Form 10-Q
period 1993-11-28
PARK ELECTROCHEMICAL CORP
filed 1994-01-12
CIK 76267

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             F O R M  10-Q


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 28, 1993

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ___________________

                    Commission file number      1-4415

                          PARK ELECTROCHEMICAL CORP.
          ----------------------------------------------------------
          (Exact name of registrant as specified in its charter)

          New York                                  11-1734643
- -------------------------------                --------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification No.)

   5 Dakota Drive, Lake Success, N.Y.                       11042
- -------------------------------------                     ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code  (516) 354-4100

                              Not Applicable
           -----------------------------------------------------

           (Former name, former address and former fiscal year,
                        if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes [X]     No [ ]


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes [ ]   No [ ]


                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,986,184 as of December 30, 1993.

                          PARK ELECTROCHEMICAL CORP.
                               AND SUBSIDIARIES



                                   I N D E X


                                                               Page
                                                              Number

PART I.     FINANCIAL INFORMATION:

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
             November 28, 1993 (Unaudited) and
             February 28, 1993 (As Restated)................     3

            Consolidated Statements of Earnings
             13 weeks and 39 weeks ended November 28, 1993
             (Unaudited) and November 29, 1992 (Unaudited -
             As Restated)...................................     4

            Consolidated Statements of Cash Flows
             39 weeks ended November 28, 1993 (Unaudited)
             and November 29, 1992 (Unaudited - As Restated)     5

            Notes to Condensed Consolidated Financial
             Statements (Unaudited) .......................      6

   Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations ...................................      8


PART II.    OTHER INFORMATION:

   Item 1.  Legal Proceedings ..............................     11

   Item 4.  Submission of Matters to a Vote of Security
            Holders.........................................     11

   Item 6.  Exhibits and Reports on Form 8-K ...............     11


SIGNATURES  .................................................    12

                         PARK ELECTROCHEMICAL CORP.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                               (in thousands)
                                                 November 28,     February 28,
                                                     1993           1993
ASSETS                                           (Unaudited)            *

  Cash and cash equivalents                      $ 14,067         $  9,006

  Marketable securities                            21,995           23,762

  Accounts receivable, net                         26,169           26,114

  Inventories (Note 2)                             16,762           14,233

  Prepaid expenses & other current assets           1,852            1,853
                                                 --------          -------
     TOTAL CURRENT ASSETS                          80,845           74,968

  Property, plant and equipment, net               49,575           50,478

  Other assets (Note 3)                             3,287            3,563
                                                 --------         --------
                                                 $133,707         $129,009
                                                 ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

  Bank loans payable                             $    597         $    120

  Accounts payable                                 23,864           19,226

  Accrued liabilities                              11,403            8,735

  Income taxes payable                              2,378            1,076
                                                 --------         --------
     TOTAL CURRENT LIABILITIES                     38,242           29,157

  Long-term debt                                   33,579           33,957

  Deferred income taxes (Note 3)                    3,305            4,395

  Deferred pension liability                          800              800

  Stockholders' Equity:
   Common stock                                       518              518
   Other stockholders' equity                      57,263           60,182
                                                 --------         --------
     TOTAL STOCKHOLDERS' EQUITY                    57,781           60,700
                                                 --------         --------
                                                 $133,707         $129,009
                                                 ========         ========

*The Balance Sheet at February 28, 1993 has been taken from the audited financial statements at that date, and condensed.



                         PARK ELECTROCHEMICAL CORP.
                             AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF EARNINGS
               (Unaudited - in thousands, except per share data)

                                  13 weeks ended          39 weeks ended
                             November 28, November 29, November 28, November 29,
                                1993         1992         1993         1992
                                          (As Restated              (As Restated
                                           - Note 4)                 - Note 4)
Net sales                     $54,063      $43,801      $150,610     $131,070
                              --------     --------     ---------    ---------
Costs and expenses:
 Cost of sales                 43,685       37,530      123,299       111,821
 Selling, general and
  administrative                6,591        5,655       19,065        16,750
                              --------     --------    ---------     ---------
Total costs and expenses       50,276       43,185      142,364       128,571
                              --------     --------    ---------     ---------
Operating profit                3,787          616        8,246         2,499
                              --------     --------    ---------     ---------
Other income (expense):
 Interest expense                (606)        (552)      (1,846)       (1,865)
 Other income, net                225          268          786         1,526
                              --------     --------    ---------     ---------

Total other income (expense)     (381)        (284)      (1,060)         (339)
                              --------     --------     --------      --------

Earnings before income tax
 provision                      3,406          332        7,186         2,160

Income tax provision            1,229          100        2,529           583
                              --------     --------     --------      --------

NET EARNINGS                  $ 2,177      $   232      $ 4,657       $ 1,577
                              ========     ========     ========      ========


Net earnings per common share:
 Primary                      $   .55      $   .05      $  1.17       $   .35
 Fully Diluted                $   .45      $   .05      $  1.03       $   .35

Dividends per common share    $   .08      $   .08      $   .24       $   .24


Weighted average number of
common shares outstanding:
 Primary                        3,983        4,542        3,989         4,531
 Fully Diluted                  5,728        4,542        5,727         4,531




                              PARK ELECTROCHEMICAL CORP.
                                   AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited - in thousands)
                                                          39 weeks ended
                                                     November 28,  November 29,
                                                        1993          1992
                                                                  (As Restated)
NET CASH PROVIDED BY OPERATING ACTIVITIES:            $ 15,699      $  6,937
                                                      ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and
  equipment, net                                        (5,462)       (8,080)
 Purchases of marketable securities                   (172,713)     (224,639)
 Proceeds from sales of marketable
  securities                                           174,547       226,796
 Acquisition, net of cash acquired                         -              13
                                                      ---------     ---------
  Net cash used in investing activities                 (3,628)       (5,910)
                                                      ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds of borrowings                                    491           -
 Repayment of bank loans                                   -          (1,177)
 Repayments of long-term borrowing                         (12)         (115)
 Dividends paid                                           (956)       (1,087)
 Purchase of treasury stock                             (6,566)          -
 Proceeds from exercise of stock options                   -             125
                                                      ---------     ---------
  Net cash used in financing activities                 (7,043)       (2,254)
                                                      ---------     ---------


INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS BEFORE EXCHANGE RATE CHANGES                5,028        (1,227)
EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS                                       33          (113)
                                                      ---------      --------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                             5,061        (1,340)
CASH AND CASH EQUIVALENTS BEGINNING OF
 PERIOD                                                  9,006         7,927
                                                      ---------     ---------
CASH AND CASH EQUIVALENTS END OF PERIOD               $ 14,067      $  6,587
                                                      =========     =========


SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                          $  1,217      $  1,303
    Income taxes                                      $  1,984      $  1,061

                          PARK ELECTROCHEMICAL CORP.
                               AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      The condensed consolidated balance sheet as of November 28, 1993, the consolidated statements of earnings for the 13 weeks and 39 weeks ended November 28, 1993 and November 29, 1992, and the consolidated statements of cash flows for the 39 week periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at November 28, 1993, and the results of operations and cash flows for all periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K/A Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended February 28, 1993.


2.   INVENTORIES

     Inventories consist of the following:

                                                     (in thousands)
                                            November 28,      February 28,
                                               1993              1993
                                                             (As Restated)

          Raw materials                      $ 5,947           $ 4,580
          Work-in-process                      3,402             2,331
          Finished goods                       7,005             6,835
          Manufacturing supplies                 408               487
                                             -------           -------
                                             $16,762           $14,233
                                             =======           =======

3.    INCOME TAXES

      Effective March 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes", which requires increased recording of deferred income tax assets. As a result, the Company recorded additional deferred income tax assets, included in other assets, of $30,000, after a valuation allowance of $961,000. The cumulative effect of the accounting change is not material to the results of operations of the Company.

4.    RESTATEMENTS

      On September 20, 1993, the Company announced that its internal accounting staff had recently uncovered financial and accounting errors and irregularities at FiberCote Industries, Inc. ("FiberCote"), its 80% owned advanced composites subsidiary. On the basis of the Company's investigation, the Company determined to restate the previously reported results for certain prior periods in order to reverse the effect of these financial and accounting irregularities and errors. These reversals primarily involved the write-off of the improperly recorded receivables and the recognition of previously unrecorded liabilities at FiberCote. The results for the following prior periods ended November 29, 1992 have been restated to reverse the overstatements of net earnings in those periods in the following amounts:


                                             13 weeks ended     39 weeks ended
                                           November 29, 1992  November 29, 1992
        Earnings before income taxes, as
         previously reported                   $  541,000           $2,525,000
        Adjustments                              (209,000)            (365,000)
                                               -----------          -----------
        Earnings before income taxes, as
         restated                              $  332,000           $2,160,000
                                               ===========          ===========


        Net earnings, as previously reported   $  370,000           $1,818,000
        Adjustments                              (138,000)            (241,000)
                                               -----------          -----------
        Net earnings, as restated              $  232,000           $1,577,000
                                               ===========          ===========


        Earnings per common share -
         Primary and fully diluted,
          as previously reported               $     0.08           $     0.40
        Adjustments                                 (0.03)               (0.05)
                                               -----------          -----------
         Primary and fully diluted,
           as restated                         $     0.05           $     0.35
                                               ===========          ===========


Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

Results of Operations

      During the Company's current fiscal year's third quarter ended November 28, 1993, sales increased 23% to $54,063,000 from $43,801,000 during last year's third quarter. Sales for the nine month period ended November 28, 1993 increased 15% to $150,610,000 from $131,070,000 for last fiscal year's comparable period. Operating profits increased 515% to $3,787,000 for the current fiscal year's third quarter from $616,000 for last year's third quarter. During the nine month period ended November 28, 1993, operating profit increased 230% to $8,246,000 from $2,499,000 during last fiscal year's comparable period. During the current fiscal year's third quarter, the Company continued its emphasis on its electronics segment, which accounted for $47,764,000 in sales or 88% of the Company's total sales worldwide. The Company's foreign operations, which are dedicated almost exclusively to the electronics segment, accounted for $11,927,000 in sales or 22% of total sales worldwide during this quarter. Foreign sales during this fiscal year's third quarter increased 4% from last year's third quarter's foreign sales of $11,476,000. Fiscal third quarter sales of the plumbing hardware segment decreased by 2% to $4,310,000 from $4,399,000 during last year's third quarter. Fiscal third quarter sales in the industrial components segment were $1,989,000, as compared to $2,257,000 during last year's third quarter.

      The gross margin percentage for the Company's worldwide operations was 19.2% during the current fiscal year's third quarter, as compared to last year's third quarter gross margin percentage of 14.3%. The gross margin percentage for the current fiscal year's first nine months was 18.1%, as compared to 14.7% for last fiscal year's comparable period.

      The improved results for the third quarter were predominantly due to the performance of the Company's United States based electronics operations described below.

      During the third quarter of the current fiscal year the performance of the electronics segment continued to improve, principally as the result of improvements in the Company's United States based electronics operations. However, this improvement was more attributable to increased sales volumes and enhanced operating and manufacturing efficiencies, rather than to improved pricing. Pricing pressure has not yet abated, even in the United States markets. The extreme weakness in the European printed circuit manufacturing industry persisted during the third quarter of the current fiscal year, and there was no relief during the quarter for the Company's European electronics operations. The Company's Far East based electronics operation, which serves the printed circuit markets in that region, was somewhat disappointing during the third quarter.

      The Company's plumbing hardware segment continued to struggle during the quarter. A sustained recovery in domestic housing starts, and particularly multi-family housing starts, is expected to have a favorable impact on the plumbing hardware segment. This segment's performance should improve on this basis during the fourth quarter and into next year.

      The Company's industrial components segment consists principally of its advanced composite and industrial adhesive tape businesses. The advanced composite business continues to suffer as the result of slow-downs and cut-backs in the military and aerospace markets it serves. The industrial adhesive tape business performed reasonably well during the third quarter.

      Selling, general and administrative expenses, measured as a percentage of sales, were 12.2% during the current fiscal year's third quarter, as compared to 12.9% during the prior fiscal year's third quarter. Selling, general and administrative expenses were 12.7% during the current fiscal year's first nine month period, as compared to 12.8% during the last fiscal year's comparable period.

      Interest expense for the current fiscal year's third quarter was $606,000, as compared to $552,000 during the prior fiscal year's third quarter. During the nine month period ended November 28, 1993, interest expense was $1,846,000, as compared to $1,865,000 during last year's comparable period. These expenses represent the interest payments made by the Company on its Convertible Debentures and, to a lesser extent, on the loans carried by certain of the Company's foreign subsidiaries. Other income, principally investment income, decreased 16% to $225,000 for the current fiscal year's third quarter from $268,000 for the prior fiscal year's third quarter. Other income during the nine months ended November 28, 1993 decreased by 48% to $786,000 from $1,526,000 during last year's comparable period. The reduction in other income is attributable to the inclusion of a $359,000 gain in the prior fiscal year's nine month period ended November 29, 1992 derived from foreign currency transactions, and to the fact that market rates of interest were lower on the Company's investments during the current period. The Company's cash reserves continued to be invested primarily in short term taxable instruments and government securities.

      The Company's effective income tax rate for the fiscal nine month's ended November 28, 1993 was 35%, as compared to 27% during the same period last year. The increase in effective tax rate was predominantly due to the loss of certain foreign tax benefits which were available to the Company during last year's comparable period.

      During the current fiscal year's third quarter, the Company's net earnings increased to $2,177,000 from $232,000 during the prior fiscal year's third quarter. Primary and fully diluted earnings per share increased to $.55 and $.45 respectively for the current year's third quarter from the prior year's third quarter primary and fully diluted earnings per share of $.05. During the nine month period ended November 28, 1993, the Company's net earnings increased to $4,657,000 from $1,577,000 during last fiscal year's first nine months. Primary and fully diluted earnings per share increased to $1.17 and $1.03 respectively for the current fiscal year's first nine months from primary and fully diluted earnings per share of $.35 during last fiscal year's first nine months. This increase in earnings was primarily attributable to the increase in the operating profit of the U.S. based electronics businesses.

Liquidity and Capital Resources

      At November 28, 1993, the Company's cash and temporary investments amounted to $36,062,000, as compared to $32,768,000 at February 28, 1993, the end of the Company's last fiscal year. The increase in the Company's cash and investment position was principally attributable to cash generated from operations. The Company's working capital position was $42,603,000 at November 28, 1993 as compared to $45,811,000 at February 28, 1993. The Company's current ratio, or the ratio of current assets to current liabilities, was 2.1 to 1 at November 28, 1993, as compared to 2.6 to 1 at February 28, 1993.

      During the current fiscal year's first nine months, the Company generated $15,699,000 of funds from operations and expended $6,566,000 for the purchase of treasury stock and $5,462,000 for the purchase of property, plant and equipment. The Company believes its financial resources will be sufficient, for the foreseeable future, to provide for continued investment in property, plant and equipment and for general corporate purposes. Such resources are also available for appropriate acquisitions and other expansions of the Company's business.

                          PARK ELECTROCHEMICAL CORP.
                               AND SUBSIDIARIES



PART II.     OTHER INFORMATION

  Item 1.    Legal Proceedings.

             (a) There are no material pending legal proceedings
                 to which the Company is a party or to which any of its properties is subject.

             (b) No material pending legal proceeding was
                 terminated during the fiscal quarter ended
                 November 28, 1993.

  Item 4.    Submission of Matters to a Vote of Security Holders.

             At the annual meeting of shareholders held on July
             14, 1993:

             (a) the persons elected as directors of the Company
                 and the voting for such persons were as follows:

                                                        Authority
                Name                  Votes For         Withheld
            -------------             ---------         ---------
            Anthony Chiesa            3,694,468           29,860
            Lloyd Frank               3,691,085           33,243
            Norman M. Schneider       3,694,069           30,259
            Brian E. Shore            3,699,056           25,272
            Jerry Shore               3,696,130           28,198
            E. Philip Smoot           3,697,491           26,837



  Item 6.    Exhibits and Reports on Form 8-K.

             (a) Exhibits:

                 No. 11:  Computation of Fully Diluted Earnings
                 Per Common Share.

             (b) During the fiscal quarter ended November 28,
                 1993, the Company filed a current report on Form
                 8-K dated September 20, 1993.

                          PARK ELECTROCHEMICAL CORP.
                               AND SUBSIDIARIES



                                  SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             Park Electrochemical Corp.
                                             --------------------------
                                                  (Registrant)




Date:    January 11, 1994                      /s/Jerry Shore
         ----------------                    -------------------------
                                                   Jerry Shore
                                             Chairman of the Board and
                                                     President




Date:    January 11, 1994                       /s/Allen Levine
         ----------------                    -------------------------
                                                   Allen Levine
                                                Vice President and
                                             Principal Financial Officer

                          PARK ELECTROCHEMICAL CORP.
                               AND SUBSIDIARIES

                         Quarterly Report on Form 10-Q
                for the fiscal quarter ended November 28, 1993





Exhibit No.       Name                                               Page

   11             Computation of fully diluted                        14
                     earnings per common share

                                                                  EXHIBIT NO. 11

                           PARK ELECTROCHEMICAL CORP.
                                AND SUBSIDIARIES

             COMPUTATION OF FULLY DILUTED EARNINGS PER COMMON SHARE
               (Unaudited - in thousands, except per share data)

                                              13 weeks ended     39 weeks ended
                                            November 28, 1993   November 28,1993

ADJUSTMENT OF NET EARNINGS:

  Net earnings before adjustment                   $2,177          $4,657

  Adjustments resulting from assumed conversion of 7 1/4% convertible subordinated debentures:

     Reduction of interest expenses and
     amortization of deferred debt financing
     costs                                            620           1,861

     Related tax effect of above                     (211)           (633)
                                                   -------         -------
  Net earnings as adjusted                         $2,586          $5,885
                                                   =======         =======


ADJUSTMENT OF WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING:

  Weighted average number of common shares
   outstanding                                      3,983           3,989

  Additional shares assuming conversion of:

   Convertible Subordinated Debentures              1,613           1,613

   Stock Options                                      132             125
                                                   -------         -------
  Adjusted weighted average number of common
   shares outstanding during the period             5,728           5,727
                                                   =======         =======


  Earnings per share fully diluted                 $  .45          $ 1.03
                                                   =======         =======

