Form 10-K
period 1994-02-27
PARK ELECTROCHEMICAL CORP
filed 1994-05-27
CIK 76267

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                            _______________

                               FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
      For the fiscal year ended February 27, 1994

                                  OR

[ ]   TRANSITION REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      For the transition period from ________ to________
                     Commission file number 1-4415

                      Park Electrochemical Corp.
        (Exact name of registrant as specified in its charter)

          New York                             11-1734643
 State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)             Identification No.)

5 Dakota Drive, Lake Success, New York                11042
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code (516) 354-4100

Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange
    Title of each class                     on which registered
Common Stock, $.10 par value              New York Stock Exchange
Preferred Stock Purchase Rights           New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [Not Applicable]

      State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                                                        As of close
Title of Class        Aggregate market value          of business on
Common Stock,             $149,213,259*                 May 9, 1994
$.10 par value


[cover page 1 of 2 pages]
Page 1 of 141; Exhibit index appears on page 51




      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                           Shares                As of close
Title of Class           outstanding            of business on
Common Stock,             5,101,308               May 9, 1994
$.10 par value

                  DOCUMENTS INCORPORATED BY REFERENCE
       Proxy Statement for 1994 Annual Meeting of Shareholders--
      Incorporated by reference into Part III of this Form 10-K.
=====================================================================

*Included in such amount are 856,086 shares of common stock valued at $29.250 per share and held by Jerry Shore, the Registrant's Chief
Executive Officer and Chairman of the Board and a member of the Registrant's Board of Directors.

[cover page 2 of 2 pages]



















































                                   PART I


Item 1.     Business.

General

        Park Electrochemical Corp. ("Park"), through its subsidiaries (unless the context otherwise requires, Park and its subsidiaries are hereinafter called the "Company"), is primarily engaged in the design, manufacture and marketing of advanced electronic materials used in the production of sophisticated, multilayer printed circuit boards. The Company is a leading supplier of high performance laminates, prepregs and semi-finished circuit boards to computer and electronics original equipment manufacturers ("OEMs") and to major independent printed circuit board manufacturers. The Company's advanced electronic materials are used in computer, telecommunication, transportation, aerospace, military electronics and other sophisticated electronic equipment applications. The Company is also engaged in the design, manufacture and marketing of plumbing hardware and industrial components.

        The Company's business is divided into three industry segments: electronics, plumbing hardware and industrial components. See Note 13 of the Notes to Consolidated Financial Statements included in Item 8 of this Report for information concerning the amounts of sales to unaffiliated cus-tomers, operating profit, identifiable assets, depreciation and amortization, and capital expenditures attributable to each of the Company's industry segments during its last three fiscal years.

        The sales, operating profit and identifiable assets of the Company's foreign operations for the last three fiscal years are also set forth in
Note 13 of the Notes to Consolidated Financial Statements included in Item
8 of this Report. Such operations primarily consist of the operations of the Company's subsidiaries in the United Kingdom, France and Singapore. The Company's foreign operations are subject to the impact of foreign currency fluctuations. See Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 of this Report.

Electronic Operations

        The Company produces high technology laminates which are manufactured primarily to customer specifications and are used principally in the production of sophisticated multilayer printed circuit boards. These laminates are made of conductive metals attached to insulating materials and require rigorous process and quality control during production. The process of converting the composite laminates into a printed circuit board involves the transfer of the graphics of the printed wiring pattern to the sheet to be processed, etching off that part of the conductive sheet that is not required, and leaving the printed wiring conductors on the insulating materials. The predominant composite used in the manufacture of advanced electronic materials consists of the combination of copper conductive material and insulation made up of epoxy and other resins reinforced with woven fiberglass or prepreg. The Company produces prepreg both for use in the production of high technology laminates and for direct sale to its customers. These customers would normally perform the process of assembling the prepreg and the copper conductive material to the core printed circuit board. These customers would then complete the multilayer printed circuit board by transferring and etching the printed wiring pattern to the outside layers as described above. The Company also produces sophisticated semi-finished multilayer printed circuit boards and panels. The production of this product requires additional processing, by the Company, of its laminate and prepreg products.



        Industry Background

        Printed circuit boards are widely used in the manufacture of electronic equipment as the foundation for, and the interconnection between, various integrated circuits and electronic components. Printed circuit boards consist of metallic traces which conduct electrical current and which are on or bonded within laminates. Initially, most boards produced were double-sided printed circuit boards, with a different pattern of metallic traces printed on each side of the printed circuit boards. Rapid techno-logical advances in both semiconductor design and fabrication techniques have placed significant demands on the performance of printed circuit boards and have served as the impetus for development of new electronic materials, including increasingly more advanced laminates. Greater density, complexity and miniaturization of electronic circuitry have resulted in the development of increasingly sophisticated electronic equipment which combines higher performance and reliability with reduced size and cost. This has created increased demand for more sophisticated printed circuit boards and, in response to this demand, multilayer printed circuit boards were developed which incorporate multiple layers of metallic traces and expand the amount of circuitry available on the board. In addition, innovative electronic manufacturing techniques, such as the direct surface mounting of components to the printed circuit boards, have been developed in order to achieve higher density circuitry and lower cost per circuit interconnection.

        These trends in the printed circuit board industry have placed increasingly rigorous demands on the electrical, thermal, chemical and mechanical properties of the electronic materials used in printed circuit board production. For example, electrical properties of laminates must be highly consistent and predictable in order to avoid circuit timing mal-functions. Likewise, mechanical properties must be tightly controlled so that the various layers used in a multilayer printed circuit board can be properly aligned. Thermal stability is also critical, particularly for dense, high speed systems, because of the heat generated on the printed circuit board.

        Products and Services

        The Company's high technology laminates are produced to customer specifications using varying concentrations of insulating materials and conducting materials. The Company's high technology prepreg and semi-finished multilayer products are also manufactured to customer specifica-tions. The Company specializes in creating electrically, mechanically, chemically and thermally predictable materials which consistently meet the special requirements of its customers. Because product requirements vary from customer to customer, the Company's electronics circuitry business requires a significant degree of customer service. The Company must be capable of simultaneously filling many diverse customer orders on a timely basis. The Company believes that its success in meeting these requirements is based in large part on its ability to work with its customers in developing product specifications, its willingness to allocate research and development resources to meet new product requirements and its application of stringent quality control to its technologically advanced production process. The quality control program employed by the Company involves monitoring each product and the materials used in its manufacture for purity and uniformity, and maintaining highly disciplined process control throughout the manufacturing cycle to assure uniformity and conformity with each customer's specifications. The Company also offers incentive programs to employees for their contribution to meeting product specifications on a consistent basis.






        Due to its emphasis on service and its desire to remain close to its markets and customers, the Company has established multiple electronic circuitry facilities in the Northeast United States, the Southwest United States (California and Arizona), the United Kingdom, France and Singapore. During the fiscal year ended February 28, 1993, the Company added two new facilities dedicated to the manufacture of very high performance leading edge printed circuitry materials, one in Arizona, USA and one in Lannemezan, France.

        Marketing and Customers

        The Company's electronic materials and circuitry products are marketed primarily to large computer and electronics OEMs and to major independent printed circuit board manufacturers who are located throughout the United States, Canada, Europe and the Far East. The Company's selling effort typically involves several stages and relies on the talents of Company personnel at different levels, from management to sales personnel and quality engineers. Accordingly, the Company's strategy emphasizes the use of multiple facilities established in market areas in close proximity to its customers. After securing an order, Company personnel work closely with the customer in developing the specifications needed for that customer's product. The development work done with one customer, nevertheless, is often applicable to the needs of other customers.

        During the Company's 1994 fiscal year, more than 10% of the Company's sales were made to a major domestic manufacturing concern. This concern purchased electronic circuitry product manufactured by the Company. The Company believes its relations with this customer to be very satisfactory and further believes this customer will continue to make significant purchases during the immediate future. Although the Company's electronics segment is not dependent on this single customer, the loss of this customer could have a material adverse effect on the business of this segment. Although no other single customer accounted for 10% or more of total sales of the Company for the 1994 fiscal year and the electronics segment is not dependent on any other single customer, the loss of a major customer or of a group of this segment's customers could have a material adverse effect upon the business of this segment.

        The Company's electronics segment's products are marketed by sales personnel in industrial centers in the United States, Europe and the Far East. Such personnel include both salaried employees and independent sales representatives who work on a commission basis.

        Materials and Sources of Supply

        The principal materials used in the manufacture of the Company's electronics products consist of copper foil, fiberglass cloth and synthetic reinforcements, and specially formulated resins and chemicals. It is the Company's philosophy to identify and concentrate on a limited number of chosen suppliers of copper foil, resins and chemicals, and fiberglass cloth and reinforcements. The Company attempts to develop and maintain close working relationships with these chosen suppliers who have dedicated themselves to complying with the Company's stringent specifications and technical requirements. Although, as stated, the Company attempts to concentrate on a limited number of suppliers for these materials, the Company has nevertheless identified alternate sources of supply for each of the aforesaid materials. However, there exists a limited number of qualified suppliers of these materials. Therefore, although the Company considers its relationships with its suppliers to be satisfactory, a disruption of the supply of material from one of the Company's principal suppliers could adversely affect the electronics segment's business. Substitutes for the aforesaid materials are not readily available and an inability to obtain essential materials, if prolonged, could materially adversely affect the business of the Company's electronics segment.


        Competition

        The Company's electronics business is highly competitive. The Company has many competitors of varying sizes and financial resources in the electronic materials business located in the United States, Western Europe and the Far East. Since the Company attempts to focus its efforts toward the more sophisticated and "high-tech" end of the electronic materials markets, quality and service, as well as price, are very significant competitive factors. The Company's competitors in the high performance electronic materials market consist of companies dedicated to particular specialty areas as well as divisions and subsidiaries of some of the world's major electronics and manufacturing concerns. These major concerns are substantially larger and have significantly greater financial resources than the Company. The principal competitive factors in the electronic materials market are quality, customer service and price. The Company believes that its competitive advantage is based on its ability to deliver, on a timely basis, quality products that consistently meet customers' specifications.

        The markets in which the Company's electronics operations compete are characterized by rapid technological advances, and the Company's position in these markets depends largely on its continued ability to develop technologically advanced and highly specialized products. Although the Company's products are currently technologically competitive and the Company directs a significant amount of its time and resources toward maintaining its technological competitive advantage, there is no assurance that the Company's products will be technologically competitive in the future, or that the Company will continue to develop new products that are technologically competitive.

Plumbing Hardware Operations

        The Company markets plumbing hardware products which it designs and manufactures typically from chrome and brass plated zinc and plastic. The Company also markets brass cast and plastic plumbing hardware products and components. These products are sold to OEMs, hardware and plumbing wholesalers and home improvement centers. The Company's plumbing hardware products are designed for low cost and ease of installation and repair and also for water and energy conservation.

        Marketing and Customers

        Zinc and plastic plumbing hardware products are manufactured and assembled at the Company's facilities in Grand Rapids and Comstock Park, Michigan. The Company's brass cast plumbing hardware products are designed by the Company and manufactured by a prominent Mexican faucet manufacturer under a long term contract between the Company and this manufacturer. All of such products are marketed by sales personnel including both salaried employees and independent sales representatives who work on a commission basis. The Company's plumbing hardware customers, substantially all of which are located in the United States, include OEMs, hardware and plumbing wholesalers and home improvement centers. The Company has entered into an exclusive contract with a major U.S. faucet manufacturer to supply them with a key group of plastic assembled products. No single plumbing hardware customer accounted for 10% or more of the Company's total sales during the last fiscal year. However, the loss of a major customer or of a group of some of the largest customers of the plumbing hardware operations could have a material adverse effect upon this segment.








        Manufacturing and Sources of Supply

        The Company designs and manufactures its plumbing hardware to its own specifications and to the specifications of OEMs, using combinations of materials and product designs that are developed by its personnel. The Company usually combines chrome-plated zinc and plastic moldings for its products.

        The principal materials used in the manufacture of the Company's plumbing hardware products consist of zinc, plastics, plating materials, and other component parts. The Company purchases these materials from several suppliers. Although satisfactory substitutes for these materials are not readily available, the Company has experienced no difficulties in obtaining such materials. The Company purchases brass castings from one supplier and the Company has a long-term contract with this supplier.

        Competition

        The Company has many competitors in the plumbing hardware business, including some major corporations which manufacture their own plumbing hardware products and which have substantially greater financial resources than the Company. The Company competes for plumbing hardware business principally in terms of product performance, the ability to manufacture and deliver products in accordance with a customer's needs, and price. The Company's plumbing hardware business can be affected by fluctuations in the housing industry.

Industrial Components Operations

        The Company's industrial components operations are comprised of manufacturing advanced composites utilized primarily by the defense and aerospace industries and special purpose industrial adhesive tapes and bonding films used to join industrial components together.

        Marketing and Customers

        The Company's industrial components products are manufactured (and in some cases assembled) at the Company's facilities located in Waterbury, Connecticut and Holyoke, Massachusetts. These products are marketed by sales personnel including both salaried employees and independent sales representatives who work on a commission basis. The Company's industrial components customers, the majority of which are located in the United States, are fairly diverse and include OEM's in, and suppliers to, the aerospace and defense industry, the automotive industry and other manufac-turing industries. No single industrial components customer accounted for 10% or more of the Company's total sales during the last fiscal year. However, the loss of a major customer or of a group of some of the largest customers of the industrial components operations could have a material adverse effect upon this segment.

        Manufacturing, Materials and Sources of Supply

        The Company designs and manufactures its industrial components to its own specifications and to the specifications of its customers. The materials used in the manufacture of the Company's industrial components include chemicals, films, resins, fiberglass, plastics, and other fabricated materials and adhesives. The Company purchases these materials from several suppliers. Although satisfactory substitutes for many of these materials are not readily available, the Company has experienced no difficulties in obtaining such materials.





        Competition

        The Company has many competitors in the industrial components segment, including some major manufacturing concerns which have substantial-ly greater financial resources than the Company. The Company competes for industrial components business on the basis of product performance and development, product qualification and approval, the ability to manufacture and deliver products in accordance with customers' needs and requirements, and price.

Product Development

        The Company's high performance laminates, prepregs and semi-finished multilayer printed circuit boards are produced to customer specifications, which are typically developed with the Company's assistance. Generally, the Company utilizes funds first to develop a product or process in concept, and later to refine and shape the product or process to fit the specifications of a particular customer. The development work performed for one customer is also often applicable to the needs of other customers.

        Most of the Company's product development expenditures are attributable to the efforts of the Company's electronics operations to develop products that will be technologically competitive. The product development work of the Company's electronic materials business is focused on development of new and improved materials, products and processes to meet the changing performance, signal transmission speed, density and reliability requirements of the electronics industry. In response to rapid changes in the electronic materials business, these expenditures on product development have increased over the past several years.

        The advanced composites manufactured by the Company are also produced to customer specifications. Product development efforts are devoted toward the conforming of the Company's advanced composites to the specifications of, and the obtaining of approvals from, the Company's customers.

        The Company's product development efforts relating to its plumbing hardware business operations are directed toward the development of new decorative plumbing hardware product designs and new materials to be used in the manufacture of plumbing products. This requires market research, industrial design, engineering and testing for ease of installation and durability.

Backlog

        The Company records an item as backlog when it receives a purchase order specifying the number of units to be purchased, the purchase price, specifications and other customary terms and conditions. At April 29, 1994, the unfilled portion of all purchase orders believed to be firm was approximately $15,959,000, as compared to $15,692,000 at April 30, 1993. Backlog of the Company's three industry segments at April 29, 1994, as compared to April 30, 1993, was as follows:

                                 April 29, 1994         April 30, 1993
     Electronics                   $11,518,000            $10,279,000
     Plumbing Hardware               2,605,000              1,899,000
     Industrial Components           1,836,000              3,514,000

     Total                         $15,959,000            $15,692,000






     Various factors contribute to the size of the Company's backlog. Accordingly, the foregoing information may not be indicative of the Company's results of operations for any period subsequent to the fiscal year ended February 27, 1994.

Patents and Trademarks

     The Company holds several patents and trademarks or licenses thereto. In the Company's opinion, some of these patents and trademarks, particularly those related to certain of its electronics and plumbing hardware products, are important to such products. Generally, however, the Company does not believe that its inability to obtain new, or to defend existing, patents and trademarks would have a material adverse effect on the Company's business.

Employees

     At February 27, 1994, the Company had approximately 1,540 employees.
Of these employees, 1,270 are engaged in the Company's electronics operations, 210 in its plumbing hardware operations, 40 in its industrial components operations and 20 consisted of executive personnel and general administrative staff. Approximately 11% of the Company's employees, most of whom are engaged in the industrial components, plumbing hardware and foreign electronics operations, are subject to collective bargaining agreements. Management considers its labor relations to be satisfactory.

Environmental Matters

     The Company is subject to stringent environmental regulation. The Company believes that it currently is in substantial compliance with the applicable federal, state and local environmental laws and regulations to which it is subject and that continuing compliance therewith will not have a material effect on its capital expenditures, earnings or competitive position. The Company does not currently anticipate making material capital expenditures for environmental control facilities during the remainder of its current fiscal year or its succeeding fiscal year. However, other possible developments, such as the enactment or adoption of even more stringent environmental laws and regulations, could conceivably result in substantial additional costs to the Company.

     The Company and certain of its subsidiaries have been named by the Environmental Protection Agency (the "EPA") or a comparable state agency under the Comprehensive Environmental Response, Compensation and Liability Act (the "Superfund Act") or similar state law as potentially responsible parties for a number of hazardous waste disposal sites or other potentially contaminated areas. Under the Superfund Act and similar state laws, all parties who may have contributed any waste to a hazardous waste disposal site or contaminated area identified by the EPA or comparable state agency are jointly and severally liable for the cost of cleanup unless the EPA or such agency agrees otherwise. Generally, these sites are locations at which numerous persons dispose hazardous waste. In the case of the Company's subsidiaries, generally the waste was removed from their manufacturing facilities and disposed at the waste sites by various companies which contracted with the subsidiaries to provide waste disposal services.
Neither the Company nor any of its subsidiaries have been accused of or charged with any wrongdoing or illegal acts in connection with any such sites. The Company believes it maintains a very effective and comprehensive environmental compliance program. Management believes the ultimate disposition of known environmental matters will not have a material adverse effect upon the Company's business.






Item 2.  Properties.

         The following chart indicates the significant properties owned and leased by the Company, the industry segment(s) which use the properties, and the location and size of each such property. (All of such properties, except for the Lake Success, New York property, are used principally as manufacturing, warehouse and assembly facilities.)

                                                                  Size
                          Owned or                               (Square
     Location              Leased                Use             Footage)
 Lake Success, NY         Leased         Executive Offices         7,000
 Walden, NY               Owned          Electronics              51,000
 New Windsor, NY          Leased         Electronics              11,000
 Fullerton, CA            Leased         Electronics              72,000
 Anaheim, CA              Leased         Electronics              26,000
 Tempe, AZ                Leased         Electronics              52,000
 Tempe, AZ                Leased         Electronics              38,000
 Tempe, AZ                Leased         Electronics              15,000
 Mirebeau, France         Owned          Electronics              81,000
 Lannemezan, France       Owned          Electronics              29,000
 Skelmersdale, England    Owned          Electronics              54,000
 Galashiels, Scotland     Leased         Electronics              13,000
 Chippenham, England      Leased         Electronics               5,000
 Singapore                Owned          Electronics              40,000
 Singapore                Leased         Electronics              18,000
 Grand Rapids, MI         Owned          Plumbing Hardware/      165,000
                                         Industrial Components
 Comstock Park, MI        Leased         Plumbing Hardware        39,000
 Holyoke, MA              Leased         Industrial Components/   17,000
                                         Electronics
 Waterbury, CT            Leased         Industrial Components/  100,000
                                         Electronics

         The Company believes its facilities and equipment to be in good condition and reasonably suited and adequate for its current needs.

Item 3.  Legal Proceedings.

         (a) There are no material pending legal proceedings to which the Company is a party or to which any of its properties is subject.

         (b) No material pending legal proceeding was terminated during the fiscal quarter ended February 27, 1994.

















Item 4.  Submission of Matters to a Vote of Security Holders.

         None.


Executive Officers of the Registrant:

         Name                           Title                       Age

    Jerry Shore         Chairman of the Board, Chief                 68
                        Executive Officer, President and
                        a Director

    E. Philip Smoot     Executive Vice President and a               56
                        Director

    Brian E. Shore      Executive Vice President and a               42
                        Director

    Allen Levine        Vice President and Chief                     64
                        Financial Officer, Secretary and
                        Treasurer

         Jerry Shore has served the Company in the capacities stated above for more than the past five years.

         Mr. Smoot has served the Company in the capacities stated above for more than the past five years.

         Brian Shore has served as a Director of the Company for more than the past five years. Brian Shore was elected a Vice President of the Company in January 1993 and was elected Executive Vice President of the Company in May of 1994. Brian Shore also served as General Counsel of the Company from April, 1988 until April, 1994.

         Mr. Levine has served the Company as Vice President for more than the past five years and became the Chief Financial Officer of the Company in March 1990. Mr. Levine was elected to the additional offices of Secretary and Treasurer of the Company in May of 1991.

         There are no family relationships between the directors or executive officers of the Company, except that Brian Shore is the son of Jerry Shore.

         The term of office of each executive officer of the Company expires upon the election and qualification of his successor.



















                                   PART II

Item 5.  Market for the Registrant's Common
         Stock and Related Stockholder Matters.

         The Company's Common Stock is listed and trades on the New York Stock Exchange (trading symbol PKE). (The Common Stock also trades on the Midwest Stock Exchange.) The following table sets forth, for each of the quarterly periods indicated, the high and low sale prices for the Common Stock as reported on the New York Stock Exchange and dividends declared on the Common Stock.

     For the Fiscal Year           Stock Price               Dividends
   Ended February 27, 1994       High         Low             Declared
       First Quarter            16 1/2       11 1/2             $.08
       Second Quarter           15 7/8       14 5/8             $.08
       Third Quarter            18           14 3/4             $.08
       Fourth Quarter           27           16 5/8             $.08

     For the Fiscal Year           Stock Price               Dividends
   Ended February 28, 1993       High         Low             Declared
       First Quarter            14 1/8       13                 $.08
       Second Quarter           13 3/4       12 7/8             $.08
       Third Quarter            13 1/2       12 5/8             $.08
       Fourth Quarter           13           11 5/8             $.08

         As of May 9, 1994, there were 2,407 holders of record of Common
Stock.

         The Indenture relating to the Company's 7 1/4% Convertible Subordinated Debentures due June 15, 2006 prohibits the payment of dividends on, or repurchase of, shares of the Company's Common Stock, if the aggregate expenditures therefor subsequent to March 2, 1986 exceed the sum of (i) 60% of Consolidated Net Earnings, as defined in such Indenture, since March 2, 1986, less 100% of any net losses since that date, plus (ii) the net proceeds from certain issuances of shares since March 2, 1986, plus (iii) $5,000,000. On April 5, 1994, the Company announced that, on May 31, 1994, it will redeem all of the outstanding 7 1/4% Convertible Subordinated Debentures. The redemption price will be $1,021.75, plus accrued interest through the redemption date, for each $1,000 principal amount of debentures. A $1,000 principal amount debenture is convertible into 48.31 shares of the Company's common stock at a conversion price of $20.70 per share at any time prior to the close of business on May 27, 1994. As of May 5, 1994, $21,917,000 of principal amount debentures had been converted into 1,058,755 shares of the Company's common stock. The aforesaid restrictions and prohibitions contained in the Indenture will be eliminated at the close of business on May 31, 1994, the redemption date for the debentures.

         The Company expects, for the immediate future, to continue to pay regular cash dividends.

Item 6.  Selected Financial Data.

         The following selected consolidated financial data of Park and its subsidiaries is qualified by reference to, and should be read in conjunction with, the consolidated financial statements, related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein. Insofar as such consolidated financial information relates to the five fiscal years ended February 27, 1994 and is as of the end of such periods, it is derived from the consolidated financial statements for such periods and as of such dates audited by Ernst & Young, independent Certified Public Accountants, for the fiscal year ended February 27, 1994 and Deloitte & Touche, independent Certified Public Accountants for all prior periods presented. The consolidated financial statements as of February 27, 1994 and February 28, 1993 and for the three years ended February 27, 1994, together with the auditors' report for the year ended February 27, 1994, appear elsewhere in this Report.


Item 6

                                                             Fiscal Year Ended
                                           Feb 27,     Feb 28,    Mar 1,     Mar 3,     Feb 25,
                                            1994        1993       1992       1991       1990
                                                  (In Thousands, Except Per Share Amounts)
STATEMENT OF EARNINGS INFORMATION:
NET SALES                                  $208,410    $175,176   $165,287   $163,982   $148,231

COSTS AND EXPENSES:
 Cost of sales                              168,175     149,145    141,717    141,278    124,753
 Selling, general and administrative         25,930      22,865     21,250     21,385     18,682

   Total costs and expenses                 194,105     172,010    162,967    162,663    143,435

   Operating profit                          14,305       3,166      2,320      1,319      4,796

OTHER INCOME (EXPENSE):
 Interest expense                            (2,407)     (2,058)    (2,649)    (2,735)    (2,816)
 Other income, net                              947       1,967      2,252      4,323      4,998

   Total other income (expense)              (1,460)        (91)      (397)     1,588      2,182

EARNINGS BEFORE INCOME TAXES                 12,845       3,075      1,923      2,907      6,978

INCOME TAX PROVISION                          4,783         810        608      1,018      2,840

EARNINGS BEFORE EXTRAORDINARY GAIN            8,062       2,265      1,315      1,889      4,138

EXTRAORDINARY GAIN - Net of taxes                                                 290

NET EARNINGS                               $  8,062    $  2,265   $  1,315   $  2,179   $  4,138

PRIMARY EARNINGS PER COMMON SHARE:
 Earnings before extraordinary gain        $   2.02    $    .50   $    .29   $    .38   $    .80
 Extraordinary gain                                                               .06

NET EARNINGS                               $   2.02    $    .50   $    .29   $    .44   $    .80

FULLY DILUTED EARNINGS PER COMMON
 SHARE:
 Earnings before extraordinary gain        $   1.69    $    .50   $    .29   $    .38   $    .80
 Extraordinary gain                                                               .06

NET EARNINGS                               $   1.69    $    .50   $    .29   $    .44   $    .80

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING:
 Primary                                      3,993       4,534      4,528      4,923      5,147

 Fully diluted                                5,727       4,534      4,528      4,923      5,147

DIVIDENDS PER COMMON SHARE                 $    .32    $    .32   $    .32   $    .32   $    .32

BALANCE SHEET INFORMATION:
 Working capital                           $ 45,867    $ 45,811   $ 51,737   $ 56,790   $ 70,529
 Total assets                               140,750     129,009    130,734    135,759    135,043
 Long-term debt                              32,861      33,957     33,439     33,420     35,104
 Stockholders' equity                        61,454      60,700     62,275     63,676     66,923



Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

         Results of Operations

Fiscal 1994 Compared with Fiscal 1993

         During the Company's fiscal year ended February 27, 1994, sales in-creased 19% to $208,410,000 from $175,176,000 during the fiscal year ended February 28, 1993. Operating profit for the 1994 fiscal year increased 352% to $14,305,000 from $3,166,000 for the prior fiscal year. During the 1994 fiscal year, the Company continued its emphasis on its electronics segment, which accounted for $182,559,000 in sales or 88% of the Company's total sales worldwide, compared to $147,419,000, or 84% of the Company's total worldwide sales during fiscal year 1993. The Company's foreign operations, which are dedicated almost exclusively to the electronics segment, accounted for $46,491,000 in sales or 22% of total sales worldwide during the 1994 fiscal year. Foreign sales during this fiscal year were virtually flat compared to the prior fiscal year's foreign sales of $46,347,000. During fiscal 1994, sales by the plumbing hardware segment increased 1% to $18,210,000 from $18,086,000 during the prior fiscal year. Fiscal 1994 sales by the industrial components segment decreased 21% to $7,641,000 from $9,671,000 during the prior fiscal year.

         The gross profit percentage for the Company's worldwide operations was 19.3% for the 1994 fiscal year, as compared to 14.9% for the prior fiscal year.

         The Company's overall improvement in profitability during the 1994 fiscal year was predominantly due to increased sales volume and a fairly significant increase in the operating profits of the Company's United States based electronics operations.

         As mentioned above, the performance of the electronics segment, and particularly the United States based electronics operations, improved during the 1994 fiscal year. This improvement came in spite of continuing price pressure on the sophisticated printed circuitry materials produced by this segment, even in the Unites States. The negative impact of this price pressure was offset by increased market share and sales volume, improved yields and more effective and efficient resource utilization, particularly at the United States based electronics operations. The European sophisti-cated printed circuit materials industry continued to operate at depressed levels during the 1994 fiscal year. The decline in the market for products which support the manufacture of sophisticated electronic gear in Europe has resulted in significant overcapacity in the printed circuit materials industry, which in turn has lead to fierce price cutting for the products manufactured by the Company's European electronics operations. This market shrinkage and severe price pressure has very adversely effected the
Company's European electronics operations.   The Company's Far East based
electronics operations continue to perform reasonably well, but were also affected by price pressure.

         The Company has continued its significant investment in the machinery and equipment of its electronics business for the purpose of enhancing capability and expanding capacity. The Company has also continued to invest in the electronics businesses' leading edge technology and product development efforts. The Company is currently expanding its electronics manufacturing facilities in Arizona and Singapore, and plans to expand the capacity of its New York facility during the year. In addition, the Company continues to actively evaluate other strategic acquisition opportunities for its electronics business. The Company believes that its ongoing commitment to its electronic businesses' manufacturing capability and leading edge technology has enabled, and will continue to enable, the Company's electron-ics business to compete very effectively in the worldwide sophisticated printed circuitry materials markets.


         During the 1994 fiscal year, the Company's plumbing hardware segment continued to underperform. Nevertheless, the Company's plumbing hardware business very recently entered into an exclusive, long-term contract with a very significant U.S. faucet manufacturer, and this agreement is expected to greatly enhance the Company's market presence in a key target product area. The Company also very recently entered into a long-term manufacturing, marketing and product development contract with Mexico's largest faucet manufacturer. Through this agreement, high quality decorative brass plumbing products have been added to the existing plated zinc and plastic plumbing hardware product lines carried by the Company's plumbing business, and this addition has very substantially increased the potential market for this businesses' products.

         The Company's industrial components segment consists of the Company's advanced composite and industrial adhesive tape businesses. The performance of the industrial adhesive tape business improved significantly during the 1994 fiscal year. Unfortunately, this improvement was overshad-owed by the poor performance of FiberCote, the Company's 80% owned advanced composite business. As previously reported, during the 1994 fiscal year, the Company's internal accounting staff discovered financial and accounting errors and irregularities at FiberCote. A thorough internal investigation revealed that the FiberCote problems were caused, at least in part, by the collusive conduct of certain members of FiberCote's senior management. As a result of this investigation, the Company restated its previously reported financial statements due to overstatements of net earnings arising from these errors and irregularities including the following amounts: 1993 fiscal year - $195,000; and 1992 fiscal year - $406,000. The Company took corrective action to address the financial and accounting problems at FiberCote, including the dismissal of FiberCote's chief executive officer and chief financial officer. The Company is in the process of resetting FiberCote's business and operations. The FiberCote business accounts for less than 5% of the Company's sales and net worth. In addition to these problems, FiberCote has suffered as a result of reductions in the military and aerospace markets which it serves.

         Selling, general and administrative expenses, measured as a percent-age of sales, were 12.4% during the 1994 fiscal year, as compared to 13.1% during the prior fiscal year. This reduction in percentage is a function of the partially fixed nature of the selling, general and administrative expenses, relative to the increase in sales.

         During the 1994 fiscal year, interest expense increased 17% to $2,407,000 from $2,058,000 during the prior fiscal year. These expenses are attributable to the interest payments made by the Company on its Convertible Debentures and, to a lesser extent, on loans carried by certain of the Company's foreign subsidiaries. The increase in this expense was attribut-able to the reduction in interest capitalized to property, plant and equipment during fiscal 1994 compared to fiscal 1993. Other income decreased 52% to $947,000 during the 1994 fiscal year from $1,967,000 during the 1993 fiscal year. Investment income, which is the principal component of other income, decreased 42% to $947,000 during fiscal year 1994, as compared to $1,619,000 during the prior fiscal year. This reduction in investment income occurred because the average rate of interest earned by the Company during the 1994 fiscal year was lower than that in effect during the 1993 fiscal year. Also included in other income for the 1993 fiscal year was a $348,000 gain derived from foreign currency transactions. The Company's cash reserves continued to be invested primarily in short term taxable instruments and government securities.

         The Company's effective income tax rate for fiscal 1994 was 37.2%, as compared to 26.3% for fiscal 1993. The effective tax rate for fiscal 1994 increased due to the reductions in general business credits, the reduced impact of favorable foreign tax rate differentials, and the adjustment in the prior year of Federal and state income tax accruals. These increases were partially offset by the reduced impact of state and local taxes, and foreign net operating losses without tax benefit, on the 1994 effective tax rate.

         The Company's net earnings increased 256% in fiscal 1994 to $8,062,000 from $2,265,000 during fiscal 1993. The increase in net profit was attributable to the increase in operating profit. Primary and fully diluted earnings per share increased to $2.02 and $1.69, respectively, for the 1994 fiscal year compared to $.50 for both primary and fully diluted earnings per share for the 1993 fiscal year.

         The impact of inflation on the Company's operations was not consid-ered to be significant during these periods.

Fiscal 1993 Compared with Fiscal 1992

         During the Company's fiscal year ended February 28, 1993, sales in-creased 6% to $175,176,000 from $165,287,000 during the fiscal year ended March 1, 1992. Operating profit for the 1993 fiscal year increased 36% to $3,166,000 from $2,320,000 for the prior fiscal year. During the 1993 fiscal year, the Company continued its emphasis on its electronics segment, which accounted for $147,419,000 in sales or 84% of the Company's total sales worldwide, compared to $137,707,000, or 83% of the Company's total worldwide sales during fiscal year 1992. The Company's foreign operations, which are dedicated almost exclusively to the electronics segment, accounted for $46,347,000 in sales or 26% of total sales worldwide during the 1993 fiscal year. Foreign sales during the 1993 fiscal year decreased 1% from the prior fiscal year's foreign sales of $46,675,000 due to the reduced sales volume of the Company's European operations. During fiscal 1993, sales by the plumbing hardware segment decreased 2% to $18,086,000 from $18,394,000 during the prior fiscal year. Fiscal 1993 sales by the industrial components segment increased 5% to $9,671,000 from $9,186,000 during the prior fiscal year.

         The gross profit percentage for the Company's worldwide operations was 14.9% for the 1993 fiscal year, as compared to 14.3% for the prior fiscal year.

         The depressed results for the 1993 fiscal year were largely attributable to the ongoing weakness of all business segments and particu-larly the serious difficulties experienced by the Company's European based electronics operations.

         The performance of the electronics segment during the 1993 fiscal year was relatively weak. The United States electronics markets showed signs of beginning a modest recovery and, in response, the Company's domestic electronics operations began to improve during the latter half of the 1993 year. However, these improvements were seen almost exclusively in sales volumes, rather than in pricing, for the Company's electronics products. Further, these improvements were nearly completely overshadowed by the serious difficulties encountered by the Company's European electron-ics operations during the 1993 year. The European sophisticated printed circuit materials industry continued to operate under extreme pressure during the 1993 year. This pressure had very adversely affected the pricing for the Company's European electronics products and therefore the operating margins of the Company's European electronics operations. The Company adjusted the operating levels of its European operations in response to this depressed market environment during the 1993 fiscal year in an attempt to remove as much cost from these operations as possible while maintaining its relatively significant business presence in that region. The Company's Far East based electronics operations performed reasonably well during fiscal 1993.



         During the 1993 fiscal year the Company acquired a French concern which specializes in the manufacture of new, ultra-thin laminates for very advanced printed circuitry applications, as well as the development of other leading technologies and products for the printed circuitry industry. The Company's new high-tech manufacturing facility in Tempe, Arizona also came on-line during fiscal 1993. To the Company's knowledge, this facility is the only facility in the world which is dedicated exclusively to the development and manufacture of advanced high performance printed circuitry material products which are used in the most sophisticated electronics applications.

         The Company's plumbing hardware segment continued to be adversely affected by the ongoing domestic economic downturn, weak housing starts in the United States and competitive pressure from the Far East during the 1993 year. During the 1993 fiscal year, the Company focused on improving the production yields of its plumbing hardware operations. However, outside market pressures continued to adversely affect this business.

         While the sales of the industrial adhesive tape business grew reasonably well during the 1993 fiscal year as compared to the prior year, the operating margins of that business were somewhat disappointing. As discussed above, the Company's financial statements were restated to reverse certain accounting errors and irregularities discovered at the Company's 80% owned advanced composite subsidiary, FiberCote, the other principal business in the Company's industrial component segment. This advanced composite business had come under pressure as the result of slow-downs and cut-backs in the military and aerospace markets it serves.

         Selling, general and administrative expenses, measured as a percent-age of sales, were 13.1% during the 1993 fiscal year, as compared to 12.9% during the prior fiscal year. Included in fiscal year 1993 selling, general and administrative expenses were provisions for doubtful accounts of $1,904,000 compared to $1,350,000 in the 1992 fiscal year. This increase was a reflection of the general weakness in the electronics markets in which the Company operates.

         During the 1993 fiscal year, interest expense decreased 22% to $2,058,000 from $2,649,000 during the prior fiscal year. These expenses were attributable to the interest payments made by the Company on its Convertible Debentures and, to a lesser extent, on loans carried by certain of the Company's foreign subsidiaries. The majority of the reduction in this expense was attributable to the repayment of virtually all of the foreign loans by the Company during the 1993 fiscal year. Due to the increasing spread between the interest earned on its cash reserves and the interest charged on borrowings, the Company chose to eliminate nearly all foreign bank borrowings. Other income decreased 13% to $1,967,000 during the 1993 fiscal year from $2,252,000 during the 1992 fiscal year. Investment income, which was the principal component of other income, decreased 28% to $1,619,000 during fiscal year 1993, as compared to $2,252,000 during the prior fiscal year. This significant reduction in investment income occurred because the Company had a lesser amount of available funds for investment during the 1993 fiscal year, and because the prevailing interest rates during the 1993 fiscal year were lower than those in effect during the 1992 fiscal year. Also included in other income for the 1993 fiscal year was a $348,000 gain derived from foreign currency transactions. This foreign currency gain partially offset the reduction in investment income. The Company's cash reserves were invested primarily in short term taxable instruments and government securities.







         The Company's effective income tax rate for fiscal 1993 was 26.3%, as compared to 31.6% for fiscal 1992. The lower effective tax rate for fiscal 1993 was influenced by the adjustment of Federal and state income tax accruals, the lower provision for state taxes and the increase in general business credits. These reductions were partially offset by the net impact of the higher foreign effective tax rate, which resulted from the increase in foreign losses without tax benefit.

         The Company's net earnings increased 72% in fiscal 1993 to $2,265,000 from $1,315,000 during fiscal 1992. The increase in the 1993 net profit was largely attributable to the increase in operating profit.
Primary and fully diluted earnings per share increased to $.50 for the 1993 fiscal year from $.29 for the 1992 fiscal year.

         The impact of inflation on the Company's operations was not consid-ered to be significant during these periods.


Liquidity and Capital Resources

         At February 27, 1994, the Company's cash and temporary investments amounted to $38,053,000, as compared to $32,768,000 at February 28, 1993. This increase in the Company's cash and investment position was attributable to several factors, including cash generated from operations. The Company's working capital position was $45,867,000 at February 27, 1994, as compared to $45,811,000 at February 28, 1993. The Company's current ratio, or the ratio of current assets to current liabilities, was 2.1 to 1 at February 27, 1994, compared to 2.6 to 1 at February 28, 1993.

         During the three year period ended February 27, 1994, the Company generated $40,760,000 of funds from operations and expended $30,844,000 for the purchase of property, plant and equipment.

         On April 5, 1994, the Company announced that it had elected to redeem its 7 1/4% Convertible Subordinated Debentures on May 31, 1994. The redemption price is $1,021.75, plus accrued interest through the redemption date, for each $1,000 principal amount. A $1,000 principal amount debenture is convertible into 48.31 shares of the Company's common stock at any time prior to the close of business on May 27, 1994. As of May 5, 1994, $21,917,000 of principal amount debentures were converted into 1,058,755 shares of the Company's common stock. The Company believes that a significant portion of the remaining outstanding debentures will be converted into the Company's common stock prior to May 31, 1994. In any event, effective May 31, 1994, substantially all of the Company's long-term debt will have been eliminated, along with the debt service costs associated therewith.

         The Company believes its financial resources will be sufficient, for the foreseeable future, to provide for continued investment in property, plant and equipment and for general corporate purposes. Such resources are also available for appropriate acquisitions and other expansions of the Company's business.

Item 8.  Financial Statements and Supplementary Data.
         [The Company's Financial Statements begin on the next page.]











REPORT OF INDEPENDENT AUDITORS






To the Board of Directors and Stockholders of Park Electrochemical Corp.
  Lake Success, New York


We have audited the accompanying consolidated balance sheet of Park Electrochemical Corp. and subsidiaries as of February 27, 1994 and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedules listed in the Index at Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. The financial statements and financial statement schedules of Park Electrochemical Corp. for the two years in the period ended February 28, 1993, were audited by other auditors whose report dated May 7, 1993, except as to Note 16 as to which the date is October 8, 1993, expressed an unqualified opinion on those statements and schedules.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements for the year ended February 27, 1994 present fairly, in all material respects, the financial position of Park Electrochemical Corp. and subsidiaries as of February 27, 1994, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




ERNST & YOUNG


New York, New York
May 6, 1994









PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Shares and Per Share Amounts)

                                                   February 27,  February 28,
                                                       1994          1993
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                           $ 14,135      $  9,006
 Marketable securities (Note 2)                        23,918        23,762
 Accounts receivable, less allowance for
  doubtful accounts of $2,673 and $2,977,
  respectively                                         28,904        26,114
 Inventories (Note 3)                                  16,144        14,233
 Prepaid expenses and other current
  assets (Note 8)                                       2,738         1,853

     Total current assets                              85,839        74,968

PROPERTY, PLANT AND EQUIPMENT - At cost, less
 accumulated depreciation and amortization
 (Note 4)                                              51,398        50,478

OTHER ASSETS                                            3,513         3,563

TOTAL                                                $140,750      $129,009


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Bank loans payable (Note 5)                         $     78      $    120
 Accounts payable                                      24,443        19,226
 Accrued liabilities (Note 6)                          12,487         8,735
 Income taxes payable                                   2,964         1,076

     Total current liabilities                         39,972        29,157

LONG-TERM DEBT (Note 7)                                32,861        33,957

DEFERRED INCOME TAXES (Note 8)                          4,772         4,395

DEFERRED PENSION LIABILITY (Note 11)                    1,691           800

COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)

STOCKHOLDERS' EQUITY (Notes 9, 10 and 11):
 Preferred stock, $1 par value per share -
  authorized, 500,000 shares; issued, none                -             -
 Common stock, $.10 par value per share -
  authorized, 15,000,000 shares; issued,
  5,203,825 and 5,177,451 shares, respectively            520           518
 Additional paid-in capital                            17,965        17,250
 Retained earnings                                     57,098        50,312
 Currency translation adjustments                         177           109
 Pension liability adjustment                          (1,148)         (398)

                                                       74,612        67,791
 Less treasury stock, at cost, 1,150,642 and
  635,461 shares, respectively                        (13,158)       (7,091)

     Total stockholders' equity                        61,454        60,700

TOTAL                                                $140,750      $129,009

See notes to consolidated financial statements



PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(In Thousands, Except Per Share Amounts)



                                                        52 Weeks Ended
                                         February 27,     February 28,     March 1,
                                             1994             1993           1992

NET SALES                                  $208,410          $175,176       $165,287

COSTS AND EXPENSES:
 Cost of sales                              168,175           149,145        141,717
 Selling, general and administrative         25,930            22,865         21,250

    Total costs and expenses                194,105           172,010        162,967

    Operating profit                         14,305             3,166          2,320

OTHER INCOME (EXPENSE):
 Interest expense                            (2,407)           (2,058)        (2,649)
 Other income, net (Notes 2 and 14)             947             1,967          2,252

    Total other income (expense)             (1,460)              (91)          (397)

EARNINGS BEFORE INCOME TAXES                 12,845             3,075          1,923

INCOME TAX PROVISION (Note 8)                 4,783               810            608

NET EARNINGS                               $  8,062          $  2,265       $  1,315


EARNINGS PER COMMON SHARE (Note 10):

 Primary                                     $2.02             $ .50          $ .29

 Fully diluted                               $1.69             $ .50          $ .29


See notes to consolidated financial statements.

























PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands, Except Shares and Per Share Amounts)

                                                  Additional            Currency     Pension
                                   Common Stock    Paid-in   Retained  Translation  Liability     Treasury Stock
                                 Shares    Amount  Capital   Earnings  Adjustments  Adjustment  Shares      Amount
BALANCE, MARCH 3, 1991           5,177,451  $518    $17,313    $49,632     $3,770     $  (336)    647,273   $ (7,221)

  Net earnings                                                   1,315

  Exchange rate changes                                                    (1,180)

  Change in pension liability
   adjustment                                                                             (29)

  Cash dividends,
   $.32 per share                                               (1,449)

  Purchase of treasury stock                                                                        5,062        (58)

BALANCE, MARCH 1, 1992           5,177,451   518    17,313      49,498      2,590        (365)    652,335     (7,279)

  Net earnings                                                   2,265

  Exchange rate changes                                                    (2,481)

  Change in pension
   liability adjustment                                                                   (33)

  Stock options exercised                              (63)                                       (16,875)       188

  Cash dividends,
   $.32 per share                                               (1,451)

  Purchase of treasury stock                                                                            1

BALANCE, FEBRUARY 28, 1993       5,177,451   518    17,250      50,312        109        (398)    635,461     (7,091)

  Net earnings                                                   8,062

  Exchange rate changes                                                        68

  Change in pension
   liability adjustment                                                                  (750)

  Stock options exercised                              184                                        (43,625)       499

  Conversion of debentures          26,374     2       531

  Cash dividends,
   $.32 per share                                               (1,276)

  Purchase of treasury stock                                                                      558,806     (6,566)

BALANCE, FEBRUARY 27, 1994       5,203,825  $520   $17,965     $57,098     $  177     $(1,148)  1,150,642   $(13,158)

See notes to consolidated financial statements.


PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)


                                                                 52 Weeks Ended

                                                   February 27,  February 28,   March 1,
                                                       1994          1993         1992
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                       $  8,062       $  2,265     $  1,315
  Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
   Depreciation and amortization                        8,733          7,840        7,196
   Provision for doubtful accounts receivable              (3)         1,904        1,350
   Gain on sale of marketable securities                  (61)          (180)        (157)
   Provision for deferred income taxes                    (52)        (1,025)        (294)
   Other, net                                             282            220          119
   Changes in operating assets and liabilities:
    (Increase) in accounts receivable                  (2,773)        (1,154)      (3,700)
    (Increase) decrease in inventories                 (1,908)        (1,100)       3,895
    Decrease (increase) in prepaid expenses
     and other current assets                              89            784         (371)
    Decrease (increase) in other assets                   164         (2,138)        (552)
    Increase (decrease) in accounts payable             5,265            544       (1,022)
    Increase in accrued liabilities                     3,247            810        1,162
    Increase in income taxes payable                    1,007            633          364

       Net cash provided by operating activities       22,052          9,403        9,305

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment, net      (9,627)       (10,307)     (10,910)
  Purchases of marketable securities                 (200,404)      (288,213)    (376,800)
  Proceeds from sales of marketable securities        200,309        293,584      377,048
  Cash acquired in acquisition, net of cash paid         -                 6         -

       Net cash used in investing activities           (9,722)        (4,930)     (10,662)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of borrowings                                (64)        (1,402)      (2,741)
  Dividends paid                                       (1,276)        (1,451)      (1,449)
  Proceeds from exercise of stock options                 683            -            -
  Purchase of treasury stock                           (6,566)           -            (58)
  Other                                                   -                3          (21)

       Net cash used in financing activities           (7,223)        (2,850)      (4,269)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
  BEFORE EFFECT OF EXCHANGE RATE CHANGES                5,107          1,623      ( 5,626)

EFFECT OF EXCHANGE RATE CHANGES ON
  CASH AND CASH EQUIVALENTS                                22           (544)        (205)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        5,129          1,079      ( 5,831)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR            9,006          7,927       13,758

CASH AND CASH EQUIVALENTS, END OF YEAR               $ 14,135       $  9,006     $  7,927



See notes to consolidated financial statements.




PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED FEBRUARY 27, 1994



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


    a. Principles of Consolidation - The consolidated financial statements include the accounts of Park Electrochemical Corp. ("Park") and its subsidiaries (collectively, the "Company"), substantially all of which are wholly owned. All significant intercompany balances and transactions have been eliminated.


    b. Accounting Period - The Company's fiscal year is the 52 or 53 week period ending the Sunday nearest to the last day of February. Fiscal years 1994, 1993 and 1992 ended on February 27, 1994, February 28, 1993 and March 1, 1992, respectively. Each fiscal year presented included 52 weeks.


    c. Marketable Securities - Marketable securities are stated at the lower of aggregate cost or market.


    d. Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market.


    e. Depreciation and Amortization - Depreciation and amortization are computed principally by the straight-line method over the estimated useful lives of the related assets or, with respect to leasehold improvements, the term of the lease, if shorter.


    f. Income Taxes - Deferred income taxes are provided for temporary differences in the reporting of certain items, primarily depreciation, for income tax purposes as compared to financial accounting purposes.

        United States ("U.S.") Federal income taxes have not been provided on the undistributed earnings (approximately $7,100,000 at February 27, 1994) of the Company's foreign subsidiaries, since it is management's practice and intent to reinvest such earnings in the operations of these subsidiaries.


    g. Foreign Currency Translation - Assets and liabilities of foreign subsidiaries using currencies other than the U.S. dollar as their functional currency are translated into U.S. dollars at year-end exchange rates and income and expense items are translated at average exchange rates for the period. Gains and losses resulting from translation are recorded as currency translation adjustments in stockholders' equity.


    h. Deferred Charges - Preoperating and start-up costs incurred in connection with new manufacturing facilities are deferred and included in other assets and amortized on a straight-line basis over five years.

        Costs incurred in connection with the issuance of debt financing are deferred and included in other assets and amortized on a straight-line basis over the respective debt repayment period.







    i. Consolidated Statements of Cash Flows - The Company considers all money market securities and investments with maturities at the date of purchase of 90 days or less to be cash equivalents.

        Supplemental cash flow information:
                                                    Fiscal Year
                                           1994        1993         1992
        Cash paid during the year for:
         Interest                        $2,352,000  $2,002,000    $2,592,000
         Income taxes                     3,960,000   1,072,000       899,000

    j. Accounting for Certain Investments in Debt and Equity Securities - The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 will require investments in marketable equity securities and debt securities to be presented at fair value. Implementation of SFAS No. 115 will not be required until fiscal 1995. The impact, if any, of SFAS No. 115 on the consolidated financial statement is not expected to be significant.


2.  MARKETABLE SECURITIES

                                                February 27,   February 28,
                                                    1994           1993
     Certificates of deposit                     $     -         $ 2,000,000
     Floating rate and medium term notes           6,000,000       2,000,000
     Deposit notes                                     -           3,999,000
     U.S. Treasury bills and other
      government securities                       17,782,000      15,754,000
     Other                                           136,000           9,000

                                                 $23,918,000     $23,762,000

     Included in other income are realized gains on marketable securities transactions of $61,000, $180,000 and $157,000 for fiscal 1994, 1993 and
     1992, respectively.


3.   INVENTORIES

                                                February 27,   February 28,
                                                    1994           1993
     Raw materials                               $ 4,727,000     $ 4,580,000
     Work-in-process                               3,479,000       2,331,000
     Finished goods                                7,581,000       6,835,000
     Manufacturing supplies                          357,000         487,000

                                                 $16,144,000     $14,233,000













4.   PROPERTY, PLANT AND EQUIPMENT
                                                February 27,   February 28,
                                                    1994           1993
     Land, buildings and improvements            $17,460,000     $15,546,000
     Machinery, equipment, furniture
      and fixtures                                88,463,000      81,764,000

                                                 105,923,000      97,310,000
     Less accumulated depreciation
      and amortization                            54,525,000      46,832,000

                                                 $51,398,000     $50,478,000

     Depreciation and amortization expense relating to property, plant and equipment amounted to $8,188,000, $7,148,000 and $6,842,000 for fiscal 1994, 1993 and 1992, respectively. Interest expense capitalized to property, plant and equipment amounted to $109,000, $508,000 and $206,000 for fiscal 1994, 1993 and 1992, respectively.

5.   BANK LOANS PAYABLE

     Bank loans payable consist of $78,000 of unsecured demand loans relating to foreign subsidiaries. Related foreign lines of credit totalled $6,100,000 at February 27, 1994, of which $6,022,000 remains available to the subsidiaries. The weighted average interest rate applicable to such loans outstanding at February 27, 1994 approximated 8%.

6.   ACCRUED LIABILITIES
                                                February 27,   February 28,
                                                    1994           1993
     Payroll and commissions                     $ 3,112,000     $ 1,868,000
     Taxes, other than income taxes                1,191,000       1,140,000
     Other                                         8,184,000       5,727,000

                                                 $12,487,000     $ 8,735,000

7.   LONG-TERM DEBT
                                                February 27,   February 28,
                                                    1994           1993
     7.25% convertible subordinated
      debentures                                 $32,852,000     $33,398,000
     Other                                            71,000         572,000

                                                  32,923,000      33,970,000
     Less current portion (included
      in accrued liabilities)                         62,000          13,000

                                                 $32,861,000     $33,957,000

     On June 12, 1986, the Company issued $35,000,000 of principal amount 7.25% convertible subordinated debentures which mature on June 15, 2006 with interest payable semiannually on June 15 and December 15 of each year. The debentures are unsecured, subordinated to bank loans payable (Note 5) and other long-term debt and are convertible at any time prior to maturity into shares of the Company's common stock at $20.70 per share. The Company may redeem the debentures at specified prices, plus accrued interest, currently at 102.175% of principal value and declining to 100% on June 15, 1996. Beginning June 15, 1996, and on each June 15 through 2005, the Company is required to redeem 7.5% of the original principal amount, adjusted for any earlier redemptions, conversions or open market purchases, to retire 75% of the debentures prior to maturity. The indenture contains a minimum net worth requirement and certain limitations regarding the payment of dividends and acquisitions of treasury shares. Underwriting discount and related costs incurred in connection with this financing amounted to $1,240,000.

     On April 5, 1994, the Company announced that it had elected to redeem the 7.25% convertible subordinated debentures on May 31, 1994. The redemption price will be $1,021.75, plus accrued interest through the redemption date, for each $1,000 principal amount. A $1,000 principal amount debenture is convertible into 48.31 shares of the Company's common stock at any time prior to the close of business on May 27, 1994. As of May 5, 1994, $21,917,000 of principal amount debentures were converted into 1,058,755 shares of the Company's common stock. The Company believes that a substantial portion of the $11,481,000 balance of debentures still outstanding as of May 5, 1994 will convert into the Company's common stock prior to May 31, 1994. If the conversion of substantially all the debentures had occurred as of the beginning of the 1994 fiscal year, the primary earnings per share for fiscal 1994 would have closely approximated the fully diluted earnings per share for fiscal 1994.

8.   INCOME TAXES

     The income tax provision includes the following:
                                                     Fiscal Year
                                           1994         1993        1992
     Current:
      Federal                            $4,300,000  $1,650,000   $  841,000
      State and local                       535,000     185,000      455,000
      Foreign                                  -           -        (394,000)

                                          4,835,000   1,835,000      902,000

     Deferred:
      Federal                               396,000    (475,000)     (10,000)
      State and local                      (145,000)   (160,000)      (5,000)
      Foreign                              (303,000)   (390,000)    (279,000)

                                            (52,000) (1,025,000)    (294,000)

                                         $4,783,000  $  810,000   $  608,000

     The Company's effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

                                                      Fiscal Year
                                             1994        1993       1992

     Statutory U.S. Federal tax rate          35.0%       34.0%      34.0%

     Tax accruals no longer required            -        (16.3)        -

     Foreign net operating losses
      without tax benefit                      4.6        34.1        5.2

     Foreign tax rate differentials            (.9)      (21.9)     (22.1)

     State and local taxes, net of
      Federal benefit                          2.0         8.0       15.4

     General business credits                 (2.8)      (11.0)      (6.4)

     Other, net                                (.7)        (.6)       5.5

                                              37.2%       26.3%      31.6%





     The Company adopted SFAS No. 109 effective March 1, 1993. SFAS No. 109 supersedes SFAS No. 96, "Accounting for Income Taxes" which the Company had adopted in fiscal 1989. The cumulative effect of the adoption of SFAS No. 109 was not significant.

     The Company has foreign net operating loss carryforwards of approximately $20,700,000, of which $16,700,000 was acquired through a business combination. Approximately, $11,700,000 of the foreign tax net operating loss carryforwards expire in varying amounts from 1995 through 1999; the remainder have an indefinite expiration.

     At February 27, 1994, a current deferred tax asset of $962,000, primarily attributable to reserves not currently deductible for tax purposes, is included in other current assets. A long-term deferred tax asset of $339,000, primarily attributable to foreign net operating loss carryforwards, is included in other assets. This long-term deferred tax asset is net of a valuation reserve of approximately $8,300,000. The majority of the valuation reserve relates to foreign net operating loss carryforwards acquired through a business combination. The deferred tax liabilities consist primarily of timing differences relating to depreciation.

9.   STOCKHOLDERS' EQUITY

  a. Stock Options - Under the stock option plans approved by the Company's stockholders, key employees may be granted options to purchase shares of common stock exercisable at prices not less than the fair market value at the date of grant. Options become exercisable 25% one year from the date of grant, with an additional 25% exercisable each succeeding year. The options expire 10 years from the date of grant.

     On July 14, 1992, the Company's stockholders approved the adoption of a 1992 stock option plan (the "1992 Plan") pursuant to which options to acquire 300,000 shares of the Company's common stock are available for grant to key employees. The purchase price for common stock to be acquired, upon the exercise of options, will be no less than 100% of the fair market value of such stock at the date the options are granted. The 1992 Plan will expire in March 2002.

     Information with respect to the Company's stock option plans follows:

                                        Range of        Outstanding Options
                                    Exercise Prices    Granted   Exercisable

     Balance, March 3, 1991         $ 7.41 - $17.75      138,825    101,862

     Options becoming exercisable    12.00 -  17.75         -        15,964
     Granted                         11.00 -  12.10       83,900       -
     Cancelled                       11.50 -  17.75      (32,800)   (29,900)

     Balance, March 1, 1992           7.41 -  17.17      189,925     87,926

     Options becoming exercisable    11.00 -  13.63         -        27,100
     Granted                         13.25 -  14.85       39,009       -
     Exercised                            7.41           (16,875)   (16,875)
     Cancelled                       11.00 -  13.63       (1,350)      (476)

     Balance, February 28, 1993      11.00 -  17.17      210,709     97,675

     Options becoming exercisable    11.00 -  14.85         -        36,552
     Granted                         14.75 -  14.88       90,650       -
     Exercised                       11.00 -  17.17      (43,625)   (43,625)
     Cancelled                       11.00 -  14.85      (12,000)    (3,800)

     Balance, February 27, 1994     $11.00 - $17.17      245,734     86,802

     At February 27, 1994, 192,341 stock options were available for future grant under the plans.



     On July 24, 1985, the Company's stockholders approved the grant of a nonqualified stock option to an officer of the Company to purchase 50,000 shares of the Company's common stock at an exercise price of $15 per share, the fair market value of the Company's common stock on November 27, 1984, the date of the grant. The option is exercisable in whole or in part through November 27, 1994.

 b. Dividends - During fiscal 1994, the Company declared and paid cash dividends of $.32 per share, aggregating $1,276,000. A cash dividend of $.08 per share was declared on March 18, 1994 payable on May 10, 1994 to stockholders of record on April 12, 1994.

 c. Treasury Stock - The Company repurchased six shares and one share of its common stock under authorizations of the Board of Directors during fiscal 1994 and 1993, respectively.

     On March 9, 1993, in a privately negotiated transaction with an unaffiliated third party, the Company repurchased 558,800 shares of its common stock for $6,566,000. The purchase was made outside the Company's stock repurchase program.

 d. Stockholders' Rights Plan - On February 2, 1989, the Company adopted a stockholders' rights plan designed to protect stockholder interests in the event the Company is confronted with coercive or unfair takeover tactics. Under the terms of the plan, each stockholder of record on February 15, 1989 received one right for each share of common stock owned at that date. In the event that a person has acquired, or has the right to acquire, 30% or more of the then outstanding common stock of the Company or tenders for 20% of more of the outstanding common stock of the Company (in either event, an "acquiring person"), such rights will become exercisable, unless the Board of Directors otherwise determines. Upon becoming exercisable as aforesaid, each right will entitle the holder thereof to purchase one one-hundredth of a share of Series A Preferred Stock for $60. In addition, each holder of an unexercised exercisable right, other than an acquiring person, shall have the right to purchase one share of the principal voting security of the acquiring person for each right held by such holder at a purchase price per share equal to 50% of the then market price per share of such acquiring person's securities. Under certain circumstances, each unexercised exercisable right may instead entitle the holder thereof to purchase one or fewer shares of the Company's common stock at a 50% discount of the then market price. The Company may redeem the rights for a nominal consideration at any time. Unless redeemed or exercised earlier, all rights expire on February 15, 1999.

 e. Reserved Common Shares - At February 27, 1994, 2,075,128 shares of common stock were reserved for issuance upon exercise of stock options and conversions of the 7.25% convertible subordinated debentures.

10.  EARNINGS PER COMMON SHARE

     Primary earnings per common share are computed based on the weighted average number of common shares outstanding during the period. For fiscal years 1993 and 1992, the assumed conversion of the Company's 7.25% convertible subordinated debentures (after elimination of related interest expense and amortization of deferred debt issuance costs, net of income tax effect) was not considered in the calculation of the fully diluted earnings per share, as the effect was antidilutive.

     The weighted average number of common shares used to compute earnings per share are as follows:
                                                    Fiscal Year
                                           1994          1993         1992

        Primary                          3,993,000     4,534,000    4,528,000

        Fully diluted                    5,727,000     4,534,000    4,528,000





11. EMPLOYEE BENEFIT PLANS

    a. Profit Sharing Plan - Park and certain of its subsidiaries have a noncontributory profit sharing retirement plan covering their regular full-time employees. The plan may be modified or terminated at any time, but in no event may any portion of the contributions revert to the Company. The Company's contributions under the plan amounted to $1,513,000, $708,000 and $661,000 for fiscal 1994, 1993 and 1992, respectively. Contributions are discretionary and may not exceed the amount allowable as a tax deduction under the Internal Revenue Code. During fiscal 1992, the Board of Directors of the Company approved the incorporation of 401(k) retirement savings provisions into the existing profit sharing retirement plan.

    b. Pension Plans - A subsidiary of the Company has two pension plans covering its union employees. The pension plans are noncontributory defined benefit plans. The Company's funding policy is to contribute annually the amounts necessary to satisfy the Internal Revenue Service's funding standards.

        In accordance with SFAS No. 87, the Company records its unfunded pension liability related to its two defined benefit pension plans, which amounted to $1,691,000 and $800,000 at February 27, 1994 and February 28, 1993, respectively. The effect on the Company's consolidated financial statements in recording the liability is to recognize an asset (included in "Other Assets") of $543,000 and $402,000 representing the deferred unrecognized prior service costs of the plans at February 27, 1994 and February 28, 1993, respectively, and to record a reduction of stockholders' equity of $1,148,000 and $398,000 representing the excess of the liability over the unrecognized prior service cost at February 27, 1994 and February 28, 1993, respectively.

        Pension cost includes the following components:

                                                     Fiscal Year
                                            1994         1993        1992
    Service cost - benefits earned
     during the period                    $ 48,000     $ 41,000     $ 43,000
    Interest cost on projected benefit
        obligation                         276,000      247,000      242,000
    Return on plan assets - actual         (40,000)     (94,000)     (82,000)
    Net amortization and deferral          (39,000)      (5,000)     (13,000)

        Net periodic pension cost         $245,000     $189,000     $190,000

    The funded status of the pension plan follows:

                                                 February 27,   February 28,
                                                     1994           1993
 Accumulated benefit obligation (including
  vested benefit obligation of $3,816,000
  and $2,874,000, respectively)                   $3,816,000      $2,879,000

 Projected benefit obligation                     $3,816,000      $2,879,000
 Plan assets at fair value                         1,983,000       1,974,000

 Excess of projected benefit obligation
  over plan assets                                 1,833,000         905,000

 Unrecognized net loss                            (1,152,000)       (402,000)
 Unrecognized prior service cost                    (301,000)       (130,000)
 Unrecognized net assets being amortized
  over 15 years                                     (238,000)       (268,000)

 Accrued pension liability                        $  142,000      $  105,000


        The projected benefit obligation was determined using an assumed discount rate of 7% and 9% for fiscal years 1994 and 1993, respectively, and the assumed long-term rate of return on plan assets was 8% for both fiscal years. Projected wage increases are not applicable as benefits pursuant to the plans are based upon years of service without regard to levels of compensation.

        At February 27, 1994, plan assets were invested in U.S. government securities, discounted bank notes and equity securities.

12. COMMITMENTS AND CONTINGENCIES

    a. Lease Commitments - The Company conducts certain of its operations from leased facilities which include several manufacturing plants, warehouses and offices, and a land lease. The leases on facilities are for terms of up to 10 years, the latest of which expires in 1998, and the land lease expires in 2011. Many of the leases contain renewal options for periods ranging from 1 to 15 years and require the Company to pay real estate taxes and other operating costs.

        These noncancelable operating leases have the following payment schedule:
                        Fiscal Year         Amount
                           1995            $1,815,000
                           1996             1,296,000
                           1997               909,000
                           1998               899,000
                           1999               307,000
                           Thereafter         645,000

                                           $5,871,000

        Rental expense, inclusive of real estate taxes and other costs, amounted to $2,142,000, $1,755,000 and $1,463,000 for fiscal 1994,
        1993 and 1992, respectively.

    b. Environmental Contingencies - The Company and certain of its subsidiaries have been named by the Environmental Protection Agency (the "EPA") or a comparable state agency under the Comprehensive Environmental Response, Compensation and Liability Act (the "Superfund Act") or a similar state law as potentially responsible parties for a number of hazardous waste disposal sites or other potentially contaminated areas. Under the Superfund Act and similar state laws, all parties who may have contributed any waste to a hazardous waste disposal site or contaminated area identified by the EPA or a comparable state agency are jointly and severally liable for the cost of cleanup unless the EPA or such agency agrees otherwise. Generally, these sites are locations at which numerous persons dispose hazardous waste. In the case of the Company's subsidiaries, generally the waste was removed from their manufacturing facilities and disposed at waste sites by various companies which contracted with the subsidiaries to provide waste disposal services. Neither the Company nor any of its subsidiaries have been accused of or charged with any wrongdoing or illegal acts in connection with any such sites. The Company believes it maintains a very effective and comprehensive environmental compliance program.

        Included in cost of sales are charges for actual expenditures and accruals, based on estimates, for certain environmental matters described above. The Company accrues estimated costs associated with known environmental matters, when such costs can be estimated. Management believes the ultimate disposition of known environmental matters will not have a material adverse effect upon the liquidity, capital resources, business or consolidated financial position of the Company. However, one or more of such environmental matters could have a significant negative impact on the Company's consolidated financial results for a particular reporting period.

13. BUSINESS SEGMENTS

    The Company has three major business segments: electronics, plumbing hardware and industrial components. The Company's electronic materials and circuitry products are marketed primarily to large computer and electronics original equipment manufacturers ("OEMs") and to major independent printed circuit board manufacturers that are located throughout the United States, Canada, Europe and the Far East. The Company's plumbing hardware customers, substantially all of which are located in the United States, include OEMs, hardware and plumbing wholesalers and home improvement centers. The Company's industrial components customers, the majority of which are located in the United States, include OEMs, aerospace and defense manufacturers.

    Financial information concerning the Company's business segments follows (all amounts stated in thousands of dollars):

                                                     Fiscal Year
                                           1994         1993         1992
    Sales to unaffiliated customers:
     Electronics                          $182,559     $147,419     $137,707
     Plumbing hardware                      18,210       18,086       18,394
     Industrial components                   7,641        9,671        9,186

        Net sales                         $208,410     $175,176     $165,287

    Operating profit (1):
     Electronics                          $ 18,597     $  6,292     $  6,091
     Plumbing hardware                        (442)        (635)        (919)
     Industrial components                    (802)          80         (511)

        Total operating profit              17,353        5,737        4,661

    General corporate expense               (3,048)      (2,571)      (2,341)

    Interest expense                        (2,407)      (2,058)      (2,649)
    Other income, net                          947        1,967        2,252

        Total other income (expense)        (1,460)         (91)        (397)

        Earnings before income taxes      $ 12,845     $  3,075     $  1,923

    Identifiable assets (2):
     Electronics                          $ 91,786     $ 85,880     $ 81,498
     Plumbing hardware                       6,293        7,291        7,353
     Industrial components                   3,223        4,027        3,966
                                           101,302       97,198       92,817

    Corporate assets                        39,448       31,811       37,917

        Total assets                      $140,750     $129,009     $130,734

    Depreciation and amortization:
     Electronics                          $  7,910     $  6,955     $  6,306
     Plumbing hardware                         507          528          547
     Industrial components                     230          254          243

                                             8,647        7,737        7,096
    Corporate depreciation                      86          103          100

    Total depreciation and
     amortization                         $  8,733     $  7,840     $  7,196

    Capital expenditures:
     Electronics                          $  9,193     $  9,758     $ 10,138
     Plumbing hardware                         227          537          529
     Industrial components                      39           81          412

                                             9,459       10,376       11,079

    Corporate capital expenditures              23           17           24

        Total capital expenditures        $  9,482     $ 10,393     $ 11,103



    (1) Operating profit is comprised of total operating revenues, less costs and expenses other than interest expense, general corporate expense and income taxes.

    (2) Identifiable assets consist of those assets which are used by the segments. Corporate identifiable assets consist primarily of cash, cash equivalents and marketable securities.

         Sales to customers under common control, which were mostly attributed to the electronics segment, were 25.3%, 15.6% and 17.4% of the Company's consolidated sales for fiscal 1994, 1993 and 1992, respectively. Intersegment sales and sales between geographic areas were not significant.

         Financial information regarding the Company's foreign operations, which are conducted substantially in the United Kingdom, France and Singapore, follows:

                                                      Fiscal Year
                                            1994         1993        1992

         Sales to unaffiliated customers   $46,491      $46,347      $46,675
         Sales to U.S. affiliates (1)         -            -             248

                                           $46,491      $46,347      $46,923

         Operating loss                    $(3,252)     $(2,942)     $(1,227)

         Loss before income taxes          $(3,242)     $(2,989)     $(1,578)

         Identifiable assets               $38,477      $37,031      $36,182

    (1) Sales to U.S. affiliates are accounted for at cost and are eliminated in consolidation.

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                     Quarter
                                         First    Second    Third     Fourth
                                  (Amounts in Thousands, Except Per Share Amounts)
 Fiscal 1994:
  Net sales                             $49,229   $47,318   $54,063    $57,800
  Gross profit                            8,031     8,902    10,378     12,924
  Net earnings                              892     1,588     2,177      3,405

  Earnings per common share:
   Primary                                 $.22      $.40      $.55       $.85
   Fully diluted                           $.22      $.35      $.45       $.66

  Weighted average common
   shares outstanding:
   Primary                                4,002     3,983     3,983      4,005
   Fully diluted                          4,002     5,728     5,728      5,728

 Fiscal 1993:
  Net sales                             $43,093   $44,176   $43,801    $44,106
  Gross profit                            6,462     6,516     6,271      6,782
  Net earnings                              643       702       232        688

  Earnings per common share:
   Primary and fully diluted               $.14      $.16      $.05       $.15

  Weighted average common
   shares outstanding:
   Primary and full diluted               4,525     4,526     4,542      4,542



     Net earnings for the second quarter of fiscal 1993, includes $348,000 derived from currency exchange gains realized during such quarter, which are included in other income on the consolidated statement of earnings.

     Earnings per common share is computed separately for each quarter. Therefore, the sum of such quarterly per share amounts may differ from the total for the years.

15.  ACQUISITION

     In April 1992, the Company acquired 100% of the capital stock of Metclad S.A. ("Metclad"), a French corporation located in Lannemezan, France, for $429,000 in cash, plus the assumption of liabilities in the amount of $1,421,000. This acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the acquired assets and liabilities based on their estimated fair value at the date of acquisition. The operating results of this acquisition are included in the Company's consolidated statements of earnings from the date of acquisition. Pro forma consolidated results are not presented because Metclad was not an operating company at the time of acquisition.

16.  RESTATEMENT

     On September 20, 1993, the Company announced that its internal accounting staff had recently uncovered financial and accounting errors and irregularities at FiberCote Industries, Inc. ("FiberCote"), its 80% owned advanced composites subsidiary. On the basis of the Company's investigation of such financial and accounting errors and irregularities, the Company had determined to restate the audited consolidated financial statements. The adjustments involved the write-off of certain improperly recorded receivables and the recognition of previously unrecorded liabilities at FiberCote. The consolidated financial statements have been restated to reverse the overstatements of net earnings in the following amounts:

                                                  Fiscal Year
                                               1993           1992
                                             (Amounts in Thousands,
                                            Except Per Share Amounts)
    Earnings before income taxes,
     as previously reported                    $3,370         $2,513
    Adjustments                                  (295)          (590)
    Earnings before income taxes,
     as restated                               $3,075         $1,923

    Net earnings, as previously reported       $2,460         $1,721
    Adjustments                                  (195)          (406)
    Net earnings, as restated                  $2,265         $1,315

    Earnings per common share
     primary and fully diluted,
     as previously reported                    $ 0.54         $ 0.38
    Adjustments to earnings                     (0.04)         (0.09)
    Earnings per common share
     primary and fully diluted,
     as restated                               $ 0.50         $ 0.29



                                        *******











Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable because previously reported.


                                  PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information called for by this Item (except for information as to the Company's executive officers, which information appears elsewhere in this Report) is incorporated by reference to the Company's definitive proxy statement for the 1994 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Item 11. Executive Compensation.

         The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 1994 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain
         Beneficial Owners and Management.

         The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 1994 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions.

         The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 1994 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.





































                                   PART IV




Item 14. Exhibits, Financial Statement                             Page
         Schedules, and Reports on Form 8-K.

        (a) Documents filed as a part of this report

           (1) Financial Statements:


               The following Consolidated Financial
               Statements of the Company are
               included in Part II, Item 8:

               Report of Ernst & Young,
               independent auditors                                   19

               Balance sheets                                         20

               Statements of earnings                                 21

               Statements of stockholders' equity                     22

               Statements of cash flows                               23

               Notes to consolidated financial
               statements (1-16)                                      24

           (2) Financial Statement Schedules:

               Schedule I - Marketable securities                     44

               Schedule V - Property, plant and equipment             45

               Schedule VI - Accumulated depreciation and
               amortization of property, plant and equipment          46

               Schedule VIII - Valuation and qualifying
               accounts                                               47

               Schedule IX - Short-term borrowings                    48

               Schedule X - Supplementary income
               statement information                                  49


        All other schedules have been omitted because they are inapplicable or not required, or the information is included elsewhere in the financial statements or notes thereto.

            (3)Exhibits:


Exhibit
Number                               Description

3.01 Restated Certificate of Incorporation filed with the Secretary of State of the State of New York on April 10, 1989. (Reference is made to Exhibit 3.01(g) of the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1989, Commis-sion File No. 1-4415, which is incorporated herein by refer-ence.)

3.02 By-Laws of the Company, as amended to date. (Reference is made to Exhibit 3.02 of the Company's Annual Report on Form 10-K for the fiscal year ended March 1, 1992, Commission File No. 1-4415, which exhibit is incorporated herein by reference.)

4.01 Indenture dated as of June 15, 1986 by and between the Company and The Bank of New York, as Trustee, relating to the Company's 7-1/4% Convertible Subordinated Debentures due June 15, 2006. (Reference is made to Exhibit 4.01(a) of the Company's Registra-tion Statement on Form S-2, Commission File No. 33-6029, which exhibit is incorporated herein by reference.)

            Additional information concerning Registrant's long-term debt is set forth in Note 7 of the Notes to Consolidated Financial Statements included in Item 8 of this Report. Other than the Indenture referred to above, no instrument defining the rights of holders of such long-term debt relates to securities having an aggregate principal amount in excess of 10% of the consolidated assets of Registrant and its subsidiaries; therefore, in accordance with paragraph (iii) of Item 4 of Item 601(b) of Regulation S-K, the other instruments defining the rights of holders of long-term debt are not filed herewith. Registrant hereby agrees to furnish a copy of any such other instrument to the Securities and Exchange Commission upon request.

4.02        Summary of Rights to Purchase Series A Preferred Stock of the
            Company.

4.03 Rights Agreement, dated as of February 15, 1989, by and between the Company and Registrar and Transfer Company, relating to the Company's Preferred Stock Purchase Rights.

10.01 Lease Agreement dated as of June 21, 1975, regarding real property located at 1100 East Kimberly Avenue, Anaheim, Califor-nia, between Nelco Products, Inc. and James and Velma Emmi and modification executed as of December 21, 1979. (Reference is made to Exhibit 10.01 of the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 1990, Commission File No. 1-4415, which is incorporated herein by reference.)

10.01(a) Lease Agreement dated December 12, 1989 regarding real property located at 1100 East Kimberly Avenue, Anaheim, California between Nelco Products, Inc. and James Emmi. (Reference is made to Exhibit 10.01(a) of the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 1990, Commission File No. 1-4415, which is incorporated herein by reference.)









Exhibit
Number                               Description

10.02 Lease dated as of April 20, 1976, regarding real property located at 1107 East Kimberly Avenue, Anaheim, California, between Nelco Products, Inc. and James and Velma Emmi and modification executed as of December 21, 1979. (Reference is made to Exhibit 10.02 of the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 1990, Commission File No. 1-4415, which is incorporated herein by reference.)

10.02(a) Lease Agreement dated December 12, 1989 regarding real property located at 1107 East Kimberly Avenue, Anaheim, California between Nelco Products, Inc. and James Emmi. (Reference is made to Exhibit 10.02(a) of the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 1990, Commission File No. 1-4415, which is incorporated herein by reference.)

10.03 Lease Agreement dated August 16, 1983 regarding real property located at 1411 E. Orangethorpe Avenue, Fullerton, California between Nelco Products, Inc. and TCLW/Fullerton. (Reference is made to Exhibit 10.04 of the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 1990, Commission File No. 1-4415, which is incorporated herein by reference.)

10.03(a) Addendum dated January 26, 1987 between Nelco Products, Inc. and TCLW/Fullerton to Lease Agreement dated August 16, 1983 (see
            Exhibit 10.03 hereto) regarding real property located at 1421 E. Orangethorpe Avenue, Fullerton, California. (Reference is made to Exhibit 10.04(a) of the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1989, Commission File No. 1-4415, which is incorporated herein by reference.)

10.03(b) Third and Fourth Addenda dated January 7, 1991 between Nelco Products, Inc. and TCLW/Fullerton to Lease Agreement dated August 16, 1983 (see Exhibit 10.03 hereto) regarding real property located at 1411, 1421 and 1431 E. Orangethorpe Avenue, Fullerton, California. (Reference is made to Exhibit 10.03(b) of the Company's Annual Report on Form 10-K for the fiscal year ended March 3,1991, Commission file No. 1-4415, which is incorporated herein by reference.)

10.04 Lease Agreement dated February 15, 1983 regarding real property located at 1130 West Geneva Drive, Tempe, Arizona between Nelco Products, Inc. and CMD Southwest, Inc. (Reference is made to
            Exhibit 10.05 of the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 1990, Commission File No. 1-4415, which is incorporated herein by reference.)

10.04(a) Lease Amendment dated December 10, 1992 to Lease Agreement dated February 15, 1983 regarding real property located at 1130 West Geneva Drive, Tempe, Arizona between Nelco Technology, Inc. and CMD Southwest Inc., and novation substituting Nelco Technology, Inc. for Nelco Products, Inc. (Reference is made to Exhibit 10.04(a) of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by reference.)








Exhibit
Number                               Description

10.05 Lease Agreement, dated May 26, 1982 regarding real property located at 4 Gul Crescent, Jurong, Singapore between Nelco Products Pte. Ltd. (lease was originally entered into by Kiln Technique (Private) Limited, which subsequently assigned this lease to Nelco Products Pte. Ltd. and the Jurong Town Corporation. (Reference is made to Exhibit 10.05 of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by reference.)

10.05(a) Deed of Assignment, dated April 17, 1986 between Nelco Products Pte. Ltd., Kiln Technique (Private) Limited and Paul Ma, Richard Law, and Michael Ng, all of Peat Marwick & Co., of the Lease Agreement dated May 26, 1982 between Kiln Technique (Private) Limited and the Jurong Town Corporation regarding real property located at 4 Gul Crescent, Jurong, Singapore. (Reference is made to Exhibit 10.05(a) of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by reference.)

10.06(a) 1974 Amended Stock Option Plan of the Company. (Reference is made to Exhibit 10.06 of the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 1990, Commission File No. 1-4415, which is incorporated herein by reference. This exhibit is a management contract or compensatory plan or arrangement.)

10.06(b) Amended and Restated 1982 Stock Option Plan of the Company. (Reference is made to Exhibit 10.06(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 1, 1992, Commission File No. 1-4415, which exhibit is incorporated herein by reference. This exhibit is a management contract or compensatory plan or arrangement.)

10.06(c)    1992 Stock Option Plan of the Company.  (Reference is made to
            Exhibit 10.06(b) of the Company's Annual Report on Form 10-K for the fiscal year ended March 1, 1992, Commission File No. 1-4415, which exhibit is incorporated herein by reference. This exhibit is a management contract or compensatory plan or arrangement.)


10.07(a) Employment Agreement dated December 12, 1984 between Park and Jerry Shore. (Reference is made to Exhibit 10.07(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 1991, Commission File No. 1-4415, which is incorporated herein by reference. This exhibit is a management contract or compensatory plan or arrangement.)

10.07(b) Option Agreement dated November 27, 1984 between Park and Jerry Shore. (Reference is made to Exhibit 10.07(b) of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 1991, Commission File No. 1-4415, which is incorporated herein by reference. This exhibit is a management contract or compensatory plan or arrangement.)

10.07(c) Amended and Restated Employment Agreement dated February 28, 1994 between Park and Jerry Shore.



Exhibit
Number                               Description

10.08 Lease Agreement dated April 15, 1988 regarding real property located at 172 East Aurora Street, Waterbury, Connecticut between FiberCote Industries, Inc. (lease was initially entered into by USP Composites, Inc., which subsequently changed its name to FiberCote Industries, Inc.) and Geoffrey Etherington,
            II. (Reference is made to Exhibit 10.09 of the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1989, Commission File No. 1-4415, which is incorporated herein by reference.)

10.08(a) Lease Amendment dated December 21, 1992 to Lease Agreement dated April 15, 1988 regarding real property located at 172 East Aurora Street, Waterbury, Connecticut between FiberCote Industries, Inc. and Geoffrey Etherington II. (Reference is made to Exhibit 10.08(a) of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by reference.)

10.09 Lease Agreement dated March 14, 1988 regarding real property located at 1117 West Fairmont, Tempe, Arizona between Nelco Products, Inc. and CMD Southwest One. (Reference is made to
            Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1989, Commission File No. 1-4415, which is incorporated herein by reference.)

10.09(a) Lease Amendment dated December 10, 1992 to Lease Agreement dated March 14, 1988 regarding real property located at 1117 West Fairmont, Tempe, Arizona between Nelco Technology, Inc. and CMD Southwest One, and novation substituting Nelco Technology, Inc. for Nelco Products, Inc. (Reference is made to Exhibit 10.09(a) of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by reference.)

10.10 Lease Agreement dated October 1, 1991 regarding real property located at 25 North Park, N.E., Comstock Park, Michigan between Zin-Plas Corporation and Philip L. Johnson d/b/a Johnson Development Company. (Reference is made to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by reference.)

10.11 Lease Agreement dated August 31, 1989 regarding real property located at 1104 West Geneva Drive, Tempe, Arizona between Nelco Technology, Inc. and Cemanudi Associates. (Reference is made to
            Exhibit 10.12 of the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 1990, Commission File No. 1-4415, which is incorporated herein by reference.)

10.12 Lease Agreement dated October 12, 1990 between New England Laminates Co., Inc. and Adams/CRR Corp. regarding real property located in New Windsor, New York. (Reference is made to Exhibit
            10.12 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 1991, Commission File No. 1-4415, which is incorporated herein by reference.)








Exhibit
Number                               Description

10.12(a) Letter Amendment dated October 28, 1992 to Lease Agreement dated October 12, 1990 between New England Laminates Co., Inc. and Adams/CRR Corp. regarding real property located in New Windsor, New York. (Reference is made to Exhibit 10.12(a) of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by reference.)

10.13 Lease Agreement dated December 12, 1990 between Neltec, Inc. and NZ Properties, Inc. regarding real property located at 1420 W. 12th Place, Tempe, Arizona. (Reference is made to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 1991, Commission File No. 1-4415, which is incorporated herein by reference.)

10.14 Indenture of Lease dated November 1, 1984 between Dielectric Polymers, Inc. and Holyoke Supply Company, Inc. regarding real property located at 218 Race Street, Holyoke, Massachusetts. (Reference is made to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by reference.)

10.14(a) Extension of Lease dated May 13, 1986 to Indenture of Lease dated November 1, 1984 between Dielectric Polymers, Inc. and Holyoke Supply Company, Inc. regarding real property located at 218 Race Street, Holyoke, Massachusetts. (Reference is made to
            Exhibit 10.14(a) of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by reference.)

10.14(b) Second Extension of Lease dated May 30, 1991 to Indenture of Lease dated November 1, 1984 between Dielectric Polymers, Inc. and Holyoke Supply Company, Inc. regarding real property located at 218 Race Street, Holyoke, Massachusetts. (Reference is made to Exhibit 10.14(b) of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by reference.)

10.14(c) Amendment to Second Extension of Lease dated May 19, 1994 to Indenture of Lease dated November 1, 1984 between Dielectric Polymers, Inc. and Holyoke Supply Company, Inc. regarding real property located at 218 Race Street, Holyoke, Massachusetts.

10.15 Lease Agreement dated January 8, 1992 between Nelco Technology, Inc. and CMD Southwest, Inc. regarding real property located at 1135 West Geneva Drive, Tempe, Arizona. (Reference is made to
            Exhibit 10.15 of the Company's Annual Report on Form 10-K for the fiscal year ended March 1, 1992, Commission File No. 1-4415, which exhibit is incorporated herein by reference.)

10.16 Lease Assignation, dated April 18, 1991 between New England Laminates (UK) Limited and Tweedbank Circuit Supplies Limited, of the Lease Agreement dated October 20, 1986 between Tweedbank Circuit Supplies Limited and the Scottish Development Agency regarding real property located at Block 2 and Unit 2 of Block 8, Tweedbank Industrial Estate, Galashiels, Scotland. (Reference is made to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the fiscal year ended March 1, 1992, Commission File No. 1-4415, which exhibit is incorporated herein by reference.)


Exhibit
Number                               Description

10.17 Sublease Agreement dated April 27, 1992 between New England Laminates (U.K.) Limited and Mill Book Company Limited regarding real property located at Bumpers Farm Industrial Estate, Brunel Way, Chippenham, England. (Reference is made to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by reference.)

10.18 Tenancy Agreement dated October 8, 1992 between Nelco Products Pte. Ltd. and Jurong Town Corporation regarding real property located at 36 Gul Lane, Jurong Town, Singapore. (Reference is made to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by reference.)

11.01       Computation of fully-diluted earnings per common share.

22.01       Subsidiaries of the Company.

24.01       Consent of Ernst & Young.


      (b) Reports on Form 8-K filed during the fiscal quarter ended February 27, 1994.

           (1)  Current report on Form 8-K, dated January 18, 1994.

           (2) Amendment No. 1 on Form 8-K/A to the Company's current report on Form 8-K, dated January 18, 1994.

































                                 SIGNATURES



       Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 25, 1994                      PARK ELECTROCHEMICAL CORP.



                                      By:       /s/ Jerry Shore
                                                 Jerry Shore,
                                       Chairman of the Board and President



       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                        Title                    Date


/s/ Jerry Shore              Chairman of the Board,
Jerry Shore                  President and Director
                             (principal executive
                             officer)                       May 25, 1994

/s/ Allen Levine             Vice President (principal
Allen Levine                 financial and accounting
                             officer)                       May 25, 1994

/s/ E. Philip Smoot          Director
E. Philip Smoot                                             May 25, 1994


/s/ Brian E. Shore           Director
Brian E. Shore                                              May 25, 1994


/s/ Anthony Chiesa           Director
Anthony Chiesa                                              May 25, 1994


/s/ Lloyd Frank              Director
Lloyd Frank                                                 May 25, 1994


/s/ Norman M. Schneider      Director
Norman M. Schneider                                         May 25, 1994









Schedule I
PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

SCHEDULE I - MARKETABLE SECURITIES

         Column A                            Column B         Column C        Column D           Column E
                                                                             Market Value     Amount at Which
                                                                             Of Issue at          Security
                                            Number of         Cost of          Balance       Is Carried on the
  Name and Title of Issue                    Shares            Issue         Sheet Date        Balance Sheet

FEBRUARY 27, 1994:
   Common Stocks                              35,047          $   145,000      $   136,000        $   136,000

   Floating rate and medium term notes:
    Canadian Imperial Bank of Commerce                          1,000,000        1,000,000          1,000,000
    Bayerische Landesbank                                       1,000,000        1,000,000          1,000,000
    Merrill Lynch and Company, Inc.                             2,000,000        2,000,000          2,000,000
    Morgan Stanley                                              1,000,000        1,000,000          1,000,000
    Student Loan Marketing Association                          1,000,000        1,000,000          1,000,000

                                                                6,000,000        6,000,000          6,000,000

   U.S. Treasury bills and other
    Government securities                                      17,880,000       17,782,000         17,782,000

TOTAL MARKETABLE SECURITIES                                   $24,025,000      $23,918,000        $23,918,000

FEBRUARY 28, 1993:

   Common Stocks                                 359          $     9,000      $     9,000        $     9,000

   Certificates of deposit:
    Commerz Bank                                                2,000,000        2,000,000          2,000,000

   Deposit notes:
    Swiss Bank                                                  1,997,000        2,007,000          1,999,000
    Morgan Guaranty Trust Company                               2,000,000        2,000,000          2,000,000
                                                                3,997,000        4,007,000          3,999,000

   Floating rate and medium term notes:
    Canadian Imperial Bank of Commerce                          1,000,000        1,000,000          1,000,000
    American Telephone and Telegraph                            1,000,000        1,002,000          1,000,000
                                                                2,000,000        2,002,000          2,000,000
   U.S. Treasury bills and other
    Government securities                                      15,786,000       15,941,000         15,754,000

TOTAL MARKETABLE SECURITIES                                   $23,792,000      $23,959,000        $23,762,000


Schedule V
PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

         Column A                        Column B      Column C       Column D         Column E         Column F
                                       Balance at                                                     Balance at
                                        Beginning      Additions                                          End
       Description                      of Period       at Cost      Retirements         Other         of Period


YEAR ENDED FEBRUARY 27, 1994:

Land, buildings and improvements         $15,546,000   $ 2,004,000   $   (70,000)   $   (20,000) (A)    $17,460,000

Machinery, equipment and fixtures         81,764,000     7,478,000      (733,000)       (46,000) (A)     88,463,000

                                         $97,310,000   $ 9,482,000   $  (803,000)   $   (66,000)       $105,923,000

YEAR ENDED FEBRUARY 28, 1993:
                                                                                    $   204,000  (B)
Land, buildings and improvements         $13,443,000   $ 2,290,000   $    (7,000)      (384,000) (A)    $15,546,000

                                                                                        856,000  (B)
Machinery, equipment and fixtures         75,704,000     8,103,000    (1,317,000)    (1,582,000) (A)     81,764,000

                                         $89,147,000   $10,393,000   $(1,324,000)   $  (906,000)        $97,310,000

YEAR ENDED MARCH 1, 1992:

Land, buildings and improvements         $11,745,000   $ 2,123,000   $  (164,000)   $  (261,000) (A)    $13,443,000

Machinery, equipment and fixtures         68,633,000     8,980,000      (891,000)    (1,018,000) (A)     75,704,000

                                         $80,378,000   $11,103,000   $(1,055,000)   $(1,279,000)        $89,147,000


(A)  Effect of foreign exchange rate changes
(B)  Assets acquired through acquisition











Schedule VI
PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

         Column A                        Column B      Column C        Column D       Column E          Column F
                                                       Additions
                                        Balance at     Charged to                                      Balance at
                                        Beginning      Costs and                                          End
       Description                      of Period       Expenses      Retirements       Other          of Period


YEAR ENDED FEBRUARY 27, 1994:

Buildings and improvements               $ 5,084,000    $1,046,000      $ (67,000)    $  (9,000) (A)    $ 6,054,000

Machinery, equipment and fixtures         41,748,000     7,142,000       (433,000)       14,000  (A)     48,471,000

                                         $46,832,000    $8,188,000      $(500,000)    $   5,000         $54,525,000


YEAR ENDED FEBRUARY 28, 1993:

Buildings and improvements               $ 4,274,000    $  884,000      $  (2,000)    $ (72,000) (A)    $ 5,084,000

Machinery, equipment and fixtures         37,127,000     6,264,000       (929,000)     (714,000) (A)     41,748,000

                                         $41,401,000    $7,148,000      $(931,000)    $(786,000)        $46,832,000


YEAR ENDED MARCH 1, 1992:
                                                                                      $ (60,000) (A)
Buildings and improvements               $ 4,235,000    $  796,000      $ (66,000)     (631,000) (B)    $ 4,274,000

                                                                                        631,000  (B)
Machinery, equipment and fixtures         31,581,000     6,046,000       (722,000)     (409,000) (A)     37,127,000

                                         $35,816,000    $6,842,000      $(788,000)    $(469,000)        $41,401,000


(A)  Effect of foreign exchange rate changes
(B)  Reclassification






Schedule VIII
PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

         Column A                         Column B      Column C              Column D               Column F
                                         Balance at    Charged to               Other               Balance at
                                         Beginning      Cost and       Accounts      Translation       End
       Description                       of Period      Expenses      Written Off    Adjustment     of Period

                                                                         (A)

ALLOWANCE FOR DOUBTFUL ACCOUNTS:


52 weeks ended February 27, 1994          $2,977,000    $   (3,000)     $ (317,000)    $   16,000      $2,673,000


52 weeks ended February 28, 1993          $1,645,000    $1,904,000      $ (451,000)    $ (121,000)     $2,977,000


52 weeks ended March 1, 1992              $  908,000    $1,350,000      $ (597,000)    $  (16,000)     $1,645,000






(A)  Uncollectible accounts, net of recoveries



















Schedule IX
PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

SCHEDULE IX - SHORT-TERM BORROWINGS

                                                                       Maximum        Average         Weighted
                                                        Weighted       Amount          Amount          Average
                                          Balance       Average      Outstanding    Outstanding     Interest Rate
Category of Aggregate                     at End        Interest        During         During           During
Short-term Borrowings                    of Period        Rate        the Period     the Period       the Period
                                                                                         (A)              (B)

FEBRUARY 27, 1994:

  Loans payable to banks (foreign)        $   78,000       8.3%        $  508,000      $  319,000          8.6%



FEBRUARY 28, 1993:

  Loans payable to banks (foreign)        $  120,000      10.5%        $1,496,000      $  644,000         10.4%



MARCH 1, 1992:

  Loans payable to banks (foreign)        $1,495,000      11.3%        $5,105,000      $2,976,000         12.3%







(A)Average amount outstanding during the period is computed by dividing the total of monthly outstanding principal balances by the number of months in the period

(B)Weighted average interest rate for the year is computed by dividing the actual short-term interest expense by the average short-term debt outstanding











Schedule X
PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION




            Column A                                 Column B

                                          Charged to Costs and Expenses

                                                Fiscal Year Ended

                                          1994         1993         1992


          Item

Maintenance and repairs                $4,259,000   $3,645,000     $3,638,000


Amortization of intangible assets          (A)          (A)            (A)


Taxes, other than payroll and income
 taxes                                     (A)          (A)            (A)

Royalties                                  (A)          (A)            (A)


Advertising costs                          (A)          (A)            (A)







(A) Amounts are not presented as such amounts are less than 1% of net sales



































                  =================================================





                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549


                                  _________________



                                      EXHIBITS

                                     filed with

                                      FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended February 27, 1994


                                 ___________________



                             PARK ELECTROCHEMICAL CORP.




                                    Volume 1 of 1


                  =================================================

























Exhibit
Number                               Description

3.01 Restated Certificate of Incorporation filed with the Secretary of State of the State of New York on April 10, 1989. (Reference is made to Exhibit 3.01(g) of the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1989, Commis-sion File No. 1-4415, which is incorporated herein by refer-ence.)

3.02 By-Laws of the Company, as amended to date. (Reference is made to Exhibit 3.02 of the Company's Annual Report on Form 10-K for the fiscal year ended March 1, 1992, Commission File No. 1-4415, which exhibit is incorporated herein by reference.)

4.01 Indenture dated as of June 15, 1986 by and between the Company and The Bank of New York, as Trustee, relating to the Company's 7-1/4% Convertible Subordinated Debentures due June 15, 2006. (Reference is made to Exhibit 4.01(a) of the Company's Registra-tion Statement on Form S-2, Commission File No. 33-6029, which exhibit is incorporated herein by reference.)

            Additional information concerning Registrant's long-term debt is set forth in Note 7 of the Notes to Consolidated Financial Statements included in Item 8 of this Report. Other than the Indenture referred to above, no instrument defining the rights of holders of such long-term debt relates to securities having an aggregate principal amount in excess of 10% of the consolidated assets of Registrant and its subsidiaries; therefore, in accordance with paragraph (iii) of Item 4 of Item 601(b) of Regulation S-K, the other instruments defining the rights of holders of long-term debt are not filed herewith. Registrant hereby agrees to furnish a copy of any such other instrument to the Securities and Exchange Commission upon request.

4.02        Summary of Rights to Purchase Series A Preferred Stock of the
            Company.

4.03 Rights Agreement, dated as of February 15, 1989, by and between the Company and Registrar and Transfer Company, relating to the Company's Preferred Stock Purchase Rights.

10.01 Lease Agreement dated as of June 21, 1975, regarding real property located at 1100 East Kimberly Avenue, Anaheim, Califor-nia, between Nelco Products, Inc. and James and Velma Emmi and modification executed as of December 21, 1979. (Reference is made to Exhibit 10.01 of the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 1990, Commission File No. 1-4415, which is incorporated herein by reference.)

10.01(a) Lease Agreement dated December 12, 1989 regarding real property located at 1100 East Kimberly Avenue, Anaheim, California between Nelco Products, Inc. and James Emmi. (Reference is made to Exhibit 10.01(a) of the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 1990, Commission File No. 1-4415, which is incorporated herein by reference.)







Exhibit
Number                               Description

10.02 Lease dated as of April 20, 1976, regarding real property located at 1107 East Kimberly Avenue, Anaheim, California, between Nelco Products, Inc. and James and Velma Emmi and modification executed as of December 21, 1979. (Reference is made to Exhibit 10.02 of the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 1990, Commission File No. 1-4415, which is incorporated herein by reference.)

10.02(a) Lease Agreement dated December 12, 1989 regarding real property located at 1107 East Kimberly Avenue, Anaheim, California between Nelco Products, Inc. and James Emmi. (Reference is made to Exhibit 10.02(a) of the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 1990, Commission File No. 1-4415, which is incorporated herein by reference.)

10.03 Lease Agreement dated August 16, 1983 regarding real property located at 1411 E. Orangethorpe Avenue, Fullerton, California between Nelco Products, Inc. and TCLW/Fullerton. (Reference is made to Exhibit 10.04 of the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 1990, Commission File No. 1-4415, which is incorporated herein by reference.)

10.03(a) Addendum dated January 26, 1987 between Nelco Products, Inc. and TCLW/Fullerton to Lease Agreement dated August 16, 1983 (see
            Exhibit 10.03 hereto) regarding real property located at 1421 E. Orangethorpe Avenue, Fullerton, California. (Reference is made to Exhibit 10.04(a) of the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1989, Commission File No. 1-4415, which is incorporated herein by reference.)

10.03(b) Third and Fourth Addenda dated January 7, 1991 between Nelco Products, Inc. and TCLW/Fullerton to Lease Agreement dated August 16, 1983 (see Exhibit 10.03 hereto) regarding real property located at 1411, 1421 and 1431 E. Orangethorpe Avenue, Fullerton, California. (Reference is made to Exhibit 10.03(b) of the Company's Annual Report on Form 10-K for the fiscal year ended March 3,1991, Commission file No. 1-4415, which is incorporated herein by reference.)

10.04 Lease Agreement dated February 15, 1983 regarding real property located at 1130 West Geneva Drive, Tempe, Arizona between Nelco Products, Inc. and CMD Southwest, Inc. (Reference is made to
            Exhibit 10.05 of the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 1990, Commission File No. 1-4415, which is incorporated herein by reference.)

10.04(a) Lease Amendment dated December 10, 1992 to Lease Agreement dated February 15, 1983 regarding real property located at 1130 West Geneva Drive, Tempe, Arizona between Nelco Technology, Inc. and CMD Southwest Inc., and novation substituting Nelco Technology, Inc. for Nelco Products, Inc. (Reference is made to Exhibit 10.04(a) of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by reference.)








Exhibit
Number                               Description

10.05 Lease Agreement, dated May 26, 1982 regarding real property located at 4 Gul Crescent, Jurong, Singapore between Nelco Products Pte. Ltd. (lease was originally entered into by Kiln Technique (Private) Limited, which subsequently assigned this lease to Nelco Products Pte. Ltd. and the Jurong Town Corporation. (Reference is made to Exhibit 10.05 of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by reference.)

10.05(a) Deed of Assignment, dated April 17, 1986 between Nelco Products Pte. Ltd., Kiln Technique (Private) Limited and Paul Ma, Richard Law, and Michael Ng, all of Peat Marwick & Co., of the Lease Agreement dated May 26, 1982 between Kiln Technique (Private) Limited and the Jurong Town Corporation regarding real property located at 4 Gul Crescent, Jurong, Singapore. (Reference is made to Exhibit 10.05(a) of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by reference.)

10.06(a) 1974 Amended Stock Option Plan of the Company. (Reference is made to Exhibit 10.06 of the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 1990, Commission File No. 1-4415, which is incorporated herein by reference. This exhibit is a management contract or compensatory plan or arrangement.)

10.06(b) Amended and Restated 1982 Stock Option Plan of the Company. (Reference is made to Exhibit 10.06(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 1, 1992, Commission File No. 1-4415, which exhibit is incorporated herein by reference. This exhibit is a management contract or compensatory plan or arrangement.)

10.06(c)    1992 Stock Option Plan of the Company.  (Reference is made to
            Exhibit 10.06(b) of the Company's Annual Report on Form 10-K for the fiscal year ended March 1, 1992, Commission File No. 1-4415, which exhibit is incorporated herein by reference. This exhibit is a management contract or compensatory plan or arrangement.)


10.07(a) Employment Agreement dated December 12, 1984 between Park and Jerry Shore. (Reference is made to Exhibit 10.07(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 1991, Commission File No. 1-4415, which is incorporated herein by reference. This exhibit is a management contract or compensatory plan or arrangement.)

10.07(b) Option Agreement dated November 27, 1984 between Park and Jerry Shore. (Reference is made to Exhibit 10.07(b) of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 1991, Commission File No. 1-4415, which is incorporated herein by reference. This exhibit is a management contract or compensatory plan or arrangement.)

10.07(c) Amended and Restated Employment Agreement dated February 28, 1994 between Park and Jerry Shore.



Exhibit
Number                               Description

10.08 Lease Agreement dated April 15, 1988 regarding real property located at 172 East Aurora Street, Waterbury, Connecticut between FiberCote Industries, Inc. (lease was initially entered into by USP Composites, Inc., which subsequently changed its name to FiberCote Industries, Inc.) and Geoffrey Etherington,
            II. (Reference is made to Exhibit 10.09 of the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1989, Commission File No. 1-4415, which is incorporated herein by reference.)

10.08(a) Lease Amendment dated December 21, 1992 to Lease Agreement dated April 15, 1988 regarding real property located at 172 East Aurora Street, Waterbury, Connecticut between FiberCote Industries, Inc. and Geoffrey Etherington II. (Reference is made to Exhibit 10.08(a) of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by reference.)

10.09 Lease Agreement dated March 14, 1988 regarding real property located at 1117 West Fairmont, Tempe, Arizona between Nelco Products, Inc. and CMD Southwest One. (Reference is made to
            Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1989, Commission File No. 1-4415, which is incorporated herein by reference.)

10.09(a) Lease Amendment dated December 10, 1992 to Lease Agreement dated March 14, 1988 regarding real property located at 1117 West Fairmont, Tempe, Arizona between Nelco Technology, Inc. and CMD Southwest One, and novation substituting Nelco Technology, Inc. for Nelco Products, Inc. (Reference is made to Exhibit 10.09(a) of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by reference.)

10.10 Lease Agreement dated October 1, 1991 regarding real property located at 25 North Park, N.E., Comstock Park, Michigan between Zin-Plas Corporation and Philip L. Johnson d/b/a Johnson Development Company. (Reference is made to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by reference.)

10.11 Lease Agreement dated August 31, 1989 regarding real property located at 1104 West Geneva Drive, Tempe, Arizona between Nelco Technology, Inc. and Cemanudi Associates. (Reference is made to
            Exhibit 10.12 of the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 1990, Commission File No. 1-4415, which is incorporated herein by reference.)

10.12 Lease Agreement dated October 12, 1990 between New England Laminates Co., Inc. and Adams/CRR Corp. regarding real property located in New Windsor, New York. (Reference is made to Exhibit
            10.12 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 1991, Commission File No. 1-4415, which is incorporated herein by reference.)







Exhibit
Number                               Description

10.12(a) Letter Amendment dated October 28, 1992 to Lease Agreement dated October 12, 1990 between New England Laminates Co., Inc. and Adams/CRR Corp. regarding real property located in New Windsor, New York. (Reference is made to Exhibit 10.12(a) of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by reference.)

10.13 Lease Agreement dated December 12, 1990 between Neltec, Inc. and NZ Properties, Inc. regarding real property located at 1420 W. 12th Place, Tempe, Arizona. (Reference is made to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 1991, Commission File No. 1-4415, which is incorporated herein by reference.)

10.14 Indenture of Lease dated November 1, 1984 between Dielectric Polymers, Inc. and Holyoke Supply Company, Inc. regarding real property located at 218 Race Street, Holyoke, Massachusetts. (Reference is made to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by reference.)

10.14(a) Extension of Lease dated May 13, 1986 to Indenture of Lease dated November 1, 1984 between Dielectric Polymers, Inc. and Holyoke Supply Company, Inc. regarding real property located at 218 Race Street, Holyoke, Massachusetts. (Reference is made to
            Exhibit 10.14(a) of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by reference.)

10.14(b) Second Extension of Lease dated May 30, 1991 to Indenture of Lease dated November 1, 1984 between Dielectric Polymers, Inc. and Holyoke Supply Company, Inc. regarding real property located at 218 Race Street, Holyoke, Massachusetts. (Reference is made to Exhibit 10.14(b) of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by reference.)

10.14(c) Amendment to Second Extension of Lease dated May 19, 1994 to Indenture of Lease dated November 1, 1984 between Dielectric Polymers, Inc. and Holyoke Supply Company, Inc. regarding real property located at 218 Race Street, Holyoke, Massachusetts.

10.15 Lease Agreement dated January 8, 1992 between Nelco Technology, Inc. and CMD Southwest, Inc. regarding real property located at 1135 West Geneva Drive, Tempe, Arizona. (Reference is made to
            Exhibit 10.15 of the Company's Annual Report on Form 10-K for the fiscal year ended March 1, 1992, Commission File No. 1-4415, which exhibit is incorporated herein by reference.)

10.16 Lease Assignation, dated April 18, 1991 between New England Laminates (UK) Limited and Tweedbank Circuit Supplies Limited, of the Lease Agreement dated October 20, 1986 between Tweedbank Circuit Supplies Limited and the Scottish Development Agency regarding real property located at Block 2 and Unit 2 of Block 8, Tweedbank Industrial Estate, Galashiels, Scotland. (Reference is made to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the fiscal year ended March 1, 1992, Commission File No. 1-4415, which exhibit is incorporated herein by reference.)



Exhibit
Number                               Description

10.17 Sublease Agreement dated April 27, 1992 between New England Laminates (U.K.) Limited and Mill Book Company Limited regarding real property located at Bumpers Farm Industrial Estate, Brunel Way, Chippenham, England. (Reference is made to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by reference.)

10.18 Tenancy Agreement dated October 8, 1992 between Nelco Products Pte. Ltd. and Jurong Town Corporation regarding real property located at 36 Gul Lane, Jurong Town, Singapore. (Reference is made to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by reference.)

11.01       Computation of fully-diluted earnings per common share.

22.01       Subsidiaries of the Company.

24.01       Consent of Ernst & Young.
































































                                EXHIBIT 4.02

SUMMARY OF RIGHTS TO PURCHASE
SERIES A PREFERRED STOCK
OF PARK ELECTROCHEMICAL CORP.


          The Board of Directors of Park Electrochemical Corp. (the "Company") has effected a distribution of one preferred stock purchase right (collectively the "Rights") per outstanding share of Common Stock of the Company, $.1O par value per share (the "Common Stock"), held of record on February 15, 1989 or issued thereafter and prior to the Distribution Date (as defined below). Each Right entitles the holder thereof to purchase from the Company one one-hundredth (1/100th) of a share of a new series of Preferred Stock of the Company, $1.00 par value per share, designated as Series A Preferred Stock (the "Preferred Stock"), at a price of $60.00 (the "Purchase Price") per each one one-hundredth of a share. The description and terms of the Rights are set forth in a Rights Agreement dated as of February 15, 1989 (the "Rights Agreement") between the Company and Registrar & Transfer Company, as Rights Agent (the "Rights Agent"). Capitalized terms used but not defined herein shall have the respective meanings assigned such terms in the Rights Agreement.

          A copy of the Rights Agreement may be obtained by shareholders of the Company free of charge from the Company by written request to Park Electrochemical Corp., 5 Dakota Drive, Lake Success, N.Y. 11042. This summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, which is incorporated herein by reference.

          Until the Distribution Date, the Rights shall not be exercisable and shall be evidenced only by certificates representing shares of Common Stock. The term "Distribution Date" means the date that the Rights become exercisable, as determined by a majority of the Continuing Directors of the Company. (As defined in the Rights Agreement, Continuing Directors include members of the Company's Board of Directors who were directors prior to the time an Acquiring Person became an Acquiring Person and any successors to such directors recommended by a majority of Continuing Directors). However, the Distribution Date may only be a date within 20 days (unless such period of time is extended by the Continuing Directors) after the earlier of (i) the date of a public announcement that a Person has acquired, or has the right to acquire, 30% or more of the then outstanding shares of Common Stock or (ii) the date of the commencement of, or public announcement of an intention to make, a tender or exchange offer by any Person other than the Company for 20% or more the then outstanding shares of Common Stock. The Continuing Directors may determine that there will be no Distribution Date (and thus that the Rights will not become exercisable) in connection with the occurrence of any such event by adopting a resolution to that effect within such 20-day period, provided that if after such a determination is made there is a 5% or greater increase in the ownership of the outstanding shares of common Stock or rights to acquire such Common Stock by such Acquiring Person or any change in the terms of such tender or exchange offer which the Continuing Directors believe to be material, then a new determination may be made by the Continuing Directors as to whether there is to be a Distribution Date with respect to each such increase in ownership or change in terms. If the Continuing Directors adopt no such resolution or take no other action with respect to the exercisability of the Rights within any such 20-day period, then the Distribution Date shall be the last day of such 20-day period.







          The Rights Agreement may be amended in such a manner as the Continuing Directors and Rights Agent may deem necessary or desirable so long as the interests of the holders of the Rights are not materially adversely affected, as determined in good faith by the Continuing
Directors.

          Until the Distribution Date, the Rights will be evidenced by the certificates for Common Stock and will be transferable only in connection with the transfer of the Common Stock. As soon as practicable after the Distribution Date, separate certificates evidencing the Rights (the "Rights Certificates") shall be mailed to holders of record of the Common Stock as of the close of business on the Distribution Date (or, if the Distribution Date is not a business day, the closest business day prior thereto) and such separate certificates alone shall evidence the Rights.

          The Rights (and the Rights Certificates, if issued) shall expire on February 15, 1999 (the "Final Expiration Date"), unless earlier redeemed by the Company as described below. After the Distribution Date, the registered holder of any Rights Certificate may exercise the Rights evidenced thereby to acquire shares of Preferred Stock by duly surrendering the Rights Certificate, with the form of election to purchase on the reverse side thereof duly executed, to the Rights Agent, together with payment of the Purchase Price for each one one-hundredth of a share of Preferred stock for which such Rights are being exercised. No less than 100 Rights, and only integral multiples of 100 Rights, may be exer-cised at any time to acquire shares of Preferred Stock. The Rights must be exercised within 35 days after the Distribution Date unless the Continuing Directors determine to extend the period during which the Rights may be exercised for an additional period but not beyond the expiration or redemption date of the Rights.

          Upon liquidation, dissolution or winding up of the Company, the holders of the Preferred Stock shall receive an amount equal to accrued and unpaid dividends plus an amount equal to the greater of (i) $100 per share or (ii) an aggregate amount per share of Preferred Stock equal-to 100 times the aggregate amount distributable per share with respect to the Common Stock, before any distribution is made to holders of shares of stock ranking junior to the Preferred Stock. Dividends on outstanding shares of Preferred Stock shall be payable quarterly, on a cumulative basis, at the annual rate of 5% per annum (calculated as a percent of the liquidation value per share of $100), in cash. Unpaid dividends shall cumulate and be compounded quarterly: The Preferred Stock may be redeemed (subject to any limitations required by applicable law) by the Company, in the discretion of the Continuing Directors, at any time at a redemption price of 101% of the Purchase Price paid for such Preferred Stock. There is no restriction on the redemption of the Preferred Stock while there is any arrearage by the Company in the payment of dividends thereon. The Preferred Stock shall not have voting rights except as required by law.

          The Purchase Price and the number of shares of Preferred Stock issuable upon exercise of the Rights are subject to adjustment from time to time in the event, among other things, of the subdivision, combination or reclassification of the Preferred Stock or the Common Stock.












          In the event that on or after the Distribution Date and prior to the Final Expiration Date, or earlier redemption by the company, (a) the Company shall, or shall agree or become obligated to, merge into or consolidate with any other Person, (b) any Person shall, or shall agree or become obligated to, merge into the Company whether or not the Company's securities remain outstanding and unchanged thereby, (c) the Company or any of its subsidiaries shall, or shall agree or become obligated to, sell or otherwise transfer more than 50% of the assets of the Company and its subsidiaries (taken as a whole) or assets which, during any of the immediately preceding three fiscal years, accounted for more than 50% of the net profits or more than 50% of the gross revenue of the company and its subsidiaries (taken as a whole) to any Person, or (d) any Acquiring Person, directly or indirectly, without the prior approval of a majority of the Continuing Directors or the holders of at least a majority of the shares of Common Stock not beneficially owned by the Acquiring Person shall, or shall agree or become obligated to, (i) transfer, in one or more transactions, any assets to the Company in exchange for capital stock of the company or for securities exercisable for or convertible into capital stock of the Company or otherwise obtain from the Company, with or without consideration, any capital stock of the Company or securities exercisable for or convertible into capital stock of the Company (other than as part of a pro rata distribution to all holders of such stock), (ii) sell, purchase, lease, exchange, mortgage, pledge, transfer or otherwise dispose (in one or more transactions) to, from or with the Company or any of its subsidiaries, as the case may be, assets on terms and conditions less favorable to the Company or such subsidiaries than the Company or such subsidiaries would be able to obtain in arm's-length negotiation with an unaffiliated third party, or (iii) receive the benefit (except proportionately as a stockholder) of any loans, advances, guarantees, pledges or other financial assistance or any tax credits or other tax advantage provided by the Company or any of its subsidiaries, then, should any Of the events described in (a) through (d) occur, to the extent permitted by applicable law, the Company will take such action as will be necessary to ensure, and will not enter into or consummate any such merger, consolidation, sale, transfer Or other transaction which does not provide, that each holder of an unexercised Right, other than an Acquiring Person, shall have the right to purchase one share of the principal voting security of the other party to the transaction (or, in certain instances, of the survivor of a merger or consolidation) for each Right held by such holder at a purchase price per share equal to 50% of the then market price per share of such Person's securities. Under certain circumstances, each Right may, instead, entitle the holder to purchase one or fewer shares (the exact number being dependent upon available shares and other factors pertaining at the time of purchase) of the Company's Common Stock at a 50%
discount of the then market price.     Each Right is exercisable once
only, with such exercise, depending upon the conditions and circumstances existing at such time, for the purpose of acquiring either shares of Preferred Stock or the other shares, as the case may be. After Rights Certificates have been issued, exercise of the Rights to acquire shares of Preferred Stock or for any other purpose requires surrender of the Rights Certificates and other documents, and the taking of the other action, called for by the Rights Agreements.













          The Company may, at its option, upon action of the Continuing Directors, redeem all-but not less than all the Rights at a price of $.01 per Right at any time prior to the Distribution Date and a price of $.03 per Right on or within 10 days subsequent to the Distribution Date (unless such period of time is extended by the Continuing Directors). Except as otherwise required by law, immediately upon the action of the Continuing Directors ordering the redemption of the Rights, evidence of which shall have been filed with the Rights Agent, and without any further action and without any notice (unless otherwise determined by the Continuing Directors), all present or future right or power to exercise the Rights shall terminate and thereafter the only right which the holders of such Rights shall have with respect thereto shall be to receive the price to be paid on redemption. Within 15 days of the action of the Continuing Directors ordering redemption of the Rights, the Company shall give notice of such redemption, by mail, to all holders of the then outstanding Rights at such holders' last known addresses as they appear on the registry books of the Rights Agent, or, prior to the Distribution Date, on the registry books of the transfer books of the transfer agent for the Common Stock.

          Neither the Rights nor the Rights Certificates, themselves, confer upon a holder thereof, as such, any rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends. At no time shall the holder of a Right or a Rights Certificate have any rights other than as specifically set forth in the Rights Agreement.






























































                                EXHIBIT 4.03


























































RIGHTS AGREEMENT

DATED AS OF FEBRUARY 15, 1989

BETWEEN

PARK ELECTROCHEMICAL CORP.

AND

REGISTRAR & TRANSFER COMPANY

AS RIGHTS AGENT


































                             RIGHTS AGREEMENT


          This Agreement, dated as of February 15, 1989, between Park Electrochemical Corp., a New York corporation (the "Company'), and Registrar & Transfer Company (the "Rights Agent").

                            W I T N E S S E T H

          WHEREAS, the Board of Directors of the Company authorized and declared a distribution of one Right for each share of Common Stock, $.10 par value per share, of the Company outstanding on February 15, 1989 (the 'Record Date") and authorized the issuance of one Right for each share of such Common Stock of the Company issued between the Record Date and the Distribution Date (as such term is defined in Section 3 hereof), each Right representing the right to purchase one one-hundredth of a share of Series A Preferred Stock, $1.00 par value per share, of the Company having the rights and preferences set forth in a Certificate of Amendment to the Certificate of Incorporation in the form of Exhibit A hereto (the 'Preferred Stock'), upon the terms and subject to the conditions hereinafter set forth (the 'Rights');

          NOW, THEREFORE, in consideration of the premises and the mutual agreements herein,set forth, the parties hereby agree as follows:

          Section 1. Certain Definitions. For purposes of this Agreement, the following terms have the meanings indicated:

               (a)"Acquiring Person" shall mean any Person (as such term is hereinafter defined) who or which, together with all Affiliates (as such term is hereinafter defined) and Associates (as such term is hereinafter defined) of such Person, is the Beneficial Owner (as such term is hereinafter defined) of 30% or more of the shares of Common Stock then outstanding, but shall not include the Company, any employee benefit plan of the Company or any entity holding shares of Common Stock and which was organized, appointed or established by the Company for or pursuant to the terms of any such plan.

               (b) "Affiliate" and 'Associate" shall have the respective meanings ascribed to such terms in Rule 12b-2 of the General Rules and Regulations, as in effect on the date hereof, under the Securities Exchange Act of 1934 (the "Exchange Act').

                (c) A Person shall be deemed the 'Beneficial owner' of, and shall be deemed to "beneficially own" any securities:

               (i)   which such Person or any of such Person's
         Affiliates or Associates beneficially owns, directly or indirectly;

               (ii) which such Person or any of such Person's Affiliates or Associates has (A) the right to acquire (whether such right is exercisable immediately or only after the passage of time) pursuant to any agreement, arrangement or understanding (whether or not in writing) or upon the exercise of conversion rights, exchange rights, rights (other than the Rights), warrants or options, or otherwise; provided, however, that a Person shall not be deemed the "Beneficial owner' of, or to "beneficially own*, securities tendered pursuant to a tender or exchange offer made by such Person or any of such Person's Affiliates or Associates until such tendered securities are accepted for purchase or exchange; or (B) the right to vote pursuant to any agreement, arrangement or understanding (whether or not in writing); Provided, however, that a Person shall not be deemed the "Beneficial owner' of, or to 'beneficially own', any security under this clause (B) if the agreement, arrangement or understanding to vote such security (1) arises solely from a revocable proxy given in response to a public proxy or consent solicitation made pursuant to, and in accordance with, the applicable rules and regulations of the Exchange Act and (2) is not also then reportable by such person on Schedule 13D under the Exchange Act (or any comparable or successor report); or

               (iii) which are beneficially owned, directly or indirectly, by any other Person with which such Person or any of such Person's Affiliates or Associates has or has had any agreement, arrangement or understanding (whether or not in writing), for the purpose of ac-quiring, holding, voting (except pursuant to a revocable proxy as described in clause (B) of subparagraph (ii) of this paragraph (c)) or disposing of any securities of the Company.

               (d) "Business Day" shall mean any day other than a Saturday, Sunday, or a day on which banking institutions in the State of New York are authorized or obligated by law or executive order to close.

               (e) "Close of Business" on any given date shall mean 5:00 P.M., New York City time, on such date; provided, however, that if such date is not a Business Day it shall mean 5:00 P.M., New York City time, on the next succeeding Business Day.

               (f) "Common Stock" shall mean the Common Stock, S.10 par value per share, of the Company, except that 'Common Stock' when used with reference to any Person other than the Company shall mean the capital stock with the greatest voting power of such Person or, if such Person is a subsidiary of another Person which is a corporation, the corporation which ultimately controls such first-mentioned Person. For purposes of this Agreement, a corporation 'ultimately controls" another corporation if the controlling corporation, directly or indirectly, through one or more subsidiaries or otherwise, beneficially owns 50% or more of the outstanding principal voting securities of the controlled corporation, but no other corporation beneficially owns more than 50% of the controlling corporation's outstanding principal voting securities; provided that if pursuant to the foregoing there would be more than one corporation 'ulti-mately controlling' another corporation, then the corporation with the greatest tangible net worth as of the date of measurement shall be deemed the sole 'ultimately controlling" corporation.

               (g) "Continuing Director" shall mean any member of the Company's Board of Directors who was a member of the Company's Board of Directors prior to the time that an Acquiring Person became an Acquiring Person, and any successor of a Continuing Director who is recommended in writing to succeed such Continuing Director by a majority of Continuing Directors then on the Company's Board of Directors.








               (h) "Person" shall mean any individual, firm, corporation, partnership or other entity and may, unless the context otherwise requires, include an Acquiring Person or the Company.

         Any determination required by the definitions contained in this
Section I shall be made by the Continuing Directors and such determination shall be final and binding.


         Section 2. Appointment of Rights Agent. The Company hereby appoints the Rights Agent to act as agent for the Company and the holders of the Rights (who, in accordance with Section 3 hereof, shall prior to the Distribution Date (as such term is hereinafter defined) also be the holders of the Common Stock) in accordance with the terms and conditions hereof, and the Rights Agent hereby accepts such appointment. The Company may from time to time appoint such Co-Rights Agents as it may deem neces-sary or desirable.


         Section 3.  Issue of Right Certificates.

               (a) The Distribution Date shall be the date on which a majority of the Continuing Directors determine that the Rights become exercisable in accordance with this Agreement; provided, however, that the Rights shall become exercisable only after compliance by the Company with all applicable registration requirements under federal or state securities laws. The Distribution Date fixed by the Continuing Directors may only be a date within 20 days (unless such period of time is extended by the Continuing Directors) after the earlier of (i) the date of a public announcement by the Company or an Acquiring Person that an Acquiring Person has become such, or (ii) the date of the commencement of, or first public announcement of the intent of any Person or Persons (other than the Company or any employee benefit plan of the Company) to commence, a tender or exchange offer for 20% or more of the then outstanding shares of Common Stock (such date so fixed by the Continuing Directors being herein referred to as the 'Distribution Date'). The Continuing Directors may determine that there will be no Distribution Date (and thus that the Rights will not become exercisable) in connection with the occurrence of any such event by adopting a resolution to such effect within such 20-day period (or within any extension thereof as shall be approved by the Continuing Directors); provided, however, if after any such determination is made (whether by adoption of resolution or otherwise) there shall be a 5% or greater increase in the ownership of Common Stock or rights to acquire such Common Stock by such Acquiring Person or any change in the terms of such tender or exchange offer which the Continuing Directors believe to be material, then within 20 days after the determination of each such occurrence (or within any extension of such 20-day period as shall be approved by the Continuing Directors) a new determination may be made by the Continuing Directors as to whether there shall be a Distribution Date with respect to each such occurrence. if the Continuing Directors do not take action within any such 20-day period (as such period may be extended by the Continuing Directors) to cause the Rights to become or not to become exercisable, then the Distribution Date shall be the last day of such 20-day period (or the last day of an extension thereof, as the case may be). Until the Distribution Date or earlier redemption of the Rights (x) the Rights shall be evidenced by the certificates for the Common Stock registered in the names of the holders of the Common Stock (which certificates for Common Stock shall be deemed also to be certificates for Rights) and not by separate certificates, (y) the Rights will be transferable only in connection with the transfer of Common Stock and only to the transferee thereof, and (z) the transfer of Common Stock shall constitute the transfer of the Rights evidenced by the certificate for such Common Stock. As soon as practicable after the Distribution Date, the Rights Agent shall send by first-class, postage prepaid mail, which may in its discretion be insured, to each record holder of the Common Stock as of the Close of Business on the Distribution Date, at the address of such holder shown on the records of the Company, a right cer-tificate, in substantially the form of Exhibit B hereto (the 'Right Certificates"), evidencing, in one or more certificates as determined by the Rights Agent, one Right for each share of Common Stock held. As of and after the Distribution Date, the Rights shall be evidenced solely by such Right Certificates.

               (b) As soon as practicable after the Record Date, the Company shall prepare and the Agent shall send a copy of a summary of the Rights, in substantially the form of Exhibit C hereto (the 'Summary of Rights"), by first-class, postage prepaid mail, to each record holder of Common Stock as of the Close of Business on the Record Date, at the address of such holder shown on the records of the Company. With respect to certificates for Common Stock outstanding as of the Record Date, until the Distribution Date the Rights shall be evidenced by such certificates and the registered holders thereof shall also be the registered holders of the associated Rights. Until the Distribution Date (or earlier redemption or expiration of the Rights), the surrender for transfer of any of the certificates for Common Stock shall also constitute the transfer of the Rights associated with such Common Stock represented by such certificates.

               (c)   Unless otherwise provided by the Continuing
Directors, certificates for Common Stock issued after the Record Date but prior to the earlier of the Distribution Date or the Expiration Date (as such term is hereinafter defined) shall be deemed also to be certificates for Rights, and shall have impressed on, printed on, written on or otherwise affixed to them the following legend:

         This certificate also evidences and entitles the holder hereof to certain Rights (the 'Rights") as set forth in a Rights Agreement between Park Electrochemical Corp. and Registrar & Transfer Company, as Rights Agent, dated as of February 15, 1989 (the 'Rights Agreement'), the terms of which are hereby incorporated herein by reference and a copy of which is on file at the executive offices of Park Electrochemical Corp. Under certain circumstances, as set forth in the Rights Agreement, such Rights will be evidenced by separate certificates and will no longer be evidenced by this certificate. Park Electrochemical Corp. will mail to the holder of this certificate a copy of the Rights Agreement without charge after receipt of a written request therefor. Under certain circumstances, Rights issued to Acquiring Persons (as defined in the Rights Agreement) and any subsequent holder of such Rights may be limited.

         With respect to such certificates containing the foregoing legend, until the Distribution Date, the Rights associated with the Common Stock represented by such certificates shall be evidenced by such certificates alone, and the surrender for transfer of any of such certificates shall also constitute the transfer of the Rights associated with the Common Stock represented by such certificate.








         Section 4. Form of Right Certificates. The Right Certificates (and the forms of election to purchase shares of Preferred Stock and of assignment to be printed on the reverse thereof) shall each be substantially in the form of Exhibit 8 hereto and may have such marks of identification or designation and such legends, summaries or endorsements printed thereon as the Company may deem appropriate and as are not inconsistent with the provisions of this Agreement, or as may be required to comply with any applicable law or with any rule or regulation made pursuant thereto or with any rule or regulation of any stock exchange on which the Rights may from time to time be listed, or to conform to usage. Subject to the provisions of Section 22 hereof, the Right Certificates, whenever distributed, shall be dated as of the Distribution Date, and shall entitle the holders thereof to purchase such number of one-hundredths of a share of Preferred Stock as shall be set forth therein at the price for each one-hundredth of a share set forth therein (the "Purchase Price"), as stated in Section 7(b), but the number of such one-hundredths of a share and the Purchase Price for each one-hundredth of a share shall be subject to adjustment as provided herein.


         Section 5. Countersignature and Registration. The Right Certificates shall be executed on behalf of the Company by its Chairman of the Board, its President or any Vice President, either manually or by facsimile signature, and shall have affixed thereto the Company's seal or a facsimile thereof which shall be attested by the Secretary or an Assistant Secretary of the Company, either manually or by facsimile signature. The Right Certificates shall be manually countersigned by the Rights Agent and shall not be valid for any purpose unless so counter-signed. in case any officer of the Company who shall have signed any of the Right Certificates shall cease to be such officer of the Company before countersignature by the Rights Agent and issuance and delivery by the Company, such Right Certificates, nevertheless, may,be countersigned by the Rights Agent, and issued and delivered by the Company with the same force and effect as though the person who signed such Right Certificates had not ceased to be such officer of the Company; and any Right Certificates may be signed on behalf of the Company by any person who, at the actual date of the execution of such Right Certificate, shall be a proper officer of the Company to sign such Right Certificate, although at the date of the execution of this Rights Agreement any such person was not such an officer.

         Following the Distribution Date, the Rights Agent will keep or cause to be kept, at its offices in Cranford, New Jersey, books for registration and transfer of the Right Certificates issued hereunder.
Such books shall show the names and addresses of the respective holders of the Right Certificates, the number of Rights evidenced on its face by each of the Right Certificates and the date of each of the Right certificates (which, subject to the provisions of Section 22 hereof, shall be as of the Distribution Date).















         Section 6. Transfer, Split Up, Combination and Exchange of Right Certificates; Mutilated,-Destroyed, Lost or stolen Right Certificates. After the Distribution Date, any Right Certificate or Certificates may be transferred, split up, combined or exchanged for another Right Certificate or Right Certificates, entitling the registered holder to purchase a like number of one-hundredths of a share of Preferred Stock as the Right Certificate or Right certificates surrendered then entitled such holder to purchase. Any registered holder desiring to transfer, split up, combine or exchange any Right Certificate shall make such request in writing delivered to the Rights Agent, and shall surrender the Right Certificate or Right Certificates to be transferred, split up, combined or exchanged at the office of the Rights Agent. Thereupon the Rights Agent shall countersign and deliver to the Person entitled thereto a Right Certificate or Right Certificates, as the case may be, as so requested. The Company may require payment of a sum sufficient to cover any tax or governmental charge that may be imposed in connection with any transfer, split up, combination or exchange of Right Certificates.

         Upon receipt by the Company and the Rights Agent of evidence reasonably satisfactory to them of the loss, theft, destruction or mutilation of a Right Certificate, and, in case of loss, theft or destruction, of indemnity or security reasonably satisfactory to them, and reimbursement to the Company and the Rights Agent of all reasonable expenses incidental thereto, and upon surrender to the Rights Agent and cancellation of the Right Certificate if mutilated, the Company will execute and deliver a new Right Certificate of like tenor to the Transfer Rights Agent for countersignature and delivery to the registered owner in lieu of the Right Certificate so lost, stolen, destroyed or mutilated.

         Notwithstanding any provision herein to the contrary, Right Certificates may only be issued in denominations entitling the registered holder thereof to purchase one-hundredth of a share of Preferred Stock or an integral multiple thereof.

         Section 7.  Exercise of Rights; Purchase Price; Expiration of
Rights.

               (a) Except as otherwise provided herein, the registered holder of any unexercised Right Certificate may, after receipt thereof and subject to Section 3, exercise the Rights evidenced thereby at any time prior to the Close of Business on the thirty-fifth day following the Distribution Date (unless the Continuing Directors, in their discretion, determine to extend the period during which the Rights may be exercised until a date no later than the earlier of (i) February 15, 1999 (the "Final Expiration Date') or (ii) the date on which the Rights are redeemed as provided in Section 23 hereof (such earlier date being herein referred to as the "Expiration Date')) upon surrender of the Right Certificate, with the form of election to purchase on the reverse side thereof duly executed, to the Rights Agent at the office of the Rights Agent, together with payment of the Purchase Price for each one-hundredth of a share of Preferred Stock for which such Rights are being exercised. No less than one hundred Rights, and only integral multiples of one hundred Rights, may be exercised at any time by the holder thereof to acquire shares of Preferred Stock.

               (b) The Purchase Price for each one-hundredth of a share of Preferred Stock upon the exercise of a Right shall initially be $60.00, shall be subject to adjustment from time to time as provided in Section 11 hereof but at no time shall be less than required by applicable law and shall be payable in lawful money of the United States of America in accordance with paragraph (c) below.



               (c) Upon receipt of a Right Certificate representing exercisable Rights, with the form of election to purchase duly executed, accompanied by payment of the Purchase Price for the shares to be purchased and an amount equal to any applicable transfer tax in cash, or by certified check or bank draft payable to the order of the Company, the Rights Agent shall thereupon promptly (i) requisition from the Company or any transfer agent of the Preferred Stock certificates (or script if the Company determines, or is required by law or the rules of any exchange, to use same) for the number of shares of Preferred Stock to be purchased and the Company hereby agrees to Comply and hereby irrevocably authorizes its transfer agent to comply with all such requests, and (ii) promptly after receipt of such certificates or script, cause the same to be delivered to or upon the order of the registered holder of such Right Certificate previously surrendered, registered in such name or names as may be designated by such holder.

               (d) in case the registered holder of any Right Certificate shall exercise less than all the Rights evidenced thereby, a new Right Certificate evidencing Rights equivalent to the Rights remaining unexercised shall be issued by the Rights Agent and delivered to the registered holder of such Right Certificate or to such holder's duly authorized assigns.

               (e) The Company shall promptly notify any holder of a Right whose attempt to exercise its Right against any Person is declared ineffective or invalid for any reason whatsoever, including but not limited to, the refusal of the Principal Party (as such term is hereinafter defined) to assume their obligations hereunder. After receipt of such notice, such holder may be required to take further affirmative action in order to effect the valid exercise of its Right (including at-tempting to exercise its Right against another Person), which action may include, without limitation, taking whatever action is permitted under
Section 15 of this Agreement to enforce or otherwise act in respect of his right to exercise the Right. Notwithstanding the foregoing, without the consent of the Continuing Directors, the holders of Rights may attempt to exercise their Rights against the Company, if and when permitted hereunder, no earlier than seven days after the mailing of the aforesaid notice. Until a Right is validly exercised, the Company may take any and all action permitted it under the terms of this Agreement, including but not limited to the redemption of Rights under Section 23 hereof. A Right may be exercised only once, regardless of the purpose of such exercise.

         Section 8. Cancellation and Destruction of Right Certificates. All Right Certificates surrendered for the purpose of exercise, transfer, split up, combination or exchange shall, if surrendered to the Company or any of its agents, be delivered to the Rights Agent for cancellation or in cancelled form, or, if surrendered to the Rights Agent, shall be cancelled by it, and no Right Certificates shall be issued in lieu thereof except as expressly permitted by this Rights Agreement. The Company shall deliver to the Rights Agent for cancellation and retirement, and the Rights Agent shall so cancel and retire, any other Right Certificate purchased or acquired by the Company otherwise than upon the exercise thereof. The Rights Agent shall deliver all cancelled Right Certificates to the Company, or shall, at the written request of the Company, destroy such cancelled Right Certificates, and in such case shall deliver a certificate of destruction thereof to the Company.








         Section 9. Reservation and Availability of Preferred Stock. The Company covenants and agrees that it will cause to be reserved and kept available out of its authorized and unissued shares of Preferred Stock or any authorized and issued shares of Preferred Stock held in its treasury, a number of shares of Preferred Stock sufficient to permit the exercise in full of all Outstanding Rights.

         So long as the shares of Preferred Stock issuable upon the exercise of the Rights may be listed on any national securities exchange, the Company shall use its best efforts to cause, from and after the time the Rights become exercisable, all shares reserved for such issuance to be listed on such exchange upon official notice of issuance upon such exercise.

         The Company covenants and agrees that it will take all such action as may be necessary to ensure that all shares of Preferred Stock delivered upon exercise of Rights shall, at the time of delivery of the certificates for such shares (subject to payment of the Purchase Price), be duly and validly authorized and issued and fully paid and non-assessable shares.

         The Company further covenants and agrees that it will pay when due and payable any and all Federal and state transfer taxes and charges which may be payable in respect of the issuance or delivery of the Right Certificates or of any certificates for shares of Preferred Stock upon the exercise of Rights. The Company shall not, however, be required to pay any transfer tax which may be payable in respect of any transfer or delivery of Right Certificates to, or the issuance of the shares of Pre-ferred Stock in the name of, or delivery of such shares to, a Person other than the registered holder of the Right Certificates evidencing Rights surrendered upon the exercise thereof, or be required to issue any certificates or script for shares of Preferred Stock in a name other than that of, or deliver such shares to a Person other than, the registered holder upon the exercise of any Rights until such tax shall have been paid (any such tax being payable by the holder of such Right Certificate at the time of surrender) or until it has been established to the Company's satisfaction that no such tax is due.


         Section 10. Preferred Stock Record Date. Each Person in whose name a certificate for shares of Preferred Stock is issued upon the exercise of Rights shall for all purposes be deemed to have become the holder of record of the shares of Preferred Stock represented thereby on, and such certificate shall be dated, the date upon which the Right Certificate evidencing such Rights was duly surrendered and payment of the Purchase Price (and any applicable transfer taxes and charges) was made; provided, however, that if the date of such surrender and payment is a date upon which the Preferred Stock transfer books of the Company are closed, such person shall be deemed to have become the record holder of such shares on, and such certificate shall be dated, the next succeeding Business Day on which the Preferred Stock transfer books of the Company are open. Prior to the exercise of the Rights evidenced thereby and payment of the Purchase Price (and any applicable transfer taxes and charges), the holder of a Right Certificate shall not be entitled to any rights of a stockholder of the Company with respect to shares for which the Rights shall be exercisable, including, without limitation, to receive dividends or other distributions, and shall not be entitled to receive any notice of any proceedings of the Company, except as provided herein.






         Section 11. Adjustment of Purchase Price, Number of Shares or Number of Rights. The Purchase Price, the number of one-hundredths of a share of Preferred Stock for which a Right is exercisable and the number of Rights outstanding are subject to adjustment from time to time as provided in this Section 11.

               (a) In the event the Company shall at any time after the date of this Agreement subdivide, combine, reclassify or otherwise change the Preferred Stock, the Purchase Price in effect at the time of the effective date of such subdivision, combination, reclassification or other change, and the number and kind of shares of capital stock issuable on such date, shall be proportionately adjusted so that the holder of any Right exercised after such time shall be entitled to receive the aggregate number and kind of shares of capital stock which, if such Right had been exercised immediately prior to such date and at a time when the Preferred Stock transfer books of the Company were open, such holder would have owned upon such exercise and been entitled to receive by virtue of such subdivision, combination, reclassification or other change.

               (b)   If as a result of an adjustment made pursuant to
Section 11(a), the holder of any Right thereafter exercised shall become entitled to receive any shares of capital stock of the Company other than Preferred Stock, thereafter the number of such other shares so receivable upon exercise of any Right shall be subject to adjustment from time to time in a manner and on terms as nearly equivalent as practicable to the provisions with respect to the shares of the Preferred Stock contained in Sections 7, 9, 10, 11 and 13, which provisions shall apply on like terms to any such other shares.

               (c) in the event there shall be a stock dividend split (by way of dividend or otherwise), subdivision, combination or reclassification of the Common Stock prior to the Distribution Date, the Rights shall be properly adjusted to take account thereof.

               (d) Irrespective of any adjustment or change in the Purchase Price or the number of shares of Preferred Stock (or fractions thereof) issuable upon the exercise of the Rights, the Right Certificates theretofore and thereafter issued may continue to express the Purchase Price per one-hundredth of a share and the number of shares which were expressed in the initial Right Certificates issued hereunder.

               (e) Before taking any action that would cause an adjustment reducing the Purchase Price below the then par value of the shares of Preferred Stock issuable upon exercise of the Rights, the Company shall take any lawful corporate action which may, in the opinion of its counsel, be necessary in order that the Company may validly and legally issue fully paid and nonassessable shares of Preferred Stock at such adjusted Purchase Price.


         Section 12. Certificate of Adjusted Purchase Price or Number of Shares. Whenever an adjustment is made as provided in Sections 11 and 13 hereof, the Company shall (a) promptly prepare a certificate setting forth such adjustment and a brief statement of the facts accounting for such adjustment, (b) promptly file with the Rights Agent and with each transfer agent for the Common Stock and the Preferred Stock a copy of such cer-tificate and (c) mail a brief summary thereof to each holder of a Right Certificate in accordance with Section 25 hereof. The Rights Agent shall be fully protected in relying on any such certificate and on any adjustment therein contained.




         Section 13. Consolidation, Merger, Sale or Transfer of Assets or Earning Power or Certain Other Transactions.

               (a) In the event that on or after the Distribution Date and prior to the Expiration Date (1) the Company shall, or shall agree or become obligated to, consolidate with, or merge with or into, any other Person, (2) any other Person shall, or shall agree or become obligated to, merge into the Company, whether or not the Company's securities remain outstanding and unchanged thereby, (3) the Company shall, or shall agree or become obligated to, sell or otherwise transfer (or one or more of its subsidiaries shall sell, or shall agree or become obligated to sell or otherwise transfer), in one or more transactions, more than 50% of the assets of the company and its subsidiaries (taken as a whole) or assets which, during any of the immediately preceding three fiscal years, accounted for more than 50% of the net profits or more than 50% of the gross revenue of the Company and its, subsidiaries (taken as a whole) to any other Person or Persons, or (4) any Acquiring Person, directly or indirectly, without the prior approval of a majority of the Continuing Directors or the holders of at least a majority of the shares of Common Stock not beneficially owned by the Acquiring Person shall, or shall agree or become obligated to (i) transfer, in one or more transactions, any assets to the Company in exchange for capital stock of the Company or for securities exercisable for or convertible into capital stock of the Company or otherwise obtain from the Company, with or without consideration, any capital stock of the Company or securities exercisable for or convertible into capital stock of the Company (other than as part of a pro rata distribution to all holders of such stock), (ii) sell, purchase, lease, exchange, mortgage, pledge, transfer or otherwise dispose (in one or more transactions) to, from or with the Company or any of its subsidiaries, as the case may be, assets on terms and conditions less favorable to the Company or such subsidiaries than the Company or such subsidiaries would be able to obtain in arm's length negotiation with an unaffiliated third party, or (iii) receive the benefit (except proportionately as a stockholder) of any loans, advances, guarantees, pledges or other financial assistance or any tax credits or other tax advantage provided by the Company or any of its subsidiaries; then, and in any of the cases referred to in this subsection (a) above, to the extent permitted by applicable law, the Company shall take such action as will be necessary to ensure, and will not enter into or consummate any such merger, consolidation, sale, transfer or other transaction which does not provide, that each holder of a Right other than an Acquiring Person, shall thereafter, have the right for each Right held to purchase one share of Common Stock of the Principal Party (as such term is hereinafter defined) at a price per share of 50% of the market price per share of such Common Stock (determined pursuant to Section 13(h) hereof) on the date such consolidation, merger, sale, transfer or other transaction was authorized by the Company or, if no authorization by the Company was given, on the date of the occurrence of the event giving rise to this obligation. The Company shall not consummate any consolidation, merger, sale, transfer or other transaction unless prior thereto the Company and the other party or parties thereto shall have executed and delivered to the Rights Agent one or more supplemental agreements providing the holders of Rights with the foregoing rights and the other party or parties shall have expressly assumed all obligations to be incurred by them under this Section 13. The Rights shall become exercisable to purchase shares of Common Stock only after compliance by the Principal Party with all applicable registration requirements under federal or state securities laws.







               (b) 'Principal Party" shall mean: (A) in the case of any transaction described in clause (1) or (2) of Section 13(a), the Acquiring Person or other Person (excluding the Company) that is the other party to the merger or consolidation; (B) in the case of any transaction described in Clause (3) of Section 13(a), the Acquiring Person or other Person (excluding the Company) that is the other party to such transaction or the largest transaction or aggregation of transactions in a series of transactions; or (C) in the case of any transaction described in Clause
(4) of Section 13(a), the Acquiring Person engaging in the specified transaction; provided, however, that if such Principal Party does not have Common Stock (and therefore by definition is not ultimately controlled by a Person which has Common Stock), or if any transaction referred to in Clauses (1) through (4) of Section 13(a) is consummated but the provisions of Section 13(a) cannot be enforced against or applied to such Principal Party to cause it to issue the securities at the price called for thereby, then "Principal Party' shall, for purposes only of any transaction described in Clause (1) or (2) of Section 13(a), refer to the Person which survives or results from such merger or consolidation and, for purposes only of any transaction referred to in Clause (3) or (4) of Section 13(a), refer to the Company.

               (c) In every instance in which the obligation to issue shares or to purchase Rights arising under this Section 13 may be required to be incurred by the Acquiring Person or any other Person other than the Company, then this Agreement shall be construed so as to cause such obligation to be incurred by such Acquiring Person or other Person and not by the Company.

               (d) (i) In the event any Person (other than the Company but including any Person surviving or resulting from any transaction referred to in Clause (1) or (2) of Section 13(a)) incurs an obligation to issue shares under this Section 13, and any rights or warrants with respect to such shares have previously been distributed and are, at the time such obligation is incurred, transferable only with such shares, the shares of such Common Stock shall be delivered together with such rights or warrants or with rights or warrants having substantially the same terms as such previously distributed rights or warrants.

               (ii) In every instance in which a Person (other than the Company but including any Person surviving or resulting from any transaction referred to in Clause (1) or (2) of Section 13(a)) incurs an obligation to issue shares under this Section 13, such Person shall take such steps (including, but not limited to, the authorization and reservation of a sufficient number of shares of its Common Stock in the same manner as provided in Section 9 hereof with respect to Preferred Stock, and compliance with all applicable requirements under federal or state securities laws) as may be necessary to assure all holders the ability to exercise their Rights in full, and shall, in addition, use its best efforts to remove any legal or contractual restrictions preventing the fulfillment of its obligations hereunder, as soon as possible.

               (iii) In the event the Company should but for this subsection be required to issue' a given number of shares pursuant to this
Section 13 but (A) does not have as authorized but unissued shares or as treasury shares the number of shares otherwise proposed to be issued, or
(B) the issuance of said number of shares to be issued shall require, pursuant to any applicable law, any rule or regulation made pursuant thereto or pursuant to any rule or regulation of any stock exchange to which the Company may be subject, the approval of the shareholders of the Company, then the Company's obligation to issue said number of shares shall be reduced to an obligation to issue the greatest number of shares or fractional shares which (x) is less than one share per Right and which will comport with the requirements of law applicable to such issuance, or
(y) shall not require the approval of the shareholders of the Company, as the case may be, and the purchase price for such shares shall also be reduced pro rata (the aforesaid reduction in the number of shares and purchase price being herein called the Issuance Reduction"), it being specifically agreed, however, that no Person, other than the Company, shall be entitled to the reductions permitted by the Issuance Reduction.

               (iv) In the event that any Person (other than the Company but including any Person surviving or resulting from any transaction referred to in Clause (1) or (2) of Section 13(a)) incurs the obligation to issue shares contemplated by this Section 13 but does not fulfill such obligation, the Company may, by action of the Continuing Directors, set off any amounts it may owe to such Person and distribute such amounts, pro rata, to holders who have chosen, and taken all available steps, to exercise their Rights until such Persons's obligation to the holders of Rights shall be fulfilled.

               (v) In the event that at any time the holder of a Right shall become entitled to purchase shares under this Section 13, thereafter the number of such shares so purchasable upon exercise of such Right shall be subject to adjustment from time to time in a manner and on terms as nearly as practicable to the provisions with respect to Preferred Stock contained in Section 11(a) hereof.

               (vi) If a holder elects to exercise the right to purchase shares granted pursuant to this Section 13, such holder shall surrender to the Rights Agent its Right Certificate accompanied by a written notice in the form of Exhibit D attached hereto. Promptly after receipt of such Right Certificate and notice, the Rights Agent shall notify the Company and the Principal Party and the Principal Party will immediately deliver to such holder the shares of Common Stock.

               (e) The provisions of this Section 13 shall similarly apply to successive mergers, consolidations or sales or other transfers.

               (f) Any Right Certificate issued pursuant to Section 3 hereof that represents Rights beneficially owned by an Acquiring Person or an Affiliate or Associate of an Acquiring Person and any Right Certificate issued at any time upon the transfer of any Rights to an Acquiring Person or to any nominee, Affiliate or Associate of such Acquiring Person, and any Right Certificate issued pursuant to Section 6 or Section 11 upon transfer, exchange, replacement or adjustment of any other Right Certificate referred to in this sentence, shall contain the following legend:

         The Rights represented by this Right Certificate were issued to a Person who was an Acquiring Person or an Affiliate or an Associate (as such terms are defined in the Rights Agreement) of an Acquiring Person. Under certain circumstances, the Rights represented hereby may be limited, as provided in Section 13 of the Rights Agreement.

The Right Certificates which shall contain the foregoing legend shall be designated by the Company to the Rights Agent. The Company reserves the right to require (or to cause the Rights Agent or any transfer agent of the Company to require) any Person who submits a Right Certificate (or a certificate representing shares of Common Stock of the Company which evi-dences a Right) for transfer or exercise of the Rights represented thereby to establish to the reasonable satisfaction of the Company that such Person or its transferee is not an Acquiring Person or an Affiliate or Associate of an Acquiring Person.


               (g) For the purposes of this Section 13, 'subsidiaries' shall mean any corporations or other entities of which a majority of the voting power of the equity securities or equity interests is owned, directly or indirectly, by the Company.

               (h) For the purpose of any computation hereunder, the 'current market price" per share of Common Stock or Preferred Stock on any date shall be deemed to be the average of the daily closing prices per share of such Common Stock or Preferred Stock for the 30 consecutive Trading Days (as such term is hereinafter defined)-immediately prior to such date; provided, however, that in the event that the current market price per share of the Common Stock or Preferred Stock is determined during a period (i) following the announcement by the issuer of such Common Stock or Preferred Stock of (x) a dividend or distribution on such Common Stock or Preferred Stock payable in shares of such Common Stock or Preferred Stock or securities convertible into shares of such Common Stock or Preferred Stock, or (y) any subdivision, combination or reclassification of such Common Stock or Preferred Stock, and (ii) prior to the expiration of 30 Trading Days after the ex-dividend date for such dividend or distribution, or the record date for such subdivision, combination or reclassification, then, and in each such case, the *current market price" shall be properly adjusted to take into account ex-dividend trading; and provided further, however, that if during any 30 Trading Day period with respect. to which current market price per share of Common Stock is determined, any rights or warrants theretofore transferable only with such Common Stock are detached and transferable separately, the current market price per share of Common Stock on such date shall be deemed to be the average of the daily closing prices per share of such Common Stock for the remainder of such 30 days occurring after such detachment. The closing price for each day shall be the last sale price or, in case no such sale takes place on such day, the average of the closing bid and asked prices in either case as reported in the principal consolidated transaction reporting system with respect to securities listed or admitted to trading on the New York Stock Exchange or, if the shares of Common Stock, or Preferred Stock, as the case may be, are not listed or admitted to trading on the New York Stock Exchange, as reported in the principal consolidated transaction reporting system with respect to securities listed on the principal national securities exchange on which the shares of Common Stock or Preferred Stock, as the case may be, are listed or admitted to trading or, if the shares of Common Stock or Pre-ferred Stock, as the case may be, are not listed or admitted to trading on any national securities exchange, the last quoted price or, if not so quoted, the average of the high bid and low asked prices in the over-the-counter market, as reported by the National Association of Securities Dealers, Inc. Automated Quotation System or such other system then in use, or, if on any such date the shares of Common Stock or Preferred Stock, as the case may be, are not quoted by any such organization, the average of the closing bid and asked prices as furnished by a professional market maker making a market in the Common Stock or Preferred Stock, as the case may be, selected by the Continuing Directors. If on any such date no market maker is making a market in the Common Stock or Preferred Stock, as the case may be, the fair value of such shares on such date, as determined reasonably and with good faith to the holders of Rights by the Continuing Directors, shall be used. The term "Trading Day" shall mean a day on which the principal national securities exchange on which the shares of Common Stock or Preferred Stock, as the case may be, are listed or admitted to trading is open for the transaction of business or, if the shares of Common Stock or Preferred Stock, as the case may be, are not listed or admitted to trading on any national securities exchange, a Busi-ness Day.




         Section 14. Depositary Receipts. Notwithstanding any other provision of this Agreement, the Company may (i) deposit Preferred Stock or Common Stock, as the case may be, pursuant to a depository arrangement and issue depository receipts rather than issuing fractional shares of such Preferred Stock or Common Stock, as the case may be, (ii) issue script rather than issuing fractional shares of Preferred Stock or Common Stock, as the case may be, or (iii) take such other action and exercise such other alternatives with respect to fractional shares of its Preferred Stock or Common Stock as are permitted pursuant to Section 509 of the New York Business Corporation Law or any other provisions of applicable law.


         Section 15. Rights of Action. All rights of action in respect of this Agreement are vested in the respective registered holders of the Right certificates (and, prior to the Distribution Date, the registered-holders of the Common Stock); and any registered holder of any Right Certificate (or, prior to the Distribution Date, of the Common Stock), without the consent of the Rights Agent or of the holder of any other Right Certificate (or, prior to the Distribution Date, of the Common Stock), may, on such holder's own behalf and for such holder's own benefit, enforce, and may institute and maintain any suit, action or pro-ceeding against the Company or against any other Person as to which a right of action may exist to enforce, or other-wise act in respect of, his right to exercise the Rights evidenced by such Right Certificate in the manner provided in such Right Certificate and in this Agreement. Without limiting the foregoing or any remedies available to the holders of Rights, it is specifically acknowledged that the holders of Rights would not have an adequate remedy at law for any breach of this Agreement and shall be entitled to specific performance of the obligations hereunder and injunctive relief against actual or threatened violations of the obligations hereunder of any Person subject to or bound by this Agreement.


         Section 16. Agreement of Right Holders. Every holder of a Right by accepting the same consents and agrees with the Company and the Rights Agent and with every other holder of a Right that:

               (a) prior to the Distribution Date, the Rights will be transferable only in connection with the transfer of Common Stock;

               (b) after the Distribution Date, the Right Certificates are transferable only on the registry books of the Rights Agent and then only if surrendered at the office of the Rights Agent, duly endorsed or accompanied by a proper instrument of transfer; and

               (c) the Company and the Rights Agent may deem and treat the person in whose name a Right Certificate (or, prior to the Distribution Date, the associated Common Stock certificate) is registered as the absolute owner thereof and of the Rights evidenced thereby (notwithstanding any notations of ownership or writing on the Right Certificates or the associated Common Stock certificate made by anyone other than the Company or the Rights Agent) for all purposes whatsoever, and neither the Company nor the Rights Agent shall be affected by any notice to the contrary.


         Section 17. Right Certificate Holder Not Deemed a Stockholder. No holder, as such, of any Right Certificate shall be entitled to receive dividends or be deemed for any purpose the holder of the shares of Preferred Stock or any other securities of the Company which may at any time be issuable on the exercise of the Rights represented thereby, nor shall anything contained herein or in any Right Certificate be construed to confer upon the holder of any Right Certificate, as such, any of the rights of a shareholder of the Company or any right to vote for the election of directors or upon any matter submitted to shareholders at any meeting thereof, or to give or withhold consent to any corporate action, or to receive notice of meetings or other actions affecting shareholders (except as provided in Section 24 hereof), or to receive dividends or subscription rights, or otherwise, until the Right or Rights evidenced by such Right Certificate shall have been exercised in accordance with the provisions hereof.


         Section 18. Concerning the Rights Agent. The Company agrees to pay to the Rights Agent reasonable compensation for all services rendered by it hereunder and, from time to time, on demand of the Rights Agent, its reasonable expenses incurred in the exercise and performance of its duties under this Agreement. The Company also agrees to indemnify the Rights Agent for, and to hold it harmless against, any loss, liability, or expense, incurred without negligence, bad faith or wilful misconduct on the part of the Rights Agent, for anything done or omitted by the Rights Agent in connection with the acceptance and administration of this Agreement, including the costs and expenses of defending against any claim of liability in the premises.

         The Rights Agent shall be protected and shall incur no liability for or in respect of any action taken, suffered or omitted by it in connection with its administration of this Agreement in reliance upon any Right Certificate or certificate for Preferred Stock or, in connection herewith, for other securities of the Company, instrument of assignment or transfer, power of attorney, endorsement, affidavit, letter, notice, di-rection, consent, certificate, statement, or other paper or document believed by it to be genuine and to be signed, executed and, where necessary, verified or acknowledged, by the proper Person or Persons.


         Section 19. Merger or Consolidation or Chance of Name of Rights
Agent.   Any corporation into which the Rights Agent may be merged or with which it may be consolidated, or any corporation resulting from any merger or consolidation to which the Rights Agent or any successor Rights Agent shall be a party, or any corporation succeeding to the business of the Rights Agent or any successor Rights Agent, shall be the successor to the Rights Agent under this Agreement without the execution or filing of any paper or any further act on the part of any of the parties hereto, provided that such corporation would be eligible for appointment as a successor Rights Agent under the provisions of Section 21 hereof. In case at the time such successor Rights Agent shall succeed to the agency created by this Agreement, any of the Right Certificates shall have been countersigned but not delivered, any such successor Rights Agent may adopt the countersignature of predecessor Rights Agent and deliver such Right Certificates so countersigned; and in case at that time any of the Right Certificates shall not have been countersigned, any successor Rights Agent may countersign such Right Certificates either in the name of the predecessor or in the name of the successor Rights Agent; and in all such cases such Right Certificates shall have the full force provided in the Right Certificates and in this Agreement.










         In case at any time the name of the Rights Agent shall be changed and at such time any of the Right Certificates shall have been countersigned but not delivered, the Rights Agent may adopt the countersignature under its prior name and deliver Right Certificates so countersigned; and in case at that time any of the Right Certificates shall not have been countersigned, the Rights Agent may countersign such Right Certificates either in its prior name or in its changed name; and in all such cases such Right Certificates shall have the full force provided in the Right Certificates and in this Agreement.

         Section 20. Duties of Rights Agent. The Rights Agent undertakes the duties and obligations imposed by this Agreement upon the following terms and conditions, by all of which the Company and the holders of Right Certificates, by their acceptance thereof, shall be bound:

               (a) The Rights Agent may consult with legal counsel (who may be legal counsel for the Company), and the opinion of such counsel shall be full and complete authorization and protection to the Rights Agent as to any action taken or omitted by it in good faith and in accordance with such opinion.

               (b) Whenever in the performance of its duties under this Agreement the Rights Agent shall deem it necessary or desirable that any fact or matter (including, without limitation, the identity of any Acquiring Person) be proved or established by the Company prior to taking or suffering any action hereunder, such fact or matter (unless other evidence in respect thereof be herein specifically prescribed) may be deemed to be conclusively proved and established by a certificate signed by the Chairman of the Board, the President, any vice President, the Treasurer, any Assistant Treasurer, the Secretary or any Assistant Secretary of the Company and delivered to the Rights Agent; and such certificate shall be full authorization to the Rights Agent for any action taken or suffered in good faith by it under the provisions of this Agreement in reliance upon such certificate.

               (c) The Rights Agent shall be liable hereunder only for its own negligence, bad faith or wilful misconduct.

               (d) The Rights Agent shall not be liable for or by reason of any of the statements of fact or recitals contained in this Agreement or in the Right Certificates (except as to its countersignature thereof) or be required to verify the same, but all such statements and recitals are and shall be deemed to have been made by the Company only.

               (e) The Rights Agent shall not be under any responsibility in respect of the validity of this Agreement or the execution and delivery hereof (except the due execution hereof by the Rights Agent) or in respect of the validity or execution of any Right Certificate (except its countersignature thereof); nor shall it be responsible for any breach by the Company of any covenant or condition contained in this Agreement or in any Right Certificate; nor shall it be responsible for any adjustment required under the provisions of Section 11 or 13 hereof or responsible for the manner, method or amount of any such adjustment or the ascertaining of the existence of facts that would require any such adjustment (except with respect to the exercise of Rights evidenced by Right Certificates after actual notice of any such adjustment); nor shall it by any act hereunder be deemed to make any representation or warranty as to the authorization or reservation of any shares of Preferred Stock to be issued pursuant to this Agreement or any Right certificate or as to whether any shares of Preferred Stock will, when so issued, be validly authorized and issued, fully paid and non-assessable.


               (f) The company agrees that it will perform, execute, acknowledge and deliver or cause to be performed, executed, acknowledged and delivered all such further and other acts, instruments and assurances as may reasonably be required by the Rights Agent for the carrying out or performing by the Rights Agent of the provisions of this Agreement.

               (g) The Rights Agent is hereby authorized and directed to accept instructions with respect to the performance of its duties hereunder from the Chairman of the Board, the President, any Vice President, the Secretary any Assistant Secretary, the Treasurer or any Assistant Treasurer of the Company, and to apply to such officers for advice or instructions in connection with its duties, and it shall not be liable for any action taken or suffered to be taken by it in good faith in accordance with instructions of any such officer.

               (h) The Rights Agent and any stockholder, director, officer or employee of the Rights Agent may buy, sell or deal in any of the Rights or other securities of the Company or become pecuniarily interested in any transaction in which the Company may be interested, or contract with the Company or, consistent with its obligation to the Company hereunder, otherwise act as fully and freely as though it were not Rights Agent under this Agreement. Nothing herein shall preclude the Rights Agent from acting in any other capacity for the Company orr any other legal entity.

         Section 21. Change of Rights Agent. The Rights Agent or any successor Rights Agent may resign and be discharged from its further duties under this Agreement upon 30 days' notice in writing mailed to the Company, and to each transfer agent of the Preferred Stock (if any), by registered or certified mail, and by giving public notice of such resignation, and if required by law, giving notice to the holders of the Right Certificates by first-class mail. The Company may remove the Rights Agent or any successor Rights Agent upon 30 days' notice in writing, mailed to the Rights Agent or successor Rights Agent, as the case may be, and to each transfer agent of the Preferred Stock (if any) by registered or certified mail, and by giving public notice of any such removal and, if required by law, giving notice to the holders of the Right Certificates by first-class mail. If the Rights Agent shall resign or be removed or shall otherwise become incapable of acting, the Company shall appoint a successor to the Rights Agent. If the Company shall fail to make such appointment within a period of 30 days after giving notice of such removal or after it has been notified in writing of such resignation or incapacity by the resigning or incapacitated Rights Agent or by the holder of a Right Certificate (who shall, with such notice, submit his Right Certificate for inspection by the Company), then the registered holder of any Right Certificate may apply to any court of competent jurisdiction for the appointment of a new Rights Agent. Any successor Rights Agent, whether appointed by the Company or by such a court, shall be a corporation organized and doing business under the laws of the United States or of any state of the United States, in good standing, which is authorized under such laws to exercise corporate trust powers and is subject to supervision or examination by Federal or state authority and which has at the time of its appointment as Rights Agent a combined capital and surplus of at least $5,000,000 or such lesser amount as the Continuing Directors of the Company shall determine. After appointment, the successor Rights Agent shall be vested with the same powers, rights, duties and responsibilities as if it had been originally named as Rights Agent without further act or deed; but the predecessor Rights Agent shall deliver and transfer to the successor Rights Agent any property at the time held, or thereafter acquired, by it hereunder, and execute and deliver any further assurance, conveyance, act or deed necessary for the purpose. Not later than the effective date of any such appointment the Company shall file notice thereof in writing with the predecessor Rights Agent and each transfer agent of the Preferred Stock (if any), and give public notice of such appointment and, if required by law, mail a notice thereof in writing to the registered holders of the Right Certificates. Failure to give any notice provided for in this Section 21, however, or any defect therein, shall not affect the legality or validity of the resignation or removal of the Rights Agent or the appointment of the successor Rights Agent, as the case may be.


         Section 22. Issuance of New Right Certificates. Notwithstanding any of the provisions of this Agreement or of the Rights to the contrary, the Company may, at its option, issue new Right Certificates evidencing Rights in such form as may be approved by the Continuing Directors to reflect any adjustment or change made in accordance with the provisions of this Agreement.


         Section 23. Redemption and Termination.

               (a) The Company may, at its option, upon action of the Continuing Directors, redeem all but not less than all the Rights at a redemption price of $.O1 per Right at any time prior to the Distribution Date and at a redemption price of $.03 per Right on, or within 10 days subsequent to, the Distribution Date (unless such 10-day period of time is extended by the Continuing Directors), and prior to exercise or the Final Expiration Date, appropriately adjusted in each instance to reflect any stock split, stock dividend or similar transaction occurring after the date hereof (such redemption price being hereinafter referred to as the "Redemption Price").

               (b) Except as otherwise may be required by applicable law, immediately upon the action of the Continuing Directors of the Company ordering the redemption of the Rights, evidence of which shall have been filed with the Rights Agent, and without any further action and without any notice, the right to exercise the Rights will terminate and the only right thereafter of the holders of Rights shall be to receive the Redemption Price. Within fifteen days after the action of the Continuing Directors ordering the redemption of the Rights, the Company shall give notice of such redemption to the holders of the then outstanding Rights by mailing such notice to all such holders at their last addresses as they appear upon the registry books of the Rights Agent or, prior to the Distribution Date, on the registry books of the transfer agent for the Common Stock. Any notice which is mailed in the manner herein provided shall be deemed given, whether or not the holder receives the notice.
Each such notice of redemption will state the method by which the payment of the Redemption Price will be made.

               (c) Payment of the Redemption Price will only be made upon surrender of the Right Certificate (if after the Distribution Date). If redemption is made prior to the Distribution Date, payment of the Redemption Price will be made to the holders of Common Stock on the date fixed for redemption, as reflected on the registry books of the transfer agent for the Common Stock.

         Section 24. Notice of Certain Events After the Distribution Date. In case after the Distribution Date any of the events set forth in Section 13(a) of this Agreement shall occur, then, in any such case, the Company shall as soon as practicable thereafter give to each holder of a Right Certificate, in accordance with Section 25 hereof, a notice of the occurrence of such event, which shall specify the event and the consequences of the event to holders of Rights under Section 13 hereof.



         The failure to give the notice required by this Section 24 or any defect therein shall not affect the legality or validity of the action taken by the Company or the vote upon any such action.


         Section 25. Notices. Notices or demands authorized by this Agreement to be given or made by the Rights Agent or by the holder of any Right Certificate to or on the Company shall be sufficiently given or made if sent by first-class mail, postage prepaid, addressed (until another address is filed in writing with the Rights Agent) as follows:

                     Park Electrochemical Corp.
                     5 Dakota Drive
                     Lake Success, New York  11042

Subject to the provisions of Section 21, any notice or demand authorized by this Agreement to be given or made by the Company or by the holder of any Right Certificate to or on the Rights Agent shall be sufficiently given or made if sent by first-class mail, postage prepaid, addressed (until another address is filed in writing with the Company) as follows:

                     Registrar and Transfer Company
                     10 Commerce Drive
                     Cranford, New Jersey 07016

Notices or demands authorized by this Agreement to be given or made by the Company or the Rights Agent to the holder of any Right Certificate (and, prior to the Distribution Date, the holder of any Rights) shall be sufficiently given or made if sent by first-class mail, postage prepaid, addressed to such holder of any Right Certificates at the address of such holder as shown on the registry books of the Company or the Rights Agent (and, prior to the Distribution Date, addressed to the holder at the address of such holder as shown on the stock transfer books maintained by the Company's transfer agent).

         Section 26. Supplements and Amendments. The Company, by action of the Continuing Directors, and the Rights Agent may from time to time supplement, or amend this Agreement, the Rights and the Right Certificates without the approval of any holders of Rights or Right Certificates in order to cure any ambiguity, to correct or supplement any provision contained herein which may be defective or inconsistent with any other provisions herein, or to make, add, delete or change any other provisions hereunder which the Continuing Directors and the Rights Agent may deem necessary or desirable and which shall not materially adversely affect the interest of the holders of Rights or Right Certificates, as determined in good faith by the Continuing Directors.

         Section 27. Successors. All the covenants and provisions of this Agreement by or for the benefit of the Company or the Rights Agent shall bind and inure to the benefit of their respective successors and assigns hereunder.

         Section 28. Benefits of This Agreement. Nothing in this Agreement shall be construed to give any Person other than the Company, the Rights Agent and the registered holders of the Right Certificates (and, prior to the Distribution Date, the Common Stock) any legal or equitable right, remedy or claim under this Agreement; but this Agreement shall be for the sole and exclusive benefit of the Company, the Rights Agent and the registered holders of the Right Certificates (and, prior to the Distribution Date, the Common Stock).



         Section 29. Severability. If any term, provision, covenant, right, obligation, directive, requirement or restriction of this Agreement is held by a court of competent jurisdiction or other binding authority to be invalid, unlawful, tolled, limited, void or unenforceable for any reason whatsoever, the remainder of the terms, provisions, covenants, rights, obligations, directives, requirements and restrictions of this Agreement shall remain in full force and effect and shall in no way be affected, impaired or invalidated thereby, it being specifically agreed that all such remaining items are fully severable, separate, distinct and enforceable.

         Section 30. Governing Law. This Agreement and each Right Certificate issued hereunder shall be deemed to be a contract made under the laws of the State of New York and for all purposes shall be governed by and construed and enforced in accordance with the laws of such State applicable to contracts to be made and performed entirely within such State and without reference to concepts of conflicts of law.

         Section 31. Counterparts. This Agreement may be executed in any number of counterparts and each of such counterparts shall for all purposes be deemed to be an original, and all such counterparts shall together constitute but one and the same instrument.

         Section 32. Action by Directors. Except as otherwise provided herein, any reference herein to action by the Board of Directors of the Company refers to action by such vote as is required by the Certificate of Incorporation or By-Laws of the Company or otherwise required by applicable law. Except as otherwise provided herein, any reference herein to action by the Continuing Directors refers to action by vote of a majority of the Continuing Directors then entitled to act. In order for the Continuing Directors to take any action hereunder, unless otherwise permitted by law, there shall be at least three Continuing Directors and they shall constitute a committee which shall have all the authority of the Board of Directors of the Company in taking any action permitted them under this Agreement; provided, however, that if at any time there shall be fewer than three Continuing Directors, the Continuing Directors then remaining shall nonetheless have the authority to recommend directors to succeed former Continuing Directors as provided in Section 1(g) hereof.

         Section 33. Descriptive Headings.   Descriptive headings of the
several Sections of this Agreement are inserted for convenience only and shall not control or affect the meaning or construction of any of the provisions hereof.

          IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and their respective corporate seals to be hereunto affixed and attested, all as of the day and year first above written.

Attest:                                 Park Electrochemical Corp.


By                                      By
Name:                                   Name:
Title:                                  Title:

Attest:                                 Registrar & Transfer Company


By                                      By
Name:                                   Name:
Title:                                  Title:



                                                            EXHIBIT A


                         CERTIFICATE OF AMENDMENT

                    OF THE CERTIFICATE OF INCORPORATION

                                    of
                        Park Electrochemical Corp.

            (Under Section 805 of the Business Corporation Law)


         It is hereby certified that:

         FIRST: The name of the Corporation is PARK ELECTROCHEMICAL CORP. and the name under which the Corporation was formed was PARK NAME PLATE INC.

         SECOND: The Certificate of Incorporation of the Corporation was filed with the Department of State of the State of New York on March 31, 1954.

         THIRD: The amendment of the Certificate of Incorporation effected by this Certificate of Amendment is to add a provision stating the number, designation, relative rights, preferences and limitations of the shares of a series of Preferred Stock, as fixed by the Board of Directors pursuant to authority expressly vested in them in the Certificate of Incorporation.

         FOURTH: To accomplish the foregoing amendment a new Section 6 shall be added to Article IV of the Certificate of Incorporation which shall read as follows:

         "The Board of Directors has authorized a series of Preferred Stock which series shall be designated as Series A Preferred Stock (the "Series A Preferred Stock") and the number of shares constituting such series shall be 150,000.

               (a) The holders of record of shares of Series A Preferred Stock shall be entitled to receive, when, as and if declared by the Board of Directors or a duly authorized committee thereof out of funds legally available for the purpose, dividends in cash at the rate per share of 5% per annum (calculated as a percentage of the liquidation value per share of $100). Dividends shall be payable quarterly, on the dates on which a quarterly dividend or distribution on the Common Stock, $.10 par value per share ("Common Stock") of the Corporation is payable (other than a dividend payable in Common Stock) (each such date being referred to herein as a "Dividend Payment Date'), commencing on the first Dividend Payment Date after the first issuance of a share or fraction of a share of Series A Preferred Stock, or, if no such dividends on the Common Stock are payable, then on such quarterly dates designated by the Board of Directors or a duly authorized committee thereof. To the extent the Board of Directors or a duly authorized committee thereof does not declare the full 5% dividend or, if so declared, such dividend is not fully paid in cash, the amount not so declared or paid shall accumulate as provided in paragraph (b) of this
         Section 6. The Board of Directors or a duly authorized committee thereof may fix a record date for the determination of holders of shares of Series A Preferred Stock entitled to receive payment of a dividend declared thereon, which record date shall be not less than 10 days nor more than 50 days prior to the date fixed for the payment thereof.

               (b) Dividends on the outstanding shares of Series A Preferred Stock shall be cumulative from the date of issue of such shares. Accrued dividends, whether or not declared, that are not paid shall compound quarterly at 5% per annum until the date of payment of such dividends. The amounts with respect to such compounding shall also constitute accrued dividends. Accumulated but unpaid dividends may be declared and paid at any time, without reference to any regular Dividend Payment Date, to holders of record on such date, not less than 10 days nor more than 50 days preceding the payment date thereof, as may be fixed by the Board of Directors of the Corporation or a duly authorized committee thereof.

               (c) So long as any of the shares of Series A Preferred Stock are outstanding, no dividends shall be paid or declared, nor any distribution be made, on the Common Stock, or any other security junior to the Series A Preferred Stock, other than a dividend payable in Common Stock or such other junior security, nor shall any shares of Common Stock, or any other security junior to the Series A Preferred Stock, be acquired for consideration by the Corporation, unless all dividends on the Series A Preferred Stock for all past dividend dates shall have been paid and the full dividends thereon for the most recent dividend date shall have been paid, or declared and a sum sufficient for the payment thereof set apart. Subject to the foregoing provisions, dividends on the Common Stock (payable in cash, stock or otherwise) as may be determined by the Board of Directors may be declared and paid from time to time out of the remaining funds legally available for the payment of dividends, and the Series A Preferred Stock shall not be entitled to participate in any such dividends, whether payable ;in cash, stock or otherwise.

               (d)   The holders of record of shares of Series A
         Preferred Stock shall not be entitled to any voting rights, except as otherwise provided by law.

               (e) The Corporation may at the discretion of a majority of the Continuing Directors (as hereinafter defined) redeem, at any time, in whole but not in part, all of the shares and fractional shares of Series A Preferred Stock at a redemption price of $6,060 per whole share, reduced pro rata for redemptions of fractional shares, plus accrued and unpaid dividends thereon (as provided in paragraphs (a), (b) and (c) of this Section 6 above) to the date fixed for optional redemption, and adjusted if, and to the extent that, the price at which the Series A Preferred Stock is issued is more or less than $6,000 per share.




               (f) In the event the Corporation shall redeem the shares of Series A Preferred Stock, notice of such redemption shall be given by first class mail, postage prepaid, mailed not less than 15 days nor more than 60 days prior to the redemption date, to each holder of record of such shares at such holder's address as the same appears on the stock register of the Corporation; provided, however, that no failure to mail such notice nor any defect therein shall affect the validity of the redemption of the shares of Series A Preferred Stock to
         be redeemed.  Each such notice shall state:   (i) the
         redemption date; (ii) the place or places where certificates for shares are to be surrendered for payment of the redemption price; and (iii) that dividends on the shares will cease to accrue on such redemption date.

               (g) Notice having been mailed as aforesaid, from and after the redemption date (unless default shall be made by the Corporation in providing money for the payment of the redemption price) dividends on the shares of Series A Preferred Stock shall cease to accrue and all rights of the holders thereof as stockholders of the Corporation (except the right to receive from the Corporation the redemption price and any accrued and unpaid dividends) shall cease. Upon surrender in accor-dance with said notice of the certificates for shares (properly endorsed or assigned for transfer, if the Continuing Directors of the Corporation shall so require and the notice shall so state), such shares shall be redeemed by the Corporation at the redemption price aforesaid.

               (h) "Continuing Director' shall mean a member of the Corporation's Board of Directors who was a member of the Corporation's Board of Directors prior to the time an Acquiring Person (as hereinafter defined) became an Acquiring Person, and any successor of a Continuing Director who is recommended in writing to succeed a Continuing Director by a majority of Continuing Direc-tors then on the Corporation's Board of Directors.

               (i) "Acquiring Person" shall mean any person who or which, together with all affiliates and associates of such person, is the Beneficial Owner (as hereinafter defined) of 30% or more of the shares of Common Stock then outstanding, but shall not include the Corporation, any employee benefit plan of the Corporation or any person holding shares of Common Stock and which was organized, appointed or established by the Corporation for or pursuant to the terms of any such plan.












               (j) A person shall be deemed the "Beneficial Owner," of, and shall be deemed to "beneficially own" any securities: (i) which such person or any of such person's affiliates or associates beneficially owns, directly or indirectly; (ii) which such person or any of such person's affiliates or associates has (A) the right to acquire (whether such right is exercisable immediately or only after the passage of time) pursuant to any agreement, arrangement or understanding (whether or not in writing) or upon the exercise of conversion rights, exchange rights, rights, warrants or options, or otherwise; provided, however, that a person shall not be deemed the "Beneficial owner" of, or to "beneficially own", securities tendered pursuant to a tender or exchange offer made by such person or any of such person's affiliates or associates until such tendered securities are accepted for purchase or exchange: or (B) the right to vote pursuant to any agreement, arrangement or understanding (whether or not in writing); provided, however, that a person shall not be deemed the "Beneficial owner" of, or to "beneficially own", any security under this clause (B) if the agreement, arrangement or understanding to vote such-security (1) arises solely from a revocable proxy given in response to a public proxy or consent solicitation made pursuant to, and in accordance with, the applicable rules and regulations of the Securities Exchange Act of 1934, as amended, and (2) is not also then reportable by such person on Schedule 13D under said Securities Exchange Act (or any comparable or successor report); or (iii) which are beneficially owned, directly or indirectly, by any other person with which such person or any of such person's affiliates or associates has or has had any agreement, arrangement or understanding (whether or not in writing), for the purpose of acquiring, holding, voting (except pursuant to a revocable proxy as described in clause (B) of subparagraph (ii) of this paragraph (j)) or disposing of any securities of the Corporation.

               (k) Any shares of Series A Preferred Stock which shall have been redeemed shall, after such redemption, have the status of authorized but unissued shares of Preferred Stock, without designation as to series until such shares are once more designated as part of a particular series by the Board of Directors.

               (l) In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Corporation, the holders of shares of Series A Preferred Stock then outstanding shall be entitled to be paid out of the assets of the Corporation available for distribution to its stockholders an amount in cash equal to the greater of (i) $100 for each whole share outstanding, or (ii) an aggregate amount for each whole share outstanding equal to 100 times the aggregate amount distributable per share with respect to the Common Stock; such amount in either case to be reduced pro rata for any fractional shares outstanding, plus an amount in cash equal to all accrued but unpaid dividends thereon (as provided in paragraphs (a), (b) and (c) of this Section 6 above) to the date fixed for liquidation, dissolution or winding up before any payment shall be made or any assets distributed to the holders of any shares of Common Stock or to the holders of any shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the series A Preferred Stock. If the assets of the Corporation are not sufficient to pay in full the liquidation payments payable to the holders of outstanding shares of Series
         A Preferred Stock, then the holders of all such shares shall share ratably in such distribution of assets in accordance with the amount which would be payable on such distribution if the amounts to which the holders of outstanding shares of Series A Preferred Stock are entitled were paid in full.

               (m) For the purposes of this Section 6, neither the voluntary sale, conveyance, exchange or transfer (for cash, shares of stock, securities or other consideration) of all or substantially all the property or assets of the Corporation nor the consolidation or merger of the Corporation with one or more other corporations shall be deemed to be a liquidation, dissolution or winding up, voluntary or involuntary, unless such voluntary sale, conveyance, exchange or transfer shall be in connection with a dissolution or winding up the business of the Corporation.

               (n) The Series A Preferred Stock shall be pari passu to all other series of the Corporation's Preferred Stock as to the payment of dividends and the dis-tribution of assets, except to the extent a series is made junior or subordinate to the Series A Preferred Stock.

               (o)    Each fractional share of the Series A
         Preferred Stock outstanding shall be entitled to a ratably proportionate amount of all rights relating to the shares of the Series A Preferred Stock, including dividend and voting rights. The liquidation payment or redemption payment with respect to each fractional share of Series A Preferred Stock shall be equal to a ratably proportionate amount of the liquidation payment or redemption payment with respect to each outstanding share of Series A Preferred Stock.

   FIFTH: The foregoing amendment of the Certificate of Incorporation of the Corporation was authorized by the vote at a meeting of the Board of Directors of the Corporation.

   IN WITNESS WHEREOF, we have executed and subscribed this Certificate and do affirm the foregoing as true under the penalties of perjury as of this 15th day of February, 1989.



                                        _______________________________


                                        _______________________________







EXHIBIT B

                         FORM OF RIGHT CERTIFICATE


Certificate No. R-                                   ___________ Rights


NOT EXERCISABLE AFTER FEBRUARY 15, 1999 OR EARLIER IF REDEEMED. THE RIGHTS ARE SUBJECT TO REDEMPTION, AT THE OPTION OF THE COMPANY ON THE TERMS SET FORTH IN THE RIGHTS AGREEMENT. (THE RIGHTS REPRESENTED BY THIS RIGHT CERTIFICATE WERE ISSUED TO A PERSON WHO WAS AN ACQUIRING PERSON OR AN AFFILIATE OR ASSOCIATE (AS SUCH TERMS ARE DEFINED IN THE RIGHTS AGREEMENT) OF AN ACQUIRING PERSON. UNDER CERTAIN CIRCUMSTANCES, THE RIGHTS REPRESENTED HEREBY MAY BE LIMITED, AS PROVIDED IN SECTION 13 OF THE RIGHTS AGREEMENT.]1


                             Right Certificate

                        Park Electrochemical Corp.

         This certifies that _________, or registered assigns, is the registered owner of the number of Rights set forth above, each of which entitles such registered owner, subject to the terms, provisions and conditions of the Rights Agreement dated as of February 15, 1989 (the 'Rights Agreement') between Park Electrochemical Corp. a New York corporation (the "Company'), and Registrar & Transfer Company (the "Rights Agent"), to purchase from the Company at any time after the Distribution Date (as such term in defined in the Rights Agreement) and prior to 5:00 P.M. (New York City time) on February 15, 1999 at the office of the Rights Agent, or its successors as Rights Agent, in Cranford, New Jersey, one one-hundredth of a fully paid, nonassessable share of the Series A Preferred Stock (the 'Preferred Stock') of the Company, at a purchase price of $60.00 (the "Purchase Price'), upon presentation and surrender of this Right Certificate with the Form of Election to Purchase on the reverse hereof duly executed. The number of Rights evidenced by this Right Certificate (and the number of one one-hundredths of a share which may be purchased upon exercise thereof) set forth above, and the Purchase Price per one one-hundredth of a share of Preferred Stock set forth above, are the number and Purchase Price as of February 15, 1989 based on the Preferred Stock as constituted at such date.



1 To be included for certificates issued to Acquiring Persons or their Associates or Affiliates.

         As provided in the Rights Agreement, the Purchase Price and the number of shares of Preferred Stock which may be purchased upon the exercise of the Rights evidenced by this Right Certificate are subject to modification and adjustment upon the happening of certain events.

         This Right Certificate is subject to all of the terms, provisions and conditions of the Rights Agreement, which terms, provisions and conditions are hereby incorporated herein by reference and made a part hereof and to which Rights Agreement reference is hereby made for a full description of the rights, limitations of rights, obligations, duties and immunities hereunder of the Rights Agent, the Company and the holders of the Right Certificates. Copies of the Rights Agreement are on file at the executive offices of the Company and are also available upon written request to the Company.


         This Right Certificate, with or without other Right Certificates, upon surrender at the office of the Rights Agent, may be exchanged for another Right Certificate or Right Certificates of like tenor and date evidencing Rights entitling the holder to purchase a like aggregate number of shares of Preferred Stock as the Rights evidenced by the Right Certificate or Right Certificates surrendered shall have entitled such holder to purchase. If this Right Certificate shall be exercised in part, the holder shall be entitled to receive upon surrender hereof another Right Certificate or Right Certificates for the number of whole Rights not exercised. A Right may be exercised only once, regardless of the purpose of such exercise.

         Subject to the provisions of the Right Agreement, the Rights evidenced by this Certificate may be redeemed by the Company at its option at a redemption price of $.Ol per Right at any time prior to the Distribution Date and at a price of $.03 per Right on, or within 10 days subsequent to, the Distribution Date (unless such 10-day period is extended by the Continuing Directors) and prior to the Expiration Date.

         No holder of this Right Certificate shall be deemed for any purpose the holder of shares of Preferred Stock or of any other securities of the Company which may at any time be issuable on the exercise hereof, nor shall anything contained in the Rights Agreement or herein be construed to confer upon the holder hereof, as such, any of the rights of a stockholder of the Company, including any right to receive notice of meetings or other actions affecting stockholders (except as provided in the Rights Agreement), or to receive dividends, until the Right or Rights evidenced by this Right Certificate shall have been exercised as provided in the Rights Agreement and then only to the extent therein provided.

         This Right Certificate shall not be valid or obligatory for any purpose until it shall have been countersigned by the Rights Agent.


         WITNESS the facsimile signature of the proper officers of the Company and its corporate seal.

Dated as of___________, 19__

ATTEST:                          Park Electrochemical Corp.



By:_____________________         By:_________________________
        Secretary                    Chairman of the Board



Countersigned:



Registrar & Transfer Company



By:_________________________
     Authorized Signature






                  [On Reverse Side of Right Certificate]




                            FORM OF ASSIGNMENT

             (To be executed by the registered holder if such
            holder desires to transfer this Right Certificate.)




FOR VALUE RECEIVED______________________________________________
hereby sells, assigns and transfers unto________________________
________________________________________________________________
________________________________________________________________
               (Please print name and address of transferee)

________________________________________________________________


this Right Certificate, together with all right, title and interest therein, and does hereby irrevocably constitute and ap-point_________________________ Attorney, to transfer the within Right Certificate on the books of the within-named Company and of the Rights Agent, with full power of substitution.
Dated:_______________, 19__

                                 _______________________________
                                 Signature





                                  NOTICE


          The signature on the foregoing Form of Assignment must correspond to the name as written upon the face of this Right
Certificate in every particular, without alteration or enlargement or any change whatsoever.








                  [On Reverse Side of Right Certificate]

                       FORM OF ELECTION TO PURCHASE


                (To be executed by the registered holder if
                such holder desires to exercise the Rights
                    represented by this certificate to
                        Purchase Preferred Stock.)



To the Rights Agent:

         The undersigned hereby irrevocably elects to exercise
_______________ Rights represented by this Right Certificate to purchase the shares of Preferred Stock issuable upon the exercise of such Rights and requests that certificates for such shares of Preferred Stock be issued in the name of:

Please insert social security
or other identifying number  _______________________

____________________________________________________
(Please print name and address)

____________________________________________________


         If such number of Rights shall not be all the Rights evidenced by this Right Certificate, a new Right Certificate for the balance of such Rights shall be registered in the name of and delivered to:

Please insert social security
or other identifying number  _______________________

____________________________________________________
(Please print name and address)

____________________________________________________


Dated:_________________, 19__


                                        __________________________
                                        Signature






                                  NOTICE

         The signature on the foregoing Form of Election to Purchase must correspond to the name as written upon the face of this Right Certificate in every particular, without alteration or enlargement or any change whatsoever.




EXHIBIT C


                           PARK ELECTROCHEMICAL CORPORATION



February 15, 1989






Dear Park Electrochemical Corp. Shareholder:

     On February 2, 1989, your Board of Directors adopted a Shareholder Rights Plan, and in connection therewith, declared a dividend of Preferred Stock Purchase Rights to Shareholders of record on February 15, 1989. As prescribed by the Board's declaration, you will receive one Right for each share of Common Stock which you own. This letter reviews the Board's reasons for adopting this Shareholder Rights Plan, and the following Summary describes this Plan in greater detail.

     The Board has adopted this Plan in order to strengthen its ability to protect the interests of the Shareholders of Park Electrochemical. The primary purpose of this Plan is to insure that all of Park's Shareholders receive fair treatment in the event of an unsolicited attempt or offer to acquire control of your Company. To date, over 600 public companies have adopted similar shareholder rights plans.

     The Plan is designed to protect you, the Shareholder, in the event of
(i) an unsolicited offer to acquire control over the Company, including an offer that does not treat all Shareholders equally, (ii) the acquisition on the open market of shares constituting control over the Company, without offering fair value to all of the Company's Shareholders and (iii) other coercive takeover tactics which could impair the Board's ability to fully represent the interests of all of the Company's Shareholders.
The Plan is not intended to prevent a sale of the Company and will not do so. The Plan is designed, however, to encourage any potential acquiror of the Company to negotiate the manner and terms of any proposed acquisition with the Board of Directors. The Shareholder Rights Plan has not been adopted in response to any specific effort or attempt to acquire control of the Company, and the Board of Directors is not aware of any such effort or attempt. The Board believes that the adoption of this Plan and the distribution of the Rights under the Plan will enhance the ability of management to operate the business of the Company successfully and to achieve the Company's long range goals.

      The adoption of the Plan, and the distribution of the Rights thereunder, does not in any way weaken the financial strength of your Company or interfere with its business plans. The distribution of the Rights has no dilutive effect and will not affect your Company's reported earnings per share. Furthermore, this distribution will not change the way in which you presently trade the Company's shares. In addition, the distribution of the Rights should not be taxable to you or the Company.
As described in the Summary, you   will    not be provided with an actual
certificate representing your Rights at this time. Your Rights will be represented by your Common Stock certificates.






     Your Board of Directors has given very careful consideration to the adoption of this Plan over an extended period of time. The Board was aware when it adopted this Plan that certain persons are of the view that shareholder rights plan of this kind deter legitimate acquisition proposals. The Board carefully considered these views and concluded that the arguments advanced by proponents thereof are speculative and do not justify leaving Park's Shareholders without any protection against unfair treatment by an acquiror who may be seeking its own advantages rather than those of Park's Shareholders. Your Board believes that the Shareholder Rights Plan which it has adopted represents a sound, reasonable means of addressing the complex issues of corporate policy created by the current takeover environment.

     In adopting the Shareholder Rights Plan your Board of Directors is affirming its confidence in Park's future and its belief that you, our Shareholders, should be given every opportunity to participate fully in that future.

on behalf of the Board of Directors,



Jerry Shore
Chairman of the Board







































                       SUMMARY OF RIGHTS TO PURCHASE
                         SERIES A PREFERRED STOCK
                       OF PARK ELECTROCHEMICAL CORP.


          The Board of Directors of Park Electrochemical Corp. (the "Company") has effected a distribution of one preferred stock purchase right (collectively the "Rights") per outstanding share of Common Stock of the Company, $.10 par value per share (the "Common Stock"), held of record on February 15, 1989 or issued thereafter and prior to the Distribution Date (as defined below). Each Right entitles the holder thereof to purchase from the Company one one-hundredth (1/100th) of a share of a new series of Preferred Stock of the Company, $1.00 par value per share, designated as Series A Preferred Stock (the "Preferred Stock"), at a price of $60.00 (the "Purchase Price") per each one one-hundredth of a share. The description and terms of the Rights are set forth in a Rights Agreement dated as of February 15, 1989 (the "Rights Agreement") between the Company and Registrar & Transfer Company, as Rights Agent (the "Rights Agent"). Capitalized terms used but not defined herein shall have the respective meanings assigned such terms in the Rights Agreement.

          A copy of the Rights Agreement may be obtained by shareholders of the Company free of charge from the Company by written request to Park Electrochemical Corp., 5 Dakota Drive, Lake Success, N.Y. 11042. This summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, which is incorporated herein by reference.

          Until the Distribution Date, the Rights shall not be exercisable and shall be evidenced only by certificates representing shares of Common Stock. The term "Distribution Date" means the date that the Rights become exercisable, as determined by a majority of the Continuing Directors of the Company. (As defined in the Rights Agreement, Continuing Directors include members of the Company's Board of Directors who were directors prior to the time an Acquiring Person became an Acquiring Person and any successors to such directors recommended by a majority of Continuing Directors). However, the Distribution Date may only be a date within 20 days (unless such period of time is extended by the Continuing Directors) after the earlier of (i) the date of a public announcement that a Person has acquired, or has the right to acquire, 30% or more of the then outstanding shares of Common Stock or (ii) the date of the commencement of, or public announcement of an intention to make, a tender or exchange offer by any Person other than the company for 20% or more the then outstanding shares of Common Stock. The Continuing Directors may determine that there will be no Distribution Date (and thus that the Rights will not become exercisable) in connection with the occurrence of any such event by adopting a resolution to that effect within, such 20-day period, provided that if after such a determination is made there is a 5% or greater increase in the ownership of the outstanding shares of Common Stock or rights to acquire such Common Stock by such Acquiring Person or any change in the terms of such tender or exchange offer which the Continuing Directors believe to be material, then a new determination may be made by the Continuing Directors as to whether there is to be a Distribution Date with respect to each such increase in ownership or
change in terms.     If the Continuing Directors adopt no such resolution
or take no other action with respect to the exercisability of the Rights within any such 20-day period, then the Distribution Date shall be the last day of such 20-day period.






         The Rights Agreement may be amended in such a manner as the Continuing Directors and Rights Agent may deem necessary or desirable so long as the interests of the holders of the Rights are not materially adversely affected, as determined in good faith by the continuing
Directors.

         Until the Distribution Date, the Rights will be evidenced by the certificates for Common Stock and will be transferable only in connection with the transfer of the Common Stock. As soon as practicable after the Distribution Date, separate certificates evidencing the Rights (the "Rights Certificates") shall be mailed to holders of record of the Common Stock as of the close of business on the Distribution Date (or, if the Distribution Date is not a business day, the closest business day prior thereto) and such separate certificates alone shall evidence the Rights.

         The Rights (and the Rights Certificates, if issued) shall expire on February 15, 1999 (the "Final Expiration Date"), unless earlier redeemed by the Company as described below. After the Distribution Date, the registered holder of any Rights Certificate may exercise the Rights evidenced thereby to acquire shares of Preferred Stock by duly surrender-ing the Rights Certificate with the form of election to purchase on the reverse side thereof duly executed, to the Rights Agent, together with payment of the Purchase Price for each one one-hundredth of a share of Preferred Stock for which such Rights are being exercised. No less than 100 Rights, and only integral multiples of 100 Rights, may be exercised at any time to acquire shares of Preferred Stock. The Rights must be exercised within 35 days after the Distribution Date unless the Continuing Directors determine to extend the period during which the Rights may be exercised for an additional period but not beyond the expiration or redemption date of the Rights.

         Upon liquidation, dissolution or winding up of the Company,   the
holders of the Preferred Stock shall receive an amount equal to accrued and unpaid dividends plus an amount equal to the greater of (i) $100 per share or (ii) an aggregate &mount per share of Preferred Stock equal to 100 times the aggregate amount distributable per share with respect to the Common Stock, before any distribution is made to holders of shares of stock ranking junior to the Preferred Stock. Dividends on outstanding shares of Preferred Stock shall be payable quarterly, on a cumulative basis, at the annual rate of 5% per annum (calculated as a percent of the liquidation value per share of $100), in cash. Unpaid dividends shall cumulate and be compounded quarterly. The Preferred stock may be redeemed (subject to any limitations required by applicable law) by the Company, in the discretion of the Continuing Directors, at any time at a redemption price of 101% of the Purchase Price paid for such Preferred Stock. There is no restriction on the redemption of the Preferred Stock while there is any arrearage by the Company in the payment of dividends thereon. The Preferred Stock shall not have voting rights except as required by law.

         The Purchase Price and the number of shares of Preferred Stock issuable upon exercise of the Rights are subject to adjustment from time to time in the event, among other things, of the subdivision, combination or reclassification of the Preferred Stock or the Common Stock.

         In the event that on or after the Distribution Date and prior to the Final Expiration Date, or earlier redemption by the Company, (a) the Company shall, or shall agree or become obligated to, merge into or consolidate with any other Person, (b) any Person shall, or shall agree or become obligated to, merge into the company whether or not the Company's securities remain outstanding and unchanged thereby, (c) the Company or any of its subsidiaries shall, or shall agree or become obligated to, sell or otherwise transfer more than 50% of the assets of the Company and its subsidiaries (taken as a whole) or assets which, during any of the immediately preceding three fiscal years, accounted for more than 50% of the net profits or more than 50% of the gross revenue of the Company and its subsidiaries (taken as a whole) to any Person, or (d) any Acquiring Person, directly or indirectly, without the prior approval of a majority of the Continuing Directors or the holders of at least a majority of the shares of Common Stock not beneficially owned by the Acquiring Person shall, or shall agree or become obligated to, (i) transfer, in one or more transactions, any assets to the Company in exchange for capital stock of the Company or for securities exercisable for or convertible into capital stock of the Company or otherwise obtain from the Company, with or without consideration, any capital stock of the Company or securities exercisable for or convertible into capital stock of the Company (other than as part of a pro rata distribution to all holders of such stock), (ii) sell, purchase, lease, exchange, mortgage, pledge, transfer or otherwise dispose (in one or more transactions) to, from or with, the Company or any of its subsidiaries, as the case may be, assets on terms and conditions less favorable to the company or such subsidiaries than the Company or such subsidiaries would be able to obtain in arm's-length negotiation with an unaffiliated third party, or (iii) receive the benefit (except proportion-ately as a stockholder) of any loans, advances, guarantees, pledges or other financial assistance or any tax credits or other tax advantage provided by the Company or any of its subsidiaries, then, should any of the events described in (a) through (d) occur, to the extent permitted by applicable law, the Company will take such action as will be necessary to ensure, and will not enter into or consummate any such merger, consolida-tion, sale, transfer or other transaction which does not provide, that each holder of an unexercised Right, other than an Acquiring Person, shall have the right to purchase one share of the principal voting security of the other party to the transaction (or, in certain instances, of the survivor of a merger or consolidation) for each Right held by such holder at a purchase price per share equal to 50% of the then market price per share of such Person's securities. Under certain circumstances, each Right may, instead, entitle the holder to purchase one or fewer shares (the exact number being dependent upon available shares and other factors pertaining at the time of purchase) of the Company's Common Stock at a 50% discount of the then market price. Each Right is exercisable once only, with such exercise, depending upon the conditions and circumstances existing at such time, for the purpose of acquiring either shares of Preferred Stock or the other shares, as the case may be. After Rights Certificates have been issued, exercise of the Rights to acquire shares of Preferred Stock or for any other purpose requires surrender of the Rights Certificates and other documents, and the taking of the other action, called for by the Rights Agreements.

         The Company may, at its option, upon action of the Continuing Directors, redeem all but not less than all the Rights at a price of $.01 per Right at any time prior to the Distribution Date and at a price of $.03 per Right on or within 10 days subsequent to the Distribution Date (unless such period of time is extended by the Continuing Directors). Except as otherwise required by law, immediately upon the action of the Continuing Directors ordering the redemption of the Rights, evidence of which shall have been filed with the Rights Agent, and without any further action and without any notice (unless otherwise determined by the Continuing Directors), all present or future right or power to exercise the Rights shall terminate and thereafter the only right which the holders of such Rights shall have with respect thereto shall be to receive the price to be paid on redemption. within 15 days of the action of the Continuing Directors ordering redemption of the Rights, the Company shall give notice of such redemption, by mail, to all holders of the then outstanding Rights at such holders' last known addresses as they appear on the registry books of the Rights Agent, or, prior to the Distribution Date, on the registry books of the transfer books of the transfer agent for the Common Stock.



         Neither the Rights nor the Rights Certificates, themselves, confer upon a holder thereof, as such, any rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends. At no time shall the holder of a Right or a Rights Certificate have any rights other than as specifically set forth in the Rights Agreement.

























































EXHIBIT D


                       FORM OF ELECTION TO EXERCISE

                (To be executed by the registered holder if
                 such holder desires to exercise the Rights
                represented by this Certificate to Purchase
                               Common Stock.)



   The undersigned hereby irrevocably elects to exercise ______________ rights represented by this Right Certificate to purchase the shares of Common Stock of____________________, as the Principal Party, issuable upon the exercise of such Rights and requests that certificates for such shares of Common Stock be issued in the name of:

Please insert social security
or other identifying number  _______________________

____________________________________________________
(Please print name and address)

____________________________________________________


         If such number of Rights shall not be all the Rights evidenced by this Right Certificate, a new Right Certificate for the balance of such Rights shall be registered in the name of and delivered to:

Please insert social security
or other identifying number  _______________________

____________________________________________________
(Please print name and address)

____________________________________________________


Dated:_________________, 19__



                                        __________________________
                                        Signature






                                  NOTICE

         The signature on the foregoing Form of Election to Election to Exercise must correspond to the name as written upon the face of this Right Certificate in every particular, without alteration or enlargement or any change whatsoever.





























                             EXHIBIT 10.07(c)









































   THIS AMENDED AND RESTATED EMPLOYMENT AGREEMENT, made and entered into as of the 28th day of February, 1994, by and between PARK ELECTROCHEMICAL CORP., a New York corporation (hereinafter called the "Company"), having an office at 5 Dakota Drive, Lake Success, New York 11042, and JERRY SHORE (hereinafter called "Shore") , residing at Lighthouse Road, Sands Point, Long Island, New York.

                            W I T N E S S E T H

   WHEREAS, Shore has been an employee of the company since 1954 and has served in one or more of the capacities of Chairman of the Board, President and Chief Executive Officer of the Company since 1954;

   WHEREAS, the Company and Shore have previously executed and delivered an Agreement, dated December 12, 1984 (the "Original Agreement"), relating to the employment of Shore by the Company; and

   WHEREAS, the Company and Shore wish to modify certain of the terms and conditions of the Original Agreement by amending and restating the original Agreement;

   NOW, THEREFORE, IT IS AGREED AS FOLLOWS:

   1. Position; Term. The Company hereby employs Shore and Shore hereby accepts employment and agrees to serve the Company as its chief executive officer for a term commencing on the date hereof and ending on February 28, 1999, which period shall be automatically extended on February 29, 1995 and on each subsequent February 28 or February 29, as the case may be, by an additional one year unless, on or before the preceding March 1 the Board of Directors of the Company (the "Board of
Directors") shall determine otherwise and shall so notify Shore.    If the
Board of Directors shall so determine and shall so notify Shore, then the term of this Agreement shall end four years from the February 28 or February 29, as the case may be, subsequent to such determination and notification. As used in this Agreement, the term employment term" shall mean, as of any date, the then current term of Shore's employment determined in accordance with this paragraph 1.

   2. Duties; Location. Shore shall have the titles of Chairman of the Board, President and Chief Executive officer of the Company during the employment term and such offices shall have the responsibilities as provided in the By-laws of the Company as in effect on the date hereof and Shore shall perform the duties and services incident to his positions. Shore shall be entitled to relinquish one or more of such titles, so long as he retains at least one of such titles and performs the duties and services incident to the positions) for which he retains the title(s) . Shore's primary place of employment will be located within the Village of Lake Success, New York or such other location in Nassau County, New York as may be acceptable to Shore.

   3. Principal Occupation; Competition. (a) Shore shall devote his full time, effort and attention during regular business hours to the business and affairs of the Company.









         (b) During the employment term, Shore shall not, without the prior permission of the Board of Directors, directly or indirectly engage or be interested in any other business enterprise which is competitive with the Company; provided, however, that nothing in this Agreement shall restrict Shore from owning or dealing in investments or securities except for those relating to any business which has any business relations with the Company or which is competitive with the Company, unless the securities of such business are listed on a national securities exchange or traded in the over-the-counter market and the interest of Shore does not exceed one (1%) percent of the outstanding securities of that business or unless, in each instance, prior written permission of the Board of Directors has been obtained.

         4. Compensation; Benefits. In consideration of the duties and services to be rendered hereunder, the Company shall pay to Shore and Shore shall accept the compensation and benefits hereinafter provided.

               (a) The Company shall pay Shore a base salary at the rate of $350,000 per year or such other greater amount as shall be determined from time to time by the Board of Directors or the CEO Compensation Committee of the Board of Directors (the "base salary"), payable in as nearly equal weekly installments as is practicable, or in such other manner as shall be mutually agreeable to Shore and the Company. The CEO Compensation Committee of the Board of Directors shall review Shore's base salary at least annually during the employment term not later than July 31 of each year subsequent to 1994 and shall take any action such Committee considers appropriate to increase the base salary.

               (b) As additional compensation, the Company shall pay Shore an amount ("additional compensation") equal to two and one-half percent (2-1/2%) of the After-Tax Net Earnings (as defined below) of the Company for any Fiscal Year in excess of an amount equal to ten (10%) percent of Stockholder's Equity (as defined below) of the Company for such Fiscal Year, which additional compensation shall not, in any event, exceed $250,000 per year.

               (c) For purposes of this Agreement, the following shall apply:

               (i) The term "After-Tax Net Earnings" shall mean the consolidated net earnings of the Company and its subsidiaries after all taxes, for the applicable period, determined by Ernst & Young or any other firm of independent certified public accountants of recognized national standing selected by the Company (the "Accoun-tants"), in accordance with generally accepted account-ing principles consistently applied. Without limiting the generality of the foregoing, all base salary (but not additional compensation) and the benefits and expenses paid to or accrued for the benefit of Shore with respect to such period by the Company pursuant to this Agreement shall be deducted in determining After-Tax Net Earnings.

               (ii) The term "Stockholders' Equity" for a Fiscal Year shall mean the stockholders, equity of the Company as at the beginning of each such Fiscal Year, as deter-mined by the Accountants by reference to the audited consolidated balance sheet of the Company and its subsidiaries as at the end of the immediately preceding Fiscal Year as included in the Annual Report on Form 10-K of the Company and, in each case, determined in accordance with generally accepted accounting principles consistently applied.


               (iii) The term "Fiscal Year" shall mean the fiscal year of the Company, commencing with the fiscal year starting March 1, 1993. Should the employment term terminate on any date other than the last day of a Fiscal Year, then the additional compensation shall be based upon the full Fiscal Year in which termination of the employment term shall have occurred, but shall be prorated in the proportion that the number of calendar months of such Fiscal Year which shall have elapsed at the time of termination of the employment term (includ-ing the month of termination of the employment term) bears to 12.

               (iv) Computations of After-Tax Net Earnings and Stockholders' Equity shall be determined by the Accoun-tants within ninety (90) days after the end of each Fiscal Year. The Company shall furnish to Shore a reasonably detailed computation of the amount of additional compensation to which Shore is entitled.
         Such additional compensation shall be payable on or before twenty (20) days after the computations of After-Tax Net Earnings and Stockholders' Equity. The Company's audited financial statements for each Fiscal Year prepared by the Accountants shall be conclusive and binding on the Company and Shore with respect to computations of After-Tax Net Earnings.

               (d) It is contemplated that, during the employment term and the consulting period (as hereinafter defined), Shore may be required to incur out-of-pocket expenses in connection with the performance of his duties hereunder and in promoting the business of the Company and its subsidiaries, including expenses incurred for travel and business entertainment. Accordingly, the Company shall pay, or reimburse Shore for, all reasonable out-of-pocket expenses incurred by Shore in connection with the performance of his duties hereunder.

               (e) In recognition that Shore will be required to do a considerable amount of local driving in connection with his duties hereunder, the Company shall, during the employment term and the consulting period (as hereinafter defined), provide Shore with the full-time use of one (1) new or late-model automobile comparable to that
provided by the Company to Shore as of the date of this Agreement.     In
addition, the Company shall pay, or reimburse Shore for, all expenses incident to Shore's operation of such automobile, including, without limitation, gasoline, oil, repairs, maintenance, parking expenses and such insurance as Shore reasonably deems appropriate.

               (f) During the employment term and the consulting period (as hereinafter defined), Shore shall be entitled to participate in all life insurance, medical insurance, disability insurance, retirement, pension, profit-sharing, stock option or other benefits presently or during the employment term and the consulting period (as hereinafter defined) made available by the Company to its senior executive officers. without limiting the generality of the foregoing, the Company shall maintain in effect during the employment term and the consulting period (as hereinafter defined) life insurance and medical insurance coverage for the benefit of Shore and his family, at least equal to the coverage
provided as of the date of execution of this Agreement.      Notwithstand-
ing any other provisions of this Agreement, the Company shall continue to provide medical insurance coverage, including, without limitation, major medical, hospitalization and dental coverage, to Shore and his family, at least equal to the coverage provided as of the date of this Agreement, subsequent to the employment term hereunder at all time during Shore's lifetime including, without limitation, during the consulting period contemplated by paragraph 5 hereof and subsequent to Shore's retirement as a consultant, and if Shore's wife shall survive him, the Company shall continue to provide such insurance coverage for Shore's wife during her lifetime.

               (g) Shore shall be entitled, during the employment term, to four (4) weeks vacation during each twelve (12) month period, such vacation to be taken at such time or times as shall be mutually agreeable to Shore and to the Company. Such vacation shall be forfeited to the extent not utilized during the applicable twelve (12) month period.

               (h) Pursuant to the original Agreement, the Company previously issued to Shore a non-qualified stock option to purchase an aggregate of 50,000 shares of the Company's Common Stock exercisable in whole at any time or in part from time to time commencing upon the date a stock option plan and agreement was approved by the holders of a majority of the Company's outstanding Common Stock entitled to vote and in
accordance with such plan and agreement.     This Agreement shall not in
any respect modify Shore's rights in respect of such option.

               (i) Each year during the employment term and the consulting period (as hereinafter defined), an amount equal to the excess of (i) the sum of (x) the amount contributed by the Company to the Park Electrochemical Corp. Employees, Profit-Sharing Plan, as amended (the 'Plan"), for such year plus (y) any amounts forfeited by other partici-pants in the Plan during such year, which sum, but for the limitations imposed by section 415 of the Internal Revenue Code of 1986, as amended, and by Section 4.14 of the Plan, would have been allocated to Shore's account under the Plan, over (ii) the amount of contributions and forfeitures actually credited to Shore's account for such year, shall be credited by the Company to the separate account previously established and currently maintained by the Company for shore pursuant to the Original Agreement (the "Account"). In addition, interest shall be credited annually to the Account at the same rate as net income, gains or profits are earned on the Plan assets. Payments to Shore from the Account shall be made as and when distributions are made to Shore from the Plan and in the same proportion of the Account which the Plan distribution bears to Shore's account balance under the Plan. The parties recognize and agree that the payments to be made by the Company to Shore from the Account are unsecured obligations of the Company, that Shore is only a general creditor of the Company in that respect and that the amounts in the Account are assets of the Company which are available to satisfy the claims of the Company's creditors generally.

         5.    Consultancy.   At any time after the date hereof Shore
shall have the right, to be exercised as herein provided, to retire from full-time employment with the Company and become a consultant. Upon the effective date of such retirement and for a period of five years thereafter (the "consulting period"), Shore shall make himself available to advise and consult with officers and other employees of the Company so that the Company may continue to have the benefit of his experience and knowledge of the affairs of the Company and of his reputation and contacts in the industries in which the Company is engaged in business. During the consulting period, Shore shall be available to officers and other employees of the Company from time to time and at reasonable times by telephone, mail or in person; provided, however, that his failure to give advice and counsel by reason of illness or absence due to travel or any other reasons, except continuous willful refusal, shall not affect his right to receive compensation during the consulting period. Shore shall be free, during the consulting period, to devote the balance of his time and attention to such other business enterprises or activities as he may see fit, subject to the restrictive covenant hereinafter contained.
During the consulting period, Shore's compensation shall be equal to sixty (60%) percent of the base salary in effect at the time of Shore's retirement from full-time employment and, except as otherwise specifically provided herein, he shall not be entitled to additional compensation with respect to any period after the date of his retirement from full-time employment. Commencing on the first anniversary of Shore's retirement from full-time employment and on each subsequent anniversary of Shore's retirement from full-time employment during the consulting period, Shore's compensation pursuant to this paragraph 5 shall be adjusted to take account of increases in the cost of living during the consulting period by increasing Shore's compensation during the consulting period by that percentage which shall equal the percentage by which the Consumer Price Index-All Urban Consumers published by the United States Department of Labor (or any successor or similar index if such Consumer Price Index shall no longer be published) most recently available on such anniversary of Shore's retirement shall exceed the Consumer Price Index-All Urban Consumers most recently available one year prior to such anniversary. All of the other provisions of this Agreement, including the benefits pursuant to paragraph 4(d) and (e) and the insurance benefits pursuant to paragraph 4(f), shall be applicable during the consulting period; provided, however, that, if Shore shall die during the consulting period, the provisions of paragraph 6 hereof shall become applicable and shall replace all of the terms and provisions of this paragraph 5 and in the event of the disability (as defined in paragraph 7 hereof) of Shore for a period of 12 consecutive months during the consulting period, the provisions of paragraph 7 hereof shall become applicable and shall replace all of the terms and provisions of this paragraph 5.

         Shore's right to retire from full-time employment shall be invoked by a written notice to the Company to that effect, specifying an effective date (on the first day of a month), not less than ninety days from the date such notice is given, as of which he desires to retire from full-time employment with the Company. on such effective date, Shore's duties as a consultant and advisor shall commence on the terms and conditions herein provided.

         6. Death. In the event of the death of Shore during the employment term or the consulting period, the employment or consultancy, as the case may be, of Shore hereunder shall terminate without any further liability of the Company to Shore except (a) as provided in paragraph 4(f) hereof with respect to health insurance coverage for Shore's wife, (b) payment of unreimbursed expenses incurred by Shore prior to his death, (c) payment of base salary and additional compensation, if any, or consultant compensation, as the case may be, computed up to the end of the month following the month in which Shore's death occurs, (d) if Shore's death occurs during the employment term, the Company shall pay Shore's wife, or such other beneficiary as he may designate in writing (or failing such designation, to his estate), an amount equal to sixty percent (60%) of the base salary that otherwise would have been payable to Shore for the remainder of the employment term in effect on the date of his death, such amount to be payable in equal monthly installments over the remainder of such employment term, (e) if Shore's death occurs during the consulting period, the Company shall pay Shore's wife, or such other beneficiary as he may designate in writing (or failing such designation, to his estate), an amount equal to sixty percent (60%) of the base salary as in effect immediately prior to the commencement of the consulting period for the remainder of the consulting period in effect on the date of his death, such amount to be payable in equal monthly installments over the remainder of such consulting period, and (f) if Shore's wife shall be living on the last day of the employment term in effect on the date of his death or the consulting period in effect on the date of his death, as the case may be, then the Company shall make payments to Shore's wife, in as nearly equal weekly installments as is practicable, or in such other manner as shall be mutually agreeable to Shore's wife and the Company, at a rate equal to sixty percent (60%) of Shore's base salary (as in effect at the date of Shore's death, if he dies during the employment term, or as in effect immediately prior to commencement of the consulting period, if he dies during the consulting period), for the remainder of her life.

         7. Disability. (a) In the event of the disability (as defined below) of Shore for a period of twelve (12) consecutive months during the employment term or consulting period, the employment or consulting, as the case may be, of Shore hereunder shall terminate without further liability of the Company to Shore, except that (i) the Company shall pay Shore an amount equal to sixty (60%) percent of the base salary for the balance of the employment term or the consulting period, as the case may be, (ii) the Company shall pay Shore his additional compensation, if any, computed up to the end of the month following the month in which Shore became disabled, (iii) the provisions regarding benefits pursuant to paragraph 4(d) and (e) and regarding the insurance benefits pursuant to paragraph 4(f) shall remain applicable for the balance of the employment term or the consulting period, as the case may be, and thereafter as provided in paragraph 4(f) hereof, and (iv) in the event Shore shall remain disabled beyond the employment term or the consulting period, as the case may be, the Company shall pay Shore $10,000 per month until the earlier of the (x) the death of Shore, or (y) the termination of Shore's disability.

         (b) For purposes of this Agreement, the term disability shall mean Shore's inability, because of illness or incapacity, physical or mental, to perform substantially all of the duties and services to be performed by him hereunder. The determination of a physician jointly appointed by the Company and Shore or any member of his immediate family
as to whether or   not Shore has become disabled shall be conclusive and
binding on the Company and Shore.

         (c) Nothing herein contained shall prevent the Company from satisfying its obligations to Shore or his wife hereunder by means of the purchase of insurance upon terms and conditions acceptable to Shore or, if Shore is deceased, acceptable to his wife, provided that the Company shall remain liable to Shore or his wife, as the case may be, for the benefits herein provided to the extent that any insurer fails to pay the full amounts required under this Agreement.

         8. Non-Exclusive. The benefits provided in this Agreement shall not be exclusive and shall not prejudice or limit any plan or policy of the Company which may hereafter be granted by action of the Board of Directors.

         9. Certain Computations. In the event of the termination of the employment term, the consulting period, Shore's employment hereunder or Shore's consultancy hereunder on any date other than the last day of a Fiscal Year, including, without limitation, by reason of the death or disability of Shore, the additional compensation, if any, required to be paid need not be paid by the Company until thirty (30) days after the
computation of the amount in accordance with paragraph 4(c)(iv).   The
Company shall not be required to make any computation with respect to After-Tax Net Earnings or stockholder's Equity except after the end of any Fiscal Year. If a computation with respect to After-Tax Net Earnings shall be required for a period of less than a Fiscal Year, such computa-tion may be made by taking a proportionate part of that particular Fiscal Year.










         10.   Trade Secrets; Confidentiality.   Shore recognizes and
acknowledges that confidential information of various kinds, including lists of the Company's customers and vendors, as they may exist, from time to time, and other trade secrets, are valuable, special and unique assets of the Company's business. Shore shall not, during or after his employment, except in accordance with his employment, disclose or cause or permit to be disclosed any list or similar means of identification of the Company's customers or vendors or other trade secrets to any person, firm, corporation, association or other entity for any reason or purpose whatsoever. The provisions of this paragraph 10 shall not apply to information generally known to the public or the trade or information available in trade or other publications.

         11. Non-Competition. Shore shall not, for a period of one (1) year after the termination of his employment, directly or indirectly: (a) induce any person connected with or employed by the Company or any subsidiary of the Company to leave the employ of the Company or such subsidiary; or (b) solicit the employment of any such person on his own behalf or on behalf of any other person firm, corporation, association or other entity.

         12. Entire Agreement. This Agreement constitutes the entire agreement between the parties with respect to the subject matter hereof, and may not be modified or amended except by an instrument in writing signed by the parties hereto.

         13. Successors and Assigns. This Agreement and all of its terms and conditions shall be binding upon, and shall inure to the benefit of the parties hereto and their respective heirs, legal representatives and successors. This Agreement is personal and shall not be assignable by Shore or the Company except that, in the event of any consolidation with or merger into any other corporation by the Company or the sale or distribution of all or a substantial part of the assets of the Company to another corporation, the surviving or acquiring corporation shall assume this Agreement and become obligated to perform all of the terms and conditions hereof and Shore's obligations hereunder shall continue in favor of such corporation.

         14.   Notices.   All notices and other communications required or
permitted to be given hereunder shall be in writing and shall be deemed to have been given when delivered personally against receipt or three (3) days after being mailed, by registered or certified mail, return receipt requested, addressed to the party to whom directed at the address first above written or to such other address as any party may hereafter designate to the other by notice similarly given.

         15.   No Waiver.   No waiver of any breach or default hereunder
shall be considered valid unless in writing and signed by the party giving such waiver, and no such waiver shall be deemed a waiver of any subsequent breach or default of the same or similar nature.

         16. Governing Law. This Agreement shall in all respects be construed and enforced in accordance with, and governed by, the laws of the State of New York which would be applicable to contracts made and to be performed in New York.










         IN  WITNESS  WHEREOF, the parties hereunto have duly

executed this Agreement as of the date first above written.


                                        PARK ELECTROCHEMICAL CORP.


                                        By: /s/   Brian E. Shore
                                        Title: Executive Vice President



                                            /s/     Jerry Shore
                                                  Jerry Shore



APPROVED by the CEO Compensation Committee of the Board of Directors of Park Electrochemical Corp. as of April 1, 1994.



/s/   Anthony Chiesa
      Anthony Chiesa


/s/   Lloyd Frank
      Lloyd Frank


/s/  Norman M. Schneider
     Norman M. Schneider























































                             EXHIBIT 10.14(c)









































               AMENDMENT TO SECOND EXTENSION OF LEASE


      This Amendment to Second Extension of Lease made as of the 19th day of May 1994 by and between HOLYOKE SUPPLY COMPANY, INC., a Massachusetts corporation with its principal place of business at 200-220 Race Street, Holyoke, Massachusetts 01040 (hereinafter referred to as "Landlord"), of the one part, and DIELECTRIC POLYMERS, INC., a Massachusetts corporation having its principal place of business at 218 Race Street, Holyoke, Massachusetts 01040 (hereinafter referred to as "Tenant"), of the other part.

      WHEREAS, the parties hereto are parties under an Indenture of Lease dated November 1, 1984 (hereinafter referred to as the "Indenture") as extended in accordance with its terms by an Extension of Lease dated May 30, 1986 and a Second Extension of
Lease dated as of May 30, 1991 (the "Second Extension"); and

      WHEREAS, pursuant to the Second Extension, the lease term was to expire on May 31, 1994 unless the Tenant exercised its option to extend the lease term for a two-year term to expire on May 31, 1996; and

      WHEREAS, the parties by letter dated February 9, 1994, have agreed to amend the Second Extension to extend the term of the lease for a period of one (1) year, through May 31, 1995, with an option to extend said lease term for an additional six (6) month period;

      NOW THEREFORE, the Landlord and Tenant hereby agree that all the provisions of the Indenture, Extension and the Second Extension are incorporated herein by reference and shall remain in full force and effect through May 31, 1995 except as modified as follows:

      1. Article I, Section 1 is amended in part to provide that the leased premises shall, for as long as the Tenant shall require during the term of the lease, include an additional ONE THOUSAND
(1000) square feet of space on the third floor. The rent for this additional space shall be as described in paragraph 4 below.

      2. Article II, Section 1 is amended in part to provide that the lease shall be extended for a term of one (1) year, beginning June 1, 1994 and ending May 31, 1995.

      3. Article II, Section 2 is amended to provide that if the Tenant is not in material default in any respect under the Indenture, the Extension or this Amended Second Extension, at the time of its giving of the notice described below, it shall have the right and option to extend said lease for a term of six (6) months expiring November 30, 1995, on all the same terms and conditions, including rent as set forth on paragraph 4 below. The Tenant, if it desires to exercise this option, shall do so by giving the Landlord notice in writing of its intention to do so at least ninety (90) days prior to March 1, 1995, such notice to be delivered by certified mail, return receipt requested, at Landlord's principal place of business. Except as otherwise provided, the term of this Lease shall be automatically extended upon Landlord's receipt of Tenant's extension notice. Tenant shall be in material default if there exists an "Event of Default" as defined under Article XII,
Section I of the Indenture.






      4. Article III, Section I is amended by revising Paragraph A to state the minimum rent for Tenant's use of the premises from the beginning of the extended term shall be ONE DOLLAR AND NINETY CENTS ($1.90) per square foot (THIRTY-TWO THOUSAND THREE HUNDRED DOLLARS ($32,300)) per year for the first year of this Amended Second Extension of Lease (through May 31, 1995), and during the term of the extension pursuant to the option described in Section 3 above (through November 30, 1995), payable in equal monthly installments of TWO THOUSAND SIX HUNDRED NINETY-ONE DOLLARS AND SIXTY-SEVEN CENTS ($2,691.67) in advance from the first day of each month and proportionately at said rate for any partial month.

      In addition, the minimum rent for the Tenant's use of the additional space described in paragraph 1 above shall be TWO HUNDRED DOLLARS ($200) per month.

      5. Landlord and Tenant agree that all remaining provisions of said Indenture, the Extension and the Second Extension shall remain in full force and effect through the extended term of said lease except to the extent that said terms are inconsistent with the provisions of this Amended Second Extension.

      WITNESS the execution hereof, under seal, in any number of counterpart copies, each of which counterpart copy shall be deemed to be an original for all purposes as of the day and year first written above.

      Executed in duplicate.


                              DIELECTRIC POLYMERS, INC.,
                              TENANT


Dated:   5/19/94              By /s/  Lawrence G. Kuntz
                                        President



                              HOLYOKE SUPPLY COMPANY, INC.,
                              LANDLORD


Dated:   5/19/94              By /s/  Daniel C. Moriarty
                                          President




















                                EXHIBIT NO. 11.01


                           PARK ELECTROCHEMICAL CORP.

                                AND SUBSIDIARIES

             COMPUTATION OF FULLY-DILUTED EARNINGS PER COMMON SHARE
                      (In thousands, except per share data)


                                                    Fiscal year ended
                                                  1994      1993      1992
ADJUSTMENT OF NET EARNINGS:
Net earnings                                     $8,062    $2,265    $1,315

  Adjustments resulting from assumed
   conversion of 7.25% convertible
   subordinated debentures:
     Reduction of interest expense
      and amortization of deferred
      debt financing costs                        2,476     2,481     2,481
     Related tax effect on above                  (867)     (844)     (844)
     Net earnings as adjusted                    $9,671    $3,902    $2,952

ADJUSTMENT OF WEIGHTED AVERAGE
 NUMBER OF COMMON SHARES OUT-
 STANDING:

  Weighted average number of
   common shares outstanding                      3,993     4,534     4,528
  Add weighted average shares
   assumed to be issued upon:
   Conversion of convertible
    subordinated debentures                       1,610     1,613     1,613
   Exercise of stock options                        124

  Adjusted weighted average number
   of common shares outstanding
   during the period                              5,727     6,141     6,141

NET EARNINGS PER SHARE FULLY-DILUTED             $ 1.69    $  .63    $  .48



_____________________________________


*Calculations of fully diluted earnings per share for the fiscal years ended February 28, 1993 and March 1, 1992 are antidilutive. Accordingly, the Consoli-dated Statement of Earnings reflects the primary earnings per share of $.50 for the 1993 fiscal year and $.29 for the 1992 fiscal year.











                                EXHIBIT 22.01


                 SUBSIDIARIES OF PARK ELECTROCHEMICAL CORP.



 The following table lists Park's subsidiaries and the jurisdiction in which each such subsidiary is organized.



                                              Jurisdiction of
                     Name                      Incorporation

           Dielectric Polymers, Inc.           Massachusetts
           FiberCote Industries, Inc.          Connecticut
           Grand Rapids Die Casting Corp.      Michigan
           Metclad S.A.                        France
           Nelco International Corporation     Delaware
           Nelco GmbH                          West Germany
           Nelco Products, Inc.                Delaware
           Nelco Products Pte. Ltd.            Singapore
           Nelco S.A.                          France
           Nelco Technology, Inc.              Arizona
           Neltec, Inc.                        Delaware
           Neluk, Inc.                         Delaware
           New England Laminates Co., Inc.     New York
           New England Laminates (U.K.) Ltd.   England
           Skunk Works, Inc.                   New York
           Technocharge Limited                England
           Tweedbank P.C.B. Supplies Limited   Scotland
           Zin-Plas Corporation                Michigan
           Zin-Plas of Canada, Inc.            Canada




































                                EXHIBIT 24.01



































INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in the Post-Effective Amendment to Registration Statement No. 33-6029 of Park Electrochemical Corp. on Form S-2 and the Post-Effective Amendments to Registration Statement No. 33-16650 and No. 33-3777 on Form S-8 of our report dated May 6, 1994 appearing in this Annual Report on Form 10-K of Park Electrochemi-cal Corp. for the fiscal year ended February 27, 1994.



Ernst & Young


New York, New York
May 25, 1994