Form 10-Q
period 1994-05-29
PARK ELECTROCHEMICAL CORP
filed 1994-07-13
CIK 76267

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    F O R M  10-Q


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 29, 1994

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ___________________

                    Commission file number      1-4415

                          PARK ELECTROCHEMICAL CORP.
          ----------------------------------------------------------
          (Exact name of registrant as specified in its charter)

          New York                                            11-1734643
- - -------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

   5 Dakota Drive, Lake Success, N.Y.                            11042
- - -------------------------------------                          ----------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code  (516) 354-4100

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


                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,665,439 as of July 2, 1994.

                          PARK ELECTROCHEMICAL CORP.
                               AND SUBSIDIARIES




                                   I N D E X


                                                                    Page
                                                                   Number
                                                                   ------
PART I.     FINANCIAL INFORMATION:

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
             May 29, 1994 (Unaudited) and
             February 27, 1994 ..................................     3

            Consolidated Statements of Earnings
             13 weeks ended May 29, 1994 and
             May 30, 1993 (Unaudited)............................     4

            Consolidated Statements of Cash Flows
             13 weeks ended May 29, 1994 and
             May 30, 1993 (Unaudited)............................     5

            Notes to Condensed Consolidated Financial
             Statements (Unaudited) .............................     6

   Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations .........................................     8


PART II.    OTHER INFORMATION:

   Item 1.  Legal Proceedings ...................................    11

   Item 6.  Exhibits and Reports on Form 8-K ....................    11


SIGNATURES  .....................................................    12

                         PARK ELECTROCHEMICAL CORP.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands)
                                                  May 29,        February 27,
                                                   1994              1994
ASSETS                                          (Unaudited)           *

   Cash and cash equivalents                         $ 23,249          $ 14,135

   Marketable securities                               18,077            23,918

   Accounts receivable, net                            28,882            28,904

   Inventories (Note 2)                                17,568            16,144

   Prepaid expenses & other current assets              3,288             2,738
                                                     --------           -------
      TOTAL CURRENT ASSETS                             91,064            85,839

   Property, plant and equipment, net                  53,043            51,398

   Other assets                                         2,327             3,513
                                                     --------          --------
                                                     $146,434          $140,750
                                                     ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Bank loans payable                                $     22          $     78

   Accounts payable                                    26,316            24,443

   Accrued liabilities                                 11,916            12,487

   Income taxes payable                                 4,025             2,964
                                                     --------          --------
      TOTAL CURRENT LIABILITIES                        42,279            39,972

  Long-term debt (Note 3)                                  26            32,861

   Deferred income taxes                                4,682             4,772

   Deferred pension liability                           1,691             1,691

   Stockholders' Equity (Note 3):
    Common stock                                          679               520
    Other stockholders' equity                         97,077            60,934
                                                     --------          --------
      TOTAL STOCKHOLDERS' EQUITY                       97,756            61,454
                                                     --------          --------
                                                     $146,434          $140,750
                                                     ========          ========

*The Balance Sheet at February 27, 1994 has been taken from the audited financial statements at that date, and condensed.

                         PARK ELECTROCHEMICAL CORP.
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF EARNINGS
            (Unaudited - in thousands, except per share data)
                                                        13 Weeks Ended
                                                 -------------------------
                                                  May 29,          May 30,
                                                   1994             1993

Net sales                                            $62,769           $49,229
                                                     --------          --------

Costs and expenses:
   Cost of sales                                      49,522            41,198
   Selling, general and administrative                 7,471             6,281
                                                     --------          --------

        Total costs and expenses                      56,993            47,479
                                                     --------          --------

Operating profit                                       5,776             1,750
                                                     --------          --------

Other income (expense):
   Interest expense                                     (412)             (599)
   Other income, net                                     462               249
                                                     --------          --------

        Total other income (expense)                      50              (350)
                                                     --------          --------

Earnings before income tax provision                   5,826             1,400

Income tax provision                                   2,156               508
                                                     --------          --------

NET EARNINGS                                         $ 3,670           $   892
                                                     ========          ========


Net earnings per common share:
   Primary                                           $   .78           $   .22
   Fully diluted                                     $   .68           $   .22

Dividends per common share                           $   .08           $   .08


Weighted average number of common
shares outstanding:

   Primary                                             4,708             4,002
   Fully diluted                                       5,732             4,002



                              PARK ELECTROCHEMICAL CORP.
                                   AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Unaudited - in thousands, except share amounts)
                                                           13 weeks ended
                                                       ----------------------
                                                        May 29,       May 30,
                                                         1994          1993
NET CASH PROVIDED BY OPERATING ACTIVITIES:             $ 7,155       $ 6,001
                                                       --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and
  equipment, net                                        (3,484)       (1,499)
 Purchases of marketable securities                     (8,017)      (39,102)
 Proceeds from sales of marketable
  securities                                            13,841        41,949
                                                       --------      --------
  Net cash provided by investing activities              2,340         1,348
                                                       --------      --------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (payment) proceeds from short-term debt               (57)           45
 Dividends paid                                           (406)         (318)
 Purchase of treasury stock                                -          (6,566)
 Proceeds from exercise of stock options                   283           -
 Debt conversion costs and other                          (101)           (5)
                                                       --------      --------
  Net cash used in financing activities                   (281)       (6,844)
                                                       --------      --------


INCREASE IN CASH AND CASH EQUIVALENTS
 BEFORE EXCHANGE RATE CHANGES                            9,214           505
EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS                                     (100)          (27)
                                                       --------      --------

INCREASE IN CASH AND CASH EQUIVALENTS                    9,114           478
CASH AND CASH EQUIVALENTS BEGINNING OF
 PERIOD                                                 14,135         9,006
                                                       --------      --------
CASH AND CASH EQUIVALENTS END OF PERIOD                $23,249       $ 9,484
                                                       ========      ========


SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                           $    24       $     6
    Income taxes                                       $ 1,132       $   145


SUPPLEMENTAL DISCLOSURE OF NON CASH
 FINANCING ACTIVITIES:
  During the quarter ended May 29, 1994 the Company issued 1,586,184 shares of Common
  Stock upon the conversion of $32,835,000 principal amount of Debentures.


                          PARK ELECTROCHEMICAL CORP.
                               AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of May 29, 1994, the consolidated statements of earnings for the 13 weeks ended May 29, 1994 and May 30, 1993, and the consolidated statements of cash flows for the 13 week periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at May 29, 1994, and the results of operations and cash flows for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 27, 1994 annual report to stockholders.

2.   INVENTORIES

     Inventories consist of the following:
                                                   (In thousands)
                                             May 29,         February 27,
                                              1994               1994
                                             -------         ------------
          Raw materials                      $ 5,960           $ 4,727
          Work-in-process                      3,100             3,479
          Finished goods                       8,101             7,581
          Manufacturing supplies                 407               357
                                             -------           -------
                                             $17,568           $16,144
                                             =======           =======

3.   LONG-TERM DEBT
                                                   (In thousands)
                                             May 29,         February 27,
                                              1994               1994
                                             -------         ------------
     7.25% convertible subordinated
      debentures                               $ 17             $32,852
     Other                                       13                  71
                                               ----             -------
                                                 30              32,923
     Less current portion (included
      in accrued liabilities)                     4                  62
                                               ----             -------
                                               $ 26             $32,861
                                               ====             =======

     On June 12, 1986, the Company issued $35,000,000 principal amount of 7.25% convertible subordinated debentures maturing on June 15, 2006 with interest payable semiannually on June 15 and December 15 of each year.
     The debentures were unsecured, subordinated to bank loans payable and other long-term debt and were convertible at any time prior to maturity, or earlier redemption, into shares of the Company's common stock at $20.70 per share. The Company had the option to redeem the debentures at specified prices, plus accrued interest. On April 5, 1994, the Company announced that it had elected to redeem the debentures on May 31, 1994. (Prior to that announcement, during the 1991 fiscal year, the Company had repurchased, in the open market, an aggregate of $1,602,000 principal amount of debentures.) The redemption price was $1,021.75, plus accrued interest through the redemption date, for each $1,000 principal amount.
     A $1,000 principal amount debenture was convertible into 48.31 shares of the Company's common stock at any time prior to the close of business on May 27, 1994. On or before May 27, 1994, $33,381,000 principal amount of debentures had been converted into 1,612,558 shares of the Company's common stock. The remaining $17,000 principal amount of debentures not converted into common stock were redeemed on May 31, 1994. The $720,000 unamortized balance of deferred issuance costs incurred in connection with this financing was transferred to additional paid-in capital.

     As a result of the conversion and redemption of the debentures, virtually all of the Company's long term debt and associated interest expense has been eliminated. Furthermore, $515,000 (net of taxes) of accrued interest expense and costs related to the conversion of these Debentures has been reclassified to additional paid-in capital during the current fiscal year's first quarter.

4.   SUPPLEMENTARY EARNINGS PER SHARE DATA

     During the quarter ended May 29, 1994, the Company issued 1,586,184 shares of common stock upon the conversion of $32,835,000 principal amount debentures. Supplementary earnings per share for the quarter ended May 29, 1994 of $.70 per share reflects the earnings per share that would have resulted if the conversion of these shares had occurred at the beginning of the period.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

      During the Company's current fiscal year's first quarter ended May 29, 1994, sales increased 28% to $62,769,000 from $49,229,000 during last year's first quarter. In addition, operating profit increased 230% to $5,776,000 for the current fiscal year's first quarter from $1,750,000 for last year's first quarter. During the current fiscal year's first quarter, the Company's electronics segment accounted for $54,499,000 in sales or 87% of the Company's total sales worldwide. Electronics sales increased 31% during this fiscal year's first quarter from last year's first quarter electronics sales of $41,610,000. The Company's foreign operations, which are dedicated almost exclusively to the electronics segment, accounted for $14,525,000 in sales or 23% of total sales worldwide during the first quarter. Foreign sales during this fiscal year's first quarter increased 31% from last year's first quarter's foreign sales of $11,096,000. Due to the relative size of the Company's plumbing hardware segment and industrial components segment and the fact that these segments have been placed under common management, the Company has decided to combine these two segments into one business segment for financial reporting purposes effective at the beginning of the current fiscal year. This new combined business segment is called the plumbing and industrial component segment. The total sales of this combined segment during the current year's first quarter amounted to $8,270,000, or 13% of the Company's total worldwide sales, compared to $7,619,000, or 15% of total worldwide sales for the same period last year. The sales of the plumbing and industrial component segment increased 9% compared to the same period last year.

      The gross profit percentage for the Company's worldwide operations was 21.1% for the current fiscal year's first quarter, as compared to 16.3% for the prior year's first quarter.

      The Company's better overall performance for the first quarter was primarily attributable to the improvement in the Company's United States based electronics business.

      The Company's electronic segment continued to improve on the strength of the U.S. based operations. This group has been successful in offsetting the downward pricing pressure in the U.S. through increased volume and improved efficiency in the utilization of plant and equipment, materials and other resources. In contrast, the Company's foreign based electronic operations have not been able to alleviate the impact of similar pricing pressure on those operations. The Company is continuing its investment in the expansion of its manufacturing capacity and capabilities in the Far East, as well as the expansion of its Arizona and New York facilities.

      As mentioned above, the Company's non-electronic businesses have been combined into one segment for financial reporting purposes, namely the plumbing and industrial components segment. Prior to the current fiscal year, these businesses had been reported as two segments, each of which would currently represent less than 10% of the Company's sales, earnings and assets. These businesses have recently been placed under common, central management. This new combined plumbing and industrial components segment is comprised of the Company's plumbing hardware, advanced composite and industrial adhesive tape businesses.

      The Company's plumbing hardware business had disappointing results during the first quarter. Two significant long-term contracts were entered into by the plumbing hardware business during the first quarter, and these contracts have substantially increased this business' potential markets. However, the impact of these new contracts will not begin to be felt until the third quarter. A new management team has recently been put in place at the Company's advanced composite business, and this business is responding to the management change. The industrial adhesive tape business continued to perform well during the first quarter.

      Selling, general and administrative expenses, measured as a percentage of sales, were 11.9% during the current fiscal year's first quarter, as compared to 12.8% during the prior fiscal year's first quarter.

      Interest expense was $412,000 for the current fiscal year's first quarter, as compared to $599,000 during the prior fiscal year's first quarter. The Company elected to redeem it's 7 1/4% Convertible Debentures during the quarter. As a result, all but $17,000 principal amount of the Debentures outstanding at the beginning of the quarter were converted into the Company's common stock. The reduction in interest expense was the result of the reduction in the amount of Debentures outstanding during the quarter due to conversions. These conversions eliminated practically all of the Company's long-term debt. Investment income, which is included in other income, was $323,000 for the current quarter, compared to $249,000 in the prior year's first quarter. This 30% increase in investment income was primarily due to the increase in cash available for investment during the current quarter compared to the same period last year. Income of $139,000 arising from the mandatory revaluation of marketable securities was included in other income during the quarter. This resulted from the adoption of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", during this quarter. The Company's cash reserves continue to be invested primarily in short term taxable instruments and government securities.

      The Company's effective income tax rate for the current fiscal year's first quarter was 37%, compared to 36% for the prior fiscal year's first quarter.

      During the current fiscal year's first quarter, the Company's net earnings increased 311% to $3,670,000 from $892,000 during the prior fiscal year's first quarter. Primary earnings per share increased 255% to $.78 for the current year's first quarter from $.22 for the prior year's first quarter. Fully diluted earnings per share increased 209% for the current year's first quarter to $.68 from $.22 for the prior year's first quarter. This increase in net earnings is primarily attributable to the improved operating profit of the United States electronics operations. As a result of the call for redemption mentioned above, $32,835,000 of the Company's Debentures were converted into 1,586,184 shares of the Company's common stock during the first quarter. The remaining $17,000 of Debentures were repaid.

Liquidity and Capital Resources

      At May 29, 1994, the Company's cash and temporary investments amounted to $41,326,000, as compared to $38,053,000 at February 27, 1994, the end of the Company's last fiscal year. The increase in the Company's cash and investment position is attributable to several factors, including cash generated from operations. The Company's working capital position was $48,785,000 at May 29, 1994, as compared to $45,867,000 at February 27,
1994. The Company's current ratio, or the ratio of current assets to current liabilities, was 2.2 to 1 at May 29, 1994, compared to 2.1 to 1 at February 27, 1994.

      On April 5, 1994, the Company announced that it had elected to redeem its 7 1/4% Convertible Subordinated Debentures on May 31, 1994. The redemption price was $1,021.75, plus accrued interest through the redemption date, for each $1,000 principal amount. A $1,000 principal amount Debenture was convertible into 48.31 shares of the Company's common stock at any time prior to the close of business on May 27, 1994. $33,381,000 principal amount of Debentures were converted into 1,612,558 shares of the Company's common stock on or before May 27, 1994. The remaining $17,000 of Debentures were repaid on May 31, 1994, the redemption date. As a result, virtually all of the Company's long-term debt was eliminated, along with the debt service costs associated therewith.

      During the current fiscal year's first quarter, the Company generated $7,155,000 of funds from operations and expended $3,484,000 for the purchase of property, plant and equipment. The Company believes its financial resources will be sufficient, for the foreseeable future, to provide for continued investment in property, plant and equipment and for general corporate purposes. Such resources are also available for appropriate acquisitions and other expansions of the Company's business.

                            PARK ELECTROCHEMICAL CORP.
                                 AND SUBSIDIARIES




PART II.     OTHER INFORMATION


  Item 1.    Legal Proceedings.

             (a) There are no material pending legal proceedings to which the Company is a party or to which any of its properties is subject.

             (b) No material pending legal proceeding was terminated during the fiscal quarter ended May 29, 1994.

  Item 6.    Exhibits and Reports on Form 8-K.

             (a)  Exhibits:

                  No. 11:  Computation of Fully Diluted Earnings Per Common
                         Share.

             (b) There were no reports on Form 8-K filed during the fiscal quarter ended May 29, 1994.

                          PARK ELECTROCHEMICAL CORP.
                               AND SUBSIDIARIES



                                  SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            Park Electrochemical Corp.
                                            ---------------------------
                                                  (Registrant)




Date:  July 12, 1994                        /s/Jerry Shore
       -------------                        ---------------------------
                                                   Jerry Shore
                                             Chairman of the Board and
                                                     President




Date:  July 12, 1994                        /s/Allen Levine
       -------------                        ---------------------------
                                                   Allen Levine
                                                Vice President and
                                            Principal Financial Officer

                            PARK ELECTROCHEMICAL CORP.
                                 AND SUBSIDIARIES

                           Quarterly Report on Form 10-Q
                     for the fiscal quarter ended May 29, 1994





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

                                   EXHIBIT NO. 11


                             PARK ELECTROCHEMICAL CORP.
                                  AND SUBSIDIARIES

               COMPUTATION OF FULLY DILUTED EARNINGS PER COMMON SHARE
                  (Unaudited - in thousands, except per share data)

                                                               13 weeks ended
                                                                May 29, 1994
                                                               --------------
ADJUSTMENT OF NET EARNINGS:

   Net earnings before adjustment                                  $ 3,670

   Adjustments resulting from assumed conversion of 7 1/4% convertible subordinated debentures:

     Reduction of interest expenses and amortization
     of deferred debt financing costs                                  388

     Related tax effect of above                                      (136)
                                                                   --------
   Net earnings as adjusted                                        $ 3,922
                                                                   ========

ADJUSTMENT OF WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:

   Weighted average number of common shares
    outstanding                                                      4,708

   Additional shares assuming conversion of:

    Convertible Subordinated Debentures                                931

    Stock options                                                       93
                                                                   --------
   Adjusted weighted average number of common
    shares outstanding during the period                             5,732
                                                                   ========
   Earnings per share fully diluted                                $   .68*
                                                                   ========




*Calculation of fully diluted earnings per share for the 13 weeks ended May 29, 1994 assumes conversion of the Convertible Subordinated Debentures and Stock Options occurred at the beginning of the period.