Form 10-K/A
period 1994-02-27
PARK ELECTROCHEMICAL CORP
filed 1994-07-18
CIK 76267

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                            _______________

                              FORM 10-K/A
                           AMENDMENT No.1

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




ERNST & YOUNG


New York, New York
May 6, 1994



















                        CERTAIN INFORMATION


The financial statements and financial statement schedules for the fiscal year ended February 27, 1994 were audited by Ernst & Young, whose report dated May 6, 1994 appears in this Annual Report on Form 10-K, as amended by Amendment No. 1 thereto on Form 10-K/A. The financial statements and financial statement schedules for the two years in the period ended February 28, 1993 were audited by Deloitte & Touche, whose report dated May 7, 1993 except as to Note 16 as to which the date is October 8, 1993, expressed an unqualified opinion thereon and was previously filed with the Commission on October 12, 1993 with Amendment No. 1 on Form 10-K/A to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993. The Company is presently in a fee dispute with Deloitte & Touche and, as a consequence, Deloitte & Touche has refused to reissue their report on the financial statements and financial statement schedules for the two years in the period ended February 28, 1993. Deloitte & Touche has so refused, notwithstanding the fact that (a) Deloitte & Touche has expressed absolutely no doubt or concern about the correctness of such unqualified opinion, (b) the Company has offered to pay Deloitte & Touche their fee relating to their services to be performed in connection with the reissuance of such report, and (c) such fee dispute relates to a past unrelated matter. If the fee dispute were resolved, no assurance can be given that Deloitte & Touche would reissue such report or as to the content of any such reissued report.















































PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Shares and Per Share Amounts)

                                                   February 27,  February 28,
                                                       1994          1993
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                           $ 14,135      $  9,006
 Marketable securities (Note 2)                        23,918        23,762
 Accounts receivable, less allowance for
  doubtful accounts of $2,673 and $2,977,
  respectively                                         28,904        26,114
 Inventories (Note 3)                                  16,144        14,233
 Prepaid expenses and other current
  assets (Note 8)                                       2,738         1,853

     Total current assets                              85,839        74,968

PROPERTY, PLANT AND EQUIPMENT - At cost, less
 accumulated depreciation and amortization
 (Note 4)                                              51,398        50,478

OTHER ASSETS                                            3,513         3,563

TOTAL                                                $140,750      $129,009


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Bank loans payable (Note 5)                         $     78      $    120
 Accounts payable                                      24,443        19,226
 Accrued liabilities (Note 6)                          12,487         8,735
 Income taxes payable                                   2,964         1,076

     Total current liabilities                         39,972        29,157

LONG-TERM DEBT (Note 7)                                32,861        33,957

DEFERRED INCOME TAXES (Note 8)                          4,772         4,395

DEFERRED PENSION LIABILITY (Note 11)                    1,691           800

COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)

STOCKHOLDERS' EQUITY (Notes 9, 10 and 11):
 Preferred stock, $1 par value per share -
  authorized, 500,000 shares; issued, none                -             -
 Common stock, $.10 par value per share -
  authorized, 15,000,000 shares; issued,
  5,203,825 and 5,177,451 shares, respectively            520           518
 Additional paid-in capital                            17,965        17,250
 Retained earnings                                     57,098        50,312
 Currency translation adjustments                         177           109
 Pension liability adjustment                          (1,148)         (398)

                                                       74,612        67,791
 Less treasury stock, at cost, 1,150,642 and
  635,461 shares, respectively                        (13,158)       (7,091)

     Total stockholders' equity                        61,454        60,700

TOTAL                                                $140,750      $129,009

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





Item 14. Exhibits, Financial Statement                             Page
         Schedules, and Reports on Form 8-K.

        (a) Documents filed as a part of this report

           (1) Financial Statements:


               The following Consolidated Financial
               Statements of the Company are
               included in Part II, Item 8:

               Report of Ernst & Young,
               independent auditors                                    4

               Certain information                                     5

               Balance sheets                                          6

               Statements of earnings                                  7

               Statements of stockholders' equity                      8

               Statements of cash flows                                9

               Notes to consolidated financial
               statements (1-16)                                      10

           (2) Financial Statement Schedules:

               Schedule I - Marketable securities                     29

               Schedule V - Property, plant and equipment             30

               Schedule VI - Accumulated depreciation and
               amortization of property, plant and equipment          31

               Schedule VIII - Valuation and qualifying
               accounts                                               32

               Schedule IX - Short-term borrowings                    33

               Schedule X - Supplementary income
               statement information                                  34


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

4.02 Summary of Rights to Purchase Series A Preferred Stock of the Company. (Reference is made to Exhibit 4.02 of the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 1994, Commission File No. 1-4415, which exhibit is incorporated herein by reference.)

4.03 Rights Agreement, dated as of February 15, 1989, by and between the Company and Registrar and Transfer Company, relating to the
            Company's Preferred Stock Purchase Rights.    (Reference is made
            to Exhibit 4.03 of the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 1994, Commission File No. 1-4415, which exhibit is incorporated herein by reference.)

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

10.14(c) Amendment to Second Extension of Lease dated May 19, 1994 to Indenture of Lease dated November 1, 1984 between Dielectric Polymers, Inc. and Holyoke Supply Company, Inc. regarding real property located at 218 Race Street, Holyoke, Massachusetts. (Reference is made to Exhibit 10.14(c) of the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 1994, Commission File No. 1-4415, which is incorporated herein by reference.)

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

24.02       Consent of Ernst & Young.

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


Date:  July 15, 1994                      PARK ELECTROCHEMICAL CORP.



                                      By:     /s/ Brian E. Shore
                                               Brian E. Shore,
                                           Executive Vice President













































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
