Form 10-K/A
period 1994-02-27
PARK ELECTROCHEMICAL CORP
filed 1994-09-02
CIK 76267

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                            _______________

                              FORM 10-K/A
                           AMENDMENT No.2

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

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of
  Park Electrochemical Corp.
Lake Success, New York


We have audited the accompanying consolidated balance sheet of Park Electrochemical Corp. and subsidiaries as of February 28, 1993, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the two years in the period ended February 28, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits. We did not audit the financial statements relating to certain wholly-owned subsidiaries, which statements reflect total assets constituting 8.4% of consolidated total assets as of February 28, 1993, and total net sales constituting 9.8% and 10.1% of consolidated total net sales for the fiscal years ended February 28, 1993 and March 1, 1992, respectively. Such financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such subsidiaries, is based solely on the reports of such other auditors.

We conducted our audits in accordance with the generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Park Electrochemical Corp. and subsidiaries as of February 28, 1993 and the results of their operations and their cash flows for each of the two years in the period ended February 28, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 16, the accompanying consolidated financial statements for each of the two years in the period ended February 28, 1993 have been restated.


Deloitte & Touche LLP
May 7, 1993
(October 8, 1993 as to Note 16)

AUDITORS' REPORT




Board of Directors and Shareholders
Park Electrochemical Corp.
Lake Success, New York

We have audited the balance sheets of New England Laminates (UK) Limited (a wholly-owned United Kingdom subsidiary of Park Electrochemical Corp.) as of February 28, 1993 and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period ended February 28, 1993. These financial statements (which are not presented separately herein) are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of New England Laminates (UK) Limited as of February 28, 1993 and the results of its operations and its cash flows for each of the two years in the period ended February 28, 1993 in conformity with generally accepted accounting principles.




Arthur Andersen
Chartered Accountants and Registered Auditors
Manchester, England

May 1, 1993

AUDITORS' REPORT




Board of Directors and Shareholders
Park Electrochemical Corp.
Lake Success, New York

We have audited the balance sheets of Technocharge Limited (a wholly-owned United Kingdom subsidiary of Park Electrochemical Corp.) as of February 28, 1993 and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period ended February 28, 1993. These financial statements (which are not presented separately herein) are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Technocharge Limited as of February 28, 1993 and the results of its operations and its cash flows for each of the two years in the period ended February 28, 1993 in conformity with generally accepted accounting principles.




Arthur Andersen
Chartered Accountants and Registered Auditors
Manchester, England

May 1, 1993

AUDITORS' REPORT




Board of Directors and Shareholders
Park Electrochemical Corp.
Lake Success, New York

We have audited the balance sheets of Tweedbank P.C.B. Supplies Limited (a wholly-owned United Kingdom subsidiary of Park Electrochemical Corp.) as of February 28, 1993 and the related statements of operations, share-holders' deficit and cash flows for the year ended February 28, 1993 and the period ended March 1, 1992. These financial statements (which are not presented separately herein) are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Tweedbank P.C.B. Supplies Limited as of February 28, 1993 and the results of its operations and its cash flows for the year ended February 28, 1993 and the period ended March 1, 1992 in conformity with generally accepted accounting principles.




Arthur Andersen
Chartered Accountants and Registered Auditors
Manchester, England

May 1, 1993

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




                                      13


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

     On June 12, 1986, the Company issued $35,000,000 of principal amount 7.25% convertible subordinated debentures which mature on June 15, 2006 with interest payable semiannually on June 15 and December 15 of each year. The debentures are unsecured, subordinated to bank loans payable (Note 5) and other long-term debt and are convertible at any time prior to maturity into shares of the Company's common stock at $20.70 per share. The Company may redeem the debentures at specified prices, plus accrued interest, currently at 102.175% of principal value and declining to 100% on June 15, 1996. Beginning June 15, 1996, and on each June 15 through 2005, the Company is required to redeem 7.5% of the original principal amount, adjusted for any earlier redemptions, conversions or

                                      14
     open market purchases, to retire 75% of the debentures prior to maturity. The indenture contains a minimum net worth requirement and certain limitations regarding the payment of dividends and acquisitions of treasury shares. Underwriting discount and related costs incurred in connection with this financing amounted to $1,240,000.

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

                                          18
        The projected benefit obligation was determined using an assumed discount rate of 7% and 9% for fiscal years 1994 and 1993, respectively, and the assumed long-term rate of return on plan assets was 8% for both fiscal years. Projected wage increases are not applicable as benefits pursuant to the plans are based upon years of service without regard to levels of compensation.

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

13. BUSINESS SEGMENTS

    The Company has three major business segments: electronics, plumbing hardware and industrial components. The Company's electronic materials and circuitry products are marketed primarily to large computer and

                                      19
    electronics original equipment manufacturers ("OEMs") and to major independent printed circuit board manufacturers that are located throughout the United States, Canada, Europe and the Far East. The Company's plumbing hardware customers, substantially all of which are located in the United States, include OEMs, hardware and plumbing wholesalers and home improvement centers. The Company's industrial components customers, the majority of which are located in the United States, include OEMs, aerospace and defense manufacturers.

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


                                      20
    (1) Operating profit is comprised of total operating revenues, less costs and expenses other than interest expense, general corporate expense and income taxes.

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


                                          21

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









                                          22
                                   PART IV



Item 14. Exhibits, Financial Statement                             Page
         Schedules, and Reports on Form 8-K.

        (a) Documents filed as a part of this report

           (1) Financial Statements:

               The following Consolidated Financial
               Statements of the Company are
               included in Part II, Item 8:

               Report of Ernst & Young LLP,
               independent auditors                                    4

               Report of Deloitte & Touche LLP,
               independent auditors                                    5

               Reports of Arthur Andersen,
               independent auditors                                    6
               Certain information                                     5

               Balance sheets                                          9

               Statements of earnings                                 10

               Statements of stockholders' equity                     11

               Statements of cash flows                               12

               Notes to consolidated financial
               statements (1-16)                                      13

           (2) Financial Statement Schedules:

               Schedule I - Marketable securities                     32

               Schedule V - Property, plant and equipment             33

               Schedule VI - Accumulated depreciation and
               amortization of property, plant and equipment          34

               Schedule VIII - Valuation and qualifying
               accounts                                               35

               Schedule IX - Short-term borrowings                    36

               Schedule X - Supplementary income
               statement information                                  37


        All other schedules have been omitted because they are inapplicable or not required, or the information is included elsewhere in the financial statements or notes thereto.












                                     23
            (3)Exhibits:

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






                                     24

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

10.07(c) Amended and Restated Employment Agreement dated February 28, 1994 between Park and Jerry Shore. (Reference is made to Exhibit 10.07 (c) of the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 1994, Commission File No. 1-4415, which is incorporated herein by reference. This exhibit is a management contract or compensatory plan or arrangement.)

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

11.01 Computation of fully-diluted earnings per common share. (Reference is made to Exhibit 11.01 to the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 1994, Commission File No. 1-4415, which is incorporated herein by reference.)

22.01 Subsidiaries of the Company (Reference is made to Exhibit 22.01 to the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 1994, Commission File No. 1-4415, which is incorporated herein by reference.)

24.01 Consent of Ernst & Young dated May 25, 1994 (previously filed with the Form 10-K)

24.02 Consent of Ernst & Young dated July 15, 1994 (previously filed with Amendment No. 1 on Form 10-K/A to the Form 10-K)

24.03       Consent of Ernst & Young LLP

24.04       Consent of Deloitte & Touche LLP

24.05       Consent of Arthur Andersen

       (b) Reports on Form 8-K filed during the fiscal quarter ended February 27, 1994

            (1)  Current report on Form 8-K, dated January 18, 1994

            (2) Amendment No. 1 on Form 8-K/A to the Company's current report on Form 8-K, dated January 18, 1994

                                 SIGNATURES



       Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  September 1, 1994                  PARK ELECTROCHEMICAL CORP.



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







(A) Average amount outstanding during the period is computed by dividing the total of monthly outstanding principal balances by the number of months in the period

(B) Weighted average interest rate for the year is computed by dividing the actual short-term interest expense by the average short-term debt outstanding











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


























                                         37







                  =================================================




                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549


                                  _________________



                                      EXHIBITS

                                     filed with

                                     FORM 10-K/A

                                   AMENDMENT NO. 2

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended February 27, 1994


                                 ___________________



                             PARK ELECTROCHEMICAL CORP.







                  =================================================























                                         38


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




                                     39
Exhibit
Number                               Description

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

                                     40
Exhibit
Number                               Description

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

10.07(c) Amended and Restated Employment Agreement dated February 28, 1994 between Park and Jerry Shore. (Reference is made to Exhibit 10.07(c) of the Company's Annual Report on Form 10-K for the fiscal year ended Feburary 27, 1994, Commission File No. 1-4415, which is incorporated herein by reference. This exhibit is a management contract or compensatory plan or arrangement.)

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





                                     41

Exhibit
Number                               Description

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







                                     42

Exhibit
Number                               Description

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








                                     43
Exhibit
Number                               Description

10.18 Tenancy Agreement dated October 8, 1992 between Nelco Products Pte. Ltd. and Jurong Town Corporation regarding real property located at 36 Gul Lane, Jurong Town, Singapore. (Reference is made to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by reference.)

11.01 Computation of fully-diluted earnings per common share. (Reference is made to Exhibit 11.01 of the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 1994, Commission File No. 1-4415, which is incorporated herein by reference.)

22.01       Subsidiaries of the Company.  (Reference is made to Exhibit
            22.01 of the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 1994, Commission File No. 1-4415, which is incorporated herein by reference.)


24.01 Consent of Ernst & Young dated May 25, 1994 (previously filed with the Form 10-K)

24.02 Consent of Ernst & Young dated July 15, 1994 (previously filed with Amendment No. 1 on Form 10-K/A to the Form 10-K)

24.03       Consent of Ernst & Young LLP

24.04       Consent of Deloitte & Touche LLP

24.05       Consent of Arthur Andersen

                                EXHIBIT 24.03

INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in the Registration Statements Nos. 33-3777, 33-16650 and 33-63956 on Form S-8 of our report dated May 6, 1994, with respect to the consolidated financial statements and schedules of Park Electrochemical Corp. included in Amendment No. 2 on Form 10-K/A to the Annual Report on Form 10-K of Park Electrochemical Corp. for the fiscal year ended February 27, 1994.



Ernst & Young LLP


New York, New York
September 1, 1994

                               EXHIBIT 24.04

INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in the Registration Statements Nos. 33-3777, 33-16650 and 33-63956 of Park Electrochemical Corp. on Form S-8 of our report dated May 7, 1993 (October 8, 1993 as to
Note 16)(which contains an explanatory paragraph relating to a restatement) appearing in this Amendment No. 2 on Form 10-K/A to the Annual Report on Form 10-K of Park Electrochemical Corp. for the fiscal year ended February 27, 1994.



Deloitte & Touche LLP


New York, New York
August 24, 1994

                               EXHIBIT 24.05

INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in the Registration Statements Nos. 33-3777, 33-16650 and 33-63956 on Form S-8 of Park Electrochemical Corp. (the "Company") of our reports dated May 1, 1993 relating to the financial statements of New England Laminates (UK) Limited, Technocharge Limited and Tweedbank PCB Supplies Limited, wholly owned subsidiaries of the Company, which reports are contained in this Amendment No. 2 on Form 10-K/A to the Annual Report on Form 10-K of the Company for the fiscal year ended February 27, 1994.



Arthur Andersen
Chartered Accountants and Registered Auditor
Manchester, England
30 August, 1994