Form 10-Q
period 1994-08-28
PARK ELECTROCHEMICAL CORP
filed 1994-10-11
CIK 76267

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             F O R M  10-Q


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 28, 1994

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ___________________

                    Commission file number      1-4415

                          PARK ELECTROCHEMICAL CORP.
          ----------------------------------------------------------
          (Exact name of registrant as specified in its charter)

          New York                                  11-1734643
- - -------------------------------                --------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification No.)

   5 Dakota Drive, Lake Success, N.Y.                       11042
- - -------------------------------------                     ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code  (516) 354-4100

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


                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,685,082 as of September 30, 1994.

                          PARK ELECTROCHEMICAL CORP.
                               AND SUBSIDIARIES



                                   I N D E X


                                                               Page
                                                              Number

PART I.     FINANCIAL INFORMATION:

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
             August 28, 1994 (Unaudited) and
             February 27, 1994 .............................     3

            Consolidated Statements of Earnings
             13 weeks and 26 weeks ended August 28, 1994
             and August 29, 1993 (Unaudited)................     4

            Consolidated Statements of Cash Flows
             26 weeks ended August 28, 1994 and August 29,
             1993 (Unaudited)...............................     5


            Notes to Condensed Consolidated Financial
             Statements (Unaudited) .......................      6

   Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations ...................................      8


PART II.    OTHER INFORMATION:

   Item 1.  Legal Proceedings ..............................     10

   Item 4.  Submission of Matters to a Vote of Security
            Holders.........................................     10

   Item 6.  Exhibits and Reports on Form 8-K ...............     10


SIGNATURES  .................................................    11

                         PARK ELECTROCHEMICAL CORP.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands)
                                                 August 28,     February 27,
                                                    1994            1994
ASSETS                                           (Unaudited)            *

    Cash and cash equivalents                       $ 22,370         $ 14,135

    Marketable securities                             17,944           23,918

    Accounts receivable, net                          27,904           28,904

    Inventories (Note 2)                              18,037           16,144

    Prepaid expenses & other current assets            3,713            2,738
                                                    --------          -------
       TOTAL CURRENT ASSETS                           89,968           85,839

    Property, plant and equipment, net                55,267           51,398

    Other assets (Note 3)                              2,228            3,513
                                                    --------         --------
                                                    $147,463         $140,750
                                                    ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

    Bank loans payable                              $    -           $     78

    Accounts payable                                  24,495           24,443

    Accrued liabilities                               12,046           12,487

    Income taxes payable                               2,547            2,964
                                                    --------         --------
       TOTAL CURRENT LIABILITIES                      39,088           39,972

  Long-term debt (Note 3)                                  9           32,861

    Deferred income taxes                              4,716            4,772

    Deferred pension liability                         1,691            1,691

    Stockholders' Equity: (Note 3)
     Common stock                                        679              520
     Other stockholders' equity                      101,280           60,934
                                                    --------         --------
       TOTAL STOCKHOLDERS' EQUITY                    101,959           61,454
                                                    --------         --------
                                                    $147,463         $140,750
                                                    ========         ========

*The Balance Sheet at February 27, 1994 has been taken from the audited financial statements at that date, and condensed.



                         PARK ELECTROCHEMICAL CORP.
                             AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF EARNINGS
               (Unaudited - in thousands, except per share data)

                                  13 weeks ended          26 weeks ended
                             August 28,   August 29,   August 28,   August 29,
                                1994         1993         1994         1993

Net sales                     $58,795      $47,318     $121,564      $ 96,547
                              --------     --------    ---------     ---------
Costs and expenses:
 Cost of sales                 46,275       38,416       95,797        79,614
 Selling, general and
  administrative                6,941        6,193       14,412        12,474
                              --------     --------    ---------     ---------
Total costs and expenses       53,216       44,609      110,209        92,088
                                --------     --------    ---------     ---------
Operating profit                5,579        2,709       11,355         4,459
                              --------     --------    ---------     ---------
Other income (expense):
 Interest expense                 -           (641)        (412)       (1,240)
 Other income, net                382          312          844           561
                              --------     --------    ---------     ---------

Total other income (expense)      382         (329)         432          (679)
                              --------     --------     --------      --------

Earnings before income tax
 provision                      5,961        2,380       11,787         3,780

Income tax provision            2,205          792        4,361         1,300
                              --------     --------     --------      --------

NET EARNINGS                  $ 3,756      $ 1,588      $ 7,426       $ 2,480
                              ========     ========     ========      ========


Net earnings per common share:
 Primary                      $   .66      $   .40      $  1.44       $   .62
 Fully Diluted                $   .65      $   .35      $  1.33       $   .58

Dividends per common share    $   .08      $   .08      $   .16       $   .16


Weighted average number of
common shares outstanding:
 Primary                        5,672        3,983        5,156         3,992
 Fully Diluted                  5,772        5,728        5,756         5,727




                              PARK ELECTROCHEMICAL CORP.
                                   AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited - in thousands)
                                                          26 weeks ended
                                                     August 28,    August 29,
                                                        1994          1993

NET CASH PROVIDED BY OPERATING ACTIVITIES:            $ 10,351      $  7,842
                                                      ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and
  equipment, net                                        (7,461)       (2,946)
 Purchases of marketable securities                     (9,997)      (99,066)
 Proceeds from sales of marketable
  securities                                            15,841       105,079
                                                      ---------     ---------
  Net cash (used in) provided by
   investing activities                                 (1,617)        3,067
                                                      ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (payment) proceeds from short term debt               (63)          274
 Repayments of long-term borrowing                         (19)          (10)
 Dividends paid                                           (859)         (637)
 Purchase of treasury stock                                -          (6,566)
 Proceeds from exercise of stock options                   611           -
 Debt conversion costs                                    (100)          -
                                                      ---------     ---------
  Net cash used in financing activities                   (430)       (6,939)
                                                      ---------     ---------


INCREASE IN CASH AND CASH EQUIVALENTS
 BEFORE EXCHANGE RATE CHANGES                            8,304         3,970
EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS                                      (69)          (22)
                                                      ---------      --------
INCREASE IN CASH AND CASH EQUIVALENTS                    8,235         3,948
CASH AND CASH EQUIVALENTS BEGINNING OF
 PERIOD                                                 14,135         9,006
                                                      ---------     ---------
CASH AND CASH EQUIVALENTS END OF PERIOD               $ 22,370      $ 12,954
                                                      =========     =========


SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                          $     25      $  1,217
    Income taxes                                      $  4,747      $    769


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

                          PARK ELECTROCHEMICAL CORP.
                               AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      The condensed consolidated balance sheet as of August 28, 1994, the consolidated statements of earnings for the 13 weeks and 26 weeks ended August 28, 1994 and August 29, 1993, and the consolidated statements of cash flows for the 26 week periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at August 28, 1994, and the results of operations and cash flows for all periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K/A Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended February 27, 1994.


2.   INVENTORIES

     Inventories consist of the following:
                                                   (In thousands)
                                            August 28,       February 27,
                                               1994              1994
                                           -----------       ------------
      Raw materials                          $ 6,499           $ 4,727
      Work-in-process                          3,285             3,479
      Finished goods                           7,849             7,581
      Manufacturing supplies                     404               357
                                             -------           -------
                                             $18,037           $16,144
                                             =======           =======

3.   LONG-TERM DEBT

                                                   (In thousands)
                                            August 28,       February 27,
                                               1994              1994
                                           -----------      -------------
     7.25% Convertible Subordinated
      Debentures                               $  -              $32,852
     Other                                       12                   71
                                               ----              -------
                                                 12               32,923
     Less current portion (included
      in accrued liabilities)                     3                   62
                                               ----              -------
                                               $  9              $32,861
                                               ====              =======

     On June 12, 1986, the Company issued $35,000,000 principal amount of 7.25% Convertible Subordinated Debentures maturing on June 15, 2006 with interest payable semiannually on June 15 and December 15 of each year.
     The Debentures were unsecured, subordinated to bank loans payable and other long-term debt and were convertible at any time prior to maturity, or earlier redemption, into shares of the Company's common stock at $20.70 per share. The Company had the option to redeem the Debentures at specified prices, plus accrued interest. On April 5, 1994, the Company announced that it had elected to redeem the Debentures on May 31, 1994. (Prior to that announcement, during the 1991 fiscal year, the Company had repurchased, in the open market, an aggregate of $1,602,000 principal amount of Debentures.) Including conversions prior to the call for redemption, $33,381,000 principal amount of Debentures were converted into 1,612,558 shares of the Company's common stock. The remaining $17,000 principal amount of Debentures not converted into common stock were redeemed on May 31, 1994. The $720,000 unamortized balance of deferred issuance costs incurred in connection with this financing was transferred from other assets to additional paid-in capital.

     As a result of the conversion and redemption of the Debentures, virtually all of the Company's long-term debt and associated interest expense has been eliminated. Furthermore, $515,000 (net of taxes) of accrued interest expense and costs related to the conversion of these Debentures has been reclassified to additional paid-in capital during the current fiscal year's first quarter.

4.   SUPPLEMENTARY EARNINGS PER SHARE DATA

     During the quarter ended May 29, 1994, the Company issued 1,586,184 shares of its common stock upon the conversion of $32,835,000 principal amount Debentures. Supplementary earnings per share for the 13 weeks and 26 weeks ended August 28, 1994 of $0.66 and $1.36 per share, respectively, reflect the earnings per share that would have resulted if the conversion of these shares had occurred at the beginning of the fiscal year.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

     During the Company's current fiscal year's second quarter ended August 28, 1994, sales increased 24% to $58,795,000 from $47,318,000 during last year's second quarter. In addition, operating profit increased 106% to $5,579,000 for the current fiscal year's second quarter from $2,709,000 for last year's second quarter. During the current fiscal year's second quarter, the Company's electronics segment accounted for $50,805,000 of its sales or 86% of the Company's total sales worldwide. Electronics sales increased by 23% during this fiscal year's second quarter from last year's second quarter electronics sales of $41,374,000. The Company's foreign operations, which are dedicated almost exclusively to the electronics segment, accounted for $13,811,000 in sales or 23% of total sales worldwide during the second quarter. Foreign sales during this fiscal year's second quarter increased 30% from last year's second quarter foreign sales of $10,664,000. Fiscal second quarter sales by the plumbing and industrial component segment increased 34% to $7,990,000 from $5,944,000 during last year's second quarter.

     The gross margin percentage for the Company's worldwide operations was 21.3% for the current fiscal year's second quarter as compared to 18.8% for the prior year's second quarter.

     The results for the second quarter improved due principally to the performance of the Company's United States based electronics operations as described below.

     The performance of the electronics segment continued its trend of improvement during the second quarter of the current fiscal year, predominantly as the result of the strength of the Company's United States based electronics operations. This improvement continues to be attributable to increased sales volumes and enhanced manufacturing efficiencies. Downward pricing pressure persists worldwide due to the competitive market environment, and has shown no signs of abatement. The performance of the Company's European electronics operations continues to suffer as the result of the weakness of the European printed circuit industry. Although still weak, there have been some signs of a slight improvement in the European markets served by the Company's European operations during the second quarter of the current year. The facility expansion of the Company's Far East based electronics operation is expected to be completed during the current year.

     The Company's plumbing and industrial component segment continued to underperform in the second quarter, largely due to the poor results of the plumbing hardware business. However, the plumbing hardware business started to improve towards the end of the second quarter. The Company's advanced composite business has continued its trend of improved results under it's new management team. The Company's industrial adhesive tape business performed well during the second quarter.

     Selling, general and administrative expenses, measured as a percentage of sales, were 11.8% during the current fiscal year's second quarter as compared to 13.1% during the same period in the prior year.

     Virtually no interest expense was incurred during the current fiscal year's second quarter, as compared to $641,000 during the prior fiscal year's second quarter. During the first quarter of the current year the Company elected to call it's 7 1/4% Convertible Debentures for redemption. As a result of this call for redemption, nearly all of the Debentures outstanding at the beginning of the fiscal year were converted into the Company's common stock during the first quarter. This eliminated practically all of the Company's long-term debt and the related debt service costs. The prior year interest expenses represented the interest payments made by the Company on its Convertible Debentures and, to a lesser extent, on the loans carried by certain of the Company's foreign subsidiaries. Other income, which consists principally of investment income, increased 22% to $382,000 for the current fiscal year's second quarter from $312,000 for the prior fiscal year's second quarter. The increase in investment income is attributable to the fact that the Company had a greater amount of funds available for investment during the current year's second quarter than during the prior year's second quarter.
The Company's cash reserves continue to be invested primarily in short term taxable instruments and government securities.

     The Company's effective income tax rate for the current fiscal year's second quarter was 37%, as compared to 33% during the prior fiscal year's second quarter. This increase is primarily due to the reduction of benefits from favorable foreign tax rate differentials.

     During the current fiscal year's second quarter, the Company's net earnings increased 137% to $3,756,000 from $1,588,000 during the prior fiscal year's second quarter. Primary earnings per share increased to $.66 for the current year's second quarter from $.40 for the prior year's second quarter, and fully diluted earnings per share increased to $.65 for the current year's second quarter from $.35 for the comparable prior period. This increase in net earnings was attributable to the increase in operating profit. The primary earnings per share calculation for the current year's second quarter reflects the issuance, by the Company, of 1,586,184 shares of its common stock during the current fiscal year's first quarter as a result of the conversion of the Debentures discussed above.

Liquidity and Capital Resources

     At August 28, 1994, the Company's cash and temporary investments amounted to $40,314,000, as compared to $38,053,000 at February 27, 1994, the end of the Company's last fiscal year. The increase in the Company's cash and investment position is attributable to several factors, including cash generated from operations. The Company's working capital position was $50,880,000 at August 28, 1994 as compared to $45,867,000 at February 27,
1994. The Company's current ratio, or the ratio of current assets to current liabilities, was 2.3 to 1 at August 28, 1994 as compared to 2.1 to 1 at February 27, 1994.

     During the current fiscal year's first six months, the Company generated $10,351,000 of funds from operations and expended $7,461,000 for the purchase of property, plant and equipment. On April 5, 1994, the Company announced that it had elected to redeem its 7 1/4% Convertible Subordinated Debentures on May 31, 1994. As a result of the call for redemption, $32,835,000 principal amount of Debentures were converted into 1,586,184 shares of the Company's common stock. The conversion of these Debentures eliminated virtually all of the Company's long-term debt, along with the debt service costs associated therewith. The Company believes its financial resources will be sufficient, for the foreseeable future, to provide for continued investment in property, plant and equipment and for general corporate purposes. Such resources are also available for appropriate acquisitions and other expansions of the Company's business.

                          PARK ELECTROCHEMICAL CORP.
                               AND SUBSIDIARIES



PART II.     OTHER INFORMATION

  Item 1.    Legal Proceedings.

             (a) There are no material pending legal proceedings
                 to which the Company is a party or to which any of its properties is subject.

             (b) No material pending legal proceeding was
                 terminated during the fiscal quarter ended
                 August 28, 1994.

  Item 4.    Submission of Matters to a Vote of Security Holders.

             At the annual meeting of shareholders held on July
             12, 1994:

             (a) the persons elected as directors of the Company
                 and the voting for such persons were as follows:

                                                        Authority
                Name                  Votes For         Withheld
            -------------             ---------         ---------
            Anthony Chiesa            4,987,824            2,264
            Lloyd Frank               4,986,824            3,264
            Norman M. Schneider       4,987,424            2,664
            Brian E. Shore            4,952,366           37,722
            Jerry Shore               4,953,586           36,502
            E. Philip Smoot           4,953,654           36,434



  Item 6.    Exhibits and Reports on Form 8-K.

             (a) Exhibits:

                 No. 11:  Computation of Fully Diluted Earnings
                 Per Common Share.

             (b) There were no reports on Form 8-K filed during the
                 fiscal quarter ended August 28, 1994.

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




Date:    October 11, 1994                      /s/Jerry Shore
         ----------------                    -------------------------
                                                   Jerry Shore
                                             Chairman of the Board and
                                                     President




Date:    October 11, 1994                       /s/Allen Levine
         ----------------                    -------------------------
                                                   Allen Levine
                                                Vice President and
                                             Principal Financial Officer

                           PARK ELECTROCHEMICAL CORP.
                                AND SUBSIDIARIES

                          Quarterly Report on Form 10-Q
                  for the fiscal quarter ended August 28, 1994





Exhibit No.        Name                                               Page

   11              Computation of fully diluted                        13
                   earnings per common share

                                                                  EXHIBIT NO. 11

                           PARK ELECTROCHEMICAL CORP.
                                AND SUBSIDIARIES

             COMPUTATION OF FULLY DILUTED EARNINGS PER COMMON SHARE
               (Unaudited - in thousands, except per share data)

                                             13 weeks ended     26 weeks ended
                                             August 28, 1994    August 28, 1994
                                             _______________    _______________

ADJUSTMENT OF NET EARNINGS:

  Net earnings before adjustment                    $3,756             $7,426

  Adjustments resulting from assumed
   conversion of 7 1/4% Convertible
   Subordinated Debentures:

     Reduction of interest expenses and
     amortization of deferred debt
     financing costs                                  -                   389

     Related tax effect of above                      -                  (136)
                                                   -------             -------
  Net earnings as adjusted                          $3,756             $7,679
                                                   =======             =======


ADJUSTMENT OF WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING:

  Weighted average number of common shares
   outstanding                                       5,672              5,156

  Additional shares assuming conversion of:

   Convertible Subordinated Debentures                 -                  504

   Stock Options                                       100                 96
                                                   -------             -------
  Adjusted weighted average number of common
   shares outstanding during the period              5,772              5,756
                                                   =======             =======


  Earnings per share fully diluted                  $  .65             $ 1.33
                                                   =======             =======

