Form 10-Q
period 1994-11-27
PARK ELECTROCHEMICAL CORP
filed 1995-01-10
CIK 76267

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             F O R M  10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 1994
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,712,976 as of December 30, 1994.

                        PARK ELECTROCHEMICAL CORP.
                             AND SUBSIDIARIES



                                 I N D E X


                                                               Page
                                                              Number

PART I.     FINANCIAL INFORMATION:

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
             November 27, 1994 (Unaudited) and
             February 27, 1994..............................     3

            Consolidated Statements of Earnings
             13 weeks and 39 weeks ended November 27, 1994
             (Unaudited) and November 28, 1993 (Unaudited)..     4

            Consolidated Statements of Cash Flows
             39 weeks ended November 27, 1994 (Unaudited)
             and November 28, 1993 (Unaudited)                   5

            Notes to Condensed Consolidated Financial
             Statements (Unaudited) .......................      6

   Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations ...................................      8


PART II.    OTHER INFORMATION:

   Item 1.  Legal Proceedings ..............................     10

   Item 6.  Exhibits and Reports on Form 8-K ...............     10


SIGNATURES  .................................................    11

                         PARK ELECTROCHEMICAL CORP.
                             AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                               (in thousands)
                                                November 27,     February 27,
                                                    1994             1994
ASSETS                                           (Unaudited)           *
  Cash and cash equivalents                       $ 30,361         $ 14,135

  Marketable securities                             15,885           23,918

  Accounts receivable, net                          29,442           28,904

  Inventories (Note 2)                              18,693           16,144

  Prepaid expenses & other current assets            3,248            2,738
                                                  --------          -------
     TOTAL CURRENT ASSETS                           97,629           85,839

  Property, plant and equipment, net                56,616           51,398

  Other assets (Note 3)                              2,445            3,513
                                                  --------         --------
                                                  $156,690         $140,750
                                                  ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Bank loans payable                              $     10         $     78

  Accounts payable                                  26,644           24,443

  Accrued liabilities                               14,027           12,487

  Income taxes payable                               2,765            2,964
                                                  --------         --------
     TOTAL CURRENT LIABILITIES                      43,446           39,972

  Long-term debt (Note 3)                                9           32,861

  Deferred income taxes                              5,328            4,772

  Deferred pension liability                         1,691            1,691

  Stockholders' Equity: (Note 3)
   Common stock                                        679              520
   Other stockholders' equity                      105,537           60,934
                                                  --------         --------
     TOTAL STOCKHOLDERS' EQUITY                    106,216           61,454
                                                  --------         --------
                                                  $156,690         $140,750
                                                  ========         ========

*The Balance Sheet at February 27, 1994 has been taken from the audited financial statements at that date, and condensed.

                         PARK ELECTROCHEMICAL CORP.
                             AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
               (Unaudited - in thousands, except per share data)


                                  13 weeks ended          39 weeks ended
                             November 27, November 28, November 27, November 28,
                                1994         1993         1994         1993
Net sales                     $64,834      $54,063      $186,398     $150,610
                              --------     --------     ---------    ---------
Costs and expenses:
 Cost of sales                 50,060       43,685      145,857       123,299
 Selling, general and
  administrative                7,564        6,591       21,976        19,065
                              --------     --------    ---------     ---------
Total costs and expenses       57,624       50,276      167,833       142,364
                              --------     --------    ---------     ---------
Operating profit                7,210        3,787       18,565         8,246
                              --------     --------    ---------     ---------
Other income (expense):
 Interest expense                  (5)        (606)        (417)       (1,846)
 Other income, net                381          225        1,225           786
                              --------     --------    ---------     ---------

Total other income (expense)      376         (381)         808        (1,060)
                              --------     --------     --------      --------

Earnings before income tax
 provision                      7,586        3,406       19,373         7,186

Income tax provision            2,807        1,229        7,168         2,529
                              --------     --------     --------      --------

NET EARNINGS                  $ 4,779      $ 2,177      $12,205       $ 4,657
                              ========     ========     ========      ========


Net earnings per common share:
 Primary                      $   .84      $   .55      $  2.29       $  1.17
 Fully Diluted                $   .82      $   .45      $  2.16       $  1.03

Dividends per common share    $   .12      $   .08      $   .28       $   .24


Weighted average number of
common shares outstanding:
 Primary                        5,687        3,983        5,333         3,989
 Fully Diluted                  5,829        5,728        5,780         5,727



                              PARK ELECTROCHEMICAL CORP.
                                   AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited - in thousands)
                                                          39 weeks ended
                                                     November 27,  November 28,
                                                        1994          1993

NET CASH PROVIDED BY OPERATING ACTIVITIES:            $ 20,151      $ 15,699
                                                      ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and
  equipment, net                                       (10,787)       (5,462)
 Purchases of marketable securities                    (11,018)     (172,713)
 Proceeds from sales of marketable
  securities                                            19,034       174,547
                                                      ---------     ---------
  Net cash used in investing activities                 (2,771)       (3,628)
                                                      ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds of borrowings                                    -             491
 Repayment of bank loans                                   (72)          -
 Repayments of long-term borrowing                         (21)          (12)
 Dividends paid                                         (1,541)         (956)
 Purchase of treasury stock                                -          (6,566)
 Proceeds from exercise of stock options                   638           -
 Debt conversion costs                                    (100)          -
                                                       ---------     ---------
  Net cash used in financing activities                 (1,096)       (7,043)
                                                      ---------     ---------

INCREASE IN CASH AND CASH EQUIVALENTS
 BEFORE EXCHANGE RATE CHANGES                           16,284         5,028
EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS                                      (58)           33
                                                     ---------      --------
INCREASE IN CASH AND CASH EQUIVALENTS                   16,226         5,061
CASH AND CASH EQUIVALENTS BEGINNING OF
 PERIOD                                                 14,135         9,006
                                                      ---------     ---------
CASH AND CASH EQUIVALENTS END OF PERIOD               $ 30,361      $ 14,067
                                                      =========     =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                          $     28      $  1,217
    Income taxes                                      $  6,992      $  1,984

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
During the quarter ended May 29, 1994 the Company issued 1,586,184 shares of Common Stock upon the conversion of $32,835,000 principal amount of Debentures.

                          PARK ELECTROCHEMICAL CORP.
                               AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      The condensed consolidated balance sheet as of November 27, 1994, the consolidated statements of earnings for the 13 weeks and 39 weeks ended November 27, 1994 and November 28, 1993, and the consolidated statements of cash flows for the 39 week periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at November 27, 1994, and the results of operations and cash flows for all periods presented have been made.

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

2.   INVENTORIES

     Inventories consist of the following:
                                                   (In thousands)
                                          November 27,       February 27,
                                               1994              1994
                                          ------------       ------------
      Raw materials                          $ 6,963           $ 4,727
      Work-in-process                          3,298             3,479
      Finished goods                           8,014             7,581
      Manufacturing supplies                     418               357
                                             -------           -------
                                             $18,693           $16,144
                                             =======           =======

3.   LONG-TERM DEBT

                                                   (In thousands)
                                          November 27,       February 27,
                                               1994              1994
                                          ------------      -------------
     7.25% Convertible Subordinated
      Debentures                               $  -              $32,852
     Other                                       10                   71
                                               ----              -------
                                                 10               32,923
     Less current portion (included
      in accrued liabilities)                     1                   62
                                               ----              -------
                                               $  9              $32,861
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

4.   SUPPLEMENTARY EARNINGS PER SHARE DATA

     During the quarter ended May 29, 1994, the Company issued 1,586,184 shares of its common stock upon the conversion of $32,835,000 principal amount Debentures. Supplementary earnings per share for the 13 weeks and 39 weeks ended November 27, 1994 of $0.84 and $2.20 per share, respectively, reflect the earnings per share that would have resulted if the conversion of these shares had occurred at the beginning of the fiscal year.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

Results of Operations
      During the Company's current fiscal year's third quarter ended November 27, 1994, sales increased 20% to $64,834,000 from $54,063,000 during last year's third quarter. Sales for the nine month period ended November 27, 1994 increased 24% to $186,398,000 from $150,610,000 for last fiscal year's comparable period. Operating profits increased 90% to $7,210,000 for the current fiscal year's third quarter from $3,787,000 for last year's third quarter. During the nine month period ended November 27, 1994, operating profit increased 125% to $18,565,000 from $8,246,000 during last year's comparable period. During the current year's third quarter, the Company's electronics segment accounted for $55,855,000 in sales or 86% of the Company's total sales worldwide. The Company's foreign operations, which are dedicated almost exclusively to the electronics segment, accounted for $15,613,000 in sales or 24% of total sales worldwide during this quarter. Foreign sales during this year's third quarter increased 31% from last year's third quarter's foreign sales of $11,927,000. Fiscal third quarter sales of the plumbing and industrial component segment increased by 43% to $8,979,000 from $6,299,000 during last year's third quarter.

      The gross margin percentage for the Company's worldwide operations was 22.8% during the current fiscal year's third quarter, as compared to last year's third quarter gross margin percentage of 19.2%. The gross margin percentage for the current fiscal year's first nine months was 21.7%, as compared to 18.1% for last year's comparable period.

      The improvement in the results for the third quarter was principally attributable to the improvement in the operating performance of the Company's electronics segment.

      The Company's United States based electronics operations performed well during the quarter due to increased volumes and market share, improved manufacturing and operating efficiencies, and focused product and technical innovation. The European sophisticated printed circuit materials industry, which is served by the Company's European electronics operations, has begun to show signs of improvement. As a result of this improvement in the European market, the results of the Company's European electronics operations have improved to a small degree, but are still less than satisfactory. The Company's Far East based electronics operation has recently installed additional capacity in order to better serve that region, where electronic industry growth is strong.

      The performance of the Company's plumbing and industrial component segment, which consists of the Company's plumbing hardware, advanced composite and industrial adhesive tape businesses, improved during the third quarter of the current year compared to the same period last year. The Company's industrial adhesive tape business performed reasonably well during the period. The plumbing hardware and advanced composite businesses did improve during the third quarter, but are still underperforming.

      Selling, general and administrative expenses, measured as a percentage of sales, were 11.7% during the current fiscal year's third quarter, as compared to 12.2% during the prior year's third quarter. Selling, general and administrative expenses were 11.8% during the current year's first nine month period, as compared to 12.7% during last year's comparable period.

      Interest expense for the current fiscal year's third quarter was $5,000 as compared to $606,000 during the prior fiscal year's third quarter. During the nine month period ended November 27, 1994, interest expense decreased 77% to $417,000 from $1,846,000 during last year's comparable period. During the first quarter of the current year the Company elected to call its 7 1/4% Convertible Debentures for redemption. As a result of this call for redemption, nearly all of the Debentures outstanding at the beginning of the year were converted into the Company's common stock during the first quarter. This redemption eliminated practically all of the Company's long-term debt and the interest expense associated with this debt. The prior year's interest expense related primarily to the Convertible Debentures and, to a lesser extent, to loans carried by certain of the Company's foreign subsidiaries. Other income, principally investment income, increased 69% to $381,000 for the current year's third quarter from $225,000 for the prior year's third quarter. Other income during the nine months ended November 27, 1994 increased by 56% to $1,225,000 from $786,000 during last year's comparable period. The increase in other income is attributable to the increase in cash available for investment during the quarter and nine month period ended November 27, 1994. The Company's cash reserves continued to be invested primarily in short term taxable instruments and government securities.

      During the current fiscal year's third quarter, the Company's net earnings increased to $4,779,000 from $2,177,000 during the prior year's third quarter. Primary and fully diluted earnings per share increased to $.84 and $.82, respectively, for the current year's third quarter from the prior year's third quarter earnings per share of $.55 primary and $.45 fully diluted. During the nine month period ended November 27, 1994, the Company's net earnings increased to $12,205,000 from $4,657,000 during last year's first nine months. Primary and fully diluted earnings per share increased to $2.29 and $2.16 respectively for the current year's first nine months from $1.17 and $1.03 respectively, for primary and fully diluted earnings per share during last year's first nine months. This increase in earnings is primarily attributable to the increase in the operating profits.

Liquidity and Capital Resources

      At November 27, 1994, the Company's cash and temporary investments amounted to $46,246,000, as compared to $38,053,000 at February 27, 1994, the end of the Company's last fiscal year. The increase in the Company's cash and investment position was attributable to several factors, including cash generated from operations. The Company's working capital position was $54,183,000 at November 27, 1994 as compared to $45,867,000 at February 27, 1994.
The Company's current ratio, or the ratio of current assets to current liabilities, was 2.2 to 1 at November 27, 1994 as compared to 2.1 to 1 at February 27, 1994.

      During the current fiscal year's first nine months, the Company generated $20,151,000 of funds from operations and expended $10,787,000 for the purchase of property, plant and equipment. The Company believes its financial resources will be sufficient, for the foreseeable future, to provide for continued investment in property, plant and equipment and for general corporate purposes. Such resources are also available for appropriate acquisitions and other expansions of the Company's business.

                          PARK ELECTROCHEMICAL CORP.
                               AND SUBSIDIARIES



PART II.     OTHER INFORMATION

  Item 1.    Legal Proceedings.

             (a) There are no material pending legal proceedings
                 to which the Company is a party or to which any of its properties is subject.

             (b) No material pending legal proceeding was
                 terminated during the fiscal quarter ended
                 November 27, 1994.


  Item 6.    Exhibits and Reports on Form 8-K.

             (a) Exhibits:

                 No. 11:  Computation of Fully Diluted Earnings
                 Per Common Share.

                 No. 27: Financial Data Schedule - Filed only by electronic transmission with EDGAR filing with the Securities and Exchange Commission.

             (b) During the fiscal quarter ended November 27,
                 1994, the Company filed no current report on Form
                 8-K.

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




Date:    January 10, 1995                      /s/Jerry Shore
         ----------------                    -------------------------
                                                   Jerry Shore
                                             Chairman of the Board and
                                                     President




Date:    January 10, 1995                       /s/Allen Levine
         ----------------                    -------------------------
                                                   Allen Levine
                                                Vice President and
                                             Principal Financial Officer

                           PARK ELECTROCHEMICAL CORP.
                                AND SUBSIDIARIES

                          Quarterly Report on Form 10-Q
                 for the fiscal quarter ended November 27, 1994





Exhibit No.        Name                                               Page

   11              Computation of fully diluted                        13
                   earnings per common share


   27              Financial Data Schedule - filed only by
                   electronic transmission with EDGAR filing with the Securities and Exchange Commission

                                                                  EXHIBIT NO. 11

                           PARK ELECTROCHEMICAL CORP.
                                AND SUBSIDIARIES

             COMPUTATION OF FULLY DILUTED EARNINGS PER COMMON SHARE
               (Unaudited - in thousands, except per share data)

                                              13 weeks ended     39 weeks ended
                                            November 27, 1994   November 27, 1994

ADJUSTMENT OF NET EARNINGS:

  Net earnings before adjustment                    $4,779             $12,205

  Adjustments resulting from assumed
   conversion of 7 1/4% convertible
   subordinated debentures:

     Reduction of interest expenses and
     amortization of deferred debt
     financing costs                                   -                   389

     Related tax effect of above                       -                  (136)
                                                   -------           ---------
  Net earnings as adjusted                          $4,779             $12,458
                                                   =======           =========


ADJUSTMENT OF WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING:

  Weighted average number of common
   shares outstanding                                5,687               5,333

  Additional shares assuming conversion of:

   Convertible Subordinated Debentures                 -                   336

   Stock Options                                       142                 111
                                                    -------           ---------
  Adjusted weighted average number of
   common shares outstanding during
   the period                                        5,829               5,780
                                                   =======           =========

  Earnings per share fully diluted                  $  .82             $  2.16
                                                   =======           =========