Form 10-K
PARK ELECTROCHEMICAL CORP
filed 1995-05-25
CIK 76267

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                            _______________

                               FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
      For the fiscal year ended February 26, 1995

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

                                                        As of close
Title of Class        Aggregate market value          of business on
Common Stock,             $209,701,968*                 May 5, 1995
$.10 par value


[cover page 1 of 2 pages]
Page 1 of 282; Exhibit index appears on page 41




      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                           Shares                As of close
Title of Class           outstanding            of business on
Common Stock,             5,725,651               May 5, 1995
$.10 par value

                  DOCUMENTS INCORPORATED BY REFERENCE
       Proxy Statement for 1995 Annual Meeting of Shareholders--
      Incorporated by reference into Part III of this Form 10-K.
=====================================================================

*Included in such amount are 781,556 shares of common stock valued at $36.625 per share and held by Jerry Shore, the Registrant's Chief
Executive Officer and Chairman of the Board and a member of the Registrant's Board of Directors.

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

        The Company's business is divided into two industry segments: electronics and plumbing and industrial components. See Note 12 of the Notes to Consolidated Financial Statements included in Item 8 of this Report for information concerning the amounts of sales to unaffiliated customers, operating profit, identifiable assets, depreciation and amortization, and capital expenditures attributable to each of the Company's industry segments during its last three fiscal years.

        The sales, operating profit and identifiable assets of the Company's foreign operations for the last three fiscal years are also set forth in
Note 12 of the Notes to Consolidated Financial Statements included in Item
8 of this Report. Such operations primarily consist of the operations of the Company's subsidiaries in the United Kingdom, France and Singapore. The Company's foreign operations are subject to the impact of foreign currency fluctuations. See Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 of this Report.

Electronic Operations

        The Company produces high technology laminates which are manufactured primarily to customer specifications and are used principally in the production of sophisticated multilayer printed circuit boards. These laminates are made of conductive metals attached to insulating materials and require rigorous process and quality control during production. The process of converting the composite laminates into a printed circuit board involves the transfer of the graphics of the printed wiring pattern to the sheet to be processed, etching off that part of the conductive sheet that is not required, and leaving the printed wiring conductors on the insulating materials. The predominant composite used in the manufacture of advanced electronic materials consists of the combination of copper conductive material and insulation made of epoxy and other resins reinforced with woven fiberglass or prepreg. The Company produces prepreg both for use in the production of high technology laminates and for direct sale to its customers. These customers would normally perform the process of assembling the prepreg and the copper conductive material to the core printed circuit board. These customers would then complete the multilayer printed circuit board by transferring and etching the printed wiring pattern to the outside layers as described above. The Company also produces sophisticated semi-finished multilayer printed circuit boards and panels. The production of this product requires additional processing, by the Company, of its laminate and prepreg products.



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

        During the Company's 1995 fiscal year, more than 10% of the Company's sales were made to a major domestic manufacturing concern. This concern purchased electronic circuitry product manufactured by the Company. The Company believes its relations with this customer to be very satisfactory and further believes this customer will continue to make significant purchases during the immediate future. Although the Company's electronics segment is not dependent on this single customer, the loss of this customer could have a material adverse effect on the business of this segment. Although no other single customer accounted for 10% or more of total sales of the Company for the 1995 fiscal year and the electronics segment is not dependent on any other single customer, the loss of a major customer or of a group of this segment's customers could have a material adverse effect upon the business of this segment.

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


Plumbing and Industrial Component Operations

        The Company's plumbing and industrial component segment is comprised of its plumbing, advanced composite, and industrial adhesive tape busi-nesses. The Company markets plumbing hardware products which it designs and manufactures typically from chrome and brass plated zinc and plastic. The Company also markets brass cast and plastic plumbing hardware products and components. These products are sold to OEMs, hardware and plumbing wholesalers and home improvement centers. The Company's plumbing hardware products are designed for low cost and ease of installation and repair and also for water and energy conservation. The advanced composite business' products are utilized by the defense, aerospace and other commercial industries. The Company's specialty industrial adhesive tape business produces tapes and bonding films for a variety of applications including joining industrial components together.

        Marketing and Customers

        The Company's plumbing and industrial component customers, substantially all of which are located in the United States, include OEMs, hardware and plumbing wholesalers, home improvement centers and manufactur-ers in the defense and aerospace industry. All of such products are marketed by sales personnel including both salaried employees and independent sales representatives who work on a commission basis. Zinc and plastic plumbing hardware products are manufactured and assembled at the Company's facilities in Grand Rapids and Comstock Park, Michigan. The Company's brass cast plumbing hardware products are designed by the Company and manufactured by a prominent Mexican faucet manufacturer under a long term contract between the Company and this manufacturer. The Company's advanced composite manufacturing facility is located in Waterbury, Connecticut. Holyoke, Massachusetts is the site of the Company's specialty adhesive tape business.



        The Company has entered into an exclusive contract with a major U.S. faucet manufacturer to supply them with a key group of plastic assembled products. No single plumbing and industrial component customer accounted for 10% or more of the Company's total sales during the last fiscal year. However, the loss of a major customer or of a group of some of the largest customers of the plumbing and industrial component segment could have a material adverse effect upon this segment.

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

        In addition, the Company designs and manufactures its advanced composites and industrial tapes to its own specifications and to the specifications of its customers. The materials used in the manufacture of these industrial components include chemicals, films, resins, fiberglass, plastics, and other fabricated materials and adhesives. The Company purchases these materials from several suppliers. Although satisfactory substitutes for many of these materials are not readily available, the Company has experienced no difficulties in obtaining such materials.

        Competition

        The Company has many competitors in the plumbing and industrial component segment, including some major corporations which have substantial-ly greater financial resources than the Company. The Company competes for industrial components business on the basis of product performance and development, product qualification and approval, the ability to manufacture and deliver products in accordance with customers' needs and requirements, and price. The Company's plumbing hardware business can be affected by fluctuations in the housing industry.

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

Backlog

        The Company records an item as backlog when it receives a purchase order specifying the number of units to be purchased, the purchase price, specifications and other customary terms and conditions. At April 28, 1995, the unfilled portion of all purchase orders believed to be firm was approximately $20,381,000, as compared to $15,959,000 at April 29, 1994. Backlog of the Company's two industry segments at April 28, 1995, as compared to April 29, 1994, was as follows:

                                 April 28, 1995         April 29, 1994
     Electronics                   $11,614,000            $11,518,000
     Plumbing and Industrial
      Components                     8,767,000              4,441,000

     Total                         $20,381,000            $15,959,000

     Various factors contribute to the size of the Company's backlog. Accordingly, the foregoing information may not be indicative of the Company's results of operations for any period subsequent to the fiscal year ended February 26, 1995.

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

Employees

     At February 26, 1995, the Company had approximately 1,830 employees. Of these employees, 1,490 are engaged in the Company's electronics operations, 320 in its plumbing and industrial components operations and 20 consisted of executive personnel and general administrative staff. Approximately 10% of the Company's employees, most of whom are engaged in the plumbing and industrial components operations and foreign electronics operations, are subject to collective bargaining agreements. Management considers its labor relations to be satisfactory.

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

                                                                  Size
                          Owned or                               (Square
     Location              Leased                Use             Footage)
 Lake Success, NY         Leased         Executive Offices         7,000
 Walden, NY               Owned          Electronics              51,000
 Newburgh, NY             Owned          Electronics              57,000
 New Windsor, NY          Leased         Electronics              11,000
 Fullerton, CA            Leased         Electronics              72,000
 Anaheim, CA              Leased         Electronics              26,000
 Tempe, AZ                Leased         Electronics              52,000
 Tempe, AZ                Leased         Electronics              38,000
 Tempe, AZ                Leased         Electronics              15,000
 Mirebeau, France         Owned          Electronics              81,000
 Lannemezan, France       Owned          Electronics              29,000
 Skelmersdale, England    Owned          Electronics              54,000
 Galashiels, Scotland     Leased         Electronics              13,000
 Chippenham, England      Leased         Electronics               5,000
 Singapore                Owned          Electronics              54,000
 Singapore                Leased         Electronics              10,000
 Grand Rapids, MI         Owned          Plumbing and            165,000
                                         Industrial Components
 Comstock Park, MI        Leased         Plumbing and             39,000
                                         Industrial Components
 Holyoke, MA              Leased         Specialty Adhesive       17,000
                                         Tapes and Films
 Waterbury, CT            Leased         Advanced Composites     100,000


         The Company believes its facilities and equipment to be in good condition and reasonably suited and adequate for its current needs.

Item 3.  Legal Proceedings.

         (a) There are no material pending legal proceedings to which the Company is a party or to which any of its properties is subject.

         (b) No material pending legal proceeding was terminated during the fiscal quarter ended February 26, 1995.























































Item 4.  Submission of Matters to a Vote of Security Holders.

         None.


Executive Officers of the Registrant:

         Name                           Title                       Age

    Jerry Shore         Chairman of the Board, Chief                 69
                        Executive Officer, President and
                        a Director

    E. Philip Smoot     Executive Vice President and a               57
                        Director

    Brian E. Shore      Executive Vice President and a               43
                        Director

    Allen Levine        Vice President and Chief                     65
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

     For the Fiscal Year           Stock Price               Dividends
   Ended February 26, 1995       High         Low             Declared
       First Quarter            30 7/8       25 7/8             $.08
       Second Quarter           34 3/4       25 5/8             $.08
       Third Quarter            35 3/4       29 3/8             $.12
       Fourth Quarter           35 3/8       27 1/4             $.12

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

         As of May 5, 1995, there were 2,397 holders of record of Common
Stock.

         The Company expects, for the immediate future, to continue to pay regular cash dividends.

Item 6.  Selected Financial Data.

         The following selected consolidated financial data of Park and its subsidiaries is qualified by reference to, and should be read in conjunction with, the consolidated financial statements, related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein. Insofar as such consolidated financial information relates to the five fiscal years ended February 26, 1995 and is as of the end of such periods, it is derived from the consolidated financial statements for such periods and as of such dates audited by Ernst & Young LLP independent Certified Public Accountants, for the two fiscal years ended February 26, 1995 and Deloitte & Touche LLP independent Certified Public Accountants for all prior periods presented. The consolidated financial statements as of February 26, 1995 and February 27, 1994 and for the three years ended February 26, 1995, together with the auditors' reports for the three years ended February 26, 1995, appear elsewhere in this Report.




















Item 6

                                                             Fiscal Year Ended
                                           Feb 26,     Feb 27,    Feb 28,    Mar 1,     Mar 3,
                                            1995        1994       1993       1992       1991
                                                  (In Thousands, Except Per Share Amounts)
STATEMENT OF EARNINGS INFORMATION:
NET SALES                                  $253,022    $208,410   $175,176   $165,287   $163,982

COSTS AND EXPENSES:
 Cost of sales                              196,917     168,175    149,145    141,717    141,278
 Selling, general and administrative         29,995      25,930     22,865     21,250     21,385

   Total costs and expenses                 226,912     194,105    172,010    162,967    162,663

   Operating profit                          26,110      14,305      3,166      2,320      1,319

OTHER INCOME (EXPENSE):
 Interest expense                              (431)     (2,407)    (2,058)    (2,649)    (2,735)
 Other income, net                            1,822         947      1,967      2,252      4,323

   Total other income (expense)               1,391      (1,460)       (91)      (397)     1,588

EARNINGS BEFORE INCOME TAXES                 27,501      12,845      3,075      1,923      2,907

INCOME TAX PROVISION                         10,156       4,783        810        608      1,018

EARNINGS BEFORE EXTRAORDINARY GAIN           17,345       8,062      2,265      1,315      1,889

EXTRAORDINARY GAIN - Net of taxes                                                            290

NET EARNINGS                               $ 17,345    $  8,062   $  2,265   $  1,315   $  2,179

PRIMARY EARNINGS PER COMMON SHARE:
 Earnings before extraordinary gain        $   3.19    $   2.02   $    .50   $    .29   $    .38
 Extraordinary gain                                                                          .06

NET EARNINGS                               $   3.19    $   2.02   $    .50   $    .29   $    .44

FULLY DILUTED EARNINGS PER COMMON
 SHARE:
 Earnings before extraordinary gain        $   3.04    $   1.69   $    .50   $    .29   $    .38
 Extraordinary gain                                                                          .06

NET EARNINGS                               $   3.04    $   1.69   $    .50   $    .29   $    .44

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING:
 Primary                                      5,429       3,993      4,534      4,528      4,923

 Fully diluted                                5,785       5,727      4,534      4,528      4,923

DIVIDENDS PER COMMON SHARE                 $    .40    $    .32   $    .32   $    .32   $    .32

BALANCE SHEET INFORMATION:
 Working capital                           $ 55,035    $ 45,867   $ 45,811   $ 51,737   $ 56,790
 Total assets                               162,051     140,750    129,009    130,734    135,759
 Long-term debt                                  23      32,861     33,957     33,439     33,420
 Stockholders' equity                       112,048      61,454     60,700     62,275     63,676

Management's Discussion and Analysis of
Financial Condition and Results of Operations.

Results of Operations

Fiscal 1995 Compared with Fiscal 1994


         During the Company's fiscal year ended February 26, 1995, sales in-creased 21% to $253,022,000 from $208,410,000 during the fiscal year ended February 27, 1994. Operating profit for the 1995 year increased 83% to $26,110,000 from $14,305,000 for the prior year. During the 1995 fiscal year, the Company's electronics segment accounted for $218,288,000 in sales or 86% of the Company's total sales worldwide, compared to $182,559,000 or 88% of the Company's total worldwide sales during fiscal 1994. The Company's foreign operations, which are dedicated almost exclusively to the electronics segment, accounted for $58,927,000 in sales or 23% of total sales worldwide during the 1995 year. Foreign sales during fiscal 1995 increased 27% compared to the prior year's foreign sales of $46,491,000. During fiscal 1995, sales by the plumbing and industrial components segment increased 34% to $34,734,000 from $25,851,000 during the prior year.

         The gross profit percentage for the Company's worldwide operations was 22.2% for the 1995 fiscal year, as compared to 19.3% for the prior year.

         The improvement in the Company's results during the 1995 year was predominantly due to the increased operating profits of the Company's electronics operations.

         The improvement in the operating results of the electronics segment was attributable to the broad based strengthening among the electronics segment's operating units. The growth trend of the prior year continued in the United States and Southeast Asia for the sophisticated printed circuitry materials produced by this segment during the 1995 year. As a result of this growth, as well as through enhanced operating efficiencies and a continual refocus toward higher technology, higher margin products, the operating profits of these units were able to offset the impact of rising raw material costs and aggressive competitive market pressures. Progress was also made by the Company's European electronics operations during 1995, where the market for the Company's sophisticated printed circuitry materials has improved.

         The Company focused its capital investment principally on its electronics business for the purpose of enhancing capability and expanding capacity in that business. As a result of these investments in prior years, the Company was well positioned to support the growth discussed above. The Company also continues to invest in the electronics business' leading edge technology and product development efforts. The expansion of the Company's Singapore facility has been completed, and the expansions of the electronics facilities in New York and Arizona will be completed during fiscal 1996. Strategic acquisition opportunities for the electronics business continues to be actively evaluated by the Company. The Company believes that its ongoing investment in its electronics business' manufacturing capability and leading edge technology will continue to enhance and secure its leading position in the worldwide sophisticated printed circuitry materials industry.

         During fiscal 1995 the Company's non-electronics businesses have been combined into one segment for financial reporting purposes, namely the plumbing and industrial components segment. Prior to the current fiscal year, these businesses had been reported as two segments, each of which would currently represent less than 10% of the Company's sales, earnings and assets. These businesses have been placed under common, central management. This new combined plumbing and industrial components segment is comprised of the Company's plumbing hardware, advanced composite and industrial adhesive tape businesses.

         During the second half of the 1995 fiscal year, the Company's plumbing hardware business returned to modest profitability. This business entered into an exclusive, long-term contract with a very significant U.S. faucet manufacturer early in fiscal 1995, which has fortified the Company's market presence in a key target product area. In addition, the plumbing business is expanding its existing plated zinc and plastic plumbing hardware product lines through a long-term manufacturing, marketing and product development contract with Mexico's largest faucet manufacturer. The addition of high quality decorative brass plumbing products has substantial-ly increased the potential market for the Company's plumbing business' products. This business also made meaningful improvements in operating efficiencies and effectiveness, which contributed to its better performance in the latter part of the year.

         The Company's advanced composite business' performance improved meaningfully during the 1995 fiscal year under its new management team. As a result of the decline in the military and aerospace markets which it serves, this business is refocusing its product towards non-military applications, such as wireless communications.

         The Company's specialty adhesive tape business performed well during fiscal 1995. This business grew its top and bottom line, in part, by focusing towards high-technology, high margin product.

         Selling, general and administrative expenses, measured as a percent-age of sales, were 11.9% during the 1995 fiscal year, as compared to 12.4% during the prior fiscal year. This reduction in percentage is a function of the partially fixed nature of the selling, general and administrative expenses, relative to the increase in sales.

         During the 1995 fiscal year, interest expense decreased 82% to $431,000 from $2,407,000 during the prior fiscal year. These expenses were attributable to the interest payments made by the Company on its Convertible Debentures and, to a lesser extent, on loans carried by certain of the Company's foreign subsidiaries. The decrease in this expense was attribut-able to the Company's call for redemption of its 7 1/4% Convertible Subordinated Debentures as of May 31, 1994. As a result of this call for redemption, virtually all the outstanding debentures were converted into the Company's common stock. Other income, which is principally composed of investment income, increased 92% to $1,822,000 during the 1995 fiscal year from $947,000 during the 1994 fiscal year. This increase in investment income occurred because the average rate of interest earned by the Company during the 1995 fiscal year was higher than during the 1994 fiscal year and because the Company had more cash available for investment. The Company's cash reserves continued to be invested primarily in short term taxable instruments and government securities.

         The Company's effective income tax rate for fiscal 1995 was 36.9%, as compared to 37.2% for fiscal 1994. The effective tax rate for fiscal 1995 decreased primarily due to the impact of favorable foreign tax rate differentials.

         The Company's net earnings increased 115% in fiscal 1995 to $17,345,000 from $8,062,000 during fiscal 1994. The increase in net profit was attributable to the increase in operating profit and the reduction of interest expense due to the aforementioned conversion of debentures into common stock. Primary and fully diluted earnings per share increased to $3.19 and $3.04, respectively, for the 1995 fiscal year compared to $2.02 and $1.69, respectively, for the 1994 year.

         The impact of inflation on the Company's operations was not consid-ered to be significant during these periods.


Fiscal 1994 Compared with Fiscal 1993

         During the Company's fiscal year ended February 27, 1994, sales in-creased 19% to $208,410,000 from $175,176,000 during the fiscal year ended February 28, 1993. Operating profit for the 1994 fiscal year increased 352% to $14,305,000 from $3,166,000 for the prior fiscal year. During the 1994 fiscal year, the Company's electronics segment accounted for $182,559,000 in sales or 88% of the Company's total sales worldwide, compared to $147,419,000 or 84% of the Company's total worldwide sales during fiscal year 1993. The Company's foreign operations, which are dedicated almost exclusively to the electronics segment, accounted for $46,491,000 in sales or 22% of total sales worldwide during the 1994 fiscal year. Foreign sales during this fiscal year were virtually flat compared to the prior fiscal year's foreign sales of $46,347,000. During fiscal 1994, sales by the plumbing and industrial components segment decreased 7% to $25,851,000 from $27,757,000 during the prior fiscal year.

         The gross profit percentage for the Company's worldwide operations was 19.3% for the 1994 fiscal year, as compared to 14.9% for the prior fiscal year.

         The Company's overall improvement in profitability during the 1994 fiscal year was due predominantly to increased sales volume and a fairly significant increase in the operating profits of the Company's United States based electronics operations.

         As mentioned above, the performance of the electronics segment, and particularly the United States based electronics operations, improved during the 1994 fiscal year. This improvement came in spite of continuing price pressure in the 1994 fiscal year on the sophisticated printed circuitry materials produced by this segment, even in the United States. The negative impact of this price pressure was offset by increased market share and sales volume, improved yields and more effective and efficient resource utiliza-tion, particularly at the United States based electronics operations. The European sophisticated printed circuit materials industry continued to operate at depressed levels during the 1994 fiscal year. The decline in the market for products which support the manufacture of sophisticated electronic gear in Europe resulted in significant overcapacity in the printed circuit materials industry, which led to fierce price cutting for the products manufactured by the Company's European electronics operations. This market shrinkage and severe price pressure adversely affected the Company's European electronics operations. The Company's Far East based electronics operations performed reasonably well, but were also affected by price pressure.

         During the 1994 fiscal year, the Company continued its significant investment in the machinery and equipment of its electronics business for the purpose of enhancing capability and expanding capacity. The Company also continued to invest in the electronics business' leading edge technology and product development efforts.

         During fiscal 1994, the Company's plumbing hardware business continued to underperform. However, during the year the Company entered into a long-term manufacturing, marketing and product development contract with Mexico's largest faucet manufacturer. Through this agreement, high quality decorative brass plumbing products were added to the existing plated zinc and plastic plumbing hardware product lines carried by the Company's plumbing business.

         The performance of the industrial adhesive tape business improved significantly during the 1994 fiscal year. Unfortunately, this improvement was overshadowed by the poor performance of FiberCote, the Company's 80% owned advanced composite business. As previously reported, during the 1994 fiscal year, the Company's internal accounting staff discovered financial and accounting errors and irregularities at FiberCote. After thorough internal investigation revealed that the FiberCote problems were caused, at least in part, by the collusive conduct of certain members of FiberCote's senior management, the Company restated its previously reported financial statements and took corrective action to address the financial and accounting problems at FiberCote, including the dismissal of FiberCote's chief executive officer and chief financial officer. The FiberCote business accounted for less than 5% of the Company's sales and net worth. In addition to these problems, FiberCote suffered as a result of reductions in the military and aerospace markets which it serves.

         Selling, general and administrative expenses, measured as a percent-age of sales, were 12.4% during the 1994 fiscal year, as compared to 13.1% during the prior fiscal year. This reduction in percentage was due to the partially fixed nature of the selling, general and administrative expenses, relative to the increase in sales.

         During the 1994 fiscal year, interest expense increased 17% to $2,407,000 from $2,058,000 during the prior fiscal year. These expenses were attributable to the interest payments made by the Company on its Convertible Debentures and, to a lesser extent, on loans carried by certain of the Company's foreign subsidiaries. The increase in this expense was attributable to the reduction in interest capitalized to property, plant and equipment during fiscal 1994 compared to fiscal 1993. Other income decreased 52% to $947,000 during the 1994 fiscal year from $1,967,000 during the 1993 fiscal year. Investment income, which was the principal component of other income, decreased 42% to $947,000 during fiscal year 1994, as compared to $1,619,000 during the prior fiscal year. This reduction in investment income occurred because the average rate of interest earned by the Company during the 1994 fiscal year was lower than that in effect during the 1993 fiscal year. Also included in other income for the 1993 fiscal year was a $348,000 gain derived from foreign currency transactions. The Company's cash reserves continued to be invested primarily in short term taxable instruments and government securities.

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


Liquidity and Capital Resources

         At February 26, 1995, the Company's cash and temporary investments amounted to $45,910,000, as compared to $38,053,000 at February 27, 1994. This increase in the Company's cash and investment position was attributable to several factors, including cash generated from operations. The Company's working capital position was $55,035,000 at February 26, 1995, as compared to $45,867,000 at February 27, 1994. The Company's current ratio, or the ratio of current assets to current liabilities, was 2.3 to 1 at February 26, 1995, compared to 2.1 to 1 at February 27, 1994.

         During the three year period ended February 26, 1995, the Company generated $58,416,000 of funds from operations and expended $37,451,000 for the purchase of property, plant and equipment.

         The Company elected to redeem its outstanding 7 1/4% Convertible Subordinated Debentures effective May 31, 1994. A $1,000 principal amount debenture was convertible into 48.31 shares of the Company's common stock at any time prior to the close of business on May 27, 1994. As a result of the Company's call for redemption, virtually all of the outstanding debentures were converted into the Company's common stock, and substantially all of the Company's long-term debt was eliminated, along with the debt service costs associated therewith.

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

Item 8.  Financial Statements and Supplementary Data.
         [The Company's Financial Statements begin on the next page.]















































REPORT OF INDEPENDENT AUDITORS







To the Board of Directors and Stockholders of Park Electrochemical Corp.
  Lake Success, New York


We have audited the accompanying consolidated balance sheets of Park Electrochemical Corp. and subsidiaries as of February 26, 1995 and February 27, 1994 and the related consolidated statements of earnings, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the Index at
Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the 1995 and 1994 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Park Electrochemical Corp. and subsidiaries as of February 26, 1995 and February 27, 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                     ERNST & YOUNG LLP


New York, New York
April 17, 1995














REPORT OF INDEPENDENT AUDITORS






To the Board of Directors and Stockholders of Park Electrochemical Corp.
  Lake Success, New York


We have audited the accompanying consolidated statements of earnings, stockholders' equity, and cash flows of Park Electrochemical Corp. and subsidiaries for the year ended February 28, 1993. Our audit also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit. We did not audit the financial statements relating to certain wholly-owned subsidiaries, which statements reflect total net sales constituting 9.8% of consolidated total net sales for the fiscal year ended February 28, 1993. Such financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such subsidiar-ies, is based solely on the reports of such other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Park Electrochemical Corp. and subsidiaries for the year ended February 28, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 14, the accompanying consolidated financial statements for the year ended February 28, 1993 have been restated.





DELOITTE & TOUCHE LLP
May 7, 1993
(October 8, 1993 as to Note 14)






AUDITORS' REPORT







Board of Directors and Shareholders
Park Electrochemical Corp.
Lake Success, New York



We have audited the balance sheet of New England Laminates (UK) Limited (a wholly-owned United Kingdom subsidiary of Park Electrochemical Corp.) as of February 28, 1993 and the related statements of operations, shareholde-rs' equity, and cash flows for the year then ended. These financial statements (which are not presented separately herein) are the responsi-bility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of New England Laminates (UK) Limited as of February 28, 1993 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




ARTHUR ANDERSEN
Chartered Accountants and Registered Auditors
Manchester, England



May 1, 1993

















AUDITORS' REPORT







Board of Directors and Shareholders
Park Electrochemical Corp.
Lake Success, New York



We have audited the balance sheet of Technocharge Limited (a wholly-owned United Kingdom subsidiary of Park Electrochemical Corp.) as of February 28, 1993 and the related statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements (which are not presented separately herein) are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Technocharge Limited as of February 28, 1993 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




ARTHUR ANDERSEN
Chartered Accountants and Registered Auditors
Manchester, England



May 1, 1993


















AUDITORS' REPORT







Board of Directors and Shareholders
Park Electrochemical Corp.
Lake Success, New York



We have audited the balance sheet of Tweedbank P.C.B. Supplies Limited (a wholly-owned United Kingdom subsidiary of Park Electrochemical Corp.) as of February 28, 1993 and the related statements of operations, shareholde-rs' equity, and cash flows for the year then ended. These financial statements (which are not presented separately herein) are the responsi-bility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Tweedbank P.C.B. Supplies Limited as of February 28, 1993 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




ARTHUR ANDERSEN
Chartered Accountants and Registered Auditors
Manchester, England



May 1, 1993













PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Shares and Per Share Amounts)

                                                   February 26,  February 27,
                                                       1995          1994
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                           $ 30,803      $ 14,135
 Marketable securities (Note 2)                        15,107        23,918
 Accounts receivable, less allowance for
  doubtful accounts of $2,490 and $2,673,
  respectively                                         33,172        28,904
 Inventories (Note 3)                                  16,181        16,144
 Prepaid expenses and other current
  assets (Note 7)                                       3,057         2,738

     Total current assets                              98,320        85,839

PROPERTY, PLANT AND EQUIPMENT - At cost, less
 accumulated depreciation and amortization
 (Note 4)                                              61,427        51,398

OTHER ASSETS (Notes 6, 7 and 10)                        2,304         3,513

TOTAL                                                $162,051      $140,750


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Bank loans payable                                  $    -        $     78
 Accounts payable                                      24,616        24,443
 Accrued liabilities (Note 5)                          15,844        12,487
 Income taxes payable                                   2,825         2,964

     Total current liabilities                         43,285        39,972

LONG-TERM DEBT (Note 6)                                    23        32,861

DEFERRED INCOME TAXES (Note 7)                          5,243         4,772

DEFERRED PENSION LIABILITY (Note 10)                    1,452         1,691

COMMITMENTS AND CONTINGENCIES (Notes 10 and 11)

STOCKHOLDERS' EQUITY (Notes 6, 8, 9 and 10):
 Preferred stock, $1 par value per share -
  authorized, 500,000 shares; issued, none                -             -
 Common stock, $.10 par value per share -
  authorized, 15,000,000 shares; issued,
  6,790,009 and 5,203,825 shares, respectively            679           520
 Additional paid-in capital                            51,407        17,965
 Retained earnings                                     72,216        57,098
 Currency translation adjustments                       1,545           177
 Pension liability adjustment                            (972)       (1,148)
 Unrealized losses on investments                        (139)          -

                                                      124,736        74,612
 Less treasury stock, at cost, 1,068,208 and
  1,150,642 shares, respectively                      (12,688)      (13,158)

     Total stockholders' equity                       112,048        61,454

TOTAL                                                $162,051      $140,750

See notes to consolidated financial statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(In Thousands, Except Per Share Amounts)



                                                        52 Weeks Ended
                                         February 26,     February 27,   February 28,
                                             1995             1994           1993

NET SALES                                  $253,022          $208,410       $175,176

COSTS AND EXPENSES:
 Cost of sales                              196,917           168,175        149,145
 Selling, general and administrative         29,995            25,930         22,865

    Total costs and expenses                226,912           194,105        172,010

    Operating profit                         26,110            14,305          3,166

OTHER INCOME (EXPENSE):
 Interest expense (Note 6)                     (431)           (2,407)        (2,058)
 Other income, net (Note 2)                   1,822               947          1,967

    Total other income (expense)              1,391            (1,460)           (91)

EARNINGS BEFORE INCOME TAXES                 27,501            12,845          3,075

INCOME TAX PROVISION (Note 7)                10,156             4,783            810

NET EARNINGS                               $ 17,345          $  8,062       $  2,265


EARNINGS PER COMMON SHARE (Note 9):

 Primary                                     $3.19             $2.02          $ .50

 Fully diluted                               $3.04             $1.69          $ .50


See notes to consolidated financial statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands, Except Shares and Per Share Amounts)

                                               Additional             Currency     Pension    Unrealized
                                 Common Stock    Paid-in   Retained  Translation  Liability    Losses on    Treasury Stock
                                Shares   Amount  Capital   Earnings  Adjustments  Adjustment  Investments  Shares     Amount
BALANCE, MARCH 1, 1992          5,177,451  $518   $17,313    $49,498     $2,590     $  (365)     $  -        652,335   $ (7,279)

   Net earnings                                                2,265

   Exchange rate changes                                                 (2,481)

   Change in pension
    liability adjustment                                                                (33)

   Stock options exercised                            (63)                                                   (16,875)       188

   Cash dividends, $.32/share                                 (1,451)

   Purchase of treasury stock                                                                                      1

BALANCE, FEBRUARY 28, 1993      5,177,451   518    17,250     50,312        109        (398)        -        635,461     (7,091)

   Net earnings                                                8,062

   Exchange rate changes                                                     68

   Change in pension
    liability adjustment                                                               (750)

   Stock options exercised                            184                                                    (43,625)       499

   Conversion of debentures        26,374     2       531

   Cash dividends, $.32/share                                (1,276)

   Purchase of treasury stock                                                                                558,806     (6,566)

BALANCE, FEBRUARY 27, 1994      5,203,825   520    17,965     57,098        177      (1,148)        -      1,150,642    (13,158)

   Net earnings                                               17,345

   Exchange rate changes                                                  1,368

   Change in pension
    liability adjustment                                                                176

   Market revaluation                                                                             (139)

   Stock options exercised                            696                                                   (106,350)     1,220

   Conversion of debentures     1,586,184   159    32,746

   Cash dividends, $.40/share                                 (2,227)

   Purchase of treasury stock                                                                                 23,916       (750)

BALANCE, FEBRUARY 26, 1995      6,790,009  $679   $51,407    $72,216     $1,545     $  (972)     $(139)    1,068,208   $(12,688)

See notes to consolidated financial statements.
/TABLE

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)


                                                                 52 Weeks Ended

                                                   February 26,  February 27, February 28,
                                                       1995          1994         1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                       $ 17,345       $  8,062     $  2,265
  Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
   Depreciation and amortization                        8,951          8,733        7,840
   Provision for doubtful accounts receivable             (44)            (3)       1,904
   Loss (gain) on sale of marketable securities            17            (61)        (180)
   Provision for deferred income taxes                    355            (52)      (1,025)
   Accrued interest in connection with
    Debenture conversion                                  389            -            -
   Other, net                                             (89)           282          220
   Changes in operating assets and liabilities:
    (Increase) in accounts receivable                  (3,536)        (2,773)      (1,154)
    Decrease (increase) in inventories                    249         (1,908)      (1,100)
    (Increase) decrease in prepaid expenses
     and other current assets                             (77)            89          784
    Decrease (increase) in other assets                    25            164       (2,138)
    (Decrease) increase in accounts payable              (620)         5,265          544
    Increase in accrued liabilities                     3,719          3,247          810
    Increase in income taxes payable                      277          1,007          633

       Net cash provided by operating activities       26,961         22,052        9,403

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment, net     (17,523)        (9,627)     (10,301)
  Purchases of marketable securities                  (11,161)      (200,404)    (288,213)
  Proceeds from sales of marketable securities         19,827        200,309      293,584

       Net cash used in investing activities           (8,857)        (9,722)      (4,930)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of borrowings                                (84)           (64)      (1,402)
  Dividends paid                                       (2,227)        (1,276)      (1,451)
  Proceeds from exercise of stock options               1,499            683          -
  Purchase of treasury stock                             (750)        (6,566)         -
  Other                                                  (100)           -              3

       Net cash used in financing activities           (1,662)        (7,223)      (2,850)

INCREASE IN CASH AND CASH EQUIVALENTS
  BEFORE EFFECT OF EXCHANGE RATE CHANGES               16,442          5,107        1,623

EFFECT OF EXCHANGE RATE CHANGES ON
  CASH AND CASH EQUIVALENTS                               226             22         (544)

INCREASE IN CASH AND CASH EQUIVALENTS                  16,668          5,129        1,079

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR           14,135          9,006        7,927

CASH AND CASH EQUIVALENTS, END OF YEAR               $ 30,803       $ 14,135     $  9,006



See notes to consolidated financial statements.



PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED February 26, 1995



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


    a. Principles of Consolidation - The consolidated financial statements include the accounts of Park Electrochemical Corp. ("Park") and its subsidiaries (collectively, the "Company"), substantially all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated.


    b. Accounting Period - The Company's fiscal year is the 52 or 53 week period ending the Sunday nearest to the last day of February. Fiscal years 1995, 1994 and 1993 ended on February 26, 1995, February 27, 1994 and February 28, 1993, respectively. Each fiscal year presented included 52 weeks.


    c. Marketable Securities - All marketable securities are classified as available-for-sale and carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Realized gains and losses, amortization of premiums and discounts, and interest and dividend income are included in other income. The cost of securities sold is based on the specific identification method.


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

        United States ("U.S.") Federal income taxes have not been provided on the undistributed earnings (approximately $10,700,000 at February 26, 1995) of the Company's foreign subsidiaries, since it is management's practice and intent to reinvest such earnings in the operations of these subsidiaries.


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

        Supplemental cash flow information:

                                                    Fiscal Year
                                           1995        1994         1993
        Cash paid during the year for:
         Interest                        $   42,000  $2,352,000    $2,002,000
         Income taxes                     9,712,000   3,960,000     1,072,000

2.  MARKETABLE SECURITIES

    The following is a summary of available-for-sale securities:
                                              Gross         Gross      Estimated
                                            Unrealized    Unrealized      Fair
                                   Cost        Gains         Losses        Value
    February 26, 1995

    U.S. Treasury and other
     government securities     $12,019,000     $  -         $235,000    $11,784,000
    U.S. corporate debt
     securities                  3,000,000        -            5,000      2,995,000
      Total debt securities     15,019,000        -          240,000     14,779,000
    Equity securities              303,000      25,000          -           328,000
                               $15,322,000     $25,000      $240,000    $15,107,000

    February 27, 1994

    U.S. Treasury and other
     government securities     $18,912,000     $  -         $130,000    $18,782,000
    U.S. corporate debt
     securities                  3,000,000        -             -         3,000,000
    Other debt securities        2,000,000        -             -         2,000,000
      Total debt securities     23,912,000        -          130,000     23,782,000
    Equity securities              145,000        -            9,000        136,000
                               $24,057,000     $  -         $139,000    $23,918,000

The Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", effective February 28, 1994. The cumulative effect of the adoption of SFAS No. 115 was not significant.

The gross realized gains on sales of available-for-sale securities totalled $76,000 and $301,000 for 1994 and 1993, respectively, and the gross realized losses totalled $17,000, $15,000 and $121,000 for 1995, 1994 and 1993,
respectively. The net of tax adjustment to unrealized holding losses included as a separate component of stockholders' equity totalled $139,000 in 1995.

The amortized cost and estimated fair value of the debt and marketable equity securities at February 26, 1995, by contractual maturity are shown below.

                                                                Estimated
                                                                   Fair
                                                    Cost            Value
    Due in one year or less                     $11,002,000      $10,910,000
    Due after one year through three years        4,017,000        3,869,000
                                                 15,019,000       14,779,000
    Equity securities                               303,000          328,000
                                                $15,322,000      $15,107,000


3.   INVENTORIES
                                                February 26,   February 27,
                                                    1995           1994
     Raw materials                               $ 5,215,000     $ 4,727,000
     Work-in-process                               2,997,000       3,479,000
     Finished goods                                7,446,000       7,581,000
     Manufacturing supplies                          523,000         357,000

                                                 $16,181,000     $16,144,000

4.   PROPERTY, PLANT AND EQUIPMENT
                                                February 26,   February 27,
                                                    1995           1994
     Land, buildings and improvements           $ 21,353,000     $17,460,000
     Machinery, equipment, furniture
      and fixtures                               103,822,000      88,463,000

                                                 125,175,000     105,923,000
     Less accumulated depreciation
      and amortization                            63,748,000      54,525,000

                                                $ 61,427,000     $51,398,000

     Depreciation and amortization expense relating to property, plant and equipment amounted to $8,501,000, $8,188,000 and $7,148,000 for fiscal 1995, 1994 and 1993, respectively. Interest expense capitalized to property, plant and equipment amounted to $109,000 and $508,000 for fiscal 1994 and 1993, respectively.

5.   ACCRUED LIABILITIES
                                                February 26,   February 27,
                                                    1995           1994
     Payroll and commissions                     $ 4,641,000     $ 3,112,000
     Taxes, other than income taxes                1,230,000       1,191,000
     Other                                         9,973,000       8,184,000

                                                 $15,844,000     $12,487,000

6.   LONG-TERM DEBT
                                                February 26,   February 27,
                                                    1995           1994
     7.25% Convertible Subordinated
      Debentures                                     $  -        $32,852,000
     Other                                            29,000          71,000

                                                      29,000      32,923,000
     Less current portion (included
      in accrued liabilities)                          6,000          62,000

                                                     $23,000     $32,861,000

     On June 12, 1986, the Company issued $35,000,000 of principal amount 7.25% Convertible Subordinated Debentures maturing on June 15, 2006 with interest payable semiannually on June 15 and December 15 of each year. The Debentures were unsecured, subordinated to bank loans payable and other long-term debt and were convertible at any time prior to maturity, or earlier redemption, into shares of the Company's common stock at $20.70 per share. The Company had the option to redeem the Debentures at specified prices, plus accrued interest. On April 5, 1994, the Company announced that it had elected to redeem the Debentures on May 31, 1994. (Prior to that announcement, during the 1991 fiscal year, the Company had repurchased, in the open market, an aggregate of $1,602,000 principal amount of Debentures.) Including conversions prior to the call for redemption, $33,381,000 principal amount of Debentures were converted into 1,612,558 shares of the Company's common stock. The remaining $17,000 principal amount of Debentures not converted into common stock were redeemed on May 31, 1994. The $720,000 unamortized balance of deferred issuance costs incurred in connection with this financing was transferred from other assets to additional paid-in capital.

     As a result of the conversion and redemption of the Debentures, virtually all of the Company's long-term debt and associated interest expense has been eliminated. Furthermore, $792,000 of accrued interest expense and costs related to the conversion of these Debentures was reclassified to additional paid-in capital during fiscal 1995. If the conversion of substantially all the debentures had occurred as of the beginning of the 1995 fiscal year, the primary earnings per share for fiscal 1995 would have closely approximated the fully diluted earnings per share for that period.

     Foreign lines of credit totalled $5,500,000 at February 26, 1995 all of which remains available to the subsidiaries.

7.   INCOME TAXES

     The income tax provision includes the following:
                                                     Fiscal Year
                                           1995         1994        1993
     Current:
      Federal                            $8,798,000  $4,300,000   $1,650,000
      State and local                     1,003,000     535,000      185,000

                                          9,801,000   4,835,000    1,835,000

     Deferred:
      Federal                                50,000     396,000     (475,000)
      State and local                        40,000    (145,000)    (160,000)
      Foreign                               265,000    (303,000)    (390,000)

                                            355,000     (52,000)  (1,025,000)

                                        $10,156,000  $4,783,000   $  810,000

     The Company's effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

                                                      Fiscal Year
                                             1995        1994       1993

     Statutory U.S. Federal tax rate          35.0%       35.0%      34.0%

     Tax accruals no longer required            -           -       (16.3)

     Foreign net operating losses
      without tax benefit                       .5         4.6       34.1

     Foreign tax rate differentials           (2.0)        (.9)     (21.9)

     State and local taxes, net of
      Federal benefit                          2.5         2.0        8.0

     General business credits                  (.5)       (2.8)     (11.0)

     Other, net                                1.4         (.7)       (.6)

                                              36.9%       37.2%      26.3%



     The Company has foreign net operating loss carryforwards of approximately $19,600,000 which was primarily acquired through a business combination, none of which relates to goodwill or other intangible assets. Approximately $8,500,000 of the foreign tax net operating loss carryforwards expire in varying amounts from 1996 through 1999; the remainder have an indefinite expiration.

     At February 26, 1995 and February 27, 1994, current deferred tax assets of $1,099,000 and $962,000, respectively, which are primarily attributable to reserves not currently deductible for tax purposes, are included in other current assets. Long-term deferred tax assets of $319,000 and $339,000 are net of valuation reserves of approximately $6,200,000 and $8,300,000 at February 26, 1995 and February 27, 1994,
     respectively, which are primarily attributable to foreign net operating loss carryforwards, are included in other assets. The long-term deferred tax liabilities consist primarily of timing differences relating to depreciation.

8.   STOCKHOLDERS' EQUITY

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

     Information with respect to the Company's stock option plans follows:

                                        Range of        Outstanding Options
                                    Exercise Prices    Granted   Exercisable

     Balance, March 1, 1992         $ 7.41 - $17.17      189,925     87,926

     Options becoming exercisable    11.00 -  13.63         -        27,100
     Granted                         13.25 -  14.85       39,009       -
     Exercised                            7.41           (16,875)   (16,875)
     Cancelled                       11.00 -  13.63       (1,350)      (476)

     Balance, February 28, 1993      11.00 -  17.17      210,709     97,675

     Options becoming exercisable    11.00 -  14.85         -        36,552
     Granted                         14.75 -  14.88       90,650       -
     Exercised                       11.00 -  17.17      (43,625)   (43,625)
     Cancelled                       11.00 -  14.85      (12,000)    (3,800)

     Balance, February 27, 1994      11.00 -  17.17      245,734     86,802

     Options becoming exercisable    11.00 -  14.88         -        56,341
     Granted                         26.25 -  34.00       69,800       -
     Exercised                       11.00 -  17.17      (56,350)   (56,350)
     Cancelled                       11.00 -  26.25       (6,825)    (3,263)

     Balance, February 26, 1995     $11.00 - $34.00      252,359     83,530

     At February 26, 1995, 127,416 stock options were available for future grant under the plans.



 b. Dividends - During fiscal 1995, the Company declared and paid cash dividends of $.40 per share, aggregating $2,227,000. A cash dividend of $.12 per share was declared on March 14, 1995 payable on May 9, 1995 to stockholders of record on April 11, 1995.

 c. Treasury Stock - The Company repurchased twelve shares and six shares of its common stock under authorizations of the Board of Directors during fiscal 1995 and 1994, respectively.

     On March 9, 1993, in a privately negotiated transaction with an unaffiliated third party, the Company repurchased 558,800 shares of its common stock for $6,566,000. The purchase was made outside the Company's stock repurchase program.

     Pursuant to a grant approved by the Company stockholders dated July 24, 1985, an officer of the Company exercised options on November 22, 1994 to purchase 50,000 shares of the Company's common stock. As permissible under the terms of the option agreement, the exercise price was paid by surrendering 23,904 shares of the Company's common stock (which was held as a long-term investment by the officer) to the Company, valued at $31.375 per share, the market price at that time.

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

 e. Reserved Common Shares - At February 26, 1995, 379,775 shares of common stock were reserved for issuance upon exercise of stock options.

9.   EARNINGS PER COMMON SHARE

     Primary earnings per common share are computed based on the weighted average number of common shares outstanding during the period. For fiscal year 1993, the assumed conversion of the Company's 7.25% Convertible Subordinated Debentures (after elimination of related interest expense and amortization of deferred debt issuance costs, net of income tax effect) was not considered in the calculation of the fully diluted earnings per share, as the effect was antidilutive.

     The weighted average number of common shares used to compute earnings per share are as follows:

                                                    Fiscal Year
                                           1995          1994         1993
    Primary                              5,429,000     3,993,000    4,534,000

        Fully diluted                    5,785,000     5,727,000    4,534,000



10. EMPLOYEE BENEFIT PLANS

    a. Profit Sharing Plan - Park and certain of its subsidiaries have a noncontributory profit sharing retirement plan covering their regular full-time employees. The plan may be modified or terminated at any time, but in no event may any portion of the contributions revert to the Company. The Company's contributions under the plan amounted to $2,297,000, $1,513,000 and $708,000 for fiscal 1995, 1994 and 1993, respectively. Contributions are discretionary and may not exceed the amount allowable as a tax deduction under the Internal Revenue Code.

    b. Pension Plans - A subsidiary of the Company has two pension plans covering its union employees. The pension plans are noncontributory defined benefit plans. The Company's funding policy is to contribute annually the amounts necessary to satisfy the Internal Revenue Service's funding standards.

        In accordance with SFAS No. 87, the Company records its unfunded pension liability related to its two defined benefit pension plans, which amounted to $1,452,000 and $1,691,000 at February 26, 1995 and February 27, 1994, respectively. The effect on the Company's consolidated financial statements in recording the liability is to recognize an asset (included in "Other Assets") of $480,000 and $543,000 at February 26, 1995 and February 27, 1994, respectively, and to record a reduction of stockholders' equity of $972,000 and $1,148,000 at February 26, 1995 and February 27, 1994, respectively.

        Pension cost includes the following components:

                                                     Fiscal Year
                                            1995         1994        1993
    Service cost - benefits earned
     during the period                    $ 65,000     $ 48,000     $ 41,000
    Interest cost on projected benefit
        obligation                         279,000      276,000      247,000
    Return on plan assets - actual         (24,000)     (40,000)     (94,000)
    Net amortization and deferral            9,000      (39,000)      (5,000)

        Net periodic pension cost         $329,000     $245,000     $189,000

    The funded status of the pension plans follows:
                                                 February 26,   February 27,
                                                     1995           1994
 Accumulated benefit obligation (including
  vested benefit obligation of $3,665,000
  and $3,816,000, respectively)                   $3,671,000      $3,816,000

 Projected benefit obligation                     $3,671,000      $3,816,000
 Plan assets at fair value                         1,997,000       1,983,000

 Excess of projected benefit obligation
  over plan assets                                 1,674,000       1,833,000

 Unrecognized net loss                              (976,000)     (1,152,000)
 Unrecognized prior service cost                    (268,000)       (301,000)
 Unrecognized initial net obligation being
  amortized over 15 years                           (208,000)       (238,000)

 Accrued pension liability                        $  222,000      $  142,000





        The projected benefit obligation was determined using an assumed discount rate of 8.25% and 7% for fiscal 1995 and 1994, respectively, and the assumed long-term rate of return on plan assets was 8% for both fiscal years. Projected wage increases are not applicable as benefits pursuant to the plans are based upon years of service without regard to levels of compensation.

        At February 26, 1995, plan assets were invested in U.S. government securities, discounted bank notes and equity securities.


11. COMMITMENTS AND CONTINGENCIES

    a. Lease Commitments - The Company conducts certain of its operations from leased facilities which include several manufacturing plants, warehouses and offices, and land leases. The leases on facilities are for terms of up to 10 years, the latest of which expires in 2000.
        Many of the leases contain renewal options for periods ranging from 1 to 15 years and require the Company to pay real estate taxes and other operating costs. The latest land lease expiration is 2013 and this land lease contains renewal options of up to 35 years.

        These noncancelable operating leases have the following payment schedule:

                        Fiscal Year         Amount
                           1996            $1,779,000
                           1997             1,320,000
                           1998             1,313,000
                           1999               726,000
                           2000               441,000
                           Thereafter       1,264,000

                                           $6,843,000

        Rental expense, inclusive of real estate taxes and other costs, amounted to $2,226,000, $2,142,000 and $1,755,000 for fiscal 1995,
        1994 and 1993, respectively.

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


12. BUSINESS SEGMENTS

    The Company has two major business segments: electronics and plumbing and industrial components. The Company's electronic materials and circuitry products are marketed primarily to large computer and electronics original equipment manufacturers ("OEMs") and to major independent printed circuit board manufacturers that are located throughout the United States, Canada, Europe and the Far East. The Company's plumbing and industrial components customers, the majority of which are locating in the United States, include OEMs, hardware and plumbing wholesalers, home improvement centers and aerospace and defense manufacturers.

    Financial information concerning the Company's business segments follows (all amounts stated in thousands of dollars):

                                                     Fiscal Year
                                           1995         1994         1993
    Sales to unaffiliated customers:
     Electronics                          $218,288     $182,559     $147,419
     Plumbing and industrial components     34,734       25,851       27,757

        Net sales                         $253,022     $208,410     $175,176

    Operating profit (1):
     Electronics                          $ 28,710     $ 18,597     $  6,292
     Plumbing and industrial components      1,226       (1,244)        (555)

        Total operating profit              29,936       17,353        5,737

    General corporate expense               (3,826)      (3,048)      (2,571)

    Interest expense                          (431)      (2,407)      (2,058)
    Other income, net                        1,822          947        1,967

        Total other income (expense)         1,391       (1,460)         (91)

        Earnings before income taxes      $ 27,501     $ 12,845     $  3,075

    Identifiable assets (2):
     Electronics                          $104,478     $ 91,786     $ 85,880
     Plumbing and industrial components     12,588        9,516       11,318
                                           117,066      101,302       97,198

    Corporate assets                        44,985       39,448       31,811

        Total assets                      $162,051     $140,750     $129,009

    Depreciation and amortization:
     Electronics                          $  8,133     $  7,910     $  6,955
     Plumbing and industrial components        793          737          782

                                             8,926        8,647        7,737
    Corporate depreciation                      25           86          103

    Total depreciation and
     amortization                         $  8,951     $  8,733     $  7,840

    Capital expenditures:
     Electronics                          $ 16,302     $  9,193     $  9,758
     Plumbing and industrial components      1,472          266          618

                                            17,774        9,459       10,376

    Corporate capital expenditures              30           23           17

        Total capital expenditures        $ 17,804     $  9,482     $ 10,393

    (1) Operating profit is comprised of total operating revenues, less costs and expenses other than interest expense, general corporate expense and income taxes.

    (2) Identifiable assets consist of those assets which are used by the segments. Corporate identifiable assets consist primarily of cash, cash equivalents and marketable securities.

         Sales to customers under common control, which were mostly attributed to the electronics segment, were 21.8%, 25.3% and 15.6% of the Company's consolidated sales for fiscal 1995, 1994 and 1993, respectively. Intersegment sales and sales between geographic areas were not significant.

         Financial information regarding the Company's foreign operations, which are conducted substantially in the United Kingdom, France and Singapore, follows:
                                                      Fiscal Year
                                            1995         1994        1993

         Sales to unaffiliated customers   $58,927      $46,491      $46,347
         Sales to U.S. affiliates (1)        2,992         -            -

                                           $61,919      $46,491      $46,347

         Operating income (loss)           $ 1,531      $(3,252)     $(2,942)

         Income (loss) before income
         taxes                             $ 1,535      $(3,242)     $(2,989)

         Identifiable assets               $44,150      $38,477      $37,031

    (1) Sales to U.S. affiliates are accounted for at cost and are eliminated in consolidation.

13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
                                                     Quarter
                                         First    Second    Third     Fourth
                                  (Amounts in Thousands, Except Per Share Amounts)
 Fiscal 1995:
  Net sales                             $62,769   $58,795   $64,834    $66,624
  Gross profit                           13,247    12,520    14,774     15,564
  Net earnings                            3,670     3,756     4,779      5,140

  Earnings per common share:
   Primary                                 $.78      $.66      $.84       $.90
   Fully diluted                           $.68      $.65      $.82       $.89

  Weighted average common
   shares outstanding:
   Primary                                4,708     5,672     5,687      5,716
   Fully diluted                          5,732     5,772     5,829      5,805

 Fiscal 1994:
  Net sales                             $49,229   $47,318   $54,063    $57,800
  Gross profit                            8,031     8,902    10,378     12,924
  Net earnings                              892     1,588     2,177      3,405

  Earnings per common share:
   Primary                                 $.22      $.40      $.55       $.85
   Fully diluted                           $.22      $.35      $.45       $.66

  Weighted average common
   shares outstanding:
   Primary                                4,002     3,983     3,983      4,005
   Fully diluted                          4,002     5,728     5,728      5,728

     Earnings per common share is computed separately for each quarter. Therefore, the sum of such quarterly per share amounts may differ from the total for the years.


14.  RESTATEMENT

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


                                                     Fiscal Year 1993
                                                  (Amounts in Thousands,
                                                 Except Per Share Amounts)

      Earnings before income taxes,
       as previously reported                             $3,370
      Adjustments                                           (295)
      Earnings before income taxes,
       as restated                                        $3,075

      Net earnings, as previously reported                $2,460
      Adjustments                                           (195)
      Net earnings, as restated                           $2,265

      Earnings per common share
       primary and fully diluted,
       as previously reported                             $ 0.54
      Adjustments to earnings                              (0.04)
      Earnings per common share
       primary and fully diluted,
       as restated                                        $ 0.50





                                        *******




























Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.


                                  PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information called for by this Item (except for information as to the Company's executive officers, which information appears elsewhere in this Report) is incorporated by reference to the Company's definitive proxy statement for the 1995 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Item 11. Executive Compensation.

         The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 1995 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain
         Beneficial Owners and Management.

         The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 1995 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions.

         The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 1995 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.



































                                   PART IV




Item 14. Exhibits, Financial Statement                             Page
         Schedules, and Reports on Form 8-K.

        (a) Documents filed as a part of this report

           (1) Financial Statements:

               The following Consolidated Financial
               Statements of the Company are
               included in Part II, Item 8:

               Report of Ernst & Young LLP,
               independent auditors                                   19

               Report of Deloitte & Touche LLP,
               independent auditors                                   20

               Reports of Arthur Andersen & Co.,
               independent auditors                                   21

               Balance sheets                                         24

               Statements of earnings                                 25

               Statements of stockholders' equity                     26

               Statements of cash flows                               27

               Notes to consolidated financial
               statements (1-14)                                      28

           (2) Financial Statement Schedules:

               Schedule II - Valuation and qualifying
               accounts                                               48



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

4.01 Summary of Rights to Purchase Series A Preferred Stock of the Company. (Reference is made to Exhibit 4.02 of the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 1994, Commission File No. 1-4415, which is incorporated herein by reference.)

4.02 Rights Agreement, dated as of February 15, 1989, by and between the Company and Registrar and Transfer Company, relating to the Company's Preferred Stock Purchase Rights. (Reference is made to Exhibit 4.03 of the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 1994, Commission File No. 1-4415, which is incorporated herein by reference.)

            Information concerning Registrant's long-term debt is set forth in Note 7 of the Notes to Consolidated Financial Statements included in Item 8 of this Report. No instrument defining the rights of holders of such long-term debt relates to securities having an aggregate principal amount in excess of 10% of the consolidated assets of Registrant and its subsidiaries; therefore, in accordance with paragraph (iii) of Item 4 of Item 601(b) of Regulation S-K, the instruments defining the rights of holders of long-term debt are not filed herewith. Registrant hereby agrees to furnish a copy of any such other instrument to the Securities and Exchange Commission upon request.

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

10.07(a) Option Agreement dated November 27, 1984 between Park and Jerry Shore. (Reference is made to Exhibit 10.07(b) of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 1991, Commission File No. 1-4415, which is incorporated herein by reference. This exhibit is a management contract or compensatory plan or arrangement.)

10.07(b) Amended and Restated Employment Agreement dated February 28, 1994 between Park and Jerry Shore. (Reference is made to Exhibit 10.07(c) of the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 1994, Commission File No. 1-4415, which is incorporated herein by reference. This exhibit is a management contract or compensatory plan or arrangement.)

10.07(c) Amendment No. 1 dated March 1, 1995 to the Amended and Restated Employment Agreement dated February 28, 1994 (see Exhibit 10.07(b) hereto) between Park and Jerry Shore. (This exhibit is a management contract or compensatory plan or arrangement.)

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

10.11(a) First Amendment to Lease dated October 21, 1994 to Lease Agreement dated August 31, 1989 regarding real property located at 1104 West Geneva Drive, Tempe, Arizona between Nelco Technology, Inc. and Cemanudi Associates.

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

10.19 Lease Agreement dated February 26, 1988 between the New York State Department of Transportation and the Edgewater Stewart Company regarding real property located at 15 Governor Drive in the Stewart International Airport Industrial Park, New Windsor, New York.

10.19(a) Assignment and Assumption of Lease Agreement dated February 16, 1995 between New England Laminates Co., Inc. and The Edgewater Stewart Company regarding the assignment of the lease (see
            Exhibit 10.19 hereto) for the real property located at 15 Governor Drive in the Stewart International Airport Industrial Park, New Windsor, New York.

10.19(b) Lease Amendment No. 1 dated February 17, 1995 between New England Laminates Co., Inc. and the New York State Department of Transportation regarding the real property located at 15 Governor Drive in the Stewart International Airport Industrial Park, New Windsor, New York.

11.01       Computation of fully-diluted earnings per common share.

22.01       Subsidiaries of the Company.

24.01       Consent of Ernst & Young LLP.

24.02       Consent of Deloitte & Touche LLP.

24.03       Consent of Arthur Andersen & Co.


      (b) Reports on Form 8-K filed during the fiscal quarter ended February 26, 1995.

           None.













                                 SIGNATURES



       Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 24, 1995                      PARK ELECTROCHEMICAL CORP.



                                      By:
                                                 Jerry Shore,
                                       Chairman of the Board and President



       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                        Title                    Date


                             Chairman of the Board,
Jerry Shore                  President and Director
                             (principal executive
                             officer)                       May 24, 1995

                             Vice President (principal
Allen Levine                 financial and accounting
                             officer)                       May 24, 1995

                             Director
E. Philip Smoot                                             May 24, 1995


                             Director
Brian E. Shore                                              May 24, 1995


                             Director
Anthony Chiesa                                              May 24, 1995


                             Director
Lloyd Frank                                                 May 24, 1995



                             Director
Norman M. Schneider
                                                            May 24, 1995






Schedule II
PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


         Column A                         Column B      Column C              Column D               Column F
                                         Balance at    Charged to               Other               Balance at
                                         Beginning      Cost and       Accounts      Translation       End
       Description                       of Period      Expenses      Written Off    Adjustment     of Period

                                                                         (A)


ALLOWANCE FOR DOUBTFUL ACCOUNTS:

52 weeks ended February 26, 1995          $2,673,000   $   (44,000)     $ (186,000)    $   47,000      $2,490,000


52 weeks ended February 27, 1994          $2,977,000    $   (3,000)     $ (317,000)    $   16,000      $2,673,000


52 weeks ended February 28, 1993          $1,645,000    $1,904,000      $ (451,000)   $  (121,000)     $2,977,000





(A)  Uncollectible accounts, net of recoveries























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

                                  FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended February 26, 1995


                             ___________________



                         PARK ELECTROCHEMICAL CORP.







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

4.01 Summary of Rights to Purchase Series A Preferred Stock of the Company. (Reference is made to Exhibit 4.02 of the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 1994, Commission File No. 1-4415, which is incorporated herein by reference.)

4.02 Rights Agreement, dated as of February 15, 1989, by and between the Company and Registrar and Transfer Company, relating to the Company's Preferred Stock Purchase Rights. (Reference is made to Exhibit 4.03 of the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 1994, Commission File No. 1-4415, which is incorporated herein by reference.)

            Information concerning Registrant's long-term debt is set forth in Note 7 of the Notes to Consolidated Financial Statements included in Item 8 of this Report. No instrument defining the rights of holders of such long-term debt relates to securities having an aggregate principal amount in excess of 10% of the consolidated assets of Registrant and its subsidiaries; therefore, in accordance with paragraph (iii) of Item 4 of Item 601(b) of Regulation S-K, the instruments defining the rights of holders of long-term debt are not filed herewith. Registrant hereby agrees to furnish a copy of any such other instrument to the Securities and Exchange Commission upon request.

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

10.07(a) Option Agreement dated November 27, 1984 between Park and Jerry Shore. (Reference is made to Exhibit 10.07(b) of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 1991, Commission File No. 1-4415, which is incorporated herein by reference. This exhibit is a management contract or compensatory plan or arrangement.)

10.07(b) Amended and Restated Employment Agreement dated February 28, 1994 between Park and Jerry Shore. (Reference is made to Exhibit 10.07(c) of the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 1994, Commission File No. 1-4415, which is incorporated herein by reference. This exhibit is a management contract or compensatory plan or arrangement.)

10.07(c) Amendment No. 1 dated March 1, 1995 to the Amended and Restated Employment Agreement dated February 28, 1994 (see Exhibit 10.07(b) hereto) between Park and Jerry Shore. (This exhibit is a management contract or compensatory plan or arrangement.)

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

10.11(a) First Amendment to Lease dated October 21, 1994 to Lease Agreement dated August 31, 1989 regarding real property located at 1104 West Geneva Drive, Tempe, Arizona between Nelco Technology, Inc. and Cemanudi Associates.

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

10.19 Lease Agreement dated February 26, 1988 between the New York State Department of Transportation and the Edgewater Stewart Company regarding real property located at 15 Governor Drive in the Stewart International Airport Industrial Park, New Windsor, New York.

10.19(a) Assignment and Assumption of Lease Agreement dated February 16, 1995 between New England Laminates Co., Inc. and The Edgewater Stewart Company regarding the assignment of the lease (see
            Exhibit 10.19 hereto) for the real property located at 15 Governor Drive in the Stewart International Airport Industrial Park, New Windsor, New York.

10.19(b) Lease Amendment No. 1 dated February 17, 1995 between New England Laminates Co., Inc. and the New York State Department of Transportation regarding the real property located at 15 Governor Drive in the Stewart International Airport Industrial Park, New Windsor, New York.

11.01       Computation of fully-diluted earnings per common share.

22.01       Subsidiaries of the Company.

24.01       Consent of Ernst & Young LLP.

24.02       Consent of Deloitte & Touche LLP.

24.03       Consent of Arthur Andersen & Co.


      (b) Reports on Form 8-K filed during the fiscal quarter ended February 26, 1995.

           None.



































                                EXHIBIT 3.01








































                                    RESTATED

                          CERTIFICATE OF INCORPORATION
                                       OF
                           PARK ELECTROCHEMICAL CORP.



     Under Section 807 of the Business Corporation Law-,

     The undersigned, being respectively a Vice President and the Secretary of Park Electrochemical Corp. , for the purposes of changing-- and restating the Certificate of Incorporation of Park Electrochemical Corp., pursuant to Section 807 of the Business Corporation Law of the State of Now York, do hereby certify as follower

      1.  (a) The name of the corporation is "PARK
ELECTROCHEMICAL CORP. 11,

          (b) The corporation was originally formed under the none of "Park Name Plate Inc.

      2. The Certificate of Incorporation of the corporation was filed by the Department of State on the 31st day of March, 1954.

      3. The Certificate of Incorporation of the corporation is hereby changed to affect the following changes authorized by paragraph (b) of Section 803 of the Business Corporation Laws

          (a) to change the location of the office of the corporation from the City of New York, County of NOW York and State of New York, tot the County of Nassau and State of New York.

          (b) to change the address to which the secretary of State of the state of Now York in directed to mail a copy of process in any action or proceeding against the corporation which may be served upon him from: Parker, Chapin and Flattau, Esqs., 530 fifth Avenue, Now York 36, New York, to:
Park Electrochemical Corp., 5 Dakota Drive, Lake Success, New York 11042, Attention: General Counsel.

     The text of the Certificate of Incorporation of the corpora-ion is hereby restated as heretofore amended and as changed hereby to read in full as set forth in Paragraph 4 hereof.

4.                        CERTIFICATE OF INCORPORATION
                                       OF
                            PARK ELECTROCHEMICAL CORP.

I.    The name of the corporation shall be PARK ELECTROCHEMICAL
CORP.

II.   The purposes for which the corporation is formed are,

      A. To carry on the general business of manufacturing and distributing metal nameplates and decorative trim and other components and/or products and generally to do all acts and things which may be necessary or convenient to the furtherance of the aforementioned purposes.

      D. To acquire, and pay for in cash, stock or bonds of this corporation or otherwise, the goodwill, rights, assets and property, and to undertake or assume the whole or any part of the obligations or liabilities of any person, firm# association or corporation.

      C. To manufacture, purchase, or otherwise acquire in any lawful manner, and to hold, own, mortgage, pledge, sell, transfer, convert, store, import, export or deal in any other manner, dispose of and to invest, trade, deal in and deal with all goods wares, merchandise and property of every class and description.

      D. To acquire, hold, use, sell, assign, lease, grant licenses in respect of, mortgage or otherwise dispose of letters patent of the United States or any foreign country patent rights inventions, improvements and processes, copyrights, trademarks and trade names, relating to or useful in connection with any business of this corporation.

      E. To acquire by purchase, subscription or otherwise, and to receive, hold, own, guarantee, sell, assign, exchange, transfer, mortgage, pledge or otherwise dispose of or deal in and with any of the shares of the capital stock, or any voting trust certificates in respect of the shares of capital stock, scrip, warrants, rights, bonds, debentures, notes, trust receipts, and other securities, obligations, choses in action and evidences of indebted-ness or interest issued or created by any corporations, joint stock companies, syndicates, associations, partner-ships, firms, trusts or persons, public or private, or by the government of the United States of America, or by any foreign government, or by any state territory, province, municipality or other political subdivision or by any governmental agency, and as owner thereof, to possess and exercise all the rights do any and all acts and things necessary or advisable for the preservation, protection, improvement and enhancement in value thereof.

      F. To borrow, or raise moneys for any of the purposes of the corporation, and, from time to time without limit as to amount, to draw, make, accept, endorse,execute and issue promissory notes, drafts,bills of exchange, warrants, bonds, debentures and other negotiable or non-negotiable instruments and evidences of indebtedness, and to secure the payment of any thereof and of the interest thereon by mortgage upon, pledge, conveyance or assignment in trust of the whole or any part of the property of the corporation, whether at the time owned or thereafter acquired, and to sell, pledge or otherwise dispose of such bonds or other obligations of the corporation for its Corporate purposes.

          To make any guarantee respecting dividends, shares of stock, bonds, debentures, contracts or other obligations to the extent that such power may be exercised by corporations organized under the Stock Corporation Law.

      G. To loan to any person, firm, partnership or corpora-tion any of its surplus funds, either with or without security.

      H. To purchase, hold, sell and transfer the shares of its capital stock; provided it shall not use its funds or property for the purchase of its own shares of capital stock when such use would cause any impairment of its capital except as otherwise permitted by law, and provided further that shares of its own capital stock belonging to it shall not be voted upon directly or indirectly.

      I. To have one or more offices, to carry on all or any of its operations and business and without restriction or limit as to amount to purchase or otherwise acquire, hold, own, mortgage, sell, convey or otherwise dispose of, real and personal property of every class and description in any of the states, districts, territories or colonies of the United states, and in any and all foreign countries, subject to the laws of such state, district, territory, colony or country.

      J. To enter into, make, perform and carry out contracts of every kind, which may be necessary for or incidental to the business of the corporation with any person, firm, corporation, private, public or municipal, body politic, under the government of the United States, or any territory district, protectorate, dependency or insular or other possession or acquisition of the United States, or any foreign governments so far as, and to the extent that, the same may be done and performed by a corporation organized under the Stock Corporation Law.

      K. To do any and all things necessary, suitable, conve-nient or proper for, or in connection with,or incidental to, the accomplishment of any of the purposes or the attainment of any one or more of the objects herein enumerated, or designed directly or indirectly to promote the interests of the corporation, or to enhance the value of any of its properties and in general to do any and all things and exercise any and all powers which it may now or hereafter be lawful for the corporation to do or to exercise under any of the laws of the State of New York that may now or hereafter be applicable to the corpora-tion.

      L. The purposes and powers specified in the foregoing clauses are to be construed both as purposes and powers and shall, except where otherwise expressed be in no way limited or restricted by reference to or inference from, the terms of any other clause in this certificate of incorporation, but the purposes and powers specified in each of the foregoing clauses of this article shall be regarded as independent purposes and powers.

III. The aggregate number of shares which the Corporation shall have authority to issue shall consist of 15,000,000 shares of Common Stock of the par value of S-10 per share, And 500,000 shares of Preferred stock of the par value of $1 per share. The Preferred stock shall be issuable in series with such designations relative rights, preferences and limitations as may be fixed from time to time by the Board of Directors.

      The designations, relative voting, dividend, liquidation and other right, preferences and limitations of the Preferred Stock
(unless otherwise fixed by the Board of Directors) and the Common
Stock are as follows:

      1. The shares of Preferred Stock may be divided into and issued in one or more series, and each series shall be so designat-ed so as to distinguish the shares thereof from the shares of all other series. All shares of Preferred Stock shall be identical except in respect of particulars which may be fixed by the Board of Directors as hereinafter provided pursuant to authority which is hereby expressly vested in the Board of Directors. Each share of a series shall be identical in all respects with all other shares of such series, except as to the date from which dividends thereon shall be cumulative on any series as to which dividends are cumulative. Shares of Preferred Stock of any series which have been cancelled in any manner, including shares redeemed or reacquired by the Corporation and shares which have been converted into or exchanged for shares of any other class, or any series of the same or any other classy shall have the status of authorized but unissued shares of Preferred Stock and may be reissued as shares of the series of which they were originally a part or may be issued as shares of a now series or any other series of the same class.

      2. Before any shares of Preferred Stock of any series shall be issued, the Board of Directors, pursuant to authority hereby expressly vested in it, shall fix by resolution or resolutions the following provisions in respect of the shares of each such series so far as the same are not inconsistent with the provisions of this
Article III applicable to all series of Preferred Stock.

      (a) the distinctive designations of such series and the number of shares which shall constitute such Series which number may be increased (except where otherwise provided by the Board of Directors in creating such series) or decreased (but not below the number of shares thereof then outstanding) from time to time by like action of the Board of Directors.

      (b) the annual rate or amount of dividends payable on shares of such series, whether such dividends shall be cumulative or noncumulative, the conditions upon which and/or the dates when such dividends shall be payable &nd the date from which dividends on cumulative series shall accrue and be cumulative on all shares of such series issued prior to the payment date for the first dividend of such series;

      (c) whether such series shall be redeemable and, if so, the terms and conditions of such redemption, includ-ing the time or times when and the price or prices at which shares of such series $hall be redeemed;

      (d) the rights of the shares of such series in the event of liquidation, dissolution or winding up of the affairs of the Corporation)

      (e) whether such series shall be convertible into or exchangeable for shares of any other class, or any series of the same or any other class, and, if so, the terms and conditions thereof, including the date or dates when such shares shall be convertible into or exchangeable for shares of any other class, or any series of the same or any other class, the price or prices or the rate or rates at which shares of such series shall be so convertible or exchangeable, and any adjustments which shall be made, and the circumstances in which any such adjustments shall be made, in such conversion or exchange prices or rates;

      (f) whether such series shall have any voting rights in addition to those prescribed by law and, if so, the terms and conditions of exercise of such voting rights;
      and

      (g) any other designations, relative rights, prefer-ences or limitations.
      3. (a) So long an any shares of Preferred Stock of any series shall be outstanding, the Corporation will not declare or pay any dividends on the Common Stock (other than dividends payable solely in shares of Common Stock) or make any distribu-tions of any kind, either directly or indirectly, in respect of shares of Common stock, or make any payment on account of the purchase, redemption or other acquisition of Common Stock, unless on the payment, distribution or redemption date, as the case may be, all dividends on the then outstanding shares of Preferred Stock of all series for all past dividend periods shall have been paid to the full extent of the preference, if any, to which each series of Preferred Stock is entitled.

      (b) In case the corporation shall not pay in full all stated dividends required to be paid on all shares of all aeries of Preferred Stock at the time outstanding to the full extent of the preference, if any, to which each such series is entitled, the shares of all series of Preferred Stock shall share ratably in the payment of dividends, including accumulations, if any, in accordance with the sums which would be payable on such shares if all divi-dends were declared and aid in full. Accumulations of dividends shall not bear interest.

      (c)     In case the Corporation shall not pay
in full all amounts required to be paid on all shares of all series of Preferred Stock at the time outstanding in the event of the liquidation, dissolution or winding up of the affairs of the Corporation,the shares of all series of Preferred
Stock shall share ratably in the payment of all amounts payable in the event of such liquidation, dissolution or winding U in accordance with the sums which would be payable on such shares if all amounts payable on such liquidation, dissolution or winding up were paid in full.

          W When dividends shall have been paid
(or declared and set aside for payment) on the Preferred Stock to the full extent of the preference, if any, to which the Preferred Stock in entitled, dividends on the remaining class or classes of stock may then be paid out of the funds of the Corporation which are legally available therefor.

          (a)     Subject to the limitations prescribed
in this Article III and any further limitations which may f rom time to time be prescribed by the Board of Directors in accordance herewith the holders of Common Stock shall be entitled to receive dividends on the Common Stock, when, as and if declared by the Board of Directors out of the funds of the, Corporation which are legally available therefor.

     4.     The* authorized but unissued shares of
Common Stock and the authorized but unissued shares of Preferred stock may be issued for such consideration, not less than the par value thereof, an may be fixed from time to time by the Board of Directors.

     5 .   (a)  Except as otherwise determined pur-
suant to authority of the Board of Directors an hereinbefore provided, or by the Business Corpora-tion Law of the State of Now York, all voting rights shall be vested exclusively in the holders of the outstanding shares of Common Stock and each such holder shall be entitled to one vote per share for all purposes for each share of Common Stock hold of record by him.

          (b)     Except as otherwise determined
pursuant to authority of the Board of Directors as hereinbefore provided, or by the Business
Corporation Law of the State of New York, the holders of Preferred Stock shall not be entitled to vote for any purpose nor shall they be entitled to' notice of meetings of shareholders.

     6.     The Board of Directors has authorized a
series of Preferred Stock which series shall be designated as $Sri*# A Preferred Stock (the "Series
A Preferred Stock") and this number of shares constituting such series shall be 150,000.

          (a) The holders of record of shares of
     Series A Preferred Stock shall be entitled to receive,when, as and if declared by the Board of Directors or a duly authorized committee thereof out of funds legally available for the purpose, dividends in cash at the rate per share of 5% per annum (calculated an a percentage of the liquidation value per share of $100). Dividends shall be payable quarterly, on the dates on which a quarterly dividend or distribution on the Common Stock, $.10 par value per share ("Common Stock") of the Corporation is payable (other than a dividend payable in Common Stock) (each such date being referred to herein as a "Dividend
     Payment Date"), commencing on the first
     Dividend Payment Date after the first issuance of a share or fraction of a share of Series A
     Preferred Stock, or, if no such dividends on the Common Stock are Payable then on such quarterly dates designated by the Board of Directors or a duly authorized committee thereof. To the extent the Board of Directors or a duly authorized committee thereof does not declare the full 5% dividend or, if so declared, such dividend is not fully paid in cash the amount not so declared or paid shall accumulate as provided in paragraph (b) of this Section 6. The Board of Directors or a duly authorized committee thereof may fix a record date for the determination of holders of shares of Series A Preferred Stock entitled to receive payment of a dividend declared thereon, which record data shall be not less than 10 days nor more that 50 days prior to the date fixed for the payment thereof.

          (b) Dividends on the outstanding shares
     of Series A Preferred Stock shall be cumula-tive from the date of issue of such shares.
     Accrued dividends, whether or not declared, that are not paid shall compound quarterly at St per annum until the date of payment of such dividends.The amounts ' with respect to such compounding shall also constitute accrued dividends.Accumulated but unpaid dividends may be declared and paid at any time, without reference to any regular Dividend Payment
     Date, to holders of record on such date, not less than 10 days nor more than 50 days preceding the payment date thereof, as may be fixed by the Board of Directors of the Cor-poration or a duly authorized committee thereof.

          (c) So long as any of the shares of
     Series A Preferred Stock are outstanding, no dividends shall be paid or declared, nor any distribution be made, on the Common Stock, or any other security junior to @he Series A
     Preferred Stock, other than a dividend payable in common stock or such other junior security, nor shall any shares of Common Stock, or any other security junior to the Series A
     Preferred Stock, be acquired for consideration by the Corporation, unless all dividends on the Series A Preferred Stock for all past dividend dates shall have been paid and -the* full dividends thereon for tho most recent dividend date shall have been paid or declared and a sum sufficient for the payment thereof set &part. Subject to the foregoing provisions, dividends on the Common stock
     (payable in cash, stock or otherwise) as may be determined by the Board of Directors may be declared and paid from time to time out of the remaining funds legally available for the payment of dividends, and the Series A
     Preferred Stock shall not be -entitled to participate in any such dividends, whether payable in cash, stock or otherwise.

        (d) The holders of record of shares of
     Series A Preferred Stock shall not be entitled to any voting rights, except as otherwise provided by law.

      (e)     The Corporation may at the discrimina-
tion of a majority of the Continuing Directors
(as hereinafter defined) redeem, at any time, in whole but not in part, all of the shares and fractional shares of Series A Preferred stock at a redemption price of $6,060 Per whole share, reduced pro rata for redemptions of fractional shares, plus accrued and unpaid dividends thereon (as provided in paragraphs
(a), (b) and W of this Section 6 above) to the date fixed -for optional redemption, and adjusted if, and to the extent that, the price at which the Series A Preferred Stock is issued is more or less than $6,000 per share.

  (f)   In the event the Corporation shall
redeem the shares of Series A Preferred Stock, notice of such redemption shall be given by first class mails postage prepaid, mailed not less than 15 days nor more than 60 days prior to the redemption date I to each holder of record of such shares at such holder's address as the same appears on the stock register of the Corporation, provided however, that no failure to mail 'such notice nor any defect therein shall affect the validity of the redemption of the shares of Series A Preferred
Stock to be redeemed. Each such notice shall state (i) the redemption date; (ii). the Place or places where certificates for shares are to be surrendered for payment of the redemption price and (iii) that dividends on the shares will cease to accrue on such redemption date.
     (g) Notice having been mailed as afore-
said, from and after the redemption date
(unless default shall be made by the
Corporation in providing money for the payment of the redemption price) dividends on the share of Series A Preferred stock shall cease to accrue and all rights of the holders thereof as stockholders of the Corporation
(except the right to receive from the
corporation the redemption price and any accrued and unpaid dividends) shall cease.
Upon surrender in accordance with said notice of the certificates for shares (properly endorsed or assigned for transfer, if the Continuing Directors of the Corporation shall so require and the notice shall so state), such shares shall be redeemed by the Corporation at the redemption price aforesaid.
"Continuing Director" shall mean a
member of the Corporation's Board of Directors who was a member of the Corporation's Board of Directors prior to the time an Acquiring
Person (as hereinafter defined) became an Acquiring Person# and any successor of a Continuing Director who is recommended in writing to succeed a Continuing Director by a majority of Continuing Directors then on the Corporation's Board of Directors.

          "Acquiring Person" shall mean any
person who or which, together with all
affiliates and associates of such person, is the Beneficial Owner (as hereinafter defined) of 30% or more of the shares of Common Stock then outstanding but shall not include the corporation, any employee benefit plan of the Corporation or any person holding shares of Common Stock and which was organized appointed or established by the Corporation for or pursuant to the terms of any such plan.

          A person shall be deemed the "Bene-
ficial owner" of, and shall be deemed to "beneficially own" any securities W which such person or any of such person's affiliates or associates beneficially owns, direct or indirectly; (ii) which such person or any of such person's affiliates or associates has (A) the right to acquire (whether such right is exercisable immediately or only after the passage of time) pursuant to any agreement, arrangement or understanding (whether or ' not in writing) or upon the exercise of conversion rights,exchange rights, rights, warrants or options,or otherwise Provided however. that a person shall not be deemed the "Beneficial owner" of, or to "beneficially own", se=i-
-ties tendered pursuant to a tender or exchange off or made by such person or any of such person's affiliates or associates until such tendered securities are accepted for purchase or exchanger or (B) the right to vote pursuant to any agreement# arrangement or understanding
(whether or not in writing), provided, how-ever, that a person shall not be deemed the "Beneficial Owner" of, or to "beneficially own", any security under this clause (3) if the agreement, arrangement or understanding to vote such security (1) arises solely from a revocable proxy given in response to a public proxy or consent solicitation made pursuant to, and in accordance with, the applicable
               -12-

rules and regulations of the Securities
Exchange Act of 1934, an amended, and (2) is not also then reportable by such person on
Schedule 13D under said Securities Exchange
Act (or any comparable or successor report)j or (iii) which are beneficially owned, directly or indirectly, by any other person with which such person or any of such person's affiliates or associates has or has had any agreement, arrangement or understanding
(whether or not in writing), for the purpose of acquiring, holding, voting (except pursuant to a revocable proxy as described in clause
(B)of subparagraph (ii) of this paragraph or disposing of any securities of the
Corporation.

     W Any shares of Series A Preferred
Stock which shall have been redeemed shall, after such redemption, have the status of authorized but unissued shares of Preferred
Stock, without designation as to series until such shares are once more designated as part of a particular series by the Board of Directors.

     (l)     In the event of any voluntary or
involuntary liquidation, dissolution or
winding up of the affairs of the CorporatIon, the holders of shares of Series A Preferred
Stock then outstanding shall be entitled to be paid out of the assets of the Corporation available for distribution to its stockholders
An amount in cash equal to the greater of (i)
$100 for each whole share outstanding, or (ii) an aggregate amount for each whole share outstanding equal to 100 times the aggregate amount distributable per share with respect to the Common Stock; such amount in either case to be reduced pro rata for any fractional shares outstanding, plus an amount in cash equal to all accrued but unpaid dividends thereon (as provided in paragraphs (a), (b) and (c) of this Section 6 above) to the date fixed for liquidation, dissolution or winding up before any payment shall be made or any assets distributed to the holders of any shares of Common Stock or to the holders of any shares of stock ranking Junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Preferred
Stock. if the assets of the corporation are

                  -13-

not sufficient to pay in full the liquidation payments payable to the holders of outstanding shares of series A Preferred Stock, than the holders of all such shares shall share ratably in such distribution of assets in accordance with the amount which would be payable on such distribution if the amounts to which the holders of outstanding shares of Series A Preferred Stock are entitled were paid in full.

(m)  For the purposes of this Section 6
neither the voluntary sale, conveyance,
exchange or transfer For cash, shares of stock, securities or other consideration) of all or substantially all the property or assets of the Corporation nor the consolidation or merger of the Corporation with one or more other corporations shall be deemed to be a liquidation, dissolution or winding up, voluntary or involuntary, unless such voluntary sale, conveyance, exchange or transfer shall be in connection with a dissolution or winding up the business of the Corporation.

  (n)     The Series A Preferred Stock shall
be pari passu to all other series of the Corporation's Preferred Stock as to the payment of dividends and the distribution of mots, except to the extent a series is made junior or subordinate to the Series A
Preferred Stock.

 (o)  Each fractional share of the Series
A Preferred Stock outstanding shall 'be
entitled to A ratably proportionate amount of all rights relating to the shares of the Series A Preferred Stock, including dividend and voting rights. The liquidation payment or redemption payment with respect to each fractional share of Series A Preferred Stock shall be equal to a ratably proportionate amount of the liquidation payment or redemption payment with respect to each outstanding share of Series A Preferred stock.

     IV.     The office of the corporation in
to be located in the County of Nassau and State of New York.

     VI     Its duration in to be perpetual.

                    -14-



     VI. The Board of Directors is expressly authorized and empowered from time to time (a) to fix, by resolution adopted by a majority of the entire Board, the number of directors which shall constitute the entire Board of Directors, such number to be not less than three (3), and
(b) to amend or repeal any BY-Laws or adopt any now By-
Laws, but any By-Law adopted by the Board of Directors may be amended or repealed by the, shareholders at any Annual
Meeting or at any Special Meeting.

     VII. Shares of stock in other corporations held by this corporation, shall be voted by such officer or offi-cers of this corporation as the board of directors, by a majority vote shall designate for this purpose, or by a proxy thereunto duly authorized by a like vote of said board.

     VIII. It is hereby provided, pursuant to section 74 of the Stock Corporation Law# that this corporation shall have power to issue the whole or any part of the shares of its capital stock as partly paid stock, subject to calls there,on until the whole thereof shall have been paid in.

     IX. No contract or other transaction between the
corporation and any other corporation shall ")e affected, or invalidated by the f act that any one or more of the directors of this corporation is or are interested in, or is a director or officer, or are directors or officers of such
other corporation and any director or directors, individu-
ally or jointly, may be a party or parties to, or may be interested in, any contract or transaction of this corpora-
tion or in which this corporation is interested) and no
contract, act or transaction of this corporation with any
person or persons, firm, or corporations, shall be Affect-
ed, or invalidated by the fact that any director or direc-
tors of this corporation is a party, or are parties to or interested in such contract, act or transaction, or in any way connected with such person or persons, firm, associa-
tion or corporation, and each and every person who may
become a director of this corporation is hereby relieved
from any liability that might otherwise exist from con-
tracting with the corporation for the benefit of himself or any,firm or association or corporation in which he may be
%A   W -_ & Ad %0-0

     X. No holder of either class of stock shall be entitled an of right, to purchase or subscribe for any part of unissued stock of either class, or any additional stock to be issued by reason of any increase of the authorized capital stock of the company, or any bonds, certificates of indebtedness, debentures or other securities convertible into stock of the corporation# but any such unissued stock or such additional authorized issue of now stock, or of other securities convertible into stock may be issued and disposed of pursuant to resolution of the board of direc-tors to such persons, firms, corporations or associations and upon such terms as ma y be doomed advisable by the board of directors in the exercise of their discretion.

                    XI.     The corporation shall indemnify any
person made a party to any action, suit or proceeding, by reason of the fact that he, his testator or intestate, is or was a directors officer or employee of the corporation, or of any firm, corporation, or association which he served an such at the request of the corporation, against the reasonable expenses (including attorney's fees and, to the extent permitted by law, any amount paid in a court approved settlement) actually and necessarily incurred by him in connection with the defense of such action, suit or pro-ceeding, or in connection with any appeal therein, except in relation to matters as to-which it shall be adjudged in such action, suit or proceeding that such officer, director or employee is liable for negligence or misconduct in the performance of his duties.

                    XII.     The Secretary of $tat* is designated
as agent of the corporation for the service of process, and directed to mail a copy of such process to the corporation at the following address: Park Electrochemical Cory., 5 Dakota
Drive, Lake Success, Now York 11042, Attention: General
Counsel.

                    5.     The changes not forth in paragraph 3
hereof, and the restatement of the Certificate Of Incorporation set forth in Paragraph 4 hereof, were duly authorized by the affirma-tive vote of the Board of Directors of the corporation at a duly convened meeting thereof held the 28th day of March, 1989.

               IN WITNESS WHEREOF, we, the undersigned have executed and subscribed this certificate and do affirm the foregoing as true under the penalties of perjury this 28th day of March, 1989.


                             __________________________________
                              Allen Levine, Vice President


                              _________________________________
                               Harry Linzer, Secretary


























                                EXHIBIT 10.03(a)































                          SECOND ADDENDUM TO LEASE


This Second Addendum to Lease by and between TCLW/Fullerton, a California general partnership ("Landlord") and Nelco Products, Inc. , a Delaware corporation ("Tenant") shall amend that certain Lease Agreement dated August 16, 1983 and shall amend the First Addendum to Lease known as Exhibit "C" dated August 16, 1983 by and between Landlord and Tenant relating to certain real property located in Orange County, California, as follows:

For purposes of this Addendum the existing leased premises at 1411
E. Orangethorpe Avenue shall be called "1411" and the additional leased premises at 1421 E. Orangethorpe Avenue shall be called
111421".

55. Demised Premises. Commencing January 1, 1987 Tenant shall increase its current space of 36,462 square feet "1411" to include the adjacent space of 21,240 square feet "142111, as further outlined in Exhibit "D" attached.

56. Extension of 1411 E. Orangethorpe Avenue Lease. In consideration for the terms and conditions of the leasing of "1421", tenant shall execute the attached Exhibit "E" thereby exercising its option to extend the existing lease at 1411
     E.Orangethorpe Avenue.

57. Lease Term. The lease term with respect to "1421" shall be for six (6) years and nine (9) months commencing on January
     1, 1987 and ending on September 30, 1993.

58. Rent Schedule. The rent with respect to "1421" shall be on a net basis and structured as follows:

     January 1, 1987 - $6,372.00 per month.
     September 30, 1988:

     October 1, 1988 -           The rent on October 1, 1988 shall
     September 30, 1993:         be adjusted upwards in accordance
                                 with the percentage increases
                                 that occur in the Consumer Price
                                 Index from the December 1, 1986
                                 commencement date, with a ceiling
                                 factor, as further outlined in
                                 Paragraph 50 of Exhibit
                                 The adjusted rent shall remain
                                 constant for the following thirty
                                 (30) month period and on April
                                 1, 1991 be adjusted once more
                                 in accordance with the adjustment
                                 formula outlined in Paragraph
                                 50 of Exhibit "C".

59. Option to Extend. While this Lease is in full force and effect and provided that Tenant is not in default of any of the terms, covenants, and conditions thereof, Tenant shall have the option to extend the term of the "1421" lease for two further terms of sixty (60) months. Such extension(s) of the "1421" lease term shall be on the same terms, covenants, and conditions as those provided for in the "1411" lease except that the rent shall be equal to the rent being paid on the "1411" leased premises. Addition ally, the provisions outlined in subparagraph b, c, d and e of paragraph 51 shall apply.


60. Tenant's Proportionate Share. Tenant's Proportionate Share as referenced in Paragraph 4 & 5 of the lease shall be increased to 60.93%: (Total building area = 94,702 square feet; leased premises "1421" and "1411" equal 57,702 square feet).

61. Tenant Improvements. Tenant shall be leasing the premises at "1421" in an "as is" condition with the following exceptions:

     1. Landlord shall provide an opening in the demizing wall separating "1411" from "1421".

     2. Landlord shall provide a two-inch water line in a manner which does not substantially exceed the cost for that previously installed in "1421".

          The lease term shall commence and all Tenant's obligations under this lease, including payment of rent, shall commence on January 1, 1987, regardless of the status of the above work to be performed by Landlord. Landlord agrees to diligently pursue and complete such work.

62. Prior Claims. Tenant hereby waives any pending claims on Landlord as of the date of this Second Addendum.

63. Landlord shall designate, with no obligation to enforce, thirty-five (35) parking spaces with respect to "1421' for Tenant's exclusive use, in that portion of the common area that is marked in yellow on Exhibit A of the original lease.

All other terms and conditions of the lease shall remain in full force and effect for the leased premises at "1421".

LANDLORD:

TCLW/FULLERTON,
a California general partnership

By:
Its:General Partner


TENANT:
NELCO PRODUCTS, INC.,
a Delaware corporation

By: /s/ E.Philip Smoot
Its: President

                 EXHIBIT "E"



This Extension Agreement is to be attached to and form a part of the lease (which together with any amendments, modifications and extensions thereof is hereinafter called the Lease), made the 16th day of August, 1983, by and between TCLW/Fullerton, a California general partnership ("Landlord") and Nelco Products, Inc., a Delaware corporation ("Tenant") covering the premises known as 1411 E. Orangethorpe Avenue, Fullerton, California.

The Lease is hereby renewed and extended for a further term of sixty (60) months to commence on the 1st day of October, 1988, and to end on the 30th day of September, 1993, on condition that Landlord and Tenant comply with all the provisions of the covenants and agreements contained in the Lease.

The parties hereto have signed this extension agreement this 26th day of January, 1989.


LANDLORD:

TCLW/FULLERTON,
California general partnership

By:__________________________


Its: General Partner

By: /s/E.Philip Smoot
Its: President

















































                           EXHIBIT 10.07(c)






























     THIS AMENDMENT NO. 1, made and entered into as of the day of March, 1995, by and between PARK ELECTROCHEMICAL CORP., a New York corporation (hereinafter called the "Company"), having an office at 5 Dakota Drive, Lake Success, New York 11042, and JERRY SHORE (hereinafter called "Shore"), residing at Lighthouse Road, Sands Point, Long Island, New York (this "Amendment").

                 WITNESSETH:

          WHEREAS, the Company and Shore have previously executed and delivered an Amended and Restated Employment Agreement, dated as of February 28, 1994 (the "Original Agreement"), relating to the employment of Shore by the Company; and

          WHEREAS, the Company and Shore wish to modify certain of the terms and conditions of the Original Agreement as hereinafter set forth;

  NOW, THEREFORE, IT IS AGREED AS FOLLOWS:

          1. Additional Payment. In addition to all other amounts payable by the Company to Shore (or his legal representa-tive or the executor or administrator of Shore's estate) pursuant to the Original Agreement, the Company shall pay to Shore on the Payment Date (as hereinafter defined) an amount equal to $264,289, plus an amount equal to interest accruing thereon at the Prime Rate (as hereinafter defined) from time to time, compounded monthly, from September 1, 1994 to the Payment Date. The Company and Shore acknowledge and agree that the payment to be made by the Company to Shore pursuant to this Section is an unsecured obligation of the Company, that Shore is only a general creditor of the Company in that respect and that the amounts due from the Company are assets of the Company until paid to Shore which are available to satisfy the claims of the Company's creditors generally.

          As used in this Amendment, the following terms shall have the following meanings:

               (a)     "Payment Date" shall mean the earliest of
(1) the date which is 30 days after the effective date of Shore's retirement from full-time employment with the Company, (2) the date which is 30 days after the date of Shore's death or (3) the date which is 30 days after the date of Shore's "disability" (as defined in the Original Agreement).

               (b) "Prime Rate" shall mean the rate of interest announced from time to time by Bankers Trust Company as its "prime rate", with each change therein to be effective hereunder at the time such change is effective for Bankers Trust Company.



                                       -1-

          2. Additional Compensation.

          (a) Section 4(b) of the Original Agreement shall be amended to read as follows:

               11(b) As additional compensation, the Company shall pay Shore an amount ("additional compensation") equal to four percent (4%) of the amount by which After-Tax Net Earnings (as defined below) of the Company for any Fiscal Year (commencing with the Fiscal Year beginning February 28, 1994) exceeds $7,500,000; provided, however, that in no event shall the additional compensation in respect of any Fiscal Year exceed $350,000.11

          (b) Section 4(c) of the Original Agreement shall be amended by deleting Section 4(c)(ii) and redesignating Sections
4(c)(iii) and 4(c)(iv) as Sections 4(c)(ii) and 4(c)(iii), respectively.

          3. Additional Amendment. Section 4(i) of the Original Agreement is hereby amended to change the reference therein to section 415 of the Internal Revenue Code of 1986, as amended (the "Code"), to be a reference to sections 401 and 415 of the Code.

          4. Entire Agreement. This Amendment and the Original Agreement together constitute the entire agreement between the parties with respect to the subject matter hereof, and may not be modified or amended except by an instrument in writing signed by the parties hereto.

          5. Successors and Assigns. This Amendment and all of its terms and conditions shall be binding upon, and shall inure to the benefit of the parties hereto and their respective heirs, legal representatives and successors. This Amendment is personal and shall not be assignable by Shore or the Company except that, in the event of any consolidation with or merger into any other corporation by the Company or the sale or distribution of all or a substantial part of the assets of the Company to another corporation, the surviving or acquiring corporation shall assume this Amendment and become obligated to perform all of the terms and conditions hereof and Shore's obligations hereunder shall continue in favor of such corporation.

          6. Notices. All notices and other communications required or permitted to be given hereunder shall be given in accordance with Section 14 of the Original Agreement.

          7. No Waiver. No waiver of any breach or default hereunder shall be considered valid unless in writing and signed by the party giving such waiver, and no such waiver shall be deemed a waiver of any subsequent breach or default of the same or similar nature.


                                       -2-
          8. Governing Law. This Amendment shall in all respects be construed and enforced in accordance with, and governed by, the laws of the State of New York which would be applicable to contracts made and to be performed in New York.

          IN WITNESS WHEREOF, the parties hereunto have duly executed this Amendment as of the date first above written.

                           PARK ELECTROCHEMICAL CORP.


                          By: /s/Brian E. Shore
                           Title: Executive Vice President



                           By: /s/Jerry Shore
                           Title: President





APPROVED:
EXECUTIVE COMPENSATION COMMITTEE


_______________________
Lloyd Frank


_______________________
Norman Schneider


_______________________
Anthony Chiesa
















                                       -3-
























                                EXHIBIT 10.08






























                                      LEASE

          THIS INDENTURE, made this 15th day of April, 1988, between GEOFFREY ETHERINGTON, II, of Jupiter, Florida, (herein-after called "Landlord") and USP COMPOSITES, INC. whose address is 172 East Aurora Street, Waterbury, Connecticut, (hereinafter called 'Tenant").

             W I T N E S S E T H

          That for and in consideration of the payment by Tenant of the rent hereinafter reserved and the performance by Tenant of the covenants and agreements hereinafter agreed to be per-formed by Tenant in accordance with the provisions hereinafter set forth, Landlord does hereby let and demise unto Tenant and Tenant does hereby take and hire from Landlord, that certain real property (hereinafter referred to as the 'leased prem-ises"), described in Exhibit "A" attached hereto and made a part hereof by reference, for the term commencing on April 15, 1988 and ending on December 31, 1992 at a rent of $175,380.00 per annum, payable to Landlord in equal monthly installments of $14,615.00 in advance, without notice, on the first day of each month during the term of this Lease. Tenant shall have the one time right to extend the term of this Lease for a period of up to five (5) years by written notice given not later than June 30, 1992. During such extended term all of the terms and conditions of the Lease shall remain in full force and effect except that the rent during such extended term shall be fixed at one time and shall be the fair market rent for the leased prem-ises for such extended term (but in no event less than $175,380.00 per annum).

          If Tenant, not later than June 30, 1992, shall have given written notice as aforesaid of the exercise of its right to extend the term of this Lease, then, for the purposes of the foregoing, "fair market rent' shall be determined as follows:
Landlord shall make the initial determination of fair market rent. Landlord shall give notice to Tenant of Landlord's deter-mination of fair market rent prior to July 15, 1992. If Tenant shall dispute Landlord's determination, Tenant shall give notice of such dispute within fifteen (15) days after receipt of Land-lord's determination. Within fifteen (15) days thereafter, if both parties fail to agree as to fair market rent then both par-ties shall agree to the appointment of a disinterested person of recognized competence in the field as an appraiser. The appraiser thus appointed shall as promptly as possible determine fair market rent. If Tenant shall dispute any determination by the appraiser, or if both parties cannot agree as to an appraiser prior to September 1, 1992, fair market rent shall be determined by arbitration before the American Arbitration Asso-ciation of Hartford, Connecticut, in accordance with its rules then obtaining. All costs of any arbitration pursuant to the foregoing shall be borne by Landlord and Tenant equally. In the event of any arbitration pursuant to the foregoing, or in the event that Landlord and Tenant for any reason fail to agree as to fair market rent prior to September 1, 1992, then notwith-standing anything to the contrary contained herein, the last date upon which Tenant shall have the right to give notice of exercise of the option to purchase provided for in Paragraph 20(A)(iii) hereof shall be extended from December 31, 1992 until a date which is 45 days after fair market rent has been deter-mined by such arbitration or Landlord and Tenant have agreed as to fair market rent. In the event that the Closing (as defined in Paragraph 20(A)) shall be scheduled to occur after December 31, 1992, Tenant shall be entitled to remain in occu-pancy of the leased premises until the Closing (but not beyond June 30, 1993 unless this Lease shall have been extended for the extended term as provided above), during which pre-Closing period all provisions of this Lease shall continue in effect as if this Lease had been so extended and Tenant shall pay the fair market rent. Notwithstanding anything in this Lease to the con-trary, if Tenant shall give notice of its exercise of its option to purchase the leased premises on or after June 30, 1992 and Tenant shall have given written notice of the exercise of its right to extend the term of this Lease not later than June 30, 1992, Tenant may (a) delay the Closing to a date not more than 45 days after the fair market rent shall have been determined or agreed upon as aforesaid and (b) rescind such purchase option exercise at any time during such 45-day period.

          In the event during the initial term or any renewal term hereof, any monthly installment of rental reserved herein shall not be paid within ten (10) days after the same shall become due, Tenant shall pay to Landlord a late charge which shall be equal to two percent (2%) of the rental payment due.

          If, however, the date on which Tenant is given posses-sion begins on a date other than the first day of any month, then the rental payment for the period from the date of posses-sion to the beginning of the term shall cover the pro rata rent for a fractional part of the month from the date possession begins through the last day of that calendar month.

          This Lease is made upon the foregoing and the follow-ing agreements, covenants, and conditions, all and every one of which Landlord and Tenant agree to keep and perform during the initial term of this Lease and any renewal thereof:






          1.USE OF PREMISES Tenant may use and occupy the leased premises for any lawful business purposes. Tenant will comply with any and all laws, ordinances, orders, and regula-tions of any governmental authority which are applicable to his use of the leased premises.

          2. TAXES, ASSESSMENTS, AND UTILITY CHARGES Tenant shall pay all real estate taxes, assessments, licenses, permits and charges of any nature which are levied, imposed or assessed upon or against the leased premises by any governmental body.

          Tenant shall pay all charges for sewage disposal, jan-itorial services, electricity, water and gas or other fuel or other utilities consumed by it upon the leased premises.

          It is the intent of the parties hereto that this Lease shall be a pure net lease and that Landlord receive all rents hereunder free of any and all impositions, charges or expenses relating to the leased premises in any part or aspect thereof (excepting only mortgages, liens or encumbrances placed (or suf-fered to be placed) on the leased premises by Landlord) all of which shall be paid by Tenant.

          3. INSURANCE Tenant shall procure and maintain a standard fire insurance policy with extended coverage and addi-tional extended coverage in an amount equal to the full replace-ment value from time to time of building and improvements on the leased premises naming Landlord as an additional insured and the loss payee with respect to the leased premises and covering all mortgagees on the leased premises under standard Connecticut mortgagee endorsements. "Full replacement value" for the pur-pose of this Lease shall.be deemed to be $3,250,000 (subject to a deductible not exceeding $100,000), which full replacement value will be adjusted annually based upon the recommendation of the insurer as to the then full replacement value of the leased premises.

          Tenant shall also procure and maintain in force during the period of time this Lease is in effect general liability insurance insuring the Landlord and Tenant (naming them both in the policy) against any liability whatsoever occasioned by acci-dent on or about the leased premises, or any appurtenances thereto, such policy to be in an amount of not less than Five Million ($5,000,000.00) Dollars in respect to injury, including death, of any one person, and in amount of not less than Five Million ($5,000,000.00) Dollars in respect to any one accident and not less than Five Hundred Thousand ($500,000.00) Dollars for property damage.




          The original policies of fire insurance and general liability insurance referred to above or certificates thereof shall be furnished by Tenant to the Landlord prior to the commencement of the term of this Lease, with a copy thereof to be provided to the Connecticut Development Authority as promptly thereafter as practicable, and said policies shall be renewed from time to time not less than ten (10) days prior to the expi-ration date of the policies, certificates of renewals to be promptly furnished to the Landlord, and the Connecticut Develop-ment Authority.

          4. MAINTENANCE AND REPAIRS Tenant at its sole cost and expense shall at all times maintain and keep in good repair and condition and make all necessary repairs to and replacements of all or any part of the leased premises, including, but not limited to, all glass, all electrical, heating, air conditioning and plumbing systems and, during the initial term of this Lease, all structural members, exterior walls and roof; provided, how-ever, that, during the renewal term of this Lease, Tenant shall provide ordinary maintenance for all structural members, exte-rior walls and roof, and Landlord shall be responsible for all necessary repairs to and replacements of said structural mem-bers, exterior walls and roof unless the same is necessitated by Tenant's act or omission (other than ordinary wear and tear) or those or its agents, employees or contractors. Tenant shall commit no waste nor suffer the same to be committed on the leased premises.

          Tenant shall bear all risk of loss from the use and occupation of the leased premises, except as provided in the preceding paragraph and except loss for which Tenant has obtained fire and extended coverage insurance protection but only to the extent that Landlord receives sums from such insur-ance carriers on account of any such loss. Landlord shall assign to Tenant all manufacturers' warranties upon the roof and the heat@ing and cooling equipment if any. Upon the commencement of the renewal term Tenant shall reassign to Landlord such war-ranties as relate to the roof.

          Landlord shall have the right to enter upon the leased premises from time to time in order to inspect the same, but this right shall be exercised in such manner as not to interfere with Tenant's use and enjoyment of the leased premises and shall be subject to any and all laws, orders, or regulations of the United States Government or any department or agency thereof, relating to information affecting the national security which may at any time apply to Tenant's use of the leased premises.









          Tenant shall comply with the requirements, with respect to the use, occupancy and/or maintenance of the leased premises, of the Connecticut Development Authority as contained in the Mortgage Deed between the Connecticut Development Author-ity and Landlord dated June 19, 1981, provided, however, that Tenant, unless otherwise provided herein, shall not be obligated in any way with respect to the note secured by such Mortgage Deed, any tax obligations contained in such Mortgage Deed, any insurance obligations contained in such Mortgage Deed including, without limitation, any insurance for the loan secured by such Mortgage Deed, any insurance on the leased prem-ises or improvements thereto and any insurance on the life or well being of any person) and any other obligations contained in such Mortgage Deed which do not relate directly to the use, occupancy and/or maintenance of the leased premises by a tenant thereof, and further provided that the foregoing shall not in any way be deemed to be an assumption by Tenant of any of Land-lord's obligations under such Mortgage Deed.

          5. ACTION OF PUBLIC AUTHORITIES In the event that any exercise of the power of eminent domain by any governmental authority, Federal, State, County, or Municipal, or by any other party vested by law with such power shall at any time prevent the full use and enjoyment of the leased premises Tenant for the purposes set forth in Section 1, Tenant shall have the right thereupon to terminate this Lease. In the event of any such action both Landlord and Tenant shall have the right to claim, recover, and retain from the governmental authority or other party taking such action the damages suffered by them respectively as a result of such action.

          6. IMPROVEMENTS BY TENANT Tenant, upon receipt of approval from or failure to object after a reasonable time by the Connecticut Development Authority after due notice thereto, shall have the right to make such structural and non-structural alterations, additions, or improvements in or to the leased premises as it shall consider necessary or desirable for the conduct-of its business, provided that all such work shall be done in a good and workmanlike manner, and the structural integ-rity of the building shall not be impaired, and that no liens shall attach to Landlord's interest in the leased premises by reason thereof. Upon the termination of this lease, Tenant's alterations, additions, or improvements shall at the option of the Landlord (1) become the property of Landlord, or (2) be removed by the Tenant at Tenant's expense and Tenant shall restore to its original condition any part of the leased prem-ises damaged by the removal of such alterations, additions, or improvements, reasonable wear and tear being excepted. Tenant may, at Tenant's expense, raise the height of the roof of the treater room approximately 25 feet over an area of approximately 1,000 square feet. If Tenant raises said roof then upon the termination of this Lease Tenant shall not be required to lower said roof to its original height.

         7. FIXTURES AND SIGNS Tenant shall have the right to install in or place on the leased premises such fixtures, machines, tools, or other equipment (including but not limited to trade fixtures, lighting fixtures, water coolers, or other equipment) as it may choose. Such fixtures, machines, tools or other equipment shall at all times remain the personal property of Tenant regardless of the manner or degree of attachment thereof-to the leased premises and may be removed at any time by Tenant whether at the termination of this Lease or otherwise; provided, however, that Tenant shall make proper restoration of the leased premises in the event that any damage is done thereto in the removal of any such property.

          Tenant shall have the right to install or erect on the leased premises or to affix to the building which is a part of the leased premises, such signs as it may deem necessary or appropriate to advertise its name and business; provided that such signs comply with all appropriate governmental regulations and provided that upon the termination of this Lease, Tenant shall remove all signs placed upon the leased premises and restore any part of the leased premises affected by the removal of Tenant's sign to its original condition.

          8. DEFAULT If Tenant shall fail to pay any rent to Landlord when the same is due and payable under the terms of this Lease and such default shall continue for a period of ten
(10) days after written notice thereof has been given to Tenant by Landlord, or if the Tenant shall fail to perform any other duty or obligation imposed upon it by this Lease and such default shall continue for a period of thirty (30) days after written notice thereof has been given to Tenant by Landlord except that if such default cannot be cured within thirty (30) days Tenant shall not be deemed in default by reason thereof unless Tenant fails to commence to cure such default within said thirty (30) day period and thereafter diligently prosecute the curing of such default, or if the Tenant shall be adjudged bank-rupt, or shall make a general assignment for the benefit of its creditors, or if a receiver of any property of Tenant in or upon the leased premises be appointed in any action, suit, or pro-ceeding by or against Tenant and such appointment shall not be vacated or annulled within sixty (60) days, or if the interest of Tenant in the leased premises shall be sold under execution or other legal process, then and in any such event upon ten (10) days written notice by Landlord to Tenant and Tenant's failure to cure such default within said ten (10) day period the balance of all rentals then due and/or provided for under the terms hereof shall become immediately due and payable and Landlord shall have the right to enter upon the leased premises and again have, possess, and enjoy the same as if this Lease had not been made, and thereupon this Lease shall terminate, without preju-dice, however, to the right of Landlord to recover from Tenant all rent due under this Lease together with all costs of collec-tion and legal expenses including a reasonable attorney's fee. In the event of any such default and re-entry, Landlord shall attempt _in good faith to relet the leased premises for the remainder of the then existing term whether such term be the initial term of this Lease or any renewed or extended term for the highest rent then obtainable and permitted by Connecticut Development Authority, and to recover from Tenant the difference between the rent reserved by this Lease and the amount obtained through such reletting less the costs and expenses reasonably incurred by Landlord.

          9. ASSIGNMENT: SUBLETTING Tenant shall have the right to assign this Lease or to sublet the leased premises or any part thereof subject to the written consent of Landlord and of the Connecticut Development Authority which consent shall not unreasonably be withheld; provided, however, that no such assignment or subletting shall relieve Tenant from its duty to perform all of the agreements, covenants, and conditions set forth in this Lease, and Tenant shall remain primarily liable hereunder provided that if Tenant's assignee defaults hereunder Tenant shall have the right to be reinstated as the Tenant under this Lease.

          10. TITLE Landlord covenants and warrants that Land-lord has lawful title and right to make this Lease, that Land-lord will maintain Tenant in full and exclusive possession of the leased premises, and that, if Tenant shall pay the rent and perform all the agreements, covenants, and conditions required by this Lease to be performed by it, Tenant may freely, peaceably, and quietly occupy and enjoy the leased premises without molestation or hindrance, lawful or unlawful, of any person or entity whomsover.

          11. SURRENDER When this Lease shall terminate in accordance with the terms hereof, Tenant shall quietly and peaceably deliver up possession to Landlord without notice from Landlord. Tenant expressly waives the benefits of all laws now or hereafter in force requiring notice from Landlord with respect to termination. Tenant shall deliver up possession of the leased premises in as good order, repair, and condition as the same are in at the beginning of the term of this Lease except for reasonable wear and tear, and subject to such damage or destruction or condition as Tenant is not required to restore or remedy under other terms and conditions of this Lease.

          12. NOTICE Any notice or demand required by the pro-vision of the Lease to be given to Landlord shall be deemed to have been given adequately if sent by Certified mail to Landlord at the following address:

          Geoffrey Etherington, II
                P.O. Box 706
        New Haven, Connecticut 06503
               With a copy to:
            Arthur S. Sachs, Esq.
     Sachs, Berman, Rashba & Shure, P.C.
              One Church Street
        New Haven, Connecticut 06510

          Any notice or demand required by the provisions of this Lease to be given to Tenant shall be deemed to have been given adequately if sent by Certified Mail to Tenant at the fol-lowing address:
                  President
            USP Composites, Inc.
           172 East Aurora Street
           Waterbury, Connecticut

               With a copy to:

         Park Electrochemical Corp.
               5 Dakota Drive
        Lake Success, New York 10042
               Attn: Harry Linzer

          Any notice or demand required by the provisions of this Lease to be given to the Connecticut Development Authority shall be deemed to have been given adequately if sent by Certified Mail to the Connecticut Development Authority at the following address:
               Stanley Piorkowski, Esq.
               Connecticut Development Authority
               217 Washington Street
               Hartford, Connecticut

          Any party shall have the right to change its address as above designated by giving to the other parties fifteen (15) days' notice of his or its intention to make such change and of the substituted address at which any notice or demand may be directed.

          13. SUBORDINATION Tenant agrees to subordinate and does hereby subordinate this Lease to the lien of any mortgage or mortgages (the only one of which, as of the date hereof, is granted to the Connecticut Development Authority) now on the leased premises or hereafter placed on the leased premises pro-vided that Tenant shall enjoy all of its rights under the Lease regardless of any inconsistent provision in such mortgage and provided further that the holder of such mortgage shall enter into a written agreement, in recordable form, with Tenant to the effect that as long as Tenant is not in default in the payment of rental or any other material convenants or conditions of this Lease, the rights of Tenant under this Lease shall not be termi-nated and the possession of Tenant shall not be disturbed by the holder of any such mortgage or by any proceedings on the debt which any such mortgage secures, or by any person, firm or cor-poration whose rights were acquired as a result of such proceed-ings or by virtue of a right or power contained in any such mortgage or the bond or note secured thereby.

          14. ESTOPPEL CERTIFICATE Tenant agrees to execute at such times as Landlord may request, estoppel statements cer-tifying, among other things and if such be the case, that Tenant is in possession of the leased premises, that all rental pay-ments and other charges required hereunder to be paid by Tenant have been paid, that this Lease has not been amended or modified, that Landlord is not in default hereunder and that Tenant has no defense or set-offs against Landlord hereunder.

          15. ATTORNEYS' FEES In the event either party to this Lease shall default in any of the terms and conditions hereof and the other party shall be required to obtain the ser-vices of an attorney to enforce the provision hereof, whether or not such enforcement shall result in a court proceeding, then the defaulting party agrees to pay to the non-defaulting party all reasonable costs of such enforcement, including attorneys' fees and attorneys' fees on appeal or for services rendered in any bankruptcy proceeding.

          16. CONSTRUCTION It is distinctly understood, cove-nanted and agreed that the terms "Landlord" and "Tenant" herein employed shall be construed to include all individuals, corpora-tions and any and all other person or entities, and the respec-tive heirs, executors, administrators, legal representatives, successors in assigns of the parties hereto, and all those hold-ing under either of them, whenever and wherever the context so admits or requires; and the pronouns used herein shall include, when appropriate, either gender and both singular and plural.

          17. COVENANTS TO BIND RESPECTIVE PARTIES This Lease and all of the agreements, covenants, and conditions contained herein shall be binding upon Landlord and Tenant and upon their respective heirs, personal representatives, successors and assigns.

      18. LIMITATION OF LIABILITY Except as specifically provided to the contrary in Paragraph 20(C) hereof, Tenant agrees that it shall look solely to the estate and property of the Landlord in the land and buildings comprising the leased premises and subject to the prior rights of any mortgagee of the Premises for the collection of any judgment (or other judicial process) requiring the payment of money by Landlord in the event of any default or breach by Landlord with respect to any of the terms, covenants, and conditions of this Lease to be observed and/or performed by Landlord, and no other assets of the Land-lord shall be subject to levy, execution or other procedures for the satisfaction of Tenant's remedies and no action shall be brought by Tenant respecting this Lease against Landlord.






          19. PREJUDGMENT REMEDY, REDEMPTION, COUNTERCLAIM, AND JURY TRIAL The Tenant, for itself and for all persons claiming through or under it, hereby acknowledges that this Lease consti-tutes a commercial transaction as such term is used and defined in Chapter 903a of the Connecticut General Statutes (the 'Act") and hereby expressly waives any and all rights which are or may be conferred upon the Tenant by the Act to any notice or hearing prior to a prejudgment remedy. Tenant further waives any and all rights which are or may be conferred by any present or future law to redeem the said leased premises, or to any new trial in any action of ejectment under any provision of law, after re-entry thereupon, or upon any part thereof, by the Land-lord, or after any warrant to dispossess or final judgment in ejectment. If the Landlord shall acquire possession of the said leased premises by summary proceedings, or in any other lawful manner without judicial proceedings, it shall be deemed a re-entry within the meaning of that word as used in this Lease.
In the event that Landlord commences any summary proceedings or action for non-payment of rent or other charges provided for in this Lease, the Tenant shall not interpose any counterclaim of any nature or description in any proceeding or action. The Ten-ant and the Landlord both waive a trial by jury of any or all issues arising in any action or proceeding between the parties hereto. or their successors, under or connected with this Lease, or any of its provisions.

          20.  TENANT'S OPTION TO PURCHASE
               (A) Tenant shall have an option to purchase the leased premises at the applicable option price set forth below, which option shall be exercisable by written notice given to Landlord in the manner provided in paragraph 12 at any time on or prior to December 31, 1992. Such notice shall be given not later than six (6) months prior to the proposed date of purchase of the leased premises. The option price shall be: M
$2,800,000 if Tenant exercises said option on or before December 31, 1990; Hi) $3,000,000 if Tenant exercises said option between January 1, 1991 and December 31, 1991, and Hii) $3,200,000 if Tenant exercises said option between January 1, 1992 and December 31, 1992; payable in each case all in current funds at the closing of such purchase (the "Closing").
               (B) Prior to the execution of this Lease, Land-lord has provided Tenant with a Commitment for Title Insurance (the "Commitment'), issued by Connecticut Attorneys Title Insurance Company (the "Title Insurance Company") respecting the leased premises, which Tenant acknowledges to be in all respects satisfactory to Tenant. If Landlord conveys the leased premises to Tenant at the Closing by Connecticut form of warranty deed showing the leased premises to be subject only to the encum-brances described in the Schedule A annexed hereto as 'Permitted Encumbrances" and provides Tenant, at Tenant's cost, with a Pol-icy of Title Insurance (issued by the Title Insurance Company) insuring title to the leased premises in compliance with said Commitment (subject only to the Permitted Encumbrances), then Landlord shall have fulfilled all of Landlord's obligations hereunder with respect to such conveyance. If Landlord shall
H) not be able to convey the leased premises to Tenant at the Closing by such deed showing the leased premises to be subject only to the Permitted Encumbrances or Hi) not be able to pro-vide Tenant, at Tenant's cost, with such Policy of Title Insur-ance, Tenant may waive the foregoing non-compliance and all related warranties and representations and consummate the Closing hereunder notwithstanding such non-compliance. If Land-lord shall fail to consummate the Closing when obligated to do so hereunder, then, notwithstanding the provision of Paragraph
18 above, Tenant shall be entitled to specific performance of conveyance hereunder, but not to any action for personal liability against Landlord. Landlord shall pay for the cost of Landlord's title search and the cost, if any, of said Commitment and Tenant shall pay for said Policy of Title Insurance.
               (C) On or before six months (but not before six months, unless Tenant shall so consent) after receipt of Ten-ant's notice that it has elected to purchase the leased prem-ises, Landlord shall convey the leased premises to Tenant by Connecticut form of warranty deed bearing sufficient federal, state or local documentary stamps and with payment by Landlord of any other tax or imposition charged by any jurisdictional authority upon the transfer of real property and as provided in Paragraph 20(B). During the term of this Lease, Landlord cove-nants and agrees that no mortgage will be placed upon the leased premises unless (a) same is with a bank or insurance company,
(b)such mortgage provides that same is prepayable at any time,
(c)the holder of such mortgage executes a non-disturbance agreement in substantially the form provided for in Paragraph 13 of this Lease, and W the aggregate principal indebtedness under any such mortgage or mortgages, taken together with all other mortgages, liens and encumbrances upon the leased prem-ises, will not exceed the minimum option price set forth in Paragraph 20(A) above. The foregoing covenant and agreement in this Paragraph 20(C) and the agreement of Landlord not to encumber the leased premises in any other way that will frus-trate Tenant's consummation of the Closing following Tenant's exercise of its option to purchase, shall be a personal liabil-ity and obligation of Landlord notwithstanding the limitation upon such liability set forth above in Paragraph 18. Landlord agrees that, at the Closing, Tenant may apply its payment of the option price to the discharge of the indebtedness secured by such mortgages, liens and other encumbrances.
               (D) Tenant shall have sixty (60) days, after receipt by Landlord of Tenant's notice that it has elected to purchase the leased premises, to engage Goldman Environmental Consultants, Inc. ("Goldman") or another reputable environmental consultant reasonably satisfactory to Landlord (such consultant so engaged being hereinafter referred as the 'Tenant's Engi-neer") to perform certain environmental studies of the leased premises of such scope and degree as are satisfactory to Tenant and to report the results thereof to Tenant (the "Environmental Report").Tenant shall deliver a copy of the Environmental

Report to Landlord within ten (10) days of Tenant's receipt thereof.If Tenant is not satisfied, in its sole discretion, with the condition of the leased premises as shown in the Envi-ronmental Report, Tenant may, by sending Notice to Landlord, received by Landlord within thirty (30) days after the Environmental Report is received by both parties, rescind the option to purchase. In addition, if Tenant has not elected to rescind such option to purchase, Landlord shall have the right, by sending notice to Tenant within 30 days after the Environ-mental Report is. received by both parties, to cancel Tenant's exercise of such purchase option if the Environmental Report shall indicate the presence of environmental contamination, the cost of investigation and remediation of which may reasonably exceed $250,000 in additional costs not theretofore spent by Landlord, provided, however, that Landlord shall not have such right if Tenant shall agree to pay the excess of such costs above $250,000.

               If Tenant shall not rescind this option to pur-chase as aforesaid, it shall be irrebutably presumed that Tenant and Park Electrochemical Corp. are satisfied with the condition of the leased premises from an environmental standpoint and therefore, except as to those liabilities and obligations allo-cated to Etherington Industries, Inc. ("EI") pursuant to Para-graphs 25(A) and 25(B) hereof, Tenant and Park Electrochemical Corp. shall, upon the Closing and without any further action by either of them: M assume, jointly and severally, effective as of the Closing, all liability and obligations relating to the following (the 'Environmental Conditions"): Any Spill, Release, Hazardous Waste (as defined in Conn. Gen. Stat. Sec 22a-115), Hazardous Substance (as defined in 42 U.S. Code Sec. 9601 et seq.) and/or environmental contamination of any sort at or emanating from the leased premises; and the presence of any underground storage tanks (or the contents thereof) on the leased premises; and (ii) agree, effective as of the Closing, to indemnify, jointly and severally, Landlord against and hold Landlord harmless of and from all loss, costs, claims, damages, charges, fines, liens, liability and expense (including, but not limited to, consultant's fees and attorneys' fees) arising from or in connection with any of the Environmental Conditions.

          21. CASUALTY
               (A) In case of casualty to the leased premises resulting in damage or destruction, Tenant shall promptly give written notice thereof to Landlord. Tenant shall, to the extent of the insurance proceeds received by it from Landlord, restore, repair, rebuild or alter the same as nearly as possible to the value, condition and character of the same as it was immediately prior to such damage or destruction. Such restorations, repairs, replacements, rebuilding or alternations shall be com-menced promptly and prosecuted with reasonable diligence, unavoidable delays excepted.


               (B) All insurance money paid to Landlord on account of such damage or destruction, less the actual cost, fees and expenses, if any, incurred in connection with adjust-ment of the loss, shall be applied by Landlord (or reimbursed to Tenant if Tenant has advanced moneys pursuant to Paragraph 21(A) hereof) to the payment of the cost of the aforesaid demolition, restoration, repairs, replacement, rebuilding or alterations, including the cost to Landlord of those repairs for which, under the terms of Paragraph 4, Landlord may be liable ("Structural Repairs"), the cost of temporary repairs or for the protection of property pending the completion of permanent restoration, repairs, replacements rebuilding or alterations (all of which Structural Repairs, temporary repairs, protection of property and permanent restoration, repairs, replacement, rebuilding or alterations are hereinafter collectively referred to as the "Restoration"), and shall be paid out from time to time as such Restoration progresses pursuant to the terms of the Mortgage, if applicable.

          22. ADDITIONAL RENT In addition to the foregoing minimum rent, all other payments to be made by Tenant pursuant to the terms of this Lease shall be deemed to be and shall become additional rent hereunder whether or not the same be des-ignated as such; and shall be due and payable on demand or together with the next succeeding installment of rent; whichever shall first occur together with interest thereon at the then prevailing legal rate; and Landlord shall have the same remedies for failure to pay the same as for a nonpayment of rent. Land-lord, at its election, shall have the right to pay or do any act which requires the expenditure of any sums of money by reason of the failure or neglect of Tenant to perform any of the provi-sions of this Lease, and in the event Landlord shall at its election pay such sums or do such acts requiring the expendi-tures of moneys, Tenant agrees to pay Landlord, upon demand, all such sums, and the sum so paid by Landlord, together with inter-est thereon, shall be deemed additional rent and be payable as such.

          23. LIENS Should any mechanic's or other lien be filed against the leased premises or any part thereof for any reason whatsoever by reason of Tenant's acts or omissions or because of a claim against Tenant, Tenant shall cause the same to be cancelled and discharged of record by bond or otherwise within thirty (30) days after notice by Landlord.

          24. LIABILITY In addition to any other indemnity by Tenant of Landlord herein, Tenant shall indemnify Landlord and save it harmless from suits, actions, damages, liability and expense in connection with the loss of life, bodily or personal injury or property damage arising from or out of the use or occupancy of the leased premises or any part thereof, or occa-sioned wholly or in part by any act or omission of Tenant, its agents, contractors, employees, servants, invitees, licensees, or concessionaires.
          25.INVESTIGATION AND REMEDIATION
               OF PRIOR ENVIRONMENTAL CONDITIONS

               (A) EI, without cost or expense to Tenant, shall present, either prior to or within sixty (60) days after the date of execution of this Lease by Landlord and Tenant, to the Attorney General of the State of Connecticut (the "Attorney Gen-eral"), with copies to Tenant and the Connecticut Department of Environmental Protection Hazardous Waste Management Unit (the "DEP"), a study (the "EI Study') regarding the environmental condition of the leased premises prepared by HRP Associates, Inc. ("HRP"), or other reputable environmental engineer (the
"Other Engineer').The February 1988 report on such premises prepared by Goldman(the "Goldman Report'), which has been fur-nished by EI to HRP or the Other Engineer, shall be furnished by EI to the Attorney General and the DEP as an appendix to the EI Study. EI shall furnish Tenant with copies of the receipts issued by the Attorney General and the DEP acknowledging the furnishing of the EI Study, including the Goldman Report, to them, which copies shall be furnished promptly following the receipt of the EI Study by the Attorney General and the DEP. EI shall, without cost or expense to or obligation of Tenant
(except as provided in Paragraph 25(C) hereof), perform such further investigation and/or remedial actions (including without limitation, the remediation of environmental contamination of any sort-) as may be ordered or directed judicially or adminis-tratively (after right to appeal shall have lapsed) or agreed to by EI with the DEP and any other governmental authority concern-ing environmental contamination of the leased premises present thereon at the time of execution of this Lease; provided that the degree, extent and composition of such environmental contam-ination shall have been reported in writing to EI by HRP, the Other Engineer, the Goldman Report, or is reported by Tenant's Engineer in the Environmental Report. A compliance letter from the DEP or other governmental authority shall be compliance hereunder.
               (B) EI further agrees that, upon the execution of this Lease by Landlord, without any further action on the part of EI, and except as provided in Paragraph 25(C) hereof, EI shall indemnify Tenant against and hold Tenant harmless from all loss, costs, claims, damages, charges, fines, liens, liability and expense (including, but not limited to, consultant's fees and attorneys' fees) that may arise from (i) any of the environ-mental conditions as to which EI is obligated to investigate or remediate pursuant to Paragraph 25(A) hereof and (ii) any breach by EI of its obligations under Paragraph 25(A) hereof.
               (C) Tenant acknowledges that investigation and/or remediation of environmental contamination may require physical- disturbance of the leased premises. Consequently, and notwithstanding anything to the contrary in this Lease or else-where, Tenant agrees to release and discharge Landlord, EI and their employees, agents, contractors, consultants, officers, heirs, successors and assigns from any and all claims and lia-bilities (other than arising from their negligence or willful misconduct) resulting from temporary disruption to Tenant's nor-mal use of the leased premises or from physical disturbance of the leased premises arising from or in connection with investi-gation and/or remediation of environmental contamination of the leased premises; provided, however, that Landlord and EI shall use their best efforts to cause the leased premises to be restored, as expeditiously as practicable, to a condition which will permit the resumption of Tenant's normal use of the leased premises and provided, further, that if investigation and/or remediation of environmental contamination shall require a sus-pension of all of Tenant's operations at the leased premises, the rent under this Lease shall be abated and forgiven for the period of such suspension.

          26.ACCESS TO PREMISES
               (A) Landlord and its authorized representatives shall be entitled to enter the leased premises for inspection, repair, compliance with laws and with Tenant's obligations hereunder, and (to the extent otherwise permitted by this Lease) improvement of the leased premises, and for the exhibition of said leased premises to prospective mortgagees and to existing or prospective tenants or purchasers. Any inspection by or on behalf of prospective tenants and prospective purchasers, and to existing and prospective tenants or prospective purchasers, as the case may be, shall occur only during the six (6) months pre-ceding the expiration of this Lease or the expiration of Ten-ant's option to purchase the leased premises, as the case may be.
               (B) Tenant shall permit inspection of the leased premises by any federal, state, county or municipal officer or representative of Landlord to determine if the leased premises shall comply with any relevant law or are in need of repair, correction, addition, or improvement.

          27. LANDLORD SIGNS Landlord shall be permitted to affix to any outer wall or walls of the leased premises one or more "For Rent' or "For Sale" signs (or be fastened to a door or window), but only during the six (6) months preceding the expi-ration of this Lease or the expiration of Tenant's option to purchase the leased premises. Tenant agrees that such signs shall remain unmolested.

          28.RIGHT TO REPAIR OR REMEDIATE
               AND TO STORE EQUIPMENT

               (A) Landlord shall be entitled to make any repairs or perform any work or construction mentioned in Paragraph 26 or 27, whether such repairs or performance are required of Landlord or Tenant by law or this Lease; provided, however, that Landlord shall not unreasonably interfere with Tenant's use of the leased premises. Landlord and EI shall also have the right to enter the leased premises to perform investi-gation and/or remedial actions with respect to any environmental contamination related to the leased premises, including but not limited to that investigation and/or remedial actions, if any, required of Tenant or Park Electrochemical Corp. pursuant to Paragraph 29, (if Tenant or Park Electrochemical Corp. shall have failed to perform its obligations thereunder). Such repairs or other performance, if made by Landlord or EI, shall not constitute a waiver by Landlord or EI of M Tenant's default in failing to perform the same or (ii) Landlord's or EI's right to payment therefor, as such event of default or right of payment may be set forth elsewhere in this Lease.
               (B) During the course of any repair, investiga-tion, remediation, work or construction which the Landlord or EI is other-wise entitled to perform in the leased premises, Land-lord or EI may store therein all necessary materials, tools, supplies and equipment. No inconvenience, annoyance, distur-bance, loss of business, or other damage suffered by Tenant or any subtenant by reason of such repairs, remediation, work, or construction, or storage of materials, shall, unless constituting negligence or willful misconduct, constitute an element of an actual or constructive eviction of Tenant, or result in any liability of Landlord or EI, and the obligations of the Tenant under this Lease shall not be affected thereby.
                    (C)Any right given Landlord or EI by this para-graph to enter the leased premises shall be exercised, to the extent practicable and permitted by law, only during ordinary business hours, and subject to reasonable advance notification and the Tenant's reasonable security precautions; except that if there is reasonable ground to believe an emergency exists or is threatened, Landlord or EI shall be entitled to take such actions and to proceed at such times that Landlord or EI shall deem appropriate.
               (D) Except as otherwise provided herein, the rights of Landlord or EI given or mentioned in this paragraph do not impose, nor does Landlord or EI assume by reason thereof, any responsibility for the care, maintenance or supervision of the leased premises, or any part thereof.

          29.MAINTENANCE OF LEASED PREMISES IN ENVIRONMENTALLY
               CLEAN CONDITION

               (A) Subject to the provisions of Paragraph 29(C), below: (i) Tenant and Park Electrochemical Corp. will, at their cost and expense, promptly comply with any and all state, federal or local laws, regulations, rules, standards, guidelines, ordinances, orders, agreements, or any such author-ity, (all, the "Regulations'), which regulate or protect or in any way pertain to the environment or to human health or to human safety, or, without limiting the foregoing, to underground storage tanks, hazardous wastes, or hazardous substances (all, the "Environmental matters"), and which relate to or affect the leased premises after the date of execution of this Lease. Without limiting the foregoing, Tenant agrees to (and Park Electrochemical Corp. agrees to cause Tenant to) comply with any and all applicable Regulations which in any way pertain to


Tenant's generation, recycling, reclaiming, reusing, storage, handling, treatment, transportation, or disposal of "Hazardous Substances" (as defined in 42 U.S.C. Sec. 9602 et seg.), "Haz-ardous Wastes' (as defined in Conn. Gen. Stat. (Sec. 22a-115), or oil or petroleum products after the date of execution of this Lease; (ii) Tenant agrees to (and Park Electrochemical Corp. agrees to cause Tenant to) timely deliver to the appropriate persons and authorities, at Tenant's sole cost and expense, such declaration, certification, and/or other representation as may be required pursuant to Connecticut General Statutes Section 22a-134 et seg., as may be hereafter amended, in connection with any transfer of ownership of the Tenant's operations or of the leased premises during the Term of this Lease as the same may be extended, as well as at the end of said Term or at any other time that the Tenant vacates the leased premises for any reason;
(iii)Tenant agrees to (and Park Electrochemical Corp. agrees to cause Tenant to) install, (subject to the Landlord's approval, which shall not be unreasonably withheld), any and all under-ground storage tanks and/or underground storage tank systems
(both 'USTs') on the leased premises in accordance and compli-ance with any and all applicable Regulations, and to use, main-tain and remove any and all USTs on the leased premises in accordance and compliance with any and all applicable
Regulations; (iv) Tenant agrees to (and Park Electrochemical
Corp. agrees to cause Tenant to) take any and all steps neces-sary whenever required to do so pursuant to the foregoing (or at the Landlord's written request) to promptly respond, remove, remedy, mitigate, or otherwise abate the existence or threatened existence of any Hazardous Waste, Hazardous Substance, or oil or petroleum Spill or Release, or any other environmental contami-nation (all, 'Contamination") of or from the leased premises after the date of execution of this Lease; and (v) Tenant agrees to (and Park Electrochemical Corp. agrees to cause Tenant to) send to Landlord copies of any and all materials received and/or sent by Tenant to or from any governmental authority which per-tain in any way to any environmental matter or any Hazardous Substance, Hazardous Waste, Spill, or Release affecting the leased premises.
               (B) Subject to the provisions of Paragraph 29(C), below, Tenant and Park Electrochemical Corp., jointly and severally, agree to indemnify against and hold harmless the Landlord from any and all obligations, losses, costs, claims, damages, charges, fines liens, liabilities and expenses
(including environmental consultant's fees and/or attorneys' fees) under the Federal Resource Conservation and Recovery Act,
42 U.S. Code Section 6901 et seg., the Federal Comprehensive Environmental Response, Compensation and Liability Act, 42 U.S. Code Section 9601 et seq., Chapter 446K of the Connecticut Gen-eral Statutes, or other applicable federal, state or local laws, regulations, ordinances, orders or regulations either related to waste disposal, and/or related to environmental protection with respect to hazardous, toxic, or other wastes generated or pro-duced at- and/or transported from the leased premises during the term of this Lease, and/or related to environmental protection with respect to conditions created, events occurring or dis-charges made during the term of this Lease.
               (C) Notwithstanding anything contained in Para-graphs 29(A) or (B), above, the Tenant shall not be liable or otherwise responsible for the liabilities and obligations allo-cated to EI pursuant to Paragraphs 25(A) and/or 25(B) of this Lease.

          30.APPROVAL OF LANDLORD FOR STOCKPILING
               OF CERTAIN MATERIALS


          The Tenant further agrees that Tenant will not (and Park Electrochemical Corp. will cause Tenant not to) generate, handle, transport, use recycle or store materials that consti-tute or contain Hazardous Substances or Hazardous Wastes, oil or petroleum products, or other chemical liquids, solids or gases except in accordance with all applicable management and other regulations, laws,.standards, ordinances, orders and agreements, including but not limited to Chapters 445 and 446K of the Conn. Gen. Statutes or other performance standards for management of Hazardous Waste on or after the effective date of this Lease that may be required pursuant to Leslie Carothers, Commissioner v. U.S, Prolam, Cv 88-03400946.

          IN WITNESS WHEREOF, Landlord and Tenant have executed this Lease on the day and year above written.


Signed, Sealed and Delivered
in the presence of

                                   __________________________
                                    Geoffrey Etherington, II
_____________________________



_____________________________

_____________________________                    USP COMPOSITES, INC.

_____________________________                    By:/s/Andrew M. Esposito
                                              President










The undersigned does hereby accept
and confirm the obligation of
the undersigned as provided in
Paragraphs 25(A), @5(B), 25(C)
and 28 of this Lease:


ETHERINGTON INDUSTRIES, INC.

By:
    President


The undersigned does hereby
accept and confirm the ob-
ligation of the undersigned
as provided in Paragraphs
20(D), 28(A), 29 and 30:

PARK ELECTROCHEMICAL CORP.


By:/s/Harry Linzer
      Vice President & Secretary



                                   SCHEDULE A


                             PERMITTED ENCUMBRANCES

     Permitted Encumbrances are those matters described in pages 2-3 of Schedule A of the attached Commitment for Title Insurance No. CN15505 issued by First American Title Insurance Company, with an effective date of April 7, 1988, (the "Commitment"), and the following matters listed on Schedule B of the Commitment: Items
1, 2, (but only as to an accurate survey made as of April 15, 1988), 7, 12, 13, 14, 17, 18, 19, 20, 21, 22, 23, and 24; and

     Taxes due to the City of Waterbury; and

     Water and sewer use charges; and

     Fire service charges.

Form 548 (9/73)
Commitment

                                               Policy CN-15505

                   COMMITMENT FOR TITLE INSURANCE
                              ISSUED BY

                        First American Title Insurance Company

     FIRST AMERICAN TITLE INSURANCE COMPANY, herein called the Company., for valuable consideration, hereby commits to issue its Policy or policies of title insurance. as identified in Schedule A, in favor of the proposed Insured named in Schedule A, as owner or mortgagee of the ovate or interest covered hereby In the land described or referred to in Schedule A. upon payment of the premiums and charges therefor; all subject to the provisions of Schedules A and B and to the Conditions and Stipulations hereof.

     This Commitment shall be off active only when the identity of the proposed Insured and the amount of the policy or policies committed for haw been inserted in Schedule A hereof by the Company, either at the time of the issuance of this Commitment or by subsequent endorsement.

     This Commitment is preliminary to the issuance of such policy or policies of title insurance and all liability and obli-gations hereunder shall cease and terminate six (6) months after the effective date hereof or when the policy or policies committed for shall issue, whichever first occurs, provided that the failure to issue such policy or policies is not the fault of the Company. This Commitment shall not be valid or binding until countersigned by an authorized officer or agent.

IN WITNESS WHEREOF, the Company has caused this Commitment to be signed and sealed, to become valid when countersigned by an authorized officer or agent of the Company. all in accordance with its By-Laws. This Commitment Is effective as of the date shown in Schedule A as "Effective Date."


                         First American Title Insurance Company

                              by_________________________ President

                              by_________________________ Secretary

                              by_________________________ Countersigned






                 SCHEDULE A

Commitment No. CN-15505

1.Effective Date: April 7, 1988 at 9;00 A.M.

2.Policy or Policies to be issued:

     ALTA Owner's Policy
     Proposed Insured:USP Composites, Inc.
     Amount: $3,200,000.00

     ALTA Loan Policy
     Proposed Insured:
     Amount:$

     Proposed Insured:
     Amount:$

3. The estate or interest in the land described or referred to in this Commitment and covered herein is fee simple and title thereto is at the effective date hereof vested in:

          Geoffrey Etherington, II


4.The land referred to in this Commitment is located at:

Address:
City/Town: Waterbury
County:    Now Haven

State of Connecticut

and is further described in SCHEDULE A attached.

NOTE:     UNLESS A SPECIFIC AMOUNT OF INSURANCE IS STATED ON THIS
SCHEDULE A, OR SET FORTH IN AN ENDORSEMENT TO THIS COMMITMENT
THE LIABILITY OF THE COMPANY SHALL NOT EXCEED $1..000.

THIS COMMITMENT IS ISSUED SOLELY FOR THE PURPOSE OF FACILITATING
THE ISSUANCE OF A POLICY OR POLICIES OF TITLE INSURANCE BY FIRST
AMERICAN TITLE INSURANCE COMPANY#J AND THE COMPANY'S LIABILITY
SHALL BE LIMITED TO THE TERMS OF ITS POLICY OR POLICIES.

                             SCHEDULE A


          A certain place or parcel of land situated on the northwesterly aide of East Aurora Street and the easterly side of land now or formerly of the Penn Central Co. (Watertown Branch), in the City of Waterbury, County of New Haven and State of Connecticut, bounded and described as follows:

          Beginning at a point in the northwesterly line of Cast Aurora Street and the easterly line of land now or formerly of the Penn Central Co., being the southwesterly corner of the within described land, thence running northeasterly in the northwesterly line of East Aurora Street 481.59 felt thence. running-northerly at right angles to the last described line
12.46 feet to a point of curve, thence running northerly in a line curving to the right having a radius of 375.00 feet and a central angle of 350 001 a distance of 229.07 feet to the point of tangency, thence, running northerly and tangent to the curve
92.47 f*et, thence making an interior angle of 894 541 with the last described line and running westerly 321.00 foot to land now or formerly of the Penn Central Cor,; thence making an interior angle of 899 57' 30' with the I&at described line and running southerly in the easterly line of land now or formerly of the Penn Central Co., 593.44 feet to East Aurora Street and the point of beginning the last described line making an interior angle, of 55' 08' 30' with the first described line. Bounded;


          Northerly     by land now or formerly of The Bristol
              Flowed Casket Company;

          EASTERLY      by land now or formerly of Harold Stein,
              Trustee;

          SOUTHEASTERLY       by East Aurora Street: and

          WESTERLY      by land now or formerly of the Penn
              Central Co. (Watertown Branch).

          Said promises       are more particularly shown on a map
      entitled:    'Map of Land     of Geoffrey Etheringtons XI Water-
bury,

Conn.  The A.J. Patton Co. Surveyor, Waterbury, Conn, Nov. 51
1980 scaler 11&201 Rev. May 12, 1961' which map was filed on June 22, 1981 with the, Town Clerk of Waterbury, Drawer XI, Page
53.

          Together with and subject to rights and agreements with respect to a 20 foot right of way running north from East Aurora Street an net forth in deeds from Peter Marcuse Trustee to Cellular Industries Incorporated dated June 1, 1967 recorded in Volume 911, Page 605 of the Waterbury Land Records; Harold Stein Trustee dated June 1, 1967 recorded In Volume 911, Page 629 of the Waterbury Land Records, and The Bristol Flowed Gasket Company dated June l, 1967 recorded in Volume 911, Page 629 of the Waterbury Land Records.

          Together also with the rights, if any, In and to the agreements set forth in the aforementioned deeds recorded in Volume 911, pages 605, 621 and 629 of the Waterbury Land Records, and in deeds recorded in Volume 911, Pages 608 and 627 of the Waterbury land Records.

          Being the same premises described in a warranty deed from The Fairmont Corporation of Connecticut to Geoffrey
Etherington II dated July 24, 1980 recorded in Volume 1456, page
284 of the Waterbury Land Records.4

                 SCHEDULE B
                 EXCEPTIONS

Commitment No. CN-15505

     PROVIDED THE PROPER INSTRUMENT(S) CREATING THE ESTATE(S) OR
INTEREST($) TO BE INSURED MUST BE EXECUTED AND DULY FILED FOR
RECORD;

The policy or policies to be issued will contain exception to the following unless the same are disposed of to the satisfaction of the Company:

1.  Rights of tenants and parties in possession.

2. Any state of facts which an accurate survey or personal inspection of the premises would disclose.

3. Any lien, or. right to lien, for services, labor or materials theretofore or hereafter furnished, imposed by law and not shown by the public record.

4. Defects, liens, encumbrances, adverse claims or other matters, if any, created, first appearing in the public record or attaching subsequent to the effective date hereof but prior to the date the proposed insured acquires of record, for value, the estate or interest or mortgage thereon covered by this commitment.

5. Taxes on the List of October 1, 1987, not yet due and payable, and taxes for prior list years as may be due the City of Waterbury.

6.  Water and sewer use charges, now or hereafter due and payable.

7.  Such Assessments as may be due the City of Waterbury.

8. Open End Mortgage, $5,000,000.00, Geoffrey Etherington, II to Connecticut Development Authority dated April 30, 1985, recorded in Volume 1766,Page 131. Assigned to Colonial Bank by instrument dated April 29,1985 and recorded in Volume 1767,Page 1 of the Waterbury Land Records.

9. Open End Mortgage, $5,277,397.00, Geoffrey Etherington, II to the First National Bank of Boston dated April 30, 1985, recorded in Volume 1767, Page 2 of the Waterbury Land Records.

10.  UCC-1 Financing Statement, U.S. Prolam, Inc. to Connecticut
Development Authority recorded April 30, 1985 in Volume 1767,
Page 92. Assigned by UCC-2 to Colonial Bank on April 30, 1985 in
Volume 1767 at Page 95 of the Waterbury Land Records.

11.  UCC-1 Financing Statement, U.S. Prolam, Inc. to The First
National Bank of Boston recorded April 30, 1985 in Volume 1767,
Page 98 of the Waterbury Land Records.

12. UCC-1 Financing Statement and Assignment, U.S.Prolan, Inc. to Air Compressor Engineering Co., Inc., assigned to Ingersoll-Rand
Financial Corp. recorded July 22, 1987 in Volume 2124, Page 121 of the Waterbury Land Records.

13. Notice of Air Compliance Order, U.S. Prolam,Inc. to
Connecticut Department of Environmental Protection dated August
25, 1987, recorded in Volume 2150, Page 315 of the Waterbury Land
Records.

14. Notice of Air Compliance Order, U.S. Prolam, Inc. to
Connecticut Department of Environmental Protection dated August
25, 1987, recorded in Volume 2150, Page 316 of the Waterbury Land
Records.

15. Attachment, $6,500.00, U.S.Prolam, Inc., et al to Carmine and Theresa Capozzi d/b/a The Floor Store dated and recorded
September 25, 1987 in Volume 2161, Page 316 of the Waterbury Land
Records.

16. The lien for current fire service charges, not yet due and payable.

17.  Building lines: 5 foot setback from street established.
Volume 1, Page 460 of the Waterbury Building Lines and
Assessments.

18. Slope rights established - benefits and damage equal Volume 2 Page 268 of the Waterbury Land Records.

19.  A pole license from the Waterbury Tool Company to The
Connecticut Light and Power Company dated May 31, 1940 recorded in Volume 504 Page 263 of the Waterbury Land Records.

20.  An easement from Cellular Industries, Incorporated to The
Connecticut Light and Power Company dated August 29, 1967 and recorded in Volume 917 Page 211 of the Waterbury Land Records.

21. A right of way over a ten foot strip of the subject premises along the easterly boundary, being part of a twenty foot right of way, as granted in deeds from Peter Marcuse Trustee to Harold Stein, Trustee dated June 1, 1967 recorded in Volume 911 at Page 621 of said Land Records and to The Bristol Flowed Gasket Company dated June 1,1967 recorded in Volume 911 Page 629 of said Land Records, which right of way is to be kept open and unobstructed. Said Right of way is reserved in a deed from Peter Marcuse, Trustee to Cellular Industries, incorporated dated June 1, 1967 and recorded in Volume 911 at Page 605 of the said Land Records.

22. The obligation of a joint maintenance of a twenty foot right of way as described in deeds from Peter Marcuse, Trustee to Harold Stein,, Trustee (dated June 1,1967 recorded in Volume 911


Page 621 of said Land Records), from Peter Marcuse Trustee to The Bristol Flowed Gasket Company dated June 1, 1967 recorded in Volume 911 Page 629 of the said Land Records, and from Peter Marcuse, Trustee to Cellular Industries Incorporated (the instant premises) dated June 1,1967 recorded in Volume 911 at Page 605 of the said Land Records in the ratio of 4:4:3 as to the owners of plants 1, 2 and 3 respectively.

23. A possible encroachment of a building of plant no. 2 on the twenty foot right of way described above.

24. Agreements contained in deeds above described recorded in Volume 911 Pages 605, 608, 621, 627 and 629 of the said Land
Records.

25.  Mortgage from Geoffrey Etherington IT to Connecticut
Development Authority in the principal amount of $850,000.00 dated June 19, 1981 recorded in Volume 1509 Page 199 of the said
Land Records.

26.  Collateral Assignment of Leases and Rentals from Geoffrey
Etherington. II to Connecticut Development Authority ' dated June
19, 1981 recorded in Volume 1509 at Page 219 of the said Land
Records.

27. Financing statement from U.S. Prolam. to Colonial Bank recorded n April 26, 1985, Doc. No. 680572.

NOTE: A mortgage from Geoffrey Etherington 11 to The First National Bank of Boston in the principal amount of $5,277,397 dated April 30, 1985 was recorded in said Land Records. Under the terms of Section l(b) of said mortgage (exception #9), and Section l(B) of the mortgage in Exception #8, both mortgages are deemed to have equal priority of lien with the other, and shall be in pari passu.

                               COMMITMENT

         Conditions and Stipulations

1. The term "mortgage." when used herein, shall include deed of trust, trust deed, or other security instrument.

2. If the proposed Insured has or acquires actual knowledge of any defect, lien, encumbrance, adverse claim or other matter affecting the estate or interest or mortgage thereon covered by this Commitment other than those shown in Schedule 8 hereof, and shall fail to disclose such knowledge to the Company in writing, the Company shall be relieved from liability for any less or damage resulting from any act of reliance hereunto the extent the Company Is prejudiced by failure to so disclose such knowledge, If the proposed Insured shall disclose such knowledge to the Company, or if the Company otherwise acquires actual knowledge of any such defect, lien, encumbrance, adverse claim or other matter, the Company at its option may amend Schedule 8 of this Commitment accordingly, but such amendment shall not relieve the Company from liability previously incurred pursuant to paragraph 3 of than Conditions and Stipulations.

3. Liability of the Company under this Commitment "II be only to the named proposed Insured and such parties included under the definition of Insured in the form of policy or policies committed for and only for actual loss incurred In reliance hereon in undertaking in good faith (a) to comply with the requirements hereof, or (b) to eliminate exceptions shown in Schedule 8, or (c) to acquire or create the estate of interest or mortgage thereon covered by this Commitment. In no event shall such liability exceed the amount stated in Schedule A for the policy or policies committed for and such liability is subject to the Insuring provisions, exclusion from coverage, and the Conditions and Stipulations of the form of policy or policies committed for in favor of the proposed Insured which are hereby incorporated by reference and are made a part of this Commitment except as expressly modified herein.

4. Any claim of loss or damage, whether or not based on negligence, and which arises out of the status of the title to the estate or interest or the lien of the insured mortgage covered hereby or any action asserting such claim, shall be restricted to the provisions and conditions and stipulations of this Commitment.


































                                EXHIBIT 10.09






























                                    LEASE

    THIS INDENTURE, made this 14 day of March A.D. 1988, by and between CMD SOUTHWEST ONE, an Illinois Limited Partnership (hereinafter, for convenience, referred to as the "Lessor"), and NELCO PRODUCTS, INC., a corporation organized and existing by and pursuant to the laws of the state of Delaware, qualified to do business in Arizona (Hereinafter, for convenience, referred to as the "Lessee"),

W I T N E S S E T H:

ARTICLE I

THE LEASED PREMISES,
FIXTURES AND EQUIPMENT:

    SEC. 101 THE LEASED PREMISES. That the Lessor, for and in consideration of TEN DOLLARS ($10.00), to It In hand paid by the Lessee, the receipt whereof is hereby acknowledged; and In consideration of the agreements, conditions, covenants and obligations to be kept, fulfilled, observed or performed by the Lessee, does hereby demise and lease, and the Lessee does hereby take and rent from the Lessor, in "As Is" condition and upon the terms herein set forth, approximately 43,399 square feet of land, more specifically described on Exhibit "A" attached hereto, which Exhibit is by this reference expressly made a part hereof, together with a building located thereon containing approximately 13,180 square feet (the 'Building") and including all easements, improvements, tenements, appurtenances, hereditaments, fixtures, rights and privileges thereto belonging, or In any way appertaining and subject to any restrictions, easements and encroachments and to any zoning ordinances, laws, rules or regulations of any Public Authority, now or hereafter In effect, relating to or affecting the Demised Premises, including, without limitation, all those indicated on Exhibit "A".

    The Demised Premises are commonly known as 1117 W. Fairmont, Tempe, Arizona, 85282.

    SEC. 102:1. BUILDING FIXTURES AND EQUIPMENT. AR fixtures, machinery and equipment which are necessary to the general operation and maintenance of the Demised Premises, and which are now in the Demised Premises shall be the property of the Lessor, whether owned by Lessor at the commencement of the term, subsequently purchased by Lessor, or purchased by Lessee in accordance with the provisions of this Lease. Without in any way limiting the generality of the aforegoing, all electric power panels, lighting fixtures, plumbing, heating and air-conditioning equipment presently located In the Demised Premises shall be considered necessary to the general operation and maintenance of the Demised Premises.

    SEC. 102:2. TRADE FIXTURES. Only those trade fixtures, machinery, non-structural partitions and other equipment and items which are supplied, installed and used by Lessee In the conduct of Its business, including process machinery and equipment, process piping and process electric switch gear (other than replacement of building equipment referred to above), which may hereafter be installed therein, shall be the property of Lessee and may be removed by Lessee at any time prior to or upon termination of the Lease, whether by lapse of time or otherwise; provided the Lessee is not, at any such time, in default of any of the terms or conditions of this Lease. Lessee shall remove, on demand by Lessor and at Lessee's expense, any and all such items at the termination of the Lease term, whether by lapse of time or otherwise, and repair any damage caused by such removal, restoring the Demised Premises to their condition prior to the installation of all such Items or any of them.

    SEC. 103. 'DEMISED PREMISES' and "IMPROVEMENTS' DEFINED. "Demised Premises" shall mean the real estate described In Exhibit "A" and shall Include any and all Improvements, now or hereafter, located or constructed thereon.

    "Improvements" shall mean all buildings and all other Improvements, (except for Lessee's trade fixtures) now or hereafter located or constructed on the Demised Premises, including, without limitation, the Building, fixtures, other structures and equipment on such premises which are the property of Lessor as above described in Sec. 102:1.


ARTICLE 2

TERM Possession:

    SEC. 201.  TERM.  The term of this Lease shall be for a period of Five
(5) years and one (1) month commencing upon February 1, 1988 and ending at midnight February 28, 1993 subject to the further provisions of this Lease.

    SEC. 202. HOLD-OVER TENANCY. In the event the Lessee remains in possession of the Demised Premises after the expiration of the term of this Lease, or any extension hereof, without written consent of Lessor, the Lessee shall then be obligated to pay double the rate of the then current annual rent as set forth herein, in equal installments on the first day of each calendar month, for so long as the Lessor is willfully kept out of possession of the Demised Premises. No such payment, nor the acceptance thereof, shall in any way constitute a waiver of the rights of Lessor to dispossess the Lessee and recover possession of the Demised Premises and the just and former estate of the Lessor and to bring any action f or damages suffered by Lessor on account of Lessee's f allure to vacate the Premises.

    Notwithstanding the foregoing, In the event there is a dispute as to the "Market Rental", as such term Is hereafter defined, or if such "Market Rental" has not been determined prior to the time within which Lessee must exercise Its second option to extend, as provided In Schedule 6, Lessee may elect to extend the then term of this Lease one (1) additional month on the same terms and conditions and at the same rental as Lessee Is then paying, by notifying Lessor of such election not less than sixty (60) days prior to the expiration of the Lease.

ARTICLE 3
RENTAL:
SEC. 301. RENTAL. The Lessee hereby covenants and agrees with the Lessor, as follows:

To take and accept said demise and lease of the Demised Premises on the terms as herein set forth and to pay as Annual Net Basic Rent for said Demised Premises; the sum of $64,845.60 commencing February 1, 1988 and ending January 31, 1991.

Such rental shall be paid In then lawful money of the United States of America in equal monthly installments of $5,403.80 one installment to be paid In advance upon the first day of each and every calendar month during the term hereof to the Lessor at such place as may, from time to time, be designated by them; and in the absence of such designation, at the last known office of the Lessor in Tempe, Arizona, except that the Net Basic Rent for the period February 1, 1988 through May 31, 1988 shall be $10.00.

Commencing on February 1, 1991 and through and including the remainder of the Lease Term the Annual Net Basic Rent shall be as described In Schedule I attached hereto and made a part hereof.

It is intended that the rent provided for In this Lease shall be an absolutely net return to Lessor for the term of this Lease, and any renewals or extensions thereof, free of any and all expenses or charges with respect to the Demised Premises Including, without limitation, any Taxes and assessments, now or hereafter imposed upon or related to the Demised Premises, commonly known as real estate taxes, general or special or Improvement assessments, and any taxes and assessments, whether by way of an Income tax or otherwise which may be levied, assessed or Imposed by the State In which the Demised Premises are located, or by any political or taxing subdivision thereof, upon the income arising from the rents provided herein In lieu of or as a substitute for taxes or assessments imposed upon or related to the Demised Premises and commonly known as real estate taxes; and that Lessee, and not Lessor, shall be required to, and shall pay, such taxes and assessments, but not to pay any other income tax or franchise, gift, estate or transfer tax which may be levied against the Lessor, or any of Lessor's interest or mortgage payments, Lessor's expenses in negotiating this Lease, or management fees, if any, paid by Lessor to third parties.

Lessee hereby acknowledges that late payment by Lessee to Lessor of rent and other sums due hereunder will cause Lessor to incur costs not Contemplated by this Lease, the exact amount of which will be extremely difficult to ascertain. Such costs include but are not limited to, processing and accounting charges and late charges which may be imposed on Lessor by the terms of any mortgage or trust deed covering the Demised Premises. Accordingly, if any installment of rent or any other payment due f rom. Lessee shall not be received by Lessor within Ten (1O) days after such amount shall be due, Lessee shall pay to Lessor in addition to the amount due, a late charge equal to Five Percent (5%) of such overdue amount. The parties hereto hereby agree that such late charge by Lessor is a fair and reasonable estimate of the costs Lessor will Incur by reason of any such late payment. Such late charge is deemed to be only one of several cumulative remedies available to Lessor hereunder and acceptance of such late charge by Lessor shall In no event constitute a waiver of Lessee's default with respect to such overdue amount nor prevent Lessor f rom exercising any of the other rights and remedies granted hereunder.


ARTICLE 4


TAXES, ASSESSMENTS, UTILITY CHARGES,
INSPECTION FEES AND LIENS:- SEC. 401. TAXES, ASSESSMENTS. The Lessee shall pay as additional rent, during the full term hereof, all taxes; including, without limitation, ad valorem general real estate taxes, installments of assessments, general and special, and au other public charges levied upon or assessed against and properly attributable to the Demised Premises, or any part thereof, or arising by reason of the existence, occupancy, use or possession of the Demised Premises, or the business carried on therein, including, without limitation, the Arizona Rental Income Tax, all of which are hereinafter, collectively referred to as "Taxes!'; but not to pay any other income tax, or franchise, gift, estate or transfer tax which may be levied against the Lessor.

    The Lessee shall pay to Lessor, contemporaneously with the monthly rent payments One Twelfth (1-12th) of the estimated annual Taxes, such estimate to be made by Lessor. Upon receipt of the real estate tax bills each year the Lessor will make payment thereof prior to delinquency and promptly provide Lessee with a copy of the receipted tax bill.

    Adjustments of amounts (credit or debit) shall be made between the par-ties within thirty (30) days of the receipt by Lessor, of any such bill. All Taxes shall be prorated for the first and last years of the term hereof and any extension or renewal thereof. Proration with respect to the Taxes for the last year of the term shall be made on the basis of the last available tax bill, provided, however, that upon receipt of the tax bill an appropriate adjustment shall be made.

    SEC. 402. UTILITY CHARGE& Lessee shall secure service and pay all charges for water, electricity, gas, telephone and any and all other utility services furnished to the Demised Premises.

    The-Lessor, the Public Authorities and the Utilities servicing or located on the Demised Premises shall, at all reasonable hours, by Its or their agents or employees, have the right to Install, repair and replace the utility conduits, meters and other facilities located on the Demised Premises; It being understood and agreed, however, that the Lessor shall not be liable for the care, upkeep or maintenance of such facilities.

    SEC. 403. LICENSES, PERMITS AND FEES. All licenses, permits and fees of any kind or character whatsoever, Imposed on the Demised Premises or the use and operation thereof by the City, County, State or Federal Government, or any other governmental unit or Public Authority or for Inspection of the Demised Premises, or any part thereof during the term hereof, shall be paid promptly by Lessee prior to delinquency.

    SEC. 404. MECHANIC'S LIENS. Lessee shall not permit any liens to stand against the Demised Premises for any labor or material in connection with work of any character performed or claimed to have been performed on the Demised Premises at the direction or sufferance of Lessee (except work__done by Lessor), whether such work-was performed or furnished prior to, or subsequent to the commencement of the term of this Lease.

    In the event of any such Hen attaching to the Demised Premises, Lessee will promptly notify Lessor of such event and Lessee will pay off the same and have such lien released of record within Thirty (30) days of the filing of such lien of record.

    SEC. 405. PAYMENT BY LESSOR. If at any time, any tax, assessment, charge, rate, fee or inspection fee, generally or specifically charged or assessed against and properly attributable to said Demised Premises shall become due or payable and the Lessee shall not pay the same, or have paid same to Lessor or, in the event any lien for labor or material shall not be released of record by Lessee within Thirty (30) days of the f fling of such lien of record, the Lessor may, at Its option, pay the same at any time thereafter without inquiring Into the validity thereof, and the amount of any and all such payments so made by the Lessor (with interest thereon at Eighteen Percent (18% ) per annum. from and after the date any such payment paid by Lessor) shall be and hereby Is declared to be so much additional and further rent for the Demised Premises, due from and payable by the Lessee with the next Installment of rent and may be collected in the same manner as other rents due hereunder; provided, however, that subject to the further provisions hereinafter set forth, Lessee shall have the right, at Lessee's expense, to contest in good faith the validity of any Taxes, assessments, charges, liens, rates or fees so specifically charged or assessed against the Demised Premises; provided, however, that Lessee notifies Lessor in writing of Lessee's intention to so contest within Fifteen (15) days In advance of the date such Taxes, assessments, charges, liens, rates or fees charged or assessed against the Demised Premises were due and payable; and further provided that such contest Is commenced within Thirty (30) days of the date of such notice.



    SEC. 406. CONTEST. In the event Lessee desires to contest any Taxes, assessments, charges, liens, rates or fees herein provided, It shall do so by paying the amounts under protest, or shall provide for the payment thereof, together with all penalties, Interest, costs and expenses, by the deposit of a sufficient sum of money to be held In escrow by Lessor or, at the option of Lessor, by a good and sufficient undertaking as may be required or permitted by law, all to the end that no delinquency or proceedings based upon delinquency shall in anywise affect the title or interest of Lessor in the Demised Premises.

    Lessee agrees that It will prosecute any such contest with due diligence and In the event any such contest be adjudicated adversely to Lessee, that Lessee will, within Thirty (30) days after final determination, or within the time provided for In such adjudication, whichever Is sooner thereof, pay the full amount of any such Taxes, assessments, charges, liens, rates or fees, or other obligations not paid by Lessee to Lessor which may have been the subject of such contest as so determined, together with all interest-and penalties, costs and charges which may be payable in connection therewith and satisfy and cause the release of the same of record.

    Lessee shall keep the Lessor notified, f rom time to time throughout the period of its pendency, as to the progress and status of any such contest. If a final determination is not had within Three (3) years from the date of instituting any such contest, or in the event of any default of the Lessee, pursuant to the terms of this Lease, Lessor at its option, may pay out of any funds held in escrow any such Taxes, assessments, charges, liens, rates or fees which may be under contest, together with all penalties, interest charges and other expenses whatever in connection with such contest and Lessee shall immediately upon written demand from Lessor, terminate any such contest.

    In the event the funds so held are Insufficient to pay and satisfy the same, Lessor, at its option, may pay any deficiency and any amount so paid will be reimbursed by Lessee as additional rent due hereunder, promptly upon demand, notwithstanding any previous termination of the term of this Lease by lapse of time or otherwise, with interest at Eighteen Percent (18%) per annum from the date of expenditure by Lessor.

    Nothing contained In this agreement shall be construed to authorize Lessee to create or Incur on behalf of Lessor any liability, indebtedness or obligation whatsoever. Anything herein to the contrary, notwithstanding, Lessee shall def end, completely indemnify and hold Lessor forever harmless from any and all consequences of any such Taxes, assessments, charges, liens, rates or fees, or any contest thereof which were the obligations of Lessee to pay hereunder.

ARTICLE 5
    INSURANCE:

    SEC. 501. PROPERTY INSURANCE. The Lessee covenants and agrees that immediately upon the commencement of the term hereof, Lessee will cause, at Lessee's expense, the Building and Improvements placed on the Demised Premises by the Lessor, including any and all additions thereto, to be Insured for full replacement cost against loss or damage by fire, lightning and other casualty covered by the provisions of endorsements for Extended Coverage and Special Extended Coverage, to include the peril of collapse, vandalism and malicious mischief, replacement cost, and will keep Insurance to the full replacement value, as determined by Lessor from time to time, of the Building and Improvements placed on said Demised Premises by Lessor, Including any and all additions thereto, In full f force and effect during the term hereof so long as this Lease Is In effect, Including all extensions hereof.

    No such policy of insurance shall include either the contents of the Building located on the Demised Premises or any other property of the Lessee or any third party except as a separate stated item of insurance, separate and in addition to the coverage which shall apply exclusively to Lessor's Building and other Improvements owned by Lessor. All such policies shall provide that Lessor and any Mortgagee(s) shall be the

    Insureds as their interests appear, and shall further provide that any loss shall be payable to Lessor and any Mortgagee(s) notwithstanding any act or omission of Lessee which might otherwise result In a forfeiture or reduction of said insurance.

    In addition, Lessee shall maintain steam boiler insurance In such amounts as Lessor may from time to time reasonably require on all steam boilers, pressure boilers or such apparatus as Lessor may deem necessary to be covered by such Insurance, If any.

    . The Lessee will not place, nor permit to be placed, any other policies of Insurance upon the Building or other Improvements placed upon Demised Premises by Lessor without advance written permission of Lessor and without Lessor and Lessors Mortgagee(is as a named Insured, provided, however, that nothing herein shall be construed As limiting in any way the manner In which Lessee Insures Its property placed within the Demised Premises.

    SEC. 502. PUBLIC LIABILITY INSURANCE. Lessee, at Lessee's expense, and for mutual benefit of the Lessor any Mortgagee(s) and the Lessee, shall maintain Comprehensive Public Liability Insurance, covering the Demised Premises In an amount not less than ONE MILLION DOLLARS($1,000,000). Such Insurance shall Include the following coverages: premises/operations, Independent contractors, personal Injury, broad form property damage and contractual liability.

    SEC. 503. INSURANCE GENERALLY. All insurance policies shall be with companies satisfactory to Lessor and shall provide for at least Thirty (30) days mandatory advance written notice to Lessor before cancellation, reduction or other amendment and the property policies shall contain a standard mortgage clause. Certificates evidencing such Insurance shall be delivered by Lessee to Lessor at the commencement of the term of this Lease and all subsequent amendments and endorsements shall be promptly delivered to Lessor. Statements for premiums on such policies shall be sent to and paid by Lessee.

    In the event Lessee shall refuse or fall to provide the Insurance coverage herein required or to provide evidence of such coverage as herein described, the Lessor may, at Its election, but with no obligation so to do, procure and, from time to time, renew such Insurance and all amounts expended therefor with Interest thereon at Eighteen Percent (18%) per annum from the respective dates of such expenditures shall be so much additional rent hereunder due from the Lessee on demand.

    Lessee agrees to Indemnify the Lessor for any loss suffered as the result of the exercise of any deductible feature that may be Incorporated In the Insurance contract and Lessor hereby reserves the right to disapprove the amount and provisions of any such deductible feature. Lessee agrees to be a self Insurer as to such deductible amounts and further agrees to pay such amounts to Lessor In the same manner as though such Insurance Policies did not contain deductible provisions.





ARTICLE 6

    USE MAINTENANCE AND CONDITION OF THE DEMISED PREMISES.

     SEC. 601. DEMISED PREMISES Lessee shall not breach or suffer the breach of any of the conditions, agreements and restrictions of record affecting the Demised Premises and shall defend, completely indemnify and hold Lessor forever harmless from all consequences of any such breach.

     Lessee may use and occupy the Demised Premises for light manufacturing, (including mass lamination, manufacturing of copper clad boards, printing and etching of copper clad laminated boards and the manufacturing of pre-
preg), storage, assembly, distribution and for offices in connection therewith; provided, however, that Lessee shall strictly comply with all present and future laws, ordinances and regulations of public authorities, as well as all Insurance underwriting and Inspection and rating requirements, now or hereafter In any manner affecting,__the__use of the Demised Premises, the sidewalks, alleys, driveways and parkways adjacent thereto, If any, or any Building thereon, or t h - e use thereof. Lessee shall not permit any unlawful occupation, business, trade or nuisance to be conducted on the Demised Premises, or any use to be made thereof contrary to any law, ordinance or regulation. Without in any way limiting the generality of the aforegoing, Lessee will not, at any time, store any material or equipment of any kind or character outside the Building(s) located on the Demised Premises except In strict compliance with all applicable ordinances, laws or regulations of any governmental unit or other public authority having jurisdiction.

     Lessee, at the sole cost and expense of Lessee, shall have the right to contest the validity of any such rules, laws, ordinances or regulations affecting the use of the Demised Premises; provided, however, in any event, that Lessee shall defend, completely Indemnify and hold the Lessor forever harmless from all consequences of any such contest and the violation of any such rule, law, ordinance or regulation.

     Lessee will not use or permit to be used upon or in said Demised Premises or any Building thereon anything that will Invalidate any policy of insurance at any time insuring the Demised Premises, or any Building(s) or Improvements thereon, nor &hall Lessee permit any dangerous condition to exist on the Demised Premises for which appropriate and sufficient safeguards have not been taken.

     Lessee shall not cause or suffer any signs to be erected upon the Demised Premises, nor upon any Building(s) or Improvements located thereon without the prior written approval of Lessor, which shall not be unreasonably withheld.

     Anything herein to the contrary, notwithstanding, Lessee shall not at any time overload any structural member (including, by way of illustration and not limitation, all roofs, columns, walls, beams, trusses and floors) of the Building located on the Demised Premises; nor shall Lessee cause or suffer the demolition of the Building(s) or Improvements, or any part(s) thereof (except as provided in SEC. 603) without the prior written approval of Lessor.

     The Lessee further covenants and agrees that the entry into occupancy of the Demised Premises by the Lessee shall constitute an acknowledgment that the same and the Building(s) and Improvements thereon have been received by the Lessee in first--class condition and repair, subject to the warranties set forth herein.


     SEC. 602.  MAINTENANCE.  The Lessor warrants that the following shall
     be free from defects In material    and workmanship to and including the
     periods set forth: Roof: January 31, 1989;      Structural (foundation
     and exterior bearing walls) and mechanical and electrical systems
     (HVAC): January 31, 1989; Plumbing: January 31, 1989, provided however, that drains are guaranteed to be free and clear flowing only at time of occupancy. In the event of the occurrence of any such defect during the appropriate warranty period and upon receipt of written notice from Lessee, Lessor shall promptly commence and diligently prosecute to completion such repairs as are necessary to correct such defect.
     Except for the aforegoing Lessor warranties, the Lessee shall maintain and preserve the Demised Premises, Including, without limitation, the Interior and exterior of the Building thereon In first-class and clean condition making all repairs, replacements and restorations necessary for such maintenance and preservation: Including, without limitation, tuckpointing, painting, glass replacement, glazing, caulking and the repair, replacement and restoration docks, landscaping and, parking areas. All repairs, replacements and restorations shall be in quality at least equal to the original construction.

At the termination of this Lease, by lapse of time or otherwise, Lessee shall deliver the Demised Premises to the Lessor in first-class condition and repair as obtained therein at the commencement of the term of this Lease subject, however, to the loss Or damage due to any casualty to the extent actually recovered by Lessor under Insurance policies to be obtained and maintained by Lessee as herein set forth and normal wear and tear. Anything herein to the contrary, notwithstanding, Lessee will not suffer any waste to occur on the Demised Premises and will make every reasonable effort to prevent the Demised Premises from falling Into disrepair; including, without limitation, the prompt performance of all repair, replacement and restoration obligations of Lessee as herein set forth.

     SEC. 603. ALTERATIONS. Lessee shall make no alterations to the Demised Premises Without prior written approval of Lessor which shall not be unreasonably withheld provided, however, Lessee shall make no material alterations to the Demised Premises(including roof,floor,and structured wall penetration). Lessee shall remove,on demand by Lessor and at Lessee's expense, any and all alterations at the termination of this Lease, whether by lapse of time or otherwise, and shall repair any damage caused by such removal, restoring the Demised Premises to their condition prior to the making of any such alterations, or any of them.

     Any and all alterations, additions and Improvements made to or placed upon the Demised Premises by the Lessee, or suffered by Lessee to be made to or placed upon the Demised Premises, as well as all fixtures and articles of personal property attached to or made a part of the Demised Premises, which Lessee has not removed or been required to remove by Lessor, shall Immediately become the property of the Lessor at the termination of this Lease and shall be surrendered to the Lessor.

     Subject to the provisions hereinabove set forth, the Lessee may expend such additional sums of money upon the Demised Premises, the Building and Improvements on said Demised Premises as the Lessee may desire, with the full understanding that such additional sums so paid shall not be deducted from or set off against any rents or other payments due hereunder.

     SEC. 604. LESSORS RIGHT TO INSPECT AND REPAIR. Lessor, Its agents and employees shall have the right, at any reasonable time, after notice to Lessee, to enter upon the Demised Premises to inspect the same In the presence of an agent of Lessee and Lessee agrees to make such agent available. In the event Lessee falls to commence such repairs, replacements or restorations as are necessary to maintain the Demised Premises In first-class condition, within Thirty (30) days after notice from Lessor or falls to diligently prosecute the same to completion, the Lessor, at Its option, but without any obligation so to do, may make such repairs, replacements, or restorations, and amounts expended for such work by the Lessor shall be reimbursed by the Lessee as additional rent due hereunder, promptly on demand, together with interest at Eighteen Percent (18%) per annum from date of expenditure.

     Anything herein to the contrary, notwithstanding, Lessor shall have the right, at any time, to enter upon the Demised Premises, but without any obligation so to do, in order to effect any repair, replacement or restoration of an emergency nature and Lessee shall reimburse Lessor as additional rent due hereunder, promptly upon demand, for expenditures incurred for such work and If Lessee denies Lessor such access, Lessee agrees to defend, indemnify and hold forever harmless the Lessor from and against any and all liability, fines, suits, claims, demands, actions, causes of action, losses, costs, damages, judgments and expenses of any kind or character, name or nature due to or arising directly or Indirectly out of such emergency.


ARTICLE 7


INDEMNIFICATION AND HOLDING
HARMLESS OF LESSOR:

    SEC. 701. INDEMNIFICATION. To the extent permitted by law, Lessee shall def end, completely indemnify and hold forever harmless the Lessor f rom and against any and all liability, fines, suits, claims, demands, actions, causes of action, losses, costs, damages, judgments and expenses of any kind or character, name or nature, due to or arising out of:

    (a) Any breach, violation or non-performance of any covenant, obligation, condition or agreement In this Lease set forth and contained on the part of the Lessee to be fulfilled, kept, observed or performed; and/or

    (b) any damage to, loss or destruction of any property arising directly or Indirectly out of Lessee's use and occupancy of the Demised Premises; and/or

    (c) any Injury to any person(s), including death, resulting at any time therefrom, occurring in or about the Demised Premises and/or the sidewalks, drive and alleyways, parkways, if any, and any and all other appurtenances thereunto appertaining.

    In the event the Lessor Is made a party to any action or proceeding which Lessee is required to defend pursuant to the provisions of this Lease, the Lessor shall have the right to appear and to take part in any such action or proceeding by legal counsel of Lessor's choice-at Lessor's cost and expense.

    Lessee and Lessor hereby agree to completely indemnify the prevailing party as to all costs and expenses Incurred to enforce any of the terms, provisions, conditions or covenants of this Lease; Including, but not limited to, attorney's fees.

    Nothing herein shall be construed as obligating the Lessee to indemnify or hold harmless any party from and against the consequences of negligent act or omission of the party to be Indemnified.



    SEC. 702. LOSS OF PROPERTY. Anything In this Lease to the contrary notwithstanding Lessee agrees that under no circumstances shall Lessor be liable to Lessee or to any third party for any loss of, destruction of, damage to or shortage of any property; including, by way of Illustration and not limitation, equipment or Inventory placed on the Demised Premises or suffered to be placed thereon by Lessee, It being the intention of the parties hereto that the risk of any and all such loss, destruction, damage or shortage shall be borne by Lessee and Lessee agrees to defend, completely Indemnify and hold Lessor forever harmless from and against any and all liability, suits, claims, demands, actions causes of action, losses, costs, damages, judgments and expenses If any arising out of such loss, destruction, damage or shortage.

                                  ARTICLE 8

DAMAGE OR DESTRUCTION
OF BUILDINGS:

    SEC. 801. DAMAGE OR Destruction OF BUILDINGS. If any Building or Improvements placed by the Lessor on the Demised Premises shall be Injured or destroyed by fire or other casualty insured against pursuant to the terms of this Lease, the Lessor will, with due diligence and dispatch, proceed to collect the Insurance thereon and If the Lessor elects to repair or restore such Building, the Lessor will apply the Insurance monies derived from said policies to such repair and restoration.

    In the event that the monies realized from the insurance policies shall not be sufficient to restore such Building and/or Improvements to their condition immediately prior to such fire or other such casualty, the Lessor may, at the option of Lessor, advance the additional funds necessary therefor, and to the extent that the Insufficiency of the insurance proceeds was due to the failure of Lessee to comply with the provisions of this Lease and to the extent of any deductible feature in the insurance coverage to be provided by the Lessee, the Lessee covenants and agrees to repay any such advance to the Lessor as additional rent due hereunder, promptly upon demand, with interest at the rate of Eighteen Percent (18% ) per annum from the date of such expenditure.

    In the event Lessor does not elect to repair or restore such Building and/or Improvements within Thirty (30) days after such a casualty, such election to be evidenced by written notice to Lessee within said time period, or if the repair or restoration cannot reasonably be accomplished within a period of one hundred twenty (120) days after such casualty, then In either of such events this Lease and the term hereof, may be terminated and cancelled at the election of either party hereto, provided written notice is given to the other party within Ten (10) days after the expiration of the last aforementioned such Thirty (30) day period. Absent such timely notice this Lease shall re main In full force and effect.















ARTICLE 9


RENT ABATEMENT
BECAUSE OF DAMAGE:

     In the event Improvements on the Demised Premises shall be damaged by fire or other casualty covered by the provisions of the Insurance policies then in effect as provided for herein, the Lessee shall not be required to pay rent on any untenantable portion of said Building and the rental reserved hereunder shall be reduced to the proportion that the square foot area of the Building remaining tenantable bears to the square foot area of the original Building. Such rental shall be increased pro rata, from time to time, if and when additional areas of the Building are returned to tenantable condition.


ARTICLE 10

CONDEMNATION:

    SEC. 1001. AWARD. In the event the Demised Premises, or any part thereof, shall be condemned or taken for a public or a quasi-public use, or is sold by Lessor under threat of condemnation, any award made or sales price paid to compensate for the value of the Demised Premises, Building(s) and Improvements thereon, or for damages to the remainder thereof shall be paid to the Lessor and Lessee shall have no claim thereto and the Lessee hereby Irrevocably assigns and transfers to the Lessor any right to any such compensation or damage awards, providing, however, that Lessee shall have the right to prove in the proceeding and to receive any award which may be made for damages for or condemnation of Lessee's personal property, including movable trade fixtures and equipment and relocation costs.

    In the event any or all of the Demised Premises shall be so condemned or taken, the Lessee shall execute and deliver to Lessor, promptly on demand, all documents necessary and proper to evidence the termination of the interest of the Lessee In and to the Demised Premises and this Lease, including, without limitation, a recordable release and cancellation of this Lease and a quit claim deed. The failure of the Lessee to so execute and deliver such documents shall in no way affect such termination of this Lease and the interest of the Lessee in and to the Demised Premises.

    SEC. 1002. REMAINDER SUSCEPTIBLE OF OCCUPANCY. In the event a part of the Demised Premises remains which is susceptible of occupation for the uses set forth herein, this Lease shall, as to the part so taken, terminate as of the date title shall vest in the condemning authority and the rent payable hereunder shall be adjusted so that the Lessee shall be required to pay for the remainder of the term only such fractional portion of such rent as the area of the part of the building located on the Demised Premises remaining after condemnation bears to the area of said Building as of the date of condemnation; and in such event, this Lease shall remain in full force and effect and the Lessor shall promptly commence and diligently prosecute to completion the restoration of the Building so that it shall again constitute a complete architectural unit but the Lessee shall be required to pay only that fractional portion of the rent as is provided for hereinabove in this SEC. 1002.






    In the event the Lessor does not so terminate this Lease, this Lease shall remain in full force and effect and the Lessor shall promptly commence and diligently prosecute to completion the restoration of the Building so that it shall again constitute a complete architectural unit but the Lessee shall be required to pay only that fractional portion of the rent as is provided for hereinabove in this SEC. 1002.

    SEC. 1003. REMAINDER NOT SUSCEPTIBLE OF OCCUPANCY. Subject to the further provisions of SEC. 1004 hereof, and in the event all of the Demised Premises, or such part thereof be taken or condemned so that there does not remain a portion susceptible for occupancy for the uses set forth herein, this Lease shall terminate upon the date the title to the part taken vests In the condemning authority and Lessee's obligation to pay rent or to discharge any other obligation hereunder, other than the payment of money then due and damages arising out of any breach of the covenants, conditions or terms hereof by the Lessee, shall cease.

    Notwithstanding anything herein to the contrary, the Demised Premises shall not, be deemed "susceptible for occupancy" in the event more than twenty-five percent (25 % of the area of the Building located on the Demised Premises is taken or condemned.




ARTICLE 11


DEFAULT, BANKRUPTCY

    SEC. 1101. DEFAULT, BANKRUPTCY. It Is mutually agreed and understood by and between the parties hereto that in the event during the term of this Lease, regardless of the pendency of any bankruptcy, insolvency, receivership or reorganization proceedings, in law, equity or before any administrative tribunal, or any other governmental entity which has been prevented or which might prevent compliance by Lessee with the terms or provisions of this Lease:

    (1) Lessee shall default in the payment of any installment of rent or other payment required to be made by Lessee pursuant to the provisions of this lease and such default shall continue for Ten
    (10) days; after notice of such default f rom Lessor provided however that In the event Lessor has had to give Lessee notices of such default more than twice in any twelve consecutive month period, this notice requirement shall thereupon terminate and Lessee shall be In default after the expiration of any such ten (10) day period regardless of lack of notice from Lessor; or

    (2) Lessee shall make default in the provisions of any of the agreements, conditions, covenants or obligations hereunder to be kept, fulfilled, observed or performed by the Lessee and such default shall not be cured within Thirty (30) days after notice of such default from Lessor to Lessee;

    Anything hereinabove to the contrary, notwithstanding, as to any such default except the payment of any rent or other monies reserved herein, in the event the Lessee shall, within said Thirty (30) day period, commence the cure of such default and diligently pursue to completion any such cure as soon as reasonably practicable, the Lessor may not declare the term ended and this Lease terminated and cancelled; or

    (3) If any voluntary petition or similar pleading under any bankruptcy act or any federal or state law seeking reorganization or arrangement with creditors or adjustment of debts Is filed by Lessee, or if any such petition or pleadings is involuntary and Lessee Is not discharged thereof within Thirty (30) days after the date of Its filing;or

    (4) If Lessee admits Its Inability to pay Its debts or if a receiver, trustee or other appointee of a court, administrative tribunal or other public authority Is appointed for all or a substantial part of Lessee's property and If such appointment Is not vacated within Thirty (30) days after being made; or

    (5) if the leasehold interest of Lessee is levied upon or attached by process of law, and such levy or attachment is not released of record within Thirty (30) days; or

    (6) If Lessee makes an assignment for the benefit of creditors, or if any proceedings are filed by or against Lessee to declare Lessee insolvent or unable to meet its debts and such proceedings are not discharged within Thirty (30) days after the date of their filing; or

    (7) If a receiver or similar type of appointment or court appointee or nominee of any name or character is made for all or a substantial part of Lessee's property and if such receiver Is not discharged within Thirty (30) days after appointment;

then, In any such event, Lessor shall have the right, at any time thereafter, (but prior to any timely cure as hereinabove provided), with or without notice to avail Itself to any or all of the following remedies, (a) to lock the doors of the Demised Premises and exclude Lessee-therefrom; (b) to re-enter and take complete possession of the Demised Premises pursuant to Landlord's statutory lien; (c) to remove all persons and all of Lessee's property therefrom; (d) to terminate this Lease forthwith; (e) to sue for the rent due and to become -due under this Lease; (f) to sue for any damages sustained by Lessor and/or (g) to keep this Lease In full force and effect reletting the Demised Premises on such terms and conditions as Lessor may deem appropriate without prejudicing Lessor's rights to recover past and future rents or other obligations of Lessee hereunder.

    Anything herein to the contrary, notwithstanding any payment of rent or any other payment to be made by the Lessee to Lessor, pursuant to the provisions of this Lease, shall bear interest at the rate of Eighteen Percent (18%) per annum from the date payment was due.

    In the event the right, title and Interest of Lessee in and to the Demised Premises and this Lease is terminated, whether by lapse of time or otherwise, the Lessee shall execute and deliver to Lessor, promptly on demand, all documents reasonably requested by Lessor to evidence such termination: Including, without limitation, a recordable release and cancellation of this Lease and a quit claim deed. The failure of Lessee to so execute and deliver such documents shall In no way affect the termination of this Lease and the Interest of the Lessee In and to the Demised Premises.

    SEC. 1102. NO WAIVER. No waiver by Lessor of any default by the Lessee of any of the obligations, agreements, conditions or covenants on the part of the Lessee to be fulfilled, kept, observed or performed hereunder shall be a waiver of any subsequent default or of any other obligation, agreement, condition or covenant, nor shall any forbearance by Lessor to seek a remedy for any default by Lessee be a waiver by Lessor of any of the rights and remedies available to Lessor hereunder or by law granted or permitted, with respect to such or any subsequent default.


ARTICLE 12

TRANSFER, ASSIGNMENT, SUBLEASE

    SEC. 1201. TRANSFER, ASSIGNMENT, SUBLEASE. The Lessee may not assign, transfer, mortgage or pledge this Lease or the Interest of the Lessee herein or hereunder or sublet Demised Premises or any portion thereof; without, In each case, the prior written consent of the Lessor which shall not -he-unreasonably withheld. Any purported assignment, mortgage, transfer,pledge or sublease without the prior written consent of Lessor shall be absolutely null and void and of no legal force or effect.

    SEC. 1202. INCREASED RENT TO LESSOR. As a condition precedent to the approval of any sublease, assignment or any other type of transfer by the Lessee to any third party of all or a portion of its interest in and to the Demised Premises pursuant to the provisions of this Lease, Lessee agrees that It will pay to the Lessor, contemporaneously with the rental payments due hereunder, Fifty Percent (50% ) of any increased economic benefit received by Lessee, including, without limitation, rent in excess of the rent reserved herein and in the event less than all of the Demised Premises are so subleased, assigned or transferred in any way, the Lessee shall pay to the Lessor Fifty Percent (50%) of any Increase In the square foot rate of rent paid to Lessee by any third party. Lessee shall also Increase any security deposit required hereunder to the amount of a full month's rent.

    The rent that Lessee pays to the Lessor for the purpose of this Section 1202. shall be calculated by dividing the monthly rent reserved herein by the square foot area of the building located on the Demised Premises as stated hereinabove.

    SEC. 1203. MAINTENANCE, REPAIR, AND RESTORATION UPON ASSIGNMENT OR SUBLETTING. As a condition precedent to Lessor's consent to any assignment or subletting of- this Lease or all or any part of the Demised Premises Lessor may at It's sole discretion require Lessee to undertake any deferred maintenance and to make all repairs and restorations which are the obligations of Lessee under this Lease prior to the effective date of any such assignment or sublease in the same fashion could be required at the expiration of this Lease Term.

    SEC. 1204. LESSOR MAY SELL, MORTGAGE, TRANSFER OR ASSIGN. Lessor shall have the right to sell, mortgage, pledge, hypothecate or In any other manner transfer or assign the Interest of the Lessor In the Demised Premises and/or In the Lease, subject to all of the covenants and conditions of and Lessee's rights under this Lease. The term "Lessor", as used in this Lease, means only the owner for the time being of the Demised Premises and in the event of any sale, conveyance or other transfer of the Demised Premises, or the interest of Lessor In the Demised Premises, the Lessor shall upon purchaser's assumption, be entirely freed of all covenants and obligations of Lessor hereunder arising after the date of such sale, transfer assignment or conveyance. This Lease shall not be affected by any such sale and Lessee agrees to attorn to the purchaser or assignee.

    SEC. 1205. SUBORDINATION. This Lease shall be subject and subordinate to the lien of any mortgage or mortgages which at any time may be placed upon the Demised Premises by Lessor, Its successors or assigns, and to any replacements, renewals or extensions thereof, provided that the holder of the encumbrance agrees to recognize for itself and Its successors and assigns, Lessee's rights hereunder notwithstanding any foreclosure Lessee agrees, at any time hereafter, on demand, to execute and deliver any instruments, releases or other documents that may be required for the purpose of subjecting and subordinating this Lease to the lien of any such mortgage or mortgages,' subject to the provisions set forth above.

    SEC. 1206. LESSEES ESTOPPEL LETTER. Lessee agrees at any time and from time to time upon not less than Ten (10) days prior written request by Lessor to execute, acknowledge and deliver to Lessor a statement In writing certifying that this Lease is unmodified and in full force and effect (or if there have been modifications that the same is In full force and effect as modified and stating the modifications), and the dates to which the basic rent and other charges have been paid in advance, if any, and all of the defaults of Lessor hereunder, if any, it being intended that any such statement delivered pursuant to this Section may be relied upon by any prospective purchaser of the fee or mortgagee or assignee of any mortgage upon the fee of the Demised Premises.

ARTICLE 13


MISCELLANEOUS.

    SEC. 1301. NOTICES. Any notice provided for herein shall be given by registered or certified mail addressed, if to Lessor, as follows:

    CMD SOUTHWEST, INC.
    3225 S. Hardy Drive, Suite 105
    Tempe, Arizona 85282

    with a copy, to:

    CMD SOUTHWEST, INC.
    One First National Plaza
    Chicago, Illinois 60603

    Attention: Law Department
and if to Lessee, as follows:
    NELCO PRODUCTS, INC.
    1130 West Geneva Drive
    Tempe, Arizona 85282

    Attention: General Manager

    NELCO PRODUCTS@ INC.
    1411 East Orangethorp
    Fullerton, California 92631

    Attention: President

with a copy to:

    PARK ELECTROCHEMICAL CORPORATION
    5 Dakota Drive
    Lake Success, New York 10142

    Attention: Corporate Controller


    SEC. 1302. CHANGE OF ADDRESS. The person and places to which notices or payments are to be mailed may be changed, from time to time, by Lessor or Lessee upon written notice to the other.


    SEC. 1303. MODIFICATION. This Lease may be modified only by written agreement signed by Lessor and Lessee.

    SEC. 1304. DESCRIPTIVE HEADING& The descriptive headings and index of this Agreement are Inserted for convenience In reference only and do not constitute a part of this Agreement.

    SEC. 1305. SUCCESSORS AND ASSIGN& This Lease and the covenants, terms, conditions and provisions hereof, shall be binding upon the respective parties hereto and upon their respective successors, assigns and personal representatives and shall inure to the benefit of said respective parties hereto and their said respective successors, assigns and personal representatives.

    Wherever In this Lease a reference to any of the parties hereto Is made, such reference shall be deemed to include, wherever applicable and even though not expressly stated, also a reference to the successors, assigns and personal representatives of such party, as the case may be, the same as If in every case expressly stated.

    The phrase "successors and assigns Is used In this Lease In its broadest possible meaning and includes, in addition to administrators, trustees and conservators; every person, firm, corporation or other entity succeeding to the interest In or to this Lease, or any part thereof, or in or to any real estate, or any part or portion thereof, described or referred to herein or any part hereto, or of any of the successors or assigns of any such party, whether such succession results f rom. the act of a party In interest, occurs by operation of law or Is the effect of the operation of law together with any act(s) of any such party or parties.

    SEC. 1306. ENTRY TO SHOW PREMISES. Lessor, its agents or assigns may, from time to time, during the term of this Lease, and each and every extension hereof, enter the Demised Premises at reasonable times to show the same to prospective buyers or tenants.

    During the last Six (6) months of the term of this Lease or after the occurrence of any default on the part of the Lessee hereunder, (and prior to the curing of such default) the Lessor hereby reserves the right to enter the Demised Premises, after notice to and in the company of Lessee, and to place, on the outer walls or roof of any building(s) located thereon and upon any part of the Demised Premises, outside such buildings), "For Sale" and/or "For Rent" signs of a type similar to those used in the area. Lessee agrees not to remove, Interfere with, or obstruct the view of any such sign(s).

    SEC. 1307. TIME OF ESSENCE. Time is of the essence of this Lease and in all of the conditions, obligations, agreements, provisions, terms and covenants hereof.

    SEC. 1308. RESOLUTION. Lessee shall, contemporaneously with the execution and delivery of this Lease, also deliver to Lessor a copy of a Resolution of the Board of Directors of Lessee, specifically authorizing those of Lessee's officers whose names are subscribed hereto to enter Into this Lease Agreement with the Lessor named herein. Such Resolution shall be duly certified to by the Secretary of said Board of Directors and shall be appended hereto as Schedule 4 . Lessor shall, contemporaneously with the execution and delivery of this Lease, also deliver to Lessee evidence of Lessor's general partner's authority and the authority to bind Lessor of the officer of Lessor's general partner who executes this Lease Agreement.



    SEC. 1309. UNENFORCEABILITY. In the event any covenant, term, provision, obligation, agreement or condition of this Lease is held to be unenforceable at law it is mutually agreed and understood, by and between the parties hereto, that the other covenants, terms, provisions, obligations, agreements and conditions herein contained shall re main in full force and effect.

    SEC. 1310. WAIVER OF TRIAL BY JURY. The Lessee waives a trial by jury of any or all issues arising in any action, or proceeding between the parties hereto, or their successors arising out of, or in any way connected with this Lease, or any of Its provisions the Lessee% use, or occupancy of the Demised Premises and/or any claim of injury or damage.

    SEC. 1311. GOVERNING LAW. This Lease and the rights of the parties hereto shall be Interpreted and determined in accordance with the laws of Arizona.

    SEC. 1312. ENTIRE AGREEMENT. This Lease contains the Entire Agreement between the parties respecting the matters herein set forth and supersedes all prior agreements between the parties hereto about such matters.

    SEC. 1313. ADDITIONAL TERM. The Lessor hereby covenants, represents and warrants as follows:

    a. The Demised Premises consists of approximately 43,399 square feet of land together with a building located thereon containing approximately 13,180 square feet.

    b. Lessor has not received any notice of any violation of any zoning ordinances, building codes or other local, state and federal statutes, codes, ordinances, laws and regulations and has no knowledge of the existence i of any such violation. Required lot splits will be obtained by Lessor, and Lessor will hold Lessee harmless from Lessor's failure to so do. All equipment within the Demised is in good working order at the commencement of Lessee's occupancy of the Demised Premises.

    c. At Lessee's request, Lessor shall promptly execute and acknowledge and deliver to Lessee a Memorandum of this Lease summarizing the material terms of this Lease.

    d. Lessor's covenants, representations and warranties shall be true on and as of the date hereof , on and as of February 1, 1988.

    SEC. 1314. EXHIBITS AND SCHEDULES. The following Exhibits and Schedules are attached hereto and expressly made a part hereof, to wit:

    Exhibit A   - Legal Description
    Exhibit B   - Drawings of Lessee's Improvements as per Schedule 2
    Schedule 1  - Rent During Last 26 Months of the Lease Term
    Schedule 2  - Additional Improvements by Lessee and Lessor's
                  Payment thereof.
    Schedule 3  - Security Deposit
    Schedule 4  - Lessee's Board Resolution
    Schedule 5  - option for Additional Land
    Schedule 6  - First and Second Option to Extend Term
    Schedule 7  - SRP Easement






    IN WITNESS WHEREOF, said Lessor and Lessee have caused this instrument to be executed by their respective duly authorized officers, all as of the day and year first above written.


                            CMD SOUTHWEST ONE
                            An Illinois Limited Partnership

                            By:   CMD SOUTHWEST, INC.
                            Its:  General Partner

                            By:______________________________
                               President

ATTEST:

_____________________
Secretary


                             NELCO PRODUCTS, INC.
                             Lessee


                             By:_______________________
                                Vice President

ATTEST:

/s/Ron Fleming
Facilities Manager
































SCHEDULE I

RENTAL DURING PERIOD OF FEBRUARY 1, 1991 THROUGH END OF LEASE TERM:

    The Annual Net Basic Rent from, February 1, 1991 will be the greater of the following:

(a) ($64,845.60); or

                 (Most Recent index prior to Jan, 1.199.1)  )
                 (--------------------------------------- -1)x(.50)]+$64,845.60
(b) [($64,845.60)(Most Recent Index prior to Jan. 1. 1988   )

    All such Annual Net Basic Rent shall be paid in equal monthly installments, in advance, in the same manner as the rent paid during the original Three (3) years of the Term of this Lease.

    The Index referred to hereinabove is the United States All Item Consumer Price Index (1967= 100) All Urban Consumer Section, Issued by the Bureau of Labor Statistics, U.S. Department of Labor published the period Immediately prior to said dates.

    In the event that the Index hereinabove referred to ceases to incorporate a significant number of Items contained therein In the Index last published prior to the commencement date of the original term of this Lease, or U a substantial change is made in the method of establishing such Index, then the Index shall be adjusted to the figure that would have resulted had no change occurred In the manner of computing such index. In the event that such Index (or a successor or substitute Index) Is not available, a reliable governmental or other nonpartisan publication evaluating the information theretofore used In determining the Index, shall be used In lieu of such Index.




























SCHEDULE 2

ADDITIONAL WORK TO BE PERFORMED BY LESSEE

    Upon execution of this Lease agreement, Lessee shall promptly commence and diligently prosecute to completion the installation or construction of only the following Improvements:

    Those attached hereto and made a part hereof as Exhibit B.

    Such Improvements shall be deemed fixtures and shall be installed at Lessee's cost and expense (subject to the further provisions hereof) and shall be completed promptly, and with due diligence, unless delayed at any time by reason of strikes, labor disputes, unavailability of materials and/or labor, governmental laws or regulations, riots, acts of a public enemy, national emergency, flood or other casualty, or other causes beyond Lessee's reasonable control. Upon substantial completion of the Improvements, in a good workmanlike manner, free of all liens and encumbrances, and in compliance with all codes, rules, regulations, ordinances and statutes of public authority, Lessor shall acknowledge that such Improvements have been completed and Lessor shall promptly pay to Lessee the sum of $31,000.00 only, as Lessor's total share thereof. The ownership of said Improvements shall be as is set forth in Article I. Prior to the termination of this Lease by lapse of time or otherwise Lessee, at Lessor's option, evidenced by written notice to Lessee, shall remove such of the Improvements described In said notice which were described In this
Schedule 2, restoring the Demised Premises to their condition prior the Installation of such Improvements.


SCHEDULE 3

SECURITY DEPOSIT:

    Lessee has deposited the sum of Five Thousand Dollars ($5,000.00) with the Lessor as security for the full and faithful performance by the Lessee of the terms of this Lease. It is agreed that in the event Lessee defaults in respect of any of the terms provisions and conditions of this Lease, including, but not limited to, the payment of rent and additional rent, Lessor may use, apply or retain the whole or any part of the security so deposited to the extent required for the payment of any rent and additional rent or any other sum as to which Lessee is in default or for any sum which Lessor may expend or may be required to expend by reason of Lessee's default in respect of any of the terms, covenants and conditions of this Lease, including, but not limited to, any damages or deficiency accrued before or after summary proceedings or other reentry by Lessor.

    In the event that Lessee shall fully and faithfully comply with the terms, provisions, covenants and conditions of the Lease, the security shall be returned to Lessee promptly after the date fixed as the end of the Lease Term and after delivery of the entire possession of the Demised Premises to Lessor.

    In the event of a sale of the Demised Premises, Lessor then has the right to transfer the security to the purchaser, and upon the purchaser's assumption Lessor shall thereupon be released by Lessee from all liability for return of such security and Lessee agrees to look to the new Lessor solely for return of said security.




SCHEDULE 4

LESSEE'S BOARD RESOLUTION



CERTIFICATE OF RESOLUTION
OF
NELCO PRODUCTS, INC.

    The undersigned, Harry Linzer, Secretary of NELCO PRODUCTS, INC., a Delaware corporation (hereinafter referred to as the "Corporation"), hereby certifies that the following resolutions were duly and regularly passed and adopted in all respects as required by law and the Bylaws of the Corporation, and that such resolutions,,are still in full force and effect and have not been revoked:
    RESOLVED, that the Corporation should, and it hereby does, approve that certain Lease by and between CMD Southwest One, an Illinois limited partnership, as Lessor, and the Corporation, as Lessee, for approximately 43,399 square feet of land, together with a building located thereon containing approximately 13,180 square feet, and an option for leasing additional land located on a portion of Lot 2, Broadway Industrial Park, Unit 4-A, as recorded in Book 228 of Maps, page 38, of the records of the Maricopa County, Arizona Recorder, commonly known as 1117 West Fairmont, Tempe, Arizona 85282; and

    FURTHER RESOLVED, that Ronald'B.  Hart, President of the
    Corporation, Lee H. Newton, Vice President of the Corporation, and Robert A. Forcier, Vice President of the Corporation, should be, and each of them acting alone hereby is, authorized to execute said Lease on behalf of the Corporation.

    IN WITNESS WHEREOF, the undersigned has signed his name as Secretary of the Corporation on this 29th day of February, 1988.



                                          /s/Harry Linzer















    SCHEDULE 5

    OPTION FOR ADDITIONAL LAND

    Lessee, at Its option, may lease the additional real estate described below Option Parcel') by delivering Irrevocable written notice thereof upon the Lessor no later than 5:00 p.m. local time January 31, 1990 subject, however, to the further provisions of this schedule. The term of the lease for the Option Parcel shall commence on the wake of written exercise thereof and terminate upon the termination of this Lease whether by lapse of time or otherwise.

    RENTAL ON OPTION PARCEL:

    In the event the option Is exercised as hereinabove provided, the Annual Net Basic Rent during the term on the Option Parcel will be determined as follows:

    In the event the option is exercised during January 1988 the Annual Net Basic Rent will be $3,180.00 ($265.00 monthly). In the event the option Is exercised after January 31, 1988 the Annual Net Basic Rent will be the greater of the following:

(a) $3,180.00; or

(b) $3,180.00 x Most Recent Index prior to Date of Exercise
                -------------------------------------------
                Most Recent Index prior to February 1, 1988

    All such Annual Net Basic Rent due to be paid shall be paid In equal monthly installments, In advance, In the same manner as the other rent paid during the Term of this Lease.

    The Index referred to hereinabove Is the United States AU Item Consumer Price Index (1967= 100) All Urban Consumer Section, Issued by the Bureau of Labor Statistics, U.S. Department of Labor published the period Immediately prior to said dates.

    In the event that the index hereinabove ref erred to ceases to Incorporate a significant number of items contained therein In the Index last published prior to the commencement date of the original term of this Lease, or if a substantial change Is made in the method of establishing such Index, then the Index shall be adjusted to the figure that would have resulted had no change occurred in the manner of computing such Index. In the event that such Index (or a successor or substitute Index) Is not available, a reliable governmental or other non-partisan publication evaluating the information theretofore used In determining the Index, shall be used In lieu of such Index.

    After the establishment of the original Annual Net Basic Rent as aforesaid, said Option Parcel rent also shall be subject to adjustment at the time and In the manner set f orth in Schedule 1.

LEGAL DESCRIPTION:

    The East 187 feet of Lot 2, Unit 4A, Broadway Industrial Park as recorded in Book 228 of Maps, Page 38, Marlcopa County Records, Phoenix, Arizona; EXCEPT the East 162 feet of Lot 2; and, EXCEPT a triangle of land formed by the South lot line of said Lot 2, a line parallel and 162 feet West of the East lot line of said Lot 2, and the hypotenuse of a right triangle whose Western extremity is 187 feet West of the East lot line of said Lot 2, as measured along the South line of said Lot 2 and whose Northern extremity is 37.5 feet North of the South line of said Lot 2 as measured along a line parallel and 162 feet West of the East line of said Lot 2.
SCHEDULE 6

FIRST OPTION TO EXTEND TERM

    Lessee, at Its option, may extend the term of this Lease for an additional Five (5) years by delivering Irrevocable written notice thereof upon the Lessor at least Six (6) Months prior to the expiration of the then existing Lease Term, and upon delivery of said notice, the term of this Lease shall be extended for said additional period upon the same terms without further action of the parties; subject, however, to the further provisions of this schedule.

RENTAL DURING FIRST EXTENSION OF TERM:

    In the event the original term of this Lease is extended as hereinabove provided, the Annual Net Basic Rent during the first three (3) years of the extended term will be the greater of the following:

    (a) The Annual Net Basic Rent during the last two (2) years of the original Lease term; or

    (b) An amount equal to the product of Sixty-Four Thousand Eight Hundred Forty-Five Dollars and Sixty Cents ($64,845.60) multiplied by a fraction which has as Its denominator the United States All Item Consumer Price Index (1967=100), An Urban Consumer Section, Issued by the Bureau of Labor Statistics, U. S. Department of Labor (hereinafter the 11CPIU") published for the month Immediately prior to the beginning of the original term of this Lease and, as its numerator said Index published for the month Immediately prior to the commencement date of said extension;

    In the event the original term of this Lease Is extended as herein provided, the Annual Net Basic Rent during the last two (2) years of the extended term will be the greater of the following:

    (c) The Annual Net Basic Rent during the first three (3) years of the extended term; or

    (d)   An amount calculated by the following formula:

(A)x(.50) x (B - 1.00 + (A) =     Annual Basic Rent during last two (2)
             C                    years of extended term of Lease.

         where  A            =    The amount described in preceding
                                  subparagraphs (a) or (b) whichever is
                                  greater;

         where  B            =    The CPI-U published for the period
                                  immediately prior to the commencement
                                  date of the last two year period of the
                                  extended term.

         where C             =    The CPI-U published for the period
                                  Immediately prior to the commencement of the Five year extended term.

    All such Annual Net Basic Rent due to be paid during any and all extensions of the original Lease Term shall be paid In equal monthly installments, In advance, In the same manner as the rent paid during the original Term of this Lease.

    In the event that the Index hereinabove referred to ceases to incorporate a signif leant number of Items contained therein in the Index last published prior to the commencement date of the original term of this Lease, or If a substantial change is made In the method of establishing such Index, then the Index shall be adjusted to the figure that would have resulted had no change occurred in the manner of computing such Index. In the event that such Index (or a successor or substitute Index) Is not available, a reliable governmental or other non-partisan publication evaluating the Information theretofore used In determining the Index, shall be used In lieu of such Index.


SECOND OPTION TO EXTEND TERM:

    Provided Lessee has validly exercised the First Option to Extend Term hereinabove described, Lessee, at Its option, may extend the term of this Lease for a second, additional Five (5) years by delivering Irrevocable written notice thereof upon the Lessor at least Six (6) months prior to the expiration of the first Five year extension of the Lease Term, and upon delivery of said notice, the term of this Lease shall be extended for said additional period upon the same terms without further action of the parties, subject, however to the further provisions of this Schedule.


RENTAL DURING SECOND EXTENSION OF TERM:

    The Annual Net Basic Rent due to be paid to Lessor for said Demised Premises during the first Three (3) years of the second option to extend shall be the "Market Rental, as that term is hereinafter defined. The Market Rental will be equal to the product of 13,180 multiplied by the market rate of rent per square foot for comparable warehouse/of f fee space for a comparable lease term on the commencement date of the option term (hereinafter referred to as "Market Rate"). The Market Rate will be determined as hereinafter set forth without regard to (a) the rate of rent Lessee is then paying for the Demised Premises, and (b) the value of Lessee's Improvements and trade fixtures. In the event Lessee desires to consider exercising Its second option to extend as set f orth In this Schedule, Lessee shall submit to Lessor nine (9) months prior to the expiration of the then existing lease term, a written statement setting forth the Lessee's proposed Market Rate, which statement shall include the method used and assumptions made in arriving at such a rate. Lessor shall within twenty (20) days of receipt of the statement accept or reject the same or submit a revised statement of Market Rate which statement shall include the method used and assumptions made In arriving at such a rate. If Lessor accepts Lessee's statement of Market Rate, Market Rate shall be determined as set forth therein and Lessee shall, In the event it exercises Its option to extend, pay to Lessor during the first Three (3) years of the second option to extend, Annual Net Basic Rent equal to the product of Market Rate times 13,180 square feeL if Lessor elects to submit a revised statement, Lessee shall within ten (10) days of receipt thereof either accept or reject the same. if Lessee accepts Lessor's revised statement of Market Rate, Market Rate shall be determined as set forth therein and Lessee shall, in the event It exercises Its option to extend, pay to Lessor Annual Net Basic Rent determined as set forth above In this paragraph. If, however, Lessor rejects Lessee's statement of Market Rate or Lessee rejects Lessor's revised statement of Market Rate, the rejecting party shall name and appoint an Independent M.A.I. appraiser and give written notice thereof to the non-rejecting party within five (5) days of the date of such rejection. The non-rejecting party shall, within five
(5) days of the receipt of said notice of rejection, name and appoint another appraiser and give the rejecting party written notice thereof. Thereafter, said appraisers shall select a third appraiser. If said appraisers are unable to agree on the selection of a third appraiser within five (5) days, they shall jointly petition the Superior Court of the County of Maricopa, Arizona, for the appointment of a third appraiser. Thereupon, the said appraisers shall independently determine the market rate for leasing the Demised Premises. Their respective written reports of Market Rate shall be submitted to Lessor and Lessee not later than seven (7) months prior to the expiration of the then term or on such later date as Lessor and Lessee may mutually agree. Upon delivery of the aforesaid written reports of value, the Market Rate shall be computed as follows: (a) average the three appraisals and disregard the appraisal which deviates the greatest from the average; and (b) average the two remaining appraisals. The average of the two remaining appraisals shall constitute the Market Rate and shall be binding upon the Lessor and Lessee. In the event Lessee then exercises Its option to extend, the exercise of which shall take place, if at all, at least six (6) months prior to the expiration of the then existing lease term, Lessee shall pay to Lessor during the first three (3) years of the second& option to extend Annual Net Basic Rent equal to the product of Market Rate times 13,180 square feet. The Lessor and Lessee shall each bear the fees, cost and expense of the appraiser selected by It, and the fees, costs and expenses of the appraiser appointed by the Parties' appraisers shall be shared equally by Lessor and Lessee. Either party's failure to fully comply In a timely fashion with the provisions regarding determination of Market Rate shall be deemed an abandonment of this method of determining rental, and the Market Rate shall be determined solely by the non-defaulting party's appraiser. Thereafter, the Annual Net Basic Rent to be paid f or the Demised Premises during the fourth and fifth years of the second option to extend shall be the greater of the following:

(a) The Market Rental (as determined hereinabove); or

(b) An amount calculated by the following formula:

(A)x(.50)x(B/C - 1.00 +(A)   =    Annual Basic Rent during last two (2)
                                  years of second extended term of Lease.

          where A            =    The Annual Net Basic Rent during the
                                               of the extended term.

          where B            =    The CP1-U published for the period
                                  immediately prior to the commencement
                                  date of the last two year period of the
                                  second extended term.

          where C            =    The CPI-U published for the period
                                  immediately prior to the commencement
                                  date of the second Five year extended
                                  term.

    In the event that the Price index hereinabove referred to ceases to Incorporate a significant number of Items contained in the Index last published prior to March 1, 1998, or If a substantial change Is made In the method of establishing such Index, then the Index shall be adjusted to the figure that would have resulted had no change occurred In the manner of computing such Index. In the event that such Index (or a successor or substitute Index) is not available, a reliable governmental or other nonpartisan publication evaluating the Information theretofore used In determining the Index, shall be used in lieu of such Index.

    All such rental required herein shall be paid In then lawful money of the United States of America in equal monthly Installments; one Installment to be paid upon the first day of each and every calendar month during the term hereof to the Lessor at such place as may, from time to time, be designated by them; and In the absence of such designation, at the last known office of the Lessor in Tempe, Arizona.


RESTRICTIONS ON OPTION:

    Lessee may not exercise an Option If Lessee Is In any way In default of any of the terms, conditions or covenants contained In this Lease beyond an applicable cure period, and the occurrence of any default by Lessee from and af ter the date of notice of exercise of an Option and Lessee's subsequent failure to cure said default within the applicable period, shall result In the Immediate termination forever of the Options, and all rights of Lessee as set forth In this Schedule without further action of the parties and all without prejudice to the other rights of Lessor.

    The Options are for the sole benefit of the above named Lessee and shall automatically terminate upon any assignment of this Lease, sublease of the Demised Premises, or other transfer of this Lease and or the rights of Lessee, provided, however, that Lessee shall have the right to exercise only the next available option to extend the term an additional five (5) years In the event Lessee assigns or subleases this Lease, pursuant to the provisions of SEC. 1201, subject however, to the following terms and conditions:

    1) This right to exercise one (1) option to extend the term In the event of an assignment or sublease is a one time right, and shall not be applicable In the event of any subsequent assignments or subleases;

    2) Notwithstanding the provisions of Article 3 with regard to determining the Annual Net Basic Rent, the Annual Net Basic Rent during the extended term H this option Is exercised following an assignment or lease,,,411.1 be the "Market Rental, and shall be determined substantially in accordance with the procedures set forth In this Schedule 6 for determining Market RentaL

    3) Notwithstanding the Provisions of SEC. 1202, as a condition precedent to the approval of any sublease, assignment or any other type of transfer by the Lessee to any third party of all or a portion of its interest in and to the Demised Premises pursuant to the provisions of this lease, Lessee agrees that it will pay to the Lessor, contemporaneously with the rental payments due during the five year option period, any amounts Lessee may receive in excess of the Market Rent as determined aforesaid, and in the event less than all of the Demised Premises are so subleased, assigned or transferred In any way, the Lessee shall pay to the Lessor any increase in the square foot rate of rent paid to Lessee during this option third party.














RUNNER PICK UP:                                         R/W 12381 AST. 14C
                                                        Maricopa County
SALT RIVER PROJECT                                      Parcel #123-40-42
Land Management Department                              Work Order #KA1-7914
P.O. Box 52025                                          W MC  C CR
Phoenix, AZ 85072-2025

                               E A S E N E N T
                              Underground Power


                CMD SOUTHWEST.  INC., an Arizona corporation,

for and in consideration of the sum of One Dollar, and other valuable consideration, receipt of which is hereby acknowledged, do hereby grant to the SALT RIVER PROJECT AGRICULTURAL IMPROVEMENT AND POWER, a political subdivision of the State of Arizona, its successors and assigns, t e 19 T',."easement and privilege to construct,W_@ operate and maintain underground electrical conduits, together with its manholes, transformer pads and vaults and other appurtenances through, over, under and across the following described property:

    The East 162.0 feet of Lot 2, BROADWAY INDUSTRIAL PARK UNIT 4-A. as recorded in Book 228-.of Maps, Page 38, Maricopa County, Arizona; said subdivision being a resubdivision of Lots 1 through 11 of BROADWAY INDUSTRIAL PARK UNIT 4, according to Book 210 of Maps, Page 48, records of Maricopa County, Arizona.

    Said easement being 7.0 feet in width, 3.5 feet on each side of the following described centerline:

    COMMENCING at the Northeast corner of said Lot 2, BROADWAY INDUSTRIAL PARK UNIT 4-A; thence North 89'5315311 West (assumed bearing) along the North line of said Lot 2, a distance of 46.0 feet; thence South 03'061431 East a distance of 8.0 feet to the TRUE POINT OF BEGINNING of the easement herein described; thence continue South 03*06143" East a distance of 173.0 feet to the North edge of a-5.5 foot by 7.5 foot wide transformer pad, said transformer pad being a part of this easement.

    It being understood that there shall be an 8.0 foot wide clear area adjacent to and immediately in front of the transformer opening and that no obstructions,, -trees shrubs or permanent structures shall be placed within this area

CAUTION: The above described easement contains high voltage electrical equipment. Notice is hereby given that the location of the underground electrical conduits may vary form the locations indicated in the above description, therefore all persons who may excavate in the area must accordingly proceed with caution.

    The Grantee shall at all times have the right of full and fee ingress and egress to said easement for the purpose heretofore specified, and the rights herein granted, all rights herein granted shall cease and revert to the grantors, their heirs or assigns.

    The covenants and agreements herein shall be binding on the heirs, successors in ownership and estate, assigns and lessess of the respective parties hereto.



IN WITNESS WHEREOF, CMD SOUTHWEST, INC., an Arizona corporation, has caused its corporate name to be signed by the undersigned officers thereunto duly authorized, this 31 day of January, 1986.

                                  __________________________
                                  President

State of Arizona  )
                   ss.            ATTEST_____________________
County of Maricopa)                     Asst. Secretary


On this 31st day of January, 1986, before me Marlene L. Holcombe the undersigned officer, personally appeared Gleen G. Martin and Cordell E. Kefferling who acknowledged themselves to the President and Asst. Secretary respectively of the CMD SOUTHWEST, INC., an ARizona corporation, and that they as such officers respectively being authorized so to do, executed the same for the purpose therein contained by signing the name of said corporation by themselves as such officers respectively.

In witness whereof I have hereunto set my hand and official seal.

My Commission expires Sept. 16, 1988           Marlene L. Holcombe
                                               Notary Public






























































                              EXHIBIT 10.11(a)






































                          FIRST AMENDMENT TO LEASE


      This FIRST AMENDMENT is made on this 21st day of October, 1994 between CEMANUDI ASSOCIATES, an Illinois Limited Partner-ship ("Lessor") and NELCO TECHNOLOGY, INC., an Arizona corpora-tion ("Lessee").

A. Lessor and Lessee previously entered into that certain Lease dated August 31, 1989 for the lease of the premises commonly known as II 04 West Geneva Drive, Tempe, Arizona ("Lease").

      B. Lessor and Lessee now desire to extend the term of the Lease, subject to the terms and conditions set forth in this First Amendment.

     Lessor and Lessee agree as follows:

      1. Definitions. All of the terms used in this First Amendment shall have the same meanings set forth therefor in the Lease, except to the extent expressly set forth otherwise herein.
      2. First Extension Term. The term of the Lease is hereby extended for the period ("First Extension Term") commencing on and including September 1, 1994 and ending at 11:59 P.M. (local time at the Demised Premises) on August 31, 1999.

      3. First Extension Term Annual Net Basic Rent. Lessee agrees to pay to Lessor Annual Net Basic Rent during the First Extension Term as follows:
           (a) During the period commencing on and including September 1, 1994 and ending August 31, 1997, Lessee shall pay to Lessor as Annual Net Basic Rent the greater of (i) Sixty-Nine Thousand Seven Hundred Fifty-Eight and 40/1 00 Dollars ($69,758.40), or (ii) an amount equal to the product of Sixty-Three Thousand Eight Hundred Seventeen and 20/100 Dollars ($63,817.20) multiplied by a fraction which has as its denomi-nator the United States All Item Consumer Price Index (I 982-1984 = I 00), All Urban Consumer Section, issued by the Bureau of Labor Statistics, U.S. Department of Labor ("CPI-U") published for August, 1989 and as its numerator the CPI-U published for August, 1994 ("Initial Rent").

           (b) During the period commencing on and including September 1, 1997 and ending August 31, 1999, Lessee shall pay to Lessor as Annual Net Basic Rent the greater of (i) the Initial Rent, or (ii) an amount calculated by the following formula:
           (A)x (.50) x {(B/C - 1.00} + A = Annual Basic Rent during the last two (2) years of extended term of lease.

          where A = Initial Rent
          where B = The CPI-U published for August 1997, the period immediately prior to the commencment date of the last two year period of the extended term.

          where C = The CPI-U published for August 1994, the period immediately prior to the commencment date of the five year extended term.

Such Annual Net Basic Rent shall be paid to Lessor in equal monthly installments on or before the first day of the First Extension Term and on or before the first day of each succes-sive calendar month throughout the First Extension Term.

      4. Full Force and Effect. Except to the extent expressly provided otherwise in this First Amendment, all of the terms and conditions set forth in the Lease shall remain in full force and effect.

      5. Conflicts. In the event that any of the provisions of the Lease conflict with any of the terms and provisions of this First Amendment, the terms and provisions of this First
Amendment shall prevail.

      6. Time of Essence. Time is of the essence of each and every term of this First Amendment.


      IN WITNESS WHEREOF, said Lessor and Lessee have caused this instrument to be executed by their respective duly authorized officers, all as of the day and year first written above.


                        LESSOR
                        CEMANUDI ASSOCIATES, an Illinois
                        Limited Partnership

                        By CMD CORPORATION

                          By:___________________
                        Its: Vice President



                        LESSEE

                        NELCO TECHNOLOGY, INC., an Arizona
                        corporation

                         By:___________________
                        Its: Vice President and General Manager

























                                EXHIBIT 10.19




























              LEASE CONTRACT


                   BETWEEN


             THE NEW YORK STATE


        DEPARTMENT OF TRANSPORTATION


                     AND



THE EDGEWATER STEWART COMPANY








February 26, 1988





































                      C 0 N T E N T S



      Article     Page

      Introduction      1
      1    Term   3
      2    Leased Premises    4
      3    Use of Leased Premises   6
      4    Rental 8
      5     Acceptance, Care, Maintenance,
            Improvements and Repair 11
      6     Additional Obligations of Lessee     17
      7     Ingress and Egress      21
      8     Insurance, Damage or Destruction     23
      9     Liabilities and Indemnities    29
      10    Leasehold Mortgages     32
      11    Assignment and Sublease 49
      12    Condemnation      54
      13    Non-Discrimination      59
      14    Governmental Requirements      61
      15    Rights of Entry Reserved       63
      16    Additional Rents and Charges   66
      17    Termination by the Department  68
      18    Surrender and Right of Re-Entry      71
      19    Services to Lessee      72
      20    Survival of the Obligations of the Lessee  74
      21    Use Subsequent to Cancellation or Termination    76
      22    Notices     77

Article                                                           Page
23   Holding Over                                                 79
24   Invalid Provisions                                           80
25   Miscellaneous Provisions:

            Remedies to be Nonexclusive    81
            Non-Waiver of Rights    81
            Force Majeure     81
            Non-liability of Individuals   82
            Quiet Enjoyment   82
            Estoppel Certificate    82
            Short Form of Lease     83
            General Provisions      83
      26    Supplementary Provisions       85
      27    Entire Agreement  87

      AA    Disbursement of Deposited Moneys     AA-1

               LEASE AGREEMENT

     This Agreement of Lease, made and entered into this, day of February, 1988, by and between: THE STATE OF NEW YORK ACTING BY AND THROUGH its DEPARTMENT OF TRANSPORTATION, having offices at 1220 Washington Avenue, Albany, New York 12232, hereinafter referred to as the "Department and THE EDGEWATER STEWART COMPANY, a New York general partnership, having an office at The Hilton Tower, 465 South Salina Street, Syracuse, New York 13202-24-87, hereinafter referred to as the "Lessee". Lessee's Employer Identification Number is 16-1314192.

              WITNESSETH THAT:

WHEREAS, the Department is the fee owner of the premises known as Stewart International Airport Industrial Park located in the Town of New Windsor, New
York and presently comprising approximately 8,000 acres, and wherever "Park" is used in this Lease it shall be construed to mean the Industrial Park as it may be expanded from time to time; and

WHEREAS, Lockheed Air Terminal Inc. is the current Park Manager for the Department under an agreement dated April 1, 1983, and wherever "Department" is used herein it shall be construed to mean the New York State Department of
Transportation or its Park Manager acting on its behalf; and

WHEREAS, the Department and the Lessee are mutually desirous of entering into a Lease for the development of a certain area in the Park; and WHEREAS, the Department desires to further promote, accommodate and enhance the economic development of the Mid Hudson Valley area through development at the Park and the Lessee desires to construct and lease a light industrial fabrication and distribution facility in the Park area; and WHEREAS, the Department and the Lessee have reached an understanding in principle which envisions the Lessee's construction and use of an approximately 57,200 square foot light industrial fabrication and distribution facility, hereinafter the "Facility", and associated site improvements without cost to the Department on the Leased Premises.
NOW, THEREFORE, in consideration of the premises and of the rents, covenants and conditions herein contained, the Department does hereby lease to the Lessee the area of the Park described in Article 2 hereof (hereinafter referred to as "the Leased Premises"), during the term hereof for the term and pursuant to the conditions hereinafter set forth.

                  ARTICLE 1
                    TERM
1.1 The Initial Term of this Agreement shall be for a period of twenty-five (25) years and eight (8) months commencing on February 1, 1988, and expiring on September 30, 2013, unless sooner terminated in accordance with the provisions hereof.
1.2 The Lessee shall have an option to extend the term of this Agreement for seven (7) additional periods of five (5) years each, (the "Extended Terms") provided Lessee is not, at the time of its exercise of such option, in default of its obligations hereunder. In the event Lessee exercises said options it shall do so no later than one year prior to the expiration of the Initial Term or the then current Extended Term. The terms and conditions during the Extended Terms shall be the same. The rent escalation shall continue throughout the Initial Term and Extended Terms as set forth in Article 4 hereof.
1.3 The Initial Term of this Agreement is subject to Lessee's right of termination as set forth in Section 5.1.3 hereof.

                  ARTICLE 2

               LEASED PREMISES


2.1  The Leased Premises consist of:

2.1.1 A six and eight tenths (6.8) acre parcel of land on the Westerly portion of Lot 6 of the Park more particularly described and shown on Exhibit A attached hereto and made a part hereof.
2.1.2 All improvements now or hereafter constructed on the aforementioned land.
2.2.The Department warrants and represents that it has obtained by eminent domain or otherwise, fee title to the Leased Premises, free of any restriction or encumbrance which would prevent the construction of the improvements which Lessee is required hereunder to construct or which would prevent the use of such improvements as a light industrial fabrication and distribution facility.
2.3 The Department represents and warrants to Lessee that it has unencumbered title to the Leased Premises by virtue of the acquisition of certain parcels of land now a part of the Airport through the 1967 New York State Transportation Bond Issue and the provisions of Section 400 of the Transportation Law of the State of New York.

2.4 The Department agrees to provide Lessee immediate access to the Leased Premises and the surrounding environs during normal business hours for the purpose of site testing to determine its suitability for the proposed construction.
2.the Leased Premises is subject to the Department's perpetual easement, fifty feet in width, running in a Northerly direction along the Easterly boundary of the Leased Premises from Governor Drive to Lot-6-B.
2. Lessee shall have an option for the development of Lot 6-B, consisting of approximately three acres between the Leased Premises and the Park boundary along Interstate 84, for the sole purpose of expanding the Facility for a period of three years commencing August 1, 1988 and expiring July 31, 1991. To exercise its option, the Lessee shall be in compliance with all the terms and conditions of this Agreement and shall pay the Department a fee of $1,000 annually in advance therefor.
2.6. At the time Lessee exercises the option: (a) Lot 6-B shall merge into the Leased Premises and become a part thereof; (b) the perpetual easement set forth in Section 2.5 shall be extinguished, and; (c) the rent for Lot 6-B shall be at the same rate as for the Leased Premises at that time and shall escalate thereafter at the times and amounts as set forth in Article 4 hereof.

                  ARTICLE 3

           USE OF LEASED PREMISES

3.1 The Lessee shall occupy and use the Leased Premises for the construction and leasing of light industrial fabrication and distribution facilities. Nothing herein shall be construed to prevent Lessee from using these Premises for any other lawful purposes consistent with the provisions of this Agreement and the Park's current Performance and Development Standards.
3.2 Lessee shall not use or allow the Leased Premises to be used for any unlawful purpose or in violation of any certificate of occupancy covering or affecting the use of the Leased Premises, or any part thereof, or for any use which, in law, constitutes a nuisance, public or private, or which voids or makes voidable any insurance then in force with respect thereto.
3.3 There is hereby reserved to the State of New York, its successors and assigns, for the use and benefit of the public, the right of flight of aircraft in the airspace above the surface of the Leased Premises herein conveyed. This public right of flight shall include the right to cause in said airspace, any noise inherent in the operation of any aircraft used in navigation enroute to or from, or taking off or landing at, or operating at Stewart International Airport, Newburgh, New York.

3.4 Nothing contained in this Agreement shall be construed to grant to the Lessee any additional rights in the airspace above the Leased Premises which would be in violation of Federal Aviation Administration rules, regulations or orders currently in force as subsequently promulgated.
3.5 Lessee's use of the Leased Premises is subject to the Department's easement described in Sections 2.5 and 2.6.1 hereof.
3.6 Except for the exclusive right of the Lessee to possession of the Leased Premises, no exclusive rights in the Park are granted by this Agreement and no greater rights or privileges with respect to the use of the Leased Premises or any part thereof are granted or intended to be granted to the Lessee by this Agreement, or by any provision thereof, than the rights and privileges expressly and specifically granted hereby.

3.7 Lessee agrees that all water, mineral and any other subsurface rights are the sole property of the Department and Lessee shall not have any rights or rights of access thereto.

                  ARTICLE 4
                   RENTAL
4.1 For use and occupancy of the Leased Premises and privileges herein granted, the Lessee agrees to pay to the Department during the period commencing on October 1, 1988, and ending on September 30, 1993, an annual rental of thirty-four thousand six dollars, eighty cents ($34,006.80).
4.1. The annual rental payable hereunder shall be paid in equal monthly installments on the first day of each month in advance at the Office of the Park Manager or at such other office as may be directed in writing by the Department. The monthly installment for the first five years of the lease term through September 30, 1993 shall be two thousand eight hundred thirty-three dollars, ninety cents ($2,833.90).
4.1. Commencing October 1, 1993 and ending September 30, 1998, Lessee shall pay an annual rent of thirty-seven thousand three hundred ninety-three dollars, twenty cents ($37,393.20) plus a rent escalation on the Rent amount in Section 4.1 above as calculated in accordance with the provisions of Section 4.2 hereof.
4. Commencing on October 1, 1993 and on each fifth anniversary thereof during the remainder of the Initial Term, the annual rent payable hereunder shall be adjusted (subject to the provisions of 4.2.1 hereof) by multiplying the annual rent payable in the next preceding year of the Leased Term by a fraction, the numerator of which shall be the C.P.I. (as such term is hereinafter defined) published for the month of October of the year in which such adjustment is made and the denominator of which shall be the C.P.I. published for the month of September of the calendar year in which the last preceding such adjustment was made; provided, however that the denominator for first adjustment shall be the C.P.I. for the month of September, 1988. In no event shall the annual rental payable under this Section 4.2 be less than the amount payable for the last adjusted period.
4.2.1 The term "C.P.I." as used herein shall mean the Consumer Price Index for all Urban Consumers, all items, Selected Large Cities, for the New York/Northeastern New Jersey Area as published by the Bureau of Labor Statistics of the United States Department of Labor, 1982-84 base equals 100, provided, however, that for the purpose of this Agreement, the escalation of the C.P.I. shall not exceed twenty-five percent (25%) in any five years during the Initial Term. In the event that the base year is changed, the C.P.I. shall be converted to the equivalent of the base year 1982-84 equals 100.
4.2.2 If the option for any Extended Term is exercised by the Lessee, then the Department shall, six months prior to the commencement of each of the Extended Terms, complete an appraisal of the land value of the Leased Premises. The appraisal will be performed by an appraiser selected by the Department. The appraiser shall be certified by the American Institute of Real Estate Appraisers (M.A.I.) and licensed to do business in the State of New York. The annual rent during the first Extended Term shall be ten percent (10%) of the appraised fair market value of the land, exclusive of the Facility and without regard to the fair market value of the Facility, but in no event less than the annual rental rate paid during the last five years of the Initial Term or during the then current Extended Term.
4.3 Promptly upon the execution of this Agreement, Lessee shall submit plans and specifications to the Department in accordance with the provisions of the Department's Construction Application and Appendix
     B hereof.
4.4 As additional rent, the Lessee shall construct, or cause to be constructed, the Facility at the Leased Premises generally in accordance with the Lessee's site plans SP-1 dated November 10, 1987 and revised February 3, 1988 and SP-2 dated November 10, 1987 and revised February 9, 1988 as modified, supplemented or amended pursuant to the Department's review and approval process as set forth in Section 5.4 and Appendix B hereof (the "Initial Improvements"). A copy of that site plans are attached hereto as Exhibits B-1 and B-2, respectively, and made a part hereof.
4.5 The Facility shall be substantially completed on or before December
     31, 1988. Construction of the facility must begin within ninety (90) days after approval of the Lessee's plans and specifications by the Department. If Lessee delay-s construction beyond that date, the Department may, in its sole discretion, terminate this Agreement by prompt written notice to Lessee.

                  ARTICLE 5
       ACCEPTANCE, CARE, MAINTENANCE,
           IMPROVEMENTS AND REPAIR
5.1 Subject to the provisions of 2.4 hereof, and in reliance upon the representations of the Department set forth in this Section 5.1, Lessee warrants that it has inspected the Leased Premises and accepts possession of the Leased Premises "as is" in its present condition and.acknowledges its suitableness and sufficiency for the uses permitted hereunder. The Department represents to the Lessee that, to its knowledge, the Leased Premises is free of any adverse environmental conditions and no part of the Leased Premises lies in a flood hazard area or constitutes a fresh water wetland, nor is any part of the Leased Premises within 100 feet of a fresh water wetland. Except as may otherwise be provided for herein, the Department shall not be required to maintain nor to make any improvements, repairs or restoration upon or to the Leased Premises or to any of the improvements presently located thereon. The Department shall not have any obligation to repair, maintain or restore, during the term of this Agreement, any improvements placed upon the Leased Premises by the Lessee, its successors and assigns.
5.1.1 In the event the representations made in Section 5.1 above are not accurate and hazardous material is found on or under the Leased Premises and such hazardous material existed prior to the date of Agreement, the Department accepts responsibility for performing, or causing to be performed by the Lessee and reimbursable to the Lessee by the Department, any and all clean-up efforts required by law.
5.1.2 Alternatively, the Department agrees to offer to Lessee an alternate comparable site for the Facility, if one is available.
5.1.3 In the event the clean-up efforts cannot be performed, or it an alternate site is not available in a timely manner to meet Lessee's timetable for construction for Johnson Controls, then this Agreement shall be terminable upon written notice by either party to the other.
5.1.4 In the event Lessee discovers any hazardous material on the Leased Premises, it will promptly notify the Department in writing and comply with all directives by the Department.
5.1.5 The Department will facilitate environmental approvals as necessary or appropriate for the construction and operation of the project described herein. Lessee agrees to cooperate fully and promptly with the Department in providing it with any data, forms or other information required by the Department.
5.1.6 The Lessee's obligation under this Agreement is contingent upon the Leased Premises being free of any adverse environmental condition and Lessee's ability to obtain all necessary permits and approvals for the Facility and other improvements to be used by Johnson Controls, provided that Lessee pursues the obtaining of said permits and approvals with all due diligence.

5.1.7 Lessee shall be responsible for permits issued by involved agencies relative to industrial processes and operations.
5.2 The Lessee shall throughout the term of this Agreement assume the entire responsibility, cost and expense for all cleaning, repair and maintenance whatsoever on the Leased Premises and all improvements thereon in a good and workmanlike manner, whether such repair or maintenance be ordinary or extraordinary, structural or otherwise. Additionally, the Lessee, without limiting the generality hereof, shall:
5.2.1 Provide and maintain on the Leased Premises all obstruction lights and similar devices, and safety equipment required by law.
5.2.2 Take measures to prevent erosion, including but not limited to the planting and replanting of grasses with respect to all portions of the Leased Premises not paved or built upon, and in particular shall plant, maintain and replant any landscaped areas.
5.2.3 Be responsible for the maintenance and repair of all utility service lines placed on the Leased Premises and used by the Lessee exclusively, including, but not limited to, water lines, gas lines, electrical power and telephone conduits and lines, sanitary sewers and storm sewers provided however, that the Department shall be responsible for assuring the maintenance and repair of the road and utilities which it is obligated to install hereunder up to the boundary lines of the Leased Premises.

5.3 In the event the Lessee fails: (a) to commence to maintain, clean, repair, replace, rebuild or repaint within a period of thirty (30) days after written notice from the Department to do any maintenance or repair work required to be done under the provisions of this Agreement, including preventive maintenance within a period of ninety
     (90) days of the said written notice specifying that the work to be accomplished by the Lessee involves preventive maintenance only; (b) or to diligently continue to completion any repairs, replacement, rebuilding, painting or repainting as required under this Agreement;
then, the Department may, at its option, and in addition to any other remedies which may be available to it, enter the premises involved, without such entering causing or constituting a cancellation of this Agreement or an interference with the possession of the Leased
Premises, and repair, replace, rebuild or paint all or any part of the Leased Premises or the improvements thereon, and do all things reasonably necessary to accomplish the work required, and the cost and expense thereof shall be payable to the Department by the Lessee on demand. The Department's costs and expenses shall include all direct costs and expenses of the Department, its agents, contractors, and employees and all allocations of fringe benefits, overhead, legal and administration charges actually incurred. Furthermore, should the Department, its officers, employees or agents undertake any work hereunder, the Lessee hereby waives any claim for damages, consequential or otherwise, as a result therefrom except for claims for damages arising from the negligence of the Department, its agents and contractors. The foregoing shall in no way affect or alter the primary obligations of Lessee as set forth in this Agreement, and shall not impose or be construed to impose upon the Department any obligations to maintain the Leased Premises, unless specifically stated otherwise herein.
5.4 Plans and specifications for all major repairs, construction, alterations, modifications, additions or replacements costing in excess of fifty thousand dollars ($50,000), which amount shall be escalated by the C.P.I. over the Term and Extended Term of the Agreement in the same manner as the rent is escalated in Article 4 hereof, (hereinafter referred to as "Improvements') including, without limitation the Facility to be constructed by the Lessee pursuant to Section 4.4.1 above and Appendix B hereto and the Park's Performance and Development Standards, shall be submitted to and receive the written approval of the Department, and no such work shall be commenced until such written approvals are obtained from the Department which approval shall not be unreasonably withheld or delayed. The Department shall advise the Lessee within thirty (30) days after receipt of the written request, together with copies of the plans and specifications for the proposed improvements in sufficient detail to make a proper review thereof, of its approval or disapproval of the proposed work, and in the event it disapproves, stating its reasons therefore.

     In determining whether to approve a major repair, construction, alteration, modification, addition or replacement, the Department shall be guided by the criteria set forth in Section 3 of Appendix B and the Park's Performance and Development Standards.
5.5 If the Lessee makes any Improvements without Departmental approval or that are disapproved by the Department, then, upon notice to do so, the Lessee shall remove the same or at the option of the Department cause the same to be changed to the reasonable satisfaction of the Department. If the Lessee fails to comply with such notice within thirty (30) days or to commence to comply and pursue diligently to completion, the Department may effect the removal or change and the Lessee shall pay the cost (as defined in Section 5.3) thereof to the Department.
5.6 The complete and unencumbered title to Improvements shall vest in the Department at the expiration of the Initial Term or the expiration of the Extended Term, if exercised, of this Agreement or upon the earlier termination of this Agreement.

                  ARTICLE 6

      ADDITIONAL OBLIGATIONS OF LESSEE

6.1 The Lessee shall conduct its operations hereunder so as not to unreasonably annoy, disturb, or endanger others.
6.2 The Lessee shall take all reasonable measures not to produce or cause to be produced any electrical, electronic or other disturbance that interferes with the operation by the Department or the Federal Aviation Administration of air navigational, communication or flight equipment on Stewart International Airport (hereinafter "Airport") or on aircraft using the Airport, or with ground transportation communications.
6.3 The Lessee shall control the conduct and demeanor of its officers, agents, employees, invitees and, upon reasonable objection from the Department concerning the conduct, demeanor of any such person, the Lessee shall immediately take all lawful steps necessary to remove the cause of the objection.
6.4 The Lessee shall comply with all health and safety laws and any other federal, state or municipal laws, rules, regulations and building codes applicable to the Leased Premises and the improvements thereon and its operations at the Park hereunder.

6.5 The Lessee shall be responsible for removal from the Park of all garbage, debris and other waste materials (whether solid or liquid) arising out of its occupancy of the Leased Premises or out of its operations. The Lessee shall dispose of its sewage through the sewerage system operated by the Town of Newburgh. The Lessee shall provide and use suitable covered metal or other rigidly and sturdily constructed receptacles, suitably screened from public view, for all garbage, trash and other refuse created on or arising in connection with the activities conducted on the Leased Premises. Piling of boxes, cartons, barrels or other similar items, in an unsightly or unsafe manner, on or about the Leased Premises is forbidden. The manner of handling and disposing of trash, garbage and other refuse and the frequency of removal thereof from the Park premises shall at all times be subject to the lawful and reasonable rules, regulations and approval of the Department.
6.6 The Lessee shall commit no nuisance or waste on the Leased Premises, and shall not do, or permit to be done, anything which may result in
          the creation, commission or maintenance of such nuisance, waste on the Leased Premises.
6.7 The Lessee shall not do, nor permit to be done, anything which may interfere with the effectiveness or accessibility of the drainage system, sewerage system, fire protection system, sprinkler system, alarm system and fire hydrants and hoses, if any, installed or located on the Leased Premises.

6.8 The Lessee shall not overload any floor, structure, structural member or paved area on the Leased Premises and shall repair at the Lessee's expense any floor, structure, structural member, or any paved area damaged by overloading without limiting the Lessee's obligations pursuant to Article 5 hereof.
6.9 The Lessee shall not do, nor permit to be done, any act or thing upon the Leased Premises which will cause a default in, or invalidate, any fire insurance policies applicable to the Leased Premises or any part thereof.
6.10 From time to time, the Department may conduct pressure, water flow, and other appropriate tests of the fire extinguishing system and apparatus which constitutes a part of the Leased Premises, if installed, and the Lessee's proportionate share of the cost of which tests shall be paid to the Department by the Lessee upon demand.
6.11 Except for the accommodation of its employees and guests, the Lessee shall not install, maintain, operate or permit the installation, maintenance or operation of any restaurant, kitchen, stand or other establishment of any type for the sale of food or of any vending machines or device designed to dispense or sell merchandise or services of any kind to the general public.

6.12 It is the intent of the parties hereto that noise shall be held to a reasonable minimum. To this end the Lessee will conduct its operations in such a manner as to keep the noise produced by trucks and other mechanical and electrical equipment thereof or any other noise to a minimum by such methods as are practicable, considering the extent and type of the operations of the Lessee.

                  ARTICLE 7

             INGRESS AND EGRESS

7.1 The Lessee shall have the right of ingress and egress between the Leased Premises and the public roadways by means of connecting paved roads. Such rights of ingress and egress shall be in common with others having rights of passage thereon.
7.2 The use of any such roadway shall be subject to the lawful Rules and Regulations of the Park which are now in effect or which may hereafter be promulgated. The Department may, at any time, temporarily close or consent to or request the closing of, any such roadway and any other way at, in or near the Leased Premises presently or hereafter used as such, so long as a reasonable means of ingress and egress as provided above remains available to the Lessee. The Lessee hereby releases and discharges the Department, its officers, employees and agents, and all municipalities and other governmental authorities and their respective successors and assigns, of and from any and all claims, demands, or causes of action which the Lessee may now or at any time hereafter have against any of the foregoing, arising or alleged to arise out of the closing of any street, roadway or other area, provided that a reasonable means of access to the Leased Premises remains available to the Lessee whether within the Leased Premises or outside the Leased Premises at the Park unless-otherwise mandated by safety considerations or lawful exercise of the police power. The Lessee shall not do or permit anything to be done which will interfere with the free access and passage of others up to the boundary of the Leased Premises or in any streets or roadways near the Leased Premises.

                  ARTICLE 8
      INSURANCE, DAMAGE OR DESTRUCTION
     OF LEASED PREMISES AND IMPROVEMENTS
8.1 The Lessee at its sole cost and expense shall procure and maintain throughout the term of this lease insurance protection for all risk coverage on the structure and improvements of which the Leased Premises is a part, to the extent of one hundred percent (100%) of the actual replacement cost thereof. Such insurance shall be written by insurers of recognized financial standing authorized to conduct business in the State of New York. If said insurers become financially incapable of performing under the terms of said policy, the Lessee shall promptly obtain a new policy issued by a financially responsible carrier and shall submit such new policy as previously provided. In the event Lessee elects to insure itself for the required coverage, it shall request the prior written approval of the Department and it shall document its capability to self insure to the satisfaction of the Department every two years on the anniversary of the effective date of this Agreement.
8.1.1 The above stated property insurance shall be for the benefit of the New York State Department of Transportation and Lessee as their interests may appear and provide thirty (30) days notice of cancellation or material change, by registered mail, to the Department, Attention: Department Counsel, and the Park Manager.

8.1.2 The Lessee shall provide certificates of insurance evidencing existence of all insurance required to be maintained prior to the commencement of the lease term. Upon the failure of the Lessee to maintain such insurance as above provided, the Department, at its option, may take out such insurance and charge the cost thereof to the Lessee with the next installment of the monthly fee due hereunder
          or may give notice of a default hereunder pursuant to Article 19 herein.
8.2 In the event any improvements, insurable or uninsurable, on the Leased Premises are damaged or destroyed to the extent that they are unusable by the Lessee for the purposes for which they were used prior to such damage, or same are destroyed, the Lessee shall repair and reconstruct the improvements substantially as they were immediately prior to such casualty or in a new or modified design subject to applicable existing building codes at the time of repairing or rebuilding. Provided, however that if the aforesaid damage or destruction occurs in the last five years of the Term of this Agreement or during any Extended Term, the Lessee may elect not to repair and reconstruct the improvements subject to the following terms and conditions:
8.2.1 The Lessee shall give the Department written notice of its election not to repair and reconstruct the improvements within forty-five (45) days of the date upon which the improvements were damaged or destroyed.

8.2.2 The Lessee shall clear the site, remove all debris, stub up all utilities, and generally restore the site to it's cleared condition prior to commencement of construction.
8.2.3 The Lessee shall permit the Department to retain all insurance coverage and proceeds as described in Section 8.1 hereof, subject to the provisions of Section 8.7 hereof.
8.2.upon the occurrence of 8.2.1, 8.2.2 and 8.2.3 above, the Department shall terminate this Agreement and relieve Lessee of all future rental obligations hereunder.
8.3In the event of damage or destruction to any of the improvements upon the Leased Premises, the Department shall have no obligation to repair or rebuild the improvements or any fixtures, equipment or other personal property installed by the Lessee pursuant to this Agreement.
8.4 In the event the Lessee repairs or reconstructs as aforesaid, Lessee, shall, at its expense, replace and repair any and all fixtures, equipment and other personal property necessary to properly and adequately continue its business at the Park, but in no event shall Lessee be obligated to provide equipment and fixtures in excess of those existing prior to such damage or destruction except for requirements of construction codes existing at the time of repair or replacement. The Lessee agrees that such work will be promptly commenced and prosecuted to completion with due diligence subject to delays beyond the Lessee's control.
8.5 The insurance policies required under this Lease to be furnished by Lessee to the Department may, at the election of Lessee, be furnished and/or paid for by any subtenant or other person having an insurable interest in the Leased Premises, and the Department shall accept such policies as though they had been supplied and paid for by Lessee provided such policies shall comply otherwise with the requirements of this Lease.
8.6 All policies of insurance required herein shall name the Department as an additional insured. Subject to be provisions and limitations hereinafter set forth in this Section 8.6 and in Sections 8.7 and 8.8, all such policies of insurance shall also provide, if required by either party hereto, for the loss thereunder to be payable to the holder of any Leasehold Mortgage, as the interests of such holder may appear, pursuant to a standard mortgage clause or endorsement.

     Notwithstanding anything to the contrary contained in this lease, the Lessee, in consultation with the Department, shall have the right to adjust or otherwise settle any claim for insurance proceeds under any insurance policy maintained pursuant hereto.

8.7 The loss, if any, under all policies of the character referred to in
     Section 8.1, shall be payable (i) to Lessee in the case of any particular casualty resulting in a loss payment not exceeding one hundred fifty thousand dollars ($150,000) (adjusted for C.P.I. in the same manner as rent), or (ii) in case of any particular casualty resulting in a loss payment in excess of one hundred fifty thousand ($150,000) dollars (adjusted for C.P.I. in the same manner.as rent), to the first Leasehold Mortgagee, or if there is none, to a bank or trust company, as insurance trustee, to be designated by Lessee in a notice given to the insurance companies and to the Department promptly following the occurrence of the casualty, which bank or trust company shall have an office in the County of Orange, and shall disburse the loss proceeds in accordance with the provisions of Article AA hereof. All policies of the character aforesaid shall expressly provide that loss thereunder shall be adjusted and paid as provided in Section 8.8 and this Section 8.7. Any agreement which the Department or Lessee shall enter into with any bank or trust company acting as trustee hereunder may include as a party thereto the holder of any mortgage on this Lease, when so requested, provided such mortgage shall provide or the holder thereof shall agree in writing for application of insurance proceeds in the same manner as provided in this Lease.
8.8 Any loss paid under any insurance policy to Lessee shall be held by Lessee in trust for application to the cost of restoring,- repairing, replacing or rebuilding the Building-g and any loss so paid to the first Leasehold Mortgagee or the insurance trustee shall be disbursed by it in accordance with the provisions of Article AA.
8.9 Whenever in this Agreement, provision is made for the carrying of any insurance, it shall be deemed that such provision is complied with if such insurance otherwise complying with such provision is carried under a blanket policy or policies covering the Leased Premises as well as other properties.
8.10 Lessee shall not violate, or permit to be violated, any of the conditions of any of the said policies; any Lessee shall perform and satisfy, or cause to be satisfied, the requirements of the companies writing such policies.

                  ARTICLE 9

         LIABILITIES AND INDEMNITIES

9.1 The Department shall not in any way be liable for any cost, liability, damage or injury including cost of suit and reasonable expenses of legal services, claimed or recovered by any person whomsoever, or occurring on the Leased Premises or as a result of any operations, works, acts or omissions performed on the Leased Premises by-the Lessee, its sublessees or tenants, or their guests or invitees.
9.2 The Lessee agrees to indemnify, save and hold harmless, the Department (its officers, agents, servants and employees) of and from any and all costs, liability, damage and expense (including costs of suit and reasonable expenses of legal services) claimed or recovered, justly or unjustly, falsely, fraudulently or frivolously, by any person, firm or corporation by reason of injury to, or death of, any person or persons, including Department personnel and damage to, destruction or loss of use of any and all property, including Department property, arising from, or resulting from, any operations, works, acts or omissions of Lessee, its agents, servants, employees, contractors, sublessees or tenants. In any case in which such indemnification would violate Sections 5-321.1 or 5-322.1 of the New York General Obligations Law, or any other applicable legal prohibition, the foregoing provisions concerning indemnification shall not be construed to indemnify the Department, its officers, employees or agents for damage arising out of bodily injury to persons or damage to property caused by or resulting from the negligence of the Department, its officers, employees or agents.
Upon the filing with the Department by anyone of a claim for damages arising out of incidents for which the Lessee herein agrees to indemnify and hold the Department harmless, the Department shall notify the Lessee of such claim and in the event that the Lessee does not settle or compromise such claim, then the Lessee shall undertake the legal defense of such claim both on behalf of the Lessee and behalf of the Department. It is specifically agreed, however, that the Department at its own cost and expense, may participate in the legal defense of any such claim. Any judgment, final beyond all possibility of appeal, rendered against the Department for any cause for which the Lessee is liable hereunder shall be conclusive against the Lessee as to liability and amount upon the expiration of the time for appeal.
9.3In addition to the Lessee's undertaking, as stated in this Article, and as a means of further protecting the Department, its officers, employees and agents, the Lessee shall at all times during the term of this Agreement obtain and maintain in effect Public Liability Insurance coverage as set forth in Schedule A attached hereto and made a part hereof. In this connection, the Lessee agrees to require its contractors doing work in the Park, and the Lessee's tenants and sublessees, to carry adequate insurance coverage, and if the Lessee so desires, it may accomplish same by an endorsement to the Lessee's policies to include such persons or parties as additional named insureds.

9.3. The Lessee shall review its coverage annually and increase the minimum liability insurance set forth in Schedule A to a reasonable threshold when, in the Lessee's opinion, the risks attendant to the Lessee's operations hereunder have increased. The Department shall never be liable for any shortfall in Lessee's coverage.
9.4 The Lessee represents that it is the owner of or fully authorized to use any and all services, processes, machines, articles, marks, names or slogans used by it in its operations under or in anywise connected with this Agreement. The Lessee agrees to save and hold the Department, its officers, employees, agents and representatives free and harmless of and from any loss, liability, expense, suit or claim for damages in connection with any actual or alleged infringement of any patent, trademark or copyright, or arising from any alleged or actual unfair competition or other similar claim arising out of the operations of the Lessee under or in anywise connected with this Agreement.
9.5 The Lessee represents and warrants that no broker has been concerned on its behalf in the negotiation of this Agreement and shall indemnify and save harmless the Department from all liability, damage, cost and expense, including reasonable attorneys' fees, resulting from any breach of this representation and warranty.

                 ARTICLE 10

             LEASEHOLD MORTGAGES

10. On one or more occasions, with the Department's prior written consent, not to be unreasonably withheld, Lessee may take back a Leasehold Mortgage upon a sale and assignment of the leasehold estate created by this Agreement or may mortgage or otherwise encumber Lessee's leasehold estate to an Institutional Investor (as hereinafter defined), under one or more Leasehold Mortgages and assign this Agreement as security for such Mortgage or Mortgages; subject, however, to the limitations of this Article. At no time shall the Department permit subordination of the fee interest in the Leased Premises. The Department hereby consents to Lessee's use of Chemical Bank as a Leasehold Mortgagee.
10.2(a)(i) If Lessee shall, on one or more occasions, take back a Leasehold Mortgage upon a sale and assignment of the leasehold estate or shall mortgage Lessee's leasehold estate to an Institutional Investor, and if the holder of such Leasehold Mortgage shall provide the Department with notice of such Leasehold Mortgage together with a true copy of such Leasehold Mortgage and the name and address of the Mortgagee, the Department and Lessee agree that, following receipt of such notice by the Department, the provisions of this Article 10 shall apply in respect to each such Leasehold Mortgage; provided that the provisions o-f this Article shall not be binding on the

     Department, unless and until such notice shall have been given and such copy delivered to the Department, notwithstanding any other form of notice, actual or constructive.
          In the event of any assignment of a Leasehold Mortgage or in the event of a change of address of a Leasehold Mortgagee or of an assignee of such Mortgage, notice of the new name and address shall be promptly provided to the Department; provided that the provisions of this Article as to such mortgagee or assignee shall not be binding on the Department, unless and until such notice shall have been given and such copy delivered to the Department, notwithstanding any other form of notice, actual or constructive.
     (b)     the Department shall upon receipt of notice provided for by
Section 10.2(a) promptly acknowledge the receipt of such communication, as constituting the notice provided for by Section
10.2(a) or in the alternative, notify the Lessee and Leasehold
Mortgagee of the rejection of such communication as not conforming with the provisions of Section 10.2(a) and specify the specific basis of such rejection.
10.3(a) The terms 'Institutional Investor' or 'Institution' as used in this Agreement shall refer to a savings bank, savings and loan association, commercial bank or trust company (whether for its own account or as fiduciary), credit union, insurance company, college, university, real estate investment trust, a pension fund, welfare or retirement fund, an eleemosynary institution, or any combination of the foregoing.

          (b) The term "Leasehold Mortgage" as used in this Agreement shall include a mortgage, a deed of trust, a deed to secure debt, or other security instrument by which Lessee's leasehold estate is mortgaged, conveyed, assigned, or otherwise transferred, to secure a debt or other obligation under the provisions of this Agreement.
     (c) The term "Leasehold Mortgagee" as used in this Agreement shall refer to a holder of a Leasehold Mortgage in respect to which the notice provided for by Section 10.1(a) has been given and received and as to which the provisions of this Agreement are applicable.
10.4 The Department, upon providing Lessee any notice of (a) default under this Agreement; or (b) a termination of this Agreement or (c) a matter on which the Department may predicate or claim a default, shall at the same time provide a copy of such notice to every Leasehold Mortgagee. No such notice by the Department to Lessee shall be deemed to have been duly given unless and until a copy thereof has been so provided to every Leasehold Mortgagee by certified mail at the address specified in the notice given pursuant to Section 10.2(a). From and after the date such notice has been given to a Leasehold Mortgagee, such Leasehold Mortgagee shall have the additional periods of time specified in Sections 10.6 and 10.7 hereof to remedy, commence remedying, or cause to be remedied the defaults or acts or omissions which are specified in any such notice. The Department shall accept such performance by or at the instigation of such Leasehold Mortgagee as if the same had been done by Lessee. Lessee authorizes such Leasehold Mortgagee to take any such action at such Leasehold Mortgagee's option and does hereby authorize entry upon the Leased Premises by Leasehold Mortgagee for such purposes consistent with the provisions of this Agreement.
10.5(a) Anything contained in this Agreement to the contrary,

     notwithstanding, if any default shall occur which entitles the Department to terminate this Agreement, the Department shall have no right to terminate this Agreement unless, following the expiration of the - period of time given Lessee to cure such default or the act or omission which gave rise to such default, the Department shall notify every Leasehold Mortgagee of the Department's intent to so terminate ("Termination Notice") at least thirty (30) days in advance of the proposed effective date of such termination if such default is capable of being cured by the payment of money, and at least forty-five (45) days in advance of the proposed effective date of such termination if such default is not capable of being cured by the payment of money. The provisions of Section 10.6 below shall apply if, during such thirty (30) or forty-five (45) day Termination Notice period, any Leasehold Mortgagee shall:
          notify the Department of such Leasehold Mortgagee's desire to defeat such Termination Notice, and (ii) pay or cause to be paid all rent, additional rent, and other payments then due and in arrears as specified in the Termination Notice to such Leasehold Mortgagee and which may become due during such thirty (30) day period; and

     (iii) comply or in good faith, with due diligence and continuity, commence to comply with all non-monetary requirements of this Agreement then in default pursuant to a written schedule mutually agreed upon by the Department and the Leasehold Mortgagee.
     (b) Any notice to be given by the Department to a Leasehold Mortgagee pursuant to any provision of this Article shall be deemed properly addressed if sent to the Leasehold Mortgagee who served the notice referred to in Section 10.2(a)(i) or Section 10.2(a)(ii) as the case may be.
10.6(a) If the Department shall elect to terminate this Agreement by reason of any default of Lessee, and a Leasehold Mortgagee shall have proceeded in the manner provided for by Section 10.5, the specified date for termination of this Agreement as fixed by the Department in its Termination Notice shall be deemed extended and this Agreement shall not be terminated without the consent of such Leasehold Mortgagee provided that such Leasehold Mortgagee shall, during such extended period:
     (i) Pay or cause to be paid the rent, additional rent, and other monetary obligations of Lessee under this Agreement as the same become due, and continue with due diligence to perform all of Lessee's other obligations under this Agreement, which Leasehold
Mortgagee can perform without having first obtained possession of the Lessee's interest in this Agreement; and

(ii) Within three (3) months from receipt of the Termination Notice, take steps to acquire or sell Lessee's interest in this Agreement by foreclosure of the Leasehold Mortgage or other appropriate means and prosecute the same to completion with due diligence; provided, however, that if the Leasehold Mortgagee is otherwise complying with this Section 10.6(a) and is enjoined or stayed from taking steps to acquire or sell Lessee's interest in this Agreement, this Agreement shall not terminate and the time for completion by such Leasehold Mortgagee of its proceedings shall continue so long as such Leasehold Mortgagee is enjoined or stayed and thereafter for so long as such Leasehold Mortgagee proceeds to complete steps to acquire or sell Lessee's interest in this Agreement by foreclosure of the Leasehold Mortgage or by other appropriate means with reasonable diligence and continuity. Nothing in this Section 10.6, however, shall be construed to extend this Agreement beyond the original term thereof, as extended by any options to extend the term of this Agreement properly exercised by Lessee or a Leasehold Mortgagee within the time limits set forth in Article 1, nor to require a Leasehold Mortgagee to continue such foreclosure proceedings after the default has been cured. If the default shall be cured and the Leasehold Mortgagee shall discontinue such foreclosure proceedings, this Agreement shall continue in full force and effect as if Lessee had not defaulted under this Agreement.

(iii)If the Leasehold Mortgagee is complying with Section 10.6(a)
(i) and is enjoined or stayed from taking steps to acquire or sell Lessees interest in this Agreement, this Agreement shall not then terminate and the time for completion by such Leasehold Mortgagee of its proceedings shall continue so long as such Leasehold Mortgagee is enjoined or stayed and thereafter for so long as such Leasehold Mortgagee proceeds to complete steps to acquire or sell Lessee's interest in this Agreement by foreclosure of the Leasehold Mortgagee or by other appropriate means with due diligence and continuity. Nothing in this Section 10.6, however, shall be construed to extend this Agreement beyond the original term thereof as extended by any options to extend the term of this Agreement properly exercised by Lessee or a Leasehold Mortgagee within the time limits set forth in
Article 1, nor to require a Leasehold Mortgagee to continue such foreclosure proceedings after the default has been cured. If the default shall be cured and the Leasehold Mortgagee shall discontinue such foreclosure proceedings, this Agreement shall continue in full force and effect as if Lessee had not defaulted under this Agreement.
(b) If a Leasehold Mortgagee is complying with Section 10.6(a)(i), upon the acquisition of Lessee's estate herein by such Leasehold Mortgagee or its designee or any other purchaser at a foreclosure sale or otherwise and the discharge by foreclosure or otherwise of any lien, charge or encumbrance against the Lessee's interest in this Agreement or the Leased Premises which is junior in priority to the lien of the Leasehold Mortgagee held by such Leasehold Mortgagee and which Lessee is obligated to satisfy and discharge by the terms of this Agreement, this Agreement shall continue in full force and effect as if Lessee had not defaulted under this Agreement.
(c) The making of a Leasehold Mortgage shall not be deemed to constitute an assignment or transfer of this Agreement or of the leasehold estate hereby created, nor shall any Leasehold Mortgagee, as such, be deemed to be an assignee or transferee of this Agreement or-of the leasehold estate hereby created so as to require such Leasehold Mortgagee, as such, to assume the performance of any of the terms, covenants or conditions on the part of the Lessee to be performed hereunder, but the purchaser at any sale of this Agreement of the leasehold estate hereby created in any proceedings for the foreclosure of any Leasehold Mortgage, or the assignee or transferee of this Agreement and of the leasehold estate hereby created under any instrument of assignment or transfer in lieu of the foreclosure of any Leasehold Mortgagee shall be deemed to be a permitted assignee or transferee, subject to the provisions of Section 10.19 hereof, and shall be deemed to have agreed to perform all of the terms, covenants and conditions on the part of the Lessee to be performed hereunder from and after the date of such purchase and assignment, but only for so long as such purchaser or assignee is the owner of the leasehold estate. If the Leasehold Mortgagee or its designee shall become holder of the leasehold estate and if the buildings and improvements on the Leased Premises shall have been or become materially damaged on, before, or after the date of such purchase and assignment, the

          Leasehold Mortgagee or its designee shall be obligated to repair, replace or reconstruct the building or other improvements.
          (d) Any Leasehold Mortgagee or other acquirer of the leasehold estate of Lessee pursuant to foreclosure, assignment in lieu of foreclosure or other proceedings may, upon acquiring Lessee's leasehold estate, without further consent of the Department, sell and assign the leasehold estate on such terms and to such person and organizations as are acceptable to such Mortgagee or acquirer and the Department, and thereafter be relieved of all obligations under this Agreement; provided that such assignee has delivered to the Department its written agreement to be bound thereafter by all of the provisions of this Agreement.
          (e)Notwithstanding any other provisions of this Agreement, any sale of this Agreement and of the leasehold estate hereby created in any proceedings for the foreclosure of any Leasehold Mortgage, or the assignment or transfer of this Agreement and of the leasehold estate hereby created in lieu of the foreclosure of any Leasehold Mortgage shall be deemed to be a permitted sale, transfer, or assignment of this Agreement and of the leasehold estate hereby created, subject to the provisions of Section 10.19 hereof.
10.7 In the event of the termination of this Agreement as a result of Lessee's default, the Department shall, in addition to providing the notices of default and termination as required by Sections 10.5 and

10.6, provide each Leasehold Mortgagee with written notice that the Agreement has been terminated, together with a statement of all sums which would at that time be due under this Agreement but for such termination, and of all other defaults, if any, then known to the Department ("the Department's Notice of Termination"). The
Department agrees to enter into a new Agreement("New Agreement") of the Leased Premises with the first Leasehold Mortgagee or its designee for the remainder of the Term of this Agreement, effective as of the date of termination, at the rent and additional rent, and upon the terms, covenants, and conditions (including all options to renew but excluding requirements which are not applicable or which have already been fulfilled) of this Agreement provided:
(a) Such Leasehold Mortgagee shall make written request upon the Department for such New Agreement within forty-five (45) days after the date such Leasehold Mortgagee receives the Department's Notice of Termination of this Agreement given pursuant to this Section 10.7.
(b) Such Leasehold Mortgagee or its designee shall pay or cause to be paid to the Department at the time of execution and delivery of such New Agreement, any and all sums which would at the time of execution and delivery thereof be due pursuant to this Agreement but for such termination and, in addition thereto, all reasonable expenses, including reasonable attorney's fees, which the Department shall have incurred by reason of such termination and the execution and delivery of the New Agreement and which have not otherwise. been received by the Department from Lessee or other party in interest under Lessee. Upon the execution of such new Agreement, the Department shall allow to the Lessee named therein as an offset against the sums otherwise due under this Section 10.7(b) or under the New Agreement, an amount equal to the net income derived by the Department from the Leased Premises during the period from the date of termination of this Agreement to the date of the beginning of the lease term of such New Agreement. In the event of a controversy as to the amount to be paid to the Department pursuant to this Section
10. 7(b), the payment obligation shall be satisfied if the Department shall be paid the amount not in controversy, and the Leasehold Mortgagee or its designee shall agree to pay any additional sum ultimately determined to be due plus interest at the existing prime rate as established by Citibank, N.A. (or its successor or other major New York Metropolitan Area lending institution of comparable stature) plus two (2) percentage points.
(c) Such Leasehold Mortgagee or its designee shall agree to remedy any of Lessee's defaults of which said Leasehold Mortgagee was notified by the Department's Notice of Termination.
(d) Any New Agreement made pursuant to this Section 10.7 shall be prior in lien to any mortgage or other lien, charge, or encumbrance on the fee of the Leased Premises and the Lessee under such New Agreement shall have the same right, title and interest in and to the Leased Premises and the building and improvements thereon as Lessee had under this Agreement.

          (e) The Lessee under any such New Agreement shall be liable to perform the obligations imposed on the Lessee by such New Agreement.
     (f) Effective upon the commencement of the term of any New Agreement pursuant to this Section 10.7, all subleases shall be assigned and transferred without recourse by the Department to the Lessee under the New Agreement and all moneys on deposit with the Department pursuant to such subleases, if any, shall be similarly assigned to the tenant under the New Agreement.
10.8 If more than one Leasehold Mortgagee shall request a New Agreement pursuant to Section 10.7, the Department shall enter into such New Agreement with the Leasehold Mortgagee whose mortgage is prior in lien,or with the designee of such Leasehold Mortgagee and thereupon the requests for a New Agreement of each holder of a Leasehold
     Mortgage junior in lien shall be and be deemed to be void and of no force or effect. The Department, without liability to Lessee or any Leasehold Mortgagee with an adverse claim, may rely upon a mortgage title insurance policy issued by a title insurance company licensed to do business within the State of New York and selected by the Department as a basis for determining the appropriate Leasehold Mortgagee who is entitled to such New Agreement.
10.9(a) Nothing herein contained shall require any Leasehold Mortgagee or its designee as a condition to its exercise of right hereunder to cure any default of Lessee not reasonably susceptible of being cured by such Leasehold Mortgagee or its designee such as referred to in Sections 17.1.2, 17.1.3 and 17.1.4, hereof, in order to comply with the provisions of Section 10.5 and 10.6, or as a condition of entering into the New Agreement provided for by Section 10.7.
     (b) If the Department shall elect to terminate this Agreement by reason of any default of Lessee not reasonably susceptible of being cured by a Leasehold Mortgagee, and a Leasehold Mortgagee shall have proceeded in the manner provided for by Section 10.5(a), the specified date for the termination of this Agreement as fixed by the Department in its termination notice shall be extended as provided for in Section 10.6, provided that such Leasehold Mortgagee shall proceed in the manner provided for in Section 10.6.
10.10 Lessee's share, as provided by Article 12 of this Agreement of the proceeds arising from an exercise of the power of eminent domain shall, subject to the provisions of such Article, be disposed of as provided for by any Leasehold Mortgage.
10.11 A standard mortgagee clause naming each Leasehold Mortgagee may be added to any and all insurance policies required to be carried by Lessee hereunder on condition that the insurance proceeds are to be applied in the manner specified in this Agreement and the Leasehold Mortgagee may provide a manner for the disposition of such proceeds, if any, payable jointly to the Department and Lessee pursuant to the provisions of this Agreement.

10.12 The Department shall give each Leasehold Mortgagee prompt written notice of any legal proceedings between the Department and Lessee involving obligations under this Agreement. Each Leasehold Mortgagee shall have the right to intervene in any such proceedings and be made a party to such proceedings, and the parties hereto do hereby consent to such intervention. In the event that any Leasehold Mortgagee shall not elect to intervene or become a party to any such proceedings, the Department shall give the Leasehold Mortgagee notice of, and a copy of any award of decision made in any such proceedings, which shall be binding on all Leasehold Mortgagees not intervening after receipt of notice thereof.
10.13 So long as any Leasehold Mortgage is in existence, unless all Leasehold Mortgagees shall otherwise expressly consent in writing, the fee title to the Leased Premises and the leasehold estate of Lessee therein created by this Agreement shall not merge but shall remain separate and distinct, notwithstanding the acquisition of said fee title and said leasehold estate by the Department or by Lessee or by a third party, by purchase or otherwise.
10.14 In the event on any occasion hereafter Lessee seeks to mortgage its leasehold estate under this Agreement or any portion hereof under any subsequent individual lease, the Department agrees to amend this Agreement from time to time to the extent reasonably requested by an Leasehold Mortgagee proposing to make Lessee a loan secured by a first lien upon Lessee's leasehold estate, provided that such proposed amendments do not materially and adversely affect the rights of the Department or its interest in the Leased Premises. All reasonable expenses incurred by the Department in connection with any such amendment shall be paid by Lessee.
10.15 The Department shall, without charge, at any time and from time to time hereafter, but not more frequently then twice in any one year period (or more frequently if such request is made in connection with any sale or mortgaging of Lessee's leasehold interest or permitted subletting by Lessee), within thirty (30) days after written request of Lessee to do so, certify by written instrument duly executed and acknowledged to any Leasehold Mortgagee or purchaser, or proposed Leasehold Mortgagee or proposed purchaser, or any other person, firm or corporation specified in such request:
     (a)As to whether this Agreement has been supplemented or amended and, if so, the substance and manner of such supplement or amendment;
     (b)as to the validity and force and effect of this Agreement, in accordance with its tenor;

     (c)as to the existence of any default hereunder;

     (d)as to the existence of any offsets, counterclaims, or defenses hereto on the part of the Lessee;

          (e)as to the commencement and expiration dates of the term of this Agreement; and

(f) as to any other matters as may be reasonably so requested.

     Any such certificate may be relied upon by the Lessee and any other person, firm or corporation to whom the same may be exhibited or . delivered, and the contents of such certificate shall be binding on the Department.
10.16 Notices from the Department to each Leasehold Mortgagee shall be mailed to the address furnished the Department pursuant to Section 10.2, and those from the Leasehold Mortgagee to the Department shall be mailed to the address designated pursuant to the provisions of
     Article 22 hereof. Such notices, demands, and requests shall be given in the matter described in Article 22 and shall in all respects be governed by the provisions of that Article.
10.17 No payment made to the Department by a Leasehold Mortgagee shall constitute agreement that such payment was, in fact, due under the terms of this Agreement; and a Leasehold Mortgagee having made any payment to the Department pursuant to the Department's wrongful, improper or mistaken notice or demand shall be entitled to the return of any such payment of portion thereof.
10.18 An Institutional Leasehold Mortgagee shall have the right to act as depositary pursuant to Article AA.

10.19 The prior written consent of the Department shall be required for any sale, transfer, or assignment of this Agreement and of the Leasehold estate hereby created. If such sale, transfer or assignment is to the immediate transferee of such Leasehold Mortgagee or to a purchaser at a foreclosure sale or the grantee of a deed in lieu thereof, the Department shall have fourteen (14) calendar days within which to provide its consent after receipt of request therefor, which consent shall not be unreasonably withheld.

                 ARTICLE 11

           ASSIGNMENT AND SUBLEASE

11.1 Assignment of the Agreement and subletting under it are permitted by the Department with it's prior written consent, which consent shall not be unreasonably withheld. For the purpose of such assignment and subletting the Department agrees it shall respond to a written request for assignment or subletting within thirty (30) calendar days of-receipt of request for same.
11.2 Except as provided in Section 11.1 hereof Lessee shall not assign this Lease without the prior written consent of the Department, which shall not be unreasonably withheld, provided, that any such assignment and transfer shall include the entire interest in this Agreement and all obligations attendant thereto, provided also that no such assignment and transfer shall be effective for any purpose unless and until there shall be delivered to the Department (i) a duplicate original of the instrument or instruments of assignment and transfer in recordable form containing the name and address of the transferee thereof and (ii) an instrument of assumption by said assignee or transferee of all Lessee's obligations under this Agreement; provided, however, any person or entity to which this Lease is assigned pursuant to the provisions of the Bankruptcy Code (11 U.S.C. 101, et seq.) shall be deemed without further act or deed to have assumed all of the obligations arising under this lease on and after the date of such assignment. Any such assignee shall, upon demand, execute and deliver to the Department an instrument confirming such assignment.
11.3 Except as provided in Section 11.1 hereof Lessee shall not have the right to sublet and subtenants shall not have the right to re-sublet, the Leased Premises, or any part thereof and any improvement constructed thereon, in whole or in part. All such subleases shall be expressly subordinate to this Agreement. No such sublease shall release Lessee from performance of or compliance with any term, condition, covenant or obligation imposed upon Lessee hereunder and no such sublease shall extend for a term beyond the Term and the Extended Term (as hereinabove defined) for which an option has been exercised.
11.4 The Department and Lessee agree that this Agreement shall not be rescinded, surrendered, modified or amended without the prior written consent of the holder or holders (who shall have given the Department written notice of its or their identity and address) of any Leasehold Mortgage.
11.5 Provided (i) that the first Institutional Leasehold Mortgagee shall have entered into a Non-Disturbance Agreement with any of the Lessee's subtenants; or that each such subtenant shall have leased at lease five (5%) percent of the floor area in the new building to be constructed by Lessee hereunder; and (ii) that such subtenants shall, at the option of the Department agree to attorn to the Department, and (M) such subtenant shall be subject to the service of legal process in the State of New York, the Department shall enter into a Non-Disturbance Agreement with each such subtenant in the form annexed hereto as Exhibit "C" and made a part hereof. The term of any such sublease including renewal options shall not extend beyond the later of the original Term of this Agreement or the Extended Term of any extension for which an option has been exercised and the rental reserved under any such sublease shall not be less than the then prevailing rate for comparable space and shall include an escalation clause requiring such subtenant to pay, as additional rental, the subtenant's proportionate share of the increase, from and after the beginning of the term of the sublease, in the real estate taxes, in the cost of insurance, labor and all operation costs affecting the subleased premises.
11.6 Lessee shall not modify any sublease, which shall have been the subject of a Non-Disturbance Agreement, as mentioned in Section 11.4 hereof, so as to reduce the rent, shorten the term, or adversely affect in any other respect to any material extent the rights of the lessor thereunder, or permit cancellation or accept the surrender of any such sublease without prior written consent of the Department in each instance, which consent shall not be required for the institution or prosecution of any action or proceedings against such sublessee by reason of a default on the part of such sublessee under the terms of such sublease. Such consent of the Department shall not be required to (i) move any such subtenant to another part of the

     Leased Premises, provided that thereafter such subtenant shall be obliged to pay a rent which shall be no less than either the going rate of its new space or that payable by it for the vacated space; or
(ii) to cancel any such sublease, or portion thereof provided that it be replaced by another sublease which shall qualify for and become subject to a non-disturbance agreement and provided, further, that such new sublease shall require a rental which shall be no less than either the going rate for the sublet space or that payable under the canceled lease. In addition to being subject and subordinate to the rights of the Department hereunder, as required by the provision of
Section 11.4 hereof, each sublease that is subject to a Non-Disturbance Agreement shall contain a specific provision to the effect that except in those instances in which Lessee and/or sublessees are complying with the provisions of the immediately preceding sentence, such sublease may not be modified or amended so as to reduce the rent, shorten the term, or adversely affect in any other respect to any material extent the rights of the lessor thereunder, or be canceled or surrendered without the prior written consent of the Department in each instance.
11.7 Each sublease shall provide that in the event of a termination of this Agreement and the execution and delivery of a New Agreement pursuant to Section 10.8 hereof, the sublessee shall attorn to and recognize the Lessee thereunder as its Lessor.

11.8 Any act required to be performed by Lessee pursuant to the terms of this Lease may be performed by any sublessee of Lessee occupying all or any part of the Leased Premises and the performance of such act shall be deemed to be performance by Lessee and shall be acceptable as Lessee's act by the Department.
11.9 The Department hereby consents to the Lessee subletting the Leased Premises to Johnson Controls, Incorporated.

                 ARTICLE 12
                CONDEMNATION
12.1 If, at any time during the Term of this Agreement, there shall be a total taking or a constructive total taking (as hereinafter defined) of the Leased Premises in condemnation proceedings or by any right of eminent domain or by agreement between the Department and Lessee and those authorized to exercise such rights (any such matters being hereinafter referred to as a "taking"), this Agreement shall terminate and expire on the date of such taking and the fixed annual rental, and other charges payable by Lessee hereunder shall be apportioned and paid to the date of such taking. For the purposes of this Article the term a "constructive total taking" shall mean a taking of such scope that the untaken portion of the Leased Premises cannot, in the reasonable opinion of Lessee, be developed, repaired or reconstructed.
12.2 Rentals for that portion of the Leased Premises condemned shall be abated from the date that the Lessee is dispossessed therefrom; provided, however, if all of the Leased Premises are condemned or if a portion of the Leased Premises are condemned and in the Lessee's judgment, the remaining portion of the Leased Premises is insufficient for the Lessee's operations authorized hereunder, the Lessee may terminate this Agreement and all of its rights and unaccrued obligations-hereunder effective as of the date it is thereafter and within 90 days of the date of such dispossession by giving the Department 30 days written notice of such termination.
12.3 The Lessee shall be entitled to the award made for a temporary taking of possession of all or part of the Leased Premises for any period of time within the term of this Agreement. Such award shall be full compensation to the Lessee for such temporary taking and no claims for damages arising out of the temporary taking shall be made against the Department.
12.4 Lessee and the holder of any Leasehold Mortgage, as well as the Department shall have the right to participate in any condemnation proceeding or agreement for the purpose of protecting their interests in the Leased Premises and their rights hereunder. In this connection, specifically and without limitation, each of such parties may introduce evidence independently of each other to establish the value of or damage to the Land and/or the Facility. Each party so participating shall pay its own expenses therein.
12.5 Except as provided in Section 12.6 below, in the event of any taking and the consequent termination of this Agreement, the total aggregate award for said taking ("Condemnation Proceeds') shall be apportioned and paid to the extent available in the following order of priority:

     (i) The holder of the first Leasehold Mortgage, if any shall be entitled to receive and retain from the Condemnation Proceeds the sum required to pay the unpaid principal balance of the first Leasehold Mortgage, plus interest accrued thereon from the date of taking to the date of payment to the institutional first Leasehold Mortgagee at the rate specified in said Leasehold Mortgage and other sums secured by the Leasehold Mortgage.
     (ii) Then, the Department shall be entitled to retain from the balance of the Condemnation Proceeds the sum equal to the then present value of the leasehold reversion as if the Lessee's Renewal option had been exercised plus the then present value of the future rentals payable to the Department under this Agreement, if this Agreement had not terminated pursuant to Section 12.1 above, with interest thereon, from the date of taking and at the rate paid by the condemning authority. If the condemnation award specifies the amount allocable to the land taken as if vacant, unimproved and free of this Agreement, such amount shall be deemed conclusive for all purposes as to the value thereof.
     (iii) Then, the Lessee shall be entitled to receive and retain the balance of the Condemnation Proceeds.
12.6 Notwithstanding Section 12.5 above, if prior to the time when Lessee shall have obtained all governmental permits and authorizations for the new construction required to be performed by Lessee hereunder, this Agreement shall terminate, pursuant to the provisions of Section
12.1 hereof, the Condemnation Proceeds shall be apportioned and paid, to the extent available, the following order of priority:
(a) The Department shall be entitled to an amount equal to the fair market value of the Land (immediately prior to the taking) considered as vacant, unimproved and free of this Agreement and without any of the permits and approvals previously obtained by Lessee, with interest thereon from the date of taking at the rate paid by the condemning authority. If the condenmation award separately specifies the amount allocable to the Land taken as if vacant and unimproved without this Agreement, such amount shall be deemed conclusive as to the value thereof.
(b) The Lessee next shall be entitled to an amount equal to its aggregate costs and expenses, if any, of every kind and nature (not compensated for by insurance) incurred and paid in connection with and for the acquisition of all governmental permits and licenses and the development of plans and specifications for any improvements at the Leased Premises.

(c)     The Department shall be entitled to the balance of the award.

(d) Notwithstanding the foregoing, prior to the application of the Condemnation Proceeds as set forth in subsections (a) through (c) of this Section, the holder of the Leasehold Mortgage, if any, shall be entitled to receive and retain from the Condemnation Proceeds the sum required to pay the unpaid principal balance of the first Leasehold Mortgage, plus interest accrued thereon from the date of taking to the date of payment to said holder, at the rate specified in the Leasehold Mortgage and other sums secured by the Leasehold Mortgage.
The balance, if any, shall then be applied as hereinabove provided.
12.7 If the Lessee shall assign to any Leasehold Mortgagee any condemnation Proceeds to which it shall be entitled under the pro visions of this Article, the Department shall recognize such assignment and shall consent to the payment of said Condenmation Proceeds to said assignee as its interest may appear.

                 ARTICLE 13

             NON-DISCRIMINATION

13.1 Lessee agrees to comply with Section 296 of the New York State Human Rights Law.

13.2  Specifically, Lessee agrees not to:

13.2.1 Refuse to rent, lease or otherwise deny to or withhold from any person or group of persons such commercial space because of the age of such person or persons; or such land or commercial space because of the race, creed, color, national origin, sex, or disability or marital status of such person or persons.

13.2 Discriminate against any person because of his race, creed, color, national origin, sex, or disability or marital status in the terms, conditions or privileges of the sale, rental or lease of any such land or commercial space or because of his age in relation to such commercial space; or in the furnishing of facilities or services in connection therewith.

13.2. Print or circulate or cause to be printed or circulated any statement, advertisement or publication, or to use any form of application for the purchase, rental or lease of such land or commercial space or to make any record or inquiry in connection with the prospective purchase, rental or lease of such land or commercial space which expresses, directly or indirectly, any limitation, specification or discrimination as to race, creed, color, national origin, sex, or disability or marital status, or in relation to commercial space as to age; or any intent to make any such limitation, specification or discrimination.

                 ARTICLE 14

          GOVERNMENTAL REQUIREMENTS

14.1 The Lessee agrees to observe and obey any and all applicable Federal, State and municipal rules, regulations, laws and building codes and to require its officers, agents, employees, contractors, and suppliers, to observe and obey the same. This provision requires. compliance with the Park's Performance and Development Standards as issued by the Department and Appendix A to this Agreement.
14.2 The Lessee shall procure all licenses, certificates, permits or other authorization from all governmental authorities, if any, having jurisdiction over the Lessee's operations at the Leased Premises which may be necessary for the Lessee's operations thereat.
14.3 The Lessee shall pay all taxes, license, certification, permit and examination fees and excise taxes which may be assessed, levied, exacted or imposed on the Leased Premises or operation hereunder or on the gross receipts or gross income to the Lessee therefrom, and shall make all applications, reports and returns required in connection therewith.
14.4 Lessee agrees to remit Payments in Lieu of Taxes, hereinafter P.I.L.O.T. to the local taxing jurisdictions, hereinafter "Communities" participating in the P.I.L.O.T. program using their normal payment and billing cycle. All evaluations, payments and schedules for P.I.L.O.T. shall be governed by the P.I.L.O.T. Program as adopted by the Department in consultation with the Stewart Airport Commission from time to time during the term of this Agreement.
Provided, however, that in no event shall the P.I.L.O.T. payments be more than taxes which would otherwise be payable by the Lessee if the Leased Premises were taxable in the Communities.
14.5 The P.I.L.O.T. Program recognizes that there may be tax abatements and tax exemptions negotiated between the Lessee and the Communities. Non-payment of P.I.L.O.T. within the applicable periods of notice and grace shall be a default under this Agreement.
14.6 Lessee shall establish an escrow account and maintain on deposit adequate funds to pay the P.I.L.O.T. and water and sewer charges, as applicable, to the Town of Newburgh (the "Town"), provided, however, that Lessee shall not be precluded from making any such payment directly to the Town outside of escrow by mutual agreement between the Lessee and the Town, a copy of which agreement shall be given to the Department; in which event, no escrow account need be established.

                 ARTICLE 15

          RIGHTS OF ENTRY RESERVED

15. On prior reasonable notice, the Department, by its officers, employees, agents, representatives and contractors shall have the right at all reasonable times to enter upon the Leased Premises for any and all purposes not inconsistent with this Agreement, provided, such action by the Department, its officers, employees, agents, representatives and contractors does not unreasonably interfere with the Lessee's use, occupancy, or security requirements of the Leased Premises.
15.2 Without limiting the generality of the foregoing, the Department, by its officers, employees, agents, representatives, contractors and furnishers of utilities and other services, shall have the right, at its own cost and expense, whether for its own benefit, or for the benefit of others than the Lessee at the Park, to maintain existing utility, mechanical, electrical and other utility systems and on prior/reasonable notice to enter upon the Leased Premises at all reasonable times to make such repairs, replacements or alterations thereto, as may, be necessary or advisable, and from time to time to construct or install over, in or under the Leased Premises such systems or parts thereof and in connection with such maintenance, use the Leased Premises for access to other parts of the Park otherwise not conveniently accessible, provided, however, that in the exercise of such right of access, repair, alteration or new construction, the

     Department shall not install a utility under or through any building or parking area or effect any existing improvement on the Leased
Premises or interfere with the actual use and occupancy of the Leased Premises by the Lessee. It is specifically understood and agreed that the reservation of the aforesaid right by the Department shall not impose or be construed to impose upon the Department any obligation to repair, replace or alter any utility service lines now or hereafter located on the Leased Premises for the purpose of providing utility services only to the Leased Premises.
15.3 In the event that any personal property of the Lessee shall obstruct the access of the Department, its officers, employees, agents or contractors, or the utility company furnishing utility service to any of the existing utility, mechanical, electrical and other systems, and thus shall interfere with the inspection, maintenance or repair of any such system pursuant to Section 15.2, the Lessee shall move such property, as reasonably directed by the Department or said utility company, in order that access may be had to the system or part thereof for inspection, maintenance or repair. If the Lessee shall fail to so move such property after direction from the Department or said utility company to do so, the Department or the utility company may move it, and the Lessee hereby agrees to pay the cost of such moving upon demand, and further the Lessee hereby waives any claim against the Department for damages as a result therefrom, except for claims for damages arising from the Department's negligence.

15.4 Exercise of any or all of the foregoing rights in this Article, by the Department, or others under right of the Department, shall not be, nor be construed to be, an eviction of the Lessee, nor be made the grounds for any abatement of rental nor any claim or demand for damages against the Department, consequential or otherwise, except claims for damage to person or property caused by the negligence of the Department.

                 ARTICLE 16

        ADDITIONAL RENTS AND CHARGES

16.1 Except as provided in Section 5.3 (a), in the event the Lessee fails within thirty (30) days after receipt of written notice from the Department to perform or commence to perform with due diligence any obligation required herein to be performed by the Lessee, the Department may enter the Leased Premises (without such entering causing or constituting a cancellation of this Agreement or an interference with the possession of such Leased Premises by the Lessee) and do all things reasonably necessary to perform such obligation, charging to the Lessee the cost and expense thereof, and the Lessee agrees to pay to the Department upon demand such charge in addition to any other amounts payable by the Lessee hereunder, provided, however, that if the Lessee's failure to perform any such obligation endangers the safety of the public or employees or property of the Department, or other tenants of the Park, and the Department so states in its notice to the Lessee, the Department as its sole remedy may perform such obligation of the Lessee at any time after the giving of such notice, and charge to the Lessee the reasonable cost and expense thereof which the Lessee shall pay upon demand.
16.2 If the Department elects to pay any sum or sums or incur any obligation or expense by reason of the failure, neglect or refusal of the Lessee to perform or fulfill any one or more of the conditions, covenants or agreements contained in this Agreement, or as the result of any act or omission of the Lessee contrary to said conditions, covenants or agreements, the Lessee hereby agrees to pay the sum or sums so paid or expense so incurred by the Department as the result of such failure, neglect or refusal of the Lessee, including interest, at the existing prime rate as established by Citibank, N.A.
or other major New York Metropolitan Area lending institution of comparable stature together with all reasonable costs, and damages.
In such event, the total of such amounts may be added to any installment of rent thereafter due hereunder, and each and every part of the same shall be and become additional rent recoverable by the Department in the same manner and with like remedies as if it were originally a part of the rent provided for in this Agreement.

                 ARTICLE 17

        TERMINATION BY THE DEPARTMENT

17.1 Each of the following shall be deemed a default of the Lessee and a breach of this Agreement.
17.1 If any rental or additional rental required by this Agreement to be paid to the Department shall not be paid when due, and such default shall continue for a period of ten (10) days after written notice by the Department to the Lessee specifying the items in default, and shall continue thereafter for a further period of five (5) days after a second notice from the Department to the Lessee which shall specify the items in default, and, in addition, shall state the Department's intention to terminate this Lease by reason of such default or;
17.1 The institution of proceedings in bankruptcy against the Lessee; provided, however, that the Lessee may avoid such termination if the petition is dismissed or stayed by appeal within ninety (90) days after the institution thereof; or,
17.1 The filing of a petition requesting a court to take jurisdiction of the Lessee or its assets under the provisions of any Federal reorganization act which, if it is an involuntary petition, is not dismissed within ninety (90) days after the institution thereof; or,

17.1 The filing of a request for the appointment of a receiver or trustee of the Lessee's assets by a court of competent jurisdiction, which if the request is not made by the Lessee, is not rejected within ninety
     (90) days after being made, or the request for the appointment of a receiver or trustee of the Lessee's asset by a voluntary agreement with the Lessee's creditors.
17.1 The default by the Lessee in the performance of any covenant or conditions required to be performed by the Lessee, and the failure of the Lessee to remedy such default for a period of thirty (30) days after receipt from the Department of written notice (except as otherwise provided in Section 5.3(a) above) which shall specify the items in default and, in addition, shall state the Department's intention to terminate this Agreement by reason of such default, or in the case of a default which cannot with due diligence be cured within said thirty (30) day period and Lessee fails to proceed within said thirty (30) day period to cure the same and thereafter to prosecute the curing of such default with due diligence pursuant to a written schedule mutually agreed upon by the Department and Lessee.
17. If the Department shall exercise its option to terminate this Agreement upon the Lessee's failure to cure or remedy any default hereunder prior to the expiration of the applicable grace periods, this Agreement shall expire and all of Lessee's rights and interest hereunder shall terminate upon the expiration of the time specified in the Department's notice as if such date were the last date of the leased term, and the Lessee shall then immediately quit and surrender the Leased Premises to the Department, including any and all building erected thereon, and all other improvements, and the Department may enter into or repossess the Leased Premises and the Lessee hereby waives the service of notice of intention to reenter or to institute legal proceedings to that end.
17.3 Notwithstanding the provisions of this Article, the rights of the Department hereunder are subject to the rights of Leasehold Mortgagees to cure pursuant to Article 10 hereof.
17.4 Failure by the Department to take any authorized action upon default by the Lessee of any of the terms, covenants or conditions required to be performed, kept and observed by the Lessee shall not be construed to be, nor act as, a waiver of said default nor of any subsequent default of any of the terms, covenants and conditions contained herein to be performed, kept and observed by the Lessee. Acceptance of rentals by the Department from the Lessee, or performance by the Department under the terms hereof, for any period or periods after a default by the Lessee of any of the terms,_ covenants and conditions herein required to be performed, kept and observed by the Lessee shall not be deemed a waiver or estoppel of any right on the part of the Department to cancel this Agreement for any subsequent failure by the Lessee to so perform, keep or observe any of said terms, covenants or conditions.

                 ARTICLE 18

       SURRENDER AND RIGHT OF RE-ENTRY

18.1 Upon the cancellation or termination of this Agreement pursuant to the terms hereof, the Lessee agrees peaceably to surrender up the Leased Premises to the Department in the same condition as they are at the time of the commencement of the term hereof, and as they may hereafter be repaired and improved by the Lessee; save and except,
     (a) such normal wear and tear thereof as could not have been prevented by ordinary and usual repairs and maintenance, (b) obsolescence in spite of repair, and (c) damage to or destruction of the leasehold improvements for which insurance proceeds are received by the Department. Upon such cancellation or termination, the Department may re-enter and repossess the Leased Premises together with all improvements and additions thereto, or pursue any remedy permitted by law for the enforcement of any of the provisions of this Agreement, at the Department's election. Furthermore, upon such cancellation or termination, and for a reasonable time thereafter
(not exceeding thirty (30) days after such cancellation or termination, and for which period the Lessee will pay to the Department current lease rentals), or during the term of this Agreement, if the Lessee is not in default in rentals or any other charges or obligations due the Department, the Lessee shall have the right to remove its personal property, fixtures and trade equipment which it may have on the Leased Premises, provided that the Lessee repairs all-damages that might be occasioned by such removal, and restore the building and site to the condition above required.

                 ARTICLE 19

             SERVICES TO LESSEE

19.1 The Department covenants and agrees that during the term of this Agreement it will operate the Park as such for the use and benefit of
          the public, including Lessee, provided, however, that subject to the rights of Lessee, the Department may prohibit or limit any given type, kind, or class of use in the Park if such action is necessary
          to serve the needs of the public. The Department also agrees to provide and maintain, or cause to be provided and maintained, water
          and sanitary sewer services in areas designated for utilities or easements adjacent to the Leased Premises for access thereto by the
          Lessee. The Department reserves the right to transfer the responsibility for maintenance of water to the Town of Newburgh
and
          sanitary sewer services to the Crossroads Sewer District. Any charges related to the Leased Premises shall be paid by the
Lessee.
19.2 The Department agrees to provide utilities (water, natural gas, and electric) to a boundary line of the Leased Premises and a finished road as required by law. The water supply will be operated by the Town of Newburgh which has set its design criteria at 2,500 gallons per minute at 20 p.s.i. residual pressure.
19.3 The Lessee will contract with and obtain all required permits from the appropriate departments for any utility services provided by the Department, paying any required connection fees, including those to be paid by owners, and all such services will be provided at rates and on terms and conditions established by the Department for similar users in the Park.
19.4 The Lessee will also contract with the furnishers of all other utilities for the furnishing of such services to the Leased Premises and shall pay for all water, gas, electricity, sanitary sewer service, other utilities, telephone, burglary and fire protection services furnished to the Leased Premises. The Department shall allow the providers of such utilities reasonable access to the boundaries of the Leased Premises for the installation of their utility systems.
19.5 The Department will provide, repair, maintain and replace, or cause to be provided, repaired, maintained or replaced, a paved access road, as required by law, of at least two lanes by extending Governor Drive to the Leased Premises.
19.6 The Department will plow all roads within the Park to the Leased Premises and shall maintain all retention basins and landscaped areas in the Park but outside any leased premises.

                 ARTICLE 20
  SURVIVAL OF THE OBLIGATIONS OF THE LESSEE
20.1 In the event that the Agreement shall have been terminated in accordance with a notice of termination as provided in Article 17 hereof, all the obligations of the Lessee under this Agreement shall survive such termination, re-entry, regaining or resumption of possession and shall remain in full force and effect for the full term of this Agreement, and the amount or amounts of damages or deficiency shall become due and payable to the Department to the same extent, at the same time or times, and in the same manner as if no termination, re-entry, regaining or resumption of possession had taken place. The Department may maintain separate actions each month to recover the damage or deficiency then due or at its option and at any time may sue to recover the full deficiency less the proper discount, for the entire unexpired term of this Agreement.
20.2 The amount of damages for the period of time subsequent to termination (or re-entry, regaining or resumption of possession) on account of the Lessee's rental obligations, shall be the sum of the following:
20.2. The amount of the total of all installments of rents as they would have become due had the term of this Agreement not been terminated, less the installments thereof payable prior to the effective date of termination except that the credit to be allowed for the installment payable on the first (1st) day of the month in which the termination is effective shall be prorated for the part of the month the Agreement remains in effect on the basis of the total days in the month;
20.2. An amount equal to all reasonable expenses incurred by the Department and not reimbursed in connection with regaining possession, restoring the Leased Premises, acquiring a new lease for the Leased Premises, legal expenses (including but not limited to attorney's fees), putting the Leased Premises in order.
20. There shall be credited to the account of the Lessee against its survived obligations hereunder the amount actually received from any lessee, licensee, permittee or other occupier in connection with the use of the said Leased Premises or portion thereof during the balance of the term of use and occupancy as the same is originally stated in this Agreement, the market value of the occupancy of such portion of the Leased Premises as the Department may itself during such period actually use and occupy. No such use and occupancy shall be or be construed to be an acceptance of a surrender of the Leased Premises, nor shall such use and occupancy constitute a waiver of any rights of the Department hereunder. The Department will use its best efforts to mitigate damages to Lessee under this Article.

                 ARTICLE 21
USE SUBSEQUENT TO CANCELLATION OR TERMINATION
21.1 The Department, upon termination or cancellation pursuant to Article 19 hereof, may occupy the Leased Premises or may enter into an agreement with another lessee and shall have the right to permit any person, firm or corporation to enter upon the Leased Premises and use the same. Such use may be of part only of the Leased Premises or of the entire Leased Premises, together with other premises, and for a period of time the same as or different from the balance of the term hereunder remaining, and on terms and conditions the same as or different from those set forth in this Agreement.
21. The Department shall also, upon said termination or cancellation, or upon said re-entry, regaining or resumption of possession, have the right to repair and to make structural or other changes in the Leased Premises, including changes which alter its character and the suitability thereof for the purposes of the Lessee under this Agreement, without affecting, altering or diminishing the obligations of the Lessee hereunder, provided, that any structural changes shall not be at Lessee's expense.

                 ARTICLE 22
                   NOTICES
22.1 All notices, consents and approvals required or desired to be given by the parties hereto shall be given in writing by certified mail, postage prepaid, return receipt requested, and shall be deemed given when received at the recipient's notice address. Notice that starts the running of a time period and is delivered on a non-business day shall be deemed delivered on the next business day, if left at the notice address, or the next business day on which it is redelivered if it is not left at the notice address.

22.2 The notice addresses of the parties are as follows:


     To the Department:                 N.Y. State Department of
                                   Transportation
                                   Building 138
                                   Stewart International Airport
                                   Newburgh, NY 12550

                     and

                   Manager
               Industrial Park
                Building 138
                                   Stewart International Airport
                                   Newburgh, NY 12550

     The Lessee:                             The Edgewater Stewart Company
                                   c/o The Hilton Tower
465 South Salina Street
Syracuse, NY 13202-2487
                                   Attention:Thomas R. Kennedy

With a copy to:                     Bond, Schoeneck & King
                    One Lincoln Center
                    Syracuse, NY 13202-1355
                    Attention:Stephen L. Johnson, Esq.




Such addresses shall be subject to change from time to time to such other addresses as may have been specified in written notice given by the intended recipient to the sender.

                 ARTICLE 23
                HOLDING OVER
23.1 No holding over by the Lessee after the termination of this lease shall operate to extend or renew this lease for any further term whatsoever; but the Lessee will by such holding over become the tenant at will of the Department and after written notice by the Department to vacate such premises, continued occupancy thereof by the Lessee shall constitute the Lessee a trespasser.
23.2 Any holding over by the Lessee beyond the thirty (30) day period permitted for removal of fixtures without the written consent of the Department shall make the Lessee liable to the Department for damages equal to double the rentals provided for herein and which were in effect at the termination of the Agreement.
23.3 All insurance coverage that the Lessee is required under the provisions hereof to maintain in effect shall continue in effect for so long as the Lessee, or any of the Lessee's subleases or tenants occupy the Leased Premises or any part thereof.

                 ARTICLE 24

             INVALID PROVISIONS

24.1 The invalidity of any provisions, articles, paragraphs, portions, or clauses of this agreement shall have no effect upon the validity of any other part or portion hereof, so long as the remainder shall constitute an enforceable agreement.

                 ARTICLE 25
          MISCELLANEOUS PROVISIONS

     Remedies to be Nonexclusive.

25.1 All remedies provided in this Agreement shall be deemed cumulative and additional and not in lieu of, or exclusive of, each other, or of any other remedy available to the Department, or the Lessee, at law or in equity, and the exercise of any remedy, or the existence herein of any remedies or indemnities shall not prevent the exercise of any other remedy.

     Non-Waiver of Rights
25.2 The failure by either party to exercise any right, or rights accruing to it by virtue of the breach of any covenant, condition or agreement herein by the other party shall not operate as a waiver of the exercise of such right or rights in the event of any subsequent breach by such other party, nor shall such other party be relieved thereby from its obligations under the terms hereof.

     Force Majeure.
25.3 Neither party shall be deemed in violation of this Agreement if it is prevented from performing any of its obligations hereunder by reason of labor disputes, acts of God, acts of the public enemy or superior governmental authority, provided, however, that this section shall not excuse Lessee from paying the rentals herein specified provided further however, that if the right of the Lessee to receive rental payments pursuant to any approved sublease has been abated as a result thereof, the rental otherwise payable hereunder shall be reduced by an amount the Department determines is reasonable in proportion to the abatement of the rentals otherwise payable under said subleases.

     Non-liability of Individuals.

25. No agent or employee of either party hereto shall be charged personally or held contractually liable by or to the other party under any term or provision of this Agreement or of any supplement, modification or amendment to this Agreement because of any breach thereof.

     Quiet Enjoyment.
25.5 The Department covenants that as long as the Lessee is not in default of any provision of this Agreement, the Lessee shall and may peaceably and quietly have, hold and enjoy the Leased Premises exclusively to it and the rights appurt enant to the Leased Premises granted in this Agreement during the term hereof unless sooner canceled as provided in this Agreement.

     Estoppel Certificate.
25.6 At the request of the Lessee, the Department shall from time to time execute and deliver a written statement identifying it as the lessor under this Lease and certifying: (i) the documents that then comprise this Lease, (ii) that this Lease is in full force and effect, (iii) the then current annual amount of rent and the date through which it has been paid, (iv) the expiration date of this Lease, (v) that no amounts are then owed by the Lessee to the Department (or, if amounts are owed, specifying the same) and (vi) to the knowledge of the Department, there are not defaults by the Lessee under this Lease or any facts which but for the passage of time, the giving of notice or both would constitute such a default.
The party acquiring the lessee's interest in the Lease shall be entitled to rely conclusively upon such written statement.

     Short Form of Lease.
25.7 This Lease shall not be recorded, but at the request of either party, the other shall execute a memorandum or short form of lease for recording.

     General Provisions.
25.8 Lessee shall not use, or permit the use of, the Leased Premises, or any part thereof, for any purpose or use other than those authorized by this Agreement.
25.9 This Agreement shall be performable and enforceable in Orange County, New York, and shall be construed in accordance with the laws of the State of New York.
25.10 This Agreement is made for the sole and exclusive benefit of the Department and the Lessee, their successors and assigns, and is not made for the benefit of any third party.

25.11 In the event of any ambiguity in any of the terms of this Agreement, it shall not be construed for or against any party hereto on the basis that such party did or did not author the same.
25.12 All covenants, stipulations and agreements in this Agreement shall extend to and bind each party hereto, its legal representatives, successors and assigns.
25.13 The titles of the several articles of this Agreement are inserted herein for convenience only, and are not intended and shall not be construed to affect in any manner the terms and provisions hereof, or the interpretation or construction thereof.
25.14 Nothing herein contained shall create or be construed to creating a co-partnership or joint venture between the Department and the Lessee or to constitute the Lessee an agent of the Department. The
     Department and the Lessee each expressly disclaim the existence of such a relationship between them.
25.15 The Department, or any successor in interest to the Department, shall look solely to the Lessee's interest in the leasehold estate and Lessee's improvements thereon for the satisfaction of the remedies of the Department in the event of a breach by the Lessee of any of the covenants or conditions of this Agreement except for the covenants and conditions of Article 9, hereof, which are not to be so limited.

                 ARTICLE 26

          SUPPLEMENTARY PROVISIONS


26.1 This Agreement is subject and subordinate to the following:

26.1.1 The Department reserves the right to develop and improve the Park without interference or hindrance by or on behalf of the Lessee. Accordingly nothing contained in this Agreement shall be construed to obligate the Department to relocate the Lessee.
26.1.2 The Department reserves the right to take such action it considers necessary to protect the aerial approaches to the Airport against obstruction, together with the right to prevent Lessee from erecting or permitting to be erected any building or other structure in the Park which, in the opinion of the Department, would limit the usefulness of the Airport or constitute a hazard to aircraft.
26-1.3 During the time of war or national emergency, the Department shall have the right to lease all or any part of the landing area or of the

     Park to the United States for military use, and if any such lease is executed, the provisions of this Agreement insofar as they may be inconsistent with the provisions of such lease to the Government, shall be suspended, but such suspension shall not extend the term of this Agreement. Abatement of rentals shall be reasonably determined by the Department and Lessee in proportion to the degree of interference with the Lessee's use of the Leased Premises.

26.1.4 Except to the extent required for the performance of any obligations of the Lessee hereunder, nothing contained in this Agreement shall grant to the Lessee any rights whatsoever in the airspace above the Leased Premises other than those rights which are subject to Federal Aviation Administration rules, regulations and orders currently or subsequently effective.

                 ARTICLE 27

              ENTIRE AGREEMENT

27.1 This Agreement consists of Articles 1 to 27 inclusive, and Article
     AA, Appendices A and B, and Exhibits A, B-1, B-2 and C and Schedule A.
27.2 It constitutes the entire agreement of the parties hereto and may not be changed, modified, discharged or extended except by written instrument duly executed by the Department and the Lessee. The parties agree that no representations or warranties shall be binding upon the Department or the Lessee unless expressed in writing in this Agreement of Lease.
IN WITNESS WHEREOF, the parties hereto have executed this Agreement on the day and year written above.
                                   THE NEW YORK STATE DEPARTMENT OF
                                   TRANSPORTATION

Attest:                                         By:_
                                   THE EDGEWATER STEWART COMPANY
Attest:                                         'By:
                                                  @IA Y

                                        0 V 1! r -9

          TENANT'S ACKNOWLEDGEMENT

STATE OF NEW YORK

COUNTY OF ONANDAGA



     On this 26th day of February, 1988, before me personally came Thomas R. Kennedy to me known, and known to me to be a member of the firm of The Edgewater Stewart Company, a general partnership duly established and existing under the laws of the State of New York, the person described in and who executed the within instrument on behalf of said firm, and he acknowledged to me that he executed the same in behalf of said firm for the purposes herein mentioned.






Notary Public, County    Onandaga


          STEPHEN L. JOHNSON

          CERTIFICATE OF AUTHORITY



     I, ___ ___certify that I am a general partner of the firm of The Edgewater Stewart Company, a general partnership duly established and existing in the State of New York, named in the foregoing agreement; that Thomas R. Kennedy who signed said agreement was, at the time of execution, a general partner of the firm.








STATE OF NEW YORK
                    COUNTY OF ONONDAGA


     On this 26th day of February, 1988, before me personally

of the firm of The Edgewater Stewart Company, a general partnership duly established and existing under the laws of the State of New York, the person described in and who executed the within instrument on behalf of said firm, and he acknowledged to me that he executed the same in behalf of said firm for the purposes herein mentioned.

came _                    to me known, and known to me to be a member

                 ARTICLE AA
      Disbursement of Deposited Moneys

AA.1  All sums of the character referred to in Article 8 and 12

     (hereinafter referred to as 'Deposited Sums") paid to or deposited with a bank or trust company or paid to the first Leasehold Mortgagee (herein called the "Depositary"), shall be promptly disbursed in the manner hereinafter provided.

AA-2 From time to time as any restoration, repair, replacement or rebuilding of any buildings or any portion thereof damaged or destroyed by fire or any other cause, or not taken in a proceeding of the character described in Article 8, progresses (hereinafter collectively referred to as the "Work"), disbursement of any moneys of the character referred to in the Article shall be made upon receipt by the Depositary of the following:
     (a) A certificate signed by an architect or engineer licensed in the
State of New York selected by Lessee who shall be reasonably satisfactory to the Department and also signed by Lessee, dated not more than thirty (30) days prior to the application for such disbursement, setting forth in substance the following:
     (i) That the sum then requested to be disbursed either has been paid by Lessee or is justly due to contractors, subcontractors, materialmen, engineers, architects or other persons (whose names and addresses shall be stated) who have rendered and furnished certain labor and materials for the Work; giving a brief description of such services and materials and the principal subdivisions or categories thereof and the amounts so paid or due to each of said persons in respect thereof, and stating the progress of the Work up to the date of said certificate.
(ii_) That the sum then requested to be disbursed, plus all sums previously disbursed, does not exceed the cost of the Work as actually accomplished up to the date of such certificate and that the balance of the Deposited Sums will be sufficient to pay in full for the completion of the Work, or the Department shall have received other assurances reasonably satisfactory to it of payment in full for completion thereof.
(iii) That no part of the cost of their services and material described in the foregoing clause (i) of this paragraph (a), in any previous or then pending application, has been or is being made the basis for the disbursement of any part of the Deposited Sums or has been paid out of insurance moneys not required to be paid to the Depositary; and

iv) That except for the amounts, if any, stated in said certificate pursuant to the foregoing clause (i) of this paragraph to be due for services or materials, there is no outstanding indebtedness known to the person signing the certificate, after due inquiry, which is then due and payable for work, labor, services and materials in connection with the Work, which, if unpaid, might become the basis for a vendor's, mechanics, laborer's or materialman's statutory or similar lien upon Lessee's leasehold estate or Lessee's or the Department's interest in the leased premises or any part thereof.
(b) A certificate signed by Lessee, dated not more than thirty (30) days prior to the application for such disbursement, setting forth in substance that, to the best knowledge of Lessee, after due inquiry,
(i) All materials and all property described in the certificate furnished pursuant to clause (i) of the foregoing paragraph (a) and every part thereof, are free and clear of all liens and encumbrances, except such as may secure indebtedness due to persons (whose names and addresses and the several amounts due them shall be stated) specified in said certificate, which liens and encumbrances will be discharged upon payment of such indebtedness and encumbrances to which this Lease is subject; and
(ii) That no event of default has occurred which has not been remedied.

(c) An official search, a certificate of title company or other evidence reasonably satisfactory to the Department showing that there has not been filed with respect to Lessee's leasehold estate of Lessee's or the Department's interest in the leased premises or any part thereof any vendor's, mechanic's, laborer's or materialman's statutory or similar lien which has not been discharged of record, except such as will be discharged upon payment of the amount then requested to be disbursed. Upon compliance with the foregoing pro-visions of this Section AA.2 the Depositary shall, out of the Deposited Sums, disburse to the persons named in the certificate pursuant to the foregoing clause (i) of paragraph (a) the respective amounts stated in said certificate to be due to them and/or shall disburse to Lessee the amount stated in said certificate to have been paid by Lessee.
At any time after the completion, in full, of the Work, the whole balance of Deposited Sums not theretofore disbursed pursuant to the foregoing provisions of this Section AA.2 shall be disbursed to Lessee, upon receipt by the Depositary of (a) a certificate signed by Lessee, dated not more that thirty (30) days prior to the application for such disbursement, setting forth in substance the following to the best knowledge of Lessee, after due inquiry, (i) that the Work has been completed in full; (ii) that all amounts which Lessee is or may be entitled to have disbursed under the foregoing provisions of this Section AM on account of services rendered or materials furnished in connection with the Work have been disbursed under said provisions; (iii) that all amounts for whose payment Lessee is or may become liable in respect of the Work have been paid in full except to the extent, if any, of any retainage shall be applied to the final payments of the amounts due and (iv) that no event of default has occurred which has not been remedied and (b) an official search or a certificate of a title company reasonably satisfactory to the Department showing that there has not been filed with respect to Lessee's leasehold estate or Lessee's or the Department's interest in the leased premises or any part thereof, any vendor's, mechanic's, laborer's or materialman's statutory or similar lien which has not been discharged of record.
AA.3 4 If an event of default shall have occurred and be continuing beyond any applicable grace periods, prior to the disbursement of the Deposited Sums or any part thereof, the Department may notify the Depositary thereof, and thereupon the Depositary shall have no further right or obligation to disburse any of the deposited Sums to Lessee, but shall disburse the same in accordance with the requirements of Section AA.2 to or for the account of the Leasehold Mortgagee in accordance with the provisions of Article 10 hereof.

AA.4 The Department and Lessee agree that the Depositary shall have the right to deduct from the Deposited Sums, prior to any disbursement thereof pursuant to Section AA.2, its reasonable charges for acting as Depositary hereunder.

AA.5 The balance remaining of Deposited Funds, if any, after disbursement in accordance with this Article shall be paid to the first leasehold mortgagee to be applied to the mortgage debt, or if there is no leasehold mortgagee, to the Department, to be applied to the rent payable hereunder.

AA.6 The depositary shall pay a penalty of Chase Manhattan Bank's prime rate on all sums not disbursed in accordance with this Article to the party entitled thereto within ten (10) days after said depositary's receipt of all documents required to be submitted to it hereunder.

AA.7 In the event Lessee shall elect, under the provisions of Section
     8.2.2 of the Agreement, not to repair or reconstruct the improvements the Depositary shall disburse the Deposited Funds in accordance with the provisions of Section 8.6 of the Agreement.

                 APPENDIX A

        STANDARD CLAUSES FOR ALL NEW
            YORK STATE CONTRACTS

        Addendum to Contract Between

The New York State Department of Transportation (The "State")
                     and
The Edgewater Stewart Company (The 'Contractor")
                Contract No.
     The parties to the attached contract, license, lease, or other agreement of any kind(hereinafter, the "contract") agree to be bound by the following clauses which are hereby made a part of said contract:
     1. EXECUTORY CLAUSE. In accordance with Section 41 of the State Finance Law, this contract shall be deemed executory only to the extent of money available to the State for the performance of this contract and no liability shall be incurred by the State of New York beyond moneys available for this contract.
     2.     NON-ASSIGNMENT CLAUSE. In accordance with Section 138 of the
State
Finance Law, this contract may not be assigned by the contractor or its right, title or interest therein assigned, transferred, conveyed, sublet or disposed of without the previous consent, in writing, of the State.
     3. COMPTROLLER'S APPROVAL. In accordance with Section 112 of the State Finance Law, no contract at or above the statutory amount or amendment thereto shall be valid, effective or binding upon the State until it has been approved by the State Comptroller and filed in his office. Contractors commencing performance of any such contract or amendment before it has been approved by the State Comptroller do so at their own risk.
     4. WORKERS' COMPENSATION BENEFITS. In accordance with Section 142 of the State Finance Law, this contract shall be void and of no force and effect unless the contractor shall provide and maintain coverage for the benefit of such employees as are required to be covered by the provisions of the Workers'
Compensation Law.
     5. NON-DISCRIMINATION REQUIREMENTS. The contractor will not discriminate against any employee or applicant for employment because of race, creed, color, sex, national origin, age, disability or marital status. Furthermore, in accordance with Section 220-e of the Labor Law, if this is a contract for the construction, alteration or repair of any public building or public work or for the manufacture, sale or distribution of materials, equipment or supplies, and to the extent that this contract shall be performed within the State of New York, contractor agrees that neither it nor its subcontractors shall, by reason of race, creed, color, disability, sex or national origin: (a) discriminate in hiring against any New York State citizen who is qualified and available to perform the work; or (b) discriminate against or intimidate any employee hired for the performance of work under this contract. Contractor is subject to the sanctions of Section 220-e for any violation thereof, including possible termination of this contract and forfeiture of all moneys due hereunder for a second or subsequent violation.

     6. WAGE AND HOURS PROVISIONS. If this is a public work contract covered by Article 8 of the Labor Law or a building service contract covered by Article 9 thereof, neither contractor's employees nor the employees of its subcontractors may be required or permitted to work more than the number of hours or days stated therein, except as otherwise provided in the Labor Law. Furthermore, contractor and its subcontractors must pay at least the prevailing wage rate, as determined by the State Labor Department in accordance with the Labor Law.
     7. NON-COLLUSIVE BIDDING REQUIREMENT. In accordance with Section 139-d of the State Finance Law, if this contract was awarded based upon the submission of bids, contractor warrants, under penalty of perjury, that its bid was arrived at independently and without collusion aimed at restricting competition. Contractor further warrants that an authorized and responsible person has executed and delivered to the State a non-collusive bidding certification on contractor's behalf.
          8.INTERNATIONAL BOYCOTT PROHIBITION. In accordance with Section

220-f of the Labor Law and Section 139-h of the State Finance Law, if this contractexceeds the statutory amount in Section 139-h of the State Finance

Law, thecontractor agrees, as a material condition of the contract, that neither the contractor nor any substantially owned or affiliated person, firm, partnership or corporation has participated, is participating, or shall participate in an international boycott in violation of federal laws or regulations thereunder. If such contractor, or any of the aforesaid affiliates or contractor, is convicted or is otherwise found to have violated said laws or regulations upon the final determination of the United States Commerce Department or any other appropriate agency of the United States subsequent to the contract's execution, such contract, amendment or modification thereto shall be rendered forfeit and void. The contractor shall so notify the State Comptroller within five (5) business days of such conviction, determination or disposition of appeal (2 NYCRR 105.4).
     9. SET-OFF RIGHTS. The State shall have all of its common law rights of set-off. These rights and powers shall include, but not be limited to, the
State's option to withhold for the purposes of set-off any moneys due to the contractor under this contract up to any amounts due and owing to the State with regard to this contract, any other contract with any State department or agency, including any contract for a term commencing prior to the term of this contract, or amounts due and owing to the State for any other reason.
     10. RECORD-KEEPING REQUIREMENT. The contractor shall maintain accurate books, records, documents, accounts and other evidence directly pertinent to performance under this contract for a period of six (6) years following the termination of this contract and any extensions thereto. The State Comptroller and Attorney General or any other person or entity authorized to conduct an examination, as well as the agency or agencies involved in this contract, shall have access to such records during the contract term, extensions thereof and said six (6) year period thereafter for the purposes of inspection, auditing and copying.

     11. CONFLICTING TERMS. In the event of a conflict between the terms of the contract and the terms of this Appendix A, the terms of this Appendix A shall control.
     12. GOVERNING LAW. This contract shall be governed by the laws of the
State of New York.
     13. LATE PAYMENT. Timeliness of payment and any interest to be paid to contractor for late payment shall be governed by Article XI-A of the State Finance Law.
     14. NO ARBITRATION. Disputes involving the breach or alleged breach of this contract may not be submitted to binding arbitration (except where statutorily authorized) but must, instead, be heard in a court of competent jurisdiction of the State of New York.


Signature of Contractor
or Contractor's Authorized
Representative

Printed or Typed Name

Thomas Kennedy
Title

Date

                                                       APPENDIX B

Construction by Lessee

1The Lessee agrees to construct on the space shown on Exhibits B-1 and B-2 the following facilities;

1.approximately 57,200 square feet of light industrial space; and

1.paving to accommodate auto and over the road truck parking spaces,

1.together with the grading of the ground area contained within the Space and the installation on or in the Space of such utilities as may be appropriate or necessary for the utilization of the Space for the purposes the Lessee is permitted to use the same.

2 Prior to the commencement of construction of the facilities set forth in
     Section 1 above, or any part thereof, Lessee shall submit to the Department complete plans and specifications for such proposed construction within 90 days of the effective date of this Agreement. Such plans and specifications shall be signed and sealed by a registered
     architect or a professional engineer licensed to practice in the State of New York.

3 The Department may refuse to grant approval if, in its reasonable opinion, the proposed facilities as laid out and indicated by the Lessee on such plans or constructed according to such plans and specifications:

3.1 will be structurally unsound or unsafe or hazardous for human occupancy or improper for the use and occupancy for which it is designed;

3.2 will not comply with all the requirements of this Agreement;

3.3 will be in violation of any State code, OSHA-70, the National Electric Code or any other law, ordinance of regulation of any governmental authority having jurisdiction over the Airport;

3.4 will not be at locations or not be oriented in accordance with the approved comprehensive plans for the Park.

4.Upon approval of such plans and specifications by the Department the Lessee shall proceed expeditiously and with all reasonable diligence to construct, at its own cost and expense, the facilities in accordance with such approved plans and specifications and complete the facilities in accordance with the time limit set forth above.

4.1The Lessee or the Lessee's construction contractor shall furnish the Department Letters of Credit in a sum equal to the estimated cost of construction, in a form and with sureties satisfactory to the Department, for the faithful performance by the Lessee of its construction obligations contained in this Agreement and for the guarantee of payment of all claims of materialmen, workmen and subcontractors. The Lessee shall deliver such Letters of Credit to the Department prior to commencement of construction or within (30) days after the award by Lessee of construction contract or contracts, which ever occurs first.

5.All construction work shall be done in accordance with the following terms and conditions:

5.1The Lessee hereby assumes the risk of loss or damage to all of the construction work prior to the completion thereof and the risk of loss or damage to all property of the Department arising out of or in connection with the performance of the construction work. In the event of such loss or damage, the Lessee shall forthwith repair, replace and made good the construction work and the property of the Department without cost or expense to the Department.

5.2 The Lessee shall itself and shall also require its contractors to indemnify and hold harmless the Department, the Park Manager, and their officers, agents and employees from and against all claims and demands, just or unjust, of third persons (including employees, officers, and agents of the Department) arising or alleged to arise out of the performance of the construction work and for all expenses, (whether or not such claims, demands, causes of action, liabilities etc, are made
or
     asserted before or after termination or expiration of this agreement) incurred by it and by them in the defense, settlement or satisfaction thereof, including without limitation thereto, claims and demands for death, for personal injury or for property damage, direct or consequential, (to include reasonable attorneys and other professional fees) whether they arise out of or from the acts or omissions of the Lessee, of any contractors of the Lessee, of the Department or of third person, or from acts of God or of the public enemy, or otherwise excepting only claims and demands which result solely from negligent acts done by the Department, its subsidiaries, its officers, agents and employees subsequent to the commencement of the construction work.

5.3 The Lessee shall furnish a project manager during the construction period with whom the Department may communicate at all times.

5.4 The Department shall have the right, through its duly designated representatives, to inspect the construction work and the plans and specifications thereof, at any and all reasonable times during the progress thereof and from time to time, in its discretion, to take samples and perform testing on any part of the construction work, but the taking of samples and testing shall be conducted so as to minimize interference with the construction work. If such minimization of impact can be accomplished without diminishing the effectiveness of accuracy of
     the samples and or tests.

5.5 The Lessee agrees that it shall deliver to the Department "as-built" drawings (capable of being reproduced) of the construction work and shall during the term of this Agreement keep said drawings current showing thereon any changes or modifications which may be made. (No changes or modifications to be made without the Department's consent not to be unreasonably withheld or delayed.)

5.6 The Lessee shall pay or cause to be paid all claims lawfully made against it by its contractors, subcontractors, materialmen and workmen, and all claims lawfully made against it by other third persons arising out of or in connection with or because of the performance of the construction work, and shall cause its contractors and subcontractors to
     pay all such claims lawfully made against them, provided, however, that nothing herein contained shall be construed to limit the right of the Lessee to contest any claim of a contractor, subcontractor, materialman,
     workman and/or other person and no such claim shall be considered to be an obligation of the Lessee within the meaning of this Section unless and until the same shall have been finally adjudicated. The Lessee shall use its best efforts to resolve any such claims and shall keep the
     Department fully informed of its actions with respect thereto.

5.7 The Lessee shall procure and maintain comprehensive general liability insurance, including automotive, with a contractual liability endorsement covering the obligations assumed by the Lessee in Section
     5.2 of this Appendix, which shall be in addition to all policies of insurance otherwise required under this Agreement or the Lessee may provide such insurance by requiring each contractor engaged by it for the construction work to procure and maintain such insurance including such contractual liability endorsement, said insurance not to contain any care, custody or control exclusions, any exclusion for explosions, collapses or damage to bodily injury to or sickness, disease, or death of any employee of the Lessee or of any of its contractors which would conflict with or in anyway impair coverage under the contractual liability endorsement. Said insurance shall name the Department, the Park Manager and their agents as an additional insureds and be in not less than the following amounts:

     (i)Bodily Injury Liability:

          For injury to or wrongful death

    to one person     $1,000,000

    For injury or wrongful death or
    more than one person for any
    one occurrence    $5,000,000

    Aggregate Products Completed
    Operations  $39000,000

     (ii)Property Damage Liability:

          For all damages arising out of
          injury to or destruction of property
          in any one occurrence  $3,000,000

          Aggregate Products Completed
          Operations  $3,000,000

    Aggregate Operations    $3,000,000
    Aggregate Productive    $3,000,000
    Aggregate Contractual   $3,000,000

     The insurance required hereunder shall be maintained in effect during the performance of the construction work. A certified copy of each of the policies or a certificate or certificates evidencing the existence thereof, or binders, shall be delivered to the Department at least fifteen (15) days prior to the commencement of any work. In the event any binder is delivered, it shall be replaced within thirty (30) days by a certified copy of the policy or a certificate. Each such copy or certificate shall contain a valid provision or endorsement that the policy certificate shall contain a valid provision or endorsement that the policy may not be canceled, terminated, changed or modified without giving thirty (30) days' written advance notice thereof to the Department.

5.8 The Lessee shall procure and maintain or cause to be procured and maintained Builder's Risk Completed Value Insurance covering the construction work during the performance thereof including material delivered to the construction site but not attached to the realty in an amount and form satisfactory to the Department. Such insurance shall name the Department, the Lessee and its contractors and subcontractors as additional assureds and such policy shall provide that the loss shall
     be adjusted with and payable to the Lessee. Such proceeds shall be used by the Lessee for the repair, replacement or rebuilding of the construction work. The policies or certificates representing this insurance shall be delivered by the Lessee to the Department prior to the commencement of construction and each policy or certificate delivered shall bear the endorsement of or be accompanied by evidence of
     payment of the premium thereon and, also, a valid provision obligating the insurance company to furnish the Department fifteen (15) days' advance notice of the cancellation, termination, change or modification of the insurance evidenced by said policy or certificate.

5.9 Nothing contained herein shall grant or be deemed to grant to any contractor, architect, supplier, subcontractor or any other person engaged by the Lessee of any of its contractors in the performance of any part of the construction work any right of action or claim against the Department, its officers, agents and employees with respect to any work any of them may do in connection with the construction work.

5.10 Nothing contained herein shall create or be deemed to create any relationship between the Department and any such contractor, architect, supplier, subcontractor or any other person engaged by the Lessee or any
     of its contractors in the performance of any part of the construction work and the Department shall not be responsible to any of the foregoing
     for any payments due or alleged to be due thereto for any work performed or materials purchased on connection with the construction work.

5.11 When the construction work is substantially completed and is ready for use by the Lessee, the Lessee shall advise the Department to such effect
     and shall deliver to the Department a certificate of completion by a registered architect or professional engineer licensed to practice in the State of New York certifying that such construction work has been constructed in accordance with the approved plans and specifications
and
     the provisions of this Agreement and in compliance with all applicable laws, ordinances and governmental rules, regulations and orders. All risks thereafter with respect to the construction and installation of the same and any liability therefor for negligence or other reason shall
     be borne by the Lessee.

     The Lessee shall not use or permit the use of the construction work for the purposes set forth in this Agreement until such certificate is received by the Department. The date of delivery of the certificate to the Department shall constitute the Completion Date for the purposes of this Agreement.

            Exhibits B-I And B-2




             LESSEE'S SITE PLANS

     Annexed hereto as separate documents are Lessee's site plans SP-1, dated
November 10, 1987 and revised February 3, 1988, and SP-2 dated November 10, 1987 and revised February 9, 1988, both of which are initialed by the Department and Lessee.

                  Exhibit C


  NON-DISTURBANCE AND ATTORNMENT AGREEMENT


     THIS AGREEMENT, dated as of the day of
among THE STATE OF NEW YORK acting by and through it's Department of Transportation (hereinafter called
"Department"),                                 a New York corporation
(hereinafter called ("Tenant") and (hereinafter called
"Subtenant")

                 WITNESSETH:


     WHEREAS, Department and Tenant have entered into a certain land lease

agreement dated March     , (the "Agreement") covering premises
located in The Industrial Park at Stewart International Airport, Newburgh,
New
York 12550 ("the Premises') as more particularly described in Exhibit "A" attached hereto and made a part hereof; and by and








     WHEREAS, Tenant and Subtenant have entered into a certain sublease

agreement (the "Sublease") dated                  for a portion of the lands
and premises described in Exhibit "A" hereinbefore referred to, said portion being more particularly described in Schedule 8 attached hereto and made a part hereof; and

     WHEREAS, the parties hereto desire to assure Subtenant of continued occupancy of the Premises under the terms of the Sublease, in the event of default in or termination of the Agreement
     NOW, THEREFORE, in consideration of the sum of one dollar ($1.00) by each party in hand paid to the other, the receipt of which is hereby acknowledged and in consideration of the mutual promises and covenants and agreements herein contained, the parties hereto, intending to be legally bound hereby, promise, covenant and agree as follows:
     1.In the event the Department takes possession of the Premises as a result of summary eviction, foreclosure or otherwise, Department agrees not to affector disturb Subtenant's right to possession of the Premises under the Sublease in the exercise of Department's rights under the Lease so long as Subtenant is not in default under any of the terms, covenants, or conditions of the Sublease.
     2.In the event that Department takes possession of the Premises as result of any action or proceeding as set forth above, or otherwise succeeds to the interest of Tenant under the Sublease, Department and Subtenant, after ten (10) days written notice by Department of Subtenant, hereby agree to be bound to one another under all of the terms, covenants and conditions of the Sublease; accordingly; from and after such event, the Department and Subtenant shall have the same remedies against one another for the breach of any agreement contained in the Sublease as Tenant and Subtenant had before the Department succeeded to the interest of Tenant.

     3. All notices given under any of the provisions of this Agreement shall be deemed to have been duly given if mailed by certified mail, return receipt requested, as follows:

     TO DEPARTMENT:





     TO TENANT:





     TO SUBTENANT:




     4. This Agreement represents the entire agreement of the parties hereto. Neither this Agreement nor any term or provision hereof may be changed, waived, discharged, or terminated orally, or in any manner other than by an instrument in writing signed by the party against which the enforcement of the change, waiver, discharge, or termination is sought.

     5. This Agreement shall inure to the benefit of any be binding upon the heirs, personal representatives, successors and assigns of the parties hereto.

SCHEDULE A

     The Lessee agrees to indemnify, save and hold harmless, the Department (its officers, agents, servants and employees) of and from any and all costs, liability, damage and expense (including costs of suit and reasonable expenses of legal services) claimed or recovered, justly or unjustly, falsely, fraudulently or frivolously, by any person, firm or corporation by reason of injury to, or death of, any person or persons, including Department personnel and damage to, destruction or loss of use of any and all property, including Department property, arising from, or resulting from, any operations, works, acts or omissions of Lessee, its agents, servants, employees, contractors, sublessees or tenants. In any case in which such indemnification would violate Sections 5-321.1 or 5-322.1 of the New York General Obligations Law, or any other applicable legal prohibition, the foregoing provisions concerning indemnification shall not be construed to indemnify the Department, its officers, employees or agents for damage arising out of bodily injury to persons or damage to property caused by or resulting from the negligence of the Department, its officer, employees or agents. Upon the filing with the Department by anyone of a claim for damages arising out of incidents for which the Lessee herein agrees to indemnify and hold the Department harmless, the Department shall notify the Lessee of such claim and in the event that the Lessee does not settle or compromise such claim, then the Lessee shall undertake the legal defense of such claim both on behalf of the Lessee and behalf of the Department. It is specifically agreed, however, that the Department at its own cost and expense, may participate in the legal defense of any such claim. Any judgment, final beyond all possibility of appeal, rendered against the Department for any cause for which the Lessee is liable hereunder shall be conclusive against the Lessee as to liability and amount upon the expiration of the time for appeal.
     Lessee shall, at its own cost and expense, take out and maintain such insurance for the term of this Agreement as the Lessee is required under the Workers' Compensation Act; and also take out and maintain such public liability as will protect the Lessee, the Department and its Park Manager from any claims for damage to persons, property, etc., arising out of, occurring or caused by operations under this Agreement by the Lessee or otherwise arising out of this Agreement. The policy will provide the amounts of insurance specified inthis Schedule A. Upon execution of this Agreement, certificates of insurance in form acceptable to the Department should be submitted to the

Department.Each certificate shall have endorsed thereon:

     A clause naming New York State and it's Department of Transportation and the Park Manager (currently Lockheed Air Terminal of New York) as additional insureds under the policies.
     "No cancellation or change in the policy shall become effective until after thirty (30) days notice by registered mail to the Park Manager, 1035 First Street, Stewart International Airport, Newburgh New York 12550."

     Upon failure of Lessee to furnish, deliver and maintain such insurance as above provided, the Department may obtain such insurance and charge Lessee as additional rental, the cost of the insurance plus all appropriate administrative charges and incidental expenses associated with the transaction. Failure of Lessee to take out and/or maintain, or the taking out and/or maintenance or any required insurance shall not relieve Lessee from any liability under this Agreement, nor shall the insurance requirements be construed to conflict with the obligations on Lessee concerning indemnification.
     All required insurance must be in effect and so continue during the life of this Agreement in not less than the following amounts:
     A.Workers' Compensation Unlimited - Statutory - in compliance with the Compensation Law of the State of New York.
     B.General Liability Insurance with a maximum combined single limit of $15,000,000 per occurrence. This insurance shall indicate on the Certificate of Insurance the following coverages:

     1.Premises - Operations
     2.Independent Contractor and Subcontractors
     3.Products and Completed Operations
     4.   Broad Form Contractual

          C.Disability Benefits: The Contractor shall provide proof of compliance with the Disability Benefits Law.

     Location of operation shall be "All locations in Orange County, New
York".

     Nothing herein contained shall prevent the Lessee from taking out any other insurance for protection of its interest which it deems advisable or necessary.

                              EXHIBIT 10.19(a)




























































                              EXHIBIT 10.19(a)






































     ASSIGNMENT AND ASSUMPTION OF LEASE

          FOR VALUE RECEIVED, THE EDGEWATER STEWART COMPANY, a New York General Partnership, having an office at Nettleton Commons, 323 East Willow Street, Syracuse, New York 13203 (the "Assignor") hereby assigns to NEW ENGLAND LAMINATES CO., INC., a New York corporation, with general offices at 3 Elm Street, Walden, New York 12586-1805 (the "Assignee,,) all of Assignor's right, title and interest as Lessee, including all of Assignor's interest in the building and improvements, under a Lease Agreement (the "Lease"), dated February 26, 1988, between THE STATE OF NEW YORK, ACTING BY AND THROUGH ITS DEPARTMENT OF TRANSPORTATION and Assignor, a memorandum of which was recorded in the Orange County Clerk's Office on December 19, 1988 in Liber 3056 of Deeds at page 166.

          Assignee hereby accepts this assignment and assumes all of Assignor's obligations under the Lease.

          IN WITNESS WHEREOF, Assignor and Assignee have executed this instrument as of February 6, 1995.

                              THE EDGEWATER STEWART COMPANY


                              By:
                                   Donald F. Moore
                                   General Partner

                              NEW ENGLAND LAMINATES CO., INC.

                              By:
                                   John Jongebloed
                                   Vice President

RECORD AND RETURN TO:

David Gubits, Esq.
Jacobowitz and Gubits
168 Orange Avenue
Post Office Box 367
Walden, New York 12586-0367

STATE OF NEW YORK

                            ) SS.:

COUNTY OF ONONDAGA )

          On the 16th day of February, 1995, before me personally came Donald F. Moore, to me known, who, being by me duly sworn, did depose and say that he is a general partner in the firm of THE EDGEWATER STEWART COMPANY, that he had the authority to sign this instrument and that he did duly acknowledge to me that he executed the same as the act and deed of THE EDGEWATER STEWART COMPANY, for the uses and purposes mentioned therein.



                                          Notary Public

                                          GAIL D. GRYGIEL

                                   Notary Public, State of New York
                                   Qualified in Onondaga County
                                   No. 4914538
                                   Commission Expires Dec. 21, 1995

    STATE OF NEW YORK   )
                         )   SS.:
          COUNTY OF ORANGE


    On the 17th day of February, 1995, before me personally came John Jongebloed, to me known, who, being by me duly sworn, did depose and say that he resides in 12 Walnut Court, New City, NY 10950 that he is the Vice President of NEW ENGLAND LAMINATES CO., INC., the corporation described in and which executed the above instrument; and that he signed his name thereby by order of the Board of Directors of said corporation.


                                     Notary Public


                                     DAVID B. GUBITS 1596925

                                     Notary Public. State of New York
                                     Qualified in Rockland County
                                     Commission Expires November 30,1995







































                              EXHIBIT 10.19(b)






































             LEASE AMENDMENT #1
                   BETWEEN
             THE NEW YORK STATE
        DEPARTMENT OF TRANSPORTATION
                     AND
       NEW ENGLAND LAMINATES CO., INC.
             LEASE AMENDMENT #1

This Amendment #1, dated February 17, 1995 ("Lease Amendment #1), to Lease Contract #17000 L10046R (the "Agreement") entered into the 26th day of February, 1988 by and between:

     THE STATE OF NEW YORK ACTING BY AND THROUGH ITS
DEPARTMENT OF TRANSPORTATION, having offices at 1220
Washington Avenue, Albany, New York 12232, hereinafter referred to as the "Department", and NEW ENGLAND
LAMINATES CO., INC., a New York corporation, having its office at 3 Elm Street, Walden, New York 12586-1805, hereinafter referred to as the "Lessee". Lessee's
Employer Identification Number is 06-0697511.

              WITNESSETH THAT:

WHEREAS, the Department is the owner of the Premises Known as Stewart International Airport Industrial Park located in the Town of New Windsor, New York and presently comprising approximately 8,000 acres, and wherever "Park" is used in this Lease it shall be construed to mean the Industrial Park as it may be expanded from time to time; and

WHEREAS, the Department and The Edgewater Stewart Company
("Original Lessee") mutually entered into the Agreement in February
1988; and

WHEREAS, pursuant to a Consent Agreement of even date herewith, attached as "Exhibit B", the Department has approved an assignment by Original Lessee to NEW ENGLAND LAMINATES CO., INC., Lessee, of all of the obligations, right, title and interest in the Agreement; and

WHEREAS, the Department and Lessee in consideration of this assignment and other mutually beneficial consideration desire to amend the Agreement.

NOW, THEREFORE, in consideration of the foregoing and of the mutual covenants and conditions herein contained, the Agreement is amended as follows:

1.ARTICLE 2, LEASED PREMISES
     Delete Sections 2.4, 2.6 and 2.6.1.

2.ARTICLE 3, USE OF LEASED PREMISES
     Replace Section 3.1 in its entirety with the following language:








   3.1 The Lessee shall occupy and use the Leased Premises for the purpose of manufacturing and distribution of electronic components. Nothing herein shall be construed to prevent Lessee from using these Leased Premises for any other lawful purposes consistent with the provisions of this Agreement and the Park's current Performance and Development Standards, with the prior approval of the Department, which approval shall not be unreasonably withheld.

3.ARTICLE 4, RENTAL

     a)Replace Section 4.1.2 in its entirety with the following language:

          4.1.2 Commencing on the date of assignment of the Agreement pursuant to the Consent Agreement and ending
September 30, 1998, Lessee shall pay an annual rent of forty-five thousand three hundred fifty dollars and seventy-nine cents ($45,350.79). Notwithstanding the foregoing, during the first eight months after New York
State execution of this Lease Amendment #1, the Department will abate the Rent amount each month by $3779.23, which amount over an eight month period will equal $30,233.84 in consideration of an upgrade by Assignee of the Facility.


     b)Replace Section 4.3 in its entirety with the following language:

          4.3 Assignee shall submit to the Department plans and specifications for any construction, alterations or changes in accordance with the Department's Tenant
Alteration Application.

     c).Replace Section 4.4 in its entirety with the following language:

          4.4 In accordance with the provisions of Chapter 55 of the New York State Laws of 1992, Section 18 of the State
Finance Law, if any payments shall not be made within thirty (30) days of the due date thereof pursuant to this Agreement, Lessee shall pay a late payment charge equivalent to interest on the outstanding balance accruing from the due date and calculated at the underpayment rate set by the New York State Commissioner of Taxation and Finance, or ten dollars ($10), whichever is greater. Should Department need to prosecute collection of rent or additional rent due under this Agreement by reason of any such amount, or interest thereon, unpaid in excess of 90 days from the due date thereof, Lessee shall pay Department collection costs
(inclusive of allocable personnel and/or contractor costs) for collection of such arrears up to 22 percent of the amount owed together with interest thereon, as additional rent.

     c)Replace Sections 4.5 in its entirety with the following language:


          4.5 In addition to any other damage provisions herein, if Lessee defaults under this Agreement and Lease Amendment
#l prior to March 1, 1997 with respect to the payment of Rent, Lessee shall owe the Department the full amount of the rent abatement ($30,233.84) set forth in Article
4.1.2 above.


4.ARTICLE 5, ACCEPTANCE, CARE, MAINTENANCE, IMPROVEMENTS AND
     REPAIR

     a)Replace Section 5.1 in its entirety with the following language:

          5.1 Lessee warrants that it has inspected and studied the Leased Premises and takes the Leased Premises as documented in the First Study.

     b)Replace Section 5.1.2 in its entirety with the following language:

          5.1.2 Except as may otherwise be provided for herein, the Department shall not be required to maintain nor to make any improvements, repairs or restoration upon or to the Leased Premises or to any of the Leased Premises. The
Department shall not have any obligation to repair, maintain or restore any improvements upon the Leased
Premises.

     C) Delete the following sections in their entirety: 5.1.1, 5.1.2, 5.1.3 and 5.1.6.

     d) Delete the following first sentence in Section 5.1.5: "The Department will facilitate environmental approvals as necessary or appropriate for the construction and operation of the project described herein."


5.ARTICLE 6, ADDITIONAL OBLIGATIONS OF LESSEE

     a)Add a new Section 6.12 as follows:

          6.12     The Lessee will comply with all of the
following Environmental Provisions:



          6.12.1 Definitions. - For the purposes of this section, the following terms shall have the following meanings:

Environmental Condition - Environmental Condition means any pollutants, contaminants, petroleum, crude oil, hazardous wastes, radioactive materials or any other substances, the use and/or the removal of which is required or the use of which is restricted, prohibited or unlawful by any "Environmental Law".






Environmental Law - Environmental Law means any Federal,
State or local statute, ordinance, regulation or other law of a governmental authority relating to pollution or protection of the environment or the regulation of the storage facilities or handling of contaminants or other materials which may be harmful to the environment.

Hazardous Material - Hazardous Material means hazardous materials defined by 40 CFR Part 300.5.

Person - Person means person defined by 40 CFR 300-5.

Responsible Party - Responsible Party means responsible party defined by 6 NYCRR 375.

6.12.2     The Lessee accepts possession of the Leased
Premises "as is" in its present condition. Such condition having been inspected, documented and certified by the Lessee in an environmental baseline study attached as Exhibit D (hereinafter "First Study"), prior to assuming occupancy of the Leased Premises. The scope of services for the First Study has been agreed to by both the Lessee and Department.

6.12.3 Upon the expiration or earlier termination of the Lease, Department will conduct an environmental baseline study (the "Second Study") at its sole expense.
The same scope of services as used in the First Study shall serve for the purposes of the initial scope of services for the Second Study.

6.12.4 If the findings of the Second Study do not match the findings of the First Study conducted and these differences are attributable to activity or operations of Lessee, then the Lessee shall be liable for, and be required to undertake, at its sole cost and expense, all remedial actions necessary to assure that the results of the Second Study meet and come up to the standards of the results of the First Study. Lessee shall return the Leased Premises to Department in the same Environmental
Condition, or better, as when Department provided it to the Lessee, unless differences in the Environmental
Condition are not attributable to activity or operations of Lessee. In the event that hazardous material is found on or under the Leased Premises and it is determined that such hazardous material existed prior to Lessee's assumption of the Agreement, the Department accepts responsibility for such hazardous material to the extent that it is determined to be the responsibility of the Department and not the responsibility of other third parties, as determined by law.

6.12.5 Both the First Study and Second Study shall, at a minimum, address the presence, or lack thereof, of any adverse Environmental Conditions on or under the Leased
Premises including the presence of any Hazardous
Material.





6.12.6 In the event the Lessee creates or discovers at any time whatsoever, any adverse Environmental
Condition, or Hazardous Material, on the Leased Premises or uses any hazardous material, it will promptly notify the Department in writing and comply with all directives of the Department not otherwise inconsistent with other provisions of this Agreement.

6.12.7 The Lessee shall be considered the "generator" of all adverse Environmental Conditions or Hazardous
Waste upon the Leased Premises (as well as any premises to which the contamination has migrated) determined to be present at the completion of the Second Study that were not identified upon completion of the First Study that are attributable to activity or operations of Lessee.
Lessee shall be responsible for removing all such contamination on the Leased Premises and on any premises to which it has migrated. Throughout the term of this Agreement, the Lessee shall perform the duties and responsibilities of the "generator" in compliance with all applicable laws and regulations, including (without limitation) identifying, packaging, manifesting, reporting, recordkeeping, handling, transporting and disposing of all hazardous and non-hazardous liquid or solid wastes generated by the Lessee, its tenant(s), successors) , assignee(s) , guest(s) or patron(s) , within the Leased Premises. Lessee shall provide Department with copies of all documentation in support of actions taken in compliance with this Section.

6.12.8     As generator" of any environmental
contamination, accidental or otherwise, the Lessee shall undertake immediate containment efforts to minimize damage to the environment. In addition, the Lessee will immediately notify the Department of such spill or contamination and remove all contamination from both the Leased Premises as well as any property the contamination may migrate to. Lessee shall provide a written report to the Department explaining the cause, location, time and extent of such spill(s) or contamination.

      6.12.9 In addition to compliance with Article 14, Lessee shall conduct its operations and operate, use and maintain the Leased Premises in such manner that there will be at all times a practicable minimum of air pollution, water pollution, or any other type of pollution arising out of, relating to, or resulting from the operation, use or maintenance of the Leased Premises.

     6.12.10     Lessee shall not perform any repair or
alterations to the Leased Premises that might disturb any existing environmental condition prior to obtaining the written approval of the Department, which approval shall not be unreasonably withheld.

     6.12.11 Lessee shall provide the Department with a copy of any and all reports on Environmental Conditions on the Leased Premises, including the results of any laboratory analysis that may be performed.

     6.12.12 The Lessee shall be responsible to obtain all certificates, permits, licenses, approvals, or authorizations required by any Environmental Law for the construction, installation, or operation of all facilities on the Leased Premises. A copy of all such certificates, approvals or authorizations shall be provided to Department.

     6.12.13 Lessee shall become a "co-permittee" upon the Department's request for any environmental permit required by Lessee's use of the Leased Premises.

     6.12.14 Lessee acknowledges it is in possession of the Stewart Industrial Park Final Environmental Impact
Statement and, in addition to any other obligations herein, agrees to conduct its activities in a manner consistent therein.

b).  Add a new Section 6.13 as follows:

     Lessee shall, at Department's request, provide Department or any of its duly authorized representatives, at any reasonable time and at its own expense, access to and the right to examine any books, documents, papers and records of Lessee pertinent to this Agreement.

c)  Add a new section 6.14 as follows:

    Lessee shall obtain the Department's prior written approval before modifying or installing any floor or shop drain systems, which approval shall not be unreasonably withheld.



     d)   Add a new section 6.15 as follows:

          For purposes of Section 6.12, "Lessee" shall mean New
England Laminates Co., Inc.


6.  ARTICLE 11, ASSIGNMENT AND SUBLEASE

     a) Delete Section 11.9.


7.  ARTICLE 18, SURRENDER AND RIGHT OF RE-ENTRY

     a) Add a new section 18.2 as follows:

          18.2 In addition to the obligations of 18.1, Lessee shall restore the floor to its original condition as it was as of December 1, 1994 and prior to the placement of its machinery and restore any other changes made on or after December 1, 1994 and prior to the expiration of the Agreement, at the Department's option.

9.  ARTICLE 22, NOTICES

     Substitute a new address for Lessee in Section 22.2 in lieu of the address for Lessee as follows:

     New England Laminates Co., Inc.
     3 Elm Street
     Walden, New York 14402
     Attention: General Manager

     Park Electrochemical Corp.
     5 Dakota Drive
     Lake Success, New York 11042
     Attention: General Counsel

10.ARTICLE 27, ENTIRE AGREEMENT

     a) Delete Section 27.1 and substitute the following:

          27.1 This Agreement consists of Articles 1 to 27 inclusive, and Article AA, Appendix A and Exhibits A, B,
B-1, B-2, C and D and Schedule A.

          CERTIFICATE OF AUTHORITY


    I, Alan R. Lesh, certify that I am the Secretary of New England Laminates Co., Inc. ("NELCO"), a corporation duly organized and in good standing under the New York Business Corporaiton Law named in the foregoing agreement; that Allen Levine who signed said agreement on behalf Of NELCO was, at the time of execution, a Vice President of NELCO, that said agreement was duly signed for and in behalf of said NELCO by authority of its Board of Directors, thereunto duly authorized, and that such authority is in full force and effect at the date hereof.


                                   (CORPORATE SEAL)



                                   /s/ Alan R. Lesh





STATE OF New York
                         ss.:
Nassau COUNTY



     On this 16thday of February, 1995 before me personally came
Alan R. Lesh to me known, and known to me to be the Secretary of New England Laminates, the corporation described in and which executed the above certificate, who being by me duly sworn did depose and say that he, the said Alan R. Lesh resides at 2578 East 2nd Street, Brooklyn, New York 11223 that he is the Secretary of said corporation and knows the corporate seal of the said corporation; that the seal affixed to the above certificate in such corporate seal and that it was so affixed by order of the Board of Directors of said corporation, and that he signed his/her name thereto by like order.

                                     ________________________
                                     Notary Public Nassau County









































                                EXHBIT 11.01







































                                EXHIBIT NO. 11.01


                           PARK ELECTROCHEMICAL CORP.

                                AND SUBSIDIARIES

             COMPUTATION OF FULLY-DILUTED EARNINGS PER COMMON SHARE
                      (In thousands, except per share data)


                                                    Fiscal year ended
                                                  1995      1994      1993
ADJUSTMENT OF NET EARNINGS:
Net earnings                                   $17,345    $8,062    $2,265

  Adjustments resulting from assumed
   conversion of 7.25% convertible
   subordinated debentures:
     Reduction of interest expense
      and amortization of deferred
      debt financing costs                         389     2,476     2,481
     Related tax effect on above                  (136)     (867)     (844)
     Net earnings as adjusted                  $17,598    $9,671    $3,902

ADJUSTMENT OF WEIGHTED AVERAGE
 NUMBER OF COMMON SHARES OUT-
 STANDING:

  Weighted average number of
   common shares outstanding                     5,429     3,993     4,534
  Add weighted average shares
   assumed to be issued upon:
   Conversion of convertible
    subordinated debentures                        252     1,610     1,613
   Exercise of stock options                       104       124

  Adjusted weighted average number
   of common shares outstanding
   during the period                             5,785     5,727     6,141

NET EARNINGS PER SHARE FULLY-DILUTED           $  3.04    $ 1.69    $  .63*



_____________________________________


  *Calculations of fully diluted earnings per share for the fiscal year ended February 28, 1993 is antidilutive. Accordingly, the Consolidated Statement of Earnings reflects the primary earnings per share of $.50 for the 1993 fiscal year.






























                                EXHIBIT 22.01








































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


























                                EXHIBIT 24.01














































INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in the Registration Statement Nos. 33-3777, 33-16650, 33-55383 and 33-63956 on Form S-8 of our report dated April 17, 1995, with respect to the consolidated financial statements and schedules of Park Electrochemical Corp. included in the Annual Report on Form 10-K of Park Electrochemical Corp. for the fiscal year ended February 26, 1995.



ERNST & YOUNG LLP


New York, New York
May 24, 1995












































                                EXHIBIT 24.02




































INDEPENDENT AUDITORS' CONSENT



We consent to the incorporation by reference in the Registration Statements Nos. 33-3777, 33-16650, 33-63956 and 33-55383 of Park Electrochemical Corp.
on Form S-8 of our report dated May 7, 1993 (October 8, 1993 as to Note 14) (which contains an explanatory paragraph relating to a restatement) appearing in this Annual Report on Form 10-K of Park Electrochemical Corp. for the fiscal year ended February 26, 1995.




DELOITTE & TOUCHE LLP


New York, New York
May 23, 1995










































                                EXHIBIT 24.03



































CONSENT OF INDEPENDENT AUDITORS



We consent to the incorporation by reference in the Registration Statements Nos. 33-3777, 33-16650, 33-63956 and 33-55383 of Park Electrochemical Corp.
on Form S-8 of our reports dated May 1, 1993 relating to the financial statements of New England Laminates (UK) Limited, Technocharge Limited and Tweedbank PCB Supplies Limited, wholly owned subsidiaries of Park Electrochemical Corp. (the "Company") which reports are contained in the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1995.





ARTHUR ANDERSEN
Chartered Accountants and Registered Auditors
Manchester, England


May 1, 1995