Form 10-Q
period 1995-05-28
PARK ELECTROCHEMICAL CORP
filed 1995-07-11
CIK 76267

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 F O R M  10-Q


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 28, 1995

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ___________________

                    Commission file number      1-4415

                          PARK ELECTROCHEMICAL CORP.
          ----------------------------------------------------------
          (Exact name of registrant as specified in its charter)

          New York                                            11-1734643
- -------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

   5 Dakota Drive, Lake Success, N.Y.                            11042
- -------------------------------------                          ----------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code  (516) 354-4100

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


                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,736,963 as of July 7, 1995.

                          PARK ELECTROCHEMICAL CORP.
                               AND SUBSIDIARIES




                                   I N D E X


                                                                    Page
                                                                   Number
                                                                   ------
PART I.     FINANCIAL INFORMATION:

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
             May 28, 1995 (Unaudited) and
             February 26, 1995 ..................................     3

            Consolidated Statements of Earnings
             13 weeks ended May 28, 1995 and
             May 29, 1994 (Unaudited)............................     4

            Consolidated Statements of Cash Flows
             13 weeks ended May 28, 1995 and
             May 29, 1994 (Unaudited)............................     5

            Notes to Condensed Consolidated Financial
             Statements (Unaudited) .............................     6

   Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations .........................................     7


PART II.    OTHER INFORMATION:

   Item 1.  Legal Proceedings ...................................     9

   Item 6.  Exhibits and Reports on Form 8-K ....................     9


SIGNATURES  .....................................................    10

                         PARK ELECTROCHEMICAL CORP.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands)
                                                  May 28,        February 26,
                                                   1995              1995
ASSETS                                          (Unaudited)           *

  Cash and cash equivalents                      $ 32,849         $ 30,803

  Marketable securities                            16,076           15,107

  Accounts receivable, net                         37,381           33,172

  Inventories (Note 2)                             18,317           16,181

  Prepaid expenses & other current assets           3,547            3,057
                                                 --------          -------
     TOTAL CURRENT ASSETS                         108,170           98,320

  Property, plant and equipment, net               66,093           61,427

  Other assets                                      2,129            2,304
                                                 --------         --------
                                                 $176,392         $162,051
                                                 ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

  Accounts payable                               $ 32,087         $ 24,616

  Accrued liabilities                              14,089           15,844

  Income taxes payable                              5,385            2,825
                                                 --------         --------
     TOTAL CURRENT LIABILITIES                     51,561           43,285

  Long-term debt (Note 3)                             -                 23

  Deferred income taxes                             5,338            5,243

  Deferred pension liability                        1,452            1,452

  Stockholders' Equity (Note 3):
   Common stock                                       679              679
   Other stockholders' equity                     117,362          111,369
                                                 --------         --------
     TOTAL STOCKHOLDERS' EQUITY                   118,041          112,048
                                                 --------         --------
                                                 $176,392         $162,051
                                                 ========         ========


*The Balance Sheet at February 26, 1995 has been taken from the audited financial statements at that date, and condensed.

                         PARK ELECTROCHEMICAL CORP.
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF EARNINGS
            (Unaudited - in thousands, except per share data)
                                                        13 Weeks Ended
                                                 -------------------------
                                                  May 28,          May 29,
                                                   1995             1994

Net sales                                        $75,412          $62,769
                                                 --------         --------

Costs and expenses:
  Cost of sales                                   57,695           49,522
  Selling, general and administrative              8,857            7,471
                                                 --------         --------

       Total costs and expenses                   66,552           56,993
                                                 --------         --------

Operating profit                                   8,860            5,776
                                                 --------         --------

Other income (expense):
  Interest expense                                   -               (412)
  Other income, net                                  568              462
                                                 --------         --------

       Total other income                            568               50
                                                 --------         --------

Earnings before income tax provision               9,428            5,826

Income tax provision                               3,404            2,156
                                                 --------         --------

NET EARNINGS                                     $ 6,024          $ 3,670
                                                 ========         ========


Net earnings per common share:
  Primary                                        $  1.03          $   .78
  Fully diluted                                  $  1.03          $   .68

Dividends per common share                       $   .12          $   .08


Weighted average number of common
shares outstanding:

  Primary                                          5,854            4,708
  Fully diluted                                    5,854            5,732



                              PARK ELECTROCHEMICAL CORP.
                                   AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited - in thousands)
                                                           13 weeks ended
                                                       ----------------------
                                                        May 28,       May 29,
                                                         1995          1994
NET CASH PROVIDED BY OPERATING ACTIVITIES:             $10,027       $ 7,155
                                                       --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and
  equipment, net                                        (6,489)       (3,484)
 Purchases of marketable securities                     (2,968)       (8,017)
 Proceeds from sales of marketable
  securities                                             1,999        13,841
                                                       --------      --------
  Net cash (used in) provided by
  investing activities                                  (7,458)        2,340
                                                       --------      --------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Net payments of short term debt                           -             (57)
 Dividends paid                                           (688)         (406)
 Proceeds from exercise of stock options                   122           283
 Debt conversion costs and other                           -            (101)
                                                       --------      --------
  Net cash used in financing activities                   (566)         (281)
                                                       --------      --------


INCREASE IN CASH AND CASH EQUIVALENTS
 BEFORE EXCHANGE RATE CHANGES                            2,003         9,214
EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS                                       43          (100)
                                                       --------      --------

INCREASE IN CASH AND CASH EQUIVALENTS                    2,046         9,114
CASH AND CASH EQUIVALENTS BEGINNING OF
 PERIOD                                                 30,803        14,135
                                                       --------      --------
CASH AND CASH EQUIVALENTS END OF PERIOD                $32,849       $23,249
                                                       ========      ========


SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                           $   -         $    24
    Income taxes                                       $   421       $ 1,132


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


                          PARK ELECTROCHEMICAL CORP.
                               AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of May 28, 1995, the consolidated statements of earnings for the 13 weeks ended May 28, 1995 and May 29, 1994, and the consolidated statements of cash flows for the 13 week periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at May 28, 1995, and the results of operations and cash flows for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 26, 1995 annual report to stockholders.

2.   INVENTORIES

     Inventories consist of the following:
                                                   (In thousands)
                                             May 28,         February 26,
                                              1995               1995
                                             -------         ------------
          Raw materials                      $ 6,160           $ 5,215
          Work-in-process                      3,321             2,997
          Finished goods                       8,290             7,446
          Manufacturing supplies                 546               523
                                             -------           -------
                                             $18,317           $16,181
                                             =======           =======

3.   SUPPLEMENTARY EARNINGS PER SHARE DATA

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

      During the Company's current fiscal year's first quarter ended May 28, 1995 sales increased 20% to $75,412,000 from $62,769,000 during last year's first quarter. In addition, operating profit increased 53% to $8,860,000 for the current fiscal year's first quarter from $5,776,000 for last year's first quarter. During the current fiscal year's first quarter, the Company's electronics segment accounted for $65,355,000 in sales or 87% of the Company's total sales worldwide. Electronics sales increased 20% during this fiscal year's first quarter from last year's first quarter electronics sales of $54,499,000. The Company's foreign operations, which are dedicated almost exclusively to the electronics segment, accounted for $21,339,000 in sales or 28% of total sales worldwide during the first quarter. Foreign sales during this fiscal year's first quarter increased 47% from last year's first quarter's foreign sales of $14,525,000. The sales of the plumbing and industrial component segment for the current year's first quarter amounted to $10,057,000, or 13% of the Company's total worldwide sales, compared to $8,270,000 for the same period last year. The sales of the plumbing and industrial component segment increased 22% compared to the same period last year.

      The gross profit percentage for the Company's worldwide operations was 23.5% for the current fiscal year's first quarter, as compared to 21.1% for the prior year's first quarter.

      The Company's relatively strong performance during the first quarter was attributable to the reasonably good performance of all of the Company's business units.

      The Company's electronic segment operations were strong in both the U.S. and overseas. Increased volumes and improved efficiencies have been achieved in the Company's electronics operations in the U.S., Europe and South East Asia. Focusing on higher technology, higher margin products has enabled the electronics business to grow its margins in a highly competitive environment and in the face of increased raw material prices. The expansion of the Company's Singapore manufacturing facility was completed and had been in operation for the entire quarter. The Company is currently in the process of expanding its facilities in Arizona and New York. These expansions will both be completed during the current fiscal year.

      The Company's plumbing and industrial components segment experienced improved performance compared to the same period last year. The plumbing and industrial components segment is comprised of the Company's plumbing hardware, advanced composite and industrial adhesive tape business units. The Company's advanced composite business, which performed reasonably during the first quarter, continued to aggressively pursue new products and new markets. The Company's industrial adhesive tape business was strong during the first quarter. The Company's plumbing business performed reasonably during the first quarter.

      Selling, general and administrative expenses, measured as a percentage of sales, were 11.7% during the current fiscal year's first quarter, as compared to 11.9% during the prior year's first quarter.

      The Company elected to redeem it's 7 1/4% Convertible Debentures during the prior year's first quarter. As a result, interest expense was eliminated for the current fiscal year's first quarter, as compared to $412,000 during the prior year's first quarter. Virtually all of the Debentures outstanding were converted into the Company's common stock.
Those conversions eliminated practically all of the Company's long-term debt. Investment income, which is included in other income, was $568,000 for the current quarter, compared to $323,000 in the prior year's first quarter. This 76% increase in investment income was due to the increase in cash available for investment and the increase in the average rate of interest earned on the Company's investments, compared to the same period last year. The Company's cash reserves continue to be invested primarily in short term taxable instruments and government securities. In the prior year's first quarter, other income of $139,000 arose from the mandatory adoption of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires the revaluation of marketable securities.

      The Company's effective income tax rate for the current fiscal year's first quarter was 36%, compared to 37% for the prior year's first quarter.

      During the current fiscal year's first quarter, the Company's net earnings increased 64% to $6,024,000 from $3,670,000 during the prior year's first quarter. Primary earnings per share increased 32% to $1.03 for the current year's first quarter from $.78 for the prior year's first quarter. Fully diluted earnings per share increased 51% for the current year's first quarter to $1.03 from $.68 for the prior year's first quarter. This increase in net earnings is attributable to the Company's overall improved operating performance and the reduction in interest expense due to the redemption of the Debentures. As a result of the call for redemption mentioned above, $32,835,000 of the Company's Debentures were converted into 1,586,184 shares of the Company's common stock during the prior year's first quarter.

Liquidity and Capital Resources

      At May 28, 1995, the Company's cash and temporary investments amounted to $48,925,000, as compared to $45,910,000 at February 26, 1995, the end of the Company's last fiscal year. The increase in the Company's cash and investment position is attributable to several factors, including cash generated from operations. The Company's working capital position was $56,609,000 at May 28, 1995, as compared to $55,035,000 at February 26,
1995. The Company's current ratio, or the ratio of current assets to current liabilities, was 2.1 to 1 at May 28, 1995, compared to 2.3 to 1 at February 26, 1995.

      On April 5, 1994, the Company announced that it had elected to redeem its 7 1/4% Convertible Subordinated Debentures on May 31, 1994. In total, $33,381,000 principal amount of Debentures were converted into 1,612,558 shares of the Company's common stock on or before May 27, 1994. As a result, virtually all of the Company's long-term debt was eliminated, along with the debt service costs associated therewith.

      During the current fiscal year's first quarter, the Company generated $10,027,000 of funds from operations and expended $6,489,000 for the purchase of property, plant and equipment. The Company believes its financial resources will be sufficient, for the foreseeable future, to provide for continued investment in property, plant and equipment and for general corporate purposes. Such resources are also available for appropriate acquisitions and other expansions of the Company's business.

                         PARK ELECTROCHEMICAL CORP.
                              AND SUBSIDIARIES




PART II.    OTHER INFORMATION


 Item 1.    Legal Proceedings.

            (a) There are no material pending legal proceedings to which the
                Company is a party or to which any of its properties is subject.

            (b) No material pending legal proceeding was terminated during the fiscal quarter ended May 28, 1995.

 Item 6.    Exhibits and Reports on Form 8-K.

            (a) Exhibits:

                No. 11:  Computation of Fully Diluted Earnings Per Common
                         Share.

            (b) There were no reports on Form 8-K filed during the fiscal quarter ended May 28, 1995.

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




Date:  July 11, 1995                        /s/Jerry Shore
       -------------                        ---------------------------
                                                   Jerry Shore
                                             Chairman of the Board and
                                                     President




Date:  July 11, 1995                        /s/Allen Levine
       -------------                        ---------------------------
                                                   Allen Levine
                                                Vice President and
                                            Principal Financial Officer

                         PARK ELECTROCHEMICAL CORP.
                              AND SUBSIDIARIES

                        Quarterly Report on Form 10-Q
                  for the fiscal quarter ended May 28, 1995





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

                                EXHIBIT NO. 11


                          PARK ELECTROCHEMICAL CORP.
                               AND SUBSIDIARIES

            COMPUTATION OF FULLY DILUTED EARNINGS PER COMMON SHARE
               (Unaudited - in thousands, except per share data)

                                                          13 weeks ended
                                                           May 28, 1995
                                                          --------------

  NET EARNINGS                                               $ 6,024


ADJUSTMENT OF WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:

  Weighted average number of common shares
   outstanding                                                 5,724

  Additional shares assuming conversion of
   stock options                                                 130
                                                              ---------
  Adjusted weighted average number of common
   shares outstanding during the period                        5,854
                                                             ========
  Earnings per share fully diluted                           $  1.03
                                                             ========

































                                     -12-
[ARTICLE] 5
[MULTIPLIER] 1000

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          MAR-03-1996
[PERIOD-END]                               MAY-28-1995
[CASH]                                          32,849
[SECURITIES]                                    16,076
[RECEIVABLES]                                   37,381
[ALLOWANCES]                                         0
[INVENTORY]                                     18,317
[CURRENT-ASSETS]                               108,170
[PP&E]                                         132,472
[DEPRECIATION]                                  66,379
[TOTAL-ASSETS]                                 176,392
[CURRENT-LIABILITIES]                           51,561
[BONDS]                                              0
[COMMON]                                           679
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                     117,362
[TOTAL-LIABILITY-AND-EQUITY]                   176,392
[SALES]                                         75,412
[TOTAL-REVENUES]                                75,980
[CGS]                                           57,695
[TOTAL-COSTS]                                   66,552
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                                  9,428
[INCOME-TAX]                                     3,404
[INCOME-CONTINUING]                              6,024
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                     6,024
[EPS-PRIMARY]                                     1.03
[EPS-DILUTED]                                     1.03