Form 10-Q/A
period 1995-05-28
PARK ELECTROCHEMICAL CORP
filed 1995-08-23
CIK 76267

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                F O R M  10-Q/A

                                Amendment No. 1


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 28, 1995

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ___________________

                    Commission file number      1-4415

                          PARK ELECTROCHEMICAL CORP.
          ----------------------------------------------------------
          (Exact name of registrant as specified in its charter)

          New York                                            11-1734643
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

   5 Dakota Drive, Lake Success, N.Y.                            11042
-------------------------------------                          ----------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code  (516) 354-4100

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





      This Amendment No. 1 on Form 10-Q/A to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended May 28, 1995 (the "Form 10-Q") is being filed by the Registrant solely to correct EDGAR formats. There is no change in the substantive content of the Form 10-Q.

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



                                  SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            Park Electrochemical Corp.
                                            ---------------------------
                                                  (Registrant)




Date:  August   , 1995                        /s/Allen Levine
       ---------------                      ---------------------------
                                                   Allen Levine
                                                Vice President and
                                            Principal Financial Officer