Form 10-Q
period 1995-08-27
PARK ELECTROCHEMICAL CORP
filed 1995-10-10
CIK 76267

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             F O R M  10-Q


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 27, 1995

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ___________________

                    Commission file number      1-4415

                          PARK ELECTROCHEMICAL CORP.
          ----------------------------------------------------------
          (Exact name of registrant as specified in its charter)

          New York                                  11-1734643
-------------------------------                --------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification No.)

   5 Dakota Drive, Lake Success, N.Y.                       11042
-------------------------------------                     ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code  (516) 354-4100

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


                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,532,314 as of October 6, 1995.

                          PARK ELECTROCHEMICAL CORP.
                               AND SUBSIDIARIES


                                   I N D E X


                                                               Page
                                                              Number

PART I.     FINANCIAL INFORMATION:

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
             August 27, 1995 (Unaudited) and
             February 26, 1995 .............................      3

            Consolidated Statements of Earnings
             13 weeks and 26 weeks ended August 27, 1995
             and August 28, 1994 (Unaudited)................      4

            Consolidated Statements of Cash Flows
             26 weeks ended August 27, 1995 and August 28,
             1994 (Unaudited)...............................      5

            Notes to Condensed Consolidated Financial
             Statements (Unaudited) .......................       6

   Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations ...................................       7


PART II.    OTHER INFORMATION:

   Item 1.  Legal Proceedings ..............................     10

   Item 2.  Changes in Securities...........................     10

   Item 4.  Submission of Matters to a Vote of Security
            Holders.........................................     13

   Item 6.  Exhibits and Reports on Form 8-K ...............     13


SIGNATURES  .................................................    15

                         PARK ELECTROCHEMICAL CORP.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands)
                                                 August 27,     February 26,
                                                    1995            1995
ASSETS                                           (Unaudited)            *

 Cash and cash equivalents                     $ 18,046         $ 30,803

 Marketable securities                           23,199           15,107

 Accounts receivable, net                        36,635           33,172

 Inventories (Note 2)                            21,767           16,181

 Prepaid expenses & other current assets          3,980            3,057
                                               --------          -------
    TOTAL CURRENT ASSETS                        103,627           98,320

 Property, plant and equipment, net              70,906           61,427

 Other assets                                     1,947            2,304
                                               --------         --------
    TOTAL ASSETS                               $176,480         $162,051
                                               ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

 Accounts payable                              $ 30,059         $ 24,616

 Accrued liabilities                             13,756           15,867

 Income taxes payable                             3,222            2,825
                                               --------         --------
    TOTAL CURRENT LIABILITIES                    47,037           43,308

 Deferred income taxes                            5,590            5,243

 Deferred pension liability                       1,452            1,452

 Stockholders' Equity: (Note 3)
  Common stock                                    1,358            1,358
  Other stockholders' equity                    121,043          110,690
                                               --------         --------
    TOTAL STOCKHOLDERS' EQUITY                  122,401          112,048
                                               --------         --------
    TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                                     $176,480         $162,051
                                               ========         ========

*The Balance Sheet at February 26, 1995 has been taken from the audited financial statements at that date, and condensed.



                         PARK ELECTROCHEMICAL CORP.
                             AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF EARNINGS
               (Unaudited - in thousands, except per share data)

                                  13 weeks ended          26 weeks ended
                             August 27,   August 28,   August 27,   August 28,
                                1995        1994         1995         1994

NET SALES                     $69,937    $58,795     $145,349     $121,564
                              -------    -------     --------     ---------
COSTS AND EXPENSES:
 Cost of sales                 54,728     46,275      112,423       95,797
 Selling, general and
  administrative                7,630      6,941       16,487       14,412
                              -------    -------     --------     ---------
Total costs and expenses       62,358     53,216      128,910      110,209
                              -------    -------     --------     ---------
Operating profit                7,579      5,579       16,439       11,355
                              -------    -------     --------     ---------

OTHER INCOME (EXPENSE):
 Interest expense                 -          -            -           (412)
 Other income, net                551        382        1,119          844
                              -------    -------     --------     ---------

Total other income                551        382        1,119          432
                              -------    -------     --------     ---------

EARNINGS BEFORE INCOME TAX
 PROVISION                      8,130      5,961       17,558       11,787

INCOME TAX PROVISION            2,764      2,205        6,168        4,361
                              -------    -------     --------     ---------
NET EARNINGS                  $ 5,366    $ 3,756     $ 11,390     $  7,426
                              =======    =======     ========     =========

EARNINGS PER COMMON SHARE:
 Primary                      $   .45    $   .33     $    .97     $    .72
 Fully Diluted                $   .45    $   .33     $    .96     $    .67

Dividends per common share    $   .06    $   .04     $    .12     $    .08


Weighted average number of
common shares outstanding:
 Primary                       11,801     11,344       11,749       10,312
 Fully Diluted                 11,829     11,544       11,814       11,512




                              PARK ELECTROCHEMICAL CORP.
                                   AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited - in thousands)
                                                          26 weeks ended
                                                     August 27,    August 28,
                                                        1995          1994

NET CASH PROVIDED BY OPERATING ACTIVITIES             $ 10,276      $ 10,351
                                                      ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and
  equipment, net                                       (13,844)       (7,461)
 Purchases of marketable securities                    (13,476)       (9,997)
 Proceeds from sales of marketable
  securities                                             5,393        15,841
                                                      ---------     ---------
  Net cash used in investing activities                (21,927)       (1,617)
                                                      ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of borrowings                                    (2)          (82)
 Dividends paid                                         (1,375)         (859)
 Proceeds from exercise of stock options                   347           611
 Debt conversion costs                                     -            (100)
                                                      ---------     ---------
  Net cash used in financing activities                 (1,030)         (430)
                                                      ---------     ---------


(DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS BEFORE EXCHANGE RATE CHANGES              (12,681)        8,304
EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS                                      (76)          (69)
                                                      ---------      --------
(DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS                                           (12,757)        8,235
CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD                                                 30,803        14,135
                                                      ---------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $ 18,046      $ 22,370
                                                      =========     =========


SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                          $    -        $     25
    Income taxes                                      $  4,983      $  4,747


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
The Company's Board of Directors voted a two-for-one stock split on July 12, 1995, which was distributed on August 15, 1995 to stockholders of record on July 24, 1995.

During the quarter ended May 29, 1994 the Company issued 1,586,184 shares of Common Stock upon the conversion of $32,835,000 principal amount of 7.25% Convertible Subordinated Debentures.

                          PARK ELECTROCHEMICAL CORP.
                               AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      The condensed consolidated balance sheet as of August 27, 1995, the consolidated statements of earnings for the 13 weeks and 26 weeks ended August 27, 1995 and August 28, 1994, and the consolidated statements of cash flows for the 26 week periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at August 27, 1995, and the results of operations and cash flows for all periods presented, have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1995.


2.   INVENTORIES

     Inventories consist of the following:
                                            August 27,       February 26,
                                               1995              1995
                                           -----------       ------------
      Raw materials                        $ 8,654,000       $ 5,215,000
      Work-in-process                        4,145,000         2,997,000
      Finished goods                         8,407,000         7,446,000
      Manufacturing supplies                   561,000           523,000
                                           -----------       -----------
                                           $21,767,000       $16,181,000
                                           ===========       ===========


3.   STOCKHOLDERS' EQUITY

     On July 12, 1995 the Company's Board of Directors voted a two-for-one stock split in the form of a 100% common stock dividend. The stock dividend was distributed on August 15, 1995 to stockholders of record on July 24, 1995. All share and per share data for prior periods have been retroactively restated to reflect the stock split. The par value of the 6,790,009 new shares issued, which totalled $679,001, was transferred from additional paid-in capital to the common stock account. In addition, on July 12, 1995 the Company's shareholders approved an increase in the number of authorized shares of common stock from 15,000,000 to 30,000,000.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

     During the Company's current fiscal year's second quarter ended August 27, 1995, net sales increased 19% to $69,937,000 from $58,795,000 during last year's second quarter. Net sales for the six-month period ended August 27, 1995 increased 20% to $145,349,000 from $121,564,000 for last year's comparable period. Operating profits increased 36% to $7,579,000 for the current fiscal year's second quarter from $5,579,000 for last year's second quarter. During the six-month period ended August 27, 1995, operating profit increased 45% to $16,439,000 from $11,355,000 for the same period last year.

     During the current year's second quarter, the Company's electronics segment accounted for $61,893,000 in net sales or 88% of the Company's worldwide net sales, compared to $50,805,000 during the prior year's second quarter. Similarly, the Company's electronics segment accounted for 88% of worldwide net sales during the first half of the current year, or $127,248,000 compared to $105,304,000 during the prior year's comparable period. The Company's foreign operations, which are almost exclusively within the electronics segment, accounted for $22,525,000 in sales or 32% of total sales worldwide during this quarter; this represented an increase of 63% from last year's second quarter foreign sales of $13,811,000. Foreign sales during the six-month period ended August 27, 1995 increased 55% to $43,864,000 from $28,336,000 for the same period last year. Plumbing and industrial component sales were $8,044,000 for the current year's second quarter and $18,101,000 for the first six months, compared to $7,990,000 and $16,260,000 for the same periods in the prior fiscal year.

     The Company's gross margin percentage was 21.7% during the current fiscal year's second quarter, as compared to last year's second quarter gross margin percentage of 21.3%. The gross margin percentage for the current year's first six months was 22.7%, as compared to 21.2% for last year's first half.

     This improvement in the results for the current year was predominantly due to the performance of the Company's electronics operations, lead by the very strong performance of the Company's Southeast Asian based electronics operations.

     The Company's electronics segment performed well in the second quarter of the current fiscal year, despite the loss of a considerable number of production days during this period for mandatory holidays and major maintenance of machinery and equipment. The electronics segment was affected by the increase in the cost of certain raw materials, some of which could not be passed through to its customers due to the competitive market environment. For the most part, however, the Company's electronics operations have been successful in offsetting the impact of rising raw material costs through operating and manufacturing efficiencies and by continuing to focus its business towards higher technology and higher margin products. The markets for the Company's electronics products remain strong worldwide, and particularly strong in Southeast Asia. The Company is currently expanding its facilities in Arizona and New York. Both of these expansions are expected to be completed during the current year.

     The Company's plumbing and industrial component segment is comprised of the Company's plumbing hardware business, its advanced composite business, and its specialty adhesive tape business. The Company's plumbing business performed poorly in the second quarter as the result of a sharp drop in the plumbing hardware markets during the period. The Company believes that those markets have begun to recover to more normal levels. The Company's advanced composite business continues to aggressively develop promising opportunities in the aerospace, wireless communication and industrial markets; however its financial performance has not yet achieved the levels expected by the Company. The Company's adhesive tape business continued to perform well in the second quarter.

     Selling, general and administrative expenses, measured as a percentage of net sales, were 10.9% during the current fiscal year's second quarter as compared to 11.8% during the same period in the prior year. Selling, general and administrative expenses were 11.3% during the current year's first six-month period, as compared to 11.9% during last year's comparable period.

     Other income, which consists principally of investment income, increased 44% to $551,000 for the current fiscal year's second quarter from $382,000 for the prior fiscal year's second quarter. Other income during the six months ended August 27, 1995 increased by 159% to $1,119,000 from $432,000 during last year's comparable period. The increase in investment income during the second quarter of the current year, as compared to the same period in the prior year, was principally attributable to the increase in prevailing interest rates. The increase in investment income for the first half of the current year, as compared to last year's first six months, was due to a combination of a reduction in interest expense as well as increased interest income resulting from an increase in prevailing interest rates and an increase in the amount of cash available for investment. During the first quarter of the prior year the Company elected to call its 7.25% Convertible Subordinated Debentures for redemption. As a result, nearly all of the Debentures outstanding at the beginning of the year were converted into the Company's common stock during the prior year's first quarter. This redemption eliminated virtually all of the Company's long-term debt and the associated interest expense. The Company's cash reserves continue to be invested primarily in short-term taxable instruments and government securities.

     The Company's effective income tax rate for the current fiscal year's second quarter and six months ended August 27, 1995 was 34% and 35.1%, respectively, as compared to 37% for both of the prior fiscal year's comparable periods. This decrease in rate is primarily due to the benefit of favorable foreign tax rate differentials.

     During the current fiscal year's second quarter, the Company's net earnings increased 43% to $5,366,000 from $3,756,000 during the prior fiscal year's second quarter. Adjusting for the two-for-one common stock split approved and distributed during the second quarter, both primary and fully diluted earnings per share increased to $.45 for the current year's second quarter from $.33 for the prior year's second quarter primary and fully diluted earnings per share. For the six-month period ended August 27, 1995 the Company's net earnings increased 53% to $11,390,000 from $7,426,000 during the prior fiscal year's first half. Primary and fully diluted earnings per share increased to $.97 and $.96, respectively, for the current year's six-month period ended August 27, 1995 from $.72 and $.67, respectively, for the comparable prior period. This increase in net earnings was primarily attributable to the increase in operating profit.


Liquidity and Capital Resources

     At August 27, 1995, the Company's cash and temporary investments amounted to $41,245,000, as compared to $45,910,000 at February 26, 1995, the end of the Company's last fiscal year. The decrease in the Company's cash and investment position was attributable to the significant level of capital spending during that six-month period and the increase in working capital.
The Company's working capital position was $56,590,000 at August 27, 1995 as compared to $55,012,000 at February 26, 1995. The Company's current ratio, or the ratio of current assets to current liabilities, was 2.2 to 1 at August 27, 1995 as compared to 2.3 to 1 at February 26, 1995.

     During the current fiscal year's first six months, the Company generated $10,276,000 of funds from operations and expended $13,844,000 for the purchase of property, plant and equipment. During the current year's second quarter the Company announced a two-for-one common stock split in the form of a stock dividend to holders of record on July 24, 1995. This stock dividend was distributed on August 15, 1995. In addition, on September 28, 1995 the Company announced an increase in its regular quarterly cash dividend to $.08 per share, an increase of 33 1/3%, up from $.06 per share. The increased dividend is payable November 15, 1995 to shareholders of record on October 18, 1995.

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

              (b) No material pending legal proceeding was terminated during the fiscal quarter ended August 27, 1995.

  Item 2.     Changes in Securities.

              The Board of Directors of the Company has effected a distribution of one preferred stock purchase right (collectively, the "Rights") per outstanding share of Common Stock of the Company, $.10 par value per share (the "Common Stock"), held of record on February 15, 1989 or issued thereafter and prior to the Distribution Date (as defined below). The terms of the Rights have been amended effective July 12, 1995. Each Right entitles the holder thereof to purchase from the Company one one-hundredth (1/100th) of a share of a new series of Preferred Stock of the Company, $1.00 par value per share, designated as Series A Preferred Stock (the "Preferred Stock"), currently at a price of $75.00 (the "Purchase Price") per each one one-hundredth of a share, subject to adjustment. The description and terms of the Rights are set forth in an Amended and Restated Rights Agreement, dated as of July 12, 1995 (the "Rights Agreement") between the Company and Registrar & Transfer Company, as Rights Agent (the "Rights Agent"). Capitalized terms used but not defined herein shall have the respective meanings assigned such terms in the Rights Agreement.

              A copy of the Rights Agreement may be obtained by shareholders of the Company free of charge from the Company by written request to Park Electrochemical Corp., 5 Dakota Drive, Lake Success, New York 11042. This summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, which is incorporated herein by reference.

              Until the Distribution Date, the Rights shall not be exercisable and shall be evidenced only by certificates representing shares of Common Stock. The term "Distribution Date" means the earlier of
              (i) the tenth day after the date of the first public announcement by the Company or a Person that such Person, other than the Company, any Subsidiary of the Company, any employee benefit plan of the Company or any Shore Affiliate (unless such Shore Affiliate becomes the Beneficial owner of more than 25% of the shares of Common Stock then outstanding) alone or together with Affiliates and Associates (an "Acquiring Person"), has become the beneficial owner of 15% (or 25% in certain cases) or more of the then outstanding shares of Common Stock or (ii) the tenth Business Day (or such later date as may be determined by the Board of Directors prior to such time as any Person becomes an Acquiring Person) after the date of the commencement of, or public announcement of the intent to commence, a tender or exchange offer by any Person, other than the Company, any Subsidiary of the Company, any employee benefit plan of the Company or any Subsidiary of the Company or any Shore Affiliate, for 15% or more of the then outstanding shares of Common Stock. "Shore Affiliate" is defined as Mr. Jerry Shore, his estate, any trust or foundation created by him to hold any of his shares of Common Stock, any of his lineal descendants and any transferee of shares of Common Stock owned by Jerry Shore by will or pursuant to the laws of descent and distribution or any corporation, partnership or other entity which is an Affiliate of Jerry Shore or his estate or of any such trust, foundation, lineal descendent or transferee by reason of the control of such corporation, partnership or other entity by Jerry Shore or his estate or any one or more of such trusts, foundations, lineal descendants or transferees.

              The Rights Agreement may be amended in such a manner as the Board of Directors and Rights Agent may deem necessary or desirable so long as the interests of the holders of the Rights are not materially adversely affected, as determined in good faith by the Board of Directors.

              Until the Distribution Date, the Rights will be evidenced by the certificates for Common Stock and will be transferable only in connection with the transfer of the Common Stock. As soon as practicable after the Distribution Date, separate certificates evidencing the Rights (the "Rights Certificates") shall be mailed to holders of record of the Common Stock as of the close of business on the Distribution Date and such separate certificates alone shall evidence the Rights.

              The Rights (and the Rights Certificates, if issued) shall expire on July 12, 2005 (the "Final Expiration Date"), unless earlier redeemed or exchanged by the Company as described below. After the Distribution Date, the registered holder of any Rights Certificate may exercise the Rights evidenced thereby to acquire shares of Preferred Stock upon surrender of the Rights Certificate, with the form of election to purchase on the reverse side thereof duly executed, to the Rights Agent, together with payment of the Purchase Price for each one one-hundredth of a share of Preferred Stock for which such Rights are being exercised. The Rights must be exercised prior to the earliest of the Final Expiration Date or the date on which the Rights are redeemed or exchanged.

              Upon liquidation, dissolution or winding up of the Company, the holders of the Preferred Stock shall receive an amount equal to accrued and unpaid dividends plus an amount equal to the greater of (i) $100 per share of Preferred Stock or (ii) an aggregate amount per share equal to 100 times the aggregate amount distributable per share with respect to the Common Stock, before any distribution is made to holders of shares of stock ranking junior to the Preferred Stock. Dividends on outstanding shares of Preferred Stock shall be payable quarterly, on a cumulative basis, at the annual rate of 5% per annum (calculated as a percent of the liquidation value per share of $100), in cash. Unpaid dividends shall cumulate and be compounded quarterly. The Preferred Stock may not be redeemed by the Company. The Preferred Stock shall not have voting rights except as required by law.

              The Purchase Price and the number of shares of Preferred Stock issuable upon exercise of the Rights are subject to adjustment from time to time in the event, among other things, of the subdivision, combination or reclassification of the Preferred Stock or the Common Stock.

              In the event that after a Person becomes an Acquiring Person, (a) the Company shall, or shall agree or become obligated to, consolidate with or merge with or into any other Person, (b) any Person shall, or shall agree or become obligated to, consolidate with or merge with or into the Company, whether or not the Company's securities remain outstanding and unchanged thereby, or
              (c) the Company or any of its subsidiaries shall, or shall agree or become obligated to, sell or otherwise transfer more than 50% of the assets of the Company and its subsidiaries (taken as a whole) or assets which, during any of the immediately preceding three fiscal years, accounted for more than 50% of the net profits or more than 50% of the gross revenue of the Company and its subsidiaries (taken as a whole) to any Person, other than the Company or one or more of its wholly-owned subsidiaries, then, should any of the events described in (a) through (c) occur, to the extent permitted by applicable law, the Company will take such action as will be necessary to ensure, and will not enter into or consummate any such merger, consolidation, sale, transfer or other transaction which does not provide, that each holder of a Right, other than Rights of an Acquiring Person (which will have become void), shall have the right to receive, upon the exercise thereof at a price equal to the then current Purchase Price multiplied by the number of one one-hundredths of a share of Preferred Stock for which a Right is then exercisable, and in lieu of shares of Preferred Stock, such number of shares of Common Stock of the other party to the transaction (or, in certain instances, of the survivor of a merger or consolidation) as shall equal the result obtained by (A) multiplying the then current Purchase Price by the number of one one-hundredths of a share of Preferred Stock for which a Right is then exercisable and dividing that product by (B) 50% of the then current per share market price of the shares of Common Stock of the other party. In the event that any Person should become an Acquiring Person, each holder of a Right shall thereafter have a right to receive, upon exercise thereof at a price equal to the then current Purchase Price multiplied by the number of one one-hundredths of a share of Preferred Stock for which a Right is then exercisable, and in lieu of shares of Preferred Stock, such number of shares of Common Stock of the Company as shall equal the result obtained by (x) multiplying the then current Purchase Price by the number of one one-hundredths of a share of Preferred Stock for which a Right is then exercisable and dividing that product by (y) 50% of the then current per share market price of the Common Stock of the Company. Each Right is exercisable once only, with such exercise, depending upon the conditions and circumstances existing at such time, for the purpose of acquiring either shares of Preferred Stock or the other shares, as the case may be. After Rights Certificates have been issued, exercise of the Rights to acquire shares of Preferred Stock or for any other purpose requires surrender of the Rights Certificates and other documents, and the taking of the other action, called for by the Rights Agreement.

              The Company may, at its option, upon action of the Board of Directors, at any time prior to such time as any Person becomes an Acquiring Person, redeem all but not less than all the Rights at a price of $.01 per Right. The redemption of the Rights by the Board of Directors may be made effective at such time, on such basis and with such conditions as the Board of Directors in its sole discretion may establish. Except as otherwise required by law, immediately upon the action of the Board of Directors ordering the redemption of the Rights, evidence of which shall have been filed with the Rights Agent, and without any further action and without any notice, the right to exercise the Rights shall terminate and the only right thereafter of the holders of Rights shall be to receive the price to be paid on redemption. Within 15 days of the action of the Board of Directors ordering redemption of the Rights, the Company shall give notice of such redemption, by mail, to all holders of the then outstanding Rights at their last known addresses as they appear on the registry books of the Rights Agent, or, prior to the Distribution Date, on the registry books of the transfer agent for the Common Stock.

              The Board of Directors may, at its option, at any time after any Person becomes an Acquiring Person and before any Person (other than the Company or any Subsidiary of the Company or any employee benefit plan of them or any Shore Affiliate), together with all its Affiliates and Associates, becomes the beneficial owner of 50% or more of the Common Stock of the Company then outstanding, exchange all or part of the then outstanding and exercisable Rights (which shall not include Rights that have become void) for Common Stock at an exchange ratio of one share of Common Stock per Right.

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

              At the Annual Meeting of Shareholders held on July 12, 1995:

              (a) the persons elected as directors of the Company and the voting for such persons were as follows:

                                                              Authority
                       Name                  Votes For         Withheld
                   -------------             ---------         ---------
                   Anthony Chiesa            5,288,372           1,351
                   Lloyd Frank               5,287,102           2,621
                   Norman M. Schneider       5,284,147           5,576
                   Brian E. Shore            5,288,496           1,227
                   Jerry Shore               5,288,481           1,242
                   E. Philip Smoot           5,287,802           1,921

              (b) An Amendment to the Company's Certificate of Incorporation was
                  authorized by the Shareholders to increase the number of authorized shares of Common Stock of the Company from 15,000,000 shares to 30,000,000 shares. There were 4,724,789 votes for this Amendment, 571,274 votes against, and 22,927 abstentions.

  Item 6.     Exhibits and Reports on Form 8-K.

              (a) Exhibits:

                  No. 3.01 Restated Certificate of Incorporation filed with the Secretary of State of the State of New York on April 10, 1989, as amended.

              No. 4.01 Amended and Restated Rights Agreement, dated as of July 12, 1995, between Park Electrochemical Corp. and Registrar & Transfer Company, as Rights Agent. The Rights Agreement includes the form of Certificate of Amendment of the Certificate of Incorporation of the Registrant setting forth the terms of the Series A Preferred Stock, $1.00 par value per share, as Exhibit A thereto, and the form of Rights Certificate, as Exhibit B thereto.

              No. 11.01      Computation of Fully Diluted Earnings Per Common
                             Share.

              No. 27.01      Summary financial information for the six-month
                             period ended August 27, 1995.

              (b) There were no reports on Form 8-K filed during the fiscal quarter ended August 27, 1995.

                          PARK ELECTROCHEMICAL CORP.
                               AND SUBSIDIARIES



                                  SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             Park Electrochemical Corp.
                                             --------------------------
                                                  (Registrant)




Date:    October 10, 1995                      /s/Jerry Shore
         ----------------                    -------------------------
                                                   Jerry Shore
                                             Chairman of the Board and
                                                     President




Date:    October 10, 1995                       /s/Paul R. Shackford
         ----------------                    -------------------------
                                                 Paul R. Shackford
                                                Vice President and
                                             Principal Financial Officer