Form 10-Q
period 1995-11-26
PARK ELECTROCHEMICAL CORP
filed 1996-01-10
CIK 76267

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             F O R M  10-Q


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 26, 1995

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


                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,544,064 as of January 8, 1996.

                        PARK ELECTROCHEMICAL CORP.
                             AND SUBSIDIARIES



                                 I N D E X


                                                               Page
                                                              Number

PART I.     FINANCIAL INFORMATION:

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
             November 26, 1995 (Unaudited) and
             February 26, 1995..............................     3

            Consolidated Statements of Earnings
             13 weeks and 39 weeks ended November 26, 1995
             (Unaudited) and November 27, 1994 (Unaudited)..     4

            Condensed Consolidated Statements of Cash Flows
             39 weeks ended November 26, 1995 (Unaudited)
             and November 27, 1994 (Unaudited) ............      5

            Notes to Condensed Consolidated Financial
             Statements (Unaudited) .......................      6

   Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations ...................................      7


PART II.    OTHER INFORMATION:

   Item 1.  Legal Proceedings ..............................     11

   Item 6.  Exhibits and Reports on Form 8-K ...............     11


SIGNATURES  .................................................    12

                         PARK ELECTROCHEMICAL CORP.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands)
                                                November 26,     February 26,
                                                    1995             1995
ASSETS                                           (Unaudited)           *

  Cash and cash equivalents                                  $ 20,153             $ 30,803

  Marketable securities                                        22,392               15,107

  Accounts receivable, net                                     45,367               33,172

  Inventories (Note 2)                                         24,770               16,181

  Prepaid expenses & other current assets                       3,844                3,057
                                                             --------              -------
     Total current assets                                     116,526               98,320

  Property, plant and equipment, net                           74,187               61,427

  Other assets                                                  1,893                2,304
                                                             --------             --------
                                                             $192,606             $162,051
                                                             ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY

  Accounts payable                                           $ 36,255             $ 24,616

  Accrued liabilities                                          16,180               15,844

  Income taxes payable                                          4,336                2,825
                                                             --------             --------
     Total current liabilities                                 56,771               43,285

  Long-term debt                                                  -                     23

  Deferred income taxes                                         5,773                5,243

  Deferred pension liability                                    1,452                1,452

  Stockholders' Equity: (Note 3)
   Common stock                                                 1,358                1,358
   Other stockholders' equity                                 127,252              110,690
                                                             --------             --------
     Total stockholders' equity                               128,610              112,048
                                                             --------             --------
                                                             $192,606             $162,051
                                                             ========             ========


*The Balance Sheet at February 26, 1995 has been derived from the audited financial statements at that date.


                         PARK ELECTROCHEMICAL CORP.
                             AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF EARNINGS
               (Unaudited - in thousands, except per share data)


                                  13 weeks ended          39 weeks ended
                             November 26, November 27, November 26, November 27,
                                1995         1994         1995         1994
Net sales                     $81,866      $64,834     $227,215     $186,398

Cost of sales                  63,469       50,060      175,892      145,857
                              --------     --------    ---------    ---------
  Gross profit                 18,397       14,774       51,323       40,541

Selling, general and
 administrative                 9,312        7,564       25,799       21,976
                              --------     --------    ---------    ---------

  Profit from operations        9,085        7,210       25,524       18,565
                              --------     --------    ---------    ---------
Other income (expense):
 Interest expense                 -             (5)         -           (417)
 Other income, net                564          381        1,683        1,225
                              --------     --------    ---------    ---------

Total other income                564          376        1,683          808
                              --------     --------    ---------    ---------

Earnings before income taxes    9,649        7,586       27,207       19,373

Income tax provision            3,182        2,807        9,350        7,168
                              --------     --------    ---------    ---------
Net earnings                  $ 6,467      $ 4,779     $ 17,857     $ 12,205
                              ========     ========    =========    =========

Net earnings per common
 share (Note 3):
 Primary                      $   .55      $   .42     $   1.52     $   1.14
 Fully diluted                $   .55      $   .41     $   1.51     $   1.08

Weighted average number of
 common shares
 outstanding (Note 3):
 Primary                       11,857       11,374       11,763       10,666
 Fully diluted                 11,857       11,658       11,801       11,560

Dividends per common share    $   .08      $   .06     $    .20     $    .14


                              PARK ELECTROCHEMICAL CORP.
                                   AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited - in thousands)
                                                          39 weeks ended
                                                     November 26,  November 27,
                                                        1995          1994
                                                     -----------   -----------
Net cash provided by operating activities             $ 17,152      $ 20,151
                                                      ---------     ---------

Cash flows from investing activities:
 Purchases of property, plant and
  equipment, net                                       (19,029)      (10,787)
 Purchases of marketable securities                    (20,206)      (11,018)
 Proceeds from sales of marketable
  securities                                            13,094        19,034
                                                      ---------     ---------
  Net cash used in investing activities                (26,141)       (2,771)
                                                      ---------     ---------

Cash flows from financing activities:
 Repayment of borrowings                                    (3)          (93)
 Dividends paid                                         (2,298)       (1,541)
 Proceeds from exercise of stock options                   682           638
 Debt conversion costs                                       2          (100)
                                                      ---------     ---------
  Net cash used in financing activities                 (1,617)       (1,096)
                                                      ---------     ---------


(Decrease) increase in cash and cash
 equivalents before exchange rate changes              (10,606)       16,284
Effect of exchange rate changes on cash
 and cash equivalents                                      (44)          (58)
                                                      ---------     ---------

(Decrease) increase in cash and cash
 equivalents                                           (10,650)       16,226
Cash and cash equivalents, beginning
 of period                                              30,803        14,135
                                                      ---------     ---------
Cash and cash equivalents, end of period              $ 20,153      $ 30,361
                                                      =========     =========


Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                          $    -        $     28
    Income taxes                                      $  6,803      $  6,992

Supplemental disclosure of non-cash financing activities:

The Company's Board of Directors voted a two-for-one stock split on July 12, 1995, which was distributed on August 15, 1995 to stockholders of record on July 24, 1995.

During the quarter ended May 29, 1994 the Company issued 3,172,368 shares of Common Stock upon the conversion of $32,835,000 principal amount of 7-1/4% Convertible Subordinated Debentures.

                          PARK ELECTROCHEMICAL CORP.
                               AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       The condensed consolidated balance sheet as of November 26, 1995, the consolidated statements of earnings for the 13 weeks and 39 weeks ended November 26, 1995 and November 27, 1994, and the condensed consolidated statements of cash flows for the 39 week periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at November 26, 1995, and the results of operations and cash flows for all periods presented, have been made.

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


2.   INVENTORIES

     Inventories consist of the following:

                                          November 26,       February 26,
                                               1995              1995
                                          ------------       ------------
      Raw materials                        $11,025,000        $ 5,215,000
      Work-in-process                        4,854,000          2,997,000
      Finished goods                         8,145,000          7,446,000
      Manufacturing supplies                   746,000            523,000
                                           -----------        -----------
                                           $24,770,000        $16,181,000
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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

Overview

       The Company's electronic materials business was responsible for the improvement in the Company's results of operations for the nine-month and three-month periods ended November 26, 1995. The United States and Southeast Asian markets for sophisticated printed circuit materials were strong during this period, and the Company's electronic materials operations located in these regions performed well as a result. While the market in Europe for sophisticated printed circuit materials has not been as strong as in the United States or Southeast Asia, it improved over the comparable periods of the prior fiscal year, and the Company's European operations benefitted from this improvement.

       During the nine-month period ended November 26, 1995, the Company's electronic materials business incurred raw material cost increases and additional costs associated with the Company's ongoing major expansion projects in Newburgh, New York and Tempe, Arizona. In addition, the electronic materials business experienced temporary inefficiencies caused by operating certain facilities at levels in excess of their designed manufacturing capacity. These cost increases and temporary operating inefficiencies adversely affected the Company's gross margins. However, the Company was able to offset such effects by improving its overall operating efficiencies, in part, by consolidating functions, by continuing to reduce manufacturing waste and improve yields, and by improving the overall productivity of its workforce. In addition, the Company redesigned product in order to reduce material costs. The Company was also able to offset these cost increases and inefficiencies through its ongoing efforts to expand its higher technology, higher margin product lines.

       Operating results of the Company's plumbing and industrial components business were not significant during the nine-month and three-month periods ended November 26, 1995.

Results of Operations

Nine Months Ended November 26, 1995 Compared with Nine Months Ended November 27, 1994

       Sales for the nine-month period ended November 26, 1995 increased 22% to $227.2 million from $186.4 million for last fiscal year's comparable period. Sales of the electronic materials business for the nine-month period ended November 26, 1995 were $199.9 million, or 88% of total sales worldwide, compared with $161.2 million, or 86% of total sales worldwide, for the last fiscal year's comparable period. This 24% increase in sales of electronic materials was principally the result of higher volume of electronic materials shipped and an increase in sales of higher technology products. Sales of the plumbing and industrial component business for the nine-month period ended November 26, 1995 increased 8% to $27.4 million from $25.2 million for last fiscal year's comparable period.

       The Company's foreign electronic materials operations accounted for $68.0 million of sales, or 30% of the Company's total sales worldwide, during the nine-month period ended November 26, 1995 compared with $43.9 million of sales, or 24% of total sales worldwide, during last fiscal year's comparable period. Sales by the Company's foreign operations during the nine-month period ended November 26, 1995 increased 55% from last fiscal year's comparable period. While sales by each of the Company's foreign operations were higher in the nine-month period ended November 26, 1995 compared with the comparable period in the prior fiscal year, the increase in sales by foreign operations was principally due to an increase in sales by the Company's Singapore operations. The expansion of the Company's Singapore manufacturing facility was completed at the end of the Company's 1995 fiscal year.

       The gross margin for the Company's worldwide operations was 22.6% during the nine-month period ended November 26, 1995 compared
with 21.7% for last fiscal year's comparable   period.  The
improvement in the gross margin was attributable to the increase in sales volume over the prior fiscal year's comparable period, the continuing growth in sales of higher technology, higher margin products, and improved operating efficiencies. This improvement was offset in part by higher raw material costs, costs associated with the start-up of the new facilities in Newburgh, New York and Tempe, Arizona, and inefficiencies caused by operating certain facilities at levels in excess of their designed capacity.

       Selling, general and administrative expenses, measured as a percentage of sales, were 11.4% during the nine-month period ended November 26, 1995 compared with 11.7% during last fiscal year's comparable period. This reduction was a function of the partially fixed nature of the selling, general and administrative expenses relative to the increase in sales.

       For the reasons set forth above, profit from operations for the nine-month period ended November 26, 1995 increased 37% to $25.5 million from $18.6 million for last fiscal year's comparable period.

       Interest expense for the nine-month period ended November 26, 1995 was minimal compared with $0.4 million during last fiscal year's comparable period. During the first quarter of the prior fiscal year, the Company called its 7-1/4% Convertible Subordinated Debentures for redemption; as a result, nearly all of such Debentures outstanding at the beginning of the prior fiscal year were converted into Common Stock during that fiscal year's first quarter, which eliminated the Company's long-term debt and the associated interest expense. Other income, principally investment income, increased 37% to $1.7 million for the nine-month period ended November 26, 1995 from $1.2 million for last fiscal year's comparable period. The increase in investment income, relative to the same period during the prior fiscal year, was attributable to the increase in the prevailing interest rates during the current period and to the increase in cash available for invest-ment.

       The Company's effective income tax rate for the nine-month period ended November 26, 1995 was 34.4% compared with 37.0% for last fiscal year's comparable period. This decrease in the effective tax rate for the current fiscal year's first nine months was primarily the result of favorable foreign tax rate differentials.

       Net earnings for the nine-month period ended November 26, 1995 increased 47% to $17.9 million from $12.2 million for last fiscal year's comparable period. Primary and fully diluted earnings per share increased to $1.52 and $1.51, respectively, for the nine-month period ended November 26, 1995 from $1.14 and $1.08, respectively, for last fiscal year's comparable period. This increase in earnings and earnings per share was primarily attributable to the increase in the profit from operations, the effects of the conversion of the Deben-tures, and the lower effective tax rate.

Three Months Ended November 26, 1995 Compared with Three Months Ended November 27, 1994

       Sales for the third quarter of the 1996 fiscal year increased 26% to $81.9 million from $64.8 million for last fiscal year's comparable period. Sales of the electronic materials business for the third quarter of the 1996 fiscal year were $72.6 million, or 89% of total sales worldwide, compared with $55.9 million, or 86% of total sales worldwide, for the last fiscal year's comparable period. This 30% increase in sales of electronic materials was principally the result of higher volume of electronic materials shipped and an increase in sales of higher technology products. Sales of the plumbing and industrial component business for the third quarter of the 1996 fiscal year increased 3% to $9.3 million from $9.0 million for last fiscal year's comparable period.

       The Company's foreign electronic materials operations accounted for $24.1 million of sales, or 29% of the Company's total sales worldwide, during the third quarter of the 1996 fiscal year compared with $15.6 million of sales, or 24% of total sales worldwide, during last fiscal year's comparable period. Sales by the Company's foreign operations during the third quarter of the 1996 fiscal year increased 55% from last fiscal year's comparable period. While sales by each of the Company's foreign operations were higher in the third quarter of the 1996 fiscal year compared with the comparable period in the prior fiscal year, the Company's Singapore operations had the largest increase in sales.

       The gross margin for the Company's worldwide operations was 22.5% during the third quarter of the 1996 fiscal year compared with 22.8% for last fiscal year's comparable period. The decline in the gross margin was attributable to higher raw material costs, costs associated with the start-up of the new facilities in Newburgh, New York and Tempe, Arizona, and inefficiencies caused by operating certain facilities at levels in excess of their designed capacity. This temporary margin decline was offset in part by the increase in sales volume over the prior fiscal year's comparable period, the continuing growth in sales of higher technology, higher margin products, and improved operating efficiencies.

       Selling, general and administrative expenses, measured as a percentage of sales, were 11.4% during the third quarter of the 1996 fiscal year compared with 11.7% during last fiscal year's comparable period. This reduction was a function of the partially fixed nature of the selling, general and administrative expenses relative to the increase in sales.

       For the reasons set forth above, profit from operations for the third quarter of the 1996 fiscal year increased 26% to $9.1 million from $7.2 million for last fiscal year's comparable period.

       Interest expense was virtually eliminated for the third quarter of the 1996 fiscal year and for last fiscal year's comparable period. Other income, principally investment income, increased 48% to $0.6 million for the third quarter of the 1996 fiscal year from $0.4 million for last fiscal year's comparable period. The increase in investment income, relative to the same period during the prior fiscal year, was attributable to the increase in the prevailing interest rates during the current period.

       The Company's effective income tax rate for the third quarter of the 1996 fiscal year was 33.0% compared with 37.0% for last fiscal year's comparable period. This decrease in the effective tax rate for the third quarter of the 1996 fiscal year was primarily the result of favorable foreign tax rate differentials.

PAGE <10>

       Net earnings for the third quarter of the 1996 fiscal year increased 35% to $6.5 million from $4.8 million for last fiscal year's comparable period. Primary and fully diluted earnings per share increased to $.55, for the third quarter of the 1996 fiscal year from $.42 and $.41, respectively, for last fiscal year's comparable period. This increase in earnings and earnings per share was primarily attributable to the increase in the profit from operations and the lower effective tax rate.

Liquidity and Capital Resources

       At November 26, 1995, the Company's cash and temporary invest-ments were $42.5 million compared with $45.9 million at February 26, 1995, the end of the Company's 1995 fiscal year. The decrease in the Company's cash and investment position at November 26, 1995 was attributable principally to investments in property, plant and equipment, as discussed below. The Company's working capital was $59.8 million at November 26, 1995 compared with $55.0 million at February 26, 1995. The increase at November 26, 1995 compared with February 26, 1995 was due to an increase in receivables and inventories, offset in part by higher payables. The increase in receivables at November 26, 1995 compared with February 26, 1995 was due to increased sales; the increase in inventories for the same period was due to increased sales and to higher purchases of raw materials to ensure adequate supply of such material. The Company's current ratio (the ratio of current assets to current liabilities) was
2.1 to 1 at November 26, 1995 compared with 2.3 to 1 at February  26,
1995.

       During the nine months ended November 26, 1995, the Company generated funds from operations of $17.2 million and expended $19.0 million for the purchase of property, plant and equipment. Cash provided by net earnings before depreciation and amortization of $24.7 million was reduced by a net increase in non-cash working capital items, resulting in $17.2 million of cash provided from operating activities. A significant portion of the current fiscal year's capital expenditures relate to the Company's installing additional capacity at new electronic materials facilities in Newburgh, New York and Tempe, Arizona. These expansions will increase the Company's capacity and capability for the production of sophisticated printed circuit materials. Expenditures for property, plant and equipment were $10.3 million, $9.6 million, and $17.5 million in the 1993, 1994 and 1995 fiscal years, respectively. The Company expects the level of capital expenditures in the 1997 fiscal year to be in the same range as in the 1996 fiscal year. While the Company's capital budget for the 1997 fiscal year has not yet been finalized, the Company is currently considering further expansions of its electronic materials operations, particularly in the United States and Southeast Asia.

       At November 26, 1995 the Company had no long-term debt. The Company believes its financial resources will be sufficient, for the foreseeable future, to provide for continued investment in property, plant and equipment and for general corporate purposes.

                          PARK ELECTROCHEMICAL CORP.
                               AND SUBSIDIARIES




PART II.     OTHER INFORMATION

  Item 1.      Legal Proceedings.

               (a) There are no material pending legal proceedings to which the Company is a party or to which any of its properties is subject.

               (b) No material pending legal proceeding was terminated during the fiscal quarter ended November 26, 1995.


  Item 6.        Exhibits and Reports on Form 8-K.

                 (a)  Exhibits:

                      No. 11.01     Computation of Fully Diluted Earnings Per
                                    Common Share.

                      No. 27.01     Summary financial information for the
                                    nine-month period ended November 26, 1995.

                 (b) There were no reports on Form 8-K filed during the fiscal quarter ended November 26, 1995.

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




Date:    January 9, 1996                   /s/Jerry Shore
         ----------------                  -------------------------
                                                  Jerry Shore
                                           Chairman of the Board and
                                                    President




Date:    January 9, 1996                   /s/Paul R. Shackford
         ----------------                  -------------------------
                                               Paul R. Shackford
                                               Vice President and
                                           Principal Financial Officer

                                   PARK ELECTROCHEMICAL CORP.
                                        AND SUBSIDIARIES

                                  Quarterly Report on Form 10-Q
                         for the fiscal quarter ended November 26, 1995





Exhibit No.            Name

   11                  Computation of fully diluted
                       earnings per common share


   27                  Financial Data Schedule - filed only by
                       electronic transmission with EDGAR filing with the Securities and Exchange Commission