Form 10-K
period 1996-03-03
PARK ELECTROCHEMICAL CORP
filed 1996-05-30
CIK 76267

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                            _______________

                               FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
      For the fiscal year ended March 3, 1996

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

                                           Name of each exchange
    Title of each class                     on which registered
Common Stock, $.10 par value              New York Stock Exchange
Preferred Stock Purchase Rights           New York Stock Exchange
5.5% Convertible Subordinated Notes       New York Stock Exchange
 due 2006

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                                                        As of close
Title of Class        Aggregate market value          of business on
Common Stock,             $285,876,459*                 May 3, 1996
$.10 par value


[cover page 1 of 2 pages]





      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                           Shares                As of close
Title of Class           outstanding            of business on
Common Stock,            11,550,564              May 3, 1996
$.10 par value

                  DOCUMENTS INCORPORATED BY REFERENCE

  Proxy Statement for Annual Meeting of Shareholders to be held July
   17, 1996 incorporated by reference into Part III of this Report.
=====================================================================

*Included in such amount are 1,060,612 shares of common stock valued at $24.75 per share and held by Jerry Shore, the Registrant's Chief Executive Officer and Chairman of the Board and a member of the Registrant's Board of Directors.

[cover page 2 of 2 pages]

















































                                   PART I


Item 1.     Business.

General

        Park Electrochemical Corp. ("Park"), through its subsidiaries (unless the context otherwise requires, Park and its subsidiaries are hereinafter called the "Company"), is primarily engaged in the design, production and marketing of advanced electronic materials used to fabricate complex multilayer printed circuit boards and other electronic interconnect systems. The Company is also engaged in the design, manufacture and marketing of plumbing hardware and industrial components. Park was founded in 1954 by Jerry Shore, the Company's Chairman of the Board, Chief Executive Officer and largest shareholder.

        Unless otherwise indicated, all information in this Report has been adjusted to give effect to the Company's two-for-one stock split in the form of a stock dividend, which was distributed August 15, 1995 to shareholders of record at the close of business on July 24, 1995.

        The Company's business is divided into two industry segments:
(1) electronic materials and (2) plumbing and industrial components.  See
Note 12 of the Notes to Consolidated Financial Statements included in Item 8 of this Report for information concerning the amounts of sales to unaffiliated customers, operating profit, identifiable assets, depreciation and amortization, and capital expenditures attributable to each of the Company's industry segments during its last three fiscal years.

        The sales, operating profit and identifiable assets of the Company's foreign operations for the last three fiscal years are also set forth in
Note 12 of the Notes to Consolidated Financial Statements included in Item
8 of this Report. Such operations are conducted principally by the Company's subsidiaries in the United Kingdom, France and Singapore. The Company's foreign operations are subject to the impact of foreign currency fluctuations. See Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 of this Report.

Electronic Materials Operations

        The Company is a leading global designer and producer of advanced electronic materials used to fabricate complex multilayer printed circuit boards and other electronic interconnect systems, such as backplanes, PC cards and semiconductor packaging systems. The Company's multilayer printed circuit materials include copper-clad laminates, prepregs and semi-finished multilayer printed circuit board panels. The Company has long-term relationships with its major customers, which include leading independent printed circuit board fabricators and major electronic equipment manufac-turers. Multilayer printed circuit boards and interconnect systems are used in virtually all advanced electronic equipment to direct, sequence and control electronic signals between semiconductor devices (such as micropro-cessors and memory and logic devices) and passive components (such as resistors and capacitors). Examples of end uses of the Company's printed circuit materials range from supercomputers to laptops and from satellite switching equipment to cellular phones. The Company has developed long-term relationships with major customers as a result of its leading edge products, extensive technical and engineering service support and responsive manufacturing capabilities.






        Park founded the modern day printed circuit industry in 1957 by inventing a composite material consisting of an epoxy resin substrate reinforced with fiberglass cloth which was laminated together with sheets of thin copper foil. This epoxy-glass copper-clad laminate system is still used to construct the large majority of today's advanced printed circuit products. In 1962, the Company invented the first multilayer printed circuit materials system used to construct multilayer printed circuit boards. The Company also pioneered vacuum lamination and many other manufacturing technologies used in the industry today. The Company believes it is one of the industry's technological leaders.

        As a result of its leading edge products, extensive technical and engineering service support and responsive manufacturing capabilities, the Company expects to continue to take advantage of several industry trends. These trends include the increasing global demand for electronic products and technology, the increasing complexity of electronic products, the increasingly advanced electronic materials required for interconnect performance and manufacturability, the consolidation of the printed circuit board fabrication industry and the time-to-market and time-to-volume pressures requiring closer collaboration with materials suppliers.

        The Company believes that it is one of the world's largest manufacturers of multilayer printed circuit materials and the market leader in North America and Southeast Asia. It also believes that it is the only significant independent manufacturer of multilayer printed circuit materials in the world. The Company was the first manufacturer in the printed circuit materials industry to establish manufacturing presences in the three major global markets of North America, Europe and Asia, with facilities estab-lished in Europe in 1969 and Southeast Asia in 1986.


        Industry Background

        The electronic materials manufactured by the Company and its competitors are used to construct and fabricate complex multilayer printed circuit boards and other advanced electronic interconnect systems. Multilayer printed circuit materials consist of prepregs and copper-clad laminates, as well as semi-finished multilayer printed circuit board panels. Prepregs are chemically and electrically engineered plastic resin systems which are impregnated into and reinforced by a specially manufactured fiberglass cloth product or other woven or non-woven reinforcing fiber.
This insulating dielectric substrate is .030 inch to .002 inch in thickness or less in some cases. These resins systems are usually based upon an epoxy chemistry. One or more plies of prepreg are laminated together to form an insulating dielectric substrate to support the copper circuitry patterns of a multilayer printed circuit board. Copper-clad laminates consist of one or more plies of prepreg laminated together with specialty thin copper foil laminated on the top and bottom. Copper foil is specially formed in thin sheets which may vary from .0030 inch to .0002 inch in thickness and normally have a thickness of .0014 inch or .0007 inch. The Company supplies both copper-clad laminates and prepregs to its customers, which use these products as a system to construct multilayer printed circuit boards.

        The printed circuit board fabricator processes copper-clad laminates to form the inner layers of a multilayer printed circuit board. The fabricator photoimages these laminates with a dry film or liquid photo-resist. After development of the photoresist, the copper surfaces of the laminate are etched to form the circuit pattern. The fabricator then assembles these etched laminates by inserting one or more plies of dielectric prepreg between each of the inner layer etched laminates and also between an inner layer etched laminate and the outer layer copper plane, and then laminating the entire assembly in a press. Prepreg serves as the insulator between the multiple layers of copper circuitry patterns found in the multilayer circuit board. When the multilayer configuration is laminated, these plies of prepreg form an insulating dielectric substrate supporting and separating the multiple inner and outer planes of copper circuitry. The fabricator drills vertical through holes or vias in the multilayer assembly and then plates the through holes or vias to form vertical conductors between the multiple layers of circuitry patterns.
These through holes or vias combine with the conductor paths on the horizontal circuitry planes to create a three-dimensional electronic interconnect system. The outer two layers of copper foil are then imaged and etched to form the finished multilayer printed circuit board. The completed multilayer board is a three-dimensional interconnect system with electronic signals traveling in the horizontal planes of multiple layers of copper circuitry patterns, as well as the vertical plane through the plated holes or vias.

        The global market for advanced electronic products is growing as a result of technological change and frequent new product introductions. This growth is principally attributable to increased sales and more complex electronic content of newer products, such as cellular phones, pagers, personal computers and portable computing devices, and greater use of electronics in other products, such as automobiles. Further, large, almost completely untapped markets for advanced electronics equipment have emerged in such areas as India and China and other areas of the Pacific Rim.

        Semiconductor manufacturers have introduced successive generations of more powerful microprocessors and memory and logic devices. Electronic equipment manufacturers have designed these advanced semiconductors into more compact and often portable products. High performance computing devices in these smaller portable platforms require greater reliability, closer tolerances, higher component and circuit density and increased overall complexity. As a result, the interconnect industry has developed smaller, lighter, faster and more cost-effective interconnect systems, including advanced multilayer printed circuit boards and new types of semiconductor packaging systems such as ball-grid arrays and multi-chip modules.

        Advanced interconnect systems require higher technology printed circuit materials to insure the performance of the electronic system and to improve the manufacturability of the interconnect platform. The growth of the market for more advanced printed circuit materials has outpaced the market growth for standard printed circuit materials in recent years. Printed circuit board fabricators and electronic equipment manufacturers require advanced printed circuit materials that have increasingly higher temperature tolerances and more advanced electrical properties in order to support high speed computing in a miniaturized and often portable environ-ment.

        With the very high density circuit demands of miniaturized high performance interconnect systems, the uniformity, purity, consistency, performance predictability, dimensional stability and production tolerances of printed circuit materials have become successively more critical. High density printed circuit boards and interconnect systems often involve higher layer count multilayer circuit boards where the multiple planes of circuitry and dielectric insulating substrates are very thin (dielectric insulating substrate layers may be .002 inch or less) and the circuit line and space geometries in the circuitry plane are very narrow (.003 inch or less). In addition, advanced surface mount interconnect systems are typically designed with very small pad sizes and very narrow plated through holes or vias which electrically connect the multiple layers of circuitry planes. High density interconnect systems must utilize printed circuit materials whose dimension-al characteristics and purity are consistently manufactured to very high tolerance levels in order for the printed circuit board fabricator to attain and sustain acceptable production yields.


        Shorter product life cycles and competitive pressures have induced electronic equipment manufacturers to bring new products to market and increase production volume to commercial levels more quickly. These trends have highlighted the importance of front-end engineering of electronic products and have increased the level of collaboration among system designers, fabricators and printed circuit materials suppliers. As the complexity of electronic products increases, materials suppliers must provide greater technical support to interconnect systems fabricators on a timely basis regarding manufacturability and performance of new materials systems.


        Products and Services

        The Company produces a broad line of advanced printed circuit materials used to fabricate complex multilayer printed circuit boards and other electronic interconnect systems, including backplanes, PC cards and semiconductor packaging systems. The Company also manufactures semi-finished multilayer printed circuit board panels for a select group of customers. The Company's diverse advanced printed circuit materials product line is designed to address a wide array of end-use applications and performance requirements.

        The Company's product line has been developed internally and through long-term development projects with its principal suppliers. The Company focuses its research and development efforts on developing industry leading product technology to meet the most demanding product requirements and has designed its product line with a focus on the higher performance, higher technology end of the materials spectrum. All of the Company's existing electronic materials products have been introduced since 1990.

        Most of the Company's research and development expenditures are attributable to the efforts of its electronic materials operations. In response to the rapid technological changes in the electronic materials business, these expenditures on research and product development have increased over the past several years.

        The Company's products include high-temperature modified epoxies, bismaleimide triazine epoxies ("BT epoxy"), non-MDA polyimides, enhanced polyimides, high performance epoxy Thermount materials ("Thermount" is a registered trademark of E.I. duPont de Nemours & Co.), cyanate esters and PTFE materials.

        In March 1996, the Company entered into a technical license agreement with Mitsubishi Gas Chemical Company, Inc. of Japan ("MGC"), which grants the Company a license to use MGC's technology relating to the production of BT/epoxy copper-clad laminate materials which are specially designed for the manufacture of advanced semiconductor packages, such as plastic ball grid arrays, plastic pin grid arrays and other advanced high density plastic laminate chip packages. The Company expects to supply these new plastic laminate semiconductor packaging materials to certain leading packaging and semiconductor manufacturing companies in the North American and European markets. Plastic laminate chip packages are gaining wider acceptance in the semiconductor industry for advanced chip packaging applications, particularly for high pin count and fast clock speed semiconductor packages.

        In addition to prepreg and copper-clad laminate printed circuit materials products, the Company also manufactures semi-finished multilayer printed circuit board panels as a value-added service for a limited number of its key customers. Production of the Company's semi-finished multilayer product involves several additional manufacturing steps beginning with the photoimaging and etching of the copper-clad laminate product into the circuitry patterns specified by the customer. These etched laminates form the inner layers of the multilayer circuit board. The etched inner layers are then laminated into a multilayer assembly with insulating dielectric prepreg inserted between the multiple etched inner layers and outer layer copper planes. The outer planes of copper foil are left in unprocessed "blank" form and the product is delivered to the customer at this stage in the process. The fabricator customer then drills and plates the through holes or vias and finishes the outer layers of circuitry patterns to complete the product.

        The Company has developed long-term relationships with select customers through broad-based technical support and service, as well as manufacturing proximity and responsiveness at multiple levels of the customer's organization. The Company focuses on developing a thorough understanding of its customer's business, product lines, processes and technological challenges. The Company seeks customers which are industry leaders committed to maintaining and improving their industry leadership positions and which are committed to long-term relationships with their suppliers. The Company also seeks business opportunities with the more advanced printed circuit fabricators and electronic equipment manufacturers which are interested in the full value of products and services provided by their suppliers. The Company believes its proactive and timely support in assisting its customers with the integration of advanced materials technology into new product designs further strengthens its relationships with its customers.

        The Company's emphasis on service and close relationship with its customers is reflected in its relatively short lead times. The Company has designed its manufacturing processes and service organizations to provide the customer with its printed circuit materials products on a just-in-time basis.

        The Company has located its advanced printed circuit materials manufacturing operations in strategic locations intended to serve specific regional markets. By situating its facilities in close geographical proximity to its customers, the Company is able to rapidly adjust its manufacturing processes to meet customers' new requirements and respond quickly to customers' technical needs. The Company has full technical staffs based at each of its manufacturing locations, which allows the rapid dispatch of technical personnel to a customer's facility to assist the customer in quickly solving design, process, production or manufacturing problems.


        Customers and End Markets

        The Company's customers for its advanced electronic materials include the leading independent printed circuit board fabricators and major electronic equipment manufacturers in the computer, telecommunications, transportation, aerospace and instrumentation industries located throughout the United States, Canada, Europe and the Far East. The Company seeks to align itself with the larger, more technologically-advanced and better capitalized independent printed circuit board fabricators and major electronic equipment manufacturers which are industry leaders committed to maintaining and improving their industry leadership positions and to building long-term relationships with their suppliers. The Company's selling effort typically involves several stages and relies on the talents of Company personnel at different levels, from management to sales personnel and quality engineers. The Company's strategy emphasizes the use of multiple facilities established in market areas in close proximity to its customers.




        During the Company's 1996 fiscal year, more than 10% of the Company's sales were made to a major domestic manufacturing concern. This concern has purchased a significant amount of product from the Company for more than three years, and the Company believes its relations with this customer are strong and that this customer will continue to make significant purchases of printed circuit materials product from the Company in the immediate future. Although the Company's electronic materials segment is not dependent on this single customer, the loss of this customer could have a material adverse effect on the business of this segment. Although no other single customer accounted for 10% or more of total sales of the Company for the 1996 fiscal year and the electronic materials segment is not dependent on any other single customer, the loss of a major customer or of a group of this segment's customers could have a material adverse effect upon the business of this segment.

        The Company's electronic materials segment's products are marketed by sales personnel in industrial centers in the United States, Europe and the Far East. Such personnel include both salaried employees and indepen-dent sales representatives who work on a commission basis.

        Manufacturing

        The process for manufacturing multilayer printed circuit materials is capital intensive and requires sophisticated equipment as well as clean-room environments. The key steps in the Company's manufacturing process include: the impregnation of specially designed fiberglass cloth with a resin system and the partial curing of that resin system; the assembling of laminates consisting of single or multiple plies of prepreg and copper foil in a clean-room environment; the vacuum lamination of the copper-clad assemblies under simultaneous exposure to heat, pressure and vacuum; and the finishing of the laminates to customer specifications.

        Prepreg is manufactured in a treater. A treater is a roll-to-roll continuous machine which sequences specially designed fiberglass cloth or other reinforcement fabric into a resin tank and then sequences the resin-coated cloth through a series of ovens which partially cure the resin system into the cloth. This partially cured product or prepreg is then sheeted or paneled and packaged by the Company for sale to customers, or used by the Company to construct its copper-clad laminates.

        The Company manufactures copper-clad laminates by first setting up in a clean room an assembly of one or more plies of prepreg stacked together with a sheet of specially manufactured copper foil on the top and bottom of the assembly. This assembly, together with a large quantity of other laminate assemblies, is then inserted into a large, multiple opening vacuum lamination press. The laminate assemblies are then laminated under simultaneous exposure to heat, pressure and vacuum. After the press cycle is complete, the laminates are removed from the press and sheeted, paneled and finished to customer specifications. The product is then inspected and packaged for shipment to the customer.

        The Company manufactures multilayer printed circuit materials at eight fully integrated facilities located in the United States, Europe and Southeast Asia. The Company opened its California facility in 1965, its United Kingdom facility in 1969, its first Arizona and France facilities in 1984, its Singapore facility in 1986 and its second Arizona and France facilities in 1992. The Company services the North American market principally through its United States manufacturing facilities, the European market principally through its manufacturing facilities in the United Kingdom and France, and the Asian market principally through its Singapore manufacturing facility. The Company has located its manufacturing facilities in its important markets. By maintaining full technical and engineering staffs at each of its manufacturing facilities, the Company is able to deliver fully-integrated products and services on a timely basis.

        During the 1996 fiscal year, the Company expanded its New York State operations to increase its production capacity for advanced printed circuit materials principally for the United States market and expanded its Tempe, Arizona operations to provide enhanced capability and capacity to produce high density, semi-finished multilayer panels and interconnect systems. It commenced commercial operations at these expanded facilities during the early part of its 1997 fiscal year. The Company is considering further expansions of its electronic materials operations in one or more additional locations during the 1997 fiscal year, particularly in the United States and Southeast Asia.

        All of the Company's multilayer printed circuit materials manufac-turing facilities are used for manufacturing, engineering and product development, except for the facility located in Lannemezan, France, which is principally a product research and development facility. All of the Company's printed circuit materials manufacturing facilities are ISO 9002 certified.

        Materials and Sources of Supply

        The principal materials used in the manufacture of the Company's electronic products are specially manufactured copper foil, fiberglass cloth and synthetic reinforcements, and specially formulated resins and chemicals. The Company attempts to develop and maintain close working relationships with suppliers of those materials who have dedicated themselves to complying with the Company's stringent specifications and technical requirements. While the Company's philosophy is to work with a limited number of suppliers, the Company has identified alternate sources of supply for each of these materials. However, there are a limited number of qualified suppliers of these materials, substitutes for these materials are not readily available, and, in the recent past, the industry has experienced shortages in the market for certain of these materials. While the Company has not experienced significant problems in the delivery of these materials and considers its relationships with its suppliers to be strong, a disruption of the supply of material from one of the Company's principal suppliers or an inability to obtain essential materials could materially adversely affect the business, financial condition and results of operations of the Company. Significant increases in the cost of materials purchased by the Company could also have a material adverse effect on the Company's business, financial condition and results of operations if the Company were unable to pass such price increases through to its customers.

        Competition

        The multilayer printed circuit materials industry is characterized by intense competition and ongoing consolidation. The Company's competitors are primarily divisions or subsidiaries of very large, diversified multinational manufacturers which are substantially larger and have greater financial resources than the Company and, to a lesser degree, smaller regional producers. Because the Company focuses on the higher technology segment of the electronic materials market, technological innovation, quality and service, as well as price, are significant competitive factors.

        The Company believes that there are approximately ten significant multilayer printed circuit materials manufacturers in the world and many of these competitors have or are developing significant presences in the three major global markets of North America, Europe and Asia. The Company believes that the multilayer printed circuit materials industry is rapidly becoming more global and that the remaining smaller regional manufacturers will find it increasingly difficult to remain competitive. The Company believes that it is currently one of the world's largest multilayer printed circuit materials manufacturers and the market leader in North America and Southeast Asia. The Company further believes it is the only significant independent manufacturer of multilayer printed circuit materials in the world today.

        The markets in which the Company's electronic materials operations compete are characterized by rapid technological advances, and the Company's position in these markets depends largely on its continued ability to develop technologically advanced and highly specialized products. Although the Company believes it is an industry technology leader and directs a significant amount of its time and resources toward maintaining its technological competitive advantage, there is no assurance that the Company will be technologically competitive in the future, or that the Company will continue to develop new products that are technologically competitive.

Plumbing and Industrial Component Operations

        The Company's plumbing and industrial component segment is comprised of its plumbing, advanced composite, and industrial adhesive tape busi-nesses. The Company markets plumbing hardware products which it designs and manufactures typically from chrome and brass plated zinc and plastic. The Company also markets brass cast and plastic plumbing hardware products and components. These products are sold to original equipment manufacturers, hardware and plumbing wholesalers and home improvement centers. The Company's plumbing hardware products are designed for low cost and ease of installation and repair and also for water and energy conservation. The advanced composite business' products are utilized by the defense, aerospace and other commercial industries. The Company's specialty industrial adhesive tape business produces tapes and bonding films for a variety of applications including joining industrial components together.

        Marketing and Customers

        The Company's plumbing and industrial component customers, substantially all of which are located in the United States, include OEMs, hardware and plumbing wholesalers, home improvement centers and manufactur-ers in the defense and aerospace industry. All of such products are marketed by sales personnel including both salaried employees and independent sales representatives who work on a commission basis. Zinc and plastic plumbing hardware products are manufactured and assembled at the Company's facilities in Grand Rapids and Comstock Park, Michigan. The Company's brass cast plumbing hardware products are designed by the Company and manufactured by a prominent Mexican faucet manufacturer under a long-term contract between the Company and this manufacturer. The Company's advanced composite manufacturing facility is located in Waterbury, Connecticut. Holyoke, Massachusetts is the site of the Company's specialty adhesive tape business.

        While no single plumbing and industrial component customer accounted for 10% or more of the Company's total sales during the last fiscal year, the loss of a major customer or of a group of some of the largest customers of the plumbing and industrial component segment could have a material adverse effect upon this segment.

        Manufacturing and Sources of Supply

        The Company designs and manufactures its plumbing hardware to its own specifications and to the specifications of original equipment manufacturers, using combinations of materials and product designs that are developed by its personnel. The Company's product development efforts relating to its plumbing hardware business operations are directed toward the development of new decorative plumbing hardware product designs and new materials to be used in the manufacture of plumbing products. This requires market research, industrial design, engineering and testing for ease of installation and durability. The Company usually combines chrome-plated zinc and plastic moldings for its products.



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

        In addition, the Company designs and manufactures its advanced composites and industrial tapes to its own specifications and to the specifications of its customers. Product development efforts are devoted toward the conforming of the Company's advanced composites to the specifica-tions of, and the obtaining of approvals from, the Company's customers. The materials used in the manufacture of these industrial components include chemicals, films, resins, fiberglass, plastics, and other fabricated materials and adhesives. The Company purchases these materials from several suppliers. Although satisfactory substitutes for many of these materials are not readily available, the Company has experienced no difficulties in obtaining such materials.

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


Backlog

        The Company records an item as backlog when it receives a purchase order specifying the number of units to be purchased, the purchase price, specifications and other customary terms and conditions. At May 3, 1996, the unfilled portion of all purchase orders believed to be firm was approximately $18,917,000, compared to $20,381,000 at April 28, 1995.
Backlog of the Company's two industry segments at May 3, 1996, compared to April 28, 1995, was as follows:

                                   May 3, 1996          April 28, 1995
     Electronic Materials          $ 9,747,000            $11,614,000
     Plumbing and Industrial
      Components                     9,170,000              8,767,000

     Total                         $18,917,000            $20,381,000

     Various factors contribute to the size of the Company's backlog. Accordingly, the foregoing information may not be indicative of the Company's results of operations for any period subsequent to the fiscal year ended March 3, 1996.

Patents and Trademarks

     The Company holds several patents and trademarks or licenses thereto. In the Company's opinion, some of these patents and trademarks are important to its products. Generally, however, the Company does not believe that an inability to obtain new, or to defend existing, patents and trademarks would have a material adverse effect on the Company.



Employees

     At March 3, 1996, the Company had approximately 2,240 employees. Of these employees, 1,890 were engaged in the Company's electronic material operations, 330 in its plumbing and industrial components operations and 20 consisted of executive personnel and general administrative staff. Approximately 8% of the Company's employees, all of whom are engaged in the plumbing and industrial components operations, are subject to collective bargaining agreements. Management considers its labor relations to be satisfactory.

Environmental Matters

     The Company is subject to stringent environmental regulation of its use, storage, treatment and disposal of hazardous materials and the release of emissions into the environment. The Company believes that it currently is in substantial compliance with the applicable federal, state and local environmental laws and regulations to which it is subject and that continuing compliance therewith will not have a material effect on its capital expenditures, earnings or competitive position. The Company does not currently anticipate making material capital expenditures for environ-mental control facilities for its existing manufacturing operations during the remainder of its current fiscal year or its succeeding fiscal year. However, developments, such as the enactment or adoption of even more stringent environmental laws and regulations, could conceivably result in substantial additional costs to the Company.

     The Company and certain of its subsidiaries have been named by the Environmental Protection Agency (the "EPA") or a comparable state agency under the Comprehensive Environmental Response, Compensation and Liability Act (the "Superfund Act") or similar state law as potentially responsible parties for a number of hazardous waste disposal sites or other potentially contaminated areas. Under the Superfund Act and similar state laws, all parties who may have contributed any waste to a hazardous waste disposal site or contaminated area identified by the EPA or comparable state agency are jointly and severally liable for the cost of cleanup unless the EPA or such agency agrees otherwise. Generally, these sites are locations at which numerous persons disposed of hazardous waste. In the case of the Company's subsidiaries, generally the waste was removed from their manufacturing facilities and disposed at the waste sites by various companies which contracted with the subsidiaries to provide waste disposal services.
Neither the Company nor any of its subsidiaries have been accused of or charged with any wrongdoing or illegal acts in connection with any such sites. The Company believes it maintains an effective and comprehensive environmental compliance program. Management believes the ultimate disposition of known environmental matters will not have a material adverse effect upon the Company.


Item 2.  Properties.

         The following chart indicates the significant properties owned and leased by the Company, the industry segment which uses the properties, and the location and size of each such property. All of such properties, except for the Lake Success, New York property, are used principally as manufactur-ing, warehouse and assembly facilities.









                                                                  Size
                          Owned or                               (Square
     Location              Leased                Use             Footage)
 Lake Success, NY         Leased         Executive Offices         7,000
 Walden, NY               Owned          Electronic Materials     51,000
 Newburgh, NY             Leased         Electronic Materials     57,000
 Fullerton, CA            Leased         Electronic Materials     95,000
 Anaheim, CA              Leased         Electronic Materials     26,000
 Tempe, AZ                Leased         Electronic Materials     86,000
 Tempe, AZ                Leased         Electronic Materials     38,000
 Tempe, AZ                Leased         Electronic Materials     15,000
 Mirebeau, France         Owned          Electronic Materials     81,000
 Lannemezan, France       Owned          Electronic Materials     29,000
 Skelmersdale, England    Owned          Electronic Materials     54,000
 Chippenham, England      Leased         Electronic Materials      5,000
 Singapore                Leased         Electronic Materials     48,000
 Singapore                Leased         Electronic Materials     10,000
 Grand Rapids, MI         Owned          Plumbing Components     165,000
 Comstock Park, MI        Leased         Plumbing Components      39,000
 Holyoke, MA              Leased         Industrial Components-   24,000
                                          Specialty Adhesive
                                          Tapes and Films
 Waterbury, CT            Leased         Industrial Components-  100,000
                                          Advanced Composites

         The Company believes its facilities and equipment to be in good condition and reasonably suited and adequate for its current needs.


Item 3.  Legal Proceedings.

         (a) There are no material pending legal proceedings to which the Company is a party or to which any of its properties is subject.

         (b) No material pending legal proceeding was terminated during the fiscal quarter ended March 3, 1996.


Item 4.  Submission of Matters to a Vote of Security Holders.

         None.


Executive Officers of the Registrant.

         Name                           Title                       Age

    Jerry Shore         Chairman of the Board, Chief                 70
                        Executive Officer and a Director

    Brian E. Shore      President and a Director                     44

    E. Phillip Smoot    Executive Vice President and a               58
                        Director

    Paul R. Shackford   Vice President and Chief                     46
                        Financial Officer, Secretary and
                        Treasurer


         Jerry Shore has served the Company in the capacities stated above for more than the past five years.

         Brian Shore has served as a Director of the Company for more than the past five years. Brian Shore was elected a Vice President of the Company in January 1993, Executive Vice President in May 1994 and President effective March 4, 1996, the first day of the Company's current fiscal year. Brian Shore also served as General Counsel of the Company from April 1988 until April 1994.

         Mr. Smoot has served the Company in the capacities stated above for more than the past five years.

         Mr. Shackford became Vice President, Chief Financial Officer, Secretary and Treasurer of the Company in August 1995. Prior to that time, he served as Executive Vice President, Chief Financial Officer and Assistant Secretary of Equitable Bag Co., Inc. ("Equitable") from January 1993 and also as Treasurer from June 1993 and as Secretary from June 1994. From January 1991 to December 1992, he was Vice President-Finance and Chief Financial Officer of Equitable.

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







































                                   PART II


Item 5.  Market for the Registrant's Common
         Stock and Related Stockholder Matters.

         The Company's Common Stock is listed and trades on the New York Stock Exchange (trading symbol PKE). (The Common Stock also trades on the Midwest Stock Exchange.) The following table sets forth, for each of the quarterly periods indicated, the high and low sale prices for the Common Stock as reported on the New York Stock Exchange Composite Tape and dividends declared on the Common Stock, all as adjusted for the two-for-one stock split in the form of a stock dividend distributed August 15, 1995 to shareholders of record at the close of business on July 24, 1995.

     For the Fiscal Year           Stock Price               Dividends
     Ended March 3, 1996         High         Low             Declared
       First Quarter            20 1/16      16 7/8             $.06
       Second Quarter           31 1/2       17 1/8             $.06
       Third Quarter            34 1/8       28                 $.08
       Fourth Quarter           37 7/8       28 3/8             $.08

     For the Fiscal Year           Stock Price               Dividends
   Ended February 26, 1995       High         Low             Declared
       First Quarter            15 7/16      12 15/16           $.04
       Second Quarter           17 3/8       12 13/16           $.04
       Third Quarter            17 7/8       14 11/16           $.06
       Fourth Quarter           17 11/16     13 5/8             $.06

         As of May 3, 1996, there were 2,451 holders of record of Common
Stock.

         The Company expects, for the immediate future, to continue to pay regular cash dividends.


Item 6.  Selected Financial Data.

         The following selected consolidated financial data of Park and its subsidiaries is qualified by reference to, and should be read in conjunction with, the consolidated financial statements, related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein. Insofar as such consolidated financial information relates to the five fiscal years ended March 3, 1996 and is as of the end of such periods, it is derived from the consolidated financial statements for such periods and as of such dates audited by Ernst & Young LLP, independent Certified Public Accountants, for the three fiscal years ended March 3, 1996 and Deloitte & Touche LLP, independent Certified Public Accountants, for all prior periods presented. The consolidated financial statements as of March 3, 1996 and February 26, 1995 and for the three years ended March 3, 1996, together with the auditors' reports for the three years ended March 3, 1996, appear elsewhere in this Report.














Item 6

                                                             Fiscal Year Ended
                                           Mar. 3,     Feb. 26,   Feb. 27,   Feb. 28,   Mar. 1,
                                            1996        1995       1994       1993       1992
                                                  (In thousands, except per share amounts)
STATEMENT OF EARNINGS INFORMATION:
Net sales                                  $312,966    $253,022   $208,410   $175,176   $165,287
Cost of sales                               242,655     196,917    168,175    149,145    141,717
Gross profit                                 70,311      56,105     40,235     26,031     23,570
Selling, general and administrative
 expenses                                    35,236      29,995     25,930     22,865     21,250

Profit from operations                       35,075      26,110     14,305      3,166      2,320

Other income (expense):
 Interest and other income, net               2,285       1,822        947      1,967      2,252
 Interest expense                               (96)       (431)    (2,407)    (2,058)    (2,649)

   Total other income (expense)               2,189       1,391     (1,460)       (91)      (397)

Earnings before income taxes                 37,264      27,501     12,845      3,075      1,923

Income tax provision                         12,366      10,156      4,783        810        608

Net earnings                               $ 24,898    $ 17,345   $  8,062   $  2,265   $  1,315

Earnings per share:

 Primary                                   $   2.11    $   1.59   $   1.01   $    .25   $    .15

 Fully diluted                             $   2.10    $   1.52   $    .84   $    .25   $    .15

Weighted average number of common
 and common equivalent shares
 outstanding:

 Primary                                     11,794      10,858      7,986      9,068      9,056

 Fully diluted                               11,860      11,570     11,454      9,068      9,056

Cash dividends per common share            $    .28    $    .20   $    .16   $    .16   $    .16

BALANCE SHEET INFORMATION:
Working capital                            $160,965    $ 55,035   $ 45,867   $ 45,811   $ 51,737
Total assets                                298,975     162,051    140,750    129,009    130,734
Long-term debt                              100,000          23     32,861     33,957     33,439
Stockholders' equity                        134,427     112,048     61,454     60,700     62,275





Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

         Park is a leading global designer and producer of advanced electronic materials used to fabricate complex multilayer printed circuit boards and other electronic interconnect systems, such as backplanes, PC cards and semiconductor packaging systems. The Company's customers for its advanced printed circuit materials include leading independent circuit board fabricators and large electronic equipment manufacturers in the computer, telecommunications, transportation, aerospace and instrumentation indus-tries. The Company's electronic materials operations accounted for more than 86% of net sales worldwide and more than 95% of operating profit in each of the last three fiscal years. The Company's foreign electronic materials operations accounted for an average of approximately 24% of net sales worldwide for the 1994 and 1995 fiscal years and approximately 29% for the fiscal year ended March 3, 1996.

         The Company's sales growth during the last three fiscal years has been led by strong growth in sales by its United States and Singapore electronic materials operations. More recently, increased sales by the Company's European operations have also contributed to this growth. The Company's ongoing efforts to expand its higher technology, higher margin product lines have contributed to the growth of the Company's sales of electronic materials during this period.

         The Company has also improved the manufacturing efficiencies of its electronic materials business since the beginning of its 1993 fiscal year. These improvements have been the result of consolidating functions, more effective capacity utilization, reducing manufacturing waste and improving yields, improving the overall productivity of the Company's workforce, and redesigning product in order to reduce material costs.

         Sales volume of the Company's electronic materials segment has increased during each of the last three fiscal years. However, growth of the Company's electronic materials business was constrained during the 1996 fiscal year by the Company's available manufacturing capacity. During the 1996 fiscal year, the Company expanded its manufacturing capacity in Newburgh, New York and Tempe, Arizona, and commenced commercial operations in both locations during the early part of the 1997 fiscal year. The Company is considering further expansions of its electronic materials operations, particularly in the United States and Southeast Asia.


Fiscal Year 1996 Compared with Fiscal Year 1995:

      The Company's electronic materials business was responsible for the improvement in the Company's results of operations for the fiscal year ended March 3, 1996. The United States and Asian markets for sophisticated printed circuit materials were strong during the 1996 fiscal year, and the Company's electronic materials operations located in these regions performed well as a result. While the market in Europe for sophisticated printed circuit materials has not been as strong as in the United States or Asia, it improved over the prior fiscal year, and the Company's European operations benefitted from this improvement.

      During the 1996 fiscal year, the Company's electronic materials business incurred raw material cost increases and additional costs associated with the Company's ongoing major expansion projects in Newburgh, New York and Tempe, Arizona. In addition, the electronic materials business experienced temporary inefficiencies caused by operating certain facilities at levels in excess of their designed manufacturing capacity. These cost increases and temporary operating inefficiencies adversely affected the Company's gross margins. However, the Company was able to offset such effects by improving its overall operating efficiencies, in part, by consolidating functions, by continuing to reduce manufacturing waste and improve yields, and by improving the overall productivity of its workforce. In addition, the Company redesigned product in order to reduce material costs. The Company was also able to offset these cost increases and inefficiencies through its ongoing efforts to expand its higher technology, higher margin product lines.

      Operating results of the Company's plumbing and industrial components business were not significant during the 1996 fiscal year.

      Results of Operations

      Sales for the fiscal year ended March 3, 1996 increased 24% to $313.0 million from $253.0 million for the fiscal year ended February 26, 1995. Sales of the electronic materials business for the 1996 fiscal year were $274.9 million, or 88% of total sales worldwide, compared with $218.3 million, or 86% of total sales worldwide, for the 1995 fiscal year. This 26% increase in sales of electronic materials was principally the result of higher volume of electronic materials shipped and an increase in sales of higher technology products. Sales of the plumbing and industrial components business for the 1996 fiscal year increased 10% to $38.1 million from $34.7 million for the 1995 fiscal year.

      The Company's foreign electronic materials operations accounted for $91.7 million of sales, or 29% of the Company's total sales worldwide, during the 1996 fiscal year compared with $61.9 million of sales, or 24% of total sales worldwide, during the 1995 fiscal year. Sales by the Company's foreign operations during the 1996 fiscal year increased 48% from the 1995 fiscal year. While sales by each of the Company's foreign operations were higher in the 1996 fiscal year compared with the 1995 fiscal year, the increase in sales by foreign operations was principally due to an increase in sales by the Company's Singapore operations. The expansion of the Company's Singapore manufacturing facility was completed at the end of the Company's 1995 fiscal year.

      The gross margin for the Company's worldwide operations was 22.5% during the 1996 fiscal year compared with 22.2% for the 1995 fiscal year. The improvement in the gross margin was attributable to the increase in sales volume over the prior fiscal year, the continuing growth in sales of higher technology, higher margin products and improved operating efficien-cies. This improvement was offset in part by higher raw material costs, costs associated with the start-up of the new facilities in Newburgh, New York and Tempe, Arizona, and inefficiencies caused by operating certain facilities at levels in excess of designed capacity.

      Selling, general and administrative expenses, measured as a percentage of sales, were 11.3% during the 1996 fiscal year compared with 11.9% during the 1995 fiscal year. This reduction was a function of the partially fixed nature of the selling, general and administrative expenses relative to the increase in sales.

      For the reasons set forth above, profit from operations for the 1996 fiscal year increased 34% to $35.1 million from $26.1 million for the 1995 fiscal year.

      Interest and other income, principally investment income, increased 25% to $2.3 million for the 1996 fiscal year from $1.8 million for the 1995 fiscal year. The increase in investment income was attributable to the increase in the prevailing interest rates during the current year and to the increase in cash available for investment. The Company's investments were primarily short-term taxable instruments and government securities.
Interest expense for the 1996 fiscal year was minimal compared with $0.4 million during the 1995 fiscal year. During the first quarter of the prior fiscal year, the Company called its 7.25% Convertible Subordinated Debentures for redemption; as a result, nearly all of such Debentures outstanding at the beginning of the prior fiscal year were converted into Common Stock during that fiscal year's first quarter, which eliminated the Company's long-term debt and the associated interest expense.

      The Company's effective income tax rate for the 1996 fiscal year was 33.2% compared with 36.9% for the 1995 fiscal year. This decrease in the effective tax rate was primarily the result of favorable foreign tax rate differentials.

      Net earnings for the 1996 fiscal year increased 44% to $24.9 million from $17.3 million for the 1995 fiscal year. Primary and fully diluted earnings per share increased to $2.11 and $2.10, respectively, for the 1996 fiscal year from $1.59 and $1.52, respectively, for the 1995 fiscal year. This increase in net earnings and earnings per share was primarily attributable to the increase in the profit from operations, the effects of the conversion of the Debentures and the lower effective tax rate.

Fiscal Year 1995 Compared with Fiscal Year 1994:

      The electronic materials business in the United States and Singapore continued its strong growth in the fiscal year ended February 26, 1995 which significantly improved the Company's operating results during that fiscal year. As a result of this growth, enhanced operating efficiencies and continued emphasis on higher technology products, the operating profits of the electronic materials business were sufficient to offset the impact of rising raw material costs and pricing pressures. The Company's European electronic materials operations also improved during the 1995 fiscal year as a result of strengthening in the European market for the Company's products.

      The Company focused its capital investments during the 1995 fiscal year principally on its electronic materials business for the purpose of enhancing capability and expanding capacity. The Company also continued to invest in its electronic materials business' leading edge technology and product development efforts. The expansion of the Company's Singapore facility was completed at the end of the Company's 1995 fiscal year.

      During the second half of the 1995 fiscal year, the Company's plumbing hardware business returned to modest profitability. The Company's advanced composite business' performance improved during the 1995 fiscal year under its new management team as it refocused its products towards non-military applications, such as wireless communications. The Company's specialty adhesive tape business performed well during the 1995 fiscal year, with increased sales and earnings due in part to focusing towards high-technology, high-margin products.

      Results of Operations

      Sales for the fiscal year ended February 26, 1995 increased 21% to $253.0 million from $208.4 million for the fiscal year ended February 27, 1994. Sales of the electronic materials operations for the 1995 fiscal year were $218.3 million, or 86% of total sales worldwide, compared with $182.6 million, or 88% of total sales worldwide, for the 1994 fiscal year. This 20% increase in sales of electronic materials was principally the result of higher volume of electronic materials shipped. Sales of the plumbing and industrial component business for the 1995 fiscal year increased 34% to $34.7 million from $25.8 million for the 1994 fiscal year, principally due to increased volume.

      The Company's foreign electronic materials operations accounted for $61.9 million of sales, or 24% of the Company's total sales worldwide, during the 1995 fiscal year compared with $46.5 million, or 22% of total sales worldwide, during the 1994 fiscal year. Sales by the Company's foreign operations during the 1995 fiscal year increased 33% from the 1994 fiscal year. While sales by the Company's foreign operations were higher in the 1995 fiscal year at each of the Company's foreign operations compared with the 1994 fiscal year, the increase in sales by foreign operations was principally due to increased sales of the Company's Singapore operations.

      The gross margin for the Company's worldwide operations was 22.2% for the 1995 fiscal year compared with 19.3% for the 1994 fiscal year. The gross margin improved as a result of operating efficiencies, attributable in part to the increase in sales volume, more effective capacity utilization and reduced manufacturing waste.

      Selling, general and administrative expenses, measured as a percentage of sales, were 11.9% during the 1995 fiscal year compared with 12.4% during the 1994 fiscal year. This reduction was a function of the partially fixed nature of the selling, general and administrative expenses relative to the increase in sales.

      For the reasons set forth above, profit from operations for the 1995 fiscal year increased 83% to $26.1 million from $14.3 million for the 1994 fiscal year.

      Interest and other income, principally investment income, increased 92% to $1.8 million during the 1995 fiscal year from $0.9 million during the 1994 fiscal year. This increase in investment income occurred because the average rate of interest earned by the Company during the 1995 fiscal year was higher than during the 1994 fiscal year and because the Company had more cash available for investment. The Company's investments were primarily short-term taxable instruments and government securities. During the 1995 fiscal year, interest expense decreased 82% to $0.4 million from $2.4 million during the 1994 fiscal year. This expense was attributable to interest on the Company's 7.25% Convertible Subordinated Debentures and, to a lesser extent, on loans carried by certain of the Company's foreign subsidiaries. The decrease in this expense was due to the call for redemption of such Debentures, nearly all of which were converted into Common Stock by May 31, 1994.

      The Company's effective income tax rate for the 1995 fiscal year was 36.9% compared with 37.2% for the 1994 fiscal year. The effective tax rate for the 1995 fiscal year decreased due to the impact of foreign net operating losses without tax benefit and favorable foreign tax rate differentials, offset in part by a reduction in general business credits.

      The Company's net earnings increased 115% in the 1995 fiscal year to $17.3 million from $8.1 million during the 1994 fiscal year. Primary and fully diluted earnings per share increased to $1.59 and $1.52, respectively, for the 1995 fiscal year compared with $1.01 and $.84, respectively, for the 1994 fiscal year. The increase in net earnings and earnings per share was attributable principally to the increase in profit from operations and the effects of the conversion of Debentures into Common Stock.

Liquidity and Capital Resources:

      At March 3, 1996, the Company's cash and temporary investments were $143.2 million compared with $45.9 million at February 26, 1995, the end of the Company's 1995 fiscal year. The increase in the Company's cash and investment position at March 3, 1996 was attributable to the receipt of $96.8 million from the sale of the Company's 5.5% Convertible Subordinated Notes due 2006 (the "Notes") on February 28, 1996 and cash provided from operating activities in excess of investments in property, plant and equipment, as discussed below. The Company's working capital was $161.0 million at March 3, 1996 compared with $55.0 million at February 26, 1995. The increase at March 3, 1996 compared with February 26, 1995 was due to the proceeds from the sale of the Notes and increases in receivables and inventories, offset in part by higher payables. The increase in receivables at March 3, 1996 compared with February 26, 1995 was due principally to increased sales; the increase in inventories for the same period was due to increased sales and to higher purchases of raw materials to ensure adequate supply of such materials. The Company's current ratio (the ratio of current assets to current liabilities) was 3.8 to 1 at March 3, 1996 compared with
2.3 to 1 at February 26, 1995.

      During the 1996 fiscal year, the Company generated funds from operations of $27.4 million and expended $24.5 million for the purchase of property, plant and equipment. Cash provided by net earnings before depreciation and amortization of $34.7 million was reduced by a net increase in non-cash working capital items, resulting in $27.4 million of cash provided from operating activities. A significant portion of the 1996 fiscal year's capital expenditures related to installation of additional capacity at new electronic materials facilities in Newburgh, New York and Tempe, Arizona. These expansions will increase the Company's capacity and capability for the production of sophisticated printed circuit materials. Expenditures for property, plant and equipment were $24.5 million, $17.5 million and $9.6 million in the 1996, 1995 and 1994 fiscal years, respec-tively. The Company expects the level of capital expenditures in the 1997 fiscal year to be in the same range as in the 1996 fiscal year. The Company is currently considering further expansions of its electronic materials operations, particularly in the United States and Southeast Asia.

      At March 3, 1996, the Company's only long-term debt was the Notes.
The Company believes its financial resources will be sufficient, for the foreseeable future, to provide for continued investment in property, plant and equipment and for general corporate purposes. Such resources, including the proceeds from the Notes, would also be available for appropriate acquisitions and other expansions of the Company's business.

Factors That May Affect Future Results.

      The Private Securities Litigation Reform Act of 1995 provides a new "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. Accordingly, the Company hereby identifies the following important factors which could cause the Company's actual results to differ materially from any such results which might be projected, forecast, estimated or budgeted by the Company in forward-looking state-ments.

  . The Company's business is dependent on certain aspects of the electronics industry, which is a cyclical industry and which has experienced recurring downturns. The downturns, such as occurred in the first quarter of the Company's fiscal year ending March 2, 1997, can be unexpected and have often reduced demand for, and prices of, electronic materials.

  . The Company's operating results are affected by a number of factors, including various factors beyond the Company's control. Such factors include economic conditions in the electronics industry, the timing of customer orders, product prices, process yields, the mix of products sold and maintenance-related shutdowns of facilities. Operating results also can be influenced by development and introduction of new products and the costs associated with the start-up of new facilities.

  . Rapid technological advances in semiconductors and electronic equipment have placed rigorous demands on the electronic materials manufactured by the Company and used in printed circuit board production. The Company's operating results will be affected by the Company's ability to maintain and increase its technological and manufacturing capability and expertise in this rapidly changing industry.

  . The electronic materials industry is intensely competitive and the Company competes worldwide in the market for materials used in the production of complex multilayer printed circuit boards. The Company's competitors are substantially larger and have greater financial resources than the Company, and the Company's operating results will be affected by its ability to maintain its competitive position in the industry.

  . There are a limited number of qualified suppliers of the principal materials used by the Company in its manufacture of electronic materials products. Substitutes for these products are not readily available, and in the recent past there have been shortages in the market for certain of these materials.

  . The Company's customer base is concentrated, in part, because the Company's business strategy has been to develop long-term relation-ships with a select group of customers. During the Company's fiscal year ended March 3, 1996, the Company's ten largest customers accounted for approximately 43% of net sales. The Company expects that sales to a relatively small number of customers will continue to account for a significant portion of its net sales for the foreseeable future. A loss of one or more of such key customers could affect the Company's profitability.

  . The Company typically does not obtain long-term purchase orders or commitments. Instead, it relies primarily on continual communication with its customers to anticipate the future volume of purchase orders. A variety of conditions, both specific to the individual customer and generally affecting the customer's industry, can cause a customer to reduce or delay orders previously anticipated by the Company.

  . The Company, from time to time, is engaged in the expansion of certain of its manufacturing facilities for electronic materials. The anticipated costs of such expansions cannot be determined with precision and may vary materially from those budgeted. In addition, such expansions will increase the Company's fixed costs. The Company's future profitability depends upon its ability to utilize its manufacturing capacity in an effective manner.

  . The Company's business is capital intensive and, in addition, the introduction of new technologies could substantially increase the Company's capital expenditures. In order to remain competitive the Company must continue to make significant investments in capital equipment and expansion of operations. This may require that the Company continue to be able to access capital on terms acceptable to the Company.

  . The Company may acquire businesses, product lines or technologies that expand or complement those of the Company. The integration and management of an acquired company or business may strain the Company's management resources and technical, financial and operating systems. In addition, implementation of acquisitions can result in large one-time charges and costs. A given acquisition, if consummated, may materially affect the Company's business, financial condition and results of operations.

  . The Company's international operations are subject to risks, including unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers, political and economic instability and potentially adverse tax consequences.

  . A portion of the sales and costs of the Company's international operations are denominated in currencies other than the U.S. dollar and may be affected by fluctuations in currency exchange rates.

  . The company's success is dependant upon its relationship with key management and technical personnel.


  . The Company's future success depends in part upon its intellectual property which the Company seeks to protect through a combination of contract provisions, trade secret protections, copyrights and patents.

  . The Company's production processes require the use, storage, treatment and disposal of certain materials which are considered hazardous under applicable environmental laws and the Company is subject to a variety of regulatory requirements relating to the handling of such materials and the release of emissions and effluents into the environment.
      Other possible developments, such as the enactment or adoption of additional environmental laws, could result in substantial costs to the Company.

  . The market price of the Company's securities can be subject to fluctuations in response to quarter to quarter variations in operating results, changes in analysts' earnings estimates, market conditions in the electronic materials industry, as well as general economic conditions and other factors external to the Company.

  . The Company's results could be affected by changes in the Company's accounting policies and practices or changes in the Company's organization, compensation and benefit plans, or changes in the Company's material agreements or understandings with third parties.


Item 8.  Financial Statements and Supplementary Data.

         The Company's Financial Statements begin on the next page.










































REPORT OF INDEPENDENT AUDITORS







To the Board of Directors and Stockholders of Park Electrochemical Corp.
  Lake Success, New York


We have audited the accompanying consolidated balance sheets of Park Electrochemical Corp. and subsidiaries as of March 3, 1996 and February 26, 1995 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended March 3, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park Electrochemical Corp. and subsidiaries as of March 3, 1996 and February 26, 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 3, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                           ERNST & YOUNG LLP


New York, New York
April 18, 1996










PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share amounts)

                                                      March 3,   February 26,
                                                       1996          1995
ASSETS

Current assets:
 Cash and cash equivalents                           $ 75,970      $ 30,803
 Marketable securities (Note 2)                        67,243        15,107
 Accounts receivable, less allowance for
  doubtful accounts of $1,857 and $2,490,
  respectively                                         42,821        33,172
 Inventories (Note 3)                                  27,712        16,181
 Prepaid expenses and other current
  assets (Note 7)                                       4,026         3,057

     Total current assets                             217,772        98,320

Property, plant and equipment, at cost, less
 accumulated depreciation and amortization
 (Note 4)                                              76,439        61,427

Other assets (Notes 7 and 10)                           4,764         2,304

     Total                                           $298,975      $162,051


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                    $ 35,924      $ 24,616
 Accrued liabilities (Note 5)                          16,941        15,844
 Income taxes payable                                   3,942         2,825

     Total current liabilities                         56,807        43,285

Long-term debt (Note 6)                               100,000            23

Deferred income taxes (Note 7)                          6,324         5,243

Deferred pension liability (Note 10)                    1,417         1,452

Commitments and contingencies (Notes 10 and 11)

Stockholders' equity (Notes 6, 8, 9 and 10):
 Preferred stock, $1 par value per share--
  authorized, 500,000 shares; issued, none                -             -
 Common stock, $.10 par value per share--
  authorized, 30,000,000 and 15,000,000
  shares, respectively; issued, 13,580,018 shares       1,358         1,358
 Additional paid-in capital                            50,958        50,728
 Retained earnings                                     93,892        72,216
 Currency translation adjustments                       1,328         1,545
 Pension liability adjustment                          (1,001)         (972)
 Unrealized losses on investments                         (30)         (139)

                                                      146,505       124,736
 Less treasury stock, at cost, 2,033,704 and
  2,136,416 shares, respectively                      (12,078)      (12,688)

     Total stockholders' equity                       134,427       112,048

     Total                                           $298,975      $162,051

See notes to consolidated financial statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)


                                            53 Weeks                52 Weeks
                                             Ended                    Ended
                                            March 3,       February 26,  February 27,
                                              1996            1995           1994

Net sales                                    $312,966        $253,022       $208,410
Cost of sales                                 242,655         196,917        168,175
Gross profit                                   70,311          56,105         40,235
Selling, general and administrative
 expenses                                      35,236          29,995         25,930


Profit from operations                         35,075          26,110         14,305

Other income (expense):
 Interest and other income, net                 2,285           1,822            947
 Interest expense (Note 6)                        (96)           (431)        (2,407)

    Total other income (expense)                2,189           1,391         (1,460)

Earnings before income taxes                   37,264          27,501         12,845

Income tax provision (Note 7)                  12,366          10,156          4,783

Net earnings                                 $ 24,898        $ 17,345       $  8,062


Earnings per share (Note 9):

 Primary                                       $2.11           $1.59           $1.01

 Fully diluted                                 $2.10           $1.52           $ .84


See notes to consolidated financial statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares and per share amounts)

                                               Additional             Currency     Pension    Unrealized
                                 Common Stock    Paid-in   Retained  Translation  Liability    Losses on    Treasury Stock
                                Shares   Amount  Capital   Earnings  Adjustments  Adjustment  Investments  Shares     Amount
Balance, February 28, 1993     10,354,902 $1,036  $16,732    $50,312     $  109     $  (398)     $  -      1,270,922   $ (7,091)

   Net earnings                                                8,062

   Exchange rate changes                                                     68

   Change in pension
    liability adjustment                                                               (750)

   Stock options exercised                            184                                                    (87,250)       499

   Conversion of debentures        52,748      5      528

   Cash dividends ($.16 per
    share)                                                   (1,276)

   Purchase of treasury stock                                                                              1,117,612     (6,566)

Balance, February 27, 1994     10,407,650  1,041   17,444     57,098        177      (1,148)        -      2,301,284    (13,158)

   Net earnings                                               17,345

   Exchange rate changes                                                  1,368

   Change in pension
    liability adjustment                                                                176

   Market revaluation                                                                             (139)

   Stock options exercised                            696                                                   (212,700)     1,220

   Conversion of debentures     3,172,368    317   32,588

   Cash dividends ($.20 per
    share)                                                   (2,227)

   Purchase of treasury stock                                                                                 47,832       (750)

Balance, February 26, 1995     13,580,018  1,358   50,728     72,216      1,545        (972)      (139)    2,136,416    (12,688)

   Net earnings                                               24,898

   Exchange rate changes                                                   (217)

   Change in pension
    liability adjustment                                                                (29)

   Market revaluation                                                                              109

   Stock options exercised                            230                                                   (102,726)       610

   Cash dividends ($.28 per
    share)                                                    (3,222)

   Purchase of treasury stock                                                                                     14       -

Balance, March 3, 1996         13,580,018 $1,358  $50,958    $93,892     $1,328     $(1,001)     $ (30)    2,033,704   $(12,078)

See notes to consolidated financial statements.
/TABLE

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                     53 Weeks           52 Weeks
                                                      Ended              Ended
                                                     March 3,    February 26, February 27,
                                                       1996          1995         1994
Cash flows from operating activities:
  Net earnings                                       $ 24,898       $ 17,345     $  8,062
  Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
   Depreciation and amortization                        9,849          8,951        8,733
   Provision for doubtful accounts receivable            (495)           (44)          (3)
   (Gain) loss on sale of marketable securities           (38)            17          (61)
   Provision for deferred income taxes                  1,425            355          (52)
   Accrued interest in connection with
    Debenture conversion                                  -              389          -
   Other, net                                              64            (89)         282
   Changes in operating assets and liabilities:
    (Increase) in accounts receivable                  (9,277)        (3,536)      (2,773)
    (Increase) decrease in inventories                (11,671)           249       (1,908)
    (Increase) decrease in prepaid expenses
     and other current assets                          (1,057)           (77)          89
    (Increase) decrease in other assets                   (42)            25          164
    Increase (decrease) in accounts payable            11,409           (620)       5,265
    Increase in accrued liabilities                     1,108          3,719        3,247
    Increase in income taxes payable                    1,260            277        1,007

       Net cash provided by operating activities       27,433         26,961       22,052

Cash flows from investing activities:
  Purchases of property, plant and equipment, net     (24,510)       (17,523)      (9,627)
  Purchases of marketable securities                  (74,881)       (11,161)    (200,404)
  Proceeds from sales of marketable securities         22,952         19,827      200,309

       Net cash used in investing activities          (76,439)        (8,857)      (9,722)

Cash flows from financing activities:
  Convertible notes offering                          100,000            -            -
  Convertible notes issuance costs                     (3,250)           -            -
  Repayments of borrowings                                -              (84)         (64)
  Dividends paid                                       (3,222)        (2,227)      (1,276)
  Proceeds from exercise of stock options                 697          1,499          683
  Purchase of treasury stock                              -             (750)      (6,566)
  Other                                                     4           (100)         -

       Net cash provided by (used in)
        financing activities                           94,229         (1,662)      (7,223)

Increase in cash and cash equivalents
  before effect of exchange rate changes               45,223         16,442        5,107

Effect of exchange rate changes on
  cash and cash equivalents                               (56)           226           22

Increase in cash and cash equivalents                  45,167         16,668        5,129

Cash and cash equivalents, beginning of year           30,803         14,135        9,006

Cash and cash equivalents, end of year               $ 75,970       $ 30,803     $ 14,135



See notes to consolidated financial statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended March 3, 1996



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Park Electrochemical Corp. ("Park"), through its subsidiaries (collectively, the "Company"), is a leading global designer and producer of advanced electronic materials used to fabricate complex multilayer printed circuit boards and other electronic interconnect systems. The Company's multilayer printed circuit board materials include copper-clad laminates, prepregs and semi-finished multilayer printed circuit board panels. Multilayer printed circuit boards and interconnect systems are used in virtually all advanced electronic equipment to direct, sequence and control electronic signals between semiconductor devices and passive components. Examples of end uses of the Company's printed circuit board materials range from supercomputers to laptops and from satellite switching equipment to cellular phones.

    a. Principles of Consolidation - The consolidated financial statements include the accounts of Park and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated.

    b. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    c. Accounting Period - The Company's fiscal year is the 52 or 53 week period ending the Sunday nearest to the last day of February. The 1996, 1995 and 1994 fiscal years ended on March 3, 1996, February 26, 1995 and February 27, 1994, respectively. Fiscal 1996 included 53 weeks; fiscal 1995 and 1994 each included 52 weeks.

    d. Marketable Securities - All marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Realized gains and losses, amortization of premiums and discounts, and interest and dividend income are included in other income. The cost of securities sold is based on the specific identification method.

    e. Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market.

    f. Depreciation and Amortization - Depreciation and amortization are computed principally by the straight-line method over the estimated useful lives of the related assets or, with respect to leasehold improvements, the term of the lease, if shorter.

    g. Deferred Charges - Costs incurred in connection with the issuance of debt financing are deferred and included in other assets and amortized, using the effective interest method, over the respective debt repayment period.

    h. Income Taxes - Deferred income taxes are provided for temporary differences in the reporting of certain items, primarily depreciation, for income tax purposes as compared with financial accounting purposes.

        United States ("U.S.") Federal income taxes have not been provided on the undistributed earnings (approximately $17,600,000 at March 3, 1996) of the Company's foreign subsidiaries, since it is management's practice and intent to reinvest such earnings in the operations of these subsidiaries.

    i. Stock Based Compensation - The Company grants to certain employees stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for such grants.

    j. Foreign Currency Translation - Assets and liabilities of foreign subsidiaries using currencies other than the U.S. dollar as their functional currency are translated into U.S. dollars at year-end exchange rates and income and expense items are translated at average exchange rates for the period. Gains and losses resulting from translation are recorded as currency translation adjustments in stockholders' equity.

    k. Consolidated Statements of Cash Flows - The Company considers all money market securities and investments with maturities at the date of purchase of 90 days or less to be cash equivalents.

        Supplemental cash flow information:

                                                    Fiscal Year
                                           1996        1995         1994
        Cash paid during the year for:
         Interest                        $     -     $   42,000    $2,352,000
         Income taxes                     9,701,000   9,712,000     3,960,000

2.  MARKETABLE SECURITIES

    The following is a summary of available-for-sale securities:
                                              Gross      Gross    Estimated
                                           Unrealized Unrealized     Fair
                                   Cost       Gains      Losses     Value
    March 3, 1996:
     U.S. Treasury and other
      government securities     $50,602,000   $32,000   $ 62,000  $50,572,000
     U.S. corporate debt
      securities                 16,680,000     7,000     22,000   16,665,000
       Total debt securities     67,282,000    39,000     84,000   67,237,000
     Equity securities                6,000      -          -           6,000

                                $67,288,000   $39,000   $ 84,000  $67,243,000

    February 26, 1995:
     U.S. Treasury and other
      government securities     $12,019,000   $  -      $235,000  $11,784,000
     U.S. corporate debt
      securities                  3,000,000      -         5,000    2,995,000
       Total debt securities     15,019,000      -       240,000   14,779,000
     Equity securities              303,000    25,000       -         328,000

                                $15,322,000   $25,000   $240,000  $15,107,000

   The Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective February 28, 1994. The cumulative effect of the adoption of SFAS No. 115 was not significant.

   The gross realized gains on sales of available-for-sale securities totalled $50,000 for 1996 and $76,000 for 1994, and the gross realized losses totalled $12,000, $17,000 and $15,000 for 1996, 1995 and 1994,
   respectively.




   The amortized cost and estimated fair value of the debt and marketable equity securities at March 3, 1996, by contractual maturity, are shown below:

                                                                Estimated
                                                                  Fair
                                                    Cost           Value
    Due in one year or less                     $56,917,000     $56,859,000
    Due after one year through five years        10,365,000      10,378,000
                                                 67,282,000      67,237,000
    Equity securities                                 6,000           6,000
                                                $67,288,000     $67,243,000

3.   INVENTORIES
                                                  March 3,     February 26,
                                                    1996           1995
     Raw materials                               $13,040,000     $ 5,215,000
     Work-in-process                               4,280,000       2,997,000
     Finished goods                                9,674,000       7,446,000
     Manufacturing supplies                          718,000         523,000

                                                 $27,712,000     $16,181,000

4.   PROPERTY, PLANT AND EQUIPMENT
                                                  March 3,     February 26,
                                                    1996           1995
     Land, buildings and improvements           $ 27,054,000    $ 21,353,000
     Machinery, equipment, furniture
      and fixtures                               121,661,000     103,822,000

                                                 148,715,000     125,175,000
     Less accumulated depreciation
      and amortization                            72,276,000      63,748,000

                                                $ 76,439,000    $ 61,427,000

     Depreciation and amortization expense relating to property, plant and equipment amounted to $9,382,000, $8,501,000 and $8,188,000 for fiscal 1996, 1995 and 1994, respectively. Interest expense capitalized to property, plant and equipment amounted to $109,000 for fiscal 1994.

5.   ACCRUED LIABILITIES
                                                  March 3,     February 26,
                                                    1996           1995
     Payroll and commissions                     $ 5,040,000     $ 4,641,000
     Taxes, other than income taxes                1,014,000       1,230,000
     Other                                        10,887,000       9,973,000

                                                 $16,941,000     $15,844,000









6.   LONG-TERM DEBT
                                                March 3,      February 26,
                                                  1996            1995
     5.5% Convertible Subordinated Notes       $100,000,000       $  -
     Other                                            -            29,000

                                                100,000,000        29,000
     Less current portion (included
      in accrued liabilities)                         -             6,000

                                               $100,000,000       $23,000

     On February 28, 1996, the Company issued $100,000,000 principal amount of 5.5% Convertible Subordinated Notes due 2006 (the "Notes") with interest payable semiannually on March 1 and September 1 of each year, commencing September 1, 1996. The Notes are unsecured and subordinated to other long-term debt and are convertible at the option of the holder at any time prior to maturity, unless previously redeemed or repurchased, into shares of the Company's common stock at $42.188 per share, subject to adjustment under certain conditions. The Notes are not redeemable at the option of the Company prior to March 1, 1999; at any time on or after such date, the Notes will be redeemable at the option of the Company, in whole or in part, initially at 102.75% of the principal amount of such Notes redeemed and thereafter at prices declining to 100% on March 1, 2001, together with accrued interest. At March 3, 1996, the fair value of the Notes approximated the principal amount of the Notes.

     On June 12, 1986, the Company issued $35,000,000 principal amount of 7.25% Convertible Subordinated Debentures due 2006 (the "Debentures"). On and prior to May 31, 1994, $33,381,000 principal amount of Debentures were converted into 3,225,116 shares of the Company's common stock and $1,619,000 principal amount of Debentures were either purchased on the open market or redeemed by the Company. If the conversion of the Debentures, which were converted into common stock in fiscal 1995, had occurred as of the beginning of the 1995 fiscal year, primary earnings per share for fiscal 1995 would have approximated fully diluted earnings per share for that period.

     Foreign lines of credit totalled $5,400,000 at March 3, 1996, all of which remains available to the subsidiaries.

7.   INCOME TAXES

     The income tax provision includes the following:
                                                   Fiscal Year
                                         1996         1995        1994
     Current:
      Federal                         $ 9,980,000  $ 8,798,000  $4,300,000
      State and local                     961,000    1,003,000     535,000

                                       10,941,000    9,801,000   4,835,000

     Deferred:
      Federal                             655,000       50,000     396,000
      State and local                      60,000       40,000    (145,000)
      Foreign                             710,000      265,000    (303,000)

                                        1,425,000      355,000     (52,000)

                                      $12,366,000  $10,156,000  $4,783,000




     The Company's effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

                                                      Fiscal Year
                                              1996       1995       1994

     Statutory U.S. Federal tax rate          35.0%       35.0%      35.0%

     State and local taxes, net of
      Federal benefit                          1.8         2.5        2.0

     Effect of foreign net operating
      losses                                   (.1)         .5        4.6

     Foreign tax rate differentials           (4.5)       (2.0)       (.9)

     General business credits                  (.2)        (.5)      (2.8)

     Other, net                                1.2         1.4        (.7)

                                              33.2%       36.9%      37.2%

     The Company has foreign net operating loss carryforwards of approximately $16,800,000 which was primarily acquired through a business combination, none of which relates to goodwill or other intangible assets. Approximately $5,600,000 of the foreign net operating loss carryforwards expire in varying amounts from fiscal 1997 through fiscal 1999; the remainder have an indefinite expiration.

     At March 3, 1996 and February 26, 1995, current deferred tax assets of $1,082,000 and $1,099,000, respectively, which are primarily attributable to expenses not currently deductible for tax purposes, are included in other current assets. Long-term deferred tax assets of $0 and $319,000 are net of valuation reserves of approximately $5,900,000 and $6,200,000 at March 3, 1996 and February 26, 1995, respectively, which are primarily attributable to foreign net operating loss carryforwards, and are included in other assets. The long-term deferred tax liabilities consist primarily of temporary differences relating to depreciation.

8.   STOCKHOLDERS' EQUITY

     a. Stock Split and Number of Authorized Shares - On July 12, 1995, the Company's Board of Directors voted a two-for-one stock split in the form of a 100% common stock dividend. The stock dividend was distributed August 15, 1995, to shareholders of record on July 24, 1995. All share and per share data for prior periods have been retroactively restated to reflect the stock split. In addition, on July 12, 1995, the Company's stockholders approved an increase in the number of authorized shares of common stock from 15,000,000 to 30,000,000 shares.

     b. Stock Options - Under the stock option plans approved by the Company's stockholders, key employees may be granted options to purchase shares of common stock exercisable at prices not less than the fair market value at the date of grant. Options become exercisable 25% one year from the date of grant, with an additional 25% exercisable each succeeding year. The options expire 10 years from the date of grant.

         On July 14, 1992, the Company's stockholders approved the adoption of a 1992 stock option plan (the "1992 Plan") pursuant to which options to acquire 600,000 shares of the Company's common stock are available for grant to key employees. The purchase price for common stock to be acquired, upon the exercise of options, will be no less than 100% of the fair market value of such stock at the date the options are granted. The 1992 Plan will expire in March, 2002.





         Information with respect to the Company's stock option plans follows:

                                         Range of      Outstanding Options
                                     Exercise Prices   Granted  Exercisable

         Balance, February 28, 1993   $ 5.50 - $ 8.59    421,418    195,350
         Options becoming exercisable   5.50 -   7.43       -        73,104
         Granted                        7.38 -   7.44    181,300       -
         Exercised                      5.50 -   8.59    (87,250)   (87,250)
         Cancelled                      5.50 -   7.43    (24,000)    (7,600)

         Balance, February 27, 1994     5.50 -   8.59    491,468    173,604
         Options becoming exercisable   5.50 -   7.44       -       112,682
         Granted                       13.13 -  17.00    139,600       -
         Exercised                      5.50 -   8.59   (112,700)  (112,700)
         Cancelled                      5.50 -  13.13    (13,650)    (6,526)

         Balance, February 26, 1995     5.50 -  17.00    504,718    167,060
         Options becoming exercisable   5.50 -  17.00       -       140,999
         Granted                       18.31 -  27.19    124,000       -
         Exercised                      5.50 -  13.13   (102,726)  (102,726)
         Cancelled                      5.50 -  18.13     (6,374)    (1,944)

         Balance, March 3, 1996       $ 5.50 - $27.19    519,618    203,389

         At March 3, 1996, 136,356 stock options were available for future grant under the 1992 Plan.

     c. Treasury Stock - The Company repurchased 14, 24 and 12 shares of its common stock under authorizations of the Board of Directors during fiscal 1996, 1995 and 1994, respectively.

         On March 9, 1993, in a privately negotiated transaction with an unaffiliated third party, the Company repurchased 1,117,600 shares of its common stock for $6,566,000. The purchase was made outside the Company's stock repurchase program.

         Pursuant to a grant approved by the Company stockholders dated July 24, 1985, an officer of the Company exercised options on November 22, 1994 to purchase 100,000 shares of the Company's common stock. As permissible under the terms of the option agreement, the exercise price was paid by surrendering 47,808 shares of the Company's common stock (which was held as a long-term investment by the officer) to the Company, valued at $15.6875 per share, the market price at that time.

     d. Stockholders' Rights Plan - On February 2, 1989, the Company adopted a stockholders' rights plan designed to protect stockholder interests in the event the Company is confronted with coercive or unfair takeover tactics. Under the terms of the plan, as amended on July 12, 1995, each share of the Company's common stock held of record on February 15, 1989 or issued thereafter received one right. In the event that a person has acquired, or has the right to acquire, 15% (25% in certain cases) or more of the then outstanding common stock of the Company (an "Acquiring Person") or tenders for 15% or more of the then outstanding common stock of the Company, such rights will become exercisable, unless the Board of Directors otherwise determines. Upon becoming exercisable as aforesaid, each right will entitle the holder thereof to purchase one one-hundredth of a share of Series A Preferred Stock for $75, subject to adjustment (the "Purchase Price"). In the event that any person becomes an Acquiring Person, each holder of an unexercised exercisable right, other than an Acquiring Person, shall have the right to purchase, at a price equal to the then current Purchase Price, such number of shares of the Company's common stock as shall equal the then current Purchase Price divided by 50% of the then market price per share of the Company's common stock. In addition, if after a person becomes an Acquiring Person, the Company engages in any of certain business combination transactions as specified in the plan, the Company will take all action to ensure that, and will not consummate any such business combination unless, each holder of an unexercised exercisable right, other than an Acquiring Person, shall have the right to purchase, at a price equal to the then current Purchase Price, such number of shares of common stock of the other party to the transaction for each right held by such holder as shall equal the then current Purchase Price divided by 50% of the then market price per share of such other party's common stock. The Company may redeem the rights for a nominal consideration at any time, and after any person becomes an Acquiring Person, but before any person becomes the beneficial owner of 50% or more of the outstanding common stock of the Company, the Company may exchange all or part of the rights for shares of the Company's common stock at a one-for-one exchange ratio. Unless redeemed, exchanged or exercised earlier, all rights expire on July 12, 2005.

     e. Reserved Common Shares - At March 3, 1996, 2,370,342 shares of common stock were reserved for issuance upon conversion of the Notes and 655,974 shares were reserved for issuance upon exercise of stock options.

9.   EARNINGS PER SHARE

     Primary earnings per share are computed based on the weighted average number of common and common equivalent shares outstanding during the period.

     The weighted average number of common and common equivalent shares used to compute earnings per share are as follows:

                                                 Fiscal Year
                                        1996          1995          1994
         Primary                     11,794,000    10,858,000     7,986,000

         Fully diluted               11,860,000    11,570,000    11,454,000

10.  EMPLOYEE BENEFIT PLANS

     a. Profit Sharing Plan - Park and certain of its subsidiaries have a noncontributory profit sharing retirement plan covering their regular full-time employees. The plan may be modified or terminated at any time, but in no event may any portion of the contributions revert to the Company. The Company's contributions under the plan amounted to $2,329,000, $2,297,000 and $1,513,000 for fiscal 1996, 1995 and 1994, respectively. Contributions are discretionary and may not exceed the amount allowable as a tax deduction under the Internal Revenue Code. In addition, the Company sponsors a 401(k) savings plan; commencing in fiscal 1996, the contributions of employees of certain subsidiaries were partially matched by the Company, amounting to $499,000 in fiscal 1996.

     b. Pension Plans - A subsidiary of the Company has two pension plans covering its union employees. The pension plans are noncontributory defined benefit plans. The Company's funding policy is to contribute annually the amounts necessary to satisfy applicable funding standards.

         In accordance with SFAS No. 87, the Company records its unfunded pension liability related to its two defined benefit pension plans, which amounted to $1,417,000 and $1,452,000 at March 3, 1996 and February 26, 1995, respectively. The effect on the Company's consolidated financial statements in recording the liability is to recognize an asset (included in other assets) of $416,000 and $480,000 at March 3, 1996 and February 26, 1995, respectively, and to record a corresponding reduction of stockholders' equity of $1,001,000 and $972,000 at those same dates.

         Net pension cost includes the following components:

                                                     Fiscal Year
                                            1996         1995        1994
        Service cost--benefits earned
         during the period                $ 51,000     $ 65,000     $ 48,000
        Interest cost on projected
         benefit obligation                299,000      279,000      276,000
        Return on plan assets--actual     (400,000)     (24,000)     (40,000)
        Net amortization and deferral      354,000        9,000      (39,000)

        Net periodic pension cost         $304,000     $329,000     $245,000

        The funded status of the pension plans follows:
                                                    March 6,    February 26,
                                                     1996           1995
        Accumulated benefit obligation
         (including vested benefit
         obligation of $4,028,000
         and $3,665,000, respectively)              $4,043,000    $3,671,000

        Projected benefit obligation                $4,043,000    $3,671,000
        Plan assets at fair value                    2,616,000     1,997,000

        Excess of projected benefit obligation
         over plan assets                            1,427,000     1,674,000

        Unrecognized net loss                       (1,001,000)     (976,000)
        Unrecognized prior service cost               (237,000)     (268,000)
        Unrecognized initial net obligation
         being amortized over 15 years                (179,000)     (208,000)

        Accrued pension liability                   $   10,000    $  222,000

        The projected benefit obligation was determined using an assumed discount rate of 7.5% and 8.25% for fiscal 1996 and 1995, respectively, and the assumed long-term rate of return on plan assets was 8% for both fiscal years. Projected wage increases are not applicable as benefits pursuant to the plans are based upon years of service without regard to levels of compensation.

        At March 3, 1996, plan assets were invested in U.S. government securities, corporate debt securities, common stocks, mutual funds and money market funds.

11. COMMITMENTS AND CONTINGENCIES

    a. Lease Commitments - The Company conducts certain of its operations from leased facilities which include several manufacturing plants, warehouses and offices, and land leases. The leases on facilities are for terms of up to 10 years, the latest of which expires in 2005.
        Many of the leases contain renewal options for periods ranging from one to ten years and require the Company to pay real estate taxes and other operating costs. The latest land lease expiration is 2013 and this land lease contains renewal options of up to 35 years.











        These noncancelable operating leases have the following payment schedule:

                        Fiscal Year           Amount
                           1997             $ 1,893,000
                           1998               1,859,000
                           1999               1,434,000
                           2000               1,319,000
                           2001               1,030,000
                           Thereafter         3,681,000

                                            $11,216,000

        Rental expense, inclusive of real estate taxes and other costs, amounted to $2,259,000, $2,226,000 and $2,142,000 for fiscal 1996,
        1995 and 1994, respectively.

    b. Environmental Contingencies - The Company and certain of its subsidiaries have been named by the Environmental Protection Agency (the "EPA") or a comparable state agency under the Comprehensive Environmental Response, Compensation and Liability Act (the "Superfund Act") or similar state law as potentially responsible parties for a number of hazardous waste disposal sites or other potentially contaminated areas. Under the Superfund Act and similar state laws, all parties who may have contributed any waste to a hazardous waste disposal site or contaminated area identified by the EPA or comparable state agency are jointly and severally liable for the cost of cleanup unless the EPA or such agency agrees otherwise. Generally, these sites are locations at which numerous persons disposed of hazardous waste. In the case of the Company's subsidiaries, generally the waste was removed from their manufacturing facilities and disposed at waste sites by various companies which contracted with the subsidiaries to provide waste disposal services. Neither the Company nor any of its subsidiaries have been accused of or charged with any wrongdoing or illegal acts in connection with any such sites. The Company believes it maintains an effective and comprehensive environmental compliance program.

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


12. BUSINESS SEGMENTS

    The Company has two major business segments: electronic materials and plumbing and industrial components. The Company's electronic materials products are marketed primarily to major independent printed circuit board fabricators and to large electronic original equipment manufacturers ("OEMs") that are located throughout the United States, Canada, Europe and the Far East. The Company's plumbing and industrial components customers, the majority of which are located in the United States, include OEMs, hardware and plumbing wholesalers, home improvement centers and aerospace and defense manufacturers.









   Financial information concerning the Company's business segments follows (in thousands):

                                                    Fiscal Year
                                          1996         1995        1994
   Sales to unaffiliated customers:
    Electronic materials                 $274,903    $218,288    $182,559
    Plumbing and industrial components     38,063      34,734      25,851

       Net sales                         $312,966    $253,022    $208,410

   Operating profit(1):
    Electronic materials                 $ 37,699    $ 28,710    $ 18,597
    Plumbing and industrial components      1,466       1,226      (1,244)

       Total operating profit              39,165      29,936      17,353

   General corporate expense               (4,090)     (3,826)     (3,048)

   Interest and other income, net           2,285       1,822         947
   Interest expense                           (96)       (431)     (2,407)

       Total other income (expense)         2,189       1,391      (1,460)

       Earnings before income taxes      $ 37,264    $ 27,501    $ 12,845

   Identifiable assets(2):
    Electronic materials                 $146,549    $104,478    $ 91,786
    Plumbing and industrial components     13,260      12,588       9,516
                                          159,809     117,066     101,302

    Corporate assets                      139,166      44,985      39,448

       Total assets                      $298,975    $162,051    $140,750

   Depreciation and amortization:
    Electronic materials                 $  9,013    $  8,133    $  7,910
    Plumbing and industrial components        813         793         737
                                            9,826       8,926       8,647

    Corporate depreciation                     23          25          86

       Total depreciation and
        amortization                     $  9,849    $  8,951    $  8,733

   Capital expenditures:
    Electronic materials                 $ 23,852    $ 16,302    $  9,193
    Plumbing and industrial components        689       1,472         266

                                           24,541      17,774       9,459

    Corporate capital expenditures             21          30          23

       Total capital expenditures        $ 24,562    $ 17,804    $  9,482

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





   Financial information regarding the Company's foreign operations, which are conducted principally in the United Kingdom, France and Singapore, follows (in thousands):

                                                     Fiscal Year
                                            1996        1995        1994
         Sales to unaffiliated customers   $91,686     $61,919     $46,491
         Sales to U.S. affiliates(1)         2,564       2,992        -

                                           $94,250     $64,911     $46,491

         Operating income (loss)           $ 5,955     $ 1,531     $(3,252)

         Income (loss) before income
          taxes                            $ 6,122     $ 1,535     $(3,242)

         Identifiable assets               $58,002     $44,150     $38,477

         (1) Sales to U.S. affiliates are accounted for at cost and are eliminated in consolidation.

13. RISKS AND UNCERTAINTIES

    a. Customers - Sales to a major domestic manufacturing concern, which were principally made by the electronic materials segment, were 17.1%, 21.8% and 25.3% of the Company's consolidated sales for fiscal 1996, 1995 and 1994, respectively. The Company believes its relations with this customer to be very satisfactory and further believes this customer will continue to make significant purchases in the immediate future. Although the Company's electronic materials segment is not dependent on this single customer, the loss of this customer could have a material adverse effect on the business of this segment.

        Furthermore, while no other customer accounts for 10% or more of the total sales of the Company in fiscal 1996 and the Company is not dependent on any other single customer, the loss of a major customer or of a group of customers within each significant business segment could have a material adverse effect on the Company's business.

    b. Sources of Supply - The principal materials used in the manufacture of the Company's electronic materials products are specially manufactured copper foil, fiberglass cloth and synthetic reinforcements, and specially formulated resins and chemicals. Although there are a limited number of qualified suppliers of these materials, the Company has nevertheless identified alternate sources of supply for each of the aforementioned materials. While the Company has not experienced significant problems in the delivery of these materials and considers its relationships with its suppliers to be strong, a disruption of the supply of material from a principal supplier could adversely affect the electronic materials segment's business. Furthermore, substitutes for the aforesaid materials are not readily available and an inability to obtain essential materials, if prolonged, could materially adversely affect the business of the electronic materials segment.













14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
[CAPTION]

                                                     Quarter
                                         First    Second    Third     Fourth
                                      (In thousands, except per share amounts)
     Fiscal 1996:
      Net sales                         $75,412   $69,937   $81,866    $85,751
      Gross profit                       17,717    15,209    18,397     18,988
      Net earnings                        6,024     5,366     6,467      7,041

      Earnings per share:
        Primary                            $.51      $.45      $.55       $.59
        Fully diluted                      $.51      $.45      $.55       $.59

      Weighted average common and
       common equivalent shares
       outstanding:
        Primary                          11,708    11,801    11,857     11,881
        Fully diluted                    11,708    11,829    11,857     12,002

     Fiscal 1995:
      Net sales                         $62,769   $58,795   $64,834    $66,624
      Gross profit                       13,247    12,520    14,774     15,564
      Net earnings                        3,670     3,756     4,779      5,140

      Earnings per share:
        Primary                            $.39      $.33      $.42       $.45
        Fully diluted                      $.34      $.33      $.41       $.44

      Weighted average common and
       common equivalent shares
       outstanding:
        Primary                           9,416    11,344    11,374     11,432
        Fully diluted                    11,464    11,544    11,658     11,610

     Earnings per share is computed separately for each quarter. Therefore, the sum of such quarterly per share amounts may differ from the total for the years.


                                        *******


























Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.


                                  PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information called for by this Item (except for information as to the Company's executive officers, which information appears elsewhere in this Report) is incorporated by reference to the Company's definitive proxy statement for the 1996 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.


Item 11. Executive Compensation.

         The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 1996 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.


Item 12. Security Ownership of Certain
         Beneficial Owners and Management.

         The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 1996 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.


Item 13. Certain Relationships and Related Transactions.

         The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 1996 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.
































                                   PART IV




Item 14. Exhibits, Financial Statement                             Page
         Schedules, and Reports on Form 8-K.

        (a) Documents filed as a part of this report

           (1) Financial Statements:

               The following Consolidated Financial
               Statements of the Company are
               included in Part II, Item 8:

               Report of Ernst & Young LLP,
               independent auditors                                   24

               Balance sheets                                         25

               Statements of earnings                                 26

               Statements of stockholders' equity                     27

               Statements of cash flows                               28

               Notes to consolidated financial
               statements (1-14)                                      29

           (2) Financial Statement Schedules:

               Schedule II - Valuation and qualifying
               accounts                                               50

               All other schedules have been omitted because they are inapplicable or not required, or the information is included elsewhere in the financial statements or notes thereto.

            (3)Exhibits:


Exhibit
Number                               Description

3.01 Restated Certificate of Incorporation, as amended (Reference is made to Exhibit 3.01 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 27, 1995, Commission File No. 1-4415, which is incorporated herein by reference.)

3.02 By-Laws, as amended (Reference is made to Exhibit 3(i) of the Company's Current Report on Form 8-K dated January 23, 1996, Commission File No. 1-4415, which is incorporated herein by reference.)

4.01 Amended and Restated Rights Agreement, dated as of July 12, 1995, between the Company and Registrar and Transfer Company, as Rights Agent, relating to the Company's Preferred Stock Purchase Rights. (Reference is made to Exhibit 1 to Amendment No. 1 on Form 8-A/A to the Company's Registration Statement on Form 8-A filed on August 10, 1995, Commission File No. 1-4415, which is incorporated herein by reference.)

4.02 Form of Indenture, dated as of February 1, 1996, between the Company and The Chase Manhattan Bank, N.A., as Trustee, relating to the Company's 5.5% Convertible Subordinated Notes due 2006 (Reference is made to Exhibit 1.02 to Amendment No. 1 to the Company's Form S-3 Registration Statement, Registration No. 333-00213, as filed with the Securities and Exchange Commission on February 1, 1996, which is incorporated herein by reference.)

            Information concerning Registrant's long-term debt is set forth in Note 6 of the Notes to Consolidated Financial Statements included in Item 8 of this Report. Other than the Indenture filed as Exhibit 4.02 hereto, no instrument defining the rights of holders of such long-term debt relates to securities having an aggregate principal amount in excess of 10% of the consolidated assets of Registrant and its subsidiaries; therefore, in accordance with paragraph (iii) of Item 4 of Item 601(b) of Regulation S-K, the other instruments defining the rights of holders of long-term debt are not filed herewith. Registrant hereby agrees to furnish a copy of any such other instruments to the Securities and Exchange Commission upon request.

10.01 Lease dated December 12, 1989 regarding real property located at 1100 East Kimberly Avenue, Anaheim, California between Nelco Products, Inc. and James Emmi and letter dated December 29, 1994 from Nelco Products, Inc. to James Emmi exercising its option to extend such Lease.

10.02 Lease dated December 12, 1989 regarding real property located at 1107 East Kimberly Avenue, Anaheim, California between Nelco Products, Inc. and James Emmi and letter dated December 29, 1994 from Nelco Products, Inc. to James Emmi exercising its option to extend such Lease.

10.03 Lease Agreement dated August 16, 1983 and Exhibit C, First Addendum to Lease, regarding real property located at 1411 E. Orangethorpe Avenue, Fullerton, California between Nelco Products, Inc. and TCLW/Fullerton.




Exhibit
Number                               Description

10.03(a) Second Addendum to Lease dated January 26, 1987 between Nelco Products, Inc. and TCLW/Fullerton to Lease Agreement dated August 16, 1983 (see Exhibit 10.03 hereto) regarding real prop-erty located at 1421 E. Orangethorpe Avenue, Fullerton, Califor-nia. (Reference is made to Exhibit 10.03(a) of the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1995, Commission File No. 1-4415, which is incorporated herein by reference.)

10.03(b) Third Addendum to Lease dated January 7, 1991 and Fourth Addendum to Lease dated January 7, 1991 between Nelco Products, Inc. and TCLW/Fullerton to Lease Agreement dated August 16, 1983 (see Exhibit 10.03 hereto) regarding real property located at 1411, 1421 and 1431 E. Orangethorpe Avenue, Fullerton, California. (Reference is made to Exhibit 10.03(b) of the Company's Annual Report on Form 10-K for the fiscal year ended March 3,1991, Commission file No. 1-4415, which is incorporated herein by reference.)

10.03(c) Fifth Addendum to Lease dated July 5, 1995 between Nelco Products, Inc. and TCLW/Fullerton (See Exhibit 10.03 hereto) regarding real property located at 1411 E. Orangethorpe Avenue, Fullerton, California.

10.04 Lease dated February 15, 1983 regarding real property located at 1130 West Geneva Drive, Tempe, Arizona between Nelco Products, Inc. and CMD Southwest, Inc.

10.04(a) First Amendment to Lease dated December 10, 1992 regarding real property located at 1130 West Geneva Drive, Tempe, Arizona between Nelco Technology, Inc. and CMD Southwest Inc., and novation substituting Nelco Technology, Inc. for Nelco Products, Inc. (Reference is made to Exhibit 10.04(a) of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by reference.)

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

10.06(a) Amended and Restated 1982 Stock Option Plan of the Company. (Reference is made to Exhibit 10.06(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 1, 1992, Commission File No. 1-4415, which exhibit is incorporated herein by reference. This exhibit is a management contract or compensatory plan or arrangement.)

Exhibit
Number                               Description

10.06(b)    1992 Stock Option Plan of the Company.  (Reference is made to
            Exhibit 10.06(b) of the Company's Annual Report on Form 10-K for the fiscal year ended March 1, 1992, Commission File No. 1-4415, which exhibit is incorporated herein by reference. This exhibit is a management contract or compensatory plan or arrangement.)

10.07(a) Amended and Restated Employment Agreement dated February 28, 1994 between Park and Jerry Shore. (Reference is made to Exhibit 10.07(c) of the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 1994, Commission File No. 1-4415, which is incorporated herein by reference. This exhibit is a management contract or compensatory plan or arrangement.)

10.07(b) Amendment No. 1 dated March 1, 1995 to the Amended and Restated Employment Agreement dated February 28, 1994 (see Exhibit 10.07(b) hereto) between Park and Jerry Shore. (Reference is made to Exhibit 10.07(c) of the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1995, Commission File No. 1-4415, which is incorporated herein by reference. This exhibit is a management contract or compensatory plan or arrangement.)

10.08 Lease dated April 15, 1988 regarding real property located at 172 East Aurora Street, Waterbury, Connecticut between FiberCote Industries, Inc. (lease was initially entered into by USP Composites, Inc., which subsequently changed its name to FiberCote Industries, Inc.) and Geoffrey Etherington, II. (Reference is made to Exhibit 10.08 of the Company's Annual Report on form 10-K for the fiscal year ended February 26, 1995, Commission File No. 1-4415, which is incorporated herein by reference.)

10.08(a) Amendment to Lease dated December 21, 1992 to Lease dated April 15, 1988 regarding real property located at 172 East Aurora Street, Waterbury, Connecticut between FiberCote Industries, Inc. and Geoffrey Etherington II. (Reference is made to Exhibit 10.08(a) of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by reference.)

10.09 Lease dated March 14, 1988 regarding real property located at 1117 West Fairmont, Tempe, Arizona between Nelco Products, Inc. and CMD Southwest One. (Reference is made to Exhibit 10.09 of the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1995, Commission File No. 1-4415, which is incorporated herein by reference.)

10.09(a) First Amendment to Lease dated December 10, 1992 to Lease dated March 14, 1988 regarding real property located at 1117 West Fairmont, Tempe, Arizona between Nelco Technology, Inc. and CMD Southwest One, and novation substituting Nelco Technology, Inc. for Nelco Products, Inc. (Reference is made to Exhibit 10.09(a) of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by reference.)

10.09(b) Second Amendment to Lease dated March 24, 1995 regarding real property located at 1117 West Fairmont, Tempe, Arizona between Nelco Technology, Inc. and CMD Southwest One.


Exhibit
Number                               Description

10.09(c) Third Amendment to Lease dated January 18, 1996 regarding real property located at 1117 West Fairmont, Tempe, Arizona between Nelco Technology, Inc. and CMD Southwest One.

10.10 Lease dated October 1, 1991 regarding real property located at 25 North Park, N.E., Comstock Park, Michigan between Zin-Plas Corporation and Philip L. Johnson d/b/a Johnson Development Company. (Reference is made to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by reference.)

10.11 Lease dated August 31, 1989 regarding real property located at 1104 West Geneva Drive, Tempe, Arizona between Nelco Technology, Inc. and Cemanudi Associates.

10.11(a) First Amendment to Lease dated October 21, 1994 to Lease dated August 31, 1989 regarding real property located at 1104 West Geneva Drive, Tempe, Arizona between Nelco Technology, Inc. and Cemanudi Associates. (Reference is made to Exhibit 10.11(a) of the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1995, Commission File No. 1-4415, which is incorporated hereby by reference.)

10.12 Lease dated March 24, 1995 between Nelco Technology, Inc. and CMD Southwest Inc. regarding real property located at 1131 West Fairmont, Tempe, Arizona.

10.12(a) First Amendment to Lease dated January 18, 1996 between Nelco Technology, Inc. and CMD Southwest Inc. regarding real property located at 1131 West Fairmont, Tempe, Arizona.

10.13 Lease dated December 12, 1990 between Neltec, Inc. and NZ Properties, Inc. regarding real property located at 1420 W. 12th Place, Tempe, Arizona. (Reference is made to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 1991, Commission File No. 1-4415, which is incorporated herein by reference.)

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

10.14(d) 1995 Extension to Amendment to Second Extension of Lease dated October 19, 1995 between Dielectric Polymers, Inc. and Holyoke Supply Company, Inc. regarding real property located at 218 Race Street, Holyoke, Massachusetts.

10.15 Lease dated January 8, 1992 between Nelco Technology, Inc. and CMD Southwest, Inc. regarding real property located at 1135 West Geneva Drive, Tempe, Arizona. (Reference is made to Exhibit
            10.15 of the Company's Annual Report on Form 10-K for the fiscal year ended March 1, 1992, Commission File No. 1-4415, which exhibit is incorporated herein by reference.)

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







Exhibit
Number                               Description

10.19 Lease Contract dated February 26, 1988 between the New York State Department of Transportation and the Edgewater Stewart Company regarding real property located at 15 Governor Drive in the Stewart International Airport Industrial Park, New Windsor, New York. (Reference is made to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1995, Commission File No. 1-4415, which is incorporated herein by reference.)

10.19(a) Assignment and Assumption of Lease dated February 16, 1995 between New England Laminates Co., Inc. and The Edgewater Stewart Company regarding the assignment of the Lease Contract (see Exhibit 10.19 hereto) for the real property located at 15 Governor Drive in the Stewart International Airport Industrial Park, New Windsor, New York. (Reference is made to Exhibit 10.19(a) of the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1995, Commission File No. 1-4415, which is incorporated herein by reference.)

10.19(b) Lease Amendment No. 1 dated February 17, 1995 between New England Laminates Co., Inc. and the New York State Department of Transportation regarding the real property located at 15 Governor Drive in the Stewart International Airport Industrial Park, New Windsor, New York. (Reference is made to Exhibit 10.19(b) of the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1995, Commission File No. 1-4415, which is incorporated herein by reference.)

10.20 Employment Agreement, dated March 18, 1996, between Park and E. Phillip Smoot. (This exhibit is a management contract or compensatory plan or arrangement.)

11.01       Computation of fully-diluted earnings per share.

22.01       Subsidiaries of the Company.

24.01       Consent of Ernst & Young LLP.

27.01       Financial Data Schedule

       (b) Reports on Form 8-K filed during the fiscal quarter ended March 3, 1996.

            Report on Form 8-K dated January 23, 1996, Commission File No. 1-4415, reporting in Item 5 that on January 23, 1996, the Board of Directors of Park adopted amendments to its By-Laws, which among other things, (i) increase from 33 1/3% to 80% the percentage of the issued and outstanding shares of stock of the Company required to call special meetings of stockholders, (ii) eliminate the ability of stockholders to remove directors without cause, and (iii) require stockholders to provide the Company with advance notice of their intention to make nominations of directors or bring new business at annual meetings of stockholders.








                                 SIGNATURES



       Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 29, 1996                      PARK ELECTROCHEMICAL CORP.



                                      By:
                                                 Jerry Shore,
                                             Chairman of the Board



       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                        Title                    Date


                             Chairman of the Board
Jerry Shore                  and Director (principal
                             executive officer)             May 29, 1996

                             Vice President (principal
Paul R. Shackford            financial and accounting
                             officer)                       May 29, 1996

                             Director
E. Phillip Smoot                                            May 29, 1996


                             Director
Brian E. Shore                                              May 29, 1996


                             Director
Anthony Chiesa                                              May 29, 1996


                             Director
Lloyd Frank                                                 May 29, 1996


                             Director
Norman M. Schneider                                         May 29, 1996










Schedule II
PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


         Column A                         Column B      Column C              Column D               Column E
                                         Balance at    Charged to               Other               Balance at
                                         Beginning      Cost and       Accounts      Translation       End
       Description                       of Period      Expenses      Written Off    Adjustment     of Period

                                                                         (A)


ALLOWANCE FOR DOUBTFUL ACCOUNTS:

53 weeks ended March 3, 1996              $2,490,000  $   (495,000)     $ (128,000)    $  (10,000)     $1,857,000

52 weeks ended February 26, 1995          $2,673,000   $   (44,000)     $ (186,000)    $   47,000      $2,490,000

52 weeks ended February 27, 1994          $2,977,000    $   (3,000)     $ (317,000)    $   16,000      $2,673,000








(A)  Uncollectible accounts, net of recoveries.





















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

                                  FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended March 3, 1996


                             ___________________



                         PARK ELECTROCHEMICAL CORP.







              =================================================




















Exhibit
Number                               Description

3.01 Restated Certificate of Incorporation, as amended (Reference is made to Exhibit 3.01 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 27, 1995, Commission File No. 1-4415, which is incorporated herein by reference.)

3.02 By-Laws, as amended (Reference is made to Exhibit 3(i) of the Company's Current Report on Form 8-K dated January 23, 1996, Commission File No. 1-4415, which is incorporated herein by reference.)

4.01 Amended and Restated Rights Agreement, dated as of July 12, 1995, between the Company and Registrar and Transfer Company, as Rights Agent, relating to the Company's Preferred Stock Purchase Rights. (Reference is made to Exhibit 1 to Amendment No. 1 on Form 8-A/A to the Company's Registration Statement on Form 8-A filed on August 10, 1995, Commission File No. 1-4415, which is incorporated herein by reference.)

4.02 Form of Indenture, dated as of February 1, 1996, between the Company and The Chase Manhattan Bank, N.A., as Trustee, relating to the Company's 5.5% Convertible Subordinated Notes due 2006 (Reference is made to Exhibit 1.02 to Amendment No. 1 to the Company's Form S-3 Registration Statement, Registration No. 333-00213, as filed with the Securities and Exchange Commission on February 1, 1996, which is incorporated herein by reference.)

            Information concerning Registrant's long-term debt is set forth in Note 6 of the Notes to Consolidated Financial Statements included in Item 8 of this Report. Other than the Indenture filed as Exhibit 4.02 hereto, no instrument defining the rights of holders of such long-term debt relates to securities having an aggregate principal amount in excess of 10% of the consolidated assets of Registrant and its subsidiaries; therefore, in accordance with paragraph (iii) of Item 4 of Item 601(b) of Regulation S-K, the other instruments defining the rights of holders of long-term debt are not filed herewith. Registrant hereby agrees to furnish a copy of any such other instruments to the Securities and Exchange Commission upon request.

10.01 Lease dated December 12, 1989 regarding real property located at 1100 East Kimberly Avenue, Anaheim, California between Nelco Products, Inc. and James Emmi and letter dated December 29, 1994 from Nelco Products, Inc. to James Emmi exercising its option to extend such Lease.

10.02 Lease dated December 12, 1989 regarding real property located at 1107 East Kimberly Avenue, Anaheim, California between Nelco Products, Inc. and James Emmi and letter dated December 29, 1994 from Nelco Products, Inc. to James Emmi exercising its option to extend such Lease.

10.03 Lease Agreement dated August 16, 1983 and Exhibit C, First Addendum to Lease, regarding real property located at 1411 E. Orangethorpe Avenue, Fullerton, California between Nelco Products, Inc. and TCLW/Fullerton.





Exhibit
Number                               Description

10.03(a) Second Addendum to Lease dated January 26, 1987 between Nelco Products, Inc. and TCLW/Fullerton to Lease Agreement dated August 16, 1983 (see Exhibit 10.03 hereto) regarding real prop-erty located at 1421 E. Orangethorpe Avenue, Fullerton, Califor-nia. (Reference is made to Exhibit 10.03(a) of the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1995, Commission File No. 1-4415, which is incorporated herein by reference.)

10.03(b) Third Addendum to Lease dated January 7, 1991 and Fourth Addendum to Lease dated January 7, 1991 between Nelco Products, Inc. and TCLW/Fullerton to Lease Agreement dated August 16, 1983 (see Exhibit 10.03 hereto) regarding real property located at 1411, 1421 and 1431 E. Orangethorpe Avenue, Fullerton, California. (Reference is made to Exhibit 10.03(b) of the Company's Annual Report on Form 10-K for the fiscal year ended March 3,1991, Commission file No. 1-4415, which is incorporated herein by reference.)

10.03(c) Fifth Addendum to Lease dated July 5, 1995 between Nelco Products, Inc. and TCLW/Fullerton (See Exhibit 10.03 hereto) regarding real property located at 1411 E. Orangethorpe Avenue, Fullerton, California.

10.04 Lease dated February 15, 1983 regarding real property located at 1130 West Geneva Drive, Tempe, Arizona between Nelco Products, Inc. and CMD Southwest, Inc.

10.04(a) First Amendment to Lease dated December 10, 1992 regarding real property located at 1130 West Geneva Drive, Tempe, Arizona between Nelco Technology, Inc. and CMD Southwest Inc., and novation substituting Nelco Technology, Inc. for Nelco Products, Inc. (Reference is made to Exhibit 10.04(a) of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by reference.)

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

10.06(a) Amended and Restated 1982 Stock Option Plan of the Company. (Reference is made to Exhibit 10.06(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 1, 1992, Commission File No. 1-4415, which exhibit is incorporated herein by reference. This exhibit is a management contract or compensatory plan or arrangement.)

Exhibit
Number                               Description

10.06(b)    1992 Stock Option Plan of the Company.  (Reference is made to
            Exhibit 10.06(b) of the Company's Annual Report on Form 10-K for the fiscal year ended March 1, 1992, Commission File No. 1-4415, which exhibit is incorporated herein by reference. This exhibit is a management contract or compensatory plan or arrangement.)

10.07(a) Amended and Restated Employment Agreement dated February 28, 1994 between Park and Jerry Shore. (Reference is made to Exhibit 10.07(c) of the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 1994, Commission File No. 1-4415, which is incorporated herein by reference. This exhibit is a management contract or compensatory plan or arrangement.)

10.07(b) Amendment No. 1 dated March 1, 1995 to the Amended and Restated Employment Agreement dated February 28, 1994 (see Exhibit 10.07(b) hereto) between Park and Jerry Shore. (Reference is made to Exhibit 10.07(c) of the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1995, Commission File No. 1-4415, which is incorporated herein by reference. This exhibit is a management contract or compensatory plan or arrangement.)

10.08 Lease dated April 15, 1988 regarding real property located at 172 East Aurora Street, Waterbury, Connecticut between FiberCote Industries, Inc. (lease was initially entered into by USP Composites, Inc., which subsequently changed its name to FiberCote Industries, Inc.) and Geoffrey Etherington, II. (Reference is made to Exhibit 10.08 of the Company's Annual Report on form 10-K for the fiscal year ended February 26, 1995, Commission File No. 1-4415, which is incorporated herein by reference.)

10.08(a) Amendment to Lease dated December 21, 1992 to Lease dated April 15, 1988 regarding real property located at 172 East Aurora Street, Waterbury, Connecticut between FiberCote Industries, Inc. and Geoffrey Etherington II. (Reference is made to Exhibit 10.08(a) of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by reference.)

10.09 Lease dated March 14, 1988 regarding real property located at 1117 West Fairmont, Tempe, Arizona between Nelco Products, Inc. and CMD Southwest One. (Reference is made to Exhibit 10.09 of the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1995, Commission File No. 1-4415, which is incorporated herein by reference.)

10.09(a) First Amendment to Lease dated December 10, 1992 to Lease dated March 14, 1988 regarding real property located at 1117 West Fairmont, Tempe, Arizona between Nelco Technology, Inc. and CMD Southwest One, and novation substituting Nelco Technology, Inc. for Nelco Products, Inc. (Reference is made to Exhibit 10.09(a) of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by reference.)

10.09(b) Second Amendment to Lease dated March 24, 1995 regarding real property located at 1117 West Fairmont, Tempe, Arizona between Nelco Technology, Inc. and CMD Southwest One.


Exhibit
Number                               Description

10.09(c) Third Amendment to Lease dated January 18, 1996 regarding real property located at 1117 West Fairmont, Tempe, Arizona between Nelco Technology, Inc. and CMD Southwest One.

10.10 Lease dated October 1, 1991 regarding real property located at 25 North Park, N.E., Comstock Park, Michigan between Zin-Plas Corporation and Philip L. Johnson d/b/a Johnson Development Company. (Reference is made to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by reference.)

10.11 Lease dated August 31, 1989 regarding real property located at 1104 West Geneva Drive, Tempe, Arizona between Nelco Technology, Inc. and Cemanudi Associates.

10.11(a) First Amendment to Lease dated October 21, 1994 to Lease dated August 31, 1989 regarding real property located at 1104 West Geneva Drive, Tempe, Arizona between Nelco Technology, Inc. and Cemanudi Associates. (Reference is made to Exhibit 10.11(a) of the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1995, Commission File No. 1-4415, which is incorporated hereby by reference.)

10.12 Lease dated March 24, 1995 between Nelco Technology, Inc. and CMD Southwest Inc. regarding real property located at 1131 West Fairmont, Tempe, Arizona.

10.12(a) First Amendment to Lease dated January 18, 1996 between Nelco Technology, Inc. and CMD Southwest Inc. regarding real property located at 1131 West Fairmont, Tempe, Arizona.

10.13 Lease dated December 12, 1990 between Neltec, Inc. and NZ Properties, Inc. regarding real property located at 1420 W. 12th Place, Tempe, Arizona. (Reference is made to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 1991, Commission File No. 1-4415, which is incorporated herein by reference.)

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

10.14(d) 1995 Extension to Amendment to Second Extension of Lease dated October 19, 1995 between Dielectric Polymers, Inc. and Holyoke Supply Company, Inc. regarding real property located at 218 Race Street, Holyoke, Massachusetts.

10.15 Lease dated January 8, 1992 between Nelco Technology, Inc. and CMD Southwest, Inc. regarding real property located at 1135 West Geneva Drive, Tempe, Arizona. (Reference is made to Exhibit
            10.15 of the Company's Annual Report on Form 10-K for the fiscal year ended March 1, 1992, Commission File No. 1-4415, which exhibit is incorporated herein by reference.)

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







Exhibit
Number                               Description

10.19 Lease Contract dated February 26, 1988 between the New York State Department of Transportation and the Edgewater Stewart Company regarding real property located at 15 Governor Drive in the Stewart International Airport Industrial Park, New Windsor, New York. (Reference is made to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1995, Commission File No. 1-4415, which is incorporated herein by reference.)

10.19(a) Assignment and Assumption of Lease dated February 16, 1995 between New England Laminates Co., Inc. and The Edgewater Stewart Company regarding the assignment of the Lease Contract (see Exhibit 10.19 hereto) for the real property located at 15 Governor Drive in the Stewart International Airport Industrial Park, New Windsor, New York. (Reference is made to Exhibit 10.19(a) of the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1995, Commission File No. 1-4415, which is incorporated herein by reference.)

10.19(b) Lease Amendment No. 1 dated February 17, 1995 between New England Laminates Co., Inc. and the New York State Department of Transportation regarding the real property located at 15 Governor Drive in the Stewart International Airport Industrial Park, New Windsor, New York. (Reference is made to Exhibit 10.19(b) of the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1995, Commission File No. 1-4415, which is incorporated herein by reference.)

10.20 Employment Agreement, dated March 18, 1996, between Park and E. Phillip Smoot. (This exhibit is a management contract or compensatory plan or arrangement.)

11.01       Computation of fully-diluted earnings per share.

22.01       Subsidiaries of the Company.

24.01       Consent of Ernst & Young LLP.

27.01       Financial Data Schedule

       (b) Reports on Form 8-K filed during the fiscal quarter ended March 3, 1996.

            Report on Form 8-K dated January 23, 1996, Commission File No. 1-4415, reporting in Item 5 that on January 23, 1996, the Board of Directors of Park adopted amendments to its By-Laws, which among other things, (i) increase from 33 1/3% to 80% the percentage of the issued and outstanding shares of stock of the Company required to call special meetings of stockholders, (ii) eliminate the ability of stockholders to remove directors without cause, and (iii) require stockholders to provide the Company with advance notice of their intention to make nominations of directors or bring new business at annual meetings of stockholders.