Form 10-Q
period 1996-06-02
PARK ELECTROCHEMICAL CORP
filed 1996-07-16
CIK 76267

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               F O R M  10-Q


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 2, 1996

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


                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,491,580 as of July 12, 1996.

                        PARK ELECTROCHEMICAL CORP.
                             AND SUBSIDIARIES




                             TABLE OF CONTENTS


                                                                    Page
                                                                   Number
                                                                   ------
PART I.     FINANCIAL INFORMATION:

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
             June 2, 1996 (Unaudited) and
             March 3, 1996 ......................................     4

            Consolidated Statements of Earnings
             13 weeks ended June 2, 1996 and
             May 28, 1995 (Unaudited)............................     5

            Condensed Consolidated Statements of Cash Flows
             13 weeks ended June 2, 1996 and
             May 28, 1995 (Unaudited)............................     6

            Notes to Condensed Consolidated Financial
             Statements (Unaudited) .............................     7

   Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations .........................................     8


PART II.    OTHER INFORMATION:

   Item 1.  Legal Proceedings ...................................    11

   Item 6.  Exhibits and Reports on Form 8-K ....................    11


SIGNATURES  .....................................................    12

EXHIBIT INDEX....................................................   13

                      PART I.  FINANCIAL INFORMATION




Item 1.   Financial Statements.

          The Company's Financial Statements begin on the next page.

                         PARK ELECTROCHEMICAL CORP.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands)
                                                  June 2,          March 3,
                                                   1996              1996
ASSETS                                          (Unaudited)           *
Current assets:

  Cash and cash equivalents                      $ 87,398         $ 75,970

  Marketable securities                            53,929           67,243

  Accounts receivable, net                         40,058           42,821

  Inventories (Note 2)                             31,269           27,712

  Prepaid expenses and other current assets         4,733            4,026
                                                 --------          -------
     Total current assets                         217,387          217,772

Property, plant and equipment, net                 77,341           76,439

Other assets                                        4,662            4,764
                                                 --------         --------
                                                 $299,390         $298,975
                                                 ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable                               $ 34,713         $ 35,924

  Accrued liabilities                              15,949           16,941

  Income taxes payable                              4,579            3,942
                                                 --------         --------
     Total current liabilities                     55,241           56,807

Long-term debt                                    100,000          100,000

Deferred income taxes                               6,189            6,324

Deferred pension liability                          1,417            1,417

Stockholders' equity:
   Common stock                                     1,358            1,358
   Other stockholders' equity                     135,185          133,069
                                                 --------         --------
     Total stockholders' equity                   136,543          134,427
                                                 --------         --------
                                                 $299,390         $298,975
                                                 ========         ========


*The balance sheet at March 3, 1996 has been derived from the audited financial statements at that date.

                         PARK ELECTROCHEMICAL CORP.
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF EARNINGS
            (Unaudited--in thousands, except per share amounts)
                                                        13 Weeks Ended
                                                 -------------------------
                                                  June 2,          May 28,
                                                   1996             1995

Net sales                                        $75,406          $75,412

Cost of sales                                     63,574           57,695
                                                 --------         --------
Gross profit                                      11,832           17,717

Selling, general and administrative expenses       7,801            8,857
                                                 --------         --------

Profit from operations                             4,031            8,860
                                                 --------         --------

Other income (expense):
  Interest and other income, net                   1,853              568
  Interest expense                                (1,355)             -
                                                 --------         --------

       Total other income                            498              568
                                                 --------         --------

Earnings before income taxes                       4,529            9,428

Income tax provision                               1,404            3,404
                                                 --------         --------

Net earnings                                     $ 3,125          $ 6,024
                                                 ========         ========

Earnings per share (Note 3):
  Primary                                        $   .26          $   .51
  Fully diluted                                  $   .26          $   .51


Weighted average number of common and
common equivalent shares outstanding:
  Primary                                         11,829           11,708
  Fully diluted                                   11,829           11,708


Dividends per share                              $   .08          $   .06


                              PARK ELECTROCHEMICAL CORP.
                                   AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited--in thousands)
                                                           13 weeks ended
                                                       ----------------------
                                                        June 2,       May 28,
                                                         1996          1995
Net cash provided by operating activities              $ 2,712       $10,027
                                                       --------      --------

Cash flows from investing activities:
 Purchases of property, plant and
  equipment, net                                        (3,584)       (6,489)
 Purchases of marketable securities                    (10,396)       (2,968)
 Proceeds from sales of marketable
  securities                                            23,543         1,999
                                                       --------      --------
  Net cash provided by (used in) investing
  activities                                             9,563        (7,458)
                                                       --------      --------


Cash flows from financing activities:
 Dividends paid                                           (924)         (688)
 Proceeds from exercise of stock options                    53           122
                                                       --------      --------
  Net cash used in financing activities                   (871)         (566)
                                                       --------      --------

Increase in cash and cash equivalents
 before exchange rate changes                           11,404         2,003

Effect of exchange rate changes on cash
 and cash equivalents                                       24            43
                                                       --------      --------

Increase in cash and cash equivalents                   11,428         2,046
Cash and cash equivalents, beginning of
 period                                                 75,970        30,803
                                                       --------      --------
Cash and cash equivalents, end of period               $87,398       $32,849
                                                       ========      ========


Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                           $   -         $   -
    Income taxes                                       $   700       $   421




                          PARK ELECTROCHEMICAL CORP.
                               AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The condensed consolidated balance sheet as of June 2, 1996, the consolidated statements of earnings for the 13 weeks ended June 2, 1996 and May 28, 1995, and the condensed consolidated statements of cash flows for the 13 week periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 2, 1996, and the results of operations and cash flows for all periods presented, have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 1996.

2.   INVENTORIES

     Inventories consist of the following:
                                                   (In thousands)
                                             June 2,           March 3,
                                              1996               1996
                                             -------           --------
          Raw materials                      $16,813           $13,040
          Work-in-process                      4,573             4,280
          Finished goods                       9,192             9,674
          Manufacturing supplies                 691               718
                                             -------           -------
                                             $31,269           $27,712
                                             =======           =======

3.  EARNINGS PER SHARE

    Primary earnings per share are computed based on the weighted average number of common and common equivalent shares outstanding during the period. Fully diluted earnings per share reflects additional shares assumed to be outstanding based upon (i) the exercise of stock options at the period-end market price of the Company's common stock if such price is higher than the average market price during the period, and (ii) the assumed conversion of the Company's Convertible Subordinated Notes ("Notes"), if the effect is dilutive. For the period ended June 2, 1996, the effect of the assumed conversion of the Notes was antidilutive and, accordingly, the amount reported for fully diluted earnings per share was equal to the amount reported for primary earnings per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Park is a leading global designer and producer of advanced electronic materials used to fabricate complex multilayer printed circuit boards and other electronic interconnect systems, such as backplanes and semiconductor packaging systems. The Company's customers for its advanced printed circuit materials include leading independent circuit board fabricators and large electronic equipment manufacturers in the computer, telecommunications, transportation, aerospace and instrumentation indus-tries. The Company's electronic materials operations accounted for more than 86% of net sales worldwide and more than 91% of operating profit in each of the last two fiscal years and in the three-month periods ended May 28, 1995 and June 2, 1996. The Company's foreign electronic materials operations accounted for approximately 24% and 29% of net sales worldwide for the 1995 and 1996 fiscal years, respectively, and approximately 28% for each of the three-month periods ended May 28, 1995 and June 2, 1996.

            The Company experienced strong sales and earnings growth during the fiscal year ended March 3, 1996 and prior fiscal years, led by strong growth in sales by the Company's United States and Singapore electronic materials operations. However, in the first quarter of the 1997 fiscal year, sales were unchanged from the first quarter of the last fiscal year and earnings declined significantly from last fiscal year's comparable period.

Three Months Ended June 2, 1996 Compared with Three Months Ended May 28,
1995:

            The Company's electronic materials business was responsible for the deterioration in the Company's results of operations for the three-month period ended June 2, 1996. The United States, Asian and European markets for sophisticated printed circuit materials experienced weakness during the 1997 fiscal year first quarter which the Company believes was principally attributable to an industry-wide inventory correction.

            During the three-month period ended June 2, 1996, the Company's electronic materials business incurred increased costs associated with the major production capacity expansions that the Company completed at the end of the 1996 fiscal year in Newburgh, New York and Tempe, Arizona. The electronic materials business also experienced inefficiencies caused by operating its facilities at levels significantly lower than their designed manufacturing capacity and faced price pressure from its customers. These factors adversely affected the Company's gross margins. In addition, the Company's largest customer suffered a strike which significantly reduced the Company's sales of electronic materials to that customer during the quarter and negatively affected the Company's margins.

            The Company's plumbing and industrial components segment consists of the Company's specialty adhesive tape business, its advanced composites business and its plumbing hardware business, all of which operate as independent business units. The Company's specialty adhesive tape business performed very well in the current fiscal year's first quarter. The Company's advanced composites business performed reasonably and in line with expectations in the first quarter. The performance of the Company's plumbing hardware business was disappointing in the first quarter, and the Company continues to explore and pursue its options with respect to that business.

            Results of Operations

            Sales for the three-month period ended June 2, 1996 were $75.4 million compared with approximately the same amount for last fiscal year's comparable period. Sales of the electronic materials business for the three-month period ended June 2, 1996 were $65.4 million, or 87% of total sales worldwide, compared with approximately the same amount and the same percent of total sales worldwide for last fiscal year's comparable period. Sales of the plumbing and industrial components business for the three-month period ended June 2, 1996 were $10.0 million compared with approximately the same amount for last fiscal year's comparable period.

            The Company's foreign electronic materials operations accounted for $21.0 million of sales, or 28% of the Company's total sales worldwide, during the three-month period ended June 2, 1996 compared with $21.3 million of sales, or 28% of total sales worldwide, during last fiscal year's comparable period.

            The gross margin for the Company's worldwide operations was 15.7% during the three-month period ended June 2, 1996 compared with 23.5% for last fiscal year's comparable period. The deterioration in the gross margin was attributable to increased costs associated with the new facilities in Newburgh, New York and Tempe, Arizona, inefficiencies caused by operating its facilities at levels significantly lower than their designed capacity, price pressure exerted by customers and reduced sales volumes with the Company's largest customer due to a strike which interrupted that customer's operations.

            Selling, general and administrative expenses, measured as a percentage of sales, were 10.3% during the three-month period ended June 2, 1996 compared with 11.7% during last fiscal year's comparable period. This reduction was a function of reduced general and administrative expenses, resulting, in part, from lower employee bonus and profit sharing expenses due to lower operating profits.

            For the reasons set forth above, profit from operations for the three-month period ended June 2, 1996 decreased 55% to $4.0 million from $8.9 million for last fiscal year's comparable period.

            Interest and other income, principally investment income, increased 226% to $1.9 million for the three-month period ended June 2, 1996 from $0.6 million for last fiscal year's comparable period. The increase in investment income was attributable to the substantial increase in cash available for investment. The Company's investments were primarily short-term taxable instruments and government securities. Interest expense for the three-month period ended June 2, 1996 was $1.4 million compared with a minimal amount during last fiscal year's comparable period. At the end of the 1996 fiscal year, the Company issued $100 million principal amount of 5.5% Convertible Subordinated Notes due 2006 (the "Notes"); as a result, all of such Notes were outstanding during the quarter ended June 2, 1996, which resulted in the associated interest expense and cash available for investment. The Company had no long-term debt outstanding during the first quarter of the 1996 fiscal year.

            The Company's effective income tax rate for the three-month period ended June 2, 1996 was 31.0% compared with 36.1% for last fiscal year's comparable period. This decrease in the effective tax rate was primarily the result of favorable foreign tax rate differentials.

            Net earnings for the three-month period ended June 2, 1996 decreased 48% to $3.1 million from $6.0 million for last fiscal year's comparable period. Primary and fully diluted earnings per share decreased to $0.26 for the three-month period ended June 2, 1996 from $0.51 for last fiscal year's comparable period. This decrease in net earnings and earnings per share was attributable to the Company's weakened operating results.

Liquidity and Capital Resources:

            At June 2, 1996, the Company's cash and temporary investments were $141.3 million compared with $143.2 million at March 3, 1996, the end of the Company's 1996 fiscal year. The decrease in the Company's cash and investment position at June 2, 1996 was attributable to investments in property, plant and equipment, as discussed below. The Company's working capital was $162.1 million at June 2, 1996 compared with $161.0 million at March 3, 1996. The increase at June 2, 1996 compared with March 3, 1996 was due to the increase in inventories and decrease in payables, offset in part by lower receivables and cash and temporary investments. The increase in inventories at June 2, 1996 compared with March 3, 1996 was due principally to higher purchases of raw materials to ensure adequate supply of such materials. The Company's current ratio (the ratio of current assets to current liabilities) was 3.9 to 1 at June 2, 1996 compared with 3.8 to 1 at March 3, 1996.

            During the three-months ended June 2, 1996, cash provided by net earnings before depreciation and amortization of $5.8 million was reduced by a net increase in working capital items, resulting in $2.7 million of cash provided from operating activities, and the Company expended $3.6 million for the purchase of property, plant and equipment. Expenditures for property, plant and equipment were $24.5 million and $17.5 million in the 1996 and 1995 fiscal years, respectively. The Company currently expects the level of capital expenditures in the 1997 fiscal year to be lower than in the 1996 fiscal year. The Company is continuing to consider further expansions of its electronic materials operations, particularly in the United States and Asia.

            At June 2, 1996, the Company's only long-term debt was the Notes. The Company believes its financial resources will be sufficient, for the foreseeable future, to provide for continued investment in property, plant and equipment and for general corporate purposes. Such resources would also be available for appropriate acquisitions and other expansions of the Company's business.

Factors That May Affect Future Results.

            Certain portions of this Report which do not relate to historical financial information may be deemed to constitute forward-looking statements that are subject to various factors which could cause actual results to differ materially from Park's expectations or from results which might be projected, forecast, estimated or budgeted by the Company in forward-looking statements. Such factors include, but are not limited to, general conditions in the electronics industry, Park's competitive position, the status of customer orders, and the various factors set forth under the caption "Factors That May Affect Future Results" in Item 7 of Park's Annual Report on Form 10-K for the fiscal year ended March 3, 1996.

                        PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

    (a) There are no material pending legal proceedings to which the Company is a party or to which any of its properties is subject.

    (b) No material pending legal proceeding was terminated during the fiscal quarter ended June 2, 1996.


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits:

         Exhibit
         Number

         11.01    Computation of fully diluted earnings per share

         27.01    Financial Data Schedule

    (b) No reports on Form 8-K have been filed during the fiscal quarter ended June 2, 1996.

                                  SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            Park Electrochemical Corp.
                                            ---------------------------
                                                  (Registrant)




Date:  July 15, 1996                        /s/Brian E. Shore
       -------------                        ---------------------------
                                                Brian E. Shore
                                                   President





Date:  July 15, 1996                        /s/Paul R. Shackford
       -------------                        ---------------------------
                                                Paul R. Shackford
                                                Vice President and
                                            Principal Financial Officer

                               EXHIBIT INDEX




Exhibit No.     Name                                               Page

   11.01        Computation of fully diluted
                 earnings per share............................     -

   27.01        Financial Data Schedule (filed
                 only by electronic transmission
                  with EDGAR filing with the
                  Securities and Exchange Commission)..........     -