Form 10-Q
period 1996-09-01
PARK ELECTROCHEMICAL CORP
filed 1996-10-15
CIK 76267

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               F O R M  10-Q


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 1, 1996

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


                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,256,230 as of October 11, 1996.

                        PARK ELECTROCHEMICAL CORP.
                             AND SUBSIDIARIES




                             TABLE OF CONTENTS


                                                                    Page
                                                                   Number
                                                                   ------
PART I.     FINANCIAL INFORMATION:

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
             September 1, 1996 (Unaudited) and
             March 3, 1996 ......................................     4

            Consolidated Statements of Earnings
             13 weeks and 26 weeks ended September 1, 1996 and
             August 27, 1995 (Unaudited).........................     5

            Condensed Consolidated Statements of Cash Flows
             26 weeks ended September 1, 1996 and
             August 27, 1995 (Unaudited).........................     6

            Notes to Condensed Consolidated Financial
             Statements (Unaudited) .............................     7

   Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations .........................................     8


PART II.    OTHER INFORMATION:

   Item 1.  Legal Proceedings ...................................    11

   Item 4.  Submission of Matters to a Vote of
            Security Holders.....................................    11

   Item 6.  Exhibits and Reports on Form 8-K ....................    11


SIGNATURES  .....................................................    12

EXHIBIT INDEX....................................................   13

                      PART I.  FINANCIAL INFORMATION




Item 1.   Financial Statements

          The Company's Financial Statements begin on the next page.

                         PARK ELECTROCHEMICAL CORP.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands)
                                               September 1,        March 3,
                                                  1996              1996
                                               ------------        --------
ASSETS                                          (Unaudited)           *
Current assets:

  Cash and cash equivalents                      $ 82,121         $ 75,970

  Marketable securities                            52,304           67,243

  Accounts receivable, net                         44,304           42,821

  Inventories (Note 2)                             25,969           27,712

  Prepaid expenses and other current assets         4,506            4,026
                                                 --------          -------
     Total current assets                         209,204          217,772

Property, plant and equipment, net                 79,758           76,439

Other assets                                        4,486            4,764
                                                 --------         --------
                                                 $293,448         $298,975
                                                 ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable                               $ 31,556         $ 35,924

  Accrued liabilities                              15,649           16,941

  Income taxes payable                              3,461            3,942
                                                 --------         --------
     Total current liabilities                     50,666           56,807

Long-term debt                                    100,000          100,000

Deferred income taxes                               6,832            6,324

Deferred pension liability                          1,417            1,417

Stockholders' equity:
   Common stock                                     1,358            1,358
   Other stockholders' equity                     133,175          133,069
                                                 --------         --------
     Total stockholders' equity                   134,533          134,427
                                                 --------         --------
                                                 $293,448         $298,975
                                                 ========         ========


*The balance sheet at March 3, 1996 has been derived from the audited financial statements at that date.

                         PARK ELECTROCHEMICAL CORP.
                             AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF EARNINGS
               (Unaudited--in thousands, except per share data)

                                13 Weeks Ended            26 Weeks Ended
                           -------------------------  ------------------------
                           September 1,   August 27,  September 1,  August 27,
                               1996          1995         1996         1995
                           ------------   ----------  ------------  ----------
Net sales                     $81,974      $69,937     $157,380      $145,349

Cost of sales                  67,120       54,728      130,694       112,423
                              --------     --------    ---------     ---------
Gross profit                   14,854       15,209       26,686        32,926

Selling, general and
  administrative expenses       8,375        7,630       16,176        16,487
                              --------     --------    ---------     ---------
Profit from operations          6,479        7,579       10,510        16,439
                              --------     --------    ---------     ---------

Other income (expense):
 Interest and other
  income, net                   1,675          551        3,528         1,119
 Interest expense              (1,370)         -         (2,725)          -
                              --------     --------    ---------     ---------

    Total other income            305          551          803         1,119
                              --------     --------     --------      --------

Earnings before income taxes    6,784        8,130       11,313        17,558

Income tax provision            2,103        2,764        3,507         6,168
                              --------     --------     --------      --------

Net earnings                  $ 4,681      $ 5,366      $ 7,806       $11,390
                              ========     ========     ========      ========


Earnings per share (Note 3):
 Primary                      $   .40      $   .45      $   .67       $   .97
 Fully diluted                $   .40      $   .45      $   .67       $   .96


Weighted average number of
common and common equivalent
shares outstanding:
 Primary                       11,590       11,801       11,686        11,749
 Fully diluted                 13,960       11,829       11,686        11,814

Dividends per share           $   .08      $   .06      $   .16       $   .12



                              PARK ELECTROCHEMICAL CORP.
                                   AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited--in thousands)
                                                           26 Weeks Ended
                                                     -------------------------
                                                     September 1,   August 27,
                                                         1996          1995
                                                     ------------   ----------
Net cash provided by operating activities              $ 7,767       $10,276
                                                       --------      --------

Cash flows from investing activities:
 Purchases of property, plant and
  equipment, net                                        (8,596)      (13,844)
 Purchases of marketable securities                    (44,756)      (13,476)
 Proceeds from sales of marketable
  securities                                            59,638         5,393
                                                       --------      --------
  Net cash provided by (used in) investing
  activities                                             6,286       (21,927)
                                                       --------      --------


Cash flows from financing activities:
 Dividends paid                                         (1,846)       (1,375)
 Proceeds from exercise of stock options                   225           347
 Purchase of treasury stock                             (6,293)          -
 Other                                                       1            (2)
                                                       --------      --------
  Net cash used in financing activities                 (7,913)       (1,030)
                                                       --------      --------

Increase (decrease) in cash and cash equivalents
 before effect of exchange rate changes                  6,140       (12,681)

Effect of exchange rate changes on cash
 and cash equivalents                                       11           (76)
                                                       --------      --------

Increase (decrease) in cash and cash equivalents         6,151       (12,757)

Cash and cash equivalents, beginning of period          75,970        30,803
                                                       --------      --------
Cash and cash equivalents, end of period               $82,121       $18,046
                                                       ========      ========


Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                           $   -         $   -
    Income taxes                                       $ 6,450       $ 4,983




                          PARK ELECTROCHEMICAL CORP.
                               AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The condensed consolidated balance sheet as of September 1, 1996, the consolidated statements of earnings for the 13 weeks and 26 weeks ended September 1, 1996 and August 27, 1995, and the condensed consolidated statements of cash flows for the 26 week periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 1, 1996, and the results of operations and cash flows for all periods presented, have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 1996.

2.   INVENTORIES

     Inventories consist of the following:
                                                   (In thousands)
                                          September 1,         March 3,
                                              1996               1996
                                          ------------         --------
          Raw materials                      $12,593           $13,040
          Work-in-process                      4,990             4,280
          Finished goods                       7,711             9,674
          Manufacturing supplies                 675               718
                                             -------           -------
                                             $25,969           $27,712
                                             =======           =======

3.  EARNINGS PER SHARE

    Primary earnings per share are computed based on the weighted average number of common and common equivalent shares outstanding during the period. Fully diluted earnings per share reflects additional shares assumed to be outstanding based upon (i) the assumed exercise of stock options at the period-end market price of the Company's common stock if such price is higher than the average market price during the period, and
    (ii) the assumed conversion of the Company's Convertible Subordinated Notes ("Notes"), if the effect would be dilutive. For the 26 weeks ended September 1, 1996, the effect of the assumed conversion of the Notes was antidilutive and, accordingly, the amount reported for fully diluted earnings per share was equal to the amount reported for primary earnings per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            Park is a leading global designer and producer of advanced electronic materials used to fabricate complex multilayer printed circuit boards and other electronic interconnect systems, such as backplanes and semiconductor packaging systems. The Company's customers for its advanced printed circuit materials include leading independent circuit board fabricators and large electronic equipment manufacturers in the computer, telecommunications, transportation, aerospace and instrumentation indus-tries. The Company's electronic materials operations accounted for more than 86% of net sales worldwide and more than 91% of operating profit in each of the last two fiscal years and in the three-month and six-month periods ended September 1, 1996. The Company's foreign electronic materials operations accounted for approximately 24% and 29% of net sales worldwide for the 1995 and 1996 fiscal years, respectively, and approximately 30% and 29%, respectively, for the three-month and six-month periods ended September 1, 1996.


Three and Six Months Ended September 1, 1996 Compared with Three and Six Months Ended August 27, 1995:

            The Company's electronic materials business was responsible for the deterioration in the Company's results of operations for the three-month and six-month periods ended September 1, 1996. The United States, Asian and European markets for sophisticated printed circuit materials continued to experience weakness during the 1997 fiscal year second quarter which the Company believes was principally attributable to an industry-wide inventory correction that began in the first quarter.

            During the three-month and six-month periods ended September 1, 1996, the Company's electronic materials business experienced inefficiencies caused by operating its facilities at levels significantly lower than their designed manufacturing capacity and faced price pressure from its customers resulting in an inability to pass along raw material cost increases which it received earlier in the current year. These factors adversely affected the Company's gross margins. The improvement in the Company's margins in the second quarter of the 1997 fiscal year over the first quarter were achieved from internal operating adjustments and the return of the Company's largest customer to more normal business levels after it suffered a strike which significantly reduced the Company's sales of electronic materials to that customer during the first quarter and negatively affected the Company's margins.

            The Company's plumbing and industrial components segment consists of the Company's specialty adhesive tape business, its advanced composite materials business and its plumbing hardware business, all of which operate as independent business units. The Company's specialty adhesive tape business performed very well in the current fiscal year's first and second quarters. The Company's advanced composite and microwave circuitry materials business continued its improved performance in the second quarter. The performance of the Company's plumbing hardware business was disappointing again in the second quarter, and the Company continues to explore and pursue its options with respect to that business.

            Results of Operations

            Sales for the three-month and six-month periods ended September 1, 1996 were $82.0 million and $157.4 million, respectively, compared with $69.9 million and $145.3 million for last fiscal year's comparable periods. Sales of the electronic materials business for the three-month and six-month periods ended September 1, 1996 were $71.2 million and $136.6 million, respectively, or 87% of total sales worldwide, compared with $61.9 million and $127.2 million, or 88% of total sales worldwide, for last fiscal year's comparable periods. Sales of the plumbing and industrial components business for the three-month and six-month periods ended September 1, 1996 were $10.8 million and $20.8 million, respectively, compared with $8.0 million and $18.1 million for last fiscal year's comparable periods.

            The Company's foreign electronic materials operations accounted for $24.4 million and $45.5 million, respectively, or 30% and 29% of the Company's total sales worldwide, during the three-month and six-month periods ended September 1, 1996 compared with $22.5 million and $43.9 million, respectively, of sales, or 32% and 30% of total sales worldwide, during last fiscal year's comparable periods.

            The gross margins for the Company's worldwide operations were 18.1% and $17.0%, respectively, during the three-month and six-month periods ended September 1, 1996 compared with 21.7% and 22.7% for last fiscal year's comparable periods. The deterioration in the gross margins was attributable to inefficiencies caused by operating facilities at levels significantly lower than their designed capacity, price pressure exerted by customers and, in the first quarter of the current fiscal year, reduced sales volumes with the Company's largest customer due to a strike which interrupted that customer's operations, and increased costs associated with new facilities in Newburgh, New York and Tempe, Arizona.

            Selling, general and administrative expenses, measured as a percentage of sales, were 10.2% and 10.3%, respectively, during the three-month and six-month periods ended September 1, 1996 compared with 10.9% and 11.4% during last fiscal year's comparable periods. This reduction was a function of reduced general and administrative expenses resulting, in part, from lower employee bonus and profit sharing expenses due to lower operating profits.

            For the reasons set forth above, profit from operations for the three-month and six-month periods ended September 1, 1996 decreased 15% to $6.5 million and 36% to $10.5 million, respectively, from $7.6 million and $16.4 million for last fiscal year's comparable periods.

            Interest and other income, principally investment income, increased 204% to $1.7 million and 215% to $3.5 million, respectively, for the three-month and six-month periods ended September 1, 1996 from $0.6 million and $1.1 million for last fiscal year's comparable periods. The increase in investment income was attributable to the substantial increase in cash available for investment. The Company's investments were primarily short-term taxable instruments and government securities. Interest expense for the three-month and six-month periods ended September 1, 1996 was $1.4 million and $2.7 million, respectively, compared with minimal amounts during last fiscal year's comparable periods. At the end of the 1996 fiscal year, the Company issued $100 million principal amount of 5.5% Convertible Subordinated Notes due 2006 (the "Notes"); as a result, such Notes were outstanding during the entire fiscal periods ended September 1, 1996, which resulted in the associated interest expense and cash available for investment. The Company had no long-term debt outstanding during the first or second quarters of the 1996 fiscal year.

            The Company's effective income tax rate for the three-month and six-month periods ended September 1, 1996 was 31.0% compared with 34.0% and 35.1% for last fiscal year's comparable periods. This decrease in the effective tax rate was primarily the result of favorable foreign tax rate differentials.

            Net earnings for the three-month and six-month periods ended September 1, 1996 decreased 13% to $4.7 million and 31% to $7.8 millon, respectively, from $5.4 million and $11.4 million for last fiscal year's comparable periods. Primary and fully diluted earnings per share decreased to $0.40 and $0.67 for the three-month and six-month periods ended September 1, 1996 from primary earnings per share of $0.45 and $0.97 and fully diluted earnings per share of $0.45 and $0.96 for last fiscal year's comparable periods. These decreases in net earnings and earnings per share were attributable to the Company's lower operating results.


Liquidity and Capital Resources:

            At September 1, 1996, the Company's cash and temporary investments were $134.4 million compared with $143.2 million at March 3, 1996, the end of the Company's 1996 fiscal year. The decrease in the Company's cash and investment position at September 1, 1996 was attributable to investments in property, plant and equipment, as discussed below, and repurchase of the Company's Common Stock. The Company's working capital was $158.5 million at September 1, 1996 compared with $161.0 million at March 3, 1996. The decrease at September 1, 1996 compared with March 3, 1996 was due to the reductions in cash and temporary investments and inventories offset in part by the increase in receivables and the decrease in payables. The Company's current ratio (the ratio of current assets to current liabilities) was 4.1 to 1 at September 1, 1996 compared with 3.8 to 1 at March 3, 1996.

            During the six-months ended September 1, 1996, cash provided by net earnings before depreciation and amortization of $13.3 million was reduced by a net increase in working capital items (other than cash and marketable securities), resulting in $7.8 million of cash provided from operating activities. The Company expended $8.6 million for the purchase of property, plant and equipment and $6.3 million for repurchases of the Company's Common Stock. Expenditures for property, plant and equipment were $24.5 million and $17.5 million in the 1996 and 1995 fiscal years, respec-tively. The Company currently expects the level of capital expenditures in the 1997 fiscal year to be lower than in the 1996 fiscal year. The Company is continuing to consider further expansions of its electronic materials operations, particularly in the United States and Asia.

            At September 1, 1996, the Company's only long-term debt was the Notes. The Company believes its financial resources will be sufficient, for the foreseeable future, to provide for continued investment in property, plant and equipment and for general corporate purposes. Such resources would also be available for appropriate acquisitions and other expansions of the Company's business.

Factors That May Affect Future Results

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


Item 1.  Legal Proceedings

    (a) There are no material pending legal proceedings to which the Company is a party or to which any of its properties is subject.

    (b) No material pending legal proceeding was terminated during the fiscal quarter ended September 1, 1996.


Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Shareholders held on July 17, 1996:

    (a) the persons elected as directors of the Company and the voting for such persons were as follows:

                                                   Authority
             Name               Votes For          Withheld
         --------------         ----------         ----------
         Anthony Chiesa         10,388,578          112,539
         Lloyd Frank            10,365,878          135,239
         Norman M. Schneider    10,379,154          121,963
         Brian E. Shore         10,401,547           99,570
         Jerry Shore            10,378,157          122,960
         E. Phillip Smoot       10,377,759          123,358

    (b) amendments to the Company's 1992 Stock Option Plan were approved by the Shareholders to increase the aggregate number of shares of Common Stock of the Company authorized for issuance under such Plan by 550,000 shares and to add a provision with respect to section 162(m) of the Internal Revenue Code of 1986, as amended. There were 10,169,977 votes for these amendments, 278,757 votes against, and 52,383 abstentions.


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         Exhibit
         Number

         11.01    Computation of fully diluted earnings per share

         27.01    Financial Data Schedule

    (b) No reports on Form 8-K have been filed during the fiscal quarter ended September 1, 1996.

                                  SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            Park Electrochemical Corp.
                                            ---------------------------
                                                  (Registrant)




Date:  October 14, 1996                     /s/Brian E. Shore
       ----------------                     ---------------------------
                                                Brian E. Shore
                                                   President





Date:  October 14, 1996                     /s/Paul R. Shackford
       ----------------                     ---------------------------
                                                Paul R. Shackford
                                                Vice President and
                                            Principal Financial Officer

                               EXHIBIT INDEX




Exhibit No.     Name                                               Page

   11.01        Computation of fully diluted
                 earnings per share............................     14

   27.01        Financial Data Schedule (filed
                 only by electronic transmission
                 with EDGAR filing with the
                 Securities and Exchange Commission)..........       -