Form 10-Q
period 1996-12-01
PARK ELECTROCHEMICAL CORP
filed 1997-01-15
CIK 76267

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             F O R M  10-Q


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 1, 1996

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


                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,269,628 as of January 10, 1997.

                        PARK ELECTROCHEMICAL CORP.
                             AND SUBSIDIARIES



                                 I N D E X


                                                               Page
                                                              Number

PART I.     FINANCIAL INFORMATION:

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
             December 1, 1996 (Unaudited) and
             March 3, 1996...................................    4

            Consolidated Statements of Earnings
             13 weeks and 39 weeks ended December 1, 1996
             (Unaudited) and November 26, 1995 (Unaudited)...    5

            Condensed Consolidated Statements of Cash Flows
             39 weeks ended December 1, 1996 (Unaudited)
             and November 26, 1995 (Unaudited) ..............    6

            Notes to Condensed Consolidated Financial
             Statements (Unaudited) .........................    7

   Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations .....................................    8


PART II.    OTHER INFORMATION:

   Item 1.  Legal Proceedings ...............................    11

   Item 6.  Exhibits and Reports on Form 8-K ................    11


SIGNATURES  .................................................    12

EXHIBIT INDEX ...............................................    13

                      PART I.  FINANCIAL INFORMATION




Item 1.    Financial Statements

           The Company's Financial Statements begin on the next page.

                         PARK ELECTROCHEMICAL CORP.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands)
                                                December 1,       March 3,
                                                   1996             1996
                                                -----------       --------
ASSETS                                          (Unaudited)           *

Current assets:

  Cash and cash equivalents                   $ 62,631        $ 75,970

  Marketable securities                         80,677          67,243

  Accounts receivable, net                      48,222          42,821

  Inventories (Note 2)                          21,826          27,712

  Prepaid expenses & other current assets        4,472           4,026
                                              --------         -------
     Total current assets                      217,828         217,772

Property, plant and equipment, net              82,201          76,439

Other assets                                     4,406           4,764
                                              --------        --------
                                              $304,435        $298,975
                                              ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable                            $ 37,133        $ 35,924

  Accrued liabilities                           16,247          16,941

  Income taxes payable                           3,379           3,942
                                              --------        --------
     Total current liabilities                  56,759          56,807

Long-term debt                                 100,000         100,000

Deferred income taxes                            7,158           6,324

Deferred pension liability                       1,417           1,417

Stockholders' equity:
  Common stock                                   1,358           1,358
  Other stockholders' equity                   137,743         133,069
                                              --------        --------
     Total stockholders' equity                139,101         134,427
                                              --------        --------
                                              $304,435        $298,975
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


                         PARK ELECTROCHEMICAL CORP.
                             AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF EARNINGS
               (Unaudited - in thousands, except per share data)

                                  13 Weeks Ended          39 Weeks Ended
                             ------------------------ ------------------------
                             December 1, November 26, December 1, November 26,
                                1996        1995         1996        1995
                             ----------- ------------ ----------- ------------
Net sales                     $88,972      $81,866     $246,352     $227,215

Cost of sales                  73,587       63,469      204,281      175,892
                              --------     --------    ---------    ---------
Gross profit                   15,385       18,397       42,071       51,323

Selling, general and
 administrative expenses        8,810        9,312       24,986       25,799
                              --------     --------    ---------    ---------
Profit from operations          6,575        9,085       17,085       25,524
                              --------     --------    ---------    ---------

Other income (expense):
  Interest and other
   income, net                  1,846          564        5,374        1,683
  Interest expense              1,337          -          4,062          -
                              --------     --------    ---------    ---------
     Total other income           509          564        1,312        1,683
                              --------     --------    ---------    ---------

Earnings before income taxes    7,084        9,649       18,397       27,207

Income tax provision            2,196        3,182        5,703        9,350
                              --------     --------    ---------    ---------
Net earnings                  $ 4,888      $ 6,467     $ 12,694     $ 17,857
                              ========     ========    =========    =========

Earnings per share (Note 3):
  Primary                     $   .43      $   .55     $   1.09     $   1.52
  Fully diluted               $   .42      $   .55     $   1.09     $   1.51

Weighted average number of
 common and common equivalent
 shares outstanding:
  Primary                      11,444       11,857       11,617       11,763
  Fully diluted                13,835       11,857       11,617       11,801

Dividends per share           $   .08      $   .08     $    .24     $    .20


                              PARK ELECTROCHEMICAL CORP.
                                   AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited - in thousands)
                                                          39 Weeks Ended
                                                     -------------------------
                                                     December 1,  November 26,
                                                        1996          1995
                                                     -----------  ------------
Net cash provided by operating activities             $ 22,530      $ 17,152
                                                      ---------     ---------

Cash flows from investing activities:
  Purchases of property, plant and
   equipment, net                                      (13,826)      (19,029)
  Purchases of marketable securities                   (82,708)      (20,206)
  Proceeds from sales of marketable
   securities                                           69,319        13,094
                                                      ---------     ---------
    Net cash used in investing activities              (27,215)      (26,141)
                                                      ---------     ---------

Cash flows from financing activities:
  Purchase of treasury stock                            (6,293)          -
  Dividends paid                                        (2,746)       (2,298)
  Proceeds from exercise of stock options                  229           682
  Other                                                      1            (1)
                                                      ---------     ---------
    Net cash used in financing activities               (8,809)       (1,617)
                                                      ---------     ---------

Decrease in cash and cash equivalents
 before effect of exchange rate changes                (13,494)      (10,606)

Effect of exchange rate changes on cash
 and cash equivalents                                      155           (44)
                                                      ---------     ---------
Decrease in cash and cash equivalents                  (13,339)      (10,650)

Cash and cash equivalents, beginning
 of period                                              75,970        30,803
                                                      ---------     ---------
Cash and cash equivalents, end of period              $ 62,631      $ 20,153
                                                      =========     =========


Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                          $  2,781      $    -
    Income taxes                                      $  5,238      $  6,803

                          PARK ELECTROCHEMICAL CORP.
                               AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of December 1, 1996, the consolidated statements of earnings for the 13 weeks and 39 weeks ended December 1, 1996 and November 26, 1995, and the condensed consolidated statements of cash flows for the 39 week periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at December 1, 1996, and the results of operations and cash flows for all periods presented, have been made.

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


2.   INVENTORIES

     Inventories consist of the following:
                                                  (In thousands)
                                         December 1,          March 3,
                                            1996                1996
                                         -----------          --------
      Raw materials                        $ 9,166            $13,040
      Work-in-process                        4,531              4,280
      Finished goods                         7,213              9,674
      Manufacturing supplies                   916                718
                                           -------            -------
                                           $21,826            $27,712
                                           =======            =======


3.  EARNINGS PER SHARE

    Primary earnings per share are computed based on the weighted average number of common and common equivalent shares outstanding during the period. Fully diluted earnings per share reflect additional shares assumed to be outstanding based upon (i) the assumed exercise of stock options at the period-end market price of the Company's common stock if such price is higher than the average market price during the period, and
    (ii) the assumed conversion of the Company's 5.5% Convertible Subordinated Notes due 2006 (the "Notes"), if the effect would be dilutive. For the 39 weeks ended December 1, 1996, the effect of the assumed conversion of the Notes was antidilutive and, accordingly, the amount reported for fully diluted earnings per share was equal to the amount reported for primary earnings per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           Park is a leading global designer and producer of advanced electronic materials used to fabricate complex multilayer printed circuit boards and other electronic interconnect systems, such as backplanes and semiconductor packaging systems. The Company's customers for its advanced printed circuit materials include leading independent circuit board fabricators and large electronic equipment manufacturers in the computer, telecommunications, transportation, aerospace and instrumentation indus-tries. The Company's electronic materials operations accounted for more than 86% of net sales worldwide and more than 92% of operating profit in each of the last two fiscal years and in the three-month and nine-month periods ended December 1, 1996. The Company's foreign electronic materials operations accounted for approximately 24% and 29% of net sales worldwide for the 1995 and 1996 fiscal years, respectively, and approximately 32% and 30%, respectively, for the three-month and nine-month periods ended December 1, 1996.


Three and Nine Months Ended December 1, 1996 Compared with Three and Nine Months Ended November 26, 1995:

           The Company's electronic materials business was responsible for the deterioration in the Company's results of operations for the three-month and nine-month periods ended December 1, 1996. The United States and European markets for sophisticated printed circuit materials continued to experience weakness during the 1997 fiscal year third quarter which the Company believes was principally attributable to an industry-wide inventory correction that began in the first quarter.

           During the three-month and nine-month periods ended December
1, 1996, the Company's electronic materials business experienced inefficiencies caused by operating its facilities at levels lower than their designed manufacturing capacity and faced price pressure from its customers. These factors adversely affected the Company's margins in both the three-month and nine-month periods. The Company's performance in the third quarter of the 1997 fiscal year was also adversely affected by a significant disruption of the Company's business with its largest customer caused by the Canadian Auto Workers' and United Auto Workers' strikes against General Motors.

           The Company's plumbing and industrial components segment consists of the Company's specialty adhesive tape business, its advanced composite materials business and its plumbing hardware business, all of which operate as independent business units. The Company's specialty adhesive tape business performed very well in the current fiscal year's first three quarters. The Company's advanced composite materials business performed reasonably well in the third quarter. The Company continues to explore and pursue its options with respect to its plumbing hardware business.

           Results of Operations

           Sales for the three-month and nine-month periods ended
December 1, 1996 were $89.0 million and $246.4 million, respectively, compared with $81.9 million and $227.2 million for last fiscal year's comparable periods. Sales of the electronic materials business for the three-month and nine-month periods ended December 1, 1996 were $78.2 million and $214.8 million, respectively, or 88% and 87% of total sales worldwide, compared with $72.6 million and $199.9 million, or 89% and 88% of total sales worldwide, for last fiscal year's comparable periods.
Sales of the plumbing and industrial components business for the three-month and nine-month periods ended December 1, 1996 were $10.7 million and $31.5 million, respectively, compared with $9.3 million and $27.4 million for last fiscal year's comparable periods.

           The Company's foreign electronic materials operations accounted for $28.1 million and $73.6 million, respectively, or 32% and 30% of the Company's total sales worldwide, during the three-month and nine-month periods ended December 1, 1996 compared with $24.1 million and $68.0 million, respectively, of sales, or 29% and 30% of total sales worldwide, during last fiscal year's comparable periods.

           The gross margins for the Company's worldwide operations were 17.3% and 17.1%, respectively, during the three-month and nine-month periods ended December 1, 1996 compared with 22.5% and 22.6% for last fiscal year's comparable periods. The deterioration in the gross margins was attributable to inefficiencies caused by operating facilities at levels lower than their designed capacity, price pressure exerted by customers, and significant disruptions in the Company's business with its largest customer caused by the Canadian Auto Workers' and United Auto Workers' strikes against General Motors.

           Selling, general and administrative expenses, measured as a percentage of sales, were 9.9% and 10.1%, respectively, during the three-month and nine-month periods ended December 1, 1996 compared with 11.4% during last fiscal year's comparable periods. This reduction was a function of reduced general and administrative expenses resulting, in part, from lower employee bonus and profit sharing expenses due to lower operating profits.

           For the reasons set forth above, profit from operations for the three-month and nine-month periods ended December 1, 1996 decreased 28% to $6.6 million and 33% to $17.1 million, respectively, from $9.1 million and $25.5 million for last fiscal year's comparable periods.

           Interest and other income, principally investment income, increased 227% to $1.8 million and 219% to $5.4 million, respectively, for the three-month and nine-month periods ended December 1, 1996 from $0.6 million and $1.7 million for last fiscal year's comparable periods. The increase in investment income was attributable to the substantial increase in cash available for investment. The Company's investments were primarily short-term taxable instruments and government securities. Interest expense for the three-month and nine-month periods ended December 1, 1996 was $1.3 million and $4.1 million, respectively, compared with minimal amounts during last fiscal year's comparable periods. At the end of the 1996 fiscal year, the Company issued $100 million principal amount of 5.5% Convertible Subordinated Notes due 2006; as a result, such Notes were outstanding during the entire nine-month period ended December 1, 1996, which resulted in the associated interest expense and cash available for investment. The Company had no long-term debt outstanding during the first three quarters of the 1996 fiscal year.

           The Company's effective income tax rate for the three-month and nine-month periods ended December 1, 1996 was 31.0% compared with 33.0% and 34.4% for last fiscal year's comparable periods. This decrease in the effective tax rate was primarily the result of favorable foreign tax rate differentials.

           Net earnings for the three-month and nine-month periods ended December 1, 1996 decreased 24% to $4.9 million and 29% to $12.7 millon, respectively, from $6.5 million and $17.9 million for last fiscal year's comparable periods. Primary earnings per share decreased to $0.43 and $1.09 and fully diluted earnings per share decreased to $0.42 and $1.09 for the three-month and nine-month periods ended December 1, 1996 from primary earnings per share of $0.55 and $1.52 and fully diluted earnings per share of $0.55 and $1.51 for last fiscal year's comparable periods. These decreases in net earnings and earnings per share were attributable to the Company's lower operating results.

Liquidity and Capital Resources:

           At December 1, 1996, the Company's cash and temporary investments were $143.3 million compared with $143.2 million at March 3, 1996, the end of the Company's 1996 fiscal year. The Company's working capital was $161.1 million at December 1, 1996 compared with $161.0 million at March 3, 1996. The slight increase at December 1, 1996 compared with March 3, 1996 was due to the increase in cash and temporary investments, with the large decrease in inventories offsetting the increases in accounts receivable and prepaid expenses and other expenses. The Company's current ratio (the ratio of current assets to current liabilities) was 3.8 to 1 at December 1, 1996 and March 3, 1996.

           During the nine-months ended December 1, 1996, cash provided by net earnings before depreciation and amortization of $21.4 million was increased by a net decrease in working capital items (other than cash and marketable securities) and an increase in deferred income taxes, resulting in $22.5 million of cash provided from operating activities. The Company expended $13.8 million for the purchase of property, plant and equipment and $6.3 million for repurchases of the Company's Common Stock. Expenditures for property, plant and equipment were $24.5 million and $17.5 million in the 1996 and 1995 fiscal years, respectively. The Company currently expects the level of capital expenditures in the 1997 fiscal year to be lower than in the 1996 fiscal year. The Company is continuing to consider further expansions of its electronic materials operations, particularly in the United States and Asia.

           At December 1, 1996, the Company's only long-term debt was the Notes. The Company believes its financial resources will be sufficient, for the foreseeable future, to provide for continued investment in property, plant and equipment and for general corporate purposes. Such resources would also be available for appropriate acquisitions and other expansions of the Company's business.

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

   (b) No material pending legal proceeding was terminated during the fiscal quarter ended December 1, 1996.


Item 6.    Exhibits and Reports on Form 8-K

   (a)     Exhibits:

           Exhibit
           Number

           11.01    Computation of fully diluted earnings per share

           27.01    Financial Data Schedule

   (b) No reports on Form 8-K have been filed during the fiscal quarter ended December 1, 1996.

                          PARK ELECTROCHEMICAL CORP.
                               AND SUBSIDIARIES



                                  SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           Park Electrochemical Corp.
                                           --------------------------
                                                  (Registrant)




Date:    January 13, 1997                   /s/Brian E. Shore
         ----------------                  -------------------------
                                                Brian E. Shore
                                                President and
                                            Chief Executive Officer




Date:    January 13, 1997                  /s/Murray O. Stamer
         ----------------                  -------------------------
                                               Murray O. Stamer
                                           Chief Accounting Officer

                             EXHIBIT INDEX





Exhibit No.    Name                                            Page

  11.01        Computation of fully diluted
                earnings per share...........................   14


  27.01        Financial Data Schedule (filed
                only by electronic transmission
                with EDGAR filing with the
                Securities and Exchange Commission)..........    -