Form 10-K
period 1997-03-02
PARK ELECTROCHEMICAL CORP
filed 1997-05-29
CIK 76267

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                            _______________

                               FORM 10-K

                   FOR ANNUAL AND TRANSITION REPORTS
                PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED,EFFECTIVE OCTOBER 7, 1996] For the fiscal year ended March 2, 1997

                                  OR

[ ]   TRANSITION REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      For the transition period from ________ to________
                     Commission file number 1-4415

                      Park Electrochemical Corp.
        (Exact name of registrant as specified in its charter)

          New York                             11-1734643
 (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)            Identification No.)

5 Dakota Drive, Lake Success, New York                11042
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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]








[cover page 1 of 2 pages]









      State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                                                        As of close
Title of Class        Aggregate market value          of business on
Common Stock,             $256,464,800*                 May 2, 1997
$.10 par value






      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                           Shares                As of close
Title of Class           outstanding            of business on
Common Stock,            11,273,178              May 2, 1997
$.10 par value

                  DOCUMENTS INCORPORATED BY REFERENCE

  Proxy Statement for Annual Meeting of Shareholders to be held July
   16, 1997 incorporated by reference into Part III of this Report.
=====================================================================

*Included in such amount are 1,015,032 shares of common stock valued at $22.75 per share and held by Jerry Shore, the Registrant's Chairman of the Board and a member of the Registrant's Board of Directors.

[cover page 2 of 2 pages]

































                                   PART I


Item 1.     Business.

General

        Park Electrochemical Corp. ("Park"), through its subsidiaries (unless the context otherwise requires, Park and its subsidiaries are hereinafter called the "Company"), is primarily engaged in the design, production and marketing of advanced electronic materials used to fabricate complex multilayer printed circuit boards, semiconductor packages and other electronic interconnect systems. The Company's electronic materials business operates under the "Nelco" name. The Company is also engaged in the design, production and marketing of specialty adhesive tapes and films, advanced composite materials and microwave circuitry materials for the electronics, aerospace and industrial markets and plumbing hardware. Park was founded in 1954 by Jerry Shore, the Company's Chairman of the Board and largest shareholder.

        Unless otherwise indicated, all information in this Report has been adjusted to give effect to the Company's two-for-one stock split in the form of a stock dividend, which was distributed August 15, 1995 to shareholders of record at the close of business on July 24, 1995.

        The Company's business is divided into two industry segments: (1) electronic materials and (2) engineered materials and plumbing hardware. See Note 12 of the Notes to Consolidated Financial Statements included in
Item 8 of this Report for information concerning the amounts of sales to unaffiliated customers, operating profit, identifiable assets, depreciation and amortization, and capital expenditures attributable to each of the Company's industry segments during its last three fiscal years.

        The sales, operating profit and identifiable assets of the Company's operations by geographic area for the last three fiscal years are also set forth in Note 12 of the Notes to Consolidated Financial Statements included in Item 8 of this Report. The Company's foreign operations are conducted principally by the Company's subsidiaries in the United Kingdom, France and Singapore. The Company's foreign operations are subject to the impact of foreign currency fluctuations. See Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Report.

Electronic Materials Operations

        The Company is a leading global designer and producer of advanced electronic materials used to fabricate complex multilayer printed circuit boards and other electronic interconnect systems, such as backplanes, PC cards and semiconductor packaging systems. The Company's multilayer printed circuit materials include copper-clad laminates, prepregs and semi-finished multilayer printed circuit board panels. The Company has long-term relationships with its major customers, which include leading independent printed circuit board fabricators and major electronic equipment manufac-turers. Multilayer printed circuit boards and interconnect systems are used in virtually all advanced electronic equipment to direct, sequence and control electronic signals between semiconductor devices (such as micropro-cessors and memory and logic devices) and passive components (such as resistors and capacitors). Examples of end uses of the Company's printed circuit materials range from supercomputers to laptops and from satellite switching equipment to cellular telephones. The Company has developed long-term relationships with major customers as a result of its leading edge products, extensive technical and engineering service support and responsive manufacturing capabilities.




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

        The Company believes that it is one of the world's largest manufacturers of multilayer printed circuit materials and the market leader in North America and Southeast Asia. It also believes that it is the only significant independent manufacturer of multilayer printed circuit materials in the world. The Company was the first manufacturer in the printed circuit materials industry to establish manufacturing presences in the three major global markets of North America, Europe and Asia, with facilities estab-lished in Europe in 1969 and Asia in 1986.


        Industry Background

        The electronic materials manufactured by the Company and its competitors are used to construct and fabricate complex multilayer printed circuit boards and other advanced electronic interconnect systems. Multilayer printed circuit materials consist of prepregs and copper-clad laminates, as well as semi-finished multilayer printed circuit board panels. Prepregs are chemically and electrically engineered plastic resin systems which are impregnated into and reinforced by a specially manufactured fiberglass cloth product or other woven or non-woven reinforcing fiber.
This insulating dielectric substrate is .030 inch to .002 inch in thickness or less in some cases. These resin systems are usually based upon an epoxy chemistry. One or more plies of prepreg are laminated together to form an insulating dielectric substrate to support the copper circuitry patterns of a multilayer printed circuit board. Copper-clad laminates consist of one or more plies of prepreg laminated together with specialty thin copper foil laminated on the top and bottom. Copper foil is specially formed in thin sheets which may vary from .0030 inch to .0002 inch in thickness and normally have a thickness of .0014 inch or .0007 inch. The Company supplies both copper-clad laminates and prepregs to its customers, which use these products as a system to construct multilayer printed circuit boards.

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

        The global market for advanced electronic products is growing as a result of technological change and frequent new product introductions. This growth is principally attributable to increased sales and more complex electronic content of newer products, such as cellular phones, pagers, personal computers and portable computing devices, and greater use of electronics in other products, such as automobiles. Further, large, almost completely untapped markets for advanced electronic equipment have emerged in such areas as India and China and other areas of the Pacific Rim.

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

        The Company's products include high-temperature modified epoxies, bismaleimide triazine epoxies ("BT epoxy"), non-MDA polyimides, enhanced polyimides, high performance epoxy Thermount(R) materials ("Thermount" is a registered trademark of E.I. duPont de Nemours & Co.), cyanate esters and polytetrafluoroethylene ("PTFE") materials.

        During the 1996 and 1997 fiscal years, the Company introduced several new high technology electronic materials products, including:

 .    N4000-13 - Nelco's high-temperature product with advanced electrical properties for high-speed computing and telecommunications applica-tions, which is being marketed;

 .    N5000-30 and N5000-32 - Nelco's advanced BT-epoxy plastic laminate chip packaging materials for complex microprocessor cavity boards and plastic ball grid arrays and pin grid arrays, which are being sampled and tested by North American and European customers, and are currently entering the market;

 .    N4000-X-1 - Nelco's advanced new proprietary plastic laminate chip packaging material, which is being tested and sampled by leading customers in North America, Asia and Europe.

 .    N4500-6T - Nelco's high-temperature, high speed, non-woven Thermount(R)
     reinforced material suitable for advanced microvia and laservia applications, which is being marketed; and

 .    Metclad's PTFE - Metclad's woven, metal-backed PTFE laminate substrate for microwave circuitry applications, which is being marketed in Europe.

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

     The Company has developed long-term relationships with select customers through broad-based technical support and service, as well as manufacturing proximity and responsiveness at multiple levels of the customer's organiza-tion. The Company focuses on developing a thorough understanding of its customer's business, product lines, processes and technological challenges. The Company seeks customers which are industry leaders committed to maintaining and improving their industry leadership positions and which are committed to long-term relationships with their suppliers. The Company also seeks business opportunities with the more advanced printed circuit fabricators and electronic equipment manufacturers which are interested in
the full value of products and services provided by their suppliers.   The
Company believes its proactive and timely support in assisting its customers with the integration of advanced materials technology into new product designs further strengthens its relationships with its customers.

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

     Customers and End Markets

     The Company's customers for its advanced electronic materials include the leading independent printed circuit board fabricators and major electronic equipment manufacturers in the computer, telecommunications, transportation, aerospace and instrumentation industries located throughout North America, Europe and Asia. The Company seeks to align itself with the larger, more technologically-advanced and better capitalized independent printed circuit board fabricators and major electronic equipment manufactur-ers which are industry leaders committed to maintaining and improving their industry leadership positions and to building long-term relationships with their suppliers. The Company's selling effort typically involves several stages and relies on the talents of Company personnel at different levels, from management to sales personnel and quality engineers. The Company's strategy emphasizes the use of multiple facilities established in market areas in close proximity to its customers.

     During the Company's 1997 fiscal year, more than 10% of the Company's sales were made to Delco Electronics Corporation, a subsidiary of General Motors Corp. Delco Electronics has purchased a significant amount of product from the Company for more than three years, and the Company believes its relations with this customer are strong and that this customer will continue to make significant purchases of printed circuit materials product from the Company in the immediate future. Although the Company's electronic materials segment is not dependent on this single customer, the loss of this customer could have a material adverse effect on the business of this segment. Although no other single customer accounted for 10% or more of total sales of the Company for the 1997 fiscal year and the electronic materials segment is not dependent on any other single customer, the loss of a major customer or of a group of this segment's customers could have a material adverse effect on the business of this segment.

     The Company's electronic materials segment's products are marketed by sales personnel in industrial centers in North America, Europe and Asia. Such personnel include both salaried employees and independent sales representatives who work on a commission basis.

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

     During the 1996 fiscal year, the Company expanded its New York State operations to increase its production capacity for advanced printed circuit materials principally for the North American market and expanded its Tempe, Arizona operations to provide enhanced capability and capacity to produce high density, semi-finished multilayer panels and interconnect systems. It commenced commercial operations at these expanded facilities during the early part of its 1997 fiscal year. The Company added to the manufacturing capacity of its facilities in Arizona and Singapore during the latter part of its 1997 fiscal year and is planning further expansions of its electronic materials operations in one or more additional locations during the 1998 fiscal year, particularly in the United States and Asia.

     All of the Company's multilayer printed circuit materials manufacturing facilities are used for manufacturing, engineering and product development, except for the facility located in Lannemezan, France, which is principally a product research and development facility, but which in the 1997 fiscal year introduced a new woven, metal-backed PTFE laminate substrate for microwave circuitry applications in Europe. All of the Company's printed circuit materials manufacturing facilities are ISO 9002 certified.

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

Engineered Materials and Plumbing Hardware

     The Company's engineered materials and plumbing hardware segment is comprised of its specialty adhesive tape and film, advanced composite materials and plumbing hardware businesses. Dielectric Polymers, Inc., the Company's specialty adhesive tape and film business, produces tapes and bonding films for a variety of applications including joining industrial components together. FiberCote Industries, Inc., the Company's composites business, designs and produces engineered advanced composite materials for the electronics, aerospace and industrial markets. Zin-Plas Corporation markets plumbing hardware products, which it designs and manufactures typically from chrome and brass plated zinc and plastic, and markets brass cast and plastic plumbing hardware products and components.

     Marketing and Customers

     The Company's engineered materials and plumbing hardware customers, substantially all of which are located in the United States, include manufacturers in the electronics, aerospace and industrial industries and original equipment manufacturers, hardware and plumbing wholesalers and home improvement centers. All of such products are marketed by sales personnel including both salaried employees and independent sales representatives who work on a commission basis.

     While no single engineered materials and plumbing hardware customer accounted for 10% or more of the Company's total sales during the last fiscal year, the loss of a major customer or of a group of some of the largest customers of the engineered materials and plumbing hardware segment could have a material adverse effect upon this segment.

     Manufacturing and Sources of Supply

     The Company's advanced composite materials manufacturing facility is located in Waterbury, Connecticut. Holyoke, Massachusetts is the site of the Company's specialty adhesive tape and film business. Zinc and plastic plumbing hardware products are manufactured and assembled at the Company's facilities in Grand Rapids and Comstock Park, Michigan. The Company's brass cast plumbing hardware products are designed by the Company and manufactured by a prominent Mexican faucet manufacturer under a long-term contract between the Company and this manufacturer.

     The Company designs and manufactures its advanced composite materials and industrial tapes and films to its own specifications and to the specifications of its customers. Product development efforts are devoted toward the conforming of the Company's advanced composites to the specifica-tions of, and the obtaining of approvals from, the Company's customers. The materials used in the manufacture of these engineered materials include chemicals, films, resins, fiberglass, plastics, and other fabricated materials and adhesives. The Company purchases these materials from several suppliers. Although satisfactory substitutes for many of these materials are not readily available, the Company has experienced no difficulties in obtaining such materials.

     The Company designs and manufactures its plumbing hardware to its own specifications and to the specifications of original equipment manufactur-ers, using combinations of materials and product designs that are developed by its personnel. The Company's product development efforts relating to its plumbing hardware business operations are directed toward the development of new decorative plumbing hardware product designs and new materials to be used in the manufacture of plumbing products. This requires market research, industrial design, engineering and testing for ease of installa-tion and durability. The Company usually combines chrome-plated zinc and plastic moldings for its products.

     The principal materials used in the manufacture of the Company's plumbing hardware products consist of zinc castings, plastics, plating materials, and other component parts. The Company purchases these materials from several suppliers. Although satisfactory substitutes for these materials are not readily available, the Company has experienced no difficulties in obtaining such materials. The Company purchases brass castings from one supplier and the Company has a long-term contract with this supplier.

     Competition

     The Company has many competitors in the engineered materials and plumbing hardware segment, including some major corporations which have substantially greater financial resources than the Company. The Company competes for business on the basis of product performance and development, product qualification and approval, the ability to manufacture and deliver products in accordance with customers' needs and requirements, and price. The Company's plumbing hardware business can be affected by fluctuations in the housing industry.

Backlog

     The Company records an item as backlog when it receives a purchase order specifying the number of units to be purchased, the purchase price, specifications and other customary terms and conditions. At May 2, 1997, the unfilled portion of all purchase orders believed to be firm was approximately $21,524,000, compared to $18,917,000 at May 3, 1996. Backlog of the Company's two industry segments at May 2, 1997, compared to May 3, 1996, was as follows:

                                   May 2, 1997            May 3, 1996
     Electronic Materials          $13,784,000            $ 9,747,000
     Engineered Materials and
      Plumbing Hardware              7,740,000              9,170,000

     Total                         $21,524,000            $18,917,000

     Various factors contribute to the size of the Company's backlog. Accordingly, the foregoing information may not be indicative of the Company's results of operations for any period subsequent to the fiscal year ended March 2, 1997.




Patents and Trademarks

     The Company holds several patents and trademarks or licenses thereto. In the Company's opinion, some of these patents and trademarks are important to its products. Generally, however, the Company does not believe that an inability to obtain new, or to defend existing, patents and trademarks would have a material adverse effect on the Company.

Employees

     At March 2, 1997, the Company had approximately 2,340 employees. Of these employees, 2,060 were engaged in the Company's electronic materials operations, 260 in its engineered materials and plumbing hardware operations and 20 consisted of executive personnel and general administrative staff. Approximately 2% of the Company's employees, all of whom are engaged in the plumbing hardware operations, are subject to collective bargaining agreements. Management considers its labor relations to be satisfactory.

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

     The Company and certain of its subsidiaries have been named by the Environmental Protection Agency (the "EPA") or a comparable state agency under the Comprehensive Environmental Response, Compensation and Liability Act (the "Superfund Act") or similar state law as potentially responsible parties in connection with alleged releases of hazardous substances at nine sites. In addition, a subsidiary of the Company has received cost recovery claims under the Superfund Act from other private parties involving three other sites and has received requests from the EPA under the Superfund Act for information with respect to its involvement at two other sites. Under the Superfund Act and similar state laws, all parties who may have contributed any waste to a hazardous waste disposal site or contaminated area identified by the EPA or comparable state agency may be jointly and severally liable for the cost of cleanup. Generally, these sites are locations at which numerous persons disposed of hazardous waste. In the case of the Company's subsidiaries, generally the waste was removed from their manufacturing facilities and disposed at the waste sites by various companies which contracted with the subsidiaries to provide waste disposal services. Neither the Company nor any of its subsidiaries have been accused of or charged with any wrongdoing or illegal acts in connection with any such sites. The Company believes it maintains an effective and comprehen-sive environmental compliance program. Management believes the ultimate disposition of known environmental matters will not have a material adverse effect upon the Company.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters" included in Item 7 of this Report and Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of this Report.



Item 2.  Properties.

         The following chart indicates the significant properties owned and leased by the Company, the industry segment which uses the properties, and the location and size of each such property. All of such properties, except for the Lake Success, New York property, are used principally as manufactur-ing, warehouse and assembly facilities.

                                                                  Size
                          Owned or                               (Square
     Location              Leased                Use             Footage)
 Lake Success, NY         Leased         Executive Offices         7,000
 Walden, NY               Owned          Electronic Materials     51,000
 Newburgh, NY             Leased         Electronic Materials     57,000
 Fullerton, CA            Leased         Electronic Materials     95,000
 Anaheim, CA              Leased         Electronic Materials     26,000
 Tempe, AZ                Leased         Electronic Materials     86,000
 Tempe, AZ                Leased         Electronic Materials     38,000
 Tempe, AZ                Leased         Electronic Materials     15,000
 Mirebeau, France         Owned          Electronic Materials     81,000
 Lannemezan, France       Owned          Electronic Materials     29,000
 Skelmersdale, England    Owned          Electronic Materials     54,000
 Singapore                Leased         Electronic Materials     48,000
 Singapore                Leased         Electronic Materials     10,000
 Grand Rapids, MI         Owned          Plumbing Hardware       165,000
 Comstock Park, MI        Leased         Plumbing Hardware        39,000
 Holyoke, MA              Leased         Engineered Materials-    34,000
                                          Specialty Adhesive
                                          Tapes and Films
 Waterbury, CT            Leased         Engineered Materials-   100,000
                                          Advanced Composites

         The Company believes its facilities and equipment to be in good condition and reasonably suited and adequate for its current needs.

Item 3.  Legal Proceedings.

         (a) There are no material pending legal proceedings to which the Company is a party or to which any of its properties is subject.

         (b) No material pending legal proceeding was terminated during the fiscal quarter ended March 2, 1997.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Executive Officers of the Registrant.

         Name                           Title                       Age

    Jerry Shore         Chairman of the Board and a                  71
                        Director

    Brian E. Shore      Chief Executive Officer, President           45
                        and a Director

    E. Phillip Smoot    Executive Vice President and a               59
                        Director

    Susan J. Denenholz  Vice President-Planning and Analysis         44

         Jerry Shore has served the Company in the capacities stated above for more than the past five years. He also served as President of the Company for more than five years until March 4, 1996 and as Chief Executive Officer of the Company for more than five years until November 19, 1996.

         Brian Shore has served as a Director of the Company for more than the past five years. Brian Shore was elected a Vice President of the Company in January 1993, Executive Vice President in May 1994, President effective March 4, 1996, the first day of the Company's last fiscal year, and Chief Executive Officer in November 1996. Brian Shore also served as General Counsel of the Company from April 1988 until April 1994.

         Mr. Smoot has served the Company in the capacities stated above for more than the past five years.

         Ms. Denenholz became Vice President-Planning and Analysis in December 1996. Prior to December 1996, she was employed by Dun & Bradstreet Corporation, as Assistant Vice President, Acquisitions from 1992, Director, Acquisitions Analysis, from 1982 to 1992 and Manager, Business Analysis from 1979 to 1982. From 1975 to 1979, she was employed by RCA Corporation. Ms. Denenholz is a certified public accountant and a member of the New York State Bar.

         There are no family relationships between the directors or executive officers of the Company, except that Brian Shore is the son of Jerry Shore.

         The term of office of each executive officer of the Company expires upon the election and qualification of his or her successor.




































                                   PART II


Item 5.  Market for the Registrant's Common
         Stock and Related Stockholder Matters.

         The Company's Common Stock is listed and trades on the New York Stock Exchange (trading symbol PKE). (The Common Stock also trades on the Midwest Stock Exchange.) The following table sets forth, for each of the quarterly periods indicated, the high and low sales prices for the Common Stock as reported on the New York Stock Exchange Composite Tape and dividends declared on the Common Stock, all as adjusted for the two-for-one stock split in the form of a stock dividend distributed August 15, 1995 to shareholders of record at the close of business on July 24, 1995.

     For the Fiscal Year           Stock Price               Dividends
     Ended March 2, 1997         High         Low             Declared
       First Quarter            $33 3/8      $21 3/4            $.08
       Second Quarter            24 5/8       16 3/4            $.08
       Third Quarter             24           17 1/2            $.08
       Fourth Quarter            26 1/2       20 7/8            $.08

     For the Fiscal Year           Stock Price               Dividends
     Ended March 3, 1996         High         Low             Declared
       First Quarter            $20 1/16     $16 7/8            $.06
       Second Quarter            31 1/2       17 1/8            $.06
       Third Quarter             34 1/8       28                $.08
       Fourth Quarter            37 7/8       28 3/8            $.08

         As of May 2, 1997, there were 2,434 holders of record of Common
Stock.

         The Company expects, for the immediate future, to continue to pay regular cash dividends.


Item 6.  Selected Financial Data.

         The following selected consolidated financial data of Park and its subsidiaries is qualified by reference to, and should be read in conjunction with, the consolidated financial statements, related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein. Insofar as such consolidated financial information relates to the five fiscal years ended March 2, 1997 and is as of the end of such periods, it is derived from the consolidated financial statements for such periods and as of such dates audited by Ernst & Young LLP, independent Certified Public Accountants, for the four fiscal years ended March 2, 1997 and Deloitte & Touche LLP, independent Certified Public Accountants, for the fiscal year ended February 28, 1993. The consolidated financial statements as of March 2, 1997 and March 3, 1996 and for the three years ended March 2, 1997, together with the auditors' reports for the three years ended March 2, 1997, appear elsewhere in this Report.














Item 6

                                                             Fiscal Year Ended
                                           Mar. 2,     Mar. 3,    Feb. 26,   Feb. 27,   Feb. 28,
                                            1997        1996       1995       1994       1993
                                                  (In thousands, except per share amounts)
STATEMENT OF EARNINGS INFORMATION:
Net sales                                  $334,490    $312,966   $253,022   $208,410   $175,176
Cost of sales                               275,372     242,655    196,917    168,175    149,145
Gross profit                                 59,118      70,311     56,105     40,235     26,031
Selling, general and administrative
 expenses                                    34,366      35,236     29,995     25,930     22,865

Profit from operations                       24,752      35,075     26,110     14,305      3,166

Other income (expense):
 Interest and other income, net               7,653       2,285      1,822        947      1,967
 Interest expense                            (5,508)        (96)      (431)    (2,407)    (2,058)

   Total other income                         2,145       2,189      1,391     (1,460)       (91)

Earnings before income taxes                 26,897      37,264     27,501     12,845      3,075

Income tax provision                          8,338      12,366     10,156      4,783        810

Net earnings                               $ 18,559    $ 24,898   $ 17,345   $  8,062   $  2,265

Earnings per share:

 Primary                                   $   1.61    $   2.11   $   1.59   $   1.01   $    .25

 Fully diluted                             $   1.59    $   2.10   $   1.52   $    .84   $    .25

Weighted average number of common
 and common equivalent shares
 outstanding:

 Primary                                     11,551      11,794     10,858      7,986      9,068

 Fully diluted                               13,932      11,860     11,570     11,454      9,068

Cash dividends per common share            $    .32    $    .28   $    .20   $    .16   $    .16

BALANCE SHEET INFORMATION:
Working capital                            $165,004    $160,965   $ 55,035   $ 45,867   $ 45,811
Total assets                                307,862     298,975    162,051    140,750    129,009
Long-term debt                              100,000     100,000         23     32,861     33,957
Stockholders' equity                        143,355     134,427    112,048     61,454     60,700




Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

         Park is a leading global designer and producer of advanced electronic materials used to fabricate complex multilayer printed circuit boards, semiconductor packages and other electronic interconnect systems. The Company's customers for its advanced printed circuit materials include leading independent circuit board fabricators and large electronic equipment manufacturers in the computer, telecommunications, transportation, aerospace and instrumentation industries. The Company's electronic materials operations accounted for approximately 86% of net sales worldwide and more than 89% of operating profit in each of the last three fiscal years. The Company's foreign electronic materials operations accounted for approximate-ly 29% of net sales worldwide for each of the last two fiscal years and approximately 24% for the 1995 fiscal year.

         Park is also engaged in the engineered materials and plumbing hardware business, which consists of the Company's specialty adhesive tape business, its advanced composite business and its plumbing hardware business, all of which operate as independent business units. This segment accounted for approximately 14% of the Company's total net sales worldwide and less than 11% of operating profit in each of the last three fiscal years.

         The Company's sales growth during the last three fiscal years has been led by strong growth in sales by its North American and Asian electronic materials operations. During the last two fiscal years, increased sales by the Company's European operations have also contributed to this growth. The Company's ongoing efforts to expand its higher technology, higher margin product lines have contributed to the growth of the Company's sales of electronic materials during this period. The Company introduced several new electronic materials products during the 1996 and 1997 fiscal years.

         Sales volume of the Company's electronic materials segment has increased during each of the last three fiscal years. However, growth of the Company's electronic materials business was interrupted in the first quarter of the 1997 fiscal year by an abrupt and unexpected weakening of the market for the Company's products which continued until the fourth quarter when the market strengthened. In addition, growth of the Company's electronic materials business was constrained during the 1996 fiscal year and the fourth quarter of the 1997 fiscal year by the Company's available manufacturing capacity. During the 1996 fiscal year, the Company expanded its manufacturing capacity in New York and Arizona and commenced commercial operations in both locations during the early part of the 1997 fiscal year. The Company further expanded the manufacturing capacity of its facilities in Arizona and Singapore during the later part of the 1997 fiscal year and is planning additional expansions of its electronic materials operations in the 1998 fiscal year.

Fiscal Year 1997 Compared with Fiscal Year 1996:

      The Company's electronic materials business was responsible for the decline in the Company's results of operations for the fiscal year ended March 2, 1997. The North American, European and Asian markets for sophisti-cated printed circuit materials experienced weakness during the first half of the 1997 fiscal year which continued into the third quarter in the North American and European markets. The Company believes this weakness was principally attributable to an industry-wide inventory correction that began in the first quarter.





      During the 1997 fiscal year, the Company's electronic materials business experienced inefficiencies caused by operating its facilities at levels significantly lower than their designed manufacturing capacity in the first three quarters and faced price pressure from its customers resulting in an inability to pass along raw material cost increases which it received earlier in the current year. These factors adversely affected the Company's margins. The Company's performance during the 1997 fiscal year was also adversely affected by significant disruptions of the Company's business with its largest customer, Delco Electronics Corporation, caused by the Canadian Auto Workers' and United Auto Workers' strikes against General Motors in the first and third quarters of the fiscal year. The improvement in the Company's margins in the second quarter over the first quarter was achieved from internal operating adjustments in response to the industry downturn that occurred in the first quarter and the return of Delco Electronics to more normal business levels after the aforementioned strikes. The improvement in the Company's margins in the fourth quarter over the third quarter resulted from the return of Delco Electronics to more normal business levels after the aforementioned strikes and the strengthening of the market for the Company's products in the fourth quarter.

      Operating results of the Company's engineered materials and plumbing hardware business improved considerably during the 1997 fiscal year and accounted for approximately 11% of the Company's total operating profit.

      Results of Operations

      Sales for the fiscal year ended March 2, 1997 increased 7% to $334.5 million from $313.0 million for the fiscal year ended March 3, 1996. Sales of the electronic materials business for the 1997 fiscal year were $291.1 million, or 87% of total sales worldwide, compared with $274.9 million, or 88% of total sales worldwide, for the 1996 fiscal year. This 6% increase in sales of electronic materials was principally the result of higher volume of electronic materials shipped and an increase in sales of higher technology products. Sales of the engineered materials and plumbing hardware business for the 1997 fiscal year increased 14% to $43.3 million from $38.1 million for the 1996 fiscal year due primarily to increased sales in the specialty adhesive tape and advanced composite materials businesses resulting from new products and higher volumes in both businesses.

      The Company's foreign operations accounted for $99.5 million of sales, or 30% of the Company's total sales worldwide, during the 1997 fiscal year compared with $91.7 million of sales, or 29% of total sales worldwide, during the 1996 fiscal year. Sales by the Company's foreign operations during the 1997 fiscal year increased 9% from the 1996 fiscal year. While sales by each of the Company's foreign operations were higher in the 1997 fiscal year compared with the 1996 fiscal year, the increase in sales by foreign operations was principally due to an increase in sales by the Company's Asian operations. A further expansion of the Company's Singapore manufacturing facility is planned during the Company's 1998 fiscal year.

      The gross margin for the Company's worldwide operations was 17.7% during the 1997 fiscal year compared with 22.5% for the 1996 fiscal year. The decline in the gross margin was attributable to inefficiencies resulting from dramatic volume fluctuations during the year, the impact of disruptions to the Company's business with its largest customer, Delco Electronics Corporation, due to strikes against General Motors, selling price pressure and operating certain facilities at levels lower than their designed capacity, which were partially offset by the continuing growth in sales of higher technology, higher margin products.






      Selling, general and administrative expenses, measured as a percentage of sales, were 10.3% during the 1997 fiscal year compared with 11.3% during the 1996 fiscal year. This reduction was a function of the partially fixed nature of the selling, general and administrative expenses relative to the increase in sales and lower incentive payments due to lower operating profits.

      For the reasons set forth above, profit from operations for the 1997 fiscal year decreased 29% to $24.8 million from $35.1 million for the 1996 fiscal year.

      Interest and other income, principally investment income, increased 235% to $7.7 million for the 1997 fiscal year from $2.3 million for the 1996 fiscal year. Interest expense for the 1997 fiscal year was $5.5 million compared with $0.1 million during the 1996 fiscal year. The increases in investment income and interest expense were attributable to the increase in cash available for investment and the additional interest expense resulting from the Company's issuance of $100 million principal amount of 5.5% Convertible Subordinated Notes due 2006 at the end of the 1996 fiscal year. The Company's investments were primarily short-term taxable instruments and government securities.

      The Company's effective income tax rate for the 1997 fiscal year was 31.0% compared with 33.2% for the 1996 fiscal year. This decrease in the effective tax rate was primarily the result of favorable foreign tax rate differentials.

      Net earnings for the 1997 fiscal year were $18.6 million compared to $24.9 million for the 1996 fiscal year. Primary and fully diluted earnings per share decreased to $1.61 and $1.59, respectively, for the 1997 fiscal year from $2.11 and $2.10, respectively, for the 1996 fiscal year. This decrease in net earnings and earnings per share was primarily attributable to the decrease in the profit from operations.

Fiscal Year 1996 Compared with Fiscal Year 1995:

      The Company's electronic materials business was responsible for the improvement in the Company's results of operations for the fiscal year ended March 3, 1996. The North American and Asian markets for sophisticated printed circuit materials were strong during the 1996 fiscal year, and the Company's electronic materials operations located in these regions performed well as a result. While the market in Europe for sophisticated printed circuit materials was not as strong as in North America or Asia, it improved over the prior fiscal year, and the Company's European operations benefitted from this improvement.

      During the 1996 fiscal year, the Company's electronic materials business incurred raw material cost increases and additional costs associated with the Company's major expansion projects in Newburgh, New York and Tempe, Arizona. In addition, the electronic materials business experienced temporary inefficiencies caused by operating certain facilities at levels in excess of their designed manufacturing capacity. These cost increases and temporary operating inefficiencies adversely affected the Company's gross margins. However, the Company was able to offset such effects by improving its overall operating efficiencies, in part, by consolidating functions, by continuing to reduce manufacturing waste and improve yields, and by improving the overall productivity of its workforce. In addition, the Company redesigned product in order to reduce material costs. The Company was also able to offset these cost increases and inefficiencies through its ongoing efforts to expand its higher technology, higher margin product lines.

      Operating results of the Company's engineered materials and plumbing hardware business improved slightly but were not significant during the 1996 fiscal year.

      Results of Operations

      Sales for the fiscal year ended March 3, 1996 increased 24% to $313.0 million from $253.0 million for the fiscal year ended February 26, 1995. Sales of the electronic materials business for the 1996 fiscal year were $274.9 million, or 88% of total sales worldwide, compared with $218.3 million, or 86% of total sales worldwide, for the 1995 fiscal year. This 26% increase in sales of electronic materials was principally the result of higher volume of electronic materials shipped and an increase in sales of higher technology products. Sales of the engineered materials and plumbing hardware business for the 1996 fiscal year increased 10% to $38.1 million from $34.7 million for the 1995 fiscal year due primarily to increased sales in the specialty adhesive tape and plumbing hardware businesses resulting from new products and higher volumes.

      The Company's foreign operations accounted for $91.7 million of sales, or 29% of the Company's total sales worldwide, during the 1996 fiscal year compared with $61.9 million of sales, or 24% of total sales worldwide, during the 1995 fiscal year. Sales by the Company's foreign operations during the 1996 fiscal year increased 48% from the 1995 fiscal year. While sales by each of the Company's foreign operations were higher in the 1996 fiscal year compared with the 1995 fiscal year, the increase in sales by foreign operations was principally due to an increase in sales by the Company's Asian operations. An expansion of the Company's Singapore manufacturing facility was completed at the end of the Company's 1995 fiscal year.

      The gross margin for the Company's worldwide operations was 22.5% during the 1996 fiscal year compared with 22.2% for the 1995 fiscal year. The improvement in the gross margin was attributable to the increase in sales volume over the prior fiscal year, the continuing growth in sales of higher technology, higher margin products and improved operating efficien-cies. This improvement was offset in part by higher raw material costs, costs associated with the start-up of the new facilities in New York and Arizona, and inefficiencies caused by operating certain facilities at levels in excess of designed capacity.

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

Liquidity and Capital Resources:

      At March 2, 1997, the Company's cash and temporary investments were $144.6 million compared with $143.2 million at March 3, 1996, the end of the Company's 1996 fiscal year. The increase in the Company's cash and investment position at March 2, 1997 was attributable to cash provided from operating activities in excess of investments in property, plant and equipment, as discussed below. The Company's working capital was $165.0 million at March 2, 1997 compared with $161.0 million at March 3, 1996. The increase at March 2, 1997 compared with March 3, 1996 was due to the increases in cash and receivables, offset in part by lower inventories. The increase in receivables at March 2, 1997 compared with March 3, 1996 was due principally to increased sales; the decrease in inventories for the same period was due to the utilization of raw materials accumulated in the 1996 fiscal year to ensure adequate supply of such materials. The Company's current ratio (the ratio of current assets to current liabilities) was 4.0 to 1 at March 2, 1997 compared with 3.8 to 1 at March 3, 1996.

      During the 1997 fiscal year, the Company generated funds from operations of $29.2 million and expended $18.7 million for the purchase of property, plant and equipment. Cash provided by net earnings before depreciation and amortization of $30.1 million was reduced by a net increase in non-cash working capital items, resulting in $29.2 million of cash provided from operating activities. A significant portion of the 1997 fiscal year's capital expenditures related to installation of additional capacity at the Company's electronic materials facilities in Tempe, Arizona and Singapore. These expansions will increase the Company's capacity and capability for the production of sophisticated printed circuit materials. Expenditures for property, plant and equipment were $18.7 million, $24.5 million and $17.5 million in the 1997, 1996 and 1995 fiscal years, respec-tively. The Company expects the level of capital expenditures in the 1998 fiscal year to be in excess of the expenditures in the 1997 fiscal year.
The Company is planning further expansions of its electronic materials operations, particularly in the United States and Asia.

      At March 2, 1997, the Company's only long-term debt was the 5.5% Convertible Subordinated Notes due 2006 (the "Notes") issued at the end of the 1996 fiscal year. The Company believes its financial resources will be sufficient, for the foreseeable future, to provide for continued investment in property, plant and equipment and for general corporate purposes. Such resources, including the proceeds from the Notes, would also be available for appropriate acquisitions and other expansions of the Company's business.

Environmental Matters:

      The Company is subject to various federal, state and local government requirements relating to the protection of the environment. The Company believes that, as a general matter, its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and that its handling, manufacture, use and disposal of hazardous or toxic substances are in accord with environmental laws and regulations. However, mainly because of past operations and operations of predecessor companies, which were generally in compliance with applicable laws at the time of the operations in question, the Company, like other companies engaged in similar businesses, is a party to claims by government agencies and third parties and has incurred remedial response and voluntary cleanup costs associated with environmental matters. Additional claims and costs involving past environmental matters may continue to arise in the future. It is the Company's policy to record appropriate liabilities for such matters when remedial efforts are probable and the costs can be reasonably estimated.

      In the 1997, 1996 and 1995 fiscal years, the Company charged approximately $0.2 million, $0.1 million and $0.2 million, respectively, against pretax income for remedial response and voluntary cleanup costs (including legal fees). While annual expenditures have generally been constant from year to year, and may increase over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At March 2, 1997, the recorded liability in accrued liabilities for environmental matters was $1.2 million.

      Management does not expect that environmental matters will have a material adverse effect on the liquidity, capital resources, business or consolidated financial position of the Company. See Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of this Report for a discussion of the Company's commitments and contingencies, including those related to environmental matters.

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

  . The Company's business is dependent on certain aspects of the electronics industry, which is a cyclical industry and which has experienced recurring downturns. The downturns, such as occurred in the first quarter of the Company's fiscal year ended March 2, 1997, can be unexpected and have often reduced demand for, and prices of, electronic materials.

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

  . The Company's customer base is concentrated, in part, because the Company's business strategy has been to develop long-term relation-ships with a select group of customers. During the Company's fiscal year ended March 2, 1997, the Company's ten largest customers accounted for approximately 46% of net sales. The Company expects that sales to a relatively small number of customers will continue to account for a significant portion of its net sales for the foreseeable future. A loss of one or more of such key customers could affect the Company's profitability.

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

  . The Company's success is dependent upon its relationship with key management and technical personnel.

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














































REPORT OF INDEPENDENT AUDITORS







To the Board of Directors and Stockholders of Park Electrochemical Corp.
Lake Success, New York


We have audited the accompanying consolidated balance sheets of Park Electrochemical Corp. and subsidiaries as of March 2, 1997 and March 3, 1996 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended March 2, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park Electrochemical Corp. and subsidiaries as of March 2, 1997 and March 3, 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 2, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                           ERNST & YOUNG LLP


New York, New York
April 18, 1997










PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share amounts)

                                                     March 2,      March 3,
                                                       1997          1996
ASSETS

Current assets:
 Cash and cash equivalents                           $ 42,321      $ 75,970
 Marketable securities (Note 2)                       102,232        67,243
 Accounts receivable, less allowance for
  doubtful accounts of $1,746 and $1,857,
  respectively                                         50,314        42,821
 Inventories (Note 3)                                  20,458        27,712
 Prepaid expenses and other current
  assets (Note 7)                                       5,089         4,026

     Total current assets                             220,414       217,772

Property, plant and equipment, at cost, less
 accumulated depreciation and amortization
 (Note 4)                                              83,391        76,439

Other assets (Notes 7 and 10)                           4,057         4,764

     Total                                           $307,862      $298,975


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                    $ 32,892      $ 35,924
 Accrued liabilities (Note 5)                          18,565        16,941
 Income taxes payable                                   3,953         3,942

     Total current liabilities                         55,410        56,807

Long-term debt (Note 6)                               100,000       100,000

Deferred income taxes (Note 7)                          7,963         6,324

Deferred pension liability (Note 10)                    1,134         1,417

Commitments and contingencies (Notes 10 and 11)

Stockholders' equity (Notes 6, 8, 9 and 10):
 Preferred stock, $1 par value per share--
  authorized, 500,000 shares; issued, none                -             -
 Common stock, $.10 par value per share--
  authorized, 30,000,000; issued, 13,580,018
  shares                                                1,358         1,358
 Additional paid-in capital                            51,290        50,958
 Retained earnings                                    108,804        93,892
 Currency translation adjustments                         831         1,328
 Pension liability adjustment                            (850)       (1,001)
 Unrealized losses on investments                         (11)          (30)

                                                      161,422       146,505
 Less treasury stock, at cost, 2,307,765 and
  2,033,704 shares, respectively                      (18,067)      (12,078)

     Total stockholders' equity                       143,355       134,427

     Total                                           $307,862      $298,975

See notes to consolidated financial statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)


                                             52 Weeks       53 Weeks       52 Weeks
                                               Ended          Ended          Ended
                                             March 2,       March 3,     February 26,
                                               1997           1996           1995

Net sales                                    $334,490        $312,966       $253,022
Cost of sales                                 275,372         242,655        196,917
Gross profit                                   59,118          70,311         56,105
Selling, general and administrative
 expenses                                      34,366          35,236         29,995


Profit from operations                         24,752          35,075         26,110

Other income (expense):
 Interest and other income, net                 7,653           2,285          1,822
 Interest expense (Note 6)                     (5,508)            (96)          (431)

    Total other income                          2,145           2,189          1,391

Earnings before income taxes                   26,897          37,264         27,501

Income tax provision (Note 7)                   8,338          12,366         10,156

Net earnings                                 $ 18,559        $ 24,898       $ 17,345


Earnings per share (Note 9):

 Primary                                       $1.61           $2.11          $1.59

 Fully diluted                                 $1.59           $2.10          $1.52


See notes to consolidated financial statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares and per share amounts)

                                               Additional             Currency     Pension   Unrealized
                                 Common Stock    Paid-in   Retained  Translation  Liability   Losses on     Treasury Stock
                                Shares   Amount  Capital   Earnings  Adjustments  Adjustment Investments  Shares      Amount
Balance, February 27, 1994     10,407,650 $1,041  $17,444   $ 57,098     $  177     $(1,148)     $  -      2,301,284   $(13,158)

   Net earnings                                               17,345

   Exchange rate changes                                                  1,368

   Change in pension
    liability adjustment                                                                176

   Market revaluation                                                                             (139)

   Stock options exercised                            696                                                   (212,700)     1,220

   Conversion of debentures     3,172,368    317   32,588

   Cash dividends ($.20 per
    share)                                                   (2,227)

   Purchase of treasury stock                                                                                 47,832       (750)

Balance, February 26, 1995     13,580,018  1,358   50,728     72,216      1,545        (972)      (139)    2,136,416    (12,688)

   Net earnings                                               24,898

   Exchange rate changes                                                   (217)

   Change in pension
    liability adjustment                                                                (29)

   Market revaluation                                                                              109

   Stock options exercised                            230                                                   (102,726)       610

   Cash dividends ($.28 per
    share)                                                    (3,222)

   Purchase of treasury stock                                                                                     14        -

Balance, March 3, 1996         13,580,018  1,358   50,958     93,892      1,328      (1,001)       (30)    2,033,704    (12,078)

   Net earnings                                               18,559

   Exchange rate changes                                                   (497)

   Change in pension
    liability adjustment                                                                151

   Market revaluation                                                                               19

   Stock options exercised                            332                                                    (84,868)       547

   Cash dividends ($.32 per
    share)                                                    (3,647)

   Purchase of treasury stock                                                                                358,929     (6,536)

Balance, March 2, 1997         13,580,018 $1,358  $51,290   $108,804     $  831     $  (850)     $ (11)    2,307,765   $(18,067)

See notes to consolidated financial statements.

/TABLE

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                    52 Weeks      53 Weeks      52 Weeks
                                                      Ended         Ended         Ended
                                                     March 2,      March 3,   February 26,
                                                       1997          1996         1995
Cash flows from operating activities:
  Net earnings                                       $ 18,559       $ 24,898     $ 17,345
  Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
   Depreciation and amortization                       11,584          9,849        8,951
   Provision for doubtful accounts receivable            (306)          (495)         (44)
   (Gain) loss on sale of marketable securities           (16)           (38)          17
   Provision for deferred income taxes                  1,596          1,425          355
   Accrued interest in connection with
    Debenture conversion                                  -              -            389
   Other, net                                              65             64          (89)
   Changes in operating assets and liabilities:
    (Increase) in accounts receivable                  (7,612)        (9,277)      (3,536)
    Decrease (increase) in inventories                  7,202        (11,671)         249
    (Increase) in prepaid expenses and
     other current assets                              (1,456)        (1,057)         (77)
    Decrease (increase) in other assets                   122            (42)          25
    (Decrease) increase in accounts payable            (2,528)        11,409         (620)
    Increase in accrued liabilities                     1,700          1,108        3,719
    Increase in income taxes payable                      286          1,260          277

       Net cash provided by operating activities       29,196         27,433       26,961

Cash flows from investing activities:
  Purchases of property, plant and equipment, net     (18,735)       (24,510)     (17,523)
  Purchases of marketable securities                 (137,897)       (74,881)     (11,161)
  Proceeds from sales of marketable securities        103,330         22,952       19,827

       Net cash used in investing activities          (53,302)       (76,439)      (8,857)

Cash flows from financing activities:
  Convertible notes offering                              -          100,000          -
  Convertible notes issuance costs                        -           (3,250)         -
  Repayments of borrowings                                -              -            (84)
  Dividends paid                                       (3,647)        (3,222)      (2,227)
  Proceeds from exercise of stock options                 604            697        1,499
  Purchase of treasury stock                           (6,535)           -           (750)
  Other                                                   -                4         (100)

       Net cash (used in) provided by
        financing activities                           (9,578)        94,229       (1,662)

(Decrease) increase in cash and cash equivalents
  before effect of exchange rate changes              (33,684)        45,223       16,442

Effect of exchange rate changes on
  cash and cash equivalents                                35            (56)         226

(Decrease) increase in cash and cash equivalents      (33,649)        45,167       16,668

Cash and cash equivalents, beginning of year           75,970         30,803       14,135

Cash and cash equivalents, end of year               $ 42,321       $ 75,970     $ 30,803



See notes to consolidated financial statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended March 2, 1997



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Park Electrochemical Corp. ("Park"), through its subsidiaries (collectively, the "Company"), is a leading global designer and producer of advanced electronic materials used to fabricate complex multilayer printed circuit boards, semiconductor packages and other electronic interconnect systems. The Company's multilayer printed circuit board materials include copper-clad laminates, prepregs and semi-finished multilayer printed circuit board panels. Multilayer printed circuit boards and interconnect systems are used in virtually all advanced electronic equipment to direct, sequence and control electronic signals between semiconductor devices and passive components. The Company also designs and manufactures specialty adhesive tapes, advanced composite materials, microwave circuitry materials and plumbing hardware for the electronics, aerospace, industrial and plumbing markets.

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

    c. Accounting Period - The Company's fiscal year is the 52 or 53 week period ending the Sunday nearest to the last day of February. The 1997, 1996 and 1995 fiscal years ended on March 2, 1997, March 3, 1996 and February 26, 1995, respectively. Fiscal 1997 and 1995 each included 52 weeks; fiscal 1996 included 53 weeks.

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

    f. Revenue Recognition - Revenues are recognized at the time product is shipped to the customer.

    g. Depreciation and Amortization - Depreciation and amortization are computed principally by the straight-line method over the estimated useful lives of the related assets or, with respect to leasehold improvements, the term of the lease, if shorter.

    h. Deferred Charges - Costs incurred in connection with the issuance of debt financing are deferred and included in other assets and amortized, using the effective interest method, over the respective debt repayment period.

    i. Income Taxes - Deferred income taxes are provided for temporary differences in the reporting of certain items, primarily depreciation, for income tax purposes as compared with financial accounting purposes.

        United States ("U.S.") Federal income taxes have not been provided on the undistributed earnings (approximately $23,800,000 at March 2, 1997) of the Company's foreign subsidiaries, since it is management's practice and intent to reinvest such earnings in the operations of these subsidiaries.


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

        Supplemental cash flow information:

                                                    Fiscal Year
                                           1997        1996         1995
        Cash paid during the year for:
         Interest                        $2,792,000  $     -       $   42,000
         Income taxes                     6,570,000   9,701,000     9,712,000

2.  MARKETABLE SECURITIES

    The following is a summary of available-for-sale securities:
                                             Gross      Gross    Estimated
                                          Unrealized Unrealized    Fair
                                  Cost       Gains      Losses     Value
  March 2, 1997:
    U.S. Treasury and other
     government securities    $ 35,423,000   $19,000    $47,000  $ 35,395,000
    U.S. corporate debt
     securities                 66,822,000    20,000     40,000    66,802,000
      Total debt securities    102,245,000    39,000     87,000   102,197,000
    Equity securities                4,000    31,000       -           35,000

                              $102,249,000   $70,000    $87,000  $102,232,000

  March 3, 1996:
    U.S. Treasury and other
     government securities    $ 50,602,000   $32,000    $62,000  $ 50,572,000
    U.S. corporate debt
     securities                 16,680,000     7,000     22,000    16,665,000
      Total debt securities     67,282,000    39,000     84,000    67,237,000
    Equity securities                6,000      -          -            6,000

                              $ 67,288,000   $39,000    $84,000  $ 67,243,000

    The gross realized gains on sales of available-for-sale securities totalled $39,000 for 1997 and $50,000 for 1996, and the gross realized losses totalled $23,000, $12,000 and $17,000 for 1997, 1996 and 1995,
    respectively.

    The amortized cost and estimated fair value of the debt and marketable equity securities at March 2, 1997, by contractual maturity, are shown below:

                                                                Estimated
                                                                   Fair
                                                   Cost             Value
     Due in one year or less                    $ 82,007,000    $ 81,972,000
     Due after one year through five years        20,238,000      20,225,000
                                                 102,245,000     102,197,000
     Equity securities                                 4,000          35,000
                                                $102,249,000    $102,232,000

3.   INVENTORIES
                                                  March 2,       March 3,
                                                    1997           1996
     Raw materials                               $ 8,459,000     $13,040,000
     Work-in-process                               4,037,000       4,280,000
     Finished goods                                7,173,000       9,674,000
     Manufacturing supplies                          789,000         718,000

                                                 $20,458,000     $27,712,000

4.   PROPERTY, PLANT AND EQUIPMENT
                                                 March 2,        March 3,
                                                   1997            1996
     Land, buildings and improvements           $ 30,983,000    $ 27,054,000
     Machinery, equipment, furniture
      and fixtures                               134,774,000     121,661,000

                                                 165,757,000     148,715,000
     Less accumulated depreciation
      and amortization                            82,366,000      72,276,000

                                                $ 83,391,000    $ 76,439,000

     Depreciation and amortization expense relating to property, plant and equipment amounted to $11,146,000, $9,382,000 and $8,501,000 for fiscal
     1997, 1996 and 1995, respectively. Interest expense capitalized to property, plant and equipment amounted to $260,000 for fiscal 1997.

5.   ACCRUED LIABILITIES
                                                  March 2,       March 3,
                                                    1997           1996
     Payroll and commissions                     $ 4,239,000     $ 5,040,000
     Taxes, other than income taxes                  899,000       1,014,000
     Interest                                      2,781,000           -
     Other                                        10,646,000      10,887,000

                                                 $18,565,000     $16,941,000

6.   LONG-TERM DEBT

     On February 28, 1996, the Company issued $100,000,000 principal amount of 5.5% Convertible Subordinated Notes due 2006 (the "Notes") with interest payable semiannually on March 1 and September 1 of each year, commencing September 1, 1996. The Notes are unsecured and subordinated to other long-term debt and are convertible at the option of the holder at any time prior to maturity, unless previously redeemed or repurchased, into shares of the Company's common stock at $42.188 per share, subject to adjustment under certain conditions. The Notes are not redeemable at the option of the Company prior to March 1, 1999; at any time on or after such date, the Notes will be redeemable at the option of the Company, in whole or in part, initially at 102.75% of the principal amount of such Notes redeemed and thereafter at prices declining to 100% on March 1, 2001, together with accrued interest. At March 2, 1997 and March 3, 1996, the fair value of the Notes approximated $90,625,000 and $100,000,000, respectively.

     Foreign lines of credit totalled $5,400,000 at March 2, 1997, all of which remains available to the subsidiaries.


7.   INCOME TAXES

     The income tax provision includes the following:
                                                 Fiscal Year
                                        1997         1996        1995
     Current:
      Federal                          $6,150,000  $ 9,980,000 $ 8,798,000
      State and local                     592,000      961,000   1,003,000

                                        6,742,000   10,941,000   9,801,000

     Deferred:
      Federal                             863,000      655,000      50,000
      State and local                     150,000       60,000      40,000
      Foreign                             583,000      710,000     265,000

                                        1,596,000    1,425,000     355,000

                                       $8,338,000  $12,366,000 $10,156,000

     The Company's effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

                                                      Fiscal Year
                                              1997       1996       1995

     Statutory U.S. Federal tax rate          35.0%       35.0%      35.0%

     State and local taxes, net of
      Federal benefit                          1.8         1.8        2.5

     Foreign tax rate differentials           (7.8)       (4.6)      (1.5)

     Other, net                                2.0         1.0         .9
                                              31.0%       33.2%      36.9%

     The Company has foreign net operating loss carryforwards of approximately $14,400,000, most of which were acquired in fiscal 1993 when the Company purchased 100% of the capital stock of Metclad, S.A. ("Metclad"), a French corporation located in Lannemezan, France.
     Metclad has recently commenced operation, in commercial volumes, for the production of PTFE laminates used in wireless communication applications. Accordingly, long-term deferred tax assets arising from these net operating loss carryforwards were valued at $0 at both March 2, 1997 and March 3, 1996, net of valuation reserves of approximately $5,000,000 and $5,900,000, respectively. None of the acquired net operating loss carryforwards relate to goodwill or other intangible assets. Approximately $2,700,000 of the foreign net operating loss carryforwards expire in varying amounts from fiscal 1998 through fiscal 2002; the remainder have an indefinite expiration.

     At March 2, 1997 and March 3, 1996, current deferred tax assets of $1,135,000 and $1,082,000, respectively, which were primarily attributable to expenses not currently deductible for tax purposes, were included in other current assets. The long-term deferred tax liabilities consisted primarily of timing differences relating to depreciation.

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

         On July 14, 1992, the Company's stockholders approved the adoption of a 1992 stock option plan (the "1992 Plan") pursuant to which options to acquire 600,000 shares of the Company's common stock are available for grant to key employees. On July 17, 1996, the Company's stockholders approved an amendment to the 1992 Plan which increased the number of shares of the Company's common stock authorized for issuance under such Plan by 550,000 shares to 1,150,000 shares. The purchase price for common stock to be acquired, upon the exercise of options, will be no less than 100% of the fair market value of such stock at the date the options are granted. The 1992 Plan will expire in March, 2002.

         In October 1995, Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) was issued and requires companies to either recognize compensation expense for grants of stock options and other equity based instruments, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company has elected the disclosure provision of SFAS 123, and continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for the option plans. Under APB 25, because the exercise price of the granted options is not less than the market price at the date of the grant, no compensation expense is recognized.

         The weighted average fair value for options was estimated at the date of grant using the Black-Scholes option pricing model to be $7.78 for fiscal 1997 and $5.40 for fiscal 1996, with the following weighted average assumptions for fiscal 1997 and 1996, respectively: risk free interest rate of 6%; expected volatility factors of 34% and 31%; expected dividend yield of 2%; and estimated option lives of 4.6 years. For the purpose of pro forma disclosures, the effect of applying SFAS 123 on net income and earnings per share for fiscal 1997 and 1996 would approximate the amounts shown below (in thousands, except EPS data):

                                           1997                1996
                                        As       Pro        As       Pro
                                     Reported   forma    Reported   forma
         Net income                   $18,559   $18,330   $24,898   $24,805
         EPS-primary                   $1.61     $1.59     $2.11     $2.11
         EPS-fully diluted             $1.59     $1.57     $2.10     $2.10

         Information with respect to the Company's stock option plans follows:
                                                                  Weighted
                                                                   Average
                                         Range of     Outstanding Exercise
                                     Exercise Prices    Options     Price
         Balance, February 26, 1995   $ 5.50 - $17.00    504,718    $ 8.63
         Granted                       18.31 -  27.19    124,000     19.03
         Exercised                      5.50 -  13.13   (102,726)     6.79
         Cancelled                      5.50 -  18.13     (6,374)    12.80

         Balance, March 3, 1996         5.50 -  27.19    519,618     11.43
         Granted                       23.75 -  24.63    111,675     24.55
         Exercised                      5.50 -  18.31    (84,868)     7.11
         Cancelled                      7.38 -  27.19    (26,450)    20.68

         Balance, March 2, 1997       $ 5.50 - $24.63    519,975    $14.48

         Exercisable, March 2, 1997   $ 5.50 - $18.31    231,950    $ 9.89

 The following table summarizes information concerning currently outstanding and exercisable options.
                Options Outstanding                   Options Exercisable
                                Weighted
                                 Average   Weighted               Weighted
                                Remaining  Average                Average
    Range of        Number     Contractual Exercise    Number     Exercise
Exercise Prices   Outstanding  Life(Years)  Price    Exercisable   Price
$ 5.50 - $ 9.99     187,900         5.50    $ 7.02       148,925    $ 6.93
 10.00 -  19.99     224,250         7.75     15.88        83,025     15.19
 20.00 -  25.00     107,825         9.25     24.54          -          -
                    519,975                              231,950

     Stock options available for future grant under the 1992 Plan at March 2, 1997 and March 3, 1996 were 603,881 and 136,356, respectively.

     c. Treasury Stock - The Company repurchased 349,102, 14 and 24 shares of its common stock under authorizations of the Board of Directors during fiscal 1997, 1996 and 1995, respectively.

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

     e. Reserved Common Shares - At March 2, 1997, 2,370,342 shares of common stock were reserved for issuance upon conversion of the Notes and 1,123,856 shares were reserved for issuance upon exercise of stock options.

9.   EARNINGS PER SHARE

     Primary earnings per share are computed based on the weighted average number of common and common equivalent shares outstanding during the period.

     The weighted average number of common and common equivalent shares used to compute earnings per share are as follows:

                                                 Fiscal Year
                                       1997          1996         1995
         Primary                     11,551,000    11,794,000    10,858,000

         Fully diluted               13,932,000    11,860,000    11,570,000

10.  EMPLOYEE BENEFIT PLANS

     a. Profit Sharing Plan - Park and certain of its subsidiaries have a noncontributory profit sharing retirement plan covering their regular full-time employees. The plan may be modified or terminated at any time, but in no event may any portion of the contributions revert to the Company. The Company's contributions under the plan amounted to $1,775,000, $2,329,000 and $2,297,000 for fiscal 1997, 1996 and 1995, respectively. Contributions are discretionary and may not exceed the amount allowable as a tax deduction under the Internal Revenue Code. In addition, the Company sponsors a 401(k) savings plan; commencing in fiscal 1996, the contributions of employees of certain subsidiaries were partially matched by the Company, amounting to $554,000 and $499,000 in fiscal 1997 and 1996, respectively.

     b. Pension Plans - A subsidiary of the Company has two pension plans, one of which is inactive, covering its union employees. The pension plans are noncontributory defined benefit plans. The Company's funding policy is to contribute annually the amounts necessary to satisfy applicable funding standards.

         In accordance with SFAS No. 87, the Company records its deferred pension liability related to its two defined benefit pension plans, which amounted to $1,134,000 and $1,417,000 at March 2, 1997 and March 3, 1996, respectively. The effect on the Company's consolidated financial statements in recording the liability was to recognize an asset (included in other assets) of $284,000 and $416,000 at March 2, 1997 and March 3, 1996, respectively, and to record a corresponding reduction of stockholders' equity of $850,000 and $1,001,000 at those same dates.

         Net pension cost includes the following components:

                                                     Fiscal Year
                                            1997        1996         1995
        Service cost--benefits earned
         during the period                $ 50,000     $ 51,000     $ 65,000
        Interest cost on projected
         benefit obligation                289,000      299,000      279,000
        Return on plan assets--actual     (155,000)    (400,000)     (24,000)
        Net amortization and deferral       35,000      354,000        9,000
        Effect of curtailment               75,000         -            -

        Net periodic pension cost         $294,000     $304,000     $329,000







        The funded status of the pension plans follows:
                                                    March 2,       March 3,
                                                     1997           1996
        Accumulated benefit obligation
         (including vested benefit
         obligation of $3,893,000
         and $4,028,000, respectively)              $3,931,000    $4,043,000

        Projected benefit obligation                $3,931,000    $4,043,000
        Plan assets at fair value                    2,937,000     2,616,000

        Excess of projected benefit obligation
         over plan assets                              994,000     1,427,000

        Unrecognized net loss                         (850,000)   (1,001,000)
        Unrecognized prior service cost               (135,000)     (237,000)
        Unrecognized initial net obligation
         being amortized over 15 years                (149,000)     (179,000)

        Accrued pension (asset) liability           $ (140,000)   $   10,000

        The projected benefit obligation was determined using an assumed discount rate of 7.75% and 7.5% for fiscal 1997 and 1996, respectively, and the assumed long-term rate of return on plan assets was 8% for both fiscal years. Projected wage increases are not applicable as benefits pursuant to the plans are based upon years of service without regard to levels of compensation.

        At March 2, 1997, plan assets were invested in U.S. government securities, corporate debt securities, mutual funds and money market funds.

11. COMMITMENTS AND CONTINGENCIES

    a. Lease Commitments - The Company conducts certain of its operations from leased facilities, which include several manufacturing plants, warehouses and offices, and land leases. The leases on facilities are for terms of up to 10 years, the latest of which expires in 2005.
        Many of the leases contain renewal options for periods ranging from one to ten years and require the Company to pay real estate taxes and other operating costs. The latest land lease expiration is 2013 and this land lease contains renewal options of up to 35 years.

        These noncancelable operating leases have the following payment schedule:

                        Fiscal Year            Amount
                           1998              $2,079,000
                           1999               1,592,000
                           2000               1,370,000
                           2001               1,081,000
                           2002                 905,000
                           Thereafter         2,817,000

                                             $9,844,000

        Rental expense, inclusive of real estate taxes and other costs, amounted to $2,620,000, $2,259,000 and $2,226,000 for fiscal 1997,
        1996 and 1995, respectively.

    b. Environmental Contingencies - The Company and certain of its subsid-iaries have been named by the Environmental Protection Agency (the "EPA") or a comparable state agency under the Comprehensive Environ-mental Response, Compensation and Liability Act (the "Superfund Act") or similar state law as potentially responsible parties in connection with alleged releases of hazardous substances at nine sites. In addition, a subsidiary of the Company has received cost recovery claims under the Superfund Act from other private parties involving three other sites, and has received requests from the EPA under the Superfund Act for information with respect to its involvement at two other sites.

        Under the Superfund Act and similar state laws, all parties who may have contributed any waste to a hazardous waste disposal site or contaminated area identified by the EPA or comparable state agency may be jointly and severally liable for the cost of cleanup. Generally, these sites are locations at which numerous persons disposed of hazardous waste. In the case of the Company's subsidiaries, generally the waste was removed from their manufacturing facilities and disposed at waste sites by various companies which contracted with the subsidiaries to provide waste disposal services. Neither the Company nor any of its subsidiaries have been accused of or charged with any wrongdoing or illegal acts in connection with any such sites. The Company believes it maintains an effective and comprehensive environmental compliance program.

        The insurance carriers that provided general liability insurance coverage to the Company and its subsidiaries for the years during which the Company's subsidiaries' waste was disposed at these sites have agreed to pay, or reimburse the Company and its subsidiaries for, 100% of their legal defense and remediation costs associated with three of these sites, 35% of such costs associated with one of these sites and 25% of such costs associated with another three of these sites.

        The total costs incurred by the Company and its subsidiaries in connection with these sites, including legal fees incurred by the Company and its subsidiaries and their assessed share of remediation costs and excluding amounts paid or reimbursed by insurance carriers, were approximately $0.2 million during each of the 1997, 1996 and 1995 fiscal years. At March 2, 1997, the recorded liability in other liabilities for environmental matters was $1.2 million.

        Included in cost of sales are charges for actual expenditures and accruals, based on estimates, for certain environmental matters described above. The Company accrues estimated costs associated with known environmental matters, when such costs can be reasonably estimated and when the outcome appears probable. Management believes the ultimate disposition of known environmental matters will not have a material adverse effect on the liquidity, capital resources, business or consolidated financial position of the Company. However, one or more of such environmental matters could have a significant negative impact on the Company's consolidated financial results for a particular reporting period.

12. BUSINESS SEGMENTS

    The Company has two major business segments: electronic materials and engineered materials and plumbing hardware. The Company's electronic materials products are marketed primarily to major independent printed circuit board fabricators and to large electronic original equipment manufacturers ("OEMs") that are located throughout North America, Europe and Asia. The Company's engineered materials and plumbing hardware customers, the majority of which are located in the United States, include OEMs, independent firms and distributors in the electronics, aerospace, industrial and plumbing industries.










   Financial information concerning the Company's business segments follows (in thousands):

                                                   Fiscal Year
                                          1997         1996        1995
   Sales to unaffiliated customers:
    Electronic materials                 $291,146    $274,903    $218,288
    Engineered materials and
     plumbing hardware                     43,344      38,063      34,734

       Net sales                         $334,490    $312,966    $253,022

   Operating profit(1):
    Electronic materials                 $ 25,298    $ 37,699    $ 28,710
    Engineered materials and
     plumbing hardware                      3,026       1,466       1,226

       Total operating profit              28,324      39,165      29,936

   General corporate expense               (3,572)     (4,090)     (3,826)

   Interest and other income, net           7,653       2,285       1,822
   Interest expense                        (5,508)        (96)       (431)

       Total other income                   2,145       2,189       1,391

       Earnings before income taxes      $ 26,897    $ 37,264    $ 27,501

   Identifiable assets(2):
    Electronic materials                 $153,653    $146,549    $104,478
    Engineered materials and
     plumbing hardware                     14,111      13,260      12,588
                                          167,764     159,809     117,066

    Corporate assets                      140,098     139,166      44,985

       Total assets                      $307,862    $298,975    $162,051

   Depreciation and amortization:
    Electronic materials                 $ 10,789    $  9,013    $  8,133
    Engineered materials and
     plumbing hardware                        774         813         793
                                           11,563       9,826       8,926

    Corporate depreciation                     21          23          25

       Total depreciation and
        amortization                     $ 11,584    $  9,849    $  8,951

   Capital expenditures:
    Electronic materials                 $ 18,030    $ 23,852    $ 16,302
    Engineered materials and
     plumbing hardware                        795         689       1,472

                                           18,825      24,541      17,774

    Corporate capital expenditures             26          21          30

       Total capital expenditures        $ 18,851    $ 24,562    $ 17,804

   (1) Operating profit is comprised of total operating revenues, less costs and expenses other than interest expense, general corporate expense and income taxes.

   (2) Identifiable assets consist of those assets which are used by the segments. Corporate identifiable assets consist primarily of cash, cash equivalents and marketable securities.

   Intersegment sales and sales between geographic areas were not significant.

   Financial information regarding the Company's operations by geographic area follows (in thousands):

                                                    Fiscal Year
                                             1997        1996       1995
         Sales:
           North America                   $235,773    $221,975    $191,652
           Europe                            48,421      47,368      34,540
           Asia                              50,296      43,623      26,830
                                           $334,490    $312,966    $253,022

         Operating income:
           North America                   $ 21,550    $ 33,206    $ 28,366
           Rest of World                      6,774       5,959       1,570
                                           $ 28,324    $ 39,165    $ 29,936

         Identifiable assets:
           North America                   $245,596    $241,191    $118,076
           Europe                            33,751      31,291      24,526
           Asia                              28,515      26,493      19,449
                                           $307,862    $298,975    $162,051

13. CUSTOMER AND SUPPLIER CONCENTRATIONS

    a. Customers - Sales to Delco Electronics Corporation, a subsidiary of General Motors Corp., were 17.3%, 17.1% and 21.8% of the Company's consolidated sales for fiscal 1997, 1996 and 1995, respectively.
         The Company believes its relations with Delco Electronics to be very satisfactory and further believes Delco Electronics will continue to make significant purchases in the immediate future. Although the Company's electronic materials segment is not dependent on this single customer, the loss of this customer could have a material adverse effect on the business of this segment.

         Furthermore, while no other customer accounts for 10% or more of the total sales of the Company in fiscal 1997 and the Company is not dependent on any other single customer, the loss of a major customer or of a group of customers within each significant business segment could have a material adverse effect on the Company's business.

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









14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
[CAPTION]

                                                       Quarter
                                         First    Second    Third     Fourth
                                      (In thousands, except per share amounts)
     Fiscal 1997:
      Net sales                         $75,406   $81,974   $88,972    $88,138
      Gross profit                       11,832    14,854    15,385     17,047
      Net earnings                        3,125     4,681     4,888      5,865

      Earnings per share:
        Primary                            $.26      $.40      $.43       $.51
        Fully diluted                      $.26      $.40      $.42       $.49

      Weighted average common and
       common equivalent shares
       outstanding:
        Primary                          11,829    11,590    11,444     11,477
        Fully diluted                    11,829    13,960    13,835     13,849

     Fiscal 1996:
      Net sales                         $75,412   $69,937   $81,866    $85,751
      Gross profit                       17,717    15,209    18,397     18,988
      Net earnings                        6,024     5,366     6,467      7,041

      Earnings per share:
        Primary                            $.51      $.45      $.55       $.59
        Fully diluted                      $.51      $.45      $.55       $.59

      Weighted average common and
       common equivalent shares
       outstanding:
        Primary                          11,708    11,801    11,857     11,881
        Fully diluted                    11,708    11,829    11,857     12,002

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


                                  PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information called for by this Item (except for information as to the Company's executive officers, which information appears elsewhere in this Report) is incorporated by reference to the Company's definitive proxy statement for the 1997 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.


Item 11. Executive Compensation.

         The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 1997 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.


Item 12. Security Ownership of Certain
         Beneficial Owners and Management.

         The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 1997 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.


Item 13. Certain Relationships and Related Transactions.

         The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 1997 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.
































                                   PART IV




Item 14. Exhibits, Financial Statement                             Page
         Schedules, and Reports on Form 8-K.

        (a) Documents filed as a part of this report

           (1) Financial Statements:

               The following Consolidated Financial
               Statements of the Company are
               included in Part II, Item 8:

               Report of Ernst & Young LLP,
               independent auditors                                   24

               Balance sheets                                         25

               Statements of earnings                                 26

               Statements of stockholders' equity                     27

               Statements of cash flows                               28

               Notes to consolidated financial
               statements (1-14)                                      29

           (2) Financial Statement Schedules:

               Schedule II - Valuation and qualifying
               accounts                                               51

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

            Information concerning Registrant's long-term debt is set forth in Note 6 of the Notes to Consolidated Financial Statements included in Item 8 of this Report. Other than the Indenture filed as Exhibit 4.02 hereto, no instrument defining the rights of holders of such long-term debt relates to securities having an aggregate principal amount in excess of 10% of the consoli-dated assets of Registrant and its subsidiaries; therefore, in accordance with paragraph (iii) of Item 4 of Item 601(b) of Regulation S-K, the other instruments defining the rights of holders of long-term debt are not filed herewith. Registrant hereby agrees to furnish a copy of any such other instruments to the Securities and Exchange Commission upon request.

10.01 Lease dated December 12, 1989 regarding real property located at 1100 East Kimberly Avenue, Anaheim, California between Nelco Products, Inc. and James Emmi and letter dated December 29, 1994 from Nelco Products, Inc. to James Emmi exercising its option to extend such Lease. (Reference is made to Exhibit 10.01 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 1996, Commission File No. 1-4415, which is incorporated herein by reference.)

10.02 Lease dated December 12, 1989 regarding real property located at 1107 East Kimberly Avenue, Anaheim, California between Nelco Products, Inc. and James Emmi and letter dated December 29, 1994 from Nelco Products, Inc. to James Emmi exercising its option to extend such Lease. (Reference is made to Exhibit 10.02 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 1996, Commission File No. 1-4415, which is incorporated herein by reference.)



Exhibit
Number                               Description

10.03 Lease Agreement dated August 16, 1983 and Exhibit C, First Addendum to Lease, regarding real property located at 1411 E. Orangethorpe Avenue, Fullerton, California between Nelco Products, Inc. and TCLW/Fullerton. (Reference is made to Exhibit 10.03 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 1996, Commission File No. 1-4415, which is incorporated herein by reference.)

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

10.03(c) Fifth Addendum to Lease dated July 5, 1995 between Nelco Products, Inc. and TCLW/Fullerton to Lease Agreement dated August 16, 1983 (See Exhibit 10.03 hereto) regarding real property located at 1411 E. Orangethorpe Avenue, Fullerton, California. (Reference is made to Exhibit 10.03(c) of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 1996, Commission File No. 1-4415, which is incorporated herein by reference.)

10.04 Lease dated February 15, 1983 between Nelco Products, Inc. and CMD Southwest, Inc. regarding real property located at 1130 West Geneva Drive, Tempe, Arizona. (Reference is made to Exhibit
            10.04 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 1996, Commission File No. 1-4415, which is incorporated herein by reference.)

10.04(a) First Amendment to Lease dated December 10, 1992 to Lease dated February 15, 1983 (see Exhibit 10.04 hereto) between Nelco Technology, Inc. and CMD Southwest Inc., and novation substituting Nelco Technology, Inc. for Nelco Products, Inc., regarding real property located at 1130 West Geneva Drive, Tempe, Arizona. (Reference is made to Exhibit 10.04(a) of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by reference.)

10.05 Lease Agreement, dated May 26, 1982 between Nelco Products Pte. Ltd. (lease was originally entered into by Kiln Technique (Pri-vate) Limited, which subsequently assigned this lease to Nelco Products Pte. Ltd.) and the Jurong Town Corporation regarding real property located at 4 Gul Crescent, Jurong, Singapore. (Reference is made to Exhibit 10.05 of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by reference.)




Exhibit
Number                               Description

10.05(a) Deed of Assignment, dated April 17, 1986 between Nelco Products Pte. Ltd., Kiln Technique (Private) Limited and Paul Ma, Richard Law, and Michael Ng, all of Peat Marwick & Co., of the Lease Agreement dated May 26, 1982 (see Exhibit 10.05 hereto) between Kiln Technique (Private) Limited and the Jurong Town Corporation regarding real property located at 4 Gul Crescent, Jurong, Singapore. (Reference is made to Exhibit 10.05(a) of the Com-pany's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorpo-rated herein by reference.)

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

10.06(c)    First Amendment to 1992 Stock Option Plan of the Company (see
            Exhibit 10.06(b) hereto). (This exhibit is a management contract or compensatory plan or arrangement.)

10.07 Amended and Restated Employment Agreement dated February 28, 1994 between the Company and Jerry Shore. (Reference is made to Exhibit 10.07(c) of the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 1994, Commission File No. 1-4415, which is incorporated herein by reference. This exhibit is a management contract or compensatory plan or arrangement.)

10.07(a) Amendment No. 1 dated March 1, 1995 to the Amended and Restated Employment Agreement dated February 28, 1994 (see Exhibit 10.07 hereto) between the Company and Jerry Shore. (Reference is made to Exhibit 10.07(c) of the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1995, Commission File No. 1-4415, which is incorporated herein by reference. This exhibit is a management contract or compensatory plan or arrangement.)

10.07(b) Amendment No. 2 dated December 5, 1996 to the Amended and Restated Employment Agreement dated February 28, 1994 (see
            Exhibit 10.07 hereto) between the Company and Jerry Shore. (This exhibit is a management contract or compensatory plan or arrangement.)

10.08 Lease dated April 15, 1988 between FiberCote Industries, Inc. (lease was initially entered into by USP Composites, Inc., which subsequently changed its name to FiberCote Industries, Inc.) and Geoffrey Etherington, II regarding real property located at 172 East Aurora Street, Waterbury, Connecticut. (Reference is made to Exhibit 10.08 of the Company's Annual Report on form 10-K for the fiscal year ended February 26, 1995, Commission File No. 1-4415, which is incorporated herein by reference.)





Exhibit
Number                               Description

10.08(a) Amendment to Lease dated December 21, 1992 to Lease dated April 15, 1988 (see Exhibit 10.08 hereto) between FiberCote Indus-tries, Inc. and Geoffrey Etherington II regarding real property located at 172 East Aurora Street, Waterbury, Connecticut. (Reference is made to Exhibit 10.08(a) of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by reference.)

10.09 Lease dated March 14, 1988 between Nelco Products, Inc. and CMD Southwest One regarding real property located at 1117 West Fairmont, Tempe, Arizona. (Reference is made to Exhibit 10.09 of the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1995, Commission File No. 1-4415, which is incorporated herein by reference.)

10.09(a) First Amendment to Lease dated December 10, 1992 to Lease dated March 14, 1988 (see Exhibit 10.09 hereto) between Nelco Technology, Inc. and CMD Southwest One regarding real property located at 1117 West Fairmont, Tempe, Arizona, and novation substituting Nelco Technology, Inc. for Nelco Products, Inc. (Reference is made to Exhibit 10.09(a) of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by reference.)

10.09(b) Second Amendment to Lease dated March 24, 1995 to Lease dated March 14, 1988 (see Exhibit 10.09 hereto) between Nelco Technology, Inc. and CMD Southwest One regarding real property located at 1117 West Fairmont, Tempe, Arizona. (Reference is made to Exhibit 10.09(b) of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 1996, Commission File No. 1-4415, which is incorporated herein by reference.)

10.09(c) Third Amendment to Lease dated January 18, 1996 to Lease dated March 14, 1988 (see Exhibit 10.09 hereto) between Nelco Technology, Inc. and CMD Southwest One regarding real property located at 1117 West Fairmont, Tempe, Arizona. (Reference is made to Exhibit 10.09(c) of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 1996, Commission File No. 1-4415, which is incorporated herein by reference.)

10.10 Lease dated October 1, 1991 between Zin-Plas Corporation and Philip L. Johnson d/b/a Johnson Development Company regarding real property located at 25 North Park, N.E., Comstock Park, Michigan. (Reference is made to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by reference.) .

10.10(a) Letter dated October 17, 1996 from Zin-Plas Corporation to Philip L. Johnson extending the Lease dated October 1, 1991 (see
            Exhibit 10.10 hereto) between Zin-Plas Corporation and Philip L. Johnson d/b/a Johnson Development Company regarding real property located at 25 North Park, N.E., Comstock Park, Michigan.

10.11 Lease dated August 31, 1989 between Nelco Technology, Inc. and Cemanudi Associates regarding real property located at 1104 West Geneva Drive, Tempe, Arizona. (Reference is made to Exhibit
            10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 1996, Commission File No. 1-4415, which is incorporated herein by reference.)


Exhibit
Number                               Description

10.11(a) First Amendment to Lease dated October 21, 1994 to Lease dated August 31, 1989 (see Exhibit 10.11 hereto) between Nelco Technology, Inc. and Cemanudi Associates regarding real property located at 1104 West Geneva Drive, Tempe, Arizona. (Reference is made to Exhibit 10.11(a) of the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1995, Commission File No. 1-4415, which is incorporated herein by reference.)

10.12 Lease dated March 24, 1995 between Nelco Technology, Inc. and CMD Southwest Inc. regarding real property located at 1131 West Fairmont, Tempe, Arizona. (Reference is made to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 1996, Commission File No. 1-4415, which is incorporated herein by reference.)

10.12(a) First Amendment to Lease dated January 18, 1996 to Lease dated March 24, 1995 (see Exhibit 10.12 hereto) between Nelco Technology, Inc. and CMD Southwest Inc. regarding real property located at 1131 West Fairmont, Tempe, Arizona. (Reference is made to Exhibit 10.12(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 1996, Commission File No. 1-4415, which is incorporated herein by reference.)

10.13 Lease dated December 12, 1990 between Neltec, Inc. and NZ Properties, Inc. regarding real property located at 1420 W. 12th Place, Tempe, Arizona.

10.13(a) Letter dated January 8, 1996 from Neltec, Inc. to NZ Properties, Inc. exercising its option to extend the Lease dated December 12, 1990 (see Exhibit 10.13 hereto) between Neltec, Inc. and NZ Properties, Inc. regarding real property located at 1420 W. 12th Place, Tempe, Arizona.

10.14 Indenture of Lease dated November 1, 1984 between Dielectric Polymers, Inc. and Holyoke Supply Company, Inc. regarding real property located at 218 Race Street, Holyoke, Massachusetts. (Reference is made to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by reference.)

10.14(a) Extension of Lease dated May 30, 1986 to Indenture of Lease dated November 1, 1984 (see Exhibit 10.14 hereto) between Dielectric Polymers, Inc. and Holyoke Supply Company, Inc. regarding real property located at 218 Race Street, Holyoke, Massachusetts. (Reference is made to Exhibit 10.14(a) of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by reference.)

10.14(b) Second Extension of Lease dated May 30, 1991 to Indenture of Lease dated November 1, 1984 (see Exhibit 10.14 hereto) between Dielectric Polymers, Inc. and Holyoke Supply Company, Inc. regarding real property located at 218 Race Street, Holyoke, Massachusetts. (Reference is made to Exhibit 10.14(b) of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by reference.)




Exhibit
Number                               Description

10.14(c) Amendment to Second Extension of Lease dated May 19, 1994 to Indenture of Lease dated November 1, 1984 (see Exhibit 10.14 hereto) between Dielectric Polymers, Inc. and Holyoke Supply Company, Inc. regarding real property located at 218 Race Street, Holyoke, Massachusetts. (Reference is made to Exhibit 10.14(c) of the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 1994, Commission File No. 1-4415, which is incorporated herein by reference.)

10.14(d) 1995 Extension to Amendment to Second Extension of Lease dated October 19, 1995 to Indenture of Lease dated November 1, 1984 (see Exhibit 10.14 hereto) between Dielectric Polymers, Inc. and Holyoke Supply Company, Inc. regarding real property located at 218 Race Street, Holyoke, Massachusetts. (Reference is made to
            Exhibit 10.14(d) of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 1996, Commission File No. 1-4415, which is incorporated herein by reference.)

10.14(e) Letter dated July 31, 1996 from Dielectric Polymers, Inc. to Holyoke Supply Company, Inc. exercising its option to extend the Indenture of Lease dated November 1, 1984 (see Exhibit 10.14 hereto) between Dielectric Polymers, Inc. and Holyoke Supply Company, Inc. regarding real property located at 218 Race Street, Holyoke, Massachusetts.

10.14(f) 1997 Extension to Amendment to Second Extension of Lease dated March 26, 1997 to Indenture of Lease dated November 1, 1984 (see
            Exhibit 10.14 hereto) between Dielectric Polymers, Inc. and Holyoke Supply Company, Inc. regarding real property located at 218 Race Street, Holyoke, Massachusetts.

10.15 Lease dated January 8, 1992 between Nelco Technology, Inc. and CMD Southwest, Inc. regarding real property located at 1135 West Geneva Drive, Tempe, Arizona. (Reference is made to Exhibit
            10.15 of the Company's Annual Report on Form 10-K for the fiscal year ended March 1, 1992, Commission File No. 1-4415, which exhibit is incorporated herein by reference.)

10.15(a) First Amendment dated July 8, 1996 to Lease dated January 8, 1992 (see Exhibit 10.15 hereto) between Nelco Technology, Inc. and CMD Southwest, Inc. regarding real property located at 1135 West Geneva Drive, Tempe, Arizona.

10.16 Tenancy Agreement dated October 8, 1992 between Nelco Products Pte. Ltd. and Jurong Town Corporation regarding real property located at 36 Gul Lane, Jurong Town, Singapore. (Reference is made to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by reference.)

10.16(a) Tenancy Agreement dated November 3, 1995 between Nelco Products Pte. Ltd. and Jurong Town Corporation regarding real property located at 36 Gul Lane, Jurong Town, Singapore.

10.17 Lease Contract dated February 26, 1988 between the New York State Department of Transportation and the Edgewater Stewart Company regarding real property located at 15 Governor Drive in the Stewart International Airport Industrial Park, New Windsor, New York. (Reference is made to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1995, Commission File No. 1-4415, which is incorporated herein by reference.)

Exhibit
Number                               Description

10.17(a) Assignment and Assumption of Lease dated February 16, 1995 between New England Laminates Co., Inc. and The Edgewater Stewart Company regarding the assignment of the Lease Contract (see Exhibit 10.17 hereto) for the real property located at 15 Governor Drive in the Stewart International Airport Industrial Park, New Windsor, New York. (Reference is made to Exhibit 10.19(a) of the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1995, Commission File No. 1-4415, which is incorporated herein by reference.)

10.17(b) Lease Amendment No. 1 dated February 17, 1995 between New England Laminates Co., Inc. and the New York State Department of Transportation to Lease Contract dated February 26, 1988 (see
            Exhibit 10.17 hereto) regarding the real property located at 15 Governor Drive in the Stewart International Airport Industrial Park, New Windsor, New York. (Reference is made to Exhibit 10.19(b) of the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1995, Commission File No. 1-4415, which is incorporated herein by reference.)

10.18 Employment Agreement, dated March 18, 1996, between the Company and E. Phillip Smoot. (Reference is made to Exhibit 10.20 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 1996, Commission File No. 1-4415, which is incorporated herein by reference. This exhibit is a management contract or compensatory plan or arrangement.)

11.01       Computation of fully-diluted earnings per share.

22.01       Subsidiaries of the Company.

24.01       Consent of Ernst & Young LLP.

27.01       Financial Data Schedule

       (b) No reports on Form 8-K have been filed during the fiscal quarter ended March 2, 1997.

























                                 SIGNATURES



       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 28, 1997                      PARK ELECTROCHEMICAL CORP.



                                      By:/s/Brian E. Shore
                                                Brian E. Shore,
                                             Chief Executive Officer



       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                        Title                    Date


/s/Brian E. Shore            Chief Executive Officer,
Brian E. Shore               President and Director
                             (principal executive and       May 28, 1997
                             financial officer)

/s/Murray O. Stamer          Corporate Controller
Murray O. Stamer             (principal accounting
                             officer)                       May 28, 1997

/s/E. Phillip Smoot          Director
E. Phillip Smoot                                            May 28, 1997


/s/Jerry Shore               Chairman of the Board and
Jerry Shore                  Director                       May 28, 1997


/s/Anthony Chiesa            Director
Anthony Chiesa                                              May 28, 1997


/s/Lloyd Frank               Director
Lloyd Frank                                                 May 28, 1997


/s/Norman M. Schneider       Director
Norman M. Schneider                                         May 28, 1997











Schedule II
PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


         Column A                         Column B      Column C              Column D               Column E
                                         Balance at    Charged to               Other               Balance at
                                         Beginning      Cost and       Accounts      Translation       End
       Description                       of Period      Expenses      Written Off    Adjustment     of Period

                                                                         (A)


ALLOWANCE FOR DOUBTFUL ACCOUNTS:

52 weeks ended March 2, 1997              $1,857,000     $(306,000)      $ 204,000       $ (9,000)     $1,746,000

53 weeks ended March 3, 1996              $2,490,000     $(495,000)      $(128,000)      $(10,000)     $1,857,000

52 weeks ended February 26, 1995          $2,673,000     $ (44,000)      $(186,000)      $ 47,000      $2,490,000








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

                   For the fiscal year ended March 2, 1997


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

            Information concerning Registrant's long-term debt is set forth in Note 6 of the Notes to Consolidated Financial Statements included in Item 8 of this Report. Other than the Indenture filed as Exhibit 4.02 hereto, no instrument defining the rights of holders of such long-term debt relates to securities having an aggregate principal amount in excess of 10% of the consoli-dated assets of Registrant and its subsidiaries; therefore, in accordance with paragraph (iii) of Item 4 of Item 601(b) of Regulation S-K, the other instruments defining the rights of holders of long-term debt are not filed herewith. Registrant hereby agrees to furnish a copy of any such other instruments to the Securities and Exchange Commission upon request.

10.01 Lease dated December 12, 1989 regarding real property located at 1100 East Kimberly Avenue, Anaheim, California between Nelco Products, Inc. and James Emmi and letter dated December 29, 1994 from Nelco Products, Inc. to James Emmi exercising its option to extend such Lease. (Reference is made to Exhibit 10.01 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 1996, Commission File No. 1-4415, which is incorporated herein by reference.)

10.02 Lease dated December 12, 1989 regarding real property located at 1107 East Kimberly Avenue, Anaheim, California between Nelco Products, Inc. and James Emmi and letter dated December 29, 1994 from Nelco Products, Inc. to James Emmi exercising its option to extend such Lease. (Reference is made to Exhibit 10.02 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 1996, Commission File No. 1-4415, which is incorporated herein by reference.)





Exhibit
Number                               Description

10.03 Lease Agreement dated August 16, 1983 and Exhibit C, First Addendum to Lease, regarding real property located at 1411 E. Orangethorpe Avenue, Fullerton, California between Nelco Products, Inc. and TCLW/Fullerton. (Reference is made to Exhibit 10.03 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 1996, Commission File No. 1-4415, which is incorporated herein by reference.)

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

10.03(c) Fifth Addendum to Lease dated July 5, 1995 between Nelco Products, Inc. and TCLW/Fullerton to Lease Agreement dated August 16, 1983 (See Exhibit 10.03 hereto) regarding real property located at 1411 E. Orangethorpe Avenue, Fullerton, California. (Reference is made to Exhibit 10.03(c) of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 1996, Commission File No. 1-4415, which is incorporated herein by reference.)

10.04 Lease dated February 15, 1983 between Nelco Products, Inc. and CMD Southwest, Inc. regarding real property located at 1130 West Geneva Drive, Tempe, Arizona. (Reference is made to Exhibit
            10.04 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 1996, Commission File No. 1-4415, which is incorporated herein by reference.)

10.04(a) First Amendment to Lease dated December 10, 1992 to Lease dated February 15, 1983 (see Exhibit 10.04 hereto) between Nelco Technology, Inc. and CMD Southwest Inc., and novation substituting Nelco Technology, Inc. for Nelco Products, Inc., regarding real property located at 1130 West Geneva Drive, Tempe, Arizona. (Reference is made to Exhibit 10.04(a) of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by reference.)

10.05 Lease Agreement, dated May 26, 1982 between Nelco Products Pte. Ltd. (lease was originally entered into by Kiln Technique (Pri-vate) Limited, which subsequently assigned this lease to Nelco Products Pte. Ltd.) and the Jurong Town Corporation regarding real property located at 4 Gul Crescent, Jurong, Singapore. (Reference is made to Exhibit 10.05 of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by reference.)



Exhibit
Number                               Description

10.05(a) Deed of Assignment, dated April 17, 1986 between Nelco Products Pte. Ltd., Kiln Technique (Private) Limited and Paul Ma, Richard Law, and Michael Ng, all of Peat Marwick & Co., of the Lease Agreement dated May 26, 1982 (see Exhibit 10.05 hereto) between Kiln Technique (Private) Limited and the Jurong Town Corporation regarding real property located at 4 Gul Crescent, Jurong, Singapore. (Reference is made to Exhibit 10.05(a) of the Com-pany's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorpo-rated herein by reference.)

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

10.06(c)    First Amendment to 1992 Stock Option Plan of the Company (see
            Exhibit 10.06(b) hereto). (This exhibit is a management contract or compensatory plan or arrangement.)

10.07 Amended and Restated Employment Agreement dated February 28, 1994 between the Company and Jerry Shore. (Reference is made to Exhibit 10.07(c) of the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 1994, Commission File No. 1-4415, which is incorporated herein by reference. This exhibit is a management contract or compensatory plan or arrangement.)

10.07(a) Amendment No. 1 dated March 1, 1995 to the Amended and Restated Employment Agreement dated February 28, 1994 (see Exhibit 10.07 hereto) between the Company and Jerry Shore. (Reference is made to Exhibit 10.07(c) of the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1995, Commission File No. 1-4415, which is incorporated herein by reference. This exhibit is a management contract or compensatory plan or arrangement.)

10.07(b) Amendment No. 2 dated December 5, 1996 to the Amended and Restated Employment Agreement dated February 28, 1994 (see
            Exhibit 10.07 hereto) between the Company and Jerry Shore. (This exhibit is a management contract or compensatory plan or arrangement.)

10.08 Lease dated April 15, 1988 between FiberCote Industries, Inc. (lease was initially entered into by USP Composites, Inc., which subsequently changed its name to FiberCote Industries, Inc.) and Geoffrey Etherington, II regarding real property located at 172 East Aurora Street, Waterbury, Connecticut. (Reference is made to Exhibit 10.08 of the Company's Annual Report on form 10-K for the fiscal year ended February 26, 1995, Commission File No. 1-4415, which is incorporated herein by reference.)





Exhibit
Number                               Description

10.08(a) Amendment to Lease dated December 21, 1992 to Lease dated April 15, 1988 (see Exhibit 10.08 hereto) between FiberCote Indus-tries, Inc. and Geoffrey Etherington II regarding real property located at 172 East Aurora Street, Waterbury, Connecticut. (Reference is made to Exhibit 10.08(a) of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by reference.)

10.09 Lease dated March 14, 1988 between Nelco Products, Inc. and CMD Southwest One regarding real property located at 1117 West Fairmont, Tempe, Arizona. (Reference is made to Exhibit 10.09 of the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1995, Commission File No. 1-4415, which is incorporated herein by reference.)

10.09(a) First Amendment to Lease dated December 10, 1992 to Lease dated March 14, 1988 (see Exhibit 10.09 hereto) between Nelco Technology, Inc. and CMD Southwest One regarding real property located at 1117 West Fairmont, Tempe, Arizona, and novation substituting Nelco Technology, Inc. for Nelco Products, Inc. (Reference is made to Exhibit 10.09(a) of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by reference.)

10.09(b) Second Amendment to Lease dated March 24, 1995 to Lease dated March 14, 1988 (see Exhibit 10.09 hereto) between Nelco Technology, Inc. and CMD Southwest One regarding real property located at 1117 West Fairmont, Tempe, Arizona. (Reference is made to Exhibit 10.09(b) of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 1996, Commission File No. 1-4415, which is incorporated herein by reference.)

10.09(c) Third Amendment to Lease dated January 18, 1996 to Lease dated March 14, 1988 (see Exhibit 10.09 hereto) between Nelco Technology, Inc. and CMD Southwest One regarding real property located at 1117 West Fairmont, Tempe, Arizona. (Reference is made to Exhibit 10.09(c) of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 1996, Commission File No. 1-4415, which is incorporated herein by reference.)

10.10 Lease dated October 1, 1991 between Zin-Plas Corporation and Philip L. Johnson d/b/a Johnson Development Company regarding real property located at 25 North Park, N.E., Comstock Park, Michigan. (Reference is made to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by reference.) .

10.10(a) Letter dated October 17, 1996 from Zin-Plas Corporation to Philip L. Johnson extending the Lease dated October 1, 1991 (see
            Exhibit 10.10 hereto) between Zin-Plas Corporation and Philip L. Johnson d/b/a Johnson Development Company regarding real property located at 25 North Park, N.E., Comstock Park, Michigan.

10.11 Lease dated August 31, 1989 between Nelco Technology, Inc. and Cemanudi Associates regarding real property located at 1104 West Geneva Drive, Tempe, Arizona. (Reference is made to Exhibit
            10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 1996, Commission File No. 1-4415, which is incorporated herein by reference.)

Exhibit
Number                               Description

10.11(a) First Amendment to Lease dated October 21, 1994 to Lease dated August 31, 1989 (see Exhibit 10.11 hereto) between Nelco Technology, Inc. and Cemanudi Associates regarding real property located at 1104 West Geneva Drive, Tempe, Arizona. (Reference is made to Exhibit 10.11(a) of the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1995, Commission File No. 1-4415, which is incorporated herein by reference.)

10.12 Lease dated March 24, 1995 between Nelco Technology, Inc. and CMD Southwest Inc. regarding real property located at 1131 West Fairmont, Tempe, Arizona. (Reference is made to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 1996, Commission File No. 1-4415, which is incorporated herein by reference.)

10.12(a) First Amendment to Lease dated January 18, 1996 to Lease dated March 24, 1995 (see Exhibit 10.12 hereto) between Nelco Technology, Inc. and CMD Southwest Inc. regarding real property located at 1131 West Fairmont, Tempe, Arizona. (Reference is made to Exhibit 10.12(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 1996, Commission File No. 1-4415, which is incorporated herein by reference.)

10.13 Lease dated December 12, 1990 between Neltec, Inc. and NZ Properties, Inc. regarding real property located at 1420 W. 12th Place, Tempe, Arizona.

10.13(a) Letter dated January 8, 1996 from Neltec, Inc. to NZ Properties, Inc. exercising its option to extend the Lease dated December 12, 1990 (see Exhibit 10.13 hereto) between Neltec, Inc. and NZ Properties, Inc. regarding real property located at 1420 W. 12th Place, Tempe, Arizona.

10.14 Indenture of Lease dated November 1, 1984 between Dielectric Polymers, Inc. and Holyoke Supply Company, Inc. regarding real property located at 218 Race Street, Holyoke, Massachusetts. (Reference is made to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by reference.)

10.14(a) Extension of Lease dated May 30, 1986 to Indenture of Lease dated November 1, 1984 (see Exhibit 10.14 hereto) between Dielectric Polymers, Inc. and Holyoke Supply Company, Inc. regarding real property located at 218 Race Street, Holyoke, Massachusetts. (Reference is made to Exhibit 10.14(a) of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by reference.)

10.14(b) Second Extension of Lease dated May 30, 1991 to Indenture of Lease dated November 1, 1984 (see Exhibit 10.14 hereto) between Dielectric Polymers, Inc. and Holyoke Supply Company, Inc. regarding real property located at 218 Race Street, Holyoke, Massachusetts. (Reference is made to Exhibit 10.14(b) of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by reference.)



Exhibit
Number                               Description

10.14(c) Amendment to Second Extension of Lease dated May 19, 1994 to Indenture of Lease dated November 1, 1984 (see Exhibit 10.14 hereto) between Dielectric Polymers, Inc. and Holyoke Supply Company, Inc. regarding real property located at 218 Race Street, Holyoke, Massachusetts. (Reference is made to Exhibit 10.14(c) of the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 1994, Commission File No. 1-4415, which is incorporated herein by reference.)

10.14(d) 1995 Extension to Amendment to Second Extension of Lease dated October 19, 1995 to Indenture of Lease dated November 1, 1984 (see Exhibit 10.14 hereto) between Dielectric Polymers, Inc. and Holyoke Supply Company, Inc. regarding real property located at 218 Race Street, Holyoke, Massachusetts. (Reference is made to
            Exhibit 10.14(d) of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 1996, Commission File No. 1-4415, which is incorporated herein by reference.)

10.14(e) Letter dated July 31, 1996 from Dielectric Polymers, Inc. to Holyoke Supply Company, Inc. exercising its option to extend the Indenture of Lease dated November 1, 1984 (see Exhibit 10.14 hereto) between Dielectric Polymers, Inc. and Holyoke Supply Company, Inc. regarding real property located at 218 Race Street, Holyoke, Massachusetts.

10.14(f) 1997 Extension to Amendment to Second Extension of Lease dated March 26, 1997 to Indenture of Lease dated November 1, 1984 (see
            Exhibit 10.14 hereto) between Dielectric Polymers, Inc. and Holyoke Supply Company, Inc. regarding real property located at 218 Race Street, Holyoke, Massachusetts.

10.15 Lease dated January 8, 1992 between Nelco Technology, Inc. and CMD Southwest, Inc. regarding real property located at 1135 West Geneva Drive, Tempe, Arizona. (Reference is made to Exhibit
            10.15 of the Company's Annual Report on Form 10-K for the fiscal year ended March 1, 1992, Commission File No. 1-4415, which exhibit is incorporated herein by reference.)

10.15(a) First Amendment dated July 8, 1996 to Lease dated January 8, 1992 (see Exhibit 10.15 hereto) between Nelco Technology, Inc. and CMD Southwest, Inc. regarding real property located at 1135 West Geneva Drive, Tempe, Arizona.

10.16 Tenancy Agreement dated October 8, 1992 between Nelco Products Pte. Ltd. and Jurong Town Corporation regarding real property located at 36 Gul Lane, Jurong Town, Singapore. (Reference is made to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by reference.)

10.16(a) Tenancy Agreement dated November 3, 1995 between Nelco Products Pte. Ltd. and Jurong Town Corporation regarding real property located at 36 Gul Lane, Jurong Town, Singapore.

10.17 Lease Contract dated February 26, 1988 between the New York State Department of Transportation and the Edgewater Stewart Company regarding real property located at 15 Governor Drive in the Stewart International Airport Industrial Park, New Windsor, New York. (Reference is made to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1995, Commission File No. 1-4415, which is incorporated herein by reference.)




Exhibit
Number                               Description

10.17(a) Assignment and Assumption of Lease dated February 16, 1995 between New England Laminates Co., Inc. and The Edgewater Stewart Company regarding the assignment of the Lease Contract (see Exhibit 10.17 hereto) for the real property located at 15 Governor Drive in the Stewart International Airport Industrial Park, New Windsor, New York. (Reference is made to Exhibit 10.19(a) of the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1995, Commission File No. 1-4415, which is incorporated herein by reference.)

10.17(b) Lease Amendment No. 1 dated February 17, 1995 between New England Laminates Co., Inc. and the New York State Department of Transportation to Lease Contract dated February 26, 1988 (see
            Exhibit 10.17 hereto) regarding the real property located at 15 Governor Drive in the Stewart International Airport Industrial Park, New Windsor, New York. (Reference is made to Exhibit 10.19(b) of the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1995, Commission File No. 1-4415, which is incorporated herein by reference.)

10.18 Employment Agreement, dated March 18, 1996, between the Company and E. Phillip Smoot. (Reference is made to Exhibit 10.20 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 1996, Commission File No. 1-4415, which is incorporated herein by reference. This exhibit is a management contract or compensatory plan or arrangement.)

11.01       Computation of fully-diluted earnings per share.

22.01       Subsidiaries of the Company.

24.01       Consent of Ernst & Young LLP.

27.01       Financial Data Schedule