Form 10-Q
period 1997-06-01
PARK ELECTROCHEMICAL CORP
filed 1997-07-15
CIK 76267

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  F O R M  10-Q


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 1, 1997

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


                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,278,921 as of July 11, 1997.

                           PARK ELECTROCHEMICAL CORP.
                                AND SUBSIDIARIES




                                TABLE OF CONTENTS


                                                                    Page
                                                                   Number
                                                                   ------
PART I.     FINANCIAL INFORMATION:

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
             June 1, 1997 (Unaudited) and
             March 2, 1997 ......................................     4

            Consolidated Statements of Earnings
             13 weeks ended June 1, 1997 and
             June 2, 1996 (Unaudited)............................     5

            Condensed Consolidated Statements of Cash Flows
             13 weeks ended June 1, 1997 and
             June 2, 1996 (Unaudited)............................     6

            Notes to Condensed Consolidated Financial
             Statements (Unaudited) .............................     7

   Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations .........................................     8


PART II.    OTHER INFORMATION:

   Item 1.  Legal Proceedings ...................................    11

   Item 6.  Exhibits and Reports on Form 8-K ....................    11


SIGNATURES  .....................................................    12

EXHIBIT INDEX....................................................     13

                         PART I.  FINANCIAL INFORMATION




Item 1.     Financial Statements.

            The Company's Financial Statements begin on the next page.

                         PARK ELECTROCHEMICAL CORP.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands)
                                                  June 1,          March 2,
                                                   1997              1997
                                                  -------          --------
ASSETS                                          (Unaudited)           *
Current assets:

  Cash and cash equivalents                       $ 44,754         $ 42,321

  Marketable securities                            111,969          102,232

  Accounts receivable, net                          46,589           50,314

  Inventories (Note 2)                              23,425           20,458

  Prepaid expenses and other current assets          5,755            5,089
                                                  --------          -------
     Total current assets                          232,492          220,414

Property, plant and equipment, net                  83,800           83,391

Other assets                                         4,368            4,057
                                                  --------         --------
                                                  $320,660         $307,862
                                                  ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable                                $ 38,731         $ 32,892

  Accrued liabilities                               17,436           18,565

  Income taxes payable                               6,458            3,953
                                                  --------         --------
     Total current liabilities                      62,625           55,410

Long-term debt                                     100,000          100,000

Deferred income taxes                                8,363            7,963

Deferred pension liability                           1,134            1,134

Stockholders' equity:
   Common stock                                      1,358            1,358
   Other stockholders' equity                      147,180          141,997
                                                  --------         --------
     Total stockholders' equity                    148,538          143,355
                                                  --------         --------
                                                  $320,660         $307,862
                                                  ========         ========


*The balance sheet at March 2, 1997 has been derived from the audited financial statements at that date.

                         PARK ELECTROCHEMICAL CORP.
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF EARNINGS
            (Unaudited--in thousands, except per share amounts)
                                                        13 Weeks Ended
                                                 -------------------------
                                                  June 1,          June 2,
                                                   1997             1996
                                                  -------          -------

Net sales                                         $91,633          $75,406

Cost of sales                                      73,592           63,574
                                                  --------         --------
Gross profit                                       18,041           11,832

Selling, general and administrative expenses        9,473            7,801
                                                  --------         --------

Profit from operations                              8,568            4,031
                                                  --------         --------

Other income (expense):
  Interest and other income, net                    1,990            1,853
  Interest expense                                 (1,356)          (1,355)
                                                  --------         --------

       Total other income                             634              498
                                                  --------         --------

Earnings before income taxes                        9,202            4,529

Income tax provision                                3,037            1,404
                                                  --------         --------

Net earnings                                      $ 6,165          $ 3,125
                                                  ========         ========

Earnings per share (Note 3):
  Primary                                         $   .54          $   .26
  Fully diluted                                   $   .51          $   .26


Weighted average number of common and
common equivalent shares outstanding:
  Primary                                          11,477           11,829
  Fully diluted                                    13,864           11,829


Dividends per share                               $   .08          $   .08


                              PARK ELECTROCHEMICAL CORP.
                                   AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited--in thousands)
                                                           13 weeks ended
                                                       ----------------------
                                                        June 1,       June 2,
                                                         1997          1996
                                                        -------       -------
Net cash provided by operating activities              $16,400       $ 2,712
                                                       --------      --------

Cash flows from investing activities:
 Purchases of property, plant and
  equipment, net                                        (3,307)       (3,584)
 Purchases of marketable securities                    (46,636)      (10,396)
 Proceeds from sales of marketable
  securities                                            36,862        23,543
                                                       --------      --------
  Net cash (used in) provided by investing
  activities                                           (13,081)        9,563
                                                       --------      --------


Cash flows from financing activities:
 Dividends paid                                           (902)         (924)
 Proceeds from exercise of stock options                    14            53
                                                       --------      --------
  Net cash used in financing activities                   (888)         (871)
                                                       --------      --------

Increase in cash and cash equivalents
 before exchange rate changes                            2,431        11,404

Effect of exchange rate changes on cash
 and cash equivalents                                        2            24
                                                       --------      --------

Increase in cash and cash equivalents                    2,433        11,428
Cash and cash equivalents, beginning of
 period                                                 42,321        75,970
                                                       --------      --------
Cash and cash equivalents, end of period               $44,754       $87,398
                                                       ========      ========


Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                           $   -         $   -
    Income taxes                                       $   135       $   700




                          PARK ELECTROCHEMICAL CORP.
                               AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of June 1, 1997, the consolidated statements of earnings for the 13 weeks ended June 1, 1997 and June 2, 1996, and the condensed consolidated statements of cash flows for the 13 week periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 1, 1997, and the results of operations and cash flows for all periods presented, have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1997.

2.   INVENTORIES

     Inventories consist of the following:
                                                   (In thousands)
                                             June 1,           March 2,
                                              1997               1997
                                             -------           --------
          Raw materials                      $ 9,492           $ 8,459
          Work-in-process                      4,454             4,037
          Finished goods                       8,695             7,173
          Manufacturing supplies                 784               789
                                             -------           -------
                                             $23,425           $20,458
                                             =======           =======

3.   EARNINGS PER SHARE

     Primary earnings per share are computed based on the weighted average number of common and common equivalent shares outstanding during the period. Fully diluted earnings per share reflect additional shares assumed to be outstanding based upon (i) the assumed exercise of stock options at the period-end market price of the Company's common stock if such price is higher than the average market price during the period, and
     (ii) the assumed conversion of the Company's 5.5% Convertible Subordinated Notes due 2006, if the effect is dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Park is a leading global designer and producer of advanced electronic materials used to fabricate complex multilayer printed circuit boards, semiconductor packages and other electronic interconnect systems. The Company's customers for its advanced printed circuit materials include leading independent circuit board fabricators and large electronic equipment manufacturers in the computer, telecommunications, transportation, aerospace and instrumentation industries. The Company's electronic materials operations accounted for approximately 88% of net sales worldwide in each of the last two fiscal years and in the three-month periods ended June 2, 1996 and June 1, 1997. The Company's foreign electronic materials operations accounted for approximately 29% of net sales worldwide in the 1996 and 1997 fiscal years and approximately 27% in each of the three-month periods ended June 2, 1996 and June 1, 1997. The Company's electronic materials operations accounted for approximately 96% and 89% of operating profit in the 1996 and 1997 fiscal years, respectively, and approximately 91% and 94% of operating profit in the three-month periods ended June 2, 1996 and June 1, 1997, respectively.

            Park is also engaged in the engineered materials and plumbing hardware businesses, which consist of the Company's specialty adhesive tape and film business, its advanced composite materials business and its plumbing hardware business, all of which operate as independent business units. This segment accounted for approximately 13% of the Company's total net sales worldwide in each of the last two fiscal years and approximately 13% and 11%, respectively, in the three-month periods ended June 2, 1996 and June 1, 1997 and approximately 4% and 11% of operating profit in the 1996 and 1997 fiscal years, respectively, and approximately 9% and 6% of operating profit in the three-month periods ended June 2, 1996 and June 1, 1997, respectively.

            The strong growth in both sales and earnings that the Company achieved during the fiscal year ended March 3, 1996 and prior fiscal years resumed in the three-month period ended June 1, 1997, led by strong growth in sales by the Company's North American and Asian electronic materials operations.

Three Months Ended June 1, 1997 Compared with Three Months Ended June 2,
1996:

            The Company's electronic materials business was principally responsible for the improvement in the Company's results of operations for the three-month period ended June 1, 1997. The North American and Asian markets, and to a lesser extent the European market, for sophisticated printed circuit materials were strong during the 1998 fiscal year first quarter, and the Company's electronic materials operations located in these regions performed well as a result.

            During the three-month period ended June 1, 1997, the Company's electronic materials business experienced improved efficiencies resulting from the operation of its facilities at levels close to their designed manufacturing capacity. This favorably impacted the Company's margins in the 1998 fiscal year first quarter over last year's first quarter.

            Operating results of the Company's engineered materials and plumbing hardware business improved considerably during the three-month period ended June 1, 1997.

            Results of Operations

            Sales for the three-month period ended June 1, 1997 increased 21.5% to $91.6 million from $75.4 million for last fiscal year's comparable period. Sales of the electronic materials business for the three-month period ended June 1, 1997 were $81.4 million, or 89% of total sales worldwide, compared with $65.4 million, or 87% of total sales worldwide, for last fiscal year's comparable period. This 25% increase in sales of electronic materials was principally the result of higher volume of electronic materials shipped and an increase in sales of higher technology products. Sales of the engineered materials and plumbing hardware business for the three-month period ended June 1, 1997 were $10.2 million compared with a slightly lower amount for last fiscal year's comparable period. Increased sales in the specialty adhesive tape and film business resulting from higher volumes were largely offset by lower sales in the plumbing hardware business.

            The Company's foreign electronic materials operations accounted for $24.7 million of sales, or 27% of the Company's total sales worldwide, during the three-month period ended June 1, 1997 compared with $21.0 million of sales, or 28% of total sales worldwide, during last fiscal year's comparable period. Sales by the Company's foreign operations during the 1998 fiscal year first quarter increased 17% from the 1997 fiscal year comparable period. While sales by each of the Company's foreign operations were higher in the 1998 fiscal year first quarter compared with the 1997 fiscal year first quarter, the increase in sales by foreign operations was principally due to an increase in sales by the Company's Asian operations. The Company expanded the manufacturing capacity of its facility in Singapore during the latter part of the 1997 fiscal year and is planning a further expansion of the Singapore manufacturing facility during the Company's 1998 fiscal year.

            The gross margin for the Company's worldwide operations was 19.7% during the three-month period ended June 1, 1997 compared with 15.7% for last fiscal year's comparable period. The improvement in the gross margin was attributable to efficiencies resulting from operating the Company's facilities at levels close to their designed capacity and the continuing growth in sales of higher technology, higher margin products.

            Selling, general and administrative expenses, measured as a percentage of sales, were 10.3% during the three-month period ended June 1, 1997 and during last fiscal year's comparable period.

            For the reasons set forth above, profit from operations for the three-month period ended June 1, 1997 increased 113% to $8.6 million from $4.0 million for last fiscal year's comparable period.

            Interest and other income, principally investment income, increased 7% to $2.0 million for the three-month period ended June 1, 1997 from $1.9 million for last fiscal year's comparable period. The slight increase in investment income was attributable to an increase in cash available for investment. The Company's investments were primarily short-term taxable instruments and government securities. Interest expense for the three-month period ended June 1, 1997 was $1.4 million compared with the same amount during last fiscal year's comparable period. At the end of the 1996 fiscal year, the Company issued $100 million principal amount of 5.5% Convertible Subordinated Notes due 2006 (the "Notes"); as a result, all of such Notes were outstanding during the quarter ended June 1, 1997 and the last fiscal year, which resulted in the associated interest expense and contributed to the cash available for investment.

            The Company's effective income tax rate for the three-month period ended June 1, 1997 was 33.0% compared with 31.0% for last fiscal year's comparable period. This increase in the effective tax rate was primarily the result of less favorable foreign tax rate differentials.

            Net earnings for the three-month period ended June 1, 1997 increased 97% to $6.2 million from $3.1 million for last fiscal year's comparable period. Primary and fully diluted earnings per share increased to $0.54 and $0.51, respectively, for the three-month period ended June 1, 1997 from $0.26 for last fiscal year's comparable period. These increases in net earnings and earnings per share were attributable to the Company's strong operating results.

Liquidity and Capital Resources:

            At June 1, 1997, the Company's cash and temporary investments were $156.7 million compared with $144.6 million at March 2, 1997, the end of the Company's 1997 fiscal year. The increase in the Company's cash and investment position at June 1, 1997 was attributable to cash provided from operating activities in excess of investments in property, plant and equipment, as discussed below. The Company's working capital was $169.9 million at June 1, 1997 compared with $165.0 million at March 2, 1997. The increase at June 1, 1997 compared with March 2, 1997 was due to the increase in cash and temporary investments and inventories, offset in part by lower receivables and higher payables. The Company's current ratio (the ratio of current assets to current liabilities) was 3.7 to 1 at June 1, 1997 compared with 4.0 to 1 at March 2, 1997.

            During the three-months ended June 1, 1997, cash provided by net earnings before depreciation and amortization of $9.2 million was increased by a net decrease in working capital items, resulting in $16.4 million of cash provided from operating activities, and the Company expended $3.3 million for the purchase of property, plant and equipment. Expenditures for property, plant and equipment were $18.7 million and $24.5 million in the 1997 and 1996 fiscal years, respectively. The Company expects the level of capital expenditures in the 1998 fiscal year to be higher than in the 1997 fiscal year. The Company is planning further expansions of its electronic materials operations, particularly in the United States and Asia.

            At June 1, 1997, the Company's only long-term debt was the Notes. The Company believes its financial resources will be sufficient, for the foreseeable future, to provide for continued investment in property, plant and equipment and for general corporate purposes. Such resources would also be available for appropriate acquisitions and other expansions of the Company's business.

            In the three month periods ended June 1, 1997 and June 2, 1996, the Company charged less than $0.1 million against pretax income for environmental remedial response and voluntary cleanup costs (including legal fees). While annual expenditures have generally been constant from year to year, and may increase over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At June 1, 1997 and March 2, 1997, the recorded liability in accrued liabilities for environmental matters was $1.2 million. Management does not expect that environmental matters will have a material adverse effect on the liquidity, capital resources, business or consolidated financial position of the Company.

Factors That May Affect Future Results.

            Certain portions of this Report which do not relate to historical financial information may be deemed to constitute forward-looking statements that are subject to various factors which could cause actual results to differ materially from Park's expectations or from results which might be projected, forecast, estimated or budgeted by the Company in forward-looking statements. Such factors include, but are not limited to, general conditions in the electronics industry, Park's competitive position, the status of customer orders, and the various factors set forth under the caption "Factors That May Affect Future Results" after Item 7 of Park's Annual Report on Form 10-K for the fiscal year ended March 2, 1997.

                         PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

    (a) There are no material pending legal proceedings to which the Company is a party or to which any of its properties is subject.

    (b) No material pending legal proceeding was terminated during the fiscal quarter ended June 1, 1997.


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits:

         Exhibit
         Number

         11.01     Computation of fully diluted earnings per share

         27.01     Financial Data Schedule

    (b) No reports on Form 8-K have been filed during the fiscal quarter ended June 1, 1997.

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




                                            Park Electrochemical Corp.
                                            ---------------------------
                                                  (Registrant)




Date:  July 14, 1997                        /s/Brian E. Shore
                                            ---------------------------
                                                  Brian E. Shore
                                                  President and
                                              Chief Executive Officer





Date:  July 14, 1997                        /s/Murray O. Stamer
                                            ---------------------------
                                                  Murray O. Stamer
                                              Corporate Controller and
                                              Chief Accounting Officer

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