Form 10-Q
period 1997-08-31
PARK ELECTROCHEMICAL CORP
filed 1997-10-14
CIK 76267

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                F O R M  10-Q


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1997

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


                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,301,543 as of October 10, 1997.

                         PARK ELECTROCHEMICAL CORP.
                              AND SUBSIDIARIES




                              TABLE OF CONTENTS


                                                                    Page
                                                                   Number
                                                                   ------
PART I.     FINANCIAL INFORMATION:

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
             August 31, 1997 (Unaudited) and
             March 2, 1997 ......................................     4

            Consolidated Statements of Earnings
             13 weeks and 26 weeks ended August 31, 1997 and
             September 1, 1996 (Unaudited).......................     5

            Condensed Consolidated Statements of Cash Flows
             26 weeks ended August 31, 1997 and
             September 1, 1996 (Unaudited).......................     6

            Notes to Condensed Consolidated Financial
             Statements (Unaudited) .............................     7

   Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations .........................................     8

   Factors That May Affect Future Results........................    11


PART II.    OTHER INFORMATION:

   Item 1.  Legal Proceedings ...................................    12

   Item 4.  Submission of Matters to a Vote of
            Security Holders.....................................    12

   Item 6.  Exhibits and Reports on Form 8-K ....................    12


SIGNATURES  .....................................................    13

EXHIBIT INDEX....................................................    14

                       PART I.  FINANCIAL INFORMATION




Item 1.   Financial Statements

          The Company's Financial Statements begin on the next page.

                         PARK ELECTROCHEMICAL CORP.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands)
                                                August 31,        March 2,
                                                   1997             1997
                                               -----------        --------
ASSETS                                         (Unaudited)           *
Current assets:

  Cash and cash equivalents                       $ 39,295         $ 42,321

  Marketable securities                            114,960          102,232

  Accounts receivable, net                          41,634           50,314

  Inventories (Note 2)                              25,426           20,458

  Prepaid expenses and other current assets          7,136            5,089
                                                  --------         --------
     Total current assets                          228,451          220,414

Property, plant and equipment, net                  83,915           83,391

Other assets                                         4,295            4,057
                                                  --------         --------
                                                  $316,661         $307,862
                                                  ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable                                $ 35,552         $ 32,892

  Accrued liabilities                               16,164           18,565

  Income taxes payable                               3,418            3,953
                                                  --------         --------
     Total current liabilities                      55,134           55,410

Long-term debt                                     100,000          100,000

Deferred income taxes                                8,630            7,963

Deferred pension liability                           1,134            1,134

Stockholders' equity:
   Common stock                                      1,358            1,358
   Other stockholders' equity                      150,405          141,997
                                                  --------         --------
     Total stockholders' equity                    151,763          143,355
                                                  --------         --------
                                                  $316,661         $307,862
                                                  ========         ========


*The balance sheet at March 2, 1997 has been derived from the audited financial statements at that date.

                         PARK ELECTROCHEMICAL CORP.
                             AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF EARNINGS
               (Unaudited--in thousands, except per share data)

                                13 Weeks Ended            26 Weeks Ended
                            ------------------------  ------------------------
                             August 31,  September 1,   August 31,  September 1,
                                1997        1996          1997        1996
                             ---------   -----------    ----------  ------------
Net sales                     $83,086      $81,974     $174,719     $157,380

Cost of sales                  68,146       67,120      141,738      130,694
                              --------     --------    ---------    ---------
Gross profit                   14,940        14,854       32,981       26,686

Selling, general and
  administrative expenses       8,518        8,375       17,991       16,176
                              --------     --------    ---------    ---------
  Profit from operations        6,422        6,479       14,990       10,510
                              --------     --------    ---------    ---------

Other income (expense):
 Interest and other
  income, net                   2,174        1,675        4,164        3,528
 Interest expense              (1,354)      (1,370)      (2,710)      (2,725)
                              --------     --------    ---------    ---------

    Total other income            820          305        1,454          803
                              --------     --------    ---------    ---------
Earnings before income taxes    7,242        6,784       16,444       11,313

Income tax provision            2,390        2,103        5,427        3,507
                              --------     --------    ---------    ---------
Net earnings                  $ 4,852      $ 4,681      $11,017      $ 7,806
                              ========     ========    =========    =========

Earnings per share (Note 3):
 Primary                      $   .42      $   .40      $   .96      $   .67
 Fully diluted                $   .41      $   .40      $   .92      $   .67


Weighted average number of
common and common equivalent
shares outstanding:
 Primary                       11,545       11,590       11,499       11,686
 Fully diluted                 13,937       13,960       13,918       11,686

Dividends per share           $   .08      $   .08      $   .16      $   .16



                              PARK ELECTROCHEMICAL CORP.
                                   AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited--in thousands)
                                                            26 Weeks Ended
                                                      -------------------------
                                                      August 31,   September 1,
                                                         1997          1996
                                                      ----------   ------------
Net cash provided by operating activities              $18,299       $ 7,767
                                                       --------      --------

Cash flows from investing activities:
 Purchases of property, plant and
  equipment, net                                        (6,714)       (8,596)
 Purchases of marketable securities                    (78,086)      (44,756)
 Proceeds from sales of marketable
  securities                                            65,373        59,638
                                                       --------      --------
  Net cash (used in) provided by investing
  activities                                           (19,427)        6,286
                                                       --------      --------


Cash flows from financing activities:
 Dividends paid                                         (1,804)       (1,846)
 Proceeds from exercise of stock options                   200           225
 Purchase of treasury stock                                -          (6,293)
 Other                                                     -               1
                                                       --------      --------
  Net cash used in financing activities                 (1,604)       (7,913)
                                                       --------      --------

(Decrease) increase in cash and cash equivalents
 before effect of exchange rate changes                 (2,732)        6,140

Effect of exchange rate changes on cash
 and cash equivalents                                     (294)           11
                                                       --------      --------

(Decrease) increase in cash and cash equivalents        (3,026)        6,151

Cash and cash equivalents, beginning of period          42,321        75,970
                                                       --------      --------
Cash and cash equivalents, end of period               $39,295       $82,121
                                                       ========      ========


Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                           $ 2,750       $   -
    Income taxes                                       $ 5,300       $ 6,450




                          PARK ELECTROCHEMICAL CORP.
                               AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of August 31, 1997, the consolidated statements of earnings for the 13 weeks and 26 weeks ended August 31, 1997 and September 1, 1996, and the condensed consolidated statements of cash flows for the 26 week periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at August 31, 1997, and the results of operations and cash flows for all periods presented, have been made.

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

2.   INVENTORIES

     Inventories consist of the following:
                                                   (In thousands)
                                            August 31,         March 2,
                                               1997              1997
                                            ----------        ----------
          Raw materials                      $10,856           $ 8,459
          Work-in-process                      4,197             4,037
          Finished goods                       9,590             7,173
          Manufacturing supplies                 783               789
                                             -------           -------
                                             $25,426           $20,458
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Park is a leading global designer and producer of advanced electronic materials used to fabricate complex multilayer printed circuit boards, semiconductor packages and other electronic interconnect systems. The Company's customers for its advanced printed circuit materials include leading independent circuit board fabricators and large electronic equipment manufacturers in the computer, telecommunications, transportation, aerospace and instrumentation industries. The Company's electronic materials operations accounted for approximately 87% or more of net sales worldwide in each of the last two fiscal years and in the three-month and six-month periods ended September 1, 1996 and August 31, 1997. The Company's foreign electronic materials operations accounted for approximately 29% of net sales worldwide in the 1996 and 1997 fiscal years and approximately 28% in each of the three-month and six-month periods ended September 1, 1996 and August 31, 1997. The Company's electronic materials operations accounted for approximately 96% and 89% of operating profit in the 1996 and 1997 fiscal years, respectively, approximately 93% of operating profit in the three-month and six-month periods ended September 1, 1996, and approximately 81% and 89% of operating profit in the three-month period and six-month period, respectively, ended August 31, 1997.

            Park is also engaged in the engineered materials and plumbing hardware businesses, which consist of the Company's specialty adhesive tape and film business, its advanced composite materials business and its plumbing hardware business, all of which operate as independent business units. This segment accounted for approximately 13% of the Company's total net sales worldwide in each of the last two fiscal years and in the three-month and six-month periods ended September 1, 1996 and August 31, 1997. Furthermore, this segment accounted for approximately 4% and 11% of operating profit in the 1996 and 1997 fiscal years, respectively, approximately 7% of operating profit in the three-month and six-month periods ended September 1, 1996, and approximately 19% and 11% of operating profit in the three-month period and six-month period, respectively, ended August 31, 1997.

            The strong growth in both sales and earnings that the Company achieved during the fiscal year ended March 3, 1996 and prior fiscal years resumed in the three-month period ended June 1, 1997, led by strong growth in sales by the Company's North American and Asian electronic materials operations. The sales growth continued to a lesser extent in the three-month period ended August 31, 1997 with a modest sales increase in the Company's North American electronic materials operations.

Three and Six Months Ended August 31, 1997 Compared with Three and Six Months Ended September 1, 1996:

            The Company's electronic materials business was principally responsible for the improvement in the Company's results of operations for the six-month period ended August 31, 1997, as well as the slight decline in the results of operations for the three-month period ended August 31, 1997. The North American and Asian markets, and to a lesser extent the European market, for sophisticated printed circuit materials were strong during the 1998 fiscal year first quarter, and the Company's electronic materials operations located in these regions performed well as a result, but all three markets were soft during the 1998 fiscal year second quarter.

            During the first quarter, the Company's electronic materials business experienced improved efficiencies resulting from the operation of its facilities at levels close to their designed manufacturing capacity, which favorably impacted the Company's margins in the 1998 fiscal year first quarter over last year's first quarter. However, the Company's margins declined slightly in the three-month period ended August 31, 1997 from last fiscal year's comparable period due to market softness attributable to normal industry summer slowdown, some industry inventory adjustments and increased spending by the Company on research and development.

            Operating results of the Company's engineered materials and plumbing hardware business improved substantially during the three-month and six-month periods ended August 31, 1997.

            Results of Operations

            Sales for the three-month and six-month periods ended August 31, 1997 increased 1% to $83.1 million and 11% to $174.7 million, respectively, from $82.0 million and $157.4 million for last fiscal year's comparable periods. Sales of the electronic materials business for the three-month and six-month periods ended August 31, 1997 were $72.8 million and $154.2 million, respectively, or approximately 88% of total sales worldwide, compared with $71.2 million and $136.6 million, respectively, or 87% of total sales worldwide for last fiscal year's comparable periods. The increases in sales of electronic materials was principally the result of higher volume of electronic materials shipped and an increase in sales of higher technology products. Sales of the engineered materials and plumbing hardware segment for the three-month and six-month periods ended August 31, 1997 were $10.3 million and $20.6 million, respectively, compared with slightly higher amounts for last fiscal year's comparable periods.
Increased sales in the specialty adhesive tape and film business and in the advanced composite materials business resulting from higher volumes were offset by lower sales in the plumbing hardware business.

            The Company's foreign electronic materials operations accounted for $24.0 million and $48.6 million, respectively, of sales, or 29% and 28% of the Company's total sales worldwide, during the three-month and six-month periods ended August 31, 1997 compared with $24.4 million and $45.5 million, respectively, of sales, or 30% and 29% of total sales worldwide, during last fiscal year's comparable periods. Sales by the Company's foreign operations during the 1998 fiscal year first half increased 7% from the 1997 fiscal year comparable period principally due to an increase in sales by the Company's Asian operations. The Company expanded the manufacturing capacity of its facility in Singapore during the latter part of the 1997 fiscal year and is planning a further expansion of the Singapore manufacturing facility during the Company's 1998 fiscal year.

            The gross margins for the Company's worldwide operations were 18.0% and 18.9%, respectively, during the three-month and six-month periods ended August 31, 1997 compared with 18.1% and 17.0%, respectively, for last fiscal year's comparable periods. The improvement in the gross margin in the 1998 fiscal year first half was attributable to efficiencies resulting from operating the Company's facilities at levels close to their designed capacity during the first quarter and the continuing growth in sales of higher technology, higher margin products.

            Selling, general and administrative expenses, measured as a percentage of sales, were 10.3% during the three-month and six-month periods ended August 31, 1997 compared with 10.2% and 10.3%, respectively, during last fiscal year's comparable periods.

            For the reasons set forth above, profit from operations for the three-month period ended August 31, 1997 was essentially unchanged from last fiscal year's comparable period, while profit from operations for the six-month period ended August 31, 1997 increased 43% to $15.0 million from $10.5 million for last fiscal year's comparable period.

            Interest and other income, principally investment income, increased 30% to $2.2 million and 18% to $4.2 million, respectively, for the three-month and six-month periods ended August 31, 1997 from $1.7 million and $3.5 million, respectively, for last fiscal year's comparable periods. The increases in investment income were attributable to increases in cash available for investment and an increase in prevailing interest rates. The Company's investments were primarily short-term taxable instruments and government securities. Interest expense for the three-month and six-month periods ended August 31, 1997 was $1.4 million and $2.7 million, respectively, compared with the same amounts during last fiscal year's comparable periods. At the end of the 1996 fiscal year, the Company issued

$100 million principal amount of 5.5% Convertible Subordinated Notes due 2006 (the "Notes"); as a result, all of such Notes were outstanding during the quarter ended August 31, 1997 and the last fiscal year, which resulted in the associated interest expense and contributed to the cash available for investment.

            The Company's effective income tax rate for the three-month and six-month periods ended August 31, 1997 was 33.0% compared with 31.0% for last fiscal year's comparable periods. This increase in the effective tax rate was primarily the result of less favorable foreign tax rate differentials.

            Net earnings for the three-month and six-month periods ended August 31, 1997 increased 4% to $4.9 million and 41% to $11.0 million, respectively, from $4.7 million and $7.8 million, respectively, for last fiscal year's comparable periods. Primary and fully diluted earnings per share increased to $0.42 and $0.41, respectively, for the three-month period ended August 31, 1997 from $0.40 for last fiscal year's comparable period, and primary and fully diluted earnings per share increased to $0.96 and $0.92, respectively, for the six-month period ended August 31, 1997 from $0.67 for last fiscal year's comparable period. These increases in net earnings and earnings per share were attributable to the Company's improved operating results and other income.

Liquidity and Capital Resources:

            At August 31, 1997, the Company's cash and temporary investments were $154.3 million compared with $144.6 million at March 2, 1997, the end of the Company's 1997 fiscal year. The increase in the Company's cash and investment position at August 31, 1997 was attributable to cash provided from operating activities in excess of investments in property, plant and equipment, as discussed below. The Company's working capital was $173.3 million at August 31, 1997 compared with $165.0 million at March 2, 1997. The increase at August 31, 1997 compared with March 2, 1997 was due principally to the increases in cash and temporary investments, inventories and other current assets, offset in part by lower receivables. The Company's current ratio (the ratio of current assets to current liabilities) was 4.1 to 1 at August 31, 1997 compared with 4.0 to 1 at March 2, 1997.

            During the six-months ended August 31, 1997, cash provided by net earnings before depreciation and amortization of $17.1 million was increased by a net decrease in working capital items, resulting in $18.3 million of cash provided from operating activities, and the Company expended $6.7 million for the purchase of property, plant and equipment.
Expenditures for property, plant and equipment were $18.7 million and $24.5 million in the 1997 and 1996 fiscal years, respectively. The Company is planning further expansions of its electronic materials operations, particularly in the United States and Asia.

            At August 31, 1997, the Company's only long-term debt was the Notes. The Company believes its financial resources will be sufficient, for the foreseeable future, to provide for continued investment in property, plant and equipment and for general corporate purposes. Such resources would also be available for appropriate acquisitions and other expansions of the Company's business.

                In the six month periods ended August 31, 1997 and September 1, 1996, the Company charged less than $0.1 million against pretax income for environmental remedial response and voluntary cleanup costs (including legal fees). While annual expenditures have generally been constant from year to year, and may increase over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At August 31, 1997 and March 2, 1997, the recorded liability in accrued liabilities for environmental matters was $1.2 million. Management does not expect that environmental matters will have a material adverse effect on the liquidity, capital resources, business or consolidated financial position of the Company.

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

    (b) No material pending legal proceeding was terminated during the fiscal quarter ended August 31, 1997.


Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Shareholders held on July 16, 1997:

    (a) the persons elected as directors of the Company and the voting for such persons were as follows:

                                                   Authority
             Name                Votes For          Withheld
         --------------         ----------         ---------
         Anthony Chiesa          9,324,557           753,493
         Lloyd Frank             9,315,666           762,384
         Norman M. Schneider     9,850,986           227,064
         Brian E. Shore          9,824,327           253,723
         Jerry Shore             9,977,312           100,738
         E. Phillip Smoot        9,976,819           101,231


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         Exhibit
         Number

         11.01     Computation of fully diluted earnings per share

         27.01     Financial data schedule

    (b) No reports on Form 8-K have been filed during the fiscal quarter ended August 31, 1997.

                                  SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            Park Electrochemical Corp.
                                            ---------------------------
                                                  (Registrant)




Date:  October 14, 1997                     /s/Brian E. Shore
       ----------------                     ---------------------------
                                                Brian E. Shore
                                                 President and
                                             Chief Executive Officer





Date:  October 14, 1997                     /s/Alan M. Aronovitz
       ----------------                     ---------------------------
                                                Alan M. Aronovitz
                                             Senior Vice President and
                                            Principal Financial Officer

                                EXHIBIT INDEX




Exhibit No.      Name                                               Page

   11.01         Computation of fully diluted
                  earnings per share............................     15

   27.01         Financial data schedule (filed
                  only by electronic transmission
                  with EDGAR filing with the
                  Securities and Exchange Commission)..........       -