Form 10-Q
period 1997-11-30
PARK ELECTROCHEMICAL CORP
filed 1998-01-13
CIK 76267

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                F O R M  10-Q


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1997

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


                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,384,798 as of January 9, 1998.

                         PARK ELECTROCHEMICAL CORP.
                              AND SUBSIDIARIES




                              TABLE OF CONTENTS


                                                                    Page
                                                                   Number
                                                                   ------
PART I.     FINANCIAL INFORMATION:

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
             November 30, 1997 (Unaudited) and
             March 2, 1997 ......................................     4

            Consolidated Statements of Earnings
             13 weeks and 39 weeks ended November 30, 1997 and
             December 1, 1996 (Unaudited)........................     5

            Condensed Consolidated Statements of Cash Flows
             39 weeks ended November 30, 1997 and
             December 1, 1996 (Unaudited)........................     6

            Notes to Condensed Consolidated Financial
             Statements (Unaudited) .............................     7

   Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations .........................................     9

   Factors That May Affect Future Results........................    12


PART II.    OTHER INFORMATION:

   Item 1.  Legal Proceedings ...................................    13

   Item 6.  Exhibits and Reports on Form 8-K ....................    13


SIGNATURES  .....................................................    14

EXHIBIT INDEX....................................................    15

                       PART I.  FINANCIAL INFORMATION




Item 1.   Financial Statements

          The Company's Financial Statements begin on the next page.

                         PARK ELECTROCHEMICAL CORP.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands)
                                                November 30,      March 2,
                                                   1997             1997
                                               -----------        --------
ASSETS                                         (Unaudited)           *
Current assets:

  Cash and cash equivalents                       $ 27,203         $ 42,321

  Marketable securities                            125,035          102,232

  Accounts receivable, net                          53,242           50,314

  Inventories (Note 2)                              30,432           20,458

  Prepaid expenses and other current assets          8,291            5,089
                                                  --------         --------
     Total current assets                          244,203          220,414

Property, plant and equipment, net                 100,470           83,391

Other assets                                         3,920            4,057
                                                  --------         --------
                                                  $348,593         $307,862
                                                  ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable                                $ 41,640         $ 32,892

  Accrued liabilities                               19,752           18,565

  Income taxes payable                               5,679            3,953
                                                  --------         --------
     Total current liabilities                      67,071           55,410

Long-term debt                                     100,000          100,000

Deferred income taxes                                8,421            7,963

Deferred pension & other liabilities                12,256            1,134

Stockholders' equity:
   Common stock                                      1,358            1,358
   Other stockholders' equity                      159,487          141,997
                                                  --------         --------
     Total stockholders' equity                    160,845          143,355
                                                  --------         --------
                                                  $348,593         $307,862
                                                  ========         ========


*The balance sheet at March 2, 1997 has been derived from the audited financial statements at that date.

                         PARK ELECTROCHEMICAL CORP.
                             AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF EARNINGS
               (Unaudited--in thousands, except per share data)

                                13 Weeks Ended            39 Weeks Ended
                            ------------------------  ------------------------
                             November 30, December 1,   November 30, December 1,
                                1997        1996          1997        1996
                             ---------   -----------    ----------  ------------
Net sales                     $97,625      $88,972     $272,344     $246,352

Cost of sales                  77,774       73,587      219,512      204,281
                              --------     --------    ---------    ---------
Gross profit                   19,851        15,385       52,832       42,071

Selling, general and
  administrative expenses      10,115        8,810       28,106       24,986
                              --------     --------    ---------    ---------
  Profit from operations        9,736        6,575       24,726       17,085
                              --------     --------    ---------    ---------

Other income (expense):
 Interest and other
  income, net                   2,086        1,846        6,250        5,374
 Interest expense              (1,374)      (1,337)      (4,084)      (4,062)
                              --------     --------    ---------    ---------

    Total other income            712          509        2,166        1,312
                              --------     --------    ---------    ---------
Earnings before income taxes   10,448        7,084       26,892       18,397

Income tax provision            3,452        2,196        8,879        5,703
                              --------     --------    ---------    ---------
Net earnings                  $ 6,996      $ 4,888      $18,013     $ 12,694
                              ========     ========    =========    =========

Earnings per share (Note 3):
 Primary                      $   .60      $   .43      $  1.56      $  1.09
 Fully diluted                $   .57      $   .42      $  1.49      $  1.09


Weighted average number of
common and common equivalent
shares outstanding:
 Primary                       11,585       11,444       11,530       11,617
 Fully diluted                 13,955       13,835       13,900       11,617

Dividends per share           $   .08      $   .08      $   .24      $   .24



                              PARK ELECTROCHEMICAL CORP.
                                   AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited--in thousands)
                                                            39 Weeks Ended
                                                      -------------------------
                                                      November 30,  December 1,
                                                         1997          1996
                                                      ----------   ------------
Net cash provided by operating activities              $26,200       $22,530
                                                       --------      --------

Cash flows from investing activities:
 Purchases of property, plant and
  equipment, net                                       (10,958)      (13,826)
 Purchases of marketable securities                    (98,446)      (82,708)
 Proceeds from sales of marketable
  securities                                            75,651        69,319
 Acquisition of business, net of cash acquired          (5,178)          -
                                                       --------      --------
  Net cash used in investing activities                (38,931)      (27,215)
                                                       --------      --------



Cash flows from financing activities:
 Dividends paid                                         (2,708)       (2,746)
 Proceeds from exercise of stock options                   297           229
 Purchase of treasury stock                                -          (6,293)
 Other                                                     -               1
                                                       --------      --------
  Net cash used in financing activities                 (2,411)       (8,809)
                                                       --------      --------

Decrease in cash and cash equivalents
 before effect of exchange rate changes                (15,142)      (13,494)

Effect of exchange rate changes on cash
 and cash equivalents                                       24           155
                                                       --------      --------

Decrease in cash and cash equivalents                  (15,118)      (13,339)

Cash and cash equivalents, beginning of period          42,321        75,970
                                                       --------      --------
Cash and cash equivalents, end of period               $27,203       $62,631
                                                       ========      ========


Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                           $ 5,500       $ 2,781
    Income taxes                                       $ 6,747       $ 5,238


Non-cash investing activities:
  Stock issued in connection with acquisition          $ 2,074       $   -




                          PARK ELECTROCHEMICAL CORP.
                               AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of November 30, 1997, the consolidated statements of earnings for the 13 weeks and 39 weeks ended November 30, 1997 and December 1, 1996, and the condensed consolidated statements of cash flows for the 39 week periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at Novemer 30, 1997, and the results of operations and cash flows for all periods presented, have been made.

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

2.   INVENTORIES

     Inventories consist of the following:
                                                   (In thousands)
                                            November 30,       March 2,
                                               1997              1997
                                            ----------        ----------
          Raw materials                      $12,315           $ 8,459
          Work-in-process                      6,474             4,037
          Finished goods                      10,770             7,173
          Manufacturing supplies                 873               789
                                             -------           -------
                                             $30,432           $20,458
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

4.    ACQUISITION

      On October 29, 1997, the Company acquired 80% of the capital stock of Dielektra GmbH ("Dielektra") for $8.8 million in cash and 77,000 shares of Park common stock. The Company has an option to purchase, and the 20% owner has an option to sell, the remaining portion of Dielektra's capital stock in five years for an additional 103,000 shares of Park common stock. Dielektra, located in Cologne, Germany, is a manufacturer of advanced electronic materials used to produce sophisticated multilayer printed circuit boards. Dielektra's advanced circuit materials product line includes continuously produced multilayer laminates and very high layer count semi-finished multilayer circuit board panels. The acquisition of Dielektra is being accounted for as a purchase, and the Company is in the process of finalizing the fair value of the assets and liabilities acquired. Pro forma operating results are not presented because Dielektra's impact on the Company's consolidated operating results is not significant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Park is a leading global designer and producer of advanced electronic materials used to fabricate complex multilayer printed circuit boards, semiconductor packages and other electronic interconnect systems.
In October 1997, the Company acquired Dielektra GmbH, a manufacturer of advanced electronic materials, including continuously produced copper-clad laminates and mass-laminated multilayer panels, located in Cologne, Germany. The Company's customers for its advanced printed circuit materials include leading independent circuit board fabricators and large electronic equipment manufacturers in the computer, telecommunications, transportation, aerospace and instrumentation industries.

            The Company's electronic materials operations accounted for 87% or more of net sales worldwide in each of the last two fiscal years and in the three-month and nine-month periods ended December 1, 1996 and November 30, 1997. The Company's foreign electronic materials operations accounted for approximately 29% of net sales worldwide in the 1996 and 1997 fiscal years and approximately 32% in each of the three-month periods and approximately 30% in each of the nine-month periods ended December 1, 1996 and November 30, 1997. The Company's electronic materials operations accounted for approximately 96% and 89% of operating profit in the 1996 and 1997 fiscal years, respectively, approximately 93% of operating profit in the three-month and nine-month periods ended December 1, 1996, and approximately 90% of operating profit in the three-month and nine-month periods ended November 30, 1997.

            Park is also engaged in the engineered materials and plumbing hardware businesses, which consist of the Company's specialty adhesive tape and film business, its advanced composite materials business and its plumbing hardware business, all of which operate as independent business units. This segment accounted for approximately 13% of the Company's total net sales worldwide in each of the last two fiscal years, approximately 12% in the three-month and nine-month periods ended December 1, 1996 and approximately 11% of total net sales worldwide in the three-month and nine-month periods ended November 30, 1997. Furthermore, this segment accounted for approximately 4% and 11% of operating profit in the 1996 and 1997 fiscal years, respectively, approximately 7% of operating profit in the three-month and nine-month periods ended December 1, 1996, and approximately 10% of operating profit in the three-month and nine-month periods ended November 30, 1997.

Three and Nine Months Ended November 30, 1997 Compared with Three and Nine Months Ended December 1, 1996:

            The Company's electronic materials business was principally responsible for the improvement in the Company's results of operations for the three-month and nine-month periods ended November 30, 1997. The North American and Asian markets, and to a lesser extent the European market, for sophisticated printed circuit materials were strong during the 1998 fiscal year first and third quarters, and the Company's electronic materials operations located in these regions performed well as a result.

            During the first and third quarters, the Company's electronic materials business experienced improved efficiencies resulting from the operation of its facilities at levels close to their designed manufacturing capacity, which favorably impacted the Company's margins in the three-month and nine-month periods ended November 30, 1997 over last fiscal year's comparable periods.

            Operating results of the Company's engineered materials and plumbing hardware business improved substantially during the three-month and nine-month periods ended November 30, 1997.

            Results of Operations

            Sales for the three-month and nine-month periods ended November 30, 1997 increased 10% to $97.6 million and 11% to $272.3 million, respectively, from $89.0 million and $246.4 million for last fiscal year's comparable periods. Sales of the electronic materials business for the three-month and nine-month periods ended November 30, 1997 were $87.5 million and $241.6 million, respectively, or approximately 89% of total sales worldwide, compared with $78.2 million and $214.8 million, respectively, or 88% of total sales worldwide for last fiscal year's comparable periods. The increases in sales of electronic materials were principally the result of higher volumes of electronic materials shipped, an increase in sales of higher technology products and the inclusion of Dielektra in the Company's sales. Sales of the engineered materials and plumbing hardware segment for the three-month and nine-month periods ended November 30, 1997 were $10.1 million and $30.7 million, respectively, compared with slightly higher amounts for last fiscal year's comparable periods. Increased sales in the specialty adhesive tape and film business and in the advanced composite materials business resulting from higher volumes were offset by lower sales in the plumbing hardware business.

            The Company's foreign electronic materials operations accounted for $31.7 million and $80.3 million, respectively, of sales, or 32% and 30% of the Company's total sales worldwide, during the three-month and nine-month periods ended November 30, 1997 compared with $28.1 million and $73.6 million, respectively, of sales, or 32% and 30% of total sales worldwide, during last fiscal year's comparable periods. Sales by the Company's foreign electronic materials operations during the 1998 fiscal year first three quarters increased 9% from the 1997 fiscal year comparable period principally due to the inclusion of Dielektra in the Company's sales and an increase in sales by the Company's Asian operations. The Company expanded the manufacturing capacity of its facility in Singapore during the latter part of the 1997 fiscal year and is engaged in further expansions of the Singapore manufacturing facility during the Company's 1998 fiscal year.

            The gross margins for the Company's worldwide operations were 20.3% and 19.4%, respectively, during the three-month and nine-month periods ended November 30, 1997 compared with 17.3% and 17.1%, respectively, for last fiscal year's comparable periods. The improvement in the gross margin in the 1998 fiscal year was attributable to efficiencies resulting from operating the Company's facilities at levels close to their designed capacity during the first and third quarters and the continuing growth in sales of higher technology, higher margin products.

            Selling, general and administrative expenses, measured as a percentage of sales, were 10.3% during the three-month and nine-month periods ended November 30, 1997 compared with 9.9% and 10.2%, respectively, during last fiscal year's comparable periods.

            For the reasons set forth above, profit from operations for the three-month period ended November 30, 1997 increased 48% to $9.7 million from $6.6 million for last fiscal year's comparable period, and profit from operations for the nine-month period ended November 30, 1997 increased 45% to $24.7 million from $17.1 million for last fiscal year's comparable period.

            Interest and other income, principally investment income, increased 13% to $2.1 million and 16% to $6.3 million, respectively, for the three-month and nine-month periods ended November 30, 1997 from $1.8 million and $5.4 million, respectively, for last fiscal year's comparable periods. The increases in investment income were attributable to increases in cash available for investment and an increase in prevailing interest rates. The Company's investments were primarily short-term taxable instruments and government securities. Interest expense for the three-month and nine-month periods ended November 30, 1997 was $1.4 million and $4.1 million, respectively, compared with approximately the same amounts during last fiscal year's comparable periods. At the end of the 1996 fiscal year, the

Company issued $100 million principal amount of 5.5% Convertible
Subordinated Notes due 2006 (the "Notes"); as a result, all of such Notes were outstanding during the quarter ended November 30, 1997 and the last fiscal year, which resulted in the associated interest expense and contributed to the cash available for investment.

            The Company's effective income tax rate for the three-month and nine-month periods ended November 30, 1997 was 33.0% compared with 31.0% for last fiscal year's comparable periods. This increase in the effective tax rate was primarily the result of less favorable foreign tax rate differentials.

            Net earnings for the three-month and nine-month periods ended November 30, 1997 increased 43% to $7.0 million and 42% to $18.0 million, respectively, from $4.9 million and $12.7 million, respectively, for last fiscal year's comparable periods. Primary and fully diluted earnings per share increased to $0.60 and $0.57, respectively, for the three-month period ended November 30, 1997 from $0.43 and $0.42, respectively, for last fiscal year's comparable period, and primary and fully diluted earnings per share increased to $1.56 and $1.49, respectively, for the nine-month period ended November 30, 1997 from $1.09 for last fiscal year's comparable period.
These increases in net earnings and earnings per share were attributable to the Company's improved operating results and other income.

Liquidity and Capital Resources:

            At November 30, 1997, the Company's cash and temporary investments were $152.2 million compared with $144.6 million at March 2, 1997, the end of the Company's 1997 fiscal year. The increase in the Company's cash and investment position at November 30, 1997 was attributable to cash provided from operating activities in excess of investments in property, plant and equipment and in Dielektra, as discussed below. The Company's working capital was $177.1 million at November 30, 1997 compared with $165.0 million at March 2, 1997. The increase at November 30, 1997 compared with March 2, 1997 was due principally to the increases in cash and temporary investments, inventories and other current assets, partially due to the acquisition of Dielektra, offset in part by higher payables. The Company's current ratio (the ratio of current assets to current liabilities) was 3.6 to 1 at November 30, 1997 compared with 4.0 to 1 at March 2, 1997.

            During the nine-months ended November 30, 1997, cash provided by net earnings before depreciation and amortization of $27.3 million was reduced by a net increase in working capital items, resulting in $26.2 million of cash provided from operating activities, and the Company expended $16.2 million for the purchase of property, plant and equipment and for its net cash investment in Dielektra. Expenditures for property, plant and equipment were $18.7 million and $24.5 million in the 1997 and 1996 fiscal years, respectively. The Company is planning further expansions of its electronic materials operations, particularly in the United States and Asia.

            At November 30, 1997, the Company's only long-term debt was the Notes. The Company believes its financial resources will be sufficient, for the foreseeable future, to provide for continued investment in property, plant and equipment and for general corporate purposes. Such resources would also be available for appropriate acquisitions and other expansions of the Company's business.

                In the nine month periods ended November 30, 1997 and December 1, 1996, the Company charged less than $0.2 million against pretax income for environmental remedial response and voluntary cleanup costs (including legal fees). While annual expenditures have generally been constant from year to year, and may increase over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At November 30, 1997 and March 2, 1997, the recorded liability in accrued liabilities for environmental matters was

$1.2 million. Management does not expect that environmental matters will have a material adverse effect on the liquidity, capital resources, business or consolidated financial position of the Company.

Factors That May Affect Future Results.

                Certain portions of this Report which do not relate to historical financial information may be deemed to constitute forward-looking statements that are subject to various factors which could cause actual results to differ materially from the Company's expectations or from results which might be projected, forecast, estimated or budgeted by the Company in forward-looking statements. Such factors include, but are not limited to, general conditions in the electronics industry, the Company's competitive position, the status of the Company's relationships with its customers, economic conditions in international markets, and the various factors set forth under the caption "Factors That May Affect Future Results" after Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1997.

                         PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

    (a) There are no material pending legal proceedings to which the Company is a party or to which any of its properties is subject.

    (b) No material pending legal proceeding was terminated during the fiscal quarter ended November 30, 1997.



Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         Exhibit
         Number

         10.01 Sale and Purchase Agreement dated 29 October 1997 between Dieter G. Weiss, Lothar Hubert Reinartz, Nelco
                   International Corporation and Park Electrochemical Corp. relating to the sale and purchase of shares of capital in Dielektra GmbH.

         11.01     Computation of fully diluted earnings per share

         27.01     Financial data schedule

    (b) No reports on Form 8-K have been filed during the fiscal quarter ended November 30, 1997.

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




Date:  January 13, 1998                     /s/Brian E. Shore
       ----------------                     ---------------------------
                                                Brian E. Shore
                                                 President and
                                             Chief Executive Officer





Date:  January 13, 1998                     /s/Alan M. Aronovitz
       ----------------                     ---------------------------
                                                Alan M. Aronovitz
                                             Senior Vice President and
                                            Principal Financial Officer

                                EXHIBIT INDEX




Exhibit No.      Name                                               Page

   10.01         Sale and Purchase Agreement dated 29 October
                 1997 between Dieter G. Weiss, Lothar Hubert
                 Reinartz, Nelco International Corporation and
                 Park Electrochemical Corp. relating to the sale
                 and purchase of shares of capital in Dielektra
                 GmbH..........................................      16

   11.01         Computation of fully diluted
                  earnings per share...........................      40

   27.01         Financial data schedule (filed
                  only by electronic transmission
                  with EDGAR filing with the
                  Securities and Exchange Commission)..........       -