Form 10-K
period 1998-03-01
PARK ELECTROCHEMICAL CORP
filed 1998-05-29
CIK 76267

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                            _______________

                               FORM 10-K

                   FOR ANNUAL AND TRANSITION REPORTS
                PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended March 1, 1998

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

[cover page 1 of 2 pages]
      State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

                                                        As of Close
Title of Class        Aggregate Market Value          of Business On
Common Stock,             $295,682,676*                 May 1, 1998
$.10 par value

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                           Shares                As of Close
Title of Class           Outstanding            of Business On
Common Stock,            11,399,814              May 1, 1998
$.10 par value

                  DOCUMENTS INCORPORATED BY REFERENCE

  Proxy Statement for Annual Meeting of Shareholders to be held July
   15, 1998 incorporated by reference into Part III of this Report.
=====================================================================

*Included in such amount are 1,015,032 shares of common stock valued at $25.9375 per share and held by Jerry Shore, the Registrant's
Chairman of the Board and a member of the Registrant's Board of Directors.

[cover page 2 of 2 pages]































                                   PART I

Item 1.     Business.

General

        Park Electrochemical Corp. ("Park"), through its subsidiaries (unless the context otherwise requires, Park and its subsidiaries are hereinafter called the "Company"), is primarily engaged in the design, production and marketing of advanced electronic materials used to fabricate complex multilayer printed circuit boards, semiconductor packages and other electronic interconnection systems. The Company's electronic materials business is operated by its "Nelco" group of companies. The Company is also engaged in the design, production and marketing of specialty adhesive tapes and films, advanced composite materials and microwave circuitry materials for the electronics, aerospace and industrial markets and plumbing hardware. Park was founded in 1954 by Jerry Shore, the Company's Chairman of the Board and largest shareholder.

        In October 1997, the Company acquired Dielektra GmbH, located in Cologne, Germany. Dielektra manufactures advanced electronic materials, including continuously produced copper-clad laminates and mass-laminated multilayer panels, used to produce sophisticated multilayer printed circuit boards. Dielektra, with total sales in the 1997 calendar year of approxi-mately $50 million, became part of Park's Nelco group of companies. See
Note 14 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

        The Company's business is divided into two industry segments: (1) electronic materials and (2) engineered materials and plumbing hardware.
See Note 12 of the Notes to Consolidated Financial Statements in Item 8 of this Report for information concerning the sales to unaffiliated customers, operating profit, identifiable assets, depreciation and amortization, and capital expenditures attributable to each of the Company's industry segments during its last three fiscal years.

        The sales, operating profit and identifiable assets of the Company's operations by geographic area for the last three fiscal years are also set forth in Note 12 of the Notes to Consolidated Financial Statements in Item
8 of this Report. The Company's foreign operations are conducted principal-ly by the Company's subsidiaries in the United Kingdom, France, Germany and Singapore. The Company's foreign operations are subject to the impact of foreign currency fluctuations. See Note 1 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

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

        Park founded the modern day printed circuit industry in 1957 by inventing a composite material consisting of an epoxy resin substrate reinforced with fiberglass cloth which was laminated together with sheets of thin copper foil. This epoxy-glass copper-clad laminate system is still used to construct the large majority of today's advanced printed circuit products. In 1962, the Company invented the first multilayer printed circuit materials system used to construct multilayer printed circuit boards. The Company also pioneered vacuum lamination and many other manufacturing technologies used in the industry today. In addition, the Company's recently acquired subsidiary, Dielektra GmbH, owns a patented process for continuously producing thin copper-clad laminates for printed circuit board applications. The Company believes it is one of the industry's technological leaders.

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

        The printed circuit board fabricator processes copper-clad laminates to form the inner layers of a multilayer printed circuit board. The fabricator photoimages these laminates with a dry film or liquid photo-resist. After development of the photoresist, the copper surfaces of the laminate are etched to form the circuit pattern. The fabricator then assembles these etched laminates by inserting one or more plies of dielectric prepreg between each of the inner layer etched laminates and also between an inner layer etched laminate and the outer layer copper plane, and then laminating the entire assembly in a press. Prepreg serves as the insulator between the multiple layers of copper circuitry patterns found in the multilayer circuit board. When the multilayer configuration is laminated, these plies of prepreg form an insulating dielectric substrate supporting and separating the multiple inner and outer planes of copper circuitry. The fabricator drills vertical through-holes or vias in the multilayer assembly and then plates the through-holes or vias to form vertical conductors between the multiple layers of circuitry patterns.
These through holes or vias combine with the conductor paths on the horizontal circuitry planes to create a three-dimensional electronic interconnect system. The outer two layers of copper foil are then imaged and etched to form the finished multilayer printed circuit board. The completed multilayer board is a three-dimensional interconnect system with electronic signals traveling in the horizontal planes of multiple layers of copper circuitry patterns, as well as the vertical plane through the plated holes or vias.

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

        In addition to prepreg and copper-clad laminate printed circuit materials products, the Company also manufactures semi-finished multilayer printed circuit board panels as a value-added service for certain of its customers. Production of the Company's semi-finished multilayer product involves several additional manufacturing steps beginning with the photoimaging and etching of the copper-clad laminate product into the circuitry patterns specified by the customer. These etched laminates form the inner layers of the multilayer circuit board. The etched inner layers are then laminated into a multilayer assembly with insulating dielectric prepreg inserted between the multiple etched inner layers and outer layer copper planes. The outer planes of copper foil are left in unprocessed "blank" form and the product is delivered to the customer at this stage in the process. The fabricator customer then drills and plates the through holes or vias and finishes the outer layers of circuitry patterns to complete the product.

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

        During the Company's 1998 fiscal year, more than 10% of the Company's sales were to Delco Electronics Corporation, a subsidiary of General Motors Corp. Delco Electronics has purchased a significant amount of product from the Company for more than three years. However, in March 1998 the Company was informed by Delco that Delco planned to close its printed circuit board fabrication plant and exit the printed circuit board manufacturing business. After the plant closure, Delco will purchase all of its printed circuit boards from outside suppliers and Delco will no longer be a customer of Park's. During the 1998, 1997 and 1996 fiscal years, sales to Delco Electronics represented 15.8%, 17.3% and 17.1%, respectively, of the Company's total worldwide sales. The Company plans to aggressively market its unique high technology semi-finished multilayer circuit board material manufacturing capability to leading printed circuit board fabricators, contract assemblers and electronic original equipment manufacturers in North America. The Company has not previously been able to aggressively market this capability as its semi-finished multilayer capacity has been largely committed to supplying Delco Electronics. Although the Company's electronic materials segment is not dependent on this single customer, the loss of this customer may have a material adverse effect on the business of this segment in the fiscal year ending February 28, 1999 and in subsequent fiscal years. Although no other single customer accounted for 10% or more of total sales of the Company for the 1998 fiscal year and the electronic materials segment is not dependent on any other single customer, the loss of a major customer or of a group of this segment's customers could have a material adverse effect on the business of this segment.

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

        The Company manufactures copper-clad laminates by first setting up in a clean room an assembly of one or more plies of prepreg stacked together with a sheet of specially manufactured copper foil on the top and bottom of the assembly. This assembly, together with a large quantity of other laminate assemblies, is then inserted into a large, multiple opening vacuum lamination press. The laminate assemblies are then laminated under simultaneous exposure to heat, pressure and vacuum. After the press cycle is complete, the laminates are removed from the press and sheeted, paneled and finished to customer specifications. The product is then inspected and packaged for shipment to the customer. In addition, the Company manufactur-es very thin copper-clad laminates utilizing Dielektra's unique, patented continuous lamination technology.

        The Company manufactures multilayer printed circuit materials at nine fully integrated facilities located in the United States, Europe and Southeast Asia. The Company opened its California facility in 1965, its United Kingdom facility in 1969, its first Arizona and France facilities in 1984, its Singapore facility in 1986 and its second Arizona and France facilities in 1992, and in October 1997, the Company acquired Dielektra GmbH with a fully integrated facility in Cologne, Germany. The Company services the North American market principally through its United States manufactur-ing facilities, the European market principally through its manufacturing facilities in the United Kingdom, France and Germany, and the Asian market principally through its Singapore manufacturing facility. The Company has located its manufacturing facilities in its important markets. By maintaining full technical and engineering staffs at each of its manufactur-ing facilities, the Company is able to deliver fully-integrated products and services on a timely basis.

        During the 1996 fiscal year, the Company expanded its New York State operations to increase its production capacity for advanced printed circuit materials principally for the North American market and expanded its Tempe, Arizona operations to provide enhanced capability and capacity to produce high density, semi-finished multilayer panels and interconnect systems. It commenced commercial operations at these expanded facilities during the early part of its 1997 fiscal year. The Company added to the manufacturing capacity of its facilities in Arizona and Singapore during the latter part of its 1997 fiscal year and further expanded the manufacturing capacity of its facilities in California and Singapore during its 1998 fiscal year. The Company is planning further expansions of its electronic materials operations during the 1999 fiscal year in the United States, Europe and Asia.

        All of the Company's multilayer printed circuit materials manufac-turing facilities are used for manufacturing, engineering and product development. All of the Company's Nelco and Dielektra printed circuit materials manufacturing facilities are ISO 9002 certified.

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

        The Company believes that there are approximately ten significant multilayer printed circuit materials manufacturers in the world and many of these competitors have or are developing significant presences in the three major global markets of North America, Europe and Asia. The Company believes that the multilayer printed circuit materials industry is rapidly becoming more global and that the remaining smaller regional manufacturers will find it increasingly difficult to remain competitive. The Company believes that it is currently one of the world's largest multilayer printed circuit materials manufacturers. The Company further believes it is the only significant independent manufacturer of multilayer printed circuit materials in the world today.



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

Backlog

        The Company records an item as backlog when it receives a purchase order specifying the number of units to be purchased, the purchase price, specifications and other customary terms and conditions. At May 1, 1998, the unfilled portion of all purchase orders believed to be firm was approximately $18,918,000, compared to $21,524,000 at May 2, 1997. Backlog of the Company's two industry segments at May 1, 1998, compared to May 2, 1997, was as follows:

                                   May 1, 1998            May 2, 1997
     Electronic Materials          $10,436,000            $13,784,000
     Engineered Materials and
      Plumbing Hardware              8,482,000              7,740,000

     Total                         $18,918,000            $21,524,000


     Various factors contribute to the size of the Company's backlog. Accordingly, the foregoing information may not be indicative of the Company's results of operations for any period subsequent to the fiscal year ended March 1, 1998.

Patents and Trademarks

     The Company holds several patents and trademarks or licenses thereto. In the Company's opinion, some of these patents and trademarks are important to its products. Generally, however, the Company does not believe that an inability to obtain new, or to defend existing, patents and trademarks would have a material adverse effect on the Company.





Employees

     At March 1, 1998, the Company had approximately 2,600 employees. Of these employees, 2,360 were engaged in the Company's electronic materials operations, 220 in its engineered materials and plumbing hardware operations and 20 consisted of executive personnel and general administrative staff. Approximately 2% of the Company's employees, all of whom are engaged in the plumbing hardware operations, are subject to a collective bargaining agreement. Management considers its labor relations to be satisfactory.

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


                                                                  Size
                          Owned or                               (Square
     Location              Leased                Use             Footage)
 Lake Success, NY         Leased         Executive Offices         7,000
 Walden, NY               Owned          Electronic Materials     51,000
 Newburgh, NY             Leased         Electronic Materials     57,000
 Fullerton, CA            Leased         Electronic Materials     95,000
 Anaheim, CA              Leased         Electronic Materials     26,000
 Tempe, AZ                Leased         Electronic Materials     86,000
 Tempe, AZ                Leased         Electronic Materials     38,000
 Tempe, AZ                Leased         Electronic Materials     15,000
 Mirebeau, France         Owned          Electronic Materials     81,000
 Lannemezan, France       Owned          Electronic Materials     29,000
 Cologne, Germany         Owned          Electronic Materials    193,000
 Sindelfingen, Germany    Leased         Electronic Materials     14,000
 Skelmersdale, England    Owned          Electronic Materials     54,000
 Singapore                Leased         Electronic Materials     48,000
 Singapore                Leased         Electronic Materials     10,000
 Grand Rapids, MI         Owned          Plumbing Hardware       165,000
 Comstock Park, MI        Leased         Plumbing Hardware        39,000
 Holyoke, MA              Leased         Engineered Materials-    34,000
                                          Specialty Adhesive
                                          Tapes and Films
 Waterbury, CT            Leased         Engineered Materials-   100,000
                                          Advanced Composites

         The Company believes its facilities and equipment to be in good condition and reasonably suited and adequate for its current needs.

Item 3.  Legal Proceedings.

         In May 1998, the Company and its subsidiary, Nelco Technology, Inc., filed a complaint against Delco Electronics Corporation and Delphi
Automotive Systems, Inc. in the United States District Court for the
District of Arizona. The complaint alleges, among other things, that Delco breached its contract to purchase semi-finished multilayer printed circuit boards from Nelco and that Delphi interfered with Nelco's contract with Delco and seeks compensatory and punitive damages of not less than $170 million.

         Park announced in March 1998 that it had been informed by Delco Electronics that Delco planned to close its printed circuit board fabrica-tion plant and exit the printed circuit board manufacturing business. After the plant closure, Delco will purchase all of its printed circuit boards from outside suppliers and Delco will no longer be a customer of Park's.
The Company had been Delco's principal supplier of semi-finished multilayer printed circuit board materials for more than ten years. These materials were used by Delco to produce finished multilayer printed circuit boards. Sales to Delco Electronics represented 15.8%, 17.3% and 17.1% of the Company's total worldwide sales for the 1998, 1997 and 1996 fiscal years, respectively. See "Business-Electronic Materials Operations-Customers and End Markets" in Item 1 of this Report, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report, "Factors That May Affect Future Results" after Item 7 of this Report and
Note 13 of the Notes to Consolidated Financial Statements in Item 8 of this Report.




Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Executive Officers of the Registrant.

         Name                           Title                       Age

    Brian E. Shore      Chief Executive Officer, President           46
                        and a Director

    E. Phillip Smoot    Executive Vice President and a               60
                        Director

    Brian Shore has served as a Director of the Company for more than the past five years. Brian Shore was elected a Vice President of the Company in January 1993, Executive Vice President in May 1994, President effective March 4, 1996, the first day of the Company's 1997 fiscal year, and Chief Executive Officer in November 1996. Brian Shore also served as General Counsel of the Company from April 1988 until April 1994.

    Mr. Smoot has served the Company in the capacities stated above for more than the past five years.

    There are no family relationships between the directors or executive officers of the Company, except that Brian Shore is the son of Jerry Shore, who is the Chairman of the Board and a Director of the Company and who also served as President of the Company for more than five years until March 4, 1996 and as Chief Executive Officer of the Company for more than five years until November 19, 1996.

    The term of office of each executive officer of the Company expires upon the election and qualification of his successor.
































                                   PART II


Item 5.  Market for the Registrant's Common
         Stock and Related Stockholder Matters.

         The Company's Common Stock is listed and trades on the New York Stock Exchange (trading symbol PKE). (The Common Stock also trades on the Midwest Stock Exchange.) The following table sets forth, for each of the quarterly periods indicated, the high and low sales prices for the Common Stock as reported on the New York Stock Exchange Composite Tape and dividends declared on the Common Stock.

     For the Fiscal Year           Stock Price               Dividends
     Ended March 1, 1998         High         Low             Declared
       First Quarter            $25 3/4      $21 1/4            $.08
       Second Quarter            31 3/4       24 7/8            $.08
       Third Quarter             31 3/4       25 1/8            $.08
       Fourth Quarter            32 1/2       26                $.08

     For the Fiscal Year           Stock Price               Dividends
     Ended March 2, 1997         High         Low             Declared
       First Quarter            $33 3/8      $21 3/4            $.08
       Second Quarter            24 5/8       16 3/4            $.08
       Third Quarter             24           17 1/2            $.08
       Fourth Quarter            26 1/2       20 7/8            $.08


         As of May 1, 1998, there were 2,318 holders of record of Common
Stock.

         The Company expects, for the immediate future, to continue to pay regular cash dividends.


Item 6.  Selected Financial Data.

         The following selected consolidated financial data of Park and its subsidiaries is qualified by reference to, and should be read in conjunction with, the consolidated financial statements, related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein. Insofar as such consolidated financial information relates to the five fiscal years ended March 1, 1998 and is as of the end of such periods, it is derived from the consolidated financial statements for such periods and as of such dates audited by Ernst & Young LLP, independent Certified Public Accountants. The consolidated financial statements as of March 1, 1998 and March 2, 1997 and for the three years ended March 1, 1998, together with the auditors' reports for the three years ended March 1, 1998, appear elsewhere in this Report.

















                                                             Fiscal Year Ended
                                           Mar. 1,     Mar. 2,    Mar. 3,    Feb. 26,   Feb. 27,
                                            1998        1997       1996       1995       1994
                                                  (In thousands, except per share amounts)
STATEMENT OF EARNINGS INFORMATION:
Net sales                                  $376,158    $334,490   $312,966   $253,022   $208,410
Cost of sales                               301,968     275,372    242,655    196,917    168,175
Gross profit                                 74,190      59,118     70,311     56,105     40,235
Selling, general and administrative
 expenses                                    39,418      34,366     35,236     29,995     25,930

Profit from operations                       34,772      24,752     35,075     26,110     14,305

Other income (expense):
 Interest and other income, net               8,382       7,653      2,285      1,822        947
 Interest expense                            (5,468)     (5,508)       (96)      (431)    (2,407)

   Total other income                         2,914       2,145      2,189      1,391     (1,460)

Earnings before income taxes                 37,686      26,897     37,264     27,501     12,845

Income tax provision                         12,436       8,338     12,366     10,156      4,783

Net earnings                               $ 25,250    $ 18,559   $ 24,898   $ 17,345   $  8,062

Earnings per share:

 Basic                                     $   2.22    $   1.64   $   2.17   $   1.60   $   1.01

 Diluted                                   $   2.07    $   1.58   $   2.11   $   1.51   $    .85

Weighted average number of common
 shares outstanding:

 Basic                                       11,353      11,349     11,500     10,858      7,986

 Diluted                                     13,948      13,932     11,843     11,630     11,342

Cash dividends per common share            $    .32    $    .32   $    .28   $    .20   $    .16

BALANCE SHEET INFORMATION:
Working capital                            $176,553    $165,004   $160,965   $ 55,035   $ 45,867
Total assets                                359,329     307,862    298,975    162,051    140,750
Long-term debt                              100,000     100,000    100,000         23     32,861
Stockholders' equity                        166,404     143,355    134,427    112,048     61,454






Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

         Park is a leading global designer and producer of advanced electronic materials used to fabricate complex multilayer printed circuit boards, semiconductor packages and other electronic interconnection systems. In October 1997, the Company acquired Dielektra GmbH, a manufacturer of advanced electronic materials, including continuously produced copper-clad laminates and mass-laminated multilayer panels, located in Cologne, Germany. The Company's customers for its advanced printed circuit materials include leading independent circuit board fabricators and large electronic equipment manufacturers in the computer, telecommunications, transportation, aerospace and instrumentation industries. The Company's electronic materials operations accounted for approximately 89% of the Company's total net sales worldwide in the 1998 fiscal year and approximately 87% of net sales worldwide in each of the preceding two fiscal years. The Company's foreign electronic materials operations accounted for approximately 31% of the Company's total net sales worldwide in the 1998 fiscal year and approximate-ly 29% of net sales worldwide in each of the preceding two fiscal years.

         Park is also engaged in the engineered materials business, which consists of the Company's specialty adhesive tape business and advanced composite business, both of which operate as independent business units. In addition, Park operates a plumbing hardware business. The Company's engineered material and plumbing hardware businesses accounted for approximately 11% of the Company's total net sales worldwide in the 1998 fiscal year and approximately 13% of net sales worldwide in each of the preceding two fiscal years.

         The Company's sales growth during the last three fiscal years has been led by strong growth in sales by its North American and Asian electronic materials operations. During the 1998 fiscal year, the sales of Dielektra contributed to this growth; and during the 1997 and 1996 fiscal years, increased sales by the Company's European operations also contributed to this growth. The Company's ongoing efforts to expand its higher technology, higher margin product lines have been significant factors in the growth of the Company's sales of electronic materials during this period. The Company introduced several new electronic materials products during the past three fiscal years.

         Sales volume of the Company's electronic materials segment has increased during each of the last three fiscal years. However, growth of the Company's electronic materials business was constrained during these fiscal years by the Company's available manufacturing capacity. The Company has significantly expanded the manufacturing capacity of its New York, California, Arizona and Singapore facilities during the last three fiscal years and is planning additional expansions of its electronic materials operations in California, New York, Arizona, Europe and Singapore during the 1999 fiscal year.

         During the Company's 1998 fiscal year and for several years prior thereto, more than 10% of the Company's total sales were to Delco Electron-ics Corporation, a subsidiary of General Motors Corp. Sales to Delco Electronics represented 15.8%, 17.3% and 17.1% of the Company's total sales worldwide for the 1998, 1997 and 1996 fiscal years, respectively.

         In March of 1998 the Company was informed by Delco that Delco planned to close its printed circuit board fabrication plant and completely exit the printed circuit board manufacturing business. After the plant closure, which is expected to occur during the first half of the Company's 1999 fiscal year, Delco will no longer be a customer of the Company. In May 1998, the Company and its subsidiary, Nelco Technology, Inc., filed a complaint against Delco Electronics Corporation and Delphi Automotive Systems, Inc. (also a subsidiary of General Motors Corp.) in the United States District Court for the District of Arizona. The complaint alleges, among other things, that Delco breached its contract to purchase semi-finished multilayer printed circuit boards from Nelco and that Delphi interfered with Nelco's contract with Delco and seeks compensatory and punitive damages of not less than $170 million.

         The Company plans to aggressively market its high technology semi-finished multilayer circuit board material manufacturing capability to leading printed circuit board fabricators, contract assemblers and electronic original equipment manufacturers in North America. The Company has not previously been able to aggressively market this capability as it has been largely committed to supplying Delco Electronics. Although the Company's electronic materials segment is not dependent on this single customer, the loss of this customer may have a material adverse effect on the business of this segment in the fiscal year ending February 28, 1999 and in subsequent fiscal years.

Fiscal Year 1998 Compared with Fiscal Year 1997:

         The Company's electronic materials business was largely responsible for the improvement in the Company's results of operations for the fiscal year ended March 1, 1998. The North American and Asian markets for sophisticated printed circuit materials were strong during the 1998 fiscal year, and the Company's electronic materials operations located in these regions performed well as a result. The market in Europe for sophisticated printed circuit materials was not as strong as in North America or Asia, although the Company's European operations benefited from the acquisition of Dielektra, resulting in higher sales and improved profitability.

         During most of the 1998 fiscal year, the Company's electronic materials business experienced improved efficiencies resulting from the operation of its facilities at levels close to their designed manufacturing capacity, which favorably impacted the Company's margins.

         Operating results of the Company's engineered materials businesses and plumbing hardware business improved during the 1998 fiscal year.

         Results of Operations

         Sales for the fiscal year ended March 1, 1998 increased 12% to $376.2 million from $334.5 million for the fiscal year ended March 2, 1997. Sales of the electronic materials business for the 1998 fiscal year were $335.2 million, or 89% of total sales worldwide, compared with $291.1 million, or 87% of total sales worldwide, for the 1997 fiscal year. This 15% increase in sales of electronic materials was principally the result of higher volume of electronic materials shipped, an increase in sales of higher technology products and the inclusion of Dielektra in the Company's sales since the date of acquisition. Sales of the engineered materials businesses continued to grow during the 1998 fiscal year as the result of increased volume of materials shipped and the addition of new products. The sales increase by the engineered materials business was overshadowed by the reduced sales of the plumbing hardware business, which resulted in an overall decline of 6% in the engineered materials and plumbing hardware segment to $40.9 million in the 1998 fiscal year from $43.3 million in the 1997 fiscal year.

         The Company's foreign operations accounted for $116.6 million of sales, or 31% of the Company's total sales worldwide, during the 1998 fiscal year compared with $99.5 million of sales, or 30% of total sales worldwide, during the 1997 fiscal year. Sales by the Company's foreign operations during the 1998 fiscal year increased 17% from the 1997 fiscal year. The increase in sales by the Company's foreign operations in the 1998 fiscal year was principally due to the inclusion of Dielektra in the Company's sales and an increase in sales by the Company's Asian electronic materials operations. An expansion of the Company's Singapore manufacturing facility was completed at the end of the Company's 1997 fiscal year, and the Company further expanded the manufacturing capacity of its facility in Singapore during the 1998 fiscal year.

         The gross margin for the Company's worldwide operations was 19.7% during the 1998 fiscal year compared with 17.7% for the 1997 fiscal year. The improvement in the gross margin was attributable to the increase in sales volume over the prior fiscal year, the continuing growth in sales of higher technology, higher margin products and efficiencies resulting from operating the Company's facilities at levels close to their designed capacity. This improvement was partially offset by a $1.4 million pre-tax charge included in the cost of sales in the fourth quarter of the 1998 fiscal year to write down certain fixed assets that will no longer be utilized in the Company's plumbing hardware business and in the Company's semi-finished multilayer printed circuit board business.

         Selling, general and administrative expenses, measured as a percentage of sales, were 10.5% during the 1998 fiscal year compared with 10.3% during the 1997 fiscal year. This increase was a function of increased general and administrative expenses, resulting, in part, from higher employee bonus and profit sharing expenses due to higher operating profits.

         For the reasons set forth above, profit from operations for the 1998 fiscal year increased 40% to $34.8 million from $24.8 million for the 1997 fiscal year.

         Interest and other income, principally investment income, increased 9% to $8.4 million for the 1998 fiscal year from $7.7 million for the 1997 fiscal year. The increase in investment income was attributable to the increase in cash available for investment and an increase in the prevailing interest rates during the current year. The Company's investments were primarily short-term taxable instruments and government securities.
Interest expense for the 1998 fiscal year was $5.5 million compared with the same amount during the 1997 fiscal year.

         The Company's effective income tax rate for the 1998 fiscal year was 33.0% compared with 31.0% for the 1997 fiscal year. This increase in the effective tax rate was primarily the result of less favorable foreign tax rate differentials and a change in the domestic sales mix into states with higher tax rates.

         Net earnings for the 1998 fiscal year increased 36% to $25.3 million from $18.6 million for the 1997 fiscal year. Basic and diluted earnings per share increased to $2.22 and $2.07, respectively, for the 1998 fiscal year from $1.64 and $1.58, respectively, for the 1997 fiscal year. This increase in net earnings and earnings per share was primarily attributable to the increase in the profit from operations offset, in part, by the higher effective tax rate.

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

         During the 1997 fiscal year, the Company's electronic materials business experienced inefficiencies caused by operating its facilities at levels significantly lower than their designed manufacturing capacity in the first three quarters and faced price pressure from its customers resulting in an inability to pass along raw material cost increases which it received earlier in the 1997 fiscal year. These factors adversely affected the Company's margins. The Company's performance during the 1997 fiscal year was also adversely affected by significant disruptions of the Company's business with its largest customer, Delco Electronics Corporation, caused by the Canadian Auto Workers' and United Auto Workers' strikes against General Motors in the first and third quarters of the fiscal year. The improvement in the Company's margins in the second quarter over the first quarter was achieved from internal operating adjustments in response to the industry downturn that occurred in the first quarter and the return of Delco Electronics to more normal business levels after the aforementioned strikes. The improvement in the Company's margins in the fourth quarter over the third quarter resulted from the return of Delco Electronics to more normal business levels after the aforementioned strikes and the strengthening of the market for the Company's products in the fourth quarter.

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

         Net earnings for the 1997 fiscal year were $18.6 million compared to $24.9 million for the 1996 fiscal year. Basic and diluted earnings per share decreased to $1.64 and $1.58, respectively, for the 1997 fiscal year from $2.17 and $2.11, respectively, for the 1996 fiscal year. This decrease in net earnings and earnings per share was primarily attributable to the decrease in the profit from operations.

Liquidity and Capital Resources:

         At March 1, 1998, the Company's cash and temporary investments were $158.5 million compared with $144.6 million at March 2, 1997, the end of the Company's 1997 fiscal year. The increase in the Company's cash and investment position at March 1, 1998 was attributable to cash provided from operating activities in excess of investments in property, plant and equipment, as discussed below. The Company's working capital was $176.6 million at March 1, 1998 compared with $165.0 million at March 2, 1997. The increase at March 1, 1998 compared with March 2, 1997 was due principally to the increases in cash and inventories, offset in part by higher accrued liabilities and accounts payable. The increase in inventories at March 1, 1998 compared with March 2, 1997 was due principally to increased raw material and finished goods levels in support of higher sales and the inclusion of Dielektra's inventory in 1998. The Company's current ratio (the ratio of current assets to current liabilities) was 3.5 to 1 at March 1, 1998 compared with 4.0 to 1 at March 2, 1997.

         During the 1998 fiscal year, the Company generated funds from operations of $40.5 million and expended $18.3 million for the net purchase of property, plant and equipment. Cash provided by net earnings before depreciation and amortization of $38.5 million combined with a net decrease in non-cash working capital items resulted in $40.5 million of cash provided from operating activities. A significant portion of the 1998 fiscal year's capital expenditures related to installation of additional capacity at the Company's electronic materials facilities in California and Singapore.
These expansions will increase the Company's capacity and capability for the production of sophisticated printed circuit materials. Net expenditures for property, plant and equipment were $18.3 million, $18.7 million and $24.5 million in the 1998, 1997 and 1996 fiscal years, respectively. The Company expects the level of capital expenditures in the 1999 fiscal year to be in excess of the expenditures in the 1998 fiscal year. The Company is planning further expansions of its electronic materials operations in the United States, Asia and Europe.

         At March 1, 1998, the Company's only long-term debt was the 5.5% Convertible Subordinated Notes due 2006 (the "Notes") issued at the end of the 1996 fiscal year. The Company believes its financial resources will be sufficient, for the foreseeable future, to provide for continued investment in property, plant and equipment and for general corporate purposes. Such resources, including the proceeds from the Notes, would also be available for appropriate acquisitions and other expansions of the Company's business.

         The Company has reviewed its worldwide computer systems for year 2000 readiness and is in the process of implementing a plan to resolve existing issues. As part of ongoing system development programs, the Company is modifying or replacing existing computer programs so that they will function properly with respect to dates in the year 2000 and beyond. The Company anticipates all critical systems will be modified for year 2000 compliance by mid-1999 and believes that after such modifications have been completed year 2000 issues will not pose significant operational problems. Management does not expect that the cost of year 2000 modifications will have a material adverse effect on the liquidity, capital resources, business or consolidated financial position of the Company.

Environmental Matters:

         The Company is subject to various federal, state and local government requirements relating to the protection of the environment. The Company believes that, as a general matter, its policies, practices and procedures are properly designed to prevent unreasonable risk of environmen-tal damage and that its handling, manufacture, use and disposal of hazardous or toxic substances are in accord with environmental laws and regulations. However, mainly because of past operations and operations of predecessor companies, which were generally in compliance with applicable laws at the time of the operations in question, the Company, like other companies engaged in similar businesses, is a party to claims by government agencies and third parties and has incurred remedial response and voluntary cleanup costs associated with environmental matters. Additional claims and costs involving past environmental matters may continue to arise in the future.
It is the Company's policy to record appropriate liabilities for such matters when remedial efforts are probable and the costs can be reasonably estimated.

         In the 1998, 1997 and 1996 fiscal years, the Company charged approximately $0.4 million, $0.2 million and $0.2 million, respectively, against pretax income for remedial response and voluntary cleanup costs (including legal fees). While annual expenditures have generally been constant from year to year, and may increase over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At March 1, 1998, the recorded liability in accrued liabilities for environmental matters was $3.5 million compared with $1.2 million at March 2, 1997. The increase in this liability at March 1, 1998 was due to accrued liabilities for environmental matters at Dielektra GmbH, which the Company acquired in October 1997. Dielektra's environmental liability is for various compliance and remediation costs expected to be incurred at its facility in Cologne, Germany over the next several years.

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












Factors That May Affect Future Results.

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. Accordingly, the Company hereby identifies the following important factors which could cause the Company's actual results to differ materially from any such results which might be projected, forecast, estimated or budgeted by the Company in forward-looking state-ments.

  . The Company's customer base is concentrated, in part, because the Company's business strategy has been to develop long-term relation-ships with a select group of customers. During the Company's fiscal year ended March 1, 1998, the Company's ten largest customers accounted for approximately 52% of net sales. The Company expects that sales to a relatively small number of customers will continue to account for a significant portion of its net sales for the foreseeable future. A loss of one or more of such key customers could affect the Company's profitability. See "Business-Electronic Materials Operations-Customers and End Markets" in Item 1 of this Report, "Legal Proceedings" in item 3 of this Report, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report and
         Note 13 of the Notes to Consolidated Financial Statements in Item
         8 of this Report for discussions of the loss of a key customer early in the 1999 fiscal year.

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

  . The Company typically does not obtain long-term purchase orders or commitments. Instead, it relies primarily on continual communica-tion with its customers to anticipate the future volume of purchase orders. A variety of conditions, both specific to the individual customer and generally affecting the customer's industry, can cause a customer to reduce or delay orders previously anticipated by the Company.

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

  . The Company's international operations are subject to risks, including unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers, political and economic instabil-ity and potentially adverse tax consequences.

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

REPORT OF INDEPENDENT AUDITORS







To the Board of Directors and Stockholders of Park Electrochemical Corp.
Lake Success, New York


We have audited the accompanying consolidated balance sheets of Park Electrochemical Corp. and subsidiaries as of March 1, 1998 and March 2, 1997 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended March 1, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park Electrochemical Corp. and subsidiaries as of March 1, 1998 and March 2, 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 1, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                           ERNST & YOUNG LLP


New York, New York
April 22, 1998










PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share amounts)

                                                     March 1,      March 2,
                                                       1998          1997
ASSETS

Current assets:
 Cash and cash equivalents                           $ 45,102      $ 42,321
 Marketable securities (Note 2)                       113,358       102,232
 Accounts receivable, less allowance for
  doubtful accounts of $1,858 and $1,746,
  respectively                                         53,511        50,314
 Inventories (Note 3)                                  26,953        20,458
 Prepaid expenses and other current
  assets (Note 7)                                       8,456         5,089

     Total current assets                             247,380       220,414

Property, plant and equipment, at cost, less
 accumulated depreciation and amortization
 (Note 4)                                             108,116        83,391

Other assets (Notes 7 and 10)                           3,833         4,057

     Total                                           $359,329      $307,862


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                    $ 37,426      $ 32,892
 Accrued liabilities (Note 5)                          25,261        18,565
 Income taxes payable                                   8,140         3,953

     Total current liabilities                         70,827        55,410

Long-term debt (Note 6)                               100,000       100,000

Deferred income taxes (Note 7)                          8,781         7,963

Deferred pension liability and other (Note 10)         13,317         1,134

Commitments and contingencies (Notes 10 and 11)

Stockholders' equity (Notes 6, 8, 9 and 10):
 Preferred stock, $1 par value per share--
  authorized, 500,000 shares; issued, none                -             -
 Common stock, $.10 par value per share--
  authorized, 30,000,000; issued, 13,580,018
  shares                                                1,358         1,358
 Additional paid-in capital                            52,990        51,290
 Retained earnings                                    130,435       108,804
 Currency translation adjustments                        (291)          831
 Pension liability adjustment                          (1,039)         (850)
 Unrealized gains (losses) on investments                  64           (11)

                                                      183,517       161,422
 Less treasury stock, at cost, 2,181,247 and
  2,307,765 shares, respectively                      (17,113)      (18,067)

     Total stockholders' equity                       166,404       143,355

     Total                                           $359,329      $307,862

See notes to consolidated financial statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)


                                                     52 Weeks              53 Weeks
                                                      Ended                  Ended
                                             March 1,       March 2,       March 3,
                                               1998           1997           1996

Net sales                                    $376,158        $334,490       $312,966
Cost of sales                                 301,968         275,372        242,655
Gross profit                                   74,190          59,118         70,311
Selling, general and administrative
 expenses                                      39,418          34,366         35,236


Profit from operations                         34,772          24,752         35,075

Other income (expense):
 Interest and other income, net                 8,382           7,653          2,285
 Interest expense (Note 6)                     (5,468)         (5,508)           (96)

    Total other income                          2,914           2,145          2,189

Earnings before income taxes                   37,686          26,897         37,264

Income tax provision (Note 7)                  12,436           8,338         12,366

Net earnings                                 $ 25,250        $ 18,559       $ 24,898


Earnings per share (Note 9):

 Basic                                         $2.22           $1.64          $2.17

 Diluted                                       $2.07           $1.58          $2.11


See notes to consolidated financial statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares and per share amounts)

                                               Additional             Currency     Pension   Unrealized
                                 Common Stock    Paid-in   Retained  Translation  Liability   Losses on     Treasury Stock
                                Shares   Amount  Capital   Earnings  Adjustments  Adjustment Investments  Shares      Amount

Balance, February 26, 1995     13,580,018 $1,358  $50,728   $ 72,216     $1,545     $  (972)     $(139)    2,136,416   $(12,688)

   Net earnings                                               24,898

   Exchange rate changes                                                   (217)

   Change in pension
    liability adjustment                                                                (29)

   Market revaluation                                                                              109

   Stock options exercised                            230                                                   (102,726)       610

   Cash dividends ($.28 per
    share)                                                    (3,222)

   Purchase of treasury stock                                                                                     14        -

Balance, March 3, 1996         13,580,018  1,358   50,958     93,892      1,328      (1,001)       (30)    2,033,704    (12,078)

   Net earnings                                               18,559

   Exchange rate changes                                                   (497)

   Change in pension
    liability adjustment                                                                151

   Market revaluation                                                                               19

   Stock options exercised                            332                                                    (84,868)       547

   Cash dividends ($.32 per
    share)                                                    (3,647)

   Purchase of treasury stock                                                                                358,929     (6,536)

Balance, March 2, 1997         13,580,018  1,358   51,290    108,804        831        (850)       (11)    2,307,765    (18,067)

   Net earnings                                               25,250

   Exchange rate changes                                                 (1,122)

   Change in pension
    liability adjustment                                                               (189)

   Market revaluation                                                                               75

   Stock options exercised                            228                                                    (49,529)       352

   Cash dividends ($.32 per
    share)                                                    (3,619)

   Purchase of treasury stock                                                                                     11        -

   Shares issued in business
    acquisition                                     1,472                                                    (77,000)       602

Balance, March 1, 1998         13,580,018 $1,358  $52,990   $130,435     $ (291)    $(1,039)     $  64     2,181,247   $(17,113)

See notes to consolidated financial statements.

/TABLE

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                           52 Weeks               53 Weeks
                                                            Ended                 Ended
                                                     March 1,      March 2,      March 3,
                                                       1998          1997         1996
Cash flows from operating activities:
  Net earnings                                       $ 25,250       $ 18,559     $ 24,898
  Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
   Depreciation and amortization                       13,207         11,584        9,849
   Provision for write-down of fixed assets             1,400           -            -
   Provision for doubtful accounts receivable              75           (306)        (495)
   (Gain) on sale of marketable securities                -              (16)         (38)
   (Benefit) provision for deferred income taxes         (301)         1,596        1,425
   Other, net                                             (11)            65           64
   Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable          1,273         (7,612)      (9,277)
    (Increase) decrease in inventories                 (3,138)         7,202      (11,671)
    (Increase) in prepaid expenses and
     other current assets                              (1,950)        (1,456)      (1,057)
    (Increase) decrease in other assets                  (544)           122          (42)
    Increase (decrease) in accounts payable             1,235         (2,528)      11,409
    (Decrease) increase in accrued liabilities           (250)         1,700        1,108
    Increase in income taxes payable                    4,204            286        1,260

       Net cash provided by operating activities       40,450         29,196       27,433

Cash flows from investing activities:
  Purchases of property, plant and equipment, net     (18,274)       (18,735)     (24,510)
  Purchases of marketable securities                 (135,390)      (137,897)     (74,881)
  Proceeds from sales of marketable securities        124,264        103,330       22,952
  Business acquisition net of cash acquired (Note 14)  (4,585)           -            -

       Net cash used in investing activities          (33,985)       (53,302)     (76,439)

Cash flows from financing activities:
  Convertible notes offering                              -              -        100,000
  Convertible notes issuance costs                        -              -         (3,250)
  Dividends paid                                       (3,619)        (3,647)      (3,222)
  Proceeds from exercise of stock options                 228            604          697
  Purchase of treasury stock                              -           (6,535)         -
  Other                                                   -              -              4

       Net cash (used in) provided by
        financing activities                           (3,391)        (9,578)      94,229

Increase (decrease) in cash and cash equivalents
  before effect of exchange rate changes                3,074        (33,684)      45,223

Effect of exchange rate changes on
  cash and cash equivalents                              (293)            35          (56)

Increase (decrease) in cash and cash equivalents        2,781        (33,649)      45,167

Cash and cash equivalents, beginning of year           42,321         75,970       30,803

Cash and cash equivalents, end of year               $ 45,102       $ 42,321     $ 75,970



See notes to consolidated financial statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended March 1, 1998



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Park Electrochemical Corp. ("Park"), through its subsidiaries (collectively, the "Company"), is a leading global designer and producer of advanced electronic materials used to fabricate complex multilayer printed circuit boards, semiconductor packages and other electronic interconnection systems. The Company's multilayer printed circuit board materials include copper-clad laminates, prepregs and semi-finished multilayer printed circuit board panels. Multilayer printed circuit boards and interconnection systems are used in virtually all advanced electronic equipment to direct, sequence and control electronic signals between semiconductor devices and passive components. The Company also designs and manufactures specialty adhesive tapes, advanced composite materials, microwave circuitry materials and plumbing hardware for the electronics, aerospace, industrial and plumbing markets.

    a. Principles of Consolidation - The consolidated financial statements include the accounts of Park and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

    b. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    c. Accounting Period - The Company's fiscal year is the 52 or 53 week period ending the Sunday nearest to the last day of February. The 1998, 1997 and 1996 fiscal years ended on March 1, 1998, March 2, 1997 and March 3, 1996, respectively. Fiscal 1998 and 1997 each included 52 weeks; fiscal 1996 included 53 weeks.

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

        United States ("U.S.") Federal income taxes have not been provided on the undistributed earnings (approximately $36,100,000 at March 1, 1998) of the Company's foreign subsidiaries, since it is management's practice and intent to reinvest such earnings in the operations of these subsidiaries.



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

        Supplemental cash flow information:

                                                    Fiscal Year
                                           1998        1997         1996
        Cash paid during the year for:
         Interest                        $5,519,000  $2,792,000    $      -
         Income taxes                     8,289,000   6,570,000     9,701,000

    l. Recently Issued Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income", and No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information" and in February 1998, issued Statement of Financial Accounting Standards No. 132 (SFAS 132), "Employers' Disclosures about Pensions and other Postretirement Benefits". SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. SFAS 131 establishes new guidelines for reporting information about operating segments. SFAS 132 addresses disclosure issues relating to pensions and postretirement benefits and does not change the measurement or recognition provisions of the current statements. All three statements are effective for fiscal years beginning after December 15, 1997 and will be adopted in the fiscal year ended February 28, 1999. Management is evaluating the effect, if any, of adopting these accounting standards.

2.  MARKETABLE SECURITIES

    The following is a summary of available-for-sale securities:
                                             Gross      Gross    Estimated
                                          Unrealized Unrealized    Fair
                                  Cost       Gains      Losses     Value
  March 1, 1998:
    U.S. Treasury and other
     government securities    $  6,177,000   $44,000    $   -    $  6,221,000
    U.S. corporate debt
     securities                107,077,000    51,000     47,000   107,081,000
      Total debt securities    113,254,000    95,000     47,000   113,302,000
    Equity securities                4,000    52,000       -           56,000

                              $113,258,000  $147,000    $47,000  $113,358,000

  March 2, 1997:
    U.S. Treasury and other
     government securities    $ 35,423,000   $19,000    $47,000  $ 35,395,000
    U.S. corporate debt
     securities                 66,822,000    20,000     40,000    66,802,000
      Total debt securities    102,245,000    39,000     87,000   102,197,000
    Equity securities                4,000    31,000       -           35,000

                              $102,249,000   $70,000    $87,000  $102,232,000



    The gross realized gains on sales of available-for-sale securities totalled $18,000, $39,000 and $50,000 for 1998, 1997 and 1996,
    respectively, and the gross realized losses totalled $6,000, $23,000 and $12,000 for 1998, 1997 and 1996, respectively.

    The amortized cost and estimated fair value of the debt and marketable equity securities at March 1, 1998, by contractual maturity, are shown below:

                                                                Estimated
                                                                   Fair
                                                   Cost             Value
     Due in one year or less                    $ 82,230,000    $ 82,253,000
     Due after one year through five years        31,024,000      31,049,000
                                                 113,254,000     113,302,000
     Equity securities                                 4,000          56,000
                                                $113,258,000    $113,358,000

3.   INVENTORIES
                                                  March 1,       March 2,
                                                    1998           1997
     Raw materials                               $10,686,000     $ 8,459,000
     Work-in-process                               5,740,000       4,037,000
     Finished goods                                9,806,000       7,173,000
     Manufacturing supplies                          721,000         789,000

                                                 $26,953,000     $20,458,000

4.   PROPERTY, PLANT AND EQUIPMENT
                                                 March 1,        March 2,
                                                   1998            1997
     Land, buildings and improvements           $ 41,598,000    $ 30,983,000
     Machinery, equipment, furniture
      and fixtures                               160,888,000     134,774,000

                                                 202,486,000     165,757,000
     Less accumulated depreciation
      and amortization                            94,370,000      82,366,000

                                                $108,116,000    $ 83,391,000

     Depreciation and amortization expense relating to property, plant and equipment amounted to $12,884,000, $11,146,000 and $9,382,000 for fiscal
     1998, 1997 and 1996, respectively. A pretax charge of $1,400,000 was recorded in fiscal 1998, for the write-down of operating equipment that will no longer be utilized, to its estimated net realizable value. Interest expense capitalized to property, plant and equipment amounted to $294,000 and $260,000 for fiscal 1998 and 1997, respectively.

5.   ACCRUED LIABILITIES
                                                  March 1,       March 2,
                                                    1998           1997
     Payroll and commissions                     $ 6,091,000     $ 4,239,000
     Taxes, other than income taxes                1,130,000         899,000
     Interest                                      2,765,000       2,781,000
     Other                                        15,275,000      10,646,000

                                                 $25,261,000     $18,565,000

6.   LONG-TERM DEBT

     On February 28, 1996, the Company issued $100,000,000 principal amount of 5.5% Convertible Subordinated Notes due 2006 (the "Notes") with interest payable semiannually on March 1 and September 1 of each year, commencing September 1, 1996. The Notes are unsecured and subordinated to other long-term debt and are convertible at the option of the holder at any time prior to maturity, unless previously redeemed or repurchased, into shares of the Company's common stock at $42.188 per share, subject to adjustment under certain conditions. The Notes are not redeemable at the option of the Company prior to March 1, 1999; at any time on or after such date, the Notes will be redeemable at the option of the Company, in whole or in part, initially at 102.75% of the principal amount of such Notes redeemed and thereafter at prices declining to 100% on March 1, 2001, together with accrued interest. At March 1, 1998 and March 2, 1997, the fair value of the Notes approximated $99,000,000 and $90,625,000, respectively.

     Foreign lines of credit totalled $5,300,000 at March 1, 1998, all of which remains available to the subsidiaries.

7.   INCOME TAXES

     The income tax provision includes the following:
                                                 Fiscal Year
                                        1998         1997        1996
     Current:
      Federal                        $10,181,000    $6,150,000  $ 9,980,000
      State and local                  1,332,000       592,000      961,000
      Foreign                          1,224,000         -            -

                                      12,737,000     6,742,000   10,941,000

     Deferred:
      Federal                           (680,000)      863,000      655,000
      State and local                     94,000       150,000       60,000
      Foreign                            285,000       583,000      710,000

                                        (301,000)    1,596,000    1,425,000

                                     $12,436,000    $8,338,000  $12,366,000

     The Company's effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

                                                      Fiscal Year
                                              1998       1997       1996

     Statutory U.S. Federal tax rate          35.0%       35.0%      35.0%

     State and local taxes, net of
      Federal benefit                          2.5         1.8        1.8

     Foreign tax rate differentials           (7.4)       (7.8)      (4.6)

     Other, net                                2.9         2.0        1.0
                                              33.0%       31.0%      33.2%

     The Company had foreign net operating loss carryforwards of approximately $37,500,000 and $14,400,000 in fiscal 1998 and 1997, respectively. Nearly all of the net operating loss carryforwards were acquired as the result of acquisitions, including $25,700,000 which was acquired in fiscal 1998 when the Company purchased the capital stock of Dielektra GmbH ("Dielektra"), a German corporation located in Cologne, Germany. Long-term deferred tax assets arising from these net operating loss carryforwards were valued at $0 at both March 1, 1998 and March 2, 1997, net of valuation reserves of approximately $19,500,000 and $5,000,000, respectively. None of the acquired net operating loss carryforwards relate to goodwill or other intangible assets. Approximately $1,300,000 of the foreign net operating loss carryforwards expire in varying amounts from fiscal 1999 through fiscal 2002; the remainder have an indefinite expiration.

     At March 1, 1998 and March 2, 1997, current deferred tax assets of $2,254,000 and $1,135,000, respectively, which were primarily attributable to expenses not currently deductible were included in other current assets. The long-term deferred tax liabilities consisted primarily of timing differences relating to depreciation.

8.   STOCKHOLDERS' EQUITY

     a. Stock Options - Under the 1992 Stock Option Plan (the "Plan") approved by the Company's stockholders, key employees may be granted options to purchase shares of common stock of the Company exercisable at prices not less than the fair market value at the date of grant. Options become exercisable 25% one year from the date of grant, with an additional 25% exercisable each succeeding year. The options expire 10 years from the date of grant. Options to purchase a total of 1,150,000 shares of common stock are authorized for grant under such Plan. The Plan will expire in March, 2002.

         The Company has elected the disclosure provision of Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation", and continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for the option plans. Under APB 25, because the exercise price of the granted options is not less than the market price at the date of the grant, no compensation expense is recognized.

         The weighted average fair value for options was estimated at the date of grant using the Black-Scholes option pricing model to be $7.17 for fiscal 1998, $7.78 for fiscal 1997 and $5.40 for fiscal 1996, with the following weighted average assumptions for fiscal 1998, 1997 and 1996, respectively: risk free interest rate of 6%; expected volatility factors of 33%, 34% and 31%; expected dividend yield of 2%; and estimated option lives of 4.6 years. For the purpose of pro forma disclosures, the effect of applying SFAS 123 on net income and earnings per share for fiscal 1998, 1997 and 1996 would approximate the amounts shown below (in thousands, except EPS data):

                            1998                1997               1996
                       As        Pro         As       Pro       As       Pro
                     Reported   forma     Reported   forma   Reported   forma
Net income            $25,250   $24,810    $18,559   $18,330   $24,898   $24,805
EPS-basic              $2.22     $2.19      $1.64     $1.62     $2.17     $2.16
EPS-diluted            $2.07     $2.04      $1.58     $1.57     $2.11     $2.11


















         Information with respect to the Company's stock option plans follows:
                                                                  Weighted
                                                                   Average
                                         Range of     Outstanding Exercise
                                     Exercise Prices    Options     Price
         Balance, March 3, 1996       $ 5.50 - $27.19    519,618    $11.43
         Granted                       23.75 -  24.63    111,675     24.55
         Exercised                      5.50 -  18.31    (84,868)     7.11
         Cancelled                      7.38 -  27.19    (26,450)    20.68

         Balance, March 2, 1997         5.50 -  24.63    519,975     14.48
         Granted                       23.75 -  28.00    211,700     25.01
         Exercised                      5.50 -  24.63    (51,041)     8.80
         Cancelled                      6.00 -  28.00    (55,909)    26.59

         Balance, March 1, 1998       $ 5.50 - $27.63    624,725    $17.43

         Exercisable, March 1, 1998   $ 5.50 - $24.63    301,588    $12.58

 The following table summarizes information concerning currently outstanding and exercisable options.
                Options Outstanding                   Options Exercisable
                                Weighted
                                 Average   Weighted               Weighted
                                Remaining  Average                Average
    Range of        Number     Contractual Exercise    Number     Exercise
Exercise Prices   Outstanding  Life(Years)  Price    Exercisable   Price
$ 5.50 - $ 9.99     148,150         4.67    $ 7.07       148,150    $ 7.07
 10.00 -  19.99     211,900         6.75     15.92       130,375     15.50
 20.00 -  28.00     264,675         8.92     24.43        23,063     24.63
                    624,725                              301,588

     Stock options available for future grant under the 1992 Plan at March 1, 1998 and March 2, 1997 were 447,890 and 603,881, respectively.

     b. Stockholders' Rights Plan - On February 2, 1989, the Company adopted a stockholders' rights plan designed to protect stockholder interests in the event the Company is confronted with coercive or unfair takeover tactics. Under the terms of the plan, as amended on July 12, 1995, each share of the Company's common stock held of record on February 15, 1989 or issued thereafter received one right. In the event that a person has acquired, or has the right to acquire, 15% (25% in certain cases) or more of the then outstanding common stock of the Company (an "Acquiring Person") or tenders for 15% or more of the then outstanding common stock of the Company, such rights will become exercisable, unless the Board of Directors otherwise determines. Upon becoming exercisable as aforesaid, each right will entitle the holder thereof to purchase one one-hundredth of a share of Series A Preferred Stock for $75, subject to adjustment (the "Purchase Price"). In the event that any person becomes an Acquiring Person, each holder of an unexercised exercisable right, other than an Acquiring Person, shall have the right to purchase, at a price equal to the then current Purchase Price, such number of shares of the Company's common stock as shall equal the then current Purchase Price divided by 50% of the then market price per share of the Company's common stock. In addition, if after a person becomes an Acquiring Person, the Company engages in any of certain business combination transactions as specified in the plan, the Company will take all action to ensure that, and will not consummate any such business combination unless, each holder of an unexercised exercisable right, other than an Acquiring Person, shall have the right to purchase, at a price equal to the then current Purchase Price, such number of shares of common stock of the other party to the transaction for each right held by such holder as shall equal the then current Purchase Price divided by 50% of the then market price per share of such other party's common stock. The Company may redeem the rights for a nominal consideration at any time, and after any person becomes an Acquiring Person, but before any person becomes the beneficial owner of 50% or more of the outstanding common stock of the Company, the Company may exchange all or part of the rights for shares of the Company's common stock at a one-for-one exchange ratio. Unless redeemed, exchanged or exercised earlier, all rights expire on July 12, 2005.

     c. Reserved Common Shares - At March 1, 1998, 2,370,342 shares of common stock were reserved for issuance upon conversion of the Notes and 1,072,615 shares were reserved for issuance upon exercise of stock options.

9.   EARNINGS PER SHARE

     The following table sets forth the calculation of basic and diluted earnings per share for the fiscal years:

                                        1998         1997         1996
 Net income for basic EPS            $25,250,000  $18,559,000   $24,898,000
 Add interest on 5.5% convertible
  subordinated notes, net of taxes     3,554,000    3,523,000        53,000
 Net income for diluted EPS          $28,804,000  $22,082,000   $24,951,000

 Weighted average common shares
  outstanding for basic EPS           11,353,000   11,349,000    11,500,000
 Net effect of dilutive options          225,000      213,000       313,000
 Assumed conversion of 5.5%
  convertible subordinated notes       2,370,000    2,370,000        30,000
 Weighted average shares
  outstanding for diluted EPS         13,948,000   13,932,000    11,843,000

 EPS-Basic                              $2.22        $1.64         $2.17
 EPS-Diluted                            $2.07        $1.58         $2.11

10.  EMPLOYEE BENEFIT PLANS

     a. Profit Sharing Plan - Park and certain of its subsidiaries have a noncontributory profit sharing retirement plan covering their regular full-time employees. The plan may be modified or terminated at any time, but in no event may any portion of the contributions revert to the Company. The Company's contributions under the plan amounted to $2,179,000, $1,775,000 and $2,329,000 for fiscal 1998, 1997 and 1996, respectively. Contributions are discretionary and may not exceed the amount allowable as a tax deduction under the Internal Revenue Code. In addition, the Company sponsors a 401(k) savings plan; commencing in fiscal 1996, the contributions of employees of certain subsidiaries were partially matched by the Company, amounting to $692,000, $554,000 and $499,000 in fiscal 1998, 1997 and 1996, respectively.

     b. Pension Plans - A domestic subsidiary of the Company has two pension plans, one of which is active, covering its union employees. The pension plans are noncontributory defined benefit plans. The Company's funding policy is to contribute annually the amounts necessary to satisfy applicable funding standards. On October 29, 1997, the Company acquired Dielektra GmbH, ("Dielektra"), including its pension plan liability of $9,627,000. Dielektra has a noncontributory defined benefit plan which covers certain employees. Under the terms of the Dielektra plan, participants may not accrue additional service time after December 31, 1987. The Company's policy with respect to this plan is to contribute annually the amounts necessary to fund current payment obligations of the plan.

         In accordance with SFAS No. 87, the Company records its deferred pension liability related to its three defined benefit pension plans, which amounted to $10,543,000 and $1,134,000 at March 1, 1998 and March 2, 1997, respectively. The effect on the Company's consolidated financial statements in recording the liability was to recognize an asset (included in other assets) of $230,000 and $284,000 at March 1, 1998 and March 2, 1997, respectively, and to record a corresponding reduction of stockholders' equity of $1,039,000 and $850,000 at those same dates.

         Net pension cost includes the following components:

                                                     Fiscal Year
                                            1998        1997         1996
        Service cost--benefits earned
         during the period                $ 54,000     $ 50,000     $ 51,000
        Interest cost on projected
         benefit obligation                494,000      289,000      299,000
        Return on plan assets--actual     (144,000)    (155,000)    (400,000)
        Net amortization and deferral      (10,000)      35,000      354,000
        Effect of curtailment                 -          75,000         -

        Net periodic pension cost         $394,000     $294,000     $304,000

        The funded status of the pension plans follows:
                                                    March 1,       March 2,
                                                     1998           1997
        Accumulated benefit obligation
         (including vested benefit
         obligation of $12,882,000
         and $3,893,000, respectively)             $13,025,000    $3,931,000

        Projected benefit obligation               $13,336,000    $3,931,000
        Plan assets at fair value                    3,164,000     2,937,000

        Excess of projected benefit obligation
         over plan assets                           10,172,000       994,000

        Unrecognized net loss                       (1,039,000)     (850,000)
        Unrecognized prior service cost             (  109,000)     (135,000)
        Unrecognized initial net obligation
         being amortized over 15 years                (119,000)     (149,000)

        Accrued pension (asset) liability          $ 8,905,000    $ (140,000)

        The projected benefit obligation for the domestic plans was determined using an assumed discount rate of 7.25% and 7.75% for fiscal 1998 and 1997, respectively, and the assumed long-term rate of return on plan assets was 8% for both fiscal years. Projected wage increases are not applicable as benefits pursuant to the plans are based upon years of service without regard to levels of compensation.

        At March 1, 1998, domestic plan assets were invested in U.S. government securities, corporate debt securities, mutual funds and money market funds.

        The projected benefit obligation for the foreign plan was determined using an assumed discount rate of 7.00% for fiscal 1998. Projected wage increases of 2.50% were also assumed. As previously stated, the Company's funding policy with respect to this plan is to contribute annually the amounts necessary to meet current payment obligations of the plan.

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

        These noncancelable operating leases have the following payment schedule:

                        Fiscal Year            Amount
                           1999              $2,224,000
                           2000               2,100,000
                           2001               1,661,000
                           2002               1,379,000
                           2003               1,169,000
                           Thereafter         2,119,000

                                            $10,652,000

        Rental expense, inclusive of real estate taxes and other costs, amounted to $2,781,000, $2,620,000 and $2,259,000 for fiscal 1998,
        1997 and 1996, respectively.

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

        The total costs incurred by the Company and its subsidiaries in connection with these sites, including legal fees incurred by the Company and its subsidiaries and their assessed share of remediation costs and excluding amounts paid or reimbursed by insurance carriers, were approximately $0.4 million during the 1998 fiscal year and approximately $0.2 million during each of the 1997 and 1996 fiscal years. The recorded liabilities in other liabilities for environmental matters were $3.5 million and $1.2 million at March 1, 1998 and March 2, 1997, respectively. The environmental liability at March 1, 1998, included an accrual of $2.3 million which was acquired when the Company purchased Dielektra in October, 1997. Dielektra's liability is for various compliance and remediation costs expected to be incurred at its facility in Cologne, Germany over the next several years.

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







































   Financial information concerning the Company's business segments follows (in thousands):

                                                   Fiscal Year
                                          1998         1997        1996
   Sales to unaffiliated customers:
    Electronic materials                 $335,227    $291,146    $274,903
    Engineered materials and
     plumbing hardware                     40,931      43,344      38,063

       Net sales                         $376,158    $334,490    $312,966

   Operating profit(1):
    Electronic materials                 $ 35,132    $ 25,298    $ 37,699
    Engineered materials and
     plumbing hardware                      3,928       3,026       1,466

       Total operating profit              39,060      28,324      39,165

   General corporate expense               (4,288)     (3,572)     (4,090)

   Interest and other income, net           8,382       7,653       2,285
   Interest expense                        (5,468)     (5,508)        (96)

       Total other income                   2,914       2,145       2,189

       Earnings before income taxes      $ 37,686    $ 26,897    $ 37,264

   Identifiable assets(2):
    Electronic materials                 $210,714    $153,653    $146,549
    Engineered materials and
     plumbing hardware                     13,884      14,111      13,260
                                          224,598     167,764     159,809

    Corporate assets                      134,731     140,098     139,166

       Total assets                      $359,329    $307,862    $298,975

   Depreciation and amortization:
    Electronic materials                 $ 12,403    $ 10,789    $  9,013
    Engineered materials and
     plumbing hardware                        785         774         813
                                           13,188      11,563       9,826

    Corporate depreciation                     19          21          23

       Total depreciation and
        amortization                     $ 13,207    $ 11,584    $  9,849

   Capital expenditures:
    Electronic materials                 $ 18,161    $ 18,030    $ 23,852
    Engineered materials and
     plumbing hardware                        868         795         689

                                           19,029      18,825      24,541

    Corporate capital expenditures             11          26          21

       Total capital expenditures        $ 19,040    $ 18,851    $ 24,562

   (1) Operating profit is comprised of total operating revenues, less costs and expenses other than interest expense, general corporate expense and income taxes.

   (2) Identifiable assets consist of those assets which are used by the segments. Corporate identifiable assets consist primarily of cash, cash equivalents and marketable securities.


   Intersegment sales and sales between geographic areas were not significant.

   Financial information regarding the Company's operations by geographic area follows (in thousands):

                                                    Fiscal Year
                                             1998        1997       1996
         Sales:
           North America                   $260,498    $235,773    $221,975
           Europe                            59,134      48,421      47,368
           Asia                              56,526      50,296      43,623
                                           $376,158    $334,490    $312,966

         Operating profit:
           North America                   $ 26,242    $ 21,550    $ 33,206
           Rest of World                     12,818       6,774       5,959
                                           $ 39,060    $ 28,324    $ 39,165

         Identifiable assets:
           North America                   $248,443    $245,596    $241,191
           Europe                            66,952      33,751      31,291
           Asia                              43,934      28,515      26,493
                                           $359,329    $307,862    $298,975

13.  CUSTOMER AND SUPPLIER CONCENTRATIONS

   a. Customers - Sales to Delco Electronics Corporation, a subsidiary of General Motors Corp., were 15.8%, 17.3% and 17.1% of the Company's total sales worldwide for fiscal 1998, 1997 and 1996, respectively. The Company has been informed by Delco Electronics that Delco plans to close its printed circuit board fabrication plant and exit the printed circuit board manufacturing business in the 1998 calendar year. After the plant closure Delco will no longer be a customer of the Company.

       While no other customer accounts for 10% or more of the total sales of the Company in fiscal 1998 and the Company is not dependent on any other single customer, the loss of a major customer or of a group of customers within each significant business segment could have a material adverse effect on the Company's business.

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

14.  ACQUISITION

     On October 29, 1997, the Company acquired Dielektra GmbH ("Dielektra"). Dielektra, located in Cologne, Germany, is a manufacturer of advanced electronic materials used to produce sophisticated multilayer printed circuit boards. Dielektra's advanced circuit materials product line includes very high layer count semi-finished multilayer printed circuit boards and very thin continuously produced copper-clad laminates. The purchase price was comprised of $8.8 million in cash, 77,000 shares of Park common stock having a fair market value of $2.1 million and an additional 103,000 shares of Park common stock, having a fair market value of $2.7 million, due five years after the purchase date. The acquisition of Dielektra is being accounted for as a purchase. The purchase price of the acquisition has been allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. There was no goodwill recognized as a result of this acquisition. Dielektra's operating results are included in the Company's consolidated statements of earnings from the date of acquisition. Pro forma operating results are not presented because the impact of including Dielektra on the Company's consolidated operating income is immaterial for fiscal 1998 and 1997.

15.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
[CAPTION]

                                                       Quarter
                                         First    Second    Third     Fourth
                                      (In thousands, except per share amounts)
      Fiscal 1998:
       Net sales                         $91,633   $83,086   $97,625   $103,814
       Gross profit                       18,041    14,940    19,851     21,358
       Net earnings                        6,165     4,852     6,996      7,237

       Earnings per share:
         Basic                              $.55      $.43      $.62       $.63
         Diluted                            $.51      $.41      $.56       $.58

       Weighted average common shares
        outstanding:
         Basic                            11,273    11,283    11,366     11,492
         Diluted                          13,847    13,915    13,993     14,118

      Fiscal 1997:
       Net sales                         $75,406   $81,974   $88,972    $88,138
       Gross profit                       11,832    14,854    15,385     17,047
       Net earnings                        3,125     4,681     4,888      5,865

       Earnings per share:
         Basic                              $.27      $.41      $.43       $.52
         Diluted                            $.26      $.40      $.42       $.49

       Weighted average common shares
        outstanding:
         Basic                            11,555    11,412    11,256     11,266
         Diluted                          11,829    13,960    13,814     13,848

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


                                  PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information called for by this Item (except for information as to the Company's executive officers, which information appears elsewhere in this Report) is incorporated by reference to the Company's definitive proxy statement for the 1998 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.


Item 11. Executive Compensation.

         The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 1998 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 1998 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.


Item 13. Certain Relationships and Related Transactions.

         The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 1998 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.
































                                   PART IV




Item 14. Exhibits, Financial Statement                             Page
         Schedules, and Reports on Form 8-K.

        (a) Documents filed as a part of this report

           (1) Financial Statements:

               The following Consolidated Financial
               Statements of the Company are
               included in Part II, Item 8:

               Report of Ernst & Young LLP,
               independent auditors                                   25

               Balance sheets                                         26

               Statements of earnings                                 27

               Statements of stockholders' equity                     28

               Statements of cash flows                               29

               Notes to consolidated financial
               statements (1-15)                                      30

           (2) Financial Statement Schedules:

               Schedule II - Valuation and qualifying
               accounts                                               54

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

3.02        By-Laws, as amended July 16, 1997.

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

            Information concerning Registrant's long-term debt is set forth in Note 6 of the Notes to Consolidated Financial Statements included in Item 8 of this Report. Other than the Indenture filed as Exhibit 4.02 hereto, no instrument defining the rights of holders of such long-term debt relates to securities having an aggregate principal amount in excess of 10% of the consoli-dated total assets of Registrant and its subsidiaries; therefore, in accordance with paragraph (iii) of Item 4 of Item 601(b) of Regulation S-K, the other instruments defining the rights of holders of long-term debt are not filed herewith. Registrant hereby agrees to furnish a copy of any such other instruments to the Securities and Exchange Commission upon request.

10.01 Lease dated December 12, 1989 between Nelco Products, Inc. and James Emmi regarding real property located at 1100 East Kimberly Avenue, Anaheim, California and letter dated December 29, 1994 from Nelco Products, Inc. to James Emmi exercising its option to extend such Lease. (Reference is made to Exhibit 10.01 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 1996, Commission File No. 1-4415, which is incorporated herein by reference.)

10.02 Lease dated December 12, 1989 between Nelco Products, Inc. and James Emmi regarding real property located at 1107 East Kimberly Avenue, Anaheim, California and letter dated December 29, 1994 from Nelco Products, Inc. to James Emmi exercising its option to extend such Lease. (Reference is made to Exhibit 10.02 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 1996, Commission File No. 1-4415, which is incorporated herein by reference.)





Exhibit
Number                               Description

10.03 Lease Agreement dated August 16, 1983 and Exhibit C, First Addendum to Lease, between Nelco Products, Inc. and TCLW/Fullerton regarding real property located at 1411 E. Orangethorpe Avenue, Fullerton, California. (Reference is made to Exhibit 10.03 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 1996, Commission File No. 1-4415, which is incorporated herein by reference.)

10.03(a) Second Addendum to Lease dated January 26, 1987 to Lease Agreement dated August 16, 1983 (see Exhibit 10.03 hereto) between Nelco Products, Inc. and TCLW/Fullerton regarding real property located at 1421 E. Orangethorpe Avenue, Fullerton, California. (Reference is made to Exhibit 10.03(a) of the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1995, Commission File No. 1-4415, which is incorpo-rated herein by reference.)

10.03(b) Third Addendum to Lease dated January 7, 1991 and Fourth Addendum to Lease dated January 7, 1991 to Lease Agreement dated August 16, 1983 (see Exhibit 10.03 hereto) between Nelco Products, Inc. and TCLW/Fullerton regarding real property located at 1411, 1421 and 1431 E. Orangethorpe Avenue, Fullerton, California. (Reference is made to Exhibit 10.03(b) of the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1997, Commission File No. 1-4415, which is incorporated herein by reference.)

10.03(c) Fifth Addendum to Lease dated July 5, 1995 to Lease Agreement dated August 16, 1983 (See Exhibit 10.03 hereto) between Nelco Products, Inc. and TCLW/Fullerton regarding real property located at 1411 E. Orangethorpe Avenue, Fullerton, California. (Reference is made to Exhibit 10.03(c) of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 1996, Commission File No. 1-4415, which is incorporated herein by reference.)

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

10.04(b) Letter dated August 28, 1997 from Nelco Technology, Inc. to SPT Real Estate Corp. E extending the Lease dated February 15, 1983 (see Exhibit 10.04 hereto) and Second Amendment to Lease dated February 2, 1998 to Lease dated February 15, 1993 (see Exhibit
            10.04 hereto) between Nelco Technology, Inc. and SPT Real Estate Corp. E regarding real property located at 1130 West Geneva Drive, Tempe, Arizona.



Exhibit
Number                               Description

10.05 Lease Agreement dated May 26, 1982 between Nelco Products Pte. Ltd. (lease was originally entered into by Kiln Technique (Pri-vate) Limited, which subsequently assigned this lease to Nelco Products Pte. Ltd.) and the Jurong Town Corporation regarding real property located at 4 Gul Crescent, Jurong, Singapore. (Reference is made to Exhibit 10.05 of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by reference.)

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

10.06(b) 1992 Stock Option Plan of the Company, as amended by First Amendment thereto. (This exhibit is a management contract or compensatory plan or arrangement.)

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

10.07(b) Amendment No. 2 dated December 5, 1996 to the Amended and Restated Employment Agreement dated February 28, 1994 (see
            Exhibit 10.07 hereto) between the Company and Jerry Shore. (Reference is made to Exhibit 10.07(b) of the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1997, Commission File No. 1-4415, which is incorporated herein by reference. This exhibit is a management contract or compensatory plan or arrangement.)

10.07(c) Amendment No. 3 dated October 14, 1997 to the Amended and Restated Employment Agreement dated February 28, 1994 (see
            Exhibit 10.07 hereto) between the Company and Jerry Shore. (This exhibit is a management contract or compensatory plan or arrangement.)


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

10.08(b) Letter dated June 30, 1997 from FiberCote Industries, Inc. to Geoffrey Etherington II extending the Lease dated April 15, 1988 (see Exhibit 10.08 hereto) between FiberCote Industries, Inc. and Geoffrey Etherington II regarding real property located at 172 East Aurora Street, Waterbury, Connecticut.

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

Exhibit
Number                               Description

10.10(a) Letter dated October 17, 1996 from Zin-Plas Corporation to Philip L. Johnson extending the Lease dated October 1, 1991 (see
            Exhibit 10.10 hereto) between Zin-Plas Corporation and Philip L. Johnson d/b/a Johnson Development Company regarding real property located at 25 North Park, N.E., Comstock Park, Michigan. (Reference is made to Exhibit 10.10(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1997, Commission File No. 1-4415, which is incorporated herein by reference.)

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

10.13 Lease dated December 12, 1990 between Neltec, Inc. and NZ Properties, Inc. regarding real property located at 1420 W. 12th Place, Tempe, Arizona. (Reference is made to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1997, Commission File No. 1-4415, which is incorporated herein by reference.)

10.13(a) Letter dated January 8, 1996 from Neltec, Inc. to NZ Properties, Inc. exercising its option to extend the Lease dated December 12, 1990 (see Exhibit 10.13 hereto) between Neltec, Inc. and NZ Properties, Inc. regarding real property located at 1420 W. 12th Place, Tempe, Arizona. (Reference is made to Exhibit 10.13(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1997, Commission File No. 1-4415, which is incorporated herein by reference.)

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

10.14(e) Letter dated July 31, 1996 from Dielectric Polymers, Inc. to Holyoke Supply Company, Inc. exercising its option to extend the Indenture of Lease dated November 1, 1984 (see Exhibit 10.14 hereto) between Dielectric Polymers, Inc. and Holyoke Supply Company, Inc. regarding real property located at 218 Race Street, Holyoke, Massachusetts. (Reference is made to Exhibit 10.14(e) of the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1997, Commission File No. 1-4415, which is incorporated herein by reference.)

10.14(f) 1997 Extension to Amendment to Second Extension of Lease dated March 26, 1997 to Indenture of Lease dated November 1, 1984 (see
            Exhibit 10.14 hereto) between Dielectric Polymers, Inc. and Holyoke Supply Company, Inc. regarding real property located at 218 Race Street, Holyoke, Massachusetts. (Reference is made to
            Exhibit 10.14(f) of the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1997, Commission File No. 1-4415, which is incorporated herein by reference.)

10.14(g) Letter dated August 27, 1997 from Dielectric Polymers, Inc. to Holyoke Supply Company, Inc. extending the Indenture of Lease (see Exhibit 10.14 hereto) between Dielectric Polymers, Inc. and Holyoke Supply Company, Inc. regarding real property located at 218 Race Street, Holyoke, Massachusetts.



Exhibit
Number                               Description

10.15 Lease dated January 8, 1992 between Nelco Technology, Inc. and CMD Southwest, Inc. regarding real property located at 1135 West Geneva Drive, Tempe, Arizona. (Reference is made to Exhibit
            10.15 of the Company's Annual Report on Form 10-K for the fiscal year ended March 1, 1992, Commission File No. 1-4415, which is incorporated herein by reference.)

10.15(a) First Amendment dated July 8, 1996 to Lease dated January 8, 1992 (see Exhibit 10.15 hereto) between Nelco Technology, Inc. and CMD Southwest, Inc. regarding real property located at 1135 West Geneva Drive, Tempe, Arizona. (Reference is made to Exhibit 10.15(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1997, Commission File No. 1-4415, which is incorporated herein by reference.)

10.16 Tenancy Agreement dated October 8, 1992 between Nelco Products Pte. Ltd. and Jurong Town Corporation regarding real property located at 36 Gul Lane, Jurong Town, Singapore. (Reference is made to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by reference.)

10.16(a) Tenancy Agreement dated November 3, 1995 between Nelco Products Pte. Ltd. and Jurong Town Corporation regarding real property located at 36 Gul Lane, Jurong Town, Singapore. (Reference is made to Exhibit 10.16(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1997, Commission File No. 1-4415, which is incorporated herein by reference.)

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

10.19       Sale and Purchase Agreement dated 29 October 1997 between Dieter
            G. Weiss, Lothar Hubert Reinartz, Nelco International Corporation and Park Electrochemical Corp. relating to the sale and purchase of shares of capital in Dielektra GmbH. (Reference is made to Exhibit 10.01 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1997, Commission File No. 1-4415, which is incorporated herein by reference.)

21.01       Subsidiaries of the Company.

23.01       Consent of Ernst & Young LLP.

27.01(a) Financial Data Schedule - Annual information restated for impact of SFAS 128 Change to Earnings Per Share Calculations.

27.01(b) Financial Data Schedule - First quarter information restated for impact of SFAS 128 Change to Earnings Per Share Calculations.

27.01(c) Financial Data Schedule - Second quarter information restated for impact of SFAS 128 Change to Earnings Per Share
            Calculations.

27.01(d) Financial Data Schedule - Third quarter information restated for impact of SFAS 128 Change to Earnings Per Share Calculations.



       (b) No reports on Form 8-K have been filed during the fiscal quarter ended March 1, 1998.




























                                 SIGNATURES



       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 27, 1998                      PARK ELECTROCHEMICAL CORP.



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


     Signature                        Title                    Date


/s/Brian E. Shore            Chief Executive Officer,
Brian E. Shore               President and Director
                             (principal executive and       May 27, 1998
                             financial officer)

/s/Murray O. Stamer          Corporate Controller
Murray O. Stamer             (principal accounting
                             officer)                       May 27, 1998

/s/E. Phillip Smoot          Director
E. Phillip Smoot                                            May 27, 1998


/s/Jerry Shore               Chairman of the Board and
Jerry Shore                  Director                       May 27, 1998


/s/Anthony Chiesa            Director
Anthony Chiesa                                              May 27, 1998


/s/Lloyd Frank               Director
Lloyd Frank                                                 May 27, 1998














Schedule II
PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


         Column A                         Column B      Column C              Column D               Column E
                                         Balance at    Charged to              Other                Balance at
                                         Beginning      Cost and      Accounts       Translation       End
       Description                       of Period      Expenses     Written Off     Adjustment     of Period

                                                                         (A)


ALLOWANCE FOR DOUBTFUL ACCOUNTS:

52 weeks ended March 1, 1998              $1,746,000     $  75,000     $  46,000 (B)     $ (9,000)     $1,858,000

52 weeks ended March 2, 1997              $1,857,000     $(306,000)    $ 204,000         $ (9,000)     $1,746,000

53 weeks ended March 3, 1996              $2,490,000     $(495,000)    $(128,000)        $(10,000)     $1,857,000










(A)  Uncollectible accounts, net of recoveries.
(B)  Includes $169,000 acquired in business acquisition.

















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

                   For the fiscal year ended March 1, 1998


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

3.02        By-Laws, as amended July 16, 1997.

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

            Information concerning Registrant's long-term debt is set forth in Note 6 of the Notes to Consolidated Financial Statements included in Item 8 of this Report. Other than the Indenture filed as Exhibit 4.02 hereto, no instrument defining the rights of holders of such long-term debt relates to securities having an aggregate principal amount in excess of 10% of the consoli-dated total assets of Registrant and its subsidiaries; therefore, in accordance with paragraph (iii) of Item 4 of Item 601(b) of Regulation S-K, the other instruments defining the rights of holders of long-term debt are not filed herewith. Registrant hereby agrees to furnish a copy of any such other instruments to the Securities and Exchange Commission upon request.

10.01 Lease dated December 12, 1989 between Nelco Products, Inc. and James Emmi regarding real property located at 1100 East Kimberly Avenue, Anaheim, California and letter dated December 29, 1994 from Nelco Products, Inc. to James Emmi exercising its option to extend such Lease. (Reference is made to Exhibit 10.01 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 1996, Commission File No. 1-4415, which is incorporated herein by reference.)

10.02 Lease dated December 12, 1989 between Nelco Products, Inc. and James Emmi regarding real property located at 1107 East Kimberly Avenue, Anaheim, California and letter dated December 29, 1994 from Nelco Products, Inc. to James Emmi exercising its option to extend such Lease. (Reference is made to Exhibit 10.02 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 1996, Commission File No. 1-4415, which is incorporated herein by reference.)








Exhibit
Number                               Description

10.03 Lease Agreement dated August 16, 1983 and Exhibit C, First Addendum to Lease, between Nelco Products, Inc. and TCLW/Fullerton regarding real property located at 1411 E. Orangethorpe Avenue, Fullerton, California. (Reference is made to Exhibit 10.03 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 1996, Commission File No. 1-4415, which is incorporated herein by reference.)

10.03(a) Second Addendum to Lease dated January 26, 1987 to Lease Agreement dated August 16, 1983 (see Exhibit 10.03 hereto) between Nelco Products, Inc. and TCLW/Fullerton regarding real property located at 1421 E. Orangethorpe Avenue, Fullerton, California. (Reference is made to Exhibit 10.03(a) of the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1995, Commission File No. 1-4415, which is incorpo-rated herein by reference.)

10.03(b) Third Addendum to Lease dated January 7, 1991 and Fourth Addendum to Lease dated January 7, 1991 to Lease Agreement dated August 16, 1983 (see Exhibit 10.03 hereto) between Nelco Products, Inc. and TCLW/Fullerton regarding real property located at 1411, 1421 and 1431 E. Orangethorpe Avenue, Fullerton, California. (Reference is made to Exhibit 10.03(b) of the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1997, Commission File No. 1-4415, which is incorporated herein by reference.)

10.03(c) Fifth Addendum to Lease dated July 5, 1995 to Lease Agreement dated August 16, 1983 (See Exhibit 10.03 hereto) between Nelco Products, Inc. and TCLW/Fullerton regarding real property located at 1411 E. Orangethorpe Avenue, Fullerton, California. (Reference is made to Exhibit 10.03(c) of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 1996, Commission File No. 1-4415, which is incorporated herein by reference.)

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

10.04(b) Letter dated August 28, 1997 from Nelco Technology, Inc. to SPT Real Estate Corp. E extending the Lease dated February 15, 1983 (see Exhibit 10.04 hereto) and Second Amendment to Lease dated February 2, 1998 to Lease dated February 15, 1993 (see Exhibit
            10.04 hereto) between Nelco Technology, Inc. and SPT Real Estate Corp. E regarding real property located at 1130 West Geneva Drive, Tempe, Arizona.



Exhibit
Number                               Description

10.05 Lease Agreement dated May 26, 1982 between Nelco Products Pte. Ltd. (lease was originally entered into by Kiln Technique (Pri-vate) Limited, which subsequently assigned this lease to Nelco Products Pte. Ltd.) and the Jurong Town Corporation regarding real property located at 4 Gul Crescent, Jurong, Singapore. (Reference is made to Exhibit 10.05 of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by reference.)

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

10.06(b) 1992 Stock Option Plan of the Company, as amended by First Amendment thereto. (This exhibit is a management contract or compensatory plan or arrangement.)

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

10.07(b) Amendment No. 2 dated December 5, 1996 to the Amended and Restated Employment Agreement dated February 28, 1994 (see
            Exhibit 10.07 hereto) between the Company and Jerry Shore. (Reference is made to Exhibit 10.07(b) of the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1997, Commission File No. 1-4415, which is incorporated herein by reference. This exhibit is a management contract or compensatory plan or arrangement.)

10.07(c) Amendment No. 3 dated October 14, 1997 to the Amended and Restated Employment Agreement dated February 28, 1994 (see
            Exhibit 10.07 hereto) between the Company and Jerry Shore. (This exhibit is a management contract or compensatory plan or arrangement.)


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

10.08(b) Letter dated June 30, 1997 from FiberCote Industries, Inc. to Geoffrey Etherington II extending the Lease dated April 15, 1988 (see Exhibit 10.08 hereto) between FiberCote Industries, Inc. and Geoffrey Etherington II regarding real property located at 172 East Aurora Street, Waterbury, Connecticut.

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

Exhibit
Number                               Description

10.10(a) Letter dated October 17, 1996 from Zin-Plas Corporation to Philip L. Johnson extending the Lease dated October 1, 1991 (see
            Exhibit 10.10 hereto) between Zin-Plas Corporation and Philip L. Johnson d/b/a Johnson Development Company regarding real property located at 25 North Park, N.E., Comstock Park, Michigan. (Reference is made to Exhibit 10.10(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1997, Commission File No. 1-4415, which is incorporated herein by reference.)

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

10.13 Lease dated December 12, 1990 between Neltec, Inc. and NZ Properties, Inc. regarding real property located at 1420 W. 12th Place, Tempe, Arizona. (Reference is made to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1997, Commission File No. 1-4415, which is incorporated herein by reference.)

10.13(a) Letter dated January 8, 1996 from Neltec, Inc. to NZ Properties, Inc. exercising its option to extend the Lease dated December 12, 1990 (see Exhibit 10.13 hereto) between Neltec, Inc. and NZ Properties, Inc. regarding real property located at 1420 W. 12th Place, Tempe, Arizona. (Reference is made to Exhibit 10.13(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1997, Commission File No. 1-4415, which is incorporated herein by reference.)

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

10.14(e) Letter dated July 31, 1996 from Dielectric Polymers, Inc. to Holyoke Supply Company, Inc. exercising its option to extend the Indenture of Lease dated November 1, 1984 (see Exhibit 10.14 hereto) between Dielectric Polymers, Inc. and Holyoke Supply Company, Inc. regarding real property located at 218 Race Street, Holyoke, Massachusetts. (Reference is made to Exhibit 10.14(e) of the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1997, Commission File No. 1-4415, which is incorporated herein by reference.)

10.14(f) 1997 Extension to Amendment to Second Extension of Lease dated March 26, 1997 to Indenture of Lease dated November 1, 1984 (see
            Exhibit 10.14 hereto) between Dielectric Polymers, Inc. and Holyoke Supply Company, Inc. regarding real property located at 218 Race Street, Holyoke, Massachusetts. (Reference is made to
            Exhibit 10.14(f) of the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1997, Commission File No. 1-4415, which is incorporated herein by reference.)

10.14(g) Letter dated August 27, 1997 from Dielectric Polymers, Inc. to Holyoke Supply Company, Inc. extending the Indenture of Lease (see Exhibit 10.14 hereto) between Dielectric Polymers, Inc. and Holyoke Supply Company, Inc. regarding real property located at 218 Race Street, Holyoke, Massachusetts.



Exhibit
Number                               Description

10.15 Lease dated January 8, 1992 between Nelco Technology, Inc. and CMD Southwest, Inc. regarding real property located at 1135 West Geneva Drive, Tempe, Arizona. (Reference is made to Exhibit
            10.15 of the Company's Annual Report on Form 10-K for the fiscal year ended March 1, 1992, Commission File No. 1-4415, which is incorporated herein by reference.)

10.15(a) First Amendment dated July 8, 1996 to Lease dated January 8, 1992 (see Exhibit 10.15 hereto) between Nelco Technology, Inc. and CMD Southwest, Inc. regarding real property located at 1135 West Geneva Drive, Tempe, Arizona. (Reference is made to Exhibit 10.15(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1997, Commission File No. 1-4415, which is incorporated herein by reference.)

10.16 Tenancy Agreement dated October 8, 1992 between Nelco Products Pte. Ltd. and Jurong Town Corporation regarding real property located at 36 Gul Lane, Jurong Town, Singapore. (Reference is made to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by reference.)

10.16(a) Tenancy Agreement dated November 3, 1995 between Nelco Products Pte. Ltd. and Jurong Town Corporation regarding real property located at 36 Gul Lane, Jurong Town, Singapore. (Reference is made to Exhibit 10.16(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1997, Commission File No. 1-4415, which is incorporated herein by reference.)

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

10.19       Sale and Purchase Agreement dated 29 October 1997 between Dieter
            G. Weiss, Lothar Hubert Reinartz, Nelco International Corporation and Park Electrochemical Corp. relating to the sale and purchase of shares of capital in Dielektra GmbH. (Reference is made to Exhibit 10.01 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1997, Commission File No. 1-4415, which is incorporated herein by reference.)

21.01       Subsidiaries of the Company.

23.01       Consent of Ernst & Young LLP.

27.01(a) Financial Data Schedule - Annual information restated for impact of SFAS 128 Change to Earnings Per Share Calculations.

27.01(b) Financial Data Schedule - First quarter information restated for impact of SFAS 128 Change to Earnings Per Share Calculations.

27.01(c) Financial Data Schedule - Second quarter information restated for impact of SFAS 128 Change to Earnings Per Share
            Calculations.

27.01 (d)   Financial Data Schedule - Third quarter information restated for impact of SFAS 128 Change to Earnings Per Share Calculations.