Form 10-Q
period 1998-03-31
PARK ELECTROCHEMICAL CORP
filed 1998-07-14
CIK 76267

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 F O R M  10-Q


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1998

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

      Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes [X]     No [ ]


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


                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,400,427 as of July 10, 1998.

                          PARK ELECTROCHEMICAL CORP.
                               AND SUBSIDIARIES




                               TABLE OF CONTENTS


                                                                    Page
                                                                   Number
                                                                   ------
PART I.     FINANCIAL INFORMATION:

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
             May 31, 1998 (Unaudited) and
             March 1, 1998 ......................................     4

            Consolidated Statements of Earnings
             13 weeks ended May 31, 1998 and
             June 1, 1997 (Unaudited)............................     5

            Condensed Consolidated Statements of Cash Flows
             13 weeks ended May 31, 1998 and
             June 1, 1997 (Unaudited)............................     6

            Notes to Condensed Consolidated Financial
             Statements (Unaudited) .............................     7

   Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations .........................................     9


PART II.    OTHER INFORMATION:

   Item 1.  Legal Proceedings ...................................    13

   Item 6.  Exhibits and Reports on Form 8-K ....................    13


SIGNATURES  .....................................................    14

EXHIBIT INDEX....................................................    15

                        PART I.  FINANCIAL INFORMATION




Item 1.     Financial Statements.

            The Company's Financial Statements begin on the next page.

                         PARK ELECTROCHEMICAL CORP.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands)
                                                  May 31,          March 1,
                                                   1998              1998
                                                  -------          --------
ASSETS                                          (Unaudited)           *
Current assets:

  Cash and cash equivalents                      $ 31,299         $ 45,102

  Marketable securities                           124,169          113,358

  Accounts receivable, net                         52,640           53,511

  Inventories (Note 2)                             24,782           26,953

  Prepaid expenses and other current assets         8,522            8,456
                                                 --------          -------
     Total current assets                         241,412          247,380

Property, plant and equipment, net                111,669          108,116

Other assets                                        3,755            3,833
                                                 --------         --------
                                                 $356,836         $359,329
                                                 ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable                               $ 29,046         $ 37,426

  Accrued liabilities                              23,696           25,261

  Income taxes payable                             10,030            8,140
                                                 --------         --------
     Total current liabilities                     62,772           70,827

Long-term debt                                    100,000          100,000

Deferred income taxes                               9,069            8,781

Deferred pension liability and other               13,539           13,317

Stockholders' equity:
   Common stock                                     1,358            1,358
   Additional paid-in capital                      52,990           52,990
   Retained earnings                              135,058          130,435
   Treasury stock, at cost                        (17,105)         (17,113)
   Accumulated other non-owner changes               (845)          (1,266)
                                                 ---------        ---------
     Total stockholders' equity                   171,456          166,404
                                                 ---------        ---------
                                                 $356,836         $359,329
                                                 =========        =========

*The balance sheet at March 1, 1998 has been derived from the audited financial statements at that date.

                         PARK ELECTROCHEMICAL CORP.
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF EARNINGS
            (Unaudited--in thousands, except per share amounts)
                                                        13 Weeks Ended
                                                 -------------------------
                                                  May 31,          June 1,
                                                   1998             1997
                                                  -------          -------

Net sales                                        $99,855          $91,633

Cost of sales                                     82,484           73,592
                                                 --------         --------
Gross profit                                      17,371           18,041

Selling, general and administrative expenses      10,135            9,473
                                                 --------         --------

Profit from operations                             7,236            8,568
                                                 --------         --------

Other income (expense):
  Interest and other income, net                   2,049            1,990
  Interest expense                                (1,378)          (1,356)
                                                 --------         --------

       Total other income                            671              634
                                                 --------         --------

Earnings before income taxes                       7,907            9,202

Income tax provision                               2,372            3,037
                                                 --------         --------

Net earnings                                     $ 5,535          $ 6,165
                                                 ========         ========

Earnings per share (Note 3):
  Basic                                          $   .48          $   .55
  Diluted                                        $   .46          $   .51


Weighted average number of common and
common equivalent shares outstanding:
  Basic                                           11,502           11,273
  Diluted                                         14,073           13,847


Dividends per share                              $   .08          $   .08


                              PARK ELECTROCHEMICAL CORP.
                                   AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited--in thousands)
                                                           13 weeks ended
                                                       ----------------------
                                                        May 31,       June 1,
                                                         1998          1997
                                                        -------       -------
Net cash provided by operating activities              $ 4,118       $16,400
                                                       --------      --------

Cash flows from investing activities:
 Purchases of property, plant and
  equipment, net                                        (6,444)       (3,307)
 Purchases of marketable securities                    (55,058)      (46,636)
 Proceeds from sales of marketable
  securities                                            44,231        36,862
                                                       --------      --------
  Net cash used in investing activities                (17,271)      (13,081)
                                                       --------      --------


Cash flows from financing activities:
 Dividends paid                                           (912)         (902)
 Proceeds from exercise of stock options                    16            14
                                                       --------      --------
  Net cash used in financing activities                   (896)         (888)
                                                       --------      --------

(Decrease) increase in cash and cash equivalents
 before exchange rate changes                          (14,049)        2,431

Effect of exchange rate changes on cash
 and cash equivalents                                      246             2
                                                       --------      --------

(Decrease) increase in cash and cash equivalents       (13,803)        2,433
Cash and cash equivalents, beginning of
 period                                                 45,102        42,321
                                                       --------      --------
Cash and cash equivalents, end of period               $31,299       $44,754
                                                       ========      ========


Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                           $ 2,750       $   -
    Income taxes                                           187           135




                          PARK ELECTROCHEMICAL CORP.
                               AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The condensed consolidated balance sheet as of May 31, 1998, the consolidated statements of earnings for the 13 weeks ended May 31, 1998 and June 1, 1997, and the condensed consolidated statements of cash flows for the 13 weeks then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at May 31, 1998, and the results of operations and cash flows for all periods presented, have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 1, 1998.

2.   INVENTORIES

     Inventories consist of the following:
                                                   (In thousands)
                                             May 31,           March 1,
                                              1998               1998
                                             -------           --------
          Raw materials                      $10,664           $10,686
          Work-in-process                      4,622             5,740
          Finished goods                       8,502             9,806
          Manufacturing supplies                 994               721
                                             -------           -------
                                             $24,782           $26,953
                                             =======           =======

3.  EARNINGS PER SHARE

    The following table sets forth the calculation of basic and diluted earnings per share for the periods specified (in thousands, except per share amounts):
                                                    13 weeks ended
                                                    --------------
                                               May 31,          March 1,
                                                1998              1998
                                               -------          --------
    Net income for basic EPS                     5,535            6,165
    Add interest on 5.5% convertible
     subordinated notes, net of taxes              905              873
                                                ------           ------
    Net income for diluted EPS                   6,440            7,038
                                                ======           ======
    Weighted average common shares
     outstanding for basic EPS                  11,502           11,273
    Net effect of dilutive options                 201              204
    Assumed conversion of 5.5% convertible
     subordinated notes                          2,370            2,370
                                                ------           ------
    Weighted average shares outstanding
     for diluted EPS                            14,073           13,847
                                                ======           ======

    EPS-basic                                     0.48             0.55
    EPS-diluted                                   0.46             0.51

4.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      Effective March 2, 1998 the Company adopted Statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income" (SFAS No. 130), which establishes standards for reporting changes in equity from non-owner sources in the financial statements. Total non-owner changes in stockholders' equity were $5,956,000 and $6,071,000 for the three months ended May 31, 1998 and June 1, 1997, respectively, which primarily represents net income and foreign currency translation adjustments.

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

            The Company's electronic materials operations accounted for approximately 89% and 87%, respectively, of net sales worldwide in the last two fiscal years and approximately 91% and 89%, respectively, in the three-month periods ended May 31, 1998 and June 1, 1997. The Company's foreign electronic materials operations accounted for approximately 31% and 29%, respectively, of net sales worldwide in the 1998 and 1997 fiscal years and approximately 36% in the three-month period ended May 31, 1998 and approximately 27% in the three-month period ended June 1, 1997.

            Park is also engaged in the engineered materials and plumbing hardware businesses, which consist of the Company's specialty adhesive tape and film business, its advanced composite materials business and its plumbing hardware business, all of which operate as independent business units. These businesses accounted for approximately 11% and 13%, respectively, of the Company's total net sales worldwide in each of the last two fiscal years and approximately 9% and 11%, respectively, in the three-month periods ended May 31, 1998 and June 1, 1997.

            The sales growth that the Company achieved during the fiscal year ended March 1, 1998 and prior fiscal years continued in the three-month period ended May 31, 1998, led by growth in sales by the Company's Asian and European electronic materials operations and the inclusion of Dielektra in the Company's sales, which was only partially offset by the slight decline in sales by the Company's North American electronic materials operations. However, the earnings growth that the Company achieved during its 1998 fiscal year did not continue in the 1999 fiscal year first quarter, primarily as a result of earnings declines in the Company's North American electronic materials operations.

            During the Company's 1999 fiscal year first quarter and during its 1998 fiscal year and for several years prior thereto, more than 10% of the Company's total sales were to Delco Electronics Corporation, a subsidiary of General Motors Corp. Sales to Delco Electronics represented 15.8%, 17.3% and 17.1% of the Company's total sales worldwide for the 1998, 1997 and 1996 fiscal years, respectively.

            However, in March 1998, the Company was informed by Delco that Delco planned to close its printed circuit board fabrication plant and completely exit the printed circuit board manufacturing business. As a result, the Company's sales to Delco declined significantly during the three-month period ended May 31, 1998 and are expected to be negligible during the remainder of the 1999 fiscal year and in future years. In May 1998, the Company and its subsidiary, Nelco Technology, Inc., filed a complaint against Delco Electronics Corporation and the Delphi Automotive Systems unit of General Motors Corp. in the United States District Court for the District of Arizona. The complaint alleges, among other things, that Delco breached its contract to purchase semi-finished multilayer printed circuit boards from Nelco and that Delphi interfered with Nelco's contract with Delco, and seeks compensatory and punitive damages of not less than $170 million.

            Although the Company's electronic materials segment is not dependent on this single customer, the loss of this customer may have a material adverse effect on the business of this segment in the fiscal year ending February 28, 1999 and in subsequent fiscal years.


Three Months Ended May 31, 1998 Compared with Three Months Ended June 1,
1997:

            The Company's electronic materials business was principally responsible for the decline in the Company's results of operations for the three-month period ended May 31, 1998. The market for sophisticated printed circuit materials experienced weakness during the 1999 fiscal year first quarter which the Company believes was attributable to an industry-wide inventory correction and the Asian financial crisis.

            During the three-month period ended May 31, 1998, the Company's electronic materials business experienced inefficiencies caused by operating its facilities at levels significantly lower than their designed manufacturing capacity and faced price pressure from its customers. These factors adversely affected the Company's gross margins. The Company's performance was also adversely affected by a significant decline in the volume of its business with Delco Electronics during the quarter, which negatively affected the Company's margins.

            Operating results of the Company's engineered materials and plumbing hardware business also declined considerably during the three-month period ended May 31, 1998.


            Results of Operations

            Sales for the three-month period ended May 31, 1998 increased 9.0% to $99.9 million from $91.6 million for last fiscal year's comparable period. Sales of the electronic materials business for the three-month period ended May 31, 1998 were $90.6 million, or 91% of total sales worldwide, compared with $81.4 million, or 89% of total sales worldwide, for last fiscal year's comparable period. This 11% increase in sales of electronic materials was principally the result of higher volume of electronic materials shipped and an increase in sales of higher technology products. Sales of the engineered materials and plumbing hardware business for the three-month period ended May 31, 1998 were $9.3 million compared with $10.2 million for last fiscal year's comparable period. This decrease in sales was the result of reduced sales of plumbing hardware products, which surpassed an increase in sales in the advanced composite materials business.

            The Company's foreign electronic materials operations accounted for $35.7 million of sales, or 36% of the Company's total sales worldwide, during the three-month period ended May 31, 1998 compared with $24.7 million of sales, or 27% of total sales worldwide, during last fiscal year's comparable period. Sales by the Company's foreign operations during the 1999 fiscal year first quarter increased 45% from the 1998 fiscal year comparable period. While sales by each of the Company's foreign operations were higher in the 1999 fiscal year first quarter compared with the 1998 fiscal year first quarter, the increase in sales by foreign operations was principally due to the inclusion of Dielektra in the Company's sales and an
increase in sales by the Company's Asian operations.   The Company expanded
the manufacturing capacity of its facility in Singapore during the 1998 and 1997 fiscal years and is engaged in a further expansion of the Singapore manufacturing facility during the Company's 1999 fiscal year.

            The gross margin for the Company's worldwide operations was 17.4% during the three-month period ended May 31, 1998 compared with 19.7% for last fiscal year's comparable period. The deterioration in the gross margin was attributable to inefficiencies caused by operating facilities at levels significantly lower than their designed capacity, price pressure exerted by customers, and reduced sales volumes with Delco Electronics, which offset the continuing growth in sales of higher technology, higher margin products.

            Selling, general and administrative expenses, measured as a percentage of sales, were 10.2% during the three-month period ended May 31, 1998 compared with 10.3% during last fiscal year's comparable period.

            For the reasons set forth above, profit from operations for the three-month period ended May 31, 1998 decreased 16% to $7.2 million from $8.6 million for last fiscal year's comparable period.

            Interest and other income, principally investment income, was $2.0 million for the three-month period ended May 31, 1998 compared with the same amount for last fiscal year's comparable period. The Company's investments were primarily short-term taxable instruments and government securities. Interest expense for the three-month period ended May 31, 1998 was $1.4 million compared with the same amount during last fiscal year's comparable period. At the end of the 1996 fiscal year, the Company issued $100 million principal amount of 5.5% Convertible Subordinated Notes due 2006 (the "Notes"); as a result, all of such Notes were outstanding during the quarter ended May 31, 1998 and the last fiscal year, which resulted in the associated interest expense and contributed to the cash available for investment.

            The Company's effective income tax rate for the three-month period ended May 31, 1998 was 30.0% compared with 33.0% for last fiscal year's comparable period. This decrease in the effective tax rate was primarily the result of favorable foreign tax rate differentials.

            Net earnings for the three-month period ended May 31, 1998 decreased 10% to $5.5 million from $6.2 million for last fiscal year's comparable period. Basic and diluted earnings per share decreased to $0.48 and $0.46, respectively, for the three-month period ended May 31, 1998 from $0.55 and $0.51, respectively, for last fiscal year's comparable period. These decreases in net earnings and earnings per share were attributable to the Company's lower operating results.


Liquidity and Capital Resources:

            At May 31, 1998, the Company's cash and temporary investments were $155.5 million compared with $158.5 million at March 1, 1998, the end of the Company's 1998 fiscal year. The decrease in the Company's cash and investment position at May 31, 1998 was attributable to investments in property, plant and equipment in excess of cash provided from operating activities, as discussed below. The Company's working capital was $178.6 million at May 31, 1998 compared with $176.6 million at March 1, 1998. The increase at May 31, 1998 compared with March 1, 1998 was due to lower accounts payable and accrued liabilities, offset in part by the decrease in cash and temporary investments and modest decreases in accounts receivable and inventories. The Company's current ratio (the ratio of current assets to current liabilities) was 3.8 to 1 at May 31, 1998 compared with 3.5 to 1 at March 1, 1998.

            During the three-months ended May 31, 1998, cash provided by net earnings before depreciation and amortization of $9.0 million was reduced by a net increase in working capital items, resulting in $4.1 million of cash provided from operating activities, and the Company expended $6.4 million
for  the  purchase of property, plant and equipment.   Net expenditures for
property, plant and equipment were $18.3 million and $18.7 million in the 1998 and 1997 fiscal years, respectively. The Company expects the level of capital expenditures in the 1999 fiscal year to be higher than in the 1998 fiscal year. The Company is planning further expansions of its electronic materials operations, particularly in the United States and Asia.

            At May 31, 1998, the Company's only long-term debt was the Notes. The Company believes its financial resources will be sufficient, for the foreseeable future, to provide for continued investment in property, plant and equipment and for general corporate purposes. Such resources would also be available for appropriate acquisitions and other expansions of the Company's business.

            In the three month periods ended May 31, 1998 and June 1, 1997, the Company charged less than $0.1 million against pretax income for environmental remedial response and voluntary cleanup costs (including legal fees). While annual expenditures have generally been constant from year to year, and may increase over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At May 31, 1998 and March 1, 1998, the recorded liability in accrued liabilities for environmental matters was $3.5 million. Management does not expect that environmental matters will have a material adverse effect on the liquidity, capital resources, business or consolidated financial position of the Company.


Factors That May Affect Future Results.

            Certain portions of this Report which do not relate to historical financial information may be deemed to constitute forward-looking statements that are subject to various factors which could cause actual results to differ materially from Park's expectations or from results which might be projected, forecast, estimated or budgeted by the Company in forward-looking statements. Such factors include, but are not limited to, general conditions in the electronics industry, the Company's competitive position, the status of the Company's relationships with its customers, economic conditions in international markets, and the various factors set forth under the caption "Factors That May Affect Future Results" after Item 7 of Park's Annual Report on Form 10-K for the fiscal year ended March 1, 1998.

                        PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

         In May 1998, The Company and its subsidiary, Nelco Technology, Inc., filed a complaint against Delco Electronics Corporation and Delphi Automotive Systems in the United States District Court for the District of Arizona. The complaint alleges, among other things, that Delco breached its contract to purchase semi-finished multilayer printed circuit boards from Nelco and that Delphi interfered with Nelco's contract with Delco and seeks compensatory and punitive damages of not less than $170 million.

         The Company announced in March 1998 that it had been informed by Delco Electronics that Delco planned to close its printed circuit board fabrication plant and exit the printed circuit board manufacturing business. As a result, the Company's sales to Delco declined significantly during the three-month period ended May 31, 1998 and are expected to be negligible during the remainder of the 1999 fiscal year and in future years. The Company had been Delco's principal supplier of semi-finished multilayer printed circuit board materials for more than ten years. These materials were used by Delco to produce finished multilayer printed circuit boards. Sales to Delco Electronics represented 15.8%, 17.3% and 17.1% of the Company's total worldwide sales for the 1998, 1997 and 1996 fiscal years, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of this Report and "Factors That May Affect Future Results" after Item 2 of this Report.


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits:

         Exhibit
         Number

         27.01    Financial Data Schedule

    (b) No reports on Form 8-K have been filed during the fiscal quarter ended May 31, 1998.

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




                                            Park Electrochemical Corp.
                                            ---------------------------
                                                  (Registrant)




Date:  July 13, 1998                        /s/Brian E. Shore
                                            ---------------------------
                                                  Brian E. Shore
                                                  President and
                                              Chief Executive Officer





Date:  July 13, 1998                        /s/Murray O. Stamer
                                            ---------------------------
                                                  Murray O. Stamer
                                              Corporate Controller and
                                              Chief Accounting Officer

                               EXHIBIT INDEX




Exhibit No.     Name                                               Page

   27.01        Financial Data Schedule (filed
                 only by electronic transmission
                 with EDGAR filing with the
                 Securities and Exchange Commission)..........      -