Form 10-Q
period 1998-08-30
PARK ELECTROCHEMICAL CORP
filed 1998-10-13
CIK 76267

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                F O R M  10-Q


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 30, 1998

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


                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,420,227 as of October 9, 1998.

                         PARK ELECTROCHEMICAL CORP.
                              AND SUBSIDIARIES




                              TABLE OF CONTENTS


                                                                    Page
                                                                   Number
                                                                   ------
PART I.     FINANCIAL INFORMATION:

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
             August 30, 1998 (Unaudited) and
             March 1, 1998 ......................................     4

            Consolidated Statements of Earnings
             13 weeks and 26 weeks ended August 30, 1998 and
             August 31, 1997 (Unaudited).......................       5

            Condensed Consolidated Statements of Cash Flows
             26 weeks ended August 30, 1998 and
             August 31, 1997 (Unaudited).......................       6

            Notes to Condensed Consolidated Financial
             Statements (Unaudited) .............................     7

   Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations .........................................     9

   Factors That May Affect Future Results........................    13


PART II.    OTHER INFORMATION:

   Item 1.  Legal Proceedings ...................................    14

   Item 4.  Submission of Matters to a Vote of
            Security Holders.....................................    14

   Item 6.  Exhibits and Reports on Form 8-K ....................    14


SIGNATURES  .....................................................    15

EXHIBIT INDEX....................................................    16

                       PART I.  FINANCIAL INFORMATION




Item 1.   Financial Statements

          The Company's Financial Statements begin on the next page.

                         PARK ELECTROCHEMICAL CORP.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands)
                                                August 30,        March 1,
                                                   1998             1998
                                               -----------        --------
ASSETS                                         (Unaudited)           *
Current assets:

  Cash and cash equivalents                       $ 43,347         $ 45,102

  Marketable securities                            109,513          113,358

  Accounts receivable, net                          49,084           53,511

  Inventories (Note 2)                              25,105           26,953

  Prepaid expenses and other current assets          8,486            8,456
                                                  --------         --------
     Total current assets                          235,535          247,380

Property, plant and equipment, net                 116,147          108,116

Other assets                                         3,680            3,833
                                                  --------         --------
                                                  $355,362         $359,329
                                                  ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable                                $ 29,896         $ 37,426

  Accrued liabilities                               22,393           25,261

  Income taxes payable                               8,271            8,140
                                                  --------         --------
     Total current liabilities                      60,560           70,827

Long-term debt                                     100,000          100,000

Deferred income taxes                                9,303            8,781

Deferred pension and other liabilities              13,856           13,317

Stockholders' equity:
   Common stock                                      1,358            1,358
   Additional paid-in capital                       52,993           52,990
   Retained earnings                               134,371          130,435
   Treasury stock, at cost                         (16,944)         (17,113)
   Accumulated other non-owner changes                (135)          (1,266)
                                                  ---------        ---------
     Total stockholders' equity                    171,643          166,404
                                                  ---------        ---------
                                                  $355,362         $359,329
                                                  =========        =========

*The balance sheet at March 1, 1998 has been derived from the audited financial statements at that date.

                         PARK ELECTROCHEMICAL CORP.
                             AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF EARNINGS
               (Unaudited--in thousands, except per share amounts)

                                13 Weeks Ended            26 Weeks Ended
                            ------------------------  ------------------------
                             August 30,   August 31,   August 30,   August 31,
                                1998         1997         1998         1997
                             ----------   ----------   ----------   ----------
Net sales                     $86,348      $83,086     $186,203     $174,719

Cost of sales                  77,355       68,146      159,839      141,738
                              --------     --------    ---------    ---------
Gross profit                    8,993        14,940       26,364       32,981

Selling, general and
  administrative expenses       9,660        8,518       19,795       17,991
                              --------     --------    ---------    ---------
  Profit (loss) from
   operations                    (667)       6,422        6,569       14,990
                              --------     --------    ---------    ---------

Other income (expense):
 Interest and other
  income, net                   2,099        2,174        4,148        4,164
 Interest expense              (1,394)      (1,354)      (2,772)      (2,710)
                              --------     --------    ---------    ---------

    Total other income            705          820        1,376        1,454
                              --------     --------    ---------    ---------
Earnings before income taxes       38        7,242        7,945       16,444

Income tax provision (benefit)   (187)       2,390        2,185        5,427
                              --------     --------    ---------    ---------
Net earnings                  $   225      $ 4,852      $ 5,760      $11,017
                              ========     ========    =========    =========

Earnings per share (Note 3):
 Basic                        $   .02      $   .43      $   .50      $   .98
 Diluted                      $   .02      $   .41      $   .49      $   .92


Weighted average number of
common and common equivalent
shares outstanding:
 Basic                         11,512       11,283       11,507       11,278
 Diluted                       11,633       13,915       11,668       13,881

Dividends per share           $   .08      $   .08      $   .16      $   .16



                              PARK ELECTROCHEMICAL CORP.
                                   AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited--in thousands)
                                                            26 Weeks Ended
                                                      -------------------------
                                                      August 30,    August 31,
                                                         1998          1997
                                                      ----------   ------------
Net cash provided by operating activities              $ 8,992       $18,299
                                                       --------      --------

Cash flows from investing activities:
 Purchases of property, plant and
  equipment, net                                       (13,666)       (6,714)
 Purchases of marketable securities                    (85,995)      (78,086)
 Proceeds from sales of marketable
  securities                                            89,919        65,373
                                                       --------      --------
  Net cash used in investing
   activities                                           (9,742)      (19,427)
                                                       --------      --------


Cash flows from financing activities:
 Dividends paid                                         (1,824)       (1,804)
 Proceeds from exercise of stock options                   180           200
                                                       --------      --------
  Net cash used in financing activities                 (1,644)       (1,604)
                                                       --------      --------

Decrease in cash and cash equivalents
 before effect of exchange rate changes                 (2,394)       (2,732)

Effect of exchange rate changes on cash
 and cash equivalents                                      639          (294)
                                                       --------      --------

Decrease in cash and cash equivalents                   (1,755)       (3,026)

Cash and cash equivalents, beginning of period          45,102        42,321
                                                       --------      --------
Cash and cash equivalents, end of period               $43,347       $39,295
                                                       ========      ========


Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                           $ 2,750       $ 2,750
    Income taxes                                       $ 1,264       $ 5,300




                          PARK ELECTROCHEMICAL CORP.
                               AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of August 30, 1998, the consolidated statements of earnings for the 13 weeks and 26 weeks ended August 30, 1998 and August 31, 1997, and the condensed consolidated statements of cash flows for the 26 week periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at August 30, 1998, and the results of operations and cash flows for all periods presented, have been made.

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

2.   INVENTORIES

     Inventories consist of the following:
                                                   (In thousands)
                                            August 30,         March 1,
                                               1998              1998
                                            ----------        ----------
          Raw materials                      $10,667           $10,686
          Work-in-process                      4,882             5,740
          Finished goods                       8,522             9,806
          Manufacturing supplies               1,034               721
                                             -------           -------
                                             $25,105           $26,953
                                             =======           =======

3.   EARNINGS PER SHARE

     The following table sets forth the calculation of basic and diluted earnings per share for the periods specified (in thousands, except per share amounts):
                                       13 weeks ended        26 weeks ended
                                       --------------        --------------
                                   August 30, August 31,  August 30, August 31,
                                      1998       1997        1998       1997
                                   ---------- ----------  ---------- ----------
 Net income for basic EPS            $   225    $ 4,852      $ 5,760    $11,017
 Add interest on 5.5% convertible
  subordinated notes, net of taxes    *             873       *           1,746
                                    -------     -------      -------    -------
 Net income for diluted EPS          $   225    $ 5,725      $ 5,760    $12,763
                                     =======    =======      =======    =======
 Weighted average common shares
  outstanding for basic EPS           11,512     11,283       11,507     11,278
 Net effect of dilutive options          121        262          161        233
 Assumed conversion of 5.5%
  convertible subordinated notes      *           2,370       *           2,370
                                     -------    -------      -------    -------
 Weighted average shares
  outstanding for diluted EPS         11,633     13,915       11,668     13,881
                                     =======    =======      =======    =======
 EPS-basic                           $   .02    $   .43      $   .50    $   .98
 EPS-diluted                         $   .02    $   .41      $   .49    $   .92



*For the 13 and 26 weeks ended August 30, 1998 the effects of the 5.5% convertible subordinated notes were not considered as their effect was anti-dilutive.

4.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Effective March 2, 1998 the Company adopted Statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income" (SFAS No.
     130), which establishes standards for reporting changes in equity from non-owner sources in the financial statements. Total non-owner changes in stockholders' equity were $935,000 and $3,941,000 for the three-month periods ended August 30, 1998 and August 31, 1997, respectively, and $6,891,000 and $10,012,000 for the six-month periods ended August 30, 1998 and August 31, 1997, respectively, which represents primarily net income and foreign currency translation adjustments.

5.   SUBSEQUENT EVENT

     During the month of September 1998, the Company repurchased 1,103,200 shares of its common stock at a total cost of $13,452,000 pursuant to share repurchase authorizations announced on June 24, 1998 and September 9, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Park is a leading global designer and producer of advanced electronic materials used to fabricate complex multilayer printed circuit boards and electronic interconnect systems. Park's electronic materials business is operated by its "Nelco" group of companies. In October 1997, the Company acquired Dielektra GmbH, a manufacturer of advanced electronic materials, including mass-laminated multilayer panels and continuously produced copper-clad laminates, located in Cologne, Germany. The Company's customers for its advanced printed circuit materials include leading independent circuit board fabricators and large electronic equipment manufacturers in the computer, telecommunications, transportation, aerospace and instrumentation industries.

            The Company's electronic materials operations accounted for approximately 89% and 87%, respectively, of net sales worldwide in the last two fiscal years, approximately 89% and 90% in the three-month period and six-month period, respectively, ended August 30, 1998 and approximately 88% in each of the three-month and six-month periods ended August 31, 1997. The Company's foreign electronic materials operations accounted for approximately 31% and 29%, respectively, of net sales worldwide in the 1998 and 1997 fiscal years, approximately 43% and 39% in the three-month period and six-month period, respectively, ended August 30, 1998 and approximately 28% in each of the three-month and six-month periods ended August 31, 1997.

            Park is also engaged in the engineered materials and plumbing hardware businesses, which consist of the Company's specialty adhesive tape and film business, its advanced composite materials business and its plumbing hardware business, all of which operate as independent business units. These businesses accounted for approximately 11% and 13%, respectively, of the Company's total net sales worldwide in the last two fiscal years, approximately 11% and 10% in the three-month period and six-month period, respectively, ended August 30, 1998 and approximately 12% in each of the three-month and six-month periods ended August 31, 1997.

            The sales growth that the Company achieved during the fiscal year ended March 1, 1998 and prior fiscal years continued in the three-month and six-month periods ended August 30, 1998, led by growth in sales by the Company's Asian electronic materials operations and the inclusion of Dielektra in the Company's sales, which was only partially offset by the declines in sales by the Company's North American electronic materials operations resulting principally from the loss of sales to Delco Electronics, discussed below. However, the earnings growth that the Company achieved during its 1998 fiscal year did not continue in the 1999 fiscal year first and second quarters, primarily as a result of earnings declines in the Company's North American electronic materials operations, which were caused primarily by the loss of sales to Delco Electronics.

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

            However, in March 1998, the Company was informed by Delco that Delco planned to close its printed circuit board fabrication plant and completely exit the printed circuit board manufacturing business. As a result, the Company's sales to Delco declined during the three-month period ended May 31, 1998, were negligible during the three-month period ended August 30, 1998 and are expected to be negligible during the remainder of the 1999 fiscal year and in future years. In May 1998, the Company and its Nelco subsidiary in Arizona filed a complaint against Delco Electronics Corporation and the Delphi Automotive Systems unit of General Motors Corp.

in the United States District Court for the District of Arizona. The complaint alleges, among other things, that Delco breached its contract to purchase semi-finished multilayer printed circuit boards from Nelco and that Delphi interfered with Nelco's contract with Delco, and seeks compensatory and punitive damages of not less than $170 million.

            The loss of this customer had a material adverse effect on the business of the Company's electronic materials segment during the three-month period ended August 30, 1998 and may continue to have a negative effect during the remaining portion of the fiscal year ending February 28, 1999 and in subsequent fiscal years.

Three and Six Months Ended August 30, 1998 Compared with Three and Six Months Ended August 31, 1997:

            The Company's electronic materials business was principally responsible for the decline in the Company's results of operations for the three-month and six-month periods ended August 30, 1998. The market for sophisticated printed circuit materials experienced weakness during the 1999 fiscal year first and second quarters, and the Company believes this was attributable to an industry-wide inventory correction, the Asian financial crisis and global economic weakness.

            During the three-month and six-month periods ended August 30, 1998, the Company's electronic materials business experienced inefficiencies caused by operating its facilities at levels significantly lower than their designed manufacturing capacity and faced intense price pressure from its customers. These factors adversely affected the Company's gross margins. The Company's performance was also adversely affected by a decline in the volume of its business with Delco Electronics during the first quarter and the absence of such business during the second quarter, which negatively affected the Company's margins.

            Operating results of the Company's engineered materials and plumbing hardware business also declined during the three-month and six-month periods ended August 30, 1998. This decline was attributable primarily to the plumbing hardware business.

            Results of Operations

            Sales for the three-month and six-month periods ended August 30, 1998 increased 4% to $86.3 million and 7% to $186.2 million, respectively, from $83.1 million and $174.7 million for last fiscal year's comparable periods. Sales of the electronic materials business for the three-month and six-month periods ended August 30, 1998 were $77.2 million and $167.8 million, respectively, or approximately 89% and 90%, respectively, of total sales worldwide, compared with $72.8 million and $154.2 million, respectively, or 88% of total sales worldwide for last fiscal year's comparable periods. The increases in sales of electronic materials was principally the result of higher volume of electronic materials shipped, an increase in sales of higher technology products and the inclusion of Dielektra in the Company's sales. Sales of the engineered materials and plumbing hardware business for the three-month and six-month periods ended August 30, 1998 were $9.1 million and $18.4 million, respectively, compared with approximately 12% higher sales for last fiscal year's comparable periods. This decrease was mainly the result of reduced sales in the plumbing hardware business.

            The Company's foreign electronic materials operations accounted for $36.9 million and $72.6 million, respectively, of sales, or 43% and 39% of the Company's total sales worldwide, during the three-month and six-month periods ended August 30, 1998 compared with $24.0 million and $48.6 million, respectively, of sales, or 29% and 28% of total sales worldwide, during last fiscal year's comparable periods. While sales by each of the Company's foreign operations were higher in the 1999 fiscal year first and second quarters compared with the 1998 fiscal year first and second quarters, the increase in sales by foreign operations was principally due to the inclusion of Dielektra in the Company's sales and an increase in sales by the Company's Asian operations. The Company expanded the manufacturing capacity of its facility in Singapore during the 1998 and 1997 fiscal years and is engaged in a further expansion of the Singapore manufacturing facility during the Company's 1999 fiscal year.

            The gross margins for the Company's worldwide operations were 10.4% and 14.2%, respectively, during the three-month and six-month periods ended August 30, 1998 compared with 18.0% and 18.9%, respectively, for last fiscal year's comparable periods. The decline in the gross margins in the 1999 fiscal year first half was attributable to inefficiencies caused by operating facilities at levels significantly lower than their designed capacity, price pressure exerted by customers, and reduced sales volumes with Delco Electronics, which offset the continuing growth in sales of higher technology, higher margin products.

            Selling, general and administrative expenses, measured as a percentage of sales, were 11.2% and 10.7% during the three-month period and six-month period, respectively, ended August 30, 1998 compared with 10.3% during each of last fiscal year's comparable periods.

            For the reasons set forth above, profit from operations for the three-month period ended August 30, 1998 declined to a loss of $667 thousand from $6.4 million for last fiscal year's comparable period, while profit from operations for the six-month period ended August 30, 1998 declined 56% to $6.6 million from $15.0 million for last fiscal year's comparable period.

            Interest and other income, principally investment income, was $2.1 million and $4.2 million, respectively, for the three-month and six-month periods ended August 30, 1998 compared with approximately the same amounts for last fiscal year's comparable periods. The Company's investments were primarily short-term taxable instruments and government securities. Interest expense for the three-month and six-month periods ended August 30, 1998 was $1.4 million and $2.8 million, respectively, compared with approximately the same amounts during last fiscal year's comparable periods. The Company's interest expense is related primarily to its $100 million principal amount of 5.5% Convertible Subordinated Notes due 2006 (the "Notes") issued in February 1996.

            The Company recorded a tax benefit of $187,000 for the three-month period ended August 30, 1998 compared with an effective income tax rate of 33.0% for last fiscal year's comparable period, and the Company's effective income tax rate for the six-month period ended August 30, 1998 was 27.5% compared with 33.0% for last fiscal year's comparable period. This decrease in the effective tax rate was primarily the result of a change in the Company's income mix among the tax jurisdictions in which the Company does business.

            Net earnings for the three-month and six-month periods ended August 30, 1998 decreased 95% to $225 thousand and 48% to $5.8 million, respectively, from $4.9 million and $11.0 million, respectively, for last fiscal year's comparable periods. Basic and diluted earnings per share each decreased to $0.02 for the three-month period ended August 30, 1998 from $0.43 and $0.41, respectively, for last fiscal year's comparable period, and basic and diluted earnings per share decreased to $0.50 and $0.49, respectively, for the six-month period ended August 30, 1998 from $0.98 and $0.92, respectively, for last fiscal year's comparable period. These decreases in net earnings and earnings per share were attributable to the Company's lower operating results.

Liquidity and Capital Resources:

            At August 30, 1998, the Company's cash and temporary investments were $152.9 million compared with $158.5 million at March 1, 1998, the end of the Company's 1998 fiscal year. The decrease in the Company's cash and investment position at August 30, 1998 was attributable to investments in property, plant and equipment in excess of cash provided from operating activities, as discussed below. The Company's working capital was $175.0 million at August 30, 1998 compared with $176.6 million at March 1, 1998. The decrease at August 30, 1998 compared with March 1, 1998 was due principally to the reductions in cash and temporary investments, receivables and inventories, offset in part by lower payables and accrued liabilities. The Company's current ratio (the ratio of current assets to current liabilities) was 3.9 to 1 at August 30, 1998 compared with 3.5 to 1 at March 1, 1998.

            During the six-months ended August 30, 1998, cash provided by net earnings before depreciation and amortization of $12.4 million was reduced by a net increase in working capital items, resulting in $9.0 million of cash provided from operating activities, and the Company expended $13.7 million for the purchase of property, plant and equipment. Net expenditures for property, plant and equipment were $18.3 million and $18.7 million in the 1998 and 1997 fiscal years, respectively. The Company is planning further expansions of its electronic materials operations, particularly in the United States and Asia.

            At August 30, 1998, the Company's only long-term debt was the Notes. The Company believes its financial resources will be sufficient, for the foreseeable future, to provide for continued investment in property, plant and equipment and for general corporate purposes. Such resources, including the proceeds from the Notes, would also be available for appropriate acquisitions and other expansions of the Company's business.

            In the six month periods ended August 30, 1998 and August 31, 1997, the Company charged less than $0.1 million against pretax income for environmental remedial response and voluntary cleanup costs (including legal fees). While annual expenditures have generally been constant from year to year, and may increase over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At August 30, 1998 and March 1, 1998, the recorded liability in accrued liabilities for environmental matters was $3.5 million. Management does not expect that environmental matters will have a material adverse effect on the liquidity, capital resources, business, consolidated results of operations or consolidated financial position of the Company.

Year 2000:

            Year 2000 issues relate to system failures or errors resulting from computer programs and embedded computer chips which utilize dates with only two digits instead of four digits to represent a year. A dated field with two digits representing a year may result in an error or failure due to the system's not being able to recognize "00" as the Year 2000. The Company is reviewing its worldwide computer systems, including systems controlling manufacturing equipment and facilities operations, for Year 2000 readiness and is implementing a plan to resolve existing issues.

            The Company is upgrading its information systems to improve their functionality and efficiency. As part of this ongoing system development, the Company is modifying or replacing existing computer programs so that they will function properly with respect to dates beyond December 31, 1999. The customization and development of the Company's computer programs is being undertaken with the assistance of external consultants. A major component of this project includes the replacement of legacy computer programs with a fully integrated Oracle based system. The Oracle system is being implemented at one Company location at a time. The Company has developed a contingency plan to upgrade the existing legacy system to function beyond 1999 for those locations which have not completed the conversion to the Oracle based system.

            The Company anticipates that all critical systems will be modified for Year 2000 compliance by mid-1999 and believes that, after such modifications have been completed, Year 2000 issues will not pose significant operational problems. As mentioned in the preceding paragraph, the primary reason for the extensive system modifications which are being undertaken by the Company was the improvement of the functionality and efficiency of the Company's existing information systems. Accordingly, the Company's budget for these information technology improvements included enhanced Year 2000 compliant software. Management does not expect that the incremental cost of its Year 2000 compliance program will have a material adverse effect on the liquidity, capital resources, business, consolidated results of operations or consolidated financial position of the Company.

Environmental Matters:

            In addition to the risks of the failure to locate and correct Year 2000 problems in the Company's information systems and software programs that control various equipment functions, the Company is exposed to the risk of the Year 2000 readiness of its suppliers, as well as suppliers to its suppliers, customers and other third parties. Although the Company has initiated a program to communicate with all of its significant suppliers and customers to determine the extent to which the Company is vulnerable to a failure by such a third party to adequately address its own Year 2000 issues, the Company does not have control over these third parties and, as a result, cannot currently estimate to what extent the failure of these third parties to successfully address their Year 2000 issues may adversely affect the Company's liquidity, capital resources, business, consolidated results of operations or consolidated financial position.


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

                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

         In May 1998, the Company and its Nelco subsidiary in Arizona filed a complaint against Delco Electronics Corporation and Delphi Automotive Systems in the United States District Court for the District of Arizona. The complaint alleges, among other things, that Delco breached its contract to purchase semi-finished multilayer printed circuit boards from Nelco and that Delphi interfered with Nelco's contract with Delco and seeks compensatory and punitive damages of not less than $170 million.

         The Company announced in March 1998 that it had been informed by Delco Electronics that Delco planned to close its printed circuit board fabrication plant and exit the printed circuit board manufacturing business. As a result, the Company's sales to Delco declined significantly during the three-month period ended May 31, 1998, were negligible during the three-month period ended August 30, 1998 and are expected to be negligible during the remainder of the 1999 fiscal year and in future years. The Company had been Delco's principal supplier of semi-finished multilayer printed circuit board materials for more than ten years. These materials were used by Delco to produce finished multilayer printed circuit boards. Sales to Delco Electronics represented 15.8%, 17.3% and 17.1% of the Company's total worldwide sales for the 1998, 1997 and 1996 fiscal years, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of this Report and "Factors That May Affect Future Results" after Item 2 of this Report.

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Shareholders held on July 15, 1998:

    (a) the persons elected as directors of the Company and the voting for such persons were as follows:

                                                   Authority
             Name                Votes For          Withheld
         --------------         ----------         ---------
         Mark S. Ain            10,164,121           300,802
         Anthony Chiesa         10,213,257           251,666
         Lloyd Frank            10,215,557           249,366
         Brian E. Shore         10,222,067           242,856
         Jerry Shore            10,221,463           243,460
         E. Phillip Smoot       10,222,593           242,330

    (b) amendments to the Company's 1992 Stock Option Plan were approved by the Shareholders to increase the aggregate number of shares of Common Stock of the Company authorized for issuance under such Plan by 300,000 shares and to authorize the grant of stock options under such Plan to directors of the Company who are not employees of the Company. There were 9,643,655 votes for these amendments, 512,284 votes against, and 308,980 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         Exhibit
         Number

         27.01     Financial data schedule

    (b) No reports on Form 8-K have been filed during the fiscal quarter ended August 30, 1998.

                                  SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            Park Electrochemical Corp.
                                            ---------------------------
                                                  (Registrant)




Date:  October 13, 1998                     /s/Brian E. Shore
       ----------------                     ---------------------------
                                                Brian E. Shore
                                                 President and
                                             Chief Executive Officer





Date:  October 13, 1998                     /s/Murray O. Stamer
       ----------------                     ---------------------------
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