Form 10-Q
period 1998-11-29
PARK ELECTROCHEMICAL CORP
filed 1999-01-12
CIK 76267

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                F O R M  10-Q


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 29, 1998

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


                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,318,377 as of January 8, 1999.

                         PARK ELECTROCHEMICAL CORP.
                              AND SUBSIDIARIES




                              TABLE OF CONTENTS


                                                                    Page
                                                                   Number
                                                                   ------
PART I.     FINANCIAL INFORMATION:

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
             November 29, 1998 (Unaudited) and
             March 1, 1998 ......................................     4

            Consolidated Statements of Earnings
             13 weeks and 39 weeks ended November 29, 1998 and
             November 30, 1997 (Unaudited).......................     5

            Condensed Consolidated Statements of Cash Flows
             39 weeks ended November 29, 1998 and
             November 30, 1997 (Unaudited).......................     6

            Notes to Condensed Consolidated Financial
             Statements (Unaudited) .............................     7

   Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations .........................................     9

   Factors That May Affect Future Results........................    13


PART II.    OTHER INFORMATION:

   Item 1.  Legal Proceedings ...................................    14

   Item 6.  Exhibits and Reports on Form 8-K ....................    14


SIGNATURES  .....................................................    15

EXHIBIT INDEX....................................................    16

                       PART I.  FINANCIAL INFORMATION




Item 1.   Financial Statements

          The Company's Financial Statements begin on the next page.

                         PARK ELECTROCHEMICAL CORP.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands)
                                               November 29,        March 1,
                                                  1998               1998
                                               -----------        --------
ASSETS                                         (Unaudited)           *
Current assets:

  Cash and cash equivalents                       $ 30,072         $ 45,102

  Marketable securities                            103,041          113,358

  Accounts receivable, net                          63,652           53,511

  Inventories (Note 2)                              28,656           26,953

  Prepaid expenses and other current assets          7,778            8,456
                                                  --------         --------
     Total current assets                          233,199          247,380

Property, plant and equipment, net                 118,243          108,116

Other assets                                         3,731            3,833
                                                  --------         --------
                                                  $355,173         $359,329
                                                  ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable                                $ 36,847         $ 37,426

  Accrued liabilities                               22,984           25,261

  Income taxes payable                               9,003            8,140
                                                  --------         --------
     Total current liabilities                      68,834           70,827

Long-term debt                                     100,000          100,000

Deferred income taxes                                9,681            8,781

Deferred pension and other liabilities              14,310           13,317

Stockholders' equity:
   Common stock                                      1,358            1,358
   Additional paid-in capital                       52,994           52,990
   Retained earnings                               137,794          130,435
   Treasury stock, at cost (Note 4)                (30,386)         (17,113)
   Accumulated other non-owner changes                 588           (1,266)
                                                  ---------        ---------
     Total stockholders' equity                    162,348          166,404
                                                  ---------        ---------
                                                  $355,173         $359,329
                                                  =========        =========

*The balance sheet at March 1, 1998 has been derived from the audited financial statements at that date.

                         PARK ELECTROCHEMICAL CORP.
                             AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF EARNINGS
               (Unaudited--in thousands, except per share amounts)

                                13 Weeks Ended            39 Weeks Ended
                            ------------------------  ------------------------
                            November 29, November 30,  November 29, November 30,
                                1998         1997         1998         1997
                            -----------  -----------   -----------  -----------
Net sales                    $103,290      $97,625     $289,493     $272,344

Cost of sales                  87,294       77,774      247,133      219,512
                             ---------     --------    ---------    ---------
Gross profit                   15,996        19,851       42,360       52,832

Selling, general and
  administrative expenses      10,991       10,115       30,786       28,106
                             ---------     --------    ---------    ---------
  Profit from
   operations                   5,005        9,736       11,574       24,726
                             ---------     --------    ---------    ---------

Other income (expense):
 Interest and other
  income, net                   1,788        2,086        5,936        6,250
 Interest expense              (1,393)      (1,374)      (4,165)      (4,084)
                             ---------     --------    ---------    ---------

    Total other income            395          712        1,771        2,166
                             ---------     --------    ---------    ---------
Earnings before income taxes    5,400       10,448       13,345       26,892

Income tax provision            1,151        3,452        3,336        8,879
                             ---------     --------    ---------    ---------
Net earnings                 $  4,249      $ 6,996      $10,009      $18,013
                             =========     ========    =========    =========

Earnings per share (Note 3):
 Basic                       $    .41      $   .62      $   .90      $  1.59
 Diluted                     $    .40      $   .56      $   .89      $  1.48


Weighted average number of
common and common equivalent
shares outstanding:
 Basic                         10,483       11,366       11,166       11,307
 Diluted                       12,941       13,993       11,302       13,918

Dividends per share          $    .08      $   .08      $   .24      $   .24



                              PARK ELECTROCHEMICAL CORP.
                                   AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited--in thousands)
                                                            39 Weeks Ended
                                                     --------------------------
                                                     November 29,   November 30,
                                                         1998          1997
                                                     -----------    -----------
Net cash provided by operating activities              $ 8,288        $26,200
                                                       --------       --------

Cash flows from investing activities:
 Purchases of property, plant and
  equipment, net                                       (18,682)       (10,958)
 Purchases of marketable securities                   (105,061)       (98,446)
 Proceeds from sales of marketable
  securities                                           115,487         75,651
 Acquisition of business, net of cash
  acquired                                                -            (5,178)
                                                       --------       --------
  Net cash used in investing
   activities                                           (8,256)       (38,931)
                                                       --------       --------


Cash flows from financing activities:
 Dividends paid                                         (2,650)        (2,708)
 Proceeds from exercise of stock options                   183            297
 Purchase of treasury stock                            (13,452)           -
                                                       --------       --------
  Net cash used in financing activities                (15,919)        (2,411)
                                                       --------       --------

Decrease in cash and cash equivalents
 before effect of exchange rate changes                (15,887)       (15,142)

Effect of exchange rate changes on cash
 and cash equivalents                                      857             24
                                                       --------       --------

Decrease in cash and cash equivalents                  (15,030)       (15,118)

Cash and cash equivalents, beginning of period          45,102         42,321
                                                       --------       --------
Cash and cash equivalents, end of period               $30,072        $27,203
                                                       ========       ========


Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                           $ 5,500        $ 5,500
    Income taxes                                       $ 1,479        $ 6,747

Non-cash investing activities:
  Stock issued in connection with acquisition             -           $ 2,074


                          PARK ELECTROCHEMICAL CORP.
                               AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of November 29, 1998, the consolidated statements of earnings for the 13 weeks and 39 weeks ended November 29, 1998 and November 30, 1997, and the condensed consolidated statements of cash flows for the 39 week periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at November 29, 1998, and the results of operations and cash flows for all periods presented, have been made.

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

2.   INVENTORIES

     Inventories consist of the following:
                                                   (In thousands)
                                           November 29,        March 1,
                                               1998              1998
                                           -----------        ----------
          Raw materials                      $ 9,938           $10,686
          Work-in-process                      5,595             5,740
          Finished goods                      12,271             9,806
          Manufacturing supplies                 852               721
                                             -------           -------
                                             $28,656           $26,953
                                             =======           =======

3.   EARNINGS PER SHARE

     The following table sets forth the calculation of basic and diluted earnings per share for the periods specified (in thousands, except per share amounts):
                                     13 weeks ended        39 weeks ended
                                     --------------        --------------
                                 November 29, November 30, November 29, November 30,
                                     1998        1997         1998        1997
                                 ----------- ----------- ------------ ------------
Net income for basic EPS             $ 4,249     $ 6,996      $10,009     $18,013
Add interest on 5.5% convertible
 subordinated notes, net of taxes        905         901       *            2,647
                                     -------     -------      -------     -------
Net income for diluted EPS           $ 5,154     $ 7,897      $10,009     $20,660
                                     =======     =======      =======     =======
 Weighted average common shares
  outstanding for basic EPS           10,483      11,366       11,166      11,307
 Net effect of dilutive options           88         257          136         241
 Assumed conversion of 5.5%
  convertible subordinated notes       2,370       2,370       *            2,370
                                     -------     -------      -------     -------
 Weighted average shares
  outstanding for diluted EPS         12,941      13,993       11,302      13,918
                                     =======     =======      =======     =======
 EPS-basic                           $   .41     $   .62      $   .90     $  1.59
 EPS-diluted                         $   .40     $   .56      $   .89     $  1.48

*For the 39 weeks ended November 29, 1998 the effects of the 5.5% convertible subordinated notes were not considered as their effect was anti-dilutive.

4.   TREASURY STOCK

     During the 13 weeks ended November 29, 1998, the Company repurchased 1,103,200 shares of its common stock at a total cost of $13,452,000 pursuant to share repurchase authorizations announced on June 24, 1998 and September 9, 1998.

5.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Effective March 2, 1998 the Company adopted Statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income" (SFAS No.
     130), which establishes standards for reporting changes in equity from non-owner sources in the financial statements. Total non-owner changes in stockholders' equity were $4,972,000 and $7,815,000 for the 13 weeks ended November 29, 1998 and November 30, 1997, respectively, and $11,863,000 and $17,827,000 for the 39 weeks ended November 29, 1998 and
     November 30, 1997, respectively, which represents primarily net income and foreign currency translation adjustments.

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

            The Company's electronic materials operations accounted for approximately 89% and 87%, respectively, of net sales worldwide in the last two fiscal years, approximately 91% and 90% in the three-month period and nine-month period, respectively, ended November 29, 1998 and approximately 90% and 89% in the three-month period and nine-month period, respectively, ended November 30, 1997. The Company's foreign electronic materials operations accounted for approximately 31% and 29%, respectively, of net sales worldwide in the 1998 and 1997 fiscal years, approximately 42% and 40% in the three-month period and nine-month period, respectively, ended November 29, 1998 and approximately 32% and 29% in the three-month period and nine-month period, respectively, ended November 30, 1997.

            Park is also engaged in the engineered materials and plumbing hardware businesses, which consist of the Company's specialty adhesive tape and film business, its advanced composite materials business and its plumbing hardware business, all of which operate as independent business units. These businesses accounted for approximately 11% and 13%, respectively, of the Company's total net sales worldwide in the last two fiscal years, approximately 9% and 10% in the three-month period and nine-month period, respectively, ended November 29, 1998 and approximately 10% and 11% in the three-month and nine-month period, respectively, ended November 30, 1997.

            The sales growth that the Company achieved during the fiscal year ended March 1, 1998 and prior fiscal years continued in the three-month and nine-month periods ended November 29, 1998, led by growth in sales by the Company's electronic materials operations and the inclusion of Dielektra in the Company's sales, which was partially offset by the loss of sales to Delco Electronics, discussed below. However, the earnings growth that the Company achieved during its 1998 fiscal year did not continue in the 1999 fiscal year first, second and third quarters, primarily as a result of earnings declines in the Company's North American electronic materials operations, which were caused primarily by the loss of sales to Delco Electronics.

            During the Company's 1999 fiscal year first quarter and during its 1998 fiscal year and for several years prior thereto, more than 10% of the Company's total sales were to Delco Electronics Corporation, a subsidiary of General Motors Corp. Sales to Delco Electronics represented 14.8% of the Company's total sales worldwide for the fiscal year 1999 first quarter and 15.8% and 17.3% of the Company's total sales worldwide for the 1998 and 1997 fiscal years, respectively.

            However, in March 1998, the Company was informed by Delco that Delco planned to close its printed circuit board fabrication plant and completely exit the printed circuit board manufacturing business. As a result, the Company's sales to Delco declined during the three-month period ended May 31, 1998, were negligible during the three-month period ended August 30, 1998, were nil during the three-month period ended November 29, 1998 and are expected to be nil during the remainder of the 1999 fiscal year and in future years. In May 1998, the Company and its Nelco subsidiary in Arizona filed a complaint against Delco Electronics Corporation and the Delphi Automotive Systems unit of General Motors Corp. in the United States District Court for the District of Arizona. The complaint alleges, among other things, that Delco breached its contract to purchase semi-finished multilayer printed circuit boards from Nelco and that Delphi interfered with Nelco's contract with Delco, and seeks compensatory and punitive damages of not less than $170 million.

            The loss of this customer had a material adverse effect on the business of the Company's electronic materials segment during the three-month and nine-month periods ended November 29, 1998 and may continue to have a negative effect during the remaining portion of the fiscal year ending February 28, 1999 and in subsequent fiscal years.

Three and Nine Months Ended November 29, 1998 Compared with Three and Nine Months Ended November 30, 1997:

            The Company's electronic materials business was principally responsible for the decline in the Company's results of operations for the three-month and nine-month periods ended November 29, 1998. This decline was caused primarily by the reduction in the volume of the Company's business with Delco Electronics during the first quarter and the absence of such business during the second and third quarters, which negatively affected the Company's margins.

            During the three-month and nine-month periods ended November 29, 1998, the Company's electronic materials business experienced inefficiencies caused by operating certain of its facilities at levels lower than their designed manufacturing capacity and faced intense price pressure from its customers. These factors adversely affected the Company's gross margins. The Company's performance was also adversely affected by weakness in the market for sophisticated printed circuit materials during the 1999 fiscal year first and second quarters and to a lesser extent during the 1999 fiscal year third quarter. The Company believes this weakness was attributable to an industry-wide inventory correction, the Asian financial crisis and global economic weakness.

            The Company's results of operations and margins improved in the three-month period ended November 29, 1998 compared with the prior three-month period principally as a result of the electronic material business' reducing its internal costs and maximizing the utilization of its manufacturing resources, working closely with its suppliers to reduce its raw material costs and increasing its market share with certain key customers.

            Operating results of the Company's engineered materials and plumbing hardware business also declined during the three-month and nine-month periods ended November 29, 1998. This decline was attributable principally to the advanced composite materials business.

            Results of Operations

            Sales for the three-month and nine-month periods ended November 29, 1998 increased 6% to $103.3 million and 6% to $289.5 million, respectively, from $97.6 million and $272.3 million for last fiscal year's comparable periods. Sales of the electronic materials business for the three-month and nine-month periods ended November 29, 1998 were $93.6 million and $261.4 million, respectively, or approximately 91% and 90%, respectively, of total sales worldwide, compared with $87.5 million and $241.6 million, respectively, or approximately 90% and 89%, respectively, of total sales worldwide for last fiscal year's comparable periods. The increases in sales of electronic materials was principally the result of higher volume of electronic materials shipped, an increase in sales of higher technology products and the inclusion of Dielektra in the Company's sales. Sales of the engineered materials and plumbing hardware business for the three-month and nine-month periods ended November 29, 1998 decreased 5% to $9.7 million and 9% to $28.1 million, respectively, from $10.2 million and $30.7 million for last fiscal year's comparable periods.

            The Company's foreign electronic materials operations accounted for $43.5 million and $116.1 million, respectively, of sales, or 42% and 40% of the Company's total sales worldwide, during the three-month and nine-month periods ended November 29, 1998 compared with $31.7 million and $80.3 million, respectively, of sales, or 32% and 29% of total sales worldwide, during last fiscal year's comparable periods. While sales by each of the Company's foreign operations were higher in the 1999 fiscal year first, second and third quarters compared with the 1998 fiscal year first, second and third quarters, the increase in sales by foreign operations was principally due to the inclusion of Dielektra in the Company's sales and increases in sales by the Company's Asian operations in the first and second quarters and by the Company's operations in England and France in the third quarter. The Company expanded the manufacturing capacity of its facility in Singapore during the 1998 and 1997 fiscal years and is engaged in a further expansion of the Singapore manufacturing facility during the Company's 1999 fiscal year.

            The gross margins for the Company's worldwide operations were 15.5% and 14.6%, respectively, during the three-month and nine-month periods ended November 29, 1998 compared with 20.3% and 19.4%, respectively, for last fiscal year's comparable periods. The decline in the gross margins in the 1999 fiscal year periods was attributable to inefficiencies caused by operating facilities at levels lower than their designed capacity, price pressure exerted by customers, and reduced sales volumes with Delco Electronics, which offset the continuing growth in sales of higher technology, higher margin products. However, the gross margin improved in the three-month period ended November 29, 1998 compared with the prior three-month period as a result of reductions in internal costs and in raw material costs in the Company's electronic materials operations and increases in market share with certain key electronic materials customers.

            Selling, general and administrative expenses, measured as a percentage of sales, were 10.7% and 10.6% during the three-month period and nine-month period, respectively, ended November 29, 1998 compared with 10.3% during each of last fiscal year's comparable periods.

            For the reasons set forth above, profit from operations for the three-month period ended November 29, 1998 declined 49% to $5.0 million from $9.7 million for last fiscal year's comparable period, and profit from operations for the nine-month period ended November 29, 1998 declined 53% to $11.6 million from $24.7 million for last fiscal year's comparable period.

            Interest and other income, principally investment income, declined 14% to $1.8 million and 5% to $5.9 million, respectively, for the three-month and nine-month periods ended November 29, 1998 from $2.1 million and $6.3 million, respectively, for last fiscal year's comparable periods. The declines in investment income were attributable to reductions in cash available for investment and a decrease in prevailing interest rates. The Company's investments were primarily short-term taxable instruments and government securities. Interest expense for the three-month and nine-month periods ended November 29, 1998 was $1.4 million and $4.2 million, respectively, compared with approximately the same amounts during last fiscal year's comparable periods. The Company's interest expense is related primarily to its $100 million principal amount of 5.5% Convertible Subordinated Notes due 2006 (the "Notes") issued in February 1996.

            The Company's effective income tax rate for the three-month period ended November 29, 1998 was 21.3% compared with 33.0% for last fiscal year's comparable period, and the Company's effective income tax rate for the nine-month period ended November 29, 1998 was 25.0% compared with 33.0% for last fiscal year's comparable period. This decrease in the effective tax rate was primarily the result of a change in the Company's income mix among the tax jurisdictions in which the Company does business.

            Net earnings for the three-month and nine-month periods ended November 29, 1998 decreased 39% to $4.2 million and 44% to $10.0 million, respectively, from $7.0 million and $18.0 million, respectively, for last fiscal year's comparable periods. Basic and diluted earnings per share decreased to $0.41 and $0.40, respectively, for the three-month period ended November 29, 1998 from $0.62 and $0.56, respectively, for last fiscal year's comparable period, and basic and diluted earnings per share decreased to $0.90 and $0.89, respectively, for the nine-month period ended November 29, 1998 from $1.59 and $1.48, respectively, for last fiscal year's comparable period. These decreases in net earnings and earnings per share were attributable to the Company's lower operating results.

Liquidity and Capital Resources:

            At November 29, 1998, the Company's cash and temporary investments were $133.1 million compared with $158.5 million at March 1, 1998, the end of the Company's 1998 fiscal year. The decrease in the Company's cash and investment position at November 29, 1998 was attributable to investments in property, plant and equipment and repurchases of the Company's Common Stock in excess of cash provided from operating activities, as discussed below. The Company's working capital was $164.4 million at November 29, 1998 compared with $176.6 million at March 1, 1998. The decrease at November 29, 1998 compared with March 1, 1998 was due principally to the reduction in cash and temporary investments, offset in part by higher receivables and inventories and lower accrued liabilities. The Company's current ratio (the ratio of current assets to current liabilities) was 3.4 to 1 at November 29, 1998 compared with 3.5 to 1 at March 1, 1998.

            During the nine-months ended November 29, 1998, cash provided by net earnings, before depreciation and amortization, of $20.5 million was reduced by a net increase in working capital items, resulting in $8.3 million of cash provided from operating activities, while the Company expended $18.7 million for the purchase of property, plant and equipment and $13.5 million for repurchases of the Company's Common Stock. Net expenditures for property, plant and equipment were $18.3 million and $18.7 million in the 1998 and 1997 fiscal years, respectively. The Company is planning further expansions of its electronic materials operations, particularly in the United States and Asia.

            At November 29, 1998, the Company's only long-term debt was the Notes. The Company believes its financial resources will be sufficient, for the foreseeable future, to provide for continued investment in property, plant and equipment and for general corporate purposes. Such resources, including the proceeds from the Notes, would also be available for appropriate acquisitions and other expansions of the Company's business.

Environmental Matters:

            In the nine-month periods ended November 29, 1998 and November 30, 1997, the Company charged less than $0.1 million against pretax income for environmental remedial response and voluntary cleanup costs (including legal fees). While annual expenditures have generally been constant from year to year, and may increase over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At November 29, 1998 and March 1, 1998, the recorded liability in accrued liabilities for environmental matters was $3.5 million. Management does not expect that environmental matters will have a material adverse effect on the liquidity, capital resources, business, consolidated results of operations or consolidated financial position of the Company.

Year 2000:

            Year 2000 issues relate to system failures or errors resulting from computer programs and embedded computer chips which utilize dates with only two digits instead of four digits to represent a year. A dated field with two digits representing a year may result in an error or failure due to the system's inability to recognize "00" as the Year 2000. The Company is reviewing its worldwide computer systems, including systems controlling manufacturing equipment and facilities operations, for Year 2000 readiness and is implementing a plan to resolve existing issues.

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

            The Company anticipates that all critical systems will be modified for Year 2000 compliance during 1999 and believes that, after such modifications have been completed, Year 2000 issues will not pose significant operational problems. As mentioned in the preceding paragraph, the primary reason for the extensive system modifications which are being undertaken by the Company was the improvement of the functionality and efficiency of the Company's existing information systems. Accordingly, the Company's budget for these information technology improvements included enhanced Year 2000 compliant software. Management does not expect that the incremental cost of its Year 2000 compliance program will have a material adverse effect on the liquidity, capital resources, business, consolidated results of operations or consolidated financial position of the Company.

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

         The Company announced in March 1998 that it had been informed by Delco Electronics that Delco planned to close its printed circuit board fabrication plant and exit the printed circuit board manufacturing business. As a result, the Company's sales to Delco declined significantly during the three-month period ended May 31, 1998, were negligible during the three-month period ended August 30, 1998, were nil during the three-month period ended November 29, 1998 and are expected to be nil during the remainder of the 1999 fiscal year and in future years. The Company had been Delco's principal supplier of semi-finished multilayer printed circuit board materials for more than ten years. These materials were used by Delco to produce finished multilayer printed circuit boards. Sales to Delco Electronics represented 15.8%, 17.3% and 17.1% of the Company's total worldwide sales for the 1998, 1997 and 1996 fiscal years, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of this Report and "Factors That May Affect Future Results" after Item 2 of this Report.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         Exhibit
         Number

         27.01     Financial data schedule

    (b) No reports on Form 8-K have been filed during the fiscal quarter ended November 29, 1998.

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




Date:  January 12, 1999                     /s/Brian E. Shore
       ----------------                     ---------------------------
                                                Brian E. Shore
                                                 President and
                                             Chief Executive Officer





Date:  January 12, 1999                     /s/Murray O. Stamer
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