Form 10-K
period 1999-02-28
PARK ELECTROCHEMICAL CORP
filed 1999-05-27
CIK 76267

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                            _______________

                               FORM 10-K

                   FOR ANNUAL AND TRANSITION REPORTS
                PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended February 28, 1999

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

                                                        As of Close
Title of Class        Aggregate Market Value          of Business On
Common Stock,             $248,199,336*                May 14, 1999
$.10 par value

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                           Shares                As of Close
Title of Class           Outstanding            of Business On
Common Stock,            10,341,639              May 14, 1999
$.10 par value

                  DOCUMENTS INCORPORATED BY REFERENCE

  Proxy Statement for Annual Meeting of Shareholders to be held July
   13, 1999 incorporated by reference into Part III of this Report.
=====================================================================

*Included in such amount are 1,015,032 shares of common stock valued at $24.00 per share and held by Jerry Shore, the Registrant's Chairman of the Board and a member of the Registrant's Board of Directors.

[cover page 2 of 2 pages]

































                              TABLE OF CONTENTS


                                                                   Page

                                   PART I

Item 1.     Business............................................     3

Item 2.     Properties..........................................    12

Item 3.     Legal Proceedings...................................    13

Item 4.     Submission of Matters to a Vote of Security Holders.    14

            Executive Officers of the Registrant................    14


                                   PART II

Item 5.     Market for the Registrant's Common Equity and
             Related Stockholder Matters........................    16

Item 6.     Selected Financial Data.............................    16

Item 7.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations................    18

            Factors That May Affect Future Results..............    25

Item 7A.    Quantitative and Qualitative Disclosures About
             Market Risk........................................    27

Item 8.     Financial Statements and Supplementary Data.........    27

Item 9.     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure................    47


                                  PART III

Item 10.    Directors and Executive Officers of the Registrant..    47

Item 11.    Executive Compensation..............................    47

Item 12.    Security Ownership of Certain Beneficial Owners
             and Management.....................................    47

Item 13.    Certain Relationships with Related Transactions.....    47


                                   PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports
             on Form 8-K........................................    48

















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

        In October 1997, the Company acquired Dielektra GmbH, located in Cologne, Germany. Dielektra manufactures advanced electronic materials, including continuously produced copper-clad laminates and mass-laminated multilayer panels, used to produce sophisticated multilayer printed circuit boards. Dielektra became part of Park's Nelco group of companies. See Note 14 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

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

        The sales and long-lived assets of the Company's operations by geographic area for the last three fiscal years are also set forth in Note 12 of the Notes to Consolidated Financial Statements in Item 8 of this Report. The Company's foreign operations are conducted principally by the Company's subsidiaries in the United Kingdom, France, Germany and Singapore. The Company's foreign operations are subject to the impact of foreign currency fluctuations. See Note 1 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

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

        Park founded the modern day printed circuit industry in 1957 by inventing a composite material consisting of an epoxy resin substrate reinforced with fiberglass cloth which was laminated together with sheets of thin copper foil. This epoxy-glass copper-clad laminate system is still used to construct the large majority of today's advanced printed circuit products. In 1962, the Company invented the first multilayer printed circuit materials system used to construct multilayer printed circuit boards. The Company also pioneered vacuum lamination and many other manufacturing technologies used in the industry today. In addition, the Company's subsidiary, Dielektra GmbH in Germany, which the Company acquired in 1997, owns a patented process for continuously producing thin copper-clad laminates for printed circuit board applications. The Company believes it is one of the industry's technological leaders.

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

        During the 1999 fiscal year, the Company introduced several new high technology electronic materials products, including:

 .       N4000-6FC - Nelco's faster curing version of its high-performance, high-temperature N4000-6 product, which improves customers' cycle times in processing the product;

 .       N4000-7 - Nelco's completely new mid-range product with exceptional
        CTE (coefficient of thermal expansion) and thermal properties, which provides customers with a cost effective alternative material that can be designed into very complex circuit boards;

 .       N4000-13SI - Nelco's new version of the N4000-13 product introduced during the 1997 fiscal year, which has even more advanced electrical properties than the N4000-13 product and which is intended for high frequency digital applications; and

 .       N6000 and N6000SI - These products, which have been developed under license from Asahi Chemical of Japan, are designed for very high frequency digital applications and will be utilized principally in the wireless communications industry and form a very attractive bridge between Nelco's advanced digital products and the microwave circuitry material products offered by Park's Metclad business.


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

        During the Company's 1999 fiscal year, approximately 10.5% of the Company's sales were to Hadco Corporation, the largest manufacturer of printed circuit boards in North America. During the Company's 1998 fiscal year, more than 10% of the Company's sales were to Delco Electronics Corporation, a subsidiary of General Motors Corp. Delco Electronics had purchased a significant amount of product from the Company for more than three years. However, in March 1998 the Company was informed by Delco that Delco planned to close its printed circuit board fabrication plant and exit the printed circuit board manufacturing business. After the plant closure, Delco purchased all of its printed circuit boards from outside suppliers and Delco was no longer a customer of Park's. During the 1998 and 1997 fiscal years, sales to Delco Electronics represented 15.8% and 17.3%, respectively, of the Company's total worldwide sales. The Company is aggressively marketing its unique high technology semi-finished multilayer circuit board material manufacturing capability to leading printed circuit board fabricators, contract assemblers and electronic original equipment manufacturers in North America. The Company had not previously been able to aggressively market this capability as its semi-finished multilayer capacity had been largely committed to supplying Delco Electronics. Although the Company's electronic materials segment was not dependent on this single customer, the loss of this customer had a material adverse effect on the business of this segment in the fiscal year ended February 28, 1999 and may have a material adverse effect on the business of this segment in the fiscal year ending February 27, 2000 and in subsequent fiscal years. Although the electronic materials segment is not dependent on any single customer, the loss of a major customer or of a group of this segment's customers could have a material adverse effect on the business of this segment.

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

        The Company expanded the manufacturing capacity of its New York, California, Arizona and Singapore facilities during the last three fiscal years, will complete an additional expansion of its electronic materials operation in Singapore during the 2000 fiscal year, and is planning to commence significant additional expansion of its electronic materials operations in California and New York during the 2000 fiscal year.

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

        Manufacturing and Sources of Supply

        The Company's advanced composite materials manufacturing facility is located in Waterbury, Connecticut. Holyoke, Massachusetts is the site of the Company's specialty adhesive tape and film business. Zinc and plastic plumbing hardware products are manufactured and assembled at the Company's facilities in Grand Rapids and Walker, Michigan.

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

Backlog

        The Company records an item as backlog when it receives a purchase order specifying the number of units to be purchased, the purchase price, specifications and other customary terms and conditions. At April 30, 1999, the unfilled portion of all purchase orders believed to be firm was approximately $19,072,000, compared to $18,918,000 at May 1, 1998. Backlog of the Company's two industry segments at April 30, 1999, compared to May 1, 1998, was as follows:

                                    April 30, 1999        May 1, 1998
     Electronic Materials             $12,350,000         $10,436,000
     Engineered Materials and
      Plumbing Hardware                 6,722,000           8,482,000

     Total                            $19,072,000         $18,918,000

     Various factors contribute to the size of the Company's backlog. Accordingly, the foregoing information may not be indicative of the Company's results of operations for any period subsequent to the fiscal year ended February 28, 1999.

Patents and Trademarks

     The Company holds several patents and trademarks or licenses thereto. In the Company's opinion, some of these patents and trademarks are important to its products. Generally, however, the Company does not believe that an inability to obtain new, or to defend existing, patents and trademarks would have a material adverse effect on the Company.

Employees

     At February 28, 1999, the Company had approximately 2,680 employees.
Of these employees, 2,460 were engaged in the Company's electronic materials operations, 200 in its engineered materials and plumbing hardware operations and 20 consisted of executive personnel and general administrative staff. Approximately 1% of the Company's employees, all of whom are engaged in the plumbing hardware operations, are subject to a collective bargaining agreement. Management considers its labor relations to be satisfactory.

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


                                                                  Size
                          Owned or                               (Square
     Location              Leased                Use             Footage)
 Lake Success, NY         Leased         Executive Offices         7,000
 Walden, NY               Owned          Electronic Materials     51,000
 Newburgh, NY             Leased         Electronic Materials     57,000
 Fullerton, CA            Leased         Electronic Materials     95,000
 Anaheim, CA              Leased         Electronic Materials     26,000
 Tempe, AZ                Leased         Electronic Materials     86,000
 Tempe, AZ                Leased         Electronic Materials     38,000
 Tempe, AZ                Leased         Electronic Materials     15,000
 Mirebeau, France         Owned          Electronic Materials     81,000
 Lannemezan, France       Owned          Electronic Materials     29,000
 Cologne, Germany         Owned          Electronic Materials    193,000
 Sindelfingen, Germany    Leased         Electronic Materials     14,000
 Skelmersdale, England    Owned          Electronic Materials     54,000
 Singapore                Leased         Electronic Materials     48,000
 Singapore                Leased         Electronic Materials     10,000
 Grand Rapids, MI         Owned          Plumbing Hardware       165,000
 Walker, MI               Leased         Plumbing Hardware        38,000
 Holyoke, MA              Leased         Engineered Materials-    37,000
                                          Specialty Adhesive
                                          Tapes and Films
 Waterbury, CT            Leased         Engineered Materials-   100,000
                                          Advanced Composites

         The Company believes its facilities and equipment to be in good condition and reasonably suited and adequate for its current needs.

Item 3.  Legal Proceedings.

         In May 1998, the Company and its Nelco subsidiary in Arizona filed a complaint against Delco Electronics Corporation and Delphi Automotive Systems, Inc. in the United States District Court for the District of Arizona. The complaint alleges, among other things, that Delco breached its contract to purchase semi-finished multilayer printed circuit boards from Nelco and that Delphi interfered with Nelco's contract with Delco and seeks compensatory and punitive damages of not less than $170 million.

         Park announced in March 1998 that it had been informed by Delco Electronics that Delco planned to close its printed circuit board fabrica-tion plant and exit the printed circuit board manufacturing business. After the plant closure, Delco purchased all of its printed circuit boards from outside suppliers and Delco was no longer a customer of the Company's. The Company had been Delco's principal supplier of semi-finished multilayer printed circuit board materials for more than ten years. These materials were used by Delco to produce finished multilayer printed circuit boards. Sales to Delco Electronics represented 15.8% and 17.3% of the Company's total worldwide sales for the 1998 and 1997 fiscal years, respectively. See "Business-Electronic Materials Operations-Customers and End Markets" in Item 1 of this Report, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report, "Factors That May Affect Future Results" after Item 7 of this Report and Note 13 of the Notes to Consolidated Financial Statements in Item 8 of this Report.





Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Executive Officers of the Registrant.

         Name                           Title                       Age

    Brian E. Shore      Chief Executive Officer, President           47
                        and a Director

    E. Phillip Smoot    Executive Vice President and a               61
                        Director

    Robert A. Forcier   Senior Vice President, Advanced              49
                        Product Marketing

    Emily J. Groehl     Senior Vice President, Sales and             52
                        Marketing

    Lee H. Newton       Senior Vice President, Finance               55
                        and Planning

    Carl W. Smith       Senior Vice President, North                 51
                        American Business Unit

    Thomas T. Spooner   Senior Vice President, Technology            62

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

    Mr. Forcier has been employed by Park's "Nelco" group of companies for more than the past five years. He was president of Nelco Technology, Inc. from December 1987 to August 1992 and he has been Vice President, New Product Marketing, of Nelco International Corporation since 1993.

    Ms. Groehl has been with Park's "Nelco" group of companies for more than the past five years. She was elected Vice President of New England Laminates Co., Inc. in 1988 and Vice President, Marketing and Sales of Nelco International Corporation in 1993.

    Mr. Newton has been employed by Park's "Nelco" group of companies for more than the past five years. He was elected Treasurer of New England Laminates Co., Inc. in 1981, Vice President of Nelco Products, Inc. in 1986, Vice President of Nelco Technology, Inc. in 1987 and Vice President, Finance and Chief Financial Officer of Nelco International Corporation in 1993.

    Mr. Smith joined the Company in April 1998 as Vice President and Chief Operating Officer of Nelco International Corporation. Prior to April 1998, Mr. Smith held various management and technical positions at General Dynamics Convair, Martin Marietta Corporation and Fiberite, Inc. Most recently, Mr. Smith served as President and Chief Operating Officer of Fiberite, Inc.

    Mr. Spooner has been employed by Park's "Nelco" group of companies for more than the past five years. He has been Vice President, Technology of Nelco International Corporation since 1993.


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

     For the Fiscal Year           Stock Price               Dividends
     Ended February 28, 1999     High         Low             Declared
       First Quarter            $32 3/8      $23 5/8            $.08
       Second Quarter            23 3/4       14 13/16          $.08
       Third Quarter             21           10 15/16          $.08
       Fourth Quarter            31 3/8       18 5/8            $.08

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

         As of May 25, 1999, there were approximately 2,200 holders of record of Common Stock.

         The Company expects, for the immediate future, to continue to pay regular cash dividends.


Item 6.  Selected Financial Data.

         The following selected consolidated financial data of Park and its subsidiaries is qualified by reference to, and should be read in conjunction with, the consolidated financial statements, related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein. Insofar as such consolidated financial information relates to the five fiscal years ended February 28, 1999 and is as of the end of such periods, it is derived from the consolidated financial statements for such periods and as of such dates audited by Ernst & Young LLP, independent Certified Public Accountants. The consolidated financial statements as of February 28, 1999 and March 1, 1998 and for the three years ended February 28, 1999, together with the auditors' reports for the three years ended February 28, 1999, appear in Item 8 of this Report.

















                                                             Fiscal Year Ended
                                           Feb. 28,    Mar. 1,    Mar. 2,    Mar. 3,    Feb. 26,
                                            1999        1998       1997       1996       1995
                                                  (In thousands, except per share amounts)
STATEMENT OF EARNINGS INFORMATION:
Net sales                                  $387,634    $376,158   $334,490   $312,966   $253,022
Cost of sales                               328,884     301,968    275,372    242,655    196,917
Gross profit                                 58,750      74,190     59,118     70,311     56,105
Selling, general and administrative
 expenses                                    41,279      39,418     34,366     35,236     29,995

Profit from operations                       17,471      34,772     24,752     35,075     26,110

Other income (expense):
 Interest and other income, net               7,642       8,382      7,653      2,285      1,822
 Interest expense                            (5,400)     (5,468)    (5,508)       (96)      (431)

   Total other income                         2,242       2,914      2,145      2,189      1,391

Earnings before income taxes                 19,713      37,686     26,897     37,264     27,501

Income tax provision                          4,337      12,436      8,338     12,366     10,156

Net earnings                               $ 15,376    $ 25,250   $ 18,559   $ 24,898   $ 17,345

Earnings per share:

 Basic                                     $   1.40    $   2.22   $   1.64   $   2.17   $   1.60

 Diluted                                   $   1.38    $   2.07   $   1.58   $   2.11   $   1.51

Weighted average number of common
 shares outstanding:

 Basic                                       10,980      11,353     11,349     11,500     10,858

 Diluted                                     11,138      13,948     13,932     11,843     11,630

Cash dividends per common share            $    .32    $    .32   $    .32   $    .28   $    .20

BALANCE SHEET INFORMATION:
Working capital                            $166,840    $176,553   $165,004   $160,965   $ 55,035
Total assets                                351,698     359,329    307,862    298,975    162,051
Long-term debt                              100,000     100,000    100,000    100,000         23
Stockholders' equity                        164,646     166,404    143,355    134,427    112,048



Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

         Park is a leading global designer and producer of advanced electronic materials used to fabricate complex multilayer printed circuit boards, semiconductor packages and other electronic interconnection systems. In October 1997, the Company acquired Dielektra GmbH, a manufacturer of advanced electronic materials, including continuously produced copper-clad laminates and mass-laminated multilayer panels, located in Cologne, Germany. The Company's customers for its advanced printed circuit materials include leading independent circuit board fabricators and large electronic equipment manufacturers in the computer, telecommunications, transportation, aerospace and instrumentation industries. The Company's electronic materials operations accounted for approximately 90% of the Company's total net sales worldwide in the 1999 fiscal year and approximately 89% and 87% of net sales worldwide in the 1998 and 1997 fiscal years, respectively. The Company's foreign electronic materials operations accounted for approximately 39% of the Company's total net sales worldwide in the 1999 fiscal year and approxi-mately 31% and 29% of net sales worldwide in the 1998 and 1997 fiscal years, respectively.

         Park is also engaged in the engineered materials business, which consists of the Company's specialty adhesive tape business and advanced composite business, both of which operate as independent business units. In addition, Park operates a plumbing hardware business. The Company's engineered materials and plumbing hardware businesses accounted for approximately 10% of the Company's total net sales worldwide in the 1999 fiscal year and approximately 11% and 13% of net sales worldwide in the 1998 and 1997 fiscal years, respectively.

         The Company's sales growth during the last three fiscal years has been led by strong growth in sales by its Asian electronic materials operations and its North American electronic materials operations, excluding the loss of sales to Delco Electronics in the 1999 fiscal year, discussed below. During the 1999 and 1998 fiscal years, the sales of Dielektra contributed to this growth. The Company's ongoing efforts to expand its higher technology, higher margin product lines have been significant factors in the growth of the Company's sales of electronic materials during this period. The Company introduced several new electronic materials products during the past three fiscal years.

         Sales volume of the Company's electronic materials segment increased during each of the last three fiscal years but was adversely affected in the last fiscal year by the loss of sales to Delco Electronics, discussed below. However, the earnings growth that the Company achieved during its 1998 fiscal year did not continue in the 1999 fiscal year primarily as a result of an earnings decline in the Company's North American electronic materials operations, which was caused by the loss of sales to Delco Electronics. In addition, growth of the Company's electronic materials business was constrained during these fiscal years by the Company's available manufactur-ing capacity. The Company has expanded the manufacturing capacity of its New York, California, Arizona and Singapore facilities during the last three fiscal years, will complete an additional expansion of its electronic materials operation in Singapore during the 2000 fiscal year, and is planning to commence significant additional expansions of its electronic materials operations in California and New York during the 2000 fiscal year.

         During the Company's 1998 fiscal year and for several years prior thereto, more than 10% of the Company's total sales were to Delco Electron-ics Corporation, a subsidiary of General Motors Corp. Sales to Delco Electronics represented 15.8% and 17.3% of the Company's total sales worldwide for the 1998 and 1997 fiscal years, respectively.



         However, in March 1998, the Company was informed by Delco that Delco planned to close its printed circuit board fabrication plant and completely exit the printed circuit board manufacturing business. As a result, the Company's sales to Delco declined during the three-month period ended May
31, 1998, were negligible during the three-month period ended August 30, 1998, were nil during the remainder of the 1999 fiscal year and are expected to be nil in future years. In May 1998, the Company and its Nelco subsidiary in Arizona filed a complaint against Delco Electronics Corpora-tion and the Delphi Automotive Systems unit of General Motors Corp. in the United States District Court for the District of Arizona. The complaint alleges, among other things, that Delco breached its contract to purchase semi-finished multilayer printed circuit boards from Nelco and that Delphi interfered with Nelco's contract with Delco, and seeks compensatory and punitive damages of not less than $170 million.

         Although the Company's electronic materials segment was not dependent on this single customer, the loss of this customer had a material adverse effect on the business of this segment in the fiscal year ended February 28, 1999 and may have a material adverse effect on the business of this segment in the fiscal year ending February 27, 2000 and in subsequent fiscal years.

Fiscal Year 1999 Compared with Fiscal Year 1998:

         The Company's electronic materials business was largely responsible for the decline in the Company's results of operations for the fiscal year ended February 28, 1999. The North American and Asian markets for sophisticated printed circuit materials strengthened during the 1999 fiscal year, and the Company's electronic materials operations located in Asia performed well as a result. However, the reduction in the volume of the Company's business with Delco Electronics during the first quarter and the absence of such business during the second, third and fourth quarters reduced the Company's sales volume in North America and negatively affected the Company's margins.

         During the first three quarters of the 1999 fiscal year, the Company's electronic materials business experienced inefficiencies caused by operating certain of its facilities at levels lower than their designed manufacturing capacity and faced intense price pressure from its customers, and these factors adversely affected the Company's gross margins. The Company's performance was also adversely affected by the weakness in the market for sophisticated printed circuit materials during the 1999 fiscal year first and second quarters and to a lesser extent during the 1999 fiscal year third quarter. The Company believes this weakness was attributable to an industry-wide inventory correction, the Asian financial crisis and global economic weakness.

         The Company's results of operations and margins improved in the latter part of the 1999 fiscal year principally as a result of the electronic material business' reducing its internal costs and maximizing the utilization of its manufacturing resources, working closely with its suppliers to reduce its raw material costs, and increasing its market share with certain key customers. During most of the fourth quarter of the 1999 fiscal year, the Company's electronic materials business experienced improved efficiencies resulting from the operation of its facilities at levels close to their designed manufacturing capacity, which favorably impacted the Company's margins.

         Operating results of the Company's engineered materials and plumbing hardware business segment declined during the 1999 fiscal year. This decline was attributable to the advanced composite materials business. The results of the Company's specialty adhesive tape and plumbing hardware businesses improved during the 1999 fiscal year.



         Results of Operations

         Sales for the fiscal year ended February 28, 1999 increased 3% to $387.6 million from $376.2 million for the fiscal year ended March 1, 1998. Sales of the electronic materials business for the 1999 fiscal year were $350.3 million, or 90% of total sales worldwide, compared with $335.2 million, or 89% of total sales worldwide, for the 1998 fiscal year. This 5% increase in sales of electronic materials was principally the result of higher volume of electronic materials shipped, an increase in sales of higher technology products and the inclusion of Dielektra in the Company's sales for the complete fiscal year. Sales of the engineered materials and plumbing hardware businesses declined during the 1999 fiscal year as the result of reduced volume of materials shipped. The sales increase by the specialty adhesive tape business was overshadowed by the reduced sales of the advanced composite and plumbing hardware businesses, which resulted in an overall decline of 9% in the engineered materials and plumbing hardware segment to $37.3 million in the 1999 fiscal year from $40.9 million in the 1998 fiscal year.

         The Company's foreign operations accounted for $151.9 million of sales, or 39% of the Company's total sales worldwide, during the 1999 fiscal year compared with $115.7 million of sales, or 31% of total sales worldwide, during the 1998 fiscal year. Sales by the Company's foreign operations during the 1999 fiscal year increased 31% from the 1998 fiscal year. The increase in sales by the Company's foreign operations in the 1999 fiscal year was principally due to the inclusion of Dielektra in the Company's sales for the complete fiscal year and an increase in sales by the Company's Asian electronic materials operations. An expansion of the Company's Singapore manufacturing facility was completed at the end of the Company's 1997 fiscal year, and the Company further expanded the manufacturing capacity of its facility in Singapore during the 1999 and 1998 fiscal years.

         The gross margin for the Company's worldwide operations was 15.2% during the 1999 fiscal year compared with 19.7% for the 1998 fiscal year. The decline in the gross margin was attributable to inefficiencies caused by operating facilities at levels lower than their designed capacity in the first three quarters of the 1999 fiscal year, price pressure exerted by customers, and reduced sales volumes with Delco Electronics, which offset the continuing growth in sales of higher technology, higher margin products. However, the gross margin improved in each of the three-month periods ended November 29, 1998 and February 28, 1999 compared with the prior three-month periods as a result of reductions in internal costs and in raw material costs in the Company's electronic materials operations and increases in market share with certain key electronic materials customers.

         Selling, general and administrative expenses, measured as a percentage of sales, were 10.7% during the 1999 fiscal year compared with 10.5% during the 1998 fiscal year. This increase was a function of increased selling expenses.

         For the reasons set forth above, profit from operations for the 1999 fiscal year decreased 50% to $17.5 million from $34.8 million for the 1998 fiscal year.

         Interest and other income, principally investment income, declined 9% to $7.6 million for the 1999 fiscal year from $8.4 million for the 1998 fiscal year. The decrease in investment income was attributable to the reduction in cash available for investment and a decline in the prevailing interest rates during the 1999 fiscal year. The Company's investments were primarily short-term taxable instruments and government securities. Interest expense for the 1999 fiscal year was $5.4 million compared with approximately the same amount during the 1998 fiscal year. The Company's interest expense is related primarily to its $100 million principal amount of 5.5% Convertible Subordinated Notes due 2006 (the "Notes") issued in February 1996.

         The Company's effective income tax rate for the 1999 fiscal year was 22.0% compared with 33.0% for the 1998 fiscal year. This decrease in the effective tax rate was primarily the result of more favorable foreign tax rate differentials, a change in the Company's income mix among the tax jurisdictions in which the Company does business and unusual tax credits in the fourth quarter.

         Net earnings for the 1999 fiscal year declined 39% to $15.4 million from $25.3 million for the 1998 fiscal year. Basic and diluted earnings per share declined to $1.40 and $1.38, respectively, for the 1999 fiscal year from $2.22 and $2.07, respectively, for the 1998 fiscal year. This decline in net earnings and earnings per share was primarily attributable to the decrease in the profit from operations offset, in part, by the lower effective tax rate.

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

         The Company's foreign operations accounted for $115.7 million of sales, or 31% of the Company's total sales worldwide, during the 1998 fiscal year compared with $98.7 million of sales, or 30% of total sales worldwide, during the 1997 fiscal year. Sales by the Company's foreign operations during the 1998 fiscal year increased 17% from the 1997 fiscal year. The increase in sales by the Company's foreign operations in the 1998 fiscal year was principally due to the inclusion of Dielektra in the Company's sales and an increase in sales by the Company's Asian electronic materials operations. An expansion of the Company's Singapore manufacturing facility was completed at the end of the Company's 1997 fiscal year, and the Company further expanded the manufacturing capacity of its facility in Singapore during the 1998 fiscal year.

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

Liquidity and Capital Resources:

         At February 28, 1999, the Company's cash and temporary investments were $139.7 million compared with $158.5 million at March 1, 1998, the end of the Company's 1998 fiscal year. The decrease in the Company's cash and investment position at February 28, 1999 was attributable to investments in property, plant and equipment and purchases of the Company's Common Stock in excess of cash provided from operating activities, as discussed below. The Company's working capital was $166.8 million at February 28, 1999 compared with $176.6 million at March 1, 1998. The decrease at February 28, 1999 compared with March 1, 1998 was due principally to the reduction in cash and temporary investments, offset in part by higher receivables and lower accounts payable. The increase in receivables at February 28, 1999 compared with March 1, 1998 was a result principally of longer outstanding receiv-ables due primarily to a different customer mix and the elimination of discount terms. The Company's current ratio (the ratio of current assets to current liabilities) was 3.6 to 1 at February 28, 1999 compared with 3.5 to 1 at March 1, 1998.


         During the 1999 fiscal year, the Company generated funds from operations of $22.2 million and expended $24.4 million for the net purchase of property, plant and equipment and $13.5 million for purchases of the Company's Common Stock. Cash provided by net earnings before depreciation and amortization of $29.7 million combined with a net increase in non-cash working capital items resulted in $22.2 million of cash provided from operating activities. A significant portion of the 1999 fiscal year's capital expenditures related to installation of additional capacity at the Company's electronic materials facilities in Arizona, California and Singapore. These expansions will increase the Company's capacity and capability for the production of sophisticated printed circuit materials. Net expenditures for property, plant and equipment were $24.4 million, $18.3 million and $18.7 million in the 1999, 1998 and 1997 fiscal years, respec-tively. The Company expects the capital expenditures in the 2000 fiscal year to exceed the expenditures in the 1999 fiscal year. The Company is planning further expansions of its electronic materials operations in California, New York and Asia.

         At February 28, 1999, the Company's only long-term debt was the 5.5% Convertible Subordinated Notes due 2006 (the "Notes") issued at the end of the 1996 fiscal year. The Company believes its financial resources will be sufficient, for the foreseeable future, to provide for continued investment in property, plant and equipment and for general corporate purposes. Such resources, including the proceeds from the Notes, would also be available for appropriate acquisitions and other expansions of the Company's business.

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

         In the 1999, 1998 and 1997 fiscal years, the Company charged approximately $0.2 million, $0.4 million and $0.2 million, respectively, against pretax income for remedial response and voluntary cleanup costs (including legal fees). While annual expenditures have generally been constant from year to year, and may increase over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At February 28, 1999, the recorded liability in accrued liabilities for environmental matters was $3.5 million compared with approximately the same amount at March 1, 1998.

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

         To address Year 2000 issues, the Company has initiated a plan comprised of the following four phases: inventory, assessment, remediation and testing. The Company is applying this plan to the areas of information technology related to internal systems and processes, embedded systems related to manufacturing and other facility equipment, and external relationships which includes evaluating the Year 2000 readiness of third parties such as suppliers, customers and service providers. The Company is utilizing external information technology consultants, in addition to the Company's internal resources, to evaluate and monitor the Company's Year 2000 readiness.

         In the information technology and embedded systems areas, the Company has completed the inventory and assessment phases and is conducting the remediation and testing phases. The Company anticipates that the remediation and testing phases for all critical systems will be completed by September 30, 1999 and that after it has completed any necessary modifica-tions, Year 2000 issues will not pose significant operating problems. The Company is also in the process of assessing the Year 2000 compliance of third parties it relies upon, and is developing contingency plans where possible. Such contingency plans may include using alternate suppliers and increasing inventory levels. The Company will continue to evaluate the readiness of its suppliers and to refine its contingency plans on an ongoing basis.

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

         Although the Company believes it is taking appropriate measures to avoid any material adverse effects relating to Year 2000 issues, no amount of preparation and testing can guarantee Year 2000 compliance. In addition to the risks of the failure to locate and correct Year 2000 problems in the Company's information systems and software programs that control various equipment functions, the Company is exposed to the risk of the Year 2000 readiness of its suppliers, as well as suppliers to its suppliers, customers, other third parties and infrastructure failures. Although the Company has initiated a program to communicate with all of its significant suppliers and customers to determine the extent to which the Company is vulnerable to a failure by such a third party to adequately address its own Year 2000 issues, the Company does not have control over these third parties and, as a result, cannot currently estimate to what extent the failure of these third parties to successfully address their Year 2000 issues may adversely affect the Company's liquidity, capital resources, business, consolidated results of operations or consolidated financial position.

Factors That May Affect Future Results.

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. Certain portions of this Report which do not relate to historical financial information may be deemed to constitute forward-looking statements that are subject to various factors which could cause actual results to differ materially from Park's expectations or from results which might be projected, forecasted, estimated or budgeted by the Company in forward-looking statements. Accordingly, the Company hereby identifies the following important factors which could cause the Company's actual results to differ materially from any such results which might be projected, forecast, estimated or budgeted by the Company in forward-looking statements.

  . The Company's customer base is concentrated, in part, because the Company's business strategy has been to develop long-term relation-ships with a select group of customers. During the Company's fiscal year ended February 28, 1999, the Company's ten largest customers accounted for approximately 54% of net sales. The Company expects that sales to a relatively small number of customers will continue to account for a significant portion of its net sales for the foreseeable future. A loss of one or more of such key customers could affect the Company's profitability. See "Business-Electronic Materials Operations-Customers and End Markets" in Item 1 of this Report, "Legal Proceedings" in item 3 of this Report, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report and
         Note 13 of the Notes to Consolidated Financial Statements in Item
         8 of this Report for discussions of the loss of a key customer early in the 1999 fiscal year.

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

  . Although the Company believes it is taking appropriate measures to avoid any material adverse effects relating to Year 2000 issues, no amount of preparation and testing can guarantee Year 2000 compli-ance. In addition to the risks of the failure to locate and correct Year 2000 problems in the Company's information systems and software programs that control various equipment functions, the Company is exposed to the risk of the Year 2000 readiness of its suppliers, as well as suppliers to its suppliers, customers, other third parties and infrastructure failures. Although the Company has initiated a program to communicate with all of its significant suppliers and customers to determine the extent to which the Company is vulnerable to a failure by such a third party to adequately address its own Year 2000 issues, the Company does not have control over these third parties and, as a result, cannot currently estimate to what extent the failure of these third parties to successfully address their Year 2000 issues may adversely affect the Company's liquidity, capital resources, business, consolidated results of operations or consolidated financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The Company is exposed to market risks for changes in foreign currency exchange rates and interest rates. The Company's primary foreign currency exchange exposure relates to the translation of the financial statements of foreign subsidiaries using currencies other than the U.S. dollar as their functional currency. The Company does not believe that a 10% fluctuation in foreign exchange rates would have had a material impact on its consolidated results of operations or financial position. The exposure to market risks for changes in interest rates relates to the Company's short-term investment portfolio. This investment portfolio is managed by outside professional managers in accordance with guidelines issued by the Company. These guidelines are designed to establish a high quality fixed income portfolio of government and highly rated corporate debt securities with a maximum weighted average maturity of less than one year. The Company does not use derivative financial instruments in its investment portfolio. Based on the average maturity of the investment portfolio at the end of the 1999 fiscal year a 10% increase in short term interest rates would not have had a material impact on the consolidated results of opera-tions or financial position of the Company.

Item 8.  Financial Statements and Supplementary Data.

         The Company's Financial Statements begin on the next page.






REPORT OF INDEPENDENT AUDITORS







To the Board of Directors and Stockholders of Park Electrochemical Corp.
Lake Success, New York


We have audited the accompanying consolidated balance sheets of Park Electrochemical Corp. and subsidiaries as of February 28, 1999 and March 1, 1998 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended February 28, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park Electrochemical Corp. and subsidiaries as of February 28, 1999 and March 1, 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                           ERNST & YOUNG LLP


New York, New York
April 23, 1999










PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share amounts)

                                                   February 28,    March 1,
                                                       1999          1998
ASSETS

Current assets:
 Cash and cash equivalents                           $ 36,682      $ 45,102
 Marketable securities (Note 2)                       103,020       113,358
 Accounts receivable, less allowance for
  doubtful accounts of $2,030 and $1,858,
  respectively                                         56,917        53,511
 Inventories (Note 3)                                  25,703        26,953
 Prepaid expenses and other current
  assets (Note 7)                                       7,874         8,456

     Total current assets                             230,196       247,380

Property, plant and equipment, at cost, less
 accumulated depreciation and amortization
 (Note 4)                                             118,012       108,116

Other assets (Notes 7 and 10)                           3,490         3,833

     Total                                           $351,698      $359,329


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                    $ 31,019      $ 37,426
 Accrued liabilities (Note 5)                          23,154        25,261
 Income taxes payable                                   9,183         8,140

     Total current liabilities                         63,356        70,827

Long-term debt (Note 6)                               100,000       100,000

Deferred income taxes (Note 7)                          9,501         8,781

Deferred pension liability and other (Note 10)         14,195        13,317

Commitments and contingencies (Notes 10 and 11)

Stockholders' equity (Notes 6, 8, 9 and 10):
 Preferred stock, $1 par value per share--
  authorized, 500,000 shares; issued, none                -             -
 Common stock, $.10 par value per share--
  authorized, 30,000,000; issued, 13,580,018
  shares                                                1,358         1,358
 Additional paid-in capital                            53,108        52,990
 Retained earnings                                    142,336       130,435
 Accumulated other non-owner changes                   (1,802)       (1,266)

                                                      195,000       183,517
 Less treasury stock, at cost, 3,258,379 and
  2,181,247 shares, respectively                      (30,354)      (17,113)

     Total stockholders' equity                       164,646       166,404

     Total                                           $351,698      $359,329

See notes to consolidated financial statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)


                                                             52 Weeks
                                                              Ended
                                           February 28,     March 1,       March 2,
                                               1999           1998           1997

Net sales                                    $387,634        $376,158       $334,490
Cost of sales                                 328,884         301,968        275,372
Gross profit                                   58,750          74,190         59,118
Selling, general and administrative
 expenses                                      41,279          39,418         34,366


Profit from operations                         17,471          34,772         24,752

Other income (expense):
 Interest and other income, net                 7,642           8,382          7,653
 Interest expense (Note 6)                     (5,400)         (5,468)        (5,508)

    Total other income                          2,242           2,914          2,145

Earnings before income taxes                   19,713          37,686         26,897

Income tax provision (Note 7)                   4,337          12,436          8,338

Net earnings                                 $ 15,376        $ 25,250       $ 18,559


Earnings per share (Note 9):

 Basic                                         $1.40           $2.22          $1.64

 Diluted                                       $1.38           $2.07          $1.58


See notes to consolidated financial statements.






















PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares and per share amounts)

                                                  Additional             Accumulated
                                 Common Stock      Paid-in    Retained    Other Non-       Treasury Stock    Comprehensive
                               Shares    Amount    Capital    Earnings   Owner Changes   Shares      Amount     Income
Balance, March 3, 1996        13,580,018  $1,358    $50,958    $ 93,892      $  297       2,033,704   $(12,078)

  Net earnings                                                   18,559                                           $18,559

  Exchange rate changes                                                        (497)                                 (497)

  Change in pension
   liability adjustment                                                         151                                   151

  Market revaluation                                                             19                                    19

  Stock options exercised                                332                                (84,868)       546

  Cash dividends ($.32 per
   share)                                                        (3,647)

  Purchase of treasury stock                                                                358,929     (6,535)

  Comprehensive income                                                                                            $18,232

Balance, March 2, 1997        13,580,018   1,358      51,290     108,804        (30)      2,307,765    (18,067)

  Net earnings                                                    25,250                                          $25,250

  Exchange rate changes                                                      (1,122)                               (1,122)

  Change in pension
   liability adjustment                                                        (189)                                 (189)

  Market revaluation                                                             75                                    75

  Stock options exercised                                228                                (49,529)       352

  Cash dividends ($.32 per
   share)                                                        (3,619)

  Purchase of treasury stock                                                                     11        -

  Shares issued in business
   acquisition                                         1,472                                (77,000)       602

  Comprehensive income                                                                                            $24,014

Balance, March 1, 1998        13,580,018   1,358      52,990     130,435     (1,266)      2,181,247    (17,113)

  Net earnings                                                    15,376                                          $15,376

  Exchange rate changes                                                          98                                    98

  Change in pension
   liability adjustment                                                        (634)                                 (634)

  Market revaluation                                                             -                                     -

  Stock options exercised                                118                                (26,080)       211

  Cash dividends ($.32 per
   share)                                                        (3,475)

  Purchase of treasury stock                                                              1,103,212    (13,452)

  Comprehensive income                                                                                            $14,840

Balance, February 28, 1999    13,580,018  $1,358     $53,108    $142,336    $(1,802)      3,258,379   $(30,354)

See notes to consolidated financial statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                  52 Weeks
                                                                   Ended
                                                  February 28,     March 1,      March 2,
                                                      1999           1998         1997
Cash flows from operating activities:
  Net earnings                                       $ 15,376       $ 25,250     $ 18,559
  Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
   Depreciation and amortization                       14,291         13,207       11,584
   Provision for write-down of fixed assets               -            1,400         -
   Provision for doubtful accounts receivable             237             75         (306)
   Provision (benefit) for deferred income taxes          828           (301)       1,596
   Other, net                                            (165)           (11)          49
   Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable         (3,624)         1,273       (7,612)
    Decrease (increase) in inventories                  1,298         (3,138)       7,202
    Decrease (increase) in prepaid expenses and
     other current assets                                 333         (1,950)      (1,456)
    Decrease (increase) in other assets                   579           (544)         122
    (Decrease) increase in accounts payable            (6,481)         1,235       (2,528)
    (Decrease) increase in accrued liabilities         (1,627)          (250)       1,700
    Increase in income taxes payable                    1,137          4,204          286

       Net cash provided by operating activities       22,182         40,450       29,196

Cash flows from investing activities:
  Purchases of property, plant and equipment, net     (24,375)       (18,274)     (18,735)
  Purchases of marketable securities                 (129,693)      (135,390)    (137,897)
  Proceeds from sales of marketable securities        140,031        124,264      103,330
  Business acquisition net of cash acquired (Note 14)     -           (4,585)         -

       Net cash used in investing activities          (14,037)       (33,985)     (53,302)

Cash flows from financing activities:
  Dividends paid                                       (3,475)        (3,619)      (3,647)
  Proceeds from exercise of stock options                 232            228          604
  Purchase of treasury stock                          (13,452)           -         (6,535)

       Net cash used in financing activities          (16,695)        (3,391)      (9,578)

(Decrease) increase in cash and cash equivalents
  before effect of exchange rate changes               (8,550)         3,074      (33,684)

Effect of exchange rate changes on
  cash and cash equivalents                               130           (293)          35

(Decrease) increase in cash and cash equivalents       (8,420)         2,781      (33,649)

Cash and cash equivalents, beginning of year           45,102         42,321       75,970

Cash and cash equivalents, end of year               $ 36,682       $ 45,102     $ 42,321



See notes to consolidated financial statements.



PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended February 28, 1999



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

    c. Accounting Period - The Company's fiscal year is the 52 or 53 week period ending the Sunday nearest to the last day of February. The 1999, 1998 and 1997 fiscal years ended on February 28, 1999, March 1, 1998 and March 2, 1997, respectively. Fiscal 1999, 1998 and 1997 each included 52 weeks.

    d. Marketable Securities - All marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, included in comprehensive income. Realized gains and losses, amortization of premiums and discounts, and interest and dividend income are included in other income. The cost of securities sold is based on the specific identification method.

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

        United States ("U.S.") Federal income taxes have not been provided on the undistributed earnings (approximately $50,300,000 at February 28, 1999) of the Company's foreign subsidiaries, since it is management's practice and intent to reinvest such earnings in the operations of these subsidiaries.

    j. Foreign Currency Translation - Assets and liabilities of foreign subsidiaries using currencies other than the U.S. dollar as their functional currency are translated into U.S. dollars at year-end exchange rates and income and expense items are translated at average exchange rates for the period. Gains and losses resulting from translation are recorded as currency translation adjustments in comprehensive income.

    k. Consolidated Statements of Cash Flows - The Company considers all money market securities and investments with maturities at the date of purchase of 90 days or less to be cash equivalents.

        Supplemental cash flow information:

                                                    Fiscal Year
                                           1999        1998         1997
        Cash paid during the year for:
         Interest                        $5,500,000  $5,519,000    $2,792,000
         Income taxes                     2,159,000   8,289,000     6,570,000

    l. Recently Issued Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes standards for the recognition and measurement of derivatives and hedging activities and requires all derivative instruments to be recorded on the balance sheet at fair value. Unless specific hedge accounting criteria are met SFAS 133 requires changes in the fair value of the derivative instrument to be currently recognized in earnings. This statement is effective for fiscal years beginning after June 15, 2000. It is the Company's policy to only enter into forward foreign currency contracts to hedge specific transactions in order to reduce exposure to foreign exchange risks. The Company believes the adoption of this standard will not have a material effect on the Company's consolidated results of operation or financial position.

2.  MARKETABLE SECURITIES

    The following is a summary of available-for-sale securities:
                                             Gross      Gross    Estimated
                                          Unrealized Unrealized    Fair
                                  Cost       Gains      Losses     Value
  February 28, 1999:
    U.S. Treasury and other
     government securities    $ 14,729,000  $ 32,000    $25,000  $ 14,736,000
    U.S. corporate debt
     securities                 88,187,000    74,000     49,000    88,212,000
      Total debt securities    102,916,000   106,000     74,000   102,948,000
    Equity securities                5,000    67,000       -           72,000

                              $102,921,000  $173,000    $74,000  $103,020,000

  March 1, 1998:
    U.S. Treasury and other
     government securities    $  6,177,000  $ 44,000    $  -     $  6,221,000
    U.S. corporate debt
     securities                107,077,000    51,000     47,000   107,081,000
      Total debt securities    113,254,000    95,000     47,000   113,302,000
    Equity securities                4,000    52,000       -           56,000

                              $113,258,000  $147,000    $47,000  $113,358,000


    The gross realized gains on sales of available-for-sale securities totalled $39,000, $18,000 and $39,000 for 1999, 1998 and 1997,
    respectively, and the gross realized losses totalled $9,000, $6,000 and $23,000 for 1999, 1998 and 1997, respectively.

    The amortized cost and estimated fair value of the debt and marketable equity securities at February 28, 1999, by contractual maturity, are shown below:

                                                                Estimated
                                                                   Fair
                                                   Cost             Value
     Due in one year or less                     $98,555,000    $ 98,593,000
     Due after one year through five years         4,361,000       4,355,000
                                                 102,916,000     102,948,000
     Equity securities                                 5,000          72,000
                                                $102,921,000    $103,020,000

3.   INVENTORIES
                                               February 28,      March 1,
                                                   1999            1998
     Raw materials                               $ 8,787,000     $10,686,000
     Work-in-process                               4,590,000       5,740,000
     Finished goods                               11,533,000       9,806,000
     Manufacturing supplies                          793,000         721,000

                                                 $25,703,000     $26,953,000

4.   PROPERTY, PLANT AND EQUIPMENT
                                               February 28,      March 1,
                                                   1999            1998
     Land, buildings and improvements           $ 44,626,000    $ 41,598,000
     Machinery, equipment, furniture
      and fixtures                               178,859,000     160,888,000

                                                 223,485,000     202,486,000
     Less accumulated depreciation
      and amortization                           105,473,000      94,370,000

                                                $118,012,000    $108,116,000

     Depreciation and amortization expense relating to property, plant and equipment amounted to $14,255,000, $12,884,000 and $11,146,000 for fiscal 1999, 1998 and 1997, respectively. A pretax charge of $1,400,000 was recorded in fiscal 1998, for the write-down of operating equipment that will no longer be utilized, to its estimated net realizable value. Interest expense capitalized to property, plant and equipment amounted to $395,000, $294,000 and $260,000 for fiscal 1999, 1998 and 1997, respectively.








5.   ACCRUED LIABILITIES
                                               February 28,      March 1,
                                                   1999            1998
     Payroll and commissions                     $ 5,946,000     $ 6,091,000
     Taxes, other than income taxes                1,109,000       1,130,000
     Interest                                      2,750,000       2,765,000
     Other                                        13,349,000      15,275,000

                                                 $23,154,000     $25,261,000

6.   LONG-TERM DEBT

     On February 28, 1996, the Company issued $100,000,000 principal amount of 5.5% Convertible Subordinated Notes due 2006 (the "Notes") with interest payable semiannually on March 1 and September 1 of each year, commencing September 1, 1996. The Notes are unsecured and subordinated to other long-term debt and are convertible at the option of the holder at any time prior to maturity, unless previously redeemed or repurchased, into shares of the Company's common stock at $42.188 per share, subject to adjustment under certain conditions. The Notes are not redeemable at the option of the Company prior to March 1, 1999; at any time on or after such date, the Notes will be redeemable at the option of the Company, in whole or in part, initially at 102.75% of the principal amount of such Notes redeemed and thereafter at prices declining to 100% on March 1, 2001, together with accrued interest. At February 28, 1999 and March 1, 1998, the fair value of the Notes approximated $87,000,000 and $99,000,000, respectively.

     Foreign lines of credit totalled $5,100,000 at February 28, 1999, all of which remains available to the subsidiaries.

7.   INCOME TAXES

     The income tax provision includes the following:
                                                 Fiscal Year
                                       1999          1998         1997
     Current:
      Federal                         $  724,000  $10,181,000   $6,150,000
      State and local                    608,000    1,332,000      592,000
      Foreign                          2,177,000    1,224,000         -

                                       3,509,000   12,737,000    6,742,000

     Deferred:
      Federal                             31,000     (680,000)     863,000
      State and local                     62,000       94,000      150,000
      Foreign                            735,000      285,000      583,000

                                         828,000     (301,000)   1,596,000

                                      $4,337,000  $12,436,000   $8,338,000









     The Company's effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

                                                      Fiscal Year
                                              1999       1998       1997

     Statutory U.S. Federal tax rate          35.0%       35.0%      35.0%

     State and local taxes, net of
      Federal benefit                          2.0         2.5        1.8

     Foreign tax rate differentials          (13.7)       (7.4)      (7.8)

     Reversal of reserves no longer
      required                                (3.5)         -          -

     Other, net                                2.2         2.9        2.0
                                              22.0%       33.0%      31.0%

     The Company had foreign net operating loss carryforwards of approximately $44,300,000 and $37,500,000 in fiscal 1999 and 1998, respectively. Most of the net operating loss carryforwards were acquired in fiscal 1998 when the Company purchased the capital stock of Dielektra GmbH ("Dielektra"), a German corporation located in Cologne, Germany. Long-term deferred tax assets arising from these net operating loss carryforwards were valued at $0 at both February 28, 1999 and March 1, 1998, net of valuation reserves of approximately $22,400,000 and $19,500,000, respectively. None of the acquired net operating loss carryforwards relate to goodwill or other intangible assets.

     Approximately $2,200,000 of the foreign net operating loss carryforwards expire in varying amounts from fiscal 2000 through fiscal 2004; the remainder have an indefinite expiration.

     At February 28, 1999 and March 1, 1998, current deferred tax assets of $2,147,000 and $2,254,000, respectively, which were primarily attributable to expenses not currently deductible were included in other current assets. The long-term deferred tax liabilities consisted primarily of timing differences relating to depreciation.

8.   STOCKHOLDERS' EQUITY

     a. Stock Options - Under the 1992 Stock Option Plan (the "Plan") approved by the Company's stockholders, key employees may be granted options to purchase shares of common stock of the Company exercisable at prices not less than the fair market value at the date of grant. Options become exercisable 25% one year from the date of grant, with an additional 25% exercisable each succeeding year. The options expire 10 years from the date of grant. Options to purchase a total of 1,450,000 shares of common stock are authorized for grant under such Plan. The Plan will expire in March, 2002.

         The Company has elected the disclosure provision of Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation," and continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for the option plans. Under APB 25, because the exercise price of the granted options is not less than the market price at the date of the grant, no compensation expense is recognized.

         The weighted average fair value for options was estimated at the date of grant using the Black-Scholes option pricing model to be $7.38 for fiscal 1999, $7.17 for fiscal 1998 and $7.78 for fiscal 1997, with the following weighted average assumptions; risk free interest rate of 5.5% for fiscal 1999 and 6.0% for fiscal 1998 and 1997; expected volatility factors of 41%, 33% and 34% for fiscal 1999, 1998 and 1997, respectively; expected dividend yield of 2% for fiscal 1999, 1998 and 1997; and estimated option lives of 4.1 years for fiscal 1999 and 4.6 years for fiscal 1998 and 1997. For the purpose of pro forma disclosures, the effect of applying SFAS 123 on net income and earnings per share for fiscal 1999, 1998 and 1997 would approximate the amounts shown below (in thousands, except EPS data):

                            1999                1998               1997
                       As        Pro         As       Pro       As       Pro
                     Reported   forma     Reported   forma   Reported   forma
Net income            $15,376   $14,692    $25,250   $24,810   $18,559   $18,330
EPS-basic              $1.40     $1.34      $2.22     $2.19     $1.64     $1.62
EPS-diluted            $1.38     $1.33      $2.07     $2.04     $1.58     $1.57


     Information with respect to the Company's stock option plans follows:
                                                                  Weighted
                                                                   Average
                                         Range of     Outstanding Exercise
                                     Exercise Prices    Options     Price
 Balance, March 2, 1997               $ 5.50 - $24.63    519,975    $14.48
 Granted                               23.75 -  28.00    211,700     25.01
 Exercised                              5.50 -  24.63    (51,041)     8.80
 Cancelled                              6.00 -  28.00    (55,909)    26.59

 Balance, March 1, 1998                 5.50 -  27.63    624,725     17.43
 Granted                               18.88 -  23.75    179,600     23.34
 Exercised                              5.50 -  24.63    (26,080)     8.89
 Cancelled                             13.13 -  24.63    (17,420)    22.31

 Balance, February 28, 1999           $ 5.50 - $27.63    760,825    $19.00

 Exercisable, February 28, 1999       $ 5.50 - $27.63    391,213    $14.76

 The following table summarizes information concerning currently outstanding and exercisable options.
                Options Outstanding                   Options Exercisable
                                Weighted
                                 Average   Weighted               Weighted
                                Remaining  Average                Average
    Range of        Number     Contractual Exercise    Number     Exercise
Exercise Prices   Outstanding  Life(Years)  Price    Exercisable   Price
$ 5.50 - $ 9.99     127,100         3.57    $ 7.02       127,100    $ 7.02
 10.00 -  19.99     217,900         5.99     16.13       178,625     15.61
 20.00 -  28.00     415,825         8.44     24.17        85,488     24.49
                    760,825                              391,213

     Stock options available for future grant under the 1992 Plan at February 28, 1999 and March 1, 1998 were 585,710 and 447,890, respectively.

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

     c. Reserved Common Shares - At February 28, 1999, 2,370,342 shares of common stock were reserved for issuance upon conversion of the Notes and 1,346,535 shares were reserved for issuance upon exercise of stock options.

     d. Accumulated Other Non-Owner Changes - Beginning in fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in the financial statements. SFAS 130 requires foreign currency translation adjustments, changes in pension liability and unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income. These items, which were previously reported as separate components of stockholder's equity, have been reclassified to conform to the requirements of SFAS 130. Adoption of SFAS 130 had no effect on the Company's earnings or stockholders' equity. Reclassification adjustments in each year are not material.

         Accumulated balances related to each component of other comprehensive income (loss) are as follows:

                                                February 28,      March 1,
                                                    1999            1998
     Currency translation adjustment                $  (193)        $  (291)
     Pension liability adjustment                    (1,673)         (1,039)
     Unrealized gains on investments                     64              64

     Accumulated balance                            $(1,802)        $(1,266)

9.   EARNINGS PER SHARE

     The following table sets forth the calculation of basic and diluted earnings per share for the fiscal years:

                                        1999         1998         1997
 Net income for basic EPS            $15,376,000  $25,250,000   $18,559,000
 Add interest on 5.5% convertible
  subordinated notes, net of taxes        -         3,554,000     3,523,000
 Net income for diluted EPS          $15,376,000  $28,804,000   $22,082,000

 Weighted average common shares
  outstanding for basic EPS           10,980,000   11,353,000    11,349,000
 Net effect of dilutive options          158,000      225,000       213,000
 Assumed conversion of 5.5%
  convertible subordinated notes           -        2,370,000     2,370,000
 Weighted average shares
  outstanding for diluted EPS         11,138,000   13,948,000    13,932,000

 EPS-basic                              $1.40        $2.22         $1.64
 EPS-diluted                            $1.38        $2.07         $1.58

10.  EMPLOYEE BENEFIT PLANS

     a. Profit Sharing Plan - Park and certain of its subsidiaries have a noncontributory profit sharing retirement plan covering their regular full-time employees. The plan may be modified or terminated at any time, but in no event may any portion of the contributions revert to the Company. The Company's contributions under the plan amounted to $1,641,000, $2,179,000 and $1,775,000 for fiscal 1999, 1998 and 1997, respectively. Contributions are discretionary and may not exceed the amount allowable as a tax deduction under the Internal Revenue Code. In addition, the Company sponsors a 401(k) savings plan; commencing in fiscal 1996, the contributions of employees of certain subsidiaries were partially matched by the Company, amounting to $789,000, $692,000 and $554,000 in fiscal 1999, 1998 and 1997, respectively.

     b. Pension Plans - A domestic subsidiary of the Company has two pension plans, one of which is active, covering its union employees. The pension plans are noncontributory defined benefit plans. The Company's funding policy is to contribute annually the amounts necessary to satisfy applicable funding standards. On October 29, 1997, the Company acquired Dielektra GmbH, ("Dielektra"), including its pension plan. Dielektra has a noncontributory defined benefit plan which covers certain employees. Under the terms of the plan, participants may not accrue additional service time after December 31, 1987. The Company's policy with respect to this plan is to contribute annually the amounts necessary to meet current payment obligations of the plan.

         In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 132, "Employer's Disclosures about Pensions and Other Post Retirement Benefits," which changed the financial statement disclosure requirements under Statement of Financial Standards No. 87 (SFAS 87) "Employers' Accounting for Pensions," but did not change the existing measurement or recognition of provisions of SFAS 87.

         In accordance with SFAS 87, the Company records its deferred pension liability related to its three defined benefit pension plans, which amounted to $10,956,000 and $10,172,000 at February 28, 1999 and
         March 1, 1998, respectively. The effect on the Company's consolidated financial statements in recording the liability was to recognize an asset (included in other assets) of $175,000 and $230,000 at February 28, 1999 and March 1, 1998, respectively, and to record a corresponding reduction to accumulated non-owner changes of $1,673,000 and $1,039,000 at those same dates.
         Net pension costs include the following components:

                                                       Fiscal Year
    Change in Benefit Obligation                   1999            1998
    Benefit obligation at beginning of year      $ 13,336,000   $  3,931,000
    Benefit obligation due to acquisition                -         9,626,000
    Service cost                                      131,000         54,000
    Interest cost                                     949,000        494,000
    Actuarial loss                                    974,000        123,000
    Currency translation loss/(gain)                   71,000       (416,000)
    Benefits paid                                    (860,000)      (476,000)

    Benefit obligation at end of year            $ 14,601,000   $ 13,336,000

    Change in Plan Assets

    Fair value of plan assets at beginning
     of year                                     $  3,164,000   $  2,937,000
    Actual return on plan assets                      132,000        143,000
    Employer contributions                            825,000        560,000
    Benefits paid                                    (860,000)      (476,000)

    Fair value of plan assets                    $  3,261,000   $  3,164,000

    Underfunded status                           $(11,340,000)  $(10,172,000)
    Unrecognized net transition obligation             90,000        119,000
    Unamortized prior service cost                     85,000        109,000
    Unrecognized net loss                           2,058,000      1,039,000

    Net accrued pension cost                     $ (9,107,000)  $ (8,905,000)

   Component of Net Periodic                       Fiscal Year
    Benefit Cost                          1999         1998         1997
   Service cost - benefits earned
    during the period                  $ 131,000    $  54,000     $  50,000
   Interest cost on projected
    benefit obligation                   949,000      494,000       289,000
   Expected return on plan assets       (250,000)    (238,000)     (220,000)
   Amortization of unrecognized
    transition obligation                 29,000       30,000        30,000
   Amortization of prior service cost     24,000       23,000        28,000
   Recognized net actuarial loss          53,000       31,000        42,000
   Effect of curtailment                    -            -           75,000

   Net periodic pension cost           $ 936,000    $ 394,000     $ 294,000

       The projected benefit obligation for the domestic plans was determined using an assumed discount rate of 6.75% and 7.25% for fiscal 1999 and 1998, respectively, and the assumed long-term rate of return on plan assets was 8% for both fiscal years. Projected wage increases are not applicable as benefits pursuant to the plans are based upon years of service without regard to levels of compensation.

       The projected benefit obligation for the foreign plan was determined using an assumed discount rate of 7.00% for fiscal years 1999 and 1998. Projected wage increases of 2.50% and an inflation factor of 2.00% were also assumed for both years. As previously stated, the Company's funding policy with respect to this plan is to contribute annually the amounts necessary to meet current payment obligations of the plan.

       At February 28, 1999, domestic plan assets were invested in U.S. government securities, corporate debt securities, mutual funds and money market funds.

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

       These noncancelable operating leases have the following payment schedule:

                       Fiscal Year            Amount
                          2000              $2,722,000
                          2001               2,397,000
                          2002               1,954,000
                          2003               1,606,000
                          2004               1,077,000
                          Thereafter         2,309,000

                                           $12,065,000

       Rental expense, inclusive of real estate taxes and other costs, amounted to $2,861,000, $2,781,000 and $2,620,000 for fiscal 1999,
       1998 and 1997, respectively.

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





       The total costs incurred by the Company and its subsidiaries in connection with these sites, including legal fees incurred by the Company and its subsidiaries and their assessed share of remediation costs and excluding amounts paid or reimbursed by insurance carriers, were approximately $200,000, $400,000 and $200,000 in fiscal 1999,
       1998 and 1997, respectively. The recorded liabilities in other liabilities for environmental matters were $3,500,000 at February 28, 1999 and March 1, 1998. The environmental liability at March 1, 1998, included an accrual of $2,300,000 which was acquired when the Company purchased Dielektra in October, 1997. Dielektra's liability is for various compliance and remediation costs expected to be incurred at its facility in Cologne, Germany over the next several years.

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

12.    BUSINESS SEGMENTS

       In fiscal 1999, the Company adopted Statement of Financial Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for public business enterprises to report information regarding operating segments and disclosures about products and services, geographic areas, and major customers. The Company has two business segments: electronic materials and engineered materials and plumbing hardware. The Company's electronic materials products are marketed primarily to major independent printed circuit board fabricators and to large electronic original equipment manufacturers ("OEMs") that are located throughout North America, Europe and Asia. The Company's specialty adhesive tape and film business, advanced composite business and plumbing hardware business are aggregated into the engineered materials and plumbing hardware segment. The Company's engineered materials and plumbing hardware customers, the majority of which are located in the United States, include OEMs, independent firms and distributors in the electronics, aerospace, industrial and plumbing industries.





















Financial information concerning the Company's business segments follows (in thousands):

                                                   Fiscal Year
                                          1999         1998        1997
 Electronic materials                    $350,294    $335,227    $291,146
 Engineered materials and
  plumbing hardware                        37,340      40,931      43,344

   Net sales                             $387,634    $376,158    $334,490

Electronic materials                     $ 18,523    $ 35,132    $ 25,298
Engineered materials and
  plumbing hardware                         3,273       3,928       3,026
General corporate expense                  (4,325)     (4,288)     (3,572)
Interest and other income, net              7,642       8,382       7,653
Interest expense                           (5,400)     (5,468)     (5,508)

   Earnings before income taxes          $ 19,713    $ 37,686    $ 26,897

Electronic materials                     $233,886    $210,714    $153,653
Engineered materials and
  plumbing hardware                        11,752      13,884      14,111
Corporate (1)                             106,060     134,731     140,098

   Total assets                          $351,698    $359,329    $307,862

Electronic materials                     $ 13,546    $ 12,403    $ 10,789
Engineered materials and
  plumbing hardware                           716         785         774
Corporate                                      29          19          21

   Total depreciation and
    amortization                         $ 14,291    $ 13,207    $ 11,584

Electronic materials                     $ 23,635    $ 18,161    $ 18,030
Engineered materials and
  plumbing hardware                         1,093         868         795
Corporate                                      32          11          26

   Total capital expenditures            $ 24,760    $ 19,040    $ 18,851


(1) Corporate assets consist primarily of cash, cash equivalents and marketable securities.

















   Sales are attributed to geographic region based upon the region from which the materials were shipped to the customer. Intersegment sales and sales between geographic areas were not significant.

   Financial information regarding the Company's operations by geographic area follows (in thousands):

                                                    Fiscal Year
                                             1999        1998       1997
         United States                     $235,699    $260,498    $235,773
         Europe                              90,112      59,134      48,421
         Asia                                61,823      56,526      50,296
            Total sales                    $387,634    $376,158    $334,490


         United States                     $ 65,231    $ 61,914    $ 59,538
         Europe                              30,948      29,645      10,116
         Asia                                22,814      17,607      14,754
            Total long-lived assets        $118,993    $109,166    $ 84,408

13.  CUSTOMER AND SUPPLIER CONCENTRATIONS

   a. Customers - Sales to Hadco Corporation were 10.5% of the Company's total worldwide sales for fiscal 1999. During fiscal 1998 and 1997 sales to Delco Electronics Corporation, a subsidiary of General Motors Corp., were 15.8% and 17.3%, respectively, of the Company's total worldwide sales. In March 1998, Delco informed the Company of Delco's decision to close its printed circuit board fabrication plant and exit the printed circuit board manufacturing business. Delco Electronics ceased being a customer of the Company during fiscal 1999.

       While no other customer accounts for 10% or more of the total sales of the Company in fiscal 1999, and the Company is not dependent on any other single customer, the loss of a major customer or of a group of customers within each significant business segment could have a material adverse effect on the Company's business.

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

14.  ACQUISITION

     On October 29, 1997, the Company acquired Dielektra GmbH ("Dielektra"). Dielektra, located in Cologne, Germany, is a manufacturer of advanced electronic materials used to produce sophisticated multilayer printed circuit boards. Dielektra's advanced circuit materials product line includes very high layer count semi-finished multilayer printed circuit boards and very thin continuously produced copper-clad laminates. The purchase price was comprised of $8.8 million in cash, 77,000 shares of Park common stock having a fair market value of $2.1 million and an additional 103,000 shares of Park common stock, having a fair market value of $2.7 million, due five years after the purchase date. The acquisition of Dielektra is being accounted for as a purchase. The purchase price of the acquisition has been allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. There was no goodwill recognized as a result of this acquisition. Dielektra's operating results are included in the Company's consolidated statements of earnings from the date of acquisition. Pro forma operating results are not presented because the impact of including Dielektra on the Company's consolidated operating income was immaterial for fiscal 1998 and 1997.

15.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
[CAPTION]

                                                       Quarter
                                         First    Second    Third     Fourth
                                      (In thousands, except per share amounts)
      Fiscal 1999:
       Net sales                         $99,855   $86,348  $103,290    $98,141
       Gross profit                       17,371     8,993    15,996     16,390
       Net earnings                        5,535       225     4,249      5,367

       Earnings per share:
         Basic                              $.48      $.02      $.41       $.52
         Diluted                            $.46      $.02      $.40       $.47

       Weighted average common shares
        outstanding:
         Basic                            11,502    11,512    10,483     10,422
         Diluted                          14,073    11,633    12,941     13,014

      Fiscal 1998:
       Net sales                         $91,633   $83,086  $ 97,625   $103,814
       Gross profit                       18,041    14,940    19,851     21,358
       Net earnings                        6,165     4,852     6,996      7,237

       Earnings per share:
         Basic                              $.55      $.43      $.62       $.63
         Diluted                            $.51      $.41      $.56       $.58

       Weighted average common shares
        outstanding:
         Basic                            11,273    11,283    11,366     11,492
         Diluted                          13,847    13,915    13,993     14,118


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


                                  PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information called for by this Item (except for information as to the Company's executive officers, which information appears elsewhere in this Report) is incorporated by reference to the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.


Item 11. Executive Compensation.

         The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.


Item 13. Certain Relationships and Related Transactions.

         The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.





























                                   PART IV




Item 14. Exhibits, Financial Statement                             Page
         Schedules, and Reports on Form 8-K.

        (a) Documents filed as a part of this report

           (1) Financial Statements:

               The following Consolidated Financial
               Statements of the Company are
               included in Part II, Item 8:

               Report of Ernst & Young LLP,
               independent auditors                                   28

               Balance sheets                                         29

               Statements of earnings                                 30

               Statements of stockholders' equity                     31

               Statements of cash flows                               32

               Notes to consolidated financial
               statements (1-15)                                      33

           (2) Financial Statement Schedules:

               Schedule II - Valuation and qualifying
               accounts                                               58

               All other schedules have been omitted because they are inapplicable or not required, or the information is included elsewhere in the financial statements or notes thereto.

            (3)Exhibits:


Exhibit
Number                               Description

3.01 Restated Certificate of Incorporation, as amended. (Reference is made to Exhibit 3.01 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 27, 1995, Commission File No. 1-4415, which is incorporated herein by reference.)

3.02        By-Laws, as amended March 15, 1999. (Reference is made to
            Exhibit 3(i) of the Company's Current Report on Form 8-K dated March 15, 1999, Commission File No. 1-4415, which is incorporated herein by reference.)

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

4.02 Form of Indenture, dated as of February 1, 1996, between the Company and The Chase Manhattan Bank, N.A., as Trustee, relating to the Company's 5.5% Convertible Subordinated Notes due 2006. (Reference is made to Exhibit 1.02 to Amendment No. 1 to the Company's Form S-3 Registration Statement, Registration No. 333-00213, as filed with the Securities and Exchange Commission on February 1, 1996, which is incorporated herein by reference.)

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

10.04(b) Letter dated August 28, 1997 from Nelco Technology, Inc. to SPT Real Estate Corp. E extending the Lease dated February 15, 1983 (see Exhibit 10.04 hereto) and Second Amendment to Lease dated February 2, 1998 to Lease dated February 15, 1993 (see Exhibit
            10.04 hereto) between Nelco Technology, Inc. and SPT Real Estate Corp. E regarding real property located at 1130 West Geneva Drive, Tempe, Arizona. (Reference is made to Exhibit 10.04(b) of the Company's Annual Report on Form 10-K for the fiscal year ended March 1, 1998, Commission File No. 1-4415, which is incorporated herein by reference.)
Exhibit
Number                               Description

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

10.06(b) 1992 Stock Option Plan of the Company, as amended by First Amendment thereto. (Reference is made to Exhibit 10.06(b) of the Company's Annual Report on Form 10-K for the fiscal year ended March 1, 1998, Commission File No. 1-4415, which is incorporated herein by reference. This exhibit is a management contract or compensatory plan or arrangement.)

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





Exhibit
Number                               Description

10.07(c) Amendment No. 3 dated October 14, 1997 to the Amended and Restated Employment Agreement dated February 28, 1994 (see
            Exhibit 10.07 hereto) between the Company and Jerry Shore. (Reference is made to Exhibit 10.07(c) of the Company's Annual Report on Form 10-K for the fiscal year ended March 1, 1998, Commission File No. 1-4415, which is incorporated herein by reference. This exhibit is a management contract or compensatory plan or arrangement.)

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

10.08(b) Letter dated June 30, 1997 from FiberCote Industries, Inc. to Geoffrey Etherington II extending the Lease dated April 15, 1988 (see Exhibit 10.08 hereto) between FiberCote Industries, Inc. and Geoffrey Etherington II regarding real property located at 172 East Aurora Street, Waterbury, Connecticut. (Reference is made to Exhibit 10.08(b) of the Company's Annual Report on Form 10-K for the fiscal year ended March 1, 1998, Commission File No. 1-4415, which is incorporated herein by reference.)

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

10.14(g) Letter dated August 27, 1997 from Dielectric Polymers, Inc. to Holyoke Supply Company, Inc. extending the Indenture of Lease (see Exhibit 10.14 hereto) between Dielectric Polymers, Inc. and Holyoke Supply Company, Inc. regarding real property located at 218 Race Street, Holyoke, Massachusetts. (Reference is made to
            Exhibit 10.14(g) of the Company's Annual Report on Form 10-K for the fiscal year ended March 1, 1998, Commission File No. 1-4415, which is incorporated herein by reference.)

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

10.18(a) Employment Agreement, dated March 18, 1996, between the Company and E. Phillip Smoot. (Reference is made to Exhibit 10.20 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 1996, Commission File No. 1-4415, which is incorporated herein by reference. This exhibit is a management contract or compensatory plan or arrangement.)

10.18(b) Employment and Consulting Agreement, dated February 9, 1999, between the Company and E. Phillip Smoot. (This exhibit is a management contract or compensatory plan or arrangement.)

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

21.01       Subsidiaries of the Company.

23.01       Consent of Ernst & Young LLP.

27.01 Financial Data Schedule (Filed only by electronic transmission with EDGAR filing with the Securities and Exchange Commission.)


       (b) No reports on Form 8-K have been filed during the fiscal quarter ended February 28, 1999.























                                 SIGNATURES



       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 26, 1999                      PARK ELECTROCHEMICAL CORP.



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


     Signature                        Title                    Date


/s/Brian E. Shore            Chief Executive Officer,
Brian E. Shore               President and Director
                             (principal executive and       May 26, 1999
                             financial officer)

/s/Murray O. Stamer          Treasurer
Murray O. Stamer             (principal accounting
                             officer)                       May 26, 1999

/s/Jerry Shore               Chairman of the Board and
Jerry Shore                  Director                       May 26, 1999


/s/Mark S. Ain               Director
Mark S. Ain                                                 May 26, 1999


/s/Anthony Chiesa            Director
Anthony Chiesa                                              May 26, 1999


/s/Lloyd Frank               Director
Lloyd Frank                                                 May 26, 1999


/s/E. Phillip Smoot          Director
E. Phillip Smoot                                            May 26, 1999











Schedule II
PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


         Column A                         Column B      Column C              Column D               Column E
                                         Balance at    Charged to              Other                Balance at
                                         Beginning      Cost and      Accounts       Translation       End
       Description                       of Period      Expenses     Written Off     Adjustment     of Period

                                                                         (A)

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

52 weeks ended February 28, 1999          $1,858,000     $ 238,000     $ (63,000)        $ (3,000)     $2,030,000

52 weeks ended March 1, 1998              $1,746,000     $  75,000     $  46,000 (B)     $ (9,000)     $1,858,000

52 weeks ended March 2, 1997              $1,857,000     $(306,000)    $ 204,000         $ (9,000)     $1,746,000












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

                   For the fiscal year ended March 1, 1998


                             ___________________



                         PARK ELECTROCHEMICAL CORP.







              =================================================


















Exhibit
Number                               Description

3.01 Restated Certificate of Incorporation, as amended. (Reference is made to Exhibit 3.01 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 27, 1995, Commission File No. 1-4415, which is incorporated herein by reference.)

3.02        By-Laws, as amended March 15, 1999. (Reference is made to
            Exhibit 3(i) of the Company's Current Report on Form 8-K dated March 15, 1999, Commission File No. 1-4415, which is incorporated herein by reference.)

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

4.02 Form of Indenture, dated as of February 1, 1996, between the Company and The Chase Manhattan Bank, N.A., as Trustee, relating to the Company's 5.5% Convertible Subordinated Notes due 2006. (Reference is made to Exhibit 1.02 to Amendment No. 1 to the Company's Form S-3 Registration Statement, Registration No. 333-00213, as filed with the Securities and Exchange Commission on February 1, 1996, which is incorporated herein by reference.)

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

10.04(b) Letter dated August 28, 1997 from Nelco Technology, Inc. to SPT Real Estate Corp. E extending the Lease dated February 15, 1983 (see Exhibit 10.04 hereto) and Second Amendment to Lease dated February 2, 1998 to Lease dated February 15, 1993 (see Exhibit
            10.04 hereto) between Nelco Technology, Inc. and SPT Real Estate Corp. E regarding real property located at 1130 West Geneva Drive, Tempe, Arizona. (Reference is made to Exhibit 10.04(b) of the Company's Annual Report on Form 10-K for the fiscal year ended March 1, 1998, Commission File No. 1-4415, which is incorporated herein by reference.)



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

10.06(b) 1992 Stock Option Plan of the Company, as amended by First Amendment thereto. (Reference is made to Exhibit 10.06(b) of the Company's Annual Report on Form 10-K for the fiscal year ended March 1, 1998, Commission File No. 1-4415, which is incorporated herein by reference. This exhibit is a management contract or compensatory plan or arrangement.)

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







Exhibit
Number                               Description

10.07(c) Amendment No. 3 dated October 14, 1997 to the Amended and Restated Employment Agreement dated February 28, 1994 (see
            Exhibit 10.07 hereto) between the Company and Jerry Shore. (Reference is made to Exhibit 10.07(c) of the Company's Annual Report on Form 10-K for the fiscal year ended March 1, 1998, Commission File No. 1-4415, which is incorporated herein by reference. This exhibit is a management contract or compensatory plan or arrangement.)

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

10.08(b) Letter dated June 30, 1997 from FiberCote Industries, Inc. to Geoffrey Etherington II extending the Lease dated April 15, 1988 (see Exhibit 10.08 hereto) between FiberCote Industries, Inc. and Geoffrey Etherington II regarding real property located at 172 East Aurora Street, Waterbury, Connecticut. (Reference is made to Exhibit 10.08(b) of the Company's Annual Report on Form 10-K for the fiscal year ended March 1, 1998, Commission File No. 1-4415, which is incorporated herein by reference.)

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

10.14(g) Letter dated August 27, 1997 from Dielectric Polymers, Inc. to Holyoke Supply Company, Inc. extending the Indenture of Lease (see Exhibit 10.14 hereto) between Dielectric Polymers, Inc. and Holyoke Supply Company, Inc. regarding real property located at 218 Race Street, Holyoke, Massachusetts. (Reference is made to
            Exhibit 10.14(g) of the Company's Annual Report on Form 10-K for the fiscal year ended March 1, 1998, Commission File No. 1-4415, which is incorporated herein by reference.)

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

10.18(a) Employment Agreement, dated March 18, 1996, between the Company and E. Phillip Smoot. (Reference is made to Exhibit 10.20 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 1996, Commission File No. 1-4415, which is incorporated herein by reference. This exhibit is a management contract or compensatory plan or arrangement.)

10.18(b) Employment and Consulting Agreement, dated February 9, 1999, between the Company and E. Phillip Smoot. (This exhibit is a management contract or compensatory plan or arrangement.)

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

21.01       Subsidiaries of the Company.

23.01       Consent of Ernst & Young LLP.

27.01 Financial Data Schedule (Filed only by electronic transmission with EDGAR filing with the Securities and Exchange Commission.)