Form 10-Q
period 1999-05-30
PARK ELECTROCHEMICAL CORP
filed 1999-07-12
CIK 76267

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 F O R M  10-Q


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 30, 1999

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


                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,385,139 as of July 9, 1999.

                          PARK ELECTROCHEMICAL CORP.
                               AND SUBSIDIARIES


                               TABLE OF CONTENTS


                                                                    Page
                                                                   Number
                                                                   ------
PART I.     FINANCIAL INFORMATION:

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
             May 30, 1999 (Unaudited) and
             February 28, 1999...................................     4

            Consolidated Statements of Earnings
             13 weeks ended May 30, 1999 and
             May 31, 1998 (Unaudited)............................     5

            Condensed Consolidated Statements of Cash Flows
             13 weeks ended May 30, 1999 and
             May 31, 1998 (Unaudited)............................     6

            Notes to Condensed Consolidated Financial
             Statements (Unaudited) .............................     7

   Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations .........................................     9

            Factors That May Affect Future Results...............    13

   Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk.........................................    14


PART II.    OTHER INFORMATION:

   Item 1.  Legal Proceedings ...................................    15

   Item 6.  Exhibits and Reports on Form 8-K ....................    15


SIGNATURES  .....................................................    16

EXHIBIT INDEX....................................................    17

                        PART I.  FINANCIAL INFORMATION




Item 1.     Financial Statements.

            The Company's Financial Statements begin on the next page.

                         PARK ELECTROCHEMICAL CORP.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands)
                                                  May 30,       February 28,
                                                   1999             1999
                                                  -------       ------------
ASSETS                                          (Unaudited)           *
Current assets:

  Cash and cash equivalents                      $ 40,496         $ 36,682

  Marketable securities                            94,989          103,020

  Accounts receivable, net                         65,113           56,917

  Inventories (Note 2)                             25,979           25,703

  Prepaid expenses and other current assets         7,456            7,874
                                                 --------          -------
     Total current assets                         234,033          230,196

Property, plant and equipment, net                116,726          118,012

Other assets                                        3,381            3,490
                                                 --------         --------
                                                 $354,140         $351,698
                                                 ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable                               $ 29,649         $ 31,019

  Accrued liabilities                              24,304           23,154

  Income taxes payable                              8,381            9,183
                                                 --------         --------
     Total current liabilities                     62,334           63,356

Long-term debt                                    100,000          100,000

Deferred income taxes                               9,425            9,501

Deferred pension liability and other               13,649           14,195

Stockholders' equity:
   Common stock                                     1,358            1,358
   Additional paid-in capital                      53,184           53,108
   Retained earnings                              147,208          142,336
   Treasury stock, at cost                        (30,168)         (30,354)
   Accumulated other non-owner changes             (2,850)          (1,802)
                                                 ---------        ---------
     Total stockholders' equity                   168,732          164,646
                                                 ---------        ---------
                                                 $354,140         $351,698
                                                 =========        =========

*The balance sheet at February 29, 1999 has been derived from the audited financial statements at that date.

                         PARK ELECTROCHEMICAL CORP.
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF EARNINGS
            (Unaudited--in thousands, except per share amounts)
                                                        13 Weeks Ended
                                                 -------------------------
                                                  May 30,          May 31,
                                                   1999             1998
                                                  -------          -------

Net sales                                        $104,454         $99,855

Cost of sales                                      85,424          82,484
                                                 ---------        --------
Gross profit                                       19,030          17,371

Selling, general and administrative expenses       11,666          10,135
                                                 ---------        --------

Profit from operations                              7,364           7,236
                                                 ---------        --------

Other income (expense):
  Interest and other income, net                    1,630           2,049
  Interest expense                                 (1,397)         (1,378)
                                                 ---------        --------

       Total other income                             233             671
                                                 ---------        --------

Earnings before income taxes                        7,597           7,907

Income tax provision                                1,899           2,372
                                                 ---------        --------

Net earnings                                     $  5,698         $ 5,535
                                                 =========        ========

Earnings per share (Note 3):
  Basic                                          $    .55         $   .48
  Diluted                                        $    .51         $   .46


Weighted average number of common and
common equivalent shares outstanding:
  Basic                                            10,430          11,502
  Diluted                                          12,972          14,073


Dividends per share                              $    .08         $   .08


                              PARK ELECTROCHEMICAL CORP.
                                   AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited--in thousands)
                                                           13 weeks ended
                                                       ----------------------
                                                        May 30,       May 31,
                                                         1999          1998
                                                        -------       -------
Net cash provided by operating activities              $ 1,177       $ 4,118
                                                       --------      --------

Cash flows from investing activities:
 Purchases of property, plant and
  equipment, net                                        (3,803)       (6,444)
 Purchases of marketable securities                    (70,158)      (55,058)
 Proceeds from sales of marketable
  securities                                            78,035        44,231
                                                       --------      --------
  Net cash provided by/(used) in investing
   activities                                            4,074       (17,271)
                                                       --------      --------


Cash flows from financing activities:
 Dividends paid                                           (826)         (912)
 Proceeds from exercise of stock options                   262            16
                                                       --------      --------
  Net cash used in financing activities                   (564)         (896)
                                                       --------      --------

Increase (decrease) in cash and cash equivalents
 before exchange rate changes                            4,687       (14,049)

Effect of exchange rate changes on cash
 and cash equivalents                                     (873)          246
                                                       --------      --------

Increase (decrease) in cash and cash equivalents         3,814       (13,803)
Cash and cash equivalents, beginning of
 period                                                 36,682        45,102
                                                       --------      --------
Cash and cash equivalents, end of period               $40,496       $31,299
                                                       ========      ========


Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                           $ 2,750       $ 2,750
    Income taxes                                         2,406           187




                          PARK ELECTROCHEMICAL CORP.
                               AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The condensed consolidated balance sheet as of May 30, 1999, the consolidated statements of earnings for the 13 weeks ended May 30, 1999 and May 31, 1998, and the condensed consolidated statements of cash flows for the 13 weeks then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at May 30, 1999, and the results of operations and cash flows for all periods presented, have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999.

2.   INVENTORIES

     Inventories consist of the following:
                                                   (In thousands)
                                             May 30,         February 28,
                                              1999               1999
                                             -------         ------------
          Raw materials                      $ 8,915           $ 8,787
          Work-in-process                      5,705             4,590
          Finished goods                      10,101            11,533
          Manufacturing supplies               1,258               793
                                             -------           -------
                                             $25,979           $25,703
                                             =======           =======

3.  EARNINGS PER SHARE

    The following table sets forth the calculation of basic and diluted earnings per share for the periods specified (in thousands, except per share amounts):
                                                    13 weeks ended
                                                    --------------
                                               May 30,           May 31,
                                                1999              1998
                                               -------          --------
    Net income for basic EPS                   $ 5,698          $ 5,535
    Add interest on 5.5% convertible
     subordinated notes, net of taxes              908              905
                                               -------          -------
    Net income for diluted EPS                 $ 6,606          $ 6,440
                                               =======          =======
    Weighted average common shares
     outstanding for basic EPS                  10,430           11,502
    Net effect of dilutive options                 172              201
    Assumed conversion of 5.5% convertible
     subordinated notes                          2,370            2,370
                                               -------          -------
    Weighted average shares outstanding
     for diluted EPS                            12,972           14,073
                                               =======          =======

    EPS-basic                                  $  0.55          $  0.48
    EPS-diluted                                $  0.51          $  0.46

4.    BUSINESS SEGMENTS

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

      Financial information concerning the Company's business segments follows (in thousands):

                                                     13 weeks ended
                                               --------------------------
                                                 May 30,          May 31,
                                                  1999             1998
                                                -------          -------
      Electronic materials                     $ 95,637         $ 90,599

      Engineered materials and plumbing
        hardware                                  8,817            9,256
                                               ---------        ---------
         Net sales                             $104,454         $ 99,855
                                               =========        =========
      Electronic materials                     $  8,530         $  7,919

      Engineered materials and plumbing
        hardware                                    697              239

      General corporate expense                  (1,863)            (922)

      Interest and other income, net              1,630            2,049

      Interest expense                           (1,397)          (1,378)
                                               ---------        ---------
         Earnings before income taxes          $  7,597         $  7,907
                                               =========        =========
      Electronic materials                     $240,185         $211,186

      Engineered materials and plumbing
        hardware                                 12,524           12,410

      Corporate(1)                              101,431          133,240
                                               ---------        ---------
         Total assets                          $354,140         $356,836
                                               =========        =========

      (1) Corporate assets consist primarily of cash, cash equivalents and marketable securities.

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

         The Company's electronic materials operations accounted for approximately 90% and 89%, respectively, of net sales worldwide in the last two fiscal years and approximately 92% and 91%, respectively, in the three-month periods ended May 30, 1999 and May 31, 1998. The Company's foreign electronic materials operations accounted for approximately 39% and 31%, respectively, of net sales worldwide in the 1999 and 1998 fiscal years and approximately 36% in each of the three-month periods ended May 30, 1999 and May 31, 1998.

         Park is also engaged in the engineered materials and plumbing hardware businesses, which consist of the Company's specialty adhesive tape and film business, its advanced composite materials business and its plumbing hardware business, all of which operate as independent business units. These businesses accounted for approximately 10% and 11%, respectively, of the Company's total net sales worldwide in each of the last two fiscal years and approximately 8% and 9%, respectively, in the three-month periods ended May 30, 1999 and May 31, 1998.

         The sales growth that the Company achieved during the fiscal year ended February 28, 1999 and prior fiscal years continued in the three-month period ended May 30, 1999, led by growth in sales by the Company's Asian and North American electronic materials operations, which was partially offset by the loss of sales to Delco Electronics, discussed below. The earnings growth that the Company achieved during its 1998 fiscal year, and that did not continue in the 1999 fiscal year, resumed in the 2000 fiscal year first quarter. This resumed growth was primarily a result of strong performances by the Company's Asian and North American electronic materials operations despite the significant negative impact caused by the loss of sales to Delco Electronics.

         During the Company's 1999 fiscal year first quarter and during its 1998 fiscal year and for several years prior thereto, more than 10% of the Company's total sales were to Delco Electronics Corporation, a subsidiary of General Motors Corp. Sales to Delco Electronics represented 14.8% of the Company's total sales worldwide for the fiscal year 1999 first quarter and 15.8% of the Company's total sales worldwide for the 1998 fiscal year.

         However, in March 1998, the Company was informed by Delco that Delco planned to close its printed circuit board fabrication plant and completely exit the printed circuit board manufacturing business. As a result, the Company's sales to Delco declined during the three-month period ended May 31, 1998, were negligible during the three-month period ended August 30, 1998, were nil during the remainder of the 1999 fiscal year and during the 2000 fiscal year first quarter and are expected to be nil during the remainder of the 2000 fiscal year and in future years. In May 1998, the Company and its Nelco subsidiary in Arizona filed a complaint against Delco Electronics Corporation and the Delphi Automotive Systems unit of General Motors Corp. in the United States District Court for the District of Arizona. The complaint alleges, among other things, that Delco breached its contract to purchase semi-finished multilayer printed circuit boards from Nelco and that Delphi interfered with Nelco's contract with Delco, and seeks compensatory and punitive damages of not less than $170 million.

         Although the Company's electronic materials segment was not dependent on this single customer, the loss of this customer had a material adverse effect on the business of the segment in the 1999 fiscal year and in the 2000 fiscal year first quarter and may have a material adverse effect on the business of this segment in the fiscal year ending February 27, 2000 and in subsequent fiscal years.

Three Months Ended May 30, 1999 Compared with Three Months Ended May 31,
1998:

            The Company's electronic materials business was principally responsible for the improvement in the Company's results of operations for the three-month period ended May 30, 1999. The strengthening of the Company's North American and Asian printed circuit materials businesses during the latter part of the 1999 fiscal year continued in the 2000 fiscal year first quarter. However, the absence of the business with Delco Electronics during the first quarter constrained the Company's sales volume in North America and negatively affected the Company's margins.

            The Company's results of operations and gross margins improved in the 2000 fiscal year first quarter principally as a result of the electronic materials business' reducing its internal costs and maximizing the utilization of its manufacturing resources, working closely with its suppliers to reduce its raw material costs, increasing its market share with certain key customers, and increasing its sales of higher technology, higher margin products. In addition, the Company's electronic materials business experienced improved efficiencies resulting from the operation of its facilities at levels close to their designed manufacturing capacity, which favorably impacted the Company's margins.

            Operating results of the Company's engineered materials and plumbing hardware business segment improved during the three-month period ended May 30, 1999. This improvement was attributable to the specialty adhesive tape and plumbing hardware businesses. The results of the Company's advanced composite materials business declined during the 2000 fiscal year first quarter.

            Results of Operations

            Sales for the three-month period ended May 30, 1999 increased 5% to $104.5 million from $99.9 million for last fiscal year's comparable period. Sales of the electronic materials business for the three-month period ended May 30, 1999 were $95.6 million, or 92% of total sales worldwide, compared with $90.6 million, or 91% of total sales worldwide, for last fiscal year's comparable period. This 6% increase in sales of electronic materials was principally the result of higher volume of electronic materials shipped and an increase in sales of higher technology products. Sales of the engineered materials and plumbing hardware business for the three-month period ended May 30, 1999 were $8.8 million compared with $9.3 million for last fiscal year's comparable period. This decrease in sales was mainly the result of reduced sales of advanced composite materials.

            The Company's foreign electronic materials operations accounted for $38.1 million of sales, or 36% of the Company's total sales worldwide, during the three-month period ended May 30, 1999 compared with $35.7 million of sales, or 36% of total sales worldwide, during last fiscal year's comparable period. Sales by the Company's foreign operations during the 2000 fiscal year first quarter increased 7% from the 1999 fiscal year
comparable period.   The increase in sales by foreign operations was due to
an increase in sales by the Company's Asian operations. The Company has expanded the manufacturing capacity of its facility in Singapore during each of the last three fiscal years.

            The gross margin for the Company's worldwide operations was 18.2% during the three-month period ended May 30, 1999 compared with 17.4% for last fiscal year's comparable period. The improvement in the gross margin was attributable to the increase in sales volume over last fiscal year's comparable period, the continuing growth in sales of higher technology, higher margin products and efficiencies resulting from operating the Company's facilities at levels close to their designed capacity. However, the favorable impact of these factors was partially offset by the absence of sales volumes with Delco Electronics.

            Selling, general and administrative expenses, measured as a percentage of sales, were 11.1% during the three-month period ended May 30, 1999 compared with 10.2% during last fiscal year's comparable period. This increase was a function of increased general and administrative expenses, resulting, in part, from higher professional and transaction fees, some of which are not recurring, and increased employee performance incentives.

            For the reasons set forth above, profit from operations for the three-month period ended May 30, 1999 increased 2% to $7.4 million from $7.2 million for last fiscal year's comparable period.

            Interest and other income, principally investment income, was $1.6 million for the three-month period ended May 30, 1999 compared with $2.0 million for last fiscal year's comparable period. The decline in investment income was attributable to a reduction in cash available for investment and a decrease in prevailing interest rates. The Company's investments were primarily short-term taxable instruments and government securities. Interest expense for the three-month period ended May 30, 1999 was $1.4 million compared with the same amount during last fiscal year's comparable period. The Company's interest expense is related primarily to its $100 million principal amount of 5.5% Convertible Subordinated Notes due 2006 (the "Notes") issued in 1996.

            The Company's effective income tax rate for the three-month period ended May 30, 1999 was 25.0% compared with 30.0% for last fiscal year's comparable period. This decrease in the effective tax rate was primarily the result of favorable foreign tax rate differentials.

            Net earnings for the three-month period ended May 30, 1999 increased 3% to $5.7 million from $5.5 million for last fiscal year's comparable period. Basic and diluted earnings per share increased to $0.55 and $0.51, respectively, for the three-month period ended May 30, 1999 from $0.48 and $0.46, respectively, for last fiscal year's comparable period. These increases in net earnings and earnings per share were attributable to the Company's improved operating results.


Liquidity and Capital Resources:

            At May 30, 1999, the Company's cash and temporary investments were $135.5 million compared with $139.7 million at February 28, 1999, the end of the Company's 1999 fiscal year. The decrease in the Company's cash and investment position at May 30, 1999 was attributable to investments in property, plant and equipment in excess of cash provided from operating activities, as discussed below. The Company's working capital was $171.7 million at May 30, 1999 compared with $166.8 million at February 28, 1999. The increase at May 30, 1999 compared with February 28, 1999 was due to higher accounts receivable and lower accounts payable and income taxes payable, offset in part by the decrease in cash and temporary investments. The Company's current ratio (the ratio of current assets to current liabilities) was 3.8 to 1 at May 30, 1999 compared with 3.6 to 1 at February 28, 1999.

            During the three-months ended May 30, 1999, cash provided by net earnings before depreciation and amortization of $9.8 million was reduced by a net increase in working capital items, resulting in $1.2 million of cash provided from operating activities, and the Company expended $3.8 million for the purchase of property, plant and equipment. Net expenditures for property, plant and equipment were $24.4 million in the 1999 fiscal year. The Company is planning further expansions of its electronic materials operations in California, New York and Asia.

            At May 30, 1999, the Company's only long-term debt was the Notes. The Company believes its financial resources will be sufficient, for the foreseeable future, to provide for continued investment in property, plant and equipment and for general corporate purposes. Such resources, including the proceeds from the Notes, would also be available for appropriate acquisitions and other expansions of the Company's business.

Environmental Matters:

            In the three-month periods ended May 30, 1999 and May 31, 1998, the Company charged less than $0.1 million against pretax income for environmental remedial response and voluntary cleanup costs (including legal fees). While annual expenditures have generally been constant from year to year, and may increase over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At May 30, 1999 and February 28, 1999, the recorded liability in accrued liabilities for environmental matters was $3.5 million. Management does not expect that environmental matters will have a material adverse effect on the liquidity, capital resources, business or consolidated financial position of the Company.

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

      In the information technology and embedded systems areas, the Company has completed the inventory and assessment phases and is conducting the remediation and testing phases. The Company anticipates that the remediation and testing phases for all critical systems will be completed by September 30, 1999 and that after it has completed any necessary modifications, Year 2000 issues will not pose significant operating problems. The Company is also in the process of assessing the Year 2000 compliance of third parties it relies upon, and is developing contingency plans where possible. Such contingency plans may include using alternate suppliers and increasing inventory levels. The Company will continue to evaluate the readiness of its suppliers and to refine its contingency plans on an ongoing basis.

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

Factors That May Affect Future Results.

            Certain portions of this Report which do not relate to historical financial information may be deemed to constitute forward-looking statements that are subject to various factors which could cause actual results to differ materially from Park's expectations or from results which might be projected, forecast, estimated or budgeted by the Company in forward-looking statements. Such factors include, but are not limited to, general conditions in the electronics industry, the Company's competitive position, the status of the Company's relationships with its customers, economic conditions in international markets, and the various factors set forth under the caption "Factors That May Affect Future Results" after Item 7 of Park's Annual Report on Form 10-K for the fiscal year ended February 28, 1999.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

            The Company is exposed to market risks for changes in foreign currency exchange rates and interest rates. The Company's primary foreign currency exchange exposure relates to the translation of the financial statements of foreign subsidiaries using currencies other than the U.S. dollar as their functional currency. The Company does not believe that a 10% fluctuation in foreign exchange rates would have had a material impact on its consolidated results of operations or financial position. The exposure to market risks for changes in interest rates relates to the Company's short-term investment portfolio. This investment portfolio is managed by outside professional managers in accordance with guidelines issued by the Company. These guidelines are designed to establish a high quality fixed income portfolio of government and highly rated corporate debt securities with a maximum weighted average maturity of less than one year. The Company does not use derivative financial instruments in its investment portfolio. Based on the average maturity of the investment portfolio at the end of the 1999 fiscal year, a 10% increase in short term interest rates would not have had a material impact on the consolidated results of operations or financial position of the Company.

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

         The Company announced in March 1998 that it had been informed by Delco Electronics that Delco planned to close its printed circuit board fabrication plant and exit the printed circuit board manufacturing business. As a result, the Company's sales to Delco declined during the three-month period ended May 31, 1998, were negligible during the three-month period ended August 30, 1998, were nil during the remainder of the 1999 fiscal year and during the 2000 fiscal year first quarter and are expected to be nil during the remainder of the 2000 fiscal year and in future years. The Company had been Delco's principal supplier of semi-finished multilayer printed circuit board materials for more than ten years. These materials were used by Delco to produce finished multilayer printed circuit boards. Sales to Delco Electronics represented 15.8% and 17.3% of the Company's total worldwide sales for the 1998 and 1997 fiscal years, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of this Report and "Factors That May Affect Future Results" after Item 2 of this Report.


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits:

         Exhibit
         Number

         27.01    Financial Data Schedule

    (b) Reports on Form 8-K filed during the fiscal quarter ended May 30, 1999.

         Report on Form 8-K dated March 15, 1999, Commission File No. 1-4415, reporting in Item 5 that on March 15, 1999, the Board of Directors of Park adopted amendments to its By-Laws, which require stockholders to provide the Company with not less than 90 days nor more than 120 days (rather than not less than 60 days nor more than 90 days) notice prior to the anniversary date of the immediately preceding annual meeting of their intention to make nominations of directors or bring new business at annual meetings of stockholders.

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




                                            Park Electrochemical Corp.
                                            ---------------------------
                                                  (Registrant)




Date:  July 12, 1999                        /s/Brian E. Shore
                                            ---------------------------
                                                  Brian E. Shore
                                                  President and
                                              Chief Executive Officer





Date:  July 12, 1999                        /s/Murray O. Stamer
                                            ---------------------------
                                                  Murray O. Stamer
                                                   Treasurer and
                                              Chief Accounting Officer

                               EXHIBIT INDEX




Exhibit No.     Name                                               Page

   27.01        Financial Data Schedule (Filed
                 only by electronic transmission
                 with EDGAR filing with the
                 Securities and Exchange Commission)..........      -