Form 10-Q/A
period 1999-05-30
PARK ELECTROCHEMICAL CORP
filed 1999-07-21
CIK 76267

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

                          PARK ELECTROCHEMICAL CORP.
                               AND SUBSIDIARIES


                               TABLE OF CONTENTS


                                                                    Page
                                                                   Number
                                                                   ------
PART I.     FINANCIAL INFORMATION:

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
             May 30, 1999 (Unaudited) and
             February 28, 1999...................................     4

            Consolidated Statements of Earnings
             13 weeks ended May 30, 1999 and
             May 31, 1998 (Unaudited)............................     5

            Condensed Consolidated Statements of Cash Flows
             13 weeks ended May 30, 1999 and
             May 31, 1998 (Unaudited)............................     6

            Notes to Condensed Consolidated Financial
             Statements (Unaudited) .............................     7

   Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations .........................................     9

            Factors That May Affect Future Results...............    13

   Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk.........................................    13


PART II.    OTHER INFORMATION:

   Item 1.  Legal Proceedings ...................................    15

   Item 6.  Exhibits and Reports on Form 8-K ....................    15


SIGNATURES  .....................................................    16

EXHIBIT INDEX....................................................    17

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

Stockholders' equity: (Note 5)
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
                                                 =========        =========

*The balance sheet at February 28, 1999 has been derived from the audited financial statements at that date.

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

5.    COMPREHENSIVE INCOME

      Statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income" (SFAS No. 130), establishes standards for reporting changes in equity from non-owner sources in the financial statements. Total non-owner changes in stockholders' equity were $4,650,000 and $5,956,000 for the 13 weeks ended May 30, 1999 and May
      31, 1998, respectively, which represents net income, foreign currency translation adjustments, and unrealized gains and losses on marketable securities.

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

            Selling, general and administrative expenses, measured as a percentage of sales, were 11.2% during the three-month period ended May 30, 1999 compared with 10.2% during last fiscal year's comparable period. This increase was a function of increased general and administrative expenses, resulting, in part, from higher professional and transaction fees, some of which are not recurring, and increased employee performance incentives.

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




                                            Park Electrochemical Corp.
                                            ---------------------------
                                                  (Registrant)




Date:  July 19, 1999                        /s/Brian E. Shore
                                            ---------------------------
                                                  Brian E. Shore
                                                  President and
                                              Chief Executive Officer





Date:  July 19, 1999                        /s/Murray O. Stamer
                                            ---------------------------
                                                  Murray O. Stamer
                                                   Treasurer and
                                              Chief Accounting Officer

                               EXHIBIT INDEX




Exhibit No.     Name                                               Page

   27.01        Financial Data Schedule (Filed
                 only by electronic transmission
                 with EDGAR filing with the
                 Securities and Exchange Commission)..........      -