Form 10-Q
period 1999-08-29
PARK ELECTROCHEMICAL CORP
filed 1999-10-12
CIK 76267

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               F O R M  10-Q


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 1999

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


                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,436,488 as of October 8, 1999.

                        PARK ELECTROCHEMICAL CORP.
                             AND SUBSIDIARIES


                             TABLE OF CONTENTS


                                                                    Page
                                                                   Number
                                                                   ------
PART I.     FINANCIAL INFORMATION:

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
             August 29, 1999 (Unaudited) and
             February 28, 1999 .................................      4

            Consolidated Statements of Earnings
             13 weeks and 26 weeks ended August 29, 1999 and
             August 30, 1998 (Unaudited)........................      5

            Condensed Consolidated Statements of Cash Flows
             26 weeks ended August 29, 1999 and
             August 30, 1998 (Unaudited)........................      6

            Notes to Condensed Consolidated Financial
             Statements (Unaudited) ............................      7

   Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations ........................................     10

   Factors That May Affect Future Results.......................     14

   Item 3. Quantitative and Qualitative Disclosures About Market
            Risk...............................................     15

PART II.    OTHER INFORMATION:

   Item 1.  Legal Proceedings ..................................     16

   Item 4.  Submission of Matters to a Vote of
            Security Holders....................................     16

   Item 6.  Exhibits and Reports on Form 8-K ...................     16


SIGNATURES  ....................................................     17

EXHIBIT INDEX...................................................     18

                      PART I.  FINANCIAL INFORMATION




Item 1.    Financial Statements

           The Company's Financial Statements begin on the next page.

                         PARK ELECTROCHEMICAL CORP.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands)
                                                August 29,      February 28,
                                                   1999             1999
                                               -----------      ------------
ASSETS                                         (Unaudited)           *
Current assets:

  Cash and cash equivalents                    $ 36,605         $ 36,682

  Marketable securities                          99,510          103,020

  Accounts receivable, net                       69,601           56,917

  Inventories (Note 2)                           26,774           25,703

  Prepaid expenses and other current assets       8,086            7,874
                                               --------         --------
     Total current assets                       240,576          230,196

Property, plant and equipment, net              121,103          118,012

Other assets                                      3,413            3,490
                                               --------         --------
                                               $365,092         $351,698
                                               ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable                             $ 31,557         $ 31,019

  Accrued liabilities                            26,989           23,154

  Income taxes payable                            7,318            9,183
                                               --------         --------
     Total current liabilities                   65,864           63,356

Long-term debt                                  100,000          100,000

Deferred income taxes                             9,818            9,501

Deferred pension and other liabilities           14,070           14,195

Stockholders' equity:
   Common stock                                   1,358            1,358
   Additional paid-in capital                    54,169           53,108
   Retained earnings                            152,428          142,336
   Treasury stock, at cost                      (29,312)         (30,354)
   Accumulated other non-owner changes           (3,303)          (1,802)
                                               ---------        ---------
     Total stockholders' equity                 175,340          164,646
                                               ---------        ---------
                                               $365,092         $351,698
                                               =========        =========

*The balance sheet at February 28, 1999 has been derived from the audited financial statements at that date.

                         PARK ELECTROCHEMICAL CORP.
                             AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF EARNINGS
               (Unaudited--in thousands, except per share amounts)

                                13 Weeks Ended            26 Weeks Ended
                            ------------------------  ------------------------
                             August 29,   August 30,   August 29,   August 30,
                                1999         1998         1999         1998
                             ----------   ----------   ----------   ----------
Net sales                    $107,729      $86,348     $212,183     $186,203

Cost of sales                  88,311       77,355      173,735      159,839
                             ---------     --------    ---------    ---------
Gross profit                   19,418        8,993       38,448       26,364

Selling, general and
  administrative expenses      11,460        9,660       23,125       19,795
                             ---------     --------    ---------    ---------
  Profit (loss) from
   operations                   7,958         (667)      15,323        6,569
                             ---------     --------    ---------    ---------

Other income (expense):
 Interest and other
  income, net                   1,502        2,099        3,132        4,148
 Interest expense              (1,397)      (1,394)      (2,795)      (2,772)
                             ---------     --------    ---------    ---------

    Total other income            105          705          337        1,376
                             ---------     --------    ---------    ---------
Earnings before income taxes    8,063           38       15,660        7,945

Income tax provision
  (benefit)                    2,016         (187)       3,915        2,185
                             ---------     --------    ---------    ---------
Net earnings                 $  6,047      $   225     $ 11,745     $  5,760
                             =========     ========    =========    =========

Earnings per share (Note 3):
 Basic                       $    .58      $   .02     $   1.12     $    .50
 Diluted                     $    .53      $   .02     $   1.04     $    .49


Weighted average number of
common and common equivalent
shares outstanding:
 Basic                         10,489       11,512       10,459       11,507
 Diluted                       13,096       11,633       13,034       11,668

Dividends per share          $    .08      $   .08     $    .16     $    .16



                              PARK ELECTROCHEMICAL CORP.
                                   AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited--in thousands)
                                                           26 Weeks Ended
                                                      ------------------------
                                                      August 31,    August 30,
                                                         1999          1998
                                                      ----------   -----------
Net cash provided by operating activities              $ 8,760       $ 8,992
                                                       --------      --------

Cash flows from investing activities:
 Purchases of property, plant and
  equipment, net                                       (12,267)      (13,666)
 Purchases of marketable securities                    (97,620)      (85,995)
 Proceeds from sales/maturities of marketable
  securities                                           101,023        89,919
                                                       --------      --------
  Net cash used in investing
   activities                                           (8,864)       (9,742)
                                                       --------      --------


Cash flows from financing activities:
 Dividends paid                                         (1,653)       (1,824)
 Proceeds from exercise of stock options                 2,103           180
                                                       --------      --------
  Net cash provided by (used in) financing
  activities                                               450        (1,644)
                                                       --------      --------

Increase (decrease) in cash and cash equivalents
 before effect of exchange rate changes                    346        (2,394)

Effect of exchange rate changes on cash
 and cash equivalents                                     (423)          639
                                                       --------      --------

Decrease in cash and cash equivalents                      (77)       (1,755)

Cash and cash equivalents, beginning of period          36,682        45,102
                                                       --------      --------
Cash and cash equivalents, end of period               $36,605       $43,347
                                                       ========      ========


Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                           $ 2,750       $ 2,750
    Income taxes                                       $ 2,707       $ 1,264




                          PARK ELECTROCHEMICAL CORP.
                               AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The condensed consolidated balance sheet as of August 29, 1999, the consolidated statements of earnings for the 13 weeks and 26 weeks ended August 29, 1999 and August 30, 1998, and the condensed consolidated statements of cash flows for the 26 week periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at August 29, 1999, and the results of operations and cash flows for all periods presented, have been made.

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

2.   INVENTORIES

     Inventories consist of the following:
                                                   (In thousands)
                                            August 29,      February 28,
                                               1999             1999
                                            ----------      ------------
          Raw materials                      $ 9,904           $ 8,787
          Work-in-process                      4,852             4,590
          Finished goods                      10,586            11,533
          Manufacturing supplies               1,432               793
                                             -------           -------
                                             $26,774           $25,703
                                             =======           =======

3.  EARNINGS PER SHARE

    The following table sets forth the calculation of basic and diluted earnings per share for the periods specified (in thousands, except per share amounts):
                                       13 weeks ended        26 weeks ended
                                       --------------        --------------
                                   August 29, August 30,  August 29, August 30,
                                      1999       1998        1999       1998
                                   ---------- ----------  ---------- ----------
 Net income for basic EPS          $ 6,047   $   225     $11,745    $ 5,760
 Add interest on 5.5% convertible
  subordinated notes, net of taxes     908       *         1,816        *
                                    -------  -------     -------    -------
 Net income for diluted EPS        $ 6,955   $   225     $13,561    $ 5,760
                                   =======   =======     =======    =======
 Weighted average common shares
  outstanding for basic EPS         10,489    11,512      10,459     11,507
 Net effect of dilutive options        237       121         205        161
 Assumed conversion of 5.5%
  convertible subordinated notes     2,370       *         2,370        *
                                   -------   -------     -------    -------
 Weighted average shares
  outstanding for diluted EPS       13,096    11,633      13,034     11,668
                                   =======   =======     =======    =======
 EPS-basic                         $   .58   $   .02     $  1.12    $   .50
 EPS-diluted                       $   .53   $   .02     $  1.04    $   .49

*For the 13 and 26 weeks ended August 30, 1998, the effects of the 5.5% con-vertible subordinated notes were not considered as their effect was anti-dilutive.

                                      -7-

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

      Financial information concerning the Company's business segments follows (in thousands):

                                      13 weeks ended        26 weeks ended
                                      --------------        --------------
                                  August 29, August 30,  August 29, August 30,
                                     1999       1998        1999       1998
                                  ---------- ----------  ---------- ----------
  Revenues
  Electronic materials           $ 98,516   $ 77,217    $194,153   $167,816

  Engineered materials and
    plumbing hardware               9,213      9,131      18,030     18,387
                                 ---------  ---------   ---------  ---------
  Net sales                      $107,729   $ 86,348    $212,183   $186,203
                                 =========  =========   =========  =========

  Profit/(Loss)
  Electronic materials           $  8,915   $     22    $ 17,445   $  7,941

  Engineered materials and
    plumbing hardware                 504        382       1,201        621

  General corporate expense        (1,461)    (1,071)     (3,324)    (1,993)

  Interest and other income, net    1,502      2,099       3,132      4,148

  Interest expense                 (1,397)    (1,394)     (2,794)    (2,772)
                                 ---------  ---------   ---------  ---------
  Earnings before income taxes   $  8,063   $     38    $ 15,660   $  7,945
                                 =========  =========   =========  =========

                                          August 29,      February 28,
                                             1999             1999
                                          ----------      ------------
  Assets
  Electronic materials                     $246,616         $233,886

  Engineered materials and
    plumbing hardware                        12,222           11,752

  Corporate(1)                              106,254          106,060
                                          ---------         ---------
  Total assets                             $365,092         $351,698
                                          =========         =========

  (1) Corporate assets consist primarily of cash, cash equivalents and marketable securities.

                                     -8-

5. COMPREHENSIVE INCOME

   Statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income" (SFAS No. 130), establishes standards for reporting changes in equity from non-owner sources in the financial statements. Total non-owner changes in stockholders' equity for the 13 weeks ended August 29, 1999 and August 30, 1998 were $5,594,000 and $935,000, respectively. Total non-owner changes for the 26 weeks ended August 29, 1999 and August 30, 1998 were $10,244,000 and $6,891,000, respectively.
   Comprehensive income consists primarily of net income and foreign currency translation adjustments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Park is a leading global designer and producer of advanced electronic materials used to fabricate complex multilayer printed circuit boards and electronic interconnect systems. Park's electronic materials business is operated by its "Nelco" group of companies. The Company's customers for its advanced printed circuit materials include leading independent circuit board fabricators, contract manufacturers and large electronic equipment manufacturers in the computer, telecommunications, transportation, aerospace and instrumentation industries.

            The Company's electronic materials operations accounted for approximately 90% and 89%, respectively, of net sales worldwide in the last two fiscal years, approximately 91% and 92% in the three-month period and six-month period, respectively, ended August 29, 1999 and approximately 89% and 90% in the three-month period and six-month period, respectively, ended August 30, 1998. The Company's foreign electronic materials operations accounted for approximately 39% and 31%, respectively, of net sales worldwide in the 1999 and 1998 fiscal years, approximately 35% and 36% in the three-month period and six-month period, respectively, ended August 29, 1999 and approximately 43% and 39% in the three-month period and six-month period, respectively, ended August 30, 1998.

            Park is also engaged in the engineered materials and plumbing hardware businesses, which consist of the Company's specialty adhesive tape and film business, its advanced composite materials business and its plumbing hardware business, all of which operate as independent business units. These businesses accounted for approximately 10% and 11%, respectively, of the Company's total net sales worldwide in the last two fiscal years, approximately 9% and 8% in the three-month period and six-month period, respectively, ended August 29, 1999 and approximately 11% and 10% in the three-month period and six-month period, respectively, ended August 30, 1998.

            The Company's sales continued to grow in the three-month and six-month periods ended August 29, 1999, led by growth in sales by the Company's North American and Asian electronic materials operations, which was partially offset by the loss of sales to Delco Electronics, discussed below. The earnings growth that the Company achieved during its 1998 fiscal year, and that did not continue in the 1999 fiscal year, resumed in the 2000 fiscal year first and second quarters. This resumed growth was primarily a result of strong performances by the Company's electronic materials operations despite the significant negative impact caused by the loss of sales to Delco Electronics.

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

            However, in March 1998, the Company was informed by Delco that Delco planned to close its printed circuit board fabrication plant and completely exit the printed circuit board manufacturing business. As a result, the Company's sales to Delco declined during the three-month period ended May 31, 1998, were negligible during the three-month period ended August 30, 1998, were nil during the remainder of the 1999 fiscal year and during the 2000 fiscal year first and second quarters and are expected to be nil during the remainder of the 2000 fiscal year and in future years. In May 1998, the Company and its Nelco subsidiary in Arizona filed a complaint against Delco Electronics Corporation and the Delphi Automotive Systems unit of General Motors Corp. in the United States District Court for the

District of Arizona. The complaint alleges, among other things, that Delco breached its contract to purchase semi-finished multilayer printed circuit boards from Nelco and that Delphi interfered with Nelco's contract with Delco, and seeks compensatory and punitive damages of not less than $170 million.

            Although the Company's electronic materials segment was not dependent on this single customer, the loss of this customer had a material adverse effect on the business of the segment in the 1999 fiscal year and in the 2000 fiscal year first and second quarters and may have a material adverse effect on the business of this segment in the fiscal year ending February 27, 2000 and in subsequent fiscal years.

Three and Six Months Ended August 29, 1999 Compared with Three and Six Months Ended August 30, 1998:

            The Company's electronic materials business was principally responsible for the improvement in the Company's results of operations for the three-month and six-month periods ended August 29, 1999. The strengthening of the Company's printed circuit materials businesses during the latter part of the 1999 fiscal year continued in the 2000 fiscal year first and second quarters. However, the absence of the business with Delco Electronics during the first and second quarters constrained the Company's sales volume in North America and negatively affected the Company's margins.

            The Company's results of operations and gross margins improved in the 2000 fiscal year first and second quarters principally as a result of the electronic materials business' reducing its internal costs and maximizing the utilization of its manufacturing resources, working closely with its suppliers to reduce its raw material costs, increasing its market share with certain key customers, and increasing its sales of higher technology, higher margin products. In addition, the Company's electronic materials business experienced improved efficiencies resulting from the operation of certain of its facilities at levels close to their designed manufacturing capacity, which favorably impacted the Company's margins.

            Operating results of the Company's engineered materials and plumbing hardware business segment also improved during the three-month and six-month periods ended August 29, 1999. This improvement was attributable to the specialty adhesive tape and plumbing hardware businesses. The results of the Company's advanced composite materials business also improved during the 2000 fiscal year second quarter.

            Results of Operations

            Sales for the three-month and six-month periods ended August 29, 1999 increased 25% to $107.7 million and 14% to $212.2 million, respectively, from $86.3 million and $186.2 million for last fiscal year's comparable periods. Sales of the electronic materials business for the three-month and six-month periods ended August 29, 1999 were $98.5 million and $194.2 million, respectively, or approximately 91% and 92%, respectively, of total sales worldwide, compared with $77.2 million and $167.8 million, respectively, or approximately 89% and 90%, respectively, of total sales worldwide for last fiscal year's comparable periods. The increases in sales of electronic materials were principally the result of higher volumes of electronic materials shipped and increases in sales of higher technology products. Sales of the engineered materials and plumbing hardware business for the three-month and six-month periods ended August 29, 1999 were $9.2 million and $18.0 million, respectively, compared with approximately the same amounts of sales for last fiscal year's comparable periods.

            The Company's foreign electronic materials operations accounted for $37.6 million and $75.7 million, respectively, of sales, or 35% and 36% of the Company's total sales worldwide, during the three-month and six-month periods ended August 29, 1999 compared with $36.9 million and $72.6 million, respectively, of sales, or 43% and 39% of total sales worldwide, during last fiscal year's comparable periods. The increases in sales by foreign operations were due to increases in sales by the Company's Asian and European operations.

            The gross margins for the Company's worldwide operations were 18.0% and 18.1%, respectively, during the three-month and six-month periods ended August 29, 1999 compared with 10.4% and 14.2%, respectively, for last fiscal year's comparable periods. The improvements in the gross margins were attributable to the increases in sales volumes over last fiscal year's comparable periods, the continuing growth in sales of higher technology, higher margin products and efficiencies resulting from operating certain of the Company's facilities at levels close to their designed capacity. However, the favorable impact of these factors was partially offset by the absence of sales volumes with Delco Electronics.

            Selling, general and administrative expenses, measured as a percentage of sales, were 10.6% and 10.9% during the three-month period and six-month period, respectively, ended August 29, 1999 compared with 11.2% and 10.7%, respectively, during last fiscal year's comparable periods. The decline for the three-month period resulted from proportionately greater sales compared to the comparable period during the last fiscal year, while the increase for the six-month period was a function of increased general and administrative expenses, resulting, in part, from higher professional fees, some of which are not recurring, and increased employee performance incentives.

            For the reasons set forth above, profit from operations for the three-month period ended August 29, 1999 increased to $8.0 million from a loss of $0.7 million for last fiscal year's comparable period, and profit from operations for the six-month period ended August 29, 1999 increased 133% to $15.3 million from $6.6 million for last fiscal year's comparable period.

            Interest and other income, principally investment income, was $1.5 million and $3.1 million, respectively, for the three-month and six-month periods ended August 29, 1999 compared with $2.1 million and $4.1 million, respectively for last fiscal year's comparable periods. The declines in investment income were attributable to a reduction in cash available for investment and a decrease in prevailing interest rates. The Company's investments were primarily short-term taxable instruments and government securities. Interest expense for the three-month and six-month periods ended August 29, 1999 was $1.4 million and $2.8 million, respectively, compared with approximately the same amounts during last fiscal year's comparable periods. The Company's interest expense is related primarily to its $100 million principal amount of 5.5% Convertible Subordinated Notes due 2006 (the "Notes") issued in February 1996.

            The Company's effective income tax rate for the three-month period ended August 29, 1999 was 25.0% compared with a tax benefit of $0.2 million recorded by the Company for the three-month period ended August 30, 1998, and the Company's effective income tax rate for the six-month period ended August 29, 1999 was 25.0% compared with 27.5% for last fiscal year's comparable period. The increase in the effective tax rate for the three-month period was primarily the result of the Company's improved operating results, and the decrease in the six-month period in the effective tax rate was primarily the result of a change in the Company's income mix among the tax jurisdictions in which the Company does business.

            Net earnings for the three-month and six-month periods ended August 29, 1999 increased to $6.0 million and $11.7 million, respectively, from $0.2 million and $5.8 million, respectively, for last fiscal year's comparable periods. Basic and diluted earnings per share increased to $0.58 and $0.53, respectively, for the three-month period ended August 29, 1999 from $0.02 for last fiscal year's comparable period, and basic and diluted earnings per share increased to $1.12 and $1.04, respectively, for the six-month period ended August 29, 1999 from $0.50 and $0.49, respectively, for last fiscal year's comparable period. These increases in net earnings and earnings per share were attributable to the Company's significantly improved operating results.

Liquidity and Capital Resources:

            At August 29, 1999, the Company's cash and temporary investments were $136.1 million compared with $139.7 million at February 28, 1999, the end of the Company's 1999 fiscal year. The decrease in the Company's cash and investment position at August 29, 1999 was attributable to investments in property, plant and equipment in excess of cash provided from operating activities, as discussed below. The Company's working capital was $174.7 million at August 29, 1999 compared with $166.8 million at February 28, 1999. The increase at August 29, 1999 compared with February 28, 1999 was due principally to higher accounts receivable, offset in part by higher accrued liabilities and the decrease in cash and temporary investments. The Company's current ratio (the ratio of current assets to current liabilities) was 3.7 to 1 at August 29, 1999 and 3.6 to 1 at February 28, 1999.

            During the six-months ended August 29, 1999, cash provided by net earnings before depreciation and amortization of $11.7 million was reduced by a net increase in working capital items, resulting in $8.8 million of cash provided from operating activities, and the Company expended $12.3 million for the purchase of property, plant and equipment. Net expenditures for property, plant and equipment were $24.4 million in the 1999 fiscal year. The Company recently announced large expansion programs relating to its electronic materials operations in New York and California, and the Company expects to complete an expansion of its electronic materials operations in Asia during the current fiscal year.

            At August 29, 1999, the Company's only long-term debt was the Notes. The Company believes its financial resources will be sufficient, for the foreseeable future, to provide for continued investment in property, plant and equipment and for general corporate purposes. Such resources, including the proceeds from the Notes, would also be available for appropriate acquisitions and other expansions of the Company's business.

Environmental Matters:

            In the six-month periods ended August 29, 1999 and August 30, 1998, the Company charged less than $0.1 million against pretax income for environmental remedial response and voluntary cleanup costs (including legal fees). While annual expenditures have generally been constant from year to year, and may increase over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At August 29, 1999 and February 28, 1999, the recorded liability in accrued liabilities for environmental matters was $3.5 million. Management does not expect that environmental matters will have a material adverse effect on the liquidity, capital resources, business, consolidated results of operations or consolidated financial position of the Company.

Year 2000:

            Year 2000 issues relate to system failures or errors resulting from computer programs and embedded computer chips which utilize dates with only two digits instead of four digits to represent a year. A date field with two digits representing a year may result in an error or failure due to the system's inability to recognize "00" as the Year 2000.

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

            In the information technology and embedded systems areas, the Company has completed the inventory and assessment phases and is conducting the remediation and testing phases. The Company anticipates that the remediation and testing phases for all critical systems will be completed by October 31, 1999 and that after it has completed any necessary modifica-tions, Year 2000 issues will not pose significant operating problems. The Company is also in the process of assessing the Year 2000 compliance of third parties on whom it relies, and is developing contingency plans where possible. Such contingency plans may include using alternate suppliers and increasing inventory levels. The Company will continue to evaluate the readiness of its suppliers and to refine its contingency plans on an ongoing basis.

            The Company is upgrading its information systems to improve their functionality and efficiency. As part of this ongoing system upgrade, the Company is modifying or replacing existing computer programs so that they will function properly with respect to dates beyond December 31, 1999. A major component of this project includes the replacement of legacy computer programs with a fully integrated Oracle based system. The Oracle system is being implemented at one Company location at a time. The Company has developed a contingency plan to upgrade the existing legacy systems to function beyond 1999 for those locations which have not completed the conversion to the Oracle based system.

            As mentioned in the preceding paragraph, the primary reason for the extensive system modifications which are being undertaken by the Company is the improvement of the functionality and efficiency of the Company's existing information systems. Accordingly, the Company's budget for these information technology improvements included enhanced Year 2000 compliant hardware and software. Management does not expect that the incremental cost of its Year 2000 compliance program will have a material adverse effect on the liquidity, capital resources, business, consolidated results of operations or consolidated financial position of the Company.

            Although the Company believes it is taking appropriate measures to avoid any material adverse effects relating to Year 2000 issues, no amount of preparation and testing can guarantee Year 2000 compliance. In addition to the risks of the failure to locate and correct Year 2000 problems in the Company's information systems and software programs that control various equipment functions, the Company is exposed to the risk of the Year 2000 readiness of its suppliers, as well as suppliers to its suppliers, customers and other third parties, and infra-structure failures. Although the Company has initiated a program to communicate with all of its significant suppliers and customers to determine the extent to which the Company is vulnerable to a failure by such a third party to adequately address its own Year 2000 issues, the Company does not have control over these third parties and, as a result, cannot currently estimate to what extent the failure of these third parties to successfully address their Year 2000 issues may adversely affect the Company's liquidity, capital resources, business, consolidated results of operations or consolidated financial position.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

            The Company is exposed to market risks for changes in foreign currency exchange rates and interest rates. The Company's primary foreign currency exchange exposure relates to the translation of the financial statements of foreign subsidiaries using currencies other than the U.S. dollar as their functional currency. The Company does not believe that a 10% fluctuation in foreign exchange rates would have had a material impact on its consolidated results of operations or financial position. The exposure to market risks for changes in interest rates relates to the Company's short-term investment portfolio. This investment portfolio is managed by outside professional managers in accordance with guidelines issued by the Company. These guidelines are designed to establish a high quality fixed income portfolio of government and highly rated corporate debt securities with a maximum weighted average maturity of less than one year. The Company does not use derivative financial instruments in its investment portfolio. Based on the average maturity of the investment portfolio at the end of the 1999 fiscal year and at August 29, 1999, a 10% increase in short term interest rates would not have had a material impact on the consolidated results of operations or financial position of the Company.

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

         The Company announced in March 1998 that it had been informed by Delco Electronics that Delco planned to close its printed circuit board fabrication plant and exit the printed circuit board manufacturing business. As a result, the Company's sales to Delco declined significantly during the three-month period ended May 31, 1998, were negligible during the three-month period ended August 30, 1998, were nil during the remainder of the 1999 fiscal year and during the 2000 fiscal year first and second quarters and are expected to be nil during the remainder of the 2000 fiscal year and in future years. The Company had been Delco's principal supplier of semi-finished multilayer printed circuit board materials for more than ten years. These materials were used by Delco to produce finished multilayer printed circuit boards. Sales to Delco Electronics represented 15.8% and 17.3% of the Company's total worldwide sales for the 1998 and 1997 fiscal years, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of this Report and "Factors That May Affect Future Results" after Item 2 of this Report.

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Shareholders held on July 13, 1999:

    (a) the persons elected as directors of the Company and the voting for such persons were as follows:

                                                   Authority
             Name              Votes For          Withheld
         --------------         ----------         ---------
         Mark S. Ain            9,493,747         242,147
         Anthony Chiesa         9,468,827         267,067
         Lloyd Frank            9,456,211         279,683
         Brian E. Shore         9,478,313         257,581
         Jerry Shore            9,475,796         260,098


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         Exhibit
         Number

         27.01    Financial data schedule

    (b) No reports on Form 8-K have been filed during the fiscal quarter ended August 29, 1999.

                                  SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            Park Electrochemical Corp.
                                            ---------------------------
                                                  (Registrant)




Date:  October 11, 1999                     /s/ Brian E. Shore
       ----------------                     ---------------------------
                                                Brian E. Shore
                                                 President and
                                             Chief Executive Officer





Date:  October 11, 1999                     /s/ Murray O. Stamer
       ----------------                     ---------------------------
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