Form 10-Q
period 1999-11-28
PARK ELECTROCHEMICAL CORP
filed 2000-01-11
CIK 76267

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  F O R M  10-Q


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 28, 1999

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


                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,462,198 as of January 7, 2000.

                           PARK ELECTROCHEMICAL CORP.
                                AND SUBSIDIARIES




                                TABLE OF CONTENTS


                                                                    Page
                                                                   Number
                                                                   ------
PART I.     FINANCIAL INFORMATION:

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
             November 28, 1999 (Unaudited) and
             February 28, 1999 ..................................     4

            Consolidated Statements of Earnings
             13 weeks and 39 weeks ended November 28, 1999 and
             November 29, 1998 (Unaudited).......................     5

            Condensed Consolidated Statements of Cash Flows
             39 weeks ended November 28, 1999 and
             November 29, 1998 (Unaudited).......................     6

            Notes to Condensed Consolidated Financial
             Statements (Unaudited) .............................     7

   Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations .........................................     10

   Factors That May Affect Future Results........................     15

   Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk.........................................     15

PART II.    OTHER INFORMATION:

   Item 1.  Legal Proceedings ...................................     16

   Item 6.  Exhibits and Reports on Form 8-K ....................     16


SIGNATURES  .....................................................     17

EXHIBIT INDEX....................................................     18

                         PART I.  FINANCIAL INFORMATION




Item 1.      Financial Statements

             The Company's Financial Statements begin on the next page.

                         PARK ELECTROCHEMICAL CORP.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands)
                                               November 28,     February 28,
                                                  1999               1999
                                               -----------      ------------
ASSETS                                         (Unaudited)           *
Current assets:

  Cash and cash equivalents                     $ 32,347         $ 36,682

  Marketable securities                          103,420          103,020

  Accounts receivable, net                        66,802           56,917

  Inventories (Note 2)                            29,603           25,703

  Prepaid expenses and other current assets        8,397            7,874
                                                --------         --------
     Total current assets                        240,569          230,196

Property, plant and equipment, net               123,493          118,012

Other assets                                       3,340            3,490
                                                --------         --------
                                                $367,402         $351,698
                                                ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable                              $ 31,103         $ 31,019

  Accrued liabilities                             26,445           23,154

  Income taxes payable                             6,261            9,183
                                                --------         --------
     Total current liabilities                    63,809           63,356

Long-term debt                                   100,000          100,000

Deferred income taxes                             10,360            9,501

Deferred pension and other liabilities            13,661           14,195

Stockholders' equity:
   Common stock                                    1,358            1,358
   Additional paid-in capital                     54,233           53,108
   Retained earnings                             157,383          142,336
   Treasury stock, at cost                       (29,128)         (30,354)
   Accumulated other non-owner changes (Note 5)   (4,274)          (1,802)
                                                ---------        ---------
     Total stockholders' equity                  179,572          164,646
                                                ---------        ---------
                                                $367,402         $351,698
                                                =========        =========

*The balance sheet at February 28, 1999 has been derived from the audited financial statements at that date.

                         PARK ELECTROCHEMICAL CORP.
                             AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF EARNINGS
               (Unaudited--in thousands, except per share amounts)

                                13 Weeks Ended            39 Weeks Ended
                            ------------------------  ------------------------
                            November 28, November 29,  November 28, November 29,
                                1999         1998         1999         1998
                            -----------  -----------   -----------  -----------
Net sales                    $108,183     $103,290     $320,366     $289,493

Cost of sales                  89,479       87,294      263,214      247,133
                             ---------     --------    ---------    ---------
Gross profit                   18,704       15,996       57,152       42,360

Selling, general and
  administrative expenses      11,273       10,991       34,398       30,786
                             ---------     --------    ---------    ---------
  Profit from
   operations                   7,431        5,005       22,754       11,574
                             ---------     --------    ---------    ---------

Other income (expense):
 Interest and other
  income, net                   1,686        1,788        4,818        5,936
 Interest expense              (1,397)      (1,393)      (4,192)      (4,165)
                             ---------     --------    ---------    ---------

    Total other income            289          395          626        1,771
                             ---------     --------    ---------    ---------
Earnings before income taxes    7,720        5,400       23,380       13,345

Income tax provision            1,930        1,151        5,845        3,336
                             ---------    ---------    ---------    ---------
Net earnings                 $  5,790     $  4,249      $17,535      $10,009
                             =========    =========    =========    =========

Earnings per share (Note 3):
 Basic                       $    .55      $   .41      $  1.67      $   .90
 Diluted                     $    .51      $   .40      $  1.55      $   .89


Weighted average number of
common and common equivalent
shares outstanding:
 Basic                         10,546       10,483       10,488       11,166
 Diluted                       13,221       12,941       13,096       11,302

Dividends per share          $    .08      $   .08      $   .24      $   .24



                              PARK ELECTROCHEMICAL CORP.
                                   AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited--in thousands)
                                                            39 Weeks Ended
                                                     --------------------------
                                                     November 28,   November 29,
                                                         1999          1998
                                                     -----------    -----------
Net cash provided by operating activities              $16,637        $ 8,288
                                                       --------       --------

Cash flows from investing activities:
 Purchases of property, plant and
  equipment, net                                       (19,494)       (18,682)
 Purchases of marketable securities                   (119,435)      (105,061)
 Proceeds from sales of marketable
  securities                                           119,027        115,487
                                                       --------       --------
  Net cash used in investing
   activities                                          (19,902)        (8,256)
                                                       --------       --------


Cash flows from financing activities:
 Dividends paid                                         (2,488)        (2,650)
 Proceeds from exercise of stock options                 2,351            183
 Purchase of treasury stock                               -           (13,452)
                                                       --------       --------
  Net cash used in financing activities                   (137)       (15,919)
                                                       --------       --------

Decrease in cash and cash equivalents
 before effect of exchange rate changes                 (3,402)       (15,887)

Effect of exchange rate changes on cash
 and cash equivalents                                     (933)           857
                                                       --------       --------

Decrease in cash and cash equivalents                   (4,335)       (15,030)

Cash and cash equivalents, beginning of period          36,682         45,102
                                                       --------       --------
Cash and cash equivalents, end of period               $32,347        $30,072
                                                       ========       ========


Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                           $ 5,500        $ 5,500
    Income taxes                                       $ 7,422        $ 1,479



                          PARK ELECTROCHEMICAL CORP.
                               AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of November 28, 1999, the consolidated statements of earnings for the 13 weeks and 39 weeks ended November 28, 1999 and November 29, 1998, and the condensed consolidated statements of cash flows for the 39 week periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at November 28, 1999, and the results of operations and cash flows for all periods presented, have been made.

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

2.   INVENTORIES

     Inventories consist of the following:
                                                   (In thousands)
                                           November 28,      February 28,
                                               1999              1999
                                           -----------       ------------
          Raw materials                      $11,405           $ 8,787
          Work-in-process                      6,199             4,590
          Finished goods                      10,903            11,533
          Manufacturing supplies               1,096               793
                                             -------           -------
                                             $29,603           $25,703
                                             =======           =======

3.    EARNINGS PER SHARE

      The following table sets forth the calculation of basic and diluted earnings per share for the periods specified (in thousands, except per share amounts):
                                     13 weeks ended           39 weeks ended
                                     --------------           --------------
                                November 28, November 29,  November 28, November 29,
                                   1999         1998          1999        1998
                                ----------- -----------  ----------- ------------
Net income for basic EPS          $ 5,790     $ 4,249      $17,535     $10,009
Add interest on 5.5% convertible
 subordinated notes, net of taxes     908         905        2,725         *
                                  -------     -------      -------     -------
Net income for diluted EPS        $ 6,698     $ 5,154      $20,260     $10,009
                                  =======     =======      =======     =======
 Weighted average common shares
  outstanding for basic EPS        10,546      10,483       10,488      11,166
 Net effect of dilutive options       305          88          238         136
 Assumed conversion of 5.5%
  convertible subordinated notes    2,370       2,370        2,370         *
                                  -------     -------      -------     -------
 Weighted average shares
  outstanding for diluted EPS      13,221      12,941       13,096      11,302
                                  =======     =======      =======     =======
 EPS-basic                        $   .55     $   .41      $  1.67     $   .90
 EPS-diluted                      $   .51     $   .40      $  1.55     $   .89

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

      Financial information concerning the Company's business segments follows (in thousands):

                                   13 weeks ended          39 weeks ended
                                   --------------          --------------
                               November 28, November 29, November 28, November 29,
                                  1999         1998        1999        1998
                               ----------- ----------- ----------- -----------
  Revenues
  Electronic materials          $100,045    $ 93,606    $294,198    $261,422

  Engineered materials and
    plumbing hardware              8,138       9,684      26,168      28,071
                                ---------   ---------   ---------   ---------
  Net sales                     $108,183    $103,290    $320,366    $289,493
                                =========   =========   =========   =========

  Profit/(Loss)
  Electronic materials          $  8,421    $  5,403    $ 25,867    $ 13,344

  Engineered materials and
    plumbing hardware                316         946       1,517       1,567

  General corporate expense       (1,306)     (1,344)     (4,630)     (3,337)

  Interest and other income,
    net                            1,686       1,788       4,818       5,936

  Interest expense                (1,397)     (1,393)     (4,192)     (4,165)
                                ---------   ---------   ---------   ---------
  Earnings before income taxes  $  7,720    $  5,400    $ 23,380    $ 13,345
                                =========   =========   =========   =========

                                           November 28,     February 28,
                                              1999              1999
                                           ------------     ------------
  Assets
  Electronic materials                       $256,002         $233,886

  Engineered materials and
      plumbing hardware                        12,062           11,752

  Corporate(1)                                 99,338          106,060
                                            ---------         ---------
  Total assets                               $367,402         $351,698
                                            =========         =========

  (1) Corporate assets consist primarily of cash, cash equivalents and marketable securities.

5.  COMPREHENSIVE INCOME

    Statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income" (SFAS No. 130), establishes standards for reporting changes in equity from non-owner sources in the financial statements. Total non-owner changes in stockholders' equity for the 13 weeks ended November 28, 1999 and November 29, 1998 were $4,819,000 and $4,972,000, respectively. Total non-owner changes for the 39 weeks ended November 28, 1999 and November 29, 1998 were $15,063,000 and $11,863,000, respectively. Comprehensive income consists primarily of net income and foreign currency translation adjustments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Park is a leading global designer and producer of advanced electronic materials used to fabricate complex multilayer printed circuit boards and electronic interconnect systems. Park's electronic materials business operates under the "Nelco" name. The Company's customers for its advanced printed circuit materials include leading independent circuit board fabricators, contract manufacturers and large electronic equipment manufacturers in the computer, telecommunications, transportation, aerospace and instrumentation industries.

            The Company's electronic materials operations accounted for approximately 90% and 89%, respectively, of net sales worldwide in the last two fiscal years ended February 28, 1999 and March 1, 1998, approximately 92% in the three-month and nine-month periods ended November 28, 1999 and approximately 91% and 90% in the three-month period and nine-month period, respectively, ended November 29, 1998. The Company's foreign electronic materials operations accounted for approximately 39% and 31%, respectively, of net sales worldwide in the 1999 and 1998 fiscal years, approximately 38% and 37% in the three-month period and nine-month period, respectively, ended November 28, 1999 and approximately 42% and 40% in the three-month period and nine-month period, respectively, ended November 29, 1998.

            Park is also engaged in the engineered materials and plumbing hardware businesses, which consist of the Company's specialty adhesive tape and film business, its advanced composite materials business and its plumbing hardware business, all of which operate as independent business units. These businesses accounted for approximately 10% and 11%, respectively, of the Company's total net sales worldwide in the last two fiscal years, approximately 8% in the three-month and nine-month periods ended November 28, 1999 and approximately 9% and 10% in the three-month period and nine-month period, respectively, ended November 29, 1998.

            The Company's sales continued to grow in the three-month and nine-month periods ended November 28, 1999, led by growth in sales by the Company's North American and Asian electronic materials operations, which was partially offset by the loss of sales to Delco Electronics, discussed below. The earnings growth that the Company achieved during its 1998 fiscal year, and that did not continue in the 1999 fiscal year, resumed in the 2000 fiscal year first, second and third quarters. This resumed growth was primarily a result of strong performances by the Company's electronic materials operations despite the significant negative impact caused by the loss of sales to Delco Electronics.

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

            However, in March 1998, the Company was informed by Delco that Delco planned to close its printed circuit board fabrication plant and completely exit the printed circuit board manufacturing business. As a result, the Company's sales to Delco declined during the three-month period ended May 31, 1998, were negligible during the three-month period ended August 30, 1998, were nil during the remainder of the 1999 fiscal year and during the 2000 fiscal year first, second and third quarters and are expected to be nil during the remainder of the 2000 fiscal year and in future years. In May 1998, the Company and its Nelco subsidiary in Arizona filed a complaint against Delco Electronics Corporation and the Delphi Automotive Systems unit of General Motors Corp. in the United States Dis-trict Court for the District of Arizona. The complaint alleges, among other things, that Delco breached its contract to purchase semi-finished multilayer printed circuit boards from Nelco and that Delphi interfered with Nelco's contract with Delco, and seeks compensatory damages of not less than $70 million and substantial punitive damages.

            Although the Company's electronic materials segment was not dependent on this single customer, the loss of this customer had a material adverse effect on the business of the segment in the 1999 fiscal year and in the 2000 fiscal year first, second and third quarters and may have a material adverse effect on the business of this segment in the fiscal year ending February 27,2000 and in subsequent fiscal years.

Three and Nine Months Ended November 28, 1999 Compared with Three and Nine Months Ended November 29, 1998:

            The Company's electronic materials business was principally responsible for the improvement in the Company's results of operations for the three-month and nine-month periods ended November 28, 1999. The strengthening of the Company's printed circuit materials businesses during the latter part of the 1999 fiscal year continued in the 2000 fiscal year first, second and third quarters. However, the absence of the business with Delco Electronics during the 2000 fiscal year constrained the Company's sales volume in North America and negatively affected the Company's margins.

            The Company's results of operations and gross margins improved in the 2000 fiscal year first and second quarters principally as a result of the electronic materials business' reducing its internal costs and maximizing the utilization of its manufacturing resources, working closely with its suppliers to reduce its raw material costs, increasing its market share with certain key customers, and increasing its sales of higher technology, higher margin products. These factors continued to favorably impact the Company's operations and margins in the 2000 fiscal year third quarter; however, the Company's electronic materials business also experienced inefficiencies resulting from the operation of certain of its facilities at levels in excess of their designed manufacturing capacity, difficulty associated with the integration of a small acquisition which was closed in the 2000 fiscal year second quarter, less than satisfactory performance by certain of the Company's electronic materials business units and price pressure exerted by customers, all of which negatively affected the Company's margins in the third quarter.

            Operating results of the Company's engineered materials and plumbing hardware businesses declined during the three-month and nine-month periods ended November 28, 1999. This decline was attributable to the plumbing hardware business and was only partially offset by improvements in the specialty adhesive tape and film business and advanced composite materials business.

            Results of Operations

            Sales for the three-month and nine-month periods ended November 28, 1999 increased 5% to $108.2 million and 11% to $320.4 million, respectively, from $103.3 million and $289.5 million for last fiscal year's comparable periods. Sales of the electronic materials business for the three-month and nine-month periods ended November 28, 1999 were $100.0 million and $294.2 million, respectively, compared with $93.6 million and $261.4 million, respectively, for last fiscal year's comparable periods. The increases in sales of electronic materials were principally the result of higher volumes of electronic materials shipped and increases in sales of higher technology products. Sales of the engineered materials and plumbing hardware businesses for the three-month and nine-month periods ended November 28, 1999 decreased 16% to $8.1 million and 7% to $26.2 million, respectively, from $9.7 million and $28.1 million for last fiscal year's comparable periods.

            The Company's foreign electronic materials operations accounted for $41.4 million and $117.0 million, respectively, of sales during the three-month and nine-month periods ended November 28, 1999 compared with $43.5 million and $116.1 million, respectively, of sales during last fiscal year's comparable periods. The decline in sales by foreign operations during the three-month period ended November 28, 1999 was due principally to a decline in sales by the Company's European operations, while the slight increase in such sales during the nine-month period ended November 28, 1999 was due principally to an increase in sales by the Company's Asian operations.

            The gross margins for the Company's worldwide operations were 17.3% and 17.8%, respectively, during the three-month and nine-month periods ended November 28, 1999 compared with 15.5% and 14.6%, respectively, for last fiscal year's comparable periods. The improvements in the gross margins were attributable to the increases in sales volumes over last fiscal year's comparable periods, the continuing growth in sales of higher technology, higher margin products and increases in market share with certain key electronic materials customers. However, the favorable impact of these factors was partially offset by the absence of sales volumes with Delco Electronics, inefficiencies caused by operating certain facilities at levels in excess of their designed manufacturing capacity, difficulty associated with the integration of a small acquisition which was closed in the 2000 fiscal year second quarter, less than satisfactory performance by certain of the Company's electronic materials business units and price pressure exerted by customers.

            Selling, general and administrative expenses, measured as a percentage of sales, were 10.4% and 10.7%, respectively, during the three-month and nine-month periods ended November 28, 1999 compared with 10.7% and 10.6%, respectively, during last fiscal year's comparable periods. The decline for the three-month period resulted from proportionately greater sales compared to the comparable period during the last fiscal year, while the increase for the nine-month period was a function of increased general and administrative expenses, resulting, in part, from higher professional fees, some of which are non-recurring, and increased employee performance incentives.

            For the reasons set forth above, profit from operations for the three-month period ended November 28, 1999 increased 48% to $7.4 million from $5.0 million for last fiscal year's comparable period, and profit from operations for the nine-month period ended November 28, 1999 increased 97% to $22.8 million from $11.6 million for last fiscal year's comparable period.

            Interest and other income, principally investment income, declined 6% to $1.7 million and 19% to $4.8 million, respectively, for the three-month and nine-month periods ended November 28, 1999 from $1.8 million and $5.9 million, respectively, for last fiscal year's comparable periods. The declines in investment income were attributable to reductions in cash available for investment and a decrease in prevailing interest rates. The Company's investments were primarily short-term taxable instruments and government securities. Interest expense for the three-month and nine-month periods ended November 28, 1999 was $1.4 million and $4.2 million, respectively, compared with approximately the same amounts during last fiscal year's comparable periods. The Company's interest expense is related primarily to its $100 million principal amount of 5.5% Convertible Subordinated Notes due 2006 (the "Notes") issued in February 1996.

            The Company's effective income tax rate for the three-month period ended November 28, 1999 was 25.0% compared with 21.3% for last fiscal year's comparable period, and the Company's effective income tax rate for the nine-month period ended November 28, 1999 was 25.0% compared with the same rate for last fiscal year's comparable period. This increase in the effective tax rate for the three-month period was primarily the result of a change in the Company's income mix among the tax jurisdictions in which the Company does business.

            Net earnings for the three-month and nine-month periods ended November 28, 1999 increased 36% to $5.8 million and 75% to $17.5 million, respectively, from $4.2 million and $10.0 million, respectively, for last fiscal year's comparable periods. Basic and diluted earnings per share increased to $0.55 and $0.51, respectively, for the three-month period ended November 28, 1999 from $0.41 and $0.40, respectively, for last fiscal year's comparable period, and basic and diluted earnings per share increased to $1.67 and $1.55, respectively, for the nine-month period ended November 28, 1999 from $0.90 and $0.89, respectively, for last fiscal year's comparable period. These increases in net earnings and earnings per share were attributable to the Company's significantly improved operating results.

Liquidity and Capital Resources:

            At November 28, 1999, the Company's cash and temporary investments were $135.8 million compared with $139.7 million at February 28, 1999, the end of the Company's 1999 fiscal year. The decrease in the Company's cash and temporary investment position at November 28, 1999 was attributable to investments in property, plant and equipment in excess of cash provided from operating activities, as discussed below. The Company's working capital was $176.8 million at November 28, 1999 compared with $166.8 million at February 28, 1999. The increase at November 28, 1999 compared with February 28, 1999 was due principally to higher receivables and inventories and lower income taxes payable, offset in part by the reduction in cash and temporary investments and higher accrued liabilities. The Company's current ratio (the ratio of current assets to current liabilities) was 3.8 to 1 at November 28, 1999 compared with 3.6 to 1 at February 28, 1999.

            During the nine-months ended November 28, 1999, cash provided by net earnings, before depreciation and amortization, of $29.8 million was reduced by a net increase in working capital items, resulting in $16.6 million of cash provided from operating activities, and the Company expended $19.5 million for the purchase of property, plant and equipment. Net expenditures for property, plant and equipment were $24.4 million in the 1999 fiscal year. In the 2000 fiscal year second quarter, the Company announced large expansion programs relating to its electronic materials operations in New York and California, and the Company expects to complete an expansion of its electronic materials operations in Asia during the current fiscal year.

            At November 28, 1999, the Company's only long-term debt was the Notes. The Company believes its financial resources will be sufficient, for the foreseeable future, to provide for continued investment in property, plant and equipment and for general corporate purposes. Such resources, including the proceeds from the Notes, would also be available for appropriate acquisitions and other expansions of the Company's business.

Environmental Matters:

            In the nine-month periods ended November 28, 1999 and November 29, 1998, the Company charged less than $0.1 million against pretax income for environmental remedial response and voluntary cleanup costs (including legal fees). While annual expenditures have generally been constant from year to year, and may increase over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At November 28, 1999 and February 28, 1999, the recorded liability in accrued liabilities for environmental matters was $3.5 million. Management does not expect that environmental matters will have a material adverse effect on the liquidity, capital resources, business, consolidated results of operations or consolidated financial position of the Company.

Year 2000:

            Year 2000 issues relate to system failures or errors resulting from computer programs and embedded computer chips which utilize dates with only two digits instead of four digits to represent a year. A date field with two digits representing a year may result in an error or failure due to the system's inability to recognize "00" as the Year 2000.

            To address Year 2000 issues, the Company has conducted a plan comprised of the following four phases: inventory, assessment, remediation and testing. The Company has applied this plan to the areas of information technology related to internal systems and processes, embedded systems related to manufacturing and other facility equipment, and external relationships which included evaluating the Year 2000 readiness of third parties such as suppliers, customers and service providers. The Company utilized external information technology consultants, in addition to the Company's internal resources, to evaluate and monitor the Company's Year 2000 readiness.

            In the information technology and embedded systems areas, the Company has completed the inventory, assessment, remediation and testing phases. The Company anticipates that Year 2000 issues will not pose significant operating problems. The Company is also continually assessing the Year 2000 compliance of third parties on whom it relies, and has developed contingency plans where possible. Such contingency plans include using alternate suppliers and increasing inventory levels. The Company will continue to evaluate the readiness of its suppliers and to refine its contingency plans on an ongoing basis.

            The Company is upgrading its information systems to improve their functionality and efficiency. As part of this ongoing system upgrade, the Company has modified or replaced existing computer programs so that they will function properly with respect to dates beyond December 31, 1999. A major component of this project includes the replacement of legacy computer programs with a fully integrated Oracle based system. The Oracle system is being implemented at one Company location at a time. The Company has upgraded the existing legacy systems to function beyond 1999 for those locations which have not completed the conversion to the Oracle based system.

            As mentioned in the preceding paragraph, the primary reason for the extensive system modifications which are being undertaken by the Company is the improvement of the functionality and efficiency of the Company's existing information systems. Accordingly, the Company's budget for these information technology improvements included enhanced Year 2000 compliant hardware and software. The incremental cost of the Company's Year 2000 compliance program did not have a material adverse effect on the liquidity, capital resources, business, consolidated results of operations or consolidated financial position of the Company.

            Although the Company believes it is taking appropriate measures to avoid any material adverse effects relating to Year 2000 issues, no amount of preparation and testing can guarantee Year 2000 compliance. In addition to the risks of the failure to locate and correct Year 2000 problems in the Company's information systems and software programs that control various equipment functions, the Company is exposed to the risk of the Year 2000 readiness of its suppliers, as well as suppliers to its suppliers, customers and other third parties, and infra-structure failures. Although the Company has initiated a program to communicate with all of its significant suppliers and customers to determine the extent to which the Company is vulnerable to a failure by such a third party to adequately address its own Year 2000 issues, the Company does not have control over these third parties and, as a result, cannot currently estimate to what extent the failure of these third parties to successfully address their Year 2000 issues may adversely affect the Company's liquidity, capital resources, business, consolidated results of operations or consolidated financial position. As of January 7, 2000, the Company has not experienced any material adverse effects relating to Year 2000 issues.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

            The Company is exposed to market risks for changes in foreign currency exchange rates and interest rates. The Company's primary foreign currency exchange exposure relates to the translation of the financial statements of foreign subsidiaries using currencies other than the U.S. dollar as their functional currency. The Company does not believe that a 10% fluctuation in foreign exchange rates would have had a material impact on its consolidated results of operations or financial position. The exposure to market risks for changes in interest rates relates to the Company's short-term investment portfolio. This investment portfolio is managed by outside professional managers in accordance with guidelines issued by the Company. These guidelines are designed to establish a high quality fixed income portfolio of government and highly rated corporate debt securities with a maximum weighted average maturity of less than one year. The Company does not use derivative financial instruments in its investment portfolio. Based on the average maturity of the investment portfolio at the end of the 1999 fiscal year and at November 28, 1999, a 10% increase in short term interest rates would not have had a material impact on the consolidated results of operations or financial position of the Company.

                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

         In May 1998, the Company and its Nelco subsidiary in Arizona filed a complaint against Delco Electronics Corporation and Delphi Automotive Systems in the United States District Court for the District of Arizona. The complaint alleges, among other things, that Delco breached its contract to purchase semi-finished multilayer printed circuit boards from Nelco and that Delphi interfered with Nelco's contract with Delco and seeks compensatory damages of not less than $70 million and substantial punitive damages.

         The Company announced in March 1998 that it had been informed by Delco Electronics that Delco planned to close its printed circuit board fabrication plant and exit the printed circuit board manufacturing business. As a result, the Company's sales to Delco declined significantly during the three-month period ended May 31, 1998, were negligible during the three-month period ended August 30, 1998, were nil during the remainder of the 1999 fiscal year and during the 2000 fiscal year first, second and third quarters and are expected to be nil during the remainder of the 2000 fiscal year and in future years. The Company had been Delco's principal supplier of semi-finished multilayer printed circuit board materials for more than ten years. These materials were used by Delco to produce finished multilayer printed circuit boards. Sales to Delco Electronics represented 15.8% and 17.3% of the Company's total worldwide sales for the 1998 and 1997 fiscal years, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of this Report and "Factors That May Affect Future Results" after Item 2 of this Report.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         Exhibit
         Number

         27.01     Financial data schedule

    (b) No reports on Form 8-K have been filed during the fiscal quarter ended November 28, 1999.

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




                                            Park Electrochemical Corp.
                                            ---------------------------
                                                  (Registrant)




Date:  January 10, 2000                     /s/Brian E. Shore
                                            ---------------------------
                                                Brian E. Shore
                                                 President and
                                             Chief Executive Officer





Date:  January 10, 2000                     /s/Murray O. Stamer
                                            ---------------------------
                                                Murray O. Stamer
                                                 Treasurer and
                                            Chief Accounting Officer

                               EXHIBIT INDEX




Exhibit No.      Name                                             Page

   27.01         Financial data schedule (filed
                  only by electronic transmission
                  with EDGAR filing with the
                  Securities and Exchange Commission)..........     -