Form 10-K
period 2000-02-27
PARK ELECTROCHEMICAL CORP
filed 2000-05-26
CIK 76267

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                            _______________

                               FORM 10-K

                   FOR ANNUAL AND TRANSITION REPORTS
                PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended February 27, 2000

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

                                                        As of Close
Title of Class        Aggregate Market Value          of Business On
Common Stock,             $263,092,619*                May 12, 2000
$.10 par value

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                           Shares                As of Close
Title of Class           Outstanding            of Business On
Common Stock,            10,471,348              May 12, 2000
$.10 par value

                  DOCUMENTS INCORPORATED BY REFERENCE

  Proxy Statement for Annual Meeting of Shareholders to be held July
   12, 2000 incorporated by reference into Part III of this Report.
=====================================================================

*Included in such amount are 985,809 shares of common stock valued at $25.125 per share and held by Jerry Shore, the Registrant's Chairman of the Board and a member of the Registrant's Board of Directors.

[cover page 2 of 2 pages]

































                              TABLE OF CONTENTS


                                                                   Page

PART I

Item 1.     Business............................................     3

Item 2.     Properties..........................................    13

Item 3.     Legal Proceedings...................................    14

Item 4.     Submission of Matters to a Vote of Security Holders.    14

            Executive Officers of the Registrant................    14


PART II

Item 5.     Market for the Registrant's Common Equity and
             Related Stockholder Matters........................    16

Item 6.     Selected Financial Data.............................    16

Item 7.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations................    18

            Factors That May Affect Future Results..............    25

Item 7A.    Quantitative and Qualitative Disclosures About
             Market Risk........................................    27

Item 8.     Financial Statements and Supplementary Data.........    28

Item 9.     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure................    49


PART III

Item 10.    Directors and Executive Officers of the Registrant..    49

Item 11.    Executive Compensation..............................    49

Item 12.    Security Ownership of Certain Beneficial Owners
             and Management.....................................    49

Item 13.    Certain Relationships with Related Transactions.....    49


PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K........................................    50

SIGNATURES .....................................................    59

FINANCIAL STATEMENT SCHEDULES
  Schedule II - Valuation and Qualifying Accounts ..............    60

EXHIBIT INDEX ..................................................    61









                                   PART I

Item 1.     Business.

General

        Park Electrochemical Corp. ("Park"), through its subsidiaries (unless the context otherwise requires, Park and its subsidiaries are hereinafter called the "Company"), is primarily engaged in the design, production and marketing of advanced electronic materials used to fabricate complex multilayer printed circuit boards and other electronic interconnec-tion systems. The Company's electronic materials business is operated by its "Nelco" business units located in North America, Europe and Asia. The Company is also engaged in the design, production and marketing of specialty adhesive tapes and films, advanced composite materials and microwave circuitry materials for the electronics, aerospace and industrial markets. Park was founded in 1954 by Jerry Shore, the Company's Chairman of the Board and largest shareholder.

        In October 1997, the Company acquired Dielektra GmbH, located in Cologne, Germany. Dielektra manufactures advanced electronic materials, including continuously produced copper-clad laminates and mass-laminated multilayer panels, used to produce sophisticated multilayer printed circuit boards. Dielektra is part of Park's Nelco group of companies. See Note 14 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

        For more than the last three fiscal years, the Company's business has been divided into two industry segments: (1) electronic materials and
(2) engineered materials and plumbing hardware. However, during the fourth quarter of the 2000 fiscal year, the Company decided to close the plumbing hardware portion of its engineered materials and plumbing hardware business segment. See Notes 15 and 16 of the Notes to Consolidated Financial Statements in Item 8 of this Report for information concerning the closure of the plumbing hardware business.

         Information concerning sales to unaffiliated customers, operating profit, identifiable assets, depreciation and amortization, and capital expenditures attributable to each of the Company's industry segments during its last three fiscal years is set forth in Note 12 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

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

Electronic Materials Operations

        The Company is a leading global designer and producer of advanced electronic materials used to fabricate complex multilayer printed circuit boards and other electronic interconnect systems, such as multilayer back-planes, wireless packages, high speed/low loss multilayers, high density interconnects ("HDIs") and semiconductor packaging systems. The Company's multilayer printed circuit materials include copper-clad laminates, prepregs and semi-finished multilayer printed circuit board panels. The Company has long-term relationships with its major customers, which include leading independent printed circuit board fabricators, contract manufacturers and, to a lesser extent, major electronic equipment manufacturers. Multilayer printed circuit boards and interconnect systems are used in virtually all advanced electronic equipment to direct, sequence and control electronic signals between semiconductor devices (such as microprocessors and memory and logic devices), passive components (such as resistors and capacitors) and connection devices (such as infra-red couplings, fiber optics and surface mount connectors). Examples of end uses of the Company's printed circuit materials include high speed routers and servers, supercomputers, laptops, satellite switching equipment, cellular telephones and transceivers and wireless personal digital assistants ("PDAs"). The Company has developed long-term relationships with major customers as a result of its leading edge products, extensive technical and engineering service support and responsive manufacturing capabilities.

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

        As a result of its leading edge products, extensive technical and engineering service support and responsive manufacturing capabilities, the Company expects to continue to take advantage of several industry trends. These trends include the increasing global demand for electronic products and technology, the increasingly advanced electronic materials required for interconnect performance and manufacturability, the increasing miniaturiza-tion and portability of advanced electronic equipment, the consolidation of the printed circuit board fabrication industry and the time-to-market and time-to-volume pressures requiring closer collaboration with materials suppliers.

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

        The global market for advanced electronic products is growing as a result of technological change and frequent new product introductions. This growth is principally attributable to increased sales and more complex electronic content of newer products, such as cellular telephones, pagers, personal computers and portable computing devices, and greater use of electronics in other products, such as automobiles. Further, large, almost completely untapped markets for advanced electronic equipment have emerged in such areas as India and China and other areas of the Pacific Rim.

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

        With the very high density circuit demands of miniaturized high performance interconnect systems, the uniformity, purity, consistency, performance predictability, dimensional stability and production tolerances of printed circuit materials have become successively more critical. High density printed circuit boards and interconnect systems often involve higher layer count multilayer circuit boards where the multiple planes of circuitry and dielectric insulating substrates are very thin (dielectric insulating substrate layers may be .002 inch or less) and the circuit line and space geometries in the circuitry plane are very narrow (.002 inch or less). In addition, advanced surface mount interconnect systems are typically designed with very small pad sizes and very narrow plated through holes or vias which electrically connect the multiple layers of circuitry planes. High density interconnect systems must utilize printed circuit materials whose dimension-al characteristics and purity are consistently manufactured to very high tolerance levels in order for the printed circuit board fabricator to attain and sustain acceptable production yields.

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

        Products and Services

        The Company produces a broad line of advanced printed circuit materials used to fabricate complex multilayer printed circuit boards and other electronic interconnect systems, including backplanes, wireless packages, high speed/low loss multilayers, high density interconnects ("HDIs") and semiconductor packaging systems. The Company also manufactures semi-finished multilayer printed circuit board panels for a select group of customers. The Company's diverse advanced printed circuit materials product line is designed to address a wide array of end-use applications and performance requirements.

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

        The Company's products include high-temperature modified epoxies, bismaleimide triazine epoxies ("BT epoxy"), non-MDA polyimides, enhanced polyimides, high performance epoxy Thermount materials ("Thermount" is a registered trademark of E.I. duPont de Nemours & Co.), APPE resin technology (a licensed product of Asahi Chemical Industry Co., Ltd.), SI (Signal Integrity) products,cyanate esters and polytetrafluoroethylene ("PTFE") materials.

        During the 2000 fiscal year, the Company introduced several new high technology electronic materials products, including:

 .       N4000-7MFSI - Nelco's new SI (Signal Integrity) version of the successful N4000-7 mid-range product introduced during the 1999 fiscal year that is designed for high speed applications requiring very tight tolerance signal integrity properties such as those specified with the Rambus RIMM modules and that provides more robust capabilities for high layer count backplanes requiring tighter electrical impedance values. (Rambus and RIMM are trademarks of Rambus Inc.)

 .       N7000-2HT - Nelco's new polyimide system with exceptional toughness for the most stringent applications such as network server-routers and burn-in board interconnects where the highest reliability is paramount.

 .       LD series of Laser Drillable products - Nelco's new series of multilayer materials designed to be compatible and enhance the state-of-the-art laser drilling processes utilized by Nelco's customers, which provides more productivity in the laser drilling process and higher quality formation of the critical micro-via holes.

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

        Customers and End Markets

        The Company's customers for its advanced electronic materials include the leading independent printed circuit board fabricators, contract manufacturers and, to a lesser extent, major electronic equipment manufac-turers in the computer, networking, telecommunications, transportation, aerospace and instrumentation industries located throughout North America, Europe and Asia. The Company seeks to align itself with the larger, more technologically-advanced and better capitalized independent printed circuit board fabricators and major electronic equipment manufacturers which are industry leaders committed to maintaining and improving their industry leadership positions and to building long-term relationships with their suppliers. The Company's selling effort typically involves several stages and relies on the talents of Company personnel at different levels, from management to sales personnel and quality engineers. The Company's strategy emphasizes the use of multiple facilities established in market areas in close proximity to its customers.

        During the Company's 2000 fiscal year, approximately 13.6% of the Company's sales were to Hadco Corporation, the largest manufacturer of printed circuit boards in North America. In April 2000, Hadco Corporation and Sanmina Corporation, a leading electronics contract manufacturer, announced that they had signed a definitive merger agreement pursuant to which Hadco would merge into Sanmina. As of the date of this Report, the merger of Hadco into Sanmina had not been consummated. During Park's 2000 fiscal year, a significant amount, but less than 10%, of Park's sales were to Sanmina Corporation.

        During the Company's 1998 fiscal year, 15.8% of the Company's sales were to Delco Electronics Corporation, a subsidiary of General Motors Corp. Delco Electronics had purchased significant amounts of product from the Company for more than three years. However, in March 1998 the Company was informed by Delco that Delco planned to close its printed circuit board fabrication plant and exit the printed circuit board manufacturing business. After the plant closure, Delco purchased all of its printed circuit boards from outside suppliers and Delco was no longer a customer of Park's. Since that time, the Company has been marketing its semi-finished multilayer circuit board material manufacturing capability to leading printed circuit board fabricators, contract assemblers and electronic original equipment manufacturers in North America. The Company had not previously been able to aggressively market this capability as its semi-finished multilayer capacity had been largely committed to supplying Delco Electronics. Although the Company's electronic materials segment was not dependent on this single customer, the loss of this customer had a material adverse effect on the business of this segment in the fiscal years ended February 28, 1999 and February 27, 2000 and may have a material adverse effect on the business of this segment in the fiscal year ending February 25, 2001 and in subsequent fiscal years. Although the electronic materials segment is not dependent on any single customer, the loss of a major customer or of a group of this segment's customers could have a material adverse effect on the business of this segment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report for a discussion of the significant pre-tax losses incurred during the 2000 fiscal year by the Company's Arizona based business unit which formerly supplied Delco Electronics Corporation with semi-finished circuit boards.

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

        The Company manufactures multilayer printed circuit materials at nine fully integrated facilities located in the United States, Europe and Southeast Asia. The Company opened its California facility in 1965, its United Kingdom facility in 1969, its first Arizona and France facilities in 1984, its Singapore facility in 1986 and its second Arizona and France facilities in 1992, and in 1997, the Company acquired Dielektra GmbH with a fully integrated facility in Cologne, Germany. The Company services the North American market principally through its United States manufacturing facilities, the European market principally through its manufacturing facilities in the United Kingdom, France and Germany, and the Asian market principally through its Singapore manufacturing facility. The Company has located its manufacturing facilities in its important markets. By maintaining full technical and engineering staffs at each of its manufactur-ing facilities, the Company is able to deliver fully-integrated products and services on a timely basis.

        The Company has been expanding the manufacturing capacity of its electronic materials facilities in recent years; and during the 2000 fiscal year, the Company completed expansions of its electronic materials operations in Singapore and France, acquired additional manufacturing capacity in California in the second quarter, and commenced significant additional expansions of its electronic materials operations in California and New York.

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

Engineered Materials and Plumbing Hardware

        For more than the last three years, the Company's engineered materials and plumbing hardware segment has been comprised of its specialty adhesive tape and film, advanced composite materials and plumbing hardware businesses. However, during the fourth quarter of the 2000 fiscal year, the Company decided to close the plumbing hardware portion of its engineered materials and plumbing hardware business segment. See Note 15 of the Notes to Consolidated Financial Statements in Item 8 of this Report for informa-tion concerning the closure of the plumbing hardware business.

        Dielectric Polymers, Inc., the Company's specialty adhesive tape and film business, produces tapes and bonding films for a variety of applica-tions including joining industrial components together. FiberCote Industries, Inc., the Company's composites business, designs and produces engineered advanced composite materials for the electronics, aerospace and industrial markets. Zin-Plas Corporation, which conducted the Company's plumbing hardware business, marketed plumbing hardware products, which it designed and manufactured typically from chrome and brass plated zinc and plastic, and marketed brass cast and plastic plumbing hardware products and components.

        Marketing and Customers

        The Company's engineered materials and plumbing hardware customers, substantially all of which are located in the United States, include manufacturers in the electronics, aerospace and industrial industries, original equipment manufacturers, hardware and plumbing wholesalers and home improvement centers. All of such products are marketed by sales personnel including both salaried employees and independent sales representatives who work on a commission basis.

        While no single engineered materials and plumbing hardware customer accounted for 10% or more of the Company's total sales during the last fiscal year, the loss of a major customer or of a group of some of the largest customers of the engineered materials and plumbing hardware segment could have a material adverse effect upon this segment.

        Manufacturing and Sources of Supply

        The Company's advanced composite materials manufacturing facility is located in Waterbury, Connecticut. Holyoke, Massachusetts is the site of the Company's specialty adhesive tape and film business. Zinc and plastic plumbing hardware products were manufactured and assembled at the Company's facilities in Grand Rapids and Walker, Michigan.

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

        The Company designed and manufactured its plumbing hardware to its own specifications and to the specifications of original equipment manufacturers, using combinations of materials and product designs that were developed by its personnel. The Company's product development efforts relating to its plumbing hardware business operations were directed toward the development of new decorative plumbing hardware product designs and new materials for use in the manufacture of plumbing products. This required market research, industrial design, engineering and testing for ease of installation and durability. The Company usually combined chrome-plated zinc and plastic moldings for its products.

        The principal materials used in the manufacture of the Company's plumbing hardware products consisted of zinc castings, plastics, plating materials, and other component parts. The Company purchased these materials from several suppliers. Although satisfactory substitutes for these materials are not readily available, the Company experienced no difficulties in obtaining such materials.

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

Backlog

        The Company records an item as backlog when it receives a purchase order specifying the number of units to be purchased, the purchase price, specifications and other customary terms and conditions. At April 28, 2000, the unfilled portion of all purchase orders believed to be firm was approximately $30,484,000, compared to $19,072,000 at April 30, 1999.
Backlog of the Company's two industry segments at April 28, 2000, compared to April 30, 1999, was as follows:

                                    April 28, 2000      April 30, 1999
     Electronic Materials             $27,405,000         $12,350,000
     Engineered Materials and
      Plumbing Hardware                 3,079,000           6,722,000

     Total                            $30,484,000         $19,072,000

     Various factors contribute to the size of the Company's backlog. Accordingly, the foregoing information may not be indicative of the Company's results of operations for any period subsequent to the fiscal year ended February 27, 2000.

Patents and Trademarks

     The Company holds several patents and trademarks or licenses thereto. In the Company's opinion, some of these patents and trademarks are important to its products. Generally, however, the Company does not believe that an inability to obtain new, or to defend existing, patents and trademarks would have a material adverse effect on the Company.

Employees

     At February 27, 2000, the Company had approximately 2,850 employees.
Of these employees, 2,670 were engaged in the Company's electronic materials operations, 150 in its engineered materials and plumbing hardware operations and 30 consisted of executive personnel and general administrative staff.
As a result of the closure of the plumbing hardware business, none of the Company's employees are subject to a collective bargaining agreement. Management considers its employee relations to be good.

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

     The Company and certain of its subsidiaries have been named by the Environmental Protection Agency (the "EPA") or a comparable state agency under the Comprehensive Environmental Response, Compensation and Liability Act (the "Superfund Act") or similar state law as potentially responsible parties in connection with alleged releases of hazardous substances at nine sites. In addition, a subsidiary of the Company has received cost recovery claims under the Superfund Act from other private parties involving two other sites and has received requests from the EPA under the Superfund Act for information with respect to its involvement at two other sites. Under the Superfund Act and similar state laws, all parties who may have contributed any waste to a hazardous waste disposal site or contaminated area identified by the EPA or comparable state agency may be jointly and severally liable for the cost of cleanup. Generally, these sites are locations at which numerous persons disposed of hazardous waste. In the case of the Company's subsidiaries, generally the waste was removed from their manufacturing facilities and disposed at the waste sites by various companies which contracted with the subsidiaries to provide waste disposal services. Neither the Company nor any of its subsidiaries have been accused of or charged with any wrongdoing or illegal acts in connection with any such sites. The Company believes it maintains an effective and comprehen-sive environmental compliance program. Management believes the ultimate disposition of known environmental matters will not have a material adverse effect upon the Company.

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

                                                                  Size
                          Owned or                               (Square
     Location              Leased                Use             Footage)
 Lake Success, NY         Leased         Executive Offices         7,000
 Walden, NY               Owned          Electronic Materials     51,000
 Newburgh, NY             Leased         Electronic Materials     57,000
 Fullerton, CA            Leased         Electronic Materials     95,000
 Anaheim, CA              Leased         Electronic Materials     26,000
 Anaheim, CA              Leased         Electronic Materials     41,000
 Tempe, AZ                Leased         Electronic Materials     86,000
 Tempe, AZ                Leased         Electronic Materials     38,000
 Tempe, AZ                Leased         Electronic Materials     15,000
 Mirebeau, France         Owned          Electronic Materials     81,000
 Lannemezan, France       Owned          Electronic Materials     29,000
 Cologne, Germany         Owned          Electronic Materials    193,000
 Sindelfingen, Germany    Leased         Electronic Materials     14,000
 Skelmersdale, England    Owned          Electronic Materials     54,000
 Singapore                Leased         Electronic Materials     48,000
 Singapore                Leased         Electronic Materials     10,000
 Holyoke, MA              Leased         Engineered Materials-    37,000
                                          Specialty Adhesive
                                          Tapes and Films
 Waterbury, CT            Leased         Engineered Materials-   100,000
                                          Advanced Composites

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

         Park announced in March 1998 that it had been informed by Delco Electronics that Delco planned to close its printed circuit board fabrica-tion plant and exit the printed circuit board manufacturing business. After the plant closure, Delco purchased all of its printed circuit boards from outside suppliers and Delco was no longer a customer of the Company's. The Company had been Delco's principal supplier of semi-finished multilayer printed circuit board materials for more than ten years. These materials were used by Delco to produce finished multilayer printed circuit boards. Sales to Delco Electronics represented 15.8% of the Company's total worldwide sales for the 1998 fiscal year. See "Business-Electronic Materials Operations-Customers and End Markets" in Item 1 of this Report, "Manage-ment's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report, "Factors That May Affect Future Results" after Item 7 of this Report and Note 13 of the Notes to Consolidat-ed Financial Statements in Item 8 of this Report.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Executive Officers of the Registrant.

       Name                             Title                       Age

Brian E. Shore          Chief Executive Officer, President           48
                        and a Director

Robert A. Forcier       Senior Vice President, OEM Marketing         50
                        and Technology

George L. Frantz        Senior Vice President and Chief              52
                        Information Officer

Emily J. Groehl         Senior Vice President, Sales and             53
                        Marketing

Christopher F. Johnson  Senior Vice President, Corporate             56
                        Development

Thomas T. Spooner       Senior Vice President, Technology            63

Stephen E. Gilhuley     Secretary and General Counsel                55

Murray O. Stamer        Treasurer                                    42

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




    Mr. Forcier has been employed by one of Park's "Nelco" business units for more than the past five years. He was president of Nelco Technology, Inc. from December 1987 to August 1992 and was Vice President, New Product Marketing of Nelco International Corporation from 1993 until June 1999, when Nelco International Corporation merged into Park Electrochemical Corp. He was elected Senior Vice President of Park in May 1999.

    Mr. Frantz was elected Senior Vice President of the Company in December 1999. Prior thereto, he was employed by the Atlantic Richfield Company since 1974 as an information technology executive in a number of capacities and positions at both the parent company and division levels.


    Ms. Groehl has been with one of Park's "Nelco" business units for more than the past five years. She was elected Vice President of New England Laminates Co., Inc. in 1988 and was Vice President, Marketing and Sales of Nelco International Corporation from 1993 until June 1999, when Nelco International Corporation merged into Park Electrochemical Corp. She was elected Senior Vice President of Park in May 1999.

    Mr. Johnson was elected Senior Vice President of the Company in January 2000. Prior thereto he was President of Compositech Ltd. and from 1993 to 1998 he was Vice President and General Manager of the printed wire board products operation of The Dexter Corporation. Prior to 1993, he had been employed in a number of capacities and positions with several companies in the electronic materials industry, including Hercules Incorporated and E.I. duPont de Nemours & Co.

    Mr. Spooner has been employed by one of Park's "Nelco" business units for more than the past five years. He was Vice President, Technology of Nelco International Corporation from 1993 until June 1999, when Nelco International Corporation merged into Park Electrochemical Corp. He was elected Senior Vice President of Park in May 1999.

    Mr. Gilhuley has been General Counsel of the Company since April 1994 and Secretary since July 1996.

    Mr. Stamer has been employed by the Company since 1989 and served as the Company's Corporate Controller from 1993 to May 1999, when he was elected Treasurer.

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















                                   PART II


Item 5.  Market for the Registrant's Common
         Equity and Related Stockholder Matters.

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

     For the Fiscal Year           Stock Price               Dividends
     Ended February 27, 2000     High         Low             Declared
       First Quarter            $27 3/4      $23 1/8            $.08
       Second Quarter            31 5/8       23 1/8            $.08
       Third Quarter             38 9/16      27 3/4            $.08
       Fourth Quarter            35 15/16     18 1/8            $.08

     For the Fiscal Year           Stock Price               Dividends
     Ended February 28, 1999     High         Low             Declared
       First Quarter            $32 3/8      $23 5/8            $.08
       Second Quarter            23 3/4       14 13/16          $.08
       Third Quarter             21           10 15/16          $.08
       Fourth Quarter            31 3/8       18 5/8            $.08

         As of May 23, 2000, there were approximately 2,130 holders of record of Common Stock.

         The Company expects, for the immediate future, to continue to pay regular cash dividends.

Item 6.  Selected Financial Data.

         The following selected consolidated financial data of Park and its subsidiaries is qualified by reference to, and should be read in conjunction with, the consolidated financial statements, related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein. Insofar as such consolidated financial information relates to the five fiscal years ended February 27, 2000 and is as of the end of such periods, it is derived from the consolidated financial statements for such periods and as of such dates audited by Ernst & Young LLP, independent Certified Public Accountants. The consolidated financial statements as of February 27, 2000 and February 28, 1999 and for the three years ended February 27, 2000, together with the independent auditors' reports for the three years ended February 27, 2000, appear in Item 8 of this Report.


















                                                             Fiscal Year Ended
                                           Feb. 27,    Feb. 28,   Mar. 1,    Mar. 2,    Mar. 3,
                                            2000        1999       1998       1997       1996
                                                  (In thousands, except per share amounts)
STATEMENT OF EARNINGS INFORMATION:
Net sales                                  $425,261    $387,634   $376,158   $334,490   $312,966
Cost of sales                               351,841     328,884    301,968    275,372    242,655
Gross profit                                 73,420      58,750     74,190     59,118     70,311
Selling, general and administrative
 expenses                                    45,508      41,279     39,418     34,366     35,236
Closure of plumbing hardware business(1)      4,464        -          -          -          -

Profit from operations                       23,448      17,471     34,772     24,752     35,075

Other income:
 Interest and other income, net               6,654       7,642      8,382      7,653      2,285
 Interest expense                             5,720       5,400      5,468      5,508         96

   Total other income                           934       2,242      2,914      2,145      2,189

Earnings before income taxes                 24,382      19,713     37,686     26,897     37,264

Income tax provision                          6,085       4,337     12,436      8,338     12,366

Net earnings                               $ 18,297    $ 15,376   $ 25,250   $ 18,559   $ 24,898

Earnings per share:

 Basic                                     $   1.74    $   1.40   $   2.22   $   1.64   $   2.17

 Diluted                                   $   1.68    $   1.38   $   2.07   $   1.58   $   2.11

Weighted average number of common
 shares outstanding:

 Basic                                       10,507      10,980     11,353     11,349     11,500

 Diluted                                     13,095      11,138     13,948     13,932     11,843

Cash dividends per common share            $    .32    $    .32   $    .32   $    .32   $    .28

BALANCE SHEET INFORMATION:
Working capital                            $176,113    $166,840   $176,553   $165,004   $160,965
Total assets                                365,252     351,698    359,329    307,862    298,975
Long-term debt                              100,000     100,000    100,000    100,000    100,000
Stockholders' equity                        179,118     164,646    166,404    143,355    134,427

(1) See Note 15 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

         Park is a leading global designer and producer of advanced electron-ic materials used to fabricate complex multilayer printed circuit boards, semiconductor packages and other electronic interconnection systems. The Company's customers for its advanced printed circuit materials include leading independent circuit board fabricators and large electronic equipment manufacturers in the computer, telecommunications, transportation, aerospace and instrumentation industries. The Company's electronic materials opera-tions accounted for approximately 92% of the Company's total net sales worldwide in the 2000 fiscal year and approximately 90% and 89% of net sales worldwide in the 1999 and 1998 fiscal years, respectively. The Company's foreign electronic materials operations accounted for approximately 37% of the Company's total net sales worldwide in the 2000 fiscal year and approxi-mately 39% and 31% of net sales worldwide in the 1999 and 1998 fiscal years, respectively.

         Park is also engaged in the engineered materials business, which consists of the Company's specialty adhesive tape business and advanced composite business, both of which operate as independent business units. In addition, Park operated a plumbing hardware business, which it decided to close and liquidate in the 2000 fiscal year fourth quarter. The Company's engineered materials and plumbing hardware businesses accounted for approxi-mately 8% of the Company's total net sales worldwide in the 2000 fiscal year and approximately 10% and 11% of net sales worldwide in the 1999 and 1998 fiscal years, respectively.

         The Company's sales growth during the last three fiscal years has been led by strong growth in sales by its Asian electronic materials operations and its North American electronic materials operations, excluding the loss of sales to Delco Electronics in the 2000 and 1999 fiscal years, discussed below. This growth was bolstered by the inclusion of the sales of Dielektra GmbH, a manufacturer of advanced electronic materials, including continuously produced copper-clad laminates and mass-laminated multilayer panels, located in Cologne, Germany, which Park acquired in October 1997. The Company's sales growth during the 2000 fiscal year was also bolstered by the growth in sales by the Company's electronic materials operations in England and France. The Company's ongoing efforts to expand its higher technology, higher margin product lines have also been significant factors in the growth of the Company's sales of electronic materials, and the Company introduced several new electronic materials products during the past three fiscal years.

         Sales volume of the Company's electronic materials segment increased during each of the last three fiscal years but was adversely affected in the 2000 and 1999 fiscal years by the loss of sales to Delco Electronics, discussed below. However, the earnings growth that the Company achieved during its 1998 fiscal year did not continue in the 1999 fiscal year, primarily as a result of an earnings decline in the Company's North American electronic materials operations, which was caused by the loss of sales to Delco Electronics. Nevertheless, the Company's earnings growth resumed in the 2000 fiscal year, despite the significant losses incurred by the Company's mass lamination business in Arizona which formerly supplied Delco Electronics and despite the significant charges related to the closure and the write-down of the assets of the plumbing hardware business and the 2000 fiscal year operating loss of that business. Growth of the Company's electronic materials business was also constrained during these fiscal years by the Company's available manufacturing capacity. The Company has been expanding the manufacturing capacity of its electronic materials facilities in recent years; and during the 2000 fiscal year, the Company completed expansions of its electronic materials operations in Singapore and France, acquired additional manufacturing capacity in the second quarter, and commenced significant additional expansions of its electronic materials operations in California and New York.

         During the Company's 1998 fiscal year and for several years prior thereto, more than 10% of the Company's total sales were to Delco Electron-ics Corporation, a subsidiary of General Motors Corp. Sales to Delco Electronics represented 15.8% of the Company's total sales worldwide for the 1998 fiscal year.

         However, in March 1998, the Company was informed by Delco that Delco planned to close its printed circuit board fabrication plant and completely exit the printed circuit board manufacturing business. As a result, the Company's sales to Delco declined during the three-month period ended May
31, 1998, were negligible during the three-month period ended August 30, 1998, were nil during the remainder of the 1999 fiscal year and during the 2000 fiscal year and are expected to be nil in future years. In May 1998, the Company and its Nelco subsidiary in Arizona filed a complaint against Delco Electronics Corporation and the Delphi Automotive Systems unit of General Motors Corp. in the United States District Court for the District of Arizona. The complaint alleges, among other things, that Delco breached its contract to purchase semi-finished multilayer printed circuit boards from Nelco and that Delphi interfered with Nelco's contract with Delco, and seeks compensatory damages of not less than $70 million and substantial punitive damages.

         Although the Company's electronic materials segment was not dependent on this single customer, the loss of this customer had a material adverse effect on the business of this segment in the fiscal years ended February 27, 2000 and February 28, 1999 and may have a material adverse effect on the business of this segment in the fiscal year ending February 25, 2001 and in subsequent fiscal years.

Fiscal Year 2000 Compared with Fiscal Year 1999:

         The Company's electronic materials business was largely responsible for the improvement in the Company's results of operations for the fiscal year ended February 27, 2000. The North American, European and Asian markets for sophisticated printed circuit materials strengthened during the 2000 fiscal year, and the Company's electronic materials operations located in each region performed well as a result. However, the absence of business with Delco Electronics during the 2000 fiscal year reduced the Company's sales volume in North America and negatively affected the Company's margins.

         The Company's results of operations and margins improved in the 2000 fiscal year principally as a result of the electronic material business' maximizing the utilization of its manufacturing resources, increasing its market share with certain key customers, and increasing its sales of higher technology, higher margin products. However, the Company's electronic materials business also experienced inefficiencies resulting from the operation of certain of its facilities at levels in excess of their designed manufacturing capacity, difficulty associated with the integration of a small acquisition which was consummated in the 2000 fiscal year second quarter, price pressure exerted by customers, and, most important, signifi-cant pre-tax losses at its Arizona based business unit which formerly supplied Delco Electronics Corporation with semi-finished circuit boards, or mass lamination product, all of which negatively affected the Company's margins during the year.

         Operating results of the Company's engineered materials and plumbing hardware business segment declined severely during the 2000 fiscal year.
This decline was attributable to a $4.5 million pre-tax charge for the closure of the plumbing hardware business and the related write-down of the assets of that business and to the $0.6 million operating loss of the plumbing hardware business during the year.




         Results of Operations

         Sales for the fiscal year ended February 27, 2000 increased 10% to $425.3 million from $387.6 million for the fiscal year ended February 28, 1999. Sales of the electronic materials business for the 2000 fiscal year were $392.3 million, or 92% of total sales worldwide, compared with $350.3 million, or 90% of total sales worldwide, for the 1999 fiscal year. This 12% increase in sales of electronic materials was principally the result of higher volume of electronic materials shipped and an increase in sales of higher technology products. Sales of the engineered materials and plumbing hardware businesses declined during the 2000 fiscal year due to reduced volume of plumbing hardware products shipped, which more than offset the sales increases by the specialty adhesive tape and advanced composite businesses. This resulted in an overall decline of 12% in the engineered materials and plumbing hardware segment to $33.0 million in the 2000 fiscal year from $37.3 million in the 1999 fiscal year.

         For the fiscal year ended February 27, 2000, sales of the Company's continuing operations, excluding the plumbing hardware business which the Company decided to close during the fourth quarter of the 2000 fiscal year, increased 11% to $411.8 million from $369.4 million for the fiscal year ended February 28, 1999.

         The Company's foreign operations accounted for $159.1 million of sales, or 37% of the Company's total sales worldwide, during the 2000 fiscal year, compared with $151.9 million of sales, or 39% of total sales world-wide, during the 1999 fiscal year. Sales by the Company's foreign opera-tions during the 2000 fiscal year increased 5% from the 1999 fiscal year. The increase in sales by the Company's foreign operations in the 2000 fiscal year was principally due to an increase in sales by the Company's European electronic materials operations.

         The gross margin for the Company's worldwide operations was 16.2% during the 2000 fiscal year compared with 15.2% for the 1999 fiscal year. The gross margin for the Company's continuing worldwide operations, exclud-ing the plumbing hardware business, was 17.3% during the 2000 fiscal year compared with 15.1% for the 1999 fiscal year. The improvement in the gross margin was attributable to the increases in sales volumes over the 1999 fiscal year, the continuing growth in sales of higher technology, higher margin products and increases in market share with certain key electronic materials customers. However, the favorable impact of these factors was partially offset by the absence of sales volumes with Delco Electronics, inefficiencies caused by operating certain facilities at levels in excess of their designed manufacturing capacity, difficulty associated with the integration of a small acquisition which was consummated in the 2000 fiscal year second quarter, price pressure exerted by customers and the significant losses incurred by the Company's mass lamination business in Arizona which formerly supplied Delco Electronics.

         Selling, general and administrative expenses, measured as a percentage of sales, were 10.7% during the 2000 fiscal year and the 1999 fiscal year and, excluding the plumbing hardware business closure and asset write-down charge and operating loss, were 10.4% during the 2000 fiscal year and 10.5% during the 1999 fiscal year. The decline resulted from proportion-ately greater sales compared to the 1999 fiscal year.

         For the reasons set forth above, profit from operations for the 2000 fiscal year increased 34% to $23.4 million from $17.5 million for the 1999 fiscal year, while profit from the Company's continuing operations, exclud-ing the plumbing hardware business, for the 2000 fiscal year increased 68% to $28.5 million from $17.0 million for the 1999 fiscal year.




         Interest and other income, principally investment income, declined 13% to $6.7 million for the 2000 fiscal year from $7.6 million for the 1999 fiscal year. The decrease in investment income was attributable to the reduction in cash available for investment and a decline in the prevailing interest rates during the 2000 fiscal year. The Company's investments were primarily short-term taxable instruments and government securities. Interest expense for the 2000 fiscal year was $5.7 million compared with $5.4 million during the 1999 fiscal year. The increase in interest expense was attributable to the reduction in interest capitalized to fixed assets. The Company's interest expense is related primarily to its $100 million principal amount of 5.5% Convertible Subordinated Notes due 2006 (the "Notes") issued in February 1996.

         The Company's effective income tax rate for the 2000 fiscal year was 25.0% compared with 22.0% for the 1999 fiscal year. This increase in the effective tax rate was primarily the result of a change in the Company's income mix among the tax jurisdictions in which the Company does business.

         Net earnings for the 2000 fiscal year increased 19% to $18.3 million from $15.4 million for the 1999 fiscal year. Basic and diluted earnings per share increased to $1.74 and $1.68, respectively, for the 2000 fiscal year from $1.40 and $1.38, respectively, for the 1999 fiscal year. This increase in net earnings and earnings per share was primarily attributable to the increase in the profit from operations, which was constricted by the higher effective tax rate, the charge for the closure and the related write-down of the assets of the plumbing hardware business, the operating loss of the plumbing hardware business and the loss incurred in the 2000 fiscal year by the business unit in Arizona which formerly supplied Delco Electronics Corporation with semi-finished multilayer circuit boards.

         Without the plumbing hardware business closure and asset write-down charge and operating loss, net earnings for the 2000 fiscal year would have increased 40% to $21.6 million from $15.4 million for the 1999 fiscal year, and basic and diluted earnings per share would have increased by $0.31 and $0.25, respectively, for the 2000 fiscal year.

Fiscal Year 1999 Compared with Fiscal Year 1998:

         The Company's electronic materials business was largely responsible for the decline in the Company's results of operations for the fiscal year ended February 28, 1999. The North American and Asian markets for sophisti-cated printed circuit materials strengthened during the 1999 fiscal year, and the Company's electronic materials operations located in Asia performed well as a result. However, the reduction in the volume of the Company's business with Delco Electronics during the first quarter and the absence of such business during the second, third and fourth quarters reduced the Company's sales volume in North America and negatively affected the Com-pany's margins.

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

         The Company's results of operations and margins improved in the latter part of the 1999 fiscal year principally as a result of the electron-ic material business' reducing its internal costs and maximizing the utilization of its manufacturing resources, working closely with its suppliers to reduce its raw material costs, and increasing its market share with certain key customers. During most of the fourth quarter of the 1999 fiscal year, the Company's electronic materials business experienced improved efficiencies resulting from the operation of its facilities at levels close to their designed manufacturing capacity, which favorably impacted the Company's margins.

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

         Selling, general and administrative expenses, measured as a percentage of sales, were 10.7% during the 1999 fiscal year compared with 10.5% during the 1998 fiscal year. This increase was a function of in-creased selling expenses.

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

Liquidity and Capital Resources:

         At February 27, 2000, the Company's cash and temporary investments were $131.5 million compared with $139.7 million at February 28, 1999, the end of the Company's 1999 fiscal year. The decrease in the Company's cash and investment position at February 27, 2000 was attributable to investments in property, plant and equipment in excess of cash provided from operating activities, as discussed below. The Company's working capital was $176.1 million at February 27, 2000 compared with $166.8 million at February 28, 1999. The increase at February 27, 2000 compared with February 28, 1999 was due principally to higher receivables, inventories and other current assets and lower current liabilities, offset in part by lower cash and temporary investments. The increase in receivables at February 27, 2000 compared with February 28, 1999 was a result principally of higher sales volumes and longer outstanding receivables. The Company's current ratio (the ratio of current assets to current liabilities) was 3.9 to 1 at February 27, 2000 compared with 3.6 to 1 at February 28, 1999.

         During the 2000 fiscal year, the Company generated funds from operations of $21.5 million and expended $27.7 million for the net purchase of property, plant and equipment. Cash provided by net earnings, before depreciation and amortization, of $34.6 million combined with a net increase in non-cash working capital items resulted in $21.5 million of cash provided from operating activities. A significant portion of the 2000 fiscal year's capital expenditures related to the expansions of the Company's electronic materials facilities in California, New York and Singapore. These expan-sions will increase the Company's capacity and capability for the production of sophisticated printed circuit materials. Net expenditures for property, plant and equipment were $27.7 million, $24.4 million and $18.3 million in the 2000, 1999 and 1998 fiscal years, respectively. The Company expects the capital expenditures in the 2001 fiscal year to exceed the expenditures in the 2000 fiscal year. In the 2000 fiscal year second quarter, the Company announced large expansion programs relating to its electronic materials operations in New York and California, and the Company completed an expan-sion of its electronic materials operations in Asia during the 2000 fiscal year.


         At February 27, 2000, the Company's only long-term debt was the 5.5% Convertible Subordinated Notes due 2006 (the "Notes") issued at the end of the 1996 fiscal year. The Company believes its financial resources will be sufficient, for the foreseeable future, to provide for continued investment in property, plant and equipment and for general corporate purposes. Such resources, including the proceeds from the Notes, would also be available for appropriate acquisitions and other expansions of the Company's business.

Environmental Matters:

         The Company is subject to various federal, state and local govern-ment requirements relating to the protection of the environment. The Company believes that, as a general matter, its policies, practices and procedures are properly designed to prevent unreasonable risk of environmen-tal damage and that its handling, manufacture, use and disposal of hazardous or toxic substances are in accord with environmental laws and regulations. However, mainly because of past operations and operations of predecessor companies, which were generally in compliance with applicable laws at the time of the operations in question, the Company, like other companies engaged in similar businesses, is a party to claims by government agencies and third parties and has incurred remedial response and voluntary cleanup costs associated with environmental matters. Additional claims and costs involving past environmental matters may continue to arise in the future.
It is the Company's policy to record appropriate liabilities for such matters when remedial efforts are probable and the costs can be reasonably estimated.

         In the 2000, 1999 and 1998 fiscal years, the Company charged approximately $0.2 million, $0.2 million and $0.4 million, respectively, against pretax income for remedial response and voluntary cleanup costs (including legal fees). While annual expenditures have generally been constant from year to year, and may increase over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At February 27, 2000, the recorded liability in accrued liabilities for environmental matters was $4.4 million compared with $3.5 million at February 28, 1999.

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

         The Company successfully addressed Year 2000 issues through the implementation of a plan comprised of the following four phases: inventory, assessment, remediation and testing. The Company applied this plan to the areas of information technology related to internal systems and processes, embedded systems related to manufacturing and other facility equipment, and external relationships which included evaluating the Year 2000 readiness of third parties such as suppliers, customers and service providers. As a result, the Company's information systems did not experience any Year 2000 difficulties on December 31, 1999 or thereafter, and the Company's opera-tions have not been adversely affected by Year 2000 issues at its customers or suppliers.
         The Company is upgrading its information systems to improve their functionality and efficiency. A major component of this project includes the replacement of legacy computer programs with a fully integrated Oracle based system. The Oracle system is being implemented at one Company location at a time. The Company has upgraded the existing legacy system to function beyond 1999 for those locations which have not completed the conversion to the Oracle based system.

         As mentioned in the preceding paragraph, the primary reason for the extensive system modifications which are being undertaken by the Company was the improvement of the functionality and efficiency of the Company's existing information systems. Accordingly, the Company's budget for these information technology improvements included enhanced Year 2000 compliant software. The incremental cost of its Year 2000 compliance program did not have a material adverse effect on the liquidity, capital resources, busi-ness, consolidated results of operations or consolidated financial position of the Company.

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

  . The Company's customer base is concentrated, in part, because the Company's business strategy has been to develop long-term relation-ships with a select group of customers. During the Company's fiscal year ended February 27, 2000, the Company's ten largest customers accounted for approximately 63% of net sales. The Company expects that sales to a relatively small number of custom-ers will continue to account for a significant portion of its net sales for the foreseeable future. A loss of one or more of such key customers could affect the Company's profitability. See "Business-Electronic Materials Operations-Customers and End Mar-kets" in Item 1 of this Report, "Legal Proceedings" in item 3 of this Report, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report and
         Note 13 of the Notes to Consolidated Financial Statements in Item
         8 of this Report for discussions of the loss of a key customer early in the 1999 fiscal year.

  . The Company's business is dependent on certain aspects of the electronics industry, which is a cyclical industry and which has experienced recurring downturns. The downturns, such as occurred in the first quarter of the Company's fiscal year ended March 2, 1997, can be unexpected and have often reduced demand for, and prices of, electronic materials.

  . The Company's operating results are affected by a number of fac-tors, including various factors beyond the Company's control. Such factors include economic conditions in the electronics industry, the timing of customer orders, product prices, process yields, the mix of products sold and maintenance-related shutdowns of facili-ties. Operating results also can be influenced by development and introduction of new products and the costs associated with the start-up of new facilities.

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

  . The electronic materials industry is intensely competitive and the Company competes worldwide in the market for materials used in the production of complex multilayer printed circuit boards. The Company's principal competitors are substantially larger and have greater financial resources than the Company, and the Company's operating results will be affected by its ability to maintain its competitive position in the industry.

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

  . The Company, from time to time, is engaged in the expansion of certain of its manufacturing facilities for electronic materials. The anticipated costs of such expansions cannot be determined with precision and may vary materially from those budgeted. In addi-tion, such expansions will increase the Company's fixed costs. The Company's future profitability depends upon its ability to utilize its manufacturing capacity in an effective manner.

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

  . The Company may acquire businesses, product lines or technologies that expand or complement those of the Company. The integration and management of an acquired company or business may strain the Company's management resources and technical, financial and operat-ing systems. In addition, implementation of acquisitions can result in large one-time charges and costs. A given acquisition, if consummated, may materially affect the Company's business, financial condition and results of operations.

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

  . The Company's production processes require the use, storage, treatment and disposal of certain materials which are considered hazardous under applicable environmental laws and the Company is subject to a variety of regulatory requirements relating to the handling of such materials and the release of emissions and efflu-ents into the environment. Other possible developments, such as the enactment or adoption of additional environmental laws, could result in substantial costs to the Company.

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

  . Although the Company has not experienced any material adverse effects relating to Year 2000 issues in the Company's information systems and software programs or as a result of any Year 2000 issues experienced by its suppliers, suppliers to its suppliers, customers, other third parties or infrastructure facilities, the Company does not have control over these third parties and, conse-quently, cannot provide assurance that these third parties will not experience Year 2000 issues that may adversely affect the Company's liquidity, capital resources, business, consolidated results of operations or consolidated financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The Company is exposed to market risks for changes in foreign currency exchange rates and interest rates. The Company's primary foreign currency exchange exposure relates to the translation of the financial statements of foreign subsidiaries using currencies other than the U.S. dollar as their functional currency. The Company does not believe that a 10% fluctuation in foreign exchange rates would have had a material impact on its consolidated results of operations or financial position. The exposure to market risks for changes in interest rates relates to the Company's short-term investment portfolio. This investment portfolio is managed by outside professional managers in accordance with guidelines issued by the Company. These guidelines are designed to establish a high quality fixed income portfolio of government and highly rated corporate debt securities with a maximum weighted average maturity of less than one year. The Company does not use derivative financial instruments in its investment portfolio. Based on the average maturity of the investment portfolio at the end of the 2000 fiscal year a 10% increase in short term interest rates would not have had a material impact on the consolidated results of opera-tions or financial position of the Company.


Item 8.  Financial Statements and Supplementary Data.

         The Company's Financial Statements begin on the next page.


































































REPORT OF INDEPENDENT AUDITORS







To the Board of Directors and Stockholders of Park Electrochemical Corp.
Lake Success, New York


We have audited the accompanying consolidated balance sheets of Park Electrochemical Corp. and subsidiaries as of February 27, 2000 and February 28, 1999 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended February 27, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park Electrochemical Corp. and subsidiaries as of February 27, 2000 and February 28, 1999 and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 27, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                           ERNST & YOUNG LLP


New York, New York
April 26, 2000










PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

                                                   February 27,  February 28,
                                                       2000          1999
ASSETS

Current assets:
 Cash and cash equivalents                           $ 53,153      $ 36,682
 Marketable securities (Note 2)                        78,309       103,020
 Accounts receivable, less allowance for
  doubtful accounts of $2,388 and $2,030,
  respectively                                         68,335        56,917
 Inventories (Note 3)                                  27,368        25,703
 Prepaid expenses and other current
  assets (Note 7)                                       9,614         7,874

     Total current assets                             236,779       230,196

Property, plant and equipment, net of
 accumulated depreciation and amortization
 (Note 4)                                             125,977       118,012

Other assets (Notes 7 and 10)                           2,496         3,490

     Total                                           $365,252      $351,698


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                    $ 24,964      $ 31,019
 Accrued liabilities (Notes 5 and 11)                  28,973        23,154
 Income taxes payable                                   6,729         9,183

     Total current liabilities                         60,666        63,356

Long-term debt (Note 6)                               100,000       100,000

Deferred income taxes (Note 7)                         11,933         9,501

Deferred pension liability and other (Note 10)         13,535        14,195

Commitments and contingencies (Notes 10 and 11)

Stockholders' equity (Notes 6, 8, 9 and 10):
 Preferred stock, $1 par value per share--
  authorized, 500,000 shares; issued, none                -             -
 Common stock, $.10 par value per share--
  authorized, 30,000,000; issued, 13,580,018
  shares                                                1,358         1,358
 Additional paid-in capital                            54,794        53,108
 Retained earnings                                    157,308       142,336
 Accumulated other non-owner changes                   (5,291)       (1,802)

                                                      208,169       195,000
 Less treasury stock, at cost, 3,114,820 and
  3,258,379 shares, respectively                      (29,051)      (30,354)

     Total stockholders' equity                       179,118       164,646

     Total                                           $365,252      $351,698

See notes to consolidated financial statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)


                                                             52 Weeks
                                                              Ended
                                           February 27,   February 28,     March 1,
                                               2000           1999           1998

Net sales                                    $425,261        $387,634       $376,158
Cost of sales                                 351,841         328,884        301,968

Gross profit                                   73,420          58,750         74,190
Selling, general and administrative
  expenses                                     45,508          41,279         39,418
Closure of plumbing hardware business
 (Note 15)                                      4,464            -               -

Profit from operations                         23,448          17,471         34,772

Other income:
  Interest and other income, net                6,654           7,642          8,382
  Interest expense (Note 6)                     5,720           5,400          5,468
  Total other income                              934           2,242          2,914

Earnings before income taxes                   24,382          19,713         37,686
Income taxes(Note 7)                            6,085           4,337         12,436

Net earnings                                 $ 18,297        $ 15,376       $ 25,250

Earnings per share(Note 9):
  Basic                                        $1.74           $1.40          $2.22
  Diluted                                      $1.68           $1.38          $2.07


See notes to consolidated financial statements.























PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share and per share amounts)

                                                  Additional             Accumulated
                                 Common Stock      Paid-in    Retained    Other Non-       Treasury Stock    Comprehensive
                               Shares    Amount    Capital    Earnings   Owner Changes   Shares      Amount     Income
Balance, March 2, 1997        13,580,018  $1,358     $51,290   $108,804     $   (30)      2,307,765   $(18,067)

  Net earnings                                                   25,250                                           $25,250

  Exchange rate changes                                                      (1,122)                               (1,122)

  Change in pension
   liability adjustment                                                        (189)                                 (189)

  Market revaluation                                                             75                                    75

  Stock options exercised                                228                                (49,529)       352

  Cash dividends ($.32 per
   share)                                                        (3,619)

  Purchase of treasury stock                                                                     11        -

  Shares issued in business
   acquisition                                         1,472                                (77,000)       602

  Comprehensive income                                                                                            $24,014

Balance, March 1, 1998        13,580,018   1,358      52,990    130,435      (1,266)      2,181,247    (17,113)

  Net earnings                                                   15,376                                           $15,376

  Exchange rate changes                                                          98                                    98

  Change in pension
   liability adjustment                                                        (634)                                 (634)

  Stock options exercised                                118                                (26,080)       211

  Cash dividends ($.32 per
   share)                                                        (3,475)

  Purchase of treasury stock                                                              1,103,212    (13,452)

  Comprehensive income                                                                                            $14,840

Balance, February 28, 1999    13,580,018   1,358      53,108    142,336      (1,802)      3,258,379    (30,354)

  Net earnings                                                   18,297                                           $18,297

  Exchange rate changes                                                      (3,407)                               (3,407)

  Change in pension
   liability adjustment                                                         149                                   149

  Market revaluation                                                           (231)                                 (231)

  Stock options exercised                              1,686                               (143,559)     1,303

  Cash dividends ($.32 per
   share)                                                        (3,325)

  Comprehensive income                                                                                            $14,808

Balance, February 27, 2000    13,580,018  $1,358     $54,794   $157,308     $(5,291)      3,114,820   $(29,051)

See notes to consolidated financial statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                  52 Weeks
                                                                   Ended
                                                  February 27,  February 28,     March 1,
                                                      2000           1999         1998
Cash flows from operating activities:
  Net earnings                                       $ 18,297       $ 15,376     $ 25,250
  Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
   Depreciation and amortization                       16,264         14,291       13,207
   Provision for plumbing business closure costs        3,230            -            -
   Provision for write-down of fixed assets             1,234            -          1,400
   Provision for doubtful accounts receivable             725            237           75
   Provision (benefit) for deferred income taxes          600            828         (301)
   Other, net                                             107           (165)         (11)
   Changes in operating assets and liabilities:
    Accounts receivable                               (13,722)        (3,624)       1,273
    Inventories                                        (2,831)         1,298       (3,138)
    Prepaid expenses and other current assets             292            333       (1,950)
    Other assets                                        1,281            579         (544)
    Accounts payable                                   (5,140)        (6,481)       1,235
    Accrued liabilities                                 3,922         (1,627)        (250)
    Income taxes payable                               (2,777)         1,137        4,204

       Net cash provided by operating activities       21,482         22,182       40,450

Cash flows from investing activities:
  Purchases of property, plant and equipment, net     (27,729)       (24,375)     (18,274)
  Purchases of marketable securities                 (127,677)      (129,693)    (135,390)
  Proceeds from sales of marketable securities        152,388        140,031      124,264
  Business acquisition net of cash acquired (Note 14)     -              -         (4,585)

       Net cash used in investing activities          ( 3,018)       (14,037)     (33,985)

Cash flows from financing activities:
  Dividends paid                                       (3,325)        (3,475)      (3,619)
  Proceeds from exercise of stock options               2,478            232          228
  Purchase of treasury stock                              -          (13,452)         -

       Net cash used in financing activities             (847)       (16,695)      (3,391)

Increase (decrease) in cash and cash equivalents
  before effect of exchange rate changes               17,617         (8,550)       3,074

Effect of exchange rate changes on
  cash and cash equivalents                            (1,146)           130         (293)

Increase (decrease) in cash and cash equivalents       16,471         (8,420)       2,781

Cash and cash equivalents, beginning of year           36,682         45,102       42,321

Cash and cash equivalents, end of year               $ 53,153       $ 36,682     $ 45,102



See notes to consolidated financial statements.



PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended February 27, 2000



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Park Electrochemical Corp. ("Park"), through its subsidiaries (collectively, the "Company"), is a leading global designer and producer of advanced electronic materials used to fabricate complex multilayer printed circuit boards, semiconductor packages and other electronic interconnection systems. The Company's multilayer printed circuit board materials include copper-clad laminates, prepregs and semi-finished multilayer printed circuit board panels. Multilayer printed circuit boards and interconnection systems are used in virtually all advanced electronic equipment to direct, sequence and control electronic signals between semiconductor devices and passive components. The Company also designs and manufactures specialty adhesive tapes, advanced composite materials, microwave circuitry materials and plumbing hardware for the electronics, aerospace, industrial and plumbing markets. During the fourth quarter of the 2000 fiscal year, the Company decided to close the plumbing hardware portion of its business.

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

    c. Accounting Period - The Company's fiscal year is the 52 or 53 week period ending the Sunday nearest to the last day of February. The 2000, 1999 and 1998 fiscal years ended on February 27, 2000, February 28, 1999 and March 1, 1998, respectively. Fiscal 2000, 1999 and 1998 each consisted of 52 weeks.

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

    h. Deferred Charges - Costs incurred in connection with the issuance of debt are deferred and included in other assets and amortized, using the effective interest method, over the debt repayment period.

    i. Income Taxes - Deferred income taxes are provided for temporary differences in the reporting of certain items, primarily depreciation, for income tax purposes as compared with financial accounting purposes.

        United States ("U.S.") Federal income taxes have not been provided on the undistributed earnings (approximately $61,300,000 at February 27, 2000) of the Company's foreign subsidiaries, because it is management's practice and intent to reinvest such earnings in the operations of these subsidiaries.

    j. Foreign Currency Translation - Assets and liabilities of foreign subsidiaries using currencies other than the U.S. dollar as their functional currency are translated into U.S. dollars at year-end exchange rates, and income and expense items are translated at average exchange rates for the period. Gains and losses resulting from translation are recorded as currency translation adjustments in comprehensive income.

    k. Consolidated Statements of Cash Flows - The Company considers all money market securities and investments with maturities at the date of purchase of 90 days or less to be cash equivalents.

        Supplemental cash flow information:

                                                    Fiscal Year
                                           2000        1999         1998
        Cash paid during the year for:
         Interest                        $5,524,000  $5,500,000    $5,519,000
         Income taxes                     7,976,000   2,159,000     8,289,000

    l. Financial Instruments - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes standards for the recognition and measurement of derivatives and hedging activities and requires all derivative instruments to be recorded on the balance sheet at fair value. This statement is effective for fiscal years beginning after June 15, 2000. The Company's policy is to enter into forward foreign currency contracts only to hedge specific transactions in order to reduce exposure to foreign exchange risks. The Company believes the adoption of these standards will not have a material effect on the Company's consolidated results of operation or financial position.

2.  MARKETABLE SECURITIES

    The following is a summary of available-for-sale securities:
                                             Gross      Gross    Estimated
                               Amortized  Unrealized Unrealized    Fair
                                  Cost       Gains      Losses     Value
  February 27, 2000:
    U.S. Treasury and other
     government securities    $ 17,491,000  $   -      $ 42,000   $17,449,000
    U.S. corporate debt
     securities                 61,070,000     3,000    259,000    60,814,000
      Total debt securities     78,561,000     3,000    301,000    78,263,000
    Equity securities                5,000    41,000       -           46,000

                              $ 78,566,000  $ 44,000   $301,000   $78,309,000

  February 28, 1999:
    U.S. Treasury and other
     government securities    $ 14,729,000  $ 32,000    $25,000  $ 14,736,000
    U.S. corporate debt
     securities                 88,187,000    74,000     49,000    88,212,000
      Total debt securities    102,916,000   106,000     74,000   102,948,000
    Equity securities                5,000    67,000       -           72,000

                              $102,921,000  $173,000    $74,000  $103,020,000





    The gross realized gains on sales of available-for-sale securities totalled $9,000, $39,000 and $18,000 for fiscal 2000, 1999 and 1998, respectively, and the gross realized losses totalled $11,000, $9,000 and $6,000 for fiscal 2000, 1999 and 1998, respectively.

    The amortized cost and estimated fair value of the debt and marketable equity securities at February 27, 2000, by contractual maturity, are shown below:

                                                                Estimated
                                                                   Fair
                                                   Cost             Value
     Due in one year or less                     $26,558,000     $26,528,000
     Due after one year through five years        52,003,000      51,735,000
                                                  78,561,000      78,263,000
     Equity securities                                 5,000          46,000
                                                 $78,566,000     $78,309,000

3.   INVENTORIES
                                               February 27,    February 28,
                                                   2000            1999
     Raw materials                               $10,870,000     $ 8,787,000
     Work-in-process                               5,249,000       4,590,000
     Finished goods                               10,323,000      11,533,000
     Manufacturing supplies                          926,000         793,000

                                                 $27,368,000     $25,703,000

4.   PROPERTY, PLANT AND EQUIPMENT
                                               February 27,    February 28,
                                                   2000            1999
     Land, buildings and improvements           $ 44,606,000    $ 44,626,000
     Machinery, equipment, furniture
      and fixtures                               190,656,000     178,859,000

                                                 235,262,000     223,485,000
     Less accumulated depreciation
      and amortization                           109,285,000     105,473,000

                                                $125,977,000    $118,012,000

     Depreciation and amortization expense relating to property, plant and equipment amounted to $16,200,000, $14,255,000 and $12,884,000 for fiscal 2000, 1999 and 1998, respectively. Pretax charges of $1,234,000 and $1,400,000 were recorded in fiscal 2000 and fiscal 1998, respectively, for the write-down of operating equipment that will no longer be utilized, to its estimated net realizable value. Interest expense capitalized to property, plant and equipment amounted to $93,000, $395,000 and $294,000 for fiscal 2000, 1999 and 1998, respectively.








5.   ACCRUED LIABILITIES
                                               February 27,    February 28,
                                                   2000            1999
     Payroll and commissions                     $ 8,234,000     $ 5,946,000
     Taxes, other than income taxes                1,982,000       1,109,000
     Interest                                      2,750,000       2,750,000
     Other                                        16,007,000      13,349,000

                                                 $28,973,000     $23,154,000

6.   LONG-TERM DEBT

     On February 28, 1996, the Company issued $100,000,000 principal amount of 5.5% Convertible Subordinated Notes due 2006 (the "Notes") with interest payable semiannually on March 1 and September 1 of each year, commencing September 1, 1996. The Notes are unsecured and subordinated to other long-term debt and are convertible at the option of the holder at any time prior to maturity, unless previously redeemed or repurchased, into shares of the Company's common stock at $42.188 per share, subject to adjustment under certain conditions. The Notes were not redeemable at the option of the Company prior to March 1, 1999; at any time on or after such date, the Notes are redeemable at the option of the Company, in whole or in part, initially at 102.75% of the principal amount of such Notes redeemed and thereafter at prices declining to 100% on March 1, 2001, together with accrued interest. At February 27, 2000 and February 28, 1999, the fair value of the Notes approximated $84,750,000 and $87,000,000, respectively.

     Foreign lines of credit totalled $5,300,000 at February 27, 2000, all of which remains available to the Company's foreign subsidiaries.

7.   INCOME TAXES

     The income tax provision includes the following:
                                                 Fiscal Year
                                       2000          1999         1998
     Current:
      Federal                         $2,445,000   $  724,000  $10,181,000
      State and local                    339,000      608,000    1,332,000
      Foreign                          2,587,000    2,177,000    1,224,000

                                       5,371,000    3,509,000   12,737,000

     Deferred:
      Federal                           (869,000)      31,000     (680,000)
      State and local                    (46,000)      62,000       94,000
      Foreign                          1,629,000      735,000      285,000

                                         714,000      828,000     (301,000)

                                      $6,085,000   $4,337,000  $12,436,000









     The Company's effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

                                                      Fiscal Year
                                              2000       1999       1998

     Statutory U.S. Federal tax rate          35.0%       35.0%      35.0%

     State and local taxes, net of
      Federal benefit                          0.8         2.0        2.5

     Foreign tax rate differentials           (9.3)      (13.7)      (7.4)

     Reversal of reserves no longer
      required                                (3.1)       (3.5)        -

     Other, net                                1.6         2.2        2.9
                                              25.0%       22.0%      33.0%

     The Company had foreign net operating loss carryforwards of approximately $39,500,000 and $44,300,000 in fiscal 2000 and 1999, respectively. Most of the net operating loss carryforwards were acquired in fiscal 1998 when the Company purchased the capital stock of Dielektra GmbH ("Dielektra"), a German corporation located in Cologne, Germany. Long-term deferred tax assets arising from these net operating loss carryforwards were valued at $0 at both February 27, 2000 and February 28, 1999, net of valuation reserves of approximately $19,500,000 and $22,400,000, respectively. None of the acquired net operating loss carryforwards relate to goodwill or other intangible assets.

     Approximately $2,000,000 of the foreign net operating loss carryforwards expire in varying amounts from fiscal 2001 through fiscal 2005, and the remainder have an indefinite expiration.

     At February 27, 2000 and February 28, 1999, current deferred tax assets of $3,879,000 and $2,147,000, respectively, which were primarily attributable to expenses not currently deductible, were included in other current assets. The long-term deferred tax liabilities consisted primarily of timing differences relating to depreciation.

8.   STOCKHOLDERS' EQUITY

     a. Stock Options - Under the 1992 Stock Option Plan (the "Plan") approved by the Company's stockholders, directors and key employees may be granted options to purchase shares of common stock of the Company exercisable at prices not less than the fair market value at the date of grant. Options become exercisable 25% one year from the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant. The options expire 10 years from the date of grant. Options to purchase a total of 1,450,000 shares of common stock are authorized for grant under such Plan. The Plan will expire in March, 2002.

         The Company has elected the disclosure provision of Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation," and continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for the plan. Under APB 25, because the exercise price of the granted options is not less than the market price at the date of the grant, no compensation expense is recognized.

         The weighted average fair value for options was estimated at the date of grant using the Black-Scholes option pricing model to be $8.65 for fiscal 2000, $7.38 for fiscal 1999 and $7.17 for fiscal 1998, with the following weighted average assumptions: risk free interest rate of 5.5% for fiscal 2000 and 1999 and 6.0% for fiscal 1998; expected volatility factors of 40%, 41% and 33% for fiscal 2000, 1999 and 1998, respectively; expected dividend yield of 2% for fiscal 2000, 1999 and 1998; and estimated option lives of 3.6 years for fiscal 2000 and 4.1 years for fiscal 1999 and 4.6 years for fiscal 1998. For the purpose of pro forma disclosures, the effect of applying SFAS 123 on net income and earnings per share for fiscal 2000, 1999 and 1998 would approximate the amounts shown below (in thousands, except EPS data):

                            2000                1999               1998
                       As        Pro         As       Pro       As       Pro
                     Reported   forma     Reported   forma   Reported   forma
Net income            $18,297   $17,303    $15,376   $14,692   $25,250   $24,810
EPS-basic              $1.74     $1.65      $1.40     $1.34     $2.22     $2.19
EPS-diluted            $1.68     $1.61      $1.38     $1.33     $2.07     $2.04


     Information with respect to the Company's stock option plans follows:
                                                                  Weighted
                                                                   Average
                                         Range of     Outstanding Exercise
                                     Exercise Prices    Options     Price
 Balance, March 1, 1998               $ 5.50 - $27.63    624,725    $17.43
 Granted                               18.88 -  23.75    179,600     23.34
 Exercised                              5.50 -  24.63    (26,080)     8.89
 Cancelled                             13.13 -  24.63    (17,420)    22.31

 Balance, February 28, 1999             5.50 -  27.63    760,825     19.00
 Granted                               24.56 -  35.94    230,900     25.07
 Exercised                              5.50 -  24.63   (145,059)    17.42
 Cancelled                             13.13 -  24.81    (36,137)    23.86

 Balance, February 27, 2000           $ 5.50 - $35.94    810,529    $20.80

 Exercisable, February 27, 2000       $ 5.50 - $27.63    377,580    $16.59

 The following table summarizes information concerning currently outstanding and exercisable options.
                Options Outstanding                   Options Exercisable
                                Weighted
                                 Average   Weighted               Weighted
                                Remaining  Average                Average
    Range of        Number     Contractual Exercise    Number     Exercise
Exercise Prices   Outstanding  Life(Years)  Price    Exercisable   Price
$ 5.50 - $ 9.99     105,400         2.58    $ 6.99       105,400    $ 6.99
 10.00 -  19.99     139,990         5.09     16.05       128,740     15.80
 20.00 -  36.00     565,139         8.25     24.55       143,440     24.36
                    810,529                              377,580

     Stock options available for future grant under the 1992 Plan at February 27, 2000 and February 28, 1999 were 390,947 and 585,710, respectively.

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

     c. Reserved Common Shares - At February 27, 2000, 2,370,342 shares of common stock were reserved for issuance upon conversion of the Notes and 1,195,876 shares were reserved for issuance upon exercise of stock options.

     d. Accumulated Other Non-Owner Changes - Accumulated balances related to each component of other comprehensive income (loss) were as follows:

                                                February 27,    February 28,
                                                    2000            1999
     Currency translation adjustment                $(3,600)        $  (193)
     Pension liability adjustment                    (1,524)         (1,673)
     Unrealized (losses)/gains on investments          (167)             64

     Accumulated balance                            $(5,291)        $(1,802)













9.   EARNINGS PER SHARE

     The following table sets forth the calculation of basic and diluted earnings per share for the fiscal years:

                                        2000         1999         1998
 Net income for basic EPS            $18,297,000  $15,376,000   $25,250,000
 Add interest on 5.5% convertible
  subordinated notes, net of taxes     3,702,000       -          3,554,000
 Net income for diluted EPS          $21,999,000  $15,376,000   $28,804,000

 Weighted average common shares
  outstanding for basic EPS           10,507,000   10,980,000    11,353,000
 Net effect of dilutive options          218,000      158,000       225,000
 Assumed conversion of 5.5%
  convertible subordinated notes       2,370,000       -          2,370,000
 Weighted average shares
  outstanding for diluted EPS         13,095,000   11,138,000    13,948,000

 EPS-basic                              $1.74        $1.40         $2.22
 EPS-diluted                            $1.68        $1.38         $2.07

   During the 2000 fiscal year, the Company decided to close its plumbing hardware business. The net income shown above includes losses of $5,022,000 for the 2000 fiscal year, and profits of $476,000 and $641,000 for the 1999 and 1998 fiscal years, respectively, for this discontinued portion of the engineered materials and plumbing hardware segment.

10.  EMPLOYEE BENEFIT PLANS

     a. Profit Sharing Plan - Park and certain of its subsidiaries have a non-contributory profit sharing retirement plan covering their regular full-time employees. The plan may be modified or terminated at any time, but in no event may any portion of the contributions revert back to the Company. The Company's contributions under the plan amounted to $2,269,000, $1,641,000 and $2,179,000 for fiscal
         2000, 1999 and 1998, respectively. Contributions are discretionary and may not exceed the amount allowable as a tax deduction under the Internal Revenue Code. In addition, the Company sponsors a 401(k) savings plan, pursuant to which the contributions of employees of certain subsidiaries were partially matched by the Company in the amounts of $848,000, $789,000 and $692,000 in fiscal 2000, 1999 and
         1998, respectively.

     b. Pension Plans - The domestic subsidiary of the Company which conducted the plumbing hardware business had two pension plans, neither of which are active, covering its union employees. On February 27, 2000, the two plans were merged in order to simplify the administration of the plans. The pension plans are non-contributory defined benefit plans. The Company's funding policy is to contribute annually the amounts necessary to satisfy applicable funding standards. There were no changes made to funding levels or retiree benefits as a result of the merger of the two plans. A foreign subsidiary of the Company has a non-contributory defined benefit plan which covers certain employees. Under the terms of the plan, participants may not accrue additional service time after December 31, 1987. The Company's policy with respect to this plan is to contribute annually the amounts necessary to meet current payment obligations of the plan.

         The Company records its deferred pension liability related to its two defined benefit pension plans in accordance with SFAS 87 which amounted to $9,773,000 and $10,956,000 at February 27, 2000 and
         February 28, 1999, respectively. The effect on the Company's consolidated financial statements in recording the liability was to recognize an asset (included in other assets) of $0 and $175,000 at February 27, 2000 and February 28, 1999, respectively, and to record a corresponding reduction to accumulated non-owner changes of $1,524,000 and $1,673,000 at those same dates.

         Net pension costs include the following components:

                                                       Fiscal Year
    Change in Benefit Obligation                   2000            1999
    Benefit obligation at beginning of year      $ 14,601,000   $ 13,336,000
    Service cost                                       97,000        131,000
    Interest cost                                     953,000        949,000
    Actuarial loss                                    513,000        974,000
    Currency translation (gain)/loss               (1,189,000)        71,000
    Benefits paid                                    (845,000)      (860,000)

    Benefit obligation at end of year            $ 14,130,000   $ 14,601,000

    Change in Plan Assets

    Fair value of plan assets at beginning
     of year                                     $  3,261,000   $  3,164,000
    Actual return on plan assets                      (38,000)       132,000
    Employer contributions                            835,000        825,000
    Benefits paid                                    (845,000)      (860,000)

    Fair value of plan assets                    $  3,213,000   $  3,261,000

    Underfunded status                           $(10,917,000)  $(11,340,000)
    Unrecognized net transition obligation             (1,000)        90,000
    Unamortized prior service cost                       -            85,000
    Unrecognized net loss                           2,669,000      2,058,000

    Net accrued pension cost                     $ (8,249,000)  $ (9,107,000)

   Component of Net Periodic                       Fiscal Year
    Benefit Cost                          2000         1999         1998
   Service cost - benefits earned
    during the period                 $   97,000    $ 131,000     $  54,000
   Interest cost on projected
    benefit obligation                   953,000      949,000       494,000
   Expected return on plan assets       (262,000)    (250,000)     (238,000)
   Amortization of unrecognized
    transition obligation                 17,000       29,000        30,000
   Amortization of prior service cost     14,000       24,000        23,000
   Recognized net actuarial loss          58,000       53,000        31,000
   Effect of curtailment                 144,000         -             -

   Net periodic pension cost          $1,021,000    $ 936,000     $ 394,000

       The projected benefit obligation for the domestic plan was determined using assumed discount rates of 7.50% and 6.75% for fiscal 2000 and 1999, respectively, and the assumed long-term rate of return on plan assets was 8% for both fiscal years. Projected wage increases are not applicable as benefits pursuant to the plans are based upon years of service without regard to levels of compensation.

       The projected benefit obligation for the foreign plan was determined using assumed discount rates of 6% and 7% for fiscal years 2000 and 1999, respectively. Projected wage increases of 3% and 2.5% and inflation factors of 1.5% and 2% were also assumed for fiscal years 2000 and 1999, respectively. As previously stated, the Company's funding policy with respect to this plan is to contribute annually the amounts necessary to meet current payment obligations of the plan.


       At February 27, 2000, domestic plan assets were invested in U.S. government securities, corporate debt securities, mutual funds and money market funds.

11.    COMMITMENTS AND CONTINGENCIES

   a. Lease Commitments - The Company conducts certain of its operations in leased facilities, which include several manufacturing plants, warehouses and offices, and land leases. The leases on facilities are for terms of up to 10 years, the latest of which expires in 2008.
       Many of the leases contain renewal options for periods ranging from one to ten years and require the Company to pay real estate taxes and other operating costs. The latest land lease expiration is 2013 and this land lease contains renewal options of up to 35 years.

       These noncancelable operating leases have the following payment schedule:

                       Fiscal Year            Amount
                          2001              $3,250,000
                          2002               2,649,000
                          2003               1,957,000
                          2004               1,209,000
                          2005                 742,000
                          Thereafter         1,744,000

                                           $11,551,000

       Rental expense, inclusive of real estate taxes and other costs, amounted to $3,424,000, $2,861,000 and $2,781,000 for fiscal 2000,
       1999 and 1998, respectively.

   b. Environmental Contingencies - The Company and certain of its subsid-iaries have been named by the Environmental Protection Agency (the "EPA") or a comparable state agency under the Comprehensive Environ-mental Response, Compensation and Liability Act (the "Superfund Act") or similar state law as potentially responsible parties in connection with alleged releases of hazardous substances at nine sites. In addition, a subsidiary of the Company has received cost recovery claims under the Superfund Act from other private parties involving two other sites, and has received requests from the EPA under the Superfund Act for information with respect to its involvement at two other sites.

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

       The insurance carriers that provided general liability insurance coverage to the Company and its subsidiaries for the years during which the Company's subsidiaries' waste was disposed at these sites have agreed to pay, or reimburse the Company and its subsidiaries for, 100% of their legal defense and remediation costs associated with three of these sites and 25% of such costs associated with another three of these sites.


       The total costs incurred by the Company and its subsidiaries in connection with these sites, including legal fees incurred by the Company and its subsidiaries and their assessed share of remediation costs and excluding amounts paid or reimbursed by insurance carriers, were approximately $200,000, $200,000 and $400,000 in fiscal 2000,
       1999 and 1998, respectively. The recorded liabilities included in accrued liabilities for environmental matters were $4,350,000 at February 27, 2000 and $3,500,000 at February 28, 1999 and March 1, 1998.

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

12.    BUSINESS SEGMENTS

       In the 2000, 1999 and 1998 fiscal years, the Company had two business segments: electronic materials and engineered materials and plumbing hardware. The Company's electronic materials products are marketed primarily to major independent printed circuit board fabricators, contract manufacturers and, to a lesser extent, large electronic original equipment manufacturers ("OEMs") that are located throughout North America, Europe and Asia. The Company's specialty adhesive tape and film business, advanced composite business and plumbing hardware business have been aggregated into the engineered materials and plumbing hardware segment. The Company's engineered materials and plumbing hardware customers, the majority of which are located in the United States, include OEMs, independent firms and distributors in the electronics, aerospace, industrial and plumbing industries.





























Financial information concerning the Company's business segments follows (in thousands):

                                                   Fiscal Year
                                          2000         1999        1998
 Electronic materials                    $392,259    $350,294    $335,227
 Engineered materials and
  plumbing hardware                        33,002      37,340      40,931

   Net sales                             $425,261    $387,634    $376,158

Electronic materials                     $ 32,210    $ 18,523    $ 35,132
Engineered materials and
  plumbing hardware                        (2,830)      3,273       3,928
General corporate expense                  (5,932)     (4,325)     (4,288)
Interest and other income, net              6,654       7,642       8,382
Interest expense                           (5,720)     (5,400)     (5,468)

   Earnings before income taxes          $ 24,382    $ 19,713    $ 37,686

Electronic materials                     $253,015    $233,886    $210,714
Engineered materials and
  plumbing hardware                        10,147      11,752      13,884
Corporate (1)                             102,090     106,060     134,731

   Total assets                          $365,252    $351,698    $359,329

Electronic materials                     $ 15,550    $ 13,546    $ 12,403
Engineered materials and
  plumbing hardware                           582         716         785
Corporate                                     132          29          19

   Total depreciation and
    amortization                         $ 16,264    $ 14,291    $ 13,207

Electronic materials                     $ 26,227    $ 23,635    $ 18,161
Engineered materials and
  plumbing hardware                         1,554       1,093         868
Corporate                                      65          32          11

   Total capital expenditures            $ 27,846    $ 24,760    $ 19,040


(1) Corporate assets consist primarily of cash, cash equivalents and marketable securities.

















   Sales are attributed to geographic region based upon the region from which the materials were shipped to the customer. Intersegment sales and sales between geographic areas were not significant.

   Financial information regarding the Company's operations by geographic area follows (in thousands):

                                                    Fiscal Year
                                             2000        1999       1998
         United States                     $266,158    $235,699    $260,498
         Europe                              95,812      90,112      59,134
         Asia                                63,291      61,823      56,526
            Total sales                    $425,261    $387,634    $376,158


         United States                     $ 74,846    $ 65,231    $ 61,914
         Europe                              27,484      30,948      29,645
         Asia                                24,092      22,814      17,607
            Total long-lived assets        $126,422    $118,993    $109,166

13.  CUSTOMER AND SUPPLIER CONCENTRATIONS

   a. Customers - Sales to Hadco Corporation were 13.6% and 10.5% of the Company's total worldwide sales for fiscal years 2000 and 1999, respectively. During fiscal 1998, sales to Delco Electronics Corporation, a subsidiary of General Motors Corp., were 15.8% of the Company's total worldwide sales. In March 1998, Delco informed the Company of Delco's decision to close its printed circuit board fabrication plant and exit the printed circuit board manufacturing business. Delco Electronics ceased being a customer of the Company during fiscal 1999.

       While no other customer accounted for 10% or more of the total sales of the Company in fiscal 2000, and the Company is not dependent on any single customer, the loss of a major customer or of a group of customers within the electronic materials segment could have a material adverse effect on the Company's business.

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

14.  ACQUISITION

     On October 29, 1997, the Company acquired Dielektra GmbH ("Dielektra"). Dielektra, located in Cologne, Germany, is a manufacturer of advanced electronic materials used to produce sophisticated multilayer printed circuit boards. Dielektra's advanced circuit materials product line includes very high layer count semi-finished multilayer printed circuit boards and very thin continuously produced copper-clad laminates. The purchase price was comprised of $8.8 million in cash, 77,000 shares of Park common stock having a fair market value of $2.1 million and an additional 103,000 shares of Park common stock, having a fair market value of $2.7 million, due five years after the purchase date. The acquisition of Dielektra was accounted for as a purchase. The purchase price of the acquisition has been allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. There was no goodwill recognized as a result of this acquisition. Dielektra's operating results are included in the Company's consolidated statements of earnings from the date of acquisition. Pro forma operating results are not presented because the impact of including Dielektra on the Company's consolidated operating income was immaterial for fiscal 1998.

15.  CLOSURE OF THE PLUMBING HARDWARE BUSINESS

     During the fourth quarter of the 2000 fiscal year, the Company initiated a plan to discontinue its plumbing hardware business. The pre-tax charges to earnings for the 2000 fiscal year related to the plumbing hardware business totaled $5,022,000, including $1,234,000 for the impairment of long-lived assets, $1,111,000 for other asset write-offs, $2,119,000 for facility and other costs related to the plumbing hardware business closure, and $558,000 of operating losses. At February 27, 2000, remaining accruals approximated $2,069,000.

     The results of operations of the plumbing hardware business are reported as a component of the engineered materials and plumbing hardware segment. The operating results of the plumbing hardware business included in the Consolidated Statement of Earnings are as follows (in thousands):

                                                    52 Weeks
                                                      Ended
                                    February 27,   February 28,     March 1,
                                        2000           1999           1998
Net sales                              $13,491        $18,197        $20,592
Cost of sales                           11,486         15,080         16,972

Gross profit                             2,005          3,117          3,620
Selling, general and
 administrative expenses                 2,563          2,641          2,979

(Loss) profit from operations          $  (558)       $   476        $   641



















16.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                       Quarter
                                         First    Second    Third     Fourth
                                      (In thousands, except per share amounts)
      Fiscal 2000:
       Net sales                        $104,454  $107,729  $108,183   $104,895
       Gross profit                       19,030    19,418    18,704     16,268
       Net earnings                        5,698     6,047     5,790        762

       Earnings per share:
         Basic                              $.55      $.58      $.55       $.07
         Diluted                            $.51      $.53      $.51       $.07

       Weighted average common shares
        outstanding:
         Basic                            10,430    10,489    10,546     10,565
         Diluted                          12,972    13,096    13,221     10,723

      Fiscal 1999:
       Net sales                         $99,855   $86,348  $103,290    $98,141
       Gross profit                       17,371     8,993    15,996     16,390
       Net earnings                        5,535       225     4,249      5,367

       Earnings per share:
         Basic                              $.48      $.02      $.41       $.52
         Diluted                            $.46      $.02      $.40       $.47

       Weighted average common shares
        outstanding:
         Basic                            11,502    11,512    10,483     10,422
         Diluted                          14,073    11,633    12,941     13,014

    During the fourth quarter of the 2000 fiscal year, the Company decided to close its plumbing hardware business. The pre-tax charges to earnings for the fourth quarter of the 2000 fiscal year related to this discontinued portion of the engineered materials and plumbing hardware segment totaled $4,984,000, including $1,234,000 related to the impairment of long-lived assets, $1,111,000 for other asset write-offs, $2,119,000 for other facility and costs related to the plumbing hardware business closure, and $520,000 of operating losses. Without the plumbing hardware business charges and operating loss in the fourth quarter of the 2000 fiscal year, the net earnings for the quarter would have been $4,002,000 and the basic and diluted earnings per share for the quarter would have increased by $.31 and $.30, respectively.

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


                                  PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information called for by this Item (except for information as to the Company's executive officers, which information appears elsewhere in this Report) is incorporated by reference to the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.


Item 11. Executive Compensation.

         The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.


Item 13. Certain Relationships and Related Transactions.

         The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.





























                                   PART IV




Item 14. Exhibits, Financial Statement                             Page
         Schedules, and Reports on Form 8-K.

        (a) Documents filed as a part of this report

           (1) Financial Statements:

               The following Consolidated Financial
               Statements of the Company are
               included in Part II, Item 8:

               Report of Ernst & Young LLP,
               independent auditors                                   29

               Balance Sheets                                         30

               Statements of Earnings                                 31

               Statements of Stockholders' Equity                     32

               Statements of Cash Flows                               33

               Notes to Consolidated Financial
               Statements (1-16)                                      34

           (2) Financial Statement Schedules:

               Schedule II - Valuation and Qualifying
               Accounts                                               60

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


       (b) No reports on Form 8-K have been filed during the fiscal quarter ended February 27, 2000.























                                 SIGNATURES



       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 24, 2000                      PARK ELECTROCHEMICAL CORP.



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


     Signature                        Title                    Date


/s/Brian E. Shore            Chief Executive Officer,
Brian E. Shore               President and Director
                             (principal executive and       May 24, 2000
                             financial officer)

/s/Murray O. Stamer          Treasurer
Murray O. Stamer             (principal accounting
                             officer)                       May 24, 2000

/s/Jerry Shore               Chairman of the Board and
Jerry Shore                  Director                       May 24, 2000


/s/Mark S. Ain               Director
Mark S. Ain                                                 May 24, 2000


                             Director
Anthony Chiesa                                              May 24, 2000


/s/Lloyd Frank               Director
Lloyd Frank                                                 May 24, 2000
















Schedule II
PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


         Column A                         Column B      Column C              Column D               Column E
                                         Balance at    Charged to              Other                Balance at
                                         Beginning      Cost and      Accounts       Translation       End
       Description                       of Period      Expenses     Written Off     Adjustment     of Period

                                                                         (A)

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

52 weeks ended February 27, 2000          $2,030,000     $ 725,000     $(332,000)        $(35,000)     $2,388,000

52 weeks ended February 28, 1999          $1,858,000     $ 238,000     $ (63,000)        $ (3,000)     $2,030,000

52 weeks ended March 1, 1998              $1,746,000     $  75,000     $  46,000         $ (9,000)     $1,858,000














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

                 For the fiscal year ended February 27, 2000



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