Form 10-Q
period 2000-05-28
PARK ELECTROCHEMICAL CORP
filed 2000-07-11
CIK 76267

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 F O R M  10-Q


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 28, 2000

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


                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,483,669 as of July 7, 2000.

                          PARK ELECTROCHEMICAL CORP.
                               AND SUBSIDIARIES


                               TABLE OF CONTENTS


                                                                    Page
                                                                   Number
                                                                   ------
PART I.     FINANCIAL INFORMATION:

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
             May 28, 2000 (Unaudited) and
             February 27, 2000...................................     4

            Consolidated Statements of Earnings
             13 weeks ended May 28, 2000 and
             May 30, 1999 (Unaudited)............................     5

            Condensed Consolidated Statements of Cash Flows
             13 weeks ended May 28, 2000 and
             May 30, 1999 (Unaudited)............................     6

            Notes to Condensed Consolidated Financial
             Statements (Unaudited) .............................     7

   Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations .........................................    10

            Factors That May Affect Future Results...............    13

   Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk.........................................    13


PART II.    OTHER INFORMATION:

   Item 1.  Legal Proceedings ...................................    14

   Item 6.  Exhibits and Reports on Form 8-K ....................    14


SIGNATURES  .....................................................    15

EXHIBIT INDEX....................................................    16

                        PART I.  FINANCIAL INFORMATION




Item 1.     Financial Statements.

            The Company's Financial Statements begin on the next page.

                         PARK ELECTROCHEMICAL CORP.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands)
                                                  May 28,       February 27,
                                                   2000             2000
                                                  -------       ------------
ASSETS                                          (Unaudited)           *
Current assets:

  Cash and cash equivalents                      $ 80,180         $ 53,153

  Marketable securities                            62,555           78,309

  Accounts receivable, net                         71,977           68,335

  Inventories (Note 2)                             29,462           27,368

  Prepaid expenses and other current assets         8,155            9,614
                                                 --------          -------
     Total current assets                         252,329          236,779

Property, plant and equipment, net                130,512          125,977

Other assets                                        3,163            2,496
                                                 --------         --------
                                                 $386,004         $365,252
                                                 ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable                               $ 35,772         $ 24,964

  Accrued liabilities                              32,511           28,973

  Income taxes payable                              7,748            6,729
                                                 --------         --------
     Total current liabilities                     76,031           60,666

Long-term debt                                    100,000          100,000

Deferred income taxes                              12,295           11,933

Deferred pension liability and other               12,975           13,535

Stockholders' equity:
   Common stock                                     1,358            1,358
   Additional paid-in capital                      54,851           54,794
   Retained earnings                              165,776          157,308
   Treasury stock, at cost                        (29,040)         (29,051)
   Accumulated other non-owner changes (Note 5)    (8,242)          (5,291)
                                                 ---------        ---------
     Total stockholders' equity                   184,703          179,118
                                                 ---------        ---------
                                                 $386,004         $365,252
                                                 =========        =========

*The balance sheet at February 27, 2000 has been derived from the audited financial statements at that date.

                         PARK ELECTROCHEMICAL CORP.
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF EARNINGS
            (Unaudited--in thousands, except per share amounts)
                                                        13 Weeks Ended
                                                 -------------------------
                                                  May 28,          May 30,
                                                   2000             1999
                                                  -------          -------

Net sales                                        $120,159         $104,454

Cost of sales                                      96,464           85,424
                                                 ---------        --------
Gross profit                                       23,695           19,030

Selling, general and administrative expenses       11,927           11,666
                                                 ---------        --------

Profit from operations                             11,768            7,364
                                                 ---------        --------

Other income:
  Interest and other income, net                    1,809            1,630
  Interest expense                                  1,402            1,397
                                                 ---------        ---------

       Total other income                             407              233
                                                 ---------        ---------

Earnings before income taxes                       12,175            7,597

Income tax provision                                3,346            1,899
                                                 ---------        ---------

Net earnings                                     $  8,829         $  5,698
                                                 =========        =========

Earnings per share (Note 3):
  Basic                                          $    .84         $    .55
  Diluted                                        $    .75         $    .51


Weighted average number of common and
common equivalent shares outstanding:
  Basic                                            10,573           10,430
  Diluted                                          13,069           12,972


Dividends per share                              $    .08         $    .08


                              PARK ELECTROCHEMICAL CORP.
                                   AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited--in thousands)
                                                           13 weeks ended
                                                       ----------------------
                                                        May 28,       May 30,
                                                         2000          1999
                                                        -------       -------
Net cash provided by operating activities              $22,789       $ 1,177
                                                       --------      --------

Cash flows from investing activities:
 Purchases of property, plant and
  equipment, net                                        (9,719)       (3,803)
 Purchases of marketable securities                     (8,902)      (70,158)
 Proceeds from sales of marketable
  securities                                            24,674        78,035
                                                       --------      --------
  Net cash provided by investing
   activities                                            6,053         4,074
                                                       --------      --------


Cash flows from financing activities:
 Dividends paid                                           (361)         (826)
 Proceeds from exercise of stock options                    68           262
                                                       --------      --------
  Net cash used in financing activities                   (293)         (564)
                                                       --------      --------

Increase in cash and cash equivalents
 before exchange rate changes                           28,549         4,687

Effect of exchange rate changes on cash
 and cash equivalents                                   (1,522)         (873)
                                                       --------      --------

Increase in cash and cash equivalents                   27,027         3,814
Cash and cash equivalents, beginning of
 period                                                 53,153        36,682
                                                       --------      --------
Cash and cash equivalents, end of period               $80,180       $40,496
                                                       ========      ========


Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                           $ 2,750       $ 2,750
    Income taxes                                           480         2,406




                          PARK ELECTROCHEMICAL CORP.
                               AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The condensed consolidated balance sheet as of May 28, 2000, the consolidated statements of earnings for the 13 weeks ended May 28, 2000 and May 30, 1999, and the condensed consolidated statements of cash flows for the 13 weeks then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at May 28, 2000, and the results of operations and cash flows for all periods presented, have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 2000.

2.   INVENTORIES

     Inventories consist of the following:
                                                   (In thousands)
                                             May 28,         February 27,
                                              2000               2000
                                             -------         ------------
          Raw materials                      $11,222           $10,870
          Work-in-process                      5,659             5,249
          Finished goods                      11,288            10,323
          Manufacturing supplies               1,293               926
                                             -------           -------
                                             $29,462           $27,368
                                             =======           =======

3.  EARNINGS PER SHARE

    The following table sets forth the calculation of basic and diluted earnings per share for the periods specified (in thousands, except per share amounts):
                                                    13 weeks ended
                                                    --------------
                                               May 28,           May 30,
                                                2000              1999
                                               -------          --------
    Net income for basic EPS                   $ 8,829          $ 5,698
    Add interest on 5.5% convertible
     subordinated notes, net of taxes              944              908
                                               -------          -------
    Net income for diluted EPS                 $ 9,773          $ 6,606
                                               =======          =======
    Weighted average common shares
     outstanding for basic EPS                  10,573           10,430
    Net effect of dilutive options                 126              172
    Assumed conversion of 5.5% convertible
     subordinated notes                          2,370            2,370
                                               -------          -------
    Weighted average shares outstanding
     for diluted EPS                            13,069           12,972
                                               =======          =======

    EPS-basic                                  $  0.84          $  0.55
    EPS-diluted                                $  0.75          $  0.51

4.    BUSINESS SEGMENTS

      Park Electrochemical Corp. ("Park"), through its subsidiaries (collectively, the "Company"), is a leading global designer and producer of advanced electronic materials used to fabricate complex multilayer printed circuit boards, semiconductor packages and other electronic interconnection systems. The Company's multilayer printed circuit board materials include copper-clad laminates, prepregs and semi-finished multilayer printed circuit board panels. Multilayer printed circuit boards and interconnect systems are used in virtually all advanced electronic equipment to direct, sequence and control electronic signals between semiconductor devices and passive components. The Company also designs and manufactures specialty adhesive tapes, advanced composite materials and microwave circuitry materials for the electronics, aerospace and industrial markets. During the fourth quarter of the 2000 fiscal year, the Company initiated a plan to discontinue its plumbing hardware business. At May 28, 2000, the balance of accruals relating to the closure of the plumbing hardware business was $1,503,000.

      Financial information concerning the Company's business segments follows (in thousands):

                                                     13 weeks ended
                                               --------------------------
                                                May 28,          May 30,
                                                 2000             1999
                                                -------          -------
      Revenues
      Electronic materials                     $112,631         $ 95,637

      Engineered materials and
       plumbing hardware                          7,528            8,817
                                               ---------        ---------
         Net sales                             $120,159         $104,454
                                               =========        =========
      Profit/(Loss)
      Electronic materials                     $ 13,367         $  8,530

      Engineered materials and
       plumbing hardware                            216              697

      General corporate expense                  (1,815)          (1,863)

      Interest and other income, net              1,809            1,630

      Interest expense                           (1,402)          (1,397)
                                               ---------        ---------
         Earnings before income taxes          $ 12,175         $  7,597
                                               =========        =========

                                                May 28,          May 30,
                                                 2000             1999
                                                -------          -------
      Assets
      Electronic materials                     $276,611         $240,185

      Engineered materials and
       plumbing hardware                          9,823           12,524

      Corporate(1)                               99,570          101,431
                                               ---------        ---------
         Total assets                          $386,004         $354,140
                                               =========        =========
      (1) Corporate assets consist primarily of cash, cash equivalents and marketable securities.

5.    COMPREHENSIVE INCOME

      Statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income" (SFAS No. 130), establishes standards for reporting changes in equity from non-owner sources in the financial statements. Total non-owner changes in stockholders' equity for the 13 weeks ended May 28, 2000 and May 30, 1999 were $5,878,000 and $4,650,000, respectively. Comprehensive income consists primarily of net income and foreign currency translation adjustments.

6.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Park is a leading global designer and producer of advanced electronic materials used to fabricate complex multilayer printed circuit boards, semiconductor packages and other electronic interconnect systems. Park's electronic materials business operates under the "Nelco" name. The Company's customers for its advanced printed circuit materials include leading independent printed circuit board fabricators, contract manufacturers and large electronic equipment manufacturers in the computer, telecommunications, transportation, aerospace and instrumentation indus-tries.

         The Company's electronic materials operations accounted for approximately 92% and 90%, respectively, of total net sales worldwide in the last two fiscal years and approximately 94% and 92%, respectively, in the three-month periods ended May 28, 2000 and May 30, 1999. The Company's foreign electronic materials operations accounted for approximately 37% and 39%, respectively, of total net sales worldwide in the 2000 and 1999 fiscal years and approximately 40% and 36%, respectively, in the three-month periods ended May 28, 2000 and May 30, 1999.

         Park is also engaged in the engineered materials business, which consists of the Company's specialty adhesive tape and film business and advanced composite materials business, both of which operate as independent business units. In addition, Park operated a plumbing hardware business, which it decided to close and liquidate in the 2000 fiscal year fourth quarter. The Company's engineered materials and plumbing hardware businesses accounted for approximately 8% and 10%, respectively, of the Company's total net sales worldwide in the last two fiscal years and approximately 6% and 8%, respectively, in the three-month periods ended May 28, 2000 and May 30, 1999.

         The Company's sales continued to grow in the three-month period ended May 28, 2000, led by strong growth in sales by the Company's European electronic materials operations and supported by growth in sales by the Company's North American and Asian electronic materials operations. The earnings growth that the Company achieved during its 2000 fiscal year continued in the 2001 fiscal year first quarter. This continued growth was primarily a result of strong performances by the Company's electronic materials operations. The Company's ongoing efforts to expand its higher technology, higher margin product lines have also been significant factors in the growth of the Company's sales of electronic materials and in the growth of its earnings.

         Growth of the Company's electronic materials business was constrained during the last fiscal year and the three-month period ended May 28, 2000 by the Company's available manufacturing capacity. The Company has been expanding the manufacturing capacity of its electronic materials facilities in recent years; and during the 2000 fiscal year, the Company completed expansions of its electronic materials operations in Singapore and France, acquired additional manufacturing capacity in California in the second quarter, and commenced significant additional expansions of its electronic materials operations in California and New York.

Three Months Ended May 28, 2000 Compared with Three Months Ended May 30,
1999:

         The Company's electronic materials business was responsible for the improvement in the Company's results of operations for the three-month period ended May 28, 2000. The strengthening of the Company's printed circuit materials businesses during the 2000 fiscal year continued in the 2001 fiscal year first quarter.

            The Company's results of operations and margins improved in the 2001 fiscal year first quarter principally as a result of the electronic materials business' maximizing the utilization of its manufacturing resources, increasing its market share with certain key customers, and increasing its sales of higher technology, higher margin products. However, the Company's electronic materials business incurred pre-tax losses at its Arizona based business unit which formerly supplied Delco Electronics Corporation with semi-finished circuit boards, or mass lamination product, which negatively affected the Company's margins during the first quarter.

            Operating results of the Company's engineered materials businesses improved during the three-month period ended May 28, 2000 due to improved results achieved by the specialty adhesive tape and advanced composite materials businesses. The operating loss of the plumbing hardware business, which had been part of the Company's engineered materials and plumbing hardware business segment but which the Company decided to close and liquidate in the 2000 fiscal year fourth quarter, negatively affected the Company's operating results for the three-month period ended May 28, 2000.

            Results of Operations

            Sales for the three-month period ended May 28, 2000 increased 15% to $120.2 million from $104.5 million for last fiscal year's comparable period. Sales of the electronic materials business for the three-month period ended May 28, 2000 were $112.6 million, or 94% of total sales worldwide, compared with $95.6 million, or 92% of total sales worldwide, for last fiscal year's comparable period. This 18% increase in sales of electronic materials was principally the result of higher volume of electronic materials shipped and an increase in sales of higher technology products. Sales of the engineered materials businesses for the three-month period ended May 28, 2000 were $7.5 million compared with $8.8 million for last fiscal year's comparable period. This decrease in sales was the result of significantly reduced sales of plumbing hardware products after the Company decided in the 2000 fiscal year fourth quarter to close and liquidate its plumbing hardware business.

            The Company's foreign electronic materials operations accounted for $47.7 million of sales, or 40% of the Company's total sales worldwide, during the three-month period ended May 28, 2000 compared with $38.1 million of sales, or 36% of total sales worldwide, during last fiscal year's comparable period. Sales by the Company's foreign operations during the 2001 fiscal year first quarter increased 25% from the 2000 fiscal year
comparable period.   The increase in sales by foreign operations was due
principally to an increase in sales by the Company's European operations.

            The gross margin for the Company's worldwide operations was 19.7% during the three-month period ended May 28, 2000 compared with 18.2% for last fiscal year's comparable period. The improvement in the gross margin was attributable to the increase in sales volume over last fiscal year's comparable period, the continuing growth in sales of higher technology, higher margin products and increases in market share with certain key electronic materials customers.

            Selling, general and administrative expenses, measured as a percentage of sales, were 9.9% during the three-month period ended May 28, 2000 compared with 11.1 % during last fiscal year's comparable period. This decline resulted from proportionately higher sales compared to the comparable period during the last fiscal year.

            For the reasons set forth above, profit from operations for the three-month period ended May 28, 2000 increased 59% to $11.8 million from $7.4 million for last fiscal year's comparable period.

            Interest and other income, principally investment income, was $1.8 million for the three-month period ended May 28, 2000 compared with $1.6 million for last fiscal year's comparable period. The increase in investment income was attributable to an increase in cash available for investment and an increase in prevailing interest rates. The Company's investments were primarily short-term taxable instruments and government securities. Interest expense for the three-month period ended May 28, 2000 was $1.4 million compared with the same amount during last fiscal year's comparable period. The Company's interest expense is related primarily to its $100 million principal amount of 5.5% Convertible Subordinated Notes due 2006 (the "Notes") issued in 1996.

            The Company's effective income tax rate for the three-month period ended May 28, 2000 was 27.5% compared with 25.0% for last fiscal year's comparable period. This increase in the effective tax rate was primarily the result of a change in the Company's income mix among the tax jurisdictions in which the Company does business.

            Net earnings for the three-month period ended May 28, 2000 increased 54% to $8.8 million from $5.7 million for last fiscal year's comparable period. Basic and diluted earnings per share increased to $0.84 and $0.75, respectively, for the three-month period ended May 28, 2000 from $0.55 and $0.51, respectively, for last fiscal year's comparable period. These increases in net earnings and earnings per share were attributable to the Company's improved operating results.

Liquidity and Capital Resources:

            At May 28, 2000, the Company's cash and temporary investments were $142.7 million compared with $131.5 million at February 27, 2000, the end of the Company's 2000 fiscal year. The increase in the Company's cash and investment position at May 28, 2000 was attributable to cash provided from operating activities in excess of investments in property, plant and equipment, as discussed below. The Company's working capital was $176.3 million at May 28, 2000 compared with $176.1 million at February 27, 2000. The slight increase at May 28, 2000 compared with February 27, 2000 was due principally to higher accounts receivable and inventories, offset almost entirely by higher accounts payable and accrued liabilities. The Company's current ratio (the ratio of current assets to current liabilities) was 3.3 to 1 at May 28, 2000 compared with 3.9 to 1 at February 27, 2000.

            During the three-months ended May 28, 2000, cash provided by net earnings, before depreciation and amortization, of $8.8 million was increased by a net reduction in working capital items, resulting in $22.8 million of cash provided from operating activities, and the Company expended $9.7 million for the purchase of property, plant and equipment. Net expenditures for property, plant and equipment were $27.7 million in the 2000 fiscal year. In the 2000 fiscal year second quarter, the Company announced large expansion programs relating to its electronic materials operations in New York and California, which it expects to complete in the 2001 fiscal year fourth quarter, and the Company completed an expansion of its electronic materials operations in Asia during the 2000 fiscal year.

            At May 28, 2000, the Company's only long-term debt was the Notes. The Company believes its financial resources will be sufficient, for the foreseeable future, to provide for continued investment in property, plant and equipment and for general corporate purposes. Such resources, including the proceeds from the Notes, would also be available for appropriate acquisitions and other expansions of the Company's business.

Environmental Matters:

            In the three-month periods ended May 28, 2000 and May 30, 1999, the Company charged less than $0.1 million against pretax income for environmental remedial response and voluntary cleanup costs (including legal fees). While annual expenditures have generally been constant from year to year, and may increase over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At May 28, 2000 and February 27, 2000, the recorded liability in accrued liabilities for environmental matters was approximately $4.4 million. Management does not expect that environmental matters will have a material adverse effect on the liquidity, capital resources, business or consolidated financial position of the Company.

Factors That May Affect Future Results.

            Certain portions of this Report which do not relate to historical financial information may be deemed to constitute forward-looking statements that are subject to various factors which could cause actual results to differ materially from Park's expectations or from results which might be projected, forecast, estimated or budgeted by the Company in forward-looking statements. Such factors include, but are not limited to, general conditions in the electronics industry, the Company's competitive position, the status of the Company's relationships with its customers, economic conditions in international markets, and the various factors set forth under the caption "Factors That May Affect Future Results" after Item 7 of Park's Annual Report on Form 10-K for the fiscal year ended February 27, 2000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

            The Company is exposed to market risks for changes in foreign currency exchange rates and interest rates. The Company's primary foreign currency exchange exposure relates to the translation of the financial statements of foreign subsidiaries using currencies other than the U.S. dollar as their functional currency. The Company does not believe that a 10% fluctuation in foreign exchange rates would have had a material impact on its consolidated results of operations or financial position. The exposure to market risks for changes in interest rates relates to the Company's short-term investment portfolio. This investment portfolio is managed by outside professional managers in accordance with guidelines issued by the Company. These guidelines are designed to establish a high quality fixed income portfolio of government and highly rated corporate debt securities with a maximum weighted average maturity of less than one year. The Company does not use derivative financial instruments in its investment portfolio. Based on the average maturity of the investment portfolio at the end of the 2000 fiscal year and at May 28, 2000, a 10% increase in short term interest rates would not have had a material impact on the consolidated results of operations or financial position of the Company.

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

         The Company announced in March 1998 that it had been informed by Delco Electronics that Delco planned to close its printed circuit board fabrication plant and exit the printed circuit board manufacturing business. As a result, the Company's sales to Delco declined during the three-month period ended May 31, 1998, were negligible during the three-month period ended August 30, 1998, have not been nil since that time and are expected to be nil in future periods. The Company had been Delco's principal supplier of semi-finished multilayer printed circuit board materials for more than ten years. These materials were used by Delco to produce finished multilayer printed circuit boards.

         During the Company's 1999 fiscal year first quarter and during its 1998 fiscal year and for several years prior thereto, more than 10% of the Company's total sales were to Delco Electronics Corporation. Although the Company's electronic materials segment was not dependent on this single customer, the loss of this customer had a material adverse effect on the business of the segment in the 1999 and 2000 fiscal years and may have a material adverse effect on the business of this segment in the fiscal year ending February 25, 2001 and in subsequent fiscal years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 2 of this Report and "Factors That May Affect Future Results" after
Item 2 of this Report.


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits:

         Exhibit
         Number

         27.01     Financial Data Schedule

    (b) No reports on Form 8-K have been filed during the fiscal quarter ended May 28, 2000.

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




                                            Park Electrochemical Corp.
                                            ---------------------------
                                                  (Registrant)




Date:  July 10, 2000                        /s/Brian E. Shore
                                            ---------------------------
                                                  Brian E. Shore
                                                  President and
                                              Chief Executive Officer





Date:  July 10, 2000                        /s/Murray O. Stamer
                                            ---------------------------
                                                  Murray O. Stamer
                                                   Treasurer and
                                              Chief Accounting Officer

                               EXHIBIT INDEX




Exhibit No.     Name                                               Page

   27.01        Financial Data Schedule (Filed
                 only by electronic transmission
                 with EDGAR filing with the
                 Securities and Exchange Commission)..........      -