Form 10-Q
period 2000-08-27
PARK ELECTROCHEMICAL CORP
filed 2000-10-10
CIK 76267

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               F O R M  10-Q


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 27, 2000

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


                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,515,992 as of October 6, 2000.

                        PARK ELECTROCHEMICAL CORP.
                             AND SUBSIDIARIES


                             TABLE OF CONTENTS


                                                                    Page
                                                                   Number
                                                                   ------
PART I.     FINANCIAL INFORMATION:

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
             August 27, 2000 (Unaudited) and
             February 27, 2000 .................................      4

            Consolidated Statements of Earnings
             13 weeks and 26 weeks ended August 27, 2000 and
             August 29, 1999 (Unaudited)........................      5

            Condensed Consolidated Statements of Cash Flows
             26 weeks ended August 27, 2000 and
             August 29, 1999 (Unaudited)........................      6

            Notes to Condensed Consolidated Financial
             Statements (Unaudited) ............................      7

   Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations ........................................     10

   Factors That May Affect Future Results.......................     13

   Item 3.Quantitative and Qualitative Disclosures About Market
           Risk...............................................     13

PART II.    OTHER INFORMATION:

   Item 1.  Legal Proceedings ..................................     15

   Item 4.  Submission of Matters to a Vote of
            Security Holders....................................     15

   Item 6.  Exhibits and Reports on Form 8-K ...................     15


SIGNATURES  ....................................................     16

EXHIBIT INDEX...................................................     17

                      PART I.  FINANCIAL INFORMATION




Item 1.   Financial Statements

          The Company's Financial Statements begin on the next page.

                         PARK ELECTROCHEMICAL CORP.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands)
                                                August 27,      February 27,
                                                   2000             2000
                                               -----------      ------------
ASSETS                                         (Unaudited)           *
Current assets:

  Cash and cash equivalents                      $ 45,040         $ 53,153

  Marketable securities                            99,807           78,309

  Accounts receivable, net                         75,904           68,335

  Inventories (Note 2)                             32,112           27,368

  Prepaid expenses and other current assets         8,461            9,614
                                                 --------         --------
     Total current assets                         261,324          236,779

Property, plant and equipment, net                135,529          125,977

Other assets                                        3,313            2,496
                                                 --------         --------
                                                 $400,166         $365,252
                                                 ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable                               $ 34,514         $ 24,964

  Accrued liabilities                              36,778           28,973

  Income taxes payable                              8,454            6,729
                                                 --------         --------
     Total current liabilities                     79,746           60,666

Long-term debt                                    100,000          100,000

Deferred income taxes                              12,879           11,933

Deferred pension and other liabilities             12,719           13,535

Stockholders' equity:
  Common stock                                      1,358            1,358
  Additional paid-in capital                       54,989           54,794
  Retained earnings                               176,115          157,308
  Treasury stock, at cost                         (28,799)         (29,051)
  Accumulated other non-owner changes (Note 5)     (8,841)          (5,291)
                                                 ---------        ---------
     Total stockholders' equity                   194,822          179,118
                                                 ---------        ---------
                                                 $400,166         $365,252
                                                 =========        =========

*The balance sheet at February 27, 2000 has been derived from the audited financial statements at that date.

                         PARK ELECTROCHEMICAL CORP.
                             AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF EARNINGS
               (Unaudited--in thousands, except per share amounts)

                                13 Weeks Ended            26 Weeks Ended
                            ------------------------  ------------------------
                             August 27,   August 29,   August 27,   August 29,
                                2000         1999         2000         1999
                             ----------   ----------   ----------   ----------
Net sales                    $129,902     $107,729     $250,061     $212,183

Cost of sales                 101,509       88,311      197,973      173,735
                             ---------    ---------    ---------    ---------
Gross profit                   28,393       19,418       52,088       38,448

Selling, general and
  administrative expenses      12,572       11,460       24,499       23,125
                             ---------     --------    ---------    ---------
  Profit from operations       15,821        7,958       27,589       15,323
                             ---------     --------    ---------    ---------

Other income (expense):
 Interest and other
  income, net                   2,055        1,502        3,864        3,132
 Interest expense              (1,402)      (1,397)      (2,804)      (2,795)
                             ---------     --------    ---------    ---------

    Total other income            653          105        1,060          337
                             ---------     --------    ---------    ---------
Earnings before income taxes   16,474        8,063       28,649       15,660

Income tax provision            4,819        2,016        8,165        3,915
                             ---------     --------    ---------    ---------
Net earnings                 $ 11,655     $  6,047     $ 20,484     $ 11,745
                             =========    =========    =========    =========

Earnings per share (Note 3):
 Basic                       $   1.10     $    .58     $   1.94     $   1.12
 Diluted                     $    .95     $    .53     $   1.69     $   1.04


Weighted average number of
common and common equivalent
shares outstanding:
 Basic                         10,588       10,489       10,580       10,459
 Diluted                       13,293       13,096       13,181       13,034

Dividends per share          $    .08      $   .08     $    .16     $    .16



                              PARK ELECTROCHEMICAL CORP.
                                   AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited--in thousands)
                                                           26 Weeks Ended
                                                      ------------------------
                                                      August 27,    August 29,
                                                         2000          1999
                                                      ----------   -----------
Net cash provided by operating activities              $34,952       $ 8,760
                                                       --------      --------

Cash flows from investing activities:
 Purchases of property, plant and
  equipment, net                                       (19,702)      (12,267)
 Purchases of marketable securities                    (67,659)      (97,620)
 Proceeds from sales/maturities of marketable
  securities                                            47,036       101,023
                                                       --------      --------
  Net cash used in investing
   activities                                          (40,325)       (8,864)
                                                       --------      --------


Cash flows from financing activities:
 Dividends paid                                         (1,676)       (1,653)
 Proceeds from exercise of stock options                   447         2,103
                                                       --------      --------
  Net cash (used in) provided by financing
  activities                                            (1,229)          450
                                                       --------      --------

(Decrease) increase in cash and cash equivalents
 before effect of exchange rate changes                 (6,602)          346

Effect of exchange rate changes on cash
 and cash equivalents                                   (1,511)         (423)
                                                       --------      --------

Decrease in cash and cash equivalents                   (8,113)          (77)

Cash and cash equivalents, beginning of period          53,153        36,682
                                                       --------      --------
Cash and cash equivalents, end of period               $45,040       $36,605
                                                       ========      ========


Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                           $ 2,750       $ 2,750
    Income taxes                                       $ 3,739       $ 2,707




                          PARK ELECTROCHEMICAL CORP.
                               AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of August 27, 2000, the consolidated statements of earnings for the 13 weeks and 26 weeks ended August 27, 2000 and August 29, 1999, and the condensed consolidated statements of cash flows for the 26 week periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at August 27, 2000, and the results of operations and cash flows for all periods presented, have been made.

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

2.   INVENTORIES

     Inventories consist of the following:
                                                   (In thousands)
                                            August 27,      February 27,
                                               2000             2000
                                            ----------      ------------
          Raw materials                      $12,876           $10,870
          Work-in-process                      6,766             5,249
          Finished goods                      11,215            10,323
          Manufacturing supplies               1,255               926
                                             -------           -------
                                             $32,112           $27,368
                                             =======           =======

3.   EARNINGS PER SHARE

     The following table sets forth the calculation of basic and diluted earnings per share for the periods specified (in thousands, except per share amounts):
                                       13 weeks ended        26 weeks ended
                                       --------------        --------------
                                   August 27, August 29,  August 27, August 29,
                                      2000       1999        2000       1999
                                   ---------- ----------  ---------- ----------
 Net income for basic EPS           $11,655    $ 6,047      $20,484   $11,745
 Add interest on 5.5% convertible
  subordinated notes, net of taxes      911        908        1,823     1,816
                                    -------    -------      -------   -------
 Net income for diluted EPS         $12,566    $ 6,955      $22,307   $13,561
                                    =======    =======      =======   =======
 Weighted average common shares
  outstanding for basic EPS          10,588     10,489       10,580    10,459
 Net effect of dilutive options         335        237          231       205
 Assumed conversion of 5.5%
  convertible subordinated notes      2,370      2,370        2,370     2,370
                                    -------    -------      -------   -------
 Weighted average shares
  outstanding for diluted EPS        13,293
                                    =======    =======      =======   =======
 EPS-basic                          $  1.10    $   .58      $  1.94   $  1.12
 EPS-diluted                        $   .95    $   .53      $  1.69   $  1.04

4.    BUSINESS SEGMENTS

      Park Electrochemical Corp. ("Park"), through its subsidiaries (collectively, the "Company"), is a leading global designer and producer of advanced electronic materials used to fabricate complex multilayer printed circuit boards, semiconductor packages and other electronic interconnect systems. The Company's multilayer printed circuit board materials include copper-clad laminates, prepregs and semi-finished multilayer printed circuit board panels. Multilayer printed circuit boards and interconnect systems are used in virtually all advanced electronic equipment to direct, sequence and control electronic signals between semiconductor devices and passive components. The Company also designs and manufactures specialty adhesive tapes, advanced composite materials and microwave circuitry materials for the electronics, aerospace and industrial markets. During the first half of the 2001 fiscal year, the Company closed and liquidated its plumbing hardware business.

      Financial information concerning the Company's business segments follows (in thousands):

                                      13 weeks ended        26 weeks ended
                                      --------------        --------------
                                  August 27, August 29,  August 27, August 29,
                                     2000       1999        2000       1999
                                  ---------- ----------  ---------- ----------
  Revenues
  Electronic materials            $123,868    $ 98,516    $236,499   $194,153

  Engineered materials               6,034       9,213      13,562     18,030
                                  ---------   ---------   ---------  ---------
  Net sales                       $129,902    $107,729    $250,061   $212,183
                                  =========   =========   =========  =========

  Profit/(Loss)
  Electronic materials            $ 18,544    $  8,915    $ 31,911   $ 17,445

  Engineered materials                 694         504         910      1,201

  General corporate expense         (3,417)     (1,461)     (5,232)    (3,324)

  Interest and other income, net     2,055       1,502       3,864      3,132

  Interest expense                  (1,402)     (1,397)     (2,804)    (2,794)
                                  ---------   ---------   ---------  ---------
  Earnings before income taxes    $ 16,474    $  8,063    $ 28,649   $ 15,660
                                  =========   =========   =========  =========

                                            August 27,      February 27,
                                               2000             2000
                                            ----------      ------------
  Assets
  Electronic materials                       $291,001         $253,015

  Engineered materials                          9,077           10,147

  Corporate(1)                                100,088          102,090
                                            ---------         ---------
  Total assets                               $400,166         $365,252
                                            =========         =========

  (1) Corporate assets consist primarily of cash, cash equivalents and marketable securities.

                                      -8-

5.  COMPREHENSIVE INCOME

    Statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income" (SFAS No. 130), establishes standards for reporting changes in equity from non-owner sources in the financial statements. Total non-owner changes in stockholders' equity for the 13 weeks ended August 27, 2000 and August 29, 1999 were $10,579,000 and $5,594,000, respectively. Total non-owner changes for the 26 weeks ended August 27, 2000 and August 29, 1999 were $16,934,000 and $10,244,000, respectively.
    Comprehensive income consists primarily of net income and foreign currency translation adjustments.

6.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFA 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes standards for the recognition and measurement of derivatives and hedging activities and requires all derivative instruments to be recorded on the balance sheet at fair value. This statement is effective for fiscal years beginning after June 15, 2000. The Company's policy is to enter into forward foreign currency contracts only to hedge specific transactions in order to reduce exposure to foreign exchange risks. The Company believes the adoption of these standards will not have a material adverse effect on the Company's consolidated results of operation or financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Park is a leading global designer and producer of advanced electronic materials used to fabricate complex multilayer printed circuit boards, semiconductor packages and other electronic interconnect systems. Park's electronic materials business is operated under the "Nelco" name. The Company's customers for its advanced printed circuit materials include leading independent printed circuit board fabricators, contract manufacturers and large electronic equipment manufacturers in the computer, telecommunications, transportation, aerospace and instrumentation indus-tries.

            The Company's electronic materials operations accounted for approximately 92% and 90%, respectively, of net sales worldwide in the last two fiscal years, approximately 95% in the three-month and six-month periods ended August 27, 2000 and approximately 91% and 92% in the three-month period and six-month period, respectively, ended August 29, 1999. The Company's foreign electronic materials operations accounted for approximately 37% and 39%, respectively, of net sales worldwide in the 2000 and 1999 fiscal years, approximately 40% in the three-month and six-month periods ended August 27, 2000 and approximately 35% and 36% in the three-month period and six-month period, respectively, ended August 29, 1999.

            Park is also engaged in the engineered materials business, which consists of the Company's specialty adhesive tape and film business and its advanced composite materials business, both of which operate as independent business units. In addition, Park operated a plumbing hardware business, which it closed and liquidated in the 2001 fiscal year first half. The Company's engineered materials and plumbing hardware businesses accounted for approximately 8% and 10%, respectively, of the Company's total net sales worldwide in the last two fiscal years, approximately 5% in the three-month and six-month periods ended August 27, 2000 and approximately 9% and 8% in the three-month period and six-month period, respectively, ended August 29, 1999.

            The Company's sales continued to grow in the three-month and six-month periods ended August 27, 2000, as a result of strong growth in sales by the Company's electronic materials operations in North America, Europe and Asia. The earnings growth that the Company achieved during its 2000 fiscal year continued in the 2001 fiscal year first and second quarters. This continued growth was primarily a result of strong performances by the Company's electronic materials operations. The Company's ongoing efforts to expand its higher technology, higher margin product lines have also been significant factors in the growth of the Company's sales of electronic materials and in the growth of its earnings.

      Growth of the Company's electronic materials business was constrained during the last fiscal year and the three-month and six-month periods ended August 27, 2000 by the Company's available manufacturing capacity. The Company has been expanding the manufacturing capacity of its electronic materials facilities in recent years. During the 2000 fiscal year, the Company completed expansions of its electronic materials operations in Singapore and France, acquired additional manufacturing capacity in California in the second quarter, and commenced significant additional expansions of its electronic materials operations in California and New York. During the 2001 fiscal year second quarter, the Company commenced a significant expansion of its higher technology product line manufacturing facility in Arizona, which the Company expects to complete during the first half of the Company's next fiscal year.

Three and Six Months Ended August 27, 2000 Compared with Three and Six Months Ended August 29, 1999:

            The Company's electronic materials business was responsible for the improvement in the Company's results of operations for the three-month and six-month periods ended August 27, 2000. The strengthening of the Company's printed circuit materials businesses during the 2000 fiscal year continued in the 2001 fiscal year first and second quarters.

            The Company's results of operations and margins improved in the 2001 fiscal year first and second quarters principally as a result of the electronic materials business' maximizing the utilization of its manufacturing resources and increasing its sales of higher technology, higher margin products.

            Operating results of the Company's engineered materials businesses also improved during the three-month and six-month periods ended August 27, 2000 due to improved results achieved by the advanced composite materials business. The operating loss of the plumbing hardware business, which had been part of the Company's engineered materials and plumbing hardware business segment but which the Company closed and liquidated in the 2001 fiscal year first half, negatively affected the Company's operating results for the three-month and six-month periods ended August 27, 2000.

            Results of Operations

            Sales for the three-month and six-month periods ended August 27, 2000 increased 21% to $129.9 million and 18% to $250.1 million, respectively, from $107.7 million and $212.2 million for last fiscal year's comparable periods. Sales of the electronic materials business for the three-month and six-month periods ended August 27, 2000 were $123.9 million and $236.5 million, respectively, or approximately 95% of total sales worldwide, compared with $98.5 million and $194.2 million, respectively, or approximately 91% and 92%, respectively, of total sales worldwide for last fiscal year's comparable periods. The increases in sales of electronic materials were principally the result of higher volumes of electronic materials shipped and increases in sales of higher technology products. Sales of the engineered materials businesses for the three-month and six-month periods ended August 27, 2000 were $6.0 million and $13.6 million, respectively, compared with $9.2 million and $18.0 million, respectively, for last fiscal year's comparable periods. These decreases in sales were the result of significantly reduced sales of plumbing hardware products as the Company closed and liquidated its plumbing hardware business during the 2001 fiscal year first half.

            The Company's foreign electronic materials operations accounted for $51.4 million and $99.1 million, respectively, of sales, or 40% of the Company's total sales worldwide, during the three-month and six-month periods ended August 27, 2000 compared with $37.6 million and $75.7 million, respectively, of sales, or 35% and 36% of total sales worldwide, during last fiscal year's comparable periods. Both the Asian and the European operations of the Company achieved significant increases in sales.

            The gross margins for the Company's worldwide operations were 21.9% and 20.8%, respectively, during the three-month and six-month periods ended August 27, 2000 compared with 18.0% and 18.1%, respectively, for last fiscal year's comparable periods. The improvements in the gross margins were attributable to the increases in sales volumes over last fiscal year's comparable periods, the continuing growth in sales of higher technology, higher margin products and efficiencies resulting from operating the Company's electronic materials facilities at their designed capacity levels.

            Selling, general and administrative expenses, measured as a percentage of sales, were 9.7% and 9.8% during the three-month period and six-month period, respectively, ended August 27, 2000 compared with 10.6% and 10.9%, respectively, during last fiscal year's comparable periods. The declines resulted from proportionately greater sales compared to the comparable periods during the last fiscal year.

            For the reasons set forth above, profit from operations for the three-month period ended August 27, 2000 increased 98% to $15.8 million from $8.0 million for last fiscal year's comparable period, and profit from operations for the six-month period ended August 27, 2000 increased 80% to $27.6 million from $15.3 million for last fiscal year's comparable period.

            Interest and other income, principally investment income, was $2.1 million and $3.9 million, respectively, for the three-month and six-month periods ended August 27, 2000 compared with $1.5 million and $3.1 million, respectively, for last fiscal year's comparable periods. The increases in investment income were attributable to an increase in cash available for investment and an increase in prevailing interest rates. The Company's investments were primarily short-term taxable instruments and government securities. Interest expense for the three-month and six-month periods ended August 27, 2000 was $1.4 million and $2.8 million, respectively, compared with approximately the same amounts during last fiscal year's comparable periods. The Company's interest expense is related primarily to its $100 million principal amount of 5.5% Convertible Subordinated Notes due 2006 (the "Notes") issued in February 1996.

            The Company's effective income tax rate for the three-month period ended August 27, 2000 was 29.3% compared with 25.0% for the three-month period ended August 29, 1999, and the Company's effective income tax rate for the six-month period ended August 27, 2000 was 28.5% compared with 25.0% for last fiscal year's comparable period. The increases in the effective tax rates were primarily the result of a change in the Company's income mix among the tax jurisdictions in which the Company does business.

            Net earnings for the three-month and six-month periods ended August 27, 2000 increased to $11.7 million and $20.5 million, respectively, from $6.0 million and $11.7 million, respectively, for last fiscal year's comparable periods. Basic and diluted earnings per share increased to $1.10 and $0.95, respectively, for the three-month period ended August 27, 2000 from $0.58 and $0.53, respectively, for last fiscal year's comparable period, and basic and diluted earnings per share increased to $1.94 and $1.69, respectively, for the six-month period ended August 27, 2000 from $1.12 and $1.04, respectively, for last fiscal year's comparable period. These increases in net earnings and earnings per share were attributable to the Company's significantly improved operating results.

Liquidity and Capital Resources:

            At August 27, 2000, the Company's cash and temporary investments were $144.8 million compared with $131.5 million at February 27, 2000, the end of the Company's 2000 fiscal year. The increase in the Company's cash and investment position at August 27, 2000 was attributable to cash provided from operating activities in excess of investments in property, plant and equipment, as discussed below. The Company's working capital was $181.6 million at August 27, 2000 compared with $176.1 million at February 27, 2000. The increase at August 27, 2000 compared with February 27, 2000 was due principally to higher cash and temporary investments, accounts receivable and inventories, offset in part by higher accounts payable and accrued liabilties. The Company's current ratio (the ratio of current assets to current liabilities) was 3.3 to 1 at August 27, 2000 and 3.9 to 1 at February 27, 2000.

            During the six-months ended August 27, 2000, cash provided by net earnings before depreciation and amortization of $28.7 million was increased by a net reduction in working capital items, resulting in $35.0 million of cash from operating activities. During the same six-months period, the Company expended $19.7 million for the purchase of property, plant and equipment. Net expenditures for property, plant and equipment were $27.7 million in the 2000 fiscal year. In the 2000 fiscal year second quarter, the Company announced large expansion programs relating to its electronic materials operations in New York and California, which it expects to complete in the 2001 fiscal year fourth quarter, and the Company completed an expansion of its electronic materials operations in Asia during the 2000 fiscal year. During the 2001 fiscal year second quarter, the Company commenced a significant expansion of its higher technology product line manufacturing facility in Arizona, which the Company expects to complete during the first half of the next fiscal year.

            At August 27, 2000, the Company's only long-term debt was the Notes. The Company believes its financial resources will be sufficient, for the foreseeable future, to provide for continued investment in property, plant and equipment and for general corporate purposes. Such resources, including the proceeds from the Notes, would also be available for appropriate acquisitions and other expansions of the Company's business.

Environmental Matters:

            In the six-month periods ended August 27, 2000 and August 29, 1999, the Company charged less than $0.1 million against pretax income for environmental remedial response and voluntary cleanup costs (including legal fees). While annual expenditures have generally been constant from year to year, and may increase over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At August 27, 2000 and February 27, 2000, the recorded liability in accrued liabilities for environmental matters was $4.4 million. Management does not expect that environmental matters will have a material adverse effect on the liquidity, capital resources, business, consolidated results of operations or consolidated financial position of the Company.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

            The Company is exposed to market risks for changes in foreign currency exchange rates and interest rates. The Company's primary foreign currency exchange exposure relates to the translation of the financial statements of foreign subsidiaries using currencies other than the U.S. dollar as their functional currency. The Company does not believe that a 10% fluctuation in foreign exchange rates would have had a material impact on its consolidated results of operations or financial position. The exposure to market risks for changes in interest rates relates to the Company's short-term investment portfolio. This investment portfolio is managed by outside professional managers in accordance with guidelines issued by the Company. These guidelines are designed to establish a high quality fixed income portfolio of government and highly rated corporate debt securities with a maximum weighted average maturity of less than one year. The Company does not use derivative financial instruments in its investment portfolio. Based on the average maturity of the investment portfolio at the end of the 2000 fiscal year and at August 27, 2000, a 10% increase in short term interest rates would not have had a material impact on the consolidated results of operations or financial position of the Company.

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

           The Company announced in March 1998 that it had been informed by Delco Electronics that Delco planned to close its printed circuit board fabrication plant and exit the printed circuit board manufacturing business. As a result, the Company's sales to Delco declined significantly during the three-month period ended May 31, 1998, were negligible during the three-month period ended August 30, 1998, have been nil since that time and are expected to be nil in future periods. The Company had been Delco's principal supplier of semi-finished multilayer printed circuit board materials for more than ten years. These materials were used by Delco to produce finished multilayer printed circuit boards. See "Factors That May Affect Future Results" after Item 2 in Part I of this Report.

Item 4.    Submission of Matters to a Vote of Security Holders

           At the Annual Meeting of Shareholders held on July 12, 2000:

     (a) the persons elected as directors of the Company and the voting for such persons were as follows:

                                                   Authority
              Name               Votes For          Withheld
         --------------         ----------         ---------
          Mark S. Ain            8,137,584          1,118,113
          Anthony Chiesa         8,099,975          1,155,722
          Lloyd Frank            8,099,227          1,156,470
          Ronald F. Ostrow       8,134,891          1,120,806
          Brian E. Shore         8,108,735          1,146,962
          Jerry Shore            8,108,253          1,147,444

     (b) amendments to the Company's 1992 Stock Option Plan were approved by the Shareholders to increase the aggregate number of shares of Common Stock of the Company authorized for issuance under such Plan by 300,000 shares. There were 6,830,971 votes for these amendments, 2,250,970 votes against, and 173,833 abstentions.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Exhibit
          Number

          27.01    Financial data schedule

     (b) No reports on Form 8-K have been filed during the fiscal quarter ended August 27, 2000.

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




Date:  October 9, 2000                      /s/ Brian E. Shore
       ----------------                     ---------------------------
                                                Brian E. Shore
                                                 President and
                                             Chief Executive Officer





Date:  October 10, 2000                      /s/ Murray O. Stamer
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