Form 10-Q
period 2000-11-26
PARK ELECTROCHEMICAL CORP
filed 2001-01-09
CIK 76267

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 F O R M  10-Q


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 26, 2000

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


                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,885,992 as of January 5, 2001.

                          PARK ELECTROCHEMICAL CORP.
                               AND SUBSIDIARIES




                               TABLE OF CONTENTS


                                                                    Page
                                                                   Number
                                                                   ------
PART I.     FINANCIAL INFORMATION:

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
             November 26, 2000 (Unaudited) and
             February 27, 2000 ..................................     3

            Consolidated Statements of Earnings
             13 weeks and 39 weeks ended November 26, 2000 and
             November 28, 1999 (Unaudited).......................     4

            Condensed Consolidated Statements of Cash Flows
             39 weeks ended November 26, 2000 and
             November 28, 1999 (Unaudited).......................     5

            Notes to Condensed Consolidated Financial
             Statements (Unaudited) .............................     6

   Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations .........................................     9

            Factors That May Affect Future Results...............     12

   Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk.........................................     12

PART II.    OTHER INFORMATION:

   Item 1.  Legal Proceedings ...................................     13

   Item 4.  Submission of Matters to a Vote of Security Holders..     13

   Item 6.  Reports on Form 8-K .................................     13


SIGNATURES  .....................................................     15

                        PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

                         PARK ELECTROCHEMICAL CORP.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Amounts in thousands)
                                               November 26,     February 27,
                                                  2000               2000
                                               (Unaudited)        (Audited)
                                               -----------      ------------
ASSETS
Current assets:

  Cash and cash equivalents                      $ 83,797         $ 53,153

  Marketable securities                            65,120           78,309

  Accounts receivable, net                         81,746           68,335

  Inventories (Note 2)                             34,162           27,368

  Prepaid expenses and other current assets         9,611            9,614
                                                 --------         --------
     Total current assets                         274,436          236,779

Property, plant and equipment, net                144,127          125,977

Other assets                                        3,335            2,496
                                                 --------         --------
                                                 $421,898         $365,252
                                                 ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable                               $ 35,179         $ 24,964

  Accrued liabilities                              42,433           28,973

  Income taxes payable                              9,196            6,729
                                                 --------         --------
     Total current liabilities                     86,808           60,666

Long-term debt                                     98,509          100,000

Deferred income taxes                              14,893           11,933

Deferred pension and other liabilities             12,393           13,535

Stockholders' equity:
   Common stock (Note 5)                            2,037            1,358
   Additional paid-in capital                      55,887           54,794
   Retained earnings                              189,996          157,308
   Treasury stock, at cost                        (28,212)         (29,051)
   Accumulated other non-owner changes            (10,413)          (5,291)
                                                 ---------        ---------
     Total stockholders' equity                   209,295          179,118
                                                 ---------        ---------
                                                 $421,898         $365,252
                                                 =========        =========


                         PARK ELECTROCHEMICAL CORP.
                             AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF EARNINGS
             (Amounts in thousands except per share amounts)

                                13 Weeks Ended            39 Weeks Ended
                                 (Unaudited)               (Unaudited)
                            ------------------------  ------------------------
                            November 26, November 28,  November 26, November 28,
                                2000         1999         2000         1999
                            -----------  -----------   -----------  -----------
Net sales                    $142,608     $108,183     $392,669     $320,366

Cost of sales                 108,492       89,479      306,465      263,214
                             ---------     --------    ---------    ---------
Gross profit                   34,116       18,704       86,204       57,152

Selling, general and
  administrative expenses      13,034       11,273       37,533       34,398
                             ---------     --------    ---------    ---------
  Profit from
   operations                  21,082        7,431       48,671       22,754
                             ---------     --------    ---------    ---------

Other income (expense):
 Interest and other
  income, net                   2,115        1,686        5,979        4,818
 Interest expense              (1,401)      (1,397)      (4,205)      (4,192)
                             ---------     --------    ---------    ---------

    Total other income            714          289        1,774          626
                             ---------     --------    ---------    ---------
Earnings before income taxes   21,796        7,720       50,445       23,380

Income tax provision            6,969        1,930       15,134        5,845
                             ---------    ---------    ---------    ---------
Net earnings                 $ 14,827     $  5,790      $35,311      $17,535
                             =========    =========    =========    =========

Earnings per share (Note 3):
 Basic                       $    .93      $   .37      $  2.22      $  1.11
 Diluted                     $    .78      $   .34      $  1.91      $  1.03


Weighted average number of
common and common equivalent
shares outstanding:
 Basic                         15,940       15,819       15,894       15,732
 Diluted                       20,217       19,832       19,920       19,644

Dividends per share          $    .06      $   .05      $   .16      $   .16



                              PARK ELECTROCHEMICAL CORP.
                                   AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Amounts in thousands)
                                                            39 Weeks Ended
                                                             (Unaudited)
                                                     --------------------------
                                                     November 26,   November 28,
                                                         2000          1999
                                                     -----------    -----------
Net cash provided by operating activities              $54,583        $16,637
                                                       --------       --------

Cash flows from investing activities:
 Purchases of property, plant and
  equipment, net                                       (34,802)       (19,494)
 Purchases of marketable securities                    (70,642)      (119,435)
 Proceeds from sales of marketable
  securities                                            84,786        119,027
                                                       --------       --------
  Net cash used in investing
   activities                                          (20,658)       (19,902)
                                                       --------       --------


Cash flows from financing activities:
 Dividends paid                                         (2,623)        (2,488)
 Proceeds from exercise of stock options                 1,286          2,351
                                                       --------       --------
  Net cash used in financing activities                 (1,337)          (137)
                                                       --------       --------

Increase (decrease) in cash and cash equivalents
 before effect of exchange rate changes                 32,588         (3,402)

Effect of exchange rate changes on cash
 and cash equivalents                                   (1,944)          (933)
                                                       --------       --------

Increase (decrease) in cash and cash equivalents        30,644         (4,335)

Cash and cash equivalents, beginning of period          53,153         36,682
                                                       --------       --------
Cash and cash equivalents, end of period               $83,797        $32,347
                                                       ========       ========


Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                           $ 5,500        $ 5,500
    Income taxes                                       $ 8,142        $ 7,422



                          PARK ELECTROCHEMICAL CORP.
                               AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of November 26, 2000, the consolidated statements of earnings for the 13 weeks and 39 weeks ended November 26, 2000 and November 28, 1999, and the condensed consolidated statements of cash flows for the 39 week periods then ended have been prepared by the Company without audit. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods reported. However, such financial statements may not be necessarily indicative of annual results.

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

2.   INVENTORIES

     Inventories consisted of the following:
                                                (Amounts in thousands)
                                           November 26,      February 27,
                                               2000              2000
                                           -----------       ------------
          Raw materials                      $14,243           $10,870
          Work-in-process                      7,037             5,249
          Finished goods                      11,868            10,323
          Manufacturing supplies               1,014               926
                                             -------           -------
              Total inventories              $34,162           $27,368
                                             =======           =======

3.    EARNINGS PER SHARE

      The following table sets forth the calculation of basic and diluted earnings per share for the periods specified (amounts in thousands except per share amounts):
                                     13 weeks ended           39 weeks ended
                                     --------------           --------------
                                November 26, November 28,  November 26, November 28,
                                   2000         1999          2000        1999
                                ----------- -----------  ----------- ------------
Net income for basic EPS           $14,827     $ 5,790      $35,311     $17,535
Add interest on 5.5% convertible
 subordinated notes, net of taxes      911         908        2,733       2,725
                                   -------     -------      -------     -------
Net income for diluted EPS         $15,738     $ 6,698      $38,044     $20,260
                                   =======     =======      =======     =======
 Weighted average common shares
  outstanding for basic EPS         15,940      15,819       15,894      15,732
 Net effect of dilutive options        774         458          488         357
 Assumed conversion of 5.5%
  convertible subordinated notes     3,503       3,555        3,538       3,555
                                   -------     -------      -------     -------
 Weighted average shares
  outstanding for diluted EPS       20,217      19,832       19,920      19,644
                                   =======     =======      =======     =======
 EPS-basic                         $   .93     $   .37      $  2.22     $  1.11
 EPS-diluted                       $   .78     $   .34      $  1.91     $  1.03


4.    BUSINESS SEGMENTS

      Electronic Materials.

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

      Engineered Materials.

      The Company also designs and manufactures specialty adhesive tapes, advanced composite materials and microwave circuitry materials for the electronics, aerospace and industrial markets. During the first half of the 2001 fiscal year, the Company closed and liquidated its plumbing hardware business, which had been included in this segment.

      Financial information concerning the Company's business segments follows (amounts in thousands):

                                   13 weeks ended          39 weeks ended
                                   --------------          --------------
                               November 26, November 28, November 26, November 28,
                                  2000         1999        2000        1999
                               ----------- ----------- ----------- -----------
  Net Sales
  Electronic materials           $136,831    $100,045    $373,330    $294,198

  Engineered materials              5,777       8,138      19,339      26,168
                                 ---------   ---------   ---------   ---------
  Net sales                      $142,608    $108,183    $392,669    $320,366
                                 =========   =========   =========   =========

  Profit/(Loss)
  Electronic materials           $ 23,357    $  8,421    $ 55,268    $ 25,867

  Engineered materials                225         316       1,135       1,517

  General corporate expense        (2,500)     (1,306)     (7,732)     (4,630)

  Interest and other income,
    net                             2,115       1,686       5,979       4,818

  Interest expense                 (1,401)     (1,397)     (4,205)     (4,192)
                                 ---------   ---------   ---------   ---------
  Earnings before income taxes   $ 21,796    $  7,720    $ 50,445    $ 23,380
                                 =========   =========   =========   =========

                                           November 26,      February 27,
                                               2000              2000
                                           ------------      ------------
  Assets
  Electronic materials                        $248,582         $206,250

  Engineered materials                           8,547           10,101

  Corporate(1)                                 164,769          148,901
                                             ---------         ---------
  Total assets                                $421,898         $365,252
                                             =========         =========

  (1) Corporate assets consisted primarily of cash, cash equivalents and marketable securities.

  5.  STOCKHOLDERS' EQUITY

    On October 10, 2000, the Board of Directors declared a three-for-two (50%) stock split in the form of a stock dividend distributed on November 8, 2000 to shareholders of record on October 20, 2000. The weighted average number of shares outstanding during each period and the number of outstanding shares on which dividends were declared have been adjusted to give retroactive effect to the October 2000 split.

6.  COMPREHENSIVE INCOME

    Total comprehensive income was $13,255,000 and $30,189,000 for the three and nine months ended November 26, 2000 and $4,819,000 and $15,063,000 for the three and nine months ended November 28, 1999. Comprehensive income consisted primarily of net income and foreign currency translation adjustments.

7.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

            Park is a leading global designer and producer of advanced electronic materials used to fabricate complex multilayer printed circuit boards, semiconductor packages and other electronic interconnect systems. Park's electronic materials business operates under the "Nelco" name. The Company's customers for its advanced printed circuit materials include leading printed circuit board fabricators, contract manufacturers and large electronic equipment manufacturers, all of which serve the computer, telecommunications, transportation, aerospace and instrumentation indus-tries.

            The Company's electronic materials operations accounted for approximately 96% and 95% of net sales worldwide in the three-month and nine-month periods, respectively, ended November 26, 2000 and approximately 92% in the three-month and nine-month periods ended November 28, 1999.

            Park is also engaged in the engineered materials business, which consists of the Company's specialty adhesive tape and film business and its advanced composite materials business, both of which operate as independent business units. In addition, Park operated a plumbing hardware business, which it closed and liquidated in the first half of the current fiscal year. These businesses accounted for approximately 4% and 5%, respectively, of net sales worldwide in the three-month and nine-month periods ended November 26, 2000 and approximately 8% in the three-month and nine-month periods ended November 28, 1999.

Three and Nine Months Ended November 26, 2000 Compared with Three and Nine Months Ended November 28, 1999:

Results of Operations

            Net sales for the three-month and nine-month periods ended November 26, 2000 increased 32% to $142.6 million and 23% to $392.7 million, respectively, from $108.2 million and $320.4 million for last fiscal year's comparable periods. Net sales of the electronic materials segment for the three-month and nine-month periods ended November 26, 2000 were $136.8 million and $373.3 million, respectively, compared with $100.0 million and $294.2 million, respectively, for last fiscal year's comparable periods. Increased sales of electronic materials were principally the result of higher unit volumes of electronic materials shipped and an improved mix of higher priced, higher technology electronic materials.

            Growth of the Company's electronic materials business was constrained during the three-month and nine-month periods ended November 26, 2000 by the Company's available manufacturing capacity. The Company has been expanding the manufacturing capacity of its electronic materials facilities in recent years. During the 2000 fiscal year, the Company completed expansions of its electronic materials operations in Singapore and France, acquired additional manufacturing capacity in California, and commenced significant additional expansions of its electronic materials operations in California and New York, which it expects to complete in the 2002 fiscal year. During the 2001 fiscal year second quarter, the Company commenced a significant expansion of its higher technology product line manufacturing facility in Arizona, which the Company expects to complete during the first half of the Company's 2002 fiscal year.

            The Company's foreign electronic materials operations accounted for $55.9 million and $155.0 million, respectively, of net sales, or 39% of the Company's total sales worldwide, during the three-month and nine-month periods ended November 26, 2000 compared with $41.4 million and $117.0 million, respectively, of net sales, or 38% and 37% of the Company's total sales worldwide, during last fiscal year's comparable periods. Higher net sales by foreign operations during the three-month period ended November 26, 2000 was due principally to greater demand in the Company's principal markets in Europe and Asia.

            Net sales of the engineered materials and plumbing hardware businesses for the three-month and nine-month periods ended November 26, 2000 decreased 29% to $5.8 million and 26% to $19.3 million, respectively, from $8.1 million and $26.2 million for last fiscal year's comparable periods. Lower net sales was primarily attributable to the closing and liquidation of the plumbing hardware business that was completed during the first half of its 2001 fiscal year. Net sales of the two remaining engineered materials businesses increased 9% and 18% for the three month and nine month periods, respectively, over the last fiscal year's comparable periods.

            The overall gross margins as a percentage of net sales for the Company's worldwide operations were 23.9% and 22.0%, respectively, during the three-month and nine-month periods ended November 26, 2000 compared with 17.3% and 17.8%, respectively, for last fiscal year's comparable periods. The improvements in the gross margins were attributable to manufacturing efficiencies attendant the increases in sales volumes over last fiscal year's comparable periods and higher percentages of sales of higher technology, higher margin products.

            Selling, general and administrative expenses, measured as a percentage of net sales, were 9.1% and 9.6%, respectively, during the three-month and nine-month periods ended November 26, 2000 compared with 10.4% and 10.7%, respectively, during last fiscal year's comparable periods. The lower percentages for the current fiscal year periods resulted from the relatively fixed component of many of the Company's operating expenses.

            Profit from operations for the three-month period ended November 26, 2000 increased 184% to $21.1 million from $7.4 million for last fiscal year's comparable period, and profit from operations for the nine-month period ended November 26, 2000 increased 114% to $48.7 million from $22.8 million for last fiscal year's comparable period.

            Interest and other income, net, principally investment income, increased 25% to $2.1 million and 3% to $6.0 million, respectively, for the three-month and nine-month periods ended November 26, 2000 from $1.7 million and $4.8 million, respectively, for last fiscal year's comparable periods. The increases were attributable to increased cash available for investment and higher prevailing interest rates. The Company's investments were primarily short-term taxable instruments.

            Interest expense for the three-month and nine-month periods ended November 26, 2000 was $1.4 million and $4.2 million, respectively, compared with approximately the same amounts during last fiscal year's comparable periods. The Company's interest expense related primarily to its 5.5% Convertible Subordinated Notes due 2006 (the "Notes") issued in February 1996.

            The Company's effective income tax rate for the three-month period ended November 26, 2000 was 32% compared with 25% for last fiscal year's comparable period, and the Company's effective income tax rate for the nine-month period ended November 26, 2000 was 30% compared with 25% for last fiscal year's comparable period. The increases in the effective tax rates were primarily the result of adjusting the Company's year-to-date tax rate to 30% to reflect its more recent forecast of a change in the Company's income mix among the tax jurisdictions in which the Company does business.

            Net earnings for the three-month and nine-month periods ended November 26, 2000 increased 156% to $14.8 million and 101% to $35.3 million, respectively, from $5.8 million and $17.5 million, respectively, for last fiscal year's comparable periods. Basic and diluted earnings per share increased to $0.93 and $0.78, respectively, for the three-month period ended November 26, 2000 from $0.37 and $0.34, respectively, for last fiscal year's comparable period, and basic and diluted earnings per share increased to

$2.22 and $1.91, respectively, for the nine-month period ended November 26, 2000 from $1.11 and $1.03, respectively, for last fiscal year's comparable period. All earnings per share amounts reflect the three-for-two stock split effective November 8, 2000.

Liquidity and Capital Resources:

            At November 26, 2000, the Company's cash and temporary investments were $148.9 million compared with $131.5 million at February 27, 2000, the end of the Company's 2000 fiscal year. The increase in the Company's cash and temporary investments position at November 26, 2000 was attributable to increased cash provided from operating activities, as discussed below. The Company's working capital (which includes cash and temporary investments) was $187.6 million at November 26, 2000 compared with $176.1 million at February 27, 2000. The increase in working capital at November 26, 2000 compared with February 27, 2000 was due principally to higher cash and investments, receivables and inventories, offset in part by higher current liabilities. The Company's current ratio (the ratio of current assets to current liabilities) was 3.2 to 1 at November 26, 2000 compared with 3.9 to 1 at February 27, 2000.

            During the nine-months ended November 26, 2000, net cash provided by operations was $54.6 million compared with $16.6 million in last fiscal year's comparable period. The increase reflects higher net income and a decrease in net operating assets due to an increase in current liabilities in the current fiscal year. Cash increased primarily due to increased net cash provided from operations and proceeds from disposition of marketable securities, which was partially offset by increased capital expenditures. Net purchases of property, plant and equipment were $34.8 million compared to the prior year's $19.5 million. The higher amount in the current year reflects spending on previously announced capacity expansions at the electronic materials operations in New York and California, which the Company expects to complete in the 2002 fiscal year. The Company also announced in the second quarter of its 2001 fiscal year, a significant expansion of its higher technology manufacturing facility in Arizona, which it expects to complete during the first half of the 2002 fiscal year. Capital expenditures for the 2001 fiscal year are estimated to total approximately $50 million.

            At November 26, 2000, the Company's only long-term debt was $98.5 million in outstanding Notes. During the third quarter of its 2001 fiscal year, $1.5 million of the Notes were converted into 53,004 shares of the Company's Common Stock. The Company believes its financial resources will be sufficient, for the foreseeable future, to provide for continued investments in working capital and property, plant and equipment and for general corporate purposes. Such resources would also be available for appropriate acquisitions and other expansions of the Company's business.

Environmental Matters:

            In the nine-month periods ended November 26, 2000 and November 28, 1999, the Company charged less than $0.2 million against pretax income for environmental remedial response and voluntary cleanup costs (including legal fees). While annual expenditures have generally been constant from year to year, and may increase over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At November 26, 2000 and February 27, 2000, the recorded liability in accrued liabilities for environmental matters was $4.4 million. Management does not expect that environmental matters will have a material adverse effect on the liquidity, capital resources, business, consolidated results of operations or consolidated financial position of the Company.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

            The Company is exposed to market risks for changes in foreign currency exchange rates and interest rates. The Company's primary foreign currency exchange exposure relates to the translation of the financial statements of foreign subsidiaries using currencies other than the U.S. dollar as their functional currency. The Company does not believe that a 10% fluctuation in foreign exchange rates would have had a material impact on its consolidated results of operations or financial position. The exposure to market risks for changes in interest rates relates to the Company's short-term investment portfolio. This investment portfolio is managed by outside professional managers in accordance with guidelines issued by the Company. These guidelines are designed to establish a high quality fixed income portfolio with a maximum weighted average maturity of less than one year. The Company does not use derivative financial instruments in its investment portfolio. Based on the average maturity of the investment portfolio at the end of the 2000 fiscal year and at November 26, 2000, a 10% increase in short term interest rates would not have had a material impact on the consolidated results of operations or financial position of the Company.

                        PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

          In May 1998, the Company and its Nelco subsidiary in Arizona filed a complaint against Delco Electronics Corporation and the Delphi Automotive Systems unit of General Motors Corp. in the United States District Court for the District of Arizona. The complaint, as subsequently amended, alleged, among other things, that Delco breached its contract to purchase semi-finished multilayer printed circuit boards from Nelco and that Delphi interfered with Nelco's contract with Delco, that Delco breached the covenant of good faith and fair dealing implied in the contract, that Delco engaged in negligent misrepresentation and that Delco fraudulently induced Nelco to enter into the contract. The Company and Nelco sought substantial compensatory and punitive damages.

          On November 29, 2000, after a five day trial in Phoenix, Arizona, a jury awarded damages to Nelco in the amount of $32,280,000, and on December 12, 2000 the judge in the United States District Court for the District of Arizona entered judgment for Nelco on its claim of breach of the implied covenant of good faith and fair dealing with damages in the amount of $32,280,000. Both parties have filed motions for post-judgment relief and a new trial and, when judgment is final, both parties have rights to appeal the decision to the United States Court of Appeals for the Ninth Circuit in San Francisco.

          In March 1998, the Company had been informed by Delco Electronics that Delco planned to close its printed circuit board fabrication plant and exit the printed circuit board manufacturing business. As a result, the Company's sales to Delco declined significantly during the three-month period ended May 31, 1998, were negligible during the three-month period ended August 30, 1998, have been nil since that time and are expected to be nil in future periods. During the Company's 1999 fiscal year first quarter and during its 1998 fiscal year and for several years prior thereto, more than 10% of the Company's total sales were to Delco Electronics Corporation; and the Company had been Delco's principal supplier of semi-finished multilayer printed circuit board materials for more than ten years. These materials were used by Delco to produce finished multilayer printed circuit boards. See "Factors That May Affect Future Results" after Item 2 in Part I of this Report.

Item 4.   Submission of Matters to a Vote of Security Holders

     At a Special Meeting of Shareholders held on October 10, 2000, an amendment to the Company's Restated Certificate of Incorporation was approved by the shareholders to increase the number of authorized shares of Common Stock of the Company from 30,000,000 shares to 60,000,000 shares. There were 8,321,828 votes for this amendment, 586,196 votes against, and 110,545 abstentions.

Item 6.   Reports on Form 8-K

     Reports on Form 8-K filed during the fiscal quarter ended November 26, 2000:

          Report on Form 8-K dated November 8, 2000, Commission File No. 1-4415, reporting in Item 5 that as a result of the three-for-two (3-for-2) stock split in the form of a stock dividend of one share of Common Stock, par value $.10 per share (the "Common Stock"), of the Company for each issued two shares of Common Stock declared by the Board of Directors of the Company on October 10, 2000 payable November 8, 2000 to shareholders of record at the close of business on October 20, 2000, (1) the Conversion Price of the 5.5% Convertible Subordinated Notes due March 1, 2006 issued by the Company pursuant to the Indenture, dated as of February 1, 1996 (the

"Indenture"), between the Company and The Chase Manhattan Bank, N.A., as Trustee, shall be adjusted, pursuant to Section 15.5(a) of the Indenture, from $42.188 per share to $28.125 per share effective at the close of business on November 8, 2000 and (2) the preferred stock purchase rights distributed by the Company pursuant to the Amended and Restated Rights Agreement, dated as of July 12, 1995 (the "Rights Agreement"), between the Company and Registrar and Transfer Company, as Rights Agent, shall be adjusted, pursuant to Section 11(d) of the Rights Agreement, so that each share of Common Stock following the stock split shall represent two-thirds (2/3) of a Right.

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




                                            Park Electrochemical Corp.
                                            ---------------------------
                                                  (Registrant)




Date:  January 8, 2001                      /s/ Brian E. Shore
                                            ---------------------------
                                                Brian E. Shore
                                                 President and
                                             Chief Executive Officer





Date:  January 8, 2001                      /s/ F. Gordon Bitter
                                            ---------------------------
                                                F. Gordon Bitter
                                             Senior Vice President and
                                              Chief Financial Officer