Form 10-K
period 2001-02-25
PARK ELECTROCHEMICAL CORP
filed 2001-05-24
CIK 76267

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 10549


                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended February 25, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ________ to _______

                         Commission file number 1-4415

                          Park Electrochemical Corp.
            (Exact Name of Registrant as Specified in Its Charter)

    New York                                 11-1734643
    (State or Other Jurisdiction of          (I.R.S. Employer
    Incorporation of Organization)           Identification No.)

    5 Dakota Drive, Lake Success, New York   11042
    (Address of Principal Executive          (Zip Code)
    Offices)

Registrant's telephone number, including area code
(516) 354-4100

Securities registered pursuant to Section 12(b) of the Act:

   Title of Each Class                     Name of Each Exchange
                                           on Which Registered
   Common Stock, par value $.10 per share  New York Stock
                                           Exchange
   Preferred Stock Purchase Rights         New York Stock
                                           Exchange

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

[cover page 1 of 2 pages]
      Indicate  by check mark if disclosure of delinquent filers  pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.       [X}

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

                             Aggregate Market    As of Close of
      Title of Class               Value           Business On
  Common Stock,par  value
  $.10 per share               $453,729,580*      May 18, 2001

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                  Shares         As of Close of
      Title of Class            Outstanding        Business On
  Common Stock,par  value
  $.10 per share                19,390,153        May 18, 2001

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Shareholders to be held July 18, 2001 incorporated by reference into Part III of this Report.


*Included in such amount are 1,463,353 shares of common stock valued at $23.40 per share and held by Jerry Shore, the Registrant's Chairman of the Board and a member of the Registrant's Board of Directors.








(page>
                          TABLE OF CONTENTS

                                                                Page
PART I

Item 1.   Business
Item 2.   Properties
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security
          Holders
          Executive Officers of the Registrant

PART II

Item 5.   Market for the Registrant's Common Equity and
          Related Stockholder Matters
Item 6.   Selected Financial Data
Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations
          Factors That May Affect Future Results
Item 7A.  Quantitative and Qualitative Disclosures About
          Market Risk
Item 8.   Financial Statements and Supplementary Data
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

PART III

Item 10.  Directors and Executive Officers of the
          Registrant
Item 11.  Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13.  Certain Relationships and Related Transactions

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K

SIGNATURES

FINANCIAL STATEMENT SCHEDULES
  Schedule II - Valuation and Qualifying Accounts

EXHIBIT INDEX



                                    PART I

Item 1.   Business.

General

   Park Electrochemical Corp. ("Park"), through its subsidiaries (unless the context otherwise requires, Park and its subsidiaries are hereinafter called the "Company"), is primarily engaged in the design, production and marketing of advanced electronic materials used to fabricate complex multilayer printed circuit boards and other electronic interconnection systems. Park specializes in advanced materials for high layer count circuit boards and high speed digital broadband telecommunications, internet and networking applications. Park's electronic materials business operates under the "Nelco" name through fully integrated business units in Asia, Europe and North America. The Company's major electronic materials manufacturing facilities are located in Singapore, England, France, Germany, New York, Arizona and California.

   The Company is also engaged in the design, production and marketing of specialty adhesive tapes and films through its Dielectric Polymers subsidiary in Holyoke, Massachusetts and advanced composite materials through its FiberCote Industries subsidiary in Waterbury, Connecticut for the electronics, aerospace and industrial markets.

   Park was founded in 1954 by Jerry Shore, the Company's Chairman of the Board and largest shareholder.

   Unless otherwise indicated, all information in this Report has been adjusted to give effect to the Company's three-for-two stock split in the form of a stock dividend, which was distributed November 8, 2000 to shareholders of record at the close of business on October 20, 2000.

   In the fiscal years ended February 28, 1999 and February 27, 2000, the Company's business was divided into two industry segments: (1) electronic mate rials and (2) engineered materials and plumbing hardware. However, during the fourth quarter of the 2000 fiscal year, the Company decided to close and liquidate the plumbing hardware portion of its engineered materials and plumbing hardware business segment. See Notes 14 and 15 of the Notes to Consolidated Financial Statements in Item 8 of this Report for information concerning the closure of the plumbing hardware business. In addition, in the fiscal year ended February 25, 2001, the engineered materials and plumbing hardware businesses comprised less than 10% of the Company's consolidated revenues, earnings and assets, and the Company considered itself to operate in one business segment. See Note 12 of the Notes to Consolidated Financial Statements in Item 8 of this Report for information concerning the Company's business segments.

   The sales and long-lived assets of the Company's operations by geographic area for the last three fiscal years are set forth in Note 12 of the Notes to Consolidated Financial Statements in Item 8 of this Report. The Company's foreign operations are conducted principally by the Company's subsidiaries in England, France, Germany and Singapore. The Company's foreign operations are subject to the impact of foreign currency fluctuations. See Note 1 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

Electronic Materials Operations

   The Company is a leading global designer and producer of advanced electronic materials used to fabricate complex multilayer printed circuit boards and other electronic interconnect systems, such as multilayer back-planes, wireless packages, high speed/low loss multilayers, high density interconnects ("HDIs") and semiconductor packaging systems. The Company's multilayer printed circuit materials include copper-clad laminates and prepregs. The Company has long-term relationships with its major customers, which include leading independent printed circuit board fabricators, electronic manufacturing service companies, electronic contract manufacturers and, to a lesser extent, major electronic equipment manufacturers. Multilayer printed circuit boards and interconnect systems are used in virtually all advanced electronic equipment to direct, sequence and control electronic signals between semiconductor devices (such as microprocessors and memory and logic devices), passive components (such as resistors and capacitors) and connection devices (such as infra-red couplings, fiber optics and surface mount connectors). Examples of end uses of the Company's printed circuit materials include high speed routers and servers, supercomputers, laptops, satellite switching equipment, cellular telephones and transceivers and wireless personal digital assistants ("PDAs"). The Company has developed long-term relationships with major customers as a result of its leading edge products, extensive technical and engineering service support and responsive manufacturing capabilities.

   Park believes it founded the modern day printed circuit industry in 1957 by inventing a composite material consisting of an epoxy resin substrate reinforced with fiberglass cloth which was laminated together with sheets of thin copper foil. This epoxy-glass copper-clad laminate system is still used to construct the large majority of today's advanced printed circuit products. The Company also believes that in 1962 it invented the first multilayer printed circuit materials system used to construct multilayer printed circuit boards. The Company also pioneered vacuum lamination and many other manufacturing technologies used in the industry today. In addition, the Company's subsidiary, Dielektra GmbH in Germany, which the Company acquired in 1997, owns a patented process for continuously producing thin copper-clad laminates for printed circuit board applications. The Company believes it is one of the industry's technological leaders.

   As a result of its leading edge products, extensive technical and engineering service support and responsive manufacturing capabilities, the Company expects to continue to take advantage of several industry trends. These trends include the increasing global demand for electronic products and technology, the increasingly advanced electronic materials required for interconnect performance and manufacturability, the increasing miniaturization and portability of advanced electronic equipment, the consolidation of the printed circuit board fabrication industry and the time-to-market and time-to-volume pressures requiring closer collaboration with materials suppliers.

   The Company believes that it is one of the world's largest manufacturers of multilayer printed circuit materials and the market leader in North American and Southeast Asia. It also believes that it is the only significant independent manufacturer of multilayer printed circuit materials in the world. The Company was the first manufacturer in the printed circuit materials industry to establish manufacturing presences in the three major global markets of North America, Europe and Asia, with facilities established in Europe in 1969 and Asia in 1986.

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

   The printed circuit board fabricator processes copper-clad laminates to form the inner layers of a multilayer printed circuit board. The fabricator photoimages these laminates with a dry film or liquid photoresist. After development of the photoresist, the copper surfaces of the laminate are etched to form the circuit pattern. The fabricator then assembles these etched laminates by inserting one or more plies of dielectric prepreg between each of the inner layer etched laminates and also between an inner layer etched laminate and the outer layer copper plane, and then laminating the entire assembly in a press. Prepreg serves as the insulator between the multiple layers of copper circuitry patterns found in the multilayer circuit board. When the multilayer configuration is laminated, these plies of prepreg form an insulating dielectric substrate supporting and separating the multiple inner and outer planes of copper circuitry. The fabricator drills vertical through-holes or vias in the multilayer assembly and then plates the through-holes or vias to form vertical conductors between the multiple layers of circuitry patterns. These through holes or vias combine with the conductor paths on the horizontal circuitry planes to create a three-dimensional electronic interconnect system. The outer two layers of copper foil are then imaged and etched to form the finished multilayer printed circuit board. The completed multilayer board is a three-dimensional interconnect system with electronic signals traveling in the horizontal planes of multiple layers of copper circuitry patters, as well as the vertical plane through the plated holes or vias.

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

   Advanced interconnect systems require higher technology printed circuit materials to insure the performance of the electronic system and to improve the manufacturability of the interconnect platform. The growth of the market for more advanced printed circuit materials has outpaced the market growth for standard printed circuit materials in recent years. Printed circuit board fabricators and electronic equipment manufacturers require advanced printed circuit materials that have increasingly higher temperature tolerances and more advanced electrical properties in order to support high speed computing in a miniaturized and often portable environment.

   With the very high density circuit demands of miniaturized high performance interconnect systems, the uniformity, purity, consistency, performance predictability, dimensional stability and production tolerances of printed circuit materials have become successively more critical. High density printed circuit boards and interconnect systems often involve higher layer count multilayer circuit boards where the multiple planes of circuitry and dielectric insulating substrates are very thin (dielectric insulating substrate layers may be .002 inch or less) and the circuit line and space geometries in the circuitry plane are very narrow (.002 inch or less). In addition, advanced surface mount interconnect systems are typically designed with very small pad sizes and very narrow plated through holes or vias which electrically connect the multiple layers of circuitry planes. High density interconnect systems must utilize printed circuit materials whose dimensional characteristics and purity are consistently manufactured to very high tolerance levels in order for the printed circuit board fabricator to attain and sustain acceptable product yields.

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

   Products and Services

   The Company produces a broad line of advanced printed circuit materials used to fabricate complex multilayer printed circuit boards and other electronic interconnect systems, including backplanes, wireless packages, high speed/low loss multilayers, high density interconnects ("HDIs") and semiconductor packaging systems. The Company's subsidiary, Dielektra GmbH in Germany, also manufactures semi-finished multilayer printed circuit board panels for a select group of customers. The Company's diverse advanced printed circuit materials product line is designed to address a wide array of end-use applications and performance requirements.

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

   The Company's products include high-speed, low-loss, digital broadband engineered formulations, high-temperature modified epoxies, bismaleimide triazine epoxies ("BT epoxy"), non-MDA polyimides, enhanced polimides, high performance epoxy Thermount materials ("Thermount" is a registered trademark of E.I. duPont de Nemours & Co.), APPE resin technology (a licensed product of Asahi Chemical Industry Co., Ltd.), SI (Signal Integrity) products, cyanate esters and polytetrafluoroethylene ("PTFE") formulations for RF/microwave applications.

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

   Customers and End Markets

   The Company's customers for its advanced electronic materials include the leading independent printed circuit board fabricators, electronic manufacturing service companies, electronic contract manufacturers and, to a lesser extent, major electronic equipment manufacturers in the computer, networking, telecommunications, transportation, aerospace and instrumentation industries located throughout North America, Europe and Asia. The Company seeks to align itself with the larger, more technologically-advanced and better capitalized independent printed circuit board fabricators and major electronic equipment manufacturers which are industry leaders committed to maintaining and improving their industry leadership positions and to building long-term relationships with their suppliers. The Company's selling effort typically involves several stages and relies on the talents of Company personnel at different levels, from management to sales personnel and quality engineers. The Company's strategy emphasizes the use of multiple facilities established in market areas in close proximity to its customers.

   During the Company's 2001 fiscal year, approximately 25.1% of the Company's sales were to Sanmina Corporation, a leading electronics contract manufacturer and manufacturer of printed circuit boards. During the Company's 2000 fiscal year, approximately 13.6% of the Company's sales were to Hadco Corporation, a large manufacturer of printed circuit boards, and a significant amount, but less than 10%, of Park's sales were to Sanmina Corporation. Hadco Corporation merged into Sanmina Corporation in June 2000.

   During the Company's 1998 fiscal year, 15.8% of the Company's sales were to Delco Electronics Corporation, a subsidiary of General Motors Corp. Delco Electronics had purchased significant amounts of product from the Company for more than three years. However, in March 1998 the Company was informed by Delco that Delco planned to close its printed circuit board fabrication plant and exit the printed circuit board manufacturing business. After the plant closure, Delco purchased all of its printed circuit boards from outside suppliers and Delco was no longer a customer of the Company's. Since that time, the Company marketed its semi-finished multilayer circuit board material manufacturing capability to leading printed circuit board fabricators, contract assemblers and electronic original equipment manufacturers in North America. The Company had not previously marketed this capability as its semi-finished multilayer capacity had been largely committed to supplying Delco Electronics. Although the Company's electronic materials business was not dependent on this single customer, the loss of this customer had a material adverse effect on the business in the fiscal years ended February 28, 1999, February 27, 2000 and February 25, 2001. In the first quarter of the fiscal year ending March 3, 2002, the Company announced that it was selling the assets and business of its subsidiary in Arizona that conducted the mass lamination business and announced that it expects to record a charge of approximately $15 million in its 2002 fiscal year first quarter ending May 27, 2001 in connection with the sale and the closure of a related support facility to the mass lamination business also located in Arizona. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7 of this Report for a discussion of the significant pre-tax losses incurred during the 2000 fiscal year by the Company's Arizona based business unit which formerly supplied Delco Electronics Corporation with semi-finished circuit boards; and see Item 3 of this Report for a discussion of legal proceedings initiated by the Company against Delco Electronics Corporation.

   Although the electronic materials business is not dependent on any single customer, the loss of a major customer or of a group of customers could have a material adverse effect on the electronic materials business.

   The Company's electronic materials products are marketed by sales personnel in industrial centers in North America, Europe and Asia. Such personnel include both salaried employees and independent sales representatives who work on a commission basis.

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

   The Company manufacturers copper-clad laminates by first setting up in a clean room an assembly of one or more plies of prepreg stacked together with a sheet of specially manufactured copper foil on the top and bottom of the assembly. This assembly, together with a large quantity of other laminate assemblies, is then inserted into a large, multiple opening vacuum lamination press. The laminate assemblies are then laminated under simultaneous exposure to heat, pressure and vacuum. After the press cycle is complete, the laminates are removed from the press and sheeted, paneled and finished to customer specifications. The product is then inspected and packaged for shipment to the customer. In addition, the Company manufactures very thin copper-clad laminates utilizing Dielektra's unique, patented continuous lamination technology.

   The Company manufactures multilayer printed circuit materials at eight fully integrated facilities located in the United States, Europe and Southeast Asia. The Company opened its California facility in 1965, its England facility in 1969, its first Arizona and France facilities in 1984, its Singapore facility in 1986 and its second Arizona and France facilities in 1992, and in 1997, the Company acquired Dielektra GmbH with a fully integrated facility in Cologne, Germany. The Company services the North America market principally through its United States manufacturing facilities, the European market principally through its manufacturing facilities in England, France and Germany, and the Asian market principally through its Singapore manufacturing facility. In the first quarter of its 2002 fiscal year, the Company announced that it was establishing a business center in China to supply the demand for advanced multilayer printed circuitry materials in China. The Company has located its manufacturing facilities in its important markets. By maintaining full technical and engineering staffs at each of its manufacturing facilities, the Company is able to deliver fully-integrated products and services on a timely basis.

   The Company has been expanding the manufacturing capacity of its electronic materials facilities in recent years. During the 2000 fiscal year, the Company completed expansions of its electronic materials operations in Singapore and France, acquired additional manufacturing capacity in California, and commenced significant additional expansions of its electronic materials operations in California and New York, which it expects to complete in its 2002 fiscal year. During the 2001 fiscal year, the Company commenced a significant expansion of its higher technology product line manufacturing facility in Arizona, which the Company completed during the first quarter of its 2002 fiscal year. In the first quarter of its 2002 fiscal year, the Company announced a significant expansion of its electronic materials manufacturing facility in Singapore and the establishment of a business center in China.

   All of the Company's multilayer printed circuit materials manufacturing facilities are used for manufacturing, engineering and product development. All of the Company's Nelco and Dielektra printed circuit materials manufacturing facilities are ISO 9002 certified.

   Materials and Sources of Supply

   The principal materials used in the manufacture of the Company's electronic products are specially manufactured copper foil, fiberglass cloth and synthetic reinforcements, and specially formulated resins and chemicals. The Company attempts to develop and maintain close working relationships with suppliers of those materials who have dedicated themselves to complying with the Company's stringent specifications and technical requirements. While the Company's philosophy is to work with a limited number of suppliers, the Company has identified alternate sources of supply for each of these materials. However, there are a limited number of qualified suppliers of these materials, substitutes for these materials are not readily available, and, in the recent past, the industry has experienced shortages in the market for certain of these materials. While the Company has not experienced significant problems in the delivery of these materials and considers its relationships with its suppliers to be strong, a disruption of the supply of materials could materially adversely affect the business, financial condition and results of operations of the Company. Significant increases in the cost of materials purchased by the Company could also have a material adverse effect on the Company's business, financial condition and results of operations if the Company were unable to pass such price increases through to its customers.

   Competition

   The multilayer printed circuit materials industry is characterized by intense competition and ongoing consolidation. The Company's competitors are primarily divisions of subsidiaries of very large, diversified multinational manufacturers which are substantially larger and have greater financial resources than the Company and, to a lesser degree, smaller regional producers. Because the Company focuses on the higher technology segment of the electronic materials market, technological innovation, quality and service, as well as price, are significant competitive factors.

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

Specialty Tape and Advanced Composites Operations

   For many years, the Company was also engaged in the specialty adhesive tape and film and advanced composite materials businesses and the plumbing hardware business. However, during the fourth quarter of the 2000 fiscal year, the Company decided to close and liquidate its plumbing hardware business. See
Note 14 of the Notes to Consolidated Financial Statements in Item 8 of this Report for information concerning the closure of the plumbing hardware business.

   Dielectric Polymers, Inc., the Company's specialty adhesive tape and film business, produces tapes and bonding films for a variety of applications including joining industrial components together. FiberCote Industries, Inc., the Company's composites business, designs and produces engineered advanced composite materials for the electronics, aerospace and industrial markets.

   Marketing and Customers

   The Company's specialty adhesive tape and advanced composite materials customers, substantially all of which are located in the United States, include manufacturers in the electronics, aerospace and industrial industries. Such materials are marketed by sales personnel including both salaried employees and independent sales representatives who work on a commission basis.

   While no single specialty adhesive tape or advanced composite materials customer accounted for 10% or more of the Company's total sales during the last fiscal year, the loss of a major customer or of a group of some of the largest customers of the specialty adhesive tape and advanced composite materials business could have a material adverse effect upon the business.

   Manufacturing and Sources of Supply

   The Company's advanced composite materials manufacturing facility is located in Waterbury, Connecticut, and its specialty adhesive tape and film business is located in Holyoke, Massachusetts.

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

   Competition

   The Company has many competitors in the specialty adhesive tape and advanced composite materials businesses, including some major corporations which have substantially greater financial resources than the Company. The Company competes for business on the basis of product performance and development, product qualification and approval, the ability to manufacture and deliver products in accordance with customers' needs and requirements, and price.

Backlog

   The Company records an item as backlog when it receives a purchase order specifying the number of units to be purchased, the purchase price, specifications and other customary terms and conditions. At April 30, 2001, the unfilled portion of all purchase orders received by the Company and believed by it to be firm was approximately $9,696,000, compared to $30,484,000 at April 28, 2000. The decline in backlog at April 30, 2001 compared to April 28, 2000 was due primarily to the downturn in the Company's business during the first two months of its 2002 fiscal year resulting from the severe downturn and correction in the global electronics industry.

   Various factors contribute to the size of the Company's backlog. Accordingly, the foregoing information may not be indicative of the Company's results of operations for any period subsequent to the fiscal year ended February 25, 2001.

Patents and Trademarks

   The Company holds several patents and trademarks or licenses thereto. In the Company's opinion, some of these patents and trademarks are important to its products. Generally, however, the Company does not believe that an inability to obtain new, or to defend existing, patents and trademarks would have a material adverse effect on the Company.

Employees

   At February 25, 2001, the Company had approximately 3,010 employees. Of these employees, 2,850 were engaged in the Company's electronic materials operations, 105 in its specialty adhesive tape and advanced composite materials operations and 55 consisted of executive personnel and general administrative staff. However, as a result of a severe correction and downturn in the global electronics industry and, consequently, in the Company's electronic materials business, the Company reduced its total number of employees during the first two months of its 2002 fiscal year to approximately 2,330 total employees at April 30, 2001. None of the Company's employees are subject to a collective bargaining agreement. Management considers its employee relations to be good.

Environmental Matters

   The Company is subject to stringent environmental regulation of its use, storage, treatment and disposal of hazardous materials and the release of emissions into the environment. The Company believes that it currently is in substantial compliance with the applicable federal, state and local environmental laws and regulations to which it is subject and that continuing compliance therewith will not have a material effect on its capital expenditures, earnings or competitive position. The Company does not currently anticipate making material capital expenditures for environmental control facilities for its existing manufacturing operations during the remainder of its current fiscal year or its succeeding fiscal year. However, developments, such as the enactment or adoption of even more stringent environmental laws and regulations, could conceivably result in substantial additional costs to the Company.

   The Company and certain of its subsidiaries have been named by the Environmental protection Agency (the "EPA") or a comparable state agency under the Comprehensive Environmental Response, Compensation and Liability Act (the "Superfund Act") or similar state law as potentially responsible parties in connection with alleged releases of hazardous substances at nine sites. In addition, a subsidiary of the Company has received cost recovery claims under the Superfund Act from other private parties involving two other sites and has received requests from the EPA under the Superfund Act for information with respect to its involvement at three other sites. Under the Superfund Act and similar state laws, all parties who may have contributed any waste to a hazardous waste disposal site or contaminated area identified by the EPA or comparable state agency may be jointly and severally liable for the cost of cleanup. Generally, these sites are locations at which numerous persons disposed of hazardous waste. In the case of the Company's subsidiaries, generally the waste was removed from their manufacturing facilities and disposed at the waste sites by various companies which contracted with the subsidiaries to provide waste disposal services. Neither the Company nor any of its subsidiaries have been accused of or charged with any wrongdoing or illegal acts in connection with any such sites. The Company believes it maintains an effective and comprehensive environmental compliance program. Management believes the ultimate disposition of known environmental matters will not have a material adverse effect upon the Company.

   See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters" included in Item 7 of this Report and Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of this Report.

Item 2.   Properties.

   The following chart indicates the significant properties owned and leased by the Company, the business which uses the properties, and the location and size of each such property. All of such properties, except for the Lake Success, New York property, are used principally as manufacturing, warehouse and assembly facilities.


       Location       Owned or           Use             Size
                       Leased                           (Square
                                                       Footage)
   Lake Success, NY    Leased   Executive Offices          7,000
   Walden, NY          Owned    Electronic Materials      51,000
   Newburgh, NY        Leased   Electronic Materials     171,000
   Fullerton, CA       Leased   Electronic Materials      95,000
   Anaheim, CA         Leased   Electronic Materials      26,000
   Anaheim, CA         Leased   Electronic Materials      41,000
   Tempe, AZ           Leased   Electronic Materials      29,000
   Tempe, AZ           Leased   Electronic Materials      81,000
   Tempe, AZ           Leased   Electronic Materials       6,000
   Mirebeau, France    Owned    Electronic Materials      81,000
   Lannemezan,         Owned    Electronic Materials      29,000
   France
   Cologne, Germany    Owned    Electronic Materials     193,000
   Sindelfingen,       Leased
   Germany

   Skelmersdale,       Owned    Electronic Materials      54,000
   England
   Singapore           Leased   Electronic Materials      48,000
   Singapore           Leased   Electronic Materials      10,000
   Holyoke, MA         Leased   Specialty                 46,000
                                AdhesiveTapes and
                                Films
   Waterbury, CT       Leased   Advanced Composites      100,000

  The Company believes its facilities and equipment to be in good condition and reasonably suited and adequate for its current needs.

Item 3.   Legal Proceedings.

   In May 1998, the Company and its Nelco Technology, Inc. ("NTI") subsidiary in Arizona filed a complaint against Delco Electronics Corporation and the Delphi Automotive Systems unit of General Motors Corp. in the United States District Court for the District of Arizona. The complaint alleged among other things, that Delco breached its contract to purchase semi-finished multilayer printed circuit boards from NTI and that Delphi interfered with NTI's contract with Delco, that Delco breached the covenant of good faith and fair dealing implied in the contract, that Delco engaged in negligent misrepresentation and that Delco fraudulently induced NTI to enter into the contract. The Company and NTI sought substantial compensatory and punitive damages.

   On November 29, 2000, after a five day trial in Phoenix, Arizona, a jury awarded damages to NTI in the amount of $32,280,000, and on December 12, 2000 the judge in the United States District Court entered judgment for NTI on its claim of breach of the implied covenant of good faith and fair dealing with damages in the amount of $32,280,000. Both parties filed motions for post-judgment relief and a new trial, all of which the judge denied, and both parties have filed notices to appeal the decision to the United States Court of Appeals for the Ninth Circuit in San Francisco.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

     None

Executive Officers of the Registrant.

         Name                      Title                    Age
 Brian E. Shore       Chief Executive Officer,
                      President and a Director               49
 Robert A. Forcier    Senior Vice President, OEM
                      Marketing and Technology               51
 George L. Frantz     Senior Vice President and Chief
                      Information Officer                    53
 Stephen E. Gilhuley  Senior Vice President,
                      Secretary and General Counsel          56
 Emily J. Groehl      Senior Vice President, Sales
                      and Marketing                          54
 Thomas T. Spooner    Senior Vice President,
                      Corporate and Technology               64
                      Development
 Murray O. Stamer     Senior Vice President, Finance         43
 Gary M. Watson       Senior Vice President,
                      Engineering and Technology             53

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

   Mr. Forcier has been employed by one of Park's "Nelco" business units for more than the past five years. He was president of Nelco Technology, Inc. from December 1987 to August 1992 and was Vice President, New Product Marketing of Nelco International Corporation from 1993 until June 1999, when Nelco International Corporation merged into Park Electrochemical Corp. He was elected Senior Vice President of Park in May 1999. He also has been President of Neltec, Inc. since July 1999.

   Mr. Frantz was elected Senior Vice President of the Company in December 1999. Prior thereto, he was employed by the Atlantic Richfield Company since 1974 as an information technology executive in a number of capacities and positions at both the parent company and division levels.

   Mr. Gilhuley has been General Counsel of the Company since April 1994 and Secretary since July 1996. He was elected a Senior Vice President in March 2001.

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

   Mr. Spooner has been employed by one of Park's "Nelco" business units for more than the past five years. He was Vice President, Technology of Nelco International Corporation from 1993 until June 1999, when Nelco International Corporation merged into Park Electrochemical Corp. He was elected Senior Vice President, Technology of Park in May 1999. His title was changed to Senior Vice President, Corporate and Technology Development in May 2001.

   Mr. Stamer has been employed by the Company since 1989 and served as the Company's Corporate Controller from 1993 to May 1999, when he was elected Treasurer. He was elected Senior Vice President, Finance in March 2001.

   Mr. Watson was elected Senior Vice President, Engineering in June 2000.
His title was changed to Senior Vice President, Engineering and Technology in May 2001. Prior to June 2000, Mr. Watson was Senior Director, Manufacturing Process Technology of Fort James Corporation since March 1999; Vice President, Research and Development of Boise Cascade Corporation from 1992 to March 1999; and Business Division Technology Manager of Weyerhauser Company from 1986 to 1992.

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

















                                    PART II

Item 5.   Market for the Registrant's Common
          Equity and Related Stockholder Matters.

   The Company's Common Stock is listed and trades on the New York Stock Exchange (trading symbol PKE). (The Common Stock also trades on the Midwest Stock Exchange.) The following table sets forth, for each of the quarterly periods indicated, the high and low sales prices for the Common Stock as reported on the New York Stock Exchange Composite Tape and dividends declared on the Common Stock, all as adjusted for the three-for-two stock split in the form of a stock dividend distributed November 8, 2000 to stockholders of record at the close of business on October 20, 2000.

  For the Fiscal Year            Stock Price      Dividends
  Ended February 25, 2001      High       Low     Declared
  First Quarter             $18.01    $14.41        $.053
  Second Quarter             27.41     15.41        $.053
  Third Quarter              50.06     26.21        $.060
  Fourth Quarter             42.93     20.41        $.060

  For the Fiscal Year            Stock Price      Dividends
  Ended February 27, 2000      High       Low     Declared
  First Quarter             $18.50    $15.42        $.053
  Second Quarter             21.08     15.42        $.053
  Third Quarter              25.71     18.50        $.053
  Fourth Quarter             23.96     12.08        $.053

   As of May 22, 2001, there were approximately 2,070 holders of record of Common Stock.

   The Company expects, for the immediate future, to continue to pay regular cash dividends.

Item 6.   Selected Financial Data.

  The following selected consolidated financial data of Park and its subsidiaries is qualified by reference to, and should be read in conjunction with, the consolidated financial statements, related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein. Insofar as such consolidated financial information relates to the five fiscal years ended February 25, 2001 and is as of the end of such periods, it is derived from the consolidated financial statements for such periods and as of such dates audited by Ernst & Young LLP, independent auditors. The Consolidated financial statements as of February 25, 2001 and February 27, 2000 and for the three years ended February 25, 2001, together with the independent auditors' report for the three years ended February 25, 2001, appear in Item 8 of this Report.

                                          Fiscal Year Ended
                               (In thousands, except per share amounts)
                         Feb. 25,   Feb. 27,   Feb. 28,    Mar. 1,   Mar. 2,
                           2001       2000       1999       1998       1997
STATEMENT OF EARNINGS
INFORMATION:

Net sales                $522,197   $425,261    $387,634   $376,158   $334,490

Cost of sales             404,527    351,841     328,884    301,968    275,372

Gross profit              117,670     73,420      58,750     74,190     59,118

Selling, general and
administrative expenses    49,897     45,508      41,279     39,418     34,366
Closure of plumbing
hardware business(1)            -      4,464           -          -          -

Profit from operations     67,773     23,448      17,471     34,772     24,752

Other income:
 Interest and other         8,419      6,654       7,642      8,382      7,653
income, net
 Interest expense           5,593      5,720       5,400      5,468      5,508

  Total other income        2,826        934       2,242      2,914      2,145

Earnings before income     70,599     24,382      19,713     37,686     26,897
taxes

Income tax provision       21,180      6,085       4,337     12,436      8,338

Net earnings             $ 49,419   $ 18,297    $ 15,376   $ 25,250   $ 18,559

Earnings per share:

 Basic                   $   3.10   $   1.16    $    .93   $   1.48   $   1.09

 Diluted                 $   2.65   $   1.12    $    .92   $   1.38   $   1.05

Weighted average number
of common Shares
outstanding:

 Basic                     15,932     15,761      16,470     17,030     17,023

 Diluted                   20,002     19,643      16,707     20,922     20,898

Cash dividends per       $    .23   $    .21    $    .21   $    .21   $    .21
common share

BALANCE SHEET
INFORMATION:

Working capital          $188,511   $176,113    $166,840   $176,553   $165,004

Total assets              430,581    365,252     351,698    359,329    307,862

Long-term debt             97,672    100,000     100,000    100,000    100,000

Stockholders' equity      228,906    179,118     164,646    166,404    143,355

See Note 14 of the Notes to Consolidated Financial Statements in Item 8 of this Report.



Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

   Park is a leading global designer and producer of advanced electronic materials used to fabricate complex multilayer printed circuit boards and electronic interconnection systems. The Company's customers for its advanced printed circuit materials include leading independent circuit board fabricators, electronic manufacturing service companies and large electronic equipment manufacturers in the computer, telecommunications, transportation, aerospace and instrumentation industries. The Company's electronic materials operations accounted for approximately 95% of the Company's total net sales worldwide in the 2001 fiscal year and approximately 92% and 90% of net sales worldwide in the 2000 and 1999 fiscal years, respectively. The Company's foreign operations accounted for approximately 40% of the Company's total net sales worldwide in the 2001 fiscal year and approximately 37% and 39% of net sales worldwide in the 2000 and 1999 fiscal years, respectively.

   Park is also engaged in the specialty adhesive tape business and advanced composite business, both of which operate as independent business units. In addition, Park operated a plumbing hardware business, which it decided to close and liquidate in the 2000 fiscal year fourth quarter. The Company's specialty adhesive tape, advanced composite and plumbing hardware businesses accounted for approximately 5% of the Company's total net sales worldwide in the 2001 fiscal year and approximately 8% and 10% of net sales worldwide in the 2000 and 1999 fiscal years, respectively.

   The Company's sales growth during the last three fiscal years is attributable to strong growth in sales by its electronic materials operations in North America, excluding the loss of sales to Delco Electronics, discussed below, and its electronic materials operations in Europe and Asia. The Company's ongoing efforts to expand its higher technology, higher margin product lines have been significant factors in the growth of the Company's sales of electronic materials, and the Company introduced several new electronic materials products during the past three fiscal years.

   While the Company's sales increased during each of the last three fiscal years, the earnings growth that the Company achieved during its 1998 fiscal year did not continue in the 1999 fiscal year, primarily as a result of an earnings decline in the Company's North American electronic materials operations, which was caused by the loss of sales to Delco Electronics. Nevertheless, the Company's earnings growth resumed in the 2000 fiscal year, despite the significant losses incurred by the Company's mass lamination busi ness in Arizona which formerly supplied Delco Electronics and despite the significant charges related to the closure and the write-down of the assets of the plumbing hardware business and the 2000 fiscal year operating loss of that business. In the 2001 fiscal year, the Company's earnings reached record levels as a result of the surge in demand for the Company's electronic materials products throughout the global electronics markets served by the Company and the Company's continuing emphasis on its higher technology product lines.

   Growth of the Company's electronic materials business was constrained in various geographic regions during the last three fiscal years by the Company's available manufacturing capacity, although the Company has been expanding the manufacturing capacity of its electronic materials facilities in recent years. Nevertheless, all the Company's electronic materials facilities were operating at full capacity during the 2001 fiscal year. During the 2000 fiscal year, the Company completed expansions of its electronic materials operations in Singapore and France, acquired additional manufacturing capacity in California, and commenced significant additional expansions of its electronic materials operations in California and New York, which it expects to complete in its 2002 fiscal year. During the 2001 fiscal year, the Company commenced a significant expansion of its higher technology product line manufacturing facility in Arizona, which was recently completed.

   During the Company's 1998 fiscal year and for several years prior thereto, more than 10% of the Company's total sales were to Delco Electronics Corporation, a subsidiary of General Motors Corp. However, in March 1998, the Company was informed by Delco that Delco planned to close its printed circuit board fabrication plant and completely exit the printed circuit board manufacturing business. As a result, the Company's sales to Delco declined during the three-month period ended May 31, 1998, were negligible during the three-month period ended August 30, 1998, were nil during the remainder of the 1999 fiscal year and during the 2000 and 2001 fiscal years and are expected to be nil in future years.

   In May 1998, the Company and its Nelco Technology, Inc. ("NTI") subsidiary in Arizona filed a complaint against Delco Electronics Corporation and the Delphi Automotive Systems unit of General Motors Corp. in the United States District Court for the District of Arizona. The complaint alleged, among other things, that Delco breached its contract to purchase semi-finished multilayer printed circuit boards from NTI and that Delphi interfered with NTI's contract with Delco, that Delco breached the covenant of good faith and fair dealing implied in the contract, that Delco engaged in negligent misrepresentation and that Delco fraudulently induced NTI to enter into the contract. The Company and NTI sought substantial compensatory and punitive damages. In November 2000, a jury awarded damages to NTI in the amount of $32,280,000, and in December 2000 the judge in the United States District Court for the District of Arizona entered judgment for NTI on its claim of breach of the implied covenant of good faith and fair dealing with damages in the amount of $32,280,000. Both parties filed motions for post-judgment relief and a new trial, all of which the judge denied, and both parties have filed notices to appeal the decision to the United States Court of Appeals for the Ninth Circuit in San Francisco.

   Although the Company's electronic materials business was not dependent on this single customer, the loss of this customer had a material adverse effect on this business in the last three fiscal years and may have a material adverse effect on this business in the fiscal year ending March 3, 2002 and in subsequent fiscal years.

   On April 26, 2001, the Company announced that it was selling the assets and business of NTI and announced that it expects to record a charge of approximately $15 million in its 2002 fiscal year first quarter ending May 27, 2001 in connection with the sale of NTI and the closure of a related support facility also located in Arizona.

   The Company also announced in late April 2001 that as a result of a severe correction and downturn in the global electronics industry, the Company's electronic materials sales volumes during the first two months of the 2002 fiscal year are running at approximately one half of the sales levels during the 2001 fiscal year and that the Company expects to report a loss in its 2002 fiscal year first quarter.

Fiscal Year 2001 Compared with Fiscal Year 2000:

   The Company's electronic materials business was largely responsible for the dramatic improvement in the Company's results of operations for the fiscal year ended February 25, 2001. The North American, Asian and European markets for sophisticated printed circuit materials were extremely strong during the 2001 fiscal year, and the Company's electronic materials operations located in all three geographic areas performed well as a result.

   The Company's results of operations and margins improved in the 2001 fiscal year principally as a result of the optimal utilization of the electronic materials business' manufacturing resources and the business' increase in its market share with certain key customers and increase in its sales of higher technology, higher margin products.

   Results of Operations

   Sales for the fiscal year ended February 25, 2001 increased 23% to $522.2 million from $425.3 million for the fiscal year ended February 27, 2000. Sales of the electronic materials business for the 2001 fiscal year were $496.1 million, or 95% of total sales worldwide, compared with $392.3 million, or 92% of total sales worldwide, for the 2000 fiscal year. This 26% increase in sales of electronic materials was principally the result of higher volume of electronic materials shipped and an increase in sales of higher technology products. Sales of the specialty adhesive tape and advanced composite businesses increased during the 2001 fiscal year as the result of higher volume of materials shipped. Sales by the specialty adhesive tape and advanced composite businesses increased 24% to $24.2 million in the 2001 fiscal year from $19.5 million in the 2000 fiscal year. Sales of the plumbing hardware business, which the Company closed and liquidated in the first half of the 2001 fiscal year, declined from $13.5 million in the 2000 fiscal year to $1.9 million in the 2001 fiscal year.

   The Company's foreign operations accounted for $209.3 million of sales, or 40% of the Company's total sales worldwide, during the 2001 fiscal year compared with $159.1 million of sales, or 37% of total sales worldwide, during the 2000 fiscal year. Sales by the Company's foreign operations during the 2001 fiscal year increased 32% from the 2000 fiscal year. The increase in sales by the Company's foreign operations in the 2001 fiscal year was due to increases in sales by both the Asian and European operations of the Company.

   The gross margin for the Company's continuing worldwide operations was 22.5% during the 2001 fiscal year compared with 17.3% for the 2000 fiscal year. The increase in the gross margin was attributable to efficiencies achieved by operating facilities at levels close to their designed capacity in the 2001 fiscal year, the continuing growth in sales of higher technology, higher margin products as a percentage of total sales and increases in market share with certain key electronic materials customers.

   Selling, general and administrative expenses, measured as a percentage of sales, were 9.5% during the 2001 fiscal year compared with 10.7% during the 2000 fiscal year. This decrease was a result of the partially fixed nature of these expenses and the Company's increased sales in the 2001 fiscal year.

   For the reasons set forth above, profit from operations for the 2001 fiscal year increased 190% to $67.8 million from $23.4 million for the 2000 fiscal year.

   Interest and other income, principally investment income, increased 25% to $8.4 million for the 2001 fiscal year from $6.7 million for the 2000 fiscal year. The increase in investment income was attributable to increased cash available for investment and higher prevailing interest rates during the 2001 fiscal year. The Company's investments were primarily short-term taxable instruments and government securities. Interest expense for the 2001 fiscal year was $5.6 million compared with $5.7 million during the 2000 fiscal year. The Company's interest expense was related primarily to its $100 million principal amount of 5.5% Convertible Subordinated Notes due 2006 issued in February 1996. See "Liquidity and Capital Resources" elsewhere in this Item 7.

   The Company's effective income tax rate for the 2001 fiscal year was 30.0% compared with 25.0% for the 2000 fiscal year. This increase in the effective tax rate was primarily the result of a change in the Company's income mix among the tax jurisdictions in which the Company does business.

   Net earnings for the 2001 fiscal year increased 170% to $49.4 million from $18.3 million for the 2000 fiscal year. Basic and diluted earnings per share increased to $3.10 and $2.65, respectively, for the 2001 fiscal year from $1.16 and $1.12, respectively, for the 2000 fiscal year. This increase in net earnings and earnings per share was primarily attributable to the increase in the profit from operations offset, in part, by the higher effective tax rate.

Fiscal Year 2000 Compared with Fiscal Year 1999:

   The Company's electronic materials business was largely responsible for the improvement in the Company's results of operations for the fiscal year ended February 27, 2000. The North American, European and Asian markets for sophisticated printed circuit materials strengthened during the 2000 fiscal year, and the Company's electronic materials operations located in each region performed well as a result. However, the absence of business with Delco Electronics during the 2000 fiscal year adversely affected the Company's sales volume in North America and negatively affected the Company's margins.

   The Company's results of operations and margins improved in the 2000 fiscal year principally as a result of the electronic material business' enhanced capacity utilization and the business' increase in its market share with certain key customers and increase in its sales of higher technology, higher margin products. However, the Company's electronic materials business also experienced inefficiencies resulting from the operation of certain of its facilities at levels in excess of their designed manufacturing capacity, difficulty associated with the integration of a small acquisition which was consummated in the 2000 fiscal year second quarter, price pressure exerted by customers, and, most important, significant pre-tax losses at its Arizona based business unit which formerly supplied Delco Electronics Corporation with semi-finished circuit boards, or mass lamination product, all of which negatively affected the Company's margins during the year.

   Operating results of the Company's specialty adhesive tape, advanced composite materials and plumbing hardware businesses declined severely during the 2000 fiscal year. This decline was attributable to a $4.5 million pre-tax charge for the closure of the plumbing hardware business and the related write-down of the assets of that business and to the $0.6 million operating loss of the plumbing hardware business during the year.

   Results of Operations

   Sales for the fiscal year ended February 27, 2000 increased 10% to $425.3 million from $387.6 million for the fiscal year ended February 28, 1999. Sales of the electronic materials business for the 2000 fiscal year were $392.3 million, or 92% of total sales worldwide, compared with $350.3 million, or 90% of total sales worldwide, for the 1999 fiscal year. This 12% increase in sales of electronic materials was principally the result of higher volume of electronic materials shipped and an increase in sales of higher technology products. Sales of the specialty adhesive tape, advanced composite materials and plumbing hardware businesses declined during the 2000 fiscal year due to reduced volume of plumbing hardware products shipped, which more than offset the sales increases by the specialty adhesive tape and advanced composite businesses. This resulted in an overall decline of 12% in the specialty adhesive tape, advanced composite materials and plumbing hardware businesses' sales to $33.0 million in the 2000 fiscal year from $37.3 million in the 1999 fiscal year.

   For the fiscal year ended February 27, 2000, sales of the Company's continuing operations, excluding the plumbing hardware business which the Company decided to close during the fourth quarter of the 2000 fiscal year, increased 11% to $411.9 million from $369.4 million for the fiscal year ended February 28, 1999.

   The Company's foreign operations accounted for $159.1 million of sales, or 37% of the Company's total sales worldwide, during the 2000 fiscal year, compared with $151.9 million of sales, or 39% of total sales worldwide, during the 1999 fiscal year. Sales by the Company's foreign operations during the 2000 fiscal year increased 5% from the 1999 fiscal year. The increase in sales by the Company's foreign operations in the 2000 fiscal year was principally due to an increase in sales by the Company's European electronic materials operations.

   The gross margin for the Company's worldwide operations was 16.2% during the 2000 fiscal year compared with 15.2% for the 1999 fiscal year. The gross margin for the Company's continuing worldwide operations, excluding the plumbing hardware business, was 17.3% during the 2000 fiscal year compared with 15.1% for the 1999 fiscal year. The improvement in the gross margin was attributable to the increases in sales volumes over the 1999 fiscal year, the continuing growth in sales of higher technology, higher margin products and increases in market share with certain key electronic materials customers. However, the favorable impact of these factors was partially offset by the absence of sales volumes with Delco Electronics, inefficiencies caused by operating certain facilities at levels in excess of their designed manufacturing capacity, difficulty associated with the integration of a small acquisition which was consummated in the 2000 fiscal year second quarter, price pressure exerted by customers and the significant losses incurred by the Company's mass lamination business in Arizona which formerly supplied Delco Electronics.

   Selling, general and administrative expenses, measured as a percentage of sales, were 10.7% during the 2000 fiscal year and the 1999 fiscal year and, excluding the plumbing hardware business closure and asset write-down charge and operating loss, were 10.4% during the 2000 fiscal year and 10.5% during the 1999 fiscal year. The decline resulted from proportionately greater sales compared to the 1999 fiscal year.

   For the reasons set forth above, profit from operations for the 2000 fiscal year increased 34% to $23.4 million from $17.5 million for the 1999 fiscal year, while profit from the Company's continuing operations, excluding the plumbing hardware business, for the 2000 fiscal year increased 68% to $28.5 million from $17.0 million for the 1999 fiscal year.

   Interest and other income, principally investment income, declined 13% to $6.7 million for the 2000 fiscal year from $7.6 million for the 1999 fiscal year. The decrease in investment income was attributable to the reduction in cash available for investment and a decline in the prevailing interest rates during the 2000 fiscal year. The Company's investments were primarily short-term taxable instruments and government securities. Interest expense for the 2000 fiscal year was $5.7 million compared with $5.4 million during the 1999 fiscal year. The increase in interest expense was attributable to the reduction in interest capitalized to fixed assets. The Company's interest expense was related primarily to its $100 million principal amount of 5.5% Convertible Subordinated Notes due 2006 issued in February 1996. See "Liquidity and Capital Resources" elsewhere in this Item 7.

   The Company's effective income tax rate for the 2000 fiscal year was 25.0% compared with 22.0% for the 1999 fiscal year. This increase in the effective tax rate was primarily the result of a change in the Company's income mix among the tax jurisdictions in which the Company does business.

   Net earnings for the 2000 fiscal year increased 19% to $18.3 million from $15.4 million for the 1999 fiscal year. Basic and diluted earnings per share increased to $1.16 and $1.12, respectively, for the 2000 fiscal year from $0.93 and $0.92, respectively, for the 1999 fiscal year. This increase in net earnings and earnings per share was primarily attributable to the increase in the profit from operations, which was constricted by the higher effective tax rate, the charge for the closure and the related write-down of the assets of the plumbing hardware business, the operating loss of the plumbing hardware business and the loss incurred in the 2000 fiscal year by the business unit in Arizona which formerly supplied Delco Electronics Corporation with semi-finished multilayer circuit boards.

   Without the plumbing hardware business closure and asset write-down charge and operating loss, net earnings for the 2000 fiscal year would have increased 40% to $21.6 million from $15.4 million for the 1999 fiscal year, and basic and diluted earnings per share would have increased by $0.21 and $0.17, respectively, for the 2000 fiscal year.

Liquidity and Capital Resources:

   At February 25, 2001, the Company's cash and temporary investments were $155.7 million compared with $131.5 million at February 27, 2000, the end of the Company's 2000 fiscal year. The increase in the Company's cash and investment position at February 25, 2001 was attributable to increased cash provided from operating activities, as discussed below. The Company's working capital was $188.5 million at February 25, 2001 compared with $176.1 million at February 27, 2000. The increase at February 25, 2001 compared with February 27, 2000 was due principally to higher cash and temporary investments and inventories, offset in part by higher current liabilities. The increase in inventories and current liabilities at February 25, 2001 compared with February 27, 2000 was a result principally of increased operating activity in support of higher sales volumes. The Company's current ratio (the ratio of current assets to current liabilities) was 3.4 to 1 at February 25, 2001 compared with 3.9 to 1 at February 27, 2000.

   During the 2001 fiscal year, the Company generated funds from operations of $77.4 million and expended $51.8 million for the net purchase of property, plant and equipment. Cash provided by net earnings, before depreciation and amortization, of $66.1 million combined with a net decrease in non-cash working capital items resulted in $77.4 million of cash provided from operating activities. A major portion of the 2001 fiscal year's capital expenditures related to the expansions of the Company's electronic materials facilities in Arizona, California and New York. These expansions will increase the Company's capacity and capability for the production of sophisticated printed circuit materials. Net expenditures for property, plant and equipment were $51.8 million, $27.7 million and $24.4 million in the 2001, 2000 and 1999 fiscal years, respectively. The Company expects the capital expenditures in the 2002 fiscal year to be less than the expenditures in the 2001 fiscal year but greater than the expenditures in the 2000 fiscal year.

   At February 25, 2001, the Company's only long-term debt was the 5.5% Convertible Subordinated Notes due 2006 (the "Notes") issued at the end of the 1996 fiscal year. During the Company's 2001 fiscal year, $2,328,000 principal amount of Notes was converted into 82,750 shares of the Company's Common Stock, and immediately after the end of the 2001 fiscal year, $95,934,000 principal amount of Notes was converted into 3,410,908 shares of the Company's Common Stock, all at a conversion price of $28.125 per share. On March 2, 2001, the Company redeemed $1,738,000 principal amount of Notes for a redemption price of $1,000.15 (including accrued interest) for each $1,000 principal amount Note pursuant to a previous announcement that on March 2, 2001 it would redeem all of the outstanding Notes that were not converted on or before March 1, 2001. See Notes 6 and 16 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

   The Company believes its financial resources will be sufficient, for the foreseeable future, to provide for continued investment in working capital and property, plant and equipment and for general corporate purposes. Such resources would also be available for appropriate acquisitions and other expansions of the Company's business.

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

   In the 2001, 2000 and 1999 fiscal years, the Company charged approximately $0.3 million, $0.2 million and $0.2 million, respectively, against pretax income for remedial response and voluntary cleanup costs (including legal fees). While annual expenditures have generally been constant from year to year, and may increase over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At February 25, 2001 and February 27, 2000, the recorded liability in accrued liabilities for environmental matters was $4.4 million.

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

     .    The Company's customer base is concentrated, in part, because the Company's business strategy has been to develop long-term relationships with a select group of customers. During the Company's fiscal year ended February 25, 2001, the Company's ten largest customers accounted for approximately 66.5% of net sales. The Company expects that sales to a relatively small number of customers will continue to account for a significant portion of its net sales for the foreseeable future. A loss of one or more of such key customers could affect the Company's profitability. See "Business-Electronic Materials Operations-Customers and End Markets" in Item 1 of this Report, "Legal Proceedings" in Item 3 of this Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report for discussions of the loss of a key customer early in the 1999 fiscal year.

     .    The Company's business is dependent on certain aspects of the electronics industry, which is a cyclical industry and which has experienced recurring downturns. The downturns, such as occurred in the first quarter of the Company's fiscal year ended March 2, 1997 and in the first quarter of the Company's fiscal year ending March 3, 2002, can be unexpected and have often reduced demand for, and prices of, electronic materials.

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

     .    The Company's production processes require the use of
     substantial amounts of gas and electricity, the cost and available supply of which are beyond the control of the Company. Changes in the cost or availability of gas or electricity could materially increase the Company's cost of operations.

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

     .    There are a limited number of qualified suppliers of the prin cipal materials used by the Company in its manufacture of electronic materials products. Substitutes for these products are not readily available, and in the recent past there have been shortages in the market for certain of these materials.

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

     .    The Company's future success depends in part upon its intel lectual property which the Company seeks to protect through a combination of contract provisions, trade secret protections, copyrights and patents.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company is exposed to market risks for changes in foreign currency exchange rates and interest rates. The Company's primary foreign currency exchange exposure relates to the translation of the financial statements of foreign subsidiaries using currencies other than the U.S. dollar as their functional currency. The Company does not believe that a 10% fluctuation in foreign exchange rates would have had a material impact on its consolidated results of operations or financial position. The exposure to market risks for changes in interest rates relates to the Company's short-term investment portfolio. This investment portfolio is managed by outside professional man agers in accordance with guidelines issued by the Company. These guidelines are designed to establish a high quality fixed income portfolio of government and highly rated corporate debt securities with a maximum weighted maturity of less than one year. The Company does not use derivative financial instruments in its investment portfolio. Based on the average maturity of the investment portfolio at the end of the 2001 fiscal year a 10% increase in short term interest rates would not have had a material impact on the consolidated results of operations or financial position of the Company.


Item 8.   Financial Statements and Supplementary Data.

     The Company's Financial Statements begin on the next page.





REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Park Electrochemical Corp.
Lake Success, New York


We have audited the accompanying consolidated balance sheets of Park Electrochemical Corp. and subsidiaries as of February 25, 2001 and February 27, 2000 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended February 25, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park Electrochemical Corp. and subsidiaries as of February 25, 2001 and February 27, 2000 and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 25, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                        ERNST & YOUNG LLP


New York, New York
April 27, 2001



























PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                               Proforma
(In thousands, except share  (See Note 6)
and per share amounts)       February 25,   February 25,   February 27,
                                 2001           2001           2000
ASSETS                         Unaudited
Current assets:
 Cash and cash equivalents   $121,988       $123,726        $ 53,153
 Marketable securities
(Note 2)                       32,017         32,017          78,309
 Accounts receivable, less
allowance for doubtful
accounts of $2,074 and
$2,388, respectively           71,105         71,105          68,335
 Inventories (Note 3)          32,307         32,307          27,368
 Prepaid expenses and other     9,456          9,456           9,614
(Note 7)
   Total current assets       266,873        268,611         236,779




Property, plant and
equipment, net of
accumulated depreciation
and amortization (Note 4)     159,309        159,309         125,977

Other assets (Note 7)             748          2,661           2,496
   Total                     $426,930       $430,581        $365,252

LIABILITIES AND
STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable            $ 29,481       $ 29,481        $ 24,964
 Accrued liabilities (Notes    39,052         39,052          28,973
5 and 11)
 Income taxes payable          11,567         11,567           6,729
   Total current               80,100         80,100          60,666
liabilities

Long-term debt (Note 6)          -            97,672         100,000

Deferred income taxes (Note    12,679         12,679          11,933
7)

Deferred pension liability
and other (Note 10)            11,224         11,224          13,535

Commitments and
contingencies (Notes
 10 and 11)

Stockholders' equity (Notes
6, 8, 9 and 10):
 Preferred stock, $1 par
value per share-authorized,
500,000 shares; issued,
none                             -              -               -
 Common stock, $.10 par
value per share-authorized,
60,000,000 and 30,000,000
shares, respectively;
 issued, 20,369,986 shares      2,037          2,037           2,037
 Additional paid-in capital   129,959         57,318          54,115
 Retained earnings            203,150        203,150         157,308
 Accumulated other non-
owner changes                  (5,764)        (5,764)         (5,291)
                              329,382        256,741         208,169
 Less treasury stock, at
cost, 1,030,451, 4,441,359
and 4,672,230 shares,
respectively                   (6,455)       (27,835)        (29,051)
   Total stockholders'
equity                        322,927        228,906         179,118
   Total                     $426,930       $430,581        $365,252

See notes to consolidated financial statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except share and per share amounts)
                                           52 Weeks Ended
                              February 25,  February 27,  February 28,
                                  2001          2000          1999

Net sales                     $522,197      $425,261      $387,634

Cost of sales                  404,527       351,841       328,884

Gross profit                   117,670        73,420        58,750

Selling, general and
administrative expenses         49,897        45,508        41,279

Closure of plumbing hardware
business (Note 14)                -            4,464          -

Profit from operations          67,773        23,448        17,471

Other income:
 Interest and other income,      8,419         6,654         7,642
net
 Interest expense (Note 6)       5,593         5,720         5,400
 Total other income              2,826           934         2,242

Earnings before income taxes    70,599        24,382        19,713
Income taxes (Note 7)           21,180         6,085         4,337

Net earnings                  $ 49,419      $ 18,297      $ 15,376

Earnings per share (Note 9):
 Basic                           $3.10          $1.16         $ .93
 Diluted                         $2.65          $1.12         $ .92

See notes to consolidated financial statements.


PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share and per share amounts)
                                                       Additional
                                     Common Stock        Paid-in    Retained
                                   Shares     Amount     Capital    Earnings
Balance, March 1, 1998            20,369,986   $2,037     $52,311     $130,435
 Net earnings                                                           15,376
 Exchange rate changes
 Change in pension liability
adjustment
Stock options exercised                                       118
Cash dividends ($.21 per share)                                        (3,475)
Purchase of treasury stock
Comprehensive income
Balance, February 28, 1999        20,369,986    2,037      52,429      142,336
 Net earnings                                                           18,297
 Exchange rate changes
 Change in pension liability
adjustment
 Market revaluation
 Stock options exercised                                    1,686
 Cash dividends ($.21 per share)
                                                                        (3,325)
 Comprehensive income
Balance, February 27, 2000        20,369,986    2,037      54,115      157,308
 Net earnings                                                           49,419
 Exchange rate changes
 Change in pension liability
adjustment
 Market revaluation
 Conversion of long-term debt                               1,810
 Stock options exercised                                    1,393
 Purchase of treasury stock
 Cash dividends ($.23 per share)
                                                                        (3,577)
 Comprehensive income
Balance, February 25, 2001        20,369,986   $2,037     $57,318      $203,150

See notes to consolidated financial statements.







PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share and per share amounts)

                                   Accumulated
                                   Other Non-                         Comprehen-
                                      Owner        Treasury Stock       sive
                                     Changes     Shares     Amount     Income
Balance, March 1, 1998             $(1,266)    3,271,871   $(17,113)
 Net earnings                                                           $15,376
 Exchange rate changes                  98                                   98
 Change in pension liability
adjustment                            (634)                                (634)
Stock options exercised                          (39,120)       211
Cash dividends ($.21 per share)
Purchase of treasury stock                     1,654,818    (13,452)
Comprehensive income                                                    $14,840

Balance, February 28, 1999          (1,802)    4,887,569    (30,354)
 Net earnings                                                           $18,297
 Exchange rate changes              (3,407)                              (3,407)
 Change in pension liability
adjustment                             149                                  149
 Market revaluation                   (231)                                (231)
 Stock options exercised                        (215,339)     1,303
 Cash dividends ($.21 per share)
 Comprehensive income                                                   $14,808
Balance, February 27, 2000          (5,291)    4,672,230    (29,051)
 Net earnings                                                           $49,419
 Exchange rate changes              (2,255)                              (2,255)
 Change in pension liability
adjustment                           1,481                                1,481
 Market revaluation                    301                                  301
 Conversion of long-term debt                    (82,750)       519
 Stock options exercised                        (156,666)       978
 Purchase of treasury stock                        8,545       (281)
 Cash dividends ($.23 per share)
 Comprehensive income                                                   $48,946

Balance, February 25, 2001         $(5,764)    4,441,359   $(27,835)

See notes to consolidated financial statements.



PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
                                                52 Weeks Ended
                                   February 25,  February 27,  February 28,
                                       2001          2000          1999
Cash flows from operating
activities:
 Net earnings                       $ 49,419      $ 18,297      $ 15,376
 Adjustments to reconcile net
earnings to net cash provided by
operating activities:
  Depreciation and amortization       16,724        16,264        14,291
  Provision for plumbing business
closure costs                            -           3,230           -
  Provision for write-down of fixed
assets                                 1,146         1,234           -
  Provision for doubtful accounts
receivable                               228           725           237
  Provision for deferred income
taxes                                  2,781           600           828
  Other, net                          (1,026)          107          (165)
  Changes in operating assets and
liabilities:
   Accounts receivable                (4,324)      (13,722)       (3,624)
   Inventories                        (5,410)       (2,831)        1,298
 Prepaid expenses and other current
assets                                (3,404)          292           333
   Other assets                         (476)        1,281           579
   Accounts payable                    5,004        (5,140)       (6,481)
   Accrued liabilities                10,599         3,922        (1,627)
   Income taxes payable                6,141        (2,777)        1,137

    Net cash provided by operating
activities                            77,402        21,482        22,182

Cash flows from investing
 activities:
 Purchases of property, plant and    (55,011)      (27,846)      (24,760)
equipment
 Proceeds from sales of property,
plant and equipment                    3,250           117           385
 Purchases of marketable securities  (70,144)     (127,677)     (129,693)
 Proceeds from sales and maturities
of marketable securities             117,245       152,388       140,031

    Net cash used in investing        (4,660)       (3,018)      (14,037)
activities

Cash flows from financing activities:
 Dividends paid                       (3,577)       (3,325)       (3,475)
 Proceeds from exercise of stock
options                                1,722         2,478           232
 Purchase of treasury stock              -             -         (13,452)

    Net cash used in financing
activities                            (1,855)         (847)      (16,695)

Increase (decrease) in cash and cash
equivalents before effect of
exchange rate changes                 70,887        17,617        (8,550)
Effect of exchange rate changes on
cash and cash equivalents               (314)       (1,146)          130

Increase (decrease) in cash and cash
equivalents                           70,573        16,471        (8,420)

Cash and cash equivalents, beginning  53,153        36,682        45,102
of year

Cash and cash equivalents, end of
year                                $123,726      $ 53,153      $ 36,682

See notes to consolidated financial statements.


PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended February 25, 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Park Electrochemical Corp. ("Park"), through its subsidiaries (collectively, the "Company"), is a leading global designer and producer of advanced electronic materials used to fabricate complex multilayer printed circuit boards and other electronic interconnection systems. The Company's multilayer printed circuit board materials include copper-clad laminates and prepregs. Multilayer printed circuit boards and interconnection systems are used in virtually all advanced electronic equipment to direct, sequence and control electronic signals between semiconductor devices and passive components. The Company also designs and manufactures specialty adhesive tapes and advanced composite materials for the electronics, aerospace and industrial markets. During the 2001 fiscal year, the Company closed and liquidated its plumbing hardware business.

   a. Principles of Consolidation - The consolidated financial statements include the accounts of Park and its subsidiaries. All significant intercompany balances and transactions have been eliminated.
   b. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.
   c. Accounting Period - The Company's fiscal year is the 52 or 53 week period ending the Sunday nearest to the last day of February. The
      2001, 2000 and 1999 fiscal years ended on February 25, 2001,
      February 27, 2000 and February 28, 1999, respectively. Fiscal 2001,
      2000 and 1999 each consisted of 52 weeks.
   d. Marketable Securities - All marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, included in comprehensive income. Realized gains and losses, amortization of premiums and discounts, and interest and dividend income are included in other income. The cost of securities sold is based on the specific identification method.
   e. Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market.
   f. Revenue Recognition - Revenues are recognized at the time product is shipped to the customer.
   g. Shipping Costs - The amounts paid to third-party shippers for transporting products to customers is classified as a selling expense. The amounts included in selling, general and administrative expenses were approximately $6,485,000, $6,483,000 and $6,704,000 for fiscal years 2001,
      2000 and 1999, respectively.
   h. Depreciation and Amortization - Depreciation and amortization are computed principally by the straight-line method over the estimated useful lives of the related assets or, with respect to leasehold improvements, the term of the lease, if shorter.
   i. Deferred Charges - Costs incurred in connection with the issuance of debt are deferred and included in other assets and amortized, using the effective interest method, over the debt repayment period.
   j. Income Taxes - Deferred income taxes are provided for temporary differences in the reporting of certain items, primarily depreciation, for income tax purposes as compared with financial accounting purposes.
      United States ("U.S.") Federal income taxes have not been provided on the undistributed earnings (approximately $86,400,000 at February
      25, 2001) of the Company's foreign subsidiaries, because it is management's practice and intent to reinvest such earnings in the operations of such subsidiaries.
   k. Foreign Currency Translation - Assets and liabilities of foreign subsidiaries using currencies other than the U.S. dollar as their functional currency are translated into U.S. dollars at fiscal year-end exchange rates, and income and expense items are translated at average exchange rates for the period. Gains and losses resulting from translation are recorded as currency translation adjustments in comprehensive income.
   l. Consolidated Statements of Cash Flows - The Company considers all money market securities and investments with maturities at the date of purchase of 90 days or less to be cash equivalents.






          Supplemental cash flow information:

                                            Fiscal Year
                                   2001        2000         1999
      Cash paid during the
      year for:
       Interest                 $ 5,593,000  $5,524,000   $5,500,000
       Income taxes              12,281,000   7,976,000    2,159,000

   m. Financial Instruments - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes standards for the recognition and measurement of derivatives and hedging activities and requires all derivative instruments to be recorded on the balance sheet at fair value. This statement is effective for fiscal years beginning after June 15, 2000. The Company's policy is to enter into forward foreign currency contracts only to hedge specific transactions in order to reduce exposure to foreign exchange risks. The Company believes the adoption of these standards will not have a material effect on the Company's consolidated results of operations or financial position.

2.   MARKETABLE SECURITIES

     The following is a summary of available-for-sale securities:
                                       Gross         Gross
                       Amortized     Unrealized    Unrealized  Estimated Fair
                          Cost         Gains         Losses         Value
 February 25, 2001:
 U.S. Treasury and
 other government     $  1,007,000      $ 11,000      $      -    $  1,018,000
 securities
 U.S. corporate debt
 securities             30,800,000       231,000       102,000      30,929,000
    Total debt          31,807,000       242,000       102,000      31,947,000
 securities
 Equity securities           5,000        65,000             -          70,000
                      $ 31,812,000      $307,000      $102,000    $ 32,017,000

 February 27, 2000:
 U.S. Treasury and
 other government     $ 17,491,000      $      -      $ 42,000    $ 17,449,000
 securities
 U.S. corporate debt
 securities             61,070,000         3,000       259,000      60,814,000
    Total debt          78,561,000         3,000       301,000      78,263,000
 securities
 Equity securities           5,000        41,000             -          46,000
                      $ 78,566,000      $ 44,000      $301,000    $ 78,309,000

   The gross realized gains on sales of available-for-sale securities totaled $26,000, $9,000 and $39,000 for fiscal 2001, 2000 and 1999, respectively, and the gross realized losses totaled $0, $11,000 and $9,000 for fiscal 2001, 2000 and 1999, respectively.

   The amortized cost and estimated fair value of the debt and marketable equity securities at February 25, 2001, by contractual maturity, are shown below:

                                                 Estimated
                                       Cost         Fair
                                                   Value
     Due in one year or less       $26,069,000  $26,197,000
     Due after one year through
     five years                      5,738,000    5,750,000
                                    31,807,000   31,947,000
     Equity securities                   5,000       70,000
                                   $31,812,000  $32,017,000

3.   INVENTORIES

                              February 25,  February 27,
                                  2001          2000
     Raw materials            $14,988,000   $10,870,000
     Work-in-process            5,075,000     5,249,000
     Finished goods            11,319,000    10,323,000
     Manufacturing supplies       925,000       926,000
                              $32,307,000   $27,368,000

4.   PROPERTY, PLANT AND EQUIPMENT

                                           February 25,  February 27,
                                               2001          2000
     Land, buildings and improvements     $ 48,501,000  $ 44,606,000
     Machinery, equipment, furniture and
     fixtures                              233,078,000   190,656,000
                                           281,579,000   235,262,000
     Less accumulated depreciation and
     amortization                          122,270,000   109,285,000
                                          $159,309,000  $125,977,000

   Depreciation and amortization expense relating to property, plant and equipment amounted to $16,724,000, $16,200,000 and $14,255,000 for fiscal
   2001, 2000 and 1999, respectively. Pretax charges of $1,146,000 and $1,234,000 were recorded in fiscal 2001 and fiscal 2000, respectively, for the write-down of operating equipment that will no longer be utilized, to its estimated net realizable value. Interest expense capitalized to property, plant and equipment amounts to $239,000, $93,000 and $395,000 for fiscal 2001, 2000 and 1999, respectively.

5.   ACCRUED LIABILITIES

                                   February 25,  February 27,
                                       2001          2000
     Payroll and payroll related   $12,067,000   $ 8,991,000
     Taxes, other than income
     taxes                           1,139,000     1,884,000
     Interest                        2,700,000     2,750,000
     Employee benefits               7,275,000     3,437,000
     Environmental reserve           4,431,000     4,400,000
     Other                          11,440,000     7,511,000
                                   $39,052,000   $28,973,000

6.   LONG-TERM DEBT

   On February 28, 1996, the Company issued $100,000,000 principal amount of 5.5% Convertible Subordinated Notes due 2006 (the "Notes") with interest payable semiannually on March 1 and September 1 of each year, commencing September 1, 1996. The Notes were unsecured and subordinated to other long-term debt and were convertible at the option of the holder at any time prior to maturity, unless previously redeemed or repurchased, into shares of the Company's common stock at $28.125 per share, subject to adjustment under certain conditions. The Notes were not redeemable at the option of the Company prior to March 1, 1999; at any time on or after such date, the Notes were redeemable at the option of the Company, in whole or in part, initially at 102.75% of the principal amount of such Notes redeemed and thereafter at prices declining to 100% on March 1, 2001, together with accrued interest. Prior to February 25, 2001, $2,328,000 principal amount of the Notes were converted into 82,750 shares of the Company's common stock. At February 25, 2001 and February 27, 2000, the fair value of the Notes approximated $109,220,000 and $84,750,000, respectively.

   On March 1, 2001, subsequent to the Company's 2001 fiscal year end, $95,934,000 principal amount of Notes were converted into 3,410,908 shares of the Company's common stock, and the remaining $1,738,000 principal amount of Notes were redeemed by the Company for cash. The accompanying proforma balance sheet is adjusted as of February 25, 2001 to reflect the changes in long-term debt other assets and stockholders' equity as a result of the aforementioned transactions.

   Foreign lines of credit totaled $4,100,000 at February 25, 2001, all of which remains available to the Company's foreign subsidiaries.

7.   INCOME TAXES

     The income tax provision includes the following:

                                       Fiscal Year
                               2001         2000           1999
      Current:
       Federal            $ 8,367,000    $2,445,000    $  724,000
       State and local      1,509,000       339,000       608,000
       Foreign              8,523,000     2,587,000     2,177,000
                           18,399,000     5,371,000     3,509,000
      Deferred:
       Federal              1,722,000      (869,000)       31,000
       State and local        259,000       (46,000)       62,000
       Foreign                800,000     1,629,000       735,000
                            2,781,000       714,000       828,000
                          $21,180,000    $6,085,000    $4,337,000

   The Company's effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

                                              Fiscal Year
                                        2001     2000     1999

      Statutory U.S. Federal tax rate 35.0% 35.0% 35.0% State and local taxes, net of
       Federal benefit                  1.6      0.8       2.0
      Foreign tax rate differentials (8.3) (9.3) (13.7) Reversal of reserves no longer
       required                          -      (3.1)     (3.5)
      Other, net                        1.7      1.6       2.2
                                       30.0%    25.0%     22.0%

   The Company had foreign net operating loss carryforwards of approximately $31,600,000 and $39,500,000 in fiscal 2001 and 2000, respectively. Most of the net operating loss carryforwards were acquired in fiscal 1998 when the Company purchased the capital stock of Dielektra GmbH ("Dielektra"), a German corporation located in Cologne, Germany. Long-term deferred tax assets arising from these net operating loss carryforwards were valued at $0 at both February 25, 2001 and February 27, 2000, net of valuation reserves of approximately $11,400,000 and $19,500,000, respectively. None of the acquired net operating loss carryforwards relate to goodwill or other intangible assets.

   Approximately $1,100,000 of the foreign net operating loss carryforwards expire in varying amounts from fiscal 2002 through fiscal 2006, and the remainder have an indefinite expiration.

   At February 25, 2001 and February 27, 2000, current deferred tax assets of $1,844,000 and $3,879,000, respectively, which were primarily attributable to expenses not currently deductible, were included in other current assets. The long-term deferred tax liabilities consisted primarily of timing differences relating to depreciation.

8.   STOCKHOLDERS' EQUITY

 a. Stock Split and Number of Authorized Shares - On October 10, 2000, the Company's Board of Directors approved a three-for-two stock split in the form of a stock dividend. The stock dividend was distributed November 8, 2000 to stockholders of record on October 20, 2000. All share and per share data for prior periods has been retroactively restated to reflect the stock split. In addition, on October 10, 2000, the Company's stockholders approved an increase in the number of authorized shares of common stock from 30,000,000 to 60,000,000 shares.

 b. Stock Options - Under the 1992 Stock Option Plan (the "Plan") approved by the Company's stockholders, directors and key employees may be granted options to purchase shares of common stock of the Company exercisable at prices not less than the fair market value at the date of grant. Options become exercisable 25% one year from the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant.
    On July 12, 2000, the Company's stockholders approved an amendment to the Plan to increase the aggregate number of shares of Common Stock authorized for issuance under the Plan by 450,000 shares. Options to purchase a total of 2,625,000 shares of common stock are authorized for grant under such Plan. The Plan will expire in March 2002.

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

    The weighted averaged fair value for options was estimated at the date of grant using the Black-Scholes option-pricing model to be $8.40 for fiscal 2001, $5.77 for fiscal 2000 and $4.92 for fiscal 1999, with the following weighted average assumptions: risk free interest rate of 5.0% for fiscal 2001 and 5.5% for fiscal 2000 and 1999; expected volatility factors of 39%, 40% and 41% for fiscal 2001, 2000 and 1999, respectively; expected dividend yield of 1.5% for fiscal 2001 and 2% for fiscal 2000 and 1999; and estimated option lives of 4.0 years for fiscal 2001, 3.6 years for fiscal 2000 and 4.1 years for fiscal 1999. For the purpose of pro forma disclosures, the effect of applying SFAS 123 on net income and earnings per share for fiscal 2001, 2000 and 1999 would approximate the amounts shown below (in thousands, except EPS data):

                       2001                2000                1999
                   As        Pro       As        Pro       As       Pro
                Reported    forma   Reported    forma   Reported   forma
  Net income     $49,419   $47,935   $18,297   $17,303  $15,376   $14,692
  EPS-basic      $  3.10   $  3.01   $  1.16   $  1.10  $   .93   $   .89
  EPS-diluted    $  2.65   $  2.58   $  1.12   $  1.07  $   .92   $   .89

       Information with respect to the Plan follows:
                                                                    Weighted
                                                                     Average
                                     Range of         Outstanding   Exercise
                                 Exercise Prices         Options      Price
  Balance, March 1, 1998     $ 3.67       -$18.42        937,088      $11.62
  Granted                     12.59       - 15.83        269,400       15.56
  Exercised                    3.67       - 16.42        (39,120)       5.93
  Cancelled                    8.75       - 16.42        (26,130)      14.87

  Balance, February 28, 1999 $ 3.67       -$18.42      1,141,238      $12.67
  Granted                     16.37       - 23.96        346,350       16.71
  Exercised                    3.67       - 16.42       (217,589)      11.61
  Cancelled                    8.75       - 16.54        (54,205)      15.91

  Balance, February 27, 2000 $ 3.67       -$23.96      1,215,794      $13.87
  Granted                     15.92       - 43.63        360,075       23.71
  Exercised                    3.67       - 18.42       (156,667)      12.79
  Cancelled                    4.54       - 16.54        (61,050)      16.16

  Balance, February 25,2001  $ 3.67       -$43.63      1,358,152      $16.50

  Exercisable, February 25,  $ 3.67       -$23.96        611,174      $10.68
  2001

     The following table summarizes information concerning currently outstanding and exercisable options.

                 Options Outstanding                   Options Exercisable
                                 Weighted
                                 Average
                                Remaining   Weighted              Weighted
                               Contractual   Average     Number    Average
    Range of       Number of       Life     Exercise    Exercis-  Exercise
Exercise Prices   Outstanding    (Years)      Price       able      Price
$ 3.67  -$ 9.99    210,450         2.27      $ 6.17      210,450   $ 6.17
 10.00  - 19.99  1,008,202         6.66       15.89      398,474    15.54
 20.00  - 43.63    139,500         9.54       36.43        2,250    23.96

                 1,358,152                               611,174

     Stock options available for future grant under the Plan at February 25, 2001 and February 27, 2000 were 737,096 and 586,421, respectively.

     c. Stockholders' Rights Plan - On February 2, 1989, the Company adopted a stockholders' rights plan designed to protect stockholder interests in the event the Company is confronted with coercive or unfair takeover tactics. Under the terms of the plan, as amended on July 12, 1995, each share of the Company's common stock held of record on February 15, 1989 or issued thereafter received one right. In the event that a person has acquired, or has the right to acquire, 15% (25% in certain cases) or more of the then outstanding common stock of the Company (an "Acquiring Person") or tenders for 15% or more of the then outstanding common stock of the Company, such rights will become exercisable, unless the Board of Directors otherwise determines. Upon becoming exercisable as aforesaid, each right will entitle the holder thereof to purchase one one-hundredth of a share of Series A Preferred Stock for $75, subject to adjustment (the "Purchase Price"). In the event that any person becomes an Acquiring Person, each holder of an unexercised exercisable right, other than an Acquiring Person, shall have the right to purchase, at a price equal to the then current Purchase Price, such number of shares of the Company's common stock as shall equal the then current Purchase Price divided by 50% of the then market price per share of the Company's common stock. In addition, if after a person becomes an Acquiring Person, the Company engages in any of certain business combination transactions as specified in the plan, the Company will take all action to ensure that, and will not consummate any such business combination unless, each holder of an unexercised exercisable right, other than an Acquiring Person, shall have the right to purchase, at a price equal to the then current Purchase Price, such number of shares of common stock of the other party to the transaction for each right held by such holder as shall equal the then current Purchase Price divided by 50% of the then market price per share of such other party's common stock. The Company may redeem the rights for a nominal consideration at any time, and after any person becomes an Acquiring Person, but before any person becomes the beneficial owner of 50% or more of the outstanding common stock of the Company, the Company may exchange all or part of the rights for shares of the Company's common stock at a one-for-one exchange ratio. Unless redeemed, exchanged or exercised earlier, all rights expire on July 12, 2005.

     d. Reserved Common Shares - At February 25, 2001, 3,472,763 shares of common stock were reserved for issuance upon conversion of the Notes and 2,095,248 shares were reserved for issuance upon exercise of stock options.

     e. Accumulated Other Non-Owner Changes - Accumulated balances related to each component of other comprehensive income (loss) were as follows:

                                      February 25,   February 27,
                                          2001           2000
            Currency translation      $(5,855)          $(3,600)
            adjustment
            Pension liability             (43)           (1,524)
            adjustment
            Unrealized gains/(losses)
            on investments                134              (167)

            Accumulated balance       $(5,764)          $(5,291)















9.   EARNINGS PER SHARE

  The following table sets forth the calculation of basic and diluted earnings per share for the fiscal years:

                                2001          2000         1999
Net income for basic EPS    $49,419,000   $18,297,000   $15,376,000
Add interest on 5.5%
Convertible Subordinated
Notes, net of taxes           3,585,000     3,702,000         -
Net income for diluted EPS  $53,004,000   $21,999,000   $15,376,000

Weighted average common
shares outstanding for       15,932,000    15,761,000    16,470,000
basic EPS
Net effect of dilutive
options                         548,000       327,000       237,000
Assumed conversion of 5.5%
Convertible Subordinated
Notes                         3,522,000     3,555,000         -
Weighted average shares
outstanding for diluted
EPS                          20,002,000    19,643,000    16,707,000

EPS-basic                       $3.10         $1.16         $ .93
EPS-diluted                     $2.65         $1.12         $ .92

During the first half of the 2001 fiscal year, the Company closed and liquidated its plumbing hardware business. The net income shown above includes losses of $25,000 and $5,022,000 for the 2001 and 2000 fiscal years, respectively, and profits of $476,000 for the 1999 fiscal year for the discontinued plumbing hardware business. The weighted average number of shares outstanding and the earnings per share for each year have been adjusted to give retroactive effect to the three-for-two split of the Company's common stock declared October 10, 2000 payable November 8, 2000 to stockholders of record on October 20, 2000.

10. EMPLOYEE BENEFIT PLANS

  a. Profit Sharing Plan - Park and certain of its subsidiaries have a non-contributory profit sharing retirement plan covering their regular full-time employees. The plan may be modified or terminated at any time, but in no event may any portion of the contributions revert back to the Company. The Company's contributions under the plan amounted to $4,597,000, $2,269,000 and $1,641,000 for fiscal 2001, 2000 and 1999, respectively. Contributions are discretionary and may not exceed the amount allowable as a tax deduction under the Internal Revenue Code.
     In addition, the Company sponsors a 401(k) savings plan, pursuant to which the contributions of employees of certain subsidiaries were partially matched by the Company in the amounts of $751,000, $848,000 and $789,000 in fiscal 2001, 2000 and 1999, respectively.

  b. Pension Plans - The domestic subsidiary of the Company which conducted the plumbing hardware business had two pension plans, neither of which are active, covering its union employees. On February 27, 2000, the two plans were merged in order to simplify the administration of the plans. The Company's funding policy is to contribute annually the amounts necessary to satisfy applicable funding standards. There were no changes made to funding levels or retiree benefits as a result of the merger of the two plans. In connection with the closure of the plumbing hardware business, the Company terminated the plan and purchased annuity contracts to fund the pension liability. A foreign subsidiary of the Company has a non-contributory defined benefit plan which covers certain employees. Under the terms of the plan, participants may not accrue additional service time after December 31, 1987. The Company's policy with respect to this plan is to contribute annually the amounts necessary to meet current payment obligations of the plan.

     The Company records its deferred pension liability related to its two defined benefit pension plans in accordance with SFAS 87 which amounted to $8,451,000 and $9,773,000 at February 25, 2001 and February 27, 2000,
     respectively. The effect on the Company's consolidated financial statements in recording the liability was to record a corresponding reduction to accumulated non-owner changes of $43,000 and $1,524,000 at those same dates.

     Net pension costs include the following components:

                                          Fiscal Year
Changes in Benefit Obligation         2001            2000
Benefit obligation at beginning  $14,130,000     $ 14,601,000
of year
Service cost                          96,000           97,000
Interest cost                        839,000          953,000
Actuarial loss                       148,000          513,000
Currency translation (gain)/loss    (633,000)      (1,189,000)
Benefits paid                       (871,000)        (845,000)
Payment for annuities             (4,301,000)            -
Benefit obligation at end of     $ 9,408,000     $ 14,130,000
year

Changes in Plan Assets

Fair value of plan assets at
beginning of year                $ 3,213,000     $  3,261,000
Actual return on plan assets         169,000          (38,000)
Employer contributions             1,831,000          835,000
Benefits paid                       (871,000)        (845,000)
Payment for annuities             (4,301,000)            -
Administrative expenses paid         (41,000)            -
Fair value of plan assets        $      -        $  3,213,000

Underfunded status               $(9,408,000)    $(10,917,000)
Unrecognized net transition
obligation                              -              (1,000)
Unrecognized net loss              1,000,000        2,669,000
Net accrued pension cost         $(8,408,000)    $ (8,249,000)

                                                Fiscal Year
Components of Net Periodic Benefit     2001         2000         1999
Cost
Service cost - benefits earned
during the period                  $   96,000     $   97,000   $ 131,000
Interest cost on projected benefit    839,000        953,000     949,000
obligation
Expected return on plan assets       (252,000)      (262,000)    (250,000)
Amortization of unrecognized
transition obligation                    -            17,000       29,000
Amortization of prior service cost       -            14,000       24,000
Recognized net actuarial loss          38,000         58,000       53,000
Effect of curtailment               1,761,000        144,000         -
Net periodic pension cost          $2,482,000     $1,021,000    $ 936,000

  The projected benefit obligation for the domestic plan was determined using an assumed discount rate of 7.50% for fiscal 2000 and the assumed long-term rate of return on plan assets was 8%. Projected wage increases are not applicable as benefits pursuant to the plan are based upon years of service without regard to levels of compensation.

  The projected benefit obligation for the foreign plan was determined using an assumed discount rate of 6% for fiscal years 2001 and 2000. Projected wage increases of 2.1% and 3% and inflation factors of 1.5% and 2% were also assumed for fiscal years 2001 and 2000, respectively. As previously stated, the Company's funding policy with respect to this plan is to contribute annually the amounts necessary to meet current payment obligations of the plan.

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

     These non-cancelable operating leases have the following payment schedule.

                    Fiscal       Amount
                     Year
                     2002     $ 2,452,000
                     2003       1,640,000
                     2004         962,000
                     2005         477,000
                     2006         342,000
                  Thereafter      700,000
                               $6,573,000

     Rental expense, inclusive of real estate taxes and other costs, amounted to $3,710,542, $3,424,000 and $2,861,000 for fiscal 2001, 2000 and 1999, respectively

 b. Environmental Contingencies - The Company and certain of its subsidiaries have been named by the Environmental Protection Agency (the "EPA") or a comparable state agency under the Comprehensive Environmental Response, Compensation and Liability Act (the "Superfund Act") or similar state law as potentially responsible parties in connection with alleged releases of hazardous substances at nine sites. In addition, a subsidiary of the Company has received cost recovery claims under the Superfund Act from other private parties involving two other sites, and has received requests from the EPA under the Superfund Act for information with respect to its involvement at three other sites.

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

    The total costs incurred by the Company and its subsidiaries in connection with these sites, including legal fees incurred by the Company and its subsidiaries and their assessed share of remediation costs and excluding amounts paid or reimbursed by insurance carriers, were approximately $300,000, $200,000 and $200,000 in fiscal 2001, 2000 and
    1999, respectively. The recorded liabilities included in accrued liabilities for environmental matters were $4,431,000 at February 25, 2001, $4,350,000 at February 27, 2000 and $3,500,000 at February 28,
    1999.

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

12. BUSINESS SEGMENTS

    The Company's specialty adhesive tape and film business, advanced composite business and plumbing hardware business were previously aggregated into the engineered materials and plumbing hardware segment. During fiscal 2001, the Company closed and liquidated its plumbing hardware business (See Note 14). In fiscal 2001, 2000 and 1999, the specialty adhesive tape, advanced composite and plumbing hardware businesses comprised less than 10% of the Company's consolidated revenues and assets, and the Company considered itself to operate in one business segment. The Company's electronic materials products are marketed primarily to major independent printed circuit board fabricators, contract manufacturers and, to a lesser extent, large electronic original equipment manufacturers ("OEMs") located throughout North America, Europe and Asia. The Company's specialty adhesive tape and advanced composite customers, the majority of which are located in the United States, include OEMs, independent firms and distributors in the electronics, aerospace and industrial industries.

    Sales are attributed to geographic region based upon the region from which the materials were shipped to the customer. Intersegment sales and sales between geographic areas were not significant.

    Financial information regarding the Company's operations by geographic area follows (in thousands):







                                        Fiscal Year
                                 2001      2000       1999
    United States              $312,851   $266,158   $235,699
    Europe                      121,329     95,812     90,112
    Asia                         88,017     63,291     61,823
      Total sales              $522,197   $425,261   $387,634

    United States              $108,804   $ 74,846   $ 65,231
    Europe                       24,657     27,484     30,948
    Asia                         26,596     24,092     22,814
      Total long-lived assets  $160,057   $126,422   $118,993


13. CUSTOMER AND SUPPLIER CONCENTRATIONS

  a. Customers - Sales to Sanmina Corporation were 25.1% and 23.4% of the Company's total worldwide sales for fiscal years 2001 and 2000, respectively. The fiscal year 2000 percentage has been adjusted to reflect the combined sales to Sanmina Corporation and Hadco Corporation, which merged into Sanmina Corporation in June 2000.

     While no other customer accounted for 10% or more of the total sales of the Company in fiscal 2001, and the Company is not dependent on any single customer, the loss of a major electronic materials customer or of a group of customers could have a material adverse effect on the Company's business.

  b. Sources of Supply - The principal materials used in the manufacture of the Company's electronic materials products are specially manufactured copper foil, fiberglass cloth and synthetic reinforcements, and specially formulated resins and chemicals. Although there are a limited number of qualified suppliers of these materials, the Company has nevertheless identified alternate sources of supply for each of the aforementioned materials. While the Company has not experienced significant problems in the delivery of these materials and considers its relationships with its suppliers to be strong, a disruption of the supply of material from a principal supplier could adversely affect the Company's electronic materials business. Furthermore, substitutes for the aforesaid materials are not readily available and an inability to obtain essential materials, if prolonged, could materially adversely affect the Company's electronic materials business.

14. CLOSURE OF THE PLUMBING HARDWARE BUSINESS

   In the fourth quarter of the 2000 fiscal year, the Company decided to close and liquidate its plumbing hardware business. The pre-tax charges to earnings for the 2000 fiscal year related to the closure of the plumbing hardware business totaled $4,464,000, including $1,234,000 for the impairment of long-lived assets, $1,111,000 for other asset write-offs, and $2,119,000 for facility and other costs related to the closure.

   During the 2001 fiscal year, the Company closed and liquidated its plumbing hardware business. In the fourth quarter of the 2001 fiscal year, the Company realized $1,262,000 in gains from the sale of real estate and other plumbing hardware business assets, collected $290,000 more of accounts receivable than originally anticipated, and reversed $600,000 of liabilities accrued in fiscal year 2000 for other costs to close the business, which were no longer required. At February 25, 2001, there are $875,000 of accrued liabilities remaining related to the closure of the plumbing hardware business. In the fourth quarter of the 2001 fiscal year, an expense of $1,149,000 was incurred for the purchase of annuity contracts to fund the liability of the pension plan that was terminated.

   The operating results of the plumbing hardware business included in the Consolidated Statement of Earnings are as follows (in thousands):


                                          52 Weeks Ended
                            February 25,  February 27,   February 28,
                                2001          2000           1999
    Net sales               $1,883         $13,491        $18,197
    Cost of sales            1,001          11,486         15,080

    Gross profit               882           2,005          3,117
   Selling, general and        907           2,563          2,641
    administrative
    expenses

    (Loss) profit from      $  (25)        $  (558)        $  476
     operations













15.       SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                             Quarter
                                First    Second     Third    Fourth
                                 (In thousands, except per share
                                             amounts)
   Fiscal 2001:
    Net sales                 $120,159   $129,902  $142,608  $129,528
    Gross profit                23,695     28,393    34,116    31,466
    Net earnings                 8,829     11,655    14,827    14,108

    Earnings per share:
     Basic                       $.56       $.73      $.93      $.88
     Diluted                     $.50       $.63      $.78      $.74

    Weighted average common
    shares outstanding:
     Basic                      15,858     15,882    15,940    16,047
     Diluted                    19,602     19,939    20,217    20,249

   Fiscal 2000:
    Net sales                 $104,454   $107,729  $108,183  $104,895
    Gross profit                19,030     19,418    18,704    16,268
    Net earnings                 5,698      6,047     5,790     762

    Earnings per share:
     Basic                       $.37       $.39      $.37      $.05
     Diluted                     $.34       $.35      $.34      $.05

    Weighted average common
    shares outstanding:
     Basic                      15,645     15,734    15,819    15,848
     Diluted                    19,458     19,644    19,832    16,085

  During the fourth quarter of the 2000 fiscal year, the Company decided to close and liquidate its plumbing hardware business. The pre-tax charges to earnings for the fourth quarter of the 2000 fiscal year related to the discontinued plumbing hardware business totaled $5,022,000, including $1,234,000 related to the impairment of long-lived assets, $1,111,000 for other asset write-offs, $2,119,000 for other facility and costs related to the plumbing hardware business closure, and $520,000 of operating losses. Without the plumbing hardware business charges and operating loss in the fourth quarter of the 2000 fiscal year, the net earnings for the quarter would have been $4,002,000 and the basic and diluted earnings per share for the quarter would have increased by $.21 and $.20, respectively.

  Earnings per share is computed separately for each quarter. Therefore, the sum of such quarterly per share amounts may differ from the total for the years. The weighted average number of shares outstanding and the earnings per share for each period, have been adjusted to give retroactive effect to the three-for-two split of the Company's common atock declared October 10, 2000 payable November 8, 2000 to stockholders of record on October 20, 2000.

16. SUBSEQUENT EVENTS

   On  March  1,  2001, $95,934,000 principal amount of the  Company's  5.5%
   Convertible Subordinated Notes due March 1, 2006 were converted into 3,410,908 shares of the Company's common stock, and the remaining $1,738,000 principal amount of the Notes were redeemed by the Company on March 2, 2001 for cash.

   On April 27, 2001, the Company sold the assets and business of its wholly owned subsidiary, Nelco Technology, Inc. ("NTI"), to Dynamic Details Incorporated, Arizona, a wholly owned subsidiary of DDi Corp. NTI was a manufacturer of semi-finished printed circuit boards, commonly known as mass lamination. The Company expects to record a charge of approximately $15 million in its fiscal 2002 first quarter in connection with this sale and the closure of a related support facility. For the fiscal year ended February 25, 2001, NTI had net sales of approximately $39 million of mass lamination products.


                                    *******


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

               Not applicable.
















                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information called for by this item (except for information as to the Company's executive officers, which information appears elsewhere in this Report) is incorporated by reference to the Company's definitive proxy statement for the 2001 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Item 11.  Executive Compensation.

The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2001 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2001 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Item 13.  Certain Relationships and Related Transactions.

The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2001 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.























                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and     Page
          Reports on Form 8-K.
          (a) Documents filed as a part of this Report
           (1) Financial Statements:

             The following Consolidated Financial
               Statement of the Company are included in
               Part II, Item 8:

             Report of Ernst & Young LLP, independent
               auditors

             Balance Sheets

             Statement of Earnings

             Statement of Stockholders' Equity

             Statement of Cash Flows

             Notes to Consolidated Financial Statement
              (1-16)

           (2) Financial Statement Schedules:

             The following additional information should
              be read in conjunction with the
              Consolidated Financial Statements of the
              Registrant described in item 14(a)(1)
              above:

             Schedule II - Valuation and Qualifying
               Accounts

             All other schedules have been omitted
              because they are not applicable or not
              required, or the information is included elsewhere in the financial statements or notes thereto.

         (3)   Exhibits:
                 The information required by this Item relating to Exhibits to this Report is included in the Exhibit Index on pages 54 to 59 hereof.
          (b)  Reports on Form 8-K.

              No reports on Form 8-K have been filed during the fiscal quarter ended February 25, 2001.


                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 23, 2001              PARK ELECTROCHEMICAL CORP.


                              By:/s/Brian E. Shore
                                 Brian E. Shore,
                                 President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature             Title                        Date

/s/Brian E. Shore     President and Chief
Brian E. Shore        Executive Officer and
                      Director                     May 23, 2000
                      (principal executive
                      officer)

/s/Murray O. Stamer   Senior Vice President,
Murray O. Stamer      Finance
                      (principal financial and     May 23, 2000
                      accounting officer)

/s/Jerry Shore        Chairman of the Board and
Jerry Shore           Director                     May 23, 2000

/s/Mark S. Ain
Mark S. Ain           Director                     May 23, 2000

/s/Anthony Chiesa
Anthony Chiesa        Director                     May 23, 2000

/s/Lloyd Frank
Lloyd Frank           Director                     May 23, 2000

/s/Ronald F. Ostrow
Ronald F. Ostrow      Director                     May 23, 2000




Schedule II
PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
     Column A        Column B     Column C

                    Balance at   Charged to
                     Beginning    Cost and
   Description       of Period    Expenses
ALLOWANCE FOR
DOUBTFUL ACCOUNTS:

52 weeks ended
February 25, 2001    $2,388,000    $ 228,000

52 weeks ended
February 27, 2000    $2,030,000    $ 725,000

52 weeks ended
February 28, 1999    $1,858,000    $ 238,000

Schedule II (continued)
PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
       Column D           Column E
        Other
                         Balance at
 Accounts  Translation     End of
 Written   Adjustment      Period
   Off
   (A)



$(477,000)  $ (65,000)     $2,074,000


$(332,000)  $ (35,000)     $2,388,000


         $  $  (3,000)     $2,030,000
  (63,000)

(A) Uncollectable accounts, net of recoveries.

                                 EXHIBIT INDEX

Exhibit
Numbers    Description                                              Page
3.01       Restated Certificate of Incorporation, dated March 28,
           1989, filed with the Secretary of State of the State of
           New York on April 10, 1989, as amended by Certificate
           of Amendment of the Certificate of Incorporation,
           increasing the number of authorized shares of Common
           stock from 15,000,000 to 30,000,000 shares, dated July
           12, 1995, filed with the Secretary of State of the
           State of New York on July 17, 1995, and by Certificate
           of Amendment of the Certificate of Incorporation,
           amending certain provisions relating to the rights, preferences and limitations of the shares of a series of Preferred Stock, date August 7, 1995, filed with the Secretary of State of the State of New York on August
           16, 1995 (Reference is made to Exhibit 3.01 of the
           Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 27, 1995, Commission File No. 1-
           4415, which is incorporated herein by reference.)         -

3.02       By-Laws, as amended March 15, 1999. (Reference is made
           to Exhibit 3(i) the Company's Current Report on Form 8-
           K dated March 15, 1999, Commission File No. 1-4415,
           which is incorporated herein by reference.)               -

4.01       Amended and Restated Rights Agreement, dated as of July
           12, 1995, between the Company and Registrar and
           Transfer Company, as Rights Agent, relating to the Company's Preferred Stock Purchase Rights. (Reference
           is made to Exhibit 1 to Amendment No. 1 on Form 8-A/A
           filed on August 10, 1995, Commission File No. 1-4415,
           which is incorporated herein by reference.)               -

10.01      Lease dated December 12, 1989 between Nelco Products,
           Inc. and James Emmi regarding real property located at
           1100 East Kimberly Avenue, Anaheim, California and
           letter dated December 29, 1994 from Nelco Products,
           Inc. to James Emmi exercising its option to extend such Lease. (Reference is made to Exhibit 10.01 of the
           Company's Annual Report on Form 10-K for the fiscal
           year ended March 3, 1996, Commission File No. 1-4415,
           which is incorporated herein by reference.)               -

10.02      Lease dated December 12, 1989 between Nelco Products,
           Inc. and James Emmi regarding real property located at
           1107 East Kimberly Avenue, Anaheim, California and
           letter dated December 29, 1994 from Nelco Products,
           Inc. to James Emmi exercising its option to extend such Lease. (Reference is made to Exhibit 10.02 of the
           Company's Annual Report on Form 10-K for the fiscal
           year ended March 3, 1996, Commission File No. 1-4415,
           which is incorporated herein by reference.)               -
10.03      Lease Agreement dated August 16, 1983 and Exhibit C,
           First Addendum to Lease, between Nelco Products, Inc.
           and TCLW/Fullerton regarding real property located at
           1411 E. Orangethorpe Avenue, Fullerton, California. (Reference is made to Exhibit 10.03 of the Company's
           Annual Report on Form 10-K for the fiscal year ended
           March 3, 1996, Commission File No. 1-4415, which is
           incorporated herein by reference.)                        -

10.03(a)   Second Addendum to Lease dated January 26, 1987 to
           Lease Agreement dated August 16, 1983 (see Exhibit
           10.03 hereto) between Nelco Products, Inc. and TCLW/Fullerton regarding real property located at 1421
           E. Orangethorpe Avenue, Fullerton, California.
           (Reference is made to Exhibit 10.03(a) of the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1995, Commission File No. 1-4415, which is
           incorporated herein by reference.)                        -

10.03(b)   Third Addendum to Lease dated January 7, 1991 and
           Fourth Addendum to Lease dated January 7, 1991 to Lease Agreement dated August 16, 1983 (see Exhibit 10.03 hereto) between Nelco Products, Inc. and TCLW/Fullerton regarding real property located at 1411, 1421 and 1431
           E. Orangethorpe Avenue, Fullerton, California.
           (Reference is made to Exhibit 10.03(b) of the Company's Annual Report on Form 10-K for the fiscal year ended
           March 2, 1997, Commission File No. 1-4415, which is
           incorporated herein by reference.)                        -

10.03(c)   Fifth Addendum to Lease dated July 5, 1995 to Lease
           dated August 16, 1983 (see Exhibit 10.03 hereto)
           between Nelco Products, Inc. and TCLW/Fullerton
           regarding real property located at 1411 E. Orangethorpe Avenue, Fullerton, California. (Reference is made to
           Exhibit 10.03(c) of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 1996,
           Commission File No. 1-4415, which is incorporated
           herein by reference.)                                     -

10.04      Lease Agreement dated May 26, 1982 between Nelco
           Products Pte. Ltd. (lease was originally entered into
           by Kiln Technique (Private) Limited, which subsequently assigned this lease to Nelco Products Pte. Ltd.) and the Jurong Town Corporation regarding real property
           located at 4 Gul Crescent, Jurong, Singapore.
           (Reference is made to Exhibit 10.05 of the Company's
           Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is
           incorporated herein by reference.)                        -

10.04(a) Deed of Assignment, dated April 17, 1986 between Nelco Products Pte. Ltd., Kiln Technique (Private) Limited
           and Paul Ma, Richard Law, and Michael Ng, all of Peat Marwick & Co., of the Lease Agreement dated May 26,
           1982 (see Exhibit 10.04 hereto) between Kiln Technique (Private) Limited and the Jurong Town Corporation
           regarding real property located at 4 Gul Crescent,
           Jurong, Singapore. (Reference is made to Exhibit
           10.05(a) of the Company's Annual Report on Form 10-K
           for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated herein by
           reference.)                                               -

10.05(a)   Amended and Restated 1982 Stock Option Plan of the
           Company. (Reference is made to Exhibit 10.06(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 1, 1992, Commission File No. 1-4415,
           which is incorporated herein by reference. This exhibit
           is a management contract or compensatory plan or
           arrangement.)                                             -

10.05(b)   1992 Stock Option Plan of the Company, as amended by
           First Amendment thereto. (Reference is made to Exhibit
           10.06(b) of the Company's Annual Report on Form 10-K
           for the fiscal year ended March 1, 1998, Commission
           File No. 1-4415, which is incorporated herein by
           reference. This exhibit is a management contract or
           compensatory plan or arrangement.)                        -

10.06      Amended and Restated Employment Agreement dated
           February 28, 1994 between the Company and Jerry Shore. (Reference is made to Exhibit 10.07(c) of the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 1994, Commission File No. 1-4415, which is incorporated herein by reference. This exhibit is a management contract or compensatory plan or
           arrangement.)                                             -

10.06(a) Amendment No. 1 dated March 1, 1995 to the Amended and Restated Employment Agreement dated February 28, 1994
           (see Exhibit 10.06 hereto) between the Company and
           Jerry Shore. (Reference is made to Exhibit 10.07(c) of
           the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 1995, Commission File No. 1-
           4415, which exhibit is incorporated herein by
           reference. This exhibit is a management contract or
           compensatory plan or arrangement.)                        -

10.06(b)   Amendment No. 2 dated December 5, 1996 to the Amended
           and Restated Employment Agreement dated February 28,
           1994 (see Exhibit 10.06 hereto) between the Company and Jerry Shore. (Reference is made to Exhibit 10.07(b) of the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1997, Commission File No. 1-4415, which is incorporated herein by reference. This exhibit
           is a management contract or compensatory plan or
           arrangement.)                                             -

10.06(c)   Amendment No. 3 dated October 14, 1997 to the Amended
           and Restated Employment Agreement dated February 28,
           1994 (see Exhibit 10.06 hereto) between the Company and Jerry Shore. (Reference is made to Exhibit 10.07(c) of the Company's Annual Report on Form 10-K for the fiscal year ended March 1, 1998, Commission File No. 1-4415, which is incorporated herein by reference. This exhibit
           is a management contract or compensatory plan or
           arrangement.)                                             -

10.07      Lease dated April 15, 1988 between FiberCote
           Industries, Inc. (lease was initially entered into by
           USP Composites, Inc., which subsequently changed its
           name to FiberCote Industries, Inc.) and Geoffrey Etherington, II regarding real property located at 172
           East Aurora Street, Waterbury, Connecticut. (Reference
           is made to Exhibit 10.08 of the Company's Annual Report
           on Form 10-K for the fiscal year ended February 26,
           1995, Commission File No. 1-4415, which is incorporated
           herein by reference.)                                     -

10.07(a)   Amendment to Lease dated December 21, 1992 to Lease
           dated April 15, 1988 (see Exhibit 10.07 hereto) between FiberCote Industries, Inc. and Geoffrey Etherington II regarding real property located at 172 East Aurora
           Street, Waterbury, Connecticut. (Reference is made to
           Exhibit 10.08(a) of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415, which is incorporated
           herein by reference.)                                     -

10.07(b)   Letter dated June 30, 1997 from FiberCote Industries,
           Inc. to Geoffrey Etherington II extending the Lease
           dated April 15, 1988 (see Exhibit 10.07 hereto) between FiberCote Industries, Inc. and Geoffrey Etherington II regarding real property located at 172 East Aurora
           Street, Waterbury Connecticut. (Reference is made to
           Exhibit 10.08(b) of the Company's Annual Report on Form 10-K for the fiscal year ended March 1, 1998,
           Commission File No. 1-4415, which is incorporated
           herein by reference.)                                     -

10.08      Lease dated August 31, 1989 between Nelco Technology,
           Inc. and Cemanudi Associates regarding real property
           located at 1104 West Geneva Drive, Tempe, Arizona.
           (Reference is made to Exhibit 10.11 of the Company's
           Annual Report on Form 10-K for the fiscal year ended
           March 3, 1996, Commission File No. 1-4415, which is
           incorporated herein by reference.)                        -

10.08(a)   First Amendment to Lease dated October 21, 1994 to
           Lease dated August 31, 1989 (see Exhibit 10.08 hereto) between Nelco Technology, Inc. and Cemanudi Associates regarding real property located at 1104 West Geneva
           Drive, Tempe, Arizona. (Reference is made to Exhibit 10.11(a) of the Company's Annual Report on Form 10-K
           for the fiscal year ended February 26, 1995, Commission File No. 1-4415, which is incorporated herein by
           reference.)                                               -

10.09      Lease dated March 24, 1995 between Nelco Technology,
           Inc. and CMD Southwest Inc. regarding real property
           located at 1131 West Fairmont, Tempe, Arizona.
           (Reference is made to Exhibit 10.12 of the Company's
           Annual Report on Form 10-K for the fiscal year ended
           March 3, 1996, Commission File No. 1-4415, which is
           incorporated herein by reference.)                        -

10.09(a)   First Amendment to Lease dated January 18, 1996 to
           Lease dated March 24, 1995 (see Exhibit 10.09 hereto) between Nelco Technology, Inc. and CMD Southwest Inc. regarding real property located at 1131 West Fairmont, Tempe, Arizona. (Reference is made to Exhibit 10.12(a)
           of the Company's Annual Report on Form 10-K for the
           fiscal year ended March 3, 1996, Commission File No. 1-
           4415, which is incorporated herein by reference.)         -

10.10      Lease dated December 12, 1990 between Neltec, Inc. and
           NZ Properties, Inc. regarding real property located at
           1420 W. 12th Place, Tempe, Arizona. (Reference is made
           to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1997,
           Commission File No. 1-4415, which is incorporated
           herein by reference.)                                     -

10.10(a) Letter dated January 8, 1996 from Neltec, Inc. to NZ Properties, Inc. exercising its option to extend the
           Lease dated December 12, 1990 (see Exhibit 10.10
           hereto) between Neltec, Inc. and NZ Properties, Inc. regarding real property located at 1420 W. 12th Place, Tempe, Arizona. (Reference is made to Exhibit 10.13(a)
           of the Company's Annual Report on Form 10-K for the
           fiscal year ended March 2, 1997, Commission File No. 1-
           4415, which is incorporated herein by reference.)         -

10.11      Lease dated January 8, 1992 between Nelco Technology,
           Inc. and CMD Southwest, Inc. regarding real property
           located at 1135 West Geneva Drive, Tempe, Arizona.
           (Reference is made to Exhibit 10.15 of the Company's
           Annual Report on Form 10-K for the fiscal year ended
           March 1, 1992, Commission File No. 1-4415, which is
           incorporated herein by reference.)                        -

10.11(a)   First Amendment dated July 8, 1996 to Lease dated
           January 8, 1992 (see Exhibit 10.11 hereto) between
           Nelco Technology, Inc. and CMD Southwest, Inc.
           regarding real property located at 1135 West Geneva
           Drive, Tempe, Arizona. (Reference is made to Exhibit
           10.15(a) of the Company's Annual Report on Form 10-K
           for the fiscal year ended March 2, 1997, Commission
           File No. 1-4415, which is incorporated herein by
           reference.)                                               -

10.12 Tenancy Agreement dated October 8, 1992 between Nelco Products Pte. Ltd. and Jurong Town Corporation regarding real property located at 36 Gul Lane, Jurong Town, Singapore. (Reference is made to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-
           4415, which is incorporated herein by reference.)         -

10.12(a) Tenancy Agreement dated November 3, 1995 between Nelco Products Pte. Ltd. and Jurong Town Corporation regarding real property located at 36 Gul Lane, Jurong Town, Singapore. (Reference is made to Exhibit 10.16(a)
           of the Company's Annual Report on Form 10-K for the
           fiscal year ended March 2, 1997, Commission File No. 1-
           4415, which is incorporated herein by reference.)         -

10.13      Lease Contract dated February 26, 1988 between the New
           York State Department of Transportation and the
           Edgewater Stewart Company regarding real property
           located at 15 Governor Drive in the Stewart
           International Airport Industrial Park, New Windsor, New York. (Reference is made to Exhibit 10.19 of the
           Company's Annual Report on Form 10-K for the fiscal
           year ended February 26, 1995, Commission File No. 1-
           4415, which is incorporated herein by reference.)         -

10.13(a)   Assignment and Assumption of Lease dated February 16,
           1995 between New England Laminates Co., Inc. and the Edgewater Stewart Company regarding the assignment of the Lease Contract (see Exhibit 10.13 hereto) for the
           real property located at 15 Governor Drive in the
           Stewart International Airport Industrial Park, New
           Windsor, New York. (Reference is made to Exhibit
           10.19(a) of the Company's Annual Report on Form 10-K
           for the fiscal year ended February 26, 1995, Commission File No. 1-4415, which is incorporated herein by
           reference.)                                               -

10.13(b)   Lease Amendment No. 1 dated February 17, 1995 between
           New England Laminates Co., Inc. and the New York State Department of Transportation to Lease Contract dated February 26, 1988 (see Exhibit 10.13 hereto) regarding the real property located at 15 Governor Drive in the Stewart International Airport Industrial Park, New
           Windsor, New York. (Reference is made to Exhibit
           10.19(b) of the Company's Annual Report on Form 10-K
           for the fiscal year ended February 26, 1995, Commission
           File No. 1-4415, which is incorporated herein by          -
           reference.)

10.14      Sale and Purchase Agreement dated 29 October 1997
           between Dieter G. Weiss, Lothar Hubert Reinartz, Nelco
           International Corporation and Park Electrochemical
           Corp. relating to the sale and purchase of shares of
           capital in Dielektra GmbH. (Reference is made to
           Exhibit 10.01 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1997,
           Commission File No. 1-4415, which is incorporated
           herein by reference.)                                     -

21.01      Subsidiaries of the Company                               60

23.01      Consent of Ernst & Young LLP                              61





                                                          EXHIBIT 21.01


                  SUBSIDIARIES OF PARK ELECTROCHEMICAL CORP.


The following table lists Park's subsidiaries and the jurisdiction in which each such subsidiary is organized.


               Name                 Jurisdiction of
                                     Incorporation
Dielectric Polymers, Inc.           Massachusetts
Dielektra GmbH                      Germany
FiberCote Industries, Inc.          Connecticut
Nelco GmbH                          West Germany
Nelco Products, Inc.                Delaware
Nelco Products Pte. Ltd.            Singapore
Nelco Products Snd. Bhd.            Malaysia
Nelco S.A.                          France
Nelco STS, Inc.                     Delaware
Nelco Technology, Inc.              Delaware
Neltec, Inc.                        Delaware
Neltec S.A.                         France
Neluk, Inc.                         Delaware
New England Laminates Co., Inc.     New York
New England Laminates (U.K.) Ltd.   England
Park Advanced product Development   Delaware
Corp.
ParkNelco SNC                       France
Technocharge Limited                England









                                                           Exhibit 23.01






INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in the Registration Statements Nos. 33-3777, 33-16650, 33-55383, 33-63956 and 333-12463 on Form S-8 of our
report, dated April 27, 2001, with respect to the consolidated financial statements and schedule of Park Electrochemical Corp. included in the Annual Report on Form 10-K of Park Electrochemical Corp. for the fiscal year ended February 25, 2001.




ERNST & YOUNG LLP



New York, New York
May 23, 2001