Form 10-Q
period 2001-05-27
PARK ELECTROCHEMICAL CORP
filed 2001-07-10
CIK 76267

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 27, 2001

                                  OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to__________

                   Commission file Number     1-4415

                      PARK ELECTROCHEMICAL CORP.
         Exact Name of Registrant as Specified in Its Charter

                New York                       11-1734643
     (State or Other Jurisdiction of        (I.R.S. Employer
     Incorporation or Organization)        Identification No.)

 __5 Dakota Drive, Lake Success, N.Y.             11042
(Address of Principal Executive Offices)       (Zip Code)

Registrant's Telephone Number, Including Area Code   (516) 354-4100

                            Not Applicable
          ------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year,
                     if Changed Since Last Report)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X} No[ }

           APPLICABLE ONLY TO ISSERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution
of securities under a plan confirmed by a court.   Yes { }     No { }

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 19,390,416 as of July 6, 2001.








































                      PARK ELECTROCHEMICAL CORP.
                           AND SUBSIDIARIES

                           TABLE OF CONTENTS



                                                         Page
PART I.    FINANCIAL INFORMATION:                        Number

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets
            May 27, 2001 (Unaudited) and February 25,       3
           2001

           Consolidated Statements of Earnings
            13 weeks ended May 27, 2001 and May 28, 2000
           (Unaudited)                                      4

           Condensed Consolidated Statements of Cash
           Flows
            13 weeks ended May 27, 2001 and May 28, 2000    5
           (Unaudited)

           Notes to Condensed Consolidated Financial
           Statements (Unaudited)                           6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations    9

           Factors That May Affect Future Results           12

  Item 3.  Quantitive and Qualitative Disclosures About
           Market Risk                                      12


PART II.   OTHER INFORMATION:

  Item 1.  Legal Proceedings                                13

  Item 6.  Exhibits and Reports on Form 8-K                 13


SIGNATURES                                                  14


                    PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                      PARK ELECTROCHEMICAL CORP.
                           AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Amounts in thousands)

                                       May 27,
                                         2001       February 25,
                                     (Unaudited)       2001*
ASSETS
Current assets:
 Cash and cash equivalents          $149,506        $123,726
 Marketable securities                17,461          32,017
 Accounts receivable, net             40,002          71,105
 Inventories (Note 2)                 20,932          32,307
 Prepaid expenses and other current    8,146           9,456
assets
   Total current assets              236,047         268,611

Property, plant and equipment, net   147,503         159,309

Other assets                             722           2,661
   Total                            $384,272        $430,581

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities:
 Accounts payable                   $ 15,189        $ 29,481
 Accrued liabilities                  36,200          39,052
 Income taxes payable                  3,086          11,567
   Total current liabilities          54,475          80,100

Long-term debt (Note 3)                 -             97,672

Deferred income taxes                 13,279          12,679

Deferred pension liability and        10,712          11,224
other

Stockholders' equity:
 Common stock                          2,037           2,037
 Additional paid-in capital          130,245          57,318
 Retained earnings                   187,375         203,150
 Treasury stock, at cost              (6,140)        (27,835)
 Accumulated other non-owner          (7,711)         (5,764)
changes

   Total stockholders' equity        305,806         228,906
   Total                            $384,272        $430,581

*The balance sheet at February 25, 2001 has been derived from the audited financial statements at that date.


                      PARK ELECTROCHEMICAL CORP.
                           AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF EARNINGS
           (Amounts in thousands, except per share amounts)

                                            13 Weeks Ended
                                              (Unaudited)
                                          May 27,    May 28,
                                            2001       2000

Net sales                                $ 69,102   $120,159

Cost of sales                              65,836     96,464

Gross profit                                3,266     23,695

Selling, general and administrative         9,492     11,927
expenses

Loss on sale of NTI and closure of
related support facility (Note 4)          15,707       -

Other severance costs                         681       -

(Loss)/Income from operations             (22,614)    11,768

Other income:
 Interest and other income, net             1,740      1,809
 Interest expense                            -         1,402

   Total other income                       1,740        407

(Loss)/Earnings before income taxes       (20,874)    12,175

Income tax (benefit)/provision             (6,262)     3,346

Net (loss)/earnings                      $(14,612)  $  8,829

(Loss)/Earnings per share (Note 5):
 Basic                                    $ (.75)     $  .56
 Diluted                                  $ (.75)     $  .50

Weighted average number of common and
common equivalent shares outstanding:
 Basic                                     19,420     15,858
 Diluted                                   19,420     19,602

Dividends per share                        $ .06      $  .06

                      PARK ELECTROCHEMICAL CORP.
                           AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Amounts in thousands)

                                            13 Weeks Ended
                                             (Unaudited)
                                          May 27,      May 28,
                                           2001        2000
Cash flows from operating
activities:
 Net (loss) earnings                      $(14,612)    $ 8,829
 Depreciation and amortization               4,292       3,967
 Loss on sale of fixed assets               10,636        -
 Impairment of fixed assets                  2,058        -
 Change in operating assets and             18,446       9,993
liabilities

Net cash provided by operating            $ 20,820     $22,789
activities

Cash flows from investing
activities:
 Purchases of property, plant and
equipment, net                              (6,548)     (9,719)

 Purchases of marketable securities           -         (8,902)
 Proceeds from sales and maturities
of marketable securities                    14,565      24,674

  Net cash provided by investing
activities                                   8,017       6,053

Cash flows from financing activities:
 Redemption of long-term debt (Note 3)      (1,738)       -
 Dividends paid                             (1,163)       (361)
 Proceeds from exercise of stock options       601          68

  Net cash used in financing activities     (2,300)       (293)

Increase in cash and cash equivalents before
 exchange rate changes                      26,537      28,549

Effect of exchange rate changes on cash
 and cash equivalents                         (757)     (1,522)

Increase in cash and cash equivalents       25,780      27,027
Cash and cash equivalents, beginning
of period                                  123,726      53,153

Cash and cash equivalents, end of
period                                    $149,506     $80,180

Supplemental cash flow information:
 Cash paid during the period for:
  Interest                                    -        $ 2,750
  Income taxes                            $    668         480





                      PARK ELECTROCHEMICAL CORP.
                           AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of May 27, 2001, the consolidated statements of earnings for the 13 weeks ended May 27, 2001 and May 28, 2000, and the condensed consolidated statements of cash flows for the 13 weeks then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at May 27, 2001, and the results of operations and cash flows for all periods presented, have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 2001.

2.   INVENTORIES

     Inventories consist of the following:
                                    (Amounts in thousands)
                                     May 27,   February 25,
                                      2001        2001
     Raw materials                  $10,167      $14,988
     Work-in-process                  3,133        5,075
     Finished goods                   6,736       11,319
     Manufacturing supplies             896          925
                                    $20,932      $32,307

3.   LONG-TERM DEBT

      On March 1, 2001, $95,934,000 principal amount of the Company's 5.5% Convertible Subordinated Notes due March 1, 2006 were converted into 3,410,908 shares of the Company's common stock, and the remaining $1,738,000 principal amount of the Notes were redeemed by the Company on March 2, 2001 for cash.

4.   SALE OF NELCO TECHNOLOGY, INC.

     On April 27, 2001, the Company sold the assets and business of its wholly owned subsidiary, Nelco Technology, Inc. ("NTI"), to Dynamic Details Incorporated, Arizona, a wholly owned subsidiary of DDi Corp. NTI was a manufacturer of semi-finished printed circuit boards, commonly known as mass lamination. The Company recorded a charge of $15.7 million in its fiscal 2002 first quarter in connection with this sale and the closure of a related support facility.

5.   EARNINGS PER SHARE

     The  following  table  sets  forth the calculation  of  basic  and diluted  earnings per share for the periods specified (amounts  in thousands, except per share amounts):
                                           13 Weeks Ended
                                         May 27,      May 28,
                                           2001          2000
     Net(loss)/income for basic          $14,612)     $ 8,829
     EPS
     Add interest on 5.5%
     Convertible Subordinated               -             944
     Notes, net of taxes
     Net income for diluted EPS         $(14,612)     $ 9,773

     Weighted average common
     shares outstanding for basic EPS    $19,420       $15,859
     Net effect of dilutive options            *           188
     Assumed conversion of 5.5%
     Convertible Subordinated Notes         -            3,555
     Weighted average shares
     outstanding for diluted EPS          19,420        19,602
     EPS-basic                           $( 0.75)       $ 0.56
     EPS-diluted                         $( 0.75)       $ 0.50

     *For the 13 weeks ended May 27, 2001, the effect of employee stock options was not considered because it was anti-dilutive.

6.   BUSINESS SEGMENTS

     The Company's specialty adhesive tape and film business, advanced composite materials business and plumbing hardware business were previously aggregated into the engineered materials and plumbing hardware segment. During fiscal 2001, the Company closed and liquidated its plumbing hardware business. In fiscal 2001, 2000 and 1999, the specialty adhesive tape, advanced composite materials and plumbing hardware businesses comprised less than 10% of the Company's consolidated revenues and assets, and therefore, the Company considers itself to operate in one business segment. The Company's electronic materials products are marketed primarily to leading independent printed circuit board fabricators, electronic manufacturing service companies, electronic contract manufacturers and, to a lesser extent, major electronic original equipment manufacturers ("OEMs") located throughout North America, Europe and Asia. The Company's specialty adhesive tape and advanced composite materials customers, the majority of which are located in the United States, include OEMs, independent firms and distributors in the electronics, aerospace and industrial industries.

     Sales are attributed to geographic region based upon the region from which the materials were shipped to the customer. Sales between geographic regions were not significant.

     Financial information concerning the Company's operations by geographic area follows (in thousands):

                                      13 Weeks Ended
                                    May 27,     May 28,
                                      2001       2000
     Sales:
     North America                 $ 41,459    $ 72,469
     Europe                          16,981      29,267
     Asia                            10,662      18,423

       Total sales                 $ 69,102    $120,159

     Assets:
     North America                 $211,716    $235,565
     Europe                          69,008      71,083
     Asia                           103,548      79,356

       Total Assets                $384,272    $386,004

7.   COMPREHENSIVE (LOSS) INCOME

     Total comprehensive (loss) income for the 13 weeks ended May 27, 2001 and May 28, 2000 was ($16,559,000) and $6,355,000,
     respectively. Comprehensive (loss) income consists primarily of net (loss) income and foreign currency translation adjustments.

8.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes standards for the recognition and measurement of derivatives and hedging activities and requires all derivative instruments to be recorded on the balance sheet at fair value. This statement is effective for fiscal years beginning after June 15, 2000. The Company's policy is to enter into forward foreign currency contracts only to hedge specific transactions in order to reduce exposure to foreign exchange risks. The adoption of these standards did not have a material effect on the Company's consolidated results of operation or financial position.

























Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Park is a leading global designer and producer of advanced electronic materials used to fabricate complex multilayer printed circuit boards and other electronic interconnect systems. The Company's customers include leading independent printed circuit board fabricators, electronic manufacturing service companies, electronic contract manufacturers and major electronic original equipment manufacturers in the computer, telecommunications, transportation, aerospace and instrumentation industries.

        The Company's sales declined dramatically in the three-month period ended May 27, 2001, with steep declines in sales by the Company's North American, European and Asian operations. The earnings growth that the Company achieved during its 2001 and 2000 fiscal years halted in the 2002 fiscal year first quarter as a result of a severe downturn in the global electronics industry.

Three  Months Ended May 27, 2001 Compared with Three Months  Ended  May
28, 2000

        The Company experienced a sharp decline in its results of operations for the three-month period ended May 27, 2001 as the North American, European and Asian markets for sophisticated printed circuit materials experienced severe downturns during the 2002 fiscal year first quarter.

        In addition, the Company incurred a non-recurring, pre-tax charge of $15.7 million during the 2002 fiscal year first quarter in connection with the sale of the assets and business of Nelco Technology, Inc. ("NTI"), the Company's wholly owned subsidiary that manufactured semi-finished printed circuit boards, commonly known as mass lamination, in Tempe, Arizona, and the closure of a related support facility in Arizona. NTI formerly supplied Delco Electronics Corporation with semi-finished printed circuit boards. The Company also incurred pre-tax severance charges of $0.7 million during the 2002 fiscal year first quarter related to the layoff of employees at the Company's continuing operations.

       Results of Operations

       Net sales for the three-month period ended May 27, 2001 declined 42% to $69.1 million from $120.2 million for last year's comparable period. This decrease in net sales was the result of lower unit volumes of materials shipped. The Company's foreign operations accounted for $27.6 million of net sales, or 40% of the Company's total net sales worldwide, during the three-month period ended May 27, 2001 compared with $47.7 million of sales, or 40% of total net sales worldwide, during last fiscal year's comparable period. Net sales by the Company's foreign operations during the 2001 fiscal year first quarter declined 42% from the 2001 fiscal year comparable period. The decline in sales by foreign operations was due to decreases in sales in both Asia and Europe.

       The gross margin for the Company's worldwide operations was 4.7% during the three-month period ended May 27, 2001 compared with 19.7% for last fiscal year's comparable period. The deterioration in the gross margin was attributable to the significant decline in sales volume compared with last fiscal year's comparable period. Although the Company's cost of sales decreased significantly as a result of lower production volumes and cost reduction measures implemented by the Company, including significant employee lay-offs and annual salary increase deferrals, the declines in sales and production volumes resulted in lower volumes to absorb overhead costs and, consequently, an increase in the cost of sales as a percentage of net sales.

        Although selling, general and administrative expenses declined $2.4 million, or 20%, during the three-month period ended May 27, 2001 compared with last year's comparable period, these expenses measured as a percentage of sales, were 13.7% during the three-month period ended May 27, 2001 compared with 9.9% during last fiscal year's comparable period. This increase resulted from proportionately lower sales compared to the comparable period during the last fiscal year.

        For the reasons set forth above, income from operations including the non-recurring, pre-tax charges described above, related to the sale of NTI and the closure of a related support facility and severance for the lay-off of employees at the Company's continuing operations, declined to a loss of $22.6 million for the three month period ended May 27, 2001 from a profit of $11.8 million for last year's comparable period.

        Interest and other income, principally investment income, was $1.7 million for the three-month period ended May 27, 2001 compared with $1.8 million for last fiscal year's comparable period. The decrease in investment income was attributable to a decrease in prevailing interest rates. The Company's investments were primarily short-term taxable instruments and government securities. The Company incurred no interest expense for the three-month period ended May 27, 2001 compared with approximately $1.4 million during last fiscal year's comparable period. The Company's interest expense was related primarily to its $100 million principal amount of 5.5% Convertible Subordinated Notes due 2006 issued in 1996, $2,328,000 principal amount of which were converted into 82,750 shares of the Company's common stock prior to February 25, 2001, the end of the Company's 2001 fiscal year, $95,934,000 of which were converted into 3,410,908 of the Company's common stock on March 1, 2001, and $1,738,000 of which were redeemed by the Company for cash on March 2, 2001.

        The Company's effective income tax rate for the three-month period ended May 27, 2001 was 30.0% compared with 27.5% for last fiscal year's comparable period. This increase in the effective tax rate was primarily the result of a change in the Company's income mix among the tax jurisdictions in which the Company does business.

        Net earnings, including the non-recurring, pre-tax charges, described above, related to the sale of NTI and the closure of a related support facility and severance for the lay-off of employees at the Company's continuing operations, for the three-month period ended May 27, 2001 declined to a net loss of $14.6 million from a profit of $8.8 million for last fiscal year's comparable period. Basic and diluted earnings per share decreased from $0.56 and $0.50, respectively, for the three-month period ended May 28, 2000 to a loss of $0.75 per share including the non-recurring, pre-tax charges for the three-month period ended May 27, 2001.

Liquidity and Capital Resources:

        At May 27, 2001, the Company's cash and temporary investments were $167.0 million compared with $155.7 million at February 25, 2001, the end of the Company's 2001 fiscal year. The increase in the Company's cash and investment position at May 27, 2001 was attributable to cash provided from operating activities in excess of investments in property, plant and equipment, as discussed below, and proceeds from the sale of NTI. The Company's working capital was $181.6 million at May 27, 2001 compared with $188.5 million at February 25, 2001. The decrease at May 27, 2001 compared with February 25, 2001 was due principally to significantly lower accounts receivable and inventories, offset partially by lower accounts payable and higher cash and temporary investments. The Company's current ratio (the ratio of current assets to current liabilities) was 4.3 to 1 at May 27, 2001 compared with 3.4 to 1 at February 25, 2001.

       During the three months ended May 27, 2001, cash provided by the Company's operations, before depreciation and amortization and before non-cash losses related to the sale and impairment of fixed assets, of $2.4 million was augmented by a significant net reduction in working capital items, resulting in $20.8 million of cash provided from operating activities. During the three months ended May 27, 2001, the Company expended $9.5 million for the purchase of property, plant and equipment. Net expenditures for property, plant and equipment were $51.8 million in the 2001 fiscal year and $27.7 million in the 2000 fiscal year. During its 2000 fiscal year, the Company commenced significant expansions of its electronic materials manufacturing facilities in California and New York, which it expects to complete in its 2002 fiscal year; and during the 2001 fiscal year, the Company commenced a significant expansion of its higher technology product line manufacturing facility in Arizona, which was completed in the 2002 fiscal year first quarter. During the 2002 fiscal year, the Company will begin a significant expansion of its electronic materials manufacturing facility in Singapore, which will involve total capital spending of approximately $25 million during the 2002 and 2003 fiscal years.

        At May 27, 2001, the Company had no long-term debt. The Company believes its financial resources will be sufficient, for the foreseeable future, to provide for continued investment in property, plant and equipment and for general corporate purposes. Such resources would also be available for appropriate acquisitions and other expansion of the Company's business.

Environmental Matters:

        In the three-month periods ended May 27, 2001 and May 28, 2000, the Company charged less than $0.1 million against pretax income for environmental remedial response and voluntary cleanup costs (including legal fees). While annual expenditures have generally been constant from year to year and may increase over time, the Company expects it will be able to fund such expenditures from cash flows from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At May 27, 2001 and February 25 2001, the recorded liability in accrued liabilities for environmental matters was approximately $4.4 million. Management does not expect that environmental matters will have a material adverse effect on the liquidity, capital resources, business or consolidated financial position of the Company.

Factors that May Affect Future Results.

        Certain portions of this Report which do not relate to historical financial information may be deemed to constitute forward-looking statements that are subject to various factors which could cause actual results to differ materially from Park's expectations or from results which might be projected, forecast, estimated or budgeted by the Company in forward-looking statements. Such factors include, but are not limited to, general conditions in the electronics industry, the Company's competitive position, the status of the Company's relationships with its customers, economic conditions in international markets, the cost and availability of utilities, and the various factors set forth under the caption "Factors That May Affect Future Results" after Item 7 of Park's Annual Report on Form 10-K for the fiscal year ended February 25, 2001.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

        The Company is exposed to market risks for changes in foreign currency exchange rates and interest rates. The Company's primary foreign currency exchange exposure relates to the translation of the financial statements of foreign subsidiaries using currencies other than the U.S. dollar as their functional currency. The Company does not believe that a 10% fluctuation in foreign exchange rates would have had a material impact on its consolidated results of operations or financial position. The exposure to market risks for changes in interest rates relates to the Company's short-term investment portfolio. This investment portfolio is managed by outside professional managers in accordance with guidelines issued by the Company. These guidelines are designed to establish a high quality fixed income portfolio of government and highly rated corporate debt securities with a maximum weighted average maturity of less than one year. The Company does not use derivative financial instruments in its investment portfolio. Based on the average maturity of the investment portfolio at the end of the 2001 fiscal year and at May 27, 2001, a 10% increase in short-term interest rates would not have had a material impact on the consolidated results of operations or financial position of the Company.























                      PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

        In May 1998, the Company and its Nelco Techology, Inc. ("NTI") subsidiary in Arizona filed a complaint against Delco Electronics Corporation and the Delphi Automotive Systems unit of General Motors Corp. in the United States District Court for the District of Arizona. The complaint alleged, among other things, that Delco breached its contract to purchase semi-finished multilayer printed circuit boards from NTI and that Delphi interfered with NTI's contract with Delco, that Delco breached the covenant of good faith and fair dealing implied in the contract, that Delco engaged in negligent misrepresentation and that Delco fraudulently induced NTI to enter into the contract. The Company and NTI sought substantial compensatory and punitive damages.

        On November 28, 2000, after a five day trial in Phoenix, Arizona, a jury awarded damages to NTI in the amount of $32,280,000, and on December 12, 2000 the judge in the United States District Court entered judgment for NTI on its claim of breach of the implied covenant of good faith and fair dealing with damages in the amount of $32,280,000. Both parties filed motions for post-judgment relief and a new trial, all of which the judge denied, and both parties have filed notices to appeal the decision to the United States Court of Appeals for the Ninth Circuit in San Francisco.

         In  March  1998,  the  Company  had  been  informed  by  Delco
Electronics that Delco planned to close its printed circuit board fabrication plant and exit the printed circuit board manufacturing business. As a result, the Company's sales to Delco declined significantly during the three-month period ended May 31, 1998, were negligible during the three-month period ended August 30, 1998, have been nil since that time and are expected to be nil in future periods. During the Company's 1999 fiscal year first quarter and during its 1998 fiscal year and for several years prior thereto, more than 10% of the Company's total sales were to Delco Electronics Corporation; and the Company had been Delco's principal supplier of semi-finished multilayer printed circuit board materials for more than ten years. These materials were used by Delco to produce finished multilayer printed circuit boards. See "Factors That May Affect Future Results" after Item 2 of Part I of this Report.

Item 6.   Exhibits and Reports on Form 8-K.
   (a)  Exhibits:
        None
   (b) No reports on Form 8-K have been filed during the fiscal quarter ended May 27, 2001.



                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Park Electrochemical Corp.
                                   --------------------------
                                         (Registrant)


                                   /s/Brian E. Shore
Date:  July 6, 2001                ------------------------------
                                         Brian E. Shore
                                         President and
                                     Chief Executive Officer


                                   /s/Murray O. Stamer
Date:  July 6, 2001                ------------------------------
                                       Murray O. Stamer
                                   Senior Vice President, Finance
                                     Principal Financial Officer