Form 10-Q
period 2001-08-26
PARK ELECTROCHEMICAL CORP
filed 2001-10-09
CIK 76267

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14(d)OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 26, 2001

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

               APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 19,407,302 as of October 5, 2001.
                    PARK ELECTROCHEMICAL CORP.
                         AND SUBSIDIARIES

                         TABLE OF CONTENTS

                                                          Page
PART I.    FINANCIAL INFORMATION:                         Number

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets August
           26, 2001 (Unaudited) and February 25, 2001     3

           Consolidated Statements of Operations 13 weeks
           and 26 weeks ended August 26, 2001 and August
           27, 2000 (Unaudited)                           4

           Condensed Consolidated Statements of Cash
           Flows 26 weeks ended August 26, 2001 and
           August 27, 2000 (Unaudited)                    5

           Notes to Condensed Consolidated Financial
           Statements (Unaudited)                         6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations  9

           Factors That May Affect Future Results         12

  Item 3.  Quantitive and Qualitative Disclosures About
           Market Risk                                    12


PART II.   OTHER INFORMATION:

  Item 1.  Legal Proceedings                              13

  Item 6.  Exhibits and Reports on Form 8-K               13


SIGNATURES                                                14














                  PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                    PARK ELECTROCHEMICAL CORP.
                         AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS
                      (Amounts in thousands)

                                       August 26,
                                          2001      February 25,
                                      (Unaudited)      2001*
ASSETS
Current assets:
 Cash and cash equivalents            $141,986       $123,726
 Marketable securities                13,811          32,017
 Accounts receivable, net             32,517         71,105
 Inventories (Note 2)                 17,096         32,307
 Prepaid expenses and other current
assets                                10,348         9,456
   Total current assets               215,758        268,611

Property, plant and equipment, net    153,685        159,309

Other assets                          946            2,661
   Total                              $370,389       $430,581

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                     $ 16,468       $  29,481
 Accrued liabilities                  26,343         39,052
 Income taxes payable                 -              11,567
   Total current liabilities          42,811         80,100

Long-term debt (Note 3)               -              97,672

Deferred income taxes                 13,589         12,679

Deferred pension liability and other  11,267         11,224

Stockholders' equity:
 Common stock                         2,037          2,037
 Additional paid-in capital           130,249        57,318
 Retained earnings                    182,433        203,150
 Treasury stock, at cost              (6,128)        (27,835)
 Accumulated other non-owner changes  (5,869)        (5,764)

   Total stockholders' equity         302,722        228,906
   Total                              $370,389       $430,581

*The balance sheet at February 25, 2001 has been derived from the audited financial statements at that date.

                    PARK ELECTROCHEMICAL CORP.
                         AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
         (Amounts in thousands, except per share amounts)

                              13 Weeks Ended          26 Weeks Ended
                                (Unaudited)            (Unaudited)
                          August 26,  August 27,  August 26,  August
                                                              27,
                             2001        2000        2001        2000
Net sales                 $ 51,743    $129,902    $120,845    $250,061

Cost of sales             50,321      101,509     116,157     197,973

Gross profit              1,422       28,393      4,688       52,088

Selling, general and
administrative expenses   8,428       12,572      17,920      24,499

Loss on sale of NTI and
closure of related
support facility (Note 4) -           -           15,707      -

Other severance costs     -           -           681         -

(Loss)/income from
operations                (7,006)     15,821      (29,620)    27,589

Other income/(expense):
 Interest and other
income, net               1,607       2,055       3,347       3,864
 Interest expense         -           (1,402)     -           (2,804)

   Total other income     1,607       653         3,347       1,060

(Loss)/earnings before
income taxes              (5,399)     16,474      (26,273)    28,649

Income tax
(benefit)/provision       (1,620)     4,819       (7,882)     8,165

Net (loss)/earnings       $ (3,779)   $ 11,655_   $(18,391)   $ 20,484

(Loss)/earnings per share
(Note 5):
 Basic                    $ (.19)      $  .73       $ (.94)     $ 1.29
 Diluted                  $ (.19)      $  .63       $ (.94)     $ 1.13

Weighted average number
of common and common
equivalent shares
outstanding:
 Basic                    19,545      15,882      19,482      15,870
 Diluted                     19,545   19,939      19,482      19,771

Dividends per share          $  .06   $  .05       $  .12      $  .11


                    PARK ELECTROCHEMICAL CORP.
                         AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Amounts in thousands)

                                          26 Weeks Ended
                                            (Unaudited)
                                      August 26,   August 27,
                                         2001         2000
Cash flows from operating activities:
 Net (loss) earnings                  $(18,391)    $20,484
 Depreciation and amortization        8,391        8,201
 Loss on sale of fixed assets         10,636       -
 Impairment of fixed assets           2,058        -
 Change in operating assets and
liabilities                           16,040       6,267

  Net cash provided by operating      $ 18,734     $34,952
activities

Cash flows from investing activities:
 Purchases of property, plant and
equipment, net
                                      (15,425)     (19,702)
 Purchases of marketable securities   -            (67,659)
 Proceeds from sales and maturities
of marketable securities              18,022       47,036

  Net cash provided/(used) by
investing activities                  2,597        (40,325)

Cash flows from financing activities:
Redemption of long-term debt (Note3)  (1,738)      -
 Dividends paid                       (2,326)      (1,676)
 Proceeds from exercise of stock
options                               617          447

  Net cash used in financing
activities                            (3,447)      (1,229)

Increase/(decrease) in cash and cash
equivalents before exchange rate
changes                               17,884       (6,602)

Effect of exchange rate changes on
cash and cash equivalents             376          (1,511)

Increase/(decrease) in cash and cash
equivalents                           18,260        (8,113)
Cash and cash equivalents, beginning
of period                             123,726      53,153

Cash and cash equivalents, end of
period                                $141,986     $45,040

Supplemental cash flow information:
 Cash paid during the period for:
  Interest                            -            $ 2,750
  Income taxes                        $  4,875     3,739



                    PARK ELECTROCHEMICAL CORP.
                         AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of August 26, 2001, the consolidated statements of operations for the 13 weeks and 26 weeks ended August 26, 2001 and August 27, 2000, and the condensed consolidated statements of cash flows for the 26 weeks then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at August 26, 2001, and the results of operations and cash flows for all periods presented, have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 2001.

2.   INVENTORIES

     Inventories consisted of the following:
                                    (Amounts in thousands)
                                   August 26,  February 25,
                                      2001         2001
     Raw materials                 $ 9,058     $14,988
     Work-in-process               2,822       5,075
     Finished goods                4,512       11,319
     Manufacturing supplies        704         925
                                   $17,096     $32,307

3.   LONG-TERM DEBT

     On March 1, 2001, $95,934,000 principal amount of the Company's 5.5% Convertible Subordinated Notes due March 1,
     2006 was converted into 3,410,908 shares of the Company's common stock, and the remaining $1,738,000 principal amount of the Notes was redeemed by the Company on March 2, 2001 for cash.

4.   SALE OF NELCO TECHNOLOGY, INC.

     On April 27, 2001, the Company sold the assets and business of its wholly owned subsidiary, Nelco Technology, Inc. ("NTI"), to Dynamic Details Incorporated, Arizona, a wholly owned subsidiary of DDi Corp. NTI was a manufacturer of semi-finished printed circuit boards, commonly known as mass lamination. The Company recorded a charge of $15,707,000 in its fiscal 2002 first quarter in connection with this sale and the closure of a related support facility. At August 26, 2001, there was $745,000 of accrued liabilities remaining related to this sale and closure.

5.   EARNINGS PER SHARE

     The following table sets forth the calculation of basic and diluted earnings per share for the periods specified (amounts in thousands, except per share amounts):

<caption>                   13 weeks ended       26 weeks ended
                         August 26,   August    August     August
                           2001        27,        26,       27,
                                       2000      2001       2000
Net (loss)/income for    $(3,779)   $11,655     $(18,391)   $ 20,484
basic EPS
Add interest on 5.5%
Convertible Subordinated -          911         -           1,823
Notes, net of taxes
Net (loss)/income for    $(3,779)   $12,566     $(18,391)   $22,307
diluted EPS

Weighted average common
shares outstanding for
basic EPS                19,545     15,882      19,482      15,870
Net effect of dilutive
options                  *          503         *           347
Assumed conversion of
5.5% Convertible
Subordinated Notes       -          3,554       -           3,554
Weighted averages shares
outstanding for diluted  19,545     19,939      19,482      19,771
EPS

Basic (loss)/earnings    $  (.19)   $   .73     $  (.94)    $  1.29
per share
Diluted (loss)/earnings  $  (.19)   $   .63     $  (.94)    $  1.13
per share

*For the 13 weeks and 26 weeks ended August 26, 2001, the effect of employee stock options was not considered because it was anti-dilutive.

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

     Financial information concerning the Company's operations by geographic area follows (amounts in thousands):

                          13 weeks ended       26 weeks ended
                         August    August     August    August
                          26,        27,        26,       27,
                          2001      2000       2001      2000
     Sales:
     North America     $ 29,698   $ 78,489   $ 71,157  $150,958
     Europe            13,300     30,977     30,281    60,244
     Asia              __ 8,745   __20,436   __19,407  __38,859

       Total sales     $ 51,743   $129,902   $120,845  $250,061


                                  August 26,   August 27,
                                     2001         2000
     Assets
     North America                $201,994     $244,497
     Europe                       64,929       70,652
     Asia                         103,466      85,017
        Total assets              $370,389     $400,166

7.   COMPREHENSIVE (LOSS) INCOME

     Total comprehensive (loss) income for the 13 weeks ended August 26, 2001 and August 27, 2000 was $(1,937,000) and
     $10,579,000, respectively. Total comprehensive (loss) income for the 26 weeks ended August 26, 2001 and August 27, 2000 was $(18,496,000) and $16,934,000, respectively.
     Comprehensive (loss) income consisted primarily of net (loss) income and foreign currency translation adjustments.


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

      The Company's sales declined dramatically in the three-month and six-month periods ended August 26, 2001, with steep declines in sales by the Company's North American, European and Asian operations. The earnings growth that the Company achieved during its 2001 and 2000 fiscal years halted in the 2002 fiscal year first half as a result of a severe downturn in the global electronics industry.

Three and Six Months Ended August 26, 2001 Compared with Three and Six Months Ended August 27, 2000

      The Company experienced a sharp decline in its results of operations for the three-month and six-month periods ended August 26, 2001 as the North American, European and Asian markets for sophisticated printed circuit materials experienced severe downturns during the 2002 fiscal year first half.

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

     Results of Operations

      Net Sales for the three-month and six-month periods ended August 26, 2001 declined 60% to $51.7 million and 52% to $120.8 million, respectively, from $129.9 million and $250.1 million for last fiscal year's comparable periods. These decreases in net sales were the result of lower unit volumes of materials shipped.

      The Company's foreign operations accounted for $22.0 million and $49.7 million, respectively, of sales, or 43% and 41% of the Company's total sales worldwide, during the three-month and six-month periods ended August 26, 2001 compared with $51.4 million and $99.1 million, respectively, of sales, or 40% of total sales worldwide, during last fiscal year's comparable periods. Net sales by the Company's foreign operations during the three-month and six-month periods ended August 26, 2001 declined 57% and 50%, respectively, from the 2001 fiscal year comparable periods. The declines in sales by foreign operations were due to decreases in sales in both Asia and Europe.

     The gross margins for the Company's worldwide operations were 2.7% and 3.9%, respectively, during the three-month and six-month periods ended August 26, 2001 compared with 21.9% and 20.8%, respectively, for last fiscal year's comparable periods. The deteriorations in the gross margins were attributable to the significant declines in sales volumes compared with last fiscal year's comparable periods. Although the Company's cost of sales decreased significantly as a result of lower production volumes and cost reduction measures implemented by the Company, including significant employee lay-offs and annual salary increase deferrals, the declines in sales and production volumes resulted in lower volumes to absorb overhead costs and, consequently, increases in the costs of sales as percentages of net sales in the three-month and six-month periods ended August 26, 2001.

       Although selling, general and administrative expenses declined by $4.1 million and $6.6 million, respectively, or by 33% and 27%, during the three-month period and six month period, respectively, ended August 26, 2001 compared with last year's comparable period, these expenses, measured as a percentage of sales, were 16.2% and 14.8% during the three-month period and six-month period, respectively, ended August 26, 2001 compared with 9.7% and 9.8%, respectively, during last fiscal year's comparable periods. The increases in the selling, general and administrative expenses as percentages of sales in the 2002 fiscal year periods resulted from proportionately lower sales compared to the comparable periods during the last fiscal year.

      For the reasons set forth above, income from operations for the three-month period ended August 26, 2001 declined to a loss of $7.0 million from a profit of $15.8 million for last fiscal year's comparable period, and income from operations, including the non-recurring, pre-tax charges described above, related to the sale of NTI and the closure of a related support facility and severance for the lay-off of employees at the Company's continuing operations, declined to a loss of $29.6 million for the six-month period ended August 26,2001 from a profit of $27.6 million for last year's comparable period.

     Interest and other income, principally investment income, was $1.6 million and $3.3 million, respectively, for the three-month and six-month periods ended August 26, 2001 compared with $2.1 million and $3.9 million, respectively, for last fiscal year's comparable periods. The decreases in investment income were attributable to decreases in prevailing interest rates. The
Company's investments were primarily short-term taxable instruments. The Company incurred no interest expense for the three-month and six-month periods ended August 26, 2001 compared with $1.4 million and $2.8 million, respectively, during last fiscal year's comparable periods. The Company's interest expense was related primarily to its $100 million principal amount of 5.5% Convertible Subordinated Notes due 2006 issued in 1996, $2,328,000 principal amount of which was converted into 82,750 shares of the Company's common stock prior to February 25,2001, the end of the Company's 2001 fiscal year, $95,934,000 of which was converted into 3,410,908 shares of the Company's common stock on March 1, 2001, and $1,738,000 of which was redeemed by the Company for cash on March 2, 2001.

      The Company's effective income tax rate for the three-month period ended August 26, 2001 was 30.0% compared with 29.3% for the three-month period ended August 27, 2000, and the Company's effective income tax rate for the six-month period ended August
26, 2001 was 30.0% compared with 28.5% for last fiscal year's comparable period. The increases in the effective tax rates were primarily the results of changes in the Company's income mix among the tax jurisdictions in which the Company does business.

     Net earnings for the three-month period ended August 26, 2001 declined to a net loss of $3.8 million from a profit of $11.7 million for last fiscal year's comparable period. For the six-month period ended August 26, 2001, net earnings, including the non-recurring, pre-tax charges, described above, related to the sale of NTI and the closure of a related support facility and severance for the lay-off of employees at the Company's continuing operations declined to a net loss of $18.4 million from a profit of $20.5 million for last fiscal year's comparable period. Basic and diluted earnings per share decreased from $0.73 to $0.63, respectively, for the three-month period ended August 27, 2000 to a loss of $0.19 for the three-month period ended August 26, 2001, and basic and diluted earnings per share decreased from $1.29 and $1.13, respectively, for the six-month period ended August 27, 2000 to a loss of $0.94 including the non-recurring, pre-tax charges for the six-month period ended August 26, 2001.

Liquidity and Capital Resources:

      At August 26, 2001, the Company's cash and temporary investments were $155.8 million compared with $155.7 million at February 25, 2001, the end of the Company's 2001 fiscal year. The Company's working capital was $172.9 million at August 26, 2001 compared with $188.5 million at February 25, 2001. The decrease in working capital at August 26, 2001 compared with February 25, 2001 was due principally to significantly lower accounts receivable and inventories, offset in part by lower current liabilities. The lower accounts receivable, inventories and current liabilities were the result of the severe contractions in the Company's business and operations during the 2002 fiscal year first half. The Company's current ratio (the rate of current assets to current liabilities) was 5.0 to 1 at August 26, 2001 and 3.4 to 1 at February 25, 2001.

     During the six-months ended August 26, 2001, cash used in the Company's operations, before depreciation and amortization and before non-cash losses related to the sale and impairment of fixed assets, of $2.4 million was offset by a significant net reduction in working capital items, resulting in $18.7 million of cash provided from operating activities. During the same six-month period, the Company expended $18.4 million for the purchase of property, plant and equipment. Net expenditures for property, plant and equipment were $51.8 million in the 2001 fiscal year and $27.7 million in the 2000 fiscal year. During its 2000 fiscal year, the Company commenced significant expansions of its electronic materials manufacturing facilities in California and New York, which it expects to complete in its 2002 fiscal year; and during the 2001 fiscal year, the Company commenced a significant expansion of its higher technology product line manufacturing facility in Arizona, which was completed in the 2002 fiscal year first quarter.

      At August 26, 2001, the Company had no long-term debt. The Company believes its financial resources will be sufficient, for the foreseeable future, to provide for continued investment in property, plant and equipment and for general corporate purposes. Such resources would also be available for appropriate acquisitions and other expansions of the Company's business.

Environmental Matters:

     In the six-month periods ended August 26, 2001 and August 27, 2000, the Company charged less than $0.1 million against pretax income for environmental remedial response and voluntary cleanup costs (including legal fees). While annual expenditures have generally been constant from year to year and may increase over time, the Company expects it will be able to fund such expenditures available cash. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At August 26, 2001 and February 25, 2001, the recorded liability in accrued liabilities for environmental matters was approximately $4.4 million. Management does not expect that environmental matters will have a material adverse effect on the liquidity, capital resources, business, consolidated results of operations or consolidated financial position of the Company.

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


Item  3.  Quantitative  and Qualitative Disclosures  About  Market
Risk.

     The Company is exposed to market risks for changes in foreign currency exchange rates and interest rates. The Company's primary foreign currency exchange exposure relates to the translation of the financial statements of foreign subsidiaries using currencies other than the U.S. dollar as their functional currency. The Company does not believe that a 10% fluctuation in foreign exchange rates would have had a material impact on its consolidated results of operations or consolidated financial position. The exposure to market risks for changes in interest rates relates to the Company's short-term investment portfolio. This investment portfolio is managed by outside professional managers in accordance with guidelines issued by the Company. These guidelines are designed to establish a high quality fixed income portfolio of government and highly rated corporate debt securities with a maximum weighted average maturity of less than one year. The Company does not use derivative financial instruments in its investment portfolio. Based on the average maturity of the investment portfolio at the end of the 2001 fiscal year and at August 26, 2001, a 10% increase in short term interest rates would not have had a material impact on the consolidated results of operations or consolidated financial position of the Company.


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

Item 6.   Exhibits and Reports on Form 8-K.

   (a)  Exhibits:

       None

   (b) No reports on Form 8-K have been filed during the fiscal quarter ended August 26, 2001.


                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Park Electrochemical Corp.
                                   --------------------------
                                         (Registrant)


                                   /s/Brian E. Shore
Date:  October 8, 2001                  --------------------------
----
                                         Brian E. Shore
                                         President and
                                     Chief Executive Officer


                                   /s/Murray O. Stamer
Date:  October 8, 2001                  --------------------------
----
                                       Murray O. Stamer
                                   Senior Vice President, Finance
                                     Principal Financial Officer