Form 10-Q
period 2001-11-25
PARK ELECTROCHEMICAL CORP
filed 2002-01-07
CIK 76267

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q

(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14(d)OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 25, 2001

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

               APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 19,456,000 as of January 4, 2002.




                    PARK ELECTROCHEMICAL CORP.
                         AND SUBSIDIARIES

                         TABLE OF CONTENTS



                                                          Page
PART I.    FINANCIAL INFORMATION:                        Number

  Item 1.  Financial Statements

           Consolidated Balance Sheets
            November 25, 2001(Unaudited) and February 25,   3
            2001

           Consolidated Statements of Operations
            13 weeks and 39 weeks ended November 25, 2001
            and November 26, 2000 (Unaudited)               4

           Condensed Consolidated Statements of Cash
           Flows
            39 weeks ended November 25, 2001 and November
            26, 2000 (Unaudited)                            5

           Notes to Condensed Consolidated Financial
           Statements (Unaudited)                           6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations    11

           Factors That May Affect Future Results           14

  Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk                                      15


PART II.   OTHER INFORMATION:

  Item 1.  Legal Proceedings                                16

  Item 6.  Exhibits and Reports on Form 8-K                 16


SIGNATURES                                                  17

















                  PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                    PARK ELECTROCHEMICAL CORP.
                         AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                      (Amounts in thousands)

                                     November 25,
                                        2001        February 25,
                                     (Unaudited)       2001*

ASSETS
Current assets:
 Cash and cash equivalents          $126,670        $123,726
 Marketable securities                27,694          32,017
 Accounts receivable, net             29,847          71,105
 Inventories (Note 2)                 14,433          32,307
 Prepaid expenses and other current   12,493           9,456
assets
   Total current assets              211,137         268,611

Property, plant and equipment, net   152,258         159,309

Other assets                             941           2,661

   Total                            $364,336        $430,581

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities:
 Accounts payable                   $ 15,349        $  29,481
 Accrued liabilities                  29,455           39,052
 Income taxes payable                   -              11,567
   Total current liabilities          44,804           80,100

Long-term debt (Note 3)                 -              97,672

Deferred income taxes                 14,080           12,679

Deferred pension liability and other  10,993           11,224

Stockholders' equity:
 Common stock                          2,037            2,037
 Additional paid-in capital          130,426           57,318
 Retained earnings                   175,151          203,150
 Treasury stock, at cost              (6,013)         (27,835)
 Accumulated other non-owner changes  (7,142)          (5,764)
   Total stockholders' equity        294,459          228,906

   Total                            $364,336         $430,581

*The balance sheet at February 25, 2001 has been derived from the audited financial statements at that date.





                    PARK ELECTROCHEMICAL CORP.
                         AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
         (Amounts in thousands, except per share amounts)

                            13 Weeks Ended        39 Weeks Ended
                              (Unaudited)            (Unaudited)

                         November    November   November  November
                            25,        26,        25,        26,
                           2001       2000       2001       2000
Net sales                $ 52,625   $142,608   $173,470   $392,669

Cost of sales              51,086    108,492    167,243    306,465

Gross profit                1,539     34,116      6,227     86,204

Selling, general and
 administrative expenses    8,380     13,034     26,300     37,533

Loss on sale of NTI and
 closure of related
 support facility (Note 4)   -          -        15,707       -

Restructuring and other
 severance charges (Note 5) 3,046       -         3,727       -

(Loss)/income from
 operations                (9,887)    21,082    (39,507)    48,671

Other income/(expense):
 Interest and other
  income, net               1,149      2,115      4,496      5,979
 Interest expense            -        (1,401)      -        (4,205)

   Total other income       1,149        714      4,496      1,774

(Loss)/earnings before
 income taxes              (8,738)    21,796    (35,011)    50,445

Income tax
 (benefit)/provision       (2,621)     6,969    (10,503)    15,134

Net (loss)/earnings      $ (6,117)  $ 14,827   $(24,508)  $ 35,311

(Loss)/earnings per
share (Note 6):
  Basic                    $ (.31)    $  .93    $ (1.26)    $ 2.22
  Diluted                  $ (.31)    $  .78    $ (1.26)    $ 1.91

Weighted average number
of common and common
equivalent shares
outstanding:
  Basic                    19,559     15,940     19,508     15,894
  Diluted                  19,559     20,217     19,508     19,920

Dividends per share        $  .06     $  .06     $  .18     $  .16

                    PARK ELECTROCHEMICAL CORP.
                         AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Amounts in thousands)
                                          39 Weeks Ended
                                             (Unaudited)
                                       November    November
                                          25,         26,
                                         2001        2000
Cash flows from operating
activities:
 Net (loss) earnings                  $(24,508)    $35,311
 Depreciation and amortization          12,276      12,105
 Loss on sale of fixed assets           10,636        -
 Impairment of fixed assets              2,959       1,266
 Change in operating assets and
  liabilities                           23,000       5,901

  Net cash provided by operating
   activities                           24,363      54,583

Cash flows from investing
activities:
 Purchases of property, plant and
 equipment, net                        (20,871)    (34,802)
 Purchases of marketable securities    (20,647)    (70,642)
 Proceeds from sales and maturities
 of marketable securities               24,773      84,786

 Net cash used in investing activities (16,745)    (20,658)

Cash flows from financing activities:
 Redemption of long-term debt (Note 3)  (1,738)       -
 Dividends paid                         (3,491)     (2,623)
 Proceeds from exercise of stock options   909       1,286

 Net cash used in financing activities  (4,320)     (1,337)

Increase in cash and cash equivalents
 before exchange rate changes            3,298      32,588

Effect of exchange rate changes on cash
 and cash equivalents                     (354)     (1,944)

Increase in cash and cash equivalents    2,944      30,644
Cash and cash equivalents, beginning
of period                              123,726      53,153

Cash and cash equivalents, end of
period                                $126,670     $83,797

Supplemental cash flow information:
 Cash paid during the period for:
  Interest                                -        $ 5,500
  Income taxes                        $  6,847       8,142





                    PARK ELECTROCHEMICAL CORP.
                         AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated balance sheet as of November 25, 2001, the consolidated statements of operations for the 13 weeks and 39 weeks ended November 25, 2001 and November 26, 2000, and the condensed consolidated statements of cash flows for the 39 weeks then ended have been prepared by the Company, without audit. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position at November 25, 2001 and the results of operations and cash flows for all periods presented.

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

2.   INVENTORIES

     Inventories consisted of the following:
                                   (Amounts in thousands)
                                    November    February
                                       25,         25,
                                      2001        2001
     Raw materials                 $ 6,311      $14,988
     Work-in-process                 3,446        5,075
     Finished goods                  4,049       11,319
     Manufacturing supplies            627          925
                                   $14,433      $32,307

3.   LONG-TERM DEBT

     On March 1, 2001, $95,934,000 principal amount of the Company's 5.5% Convertible Subordinated Notes due March 1,
     2006 was converted into 3,410,908 shares of the Company's common stock, and the remaining $1,738,000 principal amount of the Notes was redeemed by the Company on March 2, 2001 for cash.

4.   SALE OF NELCO TECHNOLOGY, INC.

     On April 27, 2001, the Company sold the assets and business of its wholly owned subsidiary, Nelco Technology, Inc. ("NTI"). NTI was a manufacturer of semi-finished printed circuit boards commonly known as mass lamination. As a result of this sale, the Company exited the mass lamination business in North America. In addition to the sale of NTI, the Company also closed a related support facility.


     In connection with the sale of NTI's assets and business, the Company incurred pre-tax charges of $10,580,000 in the fiscal quarter ended May 27, 2001. In addition, the Company paid $482,000 in severance payments and related costs for terminated employees in the fiscal quarter ended May 27, 2001, all of whom were terminated in such quarter.

     The Company closed the related NTI support facility during May 2001 and terminated all the manufacturing and support employees at that facility by the end of the second fiscal quarter ended August 26, 2001. In conjunction with the closure of the facility, the Company incurred pre-tax charges in the first quarter of fiscal year 2002 totaling $4,645,000, consisting of $2,058,000 related to the impairment of long lived assets, $940,000 to write down inventories and accounts receivables to their estimated net realizable values, $821,000 of employee severance payments and related costs, $781,000 of ongoing lease and other facility related costs, and $45,000 of other exit costs. As of November 25, 2001, the inventories and accounts receivable have been disposed of and all the severance payments have been made, while $641,000 of accrued liabilities, principally related to unexpired lease obligations, remained.

     NTI did not have a material effect on Park's consolidated financial position, results of operations, capital resources, liquidity or continuing operations, and the sale of NTI is not expected to have a material effect on the Company's future operating results.

5.   RESTRUCTURING AND OTHER SEVERANCE CHARGES

     During the third fiscal quarter ended November 25, 2001, the Company incurred non-recurring, pre-tax charges totaling $2,921,000 to close down the conventional lamination line of Dielektra GmbH ("Dielektra"), its advanced electronic materials business located in Cologne, Germany, and to reduce the size of Dielektra's mass lamination operations to enable Dielektra to focus on its unique DatlamT automated continuous lamination and paneling technology and on the marketing and manufacturing of high technology, higher layer count mass lamination product. The charges included $2,020,000 for severance payments and related costs for terminated employees, all of whom were terminated in the third fiscal quarter, and $901,000 for fixed asset impairments. At November 25, 2001, $2,002,000 of accrued expenses relating to employee severance payments and related costs remained. All of these accrued expenses are expected to be paid before September 1, 2002, the end of the first half of the Company's 2003 fiscal year. The Company also incurred $125,000 in pre-tax charges for severance payments and related costs for terminated employees, all of whom were terminated in the third quarter, at another business unit.

     In addition, during the fiscal quarter ended May 27, 2001, the Company incurred pre-tax severance charges of $681,000 for severance payments and related costs for terminated employees, all of whom were terminated in such quarter, at the Company's continuing operations.

6.   EARNINGS PER SHARE

     The following table sets forth the calculation of basic and diluted earnings per share for the periods specified (amounts in thousands, except per share amounts):




<caption>                    13 weeks ended       39 weeks ended
                           November  November   November    November
                              25,       26,        25,        26,
                             2001      2000       2001       2000
Net (loss)/income for
basic EPS                  $(6,117)   $14,827     $(24,508) $ 35,311
Add interest on 5.5%
Convertible Subordinated
 Notes, net of taxes           -          911         -        2,733
Net (loss)/income for
diluted EPS                $(6,117)   $15,738     $(24,508)  $38,044

Weighted average common
shares outstanding for
basic EPS                   19,559     15,940       19,508    15,894

Net effect of dilutive
options                       *           774          *         488

Assumed conversion of 5.5%
Convertible Subordinates
Notes                         -         3,503          -       3,538

Weighted averages shares
outstanding for diluted EPS 19,559     20,217       19,508    19,920

Basic (loss)/earnings per
share                      $  (.31)   $   .93      $ (1.26)  $  2.22

Diluted (loss)/earnings
per share                  $  (.31)   $   .78      $ (1.26)  $  1.91

*For the 13 weeks and 39 weeks ended November 25, 2001, the effect of employee stock options was not considered because it was anti-dilutive.

7.   BUSINESS SEGMENTS

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


     Financial information concerning the Company's operations by geographic area follows (amounts in thousands):

                           13 weeks ended          39 weeks ended
                        November    November    November   November
                          25,         26,         25,         26,
                          2001        2000        2001       2000
     Sales:
     North America     $ 27,493    $ 86,687    $ 98,650   $237,645
     Europe              13,482      30,378      43,763     90,622
     Asia                11,650      25,543      31,057     64,402

       Total sales     $ 52,625    $142,608    $173,470   $392,669


                                   November    November
                                      25,         26,
                                     2001        2000
     Assets
     North America                $199,362    $250,809
     Europe                         59,902      74,057
     Asia                          105,072      97,032
        Total assets              $364,336    $421,898

8.   COMPREHENSIVE (LOSS) INCOME

     Total comprehensive (loss) income for the 13 weeks ended November 25, 2001 and November 26, 2000 was $(7,390,000) and
     $13,255,000, respectively. Total comprehensive (loss) income for the 39 weeks ended November 25, 2001 and November 26, 2000 was $(25,886,000) and $30,189,000, respectively.
     Comprehensive (loss) income consisted primarily of net (loss) income and foreign currency translation adjustments.

9.   RECENTLY ISSUED ACCOUNTING PROUNOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations", and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules set forth in these Statements, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. In addition, Statement 141 eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of its fiscal year ending March 2, 2003. The Company does not have any goodwill on its balance sheet and has virtually no intangible assets, and is not engaged in any transactions, that are affected by SFAS 141 or SFAS 142; and, therefore, the Company believes that application of the non-amortization provisions of the Statements will not have a material adverse effect on the Company's consolidated results of operations or financial position.

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which supercedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Although it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 is effective for all fiscal years beginning after December 15, 2001. The Company has not yet determined what effect SFAS 144 will have on the Company's consolidated results of operations or financial position.


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

        The Company's sales declined dramatically in the three-month and nine-month periods ended November 25, 2001, with steep declines in sales by the Company's North American, European and Asian operations. The earnings growth that the Company achieved during its 2001 and 2000 fiscal years halted in the 2002 fiscal year first three quarters as a result of a severe downturn in the global electronics industry.

Three and Nine Months Ended November 25, 2001 Compared with Three and Nine Months Ended November 26, 2000:

        The Company experienced a sharp decline in its results of operations for the three-month and nine-month periods ended November 25, 2001 as the North American, European and Asian markets for sophisticated printed circuit materials experienced severe downturns during such periods.

        During the three months ended November 25, 2001, the Company incurred pre-tax charges totaling $2.9 million in connection with the realignment of the operations of its German subsidiary, Dielektra GmbH, the Company's advanced electronic materials business located in Cologne, Germany. The realignment included the closure of Dielektra's conventional lamination line to enable it to better focus its efforts and capabilities on its unique DatlamT automated continuous lamination and paneling manufacturing technology and the reduction of the size of its mass lamination operations in order to focus on the marketing and manufacturing of high technology, higher layer count mass lamination product. The Company also incurred $125,000 in pre-tax charges during the third quarter for a workforce reduction at another business unit.

       In addition, the Company incurred a pre-tax charge of $15.7 million during the 2002 fiscal year first quarter in connection with the sale of the assets and business of Nelco Technology, Inc. ("NTI"), the Company's wholly owned subsidiary that manufactured semi-finished printed circuit boards, commonly known as mass lamination, in Tempe, Arizona, and the closure of a related support facility in Arizona. NTI formerly supplied Delco Electronics Corporation with semi-finished printed circuit boards. The Company also incurred pre-tax severance charges of $0.7 million during the 2002 fiscal year first quarter in connection with workforce reductions at the Company's continuing operations.

       Results of Operations

        Net sales for the three-month and nine-month periods ended November 25, 2001 declined 63% to $52.6 million and 56% to $173.5 million, respectively, from $142.6 million and $392.7 million for last fiscal year's comparable periods. These decreases in net sales were the result of lower unit volumes of materials shipped and the absence of sales by NTI, which, as described above, the Company sold in the 2002 fiscal year first quarter.

        Although the net sales of NTI during the nine-month period ended November 26, 2000 were material relative to the Company's consolidated net sales during such period, the operations of NTI were not material to the Company's consolidated financial position, results of operations, capital resources or liquidity, and the sale of NTI is not expected to have any material effect on the Company's future operating results, financial position, capital resources, liquidity or continuing operations.

        The Company's foreign operations accounted for $25.1 million and $74.8 million, respectively, of net sales, or 48% and 43% of the Company's total net sales worldwide, during the three-month and nine-month periods ended November 25, 2001 compared with $55.9 million and $155.0 million, respectively, of net sales, or 39% of the Company's total net sales worldwide, during last fiscal year's comparable periods. Net sales by the Company's foreign operations during the three-month and nine-month periods ended November 25, 2001 declined 55% and 52%, respectively, from the 2001 fiscal year comparable periods. The declines in sales by foreign operations were due to decreases in sales in both Asia and Europe.

        The overall gross margins as a percentage of net sales for the Company's worldwide operations were 2.9% and 3.6%, respectively, during the three-month and nine-month periods ended November 25, 2001 compared with 23.9% and 22.0%, respectively, for last fiscal year's comparable periods. The deteriorations in the gross margins were attributable to the significant declines in sales volumes compared with last fiscal year's comparable periods. Although the Company's cost of sales decreased significantly as a result of lower production volumes and cost reduction measures implemented by the Company, including significant workforce reductions and the decision to not implement annual salary increases, the declines in sales and production volumes resulted in lower volumes to absorb fixed overhead costs and, consequently, increases in the costs of sales as percentages of net sales in the three-month and nine-month periods ended November 25, 2001.

        Although selling, general and administrative expenses declined by $4.7 million and $11.2 million, respectively, or by 36% and 30%, during the three-month period and nine-month period, respectively, ended November 25, 2001 compared with last year's comparable periods, these expenses, measured as a percentage of sales, were 15.9% and 15.2% during the three-month period and nine-month period, respectively, ended November 25, 2001 compared with 9.1% and 9.6%, respectively, during last fiscal year's comparable periods. The increases in the selling, general and administrative expenses as percentages of sales in the 2002 fiscal year periods
resulted  from  proportionately  lower  sales  compared   to   the
comparable periods during the last fiscal year.

       For the reasons set forth above, for the three-month period ended November 25, 2001, income from operations, including the non-recurring, pre-tax charges, described above, related to the realignment of the operations of the Company's German business unit and a workforce reduction at another business unit, declined to a loss of $9.9 million and income from operations, before the non-recurring, pre-tax charges, declined to a loss of $6.8 million, in both cases compared to a profit of $21.1 million for last fiscal year's comparable period; and for the nine-month period ended November 25, 2001, income from operations, including the non-recurring, pre-tax charges, described above, related to the realignment of the German business unit and a workforce reduction at another business unit and related to the sale of NTI and the closure of a related support facility and severance for workforce reductions at the Company's continuing operations, declined to a loss of $39.5 million and income from operations, before the non-recurring, pre-tax charges, declined to a loss of $20.1 million, in both cases compared to a profit of $48.7 million for last year's comparable period.

        Interest and other income, net, principally investment income, declined 46% to $1.1 million and 25% to $4.5 million, respectively, for the three-month and nine-month periods ended November 25, 2001 from $2.1 million and $6.0 million, respectively, for last fiscal year's comparable periods. The decreases were attributable to lower prevailing interest rates. The Company's investments were primarily short-term taxable instruments. The Company incurred no interest expense for the three-month and nine-month periods ended November 25, 2001 compared with $1.4 million and $4.2 million, respectively, during last fiscal year's comparable periods. The Company's interest expense was related primarily to its $100 million principal amount of 5.5% Convertible Subordinated Notes due 2006 issued in 1996, $2,328,000 principal amount of which was converted into 82,750 shares of the Company's common stock prior to February 25,2001, the end of the Company's 2001 fiscal year, $95,934,000 of which was converted into 3,410,908 shares of the Company's common stock on March 1, 2001, and $1,738,000 of which was redeemed by the Company for cash on March 2, 2001.

       The Company's effective income tax rate for the three-month period ended November 25, 2001 was 30% compared with 32% for last fiscal year's comparable period, and the Company's effective income tax rate for the nine-month period ended November 25, 2001 was 30% compared with the same rate for last fiscal year's comparable period. The decrease in the effective tax rate for the three-month period was primarily the result of a change in the Company's income mix among the tax jurisdictions in which the Company does business.

      Net earnings for the three-month period ended November 25, 2001, including the non-recurring, pre-tax charges, described above, related to the realignment of the operations of the Company's German business unit and a workforce reduction at another business unit, declined to a net loss of $6.1 million and net earnings for such period, before the non-recurring, pre-tax charges, declined to a net loss of $4.0 million, in both cases from a profit of $14.8 million for last fiscal year's comparable period. For the nine-month period ended November 25, 2001, net earnings, including the non-recurring, pre-tax charges, described above, related to the realignment of the German business unit and a workforce reduction at another business unit and related to the sale of NTI and the closure of a related support facility and severance for workforce reductions at the Company's continuing operations, declined to a net loss of $24.5 million and net earnings, before the non-recurring, pre-tax charges, declined to a net loss of $10.9 million, in both cases from a profit of $35.3 million for last fiscal year's comparable period.

     Basic and diluted earnings per share decreased from $0.93 and $0.78, respectively, for the three-month period ended November 26, 2000 to a loss of $0.31 including the non-recurring, pre-tax charges and to a loss of $0.20 before the non-recurring, pre-tax charges for the three-month period ended November 25, 2001; and basic and diluted earnings per share decreased from $2.22 and $1.91, respectively, for the nine-month period ended November 26, 2000 to a loss of $1.26 including the non-recurring, pre-tax charges and to a loss of $0.56 before the non-recurring, pre-tax charges for the nine-month period ended November 25, 2001.

Liquidity and Capital Resources:

        At November 25, 2001, the Company's cash and temporary investments were $154.4 million compared with $155.7 million at February 25, 2001, the end of the Company's 2001 fiscal year. The Company's working capital (which includes cash and temporary investments) was $166.3 million at November 25, 2001 compared with $188.5 million at February 25, 2001. The decrease in working capital at November 25, 2001 compared with February 25, 2001 was due principally to significantly lower accounts receivable and inventories, offset in part by lower current liabilities. The lower accounts receivable, inventories and current liabilities were the result of the contractions in the Company's business and operations during the 2002 fiscal year first three quarters. The Company's current ratio (the rate of current assets to current liabilities) was 4.7 to 1 at November 25, 2001 and 3.4 to 1 at February 25, 2001.

        During the nine-months ended November 25, 2001, cash provided by the Company's operations, before depreciation and amortization and before non-cash losses related to the sale and impairment of fixed assets, of $1.4 million was enhanced by a significant net reduction in working capital items, resulting in $24.4 million of cash provided from operating activities. During the same nine-month period, the Company had net expenditures of $20.9 million for property, plant and equipment. Net expenditures for property, plant and equipment were $51.8 million in the 2001 fiscal year and $27.7 million in the 2000 fiscal year. During its 2000 fiscal year, the Company commenced significant expansions of its electronic materials manufacturing facilities in California and New York, which it expects to complete in its 2002 fiscal year; and during the 2001 fiscal year, the Company commenced a significant expansion of its higher technology product line manufacturing facility in Arizona, which was completed in the 2002 fiscal year first quarter.

        At November 25, 2001, the Company had no long-term debt. The Company believes its financial resources will be sufficient, for the foreseeable future, to provide for continued investment in property, plant and equipment and for general corporate purposes. Such resources would also be available for appropriate acquisitions and other expansions of the Company's business.

Environmental Matters:

        In the nine-month periods ended November 25, 2001 and November 26, 2000, the Company charged less than $0.2 million against pretax income for environmental remedial response and voluntary cleanup costs (including legal fees). While annual expenditures have generally been constant from year to year and may increase over time, the Company expects it will be able to fund such expenditures from available cash. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At November 25, 2001 and February 25, 2001, the recorded liability in accrued liabilities for environmental matters was approximately $4.4 million. Management does not expect that environmental matters will have a material adverse effect on the liquidity, capital resources, business, consolidated results of operations or consolidated financial position of the Company.

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


Item  3.  Quantitative  and Qualitative Disclosures  About  Market
Risk.

        The Company is exposed to market risks for changes in foreign currency exchange rates and interest rates. The Company's primary foreign currency exchange exposure relates to the translation of the financial statements of foreign subsidiaries using currencies other than the U.S. dollar as their functional currency. The Company does not believe that a 10% fluctuation in foreign exchange rates would have had a material impact on its consolidated results of operations or consolidated financial position. The exposure to market risks for changes in interest rates relates to the Company's short-term investment portfolio. This investment portfolio is managed by outside professional managers in accordance with guidelines issued by the Company. These guidelines are designed to establish a high quality fixed income portfolio of government and highly rated corporate debt securities with a maximum weighted average maturity of less than one year. The Company does not use derivative financial instruments in its investment portfolio. Based on the average maturity of the investment portfolio at the end of the 2001 fiscal year and at November 25, 2001, a 10% increase in short term interest rates would not have had a material impact on the consolidated results of operations or consolidated financial position of the Company.


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

Item 6.   Exhibits and Reports on Form 8-K.

   (a)  Exhibits:

       None

   (b)  Reports on Form 8-K filed during the fiscal quarter ended
       November 25, 2001:

       Report on Form 8-K dated October 15, 2001, Commission File No. 1-4415, reporting in Item 5 that on October 15, 2001, Park announced that Dielektra GmbH, Park's advanced electronic materials business located in Cologne, Germany, is realigning its operations to better position itself for success in the future, including closing down its conventional lamination line and focusing its efforts and capabilities in the future on its unique DatlamT automated continuous lamination and paneling manufacturing technology and reducing the size of its mass lamination operations in order to focus on the marketing and manufacturing of high technology, higher layer count mass lamination product.



                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Park Electrochemical Corp.
                                   --------------------------
                                         (Registrant)


                                   /s/Brian E. Shore
Date:  January 7, 2002             --------------------------
                                         Brian E. Shore
                                         President and
                                     Chief Executive Officer


                                   /s/Murray O. Stamer
Date:  January 7, 2002             --------------------------
                                       Murray O. Stamer
                                   Senior Vice President, Finance
                                     Principal Financial Officer