Form 10-K
period 2002-03-03
PARK ELECTROCHEMICAL CORP
filed 2002-05-31
CIK 76267

10K.02-1
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 10549


                            FORM 10-K

                FOR ANNUAL AND TRANSITION REPORTS
             PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]  ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR  15(D)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended March 3, 2002

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

    5  Dakota  Drive, Lake Success,  New  11042
    York                                  (Zip Code)
    (Address   of  Principal   Executive
    Offices)

Registrant's telephone number, including area code
(516) 354-4100

Securities registered pursuant to Section 12(b) of the Act:

   Title of Each Class                  Name of Each Exchange
                                        on Which Registered
   Common Stock, par value $.10 per     New York Stock
   share                                Exchange
   Preferred Stock Purchase Rights      New York Stock
                                        Exchange

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

                                             As of Close of
     Title of Class    Aggregate     Market   Business On
                       Value
  Common Stock,
  par  value $.10  per    $577,617,597*       May 24, 2002
  share

      Indicate  the number of shares outstanding of each  of  the
registrant's   classes  of  common  stock,  as  of   the   latest
practicable date.

                              Shares         As of Close of
     Title of Class         Outstanding       Business On
  Common Stock,
  par  value $.10  per      19,514,108        May 24, 2002
  share

DOCUMENTS INCORPORATED BY REFERENCE

Proxy  Statement for Annual Meeting of Shareholders  to  be  held
July 17, 2002 incorporated by reference into Part III of this Report.


*Included  in  such amount are 1,442,298 shares of  common  stock valued  at  $29.60  per  share  and  held  by  Jerry  Shore,  the
Registrant's  Chairman  of  the  Board  and  a  member   of   the
Registrant's Board of Directors.

[cover page 2 of 2 pages]


















                        TABLE OF CONTENTS

                                                          Page
PART I

Item 1.   Business                                 	       4

Item 2.   Properties                                        15

Item 3.   Legal Proceedings                                 15

Item 4.   Submission of Matters to a Vote of Security
          Holders                                           16
          Executive Officers of the Registrant              16


PART II

Item 5.   Market for the Registrant's Common Equity and
          Related Stockholder Matters                       18

Item 6.   Selected Financial Data                           18

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations     20

          Factors That May Affect Future Results            30

Item 7A.  Quantitative and Qualitative Disclosures
          About Market Risk                                 32

Item 8.   Financial Statements and Supplementary Data       33

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure            58


PART III

Item 10.  Directors and Executive Officers of the
          Registrant                                        58

Item 11.  Executive Compensation                            58

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                             58

Item 13.  Certain Relationships and Related Transactions    58


PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K                               59


SIGNATURES                                                  60


FINANCIAL STATEMENT SCHEDULES
  Schedule II - Valuation and Qualifying Accounts           61


EXHIBIT INDEX                                               62
















                             PART I

Item 1.   Business.

General

       Park Electrochemical Corp. ("Park"), through its subsidiaries (unless the context otherwise requires, Park and its subsidiaries are hereinafter called the "Company"), is primarily engaged in the design, production and marketing of advanced electronic materials used to fabricate complex multilayer printed circuit boards and other electronic interconnection systems. Park specializes in advanced materials for high layer count circuit boards and high-speed digital broadband telecommunications, internet and networking applications. Park's electronic materials business operates under the "Nelco" name through fully integrated business units in Asia, Europe and North America. The Company's electronic materials manufacturing facilities are located in Singapore, China, Germany, France, England, New York, Arizona and California.

     The Company is also engaged in the design, production and marketing of advanced composite materials through its FiberCote Industries subsidiary in Waterbury, Connecticut and specialty adhesive tapes and films through its Dielectric Polymers subsidiary in Holyoke, Massachusetts for the electronics, aerospace and industrial markets.

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

      In the fiscal year ended February 27, 2000, the Company's business was divided into two industry segments: (1) electronic materials and (2) engineered materials and plumbing hardware. However, during the fourth quarter of the 2000 fiscal year, the Company decided to close and liquidate the plumbing hardware
portion   of  its  engineered  materials  and  plumbing  hardware
business segment. See Note 16 of the Notes to Consolidated Financial Statements in Item 8 of this Report for information concerning the closure of the plumbing hardware business. In addition, in the fiscal years ended February 25, 2001 and March 3, 2002, the engineered materials and plumbing hardware businesses comprised less than 10% of the Company's consolidated revenues, earnings and assets, and the Company considered itself to operate in one business segment. See Note 14 of the Notes to Consolidated Financial Statements in Item 8 of this Report for information concerning the Company's business segments.

      The sales and long-lived assets of the Company's operations by geographic area for the last three fiscal years are set forth in Note 14 of the Notes to Consolidated Financial Statements in
Item 8 of this Report. The Company's foreign operations are conducted principally by the Company's subsidiaries in Singapore, China, Germany, France and England. The Company's foreign operations are subject to the impact of foreign currency fluctuations. See Note 1 of the Notes to Consolidated Financial Statements in Item 8 of this Report.



                 Electronic Materials Operations

      The Company is a leading global designer and producer of advanced electronic materials used to fabricate complex multilayer printed circuit boards and other electronic interconnect systems, such as multilayer back-planes, wireless packages, high-speed/low-loss multilayers and high density interconnects ("HDIs"). The Company's multilayer printed circuit materials include copper-clad laminates and prepregs. The Company has long-term relationships with its major customers, which include leading independent printed circuit board fabricators, electronic manufacturing service companies, electronic contract manufacturers and major electronic original equipment manufacturers ("OEMs"). Multilayer printed circuit boards and interconnect systems are used in virtually all advanced electronic equipment to direct, sequence and control electronic signals between semiconductor devices (such as microprocessors and memory and logic devices), passive components (such as resistors and capacitors) and connection devices (such as infra-red couplings, fiber optics and surface mount connectors). Examples of end uses of the Company's printed circuit materials include high speed routers and servers, supercomputers, laptops, satellite switching equipment, cellular telephones and transceivers and wireless personal digital assistants ("PDAs"). The Company has developed long-term relationships with major customers as a result of its leading edge products, extensive technical and engineering service support and responsive manufacturing capabilities.

      Park believes it founded the modern day printed circuit industry in 1957 by inventing a composite material consisting of an epoxy resin substrate reinforced with fiberglass cloth which was laminated together with sheets of thin copper foil. This epoxy-glass copper-clad laminate system is still used to construct the large majority of today's advanced printed circuit products. The Company also believes that in 1962 it invented the first multilayer printed circuit materials system used to construct multilayer printed circuit boards. The Company also pioneered vacuum lamination and many other manufacturing technologies used in the industry today. In addition, the
Company's subsidiary, Dielektra GmbH in Germany, which the Company acquired in 1997, owns a patented process for con tinuously producing thin copper-clad laminates for printed circuit board applications. The Company believes it is one of the industry's technological leaders.

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


     Industry Background

     The electronic materials manufactured by the Company and its
competitors   are   used  to  construct  and  fabricate   complex
multilayer  printed circuit boards and other advanced  electronic
interconnect   systems.  Multilayer  printed  circuit   materials
consist of prepregs and copper-clad laminates, as well as semi-finished multilayer printed circuit board panels. Prepregs are chemically and electrically engineered plastic resin systems
which   are  impregnated  into  and  reinforced  by  a  specially
manufactured fiberglass cloth product or other woven or non-woven reinforcing fiber. This insulating dielectric substrate is .030 inch to .002 inch in thickness or less in some cases. These resin systems are usually based upon an epoxy chemistry. One or more plies of prepreg are laminated together to form an insulating dielectric substrate to support the copper circuitry patterns of a multilayer printed circuit board. Copper-clad laminates consist of one or more plies of prepreg laminated together with specialty thin copper foil laminated on the top and bottom. Copper foil is specially formed in thin sheets which may vary from .0030 inch to ..0002 inch in thickness and normally have a thickness of .0014 inch or .0007 inch. The Company supplies both copper-clad laminates and prepregs to its customers, which use these products as a system to construct multilayer printed circuit boards.

      The printed circuit board fabricator processes copper-clad laminates to form the inner layers of a multilayer printed circuit board. The fabricator photoimages these laminates with a dry film or liquid photoresist. After development of the photoresist, the copper surfaces of the laminate are etched to form the circuit pattern. The fabricator then assembles these etched laminates by inserting one or more plies of dielectric prepreg between each of the inner layer etched laminates and also between an inner layer etched laminate and the outer layer copper plane, and then laminating the entire assembly in a press. Prepreg serves as the insulator between the multiple layers of copper circuitry patterns found in the multilayer circuit board. When the multilayer configuration is laminated, these plies of prepreg form an insulating dielectric substrate supporting and separating the multiple inner and outer planes of copper circuitry. The fabricator drills vertical through-holes or vias in the multilayer assembly and then plates the through-holes or vias to form vertical conductors between the multiple layers of circuitry patterns. These through holes or vias combine with the conductor paths on the horizontal circuitry planes to create a three-dimensional electronic interconnect system. In specialized applications, an additional set of microvia layers (2 or 4, typically) may be added through a secondary lamination process to provide increased density and functionality to the design. The outer two layers of copper foil are then imaged and etched to form the finished multilayer printed circuit board. The completed multilayer board is a three-dimensional interconnect system with electronic signals traveling in the horizontal planes of multiple layers of copper circuitry patterns, as well as the vertical plane through the plated holes or vias.

     The global market for advanced electronic products has grown in recent years as a result of technological change and frequent new product introductions. This growth is principally attributable to increased sales and more complex electronic content of newer products, such as cellular telephones, pagers, personal computers and portable computing devices, and greater use of electronics in other products, such as automobiles. Further, large, almost completely untapped markets for advanced electronic equipment have emerged in such areas as India and China and other areas of the Pacific Rim. During its 2002 fiscal year, the Company established a business center in Wuxi, China, in the Shanghai-Nanjing corridor, which is an emerging region for advanced multilayer printed circuit fabrication in China.

       Semiconductor manufacturers have introduced successive generations of more powerful microprocessors and memory and logic devices. Electronic equipment manufacturers have designed these advanced semiconductors into more compact and often portable products. High performance computing devices in these smaller portable platforms require greater reliability, closer tolerances, higher component and circuit density and increased overall complexity. As a result, the interconnect industry has developed smaller, lighter, faster and more cost-effective interconnect systems, including advanced multilayer printed circuit boards

      Advanced interconnect systems require higher technology printed circuit materials to insure the performance of the electronic system and to improve the manufacturability of the interconnect platform. The growth of the market for more advanced printed circuit materials has outpaced the market growth for standard printed circuit materials in recent years. Printed circuit board fabricators and electronic equipment manufacturers require advanced printed circuit materials that have increasingly higher temperature tolerances and more advanced electrical properties in order to support high-speed computing in a miniaturized and often portable environment.

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

     Products and Services

      The  Company  produces  a broad line  of  advanced  printed circuit materials used to fabricate complex multilayer printed circuit boards and other electronic interconnect systems, including backplanes, wireless packages, high speed/low loss multilayers and high density interconnects ("HDIs"). The Company's subsidiary, Dielektra GmbH in Germany, also manufactures semi-finished multilayer printed circuit board panels. The Company's diverse advanced printed circuit materials product line is designed to address a wide array of end-use applications and performance requirements.

      The Company's electronic materials products have been developed internally and through long-term development projects with its principal suppliers and, to a lesser extent, through licensing arrangements. The Company focuses its research and development efforts on developing industry leading product technology to meet the most demanding product requirements and has designed its product line with a focus on the higher performance, higher technology end of the materials spectrum. All of the Company's existing electronic materials products have been introduced since 1990.

      Most of the Company's research and development expenditures are attributable to the efforts of its electronic materials operations. In response to the rapid technological changes in the electronic materials business, these expenditures on research and product development have increased over the past several years.

     The Company's products include high-speed, low-loss, digital broadband engineered formulations, high-temperature modified epoxies, bismaleimide triazine epoxies ("BT epoxy"), non-MDA polyimides, enhanced polyimides, high performance epoxy Thermountr materials ("Thermount" is a registered trademark of E.I. duPont de Nemours & Co.), APPE resin technology (a licensed product of Asahi Chemical Industry Co., Ltd.), SIT (Signal Integrity) products, cyanate esters and polytetrafluoroethylene ("PTFE") formulations for RF/microwave applications.

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

      The Company's emphasis on service and close relationships with its customers is reflected in its short lead times. The Company has developed its manufacturing processes and customer service organizations to provide its customers with printed circuit materials products on a just-in-time basis. The Company believes that its ability to meet its customers quick-turn-around ("QTA") requirements is one of its unique strengths.

      The Company has located its advanced printed circuit materials manufacturing operations in strategic locations intended to serve specific regional markets. By situating its facilities in close geographical proximity to its customers, the Company is able to rapidly adjust its manufacturing processes to meet customers' new requirements and respond quickly to customers' technical needs. The Company has technical staffs based at each of its manufacturing locations, which allows the rapid dispatch of technical personnel to a customer's facility to assist the customer in quickly solving design, process, production or manufacturing problems.

      During  the  2002  fiscal year, the Company  established  a business  center  in Wuxi, China to support the  rapidly  growing
customer   demand  for  advanced  multilayer  printed   circuitry
materials in China.

     Customers and End Markets

       The Company's customers for its advanced electronic materials include the leading independent printed circuit board fabricators, electronic manufacturing service companies, electronic contract manufacturers and major electronic original equipment manufacturers ("OEMs") in the computer, networking, telecommunications, transportation, aerospace and instrumentation industries located throughout North America, Europe and Asia. The Company seeks to align itself with the larger, more technologically-advanced and better capitalized independent printed circuit board fabricators and major electronic equipment manufacturers which are industry leaders committed to maintaining and improving their industry leadership positions and to building long-term relationships with their suppliers. The Company's selling effort typically involves several stages and relies on the talents of Company personnel at different levels, from management to sales personnel and quality engineers. In recent years, the Company has augmented its traditional sales personnel with an OEM marketing team and product technology specialists. The Company's strategy emphasizes the use of multiple facilities established in market areas in close proximity to its customers.

      During the Company's 2002 fiscal year, approximately 18.1% of the Company's total worldwide sales were to Sanmina Corporation, a leading electronics contract manufacturer and manufacturer of printed circuit boards and approximately 11.3% of the Company's total worldwide sales were to Tyco Printed Circuit Group L.P., a leading manufacturer of printed circuit boards. During the Company's 2001 fiscal year, approximately 25.1% of the Company's total worldwide sales were to Sanmina Corporation.

      During the Company's 1998 fiscal year and for several years prior thereto, more than 10% of the Company's total worldwide sales were to Delco Electronics Corporation, a subsidiary of General Motors Corp. However, in March 1998 the Company was informed by Delco that Delco planned to close its printed circuit board fabrication plant and exit the printed circuit board manufacturing business. After the plant closure, Delco purchased all of its printed circuit boards from outside suppliers and Delco was no longer a customer of the Company's. After that time, the Company marketed its semi-finished multilayer circuit board material manufacturing capability to leading printed circuit board fabricators, contract assemblers and electronic original equipment manufacturers in North America. The Company had not previously marketed this capability as its semi-finished multilayer capacity had been largely committed to supplying Delco Electronics. Although the Company's electronic materials business was not dependent on this single customer, the loss of this customer had a material adverse effect on the business in the fiscal years ended February 27, 2000, February 25, 2001 and March 3, 2002. In the first quarter of the fiscal year ended March 3, 2002, the Company sold the assets and business of its subsidiary in Arizona that conducted the mass lamination business and recorded non-recurring, pre-tax charges of approximately $15.7 million in its 2002 fiscal year first quarter ended May 27, 2001 in connection with the sale and the closure of a related support facility to the mass lamination business also located in Arizona. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report for a discussion of the significant pre-tax losses incurred during the 2000 fiscal year by the Company's Arizona based business unit which formerly supplied Delco Electronics Corporation with semi-finished circuit boards; and see Item 3 of this Report for a discussion of legal proceedings initiated by the Company against Delco Electronics Corporation.

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

     Prepreg is manufactured in a treater. A treater is a roll-to-
roll   continuous  machine  which  sequences  specially  designed fiberglass cloth or other reinforcement fabric into a resin tank and then sequences the resin-coated cloth through a series of ovens which partially cure the resin system into the cloth. This partially cured product or prepreg is then sheeted or paneled and packaged by the Company for sale to customers, or used by the Company to construct its copper-clad laminates.

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

       The Company manufactures multilayer printed circuit materials at eight fully integrated facilities located in the United States, Europe and Southeast Asia. The Company opened its California facility in 1965, its England facility in 1969, its first Arizona and France facilities in 1984, its Singapore facility in 1986 and its second France facility in 1992, and in 1997, the Company acquired Dielektra GmbH with a fully integrated facility in Cologne, Germany. The Company services the North America market principally through its United States manufacturing facilities, the European market principally through its manufacturing facilities in England, France and Germany, and the Asian market principally through its Singapore manufacturing facility. During its 2002 fiscal year, the Company established a business center in China to supply the demand for advanced multilayer printed circuitry materials in China. The Company has located its manufacturing facilities in its important markets. By maintaining technical and engineering staffs at each of its manufacturing facilities, the Company is able to deliver fully-integrated products and services on a timely basis.

     The Company has been expanding the manufacturing capacity of its electronic materials facilities in recent years. During the 2000 fiscal year, the Company completed expansions of its electronic materials operations in Singapore and France, acquired additional manufacturing capacity in California, and commenced significant additional expansions of its electronic materials operations in California and New York, which it completed in its 2002 fiscal year. During the 2001 fiscal year, the Company commenced a significant expansion of its higher technology product line manufacturing facility in Arizona, which the Company completed during the first quarter of its 2002 fiscal year. During the 2002 fiscal year, the Company established a business center in China, redesigned its German electronic materials business to focus its efforts and capabilities on its unique DatlamT automated continuous lamination and paneling technology and on the marketing and manufacturing of high technology, higher layer count mass lamination product, and established the capability to manufacture PTFE materials for RF/microwave applications at its Neltec high performance materials facility in Tempe, Arizona, augmenting the Company's PTFE manufacturing capability in Lannemezan, France.

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

        Advanced Composites and Specialty Tape Operations

     For many years, the Company was also engaged in the advanced composite materials and specialty adhesive tape businesses and the plumbing hardware business. However, during the fourth quarter of the 2000 fiscal year, the Company decided to close and liquidate its plumbing hardware business. See Notes 14 and 16 of the Notes to Consolidated Financial Statements in Item 8 of this Report for information concerning the Company's business segments and the closure of the plumbing hardware business.

       FiberCote Industries, Inc., the Company's composite materials business, develops and produces engineered composite materials for the aerospace, rocket motor, electronics, radio frequency ("RF") and specialty industrial markets. Dielectric Polymers, Inc., the Company's specialty adhesive tape and film business, produces tapes and bonding films for a variety of applications including joining industrial components together.

     Marketing and Customers

      The Company's advanced composite materials and specialty adhesive tape customers, substantially all of which are located in the United States, include manufacturers in the automotive, graphic arts, aerospace, rocket motor, electronics, RF and specialty industrial industries. Such materials are marketed by sales personnel including both salaried employees and independent sales representatives who work on a commission basis.

      While no single advanced composite materials or specialty adhesive tape customer accounted for 10% or more of the Company's total sales during the last fiscal year, the loss of a major customer or of a group of some of the largest customers of the advanced composite materials and specialty adhesive tape business could have a material adverse effect upon the business.

     Manufacturing and Sources of Supply

      The  Company's  advanced composite materials  manufacturing facility  is located in Waterbury, Connecticut, and its specialty
adhesive   tape  and  film  business  is  located   in   Holyoke,
Massachusetts.

      The Company designs and manufactures its advanced composite materials and industrial tapes and films to its own specifications and to the specifications of its customers. Product development efforts are devoted toward the conforming of the Company's advanced composites to the specifications of, and the obtaining of approvals from, the Company's customers. The materials used in the manufacture of these engineered materials include graphite and carbon fibers and fabrics, Kevlarr ("Kevlar" is a registered trademark of E.I. du Pont de Nemours & Co.), quartz, fiberglass, polyester, chemicals, resins, films, plastics, adhesives and certain other synthetic materials. The Company purchases these materials from several suppliers. Although satisfactory substitutes for many of these materials are not readily available, the Company has experienced no difficulties in obtaining such materials.

     Competition

      The Company has many competitors in the advanced composite materials and specialty adhesive tape businesses, including some major corporations which have substantially greater financial resources than the Company. The Company competes for business on the basis of product performance and development, product qualification and approval, the ability to manufacture and
deliver   products  in  accordance  with  customers'  needs   and
requirements, and price.

Backlog

      The Company records an item as backlog when it receives a purchase order specifying the number of units to be purchased, the purchase price, specifications and other customary terms and conditions. At May 5, 2002, the unfilled portion of all purchase orders received by the Company and believed by it to be firm was approximately $4,807,000, compared to $9,696,000 at April 29, 2001. The decline in backlog at May 5, 2002 compared to April 29, 2001 was due primarily to the continuing slump in the Company's business that began during the first two months of its 2002 fiscal year resulting from the severe downturn and correction in the global electronics industry.

      Various factors contribute to the size of the Company's backlog. Accordingly, the foregoing information may not be indicative of the Company's results of operations for any period subsequent to the fiscal year ended March 3, 2002.

Patents and Trademarks

     The Company holds several patents and trademarks or licenses thereto. In the Company's opinion, some of these patents and trademarks are important to its products. Generally, however, the Company does not believe that an inability to obtain new, or to defend existing, patents and trademarks would have a material adverse effect on the Company.

Employees

      At March 3, 2002, the Company had approximately 1,700 employees. Of these employees, 1,525 were engaged in the Company's electronic materials operations, 120 in its specialty adhesive tape and advanced composite materials operations and 55 consisted of executive personnel and general administrative staff. As a result of a severe correction and downturn in the global electronics industry and, consequently, in the Company's electronic materials business, the Company reduced its total number of employees during the first two months of its 2002 fiscal year from approximately 2,850 total employees to approximately 2,330 total employees at April 30, 2001, and during the remainder of the 2002 fiscal year the Company's total number of employee`s declined to approximately 1,700. None of the Company's employees are subject to a collective bargaining agreement. Management considers its employee relations to be good.

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

      See  "Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operations - Environmental Matters" included in Item 7 of this Report and Note 13 of the Notes to Consolidated Financial Statements included in Item 8 of this Report.

Item 2.   Properties.

      Set forth below are the locations of the significant properties owned and leased by the Company, the businesses which use the properties, and the size of each such property. All of such properties, except for the Lake Success, New York property, are used principally as manufacturing, warehouse and assembly facilities.







                     Owned                       Size
      Location         or        Use           (Square
                     Leased                    Footage)
  Lake Success, NY   Leased  Administrative      7,000
                             Offices
  Walden, NY         Owned   Electronic         51,000
                             Materials
  Newburgh, NY       Leased  Electronic        171,000
                             Materials
  Fullerton, CA      Leased  Electronic         95,000
                             Materials
  Anaheim, CA        Leased  Electronic         26,000
                             Materials
  Anaheim, CA        Leased  Electronic         41,000
                             Materials
  Tempe, AZ          Leased  Electronic         14,000
                             Materials
  Tempe, AZ          Leased  Electronic         81,000
                             Materials
  Tempe, AZ          Leased  Electronic          6,000
                             Materials
  Mirebeau, France   Owned   Electronic         81,000
                             Materials
  Lannemezan,        Owned   Electronic         29,000
  France                     Materials
  Cologne, Germany   Owned   Electronic        193,000
                             Materials
  Skelmersdale,      Owned   Electronic         54,000
  England                    Materials
  Singapore          Leased  Electronic         53,000
                             Materials
  Singapore          Leased  Electronic         15,000
                             Materials
  Singapore          Leased  Electronic         10,000
                             Materials
  Wuxi, China        Leased  Electronic         12,000
                             Materials
  Holyoke, MA        Leased  Specialty
                             Adhesive
                             Tapes and Films    46,000
  Waterbury, CT      Leased  Advanced
                             Composites        100,000

      The Company believes its facilities and equipment to be in good condition and reasonably suited and adequate for its current needs. During the 2002 fiscal year, certain of the Company's electronic manufacturing facilities were utilized at less than 50% of their capacity.

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

      On November 29, 2000, after a five day trial in Phoenix, Arizona, a jury awarded damages to NTI in the amount of $32,280,000, and on December 12, 2000 the judge in the United States District Court entered judgment for NTI on its claim of breach of the implied covenant of good faith and fair dealing with damages in the amount of $32,280,000. Both parties filed motions for post-judgment relief and a new trial, all of which the judge denied, and both parties have appealed the decision to the United States Court of Appeals for the Ninth Circuit in San Francisco. The appeal has been fully briefed and the parties await oral argument, which the Ninth Circuit has not yet scheduled.

      Park announced in March 1998 that it had been informed by Delco Electronics that Delco planned to close its printed circuit board fabrication plant and exit the printed circuit board manufacturing business. After the plant closure, Delco purchased all of its printed circuit boards from outside suppliers and Delco was no longer a customer of the Company's. As a result, the Company's sales to Delco declined significantly during the three-month period ended May 31, 1998, were negligible during the three-month period ended August 30, 1998 and have been nil since that time. During the Company's 1999 fiscal year first quarter and during its 1998 fiscal year and for several years prior thereto, more than 10% of the Company's total worldwide sales were to Delco Electronics Corporation; and the Company had been Delco's principal supplier of semi-finished multilayer printed circuit board materials for more than ten years. These materials were used by Delco to produce finished multilayer printed circuit boards. See "Business-Electronic Materials Operations-Customers and End Markets" in Item 1 of this Report, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report and "Factors That May Affect Future Results" after Item 7 of this Report.

     In the first quarter of the fiscal year ended March 3, 2002, the Company sold the assets and business of NTI and recorded non-recurring, pre-tax charges of approximately $15.7 million in its 2002 fiscal year first quarter ended May 27, 2001 in connection with the sale of NTI and the closure of a related support facility also located in Arizona. See Notes 10 and 11 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None

Executive Officers of the Registrant.

        Name                    Title                Age
 Brian E. Shore     Chief Executive Officer,
                    President and a Director         50

 Stephen E.         Senior Vice President,
 Gilhuley           Secretary and General Counsel    57

 Emily J. Groehl    Senior Vice President, Sales
                    and Marketing                    55

 John Jongebloed    Senior Vice President, Global    45
                    Logistics

 Thomas T. Spooner  Senior Vice President,
                    Corporate and Technology         65
                    Development

 Murray O. Stamer   Senior Vice President,           44
                    Finance

 Gary M. Watson     Senior Vice President,
                    Engineering and Technology       54

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

      Mr. Jongebloed has been employed by one of Park's "Nelco" business units for more than the past ten years. He was Vice President and General Manager of New England Laminates Co., Inc. from January 1992 to May 1999, and he has been President and General Manager of New England Laminates Co., Inc. since May 4, 1999. He was elected Senior Vice President of Park in July 2001.

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

  For the Fiscal Year            Stock Price      Dividends
  Ended March 3, 2002          High       Low     Declared
  First Quarter               $35.45    $20.03      $.060
  Second Quarter               26.73     21.22      $.060
  Third Quarter                26.50     19.06      $.060
  Fourth Quarter               27.97     24.30      $.060

  For the Fiscal Year            Stock Price      Dividends
  Ended February 25, 2001      High       Low     Declared
  First Quarter               $17.89    $14.87      $.053
  Second Quarter               27.53     15.69      $.053
  Third Quarter                49.72     26.45      $.060
  Fourth Quarter               43.10     20.50      $.060

      As of May 21, 2002, there were approximately 1,520 holders of record of Common Stock.

      The Company expects, for the immediate future, to continue to pay regular cash dividends.

Item 6.   Selected Financial Data.

      The following selected consolidated financial data of Park and its subsidiaries is qualified by reference to, and should be read in conjunction with, the consolidated financial statements, related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein. Insofar as such consolidated financial information relates to the five fiscal years ended March 3, 2002 and is as of the end of such periods, it is derived from the consolidated financial statements for such periods and as of such dates audited by Ernst & Young LLP, independent auditors. The
Consolidated financial statements as of March 3, 2002 and February 25, 2001 and for the three years ended March 3, 2002, together with the independent auditors' report for the three years ended March 3, 2002, appear in Item 8 of this Report.


                                        Fiscal Year Ended
                               (In thousands, except per share amounts)
                          Mar. 3,    Feb. 25,  Feb. 27,   Feb. 28,   Mar. 1,
                           2002        2001      2000       1999      1998
STATEMENTS OF EARNINGS
INFORMATION:

Net sales                $230,060    $522,197   $425,261  $387,634  $376,158

Cost of sales             218,265     404,527    351,841   328,884   301,968

Gross profit               11,795     117,670     73,420    58,750    74,190

Selling, general and
administrative expenses    34,360      49,897     45,508    41,279    39,418

Loss on sale of NTI and
closure of related support
facility (Note 10)         15,707        -          -         -         -

Restructuring and
severance charges (Note 11) 3,727        -          -         -         -

Closure of plumbing
hardware business(Note 16)   -           -         4,464      -         -

(Loss)/profit from
 operations               (41,999)     67,773     23,448    17,471    34,772

Other income:
 Interest and other
 income, net                5,543       8,419      6,654     7,642     8,382

 Interest expense            -          5,593      5,720     5,400     5,468

  Total other income        5,543       2,826        934     2,242     2,914

(Loss)/earnings before
income taxes              (36,456)     70,599     24,382    19,713    37,686

Income tax
(benefit)/provision       (10,937)     21,180      6,085     4,337    12,436

Net (loss)/earnings      $(25,519)   $ 49,419   $ 18,297  $ 15,376  $ 25,250

(Loss)/earnings per
share:

 Basic                   $  (1.31)   $   3.10   $   1.16  $    .93  $   1.48

 Diluted                 $  (1.31)   $   2.65   $   1.12  $    .92  $   1.38

Weighted average number
of common Shares
outstanding:

 Basic                     19,535      15,932     15,761    16,470    17,030

 Diluted                   19,535      20,002     19,643    16,707    20,922

Cash dividends per
common share             $    .24    $    .23   $    .21  $    .21  $    .21

BALANCE SHEET
INFORMATION:

Working capital          $167,000    $188,511   $176,113  $166,840  $176,553

Total assets              360,644     430,581    365,252   351,698   359,329

Long-term debt               -         97,672    100,000   100,000   100,000

Stockholders' equity      292,546     228,906    179,118   164,646   166,404

See Notes 10,11 and 16 of the Notes to Consolidated Financial Statements in
Item 8 of this Report.

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

General:

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

      The sales and earnings growth that the Company achieved during its 2001 and 2000 fiscal years halted in the 2002 fiscal year as a result of a severe correction and downturn in the global electronics industry. The Company's sales declined dramatically in the fiscal year ended March 3, 2002, with steep declines in sales by the Company's North American, European and Asian operations. The Company's sales volumes during the 2002 fiscal year were less than one half of the sales levels during the 2001 fiscal year, and the Company reported a substantial loss in the 2002 fiscal year.

      The Company's sales growth during the 2001 and 2000 fiscal years was attributable to increased sales of electronic materials in North America, excluding the loss of sales to Delco
Electronics, discussed below, and in Europe and Asia. The Company's ongoing efforts to expand its higher technology, higher margin product lines were significant factors in the growth of the Company's sales of electronic materials.

     The Company's earnings increased during each of the 2001 and 2000 fiscal years, despite the significant losses in the 2000 fiscal year incurred by the Company's mass lamination business in Arizona which formerly supplied Delco Electronics and despite the significant charges related to the closure and the write-down of the assets of the plumbing hardware business and the 2000 fiscal year operating loss of that business. In the 2001 fiscal year, the Company's earnings reached record levels as a result of the surge in demand for the Company's electronic materials products throughout the global electronics markets served by the Company and the Company's continuing emphasis on its higher technology product lines.

      Growth of the Company's electronic materials business was constrained during the 2001 and 2000 fiscal years by the Company's available manufacturing capacity, although the Company has been expanding the manufacturing capacity of its electronic materials facilities in recent years. Nevertheless, all the Company's electronic materials facilities were operating at full capacity during the 2001 fiscal year. During the 2000 fiscal year, the Company completed expansions of its electronic materials operations in Singapore and France, acquired additional manufacturing capacity in California, and commenced significant additional expansions of its electronic materials operations in California and New York, which it completed in its 2002 fiscal year. During the 2001 fiscal year, the Company commenced a significant expansion of its higher technology product line manufacturing facility in Arizona, which it completed in the 2002 fiscal year first quarter.

      During the Company's 1998 fiscal year and for several years prior thereto, more than 10% of the Company's total worldwide sales were to Delco Electronics Corporation, a subsidiary of General Motors Corp., and the Company's wholly owned subsidiary, Nelco Technology, Inc. ("NTI") located in Tempe, Arizona, had been Delco's principal supplier of semi-finished multilayer printed circuit board materials, commonly known as mass lamination, which were used by Delco to produce finished multilayer printed circuit boards. However, in March 1998, the Company was informed by Delco that Delco planned to close its printed circuit board fabrication plant and exit the printed circuit board manufacturing business. As a result, the Company's sales to Delco declined during the three-month period ended May 31, 1998, were negligible during the remainder of the 1999 fiscal year and have been nil since that time.

      In May 1998, the Company and NTI filed a complaint against Delco Electronics Corporation and the Delphi Automotive Systems unit of General Motors Corp. in the United States District Court for the District of Arizona. The complaint alleged, among other things, that Delco breached its contract to purchase semi-finished multilayer printed circuit boards from NTI and that Delphi interfered with NTI's contract with Delco, that Delco breached the covenant of good faith and fair dealing implied in the contract, that Delco engaged in negligent misrepresentation and that Delco fraudulently induced NTI to enter into the contract. The Company and NTI sought substantial compensatory and punitive damages. In November 2000, a jury awarded damages to NTI in the amount of $32,280,000, and in December 2000 the judge in the United States District Court for the District of Arizona entered judgment for NTI on its claim of breach of the implied covenant of good faith and fair dealing with damages in the amount of $32,280,000. Both parties filed motions for post-judgment relief and a new trial, all of which the judge denied, and both parties have appealed the decision to the United States Court of Appeals for the Ninth Circuit in San Francisco.

      After March 1998, the business of NTI languished and its performance was unsatisfactory due primarily to the absence of the unique, high-volume, high-quality business that had been provided by Delco Electronics and the absence of any other customer in the North American electronic materials industry with a similar demand for the large volumes of semi-finished multilayer printed circuit board materials that Delco purchased from NTI. Although NTI's business experienced a resurgence in the 2001 fiscal year as the North American market for printed circuit materials became extremely strong and demand exceeded supply for the electronic materials manufactured by the Company, the
Company's internal expectations and projections for the NTI business were for continuing volatility in the business' performance over the foreseeable future. Consequently, the Company commenced efforts to sell the business in the second half of its 2001 fiscal year; and in April 2001, the Company sold the assets and business of NTI and closed a related support facility, also located in Tempe, Arizona. In connection with the sale and closure, the Company recorded non-recurring, pre-tax charges of $15.7 million in its 2002 fiscal year first quarter ended May 27, 2001. As a result of this sale, the Company exited the mass lamination business in North America.

     Although the Company's electronic materials business was not dependent on this single customer, the loss of this customer had a material adverse effect on this business in the last three fiscal years.

     The Company is not engaged in any related party transactions involving relationships or transactions with persons or entities that derive benefits from their non-independent relationship with the Company or the Company's related parties, or in any transactions with parties with whom the Company or its related parties have a relationship that enables the parties to negotiate terms of material transactions that may or would not be available from other, more clearly independent parties on an arm's-length basis, or in any trading activities involving non-exchange traded commodity or other contracts that are accounted for at fair value or otherwise or in any energy trading or risk management activities, other than certain limited foreign currency contracts intended to hedge the Company's contractual commitments to pay certain obligations or to realize certain receipts in foreign currencies.

Fiscal Year 2002 Compared with Fiscal Year 2001:

      The Company experienced a sharp decline in its results of operations for the fiscal year ended March 3, 2002 as the North American, European and Asian markets for sophisticated printed circuit materials experienced severe downturns during such periods.

     In addition to its severely depressed results of operations, during the 2002 fiscal year first quarter, the Company incurred non-recurring, pre-tax charges of $15.7 million in connection with the sale of the assets and business of NTI and the closure of a related support facility in Arizona and $0.7 million in connection with workforce reductions at the Company's continuing operations. The Company also incurred pre-tax charges during the 2002 fiscal year third quarter totaling $2.9 million in connection with the realignment of the operations of its German subsidiary, Dielektra GmbH, the Company's electronic materials business located in Cologne, Germany. The realignment included the closure of Dielektra's conventional lamination line to enable it to better focus its efforts and capabilities on its unique DatlamT automated continuous lamination and paneling manufacturing technology and the reduction of the size of its mass lamination operations in order to focus on the marketing and manufacturing of high technology, higher layer count mass lamination product. The Company incurred an additional $125,000 in pre-tax charges during the third quarter for a workforce reduction at another business unit.

       The significant reduction in the Company's sales of electronic materials was largely responsible for the severe decline in the Company's results of operations for the fiscal year ended March 3, 2002. The North American, European and Asian markets for sophisticated printed circuit materials collapsed during the 2002 fiscal year, and the Company's electronic materials operations located in each region suffered as a result, although the Company believes it gained market share with certain of its electronic materials customers.

      The Company's results of operations and margins declined in the 2002 fiscal year principally as a result of the electronic material business' decrease in sales of all products and the concomitant operation of the Company's facilities at levels far below their designed manufacturing capacity.

      Operating results of the Company's specialty adhesive tape and advanced composite materials businesses also declined during the 2002 fiscal year. This decline was attributable to lower volumes of products sold.

      While the Company's sales volumes during the 2002 fiscal year were only about 44% of the robust sales volumes achieved by the Company during the 2001 fiscal year, the Company has experienced a small improvement in its sales levels during the months of January through April 2002 compared to the preceding seven months. The Company believes this improvement is attributable to market share gains and to improvements in the business of the Company's customers. However, the Company cannot predict whether this small improvement is sustainable or to ascertain whether the global electronics industry is in fact beginning to recover.

     Results of Operations

      Net sales for the fiscal year ended March 3, 2002 declined 56% to $230.1 million from $522.2 million for the fiscal year ended February 25, 2001. This decline in sales was the result of lower unit volumes of materials shipped and the absence of sales by NTI, which, as described above, the Company sold in the 2002 fiscal year first quarter.

      Although the net sales of NTI during the 2001 fiscal year were material relative to the Company's consolidated net sales during such year, the operations of NTI were not material to the Company's consolidated financial position, results of operations, capital resources or liquidity, and the sale of NTI is not expected to have any material effect on the Company's future operating results, financial position, capital resources, liquidity or continuing operations.

     The Company's foreign operations accounted for $97.5 million of sales, or 42% of the Company's total sales worldwide, during the 2002 fiscal year, compared with $209.3 million of sales, or 40% of total sales worldwide, during the 2001 fiscal year. Sales by the Company's foreign operations during the 2002 fiscal year decreased 54% from the 2001 fiscal year. The decrease in sales by the Company's foreign operations in the 2002 fiscal year was due to decreases in sales in both Asia and Europe.

        The overall gross margin as a percentage of net sales for the Company's worldwide operations was 5.1% during the 2002 fiscal year compared with 22.5% during the 2001 fiscal year. The deterioration in the gross margin was attributable to the significant declines in sales volumes from the 2001 fiscal year, the absence of growth in sales of higher technology, higher margin products, which was only slightly offset by increases in market share with certain key electronic materials customers and inefficiencies caused by operating certain facilities at levels below their designed manufacturing capacity. Although the Company's cost of sales decreased significantly as a result of lower production volumes and cost reduction measures implemented by the Company, including significant workforce reductions, the reduction of overtime and the decision to not implement annual salary increases, the declines in sales and production volumes resulted in lower volumes to absorb fixed overhead costs and, consequently, an increase in the cost of sales as a percentage of net sales in the 2002 fiscal year.

       Although selling, general and administrative expenses declined by $15.5 million, or by 31%, during the 2002 fiscal year compared with the 2001 fiscal year, these expenses, measured as a percentage of sales, were 14.9% during the 2002 fiscal year compared with 9.5% during the 2001 fiscal year. The increase in selling, general and administrative expenses as a percentage of sales in the 2002 fiscal year resulted from proportionately lower sales compared to the 2001 fiscal year.

      For the reasons set forth above, for the 2002 fiscal year, income from operations, including the non-recurring, pre-tax charges, described above, related to the realignment of the operations of the Company's German business unit, the sale of NTI and the closure of a related support facility and severance for workforce reductions at the Company's continuing operations, declined to a loss of $42.0 million, and income from operations, before the non-recurring, pre-tax charges, declined to a loss of $22.6 million, in both cases compared to a profit of $67.8 million for the 2001 fiscal year.

        Interest and other income, net, principally investment income, declined 34% to $5.5 million for the 2002 fiscal year from $8.4 million for the 2001 fiscal year. The decrease in investment income was attributable to the reduction in cash available for investment and lower prevailing interest rates during the 2002 fiscal year. The Company's investments were primarily short-term taxable instruments. The Company incurred no interest expense during the 2002 fiscal year compared with $5.6 million during the 2001 fiscal year. The Company's interest expense was related primarily to its $100 million principal amount of 5.5% Convertible Subordinated Notes due 2006, issued in 1996, $2,328,000 principal amount of which was converted into 82,750 shares of the Company's common stock prior to February 25,2001, the end of the Company's 2001 fiscal year, $95,934,000 of which was converted into 3,410,908 shares of the Company's common stock on March 1, 2001, and $1,738,000 of which was redeemed by the Company for cash on March 2, 2001. See "Liquidity and Capital Resources" elsewhere in this Item 7.

      The Company's effective income tax rate was 30.0% for the 2002 fiscal year and the 2001 fiscal year.

      Net earnings for the 2002 fiscal year, including the non-recurring, pre-tax charges, described above, related to the realignment of the operations of the Company's German business unit, the sale of NTI and the closure of a related support facility and severance for workforce reductions at the Company's continuing operations, declined to a net loss of $25.5 million, and net earnings, before the non-recurring, pre-tax charges, declined to a net loss of $11.9 million, in both cases from net earnings of $49.4 million for the 2001 fiscal year.

      Basic and diluted earnings per share decreased from $3.10 and $2.65, respectively, for the 2001 fiscal year to a loss per share of $1.31 including the non-recurring, pre-tax charges and to a loss per share of $0.61 before the non-recurring, pre-tax charges for the 2002 fiscal year.

      The  declines in net earnings and earnings per  share  were primarily attributable to the decline in the profit from operations and the charge for the closure of the business unit in Arizona which formerly supplied Delco Electronics Corporation with semi-finished multilayer circuit boards.

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

     Results of Operations

      Net sales for the fiscal year ended February 25, 2001 increased 23% to $522.2 million from $425.3 million for the fiscal year ended February 27, 2000. This increase in sales was principally the result of higher volume of materials shipped and an increase in sales of higher technology products.

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

Liquidity and Capital Resources:

       At March 3, 2002, the Company's cash and temporary investments were $151.4 million compared with $155.7 million at February 25, 2001, the end of the Company's 2001 fiscal year. The decrease in the Company's cash and investment position at March 3, 2002 was attributable to reduced cash provided from operating activities and cash used for the purchase of fixed assets, as discussed below. The Company's working capital (which includes cash and temporary investments) was $167.0 million at March 3, 2002 compared with $188.5 million at February 25, 2001. The decrease at March 3, 2002 compared with February 25, 2001 was due principally to lower cash and temporary investments, accounts receivable and inventories, offset in part by lower current liabilities. The decrease in accounts receivable, inventories and current liabilities at March 3, 2002 compared with February 25, 2001 was a result principally of reduced operating activity in support of lower sales volumes. The Company's current ratio (the ratio of current assets to current liabilities) was 4.9 to 1 at March 3, 2002 compared with 3.4 to 1 at February 25, 2001.

      During the 2002 fiscal year, cash provided by the Company's operations, before depreciation and amortization and before non-cash losses related to the sale and impairment of fixed assets, of $4.3 million was enhanced by a significant net reduction in working capital items, resulting in $23.4 million of cash provided from operating activities. A major portion of the 2002 fiscal year's capital expenditures related to the expansions of the Company's electronic materials facilities in Arizona, California and New York. These expansions increased the Company's capacity and capability for the production of sophisticated printed circuit materials. Net expenditures for property, plant and equipment were $22.8 million, $51.8 million and $27.7 million in the 2002, 2001 and 2000 fiscal years, respectively. The Company expects the capital expenditures in the 2003 fiscal year to be less than the expenditures in the 2002 fiscal year and in the 2001 fiscal year.

      At March 3, 2002, the Company had no long-term debt. During the Company's 2001 fiscal year, $2,328,000 principal amount of Notes was converted into 82,750 shares of the Company's common stock, and immediately after the end of the 2001 fiscal year, $95,934,000 principal amount of Notes was converted into 3,410,908 shares of the Company's common stock, all at a conversion price of $28.125 per share. On March 2, 2001, the Company redeemed $1,738,000 principal amount of Notes for a redemption price of $1,000.15 (including accrued interest) for each $1,000 principal amount Note pursuant to a previous announcement that on March 2, 2001 it would redeem all of the outstanding Notes that were not converted on or before March 1, 2001. See Note 6 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

      The Company believes its financial resources will be sufficient, for the foreseeable future, to provide for continued investment in working capital and property, plant and equipment and for general corporate purposes. Such resources would also be available for appropriate acquisitions and other expansions of the Company's business.

     The Company is not aware of any circumstances or events that are reasonably likely to occur that could materially affect its liquidity.

     The Company's liquidity is not dependent on the use of, and the Company is not engaged in, any off-balance sheet financing arrangements, such as securitization of receivables or obtaining access to assets through special purpose entities.

     The Company's contractual obligations and other commercial commitments to make future payments under contracts, such as lease agreements, consist only of the operating lease commitments described in Note 13 of the Notes to Consolidated Financial Statements included elsewhere in this Report. The Company has no long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments or contingent commitments, other than a standby letter of credit in the amount of $1,042,000 to secure the Company's obligations under its workers' compensation insurance program.

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

     In the 2002, 2001 and 2000 fiscal years, the Company charged approximately $0.2 million, $0.3 million and $0.2 million, respectively, against pre-tax income for remedial response and voluntary cleanup costs (including legal fees). While annual expenditures have generally been constant from year to year, and may increase over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At March 3, 2002, the recorded liability in accrued liabilities for environmental matters was $4.0 million compared with $4.4 million at February 25, 2001.

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

Critical Accounting Policies and Estimates:

       In response to financial reporting release, FR-60,"Cautionary Advice Regarding Disclosure About Critical Accounting Policies", issued by the Securities and Exchange Commission in December 2001, the following information is provided regarding critical accounting policies that are important to the Consolidated Financial Statements and that entail, to a significant extent, the use of estimates, assumptions and the application of management's judgment.

     General

     The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent liabilities. On an on-going basis, the Company evaluates its estimates, including those related to sales allowances, bad debts, inventories, valuation of long-lived assets, income taxes, restructuring, pensions and other employee benefit programs, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

     Sales Allowances

      The Company provides for the estimated costs of sales allowances at the time such costs can be reasonably estimated. The Company is focused on manufacturing the highest quality electronic materials and other products possible and employs stringent manufacturing process controls and works with raw material suppliers who have dedicated themselves to complying with the Company's specifications and technical requirements. However, if the quality of the Company's products declined, the Company may incur higher sales allowances.

     Bad Debt

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Inventory

     The Company writes down its inventory for estimated obsolescence or unmarketability based upon the age of the inventory and assumptions about future demand for the Company's products and market conditions. If actual demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     Valuation of Long-lived Assets

     The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Important factors that could trigger an impairment review include, but are not limited to, significant negative industry or economic trends and significant changes in the use of the Company's assets or strategy of the overall business.

     Income Taxes

     Carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company's consolidated statement of operations. Management evaluates the realizability of the deferred tax assets quarterly and assesses the need for additional valuation allowances quarterly.

     Restructuring

     During the fiscal year ended March 3, 2002, the Company recorded significant reserves in connection with the restructuring relating to the sale of Nelco Technology, Inc., the closure of a related support facility and the realignment of Dielektra, GmbH. These reserves include estimates pertaining to employee separation costs and the settlements of contractual obligations resulting from the Company's actions. Although the Company does not anticipate significant changes, the actual costs incurred by the Company may differ from these estimates.

     Contingencies and Litigation

     The Company is subject to a small number of proceedings, lawsuits and other claims related to environmental, employment, product and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes in these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

     Pension and Other Employee Benefit Programs

     The Company's subsidiary in Europe has significant pension costs that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates and wage inflation rates. The Company is required to consider current market conditions, including changes in interest rates and wage costs, in selecting these assumptions. Changes in the related pension costs may occur in the future in addition to changes resulting from fluctuations in the Company's related headcount due to changes in the assumptions.

     The Company's obligations for workers' compensation claims and employee-health care benefits are effectively self-insured. The Company uses an insurance company administrator to process all such claims and benefits. The Company accrues its workers' compensation liability based upon the claim reserves established by the third-party administrator and historical experience. The Company's employee health insurance benefit liability is based on its historical claims experience.

     The Company and certain of its subsidiaries have a non-contributory profit sharing retirement plan covering their regular full-time employees. In addition, the Company's subsidiaries have various bonus and incentive compensation
programs,   most   of  which  are  determined   at   management's
discretion.

     The Company's reserves associated with these self-insured liabilities and benefit programs are reviewed by management for adequacy at the end of each reporting period.




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

        . The Company's customer base is concentrated, in part, because the Company's business strategy has been to develop long-term relationships with a select group of customers. During the Company's fiscal year ended March 3, 2002, the Company's ten largest customers accounted for approximately 59% of net sales. The Company expects that sales to a relatively small number of customers will continue to account for a significant portion of its net sales for the foreseeable future. A loss of one or more of such key customers could affect the Company's profitability. See "Business-Electronic Materials Operations-Customers and End Markets" in Item 1 of this Report, "Legal Proceedings" in Item 3 of this Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report for discussions of the loss of a key cus tomer early in the 1999 fiscal year.

        . The Company's business is dependent on certain aspects of the electronics industry, which is a cyclical industry and which has experienced recurring downturns. The downturns, such as occurred in the first quarter of the Company's fiscal year ended March 2, 1997 and in the first quarter of the Company's fiscal year ended March 3, 2002, can be unexpected and have often reduced demand for, and prices of, electronic materials.

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

Item 7A.Quantitative  and  Qualitative Disclosures  About  Market
        Risk.

            The Company is exposed to market risks for changes in
foreign currency exchange rates and interest rates. The Company's primary foreign currency exchange exposure relates to the translation of the financial statements of foreign subsidiaries using currencies other than the U.S. dollar as their functional currency. The Company does not believe that a 10% fluctuation in foreign exchange rates would have had a material impact on its consolidated results of operations or financial position. The exposure to market risks for changes in interest rates relates to the Company's short-term investment portfolio. This investment portfolio is managed by outside professional managers in accordance with guidelines issued by the Company. These guidelines are designed to establish a high quality fixed income portfolio of government and highly rated corporate debt securities with a maximum weighted maturity of less than one year. The Company does not use derivative financial instruments in its investment portfolio. Based on the average maturity of the investment portfolio at the end of the 2002 fiscal year a 10%
increase in short term interest rates would not have had a material impact on the consolidated results of operations or financial position of the Company.

Item 8. Financial Statements and Supplementary Data.

         The Company's Financial Statements begin on the next page.



REPORT OF INDEPENDENT AUDITORS





To the Board of Directors and Stockholders of Park Electrochemical Corp.
Lake Success, New York


We have audited the accompanying consolidated balance sheets of Park Electrochemical Corp. and subsidiaries as of March 3, 2002 and February 25, 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 3, 2002. Our audits also included the financial statement schedule listed in the Index at
Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park Electrochemical Corp. and subsidiaries as of March 3, 2002 and February 25, 2001 and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 3, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                        ERNST & YOUNG LLP


New York, New York
April 22, 2002









PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)


                                      March 3,   February 25,
                                        2002        2001
ASSETS
Current assets:
 Cash and cash equivalents           $99,492       $123,726

 Marketable securities (Note 2)       51,917         32,017

 Accounts receivable, less
 allowance for doubtful accounts
 of $1,817 and $2,074, respectively   33,628         71,105

 Inventories (Note 3)                 13,242         32,307

 Prepaid expenses and other
 (Note 7)                             12,082          9,456
                                    ---------       ---------
   Total current assets              210,361        268,611

Property, plant and equipment,
net of accumulated depreciation
and amortization (Notes 4, 10
and 11)                              149,810        159,309

Other assets (Note 7)                    473          2,661

   Total                            $360,644       $430,581
                                    =========      =========
LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities:
 Accounts payable                   $ 14,098       $ 29,481

 Accrued liabilities (Notes 5
 and 13)                              27,862         39,052

 Income taxes payable                  1,401         11,567
                                     --------       --------
   Total current liabilities          43,361         80,100

Long-term debt (Note 6)                 -            97,672

Deferred income taxes (Note 7)        13,054         12,679

Deferred pension liability and
other (Note 12)                       11,683         11,224

Commitments and contingencies
(Notes 12 and 13)

Stockholders' equity (Notes 6,
8, 9 and 12):

Preferred stock, $1 par value
per share-authorized, 500,000
shares; issued, none                    -              -

Common stock, $.10 par value
per share-authorized, 60,000,000
shares; issued, 20,369,986 shares      2,037          2,037

Additional paid-in capital           131,138         57,318

 Retained earnings                   172,953        203,150

 Accumulated other non-owner changes  (7,890)        (5,764)
                                     --------       --------
                                     298,238        256,741
 Less treasury stock, at cost,
  877,163 and 4,441,359
  shares, respectively                (5,692)       (27,835)
                                     --------      ---------

   Total stockholders' equity        292,546        228,906
                                    ---------      ---------
   Total                            $360,644       $430,581
                                    =========      =========
See notes to consolidated financial statements.


PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

                                   Fiscal Year Ended
                             March 3,    February 25,   February 27,
                               2002         2001            2000

Net sales                   $230,060      $522,197       $425,261

Cost of sales                218,265       404,527        351,841
                            ---------     ---------      --------
Gross profit                  11,795       117,670         73,420

Selling, general and
administrative expenses       34,360        49,897         45,508

Loss on sale of NTI and
closure of related
support facility (Note 10)    15,707          -              -

Restructuring and
severance charges (Note 11)    3,727          -              -

Closure of plumbing
hardware business (Note 16)     -             -            4,464
                             --------      --------      --------
(Loss)/profit from
operations                   (41,999)       67,773        23,448
                             --------      --------      --------
Other income:
 Interest and other
 income, net                   5,543         8,419         6,654

 Interest expense (Note 6)      -            5,593         5,720
                             --------      --------      --------
 Total other income            5,543         2,826           934
                             --------      --------      --------
(Loss)/earnings before
income taxes                 (36,456)       70,599        24,382
Income taxes (Note 7)        (10,937)       21,180         6,085
                            ---------     ---------     --------
Net (loss)/earnings         $(25,519)     $ 49,419      $ 18,297
                            =========     =========     =========
(Loss)/earnings per share
(Note 9):
 Basic                        $(1.31)        $3.10         $1.16
 Diluted                      $(1.31)        $2.65         $1.12

See notes to consolidated financial statements.












PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share and per share amounts)


                                                      Additional
                                     Common Stock       Paid-in    Retained
                                   Shares     Amount    Capital    Earnings
Balance, February 28, 1999      20,369,986    $2,037    $52,429    $142,336
 Net earnings                                                        18,297
 Exchange rate changes
 Change in pension
liability adjustment
 Market revaluation
 Stock options exeercised                                 1,686
 Cash dividends ($.21
 per share)                                                          (3,325)
 Comprehensive income          __________    ______     _______    _________
Balance, February 27, 2000     20,369,986     2,037      54,115     157,308
 Net earnings                                                        49,419
 Exchange rate changes
 Change in pension
liability adjustment
 Market revaluation
 Conversion of long-term debt                             1,810
 Stock options exercised                                  1,393
 Purchase of treasury stock
 Cash dividends ($.23
 per share)                                              (3,577)
 Comprehensive income         __________    ______       _______    _________
Balance, February 25, 2001    20,369,986     2,037       57,318       203,150
 Net loss                                                             (25,519)
 Exchange rate changes
 Change in pension
 liability adjustment
 Market revaluation
 Conversion of long-term debt                            72,634
 Stock options exercised                                  1,186
 Purchase of treasury stock
 Cash dividends ($.24
 per share)                                                           (4,678)
 Comprehensive loss
                             __________    ______      ________     _________
Balance, March 3, 2002       20,369,986    $2,037      $131,138     $172,953

See notes to consolidated financial
statements.





PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share and per share amounts)

                            Accumulated
                             Other Non-                              Comprehen-
                               Owner           Treasury Stock           sive
                              Changes       Shares       Amount        Income
Balance, February 28, 1999   $(1,802)     4,887,569    $(30,354)
 Net earnings                                                         $ 18,297
 Exchange rate changes        (3,407)                                   (3,407)
 Change in pension
 liability adjustment            149                                       149
 Market revaluation             (231)                                     (231)
 Stock options exercised                   (215,339)      1,303
 Cash dividends ($.21                                                 _________
 per share)
 Comprehensive income        ________      _________     ________     $ 14,808
Balance, February 27, 2000    (5,291)      4,672,230     (29,051)     =========
 Net earnings                                                          $49,419
 Exchange rate changes        (2,255)                                   (2,255)
 Change in pension
 liability adjustment          1,481                                     1,481
 Market revaluation              301                                       301
 Conversion of long-term debt                (82,750)        519
 Stock options exercised                    (156,666)        978
 Purchase of treasury stock                    8,545        (281)
 Cash dividends ($.23                                                 _________
 per share)
 Comprehensive income        ________       _________     _______     $ 48,946
Balance, February 25, 2001    (5,764)       4,441,359    (27,835)     =========
 Net loss                                                             $(25,519)
 Exchange rate changes        (1,257)                                   (1,257)
 Change in pension
 liability adjustment           (802)                                     (802)
 Market revaluation              (67)                                      (67)
 Conversion of long-term debt              (3,411,204)    21,381
 Stock options exercised                     (162,830)     1,027
 Purchase of treasury stock                     9,838       (265)
 Cash dividends ($.24                                                 _________
 per share)
 Comprehensive loss                                                   $(27,645)
                             ________      __________   __________    =========
Balance, March 3, 2002       $(7,890)        877,163    $  (5,692)

See notes to consolidated financial
statements.


PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
                                                    Fiscal Year Ended
                                            March 3,   February 25,   February 27.
                                             2002         2001           2000
Cash flows from operating
activities:
 Net (loss)/earnings                      $(25,519)     $ 49,419      $ 18,297
 Adjustments to reconcile net
(loss)/earnings to net cash
provided by operating activities:
  Depreciation and amortization             16,257        16,724        16,264
  Loss on sale of fixed assets              10,636          -             -
  Provision for plumbing business closure     -            -             3,230
  Provision for impairment of fixed assets   2,959         1,146         1,234
  Provision for doubtful accounts
  receivable                                   123           228           725
  Provision for deferred income taxes       (4,690)        2,781           600
  Other, net                                   (63)       (1,026)          107
  Changes in operating assets and
  liabilities:
   Accounts receivable                      36,907        (4,324)      (13,722)
   Inventories                              18,793        (5,410)       (2,831)
   Prepaid expenses and other current assets 4,511        (3,404)          292
   Other assets and liabilities                 29          (476)        1,281
   Accounts payable                        (13,617)        5,004        (5,140)
   Accrued liabilities                      (9,744)       10,599         3,922
   Income taxes payable                    (13,176)        6,141        (2,777)

     Net cash provided by operating
     activities                             23,406        77,402        21,482

Cash flows from investing activities:
 Purchases of property, plant and
 equipment                                 (25,786)      (55,011)      (27,846)
 Proceeds from sales of property,
 plant and equipment                         2,986         3,250           117
 Purchases of marketable securities        (47,355)      (70,144)     (127,677)
 Proceeds from sales and maturities
 of marketable securities                   27,036       117,245       152,388

     Net cash used in investing activities (43,119)       (4,660)       (3,018)

Cash flows from financing activities:
 Redemption of long term debt               (1,738)         -             -
 Dividends paid                             (4,678)       (3,577)       (3,325)
 Proceeds from exercise of stock options     1,959         1,722         2,478

     Net cash used in financing activities  (4,457)       (1,855)         (847)

(Decrease)/increase in cash and cash
equivalents before effect of
exchange rate changes                      (24,170)       70,887        17,617
Effect of exchange rate changes on
cash and cash equivalents                      (64)         (314)       (1,146)

(Decrease)/increase in cash and cash
equivalents                                (24,234)       70,573        16,471

Cash and cash equivalents, beginning
of year                                    123,726        53,153        36,682

Cash and cash equivalents, end of year    $ 99,492      $123,726      $ 53,153

See notes to consolidated financial
statements.


PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended March 3, 2002


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

     a.   Principles   of   Consolidation  -   The   consolidated
          financial statements include the accounts of  Park  and
          its subsidiaries. All significant intercompany balances
          and transactions have been eliminated.
     b.   Use   of  Estimates  -  The  preparation  of  financial
          statements   in  conformity  with  generally   accepted
          accounting  principles  requires  management  to   make
          estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.
          See "Critical Accounting Policies and Estimates" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 8 of this Report.
     c.   Accounting Period - The Company's fiscal year is the 52
          or 53 week period ending the Sunday nearest to the last
          day of February. The 2002, 2001 and 2000 fiscal years ended on March 3, 2002 February 25, 2001 and February
          27,  2000, respectively. Fiscal year 2002 consisted  of
          53 weeks and fiscal years 2001 and 2000 consisted of 52
          weeks.
     d. Marketable Securities - All marketable securities are classified as available-for-sale and are carried at fair  value, with the unrealized gains and losses,  net
          of  tax,  included  in comprehensive  income.  Realized
          gains   and   losses,  amortization  of  premiums   and
          discounts,   and  interest  and  dividend  income   are
          included  in other income. The cost of securities  sold
          is based on the specific identification method.
     e.   Inventories  - Inventories are stated at the  lower  of
          cost (first-in, first-out method) or market.
     f. Revenue Recognition - Revenues are recognized at the time product is shipped to the customer.
     g. Product Warranties - The Company accrues for defective products at the time the existence of the defect is known and the amount is reasonably determinable. The Company's products are made to specific customer order specifications, and there are no future performance requirements for the Company's products other than the products' meeting the agreed specifications. The amounts of returns and allowances resulting from defective or damaged products
          have been approximately 0.5% of sales for each of the Company's last three fiscal years.
     h. Shipping Costs - The amounts paid to third-party shippers for transporting products to customers are classified as selling expenses. The amounts included in selling, general and administrative expenses were approximately $4,034,000, $6,485,000 and $6,483,000 for fiscal years 2002, 2001 and  2000, respectively.
     i.   Depreciation   and  Amortization  -  Depreciation   and
          amortization are computed principally by the  straight-
          line  method  over the estimated useful  lives  of  the
          related   assets   or,   with  respect   to   leasehold
          improvements, the terms of the leases, if shorter.
     j.   Deferred  Charges - Costs incurred in  connection  with
          the issuance of debt are deferred and included in other assets and amortized, using the effective interest method, over the debt repayment period.
     k. Income Taxes - Deferred income taxes are provided for temporary differences in the reporting of certain items, primarily depreciation, for income tax purposes as compared with financial accounting purposes.
          United  States ("U.S.") Federal income taxes  have  not
          been    provided   on   the   undistributed    earnings
          (approximately  $95,300,000 at March 3,  2002)  of  the
          Company's   foreign   subsidiaries,   because   it   is
          management's practice and intent to reinvest such earnings in the operations of such subsidiaries.
     l.   Foreign  Currency Translation - Assets and  liabilities
          of foreign subsidiaries using currencies other than the
          U.S. dollar as their functional currency are translated
          into  U.S.  dollars at fiscal year-end exchange  rates,
          and  income and expense items are translated at average
          exchange  rates  for  the  period.  Gains  and   losses
          resulting from translation are recorded as currency translation adjustments in comprehensive income.
     m. Consolidated Statements of Cash Flows - The Company considers all money market securities and investments with maturities at the date of purchase of 90 days or less to be cash equivalents.

          Supplemental cash flow information:

                                             Fiscal Year
                                       2002       2001      2000
  Cash paid during the year for:
   Interest                        $2,700,000  $5,593,000 $5,524,000
   Income taxes                     6,847,000  12,281,000  7,976,000


2.   MARKETABLE SECURITIES

     The following is a summary of available-for-sale securities:
                                             Gross       Gross
                                          Unrealized   Unrealized   Estimated
                             Amortized       Gains       Losses     Fair Value
                                Cost
 March 3, 2002:
 U.S. Treasury and
 other government securities  $29,956,000   $ 76,000     $ 72,000  $29,960,000
 U.S. corporate debt
 securities                    21,853,000     80,000       49,000   21,884,000
   Total debt securities       51,809,000    156,000      121,000   51,844,000
 Equity securities                  5,000     68,000         -          73,000
                              $51,814,000   $224,000     $121,000  $51,917,000

 February 25, 2001:
 U.S. Treasury and
 other government securities  $ 1,007,000   $ 11,000     $   -     $ 1,018,000
 U.S. corporate debt
 securities                    30,800,000    231,000      102,000   30,929,000
   Total debt securities       31,807,000    242,000      102,000   31,947,000
 Equity securities                  5,000     65,000         -          70,000
                              $31,812,000   $307,000     $102,000  $32,017,000

     The gross realized gains on the sales of securities were $0, $26,000 and $9,000 for fiscal years 2002, 2001 and 2000, respectively, and the gross realized losses were $60,000, $0, and $11,000 for fiscal years 2002, 2001 and 2000, respectively.

     The  amortized cost and estimated fair value of the debt and
     marketable   equity  securities  at  March   3,   2002,   by
     contractual maturity, are shown below:

                                                   Estimated
                                                      Fair
                                       Cost          Value

     Due in one year or less        $ 9,123,000    $ 9,208,000
     Due after one year through
     five years                      42,686,000     42,636,000
                                     51,809,000     51,844,000
     Equity securities                    5,000         73,000
                                    $51,814,000    $51,917,000


3.   INVENTORIES

                                      March 3,   February 25,
                                       2002          2001
     Raw materials                 $ 4,996,000   $14,988,000
     Work-in-process                 2,916,000     5,075,000
     Finished goods                  4,784,000    11,319,000
     Manufacturing supplies            546,000       925,000
                                   $13,242,000   $32,307,000

4.   PROPERTY, PLANT AND EQUIPMENT

                                      March 3,   February 25,
                                       2002          2001
Land, buildings and improvements   $ 60,689,000  $ 48,501,000
Machinery, equipment, furniture
and fixtures                        203,476,000   233,078,000
                                   ------------  ------------
                                    264,165,000   281,579,000
Less accumulated depreciation
and amortizationn                   114,355,000   122,270,000
                                   ------------  ------------
                                   $149,810,000  $159,309,000

     Depreciation and amortization expense relating to property, plant and equipment was $16,257,000, $16,724,000 and $16,200,000 for fiscal years 2002, 2001 and 2000, respectively. Pretax charges of $2,959,000, $1,146,000 and $1,234,000 were recorded in fiscal years 2002, 2001 and 2000, respectively, for the write-down of impaired operating equipment to its estimated net realizable value (see Notes 10, 11 and 16 below). Interest expense capitalized to property, plant and equipment was $0, $239,000 and $93,000 for fiscal years 2002, 2001 and 2000, respectively.

5.   ACCRUED LIABILITIES

                                          March 3,   February 25,
                                           2002         2001
     Payroll and payroll related       $ 9,000,000   $12,067,000
     Taxes, other than income taxes        471,000     1,139,000

     Interest                                 -        2,700,000
     Employee benefits                   5,525,000     7,275,000
     Environmental reserve               3,975,000     4,431,000
     Other                               8,891,000    11,440,000
                                       -----------   -----------
                                       $27,862,000   $39,052,000

6.   LONG-TERM DEBT

     On February 28, 1996, the Company issued $100,000,000 principal amount of 5.5% Convertible Subordinated Notes due 2006 (the "Notes") with interest payable semiannually on March 1 and September 1 of each year, commencing September 1, 1996. The Notes were unsecured and subordinated to other long-term debt and were convertible at the option of the holder at any time prior to maturity, unless previously redeemed or repurchased, into shares of the Company's common stock at $28.125 per share, subject to adjustment under certain conditions. The Notes were not redeemable at the option of the Company prior to March 1, 1999; at any time on or after such date, the Notes were redeemable at the option of the Company, in whole or in part, initially at 102.75% of the principal amount of such Notes redeemed and thereafter at prices declining to 100% on March 1, 2001, together with accrued interest. On March 1, 2001, $95,934,000 principal amount of the Notes was converted into 3,410,908 shares of the Company's common stock, and the remaining $1,738,000 principal amount of the Notes was redeemed by the Company for cash. Prior to February 25, 2001, $2,328,000 principal amount of the Notes was converted into 82,750 shares of the Company's common stock. At February 25, 2001, the fair value of the Notes approximated $109,220,000.

     Foreign lines of credit totaled $2,228,000 at March 3, 2002,
     all   of   which  is  available  to  the  Company's  foreign
     subsidiaries.

7.   INCOME TAXES

     The income tax (benefit)/provision includes the following:

                                      Fiscal Year
                            2002         2001         2000
      Current:
       Federal          $(5,901,000)  $ 8,367,000  $2,445,000
       State and local       18,000     1,509,000     339,000
       Foreign             (364,000)    8,523,000   2,587,000
                         (6,247,000)   18,399,000   5,371,000
      Deferred:
       Federal           (4,345,000)    1,722,000    (869,000)
       State and local     (729,000)      259,000     (46,000)
       Foreign              384,000       800,000   1,629,000
                         (4,690,000)    2,781,000     714,000
                       $(10,937,000)  $21,180,000  $6,085,000

     The Company's effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

                                              Fiscal Year
                                         2002     2001    2000
      Statutory U.S. Federal tax rate   35.0%     35.0%   35.0%

      State and local taxes, net
      of Federal benefit                 1.3       1.6     0.8

      Foreign tax rate differentials    (5.5)     (8.3)   (9.3)

      Reversal of reserves no
      longer required                     -         -     (3.1)

      Other, net                        (0.8)      1.7     1.6
                                       ------    ------   ------
                                        30.0%     30.0%   25.0%

     The Company had foreign net operating loss carryforwards of approximately $58,500,000 and $31,600,000 in fiscal years 2002 and 2001, respectively. Most of the net operating loss carryforwards were acquired in fiscal year 1998 when the Company purchased the capital stock of Dielektra GmbH ("Dielektra"), a German corporation located in Cologne, Germany. During fiscal year 2002, an audit of Dielektra's tax filings relating to tax periods prior to its acquisition by the Company was completed. The audit resulted in an increase in pre-acquisition net operating losses of approximately $25.0 million. Long-term deferred tax assets arising from these net operating loss carryforwards were valued at $0 at both March 3, 2002 and February 25, 2001, net of valuation reserves of approximately $22,217,000 and $11,400,000, respectively. None of the acquired net operating loss carryforwards relate to goodwill or other intangible assets.

     Approximately $1,600,000 of the foreign net operating loss carryforwards expire in varying amounts from fiscal year
     2003 through fiscal year 2005, and the remainder have an indefinite expiration.

     At March 3, 2002 and February 25, 2001, current deferred tax assets of $7,006,000 and $1,844,000, respectively, which were primarily attributable to expenses not currently deductible, were included in other current assets. The long-term deferred tax liabilities consisted primarily of timing differences relating to depreciation.

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

     b. Stock Options - Under the 1992 Stock Option Plan (the "Plan") approved by the Company's stockholders, directors and key employees may be granted options to purchase shares of common stock of the Company exercisable at prices not less than the fair market value at the date of grant. Options become exercisable 25% one year from the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant. On July 12, 2000, the Company's stockholders approved an amendment to the Plan to increase the aggregate number of shares of Common Stock authorized for issuance under the Plan by 450,000 shares. Options to purchase a total of 2,625,000 shares of common stock were authorized for grant under such Plan. The authority to grant additional options under the Plan expired on March 24, 2002.

       The Company has elected the disclosure provisions of Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for the Plan. Under APB 25, because the exercise price of the granted options is not less than the market price at the date of the grant, no compensation expense is recognized.

       The weighted averaged fair value for options was estimated at the date of grant using the Black-Scholes option-pricing model to be $8.09 for fiscal year 2002, $8.40 for fiscal year 2001 and $5.77 for fiscal year
       2000, with the following weighted average assumptions: risk free interest rate of 4.0% for fiscal year 2002,
       5.0% for fiscal year 2001 and 5.5% for fiscal year 2000; expected volatility factors of 41%, 39% and 40% for fiscal years 2002, 2001 and 2000, respectively; expected dividend yield of 1.0% for fiscal year 2002, 1.5% for fiscal year 2001 and 2% for fiscal year 2000; and estimated option lives of 4.0 years for fiscal years 2002 and 2001 and 3.6 years for fiscal year 2000. For the purpose of pro forma disclosures, the effect of applying SFAS 123 on net (loss)/income and (loss)/earnings per share for fiscal years 2002, 2001 and 2000 would approximate the amounts shown below (in thousands, except EPS data):

                          2002                 2001                2000
                      As        Pro         As        Pro       As       Pro
                   Reported    forma     Reported    forma   Reported   forma
Net (loss)/income  $(25,519) $(26,923)   $49,419    $47,935   $18,297  $17,303
(loss)/income
EPS-basic          $  (1.31) $  (1.38)   $  3.10    $  3.01   $  1.16  $  1.10
EPS-diluted        $  (1.31) $  (1.38)   $  2.65    $  2.58   $  1.12  $  1.07

       Information with respect to the Plan follows:
                                                             Weighted
                                 Range of                     Average
                                 Exercise     Outstanding     Exercise
                                  Prices        Options         Price
Balance, February 28, 1999   $ 3.67 - $18.42   1,141,238       $12.67
Granted                       16.37 -  23.96     346,350        16.71
Exercised                      3.67 -  16.42    (217,589)       11.61
Cancelled                      8.75 -  16.54     (54,205)       15.91

Balance, February 27, 2000   $ 3.67 - $23.96   1,215,794       $13.87
Granted                       15.92 -  43.63     360,075        23.71
Exercised                      3.67 -  18.42    (156,667)       12.79
Cancelled                      4.54 -  16.54     (61,050)       16.16

Balance, February 25, 2001   $ 3.67 - $43.63   1,358,152       $16.50
Granted                       22.62 -  26.77     275,725        23.62
Exercised                      3.67 -  23.96    (162,831)       13.06
Cancelled                      3.67 -  43.63    (227,339)       21.92

Balance, March 3, 2002       $ 4.67 - $43.63   1,243,707       $17.53

Exercisable, March 3, 2002   $ 4.67 - $43.63     645,645       $ 9.56

     The   following  table  summarizes  information   concerning
     currently outstanding and exercisable options.

                Options Outstanding                  Options Exercisable
                                Weighted
                                Average    Weighted              Weighted
                  Number of    Remaining    Average  Number of   Average
    Range of       Options    Contractual  Exercise   Options    Exercise
Exercise Prices  Outstanding      Life       Price   Exercisable  Price
                                (Years)
 $ 4.67 -$ 9.99       166,725     1.62     $ 6.56     166,725    $ 6.56
  10.00 - 19.99       731,932     6.48     15.76      454,920     15.56
  20.00 - 43.63       345,050     9.19     26.61       24,000     34.38
                    ---------                         -------
                    1,243,707                         645,645

     Stock options available for future grant under the Plan at March 3, 2002 and February 25, 2001 were 688,710 and
     737,096, respectively.


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

     d.   Reserved  Common  Shares - At March 3, 2002,  1,932,417
          shares of common stock were reserved for issuance upon exercise of stock options.

     e. Accumulated Other Non-Owner Changes - Accumulated balances related to each component of other comprehensive income (loss) were as follows:

            <caption>                   March 3,    February 25,
                                          2002         2001
   Currency translation adjustment     $(7,112)      $(5,855)
   Pension liability adjustment           (845)          (43)
   Unrealized gains on investment           67           134

   Accumulated balance                 $(7,890)      $(5,764)

9.   (LOSS)/EARNINGS PER SHARE

    The following table sets forth the calculation of basic and diluted (loss)/earnings per share for the fiscal years:

                                       2002          2001          2000
Net (loss)/income for basic EPS    $(25,519,000)  $49,419,000   $18,297,000
Add interest on 5.5%
Convertible Subordinated Notes,
 net of taxes                            -          3,585,000     3,702,000
Net (loss)/income for dilted EPS   $(25,519,000)  $53,004,000   $21,999,000

Weighted average common shares
outstanding for basic EPS            19,535,000    15,932,000    15,761,000
Net effect of dilutive options           *            548,000       327,000
Assumed conversion of 5.5%
Convertible Subordinated Notes           -          3,522,000     3,555,000
Weighted average shares
outstanding for diluted EPS          19,535,000    20,002,000    19,643,000

Basic (loss)/earnings per share         $(1.31)         $3.10         $1.16
Diluted (loss)/earnings per share       $(1.31)         $2.65         $1.12

*For the fiscal year ended March 3, 2002, the effect of employee stock options was not considered because it was antidilutive.

  The net loss for fiscal year 2002, in the above table, includes a $15,707,000 loss on the sale of Nelco Technology, Inc.(see Note 10 below) and a related support facility and a $3,727,000 charge for restructuring and severance costs (see
  Note 11 below).

  During the first half of the 2001 fiscal year, the Company closed and liquidated its plumbing hardware business. The net income shown above includes losses of $25,000 and $5,022,000 for the 2001 and 2000 fiscal years, respectively, for the discontinued plumbing hardware business. The weighted average number of shares outstanding and the earnings per share for each year have been adjusted to give retroactive effect to the three-for-two split of the Company's common stock declared October 10, 2000 payable November 8, 2000 to stockholders of record on October 20, 2000.

10.  SALE OF NELCO TECHNOLOGY, INC.

  During the Company's 1998 fiscal year and for several years prior thereto, more than 10% of the Company's total worldwide sales were to Delco Electronics Corporation, a subsidiary of General Motors Corp., and the Company's wholly owned subsidiary, Nelco Technology, Inc. ("NTI") located in Tempe, Arizona, had been Delco's principal supplier of semi-finished multilayer printed circuit board materials, commonly known as mass lamination, which were used by Delco to produce finished multilayer printed circuit boards. However, in March 1998, the Company was informed by Delco that Delco planned to close its printed circuit board fabrication plant and exit the printed circuit board manufacturing business. As a result, the Company's sales to Delco declined during the three-month period ended May 31, 1998, were negligible during the remainder of the 1999 fiscal year and were nil during the 2000, 2001 and 2002 fiscal years.

  After March 1998, the business of NTI languished and its performance was unsatisfactory due primarily to the absence of the unique, high-volume, high-quality business that had been provided by Delco Electronics and the absence of any other customer in the North American electronic materials industry with a similar demand for the large volumes of semi-finished multilayer printed circuit board materials that Delco purchased from NTI. Although NTI's business experienced a resurgence in the 2001 fiscal year as the North American market for printed circuit materials became extremely strong and demand exceeded supply for the electronic materials manufactured by the Company, the Company's internal expectations and projections for the NTI business were for continuing volatility in the business' performance over the foreseeable future. Consequently, the Company commenced efforts to sell the business in the second half of its 2001 fiscal year; and in April 2001, the Company sold the assets and business of NTI and closed a related support facility, also located in Tempe, Arizona. As a result of this sale, the Company exited the mass lamination business in North America.

  In connection with the sale of NTI and the closure of the related support facility, the Company recorded non-recurring, pre-tax charges of $15,707,000 in its fiscal year 2002 first quarter ended May 27, 2001. The components of these charges and the related liability balances and activity from the May 27, 2001 balance sheet date to the March 3, 2002 balance sheet date are set forth below.


                                          Charges                3/3/02
                            Closure     Incurred or             Remaining
                            Charges        Paid       Reversals Liabilities

NTI charges:
 Loss on sale of assets
 and business             $10,580,000   $10,580,000   $   -        $  -
 Severance payments           387,000       387,000       -           -
 Medical and other
  costs                        95,000        95,000       -           -

Support facility
charges:
 Impairment of long
  lived assets              2,058,000     2,058,000       -           -
 Write down accounts
  receivable                  350,000       304,000     31,000     15,000
 Write down inventory         590,000       590,000       -           -
 Severance payments           688,000       688,000       -           -
 Medical and other
 costs                        133,000       123,000       -        10,000
 Lease payments, taxes,
 utilities, maint.            781,000       202,000       -       579,000
  utilities, maint.
 Other                         45,000        45,000       -           -
                          -----------   -----------   -------    --------
                          $15,707,000   $15,072,000   $31,000    $604,000
                          ===========   ===========   =======    ========

  The severance payments and medical and other costs incurred in connection with the sale of NTI and the closure of the related support facility were for the termination of hourly and salaried, administrative, manufacturing and support employees, all of whom were terminated during the first and second fiscal quarters ended May 27, 2001 and August 26, 2001, respectively, and substantially all of the severance payments and related costs for such terminated employees (totaling $1,303,000) were paid during such quarters. The lease obligations will be paid through August 2004 pursuant to the related lease agreements.

  NTI did not have a material effect on Park's consolidated financial position, results of operations, capital resources, liquidity or continuing operations, and the sale of NTI is not expected to have a material effect on the Company's future operating results.

11. RESTRUCTURING AND SEVERANCE CHARGES

  The Company recorded non-recurring, pre-tax charges of $2,921,000 in its fiscal year 2002 third quarter ended November 25, 2001 in connection with the closure of the conventional lamination line of Dielektra GmbH ("Dielektra"), its electronic materials business located in Cologne, Germany, and the reduction of the size of Dielektra's mass lamination operations to enable Dielektra to focus on its DatlamT automated continuous lamination and paneling technology and on the marketing and manufacturing of high technology, higher layer count mass lamination product. The charges included $2,020,000 for severance payments and related costs for terminated employees. In addition, the Company recorded non-recurring, pre-tax severance charges of $681,000 in its fiscal 2002 first quarter ended May 27, 2001 and $125,000 in its third quarter ended November 25, 2001 for severance payments and related costs for terminated employees at the Company's continuing operations. The components of these charges and the related liability balances and activity from the November 25, 2001 and May 27, 2001 balance sheet dates to the March 3, 2002 balance sheet date are set forth below.

                                     Charges                3/3/02
                       Closure     Incurred or             Remaining
                       Charges        Paid      Reversals Liabilities

Dielektra GmbH
charges:
Impairment of long
  lived assets        $  378,000    $  378,000    $   -     $    -
Write down of assets     523,000       523,000        -          -
Severance payments     2,020,000       808,000        -     1,212,000
and related costs     ----------    ----------   --------- ----------
                       2,921,000     1,709,000              1,212,000
Other severance
payments and related
costs                    806,000       806,000        -          -
                      ----------    ----------    -------- ----------
                      $3,727,000    $2,515,000    $   -    $1,212,000
                      ==========    ==========    ======== ==========

  The charge for fixed asset impairments was comprised of $378,000 to write off the net book value of machinery and equipment and $523,000 to write down related land and building that are no longer used as a result of the close-down of the conventional lamination line of Dielektra. The machinery and equipment have no residual value. The land and building that previously housed the closed operations are being held for sale and have been written down to their estimated net realizable value of $2,050,000.

  As stated above in this Note and in the preceding Note 10, the Company incurred charges (totaling $4,129,000) for severance payments and related costs for employees whose employment was terminated by the Company as follows: $2,020,000 for employees terminated in Germany during the third quarter ended November 25, 2001; $681,000 and $125,000 for employees terminated at its continuing operations in Asia, Europe and North America during the first quarter ended May 27, 2001 and third quarter ended August 26, 2001, respectively; and $1,303,000 for employees terminated in connection with the sale of NTI and the closure of a related support facility in Arizona during the first fiscal quarter ended May 27, 2001.

  All the terminated employees were hourly and salaried, administrative, manufacturing and support employees, all such employees were terminated during the first, second and third fiscal quarters ended May 27, 2001, August 26, 2001 and November 25, 2001, respectively, and substantially all the severance payments and related costs for such terminated employees (totaling $4,129,000) were paid during such quarters, except payments and costs of $1,212,000 in Germany all of which are expected to be paid in installments to terminated employees in Germany during the Company's 2003 fiscal year first and second quarters ending June 2, 2002 and September 1, 2002, respectively. All the severance payments and related costs for the employees terminated in connection with the sale of NTI and the closure of the related support facility (totaling $1,303,000) were included in the
  $15,707,000 of charges in connection with the sale of NTI and the closure of the related support facility.

  As a result of the foregoing employee terminations and other less significant employee terminations in connection with business contractions and in the ordinary course of business and substantial numbers of employee resignations and retirements in the ordinary course of business, the total number of employees employed by the Company declined to approximately 1,700 as of March 3, 2002 from approximately 3,000 as of February 25, 2001, the end of the Company's 2001 fiscal year.

12. EMPLOYEE BENEFIT PLANS

  a. Profit Sharing Plan - Park and certain of its subsidiaries have a non-contributory profit sharing retirement plan covering their regular full-time employees. The plan may be modified or terminated at any time, but in no event may any portion of the contributions revert back to the Company. The Company's contribu tions under the plan amounted to $791,000, $4,597,000 and $2,269,000 for fiscal years 2002, 2001 and 2000, respectively. Contributions are discretionary and may not exceed the amount allowable as a tax deduction under the Internal Revenue Code. In addition, the Company sponsors a 401(k) savings plan, pursuant to which the contributions of employees of certain subsidiaries were partially matched by the Company in the amounts of $527,000, $751,000 and $848,000 in fiscal years 2002, 2001 and 2000, respectively.

  b. Pension Plans - The domestic subsidiary of the Company which conducted the plumbing hardware business had two pension plans, neither of which are active, covering its union employees. On February 27, 2000, the two plans were merged in order to simplify the administration of the plans. The Company's funding policy was to contribute annually the amounts necessary to satisfy applicable funding standards. There were no changes made to funding levels or retiree benefits as a result of the merger of the two plans. However, in connection with the closure of the plumbing hardware business, the Company terminated the combined plan and purchased annuity contracts to fund the pension liability.

     A subsidiary of the Company in Europe has a non-contributory defined benefit pension plan which covers certain employees. Under the terms of this plan, participants may not accrue additional service time after December 31, 1987. The Company's policy with respect to this plan is to contribute annually the amounts necessary to meet current payment obligations of the plan. The Company recorded deferred pension liabilities relating to this plan in the amounts of $8,908,000 and $8,678,000 at March 3, 2002 and February 25,
     2001, respectively, in accordance with SFAS 87. The effect on the Company's consolidated financial statements in recording the liability was to record a corresponding reduction to accumulated non-owner changes of $845,000 and $43,000 at those same dates.

     Net pension costs included the following components:

                                                  Fiscal Year
Changes in Benefit Obligations                 2002           2001
Benefit obligation at beginning of year    $ 9,408,000     $14,130,000
Service cost                                    82,000          96,000
Interest cost                                  533,000         839,000
Actuarial loss                                 108,000         148,000
Currency translation (gain)/loss              (439,000)       (633,000)
Benefits paid                                 (542,000)       (871,000)
Payment for annuities                             -         (4,301,000)
                                           ------------    ------------
Benefit obligation at end of Year          $ 9,150,000     $ 9,408,000

Changes in Plan Assets

Fair value of plan assets at
beginning of year                          $      -        $ 3,213,000
Actual return on plan assets                      -            169,000
Employer contributions                         542,000       1,831,000
Benefits paid                                 (542,000)       (871,000)
Payment for annuities                             -         (4,301,000)
Administrative expenses paid                      -            (41,000)
                                           ------------    ------------
Fair value of plan assets                  $      -        $      -

Underfunded status                         $(9,150,000)    $(9,408,000)
Unrecognized net loss                        1,317,000       1,000,000
                                           ------------    ------------
Net accrued pension cost                   $(7,833,000)    $(8,408,000)

                                                    Fiscal Year
Components of Net Periodic                   2002         2001        2000
Benefit Cost
Service cost - benefits earned
during the period                          $ 82,000    $ 96,000    $ 97,000
Interest cost on projected                  533,000     839,000     953,000
benefit obligation
Expected return on plan assets                 -       (252,000)   (262,000)
Amortization of unrecognized
transition obligation                          -           -         17,000
Amortization of prior service cost             -           -         14,000
Recognized net actuarial loss                  -         38,000      58,000
Effect of curtailment                          -      1,761,000     144,000
                                           --------  ----------  ----------
Net periodic pension cost                  $615,000  $2,482,000  $1,021,000

     The projected benefit obligation for the terminated domestic plan was determined using an assumed discount rate of 7.50% for fiscal year 2000 and the assumed long-term rate of return on plan assets was 8%. Projected wage increases are not applicable as benefits pursuant to the plan are based upon years of service without regard to levels of compensation.

     The projected benefit obligation for the foreign plan was determined using an assumed discount rate of 6% for fiscal years 2002 and 2001. Projected wage increases of 3.5% and 2.1% and inflation factors of 2.0% and 1.5% were also assumed for fiscal years 2002 and 2001, respectively. As previously stated, the Company's funding policy with respect to this plan is to contribute annually the amounts necessary to meet current payment obligations of the plan.

13. COMMITMENTS AND CONTINGENCIES

  a.Lease  Commitments  -  The Company conducts  certain  of  its operations in leased facilities, which include several manufacturing plants, warehouses and offices, and land leases. The leases on facilities are for terms of up to 10 years, the latest of which expires in 2006. Many of the leases contain renewal options for periods ranging from one to ten years and require the Company to pay real estate taxes and other operating costs. The latest land lease expiration is 2013 and this land lease contains renewal options of up to 35 years.

     These non-cancelable operating leases have the following payment schedule.

                    Fiscal Year       Amount

                       2003         $2,794,000
                       2004          1,799,000
                       2005          1,102,000
                       2006            557,000
                       2007            180,000
                    Thereafter         819,000
                                    ----------
                                    $7,251,000

     Rental expense, inclusive of real estate taxes and other costs, amounted to $3,933,000, $3,711,000 and $3,424,000 for fiscal years 2002, 2001 and 2000, respectively

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

     Under the Superfund Act and similar state laws, all parties who may have contributed any waste to a hazardous waste disposal site or contaminated area identified by the EPA or comparable state agency may be jointly and severally liable for the cost of cleanup. Generally, these sites are locations at which numerous persons disposed of hazardous waste. In the case of the Company's subsidiaries, generally the waste was removed from their manufacturing facilities and disposed at waste sites by various companies which contracted with the subsidiaries to provide waste disposal services. Neither the Company nor any of its subsidiaries have been accused of or charged with any wrongdoing or illegal acts in connection with any such sites. The Company believes it maintains an effective and comprehensive environ mental compliance program.

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

     The total costs incurred by the Company and its subsidiaries in connection with these sites, including legal fees incurred by the Company and its subsidiaries and their assessed share of remediation costs and excluding amounts paid or reimbursed by insurance carriers, were approximately $200,000, $300,000 and $200,000 in fiscal years 2002, 2001 and 2000, respectively. The recorded liabilities included in accrued liabilities for environmental matters were $3,975,000, $4,431,000 and $4,350,000 for fiscal years 2002,
     2001 and 2000, respectively.

     Included in cost of sales are charges for actual expenditures and accruals, based on estimates, for certain environmental matters described above. The Company accrues estimated costs associated with known environmental matters, when such costs can be reasonably estimated and when the outcome appears probable. The Company believes that the ultimate disposition of known environmental matters will not have a material adverse effect on the liquidity, capital resources, business or consolidated financial position of the Company. However, one or more of such environmental mat ters could have a significant negative impact on the Company's consolidated financial results for a particular reporting period.

14.  BUSINESS SEGMENTS

     The Company's specialty adhesive tape and film business, advanced composite business and plumbing hardware business were previously aggregated into the engineered materials and plumbing hardware segment. During fiscal year 2001, the Company closed and liquidated its plumbing hardware business (see Note 16 below). In fiscal years 2001, 2000 and 1999, the specialty adhesive tape, advanced composite and plumbing hardware businesses comprised less than 10% of the Company's consolidated revenues and assets, and the Company considered itself to operate in one business segment. The Company's electronic materials products are marketed primarily to leading independent printed circuit board fabricators, electronic manufacturing service companies, electronic contract manufacturers and major electronic original equipment manufacturers ("OEMs") located throughout North America, Europe and Asia. The Company's specialty adhesive tape and advanced composite customers, the majority of which are located in the United States, include OEMs, independent firms and distributors in the electronics, aerospace and industrial industries.

     Sales  are  attributed to geographic region based  upon  the
     region  from  which  the  materials  were  shipped  to   the
     customer. Intersegment sales and sales between geographic areas were not significant.

     Financial information regarding the Company's operations by geographic area follows (in thousands):

                                        Fiscal Year
                                 2002       2001      2000
    United States              $132,520   $312,851  $266,158
    Europe                       55,507    121,329    95,812
    Asia                         42,033     88,017    63,291
                               --------   --------  --------
      Total sales              $230,060   $522,197  $425,261

    United States              $104,386   $108,804  $ 74,846
    Europe                       22,954     24,657    27,484
    Asia                         22,943     26,596    24,092
                               --------   --------  --------
      Total long-lived assets  $150,283   $160,057  $126,422

15. CUSTOMER AND SUPPLIER CONCENTRATIONS

  a. Customers - Sales to Sanmina Corporation were 18.1% and 25.1% of the Company's total worldwide sales for fiscal years 2002 and 2001, respectively. Sales to Tyco Printed Circuit Group L.P. were 11.3% of the Company's total worldwide sales for fiscal year 2002.

     While no other customer accounted for 10% or more of the Company's total worldwide sales in fiscal year 2002, and the Company is not dependent on any single customer, the loss of a major electronic materials customer or of a group of customers could have a material adverse effect on the Company's business and results of operations.

  b.Sources  of  Supply  - The principal materials  used  in  the manufacture of the Company's electronic materials products are specially manufactured copper foil, fiberglass cloth and synthetic reinforcements, and specially formulated resins and chemicals. Although there are a limited number of qualified suppliers of these materials, the Company has nevertheless identified alternate sources of supply for each of such materials. While the Company has not experienced significant problems in the delivery of these materials and considers its relationships with its suppliers to be strong, a disruption of the supply of material from a principal supplier could adversely affect the Company's electronic materials business. Furthermore, substitutes for these materials are not readily available and an inability to obtain essential materials, if prolonged, could materially adversely affect the Company's electronic materials business.

16.CLOSURE OF PLUMBING HARDWARE BUSINESS

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

   At March 3, 2002, the remaining accrued liability relating to the closure and liquidation of the plumbing hardware business consisted of $669,000 for environmental issues and $150,000 for workers' compensation claims. At February 25, 2001, these amounts were $675,000 and $200,000, respectively. Although the plan for the closure and liquidation of the Company's plumbing hardware business was implemented during the Company's 2001 fiscal year, the Company cannot reasonably estimate when the environmental issues and workers' compensation claims will be resolved.

   The operating results of the plumbing hardware business included in the Consolidated Statement of Operations are as follows (in thousands):

                              Fiscal Year Ended
                           February 25,  February 27,
                              2001          2000
    Net sales               $1,883        $13,491
    Cost of sales            1,001         11,486

    Gross profit               882          2,005
   Selling, general and
    administrative expenses    907          2,563

    (Loss) profit from
     operations             $ (25)         $ (558)

17.       SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                          Quarter
                             First    Second    Third    Fourth
                              (In thousands, except per share
                                    amounts)
  Fiscal 2002:
   Net sales                $ 69,102  $ 51,743  $ 52,625  $ 56,590
   Gross profit                3,266     1,422     1,539     5,568
   Net loss                  (14,612)   (3,779)   (6,117)   (1,011)

  Loss per share:
    Basic                      $(.75)    $(.19)    $(.31)   $(.05)
    Diluted                    $(.75)    $(.19)    $(.31)   $(.05)

  Weighted average
  common shares outstanding:
    Basic                     19,420    19,545    19,559    19,612
    Diluted                   19,420    19,545    19,559    19,612

  Fiscal 2001:
   Net sales                $120,159  $129,902   $142,608  $129,528
   Gross profit               23,695    28,393     34,116    31,466
   Net earnings                8,829    11,655     14,827    14,108

  Earnings per share:
    Basic                       $.56      $.73       $.93      $.88
    Diluted                     $.50      $.63       $.78      $.74

  Weighted average
  common shares outstanding:
    Basic                     15,858    15,882     15,940    16,047
    Diluted                   19,602    19,939     20,217    20,249

   (Loss)/earnings  per  share is computed  separately  for  each quarter. Therefore, the sum of such quarterly per share amounts may differ from the total for the years. The weighted average number of shares outstanding and the (loss)/earnings per share for each period, have been adjusted to give retroactive effect to the three-for-two split of the Company's common stock declared October 10, 2000 payable November 8, 2000 to stockholders of record on October 20, 2000.

18.RECENTLY ISSUED ACCOUNTING PROUNOUNCEMENTS

   In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations", and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules set forth in these Statements, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. In addition, Statement 141 eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of its fiscal year ending March 2, 2003. The Company does not have any goodwill on its balance sheet, has virtually no intangible assets, and is not engaged in any transactions that are affected by the Statements; and, therefore, the Company believes that application of the non-amortization provisions of the Statements will not have a material adverse effect on the Company's consolidated results of operations or financial position.

   In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") effective for fiscal years beginning after June 15, 2002.
   SFAS 143 requires the fair value of liabilities for asset retirement obligations to be recognized in the period in which the obligations are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company has not yet determined what effect SFAS 143 will have on the Company's consolidated results of operations or financial position.

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


                            PART III

Item 10.  Directors and Executive Officers of the Registrant.

      The information called for by this item (except for information as to the Company's executive officers, which information appears elsewhere in this Report) is incorporated by reference to the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Item 11.  Executive Compensation.

      The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

      The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Item 13.  Certain Relationships and Related Transactions.

      The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.


                             PART IV


Item 14. Exhibits, Financial Statement Schedules, and      Page
         Reports on Form 8-K.

         (a) Documents filed as a part of this Report

         (1)Financial Statements:

             The following Consolidated Financial
             Statement of the Company are included in
             Part II, Item 8:

             Report  of  Ernst & Young LLP,  independent    34
             auditors

             Balance Sheets                                 35

             Statements of Operations                       36

             Statements of Stockholders' Equity             37

             Statements of Cash Flows                       38

             Notes  to  Consolidated Financial Statement    39
             (1-18)

         (2)Financial Statement Schedules:

             The following additional information should
             be    read    in   conjunction   with   the
             Consolidated  Financial Statements  of  the
             Registrant   described  in  item   14(a)(1)
             above:

             Schedule  II  -  Valuation  and  Qualifying    61
             Accounts

             All   other  schedules  have  been  omitted
             because they are not applicable or not required, or the information is included elsewhere in the financial statements or notes thereto.

         (3)Exhibits:

             The   information  required  by  this  Item
             relating  to  Exhibits to  this  Report  is
             included  in the Exhibit Index on pages  62
             to 66 hereof.

         (b) Reports on Form 8-K.

             No reports on Form 8-K have been filed during the fiscal quarter ended March 3, 2002.











                           SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 29, 2002              PARK ELECTROCHEMICAL CORP.


                              By:/s/Brian E. Shore
                                 Brian E. Shore,
                                 President and Chief Executive
Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature             Title                        Date

                      President and Chief
/s/Brian E. Shore     Executive Officer and
Brian E. Shore        Director                     May 29, 2002
                      (principal executive
                      officer)

                      Senior Vice President,
/s/Murray O. Stamer   Finance
Murray O. Stamer      (principal financial and     May 29, 2002
                      accounting officer)

/s/Jerry Shore        Chairman of the Board and
Jerry Shore           Director                     May 29, 2002

/s/Mark S. Ain
Mark S. Ain           Director                     May 29, 2002

/s/Anthony Chiesa
Anthony Chiesa        Director                     May 29, 2002

/s/Lloyd Frank
Lloyd Frank           Director                     May 29, 2002




                                   Schedule II

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

     Column A                         Column B     Column C

                                     Balance at   Charged to
                                      Beginning    Cost and
   Description                        of Period    Expenses

ALLOWANCE FOR
DOUBTFUL ACCOUNTS:

53 weeks ended March 3 2002          $2,074,000    $ 123,000

52 weeks ended February 25, 2001     $2,388,000    $ 228,000

52 weeks ended February 27, 2000     $2,030,000    $ 725,000

(A) Uncollectable accounts, net of recoveries.

                                   Schedule II (continued)

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

     Column A                             Column D             Column E
                                           Other
                                   Accounts                   Balance at
                                   Written     Translation      End of
   Description                       Off       Adjustment       Period
                                     (A)
ALLOWANCE FOR
DOUBTFUL ACCOUNTS:

53 weeks ended March 3 2002        $(366,000)   $ (14,000    $1,817,000

52 weeks ended February 25, 2001   $(477,000)   $ (65,000)   $2,074,000

52 weeks ended February 27, 2000   $(332,000)   $ (35,000)   $2,388,000

(A) Uncollectable accounts, net of recoveries.

                          EXHIBIT INDEX

Exhibit
Numbers Description                                        Page

3.01    Restated Certificate of Incorporation, dated
        March 28, 1989, filed with the Secretary of State
        of the State of New York on April 10, 1989, as
        amended by Certificate of Amendment of the
        Certificate of Incorporation, increasing the
        number of authorized shares of Common stock from
        15,000,000 to 30,000,000 shares, dated July 12,
        1995, filed with the Secretary of State of the
        State of New York on July 17, 1995, and by
        Certificate of Amendment of the Certificate of
        Incorporation, amending certain provisions
        relating to the rights, preferences and
        limitations of the shares of a series of
        Preferred Stock, date August 7, 1995, filed with
        the Secretary of State of the State of New York
        on August 16, 1995
        ........................................

3.02    Certificate of Amendment of the Certificate of
        Incorporation, increasing the number of
        authorized shares of Common Stock from 30,000,000
        to 60,000,000 shares, dated October 10, 2000,
        filed with the Secretary of State of the State of    -
        New York on October 11,
        2000......................

3.03    By-Laws, as amended May 21,
        2002...........................

4.01    Amended and Restated Rights Agreement, dated as
        of July 12, 1995, between the Company and
        Registrar and Transfer Company, as Rights Agent, relating to the Company's Preferred Stock
        Purchase Rights. (Reference is made to Exhibit 1
        to Amendment No. 1 on Form 8-A/A filed on August
        10, 1995, Commission File No. 1-4415, which is       -
        incorporated herein by
        reference.)......................................

10.01   Lease dated December 12, 1989 between Nelco
        Products, Inc. and James Emmi regarding real
        property located at 1100 East Kimberly Avenue,
        Anaheim, California and letter dated December 29,
        1994 from Nelco Products, Inc. to James Emmi exer
        cising its option to extend such
        Lease................

10.02   Lease dated December 12, 1989 between Nelco
        Products, Inc. and James Emmi regarding real
        property located at 1107 East Kimberly Avenue,
        Anaheim, California and letter dated December 29,
        1994 from Nelco Products, Inc. to James Emmi exer
        cising its option to extend such
        Lease................

10.03   Lease Agreement dated August 16, 1983 and Exhibit
        C, First Addendum to Lease, between Nelco
        Products, Inc. and TCLW/Fullerton regarding real
        property located at 1411 E. Orangethorpe Avenue,
        Fullerton, California.................

10.03(a)Second Addendum to Lease dated January 26, 1987
        to Lease Agreement dated August 16, 1983 (see
        Exhibit 10.03 hereto) between Nelco Products,
        Inc. and TCLW/Fullerton regarding real property
        located at 1421 E. Orangethorpe Avenue,
        Fullerton,
        California......................................


10.03(b)Third Addendum to Lease dated January 7, 1991 and
        Fourth Addendum to Lease dated January 7, 1991 to Lease Agreement dated August 16, 1983 (see
        Exhibit 10.03 hereto) between Nelco Products,
        Inc. and TCLW/Fullerton regarding real property located at 1411, 1421 and 1431 E. Orangethorpe
        Avenue, Fullerton, California. (Reference is made
        to Exhibit 10.03(b) of the Company's Annual
        Report on Form 10-K for the fiscal year ended        -
        March 2, 1997, Commission File No. 1-4415, which
        is incorporated herein by reference.)....

10.03(c)Fifth Addendum to Lease dated July 5, 1995 to
        Lease dated August 16, 1983 (see Exhibit 10.03
        hereto) between Nelco Products, Inc. and
        TCLW/Fullerton regarding real property located at
        1411 E. Orangethorpe Avenue, Fullerton,
        California.......................................
        ..........

10.04   Lease Agreement dated May 26, 1982 between Nelco
        Products Pte. Ltd. (lease was originally entered
        into by Kiln Technique (Private) Limited, which
        subsequently assigned this lease to Nelco
        Products Pte. Ltd.) and the Jurong Town Cor
        poration regarding real property located at 4 Gul
        Crescent, Jurong,
        Singapore........................................
        ..

10.04(a)Deed of Assignment, dated April 17, 1986 between
        Nelco Products Pte. Ltd., Kiln Technique
        (Private) Limited and Paul Ma, Richard Law, and
        Michael Ng, all of Peat Marwick & Co., of the
        Lease Agreement dated May 26, 1982 (see Exhibit
        10.04 hereto) between Kiln Technique (Private)
        Limited and the Jurong Town Corporation regarding
        real property located at 4 Gul Crescent, Jurong,
        Singapore.......................

10.05(b)1992 Stock Option Plan of the Company, as amended
        by First Amendment thereto. (Reference is made to
        Exhibit 10.06(b) of the Company's Annual Report
        on Form 10-K for the fiscal year ended March 1,
        1998, Commission File No. 1-4415, which is
        incorporated herein by reference. This exhibit is
        a management contract or compensatory plan or        -
        arrangement.)....................................
        ..........

10.06   Amended and Restated Employment Agreement dated
        February 28, 1994 between the Company and Jerry
        Shore. (This exhibit is a management contract or
        compensatory plan or
        arrangement.)....................................
        ..........

10.06(a) Amendment No. 1 dated March 1, 1995 to the
        Amended and Restated Employment Agreement dated
        February 28, 1994 (see Exhibit 10.06 hereto)
        between the Company and Jerry Shore. (This
        exhibit is a management contract or compensatory
        plan or arrangement.)............................

10.06(b)Amendment No. 2 dated December 5, 1996 to the
       Amended and Restated Employment Agreement dated      -
        February 28, 1994 (see Exhibit 10.06 hereto)
        between the Company and Jerry Shore. (Reference
        is made to Exhibit 10.07(b) of the Company's
        Annual Report on Form 10-K for the fiscal year
        ended March 2, 1997, Commission File No. 1-4415, which is incorporated herein by reference. This exhibit is a management contract or compensatory
        plan or arrangement.)......................

10.06(c)Amendment No. 3 dated October 14, 1997 to the
        Amended and Restated Employment Agreement dated
        February 28, 1994 (see Exhibit 10.06 hereto)
        between the Company and Jerry Shore. (Reference
        is made to Exhibit 10.07(c) of the Company's
        Annual Report on Form 10-K for the fiscal year
        ended March 1, 1998, Commission File No. 1-4415,
        which is incorporated herein by reference. This      -
        exhibit is a management contract or compensatory
        plan or arrangement.)......................

10.07   Lease dated April 15, 1988 between FiberCote
        Industries, Inc. (lease was initially entered
        into by USP Composites, Inc., which subsequently
        changed its name to FiberCote Industries, Inc.)
        and Geoffrey Etherington, II regarding real
        property located at 172 East Aurora Street,
        Waterbury, Connecticut..................

10.07(a)Amendment to Lease dated December 21, 1992 to
        Lease dated April 15, 1988 (see Exhibit 10.07
        hereto) between FiberCote Industries, Inc. and
        Geoffrey Etherington II regarding real property
        located at 172 East Aurora Street, Waterbury, Con
        necticut.........................................
        ..........

10.07(b)Letter dated June 30, 1997 from FiberCote
        Industries, Inc. to Geoffrey Etherington II
        extending the Lease dated April 15, 1988 (see
        Exhibit 10.07 hereto) between FiberCote
        Industries, Inc. and Geoffrey Etherington II
        regarding real property  located  at  172  East
        Aurora  Street, Waterbury Connecticut. (Reference
        is made to Exhibit 10.08(b) of the Company's
        Annual Report on Form 10-K for the fiscal year       -
        ended March 1, 1998, Commission File No. 1-4415,
        which is incorporated herein by
        reference.).........................

10.08   Lease dated August 31, 1989 between Nelco
        Technology, Inc. and Cemanudi Associates
        regarding real property located at 1104 West
        Geneva Drive, Tempe, Arizona.....................

10.08(a)First Amendment to Lease dated October 21, 1994
        to Lease dated August 31, 1989 (see Exhibit 10.08
        hereto) between Nelco Technology, Inc. and
        Cemanudi Associates regarding real property
        located at 1104 West Geneva Drive, Tempe,
        Arizona..........................................

10.10   Lease dated December 12, 1990 between Neltec,
        Inc. and NZ Properties, Inc. regarding real          -
        property located at 1420 W. 12th Place, Tempe,
        Arizona. (Reference is made to Exhibit 10.13 of
        the Company's Annual Report on Form 10-K for the
        fiscal year ended March 2, 1997, Commission File
        No. 1-4415, which is incorporated herein by
        reference.)..........

10.10(a)Letter dated January 8, 1996 from Neltec, Inc. to
        NZ Properties, Inc. exercising its option to
        extend the Lease dated December 12, 1990 (see
        Exhibit 10.10 hereto) between Neltec, Inc. and NZ Properties, Inc. regarding real property located at 1420 W. 12th Place, Tempe, Arizona. (Reference
        is made to Exhibit 10.13(a) of the Company's
        Annual Report on Form 10-K for the fiscal year
        ended March 2, 1997, Commission File No. 1-4415,     -
        which is incorporated herein by
        reference.)......................................

10.12   Tenancy Agreement dated October 8, 1992 between
        Nelco Products Pte. Ltd. and Jurong Town
        Corporation regarding real property located at 36
        Gul Lane, Jurong Town, Singapore. (Reference is
        made to Exhibit 10.18 of the Company's Annual
        Report on Form 10-K for the fiscal year ended
        February 28, 1993, Commission File No. 1-4415,       -
        which is incorporated herein by
        reference.)......................................

10.12(a)Tenancy Agreement dated November 3, 1995 between
        Nelco Products Pte. Ltd. and Jurong Town
        Corporation regarding real property located at 36
        Gul Lane, Jurong Town, Singapore. (Reference is
        made to Exhibit 10.16(a) of the Company's Annual Report on Form 10-K for the fiscal year ended
        March 2, 1997, Commission File No. 1-4415, which     -
        is incorporated herein by
        reference.).........................

10.13   Lease Contract dated February 26, 1988 between
        the New York State Department of Transportation
        and the Edgewater Stewart Company regarding real
        property located at 15 Governor Drive in the
        Stewart International Airport Industrial Park,
        New Windsor, New York.....................

10.13(a)Assignment and Assumption of Lease dated February
        16, 1995 between New England Laminates Co., Inc.
        and the Edgewater Stewart Company regarding the
        assignment of the Lease Contract (see Exhibit
        10.13 hereto) for the real property located at 15
        Governor Drive in the Stewart International
        Airport Industrial Park, New Windsor, New
        York.............

10.13(b)Lease Amendment No. 1 dated February 17, 1995
        between New England Laminates Co., Inc. and the
        New York State Department of Transportation to
        Lease Contract dated February 26, 1988 (see
        Exhibit 10.13 hereto) regarding the real property
        located at 15 Governor Drive in the Stewart
        International Airport Industrial Park, New
        Windsor, New York.............

10.14 Sale and Purchase Agreement dated 29 October 1997 between Dieter G. Weiss, Lothar Hubert Reinartz,
        Nelco International Corporation and Park
        Electrochemical Corp. relating to the sale and purchase of shares of capital in Dielektra GmbH. (Reference is made to Exhibit 10.01 of the
        Company's Quarterly Report on Form 10-Q for the
        fiscal quarter ended November 30, 1997,              -
        Commission File No. 1-4415, which is incorporated
        herein by reference.)..........

21.01   Subsidiaries of the
        Company................................

23.01   Consent of Ernst & Young
        LLP...............................