Form 10-Q
period 2002-06-02
PARK ELECTROCHEMICAL CORP
filed 2002-07-16
CIK 76267

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                           FORM 10-Q


(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14(d)OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 2, 2002

                              OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to__________

               Commission file Number     1-4415

                  PARK ELECTROCHEMICAL CORP.
    (Exact Name of Registrant as Specified in Its Charter)

      __________New York___________       _____11-1734643_____
     (State or Other Jurisdiction of        (I.R.S. Employer
     Incorporation or Organization)        Identification No.)

 __5 Dakota Drive, Lake Success, N.Y.__        ___11042___
(Address of Principal Executive Offices)       (Zip Code)

Registrant's Telephone Number, Including Area Code   (516) 354-
4100

                        Not Applicable
          -----------------------------------------------------
-
     (Former Name, Former Address and Former Fiscal Year,
                 if Changed Since Last Report)

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

             APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 19,515,307 as of July 12, 2002.


                  PARK ELECTROCHEMICAL CORP.
                       AND SUBSIDIARIES

                       TABLE OF CONTENTS



                                                         Page
PART I.    FINANCIAL INFORMATION:                        Number

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets
            June 2, 2002 (Unaudited) and March 3, 2003      3

           Consolidated Statements of Operations
            13 weeks ended June 2, 2002 and May 27, 2001
            (Unaudited)                                     4

           Condensed Consolidated Statements of Cash Flows
            13 weeks ended June 2, 2002 and May 27, 2001
            (Unaudited)                                     5

           Notes to Condensed Consolidated Financial
           Statements (unaudited)                           6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations    13

           Factors That May Affect Future Results           18

  Item 3.  Quantitive and Qualitative Disclosures About
           Market Risk                                      19

PART II.   OTHER INFORMATION:

  Item 1.  Legal Proceedings                                19

  Item 6.  Exhibits and Reports on Form 8-K                 20



SIGNATURES...............................................   21














                PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements.


                  PARK ELECTROCHEMICAL CORP.
                       AND SUBSIDIARIES

             CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands)

                                       June 2,
                                         2002         March 3,
                                      (Unaudited)       2002*
ASSETS
Current assets:
 Cash and cash equivalents           $ 98,352        $ 99,492
 Marketable securities                 50,888          51,917
 Accounts receivable, net              34,848          33,628
 Inventories (Note 2)                  13,751          13,242
 Prepaid expenses and other current
  assets                               12,770          12,082
                                     --------         -------
   Total current assets               210,609         210,361

Property, plant and equipment, net    149,813         149,810

Other assets                              917             473
                                     --------        --------
   Total                             $361,339        $360,644

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities:
 Accounts payable                    $ 13,530       $  14,098
 Accrued liabilities                   28,579          27,862
 Income taxes payable                   1,020           1,401
                                     --------        --------
   Total current liabilities           43,129          43,361

Deferred income taxes                  13,059          13,054

Deferred pension liability and other   12,430          11,683

Stockholders' equity:
 Common stock                           2,037           2,037
 Additional paid-in capital           131,297         131,138
 Retained earnings                    171,147         172,953
 Treasury stock, at cost               (5,715)         (5,692)
 Accumulated other non-owner changes   (6,045)         (7,890)
                                     ---------       ---------
   Total stockholders' equity         292,721         292,546
                                     ---------       ---------
   Total                             $361,339        $360,644
                                     ---------       ---------

*The balance sheet at March 3, 2002 has been derived from the audited financial statements at that date.






                  PARK ELECTROCHEMICAL CORP.
                       AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF OPERATIONS
       (Amounts in thousands, except per share amounts)

                                            13 Weeks Ended
                                              (Unaudited)
                                          June 2,    May 27,
                                           2002       2001

Net sales                                $56,561    $ 69,102

Cost of sales                             50,300      65,836

Gross profit                               6,261       3,266

Selling, general and administrative
expenses                                   8,111       9,492

Loss on sale of NTI and closure of
related support facility (Note 4)              -      15,707

Restructuring and severance charges
(Note 5)                                       -         681

Loss from operations                      (1,850)    (22,614)

Other income:
 Interest and other income, net              942       1,740

Loss before income taxes                    (908)    (20,874)

Income tax benefit                          (272)     (6,262)

Net loss                                 $  (636)   $(14,612)

Loss per share (Note 6):
 Basic                                   $  (.03)   $   (.75)
 Diluted                                 $  (.03)   $   (.75)

Weighted average number of common and
common equivalent shares outstanding:
 Basic                                    19,661       19,420
 Diluted                                  19,661       19,420

Dividends per share                       $  .06       $  .06







                  PARK ELECTROCHEMICAL CORP.
                       AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Amounts in thousands)

                                           13 Weeks Ended
                                             (Unaudited)
                                         June 2,       May 27,
                                          2002          2001
Cash flows from operating activities:
 Net loss                               $   (636)     $(14,612)
 Depreciation and amortization             4,445         4,292
 Loss on sale of fixed assets                  -        10,636
 Impairment of fixed assets                    -         2,058
 Change in operating assets and
 liabilities                              (1,891)       18,446

Net cash provided by operating
activities                               $ 1,918      $ 20,820

Cash flows from investing activities:
 Purchases of property, plant and
 equipment, net                           (2,693)       (6,548)
 Purchases of marketable securities       (4,997)            -
 Proceeds from sales and maturities
 of marketable securities                  5,991        14,565

Net cash (used in) provided by
investing activities                      (1,699)        8,017

Cash flows from financing activities:
 Redemption of long-term debt (Note 3)         -        (1,738)
 Dividends paid                           (1,170)       (1,163)
 Proceeds from exercise of stock options     136           601

  Net cash used in financing activities   (1,034)       (2,300)

Change in cash and cash equivalents before
 exchange rate changes                      (815)       26,537

Effect of exchange rate changes on cash
 and cash equivalents                       (325)         (757)

Change in cash and cash equivalents       (1,140)       25,780
Cash and cash equivalents, beginning
of period                                  99,492      123,726

Cash and cash equivalents, end of period  $98,352     $149,506

Supplemental cash flow information:
 Cash paid during the period for:
  Income taxes                            $     -     $    668



                  PARK ELECTROCHEMICAL CORP.
                       AND SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of June 2, 2002, the consolidated statements of operations for the 13 weeks ended June 2, 2002 and May 27, 2001, and the condensed consolidated statements of cash flows for the 13 weeks then ended have been prepared by the Company, without audit. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 2, 2002 and the results of operations and cash flows for all periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2002.

2.   INVENTORIES

     Inventories consisted of the following:
                                   (Amounts in thousands)
                                     June 2,    March 3,
                                       2002        2002
     Raw materials                  $ 5,089     $ 4,996
     Work-in-process                  3,394       2,916
     Finished goods                   4,595       4,784
     Manufacturing supplies             673         546
                                    $13,751     $13,242

3.   LONG-TERM DEBT

     On March 1, 2001, $95,934,000 principal amount of the Company's 5.5% Convertible Subordinated Notes due March 1, 2006 was converted into 3,410,908 shares of the Company's common stock, and the remaining $1,738,000 principal amount of the Notes was redeemed by the Company on March 2, 2001 for cash.

4.   SALE OF NELCO TECHNOLOGY, INC.

     During the Company's 1998 fiscal year and for several years prior thereto, more than 10% of the Company's total worldwide sales were to Delco Electronics Corporation, a subsidiary of General Motors Corp., and the Company's wholly owned subsidiary, Nelco Technology, Inc. ("NTI") located in Tempe, Arizona, had been Delco's principal supplier of semi-finished multilayer printed circuit board materials, commonly known as mass lamination, which were used by Delco to produce finished multilayer printed circuit boards. However, in March 1998, the Company was informed by Delco that Delco planned to close its printed circuit board fabrication plant and exit the printed circuit board manufacturing business. As a result, the Company's sales to Delco declined during the three-month period ended May 31, 1998, were negligible during the remainder of the 1999 fiscal year and have been nil in subsequent years.

     After March 1998, the business of NTI languished and its performance was unsatisfactory due primarily to the absence of the unique, high-volume, high-quality business that had been provided by Delco Electronics and the absence of any other customer in the North American electronic materials industry with a similar demand for the large volumes of semi-finished multilayer printed circuit board materials that Delco purchased from NTI. Although NTI's business experienced a resurgence in the 2001 fiscal year as the North American market for printed circuit materials became extremely strong and demand exceeded supply for the electronic materials manufactured by NTI, the Company's internal expectations and projections for the NTI business were for continuing volatility in the business' performance over the foreseeable future. Consequently, the Company commenced efforts to sell the business in the second half of its 2001 fiscal year; and in April 2001, the Company sold the assets and business of NTI and closed a related support facility, also located in Tempe, Arizona. As a result of this sale, the Company exited the mass lamination business in North America.

     In connection with the sale of NTI and the closure of the related support facility, the Company recorded non-recurring, pre-tax charges of $15.7 million in its fiscal year 2002 first quarter ended May 27, 2001. The components of these charges and the related liability balances and activity from the May 27, 2001 balance sheet date to the June 2, 2002 balance sheet date are set forth below.





                                 (Amounts in thousands)
                                     Charges                6/2/02
                       Closure     Incurred or             Remaining
                       Charges        Paid      Reversals Liabilities
                       -------     -----------  --------- -----------
NTI charges:
 Loss on sale of
 assets and business    $10,580       $10,580      $   -       $  -
 Severance payments         387           387          -          -
 Medical and other
  costs                      95            95          -          -

Support facility
charges:
 Impairment of long
  lived assets            2,058         2,058          -          -
 Write down accounts
  receivable                350           304         31         15
 Write down inventory       590           590          -          -
 Severance payments         688           688          -          -
 Medical and other
  costs                     133           123          -         10
 Lease payments, taxes
  utilities, main.          781           244          -        537
 Other                       45            45          -          -
                        -------       -------       ----       ----
                        $15,707       $15,114        $31       $562
                        =======       =======       ====       ====

     The severance payments and medical and other costs incurred in connection with the sale of NTI and the closure of the related support facility were for the termination of hourly and salaried, administrative, manufacturing and support employees, all of whom were terminated during the first and second fiscal quarters ended May 27, 2001 and August 26, 2001, respectively, and substantially all of the severance payments and related costs for such terminated employees (totaling $1.3 million) were paid during such quarters. The lease obligations will be paid through August 2004 pursuant to the related lease agreements.

     NTI did not have a material effect on Park's consolidated financial position, results of operations, capital resources, liquidity or continuing operations, and the sale of NTI is not expected to have a material effect on the Company's future operating results.

5.   RESTRUCTURING AND SEVERANCE CHARGES

     The Company recorded non-recurring, pre-tax charges of $2,921,000 in its fiscal year 2002 third quarter ended November 25, 2001 in connection with the closure of the conventional lamination line of Dielektra GmbH ("Dielektra"), its electronic materials business located in Cologne, Germany, and the reduction of the size of Dielektra's mass lamination operations to enable Dielektra to focus on its DatlamT automated continuous lamination and paneling technology and on the marketing and manufacturing of high technology, higher layer count mass lamination product. The charges included $2,020,000 for severance payments and related costs for terminated employees. In addition, the Company recorded non-recurring, pre-tax severance charges of $681,000 in its fiscal 2002 first quarter ended May 27, 2001 and $125,000 in its third quarter ended November 25, 2001 for severance payments and related costs for terminated employees at the Company's continuing operations in Asia, Europe and North America. The terminated employees were hourly and salaried, administrative, manufacturing and support employees. The components of these charges and the related liability balances and activity from the November 25, 2001 and May 27, 2001 balance sheet dates to the June 2, 2002 balance sheet date are set forth below.

                               (Amounts in thousands)
                                    Charges                  6/2/02
                         Closure   Incurred or              Remaining
                         Charges      Paid      Reversals  Liabilities
                        --------   -----------  ---------  -----------
Dielektra GmbH charges:
 Impairment of long
  lived assets          $  378      $  378        $   -       $  -
 Write down of assets      523         523            -          -
 Severance payments and
  related costs          2,020       1,506            -        514
                        ------      ------        -----       ----
                         2,921       2,407                     514
Other severance payments
 and related costs         806         806            -          -
                        ------      ------        -----       ----
                        $3,727      $3,213        $   -       $514
                        ======      ======        =====       ====

     The remaining liabilities relate to terminated employees in Germany, all of which are expected to be paid during the Company's 2003 fiscal year second quarter ending
     September 1, 2002.

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

     All the terminated employees referred to in this Note were hourly and salaried, administrative, manufacturing and support employees, all such employees were terminated during the first, second and third fiscal quarters ended May 27, 2001, August 26, 2001 and November 25, 2001, respectively, and substantially all the severance payments and related costs for such terminated employees were paid during such quarters, except payments and costs of $1,212,000 in Germany, $698,000 of which were paid in installments to terminated employees in Germany during the Company's 2003 fiscal year first quarter ended June 2,
     2002 and the balance of which is expected to be paid to terminated employees in Germany during the Company's 2003 fiscal year second quarter ending September 1, 2002.

     As a result of the foregoing employee terminations and other less significant employee terminations in connection with business contractions and in the ordinary course of business and substantial numbers of employee resignations and retirements in the ordinary course of business, the total number of employees employed by the Company declined to approximately 1,700 as of March 3, 2002 from approximately 3,000 as of February 25, 2001, the end of the Company's 2001 fiscal year, and was approximately 1,700 as of June 2, 2002.

6.   LOSS PER SHARE

     Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share is computed by dividing net loss by the sum of (a) the weighted average number of shares of common stock outstanding during the period and (b) the potential common stock equivalents during the period. Stock options are the only common stock equivalents and are computed using the treasury stock method.

     The table below sets forth the basic and diluted weighted average number of shares of common stock and potential common stock equivalents outstanding for the periods specified:

                                           13 weeks ended
                                        June 2,        May 27,
                                          2002          2001
     Basic weighted average shares
     outstanding                       19,661,000    19,420,000
     Diluted weighted average shares
     and potential common stock
     equivalents outstanding           19,661,000    19,420,000


     Common stock equivalents, not included in the computation of diluted (loss) earnings per share because the effect would have been antidilutive, were 514,916 and 471,688 for the thirteen weeks ended June 2, 2002 and May 27, 2001, respectively.

7.   BUSINESS SEGMENTS

     The Company's specialty adhesive tape and film business, advanced composite materials business and plumbing hardware business were previously aggregated into the engineered materials and plumbing hardware segment. During fiscal year 2001, the Company closed and liquidated its plumbing hardware business. In fiscal years 2001, 2000 and 1999, the specialty adhesive tape, advanced composite materials and plumbing hardware businesses comprised less than 10% of the Company's consolidated revenues and assets, and the Company considered itself to operate in one business segment. The Company's electronic materials products are marketed primarily to leading independent printed circuit board fabricators, electronic manufacturing service companies, electronic contract manufacturers and major electronic original equipment manufacturers ("OEMs") located throughout North America, Europe and Asia. The Company's specialty adhesive tape and advanced composite materials customers, the majority of which are located in the United States, include OEMs, independent firms and distributors in the electronics, aerospace and industrial industries.

     Sales  are attributed to geographic region based upon  the region  from  which  the materials  were  shipped  to  the
     customer.  Sales  between  geographic  regions  were   not
     significant.

     Financial information concerning the Company's operations by geographic area follows:

                                 (Amounts in thousands)
                                     13 Weeks Ended
                                    June 2,     May 27,
                                     2002        2001
     Sales:
     North America                 $32,248     $41,459
     Europe                         12,934      16,981
     Asia                           11,379      10,662

       Total sales                 $56,561     $69,102


                                    June 2,    March 3,
                                      2002       2002
     Long-lived assets:
     United States                 $102,262    $104,386
     Europe                          25,961      22,954
     Asia                            22,507      22,943

       Total long-lived assets     $150,730    $150,283


8.   COMPREHENSIVE INCOME (LOSS)

     Total comprehensive income (loss) for the 13 weeks ended June 2, 2002 and May 27, 2001 was $1,209,000 and
     ($16,559,000), respectively. Comprehensive income (loss) consisted primarily of net loss and foreign currency translation adjustments.

9.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations", and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules set forth in these Statements, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. In addition, Statement 141 eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001. The Company adopted SFAS 142 for the fiscal quarter ended June 2, 2002. The Company does not have any goodwill on its balance sheet, has virtually no intangible assets, and is not engaged in any transactions that are affected by the Statements; and, therefore, the application of the non-amortization provisions of the Statements did not have a material adverse effect on the Company's consolidated results of operations or financial position for the 13 weeks ended June 2, 2002.

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

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which supercedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Although it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 is effective for all fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 for the quarter ended June 2, 2002. The adoption did not have a material effect on the Company's results of operations or financial condition.

10.  SUBSEQUENT EVENT

     On June 28, 2002, the Company announced that it sold its Dielectric Polymers, Inc. ("DPI") subsidiary to Adhesive Applications, Inc. of Easthampton, Massachusetts and that the Company expected to record a gain of approximately $3.2 million in its fiscal year 2003 second quarter ending September 1, 2002 in connection with the sale.



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

        The Company's sales declined in the three-month period ended June 2, 2002 compared with last year's comparable period, with declines in sales by the Company's North American and European operations. The earnings growth that the Company achieved during its 2001 and 2000 fiscal years halted in the 2002 fiscal year as a result of a severe downturn in the global electronics industry, and the global electronics industry continued to be very depressed during the 2003 fiscal year first quarter.

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

Three  Months  Ended June 2, 2002 Compared  with  Three  Months
Ended May 27, 2001

        The Company's operations continued to generate losses during the three-month period ended June 2, 2002 as the North American, European and Asian markets for sophisticated printed circuit materials continued to experience severely depressed conditions during the 2003 fiscal year first quarter.

        Nevertheless, the Company's losses in the 2003 fiscal year first quarter were substantially less than they were in last year's comparable period as a result of the Company's reductions of its costs and expenses and as a result of the non-recurring, pre-tax charge of $15.7 million that the Company
incurred   during  the  2002  fiscal  year  first  quarter   in
connection with the sale of the assets and business of Nelco Technology, Inc. ("NTI"), the Company's wholly owned subsidiary
that   manufactured  semi-finished  printed   circuit   boards,
commonly known as mass lamination, in Tempe, Arizona, and the closure of a related support facility in Arizona and the pre-tax severance charges of $0.7 million that the Company incurred during the 2002 fiscal year first quarter related to the layoff of employees at the Company's continuing operations.

        Results of Operations

        Net sales for the three-month period ended June 2, 2002 declined 18% to $56.6 million from $69.1 million for last year's comparable period. This decrease in net sales was the result of lower unit volumes of materials shipped. The Company's foreign operations accounted for $24.3 million of net sales, or 43% of the Company's total net sales worldwide, during the three-month period ended June 2, 2002 compared with $27.6 million of sales, or 40% of total net sales worldwide, during last fiscal year's comparable period. Net sales by the Company's foreign operations during the 2003 fiscal year first quarter declined 12% from the 2002 fiscal year comparable period. The decline in sales by foreign operations was due to decreases in sales in Europe.

      The gross margin for the Company's worldwide operations was 11.1% during the three-month period ended June 2, 2002 compared with 4.7% for last fiscal year's comparable period. The improvement in the gross margin was attributable to the Company's ongoing cost reduction measures, including significant workforce reductions, the decision to not implement annual salary increases and the payment of significantly reduced performance bonuses. Gross profit was also positively impacted by higher percentages of sales of higher technology, higher margin products as high performance materials accounted for 76% of worldwide sales for the first quarter of the 2003 fiscal year compared with 66% for the first quarter of the 2002 fiscal year.

        Although selling, general and administrative expenses declined by $1.4 million, or 14.5%, during the three-month period ended June 2, 2002 compared with last year's comparable period, these expenses measured as a percentage of sales, were 14.3% during the three-month period ended June 2, 2002 compared with 13.7% during last fiscal year's comparable period. This increase in the expenses as a percentage of sales in the 2003 fiscal year period resulted from proportionately lower sales compared to the comparable period during the last fiscal year.

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

        For reasons set forth above, loss from operations was $1.9 million for the three months ended June 2, 2002 compared with $22.6 million for the three months ended May 27, 2001, including the non-recurring pre-tax charges described above.

        Interest and other income, net, principally investment income, was $0.9 million for the three-month period ended June 2, 2002 compared with $1.7 million for last fiscal year's comparable period. The decrease in investment income was attributable to a decrease in prevailing interest rates. The Company's investments were primarily short-term taxable instruments.

        The Company's effective income tax rate was 30.0% for the three-month period ended June 2, 2002 and for last fiscal year's comparable period.

        The net loss for the three month period ended June 2, 2002 declined to $0.6 million compared to $14.6 million for the three months ended May 27, 2001. Basic and diluted loss per share decreased to $0.03 for the three-month period ended June 2, 2002 from a basic and diluted loss of $0.75 per share including the non-recurring, pre-tax charges for the three-month period ended May 27, 2001.

Liquidity and Capital Resources:

        At June 2, 2002, the Company's cash and temporary investments were $149.2 million compared with $151.4 million at March 3, 2002, the end of the Company's 2002 fiscal year. The Company's working capital (which includes cash and temporary investments) was $167.5 million at June 2, 2002 compared with $167.0 million at March 3, 2002. The Company's current ratio (the ratio of current assets to current liabilities) was 4.9 to 1 at June 2, 2002 and at March 3, 2002.

       During the three-months ended June 2, 2002, cash used in the Company's operations, before depreciation and amortization, of $2.5 million included a slight net increase in working capital items, resulting in $1.9 million of cash provided by operating activities. During the same three-month period, the Company expended $2.7 million for the purchase of property, plant and equipment compared with $6.5 million for the three month period ended May 27, 2001 and paid $1.2 million in dividends on its common stock in each of such three-month periods. Net expenditures for property, plant and equipment were $22.8 million in the 2002 fiscal year and $51.8 million in the 2001 fiscal year. During the past two fiscal years, the Company completed significant expansions of its electronic materials manufacturing facilities in California and New York and its higher technology product line manufacturing facility in Arizona.

        At June 2, 2002, the Company had no long-term debt. The Company believes its financial resources will be sufficient, for the foreseeable future, to provide for continued investment in working capital and property, plant and equipment and for general corporate purposes. Such resources would also be available for appropriate acquisitions and other expansion of the Company's business.

        The Company is not aware of any circumstances or events that are reasonably likely to occur that could materially affect its liquidity.

        The Company's liquidity is not dependent on the use of, and the Company is not engaged in, any off-balance sheet financing arrangements, such as securitization of receivables or obtaining access to assets through special purpose entities.

         The Company's contractual obligations and other commercial commitments to make future payments under contracts, such as lease agreements, consist only of the operating lease commitments. The Company has no long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments or contingent commitments, other than a standby letter of credit in the amount of $1,042,000 to secure the Company's obligations under the workers' compensation insurance program.

Environmental Matters:

        In the three-month periods ended June 2, 2002 and May 27, 2001, the Company charged less than $0.1 million against pretax income for environmental remedial response and voluntary cleanup costs (including legal fees). While annual expenditures have generally been constant from year to year and may increase over time, the Company expects it will be able to fund such expenditures from available cash. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At June 2, 2002 and March 3, 2002, the recorded liability in accrued liabilities for environmental matters was approximately $3.9 million and $4.0 million, respectively. Management does not expect that environmental matters will have a material adverse effect on the liquidity, capital resources, business, consolidated results of operations or consolidated financial position of the Company.

Critical Accounting Policies and Estimates:

        In response to financial reporting release, FR-60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies", issued by the Securities and Exchange Commission in December 2001, the following information is provided regarding critical accounting policies that are important to the Consolidated Financial Statements and that entail, to a significant extent, the use of estimates, assumptions and the application of management's judgment.

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

Factors that May Affect Future Results.

        Certain portions of this Report which do not relate to historical financial information may be deemed to constitute forward-looking statements that are subject to various factors which could cause actual results to differ materially from Park's expectations or from results which might be projected, forecast, estimated or budgeted by the Company in forward-looking statements. Such factors include, but are not limited to, general conditions in the electronics industry, the Company's competitive position, the status of the Company's relationships with its customers, economic conditions in international markets, the cost and availability of utilities, and the various factors set forth under the caption "Factors That May Affect Future Results" after Item 7 of Park's Annual Report on Form 10-K for the fiscal year ended March 3, 2002.

Item  3.   Quantitative and Qualitative Disclosure About Market
Risk

        The Company's market risk exposure at June 2, 2002 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form
10-K for the fiscal year ended March 3, 2002.

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

        Park announced in March 1998 that it had been informed by Delco Electronics that Delco planned to close its printed circuit board fabrication plant and exit the printed circuit board manufacturing business. After the plant closure, Delco purchased all of its printed circuit boards from outside suppliers and Delco was no longer a customer of the Company's. As a result, the Company's sales to Delco declined significantly during the three-month period ended May 31, 1998, were negligible during the three-month period ended August 30, 1998, have been nil since that time. During the Company's 1999 fiscal year first quarter and during its 1998 fiscal year and for several years prior thereto, more than 10% of the Company's total worldwide sales were to Delco Electronics Corporation; and the Company had been Delco's principal supplier of semi-finished multilayer printed circuit board materials for more than ten years. These materials were used by Delco to produce finished multilayer printed circuit boards. See "Factors That May Affect Future Results" after Item 2 of Part I of this Report.

        In the first quarter of the fiscal year ended March 3, 2002, the Company sold the assets and business of NTI and recorded non-recurring, pre-tax charges of approximately $15.7 million in its 2002 fiscal year first quarter ended May 27, 2001 in connection with the sale of NTI and the closure of a related support facility also located in Arizona. See Note 4 of the Notes to Condensed Consolidated Financial Statements in
Item 2 of this Report.

Item 6.   Exhibits and Reports on Form 8-K.

   (a)  Exhibits:

       None

   (b) No reports on Form 8-K have been filed during the fiscal quarter ended June 2, 2002.



                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Park Electrochemical Corp.
                                   --------------------------
                                         (Registrant)


                                   /s/Brian E. Shore
Date:  July 16, 2002               -----------------------
                                   Brian E. Shore
                                   President and
                                   Chief Executive Officer


                                   /s/Murray O. Stamer
Date:  July 16, 2002               -----------------------
                                   Murray O. Stamer
                                   Senior Vice President, Finance
                                   Principal Financial Officer