Form 10-Q
period 2002-09-01
PARK ELECTROCHEMICAL CORP
filed 2002-10-15
CIK 76267

1
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                           FORM 10-Q


(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 1, 2002

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

             APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 19,529,417 as of October 11, 2002.


                  PARK ELECTROCHEMICAL CORP.
                       AND SUBSIDIARIES

                       TABLE OF CONTENTS



                                                               Page
PART I.    FINANCIAL INFORMATION:                             Number

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets
            September 1, 2002 (Unaudited) and March 3, 2002     3

           Consolidated Statements of Operations
            13 weeks and 26 weeks ended September 1, 2002
            and August 26, 2001 (Unaudited)                     4

           Condensed Consolidated Statements of Cash Flows
            for the 26 weeks ended September 1, 2002 and
            August 26, 2001 Unaudited)                          5

           Notes to Condensed Consolidated Financial
           Statements (Unaudited)                               6

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations       14

           Factors That May Affect Future Results                21

  Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk                                          21

  Item 4.  Controls and Procedures                               21


PART II.   OTHER INFORMATION:

  Item 1.  Legal Proceedings                                     22

  Item 4.  Submission of Matters to a Vote of Security Holders   23

  Item 6.  Exhibits and Reports on Form 8-K                      23


SIGNATURES...................................................... 24


CERTIFICATIONS.................................................. 25

EXHIBIT INDEX................................................... 29






                PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements.


                  PARK ELECTROCHEMICAL CORP.
                       AND SUBSIDIARIES

             CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands)

                                          September 1,
                                              2002         March 3,
                                          (Unaudited)       2002*
ASSETS
Current assets:
 Cash and cash equivalents                 $104,921        $ 99,492
 Marketable securities                       49,798          51,917
 Accounts receivable, net                    32,466          33,628
 Inventories (Note 2)                        13,440          13,242
 Prepaid expenses and other current assets   12,723          12,082

   Total current assets                     213,348         210,361

Property, plant and equipment, net          147,089         149,810

Other assets                                    942             473
   Total                                   $361,379        $360,644

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                          $ 15,368       $  14,098
 Accrued liabilities                         24,772          27,862
 Income taxes payable                           666           1,401
   Total current liabilities                 40,806          43,361

Deferred income taxes                        13,066          13,054

Deferred pension liability and other         12,891          11,683
   Total liabilities                         66,763          68,098

Stockholders' equity:
 Common stock                                 2,037           2,037
 Additional paid-in capital                 131,308         131,138
 Retained earnings                          171,569         172,953
 Treasury stock, at cost                     (5,707)         (5,692)
 Accumulated other non-owner changes         (4,591)         (7,890)
   Total stockholders' equity               294,616         292,546
   Total                                   $361,379        $360,644

*The balance sheet at March 3, 2002 has been derived from the audited financial statements at that date.

See accompanying Notes to the Consolidated Financial Statements.


                  PARK ELECTROCHEMICAL CORP.
                       AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
       (Amounts in thousands, except per share amounts)

                                   13 Weeks Ended           26 Weeks Ended
                                     (Unaudited)              (Unaudited)
                               September 1, August 26,  September 1,  August 26,
                                  2002        2001          2002        2001
Net sales                       $56,901      $51,743      $113,462    $120,845

Cost of sales                    50,692       50,321       100,992     116,157

Gross profit                      6,209        1,422        12,470       4,688

Selling, general and
 administrative expenses          7,884        8,428        15,995      17,920

Gain on sale of DPI (Note 9)     (3,170)           -        (3,170)          -

Loss on sale of NTI
 and closure of related
 support facility (Note 4)            -            -             -      15,707

Other severance costs                 -            -             -         681

Income(loss) from operations      1,495       (7,006)         (355)    (29,620)

Other income                        771        1,607         1,713       3,347

Earnings(loss) before
 income taxes                     2,266       (5,399)        1,358     (26,273)

Income tax
 Provision/(benefit)                679       (1,620)          407      (7,882)

Net earnings(loss)              $ 1,587      $(3,779)     $    951    $(18,391)

Earnings(loss) per
 share (Note 6):
  Basic                         $   .08      $  (.19)     $    .05    $   (.94)
  Diluted                       $   .08      $  (.19)     $    .05    $   (.94)

Weighted average number
 of common and common
 equivalent shares outstanding:
  Basic                          19,669       19,545        19,665      19,482
  Diluted                        20,013       19,545        20,094      19,482

Dividends per share             $   .06      $   .06       $   .12     $   .12

See accompanying Notes to the Consolidated Financial Statements.



                  PARK ELECTROCHEMICAL CORP.
                       AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Amounts in thousands)
                                            26 Weeks Ended
                                             (Unaudited)
                                          September 1,   August 26,
                                              2002         2001
Cash flows from operating activities:
 Net income (loss)                        $    951        $(18,391)
 Depreciation and amortization               9,129           8,391
 Gain on sale of business                   (3,170)              -
 Loss on sale of fixed assets                    -          10,636
 Impairment of fixed assets                      -           2,058
 Change in operating assets and
  liabilities                               (2,940)         16,040

Net cash provided by operating activities    3,970          18,734

Cash flows from investing activities:
 Purchases of property, plant and
  equipment, net                            (4,095)        (15,425)
 Proceeds from the sale of business          5,000               -
 Purchases of marketable securities        (19,260)              -
 Proceeds from sales and maturities
  of marketable securities                  21,463          18,022

Net cash provided by investing activities    3,108           2,597

Cash flows from financing activities:
 Redemption of long-term debt (Note 3)           -          (1,738)
 Dividends paid                             (2,335)         (2,326)
 Proceeds from exercise of stock options       155             617

Net cash used in financing activities       (2,180)         (3,447)

Change in cash and cash equivalents before
 exchange rate changes                       4,898          17,884

Effect of exchange rate changes on cash
 and cash equivalents                          531             376

Change in cash and cash equivalents          5,429          18,260
Cash and cash equivalents, beginning
 of period                                   99,492        123,726

Cash and cash equivalents, end of period   $104,921       $141,986

Supplemental cash flow information:
 Cash paid during the period for:
  Income taxes                              $   500       $  4,875

See accompanying Notes to the Consolidated Financial Statements.


                  PARK ELECTROCHEMICAL CORP.
                       AND SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of September 1, 2002, the consolidated statements of operations for the 13 weeks and 26 weeks ended September 1, 2002 and August 26, 2001, and the condensed consolidated statements of cash flows for the 26 weeks then ended have been prepared by the Company, without audit. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 1, 2002 and the results of operations and cash flows for all periods presented.

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

2.   INVENTORIES

     Inventories consisted of the following:
                                    (Amounts in thousands)
                                    September 1,   March 3,
                                       2002         2002
     Raw materials                    $ 4,819     $ 4,996
     Work-in-process                    3,364       2,916
     Finished goods                     4,635       4,784
     Manufacturing supplies               622         546
                                      $13,440     $13,242

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

     In connection with the sale of NTI and the closure of the related support facility, the Company recorded non-recurring, pre-tax charges of $15.7 million in its fiscal year 2002 first quarter ended May 27, 2001. The components of these charges and the related liability balances and activity from the May 27, 2001 balance sheet date to the September 1, 2002 balance sheet date are set forth below.


                                          (Amounts in thousands)
                                          Charges                  9/1/02
                             Closure    Incurred or               Remaining
                             Charges       Paid      Reversals   Liabilities

NTI charges:
 Loss on sale of assets
  and business               $10,580      $10,580       $  -         $  -
 Severance payments              387          387          -            -
 Medical and other costs          95           95          -            -

Support facility charges:
 Impairment of long
  lived assets                 2,058        2,058          -            -
 Write down of accounts
  receivable                     350          319         31            -
 Write down of inventory         590          590          -            -
 Severance payments              688          688          -            -
 Medical and other costs         133          133          -            -
 Lease payments, taxes,
  utilities, maintenance         781          275          -          506
 Other                            45           45          -            -
                             -------      -------        ---         ----
                             $15,707      $15,170        $31         $506
                             =======      =======        ===         ====

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

5.   RESTRUCTURING AND SEVERANCE CHARGES

     The Company recorded non-recurring, pre-tax charges of $2,921,000 in its fiscal year 2002 third quarter ended November 25, 2001 in connection with the closure of the conventional lamination line of Dielektra GmbH ("Dielektra"), its electronic materials business located in Cologne, Germany, and the reduction of the size of Dielektra's mass lamination operations to enable Dielektra to focus on its DatlamT automated continuous lamination and paneling technology and on the marketing and manufacturing of high technology, higher layer count mass lamination product. The charges included $2,020,000 for severance payments and related costs for terminated employees. In addition, the Company recorded non-recurring, pre-tax severance charges of $681,000 in its fiscal 2002 first quarter ended May 27, 2001 and $125,000 in its third quarter ended November 25, 2001 for severance payments and related costs for terminated employees at the Company's continuing operations in Asia, Europe and North America. The terminated employees were hourly and salaried, administrative, manufacturing and support employees. The components of these charges and the related liability balances and activity from the November 25, 2001 and May 27, 2001 balance sheet dates to the September 1, 2002 balance sheet date are set forth below.

                                        (Amounts in thousands)
                                          Charges                9/1/02
                            Closure     Incurred or             Remaining
                            Charges        Paid     Reversals  Liabilities

Dielektra GmbH charges:
 Impairment of long
  lived assets              $  378       $  378       $   -       $  -
 Write down of assets          523          523           -          -
 Severance payments and
  related costs              2,020        2,020           -          -
                            ------       ------       -----       ----
                             2,921        2,921           -          -
Other severance payments
 and related costs             806          806           -          -
                            ------       ------       -----       ----
                            $3,727       $3,727       $   -       $  -
                            ======       ======       =====       ====

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

     All the terminated employees referred to in this Note were hourly and salaried, administrative, manufacturing and support employees, all such employees were terminated during the first, second and third fiscal quarters ended May 27, 2001, August 26, 2001 and November 25, 2001, respectively, and substantially all the severance payments and related costs for such terminated employees were paid during such quarters, except payments and costs of $1,212,000 in Germany, which were paid in installments to terminated employees in Germany during the six months ended September 1, 2002.

     As a result of the foregoing employee terminations and other less significant employee terminations in connection with business contractions and in the ordinary course of business and substantial numbers of employee resignations and retirements in the ordinary course of business, the total number of employees employed by the Company declined to approximately 1,700 as of March 3, 2002 from approximately 3,000 as of February 25, 2001, the end of the Company's 2001 fiscal year, and was approximately 1,700 as of September 1, 2002.

6.   EARNINGS (LOSS) PER SHARE

     Basic earning (loss) per share is computed by dividing the net earnings (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed by dividing net earnings by the sum of (a) the weighted average number of shares of common stock outstanding during the period and (b) the potential common stock equivalents during the period. Stock options are the only common stock equivalents and are computed using the treasury stock method.

     The table below sets forth the basic and diluted weighted average number of shares of common stock and potential common stock equivalents outstanding for the periods specified:

                                             (Amounts in thousands)
                                    13 weeks ended           26 weeks ended
                                September 1, August 26,  September 1, August 26,
                                   2002        2001         2002        2001
Weighted average common shares
 outstanding for basic EPS        19,669      19,545       19,665      19,482

Weighted averages shares
 outstanding for diluted EPS      20,013      19,545       20,094      19,482

     Common stock equivalents not included in the computation of diluted loss per share because the effect would have been antidilutive, were 439,011 and 455,350 for the 13 weeks and 26 weeks ended August 26, 2001, respectively.

     Common stock equivalents, not included in the computation of diluted earnings (loss) per share because the options' exercise prices were greater than the average market price of the common stock, were 90,582 and 73,574 for the 13 weeks ended September 1, 2002 and August 26, 2001, respectively, and 54,089 and 55,111 for the 26 weeks ended September 1, 2002 and August 26, 2001, respectively.

7.   BUSINESS SEGMENTS

     The Company's specialty adhesive tape and film business, advanced composite materials business and plumbing hardware business were previously aggregated into the engineered materials and plumbing hardware segment. In June 2002 the Company sold its specialty adhesive tape and film business. During fiscal year 2001, the Company closed and liquidated its plumbing hardware business. In fiscal years 2001, 2000 and 1999, the specialty adhesive tape, advanced composite materials and plumbing hardware businesses comprised less than 10% of the Company's consolidated revenues and assets, and the Company considered itself to operate in one business segment. The Company's electronic materials products are marketed primarily to leading independent printed circuit board fabricators, electronic manufacturing service companies, electronic contract manufacturers and major electronic original equipment manufacturers ("OEMs") located throughout North America, Europe and Asia. The Company's advanced composite materials customers, the majority of which are located in the United States, include OEMs, independent firms and distributors in the electronics, aerospace and industrial industries.

     Sales  are attributed to geographic region based upon  the region  from  which  the materials  were  shipped  to  the
     customer.  Sales  between  geographic  regions  were   not
     significant.

     Financial information concerning the Company's operations by geographic area follows:

                                (Amounts in thousands)
                            13 Weeks Ended            26 Weeks Ended
                        September 1,  August 26,  September 1,  August 26,
                           2002          2001        2002          2001
     Sales:
     North America       $31,079       $29,698     $ 63,327    $ 71,157
     Europe               13,935        13,300       26,869      30,281
     Asia                 11,887         8,745       23,266      19,407

       Total sales       $56,901       $51,743     $113,462    $120,845

                                  September 1.  March 3,
                                     2002         2002
     Long-lived assets:
     United States                 $ 99,000    $104,386
     Europe                          27,113      22,954
     Asia                            21,918      22,943

       Total long-lived assets     $148,031    $150,283


8.   COMPREHENSIVE INCOME (LOSS)

     Total comprehensive income (loss) for the 13 weeks ended September 1, 2002 and August 26, 2001 was $3,041,000 and $(1,937,000), respectively. Total comprehensive income
     (loss) for the 26 weeks ended September 1, 2002 and August 26, 2001 was $4,250,000 and $(18,496,000), respectively.
     Comprehensive income (loss) consisted primarily of net income and foreign currency translation adjustments and unrealized gains and losses on investments.


9.   SALE OF DIELECTRIC POLYMERS, INC.

     On June 27, 2002, the Company sold its Dielectric Polymers, Inc. ("DPI") subsidiary to Adhesive Applications, Inc. of Easthampton, Massachusetts. The Company recorded a gain of approximately $3.2 million in its fiscal year 2003 second quarter ended September 1, 2002 in connection with the sale.

10.  SUBSEQUENT EVENTS

     On October 2, 2002 the Company announced that it was proposing to close its Nelco U.K. manufacturing facility located in Skelmersdale, England and commence a consultation process with its Nelco U.K. employees regarding the proposed closure. The Company expects to record a non-recurring, pre-tax charge of $4.0 million to $5.0 million in its 2003 fiscal year third quarter in connection with this proposed closure.

11.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or
     Disposal Activities" ("SFAS 146"). The Statement is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 addresses significant issues relating to the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. The Company has not yet determined what effect SFAS 146 will have on the Company's consolidated results of operations or financial position.

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

        The Company's sales increased in the three-month period ended September 1, 2002 compared with last fiscal year's comparable period, with increases in sales by the Company's Asian, North American and European operations, while the Company's sales in the six-month period ended September 1, 2002 declined compared with last year's comparable period, with declines in sales by the Company's North American and European operations, with the decline in Europe attributable primarily to Germany. However, the Company's sales in last year's comparable six-month period benefited from significantly higher sales in March 2001 than in any subsequent month, as the downturn in the global electronics industry and in the Company's sales occurred in the 2002 fiscal year first quarter.

       The earnings growth that the Company achieved during its 2001 and 2000 fiscal years halted in the 2002 fiscal year as a result of the severe downturn in the global electronics industry, and the global electronics industry continued to be very depressed during the 2003 fiscal year first and second quarters, with no clear signs of recovery.

     In response to devastating losses in the U.K. high technology circuit board industry, the Company announced on October 2, 2002 that it was proposing to close its Nelco U.K. manufacturing facility in Skelmersdale, England and that it was commencing a consultation process with its Nelco U.K. employees regarding the proposed closure. The Company also announced that it expects to record a non-recurring, pre-tax charge of $4.0 million to $5.0 million in its 2002 fiscal year third quarter in connection with this proposed closure.

        The  Company  is  not  engaged  in  any  related  party
transactions involving relationships or transactions with persons or entities that derive benefits from their non-independent relationship with the Company or the Company's related parties, or in any transactions with parties with whom the Company or its related parties have a relationship that enables the parties to negotiate terms of material transactions that may not or would not be available from other, more clearly independent parties on an arm's-length basis, or in any trading activities involving non-exchange traded commodity or other contracts that are accounted for at fair value or otherwise or in any energy trading or risk management activities, other than certain limited foreign currency contracts intended to hedge the Company's contractual commitments to pay certain
obligations   or  to  realize  certain  receipts   in   foreign
currencies.


Three  and  Six  Months Ended September 1, 2002  Compared  with
Three and Six Months Ended August 26, 2001

       The Company's operations continued to be weak during the three-month and six-month periods ended September 1, 2002 as the North American, European and Asian markets for sophisticated printed circuit materials continued to experience severely depressed conditions during the 2003 fiscal year first and second quarters.

        Nevertheless, the Company's operating results in the 2003 fiscal year first and second quarters improved over last year's comparable periods as a result of the Company's reductions of its costs and expenses, higher sales volumes and higher percentages of sales of higher technology, higher margin products. In addition, the Company reported positive net earnings in the three-month and six-month periods ended September 1, 2002 as a result of the non-recurring, pre-tax gain of $3.2 million that the Company realized during the 2003 fiscal year second quarter in connection with the sale of its Dielectric Polymers, Inc. ("DPI") subsidiary, compared to losses in last year's comparable periods, which included a non-recurring, pre-tax charge of $15.7 million that the Company incurred during the 2002 fiscal year first quarter in connection with the sale of the assets and business of Nelco Technology, Inc. ("NTI"), the Company's wholly owned subsidiary that manufactured semi-finished printed circuit boards, commonly known as mass lamination, in Tempe, Arizona, the closure of a related support facility in Arizona and pre-tax severance charges of $0.7 million that the Company incurred during the 2002 fiscal year first quarter related to the layoff of employees at the Company's continuing operations.

       Results of Operations

        Net sales for the three-month period ended September 1, 2002 increased 10% to $56.9 million, while net sales for the six-month period ended September 1, 2002 declined 6.0% to
$113.5 million, from $51.7 million and $120.8 million, respectively, for last fiscal year's comparable periods. The increase in net sales during the three-month period was primarily the result of higher unit volumes of materials shipped by the Company's operations in Asia and North America, while the decrease in net sales during the six-month period was the result of lower unit volumes of materials shipped during the first quarter of the 2003 fiscal year by the Company's operations in Europe and North America, partially offset by higher unit volumes of materials shipped by the Company's operations in Asia. The comparative decrease in net sales during the six-month period ended September 1, 2002 was also influenced by the fact that the Company's net sales in the six-month period ended August 26, 2001 benefited from significantly higher sales in March 2001 than in any subsequent month, as the downturn in the global electronics industry and in the Company's sales occurred in the 2002 fiscal year first quarter.

        The Company's foreign operations accounted for $25.8 million and $50.1 million, respectively, of sales, or 45% and 44% of the Company's total sales worldwide, during the three-month and six-month periods ended September 1, 2002 compared with $22.0 million and $49.7 million, respectively, of sales, or 43% and 41%, respectively, of total sales worldwide, during last fiscal year's comparable periods. Net sales by the Company's foreign operations during the three-month and six-month periods ended September 1, 2002 increased 17% and 1%, respectively, from the 2002 fiscal year comparable periods. The increases in sales by foreign operations were due primarily to increases in sales in Asia, although sales by the Company's operations in Europe declined during the first quarter of the 2003 fiscal year and compared with last fiscal year's first quarter, and sales by the Company's operations in Germany declined during the three-month and six-month periods ended September 1, 2002 compared with last year's comparable periods.

      The gross margins for the Company's worldwide operations were 10.9% and 11.0%, respectively, during the three-month and six-month periods ended September 1, 2002 compared with 2.7% and 3.9%, respectively, for last fiscal year's comparable periods. The improvements in the gross margins were attributable to the Company's ongoing cost reduction measures, including significant workforce reductions and production efficiencies resulting from enhanced manufacturing automation, and manufacturing efficiencies and improved plant utilization resulting from the higher sales volumes in the three-month period ended September 1, 2002. Gross profit was also positively impacted by higher percentages of sales of higher technology, higher margin products, as high performance materials accounted for 76% and 77%, respectively, of worldwide sales for the first and second quarters of the 2003 fiscal year compared with 66% and 62%, respectively, for the first and second quarters of the 2002 fiscal year. The Company also continued to implement an annual salary freeze for significant numbers of salaried employees, especially senior management employees, and paid no performance bonuses or significantly reduced bonuses and other incentives.

       Selling, general and administrative expenses declined by $0.5 million and $1.9 million, respectively, or by 6% and 11%, during the three-month period and six-month period, respectively, ended September 1, 2002 compared with last fiscal year's comparable periods, and these expenses, measured as a percentage of sales, were 14% during the three-month and six-month periods ended September 1, 2002 compared with 16% and 15%, respectively, during last fiscal year's comparable periods. The decreases in the expenses as percentages of sales in the 2003 fiscal year periods resulted from higher sales and lower expenses in the three-month period ended September 1, 2002 compared to the comparable period in the last fiscal year and from lower expenses in the six-month period ended September 1, 2002 compared to the comparable periods in the last fiscal year.

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

        The  Company recorded a non-recurring, pre-tax gain  of
$3.2  million  in  the  2003  fiscal  year  second  quarter  in connection  with  the sale of DPI on June  27,  2002  for  $5.0 million cash.

        For the reasons set forth above, income from operations was $1.5 million for the three months ended September 1, 2002, including the non-recurring, pre-tax gain described above relating to the sale of DPI, compared with a loss of $7.0 million for the three months ended August 26, 2001, and the loss from operations was $0.4 million for the six months ended September 1, 2002, including the non-recurring, pre-tax gain described above, compared with $29.6 million for last fiscal year's comparable period, including the non-recurring pre-tax charges described above related to the sale of NTI, the closure of a related support facility and severance for the lay-off of employees at the Company's continuing operations.

        Interest and other income, net, principally investment income, was $0.8 million and $1.7 million, respectively, for the three-month and six-month periods ended September 1, 2002 compared with $1.6 million and $3.3 million, respectively, for last fiscal year's comparable periods. The decreases in investment income were attributable to decreases in prevailing interest rates. The Company's investments were primarily short-term taxable instruments.

        The Company's effective income tax rates for the three-month and six-month periods ended September 1, 2002 were 30.0% compared with the same rates for the three-month and six-month periods ended August 26, 2001.

        For the reasons set forth above, net income for the three-month period ended September 1, 2002, including the non-recurring, pre-tax gain described above relating to the sale of DPI, was $1.6 million compared to a net loss of $3.8 million for the three months ended August 26, 2001. Net income for the six-month period ended September 1, 2002, including the non-recurring, pre-tax gain described above, was $1.0 million compared to a net loss of $18.4 million for the six-month period ended August 26, 2001, including the non-recurring, pre-tax charges described above related to the sale of NTI, the closure of a related support facility and severance for the lay-off of employees at the Company's continuing operations. Before the non-recurring, pre-tax gain described above relating to the sale of DPI, the net losses for the three-month and six-month periods ended September 1, 2002 were $0.6 million and $1.3 million, respectively, compared to net losses for the three-month and six-month periods ended August 26, 2001, before the non-recurring, pre-tax charges described above of $3.8 million and $6.9 million, respectively.

       Basic and diluted earnings per share for the three-month period ended September 1, 2002 were $0.08, including the non-recurring, pre-tax gain described above relating to the sale of DPI, compared to a loss of $0.19 for the three-month period ended August 26, 2001.Basic and diluted earnings per share for the six-month period ended September 1, 2002 were $0.05, including the non-recurring, pre-tax gain, compared to a loss of $0.94 for the six-month period ended August 26, 2001, including the non-recurring, pre-tax charges. Basic and diluted per share losses for the three-month and six-month periods ended September 1, 2002, before the non-recurring, pre-tax gain, were $0.03 and $0.06, respectively, compared to basic and diluted per share losses before the non-recurring, pre-tax charges for the prior year's comparable periods of $0.19 and $0.36, respectively.

Liquidity and Capital Resources:

        At September 1, 2002, the Company's cash and temporary investments were $154.7 million compared with $151.4 million at March 3, 2002, the end of the Company's 2002 fiscal year. The Company's working capital (which includes cash and temporary investments) was $172.5 million at September 1, 2002 compared with $167.0 million at March 3, 2002. The Company's current ratio (the ratio of current assets to current liabilities) was
5.2  to  1  and 4.9 to 1 at September 1, 2002 and at  March  3,
2002, respectively.

        During the six-months ended September 1, 2002, the Company generated $4.0 million of cash from operating activities. During the same six-month period, the Company expended $4.1 million for the purchase of property, plant and equipment compared with $15.4 million for the six-month period ended August 26, 2001 and paid $2.3 million in dividends on its common stock in each of such six-month periods. Net expenditures for property, plant and equipment were $22.8 million in the 2002 fiscal year and $51.8 million in the 2001 fiscal year. During the past two fiscal years, the Company completed significant expansions of its electronic materials manufacturing facilities in California and New York and its higher technology product line manufacturing facility in Arizona.

       The Company sold its DPI subsidiary on June 27, 2002 for
$5.0 million cash and recorded a non-recurring, pre-tax gain of $3.2 million in the 2003 fiscal year second quarter in connection with the sale.

       At September 1, 2002, the Company had no long-term debt. The Company believes its financial resources will be sufficient, for the foreseeable future, to provide for continued investment in working capital and property, plant and equipment and for general corporate purposes. Such resources would also be available for appropriate acquisitions and other expansion of the Company's business.

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

Environmental Matters:

        In the six-month periods ended September 1, 2002 and August 26, 2001, the Company charged less than $0.1 million against pretax income for environmental remedial response and voluntary cleanup costs (including legal fees). While annual expenditures have generally been constant from year to year and may increase over time, the Company expects it will be able to fund such expenditures from available cash. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At September 1, 2002 and March 3, 2002, the recorded liability in accrued liabilities for environmental matters was approximately $4.0 million. Management does not expect that environmental matters will have a material adverse effect on the liquidity, capital resources, business, consolidated results of operations or consolidated financial position of the Company.

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

     Pension and Other Employee Benefit Programs

     The   Company's  subsidiary  in  Germany  has  significant
pension costs that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates and wage inflation rates. The Company is required to consider current market conditions, including changes in interest rates and wage costs, in selecting these assumptions. Changes in the related pension costs may occur in the future in addition to changes resulting from fluctuations in the Company's related headcount due to changes in the assumptions.

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
Risk

        The Company's market risk exposure at September 1, 2002 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended March 3, 2002.

Item 4.   Controls and Procedures.

       (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive officer and Senior Vice President, Finance and Principal Financial Officer have evaluated the
effectiveness   of  the  Company's  disclosure   controls   and
procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

       (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

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



Item 4.   Submission of Matters to a Vote of Security Holders.

        At  the Annual Meeting of Shareholders held on July 17,
2002:

      (a) the persons elected as directors of the Company and the voting for such persons were as follows:

                                              Authority
          Name            Votes For            Withheld
          ----             --------            --------
     Mark S. Ain          16,282,071          1,168,029
     Anthony Chiesa       16,226,611          1,223,489
     Lloyd Frank          16,229,021          1,221,079
     Brian E. Shore       14,456,206          2,993,894
     Jerry Shore          16,337,504          1,112,596

      (b) the Company's 2002 Stock Option Plan was approved by the Shareholders. There were 13,456,451 votes for the Plan, 3,617,713 votes against, and 375,931 abstentions.

Item 6.   Exhibits and Reports on Form 8-K.

      (a)  Exhibits:

       10.01. 2002 Stock Option Plan of the Company. (This exhibit is a management contract or compensatory plan or arrangement.)

       99.01.  Certification of Chief Executive Officer pursuant to
               18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       99.02. Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2202.

      (b) No reports on Form 8-K have been filed during the fiscal quarter ended September 1, 2002.




                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Park Electrochemical Corp.
                                   --------------------------
                                         (Registrant)


                                   /s/Brian E. Shore
Date:  October 14, 2002           -----------------------------
                                         Brian E. Shore
                                         President and
                                     Chief Executive Officer


                                   /s/Murray O. Stamer
Date:  October 14, 2002            ----------------------------
                                       Murray O. Stamer
                                   Senior Vice President, Finance
                                     Principal Financial Officer





           CERTIFICATION OF CHIEF EXECUTIVE OFFICER


I, Brian E. Shore, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Park
     Electrochemical Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     October 14, 2002



/s/Brian E. Shore
Brian E. Shore
President and Chief Executive Officer





         CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER


I, Murray O. Stamer, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Park
     Electrochemical Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     October 14, 2002



/s/Murray O. Stamer
Murray O. Stamer
Senior Vice President, Finance
Principal Financial Officer



























































                         EXHIBIT INDEX



  Exhibit No.  Name                                      Page
  -----------  ----                                      ----
  10.01        2002 Stock option Plan of the
               Company. (This exhibit is a
               management contract or compensatory
               plan or arrangement)............

  99.01.       Certification of Chief Executive
               Officer pursuant to 18 U.S.C. Section
               1350, as adopted pursuant to Section
               906 of the Sarbanes-Oxley Act of
               2002...................

  99.02.       Certification of Principal Financial
               Officer pursuant to 18 U.S.C. Section
               1350, as adopted pursuant to Section
               906 of the Sarbanes-Oxley Act of
               2002...................