Form 10-Q/A
period 2002-09-01
PARK ELECTROCHEMICAL CORP
filed 2002-10-16
CIK 76267

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-Q/A
                       Amendment No. 1

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
354-4100

                       Not Applicable
          --------------------------------------------------
----
    (Former Name, Former Address and Former Fiscal Year,
                if Changed Since Last Report)

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

            APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 19,529,417 as of October 11, 2002.
Item 6.   Exhibits and Reports on Form 8-K.

   (a)  Exhibits:


       99.01. Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       99.02. Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2202.