Form 10-Q
period 2002-12-01
PARK ELECTROCHEMICAL CORP
filed 2003-01-13
CIK 76267

1
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                           FORM 10-Q


(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 1, 2002

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     Indicate  by  check  mark whether  the  registrant  is  an accelerated  filer (as defined in Rule 12b-2  of  the  Exchange
Act).    Yes X   No _

       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
         PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court.   Yes _     No _

             APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 19,684,014 as of January 10, 2003.

                  PARK ELECTROCHEMICAL CORP.
                       AND SUBSIDIARIES

                       TABLE OF CONTENTS



                                                         Page
PART I.    FINANCIAL INFORMATION:                        Number

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets
            December 1, 2002 (Unaudited) and March 3,
            2002.....................................       3

           Consolidated Statements of Operations
            13 weeks and 39 weeks ended December 1, 2002
            and Noovember 25, 2001 (Unaudited).......       4

           Condensed Consolidated Statements of Cash
            Flows for the 39 weeks ended December 1,
            2002 and November 25, 2001 (Unaudited)...       5

           Notes to Condensed Consolidated Financial
           Statements (Unaudited)....................       6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations................................       14

           Factors That May Affect Future Resuls.....       22

  Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk...............................       22

  Item 4.  Controls and Procedures...................       22


PART II.   OTHER INFORMATION:

  Item 1.  Legal Proceedings..........................      23

  Item 6.  Exhibits and Reports on Form 8-K...........      24


SIGNATURES............................................      25

CERTIFICATIONS........................................      26

EXHIBIT INDEX.........................................      30








                PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements.


                  PARK ELECTROCHEMICAL CORP.
                       AND SUBSIDIARIES

             CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands)

                                     December 1,
                                        2002           March 3,
                                     (Unaudited)        2002*
                                     -----------       --------
ASSETS
Current assets:
 Cash and cash equivalents           $98,600          $ 99,492
 Marketable securities                58,150            51,917
 Accounts receivable, net             29,114            33,628
 Inventories (Note 2)                 13,055            13,242
 Prepaid expenses and other current
  assets                              13,514            12,082
   Total current assets              212,433           210,361

Property, plant and equipment, net   142,311           149,810

Other assets                             895               473
   Total                            $355,639          $360,644

LIABILITIES AND STOCKHOLDERS'EQUITY
Current liabilities:
 Accounts payable                   $ 15,125         $  14,098
 Accrued liabilities                  24,830            27,862
 Income taxes payable                  1,107             1,401
   Total current liabilities          41,062            43,361

Deferred income taxes                 13,068            13,054

Deferred pension liability and other  13,058            11,683
   Total liabilities                  67,188            68,098

Stockholders' equity:
 Common stock                          2,037             2,037
 Additional paid-in capital          131,430           131,138
 Retained earnings                   165,093           172,953
 Treasury stock, at cost              (5,614)           (5,692)
 Accumulated other non-owner changes  (4,495)           (7,890)
   Total stockholders' equity        288,451           292,546
   Total                            $355,639          $360,644

*The balance sheet at March 3, 2002 has been derived from the audited financial statements at that date.

 See accompanying Notes to the Consolidated Financial Statements.


                  PARK ELECTROCHEMICAL CORP.
                       AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
       (Amounts in thousands, except per share amounts)

                             13 Weeks Ended            39 Weeks Ended
                              (Unaudited)               (Unaudited)
                             --------------            --------------
                          December 1, November 25,  December 1, November 25,
                             2002        2001          2002        2001
                          ----------- ------------  ----------- ------------
Net sales                  $53,587     $52,625       $167,049    $173,470

Cost of sales               48,179      51,086        149,171     167,243

Gross profit                 5,408       1,539         17,878       6,227

Selling, general and
 administrative expenses     6,608       8,380         22,603      26,300

Gain on sale of DPI (Note 9)     -           -         (3,170)

Closure of U.K.
 manufacturing operations
 (Note 5)	                 4,674                      4,674

Loss on sale of NTI
 and closure of related
 support facility (Note 4)       -           -              -      15,707

Restructuring and other
 severance costs (Note 5)      120       3,046            120       3,727

Loss from operations        (5,994)     (9,887)        (6,349)    (39,507)

Other income                   824       1,149          2,537       4,496

Loss before
 income taxes               (5,170)     (8,738)        (3,812)    (35,011)

Income tax provision
 (benefit)                     134      (2,621)           541     (10,503)

Net loss                   $(5,304)    $(6,117)       $(4,353)   $(24,508)

Loss per share (Note 6):
  Basic                    $  (.27)    $  (.31)       $  (.22)   $  (1.26)
  Diluted                  $  (.27)    $  (.31)       $  (.22)   $  (1.26)

Weighted average number
 of common and common
 equivalent shares
 outstanding:
  Basic                     19,682      19,559         19,671      19,508
  Diluted                   19,682      19,559         19,671      19,508

Dividends per share        $   .06     $   .06        $   .18     $   .18

See accompanying Notes to the Consolidated Financial Statements.



                  PARK ELECTROCHEMICAL CORP.
                       AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Amounts in thousands)

                                             39 Weeks Ended
                                               (Unaudited)
                                         December 1,   November 25,
                                            2002          2001
                                         -----------   ------------
Cash flows from operating activities:
 Net loss                                $  (4,353)     $(24,508)
 Depreciation and amortization              13,620        12,276
 Gain on sale of business                   (3,170)            -
 Non-cash restructuring charges              2,150         2,959
 Loss on sale of fixed assets                    -        10,636
 Change in operating assets and
  liabilities                                  214        23,000

Net cash provided by operating activities    8,461        24,363

Cash flows from investing activities:
 Purchases of property, plant and
  equipment, net                            (5,436)      (20,871)
 Proceeds from the sale of business          5,000             -
 Purchases of marketable securities        (46,005)      (20,647)
 Proceeds from sales and maturities
  of marketable securities                  39,558        24,773

  Net cash used in investing activities     (6,883)      (16,745)

Cash flows from financing activities:
 Redemption of long-term debt (Note 3)           -        (1,738)
 Dividends paid                             (3,507)       (3,491)
 Proceeds from exercise of stock options       370           909

  Net cash used in financing activities     (3,137)       (4,320)

Change in cash and cash equivalents before
 exchange rate changes                      (1,559)        3,298

Effect of exchange rate changes on cash
 and cash equivalents                          667          (354)

Change in cash and cash equivalents           (892)        2,944
Cash and cash equivalents, beginning
 of period                                  99,492       123,726

Cash and cash equivalents, end of period  $ 98,600      $126,670

Supplemental cash flow information:
 Cash paid during the period for:
  Income taxes                            $  1,400      $  6,847

See accompanying Notes to the Consolidated Financial Statements.


                  PARK ELECTROCHEMICAL CORP.
                       AND SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of December 1, 2002, the consolidated statements of operations for the 13 weeks and 39 weeks ended December 1, 2002 and November 25, 2001, and the condensed consolidated statements of cash flows for the 39 weeks then ended have been prepared by the Company, without audit. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at December 1, 2002 and the results of operations and cash flows for all periods presented.

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

2.   INVENTORIES

     Inventories consisted of the following:
                                   (Amounts in thousands)
                                   December 1,  March 3,
                                      2002        2002
                                   ----------   --------
     Raw materials                 $ 4,255     $ 4,996
     Work-in-process                 3,456       2,916
     Finished goods                  4,626       4,784
     Manufacturing supplies            718         546
                                   $13,055     $13,242

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

     In connection with the sale of NTI and the closure of the related support facility, the Company recorded non-recurring, pre-tax charges of $15.7 million in its fiscal year 2002 first quarter ended May 27, 2001. The components of these charges and the related liability balances and activity from the May 27, 2001 balance sheet date to the December 1, 2002 balance sheet date are set forth below.


                                    (Amounts in thousands)
                                       Charges                12/1/02
                          Closure    Incurred or             Remaining
                          Charges       Paid     Reversals  Liabilities

NTI charges:
 Loss on sale of assets   $10,580      $10,580      $  -        $  -
 and business
 Severance payments           387          387         -           -
 Medical and other costs       95           95         -           -
Support facility charges:
 Impairment of long
  lived assets              2,058        2,058         -           -
 Write down of accounts
  receivable                  350          319        31           -
 Write down of inventory      590          590         -           -
 Severance payments           688          688         -           -
 Medical and other costs      133          133         -           -
 Lease payments, taxes,
  utilities, maintenance      781          298         -         483
 Other                         45           45         -           -
                          -------      -------       ---        ----
                          $15,707      $15,193       $31        $483
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

5.   RESTRUCTURING AND SEVERANCE CHARGES

     The Company recorded non-recurring pre-tax charges of $4,674,000 and $120,000 in the fiscal year 2003 third quarter ended December 1, 2002 in connection with the closure of its Nelco U.K. manufacturing facility located in Skelmersdale, England and severance costs at a North American business unit. The components of these charges and the related liability balances and activity for the quarter ended December 1, 2002 are set forth below.


                                    (Amounts in thousands)
                                      Charges                  12/1/02
                           Closure   Incurred or              Remaining
                           Charges      Paid      Reversals  Liabilities
United Kingdom charges:
 Impairment of long
  lived assets            $  1,993    $  1,993       $   -      $    -
 Write down of inventory       157         157           -           -
 Severance payments and
  related costs              1,997         648           -       1,349

 Utilities, maintenance,
  taxes, other                 527          10                     517
                            ------      ------       -----      ------
                             4,674       2,808           -       1,866
Other severance payments
 and related costs             120         120           -           -
                            ------      ------       -----      ------
                            $4,794      $2,928       $   -      $1,866
                            ======      ======       =====      ======

     The Company recorded non-recurring, pre-tax charges of $2,921,000 in its fiscal year 2002 third quarter ended November 25, 2001 in connection with the closure of the conventional lamination line of Dielektra GmbH ("Dielektra"), its electronic materials business located in Cologne, Germany, and the reduction of the size of Dielektra's mass lamination operations to enable Dielektra to focus on its DatlamT automated continuous lamination and paneling technology and on the marketing and manufacturing of high technology, higher layer count mass lamination product. The charges included $2,020,000 for severance payments and related costs for terminated employees. In addition, the Company recorded non-recurring, pre-tax severance charges of $681,000 in its fiscal 2002 first quarter ended May 27, 2001 and $125,000 in its third quarter ended November 25, 2001 for severance payments and related costs for terminated employees at the Company's continuing operations in Asia, Europe and North America. The terminated employees were hourly and salaried, administrative, manufacturing and support employees. The components of these charges and the related liability balances and activity from the May 27, 2001 and November 25, 2001 balance sheet dates to the December 1, 2002 balance sheet date are set forth below.

                                    (Amounts in thousands)
                                       Charges                12/1/02
                           Closure   Incurred or             Remaining
                           Charges      Paid     Reversals  Liabilities

Dielektra GmbH charges:
 Impairment of long
  lived assets             $  378      $  378      $   -       $  -
 Write down of assets         523         523          -          -
 Severance payments and
  related costs             2,020       2,020          -          -
                           ------       ------     -----       ----
                            2,921       2,921                     -
Other severance payments
 and related costs            806         806          -          -
                           ------      ------      -----       ----
                           $3,727      $3,727      $   -       $  -
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

     All the terminated employees referred to in this Note were hourly and salaried, administrative, manufacturing and support employees, all such employees were terminated during the 2002 fiscal year first, second and third fiscal quarters ended May 27, 2001, August 26, 2001 and November 25, 2001, respectively, and during the 2003 fiscal year third quarter ended December 1, 2002, and substantially all the severance payments and related costs for such terminated employees were paid during such quarters, except payments and costs of $1,212,000 in Germany, which were paid in installments to terminated employees in Germany during the six months ended September 1, 2002, and except payments and costs of $1,349,000 in England, which are expected to be paid by November 30, 2003.

     As a result of the foregoing employee terminations and other less significant employee terminations in connection with business contractions and in the ordinary course of business and substantial numbers of employee resignations and retirements in the ordinary course of business, the total number of employees employed by the Company declined to approximately 1,700 as of March 3, 2002 from approximately 3,000 as of February 25, 2001, the end of the Company's 2001 fiscal year, and was approximately 1,500 as of December 1, 2002.

6.   EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share is computed by dividing the net earnings (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed by dividing net earnings by the sum of (a) the weighted average number of shares of common stock outstanding during the period and (b) the potential common stock equivalents during the period. Stock options are the only common stock equivalents and are computed using the treasury stock method.

     The table below sets forth the basic and diluted weighted average number of shares of common stock and potential common stock equivalents outstanding for the periods specified:

                                        (Amounts in thousands)
<caption>                       13 weeks ended           39 weeks ended
                            December 1, November 25, December 1, November 25,
                               2002        2001         2002        2001
                            ----------- ------------ ----------- ------------
Weighted average common shares
 outstanding for basic EPS     19,682      19,559       19,671      19,508

Weighted averages common shares
 outstanding for diluted EPS   19,682      19,559       19,671      19,508

     Common stock equivalents, not included in the computation of diluted loss per share because the effect would have been antidilutive, were 175,839 and 344,731 for the 13 weeks and 39 weeks ended December 1, 2002, respectively, and 398,782 and 436,494 for the 13 weeks and 39 weeks ended November 25, 2001, respectively,

     Common stock equivalents, not included in the computation of diluted loss per share because the options' exercise prices were greater than the average market price of the common stock, were 271,936 and 126,704 for the 13 weeks and 39 weeks ended December 1, 2002, respectively, and 51,466 and 53,896 for the 13 weeks and 39 weeks ended November 25, 2001, respectively.

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

     Financial information concerning the Company's operations by geographic area follows:

                                 (Amounts in thousands)
                            13 Weeks Ended        39 Weeks Ended
                      December 1, November 25, December 1, November 25,
                         2002        2001         2002        2001
                      ----------- ------------ ----------- ------------
     Sales:
     North America     $28,505     $27,493     $ 91,832     $ 98,650
     Europe             14,396      13,482       41,265       43,763
     Asia               10,686      11,650       33,952       31,057

       Total sales     $53,587     $52,625     $167,049     $173,470


                                 December 1,  March 3,
                                     2002       2002
                                 -----------  --------
     Long-lived assets:
     United States               $ 96,376    $104,386
     Europe                        25,352      22,954
     Asia                          21,478      22,943

       Total long-lived assets   $143,206    $150,283


8.   COMPREHENSIVE INCOME (LOSS)

     Total comprehensive loss for the 13 weeks ended December 1, 2002 and November 25, 2001 was ($5,208,000) and
     ($7,390,000), respectively. Total comprehensive loss for the 39 weeks ended December 1, 2002 and November 25, 2001 was ($958,000) and ($25,886,000), respectively.
     Comprehensive loss consisted primarily of net loss, foreign currency translation adjustments and unrealized gains and losses on investments.

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

      The Company's sales increased in the three-month period ended December 1, 2002 compared with last fiscal year's comparable period, with increases in sales by the Company's
North American and European operations, while the Company's sales in the nine-month period ended December 1, 2002 declined compared with last year's comparable period, with declines in sales by the Company's North American and European operations, with the decline in Europe attributable primarily to England and Germany. However, the Company's sales in last year's comparable nine-month period benefited from significantly higher sales in March 2001 than in any subsequent month, as the downturn in the global electronics industry and in the Company's sales occurred in the 2002 fiscal year first quarter. Although the Company's sales increased in the current fiscal year's third quarter compared with last fiscal year's third quarter, the Company's sales in the current fiscal year's third quarter were slightly lower than its sales in the current fiscal year's second quarter due principally to a decline in sales by the Company's North American operations.

       The earnings growth that the Company achieved during its 2001 and 2000 fiscal years halted in the 2002 fiscal year as a result of the severe downturn in the global electronics industry, and the global electronics industry continued to be very depressed during the 2003 fiscal year first, second and third quarters, with no clear signs of recovery.

     In response to the almost complete collapse of the U.K. high technology circuit board industry, the Company announced on October 2, 2002 that it was proposing to close its Nelco U.K. manufacturing facility in Skelmersdale, England and that it was commencing a consultation process with its Nelco U.K. employees regarding the proposed closure. The Company announced on December 23, 2002 that the closure of the U.K. facility had been completed and that the Company recorded a non-recurring, pre-tax charge of $4.7 million in its 2003 fiscal year third quarter for the cost of closing this facility. The Company also announced that it had recorded a non-recurring, pre-tax charge of $0.1 million during the quarter ended December 1, 2002 for severance costs at a North American business unit.

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

Three  and  Nine  Months Ended December 1, 2002  Compared  with
Three and Nine Months Ended November 25, 2001

       The Company's operations continued to be weak during the three-month and nine-month periods ended December 1, 2002 as the North American, European and Asian markets for sophisticated printed circuit materials continued to experience severely depressed conditions during the 2003 fiscal year first, second and third quarters.

        Nevertheless, the Company's operating results in the three-month and nine-month periods ended December 1, 2002 improved over last year's comparable periods as a result of the Company's reductions of its costs and expenses and higher percentages of sales of higher technology, higher margin products.

       In addition, the Company recorded non-recurring, pre-tax charges of $4.8 million in the 2003 fiscal year third quarter in connection with the closure of its Nelco U.K. manufacturing facility in Skelmersdale, England and severance costs at a North American business unit and recorded a non-recurring, pre-tax gain of $3.2 million in the 2003 fiscal year second quarter in connection with the sale of its Dielectric Polymers, Inc. ("DPI") subsidiary. In the 2002 fiscal year, the Company recorded non-recurring, pre-tax charges of $3.0 million in the third quarter in connection with the realignment of the operations of its German subsidiary, Dielektra GmbH, and a workforce reduction at another business unit and non-recurring, pre-tax charges of $16.4 million in the first quarter in connection with the sale of the assets and business of Nelco Technology, Inc. ("NTI"), the Company's wholly owned subsidiary that manufactured semi-finished printed circuit boards, commonly known as mass lamination, in Tempe, Arizona, the closure of a related support facility in Arizona and the layoff of employees at the Company's continuing operations.

       Results of Operations

        Net sales for the three-month period ended December 1, 2002 increased 2% to $53.6 million from $52.6 million for last year's comparable period, while net sales for the nine-month period ended December 1, 2002 declined 4.0% to $167.0 million from $173.5 million for last fiscal year's comparable period. The increase in net sales during the three-month period was the result of higher unit volumes of materials shipped by the Company's operations in North America and Europe, while the decrease in net sales during the nine-month period was the result of lower unit volumes of materials shipped during the first quarter of the 2003 fiscal year by the Company's operations in Europe and North America, partially offset by higher unit volumes of materials shipped by the Company's operations in Asia. The comparative decrease in net sales during the nine-month period ended December 1, 2002 was also influenced by the fact that the Company's net sales in the nine-
month   period   ended   November  25,  2001   benefited   from
significantly higher sales in March 2001 than in any subsequent month, as the downturn in the global electronics industry and in the Company's sales occurred in the 2002 fiscal year first quarter.

        The Company's foreign operations accounted for $25.1 million and $75.2 million, respectively, of sales, or 47% and 45% of the Company's total sales worldwide, during the three-month and nine-month periods ended December 1, 2002 compared with $25.1 million and $74.8 million, respectively, of sales, or 48% and 43%, respectively, of total sales worldwide, during last fiscal year's comparable periods. Net sales by the Company's foreign operations during the three-month and nine-month periods ended December 1, 2002 were approximately the same as such net sales during the 2002 fiscal year comparable periods, although sales by the Company's operations in Asia declined slightly during the three-month period ended December 1, 2002 but increased during the nine-month period ended December 1, 2002 compared to last fiscal year's comparable periods, while sales by the Company's operations in Europe increased during the third quarter of the 2003 fiscal year compared with last fiscal year's third quarter but declined during the nine-month period ended December 1, 2002 compared with last fiscal year's comparable period, and sales by the Company's operations in England and Germany declined during the three-month and nine-month periods ended December 1, 2002 compared with last fiscal year's comparable periods.

      The gross margins for the Company's worldwide operations were 10.1% and 10.7%, respectively, during the three-month and nine-month periods ended December 1, 2002 compared with 2.9%
and 3.6%, respectively, for last fiscal year's comparable periods. The improvements in the gross margins were attributable to the Company's ongoing cost reduction measures, including significant workforce reductions and production efficiencies resulting from enhanced manufacturing automation, and manufacturing efficiencies and improved plant utilization resulting from the higher sales volumes in the three-month period ended December 1, 2002. Gross profit was also positively impacted by higher percentages of sales of higher technology, higher margin products, as high performance materials accounted for 77% of worldwide sales for the nine-month period ended
December 1, 2002 compared with 63% for last fiscal year's comparable period. The Company also continued to implement an annual salary freeze for significant numbers of salaried employees, especially senior management employees, and paid no performance bonuses or significantly reduced bonuses and other incentives.

       Selling, general and administrative expenses declined by $1.8 million and $3.7 million, respectively, during the three-
month   period  and  nine-month  period,  respectively,   ended
December 1, 2002 compared with last fiscal year's comparable periods, and these expenses, measured as a percentage of sales, were 12% and 14%, respectively, during the three-month and nine-month periods ended December 1, 2002 compared with 16% and 15%, respectively, during last fiscal year's comparable periods. The decreases in the expenses as percentages of sales in the 2003 fiscal year periods resulted from higher sales and lower expenses in the three-month period ended December 1, 2002 compared to the comparable period in the last fiscal year and from lower expenses in the nine-month period ended December 1, 2002 compared to the comparable period in the last fiscal year. The decreases in selling, general and administrative expenses were attributable to the Company's ongoing cost reduction measures.

        The Company recorded non-recurring, pre-tax charges of $4.8 million in the 2003 fiscal year third quarter in connection with the closure of its Nelco U.K. manufacturing facility in Skelmersdale, England and severance costs at a North American business unit; and the Company recorded a non-recurring, pre-tax gain of $3.2 million in the 2003 fiscal year second quarter in connection with the sale of DPI on June 27, 2002 for $5.0 million cash.

        The Company incurred non-recurring, pre-tax charges of $3.0 million during the 2002 fiscal year third quarter in connection with the realignment of the operations of its German subsidiary, Dielektra GmbH, and a workforce reduction at another business unit. In addition, the Company incurred a non-recurring, pre-tax charge of $15.7 million during the 2002 fiscal year first quarter in connection with the sale of the assets and business of Nelco Technology, Inc. ("NTI"), the Company's wholly owned subsidiary that manufactured semi-finished printed circuit boards, commonly known as mass lamination, in Tempe, Arizona, and the closure of a related support facility in Arizona. NTI formerly supplied Delco Electronics Corporation with semi-finished printed circuit boards. The Company also incurred pre-tax severance charges of $0.7 million during the 2002 fiscal year first quarter related to the layoff of employees at the Company's continuing operations.

        For the reasons set forth above, loss from operations was $6.0 million for the three months ended December 1, 2002, including the non-recurring, pre-tax charges described above relating to the closure of the Nelco U.K. manufacturing facility and severance costs at a North American business unit, compared with a loss from operations of $9.9 million for the three months ended November 25, 2001, including the non-recurring, pre-tax charges described above relating to the realignment of the operations of the Company's German business unit and a workforce reduction at another business unit. The loss from operations for the nine months ended December 1, 2002 was $6.3 million, including the non-recurring, pre-tax charges described above relating to the closure of the Nelco U.K. manufacturing facility and severance costs at a North American business unit and the non-recurring, pre-tax gain described above relating to the sale of DPI, compared with a loss from operations of $39.5 million for last fiscal year's comparable period, including the non-recurring pre-tax charges described above relating to the realignment of the operations of the Company's German business unit, a workforce reduction at another business unit, the sale of NTI, the closure of a related support facility and severance for the lay-off of employees at the Company's continuing operations.

        Interest and other income, net, principally investment income, was $0.8 million and $2.5 million, respectively, for the three-month and nine-month periods ended December 1, 2002 compared with $1.1 million and $4.5 million, respectively, for last fiscal year's comparable periods. The decreases in investment income were attributable to decreases in prevailing interest rates. The Company's investments were primarily short-term taxable instruments.

        The Company's effective income tax rates for the three-month and nine-month periods ended December 1, 2002 were (2.6%) and (14.2%), respectively, compared to 30% for the three-month and nine-month periods ended November 25, 2001. The changes in the effective tax rates were due primarily to the Company's inability to utilize its losses in England.

        The net loss for the three-month period ended December 1, 2002, including the non-recurring, pre-tax charges described above relating to the closure of the Nelco U.K. manufacturing facility and severance costs at a North American business unit, was $5.3 million compared to a net loss of $6.1 million for the three months ended November 25, 2001, including the non-recurring, pre-tax charges described above relating to the realignment of the operations of the Company's German business unit and a workforce reduction at another business unit. The net loss for the nine-month period ended December 1, 2002, including the non-recurring, pre-tax charges described above relating to the closure of the Nelco U.K. manufacturing facility and severance costs at a North American business unit and the non-recurring, pre-tax gain described above relating to the sale of DPI, was $4.4 million compared to a net loss of $24.5 million for the nine-month period ended November 25, 2001, including the non-recurring, pre-tax charges described above relating to the realignment of the operations of the Company's German business unit, a workforce reduction of another business unit, the sale of NTI, the closure of a related support facility and severance for the lay-off of employees at the Company's continuing operations. Before the non-recurring, pre-tax charges and gain described above, the net losses for the three-month and nine-month periods ended December 1, 2002 were $0.3 million and $1.5 million, respectively, compared to net losses for the three-month and nine-month periods ended November 25, 2001, before the non-recurring, pre-tax charges described above, of $4.0 million and $10.9 million, respectively.

        Basic and diluted losses per share for the three-month period ended December 1, 2002 were $0.27, including the non-recurring, pre-tax charges described above, compared to losses per share of $0.31, including the non-recurring, pre-tax charges described above, for the three-month period ended November 25, 2001. Basic and diluted losses per share for the nine-month period ended December 1, 2002 were $0.22, including the non-recurring, pre-tax charges and gain described above, compared to losses of $1.26 for the nine-month period ended November 25, 2001, including the non-recurring, pre-tax charges described above. Basic and diluted per share losses for the three-month and nine-month periods ended December 1, 2002, before the non-recurring, pre-tax charges and gain, were $0.01 and $0.08, respectively, compared to basic and diluted per share losses, before the non-recurring, pre-tax charges for the prior fiscal year's comparable periods, of $0.20 and $0.56, respectively.

Liquidity and Capital Resources:

        At December 1, 2002, the Company's cash and temporary investments were $156.8 million compared with $151.4 million at March 3, 2002, the end of the Company's 2002 fiscal year. The Company's working capital (which includes cash and temporary investments) was $171.4 million at December 1, 2002 compared with $167.0 million at March 3, 2002. The Company's current ratio (the ratio of current assets to current liabilities) was
5.2 to 1 and 4.9 to 1 at December 1, 2002 and at March 3, 2002, respectively.

        During the nine-months ended December 1, 2002, the Company generated $8.5 million of cash from operating activities. During the same nine-month period, the Company expended $5.4 million for the purchase of property, plant and equipment compared with $20.9 million for the nine-month period ended November 25, 2001 and paid $3.5 million in dividends on its common stock in each of such nine-month periods. Net expenditures for property, plant and equipment were $22.8 million in the 2002 fiscal year and $51.8 million in the 2001 fiscal year. During the past two fiscal years, the Company completed significant expansions of its electronic materials manufacturing facilities in California and New York and its higher technology product line manufacturing facility in Arizona.

       The Company sold its DPI subsidiary on June 27, 2002 for
$5.0 million cash and recorded a non-recurring, pre-tax gain of $3.2 million in the 2003 fiscal year second quarter in connection with the sale.

        At December 1, 2002, the Company had no long-term debt. The Company believes its financial resources will be sufficient, for the foreseeable future, to provide for continued investment in working capital and property, plant and equipment and for general corporate purposes. Such resources would also be available for appropriate acquisitions and other expansion of the Company's business.

        The Company is not aware of any circumstances or events that are reasonably likely to occur that could materially affect its liquidity.

        The Company's liquidity is not dependent on the use of, and the Company is not engaged in, any off-balance sheet financing arrangements, such as securitization of receivables or obtaining access to assets through special purpose entities.

         The Company's contractual obligations and other commercial commitments to make future payments under contracts, such as lease agreements, consist only of operating lease commitments. The Company has no long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments or contingent commitments, other than a standby letter of credit in the amount of $1,042,000 to secure the Company's obligations under its workers' compensation insurance program.

Environmental Matters:

        In the nine-month periods ended December 1, 2002 and November 25, 2001, the Company charged less than $0.1 million against pretax income for environmental remedial response and voluntary cleanup costs (including legal fees). While annual expenditures have generally been constant from year to year and may increase over time, the Company expects it will be able to fund such expenditures from available cash. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At December 1, 2002 and March 3, 2002, the recorded liability in accrued liabilities for environmental matters was approximately $4.0 million. Management does not expect that environmental matters will have a material adverse effect on the liquidity, capital resources, business, consolidated results of operations or consolidated financial position of the Company.

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

     Restructuring

     During the three months ended December 1, 2002, the Company recorded significant reserves in connection with the closure of its Nelco U.K. manufacturing facility located in Skelmersdale, England, and during the fiscal year ended March 3, 2002, the Company recorded significant reserves in connection with the restructuring relating to the sale of Nelco Technology, Inc., the closure of a related support facility and the realignment of Dielektra, GmbH. These reserves include estimates pertaining to employee separation costs and the settlements of contractual obligations resulting from the Company's actions. Although the Company does not anticipate significant changes, the actual costs incurred by the Company may differ from these estimates.

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
Risk

        The Company's market risk exposure at December 1, 2002 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended March 3, 2002.

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

       On November 29, 2000, after a five day trial in Phoenix, Arizona, a jury awarded damages to NTI in the amount of $32,280,000, and on December 12, 2000 the judge in the United States District Court entered judgment for NTI on its claim of breach of the implied covenant of good faith and fair dealing with damages in the amount of $32,280,000. Both parties filed motions for post-judgment relief and a new trial, all of which the judge denied, and both parties have appealed the decision to the United States Court of Appeals for the Ninth Circuit in San Francisco. The appeal was fully briefed and the parties presented their oral arguments to a panel of three judges in the Court of Appeals for the Ninth Circuit on December 2, 2002. The judges have not rendered a decision and have not stated when they will do so.

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

  (b) No reports on Form 8-K have been filed during the fiscal quarter ended December 1, 2002.


                          SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Park Electrochemical Corp.
                                 --------------------------
                                       (Registrant)


                                 /s/Brian E. Shore
Date:  January 13, 2003          ----------------------------
                                       Brian E. Shore
                                       President and
                                   Chief Executive Officer


                                 /s/Murray O. Stamer
Date:  January 13, 2003          ----------------------------
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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
   14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     January 13, 2003



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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
   14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     January 13, 2003



/s/Murray O. Stamer
Murray O. Stamer
Senior Vice President, Finance
Principal Financial Officer




                         EXHIBIT INDEX



  Exhibit No.  Name                                      Page
  -----------  ----                                      ----

  99.01.       Certification of Chief Executive
               Officer pursuant to 18 U.S.C. Section
               1350, as adopted pursuant to Section
               906 of the Sarbanes-Oxley Act of           31
               2002...................

  99.02.       Certification of Principal Financial
               Officer pursuant to 18 U.S.C. Section
               1350, as
               adopted pursuant to Section 906 of         32
               the Sarbanes-Oxley Act of
               2002...................