Form 10-K
period 2003-03-02
PARK ELECTROCHEMICAL CORP
filed 2003-06-02
CIK 76267

DRAFT 5/28/03
                                                         10K.03-1
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-K

                FOR ANNUAL AND TRANSITION REPORTS
             PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]  ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR  15(D)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended March 2, 2003

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

    5  Dakota  Drive, Lake Success,  New York        11042
    (Address   of  Principal Executive Offices)     Zip Code

Registrant's  telephone number, including area code (516)354-4100

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

          Yes  X         No  _


[cover page 1 of 2 pages]
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.      X

      Indicate  by  check  mark  whether  the  registrant  is  an accelerated  filer  (as  defined in  Exchange  Act  Rule  12b-2).
Yes  X      No___

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

                                                    As of Close of
  Title of Class            Aggregate Market Value   Business On
  Common Stock,
  par value $.10 per share     $417,627,420*        August 30, 2002

      Indicate  the number of shares outstanding of each  of  the
registrant's   classes  of  common  stock,  as  of   the   latest
practicable date.

                                 Shares              As of Close of
     Title of Class           Outstanding             Business On
  Common Stock,
  par value $.10 per share     19,755,755             May 23, 2003
  share

DOCUMENTS INCORPORATED BY REFERENCE

Proxy  Statement for Annual Meeting of Shareholders  to  be  held
July 17, 2003 incorporated by reference into Part III of this Report.


*Included in such amount are 1,442,298 shares of common stock valued at $21.40 per share and held as of such date by Jerry
Shore, the Registrant's Chairman of the Board and a member of the Registrant's Board of Directors.

[cover page 2 of 2 pages]



                        TABLE OF CONTENTS

                                                          Page
PART I

Item 1.   Business                                           4
Item 2.   Properties                                        15
Item 3.   Legal Proceedings                                 15
Item 4.   Submission of Matters to a Vote of Security       16
          Holders
          Executive Officers of the Registrant              16

PART II

Item 5.   Market for the Registrant's Common Equity and
          Related Stockholder Matters                       18
Item 6.   Selected Financial Data                           18
Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations     20
          Factors That May Affect Future Results            33
Item 7A.  Quantitative and Qualitative Disclosures
          About Market Risk                                 35
Item 8.   Financial Statements and Supplementary Data       35
Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure            62

PART III

Item 10.  Directors and Executive Officers of the           63
          Registrant
Item 11.  Executive Compensation                            63
Item 12.  Security Ownership of Certain Beneficial
          Owners and Management and Related Stockholder     63
          Matters
Item 13.  Certain Relationships and Related                 64
          Transactions
Item 14.  Controls and Procedures                           64

PART IV

Item 15   Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K                               65

SIGNATURES                                                  66

CERTIFICATIONS                                              67

FINANCIAL STATEMENT SCHEDULES

  Schedule II - Valuation and Qualifying Accounts           71

EXHIBIT INDEX                                               72



                             PART I

Item 1.   Business.

General

       Park Electrochemical Corp. ("Park"), through its subsidiaries (unless the context otherwise requires, Park and its subsidiaries are hereinafter called the "Company"), is primarily engaged in the design, production and marketing of advanced electronic materials used to fabricate complex multilayer printed circuit boards and other electronic interconnection systems. Park specializes in advanced materials for high layer count circuit boards and high-speed digital broadband telecommunications, internet and networking applications and radio frequency wireless systems. Park's electronic materials business operates under the "Nelco" name through fully integrated business units in Asia, Europe and North America. The Company's electronic materials manufacturing facilities are located in Singapore, China, Germany, France, New York, Arizona and California.

     The Company is also engaged in the design, production and marketing of advanced composite materials through its FiberCote
Industries subsidiary in Waterbury, Connecticut.

     Park  was  founded  in  1954 by Jerry Shore,  the  Company's
Chairman of the Board and one of its largest shareholders.

      Unless otherwise indicated, all information in this Report has been adjusted to give effect to the Company's three-for-two stock split in the form of a stock dividend, which was distributed November 8, 2000 to shareholders of record at the close of business on October 20, 2000.

      In the fiscal year ended February 27, 2000, the Company's business was divided into two industry segments: (1) electronic materials and (2) engineered materials and plumbing hardware, consisting of the Company's advanced composite materials, plumbing hardware and specialty adhesive tapes and films businesses. However, during the 2001 fiscal year, the Company closed and liquidated the plumbing hardware portion of its engineered materials and plumbing hardware business segment; and in the second quarter of the 2003 fiscal year, the Company sold its specialty adhesive tapes and films business. See Notes 16, 18 and 10 of the Notes to Consolidated Financial Statements in Item 8 of this Report for information concerning the closure of the plumbing hardware business and the sale of the specialty adhesive tapes and films business. In addition, in the 2001 fiscal year the plumbing hardware, specialty adhesive tapes and films and advanced composite materials businesses, and in the 2002 and 2003 fiscal years the remaining specialty adhesive tapes and films and advanced composite materials businesses, comprised less than 10% of the Company's consolidated revenues, earnings and assets, and the Company considered itself to operate in one business segment in such fiscal years. See Note 16 of the Notes to Consolidated Financial Statements in Item 8 of this Report for information concerning the Company's business segments.

      The sales and long-lived assets of the Company's operations by geographic area for the last three fiscal years are set forth in Note 16 of the Notes to Consolidated Financial Statements in
Item 8 of this Report. The Company's foreign operations are conducted principally by the Company's subsidiaries in Singapore, China, Germany and France. The Company's foreign operations are subject to the impact of foreign currency fluctuations. See Note 1 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

      The Company makes available free of charge on its Internet website, www.parkelectro.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. None of the information on the Company's website shall be deemed to be a part of this Report.

                 Electronic Materials Operations

      The Company is a leading global designer and producer of advanced electronic materials used to fabricate complex multilayer printed circuit boards and other electronic interconnect systems, such as multilayer back-planes, wireless packages, high-speed/low-loss multilayers and high density interconnects ("HDIs"). The Company's multilayer printed circuit materials include copper-clad laminates and prepregs. The Company has long-term relationships with its major customers, which include leading independent printed circuit board fabricators, electronic manufacturing service companies, electronic contract manufacturers and major electronic original equipment manufacturers ("OEMs"). Multilayer printed circuit boards and interconnect systems are used in virtually all advanced electronic equipment to direct, sequence and control electronic signals between semiconductor devices (such as microprocessors and memory and logic devices), passive components (such as resistors and capacitors) and connection devices (such as infra-red couplings, fiber optics and surface mount connectors). Examples of end uses of the Company's digital printed circuit materials include high speed routers and servers, storage area networks, supercomputers, laptops, satellite switching equipment, cellular telephones and transceivers, wireless personal digital assistants ("PDAs") and wireless local area networks ("LANs"). The Company's radio frequency ("RF") printed circuit materials are used primarily for military avionics, antennas for cellular telephone base stations, automotive adaptive cruise control systems and avionic communications equipment. The Company has developed long-term relationships with major customers as a result of its leading edge products, extensive technical and engineering service support and responsive manufacturing capabilities.

      Park believes it founded the modern day printed circuit industry in 1957 by inventing a composite material consisting of an epoxy resin substrate reinforced with fiberglass cloth which was laminated together with sheets of thin copper foil. This epoxy-glass copper-clad laminate system is still used to construct the large majority of today's advanced printed circuit products. The Company also believes that in 1962 it invented the first multilayer printed circuit materials system used to construct multilayer printed circuit boards. The Company also pioneered vacuum lamination and many other manufacturing technologies used in the industry today. In addition, the Company's subsidiary, Dielektra GmbH in Germany, which the Company acquired in 1997, owns a patented process, called DatlamT, for continuously producing thin copper-clad laminates for printed circuit board applications. The Company believes it is one of the industry's technological leaders.

      As a result of its leading edge products, extensive technical and engineering service support and responsive manufacturing capabilities, the Company expects to continue to take advantage of several industry trends. These trends include the increasingly advanced electronic materials required for interconnect performance and manufacturability, the increasing miniaturization and portability of advanced electronic equipment, the consolidation of the printed circuit board fabrication industry and the time-to-market and time-to-volume pressures requiring closer collaboration with materials suppliers.

      The Company believes that it is one of the world's largest manufacturers of advanced multilayer printed circuit materials and the market leader in North America and Southeast Asia. It also believes that it is one of only a few significant independent manufacturers of multilayer printed circuit materials in the world. The Company was the first manufacturer in the printed circuit materials industry to establish manufacturing presences in the three major global markets of North America, Europe and Asia, with facilities established in Europe in 1969 and Asia in 1986.

     Industry Background

     The electronic materials manufactured by the Company and its competitors are used to construct and fabricate complex multilayer printed circuit boards and other advanced electronic interconnect systems. Multilayer printed circuit materials consist of prepregs and copper-clad laminates. Prepregs are chemically and electrically engineered thermosetting or thermoplastic resin systems which are impregnated into and reinforced by a specially manufactured fiberglass cloth product or other woven or non-woven reinforcing fiber. This insulating dielectric substrate is 0.030 inch to 0.002 inch in thickness or less in some cases. These resin systems are usually based upon an epoxy chemistry. One or more plies of prepreg are laminated together to form an insulating dielectric substrate to support the copper circuitry patterns of a multilayer printed circuit board. Copper-clad laminates consist of one or more plies of prepreg laminated together with specialty thin copper foil laminated on the top and bottom. Copper foil is specially formed in thin sheets which may vary from 0.0030 inch to 0.0002 inch in thickness and normally have a thickness of 0.0014 inch or 0.0007 inch. The Company supplies both copper-clad laminates and prepregs to its customers, which use these products as a system to construct multilayer printed circuit boards.

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

     In the years immediately preceding the severe correction and downturn that occurred in the global electronics industry in the Company's 2002 fiscal year first quarter, the global market for advanced electronic products grew as a result of technological change and frequent new product introductions. This growth was principally attributable to increased sales and more complex
electronic   content  of  newer  products,   such   as   cellular
telephones, pagers, personal computers and portable computing devices and the infrastructure equipment necessary to support the use of these devices, and greater use of electronics in other products, such as automobiles. Further, large, almost completely untapped markets for advanced electronic equipment emerged in such areas as India and China and other areas of the Pacific Rim. During its 2002 fiscal year, the Company established a business center in Wuxi, China, in the Shanghai-Nanjing corridor, which is an emerging region for advanced multilayer printed circuit fabrication in China.

       Semiconductor manufacturers have introduced successive generations of more powerful microprocessors and memory and logic devices. Electronic equipment manufacturers have designed these advanced semiconductors into more compact and often portable products. High performance computing devices in these smaller portable platforms require greater reliability, closer tolerances, higher component and circuit density and increased overall complexity. As a result, the interconnect industry has developed smaller, lighter, faster and more cost-effective interconnect systems, including advanced multilayer printed circuit boards.

      Advanced interconnect systems require higher technology printed circuit materials to insure the performance of the electronic system and to improve the manufacturability of the interconnect platform. In the years immediately preceding the severe correction and downturn that occurred in the global electronics industry in the Company's 2002 fiscal year first quarter, the growth of the market for more advanced printed circuit materials outpaced the market growth for standard printed circuit materials. Printed circuit board fabricators and electronic equipment manufacturers require advanced printed circuit materials that have increasingly higher temperature tolerances and more advanced and stable electrical properties in order to support high-speed computing in a miniaturized and often portable environment.

      With the very high density circuit demands of miniaturized high performance interconnect systems, the uniformity, purity, consistency, performance predictability, dimensional stability and production tolerances of printed circuit materials have become successively more critical. High density printed circuit boards and interconnect systems often involve higher layer count multilayer circuit boards where the multiple planes of circuitry and dielectric insulating substrates are very thin (dielectric insulating substrate layers may be 0.002 inch or less) and the circuit line and space geometries in the circuitry plane are very narrow (0.002 inch or less). In addition, advanced surface mount interconnect systems are typically designed with very small pad sizes and very narrow plated through holes or vias which electrically connect the multiple layers of circuitry planes. High density interconnect systems must utilize printed circuit materials whose dimensional characteristics and purity are consistently manufactured to very high tolerance levels in order for the printed circuit board fabricator to attain and sustain acceptable product yields.

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

     Products and Services

      The  Company  produces  a broad line  of  advanced  printed circuit materials used to fabricate complex multilayer printed circuit boards and other electronic interconnect systems, including backplanes, wireless packages, high speed/low loss multilayers and HDIs. The Company's diverse advanced printed circuit materials product line is designed to address a wide array of end-use applications and performance requirements.

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

     The Company's products include high-speed, low-loss, digital broadband engineered formulations, high-temperature modified epoxies, bismaleimide triazine epoxies ("BT epoxy"), non-MDA polyimides, enhanced polyimides, high performance epoxy Thermountr materials ("Thermount" is a registered trademark of E.I. duPont de Nemours & Co.), SIT (Signal Integrity) products, cyanate esters and polytetrafluoroethylene ("PTFE") formulations for RF/microwave applications.

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

      The Company's emphasis on service and close relationships with its customers is reflected in its short lead times. The Company has developed its manufacturing processes and customer service organizations to provide its customers with printed circuit materials products on a just-in-time basis. The Company believes that its ability to meet its customers customized manufacturing and quick-turn-around ("QTA") requirements is one of its unique strengths.

      The Company has located its advanced printed circuit materials manufacturing operations in strategic locations intended to serve specific regional markets. By situating its facilities in close geographical proximity to its customers, the Company is able to rapidly adjust its manufacturing processes to meet customers' new requirements and respond quickly to customers' technical needs. The Company has technical staffs based at each of its manufacturing locations, which allows the rapid dispatch of technical personnel to a customer's facility to assist the customer in quickly solving design, process, production or manufacturing problems. During the 2002 fiscal year, the Company established a business center in Wuxi, China to support the growing customer demand for advanced multilayer printed circuitry materials in China.

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

      During the Company's 2003 fiscal year, approximately 17.3% of the Company's total worldwide sales were to Sanmina Corporation, a leading electronics contract manufacturer and manufacturer of printed circuit boards, and approximately 10.0% of the Company's total worldwide sales were to Multilayer Technology, Inc., a manufacturer of multilayer printed circuit boards. During the Company's 2002 fiscal year, approximately 18.1% of the Company's total worldwide sales were to Sanmina Corporation and approximately 11.3% of the Company's total worldwide sales were to Tyco Printed Circuit Group L.P., a leading manufacturer of printed circuit boards.

      During the Company's 1998 fiscal year and for several years prior thereto, more than 10% of the Company's total worldwide sales were to Delco Electronics Corporation, a subsidiary of General Motors Corp. However, in 1998 Delco closed its printed circuit board fabrication plant, exited the printed circuit board manufacturing business, and ceased being a customer of the Company's. After that time, the Company marketed its semi-finished multilayer circuit board material manufacturing capability to leading printed circuit board fabricators, contract assemblers and electronic original equipment manufacturers in North America. The Company had not previously marketed this capability as its semi-finished multilayer capacity had been largely committed to supplying Delco Electronics. In the first quarter of the fiscal year ended March 3, 2002, the Company sold the assets and business of its subsidiary in Arizona that conducted the mass lamination business and recorded pre-tax charges of approximately $15.7 million in its 2002 fiscal year first quarter ended May 27, 2001 in connection with the sale and the closure of a related support facility to the mass lamination business also located in Arizona. See Item 3 of this Report for a discussion of legal proceedings initiated by the Company against Delco Electronics Corporation.

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

       The Company manufactures multilayer printed circuit materials at seven fully integrated facilities located in the United States, Europe and Southeast Asia. The Company opened its California facility in 1965, its first Arizona and France facilities in 1984, its Singapore facility in 1986 and its second France facility in 1992, and in 1997, the Company acquired
Dielektra  GmbH  with  a fully integrated  facility  in  Cologne,
Germany. The Company services the North America market principally through its United States manufacturing facilities, the European market principally through its manufacturing facilities in France and Germany, and the Asian market principally through its Singapore manufacturing facility. During its 2002 fiscal year, the Company established a business center in China to supply the demand for advanced multilayer printed circuitry materials in China. The Company has located its manufacturing facilities in its important markets. By maintaining technical and engineering staffs at each of its manufacturing facilities, the Company is able to deliver fully-integrated products and services on a timely basis.

      The Company expanded the manufacturing capacity of its electronic materials facilities in recent years. During the 2000 fiscal year, the Company completed expansions of its electronic materials operations in Singapore and France, acquired additional manufacturing capacity in California, and commenced significant additional expansions of its electronic materials operations in California and New York, which it completed in its 2002 fiscal year. During the 2001 fiscal year, the Company commenced a significant expansion of its higher technology product line manufacturing facility in Arizona, which the Company completed during the first quarter of its 2002 fiscal year. During the 2002 fiscal year, the Company established a business center in China, realigned its German electronic materials business to focus its efforts and capabilities on its unique DatlamT automated continuous lamination and paneling technology and established the capability to manufacture PTFE materials for RF/microwave applications at its Neltec high performance materials facility in Tempe, Arizona, augmenting the Company's PTFE manufacturing capability in Lannemezan, France.

      As a result of the persistent and pervasive depressed state of the worldwide electronics manufacturing industry following the severe downturn that occurred during the Company's 2002 fiscal year first quarter, the Company closed its Nelco U.K. manufacturing facility in Skelmersdale, England during its 2003 fiscal year third quarter and announced the closure of the mass lamination operation of its Dielektra electronic materials manufacturing business in Germany and the realignment of its North American FR-4 electronic materials operations in New York and California in its 2004 fiscal year first quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report and Notes 12, 13 and 21 of the Notes to Consolidated Financial Statements in Item 8 of this Report for a discussion of the significant pre-tax charges recorded by the Company in the 2003 fiscal year and expected to be recorded by the Company in the first half of the 2004 fiscal year.

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

      The Company believes that there are approximately ten significant multilayer printed circuit materials manufacturers in the world and many of these competitors have significant presences in the three major global markets of North America, Europe and Asia. The Company believes that the multilayer printed circuit materials industry has become more global and that the remaining smaller regional manufacturers are finding it increasingly difficult to remain competitive. The Company believes that it is currently one of the world's largest multilayer printed circuit materials manufacturers. The Company further believes it is one of only a few significant independent manufacturers of multilayer printed circuit materials in the world today.

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

     Advanced Composite Operations

     For many years, the Company was also engaged in the advanced composite materials business, specialty adhesive tapes and films business and plumbing hardware business. However, during the 2001 fiscal year, the Company closed and liquidated its plumbing hardware business, and in June 2002 the Company sold its specialty adhesive tapes and films business. See Notes 16, 18 and 10 of the Notes to Consolidated Financial Statements in Item 8 of this Report for information concerning the Company's business segments, the closure of the plumbing hardware business and the sale of the specialty adhesive tapes and films business.

     FiberCote Industries, Inc., the Company's advanced composite materials business, develops and produces engineered composite materials for the aerospace, rocket motor, electronics, radio frequency and specialty industrial markets.

     Marketing and Customers

       The Company's advanced composite materials customers, substantially all of which are located in the United States, include manufacturers in the automotive, graphic arts, aerospace, rocket motor, electronics, RF and specialty industrial industries. Such materials are marketed by sales personnel including both salaried employees and independent sales representatives who work on a commission basis.

      While no single advanced composite materials customer accounted for 10% or more of the Company's total sales during the last fiscal year, the loss of a major customer or of a group of some of the largest customers of the advanced composite materials business could have a material adverse effect upon the business.

     Manufacturing and Sources of Supply

      The Company's advanced composite materials manufacturing facility is located in Waterbury, Connecticut.

      The Company designs and manufactures its advanced composite materials to its own specifications and to the specifications of its customers. Product development efforts are devoted to conforming the Company's advanced composites to the specifications of, and obtaining approvals from, the Company's customers. The materials used in the manufacture of these engineered materials include graphite and carbon fibers and fabrics, Kevlarr ("Kevlar" is a registered trademark of E.I. du Pont de Nemours & Co.), quartz, fiberglass, polyester, chemicals, resins, films, plastics, adhesives and certain other synthetic materials. The Company purchases these materials from several suppliers. Although satisfactory substitutes for many of these materials are not readily available, the Company has experienced no difficulties in obtaining such materials.

     Competition

      The Company has many competitors in the advanced composite materials business, including some major corporations which have substantially greater financial resources than the Company. The Company competes for business on the basis of product performance and development, product qualification and approval, the ability to manufacture and deliver products in accordance with customers' needs and requirements, and price.

Backlog

      The Company records an item as backlog when it receives a purchase order specifying the number of units to be purchased, the purchase price, specifications and other customary terms and conditions. At May 4, 2003, the unfilled portion of all purchase orders received by the Company and believed by it to be firm was approximately $3,966,000, compared to $4,807,000 at May 5, 2002. The decline in backlog at May 4, 2003 compared to May 5, 2002 was due primarily to the continuing slump in the Company's business that began during the first two months of its 2002 fiscal year resulting from the severe downturn and correction in the global electronics industry and to the continuing trend of quick-turn-around requirements of the Company's customers.

      Various factors contribute to the size of the Company's backlog. Accordingly, the foregoing information may not be indicative of the Company's results of operations for any period subsequent to the fiscal year ended March 2, 2003.

Patents and Trademarks

     The Company holds several patents and trademarks or licenses thereto. In the Company's opinion, some of these patents and trademarks are important to its products. Generally, however, the Company does not believe that an inability to obtain new, or to defend existing, patents and trademarks would have a material adverse effect on the Company.

Employees

      At March 2, 2003, the Company had approximately 1,400 employees. Of these employees, 1,300 were engaged in the
Company's  electronic materials operations, 45  in  its  advanced composite  materials  operations and 55  consisted  of  executive personnel and general administrative staff. As a result of a severe correction and downturn in the global electronics industry and, consequently, in the Company's electronic materials business, the Company reduced its total number of employees during the first two months of its 2002 fiscal year from approximately 2,850 total employees to approximately 2,330 total employees at April 30, 2001, and during the remainder of the 2002 fiscal year the Company's total number of employees declined to approximately 1,700. None of the Company's employees are subject to a collective bargaining agreement. Management considers its employee relations to be good.

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

      The Company and certain of its subsidiaries have been named by the Environmental Protection Agency (the "EPA") or a comparable state agency under the Comprehensive Environmental Response, Compensation and Liability Act (the "Superfund Act") or similar state law as potentially responsible parties in connection with alleged releases of hazardous substances at eight sites. In addition, a subsidiary of the Company has received cost recovery claims under the Superfund Act from other private parties involving two other sites and has received requests from the EPA under the Superfund Act for information with respect to its involvement at three other sites. Under the Superfund Act and similar state laws, all parties who may have contributed any waste to a hazardous waste disposal site or contaminated area identified by the EPA or comparable state agency may be jointly and severally liable for the cost of cleanup. Generally, these sites are locations at which numerous persons disposed of hazardous waste. In the case of the Company's subsidiaries, generally the waste was removed from their manufacturing facilities and disposed at the waste sites by various companies which contracted with the subsidiaries to provide waste disposal services. Neither the Company nor any of its subsidiaries have been accused of or charged with any wrongdoing or illegal acts in connection with any such sites. The Company believes it maintains an effective and comprehensive environmental compliance program. Management believes the ultimate disposition of known environmental matters will not have a material adverse effect upon the Company.

      See  "Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operations - Environmental Matters" included in Item 7 of this Report and Note 15 of the Notes to Consolidated Financial Statements included in Item 8 of this Report.

Item 2.   Properties.

      Set forth below are the locations of the significant properties owned and leased by the Company, the businesses which use the properties, and the size of each such property. All of such properties, except for the Lake Success, New York property, are used principally as manufacturing, warehouse and assembly facilities.

                       Owned                              Size
       Location          or             Use             (Square
                       Leased                           Footage)
  Lake Success, NY     Leased  Administrative             7,000
                               Offices
  Newburgh, NY         Leased  Electronic Materials     171,000
  Fullerton, CA        Leased  Electronic Materials      95,000
  Anaheim, CA          Leased  Electronic Materials      26,000
  Tempe, AZ            Leased  Electronic Materials      81,000
  Tempe, AZ            Leased  Electronic Materials       6,000
  Mirebeau, France     Owned   Electronic Materials      81,000
  Lannemezan, France   Owned   Electronic Materials      29,000
  Cologne, Germany     Owned   Electronic Materials     193,000
  Singapore            Leased  Electronic Materials     53,000
  Singapore            Leased  Electronic Materials     10,000
  Kuching, Malaysia    Leased  Electronic Materials     11,000
  Wuxi, China          Leased  Electronic Materials     12,000
  Waterbury, CT        Leased  Advanced Composites     100,000

      The Company believes its facilities and equipment to be in good condition and reasonably suited and adequate for its current needs. During the 2003 fiscal year, certain of the Company's electronic manufacturing facilities were utilized at less than 50% of their capacity.

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

        On November 29, 2000, after a five day trial in Phoenix, Arizona, a jury awarded damages to NTI in the amount of $32,280,000, and on December 12, 2000 the judge in the United States District Court entered judgment for NTI on its claim of breach of the implied covenant of good faith and fair dealing with damages in the amount of $32,280,000. Both parties filed motions for post-judgment relief and a new trial, all of which the judge denied, and both parties appealed the decision to the United States Court of Appeals for the Ninth Circuit in San Francisco. The appeals were fully briefed, and on December 2, 2002 the parties presented their oral arguments to a panel of three judges in the Court of Appeals for the Ninth Circuit. On May 7, 2003, the three judge panel rendered a unanimous decision affirming the jury verdict. The time period within which Delco could have filed a petition for rehearing by the United States Court of Appeals for the Ninth Circuit has expired. As of May 27, 2003, neither the Company nor NTI has received notice that Delco has filed a petition for rehearing.

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

     In the first quarter of the fiscal year ended March 3, 2002, the Company sold the assets and business of NTI and recorded pre-tax charges of approximately $15.7 million in its 2002 fiscal year first quarter ended May 27, 2001 in connection with the sale of NTI and the closure of a related support facility also located in Arizona. See Notes 11 and 12 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None

Executive Officers of the Registrant.

         Name                     Title                Age
 Brian E. Shore       Chief Executive Officer,
                      President and a Director         51

 Stephen E. Gilhuley  Senior Vice President,
                      Secretary and General Counsel    58

 Emily J. Groehl      Senior Vice President, Sales
                      and Marketing                    56

 John Jongebloed      Senior Vice President, Global    46
                      Logistics


 Thomas T. Spooner    Senior Vice President,           66
                      Corporate and Technology
                      Development

 Murray O. Stamer     Senior Vice President,           45
                      Finance

 Gary M. Watson       Senior Vice President,
                      Engineering and Technology
                      and Senior Vice President,       55
                      Asian Business Unit

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

      Mr. Jongebloed has been employed by one of Park's "Nelco" business units for more than the past ten years. He was Vice President and General Manager of New England Laminates Co., Inc. from January 1992 to May 1999, and President and General Manager of New England Laminates Co., Inc. from May 1999 to August 2002 and since April 28, 2003. He was elected Senior Vice President of Park in July 2001.

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

     Mr. Watson was elected Senior Vice President, Engineering in June 2000. His title was changed to Senior Vice President,
Engineering and Technology in May 2001. In addition, he became Senior Vice President, Asian Business Unit in August 2002. Prior to June 2000, Mr. Watson was Senior Director, Manufacturing Process Technology of Fort James Corporation since March 1999; Vice President, Research and Development of Boise Cascade
Corporation from 1992 to March 1999; and Business Division Technology Manager of Weyerhauser Company from 1986 to 1992.

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

     Each executive officer of the Company serves at the pleasure of the Board of Directors of the Company.




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

  For the Fiscal Year            Stock Price      Dividends
  Ended March 2, 2003          High       Low     Declared
  First Quarter             $31.45    $26.76        $.06
  Second Quarter            28.15     19.10         $.06
  Third Quarter             21.70     14.00         $.06
  Fourth Quarter            22.14     15.27         $.06

  For the Fiscal Year            Stock Price      Dividends
  Ended March 3, 2002          High       Low     Declared
  First Quarter             $35.45    $20.03        $.06
  Second Quarter            26.73     21.22         $.06
  Third Quarter             26.50     19.06         $.06
  Fourth Quarter            27.97     24.30         $.06

      As of May 21, 2003, there were approximately 1,520 holders of record of Common Stock.

      The Company expects, for the immediate future, to continue to pay regular cash dividends.

Item 6.   Selected Financial Data.

      The following selected consolidated financial data of Park and its subsidiaries is qualified by reference to, and should be read in conjunction with, the consolidated financial statements, related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein. Insofar as such consolidated financial information relates to the five fiscal years ended March 2, 2003 and is as of the end of such periods, it is derived from the consolidated financial statements for such periods and as of such dates audited by Ernst & Young LLP, independent auditors. The Consolidated financial statements as of March 2, 2003 and March 3, 2002 and for the three years ended March 2, 2003, together with the independent auditors' report for the three years ended March 2, 2003, appear in Item 8 of this Report.

                                     Fiscal Year Ended
                               (In thousands, except per share amounts)
                          Mar. 2,    Mar. 3,   Feb. 25,   Feb. 27,   Feb. 28,
                           2003       2002      2001        2000       1999
STATEMENTS OF EARNINGS
INFORMATION:

Net sales                $216,776    $230,060   $522,197    $425,261   $387,634

Cost of sales             193,689     218,265    404,527     351,841    328,884

Gross profit               23,087      11,795    117,670      73,420     58,750

Selling, general and
 administrative expenses   29,131      34,360     49,897      45,508     41,279
Asset impairment charge
(Note 13)                  50,255           -          -           -          -
Restructuring and
severance
 Charges (Note 12)          4,794       3,727          -           -          -
Gain on sale of DPI
(Note 10)                  (3,170)          -          -           -          -
Loss on sale of NTI and
closure of related
support facility
 (Note 11)                      -      15,707          -           -          -
Closure of plumbing
 hardware business(Note 18)     -           -          -       4,464          -
(Loss) profit from
operations                (57,923)    (41,999)    67,773      23,448     17,471

Other income:
 Interest and other2
income, net                 3,279       5,543      8,419       6,654      7,642
 Interest expense               -       5,593      5,720       5,400          -

  Total other income        3,279       5,543      2,826         934      2,242

(Loss) earnings before
income taxes              (54,644)    (36,456)    70,599      24,382     19,713

Income tax (benefit)
provision                  (3,885)    (10,937)    21,180       6,085      4,337

Net (loss) earnings      $(50,759)   $(25,519)  $ 49,419    $ 18,297   $ 15,376

(Loss) earnings per share:

 Basic                   $  (2.58)   $  (1.31)  $   3.10    $   1.16   $    .93

 Diluted                 $  (2.58)   $  (1.31)  $   2.65    $   1.12   $    .92

Weighted average number
of common Shares outstanding:

 Basic                     19,674      19,535     15,932      15,761     16,470

 Diluted                   19,674      19,535     20,002      19,643     16,707

Cash dividends per
common share             $    .24    $    .24   $    .23    $    .21   $    .21

BALANCE SHEET
INFORMATION:

Working capital          $170,274    $167,000   $188,511    $176,113   $166,840

Total assets              301,542     360,644    430,581     365,252    351,698

Long-term debt                  -           -     97,672     100,000    100,000

Stockholders' equity      245,701     292,546    228,906     179,118    164,646

See Notes to Consolidated Financial Statements in Item 8 of this Report.




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

      The severe correction and downturn that occurred in the global electronics industry early in the fiscal year ended March 3, 2002 and that dramatically affected the Company's financial performance during that fiscal year, with steep declines in sales by the Company's North American, European and Asian operations, persisted during the fiscal year ended March 2, 2003 and caused the global electronics industry to be very depressed throughout the fiscal year, with no clear signs of recovery. Consequently, the Company's sales declined during the 2003 fiscal year, although not as steeply as in the prior fiscal year, with decreased sales of electronic materials in North America and Europe.

      While the Company's operations continued to be weak during the 2003 fiscal year as almost all markets for sophisticated printed circuit materials continued to experience severely depressed conditions, the Company's gross profit in the 2003 fiscal year was significantly more than its gross profit in the 2002 fiscal year as a result of the Company's reductions of its costs and expenses and higher percentages of sales of higher technology, higher margin products.

       In addition to its depressed financial results of operations, during the 2003 fiscal year the Company recorded pre-tax charges totaling $55.0 million related to the closure of its Nelco U.K. manufacturing facility and workforce reductions at a North American business unit and the writedowns of fixed assets at its continuing operations in North America and Germany resulting from the realignment of its North American FR-4 business operations in New York and California and the closure of the mass lamination operation in Germany. These charges were only slightly offset by the pre-tax gain of $3.2 million realized by the Company during the 2003 fiscal year second quarter in connection with the sale of its Dielectric Polymers, Inc. ("DPI") subsidiary for $5.0 million cash.

     The Company recorded a pre-tax charge of $4.7 million in its 2003 fiscal year third quarter for the cost of closing its Nelco U.K. manufacturing facility located in Skelmersdale, England, which it announced in October 2002 in response to the almost complete collapse of the U.K. high technology circuit board industry. For many years, Nelco U.K. was one of the most vital parts of the Company's global high technology circuit materials business, but the U.K. high technology circuit board industry had been devastated, and the closure of the Nelco U.K. facility was unavoidable, as there was not enough business available in the entire U.K. market to justify the Company's having an operation in the U.K. in the future. The Company is supplying its few remaining customers in the U.K. with product produced at its Nelco facility located in Mirebeau, France and will continue to provide these U.K. customers with local account management, technical service and materials and inventory support. In addition, the Company recorded a pre-tax charge of $0.1 million during the 2003 fiscal year third quarter for severance payments for workforce reductions at a North American business unit.

     In its 2004 fiscal year first quarter, the Company announced that Dielektra GmbH, the Company's advanced electronic materials business located in Cologne, Germany, was closing its mass lamination operation. Dielektra's mass lamination operation supplied higher-end mass lamination products to European circuit board manufacturers. However, the market for these products in Europe had eroded to the point where the Company no longer believed it was possible to operate a viable mass lamination business in Europe, and the Company did not believe that, at any time in the foreseeable future, the higher-end European mass lamination market would recover to the extent necessary to justify the Company's operating a mass lamination business in Europe. After the closure of Dielektra's mass lamination operation, its manufacturing operations will consist exclusively of high technology treating and Dielektra's proprietary DatlamT automated continuous laminate manufacturing, and the Dielektra business will be focused exclusively on its unique high technology manufacturing processes and product line. The Company is developing new and more advanced products to be manufactured by Dielektra on its DatlamT automated continuous manufacturing lines. The Company believes that Dielektra's Datlam products have certain unique technological capabilities which are useful to high-technology circuit board customers which produce complex high-density circuit boards.

      In the 2004 fiscal year first quarter, the Company also announced the realignment of its North American FR-4 business operations located in New York and California and the establishment of a new business unit called "Nelco/North America", which will include the Company's FR-4 manufacturing operations in New York and California and will be administered principally from Fullerton, California. As part of the realignment, the New York operation will be scaled down to a smaller focused operation and the California operation will be significantly scaled up to a larger volume operation, and there will be significant workforce reductions at the Company's New York facility and significant workforce increases at the Company's California facility. After the New York operations have been scaled back, a large portion of the New York facility will be mothballed. The Company will have the flexibility in the future to scale back up the Newburgh, New York facility if the opportunity to do so presents itself. The realignment is designed to help the Company achieve improved operating and cost efficiencies in its North American FR-4 business and to help the Company better service all of the its existing North American customers. The Company does not contemplate losing any North American customers as a result of the realignment. The Company believes it has recently gained market share with two of its major customers in North America.

      As a result of continuing declines in the Company's North American business operations and Dielektra's mass lamination operation, during the fourth quarter of the 2003 fiscal year the Company reassessed the recoverability of the fixed assets of those operations based on cash flow projections and determined that such fixed assets were impaired, and the Company recorded pre-tax impairment charges of $50.3 million in the Company's 2003 fiscal year fourth quarter to reduce the book values of such fixed assets to their estimated fair values. In the 2004 fiscal year first quarter, the Company decided to realign its North American FR-4 business operations located in Newburgh, New York and Fullerton, California and to close Dielektra's mass lamination operation, and the Company expects to record additional pre-tax charges totaling approximately $16 million in the first half of the Company's 2004 fiscal year as a result of the North American realignment and the closure of Dielektra's mass lamination operation and related workforce reductions. See Notes 13 and 21 of the Notes to Consolidated Financial Statements in Item 8 of this Report for additional information regarding the realignment and closure.

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

      In May 1998, the Company and NTI filed a complaint against Delco Electronics Corporation and the Delphi Automotive Systems unit of General Motors Corp. in the United States District Court for the District of Arizona. The complaint alleged, among other things, that Delco breached its contract to purchase semi-finished multilayer printed circuit boards from NTI and that Delphi interfered with NTI's contract with Delco, that Delco breached the covenant of good faith and fair dealing implied in the contract, that Delco engaged in negligent misrepresentation and that Delco fraudulently induced NTI to enter into the contract. The Company and NTI sought substantial compensatory and punitive damages. In November 2000, a jury awarded damages to NTI in the amount of $32.3 million, and in December 2000 the judge in the United States District Court for the District of Arizona entered judgment for NTI on its claim of breach of the implied covenant of good faith and fair dealing with damages in the amount of $32.3 million. Both parties appealed the decision to the United States Court of Appeals for the Ninth Circuit in San Francisco; and on May 7, 2003, a panel of three judges in the Court of Appeals for the Ninth Circuit rendered a unanimous decision affirming the jury verdict. The time period within which Delco could have filed a petition for rehearing by the United States Court of Appeals for the Ninth Circuit has expired. As of May 27, 2003, neither the Company nor NTI has received notice that Delco has filed a petition for rehearing.

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

      The Company believes that an evaluation of its ongoing operations would be difficult if the disclosure of its financial results were limited to generally accepted accounting principles ("GAAP") financial measures. Accordingly, in addition to disclosing its financial results determined in accordance with GAAP, the Company discloses non-GAAP operating results that exclude certain items in order to assist its shareholders and other readers in assessing the Company's operating performance. Such non-GAAP financial measures are provided to supplement the results provided in accordance with GAAP.

Fiscal Year 2003 Compared with Fiscal Year 2002:

      The Company's operations continued to be weak during the fiscal year ended March 2, 2003 as the North American, European and, to a lesser extent, Asian markets for sophisticated printed circuit materials continued to experience severely depressed conditions during the 2003 fiscal year.

      Nevertheless, the Company's gross profit in the fiscal year ended March 2, 2003 was significantly more than the gross profit in the fiscal year ended March 3, 2002 as a result of the company's reductions of its costs and expenses and higher percentages of sales of higher technology, higher margin products.

     In addition to its depressed financial results of operations, the Company recorded pre-tax, fixed asset impairment charges of $50.3 million in the 2003 fiscal year fourth quarter related to the writedowns of fixed assets at its continuing operations in North America and Germany. The Company also recorded pre-tax charges of $4.8 million in the 2003 fiscal year third quarter in connection with the closure of its Nelco U.K. manufacturing facility in Skelmersdale, England and severance costs at a North American business unit and realized a pre-tax gain of $3.2 million in the 2003 fiscal year second quarter in connection with the sale of its DPI subsidiary.

     In the 2002 fiscal year, the Company recorded pre-tax charges totaling $19.4 million related to the realignment of the operations of Dielektra GmbH, the sale of the assets and business of NTI, the Company's wholly owned subsidiary that manufactured semi-finished printed circuit boards, commonly known as mass lamination, in Tempe, Arizona, the closure of a related support facility in Arizona and severance payments for workforce reductions at the Company's continuing operations.

     The continuing low levels of sales of electronic materials wwew largely responsible for the Company's results of operations for the fiscal year ended March 2, 2003. The North American and European markets for sophisticated printed circuits continued to be severely depressed during the 2003 fiscal year, and the Company's electronic materials operations located in those regions suffered as a result, although the Company believes it gained market share with certain of its electronic materials customers.

      The Company's results of operations and margins improved in the 2003 fiscal year principally as a result of the electronic material business' reductions in costs and expenses despite the decrease in sales and the concomitant operation of the Company's facilities at levels far below their designed manufacturing capacities.

      Operating results of the Company's advanced composite materials business also improved during the 2003 fiscal year primarily as a result of higher percentages of sales of higher margin products.

     Results of Operations

       Net sales for the fiscal year ended March 2, 2003 declined 6% to $216.8 million from $230.1 million for the fiscal year ended March 3, 2002. The decrease in net sales was principally the result of lower unit volumes of materials shipped by the Company's operations in Europe and North America, partially offset by higher unit volumes of materials shipped by the Company's operations in Asia. The comparative decrease in net sales was also influenced by the fact that the Company's net sales in the fiscal year ended March 3, 2002 benefited from significantly higher sales in March 2001 than in any subsequent month, as the downturn in the global electronics industry and in the Company's sales occurred in the 2002 fiscal year first quarter.

     The Company's foreign operations accounted for $98.9 million of sales, or 46% of the Company's total sales worldwide, during the 2003 fiscal year, compared with $97.5 million of sales, or 42% of total sales worldwide, during the 2002 fiscal year and 40% of total sales worldwide during the 2001 fiscal year. Sales by the Company's foreign operations during the 2003 fiscal year increased slightly from the 2002 fiscal year due to increases in sales in Asia while sales by the Company's operations in England and Germany declined during the 2003 fiscal year compared with the prior fiscal year.

      The overall gross profit as a percentage of net sales for the Company's worldwide operations improved to 10.7% during the 2003 fiscal year compared with 5.1% during the 2002 fiscal year. The improvement in the gross margin was attributable to the significant declines in costs and expenses from the 2002 fiscal year, production efficiencies resulting from enhanced manufacturing automation, and increases in market share with certain key electronic materials customers, which were only partially offset by lower sales volumes and inefficiencies caused by operating certain facilities at levels below their designed manufacturing capacities. Gross profit was also positively impacted by higher percentages of sales of higher technology, higher margin products, as high performance materials accounted for 77% of worldwide sales for the 2003 fiscal year compared with 71% for the prior fiscal year. The Company's cost of sales decreased significantly as a result of lower production volumes and cost reduction measures implemented by the Company, including significant workforce reductions and the reduction of overtime, and the Company continued to implement an annual salary freeze for significant numbers of salaried employees, especially senior management employees, and paid no performance bonuses or significantly reduced bonuses and other incentives.

      Selling, general and administrative expenses declined by $5.2 million, or by 15%, during the 2003 fiscal year compared with the 2002 fiscal year, and these expenses, measured as a percentage of sales, were 13.4% during the 2003 fiscal year compared with 14.9% during the 2002 fiscal year. The decrease in selling, general and administrative expenses as a percentage of sales in the 2003 fiscal year was due to workforce reductions resulting from the sale of DPI and the closure of the Company's U.K. manufacturing facility in Skelmersdale, England and expense reduction measures implemented by the Company during the 2003 fiscal year.

     In the 2003 fiscal year fourth quarter, the Company recorded pre-tax, fixed asset impairment charges of $50.3 million related to the writedowns of fixed assets at continuing operations in North America and Germany, which the Company announced in its 2004 fiscal year first quarter. The after-tax impact of these fixed asset impairments was $46.0 million. In addition, the Company recorded pre-tax charges totaling $4.8 million in the
2003 fiscal year third quarter related to the closure of its Nelco U.K. manufacturing facility and severance costs at a North American business unit and a pre-tax gain of $3.2 million in the 2003 fiscal year second quarter in connection with the sale of DPI on June 27, 2002 for $5.0 million in cash. The net pre-tax charge for all these items for the 2003 fiscal year was $51.9 million, and the net after-tax charge for the fiscal year was $48.8 million.

      For the reasons set forth above, loss from operations was $57.9 million for the 2003 fiscal year, including the pre-tax charges described above related to the writedowns of fixed assets at continuing operations in North America and Germany, the closure of the Nelco U.K. manufacturing facility and severance costs at a North American business unit and the pre-tax gain described above related to the sale of DPI, compared with a loss from operations of $42.0 million for the 2002 fiscal year, including the pre-tax charges described above related to the realignment of the operations of the Company's German business unit, a workforce reduction at another business unit, the sale of NTI, the closure of a related support facility and severance for the lay-off of employees at the Company's continuing operations. The loss from operations for the 2003 fiscal year, before the pre-tax items described above, was $1.9 million, compared with a loss from operations of $11.9 million before the pre-tax charges described above for the 2002 fiscal year.

        Interest and other income, net, principally investment income, declined 41% to $3.3 million for the 2003 fiscal year from $5.5 million for the 2002 fiscal year. The decrease in investment income was attributable to lower prevailing interest rates during the 2003 fiscal year. The Company's investments were primarily short-term taxable instruments. The Company incurred no interest expense during the 2003 or 2002 fiscal years. The Company's interest expense in prior fiscal years was related to its $100 million principal amount of 5.5% Convertible Subordinated Notes due 2006. See "Liquidity and Capital Resources" elsewhere in this Item 7.

      The Company's effective income tax rate was 7.1% for the 2003 fiscal year compared to 30.0% for the 2002 fiscal year. This decrease in the effective tax rate was the result of a valuation allowance on the tax benefit from losses sustained in the 2003 fiscal year that will be carried forward to future years for tax purposes. The valuation allowance eliminated the current recognition of the tax benefit from the tax loss carryforward due to the uncertainty of the use of such benefit.

      The net loss for the 2003 fiscal year, including the after-tax charges of $48.8 described above related to the writedowns of fixed assets at continuing operations in North America and Germany, the closure of the Nelco U.K. manufacturing facility and severance costs at a North American business unit, was $50.8 million, compared to a net loss of $25.5 million for the 2002 fiscal year, including the pre-tax charges described above related to the realignment of the operations of the Company's German business unit, a workforce reduction at another business unit, the sale of NTI, the closure of a related support facility and severance for the lay-off of employees at the Company's continuing operations.

      Basic and diluted losses per share for the 2003 fiscal year were $2.58, including the pre-tax charges and gain described above, compared to losses per share of $1.31 including the pre-tax charges described above, for the 2002 fiscal year. Basic and diluted losses per share, before the pre-tax charges and gain described above, were $0.10 for the 2003 fiscal year, compared to losses of $0.61 for the 2002 fiscal year, before the pre-tax charges described above.

Fiscal Year 2002 Compared with Fiscal Year 2001:

      The Company experienced a sharp decline in its results of operations for the fiscal year ended March 3, 2002 as the North American, European and Asian markets for sophisticated printed circuit materials experienced severe downturns during such periods.

     In addition to its severely depressed results of operations, during the 2002 fiscal year first quarter, the Company incurred pre-tax charges of $15.7 million in connection with the sale of the assets and business of NTI and the closure of a related support facility in Arizona and $0.7 million in connection with workforce reductions at the Company's continuing operations.

      After Delco Electronics Corporation informed the Company in March 1998 that Delco planned to close its printed circuit board manufacturing business, the business of NTI languished and its performance was unsatisfactory due primarily to the absence of the unique, high-volume, high-quality business that had been provided by Delco Electronics and the absence of any other customer in the North American electronic materials industry with a similar demand for the large volumes of semi-finished multilayer printed circuit board materials that Delco purchased from NTI. Although NTI's business experienced a resurgence in the 2001 fiscal year as the North American market for printed circuit materials became extremely strong and demand exceeded supply for the electronic materials manufactured by the Company, the
Company's internal expectations and projections for the NTI business were for continuing volatility in the business' performance over the foreseeable future. Consequently, the Company commenced efforts to sell the business in the second half of its 2001 fiscal year; and in April 2001, the Company sold the assets and business of NTI and closed a related support facility, also located in Tempe, Arizona. In connection with the sale and closure, the Company recorded pre-tax charges of $15.7 million in its 2002 fiscal year first quarter ended May 27, 2001. As a result of this sale, the Company exited the mass lamination business in North America.

     Although the Company's electronic materials business was not dependent on this single customer, the loss of this customer had a material adverse effect on this business in the last three fiscal years.

      The Company also incurred pre-tax charges during the 2002 fiscal year third quarter totaling $2.9 million in connection with the realignment of the operations of its German subsidiary, Dielektra GmbH, the Company's electronic materials business located in Cologne, Germany. The realignment included the closure of Dielektra's conventional lamination line to enable it to better focus its efforts and capabilities on its unique DatlamT automated continuous lamination and paneling manufacturing technology and the reduction of the size of its mass lamination operations in order to focus on the marketing and manufacturing of high technology, higher layer count mass lamination product. The closure of Dielektra's remaining mass lamination operations was subsequently announced by the Company in the fiscal year 2004 first quarter. The Company incurred an additional $125,000 pre-tax charge during the fiscal year 2002 third quarter for a workforce reduction at another business unit.

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

      Operating results of the Company's specialty adhesive tape business, which the Company sold in the 2003 fiscal year second quarter, and advanced composite materials business also declined during the 2002 fiscal year. This decline was attributable to lower volumes of products sold.

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

      The overall gross profit as a percentage of net sales for the Company's worldwide operations was 5.1% during the 2002 fiscal year compared with 22.5% during the 2001 fiscal year. The deterioration in the gross profit was attributable to the significant declines in sales volumes from the 2001 fiscal year and inefficiencies caused by operating certain facilities at levels below their designed manufacturing capacity, which was only slightly offset by increases in market share with certain key electronic materials customers and the growth in sales of higher technology, higher margin products as a percentage of total sales. Although the Company's cost of sales decreased significantly as a result of lower production volumes and cost reduction measures implemented by the Company, including significant workforce reductions, the reduction of overtime and the decision to not implement annual salary increases, the declines in sales and production volumes resulted in lower volumes to absorb fixed overhead costs and, consequently, an increase in the cost of sales as a percentage of net sales in the 2002 fiscal year.

       Although selling, general and administrative expenses declined by $15.5 million, or by 31%, during the 2002 fiscal year compared with the 2001 fiscal year, these expenses, measured as a percentage of sales, were 14.9% during the 2002 fiscal year compared with 9.5% during the 2001 fiscal year. The increase in selling, general and administrative expenses as a percentage of sales in the 2002 fiscal year resulted from lower sales compared to the 2001 fiscal year and the fixed components of such expenses.

      For the reasons set forth above, for the 2002 fiscal year, profit from operations, including the pre-tax charges, described above, related to the realignment of the operations of the Company's German business unit, the sale of NTI and the closure of a related support facility and severance for workforce reductions at the Company's continuing operations, declined to a loss of $42.0 million, and profit from operations, before the pre-tax charges, declined to a loss of $22.6 million, in both cases compared to a profit of $67.8 million for the 2001 fiscal year.

      Interest and other income, net, principally investment income, declined 34% to $5.5 million for the 2002 fiscal year from $8.4 million for the 2001 fiscal year. The decrease in investment income was attributable to lower prevailing interest rates and the reduction in cash available for investment during the 2002 fiscal year. The Company's investments were primarily short-term taxable instruments. The Company incurred no interest expense during the 2002 fiscal year compared with $5.6 million during the 2001 fiscal year. The Company's interest expense was related primarily to its $100 million principal amount of 5.5% Convertible Subordinated Notes due 2006, issued in 1996, $2,328,000 principal amount of which was converted into 82,750 shares of the Company's common stock prior to February 25,2001, the end of the Company's 2001 fiscal year, $95,934,000 of which was converted into 3,410,908 shares of the Company's common stock on March 1, 2001, and $1,738,000 of which was redeemed by the Company for cash on March 2, 2001. See "Liquidity and Capital Resources" elsewhere in this Item 7.

      The Company's effective income tax rate was 30.0% for the 2002 fiscal year and the 2001 fiscal year.

     Net earnings for the 2002 fiscal year, including the pre-tax charges, described above, related to the realignment of the operations of the Company's German business unit, the sale of NTI and the closure of a related support facility and severance for workforce reductions at the Company's continuing operations, declined to a net loss of $25.5 million, and net earnings, before the pre-tax charges, declined to a net loss of $11.9 million, in both cases from net earnings of $49.4 million for the 2001 fiscal year.

      Basic and diluted earnings per share decreased from $3.10 and $2.65, respectively, for the 2001 fiscal year to a loss per share of $1.31 including the pre-tax charges and to a loss per share of $0.61 before the pre-tax charges for the 2002 fiscal year.

      The  declines in net earnings and earnings per  share  were primarily attributable to the decline in the profit from operations and the charge for the closure of the business unit in Arizona which formerly supplied Delco Electronics Corporation with semi-finished multilayer circuit boards.

Liquidity and Capital Resources:

       At March 2, 2003, the Company's cash and temporary investments were $162.9 million compared with $151.4 million at March 3, 2002, the end of the Company's 2002 fiscal year. The increase in the Company's cash and investment position at March
2, 2003 was attributable to cash provided by operations, lower non-cash working capital items, the proceeds from the sale of the Company's Dielectric Polymers, Inc. subsidiary and the refund of Federal income taxes paid for prior years. The Company's working capital (which includes cash and temporary investments) was $170.3 million at March 2, 2003 compared with $167.0 million at March 3, 2002. The increase in working capital at March 2, 2003 compared with March 3, 2002 was due principally to higher cash and cash equivalents and lower accrued liabilities, offset in part by lower accounts receivable, inventories and prepaid expenses and other current assets and higher income taxes payable. The decrease in accrued liabilities, accounts receivable, inventories and prepaid expenses and other current assets at March 2, 2003 compared with March 3, 2002 was a result principally of reduced operating activity in support of lower sales volumes. The Company's current ratio (the ratio of current assets to current liabilities) was 5.2 to 1 at March 2, 2003 compared with 4.9 to 1 at March 3, 2002.

      During the 2003 fiscal year, cash provided by the Company's operations was enhanced by a small net reduction in non-cash working capital items, resulting in $16.2 million of cash provided from operating activities. Net expenditures for property, plant and equipment were $6.4 million, $22.8 million and $51.8 million in the 2003, 2002 and 2001 fiscal years, respectively. The Company expects the capital expenditures in the 2004 fiscal year to be approximately the same amount as the expenditures in the 2003 fiscal year.

      The  Company sold its DPI subsidiary on June 27,  2002  for
$5.0 million in cash and recorded a pre-tax gain of $3.2 million in the 2003 fiscal year second quarter in connection with the sale.

     At March 2, 2003 and March 3, 2002, the Company had no long-term debt. During the Company's 2001 fiscal year, $2.3 million principal amount of Notes was converted into 82,750 shares of the Company's common stock, and immediately after the end of the 2001 fiscal year, $95.9 million principal amount of Notes was converted into 3,410,908 shares of the Company's common stock, all at a conversion price of $28.125 per share. On March 2, 2001, the Company redeemed $1.7 million principal amount of Notes for a redemption price of $1,000.15 (including accrued interest) for each $1,000 principal amount Note pursuant to a previous announcement that on March 2, 2001 it would redeem all of the outstanding Notes that were not converted on or before March 1, 2001. See Note 6 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

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

     The Company's contractual obligations and other commercial commitments to make future payments under contracts, such as lease agreements, consist only of the operating lease commitments described in Note 15 of the Notes to Consolidated Financial Statements included elsewhere in this Report. The Company has no long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments or contingent commitments, other than a standby letter of credit in the amount of $1.4 million to secure the Company's obligations under its workers' compensation insurance program.

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

     In the 2003, 2002 and 2001 fiscal years, the Company charged approximately $0.1 million, $0.2 million and $0.3 million, respectively, against pre-tax income for remedial response and voluntary cleanup costs (including legal fees). While annual expenditures have generally been constant from year to year, and may increase over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At March 2, 2003, the recorded liability in accrued liabilities for environmental matters was $4.2 million compared with $4.0 million at March 3, 2002.

      Management does not expect that environmental matters will have a material adverse effect on the liquidity, capital resources, business or consolidated financial position of the Company. See Note 15 of the Notes to Consolidated Financial Statements included in Item 8 of this Report for a discussion of the Company's commitments and contingencies, including those related to environmental matters.

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

     Restructuring

     During the fiscal year ended March 2, 2003, the Company recorded significant charges in connection with the realignment of its North American FR-4 business operations, the closures of its mass lamination operation in Germany and its manufacturing facility in England and employee severance costs at a North American business unit; and during the fiscal year ended March 3, 2002, the Company recorded significant charges in connection with the restructuring relating to the sale of Nelco Technology, Inc., the closure of a related support facility and the realignment of Dielektra, GmbH. These charges include estimates pertaining to employee separation costs and the settlements of contractual obligations resulting from the Company's actions. Although the Company does not anticipate significant changes, the actual costs incurred by the Company may differ from these estimates.

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

     Pension and Other Employee Benefit Programs

     One of the Company's subsidiaries in Europe has significant pension costs that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates and wage inflation rates. The Company is required to consider current market conditions, including changes in interest rates and wage costs, in selecting these assumptions. Changes in the related pension costs may occur in the future in addition to changes resulting from fluctuations in the Company's related headcount due to changes in the assumptions.

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

     The Company's reserves associated with these self-insured liabilities and benefit programs are reviewed by management for adequacy at the end of each quarterly reporting period.

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

..    The  Company's  customer  base  is  concentrated,  in  part, because the Company's business strategy has been to develop long-term relationships with a select group of customers. During the Company's fiscal year ended March 2, 2003, the Company's ten largest customers accounted for approximately 62% of net sales. The Company expects that sales to a relatively small number of customers will continue to account for a significant portion of its net sales for the foreseeable future. A loss of one or more of such key customers could affect the Company's profitability. See "Business-Electronic Materials Operations-Customers and End Markets" in Item 1 of this Report, "Legal Proceedings" in
     Item 3 of this Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report for discussions of the loss of a key customer early in the 1999 fiscal year.

..    The  Company's business is dependent on certain  aspects  of the electronics industry, which is a cyclical industry and which has experienced recurring downturns. The downturns, such as occurred in the first quarter of the Company's fiscal year ended March 2, 1997 and in the first quarter of the Company's fiscal year ended March 3, 2002, and which continues at the present time, can be unexpected and have
     often   reduced  demand  for,  and  prices  of,   electronic
     materials.

..    The Company's operating results are affected by a number  of factors, including various factors beyond the Company's con trol. Such factors include economic conditions in the elec tronics industry, the timing of customer orders, product prices, process yields, the mix of products sold and mainte nance-related shutdowns of facilities. Operating results also can be influenced by development and introduction of new products and the costs associated with the start-up of new facilities.

..    The  Company's  production  processes  require  the  use  of substantial amounts of gas and electricity, the cost and available supply of which are beyond the control of the Company. Changes in the cost or availability of gas or electricity could materially increase the Company's cost of operations.

..    Rapid  technological  advances in  semiconductors  and  elec tronic equipment have placed rigorous demands on the elec tronic materials manufactured by the Company and used in printed circuit board production. The Company's operating results will be affected by the Company's ability to main
     tain   and  increase  its  technological  and  manufacturing
     capability and expertise in this rapidly changing industry.

..    The  electronic materials industry is intensely  competitive and the Company competes worldwide in the market for materi als used in the production of complex multilayer printed cir cuit boards. The Company's principal competitors are substan tially larger and have greater financial resources than the
     Company,  and  the  Company's  operating  results  will   be
     affected by its ability to maintain its competitive position in the industry.

..    There  are  a limited number of qualified suppliers  of  the principal materials used by the Company in its manufacture of electronic materials products. Substitutes for these products are not readily available, and in the recent past there have been shortages in the market for certain of these materials.

..    The  Company  typically does not obtain  long-term  purchase orders  or commitments. Instead, it relies primarily on  con tinual communication with its customers to anticipate the future volume of purchase orders. A variety of conditions, both specific to the individual customer and generally affecting the customer's industry, can cause a customer to
     reduce  or  delay  orders  previously  anticipated  by   the
     Company.

..    The  Company, from time to time, is engaged in the expansion of certain of its manufacturing facilities for electronic materials. The anticipated costs of such expansions cannot be determined with precision and may vary materially from those budgeted. In addition, such expansions will increase
     the    Company's   fixed   costs.   The   Company's   future
     profitability depends upon its ability to utilize its manufacturing capacity in an effective manner.

..    The  Company's business is capital intensive  and,  in  addi tion, the introduction of new technologies could substan tially increase the Company's capital expenditures. In order to remain competitive the Company must continue to make significant investments in capital equipment and expansion of operations. This may require that the Company continue to be able to access capital on terms acceptable to the Company.

..    The  Company may acquire businesses, product lines  or  tech nologies that expand or complement those of the Company. The
     integration  and  management  of  an  acquired  company   or
     business may strain the Company's management resources and technical, financial and operating systems. In addition, implementation of acquisitions can result in large one-time charges and costs. A given acquisition, if consummated, may
     materially   affect   the  Company's   business,   financial
     condition and results of operations.

..    The  Company's  international  operations  are  subject   to
     various risks, including unexpected changes in regulatory requirements, exchange rates, tariffs and other barriers, political and economic instability, potentially adverse tax
     consequences,   any   impact  on  economic   and   financial
     conditions around the world resulting from geopolitical conflicts or acts of terrorism and the impact that severe
     acute   respiratory  syndrome  ("SARS")  may  have  on   the
     Company's business and the economies of the countries in which the Company operates.

..    A  portion  of the sales and costs of the Company's  interna tional operations are denominated in currencies other than the U.S. dollar and may be affected by fluctuations in cur rency exchange rates.

..    The  Company's  success is dependent upon  its  relationship with key management and technical personnel.

..    The  Company's future success depends in part upon its intel lectual  property which the Company seeks to protect through
     a   combination   of  contract  provisions,   trade   secret
     protections, copyrights and patents.

..    The Company's production processes require the use, storage, treatment and disposal of certain materials which are consid ered hazardous under applicable environmental laws and the Company is subject to a variety of regulatory requirements relating to the handling of such materials and the release of emissions and effluents into the environment. Other possible developments, such as the enactment or adoption of additional environmental laws, could result in substantial costs to the Company.

..    The  market price of the Company's securities can be subject to fluctuations in response to quarter to quarter variations
     in   operating   results,  changes  in  analysts'   earnings
     estimates, market conditions in the electronic materials industry, as well as general economic conditions and other factors external to the Company.

..    The  Company's results could be affected by changes  in  the
     Company's accounting policies and practices or changes in the Company's organization, compensation and benefit plans,
     or   changes   in  the  Company's  material  agreements   or
     understandings with third parties.

Item 7A.Quantitative  and  Qualitative Disclosures  About  Market
        Risk.

            The Company is exposed to market risks for changes in foreign currency exchange rates and interest rates. The Company's primary foreign currency exchange exposure relates to the translation of the financial statements of foreign subsidiaries using currencies other than the U.S. dollar as their functional currency. The Company does not believe that a 10% fluctuation in foreign exchange rates would have had a material impact on its consolidated results of operations or financial position. The exposure to market risks for changes in interest rates relates to the Company's short-term investment portfolio. This investment portfolio is managed in accordance with guidelines issued by the Company. These guidelines are designed to establish a high quality fixed income portfolio of government and highly rated corporate debt securities with a maximum weighted maturity of less than one year. The Company does not use derivative financial instruments in its investment portfolio. Based on the average maturity of the investment portfolio at the end of the 2003 fiscal year, a 10% increase in short-term interest rates would not have had a material impact on the consolidated results of operations or financial position of the Company.

Item 8. Financial Statements and Supplementary Data.

         The Company's Financial Statements begin on the next page.








REPORT OF INDEPENDENT AUDITORS





To the Board of Directors and Stockholders of Park Electrochemical Corp.
Lake Success, New York


We have audited the accompanying consolidated balance sheets of Park Electrochemical Corp. and subsidiaries as of March 2, 2003 and March 3, 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 2, 2003. Our audits also included the financial statement schedule listed in the Index at
Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park Electrochemical Corp. and subsidiaries as of March 2, 2003 and March 3, 2002 and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 2, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                        ERNST & YOUNG LLP

New York, New York
May 2, 2003, except for the second paragraph of
Note 21 as to which the date is May 13, 2003




PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

                                      March 2,        March 3,
                                        2003            2002
ASSETS
Current assets:
 Cash and cash equivalents           $111,036          $99,492
 Marketable securities (Note 2)        51,899           51,917
 Accounts receivable, less
allowance
 for doubtful accounts of $1,893       30,272           33,628
and
 $1,817, respectively
 Inventories (Note 3)                  12,688           13,242
 Prepaid expenses and other (Note 7)    4,690           12,082
   Total current assets               210,585          210,361

Property, plant and equipment, net
of accumulated depreciation and        90,503          149,810
 amortization (Notes 4 and 13)

Other assets                              454              473
   Total assets                      $301,542         $360,644

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities:
 Accounts payable                    $ 15,145         $ 14,098
 Accrued liabilities (Notes 5 and 15)  21,790           27,862
 Income taxes payable                   3,376            1,401
   Total current liabilities           40,311           43,361

Deferred income taxes (Note 7)          4,539           13,054

Deferred pension liability and
other (Note 14)                        10,991           11,683
   Total liabilities                   55,841           68,098

Commitments and contingencies
(Notes 14 and 15)

Stockholders' equity (Notes 6, 8,
and 14):
 Preferred stock, $1 par value per
  share-authorized, 500,000
  shares; issued, none                      -                -
 Common stock, $.10 par value per
  share-authorized, 60,000,000
  shares; issued, 20,369,986 shares     2,037            2,037
 Additional paid-in capital           133,172          131,138
 Retained earnings                    117,506          172,953
 Accumulated other non-owner
  changes                              (2,432)          (7,890)
                                      250,283           298,238
 Less treasury stock, at cost,
  686,069 and 877,163
  shares, respectively                 (4,582)          (5,692)
   Total stockholders' equity         245,701          292,546
   Total liabilities and
    stockholders' equity             $301,542         $360,644

See notes to consolidated financial statements.


PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
                                              Fiscal Year Ended
                                     March 2,      March 3,   February 25,
                                       2003          2002         2001

Net sales                           $216,776      $230,060     $522,197

Cost of sales                        193,689       218,265      404,527

Gross profit                          23,087        11,795      117,670

Selling, general and
administrative expenses               29,131        34,360       49,897

Asset impairment charge (Note 13)     50,255             -            -

Restructuring and severance
charges (Note 12)                      4,794         3,727            -

Gain on sale of DPI (Note 10)         (3,170)            -            -

Loss on sale of NTI and
closure of related support
facility (Note 11)                         -        15,707            -

(Loss)profit from operations         (57,923)      (41,999)      67,773

Other income:
 Interest and other income, net        3,279         5,543        8,419
 Interest expense (Note 6)                 -             -        5,593
 Total other income                    3,279         5,543        2,826

(Loss)earnings before income taxes   (54,644)      (36,456)      70,599
Income tax (benefit)
provision (Note 7)                    (3,885)      (10,937)      21,180

Net (loss)earnings                  $(50,759)     $(25,519)    $ 49,419

(Loss)earnings per share Note 9):
 Basic                                $(2.58)       $(1.31)       $3.10
 Diluted                              $(2.58)       $(1.31)       $2.65

See notes to consolidated financial statements.


PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share and per share amounts)


                                                     Additional
                                   Common Stock       Paid-in     Retained
                                 Shares     Amount     Capital    Earnings
Balance, February 27, 2000     20,369,986  $ 2,037    $ 54,115     $157,308
 Net earnings                                                        49,419
 Exchange rate changes
 Change in pension
liability adjustment
 Market revaluation
 Conversion of long-term debt                            1,810
 Stock option activity                                   1,393
 Purchase of treasury stock
 Cash dividends ($.23 per share)                                     (3,577)
 Comprehensive income          __________   ______     _______     _________

Balance, February 25, 2001     20,369,986    2,037      57,318      203,150
 Net loss                                                           (25,519)
 Exchange rate changes
 Change in pension
liability adjustment
 Market revaluation
 Conversion of long-term debt                           72,634
 Stock option activity                                   1,186
 Purchase of treasury stock
 Cash dividends ($.24 per share)                                     (4,678)
 Comprehensive loss
                               __________   ______    ________      _________

Balance, March 3, 2002         20,369,986    2,037     131,138       172,953
 Net loss                                                            (50,759)
 Exchange rate changes
 Change in pension
liability adjustment
 Market revaluation
 Stock option activity                                   2,034
 Cash dividends ($.24 per share)                                      (4,688)
 Comprehensive loss
                               __________   ______    ________      _________
Balance, March 2, 2003         20,369,986   $2,037    $133,17 2     $117,506
See notes to consolidated financial
statements.


PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share and per share amounts)

                             Accumulated
                              Other Non-
                                Owner          Treasury Stock       Comprehensive
                                Changes     Shares      Amount       Income
Balance, February 27, 2000     $(5,291)   4,672,230    $(29,051)
 Net earnings                                                          $49,419
 Exchange rate changes          (2,255)                                 (2,255)
 Change in pension
liability adjustment             1,481                                   1,481
 Market revaluation                301                                     301
 Conversion of long-term debt               (82,750)        519
 Stock option activity                     (156,666)        978
 Purchase of treasury stock                   8,545        (281)
 Cash dividends ($.23 per share)                                      _________
 Comprehensive income                                                 $ 48,946
                                 ________   __________   __________

Balance, February 25, 2001       (5,764)  4,441,359     (27,835)
 Net loss                                                             $(25,519)
 Exchange rate changes           (1,257)                                (1,257)
 Change in pension
liability adjustment               (802)                                  (802)
 Market revaluation                 (67)                                   (67)
 Conversion of long-term debt             (3,411,204)     21,381
 Stock option activity                      (162,830)      1,027
 Purchase of treasury stock                    9,838        (265)
 Cash dividends ($.24 per share)                                       ________
 Comprehensive loss                                                   $(27,645)
                                ________   __________   __________

Balance, March 3, 2002           (7,890)      877,163      (5,692)
 Net loss                                                             $(50,759)
 Exchange rate changes            5,174                                  5,174
 Change in pension
liability adjustment                103                                    103
 Market revaluation                 181                                    181
 Stock option activity                       (191,094)      1,110
 Cash dividends ($.24 per share)                                      ________
 Comprehensive loss                                                  $(45,301)
                               ________      __________  _________

Balance, March 2, 2003         $(2,432)        686,069   $  (4,582)
See notes to
consolidated financial statements


PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
                                                    Fiscal Year Ended
                                             March 2,   March 3,   February 25,
                                              2003        2002        2001
Cash flows from operating activities:
 Net (loss)earnings                        $(50,759)   $(25,519)    $ 49,419
 Adjustments to reconcile net
(loss)earnings to net cash
provided by operating activities:
  Depreciation and amortization              17,973      16,257       16,724
  Loss on sale of fixed assets                    -      10,636            -
  Charge for impairment of fixed assets      50,255       2,959        1,146
  Non-cash restructuring charges              2,150           -            -
  Gain on sale of DPI                        (3,170)          -            -
  Provision for doubtful accounts
   receivable                                   184         123          228
  Provision for deferred income taxes        (1,541)     (4,690)       2,781
  Other, net                                    (25)        (63)      (1,026)
  Changes in operating assets and
liabilities:
   Accounts receivable                        3,478      36,907       (4,324)
   Inventories                                  535      18,793       (5,410)
   Prepaid expenses and other current assets   (719)      4,511       (3,404)
   Other assets and liabilities                  17          29         (476)
   Accounts payable                             430     (13,617)       5,004
   Accrued liabilities                       (6,835)     (9,744)      10,599
   Income taxes payable                       4,216     (13,176)       6,141

  Net cash provided by operating activities  16,189      23,406       77,402

Cash flows from investing activities:
 Purchases of property, plant and equipment  (6,468)    (25,786)    (55,011)
 Proceeds from sale of business               5,000
 Proceeds from sales of property,
 plant and equipment                             25       2,986        3,250
 Purchases of marketable securities         (66,194)    (47,355)     (70,144)
 Proceeds from sales and maturities
 of marketable securities                    66,104      27,036      117,245

  Net cash used in investing activities      (1,533)    (43,119)      (4,660)

Cash flows from financing activities:
 Redemption of long term debt                     -      (1,738)           -
 Dividends paid                              (4,688)     (4,678)      (3,577)
 Proceeds from exercise of stock options        368       1,959        1,722

  Net cash used in financing activities      (4,320)     (4,457)      (1,855)

Increase (decrease) in cash and cash
equivalents before effect of
exchange rate changes                        10,336     (24,170)      70,887
Effect of exchange rate changes on
cash and cash equivalents                     1,208         (64)        (314)

Increase (decrease) in cash and cash
equivalents                                  11,544     (24,234)      70,573

Cash and cash equivalents, beginning
 of year                                     99,492     123,726       53,153

Cash and cash equivalents, end of year     $111,036    $ 99,492     $123,726

<fn>See notes to consolidated financial
statements.




PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended March 2, 2003
(in thousands, except  shares, per share data and option data)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Park   Electrochemical   Corp.   ("Park"),   through   its
subsidiaries (collectively, the "Company"), is a leading global designer and producer of advanced electronic materials used to fabricate complex multilayer printed circuit boards and other electronic interconnection systems. The Company's multilayer printed circuit board materials include copper-clad laminates and prepregs. Multilayer printed circuit boards and interconnection systems are used in virtually all advanced electronic equipment to direct, sequence and control electronic signals between semiconductor devices and passive components. The Company also designs and manufactures advanced composite materials for the electronics, aerospace and industrial markets.
a.  Principles  of  Consolidation -  The  consolidated  financial
    statements   include   the   accounts   of   Park   and   its
    subsidiaries.  All  significant  intercompany  balances   and
    transactions have been eliminated.
b.  Use  of  Estimates - The preparation of financial  statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates. See "Critical Accounting Policies and Estimates" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report.
c.  Accounting Period - The Company's fiscal year is  the  52  or
    53 week period ending the Sunday nearest to the last day of February. The 2003, 2002 and 2001 fiscal years ended on
    March   2,  2003,  March  3,  2002  and  February  25,  2001,
    respectively. Fiscal years 2003 and 2001 consisted of 52 weeks and fiscal year 2002 consisted of 53 weeks.
d.  Marketable   Securities  -  All  marketable  securities   are
    classified  as  available-for-sale and are  carried  at  fair value, with the unrealized gains and losses, net of tax, included in comprehensive income. Realized gains and losses, amortization of premiums and discounts, and interest and dividend income are included in other income. The cost of securities sold is based on the specific identification method.
e. Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market.
f. Revenue Recognition - Revenues are recognized at the time product is shipped to the customer.
g. Product Warranties - The Company accrues for defective products at the time the existence of the defect is known and the amount is reasonably determinable. The Company's products are made to specific customer order specifications, and there are no future performance requirements for the Company's products other than the products' meeting the agreed specifications. The amounts of returns and allowances resulting from defective or damaged products have been approximately 1.0% of sales for each of the Company's last three fiscal years.
h.  Shipping  Costs - The amounts paid to third-party  shippers for transporting products to customers are classified as selling expenses. The amounts included in selling, general and administrative expenses were approximately $4,810, $4,034 and $6,485 for fiscal years 2003, 2002 and 2001, respectively.
i.  Depreciation    and    Amortization   -   Depreciation    and
    amortization are computed principally by the straight-line method over the estimated useful lives of the related assets or, with respect to leasehold improvements, the terms of the leases, if shorter.
j. Income Taxes - Deferred income taxes are provided for temporary differences in the reporting of certain items, primarily depreciation, for income tax purposes as compared with financial accounting purposes.
    United  States  ("U.S.") Federal income taxes have  not  been
    provided   on   the  undistributed  earnings   (approximately
    $102,500   at  March  2,  2003)  of  the  Company's   foreign
    subsidiaries, because it is management's practice and  intent
    to   reinvest  such  earnings  in  the  operations  of   such
    subsidiaries.
k.  Foreign  Currency  Translation - Assets  and  liabilities  of foreign subsidiaries using currencies other than the U.S. dollar as their functional currency are translated into U.S. dollars at fiscal year-end exchange rates, and income and expense  items are translated at average exchange  rates  for the  period. Gains and losses resulting from translation  are
    recorded    as    currency   translation    adjustments    in
    comprehensive income.
l.  Consolidated   Statements  of  Cash  Flows  -   The   Company
    considers all money market securities and investments with maturities at the date of purchase of 90 days or less to be cash equivalents.

<caption> Supplemental cash flow information:
                                           Fiscal Year
                                     2003      2002      2001
  Cash paid during the year for:
    Interest                        $   -    $2,700     $5,593

    Income taxes (refunded) paid   (6,278)    6,847     12,281

     m. The Company implemented the disclosure provision of Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", in the fourth quarter of fiscal year 2003. This statement amended the disclosure provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation", to require prominent disclosure of the effect on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation and amended APB Opinion No. 28, "Interim Financial Reporting", to require disclosure of those effects in interim financial information.

       As of March 2, 2003, the Company had two fixed stock incentive plans which are more fully described in Note 8. All options under the stock plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations for the plans. If compensation costs of the grants had been determined based upon the fair market value at the grant dates consistent with the FASB No. 123 "Accounting for Stock-Based Compensation", the Company's net (loss) income and (loss) earnings per share would have approximated the amounts shown below.

       The weighted averaged fair value for options was estimated at the dates of grants using the Black-Scholes option-pricing model to be $12.81 for fiscal year 2003, $8.09 for fiscal year 2002 and $8.40 for fiscal year
       2001, with the following weighted average assumptions: risk free interest rate of 4.0% for fiscal year 2003, 4.0% for fiscal year 2002 and 5.0% for fiscal year 2001; expected volatility factors of 58%, 41% and 39% for fiscal years 2003, 2002 and 2001, respectively; expected dividend yield of 1.0% for fiscal year 2003, 1.0% for fiscal year 2002 and 1.5% for fiscal year 2001; and estimated option lives of 4.0 years for fiscal years 2003, 2002 and 2001.

                                   2003       2002        2001
  Net (loss)income              $(50,759)  $(25,519)    $49,419
  Deduct: Total  stock-based
  employee compensation
  determined under fair value
  based method for all awards,
  net of tax effects              (1,928)    (1,404)     (1,484)
                                ---------  ---------    --------
  Pro forma net (loss) income   $(52,687)  $(26,923)    $47,935
                                =========  =========    ========
  EPS-basic as reported         $  (2.58)  $  (1.31)    $  3.10
  EPS-basic pro forma           $  (2.68)  $  (1.38)    $  3.01

  EPS-diluted as reported       $  (2.58)  $  (1.31)    $  2.65
  EPS-diluted pro forma         $  (2.68)  $  (1.38)    $  2.58


2.   MARKETABLE SECURITIES

     The following is a summary of available-for-sale securities:
                                          Gross         Gross
                                         Unrealized  Unrealized  Estimated
                          Amortized Cost   Gains       Losses    Fair Value
 March 2, 2003:
 U.S. Treasury and
 other government
 securities                   $41,359     $ 256         $ 6       $41,609
 U.S. corporate debt
 securities                    10,153        63           -        10,216
    Total debt securities      51,512       319           6        51,825
 Equity securities                  5        69           -            74
                              $51,517      $388         $ 6       $51,899

 March 3, 2002:
 U.S. Treasury and
 other government
 securities                   $29,956      $ 76        $ 72       $29,960
 U.S. corporate debt
 securities                    21,853        80          49        21,884
    Total debt securities      51,809       156         121        51,844
 Equity securities                  5        68           -            73
                              $51,814      $224        $121       $51,917

     The gross realized gains on the sales of securities were $6, $0 and $26 for fiscal years 2003, 2002 and 2001, respectively, and the gross realized losses were $17, $60, and $0 for fiscal years 2003, 2002 and 2001, respectively.

     The  amortized cost and estimated fair value of the debt and
     marketable   equity  securities  at  March   2,   2003,   by
     contractual maturity, are shown below:

                                                 Estimated Fair
                                      Cost           Value
     Due in one year or less        $14,614          $14,757
     Due  after one year through
     five years                      36,898           37,068
                                     51,512           51,825
     Equity securities                    5               74
                                    $51,517          $51,899

3.   INVENTORIES

                                    March 2,    March 3,
                                      2003        2002
     Raw materials                 $ 4,072     $ 4,996
     Work-in-process                 3,424       2,916
     Finished goods                  4,680       4,784
     Manufacturing supplies            512         546
                                   $12,688     $13,242

4.   PROPERTY, PLANT AND EQUIPMENT

                                    March 2,    March 3,
                                      2003        2002
     Land, buildings and           $ 36,807    $ 60,689
     improvements
     Machinery, equipment,
     furniture and fixtures         146,363     203,476
                                    183,170     264,165
     Less accumulated
     depreciation and amortization   92,667     114,355
                                   $ 90,503    $149,810

     Depreciation and amortization expense relating to property, plant and equipment was $17,973, $16,257 and $16,724 for fiscal years 2003, 2002 and 2001, respectively. Pretax charges of $ $52,248, $2,959 and $1,146 were recorded in fiscal years 2003, 2002 and 2001, respectively, for the write-downs of impaired operating equipment to its estimated net realizable value (see Notes 10, 11, 12, 13, and 18 below). Interest expense capitalized to property, plant and equipment was $239 for the 2001 fiscal year.

5.   ACCRUED LIABILITIES

                                         March 2,    March 3,
                                           2003        2002
     Payroll and payroll related        $ 4,535     $ 9,000
     Taxes, other than income taxes         320         471
     Employee benefits                    1,660       5,525
     Environmental reserve                4,246       3,975
     Other                               11,029       8,891
                                        $21,790     $27,862

6.   LONG-TERM DEBT

     On February 28, 1996, the Company issued $100,000 principal amount of 5.5% Convertible Subordinated Notes due 2006 (the "Notes") with interest payable semiannually on March 1 and September 1 of each year, commencing September 1, 1996. The Notes were unsecured and subordinated to other long-term debt and were convertible at the option of the holder at any time prior to maturity, unless previously redeemed or repurchased, into shares of the Company's common stock at $28.125 per share, subject to adjustment under certain conditions. The Notes were not redeemable at the option of the Company prior to March 1, 1999; at any time on or after such date, the Notes were redeemable at the option of the Company, in whole or in part, initially at 102.75% of the principal amount of such Notes redeemed and thereafter at prices declining to 100% on March 1, 2001, together with accrued interest. On March 1, 2001, $95,934 principal amount of the Notes was converted into 3,410,908 shares of the Company's common stock, and the remaining $1,738 principal amount of the Notes was redeemed by the Company for cash. Prior to February 25, 2001, $2,328 principal amount of the Notes was converted into 82,750 shares of the Company's common stock. At February 25, 2001, the fair value of the Notes approximated $109,220.

7.   INCOME TAXES

     The income tax (benefit)provision includes the following:

                                    Fiscal Year
                              2003       2002        2001
      Current:
       Federal             $(3,806)  $ (5,901)    $ 8,367
       State and local         385         18       1,509
       Foreign               1,077       (364)      8,523
                            (2,344)    (6,247)     18,399
      Deferred:
       Federal              (1,087)    (4,345)      1,722
       State and local        (107)      (729)        259
       Foreign                (347)       384         800
                            (1,541)    (4,690)      2,781
                           $(3,885)  $(10,937)    $21,180

     The Company's effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

                                            Fiscal Year
                                        2003    2002   2001

      Statutory U.S. Federal tax rate  35.0%   35.0%  35.0%
      State and local taxes, net of
       Federal benefit                  (.3)    1.3     1.6
      Foreign tax rate differentials   (2.3)   (5.5)   (8.3)
      Impairment of deferred
      tax assets                      (24.7)      -       -
      Other, net                       (0.6)   (0.8)    1.7
                                        7.1%   30.0%  30.0%

     The Company had foreign net operating loss carryforwards of approximately $72,300 and $53,500 in fiscal years 2003 and 2002, respectively. Most of the net operating loss carryforwards were acquired in fiscal year 1998 when the Company purchased the capital stock of Dielektra GmbH ("Dielektra"), a German corporation located in Cologne, Germany. During fiscal year 2002, an audit of Dielektra's tax filings relating to tax periods prior to its acquisition by the Company was completed. The audit resulted in an increase in pre-acquisition net operating losses of approximately $25,000. Long-term deferred tax assets arising from these net operating loss carryforwards were valued at $0 at both March 2, 2003 and March 3, 2002, net of valuation reserves of approximately $31,229 and $22,217, respectively. None of the acquired net operating loss carryforwards relate to goodwill or other intangible assets.

     Approximately $1,300 of the foreign net operating loss carryforwards expire in varying amounts from fiscal year
     2004 through fiscal year 2005, and the remainder have no expiration.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At March 2, 2003 and March 3, 2002, current deferred tax assets of $0 and $7,006, respectively, which were primarily attributable to expenses not currently deductible, were included in other current assets. Significant components of the Company's long-term deferred tax liabilities and assets as of March 2, 2003 and March 3, 2002 were as follows:

                                            2003      2002
     Deferred tax liabilities:
     Depreciation                        $ 4,539    $ 9,450
     Other, net                            1,392      3,604
      Total deferred tax liabilities       5,931     13,054

     Deferred tax assets:
     Impairment of fixed assets           11,657          -
     Net operating loss carryforwards     31,229     22,217
     Other, net                            3,224          -
     Total deferred tax assets            46,110     22,217
      Valuation allowance for deferred
       tax assets                        (44,718)   (22,217)
      Net deferred tax assets              1,392          -

      Net deferred tax liabilities       $ 4,539    $13,054

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

     b. Stock Options - Under the 1992 Stock Option Plan approved by the Company's stockholders, directors and key employees may have been granted options to purchase shares of common stock of the Company exercisable at prices not less than the fair market value at the date of grant. Options became exercisable 25% one year from the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant. On July 12, 2000, the Company's stockholders approved an amendment to the Plan to increase the aggregate number of shares of Common Stock authorized for issuance under the Plan by 450,000 shares. Options to purchase a total of 2,625,000 shares of common stock were authorized for grant under such Plan. The authority to grant additional options under the Plan expired on March 24, 2002.

       Under the 2002 Stock Option Plan approved by the Company's stockholders, directors and key employees may be granted options to purchase shares of common stock of the Company exercisable at prices not less than the fair market value at the date of grant. Options become exercisable 25% one year from the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of the grant. Options to purchase a total of 900,000 shares of common stock were authorized for grant under such Plan.

       Information with respect to options follows:
                                  Range                       Weighted
                                   of                         Average
                                Exercise       Outstanding    Exercise
                                 Prices          Options       Price
Balance, February 27, 2000  $ 3.67  - $23.96    1,215,794      $13.87
Granted                     15.92   -  43.63      360,075       23.71
Exercised                   3.67    -  18.42     (156,667)      12.79
Cancelled                   4.54    -  16.54      (61,050)      16.16

Balance, February 25,2001   $ 3.67  - $43.63    1,358,152      $16.50
Granted                     22.62   -  26.77      275,725       23.62
Exercised                   3.67    -  23.96     (162,831)      13.06
Cancelled                   3.67    -  43.63     (227,339)      21.92

Balance, March 3, 2002      $ 4.67  - $43.63    1,243,707      $ 9.56
Granted                     14.12   -  29.05      231,800       28.04
Exercised                   4.67    -  16.54      (43,398)      13.06
Cancelled                   12.21   -  43.63      (66,747)      28.29

Balance, March 2, 2003      $ 4.92  - $43.63    1,365,362      $18.92

Exercisable, March 2, 2003  $ 4.92  - $43.63      796,343      $15.23


     The   following  table  summarizes  information   concerning
     currently outstanding and exercisable options.

                Options Outstanding                    Options Exercisable
--------------------------------------------------     -------------------
                               Weighted
                                Average
                  Number of    Remaining  Weighted                Weighted
                   Options    Contractual  Average    Number of    Average
    Range of      Outstand-      Life     Exercise     Options    Exercise
Exercise Prices      ing        (Years)     Price    Exercisable    Price
---------------   ---------   ----------- --------   -----------  --------
$ 4.92 - $ 9.99   156,525        .65      $ 6.62      156,525      $ 6.62
  10.00 - 19.99   694,887       5.55       15.72      543,068       15.65
  20.00 - 43.63   513,950       8.54       26.99       96,750       26.83
                ---------                             -------
                1,365,362                             796,343

     Stock options available for future grant under the 2002 stock option plan at March 2, 2003 were 885,000. Stock options available for future grant under the 1992 stock option plan at March 2, 2003 and March 3, 2002 were zero and 688,710, respectively.

     c. Stockholders' Rights Plan - On February 2, 1989, the Company adopted a stockholders' rights plan designed to protect stockholder interests in the event the Company is confronted with coercive or unfair takeover tactics. Under the terms of the plan, as amended on July 12, 1995, each share of the Company's common stock held of record on February 15, 1989 or issued thereafter received one right (subsequently adjusted to two thirds (2/3) of one right in connection with the Company's three-for-two stock split in the form of a stock dividend distributed November 8, 2000 to stockholders of record on October 20, 2000). In the event that a person has acquired, or has the right to acquire, 15% (25% in certain cases) or more of the then outstanding common stock of the Company (an "Acquiring Person") or tenders for 15% or more of the then outstanding common stock of the Company, such rights will become exercisable, unless the Board of Directors otherwise determines. Upon becoming exercisable as aforesaid, each right will entitle the holder thereof to purchase one one-hundredth of a share of Series A Preferred Stock for $75, subject to adjustment (the "Purchase Price"). In the event that any person becomes an Acquiring Person, each holder of an unexercised exercisable right, other than an Acquiring Person, shall have the right to purchase, at a price equal to the then current Purchase Price, such number of shares of the Company's common stock as shall equal the then current Purchase Price divided by 50% of the then market price per share of the Company's common stock. In addition, if after a person becomes an Acquiring Person, the Company engages in any of certain business combination transactions as specified in the plan, the Company will take all action to ensure that, and will not consummate any such business combination unless, each holder of an unexercised exercisable right, other than an Acquiring Person, shall have the right to purchase, at a price equal to the then current Purchase Price, such number of shares of common stock of the other party to the transaction for each right held by such holder as shall equal the then current Purchase Price divided by 50% of the then market price per share of such other party's common stock. The Company may redeem the rights for a nominal consideration at any time, and after any person becomes an Acquiring Person, but before any person becomes the beneficial owner of 50% or more of the outstanding common stock of the
          Company, the Company may exchange all or part of the rights for shares of the Company's common stock at a one-for-one exchange ratio. Unless redeemed, exchanged or exercised earlier, all rights expire on July 12, 2005.

     d.   Reserved  Common  Shares - At March 2, 2003,  2,250,362
          shares of common stock were reserved for issuance upon exercise of stock options.

     e.   Accumulated   Other  Non-Owner  Changes  -  Accumulated
          balances   related   to   each   component   of   other
          comprehensive income (loss) were as follows:

            <caption>                          March 2,    March 3,
                                                2003         2002
            Currency translation adjustment   $(1,938)     $(7,112)
            Pension liability adjustment         (742)        (845)
            Unrealized gains on investments       248           67

            Accumulated balance               $(2,432)     $(7,890)

9.   (LOSS)/EARNINGS PER SHARE

    The following table sets forth the calculation of basic and diluted (loss)/earnings per share for the last three fiscal years:

                                        2003       2002         2001
Net (loss)income for basic EPS      $(50,759)    $(25,519)    $49,419
Add interest on 5.5%
Convertible Subordinated Notes,
net of taxes                               -            -       3,585
Net (loss)income for diluted EPS    $(50,759)    $(25,519)    $53,004

Weighted average common shares
outstanding for basic EPS         19,674,000   19,535,000  15,932,000
Net effect of dilutive options        *            *          548,000
Assumed conversion of 5.5%
Convertible Subordinated Notes             -            -   3,522,000
Weighted average shares
outstanding for diluted EPS       19,674,000   19,535,000  20,002,000

Basic (loss)earnings per share        $(2.58)      $(1.31)      $3.10
Diluted (loss)earnings per share      $(2.58)      $(1.31)      $2.65

*For the fiscal years 2003 and 2002, the effect of employee stock options was not considered because it was antidilutive.

  Common stock equivalents, which were not included in the computation of diluted loss per share because either the effect would have been antidilutive or the options' exercise prices were greater than the average market price of the common stock, were 865,287, 637,550 and 188,769 for the fiscal years 2003, 2002, 2001, respectively.

  The weighted average number of shares outstanding and the earnings per share for each year have been adjusted to give retroactive effect to the three-for-two split of the Company's common stock declared October 10, 2000 payable November 8, 2000 to stockholders of record on October 20, 2000.


10.  SALE OF DIELECTRIC POLYMERS, INC.

  On June 27, 2002, the Company sold its Dielectric Polymers, Inc. ("DPI") subsidiary to Adhesive Applications, Inc. of Easthampton, Massachusetts. The Company recorded a gain of $3,170 in its fiscal year 2003 second quarter ended September 1, 2002 in connection with the sale.

11.  SALE OF NELCO TECHNOLOGY, INC.

  During the Company's 1998 fiscal year and for several years prior thereto, more than 10% of the Company's total worldwide sales were to Delco Electronics Corporation, a subsidiary of General Motors Corp., and the Company's wholly owned subsidiary, Nelco Technology, Inc. ("NTI") located in Tempe, Arizona, had been Delco's principal supplier of semi-finished multilayer printed circuit board materials, commonly known as mass lamination, which were used by Delco to produce finished multilayer printed circuit boards. However, in March 1998, the Company was informed by Delco that Delco planned to close its printed circuit board fabrication plant and exit the printed circuit board manufacturing business. As a result, the Company's sales to Delco declined during the three-month period ended May 31, 1998, were negligible during the remainder of the 1999 fiscal year and were nil during the 2000 through 2003 fiscal years.

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

  In connection with the sale of NTI and the closure of the related support facility, the Company recorded pre-tax charges of $15,707 in its fiscal year 2002 first quarter ended May 27, 2001. The components of these charges and the related liability balances and activity from the May 27, 2001 balance sheet date to the March 2, 2003 balance sheet date are set forth below.

                                        Charges                 3/2/03
                           Closure    Incurred or              Remaining
                           Charges        Paid     Reversals  Liabilities

NTI charges:
 Loss on sale of assets
  and business            $10,580      $10,580      $   -           $  -
 Severance payments           387          387          -              -
 Medical and other
  Costs                        95           95          -              -

Support facility charges:
 Impairment of long
  lived assets              2,058        2,058          -              -
 Write down accounts
  receivable                  350          319         31              -
 Write down inventory         590          590          -              -
 Severance payments           688          688          -              -
 Medical and other costs      133          133          -              -
 Lease payments, taxes,
  utilities, maint.           781          331          -            450
 Other                         45           45          -              -
                          -------      -------      -----          -----
                          $15,707      $15,226        $31           $450
                          =======      =======      =====          =====

  The severance payments and medical and other costs incurred in connection with the sale of NTI and the closure of the related support facility were for the termination of hourly and salaried, administrative, manufacturing and support employees, all of whom were terminated during the first and second fiscal quarters ended May 27, 2001 and August 26, 2001, respectively, and substantially all of the severance payments and related costs for such terminated employees (totaling $1,303) were paid during such quarters. The lease obligations will be paid through August 2004 pursuant to the related lease agreements.

  NTI did not have a material effect on Park's consolidated financial position, results of operations, capital resources, liquidity or continuing operations, and the sale of NTI is not expected to have a material effect on the Company's future operating results.

12. RESTRUCTURING AND SEVERANCE CHARGES

     The Company recorded pre-tax charges of $4,674 and $120 in the fiscal year 2003 third quarter ended December 1, 2002 in connection with the closure of its Nelco U.K. manufacturing facility, located in Skelmersdale, England, and severance costs at a North American business unit. The components of these charges and the related liability balances and activity for the year ended March 2, 2003 are set forth below.


                                       Charges                3/02/03
                          Closure    Incurred or             Remaining
                          Charges       Paid     Reversals  Liabilities

United Kingdom charges:
 Impairment of long
  lived assets             $1,993      $1,993      $   -       $   -
 Severance payments and
  related costs             1,997       1,703          -         294
 Utilities, maintenance,
taxes, other                  684         435          -         249
                           ------      ------       -----       ----
                            4,674       4,131          -         543
Other severance payments
and related costs             120         120          -           -
                           ------      ------       -----       ----
                           $4,794      $4,251       $   -       $543
                           ======      ======       =====       ====

     The Company recorded pre-tax charges of $2,921 in its fiscal year 2002 third quarter ended November 25, 2001 in connection with the closure of the conventional lamination line of Dielektra GmbH ("Dielektra"), its electronic materials business located in Cologne, Germany, and the reduction of the size of Dielektra's mass lamination operations to enable Dielektra to focus on its DatlamT automated continuous lamination and paneling technology and on the marketing and manufacturing of high technology, higher layer count mass lamination product. The charges included $2,020 for severance payments and related costs for terminated employees. In addition, the Company recorded pre-tax severance charges of $681 in its fiscal year 2002 first quarter ended May 27, 2001 and $125 in its third quarter ended November 25, 2001 for severance payments and related costs for terminated employees at the Company's continuing operations in Asia, Europe and North America. The terminated employees were hourly and salaried, administrative, manufacturing and support employees. The components of these charges and the related liability balances and activity from the May 27, 2001 and November 25, 2001 balance sheet dates to the March 2, 2003 balance sheet date are set forth below.


                                            Charges      3/2/03
                              Closure     Incurred or  Remaining
                              Charges        Paid     Liabilities

 Dielektra GmbH charges:
 Impairment of long
  lived assets                $  378        $  378       $    -
 Write down of assets            523           523            -
 Severance payments
 and related costs             2,020         2,020            -
                              ------        ------       ------
                               2,921         2,921            -
 Other severance payments
 and related costs               806           806            -
                              ------        ------       ------
                              $3,727        $3,727       $    -
                              ======        ======       ======

  The charge for fixed asset impairments was comprised of $378 to write off the net book value of machinery and equipment and $523 to write down related land and building that are no longer used as a result of the close-down of the conventional lamination line of Dielektra. The machinery and equipment have no residual value. The land and building that previously housed the closed operations are being held for sale and have been written down to their estimated net realizable value of $2,050.

  As stated above in this Note and in the preceding Note 11, the Company incurred charges (totaling $6,126) for severance payments and related costs for employees whose employment was terminated by the Company as follows: $2,020 for employees terminated in Germany during the 2002 fiscal year third quarter ended November 25, 2001; $681 and $125 for employees terminated at its continuing operations in Asia, Europe and North America during the 2002 fiscal year first quarter ended May 27, 2001 and third quarter ended November 25, 2001, respectively; $1,303 for employees terminated in connection with the sale of NTI and the closure of a related support facility in Arizona during the 2002 fiscal year first quarter ended May 27, 2001; and $1,997 for employees terminated in connection with the closure of the Nelco U.K. facility in Skelmersdale, England in the 2003 fiscal year third quarter ended December 1, 2002.

  All the terminated employees were hourly or salaried, administrative, manufacturing and support employees, all such employees were terminated during the 2002 fiscal year first, second and third quarters ended May 27, 2001, August 26, 2001 and November 25, 2001, respectively, and in the 2003 fiscal year third quarter ended December 1, 2002; and substantially all the severance payments and related costs for such terminated employees (totaling $6,126) were paid during such quarters, except payments and costs of $1,212 in Germany all of which were paid in installments to terminated employees in Germany during the Company's 2003 fiscal year first and second quarters ended June 2, 2002 and September 1, 2002, respectively, and except payments and costs of $1,703 in the U.K. which were paid in installments to terminated employees in the U.K. during the fourth quarter of fiscal year 2003 and the remainder of which will be paid during the first and second quarters of fiscal year 2004. All the severance payments and related costs for the employees terminated in connection with the sale of NTI and the closure of the related support facility (totaling $1,303) were included in the
  $15,707 of charges in connection with the sale of NTI and the closure of the related support facility.

  As a result of the foregoing employee terminations and other less significant employee terminations in connection with business contractions and in the ordinary course of business and substantial numbers of employee resignations and retirements in the ordinary course of business, the total number of employees employed by the Company declined to approximately 1,700 as of March 3, 2002 from approximately 3,000 as of February 25, 2001, the end of the Company's 2001 fiscal year, and was approximately 1,500 as of March 2, 2003.

13. ASSET IMPAIRMENT

   As a result of continuing declines in the Company's North American business operations and Dielektra's mass lamination operation, during the fourth quarter of the 2003 fiscal year the Company reassessed the recoverability of the fixed assets of those operations based on cash flow projections and determined that such fixed assets were impaired. The Company recorded an impairment charge of $50.3 million in the Company's 2003 fiscal year fourth quarter to reduce the book values of such fixed assets to their estimated fair values. In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), the carrying values of such assets exceeded their fair values and were not recoverable (see Note 21 below).

14. EMPLOYEE BENEFIT PLANS

 a. Profit Sharing Plan - Park and certain of its subsidiaries have a non-contributory profit sharing retirement plan covering their regular full-time employees. The plan may be modified or terminated at any time, but in no event may any portion of the contributions revert back to the Company. The Company's contribu tions under the plan amounted to $538, $403 and $4,597 for fiscal years 2003, 2002 and 2001, respectively. Contributions are discretionary and may not exceed the amount allowable as a tax deduction under the Internal Revenue Code. In addition, the Company sponsors a 401(k) savings plan, pursuant to which the contributions of employees of certain subsidiaries were partially matched by the Company in the amounts of $442, $527 and $751 in fiscal years 2003, 2002 and 2001, respectively.

 b. Pension Plans - The domestic subsidiary of the Company which conducted the plumbing hardware business had two pension plans, neither of which is active, covering its union employees. On February 27, 2000, the two plans were merged in order to simplify the administration of the plans. The Company's funding policy was to contribute annually the amounts necessary to satisfy applicable funding standards. There were no changes made to funding levels or retiree benefits as a result of the merger of the two plans. However, in connection with the closure of the plumbing hardware business, the Company terminated the combined plan and purchased annuity contracts to fund the pension liability.

   A subsidiary of the Company in Europe has a non-contributory defined benefit pension plan which covers certain employees. Under the terms of this plan, participants may not accrue additional service time after December 31, 1987. The Company's policy with respect to this plan is to contribute annually the amounts necessary to meet current payment obligations of the plan. The Company recorded deferred pension liabilities relating to this plan in the amounts of $10,991 and $8,908 at March 2, 2003 and March 3, 2002,
   respectively, in accordance with SFAS 87. The effect on the Company's consolidated financial statements in recording the liability was to record a corresponding reduction to accumulated non-owner changes of $742 and $845 at those same dates.

   Net pension costs included the following components:

                                                Fiscal Year
Changes in Benefit Obligations               2003           2002
------------------------------               ----           ----
Benefit obligation at beginning of year    $  9,150      $ 9,408
Service cost                                     94           82
Interest cost                                   571          533
Actuarial loss (gain)                          (301)         108
Currency translation (gain)loss               2,163         (439)
Benefits paid                                  (640)        (542)
Payment for annuities                             -            -
Benefit obligation at end of year          $ 11,037      $ 9,150

Changes in Plan Assets

Fair value of plan assets at
beginning of year                          $      -      $     -
Actual return on plan assets                      -            -
Employer contributions                          640          542
Benefits paid                                  (640)        (542)
Payment for annuities                             -            -
Administrative expenses paid                      -            -
Fair value of plan assets                  $      -      $     -

Under funded status                        $(11,037)     $(9,150)
Unrecognized net loss                         1,238        1,317
Net accrued pension cost                   $ (9,799)     $(7,833)


<caption

                                                 Fiscal Year
Components of Net Periodic Benefit Cost    2003     2002     2001
Service cost - benefits earned during the
period                                    $ 94      $ 82    $   96
Interest cost on projected benefit
obligation                                 571       533       839
Expected return on plan assets               -         -      (252)
Amortization of unrecognized loss           50        40         -
Recognized net actuarial loss                -         -        38
Effect of curtailment                        -         -      1,761
Net periodic pension cost                 $715      $655     $2,482

     The projected benefit obligation for the terminated domestic plan was determined using an assumed discount rate of 7.50% for fiscal year 2000 and the assumed long-term rate of return on plan assets was 8%. Projected wage increases were not applicable as benefits pursuant to the plan were based upon years of service without regard to levels of compensation.

     The projected benefit obligation for the foreign plan was determined using assumed discount rates of 5.75% and 6% for fiscal years 2003 and 2002, respectively. Projected wage increases of 2.6% and 3.5% and inflation factors of 2.0% were also assumed for fiscal years 2003 and 2002, respectively. As previously stated, the Company's funding policy with respect to this plan is to contribute annually the amounts necessary to meet current payment obligations of the plan.

15. COMMITMENTS AND CONTINGENCIES

  a.Lease  Commitments  -  The Company conducts  certain  of  its operations in leased facilities, which include several manufacturing plants, warehouses and offices, and land leases. The leases on facilities are for terms of up to 10 years, the latest of which expires in 2007. Many of the leases contain renewal options for periods ranging from one to ten years and require the Company to pay real estate taxes and other operating costs. The latest land lease expiration is 2013 and this land lease contains renewal options of up to 35 years.

     These non-cancelable operating leases have the following payment schedule.

                  Fiscal Year      Amount
                      2004      $ 2,307
                      2005        1,543
                      2006          797
                      2007          357
                      2008          263
                   Thereafter       684
                                 $5,951

     Rental expense, inclusive of real estate taxes and other costs, amounted to $2,948, $3,933 and $3,711 for fiscal years 2003, 2002 and 2001, respectively

 b. Environmental Contingencies - The Company and certain of its subsidiaries have been named by the Environmental Protection Agency (the "EPA") or a comparable state agency under the Comprehensive Environmental Response, Compensation and Liability Act (the "Superfund Act") or similar state law as potentially responsible parties in connection with alleged releases of hazardous substances at eight sites. In addition, a subsidiary of the Company has received cost recovery claims under the Superfund Act from other private parties involving two other sites and has received requests from the EPA under the Superfund Act for information with respect to its involvement at three other sites.

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

     The insurance carriers that provided general liability insurance coverage to the Company and its subsidiaries for the years during which the Company's subsidiaries' waste was disposed at these sites have agreed to pay, or reimburse the Company and its subsidiaries for, 100% of their legal defense and remediation costs associated with three of these sites and 25% of such costs associated with another one of these sites.

     The total costs incurred by the Company and its subsidiaries in connection with these sites, including legal fees incurred by the Company and its subsidiaries and their assessed share of remediation costs and excluding amounts paid or reimbursed by insurance carriers, were approximately $131, $200 and $300 in fiscal years 2003, 2002 and 2001, respectively. The recorded liabilities included in accrued liabilities for environmental matters were $4,246, $3,975 and $4,431 for fiscal years 2003, 2002 and 2001, respectively.

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

16.  BUSINESS SEGMENTS

     The Company's specialty adhesive tapes and films business, advanced composite materials business and plumbing hardware business were previously aggregated into the engineered materials and plumbing hardware segment. In June 2002, the Company sold its specialty adhesive tapes and films business (see Note 10 above); and during the 2001 fiscal year, the Company closed and liquidated its plumbing hardware business (see Note 18 below). In the 2001, 2000 and 1999 fiscal years, the specialty adhesive tapes and films, advanced composite materials and plumbing hardware businesses comprised less than 10% of the Company's consolidated revenues and assets, and the Company considered itself to operate in one business segment. The Company's electronic materials products are marketed primarily to leading independent printed circuit board fabricators, electronic manufacturing service companies, electronic contract manufacturers and major electronic original equipment manufacturers ("OEMs") located throughout North America, Europe and Asia. The Company's advanced composite materials customers, the majority of which are located in the United States, include OEMs, independent firms and distributors in the electronics, aerospace and industrial industries.

     Sales  are  attributed to geographic region based  upon  the
     region  from  which  the  materials  were  shipped  to   the
     customer. Intersegment sales and sales between geographic regions were not significant.

     Financial information regarding the Company's operations by geographic region follows:

                                        Fiscal Year
                                 2003       2002      2001
    United States              $117,889   $132,520  $312,851
    Europe                       53,520     55,507   121,329
    Asia                         45,367     42,033    88,017
      Total sales              $216,776   $230,060  $522,197

    United States               $44,425   $108,804  $104,386
    Europe                       25,373     22,954    24,657
    Asia                         21,159     22,943    26,596
      Total long-lived assets  $ 90,957   $150,283  $160,057

17. CUSTOMER AND SUPPLIER CONCENTRATIONS

  a. Customers - Sales to Sanmina Corporation were 17.3%, 18.1% and 25.1% of the Company's total worldwide sales for fiscal years 2003, 2002 and 2001, respectively. Sales to Tyco Printed Circuit Group L.P. were less than 10% for fiscal years 2003 and 2001, and 11.3% of fiscal 2002. Sales to Multilayer Technology, Inc. were 10.0% of total worldwide sales for fiscal years 2003 and less than 10% for fiscal years 2002 and 2001, respectively.

     While no other customer accounted for 10% or more of the Company's total worldwide sales in fiscal year 2003, and the Company is not dependent on any single customer, the loss of a major electronic materials customer or of a group of customers could have a material adverse effect on the Company's business and results of operations.

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

18.CLOSURE OF PLUMBING HARDWARE BUSINESS

   In the fourth quarter of the 2000 fiscal year, the Company decided to close and liquidate its plumbing hardware business. The pre-tax charges to earnings for the 2000 fiscal year related to the closure of the plumbing hardware business totaled $4,464, including $1,234 for the impairment of long-lived assets, $1,111 for other asset write-offs, and $2,119 for facility and other costs related to the closure.

   During the 2001 fiscal year, the Company closed and liquidated its plumbing hardware business. In the fourth quarter of the 2001 fiscal year, the Company realized $1,262 in gains from the sale of real estate and other plumbing hardware business assets, collected $290 more of accounts receivable than originally anticipated, and reversed $600 of liabilities accrued in fiscal year 2000 for other costs to close the business, which were no longer required. In the fourth quarter of the 2001 fiscal year, an expense of $1,149 was incurred for the purchase of annuity contracts to fund the liability of the pension plan that was terminated.

   At March 2, 2003, there was $683 of accrued environmental liabilities and $100 for workers' compensation claims relating to the closure and liquidation of the plumbing hardware  business.  At  March 3,  2002,  there  was  $669  of accrued environmental liabilities and $150 for workers' compensation claims. Although the plan for the closure and liquidation of the Company's plumbing hardware business was implemented during the Company's 2001 fiscal year, the Company cannot reasonably estimate when the environmental issues and workers' compensation claims will be resolved.

   The operating results of the plumbing hardware business included in the Consolidated Statement of Operations are as follows:

                               Fiscal Year Ended
                                   February 25,
                                       2001
    Net sales                       $1,883
    Cost of sales                    1,001

    Gross profit                       882
   Selling, general and
    administrative expenses            907

    Loss from operations             $ (25)


19.       SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                           Quarter
                              First   Second     Third   Fourth
                               (In thousands, except per share
                                          amounts)
  Fiscal 2003:
   Net sales               $ 56,561  $ 56,901  $ 53,587  $ 49,727
   Gross profit               6,261     6,209     5,408     5,209
   Net (loss) gain             (636)    1,587    (5,304)  (46,406)

   Loss per share:
    Basic                     $(.03)    $0.08     $(.27)   $(2.35)
    Diluted                   $(.03)    $0.08     $(.27)   $(2.35)

   Weighted average common
   shares outstanding:
    Basic                    19,661    19,669    19,682    19,684
    Diluted                  19,661    20,013    19,682    19,684

  Fiscal 2002:
   Net sales               $ 69,102  $ 51,743  $ 52,625  $ 56,590
   Gross profit               3,266     1,422     1,539     5,568
   Net loss                 (14,612)   (3,779)   (6,117)   (1,011)

   Loss per share:
    Basic                     $(.75)    $(.19)    $(.31)    $(.05)
    Diluted                   $(.75)    $(.19)    $(.31)    $(.05)

   Weighted average common
   shares outstanding:
    Basic                    19,420    19,545    19,559    19,612
    Diluted                  19,420    19,545    19,559    19,612

   (Loss)earnings per share are computed separately for each quarter. Therefore, the sum of such quarterly per share amounts may differ from the total for the years. The weighted average number of shares outstanding and the (loss)earnings per share for each period have been adjusted to give retroactive effect to the three-for-two split of the Company's common stock declared October 10, 2000 payable November 8, 2000 to stockholders of record on October 20, 2000.

20.RECENTLY ISSUED ACCOUNTING PROUNOUNCEMENTS

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), which amends the disclosure provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation", to require prominent disclosure of the effect on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation and amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure of those effects in interim financial information. This statement is effective for fiscal years ending after December 15, 2002. The Company implemented this statement in the fourth quarter of fiscal year 2003 and has made the appropriate disclosures. See Notes 1 and 8 of the Notes to the Consolidated Financial Statements.

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal
     Activities" ("SFAS 146"). The Statement is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 addresses significant issues relating to the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. The adoption did not have a material effect on the Company's consolidated results of operations or financial condition.

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which supercedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Although it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 is effective for all fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 for the quarter ended June 2, 2002. The adoption did not have a material effect on the Company's consolidated results of operations or financial condition.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), effective for fiscal years beginning after June 15, 2002.
     SFAS 143 requires the fair value of liabilities for asset retirement obligations to be recognized in the period in which the obligations are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company has not yet determined what effect SFAS 143 will have on the Company's consolidated results of operations or financial position.

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

21.  SUBSEQUENT EVENTS

     On March 27, 2003, the Company announced that Dielektra GmbH, the Company's advanced electronic materials business located in Cologne, Germany, was closing its mass lamination operation; and on April 23, 2003, the Company announced the realignment of its North America FR4 business operations located in Newburgh, New York and Fullerton, California and the establishment of a new business unit called "Nelco/North America". (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for
     additional information regarding the closure and realignment.) As a result of continuing declines in the Company's North American business operations and Dielektra's mass lamination operation and the Company's reassessment of the recoverability of the fixed assets of those operations, the Company recorded $50,255 of fixed asset impairment charges in the fourth quarter of fiscal year 2003 (see Note 13 above). The Company expects to incur additional charges of approximately $16,000 during the first half of the 2004 fiscal year.

     On May 13, 2003, the Company announced that the United States Court of Appeals for the Ninth Circuit in San Francisco affirmed the jury verdict in favor of Park's subsidiary, NTI, in its lawsuit filed against Delco Electronics Corporation in the United States District Court for the District of Arizona. Delco is a subsidiary of Delphi Automotive Systems Corporation. In the lawsuit, NTI claimed, among other things, that Delco breached its contract to purchase semi-finished multilayer printed circuit boards from NTI, that Delco breached the covenant of good faith and fair dealing implied in the contract, that Delco engaged in negligent misrepresentation and that Delco fraudulently induced NTI to enter into the contract. NTI sought substantial compensatory and punitive damages. As previously reported, on November 29, 2000, after a five day trial in Phoenix, Arizona, a jury awarded damages to NTI in the amount of $32,280, and on December 12, 2000 the judge in the United States District Court entered judgment for NTI on its claim of breach of the implied covenant of good faith and fair dealing with damages in that amount. Both parties filed motions for post-judgment relief and a new trial, all of which the judge denied, and both parties appealed the decision to the United States Court of Appeals for the Ninth Circuit in San Francisco. On May 7, 2003, a panel of three judges in the Court of Appeals for the Ninth Circuit rendered a unanimous decision affirming the jury verdict. The time period within which Delco could have filed a petition for rehearing by the United States Court of Appeals for the Ninth Circuit has expired. As of May 27, 2003, neither the Company nor NTI received notice that Delco has filed a petition for rehearing.

                             *******

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

               Not applicable.



                            PART III

Item 10.  Directors and Executive Officers of the Registrant.

      The information called for by this item (except for information as to the Company's executive officers, which information appears elsewhere in this Report) is incorporated by reference to the Company's definitive proxy statement for the 2003 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Item 11.  Executive Compensation.

      The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2003 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters.

   The following table provides information as of the end of the Company's most recent fiscal year with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

                       Number of                             Number of
                    Securities to      Weighted-       securities remaining
                    be issued upon      average        available for future
                     exercise of     exercise price   issuance under equity
                    outstanding     of outstanding      compensation plans
                      options,          options,       (excluding securities
                    warrants and      warrants and         reflected in
 Plan category         rights           rights             column (A))
 -------------      --------------   ---------------   ---------------------
                          (A)               (B)                 (C)
Equity
compensation
 approved by         1,365,362          $15.23              885,000
 plans security
 holders (a)

Equity
compensation
 plans not
approved                -0-               -0-                 -0-
 by security
holders
 (a)

     Total           1,365,362          $15.23              885,000
---------------

(a)The Company's only equity compensation plans are its 2002 Stock Option Plan, which was approved by the Company's shareholders in July 2002, and its 1992 Stock Option Plan, which was approved by the Company's shareholders in July 1992. Authority to grant additional options under the 1992 Plan expired on March 24, 2002, and all options granted under the 1992 Plan will expire in March 2012 or earlier.

       The   other  information  called  for  by  this  Item   is
incorporated by reference to the Company's definitive proxy statement for the 2003 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Item 13.  Certain Relationships and Related Transactions.

      The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2003 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Item 14.  Controls and Procedures.

       (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Senior Vice President, Finance and Principal Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective at recording, processing, summarizing and reporting, on a timely basis, material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

       (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.


                           PART IV

Item 15. Exhibits, Financial Statement Schedules, and      Page
         Reports on Form 8-K.

         (a) Documents filed as a part of this Report

         (1)Financial Statements:

             The following Consolidated Financial


             Statement of the Company are included in
             Part II, Item 8:

             Report of Ernst & Young LLP, independent       36
             auditors

             Balance Sheets                                 37

             Statements of Operations                       38

             Statements of Stockholders' Equity             39

             Statements of Cash Flows                       40

             Notes to Consolidated Financial Statement      41
             (1-18)

         (2)Financial Statement Schedules:

             The following additional information should be read in conjunction with the Consolidated Financial Statements of the
             Registrant described in item 15(a)(1)
             above:

             Schedule II - Valuation and Qualifying         71
             Accounts

             All other schedules have been omitted
             because they are not applicable or not
             required, or the information is included elsewhere in the financial statements or notes thereto.

         (3)Exhibits:

             The information required by this Item
             relating to Exhibits to this Report is
             included in the Exhibit Index beginning on page 72 hereof.

         (b) Reports on Form 8-K.

             No reports on Form 8-K have been filed
             during the fiscal quarter ended March 2, 2003.


                         SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 28, 2003             PARK ELECTROCHEMICAL CORP.


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


Signature             Title                        Date

                      President and Chief
/s/Brian E. Shore     Executive Officer and
Brian E. Shore        Director                     May 28, 2003
                      (principal executive
                      officer)

                      Senior Vice President,
/s/Murray O. Stamer   Finance
Murray O. Stamer      (principal financial and     May 28, 2003
                      accounting officer)

/s/Jerry Shore        Chairman of the Board and
Jerry Shore           Director                     May 28, 2003

/s/Mark S. Ain
Mark S. Ain           Director                     May 28, 2003

/s/Anthony Chiesa
Anthony Chiesa        Director                     May 28, 2003

/s/Lloyd Frank
Lloyd Frank           Director                     May 28, 2003




          CERTIFICATION OF CHIEF EXECUTIVE OFFICER


I, Brian E. Shore, certify that:

1.   I have reviewed this annual report on Form 10-K of Park
     Electrochemical Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
     13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the
     registrant's  auditors  and  the  audit  committee   of
     registrant's board of directors (or persons performing the equivalent functions):

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

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     May 28, 2003



/s/Brian E. Shore
Brian E. Shore
President and Chief Executive Officer




        CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER


I, Murray O. Stamer, certify that:

1.   I have reviewed this annual report on Form 10-K of Park
     Electrochemical Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
     13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the
     registrant's  auditors  and  the  audit  committee   of
     registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     (b) 0any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     May 28, 2003



/s/Murray O. Stamer
Murray O. Stamer
Senior Vice President, Finance
Principal Financial Officer



Schedule II
PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

     Column A            Column B            Column C
		                                 Additions
-------------------------------------------------------------
                        Balance at
                        Beginning      Costs and
    Description         of Period      Expenses        Other
    -----------         ---------      ---------       -----
DEFERRED INCOME TAX
ASSET VALUATION
ALLOWANCE:
52 weeks ended
March 2, 2003          $22,217,000    $22,501,000             -

53 weeks ended
March 3 2002           $11,400,000    $   775,000   $10,042,000

52 weeks ended
February 25, 2001      $19,500,000              -             -

     Column A          Column D             Column E
------------------------------------------------------------
                                           Balance at
                                             End of
    Description        Reductions            Period
    -----------        ----------          ----------
DEFERRED INCOME TAX
ASSET VALUATION
ALLOWANCE:

52 weeks ended
March 2, 2003                  -          $44,718,000

53 weeks ended
March 3 2002                   -          $22,217,000

52 weeks ended
February 25, 2001     $8,100,000          $11,400,000


     Column A          Column B             Column C
-------------------------------------------------------
                      Balance at           Charged to
                      Beginning             Cost and
    Description       of Period             Expenses
    -----------       ---------             --------
ALLOWANCE FOR
DOUBTFUL ACCOUNTS:
52 weeks ended
March 2, 2003         $1,817,000            $ 366,000

53 weeks ended
March 3 2002          $2,074,000            $ 123,000

52 weeks ended
February 25, 2001     $2,388,000            $ 228,000

(A) Uncollectable accounts, net of recoveries.



     Column A               Column D             Column E
----------------------------------------------------------
                              Other
                                                Balance at
                      Accounts   Translation      End of
    Description     Written Off   Adjustment      Period
    -----------     -----------  -----------    ----------
                        (A)
ALLOWANCE FOR
DOUBTFUL ACCOUNTS:
52 weeks ended
March 2, 2003         $(286,000)   $ (4,000)     $1,893,000

53 weeks ended
March 3 2002          $(366,000)   $ (14,000)    $1,817,000

52 weeks ended
February 25, 2001     $(477,000)   $ (65,000)    $2,074,000

(A) Uncollectable accounts, net of recoveries.






                        EXHIBIT INDEX

Exhibit
Numbers Description                                        Page

3.01    Restated Certificate of Incorporation, dated
        March 28, 1989, filed with the Secretary of State
        of the State of New York on April 10, 1989, as
        amended by Certificate of Amendment of the
        Certificate of Incorporation, increasing the
        number of authorized shares of Common stock from 15,000,000 to 30,000,000 shares, dated July 12,
        1995, filed with the Secretary of State of the
        State of New York on July 17, 1995, and by
        Certificate of Amendment of the Certificate of Incorporation, amending certain provisions relating to the rights, preferences and
        limitations of the shares of a series of
        Preferred Stock, date August 7, 1995, filed with
        the Secretary of State of the State of New York
        on August 16, 1995 (Reference is made to Exhibit     -
        3.01 of the Company's Annual Report on Form 10-K
        for the fiscal year ended March 3, 2002,
        Commission File No. 1-4415, which is incorporated
        herein by reference.)......................

3.02    Certificate of Amendment of the Certificate of
        Incorporation, increasing the number of
        authorized shares of Common Stock from 30,000,000
        to 60,000,000 shares, dated October 10, 2000,
        filed with the Secretary of State of the State of
        New York on October 11,
        2000......................

3.03    By-Laws, as amended May 21, 2002 (Reference is
        made to Exhibit 3.03 of the Company's Annual
        Report on Form 10-K for the fiscal year ended
        March 3, 2002, Commission File No. 1-4415, which     -
        is incorporated herein by reference.)....

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

10.01   Lease dated December 12, 1989 between Nelco
        Products, Inc. and James Emmi regarding real
        property located at 1100 East Kimberly Avenue, Anaheim, California and letter dated December 29,
        1994 from Nelco Products, Inc. to James Emmi exer cising its option to extend such Lease (Reference is made to Exhibit 10.01 of the Company's Annual Report on Form 10-K for the fiscal year ended
        March 3, 2002, Commission File No. 1-4415, which     -
        is incorporated herein by
        reference.)......................................

10.02   Lease dated December 12, 1989 between Nelco
        Products, Inc. and James Emmi regarding real
        property located at 1107 East Kimberly Avenue, Anaheim, California and letter dated December 29,
        1994 from Nelco Products, Inc. to James Emmi exer cising its option to extend such Lease (Reference is made to Exhibit 10.02 of the Company's Annual Report on Form 10-K for the fiscal year ended
        March 3, 2002, Commission File No. 1-4415, which     -
        is incorporated herein by
        reference.)......................................


10.03   Lease Agreement dated August 16, 1983 and Exhibit
        C, First Addendum to Lease, between Nelco
        Products, Inc. and TCLW/Fullerton regarding real property located at 1411 E. Orangethorpe Avenue, Fullerton, California (Reference is made to
        Exhibit 10.03 of the Company's Annual Report on
        Form 10-K for the fiscal year ended March 3,
        2002, Commission File No. 1-4415, which is           -
        incorporated herein by reference.)...............


10.03(a)Second Addendum to Lease dated January 26, 1987 to Lease Agreement dated August 16, 1983 (see
        Exhibit 10.03 hereto) between Nelco Products,
        Inc. and TCLW/Fullerton regarding real property located at 1421 E. Orangethorpe Avenue,

        Fullerton, California (Reference is made to
        Exhibit 10.03(a) of the Company's Annual Report
        on Form 10-K for the fiscal year ended March 3,      -
        2002, Commission File No. 1-4415, which is
        incorporated herein by reference.)..........

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
        March 2, 1997, Commission File No. 1-4415, which
        is incorporated herein by reference.)....

10.03(c)Fifth Addendum to Lease dated July 5, 1995 to
        Lease dated August 16, 1983 (see Exhibit 10.03
        hereto) between Nelco Products, Inc. and
        TCLW/Fullerton regarding real property located at
        1411 E. Orangethorpe Avenue, Fullerton,
        California (Reference is made to Exhibit 10.03(c)
        of the Company's Annual Report on Form 10-K for
        the fiscal year ended March 3, 2002, Commission      -
        File No. 1-4415, which is incorporated herein by
        reference.).........................

10.04 Lease Agreement dated May 26, 1982 between Nelco Products Pte. Ltd. (lease was originally entered into by Kiln Technique (Private) Limited, which subsequently assigned this lease to Nelco
        Products Pte. Ltd.) and the Jurong Town Cor
        poration regarding real property located at 4 Gul Crescent, Jurong, Singapore (Reference is made to
        Exhibit 10.04 of the Company's Annual Report on
        Form 10-K for the fiscal year ended March 3,         -
        2002, Commission File No. 1-4415, which is
        incorporated herein by reference.).............

10.04(a) Deed of Assignment, dated April 17, 1986 between
        Nelco Products Pte. Ltd., Kiln Technique
        (Private) Limited and Paul Ma, Richard Law, and Michael Ng, all of Peat Marwick & Co., of the
        Lease Agreement dated May 26, 1982 (see Exhibit
        10.04 hereto) between Kiln Technique (Private)
        Limited and the Jurong Town Corporation regarding
        real property located at 4 Gul Crescent, Jurong, Singapore (Reference is made to Exhibit 10.04(a)
        of the Company's Annual Report on Form 10-K for      -
        the fiscal year ended March 3, 2002, Commission
        File No. 1-4415, which is incorporated herein by
        reference.)....


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

10.06   Amended and Restated Employment Agreement dated
        February 28, 1994 between the Company and Jerry
        Shore. (Reference is made to Exhibit 10.06 of the
        Company's Annual Report on Form 10-K for the
        fiscal year ended March 3, 2002, Commission File
        No. 1-4415, which is incorporated herein by
        reference. This exhibit is a management contract     -
        or compensatory plan or
        arrangement.).........................

10.06(a)Amendment No. 1 dated March 1, 1995 to the
        Amended and Restated Employment Agreement dated
        February 28, 1994 (see Exhibit 10.06 hereto)
        between the Company and Jerry Shore. (Reference
        is made to Exhibit 10.06(a) of the Company's
        Annual Report on Form 10-K for the fiscal year
        ended March 3, 2002, Commission File No. 1-4415,
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

10.07   Lease dated April 15, 1988 between FiberCote
        Industries, Inc. (lease was initially entered
        into by USP Composites, Inc., which subsequently
        changed its name to FiberCote Industries, Inc.)
        and Geoffrey Etherington, II regarding real
        property located at 172 East Aurora Street,
        Waterbury, Connecticut (Reference is made to
        Exhibit 10.07 of the Company's Annual Report on
        Form 10-K for the fiscal year ended March 3,         -
        2002, Commission File No. 1-4415, which is
        incorporated herein by
        reference.).........................

10.07(a)Amendment to Lease dated December 21, 1992 to
        Lease dated April 15, 1988 (see Exhibit 10.07
        hereto) between FiberCote Industries, Inc. and
        Geoffrey Etherington II regarding real property
        located at 172 East Aurora Street, Waterbury, Con
        necticut (Reference is made to Exhibit 10.07(a)
        of the Company's Annual Report on Form 10-K for
        the fiscal year ended March 3, 2002, Commission      -
        File No. 1-4415, which is incorporated herein by
        reference.).........................



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

10.08   Lease dated August 31, 1989 between Nelco
        Technology, Inc. and Cemanudi Associates
        regarding real property located at 1104 West
        Geneva Drive, Tempe, Arizona (Reference is made
        to Exhibit 10.08 of the Company's Annual Report
        on Form 10-K for the fiscal year ended March 3,      -
        2002, Commission File No. 1-4415, which is
        incorporated herein by reference.)....

10.08(a)First Amendment to Lease dated October 21, 1994
        to Lease dated August 31, 1989 (see Exhibit 10.08
        hereto) between Nelco Technology, Inc. and
        Cemanudi Associates regarding real property
        located at 1104 West Geneva Drive, Tempe, Arizona
        (Reference is made to Exhibit 10.08(a) of the
        Company's Annual Report on Form 10-K for the
        fiscal year ended March 3, 2002, Commission File     -
        No. 1-4415, which is incorporated herein by
        reference.).........................

10.10   Lease dated December 12, 1990 between Neltec,
        Inc. and NZ Properties, Inc. regarding real property located at 1420 W. 12th Place, Tempe,
        Arizona. (Reference is made to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the

        fiscal year ended March 2, 1997, Commission File     -
        No. 1-4415, which is incorporated herein by
        reference.)..........

10.10(a)Letter dated January 8, 1996 from Neltec, Inc. to
        NZ Properties, Inc. exercising its option to
        extend the Lease dated December 12, 1990 (see
        Exhibit 10.10 hereto) between Neltec, Inc. and NZ Properties, Inc. regarding real property located at 1420 W. 12th Place, Tempe, Arizona. (Reference
        is made to Exhibit 10.13(a) of the Company's
        Annual Report on Form 10-K for the fiscal year
        ended March 2, 1997, Commission File No. 1-4415,     -
        which is incorporated herein by reference.).....

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

10.12(a)Tenancy Agreement dated November 3, 1995 between
        Nelco Products Pte. Ltd. and Jurong Town
        Corporation regarding real property located at 36
        Gul Lane, Jurong Town, Singapore. (Reference is
        made to Exhibit 10.16(a) of the Company's Annual Report on Form 10-K for the fiscal year ended
        March 2, 1997, Commission File No. 1-4415, which     -
        is incorporated herein by reference.)...

10.13   Lease Contract dated February 26, 1988 between
        the New York State Department of Transportation
        and the Edgewater Stewart Company regarding real
        property located at 15 Governor Drive in the
        Stewart International Airport Industrial Park,
        New Windsor, New York (Reference is made to
        Exhibit 10.13 of the Company's Annual Report on
        Form 10-K for the fiscal year ended March 3,         -
        2002, Commission File No. 1-4415, which is
        incorporated herein by reference.)....

10.13(a) Assignment and Assumption of Lease dated February
        16, 1995 between New England Laminates Co., Inc.
        and the Edgewater Stewart Company regarding the assignment of the Lease Contract (see Exhibit
        10.13 hereto) for the real property located at 15 Governor Drive in the Stewart International
        Airport Industrial Park, New Windsor, New York (Reference is made to Exhibit 10.13(a) of the Company's Annual Report on Form 10-K for the
        fiscal year ended March 3, 2002, Commission File     -
        No. 1-4415, which is incorporated herein by
        reference.)......................................

10.13(b) Lease Amendment No. 1 dated February 17, 1995
        between New England Laminates Co., Inc. and the
        New York State Department of Transportation to
        Lease Contract dated February 26, 1988 (see
        Exhibit 10.13 hereto) regarding the real property
        located at 15 Governor Drive in the Stewart
        International Airport Industrial Park, New
        Windsor, New York (Reference is made to Exhibit
        10.13(b) of the Company's Annual Report on Form
        10-K for the fiscal year ended March 3, 2002,        -
        Commission File No. 1-4415, which is incorporated
        herein by reference.).................

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

10.15   2002 Stock Option Plan of the Company (Reference
        is made to Exhibit 10.01 of the Company's
        Quarterly Report on Form 10-Q for the fiscal
        quarter ended September 1, 2002, Commission File
        No. 1-4415, which is incorporated herein by
        reference. This exhibit is a management contract     -
        or compensatory plan or arrangement.)...........

21.01   Subsidiaries of the
        Company................................

23.01   Consent of Ernst & Young
        LLP...............................

99.01   Certification of Chief Executive Officer pursuant
        to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of
        2002.............................

99.02   Certification of Principal Financial Officer
        pursuant to 18 U.S.C. Section 1350, as adopted
        pursuant to Section 906 of the Sarbanes-Oxley Act
        of 2002.............................