Form 10-Q
period 2003-06-01
PARK ELECTROCHEMICAL CORP
filed 2003-07-15
CIK 76267

1
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                           FORM 10-Q


(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14(d)OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 1, 2003

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

             APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 19,759,016 as of July 11, 2003.


                  PARK ELECTROCHEMICAL CORP.
                       AND SUBSIDIARIES

                       TABLE OF CONTENTS



                                                          Page
PART I.    FINANCIAL INFORMATION:                        Number

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets
           June 1, 2003 (Unaudited) and March 2,          3
           2003.............

           Consolidated Statements of Operations
           13 weeks ended June 1, 2003 and June 2, 2002
           (Unaudited)................................... 4


           Condensed Consolidated Statements of Cash
           Flows
           13 weeks ended June 1, 2003 and June 2, 2002   5
           (Unaudited)
           ...........................................

           Notes to Condensed Consolidated Financial
           Statements                                     6
           (Unaudited)...................................

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of             12
           Operations...................

           Factors That May Affect Future                 20
           Results.................

  Item 3.  Quantitive and Qualitative Disclosures About
           Market                                         20
           Risk..........................................

  Item 4.  Controls and                                   20
           Procedures................................

PART II.   OTHER INFORMATION:

  Item 1.  Legal                                          21
           Proceedings...................................

  Item 6.  Exhibits and Reports on Form 8-K.............. 22


SIGNATURES............................................... 23


CERTIFICATONS............................................ 24


EXHIBIT                                                   26
INDEX....................................................










                PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements.


                  PARK ELECTROCHEMICAL CORP.
                       AND SUBSIDIARIES

             CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands)

                                       June 1,
                                         2003         March 2,
                                    (Unaudited)        2003*

ASSETS
Current assets:
 Cash and cash equivalents          $ 99,133        $ 111,036
 Marketable securities                64,201           51,899
 Accounts receivable, net             29,388           30,272
 Inventories (Note 2)                 11,335           12,688
 Prepaid expenses and other current    5,495            4,690
assets
   Total current assets              209,552          210,585

Property, plant and equipment, net    90,831           90,503

Other assets                             522              454
   Total                            $300,905         $301,542

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities:
 Accounts payable                   $ 15,623        $  15,145
 Accrued liabilities                  29,995           21,790
 Income taxes payable                  3,443            3,376
   Total current liabilities          49,061           40,311

Deferred income taxes                  2,684            4,539

Deferred pension liability and        11,859           10,991
other

Stockholders' equity:
 Common stock                          2,037            2,037
 Additional paid-in capital          133,014          133,172
 Retained earnings                   107,874          117,506
 Treasury stock, at cost              (4,292)          (4,582)
 Accumulated other non-owner          (1,332)          (2,432)
changes
   Total stockholders' equity        237,301          245,701
   Total                            $300,905         $301,542

*The balance sheet at March 2, 2003 has been derived from the audited financial statements at that date.

See accompanying Notes to the Consolidated Financial
Statements.




                  PARK ELECTROCHEMICAL CORP.
                       AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF OPERATIONS
       (Amounts in thousands, except per share amounts)

                                            13 Weeks Ended
                                              (Unaudited)
                                          June 1,    June 2,
                                           2003       2002

Net sales                                $49,970    $56,561

Cost of sales                             45,319     50,300

Gross profit                               4,651      6,261

Selling, general and administrative        6,900      8,111
expenses


Restructuring and severance charges        8,076          -
(Note 4)

Loss from operations                     (10,325)    (1,850)

Other income:
 Interest and other income, net              747        942

Loss before income taxes                  (9,578)      (908)

Income tax benefit                        (1,127)      (272)

Net loss                                 $(8,451)   $  (636)

Loss per share (Note 5):
 Basic and Diluted                       $  (.43)   $  (.03)


Weighted average number of common and
common equivalent shares outstanding:
 Basic and Diluted                        19,709     19,661

Dividends per share                      $   .06    $   .06

See accompanying Notes to the Consolidated Financial Statements









                  PARK ELECTROCHEMICAL CORP.
                       AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Amounts in thousands)

                                         13 Weeks Ended
                                           (Unaudited)
                                        June 1,   June 2,
                                         2003      2002

Cash flows from operating
activities:
 Net loss                             $ (8,451)  $  (636)
 Depreciation and amortization           2,910     4,445
 Change in operating assets and          8,028    (1,891)
liabilities

Net cash provided by operating           2,487     1,918
activities

Cash flows from investing
activities:
 Purchases of property, plant and       (1,200)   (2,693)
equipment, net
 Purchases of marketable securities    (28,987)   (4,997)
 Proceeds from sales and maturities
of marketable securities                16,598     5,991

  Net cash (used in) provided by
investing activities                   (13,589)   (1,699)

Cash flows from financing activities:
 Dividends paid                         (1,181)   (1,170)
 Proceeds from exercise of stock options   132       136

  Net cash used in financing activities (1,049)   (1,034)

Change in cash and cash equivalents before
 exchange rate changes                 (12,151)     (815)

Effect of exchange rate changes on cash
 and cash equivalents                      248      (325)

Change in cash and cash equivalents    (11,903)   (1,140)
Cash and cash equivalents, beginning
of period                              111,036    99,492

Cash and cash equivalents, end of     $ 99,133   $98,352
period

Supplemental cash flow information:
 Cash paid during the period for:
  Income taxes                        $    323   $    -


See accompanying Notes to the Consolidated Financial
Statements.




                  PARK ELECTROCHEMICAL CORP.
                       AND SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)
       (Amounts in thousands, except per share amounts)


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of June 1, 2003, the consolidated statements of operations for the 13 weeks ended June 1, 2003 and June 2, 2002, and the condensed consolidated statements of cash flows for the 13 weeks then ended have been prepared by the Company, without audit. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 1, 2003 and the results of operations and cash flows for all periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 2003.

2.   INVENTORIES

     Inventories consisted of the following:

                                      June 1,   March 2,
                                       2003       2003

     Raw materials                   $ 4,129     $ 4,072
     Work-in-process                   2,771       3,424
     Finished goods                    3,892       4,680
     Manufacturing supplies              543         512
                                     $11,335     $12,688

3.   STOCK OPTIONS

       As of June 1, 2003, the Company had two fixed stock options plans. All options under the stock plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations for the plans. If compensation costs of the grants had been determined based upon the fair market value at the grant dates consistent with the FASB No. 123 "Accounting for Stock-Based Compensation", the Company's net loss and loss per share would have approximated the amounts shown below.




                                    3 months ended
                                   June 1,   June 2,
                                    2003       2002
   Net loss                       $ 8,451     $   636
   Deduct: Total stock-based
   employee compensation
   determined under fair value
   based method for all
   awards, net of tax effects         478         500
                                  --------    --------
   Pro forma net loss             $ 8,929     $ 1,136
                                  ========    ========
   EPS-basic and diluted as       $ (0.43)    $ (0.03)
   reported                       ========    ========
   EPS-basic and diluted pro      $ (0.45)    $ (0.06)
   forma                          ========    ========

4.   RESTRUCTURING AND SEVERANCE CHARGES

     The Company recorded pre-tax charges of $8,076 during the first quarter of fiscal year 2004. These charges related to the closure of the Company's mass lamination operation in Cologne, Germany and the realignment of its North America FR-4 business operations in Newburgh, New York and Fullerton, California and the establishment of a new business unit called "Nelco/North America".

     The  components of these charges and the related liability balances and activity for the quarter ended June  1,  2003 are set forth below.

                                     Charges                6/01/03
                         Closure     Incurred              Remaining
                         Charges     or Paid   Reversals  Liabilities
Dielektra charges:
  Severance payments      $6,142      $ 230       $  -     $5,912

NY/CA Realignment
charges:
  Lease payments, taxes,
  utilities and other        788         86                   702
  Severance payments       1,146        352                   794

                          $8,076      $ 668       $  -      7,408
                         =======      =====       ====     ======

     The severance payments are for the termination of hourly and salaried, administrative, manufacturing and support employees. Some of such employees were terminated during the 2004 fiscal year first quarter, and the remaining employees are expected to be terminated during the 2004 fiscal year second and third quarters. The severance payments are expected to be paid to such employees in installments during fiscal year 2004. The lease obligation will be paid through December 2004.

     The Company recorded pre-tax charges of $4,674 and $120 in the fiscal year 2003 third quarter ended December 1, 2002 in connection with the closure of its Nelco U.K. manufacturing facility located in Skelmersdale, England and severance costs at a North American business unit. The components of these charges and the related liability balances and activity for the quarter ended June 1, 2003 are set forth below.

                                     Charges                6/01/03
                         Closure   Incurred or             Remaining
                         Charges      Paid     Reversals  Liabilities

United Kingdom charges:
 Impairment of long
 lived assets            $1,993      $1,993       $   -       $  -
 Severance payments
 and related costs         1,997       1,807          -        190

 Utilities, maintenance,
 taxes, other                684         653                    31
                          ------      ------      -----     ------
                           4,674       4,453          -        221
Other severance payments
and related costs            120         120          -          -
                          ------      ------      -----     ------
                          $4,794      $4,573      $   -       $221
                          ======      ======      =====     ======

     The severance payments and related costs are for the termination of hourly and salaried, administrative, manufacturing and support employees, most of whom were terminated during the 2003 fiscal year third and fourth quarters and the 2004 fiscal year first quarter, and the remainder of whom are expected to be terminated during the 2004 fiscal year second and third quarters. Severance payments and related costs for such terminated employees (totaling $1,927) were paid during such quarters, except payments and costs of $190 which are expected to be paid to such employees in installments during the 2004 fiscal year third quarter.

     As a result of the foregoing employee terminations and other less significant employee terminations in connection with business contractions and in the ordinary course of business and employee resignations and retirements in the ordinary course of business, the total number of employees employed by the Company declined to approximately 1,400 as of June 1, 2003 from approximately 1,700 as of March 3, 2002.

  5. LOSS PER SHARE

     Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the sum of (a) the weighted average number of shares of common stock outstanding during the period and (b) the potential common stock equivalents outstanding during the period. Stock options are the only common stock equivalents and are computed using the treasury stock method.

     The following table sets forth the basic and diluted weighted average number of shares of common stock and potential common stock equivalents outstanding during the periods specified:

                                           13 weeks ended
                                         June 1,    June 2,
                                          2003       2002
     Weighted average shares            19,709      19,661
     outstanding for basic and
     diluted EPS


     Common stock equivalents, which were not included in the computation of diluted loss per share because either the effect would have been antidilutive or the options' exercise prices were greater than the average market price of the common stock, were 1,133 and 532 for the thirteen weeks ended June 1, 2003 and June 2, 2002, respectively.

6.   BUSINESS SEGMENTS

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

     Financial information concerning the Company's operations by geographic area follows:

                                       13 Weeks Ended
                                     June 1,     June 2,
                                      2003        2002
     Sales:
     North America                  $25,147     $32,248
     Europe                          13,372      12,934
     Asia                            11,451      11,379

       Total sales                  $49,970     $56,561




                                    June 1,    March 2,
                                     2003        2003
     Long-lived assets:
     United States                 $42,883     $44,425
     Europe                         27,534      25,373
     Asia                           20,936      21,159

       Total long-lived assets     $91,353     $90,957


7.   COMPREHENSIVE LOSS

     Total comprehensive loss for the 13 weeks ended June 1, 2003 and June 2, 2002 was $7,351 and $1,209, respectively.
     Comprehensive loss consisted primarily of net loss and foreign currency translation adjustments.

8.   SALE OF NELCO TECHNOLOGY, INC.

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

     In connection with the sale of NTI and the closure of the related support facility, the Company recorded non-recurring, pre-tax charges of $15,707 in its fiscal year 2002 first quarter ended May 27, 2001. The components of these charges and the related liability balances and activity from the May 27, 2001 balance sheet date to the June 1, 2003 balance sheet date are set forth below:

                                     Charges                6/01/03
                        Closure    Incurred or             Remaining
                        Charges       Paid     Reversals  Liabilities

NTI charges:
 Loss on sale of
 assets and business    $10,580     $10,580       $  -       $  -
  and business
 Severance payments         387         387          -          -
 Medical and other costs     95          95          -          -

Support facility charges:
 Impairment of long
  lived assets            2,058       2,058          -          -
 Write down of
  accounts receivable       350         319         31          -
 Write down of inventory    590         590          -          -
 Severance payments         688         688          -          -
 Medical and other costs    133         133          -          -
 Lease payments, taxes
   utilities, maint.	    781         368          -         413
 Other                       45          45          -           -
                        -------     -------        ---        ----
                        $15,707     $15,263        $31        $413
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

9.   SUBSEQUENT EVENT

     On June 19, 2003, the Company announced that the United States District Court for the District of Arizona had entered final judgment in favor of the Company's subsidiary, Nelco Technology, Inc., in its lawsuit against Delco Electronics Corporation, a subsidiary of Delphi Automotive Systems Corporation, on Nelco's claim for breach of the implied covenant of good faith and fair dealing. As a result, the Company received a net amount of approximately $33 million from Delco on July 1, 2003 in settlement of the lawsuit.



Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations.

General:

        Park is a leading global designer and producer of advanced electronic materials used to fabricate complex multilayer printed circuit boards and other electronic interconnect systems. The Company's customers include leading independent printed circuit board fabricators, electronic manufacturing service companies, electronic contract manufacturers and electronic original equipment manufacturers in the computer, telecommunications, transportation, aerospace and instrumentation industries.

        The Company's sales declined in the three-month period ended June 1, 2003 compared with last year's comparable period as a result of declines in sales by the Company's North American operations. The earnings growth that the Company achieved during its 2001 and 2000 fiscal years halted in the 2002 fiscal year as a result of a severe downturn in the global electronics industry, and the global electronics industry continued to be very depressed throughout the 2003 fiscal year and during the 2004 fiscal year first quarter, with no clear signs of recovery.

     In the Company's 2004 fiscal year first quarter, Dielektra GmbH, the Company's advanced electronic materials business located in Cologne, Germany, closed its mass lamination operation. Dielektra's mass lamination operation supplied higher-end mass lamination products to European circuit board manufacturers. However, the market for these products in Europe had eroded to the point where the Company no longer believed it was possible to operate a viable mass lamination business in Europe, and the Company did not believe that, at any time in the foreseeable future, the higher-end European mass lamination market would recover to the extent necessary to justify the Company's operating a mass lamination business in Europe. As a result of the closure of its mass lamination operation, Dielektra's manufacturing operations consist exclu-sively of high technology treating and Dielektra's proprietary Datlam TM automated continuous laminate manufacturing. The Company believes that Dielektra's Datlam products have certain unique technological capabilities which are useful to high-tech-nology circuit board customers which produce complex high-density circuit boards.

      In the 2004 fiscal year first quarter, the Company announced the realignment of its North American FR-4 business operations located in New York and California and the establishment of a new business unit called "Nelco/North America", which will include the Company's FR-4 manufacturing operations in New York and California and will be administered principally from Fullerton, California. As part of the realignment, the New York operation will be scaled down to a smaller focused operation and the California operation will be scaled up to a larger volume operation, and there will be significant workforce reductions at the Company's New York facility and significant workforce increases at the Company's California facility, with the end result being a net reduction in the Company's workforce in North America. After the New York operations have been scaled back, a large portion of the New York facility will be mothballed. The Company will have the flexibility in the future to scale back up the Newburgh, New York facility if the opportunity to do so presents itself. The realignment is designed to help the Company achieve improved operating and cost efficiencies in its North American FR-4 business and to help the Company best service all of the its existing North American customers. The Company does not contemplate losing any North American customers as a result of the realignment.

      As  a  result  of  the  Company's   decision  to  realign
its North American FR-4 business operations and to close Dielektra's mass lamination operation, the Company recorded pre-tax charges totaling $8.1 million in the Company's 2004 fiscal year first quarter and expects to record additional pre-tax charges totaling approximately $8 million later in the 2004 fiscal year due to such realignment and closure and related workforce reductions. See Note 4 of the Notes to Consolidated Financial Statements in Item 1 of this Report for additional information regarding the realignment and closure.

During the fourth quarter of the 2003 fiscal year, the Company determined that cerain of the fixed assets of its North American business operations and Dielektra's mass lamination operation were impaired and recorded pre-tax impairment charges of $50.3 million in the Company's 2003 fiscal year fourth quarter to reduce the book values of such fixed assets to their estimated fair values.

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

     In May 1998, the Company and NTI filed a complaint against Delco Electronics Corporation and the Delphi Automotive Systems unit of General Motors Corp. in the United States District Court for the District of Arizona. The complaint alleged, among other things, that Delco breached its contract to purchase semi-finished multilayer printed circuit boards from NTI and that Delphi interfered with NTI's contract with Delco, that Delco breached the covenant of good faith and fair dealing implied in the contract, that Delco engaged in negligent misrepresentation and that Delco fraudulently induced NTI to enter into the
contract.   In November 2000, a jury awarded damages to  NTI in
the  amount   of  $32.3 million,  and  in  December  2000   the
judge in the United States District Court for the District of Arizona entered judgment for NTI on its claim of breach of the implied covenant of good faith and fair dealing with damages in the amount of $32.3 million. Both parties appealed the decision to the United States Court of Appeals for the Ninth Circuit in San Francisco; and on May 7, 2003, a panel of three judges in the Court of Appeals for the Ninth Circuit rendered a unanimous decision affirming the jury verdict. On June 17, 2003, the United States District Court for the District of Arizona entered final judgment in favor of NTI; and, on July 1, 2003, NTI received a net amount of approximately $33 million in payment of such judgment.

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

Three  Months  Ended June 1, 2003 Compared  with  Three  Months
Ended June 2, 2002:

        The Company's operations continued to generate losses during the three-month period ended June 1, 2003 as the markets for sophisticated printed circuit materials continued to experience severely depressed conditions during the 2004 fiscal year first quarter.

        Despite the Company's reductions of its costs and expenses and higher percentage of sales of higher technology, higher margin products, the Company's gross profit in the 2004 fiscal year first quarter was lower than the gross profit in the prior year's first quarter primarily as a result of lower levels of sales of electronic materials in the 2004 fiscal year first quarter and operating inefficiencies resulting from operating certain facilities at levels below their designed manufacturing capacities and from the Company's realignment of it North American FR-4 business operations.

        In addition to its depressed financial results of operations, the Company recorded pre-tax charges of $8.1 million in the 2004 fiscal year first quarter related to the Company's realignment of its North American FR-4 business operations and the closure of Dielektra's mass lamination operation and related workforce reductions.

        Operating results of the Company's advanced composite materials business also declined during the 2004 fiscal year first quarter primarily as a result of lower sales volumes related to weakness in the aircraft manufacturing industry.



       Results of Operations

        Net sales for the three-month period ended June 1, 2003 declined 12% to $50.0 million from $56.6 million for last fiscal year's comparable period. The decrease in net sales was principally the result of lower unit volumes of materials shipped by the Company's operations in North America. The Company's foreign operations accounted for $24.8 million of net sales, or 50% of the Company's total net sales worldwide, during the three-month period ended June 1, 2003 compared with $24.3 million of sales, or 43% of total net sales worldwide, during last fiscal year's comparable period. Net sales by the Company's foreign operations during the 2004 fiscal year first quarter increased by 2% from the 2003 fiscal year comparable period.

      The overall gross profit as a percentage of net sales for the Company's worldwide operations declined to 9.3% during the three-month period ended June 1, 2003 compared with 11.1% for last fiscal year's comparable period. The decline in the gross profit was the result of lower sales volumes and operating inefficiencies resulting from operating certain facilities at levels below their designed manufacturing capacities and from the Company's realignment of its North American FR-4 business operations, which were only partially offset by increases in market share with certain key electronic materials customers and higher percentages of sales of higher technology, higher margin products.

       The Company's cost of sales decreased significantly as a result of lower production volumes and cost reduction measures implemented by the Company, including workforce reductions and the reduction of overtime. In addition, the Company continued to implement an annual salary freeze for significant numbers of salaried employees, especially senior management employees, and paid no performance bonuses or significantly reduced bonuses and other incentives.

       Selling, general and administrative expenses declined by $1.2 million, or by 15%, during the three months ended June 1, 2003 compared with last fiscal year's comparable period, and these expenses, measured as a percentage of sales, were 13.8% during the three-months ended June 1, 2003 compared with 14.3% during last fiscal year's comparable period. The decrease in selling, general and administrative expenses as a percentage of sales in the 2004 fiscal year first quarter was due to workforce reductions and expense reduction measures implemented by the Company during the 2004 fiscal year.

        The Company incurred pre-tax charges of $8.1 million, and after-tax charges of $7.4 million, during the 2004 fiscal year first quarter in connection with the realignment of its North American FR-4 business operations in New York and California and the closure of Dielektra's mass lamination operation in Germany and related workforce reductions.

       For the reasons set forth above, the Company's operating loss for the three months ended June 1, 2003 was $10.3 million, including the pre-tax charges described above related to the realignment of its North American FR-4 business operations and the closure of Dielektra's mass lamination operation and related workforce reductions, and $2.2 million, before the pre-tax charges described above, compared with an operating loss of $1.9 million for the three months ended June 2, 2002.

        Interest and other income, net, principally investment income, was $0.7 million for the three-month period ended June 1, 2003 compared with $0.9 million for last fiscal year's comparable period. The decrease in investment income was attributable to a decrease in prevailing interest rates. The Company's investments were primarily short-term taxable instruments.

        The Company's effective income tax rate for the three-month period ended June 1, 2003 was 11.8%, after the pre-tax charges described above, and 30.0%, before the pre-tax charges described above, compared with 30.0% for last fiscal year's comparable period. The reduction in the effective income tax rate was due primarily to losses in Germany without tax benefit.

        The Company's net loss for the three months ended June 1, 2003, including the charges described above related to the realignment of the Company's North American FR-4 business operations and the closure of Dielektra's mass lamination operation and related workforce reductions, was $8.5 million compared to a net loss of $0.6 million for the three months ended June 2, 2002; and the Company's net operating loss for the three months ended June 1, 2003 was $1.1 million, before the charges described above, compared to $0.6 million for last year's comparable period.

        Basic and diluted losses per share for the three-month period ended June 1, 2003 were $0.43, including the charges described above, compared to losses per share of $0.03 for the three-month period ended June 2, 2002. Basic and diluted losses per share, before the charges described above, were $0.05 for the three-month period ended June 1, 2003 compared to losses per share of $0.03 for the three-month period ended June 2, 2002.

Liquidity and Capital Resources:

        At June 1, 2003, the Company's cash and temporary investments were $163.3 million compared with $162.9 million at March 2, 2003, the end of the Company's 2003 fiscal year. The Company's working capital (which includes cash and temporary investments) was $160.5 million at June 1, 2003 compared with $170.3 million at March 2, 2003. The decrease in working capital at June 1, 2003 compared with March 2, 2003 was due principally to an increase in accrued liabilities related to the realignment of the Company's North American FR-4 business operations and the closure of Dielektra's mass lamination operation and related workforce reductions, and a decrease in accounts receivable and inventories. The Company's current ratio (the ratio of current assets to current liabilities) was
4.3 to 1 at June 1, 2003 compared to 5.2 to 1 at March 2, 2003.

       During the three months ended June 1, 2003, cash used in the Company's operations, before depreciation and amortization, of $.4 million included a slight net increase in working capital items, resulting in $2.5 million of cash provided by operating activities. During the same three-month period, the Company expended $1.2 million for the purchase of property, plant and equipment compared with $2.7 million for the three-month period ended June 2, 2002 and paid $1.2 million in dividends on its common stock in each of such three-month periods. Net expenditures for property, plant and equipment were $6.4 million in the 2003 fiscal year and $22.8 million in the 2002 fiscal year and $51.8 in the 2001 fiscal year.

        On July 1, 2003, the Company received a net amount of approximately $33.0 million from Delco Electronics Corporation in settlement of the lawsuit by the Company's subsidiary, Nelco Technology, Inc., against Delco. See Note 9 of the Notes to Consolidated Financial Statements in Item 1 of this Report and
Item 1 of Park II of this Report for additional information regarding the lawsuit.

        At June 1, 2003, the Company had no long-term debt. The Company believes its financial resources will be sufficient, for the foreseeable future, to provide for continued investment in working capital and property, plant and equipment and for general corporate purposes. Such resources would also be available for appropriate acquisitions and other expansions of the Company's business.

        The Company is not aware of any circumstances or events that are reasonably likely to occur that could materially affect its liquidity.

        The Company's liquidity is not dependent on the use of, and the Company is not engaged in, any off-balance sheet financing arrangements, such as securitization of receivables or obtaining access to assets through special purpose entities.

         The Company's contractual obligations and other commercial commitments to make future payments under contracts, such as lease agreements, consist only of the operating lease commitments. The Company has no long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments or contingent commitments, other than a standby letter of credit in the amount of $1,348,000 to secure the Company's obligations under the workers' compensation insurance program.

Environmental Matters:

        In the three-month periods ended June 1, 2003 and June 2, 2002, the Company charged less than $0.1 million against pretax income for environmental remedial response and voluntary cleanup costs (including legal fees). While annual expenditures have generally been constant from year to year and may increase over time, the Company expects it will be able to fund such expenditures from available cash. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At June 1, 2003 and March 2, 2003, the recorded liability in accrued liabilities for environmental matters was approximately $4.4 million and $4.2 million, respectively. Management does not expect that environmental matters will have a material adverse effect on the liquidity, capital resources, business, consolidated results of operations or consolidated financial position of the Company.

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

     Restructuring

     During the fiscal year ended March 2, 2003, the Company recorded significant charges in connection with the realignment of its North American FR-4 business operations, the closures of its mass lamination operation in Germany and its manufacturing facility in England and employee severance costs at a North American business unit; and during the three-month period ended June 1, 2003, the Company recorded additional significant charges in connection with the realignment of its North American FR-4 business operations and the closure of its mass lamination operation in Germany and related employee severance costs. During the fiscal year ended March 3, 2002, the Company recorded significant charges in connection with the restructuring relating to the sale of Nelco Technology, Inc., the closure of a related support facility and the realignment of Dielektra, GmbH. These charges include estimates pertaining to employee separation costs and the settlements of contractual obligations resulting from the Company's actions. Although the Company does not anticipate significant changes, the actual costs incurred by the Company may differ from these estimates.

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

Factors that May Affect Future Results.

        Certain portions of this Report which do not relate to historical financial information may be deemed to constitute forward-looking statements that are subject to various factors which could cause actual results to differ materially from Park's expectations or from results which might be projected, forecast, estimated or budgeted by the Company in forward-looking statements. Such factors include, but are not limited to, general conditions in the electronics industry, the Company's competitive position, the status of the Company's relationships with its customers, economic conditions in international markets, the cost and availability of utilities, and the various factors set forth under the caption "Factors That May Affect Future Results" after Item 7 of Park's Annual Report on Form 10-K for the fiscal year ended March 2, 2003.

Item  3.   Quantitative and Qualitative Disclosure About Market
Risk.

        The Company's market risk exposure at June 1, 2003 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form
10-K for the fiscal year ended March 2, 2003.

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

       On November 29, 2000, after a five day trial in Phoenix, Arizona, a jury awarded damages to NTI in the amount of $32.3 million, and on December 12, 2000 the judge in the United States District Court entered judgment for NTI on its claim of breach of the implied covenant of good faith and fair dealing with damages in the amount of $32.3 million. Both parties filed motions for post-judgment relief and a new trial, all of which the judge denied, and both parties appealed the decision to the United States Court of Appeals for the Ninth Circuit in San Francisco. The appeals were fully briefed, and on December 2, 2002 the parties presented their oral arguments to a panel of three judges in the Court of Appeals for the Ninth Circuit. On May 7, 2003, the three judge panel rendered a unanimous decision affirming the jury verdict. On June 17, 2003, the United States District Court for the District of Arizona entered final judgment in favor of NTI, and Delco paid NTI on July 1, 2003. NTI received a net amount of approximately $33 million.

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

        In the first quarter of the fiscal year ended March 3, 2002, the Company sold the assets and business of NTI and recorded pre-tax charges of approximately $15.7 million in its 2002 fiscal year first quarter ended May 27, 2001 in connection with the sale of NTI and the closure of a related support facility also located in Arizona. See Note 8 of the Notes to Condensed Consolidated Financial Statements in Item 2 of this Report.






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

   (b) Reports on Form 8-K:

       Report on Form 8-K, dated May 7, 2003, Commission File No. 1-4415, reporting in Item 12 that Park issued a news release on May 7, 2003 reporting its results of operations for the fiscal year 2003 fourth quarter and for its full fiscal year 2003 ended March 2, 2003 and furnishing the news release to the Securities and Exchange Commission.




                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Park Electrochemical Corp.
                              --------------------------
                                    (Registrant)


                              /s/Brian E. Shore
Date:  July 14, 2003          -----------------------
                                 Brian E. Shore
                                  President and
                              Chief Executive Officer


                              /s/Murray O. Stamer
Date:  July 14, 2003          -----------------------
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

Date:     July 14, 2003



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

Date:     July 14, 2003



/s/Murray O. Stamer
Murray O. Stamer
Senior Vice President, Finance
Principal Financial Officer



                         EXHIBIT INDEX



  Exhibit No.  Name                                      Page
  -----------  ----                                      ----

  99.01.       Certification of Chief Executive
               Officer pursuant to 18 U.S.C. Section
               1350, as adopted pursuant to Section
               906 of the Sarbanes-Oxley Act of           27
               2002...................

  99.02.       Certification of Principal Financial
               Officer pursuant to 18 U.S.C. Section
               1350, as
               adopted pursuant to Section 906 of         28
               the Sarbanes-Oxley Act of
               2002...................