Form 10-Q
period 2003-08-31
PARK ELECTROCHEMICAL CORP
filed 2003-10-14
CIK 76267

1
                         UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                           FORM 10-Q


(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2003

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange
Act). Yes[X] No[ ]


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 19,761,958 as of October 10, 2003.









                  PARK ELECTROCHEMICAL CORP.
                       AND SUBSIDIARIES

                       TABLE OF CONTENTS



                                                          Page
PART I.    FINANCIAL INFORMATION:                        Number

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets
           August 31, 2003 (Unaudited) and March
           2,2003.....................................     3

           Consolidated Statements of Operations
           13 weeks and 26 weeks ended August 31, 2003
           and September 1, 2002 (Unaudited).........      4

           Condensed Consolidated Statements of Cash
           Flows 26 weeks ended August 31, 2003 and
           September 1, 2002 (Unaudited).............      5

           Notes to Condensed Consolidated Financial
           Statements (Unaudited)....................      6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations................................     13

           Factors That May Affect Future Results....     22

  Item 3.  Quantitive and Qualitative Disclosures About
           Market Risk...............................     22

  Item 4.  Controls and Procedures...................     22

PART II.   OTHER INFORMATION:

  Item 1.  Legal Proceedings.........................     23

  Item 4.  Submission of Matters to a Vote of Security
           Holders...................................     24

  Item 6.  Exhibits and Reports on Form 8-K..........     24


SIGNATURES............................................... 25
............

EXHIBIT INDEX............................................ 26









                PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements.

                  PARK ELECTROCHEMICAL CORP.
                       AND SUBSIDIARIES

             CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands)
                                      August 31,
                                         2003         March 2,
                                    (Unaudited)        2003*
ASSETS
Current assets:
 Cash and cash equivalents           $115,016         $111,036
 Marketable securities                 76,673           51,899
 Accounts receivable, net              27,200           30,272
 Inventories (Note 2)                  11,349           12,688
 Prepaid expenses and other current     6,613            4,690
  assets                             ---------        ---------
   Total current assets               236,851          210,585

Property, plant and equipment, net     86,815           90,503

Other assets                              511              454
                                     ---------        ---------
   Total                             $324,177         $301,542
                                     =========        =========

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities:
 Accounts payable                    $ 14,323        $  15,145
 Accrued liabilities                   33,094           21,790
 Income taxes payable                   9,435            3,376
                                     ---------        ---------
   Total current liabilities           56,852           40,311

Deferred income taxes                   2,805            4,539

Deferred pension liability             11,132           10,991

Stockholders' equity:
 Common stock                           2,037            2,037
 Additional paid-in capital           133,046          133,172
 Retained earnings                    125,726          117,506
 Treasury stock, at cost               (4,249)          (4,582)
 Accumulated other non-owner           (3,172)          (2,432)
  changes                            ---------        ---------
   Total stockholders' equity         253,388          245,701
                                     ---------        ---------
   Total                             $324,177         $301,542
                                     =========        =========

*The balance sheet at March 2, 2003 has been derived from the audited financial statements at that date.

See accompanying Notes to the Consolidated Financial
Statements.




                  PARK ELECTROCHEMICAL CORP.
                       AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
       (Amounts in thousands, except per share amounts)

                            13 Weeks Ended            26 Weeks Ended
                              (Unaudited)               (Unaudited)
                          -----------------------  -----------------------
                          August 31, September 1,  August 31, September 1,
                             2003       2002          2003       2002
                          ---------- -----------   ---------- ------------
Net sales                  $47,127     $56,901      $97,097     $113,462

Cost of sales               42,510      50,692       87,829      100,992

Gross profit                 4,617       6,209        9,268       12,470

Selling, general and
 administrative expenses     6,861       7,884       13,761       15,995

Restructuring and
severance charges (Note 4)   6,504           -       14,580            -

Gain on sale of DPI              -      (3,170)           -       (3,170)
(Note 9)

Litigation settlement
gain (Notes 8 and 10)      (33,088)          -      (33,088)           -

Income (loss) from
operations                  24,340       1,495       14,015         (355)

Other income                   750         771        1,497        1,713

Earnings before income
taxes                       25,090       2,266       15,512        1,358

Income tax Provision         6,052         679        4,925          407


Net earnings              $ 19,038     $ 1,587      $10,587     $    951

Earnings per share
 (Note 5):
  Basic                   $    .96     $   .08      $   .54     $    .05
  Diluted                 $    .95     $   .08      $   .53     $    .05

Weighted average number
 of common and common
 equivalent shares
 outstanding:
  Basic                     19,759      19,669       19,734       19,665
  Diluted                   19,943      20,013       19,856       20,094

Dividends per share        $   .06     $   .06      $   .12      $   .12

See accompanying Notes to the Consolidated Financial Statements



                  PARK ELECTROCHEMICAL CORP.
                       AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Amounts in thousands)
                                              26 Weeks Ended
                                               (Unaudited)
                                         -------------------------
                                         August 31,   September 1,
                                            2003         2002
                                         ----------   ------------
Cash flows from operating activities:
 Net earnings                            $ 10,587       $   951
 Depreciation and amortization              5,962         9,129
 Gain on sale of business                       -        (3,170)
 Change in operating assets and
  liabilities                              16,480        (2,940)
                                         ---------      --------
Net cash provided by operating
activities                                 33,029         3,970
                                         ---------      --------
Cash flows from investing activities:
 Purchases of property, plant and
  equipment, net                           (2,088)       (4,095)
 Proceeds from the sale of business             -         5,000
 Purchases of marketable securities       (64,677)      (19,260)
 Proceeds from sales and maturities
  of marketable securities                 39,903        21,462
                                         ---------      --------
  Net cash (used in) provided by
   investing activites                    (26,862)        3,108
                                         ---------      --------
Cash flows from financing activities:
 Dividends paid                            (2,367)       (2,335)
 Proceeds from exercise of stock options      207           155
                                         ---------      --------
  Net cash used in financing activities    (2,160)       (2,180)
                                         ---------      --------
Change in cash and cash equivalents before
 exchange rate changes                      4,007         4,898

Effect of exchange rate changes on cash
 and cash equivalents                         (27)          531
                                         ---------      --------
Change in cash and cash equivalents         3,980         5,429
Cash and cash equivalents, beginning
 of period                                111,036        99,492
                                         ---------      --------
Cash and cash equivalents, end of period $115,016      $104,921
                                         =========     =========
Supplemental cash flow information:
 Cash paid during the period for income
  taxes                                  $    323      $      -

See accompanying Notes to the Consolidated Financial
Statements.



                  PARK ELECTROCHEMICAL CORP.
                       AND SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)
       (Amounts in thousands, except per share amounts)


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of August 31, 2003, the consolidated statements of operations for the 13 weeks and 26 weeks ended August 31, 2003 and September 1, 2002, and the condensed consolidated statements of cash flows for the 26 weeks then ended have been prepared by the Company, without audit. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at August 31, 2003 and the results of operations and cash flows for all periods presented.

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

2.   INVENTORIES

     Inventories consisted of the following:
                                       August 31,  March 2,
                                          2003       2003
                                       ----------  --------
     Raw materials                      $ 4,177    $ 4,072
     Work-in-process                      2,627      3,424
     Finished goods                       4,068      4,680
     Manufacturing supplies                 477        512
                                        -------    -------
                                        $11,349    $12,688
                                        =======    =======

3.   STOCK OPTIONS

     As of August 31, 2003, the Company had two fixed stock option plans. All options under the plans had an exercise price equal to the market value of the underlying common stock of the Company on the date of grant. The Company continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations for the plans. If compensation costs of the grants had been determined based upon the fair market value at the grant dates consistent with the FASB No. 123 "Accounting for Stock-Based Compensation", the Company's net earnings and earnings per share would have approximated the amounts shown below.

                            13 weeks ended          26 weeks ended
                         August 31, September 1, August 31, September 1,
                            2003       2002        2003        2002
                         ---------  -----------  ---------  -----------
Net Earnings             $ 19,038   $  1,587     $ 10,587    $    951
Deduct: Total stock-
based employee
compensation determined
under fair value based
method for all awards,        426        474          904         974
net of tax effects       --------   --------      -------    ---------

Pro forma net income     $ 18,612   $  1,113      $ 9,683    $    (23)
(loss)                   ========   ========      =======    =========
EPS-basic as reported    $   0.96   $   0.08      $  0.54    $   0.05
                         ========   ========      =======    =========
EPS-basic pro forma      $   0.94   $   0.06      $  0.49    $   0.00
                         ========   ========      =======    =========
EPS-diluted as reported  $   0.95   $   0.08      $  0.53    $   0.05
                         ========   ========      =======    =========
EPS-diluted pro forma    $   0.93   $   0.06      $  0.49    $   0.00
                         ========   ========      =======    =========

4.   RESTRUCTURING AND SEVERANCE CHARGES

     The Company recorded pre-tax charges of $8,076 during the first quarter of fiscal year 2004 related to the closure of the Company's mass lamination operation in Cologne, Germany, the realignment of its North American FR-4 business operations in Newburgh, New York and Fullerton, California and related workforce reductions and recorded pre-tax charges of $6,504 during the second quarter of fiscal year 2004 related to the realignment of its North American FR-4 business operations.

     The components of these charges and the related liability balances and activity for the quarter ended August 31, 2003 are set forth below.

                                      Charges                8/31/03
                            Closure   Incurred              Remaining
                            Charges   or Paid   Reversals  Liabilities
                            -------   --------  ---------  -----------
Dielektra charges:
  Severance payments        $6,142     $2,772     $  -        $3,370

NY/CA Realignment charges:
  Lease payments, taxes,
  utilities and other        7,292        209        -         7,083
  Severance payments         1,146      1,051        -            95

                           $14,580     $4,032     $  -       $10,548
                           =======     ======     ====       =======

     The severance payments are for the termination of hourly and salaried, administrative, manufacturing and support employees. Some of such employees were terminated during the 2004 fiscal year first and second quarters, and the remaining employees were terminated during the 2004 fiscal year third quarter. The severance payments are expected to be paid to such employees in installments during fiscal year 2004. The lease charges cover one lease obligation payable through December 2004 and a portion of another lease obligation payable through September 2013.

     The Company recorded pre-tax charges of $4,674 and $120 in the fiscal year 2003 third quarter ended December 1, 2002 in connection with the closure of its Nelco U.K. manufacturing facility located in Skelmersdale, England and severance costs at a North American business unit. The components of these charges and the related liability balances and activity for the quarter ended August 31, 2003 are set forth below.

                                      Charges               8/31/03
                           Closure   Incurred or           Remaining
                           Charges      Paid     Reversals Liabilities
                           -------   ----------- --------- -----------
United Kingdom charges:
 Impairment of long
  lived assets             $1,993      $1,993     $    -      $  -
 Severance payments
  and related costs         1,997       1,838          -       159

 Utilities, maintenance,
  taxes, other                684         684          -         -
                           ------      ------      -----      ----
                            4,674       4,515          -       159
Other severance payments
 and related costs            120         120          -         -
                           ------      ------      -----      ----
                           $4,794      $4,635      $   -      $159
                           ======      ======      =====      ====

     The severance payments and related costs are for the termination of hourly and salaried, administrative, manufacturing and support employees, most of whom were terminated during the 2003 fiscal year third and fourth quarters and the 2004 fiscal year first and second quarters, and the remainder of whom are expected to be terminated during the 2004 fiscal year third quarter. Severance payments and related costs for such terminated employees (totaling $1,958) were paid during such quarters, except payments and costs of $159 which are expected to be paid to such employees in installments during the 2004 fiscal year third quarter.

     As a result of the foregoing employee terminations and other less significant employee terminations in connection with business contractions and in the ordinary course of business and employee resignations and retirements in the ordinary course of business, the total number of employees employed by the Company declined to approximately 1,200 as of August 31, 2003 from approximately 1,400 as of March 2, 2003.

  5. EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the sum of (a) the weighted average number of shares of common stock outstanding during the period and (b) the potential common stock equivalents outstanding during the period. Stock options are the only common stock equivalents and are computed using the treasury stock method.

     The following table sets forth the basic and diluted weighted average number of shares of common stock and potential common stock equivalents outstanding during the periods specified:

                           13 weeks ended           26 weeks ended
                     ------------------------  -----------------------
                     August 31,  September 1,  August 31, September 1,
                        2003        2002          2003       2002
                     ----------  -----------   ---------- -----------
Weighted average
shares outstanding
for basic EPS        19,759       19,669        19,734      19,665

Weighted average
shares outstanding
for diluted EPS      19,943       20,013        19,856      20,094

     Common stock equivalents, which were not included in the computation of diluted earnings per share because either the effect would have been antidilutive or the options' exercise prices were greater than the average market price of the common stock, were 176 and 90 for the thirteen weeks ended August 31, 2003 and September 1, 2002, respectively, and 258 and 54 for the twenty six weeks ended August 31, 2003 and September 1, 2002, respectively.

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

     Financial information concerning the Company's operations by geographic area follow:

                         13 Weeks Ended           26 Weeks Ended
                    ------------------------  -------------------------
                    August 31,  September 1,  August 31,   September 1,
                       2003        2002          2003         2002
                    ----------  ------------  ----------  ------------
     Sales:
     ------
     North America   $24,719      $31,079       $49,866      $63,327
     Europe            9,460       13,935        22,832       26,869
     Asia             12,948       11,887        24,399       23,266
                     -------      -------       -------     --------
      Total sales    $47,127      $56,901       $97,097     $113,462

                                   August 31,    March 3,
                                      2003        2002
                                   ----------    --------
     Long-lived assets:
     ------------------
     United States                  $41,596      $44,425
     Europe                          25,196       25,373
     Asia                            20,534       21,159

       Total long-lived assets      $87,326      $90,957

7.   COMPREHENSIVE INCOME

     Total comprehensive income for the 13 weeks ended August 31, 2003 and September 1, 2002 was $17,198 and $3,041,
     respectively. Total comprehensive income for the 26 weeks ended August 31, 2003 and September 1, 2002 was $9,847 and $4,250, respectively. Comprehensive income consisted primarily of net income and foreign currency translation adjustments and unrealized gains and losses on marketable securities.

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

     In connection with the sale of NTI and the closure of the related support facility, the Company recorded non-recurring, pre-tax charges of $15,707 in its fiscal year 2002 first quarter ended May 27, 2001. The components of these charges and the related liability balances and activity from the May 27, 2001 balance sheet date to the August 31, 2003 balance sheet date are set forth below:

                                     Charges                  8/31/03
                          Closure  Incurred or               Remaining
                          Charges     Paid       Reversals  Liabilities
                          -------  -----------   ---------  -----------
NTI charges:
 Loss on sale of
  assets and business    $10,580     $10,580       $  -        $  -
 Severance payments          387         387          -           -
 Medical and other costs      95          95          -           -

Support facility charges:
 Impairment of long
  lived assets             2,058       2,058          -           -
 Write down of
  accounts receivable        350         319         31           -
 Write down of inventory     590         590          -           -
 Severance payments          688         688          -           -
 Medical and other costs     133         133          -           -
 Lease payments, taxes,
  utilities, maint.          781         406          -         375
 Other                        45          45          -           -
                         -------     -------        ---        ----
                         $15,707     $15,301        $31        $375
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

10.  LITIGATION SETTLEMENT

     The United States District Court for the District of Arizona has entered final judgment in favor of the
     Company's subsidiary, Nelco Technology, Inc., in its lawsuit against Delco Electronics Corporation, a subsidiary of Delphi Automotive Systems Corporation, on Nelco's claim for breach of the implied covenant of good faith and fair dealing. As a result, the Company received a net amount of $33.1 million from Delco on July 1, 2003 in settlement of the lawsuit.


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

       The Company's sales declined in the three-month and six-month periods ended August 31, 2003 compared with last fiscal year's comparable periods as a result of declines in sales by the Company's North American and European operations. The earnings growth that the Company achieved during its 2001 and 2000 fiscal years halted in the 2002 fiscal year as a result of a severe downturn in the global electronics industry, and the industry continued to be very depressed throughout the 2003 fiscal year and during the 2004 fiscal year first and second quarters. Although the electronics industry in North America began to improve slightly at the end of the 2004 fiscal year second quarter, it is not clear whether this recent improvement is sustainable.

       During the six months ended August 31, 2003, the Company realigned its North American FR-4 business operations located in New York and California and established a new business unit called "Nelco/North America", which includes the Company's FR-4 manufacturing operations in New York and California and is administered principally from Fullerton, California. As part of the realignment, the New York operation has been scaled down to a smaller focused operation and the California operation is being scaled up to a larger volume operation, and there have been significant workforce reductions at the Company's New York facility and significant workforce increases at the Company's California facility, with the end result being a net reduction in the Company's workforce in North America. A large portion of the New York facility has been mothballed, and the Company will have the flexibility in the future to scale back up the Newburgh, New York facility if the opportunity to do so presents itself. The realignment is designed to help the Company achieve improved operating and cost efficiencies in its North American FR-4 business and to help the Company best service all of its North American customers.

        In the Company's 2004 fiscal year first quarter, Dielektra GmbH, the Company's advanced electronic materials business located in Cologne, Germany, closed its mass lamination operation. Dielektra's mass lamination operation supplied higher-end mass lamination products to European circuit board manufacturers. However, the market for these products in Europe had eroded to the point where the Company no longer believed it was possible to operate a viable mass lamination business in Europe, and the Company did not believe that, at any time in the foreseeable future, the higher-end European mass lamination market would recover to the extent necessary to justify the Company's operating a mass lamination business in Europe. As a result of the closure of its mass lamination operation, Dielektra's manufacturing operations consist exclusively of high technology treating and Dielektra's proprietary DatlamT automated continuous laminate manufacturing. The Company believes that Dielektra's Datlam products have certain unique technological capabilities which are useful to high-technology circuit board customers which produce complex high-density circuit boards.

        As a result of the Company's realignment of its North American FR-4 business operations and closure of Dielektra's mass lamination operation in Germany and related workforce reductions, the Company recorded pre-tax charges totaling $8.1 million in the Company's 2004 fiscal year first quarter, and the Company recorded additional pre-tax charges of $6.5 million in the 2004 fiscal year second quarter due to such realignment. See Note 4 of the Notes to Consolidated Financial Statements in
Item 1 of Part I of this Report for additional information regarding the realignment and closure.

        During the Company's 1998 fiscal year and for several years prior thereto, more than 10% of the Company's total worldwide sales were to Delco Electronics Corporation, a subsidiary of General Motors Corp.("Delco"), and the Company's wholly owned subsidiary, Nelco Technology, Inc. ("NTI") located in Tempe, Arizona, had been Delco's principal supplier of semi-finished multilayer printed circuit board materials, commonly known as mass lamination, which were used by Delco to produce finished multilayer printed circuit boards. However, in March 1998, the Company was informed by Delco that Delco planned to close its printed circuit board fabrication plant and exit the printed circuit board manufacturing business. As a result, the Company's sales to Delco declined during the three-month period ended May 31, 1998, were negligible during the remainder of the 1999 fiscal year and have been nil since that time.

        In May 1998, the Company and NTI filed a complaint against Delco and the Delphi Automotive Systems unit of General Motors Corp. in the United States District Court for the District of Arizona. The complaint alleged, among other things, that Delco breached its contract to purchase semi-finished multilayer printed circuit boards from NTI and that Delphi interfered with NTI's contract with Delco, that Delco breached the covenant of good faith and fair dealing implied in the contract, that Delco engaged in negligent misrepresentation and that Delco fraudulently induced NTI to enter into the contract. In November 2000, a jury awarded damages to NTI in the amount of $32.3 million, and in December 2000 the judge in the United States District Court for the District of Arizona entered judgment for NTI on its claim of breach of the implied covenant of good faith and fair dealing with damages in the amount of $32.3 million. Both parties appealed the decision to the United States Court of Appeals for the Ninth Circuit in San Francisco; and on May 7, 2003, a panel of three judges in the Court of Appeals for the Ninth Circuit rendered a unanimous decision affirming the jury verdict. On June 17, 2003, the United States District Court for the District of Arizona entered final judgment in favor of NTI; and, on July 1, 2003, NTI received a net amount of $33.1 million in payment of such judgment. The Company recorded a non-recurring, pre-tax gain of $33.1 million in the 2004 fiscal year second quarter related to such payment. See Item 1 of Part II of this Report for additional information regarding the lawsuit against Delco.

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

Three and Six Months Ended August 31, 2003 Compared with Three and Six Months Ended September 1, 2002:

        The Company's operations continued to generate losses during the three-month and six-month periods ended August 31, 2003 as the markets for sophisticated printed circuit materials continued to experience depressed conditions during the 2004 fiscal year first and second quarters. However, the Company reported net earnings of $19.0 million for the three months ended August 31, 2003 after a non-recurring, pre-tax gain of $33.1 million related to the payment by Delco Electronics
Corporation of the judgment against it in favor of the Company's subsidiary, Nelco Technology, Inc., in the lawsuit against Delco and after pre-tax charges of $6.5 million related to the realignment of the Company's North American FR-4 business operations and net earnings of $10.6 million for the six months ended August 31, 2003 after such non-recurring, pre-tax gain of $33.1 million and after pre-tax charges totaling $14.6 million related to such realignment and the closure of Dielektra's mass lamination operation in Germany and related workforce reductions.

        Despite the Company's reductions of its costs and expenses and higher percentages of sales of higher technology, higher margin products, the Company's gross profits in the 2004 fiscal year first and second quarters were lower than the gross profits in the prior year's comparable quarters primarily as a result of lower levels of sales of electronic materials in the 2004 fiscal year first and second quarters, operating inefficiencies resulting from operating certain facilities at levels below their designed manufacturing capacities and from the Company's realignment of it North American FR-4 business operations and competitive pressures.

        In addition to its depressed financial results of operations, the Company recorded pre-tax charges of $8.1 million in the 2004 fiscal year first quarter related to the Company's realignment of its North American FR-4 business operations, the closure of Dielektra's mass lamination operation and related workforce reductions and pre-tax charges of $6.5 million in the 2004 fiscal year second quarter related to such realignment.

        Operating results of the Company's advanced composite materials business improved sequentially during the 2004 fiscal year second quarter due primarily to higher sales volumes and improved profit margins resulting from a more favorable product mix compared to the prior fiscal year's second quarter.


       Results of Operations

        Net sales for the three-month and six-month periods ended August 31, 2003 declined 17% to $47.1 million and 14% to $97.1 million, respectively, from $56.9 million and $113.5 million, respectively, for last fiscal year's comparable periods. The declines in net sales were primarily the result of lower sales by the Company's operations in Europe and North America, which were only slightly offset by higher sales by the Company's operations in Asia.

        The Company's foreign operations accounted for $22.4 million and $47.2 million, respectively, of net sales, or 48% and 49% of the Company's total net sales worldwide, during the three-month and six-month periods ended August 31, 2003 compared with $25.8 million and $50.1 million, respectively, of net sales, or 45% and 44%, respectively, of total net sales worldwide, during last fiscal year's comparable periods. Net sales by the Company's foreign operations during the three-month and six-month periods ended August 31, 2003 declined 13% and 6%, respectively, from the 2003 fiscal year comparable periods. The declines in sales by foreign operations were due to decreases in sales by the Company's operations in Europe, which resulted from decreases in sales by the Company's operations in Germany and the Company's closure of its UK facility in the fourth quarter of its 2003 fiscal year.

        The overall gross profit as a percentage of net sales for the Company's worldwide operations declined to 9.8% and 9.5%, respectively, for the three months and six months ended August 31, 2003 compared with 10.9% and 11.0% for last fiscal year's comparable periods. The declines in the gross profit were the result of lower sales volumes, operating inefficiencies resulting from operating certain facilities at levels below their designed manufacturing capacities and from the Company's realignment of its North American FR-4 business operations and competitive pressures, which were only partially offset by higher percentages of sales of higher technology, higher margin products.

        The Company's cost of sales decreased significantly compared to the comparable periods in the prior fiscal year as a result of lower production volumes and cost reduction measures implemented by the Company, including workforce reductions and the reduction of overtime. In addition, the Company continued to implement an annual salary freeze for significant numbers of salaried employees, especially senior management employees, and paid no performance bonuses or significantly reduced bonuses and other incentives.

       Selling, general and administrative expenses declined by $1.0 million and $2.2 million, respectively, or by 13% and 14%, during the three-month period and six-month period, respectively, ended August 31, 2003 compared with last fiscal year's comparable periods, and these expenses, measured as a percentage of sales, were 14.6% and 14.2%, respectively, during the three-month and six-month periods ended August 31, 2003 compared with 13.9% and 14.1%, respectively, during last fiscal year's comparable periods. Notwithstanding the decrease in selling, general and administrative expenses in dollar terms, the increase in the expenses as percentages of sales in the 2004 fiscal year first and second quarters resulted from proportionately lower sales compared to the comparable periods in the last fiscal year.

        The Company recorded a non-recurring, pre-tax gain of $33.1 million during the 2004 fiscal year second quarter related to the payment by Delco Electronics Corporation of the judgment against Delco in favor of the Company's subsidiary, Nelco Technology, Inc., in its lawsuit against Delco. The Company also recorded pre-tax charges totaling $8.1 million, and after-tax charges of $7.4 million, in the 2004 fiscal year first quarter in connection with the realignment of its North American FR-4 business operations, the closure of Dielektra's mass lamination operation in Germany and related workforce reductions and recorded additional pre-tax charges of $6.5 million, and after-tax charges of $4.9 million, in the 2004 fiscal year second quarter due to such realignment.

        The Company recorded a pre-tax gain of $3.2 million in the 2003 fiscal year second quarter in connection with the sale of DPI on June 27, 2002 for $5.0 million cash.

        For the reasons set forth above, income from operations was $24.3 million for the three months ended August 31, 2003, including the non-recurring, pre-tax gain described above related to the payment by Delco Electronics Corporation of the judgment against it in favor of the Company's subsidiary, Nelco Technology, Inc., in Nelco's lawsuit against Delco and the pre-tax charges described above related to the realignment of the Company's North American FR-4 business operations, compared with income from operations of $1.5 million for the three months ended September 1, 2002, including the pre-tax gain described above related to the sale of DPI, and income from operations was $14.0 million for the six months ended August 31, 2003, including the non-recurring, pre-tax gain described above related to the payment by Delco and the pre-tax charges described above related to the realignment of the Company's North American FR-4 business operations, the closure of Dielektra's mass lamination operation and related workforce reductions, compared with a loss from operations of $0.4 million for the six months ended September 1, 2002, including the pre-tax gain described above. Excluding the pre-tax gains and the pre-tax charges described above, the Company reported losses from operations of $2.2 million and $4.5 million, respectively, for the three months and six months ended August 31, 2003 compared with losses of $1.7 million and $3.5 million, respectively, for the three months and six months ended September 1, 2002.

        Interest and other income, net, principally investment income, was $0.8 million and $1.5 million, respectively, for the three-month and six-month periods ended August 31, 2003 compared with $0.8 million and $1.7 million, respectively, for last fiscal year's comparable periods. The decrease in investment income for the six-month period was attributable to declines in prevailing interest rates. The Company's investments were primarily short-term taxable instruments.

        The Company's effective income tax rates for continuing operations, excluding the pre-tax gains and the pre-tax charges described above, for the three-month and six-month periods ended August 31, 2003 were 30.0% compared with the same rates for the three-month and six-month periods ended September 1, 2002. The effective income tax rates on earnings, including the pre-tax gains and the pre-tax charges, were 24.1% and 31.7% for the three months and six months ended August 31, 2003, principally as a result of the tax impact of the gain on the Delco litigation payment compared with 30.0% for the three-month and six-month periods ended September 1, 2002.

        For the reasons set forth above, net earnings for the three-month period ended August 31, 2003, including the non-recurring, pre-tax gain described above related to the payment by Delco Electronics Corporation of the judgment in favor of the Company's subsidiary, Nelco Technology, Inc. and the pre-tax charges described above related to the realignment of the Company's North American FR-4 business operations, were $19.0 million compared with net earnings of $1.6 million for the three-month period ended September 1, 2002, including the pre-tax gain described above related to the sale of DPI, and net earnings for the six-month period ended August 31, 2003, including the non-recurring, pre-tax gain described above related to the payment by Delco and the pre-tax charges described above related to the realignment of the Company's North American FR-4 business operations, the closure of Dielektra's mass lamination operation and related workforce reductions, were $10.6 million compared with net earnings of $1.0 million for the six-month period ended September 1, 2002, including the pre-tax gain described above related to the sale of DPI. Excluding the non-recurring, pre-tax gain and the pre-tax charges described above, the Company reported net losses of $1.0 million and $2.1 million, respectively, for the three-month and six-month periods ended August 31, 2003, compared with net losses of $0.6 million and $1.3 million, respectively, for the three-month and six-month periods ended September 1, 2002, excluding the pre-tax gain described above relating to the sale of DPI.

       Basic and diluted earnings per share, including the non-recurring, pre-tax gain and pre-tax charges described above, were $0.96 and $0.95, respectively, for the three-month period ended August 31, 2003 and $0.54 and $0.53, respectively, for the six-month period ended August 31, 2003, compared to basic and diluted earnings per share of $0.08 and $0.05, respectively, for the three-month and six-month periods ended September 1, 2002, including the pre-tax gain described above related to the sale of DPI. Basic and diluted per share losses for the three-month and six-month periods ended August 31, 2003, excluding the non-recurring, pre-tax gain and the pre-tax charges described above, were $0.05 and $0.11, respectively, compared to basic and diluted per share losses, excluding the pre-tax gain for the prior year's comparable periods, of $0.03 and $0.06, respectively.

Liquidity and Capital Resources:

        At August 31, 2003, the Company's cash and temporary investments were $191.7 million compared with $162.9 million at March 2, 2003, the end of the Company's 2003 fiscal year. The increase in the Company's cash and investments at August 31, 2003 was attributable to cash received from Delco Electronics Corporation in payment of the judgment in favor of the Company's subsidiary, Nelco Technology, Inc., in its lawsuit against Delco. The Company's working capital (which includes cash and temporary investments) was $180.0 million at August 31, 2003 compared with $170.3 million at March 2, 2003. The increase in working capital at August 31, 2003 compared with March 2, 2003 was due principally to the increases in cash and temporary investments and other current assets, which were only partially offset by a reduction in accounts receivable and increases in accrued liabilities and income taxes payable. The increase in accrued liabilities was due to the provision for charges related to the Company's realignment of its North American FR-4 business operations, and the increase in income taxes payable was a result of the increase in the Company's taxable income. The Company's current ratio (the ratio of current assets to current liabilities) was 4.2 to 1 at August 31, 2003 compared to 5.2 to 1 at March 2, 2003.

       During the six-months ended August 31, 2003, the Company generated $3.8 million of cash from operating activities, excluding $3.8 million paid as severance in connection with workforce reductions and the $33.1 million that the Company received on July 1, 2003 from Delco Electronics Corporation in settlement of the lawsuit by the Company's subsidiary, Nelco Technology, Inc., against Delco. See Notes 8 and 10 of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Report and Item 1 of Part II of this Report for additional information regarding the lawsuit. During the same six-month period, the Company expended $2.1 million for the purchase of property, plant and equipment compared with $4.1 million for the six-month period ended September 1, 2002 and paid $2.4 million in dividends on its common stock during the six months ended August 31, 2003 compared with $2.3 million during the six months ended September 1, 2002.

        At August 31, 2003, the Company had no long-term debt. The Company believes its financial resources will be sufficient, for the foreseeable future, to provide for continued investment in working capital and property, plant and equipment and for general corporate purposes. Such resources would also be available for purchases of the Company's common stock, appropriate acquisitions and other expansions of the Company's business.

        The Company is not aware of any circumstances or events that are reasonably likely to occur that could materially affect its liquidity.

        The Company's liquidity is not dependent on the use of, and the Company is not engaged in, any off-balance sheet financing arrangements, such as securitization of receivables or obtaining access to assets through special purpose entities.

         The Company's contractual obligations and other commercial commitments to make future payments under contracts, such as lease agreements, consist only of operating lease commitments. The Company has no long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments or contingent commitments, other than a standby letter of credit in the amount of $1,728,000 to secure the Company's obligations under its workers' compensation insurance program.

Environmental Matters:

        In the six-month periods ended August 31, 2003 and September 1, 2002 the Company charged less than $0.1 million against pretax income for environmental remedial response and voluntary cleanup costs (including legal fees). While annual expenditures have generally been constant from year to year and may increase over time, the Company expects it will be able to fund such expenditures from available cash. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At August 31, 2003 and March 2, 2003, the recorded liabilities in accrued liabilities for environmental matters were approximately $4.1 million and $4.2 million, respectively. Management does not expect that environmental matters will have a material adverse effect on the liquidity, capital resources, business, consolidated results of operations or consolidated financial position of the Company.

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

     Restructuring

     During the fiscal year ended March 2, 2003, the Company recorded significant charges in connection with the realignment of its North American FR-4 business operations, the closures of its mass lamination operation in Germany and its manufacturing facility in England and employee severance costs at a North
American business unit; during the three-month period ended June 1, 2003, the Company recorded additional significant charges in connection with the realignment of its North American FR-4 business operations, the closure of its mass lamination operation in Germany and related employee severance costs; and during the three-month period ended August 31, 2003, the Company recorded additional significant charges in connection with the realignment of its North American FR-4 business operations. During the fiscal year ended March 3, 2002, the Company recorded significant charges in connection with the restructuring relating to the sale of Nelco Technology, Inc., the closure of a related support facility and the realignment of Dielektra, GmbH. These charges include estimates pertaining to employee separation costs and the settlements of contractual obligations resulting from the Company's actions. Although the Company does not anticipate significant changes, the actual costs incurred by the Company may differ from these estimates.

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
Risk.

       The Company's market risk exposure at August 31, 2003 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form
10-K for the fiscal year ended March 2, 2003.

Item 4.   Controls and Procedures.

    (a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of August 31, 2003, the end of the period covered by this quarterly report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

  (b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

       On November 29, 2000, after a five day trial in Phoenix, Arizona, a jury awarded damages to NTI in the amount of $32.3 million, and on December 12, 2000 the judge in the United States District Court entered judgment for NTI on its claim of breach of the implied covenant of good faith and fair dealing with damages in the amount of $32.3 million. Both parties filed motions for post-judgment relief and a new trial, all of which the judge denied, and both parties appealed the decision to the United States Court of Appeals for the Ninth Circuit in San Francisco. The appeals were fully briefed, and on December 2, 2002 the parties presented their oral arguments to a panel of three judges in the Court of Appeals for the Ninth Circuit. On May 7, 2003, the three judge panel rendered a unanimous decision affirming the jury verdict. On June 17, 2003, the United States District Court for the District of Arizona entered final judgment in favor of NTI, and Delco paid NTI on July 1, 2003. NTI received a net amount of $33.1 million. See
Note 10 of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

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

        In the first quarter of the fiscal year ended March 3, 2002, the Company sold the assets and business of NTI and recorded pre-tax charges of approximately $15.7 million in its 2002 fiscal year first quarter ended May 27, 2001 in connection with the sale of NTI and the closure of a related support facility also located in Arizona. See Note 8 of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.


Item 4.   Submission of Matters to a Vote of Security Holders.

        At  the Annual Meeting of Shareholders held on July 17,
2003:

      (a) the persons elected as directors of the Company and the voting for such persons were as follows:

                                              Authority
          Name            Votes For            Withheld
          ----             --------            --------
     Mark S. Ain          17,521,311           573,588
     Anthony Chiesa       13,349,049          4,745,850
     Lloyd Frank          13,694,808          4,400,091
     Brian E. Shore       14,100,833          3,994,066
     Jerry Shore          13,465,173          4,629,726

Item 6.   Exhibits and Reports on Form 8-K.

   (a)  Exhibits:

     31.1 Certification of Chief Executive Officer pursuant to
           78 U.S.C. Section 78m(a), as adopted pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002, and
           Exchange Act Rules 13a-14(a) or 15d-14(a).

     31.2 Certification of Chief Financial Officer pursuant to
           78 U.S.C. Section 78m(a), as adopted pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002, and
           Exchange Act Rules 13a-14(a) or 15d-14(a).

     32.1 Certification of Chief Executive Officer pursuant to
           18 U.S.C. Section 1350, as adopted pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Financial Officer pursuant to
           18 U.S.C. Section 1350, as adopted pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002.

    (b)  Reports on Form 8-K:

      Report on Form 8-K, dated June 26, 2003, Commission File No. 1-4415, reporting in Item 12 that Park issued a news release on June 26, 2003 reporting its results of operations for the fiscal year 2004 first quarter ended June 1, 2003 and furnishing the news release to the Securities and Exchange Commission.



                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Park Electrochemical Corp.
                                   --------------------------
                                         (Registrant)


                                   /s/Brian E. Shore
Date:  October 14, 2003            -----------------------
                                         Brian E. Shore
                                         President and
                                     Chief Executive Officer


                                   /s/Murray O. Stamer
Date:  October 14, 2003            -----------------------
                                         Murray O. Stamer
                                     Senior Vice President and
                                      Chief Financial Officer



                         EXHIBIT INDEX

  Exhibit No.  Name                                      Page
  -----------  ----                                      ----

  31.1         Certification of Chief Executive
               Officer pursuant to 78 U.S.C. Section
               78m(a), as adopted pursuant to
               Section 302 of the Sarbanes-Oxley Act
               of 2002, and Exchange Act Rules 13a-
               14(a) or 15d-14(a)                          27

  31.2         Certification of Chief Financial
               Officer pursuant to 78 U.S.C. Section
               78m(a), as adopted pursuant to
               Section 302 of the Sarbanes-Oxley Act
               of 2002, and Exchange Act Rules 13a-
               14(a) or 15d-14(a)                          29

  32.1         Certification of Chief Executive
               Officer pursuant to 18 U.S.C. Section
               1350, as adopted pursuant to Section
               906 of the Sarbanes-Oxley Act of 2202       31

  32.2         Certification of Principal Financial
               Officer pursuant to 18 U.S.C. Section
               1350, as adopted pursuant to Section 906
               of the Sarbanes-Oxley Act of 2002           32