Form 10-Q
period 2003-11-30
PARK ELECTROCHEMICAL CORP
filed 2004-01-13
CIK 76267

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                           FORM 10-Q


(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2003

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 19,782,521 as of January 9, 2004.









                  PARK ELECTROCHEMICAL CORP.
                       AND SUBSIDIARIES

                       TABLE OF CONTENTS


                                                         Page
PART I.    FINANCIAL INFORMATION:                        Number

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets
           November 30, 2003 (Unaudited) and March
           2, 2003......................................   3

           Consolidated Statements of Operations
           13 weeks and 39 weeks ended November 30, 2003
           and December 1, 2002 Unaudited...............   4

           Condensed Consolidated Statements of Cash
           Flows 39 weeks ended November 30, 2003
           and December 1, 2003 (Unaudited).............   5

           Notes to Condensed Consolidated Financial
           Statements (Unaudited).......................   6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations...................................  13

           Factors That May Affect Future Results.......  23

  Item 3.  Quantitive and Qualitative Disclosures About
           Market Risk..................................  23

  Item 4.  Controls and Procedures......................  23

PART II.   OTHER INFORMATION:

  Item 1.  Legal Proceedings............................  25

  Item 6.  Exhibits and Reports on Form 8-K.............  26


SIGNATURES............................................... 27

EXHIBIT INDEX............................................ 28












                PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements.

                  PARK ELECTROCHEMICAL CORP.
                       AND SUBSIDIARIES

             CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands)

                                     November 30,
                                         2003        March 2,
                                     (Unaudited)      2003*
ASSETS
Current assets:
 Cash and cash equivalents            $119,873       $111,036
 Marketable securities                  62,948         51,899
 Accounts receivable, net               33,593         30,272
 Inventories (Note 2)                   13,309         12,688
 Prepaid expenses and other current
  assets                                 4,268          4,690
                                      ---------      ---------
   Total current assets                233,991        210,585

Property, plant and equipment, net      87,198         90,503

Other assets                               527            454
                                      ---------      ---------
   Total                              $321,716       $301,542

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                     $ 15,862       $ 15,145
 Accrued liabilities                    31,848         21,790
 Income taxes payable                    4,385          3,376
                                      ---------      ---------
   Total current liabilities            52,095         40,311

Deferred income taxes                    2,647          4,539

Deferred pension liability              12,191         10,991

Stockholders' equity:
 Common stock                            2,037          2,037
 Additional paid-in capital            133,085        133,172
 Retained earnings                     125,525        117,506
 Treasury stock, at cost                (4,213)        (4,582)
 Accumulated other non-owner changes    (1,651)        (2,432)
                                      ---------      ---------
   Total stockholders' equity          254,783        245,701
                                      ---------      ---------
   Total                              $321,716       $301,542
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

See accompanying Notes to the Consolidated Financial
Statements.



                  PARK ELECTROCHEMICAL CORP.
                       AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
       (Amounts in thousands, except per share amounts)

                              13 Weeks Ended           39 Weeks Ended
                                (Unaudited)              (Unaudited)
                          November 30, December 1,  November 30, December 1,
                             2003         2002         2003         2002
                          ------------ -----------  ------------ -----------
Net sales                   $54,277     $53,587      $151,374     $167,049

Cost of sales                45,872      48,179       133,701      149,171
                            --------    --------     ---------    ---------
Gross profit                  8,405       5,408        17,673       17,878

Selling, general and
 administrative expenses      8,319       6,608        22,080       22,603

Litigation settlement gain        -           -       (33,088)           -
 (Note 8 and 10)

Restructuring and                 -       4,794        14,580        4,794
severance charges (Note 4)

Gain on sale of of UK
real estate (Note 11)          (429)          -          (429)           -

Gain on sale of DPI (Note 9)      -           -             -       (3,170)
                             -------     -------       -------      -------
Income (loss)
 from operations                515      (5,994)       14,530       (6,349)

Interest and other income       708         824         2,205        2,537
                             -------     -------       -------      -------

Earnings (loss) before
 income taxes                 1,223      (5,170)       16,735       (3,812)

Income tax provision            238         134         5,163          541
                             -------    --------      --------     --------

Net earnings (loss)          $  985     $(5,304)     $ 11,572      $(4,353)
                             -------    --------     --------      --------
Earnings (loss) per share
 (Note 5):
  Basic                      $  .05     $  (.27)     $    .59      $  (.22)
  Diluted                    $  .05     $  (.27)     $    .58      $  (.22)

Weighted average number
 of common and common
 equivalent shares
 outstanding:
  Basic                      19,763      19,682        19,744        19,671
  Diluted                    20,083      19,682        19,932        19,671

Dividends per share         $   .06     $   .06       $   .18       $   .18

See accompanying Notes to the Consolidated Financial Statements


                  PARK ELECTROCHEMICAL CORP.
                       AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Amounts in thousands)
                                               39 Weeks Ended
                                                 (Unaudited)
                                          ---------------------------
                                          November 30,    December 1,
							   2003            2002
Cash flows from operating activities:
 Net earnings (loss)                       $ 11,572       $ (4,353)
 Depreciation and amortization                8,998         13,620
 Gain on sale of Dielectric
  Polymers, Inc.                                  -         (3,170)
 Gain on sale of fixed assets                  (429)             -
 Non cash restructuring charges                   -          2,150
 Change in operating assets and liabilities   4,949           (214)
                                            --------       --------
Net cash provided by operating activities    25,090          8,461
                                            --------       --------
Cash flows from investing activities:
 Purchases of property, plant and
  equipment, net                             (3,750)        (5,436)
 Proceeds from the sale of Dielectric
  Polymers, Inc.                                  -          5,000
 Proceeds from the sale of fixed assets       1,954              -
 Purchases of marketable securities         (67,676)       (46,005)
 Proceeds from sales and maturities
  of marketable securities                   56,627         39,558
                                            --------       --------

  Net cash used in investing activities     (12,845)        (6,883)
                                            --------       --------
Cash flows from financing activities:
 Dividends paid                              (3,553)        (3,507)
 Proceeds from exercise of stock options        282            370
                                            --------       --------
  Net cash used in financing activities      (3,271)        (3,137)
                                            --------       --------
Change in cash and cash equivalents before
 exchange rate changes                        8,974         (1,559)

Effect of exchange rate changes on cash
 and cash equivalents                          (137)           667
                                            --------       --------
Change in cash and cash equivalents           8,837           (892)
Cash and cash equivalents, beginning
 of period                                  111,036         99,492
                                           ---------      ---------
Cash and cash equivalents, end of period   $119,873        $98,600
                                           =========      =========
Supplemental cash flow information:
 Cash paid during the period for income
  taxes                                    $  5,471        $ 1,400

See accompanying Notes to the Consolidated Financial
Statements.



                  PARK ELECTROCHEMICAL CORP.
                       AND SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)
       (Amounts in thousands, except per share amounts)


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of November 30, 2003, the consolidated statements of operations for the 13 weeks and 39 weeks ended November 30, 2003 and December 1, 2002, and the condensed consolidated statements of cash flows for the 39 weeks then ended have been prepared by the Company, without audit. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at November 30, 2003 and the results of operations and cash flows for all periods presented.

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

2.   INVENTORIES

     Inventories consisted of the following:

                                     November 30,   March 2,
                                        2003          2003
     Raw materials                    $ 4,285       $ 4,072
     Work-in-process                    3,493         3,424
     Finished goods                     5,049         4,680
     Manufacturing supplies               482           512
                                      -------       -------
                                      $13,309       $12,688
                                      =======       =======

3.   STOCK OPTIONS

       As of November 30, 2003, the Company had two fixed stock option plans. All options under the plans had an exercise price equal to the market value of the underlying common stock of the Company on the date of grant. The Company continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations for the plans. If compensation costs of the grants had been determined based upon the fair market value at the grant dates consistent with the FASB No. 123 "Accounting for Stock-Based Compensation", the Company's net earnings and earnings per share would have approximated the amounts shown below.

                               13 weeks ended           39 weeks ended
                          ------------------------  ------------------------
                          November 30, December 1,  November 30, December 1,
                             2003         2002         2003         2002
Net Earnings               $  985       $(5,304)      $11,572     $(4,353)
Deduct: Total stock-
based employee
compensation determined
under fair value based
method for all awards,        474           475         1,379       1,450
net of tax effects         ------       --------     --------     --------
Pro forma net income (loss)$  511       $(5,779)      $10,193     $(5,803)
                           ======       ========     ========     ========
EPS-basic as reported      $ 0.05       $ (0.27)      $  0.59     $ (0.22)
                           ======       ========     ========     ========
EPS-basic pro forma        $ 0.03       $ (0.29)      $  0.52     $ (0.30)
                           ======       ========     ========     ========
EPS-diluted as reported    $ 0.05       $ (0.27)      $  0.58     $ (0.22)
                           ======       ========     ========     ========
EPS-diluted pro forma      $ 0.03       $ (0.29)      $  0.51     $ (0.30)
                           ======       ========     ========     ========

4.   REALIGNMENT AND SEVERANCE CHARGES

     The Company recorded pre-tax charges of $8,076 during the first quarter of fiscal year 2004 related to the closure of the Company's mass lamination operation in Cologne, Germany, the realignment of its North America FR-4 business operations in Newburgh, New York and Fullerton, California and related workforce reductions and recorded pre-tax charges of $6,504 during the second quarter of fiscal year 2004 related to the realignment of its North American FR-4 business operations.

     The components of these charges and the related liability balances and activity for the quarter ended November 30, 2003 are set forth below.

                                     Charges               11/30/03
                         Closure     Incurred              Remaining
                         Charges     or Paid   Reversals  Liabilities
                         -------    ---------  ---------  -----------
Dielektra charges:
  Severance payments     $ 6,142      $4,679      $ -       $1,463

NY/CA Realignment
charges:
  Lease payments, taxes,
   utilities and other     7,292         475        -        6,817
  Severance payments       1,146       1,146        -            -
                         -------      ------      ----      ------
                         $14,580      $6,300      $ -       $8,280
                         =======      ======      ====      ======

     The severance payments are for the termination of hourly and salaried, administrative, manufacturing and support employees. Such employees were terminated during the 2004 fiscal year first, second and third quarters. The severance payments have been paid, and are expected to continue to be paid, to such employees in installments during fiscal year 2004. The lease charges cover one lease obligation payable through December 2004 and a portion of another lease obligation payable through September 2013.

     The Company recorded pre-tax charges of $4,674 and $120 in the fiscal year 2003 third quarter ended December 1, 2002 in connection with the closure of its Nelco UK manufacturing facility located in Skelmersdale, England and severance costs at a North American business unit. The components of these charges and the related liability balances at November 30, 2003 are set forth below.

                                     Charges               11/30/03
                         Closure   Incurred or             Remaining
                         Charges      Paid     Reversals  Liabilities
                         -------   ----------- ---------  -----------
United Kingdom charges:
 Impairment of long
  lived assets           $1,993      $1,993       $  -       $  -

 Severance payments
  and related costs       1,997       1,997          -          -

 Utilities, maintenance,
  taxes, other              684         684          -          -
                         ------      ------       ----       ----
                          4,674       4,674          -          -
Other severance payments
 and related costs          120         120          -          -
                         ------      ------       ----       ----
                         $4,794      $4,794       $  -       $  -
                         ======      ======       ====       ====

     The severance payments and related costs are for the termination of hourly and salaried, administrative, manufacturing and support employees, most of whom were terminated during the 2003 fiscal year third and fourth quarters, and the remainder of whom were terminated during the 2004 fiscal year first, second and third quarters. Severance payments and related costs for such terminated employees (totaling $2,117) were paid during such quarters.

     As a result of the foregoing employee terminations and other less significant employee terminations in connection with business contractions and in the ordinary course of business and employee resignations and retirements in the ordinary course of business, the total number of employees employed by the Company declined to approximately 1,240 as of August 31, 2003 from approximately 1,490 as of March 2, 2003. As a result of the Company's realignment of its North American FR-4 business operations and the concomitant workforce increase at the Company's California facility and the increase in the Company's sales during the 2004 fiscal year third quarter, the total number of employees employed by the Company increased to approximately 1,260 as of November 30, 2003.

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

     The following table sets forth the basic and diluted weighted average number of shares of common stock and potential common stock equivalents outstanding during the periods specified:

                           13 weeks ended            39 weeks ended
                      ------------------------  ------------------------
                      November 30, December 1,  November 30, December 1,
                         2003         2002         2003         2002
Weighted average
 shares outstanding
 for basic EPS           19,763      19,682       19,744       19,671

Weighted average
 shares outstanding
 for diluted EPS         20,083      19,682       19,932       19,671

     Common stock equivalents, which were not included in the computation of diluted earnings per share because either the effect would have been antidilutive or the options' exercise prices were greater than the average market price of the common stock, were 57 and 448 for the thirteen weeks ended November 30, 2003 and December 1, 2002, respectively, and 191 and 471 for the thirty-nine weeks ended November 30, 2003 and December 1, 2002, respectively.

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

     Financial information concerning the Company's operations by geographic area follow:

                        13 Weeks Ended            39 Weeks Ended
                    ------------------------  ------------------------
                    November 30, December 1,  November 30, December 1,
                       2003         2002         2003         2002
     Sales:
     North America    $26,793     $28,505      $ 76,659     $ 91,832
     Europe            12,755      14,396        35,587       41,265
     Asia              14,729      10,686        39,128       33,952
                      -------     -------      --------     --------
       Total sales    $54,277     $53,587      $151,374     $167,049
                      =======     =======      ========     ========

                                    November 30,     March 2,
                                       2003            2003
     Long-lived assets:
     United States                    $39,936        $44,425
     Europe                            26,233         25,373
     Asia                              21,556         21,159
                                      -------        -------
       Total long-lived assets        $87,725        $90,957
                                      =======        =======

7.   COMPREHENSIVE INCOME

     Total comprehensive income (loss) for the 13 weeks ended November 30, 2003 and December 1, 2002 was $2,506 and ($5,208), respectively. Total comprehensive income (loss) for the 39 weeks ended November 30, 2003 and December 1, 2002 was $12,353 and ($958), respectively. Comprehensive income consisted primarily of net income and foreign currency translation adjustments and unrealized gains and losses on marketable securities.

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

     In connection with the sale of NTI and the closure of the related support facility, the Company recorded non-recurring, pre-tax charges of $15,707 in its fiscal year 2002 first quarter ended May 27, 2001. The components of these charges and the related liability balances and activity from the May 27, 2001 balance sheet date to the November 30, 2003 balance sheet date are set forth below:

                                        Charges               11/30/03
                            Closure   Incurred or             Remaining
                            Charges      Paid      Reversals  Liabilities
                            -------   -----------  ---------  -----------
NTI charges:
 Loss on sale of assets
  and busines               $10,580     $10,580       $ -        $  -
 Severance payments             387         387         -           -
 Medical and other costs         95          95         -           -

Support facility charges:
 Impairment of long
  lived assets                2,058       2,058         -           -
 Write down of accounts
  receivable                    350         319        31           -
Write down of inventory         590         590         -           -
 Severance payments             688         688         -           -
 Medical and other costs        133         133         -           -
 Lease payments, taxes,
  utilities, maintenance        781         458         -         323
 Other                           45          45         -           -
                            -------     -------       ---        ----
                            $15,707     $15,353       $31        $323
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

10.  LITIGATION SETTLEMENT

     The United States District Court for the District of Arizona has entered final judgment in favor of the
     Company's subsidiary, Nelco Technology, Inc., in its lawsuit against Delco Electronics Corporation, a subsidiary of Delphi Automotive Systems Corporation, on Nelco's claim for breach of the implied covenant of good faith and fair dealing. As a result, the Company received a net amount of $33 million from Delco on July 1, 2003 in settlement of the lawsuit.

11.  SALE OF UK REAL ESTATE

     During  the third quarter of fiscal year 2004, the Company
     sold   real  estate  previously  used  by  its  Nelco   UK
     subsidiary, which has ceased operations. As a result, the company recorded a pre-tax gain of $429.


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

      The Company's sales increased slightly in the three-month period ended November 30, 2003 compared with last fiscal year's comparable period principally as a result of continuing increases in sales of the Company's advanced technology products and sales by the Company's operations in Asia, while the Company's sales declined in the nine-month period ended November 30, 2003 compared with last fiscal year's comparable period as a result of declines in sales by the Company's North American and European operations.

      The earnings growth that the Company achieved during its 2001 and 2000 fiscal years halted in the 2002 fiscal year as a result of a severe downturn in the global electronics industry, and the industry continued to be very depressed throughout the 2003 fiscal year and during the 2004 fiscal year first and second quarters.

      The electronics industry began to improve slightly at the end of the 2004 fiscal year second quarter and continued to improve in the third quarter, and there exist some indications that the improvement will continue. However, it is not completely clear whether and to what degree the improvement is sustainable. The Company's advanced electronic materials business and its business unit in Singapore, which serves the Asian electronic materials markets, performed reasonably well during the three-month and nine-month periods ended November 30, 2003, while the Company's higher-volume FR-4 business units in Europe and North America performed poorly.

      During the three months ended November 30, 2003, the Company opened a facility at its advanced products business unit in Arizona that had been constructed in its 2002 fiscal year and that is now being well utilized, continued the construction of its facility expansion in Singapore and proceeded with its final planning for the installation of a new manufacturing facility in China.

      During the six months ended August 31, 2003, the Company realigned its North American FR-4 business operations located in New York and California. As part of the realignment, the New York operation was scaled down to a smaller focused operation and the California operation was scaled up to a larger volume operation, and there were significant workforce reductions at the Company's New York facility and significant workforce increases at the Company's California facility, with the end result being a net reduction in the Company's workforce in North America. A large portion of the New York facility was mothballed, and the Company will have the flexibility in the future to scale back up the Newburgh, New York facility if the opportunity to do so presents itself. The realignment was designed to help the Company achieve improved operating and cost efficiencies in its North American FR-4 business and to help the Company best service all of its North American customers.

     In the Company's 2004 fiscal year first quarter, Dielektra GmbH, the Company's advanced electronic materials business located in Cologne, Germany, closed its mass lamination operation. Dielektra's mass lamination operation supplied higher-end mass lamination products to European circuit board manufacturers. However, the market for these products in Europe had eroded to the point where the Company no longer believed it was possible to operate a viable mass lamination business in Europe, and the Company did not believe that, at any time in the foreseeable future, the higher-end European mass lamination market would recover to the extent necessary to justify the Company's operating a mass lamination business in Europe. As a result of the closure of its mass lamination operation, Dielektra's manufacturing operations consist exclusively of high technology treating and Dielektra's proprietary DatlamT automated continuous laminate manufacturing. The Company is continuing to review its FR-4 manufacturing operations in Europe.

      As a result of the Company's realignment of its North American FR-4 business operations and closure of Dielektra's mass lamination operation in Germany and related workforce reductions, the Company recorded pre-tax charges totaling $8.1 million in the Company's 2004 fiscal year first quarter, and the Company recorded additional pre-tax charges of $6.5 million in the 2004 fiscal year second quarter due to such realignment. The Company also recorded a pre-tax gain of $0.4 million in the 2004 fiscal year third quarter resulting from the sale of real estate previously used by its Nelco UK subsidiary, which ceased operations after its closure in the 2003 fiscal year third quarter. See Note 4 of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Report for additional information regarding the realignment and closures.

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

     In May 1998, the Company and NTI filed a complaint against Delco and the Delphi Automotive Systems unit of General Motors Corp. in the United States District Court for the District of Arizona. The complaint alleged, among other things, that Delco breached its contract to purchase semi-finished multilayer printed circuit boards from NTI and that Delphi interfered with NTI's contract with Delco, that Delco breached the covenant of good faith and fair dealing implied in the contract, that Delco engaged in negligent misrepresentation and that Delco fraudulently induced NTI to enter into the contract. In November 2000, a jury awarded damages to NTI in the amount of $32.3 million, and in December 2000 the judge in the United States District Court for the District of Arizona entered judgment for NTI on its claim of breach of the implied covenant of good faith and fair dealing with damages in the amount of $32.3 million. Both parties appealed the decision to the United States Court of Appeals for the Ninth Circuit in San Francisco; and in May 2003, a panel of three judges in the Court of Appeals for the Ninth Circuit rendered a unanimous decision affirming the jury verdict. In June 2003, the United States District Court for the District of Arizona entered final judgment in favor of NTI; and, on July 1, 2003, NTI received a net amount of $33.1 million in payment of such judgment. The Company recorded a non-recurring, pre-tax gain of $33.1 million in the 2004 fiscal year second quarter related to such payment. See Item 1 of Part II of this Report for additional information regarding the lawsuit against Delco.

       The   Company  is  not  engaged  in  any  related  party
transactions involving relationships or transactions with persons or entities that derive benefits from their non-independent relationship with the Company or the Company's related parties, or in any transactions with parties with whom the Company or its related parties have a relationship that enables the parties to negotiate terms of material transactions that may or would not be available from other, more clearly independent parties on an arm's-length basis, or in any trading activities involving non-exchange traded commodity or other contracts that are accounted for at fair value or otherwise or in any energy trading or risk management activities, other than certain limited foreign currency contracts intended to hedge the Company's contractual commitments to pay certain obligations or to realize certain receipts in foreign currencies and certain limited energy purchase contracts intended to protect the Company from increased utilities costs.

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

Three  and  Nine Months Ended November 30, 2003  Compared  with
Three and Nine Months Ended December 1, 2002:

      The Company's operations generated a modest profit during the three months ended November 30, 2003 as a result of a small increase in net sales and a significant improvement in its gross profit margin resulting from higher percentages of sales of higher margin, advanced technology products and reduced costs compared to last years comparable three-month period, and the Company reported net earnings of $985 thousand for the three-month period after a pre-tax gain of $429 thousand on the sale of real estate previously used by its Nelco UK subsidiary which has ceased operations. However, during the nine-months ended November 30, 2003, the Company's operations generated a loss, despite an improvement in the Company's gross profit margin, as the markets for sophisticated printed circuit materials continued to experience depressed conditions during the 2004 fiscal year first and second quarters. For the nine months ended November 30, 2003, the Company reported net earnings of $11.6 million after the gain on the sale of the UK real estate, after a pre-tax gain of $33.1 million related to the payment by Delco Electronics Corporation of the judgment against it in favor of the Company's subsidiary, Nelco Technology, Inc., in the lawsuit against Delco, and after pre-tax charges totaling $14.6 million related to the realignment of the Company's North American FR-4 business operations and the closure of Dielektra's mass lamination operation in Germany and related workforce reductions.

      While the Company's gross profit in the nine months ended November 30, 2003 was slightly lower than its gross profit in the prior fiscal year's first nine months, its gross profit in the 2004 fiscal year third quarter was substantially higher than the gross profit in the prior year's comparable quarter as a result of the Company's reductions of its costs and expenses and higher percentages of sales of higher margin, advanced technology products. These changes in gross profits were despite lower levels of sales of electronic materials in the nine months ended November 30, 2003 and only slightly increased sales in the third quarter, operating inefficiencies resulting from operating certain facilities at levels below their designed manufacturing capacities and from the Company's realignment of it North American FR-4 business operations, and competitive pressures.

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

      Operating results of the Company's advanced composite materials business were essentially the same for the three-month and nine-month periods ended November 30, 2003 as they were for the comparable periods in the 2003 fiscal year, but such results improved sequentially during the 2004 fiscal year first, second and third quarters due primarily to improved profit margins resulting from a more favorable product mix from quarter to quarter.

     Results of Operations

      Net sales for the three-month period ended November 30, 2003 increased 1% to $54.3 million from $53.6 million for last year's third quarter, while net sales for the nine-month period ended November 30, 2003 declined 9% to $151.4 million from $167.0 million for last fiscal year's comparable period. The increase in net sales during the third quarter was the result of increased sales of the Company's advanced technology products and increased sales by the Company's operations in Asia, which were partially offset by decreased sales by the Company's operations in Europe and North America. The decline in net sales during the nine months ended November 30, 2003 was the result of lower sales by the Company's operations in Europe and North America, which were only slightly offset by higher sales by the Company's operations in Asia.

      The Company's foreign operations accounted for $27.5 million and $74.7 million, respectively, of net sales, or 51% and 49% of the Company's total net sales worldwide, during the three-month and nine-month periods ended November 30, 2003 compared with $25.1 million and $75.2 million, respectively, of net sales, or 47% and 45%, respectively, of total net sales worldwide, during last fiscal year's comparable periods. Net sales by the Company's foreign operations during the three-month period ended November 30, 2003 increased 10% from the 2003 fiscal year comparable period, while net sales by the Company's foreign operations during the nine-month period ended November 30, 2003 declined about 1%. The increase in net sales by foreign operations during the third quarter was due to increased sales by the Company's operations in Asia, which were partially offset by decreased sales by the Company's operations in Europe. The decline in net sales by foreign operations during the nine months ended November 30, 2003 was due to a decrease in sales by the Company's operations in Europe, which resulted from decreases in sales by the Company's FR-4 operations and the Company's closure of its UK facility in the fourth quarter of its 2003 fiscal year.

      The overall gross profit as a percentage of net sales for the Company's worldwide operations improved to 15.5% and 11.7%, respectively, for the three months and nine months ended November 30, 2003 compared with 10.1% and 10.7% for last fiscal year's comparable periods. The increases in the gross profit were the result of higher percentages of sales of higher margin, advanced technology products and decreases in the Company's cost of sales.

      The Company's cost of sales decreased significantly compared to the comparable periods in the prior fiscal year due to personnel reductions and cost savings resulting from the Company's realignment of its North American FR-4 business, other cost reduction measures implemented by the Company, including workforce reductions and the reduction of overtime, and lower production volumes during the first and second quarters of the 2004 fiscal year. In addition, the Company continued to implement an annual salary freeze for significant numbers of salaried employees, especially senior management employees, and paid no performance bonuses or significantly reduced bonuses and other incentives.

      Selling, general and administrative expenses increased by $1.7 million, or by 26%, during the three-month period ended November 30, 2003 compared with last fiscal year's comparable period, but declined $0.5 million, or by 2%, during the nine-month period ended November 30, 2003, and these expenses, measured as a percentage of sales, were 15.3% and 14.6%, respectively, during the three-month and nine-month periods ended November 30, 2003 compared with 12.3% and 13.5%, respectively, during last fiscal year's comparable periods. Notwithstanding the decrease in selling, general and administrative expenses in dollar terms, the increase in the expenses as percentages of sales in the nine months ended
November 30, 2003 resulted from proportionately lower sales compared to the comparable periods in the last fiscal year. These expenses increased in the 2004 fiscal year third quarter compared to the 2003 fiscal year third quarter as a result of shipping costs incurred by the Company to meet its customers' customized manufacturing and quick-turn-around requirements.

     The Company recorded a pre-tax gain of $0.4 million in the 2004 fiscal year third quarter resulting from the sale of real estate in Skelmersdale, England previously used by its Nelco UK subsidiary, which ceased operations after its closure in the 2003 fiscal year third quarter, and a pre-tax gain of $33.1 million during the 2004 fiscal year second quarter related to the payment by Delco Electronics Corporation of the judgment against Delco in favor of the Company's subsidiary, Nelco Technology, Inc., in its lawsuit against Delco. The Company also recorded pre-tax charges totaling $8.1 million, and after-tax charges totaling $7.4 million, in the 2004 fiscal year first quarter in connection with the realignment of its North American FR-4 business operations, the closure of Dielektra's mass lamination operation in Germany and related workforce reductions and recorded additional pre-tax charges of $6.5 million, and after-tax charges of $4.9 million, in the 2004 fiscal year second quarter due to such realignment.

      The Company recorded pre-tax charges of $4.8 million in the 2003 fiscal year third quarter in connection with the closure of its Nelco UK manufacturing facility in Skelmersdale, England and severance costs at a North American business unit; and the Company recorded a pre-tax gain of $3.2 million in the 2003 fiscal year second quarter in connection with the sale of its Dielectric Polymers, Inc. ("DPI") subsidiary in June 2002 for $5.0 million cash.

      For the reasons set forth above, income from operations was $0.5 million for the three months ended November 30, 2003, including the pre-tax gain described above resulting from the sale of real estate in England, compared with a loss from operations of $6.0 million for the three months ended December 1, 2002, including the pre-tax charges described above relating to the closure of the Nelco UK manufacturing facility and severance costs at a North American business unit, and income from operations was $14.5 million for the nine months ended November 30, 2003, including the pre-tax gains described above resulting from the sale of real estate in England and the payment  by  Delco  Electronics  Corporation  of  the  judgment against it in favor of the Company's subsidiary, Nelco Technology, Inc., in Nelco's lawsuit against Delco and the pre-tax charges described above related to the realignment of the Company's North American FR-4 business operations, the closure of Dielektra's mass lamination operation and related workforce reductions, compared with a loss from operations of $6.3 million for the nine months ended December 1, 2002, including the pre-tax charges described above relating to the closure of the Nelco UK manufacturing facility and severance costs at a North American business unit and the pre-tax gain described above relating to the sale of DPI. Excluding the pre-tax gains and the pre-tax charges described above, the Company reported income from operations of $0.1 million and a loss from operations of $4.4 million, respectively, for the three months and nine months ended November 30, 2003 compared with losses of $1.2 million and $4.7 million, respectively, for the three months and nine months ended December 1, 2002.

      Interest and other income, net, principally investment income, was $0.7 million and $2.2 million, respectively, for the three-month and nine-month periods ended November 30, 2003 compared with $0.8 million and $2.5 million, respectively, for last fiscal year's comparable periods. The decreases in investment income were attributable to declines in prevailing interest rates. The Company's investments were primarily short-term taxable instruments.

      The Company's effective income tax rates for continuing operations, excluding the pre-tax gains and the pre-tax charges described above, for the three-month and nine-month periods ended November 30, 2003 were 30.0% compared with the same rates for the three-month and nine-month periods ended December 1, 2002. The effective income tax rates on earnings, including the pre-tax gains and the pre-tax charges, were 19.5% and 30.9% for the three months and nine months ended November 30, 2003, principally as a result of the tax impact of the gain on the Delco litigation payment, compared with negative rates of 2.6% and 14.2% principally as a result of the tax impact of the realignment and closure charges for the three-month and nine-month periods ended December 1, 2002.

      For the reasons set forth above, net earnings for the three-month period ended November 30, 2003, including the pre-tax gain described above resulting from the sale of real estate in England, were $1.0 million compared with a net loss of $5.3 million for the three-month period ended December 1, 2002, including the pre-tax charges described above relating to the closure of the Nelco U.K. manufacturing facility and severance costs at a North American business unit, and net earnings for the nine-month period ended November 30, 2003 were $11.6 million, including the pre-tax gains described above resulting from the sale of real estate in England and the payment by Delco Electronics Corporation of the judgment in favor of the Company's subsidiary, Nelco Technology, Inc., and the pre-tax charges described above related to the realignment of the Company's North American FR-4 business operations, the closure of Dielektra's mass lamination operation and related workforce reductions, compared with a net loss of $4.4 million for the nine-month period ended December 1, 2002, including the pre-tax charges described above relating to the closure of the Nelco UK manufacturing facility and severance costs at a North American business unit and the pre-tax gain described above related to the sale of DPI. Excluding the pre-tax gains and the pre-tax charges described above, the Company reported net earnings of $0.6 million and a net loss of $1.5 million, respectively, for the three-month and nine-month periods ended November 30, 2003, compared with net losses of $0.3 million and $1.5 million, respectively, for the three-month and nine-month periods ended December 1, 2002.

      Basic and diluted earnings per share, including the pre-tax gains and charges described above, were $0.05 for the three-month period ended November 30, 2003 and $0.59 and $0.58, respectively, for the nine-month period ended November 30, 2003, compared to basic and diluted losses per share of $0.27 and $0.22, respectively, for the three-month and nine-month periods ended December 1, 2002, including the pre-tax gain and pre-tax charges described above. Excluding the pre-tax gains and charges described above, basic and diluted earnings per share were $0.03 for the three months ended November 30, 2003 and basic and diluted losses per share were $0.08 for the nine months ended November 30, 2003, compared to basic and diluted per share losses, excluding the pre-tax gain and pre-tax charges for the prior year's comparable periods, of $0.01 and $0.08, respectively.

Liquidity and Capital Resources:

      At November 30, 2003, the Company's cash and temporary investments were $182.8 million compared with $162.9 million at March 2, 2003, the end of the Company's 2003 fiscal year. The increase in the Company's cash and investments at November 30, 2003 was attributable to cash received from Delco Electronics Corporation in payment of the judgment in favor of the Company's subsidiary, Nelco Technology, Inc., in its lawsuit against Delco. The Company's working capital (which includes cash and temporary investments) was $181.9 million at November 30, 2003 compared with $170.3 million at March 2, 2003. The increase in working capital at November 30, 2003 compared with March 2, 2003 was due principally to the increases in cash and temporary investments and accounts receivable, which were only partially offset by increases in accrued liabilities and income taxes payable. The increase in accounts receivable was due to increased sales, and the increase in accrued liabilities was due to the provision for charges related to the Company's realignment of its North American FR-4 business operations. The Company's current ratio (the ratio of current assets to current liabilities) was 4.5 to 1 at November 30, 2003 compared to 5.2 to 1 at March 2, 2003.

      During the nine-months ended November 30, 2003, cash used in the Company's operating activities, including $5.9 million paid as severance in connection with workforce reductions, was significantly enhanced by the $33.1 million that the Company received on July 1, 2003 from Delco Electronics Corporation in settlement of the lawsuit by the Company's subsidiary, Nelco Technology, Inc., against Delco, resulting in $25.1 million of cash provided from operating activities. See Notes 8 and 10 of the Notes to Consolidated Financial Statements in Item 1 of
Part I of this Report and Item 1 of Part II of this Report for additional information regarding the lawsuit. During the same nine-month period, the Company expended $3.8 million for the purchase of property, plant and equipment compared with $5.4 million for the nine-month period ended December 1, 2002 and paid $3.6 million in dividends on its common stock during the nine months ended November 30, 2003 compared with $3.5 million during the nine months ended December 1, 2002.

      At November 30, 2003, the Company had no long-term debt. The Company believes its financial resources will be sufficient, for the foreseeable future, to provide for continued investment in working capital and property, plant and equipment and for general corporate purposes. Such resources would also be available for purchases of the Company's common stock, appropriate acquisitions and other expansions of the Company's business.

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

Environmental Matters:

      In the nine-month periods ended November 30, 2003 and December 1, 2002 the Company charged less than $0.1 million against pretax income for environmental remedial response and voluntary cleanup costs (including legal fees). While annual expenditures have generally been constant from year to year and may increase over time, the Company expects it will be able to fund such expenditures from available cash. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At November 30, 2003 and March 2, 2003, the recorded liabilities in accrued liabilities for environmental matters were approximately $4.3 million and $4.2 million, respectively. Management does not expect that environmental matters will have a material adverse effect on the liquidity, capital resources, business, consolidated results of operations or consolidated financial position of the Company.

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

     Sales Allowances

      The Company provides for the estimated costs of sales allowances at the time such costs can be reasonably estimated. The Company is focused on manufacturing the highest quality electronic materials and other products possible and employs stringent manufacturing process controls and works with raw material suppliers who have dedicated themselves to complying with the Company's specifications and technical requirements. However, if the quality of the Company's products declines, the Company may incur higher sales allowances.

     Bad Debt

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

     Income Taxes

     The carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets, resulting in additional income tax expense in the Company's consolidated statement of operations. Management evaluates the realizability of the deferred tax assets quarterly and assesses the need for additional valuation allowances quarterly.

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
Risk.

     The Company's market risk exposure at November 30, 2003 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form
10-K for the fiscal year ended March 2, 2003.

Item 4.   Controls and Procedures.

     (a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of November 30, 2003, the end of the period covered by this quarterly report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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

      In November 2000, after a trial in Phoenix, Arizona, a jury awarded damages to NTI in the amount of $32.3 million, and in December 2000 the judge in the United States District Court entered judgment for NTI on its claim of breach of the implied covenant of good faith and fair dealing with damages in the amount of $32.3 million. Both parties appealed the decision to the United States Court of Appeals for the Ninth Circuit in San Francisco, and in May 2003, a panel of three judges in the Court of Appeals for the Ninth Circuit rendered a unanimous decision affirming the jury verdict. In June 2003, the United States District Court for the District of Arizona entered final judgment in favor of NTI, and Delco paid NTI on July 1, 2003. NTI received a net amount of $33.1 million. See Note 10 of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.

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


Item 6.   Exhibits and Reports on Form 8-K.

   (a)  Exhibits:

     31.1 Certification of Chief Executive Officer pursuant  to
           Exchange Act Rules 13a-14(a) or 15d-14(a).

     31.2 Certification of Chief Financial Officer pursuant  to
           Exchange Act Rules 13a-14(a) or 15d-14(a).

     32.1 Certification of Chief Executive Officer pursuant  to
           18  U.S.C.  Section  1350, as  adopted  pursuant  to
           Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Financial Officer pursuant  to
           18  U.S.C.  Section  1350, as  adopted  pursuant  to
           Section 906 of the Sarbanes-Oxley Act of 2002.

    (b)  Reports on Form 8-K:

      Report on Form 8-K, dated October 1, 2003, Commission File No. 1-4415, reporting in Item 12 that Park issued a news release on October 1, 2003 reporting its results of operations for the fiscal year 2004 second quarter ended August 31, 2003 and furnishing the news release to the Securities and Exchange Commission.


                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Park Electrochemical Corp.
                                   --------------------------
                                         (Registrant)


                                   /s/Brian E. Shore
Date:  January 13, 2004            -----------------------
                                        Brian E. Shore
                                        President and
                                    Chief Executive Officer


                                   /s/Murray O. Stamer
Date:  January 13, 2004            -----------------------
                                        Murray O. Stamer
                                   Senior Vice President and
                                    Chief Financial Officer




                         EXHIBIT INDEX



  Exhibit No.  Name                                      Page
  -----------  ----                                      ----

  31.1         Certification of Chief Executive
               Officer pursuant to Exchange Act
               Rules 13a-14(a) or 15d-14(a)               29



  31.2         Certification of Chief Financial
               Officer pursuant to Exchange Act
               Rules 13a-14(a) or 15d-14(a)               31

  32.1         Certification of Chief Executive
               Officer pursuant to 18 U.S.C. Section
               1350, as adopted pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002      33

  32.2         Certification of Principal Financial
               Officer pursuant to 18 U.S.C. Section
               1350, as adopted pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002      34