Form 10-K
period 2004-02-29
PARK ELECTROCHEMICAL CORP
filed 2004-05-14
CIK 76267

1

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

     For the fiscal year ended February 29, 2004

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

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
                                                  As of Close of
Title of Class         Aggregate Market Value       Business On
Common Stock,
par value $.10 per share    $457,489,328*         August 29,2003

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
                                Shares             As of Close of
Title of Class               Outstanding            Business On
Common Stock,
par value $.10 per share      19,847,937            May 7, 2004

DOCUMENTS INCORPORATED BY REFERENCE

Proxy  Statement for Annual Meeting of Shareholders  to  be  held
July 14, 2004 incorporated by reference into Part III of this Report.

*Included in such amount are 1,487,286 shares of common stock valued at $23.15 per share and held as of such date by Jerry
Shore, the Registrant's Chairman of the Board and a member of the Registrant's Board of Directors.

[cover page 2 of 2 pages]





                        TABLE OF CONTENTS

                                                         Page
PART I

Item 1.   Business.....................................     3
Item 2.   Properties...................................    14
Item 3.   Legal Proceedings............................    14
Item 4.   Submission of Matters to a Vote of Security
		Holders....................................    15
          Executive Officers of the Registrant.........    15

PART II

Item 5.   Market for the Registrant's Common Equity and
          Related Stockholder Matters..................    18
Item 6.   Selected Financial Data......................    18
Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations...................................    20
          Factors That May Affect Future Results.......    35
Item 7A.  Quantitative and Qualitative Disclosures
          About Market Risk............................    37
Item 8.   Financial Statements and Supplementary Data..    37
Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure.......    64
Item 9A   Controls and Procedures......................    64

PART III

Item 10.  Directors and Executive Officers of the
          Registrant...................................    65
Item 11.  Executive Compensation.......................    65
Item 12.  Security Ownership of Certain Beneficial
          Owners and Management and Related Stockholder
          Matters......................................    65
Item 13.  Certain Relationships and Related Transactions   66
Item 14.  Principal Accountant Fees and Services.......    66

PART IV

Item 15   Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K..........................    67

SIGNATURES..............................................   68

FINANCIAL STATEMENT SCHEDULES

  Schedule II - Valuation and Qualifying
                Accounts................................   69

EXHIBIT INDEX...........................................   70




                             PART I

Item 1.   Business.

General

       Park Electrochemical Corp. ("Park"), through its subsidiaries (unless the context otherwise requires, Park and its subsidiaries are hereinafter called the "Company"), is primarily engaged in the design, production and marketing of advanced electronic materials used to fabricate complex multilayer printed circuit boards and other electronic interconnection systems. Park specializes in advanced materials for high layer count circuit boards and high-speed and radio frequency microwave electronic systems and digital broadband telecommunications, internet and networking applications. Park's electronic materials business operates under the "Nelco" name through fully integrated business units in Asia, Europe and North America. The Company's electronic materials manufacturing facilities are located in Singapore, China, France, New York, Arizona and California.

     The Company is also engaged in the design, production and marketing of advanced composite materials through its FiberCote
Industries subsidiary in Waterbury, Connecticut.

     Park  was  founded  in  1954 by Jerry Shore,  the  Company's
Chairman of the Board and one of its largest shareholders.

      The sales and long-lived assets of the Company's operations by geographic area for the last three fiscal years are set forth in Note 17 of the Notes to Consolidated Financial Statements in
Item  8  of  Part  II  of  this  Report.  The  Company's  foreign operations are conducted principally by the Company's subsidiaries in Singapore, China and France. The Company's foreign operations are subject to the impact of foreign currency fluctuations. See Note 1 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

            In February 2004, the Company discontinued its financial support of Dielektra GmbH, the Company's wholly owned subsidiary located in Cologne, Germany. Dielektra had required substantial financial support from the Company, and the discontinuation of the Company's financial support resulted in the filing of an insolvency petition by Dielektra, which the Company believes will result in the eventual reorganization, sale or liquidation of Dielektra. In accordance with generally accepted accounting principles, the Company is treating Dielektra GmbH as a discontinued operation. Accordingly, the information in this Report has been adjusted to give effect to the Company's treatment of Dielektra GmbH as a discontinued operation. See Note 9 of the Notes to Consolidated Financial Statements in Item 8 of
Part II of this Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of
Part II of this Report.

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

                 Electronic Materials Operations

      The Company is a leading global designer and producer of advanced electronic materials used to fabricate complex multilayer printed circuit boards and other electronic interconnection systems, such as multilayer back-planes, wireless packages, high-speed/low-loss multilayers and high density interconnects ("HDIs"). The Company's multilayer printed circuit materials include copper-clad laminates and prepregs. The Company has long-term relationships with its major customers, which include leading independent printed circuit board fabricators, electronic manufacturing service companies, electronic contract manufacturers and major electronic original equipment manufacturers ("OEMs"). Multilayer printed circuit boards and interconnect systems are used in virtually all advanced electronic equipment to direct, sequence and control electronic signals between semiconductor devices (such as microprocessors and memory and logic devices), passive components (such as resistors and capacitors) and connection devices (such as infra-red couplings, fiber optics and surface mount connectors). Examples of end uses of the Company's digital printed circuit materials include high speed routers and servers, storage area networks, supercomputers, laptops, satellite switching equipment, cellular telephones and transceivers, wireless personal digital assistants ("PDAs") and wireless local area networks ("LANs"). The Company's radio frequency ("RF") printed circuit materials are used primarily for military avionics, antennas for cellular telephone base stations, automotive adaptive cruise control systems and avionic communications equipment. The Company has developed long-term relationships with major customers as a result of its leading edge products, extensive technical and engineering service support and responsive manufacturing capabilities.

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

      The Company believes that it is one of the world's largest manufacturers of advanced multilayer printed circuit materials. It also believes that it is one of only a few significant independent manufacturers of multilayer printed circuit materials in the world. The Company was the first manufacturer in the printed circuit materials industry to establish manufacturing presences in the three major global markets of North America, Europe and Asia, with facilities established in Europe in 1969 and Asia in 1986.

     Industry Background

     The electronic materials manufactured by the Company and its competitors are used primarily to construct and fabricate complex multilayer printed circuit boards and other advanced electronic interconnection systems. Multilayer printed circuit materials consist of prepregs and copper-clad laminates. Prepregs are chemically and electrically engineered thermosetting or thermoplastic resin systems which are impregnated into and reinforced by a specially manufactured fiberglass cloth product or other woven or non-woven reinforcing fiber. This insulating dielectric substrate generally is 0.030 inch to 0.002 inch in thickness or less in some cases. While these resin systems historically have been based on epoxy resin chemistry, in recent years, increasingly demanding OEM requirements have driven the industry to utilize proprietary enhanced epoxies as well as other higher performance resins, such as bismalimide triazine ("BT"), cyanate ester, polyimide, or polytetrafluoroethylene ("PTFE"). One or more plies of prepreg are laminated together to form an insulating dielectric substrate to support the copper circuitry patterns of a multilayer printed circuit board. Copper-clad laminates consist of one or more plies of prepreg laminated together with specialty thin copper foil laminated on the top and bottom. Copper foil is specially formed in thin sheets which may vary from 0.0030 inch to 0.0002 inch in thickness and normally have a thickness of 0.0014 inch or 0.0007 inch. The Company supplies both copper-clad laminates and prepregs to its customers, which use these products as a system to construct multilayer printed circuit boards.

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

     In the years immediately preceding the severe correction and downturn that occurred in the global electronics industry in the Company's 2002 fiscal year first quarter, the global market for advanced electronic products grew as a result of technological change and frequent new product introductions. This growth was principally attributable to increased sales and more complex
electronic   content  of  newer  products,   such   as   cellular
telephones, pagers, personal computers and portable computing devices and the infrastructure equipment necessary to support the use of these devices, and greater use of electronics in other products, such as automobiles. Further, large, almost completely untapped markets for advanced electronic equipment emerged in such areas as India and China and other areas of the Pacific Rim. During its 2002 fiscal year, the Company established a business center in Wuxi, China, in the Shanghai Nanjing corridor, and in March 2004, the Company announced that it is establishing a new manufacturing facility in the Zhuhai Free Trade Zone approximately 50 miles west of Hong Kong in the Guangdong province in southern China. Both the Shanghai Nanjing corridor and Guangdong province are emerging regions for advanced multilayer printed circuit fabrication in China.

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

     The Company's products include high-speed, low-loss, digital broadband engineered formulations, high-temperature modified epoxies, bismaleimide triazine epoxies ("BT epoxy"), non-MDA polyimides, enhanced polyimides, high performance epoxy Thermountr materials ("Thermount" is a registered trademark of E.I. duPont de Nemours & Co.), SIT (Signal Integrity) products, cyanate esters and polytetrafluoroethylene ("PTFE") formulations for radio frequency ("RF")/microwave applications.

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

      The Company's emphasis on service and close relationships with its customers is reflected in its short lead times. The Company has developed its manufacturing processes and customer service organizations to provide its customers with printed circuit materials products on a just-in-time basis. The Company believes that its ability to meet its customers' customized manufacturing and quick-turn-around ("QTA") requirements is one of its unique strengths.

      The Company has located its advanced printed circuit materials manufacturing operations in strategic locations intended to serve specific regional markets. By situating its facilities in close geographical proximity to its customers, the Company is able to rapidly adjust its manufacturing processes to meet customers' new requirements and respond quickly to customers' technical needs. The Company has technical staffs based at each of its manufacturing locations, which allows the rapid dispatch of technical personnel to a customer's facility to assist the customer in quickly solving design, process, production or manufacturing problems. During the 2002 fiscal year, the Company established a business center in Wuxi near Shanghai in central China, and in March 2004, the Company announced that it is establishing a new manufacturing facility in the Zhuhai Free Trade Zone approximately 50 miles west of Hong Kong in southern China to support the growing customer demand for advanced multilayer printed circuitry materials in China.

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

      During the Company's 2004 fiscal year, approximately 16.3% of the Company's total worldwide sales from its continuing operations were to Sanmina Corporation, a leading electronics contract manufacturer and manufacturer of printed circuit boards, and approximately 12.2% of the Company's total worldwide sales from its continuing operations were to Tyco Printed Circuit Group L.P., a leading manufacturer of printed circuit boards. During the Company's 2003 fiscal year, approximately 19.1% of the Company's total worldwide sales from its continuing operations were to Sanmina Corporation, approximately 11.1% of the Company's total worldwide sales from its continuing operations were to Multilayer Technology, Inc., a manufacturer of multilayer printed circuit boards, and approximately 11.0% of the Company's total worldwide sales from its continuing operations were to Tyco Printed Circuit Group L.P. During the Company's 2004 and 2003 fiscal years, sales to no other customer of the Company equaled or exceeded 10% of the Company's total worldwide sales from continuing operations.

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

       The Company manufactures multilayer printed circuit materials at six fully integrated facilities located in the United States, Europe and Southeast Asia. The Company opened its California facility in 1965, its first Arizona and France facilities in 1984, its Singapore facility in 1986 and its second France facility in 1992. The Company services the North America market principally through its United States manufacturing facilities, the European market principally through its manufacturing facilities in France, and the Asian market principally through its Singapore manufacturing facility. During its 2002 fiscal year, the Company established a business center in central China, and in March 2004, the Company announced that it is establishing a new manufacturing facility in the Zhuhai Free Trade Zone approximately 50 miles west of Hong Kong in southern China to supply the growing demand for advanced multilayer printed circuitry materials in China. The Company has located its manufacturing facilities in its important markets. By maintaining technical and engineering staffs at each of its manufacturing facilities, the Company is able to deliver fully-integrated products and services on a timely basis.

      The Company expanded the manufacturing capacity of its electronic materials facilities in recent years. During the 2000 fiscal year, the Company completed expansions of its electronic materials operations in Singapore and France. During the 2002 fiscal year, the Company completed a significant expansion of its higher technology product line manufacturing facility in Arizona and established the capability to manufacture PTFE materials for RF/microwave applications at its Neltec high performance materials facility in Tempe, Arizona, augmenting the Company's PTFE manufacturing capability in Lannemezan, France. During the
2004 fiscal year, the Company completed the expansion of its manufacturing facility in Singapore and began the process of installing one of its latest generation high-technology treaters in its newly expanded facility in Singapore and the Company began utilization of its higher technology product line manufacturing facility in Arizona. In addition, as state above, the Company announced in March 2004 that it is establishing a new manufacturing facility in the Zhuhai Free Trade Zone in southern China, approximately 50 miles west of Hong Kong.

      As a result of the persistent and pervasive depressed state of the worldwide electronics manufacturing industry following the severe downturn that occurred during the Company's 2002 fiscal year first quarter, the Company closed its Nelco U.K. manufacturing facility in Skelmersdale, England during its 2003 fiscal year third quarter, announced the closure of the mass lamination operation of its Dielektra electronic materials manufacturing business in Germany and the realignment of its North American FR-4 electronic materials operations in New York and California in its 2004 fiscal year first quarter, and discontinued its financial support of its Dielektra GmbH subsidiary located in Cologne, Germany in its fiscal year 2004 fourth quarter ended February 29, 2004, which resulted in the insolvency of Dielektra GmbH. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7 of Part II of this Report and Notes 9, 10 and 11 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for a discussion of the significant pre-tax charges recorded by the Company in the 2003 and 2004 fiscal years.

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

Backlog

      The Company records an item as backlog when it receives a purchase order specifying the number of units to be purchased, the purchase price, specifications and other customary terms and conditions. At May 2, 2004, the unfilled portion of all purchase orders received by the Company and believed by it to be firm was approximately $8,111,000, compared to $3,966,000 at May 4, 2003. The increase in backlog at May 2, 2004 compared to May 4, 2003 was due primarily to the upturn in the Company's business that began during the second half of its 2004 fiscal year resulting from the improvement in the global electronics industry.

      Various factors contribute to the size of the Company's backlog. Accordingly, the foregoing information may not be indicative of the Company's results of operations for any period subsequent to the fiscal year ended February 29, 2004.

Patents and Trademarks

     The Company holds several patents and trademarks or licenses thereto. In the Company's opinion, some of these patents and trademarks are important to its products. Generally, however, the Company does not believe that an inability to obtain new, or to defend existing, patents and trademarks would have a material adverse effect on the Company.

Employees

      At February 29 2004, the Company had approximately 1,200 employees. Of these employees, 1,100 were engaged in the
Company's  electronic materials operations, 50  in  its  advanced composite  materials  operations and 50  consisted  of  executive personnel and general administrative staff. As a result of a severe correction and downturn in the global electronics industry and, consequently, in the Company's electronic materials business, the Company reduced its total number of employees during the first two months of its 2002 fiscal year from approximately 2,850 total employees to approximately 2,330 total employees at April 30, 2001, and during the remainder of the 2002 fiscal year the Company's total number of employees declined to approximately 1,700. The total number of employees further declined to approximately 1,400 at the end of the 2003 fiscal year. None of the Company's employees are subject to a collective bargaining agreement. Management considers its employee relations to be good.

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

      See  "Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operations - Environmental Matters" included in Item 7 of Part II of this Report and Note 15 of the Notes to Consolidated Financial Statements included in Item 8 of
Part II of this Report.

Item 2.   Properties.

      Set forth below are the locations of the significant properties owned and leased by the Company, the businesses which use the properties, and the size of each such property. All of such properties, except for the Lake Success, New York property, are used principally as manufacturing, warehouse and assembly facilities.

                     Owned                        Size
      Location         or           Use         (Square
                     Leased                     Footage)
  Lake Success, NY   Leased  Administrative       7,000
                             Offices
  Newburgh, NY       Leased  Electronic         171,000
                             Materials
  Fullerton, CA      Leased  Electronic          95,000
                             Materials
  Anaheim, CA        Leased  Electronic          26,000
                             Materials
  Tempe, AZ          Leased  Electronic          87,000
                             Materials
  Mirebeau, France   Owned   Electronic          81,000
                             Materials
  Lannemezan,        Owned   Electronic          29,000
  France                     Materials
  Singapore          Leased  Electronic         128,000
                             Materials
  Kuching,           Leased  Electronic          11,000
  Malaysia                   Materials
  Wuxi, China        Leased  Electronic          12,000
                             Materials
  Waterbury, CT      Leased  Advanced           100,000
                             Composites

      The Company believes its facilities and equipment to be in good condition and reasonably suited and adequate for its current needs. During the 2004 fiscal year, certain of the Company's electronic manufacturing facilities were utilized at less than 50% of their capacity.

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

        In November 2000, after a trial in Phoenix, Arizona, a jury awarded damages to NTI in the amount of $32.3 million, and in December 2000 the judge in the United States District Court entered judgment for NTI on its claim of breach of the implied covenant of good faith and fair dealing with damages in the amount of $32.3 million. Both parties appealed the decision to the United States Court of Appeals for the Ninth Circuit in San Francisco, and in May 2003, a panel of three judges in the Court of Appeals for the Ninth Circuit rendered a unanimous decision affirming the jury verdict. In June 2003, the United States District Court for the District of Arizona entered final judgment in favor of NTI, and Delco paid NTI on July 1, 2003. NTI received a net amount of $33.1 million. See Note 19 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

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

     In the first quarter of the fiscal year ended March 3, 2002, the Company sold the assets and business of NTI and recorded pre-tax charges of approximately $15.7 million in its 2002 fiscal year first quarter in connection with the sale of NTI and the closure of a related support facility also located in Arizona. See Notes 10 and 13 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None

Executive Officers of the Registrant.

        Name                    Title                Age
 Brian E. Shore     Chief Executive Officer,
                    President and a Director         52

 Stephen E.         Senior Vice President,
 Gilhuley           Secretary and General Counsel    59

 Emily J. Groehl    Senior Vice President, Sales
                    and Marketing                    57

 John Jongebloed    Senior Vice President, Global    47
                    Logistics

 Steven P.          Senior Vice President,           43
 Schaefer           Technology

 Thomas T. Spooner  Senior Vice President,
                    Corporate and Technology         67
                    Development

 Murray O. Stamer   Senior Vice President and
                    Chief Financial Officer          46

 Gary M. Watson     Senior Vice President,
                    Engineering and Technology
                    and Senior Vice President,       56
                    Asian Business Unit

      Mr. Shore has served as a Director of the Company since 1983. He was elected a Vice President of the Company in January 1993, Executive Vice President in May 1994, President effective March 4, 1996, the first day of the Company's 1997 fiscal year, and Chief Executive Officer in November 1996. Mr. Shore also served as General Counsel of the Company from April 1988 until April 1994.

      Mr.  Gilhuley has been General Counsel of the Company since
April 1994 and Secretary since July 1996. He was elected a Senior
Vice President in March 2001.

      Ms. Groehl was elected Senior Vice President of Park in May 1999. Prior to May 1999, she had been with one of Park's "Nelco" business units for more than ten years. She was elected Vice President of New England Laminates Co., Inc. in 1988 and was Vice President, Marketing and Sales of Nelco International Corporation from 1993 until June 1999, when Nelco International Corporation merged into Park Electrochemical Corp.

      Mr. Jongebloed was elected Senior Vice President of Park in July 2001. Prior to July 2001, he had been employed by one of Park's "Nelco" business units for more than nine years. He was Vice President and General Manager of New England Laminates Co., Inc. from January 1992 to May 1999, and President and General Manager of New England Laminates Co., Inc. from May 1999 to August 2002 and since April 28, 2003.

      Mr. Schaefer has been employed by Park since January 15, 2001 when he became Product Director, High Volume Products of Park. He was promoted to Senior Director of Product Technology in March 2002 and appointed Vice President of Business Development in February 2003. He was elected Senior Vice President, Technology on July 17, 2003. Mr. Schaefer was Business Manager,
Electronic Chemicals of OM Group, Inc. from February 1999 to January 2001; and prior to February 1999, Mr. Schaefer was employed by LeaRonal, Inc. in various positions, including National Sales Manager.

     Mr. Spooner was elected Senior Vice President, Technology of Park in May 1999. His title was changed to Senior Vice President, Corporate and Technology Development in May 2001. Prior to May 1999, he had been employed by one of Park's "Nelco" business units for more than five years. He was Vice President, Technology of Nelco International Corporation from 1993 until June 1999, when Nelco International Corporation merged into Park Electrochemical Corp. Mr. Spooner retired as Senior Vice President, Corporate and Technology Development on March 21, 2004 and became a part-time employee of the Company providing advisory services to the Company.

      Mr. Stamer has been employed by the Company since 1989 and served as the Company's Corporate Controller from 1993 to May 1999, when he was elected Treasurer. He was elected Senior Vice President, Finance in March 2001 and Senior Vice President and Chief Financial Officer on July 17, 2003.

     Mr. Watson was elected Senior Vice President, Engineering in June 2000. His title was changed to Senior Vice President,
Engineering and Technology in May 2001 and to Senior Vice President, Engineering in July 2003. In addition, he became Senior Vice President, Asian Business Unit in August 2002. Prior to June 2000, Mr. Watson was Senior Director, Manufacturing Process Technology of Fort James Corporation since March 1999; Vice President, Research and Development of Boise Cascade
Corporation from 1992 to March 1999; and Business Division Technology Manager of Weyerhauser Company from 1986 to 1992.

      There are no family relationships between the directors or executive officers of the Company, except that Brian Shore is the son of Jerry Shore, who is the Chairman of the Board and a Director of the Company, and has been the Chairman of the Board and a Director since the Company was founded in 1954, and who also served as President of the Company for many years until March 4, 1996 and as Chief Executive Officer of the Company for forty-two years until November 19, 1996.

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

  For the Fiscal Year            Stock Price      Dividends
  Ended February 29, 2004      High       Low     Declared
  First Quarter              $19.67     $14.03      $.06
  Second Quarter              23.35      17.91      $.06
  Third Quarter               25.55      22.35      $.06
  Fourth Quarter              30.18      23.39      $.06


  For the Fiscal Year            Stock Price      Dividends
  Ended March 2, 2003          High       Low     Declared
  First Quarter              $31.45     $26.76      $.06
  Second Quarter              28.15      19.10      $.06
  Third Quarter               21.70      14.00      $.06
  Fourth Quarter              22.14      15.27      $.06

     As of May 7, 2004, there were approximately 1,371 holders of record of Common Stock.

      The Company expects, for the immediate future, to continue to pay regular cash dividends.

Item 6.   Selected Financial Data.

      The following selected consolidated financial data of Park and its subsidiaries is qualified by reference to, and should be read in conjunction with, the consolidated financial statements, related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein. Insofar as such consolidated financial information relates to the five fiscal years ended February 29, 2004 and is as of the end of such periods, it is derived from the con solidated financial statements for such periods and as of such dates audited by Ernst & Young LLP, independent auditors. The consolidated financial statements as of February 29, 2004 and March 2, 2003 and for the three years ended February 29, 2004, together with the independent auditors' report for the three years ended February 29, 2004, appear in Item 8 of Part II of this Report.



                                           Fiscal Year Ended
                              (In thousands, except per share amounts)
                       Feb. 29,    March 2,   March 3,    Feb. 25,    Feb. 27,
                         2004        2003       2002        2001        2000
STATEMENTS OF EARNINGS
INFORMATION:

Net sales              $194,236   $195,578     $201,681   $469,121     $381,685
Cost of sales           161,536    168,921      185,014    355,400      310,532
Gross profit             32,700     26,657       16,667    113,721       71,153

Selling, general and
administrative expenses  27,962     27,157       33,668     47,683       42,921
Gain on Delco lawsuit
(Note 19)               (33,088)         -            -          -            -
Asset Impairment
charge (Note 11)              -     49,035            -          -            -
Restructuring and
severance Charges
(Note 10)                 8,469      4,794          806          -            -
Gain on sale of DPI
(Note 12)                     -     (3,170)           -          -            -
Gain on sale of UK
real estate                (429)         -            -          -            -
Loss on sale of NTI and
closure of related
support facility (Note 13)    -          -       15,707          -            -
Closure of plumbing
hardware Business             -          -            -          -        4,464

Earnings (loss) from
operations               29,786    (51,159)     (33,514)    66,038       23,768
Interest and other
income, net               2,958      3,260        5,373      2,720          805
Earnings (loss) from
continuing operations
before income taxes      32,744    (47,899)     (28,141)    68,758       24,573
Income tax provision
(benefit) from
continuing operations     2,835     (4,035)     (10,727)    20,963        6,085
Earnings (loss) from
continuing Operations    29,909    (43,864)     (17,414)    47,795       18,488
(Loss) earnings from
discontinued operations,
 net of taxes (Note 9)  (33,761)    (6,895)      (8,105)     1,624         (191)
Net (loss) earnings     $(3,852)  $(50,759)    $(25,519)   $49,419      $18,297

Basic earnings (loss)
per share:
Earnings (loss) from
continuing Operations   $  1.51    $ (2.23)    $  (0.89)   $  3.00      $  1.17
(Loss) earnings from
discontinued operations,
net of tax                (1.71)     (0.35)       (0.42)      0.10        (0.01)
Basic (loss) earnings
per share               $ (0.20)   $ (2.58)    $  (1.31)   $  3.10      $  1.16
Diluted earnings
(loss) per share:
Earnings (loss) from
continuing operations  $   1.50    $ (2.23)    $  (0.89)   $  2.57      $  1.13
(Loss) earnings from
discontinued operatons,
net of tax                (1.69)     (0.35)       (0.42)      0.08        (0.01)

Diluted (loss)
earnings per share      $ (0.19)   $ (2.58)     $ (1.31)   $  2.65       $  1.12
Cash dividends per
common share           $   0.24    $  0.24      $  0.24    $  0.23       $  0.21
Weighted average
number of common
shares outstanding:
 Basic                   19,754     19,674       19,535     15,932        15,761
 Diluted                 19,991     19,674       19,535     20,002        19,643
BALANCE SHEET
INFORMATION:
Working capital        $197,453   $170,274     $167,000   $188,511      $176,113
Total assets            311,070    301,542      360,644    430,581       365,252
Long-term debt                -          -            -     97,672       100,000
Stockholders' equity    243,896    245,701      292,546    228,906       179,118

See Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.


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

      The severe correction and downturn that occurred in the global electronics industry early in the fiscal year ended March 3, 2002 and that dramatically affected the Company's financial performance during that fiscal year and during the fiscal year ended March 2, 2003, with declines in sales by the Company's North American, European and Asian operations, abated during the second half of the fiscal year ended February 29, 2004. And, in the second half of the 2004 fiscal year, the electronic materials market in Asia and the markets for the Company's higher technology products strengthened. Nevertheless, the Company's sales declined during the 2004 fiscal year, although not as steeply as in the prior fiscal year, with decreased sales of electronic materials in North America and Europe.

      While the Company's FR-4 operations in North America and Europe continued to be weak during the 2004 fiscal year as almost all markets for sophisticated printed circuit materials continued to experience depressed conditions, the Company's gross profit in the 2004 fiscal year was significantly greater than its gross profit in the 2003 fiscal year as a result of the Company's reductions of its costs and expenses and higher percentages of sales of higher technology, higher margin products.

      Although the Company's sales increased slightly in the six-month period ended February 29, 2004 compared with last fiscal year's comparable period principally as a result of increases in sales of the Company's advanced technology products, sales by the Company's operations in Asia and sales by the Company's FiberCote advanced composite materials business, the Company's sales for the 2004 fiscal year were lower than its sales for the 2003 fiscal year as a result of declines in sales by the Company's North American and European FR-4 operations.

      The electronics industry began to improve slightly at the end of the 2004 fiscal year second quarter and continued to improve in the third and fourth quarters, and there exist some indications that the improvement will continue. However, it is not completely clear whether and to what degree the improvement is sustainable. The Company's advanced electronic materials business, its Asian business unit and its FiberCote advanced composite materials business performed reasonably well during the six-month and twelve-month periods ended February 29, 2004, while the Company's higher-volume FR-4 business units in Europe and North America performed poorly.

      During the 2004 fiscal year, the Company opened a facility at its advanced products business unit in Arizona that had been completed in its 2002 fiscal year and that is now being well utilized, completed the construction of its facility expansion in Singapore and proceeded with its final planning for the installation of a new manufacturing facility in China.

      During the first half of the 2004 fiscal year, the Company realigned its North American FR-4 business operations located in New York and California. As part of the realignment, the New York operation was scaled down to a smaller focused operation and the California operation was scaled up to a larger volume operation, and there were significant workforce reductions at the Company's New York facility and significant workforce increases at the Company's California facility, with the end result being a net reduction in the Company's workforce in North America. A large portion of the New York facility was mothballed. The Company has the flexibility in the future to scale back up the Newburgh, New York facility if the opportunity to do so presents itself. The realignment was designed to help the Company achieve improved operating and cost efficiencies in its North American FR-4 business and to help the Company best service all of its North American customers.

      As a result of the Company's realignment of its North American FR-4 business operations and related workforce reductions, the Company recorded pre-tax charges totaling $2.0 million in the Company's 2004 fiscal year first quarter, and the Company recorded additional pre-tax charges of $6.5 million in the 2004 fiscal year second quarter due to such realignment. The Company also recorded a pre-tax gain of $0.4 million in the 2004 fiscal year third quarter resulting from the sale of real estate previously used by its Nelco UK subsidiary, which ceased operations after its closure in the 2003 fiscal year third quarter. See Note 10 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information regarding the realignment and closure.

     In February 2004, the Company discontinued its financial support of Dielektra GmbH, the Company's wholly owned subsidiary located in Cologne, Germany ("Dielektra"), which supplied electronic materials to European circuit board manufacturers. The Company discontinued its support of Dielektra because the market in Europe had eroded to the point where the Company believed it would not be possible, at any time in the foreseeable future, for the Dielektra business to be viable. Dielektra had required substantial financial support from the Company. The discontinuation of the Company's financial support resulted in the filing of an insolvency petition by Dielektra. The Company believes that the insolvency procedure in Germany will result in the eventual reorganization, sale or liquidation of Dielektra. The Company intends to continue to service the higher technology European digital and RF circuit board markets through its Nelco, SAS business located in Mirebeau, France, and its Neltec, SA business located in Lannemezan, France.

     In accordance with generally accepted accounting principles, the Company is treating Dielektra as a discontinued operation. Accordingly, the Company reclassified Dielektra's operating losses and charges and recorded a net loss from discontinued operations of $33.8 million in the 2004 fiscal year, comprised of $5.6 million of operating losses incurred by Dielektra, $6.2 million related to the closure of Dielektra's mass lamination operation and related workforce reductions in the 2004 fiscal year first quarter and $22.0 million for the write-off of assets of Dielektra and other costs, the Company recorded a net loss from discontinued operations in the 2003 fiscal year of $6.9 million, comprised of $5.7 million of operating losses incurred by Dielektra and $1.2 million for after-tax fixed asset impairment charges, and the Company recorded a net loss from discontinued operations in the 2002 fiscal year of $8.1 million, comprised of $5.2 million of operating losses incurred by Dielektra and $2.9 million related to the realignment of the operations of Dielektra. Furthermore, the Company's sales from its continuing operations did not include sales by Dielektra of $14.4 million for the 2004 fiscal year, $21.2 million for the 2003 fiscal year and $28.4 million for the 2002 fiscal year. See
Note 9 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information regarding the discontinued operations.

      During the 2003 fiscal year, the Company recorded pre-tax charges totaling $53.8 million related to the write-downs of fixed assets at its continuing operations in North America resulting from the realignment of its North American FR-4 business operations in New York and California, workforce reductions at a North American business unit, and the closure of its Nelco U.K. manufacturing facility. These charges were only slightly offset by the pre-tax gain of $3.2 million realized by the Company during the 2003 fiscal year second quarter in connection with the sale of its Dielectric Polymers, Inc. ("DPI") subsidiary for $5.0 million cash. See Notes 10, 11 and 12 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information regarding the asset write-downs, workforce reductions and closure and the sale of DPI.

     The Company recorded a pre-tax charge of $4.7 million in its 2003 fiscal year third quarter for the cost of closing its Nelco U.K. manufacturing facility located in Skelmersdale, England in response to the almost complete collapse of the U.K. high technology circuit board industry. For many years, Nelco U.K. was one of the most vital parts of the Company's global high technology circuit materials business, but the U.K. high technology circuit board industry had been devastated, and the closure of the Nelco U.K. facility was unavoidable, as there was not enough business available in the entire U.K. market to justify the Company's having an operation in the U.K. The Company is supplying its few remaining customers in the U.K. with product produced at its Nelco facility located in Mirebeau, France and will continue to provide these U.K. customers with local account management, technical service and materials and inventory support. In addition, the Company recorded a pre-tax charge of $0.1 million during the 2003 fiscal year third quarter for severance payments for workforce reductions at a North American business unit. See Note 10 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information regarding the closure and severance payments.

      During the fourth quarter of the 2003 fiscal year, the Company reassessed the recoverability of the fixed assets of those operations based on cash flow projections and determined that such fixed assets were impaired, and the Company recorded pre-tax impairment charges of $49.0 million in the Company's 2003 fiscal year fourth quarter to reduce the book values of such fixed assets to their estimated fair values. See Note 11 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information regarding the asset impairment charges.

      During the Company's 1998 fiscal year and for several years prior thereto, more than 10% of the Company's total worldwide sales were to Delco Electronics Corporation, a subsidiary of General Motors Corp. ("Delco"), and the Company's wholly owned subsidiary, Nelco Technology, Inc. ("NTI") located in Tempe, Arizona, had been Delco's principal supplier of semi-finished multilayer printed circuit board materials, commonly known as mass lamination, which were used by Delco to produce finished multilayer printed circuit boards. However, in March 1998, the Company was informed by Delco that Delco planned to close its printed circuit board fabrication plant and exit the printed circuit board manufacturing business. As a result, the Company's sales to Delco declined during the three-month period ended May 31, 1998, were negligible during the remainder of the 1999 fiscal year and have been nil since that time.

      In May 1998, the Company and NTI filed a complaint against Delco and the Delphi Automotive Systems unit of General Motors Corp. in the United States District Court for the District of Arizona. The complaint alleged, among other things, that Delco breached its contract to purchase semi-finished multilayer printed circuit boards from NTI and that Delphi interfered with NTI's contract with Delco, that Delco breached the covenant of good faith and fair dealing implied in the contract, that Delco engaged in negligent misrepresentation and that Delco fraudulently induced NTI to enter into the contract. In November 2000, a jury awarded damages to NTI in the amount of $32.3 million, and in December 2000 the judge in the United States District Court for the District of Arizona entered judgment for NTI on its claim of breach of the implied covenant of good faith and fair dealing with damages in the amount of $32.3 million. Both parties appealed the decision to the United States Court of Appeals for the Ninth Circuit in San Francisco; and in May 2003, a panel of three judges in the Court of Appeals for the Ninth Circuit rendered a unanimous decision affirming the jury verdict. In June 2003, the United States District Court for the District of Arizona entered final judgment in favor of NTI; and, on July 1, 2003, NTI received a net amount of $33.1 million in payment of such judgment. The Company recorded a non-recurring, pre-tax gain of $33.1 million in the 2004 fiscal year second quarter related to such payment. See Notes 13 and 19 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information regarding the sale of NTI and the gain on the lawsuit against Delco and Item 3 of Part I of this Report for additional information regarding the lawsuit against Delco.

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

Fiscal Year 2004 Compared with Fiscal Year 2003:

      The Company's FR-4 operations in North America and Europe continued to be weak during the fiscal year ended February 29, 2004 as the North American, European and, to a lesser extent, Asian markets for sophisticated printed circuit materials continued to experience depressed conditions.

      Nevertheless, the Company's continuing operations generated a profit during the 2004 fiscal year as a result of a significant improvement in its gross profit.

      The Company's gross profit in the 2004 fiscal year was substantially higher than the gross profit in the prior fiscal year and improved significantly in the six months ended February 29, 2004 as a result of the Company's reductions of its costs and expenses and higher percentages of sales by the Company of its higher margin, advanced technology products. These improvements in gross profits occurred despite slightly lower levels of sales of electronic materials in the 2004 fiscal year and only slightly increased sales in the third and fourth quarters, operating inefficiencies resulting from operating certain facilities at levels far below their designed manufacturing capacities and from the Company's realignment of its North American FR-4 business operations, and competitive pressures.

       The Company's financial results of operations were substantially enhanced by the pre-tax gain of $33.1 million that the Company recorded in the 2004 fiscal year second quarter related to the payment by Delco Electronics Corporation of the judgment against Delco in favor of the Company's subsidiary, Nelco Technology, Inc., in its lawsuit against Delco, which more than offset the pre-tax charges of $8.5 million that the Company recorded in the 2004 fiscal year related to the Company's realignment of its North American FR-4 business operations in the first and second quarters.

      In the 2004 fiscal year, the Company classified Dielektra's operating losses and charges and accordingly recorded a net loss from discontinued operations of $33.8 million as a result of the Company's discontinuation of its financial support of Dielektra in February 2004, the ensuing insolvency of Dielektra, and the Company's treatment of Dielektra as a discontinued operation. The net loss from discontinued operations was comprised of $5.6 million of operating losses incurred by Dielektra, $6.2 million related to the closure of Dielektra's mass lamination operation and related workforce reductions in the 2004 fiscal year first quarter and $22.0 million for the write-off of assets of Dielektra and other costs. In the 2003 fiscal year, the Company recorded a net loss from discontinued operations of $6.9 million, comprised of $5.7 million of operating losses incurred by Dielektra and $1.2 million for after-tax fixed asset impairment charges. In addition, the Company's sales from its continuing operations excluded sales by Dielektra of $14.4 million for the portion of the 2004 fiscal year during which the Company was supporting Dielektra and $21.2 million for the 2003 fiscal year.

      Operating  results  of  the  Company's  advanced  composite materials  business also improved significantly during  the  2004 fiscal year primarily as a result of increased sales and higher percentages of sales of higher margin products.

     Results of Operations

        Net sales from continuing operations for the fiscal year ended February 29, 2004 declined less than 1% to $194.2 million from $195.6 million for the fiscal year ended March 2, 2003. The decrease in net sales from continuing operations was principally the result of lower unit volumes of materials shipped by the Company's FR-4 operations in North America and Europe, almost entirely offset by higher unit volumes of materials shipped by the Company's operations in Asia.

      The Company's sales from continuing operations did not include sales by Dielektra of $14.4 million for the 2004 fiscal year and $21.2 million for the 2003 fiscal year.

     The Company's foreign operations accounted for $88.2 million of sales, or 45% of the Company's total sales worldwide from continuing operations, during the 2004 fiscal year, compared with $77.7 million of sales, or 40% of total sales worldwide from continuing operations, during the 2003 fiscal year and 34% of total sales worldwide from continuing operating during the 2002 fiscal year. Sales by the Company's foreign operations during the 2004 fiscal year increased from the 2003 fiscal year due to increases in sales in Asia and France while sales by the Company's operations in England were nil during the 2004 fiscal year.

      The overall gross profit as a percentage of net sales for the Company's worldwide continuing operations improved to 16.8% during the 2004 fiscal year compared with 13.6% during the 2003 fiscal year. The improvement in the gross profit margin was attributable to higher percentages of sales of higher margin, advanced technology products, as high performance materials accounted for 89% of worldwide sales from continuing operations for the 2004 fiscal year compared with 84% for the prior fiscal year, and reductions in the Company's costs from the 2003 fiscal year, which were only partially offset by lower sales volumes and inefficiencies caused by operating certain facilities at levels below their designed manufacturing capacities.

     The Company's cost of sales decreased in the 2004 fiscal year compared to the prior fiscal year due to personnel reductions and cost savings resulting from the Company's realignment of its North American FR-4 business, other cost reduction measures implemented by the Company, including workforce reductions and the reduction of overtime, and lower production volumes during the first and second quarters of the 2004 fiscal year. In addition, the Company continued to implement an annual salary freeze for significant numbers of salaried employees, especially senior management employees, and paid no performance bonuses or significantly reduced bonuses and other incentives.

      Selling, general and administrative expenses increased slightly during the 2004 fiscal year compared with the 2003 fiscal year, and these expenses, measured as a percentage of sales, were 14.4% during the 2004 fiscal year compared with 13.9% during the 2003 fiscal year. The slight increase in selling, general and administrative expenses in the 2004 fiscal year was a result of increased shipping costs incurred by the Company to meet its customers' customized manufacturing and quick-turn-around requirements.

      The Company recorded a pre-tax gain of $0.4 million in the 2004 fiscal year third quarter resulting from the sale of real estate in Skelmersdale, England previously used by its Nelco UK subsidiary, which ceased operations after its closure in the 2003 fiscal year third quarter, and a pre-tax gain of $33.1 million during the 2004 fiscal year second quarter related to the payment by Delco Electronics Corporation of the judgment against Delco in favor of the Company's subsidiary, Nelco Technology, Inc., in its lawsuit against Delco. The Company also recorded pre-tax charges totaling $8.5 million in the 2004 fiscal year first and second quarters in connection with the realignment of its North American FR-4 business operations and related workforce reductions. The net pre-tax gain for all these items for the 2004 fiscal year was $25.0 million, and the net after-tax gain for the fiscal year was $22.9 million.

     In the 2003 fiscal year fourth quarter, the Company recorded pre-tax, fixed asset impairment charges of $49.0 million related to the write-downs of fixed assets at continuing operations in North America, which the Company announced in its 2004 fiscal year first quarter. The after-tax impact of these fixed asset impairments was $44.6 million. In addition, the Company recorded pre-tax charges totaling $4.8 million in the 2003 fiscal year third quarter related to the closure of its Nelco U.K. manufacturing facility and severance costs at a North American business unit and a pre-tax gain of $3.2 million in the 2003 fiscal year second quarter in connection with the sale of DPI on June 27, 2002 for $5.0 million in cash. The net pre-tax charge for all these items for the 2003 fiscal year was $50.7 million, and  the  net  after-tax  charge for the fiscal  year  was  $47.5 million.

      For the reasons set forth above, earnings from continuing operations were $29.8 million for the 2004 fiscal year, including the pre-tax gains described above resulting from the sale of real estate in England and the payment by Delco Electronics Corporation of the judgment against it in favor of the Company's subsidiary, Nelco Technology, Inc., in Nelco's lawsuit against Delco and the pre-tax charges described above related to the realignment of the Company's North American FR-4 business operations and related workforce reductions. This compares with a loss from continuing operations of $51.2 million for the 2003 fiscal year, including the pre-tax charges described above related to the write-downs of fixed assets at continuing operations in North America, the closure of the Nelco U.K. manufacturing facility and severance costs at a North American business unit and the pre-tax gain described above related to the sale of DPI. Excluding the pre-tax gains and the pre-tax charges described above, the Company reported income from continuing operations of $4.7 million for the 2004 fiscal year, compared with a loss of $0.5 million for the 2003 fiscal year.

        Interest and other income, net, principally investment income, declined 9% to $3.0 million for the 2004 fiscal year from $3.3 million for the 2003 fiscal year. The decrease in investment income was attributable to lower prevailing interest rates during the 2004 fiscal year. The Company's investments were primarily short-term taxable instruments. The Company incurred no interest expense during the 2004, 2003 or 2002 fiscal years. See "Liquidity and Capital Resources" elsewhere in this Item 7.

      The Company's effective income tax rate was 8.7% for the 2004 fiscal year compared to an income tax benefit of 8.4% for the 2003 fiscal year. The Company's effective income tax rate for continuing operations, excluding the pre-tax gains and the pre-
tax charges described above, for the 2004 fiscal year was 8.6% compared with an income tax benefit of 30% for the 2003 fiscal year.

      The Company's net earnings from continuing operations for the 2004 fiscal year were $29.9 million, including the gains described above resulting from the sale of real estate in England and the payment by Delco Electronics Corporation of the judgment in favor of the Company's subsidiary, Nelco Technology, Inc., and the charges described above related to the realignment of the Company's North American FR-4 business operations and related workforce reductions. This compares with a net loss of $43.9 million for the 2003 fiscal year, including the charges of $47.5 million described above related to the write-downs of fixed assets at continuing operations in North America, the closure of the Nelco U.K. manufacturing facility and severance costs at a North American business unit and the gain described above related to the sale of DPI. Excluding the gains and the charges described above, the Company reported net earnings from continuing operations of $7.0 million for the 2004 fiscal year, compared with net earnings from continuing operations of $3.6 million for the 2003 fiscal year.

      For the reasons set forth above, the Company reported a net loss of $3.9 million for the 2004 fiscal year, including the gains and charges described above, and a net loss of $50.8 million for the 2003 fiscal year, including the gain and charges described above.

      Basic and diluted earnings per share from continuing operations, including the gains and charges described above, were $1.51 and $1.50 per share, respectively, for the 2004 fiscal year compared to basic and diluted losses per share of $2.23, including the gain and charges described above, for the 2003 fiscal year. Excluding such gains and charges, the basic and diluted earnings per share were $0.36 and $0.35, respectively, for the 2004 fiscal year compared to basic and diluted earnings per share of $0.18 for the 2003 fiscal year.

     The basic loss per share and the diluted loss per share were $0.20 and $0.19, respectively, for the 2004 fiscal year, including losses from the discontinued Dielektra operations of $1.71 and $1.69 per share, respectively, and the pre-tax gains and charges described above. This compares to basic and diluted losses per share of $2.58 for the 2003 fiscal year, including the basic and diluted loss from the discontinued Dielektra operations of $0.35 per share and the pre-tax gains and charges described above.

Fiscal Year 2003 Compared with Fiscal Year 2002:

      The Company's continuing operations continued to be weak during the fiscal year ended March 2, 2003 as the North American, European and, to a lesser extent, Asian markets for sophisticated printed circuit materials continued to experience severely depressed conditions during the 2003 fiscal year.

      Nevertheless, the Company's gross profit in the fiscal year ended March 2, 2003 was significantly more than the gross profit in the fiscal year ended March 3, 2002 as a result of the company's reductions of its costs and expenses and higher percentages of sales of higher technology, higher margin products.

     In addition to its depressed financial results of operations, the Company recorded pre-tax, fixed asset impairment charges of $49.0 million in the 2003 fiscal year fourth quarter related to the writedowns of fixed assets at its continuing operations in North America. The Company also recorded pre-tax charges of $4.8 million in the 2003 fiscal year third quarter in connection with the closure of its Nelco U.K. manufacturing facility in Skelmersdale, England and severance costs at a North American business unit and realized a pre-tax gain of $3.2 million in the 2003 fiscal year second quarter in connection with the sale of its DPI subsidiary.

     In the 2002 fiscal year, the Company recorded pre-tax charges totaling $16.5 million related to the sale of the assets and business of NTI, the Company's wholly owned subsidiary that manufactured semi-finished printed circuit boards, commonly known as mass lamination, in Tempe, Arizona, the closure of a related support facility in Arizona and severance payments for workforce reductions at the Company's continuing operations.

     As a result of the Company's discontinuation of its financial support of Dielektra in February 2004, the ensuing insolvency of Dielektra and the Company's treatment of Dielektra as a discontinued operation, the Company reclassified Dielektra's operating losses and charges and accordingly recorded a net loss from discontinued operations of $6.9 million in the 2003 fiscal year, comprised of $5.7 million of operating losses incurred by Dielektra and $1.2 million for after-tax fixed asset impairment charges, and the Company recorded a net loss from discontinued operations in the 2002 fiscal year of $8.1 million, comprised of $5.2 million of operating losses incurred by Dielektra and $2.9 million related to the realignment of the operations of Dielektra. In addition, the Company's sales from its continuing operations do not include sales by Dielektra of $21.2 million for the 2003 fiscal year and $28.4 million for the 2002 fiscal year.

     The continuing low levels of sales of electronic materials were largely responsible for the Company's results of continuing operations for the fiscal year ended March 2, 2003. The North American and European markets for sophisticated printed circuits continued to be severely depressed during the 2003 fiscal year, and the Company's electronic materials operations located in those regions suffered as a result, although the Company believes it gained market share with certain of its electronic materials customers.

      The Company's results of continuing operations and gross profit improved in the 2003 fiscal year compared to the 2002 fiscal year principally as a result of the electronic material business' reductions in costs and expenses despite the decrease in sales and the concomitant operation of the Company's facilities at levels far below their designed manufacturing capacities.

      Operating results of the Company's advanced composite materials business also improved during the 2003 fiscal year primarily as a result of higher percentages of sales of higher margin products.

     Results of Operations

        Net sales from continuing operations for the fiscal year ended March 2, 2003 declined 3% to $195.6 million from $201.7 million for the fiscal year ended March 3, 2002. The decrease in net sales was principally the result of lower unit volumes of materials shipped by the Company's operations in North America, partially offset by higher unit volumes of materials shipped by the Company's operations in Asia and Europe. The comparative decrease in net sales was also influenced by the fact that the Company's net sales in the fiscal year ended March 3, 2002 benefited from significantly higher sales in March 2001 than in any subsequent month, as the downturn in the global electronics industry and in the Company's sales occurred in the 2002 fiscal year first quarter.

      The Company's sales from continuing operations do not include sales by Dielektra of $21.2 million for the 2003 fiscal year and $28.4 million for the 2002 fiscal year.

     The Company's foreign operations accounted for $77.7 million of sales, or 40% of the Company's total sales worldwide from continuing operations, during the 2003 fiscal year, compared with $69.2 million of sales, or 34% of total sales worldwide from continuing operations, during the 2002 fiscal year and 33% of total sales worldwide from continuing operations during the 2001 fiscal year. Sales by the Company's foreign operations during the 2003 fiscal year increased slightly from the 2002 fiscal year due to increases in sales in Asia while sales by the Company's operations in England declined during the 2003 fiscal year compared with the prior fiscal year.

      The overall gross profit as a percentage of net sales for the Company's worldwide continuing operations improved to 13.6% during the 2003 fiscal year compared with 8.3% during the 2002 fiscal year. The improvement in the gross margin was attributable to the significant declines in costs and expenses from the 2002 fiscal year, production efficiencies resulting from enhanced manufacturing automation, and increases in market share with certain key electronic materials customers, which were only partially offset by lower sales volumes and inefficiencies caused by operating certain facilities at levels below their designed manufacturing capacities. Gross profit was also positively impacted by higher percentages of sales of higher technology, higher margin products, as high performance materials accounted for 84% of worldwide sales from continuing operations for the 2003 fiscal year compared with 78% for the prior fiscal year. The Company's cost of sales decreased significantly as a result of lower production volumes and cost reduction measures implemented by the Company, including significant workforce reductions and the reduction of overtime, and the Company continued to implement an annual salary freeze for significant numbers of salaried employees, especially senior management employees, and paid no performance bonuses or significantly reduced bonuses and other incentives.

      Selling, general and administrative expenses declined by $6.5 million, or by 19%, during the 2003 fiscal year compared with the 2002 fiscal year, and these expenses, measured as a percentage of sales, were 13.9% during the 2003 fiscal year compared with 16.7% during the 2002 fiscal year. The decrease in selling, general and administrative expenses as a percentage of sales in the 2003 fiscal year was due to the sale of DPI, the closure of the Company's U.K. manufacturing facility in Skelmersdale, England and expense reduction measures implemented by the Company during the 2003 fiscal year.

     In the 2003 fiscal year fourth quarter, the Company recorded pre-tax, fixed asset impairment charges of $49.0 million related to the writedowns of fixed assets at continuing operations in North America. The after-tax impact of these fixed asset impairments was $44.6 million. In addition, the Company recorded pre-tax charges totaling $4.8 million in the 2003 fiscal year third quarter related to the closure of its Nelco U.K. manufacturing facility and severance costs at a North American business unit and a pre-tax gain of $3.2 million in the 2003 fiscal year second quarter in connection with the sale of DPI on June 27, 2002 for $5.0 million in cash. The net pre-tax charge for all these items for the 2003 fiscal year was $50.7 million, and  the  net  after-tax  charge for the fiscal  year  was  $47.5 million.

      For the reasons set forth above, the loss from continuing operations was $51.2 million for the 2003 fiscal year, including the pre-tax charges described above related to the writedowns of fixed assets at continuing operations in North America, the closure of the Nelco U.K. manufacturing facility and severance costs at a North American business unit and the pre-tax gain described above related to the sale of DPI, compared with a loss from continuing operations of $33.5 million for the 2002 fiscal year, including the pre-tax charges described above related to a workforce reduction a business unit, the sale of NTI, the closure of a related support facility and severance for the lay-off of employees at the Company's continuing operations. The loss from continuing operations for the 2003 fiscal year, before the pre-tax items described above, was $0.5 million, compared with a loss from continuing operations of $17.0 million before the pre-tax charges described above for the 2002 fiscal year.

      Interest and other income, net, principally investment income, declined 39% to $3.3 million for the 2003 fiscal year from $5.4 million for the 2002 fiscal year. The decrease in investment income was attributable to lower prevailing interest rates during the 2003 fiscal year. The Company's investments were primarily short-term taxable instruments. The Company incurred no interest expense during the 2003 or 2002 fiscal years. See "Liquidity and Capital Resources" elsewhere in this Item 7.

      The Company's effective income tax rate was a benefit of 8.4% for the 2003 fiscal year compared to a benefit of 38.1% for the 2002 fiscal year. This decrease in the effective tax rate benefit was the result of a valuation allowance on the tax benefit from losses sustained in the 2003 fiscal year that will be carried forward to future years for tax purposes. The valuation allowance eliminated the current recognition of the tax benefit from the tax loss carryforward due to the uncertainty of the use of such benefit.

      The loss from continuing operations for the 2003 fiscal year, including the after-tax charges of $47.5 million described above related to the write-downs of fixed assets at continuing operations in North America, the closure of the Nelco U.K. manufacturing facility and severance costs at a North American business unit, was $43.9 million, compared to a loss from continuing operations of $17.4 million for the 2002 fiscal year, including the pre-tax charges described above related to a workforce reduction at a business unit, the sale of NTI, the closure of a related support facility and severance for the lay-off of employees at the Company's continuing operations.

      Basic and diluted losses per share for the 2003 fiscal year were $2.58, including losses from the discontinued Dielektra operations of $0.35 and the pre-tax charges and gain described above, compared to losses per share of $1.31, including losses from the discontinued Dielektra operations of $0.42 and the pre-tax charges described above, for the 2002 fiscal year. Basic and diluted losses per share from continuing operations for the 2003 fiscal year, including the pre-tax charges and gain described above, were $2.23 compared to basic and diluted losses per share from continuing operations for the 2002 fiscal year, including the pre-tax charges described above, of $0.89, and basic and diluted losses per share, excluding the pre-tax charges and gain described above, were $0.18 for the 2003 fiscal year, compared to losses of $0.35 for the 2002 fiscal year, excluding the pre-tax charges described above.

Liquidity and Capital Resources:

      At February 29, 2004, the Company's cash and temporary investments were $189.2 million compared with $162.9 million at March 2, 2003, the end of the Company's 2003 fiscal year. The increase in the Company's cash and investment position at February 29, 2004 was attributable to cash received from Delco Electronics Corporation in payment of the judgment in favor of the Company's subsidiary, Nelco Technology, Inc., in its lawsuit against Delco, partially offset by purchases of property, plant and equipment and the payment of dividends. The Company's working capital (which includes cash and temporary investments) was $197.5 million at February 29, 2004 compared with $170.3 million at March 2, 2003. The increase in working capital at February 29, 2004 compared with March 2, 2003 was due principally to higher cash and cash equivalents and higher accounts receivable, offset in part by lower inventories and other current assets and higher accrued liabilities. The increase in accounts receivable at February 29, 2004 compared with March 2, 2003 was a result principally of higher sales in the fiscal year 2004 fourth quarter than in the fiscal year 2003 fourth quarter. The Company's current ratio (the ratio of current assets to current liabilities) was 5.6 to 1 at February 29, 2004 compared with 5.2 to 1 at March 2, 2003.

      During the 2004 fiscal year, $32.3 million of cash provided by the Company's operating activities included $6.9 million paid as severance in connection with workforce reductions and $33.1 million that the Company received on July 1, 2003 from Delco Electronics Corporation in settlement of the lawsuit by the Company's subsidiary, Nelco Technology, Inc., against Delco. See Notes 13 and 19 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report and Item 3 of Part I of this Report for additional information regarding the lawsuit. Net expenditures for property, plant and equipment were $2.4 million, $6.4 million and $22.8 million in the 2004, 2003 and 2002 fiscal years, respectively.

      The  Company sold its DPI subsidiary on June 27,  2002  for
$5.0 million in cash and recorded a pre-tax gain of $3.2 million in the 2003 fiscal year second quarter in connection with the sale.

      At February 29, 2004 and March 2, 2003, the Company had no long-term debt.

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

     The Company's contractual obligations and other commercial commitments to make future payments under contracts, such as lease agreements, consist only of the operating lease commitments described in Note 15 of the Notes to Consolidated Financial Statements included elsewhere in this Report. The Company has no long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments or contingent commitments, other than two standby letters of credit in the total amount of $2.7 million to secure the Company's obligations under its workers' compensation insurance program.

     As   of   February  29,  2004,  the  Company's   significant
contractual obligations, including payments due by fiscal year, were as follows:

Contractual Obligations
(Amounts in thousands)   Total   2005   2006-    2008-   2010 and
                                        2007     2009    thereafter
Operating lease
 obligations         $10,033   $2,097  $2,252   $1,530   $4,154

Purchase obligations     183      183       -        -        -

Total                $10,216   $2,280  $2,252   $1,530    $4,154

Off-Balance Sheet Arrangements:

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

     In the 2004, 2003 and 2002 fiscal years, the Company charged approximately $0.0 million, $0.1 million and $0.2 million, respectively, against pre-tax income for remedial response and voluntary cleanup costs (including legal fees). While annual expenditures have generally been constant from year to year, and may increase over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At February 29, 2004, the recorded liability in liabilities from discontinued operations for environmental matters related to Dielektra was $2.1 million and the recorded liability in accrued liabilities for environmental matters was $2.4 million compared with a total record liability in accrued liabilities for environmental matters of $4.2 million at March 2, 2003.

      Management does not expect that environmental matters will have a material adverse effect on the liquidity, capital resources, business or consolidated financial position of the Company. See Note 15 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for a discussion of the Company's commitments and contingencies, includ ing those related to environmental matters.

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

     Restructuring

     During the fiscal years ended February 29, 2004 and March 2, 2003, the Company recorded significant charges in connection with the realignment of its North American FR-4 business operations, the closures of the mass lamination operation of Dielektra GmbH in Germany and the Company's manufacturing facility in England and employee severance costs; and during the fiscal year ended March 3, 2002, the Company recorded significant charges in connection with the restructuring relating to the sale of Nelco Technology, Inc., the closure of a related support facility and the realignment of Dielektra, GmbH. These charges include estimates pertaining to employee separation costs and the settlements of contractual obligations resulting from the Company's actions. Although the Company does not anticipate significant changes, the actual costs incurred by the Company may differ from these estimates.

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

     Pension and Other Employee Benefit Programs

     Dielektra has significant pension costs that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates and wage inflation rates. The Company is required to consider current market conditions, including changes in interest rates and wage costs, in selecting these assumptions. Changes in the related pension costs may occur in the future in addition to changes resulting from fluctuations in the Company's related headcount due to changes in the assumptions.

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

     . The Company's customer base is concentrated, in part, because the Company's business strategy has been to develop long-term relationships with a select group of customers. During the Company's fiscal year ended February 29, 2004, the Company's ten largest customers accounted for approximately 71% of net sales. The Company expects that sales to a relatively small number of customers will continue to account for a significant portion of its net sales for the foreseeable future. A loss of one or more of such key customers could affect the Company's profitability. See "Business-Electronic Materials Operations-Customers and End Markets" in Item 1 of Part I of this Report, "Legal Proceedings" in Item 3 of Part I of this Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this Report for discussions of the loss of a key customer early in the 1999 fiscal year.

     . The Company's business is dependent on certain aspects of the electronics industry, which is a cyclical industry and which has experienced recurring downturns. The downturns, such as occurred in the first quarter of the Company's fiscal year ended March 2, 1997 and in the first quarter of the Company's fiscal year ended March 3, 2002, and which continues to a lesser extent at the present time, can be unexpected and have often reduced demand for, and prices of, electronic materials.

     . The Company's operating results are affected by a number of factors, including various factors beyond the Company's control. Such factors include economic conditions in the electronics industry, the timing of customer orders, product prices, process yields, the mix of products sold and maintenance-related shutdowns of facilities. Operating results also can be influenced by development and intro duction of new products and the costs associated with the start-up of new facilities.

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

     . There are a limited number of qualified suppliers of the principal materials used by the Company in its manufacture of electronic materials products. Substitutes for these products are not readily available, and in the past there have been shortages in the market for certain of these materials.

     . The Company typically does not obtain long-term purchase orders or commitments. Instead, it relies primarily on continual communication with its customers to anticipate the future volume of purchase orders. A variety of condi tions, both specific to the individual customer and gener ally affecting the customer's industry, can cause a customer to reduce or delay orders previously anticipated by the Company.

     . The Company, from time to time, is engaged in the expan sion of certain of its manufacturing facilities for elec tronic materials. The anticipated costs of such expansions cannot be determined with precision and may vary materially from those budgeted. In addition, such expansions will increase the Company's fixed costs. The Company's future profitability depends upon its ability to utilize its manufacturing capacity in an effective manner.

     . The Company's business is capital intensive and, in addition, the introduction of new technologies could substan tially increase the Company's capital expenditures. In order to remain competitive the Company must continue to make significant investments in capital equipment and expansion of operations.

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

Item 7A.Quantitative  and  Qualitative Disclosures  About  Market
        Risk.

            The Company is exposed to market risks for changes in foreign currency exchange rates and interest rates. The Company's primary foreign currency exchange exposure relates to the translation of the financial statements of foreign subsidiaries using currencies other than the U.S. dollar as their functional currency. The Company does not believe that a 10% fluctuation in foreign exchange rates would have had a material impact on its consolidated results of operations or financial position. The exposure to market risks for changes in interest rates relates to the Company's short-term investment portfolio. This investment portfolio is managed in accordance with guidelines issued by the Company. These guidelines are designed to establish a high quality fixed income portfolio of government and highly rated corporate debt securities with a maximum weighted maturity of less than one year. The Company does not use derivative financial instruments in its investment portfolio. Based on the average maturity of the investment portfolio at the end of the 2004 fiscal year, a 10% increase in short-term interest rates would not have had a material impact on the consolidated results of operations or financial position of the Company.

Item 8. Financial Statements and Supplementary Data.

         The Company's Financial Statements begin on the next page.


REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Park Electrochemical Corp.
Lake Success, New York


We have audited the accompanying consolidated balance sheets of Park Electrochemical Corp. and subsidiaries as of February 29, 2004 and March 2, 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended February 29, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park Electrochemical Corp. and subsidiaries as of February 29, 2004 and March 2, 2003 and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 29, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                        ERNST & YOUNG LLP


New York, New York
April 21, 2004


PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
                                         February 29,    March 2,
                                            2004         2003
ASSETS
Current assets:
 Cash and cash equivalents                $129,989       $111,036
 Marketable securities (Note 2)             59,197         51,899
 Accounts receivable, less
 allowance for doubtful accounts
 of $1,845 and $1,893, respectively         36,149         30,272
 Inventories (Note 3)                       11,707         12,688
 Prepaid expenses and other                  3,040          4,690
   Total current assets                    240,082        210,585

Property, plant and equipment, net
of accumulated depreciation and
amortization (Notes 4, 9, and 11)           70,569         90,503

Other assets                                   419            454
   Total assets                           $311,070       $301,542

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                         $ 14,913       $ 15,145
 Accrued liabilities (Note 5)               24,468         21,790
 Income taxes payable                        3,248          3,376
   Total current liabilities                42,629         40,311

Deferred income taxes (Note 6)               5,107          4,539

Deferred pension liability (Note 9
and 14)                                          -         10,991
Liabilities from discontinued
operations (Note 9)                         19,438              -
   Total liabilities                        67,174         55,841

Commitments and contingencies (Note 15)

Stockholders' equity (Note 7):
Preferred stock, $1 par value per
 share-authorized, 500,000 shares;
 issued, none                                    -              -
Common stock, $.10 par value per
 share-authorized, 60,000,000
 shares; issued, 20,369,986 shares           2,037          2,037
 Additional paid-in capital                133,335        133,172
 Retained earnings                         108,915        117,506
 Accumulated other non-owner changes         3,734         (2,432)
                                           248,021        250,283
 Less treasury stock, at cost, 582,061
  and 686,069 shares, respectively          (4,125)        (4,582)
   Total stockholders' equity              243,896        245,701
   Total liabilities and
   stockholders' equity                   $311,070       $301,542

See notes to consolidated financial statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
                                           Fiscal Year Ended
                                   February 29,   March 2,    March 3,
                                       2004        2003        2002
Net sales                           $194,236     $195,578    $201,681
Cost of sales                        161,536      168,921     185,014
Gross profit                          32,700       26,657      16,667
Selling, general and
administrative expenses               27,962       27,157      33,668
Gain on Delco lawsuit (Note 19)      (33,088)           -           -
Asset impairment charge (Note 11)          -       49,035           -
Restructuring and severance
charges (Note 10)                      8,469        4,794         806
Gain on sale of DPI (Note 12)              -       (3,170)          -
Gain on sale of United
Kingdom real estate                     (429)           -           -
Loss on sale of NTI and closure
of related support facility (Note 13)      -            -      15,707
Earnings (loss) from
continuing operations                 29,786      (51,159)    (33,514)
 Interest and other income, net        2,958        3,260       5,373
Earnings (loss) from continuing
operations before income taxes        32,744      (47,899)    (28,141)
Income tax provision (benefit)
from continuing operations             2,835       (4,035)    (10,727)
Earnings (loss) from
continuing  operations                29,909      (43,864)    (17,414)
Loss from discontinued
operations, net of taxes (Note 9)    (33,761)      (6,895)     (8,105)

Net loss                             $(3,852)    $(50,759)   $(25,519)

Basic earnings (loss) per share:
Earnings (loss) from
continuing operations                $  1.51       $(2.23)     $(0.89)
Loss from discontinued
operations, net of tax                 (1.71)       (0.35)      (0.42)

Basic loss per share                  $(0.20)      $(2.58)     $(1.31)

Diluted earnings (loss) per share:
Earnings (loss) from
continuing operations                $  1.50      $ (2.23)     $(0.89)
Loss from discontinued
operations, net of tax                 (1.69)       (0.35)      (0.42)

Diluted loss per share                $(0.19)     $ (2.58)     $(1.31)

See notes to consolidated financial statements.


Part 1 of table
PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share and per share amounts)
                                                                     Accumulated
                                               Additional                Other
                                 Common         Paid-in    Retained    Non-Owner
                                  Stock         Capital    Earnings     Changes
                             Shares    Amount
Balance, February 25, 2001  20,369,986 $2,037   $ 57,318   $203,150    $(5,764)
 Net loss                                                   (25,519)
 Exchange rate changes                                                  (1,257)
 Change in pension
  liability adjustment                                                    (802)
 Market revaluation                                                        (67)
 Conversion of long-term
  debt                                            72,634
 Stock option activity                             1,186
 Purchase of treasury stock
 Cash dividends ($.24
  per share)                                                 (4,678)
 Comprehensive loss

Balance, March 3, 2002      20,369,986  2,037    131,138    172,953     (7,890)
 Net loss                                                   (50,759)
 Exchange rate changes                                                   5,174
 Change in pension
  liability adjustment                                                     103
 Market revaluation                                                        181
 Stock option activity                             2,034
 Cash dividends ($.24
  per share)                                                 (4,688)
 Comprehensive loss

Balance, March 2, 2003      20,369,986  2,037    133,172    117,506     (2,432)
 Net loss                                                    (3,852)
 Exchange rate changes                                                   5,557
 Change in pension
  liability adjustment                                                     742
 Market revaluation                                                       (133)
 Stock option activity                               163
 Cash dividends ($.24
  per share)                                                 (4,739)
 Comprehensive loss

Balance, February 29, 2004  20,369,986 $2,037   $133,335   $108,915     $3,734

See notes to consolidated financial statements.

Part 2 of table
PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share and per share amounts)

                               Treasury Stock     Comprehensive
                              Shares     Amount      Income
Balance, February 25, 2001   4,441,359  $(27,835)
 Net loss                                            $(25,519)
 Exchange rate changes                                 (1,257)
 Change in pension
  liability adjustment                                   (802)
 Market revaluation                                       (67)
 Conversion of long-term
  debt                     (3,411,204)    21,381
 Stock option activity       (162,830)     1,027
 Purchase of treasury stock     9,838       (265)
 Cash dividends ($.24
  per share)
 Comprehensive loss                                  $(27,645)

Balance, March 3, 2002        877,163     (5,692)
 Net loss                                            $(50,759)
 Exchange rate changes                                  5,174
 Change in pension
  liability adjustment                                    103
 Market revaluation                                       181
 Stock option activity       (191,094)     1,110
 Cash dividends ($.24
  per share)
 Comprehensive loss                                  $(45,301)

Balance, March 2, 2003        686,069     (4,582)
 Net loss                                              (3,852)
 Exchange rate changes                                  5,557
 Change in pension
  liability adjustment                                    742
 Market revaluation                                      (133)
 Stock option activity       (104,008)       457
 Cash dividends ($.24
  per share)
 Comprehensive loss                                   $ 2,314

Balance, February 29, 2004    582,061   $ (4,125)

See notes to consolidated financial statements


PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
                                                    Fiscal Year Ended
                                           February 29,   March 2,    March 3,
				    		          2004         2003        2002
Cash flows from operating activities:
 Net loss                                    $(3,852)    $(50,759)   $(25,519)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Depreciation and amortization               11,978       17,973      16,257
  (Gain)loss on sale of fixed assets            (511)           -      10,636
  Charge for impairment of fixed assets            -       50,255       2,959
  Non-cash restructuring charges                   -        2,150           -
  Non-cash charges related to
   discontinued operations                    21,348            -           -
  Gain on sale of DPI                              -       (3,170)          -
  Provision for doubtful accounts
   receivable                                    109          184         123
  Provision for deferred income taxes            515       (1,541)     (4,690)
  Other, net                                       -          (25)        (63)
 Changes in operating assets and
 liabilities:
  Accounts receivable                         (6,082)       3,478       36,907
   Inventories                                    86          535       18,793
   Prepaid expenses and other current assets   1,287         (719)       4,511
   Other assets and liabilities                  (57)          17           29
   Accounts payable                            2,851          430      (13,617)
   Accrued liabilities                         4,441       (6,835)      (9,744)
   Income taxes payable                          217        4,216      (13,176)

     Net cash provided by operating
      activities                              32,330       16,189       23,406

Cash flows from investing activities:
 Purchases of property, plant and
  equipment                                   (4,509)      (6,468)     (25,786)
 Proceeds from sale of business                    -        5,000            -
 Proceeds from sales of property,
  plant and equipment                          2,094           25         2,986
 Purchases of marketable securities          (76,530)     (66,194)      (47,355)
 Proceeds from sales and maturities
  of marketable securities                    69,316       66,104        27,036

     Net cash used in investing activities    (9,629)      (1,533)      (43,119)

Cash flows from financing activities:
 Redemption of long term debt                      -            -        (1,738)
 Dividends paid                               (4,739)      (4,688)       (4,678)
 Proceeds from exercise of stock options         620          368         1,959

     Net cash used in financing activities    (4,119)      (4,320)       (4,457)

Effect of exchange rate changes on
cash and cash equivalents                        371        1,208           (64)

Increase (decrease) in cash and cash
equivalents                                   18,953       11,544       (24,234)

Cash and cash equivalents, beginning of year 111,036       99,492       123,726

Cash and cash equivalents, end of year      $129,989     $111,036      $ 99,492

See notes to consolidated financial statements.


PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended February 29, 2004
(in thousands, except  shares, per share data and option data)


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

     a.   Principles   of   Consolidation  -   The   consolidated
          financial statements include the accounts of  Park  and
          its subsidiaries. All significant intercompany balances
          and transactions have been eliminated.
     b.   Use   of  Estimates  -  The  preparation  of  financial
          statements   in  conformity  with  generally   accepted
          accounting  principles  requires  management  to   make
          estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.
          See "Critical Accounting Policies and Estimates" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part
          II of this Report.
     c.   Accounting Period - The Company's fiscal year is the 52
          or 53 week period ending the Sunday nearest to the last
          day of February. The 2004, 2003 and 2002 fiscal years ended on February 29, 2004, March 2, 2003, and March 3,
          2002 respectively. Fiscal years 2004 and 2003 consisted
          of 52 weeks and fiscal year 2002 consisted of 53 weeks.
     d. Marketable Securities - All marketable securities are classified as available-for-sale and are carried at fair  value, with the unrealized gains and losses,  net
          of  tax,  included  in comprehensive  income.  Realized
          gains   and   losses,  amortization  of  premiums   and
          discounts,   and  interest  and  dividend  income   are
          included  in other income. The cost of securities  sold
          is based on the specific identification method.
     e.   Inventories  - Inventories are stated at the  lower  of
          cost (first-in, first-out method) or market.
     f. Revenue Recognition - Revenues are recognized at the time product is shipped to the customer.
     g. Product Warranties - The Company accrues for defective products at the time the existence of the defect is known
	    and the amount is reasonably determinable. The Company's products are made to specific customer order specifications, and there are no future performance requirements for the Company's products other than the products' meeting the agreed specifications. The amounts of returns and allowances resulting from defective or damaged products have been approximately 1.0% of sales for each of the Company's last three fiscal years.
     h. Shipping Costs - The amounts paid to third-party shippers for transporting products to customers are classified as selling expenses. The amounts included in selling, general and administrative expenses were approximately $5,296, $4,200 and $3,498 for fiscal years 2004, 2003 and 2002, respectively.
     i.   Depreciation   and  Amortization  -  Depreciation   and
          amortization are computed principally by the  straight-
          line  method  over the estimated useful  lives  of  the
          related   assets   or,   with  respect   to   leasehold
          improvements, the terms of the leases, if shorter.
     j. Income Taxes - Deferred income taxes are provided for temporary differences in the reporting of certain items, primarily depreciation, for income tax purposes as compared with financial accounting purposes.
          United  States ("U.S.") Federal income taxes  have  not
          been    provided   on   the   undistributed    earnings
          (approximately $119,200 at February 29,  2004)  of  the
          Company's   foreign   subsidiaries,   because   it   is
          management's practice and intent to reinvest such earnings in the operations of such subsidiaries.
     k.   Foreign  Currency Translation - Assets and  liabilities
          of foreign subsidiaries using currencies other than the
          U.S. dollar as their functional currency are translated
          into  U.S.  dollars at fiscal year-end exchange  rates,
          and  income and expense items are translated at average
          exchange  rates  for  the  period.  Gains  and   losses
          resulting from translation are recorded as currency translation adjustments in comprehensive income.
          The Company enters into foreign currency exchange contracts to manage its exposure to currency rate fluctuations on anticipated sales, purchases and inter-company transactions. These types of exchange contracts generally qualify for accounting as designated hedges.
          The  realized  and  unrealized  gains  and  losses   on
          qualified  contracts  are  deferred  and  included   as
          components of the related transactions. Any contracts that do not qualify as hedges for accounting purposes are marked to market with the resulting gains and losses recognized in other income or expense.
     l. Consolidated Statements of Cash Flows - The Company considers all money market securities and investments with maturities at the date of purchase of 90 days or less to be cash equivalents.

     Supplemental cash flow information:
                                              Fiscal Year
                                         2004     2003       2002
      Cash paid during the year for:
       Interest                        $    -   $     -     $2,700
       Income taxes paid (refunded)     2,248    (6,278)     6,847

     m. Stock based Compensation - The Company implemented the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", in the fourth quarter of fiscal year 2003. This statement amended the disclosure provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation", to require prominent disclosure of the effect on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation and amended APB Opinion No. 28, "Interim Financial Reporting", to require disclosure of those effects in interim financial information.

       As of February 29, 2004, the Company had two fixed stock incentive plans which are more fully described in Note 7. All options under the stock plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations for the plans. If compensation costs of the grants had been determined based upon the fair market value at the grant dates consistent with the FASB No. 123 "Accounting for Stock-Based Compensation", the Company's net (loss) income and (loss) earnings per share would have approximated the amounts shown below.

       The weighted averaged fair value for options was estimated at the dates of grants using the Black-Scholes option-pricing model to be $8.69 for fiscal year 2004, $12.81 for fiscal year 2003 and $8.09 for fiscal year
       2002, with the following weighted average assumptions: risk free interest rate of 4.0% for fiscal years 2004, 2003 and 2002; expected volatility factors of 49%-54%, 58% and 41% for fiscal years 2004, 2003 and 2002, respectively; expected dividend yield of 1.0% for fiscal years 2004, 2003 and 2002; and estimated option lives of
       4.0 years for fiscal years 2004, 2003 and 2002.

                                       2004       2003      2002
  Net loss                          $(3,852)   $(50,759)  $(25,519)
  Deduct: Total stock-based
  employee compensation
  determined under fair value
  based method for all awards,
  net of tax effects                 (1,846)     (1,928)    (1,404)

  Pro forma net loss                $(5,698)   $(52,687)  $(26,923)

  EPS-basic as reported             $ (0.20)   $  (2.58)  $  (1.31)
  EPS-basic pro forma               $ (0.29)   $  (2.68)  $  (1.38)

  EPS-diluted as reported          $  (0.19)   $  (2.58)  $  (1.31)
  EPS-diluted pro forma            $  (0.29)   $  (2.68)  $  (1.38)


2.   MARKETABLE SECURITIES

     The following is a summary of available-for-sale securities:
                                            Gross      Gross    Estimated
                                        Unrealized  Unrealized    Fair
                         Amortized Cost    Gains       Losses     Value
 February 29, 2004:
 U.S. Treasury and other
 government securities       $55,993      $ 116       $ 18       $56,091
 U.S. corporate debt
 securities                   3,022           8          -         3,030
   Total debt securities     59,015         124         18        59,121
 Equity securities                5          71          -            76
                            $59,020        $195       $ 18       $59,197

 March 2, 2003:
 U.S. Treasury and other
  government securities     $41,359       $ 256       $  6       $41,609
 U.S. corporate debt
  securities                 10,153          63          -        10,216
   Total debt securities     51,512         319          6        51,825
 Equity securities                5          69          -            74
                            $51,517        $388       $  6       $51,899

     The gross realized gains on the sales of securities were $40, $6 and $0 for fiscal years 2004, 2003 and 2002, respectively, and the gross realized losses were $21, $17, and $60 for fiscal years 2004, 2003 and 2002, respectively.

     The amortized cost and estimated fair value of the debt and marketable equity securities at February 29, 2004, by contractual maturity, are shown below:

                                                     Estimated
                                                        Fair
                                        Cost           Value
Due in one year or less                $10,021        $10,030
Due after one year through five years   48,994         49,091
                                        59,015         59,121
Equity securities                            5             76
                                       $59,020        $59,197

3.   INVENTORIES

                                   February 29,     March 2,
                                      2004            2003
     Raw materials                   $ 4,088       $ 4,072
     Work-in-process                   2,424         3,424
     Finished goods                    4,835         4,680
     Manufacturing supplies              360           512
                                     $11,707       $12,688




4.   PROPERTY, PLANT AND EQUIPMENT

                                     February 29,    March 2,
                                       2004           2003
Land, buildings and improvements     $ 31,591      $ 36,807
Machinery, equipment, furniture
 and fixtures                         135,309       146,363
                                      166,900       183,170
Less accumulated depreciation
 and amortization                      96,331        92,667
                                     $ 70,569      $ 90,503

     Depreciation and amortization expense, for continuing operations, relating to property, plant and equipment was $10,604, $16,535 and $14,880 for fiscal years 2004, 2003 and
     2002, respectively. Pretax charges of $15,349, $52,248 and $2,959 were recorded in fiscal years 2004, 2003 and 2002, respectively, for the write-downs of abandoned or impaired operating equipment, including charges of $15,349, $1,220 and $901, respectively, related to Dielektra, to its estimated net realizable value (see Notes 10 and 11 below).

5.   ACCRUED LIABILITIES

                                      February 29,    March 2,
                                         2004          2003
     Payroll and payroll related        $ 3,650      $ 4,535
     Taxes, other than income taxes         343          320
     Employee benefits                    2,194        1,660
     Environmental reserve (Note 15)      2,389        4,246
     Other                               15,892       11,029
                                        $24,468      $21,790

6.   INCOME TAXES

     The income tax (benefit) provision for continuing operations includes the following:

                                    Fiscal Year
                              2004       2003        2002
      Current:
       Federal              $  467    $(3,806)   $ (5,901)
       State and local         125        385          18
       Foreign               1,732        927        (154)
                             2,324     (2,494)     (6,037)
      Deferred:
       Federal                   -     (1,087)     (4,345)
       State and local          (7)      (107)       (729)
       Foreign                 518       (347)        384
                               511     (1,541)     (4,690)
                           $ 2,835    $(4,035)   $(10,727)

     The Company's effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

                                             Fiscal Year
                                         2004    2003   2002

      Statutory U.S. Federal tax rate   35.0%   35.0%  35.0%
      State and local taxes, net of
       Federal benefit                   0.3    (0.4)   1.6
      Foreign tax rate differentials   (11.9)    1.4    0.7
      Valuation allowance                1.9       -      -
      Impairment of deferred
       tax assets                          -   (28.1)     -
      Other, net                       (16.6)    0.5    0.8
                                         8.7%    8.4%  38.1%

     The Company had foreign net operating loss carry-forwards from continuing operations of approximately $15,700 and $12,700 in fiscal years 2004 and 2003, respectively. In fiscal years 2004 and 2003, the Company had net operating loss carry-forwards from discontinued operations of $76,400 and $59,600, respectively. Long-term deferred tax assets arising from these net operating loss carry-forwards from continuing operations were valued at $0 at February 29, 2004 and March 2, 2003, net of valuation reserves of approximately $6,347 and $5,221, respectively. Long-term deferred tax assets arising from these net operating loss carry-forwards from discontinued operations were valued at $0 at February 29, 2004 and March 2, 2003, net of valuation reserves of approximately $32,598 and $26,008, respectively. The income tax provision (benefit) for discontinued operations was $0, $150 and $(210) for fiscal years 2004, 2003 and 2002, respectively.

     Approximately $702 of the foreign net operating loss carry-forwards expire in fiscal year 2005, $2,900 of the net operating loss carry-forwards expire in fiscal year 2025, and the remainder have no expiration.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At February 29, 2004 and March 2, 2003, the Company did not have any current deferred tax assets. Significant components of the Company's long-term deferred tax liabilities and assets as of February 29, 2004 and March 2, 2003 from continuing operations were as follows:

                                              2004      2003
     Deferred tax liabilities:
     Depreciation                          $ 2,929    $ 4,539
     Other, net                              2,178      1,392
      Total deferred tax liabilities         5,107      5,931

     Deferred tax assets:
     Impairment of fixed assets              9,210     11,657
     Net operating loss carry-forwards       6,347      5,221
     Other, net                              6,007      3,224
     Total deferred tax assets              21,564     20,102
      Valuation allowance for deferred
       tax assets                          (21,564)   (18,710)
      Net deferred tax assets                    -      1,392

      Net deferred tax liabilitie  s       $ 5,107    $ 4,539

7.   STOCKHOLDERS' EQUITY

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

     Information with respect to options follows:
                                     Range                     Weighted
                                      of                        Average
                                   Exercise      Outstanding   Exercise
                                    Prices         Options     Price
  Balance, February 25,2001     $ 3.67 - $43.63   1,358,152     $16.50
  Granted                        22.62 -  26.77     275,725      23.62
  Exercised                       3.67 -  23.96    (162,831)     13.06
  Cancelled                       3.67 -  43.63    (227,339)     21.92

  Balance, March 3, 2002        $ 4.67 - $43.63   1,243,707     $ 9.56
  Granted                        14.12 -  29.05     231,800      28.04
  Exercised                       4.67 -   4.67     (43,398)     13.06
  Cancelled                      12.21 -  43.63     (66,747)     28.29

  Balance, March 2, 2003        $ 4.92 - $43.63   1,365,362     $18.92
  Granted                        19.95 -  29.17     194,275      20.42
  Exercised                       4.92 -  24.08    (121,837)      8.18
  Cancelled                      14.12 -  43.63     (41,147)     23.95

  Balance, February 29, 2004     $ 8.75 - $43.63   1,396,653    $19.91

  Exercisable February 29, 2004  $ 8.75 - $43.63     878,202    $17.79

     The   following  table  summarizes  information   concerning
     currently outstanding and exercisable options.

                      Options Outstanding             Options Exercisable
                                      Weighted
                                      Average    Weighted              Weighted
                      Number of      Remaining    Average    Number of  Average
  Range of             Options      Contractual  Exercise    Options    Exercise
Exercise Prices      Outstanding   Life in Years  Price    Exercisable   Price
$ 8.75 -  9.99            65,175          .21     $ 8.75      65,175     $ 8.75
 10.00 - 19.99           837.078         5.53      16.68     605,515      15.73
 20.00 - 43.63           494,400         7.60      26.87     207,512      26.63
                       ---------                             -------
                       1,396,653                             878,202

     Stock  options  available for future grant  under  the  2002 stock  option  plan at February 29, 2004 and March  2,  2003 were 705,725 and 885,000, respectively.

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

     d.   Reserved   Common  Shares  -  At  February  29,   2004,
          2,102,378 shares of common stock were reserved for issuance upon exercise of stock options.

     e.   Accumulated   Other  Non-Owner  Changes  -  Accumulated
          balances   related   to   each   component   of   other
          comprehensive income (loss) were as follows:

            <caption>                         February 29,    March 2,
                                                 2004          2003
            Currency translation adjustment    $3,619        $(1,938)
            Pension liability adjustment            -           (742)
            Unrealized gains on investments       115            248

            Accumulated balance                $3,734        $(2,432)

8.   (LOSS)/EARNINGS PER SHARE

     The following table sets forth the calculation of basic and diluted (loss)/earnings per share for the last three fiscal years:

                                        2004         2003         2002
Earnings (loss) from
 continuing operations                $29,909     $ (43,864)   $ (17,414)
Loss from discontinued
 operations                           (33,761)       (6,895)      (8,105)

Net loss                              $(3,852)    $ (50,759)    $ (25,519)

Weighted average common shares
 outstanding for basic EPS         19,754,000    19,674,000    19,535,000
Net effect of dilutive options        237,000             *             *
Weighted average shares
 outstanding for diluted EPS       19,991,000    19,674,000    19,535,000

Basic earnings (loss) per share:
Earnings (loss) from
continuing operations                 $  1.51        $(2.23)       $(0.89)
Loss from discontinued
operations, net of tax                 $(1.71)      $ (0.35)       $(0.42)
Basic loss per share                   $(0.20)       $(2.58)       $(1.31)

Diluted earnings (loss) per share:
Earnings (loss) from
continuing operations                 $  1.50       $ (2.23)       $(0.89)
Loss from discontinued
operations, net of tax                 $(1.69)      $ (0.35)       $(0.42)
Diluted loss per share                 $(0.19)      $ (2.58)       $(1.31)

*For the fiscal years 2003 and 2002, the effect of employee stock options was not considered because it was antidilutive.

     Common stock equivalents, which were not included in the computation of diluted loss per share because either the effect would have been antidilutive or the options' exercise prices were greater than the average market price of the common stock, were 151,585, 865,287, and 637,550 for the fiscal years 2004, 2003, 2002, respectively.

9.   DISCONTINUED OPERATIONS

     On February 4, 2004, the Company announced that it was discontinuing its financial support of its Dielektra GmbH ("Dielektra") subsidiary located in Cologne, Germany, due to the continued erosion of the European market for the Company's high technology products. Without Park's financial support, Dielektra filed an insolvency petition, which may result in the reorganization, sale or liquidation of Dielektra. In accordance with SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets", Dielektra is treated as a discontinued operation. As a result of the discontinuation of financial support for Dielektra, the Company recognized an impairment charge of $22,023 for the write-off of Dielektra assets and other costs during the fourth quarter of the 2004 fiscal year. The income tax provision (benefit) for discontinued operations was $0, $150 and $(210) for fiscal years 2004, 2003 and 2002, respectively. The liabilities from discontinued operations totaling $19,438 at February 29, 2004 are reported separately on the consolidated balance sheet. These liabilities from discontinued operations included $12,094 for Dielektra's deferred pension liability. The Company expects to recognize a gain of approximately $17 million related to the reversal of these liabilities when the Dielektra insolvency process is completed, although it is unclear when the process will be completed. In addition to the impairment charge described above recognized in the 2004 fiscal year, the losses from operations of $5,596 and $6,142 for termination and other costs related to Dielektra, recorded in the first quarter of the 2004 fiscal year, have been included in discontinued operations in the Consolidated Statements of Operations in the periods in which they occurred. At the time of the discontinuation of support for Dielektra, $5,539 of the $6,142 of termination and other costs had been paid and the remaining $603 was included in liabilities from discontinued operations in the Consolidated Balance Sheet.

     Dielektra's net sales and operating results for each of the three fiscal years ended February 29, 2004, March 2, 2003, and March 3, 2002, and assets and liabilities of discontinued operations at February 29, 2004 and March 2, 2003 were as follows:

                                       Fiscal Year
                               2004       2003        2002
Net sales                   $ 14,429    $21,198     $28,379
Operating loss                (5,596)    (5,675)     (5,184)
Restructuring and
 impairment charges           28,165      1,220       2,921
Net loss                    $(33,761)   $(6,895)    $(8,105)

                               February 29,       March 2,
                                  2004            2003
Current Assets                $      -           $ 5,697
Fixed Assets                         -            15,612
  Total Assets                       -            21,309
Current and other liabilites     7,344             9,654
Pension liabilities             12,094            10,991
  Total liabilities             19,438            20,645
  Net (liabilities) assets    $(19,438)          $   664

10.  RESTRUCTURING AND SEVERANCE CHARGES

    The  Company recorded pre-tax charges totaling $8,438  during the first and second quarters of fiscal year 2004 related to the realignment of its North America FR-4 business operations in Newburgh, New York and Fullerton, California. During the fourth quarter of fiscal year 2004 the Company recorded pretax charges of $112 related to workforce reductions in Europe and recovered $81 from sales of impaired assets related to its European operations. The components of these charges and the related liability balances and activity for the year ended February 29, 2004 are set forth below.

                                     Charges                2/29/04
                        Closure    Incurred or             Remaining
                        Charges       Paid    Reversals  Liabilities
New York and
California and other
realignment charges:
Lease payments, taxes,
utilities and other      $7,292        648          -        6,644
Severance payments        1,258      1,146          -          112

                         $8,550     $1,794       $  -       $6,756

  The severance payments were for the termination of hourly and salaried, administrative, manufacturing and support employees. Such employees were terminated during the 2004 fiscal year first, second and third quarters. The remaining liability for severance payments is expected to be paid to such employees during the fiscal year 2005 first quarter. The lease charges cover one lease obligation payable through December 2004 and a portion of another lease obligation payable through September 2013.

  The Company recorded pre-tax charges of $4,674 and $120 in the fiscal year 2003 third quarter ended December 1, 2002 in connection with the closure of its Nelco U.K. manufacturing facility located in Skelmersdale, England, and severance costs at a North American business unit. As of February 29, 2004, there were no remaining liabilities. The Company recorded an $81 gain on the sale of previously written off equipment during the fourth quarter of fiscal 2004. The components of these charges and the charges incurred and paid since the third quarter of fiscal 2003 are set forth below.

                                        Charges    Recoveries    2/29/04
                           Closure    Incurred or     or       Remaining
                           Charges       Paid      Reversals  Liabilities
United Kingdom charges:
Impairment of long
 lived assets              $1,993       $1,912       $ 81        $  -
Severance payments
and related costs           1,997        1,997          -           -
Utilities, maintenance,
 taxes, other                 684          684          -           -

                            4,674        4,593         81           -
Other severance payments
 and related costs            120          120          -           -

                           $4,794       $4,713       $ 81        $  -

  The Company recorded pre-tax charges of $2,921 in its fiscal year 2002 third quarter ended November 25, 2001 in connection with the closure of the conventional lamination line of Dielektra and the reduction of the size of Dielektra's mass lamination operations. Such restructuring charges related to Dielektra have been included in loss from discontinued operations. The Company recorded pre-tax severance charges of $681 in its fiscal year 2002 first quarter ended May 27, 2001 and $125 in its third quarter ended November 25, 2001 for severance payments and related costs for terminated employees at the Company's continuing operations in Asia, Europe and North America. The terminated employees were hourly and salaried, administrative, manufacturing and support employees. As of March 2, 2003 there were no remaining liabilities relating to these charges.

  As a result of the foregoing employee terminations and other less significant employee terminations in connection with business contractions and in the ordinary course of business and substantial numbers of employee resignations and retirements in the ordinary course of business, the total number of employees employed by the Company declined to approximately 1,200 as of February 29, 2004 from approximately 1,500 as of March 2, 2003, and 1700 at the end of the Company's 2002 fiscal year.

11. ASSET IMPAIRMENT CHARGES

   As a result of continuing declines in the Company's North American business operations and Dielektra's mass lamination operation, during the fourth quarter of the 2003 fiscal year the Company reassessed the recoverability of the fixed assets of those operations based on cash flow projections and determined that such fixed assets were impaired. The Company recorded an impairment charge of $50,255, of which $1,220 related to Dielektra, in the Company's 2003 fiscal year fourth quarter to reduce the book values of such fixed assets to their estimated fair values. In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying values of such assets exceeded their fair values and were not recoverable.

12. SALE OF DIELECTRIC POLYMERS, INC.

  On June 27, 2002, the Company sold its Dielectric Polymers, Inc. ("DPI") subsidiary to Adhesive Applications, Inc. of
  Easthampton, Massachusetts. The Company recorded a gain of $3,170 in its fiscal year 2003 second quarter ended September 1, 2002 in connection with the sale.

13. SALE OF NELCO TECHNOLOGY, INC.

  During the Company's 1998 fiscal year and for several years prior thereto, more than 10% of the Company's total worldwide sales were to Delco Electronics Corporation, a subsidiary of General Motors Corp., and the Company's wholly owned subsidiary, Nelco Technology, Inc. ("NTI") located in Tempe, Arizona, had been Delco's principal supplier of semi-finished multilayer printed circuit board materials, commonly known as mass lamination, which were used by Delco to produce finished multilayer printed circuit boards. However, in March 1998, the Company was informed by Delco that Delco planned to close its printed circuit board fabrication plant and exit the printed circuit board manufacturing business. As a result, the Company's sales to Delco declined during the three-month period ended May 31, 1998, were negligible during the remainder of the 1999 fiscal year and were nil since then. See
  Note 19 for a description of the gain on NTI's lawsuit against Delco.

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

  In connection with the sale of NTI and the closure of the related support facility, the Company recorded pre-tax charges of $15,707 in its fiscal year 2002 first quarter ended May 27, 2001. The components of these charges and the related liability balances and activity from the May 27, 2001 balance sheet date to the February 29, 2004 balance sheet date are set forth below.


                                        Charges                2/29/04
                           Closure      Incurred              Remaining
                           Charges      or Paid   Reversals  Liabilities
NTI charges:
 Loss on sale of assets
  and business             $10,580      $10,580     $   -        $  -
 Severance payments            387          387         -           -
 Medical and other costs        95           95         -           -

Support facility charges:
 Impairment of long
  lived assets               2,058        2,058         -           -
 Write down accounts
  receivable                   350          319        31           -
 Write down inventory          590          590         -           -
 Severance payments            688          688         -           -
 Medical and other costs       133          133         -           -
 Lease payments, taxes,
  utilities, maint.            781          485         -         296
 Other                          45           45         -           -

                           $15,707      $15,380     $  31        $296

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

14. EMPLOYEE BENEFIT PLANS

 a. Profit Sharing Plan - The Company and certain of its subsidiaries have a non-contributory profit sharing retirement plan covering their regular full-time employees. The plan may be modified or terminated at any time, but in no event may any portion of the contributions revert back to the Company. The Company's contributions are accrued at the end of each fiscal year and paid to the plan in the subsequent fiscal year. The Company's contributions to the plan were $271 and $403 for fiscal years 2003 and 2002, respectively. The contribution for fiscal year 2004 has not been paid. Contributions are discretionary and may not exceed the amount allowable as a tax deduction under the Internal Revenue Code. In addition, the Company sponsors a 401(k) savings plan, pursuant to which the contributions of employees of certain subsidiaries were partially matched by the Company in the amounts of $260, $442 and $527 in fiscal years 2004, 2003 and 2002, respectively.

 b. Pension Plan - The pension information provided below relates to the Company's subsidiary, Dielektra. As described in
   Note 9 above, the Company discontinued its financial support of Dielektra during the fiscal year 2004 fourth quarter and, accordingly, has included the February 29, 2004 pension liability in liabilities from discontinued operations. The pension plan is a non-contributory defined benefit pension plan which covers certain employees. Under the terms of this plan, participants may not accrue additional service time after December 31, 1987. The Company recorded deferred pension liabilities relating to this plan in the amounts of $12,094 and $10,991 at February 29, 2004 and March 2, 2003, respectively.

Net pension costs included the following components:

                                                     Fiscal Year
Changes in Benefit Obligations                   2004            2003
Benefit obligation at beginning of year      $  10,991        $  9,150
Service cost                                        58              94
Interest cost                                      661             571
Actuarial loss (gain)                             (558)           (301)
Currency translation (gain)loss                  1,707            2,117
Benefits paid                                     (765)            (640)
Payment for annuities                                -                -
Benefit obligation at end of year             $ 12,094         $ 10,991

Changes in Plan Assets

Fair value of plan assets at
 beginning of year                            $      -         $      -
Actual return on plan assets                         -                -
Employer contributions                             764              640
Benefits paid                                     (764)            (640)
Payment for annuities                                -                -
Administrative expenses paid                         -                -
Fair value of plan assets                     $      -         $      -

Under funded status                           $(12,094)        $(10,991)
Unrecognized net loss                                -            1,192
Net accrued pension cost                      $(12,094)        $ (9,799)

<caption
                                                    Fiscal Year
Components of Net Periodic Benefit Cost        2004     2003     2002
Service cost - benefits earned
during the period                              $ 58      $ 94     $ 82
Interest cost on projected
 benefit obligation			            661       571      533
Expected return on plan assets                    -         -        -
Amortization of unrecognized loss                18        55       40
Recognized net actuarial loss                     -        -        -
Effect of curtailment                             -         -        -
Net periodic pension cost                      $737      $720     $655

                                                Fiscal Year
                                               2004     2003
Projected benefit obligation                 $12,094  $10,991
Accumulated benefit obligation                12,094   10,991
Plan assets                                        -        -

     The projected benefit obligation for the plan was determined using assumed discount rates of 5.75% for fiscal years  2004 and 2003. Projected wage increases of 2.6% were also assumed for fiscal years 2004 and 2003.

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

     These non-cancelable operating leases have the following payment schedule.

                    Fiscal        Amount
                     Year
                     2005        $ 2,097
                     2006          1,346
                     2007            906
                     2008            838
                     2009            692
                  Thereafter       4,154
                                 $10,033

     Rental expenses, inclusive of real estate taxes and other costs, were $2,659, $2,948 and $3,933 for fiscal years 2004, 2003 and 2002, respectively.

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

     The total costs incurred by the Company and its subsidiaries in connection with these sites, including legal fees incurred by the Company and its subsidiaries and their assessed share of remediation costs and excluding amounts paid or reimbursed by insurance carriers, were approximately $1, $131 and $200 in fiscal years 2004, 2003 and 2002, respectively. The recorded liabilities included in accrued liabilities for environmental matters were $2,389, $4,246 and $3,975 for fiscal years 2004, 2003 and 2002, respectively. As discussed in Note 9, liabilities from
     discontinued   operations  have  been  segregated   on   the
     Consolidated Balance Sheet and include $2,121 for environmental matters related to Dielektra.

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

16.  FOREIGN CURRENCY CONTRACTS

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS 133, as amended, requires that all derivative instruments be recognized on the balance sheet at fair value. In addition, the standard specifies criteria for designation and effectiveness of hedging relationships and establishes accounting rules for reporting changes in the fair value of a derivative instrument depending on the designated type of hedge.

     The Company is exposed to foreign currency exchange rate fluctuations in the normal course of business. The Company uses derivative instruments (forward contracts) to hedge certain foreign currency exposures as part of its risk management strategy. The objective is to offset gains and losses resulting from these exposures with gains and losses on the derivative contracts used to hedge them, thereby reducing the volatility of earnings or protecting fair values of assets and liabilities. The Company does not enter into any trading or speculative positions with regard to derivative instruments.

     The Company primarily enters into forward contracts, with maturities of three months or less, designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted transactions related to purchase commitments and sales, denominated in various currencies. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income as a separate component of stockholders' equity. Once the hedged transaction is recognized, the gain or loss is reclassified into earnings. The foreign currency forward contracts held by the Company at February 29, 2004 were not designated hedges under SFAS 133 and, accordingly, the contracts were marked to market and the resulting gains and losses were recognized in the income statement.

     At February 29, 2004 and March 2, 2003, the Company had outstanding foreign exchange contracts in notional amounts totaling $4,306 and $0, respectively.

17.  BUSINESS SEGMENTS

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

     Sales  are  attributed to geographic region based  upon  the
     region  from  which  the  materials  were  shipped  to   the
     customer. Inter-segment sales and sales between geographic regions were not significant.

     Financial information regarding the Company's continuing operations by geographic region follows:

                                            Fiscal Year
                                     2004       2003      2002
    United States                  $106,080   $117,889  $132,520
    Europe                           31,982     32,322    27,128
    Asia                             56,174     45,367    42,033
      Total sales                  $194,236   $195,578  $201,681

    United States                  $ 38,549   $ 44,425  $104,386
    Europe                           10,969     25,373    22,954
    Asia                             21,470     21,159    22,943
      Total long-lived assets      $ 70,988   $ 90,957  $150,283

18.  CUSTOMER AND SUPPLIER CONCENTRATIONS

  a. Customers - Sales to Sanmina Corporation were 16.3%, 19.1% and 20.7% of the Company's total worldwide sales from its continuing operations for fiscal years 2004, 2003 and 2002, respectively. Sales to Tyco Printed Circuit Group L.P. were 12.2%, 11.0% and 12.9% of the Company's total worldwide sales from its continuing operations for fiscal years 2004, 2003 and 2002. Sales to Multilayer Technology, Inc. were 9.7%, 11.1% and 8.9% of the Company's total worldwide sales from its continuing operations for fiscal years 2004, 2003 and 2002, respectively.

     While no other customer accounted for 10% or more of the Company's total worldwide sales from its continuing operations in fiscal year 2004, and the Company is not dependent on any single customer, the loss of a major electronic materials customer or of a group of customers could have a material adverse effect on the Company's business and results of operations.

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

19.  GAIN ON DELCO LAWSUIT

     The United States District Court for the District of Arizona entered final judgment in favor of the Company's subsidiary, NTI, in its lawsuit against Delco Electronics Corporation, a subsidiary of Delphi Automotive Systems Corporation, on Nelco's claim for breach of the implied covenant of good faith and fair dealing. As a result, the Company received a net amount of $33,088 million from Delco on July 1, 2003 in satisfaction of the judgment. See Note 13 above for information regarding the sale of NTI.

20.       SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                 Quarter
                                   First    Second    Third     Fourth
                                (In thousands, except per share amounts)
 Fiscal 2004:
 Net sales                       $44,323  $ 43,566  $ 51,058   $ 55,289
 Gross profit                      4,623     5,919     9,764     12,394
 (Loss) earnings from
  continuing operations           (1,644)   20,982     2,823      7,748

 Loss from discontinued
  operations                      (6,807)   (1,944)   (1,838)   (23,172)

 Net (loss) earnings              (8,451)   19,038       985    (15,424)

 Basic (loss) income per
  share:
 (Loss) earnings from
  continuing operations           $(0.08)  $  1.06    $ 0.14     $ 0.39
 Loss from discontinued
  operatings                      $(0.35)  $ (0.10)   $(0.09)    $(1.17)
 Net (loss) earnings per share    $(0.43)  $  0.96    $ 0.05     $(0.78)
 Diluted (loss) earnings
  per share:
 (Loss) earnings from
  continuing operations           $(0.08)  $  1.05    $ 0.14     $ 0.38
 Loss from discontinued
  operations                      $(0.35)  $ (0.10)   $(0.09)    $(1.14)
 Net (loss) earnings per share    $(0.43)  $  0.95    $ 0.05     $(0.76)

   Weighted average common
   shares outstanding:
    Basic                         19,709    19,759    19,764     19,783
    Diluted                       19,709    19,943    20,083     20,167

  Fiscal 2003:
   Net sales                    $ 51,172  $ 51,343  $ 47,967   $ 45,096
   Gross profit                    7,010     7,272     6,311      6,064
 Earnings (loss)from
  continuing operations              735     3,336    (3,808)   (44,127)

 Loss from discontinued
  operations                      (1,371)   (1,749)   (1,496)    (2,129)

 Net (loss) earnings                (636)    1,587    (5,304)   (46,406)

 Basic (loss) earnings per share:
 Earnings (loss) from
  continuing operations           $ 0.04   $  0.17   $ (0.19)   $ (2.24)
 Loss from discontinued
  operations                      $(0.07)  $ (0.09)  $ (0.08)   $ (0.12)
 Net (loss) earnings per share    $(0.03)  $  0.08   $ (0.27)   $ (2.36)
 Diluted (loss) earnings
  per share:
 Earnings (loss) from
  continuing operations           $ 0.04   $  0.17   $ (0.19)   $ (2.24)
 Loss from discontinued
  operations                      $(0.07)  $ (0.09)  $ (0.08)   $ (0.12)
 Net (loss) earnings per share    $(0.03)  $  0.08   $ (0.27)   $ (2.36)

 Weighted average common
   shares outstanding:
    Basic                         19,661    19,669    19,682     19,684
    Diluted                       20,176    20,013    19,682     19,684

   Earnings (loss) per share are computed separately for each quarter. Therefore, the sum of such quarterly per share amounts may differ from the total for the years.

21.  RECENTLY ISSUED ACCOUNTING PROUNOUNCEMENTS

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

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

               Not applicable.

Item 9A.  Controls and Procedures.

     (a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of February 29, 2004, the end of the period covered by this annual report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

     (b) Internal Control Over Financial Reporting. There has not been any change in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of the fiscal year to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                            PART III

Item 10.  Directors and Executive Officers of the Registrant.

      The information called for by this item (except for information as to the Company's executive officers, which information appears elsewhere in this Report) is incorporated by reference to the Company's definitive proxy statement for the 2004 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Item 11.  Executive Compensation.

      The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2004 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters.

   The following table provides information as of the end of the Company's most recent fiscal year with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

                                                            Number of securities
                       Number of                            remaining available
                       securities                           for future issuance
                       to be issued upon  Weighted-average  under equity
                       exercise of        exercise price    compensation plans
                       outstanding        of outstanding    (excluding
                       options, warrants  options, warrants securities reflected
Plan category          and rights         and rights        in column (A))
-------------          -----------------  ----------------- --------------------
                            (A)                (B)                  (C)
Equity compensation
approved by plans
security holders (a)      1,396,653           $19.91               705,725

Equity compensation
plans not approved
by security holders (a)       -0-               -0-                  -0-

   Total                  1,396,653           $19.91               705,725
---------------

(a)The Company's only equity compensation plans are its 2002 Stock Option Plan, which was approved by the Company's shareholders in July 2002, and its 1992 Stock Option Plan, which was approved by the Company's shareholders in July 1992. Authority to grant additional options under the 1992 Plan expired on March 24, 2002, and all options granted under the 1992 Plan will expire in March 2012 or earlier; and authority to grant additional options under the 2002 Plan will expire on May 21, 2012, and all options granted to date under the 2002 Plan will expire in January 2014 or earlier.

       The   other  information  called  for  by  this  Item   is
incorporated by reference to the Company's definitive proxy statement for the 2004 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Item 13.  Certain Relationships and Related Transactions.

      The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2004 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Item 14.  Principal Accountant Fees and Services.

      This information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2004 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.


                             PART IV

Item 15. Exhibits, Financial Statement Schedules, and      Page
         Reports on Form 8-K.

         (a) Documents filed as a part of this Report

         (1)Financial Statements:

             The following Consolidated Financial
             Statements of the Company are included in
             Part II, Item 8:

             Report  of  Ernst & Young LLP,  independent    38
             auditors

             Balance Sheets                                 39

             Statements of Operations                       40

             Statements of Stockholders' Equity             41

             Statements of Cash Flows                       42

             Notes  to Consolidated Financial Statements    43
             (1-21)

         (2)Financial Statement Schedules:

             The following additional information should
             be    read    in   conjunction   with   the
             Consolidated  Financial Statements  of  the
             Registrant   described  in  item   15(a)(1)
             above:

             Schedule  II  -  Valuation  and  Qualifying    69
             Accounts

             All   other  schedules  have  been  omitted
             because they are not applicable or not required, or the information is included elsewhere in the financial statements or notes thereto.

         (3)Exhibits:

             The   information  required  by  this  Item
             relating to Exhibits to this Report is included in the Exhibit Index beginning on page 70 hereof.

         (b)       Reports on Form 8-K.

             (1)  Report on Form 8-K, dated December 23,
             2003, Commission File No. 1-4415, reporting
             in  Item 12 that the Company issued a  news
             release on December 23, 2003 reporting  its
             results  of operations for the fiscal  year
             2004  third quarter ended November 30, 2003
             and  furnishing  the news  release  to  the
             Securities and Exchange Commission pursuant
             to  Item  12  of Form 8-K as  Exhibit  99.1
             thereto.

             (2)  Report on Form 8-K, dated February  4,
             2004, Commission File No. 1-4415, reporting
             in  Item 9 that the Company issued  a  news
             release on February 4, 2004 announcing that
             it  was discontinuing its financial support
             of  Dielektra  GmbH, the  Company's  wholly
             owned   subsidiary  located   in   Cologne,
             Germany,    which    supplies    electronic
             materials   to   European   circuit   board
             manufacturers,  and  furnishing  the   news
             release  to  the  Securities  and  Exchange
             Commission pursuant to Item 9 of Form 8-K as Exhibit 99.1 thereto.


                           SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 12, 2004             PARK ELECTROCHEMICAL CORP.


                              By:/s/Brian E. Shore
                                 Brian E. Shore,
                                 President and Chief Executive
Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature             Title                        Date

                      President and Chief
/s/Brian E. Shore     Executive Officer and
Brian E. Shore        Director                     May 12, 2004
                      (principal executive
                      officer)

                      Senior Vice President and
/s/Murray O. Stamer   Chief Financial Officer
Murray O. Stamer      (principal financial and     May 12, 2004
                      accounting officer)

/s/Jerry Shore        Chairman of the Board and
Jerry Shore           Director                     May 12, 2004

/s/Mark S. Ain
Mark S. Ain           Director                     May 12, 2004

/s/Anthony Chiesa
Anthony Chiesa        Director                     May 12, 2004

/s/Lloyd Frank
Lloyd Frank           Director                     May 12, 2004



                                                  Schedule II
Part 1 of table
PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                   Column C
     Column A                   Column B          Additions
-------------------            ---------       --------------------
                               Balance at
                             Beginning of      Costs and
    Description                 Period          Expenses      Other
DEFERRED INCOME TAX ASSET
 VALUATION ALLOWANCE:
52 weeks ended
 February 29, 2004           $18,710,000       $ 2,854,000        -
52 weeks ended
 March 2, 2003               $ 3,916,000       $14,794,000        -
53 weeks ended
 March 3, 2002               $ 3,193,000       $   723,000        -

     Column A                  Column B             Column C
-----------------             ---------         --------------
                             Balance at          Charged to
                              Beginning           Cost and
    Description               of Period           Expenses
ALLOWANCE FOR
 DOUBTFUL ACCOUNTS:
52 weeks ended
 February 29, 2004            $1,893,000          $ 292,000
52 weeks ended
 March 2, 2003                $1,817,000          $ 366,000
53 weeks ended
 March 3 2002                 $2,074,000          $ 123,000

(A) Uncollectable accounts, net of recoveries.



                                             Schedule II
Part 2 of table
PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

     Column A                Column D            Column E
-----------------            --------            --------
                                                Balance at
                                                  End of
   Description              Reductions            Period
DEFERRED INCOME TAX
ASSET VALUATION
ALLOWANCE:
52 weeks ended
 February 29, 2004                 -            $21,564,000
52 weeks ended
 March 2, 2003                     -            $18,710,000
53 weeks ended
 March 3, 2002                     -            $ 3,916,000

     Column A                 Column D             Column E
-----------------             --------             --------
                                Other             Balance at
                        Accounts   Translation      End of
    Description       Written Off   Adjustment      Period
                          (A)
ALLOWANCE FOR
DOUBTFUL ACCOUNTS:
52 weeks ended
 February 29, 2004     $ 145,000    $(195,000)    $1,845,000
52 weeks ended
 March 2, 2003         $(286,000)   $  (4,000)    $1,893,000
53 weeks ended
 March 3 2002          $(366,000)   $ (14,000)    $1,817,000

(A) Uncollectable accounts, net of recoveries.



                          EXHIBIT INDEX

Exhibit
Numbers Description                                        Page

3.1     Restated Certificate of Incorporation, dated
        March 28, 1989, filed with the Secretary of State
        of the State of New York on April 10, 1989, as amended by Certificate of Amendment of the Certificate of Incorporation, increasing the number of authorized shares of Common stock from 15,000,000 to 30,000,000 shares, dated July 12,
        1995, filed with the Secretary of State of the
        State of New York on July 17, 1995, and by
        Certificate of Amendment of the Certificate of Incorporation, amending certain provisions relating to the rights, preferences and
        limitations of the shares of a series of
        Preferred Stock, date August 7, 1995, filed with
        the Secretary of State of the State of New York
        on August 16, 1995 (Reference is made to Exhibit
        3.01 of the Company's Annual Report on Form 10-K
        for the fiscal year ended March 3, 2002,
        Commission File No. 1-4415, which is incorporated
        herein by reference.)............................   -

3.2 Certificate of Amendment of the Certificate of Incorporation, increasing the number of authorized shares of Common Stock from 30,000,000
        to 60,000,000 shares, dated October 10, 2000,
        filed with the Secretary of State of the State of
        New York on October 11, 2000...................... -

3.3     By-Laws, as amended May 21, 2002 (Reference is
        made to Exhibit 3.03 of the Company's Annual
        Report on Form 10-K for the fiscal year ended
        March 3, 2002, Commission File No. 1-4415, which
        is incorporated herein by reference.).........     -

4.1     Amended and Restated Rights Agreement, dated as
        of July 12, 1995, between the Company and
        Registrar and Transfer Company, as Rights Agent, relating to the Company's Preferred Stock
        Purchase Rights. (Reference is made to Exhibit 1
        to Amendment No. 1 on Form 8-A/A filed on August
        10, 1995, Commission File No. 1-4415, which is
        incorporated herein by reference.).............    -

10.1 Lease dated December 12, 1989 between Nelco Products, Inc. and James Emmi regarding real property located at 1100 East Kimberly Avenue, Anaheim, California and letter dated December 29, 1994 from Nelco Products, Inc. to James Emmi exer cising its option to extend such Lease (Reference is made to Exhibit 10.01 of the Company's Annual Report on Form 10-K for the fiscal year ended
        March 3, 2002, Commission File No. 1-4415, which
        is incorporated herein by reference.)..........    -

10.2    Lease dated December 12, 1989 between Nelco
        Products, Inc. and James Emmi regarding real
        property located at 1107 East Kimberly Avenue, Anaheim, California and letter dated December 29,
        1994 from Nelco Products, Inc. to James Emmi exer cising its option to extend such Lease (Reference is made to Exhibit 10.02 of the Company's Annual Report on Form 10-K for the fiscal year ended
        March 3, 2002, Commission File No. 1-4415, which
        is incorporated herein by reference.)...........     -

10.3    Lease Agreement dated August 16, 1983 and Exhibit
        C, First Addendum to Lease, between Nelco
        Products, Inc. and TCLW/Fullerton regarding real property located at 1411 E. Orangethorpe Avenue, Fullerton, California (Reference is made to
        Exhibit 10.03 of the Company's Annual Report on
        Form 10-K for the fiscal year ended March 3,
        2002, Commission File No. 1-4415, which is
        incorporated herein by reference.).............      -

10.3(a) Second Addendum to Lease dated January 26, 1987
        to Lease Agreement dated August 16, 1983 (see
        Exhibit 10.03 hereto) between Nelco Products,
        Inc. and TCLW/Fullerton regarding real property
        located at 1421 E. Orangethorpe Avenue,
        Fullerton, California (Reference is made to
        Exhibit 10.03(a) of the Company's Annual Report
        on Form 10-K for the fiscal year ended March 3,
        2002, Commission File No. 1-4415, which is
        incorporated herein by reference.)..........         -

10.3(b) Third Addendum to Lease dated January 7, 1991 and
        Fourth Addendum to Lease dated January 7, 1991 to
        Lease Agreement dated August 16, 1983 (see
        Exhibit 10.03 hereto) between Nelco Products,
        Inc. and TCLW/Fullerton regarding real property
        located at 1411, 1421 and 1431 E. Orangethorpe
        Avenue, Fullerton, California. (Reference is made
        to Exhibit 10.03(b) of the Company's Annual
        Report on Form 10-K for the fiscal year ended
        March 2, 1997, Commission File No. 1-4415, which
        is incorporated herein by reference.)..........       -

10.3(c) Fifth Addendum to Lease dated July 5, 1995 to
        Lease dated August 16, 1983 (see Exhibit 10.03
        hereto) between Nelco Products, Inc. and
        TCLW/Fullerton regarding real property located at
        1411 E. Orangethorpe Avenue, Fullerton,
        California (Reference is made to Exhibit 10.03(c)
        of the Company's Annual Report on Form 10-K for
        the fiscal year ended March 3, 2002, Commission
        File No. 1-4415, which is incorporated herein by
        reference.)....................................       -

10.4 Lease Agreement dated May 26, 1982 between Nelco Products Pte. Ltd. (lease was originally entered into by Kiln Technique (Private) Limited, which subsequently assigned this lease to Nelco
        Products Pte. Ltd.) and the Jurong Town Cor
        poration regarding real property located at 4 Gul Crescent, Jurong, Singapore (Reference is made to
        Exhibit 10.04 of the Company's Annual Report on
        Form 10-K for the fiscal year ended March 3,
        2002, Commission File No. 1-4415, which is
        incorporated herein by reference.).............      -

10.4(a) Deed of Assignment, dated April 17, 1986 between
        Nelco Products Pte. Ltd., Kiln Technique
        (Private) Limited and Paul Ma, Richard Law, and Michael Ng, all of Peat Marwick & Co., of the
        Lease Agreement dated May 26, 1982 (see Exhibit
        10.04 hereto) between Kiln Technique (Private)
        Limited and the Jurong Town Corporation regarding
        real property located at 4 Gul Crescent, Jurong, Singapore (Reference is made to Exhibit 10.04(a)
        of the Company's Annual Report on Form 10-K for
        the fiscal year ended March 3, 2002, Commission
        File No. 1-4415, which is incorporated herein by
        reference.)...................................       -

10.5(b) 1992 Stock Option Plan of the Company, as amended
        by First Amendment thereto. (Reference is made to
        Exhibit 10.06(b) of the Company's Annual Report
        on Form 10-K for the fiscal year ended March 1,
        1998, Commission File No. 1-4415, which is
        incorporated herein by reference. This exhibit is
        a management contract or compensatory plan or
        arrangement.)....................................    -

10.6 Amended and Restated Employment Agreement dated February 28, 1994 between the Company and Jerry
        Shore. (Reference is made to Exhibit 10.06 of the Company's Annual Report on Form 10-K for the
        fiscal year ended March 3, 2002, Commission File
        No. 1-4415, which is incorporated herein by
        reference. This exhibit is a management contract
        or compensatory plan or arrangement.)...........     -

10.6(a) Amendment No. 1 dated March 1, 1995 to the
        Amended and Restated Employment Agreement dated
        February 28, 1994 (see Exhibit 10.06 hereto)
        between the Company and Jerry Shore. (Reference
        is made to Exhibit 10.06(a) of the Company's
        Annual Report on Form 10-K for the fiscal year
        ended March 3, 2002, Commission File No. 1-4415,
        which is incorporated herein by reference. This
        exhibit is a management contract or compensatory
        plan or arrangement.)..........................      -

10.6(b) Amendment No. 2 dated December 5, 1996 to the
        Amended and Restated Employment Agreement dated
        February 28, 1994 (see Exhibit 10.06 hereto)
        between the Company and Jerry Shore. (Reference
        is made to Exhibit 10.07(b) of the Company's
        Annual Report on Form 10-K for the fiscal year
        ended March 2, 1997, Commission File No. 1-4415,
        which is incorporated herein by reference. This
        exhibit is a management contract or compensatory
        plan or arrangement.)..........................      -

10.6(c) Amendment No. 3 dated October 14, 1997 to the
        Amended and Restated Employment Agreement dated
        February 28, 1994 (see Exhibit 10.06 hereto)
        between the Company and Jerry Shore. (Reference
        is made to Exhibit 10.07(c) of the Company's
        Annual Report on Form 10-K for the fiscal year
        ended March 1, 1998, Commission File No. 1-4415,
        which is incorporated herein by reference. This
        exhibit is a management contract or compensatory
        plan or arrangement.)...........................     -

10.7    Lease dated April 15, 1988 between FiberCote
        Industries, Inc. (lease was initially entered
        into by USP Composites, Inc., which subsequently
        changed its name to FiberCote Industries, Inc.)
        and Geoffrey Etherington, II regarding real
        property located at 172 East Aurora Street,
        Waterbury, Connecticut (Reference is made to
        Exhibit 10.07 of the Company's Annual Report on
        Form 10-K for the fiscal year ended March 3,
        2002, Commission File No. 1-4415, which is
        incorporated herein by reference.).............      -

10.7(a) Amendment to Lease dated December 21, 1992 to
        Lease dated April 15, 1988 (see Exhibit 10.07
        hereto) between FiberCote Industries, Inc. and
        Geoffrey Etherington II regarding real property
        located at 172 East Aurora Street, Waterbury, Con
        necticut (Reference is made to Exhibit 10.07(a)
        of the Company's Annual Report on Form 10-K for
        the fiscal year ended March 3, 2002, Commission
        File No. 1-4415, which is incorporated herein by
        reference.).....................................     -

10.7(b) Letter dated June 30, 1997 from FiberCote
        Industries, Inc. to Geoffrey Etherington II
        extending the Lease dated April 15, 1988 (see
        Exhibit 10.07 hereto) between FiberCote
        Industries, Inc. and Geoffrey Etherington II
        regarding real property  located  at  172  East
        Aurora  Street, Waterbury Connecticut. (Reference
        is made to Exhibit 10.08(b) of the Company's
        Annual Report on Form 10-K for the fiscal year
        ended March 1, 1998, Commission File No. 1-4415,
        which is incorporated herein by reference.)......     -

10.8    Lease dated August 31, 1989 between Nelco
        Technology, Inc. and Cemanudi Associates
        regarding real property located at 1104 West
        Geneva Drive, Tempe, Arizona (Reference is made
        to Exhibit 10.08 of the Company's Annual Report
        on Form 10-K for the fiscal year ended March 3,
        2002, Commission File No. 1-4415, which is
        incorporated herein by reference.).............      -

10.8(a) First Amendment to Lease dated October 21, 1994
        to Lease dated August 31, 1989 (see Exhibit 10.08 hereto) between Nelco Technology, Inc. and
        Cemanudi Associates regarding real property
        located at 1104 West Geneva Drive, Tempe, Arizona (Reference is made to Exhibit 10.08(a) of the Company's Annual Report on Form 10-K for the
        fiscal year ended March 3, 2002, Commission File
        No. 1-4415, which is incorporated herein by
        reference.)...................................       -

10.10   Lease dated December 12, 1990 between Neltec,
        Inc. and NZ Properties, Inc. regarding real
        property located at 1420 W. 12th Place, Tempe,
        Arizona. (Reference is made to Exhibit 10.13 of
        the Company's Annual Report on Form 10-K for the
        fiscal year ended March 2, 1997, Commission File
        No. 1-4415, which is incorporated herein by
        reference.)....................................      -

10.10(a Letter dated January 8, 1996 from Neltec, Inc. to
)       NZ Properties, Inc. exercising its option to
        extend the Lease dated December 12, 1990 (see
        Exhibit 10.10 hereto) between Neltec, Inc. and NZ Properties, Inc. regarding real property located at 1420 W. 12th Place, Tempe, Arizona. (Reference
        is made to Exhibit 10.13(a) of the Company's
        Annual Report on Form 10-K for the fiscal year
        ended March 2, 1997, Commission File No. 1-4415,
        which is incorporated herein by reference.)....     -

10.12   Tenancy Agreement dated October 8, 1992 between
        Nelco Products Pte. Ltd. and Jurong Town
        Corporation regarding real property located at 36
        Gul Lane, Jurong Town, Singapore. (Reference is
        made to Exhibit 10.18 of the Company's Annual
        Report on Form 10-K for the fiscal year ended February 28, 1993, Commission File No. 1-4415,
        which is incorporated herein by reference.)...      -

10.12(a Tenancy Agreement dated November 3, 1995 between
)       Nelco Products Pte. Ltd. and Jurong Town
        Corporation regarding real property located at 36
        Gul Lane, Jurong Town, Singapore. (Reference is
        made to Exhibit 10.16(a) of the Company's Annual Report on Form 10-K for the fiscal year ended
        March 2, 1997, Commission File No. 1-4415, which
        is incorporated herein by reference.)...........     -

10.13   Lease Contract dated February 26, 1988 between
        the New York State Department of Transportation
        and the Edgewater Stewart Company regarding real property located at 15 Governor Drive in the
        Stewart International Airport Industrial Park,
        New Windsor, New York (Reference is made to
        Exhibit 10.13 of the Company's Annual Report on
        Form 10-K for the fiscal year ended March 3,
        2002, Commission File No. 1-4415, which is
        incorporated herein by reference.)............     -

10.13(a Assignment and Assumption of Lease dated February
)       16, 1995 between New England Laminates Co., Inc.
        and the Edgewater Stewart Company regarding the assignment of the Lease Contract (see Exhibit
        10.13 hereto) for the real property located at 15 Governor Drive in the Stewart International
        Airport Industrial Park, New Windsor, New York (Reference is made to Exhibit 10.13(a) of the Company's Annual Report on Form 10-K for the
        fiscal year ended March 3, 2002, Commission File
        No. 1-4415, which is incorporated herein by
        reference.)......................................    -

10.13(b Lease Amendment No. 1 dated February 17, 1995
)       between New England Laminates Co., Inc. and the
        New York State Department of Transportation to
        Lease Contract dated February 26, 1988 (see
        Exhibit 10.13 hereto) regarding the real property
        located at 15 Governor Drive in the Stewart
        International Airport Industrial Park, New
        Windsor, New York (Reference is made to Exhibit
        10.13(b) of the Company's Annual Report on Form
        10-K for the fiscal year ended March 3, 2002,
        Commission File No. 1-4415, which is incorporated
        herein by reference.)............................     -

10.15   2002 Stock Option Plan of the Company (Reference
        is made to Exhibit 10.01 of the Company's
        Quarterly Report on Form 10-Q for the fiscal
        quarter ended September 1, 2002, Commission File
        No. 1-4415, which is incorporated herein by
        reference. This exhibit is a management contract
        or compensatory plan or arrangement.)...........     -

14.1    Code of Ethics for Chief Executive Officer and
        Senior Financial Officers...............             76

21.1    Subsidiaries of the Company..................        78

23.1    Consent of Ernst & Young LLP.................        79

31.1    Certification of Chief Executive Officer pursuant
        to Exchange Act Rule 13a-14(a) or 15d-14(a).....     80

31.2    Certification of Chief Financial Officer pursuant
        to Exchange Act Rule 13a-14(a) or 15d-14(a).....     82

32.1    Certification of Chief Executive Officer pursuant
        to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002...     84

32.2    Certification of Chief Financial Officer pursuant
        to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002        85








[10k.04el]ll