Form 10-Q
period 2004-05-30
PARK ELECTROCHEMICAL CORP
filed 2004-07-08
CIK 76267

2
                         UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                           FORM 10-Q


(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 30, 2004

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 19,890,669 as of July 6, 2004.









                  PARK ELECTROCHEMICAL CORP.
                       AND SUBSIDIARIES

                       TABLE OF CONTENTS


                                                          Page
PART I.    FINANCIAL INFORMATION:                        Number

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets
           May 30, 2004 (Unaudited) and February 29,
           2004.....................................       3

           Consolidated Statements of Operations
           13 weeks ended May 30, 2004 and June 1, 2003
           (Unaudited)...............................      4

           Condensed Consolidated Statements of Cash
           Flows 13 weeks ended May 30, 2004 and
           June 1, 2003 (Unaudited)..................      5

           Notes to Condensed Consolidated Financial
           Statements (Unaudited)....................      6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations................................      13

           Factors That May Affect Future Results....      20

  Item 3.  Quantitive and Qualitative Disclosures About
           Market Risk ..............................      20

  Item 4.  Controls and Procedures...................      21

PART II.   OTHER INFORMATION:

  Item 1.  Legal Proceedings.........................      22

  Item 2.  Changes in Securities, Use of Proceeds and
           Issuer Purchases of Equity Securities.....      23

  Item 3.  Defaults Upon Senior Securities...........      23

  Item 4.  Submission of Matters to a Vote of Security
           Holders...................................      23

  Item 5.  Other Information.........................      23

  Item 6.  Exhibits and Reports on Form 8-K..........      23


SIGNATURES............................................     25

EXHIBIT INDEX.........................................     26




                PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                  PARK ELECTROCHEMICAL CORP.
                       AND SUBSIDIARIES

             CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands)

                                          May 30,
                                            2004       February 29,
                                         (Unaudited)      2004*
                                         -----------   ------------
ASSETS
Current assets:
 Cash and cash equivalents                $154,951        $129,989
 Marketable securities                      46,334          59,197
 Accounts receivable, net                   33,902          36,149
 Inventories (Note 2)                       13,752          11,707
 Prepaid expenses and other current assets   1,441           3,040

  Total current assets                     250,380         240,082

Property, plant and equipment, net          68,346          70,569

Other assets                                   606             419

  Total assets                            $319,332        $311,070

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                         $ 16,788       $  14,913
 Accrued liabilities                        23,617          24,468
 Income taxes payable                        7,107           3,248

  Total current liabilities                 47,512          42,629

Deferred income taxes                        5,099           5,107

Liabilities from discontinued
operations (Note 4)                         17,373          19,438

  Total liabilities                         69,984          67,174

Stockholders' equity:
 Common stock                                2,037           2,037
 Additional paid-in capital                133,708         133,335
 Retained earnings                         113,749         108,915
 Treasury stock, at cost                    (3,693)         (4,125)
 Accumulated other non-owner changes         3,547           3,734

  Total stockholders' equity               249,348         243,896

  Total liabilities and stockholders'
   equity                                 $319,332        $311,070

*The balance sheet at February 29, 2004 has been derived from the audited financial statements at that date.

See accompanying Notes to the Consolidated Financial
Statements.



                  PARK ELECTROCHEMICAL CORP.
                       AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
       (Amounts in thousands, except per share amounts)

                                               13 weeks ended
                                                 (Unaudited)
                                              May 30,       June 1,
                                               2004          2003
Net sales                                   $ 58,518       $44,323

Cost of sales                                 44,806        39,700

Gross profit                                  13,712         4,623
Selling, general and administrative
 expenses                                      8,341         6,204

Realignment and severance charges (Note 5)         -         1,934

Operating income (loss) from continuing
operations                                     5,371        (3,515)

Interest and other income                        651           744

Earnings (loss) from continuing
operations before income taxes                 6,022        (2,771)
Income tax provision (benefit) from
continuing operations                              1        (1,127)

Net earnings (loss) from continuing
 operations                                    6,021        (1,644)

Loss from discontinued operations, net
of taxes (Note 4    )                              -        (6,807)

Net earnings (loss)                          $ 6,021      $ (8,451)

Basic earnings (loss) per share (Note 6):
Earnings (loss) from continuing operations   $  0.30      $  (0.08)
Loss from discontinued operations                  -         (0.35)
Basic earnings (loss) per share              $  0.30      $  (0.43)

Diluted earnings (loss) per share (Note 6):
Earnings (loss) from continuing operatons    $  0.30      $  (0.08)
Loss from discontinued operations                  -         (0.35)
Diluted earnings (loss) per share            $  0.30      $  (0.43)

Weighted average number of common and
common equivalent shares outstanding:
  Basic shares                                19,810        19,709
  Diluted shares                              20,068        19,709

Dividends per share                          $  0.06       $  0.06

See accompanying Notes to the Consolidated Financial
Statements.


                  PARK ELECTROCHEMICAL CORP.
                       AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Amounts in thousands)

                                                13 Weeks Ended
                                                  (Unaudited)
                                              May 30,      June 1,
                                               2004         2003
Cash flows from operating activities:
 Net earnings (loss)                        $  6,021    $ (8,451)
 Depreciation and amortization                 2,549       2,910
 Change in operating assets and liabilities    4,659       8,028

Net cash provided by operating activities     13,229       2,487

Cash flows from investing activities:
 Purchases of property, plant and
  equipment, net                                (356)     (1,200)
 Purchases of marketable securities           (4,508)    (28,987)
 Proceeds from sales and maturities
  of marketable securities                    16,650      16,598

Net cash provided by (used in)
investing activities                          11,786     (13,589)

Cash flows from financing activities:
 Dividends paid                               (1,187)     (1,181)
 Proceeds from exercise of stock options         807         132

Net cash used in financing activities           (380)     (1,049)

Change in cash and cash equivalents before
 exchange rate changes                        24,635     (12,151)

Effect of exchange rate changes on cash
 and cash equivalents                            327         248

Change in cash and cash equivalents           24,962     (11,903)
Cash and cash equivalents, beginning
 of period                                   129,989     111,036

Cash and cash equivalents, end of period    $154,951    $ 99,133

Supplemental cash flow information:
Cash (received) paid during the
period for income taxes                     $ (3,710)   $    323

See accompanying Notes to the Consolidated Financial Statements.


                  PARK ELECTROCHEMICAL CORP.
                       AND SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)
       (Amounts in thousands, except per share amounts)


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of May 30, 2004, the consolidated statements of operations for the 13 weeks ended May 30, 2004 and June 1, 2003, and the condensed consolidated statements of cash flows for the 13 weeks then ended have been prepared by the Company, without audit. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at May 30, 2004 and the results of operations and cash flows for all periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 2004.

2.   INVENTORIES

     Inventories consisted of the following:

                                     May 30,    February 29,
                                      2004         2004
     Raw materials                  $ 5,003      $ 4,088
     Work-in-process                  3,328        2,424
     Finished goods                   5,006        4,835
     Manufacturing supplies             415          360
                                    $13,752      $11,707

3.   STOCK OPTIONS

     As of May 30, 2004, the Company had two fixed stock option plans. All options under the plans had an exercise price equal to the market value of the underlying common stock of the Company on the date of grant. The Company continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations for the plans. If compensation costs of the grants had been determined based upon the fair market value at the grant dates consistent with the FASB No. 123 "Accounting for Stock-Based Compensation", the Company's net earnings and earnings per share would have approximated the amounts shown below.

                                           13 weeks ended
                                        May 30,     June 1,
                                         2004         2003
 Net earnings                           $6,021     $(8,451)
 Deduct: Total stock-based
 employee compensation determined
 under fair value based method
 for all awards, net of tax effects        459         478
                                        ------     --------
 Pro forma net income (loss)            $5,562     $(8,929)
                                        ======     ========
 EPS-basic as reported                  $ 0.30     $ (0.43)
                                        ======     ========
 EPS-basic pro forma                    $ 0.28     $ (0.45)
                                        ======     ========
 EPS-diluted as reported                $ 0.30     $ (0.43)
                                        ======     ========
 EPS-diluted pro forma                  $ 0.28     $ (0.45)
                                        ======     ========

4.   DISCONTINUED OPERATIONS

     On February 4, 2004, the Company announced that it was discontinuing its financial support of its Dielektra GmbH ("Dielektra") subsidiary located in Cologne, Germany, due to the continued erosion of the European market for the Company's high technology products. Without Park's financial support, Dielektra filed an insolvency petition, which may result in the reorganization, sale or liquidation of Dielektra. In accordance with SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets", Dielektra is treated as a discontinued operation. As a result of the discontinuation of financial support for Dielektra, the Company recognized an impairment charge of $22,023 for the write-off of Dielektra assets and other costs during the fourth quarter of the 2004 fiscal year. The liabilities from discontinued operations are reported separately on the consolidated balance sheet. These liabilities from discontinued operations included $12,094 for Dielektra's deferred pension liability. The Company expects to recognize a gain of approximately $17 million related to the reversal of these liabilities when the Dielektra insolvency process is completed, although it is unclear when the process will be completed. The $6,807 loss from discontinued operations for the quarter ended June 1, 2003, includes losses from operations of $665 and $6,142 for termination and other costs related to Dielektra, recorded in the first quarter of the 2004 fiscal year. At the time of the discontinuation of support for Dielektra, $5,539 of the $6,142 of termination and other costs had been paid and the remaining $603 was included in liabilities from discontinued operations in the Condensed Consolidated Balance Sheets as of February 29, 2004 and May 30, 2004.

     Dielektra's  net sales and operating results  for  the  13 weeks ended May 30, 2004 and June 1, 2003, and the assets and liabilities of discontinued operations at May 30, 2004 and February 29, 2004 were as follows:

                                        13 weeks ended
                                    May 30,        June 1,
                                     2004           2003
  Net sales                        $     -        $ 5,647

 Operating loss                    $     -        $  (665)
 Restructuring and impairment
  charges                                -         (6,142)
 Net loss                          $     -        $(6,807)

                                    May 30,     February 29,
                                     2004          2004

 Current and other liabilities      $ 5,279       $ 7,344
 Pension liabilities                 12,094        12,094
   Total liabilities                $17,373       $19,438

5.   REALIGNMENT AND SEVERANCE CHARGES

    The  Company recorded pre-tax charges of $1,934 and  $6,504 during the first and second quarters of fiscal year 2004, respectfully, related to the realignment of its North America FR-4 business operations in Newburgh, New York and Fullerton, California. During the fourth quarter of fiscal year 2004, the Company recorded pretax charges of $112 related to workforce reductions in Europe. The components of these charges and the related liability balances and activity from the quarter ended June 1, 2003 through the quarter ended May 30, 2004 are set forth below.

                                     Charges                 5/30/04
                       Realignment  Incurred or             Remaining
                         Charges       Paid     Reversals  Liabilities
New York and
California and other
realignment charges:
Lease payments, taxes,
utilities and other       $7,292     $  857          -       $6,435
Severance payments         1,258      1,258          -            -

                          $8,550     $2,115       $  -       $6,435

  The severance payments were for the termination of hourly and salaried, administrative, manufacturing and support employees. Such employees were terminated during the 2004 fiscal year first, second and third quarters. The severance payments were paid to such employees in installments during fiscal year 2004. The lease charges cover one lease obligation payable through December 2004 and a portion of another lease obligation payable through September 2013.

6.   EARNINGS PER SHARE

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

     The following table sets forth the basic and diluted weighted average number of shares of common stock and potential common stock equivalents outstanding during the periods specified:

                                      13 weeks ended
                                    May 30,     June 1,
                                     2004        2003
     Weighted average shares
      outstanding for basic EPS     19,810      19,709

     Weighted average shares
      outstanding for diluted EPS   20,068      19,709

     Common stock equivalents, which were not included in the computation of diluted earnings per share because either the effect would have been antidilutive or the options' exercise prices were greater than the average market price of the common stock, were 57 and 1,133 for the thirteen weeks ended May 30, 2004 and June 1, 2003, respectively.

7.   BUSINESS SEGMENTS

     The Company considers itself to operate in one business segment. The Company's electronic materials products are marketed primarily to leading independent printed circuit board fabricators, electronic manufacturing service companies, electronic contract manufacturers and major electronic original equipment manufacturers ("OEMs") located throughout North America, Europe and Asia. The Company's advanced composite materials customers, substantially all of which are located in the United States, include OEMs, independent firms and distributors in the electronics, radio frequency, aerospace, rocket motor, automotive, graphic arts and specialty industrial industries.

     Sales  are attributed to geographic region based upon  the region  from  which  the materials  were  shipped  to  the
     customer.  Sales  between  geographic  regions  were   not
     significant.

     Financial information concerning the Company's continuing operations by geographic area follows:

                                   13 Weeks Ended
                                 May 30,      June 1,
                                  2004         2003
      Sales:
      North America             $32,264      $25,147
      Europe                      9,117        7,725
      Asia                       17,137       11,451

       Total sales              $58,518      $44,323

                                May 30,     February 29,
                                 2004          2004
     Long-lived assets:
     United States              $36,945      $38,549
     Europe                      10,544       10,969
     Asia                        21,463       21,470

      Total long-lived assets   $68,952      $70,988

8.   COMPREHENSIVE INCOME

     Total comprehensive income (loss) for the 13 weeks ended May 30, 2004 and June 1, 2003 was $5,834 and ($7,351), respectively. Comprehensive income consisted primarily of net income and foreign currency translation adjustments and unrealized gains and losses on marketable securities.

9.   SALE OF NELCO TECHNOLOGY, INC.

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

     After March 1998, the business of NTI languished and its performance was unsatisfactory due primarily to the absence of the unique, high-volume, high-quality business that had been provided by Delco Electronics and the absence of any other customer in the North American electronic materials industry with a similar demand for the large volumes of semi-finished multilayer printed circuit board materials that Delco purchased from NTI. Although NTI's business experienced a resurgence in the 2001 fiscal year as the North American market for printed circuit materials became extremely strong and demand exceeded supply for the electronic materials manufactured by NTI, the Company's internal expectations and projections for the NTI business were for continuing
     volatility   in   the  business'  performance   over   the
     foreseeable future. Consequently, in April 2001, the Company sold the assets and business of NTI and closed a related support facility, also located in Tempe, Arizona. As a result of this sale, the Company exited the mass lamination business in North America.

     In connection with the sale of NTI and the closure of the related support facility, the Company recorded pre-tax charges of $15,707 in its fiscal year 2002 first quarter ended May 27, 2001. The components of these charges and the related liability balances and activity from the May 27, 2001 balance sheet date to the May 30, 2004 balance sheet date are set forth below:

                                       Charges                 5/30/04
                          Closure    Incurred or              Remaining
                          Charges       Paid      Reversals  Liabilities
NTI charges:
 Loss on sale of assets
  and business            $10,580     $10,580      $  -        $  -
 Severance payments           387         387         -           -
 Medical and other costs       95          95         -           -

Support facility charges:
 Impairment of long
  lived assets              2,058       2,058         -           -
 Write down of accounts
  receivable                  350         319        31           -
 Write down of inventory      590         590         -           -
 Severance payments           688         688         -           -
 Medical and other costs      133         133         -           -
 Lease payments, taxes,
  utilities, maintenance      781         542         -         239
 Other                         45          45         -           -
                          -------     -------       ---        ----
                          $15,707     $15,437       $31        $239
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


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

General:

      Park is a leading global designer and producer of electronic materials used to fabricate complex multilayer printed circuit boards and electronic interconnection systems. Park specializes in advanced materials for high layer count circuit boards and high-speed digital and RF/Microwave electronic systems and also designs and manufactures advanced composite materials for the aerospace, military and industrial markets. The Company's customers include leading independent printed circuit board fabricators, electronic manufacturing service companies, electronic contract manufacturers and electronic original equipment manufacturers in the computer, telecommunications, transportation, aerospace and instrumentation industries.

      The Company's sales and earnings increased significantly in the three-month period ended May 30, 2004 compared with last year's comparable period as a result of increases in sales by all the Company's operations, although the improvements were attributable principally to increases in sales of the Company's advanced technology products, sales by the Company's operations in Asia and North America and sales by the Company's FiberCote advanced composite materials business.

      The electronics industry began to improve slightly at the end of the 2004 fiscal year second quarter and continued to improve in the 2004 fiscal year third and fourth quarters and in the 2005 fiscal year first quarter, and there were some indications that the improvement would continue. However, it is not completely clear whether and to what degree the improvement is sustainable. The global markets for the Company's electronic materials products continued to be mixed during the 2005 fiscal year first quarter, and it appeared that the electronic materials industry may have begun to slow down to some extent in the 2005 fiscal year second quarter.

      During the first and second quarters of the 2004 fiscal year, the Company realigned its North American FR-4 business operations located in New York and California. As part of the realignment, the New York operation was scaled down to a smaller, focused operation and the California operation was scaled up to a larger volume operation, and there were significant workforce reductions at the Company's New York facility and significant workforce increases at the Company's California facility, with the end result being a net reduction in the Company's workforce in North America. A large portion of the New York facility was mothballed. The Company has the flexibility in the future to scale back up the Newburgh, New York facility if the opportunity to do so presents itself. The realignment was designed to help the Company achieve improved operating and cost efficiencies in its North American FR-4 business and to help the Company best service all of its North American customers.

      As a result of the Company's realignment of its North American FR-4 business operations and related workforce reductions, the Company recorded pre-tax charges totaling $1.9 million in the Company's 2004 fiscal year first quarter. See
Note  5  of  the Notes to Consolidated Financial Statements  in
Item 1 of Part I of this Report for additional information regarding the realignment.

     In February 2004, the Company discontinued its financial support of Dielektra GmbH, the Company's wholly owned subsidiary located in Cologne, Germany ("Dielektra"), which supplied electronic materials to European circuit board manufacturers. The Company discontinued its support of Dielektra because the market in Europe had eroded to the point where the Company believed it would not be possible, at any time in the foreseeable future, for the Dielektra business to be viable. Dielektra had required substantial financial support from the Company. The discontinuation of the Company's financial support resulted in the filing of an insolvency petition by Dielektra. The Company believes that the insolvency procedure in Germany will result in the eventual reorganization, sale or liquidation of Dielektra. The Company continues to service the higher technology European digital and RF circuit board markets through its Neltec Europe SAS business located in Mirebeau, France, and its Neltec SA business located in Lannemezan, France.

     In accordance with generally accepted accounting principles, the Company treated Dielektra as a discontinued operation. Accordingly, the Company reclassified Dielektra's operating losses and charges and recorded a net loss from discontinued operations of $33.8 million in the 2004 fiscal year, comprised of $5.6 million of operating losses incurred by Dielektra, $6.2 million related to the closure of Dielektra's mass lamination operation and related workforce reductions in the 2004 fiscal year first quarter and $22.0 million for the write-off of assets of Dielektra and other costs. Furthermore, the Company's sales from its continuing operations did not include sales by Dielektra of $14.4 million for the 2004 fiscal year. The Company's sales for the 2005 fiscal year first quarter did not include any sales by Dielektra, and Dielektra had no impact on the Company's results of operations during the 2005 fiscal year first quarter. See Note 4 of the Notes to Consolidated Financial Statements in Item 1 of Part I of this Report for additional information regarding the discontinued operations.

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

Three  Months  Ended May 30, 2004 Compared  with  Three  Months
Ended June 1, 2003:

        The Company's operations generated profits during the three-month period ended May 30, 2004 as the improved conditions that developed in the markets for sophisticated printed circuit materials in the second half of the 2004 fiscal year continued during the 2005 fiscal year first quarter.

       The Company's gross profit in the 2005 fiscal year first quarter was significantly higher than the gross profit in the prior year's first quarter primarily as a result of the improvement in the Company's utilization of its manufacturing plants resulting from higher sales and concomitant production volumes, higher percentages of sales of higher technology, higher margin products and the Company's reduction of its operating costs, partially offset by continuing operating inefficiencies resulting from operating certain facilities at levels below their designed manufacturing capacities.

        Operating results of the Company's advanced composite materials business also improved during the 2005 fiscal year first quarter primarily as a result of higher sales volumes related to strength in the aircraft manufacturing industry.

       Results of Operations

        Net sales for the three-month period ended May 30, 2004 increased 32% to $58.5 million from $44.3 million for last fiscal year's comparable period. The increase in net sales was principally the result of higher unit volumes of materials shipped by the Company's operations in Asia, North America and Europe. The Company's foreign operations accounted for $26.3 million of net sales, or 45% of the Company's total net sales worldwide, during the three-month period ended May 30, 2004 compared with $19.2 million of sales, or 43% of total net sales worldwide, during last fiscal year's comparable period. Net sales by the Company's foreign operations during the 2005 fiscal year first quarter increased by 37% from the 2004 fiscal year comparable period, principally as the result of increased sales in Asia.

      The overall gross profit as a percentage of net sales for the Company's worldwide operations improved to 23.4% during the three-month period ended May 30, 2004 compared with 10.4% for last fiscal year's comparable period. The significant improvement in the gross profit margin was attributable to increased sales volume, higher percentages of sales of higher margin, advanced technology products, as high performance materials accounted for 92% of worldwide sales from continuing operations for the first quarter of the 2005 fiscal year compared with 88% for the first quarter of the prior fiscal year, and reductions in the Company's operating costs from the 2004 fiscal year, which were only partially offset by inefficiencies caused by operating certain facilities at levels below their designed manufacturing capacities. The Company's cost of sales increased moderately by 12.9% in support of higher production volumes.

        Selling, general and administrative expenses increased by $2.1 million, or by 34%, during the three months ended May 30, 2004 compared with last fiscal year's comparable period, but these expenses, measured as a percentage of sales, were 14.3% during the three-months ended May 30, 2004 compared with almost the same percentage, 14.0%, during last fiscal year's comparable period. The increase in selling, general and administrative expenses in the 2005 fiscal year first quarter was a result of increased shipping costs incurred by the Company to meet its customers' customized manufacturing and quick-turn-around requirements and an increase in the provision for employee performance based incentive compensation.

        The Company incurred pre-tax charges of $1.9 million, and after-tax charges of $1.1 million, during the 2004 fiscal year first quarter in connection with the realignment of its North American FR-4 business operations in New York and California and related workforce reductions.

       For the reasons set forth above, the Company's operating income from continuing operations was $5.4 million for the three months ended May 30, 2004 compared to an operating loss from continuing operations of $3.5 million for the three months ended June 1, 2003, including the pre-tax charges described above related to the realignment of its North American FR-4 business operations and related workforce reductions.

        Interest and other income, net, principally investment income, was $0.7 million for the three-month period ended May 30, 2004 compared with the same amount for last fiscal year's comparable period. The Company's investments were primarily short-term taxable instruments.

        The Company's effective income tax rate for the three-month period ended May 30, 2004 was 0.0%, compared to a tax benefit of 30.0% on the operating loss before the realignment and workforce reduction charges for last fiscal year's comparable period. The zero tax provision for the 2005 fiscal year first quarter was the result of higher sales and taxable income in jurisdictions with lower income tax rates and the elimination of foreign tax provisions that were no longer required.

        The Company's net earnings for the three months ended May 30, 2004 were $6.0 million compared to a net loss of $8.5 million for the three months ended June 1, 2003, including the charges described above related to the realignment of the Company's North American FR-4 business operations and related workforce reductions, which consisted of a net loss from continuing operations of $1.6 million and a net loss from discontinued operations of $6.8 million.

       Basic and diluted earnings per share for the three-month period ended May 30, 2004 were $0.30, compared to basic and diluted losses per share of $0.43 for the three-month period ended June 1, 2003, including the charges described above, which were $0.05 per share, and compared to basic and diluted losses from continuing operations of $0.03 per share, before the charges described above, and basic and diluted losses from discontinued operations of $0.35 per share for the three-month period ended June 1, 2003.

Liquidity and Capital Resources:

        At May 30, 2004, the Company's cash and temporary investments were $201.3 million compared with $189.2 million at February 29, 2004, the end of the Company's 2004 fiscal year. The increase in the Company's cash and investment position at May 30, 2004 was attributable to cash generated by operating activities, partially offset by purchases of property, plant and equipment and the payment of dividends. The Company's working capital (which includes cash and temporary investments) was $202.9 million at May 30, 2004 compared with $197.5 million at February 29, 2004. The increase in working capital at May 30, 2004 compared with February 29, 2004 was due principally to the increase in cash and temporary investments and an increase in inventories partially offset by decreases in accounts receivable and other current assets and increases in accounts payable and income taxes payable. The Company's current ratio (the ratio of current assets to current liabilities) was 5.3 to 1 at May 30, 2004 compared to 5.6 to 1 at February 29, 2004.

       During the three months ended May 30, 2004, net earnings from the Company's operations, before depreciation and amortization, of $8.6 million and a net increase in working capital items, resulting in $13.2 million of cash provided by operating activities. During the same three-month period, the Company expended only $0.4 million for the purchase of property, plant and equipment compared with $1.2 million for the three-month period ended June 1, 2003 and paid $1.2 million in dividends on its common stock in each of such three-month periods. Net expenditures for property, plant and equipment were $2.4 million in the 2004 fiscal year, $6.4 million in the 2003 fiscal year and $22.8 million in the 2002 fiscal year.

       At May 30, 2004, the Company had no long-term debt.

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

         The Company's contractual obligations and other commercial commitments to make future payments under contracts, such as lease agreements, consist only of operating lease commitments. The Company has no long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments or contingent commitments, other than two standby letters of credit in the total amount of $2.7 million to secure the Company's obligations under its workers' compensation insurance program and certain limited energy purchase contracts intended to protect the Company from increased utilities costs.

        As of May 30, 2004, there were no material changes outside the ordinary course of the Company's business in the Company's contractual obligations disclosed in Item 7 of Part II of its Form 10-K Annual Report for the fiscal year ended February 29, 2004.

Off-Balance Sheet Arrangements:

        The Company's liquidity is not dependent on the use of, and the Company is not engaged in, any off-balance sheet financing arrangements, such as securitization of receivables or obtaining access to assets through special purpose entities.

Environmental Matters:

        In the three-month periods ended May 30, 2004 and June 1, 2003, the Company charged less than $0.1 million against pretax income for environmental remedial response and voluntary cleanup costs (including legal fees). While annual expenditures have generally been constant from year to year and may increase over time, the Company expects it will be able to fund such expenditures from available cash. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At May 30, 2004 and February 29, 2004, the recorded liability in liabilities from discontinued operations for environmental matters related to Dielektra was $2.1 million and the recorded liability in accrued liabilities for environmental matters was $2.4 million. Management does not expect that environmental matters will have a material adverse effect on the liquidity, capital resources, business, consolidated results of operations or consolidated financial position of the Company.

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

     Restructuring

     During the fiscal years ended February 29, 2004 and March 2, 2003, the Company recorded significant charges in connection with the realignment of its North American FR-4 business operations and the closure of the Company's manufacturing facility in England and employee severance costs; and during the fiscal year ended March 3, 2002, the Company recorded significant charges in connection with the restructuring related to the sale of Nelco Technology, Inc. and the closure of a related support facility. Prior to the Company's treating Dielektra GmbH as a discontinued operation, the Company recorded significant charges in connection with the closure of the mass lamination operation of Dielektra and the realignment of Dielektra during the fiscal years ended February 29, 2004, March 2, 2003 and March 3, 2002. These charges include estimates pertaining to employee separation costs and the settlements of contractual obligations resulting from the Company's actions. Although the Company does not anticipate significant changes, the actual costs incurred by the Company may differ from these estimates.

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

     Pension and Other Employee Benefit Programs

     Dielektra GmbH has significant pension costs that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates and wage inflation rates. The Company is required to consider current market conditions, including changes in interest rates and wage costs, in selecting these assumptions. The pension liability of Dielektra has been included in liabilities from discontinued operations on the Company's balance sheet.

     The Company's obligations for workers' compensation claims are self-insured, and its obligations for a recently terminated employee health care benefits program were self-insured. The Company uses an insurance company administrator to process all such claims and benefits. The Company accrues its workers' compensation liability based upon the claim reserves established by the third-party administrator and historical experience. The Company's employee health insurance benefit liability is based on its historical claims experience.

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

Factors that May Affect Future Results.

        Certain portions of this Report which do not relate to historical financial information may be deemed to constitute forward-looking statements that are subject to various factors which could cause actual results to differ materially from Park's expectations or from results which might be projected, forecast, estimated or budgeted by the Company in forward-looking statements. Such factors include, but are not limited to, general conditions in the electronics industry, the Company's competitive position, the status of the Company's relationships with its customers, economic conditions in international markets, the cost and availability of utilities, and the various factors set forth under the caption "Factors That May Affect Future Results" after Item 7 of Park's Annual Report on Form 10-K for the fiscal year ended February 29, 2004.

Item  3.   Quantitative and Qualitative Disclosure About Market
           Risk.

        The Company's market risk exposure at May 30, 2004 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form
10-K for the fiscal year ended February 29, 2004.

Item 4.   Controls and Procedures.

     (a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of May 30, 2004, the end of the period covered by this quarterly report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

     (b) Internal Control Over Financial Reporting. There has not
been   any  change  in  the  Company's  internal  control  over
financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

      In the first quarter of the fiscal year ended March 3, 2002, the Company sold the assets and business of NTI and recorded pre-tax charges of approximately $15.7 million in its 2002 fiscal year first quarter ended May 27, 2001 in connection with the sale of NTI and the closure of a related support facility also located in Arizona. See Note 9 of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report.


Item 2.   Changes  to  Securities, Use of Proceeds  and  Issuer
          Purchases of Equity Securities.

      The following table provides information with respect to shares of the Company's Common Stock acquired by the Company during each month included in the Company's 2005 fiscal year first quarter ended May 30, 2004.

                                                     Maximum Number
                                      Total Number   (or Approximate
                                      of Shares (or   Dollar Value)
                                         Units)       of Shares (or
                  Total     Average   Purchased as   Units) that May
                Number of    Price       Part of         yet Be
               Shares (or  paid per     Publicly     Purchased Under
 Period          Units)    Share (or    Announced     the Plans or
                Purchased    Unit)       Plan or        Programs
                                        Programs
March 1-31          0          -            0

April 1-30          0          -            0

May 1-30       11,687(a)   $22.46           0

Total          11,687(a)   $22.46           0         2,305,170(b)

(a) Acquired by the Company upon surrender of such shares to the Company in payment of the exercise price of stock options issued pursuant to the Company's 1992 Stock Option Plan.

(b) Aggregate number of shares available to be purchased by the Company pursuant to previous share purchase authorizations announced on June 24, 1998 and September 9, 1998. Pursuant to such authorizations, the Company is authorized to purchase its shares from time to time on the open market or in privately negotiated transactions.

Item 3.   Defaults Upon Senior Securities.

   None.

Item 4.   Submission of Matters to a Vote of Security Holders.

   None.

Item 5.   Other Information.

   None.

Item 6.   Exhibits and Reports on Form 8-K.

   (a)  Exhibits:

     31.1 Certification of Chief Executive Officer pursuant  to
           Exchange Act Rule 13a-14(a) or 15d-14(a).

     31.2 Certification of Chief Financial Officer pursuant  to
           Exchange Act Rule 13a-14(a) or 15d-14(a).

     32.1 Certification of Chief Executive Officer pursuant  to
           18  U.S.C.  Section  1350, as  adopted  pursuant  to
           Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Financial Officer pursuant  to
           18  U.S.C.  Section  1350, as  adopted  pursuant  to
           Section 906 of the Sarbanes-Oxley Act of 2002.

    (b)  Reports on Form 8-K:

      (1) Report on Form 8-K, dated April 27, 2004, Commission File No. 1-4415, reporting in Item 12 that the Company issued a news release on April 27, 2004 reporting its results of operations for the fiscal year 2004 fourth quarter and for the full fiscal year ended February 29, 2004 and furnishing the news release to the Securities and Exchange Commission pursuant to Item 12 of Form 8-K as Exhibit 99.1 thereto.

      (2) Report on Form 8-K, dated May 26, 2004, Commission File No. 1-4415, reporting in Item 4 that on May 26, 2004 the Company was notified by Ernst & Young LLP ("E&Y"), the Company's independent auditor for the fiscal year ended February 29, 2004 and for ten years prior thereto, that E&Y would decline reappointment as the Company's independent auditor for the current fiscal year, although E&Y and the Company agreed that E&Y would review the Company's financial statements for its 2005 fiscal year first quarter ended May 30, 2004.


                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Park Electrochemical Corp.
                                   --------------------------
                                         (Registrant)


                                   /s/Brian E. Shore
Date:  July 8, 2004                ----------------------------
                                         Brian E. Shore
                                         President and
                                     Chief Executive Officer


                                   /s/Murray O. Stamer
Date:  July 8, 2004                ----------------------------
                                        Murray O. Stamer
                                     Senior Vice President and
                                      Chief Financial Officer




                         EXHIBIT INDEX

  Exhibit No.  Name                                      Page
  -----------  ----                                      ----

  31.1         Certification of Chief Executive
               Officer pursuant to Exchange Act Rule
               13a-14(a) or 15d-14(a)                     27

  31.2         Certification of Chief Financial
               Officer pursuant to Exchange Act Rule
               13a-14(a) or 15d-14(a)                     29

  32.1         Certification of Chief Executive
               Officer pursuant to 18 U.S.C. Section
               1350, as adopted pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002      31

  32.2         Certification of Principal Financial
               Officer pursuant to 18 U.S.C. Section
               1350, as adopted pursuant to Section 906
               of the Sarbanes-Oxley Act of 2002          32