Form 10-Q
period 2004-08-29
PARK ELECTROCHEMICAL CORP
filed 2004-10-07
CIK 76267

1
                         UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                           FORM 10-Q


(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 2004

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

Registrant's Telephone Number, Including Area Code (516)354-4100

                        Not Applicable
          -----------------------------------------------
     (Former Name, Former Address and Former Fiscal Year,
                 if Changed Since Last Report)

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 19,897,290 as of October 4, 2004.








                  PARK ELECTROCHEMICAL CORP.
                       AND SUBSIDIARIES

                       TABLE OF CONTENTS

                                                          Page
PART I.    FINANCIAL INFORMATION:                         Number

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets
           August 29, 2004 (Unaudited) and February 29,
           2004                                             3

           Consolidated Statements of Earnings
           13 weeks and 26 weeks ended August 29, 2004
           and August 31, 2003(Unaudited)                   4

           Consolidated Statements of Stockholders'
           Equity 13 weeks and 26 weeks ended
           August 29, 2004 and August 31, 2003 (Unaudited)  5

           Condensed Consolidated Statements of Cash
           Flows 26 weeks ended August 29, 2004 and
           August 31, 2003 (Unaudited)                      6

           Notes to Condensed Consolidated Financial
           Statements (Unaudited)                           7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations    14

           Factors That May Affect Future Results           24

  Item 3.  Quantitive and Qualitative Disclosures About
           Market Risk                                      24

  Item 4.  Controls and Procedures                          25

PART II.   OTHER INFORMATION:

  Item 1.  Legal Proceedings                                26

  Item 2.  Unregistered Sales of Equity Securities and
           Use of Proceeds                                  27

  Item 3.  Defaults Upon Senior Securities                  27

  Item 4.  Submission of Matters to a Vote of Security
           Holders                                          27

  Item 5.  Other Information                                28

  Item 6.  Exhibits                                         28


SIGNATURES                                                  29

EXHIBIT INDEX                                               30



                 PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

                  PARK ELECTROCHEMICAL CORP.
                       AND SUBSIDIARIES

             CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands)

                                         August 29,
                                            2004       February 29,
                                        (Unaudited)       2004*
ASSETS
Current assets:
 Cash and cash equivalents               $138,799        $129,989
 Marketable securities                     60,622          59,197
 Accounts receivable, net                  32,409          36,149
 Inventories (Note 2)                      14,345          11,707
 Prepaid expenses and other current
  assets                                    2,005           3,040
  Total current assets                    248,180         240,082

Property, plant and equipment, net         66,767          70,569

Other assets                                  758             419
  Total assets                           $315,705        $311,070

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                        $ 13,053       $  14,913
 Accrued liabilities                       22,915          24,468
 Income taxes payable                       6,421           3,248
  Total current liabilities                42,389          42,629

Deferred income taxes                       5,098           5,107

Liabilities from discontinued
operations (Note 4)                        17,373          19,438
  Total liabilities                        64,860          67,174

Stockholders' equity:
 Common stock                               2,037           2,037
 Additional paid-in capital               133,872         133,335
 Retained earnings                        115,502         108,915
 Treasury stock, at cost                   (3,551)         (4,125)
 Accumulated other non-owner changes        2,985           3,734
  Total stockholders' equity              250,845         243,896
  Total liabilities and
   stockholders'equity                   $315,705        $311,070

*The balance sheet at February 29, 2004 has been derived from the audited financial statements at that date.

See accompanying Notes to the Condensed Consolidated Financial
Statements.


                  PARK ELECTROCHEMICAL CORP.
                       AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF EARNINGS
       (Amounts in thousands, except per share amounts)

                                     13 weeks ended         26 weeks ended
                                       (Unaudited)            (Unaudited)
                                   August 29, August 31,  August 29, August 31,
                                      2004       2003        2004        2003

Net sales                           $51,098    $43,566     $109,616   $87,889

Cost of sales                        41,680     37,647       86,486    77,347

Gross profit                          9,418      5,919       23,130    10,542
Selling, general and
 administrative expenses              6,521      6,213       14,862    12,417
Realignment and severance
 charges (Note 5)                         -      6,504            -     8,438
Gain on Delco lawsuit (Note 10)           -    (33,088)           -   (33,088)
Operating income from continuing
 operations                           2,897     26,290        8,268    22,775

Interest and other income               776        744        1,427     1,488

Earnings from continuing
 operations before income taxes       3,673     27,034        9,695    24,263
Income tax provision for
 continuing operations                  726      6,052          727     4,925

Net earnings from continuing
operations                            2,947     20,982        8,968    19,338

Loss from discontinued
operations, net of taxes (Note 4)         -     (1,944)           -    (8,751)

Net earnings                        $ 2,947    $19,038     $  8,968   $10,587

Basic earnings per share (Note 6):
Earnings from continuing operations $  0.15    $  1.06     $   0.45   $  0.98
Loss from discontinued operations         -      (0.10)           -     (0.44)
Basic earnings per share            $  0.15    $  0.96     $   0.45   $  0.54

Diluted earnings per share (Note 6):
Earnings from continuing operations $  0.15    $  1.05     $   0.45   $  0.97
Loss from discontinued operations         -      (0.10)           -     (0.44)
Diluted earnings per share          $  0.15    $  0.95     $   0.45    $ 0.53

Weighted average number of common
 and common equivalent shares
 outstanding:
  Basic shares                       19,885     19,759       19,847    19,734
  Diluted shares                     20,112     19,943       20,090    19,856

Dividends per share                 $  0.06    $  0.06     $   0.12    $  0.12

See accompanying Notes to the Condensed Consolidated Financial Statements.


                  PARK ELECTROCHEMICAL CORP.
                       AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (Amounts in thousands)

                                     13 weeks ended        26 weeks ended
                                       (Unaudited)           (Unaudited)
                                 August 29, August 31,  August 29, August 31,
                                    2004      2003         2004       2003
Common stock and paid-in capital
Balance, beginning of period     $ 135,745   $135,051   $135,372    $135,209
Stock option activity                  164         32        537        (126)
Balance, end of period             135,909    135,083    135,909     135,083

Retained earnings
Balance, beginning of period       113,749    107,874    108,915     117,506
Net income                           2,947     19,038      8,968      10,587
Dividends                           (1,194)    (1,186)    (2,381)     (2,367)
Balance, end of period             115,502    125,726    115,502     125,726

Accumulated other non-owner changes
Balance, beginning of period         3,547     (1,332)     3,734      (2,432)
Net unrealized investment
 gains (losses)                        342       (657)      (246)       (647)
Translation adjustments               (904)    (1,183)      (503)        (93)
Balance, end of period               2,985     (3,172)     2,985      (3,172)

Treasury stock
Balance, beginning of period        (3,693)    (4,292)    (4,125)     (4,582)
Stock option activity                  142         43        574         333
Balance, end of period              (3,551)    (4,249)    (3,551)     (4,249)

Total stockholders' equity        $250,845   $253,388   $250,845    $253,388

See accompanying Notes to the Condensed Consolidated Financial Statements.



                  PARK ELECTROCHEMICAL CORP.
                       AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Amounts in thousands)

                                               26 Weeks Ended
                                                 (Unaudited)
                                            August 29,   August 31,
                                               2004         2003
Cash flows from operating activities:
 Net earnings                               $  8,968     $ 10,587
 Depreciation and amortization                 5,124        5,962
 Change in operating assets and liabilities     (726)      16,480

Net cash provided by operating activities     13,366       33,029

Cash flows from investing activities:
 Purchases of property, plant and
  equipment, net                              (1,706)      (2,088)
 Purchases of marketable securities          (19,988)     (64,677)
 Proceeds from sales and maturities
  of marketable securities                    18,416       39,903

Net cash used in investing activities         (3,278)     (26,862)

Cash flows from financing activities:
 Dividends paid                               (2,381)      (2,367)
 Proceeds from exercise of stock options       1,111          207

Net cash used in financing activities         (1,270)      (2,160)

Change in cash and cash equivalents before
 exchange rate changes                         8,818        4,007

Effect of exchange rate changes on cash
 and cash equivalents                             (8)         (27)

Change in cash and cash equivalents            8,810        3,980
Cash and cash equivalents, beginning
 of period                                   129,989      111,036

Cash and cash equivalents, end of period    $138,799     $115,016

Supplemental cash flow information:
Cash (received) paid during the period
 for income taxes                           $ (1,426)    $    323

See accompanying Notes to the Condensed Consolidated Financial
Statements.


                  PARK ELECTROCHEMICAL CORP.
                       AND SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)
       (Amounts in thousands, except per share amounts)


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of August 29, 2004, the consolidated statements of operations for the 13 weeks and 26 weeks ended August 29, 2004 and August 31, 2003, and the condensed consolidated statements of cash flows for the 26 weeks then ended have been prepared by the Company, without audit. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at August 29, 2004 and the results of operations and cash flows for all periods presented.

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

2.   INVENTORIES

     Inventories consisted of the following:

                                   August 29,   February 29,
                                      2004         2004
     Raw materials                  $ 5,359       $ 4,088
     Work-in-process                  3,336         2,424
     Finished goods                   5,215         4,835
     Manufacturing supplies             435           360
                                    $14,345       $11,707

3.   STOCK OPTIONS

     As of August 29, 2004, the Company had two fixed stock option plans. All options under the plans had an exercise price equal to the market value of the underlying common stock of the Company on the date of grant. The Company continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations for the plans. If compensation costs of the grants had been determined based upon the fair market value at the grant dates consistent with the FASB No. 123 "Accounting for Stock-Based Compensation", the Company's net earnings and earnings per share would have approximated the amounts shown below.

                                13 weeks ended         26 weeks ended
                              August 29, August 31, August 29, August 31,
                                2004       2003       2004      2003
 Net earnings                   $2,947    $19,038     $8,968    $10,587
 Deduct: Total stock-based
 employee compensation
 determined under fair value
 based method for all awards,
 net of tax effects                444        426         903       904
 Pro forma net income           $2,503    $18,612      $8,065   $ 9,683
 EPS-basic as reported          $ 0.15    $  0.96      $ 0.45   $  0.54
 EPS-basic pro forma            $ 0.13    $  0.94      $ 0.41   $  0.49
 EPS-diluted as reported        $ 0.15    $  0.95      $ 0.45   $  0.53
 EPS-diluted pro forma          $ 0.12    $  0.93      $ 0.40   $  0.49

4.   DISCONTINUED OPERATIONS

     On February 4, 2004, the Company announced that it was discontinuing its financial support of its Dielektra GmbH ("Dielektra") subsidiary located in Cologne, Germany, due to the continued erosion of the European market for the Company's high technology products. Without Park's financial support, Dielektra filed an insolvency petition, which may result in the reorganization, sale or liquidation of Dielektra. In accordance with SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets", Dielektra is treated as a discontinued operation. As a result of the discontinuation of financial support for Dielektra, the Company recognized an impairment charge of $22,023 for the write-off of Dielektra assets and other costs during the fourth quarter of the 2004 fiscal year. The liabilities from discontinued operations are reported separately on the consolidated balance sheet. These liabilities from discontinued operations included $12,094 for Dielektra's deferred pension liability. The Company expects to recognize a gain of approximately $17 million related to the reversal of these liabilities when the Dielektra insolvency process is completed, although it is unclear when the process will be completed. The $8,751 loss from discontinued operations for the 26 weeks ended August 31, 2003, includes losses from operations of $2,609 and $6,142 for termination and other costs related to Dielektra, recorded in the first quarter of the 2004 fiscal year. At the time of the discontinuation of support for Dielektra, $5,539 of the $6,142 of termination and other costs had been paid and the remaining $603 was included in liabilities from discontinued operations in the Condensed Consolidated Balance Sheets as of February 29, 2004 and August 29, 2004.

     Dielektra's net sales and operating results for the 13 weeks and 26 weeks ended August 29, 2004 and August 31,
     2003, and the liabilities of discontinued operations at August 29, 2004 and February 29, 2004 were as follows:


                          13 weeks ended      26 weeks ended
                        August 29, August 31,  August 29, August 31,
                          2004        2003       2004       2003
  Net sales               $    -     $ 3,561    $    -     $ 9,208

 Operating loss           $    -     $(1,944)   $    -     $(2,609)
 Restructuring and
  impairment charges           -           -         -      (6,142)
 Net loss                 $    -     $(1,944)   $    -     $(8,751)

                         August 29, February 29,
                           2004        2004
 Current and other
  liabilities             $ 5,279    $ 7,344
 Pension liabilities       12,094     12,094
   Total liabilities      $17,373    $19,438

5.   REALIGNMENT AND SEVERANCE CHARGES

     The Company recorded pre-tax charges of $1,934 and $6,504 during the first and second quarters of fiscal year 2004, respectively, related to the realignment of its North America FR-4 business operations in Newburgh, New York and Fullerton, California. During the fourth quarter of fiscal year 2004, the Company recorded pre-tax charges of $112 related to workforce reductions in Europe. The components of these charges and the related liability balances and activity from the quarter ended June 1, 2003 through August 29, 2004 are set forth below.

                                     Charges                8/29/04
                       Realignment  Incurred              Remaining
                        Charges      or Paid   Reversals Liabilities
New York and
California and other
realignment charges:
Lease payments, taxes,
utilities and other      $7,292      $ 1,065      $  -      $6,227
Severance payments        1,258        1,258         -           -

                         $8,550       $2,323      $  -      $6,227

  The severance payments were for the termination of hourly and salaried, administrative, manufacturing and support employees. Such employees were terminated during the 2004 fiscal year first, second and third quarters. The severance payments were paid to such employees in installments during fiscal year 2004. The lease charges cover one lease obligation payable through December 2004 and a portion of another lease obligation payable through September 2013. For the 13 weeks and 26 weeks ended August 29, 2004, the Company paid $208 and $417, respectively, for lease payments, taxes, utilities and other, and $0 and $112, respectively, for severance payments.

6.   EARNINGS PER SHARE

     Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing net earnings by the sum of (a) the weighted average number of shares of common stock outstanding during the period and (b) the potential common stock equivalents outstanding during the period. Stock options are the only common stock equivalents and are computed using the treasury stock method.

     The following table sets forth the basic and diluted weighted average number of shares of common stock and potential common stock equivalents outstanding during the periods specified:

                            13 weeks ended       26 weeks ended
                        August 29, August 31,  August 29, August 31,
                          2004       2003        2004       2003
     Weighted average
     shares outstanding
     for basic EPS       19,885     19,759      19,847     19,734

     Net effect of
     dilutive options       227        184         243        122

     Weighted average
     shares outstanding
     for diluted EPS     20,112     19,943      20,090     19,856

     Common stock equivalents, which were not included in the computation of diluted earnings per share because either the effect would have been antidilutive or the options' exercise prices were greater than the average market price of the common stock, were 67 and 176 for the thirteen weeks ended August 29, 2004 and August 31, 2003, respectively, and 62 and 258 for the twenty-six weeks ended August 29, 2004 and August 31, 2003, respectively.

7.   BUSINESS SEGMENTS

     The Company considers itself to operate in one business segment because the Company's advanced composite business comprises less than 10% of the Company's revenues and net earnings from continuing operation on an absolute basis. The Company's electronic materials products are marketed primarily to leading independent printed circuit board fabricators, electronic manufacturing service companies, electronic contract manufacturers and major electronic original equipment manufacturers ("OEMs") located throughout North America, Europe and Asia. The Company's advanced composite materials customers, substantially all of which are located in the United States, include OEMs, independent firms and distributors in the electronics, radio frequency, aerospace, rocket motor, automotive, graphic arts and specialty industrial industries.

     Sales  are attributed to geographic region based upon  the region  from  which  the materials  were  shipped  to  the
     customer.  Sales  between  geographic  regions  were   not
     significant.

     Financial information concerning the Company's continuing operations by geographic area follows:

                           13 weeks ended         26 weeks ended
                        August 29, August 31,  August 29, August 31,
                          2004       2003        2004       2003
      Sales:
      North America      $29,596   $24,719     $ 61,860    $49,866
      Europe               8,759     5,899       17,876     13,624
      Asia                12,743    12,948       29,880     24,399

        Total sales      $51,098   $43,566     $109,616    $87,889

                                August 29,   February 29,
                                   2004          2004
     Long-lived assets:
     North America               $35,605       $38,549
     Europe                       10,238        10,969
     Asia                         21,682        21,470

       Total long-lived assets   $67,525       $70,988

8.   COMPREHENSIVE INCOME

     Total comprehensive income for the 13 weeks ended August 29, 2004 and August 31, 2003 was $2,385 and $17,198,
     respectively. Total comprehensive income for the 26 weeks ended August 29, 2004 and August 31, 2003 was $8,219 and $9,847, respectively. Comprehensive income consisted primarily of net income and foreign currency translation adjustments and unrealized gains and losses on marketable securities.

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

     In connection with the sale of NTI and the closure of the related support facility, the Company recorded pre-tax charges of $15,707 in its fiscal year 2002 first quarter ended May 27, 2001. The components of these charges and the related liability balances and activity from the May 27, 2001 balance sheet date to the August 29, 2004 balance sheet date are set forth below:

                                     Charges                8/29/04
                         Closure    Incurred               Remaining
                         Charges     or Paid   Reversals  Liabilities
NTI charges:
 Loss on sale of assets
  and bisomess           $10,580      $10,580    $  -        $  -
 Severance payments          387          387       -           -
 Medical and other costs      95           95       -           -

Support facility charges:
 Impairment of long
  lived assets             2,058        2,058       -           -
 Write down of accounts
  receivable                 350          319      31           -
 Write down of inventory     590          590       -           -
 Severance payments          688          688       -           -
 Medical and other costs     133          133       -           -
 Lease payments, taxes,
  utilities, maintenance     781          606       -         175
 Other                        45           45       -           -
                         -------      -------     ---        ----
                         $15,707      $15,501     $31        $175
                         =======      =======    ====        ====

     The severance payments and medical and other costs incurred in connection with the sale of NTI and the closure of the related support facility were for the termination of hourly and salaried, administrative, manufacturing and support employees, all of whom were terminated during the first and second fiscal quarters ended May 27, 2001 and August 26, 2001, respectively, and substantially all of the severance payments and related costs for such terminated employees (totaling $1,303) were paid during such quarters. The lease payments were paid through August 2004 pursuant to the related lease agreements.

10.  GAIN ON DELCO LAWSUIT

     The United States District Court for the District of Arizona entered final judgment in favor of the Company's subsidiary, NTI, in its lawsuit against Delco Electronics Corporation, a subsidiary of Delphi Automotive Systems
     Corporation, on Nelco's claim for breach of the implied covenant of good faith and fair dealing. As a result, the Company received a net amount of $33,088 from Delco on July 1, 2003 in satisfaction of the judgment.


11.  SUBSEQUENT EVENT

     During September 2004, the Company made adjustments to its volume FR-4 businesses, particularly in North America, which included workforce reductions at the Company's operations in North America and Europe. As a result, the Company expects to record approximately $0.6 million of severance charges in the 2005 fiscal year third quarter.



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

       The Company's sales and earnings from continuing operations before the gain on the Delco lawsuit and realignment and severance charges increased significantly in the three-month and six-month periods ended August 29, 2004 compared with last year's comparable periods as a result of increases in sales by nearly all the Company's operations, although the improvements were attributable principally to increases in sales of the Company's advanced technology products, sales by the Company's operations in Asia and North America and sales by the Company's FiberCote advanced composite materials business.

      The electronics industry began to improve slightly at the end of the 2004 fiscal year second quarter and continued to improve in the 2004 fiscal year third and fourth quarters and in the 2005 fiscal year first quarter. However, the global markets for the Company's electronic materials products continued to be mixed during the 2005 fiscal year first quarter, and the electronic materials industry slowed down to some extent in the 2005 fiscal year second quarter. Consequently, sales of the Company's electronic materials operations declined in the second quarter compared to the 2005 fiscal year first quarter.

      During the first and second quarters of the 2004 fiscal year, the Company realigned its North American FR-4 business operations located in New York and California. As part of the realignment, the New York operation was scaled down to a smaller, focused operation and the California operation was scaled up to a larger volume operation, and there were workforce reductions at the Company's New York facility and workforce increases at the Company's California facility, with the end result being a net reduction in the Company's workforce in North America. A large portion of the New York facility was mothballed. The realignment was designed to help the Company achieve improved operating and cost efficiencies in its North American FR-4 business and to help the Company best service all of its North American customers.

      As a result of the Company's realignment of its North American FR-4 business operations and related workforce reductions, the Company recorded pre-tax charges totaling $1.9 million and $6.5 million in the Company's 2004 fiscal year first quarter and second quarter, respectively. See Note 5 of the Notes to Condensed Consolidated Financial Statements in
Item 1 of Part I of this Report for additional information regarding the realignment.

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

     In accordance with generally accepted accounting principles, the Company treated Dielektra as a discontinued operation. Accordingly, the Company reclassified Dielektra's operating losses and charges and recorded a net loss from discontinued operations of $33.8 million in the 2004 fiscal year, comprised of $5.6 million of operating losses incurred by Dielektra, $6.2 million related to the closure of Dielektra's mass lamination operation and related workforce reductions in the 2004 fiscal year first quarter and $22.0 million for the write-off of assets of Dielektra and other costs. Furthermore, the Company's sales from its continuing operations did not include sales by Dielektra of $14.4 million for the 2004 fiscal year. The Company's sales for the 2005 fiscal year first and second quarters did not include any sales by Dielektra, and Dielektra had no impact on the Company's results of operations during the 2005 fiscal year first and second quarters. See Note 4 of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for additional information regarding the discontinued operations.

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

        In May 1998, the Company and NTI filed a complaint against Delco and the Delphi Automotive Systems unit of General Motors Corp. in the United States District Court for the District of Arizona. The complaint alleged, among other things, that Delco breached its contract to purchase semi-finished multilayer printed circuit boards from NTI and that Delphi interfered with NTI's contract with Delco, that Delco breached the covenant of good faith and fair dealing implied in the contract, that Delco engaged in negligent misrepresentation and that Delco fraudulently induced NTI to enter into the contract. In November 2000, a jury awarded damages to NTI in the amount of $32.3 million, and in December 2000 the judge in the United States District Court for the District of Arizona entered judgment for NTI on its claim of breach of the implied covenant of good faith and fair dealing with damages in the amount of $32.3 million. Both parties appealed the decision to the United States Court of Appeals for the Ninth Circuit in San Francisco; and in May 2003, a panel of three judges in the Court of
Appeals for the Ninth Circuit rendered a unanimous decision affirming the jury verdict. In June 2003, the United States District Court for the District of Arizona entered final judgment in favor of NTI; and, on July 1, 2003, NTI received a net amount of $33.1 million in payment of such judgment. The Company recorded a pre-tax gain of $33.1 million in the 2004 fiscal year second quarter related to such payment. See Notes 9 and 10 of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for additional information regarding the sale of NTI and the gain on the lawsuit against Delco and Item 1 of Part II of this Report for additional information regarding the lawsuit against Delco.

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

      The Company believes that an evaluation of its ongoing operations would be difficult if the disclosure of its financial results were limited to generally accepted accounting principles ("GAAP") financial measures, which include special items, such as realignment and severance charges and the gain on the Delco lawsuit. Accordingly, in addition to disclosing its financial results determined in accordance with GAAP, the Company discloses non-GAAP operating results that exclude special items in order to assist its shareholders and other readers in assessing the Company's operating performance, since the Company's on-going, normal business operations do not include such special items. Such non-GAAP financial measures are provided to supplement the results provided in accordance with GAAP.

Three and Six Months Ended August 29, 2004 Compared with Three and Six Months Ended August 31, 2003:

        The Company's operations continued to generate profits during the three-month and six-month periods ended August 29, 2004, as the improved conditions that developed in the markets for sophisticated printed circuit materials in the second half of the 2004 fiscal year continued during the first quarter of the 2005 fiscal year, although such conditions abated to some extent in the 2005 fiscal year second quarter.

       Despite the Company's operating losses during the three-month and six-month periods ended August 31, 2003, the Company reported net earnings of $19.0 million for the three months ended August 31, 2003 after a pre-tax gain of $33.1 million related to the payment by Delco Electronics Corporation of the judgment against it in favor of the Company's subsidiary, Nelco Technology, Inc., in the lawsuit against Delco and after pre-tax charges of $6.5 million related to the realignment of the Company's North American FR-4 business operations and related workforce reductions and net earnings of $10.6 million for the six months ended August 31, 2003 after such pre-tax gain of $33.1 million and after pre-tax charges of $8.4 million related to such realignment and related workforce reductions.

        The Company's gross profits in the three-month and six-month periods ended August 29, 2004 were significantly higher than the gross profits in the prior year's comparable periods primarily as a result of the improvement in the Company's utilization of its manufacturing plants resulting from higher sales and concomitant production volumes, higher percentages of sales of higher technology, higher margin products and the Company's reduction of its operating costs. Similarly, the Company's gross profit in the 2005 fiscal year second quarter was lower than its gross profit in the 2005 fiscal year first quarter due to lower sales and production volumes during the 2005 fiscal year second quarter.

        Operating results of the Company's advanced composite materials business also improved during the three-month and six-month periods ended August 29, 2004 primarily as a result of higher sales volumes related to strength in the aircraft manufacturing industry.

       Results of Operations

        Net sales for the three-month and six-month periods ended August 29, 2004 increased 17% to $51.1 million and 25% to $109.6 million, respectively, from $43.6 million and $87.9 million, respectively, for last fiscal year's comparable periods. The increases in net sales were principally the result of higher unit volumes of materials shipped by the Company's operations in North America, Asia and Europe.

        The Company's foreign operations accounted for $21.5 million and $47.8 million, respectively, of net sales, or 42% and 44% of the Company's total net sales worldwide, during the three-month and six-month periods ended August 29, 2004 compared with $18.8 million and $38.0 million, respectively, of net sales, or 43% and 43%, respectively, of total net sales worldwide, during last fiscal year's comparable periods. Net sales by the Company's foreign operations during the three-month and six-month periods ended August 29, 2004 increased 14% and 26%, respectively from the 2004 fiscal year comparable periods, as a result of increases in sales in Europe during the three-month period and as a result of increases in sales in both Europe and Asia during the six-month period.

     For the three-month period ended August 29, 2004, the Company's sales in North America, Asia and Europe were 58%, 25% and 17%, respectively, of the Company's total net sales worldwide compared with 57%, 30% and 13%, respectively, for the three-month period ended August 31, 2003; and for the six-month period ended August 29, 2004, the Company's sales in North America, Asia and Europe were 57%, 27% and 16% of the Company's total net sales worldwide compared with 57%, 28% and 15%, respectively, for the six-month period ended August 31, 2003. The Company's sales in North America increased 20%, its sales in Asia decreased 2% and its sales in Europe increased 48% in the three-month period ended August 29, 2004 over the three-month period ended August 31, 2003, and its sales in North America, Asia and Europe increased 24%, 31% and 25%, respectively, in the six-month period ended August 29, 2004 over the six-month period ended August 31, 2003.

      The overall gross profit as a percentage of net sales for the Company's worldwide operations improved to 18.4% and 21.1%, respectively, for the three months and six months ended August 29, 2004 compared with 13.6% and 12.0% for last fiscal year's comparable periods. The significant improvements in the gross profit margins were attributable to increased sales volumes, higher percentages of sales of higher margin, advanced technology products, and reductions in the Company's operating costs from the 2004 fiscal year.

     During the three-month and six-month periods ended August 29, 2004, the Company's total net sales worldwide of high temperature electronic materials, which include high performance (non-FR4) materials, were 94% and 93%, respectively, of the Company's total net sales worldwide of electronic materials, compared with 90% and 89%, respectively, for last fiscal year's comparable periods; while the Company's net sales of such high temperature electronic materials in North America were 95% and 94%, respectively, of the Company's total net sales of electronic materials in North America, compared with 93% and 92%, respectively, for last fiscal year's comparable periods; and the Company's net sales of such materials in Asia and Europe combined, were 92% and 92%, respectively, of the Company's total net sales of electronic materials in Asia and Europe combined, compared with 86% and 85%, respectively, for last fiscal year's comparable periods.

     During the three-month and six-month periods ended August 29, 2004, the Company's total net sales worldwide of high performance (non-FR4) electronic materials were 37% and 35%, respectively, of the Company's total net sales worldwide of electronic materials, compared with 26% and 26%, respectively, for last fiscal year's comparable periods; while the Company's net sales of such high performance electronic materials in North America were 44% and 42%, respectively, of the Company's total net sales of electronic materials in North America, compared with 37% and 35%, respectively, for last fiscal year's comparable periods; and the Company's net sales of such materials in Asia and Europe combined, were 30% and 27%, respectively, of the Company's total net sales of electronic materials in Asia and Europe combined, compared with 19% and 15%, respectively, for last fiscal year's comparable periods.

     The Company's cost of sales increased moderately by 11% and 12%, respectively, in the three-month and six-month periods ended August 29, 2004 in support of higher production volumes compared to the comparable periods in the prior fiscal year, but the increases were less than the increases in sales as a result of cost reduction measures implemented by the Company, including workforce reductions and the reduction of overtime.

        Selling, general and administrative expenses increased by $0.3 million and $2.4 million, respectively, or by 5% and 20%, during the three-month period and six-month period, respectively, ended August 29, 2004 compared with last fiscal year's comparable periods, but these expenses, measured as a percentage of sales, were 12.7% and 13.6%, respectively, during the three-month and six-month periods ended August 29, 2004 compared with 14.3% and 14.1%, respectively, during last fiscal year's comparable periods. The increases in selling, general and administrative expenses in the 2005 fiscal year periods were a result of proportionately higher sales compared to the comparable periods in the last fiscal year, increased shipping costs incurred by the Company to meet its customers' customized manufacturing and quick-turn-around requirements and an increase in the provision for employee performance based incentive compensation.

        The Company recorded a pre-tax gain of $33.1 million during the 2004 fiscal year second quarter related to the payment by Delco Electronics Corporation of the judgment against Delco in favor of the Company's subsidiary, Nelco Technology, Inc., in its lawsuit against Delco. The Company also recorded pre-tax charges of $1.9 million, and after-tax charges of $1.1 million, in the 2004 fiscal year first quarter in connection with the realignment of its North American FR-4 business operations in New York and California and related workforce reductions and recorded additional pre-tax charges of $6.5 million, and after-tax charges of $4.9 million, in the 2004 fiscal year second quarter due to such realignment and related workforce reductions.

       For the reasons set forth above, the Company's operating income from continuing operations was $2.9 million for the three months ended August 29, 2004 compared to operating income from continuing operations of $26.3 million for the three months ended August 31, 2003, including the pre-tax gain of $33.1 million described above related to the payment by Delco Electronics Corporation of the judgment against it in favor the Company's subsidiary, Nelco Technology, Inc., in Nelco's lawsuit against Delco and the pre-tax charges of $6.5 million described above related to the realignment of the Company's North American FR-4 business operations and related workforce reductions. Operating income from continuing operations was $8.3 million for the six months ended August 29, 2004 compared with operating income from continuing operations of $22.8 million for the six months ended August 31, 2003, including the pre-tax gain described above related to the payment by Delco and the pre-tax charges of $8.4 million described above related to the realignment of the Company's North American FR-4 business operations and related workforce reductions. Excluding the pre-tax gain and the pre-tax charges described above, the Company reported losses from continuing operations of $0.3 million and $1.9 million, respectively, for the three months and six months ended August 31, 2003.

        Interest and other income, net, principally investment income, was $0.8 million and $1.4 million, respectively, for the three-month and six-month periods ended August 29, 2004 compared with $0.7 million and $1.5 million, respectively, for last fiscal year's comparable periods. The Company's investments were primarily short-term taxable instruments.

        The Company's effective income tax rates for continuing operations for the three-month and six month periods ended August 29, 2004 were 19.8% and 7.5%, respectively, compared with effective income tax rates for continuing operations, including the pre-tax gain and the pre-tax charges described above, were 22.4% and 20.3% for the three months and six months ended August 31, 2003, which were principally a result of the tax impact of the gain on the Delco litigation payment. The lower tax provisions for the 2005 fiscal year periods were the result of higher taxable income in jurisdictions with lower income tax rates and the elimination of foreign tax provisions that were no longer required.

        The Company's net earnings for the three months ended August 29, 2004 were $2.9 million compared to net earnings of $19.0 million for the three months ended August 31, 2003, including the pre-tax gain described above related to the payment by Delco Electronics Corporation of the judgment in favor of the Company's subsidiary, Nelco Technology, Inc., the pre-tax charges described above related to the realignment of the Company's North American FR-4 business operations and related workforce reductions, and a net loss from discontinued operations of $1.9 million. Net earnings for the six months ended August 29, 2004 were $9.0 million compared with net earnings of $10.6 million for the six-month period ended August 31, 2003, including the pre-tax gain described above related to the payment by Delco, the pre-tax charges described above related to the realignment of the Company's North American FR-4 business operations and related workforce reductions, and a net loss from discontinued operations of $8.8 million. Excluding the pre-tax gain and the pre-tax charges described above, the Company reported net earnings from continuing operations of $1.1 million and $0.5 million, respectively, for the three-month and six-month periods ended August 31, 2003.

        Basic and diluted earnings per share were $0.15 and $0.45 for the three-month period and six-month period, respectively, ended August 29, 2004, compared to basic and diluted earnings per share, including the pre-tax gain and pre-tax charges described above, of $0.96 and $0.95, respectively, for the three-month period ended August 31, 2003, and $0.54 and $0.53, respectively, for the six-month period ended August 31, 2003. The earnings per share for the three-month and six-month periods ended August 31, 2003 included losses from discontinued operations of $0.10 per share and $0.44 per share, respectively. Basic and diluted per share earnings from continuing operations for the three-month and six-month periods ended August 31, 2003, excluding the pre-tax gain and the pre-tax charges described above, were $0.06 and $0.03, respectively.

Liquidity and Capital Resources:

        At August 29, 2004, the Company's cash and temporary investments were $199.4 million compared with $189.2 million at February 29, 2004, the end of the Company's 2004 fiscal year. The increase in the Company's cash and investment position at August 29, 2004 was attributable to cash generated by operating activities, partially offset by purchases of property, plant and equipment and the payment of dividends. The Company's working capital (which includes cash and temporary investments) was $205.8 million at August 29, 2004 compared with $197.5 million at February 29, 2004. The increase in working capital at August 29, 2004 compared with February 29, 2004 was due principally to the increase in cash and temporary investments and an increase in inventories and decreases in accounts payable and accrued liabilities partially offset by decreases in accounts receivable and prepaid expenses and other current assets and an increase in income taxes payable. The increase in inventories was attributable mainly to an increase in raw material stocks, and the decrease in accounts receivable was due to the lower level of sales in the second quarter of the 2005 fiscal year compared to the fourth quarter of the 2004 fiscal year. The decreases in accounts payable and accrued liabilities were results of the settlements of obligations during the second quarter, and the increase in income taxes payable was attributable mainly to the receipt of a $3.8 million income tax refund during the first quarter of the 2005 fiscal year. The Company's current ratio (the ratio of current assets to current liabilities) was 5.9 to 1 at August 29, 2004 compared to 5.6 to 1 at February 29, 2004.

        During the six months ended August 29, 2004, net earnings from the Company's operations, before depreciation and amortization, of $14.1 million and a net increase in working capital items, resulted in $13.4 million of cash provided by operating activities. During the same six-month period, the Company expended $1.7 million for the purchase of property, plant and equipment, compared with $2.1 million for the six-month period ended August 31, 2003, and paid $2.4 million in dividends on its common stock in each of such six-month periods. Net expenditures for property, plant and equipment were $2.4 million in the 2004 fiscal year, $6.4 million in the 2003 fiscal year and $22.8 million in the 2002 fiscal year.

       At August 29, 2004, the Company had no long-term debt.

       The Company is in negotiations with Royal Sun & Alliance Insurance (Singapore) Limited and with CNA Insurance Co. to resolve the Company's property damage and business interruption insurance claims relating to the explosion in a treater at the Company's subsidiary in Singapore on November 27, 2002.

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

        As of August 29, 2004, there were no material changes outside the ordinary course of the Company's business in the Company's contractual obligations disclosed in Item 7 of Part II of its Form 10-K Annual Report for the fiscal year ended February 29, 2004.

Off-Balance Sheet Arrangements:

        The Company's liquidity is not dependent on the use of, and the Company is not engaged in, any off-balance sheet financing arrangements, such as securitization of receivables or obtaining access to assets through special purpose entities.

Environmental Matters:

        In the six-month periods ended August 29, 2004 and August 31, 2003, the Company charged less than $0.1 million against pretax income for environmental remedial response and voluntary cleanup costs (including legal fees). While annual expenditures have generally been constant from year to year and may increase over time, the Company expects it will be able to fund such expenditures from available cash. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At August 29, 2004 and February 29, 2004, the recorded liability in liabilities from discontinued operations for environmental matters related to Dielektra was $2.1 million and the recorded liability in accrued liabilities for environmental matters was $2.4 million. Management does not expect that environmental matters will have a material adverse effect on the liquidity, capital resources, business, consolidated results of operations or consolidated financial position of the Company.

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

     Sales revenue is recognized at the time product is shipped to a customer. All material sales transactions are for the shipment of manufactured prepreg and laminate products and advanced composite materials. The Company ships its products to customers based upon firm orders, with fixed selling prices, when collection is reasonably assured.

      Sales Allowances and Product Warranties

      The Company provides for the estimated costs of sales allowances at the time such costs can be reasonably estimated. The Company's products are made to customer specifications and tested for adherence to such specifications before shipment to customers. There are no future performance requirements other than the products' meeting the agreed specifications. The Company's bases for providing sales allowances for returns are known situations in which products may have failed due to manufacturing defects in the products supplied by the Company. The Company is focused on manufacturing the highest quality electronic materials and other products possible and employs stringent manufacturing process controls and works with raw material suppliers who have dedicated themselves to complying with the Company's specifications and technical requirements.

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

     Restructuring

     During the fiscal years ended February 29, 2004 and March 2, 2003, the Company recorded significant charges in connection with the realignment of its North American FR-4 business operations and the closure of the Company's manufacturing facility in England; and during the fiscal year ended March 3, 2002, the Company recorded significant charges in connection with the restructuring related to the sale of Nelco Technology, Inc. and the closure of a related support facility. Prior to the Company's treating Dielektra GmbH as a discontinued
operation, the Company recorded significant charges in connection with the closure of the mass lamination operation of Dielektra and the realignment of Dielektra during the fiscal years ended February 29, 2004, March 2, 2003 and March 3, 2002. These charges include estimates pertaining to employee separation costs and the settlements of contractual obligations resulting from the Company's actions. Although the Company does not anticipate significant changes, the actual costs incurred by the Company may differ from these estimates.

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
Risk.

       The Company's market risk exposure at August 29, 2004 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form
10-K for the fiscal year ended February 29, 2004.

Item 4.   Controls and Procedures.

     (a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of August 29, 2004, the end of the period covered by this quarterly report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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


Item 2.   Unregistered Sales of Equity Securities  and  Use  of
          Proceeds.

      The following table provides information with respect to shares of the Company's Common Stock acquired by the Company during each month included in the Company's 2005 fiscal year second quarter ended August 29, 2004.

                                                     Maximum Number
                                      Total Number   (or Approximate
                                      of Shares (or   Dollar Value)
                                         Units)       of Shares (or
                 Total     Average   Purchased as   Units) that May
                Number of    Price       Part of         Yet Be
               Shares (or  Paid per     Publicly     Purchased Under
 Period          Units)    Share (or    Announced     the Plans or
                Purchased    Unit)      Plans or        Programs
                                        Programs
May 31-June 30      0         -             0

July 1-31           0         -             0

August 1-29         0         -             0

Total               0         -             0          2,305,170(a)

(a) Aggregate number of shares available to be purchased by the Company pursuant to previous share purchase authorizations announced on June 24, 1998 and September 9, 1998. Pursuant to such authorizations, the Company is authorized to purchase its shares from time to time on the open market or in privately negotiated transactions.

Item 3.   Defaults Upon Senior Securities.

  None.

Item 4.   Submission of Matters to a Vote of Security Holders.

        At  the Annual Meeting of Shareholders held on July 14,
2004:

      (a) the persons elected as directors of the Company and the voting for such persons were as follows:

                                              Authority
          Name            Votes For            Withheld
          ----             --------            --------
     Mark S. Ain          17,535,733            969,428
     Dale Blanchfield     17,962,481            542,680
     Anthony Chiesa       13,467,263          5,037,898
     Lloyd Frank          17,033,920          1,471,241
     Brian E. Shore       17,603,946            901,215
     Steven T. Warshaw    17,572,024            933,137

      (b) the matching contribution feature of the Company's Employee Stock Purchase Plan was approved by the Shareholders. There were 14,686,367 votes for the matching contribution feature  of  the  Plan,  519,560  votes  against,  and  600,773 abstentions.

Item 5.   Other Information.

  None.

Item 6.   Exhibits.

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



                                   Park Electrochemical Corp.
                                   --------------------------
                                         (Registrant)


                                   /s/Brian E. Shore
Date:  October 7, 2004             -----------------------------
                                         Brian E. Shore
                                         President and
                                     Chief Executive Officer


                                   /s/Murray O. Stamer
Date:  October 7, 2004             -----------------------------
                                        Murray O. Stamer
                                     Senior Vice President and
                                      Chief Financial Officer



                         EXHIBIT INDEX

  Exhibit No.  Name                                      Page
  -----------  ----                                      ----

  31.1         Certification   of   Chief   Executive
               Officer pursuant to Exchange Act  Rule
               13a-14(a) or15d-14(a)                      31

  31.2         Certification   of   Chief   Financial
               Officer pursuant to Exchange Act  Rule
               13a-14(a)or 15d-14(a)                      33

  32.1         Certification   of   Chief   Executive
               Officer  pursuant to 18 U.S.C. Section
               1350,  as adopted pursuant to  Section
               906  of  the  Sarbanes-Oxley  Act   of     35
               2002

  32.2         Certification   of   Chief   Financial
               Officer  pursuant to 18 U.S.C. Section
               1350,  as adopted pursuant to  Section
               906  of  the  Sarbanes-Oxley  Act   of     36
               2002





[10-Q2-05]ll