Form 10-Q
period 2004-11-28
PARK ELECTROCHEMICAL CORP
filed 2005-01-06
CIK 76267

1
                         UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                           FORM 10-Q


(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 28, 2004

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

  48 South Service Road, Melville, N.Y.       ___11747___
(Address of Principal Executive Offices)       (Zip Code)

Registrant's Telephone Number, Including Area Code (631) 465-3600

            5 Dakota Drive, Lake Success, NY 11042
      -----------------------------------------------------
     (Former Name, Former Address and Former Fiscal Year,
                 if Changed Since Last Report)

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 19,919,338 as of January 3, 2005.








                  PARK ELECTROCHEMICAL CORP.
                       AND SUBSIDIARIES

                       TABLE OF CONTENTS

                                                          Page
PART I.    FINANCIAL INFORMATION:                         Number

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets
           November 28, 2004 (Unaudited) and February 29,
           2004..........................................   3

           Consolidated Statements of Earnings
           13 weeks and 39 weeks ended November 28, 2004
           and November 30, 2003 (Unaudited).............   4

           Consolidated Statements of Stockholders'
           Equity 13 weeks and 39 weeks ended
           November 28, 2004 and November 30, 2003
           (Unaudited)...................................    5

           Condensed Consolidated Statements of Cash
           Flows 39 weeks ended November 28, 2004
           and November 30, 2003 (Unaudited).............    6

           Notes to Condensed Consolidated Financial
           Statements (Unaudited)........................    7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.    15

           Factors That May Affect Future Results........    27

  Item 3.  Quantitive and Qualitative Disclosures About
           Market Risk...................................    27

  Item 4.  Controls and Procedures.......................    27

PART II.   OTHER INFORMATION:

  Item 1.  Legal Proceedings.............................    28

  Item 2.  Unregistered Sales of Equity Securities and
           Use of Proceeds...............................    29

  Item 3.  Defaults Upon Senior Securities...............    29

  Item 4.  Submission of Matters to a Vote of Security
           Holders.......................................    29

  Item 5.  Other Information.............................    29

  Item 6.  Exhibits......................................    29


SIGNATURES...............................................    31

EXHIBIT INDEX............................................    32



                 PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

                  PARK ELECTROCHEMICAL CORP.
                       AND SUBSIDIARIES

             CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands)

                                        November 28,
                                            2004       February 29,
                                       __(Unaudited)_   ___2004*___
ASSETS
Current assets:
 Cash and cash equivalents                $142,999        $129,989
 Marketable securities                      61,886          59,197
 Accounts receivable, net                   33,039          36,149
 Inventories (Note 2)                       14,342          11,707
 Prepaid expenses and other current assets   4,218           3,040
                                          --------       ---------
  Total current assets                     256,484         240,082

Property, plant and equipment, net          64,835          70,569

Other assets                                   764             419
                                          --------       ---------
  Total assets                            $322,083        $311,070

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                         $ 11,354        $  14,913
 Accrued liabilities                        22,920           24,468
 Dividends payable (Note 13)                21,494                -
 Income taxes payable                        5,874            3,248
                                          --------        ---------
  Total current liabilities                 61,642           42,629

Deferred income taxes                        5,100            5,107

Liabilities from discontinued
operations (Note 4)                         17,317           19,438
                                          --------        ---------
  Total liabilities                         84,059           67,174

Stockholders' equity:
 Common stock                                2,037            2,037
 Additional paid-in capital                134,189          133,335
 Retained earnings                         100,506          108,915
 Treasury stock, at cost                    (3,456)          (4,125)
 Accumulated other non-owner changes         4,748            3,734
                                          --------        ---------

Total stockholders' equity                 238,024          243,896
                                          --------        ---------
Total liabilities and stockholders'equity $322,083         $311,070
                                          --------         --------

*The balance sheet at February 29, 2004 has been derived from the audited financial statements at that date.

See accompanying Notes to the Condensed Consolidated Financial
Statements.


                  PARK ELECTROCHEMICAL CORP.
                       AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF EARNINGS
       (Amounts in thousands, except per share amounts)

                                       13 weeks ended          39 weeks ended
                                        (Unaudited)              (Unaudited)

                                  November 28, November 30, November 28, November 30,
                                      2004         2003         2004         2003
Net sales                           $50,359      $51,058     $159,975     $138,947

Cost of sales                        40,519       41,294      127,005      118,641

Gross profit                          9,840        9,764       32,970       20,306
Selling, general and
 administrative expenses              6,282        7,838       21,144       20,255

Realignment and severance
charges (Note 5)                        625            -          625        8,438
Gain on Delco lawsuit (Note 11)           -            -            -      (33,088)
Gain on sale of U.K. real estate
 (Note 12)                                -         (429)           -         (429)
Gain on insurance settlement
 (Note 10)                           (4,745)           -       (4,745)           -
Operating income from continuing
 operations                           7,678        2,355       15,946       25,130

Interest and other income               971          706        2,398        2,194

Earnings from continuing
 operations before income taxes       8,649        3,061       18,344       27,324
Income tax provision for continuing
 operations                             957          238        1,684        5,163

Net earnings from continuing
 operations                           7,692        2,823       16,660       22,161

Loss from discontinued
operations, net of taxes (Note 4)         -       (1,838)           -      (10,589)

Net earnings                        $ 7,692       $  985      $ 16,660    $ 11,572

Basic earnings per share  (Note 6):
Earnings from continuing operations $  0.39       $ 0.14      $   0.84    $   1.12
Loss from discontinued operations         -        (0.09)            -       (0.53)

Basic earnings per share            $  0.39       $ 0.05      $   0.84    $   0.59

Diluted earnings per share (Note 6):
Earnings from continuing operations $  0.38      $  0.14      $   0.83     $  1.11
Loss from discontinued operations         -        (0.09)            -       (0.53)

Diluted earnings per share          $  0.38      $  0.05      $   0.83     $  0.58

Weighted average number of common
 and common equivalent shares
 outstanding:
  Basic shares                       19,901       19,764        19,866      19,744
  Diluted shares                     20,061       20,083        20,081      19,932

Dividends declared per share
 (Note 13)                          $  1.14      $  0.06       $  1.26     $  0.18

See accompanying Notes to the Condensed Consolidated Financial
Statements.


                  PARK ELECTROCHEMICAL CORP.
                       AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (Amounts in thousands)

                                      13 weeks ended          39 weeks ended
                                        (Unaudited)             (Unaudited)

                                November 28, November 30,  November 28, November 30,
                                    2004         2003          2004         2003
Common stock and paid-in capital
Balance, beginning of period      $135,909     $135,083      $135,372     $135,209
Stock option activity                  317           39           854          (87)
Balance, end of period             136,226      135,122       136,226      135,122

Retained earnings
Balance, beginning of period       115,502      125,726       108,915      117,506
Net income                           7,692          985        16,660       11,572
Dividends declared                 (22,688)      (1,186)      (25,069)      (3,553)
Balance, end of period             100,506      125,525       100,506      125,525

Accumulated other non-owner changes
Balance, beginning of period         2,985       (3,172)        3,734       (2,432)
Net unrealized investment
(losses) gains                        (152)         275          (398)       1,153
Translation adjustments              1,915        1,246         1,412         (372)
Balance, end of period               4,748       (1,651)        4,748       (1,651)

Treasury stock
Balance, beginning of period        (3,551)      (4,249)       (4,125)      (4,582)
Stock option activity                   95           36           669          369
Balance, end of period              (3,456)      (4,213)       (3,456)      (4,213)

Total stockholders' equity        $238,024     $254,783      $238,024     $254,783

See accompanying Notes to the Condensed Consolidated Financial
Statements.


                  PARK ELECTROCHEMICAL CORP.
                       AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Amounts in thousands)

                                                39 Weeks Ended
                                                  (Unaudited)
                                            November 28,  November 30,
                                              __2004__      __2003__
Cash flows from operating activities:
 Net earnings                               $  16,660      $ 11,572
 Depreciation and amortization                  7,698         8,998
 Gain from insurance settlement                (4,745)            -
 Proceeds from insurance settlement             5,816             -
 (Gain) loss on sale of fixed assets               23          (429)
 Change in operating assets and liabilities    (5,479)        4,949

Net cash provided by operating activities      19,973        25,090

Cash flows from investing activities:
 Purchases of property, plant and
  equipment, net                               (2,369)       (3,750)
 Proceeds from sales of fixed assets               20         1,954
 Purchases of marketable securities           (28,983)      (67,676)
 Proceeds from sales and maturities of
  marketable securities                        25,924        56,627

Net cash used in investing activities          (5,408)      (12,845)

Cash flows from financing activities:
 Dividends paid                                (3,575)       (3,553)
 Proceeds from exercises of stock options       1,523           282

Net cash used in financing activities          (2,052)       (3,271)

Change in cash and cash equivalents before
 exchange rate changes                         12,513         8,974

Effect of exchange rate changes on cash
 and cash equivalents                             497          (137)

Change in cash and cash equivalents            13,010         8,837
Cash and cash equivalents, beginning of
 period                                       129,989       111,036

Cash and cash equivalents, end of period     $142,999      $119,873

Supplemental cash flow information:
Cash (received) paid during the
 period for income taxes                     $   (541)     $  5,471

See accompanying Notes to the Condensed Consolidated Financial
Statements.


                  PARK ELECTROCHEMICAL CORP.
                       AND SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)
       (Amounts in thousands, except per share amounts)


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of November 28, 2004, the consolidated statements of earnings and the consolidated statements of stockholders' equity for the 13 weeks and 39 weeks ended November 28, 2004 and November 30, 2003, and the condensed consolidated statements of cash flows for the 39 weeks then ended have been prepared by the Company, without audit. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at November 28, 2004 and the results of operations and cash flows for all periods presented.

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

2.   INVENTORIES

     Inventories consisted of the following:

                                 November 28,  February 29,
                                  ____2004__   ____2004___
     Raw materials               $ 6,329       $ 4,088
     Work-in-process               3,150         2,424
     Finished goods                4,464         4,835
     Manufacturing supplies          399           360
                                 -------       -------
                                 $14,342       $11,707

3.   STOCK OPTIONS

     As of November 28, 2004, the Company had two fixed stock option plans. All options under the plans had exercise prices equal to the market value of the underlying common stock of the Company on the dates of grants. The Company continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations for the plans. If compensation costs of the grants had been determined based upon the fair market value at the grant dates consistent with the FASB No. 123 "Accounting for Stock-Based Compensation", the Company's net earnings and earnings per share would have approximated the amounts shown below. (See Note 14 below for a discussion of a recently issued accounting pronouncement relating to accounting for stock options.)

                              13 weeks ended          39 weeks ended
                          November 28, November 30, November 28, November 30,
                              2004         2003         2004         2003
Net earnings                 $7,692       $  985       $16,660      $11,572
Deduct: Total stock-based
 employee compensation
 determined under fair value
 based method for all awards,
 net of tax effects             462          474         1,365       1,379
Pro forma net income         $7,230       $  511       $15,295     $10,193
EPS-basic as reported        $ 0.39       $ 0.05       $  0.84     $  0.59
EPS-basic pro forma          $ 0.36       $ 0.03       $  0.77     $  0.52
EPS-diluted as reported      $ 0.38       $ 0.05       $  0.83     $  0.58
EPS-diluted pro forma        $ 0.36       $ 0.03       $  0.76     $  0.51

4.   DISCONTINUED OPERATIONS

     On February 4, 2004, the Company announced that it was discontinuing its financial support of its Dielektra GmbH ("Dielektra") subsidiary located in Cologne, Germany, due to the continued erosion of the European market for the Company's high technology products. Without Park's financial support, Dielektra filed an insolvency petition, which may result in the reorganization, sale or liquidation of Dielektra. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", Dielektra is treated as a discontinued operation. As a result of the discontinuation of financial support for Dielektra, the Company recognized an impairment charge of $22,023 for the write-off of Dielektra assets and other costs during the fourth quarter of the 2004 fiscal year. The liabilities from discontinued operations are reported separately on the consolidated balance sheet. These liabilities from discontinued operations included $12,094 for Dielektra's deferred pension liability. The Company expects to recognize a gain of approximately $17 million related to the reversal of these liabilities when the Dielektra insolvency process is completed, although it is unclear when the process will be completed. The $10,589 loss from discontinued operations for the 39 weeks ended November 30, 2003, includes losses from operations of $4,447 and $6,142 for termination and other costs related to Dielektra, recorded in the first quarter of the 2004 fiscal year. At the time of the discontinuation of support for Dielektra, $5,539 of the $6,142 of termination and other costs had been paid and the remaining $603 was included in liabilities from discontinued operations in the Condensed Consolidated Balance Sheets as of February 29, 2004 and November 28, 2004.

     Dielektra's net sales and operating results for the 13 weeks and 39 weeks ended November 28, 2004 and November 30, 2003, and the liabilities of discontinued operations at November 28, 2004 and February 29, 2004 were as follows:

                         13 weeks ended           39 weeks ended
                       November 28, November 30,  November 28, November 30,
                           2004         2003          2004         2003
 Net sales               $     -      $ 3,219      $     -      $ 12,427

 Operating loss          $     -      $(1,838)     $     -       $(4,447)
 Restructuring and
  impairment charges           -            -            -        (6,142)
 Net loss                $     -      $(1,838)     $     -      $(10,589)

                        November 28,    February 29,
                            2004            2004
 Current and other
  liabilities             $ 5,223          $ 7,344
 Pension liabilities       12,094           12,094
   Total liabilities      $17,317          $19,438

5.   REALIGNMENT AND SEVERANCE CHARGES

    During  the  third  quarter ended November  28,  2004,  the
     Company recorded $625 of charges for severance payments for workforce reductions at its North American and European operations. These severance payments were made to employees during the 2005 fiscal year third quarter and there were no remaining liabilities as of November 28, 2004.

    The  Company recorded pre-tax charges of $1,934 and  $6,504 during the first and second quarters, respectively, of fiscal year 2004, related to the realignment of its North America FR-4 business operations in Newburgh, New York and Fullerton, California. During the fourth quarter of fiscal year 2004, the Company recorded pre-tax charges of $112 related to workforce reductions in Europe. The components of these fiscal 2004 charges and the related liability balances and activity from the quarter ended June 1, 2003 through November 28, 2004 are set forth below.

                                     Charges                 11/28/04
                       Realignment  Incurred or              Remaining
                         Charges       Paid      Reversals  Liabilities
New York and
California and other
realignment charges:
Lease payments, taxes,
utilities and other       $7,292      $1,273        $  -        $6,019
Severance payments         1,258       1,258           -             -
                           -----      ------        ----        ------
                          $8,550      $2,531        $  -        $6,019

  The severance payments were for the termination of hourly and salaried, administrative, manufacturing and support employees. Such employees were terminated during the 2004 fiscal year first, second and third quarters. The severance payments were paid to such employees in installments during fiscal year 2004. The lease charges cover one lease obligation payable through December 2004 and a portion of another lease obligation payable through September 2013. For the 13 weeks and 39 weeks ended November 28, 2004, the Company paid $86 and $503, respectively, for lease payments, taxes, utilities and other, and $0 and $112, respectively, for severance payments.

6.   EARNINGS PER SHARE

     Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing net earnings by the sum of (a) the weighted average number of shares of common stock outstanding during the period and (b) the potential common stock equivalents outstanding during the period. Stock options are the only common stock equivalents, and the number of dilutive options is computed using the treasury stock method.

     The following table sets forth the basic and diluted weighted average number of shares of common stock and potential common stock equivalents outstanding during the periods specified:

                            13 weeks ended             39 weeks ended
                       November 28, November 30,  November 28, November 30,
                           2004         2003          2004         2003
     Weighted average
     shares outstanding
     for basic EPS        19,901       19,764        19,866       19,744

     Net effect of dilutive
      options                160          319           215          188

     Weighted average
     shares outstanding
     for diluted EPS      20,061       20,083        20,081       19,932

     Common stock equivalents, which were not included in the computation of diluted earnings per share because either the effect would have been antidilutive or the options' exercise prices were greater than the average market price of the common stock, were 133 and 57 for the thirteen weeks ended November 28, 2004 and November 30, 2003, respectively, and 85 and 191 for the thirty-nine weeks ended November 28, 2004 and November 30, 2003, respectively.

7.   BUSINESS SEGMENTS

     The Company considers itself to operate in one business segment because the Company's advanced composite materials business comprises less than 10% of the Company's revenues and net earnings from continuing operation on an absolute basis. The Company's electronic materials products are marketed primarily to leading independent printed circuit board fabricators, electronic manufacturing service companies, electronic contract manufacturers and major electronic original equipment manufacturers ("OEMs") located throughout North America, Europe and Asia. The Company's advanced composite materials customers, substantially all of which are located in the United States, include OEMs, independent firms and distributors in the electronics, radio frequency, aerospace, rocket motor, automotive, graphic arts and specialty industrial industries.

     Sales  are attributed to geographic region based upon  the region  from  which  the materials  were  shipped  to  the
     customer.  Sales  between  geographic  regions  were   not
     significant.

     Financial information concerning the Company's continuing operations by geographic area follows:

                            13 weeks ended       39 weeks ended
                   November 28, November 30,  November 28, November 30,
                       2004         2003          2004         2003
     Sales:
     North America   $28,257      $26,793      $ 90,117       $76,659
     Europe            8,469        9,536        26,345        23,160
     Asia             13,633       14,729        43,513        39,128

       Total sales   $50,359      $51,058      $159,975      $138,947

                                November 28,    February 29,
                                    2004            2004
     Long-lived assets:
     North America                $34,119         $38,549
     Europe                        11,076          10,969
     Asia                          20,404          21,470

       Total long-lived assets    $65,599         $70,988

8.   COMPREHENSIVE INCOME

     Total comprehensive income for the 13 weeks ended November 28, 2004 and November 30, 2003 was $9,455 and $2,506,
     respectively. Total comprehensive income for the 39 weeks ended November 28, 2004 and November 30, 2003 was $17,674 and $12,353, respectively. Comprehensive income consisted primarily of net income and foreign currency translation adjustments and unrealized gains and losses on marketable securities.

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

     In connection with the sale of NTI and the closure of the related support facility, the Company recorded pre-tax charges of $15,707 in its fiscal year 2002 first quarter ended May 27, 2001. The components of these charges and the related liability balances and activity from the May 27, 2001 balance sheet date to the November 28, 2004 balance sheet date are set forth below.

                                          Charges               11/28/04
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
                             =======     =======       ====        ====

     The severance payments and medical and other costs incurred in connection with the sale of NTI and the closure of the related support facility were for the termination of hourly and salaried, administrative, manufacturing and support employees, all of whom were terminated during the first and second fiscal quarters ended May 27, 2001 and August 26, 2001, respectively, and substantially all of the severance payments and related costs for such terminated employees (totaling $1,303) were paid during such quarters. The lease payments were paid through November 2004 pursuant to the related lease agreements.

10.  GAIN ON INSURANCE SETTLEMENT

     In 2005 fiscal year third quarter, the Company settled an insurance claim for damages sustained by the company in
     Singapore as the result of an explosion that occurred in November 2002 in one of the four treaters located at its Nelco manufacturing facility in Singapore. During the 2005 fiscal year, the Company received $5,816 related to this insurance claim. The proceeds represent reimbursement for assets destroyed in the accident and for business interruption losses. As a result, the Company recognized a $4,745 gain during the third quarter ended November 28, 2004.

11.  GAIN ON DELCO LAWSUIT

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

12.  SALE OF U.K. REAL ESTATE

     During the third quarter of fiscal year 2004, the Company sold real estate previously used by its Nelco U.K.
     subsidiary, which had ceased operations. As a result, the company recorded a pretax gain of $429.

13.  DIVIDENDS DECLARED

     On October 25, 2004, the Company announced that its Board of Directors had declared a one-time, special cash dividend of $1.00 per share and an increase in the Company's regular quarterly dividend to $0.08 per share. The one-time, special cash dividend of $1.00 per share was paid December 15, 2004 to stockholders of record at the close of business on November 15, 2004. The $0.08 per share dividend is payable February 8, 2005 to stockholders of record at the close of business on January 6, 2005. These dividends are in addition to the regular quarterly cash dividend of $0.06 per share that the Company announced on September 16, 2004 and paid November 2, 2004. At the quarter ended November 28, 2004, the Company recorded a $21,494 dividend payable for the one-time, special dividend of $1.00 to be paid December 15, 2004 and the regular quarterly $0.08 dividend to be paid February 8, 2005.

14.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, "Accounting for Stock-Based Compensation" ("SFAS 123R"). This Statement supersedes Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees"("APB 25"), and its related implementation guidance and is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date. This Statement addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addressed transactions in which an entity in an exchange for goods or services incurs liabilities that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The Statement eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for using a fair-value-bases method. The Company has not yet determined what effect SFAS 123R will have on the Company's consolidated results of operation or financial position. (The Company's accounting for shared-based compensation transactions using APB 25 is included in Note 3 above.)

     In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, "Inventory Costs" ("SFAS 151"), an amendment of ARB No.43, Chapter 4, effective for fiscal years beginning after June 15, 2005. This Statement clarifies that abnormal amounts of idle facility expense, freight handling costs, and waste materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that the allocation of fixed production overheads to the cost of conversions be based on the normal capacity of the production facilities. The Company has not yet determined what effect SFAS 151 will have on
     the  Company's  consolidated  results  of  operations   or
     financial position.

Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations.

General:

      Park Electrochemical Corp. is a global advanced materials company which develops and manufactures high-technology digital and RF/microwave printed circuit materials and advanced composite materials for the electronics, military, aerospace, wireless communication and industrial markets. The Company's manufacturing facilities are located in Singapore, China (currently under construction), France (two facilities), Connecticut, New York, Arizona and California. The Company operates under the FiberCote, Nelco and Neltec names.

      The Company's sales from continuing operations declined slightly in the three-month period ended November 28, 2004 compared with the three-month period ended November 30, 2003 due to declines in sales in Asia and Europe that were only partially offset by an increase in sales in North America. However, the Company's net profit from continuing operations, before special items, increased significantly in the three-month period ended November 28, 2004 compared with the Company's net profit from continuing operations, before special items, in the three-month period ended November 30, 2003. Such special items consisted of the gain on an insurance recovery related to the November 2002 accident at the Company's Singapore manufacturing facility and severance charges for workforce reductions at the Company's North American and European FR-4 business operations in the three-month period ended November 28, 2004 and the gain on the sale of real estate previously used by the Company's Nelco U.K. subsidiary which had ceased operations and charges in connection with the realignment of the Company's North American FR-4 business operations and related workforce reductions in the three-month period ended November 30, 2003.

      For the nine-month period ended November 28, 2004, the Company's sales and net profit from continuing operations, before special items, increased significantly compared with the Company's sales and net profit from continuing operations, before special items, in the nine-month period ended November 30, 2003. Such special items consisted of the gain on the insurance recovery and severance charges for workforce reductions at the Company's FR-4 business operations in the nine-month period ended November 28, 2004 and the gains on the sale of real estate and on the Delco lawsuit and charges in connection with the realignment of the Company's North American FR-4 business operations and related workforce reductions in the nine-month period ended November 30, 2003.

     For the nine-month period ended November 28, 2004, the increases were the result of increases in sales by nearly all the Company's operations, although the improvements were attributable principally to increases in sales of the Company's advanced technology products, cost reductions resulting from the realignment of the Company's FR-4 business operations and increases in sales by the Company's FiberCote advanced composite materials business.

       The electronic materials industry began to improve slightly at the end of the 2004 fiscal year second quarter and continued to improve in the 2004 fiscal year third and fourth quarters and in the 2005 fiscal year first quarter. However, the electronic materials industry slowed down to some extent in the 2005 fiscal year second quarter. Consequently, sales of the Company's electronic materials operations declined in the second quarter compared to the 2005 fiscal year first quarter. Although the global markets for the Company's electronic materials improved to some degree during September 2004, those markets were anemic during the remainder of the 2005 fiscal year third quarter. Consequently, sales of the Company's electronic materials continuing operations declined in the 2005 fiscal year third quarter compared to the 2005 fiscal year first and second quarters and compared to the 2004 fiscal year third quarter. However, the military, aerospace, wireless communication and industrial markets for the Company's FiberCote advanced composite materials business were healthy during the 2005 fiscal year third quarter, with particular strength coming from the rocket motor, airframe and radome components of those markets, and, as a result, sales of FiberCote's advanced composite materials increased in each of the first three quarters of the 2005 fiscal year compared to the comparable periods in the prior fiscal year.

     While the global markets for the Company's electronic materials continue to be very difficult to forecast, the Company believes that the markets for FiberCote's advanced composite materials will continue to be healthy during the 2005 fiscal year fourth quarter.

     The Company continues to invest its human and financial resources in the higher technology portions of its electronic materials business and in its FiberCote advanced composite materials business. The Company is in the process of installing an additional large treater at its FiberCote advanced composite materials facility in Waterbury, Connecticut, which will effectively double FiberCote's treating capacity. In addition, the Company's expansions in Singapore and China are progressing on track.

      While the Company continued to expand and invest in its business in Asia during the 2005 fiscal year, it made additional adjustments to its volume FR-4 oriented businesses, particularly in North America, which resulted in workforce reductions at the Company's North American and European FR-4 business operations as a result of which the Company recorded pre-tax charges of $0.6 million in the Company's 2005 fiscal year third quarter.

      In the 2005 fiscal year third quarter, the Company also settled an insurance claim for property and business interruption losses sustained by the Company in Singapore as a result of an explosion in one of the four treaters located at its Nelco manufacturing facility in Singapore and recorded a pre-tax gain of $4.7 million as a result of the settlement.

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

      As a result of the Company's realignment of its North American FR-4 business operations and related workforce reductions, the Company recorded pre-tax charges totaling $1.9 million and $6.5 million in the Company's 2004 fiscal year first quarter and second quarter, respectively. The Company also recorded a pre-tax gain of $0.4 million in the 2004 fiscal year third quarter resulting from the sale of real estate previously used by its Nelco U.K. subsidiary, which had ceased operations after its closure in the 2003 fiscal year third quarter. See Notes 5 and 12 of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for additional information regarding the realignment and sale.

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

     In accordance with generally accepted accounting principles, the Company treated Dielektra as a discontinued operation. Accordingly, the Company reclassified Dielektra's operating losses and charges and recorded a net loss from discontinued operations of $33.8 million in the 2004 fiscal year, comprised of $5.6 million of operating losses incurred by Dielektra, $6.2 million related to the closure of Dielektra's mass lamination operation and related workforce reductions in the 2004 fiscal year first quarter and $22.0 million for the write-off of assets of Dielektra and other costs. Furthermore, the Company's sales from its continuing operations did not include sales by Dielektra of $14.4 million for the 2004 fiscal year. The Company's sales for the 2005 fiscal year first, second and third quarters did not include any sales by Dielektra, and Dielektra had no impact on the Company's results of operations during the 2005 fiscal year first, second and third quarters. See Note 4 of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for additional information regarding the discontinued operations.

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

        In May 1998, the Company and NTI filed a complaint against Delco and the Delphi Automotive Systems unit of General Motors Corp. in the United States District Court for the District of Arizona. The complaint alleged, among other things, that Delco breached its contract to purchase semi-finished multilayer printed circuit boards from NTI and that Delphi interfered with NTI's contract with Delco, that Delco breached the covenant of good faith and fair dealing implied in the contract, that Delco engaged in negligent misrepresentation and that Delco fraudulently induced NTI to enter into the contract. In November 2000, a jury awarded damages to NTI in the amount of $32.3 million, and in December 2000 the judge in the United States District Court for the District of Arizona entered judgment for NTI on its claim of breach of the implied covenant of good faith and fair dealing with damages in the amount of $32.3 million. Both parties appealed the decision to the United States Court of Appeals for the Ninth Circuit in San Francisco; and in May 2003, a panel of three judges in the Court of
Appeals for the Ninth Circuit rendered a unanimous decision affirming the jury verdict. In June 2003, the United States District Court for the District of Arizona entered final judgment in favor of NTI; and, on July 1, 2003, NTI received a net amount of $33.1 million in payment of such judgment. The Company recorded a pre-tax gain of $33.1 million in the 2004 fiscal year second quarter related to such payment. See Notes 9 and 11 of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for additional information regarding the sale of NTI and the gain on the lawsuit against Delco and Item 1 of Part II of this Report for additional information regarding the lawsuit against Delco.

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

      The Company believes that an evaluation of its ongoing operations would be difficult if the disclosure of its financial results were limited to generally accepted accounting principles ("GAAP") financial measures, which include special items, such as realignment and severance charges and the gains on the insurance claim settlement, the Delco lawsuit and the sale of real estate. Accordingly, in addition to disclosing its financial results determined in accordance with GAAP, the Company discloses non-GAAP operating results that exclude special items in order to assist its shareholders and other readers in assessing the Company's operating performance, since the Company's on-going, normal business operations do not include such special items. Such non-GAAP financial measures are provided to supplement the results provided in accordance with GAAP.

Three  and  Nine Months Ended November 28, 2004  Compared  with
Three and Nine Months Ended November 30, 2003:

      The Company's profit from continuing operations improved during the three months ended November 28, 2004, compared with the three months ended November 30, 2003, despite a small decrease in net sales, as a result of an improvement in its profit margin resulting from higher percentages of sales of higher margin, advanced technology products, increased sales of the Company's FiberCote advanced composite materials and reduced costs compared to last year's comparable three-month period, and the Company reported net earnings of $7.7 million for the three-month period after a pre-tax gain of $4.7 million resulting from the settlement of an insurance claim for property and business interruption losses sustained by the Company in Singapore as a result of an explosion in one of the four treaters located at its Nelco manufacturing facility in Singapore and after pre-tax charges of $0.6 million for severance payments resulting from workforce reductions at the Company's North American and European FR-4 business operations.

      Compared with the prior fiscal year's first nine-month period, the Company's continuing operations also generated a profit during the nine months ended November 28, 2004 as a result of an increase in net sales and improvements in profit margins resulting from higher percentages of sales of higher margin, advanced technology electronic material products and increased sales of higher margin, advanced composite materials by the Company's FiberCote business unit, and the Company reported net earnings of $16.7 million for the nine-month period ended November 28, 2004 after the pre-tax gain described above resulting from the insurance recovery and after the pre-tax charges described above for severance payments resulting from workforce reductions.

      Operating results of the Company's FiberCote advanced composite materials business improved during the three-month and nine-month periods ended November 28, 2004 primarily as a result of higher sales volumes related to strength in the rocket motor, airframe and radome components of the military, aerospace, wireless communication and industrial markets for FiberCote's advanced composite materials. Sales of the FiberCote business unit increased to 8% of the Company's total net sales worldwide in the nine months ended November 28, 2004 compared with 6% of the Company's total net sales worldwide in the nine months ended November 30, 2003.

     While the Company's gross profit in the three months ended November 28, 2004 was only slightly higher than its gross profit in the prior fiscal year's third quarter, its gross profit in the 2005 fiscal year first nine months was substantially higher than the gross profit in the prior year's comparable period as a result of the Company's reductions of its costs and expenses, higher percentages of sales of higher margin, advanced technology products and increased sales of the Company's FiberCote advanced composite materials. These changes in gross profits were despite lower levels of sales of electronic materials in the three months ended November 28, 2004, operating inefficiencies resulting from operating certain facilities at levels below their designed manufacturing capacities and from the Company's realignment of it North American FR-4 business operations, and competitive pressures.

      In addition to its financial results of operations, the Company recorded pre-tax charges of $0.6 million in the 2005 fiscal year third quarter related to further adjustments to the Company's North American and European FR-4 business operations and related workforce reductions.

     Results of Operations

      Net sales for the three-month period ended November 28, 2004 declined 1% to $50.4 million from $51.1 million for last year's third quarter, while net sales for the nine-month period ended November 28, 2004 increased 15% to $160.0 million from $138.9 million for last fiscal year's comparable period. The decline in net sales during the third quarter was the result of lower sales by the Company's operations in Asia and Europe, which  were  only  partially offset  by  higher  sales  by  the
Company's operations in North America. The increase in net sales during the nine months ended November 28, 2004 was the result of increased sales by the Company's operations in all regions and increased sales of the Company's advanced technology electronic materials and an increase in sales of the Company's FiberCote advanced composite materials.

      The Company's foreign operations accounted for $22.1 million and $69.9 million, respectively, of net sales, or 44% of the Company's total net sales worldwide, during the three-month and nine-month periods ended November 28, 2004 compared with $24.3 million and $62.3 million, respectively, of net sales, or 48% and 45%, respectively, of total net sales worldwide, during last fiscal year's comparable periods. Net sales by the Company's foreign operations during the three-month period ended November 28, 2004 declined 9% from the 2004 fiscal year comparable period, while net sales by the Company's foreign operations during the nine-month period ended November 28, 2004 increased 12%. The decline in net sales by foreign operations during the third quarter was due to decreased sales by the Company's operations in both Asia and Europe, although sales of the Company's advanced technology digital and RF/microwave electronic materials increased in Asia and Europe during the quarter as well as during the nine-month period ended November 28, 2004. The increase in net sales by foreign operations during the nine months ended November 28, 2004 was due to increases in sales by the Company's operations in Asia and Europe.

      The overall gross profit as a percentage of net sales for the Company's worldwide operations improved to 19.5% and 20.6%, respectively, for the three months and nine months ended November 28, 2004 compared with 19.1% and 14.6% for last fiscal year's comparable periods. The increases in the gross profit were the result of higher percentages of sales of higher margin, advanced technology products, increased sales of the Company's FiberCote advanced composite materials and decreases in the Company's cost of sales.

      The Company's cost of sales as a percentage of sales decreased compared to the comparable periods in the prior fiscal year due to personnel reductions and cost savings resulting from the Company's realignment of its North American FR-4 business, other cost reduction measures implemented by the Company, including workforce reductions and the reduction of overtime, and higher production volumes during the first and second quarters of the 2005 fiscal year compared to the comparable periods in the 2004 fiscal year.

      Selling, general and administrative expenses declined by $1.6 million, or by 20%, during the three-month period ended November 28, 2004 compared with last fiscal year's comparable period, and increased only $0.9 million, or by 4%, during the nine-month period ended November 28, 2004 compared with last year's comparable period, while sales increased 15% during the same period, but these expenses, measured as a percentage of sales, were 12.4% and 13.2%, respectively, during the three-month and nine-month periods ended November 28, 2004 compared with 15.3% and 14.6%, respectively, during last fiscal year's comparable periods. The decreases in selling, general and administrative expenses as percentages of sales in the three months and nine months ended November 28, 2004 resulted from higher sales, lower shipping costs incurred by the Company to meet its customers' customized manufacturing and quick-turn-around requirements and cost reductions resulting from the realignment of the Company's FR-4 business operations.

      In the 2005 fiscal year third quarter, the Company recorded a pre-tax gain of $4.7 million resulting from the settlement of an insurance claim for property and business interruption losses sustained by the Company in Singapore as a result of an explosion in one of the four treaters located at its Nelco manufacturing facility in Singapore and pre-tax charges of $0.6 for severance payments resulting from workforce reductions at the Company's North American and European FR-4 business operations.

     The Company recorded a pre-tax gain of $0.4 million in the 2004 fiscal year third quarter resulting from the sale of real estate in Skelmersdale, England previously used by its Nelco U.K. subsidiary, which had ceased operations after its closure in the 2003 fiscal year third quarter, and a pre-tax gain of $33.1 million during the 2004 fiscal year second quarter related to the payment by Delco Electronics Corporation of the judgment against Delco in favor of the Company's subsidiary, Nelco Technology, Inc., in its lawsuit against Delco. The Company also recorded pre-tax charges of $1.9 million in the 2004 fiscal year first quarter in connection with the realignment of its North American FR-4 business operations in New York and California and related workforce reductions and recorded additional pre-tax charges of $6.5 million in the 2004 fiscal year second quarter due to such realignment.

      For the reasons set forth above, net earnings from continuing operations were $7.7 million for the three months ended November 28, 2004, including the pre-tax gain described above resulting from the insurance settlement and the pre-tax charges described above for severance payments resulting from workforce reductions, compared with net earnings from continuing operations of $2.8 million for the three months ended November 30, 2003, including the pre-tax gain described above resulting from the sale of real estate in England. Net earnings from continuing operations for the nine months ended November 28, 2004 were $16.7 million, including the pre-tax gain described above resulting from the insurance settlement and the pre-tax charges described above for severance payments resulting from workforce reductions, compared with net earnings from continuing operations of $22.2 million for the nine months ended November 30, 2003, including the pre-tax gains described above resulting from the sale of real estate in England and the payment by Delco Electronics Corporation of the judgment against it in favor of the Company's subsidiary, Nelco Technology, Inc., in Nelco's lawsuit against Delco and the pre-tax charges described above related to the realignment of the Company's North American FR-4 business operations. The Company's net profit from continuing operations excluding the pre-tax gains and the pre-tax charges described above was $4.2 million and $13.2 million, respectively, for the three months and nine months ended November 28, 2004 compared with net profit from continuing operations excluding the pre-tax gains and the pre-tax charges described above of $2.4 million and $1.9 million, respectively, for the three months and nine months ended November 30, 2003.

      Interest and other income, net, principally investment income, was $1.0 million and $2.4 million, respectively, for the three-month and nine-month periods ended November 28, 2004 compared with $0.7 million and $2.2 million, respectively, for last fiscal year's comparable periods. The increases in investment income were attributable to increases in cash available for investment and in prevailing interest rates. The Company's investments were primarily short-term taxable instruments.

      The Company's effective income tax rates for continuing operations, excluding the pre-tax gains and the pre-tax charges described above, for the three-month and nine-month periods ended November 28, 2004 were 7.5% compared with 9.0% for the three-month period ended November 30, 2003 and an income tax benefit of 29.4%. The tax benefit for the nine-month period ended November 30, 2003 was principally a result of the tax impact of the reversal of valuation allowances resulting from the gain on the Delco lawsuit. The effective income tax rates on earnings from continuing operations, including the pre-tax gains and the pre-tax charges described above, were 11.1% and 9.2% for the three months and nine months ended November 28, 2004, principally as a result of the tax impact of the insurance settlement, compared with rates of 7.8% and 18.9% principally as a result of the tax impact of the gain on the Delco litigation payment for the three-month and nine-month periods ended November 30, 2003.

      For the reasons set forth above, net earnings for the three-month period ended November 28, 2004, including the pre-tax gain described above resulting from the insurance settlement and the pre-tax charges described above for severance payments resulting from workforce reductions, were $7.7 million compared with net earnings of $1.0 million for the three-month period ended November 30, 2003, including the pre-tax gain described above resulting from the sale of real estate in England and the loss on discontinued operations. Net earnings for the nine-month period ended November 28, 2004 were $16.7 million, including the pre-tax gain described above resulting from the insurance settlement and the pre-tax charges described above for severance payments resulting from workforce reductions, compared with net earnings of $11.6 million for the nine-month period ended November 30, 2003, including the pre-tax gains described above resulting from the sale of real estate in England and the payment by Delco Electronics Corporation of the judgment in favor of the Company's subsidiary, Nelco Technology, Inc., the pre-tax charges described above related to the realignment of the Company's North American FR-4 business operations and related workforce reductions and the loss on discontinued operations. Excluding the pre-tax gains and the pre-tax charges described above, the Company reported net earnings from continuing operations of $4.2 million and $13.2 million, respectively, for the three-month and nine-month periods ended November 28, 2004, compared with net earnings from continuing operations of $2.4 million and $2.9 million, respectively, for the three-month and nine-month periods ended November 30, 2003.

      Basic and diluted earnings per share, including the pre-tax gains and charges described above, were $0.39 and $0.38, respectively, for the three-month period ended November 28, 2004 and $0.84 and $0.83, respectively, for the nine-month period ended November 28, 2004, compared with basic and diluted earnings per share of $0.05 and $0.05, respectively, and $0.59 and $0.58, respectively, for the three-month and nine-month periods ended November 30, 2003, including the pre-tax gain and pre-tax charges described above and the loss on discontinued operations. Excluding the pre-tax gains and charges described above, basic and diluted earnings per share were $0.21 for the three months ended November 28, 2004 and basic and diluted earnings per share were $0.66 for the nine months ended November 28, 2004, compared to basic and diluted earnings per share from continuing operations, excluding the pre-tax gain and pre-tax charges for the prior year's comparable periods, of $0.12 and $0.15, respectively.

Liquidity and Capital Resources:

        At November 28, 2004, the Company's cash and temporary investments were $204.9 million compared with $189.2 million at February 29, 2004, the end of the Company's 2004 fiscal year. The increase in the Company's cash and investment position at November 28, 2004 was attributable to cash received in the insurance settlement and cash generated by operating activities, partially offset by the payment of dividends and purchases of property, plant and equipment. The Company's working capital (which includes cash and temporary investments) was $194.8 million at November 28, 2004 compared with $197.5 million at February 29, 2004. The decrease in working capital at November 28, 2004 compared with February 29, 2004 was due principally to dividends payable, the increase in income taxes payable and the decrease in accounts receivable partially offset by the increases in cash and marketable securities, inventories and other current assets and the decreases in accounts payable and accrued liabilities. The dividends payable were attributable to the Company's declaration in the third quarter of a one-time, special cash dividend of $1.00 per share payable December 15, 2004 and an increased quarterly cash dividend of $0.08 per share payable February 8, 2005, and the increase in income taxes payable was attributable mainly to the receipt of a $3.8 million income tax refund during the first quarter of the 2005 fiscal year, while the decrease in accounts receivable was due to the lower level of sales in the third quarter of the 2005 fiscal year compared to the fourth quarter of the 2004 fiscal year. The increase in inventories was attributable mainly to an increase in raw material stocks. The decreases in accounts payable and accrued liabilities were results of the settlements of obligations during the second and third quarters. The Company's current ratio (the ratio of current assets to current liabilities) was 4.2 to 1 at November 28, 2004 compared to 5.6 to 1 at February 29, 2004. The decrease in the current ratio at November 28, 2004 was the result of the $21.5 million dividend payable for the dividends declared but not paid in the quarter then ended.

        During the nine months ended November 28, 2004, net earnings from the Company's operations, before depreciation and amortization, of $23.7 million and a net decrease in working capital items, resulted in $20.0 million of cash provided by operating activities. During the same nine-month period, the Company expended $2.4 million for the purchase of property, plant and equipment, compared with $3.8 million for the nine-month period ended November 30, 2003, and paid $3.6 million in dividends on its common stock in each of such nine-month periods.

       At November 28, 2004, the Company had no long-term debt.

       The Company resolved with Royal Sun & Alliance Insurance (Singapore) Limited the Company's property damage and business interruption insurance claim resulting from the explosion in a treater at the Company's subsidiary in Singapore on November 27, 2002, and the Company recorded a $4.7 million pre-tax gain in the 2005 fiscal year third quarter as a result of such resolution. The Company is in negotiations with CNA Insurance Co. to resolve the Company's claim for business interruption damages in the United States resulting from the explosion.

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

        As of November 28, 2004, there were no material changes outside the ordinary course of the Company's business in the Company's contractual obligations disclosed in Item 7 of Part II of its Form 10-K Annual Report for the fiscal year ended February 29, 2004.

Off-Balance Sheet Arrangements:

        The Company's liquidity is not dependent on the use of, and the Company is not engaged in, any off-balance sheet financing arrangements, such as securitization of receivables or obtaining access to assets through special purpose entities.

Environmental Matters:

        In the nine-month periods ended November 28, 2004 and November 30, 2003, the Company charged less than $0.1 million against pretax income for environmental remedial response and voluntary cleanup costs (including legal fees). While annual expenditures have generally been constant from year to year and may increase over time, the Company expects it will be able to fund such expenditures from available cash. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At November 28, 2004 and February 29, 2004, the recorded liability in liabilities from discontinued operations for environmental matters related to Dielektra was $2.1 million and the recorded liability in accrued liabilities for environmental matters was $2.4 million. Management does not expect that environmental matters will have a material adverse effect on the liquidity, capital resources, business, consolidated results of operations or consolidated financial position of the Company.

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
Risk.

        The Company's market risk exposure at November 28, 2004 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended February 29, 2004.

Item 4.   Controls and Procedures.

     (a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of November 28, 2004, the end of the period covered by this quarterly report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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

Item 2.   Unregistered Sales of Equity Securities  and  Use  of
          Proceeds.

      The following table provides information with respect to shares of the Company's Common Stock acquired by the Company during each month included in the Company's 2005 fiscal year third quarter ended November 28, 2004.

                                                      Maximum Number
                                       Total Number   (or Approximate
                                       of Shares (or   Dollar Value)
                                          Units)       of Shares (or
                   Total     Average   Purchased as   Units) that May
                 Number of    Price       Part of         Yet Be
                   Shares   Paid per     Publicly     Purchased Under
  Period            (or     Share (or    Announced     the Plans or
                   Units)     Unit)      Plans or        Programs
                 Purchased               Programs
August 30 -
September 30         0           -           0

October 1-31         0           -           0

November 1-28    7,792(a)    $21.62          0

Total                0           -           0          2,000,000(b)

(a) Shares surrendered to the Company by employees in payment of the exercise price of stock options pursuant to the Company's 1992 Stock Option Plan.

(b) Aggregate number of shares available to be purchased by the Company pursuant to a previous share purchase authorization announced on October 20, 2004. Pursuant to such authorization, the Company is authorized to purchase its shares from time to time on the open market or in privately negotiated transactions.

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



                                   Park Electrochemical Corp.
                                   --------------------------
                                         (Registrant)


                                    /s/Brian E. Shore
Date:  January 6, 2005              -----------------------
                                         Brian E. Shore
                                         President and
                                     Chief Executive Officer


                                   /s/Murray O. Stamer
Date:  January 6, 2005             -----------------------
                                      Murray O. Stamer
                                   Senior Vice President and
                                    Chief Financial Officer



                         EXHIBIT INDEX



  Exhibit No.  Name                                      Page
  -----------  ----                                      ----

  31.1         Certification   of   Chief   Executive
               Officer pursuant to Exchange Act  Rule
               13a-14(a) or 15d-14(a)................     34

  31.2         Certification   of   Chief   Financial
               Officer pursuant to Exchange Act  Rule
               13a-14(a) or 15d-14(a)................     36

  32.1         Certification   of   Chief   Executive
               Officer  pursuant to 18 U.S.C. Section
               1350,  as adopted pursuant to  Section
               906  of  the  Sarbanes-Oxley  Act   of
               2002..................................     38

  32.2         Certification   of   Chief   Financial
               Officer  pursuant to 18 U.S.C. Section
               1350,  as adopted pursuant to  Section
               906  of  the  Sarbanes-Oxley  Act   of
               2002..................................     39