Form 10-K
period 2005-02-27
PARK ELECTROCHEMICAL CORP
filed 2005-05-16
CIK 76267

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

     For the fiscal year ended February 27, 2005

OR

[ ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to _______

                  Commission file number 1-4415

                   Park Electrochemical Corp.
     (Exact Name of Registrant as Specified in Its Charter)

    New York                              11-1734643
    (State or Other Jurisdiction of       (I.R.S. Employer
    Incorporation of Organization)        Identification No.)

    48 South Service Road, Melville, New York    11747
    (Address of Principal Executive Offices)   (Zip Code)

  Registrant's telephone number, including area code (631)465-3600

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

          Yes  X         No  _





[cover page 1 of 2 pages]
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.      X_

      Indicate  by  check  mark  whether  the  registrant  is  an accelerated  filer  (as  defined in  Exchange  Act  Rule  12b-2).
Yes_X__     No___

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

                                           As of Close of
 Title of Class  Aggregate  Market Value    Business On
 Common Stock,
 par  value $.10 per share  $457,505,581   August 27, 2004

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                Shares       As of Close of
   Title of Class            Outstanding     Business On
  Common Stock,
  par  value $.10 per share  19,978,760       May 6, 2005
  share

DOCUMENTS INCORPORATED BY REFERENCE

Proxy  Statement for Annual Meeting of Shareholders  to  be  held
July 20, 2005 incorporated by reference into Part III of this Report.



[cover page 2 of 2 pages]


                        TABLE OF CONTENTS

                                                           Page
PART I

Item 1.   Business.....................................      4

Item 2.   Properties...................................      17

Item 3.   Legal Proceedings............................      17

Item 4.   Submission of Matters to a Vote of Security
          Holders......................................      18
          Executive Officers of the Registrant.........      18

PART II

Item 5.   Market for the Registrant's Common Equity,
          Related Stockholder Matters and Issuer
          Purchases of Equity Securities...............      20
Item 6.   Selected Financial Data......................      21
Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations      23
          Factors That May Affect Future Results.......      39
Item 7A.  Quantitative and Qualitative Disclosures
          About Market Risk.............................     42
Item 8.   Financial Statements and Supplementary Data...     42
Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure........     69
Item 9A   Controls and Procedures.......................     69
Item 9B   Other Information.............................     71

PART III

Item 10.  Directors and Executive Officers of the Registrant 72
          Registrant
Item 11.  Executive Compensation........................     72
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management and Related Stockholder Matters     72
Item 13.  Certain Relationships and Related Transactions     72
Item 14.  Principal Accountant Fees and Services........     72

PART IV

Item 15   Exhibits and Financial Statement Schedules         73

SIGNATURES..............................................     74


FINANCIAL STATEMENT SCHEDULES

  Schedule II - Valuation and Qualifying Accounts            75

EXHIBIT INDEX............................................    76




                             PART I

Item 1.   Business.

General

       Park Electrochemical Corp. ("Park"), through its subsidiaries (unless the context otherwise requires, Park and its subsidiaries are hereinafter called the "Company"), is primarily engaged in the design, development, production and marketing of high-technology digital and RF/microwave printed circuit materials and advanced composite materials for the electronics, military, aerospace, wireless communication, specialty and industrial markets.

     Park's printed circuit materials business operates under the "Nelco" and "Neltec" names through fully integrated business units in Asia, Europe and North America. The Company's printed circuit materials manufacturing facilities are located in Singapore, China, France, New York, Arizona and California.

     Park's advanced composite materials business operates  under the "FiberCote" name through a fully integrated business unit  in
North   America  with  its  manufacturing  facility  located   in
Waterbury, Connecticut.

      Sales of Park's printed circuit materials were 92% and 94%, respectively, of the Company's total net sales worldwide in the 2005 and 2004 fiscal years, and sales of Park's advanced composite materials were 8% and 6%, respectively, of the Company's total net sales worldwide in the 2005 and 2004 fiscal years.

     Park was founded in 1954 by Jerry Shore, who was the Company's Chairman of the Board until July 14, 2004 and who is one of the Company's largest shareholders.

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

     COREFIX, EF, INNERLAM, LD, NELCO, NELTEC, PARKNELCO, RTFOIL and SI are registered trademarks of Park Electrochemical Corp., and ELECTROVUE, FIBERCOTE, PEELCOTE and POWERBOND are common law trademarks of Park Electrochemical Corp.

              Printed Circuit Materials Operations

      The Company is a leading global designer and producer of advanced printed circuit materials used to fabricate complex multilayer printed circuit boards and other electronic interconnection systems, such as multilayer back-planes, wireless packages, high-speed/low-loss multilayers and high density interconnects ("HDIs"). The Company's multilayer printed circuit materials include copper-clad laminates and prepregs. The Company has long-term relationships with its major customers, which include leading independent printed circuit board fabricators, electronic manufacturing service companies, electronic contract manufacturers and major electronic original equipment manufacturers ("OEMs"). Multilayer printed circuit boards and interconnect systems are used in virtually all advanced electronic equipment to direct, sequence and control electronic signals between semiconductor devices (such as microprocessors and memory and logic devices), passive components (such as resistors and capacitors) and connection devices (such as infra-red couplings, fiber optics and surface mount connectors). Examples of end uses of the Company's digital printed circuit materials include high speed routers and servers, storage area networks, supercomputers, laptops, satellite switching equipment, cellular telephones and transceivers, wireless personal digital assistants ("PDAs") and wireless local area networks ("LANs"). The Company's radio frequency ("RF") printed circuit materials are used primarily for military avionics, antennas for cellular telephone base stations, automotive adaptive cruise control systems and avionic communications equipment. The Company has developed long-term relationships with major customers as a result of its leading edge products, extensive technical and engineering service support and responsive manufacturing capabilities.

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

     Printed Circuit Materials - Industry Background

      The printed circuit materials manufactured by the Company and its competitors are used primarily to construct and fabricate complex multilayer printed circuit boards and other advanced electronic interconnection systems. Multilayer printed circuit materials consist of prepregs and copper-clad laminates. Prepregs are chemically and electrically engineered thermosetting or thermoplastic resin systems which are impregnated into and reinforced by a specially manufactured fiberglass cloth product or other woven or non-woven reinforcing fiber. This insulating dielectric substrate generally is 0.030 inch to 0.002 inch in thickness or less in some cases. While these resin systems historically have been based on epoxy resin chemistry, in recent years, increasingly demanding OEM requirements have driven the industry to utilize proprietary enhanced epoxies as well as other higher performance resins, such as bismalimide triazine ("BT"), cyanate ester, polyimide, or polytetrafluoroethylene ("PTFE"). One or more plies of prepreg are laminated together to form an insulating dielectric substrate to support the copper circuitry patterns of a multilayer printed circuit board. Copper-clad laminates consist of one or more plies of prepreg laminated together with specialty thin copper foil laminated on the top and bottom. Copper foil is specially formed in thin sheets which may vary from 0.0030 inch to 0.0002 inch in thickness and normally have a thickness of 0.0014 inch or 0.0007 inch. The Company supplies both copper-clad laminates and prepregs to its customers, which use these products as a system to construct multilayer printed circuit boards.

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

     In the years immediately preceding the severe correction and downturn that occurred in the global electronics industry in the Company's 2002 fiscal year first quarter, the global market for advanced electronic products grew as a result of technological change and frequent new product introductions. This growth was principally attributable to increased sales and more complex
electronic   content  of  newer  products,   such   as   cellular
telephones, pagers, personal computers and portable computing devices and the infrastructure equipment necessary to support the use of these devices, and greater use of electronics in other products, such as automobiles. Further, large, almost completely untapped markets for advanced electronic equipment emerged in such areas as India and China and other areas of the Pacific Rim. During its 2002 fiscal year, the Company established a business center in Wuxi, China, in the Shanghai Nanjing corridor, and in March 2004, the Company announced that it was establishing a new manufacturing facility in the Zhuhai Free Trade Zone approximately 50 miles west of Hong Kong in the Guangdong province in southern China. This manufacturing facility is intended to service customers in the Shanghai Nanjing corridor and Guangdong province, which are emerging regions for advanced multilayer printed circuit fabrication in China.

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

     Printed Circuit Materials - Products and Services

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

      Most of the Company's research and development expenditures are attributable to the efforts of its printed circuit materials operations. In response to the rapid technological changes in the printed cirucit materials business, these expenditures on research and product development have increased over the past several years.

     The Company's products include high-speed, low-loss, digital broadband engineered formulations, high-temperature modified epoxies, bismaleimide triazine ("BT") epoxies, non-MDA polyimides, enhanced polyimides, SIr (Signal Integrity) products, cyanate esters and polytetrafluoroethylene ("PTFE") formulations for radio frequency ("RF")/microwave applications.

      The Company's high performance printed circuit materials consist of high-speed low-loss materials for digital applications requiring increased, high bandwidth signal integrity, BT materials, polyimides for applications that demand extremely high thermal performance, cyanate esters, and PTFE materials for RF/microwave systems that operate at frequencies up to 77 GHz.

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

      The Company has located its advanced printed circuit materials manufacturing operations in strategic locations intended to serve specific regional markets. By situating its facilities in close geographical proximity to its customers, the Company is able to rapidly adjust its manufacturing processes to meet customers' new requirements and respond quickly to customers' technical needs. The Company has technical staffs based at each of its manufacturing locations, which allows the rapid dispatch of technical personnel to a customer's facility to assist the customer in quickly solving design, process, production or manufacturing problems. During the 2002 fiscal year, the Company established a business center in Wuxi near Shanghai in central China, and in March 2004, the Company announced that it was establishing a new manufacturing facility in the Zhuhai Free Trade Zone approximately 50 miles west of Hong Kong in southern China to support the growing customer demand for advanced multilayer printed circuitry materials in China.

     Printed Circuit Materials - Customers and End Markets

      The Company's customers for its advanced printed circuit materials include the leading independent printed circuit board fabricators, electronic manufacturing service ("EMS") companies, electronic contract manufacturers ("ECMs") and major electronic original equipment manufacturers ("OEMs") in the computer, networking, telecommunications, transportation, aerospace and instrumentation industries located throughout North America, Europe and Asia. The Company seeks to align itself with the larger, more technologically-advanced and better capitalized independent printed circuit board fabricators and major electronic equipment manufacturers which are industry leaders committed to maintaining and improving their industry leadership positions and to building long-term relationships with their suppliers. The Company's selling effort typically involves several stages and relies on the talents of Company personnel at different levels, from management to sales personnel and quality engineers. In recent years, the Company has augmented its traditional sales personnel with an OEM marketing team and product technology specialists. The Company's strategy emphasizes the use of multiple facilities established in market areas in close proximity to its customers.

      During the Company's 2005 fiscal year, approximately 13.7% of the Company's total worldwide sales from its continuing operations were to Sanmina Corporation, a leading electronics contract manufacturer and manufacturer of printed circuit boards, and approximately 12.3% of the Company's total worldwide sales from its continuing operations were to Tyco Printed Circuit Group L.P., a leading manufacturer of printed circuit boards. During the Company's 2004 fiscal year, approximately 16.3% of the Company's total worldwide sales from its continuing operations were to Sanmina Corporation, and approximately 12.2% of the Company's total worldwide sales from its continuing operations were to Tyco Printed Circuit Group L.P. During the Company's 2005 and 2004 fiscal years, sales to no other customer of the Company equaled or exceeded 10% of the Company's total worldwide sales from continuing operations.

      Although the printed cirucit materials business is not dependent on any single customer, the loss of a major customer or of a group of customers could have a material adverse effect on the printed circuit materials business.

       The Company's printed circuit materials products are marketed by sales personnel in industrial centers in North America, Europe and Asia. Such personnel include both salaried employees and independent sales representatives who work on a commission basis.

     Printed Circuit Materials - Manufacturing

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

       The Company manufactures multilayer printed circuit materials at six fully integrated facilities located in the United States, Europe and Southeast Asia. The Company opened its California facility in 1965, its first Arizona and France facilities in 1984, its Singapore facility in 1986 and its second France facility in 1992. The Company services the North America market principally through its United States manufacturing facilities, the European market principally through its manufacturing facilities in France, and the Asian market principally through its Singapore manufacturing facility. During its 2002 fiscal year, the Company established a business center in central China, and in March 2004, the Company announced that it was establishing a new manufacturing facility in the Zhuhai Free Trade Zone approximately 50 miles west of Hong Kong in southern China to supply the growing demand for advanced multilayer printed circuitry materials in China. The Company has located its manufacturing facilities in its important markets. By maintaining technical and engineering staffs at each of its manufacturing facilities, the Company is able to deliver fully-integrated products and services on a timely basis.

      The Company expanded the manufacturing capacity of its electronic materials facilities in recent years. During the 2000 fiscal year, the Company completed expansions of its electronic materials operations in Singapore and France. During the 2002 fiscal year, the Company completed a significant expansion of its higher technology product line manufacturing facility in Arizona and established the capability to manufacture PTFE materials for RF/microwave applications at its Neltec high performance materials facility in Tempe, Arizona, augmenting the Company's PTFE manufacturing capability in Lannemezan, France. During the 2004 fiscal year, the Company completed the expansion of its manufacturing facility in Singapore, and the Company began utilization of its higher technology product line manufacturing facility in Arizona. During the 2005 fiscal year, the Company installed one of its latest generation, high-technology treaters in its newly expanded facility in Singapore. In addition, as stated above, the Company announced in March 2004 that it is establishing a new manufacturing facility in the Zhuhai Free Trade Zone in southern China, approximately 50 miles west of Hong Kong.

      As a result of the persistent and pervasive depressed state of the worldwide electronics manufacturing industry following the severe downturn that occurred during the Company's 2002 fiscal year first quarter, the Company closed its Nelco U.K. manufacturing facility in Skelmersdale, England during its 2003 fiscal year third quarter, announced the closure of the mass lamination operation of its Dielektra electronic materials manufacturing business in Germany and the realignment of its North American FR-4 electronic materials operations in New York and California in its 2004 fiscal year first quarter, and discontinued its financial support of its Dielektra GmbH subsidiary located in Cologne, Germany in its fiscal year 2004 fourth quarter ended February 29, 2004, which resulted in the insolvency of Dielektra GmbH. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7 of Part II of this Report and Notes 9, 10 and 13 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for a discussion of the significant pre-tax charges recorded by the Company in the 2003 and 2004 fiscal years.

     Printed Circuit Materials - Materials and Sources of Supply

      The principal materials used in the manufacture of the Company's printed circuit materials products are specially manufactured copper foil, fiberglass cloth and synthetic reinforcements, and specially formulated resins and chemicals. The Company attempts to develop and maintain close working relationships with suppliers of those materials who have dedicated themselves to complying with the Company's stringent specifications and technical requirements. While the Company's philosophy is to work with a limited number of suppliers, the Company has identified alternate sources of supply for each of these materials. However, there are a limited number of qualified suppliers of these materials, substitutes for these materials are not readily available, and, in the recent past, the industry has experienced shortages in the market for certain of these materials. While the Company has not experienced significant problems in the delivery of these materials and considers its relationships with its suppliers to be strong, a disruption of the supply of materials could materially adversely affect the business, financial condition and results of operations of the Company. Significant increases in the cost of materials purchased by the Company could also have a material adverse effect on the Company's business, financial condition and results of operations if the Company were unable to pass such price increases through to its customers.

     Printed Circuit Materials - Competition

       The multilayer printed circuit materials industry is characterized by intense competition and ongoing consolidation. The Company's competitors are primarily divisions or subsidiaries of very large, diversified multinational manufacturers which are substantially larger and have greater financial resources than the Company and, to a lesser degree, smaller regional producers. Because the Company focuses on the higher technology segment of the printed circuit materials market, technological innovation, quality and service, as well as price, are significant competitive factors.

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

     The markets in which the Company's printed circuit materials operations compete are characterized by rapid technological advances, and the Company's position in these markets depends largely on its continued ability to develop technologically advanced and highly specialized products. Although the Company believes it is an industry technology leader and directs a significant amount of its time and resources toward maintaining its technological competitive advantage, there is no assurance that the Company will be technologically competitive in the future, or that the Company will continue to develop new products that are technologically competitive.

     Advanced Composite Materials Operations

      The Company, through its advanced composite materials business unit, FiberCote Industries, Inc., develops and produces engineered composite materials for the aerospace, rocket motor, radio frequency ("RF") and specialty industrial markets.

     Advanced Composite Materials - Industry Background

     The advanced composite materials manufactured by the Company and its competitors are used primarily to fabricate light-weight, high-strength structures with specifically designed performance characteristics. Composite materials are typically highly specified combinations of resin formulations and reinforcements. Reinforcements can be woven fabrics, non-woven goods such as mats or felts, or in some cases unidirectional fibers. Reinforcement materials are constructed of: E-glass (fiberglass), carbon fiber, S2 glass, aramids such as Kevlarr ("Kevlar" is a registered trademark of E.I. du Pont de Nemours & Co.) and Twaronr ("Twaron" is a registered trademark of Teijin Twaron B.V. LLC), quartz, polyester, and other synthetic materials. Resin formulations are typically highly proprietary, and include various chemical mixtures. The Company produces resin formulations using various epoxies, polyesters, phenolics, bismalimides, cyanate esters, polyimides and other complex matrices. The reinforcement combined with the resin is referred to as a "prepreg", which is an acronym for pre-impregnated material. Advanced composite materials can be broadly categorized as either a thermoset or a thermoplastic. While both material types require the addition of heat and pressure to achieve the molecular cross-linking of the matrices, thermoplastics can be reformed using additional heat and pressure. Once fully cured, thermoset materials can not be further reshaped. The Company believes that the demand for thermoset advanced materials is greater than that for thermoplastics due to the fact that fabrication processes for thermoplastics require much higher temperatures and pressures, and are, therefore, typically more capital intensive than the fabrication processes for thermoset materials.

     The advanced composite materials industry suppliers have historically been large chemical corporations. Over the past ten years, the industry has seen considerable consolidation resulting in three relatively large composite materials suppliers and a number of smaller suppliers.

     Composite part fabricators typically will design and specify a material specifically to meet the needs of the part's end use and the fabricators' processing methods. Fabricators sometimes work with a supplier to develop the specific resin system and reinforcement combination to match the application. Fabricators' processing may include hand lay-up or more advanced automated lay-up (ATL) techniques. Automated lay-up processes include automated
tape   lay-up,  fiber  placement  and  filament  winding.   These
fabrication processes will significantly alter the material form purchased. After the lay-up process is completed, the material will be cured by the addition of heat and pressure. Cure processes typically include vacuum bag oven curing, high pressure autoclave, press forming and in some cases in-situ curing. Once the part has been cured, final finishing and trimming, and assembly of the structure is performed by the fabricator.

     Advanced Composite Materials - Products

     The products manufactured by the Company are primarily thermoset curing prepregs. By analyzing the needs of the markets in which it participates, and working with its customers, the Company has developed proprietary resin formulations to suit the needs of its markets. The complex process of developing resin formulations and selecting the proper reinforcement is accomplished through a collaborative effort of the Company's research and development resources working with the customers' technical staff. The Company focuses on developing a thorough understanding of its customers' businesses, product lines, processes and technical challenges. The Company believes that it develops innovative solutions which utilize technologically advanced materials and concepts for its customers.

     The Company's products include prepregs manufactured from proprietary formulations using modified epoxies, phenolics, polyesters, cyanate esters, bismalimides, polyimides combined with woven, non-woven, and unidirectional reinforcements. Reinforcement materials used to produce the Company's products include polyacrylonitrile ("PAN") and pitch based carbons, aramids, E-glass, S2 glass, polyester, quartz and rayon. The Company also sells certain specialty fabrics, such as Raycarb C2, a carbonized rayon fabric produced by Snecma Propulsion Solide and used mainly in the rocket motor industry.

     Advanced Composite Materials - Customers and End Markets

     The Company's advanced composite materials customers, the majority of which are located in the United States, include manufacturers in the aerospace, rocket motor, electronics, RF, marine and specialty industrial markets. The Company's materials are marketed by sales personnel including both salaried employees and independent sales representatives who work on a commission basis.

     While no single advanced composite materials customer accounted for 10% or more of the Company's total sales during either of the last two fiscal years, the loss of a major customer or of a group of some of the largest customers of the advanced composite materials business could have a material adverse effect upon the Company's advanced composite materials business.

     The Company's aerospace customers are fabricators of aircraft composite hardware. The materials are used to produce primary and secondary structures, aircraft interiors, and various other aircraft components. The majority of the Company's customers for aerospace materials do not produce hardware for commercial aircraft, but for the general and corporate aviation, kit aircraft and military segments. The majority of the Company's customers for aerospace products are in the United States and Europe.

     Customers for the Company's rocket motor materials include United States defense prime contractors and subcontractors. These customers fabricate rocket motors for heavy lift space launchers, strategic defense weapons, tactical motors and various other applications. The Company's materials are used to produce heat shields, exhaust gas management devices, and insulative and ablative nozzle components. Rocket motors are primarily used for commercial and military space launch, and for tactical and strategic weapons. The Company also has customers for these materials outside of the United States.

     The Company sells materials for use in radio frequency (RF) electrical applications. Customers buying these materials typically fabricate antennas and radomes engineered to preserve electrical signal integrity. A radome is a protective cover over an electrical antenna or signal generator. The radome is designed to minimize signal loss and distortion. Customers for these products are primarily in the United States and Europe.

     Advanced Composite Materials - Manufacturing

     The Company's manufacturing facility for advanced composite materials is currently located in Waterbury, Connecticut. The
Company also produces some products through the use of toll coating services at other locations in North America.

     The process for manufacturing composite materials is capital intensive and requires sophisticated equipment, significant technical know-how very tight process control. The key steps used in the manufacturing process include chemical reactors, resin mixing, reinforcement impregnation, and in some cases resin film casting, and solvent drying processes.

     Prepreg is manufactured by the Company using either solvent (solution) coating methods on a treater or by hot melt impregnation. A treater is a roll-to-roll continuous process machine which sequences reinforcement through tension controllers and combines solvated resin with the reinforcement. The reinforcement is dipped in resin, passed through a drying oven which removes the solvent and advances (or partially cures) the resin. The prepreg material is interleafed with a carrier and cut to the roll lengths desired by the customer. The Company also manufactures prepreg using hot melt impregnation methods which use no solvent. Hot melt prepreg manufacturing is achieved by mixing a resin formulation in a heated resin vessel, casting a thin film on a carrier paper, and laminating the reinforcement with the resin film. Additional processing services such as slitting, sheeting, biasing, sewing and cutting are also completed if needed by the customer. Many of the products manufactured also undergo extensive testing of the chemical, physical and mechanical properties of the product. These testing requirements are completed in the laboratories and facilities located at the manufacturing facility. The Company laboratories have been approved by several aerospace contractors. Once all the processing has been completed, the product is inspected and packaged for shipment to the customer. The Company typically supplies final product to the customer in roll or sheet form.

      In the 2006 fiscal year first quarter, the Company is completing the installation of an additional large treater at its FiberCote advanced composite materials facility in Waterbury, Connecticut, which will effectively double FiberCote's treating capacity.

     Advanced  Composite  Materials - Materials  and  Sources  of
Supply

      The Company designs and manufactures its advanced composite materials to its own specifications and to the specifications of its customers. Product development efforts are focused on developing prepreg materials that meet the specifications of the customers. The materials used in the manufacture of these engineered materials include graphite and carbon fibers and fabrics, Kevlarr, quartz, fiberglass, polyester, specialty chemicals, resins, films, plastics, adhesives and certain other synthetic materials. The Company purchases these materials from several suppliers. Substitutes for many of these materials are not readily available, and demand has increased for certain materials, such as carbon fiber during the 2005 fiscal year. The supply of certain materials was limited during 2005 fiscal year, but such limitation did not have a material adverse effect on the Company's advanced composite materials business. The Company is working globally to determine acceptable alternatives for several raw materials with limited availability.

     Advanced Composite Materials - Competition

      The Company has many competitors in the advanced composite materials business, ranging in size from large, international corporations to small regional producers. Several of the Company's largest competitors are vertically integrated. In some cases, the competitor may also serve as a supplier to the Company. The Company competes for business on the basis of responsiveness, product performance, innovative new product development, product qualification listing and price.

Backlog

      The Company records an item as backlog when it receives a purchase order specifying the number of units to be purchased, the purchase price, specifications and other customary terms and conditions. At May 1, 2005, the unfilled portion of all purchase orders received by the Company and believed by it to be firm was approximately $5,425,000, compared to $8,111,000 at May 2, 2004. The backlog was lower at May 1, 2005 than at May 2, 2004 due primarily to the upturn in the Company's business in the first quarter of its 2005 fiscal year resulting from the temporary improvement in the global electronics industry.

      Various factors contribute to the size of the Company's backlog. Accordingly, the foregoing information may not be indicative of the Company's results of operations for any period subsequent to the fiscal year ended February 27, 2005.

Patents and Trademarks

     The Company holds several patents and trademarks or licenses thereto. In the Company's opinion, some of these patents and trademarks are important to its products. Generally, however, the Company does not believe that an inability to obtain new, or to defend existing, patents and trademarks would have a material adverse effect on the Company.

Employees

      At February 27 2005, the Company had approximately 1,030 employees. Of these employees, 930 were engaged in the Company's printed circuit materials operations, 50 in its advanced composite materials operations and 50 consisted of executive personnel and general administrative staff. As a result of a severe correction and downturn in the global electronics industry and, consequently, in the Company's electronic materials business, the Company reduced its total number of employees during the first two months of its 2002 fiscal year from approximately 2,850 total employees to approximately 2,330 total employees at April 30, 2001, and during the remainder of the 2002 fiscal year the Company's total number of employees declined to approximately 1,700. The total number of employees further declined to approximately 1,400 at the end of the 2003 fiscal year and to approximately 1,200 at the end of the 2004 fiscal year. None of the Company's employees are subject to a collective bargaining agreement. Management considers its employee relations to be good.

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

Item 2.   Properties.

      Set forth below are the locations of the significant properties owned and leased by the Company, the businesses which use the properties, and the size of each such property. All of such properties, except for the Melville, New York property, are used principally as manufacturing and warehouse facilities.

                     Owned                              Size
      Location         or           Use               (Square
                     Leased                           Footage)
  Melville, NY       Leased  Administrative Offices      8,000
  Newburgh, NY       Leased  Electronic Materials      171,000
  Fullerton, CA      Leased  Electronic Materials       95,000
  Anaheim, CA        Leased  Electronic Materials       26,000
  Tempe, AZ          Leased  Electronic Materials       87,000
  Mirebeau, France   Owned   Electronic Materials       81,000
  Lannemezan,France  Owned   Electronic Materials       29,000
  Singapore          Leased  Electronic Materials      128,000
  Kuching, Malaysia  Leased  Electronic Materials       11,000
  Waterbury, CT      Leased  Advanced Composites       100,000

      The Company believes its facilities and equipment to be in good condition and reasonably suited and adequate for its current needs. During the 2005 fiscal year, certain of the Company's printed circuit materials manufacturing facilities were utilized at less than 50% of their capacity.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

     None

Executive Officers of the Registrant.

      Name                     Title                      Age
 Brian E. Shore        Chief Executive Officer,
                       President and a Director            53

 Stephen E. Gilhuley   Senior Vice President, Secretary
                       and General Counsel                 60

 Emily J. Groehl       Senior Vice President, Sales        58

 John Jongebloed       Senior Vice President,
                       Global Logistics                    48

 James W. Kelly        Vice President, Taxes and
                       Planning                            48

 Steven P. Schaefer    Senior Vice President, Marketing    44

 Murray O. Stamer      Senior Vice President and Chief
                       Financial Officer                   47

 Gary M. Watson        Senior Vice President,
                       Engineering and Senior Vice
                       President, Asian Business Unit      57

     Mr. Shore has served as a Director of the Company since 1983 and as Chairman of the Board of Directors since July 2004. He was elected a Vice President of the Company in January 1993, Executive Vice President in May 1994, President effective March 4, 1996, the first day of the Company's 1997 fiscal year, and Chief Executive Officer in November 1996. Mr. Shore also served as General Counsel of the Company from April 1988 until April 1994.

      Mr.  Gilhuley has been General Counsel of the Company since
April 1994 and Secretary since July 1996. He was elected a Senior
Vice President in March 2001.

      Ms. Groehl was elected Senior Vice President, Sales and Marketing of Park in May 1999 and Senior Vice President, Sales on March 22, 2005. Prior to May 1999, she had been with one of Park's "Nelco" business units for more than ten years. She was elected Vice President of New England Laminates Co., Inc. in 1988 and was Vice President, Marketing and Sales of Nelco International Corporation from 1993 until June 1999, when Nelco International Corporation merged into Park Electrochemical Corp. The Company has announced that Ms. Groehl is retiring from the Company effective June 10, 2005.

      Mr. Jongebloed was elected Senior Vice President, Global Logistics of Park in July 2001. Prior to July 2001, he had been employed by one of Park's "Nelco" business units for more than nine years. He was Vice President and General Manager of New England Laminates Co., Inc. from January 1992 to May 1999, and President and General Manager of New England Laminates Co., Inc. from May 1999 to August 2002 and since April 28, 2003.

      Mr. Kelly was elected Vice President, Taxes and Planning of
Park in March 2001. He had been Director of Taxes of the Company since May 1997.

      Mr. Schaefer has been employed by Park since January 2001 when he became Product Director, High Volume Products of Park. He was promoted to Senior Director of Product Technology in March 2002 and appointed Vice President of Business Development in February 2003. He was elected Senior Vice President, Technology on July 17, 2003 and Senior Vice President, Marketing on March 22, 2005. Mr. Schaefer was Business Manager, Electronic Chemicals of OM Group, Inc. from February 1999 to January 2001; and prior to February 1999, Mr. Schaefer was employed by LeaRonal, Inc. in various positions, including National Sales Manager.

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

      There are no family relationships between the directors or executive officers of the Company.

     Each executive officer of the Company serves at the pleasure of the Board of Directors of the Company.

                             PART II

Item 5. Market  for  the  Registrant's Common  Equity,  Related
        Stockholder  Matters  and  Issuer  Purchases  of   Equity
        Securities.

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

  For the Fiscal Year            Stock Price       Dividends
  Ended February 27, 2005      High       Low      Declared
  First Quarter               $26.70    $21.63       $ .06
  Second Quarter               27.40     20.54       $ .06
  Third Quarter                23.12     19.71       $1.14(a)
  Fourth Quarter               22.67     18.25       $ .00


  For the Fiscal Year            Stock Price       Dividends
  Ended February 29, 2004      High       Low      Declared
  First Quarter               $19.67    $14.03       $.06
  Second Quarter               23.35     17.91       $.06
  Third Quarter                25.55     22.35       $.06
  Fourth Quarter               30.18     23.39       $.06

     (a) During the 2005 fiscal year third quarter, the Company declared its regular quarterly cash dividend of $0.06 per share in September 2004, and in October 2004 the Company announced that its Board of Directors had declared a one-time, special cash dividend of $1.00 per share, payable December 15, 2004 to stockholders of record on November 15, 2004, and approved an increase in Park's quarterly cash dividend from $0.06 per share to $0.08 per share and, at the same time, announced that its Board of Directors also had declared a regular fourth quarter dividend of $0.08 per share payable February 8, 2005 to stockholders of record on January 6, 2005.

     As of May 6, 2005, there were approximately 1,335 holders of record of Common Stock.

      The Company expects, for the immediate future, to continue to pay regular cash dividends.

      The following table provides information with respect to shares of the Company's Common Stock acquired by the Company during each month included in the Company's 2005 fiscal year fourth quarter ended February 27, 2005.


                                                 Maximum Number
                                  Total Number   (or Approximate
                                  of Shares (or   Dollar Value)
              Total                  Units)       of Shares (or
            Number of   Average   Purchased as   Units) that May
              Shares     Price       Part of         Yet Be
               (or     Paid per     Publicly     Purchased Under
  Period      Units)   Share (or    Announced     the Plans or
            Purchased    Unit)      Plans or        Programs
                                    Programs
November 29
-December 31        0       -           0

January 1-31        0       -           0

February 1-27       0       -           0

Total               0       -           0           2,000,000(a)

   (a)Aggregate number of shares available to be purchased by the Company pursuant to a share purchase authorization announced on October 20, 2004. Pursuant to such authorization, the Company is authorized to purchase its shares from time to time on the open market or in privately negotiated transactions.

Item 6.   Selected Financial Data.

      The following selected consolidated financial data of Park and its subsidiaries is qualified by reference to, and should be read in conjunction with, the consolidated financial statements, related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein. Insofar as such consolidated financial information relates to the five fiscal years ended February 27, 2005 and is as of the end of such periods, it is derived from the con solidated financial statements for the fiscal year ended February 27, 2005 and as of such date audited by Grant Thornton LLP, independent auditor, and from the consolidated financial statements for the four fiscal years ended February 29, 2004 and as of such dates audited by Ernst & Young LLP, independent auditor. The consolidated financial statements as of February 27, 2005 and February 29, 2004 and for the three years ended February 27, 2005, together with the independent auditors' reports for the three years ended February 27, 2005, appear in Item 8 of Part II of this Report.




                                             Fiscal Year Ended
                                (In thousands, except per share amounts)
                             February 27, February 29, March 2, March 3, February 25,
                                2005         2004        2003     2002     2001
STATEMENTS OF EARNINGS INFORMATION:

Net sales                       $211,187   $194,236   $195,578  $201,681  $469,121
Cost of sales                    167,937    161,536    168,921   185,014   355,400
Gross profit                      43,250     32,700     26,657    16,667   113,721
Selling, general and
 administrative expenses          26,960     27,962     27,157    33,668    47,683
Gain on Delco lawsuit (Note 19)        -    (33,088)         -         -         -
Asset impairment charge (Note 13)      -          -     49,035         -         -
Restructuring and severance
 Charges (Note 10)                   625      8,469      4,794       806         -
Gain on insurance settlement
 (Note 11)                        (4,745)
Gain on sale of DPI (Note 12)          -          -     (3,170)        -         -
Gain  on sale of UK real estate        -       (429)         -         -         -
Loss on sale of NTI and closure
 of related support facility           -          -          -    15,707         -
Earnings (loss)from operations    20,410     29,786    (51,159)  (33,514)   66,038
Interest and other income, net     3,386      2,958      3,260     5,373     2,720
Earnings (loss) from continuing
 operations before income taxes   23,796     32,744    (47,899)  (28,141)   68,758
Income tax provision (benefit)
 from continuing operations        2,191      2,835     (4,035)  (10,727)   20,963
Earnings (loss) from continuing
 operations                       21,605     29,909    (43,864)  (17,414)   47,795
Earnings (loss) from discontinued
 operations, net of taxes (Note 9)     -    (33,761)    (6,895)   (8,105)    1,624
Net earnings (loss)             $ 21,605   $ (3,852)  $(50,759) $(25,519)  $49,419

Basic earnings (loss) per share:
Earnings (loss) from continuing
 operations                       $ 1.09   $   1.51   $  (2.23) $  (0.89)  $  3.00
(Loss) earnings from discontinued
  operations, net of tax               -      (1.71)     (0.35)    (0.42)     0.10
Basic earnings (loss) per share   $ 1.09   $  (0.20)  $  (2.58) $  (1.31)  $  3.10

Diluted earnings (loss) per share:
Earnings (loss) from continuing
 operations                       $ 1.08   $   1.50   $  (2.23)  $ (0.89)  $  2.57
(Loss) earnings from discontinued
 operations, net of tax                -      (1.69)     (0.35)    (0.42)     0.08
Diluted earnings (loss) per share $ 1.08   $  (0.19)  $  (2.58)  $  (1.31) $  2.65

Cash dividends per common share   $ 1.26   $   0.24   $   0.24   $   0.24  $  0.23
share

Weighted average number of
 common shares outstanding:
 Basic                            19,879     19,754     19,674     19,535    15,932
 Diluted                          20,075     19,991     19,674     19,535    20,002

BALANCE SHEET INFORMATION:
Working capital                 $201,501   $197,453   $170,274   $167,000   $188,511
Total assets                     307,311    311,070    301,542    360,644    430,581
Long-term debt                         -          -          -          -     97,672
Stockholders' equity             242,857    243,896    245,701    292,546    228,906

See Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

General:

      Park is a global advanced materials company which develops, manufactures and markets high technology digital and RF/microwave printed circuit materials and advanced composite materials for the electronics, military, aerospace, wireless communication, specialty and industrial markets. The Company's manufacturing facilities are located in Singapore, China (currently under construction), France (two facilities), Connecticut, New York, Arizona and California. The Company operates under the FiberCote, Nelco and Neltec names.

      The global electronics manufacturing industry, which had become extremely and unsustainably overheated in the 1990s and into calendar year 2000, collapsed in calendar year 2001, and has not recovered since that collapse. The Company believes that that industry has become a mature industry, and the Company does not expect significant non-cyclical, sustainable growth from that industry in the future. Although the condition of the global markets for the Company's printed circuit materials products improved somewhat in the second half of the 2004 fiscal year and the first half of the 2005 fiscal year, those markets weakened in the second half of the 2005 fiscal year. However, the Company's sales increased during the 2005 fiscal year, with increased sales of printed circuit materials and advanced composite materials in all regions.

       While the Company's sales from continuing operations increased modestly in the 2005 fiscal year compared to the 2004 fiscal year, the Company's net earnings increased significantly in the 2005 fiscal year compared to the Company's net profit from continuing operations and net earnings in the 2004 fiscal year. The Company's earnings from continuing operations were less in the 2005 fiscal year than in the 2004 fiscal year preimarily because of the $33.1 million pre-tax gain in the 2004 fiscal year related to the payment by Delco Electronics Corporation, a subsidiary of General Motors Corp. ("Delco"), of the judgment against Delco in favor of the Company's subsidiary, Nelco Technology, Inc. ("NTI").

       Despite anemic conditions in almost all markets for sophisticated printed circuit materials, the Company's gross profit in the 2005 fiscal year was significantly greater than its gross profit in the 2004 fiscal year as a result of the Company's reductions of its costs and expenses and higher percentages of sales of higher technology, higher margin products.

      The increases in sales and profits during the 2005 fiscal year compared to the 2004 fiscal year were the result of increases in sales by nearly all the Company's operations, although the improvements were attributable principally to increases in sales of the Company's high technology printed circuit materials, cost reductions resulting from the realignments of the Company's volume printed circuit materials operations in the 2005 and 2004 fiscal years and increases in sales by the Company's FiberCote advanced composite materials business.

     The printed circuit materials industry began to improve slightly at the end of the 2004 fiscal year second quarter and continued to improve in the 2004 fiscal year third and fourth quarters and in the 2005 fiscal year first quarter. However, the printed circuit materials industry slowed down to some extent in the 2005 fiscal year second quarter. Consequently, sales of the Company's printed circuit materials operations declined in the third and fourth quarters of the 2005 fiscal year compared to the third and fourth quarters of the 2004 fiscal year. Although the global markets for the Company's printed circuit materials improved to some degree during September 2004, those markets were anemic during the remainder of the 2005 fiscal year. Consequently, sales of the Company's printed circuit materials continuing operations declined in the 2005 fiscal year third and fourth quarters compared to the 2005 fiscal year first and second quarters and compared to the 2004 fiscal year third and fourth quarters. However, the military, aerospace, wireless communication and industrial markets for the Company's FiberCote advanced composite materials business were healthy during the 2005 fiscal year third quarter, with particular strength coming from the rocket motor, airframe and radome components of those markets, and, as a result, sales of the Company's advanced composite materials increased in each quarter of the 2005 fiscal year compared to the comparable period in the prior fiscal year.

     While the global markets for the Company's printed circuit materials continue to be very difficult to forecast, the Company believes that the condition of the global markets for the Company's printed circuit materials in the 2006 fiscal year first quarter is similar to the condition of such markets during the 2005 fiscal year third and fourth quarters. On the other hand, the military, aerospace and specialty applications markets for the Company's advanced composite materials business continues to be healthy during the 2006 fiscal year first quarter, with particular strength coming from the rocket motor, unmanned aerial vehicle and commercial aircraft components of those markets. The Company believes that the markets for its advanced composite materials will continue to be healthy during the 2006 fiscal year first quarter.

     The Company continues to invest its human and financial resources in the higher technology portions of its printed circuit materials business and in its advanced composite materials business. During the 2005 fiscal year, the Company installed one of its latest generation, high-technology treaters in its newly expanded facility in Singapore, and the Company is completing the installation of an additional large treater at its FiberCote advanced composite materials facility in Waterbury, Connecticut, which will effectively double FiberCote's treating capacity.

      While the Company continued to expand and invest in its business in Asia during the 2005 fiscal year, it made additional adjustments to its volume printed circuit materials businesses, particularly in North America, which resulted in workforce reductions at the Company's North American and European volume printed circuit materials operations as a result of which the Company recorded pre-tax charges of $0.6 million in the Company's 2005 fiscal year third quarter. In addition, in May 2005, the Company announced that it was reducing the size of the workforce at its Neltec Europe SAS subsidiary in Mirebeau, France, as a result of further deterioration of the European market for high-technology printed circuit materials and that it expects to record a one-time termination benefits charge of approximately $1 million during the 2006 fiscal year first quarter ending May 29, 2005.

      In the 2005 fiscal year third quarter, the Company also settled an insurance claim for property and business interruption losses sustained by the Company in Singapore as a result of an explosion in one of the four treaters located at its Nelco manufacturing facility in Singapore and recorded a pre-tax gain of $4.7 million as a result of the settlement.

      During the 2004 fiscal year, the Company opened a facility at its advanced products business unit in Arizona that had been completed in its 2002 fiscal year and that is now being well utilized, and completed the construction of its facility expansion in Singapore.

      During the first half of the 2004 fiscal year, the Company realigned its North American volume printed circuit materials operations located in New York and California. As part of the realignment, the New York operation was scaled down to a smaller, focused operation and the California operation was scaled up to a larger volume operation, and there were workforce reductions at the Company's New York facility and workforce increases at the Company's California facility, with the end result being a net reduction in the Company's workforce in North America. A portion of the New York facility was mothballed. The realignment was designed to help the Company achieve improved operating and cost efficiencies in its North American volume printed circuit materials operations and to help the Company best service all of its North American customers.

      As a result of the Company's realignment of its North American volume printed circuit materials operations and related workforce reductions, the Company recorded pre-tax charges totaling $1.9 million and $6.5 million in the Company's 2004 fiscal year first quarter and second quarter, respectively. The Company also recorded a pre-tax gain of $0.4 million in the 2004 fiscal year third quarter resulting from the sale of real estate previously used by its Nelco UK subsidiary, which had ceased operations after its closure in the 2003 fiscal year third quarter. See Note 10 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information regarding the realignment and closure.

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

     In accordance with generally accepted accounting principles, the Company treated Dielektra as a discontinued operation. Accordingly, the Company reclassified Dielektra's operating losses and charges and recorded a net loss from discontinued operations of $33.8 million in the 2004 fiscal year, comprised of $5.6 million of operating losses incurred by Dielektra, $6.2 million related to the closure of Dielektra's mass lamination operation and related workforce reductions in the 2004 fiscal year first quarter and $22.0 million for the write-off of assets of Dielektra and other costs, and the Company recorded a net loss from discontinued operations in the 2003 fiscal year of $6.9 million, comprised of $5.7 million of operating losses incurred by Dielektra and $1.2 million for after-tax fixed asset impairment charges. The Company's sales for the 2005 fiscal year did not include any sales by Dielektra, and Dielektra had no impact on the Company's results of operations during the 2005 fiscal year. Furthermore, the Company's sales from its continuing operations did not include sales by Dielektra of $14.4 million for the 2004 fiscal year and $21.2 million for the 2003 fiscal year. See Note 9 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information regarding the discontinued operations.

      During the 2003 fiscal year, the Company recorded pre-tax charges totaling $53.8 million related to the write-downs of fixed assets at its continuing operations in North America resulting from the realignment of its North American volume printed circuit materials operations in New York and California, workforce reductions at a North American business unit, and the closure of its Nelco U.K. manufacturing facility. These charges were only slightly offset by the pre-tax gain of $3.2 million realized by the Company during the 2003 fiscal year second quarter in connection with the sale of its Dielectric Polymers, Inc. ("DPI") subsidiary for $5.0 million cash. See Notes 10, 12 and 13 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information regarding the asset write-downs, workforce reductions and closure and the sale of DPI.

     The Company recorded a pre-tax charge of $4.7 million in its 2003 fiscal year third quarter for the cost of closing its Nelco U.K. manufacturing facility located in Skelmersdale, England in response to the almost complete collapse of the U.K. high technology circuit board industry. For many years, Nelco U.K. was one of the most vital parts of the Company's global high technology circuit materials business, but the U.K. high technology circuit board industry had been devastated, and the closure of the Nelco U.K. facility was unavoidable, as there was not enough business available in the entire U.K. market to justify the Company's having an operation in the U.K. The Company is supplying its few remaining customers in the U.K. with product produced at its Neltec facility located in Mirebeau, France and will continue to provide these U.K. customers with local account management, technical service and materials and inventory support. In addition, the Company recorded a pre-tax charge of $0.1 million during the 2003 fiscal year third quarter for severance payments for workforce reductions at a North American business unit. See Note 10 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information regarding the closure and severance payments.

      During the fourth quarter of the 2003 fiscal year, the Company reassessed the recoverability of the fixed assets of those operations based on cash flow projections and determined that such fixed assets were impaired, and the Company recorded pre-tax impairment charges of $49.0 million in the Company's 2003 fiscal year fourth quarter to reduce the book values of such fixed assets to their estimated fair values. See Note 13 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information regarding the asset impairment charges.

      During the Company's 1998 fiscal year and for several years prior thereto, more than 10% of the Company's total worldwide sales were to Delco, and the Company's wholly owned subsidiary, NTI located in Tempe, Arizona, had been Delco's principal supplier of semi-finished multilayer printed circuit board materials, commonly known as mass lamination, which were used by Delco to produce finished multilayer printed circuit boards. However, in March 1998, the Company was informed by Delco that Delco planned to close its printed circuit board fabrication plant and exit the printed circuit board manufacturing business. As a result, the Company's sales to Delco declined during the three-month period ended May 31, 1998, were negligible during the remainder of the 1999 fiscal year and have been nil since that time.

      In May 1998, the Company and NTI filed a complaint against Delco and the Delphi Automotive Systems unit of General Motors Corp. in the United States District Court for the District of Arizona. The complaint alleged, among other things, that Delco breached its contract to purchase semi-finished multilayer printed circuit boards from NTI and that Delphi interfered with NTI's contract with Delco, that Delco breached the covenant of good faith and fair dealing implied in the contract, that Delco engaged in negligent misrepresentation and that Delco fraudulently induced NTI to enter into the contract. In November 2000, a jury awarded damages to NTI in the amount of $32.3 million, and in December 2000 the judge in the United States District Court for the District of Arizona entered judgment for NTI on its claim of breach of the implied covenant of good faith and fair dealing with damages in the amount of $32.3 million. Both parties appealed the decision to the United States Court of Appeals for the Ninth Circuit in San Francisco; and in May 2003, a panel of three judges in the Court of Appeals for the Ninth Circuit rendered a unanimous decision affirming the jury verdict. In June 2003, the United States District Court for the District of Arizona entered final judgment in favor of NTI; and, on July 1, 2003, NTI received a net amount of $33.1 million in payment of such judgment. The Company recorded a pre-tax gain of $33.1 million in the 2004 fiscal year second quarter related to such payment. See Note 19 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information regarding the gain on the lawsuit against Delco and
Item 3 of Part I of this Report for additional information regarding the lawsuit against Delco.

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

Fiscal Year 2005 Compared with Fiscal Year 2004:

      The Company's sales of both its printed circuit materials and its advanced composite materials increased in the fiscal year ended February 27, 2005 compared to the fiscal year ended February 29, 2004, after a slight decline in the Company's sales of printed circuit materials in the 2004 fiscal year compared to the 2003 fiscal year. The increase in sales of printed circuit materials was accomplished despite the continued anemic conditions in the North American and European markets and, to a lesser extent, in the Asian markets for printed circuit materials.

      The increased sales in the 2005 fiscal year and a further improvement in the Company's gross profit margin in the 2005 fiscal year, following a substantial improvement in the 2004 fiscal year compared to the 2003 and 2002 fiscal years, enabled the Company's continuing operations to generate a larger gross profit than in the prior fiscal year.

      The Company's gross profit in the 2005 fiscal year was substantially higher than the gross profit in the prior fiscal year as a result of increased sales, the Company's reductions of its costs and expenses and higher percentages of sales by the Company of its higher margin, high technology printed circuit materials and advanced composite materials. These improvements in gross profits occurred despite slightly lower levels of total sales in the 2005 fiscal year fourth quarter than in the fourth quarter of the 2004 fiscal year and lower levels of sales of printed circuit materials in the 2005 fiscal year third and fourth quarters than in the comparable periods of the 2004 fiscal year and than in the 2005 fiscal year first and second quarters. In addition, the operating inefficiencies resulting from operating certain facilities at levels below their designed manufacturing capacities and the competitive pressures that existed in the 2004 fiscal year persisted in the 2005 fiscal year.

      The Company's financial results of operations were enhanced by the pre-tax gain of $4.7 million that the Company recorded in the 2005 fiscal year third quarter resulting from its settlement of an insurance claim for property and business interruption losses sustained by the Company in Singapore as a result of an explosion in November 2002 in one of the four treaters located at its Nelco manufacturing facility in Singapore, which was only partially offset by the pre-tax charges of $0.6 million that the Company recorded in the 2005 fiscal year third quarter related to workforce reductions at the Company's North American and European volume printed circuit materials operations.

      Operating results of the Company's advanced composite materials business improved during the 2005 fiscal year primarily as a result of higher sales volumes related to strength in the rocket motor and airframe components of the military, aerospace, wireless communication and industrial markets for advanced composite materials. Sales of the FiberCote advanced composite materials business unit increased to 8% of the Company's total net sales worldwide in the 2005 fiscal year compared with 6% of the Company's total net sales worldwide in the 2004 fiscal year.

     Results of Operations

      Net sales from continuing operations for the fiscal year ended February 27, 2005 increased 9% to $211.2 million from $194.2 million for the fiscal year ended February 29, 2004. The increase in net sales from continuing operations was the result of increased sales by the Company's operations in all regions and increased sales of the Company's high technology printed circuit materials and an increase in sales of the Company's advanced composite materials.

     The Company's foreign operations accounted for $94.1 million of sales, or 45% of the Company's total net sales worldwide from continuing operations, during the 2005 fiscal year, compared with $88.2 million of sales, or 45% of total net sales worldwide from continuing operations, during the 2004 fiscal year and 40% and 34%, respectively, of total net sales worldwide from continuing operating during the 2003 and 2002 fiscal years. Sales by the Company's foreign operations during the 2005 fiscal year increased from the 2004 fiscal year as sales by the Company's operations in both Singapore and France increased.

      For the fiscal year ended February 27, 2005, the Company's sales in North America, Asia and Europe were 55%, 29% and 16%, respectively, of the Company's total net sales worldwide compared with the same percentages for the fiscal year ended February 29, 2004. The Company's sales in North America increased 10%, its sales in Asia increased 7% and its sales in Europe increased 7% in the 2005 fiscal year over the 2004 fiscal year.

      The overall gross profit as a percentage of net sales for the Company's worldwide continuing operations improved to 20.5% during the 2005 fiscal year compared with 16.8% during the 2004 fiscal year. The improvement in the gross profit margin was attributable to reduced operating costs resulting from the realignments of the Company's North American volume printed circuit materials operations in the 2005 and 2004 fiscal years and higher percentages of sales of higher margin, high temperature printed circuit materials and advanced composite materials. High temperature printed circuit materials accounted for 94% of the Company's total net printed circuit materials sales worldwide from continuing operations for the 2005 fiscal year compared with 89% for the prior fiscal year. The improvement in the gross profit margin during the 2005 fiscal year also was attributable to increased sales of the Company's printed circuit materials and the Company's advanced composite materials from the 2004 fiscal year, which were only partially offset by slightly lower levels of total sales in the 2005 fiscal year fourth quarter than in the 2004 fiscal year fourth quarter and lower levels of sales of electronic materials in the 2005 fiscal year third and fourth quarters than in the 2004 fiscal year comparable quarters and than in the 2005 fiscal year first and second quarters. In addition, the operating inefficiencies resulting from operating certain facilities at levels below their designed manufacturing capacities and the competitive pressures that existed in the 2004 fiscal year persisted in the 2005 fiscal year.

      During the fiscal year ended February 27, 2005, the Company's total net sales worldwide of high temperature printed circuit materials, which included high performance (non-FR4) materials, were 94% of the Company's total net sales worldwide of printed circuit materials, compared with 89% for last fiscal year; while the Company's net sales of such high temperature printed circuit materials in North America were 95% of the Company's total net sales of printed circuit materials in North America, compared with 92% for last fiscal year; and the Company's net sales of such materials in Asia and Europe combined were 93% of the company's total net sales of printed circuit materials in Asia and Europe combined, compared with 87% for last fiscal year.

      The Company's high temperature printed circuit materials include its high performance (non-FR4) materials, which consist of high-speed low-loss materials for digital applications requiring increased, high bandwidth signal integrity, bismalimide triazine("BT") materials, polyimides for applications that demand extremely high thermal performance, cyanate esters, and polytetrafluoroethylene ("PTFE") materials for RF/microwave systems that operate at frequencies up to 77GHz.

      During the fiscal year ended February 27, 2005, the Company's total net sales worldwide of high performance (non-FR4) printed circuit materials were 35% of the Company's total net sales worldwide of printed circuit materials, compared with 27% for last fiscal year; while the Company's net sales of such high performance printed circuit materials in North America were 44% of the Company's total net sales of printed circuit materials in North America, compared with 36% for last fiscal year; and the Company's net sales of such materials in Asia and Europe combined were 27% of the Company's total net sales of printed circuit materials in Asia and Europe combined, compared with 21% for last fiscal year.

     The Company's cost of sales increased in the 2005 fiscal year compared to the prior fiscal year in support of higher production volumes compared to the prior fiscal year, but decreased as a percentage of sales as a result of personnel reductions and cost savings resulting from the Company's realignment of its North American volume printed circuit materials operations, and other cost reduction measures implemented by the Company, including workforce reductions and the reduction of overtime.

      Selling, general and administrative expenses decreased during the 2005 fiscal year compared with the 2004 fiscal year, as these expenses, measured as a percentage of sales, were 12.8% during the 2005 fiscal year compared with 14.4% during the 2004 fiscal year. The decrease in selling, general and administrative expenses in the 2005 fiscal year resulted from the higher volume of sales, lower shipping costs incurred by the Company to meet its customers' customized manufacturing and quick-turn-around requirements and cost reductions resulting from the realignment of the Company's volume printed circuit materials operations.

      In the 2005 fiscal year third quarter, the Company recorded a pre-tax gain of $4.7 million resulting from the settlement of an insurance claim for property and business interruption losses sustained by the Company in Singapore as a result of an explosion in November 2002 in one of the four treaters located at its Nelco manufacturing facility in Singapore. In the same quarter, the Company also recorded pre-tax charges of $0.6 million for severance payments resulting from workforce reductions at the Company's North American and European FR-4 business operations.

      The Company recorded a pre-tax gain of $0.4 million in the 2004 fiscal year third quarter resulting from the sale of real estate in Skelmersdale, England previously used by its Nelco UK subsidiary, which had ceased operations after its closure in the 2003 fiscal year third quarter, and a pre-tax gain of $33.1 million during the 2004 fiscal year second quarter related to the payment by Delco of the judgment against Delco in favor of the Company's subsidiary, NTI, in its lawsuit against Delco. The Company also recorded pre-tax charges totaling $8.5 million in the 2004 fiscal year first and second quarters in connection with the realignment of its North American FR-4 business operations and related workforce reductions. The net pre-tax gain for all these items for the 2004 fiscal year was $25.0 million, and the net after-tax gain for the fiscal year was $22.9 million.

        Interest and other income, net, principally investment income, increased 14% to $3.4 million for the 2005 fiscal year from $3.0 million for the 2004 fiscal year. The increase in investment income was attributable to an increase in cash available for investment and higher prevailing interest rates during the 2005 fiscal year. The Company's investments were primarily short-term taxable instruments. The Company incurred no interest expense during the 2005, 2004 or 2003 fiscal years. See "Liquidity and Capital Resources" elsewhere in this Item 7.

      The Company's effective income tax rate was 9.2% for the 2005 fiscal year compared to 8.7% for the 2004 fiscal year. The Company's effective income tax rate for continuing operations, excluding the pre-tax gains and the pre-tax charges described above, for the 2005 fiscal year was 8.0% compared to 8.6% for the 2004 fiscal year.

      For the reasons set forth above, the Company's net earnings from continuing operations for the 2005 fiscal year, including the pre-tax gain described above resulting from the insurance settlement and the pre-tax charges described above for severance payments resulting from workforce reductions, were $21.6 million compared with net earnings from continuing operations for the 2004 fiscal year of $29.9 million, including the pre-tax gains described above resulting from the sale of real estate in England and the payment by Delco of the judgment in favor of NTI and the pre-tax charges described above related to the realignment of the Company's North American FR-4 business operations and related workforce reductions. The net impacts of the gains and the charges described above were to increase the net earnings from continuing operations by $3.5 million for the 2005 fiscal year and by $22.9 million for the 2004 fiscal year.

      The Company reported net earnings of $21.6 million for the 2005 fiscal year, including the gain and charges described above, and a net loss of $3.9 million for the 2004 fiscal year, including the gains and charges described above and the loss from the discontinued Dielektra operations.

      Basic and diluted earnings per share from continuing operations, including the gain and charges described above, were $1.09 and $1.08 per share, respectively, for the 2005 fiscal year compared to basic and diluted earnings per share from continuing operations of $1.51 and $1.50 per share, respectively, including the gains and charges described above, for the 2004 fiscal year. The net impacts of the gains and charges described above were to increase the basic and diluted earnings per share from continuing operations by $0.18 for the 2005 fiscal year and by $1.15 for the 2004 fiscal year.

     The basic and diluted losses per share were $0.20 and $0.19, respectively, for the 2004 fiscal year, including losses from the discontinued Dielektra operations of $1.71 and $1.69 per share, respectively, and the pre-tax gains and charges described above.

Fiscal Year 2004 Compared with Fiscal Year 2003:

     The Company's volume printed circuit materials operations in North America and Europe continued to be weak during the fiscal year ended February 29, 2004 as the North American, European and, to a lesser extent, Asian markets for sophisticated printed circuit materials continued to experience depressed conditions.

      Nevertheless, the Company's continuing operations generated a profit during the 2004 fiscal year as a result of a significant improvement in the Company's gross profit.

      The Company's gross profit in the 2004 fiscal year was substantially higher than the gross profit in the prior fiscal year and improved significantly in the six months ended February 29, 2004 as a result of the Company's reductions of its costs and expenses and higher percentages of sales by the Company of its higher margin, advanced technology printed circuit materials and advanced composite materials. These improvements in gross profits occurred despite slightly lower levels of sales of printed circuit materials in the 2004 fiscal year and only slightly increased sales in the third and fourth quarters, operating inefficiencies resulting from operating certain facilities at levels far below their designed manufacturing capacities and from the Company's realignment of its North American volume printed circuit materials operations, and competitive pressures.

       The Company's financial results of operations were substantially enhanced by the pre-tax gain of $33.1 million that the Company recorded in the 2004 fiscal year second quarter related to the payment by Delco of the judgment against Delco in favor of NTI in its lawsuit against Delco, which more than offset the pre-tax charges of $8.5 million that the Company recorded in the 2004 fiscal year related to the Company's realignment of its North American volume printed circuit materials operations in the first and second quarters.

       In   the   2004  fiscal  year,  the  Company  reclassified
Dielektra's operating losses and charges and accordingly recorded a net loss from discontinued operations of $33.8 million as a result of the Company's discontinuation of its financial support
of   Dielektra  in  February  2004,  the  ensuing  insolvency  of
Dielektra,  and  the  Company's  treatment  of  Dielektra  as   a
discontinued operation. The net loss from discontinued operations was comprised of $5.6 million of operating losses incurred by Dielektra, $6.2 million related to the closure of Dielektra's mass lamination operation and related workforce reductions in the 2004 fiscal year first quarter and $22.0 million for the write-off of assets of Dielektra and other costs. In the 2003 fiscal
year,   the   Company  recorded  a  net  loss  from  discontinued
operations  of  $6.9  million,  comprised  of  $5.7  million   of
operating losses incurred by Dielektra and $1.2 million for after-tax fixed asset impairment charges.

      Operating  results  of  the  Company's  advanced  composite materials  business also improved significantly during  the  2004 fiscal year primarily as a result of increased sales and higher percentages of sales of higher margin products.

     Results of Operations

        Net sales from continuing operations for the fiscal year ended February 29, 2004 declined less than 1% to $194.2 million from $195.6 million for the fiscal year ended March 2, 2003. The decrease in net sales from continuing operations was principally the result of lower unit volumes of materials shipped by the Company's volume printed circuit materials operations in North America and Europe, almost entirely offset by higher unit volumes of materials shipped by the Company's operations in Asia.

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

      The overall gross profit as a percentage of net sales for the Company's worldwide continuing operations improved to 16.8% during the 2004 fiscal year compared with 13.6% during the 2003 fiscal year. The improvement in the gross profit margin was attributable to higher percentages of sales of higher margin, advanced technology printed circuit materials and advanced composite materials, as high temperature printed circuit materials accounted for 89% of total net printed circuit material worldwide sales from continuing operations for the 2004 fiscal year compared with 84% for the prior fiscal year, and reductions in the Company's costs from the 2003 fiscal year, which were only partially offset by lower sales volumes and inefficiencies caused by operating certain facilities at levels below their designed manufacturing capacities.

     The Company's cost of sales decreased in the 2004 fiscal year compared to the prior fiscal year due to personnel reductions and cost savings resulting from the Company's realignment of its North American volume printed circuit materials operations, other cost reduction measures implemented by the Company, including workforce reductions and the reduction of overtime, and lower production volumes during the first and second quarters of the 2004 fiscal year. In addition, the Company continued to implement an annual salary freeze for significant numbers of salaried employees, especially senior management employees, and paid no performance bonuses or significantly reduced bonuses and other incentives.

      Selling, general and administrative expenses increased during the 2004 fiscal year compared with the 2003 fiscal year, and these expenses, measured as a percentage of sales, were 14.4% during the 2004 fiscal year compared with 13.9% during the 2003 fiscal year. The increase in selling, general and administrative expenses in the 2004 fiscal year was a result of increased shipping costs incurred by the Company to meet its customers' customized manufacturing and quick-turn-around requirements.

      The Company recorded a pre-tax gain of $0.4 million in the 2004 fiscal year third quarter resulting from the sale of real estate in Skelmersdale, England previously used by its Nelco UK subsidiary, which ceased operations after its closure in the 2003 fiscal year third quarter, and a pre-tax gain of $33.1 million during the 2004 fiscal year second quarter related to the payment by Delco of the judgment against Delco in favor of NTI in its lawsuit against Delco. The Company also recorded pre-tax charges totaling $8.5 million in the 2004 fiscal year first and second quarters in connection with the realignment of its North American volume printed circuit materials operations and related workforce reductions. The net pre-tax gain for all these items for the 2004 fiscal year was $25.0 million, and the net after-tax gain for the fiscal year was $22.9 million.

     In the 2003 fiscal year fourth quarter, the Company recorded pre-tax, fixed asset impairment charges of $49.0 million related to the write-downs of fixed assets at continuing operations in North America. The after-tax impact of these fixed asset impairments was $44.6 million. In addition, the Company recorded pre-tax charges totaling $4.8 million in the 2003 fiscal year third quarter related to the closure of its Nelco U.K. manufacturing facility and severance costs at a North American business unit and a pre-tax gain of $3.2 million in the 2003 fiscal year second quarter in connection with the sale of DPI on June 27, 2002 for $5.0 million in cash. The net pre-tax charge for all these items for the 2003 fiscal year was $50.7 million, and  the  net  after-tax  charge for the fiscal  year  was  $47.5 million.

        Interest and other income, net, principally investment income, declined 9% to $3.0 million for the 2004 fiscal year from $3.3 million for the 2003 fiscal year. The decrease in investment income was attributable to lower prevailing interest rates during the 2004 fiscal year. The Company's investments were primarily short-term taxable instruments. The Company incurred no interest expense during the 2004 or 2003 fiscal years. See "Liquidity and Capital Resources" elsewhere in this Item 7.

      The Company's effective income tax rate for continuing operations was 8.7% for the 2004 fiscal year compared to an income tax benefit of 8.4% for the 2003 fiscal year. The Company's effective income tax rate for continuing operations, excluding the pre-tax gains and the pre-tax charges described above, for the 2004 fiscal year was 8.6% compared with an income tax benefit of 30% for the 2003 fiscal year.

      For the reasons set forth above, the Company's net earnings from continuing operations for the 2004 fiscal year were $29.9 million, including the pre-tax gains described above resulting from the sale of real estate in England and the payment by Delco of the judgment in favor of NTI and the pre-tax charges described above related to the realignment of the Company's North American volume printed circuit materials operations and related workforce reductions. This compares with a net loss from continuing operations of $43.9 million for the 2003 fiscal year, including the after-tax charges of $47.5 million described above related to the write-downs of fixed assets at continuing operations in North America, the closure of the Nelco U.K. manufacturing facility and severance costs at a North American business unit and the gain described above related to the sale of DPI. The net impact of the gains and charges described above was to increase the earnings from continuing operations for the 2004 fiscal year by $22.9 million. The net loss from continuing operations for the 2003 fiscal year included a net, after-tax charge of $47.5 million for the pre-tax gain and the pre-tax charges described above.

     The Company reported a net loss of $3.9 million for the 2004 fiscal year, including the gains and charges described above and a loss from discontinued operations of $33.8 million, and a net loss of $50.8 million for the 2003 fiscal year, including the gain and charges described above and a loss from discontinued operations of $6.9 million.

      Basic and diluted earnings per share from continuing operations, including the gains and charges described above, were $1.51 and $1.50 per share, respectively, for the 2004 fiscal year compared to basic and diluted losses per share of $2.23, including the gain and charges described above, for the 2003 fiscal year. The net impacts of the gains and charges described above were to increase the basic and diluted earnings per share from continuing operations for the 2004 fiscal year by $1.15. For the 2003 fiscal year, the basic and diluted losses per share each included a per share loss of $2.41 due to the net impact of the charges and gain described above.

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

Liquidity and Capital Resources:

      At February 27, 2005, the Company's cash and temporary investments were $189.6 million compared with $189.2 million at February 29, 2004, the end of the Company's 2004 fiscal year. The Company's working capital (which includes cash and temporary investments) was $201.5 million at February 27, 2005 compared with $197.5 million at February 29, 2004. The increase in working capital at February 27, 2005 compared with February 29, 2004 was due principally to higher inventories and lower accrued liabilities, offset in part by higher income taxes payable. The increase in inventories at February 27, 2005 compared with February 29, 2004 was attributable mainly to an increase in raw material stocks required by higher production and sales volumes, especially FiberCote's sales of advanced composite materials for aerospace applications, during the 2005 fiscal year. The lower accrued liabilities were the result principally of the elimination of the reserve for self-insured medical costs resulting from the substitution of a fully-insured medical program for the self-insured program and the reduction in the restructuring accrual due to payments made during the 2005 fiscal year. The increase in income taxes payable was attributable mainly to the receipt of a $3.8 million income tax refund during the first quarter of the 2005 fiscal year. The Company's current ratio (the ratio of current assets to current liabilities) was
5.8  to 1 at February 27, 2005 compared with 5.6 to 1 at February
29, 2004.

     During the 2005 fiscal year, net earnings from the Company's operations, before depreciation and amortization, of $31.8 million and a net increase in working capital items, resulted in $27.7 million of cash provided by operating activities. This increase in cash provided by operating activities was partially offset by $25.1 million of dividends paid during the year, including a special cash dividend of $19.9 million paid during the 2005 fiscal year fourth quarter. Cash dividends paid were $4.7 million during each of the prior two fiscal years. Net earnings excluding $12.0 million of depreciation and amortization and $21.3 million of non-cash impairment charges related to discontinued operations, but including a $33.1 million pre-tax gain on the lawsuit with Delco, were $29.5 million in the 2004 fiscal year and resulted in $32.3 million of cash provided by operating activities. For the 2003 fiscal year, net earnings excluding $18.0 million of depreciation and amortization and
$52.4 million of non-cash fixed asset impairment and restructuring charges were $19.6 million and resulted in $16.2 million of cash provided by operating activities.

     Net expenditures for property, plant and equipment were $3.3 million, $2.4 million and $6.4 million in the 2005, 2004 and 2003 fiscal years, respectively. During the 2003 fiscal year, the Company sold its Dielectric Polymers, Inc. subsidiary for $5 million.

      The Company resolved with Royal Sun & Alliance Insurance (Singapore) Limited the Company's property damage and business interruption insurance claim resulting from the explosion in a treater at the Company's subsidiary in Singapore on November 27, 2002, and the Company received $5.8 million in cash and recorded a $4.7 million pre-tax gain in the 2005 fiscal year third quarter as a result of such resolution. The Company has initiated a lawsuit against CNA Insurance Co. to resolve the Company's claim for business interruption damages in the United States resulting from the explosion.

      At February 27, 2005 and February 29, 2004, the Company had no long-term debt.

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

     The Company's contractual obligations and other commercial commitments to make future payments under contracts, such as lease agreements, consist only of the operating lease commitments described in Note 15 of the Notes to Consolidated Financial Statements included elsewhere in this Report. The Company has no long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments or contingent commitments, other than two standby letters of credit in the total amount of $2.5 million to secure the Company's obligations under its workers' compensation insurance program and certain limited energy purchase contracts intended to protect the Company from increased utilities costs.

     As   of   February  27,  2005,  the  Company's   significant
contractual obligations, including payments due by fiscal year, were as follows:

Contractual Obligations
(Amounts in thousands)    Total    2006    2007-   2009-  2011 and
                                           2008    2010  thereafter
Operating lease
 obligations            $11,864   $1,873  $2,786  $2,478   $4,717
Purchase obligations        276      276       -       -        -
                        -------   ------  ------  ------   -------
Total                   $12,140   $2,149  $2,796  $2,478    $4,717

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

     In the 2005, 2004 and 2003 fiscal years, the Company charged approximately $0.0 million, $0.0 million and $0.1 million, respectively, against pre-tax income for remedial response and voluntary cleanup costs (including legal fees). While annual expenditures have generally been constant from year to year, and may increase over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At February 27, 2005, the recorded liability in liabilities from discontinued operations for environmental matters related to Dielektra was $2.1 million and the recorded liability in accrued liabilities for environmental matters was $2.4 million compared with the same recorded liabilities for environmental matters at February 29, 2004.

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

     Revenue Recognition

     Sales revenue is recognized at the time title to product is transferred to a customer. All material sales transactions are for the shipment of manufactured prepreg and laminate products and advanced composite materials. The Company ships its products to customers based upon firm orders, with fixed selling prices, when collection is reasonably assured.

     Sales Allowances

      The Company provides for the estimated costs of sales allowances at the time such costs can be reasonably estimated. The Company's products are made to customer specifications and tested for adherence to such specifications before shipment to customers. There are no future performance requirements other than the products' meeting the agreed specifications. The
Company's bases for providing sales allowances for returns are known situations in which products may have failed due to manufacturing defects in the products supplied by the Company. The Company is focused on manufacturing the highest quality printed circuit materials and advanced composite materials possible and employs stringent manufacturing process controls and works with raw material suppliers who have dedicated themselves to complying with the Company's specifications and technical requirements. The amounts of returns and allowances resulting from defective or damaged products have been approximately 1.0% of sales for each of the Company's last three fiscal years.

     Allowance for Bad Debt

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

     Restructuring

     The Company recorded significant charges in connection with the realignment of its North American FR-4 business operations during the fiscal years ended February 29, 2004 and March 2, 2003 and, to a lesser extent, during the fiscal year ended February 27, 2005. In addition, during the 2003 fiscal year, the Company recorded charges in connection with the closure of the Company's manufacturing facility in England. Prior to the Company's treating Dielektra GmbH as a discontinued operation, the Company recorded significant charges in connection with the closure of the mass lamination operation of Dielektra and the realignment of Dielektra during the fiscal years ended February 29, 2004, March 2, 2003 and March 3, 2002.

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

     The Company's obligations for workers' compensation claims are effectively self-insured. The Company uses an insurance company administrator to process all such claims and benefits. The Company accrues its workers' compensation liability based upon the claim reserves established by the third-party administrator and historical experience.

     The Company and certain of its subsidiaries have a non-contributory profit sharing retirement plan covering their regular full-time employees. In addition, the Company's subsidiaries have various bonus and incentive compensation
programs,   some   of  which  are  determined   at   management's
discretion.

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

        . The Company's customer base is concentrated, in part, because the Company's business strategy has been to develop long-term relationships with a select group of customers. During the Company's fiscal year ended February 27, 2005, the Company's ten largest customers accounted for approximately 69% of net sales. The Company expects that sales to a relatively small number of customers will continue to account for a significant portion of its net sales for the foreseeable future. A loss of one or more of such key customers could affect the Company's profitability. See "Business-Printed Circuit Materials Operations-Customers and End Markets" and "Business-Advanced Composite Materials-Customers and End Markets" in Item 1 of Part I of this Report, "Legal Proceedings" in Item 3 of Part I of this Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this Report for discussions of the loss of a key customer early in the 1999 fiscal year.

        . The Company's business is dependent on certain aspects of the electronics and defense industries, which are cyclical industries and which have experienced recurring downturns. The downturns, such as occurred in the electronics industry during the first quarter of the Company's fiscal year ended March 2, 1997 and in the first quarter of the Company's fiscal year ended March 3, 2002, and which continues to a lesser extent at the present time, can be unexpected and have often reduced demand for, and prices of, printed circuit materials and advanced composite materials.

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

        . Rapid technological advances in semiconductors and electronic equipment have placed rigorous demands on the printed circuit materials manufactured by the Company and used in printed circuit board production. The Company's operating results will be affected by the
        Company's ability to maintain and increase its technological and manufacturing capability and expertise in this rapidly changing industry.

        . The printed circuit materials and advanced composite materials industries are intensely competitive and the Company competes worldwide in the markets for such materials. The Company's principal competitors are substantially larger and have greater financial resources than the Company, and the Company's operating results will be affected by its ability to maintain its competitive positions in these industries.

        . There are a limited number of qualified suppliers of the principal materials used by the Company in its manufacture of printed circuit materials and advanced composite materials products. Substitutes for these materials are not readily available, and in the past there have been shortages in the market for certain of these materials.

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

        . The Company, from time to time, is engaged in the expansion of certain of its manufacturing facilities. The anticipated costs of such expansions cannot be determined with precision and may vary materially from those budgeted. In addition, such expansions will increase the Company's fixed costs. The Company's future profitability depends upon its ability to utilize its manufacturing capacity in an effective manner.

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

Item 7A.Quantitative  and  Qualitative Disclosures  About  Market
        Risk.

                The Company is exposed to market risks for changes in foreign currency exchange rates and interest rates. The Company's
primary  foreign  currency  exchange  exposure  relates  to   the
translation of the financial statements of foreign subsidiaries using currencies other than the U.S. dollar as their functional currency. The Company does not believe that a 10% fluctuation in foreign exchange rates would have had a material impact on its consolidated results of operations or financial position. The exposure to market risks for changes in interest rates relates to the Company's short-term investment portfolio. This investment portfolio is managed in accordance with guidelines issued by the Company. These guidelines are designed to establish a high quality fixed income portfolio of government and highly rated corporate debt securities with a maximum weighted maturity of less than one year. The Company does not use derivative financial instruments in its investment portfolio. Based on the average anticipated maturity of the investment portfolio at the end of the 2005 fiscal year, a 10% increase in short-term interest rates would not have had a material impact on the consolidated results of operations or financial position of the Company.

Item 8. Financial Statements and Supplementary Data.

         The Company's Financial Statements begin on the next page.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

Stockholders and Board of Directors of
  Park Electrochemical Corp.

We have audited the accompanying consolidated balance sheet of Park Electrochemical Corp. and subsidiaries as of February 27, 2005, and the related consolidated statements of operations, cash flows, and stockholders' equity for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park Electrochemical Corp. and subsidiaries as of February 27, 2005 and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for the period from March 1, 2004 to February 27, 2005. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Park Electrochemical Corp. and subsidiaries' internal control over financial reporting as of February 27, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria") and our report dated April 19, 2005 expressed an unqualified opinion thereon.


                                           GRANT THORNTON LLP

New York, New York
April 19, 2005 (except with respect to the matters described in Note 22 as to which the date is May 12, 2005)

To the Board of Directors and Stockholders of Park Electrochemical Corp.
Melville, New York

We have audited the accompanying consolidated balance sheet of Park Electrochemical Corp. and subsidiaries as of February 29, 2004 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended February 29, 2004. Our audits also included the 2004 and 2003 activity in the financial statement schedule listed in the Index at Item 15(a) (2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park Electrochemical Corp. and subsidiaries as of February 29, 2004 and the consolidated results of their operations and their cash flows for each of the two years in the period ended February 29, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the 2004 and 2003 activity in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.


                                     Ernst & Young LLP

New York, New York
April 21, 2004



PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)


                                      February 27,    February 29,
                                        2005        2004
ASSETS
Current assets:
 Cash and cash equivalents              $ 86,071        $111,989
 Marketable securities (Note 2)          103,507          77,197
 Accounts receivable, less allowance
 for doubtful accounts of $1,984 and
 $1,845, respectively                     35,722          36,149
 Inventories (Note 3)                     15,418          11,707
 Prepaid expenses and other
  current assets                           2,944           3,040
   Total current assets                  243,662         240,082

Property, plant and equipment, net
 of accumulated depreciation and
 amortization (Note 4)                    63,251          70,569

Other assets                                 398             419
   Total assets                         $307,311        $311,070

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                       $ 15,121        $ 14,913
 Accrued liabilities (Note 5)             20,566          24,468
 Income taxes payable                      6,474           3,248
   Total current liabilities              42,161          42,629

Deferred income taxes (Note 6)             5,042           5,107

Liabilities from discontinued
operations (Note 9)                       17,251          19,438
   Total liabilities                      64,454          67,174

Commitments and contingencies (Note 15)

Stockholders' equity (Note 7):
 Preferred stock, $1 par value per
  share-authorized, 500,000 shares;
  issued, none                                 -               -
 Common stock, $.10 par value per
  share-authorized, 60,000,000
  shares; issued, 20,369,986 shares        2,037           2,037
shares
 Additional paid-in capital              134,206         133,335
 Retained earnings                       105,450         108,915
 Accumulated other comprehensive income    4,605           3,734
                                         -------         -------
                                         246,298         248,021
 Less treasury stock, at cost, 449,213
  and 582,061 shares, respectively        (3,441)         (4,125)
   Total stockholders' equity            242,857          243,896
   Total liabilities and stockholders'
    equity                              $307,311         $311,070
                                        ========         ========

See notes to consolidated financial statements.



PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
                                          Fiscal Year Ended
                                 February 27,   February 29,   March 2,
                                    2005           2004         2003

Net sales                          $211,187       $194,236    $195,578
Cost of sales                       167,937        161,536     168,921
Gross profit                         43,250         32,700      26,657
Selling, general and
administrative expenses              26,960         27,962      27,157
Gain on Delco lawsuit (Note 19)           -        (33,088)          -
Asset impairment charge (Note 13)         -              -      49,035
Restructuring and severance
charges (Note 10)                       625          8,469       4,794
Gain on sale of DPI (Note 12)             -              -      (3,170)
Gain on sale of United
Kingdom real estate                       -           (429)          -
Gain on insurance settlement
 (Note 11)                           (4,745)             -           -
Earnings (loss) from
continuing operations                20,410         29,786     (51,159)
Interest and other income, net        3,386          2,958       3,260
Earnings (loss) from continuing
 operations before income taxes      23,796         32,744     (47,899)
Income tax provision (benefit)
 from continuing operations           2,191          2,835      (4,035)
Earnings (loss) from continuing
 operations                          21,605         29,909     (43,864)
Loss from discontinued ooperations,
 net of taxes (Note9)                     -        (33,761)     (6,895)
Net earnings (loss)                $ 21,605        $(3,852)   $(50,759)                                                            )

Basic earnings (loss) per share:
Earnings (loss) from continuing
 operations                          $ 1.09         $ 1.51      $(2.23)
Loss from discontinued operations,
 net of tax                               -          (1.71)      (0.35)

Basic earnings (loss) per share      $ 1.09         $(0.20)     $(2.58)
Basic weighted average shares        19,879         19,754      19,674
Diluted earnings (loss) per share:
Earnings (loss) from continuing
 operations                          $ 1.08         $ 1.50      $(2.23)
Loss from discontinued operations,
 net of tax                               -          (1.69)      (0.35)

Diluted earnings (loss) per share    $ 1.08         $(0.19)     $(2.58)
Diluted weighted average shares      20,075         19,991      19,674*

*For the fiscal year 2003 the effect of employee stock options was not considered because it was antidilutive.

See notes to consolidated financial statements.
</table

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share and per share amounts)
(Part 1 of 2)

                                                   Additional
                                  Common Stock       Paid-in    Retained
                                 Shares   Amount     Capital    Earnings
Balance, March 3, 2002        20,369,986  $2,037    $131,138    $172,953
 Net loss                                                        (50,759)
 Exchange rate changes
 Change in pension
liability adjustment
 Unrealized gain on
marketable securities
 Stock option activity                                 2,034
 Cash dividends ($.24 per share)                                 (4,688)
 Comprehensive loss
                              ----------   -----     -------    --------
Balance, March 2, 2003        20,369,986   2,037     133,172    117,506
 Net loss                                                        (3,852)
 Exchange rate changes
 Change in pension
  liability adjustment
 Unrealized loss on marketable
  securities
 Stock option activity                                   163
 Cash dividends ($.24 per share)                                  (4,739)
 Comprehensive income
                               ----------   -----     -------    --------
Balance, February 29, 2004     20,369,986   2,037     133,335     108,915
 Net earnings                                                      21,605
 Exchange rate changes
 Unrealized loss on marketable
  securities
 Stock option activity                                    871
 Cash dividends ($1.26 per share)                                 (25,070)
 Comprehensive income
                              ----------   ------     -------    --------
Balance, February 27, 2005    20,369,986   $2,037    $134,206    $105,450

See notes to consolidated financial statements.




PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share and per share amounts)
(Part 2 of 2)
                              Accumulated
                                 Other                         Comprehensive
                              Comprehensive    Treasury Stock     Income
                              Income (Loss)   Shares    Amount    (Loss)
Balance, March 3, 2002           $(7,890)     877,163   $(5,692)
 Net loss                                                          $(50,759)
 Exchange rate changes             5,174                              5,174
 Change in pension liability
  adjustment                         103                                103
 Unrealized gain on marketable
  securities                         181                                181
 Stock option activity                       (191,094)    1,110
 Cash dividends ($.24 per share)                                    --------
 Comprehensive loss                                                $(45,301)
                                                                   =========
 Balance, March 2, 2003           (2,432)     686,069     (4,582)
 Net loss                                                           $(3,852)
 Exchange rate changes             5,557                              5,557
 Change in pension liability
  adjustment                         742                                742
 Unrealized loss on marketable
  securities                        (133)                              (133)
 Stock option activity                       (104,008)       457
 Cash dividends ($.24 per share)                                    --------
 Comprehensive income                                              $  2,314
                                                                   =========
Balance, February 29, 2004         3,734      582,061     (4,125)
 Net earnings                                                       $21,605
 Exchange rate changes             1,529                              1,529
 Unrealized loss on marketable
  securities                        (658)                              (658)
 Stock option activity                       (132,848)       684
 Cash dividends ($1.26 per share)                                   --------
 Comprehensive income                                              $ 22,476
                                                                   =========
Balance, February 27, 2005       $ 4,605      449,213    $ (3,441)
                                 =======     ========    =========


PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
<caption>                                   Fiscal Year Ended
                                     February 27,    February 29,   March 2,
                                         2005           2004          2003
Cash flows from operating activities:
 Net earnings (loss)                    $21,605        $(3,852)    $(50,759)
 Adjustments to reconcile net loss
 to net cash provided by operating
 activities:
  Depreciation and amortization          10,202         11,978       17,973
  Loss (gain) on sale of fixed assets        35           (511)           -
  Gain from insurance settlement         (4,745)
  Proceeds from insurance settlement      5,816
  Charge for impairment of fixed assets       -              -       50,255
  Non-cash restructuring charges              -              -        2,150
  Non-cash impairment charges related
   to discontinued operations                 -         21,348            -
  Gain on sale of DPI                         -              -       (3,170)
  Provision for doubtful accounts
   receivable                                66            109          184
  Provision for deferred income taxes       (55)           515       (1,541)
  Other, net                                  -              -          (25)
Changes in operating assets and liabilities:
  Accounts receivable                       596         (6,082)       3,478
  Inventories                            (3,553)            86          535
  Prepaid expenses and other current assets 437          1,287         (719)
   Other assets and liabilities          (2,164)           (57)          17
   Accounts payable                          91          2,851          430
   Accrued liabilities                   (4,051)         4,441       (6,835)
   Income taxes payable                   3,423            217        4,216

    Net cash provided by operating
     activities                          27,703         32,330       16,189

Cash flows from investing activities:
 Purchases of property, plant and
  equipment                              (3,328)        (4,509)     (6,468)
 Proceeds from sale of DPI                    -              -       5,000
 Proceeds from sales of property,
  plant and equipment                        20          2,094          25
 Purchases of marketable securities     (66,833)       (89,530)    (85,211)
 Proceeds from sales and maturities
  of marketable securities               39,533         83,333      66,104

  Net cash used in investing activities (30,608)       (8,612)    (20,550)

Cash flows from financing activities:
 Dividends paid                         (25,070)       (4,739)     (4,688)
 Proceeds from exercise of stock options  1,555           620         368

  Net cash used in financing activities (23,515)       (4,119)     (4,320)

(Decrease) increase in cash and cash
 equivalents before effect of
exchange rate changes                   (26,420)       19,599      (8,681)
Effect of exchange rate changes on
cash and cash equivalents                   502           371       1,208

(Decrease) increase in cash and cash
equivalents                             (25,918)       19,970      (7,473)

Cash and cash equivalents, beginning
 of year                                111,989        92,019      99,492

Cash and cash equivalents, end of year $ 86,071      $111,989     $92,019

<fn>See notes to consolidated financial statements.


PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended February 27, 2005
(In thousands, except share, per share and option amounts)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Park   Electrochemical   Corp.   ("Park"),   through   its
subsidiaries (collectively, the "Company"), is a global  advanced materials company which develops and manufactures high-technology digital  and RF/microwave printed circuit materials and  advanced composite  materials  for the electronics,  military,  aerospace, wireless  communication,  specialty and industrial  markets.  The
Company's multilayer printed circuit board materials include copper-clad laminates and prepregs. Multilayer printed circuit boards  and  interconnection systems are used  in  virtually  all advanced  electronic  equipment to direct, sequence  and  control electronic  signals  between semiconductor  devices  and  passive components.
     a.   Principles   of   Consolidation  -   The   consolidated
          financial statements include the accounts of  Park  and
          its subsidiaries. All significant intercompany balances
          and transactions have been eliminated.
     b.   Reclassifications   -  The  accompanying   consolidated
          financial statements for the prior fiscal years contain
          certain   reclassifications   to   conform   with   the
          presentation used in the fiscal year ended February 27,
          2005.  The  reclassification  of  prior  year  balances
          included  $18,000 of auction rate securities previously
          classified    as   cash   equivalents   to   marketable
          securities.  The Company has classified any  investment
          in  auction  rate securities for which  the  underlying
          security had a maturity greater than three months as marketable securities on the balance sheet and has included  the purchases, sales and maturities  of  such
          investments   as   marketable   securities    in    the
          accompanying consolidated statement of cash flows.
     c.   Use   of  Estimates  -  The  preparation  of  financial
          statements   in  conformity  with  generally   accepted
          accounting  principles  requires  management  to   make
          estimates  and  assumptions  that  affect  the  amounts
          reported  in  the financial statements and accompanying
          notes. Actual results may differ from those estimates.
     d.   Accounting Period - The Company's fiscal year is the 52
          or 53 week period ending the Sunday nearest to the last
          day  of February. The 2005, 2004 and 2003 fiscal  years
          ended  on  February 27, 2005, February  29,  2004,  and
          March 2, 2003 respectively. Fiscal years 2005, 2004 and
          2003 each consisted of 52 weeks.
     e. Marketable Securities - All marketable securities are classified as available-for-sale and are carried at fair  value, with the unrealized gains and losses,  net
          of   tax,  included  in  comprehensive  income  (loss).
          Realized gains and losses, amortization of premiums and
          discounts,   and  interest  and  dividend  income   are
          included  in other income. The cost of securities  sold
          is  based  on  the specific identification method.  The
          Company has classified any investment in auction rate securities for which the underlying security had a
          maturity   greater  than  three  months  as  marketable
          securities.
     f. Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company writes
          down   its  inventory  for  estimated obsolescence  or
          unmarketability based upon the age of the inventory and assumptions about future demand for the Company's products and market conditions.
     g.   Revenue Recognition - Sales revenue is recognized at the
          time title is transferred to a customer. All material sales transactions are for the shipment of manufactured prepreg and laminate products and advanced composite materials. The Company ships its products to customers based upon firm orders, with fixed selling prices, when collection is reasonably assured.
     h.   Sales Allowances and Product Warranties - The Company
          provides for the estimated costs of sales allowances at the time such costs can be reasonably estimated. The Company's products are made to customer specifications and tested for adherence to such specifications before shipment to customers. There are no future performance requirements other than the products' meeting the agreed specifications. The Company's bases for providing sales allowances for returns are known situations in which products may have failed due to manufacturing defects in the products supplied by the Company. The Company is focused on manufacturing the highest quality printed circuit and advance composite materials possible and employs stringent manufacturing process controls and works with raw material suppliers who have dedicated themselves to complying with the Company's specifications and technical requirements. The amounts of returns and allowances resulting from defective or damaged products have been approximately 1.0% of sales for each of the Company's last three fiscal years.
     i.   Allowance for Bad Debts - The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to  make  payments,  additional allowances may be required.
     j. Valuation of Long-lived Assets - The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Important factors that could trigger an impairment review include, but are not limited to, significant negative industry or economic trends and significant changes in the use of the Company's assets or strategy of the overall business.
     k.   Shipping Costs - The amounts paid to third-party shippers
          for transporting products to customers are classified as selling expenses. The shipping costs included in selling, general and administrative expenses were approximately $4,659, $5,296 and $4,200 for fiscal years 2005, 2004 and 2003, respectively.
     l.   Depreciation and Amortization - Depreciation and
          amortization are computed principally by the straight-line method over the estimated useful lives. Machinery and equipment are generally depreciated over 10 years. Building and leasehold improvements are depreciated over 30 years or the term of the lease, if shorter.
     m.   Income Taxes - Deferred income taxes are provided for
          temporary differences in the reporting of certain items, primarily depreciation, for income tax purposes as compared with financial accounting purposes.
          United  States ("U.S.") Federal income taxes  have  not
          been    provided   on   the   undistributed    earnings
          (approximately $135,400 at February 27,  2005)  of  the
          Company's   foreign   subsidiaries,   because   it   is
          management's  practice  and  intent  to  reinvest  such
          earnings in the operations of such subsidiaries.
     n.   Foreign  Currency Translation - Assets and  liabilities
          of foreign subsidiaries using currencies other than the
          U.S. dollar as their functional currency are translated
          into  U.S.  dollars at fiscal year-end exchange  rates,
          and  income and expense items are translated at average
          exchange  rates  for  the  period.  Gains  and   losses
          resulting from translation are recorded as currency translation adjustments in comprehensive income.
          The  Company  enters  into  foreign  currency  exchange
          contracts to manage its exposure to currency rate fluctuations on certain sales, purchases and inter-
          company transactions. These types of exchange contracts
          generally qualify for accounting as designated  hedges.
          The  realized  and  unrealized  gains  and  losses   on
          qualified  contracts  are  deferred  and  included   as
          components  of the related transactions. Any  contracts
          that  do  not qualify as hedges for accounting purposes
          are  marked  to  market with the  resulting  gains  and
          losses recognized in other income or expense.
     o.   Cash  and Cash Equivalents - The Company considers  all
          money   market   securities   and   investments    with
          contractual  maturities at the date of purchase  of  90
          days or less to be cash equivalents.

     Supplemental cash flow information:
                                            Fiscal Year
                                         2005     2004      2003
      Cash paid during the year for:
       Income taxes (refunded) paid   (1,124)    2,248   (6,278)

     p. Stock-based Compensation - The Company implemented the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", in the fourth quarter of fiscal year 2003. This statement amended the disclosure provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation", to require prominent disclosure of the effect on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation and amended APB Opinion No. 28, "Interim Financial Reporting", to require disclosure of those effects in interim financial information.

          As of February 27, 2005, the Company had two fixed stock incentive plans which are more fully described in
          Note  7.  All  options under the  stock  plans  had  an
          exercise price equal to the market value of the underlying common stock on the date of grant. The Company continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations for the plans. If compensation costs of the grants had been determined based upon the fair market value at the grant dates consistent with the FASB No. 123
          "Accounting for Stock-Based Compensation", the Company's net income (loss) and earnings (loss) per share would have approximated the amounts shown below.

          The weighted fair value for options was estimated at the dates of grants using the Black-Scholes option-pricing model to be $8.41 for fiscal year 2005, $8.69 for fiscal year 2004 and $12.81 for fiscal year 2003, with the following weighted average assumptions: risk free interest rate of 4.0% for fiscal years 2005, 2004 and 2003; expected volatility factors of 38%-46%, 49%- 54% and 58% for fiscal years 2005, 2004 and 2003, respectively; expected dividend yield of 1.6% for fiscal year 2005 and 1.0% for fiscal years 2004 and 2003; and estimated option lives of 4.0 years for fiscal years 2005, 2004 and 2003.

                                     2005       2004       2003
  Net earnings (loss)              $21,605    $(3,852)   $(50,759)
  Deduct: Total stock-based
  employee compensation
  determined under fair value
  based method for all awards,
  net of tax effects                (1,803)    (1,846)     (1,928)

  Pro forma net earnings (loss)    $19,802    $(5,698)   $(52,687)
                                   ========   ========   =========
  EPS-basic as reported            $  1.09   $  (0.20)   $  (2.58)
  EPS-basic pro forma              $  1.00   $  (0.29)   $  (2.68)

  EPS-diluted as reported          $  1.08   $  (0.19)   $  (2.58)
  EPS-diluted pro forma            $  0.97   $  (0.29)   $  (2.68)

2.   MARKETABLE SECURITIES

     The following is a summary of available-for-sale securities:
                                Gross       Gross
                              Unrealized  Unrealized  Estimated
                                 Gains      Losses    Fair Value
February 27, 2005:
U.S. Treasury and other
government securities             $ 11      $  932     $ 64,265
U.S. corporate debt securities       -           -       39,151
   Total debt securities            11         932      103,416
Equity securities                   86           -           91
                                  ----      ------      -------
                                  $ 97      $  932     $103,507
                                  ====      ======     ========

February 29, 2004:
U.S. Treasury and other
government securities             $116       $  18     $ 56,091
U.S. corporate debt securities       8           -       21,030
   Total debt securities           124          18       77,121
Equity securities                   71           -           76
                                  ----      ------      -------
                                  $195      $   18      $77,197
                                  ====      ======      =======


     The gross realized gains on the sales of securities were $4, $40 and $6 for fiscal years 2005, 2004 and 2003, respectively, and he gross realized losses were $13, $21, and $17 for fiscal years 2005, 2004 and 2003, respectively.

     The amortized cost and estimated fair value of the debt and marketable securities at February 27, 2005, by contractual maturity, are shown below:

                                    Estimated Faor
                                       Value
     Due in one year or less           $ 37,544
     Due  after  one year  through
      five years                         65,872
                                        103,416
     Equity securities                       91
                                       $103,507

3.   INVENTORIES

                                      February 27,    February 29,
                                          2005           2004
     Raw materials                     $ 6,436         $ 4,088
     Work-in-process                     3,577           2,424
     Finished goods                      5,068           4,835
     Manufacturing supplies                337             360
                                       $15,418         $11,707

4.   PROPERTY, PLANT AND EQUIPMENT

                                       February 27.   February 29,
                                          2005           2004
     Land, buildings and improvements   $ 32,631       $ 31,591
     Machinery, equipment, furniture
      and fixtures                       135,863        135,309
                                         168,494        166,900
     Less accumulated depreciation
      and amortization                   105,243         96,331
                                        $ 63,251       $ 70,569

     Property, plant and equipment are initially valued at cost. Depreciation and amortization expense, for continuing operations, relating to property, plant and equipment was $10,202, $10,604 and $16,535 for fiscal years 2005, 2004 and
     2003, respectively. Pretax charges of $15,349 and $52,248 were recorded in fiscal years 2004 and 2003, respectively, for the write-downs of abandoned or impaired operating equipment, including charges of $15,349 and $1,220 for such years, respectively, related to Dielektra (see Notes 9, 10 and 13 below). The Company has $6,329 of equipment which is idle, but which the Company intends to utilize in the future.

5.   ACCRUED LIABILITIES

                                      February 27,   February 29,
                                         2005           2004
     Payroll and payroll related        $ 3,816        $ 3,650
     Employee benefits                      803          2,194
     Workers compensation accrual         2,744          2,815
     Environmental reserve (Note 15)      2,387          2,389
     Restructuring accruals               5,797          6,756
     Other                                5,019          6,664
                                        $20,566        $24,468

6.   INCOME TAXES

     The income tax (benefit) provision for continuing operations includes the following:

                                          Fiscal Year
                                     2005      2004      2003
      Current:
       Federal                    $ (585)    $  467    $(3,806)
       State and local               170        125        385
       Foreign                     2,672      1,732        927
                                   2,257      2,324     (2,494)
      Deferred:
       Federal                         -          -     (1,087)
       State and local                (6)        (7)      (107)
       Foreign                       (60)       518       (347)
                                     (66)       511     (1,541)
                                  $2,191     $2,835    $(4,035)

     The components of income (loss) from continuing operations before income tax were as follows:

                                           Fiscal Year
                                     2005     2004     2003

      United States                 $ 1,198  $13,758 $(53,185)
      Foreign                        22,598   18,986    5,286
     Earnings (loss) from
      continuing operations
      before income taxes           $23,796  $32,744 $(47,899)

     The Company's effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

                                           Fiscal Year
                                        2005   2004   2003

  Statutory U.S. Federal tax rate      35.0%   35.0%  35.0%
  State and local taxes, net of
   Federal benefit                      0.5     0.3   (0.4)
  Foreign tax rate differentials      (20.2)  (11.9)   1.4
  Valuation allowance                  (8.0)    1.9      -
  Impairment of deferred tax
   assets                                 -       -  (28.1)
  Other, net                            1.9   (16.6)   0.5
                                        9.2%    8.7%   8.4%

     The Company had total net operating loss carry-forwards from continuing operations of approximately $22,100 and $15,700 in fiscal years 2005 and 2004, respectively. Approximately $8,200 of the total net operating loss carry-forwards related to U.S. operations and approximately $13,900 of the total carry-forwards related to foreign operations in fiscal year 2005, and approximately $2,900 of the total net operating loss carry-forwards related to U.S. operations and $12,800 of the total carry-forwards related to foreign operations in fiscal year 2004. In fiscal years 2005 and 2004, the Company had net operating loss carry-forwards from discontinued operations of $0 and $76,400, respectively. Long term deferred tax assets resulting from these net operating loss carry-forwards from continuing operations were valued at $0 at February 27, 2005 and February 29, 2004, respectively. Long term deferred tax assets resulting from discontinued operations were valued at $0 at February 27, 2005 and February 29, 2004, net of valuation reserves of $0 and $32,598, respectively.

     Approximately $690 of the foreign net operating loss carry-forwards expire in fiscal year 2007, approximately $4,000 of U.S. net operating loss carry-forwards expire in fiscal year 2024, approximately $4,100 of U.S. net operating loss carry-forwards expire in fiscal year 2025, and the remainder have no expiration.

     The U.S. net operating loss carry-forwards include $2,000 and $1,000 of cumulative deductions relating to the taxable disposition of incentive stock options during fiscal years 2005 and 2004, respectively. In the event that the Company can utilize its U.S. net operating loss carry-forwards the tax benefit relating to these deductions will be credited to additional paid-in capital.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. At February 27, 2005 and February 29, 2004, the Company did not have any current deferred tax assets. Significant components of the Company's long-term deferred tax liabilities and assets as of February 27, 2005 and February 29, 2004 from continuing operations were as follows:

                                              2005      2004
     Deferred tax liabilities:
     Depreciation                           $ 2,340    $ 2,929
     Other, net                               2,702      2,178
      Total deferred tax liabilities          5,042      5,107

     Deferred tax assets:
     Impairment of fixed assets               5,900      9,210
     Net operating loss carry-forwards        6,745      6,347
     Other, net                               5,567      6,007
     Total deferred tax assets               18,212     21,564
      Valuation allowance for deferred
       tax assets                           (18,212)   (21,564)
      Net deferred tax assets                  -          -

      Net deferred tax liabilities          $ 5,042    $ 5,107

7.   STOCKHOLDERS' EQUITY

     a. Stock Options - Under the 1992 Stock Option Plan approved by the Company's stockholders, directors and key employees may have been granted options to purchase shares of common stock of the Company exercisable at prices not less than the fair market value at the date of grant. Options became exercisable 25% one year from the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire ten years from the date of grant. Options to purchase a total of 2,625,000 shares of common stock were authorized for grant under such Plan. The authority to grant additional options under the Plan expired on March 24, 2002.

          Under the 2002 Stock Option Plan approved by the Company's stockholders, directors and key employees may be granted options to purchase shares of common stock of the Company exercisable at prices not less than the fair market value at the date of grant. Options become exercisable 25% one year from the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of the grant, and expire ten years from the date of grant. Options to purchase a total of 900,000 shares of common stock were authorized for grant under such Plan.

     Information with respect to options follows:
                                    Range                    Weighted
                                     of                       Average
                                  Exercise      Outstanding  Exercise
                                   Prices         Options     Price

 Balance, March 3, 2002       $ 4.67  - $43.63   1,243,707      $ 9.56
 Granted                       14.12  -  29.05     231,800       28.04
 Exercised                      4.67   -  16.54     (43,398)      13.06
 Cancelled                     12.21  -  43.63     (66,747)      28.29

 Balance, March 2, 2003       $ 4.92  - $43.63   1,365,362      $18.92
 Granted                       19.95  -  29.17     194,275       20.42
 Exercised                      4.92   -  24.08    (121,837)       8.18
 Cancelled                     14.12  -  43.63     (41,147)      23.95

 Balance, February 29, 2004   $ 8.75  - $43.63    1,396,653      $19.91
 Granted                       19.89  -  23.41      183,900       22.86
 Exercised                      8.75  -  29.05     (152,327)      13.04
 Cancelled                     12.21  -  43.63     (144,407)      23.89

 Balance, February 27, 2005    12.21  - $43.63    1,283,819      $20.71

 Exercisable February 27,2005 $12.21 -  $43.63      864,013      $19.37




     The   following  table  summarizes  information   concerning
     currently outstanding and exercisable options.

                     Options Outstanding                      Options Exercisable
----------------------------------------------------------    --------------------
                                   Weighted
                        Number     Average       Weighted                Weighted
                          of      Remaining      Average     Number of   Average
    Range of           Options    Contractual    Exercise     Options    Exercise
 Exercise Prices     Outstanding  Life in Years   Price     Exercisable    Price
----------------     -----------  -------------   --------  -----------  --------
12.21  - 19.99         711,210        4.5          16.64      588,925      15.95
22.62  - 43.63         572,600        7.38         25.76      275,088      26.68
                     ---------                                -------
                     1,283,819                                864,013

     Stock  options  available for future grant  under  the  2002 stock option plan at February 27, 2005 and February 29, 2004 were 565,885 and 705,725, respectively.

     b. Stockholders' Rights Plan - On February 2, 1989, the Company adopted a stockholders' rights plan designed to protect stockholder interests in the event the Company is confronted with coercive or unfair takeover tactics. Under the terms of the plan, as amended on July 12, 1995, each share of the Company's common stock held of record on February 15, 1989 or issued thereafter received one right (subsequently adjusted to two thirds (2/3) of one right in connection with the Company's three-for-two stock split in the form of a stock dividend distributed November 8, 2000 to stockholders of record on October 20, 2000). In the event that a person has acquired, or has the right to acquire, 15% (25% in certain cases) or more of the then outstanding common stock of the Company (an "Acquiring Person") or tenders for 15% or more of the then outstanding common stock of the Company, such rights will become exercisable, unless the Board of Directors otherwise determines. Upon becoming exercisable as aforesaid, each right will entitle the holder thereof to purchase one one-hundredth of a share of Series A Preferred Stock for $75, subject to adjustment (the "Purchase Price"). In the event that any person becomes an Acquiring Person, each holder of an unexercised exercisable right, other than an Acquiring Person, shall have the right to purchase, at a price equal to the then current Purchase Price, such number of shares of the Company's common stock as shall equal the then current Purchase Price divided by 50% of the then market price per share of the Company's common stock. In addition, if after a person becomes an Acquiring Person, the Company engages in any of certain business combination transactions as specified in the plan, the Company will take all action to ensure that, and will not consummate any such business combination unless, each holder of an unexercised exercisable right, other than an Acquiring Person, shall have the right to purchase, at a price equal to the then current Purchase Price, such number of shares of common stock of the other party to the transaction for each right held by such holder as shall equal the then current Purchase Price divided by 50% of the then market price per share of such other party's common stock. The Company may redeem the rights for a nominal consideration at any time prior to such time as any person becomes an Acquiring
          Person,  and  after  any person  becomes  an  Acquiring
          Person, but before any person becomes the beneficial owner of 50% or more of the outstanding common stock of the Company, the Company may exchange all or part of the rights for shares of the Company's common stock at a one-for-one exchange ratio. Unless redeemed, exchanged or exercised earlier, all rights expire on July 12, 2005.

     c.   Reserved   Common  Shares  -  At  February  27,   2005,
          1,849,704 shares of common stock were reserved for issuance upon exercise of stock options.

     d.   Accumulated  Other Comprehensive Income  -  Accumulated
          balances   related   to   each   component   of   other
          comprehensive income were as follows:

            <caption>                        February 27,   February 29,
                                                2005           2004
            Currency translation adjustment     $5,148        $3,619
            Unrealized gains on investments       (543)          115

            Accumulated balance                 $4,605        $3,734

8.   EARNINGS (LOSS) PER SHARE

     The following table sets forth the calculation of basic and diluted earnings (loss) per share for the last three fiscal years:

                                 2005          2004         2003
Earnings (loss) from
 continuing operrations       $   21,605       $29,909   $  (43,864)
Loss from discontinued
 operations                            -       (33,761)      (6,895)

Net earnings (loss)              $21,605       $(3,852)  $  (50,759)

Weighted average common shares
 outstanding for bsic EPS      19,879,278    19,754,000    19,674,000
Net effect of dilutive
 options                          195,741       237,000             *
Weighted average shares
outstanding for diluted EPS    20,075,019    19,991,000    19,674,000

Basic earnings (loss) per share:
Earnings (loss) from
continuing operations               $1.09        $ 1.51       $(2.23)
Loss from discontinued
operations, net of tax                  -         (1.71)       (0.35)
Basic earnings (loss) per share     $1.09        $(0.20)      $(2.58)

Diluted earnings (loss) per share:
Earnings (loss) from
continuing operations               $1.08        $ 1.50       $(2.23)
Loss from discontinued
operations, net of tax                  -         (1.69)       (0.35)
Diluted earnings (loss)
 per share                          $1.08        $(0.19)      $(2.58)

*For the fiscal year 2003 the effect of employee stock options was not considered because it was antidilutive.

     Common stock equivalents, which were not included in the computation of diluted loss per share because either the effect would have been antidilutive or the options' exercise prices were greater than the average market price of the common stock, were 99,447, 151,585, and 865,287 for the fiscal years 2005, 2004, 2003, respectively.

9.   DISCONTINUED OPERATIONS and PENSION LIABILITY

  a. Discontinued Operations - On February 4, 2004, the Company announced that it was discontinuing its financial support of its Dielektra GmbH ("Dielektra") subsidiary located in Cologne, Germany, due to the continued erosion of the European market for the Company's high technology products. Without Park's financial support, Dielektra filed an insolvency petition, which may result in the reorganization, sale or liquidation of Dielektra. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", Dielektra is treated as a discontinued operation. As a result of the discontinuation of financial support for Dielektra, the Company recognized an impairment charge of $22,023 for the write-off of Dielektra assets and other costs during the fourth quarter of the 2004 fiscal year. The income tax provision for discontinued operations was $0 and $150 for fiscal years 2004 and 2003, respectively. The liabilities from discontinued operations totaling $17,251 and $19,438 at February 27, 2005 and February 29, 2004, respectively, are reported separately in the Consolidated Balance Sheet. These liabilities from discontinued operations included $12,094 for Dielektra's deferred pension liability. The Company expects to recognize a gain of approximately $17 million related to the reversal of these liabilities when the Dielektra insolvency process is completed, although it is unclear when the process will be completed. In addition to the impairment charge described above recognized in the 2004 fiscal year, the losses from operations of $5,596 and $6,142 for termination and other costs related to Dielektra, recorded in the first quarter of the 2004 fiscal year, have been included in discontinued operations in the Consolidated Statements of Operations in the periods in which they occurred. At the time of the discontinuation of support for Dielektra, $5,539 of the $6,142 of termination and other costs had been paid and the remaining $603 was included in liabilities from discontinued operations in the Consolidated Balance Sheet.

     Dielektra's net sales and operating results for each of the three fiscal years ended February 27, 2005, February 29, 2004, and March 2, 2003, and assets and liabilities of discontinued operations at February 27, 2005 and February 29, 2004 were as follows:


                                       Fiscal Year
                                  2005       2004         2003                                             __          __
 Net sales                      $   -      $14,429       $21,198
Operating loss                      -       (5,596)       (5,675)
Restructuring and
 impairment charges                 -        28,165        1,220
Net loss                        $   -      $(33,761)     $(6,895)
                                         )

                                  February 27,    February 29,
                                     2005             2004

 Current assets                  $      -           $    -
Fixed assets                            -                -
  Total assets                          -                -
Current and other liabilities        5,157           7,344
Pension liabilities                 12,094          12,094
  Total liabilities                 17,251          19,438
  Net liabilities                 $(17,251)       $(19,438)

  b. Pension Liability - The pension information provided below relates to the Company's subsidiary, Dielektra. As described above, the Company discontinued its financial support of Dielektra during the fiscal year 2004 fourth quarter and, accordingly, has included the $12,094 pension liability as determined as of February 29, 2004 in liabilities from discontinued operations, which represents the latest information available to the Company.

Net pension costs included the following components:

                                            Fiscal Year
Changes in Benefit Obligations                2004
Benefit obligation at beginning of year     $  10,991
Service cost                                       58
Interest cost                                     661
Actuarial loss (gain)                            (558)
Currency translation (gain)loss                 1,707
Benefits paid                                    (765)
Payment for annuities                               -
Benefit obligation at end of year            $ 12,094

Changes in Plan Assets

Fair value of plan assets at
beginning of year                            $      -
Actual return on plan assets                        -
Employer contributions                            764
 Benefits paid                                   (764)
Payment for annuities                               -
Administrative expenses paid                        -
Fair value of plan assets                    $      -

Under funded status                          $(12,094)
Unrecognized net loss                               -
Net accrued pension cost                     $(12,094)

<caption
                                          Fiscal Year
Components of Net Periodic               2004     2003
Benefit Cost
Service cost - benefits earned
during the period                       $ 58      $ 94
Interest cost on projected
benefit obligation                       661       571
Expected return on plan assets             -         -
Amortization of unrecognized loss         18        55
Recognized net actuarial loss              -         -
Effect of curtailment                      -         -
Net periodic pension cost               $737       $720

                                         Fiscal Year
                                         2004      2003
Projected benefit obligation           $12,094   $10,991
Accumulated benefit obligation          12,094    10,991
Plan assets                                  -         -

     The projected benefit obligation for the plan was determined using assumed discount rates of 5.75% for fiscal year 2004.
     Projected wage increases of 2.6% were also assumed for fiscal year 2004.

10.  RESTRUCTURING AND SEVERANCE CHARGES

    During the 2005 fiscal year third quarter ended November  28,
     2004, the Company recorded $625 of charges for severance payments for workforce reductions at its North American and European volume printed circuit materials operations. These severance payments were made to employees during the 2005 fiscal year third quarter and there were no remaining liabilities as of February 27, 2005.

    The  Company recorded pre-tax charges totaling $8,438  during the first and second quarters of fiscal year 2004 related to the realignment of its North America volume printed circuit materials operations in Newburgh, New York and Fullerton, California. During the fourth quarter of fiscal year 2004 the Company recorded pretax charges of $112 related to workforce reductions in Europe and recovered $81 from sales of impaired assets related to its European operations. The components of these charges and the related liability balances and activity for the year ended February 27, 2005 are set forth below.

                                      Charges               2/27/05
                            Closure   Incurred             Remaining
                            Charges   or Paid   Reversals  Liabilities
   New York and California
    and other realignment
    charges:
   Lease payments, taxes,
    utilities and other      $7,292     $1,495         -      $5,797
   Severance payments         1,258     1,258          -           -

                             $8,550     $2,753      $  -      $5,797

     The severance payments were for the termination of hourly and salaried, administrative, manufacturing and support employees. Such employees were terminated during the 2004 fiscal year first, second and third quarters. The remaining liability for severance payments was paid to such employees during the fiscal year 2005 first quarter. The lease charges covered one lease obligation payable through December 2004 and a portion of another lease obligation payable through September 2013.

     The Company recorded pre-tax charges of $4,674 and $120 in the fiscal year 2003 third quarter ended December 1, 2002 in connection with the closure of its Nelco U.K. manufacturing facility located in Skelmersdale, England, and severance costs at a North American business unit. The Company recorded an $81 gain on the sale of previously written off equipment during the fourth quarter of fiscal 2004. As of February 27, 2005, there were no remaining liabilities relating to these charges recorded during fiscal year 2003.

     As a result of the foregoing employee terminations and other less significant employee terminations in connection with business contractions and in the ordinary course of business and substantial numbers of employee resignations and retirements in the ordinary course of business, the total number of employees employed by the Company declined to approximately 1,000 as of February 27, 2005, approximately 1,200 as of February 29, 2004, and approximately 1,400 as of March 2, 2003.

11.  GAIN ON INSURANCE SETTLEMENT

     In the 2005 fiscal year third quarter, the Company settled an insurance claim for damages sustained by the Company in Singapore as the result of an explosion that occurred in November 2002 in one of the four treaters located at its Nelco manufacturing facility in Singapore. During the 2005 fiscal year third quarter, the Company received $5,816 related to this insurance claim. The proceeds represent reimbursement for assets destroyed in the accident and for business interruption losses. As a result, the Company recognized a $4,745 gain during the third quarter ended November 28, 2004.

12.  SALE OF DIELECTRIC POLYMERS, INC.

     On June 27, 2002, the Company sold its Dielectric Polymers, Inc. ("DPI") subsidiary to Adhesive Applications, Inc. of
     Easthampton, Massachusetts. The Company recorded a gain of $3,170 in its fiscal year 2003 second quarter ended September 1, 2002 in connection with the sale.

13.  ASSET IMPAIRMENT CHARGES

    As  a  result  of continuing declines in the Company's  North
     American business operations and Dielektra's mass lamination operation, during the fourth quarter of the 2003 fiscal year the Company reassessed the recoverability of the fixed assets of those operations based on cash flow projections and determined that such fixed assets were impaired. In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying values of such assets exceeded their fair values and were not recoverable. Accordingly, the Company recorded an impairment charge of $50,255, of which $1,220 related to Dielektra, in the Company's 2003 fiscal year fourth quarter to reduce the book values of such fixed assets to their estimated fair values. The impairment charge related to Dielektra is included in the loss from discontinued operations.

14.  EMPLOYEE BENEFIT PLANS

  a.Profit  Sharing  Plan  -  The  Company  and  certain  of  its subsidiaries have a non-contributory profit sharing retirement plan covering their regular full-time employees. The plan may be modified or terminated at any time, but in no event may any portion of the contributions revert back to the Company. The Company's estimated contributions are accrued at the end of each fiscal year and paid to the plan in the subsequent fiscal year. The Company's actual contributions to the plan were $448 and $271 for fiscal years 2004 and 2003, respectively. The contribution estimated for fiscal year 2005 has not been paid. Contributions are discretionary and may not exceed the amount allowable as a tax deduction under the Internal Revenue Code.

  b.Savings Plan - The Company also sponsors a 401(k) savings plan, pursuant to which the contributions of employees of certain subsidiaries were partially matched by the Company in the amounts of $236, $260 and $442 in fiscal years 2005, 2004 and 2003, respectively.

15.  COMMITMENTS AND CONTINGENCIES

  a.Lease  Commitments  -  The Company conducts  certain  of  its operations in leased facilities, which include several manufacturing plants, warehouses and offices, and land leases. The leases on facilities are for terms of up to 10 years, the latest of which expires in 2012. Many of the leases contain renewal options for periods ranging from one to ten years and require the Company to pay real estate taxes and other operating costs. The latest land lease expiration is 2054.

     These non-cancelable operating leases have the following payment schedule.

                    Fiscal Year        Amount
                        2006          $ 1,873
                        2007            1,436
                        2008            1,360
                        2009            1,232
                        2010            1,246
                     Thereafter         4,717
                                      $11,864

     Rental expenses, inclusive of real estate taxes and other costs, were $2,560, $2,659 and $2,948 for fiscal years 2005, 2004 and 2003, respectively.

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

     The total costs incurred by the Company and its subsidiaries in connection with these sites, including legal fees incurred by the Company and its subsidiaries and their assessed share of remediation costs and excluding amounts paid or reimbursed by insurance carriers, were approximately $2, $1 and $131 in fiscal years 2005, 2004 and 2003, respectively. The recorded liabilities included in accrued liabilities for environmental matters were $2,387, $2,389 and $4,246 for fiscal years 2005, 2004 and 2003, respectively. As discussed in Note 9, liabilities from
     discontinued   operations  have  been  segregated   on   the
     Consolidated Balance Sheet and include $2,121 for environmental matters related to Dielektra.

     Such recorded liabilities do not include environmental liabilities and related legal expenses for which the Company has concluded indemnification agreements with the insurance carriers that provided general liability insurance coverage to the Company and its subsidiaries for the years during which the Company's subsidiaries' waste was disposed at three sites for which certain subsidiaries of the Company have been named as potentially responsible parties, pursuant to which agreements such insurance carriers have been paying 100% of the legal defense and remediation costs associated with such three sites since 1985.

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

16.  FOREIGN CURRENCY CONTRACTS

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" requires that all derivative instruments be recognized on the balance sheet at fair value. In addition, the standard specifies criteria for designation and effectiveness of hedging relationships and establishes accounting rules for reporting changes in the fair value of a derivative instrument depending on the designated type of hedge.

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

     At February 27, 2005 and February 29, 2004 the Company had outstanding foreign exchange contracts in notional amounts totaling $0 and $4,306, respectively.

17.  BUSINESS SEGMENTS

     The Company considers itself to operate in one business segment. The Company's printed circuit materials products are marketed primarily to leading independent printed circuit board fabricators, electronic manufacturing service companies, electronic contract manufacturers and major electronic original equipment manufacturers ("OEMs") located throughout North America, Europe and Asia. The Company's advanced composite materials customers, the majority of which are located in the United States, include OEMs, independent firms and distributors in the electronics, aerospace and industrial industries.

     Sales  are  attributed to geographic region based  upon  the
     region  from  which  the  materials  were  shipped  to   the
     customer.   Sales  between  geographic  regions   were   not
     significant.

     Financial information regarding the Company's continuing operations by geographic region follows:

                                        Fiscal Year
                                 2005       2004      2003
    United States              $117,109   $106,080  $117,889
    Europe                       34,198     31,982    32,322
    Asia                         59,880     56,174    45,367
      Total sales              $211,187   $194,236  $195,578

    United States              $ 32,610   $ 38,549  $ 44,425
    Europe                       10,856     10,969    25,373
    Asia                         20,183     21,470    21,159
      Total long-lived assets  $ 63,649   $ 70,988  $ 90,957

18.  CUSTOMER AND SUPPLIER CONCENTRATIONS

  a. Customers - Sales to Sanmina Corporation were 13.7%, 16.3% and 19.1% of the Company's total worldwide sales from its continuing operations for fiscal years 2005, 2004 and 2003, respectively. Sales to Tyco Printed Circuit Group L.P. were 12.3%, 12.2% and 11.0% of the Company's total worldwide sales from its continuing operations for fiscal years 2005, 2004 and 2003. Sales to Multilayer Technology, Inc. were 9.5%, 9.7% and 11.1% of the Company's total worldwide sales from its continuing operations for fiscal years 2005, 2004 and 2003, respectively.

     While no other customer accounted for 10% or more of the Company's total worldwide sales from its continuing operations in fiscal years 2005, 2004 and 2003, and the Company is not dependent on any single customer, the loss of a major printed circuit materials customer or of a group of customers could have a material adverse effect on the Company's business and results of operations.

  b.Sources of Supply - The principal materials used in the manufacture of the Company's high-technology printed circuit materials and advanced composite materials products are specially manufactured copper foil, fiberglass cloth and synthetic reinforcements, and specially formulated resins and chemicals. Although there are a limited number of qualified suppliers of these materials, the Company has nevertheless identified alternate sources of supply for each of such materials. While the Company has not experienced significant problems in the delivery of these materials and considers its relationships with its suppliers to be strong, a disruption of the supply of material from a principal supplier could adversely affect the Company's business. Furthermore, substitutes for these materials are not readily available and an inability to obtain essential materials, if prolonged, could materially adversely affect the Company's business.

19.  GAIN ON DELCO LAWSUIT

     The United States District Court for the District of Arizona entered final judgment in favor of the Company's subsidiary, Nelco Technology, Inc. ("NTI"), in its lawsuit against Delco Electronics Corporation, a subsidiary of Delphi Automotive Systems Corporation ("Delco"), on NTI's claim for breach of the implied covenant of good faith and fair dealing. As a result, the Company received a net amount of $33,088 from Delco on July 1, 2003 in satisfaction of the judgment.





20.       SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                           Quarter
                              First   Second    Third    Fourth
                            (In thousands, except per share amounts
Fiscal 2005:
Net sales                    $58,518  $51,098   $50,359   $ 51,212
Gross profit                  13,712    9,418     9,840     10,280

Net earnings                   6,021    2,947     7,692      4,945

Basic earnings per share:
Net earnings per share         $0.30    $0.15     $0.39      $0.25
Diluted earnings per share:
Net earnings per share         $0.30    $0.15     $0.38      $0.25

 Weighted average common
 shares outstanding:
  Basic                       19,810   19,8855   19,901     19,920
  Diluted                     20,068    20,112   20,061     20,058

Fiscal 2004:
Net sales                    $44,323  $43,566   $51,058   $ 55,289
Gross profit                   4,623    5,919     9,764     12,394
(Loss) earnings from
 continuing operations        (1,644)  20,982     2,823      7,748

Loss from discontinued        (6,807)  (1,944)  (1,838)    (23,172)

Net (loss) earnings           (8,451)  19,038      985     (15,424)

Basic (loss) earnings per share:
(Loss) earnings from
 continuing operations        $(0.08)   $1.06    $0.14     $  0.39
Loss from discontinued
 operations                   $(0.35)  $(0.10)  $(0.09)    $ (1.17)
Net (loss) earnings per share $(0.43)  $ 0.96   $ 0.05     $ (0.78)
Diluted (loss) earnings per share:
(Loss) earnings from
 continuing operations       $(0.08)   $ 1.05   $ 0.14     $  0.38
Loss from discontinued
 operations                  $(0.35)   $(0.10)  $(0.09)    $ (1.14)
Net (loss) earnings per
 share                       $(0.43)   $ 0.95   $ 0.05     $ (0.76)

 Weighted average common
 shares outstanding:
  Basic                      19,709    19,759   19,764      19,783
  Diluted                    19,709    19,943   20,083      20,167

   Earnings (loss) per share are computed separately for each quarter. Therefore, the sum of such quarterly per share amounts may differ from the total for the years.

21.RECENTLY ISSUED ACCOUNTING PROUNOUNCEMENTS

   In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and supersedes Accounting Principle Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values for fiscal years beginning after June 15, 2005 (as delayed by the Securities and Exchange Commission), with early adoption encouraged. For years beginning after June 15, 2005, the pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Under SFAS 123R, a determination must be made regarding the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. SFAS 123R permits a prospective application or two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS 123. The Company is required to adopt of SFAS 123R in the first quarter of fiscal year 2007, at which time the Company will begin recognizing an expense for all unvested share-based compensation that has been issued. Under the retrospective options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The Company has not yet finalized its decision concerning the transition option it will utilize to adopt SFAS 123R and is in the process of evaluating the impact of FAS 123R on its financial statements.

   In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 ("SFAS 151"), "Inventory Costs, and an amendment of Accounting Research Bulletin No. 43 Chapter 4". SFAS 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. SFAS 151 also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 will be effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect that the accounting change will have on its financial position and results of operations.

   In October 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. The Act provides tax relief to U.S. domestic manufacturers. The FASB directed its staff to issue Financial Staff Position (FSP) FAS 109-1, "Application of FASB Statement No. 109" ("SFAS 109"), "Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004" ("FSP FAS 109"). FSP FAS 109-1 states that a manufacturer's deduction provided for under the Act should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The special deduction should be considered by a company in measuring deferred taxes when the company is subject to graduated tax rates, and in assessing whether a valuation allowance is necessary as required by SFAS 109. The adoption of FSP FAS 109-1 did not have a material impact on our results of operations or financial position for fiscal 2005.

   In September 2004, the Emerging Issues Task Force issued Statement No. 04-10, "Applying Paragraph 19 of Statement of Financial Accounting Standard No. 131 in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds", ("EITF 04-10"). EITF 04-10 gives guidance to companies on issues to consider in determining the aggregation criteria and guidance from paragraphs 17 and 19 of SFAS 131,"Disclosures about Segments of an Enterprise and Related Information". Specifically, whether operating segments must always have similar economic characteristics and meet a majority of the remaining five aggregation criteria, items (a)-(e), listed in paragraph 17 of SFAS 131, or whether operating segments must meet a majority of all six aggregation criteria (that is, the five aggregation criteria, items (a)-(e), listed in paragraph 17 and similar economic characteristics), in determining the appropriate segment reporting disclosures. The FASB has issued FASB Staff Position FSP FAS 131a for public comment. The final FSP is expected to be issued during calendar year 2005. The Company is in the process of assessing the impact that EITF 04-10 and the proposed FSP FAS 131a will have on its financial statement disclosures.

22.  SUBSEQUENT EVENT

   On May 12, 2005, the Company announced that it was reducing the size of the workforce at its Neltec Europe SAS subsidiary in Mirebeau, France, from 138 employees to 103 employees, as a result of the further deterioration of the European market for high-technology printed circuit materials. The Company expects to record a one-time termination benefits charge of approximately $1 million during the 2006 fiscal year first quarter ending May 29, 2005. The payment of these termination benefits is expected to be substantially completed by the end of the 2006 fiscal year second quarter ending August 28, 2005.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

               Not applicable.

Item 9A.  Controls and Procedures.

     (a)  Disclosure Controls and Procedures.

      The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of February 27, 2005, the end of the fiscal year covered by this annual report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such fiscal year, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

 (b)  Managements Annual Report on Internal Control Over Financial
Reporting.

       The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company's internal control over financial reporting includes those policies and procedures that
(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of February 27, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on management's assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of February 27, 2005.

The Company's independent auditor has issued its audit report on management's assessment of the Company's internal control over financial reporting. That report appears in Item 9A(c) below.

 (c)  Attestation Report of the Registered Public Accounting Firm.

Stockholders and Board of Directors of
  Park Electrochemical Corp.

We have audited management's assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Park Electrochemical Corp. and subsidiaries maintained effective internal control over financial reporting as of February 27, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of
Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Park Electrochemical Corp. and subsidiaries maintained effective internal control over financial reporting as of February 27, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 27, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of February 27, 2005, and the related consolidated statements of operations, cash flows, and stockholders' equity, for the year then ended, and our report dated April 19, 2005 expressed an unqualified opinion thereon.


                                              GRANT THORNTON LLP

New York, New York
April 19, 2005

     (d)  Changes in Internal Control Over Financial Reporting.

      There has not been any change in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of the fiscal year to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information.

       The  Company  is  not  disclosing  under  this  item   any
information required to be disclosed on Form 8-K during the fourth quarter of the year covered by this Form 10-K annual report, but not reported, whether or not otherwise required by this Form 10-K.






                            PART III

Item 10.  Directors and Executive Officers of the Registrant.

      The information called for by this item (except for information as to the Company's executive officers, which information appears elsewhere in this Report) is incorporated by reference to the Company's definitive proxy statement for the 2005 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Item 11.  Executive Compensation.

      The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2005 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters.

      The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2005 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Item 13.  Certain Relationships and Related Transactions.

      The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2005 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Item 14.  Principal Accountant Fees and Services.

      This information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2005 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.




                             PART IV

Item 15. Exhibits, Financial Statement Schedules, and      Page
         Reports on Form 8-K.

         (a) Documents filed as a part of this Report

         (1)Financial Statements:

             The following Consolidated Financial
             Statements of the Company are included in
             Part II, Item 8:

             Reports  of Grant Thornton LLP and Ernst  &
             Young LLP, independent auditors                43

             Balance Sheets                                 45

             Statements of Operations                       46

             Statements of Stockholders' Equity             47

             Statements of Cash Flows                       48

             Notes  to Consolidated Financial Statements    49
             (1-22)

         (2)Financial Statement Schedules:

             The following additional information should
             be    read    in   conjunction   with   the
             Consolidated  Financial Statements  of  the
             Registrant   described  in  item   15(a)(1)
             above:

             Schedule  II  -  Valuation  and  Qualifying    75
             Accounts

             All   other  schedules  have  been  omitted
             because they are not applicable or not required, or the information is included elsewhere in the financial statements or notes thereto.

         (3)Exhibits:

             The   information  required  by  this  Item
             relating to Exhibits to this Report is included in the Exhibit Index beginning on page 76 hereof.


                           SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 13, 2005             PARK ELECTROCHEMICAL CORP.


                              By:/s/Brian E. Shore
                                 Brian E. Shore,
                                 President and Chief Executive
Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature             Title                           Date

/s/Brian E. Shore     Chairman of the Board,
Brian E. Shore        President and Chief Executive
                      Officer and Director
                      (principal executive officer)   May 13, 2005

/s/Murray O. Stamer   Senior Vice President and
Murray O. Stamer      Chief Financial Officer
                      (principal financial and        May 13, 2005
                      accounting officer)

/s/Mark S. Ain
Mark S. Ain           Director                        May 13, 2005

/s/Dale Blanchfield
Dale Blanchfield      Director                        May 13, 2005


/s/Anthony Chiesa
Anthony Chiesa        Director                        May 13, 2005


/s/Lloyd Frank
Lloyd Frank           Director                        May 13, 2005


/s/Steven T. Warshaw
Steven T. Warshaw     Director                        May 13, 2005







<table>                                           Schedule II
PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Part 1 of 2)
                                                   Column C
                                                   Additions
     Column A                 Column B
                             Balance at
                             Beginning       Costs and
    Description              of Period       Expenses       Other
DEFERRED INCOME TAX ASSET
VALUATION ALLOWANCE:
52 weeks ended
February 27, 2005            $21,564,000   $ 3,352,000         -
52 weeks ended
February 29, 2004            $18,710,000    $ 2,854,000        -
52 weeks ended
March 2, 2003                $ 3,916,000    $14,794,000        -

     Column A                Column B               Column C

                            Balance at             Charged to
                            Beginning               Cost and
    Description             of Period                Expenses

ALLOWANCE FOR DOUBTFUL
 ACCOUNTS:
52 weeks ended
February 27, 2005           $1,845,000            $  90,000
52 weeks ended
February 29, 2004           $1,893,000            $ 292,000
52 weeks ended
March 2, 2003               $1,817,000            $ 366,000

  (A)  Uncollectable accounts, net of recoveries.


<table>                                           Schedule II
PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Part 2 of 2)

     Column A                 Column D     Column E
                                          Balance at
                                            End of
    Description              Reductions     Period
DEFERRED INCOME TAX
ASSET VALUATION
ALLOWANCE:
52 weeks ended
February 27, 2005                 -       $18,212,000
52 weeks ended
February 29, 2004                 -       $21,564,000
52 weeks ended
March 2, 2003                     -       $18,710,000

     Column A                    Column D             Column E
                                   Other
                                                     Balance at
                           Accounts   Translation      End of
    Description          Written Off   Adjustment      Period

                          (A)
ALLOWANCE FOR
DOUBTFUL ACCOUNTS:
52 weeks ended
February 27, 2005         $(28,000)    $   77,000    $1,984,000
52 weeks ended
February 29, 2004        $(145,000)     $(195,000)    $1,845,000
52 weeks ended
March 2, 2003            $(286,000)   $   (4,000)    $1,893,000

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

3.2     Certificate of Amendment of the Certificate of
        Incorporation, increasing the number of
        authorized shares of Common Stock from 30,000,000
        to 60,000,000 shares, dated October 10, 2000,
        filed with the Secretary of State of the State of
        New York on October 11, 2000.....................

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

10.1    Lease dated December 12, 1989 between Nelco
        Products, Inc. and James Emmi regarding real
        property located at 1100 East Kimberly Avenue, Anaheim, California and letter dated December 29,
        1994 from Nelco Products, Inc. to James Emmi exer cising its option to extend such Lease (Reference is made to Exhibit 10.01 of the Company's Annual Report on Form 10-K for the fiscal year ended
        March 3, 2002, Commission File No. 1-4415, which     -
        is incorporated herein by
        reference.)


10.2    Lease dated December 12, 1989 between Nelco
        Products, Inc. and James Emmi regarding real
        property located at 1107 East Kimberly Avenue, Anaheim, California and letter dated December 29,
        1994 from Nelco Products, Inc. to James Emmi exer cising its option to extend such Lease (Reference is made to Exhibit 10.02 of the Company's Annual Report on Form 10-K for the fiscal year ended
        March 3, 2002, Commission File No. 1-4415, which     -
        is incorporated herein by reference



10.3    Lease Agreement dated August 16, 1983 and Exhibit
        C, First Addendum to Lease, between Nelco
        Products, Inc. and TCLW/Fullerton regarding real property located at 1411 E. Orangethorpe Avenue, Fullerton, California (Reference is made to
        Exhibit 10.03 of the Company's Annual Report on
        Form 10-K for the fiscal year ended March 3,
        2002, Commission File No. 1-4415, which is           -
        incorporated herein by reference.)

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
        2002, Commission File No. 1-4415, which is
        incorporated herein by
        reference.)......................

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

10.6    Lease dated April 15, 1988 between FiberCote
        Industries, Inc. (lease was initially entered
        into by USP Composites, Inc., which subsequently
        changed its name to FiberCote Industries, Inc.)
        and Geoffrey Etherington, II regarding real
        property located at 172 East Aurora Street,
        Waterbury, Connecticut (Reference is made to
        Exhibit 10.07 of the Company's Annual Report on
        Form 10-K for the fiscal year ended March 3,         -
        2002, Commission File No. 1-4415, which is
        incorporated herein by
        reference.).........................

10.6(a) Amendment to Lease dated December 21, 1992 to
        Lease dated April 15, 1988 (see Exhibit 10.07
        hereto) between FiberCote Industries, Inc. and
        Geoffrey Etherington II regarding real property
        located at 172 East Aurora Street, Waterbury, Con
        necticut (Reference is made to Exhibit 10.07(a)
        of the Company's Annual Report on Form 10-K for
        the fiscal year ended March 3, 2002, Commission      -
        File No. 1-4415, which is incorporated herein by
        reference.).........................

10.6(b) Letter dated June 30, 1997 from FiberCote
        Industries, Inc. to Geoffrey Etherington II
        extending the Lease dated April 15, 1988 (see
        Exhibit 10.07 hereto) between FiberCote
        Industries, Inc. and Geoffrey Etherington II
        regarding real property  located  at  172  East
        Aurora  Street, Waterbury Connecticut. (Reference
        is made to Exhibit 10.08(b) of the Company's
        Annual Report on Form 10-K for the fiscal year       -
        ended March 1, 1998, Commission File No. 1-4415, which is incorporated herein by reference.)

10.7    Lease dated December 12, 1990 between Neltec,
        Inc. and NZ Properties, Inc. regarding real
        property located at 1420 W. 12th Place, Tempe,
        Arizona. (Reference is made to Exhibit 10.13 of
        the Company's Annual Report on Form 10-K for the
        fiscal year ended March 2, 1997, Commission File     -
        No. 1-4415, which is incorporated herein by reference.)

10.7(a) Letter dated January 8, 1996 from Neltec, Inc. to
        NZ Properties, Inc. exercising its option to
        extend the Lease dated December 12, 1990 (see
        Exhibit 10.10 hereto) between Neltec, Inc. and NZ Properties, Inc. regarding real property located at 1420 W. 12th Place, Tempe, Arizona. (Reference
        is made to Exhibit 10.13(a) of the Company's
        Annual Report on Form 10-K for the fiscal year
        ended March 2, 1997, Commission File No. 1-4415,     -
        which is incorporated herein by
        reference.)

10.8    Lease Contract dated February 26, 1988 between
        the New York State Department of Transportation
        and the Edgewater Stewart Company regarding real
        property located at 15 Governor Drive in the
        Stewart International Airport Industrial Park,
        New Windsor, New York (Reference is made to
        Exhibit 10.13 of the Company's Annual Report on
        Form 10-K for the fiscal year ended March 3,         -
        2002, Commission File No. 1-4415, which is incorporated herein by reference.)

10.8(a) Assignment and Assumption of Lease dated February
        16, 1995 between New England Laminates Co., Inc.
        and the Edgewater Stewart Company regarding the assignment of the Lease Contract (see Exhibit
        10.13 hereto) for the real property located at 15 Governor Drive in the Stewart International
        Airport Industrial Park, New Windsor, New York (Reference is made to Exhibit 10.13(a) of the Company's Annual Report on Form 10-K for the
        fiscal year ended March 3, 2002, Commission File     -
        No. 1-4415, which is incorporated herein by reference.)

10.8(b) Lease Amendment No. 1 dated February 17, 1995
        between New England Laminates Co., Inc. and the
        New York State Department of Transportation to
        Lease Contract dated February 26, 1988 (see
        Exhibit 10.13 hereto) regarding the real property
        located at 15 Governor Drive in the Stewart
        International Airport Industrial Park, New
        Windsor, New York (Reference is made to Exhibit
        10.13(b) of the Company's Annual Report on Form
        10-K for the fiscal year ended March 3, 2002,        -
        Commission File No. 1-4415, which is incorporated herein by reference.)

10.9    2002 Stock Option Plan of the Company (Reference
        is made to Exhibit 10.01 of the Company's
        Quarterly Report on Form 10-Q for the fiscal
        quarter ended September 1, 2002, Commission File
        No. 1-4415, which is incorporated herein by
        reference. This exhibit is a management contract     -
        or compensatory plan or arrangement.)

10.10   Forms of Incentive Stock Option Contract for
        employees, Non-Qualified Stock Option Contract
        for employees and Non-Qualified Stock Option
        Contract for directors under the 2002 Stock         81
        Option Plan of the Company.

14.1    Code of Ethics for Chief Executive Officer and
        Senior Financial Officers adopted on May 6, 2004
        (Reference is made to Exhibit 14.1 of the
        Company's Annual Report on Form 10-K for the
        fiscal year ended February 29, 2004, Commission
        File No. 1-4415, which is incorporated herein by     -
        reference.)

21.1    Subsidiaries of the Company                          89

23.1    Consents of Ernst & Young LLP and Grant Thornton     90
        LLP

31.1    Certification of Chief Executive Officer pursuant
        to Exchange Act Rule 13a-14(a) or 15d-               91
        14(a)

31.2    Certification of Chief Financial Officer pursuant
        to Exchange Act Rule 13a-14(a) or 15d-14(a)          93

32.1    Certification of Chief Executive Officer pursuant
        to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002        94

32.2    Certification of Chief Financial Officer pursuant
        to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of            95
        2002
















[10k.05]ll