Form 10-Q
period 2005-05-29
PARK ELECTROCHEMICAL CORP
filed 2005-07-06
CIK 76267

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                           FORM 10-Q


(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 29, 2005

                              OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to__________

               Commission file number     1-4415

                  PARK ELECTROCHEMICAL CORP.
    (Exact Name of Registrant as Specified in Its Charter)

              New York                          11-1734643
     (State or Other Jurisdiction of        (I.R.S. Employer
     Incorporation or Organization)        Identification No.)

     48 South Service Road, Melville, N.Y.          11747
   (Address of Principal Executive Offices)       (Zip Code)

                          (631) 465-3600
     (Registrant's Telephone Number, Including Area Code)

                           Not Applicable
     (Former Name, Former Address and Former Fiscal Year,
                 if Changed Since Last Report)

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,004,885 as of July 5, 2005.





                  PARK ELECTROCHEMICAL CORP.
                       AND SUBSIDIARIES

                       TABLE OF CONTENTS

                                                            Page
PART I.    FINANCIAL INFORMATION:                          Number

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets
           May 29, 2005 (Unaudited) and February 27, 2005      3

           Consolidated Statements of Operations
           13 weeks ended May 29, 2005 and May 30, 2004
           (Unaudited)                                         4

           Consolidated Statements of Stockholders'
           Equity 13 weeks ended May 29, 2005 and
           May 30, 2004 (Unaudited)                            5

           Condensed Consolidated Statements of Cash
           Flows 13 weeks ended May 29, 2005 and May 30, 2004  6
           (Unaudited)

           Notes to Condensed Consolidated Financial
           Statements (Unaudited)                              7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of                  13
           Operations

           Factors That May Affect Future Results              21

  Item 3.  Quantitive and Qualitative Disclosures About
           Market Risk                                         21

  Item 4.  Controls and Procedures                             21

PART II.   OTHER INFORMATION:

  Item 1.  Legal Proceedings                                   23

  Item 2.  Unregistered Sales of Equity Securities and
           Use of Proceeds                                     23

  Item 3.  Defaults Upon Senior Securities                     23

  Item 4.  Submission of Matters to a Vote of Security
           Holders                                             23

  Item 5.  Other Information                                   23

  Item 6.  Exhibits                                            23


SIGNATURES                                                     25

EXHIBIT INDEX                                                  26



                PART I.  FINANCIAL INFORMATION

                  PARK ELECTROCHEMICAL CORP.
                       AND SUBSIDIARIES

             CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands)

                                        May 29, 2005   February 27,
                                        (Unaudited)       2005*
ASSETS
Current assets:
 Cash and cash equivalents               $ 78,021       $  86,071
 Marketable securities                    114,322         103,507
 Accounts receivable, net                  35,675          35,722
 Inventories (Note 2)                      15,292          15,418
 Prepaid expenses and other current
  assets                                    3,985           2,944
                                         --------        --------
  Total current assets                    247,295         243,662

Property, plant and equipment, net         61,112          63,251

Other assets                                  365             398
                                         --------        --------
  Total assets                           $308,772        $307,311
                                         ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                        $ 12,076       $  15,121
 Accrued liabilities                       20,905          20,566
 Income taxes payable                       7,938           6,474
                                         --------        --------
  Total current liabilities                40,919          42,161

Deferred income taxes                       4,439           5,042

Liabilities from discontinued
operations (Note 4)                        17,251          17,251
                                         --------        --------
  Total liabilities                        62,609          64,454

Stockholders' equity:
 Common stock                               2,037           2,037
 Additional paid-in capital               134,584         134,206
 Retained earnings                        109,184         105,450
 Treasury stock, at cost                   (2,968)         (3,441)
 Accumulated   other  comprehensive
 income                                     3,326           4,605
                                         --------        --------
  Total stockholders' equity              246,163         242,857
                                         --------        --------
  Total liabilities and
  stockholders' equity                   $308,772        $307,311
                                         ========        ========

*The balance sheet at February 27, 2005 has been derived from the audited financial statements at that date.

See  accompanying Notes to the Condensed Consolidated Financial
Statements.




                  PARK ELECTROCHEMICAL CORP.
                       AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
       (Amounts in thousands, except per share amounts)

                                               13 weeks ended
                                                (Unaudited)
                                            May 29,      May 30,
                                             2005          2004
Net sales                                  $55,676       $58,518

Cost of sales                               43,646        44,806
                                           --------      --------

Gross profit                                12,030        13,712
Selling, general and
 administrative expenses                     6,269         8,341

Realignment and severance charges (Note 5)   1,059           -
                                           --------      --------

Profit from operations                       4,702         5,371

Interest income and other income             1,336           651
                                           --------      --------

Earnings   from   operations   before
income taxes                                 6,038         6,022

Income tax provision                           710             1
                                           --------      --------

Net earnings                               $ 5,328       $ 6,021
                                           ========      ========

Earnings per share  (Note 6)
 Basic                                     $  0.27       $  0.30
 Diluted                                   $  0.27       $  0.30

Weighted average number of common and
common equivalent shares outstanding:
  Basic shares                              19,947        19,810
  Diluted shares                            20,076        20,068

Dividends per share                        $  0.08       $  0.06

See  accompanying Notes to the Condensed Consolidated Financial
Statements.






                  PARK ELECTROCHEMICAL CORP.
                       AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (Amounts in thousands)

                                        13 weeks ended
                                         (Unaudited)

                                     May 29,      May 30,
                                      2005         2004
Common stock and paid-in capital
Balance, beginning of period        $136,243     $135,372
Stock option activity                    378          373
                                    --------    --------
Balance, end of period               136,621      135,745
                                    --------    --------

Retained earnings
Balance, beginning of period         105,450      108,915
Net income                             5,328        6,021
Dividends                             (1,594)      (1,187)
                                     --------    --------
Balance, end of period               109,184       13,749
                                     --------    --------

Treasury stock
Balance, beginning of period          (3,441)      (4,125)
Stock option activity                    473          432
                                     --------    --------
Balance, end of period                (2,968)      (3,693)
                                     --------    --------

Accumulated other comprehensive
income
Balance, beginning of period           4,605        3,734
Net unrealized investment (losses)
 gains                                    (3)         401
Translation adjustments               (1,276)        (588)
                                     --------    --------
Balance, end of period                 3,326        3,547
                                     --------    --------


Total stockholders' equity          $246,163     $249,348
                                    ========     ========

See accompanying Notes to the Condensed Consolidated Financial
Statements.




                  PARK ELECTROCHEMICAL CORP.
                       AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Amounts in thousands)

                                           13 Weeks Ended
                                            (Unaudited)
                                         May 29,       May 30,
                                          2005          2004
Cash flows from operating activities:
 Net earnings                           $ 5,328       $ 6,021
 Depreciation and amortization            2,428         2,549
 Change in operating assets and
  liabilities                            (2,903)        4,659
                                         --------     --------
Net cash provided by operating
activities                                4,853        13,229
                                         --------     --------

Cash flows from investing activities:
 Purchases of property, plant and
  equipment, net                         (1,053)         (356)
 Purchases of marketable securities     (14,767)       (4,508)
 Proceeds from sales and maturities
  of marketable securities                4,000        16,650
                                         --------     --------

  Net cash (used in) provided by
  investing activities                  (11,820)       11,786
                                         --------     --------

Cash flows from financing activities:
 Dividends paid                          (1,594)       (1,187)
 Proceeds from exercise of stock
  options                                   851           807
                                         --------     --------

  Net cash used in financing
   activities                               (743)        (380)
                                         --------     --------

Change in cash and cash equivalents
 before exchange rate changes             (7,710)      24,635

Effect of exchange rate changes on cash
 and cash equivalents                       (340)         327
                                         --------     --------

Change in cash and cash equivalents        (8,050)      24,962
Cash and cash equivalents, beginning
of Period                                  86,071      129,989
                                         ---------    --------
Cash and cash equivalents, end of
period                                    $78,021     $154,951
                                         =========    ========

Supplemental cash flow information:
Cash paid (refunded) during the
period for income taxes                   $    30     $ (3,710)

See  accompanying Notes to the Condensed Consolidated Financial
Statements.






                  PARK ELECTROCHEMICAL CORP.
                       AND SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)
       (Amounts in thousands, except per share amounts)


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of May 29, 2005, the consolidated statements of operations for the 13 weeks ended May 27, 2005 and May 30, 2004, the consolidated statements of stockholders' equity for the 13 weeks then ended, and the condensed consolidated statements of cash flows for the 13 weeks then ended have been prepared by the Company, without audit. In the opinion of management, these unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at May 29, 2005 and the results of operations and cash flows for all periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 2005.

2.   INVENTORIES

     Inventories consisted of the following:

                                      May 29,     February 27,
                                       2005           2005
     Raw materials                    $ 6,212       $ 6,436
     Work-in-process                    3,704         3,577
     Finished goods                     4,931         5,068
     Manufacturing supplies               445           337
                                      -------       -------
                                      $15,292       $15,418
                                      =======       =======

3.   STOCK OPTIONS

     As of May 29, 2005, the Company had two fixed stock option plans. All options under the plans had exercise prices equal to the market value of the underlying common stock of the Company on the dates of grants. The Company continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations for the plans. If compensation costs of the grants had been determined based upon the fair market value at the grant dates consistent with FASB No. 123, "Accounting for Stock-Based Compensation", the Company's net earnings and earnings per share would have approximated the amounts shown below.



                                               13 weeks ended
                                             May 29,     May 30,
                                              2005        2004
       Net earnings                          $5,328      $6,021
       Deduct: Total stock-based
       employee compensation determined
       under fair value based
       method for all awards,
	 net of tax effects                     439         459
                                             ------      ------
       Pro forma net income                  $4,889      $5,562
                                             ======      ======
       EPS-basic as reported                 $ 0.27      $ 0.30
                                             ======      ======
       EPS-basic pro forma                   $ 0.25      $ 0.28
                                             ======      ======
       EPS-diluted as reported               $ 0.27      $ 0.30
                                             ======      ======
       EPS-diluted pro forma                 $ 0.24      $ 0.28
                                             ======      ======

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

     Liabilities for discontinued operations as of May 29, 2005 and February 27, 2005 consisted of the following:

                                        May 29,     February 27,
                                         2005           2005
     Current and other liabilities     $ 5,157       $ 5,157
     Pension liabilities                12,094        12,094
                                       -------       -------
       Total liabilities               $17,251       $17,251
                                       =======       =======



5.   REALIGNMENT AND SEVERANCE CHARGES

    During the 2006 fiscal year first quarter ended May 29, 2005, the Company recorded a $1,059 charge for one-time termination benefits for workforce reductions at its Neltec Europe SAS subsidiary in Mirebeau, France. The major portion of these benefits is expected to be paid during the 2006 fiscal year second quarter.

    The  Company recorded pre-tax charges of $1,934 and  $6,504 during the first and second quarters, respectively, of fiscal year 2004, related to the realignment of its North American volume printed circuit materials operations in Newburgh, New York and Fullerton, California. During the fourth quarter of fiscal year 2004, the Company recorded pre-tax charges of $112 related to workforce reductions in Europe. The components of these charges and the related liability balances and activity through May 29, 2005 are set forth below.

                                        	                     5/29/05
                         Realignment    Charges               Remaining
                           Charges       Paid     Reversals  Liabilities

New York, California and
other realignment charges:
Lease payments, taxes,
utilities and other         $7,292      $1,630       $  -       $5,662
Severance payments           1,258       1,258          -          -
                            ------      ------       ------     -------

                            $8,550      $2,888       $  -       $5,662
                            ======      ======       ======     =======

     The severance payments were for the termination of hourly and salaried, administrative, manufacturing and support employees. Such employees were terminated during the 2004 fiscal year first, second and third quarters. The severance payments were paid to such employees in installments during fiscal year 2004. The lease charges covered one lease obligation payable through December 2004 and a portion of another lease obligation payable through September 2013. For the 13 weeks ended May 29, 2005, the Company applied $135 of payments against the liability.

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

     The following table sets forth the basic and diluted weighted average number of shares of common stock and potential common stock equivalents outstanding during the periods specified:


                                             13 weeks ended
                                           May 29,      May 30,
                                            2005         2004
     Weighted average shares oustanding
      for basic EPS                        19,947       19,810

     Net effect of dilutive options           129          258
                                           ------       ------

     Weighted average shares oustanding
      for diluted EPS                      20,076       20,068
                                           ======       ======

     Common stock equivalents, which were not included in the computation of diluted earnings per share because either the effect would have been antidilutive or the options' exercise prices were greater than the average market price of the common stock, were 127 and 57 for the thirteen weeks ended May 29, 2005 and May 30, 2004, respectively.

7.   BUSINESS SEGMENTS

     The Company considers itself to operate in one business segment because the Company's advanced composite materials business comprises less than 10% of the Company's assets, revenues, and profit from operations on an absolute basis. The Company's electronic materials products are marketed primarily to leading independent printed circuit board fabricators, electronic manufacturing service companies, electronic contract manufacturers and major electronic original equipment manufacturers ("OEMs") located throughout North America, Europe and Asia. The Company's advanced composite materials customers, the majority of which are located in the United States, include OEMs, independent firms and distributors in the electronics, aerospace, and industrial industries.

     Sales  are attributed to geographic region based upon  the region  from  which  the materials  were  shipped  to  the
     customer.  Sales  between  geographic  regions  were   not
     significant.

     Financial information concerning the Company's operations by geographic area follows:

                                    13 weeks ended
                                  May 29,     May 30,
                                   2005        2004
        Sales:
        North America             $30,792     $32,264
        Europe                      8,338       9,117
        Asia                       16,546      17,137
                                  -------     -------
          Total sales             $55,676     $58,518
                                  =======     =======


                                  May 29,     February 27,
                                   2005          2005
     Long-lived assets:
     North America                $31,361       $32,610
     Europe                        10,072        10,856
     Asia                          20,044        20,183
                                  -------       -------
       Total long-lived assets    $61,477       $63,649
                                  =======       =======

8.   COMPREHENSIVE INCOME

     Total comprehensive income for the 13 weeks ended May 29, 2005 and May 30, 2004 was $4,049 and $5,834 respectively. Comprehensive income consisted primarily of net income and foreign currency translation adjustments and unrealized gains and losses on marketable securities.

9.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In  May  2005,  the FASB issued SFAS No.  154  ("SFAS  No.
     154"),  "Accounting  Changes  and  Error  Corrections,   a
     replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS No. 154 requires retrospective application to
     prior   periods  financial  statements  for   changes   in
     accounting  principle,  unless  it  is  impracticable   to
     determine  either  the  period-specific  effects  or   the
     cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 will become effective for the Company's 2007 fiscal year.

     FASB Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations", was issued by the FASB in March 2005. FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. FIN 47 requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 is not expected to have a material effect on the Company's Consolidated Financial Statements.


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


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

General:

      Park is a leading global advanced materials company which develops, manufactures and markets high technology digital and RF/microwave printed circuit materials and advanced composite materials for the electronics, military, aerospace, wireless communication, specialty and industrial markets. The Company's manufacturing facilities are located in Singapore, China (currently under construction), France (two facilities), Connecticut, New York, Arizona and California. The Company operates under the FiberCoteT, Nelcor and Neltecr names.

      The Company's net sales decreased in the three-month period ended May 29, 2005 compared with last year's comparable period as a result of decreases in sales by the Company's printed circuit materials operations in North America, Europe and Asia, although the Company achieved higher operating profits in the 2006 fiscal year first quarter than in the 2005 fiscal year first quarter. The Company's net earnings decreased in the 2006 fiscal year first quarter compared to the prior year's first quarter due to a one-time employment termination benefits charge of $1.1 million related to a workforce reduction at its Neltec Europe SAS subsidiary in France.

      Although the condition of the global markets for the Company's printed circuit materials products improved somewhat in the second half of the 2004 fiscal year and the first half of the 2005 fiscal year, those markets weakened in the second half of the 2005 fiscal year and continued to be mixed in the first quarter of the 2006 fiscal year. Consequently, sales of the Company's printed circuit materials operations declined in the 2006 fiscal year first quarter compared to the 2005 fiscal year first quarter. However, the military, aerospace, wireless communication and industrial markets for the Company's advanced composite materials business were healthy during the 2006 fiscal year first quarter, and, as a result, sales of the Company's advanced composite materials increased slightly in the first quarter of the 2006 fiscal year compared to the comparable period in the prior fiscal year, and the Company's advanced composite materials business continued to operate near its full capacity.

      Despite  mixed  conditions  in  almost  all  markets  for
sophisticated   printed   circuit  materials,   the   Company's
operating profit, excluding the employment termination benefits charge, in the 2006 fiscal year first quarter was greater than its operating profit in the 2005 fiscal year firstquarter as a result of the Company's reductions of its costs and expenses and higher percentages of sales of higher margin, high temperature printed circuit materials products.

     While the global markets for the Company's printed circuit materials continue to be very difficult to forecast, the Company believes that the condition of the global markets for the Company's printed circuit materials in the 2006 fiscal year second quarter is similar to the condition of such markets during the 2006 fiscal year first quarter and the 2005 fiscal year third and fourth quarters, although the second quarter is a seasonally slower quarter due to summer vacations and holidays. On the other hand, the military, aerospace and specialty applications markets for the Company's advanced composite materials business continues to be healthy during the 2006 fiscal year second quarter. The Company believes that the markets for its advanced composite materials will continue to be healthy during the 2006 fiscal year second quarter.

     The Company continues to invest its human and financial resources in the higher technology portions of its printed circuit materials business and in its advanced composite materials business. During the 2005 fiscal year, the Company installed one of its latest generation, high technology treaters in its newly expanded facility in Singapore, and the Company is completing the installation of an additional treater at its FiberCote advanced composite materials facility in Waterbury, Connecticut, which will significantly increase FiberCote's treating capacity.

      While the Company continued to expand and invest in its business in Asia during the 2005 fiscal year, it made additional adjustments to its volume printed circuit materials businesses, particularly in North America, which resulted in workforce reductions at the Company's North American and European volume printed circuit materials operations as a result of which the Company recorded pre-tax charges of $0.6 million in the Company's 2005 fiscal year third quarter. In addition, in the 2006 fiscal year first quarter, the Company announced that it was reducing the size of the workforce at its Neltec Europe SAS subsidiary in Mirebeau, France, as a result of further deterioration of the European market for high technology printed circuit materials, and it recorded a one-time employment termination benefits charge of $1.1 million during the 2006 fiscal year first quarter ending May 29, 2005.

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

Three  Months  Ended May 29, 2005 Compared  with  Three  Months
Ended May 30, 2004:

        The Company's total net sales and its net sales of its printed circuit materials declined in all geographic regions during the three-month period ended May 29, 2005 compared to the three-month period ended May 30, 2004, although the Company's total sales of printed circuit materials during the three-month period ended May 29, 2005 were higher than such sales during during the prior year's second, third and fourth quarters, and the net sales of the Company's advanced composite materials business increased slightly during the three-month period ended May 29, 2005 compared to the three-month period ended May 30, 2004 and compared to the second and fourth quarters of the prior fiscal year. Sales of advanced composite materials increased to 8% of the Company's total net sales worldwide in the 2006 fiscal year first quarter compared to 7% of the Company's total net sales worldwide in the 2005 fiscal year first quarter.

        The reduced sales in the three-month period ended May 29, 2005 without a proportionate reduction in the cost of sales resulted in a lower gross profit in the three months ended May 29, 2005 compared to the three months ended May 30, 2004.

         A significant reduction in selling, general and administrative expenses enabled the Company to report profit from operations before realignment charges and net earnings before realignment charges for the three-month period ended May 29, 2005 in amounts that were higher than income and net earnings reported for the three-month period ended May 30, 2004, although the results for the three-month period ended May 29, 2005 were negatively affected by the $1.1 million employment termination benefits charge related to a workforce reduction at the Company's Neltec Europe SAS facility in France.

       Results of Operations

        Net sales for the three-month period ended May 29, 2005 decreased 5% to $55.7 million from $58.5 million for last fiscal year's comparable period. The decrease in net sales was principally the result of lower unit volumes of printed circuit materials shipped by the Company's operations in North America, Europe and Asia. Sales volumes decreased 5% in North America, 9% in Europe and 3% in Asia during the 2006 fiscal year first quarter compared to the sales for the same period in the prior year. Although total net sales in the 2006 fiscal year first quarter declined by 5% compared to total net sales in the prior year's first quarter, the 2006 fiscal year first quarter sales were 9%, 11% and 9% higher than the sales in the prior year's second, third and fourth quarters, respectively.

        The Company's foreign operations accounted for $24.9 million of net sales, or 45% of the Company's total net sales worldwide, during the three-month period ended May 29, 2005 compared with $26.3 million of sales, or 45% of total net sales worldwide, during last fiscal year's comparable period. Net sales by the Company's foreign operations during the 2006 fiscal year first quarter decreased by 5% from the 2005 fiscal year comparable period as the result of lower sales in both Europe and Asia.

        For the three-month period ended May 29, 2005, the Company's sales in North America, Asia and Europe were 55%, 30% and 15%, respectively, of the Company's total net sales worldwide compared with 55%, 29% and 16%, respectively, for the three-month period ended May 30, 2004.

      The overall gross profit as a percentage of net sales for the Company's worldwide operations declined to 21.6% during the three-month period ended May 29, 2005 compared with 23.4% for last fiscal year's comparable period. The decline in the gross profit margin was attributable to lower sales volumes, which were only partially offset by higher percentages of sales of higher margin, high performance printed circuit materials products and adjustments to reduce operating costs.

      The trend toward a higher percentage of sales of higher margin, high temperature and high performance printed circuit materials products continued in the 2006 fiscal year first quarter. During the three-month period ended May 29, 2005, the Company's total net sales worldwide of high temperature printed circuit materials, which included high performance (non-FR4) materials, were 96% of the Company's total net sales worldwide of printed circuit materials, compared with 93% for the three-month period ended May 30, 2004; while the Company's net sales of such high temperature printed circuit materials in North America were 97% of the Company's total net sales of printed circuit materials in North America, compared with 93% for the three-month period ended May 30, 2004; and the Company's net sales of such materials in Asia and Europe combined were 93% of the Company's total net sales of printed circuit materials in Asia and Europe combined, compared with 90% for the three-month period ended May 30, 2004.

      The Company's high temperature printed circuit materials include its high performance (non-FR4) materials, which consists of high-speed, low-loss materials for digital and RF/microwave applications requiring increased, high bandwidth signal integrity, bismalimide triazine ("BT") materials, polyimides for applications that demand extremely high thermal performance, cyanate esters, and polytetrafluoroethylene ("PTFE") materials for RF/microwave systems that operate at frequencies up to 77GHz.

      Selling, general and administrative expenses decreased by $2.1 million, or by 25%, during the three months ended May 29, 2005 compared with last fiscal year's comparable period, and these expenses, measured as a percentage of sales, were 11.3% during the three-months ended May 29, 2005 compared with 14.2% during last fiscal year's comparable period. The decrease in selling, general and administrative expenses in the 2006 fiscal year first quarter was a result of decreases in almost all categories of expenses and the absence of the high shipping costs incurred by the Company during the 2005 fiscal year first quarter to meet its customers' customized manufacturing and quick-turn-around requirements.

      The Company incurred a charge of $1.1 million, for which there was no tax benefit, during the 2006 fiscal year first quarter for employment termination benefits related to a workforce reduction at its Neltec Europe SAS subsidiary in Mirebeau, France.

      For the reasons set forth above, the Company's operating income was $4.7 million for the three months ended May 29, 2005, including the $1.1 million employment termination benefits charge described above, compared to operating income of $5.4 million for the three months ended May 30, 2004.

      Interest and other income, net, principally investment income, was $1.3 million for the three-month period ended May 29, 2005 compared with $0.7 million for last fiscal year's comparable period. The increase in investment income was attributable to higher prevailing interest rates during the 2006 fiscal year first quarter than during the 2005 fiscal year first quarter. The Company's investments were primarily short-term taxable instruments and money market funds.

      The Company's effective income tax rate for the three-month period ended May 29, 2005 was 10.0%, compared to 0.0% for last fiscal year's comparable period. The zero tax provision for the 2005 fiscal year first quarter was the result of higher taxable income in jurisdictions with lower effective income tax rates and the elimination of foreign tax provisions that were no longer required.

      The Company's net earnings for the three months ended May 29, 2005 were $5.3 million, including the $1.1 million employment termination benefits charge described above, compared to net earnings of $6.0 million for the three months ended May 30, 2004.

      Basic and diluted earnings per share for the three-month period ended May 29, 2005 were $0.27, including the employment termination benefits charge described above, compared to basic and diluted earnings per share of $0.30 for the three-month period ended May 30, 2004.

Liquidity and Capital Resources:

      At May 29, 2005, the Company's cash and temporary investments were $192.3 million compared with $189.6 million at February 27, 2005, the end of the Company's 2005 fiscal year. The increase in the Company's cash and investment position at May 29, 2005 was attributable to cash generated by operating activities, partially offset by purchases of property, plant and equipment and the payment of dividends. The Company's working capital (which includes cash and temporary investments) was $206.4 million at May 29, 2005 compared with $201.5 million at February 27, 2005. The increase in working capital at May 29, 2005 compared with February 27, 2005 was due principally to the increase in cash and temporary investments and an increase in other current assets and a decrease in accounts payable partially offset by an increase in income taxes payable. The increase in other assets was attributable to interest receivable and prepaid insurance. The decrease in accounts payable was the result of the timing of the Company's payment of its payables. The increase in income taxes payable was attributable mainly to taxable earnings in the three-month period ended May 29, 2005. The Company's current ratio (the ratio of current assets to current liabilities) was 6.0 to 1 at May 29, 2005 compared to 5.8 to 1 at February 27, 2005.

      During the three months ended May 29, 2005, net earnings from the Company's operations, before depreciation and amortization, of $7.8 million and a net increase in working capital items, resulting in $4.9 million of cash provided by operating activities. During the same three-month period, the Company expended $1.1 million for the purchase of property, plant and equipment compared with $0.4 million for the three-month period ended May 30, 2004 and paid $1.6 million and $1.2 million, respectively, in dividends on its common stock in such three-month periods. Net expenditures for property, plant and equipment were $3.3 million in the 2005 fiscal year, $2.4 million in the 2004 fiscal year and $6.4 million in the 2003 fiscal year.

      At May 29, 2005 and at February 27, 2005, the Company had no long-term debt.

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

     As of May 29, 2005, there were no material changes outside the ordinary course of the Company's business in the Company's contractual obligations disclosed in Item 7 of Part II of its Form 10-K Annual Report for the fiscal year ended February 27, 2005.

Off-Balance Sheet Arrangements:

      The Company's liquidity is not dependent on the use of, and the Company is not engaged in, any off-balance sheet financing arrangements, such as securitization of receivables or obtaining access to assets through special purpose entities.

Environmental Matters:

      In the three-month periods ended May 29, 2005 and May 30, 2004, the Company charged less than $0.01 million against pretax
income   for  environmental  remedial  response  and  voluntary
cleanup costs (including legal fees). While annual expenditures have generally been constant from year to year and may increase over time, the Company expects it will be able to fund such expenditures from available cash. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At May 29, 2005 and February 27, 2005, the recorded liability in liabilities from discontinued operations for environmental matters related to Dielektra was $2.1 million and the recorded liability in accrued liabilities for environmental matters was $2.3 million. Management does not expect that environmental matters will have a material adverse
effect   on   the   liquidity,  capital  resources,   business,
consolidated results of operations or consolidated financial position of the Company.

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

     General

     The Company's discussion and analysis of its financial condition and results of operations are based upon the
Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent liabilities. On an on-going basis, the Company evaluates its estimates, including those related to sales allowances, allowances for bad debts, inventories, valuation of long-lived assets, income taxes, restructurings, pensions and other employee benefit programs, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

     Allowances for Bad Debts

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Inventories

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

     Restructurings

     The Company recorded significant charges in connection with the realignment of its Neltec Europe SAS business in France during the three months ended May 29, 2005 and its North American volume printed circuit materials operations during the fiscal years ended February 29, 2004 and March 2, 2003. To a lesser extent, the Company also recorded realignment charges in its North American operations during the fiscal year ended February 27, 2005. In addition, during the 2003 fiscal year, the Company recorded charges in connection with the closure of the Company's manufacturing facility in England. Prior to the Company's treating Dielektra GmbH as a discontinued operation, the Company recorded significant charges in connection with the closure of the mass lamination operation of Dielektra and the realignment of Dielektra during the fiscal years ended February 29, 2004, March 2, 2003 and March 3, 2002.

     Contingencies and Litigation

     The Company is subject to a small number of proceedings, lawsuits and other claims related to environmental, employment, product and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes in these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters.

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

Factors that May Affect Future Results.

        Certain portions of this Report which do not relate to historical financial information may be deemed to constitute forward-looking statements that are subject to various factors which could cause actual results to differ materially from Park's expectations or from results which might be projected, forecast, estimated or budgeted by the Company in forward-looking statements. Such factors include, but are not limited to, general conditions in the electronics industry, the Company's competitive position, the status of the Company's relationships with its customers, economic conditions in international markets, the cost and availability of utilities, and the various factors set forth under the caption "Factors That May Affect Future Results" after Item 7 of Park's Annual Report on Form 10-K for the fiscal year ended February 27, 2005.

Item  3.   Quantitative and Qualitative Disclosure About Market
Risk.

        The Company's market risk exposure at May 29, 2005 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form
10-K for the fiscal year ended February 27, 2005.

Item 4.   Controls and Procedures.

     (a)  Disclosure Controls and Procedures.

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of May 29, 2005, the end of the quarterly fiscal period covered by this quarterly report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     (b)  Changes in Internal Control Over Financial Reporting.

        There has not been any change in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.




                  PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

     None.

Item 2.   Unregistered Sales of Equity Securities  and  Use  of
          Proceeds

      The following table provides information with respect to shares of the Company's Common Stock acquired by the Company during each month included in the Company's 2006 fiscal year first quarter ended May 29, 2005.




                                  Total Number    Maximum Number
                                  of Shares (or    Approximate
                                     Units)       Dollar Value)
                                  Purchased as    of Shares (or
              Total     Average      Part of     Units) that May
            Number of    Price      Publicly         yet Be
           Shares (or  paid per     Announced    Purchased Under
  Period     Units)    Share (or     Plan or      the Plans or
            Purchased    Unit)      Programs        Programs

February 28-   0           -             0
March 31

April 1-30     0           -             0

May 1-29       0           -             0

Total          0           -             0         2,000,000(a)

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



                                   Park Electrochemical Corp.
                                   --------------------------
                                         (Registrant)


                                   /s/Brian E. Shore
Date:  July 6, 2005               --------------------------
                                         Brian E. Shore
                                         President and
                                     Chief Executive Officer


                                   /s/Murray O. Stamer
Date:  July 6, 2005                -------------------------
                                        Murray O. Stamer
                                     Senior Vice President and
                                      Chief Financial Officer




                         EXHIBIT INDEX


  Exhibit No.  Name                                      Page
  -----------  ----                                      ----

  31.1         Certification of Chief Executive
               Officer pursuant to Exchange Act Rule
               13a-14(a) or 15d-14(a)                     27

  31.2         Certification of Chief Financial
               Officer pursuant to Exchange Act Rule
               13a-14(a) or 15d-14(a)                     29

  32.1         Certification of Chief Executive
               Officer pursuant to 18 U.S.C. Section
               1350, as adopted pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002      31

  32.2         Certification of Principal Financial
               Officer pursuant to 18 U.S.C. Section
               1350, as adopted pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002      32