Form 10-Q
period 2005-08-28
PARK ELECTROCHEMICAL CORP
filed 2005-10-06
CIK 76267

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 28, 2005

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to__________

                      Commission file number     1-4415

                          PARK ELECTROCHEMICAL CORP.
          (Exact Name of Registrant as Specified in Its Charter)

                     New York                            11-1734643
          -------------------------------	           -------------------
          (State or Other Jurisdiction of 	      (I.R.S. Employer
           Incorporation or Oganization)             Identification No.)

         48 South Service Road, Melville, N.Y.  	     11747
         -------------------------------------          -----------
        (Address of Principal Executive Offices)	   (Zip Code)

                                  (631) 465-3600
               --------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                 Not Applicable
                ---------------------------------------------------
                (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

	Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes[X] No[ ]

	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No[X]

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,104,137 as of October 4, 2005.





                           PARK ELECTROCHEMICAL CORP.
                               AND SUBSIDIARIES

                              TABLE OF CONTENTS


                                                                    Page
 PART I.	 FINANCIAL INFORMATION:	                                Number
                                                                    -----

  Item 1.	 Financial Statements

	       Condensed Consolidated Balance Sheets
             August 28, 2005 (Unaudited) and February 27, 2005......   3

	       Consolidated Statements of Earnings
             13 weeks and 26 weeks ended August 28, 2005 and
             August 29, 2004 (Unaudited)............................   4

	       Consolidated Statements of Stockholders' Equity
             13 weeks and 26 weeks ended August 28, 2005 and
             August 29, 2004 (Unaudited)............................   5

	       Condensed Consolidated Statements of Cash Flows
             26 weeks ended August 28, 2005 and August 29, 2004
             (Unaudited) ...........................................   6

	       Notes to Condensed Consolidated Financial Statements
             (Unaudited)............................................   7

  Item 2.	 Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................   13

	       Factors That May Affect Future Results.................   22

  Item 3.	 Quantitive and Qualitative Disclosures About Market
             Risk...................................................   22

  Item 4.	 Controls and Procedures................................   22

PART II.	 OTHER INFORMATION:

  Item 1.	 Legal Proceedings......................................   24

  Item 2.	 Unregistered Sales of Equity Securities and Use of
             Proceeds...............................................   24

  Item 3.	 Defaults Upon Senior Securities........................   24

  Item 4.	 Submission of Matters to a Vote of Security Holders....   24

  Item 5.	 Other Information......................................   25

  Item 6.	 Exhibits...............................................   25


SIGNATURES..........................................................   26

EXHIBIT INDEX.......................................................   27



                     PART I. FINANCIAL INFORMATION
                     -----------------------------

Item 1.	Financial Statements.
------      ---------------------

                       PARK ELECTROCHEMICAL CORP.
                           AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS
                       (Amounts in thousands)

         	                               August 28,
                                             2005            February 27,
		                              (Unaudited)	           2005*
                                          -----------       -------------
ASSETS
Current assets:
 Cash and cash equivalents	              $77,990	         $86,071
 Marketable securities	                    121,911 	         103,507
 Accounts receivable, net	               32,260	          35,722
 Inventories (Note 2)	                     14,550	          15,418
 Prepaid expenses and other current assets    5,586              2,944
                                            --------	         --------
  Total current assets	                    252,297	         243,662

Property, plant and equipment, net	         59,554	          63,251

Other assets	                              344 	             398
                                            --------	         --------
  Total assets	                          $312,195	         $307,311
                                            ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable	                          $ 11,238	        $  15,121
 Accrued liabilities	                      18,821	           20,566
 Income taxes payable	                       6,709	            6,474
                                            --------	         --------
  Total current liabilities	                36,768	           42,161

Deferred income taxes	                       6,156	            5,042

Liabilities from discontinued operations
(Note 4)	                                  17,251	           17,251
                                            --------	         --------
  Total liabilities	                      60,175	           64,454

Stockholders' equity:
 Common stock	                             2,037	            2,037
 Additional paid-in capital	               136,087	          134,206
 Retained earnings	                     113,642	          105,450
 Treasury stock, at cost	                (2,204)	           (3,441)
 Accumulated other non-owner changes 	     2,458	            4,605
                                            --------	         --------
  Total stockholders' equity	               252,020	          242,857
                                            --------	         --------
  Total liabilities and stockholders'equity $312,195	         $307,311
                                            ========           ========

*The balance sheet at February 27, 2005 has been derived from the audited financial statements at that date.

See accompanying Notes to the Condensed Consolidated Financial Statements.


                        PARK ELECTROCHEMICAL CORP.
                            AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF EARNINGS
             (Amounts in thousands, except per share amounts)

	                               13 weeks ended	         26 weeks ended
	                                 (Unaudited)   	           (Unaudited)
                                     ---------------   	  ----------------
	                          August 28,   August 29,   August 28,   August 29,
                                  2005         2004          2005         2004
                                ---------	   ---------    ---------    ----------
Net sales	                     $52,442	    $51,098      $108,118     $109,616

Cost of sales	                40,847	     41,680        84,493	  86,486
                                --------     --------      --------     --------

Gross profit	                11,595	      9,418 	 23,625	  23,130
Selling, general and
 administrative expenses	     5,953	      6,521 	 12,222	  14,862
Realignment and severance charges
(Note 5)	                           -	          - 	  1,059	       -

Profit from operations	           5,642	      2,897 	 10,344	   8,268

Interest and other income	     1,483	        776 	  2,819	   1,427
                                --------     --------      --------     --------
Earnings from operations before
income taxes                 	     7,125	      3,673      	 13,163	   9,695

Income tax provision 	           1,068	        726 	  1,778	     727
					  --------     --------      --------     --------

Net earnings	               $ 6,057	    $ 2,947      $ 11,385	 $ 8,968
                                ========     ========      ========     ========

Earnings per share  (Note 6):
 Basic	                     $  0.30	    $   .15      $   0.57	 $  0.45
 Diluted 	                     $  0.30	    $   .15      $   0.57	 $  0.45

Weighted average number of
common and common equivalent
shares outstanding:
 Basic shares	                20,032	     19,885   	 19,989	  19,847
 Diluted shares	                20,223	     20,112 	 20,149	  20,090

Dividends per share	         $  0.08	    $  0.06      $   0.16	 $  0.12

  See accompanying Notes to the Condensed Consolidated Financial Statements.



                             PARK ELECTROCHEMICAL CORP.
                                 AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Amounts in thousands)

	                               13 weeks ended	         26 weeks ended
	                                (Unaudited)   	           (Unaudited)
                                    ---------------   	  ----------------
	                            August 28,  August 29,    August 28,  August 29,
                                    2005	       2004         2005         2004
                                  ---------   ---------     ---------   ----------
Common stock and paid-in capital
Balance, beginning of period	    $136,621    $135,745	$136,243 	$135,372
Stock option activity	             1,503 	   164	   1,881 	     537
                                  --------    --------      --------    --------
Balance, end of period	           138,124     135,909 	 138,124 	 135,909
					    --------    --------      --------    --------
Retained earnings
Balance, beginning of period	     109,184     113,749	 105,450 	 108,915
Net income	                         6,057 	 2,947 	  11,385 	   8,968
Dividends	                        (1,599)	(1,194)	  (3,193)	  (2,381)
                                  --------    --------      --------    --------
Balance, end of period	           113,642     115,502 	 113,642 	 115,502
                                  --------    --------      --------    --------

Accumulated other non-owner changes
Balance, beginning of period	       3,326 	3,547	        4,605    	  3,734
Net unrealized investment gains
(losses)                       	  (233)  	  342	         (236)   	   (246)
Translation adjustments	              (635)	 (904)	 (1,911)	   (503)
                                   --------  --------      --------    --------
Balance, end of period	             2,458 	2,985 	  2,458 	  2,985
                                   --------    --------    --------    --------

Treasury stock
Balance, beginning of period	      (2,968)    (3,693)	 (3,441)	 (4,125)
Stock option activity	               764 	  142         1,237 	    574
                                   --------    --------    --------    --------
Balance, end of period	            (2,204)    (3,551)	 (2,204)	 (3,551)
                                   --------    --------    --------    --------

Total stockholders' equity	    $252,020   $250,845      $252,020    $250,845
                                  =========  =========     =========   =========

    See accompanying Notes to the Condensed Consolidated Financial Statements.




                            PARK ELECTROCHEMICAL CORP.
                                AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                       26 Weeks Ended
                                                         (Unaudited)
                                                      ------------------
                                                 August 28,        August 29,
	                                              2005	          2004
                                                -----------       -----------
Cash flows from operating activities:
 Net earnings	                               $ 11,385 	       $  8,968
 Depreciation and amortization	                4,861	          5,124
 Change in operating assets and liabilities	   (1,984)	           (726)
                                                 ---------         ---------
Net cash provided by operating activities	          14,262       	   13,336
                                                 ---------         ---------
Cash flows from investing activities:
 Purchases of property, plant and
 equipment, net	                                  (1,967)	         (1,706)
 Purchases of marketable securities	               (24,670)	        (19,988)
 Proceeds from sales and maturities of
 marketable securities	                             6,000	         18,416
                                                 ---------         ---------
  Net cash used in investing activities	         (20,637)	         (3,278)
                                                 ---------         ---------
Cash flows from financing activities:
 Dividends paid	                                  (3,193)	         (2,381)
 Proceeds from exercise of stock options	           2,801	          1,111
                                                 ---------         ---------
  Net cash used in financing activities	            (392)	         (1,270)
                                                 ---------         ---------
Change in cash and cash equivalents before
 exchange rate changes	                            (6,767)	          8,818

Effect of exchange rate changes on cash
 and cash equivalents	                            (1,314)	             (8)
                                                 ---------         ---------
Change in cash and cash equivalents	                (8,081)	          8,810
Cash and cash equivalents, beginning of Period	    86,071          129,989
                                                 ---------         ---------
Cash and cash equivalents, end of period	        $ 77,990       	 $138,799
                                                 =========         =========

Supplemental cash flow information:
Cash paid (refunded) during the period for
 income taxes	                                 $ 2,131	       $ (1,426)

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

      The condensed consolidated balance sheet as of August 28, 2005, the consolidated statements of earnings and the consolidated statements of stockholders' equity for the 13 weeks and 26 weeks ended August 28, 2005 and August 29, 2004, and the condensed consolidated statements of cash flows for the 26 weeks then ended have been prepared by the Company, without audit. In the opinion of management, these unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at August 28, 2005 and the results of operations, stockholders' equity and cash flows for all periods presented.

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

2.	INVENTORIES

	Inventories consisted of the following:

	                                 August 28,	  February 27,
                                         2005              2005
                                      -----------       -----------
	Raw materials	                $ 6,168	          $ 6,436
	Work-in-process	                  3,393	            3,577
	Finished goods	                  4,628	            5,068
	Manufacturing supplies	              361	              337
	                                  $14,550	          $15,418

3.	STOCK OPTIONS

	As of August 28, 2005, the Company had two fixed stock option plans. All options under the plans had exercise prices equal to the market value of the underlying common stock of the Company on the dates of grants. The Company continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations for the plans. If compensation costs of the grants had been determined based upon the fair market value at the grant dates consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net earnings and earnings per share would have approximated the amounts shown below.



         	                    13 weeks ended	           26 weeks ended
                               ----------------           ----------------
	                       August 28,	August 29,	 August 28,	   August 29,
			   	       2005         2004          2005          2004
                             ---------    ---------    ---------     ----------
Net earnings	            $6,057	 $2,947	  $11,385	    $8,968
Deduct: Total stock-based
employee compensation
determined under fair value
based method for all awards,
net of tax effects	         399	    444	      838	       903
                                 ---          ---           ---          ---
Pro forma net income	      $5,658	 $2,503	  $10,547	  $  8,065
                             =======      =======       =======     ========
EPS-basic as reported	      $ 0.30	$  0.15	   $ 0.57	   $  0.45
                             =======      =======       =======     ========
EPS-basic pro forma	      $ 0.28	$  0.13	   $ 0.53	   $  0.41
                             =======      =======       =======     ========
EPS-diluted as reported	      $ 0.30      $  0.15	   $ 0.57	   $  0.45
                             =======      =======       =======     ========
EPS-diluted pro forma	      $ 0.28	$  0.12	   $ 0.52	   $  0.40
	                       =======      =======       =======     ========

4.	DISCONTINUED OPERATIONS

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

	Liabilities for discontinued operations as of the August 28, 2005 and February 27, 2005 consisted of the following:


	                                     August 28,      February 27,
	                                        2005             2005
                                           ---------        ---------
Current and other liabilities	              $ 5,157	       $5,157
Pension liabilities	                     12,094	       12,094
                                           ---------        ---------
  Total liabilities	                    $17,251	      $17,251



5.	REALIGNMENT AND SEVERANCE CHARGES

	During the 2006 fiscal year first quarter ended May 29, 2005, the Company recorded a $1,059 charge for one-time termination benefits for workforce reductions at its Neltec Europe SAS subsidiary in Mirebeau, France. During the 2006 fiscal year second quarter ended August 28, 2005, $456 of these benefits were paid. The remaining portion of these benefits is expected to be paid during the 2006 fiscal year third quarter. The related liability balance and activity through August 28, 2005 are set forth below.

                                          Charges                     8/28/05
	                    Severance	    Incurred or	               Remaining
                           Charges         Paid       Reversals     Liabilities
                          ----------   ------------   ----------    -----------
Neltec Europe SAS:

 Termination benefits	   $1,059	    $ 485	      $  -	         $574

	                     $1,059	     $485	      $  -	         $574
                          =========     ======	      =======        ======

	The Company recorded pre-tax charges of $1,934 and $6,504 during the first and second quarters, respectively, of fiscal year 2004 related to the realignment of its North American volume printed circuit materials operations in Newburgh, New York and Fullerton, California. During the fourth quarter of fiscal year 2004, the Company recorded pre-tax charges of $112 related to workforce reductions in Europe.
	The components of these charges and the related liability balances and activity through August 28, 2005 are set forth below.

                                                                      8/28/05
	                     Realignment 	 Charges 	  	         Remaining
                             Charges         Paid      Reversals    Liabilities
                           -----------    ---------    ---------    -----------
New York and California
 and other realignment
 charges:
Lease payments, taxes,
 utilities and other	    $7,292	      $ 1,800	  $  -	    $5,492
Severance payments	     1,258	        1,258	     -	         -
                            -------       --------      ------        --------
	                      $8,550	       $3,058	  $  -	    $5,492
                            =======       ========      ======        ========

	The severance payments were for the termination of hourly and salaried, administrative, manufacturing and support employees. Such employees were terminated during the 2004 fiscal year first, second and third quarters. The severance payments were paid to such employees in installments during fiscal year 2004. The lease charges covered one lease obligation payable through December 2004 and a portion of another lease obligation payable through September 2013. For the 13 weeks and 26 weeks ended August 28, 2005, the Company applied $170 and $305, respectively, of payments against the liability.


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

	The following table sets forth the basic and diluted weighted average number of shares of common stock and potential common stock equivalents outstanding during the periods specified:

	                      13 weeks ended    	         26 weeks ended
                       ------------------------     ------------------------
	                 August 28,    August 29,     August 28,    August 29,
                          2005         2004           2005           2004
                       ---------     ---------      ----------    ----------
Weighted average
shares outstanding
for basic EPS	      20,032	  19,885	     19,989	        19,847

Net effect of
dilutive options	         191	     227	        160	           243

				------        ------         ------         ------
Weighted average
shares outstanding
for diluted EPS	      20,223	  20,112	     20,149	        20,090
                        ======        ======         ======         ======

	Common stock equivalents, which were not included in the computation of diluted earnings per share because either the effect would have been antidilutive or the options' exercise prices were greater than the average market price of the common stock, were 241 and 67 for the 13 weeks ended August 28, 2005 and August 29, 2004, respectively, and 184 and 62 for the 26 weeks ended August 28, 2005 and August 29, 2004, respectively.

7.	BUSINESS SEGMENTS

	The Company considers itself to operate in one business segment because the Company's advanced composite materials business comprises less than 10% of the Company's assets, revenues and profit from operations on an absolute basis. The Company's printed circuit materials products are marketed primarily to leading independent printed circuit board fabricators, electronic manufacturing service companies, electronic contract manufacturers and major electronic original equipment manufacturers ("OEMs") located throughout North America, Europe and Asia. The Company's advanced composite materials customers, the majority of which are located in the United States, include OEMs, independent firms and distributors in the electronics, aerospace, and industrial industries.

	Sales are attributed to geographic region based upon the region from which the materials were shipped to the customer. Sales between geographic regions were not significant.

	Financial information concerning the Company's continuing operations by geographic region follows:

	                      13 weeks ended    	         26 weeks ended
                       ------------------------     ------------------------
	                 August 28,    August 29,     August 28,    August 29,
                          2005         2004           2005           2004
                       ---------     ---------      ----------    ----------
Sales:
North America	      $29,855	  $29,596	     $ 60,647	  $61,860
Europe	              7,911	    8,759	       16,249	   17,876
Asia	                   14,676        12,743	       31,222	   29,880
			      -------	  -------        --------      --------
  Total sales	      $52,442	  $51,098	     $108,118	 $109,616
                        =======       =======        ========      ========

	                               August 28,	        February 27,
	                                  2005	            2005
                                     ---------          -----------
Long-lived assets:
North America	                    $30,516	          $32,610
Europe	                            9,722	           10,856
Asia	                                 19,660	           20,183
                                     --------            --------

  Total long-lived assets	        $59,898	          $63,649
                                     ========            ========


8.	COMPREHENSIVE INCOME

	Total comprehensive income for the 13 weeks ended August 28, 2005 and August 29, 2004 was $5,189 and $2,385, respectively. Total comprehensive income for the 26 weeks ended August 28, 2005 and August 29, 2004 was $9,238 and $8,219, respectively. Comprehensive income consisted primarily of net income and foreign currency translation adjustments and unrealized gains and losses on marketable securities.

9.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

	In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 ("SFAS No. 154"), "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS No. 154 requires retrospective application to prior periods financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 will become effective for the Company's 2007 fiscal year and is not expected to have a material effect on the Company's Consolidated Financial Statements.

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

	In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and supersedes Accounting Principle Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values for fiscal years beginning after June 15, 2005 (as delayed by the Securities and Exchange Commission), with early adoption encouraged. For years beginning after June 15, 2005, the pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Under SFAS 123R, a determination must be made regarding the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. SFAS 123R permits a prospective application or two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS 123. The Company is required to adopt SFAS 123R in the first quarter of fiscal year 2007, at which time the Company will begin recognizing an expense for all unvested share-based compensation that has been issued. Under the retrospective options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The Company has not yet finalized its decision concerning the transition option it will utilize to adopt SFAS 123R and is in the process of evaluating the impact of FAS 123R on its financial statements.



Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         ---------------------

General:

	Park is a leading global advanced materials company which develops, manufactures and markets high technology digital and RF/microwave printed circuit materials and advanced composite materials for the electronics, military, aerospace, wireless communication, specialty and industrial markets. The Company's manufacturing facilities are located in Singapore, China (currently under construction), France (two facilities), Connecticut, New York, Arizona and California. The Company operates under the
FiberCote (Trademark), Nelco (Registered Trademark and Neltec
(Registered Trademark) names.

	The Company's net sales increased slightly in the three-month period ended August 28, 2005 and decreased slightly in the six-month period ended August 28, 2005 compared with last year's comparable periods as a result of decreases in sales by the Company's printed circuit materials operations in North America and Europe, although the Company achieved higher operating profits in the 2006 fiscal year second quarter and first half than in the 2005 fiscal year comparable periods. The Company's net earnings also increased in the three-month and six-month periods ended August 28, 2005 compared with last year's comparable periods.

	Although the condition of the global markets for the Company's printed circuit materials products improved somewhat in the second half of the 2004 fiscal year and the first half of the 2005 fiscal year, those markets weakened in the second half of the 2005 fiscal year and continued to be mixed in the first and second quarters of the 2006 fiscal year.
Consequently, sales of the Company's printed circuit materials operations declined in the 2006 fiscal year first quarter and first half compared to the 2005 fiscal year first quarter and first half. However, the military, aerospace, wireless communication and industrial markets for the Company's advanced composite materials business were healthy during the 2006 fiscal year first and second quarters, and, as a result, sales of the Company's advanced composite materials increased in the first quarter and first half of the 2006 fiscal year compared to the comparable periods in the prior fiscal year.

	Despite mixed conditions in almost all markets for sophisticated printed circuit materials, the Company's operating profits in the 2006 fiscal year second quarter and first half were greater than its operating profits in the 2005 fiscal year second quarter and first half as a result of the Company's reductions of its costs and expenses and higher percentages of sales of higher margin, high temperature printed circuit materials products.

	While the global markets for the Company's printed circuit materials continue to be very difficult to forecast, the Company believes that the condition of the global markets for the Company's printed circuit materials in the 2006 fiscal year third quarter is similar to the condition of such markets during the 2006 fiscal year first and second quarters and the 2005 fiscal year third and fourth quarters. On the other hand, the military, aerospace and specialty applications markets for the Company's advanced composite materials business continued to be healthy during the 2006 fiscal year second quarter. The Company believes that the markets for its advanced composite materials will continue to be healthy during the 2006 fiscal year third quarter.

	The Company continues to invest its human and financial resources in the higher technology portions of its printed circuit materials business and in its advanced composite materials business. During the 2005 fiscal year, the Company installed one of its latest generation, high technology treaters in its newly expanded facility in Singapore; and during the 2006 fiscal year second quarter, the Company completed the installation of an additional treater at its FiberCote advanced composite materials facility in Waterbury, Connecticut, which has significantly increased FiberCote's treating capacity.

	While the Company continued to expand and invest in its business in Asia during the 2005 fiscal year, it made additional adjustments to its volume printed circuit materials businesses, particularly in North America, which resulted in workforce reductions at the Company's North American and European volume printed circuit materials operations. In addition, in the 2006 fiscal year first and second quarters, the Company reduced the size of the workforce at its Neltec Europe SAS subsidiary in Mirebeau, France, as a result of further deterioration of the European market for high technology printed circuit materials.

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

	The Company believes that an evaluation of its ongoing operations would be difficult if the disclosure of its financial results were limited to generally accepted accounting principles ("GAAP") financial measures, which include special items, such as realignment and severance charges and the gains on the insurance claim settlement and the sale of real estate. Accordingly, in addition to disclosing its financial results determined in accordance with GAAP, the Company discloses non-GAAP operating results that exclude certain items in order to assist its shareholders and other readers in assessing the Company's operating performance, since the Company's on-going, normal business operations do not include such special items. Such non-GAAP financial measures are provided to supplement the results provided in accordance with GAAP.

Three and Six Months Ended August 28, 2005 Compared with Three and Six Months Ended August 29, 2004:

	The Company's total net sales increased in Asia and North America and declined in Europe during the three-month period ended August 28, 2005 compared to the three-month period ended August 29, 2004 and increased in Asia and declined in Europe and North America during the six-month period ended August 28, 2005 compared to the six-month period ended August 29, 2004. The Company's net sales of printed circuit materials increased in Asia and declined in Europe and North America during the three-month and six-month periods ended August 28, 2005 compared to the three-month and six-month periods ended August 29, 2004, although the Company's total sales of printed circuit materials during the three-month period ended August 28, 2005 were higher than such sales during the prior year's third and fourth quarters; and the net sales of the Company's advanced composite materials business increased during the three-month and six-month periods ended August 28, 2005 compared to the three-month and six-month periods ended August 27, 2004. Sales of advanced composite materials increased to 8% of the Company's total net sales worldwide in the three-month and six-month periods ended August 28, 2005 quarter compared to 7% of the Company's total net sales worldwide in the 2005 fiscal year comparable periods.

	Despite the reduced sales in the six-month period ended August 28, 2005, the Company realized lower costs of sales and higher gross profits in the three-month and six-month periods ended August 28, 2005 than in the three-month and six-month periods ended August 29, 2004.

		The Company's gross profits in the three-month and six-month periods ended August 28, 2005 were higher than the gross profits in the prior year's comparable periods primarily as a result of higher percentages of sales of higher margin, high temperature printed circuit material products and the Company's reduction of its operating costs. In addition, significant reductions in selling, general and administrative expenses also enabled the Company to report profits from operations and net earnings for the three-month and six month periods ended August 28, 2005 in amounts that were higher than profits from operations and net earnings for the three-month and six-month periods ended August 29, 2004, although the results for the six-month period ended August 28, 2005 were negatively affected by the $1.1 million employment termination benefits charge related to a workforce reduction at the Company's Neltec Europe SAS facility in France.

	Results of Operations

	The Company's total net sales for the three-month period ended August 28, 2005 increased 3% to $52.4 million from $51.1 million for last fiscal year's comparable period. Sales volumes increased 15% in Asia and 1% in North America and decreased 10% in Europe during the 2006 fiscal year second quarter compared to the sales for the same period in the prior year. Total net sales in the 2006 fiscal year second quarter were 4% and 2% higher than the sales in the prior year's third and fourth quarters, respectively. The Company's total net sales for the six-month period ended August 28, 2005 decreased 1% to $108.1 million from $109.6 million for last fiscal year's comparable period.

	The Company's foreign operations accounted for $22.6 million and $47.5 million, respectively, of net sales, or 43% and 44% of the Company's total net sales worldwide, during the three-month and six-month periods ended August 28, 2005 compared with $21.5 million and $47.8 million, respectively, of net sales, or 42% and 44%, respectively, of total net sales worldwide, during last year's comparable periods. Net sales by the Company's foreign operations during the three-month and six-month periods ended August 28, 2005 increased 5% and decreased 1%, respectively, from the 2005 fiscal year comparable periods, as a result of increases in sales in Asia during the three-month period and as a result of lower sales in Europe during the six-month period.

	For the three-month period ended August 28, 2005, the Company's sales in North America, Asia and Europe were 57%, 28% and 15%, respectively, of the Company's total net sales worldwide compared with 58%, 25% and 17%, respectively, for the three-month period ended August 29, 2004; and for the six-month period ended August 28, 2005, the Company's sales in North America, Asia and Europe were 56%, 29% and 15% of the Company's total net sales worldwide compared with 57%, 27% and 16%, respectively, for the six-month period ended August 29, 2004. The Company's sales in North
America increased 1%, its sales in Asia increased 15% and its sales in Europe decreased 10% in the three-month period ended August 28, 2005 compared with the three-month period ended August 29, 2004, and its sales in North America and Europe decreased 2% and 9%, respectively, and its sales in Asia increased 4% in the six-month period ended August 28, 2005 compared with the six-month period ended August 29, 2004.

	The overall gross profit as a percentage of net sales for the Company's worldwide operations improved to 22.1% and 21.9%, respectively, for the three months and six months ended August 28, 2005 compared with 18.4% and 21.1% for last fiscal year's comparable periods. The improvements in the gross profit margins were attributable to increased sales volumes in the three months ended August 28, 2005, higher percentages of sales of higher margin, high performance printed circuit materials products, and reductions of the Company's operating costs.

	During the three-month and six-month periods ended August 28, 2005, the Company's total net sales worldwide of high temperature printed circuit materials, which include high performance (non-FR4) materials, were 96% and 96%, respectively, of the Company's total net sales worldwide of printed circuit materials, compared with 94% and 93%, respectively, for last fiscal year's comparable periods; while the Company's net sales of such high temperature printed circuit materials in North America were 97% and 97%, respectively, of the Company's total net sales of printed circuit materials in North America, compared with 95% and 94%, respectively, for last fiscal year's comparable periods; and the Company's net sales of such materials in Asia and Europe combined, were 94% and 94%, respectively, of the Company's total net sales of printed circuit materials in Asia and Europe combined, compared with 92% and 92%, respectively, for last fiscal year's comparable periods.

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

	During the three-month and six-month periods ended August 28, 2005, the Company's total net sales worldwide of high performance (non-FR4) printed circuit materials were 39% and 38%, respectively, of the Company's total net sales worldwide of printed circuit materials, compared with 37% and 35%, respectively, for last fiscal year's comparable periods; while the Company's net sales of such high performance printed circuit materials in North America were 46% and 45%, respectively, of the Company's total net sales of printed circuit materials in North America, compared with 44% and 42%, respectively, for last fiscal year's comparable periods; and the Company's net sales of such materials in Asia and Europe combined, were 32% and 31%, respectively, of the Company's total net sales of printed circuit materials in Asia and Europe combined, compared with 30% and 27%, respectively, for last fiscal year's comparable periods.

	The Company's cost of sales decreased by 2% in the three-month and six-month periods ended August 28, 2005, despite higher sales and higher production volumes in the three-month period, compared to the comparable periods in the prior fiscal year as a result of cost reduction measures implemented by the Company, including workforce reductions.

	Selling, general and administrative expenses decreased by $0.6 million and $2.6 million, respectively, or by 9% and 18%, during the three-month period and six-month period, respectively, ended August 28, 2005 compared with last fiscal year's comparable periods, and these expenses, measured as percentages of sales, were 11.3% and 11.4%, respectively, during the three-month and six-month periods ended August 28, 2005 compared with 12.7% and 13.6%, respectively, during last fiscal year's comparable periods. The decreases in selling, general and administrative expenses in the 2006 fiscal year periods were results of decreases in almost all categories of expenses.

	The Company incurred a charge of $1.1 million, for which there was no tax benefit, during the 2006 fiscal year first quarter for employment termination benefits related to a workforce reduction at its Neltec Europe SAS subsidiary in Mirebeau, France.

	For the reasons set forth above, the Company's profit from operations was $5.6 million for the three months ended August 28, 2005 compared to profit from operations of $2.9 million for the three months ended August 29, 2004, and its profit from operations was $10.3 million for the six months ended August 28, 2005, including the $1.1 million employment termination benefits charge described above, compared with profit from operations of $8.3 million for the six months ended August 29, 2004.

	Interest and other income, net, principally investment income, was $1.5 million and $2.8 million, respectively, for the three-month and six-month periods ended August 28, 2005 compared with $0.8 million and $1.4 million, respectively, for last fiscal year's comparable periods. The increases in investment income were attributable principally to higher prevailing interest rates during the 2006 fiscal year first and second quarters than during the 2005 fiscal year first and second quarters. The Company's investments were primarily short-term taxable instruments and money market funds.

	The Company's effective income tax rates for the three-month and six-month periods ended August 28, 2005 were 15.0% and 13.5%, respectively, compared with effective income tax rates of 19.8% and 7.5% for the three months and six months ended August 29, 2004. The lower tax provision for the three-month period ended August 28, 2005 was primarily the result of the expected full utilization of net operating loss carry-forwards in the United States, while the higher provision for the six-month period ended August 28, 2005 was primarily the result of higher taxable income in jurisdictions with higher income tax rates.

	The Company's net earnings for the three months ended August 28, 2005 were $6.1 million compared to net earnings of $2.9 million for the three months ended August 29, 2004, and net earnings for the six months ended August 28, 2005 were $11.4 million, including the $1.1 million employment termination benefits charge described above, compared with net earnings of $9.0 million for the six-month period ended August 29, 2004.

	Basic and diluted earnings per share were $0.30 and $0.57 for the three-month period and six-month period, respectively, ended August 28, 2005, compared to basic and diluted earnings per share of $0.15 and $0.45, respectively, for the three-month period and six-month period, respectively, ended August 29, 2004.

Liquidity and Capital Resources:

	At August 28, 2005, the Company's cash and temporary investments were $199.9 million compared with $189.6 million at February 27, 2005, the end of the Company's 2005 fiscal year. The increase in the Company's cash and investment position at August 28, 2005 was attributable to cash generated by operating activities, partially offset by purchases of property, plant and equipment and the payment of dividends. The Company's working capital
(which includes cash and temporary investments) was $215.5 million at August 28, 2005 compared with $201.5 million at February 27, 2005. The increase in working capital at August 28, 2005 compared to February 27, 2005 was due principally to the increase in cash and temporary investments and an increase in prepaid expenses and other current assets and decreases in accounts payable and accrued liabilities partially offset by decreases in accounts receivable and inventories. The increase in prepaid expenses and other assets was primarily attributable to increases in prepaid income taxes, prepaid insurance and prepaid property taxes. The decrease in accounts payable was the result of the timing of the Company's payment of its payables, and the decrease in accrued liabilities was primarily the result of payments for workers' compensation insurance. The decrease in accounts receivable was primarily due to lower sales volumes during the last several weeks of the second quarter compared to sales volumes for the last several weeks of the quarter ended February 27, 2005, and the decrease in inventories was a result of reduced levels of raw materials, work-in-process and finished goods on hand. The Company's current ratio (the ratio of current assets to current liabilities) was 6.9 to 1 at August 28, 2005 compared to 5.8 to 1 at February 27, 2005.

	During the six months ended August 28, 2005, net earnings from the Company's operations, before depreciation and amortization, of $16.2 million and a net increase in working capital items, resulted in $13.9 million of cash provided by operating activities. During the same six-month period, the Company expended $2.0 million for the purchase of property, plant and equipment compared with $1.7 million for the six-month period ended August 29, 2004. In addition, the Company paid $3.2 million in dividends on its common stock in the six-month period ended August 28, 2005 compared to $2.4 million in the six-month period ended August 29, 2004. The higher amount in the six-month period ended
August 28, 2005 was the result of an increase in the dividend rate from $0.06 to $0.08 per share declared in the 2005 fiscal year third quarter. Net expenditures for property, plant and equipment were $3.3 million in the 2005 fiscal year, $2.4 million in the 2004 fiscal year and $6.4 million in the 2003 fiscal year.

	At August 28, 2005 and at February 27, 2005, the Company had no long-term debt.

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

	The Company's contractual obligations and other commercial commitments to make future payments under contracts, such as lease agreements, consist only of operating lease commitments. The Company has no long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments or contingent commitments, other than two standby letters of credit in the total amount of $2.0 million to secure the Company's obligations under its workers' compensation insurance program and certain limited energy purchase contracts intended to protect the Company from increased utilities costs.

	As of August 28, 2005, there were no material changes outside the ordinary course of the Company's business in the Company's contractual obligations disclosed in Item 7 of Part II of its Form 10-K Annual Report for the fiscal year ended February 27, 2005.

Off-Balance Sheet Arrangements:

	The Company's liquidity is not dependent on the use of, and the Company is not engaged in, any off-balance sheet financing arrangements, such as securitization of receivables or obtaining access to assets through special purpose entities.

Environmental Matters:

	In the six-month periods ended August 28, 2005 and August 29, 2004, the Company charged less than $0.1 million against pretax income for environmental remedial response and voluntary cleanup costs (including legal fees). While annual expenditures have generally been constant from year to year and may increase over time, the Company expects it will be able to fund such expenditures from available cash. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At August 28, 2005 and February 27, 2005, the recorded liability in liabilities from discontinued operations for environmental matters related to Dielektra was $2.1 million and the recorded liability in accrued liabilities for environmental matters was $2.2 million. Management does not expect that environmental matters will have a material adverse effect on the liquidity, capital resources, business, consolidated results of operations or consolidated financial position of the Company.

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


General

	The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent liabilities.
On an on-going basis, the Company evaluates its estimates, including those related to sales allowances,allowances for bad debts, inventories, valuation of long-lived assets, income taxes, restructurings, pensions and other employee benefit programs, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonableunder the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Factors that May Affect Future Results.
---------------------------------------

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

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.
------      ----------------------------------------------------------

	The Company's market risk exposure at August 28, 2005 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended February 27, 2005.

Item 4.	Controls and Procedures.
-------     ------------------------

  (a) Disclosure Controls and Procedures.

	The Company's management, with the participation of the Company's Chief Executive Officer and Chief Accounting Officer (the person currently performing the functions similar to those performed by a principal financial officer), has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of August 28, 2005, the end of the quarterly fiscal period covered by this quarterly report. Based on such evaluation, the Company's Chief
Executive Officer and Chief Accounting Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing,summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange
Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

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



                            PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.
-------     ------------------

	None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
-------     -----------------------------------------------------------

	The following table provides information with respect to shares of the Company's Common Stock acquired by the Company during each month included in the Company's 2006 fiscal year second quarter ended August 28, 2005.

                                                                Maximum Number (or
                                            Total Number of     Approximate Dollar
                                              Shares (or         Value) of Shares
                                           Units) Purchased      (or Units) that
            Total Number      Average         as Part of            May yet Be
             of Shares       Price paid       Publicly           Purchased Under
            (or units)       per Share      Announced Plan        the Plans or
  Period     Purchased        or unit)       or Programs            Programs
  -------    ---------       ---------       -----------         -------------
May 30 -
June 30	   0	             -               0

July 1-31	   2,880(a)	      $25.98	     0

August 1-28	   0	             -	           0

Total	         2,880(a)	      $25.98	     0	            2,000,000(b)

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

Item 3.	Defaults Upon Senior Securities.
-------     --------------------------------

None.

Item 4.	Submission of Matters to a Vote of Security Holders.
-------     ----------------------------------------------------

	At the Annual Meeting of Shareholders held on July 20, 2005.

	(a) the persons elected as directors of the Company and the voting for such persons were as follows:


    		                                    	Authority
            Name                  Votes For           Withheld
            ----                  ---------           ---------
	Dale Blanchfield	          16,856,503	 	  36,149
	Anthony Chiesa	          15,957,962	       934,690
	Lloyd Frank	                16,447,857	       444,795
	Brian E. Shore	          16,827,331	        65,321
	Steven T. Warshaw	          16,788,024	       104,628

Item 5.	Other Information.
-------     ------------------

None.

Item 6.	Exhibits.
-------     ---------

	31.1	Certification of Chief Executive Officer pursuant to Exchange
	Act Rule 13a-14(a) or 15d-14(a).

	31.2	Certification of Chief Accounting Officer pursuant to Exchange
	Act Rule 13a-14(a) or 15d-14(a).

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C.
	Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Accounting Officer pursuant to 18 U.S.C.
	Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.




                               SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



								Park Electrochemical Corp.
								--------------------------
								      (Registrant)


								/s/Brian E. Shore
Date:  October 6, 2005				    ---------------------------
								      Brian E. Shore
								      President and
								  Chief Executive Officer


								/s/James W. Kelly
Date:  October 6, 2005				    ---------------------------
								     James W. Kelly
							   Vice President, Taxes and Planning
								 Chief Accounting Officer






EXHIBIT INDEX


Exhibit No. 	Name	                                     	Page
-----------       ----                                       	----

31.1			Certification of Chief Executive Officer
			pursuant to Exchange Act Rule 13a-14(a) or
			15d-14(a)....................................	 28

31.2			Certification of Chief Accounting Officer
			pursuant to Exchange Act Rule 13a-14(a) or
			15d-14(a)....................................	 30

32.1			Certification of Chief Executive Officer
			pursuant to 18 U.S.C. Section 1350, as
			adopted pursuant to Section 906 of the
			Sarbanes-Oxley Act of 2002...................  	 32

32.2			Certification of Chief Accounting Officer
			pursuant to 18 U.S.C. Section 1350, as
			adopted pursuant to Section 906 of the
			Sarbanes-Oxley Act of 2002...................	 33