Form 10-Q
period 2005-11-27
PARK ELECTROCHEMICAL CORP
filed 2006-01-05
CIK 76267

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q


(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 2005

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,107,696 as of January 3, 2006.





                   PARK ELECTROCHEMICAL CORP.
                        AND SUBSIDIARIES

                        TABLE OF CONTENTS

                                                          Page
PART I.    FINANCIAL INFORMATION:                         Number

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets
           November 27, 2005 (Unaudited) and February 27,
           2005                                             3

           Consolidated Statements of Earnings
           13 weeks and 39 weeks ended November 27, 2005
           and November 28, 2004 (Unaudited)                4

           Consolidated Statements of Stockholders'
           Equity 13 weeks and 39 weeks ended
           November 27, 2005  5 and November 28, 2004
           (Unaudited)                                       5

           Condensed Consolidated Statements of Cash
           Flows 39 weeks ended November 27, 2005
           and November 28, 2004 (Unaudited)                 6

           Notes to Condensed Consolidated Financial
           Statements (Unaudited)                            7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations     14

           Factors That May Affect Future Results            24

  Item 3.  Quantitive and Qualitative Disclosures About
           Market Risk                                       24

  Item 4.  Controls and Procedures                           25

PART II.   OTHER INFORMATION:

  Item 1.  Legal Proceedings                                 26

  Item 2.  Unregistered Sales of Equity Securities and
           Use of Proceeds                                   26

  Item 3.  Defaults Upon Senior Securities                   26

  Item 4.  Submission of Matters to a Vote of Security
           Holders                                           26

  Item 5.  Other Information                                 26

  Item 6.  Exhibits                                          27

SIGNATURES                                                   28

EXHIBIT INDEX                                                29



                  PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements.

                   PARK ELECTROCHEMICAL CORP.
                        AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS
                     (Amounts in thousands)

                                           November 27,
                                               2005       February 27,
                                           (Unaudited)       2005*
ASSETS
Current assets:
 Cash and cash equivalents                   $87,058         $86,071
 Marketable securities                       119,837         103,507
 Accounts receivable, net                     36,944          35,722
 Inventories (Note 2)                         14,155          15,418
 Prepaid expenses and other current assets     3,620           2,944
                                             -------         -------
  Total current assets                       261,614         243,662

Property, plant and equipment, net            58,503          63,251

Other assets                                   2,484             398
                                             -------         -------
  Total assets                              $322,601        $307,311
                                            ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                           $ 14,020       $  15,121
 Accrued liabilities                          19,341          20,566
Dividends payable (Note 11)                  20,107               -
 Income taxes payable                          7,337           6,474
                                             -------         -------
  Total current liabilities                   60,805          42,161

Deferred income taxes                          5,039           5,042

Liabilities from discontinued
operations (Note 4)                           17,252          17,251
                                             -------         -------
  Total liabilities                           83,096          64,454

Stockholders' equity:
 Common stock                                  2,037           2,037
 Additional paid-in capital                  137,145         134,206
 Retained earnings                           101,672         105,450
 Treasury stock, at cost                      (2,436)         (3,441)
 Accumulated other non-owner changes           1,087           4,605
                                             -------         -------
  Total stockholders' equity                 239,505         242,857
                                             -------         -------
  Total liabilities and stockholer's equity $322,601        $307,311
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

See accompanying Notes to the Condensed Consolidated Financial
Statements.


                   PARK ELECTROCHEMICAL CORP.
                        AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS
        (Amounts in thousands, except per share amounts)

                                 13 weeks ended         39 weeks ended
                                    (Unaudited)            (Unaudited)
                               November   November    November  November
                                  27,       28,         27,       28,
                                 2005      2004        2005      2004

Net sales                       $57,159   $50,359     $165,277   $159,975

Cost of sales                    41,867    40,519      126,360    127,005
                                -------   -------     --------   --------
Gross profit                     15,292     9,840       38,917     32,970
Selling, general and
 administrative expenses          6,092     6,282       18,314     21,144
Realignment and severance
charges (Note 5)                      -       625        1,059        625

Gain on insurance settlement
(Note 10)                             -    (4,745)           -     (4,745)
                                -------   --------     --------   --------
Profit from operations            9,200     7,678        19,544    15,946


Interest and other income         1,562       971         4,381     2,398
                                -------    ------       -------   --------
Earnings before income taxes     10,762     8,649        23,925    18,344

Income tax provision, (Note 12)   1,017       957         2,795      1,684
                                -------   -------      --------   --------
Net earnings                    $ 9,745   $ 7,692      $ 21,130   $ 16,660
                                =======   =======      ========   ========

Earnings per share  (Note 6):
Basic                           $  0.48   $   .39      $   1.06    $  0.84
 Diluted                        $  0.48   $   .38      $   1.05    $  0.83

Weighted average number of
common and common equivalent
shares outstanding:
  Basic shares                   20,099    19,901        20,026     19,866
  Diluted shares                 20,251    20,061        20,183     20,081

Dividends declared per share
(Note 11)                       $  1.08   $  1.14      $   1.24    $  1.26

See accompanying Notes to the Condensed Consolidated Financial
Statements.




                   PARK ELECTROCHEMICAL CORP.
                        AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (Amounts in thousands)

                                      13 weeks ended            39 weeks ended
                                        (Unaudited)              (Unaudited)
                                 November   November    November   November
                                    27,        28,         28,         28,
                                   2005       2004        2005        2004
Common stock and paid-in capital
Balance, beginning of period      $138,124   $135,909   $136,243   $135,372
Stock option activity                1,058        317      2,939        854
                                  --------   --------   --------   --------
Balance, end of period             139,182    136,226    139,182    136,226
                                  --------   --------   --------   --------
Retained earnings
Balance, beginning of period       113,642    115,502    105,450    108,915
Net income                           9,745      7,692     21,130     16,660
Dividends                          (21,715)   (22,688)   (24,908)   (25,069)
                                  --------    --------   --------   --------
Balance, end of period             101,672    100,506    101,672    100,506
                                  --------   --------    --------   --------
Accumulated other non-owner changes
Balance, beginning of period         2,458      2,985      4,605      3,734
Net unrealized investment
gains (losses)                         (82)      (152)      (318)      (398)
Translation adjustments             (1,289)     1,915     (3,200)      1,412
                                   --------   --------   --------   --------
Balance, end of period               1,087      4,748      1,087       4,748
                                   --------   --------   --------   --------
Treasury stock
Balance, beginning of period        (2,204)    (3,551)    (3,441)     (4,125)
Stock option activity                 (232)        95      1,005         669
                                   --------   --------   --------    --------
Balance, end of period              (2,436)    (3,456)    (2,436)     (3,456)
                                   --------   --------   --------    --------
Total stockholders' equity         $239,505    $238,02   $239,505    $238,024
                                   ========    =======   ========    ========

See accompanying Notes to the Condensed Consolidated Financial
Statements.





                   PARK ELECTROCHEMICAL CORP.
                        AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Amounts in thousands)

                                              39 Weeks Ended
                                                (Unaudited)
                                          November 27,    November 28,
                                              2005            2004
Cash flows from operating activities:
 Net earnings                               $ 21,130        $ 16,660
 Depreciation and amortization                 7,419           7,698
 Gain from insurance settlement                               (4,745)
 Proceeds from insurance settlement                            5,816
 (Gain) loss on sale of fixed assets             (45)             23
 Change in operating assets and liabilities   (4,735)         (5,479)
                                            --------        --------

Net cash provided by operating activities     23,769          19,973
                                            --------        --------

Cash flows from investing activities
 Purchases of property, plant and
  equipment, net                              (3,805)         (2,369)
 Proceeds from sales of fixed assets              64              20
 Purchases of marketable securities          (30,656)        (28,983)
 Proceeds from sales and maturities
  of marketable securities                    14,000          25,924
                                            --------        --------
  Net cash used in investing activities      (20,397)         (5,408)
                                            --------        --------

Cash flows from financing activities:
 Dividends paid                               (4,801)         (3,575)
 Proceeds from exercise of stock options       3,945           1,523
                                            --------        --------
  Net cash used in financing activities         (856)         (2,052)
                                            --------        --------
Change in cash and cash equivalents before
 exchange rate changes                         2,516          12,513

Effect of exchange rate changes on cash
 and cash equivalents                         (1,529)            497
                                            --------        --------
Change in cash and cash equivalents              987          13,010
Cash and cash equivalents, beginning of
Period                                        86,071         129,989
                                            --------        --------
Cash and cash equivalents, end of period    $ 87,058        $142,999
                                            ========        ========
Supplemental cash flow information:
Cash paid (refunded) during the period
for income taxes                            $  3,642        $   (541)

See accompanying Notes to the Condensed Consolidated Financial
Statements.




                   PARK ELECTROCHEMICAL CORP.
                        AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
        (Amounts in thousands, except per share amounts)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of November 27, 2005, the consolidated statements of earnings and the consolidated statements of stockholders' equity for the 13 weeks and 39 weeks ended November 27, 2005 and November 28, 2004, and the condensed consolidated statements of cash flows for the 39 weeks then ended have been prepared by the Company, without audit. In the opinion of management, these unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at November 27, 2005 and the results of operations, stockholders' equity and cash flows for all periods presented.

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

2.   INVENTORIES

     Inventories consisted of the following:

                              November 27,    February 27,
                                 2005             2005

     Raw materials            $ 5,869            $ 6,436
     Work-in-process            3,157              3,577
     Finished goods             4,756              5,068
     Manufacturing supplies       373                337
                              -------            -------
                              $14,155            $15,418
                              =======            =======

3.   STOCK OPTIONS

     As of November 27, 2005, the Company had two fixed stock option plans. All options under the plans had exercise prices equal to the market value of the underlying common stock of the Company on the dates of grants. The Company continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations for the plans. If compensation costs of the grants had been determined based upon the fair market value at the grant dates consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net earnings and earnings per share would have approximated the amounts shown below.

                                13 weeks ended     39 weeks ended
                            November  November   November    November
                               27,       28,        27,         28,
                              2005      2004       2005        2004
 Net earnings               $9,745     $7,692    $21,130     $16,660
 Deduct: Total stock-based
 employee compensation
 determined under fair
 value based method for all
 awards, net of tax effects    398        462      1,236       1,365
                            ------     ------    -------     -------
 Pro forma net income       $9,347     $7,230    $19,894      $15,295
                            ======     ======    =======      =======
 EPS-basic as reported      $ 0.48     $ 0.39    $  1.06      $  0.84
 EPS-basic pro forma        $ 0.47     $ 0.36    $  0.99      $  0.77
 EPS-diluted as reported    $ 0.48     $ 0.38    $  1.05      $  0.83
 EPS-diluted pro forma      $ 0.46     $ 0.36    $  0.99      $  0.76

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

     Liabilities for discontinued operations as of November 27, 2005 and February 27, 2005 consisted of the following:

                              November 27,    February 27,
                                 2005            2005
Current and other liabilities   $ 5,158         $ 5,157
Pension liabilities              12,094          12,094
                                -------         -------
 Total liabilities              $17,252         $17,251

5.   REALIGNMENT AND SEVERANCE CHARGES

     During the 2006 fiscal year first quarter ended May 29, 2005, the Company recorded a $1,059 charge for one-time employment termination benefits for workforce reductions at its Neltec Europe SAS subsidiary in Mirebeau, France. During the 2006 fiscal year third quarter ended November 27, 2005 and during the nine months ended November 27, 2005, $189 and $674, respectively, of these benefits were paid. The remaining portion of these benefits is expected to be paid during the 2006 fiscal year fourth quarter. The related liability balance and activity through November 27, 2005 are set forth below.

                                                           11/27/05
                      Severance    Charges                Remaining
                       Charges      Paid      Reversals  Liabilities
>                      <c>         <c>          <c>         <c>
Neltec Europe SAS:

Termination benefits    $1,059      $674        $  -         $385
                        ------      ----        ----         ----
                        $1,059      $674        $  -         $385
                        ======      ====        ====         ====

    The  Company  recorded pre-tax charges of $1,934 and  $6,504 during the first and second quarters, respectively, of fiscal year 2004 related to the realignment of its North American volume printed circuit materials operations in Newburgh, New York and Fullerton, California. During the fourth quarter of fiscal year 2004, the Company recorded pre-tax charges of $112 related to workforce reductions in Europe. The components of these charges and the related liability balances and activity through November 27, 2005 are set forth below.

                                                           11/27/05
                       Realignment   Charges               Remaining
                        Charges        Paid    Reversals  Liabilities
New York and
California and other
realignment charges:
Lease payments, taxes,
utilities and other      $7,292      $1,923     $  -       $5,369
Severance payments        1,258       1,258        -            -
                         ------      ------     -----      ------
                         $8,550      $3,181     $  -       $5,369
                         ======      ======     =====      ======

  The severance payments were for the termination of hourly and salaried, administrative, manufacturing and support employees. Such employees were terminated during the 2004 fiscal year first, second and third quarters. The severance payments were paid to such employees in installments during fiscal year 2004. The lease charges covered one lease obligation payable through December 2004 and a portion of another lease obligation payable through September 2013. For the 13 weeks and 39 weeks ended November 27, 2005, the Company applied $123 and $428, respectively, of payments against the liability.

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

     The following table sets forth the basic and diluted weighted average number of shares of common stock and potential common stock equivalents outstanding during the periods specified:

                             13 weeks ended     39 weeks ended
                          November  November  November   November
                             27,       28,       27,        28,
                            2005      2004      2005       2004
     Weighted average
      shares outstanding
      for basic EPS       20,099     19,901    20,026     19,866

     Net effect of
      dilutive options       152        160       157        215
                          ------     ------    ------     ------
     Weighted average
      shares outstanding
      for diluted EPS     20,251     20,061    20,183     20,081
                          ======     ======    ======     ======

     Common stock equivalents, which were not included in the computation of diluted earnings per share because either the effect would have been antidilutive or the options' exercise prices were greater than the average market price of the common stock, were 22 and 133 for the 13 weeks ended November 27, 2005 and November 28, 2004, respectively, and 130 and 85 for the 39 weeks ended November 27, 2005 and November 28, 2004, respectively.

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

     Financial information concerning the Company's continuing operations by geographic region follows:

                          13 weeks ended            39 weeks ended
                     November 27, November 28, November 27, November 28,
                        2005         2004         2005          2004
      Sales:
      North America     $32,651    $28,257      $ 93,298      $90,117
      Europe              8,851      8,469        25,100       26,345
      Asia               15,657     13,633        46,879       43,513
                        -------    -------      --------      -------
        Total sales     $57,159    $50,359      $165,277     $159,975

                                 November 27,   February 27,
                                    2005           2005
     Long-lived assets:
     North America                 $31,327        $32,610
     Europe                          9,253         10,856
     Asia                           20,407         20,183
                                   -------        -------
       Total long-lived assets     $60,987        $63,649

8.   COMPREHENSIVE INCOME

     Total comprehensive income for the 13 weeks ended November 27, 2005 and November 28, 2004 was $8,374 and $9,455,
     respectively. Total comprehensive income for the 39 weeks ended November 27, 2005 and November 28, 2004 was $17,612 and $17,674, respectively. Comprehensive income consisted primarily of net income and foreign currency translation adjustments and unrealized gains and losses on marketable securities.

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

11.   DIVIDENDS DECLARED

     On October 19, 2005, the Company announced that its Board of Directors had declared a special cash dividend of $1.00 per share, which was paid December 15, 2005 to stockholders of record at the close of business on November 15, 2005. This dividend was in addition to the regular quarterly cash dividend of $0.08 per share that the Company announced on September 16, 2005 and paid November 1, 2005. At the quarter ended November 27, 2005, the Company recorded a $20,107 dividend payable for the special dividend of $1.00 paid December 15, 2005.

     On October 25, 2004, the Company announced that its Board of Directors had declared a special cash dividend of $1.00 per share and an increase in the Company's regular quarterly dividend to $0.08 per share. The special cash dividend of $1.00 per share was paid December 15, 2004 to stockholders of record at the close of business on November 15, 2004. The $0.08 per share dividend was paid February 8, 2005 to stockholders of record at the close of business on January 6, 2005. These dividends were in addition to the regular quarterly cash dividend of $0.06 per share that the Company announced on September 16, 2004 and paid November 2, 2004. At the quarter ended November 28, 2004, the Company recorded a $21,494 dividend payable for the special dividend of $1.00 paid December 15, 2004 and the regular quarterly $0.08 dividend paid February 8, 2005.

12.  INCOME TAX PROVISION

     As part of its quarterly evaluation of deferred tax assets, the Company recognized a tax benefit of $1,512 during the 2006 fiscal year third quarter relating to the reversal of valuation allowances against U.S. deferred tax assets. The Company believes that it is more likely than not that the tax benefits associated with these deferred tax assets will be realized during the next two fiscal years.



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

      The Company's net sales increased in the three-month and nine-month periods ended November 27, 2005 compared with last year's comparable periods as a result of increases in sales by the Company's printed circuit materials operations in North America and Asia and increases in sales by the Company's advanced composite materials business, and the Company achieved higher operating profits and higher net earnings in the three-month and nine-month periods ended November 27, 2005 compared with last year's comparable periods.

      The Company's net earnings for the three-month and nine-month periods ended November 27, 2005 were increased by a tax benefit of $1.5 million recognized by the Company in the 2006 fiscal year third quarter relating to the reversal of valuation allowances against deferred tax assets recorded in the United States in prior periods, and the Company's net earnings for the nine months ended November 27, 2005 were reduced by a one-time employment termination benefits charge of $1.1 million related to a workforce reduction at the Company's Neltec Europe SAS subsidiary in Mirebeau, France recorded in the 2006 fiscal year first quarter ended May 29, 2005. The Company's net earnings for the three-month and nine-month periods ended November 28, 2004 were increased by a $4.7 million gain related to insurance proceeds from the November 2002 accident at the Company's Singapore facility and reduced by a one-time employment termination benefits charge of $0.6 million related to workforce reductions at the Company's North American and European volume printed circuit materials operations recorded in the third quarter ended November 28, 2004.

      The improvements in the Company's operating performances during the three-month and nine-month periods ended November 27, 2005 were attributable principally to increases in sales of the Company's printed circuit materials products and cost reductions resulting primarily from the workforce reductions at the Company's North American and European volume printed circuit materials operations in the 2005 fiscal year and the workforce reduction at the Company's Neltec Europe SAS subsidiary in France during the current fiscal year.

      Although the condition of the global markets for the Company's printed circuit materials products improved somewhat in the second half of the 2004 fiscal year and the first half of the 2005 fiscal year, those markets weakened in the second half of the 2005 fiscal year and continued to be mixed in the first and second quarters of the 2006 fiscal year but improved somewhat in the third quarter of the 2006 fiscal year. Consequently, sales of the Company's printed circuit materials operations increased in the 2006 fiscal year third quarter and nine months ended November 27, 2005 compared to the comparable periods in the 2005 fiscal year. The military, aerospace, specialty and industrial markets for the Company's advanced composite materials business were healthy during the 2006 fiscal year first, second and third quarters, and, as a result, sales of the Company's advanced composite materials increased in the third quarter and nine months ended November 27, 2005 compared to the comparable periods in the prior fiscal year.

       Despite mixed conditions in almost all markets for sophisticated printed circuit materials, the Company's operating profits in the 2006 fiscal year third quarter and nine months ended November 27, 2005 were greater than its operating profits in the 2005 fiscal year comparable periods principally as a result of higher total sales, higher percentages of sales of higher margin, high temperature printed circuit materials products and the Company's reductions of its costs and expenses.

     The global markets for the Company's printed circuit materials continue to be very difficult to forecast, and it is not clear to the Company what the condition of the global markets for the Company's printed circuit materials will be in the 2006 fiscal year fourth quarter. The military, aerospace and specialty applications markets for the Company's advanced composite materials business continued to be healthy during the 2006 fiscal year third quarter, and the Company believes that such markets will continue to be healthy during the 2006 fiscal year fourth quarter.

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

      While the Company continued to expand and invest in its business in Asia during the 2005 fiscal year, it made additional adjustments to its volume printed circuit materials businesses during that year, particularly in North America, which resulted in workforce reductions at the Company's North American and European volume printed circuit materials operations. As a result of those reductions, the Company recorded a pre-tax employment termination benefits charge of $0.6 million in the Company's 2005 fiscal year third quarter. In addition, in the 2006 fiscal year first and second quarters, the Company reduced the size of the workforce at its Neltec Europe SAS subsidiary in Mirebeau, France, as a result of further deterioration of the European market for high technology printed circuit materials, and it recorded a one-time employment termination benefits charge of $1.1 million during the 2006 fiscal year first quarter ended May 29, 2005.

      In  the  2005 fiscal year third quarter, the Company  also settled an insurance claim for property and business interruption losses sustained by the Company in Singapore as a result of an explosion in one of the treaters located at its Nelco manufacturing facility in Singapore and recorded a pre-tax gain of $4.7 million as a result of the settlement.

       The Company is not engaged in any related party transactions involving relationships or transactions with persons or entities that derive benefits from their non-independent relationship with the Company or the Company's related parties, or in any transactions with parties with whom the Company or its related parties have a relationship that enables the parties to negotiate terms of material transactions that may or would not be available from other, more clearly independent parties on an arm's-length basis, or in any trading activities involving non-exchange traded commodity or other contracts that are accounted for at fair value or otherwise or in any energy trading or risk management activities

      The Company believes that an evaluation of its ongoing operations would be difficult if the disclosure of its financial results were limited to generally accepted accounting principles ("GAAP") financial measures, which include special items, such as employment termination benefits charges and the gain on the insurance claim settlement. Accordingly, in addition to disclosing its financial results determined in accordance with GAAP, the Company discloses non-GAAP operating results that exclude certain items in order to assist its shareholders and other readers in assessing the Company's operating performance, since the Company's on-going, normal business operations do not include such special items. Such non-GAAP financial measures are provided to supplement the results provided in accordance with GAAP.

Three  and  Nine  Months Ended November 27, 2005  Compared  with
Three and Nine Months Ended November 28, 2004:

       The Company's total net sales increased in North America, Asia and Europe during the three-month period ended November 27, 2005 compared to the three-month period ended November 28, 2004 and increased in North America and Asia but declined in Europe during the nine-month period ended November 27, 2005 compared to the nine-month period ended November 28, 2004. The Company's net sales of printed circuit materials increased in all regions during the three-month period ended November 27, 2005 compared to the three-month period ended November 28, 2004 and increased in North America and Asia but declined in Europe during the nine-month period ended November 27, 2005 compared to the nine-month period ended November 28, 2004; and the net sales of the Company's advanced composite materials business increased during the three-month and nine-month periods ended November 27, 2005
compared  to  the  three-month  and  nine-month  periods   ended
November 28, 2004. Sales of advanced composite materials were 8% of the Company's total net sales worldwide in the three-month and nine-month periods ended November 27, 2005 compared to 9% and 8%, respectively, of the Company's total net sales worldwide in the 2005 fiscal year comparable periods.

     Despite the increased sales in the three-month and nine-month periods ended November 27, 2005, the Company's cost of sales were only slightly higher in the three-month period and were lower in the nine-month period ended November 27, 2005 than in the comparable periods ended November 28, 2004, and the
Company realized higher gross profits in the three-month and nine-month periods ended November 27, 2005 than in the comparable periods in the prior fiscal year.

        The Company's gross profits in the three-month and nine-month periods ended November 27, 2005 were higher than the gross profits in the prior year's comparable periods primarily as a result of higher sales volumes, higher percentages of sales of higher margin, high temperature printed circuit material products and the Company's reduction of its operating costs. In addition, reductions in selling, general and administrative expenses as percentages of sales also enabled the Company to report profits from operations and net earnings for the three-month and nine-month periods ended November 27, 2005 in amounts that were higher than profits from operations and net earnings for the three-month and nine-month periods ended November 28, 2004, although the results for the nine-month period ended November 27, 2005 were negatively affected by the $1.1 million employment termination benefits charge related to a workforce reduction at the Company's Neltec Europe SAS facility in France.

       Results of Operations

        The Company's total net sales for the three-month period ended November 27, 2005 increased 14% to $57.2 million from $50.4 million for last fiscal year's comparable period. Sales volumes increased 16% in North America and 15% in Asia and 5% in Europe during the 2006 fiscal year third quarter compared to the sales for the same period in the prior year. The Company's total net sales for the nine-month period ended November 27, 2005 increased 3% to $165.3 million from $160.0 million for last fiscal year's comparable period. Sales volumes increased 8% in Asia and 4% in North America but declined 5% in Europe during the nine-month period ended November 27, 2005 compared to last fiscal year's comparable period.

        The Company's foreign operations accounted for $24.5 million and $72.0 million, respectively, of net sales, or 43% and 44% of the Company's total net sales worldwide, during the three-month and nine-month periods ended November 27, 2005 compared with $22.1 million and $69.9 million, respectively, of net sales, or 44% and 44%, respectively, of total net sales worldwide, during last year's comparable periods. Net sales by the Company's foreign operations during the three-month and nine-month periods ended November 27, 2005 increased 11% and 3%, respectively, from the 2005 fiscal year comparable periods, as a result of increases in sales in Asia during both periods and as a result of increased sales in Europe during the three-month period.

     For the three-month period ended November 27, 2005, the Company's sales in North America, Asia and Europe were 57%, 27% and 16%, respectively, of the Company's total net sales worldwide compared with 56%, 27% and 17%, respectively, for the three-month period ended November 28, 2004; and for the nine-month period ended November 27, 2005, the Company's sales in North America, Asia and Europe were 57%, 28% and 15% of the Company's total net sales worldwide compared with 56%, 27% and 17%, respectively, for the nine-month period ended November 28, 2004. The Company's sales in North America increased 16%, its sales in Asia increased 15% and its sales in Europe increased 5% in the three-month period ended November 27, 2005 compared with the three-month period ended November 28, 2004, and its sales in North America and Asia increased 4% and 8%, respectively, and its sales in Europe decreased 5% in the nine-month period ended November 27, 2005 compared with the nine-month period ended November 28, 2004.

      The overall gross profit as a percentage of net sales for the Company's worldwide operations improved to 26.8% and 23.5%, respectively, for the three months and nine months ended November 27, 2005 compared with 19.5% and 20.6% for last fiscal year's comparable periods. The improvements in the gross profit margins were attributable to increased sales volumes, higher percentages of sales of higher margin, high performance printed circuit materials products, and reductions of the Company's operating costs.

     During the three-month and nine-month periods ended November 27, 2005, the Company's total net sales worldwide of high temperature printed circuit materials, which include high performance materials (non-FR4 printed circuit materials), were 95% and 96%, respectively, of the Company's total net sales worldwide of printed circuit materials, compared with 95% and 93%, respectively, for last fiscal year's comparable periods; while the Company's net sales of such high temperature printed circuit materials in North America were 97% and 97%, respectively, of the Company's total net sales of printed circuit materials in North America, compared with 96% and 95%, respectively, for last fiscal year's comparable periods; and the Company's net sales of such materials in Asia and Europe combined, were 94% and 94%, respectively, of the Company's total net sales of printed circuit materials in Asia and Europe combined, compared with 93% and 92%, respectively, for last fiscal year's comparable periods.

      The Company's high temperature printed circuit materials include its high performance materials (non-FR4 printed circuit materials), which consist of high-speed, low-loss materials for digital and RF/microwave applications requiring increased, high bandwidth signal integrity, bismalimide triazine ("BT")
materials, polyimides for applications that demand extremely high thermal performance, cyanate esters, and polytetrafluoroethylene ("PTFE") materials for RF/microwave systems that operate at frequencies up to 77GHz.

     During the three-month and nine-month periods ended November 27, 2005, the Company's total net sales worldwide of high performance printed circuit materials (non-FR4 printed circuit materials) were 42% and 40%, respectively, of the Company's total net sales worldwide of printed circuit materials, compared with 37% and 36%, respectively, for last fiscal year's comparable periods; while the Company's net sales of such high performance printed circuit materials in North America were 48% and 46%, respectively, of the Company's total net sales of printed circuit materials in North America, compared with 45% and 43%, respectively, for last fiscal year's comparable periods; and the Company's net sales of such materials in Asia and Europe combined, were 34% and 32%, respectively, of the Company's total net sales of printed circuit materials in Asia and Europe combined, compared with 28% and 28%, respectively, for last fiscal year's comparable periods.

     The Company's cost of sales increased by only 3% in the three-months ended November 27, 2005 and decreased by 0.5% in the nine-months ended November 27, 2005 from the comparable periods in the 2005 fiscal year, despite higher sales and higher production volumes in the 2006 fiscal year periods than in the 2005 fiscal year periods. The Company's cost of sales as a percentage of net sales declined to 73.2% and 76.5%, respectively, in the three-month and nine-month periods ended November 27, 2005 from 80.5% and 79.4%, respectively, in the three-month and nine-month periods ended November 28, 2004 resulting in gross profit margin improvements, which were attributable to cost reduction measures implemented by the Company, including workforce reductions.

     Selling, general and administrative expenses decreased by $0.2 million and $2.8 million, respectively, or by 3% and 13%, during the three-month period and nine-month period, respectively, ended November 27, 2005 compared with last fiscal year's comparable periods, and these expenses, measured as percentages of sales, were 10.7% and 11.0%, respectively, during the three-month and nine-month periods ended November 27, 2005 compared with 12.4% and 13.2%, respectively, during last fiscal year's comparable periods. The decreases in selling, general and administrative expenses in the 2006 fiscal year periods were results of decreases in almost all categories of expenses.

     The Company recognized a tax benefit of $1.5 million in the 2006 fiscal year third quarter relating to the reversal of valuation allowances against deferred tax assets recorded in the United States in prior periods, and the Company incurred a charge of $1.1 million, for which there was no tax benefit, during the 2006 fiscal year first quarter for employment termination benefits related to a workforce reduction at its Neltec Europe SAS subsidiary in Mirebeau, France.

     In the 2005 fiscal year third quarter, the Company recorded a pre-tax gain of $4.7 million resulting from the settlement of an insurance claim for property and business interruption losses sustained by the Company in Singapore as a result of an explosion in one of the four treaters located at its Nelco manufacturing facility in Singapore and a pre-tax charge of $0.6 million for employment termination benefits resulting from workforce reductions at the Company's North American and European volume printed circuit materials operations.

      For the reasons set forth above, the Company's profit from operations was $9.2 million for the three months ended November 27, 2005 compared to profit from operations of $7.7 million for the three months ended November 28, 2004, including the $4.7 million pre-tax gain described above resulting from the insurance settlement and the $0.6 million pre-tax charge described above for employment termination benefits resulting from workforce reductions, and its profit from operations was $19.5 million for the nine months ended November 27, 2005, including the $1.1 million employment termination benefits charge described above, compared with profit from operations of $15.9 million for the nine months ended November 28, 2004, including the pre-tax gain described above resulting from the insurance settlement and the pre-tax charge described above for employment termination benefits resulting from workforce reductions.

        Interest and other income, net, principally investment income, was $1.6 million and $4.4 million, respectively, for the three-month and nine-month periods ended November 27, 2005 compared with $1.0 million and $2.4 million, respectively, for last fiscal year's comparable periods. The increases in investment income were attributable principally to higher prevailing interest rates and larger amounts of cash available for investment during the 2006 fiscal year periods than during the 2005 fiscal year periods. The Company's investments were primarily in short-term taxable instruments and money market funds.

        The Company's effective income tax rates for the three-month and nine-month periods ended November 27, 2005 were 9.4% and 11.7%, respectively, compared with effective income tax rates of 11.1% and 9.2% for the three months and nine months ended November 28, 2004. The lower tax provision for the three-month period ended November 27, 2005 was primarily due to the reversal of valuation allowances against U.S. deferred tax assets, the tax benefits of which the Company believes are more likely than not to be realized during the next two fiscal years. The higher provision for the nine-month period ended November 27, 2005 was primarily the result of higher taxable income in jurisdictions with higher income tax rates.

      The Company's net earnings for the three months ended November 27, 2005 were $9.7 million, including the tax benefit of $1.5 million described above relating to the reversal of valuation allowances against previously recorded deferred tax assets, compared to net earnings of $7.7 million, including the $4.7 million pre-tax gain described above resulting from the insurance settlement and the $0.6 million pre-tax charge described above for employment termination benefits resulting from workforce reductions, for the three months ended November 28, 2004. The Company's net earnings for the nine months ended November 27, 2005 were $21.1 million, including the tax benefit described above and the $1.1 million employment termination benefits charge described above, compared with net earnings of $16.7 million for the nine-month period ended November 28, 2004, including the pre-tax gain described above resulting from the insurance settlement and the pre-tax charge described above for employment termination benefits resulting from workforce reductions.

     Basic and diluted earnings per share were $0.48, including the tax benefit described above, for the three-month period ended November 27, 2005, compared to basic and diluted earnings per share of $0.39 and $0.38, respectively, including the pre-tax gain resulting from the insurance settlement and the pre-tax charge for employment termination benefits described above, for the three-month period ended November 28, 2004. Basic and diluted earnings per share were $1.06 and $1.05, respectively, including the tax benefit and the employment termination benefits charge described above, for the nine-month period ended November 27, 2005, compared to basic and diluted earnings per share of $0.84 and $0.83, respectively, including the pre-tax gain resulting from the insurance settlement and the pre-tax charges for employment termination benefits described above, for the nine-month period ended November 28, 2004.

Liquidity and Capital Resources:

      At November 27, 2005, the Company's cash and temporary investments were $206.9 million compared with $189.6 million at February 27, 2005, the end of the Company's 2005 fiscal year. The increase in the Company's cash and investment position at November 27, 2005 was attributable to cash generated by operating activities, partially offset by a net decrease in working capital items and by the payment of dividends and purchases of property, plant and equipment. The Company's working capital (which includes cash and temporary investments) was $200.8 million at November 27, 2005 compared with $201.5 million at February 27, 2005. The decrease in working capital at November 27, 2005 compared to February 27, 2005 was due principally to dividends payable and an increase in income taxes payable, which were only partially offset by the increase in cash and temporary investments and an increase in prepaid expenses and other current assets. The dividends payable were attributable to the Company's declaration in the third quarter of a special cash dividend of $1.00 per share payable December 15, 2005, and the increase in income taxes payable was attributable mainly to the increase in the income tax provision, which was primarily the result of higher taxable income in jurisdictions with higher income tax rates. The increase in prepaid expenses and other current assets was primarily attributable to increases in prepaid income taxes, prepaid insurance and prepaid property taxes. The Company's current ratio (the ratio of current assets to current liabilities) was
4.3  to  1 at November 27, 2005 compared to 5.8 to 1 at February
27, 2005.

      During the nine months ended November 27, 2005, net earnings from the Company's operations, before depreciation and amortization, of $28.5 million reduced by a net decrease in working capital items, resulted in $23.8 million of cash provided by operating activities. During the same nine-month period, the Company expended $3.8 million for the purchase of property, plant and equipment compared with $2.4 million for the nine-month period ended November 28, 2004. In addition, the Company paid $4.8 million in dividends on its common stock in the nine-month period ended November 27, 2005 compared to $3.6 million in the nine-month period ended November 28, 2004. The higher amount in the nine-month period ended November 27, 2005 was the result of an increase in the dividend rate from $0.06 to $0.08 per share declared in the 2005 fiscal year third quarter. Net expenditures for property, plant and equipment were $3.3 million in the 2005 fiscal year, $2.4 million in the 2004 fiscal year and $6.4 million in the 2003 fiscal year.

      At November 27, 2005 and at February 27, 2005, the Company had no long-term debt.

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

      As of November 27, 2005, there were no material changes outside the ordinary course of the Company's business in the Company's contractual obligations disclosed in Item 7 of Part II of its Form 10-K Annual Report for the fiscal year ended February 27, 2005.

Off-Balance Sheet Arrangements:

     The Company's liquidity is not dependent on the use of, and the Company is not engaged in, any off-balance sheet financing arrangements, such as securitization of receivables or obtaining access to assets through special purpose entities.

Environmental Matters:

      In  the  nine-month periods ended November  27,  2005  and
November 28, 2004, the Company charged less than $0.1 million against pretax income for environmental remedial response and voluntary cleanup costs (including legal fees). While annual expenditures have generally been constant from year to year and may increase over time, the Company expects it will be able to fund such expenditures from available cash. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At November 27, 2005 and February 27, 2005, the recorded liability in liabilities from discontinued operations for environmental matters related to Dielektra was $2.1 million and the recorded liability in accrued liabilities for environmental matters was $2.2 million. Management does not expect that environmental matters will have a material adverse effect on the liquidity, capital resources, business, consolidated results of operations or consolidated financial position of the Company.

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

     Restructurings

     The Company recorded charges in connection with the realignment of its Neltec Europe SAS business in France during the three months ended May 29, 2005 and its North American volume printed circuit materials operations during the fiscal years ended February 29, 2004 and March 2, 2003. The Company also recorded realignment charges in its North American operations during the fiscal year ended February 27, 2005. In addition, during the 2003 fiscal year, the Company recorded charges in connection with the closure of the Company's manufacturing facility in England. Prior to the Company's treating Dielektra GmbH as a discontinued operation, the Company recorded charges in connection with the closure of the mass lamination operation of Dielektra and the realignment of Dielektra during the fiscal years ended February 29, 2004, March 2, 2003 and March 3, 2002.

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

Item  3.   Quantitative and Qualitative Disclosure About  Market
Risk.

        The Company's market risk exposure at November 27, 2005 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended February 27, 2005.
Item 4.   Controls and Procedures.

     (a)  Disclosure Controls and Procedures.

         The Company's management, with the participation of the Company's Chief Executive Officer and Chief Accounting Officer (the person currently performing the functions similar to those performed by a principal financial officer), has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of November 27, 2005, the end of the quarterly fiscal period covered by this quarterly report. Based on such evaluation, the Company's Chief Executive Officer and Chief Accounting Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

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



                   PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

     None.

Item 2.   Unregistered  Sales of Equity Securities  and  Use  of
          Proceeds

      The following table provides information with respect to shares of the Company's Common Stock acquired by the Company during each month included in the Company's 2006 fiscal year third quarter ended November 27, 2005.

                                       Total Number   Maximum Number
                                       of Shares (or  (or Approximate
                                          Units)        Dollar Value)
                                       Purchased as    of Shares (or
                   Total     Average      Part of     Units) that May
                 Number of    Price      Publicly         yet Be
                Shares (or  paid per     Announced    Purchased Under
                  Units)    Share (or     Plan or      the Plans or
  Period         Purchased    Unit)      Programs        Programs
August 29-
September 30         0           -           0

October 1-31      16,065(a)   $26.18         0

November 1-28      6,040(a)   $25.10         0

Total             22,105(a)   $25.88         0         2,000,000(b)

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

   None

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



                                   Park Electrochemical Corp.
                                   --------------------------
                                         (Registrant)


                                   /s/Brian E. Shore
Date:  January 5, 2006             ------------------------
                                      Brian E. Shore
                                       President and
                                   Chief Executive Officer


                                   /s/James W. Kelly
Date:  January 5, 2006             ------------------------
                                        James W. Kelly
                                Vice President, Taxes and Planning
                                      Chief Accounting Officer



                          EXHIBIT INDEX


  Exhibit No.  Name                                          Page
  -----------  ----                                          ----

  31.1         Certification of Chief Executive
               Officer pursuant to Exchange Act Rule
               13a-14(a) or 15d-14(a)                         30

  31.2         Certification of Chief Accounting
               Officer pursuant to Exchange Act Rule
               13a-14(a) or 15d-14(a)                         32

  32.1         Certification of Chief Executive
               Officer pursuant to 18 U.S.C. Section
               1350, as adopted pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002          34

  32.2         Certification of Chief Accounting
               Officer pursuant to 18 U.S.C. Section
               1350, as adopted pursuant to Section 906 of
               the Sarbanes-Oxley Act of 2002                 35