Form 10-K
period 2006-02-26
PARK ELECTROCHEMICAL CORP
filed 2006-05-12
CIK 76267

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 26, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-4415
PARK ELECTROCHEMICAL CORP.
(Exact Name of Registrant as Specified in Its Charter)

New York	11-1734643
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation of Organization)	Identification No.)

48 South Service Road, Melville, New York	11747
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code (631) 465-3600
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.10 per share	New York Stock Exchange

Preferred Stock Purchase Rights	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated File ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

		As of Close of
Title of Class	Aggregate Market Value	Business On
Common Stock, par value $.10 per share	$483,117,049	August 26, 2005

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

	Shares	As of Close of
Title of Class	Outstanding	Business On
Common Stock, par value $.10 per share	20,155,020	May 5, 2006

DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for Annual Meeting of Shareholders to be held July 19, 2006 incorporated by reference into Part III of this Report.

PART I
ITEM 1. BUSINESS.
General
     Park Electrochemical Corp. (“Park”), through its subsidiaries (unless the context otherwise requires, Park and its subsidiaries are hereinafter called the “Company”), is primarily engaged in the design, development, production, marketing and sale of high-technology digital and RF/microwave printed circuit materials and advanced composite materials principally for the telecommunications and internet infrastructure, high-end computing and aerospace markets.
     Park’s operates through fully integrated business units in Asia, Europe and North America. The Company’s manufacturing facilities are located in Singapore, China, France, Connecticut, New York, Arizona and California.
     The Company’s products are marketed and sold under the Nelco®, Nelcote™ (formerly FiberCote™) and Neltec® names.
     Sales of Park’s printed circuit materials were 92% of the Company’s total net sales worldwide in the 2006 and 2005 fiscal years, and sales of Park’s advanced composite materials were 8% of the Company’s total net sales worldwide in the 2006 and 2005 fiscal years.
     Park was founded in 1954 by Jerry Shore, who was the Company’s Chairman of the Board until July 14, 2004 and who is one of the Company’s largest shareholders.
     The sales and long-lived assets of the Company’s operations by geographic area for the last three fiscal years are set forth in Note 14 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report. The Company’s foreign operations are conducted principally by the Company’s subsidiaries in Singapore, China and France. The Company’s foreign operations are subject to the impact of foreign currency fluctuations. See Note 1 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.
     In February 2004, the Company discontinued its financial support of Dielektra GmbH, the Company’s wholly owned subsidiary located in Cologne, Germany. Dielektra had required substantial financial support from the Company, and the discontinuation of the Company’s financial support resulted in the filing of an insolvency petition by Dielektra, which the Company believes will result in the eventual reorganization, sale or liquidation of Dielektra. In accordance with generally accepted accounting principles, the Company is treating Dielektra GmbH as a discontinued operation. Accordingly, the information in this Report has been adjusted to give effect to the Company’s treatment of Dielektra GmbH as a discontinued operation. See Note 9 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this Report.
     The Company makes available free of charge on its Internet website, www.parkelectro.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. None of the information on the Company’s website shall be deemed to be a part of this Report.

     COREFIX, EF, INNERLAM, LD, NELCO, NELTEC, PARKNELCO, RTFOIL and SI are registered trademarks of Park Electrochemical Corp., and ELECTROVUE, FIBERCOTE, NELCOTE, PEELCOTE and POWERBOND are common law trademarks of Park Electrochemical Corp.
Printed Circuit Materials
     Printed Circuit Materials Operations
     The Company is a leading global designer and producer of advanced printed circuit materials used to fabricate complex multilayer printed circuit boards and other electronic interconnection systems, such as multilayer back-planes, wireless packages, high-speed/low-loss multilayers and high density interconnects (“HDIs”). The Company’s multilayer printed circuit materials include copper-clad laminates and prepregs. The Company has long-term relationships with its major customers, which include leading independent printed circuit board fabricators, electronic manufacturing service companies, electronic contract manufacturers and major electronic original equipment manufacturers (“OEMs”). Multilayer printed circuit boards and interconnect systems are used in virtually all advanced electronic equipment to direct, sequence and control electronic signals between semiconductor devices (such as microprocessors and memory and logic devices), passive components (such as resistors and capacitors) and connection devices (such as infra-red couplings, fiber optics and surface mount connectors). Examples of end uses of the Company’s digital printed circuit materials include high speed routers and servers, storage area networks, supercomputers, laptops, satellite switching equipment, cellular telephones and transceivers, wireless personal digital assistants (“PDAs”) and wireless local area networks (“LANs”). The Company’s radio frequency (“RF”) printed circuit materials are used primarily for military avionics, antennas for cellular telephone base stations, automotive adaptive cruise control systems and avionic communications equipment. The Company has developed long-term relationships with major customers as a result of its leading edge products, extensive technical and engineering service support and responsive manufacturing capabilities.
     Park believes it founded the modern day printed circuit industry in 1957 by inventing a composite material consisting of an epoxy resin substrate reinforced with fiberglass cloth which was laminated together with sheets of thin copper foil. This epoxy-glass copper-clad laminate system is still used to construct the large majority of today’s advanced printed circuit products. The Company also believes that in 1962 it invented the first multilayer printed circuit materials system used to construct multilayer printed circuit boards. The Company also pioneered vacuum lamination and many other manufacturing technologies used in the industry today. The Company believes it is one of the industry’s technological leaders.
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

     The Company believes that it is one of the world’s largest manufacturers of advanced multilayer printed circuit materials. It also believes that it is one of only a few significant independent manufacturers of multilayer printed circuit materials in the world. The Company was the first manufacturer in the printed circuit materials industry to establish manufacturing presences in the three major global markets of North America, Europe and Asia, with facilities established in Europe in 1969 and Asia in 1986.
     Printed Circuit Materials — Industry Background
     The printed circuit materials manufactured by the Company and its competitors are used primarily to construct and fabricate complex multilayer printed circuit boards and other advanced electronic interconnection systems. Multilayer printed circuit materials consist of prepregs and copper-clad laminates. Prepregs are chemically and electrically engineered thermosetting or thermoplastic resin systems which are impregnated into and reinforced by a specially manufactured fiberglass cloth product or other woven or non-woven reinforcing fiber. This insulating dielectric substrate generally is 0.030 inch to 0.002 inch in thickness or less in some cases. While these resin systems historically have been based on epoxy resin chemistry, in recent years, increasingly demanding OEM requirements have driven the industry to utilize proprietary enhanced epoxies as well as other higher performance resins, such as bismalimide triazine (“BT”), cyanate ester, polyimide, or polytetrafluoroethylene (“PTFE”). One or more plies of prepreg are laminated together to form an insulating dielectric substrate to support the copper circuitry patterns of a multilayer printed circuit board. Copper-clad laminates consist of one or more plies of prepreg laminated together with specialty thin copper foil laminated on the top and bottom. Copper foil is specially formed in thin sheets which may vary from 0.0030 inch to 0.0002 inch in thickness and normally have a thickness of 0.0014 inch or 0.0007 inch. The Company supplies both copper-clad laminates and prepregs to its customers, which use these products as a system to construct multilayer printed circuit boards.
     The printed circuit board fabricator processes copper-clad laminates to form the inner layers of a multilayer printed circuit board. The fabricator photo images these laminates with a dry film or liquid photoresist. After development of the photoresist, the copper surfaces of the laminate are etched to form the circuit pattern. The fabricator then assembles these etched laminates by inserting one or more plies of dielectric prepreg between each of the inner layer etched laminates and also between an inner layer etched laminate and the outer layer copper plane, and then laminating the entire assembly in a press. Prepreg serves as the insulator between the multiple layers of copper circuitry patterns found in the multilayer circuit board. When the multilayer configuration is laminated, these plies of prepreg form an insulating dielectric substrate supporting and separating the multiple inner and outer planes of copper circuitry. The fabricator drills vertical through-holes or vias in the multilayer assembly and then plates the through-holes or vias to form vertical conductors between the multiple layers of circuitry patterns. These through holes or vias combine with the conductor paths on the horizontal circuitry planes to create a three-dimensional electronic interconnect system. In specialized applications, an additional set of microvia layers (2 or 4, typically) may be added through a secondary lamination process to provide increased density and functionality to the design. The outer two layers of copper foil are then imaged and etched to form the finished multilayer printed circuit board. The completed multilayer board is a three-dimensional interconnect system with electronic signals traveling in the horizontal planes of multiple layers of copper circuitry patterns, as well as the vertical plane through the plated holes or vias.
     In the years immediately preceding the severe correction and downturn that occurred in the global electronics industry in the Company’s 2002 fiscal year first quarter, the global market for advanced electronic products grew as a result of technological change and frequent new product introductions. This growth was principally attributable to increased sales and more complex electronic content of newer products, such as cellular telephones, pagers, personal computers and portable computing devices and the infrastructure equipment necessary to support the use of these devices, and greater use of electronics in other products, such as automobiles. Further, large, almost completely untapped markets for advanced electronic equipment emerged in such areas as India and China and other areas of the Pacific Rim. During its 2002 fiscal year, the Company established a business center in Wuxi, China, in the Shanghai Nanjing corridor, which is being replaced by a new manufacturing facility in the Zhuhai Free Trade Zone approximately 50 miles west of Hong Kong in Guangdong Province in southern China. The construction of the facility was completed in the first quarter of the Company’s 2007 fiscal year, and the Company is in the process of installing equipment for the facility. This manufacturing facility is intended to service customers in China.
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
     Advanced interconnect systems require higher technology printed circuit materials to insure the performance of the electronic system and to improve the manufacturability of the interconnect platform. In the years immediately preceding the severe correction and downturn that occurred in the global electronics industry in the Company’s 2002 fiscal year first quarter, the growth of the market for more advanced printed circuit materials outpaced the market growth for standard printed circuit materials. Printed circuit board fabricators and electronic equipment manufacturers require advanced printed circuit materials that have increasingly higher temperature tolerances and more advanced and stable electrical properties in order to support high-speed computing in a miniaturized and often portable environment.
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
     Printed Circuit Materials — Products and Services
     The Company produces a broad line of advanced printed circuit materials used to fabricate complex multilayer printed circuit boards and other electronic interconnect systems, including backplanes, wireless packages, high speed/low loss multilayers and high density interconnects (“HDIs”). The Company’s diverse advanced printed circuit materials product line is designed to address a wide array of end-use applications and performance requirements.
     The Company’s electronic materials products have been developed internally and through long-term development projects with its principal suppliers and, to a lesser extent, through licensing arrangements. The Company focuses its research and development efforts on developing industry leading product technology to meet the most demanding product requirements and has designed its product line with a focus on the higher performance, higher technology end of the materials spectrum.
     The Company’s products include high-speed, low-loss, digital broadband engineered formulations, high-temperature modified epoxies, bismalimide triazine (“BT”) epoxies, non-MDA polyimides, enhanced polyimides, SI® (Signal Integrity) products, cyanate esters and polytetrafluoroethylene (“PTFE”) formulations for radio frequency (“RF”)/microwave applications.
     The Company’s high performance printed circuit materials consist of high-speed low-loss materials for digital applications requiring increased, high bandwidth signal integrity, BT materials, polyimides for applications that demand extremely high thermal performance, cyanate esters, and PTFE materials for RF/microwave systems that operate at frequencies up to 77 GHz.
     The Company has developed long-term relationships with select customers through broad-based technical support and service, as well as manufacturing proximity and responsiveness at multiple levels of the customer’s organization. The Company focuses on developing a thorough understanding of its customer’s business, product lines, processes and technological challenges. The Company seeks customers which are industry leaders committed to maintaining and improving their industry leadership positions and which are committed to long-term relationships with their suppliers. The Company also seeks business opportunities with the more advanced printed circuit fabricators and electronic equipment manufacturers which are interested in the full value of products and services provided by their suppliers. The Company believes its proactive and timely support in assisting its customers with the integration of advanced materials technology into new product designs further strengthens its relationships with its customers.

     The Company’s emphasis on service and close relationships with its customers is reflected in its short lead times. The Company has developed its manufacturing processes and customer service organizations to provide its customers with printed circuit materials products on a just-in-time basis. The Company believes that its ability to meet its customers’ customized manufacturing and quick-turn-around (“QTA”) requirements is one of its unique strengths.
     The Company has located its advanced printed circuit materials manufacturing operations in strategic locations intended to serve specific regional markets. By situating its facilities in close geographical proximity to its customers, the Company is able to rapidly adjust its manufacturing processes to meet customers’ new requirements and respond quickly to customers’ technical needs. The Company has technical staffs based at each of its manufacturing locations, which allows the rapid dispatch of technical personnel to a customer’s facility to assist the customer in quickly solving design, process, production or manufacturing problems. During the 2002 fiscal year, the Company established a business center in Wuxi near Shanghai in central China, which is being replaced by a new manufacturing facility in the Zhuhai Free Trade Zone approximately 50 miles west of Hong Kong in southern China to support the growing customer demand for advanced multilayer printed circuit materials in China. The construction of this facility was completed in the first quarter of the Company’s 2007 fiscal year, and the Company is in the process of installing equipment for the facility.
     Printed Circuit Materials — Customers and End Markets
     The Company’s customers for its advanced printed circuit materials include the leading independent printed circuit board fabricators, electronic manufacturing service (“EMS”) companies, electronic contract manufacturers (“ECMs”) and major electronic original equipment manufacturers (“OEMs”) in the computer, networking, telecommunications, transportation, aerospace and instrumentation industries located throughout North America, Europe and Asia. The Company seeks to align itself with the larger, more technologically-advanced and better capitalized independent printed circuit board fabricators and major electronic equipment manufacturers which are industry leaders committed to maintaining and improving their industry leadership positions and to building long-term relationships with their suppliers. The Company’s selling effort typically involves several stages and relies on the talents of Company personnel at different levels, from management to sales personnel and quality engineers. In recent years, the Company has augmented its traditional sales personnel with an OEM marketing team and product technology specialists. The Company’s strategy emphasizes the use of multiple facilities established in market areas in close proximity to its customers.
     During the Company’s 2006 fiscal year, approximately 19.4% of the Company’s total worldwide sales from its continuing operations were to Sanmina Corporation, a leading electronics contract manufacturer and manufacturer of printed circuit boards, approximately 10.4% of the Company’s total worldwide sales from its continuing operations were to Tyco Printed Circuit Group L.P., a leading manufacturer of printed circuit boards, and approximately 10.4% of the Company’s total worldwide sales from its continuing operations were to Multilayer Technology, Inc., a manufacturer of multilayer printed circuit boards. During the Company’s 2005 fiscal year, approximately 16.2% of the Company’s total worldwide sales from its continuing operations were to Sanmina Corporation, and approximately 12.3% of the Company’s total worldwide sales from its continuing operations were to Tyco Printed Circuit Group L.P. The sales to Sanmina during the 2005 fiscal year included sales to Pentex Schweitzer, which was acquired by Sanmina during the Company’s 2006 fiscal year. During the Company’s 2006 and 2005 fiscal years, sales to no other customer of the Company equaled or exceeded 10% of the Company’s total worldwide sales from continuing operations.
     Although the printed circuit materials business is not dependent on any single customer, the loss of a major customer or of a group of customers could have a material adverse effect on the printed circuit materials business.
     The Company’s printed circuit materials products are marketed primarily by sales personnel and, to a lesser extent, by independent distributors in industrial centers in North America, Europe and Asia. Such personnel include both salaried employees and independent sales representatives who work on a commission basis.
     Printed Circuit Materials — Manufacturing
     The process for manufacturing multilayer printed circuit materials is capital intensive and requires sophisticated equipment as well as clean-room environments. The key steps in the Company’s manufacturing process include: the impregnation of specially designed fiberglass cloth with a resin system and the partial curing of that resin system; the assembling of laminates consisting of single or multiple plies of prepreg and copper foil in a clean-room environment; the vacuum lamination of the copper-clad assemblies under simultaneous exposure to heat, pressure and vacuum; and the finishing of the laminates to customer specifications.
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
     The Company manufactures multilayer printed circuit materials at six fully integrated facilities located in the United States, Europe and Southeast Asia. The Company opened its California facility in 1965, its first Arizona and France facilities in 1984, its Singapore facility in 1986 and its second France facility in 1992. The Company services the North America market principally through its United States manufacturing facilities, the European market principally through its manufacturing facilities in France, and the Asian market principally through its Singapore manufacturing facility. During its 2002 fiscal year, the Company established a business center in central China, which is being replaced by a new manufacturing facility in the Zhuhai Free Trade Zone approximately 50 miles west of Hong Kong in southern China to supply the growing demand for advanced multilayer printed circuitry materials in China. The construction of this facility was completed in the first quarter of the Company’s 2007 fiscal year, and the Company is in the process of installing equipment at the facility. The Company has located its manufacturing facilities in its important markets. By maintaining technical and engineering staffs at each of its manufacturing facilities, the Company is able to deliver fully-integrated products and services on a timely basis.
     The Company expanded the manufacturing capacity of its electronic materials facilities in recent years. During the 2000 fiscal year, the Company completed expansions of its electronic materials operations in Singapore and France. During the 2002 fiscal year, the Company completed a significant expansion of its higher technology product line manufacturing facility in Arizona and established the capability to manufacture PTFE materials for RF/microwave applications at its Neltec high performance materials facility in Tempe, Arizona, augmenting the Company’s PTFE manufacturing capability in Lannemezan, France. During the 2004 fiscal year, the Company completed the expansion of its manufacturing facility in Singapore, and the Company began utilization of its higher technology product line manufacturing facility in Arizona. During the 2005 fiscal year, the Company installed one of its latest generation, high-technology treaters in its newly expanded facility in Singapore. In addition, as stated above, the Company has completed the construction of a new manufacturing facility in the Zhuhai Free Trade Zone in southern China, approximately 50 miles west of Hong Kong.
     As a result of the depressed state of the worldwide electronics manufacturing industry following the severe downturn that occurred during the Company’s 2002 fiscal year first quarter, the Company closed its Nelco U.K. manufacturing facility in Skelmersdale, England during its 2003 fiscal year third quarter, announced the closure of the mass lamination operation of its Dielektra electronic materials manufacturing business in Germany and the realignment of its North American volume printed circuit materials operations in New York and California in its 2004 fiscal year first quarter, and discontinued its financial support of its Dielektra GmbH subsidiary located in Cologne, Germany in its fiscal year 2004 fourth quarter ended February 29, 2004, which resulted in the insolvency of Dielektra GmbH. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this Report and Notes 9 and 10 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for a discussion of the pre-tax charges recorded by the Company in the 2004 fiscal year.
     Printed Circuit Materials — Materials and Sources of Supply
     The principal materials used in the manufacture of the Company’s printed circuit materials products are specially manufactured copper foil, fiberglass cloth and synthetic reinforcements, and specially formulated resins and chemicals. The Company attempts to develop and maintain close working relationships with suppliers of those materials who have dedicated themselves to complying with the Company’s stringent specifications and technical requirements. While the Company’s philosophy is to work with a limited number of suppliers, the Company has identified alternate sources of supply for each of these materials. However, there are a limited number of qualified suppliers of these materials, substitutes for these materials are not readily available, and, in the recent past, the industry has experienced shortages in the market for certain of these materials. While the Company has not experienced significant problems in the delivery of these materials and considers its relationships with its suppliers to be strong, a disruption of the supply of materials could materially adversely affect the business, financial condition and results of operations of the Company. Significant increases in the cost of materials purchased by the Company could also have a material adverse effect on the Company’s business, financial condition and results of operations if the Company were unable to pass such price increases through to its customers.
     Printed Circuit Materials — Competition
     The multilayer printed circuit materials industry is characterized by intense competition and ongoing consolidation. The Company’s competitors are primarily divisions or subsidiaries of very large, diversified multinational manufacturers which are substantially larger and have greater financial resources than the Company and, to a lesser degree, smaller regional producers. Because the Company focuses on the higher technology segment of the printed circuit materials market, technological innovation, quality and service, as well as price, are significant competitive factors.
     The Company believes that there are several significant multilayer printed circuit materials manufacturers in the world and many of these competitors have significant presences in the three major global markets of North America, Europe and Asia. The Company believes that the multilayer printed circuit materials industry has become more global and that the remaining smaller regional manufacturers are finding it increasingly difficult to remain competitive. The Company believes that it is currently one of the world’s largest advanced multilayer printed circuit materials manufacturers. The Company further believes it is one of only a few significant independent manufacturers of multilayer printed circuit materials in the world today.
     The markets in which the Company’s printed circuit materials operations compete are characterized by rapid technological advances, and the Company’s position in these markets depends largely on its continued ability to develop technologically advanced and highly specialized products. Although the Company believes it is an industry technology leader and directs a significant amount of its time and resources toward maintaining its technological competitive advantage, there is no assurance that the Company will be technologically competitive in the future, or that the Company will continue to develop new products that are technologically competitive.
Advanced Composite Materials
     Advanced Composite Materials Operations
     The Company, through its advanced composite materials business unit, Nelcote, Inc. (formerly FiberCote Industries, Inc.), develops and produces engineered composite materials for the aerospace, rocket motor, radio frequency (“RF”) and specialty industrial markets.

     Advanced Composite Materials — Industry Background
     The advanced composite materials manufactured by the Company and its competitors are used primarily to fabricate light-weight, high-strength structures with specifically designed performance characteristics. Composite materials are typically highly specified combinations of resin formulations and reinforcements. Reinforcements can be woven fabrics, non-woven goods such as mats or felts, or in some cases unidirectional fibers. Reinforcement materials are constructed of: E-glass (fiberglass), carbon fiber, S2 glass, aramids such as Kevlar® (“Kevlar” is a registered trademark of E.I. du Pont de Nemours & Co.) and Twaron® (“Twaron” is a registered trademark of Teijin Twaron B.V. LLC), quartz, polyester, and other synthetic materials. Resin formulations are typically highly proprietary, and include various chemical mixtures. The Company produces resin formulations using various epoxies, polyesters, phenolics, bismalimides, cyanate esters, polyimides and other complex matrices. The reinforcement combined with the resin is referred to as a “prepreg”, which is an acronym for pre-impregnated material. Advanced composite materials can be broadly categorized as either a thermoset or a thermoplastic. While both material types require the addition of heat and pressure to achieve the molecular cross-linking of the matrices, thermoplastics can be reformed using additional heat and pressure. Once fully cured, thermoset materials can not be further reshaped. The Company believes that the demand for thermoset advanced materials is greater than that for thermoplastics due to the fact that fabrication processes for thermoplastics require much higher temperatures and pressures, and are, therefore, typically more capital intensive than the fabrication processes for thermoset materials.
     The advanced composite materials industry suppliers have historically been large chemical corporations. Over the past ten years, the industry has seen considerable consolidation resulting in three relatively large composite materials suppliers and a number of smaller suppliers.
     Composite part fabricators typically will design and specify a material specifically to meet the needs of the part’s end use and the fabricators’ processing methods. Fabricators sometimes work with a supplier to develop the specific resin system and reinforcement combination to match the application. Fabricators’ processing may include hand lay-up or more advanced automated lay-up (“ATL”) techniques. Automated lay-up processes include automated tape lay-up, fiber placement and filament winding. These fabrication processes will significantly alter the material form purchased. After the lay-up process is completed, the material will be cured by the addition of heat and pressure. Cure processes typically include vacuum bag oven curing, high pressure autoclave, press forming and in some cases in-situ curing. Once the part has been cured, final finishing and trimming, and assembly of the structure is performed by the fabricator.
     Advanced Composite Materials — Products
     The products manufactured by the Company are primarily thermoset curing prepregs. By analyzing the needs of the markets in which it participates, and working with its customers, the Company has developed proprietary resin formulations to suit the needs of its markets. The complex process of developing resin formulations and selecting the proper reinforcement is accomplished through a collaborative effort of the Company’s research and development resources working with the customers’ technical staff. The Company focuses on developing a thorough understanding of its customers’ businesses, product lines, processes and technical challenges. The Company believes that it develops innovative solutions which utilize technologically advanced materials and concepts for its customers.
     The Company’s products include prepregs manufactured from proprietary formulations using modified epoxies, phenolics, polyesters, cyanate esters, bismalimides, polyimides combined with woven, non-woven, and unidirectional reinforcements. Reinforcement materials used to produce the Company’s products include polyacrylonitrile (“PAN”) and pitch based carbons, aramids, E-glass, S2 glass, polyester, quartz and rayon. The Company also sells certain specialty fabrics, such as Raycarb C2, a carbonized rayon fabric produced by Snecma Propulsion Solide and used mainly in the rocket motor industry.
     Advanced Composite Materials — Customers and End Markets
     The Company’s advanced composite materials customers, the majority of which are located in the United States, include manufacturers in the aerospace, rocket motor, electronics, radio frequency (“RF”), marine and specialty industrial markets. The Company’s materials are marketed by sales personnel including both salaried employees and independent sales representatives who work on a commission basis.
     While no single advanced composite materials customer accounted for 10% or more of the Company’s total sales during either of the last two fiscal years, the loss of a major customer or of a group of some of the largest customers of the advanced composite materials business could have a material adverse effect upon the Company’s advanced composite materials business.
     The Company’s aerospace customers are fabricators of aircraft composite hardware. The materials are used to produce primary and secondary structures, aircraft interiors, and various other aircraft components. The majority of the Company’s customers for aerospace materials do not produce hardware for commercial aircraft, but for the general and corporate aviation, kit aircraft and military segments. The majority of the Company’s customers for aerospace products are in the United States and Europe.
     Customers for the Company’s rocket motor materials include United States defense prime contractors and subcontractors. These customers fabricate rocket motors for heavy lift space launchers, strategic defense weapons, tactical motors and various other applications. The Company’s materials are used to produce heat shields, exhaust gas management devices, and insulative and ablative nozzle components. Rocket motors are primarily used for commercial and military space launch, and for tactical and strategic weapons. The Company also has customers for these materials outside of the United States.
     The Company sells materials for use in RF electrical applications. Customers buying these materials typically fabricate antennas and radomes engineered to preserve electrical signal integrity. A radome is a protective cover over an electrical antenna or signal generator. The radome is designed to minimize signal loss and distortion. Customers for these products are primarily in the United States and Europe.

Advanced Composite Materials — Manufacturing
     The Company’s manufacturing facility for advanced composite materials is currently located in Waterbury, Connecticut. The Company also produces some products through the use of toll coating services at other locations in North America.
     The process for manufacturing composite materials is capital intensive and requires sophisticated equipment, significant technical know-how and very tight process control. The key steps used in the manufacturing process include chemical reactors, resin mixing, reinforcement impregnation, and in some cases resin film casting, and solvent drying processes.
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
     In the 2006 fiscal year, the Company installed an additional large treater at its Nelcote (formerly FiberCote) advanced composite materials facility in Waterbury, Connecticut, which has significantly increased Nelcote’s treating capacity.
     Advanced Composite Materials — Materials and Sources of Supply
     The Company designs and manufactures its advanced composite materials to its own specifications and to the specifications of its customers. Product development efforts are focused on developing prepreg materials that meet the specifications of the customers. The materials used in the manufacture of these engineered materials include graphite and carbon fibers and fabrics, Kevlar®, quartz, fiberglass, polyester, specialty chemicals, resins, films, plastics, adhesives and certain other synthetic materials. The Company purchases these materials from several suppliers. Substitutes for many of these materials are not readily available, and demand has increased for certain materials, such as carbon fiber during the 2006 and 2005 fiscal years. The supply of certain materials was limited during the 2006 and 2005 fiscal years, but such limitation did not have a material adverse effect on the Company’s advanced composite materials business. The Company is working globally to determine acceptable alternatives for several raw materials with limited availability.

Advanced Composite Materials — Competition
     The Company has many competitors in the advanced composite materials business, ranging in size from large, international corporations to small regional producers. Several of the Company’s largest competitors are vertically integrated. In some cases, the competitor may also serve as a supplier to the Company. The Company competes for business on the basis of responsiveness, product performance, innovative new product development, product qualification listing and price.
Backlog
     The Company records an item as backlog when it receives a purchase order specifying the number of units to be purchased, the purchase price, specifications and other customary terms and conditions. At April 30, 2006, the unfilled portion of all purchase orders received by the Company and believed by it to be firm was approximately $7,401,000, compared to $5,425,000 at May 1, 2005.
     Various factors contribute to the size of the Company’s backlog. Accordingly, the foregoing information may not be indicative of the Company’s results of operations for any period subsequent to the fiscal year ended February 26, 2006.
Patents and Trademarks
     The Company holds several patents and trademarks or licenses thereto. In the Company’s opinion, some of these patents and trademarks are important to its products. Generally, however, the Company does not believe that an inability to obtain new, or to defend existing, patents and trademarks would have a material adverse effect on the Company.
Employees
     At February 26, 2006, the Company had approximately 950 employees. Of these employees, 840 were engaged in the Company’s printed circuit materials operations, 70 in its advanced composite materials operations and 40 consisted of executive personnel and general administrative staff. As a result of a severe correction and downturn in the global electronics industry and, consequently, in the Company’s electronic materials business, the Company reduced its total number of employees during the first two months of its 2002 fiscal year from approximately 2,850 total employees to approximately 2,330 total employees at April 30, 2001, and during the remainder of the 2002 fiscal year the Company’s total number of employees declined to approximately 1,700. The total number of employees further declined to approximately 1,400 at the end of the 2003 fiscal year, approximately 1,200 at the end of the 2004 fiscal year and approximately 1,030 at the end of the 2005 fiscal year. None of the Company’s employees are subject to a collective bargaining agreement. However, the non-executive employees of the Company’s Neltec Europe SAS subsidiary in France are represented by the trade union which represents all non-executive employees in the industrial sector to which Neltec Europe belongs. Management considers its employee relations to be good.

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
     The Company and certain of its subsidiaries have been named by the Environmental Protection Agency (the “EPA”) or a comparable state agency under the Comprehensive Environmental Response, Compensation and Liability Act (the “Superfund Act”) or similar state law as potentially responsible parties in connection with alleged releases of hazardous substances at nine sites. In addition, a subsidiary of the Company has received cost recovery claims under the Superfund Act from other private parties involving two other sites and has received requests from the EPA under the Superfund Act for information with respect to its involvement at three other sites. Under the Superfund Act and similar state laws, all parties who may have contributed any waste to a hazardous waste disposal site or contaminated area identified by the EPA or comparable state agency may be jointly and severally liable for the cost of cleanup. Generally, these sites are locations at which numerous persons disposed of hazardous waste. In the case of the Company’s subsidiaries, generally the waste was removed from their manufacturing facilities and disposed at the waste sites by various companies which contracted with the subsidiaries to provide waste disposal services. Neither the Company nor any of its subsidiaries have been accused of or charged with any wrongdoing or illegal acts in connection with any such sites. The Company believes it maintains an effective and comprehensive environmental compliance program. Management believes the ultimate disposition of known environmental matters will not have a material adverse effect upon the Company.
     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Matters” included in Item 7 of Part II of this Report and Note 13 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report.
ITEM 1A. RISK FACTORS.
     The business of the Company faces numerous risks, including those set forth below or those described elsewhere in this Form 10-K Annual Report or in the Company’s other filings with the Securities and Exchange Commission. The risks described below are not the only risks that the Company faces, nor are they necessarily listed in order of significance. Other risks and uncertainties may also affect the Company’s business. Any of these risks may have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow.

The industries in which the Company operates are undergoing technological changes, and the Company’s business could suffer if the Company is unable to adjust to these changes.
The Company’s operating results could be negatively affected by the Company’s inability to maintain and increase its technological and manufacturing capability and expertise. Rapid technological advances in semiconductors and electronic equipment have placed rigorous demands on the printed circuit materials manufactured by the Company and used in printed circuit board production.
The industries in which the Company operates are very competitive.
Certain of the Company’s principal competitors are substantially larger and have greater financial resources than the Company, and the Company’s operating results will be affected by its ability to maintain its competitive positions in these industries. The printed circuit materials and advanced composite materials industries are intensely competitive and the Company competes worldwide in the markets for such materials.
The Company is vulnerable to an increase in the cost of gas or electricity.
Changes in the cost or availability of gas or electricity could materially increase the Company’s cost of operations. The Company’s production processes require the use of substantial amounts of gas and electricity, the cost and available supply of which are beyond the control of the Company.
The Company is vulnerable to an increase in the price of certain raw materials.
There are a limited number of qualified suppliers of the principal materials used by the Company in its manufacture of printed circuit materials and advanced composite materials products. Substitutes for these materials are not readily available, and in the past there have been shortages in the market for certain of these materials. These shortages could materially increase the Company’s cost of operations.
The Company’s customer base is highly concentrated, and the loss of one or more customers could affect the Company’s business.
A loss of one or more key customers could affect the Company’s profitability. The Company’s customer base is concentrated, in part, because the Company’s business strategy has been to develop long-term relationships with a select group of customers. During the Company’s fiscal year ended February 26, 2006, the Company’s ten largest customers accounted for approximately 72% of net sales. The Company expects that sales to a relatively small number of customers will continue to account for a significant portion of its net sales for the foreseeable future. See “Business–Printed Circuit Materials Operations–Customers and End Markets” and “Business–Advanced Composite Materials–Customers and End Markets” in Item 1 of Part I of this Report, “Legal Proceedings” in Item 3 of Part I of this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this Report for discussions of the loss of a key customer early in the 1999 fiscal year.

The Company’s business is dependent on the electronics industry which is cyclical in nature.
The electronics industry is cyclical and has experienced recurring downturns. The downturns, such as occurred in the electronics industry during the first quarter of the Company’s fiscal year ended March 2, 1997 and in the first quarter of the Company’s fiscal year ended March 3, 2002, and which continues to a lesser extent at the present time, can be unexpected and have often reduced demand for, and prices of, printed circuit materials and advanced composite materials. This potential reduction in demand and prices could have a negative impact on the Company’s business.
The Company relies on short-term orders from its customers.
A variety of conditions, both specific to the individual customer and generally affecting the customer’s industry, can cause a customer to reduce or delay orders previously anticipated by the Company, which could negatively impact the Company’s business. The Company typically does not obtain long-term purchase orders or commitments. Instead, it relies primarily on continual communication with its customers to anticipate the future volume of purchase orders.
The Company faces extensive capital expenditure costs.
The Company’s business is capital intensive and, in addition, the introduction of new technologies could substantially increase the Company’s capital expenditures. In order to remain competitive the Company must continue to make significant investments in capital equipment and expansion of operations, which could affect the Company’s results of operations.
The Company’s international operations are subject to different and additional risks than the Company’s domestic operations.
The Company’s international operations are subject to various risks, including unexpected changes in regulatory requirements, foreign currency exchange rates, tariffs and other barriers, political and economic instability, potentially adverse tax consequences, and any impact on economic and financial conditions around the world resulting from geopolitical conflicts or acts of terrorism, all of which could negatively impact the Company’s business. A portion of the sales and costs of the Company’s international operations are denominated in currencies other than the U.S. dollar and may be affected by fluctuations in currency exchange rates.
The Company is subject to a variety of environmental regulations.
The Company’s production processes require the use, storage, treatment and disposal of certain materials which are considered hazardous under applicable environmental laws, and the Company is subject to a variety of regulatory requirements relating to the handling of such materials and the release of emissions and effluents into the environment, non-compliance with which could have a negative impact on the Company. Other possible developments, such as the enactment or adoption of additional environmental laws, could result in substantial costs to the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES.
     Set forth below are the locations of the significant properties owned and leased by the Company, the businesses which use the properties, and the size of each such property. All of such properties, except for the Melville, New York property, are used principally as manufacturing and warehouse facilities.

			Size (Square
Location	Owned or Leased	Use	Footage)
Melville, NY	Leased	Administrative Offices	8,000
Newburgh, NY	Leased	Electronic Materials	171,000
Fullerton, CA	Leased	Electronic Materials	95,000
Anaheim, CA	Leased	Electronic Materials	26,000
Tempe, AZ	Leased	Electronic Materials	87,000
Mirebeau, France	Owned	Electronic Materials	81,000
Lannemezan, France	Owned	Electronic Materials	29,000
Singapore	Leased	Electronic Materials	128,000
Waterbury, CT	Leased	Advanced Composites	100,000
     The Company believes its facilities and equipment to be in good condition and reasonably suited and adequate for its current needs. During the 2006 fiscal year, certain of the Company’s printed circuit materials manufacturing facilities were utilized at less than 50% of their designed capacity.
ITEM 3. LEGAL PROCEEDINGS.
     In May 1998, the Company and its Nelco Technology, Inc. (“NTI”) subsidiary in Arizona filed a complaint against Delco Electronics Corporation and the Delphi Automotive Systems unit of General Motors Corp. in the United States District Court for the District of Arizona. The complaint alleged, among other things, that Delco breached its contract to purchase semi-finished multilayer printed circuit boards from NTI and that Delphi interfered with NTI’s contract with Delco, that Delco breached the covenant of good faith and fair dealing implied in the contract, that Delco engaged in negligent misrepresentation and that Delco fraudulently induced NTI to enter into the contract.
     In November 2000, after a trial in Phoenix, Arizona, a jury awarded damages to NTI in the amount of $32.3 million, and in December 2000 the judge in the United States District Court entered judgment for NTI on its claim of breach of the implied covenant of good faith and fair dealing with damages in the amount of $32.3 million. Both parties appealed the decision to the United States Court of Appeals for the Ninth Circuit in San Francisco, and in May 2003, a panel of three judges in the Court of Appeals for the Ninth Circuit rendered a unanimous decision affirming the jury verdict. In June 2003, the United States District Court for the District of Arizona entered final judgment in favor of NTI, and Delco paid NTI on July 1, 2003. NTI received a net amount of $33.1 million. See Note 16 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

     Park announced in March 1998 that it had been informed by Delco Electronics that Delco planned to close its printed circuit board fabrication plant and exit the printed circuit board manufacturing business. After the plant closure, Delco purchased all of its printed circuit boards from outside suppliers and Delco was no longer a customer of the Company’s. As a result, the Company’s sales to Delco declined significantly during the three-month period ended May 31, 1998, were negligible during the three-month period ended August 30, 1998 and have been nil since that time. During the Company’s 1999 fiscal year first quarter and during its 1998 fiscal year and for several years prior thereto, more than 10% of the Company’s total worldwide sales were to Delco Electronics Corporation; and the Company had been Delco’s principal supplier of semi-finished multilayer printed circuit board materials for more than ten years. These materials were used by Delco to produce finished multilayer printed circuit boards. See “Business-Electronic Materials Operations-Customers and End Markets” in Item 1 of this Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Report and “Factors That May Affect Future Results” after Item 7 of this Report.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     None
EXECUTIVE OFFICERS OF THE REGISTRANT.

Name	Title	Age
Brian E. Shore	Chief Executive Officer, President and a Director	54

Stephen E. Gilhuley	Senior Vice President, Secretary and General Counsel	61

James W. Kelly	Vice President, Taxes and Planning	49

Anthony W. DiGaudio	Vice President of Sales	36

Louis J. Stans	Vice President of Engineering and Quality	59
     Mr. Shore has served as a Director of the Company since 1983 and as Chairman of the Board of Directors since July 2004. He was elected a Vice President of the Company in January 1993, Executive Vice President in May 1994, President effective March 4, 1996, the first day of the Company’s 1997 fiscal year, and Chief Executive Officer in November 1996. Mr. Shore also served as General Counsel of the Company from April 1988 until April 1994.
     Mr. Gilhuley has been General Counsel of the Company since April 1994 and Secretary since July 1996. He was elected a Senior Vice President in March 2001.
     Mr. Kelly was elected Vice President, Taxes and Planning of Park in March 2001. He had been Director of Taxes of the Company since May 1997.

     Mr. DiGaudio joined the Company as a Product Director in May 2002, was promoted to Vice President of Quality in May 2004 and was promoted to Vice President of Sales effective June 13, 2005. He was also appointed interim Vice President of Technology in August 2005 until the Company completes its ongoing recruitment for a leader of its technology function. For several years prior to joining Park, Mr. DiGaudio was Technical Manager for Metro Circuits, Division of PJC Technologies, Inc. in Rochester, New York.
     Mr. Stans was appointed Vice President of Engineering of the Company in December 2004, and he was also appointed to the position of Vice President of Quality in October 2005. Prior to joining Park, Mr. Stans held senior engineering and technology positions at Photocircuits Corporation, Dayton T. Brown, Inc. and Grumman Aerospace Corporation. Since 1990, he had been Director of Technology and Engineering at Photocircuits Corporation, a major printed circuit board manufacturer.
     There are no family relationships between the directors or executive officers of the Company.
     Each executive officer of the Company serves at the pleasure of the Board of Directors of the Company.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     The Company’s Common Stock is listed and trades on the New York Stock Exchange (trading symbol PKE). (The Common Stock also trades on the Midwest Stock Exchange.) The following table sets forth, for each of the quarterly periods indicated, the high and low sales prices for the Common Stock as reported on the New York Stock Exchange Composite Tape and dividends declared on the Common Stock.

For the Fiscal Year	Stock Price		Dividends
Ended February 26, 2006	High	Low	Declared
First Quarter	$23.20	$19.07	$.08
Second Quarter	27.52	22.81	$.08
Third Quarter	26.98	23.75	$1.08 (a)
Fourth Quarter	29.75	22.63	$.08

For the Fiscal Year	Stock Price		Dividends
Ended February 27, 2005	High	Low	Declared
First Quarter	$26.70	$21.63	$.06
Second Quarter	27.40	20.54	$.06
Third Quarter	23.12	19.71	$1.14	(b)
Fourth Quarter	22.67	18.25	$.00

(a)	During the 2006 fiscal year third quarter, the Company declared its regular quarterly cash dividend of $0.08 per share in September 2005, and in October 2005 the Company announced that its Board of Directors had declared a one-time, special cash dividend of $1.00 per share, payable December 15, 2005 to stockholders of record on November 15, 2005.

(b)	During the 2005 fiscal year third quarter, the Company declared its regular quarterly cash dividend of $0.06 per share in September 2004 and in October 2004 the Company announced that its Board of Directors had declared a one-time, special cash dividend of $1.00 per share, payable December 15, 2004 to stockholders of record on November 15, 2004, and approved an increase in Park’s quarterly cash dividend from $0.06 per share to $0.08 per share and, at the same time, announced that its Board of Directors also had declared a regular fourth quarter dividend of $0.08 per share payable February 8, 2005 to stockholders of record on January 6, 2005.
         As of May 5, 2006, there were approximately 1,260 holders of record of Common Stock.
         The Company expects, for the immediate future, to continue to pay regular cash dividends.

The following table provides information with respect to shares of the Company’s Common Stock acquired by the Company during each month included in the Company’s 2006 fiscal year fourth quarter ended February 26, 2006.

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or	Value) of Shares
	Total		Units) Purchased	(or Units) that
	Number of	Average	As Part of	May Yet Be
	Shares (or	Price Paid	Publicly	Purchased Under
	Units)	Per Share	Announced Plans	the Plans or
Period	Purchased	(or Unit)	or Programs	Programs
November 28 - December 31	0	—	0
January 1-31	0	—	0
February 1-26	0	—	0
Total	0	—	0	2,000,000 (a)

(a)	Aggregate number of shares available to be purchased by the Company pursuant to a share purchase authorization announced on October 20, 2004. Pursuant to such authorization, the Company is authorized to purchase its shares from time to time on the open market or in privately negotiated transactions.
ITEM 6. SELECTED FINANCIAL DATA.
     The following selected consolidated financial data of Park and its subsidiaries is qualified by reference to, and should be read in conjunction with, the consolidated financial statements, related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein. Insofar as such consolidated financial information relates to the five fiscal years ended February 26, 2006 and is as of the end of such periods, it is derived from the consolidated financial statements for the two fiscal years ended February 26, 2006 and as of such date audited by Grant Thornton LLP, independent auditor, and from the consolidated financial statements for the three fiscal years ended February 29, 2004 and as of such dates audited by Ernst & Young LLP, independent auditor. The consolidated financial statements as of February 26, 2006 and February 27, 2005 and for the three years ended February 26, 2006, together with the independent auditors’ reports for the three years ended February 26, 2006, appear in Item 8 of Part II of this Report.

	Fiscal Year Ended
	(In thousands, except per share amounts)
		February
	February 26,	27,	February 29,	March 2,	March 3,
	2006	2005	2004	2003	2002
STATEMENTS OF EARNINGS INFORMATION:

Net sales	$222,251	$211,187	$194,236	$195,578	$201,681
Cost of sales	167,650	167,937	161,536	168,921	185,014

Gross profit	54,601	43,250	32,700	26,657	16,667
Selling, general and administrative expenses	25,129	26,960	27,962	27,157	33,668
Gain on Delco lawsuit (Note 17)	—	—	(33,088)	—	—
Asset impairment charge	2,280	—	—	49,035	—
Restructuring and severance Charges (Note 10)	889	625	8,469	4,794	806
Gain on insurance settlement (Note 11)	—	(4,745)
Gain on sale of DPI	—	—	—	(3,170)	—
Gain on sale of UK real estate	—	—	(429)	—	—
Loss on sale of NTI and closure of related support facility	—	—	—	—	15,707

Earnings (loss) from operations	26,303	20,410	29,786	(51,159)	(33,514)
Interest and other income, net	6,056	3,386	2,958	3,260	5,373

Earnings (loss) from continuing operations before income taxes	32,359	23,796	32,744	(47,899)	(28,141)
Income tax provision (benefit) from continuing operations	5,484	2,191	2,835	(4,035)	(10,727)

Earnings (loss) from continuing operations	26,875	21,605	29,909	(43,864)	(17,414)
Earnings (loss) from discontinued operations, net of taxes (Note 9)	—	—	(33,761)	(6,895)	(8,105)

Net earnings (loss)	$26,875	$21,605	$(3,852)	$(50,759)	$(25,519)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$1.34	$1.09	$1.51	$(2.23)	$(0.89)
(Loss) earnings from discontinued operations, net of tax	—	—	(1.71)	(0.35)	(0.42)

Basic earnings (loss) per share	$1.34	$1.09	$(0.20)	$(2.58)	$(1.31)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$1.33	$1.08	$1.50	$(2.23)	$(0.89)
(Loss) earnings from discontinued operations, net of tax	—	—	(1.69)	(0.35)	(0.42)

Diluted earnings (loss) per share	$1.33	$1.08	$(0.19)	$(2.58)	$(1.31)

Cash dividends per common share	$1.32	$1.26	$0.24	$0.24	$0.24

Weighted average number of common shares outstanding:
Basic	20,047	19,879	19,754	19,674	19,535
Diluted	20,210	20,075	19,991	19,674	19,535

BALANCE SHEET INFORMATION:
Working capital	$214,934	$206,714	$197,453	$170,274	$167,000
Total assets	311,312	307,311	311,070	301,542	360,644
Long-term debt	—	—	—	—	—
Stockholders’ equity	245,423	242,857	243,896	245,701	292,546
See Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
General:
     Park is a global advanced materials company which develops, manufactures and markets high technology digital and RF/microwave printed circuit materials and advanced composite materials principally for the telecommunications and internet infrastructure, high-end computing and aerospace markets. The Company’s manufacturing facilities are located in Singapore, China, France, Connecticut, New York, Arizona and California. The Company’s products are marketed and sold under the Nelco®, Nelcote™ (formerly FiberCote™) and Neltec® names.
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
     The Company’s net sales increased in the fiscal year ended February 26, 2006 compared with the fiscal year ended February 27, 2005 as a result of increases in sales of the Company’s printed circuit materials in North America, Asia and Europe and increases in sales of the Company’s advanced composite materials, and the Company achieved higher operating profits and higher net earnings in the 2006 fiscal year compared with the 2005 fiscal year.
     The Company’s net earnings for the fiscal year ended February 26, 2006 were increased by a tax benefit of $1.5 million recognized by the Company in the 2006 fiscal year third quarter relating to the reversal of valuation allowances against deferred tax assets recorded in the United States in prior periods and were reduced by a tax charge of $3.1 million recorded in the fourth quarter in connection with the repatriation of approximately $70 million of accumulated earnings and profits of the Company’s Nelco Products Pte. Ltd. subsidiary in Singapore, a pre-tax asset impairment charge of $2.3 million recorded in the fourth quarter for the write-off of construction costs related to the installation of a treater at the Company’s Neltec Europe SAS facility in Mirebeau, France and a pre-tax employment termination benefits charge of $0.9 million related to a workforce reduction at the Company’s Neltec Europe SAS facility recorded in the 2006 fiscal year first quarter ended May 29, 2005. The Company’s net earnings for the fiscal year ended February 27, 2005 were increased by a $4.7 million gain related to insurance proceeds from the November 2002 accident at the Company’s Singapore facility and reduced by an employment termination benefits charge of $0.6 million related to workforce reductions at the Company’s North American and European volume printed circuit materials operations recorded in the third quarter ended November 28, 2004.
     The improvement in the Company’s operating performance during the 2006 fiscal year was attributable principally to increases in sales of the Company’s printed circuit materials products and cost reductions resulting primarily from the workforce reductions at the Company’s North American and European printed circuit materials operations in the 2005 fiscal year and the workforce reduction at the Company’s Neltec Europe SAS facility in France during the 2006 fiscal year.
     Although the condition of the global markets for the Company’s printed circuit materials products improved somewhat in the second half of the 2004 fiscal year and the first half of the 2005 fiscal year, those markets weakened in the second half of the 2005 fiscal year and continued to be mixed in the first and second quarters of the 2006 fiscal year but improved somewhat in the third and fourth quarters of the 2006 fiscal year. Consequently, sales of the Company’s printed circuit materials increased in the 2006 fiscal year third and fourth quarters and in the full year compared to the comparable periods in the 2005 fiscal year and the full 2005 fiscal year. The aerospace markets for the Company’s advanced composite materials were healthy during the 2006 fiscal year, and, as a result, sales of the Company’s advanced composite materials increased in the 2006 fiscal year compared to the prior fiscal year.
     Despite mixed conditions in almost all markets for sophisticated printed circuit materials, the Company’s operating profits in the 2006 fiscal year were greater than its operating profits in the 2005 fiscal year principally as a result of higher total sales, higher percentages of sales of higher margin, high performance printed circuit materials products and the Company’s reductions of its costs and expenses.
     The global markets for the Company’s printed circuit materials continue to be very difficult to forecast, and it is not clear to the Company what the condition of the global markets for the Company’s printed circuit materials will be in the 2007 fiscal year. The aerospace markets for the Company’s advanced composite materials continued to be healthy during the 2006 fiscal year fourth quarter, and the Company believes that such markets will continue to be healthy during the 2007 fiscal year first and second quarters.
     In the first quarter of the 2007 fiscal year, the Company completed the construction of a new manufacturing facility in the Zhahai Free Trade Zone in Guangdong Province in southern China to support the growing demand for advanced printed circuit materials in China, and the Company is in the process of installing equipment for the facility. In addition, during the 2005 fiscal year, the Company installed one of its latest generation, high-technology treaters in its newly expanded facility in Singapore; and during the 2006 fiscal year second quarter, the Company completed the installation of an additional large treater at its Nelcote (formerly FiberCote) advanced composite materials facility in Waterbury, Connecticut, which has significantly increased the treating capacity of that facility.
     While the Company continued to expand and invest in its business during the 2006 fiscal year, it made additional adjustments to certain of its operations, which resulted in workforce reductions. In the 2006 fiscal year first and second quarters, the Company reduced the size of the workforce at its Neltec Europe SAS subsidiary in Mirebeau, France, as a result of further deterioration of the European market for high-technology printed circuit materials, and it recorded an employment termination benefits charge of $1.1 million during the 2006 fiscal year first quarter ended May 29, 2005, $0.2 million of which was reversed in the 2006 fiscal year fourth quarter. In addition, during the 2005 fiscal year, the Company reduced the sizes of the workforces at its North American and European printed circuit materials operations, as a result of which the Company recorded pre-tax charges of $0.6 million in the 2005 fiscal year third quarter.

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
     During the first half of the 2004 fiscal year, the Company realigned its North American volume printed circuit materials operations located in New York and California. As part of the realignment, the New York operation was scaled down to a smaller, focused operation and the California operation was scaled up to a larger volume operation, and there were workforce reductions at the Company’s New York facility and workforce increases at the Company’s California facility, with the end result being a net reduction in the Company’s workforce in North America. A portion of the New York facility was mothballed. The realignment was designed to help the Company achieve improved operating and cost efficiencies in its North American volume printed circuit materials operations and to help the Company best service all of its North American customers.
     As a result of the Company’s realignment of its North American volume printed circuit materials operations and related workforce reductions, the Company recorded pre-tax charges totaling $1.9 million and $6.5 million in the Company’s 2004 fiscal year first quarter and second quarter, respectively. The Company also recorded a pre-tax gain of $0.4 million in the 2004 fiscal year third quarter resulting from the sale of real estate previously used by its Nelco UK subsidiary, which had ceased operations after its closure in the 2003 fiscal year third quarter. See Note 10 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information regarding the realignment and closure.
     In February 2004, the Company discontinued its financial support of Dielektra GmbH, the Company’s wholly owned subsidiary located in Cologne, Germany (“Dielektra”), which supplied electronic materials to European circuit board manufacturers. The Company discontinued its support of Dielektra because the market in Europe had eroded to the point where the Company believed it would not be possible, at any time in the foreseeable future, for the Dielektra business to be viable. Dielektra had required substantial financial support from the Company. The discontinuation of the Company’s financial support resulted in the filing of an insolvency petition by Dielektra. The Company continues to service the higher technology European digital and RF circuit board markets through its Neltec Europe SAS facility located in Mirebeau, France, and its Neltec SA facility located in Lannemezan, France.
     In accordance with generally accepted accounting principles, the Company treated Dielektra as a discontinued operation. Accordingly, the Company reclassified Dielektra’s operating losses and charges and recorded a net loss from discontinued operations of $33.8 million in the 2004 fiscal year, comprised of $5.6 million of operating losses incurred by Dielektra, $6.2 million related to the closure of Dielektra’s mass lamination operation and related workforce reductions in the 2004 fiscal year first quarter and $22.0 million for the write-off of assets of Dielektra and other costs, and the Company recorded a net loss from discontinued operations in the 2003 fiscal year of $6.9 million, comprised of $5.7 million of operating losses incurred by Dielektra and $1.2 million for after-tax fixed asset impairment charges. The Company’s sales for the 2005 fiscal year did not include any sales by Dielektra, and Dielektra had no impact on the Company’s results of operations during the 2005 fiscal year. Furthermore, the Company’s sales from its continuing operations did not include sales by Dielektra of $14.4 million for the 2004 fiscal year and $21.2 million for the 2003 fiscal year. See Note 9 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information regarding the discontinued operations.
     During the Company’s 1998 fiscal year and for several years prior thereto, more than 10% of the Company’s total worldwide sales were to Delco, and the Company’s wholly owned subsidiary, NTI located in Tempe, Arizona, had been Delco’s principal supplier of semi-finished multilayer printed circuit board materials, commonly known as mass lamination, which were used by Delco to produce finished multilayer printed circuit boards. However, in March 1998, the Company was informed by Delco that Delco planned to close its printed circuit board fabrication plant and exit the printed circuit board manufacturing business. As a result, the Company’s sales to Delco declined during the three-month period ended May 31, 1998, were negligible during the remainder of the 1999 fiscal year and have been nil since that time.
     In May 1998, the Company and NTI filed a complaint against Delco and the Delphi Automotive Systems unit of General Motors Corp. in the United States District Court for the District of Arizona. The complaint alleged, among other things, that Delco breached its contract to purchase semi-finished multilayer printed circuit boards from NTI and that Delphi interfered with NTI’s contract with Delco, that Delco breached the covenant of good faith and fair dealing implied in the contract, that Delco engaged in negligent misrepresentation and that Delco fraudulently induced NTI to enter into the contract. In November 2000, a jury awarded damages to NTI in the amount of $32.3 million, and in December 2000 the judge in the United States District Court for the District of Arizona entered judgment for NTI on its claim of breach of the implied covenant of good faith and fair dealing with damages in the amount of $32.3 million. Both parties appealed the decision to the United States Court of Appeals for the Ninth Circuit in San Francisco; and in May 2003, a panel of three judges in the Court of Appeals for the Ninth Circuit rendered a unanimous decision affirming the jury verdict. In June 2003, the United States District Court for the District of Arizona entered final judgment in favor of NTI; and, on July 1, 2003, NTI received a net amount of $33.1 million in payment of such judgment. The Company recorded a pre-tax gain of $33.1 million in the 2004 fiscal year second quarter related to such payment. See Note 16 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report for additional information regarding the gain on the lawsuit against Delco and Item 3 of Part I of this Report for additional information regarding the lawsuit against Delco.
     The Company is not engaged in any related party transactions involving relationships or transactions with persons or entities that derive benefits from their non-independent relationship with the Company or the Company’s related parties, or in any transactions with parties with whom the Company or its related parties have a relationship that enables the parties to negotiate terms of material transactions that may or would not be available from other, more clearly independent parties on an arm’s-length basis, or in any trading activities involving non-exchange traded commodity or other contracts that are accounted for at fair value or otherwise or in any energy trading or risk management activities, other than certain limited foreign currency contracts intended to hedge the Company’s contractual commitments to pay certain obligations or to realize certain receipts in foreign currencies and certain limited energy purchase contracts intended to protect the Company from increased utilities costs.

     The Company believes that an evaluation of its ongoing operations would be difficult if the disclosure of its financial results were limited to generally accepted accounting principles (“GAAP”) financial measures, which include special items, such as the tax benefit relating to the reversal of valuation allowances and the earnings repatriation tax charge, asset impairment charge and employment termination benefits charge in the 2006 fiscal year. Accordingly, in addition to disclosing its financial results determined in accordance with GAAP, the Company discloses non-GAAP operating results that exclude certain items in order to assist its shareholders and other readers in assessing the Company’s operating performance, since the Company’s on-going, normal business operations do not include such special items. Such non-GAAP financial measures are provided to supplement the results provided in accordance with GAAP.
Fiscal Year 2006 Compared with Fiscal Year 2005:
     The Company’s sales of both its printed circuit materials and its advanced composite materials increased in the fiscal year ended February 26, 2006 compared to the fiscal year ended February 27, 2005, following increases in such sales in the 2005 fiscal year compared to the 2004 fiscal year.
     The increased sales in the 2006 fiscal year and a further improvement in the Company’s gross profit margin in the 2006 fiscal year, following a substantial improvement in the 2005 fiscal year compared to the 2004 fiscal year, enabled the Company’s continuing operations to generate a larger gross profit than in the prior fiscal year.
     The Company’s gross profit in the 2006 fiscal year was substantially higher than the gross profit in the prior fiscal year as a result of increased sales, the Company’s reductions of its costs and expenses and higher percentages of sales by the Company of its higher margin, high technology printed circuit materials and advanced composite materials. These improvements in gross profits occurred despite the operating inefficiencies resulting from operating certain facilities at levels below their designed manufacturing capacities and the competitive pressures that existed in the 2005 fiscal year and persisted in the 2006 year.
     The Company’s financial results of operations were adversely affected by the pre-tax asset impairment charge of $2.3 million that the Company recorded in the 2006 fiscal year fourth quarter for the write-off of construction costs related to the installation of a treater at the Company’s Neltec Europe SAS facility in Mirebeau, France in a prior year, the tax charge of $3.1 million that the Company recorded in the 2006 fiscal year fourth quarter in connection with the repatriation of approximately $70 million of accumulated earnings and profits of its Nelco subsidiary in Singapore and the pre-tax charge of $1.1 million that the Company recorded in the 2006 fiscal year first quarter for employment termination benefits resulting from a workforce reduction at its Neltec Europe SAS printed circuit materials facility in Mirebeau, France, which were only partially offset by the reversal in the 2006 fiscal year fourth quarter of $0.2 million of the previous charge for employment termination benefits at Neltec Europe SAS and by the tax benefit of $1.5 million that the Company recognized in the 2006 fiscal year third quarter related to the reversal of valuation allowances against deferred tax assets previously recorded in the United States.
     Sales of the Company’s advanced composite materials increased during the 2006 fiscal year primarily as a result of the strength of the aerospace markets for advance composite materials. Sales of advanced composite materials were 8% of the Company’s total net sales worldwide in the 2006 and 2005 fiscal years.

Results of Operations
     Net sales from continuing operations for the fiscal year ended February 26, 2006 increased 5% to $222.3 million from $211.2 million for the fiscal year ended February 27, 2005. The increase in net sales from continuing operations was the result of increased sales by the Company’s operations in all regions and increased sales of the Company’s high technology printed circuit materials and advanced composite materials.
     The Company’s foreign operations accounted for $97.9 million of sales, or 44% of the Company’s total net sales worldwide from continuing operations, during the 2006 fiscal year, compared with $94.1 million of sales, or 45% of total net sales worldwide from continuing operations, during the 2005 fiscal year and 45% and 40%, respectively, of total net sales worldwide from continuing operating during the 2004 and 2003 fiscal years. Sales by the Company’s foreign operations during the 2006 fiscal year increased 4% from the 2005 fiscal year primarily as a result of increases in sales by the Company’s operations in Singapore.
     For the fiscal year ended February 26, 2006, the Company’s sales in North America, Asia and Europe were 56%, 29% and 15%, respectively, of the Company’s total net sales worldwide compared with 55%, 29% and 16% for the fiscal year ended February 27, 2005. The Company’s sales in North America increased 6%, its sales in Asia increased 6% and its sales in Europe increased 1% in the 2006 fiscal year over the 2005 fiscal year.
     The overall gross profit as a percentage of net sales for the Company’s worldwide continuing operations improved to 24.6% during the 2006 fiscal year compared with 20.5% during the 2005 fiscal year. The improvement in the gross profit margin was attributable to increased sales, reduced operating costs resulting from the work force reduction at the Company’s volume printed circuit materials operation in France in the 2006 fiscal year and the realignments of the Company’s North American volume printed circuit materials operations in the 2005 and 2004 fiscal years and higher percentages of sales of higher margin, high temperature printed circuit materials.
     During the fiscal year ended February 26, 2006, the Company’s total net sales worldwide of high temperature printed circuit materials, which included high performance (non-FR4)printed circuit materials, were 96% of the Company’s total net sales worldwide of printed circuit materials, compared with 94% for last fiscal year; while the Company’s net sales of such high temperature printed circuit materials in North America were 97% of the Company’s total net sales of printed circuit materials in North America, compared with 95% for last fiscal year; and the Company’s net sales of such materials in Asia and Europe combined were 94% of the company’s total net sales of printed circuit materials in Asia and Europe combined, compared with 93% for last fiscal year.
     The Company’s high temperature printed circuit materials include its high performance (non-FR4)printed circuit materials, which consist of high-speed low-loss materials for digital applications requiring increased, high bandwidth signal integrity, bismalimide triazine(“BT”) materials, polyimides for applications that demand extremely high thermal performance, cyanate esters, and polytetrafluoroethylene (“PTFE”) materials for RF/microwave systems that operate at frequencies up to 77GHz.
     During the fiscal year ended February 26, 2006, the Company’s total net sales worldwide of high performance (non-FR4) printed circuit materials were 40% of the Company’s total net sales worldwide of printed circuit materials, compared with 35% for last fiscal year; while the Company’s net sales of such high performance printed circuit materials in North America were 47% of the Company’s total net sales of printed circuit materials in North America, compared with 44% for last fiscal year; and the Company’s net sales of such materials in Asia and Europe combined were 32% of the Company’s total net sales of printed circuit materials in Asia and Europe combined, compared with 27% for last fiscal year.
     The Company’s cost of sales decreased slightly in the 2006 fiscal year compared to the prior fiscal year despite higher production volumes compared to the prior fiscal year, as a result of cost reduction measures implemented by the Company, including workforce reductions and the reduction of overtime.
     Selling, general and administrative expenses decreased during the 2006 fiscal year compared with the 2005 fiscal year, as these expenses, measured as a percentage of sales, were 11.3% during the 2006 fiscal year compared with 12.8% during the 2005 fiscal year. The decrease in selling, general and administrative expenses in the 2006 fiscal year resulted from decreases in almost all categories of expenses.
     In the 2006 fiscal year fourth quarter, the Company recorded an after-tax charge of $3.1 million in connection with the repatriation of approximately $70 million of accumulated earnings and profits of its subsidiary in Singapore and a pre-tax asset impairment charge of $2.3 million for the write-off of construction costs related to the installation of an advanced high-speed treater at the Company’s Neltec Europe SAS facility in Mirebeau, France. The treater, which was installed at the Neltec Europe facility when the business environment in Europe was more suited for such a treater, will be moved to and installed at the Company’s manufacturing facility in Singapore. In the 2006 fiscal year third quarter, the Company recognized a tax benefit of $1.5 million related to the reversal of valuation allowances against deferred tax assets recorded in the United States in prior periods; and in the 2006 fiscal year first quarter, the Company recorded a pre-tax charge of $1.1 million for employment termination benefits resulting from a workforce reduction at its Neltec Europe SAS facility in France, which was partially offset by a reversal of $0.2 million in the 2006 fiscal year fourth quarter.
     In the 2005 fiscal year third quarter, the Company recorded a pre-tax gain of $4.7 million resulting from the settlement of an insurance claim for property and business interruption losses sustained by the Company in Singapore as a result of an explosion in November 2002 in one of the four treaters located at its manufacturing facility in Singapore. In the same quarter, the Company also recorded a pre-tax charge of $0.6 million for employment termination benefits resulting from workforce reductions at the Company’s North American and European volume printed circuit materials operations.
     For the reasons set forth above, the Company’s earnings from continuing operations for the 2006 fiscal year, including the pre-tax asset impairment charge described above for the write-off of construction costs related to the installation of a treater in France and the pre-tax charge described above for employment termination benefits resulting from a workforce reduction in France, were $26.3 million compared with earnings from continuing operations for the 2005 fiscal year of $20.4 million, including the pre-tax gain described above resulting from the settlement of an insurance claim for property and business interruption losses sustained by the Company in Singapore and the pre-tax charge described above for employment termination benefits resulting from workforce reductions at the Company’s North American and European volume printed circuit materials operations. The net impacts of the charges and gain described above were to decrease earnings from continuing operations by $3.2 million for the 2006 fiscal year and to increase earnings from continuing operations by $4.1 million for the 2005 fiscal year.

     Interest and other income, net, principally investment income, increased 79% to $6.1 million for the 2006 fiscal year from $3.4 million for the 2005 fiscal year. The increase in investment income was attributable to higher prevailing interest rates and larger amounts of cash available for investment during the 2006 fiscal year. The Company’s investments were primarily in short-term taxable instruments. The Company incurred no interest expense during the 2006, 2005 or 2004 fiscal years. See “Liquidity and Capital Resources” elsewhere in this Item 7.
     The Company’s effective income tax rate was 17.0% for the 2006 fiscal year compared to 9.2% for the 2005 fiscal year. The Company’s effective income tax rate for continuing operations, excluding the pre-tax gains and the pre-tax charges described above, for the 2006 fiscal year was 11.0% compared to 8.0% for the 2005 fiscal year.
     The Company’s net earnings from continuing operations for the 2006 fiscal year, including the pre-tax asset impairment charge and pre-tax employment termination benefits charge described above and the tax charge described above in connection with the repatriation of foreign earnings and the tax benefit described above related to the reversal of valuation allowances, were $26.9 million compared with net earnings from continuing operations for the 2005 fiscal year of $21.6 million, including the pre-tax gain described above resulting from the insurance settlement and the pre-tax charge described above for employment termination benefits resulting from workforce reductions. The net impacts of the charges, tax benefit and gain described above were to decrease net earnings from continuing operations by $4.8 million for the 2006 fiscal year and to increase net earnings from continuing operations by $3.5 million for the 2005 fiscal year.
     Basic and diluted earnings per share from continuing operations, including the charges and tax benefit described above, were $1.34 and $1.33 per share, respectively, for the 2006 fiscal year compared to basic and diluted earnings per share from continuing operations of $1.09 and $1.08 per share, respectively, including the gain and charge described above, for the 2005 fiscal year. The net impacts of the charges, tax benefit and gain described above were to decrease the basic and diluted earnings per share from continuing operations by $0.23 for the 2006 fiscal year and to increase the basic and diluted earnings per share from continuing operations by $0.18 for the 2005 fiscal year.
Fiscal Year 2005 Compared with Fiscal Year 2004:
     The Company’s sales of both its printed circuit materials and its advanced composite materials increased in the fiscal year ended February 27, 2005 compared to the fiscal year ended February 29, 2004, after a slight decline in the Company’s sales of printed circuit materials in the 2004 fiscal year compared to the 2003 fiscal year. The increase in sales of printed circuit materials was accomplished despite the continued anemic conditions in the North American and European markets and, to a lesser extent, in the Asian markets for printed circuit materials.
     The increased sales in the 2005 fiscal year and a further improvement in the Company’s gross profit margin in the 2005 fiscal year, following a substantial improvement in the gross profit margin in the 2004 fiscal year compared to the 2003 and 2002 fiscal years, enabled the Company’s continuing operations to generate a larger gross profit than in the prior fiscal year.
     The Company’s gross profit in the 2005 fiscal year was substantially higher than the gross profit in the prior fiscal year as a result of increased sales, the Company’s reductions of its costs and expenses and higher percentages of sales by the Company of its higher margin, high technology printed circuit materials and advanced composite materials. These improvements in gross profits occurred despite slightly lower levels of total sales in the 2005 fiscal year fourth quarter than in the fourth quarter of the 2004 fiscal year and lower levels of sales of printed circuit materials in the 2005 fiscal year third and fourth quarters than in the comparable periods of the 2004 fiscal year and than in the 2005 fiscal year first and second quarters. In addition, the operating inefficiencies resulting from operating certain facilities at levels below their designed manufacturing capacities and the competitive pressures that existed in the 2004 fiscal year persisted in the 2005 fiscal year.
     The Company’s financial results of operations were enhanced by the pre-tax gain of $4.7 million that the Company recorded in the 2005 fiscal year third quarter resulting from its settlement of an insurance claim for property and business interruption losses sustained by the Company in Singapore as a result of an explosion in November 2002 in one of the four treaters located at its Nelco manufacturing facility in Singapore, which was only partially offset by the pre-tax charge of $0.6 million that the Company recorded in the 2005 fiscal year third quarter related to workforce reductions at the Company’s North American and European volume printed circuit materials operations.
     Sales of the Company’s advanced composite materials improved during the 2005 fiscal year primarily as a result of higher sales volumes related to the strength of the aerospace markets for advanced composite materials. Sales of advanced composite materials increased to 8% of the Company’s total net sales worldwide in the 2005 fiscal year compared with 6% of the Company’s total net sales worldwide in the 2004 fiscal year.
Results of Operations
     Net sales from continuing operations for the fiscal year ended February 27, 2005 increased 9% to $211.2 million from $194.2 million for the fiscal year ended February 29, 2004. The increase in net sales from continuing operations was the result of increased sales by the Company’s operations in all regions and increased sales of the Company’s high technology printed circuit materials and an increase in sales of the Company’s advanced composite materials.
     The Company’s foreign operations accounted for $94.1 million of sales, or 45% of the Company’s total net sales worldwide from continuing operations, during the 2005 fiscal year, compared with $88.2 million of sales, or 45% of total net sales worldwide from continuing operations, during the 2004 fiscal year and 40% and 34%, respectively, of total net sales worldwide from continuing operating during the 2003 and 2002 fiscal years. Sales by the Company’s foreign operations during the 2005 fiscal year increased from the 2004 fiscal year as sales by the Company’s operations in both Singapore and France increased.
     For the fiscal year ended February 27, 2005, the Company’s sales in North America, Asia and Europe were 55%, 29% and 16%, respectively, of the Company’s total net sales worldwide compared with the same percentages for the fiscal year ended February 29, 2004. The Company’s sales in North America increased 10%, its sales in Asia increased 7% and its sales in Europe increased 7% in the 2005 fiscal year over the 2004 fiscal year.
     The overall gross profit as a percentage of net sales for the Company’s worldwide continuing operations improved to 20.5% during the 2005 fiscal year compared with 16.8% during the 2004 fiscal year. The improvement in the gross profit margin was attributable to reduced operating costs resulting from the realignments of the Company’s North American volume printed circuit materials operations in the 2005 and 2004 fiscal years and higher percentages of sales of higher margin, high temperature printed circuit materials and advanced composite materials. High temperature printed circuit materials accounted for 94% of the Company’s total net printed circuit materials sales worldwide from continuing operations for the 2005 fiscal year compared with 89% for the prior fiscal year. The improvement in the gross profit margin during the 2005 fiscal year also was attributable to increased sales of the Company’s printed circuit materials and the Company’s advanced composite materials from the 2004 fiscal year, which were only partially offset by slightly lower levels of total sales in the 2005 fiscal year fourth quarter than in the 2004 fiscal year fourth quarter and lower levels of sales of electronic materials in the 2005 fiscal year third and fourth quarters than in the 2004 fiscal year comparable quarters and than in the 2005 fiscal year first and second quarters. In addition, the operating inefficiencies resulting from operating certain facilities at levels below their designed manufacturing capacities and the competitive pressures that existed in the 2004 fiscal year persisted in the 2005 fiscal year.
     During the fiscal year ended February 27, 2005, the Company’s total net sales worldwide of high temperature printed circuit materials, which included high performance (non-FR4)printed circuit materials, were 94% of the Company’s total net sales worldwide of printed circuit materials, compared with 89% for the 2004 fiscal year; while the Company’s net sales of such high temperature printed circuit materials in North America were 95% of the Company’s total net sales of printed circuit materials in North America, compared with 92% for the 2004 fiscal year; and the Company’s net sales of such materials in Asia and Europe combined were 93% of the company’s total net sales of printed circuit materials in Asia and Europe combined, compared with 87% for the 2004 fiscal year.
     The Company’s high temperature printed circuit materials include its high performance (non-FR4)printed circuit materials, which consist of high-speed low-loss materials for digital applications requiring increased, high bandwidth signal integrity, bismalimide triazine(“BT”) materials, polyimides for applications that demand extremely high thermal performance, cyanate esters, and polytetrafluoroethylene (“PTFE”) materials for RF/microwave systems that operate at frequencies up to 77GHz.
     During the fiscal year ended February 27, 2005, the Company’s total net sales worldwide of high performance (non-FR4) printed circuit materials were 35% of the Company’s total net sales worldwide of printed circuit materials, compared with 27% for the 2004 fiscal year; while the Company’s net sales of such high performance printed circuit materials in North America were 44% of the Company’s total net sales of printed circuit materials in North America, compared with 36% for the 2004 fiscal year; and the Company’s net sales of such materials in Asia and Europe combined were 27% of the Company’s total net sales of printed circuit materials in Asia and Europe combined, compared with 21% for the 2004 fiscal year.
     The Company’s cost of sales increased in the 2005 fiscal year compared to the prior fiscal year in support of higher production volumes compared to the prior fiscal year, but decreased as a percentage of sales as a result of personnel reductions and cost savings resulting from the Company’s realignment of its North American volume printed circuit materials operations, and other cost reduction measures implemented by the Company, including workforce reductions and the reduction of overtime.
     Selling, general and administrative expenses decreased during the 2005 fiscal year compared with the 2004 fiscal year, as these expenses, measured as a percentage of sales, were 12.8% during the 2005 fiscal year compared with 14.4% during the 2004 fiscal year. The decrease in selling, general and administrative expenses in the 2005 fiscal year resulted from the higher volume of sales, lower shipping costs incurred by the Company to meet its customers’ customized manufacturing and quick-turn-around requirements and cost reductions resulting from the realignment of the Company’s volume printed circuit materials operations.
     In the 2005 fiscal year third quarter, the Company recorded a pre-tax gain of $4.7 million resulting from the settlement of an insurance claim for property and business interruption losses sustained by the Company in Singapore as a result of an explosion in November 2002 in one of the four treaters located at its manufacturing facility in Singapore. In the same quarter, the Company also recorded a pre-tax charge of $0.6 million for employment termination benefits resulting from workforce reductions at the Company’s North American and European volume printed circuit materials operations.
     The Company recorded a pre-tax gain of $0.4 million in the 2004 fiscal year third quarter resulting from the sale of real estate in Skelmersdale, England previously used by its Nelco UK subsidiary, which had ceased operations after its closure in the 2003 fiscal year third quarter, and a pre-tax gain of $33.1 million during the 2004 fiscal year second quarter related to the payment by Delco of the judgment against Delco in favor of the Company’s subsidiary, NTI, in its lawsuit against Delco. The Company also recorded pre-tax charges totaling $8.5 million in the 2004 fiscal year first and second quarters in connection with the realignment of its North American volume printed circuit materials operations and related workforce reductions. The net pre-tax gain for all these items for the 2004 fiscal year was $25.0 million, and the net after-tax gain for the fiscal year was $22.9 million.
     For the reasons set forth above, the Company’s earnings from continuing operations for the 2005 fiscal year, including the pre-tax gain described above resulting from the settlement of an insurance claim for property and business interruption losses sustained by the Company in Singapore and the pre-tax charge described above for employment termination benefits resulting from workforce reductions at the Company’s North American and European volume printed circuit materials operations, were $20.4 million compared with earnings from continuing operations for the 2004 fiscal year of $29.8 million, including the pre-tax gains described above resulting from the sale of real estate in England and the payment by Delco of the judgment in favor of NTI and the pre-tax charges described above related to the realignment of the Company’s North American volume printed circuit materials operations and related workforce reductions. The net impacts of the gains and the charges described above were to increase the earnings from continuing operations by $4.1 million for the 2005 fiscal year and by $25.0 million for the 2004 fiscal year.
     Interest and other income, net, principally investment income, increased 14% to $3.4 million for the 2005 fiscal year from $3.0 million for the 2004 fiscal year. The increase in investment income was attributable to larger amounts of cash available for investment and higher prevailing interest rates during the 2005 fiscal year. The Company’s investments were primarily short-term taxable instruments. The Company incurred no interest expense during the 2005, 2004 or 2003 fiscal years. See “Liquidity and Capital Resources” elsewhere in this Item 7.
     The Company’s effective income tax rate was 9.2% for the 2005 fiscal year compared to 8.7% for the 2004 fiscal year. The Company’s effective income tax rate for continuing operations, excluding the pre-tax gains and the pre-tax charge described above, for the 2005 fiscal year was 8.0% compared to 8.6% for the 2004 fiscal year.
     The Company’s net earnings from continuing operations for the 2005 fiscal year, including the pre-tax insurance settlement gain described above and the pre-tax employment termination benefits charge described above, were $21.6 million compared with net earnings from continuing operations for the

2004 fiscal year of $29.9 million, including the pre-tax gains described above resulting from the sale of real estate in England and the payment by Delco of the judgment in favor of NTI and the pre-tax charges described above related to the realignment of the Company’s North American volume printed circuit materials operations and related workforce reductions. The net impacts of the gains and the charges described above were to increase net earnings from continuing operations by $3.5 million for the 2005 fiscal year and by $22.9 million for the 2004 fiscal year.
     The Company reported net earnings of $21.6 million for the 2005 fiscal year, including the gain and charge described above, and a net loss of $3.9 million for the 2004 fiscal year, including the gains and charges described above and the loss from the discontinued Dielektra operations.
     Basic and diluted earnings per share from continuing operations, including the gain and charge described above, were $1.09 and $1.08 per share, respectively, for the 2005 fiscal year compared to basic and diluted earnings per share from continuing operations of $1.51 and $1.50 per share, respectively, including the gains and charges described above, for the 2004 fiscal year. The net impacts of the gains and charges described above were to increase the basic and diluted earnings per share from continuing operations by $0.18 for the 2005 fiscal year and by $1.15 for the 2004 fiscal year.
     The basic and diluted losses per share were $0.20 and $0.19, respectively, for the 2004 fiscal year, including losses from the discontinued Dielektra operations of $1.71 and $1.69 per share, respectively, and the pre-tax gains and charges described above.
Liquidity and Capital Resources:
     At February 26, 2006, the Company’s cash and temporary investments (consisting of marketable securities) were $199.7 million compared with $189.6 million at February 27, 2005, the end of the Company’s 2005 fiscal year. The Company’s working capital (which includes cash and temporary investments) was $214.9 million at February 26, 2006 compared with $206.7 million at February 27, 2005. The increase in working capital at February 27, 2006 compared with February 27, 2005 was due principally to higher cash and temporary investments and lower accounts payable, offset in part by higher income taxes payable. The increase in cash and temporary investments at February 26, 2006 compared with February 27, 2005 was the result of cash provided by operating activities and higher interest and other income. The lower accounts payable were the result principally of faster payments to suppliers. The increase in income taxes payable was attributable mainly to the increase in the income tax provision, which was the result of the Company’s repatriation of foreign earnings and profits and the generation of higher taxable income in jurisdictions with higher income tax rates. The Company’s current ratio (the ratio of current assets to current liabilities) was 6.6 to 1 at February 26, 2006 compared with 6.6 to 1 at February 27, 2005.
     During the 2006 fiscal year, net earnings from the Company’s operations, before depreciation and amortization, of $36.5 million and a net increase in working capital items, resulted in $37.0 million of cash provided by operating activities. This increase in cash provided by operating activities was partially offset by $26.5 million of dividends paid during the year, including a special cash dividend of $20.1 million paid during the 2006 fiscal year fourth quarter. Cash dividends paid were $25.1 million, including a special cash dividend of $19.9 million, during the 2005 fiscal year, and $4.7 million during the 2004 fiscal year. Net earnings excluding $10.2 million of depreciation and amortization were $31.8 million in the 2005 fiscal year and resulted in $27.7 million of cash provided by operating activities.

     Net expenditures for property, plant and equipment were $4.3 million, $3.3 million, and $2.4 million in the 2006, 2005 and 2004 fiscal years, respectively.
     The Company resolved with Royal Sun & Alliance Insurance (Singapore) Limited the Company’s property damage and business interruption insurance claim resulting from the explosion in a treater at the Company’s subsidiary in Singapore on November 27, 2002, and the Company received $5.8 million in cash and recorded a $4.7 million pre-tax gain in the 2005 fiscal year third quarter as a result of such resolution. The Company has initiated a lawsuit against CNA Insurance Co. to resolve the Company’s claim for business interruption damages in the United States resulting from the explosion.
     At February 26, 2006 and February 27, 2005, the Company had no long-term debt.
     The Company believes its financial resources will be sufficient, for the foreseeable future, to provide for continued investment in working capital and property, plant and equipment and for general corporate purposes. Such resources would also be available for purchases of the Company’s common stock, appropriate acquisitions and other expansions of the Company’s business.
     The Company is not aware of any circumstances or events that are reasonably likely to occur that could materially affect its liquidity.
     The Company’s contractual obligations and other commercial commitments to make future payments under contracts, such as lease agreements, consist only of the operating lease commitments described in Note 13 of the Notes to Consolidated Financial Statements included elsewhere in this Report. The Company has no long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments or contingent commitments, other than two standby letters of credit in the total amount of $1.7 million to secure the Company’s obligations under its workers’ compensation insurance program and certain limited energy purchase contracts intended to protect the Company from increased utilities costs.
     As of February 26, 2006, the Company’s significant contractual obligations, including payments due by fiscal year, were as follows:

Contractual Obligations			2008-	2010-	2012 and
(Amounts in thousands)	Total	2007	2009	2011	thereafter
Operating lease Obligations	$13,227	$2,043	$3,935	$3,600	$3,649

Purchase obligations	—	—	—	—	—

Total	$13,227	$2,043	$3,935	$3,600	$3,649

Off-Balance Sheet Arrangements:
     The Company’s liquidity is not dependent on the use of, and the Company is not engaged in, any off-balance sheet financing arrangements, such as securitization of receivables or obtaining access to assets through special purpose entities.
Environmental Matters:
     The Company is subject to various federal, state and local government requirements relating to the protection of the environment. The Company believes that, as a general matter, its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and that its handling, manufacture, use and disposal of hazardous or toxic substances are in accord with environmental laws and regulations. However, mainly because of past operations and operations of predecessor companies, which were generally in compliance with applicable laws at the time of the operations in question, the Company, like other companies engaged in similar businesses, is a party to claims by government agencies and third parties and has incurred remedial response and voluntary cleanup costs associated with environmental matters. Additional claims and costs involving past environmental matters may continue to arise in the future. It is the Company’s policy to record appropriate liabilities for such matters when remedial efforts are probable and the costs can be reasonably estimated.
     In the 2006, 2005 and 2004 fiscal years, the Company charged approximately $(0.6) million, $0.0 million and $0.0 million, respectively, against pre-tax income for remedial response and voluntary cleanup costs (including legal fees). While annual expenditures have generally been constant from year to year, and may increase over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At February 26, 2006, the recorded liability in liabilities from discontinued operations for environmental matters related to Dielektra was $2.1 million and the recorded liability in accrued liabilities for environmental matters was $1.8 million compared with $2.1 million of liabilities for environmental matters for Dielektra and $2.4 million for environmental matters for continuing operations at February 27, 2005.
     Management does not expect that environmental matters will have a material adverse effect on the liquidity, capital resources, business or consolidated financial position of the Company. See Note 13 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for a discussion of the Company’s commitments and contingencies, including those related to environmental matters.
Critical Accounting Policies and Estimates:
     In response to financial reporting release, FR-60,“Cautionary Advice Regarding Disclosure About Critical Accounting Policies”, issued by the Securities and Exchange Commission in December 2001, the following information is provided regarding critical accounting policies that are important to the Consolidated Financial Statements and that entail, to a significant extent, the use of estimates, assumptions and the application of management’s judgment.

     General
     The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, sales allowances, accounts receivable, allowances for bad debts, inventories, valuation of long-lived assets, income taxes, restructurings, contingencies and litigation, and pensions and other employee benefit programs. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
     Sales Allowances
     The Company provides for the estimated costs of sales allowances at the time such costs can be reasonably estimated. The Company’s products are made to customer specifications and tested for adherence to such specifications before shipment to customers. There are no future performance requirements other than the products’ meeting the agreed specifications. The Company’s bases for providing sales allowances for returns are known situations in which products may have failed due to manufacturing defects in the products supplied by the Company. The Company is focused on manufacturing the highest quality printed circuit materials and advanced composite materials possible and employs stringent manufacturing process controls and works with raw material suppliers who have dedicated themselves to complying with the Company’s specifications and technical requirements. The amounts of returns and allowances resulting from defective or damaged products have been approximately 1.0% of sales for each of the Company’s last three fiscal years.

     Accounts Receivable
     The majority of the Company’s accounts receivable are due from purchasers of the Company’s printed circuit materials. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within established payment terms and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than established payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.
     Allowances for Bad Debts
     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
     Inventories
     Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company writes down its inventory for estimated obsolescence or unmarketability based upon the age of the inventory and assumptions about future demand for the Company’s products and market conditions.
     Valuation of Long-lived Assets
     The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Important factors that could trigger an impairment review include, but are not limited to, significant negative industry or economic trends and significant changes in the use of the Company’s assets or strategy of the overall business.
     Income Taxes
     Carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company’s consolidated statement of operations. Management evaluates the realizability of the deferred tax assets quarterly and assesses the need for additional valuation allowances quarterly.

     Restructurings
     The Company recorded charges in connection with the realignment of its Neltec Europe SAS business in France during the three-month period ended May 29, 2005 and the realignment of its North American volume printed circuit materials operations during the fiscal years ended February 29, 2004 and March 2, 2003. The Company also recorded realignment charges in its North American operations during the fiscal year ended February 27 2005. In addition, during the 2003 fiscal year, the Company recorded charges in connection with the closure of the Company’s manufacturing facility in England. Prior to the Company’s treating Dielektra GmbH as a discontinued operation, the Company recorded charges in connection with the closure of the mass lamination operation of Dielektra and the realignment of Dielektra during the fiscal years ended February 29, 2004, March 2, 2003 and March 3, 2002.
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
     Pension and Other Employee Benefit Programs
     Dielektra GmbH has significant pension costs that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates and wage inflation rates. The pension liability of Dielektra has been included in liabilities from discontinued operations on the Company’s balance sheet.
     The Company’s obligations for workers’ compensation claims are effectively self-insured. The Company uses an insurance company administrator to process all such claims and benefits. The Company accrues its workers’ compensation liability based upon the claim reserves established by the third-party administrator and historical experience.
     The Company and certain of its subsidiaries have a non-contributory profit sharing retirement plan covering their regular full-time employees. In addition, the Company’s subsidiaries have various bonus and incentive compensation programs, some of which are determined at management’s discretion.
     The Company’s reserves associated with these self-insured liabilities and benefit programs are reviewed by management for adequacy at the end of each reporting period.

Factors That May Affect Future Results:
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. Certain portions of this Report which do not relate to historical financial information may be deemed to constitute forward-looking statements that are subject to various factors which could cause actual results to differ materially from Park’s expectations or from results which might be projected, forecasted, estimated or budgeted by the Company in forward-looking statements. The factors described under “Risk Factors” in Item 1A of this Report, as well as the following additional factors, could cause the Company’s actual results to differ materially from any such results which might be projected, forecast, estimated or budgeted by the Company in forward-looking statements.
•	The Company’s operating results are affected by a number of factors, including various factors beyond the Company’s control. Such factors include economic conditions in the electronics industry, the timing of customer orders, product prices, process yields, the mix of products sold and maintenance-related shutdowns of facilities. Operating results also can be influenced by development and introduction of new products and the costs associated with the start-up of new facilities.

•	The Company, from time to time, is engaged in the expansion of certain of its manufacturing facilities. The anticipated costs of such expansions cannot be determined with precision and may vary materially from those budgeted. In addition, such expansions will increase the Company’s fixed costs. The Company’s future profitability depends upon its ability to utilize its manufacturing capacity in an effective manner.

•	The Company may acquire businesses, product lines or technologies that expand or complement those of the Company. The integration and management of an acquired company or business may strain the Company’s management resources and technical, financial and operating systems. In addition, implementation of acquisitions can result in large one-time charges and costs. A given acquisition, if consummated, may materially affect the Company’s business, financial condition and results of operations.

•	The Company’s success is dependent upon its relationship with key management and technical personnel.

•	The Company’s future success depends in part upon its intellectual property which the Company seeks to protect through a combination of contract provisions, trade secret protections, copyrights and patents.

•	The market price of the Company’s securities can be subject to fluctuations in response to quarter to quarter variations in operating results, changes in analyst earnings estimates, market conditions in the electronic materials industry, as well as general economic conditions and other factors external to the Company.

•	The Company’s results could be affected by changes in the Company’s accounting policies and practices or changes in the Company’s organization, compensation and benefit plans, or changes in the Company’s material agreements or understandings with third parties
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     The Company is exposed to market risks for changes in foreign currency exchange rates and interest rates. The Company’s primary foreign currency exchange exposure relates to the translation of the financial statements of foreign subsidiaries using currencies other than the U.S. dollar as their functional currency. The Company does not believe that a 10% fluctuation in foreign exchange rates would have had a material impact on its consolidated results of operations or financial position. The exposure to market risks for changes in interest rates relates to the Company’s short-term investment portfolio. This investment portfolio is managed in accordance with guidelines issued by the Company. These guidelines are designed to establish a high quality fixed income portfolio of government and highly rated corporate debt securities with a maximum weighted maturity of less than one year. The Company does not use derivative financial instruments in its investment portfolio. Based on the average anticipated maturity of the investment portfolio at the end of the 2006 fiscal year, a 10% increase in short-term interest rates would not have had a material impact on the consolidated results of operations or financial position of the Company.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          The Company’s Financial Statements begin on the next page.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS
Stockholders and Board of Directors of
Park Electrochemical Corp.
We have audited the accompanying consolidated balance sheets of Park Electrochemical Corp. and subsidiaries as of February 26, 2006 and February 27, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended February 26, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park Electrochemical Corp. and subsidiaries as of February 26, 2006 and February 27, 2005 and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended February 26, 2006, in conformity with accounting principles generally accepted in the United States of America.
Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II Valuation and Qualifying Accounts is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Park Electrochemical Corp. and subsidiaries’ internal control over financial reporting as of February 26, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated May 3, 2006 expressed an unqualified opinion thereon.
/s/ GRANT THORNTON LLP
New York, New York
May 3, 2006

To the Board of Directors and Stockholders of
Park Electrochemical Corp.
Melville, New York
We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Park Electrochemical Corp. and subsidiaries for the year ended February 29, 2004. Our audit also included the 2004 activity in the financial statement schedule listed in the Index at Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations of Park Electrochemical Corp. and subsidiaries and their cash flows for the year ended February 29, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the 2004 activity in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

New York, New York	/s/ Ernst & Young LLP
April 21, 2004

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	February 26,	February 27,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$108,027	$86,071
Marketable securities (Note 2)	91,625	103,507
Accounts receivable, less allowance for doubtful accounts of $1,930 and $1,984, respectively	35,964	35,722
Inventories (Note 3)	15,022	15,418
Prepaid expenses and other current assets	3,023	2,944

Total current assets	253,661	243,662

Property, plant and equipment, net of accumulated depreciation and amortization (Note 4)	54,370	63,251

Other assets	3,281	398

Total assets	311,312	$307,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	13,259	$15,121
Accrued liabilities (Note 5)	14,651	15,353
Income taxes payable	10,817	6,474

Total current liabilities	38,727	36,948

Deferred income taxes (Note 6)	5,193	5,042
Restructuring accruals — non current	4,718	5,213
Liabilities from discontinued operations (Note 9)	17,251	17,251

Total liabilities	65,889	64,454

Commitments and contingencies (Note 13)

Stockholders’ equity (Note 7):
Preferred stock, $1 par value per share—authorized, 500,000 shares; issued, none	—	—
Common stock, $.10 par value per share—authorized, 60,000,000 shares; issued, 20,369,986 shares	2,037	2,037
Additional paid-in capital	137,513	134,206
Retained earnings	105,808	105,450
Accumulated other comprehensive income	2,435	4,605

	247,793	246,298

Less treasury stock, at cost, 255,428 and 449,213 shares, respectively	(2,370)	(3,441)

Total stockholders’ equity	245,423	242,857

Total liabilities and stockholders’ equity	$311,312	$307,311

See notes to consolidated financial statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended
	February 26,	February 27,	February 29,
	2006	2005	2004
Net sales	$222,251	$211,187	$194,236
Cost of sales	167,650	167,937	161,536

Gross profit	54,601	43,250	32,700
Selling, general and administrative expenses	25,129	26,960	27,962
Gain on Delco lawsuit (Note 16)	—	—	(33,088)
Restructuring and severance charges (Note 10)	889	625	8,469
Gain on sale of United Kingdom real estate	—	—	(429)
Gain on insurance settlement (Note 11)	—	(4,745)	—
Asset impairment charge	2,280	—	—

Earnings from continuing operations	26,303	20,410	29,786
Interest and other income, net	6,056	3,386	2,958

Earnings from continuing operations before income taxes	32,359	23,796	32,744
Income tax provision from continuing operations (Note 6)	5,484	2,191	2,835

Net earnings from continuing operations	26,875	21,605	29,909
Loss from discontinued operations, net of taxes ( Note 9)	—	—	(33,761)

Net earnings (loss)	$26,875	$21,605	$(3,852)

Basic earnings (loss) per share:

Earnings from continuing operations	$1.34	$1.09	$1.51
Loss from discontinued operations, net of taxes	—	—	(1.71)

Basic earnings (loss) per share	$1.34	$1.09	$(0.20)

Basic weighted average shares	20,047	19,879	19,754
Diluted earnings (loss) per share:

Earnings from continuing operations	$1.33	$1.08	$1.50
Loss from discontinued operations, net of taxes	—	—	(1.69)

Diluted earnings (loss) per share	$1.33	$1.08	$(0.19)

Diluted weighted average shares	20,210	20,075	19,991
See notes to consolidated financial statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

					Accumulated
					Other
			Additional		Comprehensive			Comprehensive
	Common Stock		Paid-in	Retained	Income	Treasury Stock		Income
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Loss
Balance, March 2, 2003	20,369,986	$2,037	$133,172	117,506	$(2,432)	686,069	$(4,582)
Net loss				(3,852)				$(3,852)
Exchange rate changes					5,557			5,557
Change in pension liability adjustment					742			742
Unrealized loss on marketable securities					(133)			(133)

Stock option activity			163			(104,008)	457

Cash dividends ($.24 per share)				(4,739)
								$2,314

Balance, February 29, 2004	20,369,986	$2,037	$133,335	$108,915	3,734	582,061	($4,125)

Net earnings				21,605				$21,605
Exchange rate changes					1,529			1,529
Unrealized loss on marketable securities					(658)			(658)
Stock option activity			871			(132,848)	684
Cash dividends ($1.26 per share)				(25,070)

Comprehensive income								$22,476

Balance, February 27, 2005	20,369,986	$2,037	$134,206	$105,450	$4,605	449,213	($3,441)

Net earnings				26,875				26,875
Exchange rate changes					(1,822)			(1,822)
Unrealized loss on marketable securities					(348)			(348)
Stock option activity			3,307			(193,785)	1,071
Cash dividends ($1.32 per share)				(26,517)
Comprehensive income								$24,705

Balance, February 26, 2006	20,369,986	$2,037	$137,513	$105,808	$2,435	255,428	$(2,370)

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	February 26,	February 27,	February 29,
	2006	2005	2004
Cash flows from operating activities:
Net earnings (loss)	$26,875	$21,605	$(3,852)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,645	10,202	11,978
Loss (gain) on sale of fixed assets	60	35	(511)
Gain from insurance settlement	—	(4,745)	—
Proceeds from insurance settlement	—	5,816	—
Non-cash impairment charges related to discontinued operations	—	—	21,348
Non-cash impairment charge	2,280	—	—
Provision for doubtful accounts receivable	(1)	66	109
Provision for deferred income taxes	151	(55)	515
Tax benefit from stock option exercises	1,110	—	—
Changes in operating assets and liabilities:
Accounts receivable	(659)	596	(6,082)
Inventories	110	(3,553)	86
Prepaid expenses and other current assets	(200)	437	1,287
Other assets and liabilities	(2,884)	(2,164)	(57)
Accounts payable	(1,661)	91	2,851
Accrued liabilities	(803)	(4,051)	4,441
Income taxes payable	2,904	3,423	217

Net cash provided by operating activities	36,927	27,703	32,330

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,320)	(3,328)	(4,509)
Proceeds from sales of property, plant and Equipment	100	20	2,094
Purchases of marketable securities	(33,672)	(66,833)	(89,530)
Proceeds from sales and maturities of marketable securities	45,236	39,533	83,333

Net cash provided by (used in) investing activities	7,344	(30,608)	(8,612)

Cash flows from financing activities:
Dividends paid	(26,517)	(25,070)	(4,739)
Proceeds from exercise of stock options	4,378	1,555	620

Net cash used in financing activities	(22,139)	(23,515)	(4,119)

Increase (decrease) in cash and cash equivalents before effect of exchange rate changes	22,132	(26,420)	19,599
Effect of exchange rate changes on cash and cash equivalents	(176)	502	371

Increase(decrease) increase in cash and cash equivalents	21,956	(25,918)	19,970

Cash and cash equivalents, beginning of year	86,071	111,989	92,019

Cash and cash equivalents, end of year	$108,027	$86,071	$111,989

See notes to consolidated financial statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended February 26, 2006
(In thousands, except share, per share and option amounts)
1. Summary of Significant Accounting Policies
     Park Electrochemical Corp. (“Park”), through its subsidiaries (collectively, the “Company”), is a global advanced materials company which develops and manufactures high-technology digital and RF/microwave printed circuit materials and advanced composite materials principally for the telecommunications and internet infrastructure, high-end computing and aerospace markets.
a.	Principles of Consolidation — The consolidated financial statements include the accounts of Park and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

b.	Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

c.	Accounting Period — The Company’s fiscal year is the 52 or 53 week period ending the Sunday nearest to the last day of February. The 2006, 2005 and 2004 fiscal years ended on February 26, 2006, February 27, 2005 and February 29, 2004, respectively. Fiscal years 2006, 2005 and 2004 each consisted of 52 weeks.

d.	Marketable Securities — All marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, included in comprehensive income (loss). Realized gains and losses, amortization of premiums and discounts, and interest and dividend income are included in other income. The cost of securities sold is based on the specific identification method. The Company has classified any investment in auction rate securities for which the underlying security had a maturity greater than three months as marketable securities.

e.	Inventories — Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company writes down its inventory for estimated obsolescence or unmarketability based upon the age of the inventory and assumptions about future demand for the Company’s products and market conditions.

f.	Revenue Recognition — Sales revenue is recognized at the time title is transferred to a customer. All material sales transactions are for the shipment of manufactured prepreg and laminate products and advanced composite materials. The Company ships its products to customers based upon firm orders, with fixed selling prices, when collection is reasonably assured.
g.	Sales Allowances and Product Warranties — The Company provides for the estimated costs of sales allowances at the time such costs can be reasonably estimated. The Company’s products are made to customer specifications and tested for adherence to such specifications before shipment to customers. There are no future performance requirements other than the products’ meeting the agreed specifications. The Company’s bases for providing sales allowances for returns are known situations in which products may have failed due to manufacturing defects in the products supplied by the Company. The Company is focused on manufacturing the highest quality printed circuit and advance composite materials possible and employs stringent manufacturing process controls and works with raw material suppliers who have dedicated themselves to complying with the Company’s specifications and technical requirements. The amounts of returns and allowances resulting from defective or damaged products have been approximately 1.0% of sales for each of the Company’s last three fiscal years.

h.	Accounts Receivable — The majority of the Company’s accounts receivable are due from purchasers of the Company’s printed circuit materials. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within established payment terms and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than established payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

i.	Allowance for Bad Debts — The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

j.	Valuation of Long-lived Assets — The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Important factors that could trigger an impairment review include, but are not limited to, significant negative industry or economic trends and significant changes in the use of the Company’s assets or strategy of the overall business.

k.	Shipping Costs — The amounts paid to third-party shippers for transporting products to customers are classified as selling expenses. The shipping costs included in selling, general and administrative expenses were approximately $4,258, $4,659 and $ 5,296 for fiscal years 2006, 2005 and 2004, respectively.

l.	Depreciation and Amortization — Depreciation and amortization are computed principally by the straight-line method over the estimated useful lives. Machinery and equipment are generally depreciated over 10 years. Building and leasehold improvements are depreciated over 30 years or the term of the lease, if shorter.

m.	Income Taxes — Deferred income taxes are provided for temporary differences in the reporting of certain items, primarily depreciation, for income tax purposes as compared with financial accounting purposes.

United States (“U.S.”) Federal income taxes have not been provided on the undistributed earnings (approximately $74,100 at February 26, 2006) of the Company’s foreign subsidiaries, because it is management’s practice and intent to reinvest such earnings in the operations of such subsidiaries.
n.	Foreign Currency Translation — Assets and liabilities of foreign subsidiaries using currencies other than the U.S. dollar as their functional currency are translated into U.S. dollars at fiscal year-end exchange rates, and income and expense items are translated at average exchange rates for the period. Gains and losses resulting from translation are recorded as currency translation adjustments in comprehensive income.
o.	Cash and Cash Equivalents — The Company considers all money market securities and investments with contractual maturities at the date of purchase of 90 days or less to be cash equivalents.
Supplemental cash flow information:

	Fiscal Year
	2006	2005	2004
Cash paid during the year for:
Income taxes paid (refunded)	3,108	(1,124)	2,248
p.	Stock-based Compensation — The Company implemented the disclosure provisions of Statement of Financial Accounting Standards (SFAS) N. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, in the fourth quarter of fiscal year 2003. This statement amended the disclosure provision of FASB Statement No. 123, “Accounting for Stock Based Compensation”, to require prominent disclosure of the effect on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and amended APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure of those effects in interim financial information.

As of February 26, 2006, the Company had two fixed stock incentive plans which are more fully described in Note 7. All options under the stock plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company continues to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations for the plans. If compensation costs of the grants had been determined based upon the fair market value at the grant dates consistent with the FASB No. 123 “Accounting for Stock-Based Compensation”, the Company’s net income (loss) and earnings (loss) per share would have approximated the amounts shown below.

The weighted average fair value for options was estimated at the dates of grants using the Black-Scholes option-pricing model to be $7.77 for fiscal year 2006, $8.41 for fiscal year 2005 and $8.69 for fiscal year 2004, with the following weighted average assumptions: risk free interest rate of 5.0% for fiscal year 2006 and 4.0% for fiscal years 2005 and 2004; expected volatility factors of 34-36%, 38%-46% and 49%-54% for fiscal years 2006, 2005 and 2004, respectively; expected dividend yield of 1.3% for fiscal year 2006, 1.6% for fiscal year 2005 and 1.0% for fiscal year 2004; and estimated option lives of 4.0 years for fiscal years 2006, 2005 and 2004.

	2006	2005	2004
Net earnings (loss)	26,875	$21,605	$(3,852)
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of tax effects	(1,627)	(1,803)	(1,846)

Pro forma net earnings (loss)	$25,248	$19,802	$(5,698)

EPS-basic as reported	$1.34	$1.09	$(0.20)
EPS-basic pro forma	$1.26	$1.00	$(0.29)

EPS-diluted as reported	$1.33	$1.08	$(0.19)
EPS-diluted pro forma	$1.25	$0.97	$(0.29)
2. Marketable Securities
     The following is a summary of available-for-sale securities:

	Gross
	Unrealized	Gross Unrealized	Estimated
	Gains	Losses	Fair Value
February 26, 2006:
U.S.Treasury and other government securities	$6	$1,463	$76,202
U.S. corporate debt securities	—	—	15,333

Total debt securities	6	$1,463	91,535
Equity securities	86	—	90

	$92	$1,463	$91,625

February 27, 2005:
U.S. Treasury and other government securities	$11	$932	$64,265
U.S. corporate debt securities	—	—	39,151

Total debt securities	11	932	103,416
Equity securities	86	—	91

	$97	$932	$103,507

The gross realized gains on the sales of securities were $23, $4 and $40 for fiscal years 2006, 2005 and 2004, respectively, and the gross realized losses were $2, $13 and $21 for fiscal years 2006, 2005 and 2004, respectively.
The amortized cost and estimated fair value of the debt and marketable securities at February 26, 2006, by contractual maturity, are shown below:

Estimated Fair Value
and
Amortized Cost
Due in one year or less	$39,732
Due after one year through five years	51,803

91,535
Equity securities	90

$91,625

3. Inventories

	February 26,	February 27,
	2006	2005
Raw materials	$6,092	$6,436
Work-in-process	3,412	3,577
Finished goods	5,195	5,068
Manufacturing supplies	323	337

	$15,022	$15,418

4. Property, Plant and Equipment

	February 26,	February 27,
	2006	2005
Land, buildings and improvements	$34,962	$32,631
Machinery, equipment, furniture and fixtures	131,954	135,863

	166,916	168,494
Less accumulated depreciation and amortization	112,546	105,243

	$54,370	$63,251

Property, plant and equipment are initially valued at cost. Depreciation and amortization expense, for continuing operations, relating to property, plant and equipment was $9,645, $10,202 and $10,604 for fiscal years 2006, 2005 and 2004, respectively. In the 2006 fiscal year fourth quarter, the Company recorded a pre-tax impairment charge of $2,280 for the write-off of construction costs related to the installation of an advanced high-speed treater at the Company’s Neltec Europe SAS facility in Mirebeau, France.
     Pretax charges of $15,349 were recorded in fiscal year 2004 for the write-downs of abandoned or impaired operating equipment, including charges of $15,349 related to Dielektra (see Notes 9 and 10 below). The Company has $3,763 of equipment which is idle, but which the Company intends to utilize in the future.
5. Accrued Liabilities

	February 26,	February 27,
	2006	2005
Payroll and payroll related	$3,580	$3,816
Employee benefits	1,189	803
Workers compensation accrual	1,608	2,744
Environmental reserve (Note 13)	1,757	2,387
Restructuring accruals	495	584
Other	6,022	5,019

	$14,651	$15,353

6. Income Taxes
The income tax (benefit) provision for continuing operations includes the following:

	Fiscal Year
	2006	2005	2004
Current:
Federal	$5,122	$(585)	$467
State and local	339	170	125
Foreign	2,793	2,672	1,732

	8,254	2,257	2,324

Deferred:

Federal	(2,397)	—	—
State and local	(123)	(6)	(7)
Foreign	(250)	(60)	518

	(2,770)	(66)	511

	$5,484	$2,191	$2,835

As part of its quarterly evaluation of deferred tax assets, the Company recognized a tax benefit of $1,512 during the 2006 fiscal year third quarter relating to the reversal of valuation allowances against U.S. deferred tax assets. During the 2006 fiscal year fourth quarter, the Company recognized an additional tax benefit of $1,008 with respect to the reversal of valuation allowances against U.S. deferred tax assets. The Company believes that it is more likely than not that the tax benefits associated with these deferred tax assets will be realized during the next two fiscal years.
The current income tax provision for the 2006 fiscal year included $3,088 in Federal, State and local taxes relating to the repatriation of foreign earnings.

The components of income (loss) from continuing operations before income tax were as follows:

	Fiscal Year
	2006	2005	2004
United States	$12,823	$1,198	$13,758
Foreign	19,536	22,598	18,986

Earnings (loss) from continuing operations before income taxes	$32,359	$23,796	$32,744

The Company’s effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

	Fiscal Year
	2006	2005	2004
Statutory U.S. Federal tax rate	35.0%	35.0%	35.0%
State and local taxes, net of Federal benefit	0.4	0.5	0.3
Foreign tax rate differentials	(9.1)	(20.2)	(11.9)
Valuation allowance on deferred tax assets	(8.0)	(8.0)	1.9
Utilization of net operating loss carryovers	(9.7)	—	—
Additional U.S. taxes on repatriated foreign earnings	9.5	—	—
Other, net	(1.1)	1.9	(16.6)

	17.0%	9.2%	8.7%

The Company had total net operating loss carry-forwards from continuing operations of approximately $15,800 and $22,100 in fiscal years 2006 and 2005, respectively. All of the total net operating loss carry-forwards related to foreign operations in fiscal year 2006, and approximately $8,200 of the total net operating loss carry-forwards related to U.S. operations and $13,900 of the total carry-forwards related to foreign operations in fiscal year 2005.
Approximately $601 of the foreign net operating loss carry-forwards expire in fiscal year 2007, and the remainder have no expiration.
In the 2006 fiscal year, the Company utilized all of its U.S. net operating loss carry-forwards including $2,000 of cumulative deductions relating to the taxable disposition of incentive stock options carried forward from fiscal years 2005 and 2004. The total tax benefit credited to additional paid in capital relating to the exercise of stock options was $1,110.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. At February 26, 2006, the Company had current deferred tax assets of $2,927, and at February 27, 2005, the Company did not have any current deferred tax assets. Significant components of the Company’s long-term deferred tax liabilities and assets as of February 26, 2006 and February 27, 2005 from continuing operations were as follows:

	2006	2005
Deferred tax liabilities:
Depreciation	$(1,763)	$(2,340)
Unremitted Singapore earnings	(3,430)	(2,702)

Total deferred tax liabilities	$(5,193)	$(5,042)

Deferred tax assets:
Impairment of fixed assets	$4,379	$5,900
Net operating loss carry-forwards	5,157	6,745
Other, net	5,836	5,567

Total deferred tax assets	15,372	18,212
Valuation allowance for deferred Tax assets	(12,445)	(18,212)

Net deferred tax assets	$2,927	$—

7.	Stockholders’ Equity
a.	Stock Options — Under the 1992 Stock Option Plan approved by the Company’s stockholders, directors and key employees have been granted options to purchase shares of common stock of the Company exercisable at prices not less than the fair market value at the date of grant. Options became exercisable 25% one year from the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire ten years from the date of grant. Options to purchase a total of 2,625,000 shares of common stock were authorized for grant under such Plan. The authority to grant additional options under the Plan expired on March 24, 2002.

Under the 2002 Stock Option Plan approved by the Company’s stockholders, directors and key employees may be granted options to purchase shares of common stock of the Company exercisable at prices not less than the fair market value at the date of grant. Options become exercisable 25% one year from the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of the grant, and expire ten years from the date of grant. Options to purchase a total of 900,000 shares of common stock were authorized for grant under such Plan.
     Information with respect to options follows:

	Range				Weighted
	of				Average
	Exercise			Outstanding	Exercise
	Prices			Options	Price
Balance, March 2, 2003	$4.92	—	$43.63	1,365,362	$18.92
Granted	19.95	—	29.17	194,275	20.42
Exercised	4.92	—	24.08	(121,837)	8.18
Cancelled	14.12	—	43.63	(41,147)	23.95

Balance, February 29,2004	$8.75	—	$43.63	1,396,653	$19.91
Granted	19.89	—	23.41	183,900	22.86
Exercised	8.75	—	29.05	(152,327)	13.04
Cancelled	12.21	—	43.63	(144,407)	23.89

Balance, February 27, 2005	$12.21	—	$43.63	1,283,819	$20.71
Granted	24.56	—	25.06	157,250	24.57
Exercised	12.21	—	23.96	(218,770)	17.89
Cancelled	15.92	—	43.63	(218,845)	25.89

Balance, February 26, 2006	12.58	—	43.63	1,003,454	20.80

Exercisable February 26, 2006	$12.58	—	$43.63	716,943	$19.47

The following table summarizes information concerning currently outstanding and exercisable options.

Options Outstanding						Options Exercisable
				Weighted
				Average	Weighted		Weighted
			Number of	Remaining	Average	Number of	Average
Range of			Options	Contractual	Exercise	Options	Exercise
Exercise Prices			Outstanding	Life in Years	Price	Exercisable	Price
12.58	—	19.95	518,629	3.41	16.71	465,580	16.34
22.62	—	43.63	484,825	7.44	25.17	251,363	25.83

			1,003,454			716,943

Stock options available for future grant under the 2002 stock option plan at February 26, 2006 and February 27, 2005 were 502,453 and 565,885, respectively.
b.	Stockholders’ Rights Plan - On July 20, 2005, the Board of Directors renewed the Company’s stockholders’ rights plan on substantially the same terms as its previous rights plan which expired in July, 2005. In accordance with the Company’s stockholders’ rights plan, a right (the “Right”) to purchase from the Company a unit consisting of one one-thousandth (1/1000) of a share (a “Unit”) of Series B Junior Participating Preferred Stock, par value $1.00 per share (the “Series B Preferred Stock”), at a purchase price of $150 (the “Purchase Price”) per Unit, subject to adjustment, is attached to each outstanding share of the Company’s common stock. The Rights expire on

July 20, 2015. Subject to certain exceptions, the Rights will become exercisable 10 business days after a person acquires 15 percent or more of the Company’s outstanding common stock or commences a tender offer that would result in such person’s owning 15 percent or more of such stock. If any person acquires 15 percent or more of the Company’s outstanding common stock, the rights of holders, other than the acquiring person, become rights to buy shares of the Company’s common stock (or of the acquiring company if the Company is involved in a merger or other business combination and is not the surviving corporation) having a market value of twice the Purchase Price of each Right. The Company may redeem the Rights for $.01 per Right until 10 business days after the first date of public announcement by the Company that a person acquired 15 percent or more of the Company’s outstanding common stock.
c.	Reserved Common Shares — At February 26, 2006, 1,317,875 shares of common stock were reserved for issuance upon exercise of stock options.

d.	Accumulated Other Comprehensive Income — Accumulated balances related to each component of other comprehensive income were as follows:

	February 26,	February 27,
	2006	2005
Currency translation adjustment	$3,326	$5,148
Unrealized gains on investments	(891)	(543)

Accumulated balance	$2,435	$4,605

8.	Earnings (Loss) Per Share
The following table sets forth the calculation of basic and diluted earnings (loss) per share for the last three fiscal years:

	2006	2005	2004
Earnings (loss) from continuing operations	$26,875	$21,605	$29,909
Loss from discontinued operations	—	—	(33,761)

Net earnings (loss)	$26,875	$21,605	$(3,852)

Weighted average common shares outstanding for basic EPS	20,046,900	19,879,278	19,754,000
Net effect of dilutive options	163,300	195,741	237,000

Weighted average shares outstanding for diluted EPS	20,210,200	20,075,019	19,991,000

Basic earnings (loss) per share:

Earnings (loss) from continuing operations	$1.34	$1.09	$1.51

Loss from discontinued operations, net of tax	—	—	(1.71)

Basic earnings (loss) per share	1.34	$1.09	$(0.20)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$1.33	$1.08	$1.50

Loss from discontinued operations, net of tax	—	—	(1.69)

Diluted earnings (loss) per share	$1.33	$1.08	$(0.19)

Common stock equivalents, which were not included in the computation of diluted loss per share because either the effect would have been antidilutive or the options’ exercise prices were greater than the average market price of the common stock, were 100,058, 99,447 and 151,585 for the fiscal years 2006, 2005 and 2004, respectively.
9.	Discontinued Operations and Pension Liability
a. Discontinued Operations — On February 4, 2004, the Company announced that it was discontinuing its financial support of its Dielektra GmbH (“Dielektra”) subsidiary located in Cologne, Germany, due to the continued erosion of the European market for the Company’s high technology products. Without Park’s financial support, Dielektra filed an insolvency petition, which may result in the reorganization, sale or liquidation of Dielektra. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, Dielektra is treated as a discontinued operation. As a result of the discontinuation of financial support for Dielektra, the Company recognized an impairment charge of $22,023 for the write-off of Dielektra assets and other costs during the fourth quarter of the 2004 fiscal year. The income tax provision for discontinued operations was $0 for fiscal year 2004. The liabilities from discontinued operations totaling $17,251 and $17,251 at February 26, 2006 and February 27, 2005, respectively, are reported separately in the Consolidated Balance Sheet. These liabilities from discontinued operations included $12,094 for Dielektra’s deferred pension liability. The Company expects to recognize a gain of approximately $17 million related to the reversal of these liabilities when the Dielektra insolvency process is completed, although it is unclear when the process will be completed. In addition to the impairment charge described above recognized in the 2004 fiscal year, the losses from operations of $5,596 and $6,142 for termination and other costs related to

Dielektra, recorded in the first quarter of the 2004 fiscal year, have been included in discontinued operations in the Consolidated Statements of Operations in the periods in which they occurred. At the time of the discontinuation of support for Dielektra, $5,539 of the $6,142 of termination and other costs had been paid and the remaining $603 was included in liabilities from discontinued operations in the Consolidated Balance Sheet.
Dielektra’s net sales and operating results for each of the three fiscal years ended February 26, 2006, February 27, 2005 and February 29, 2004, and assets and liabilities of discontinued operations at February 26, 2006, February 27, 2005 and February 29, 2004 were as follows:

	Fiscal Year
	2006	2005		2004
Net sales	$—		$—	$14,429
Operating loss	—			(5,596)
Restructuring and impairment charges	—		—	28,165

Net loss	$—	$		$(33,761)

	February 26,	February 27,	February 29,
	2006	2005	2004
Current assets		$—	$—
Fixed assets	—	—	—

Total assets	—	—	—

Current and other liabilities	5,157	5,157	7,344
Pension liabilities	12,094	12,094	12,094

Total liabilities	17,251	17,251	19,438

Net liabilities	$(17,251)	$(17,251)	$(19,438)

b.	Pension Liability - The pension information provided below relates to the Company’s subsidiary, Dielektra. As described above, the Company discontinued its financial support of Dielektra during the fiscal year 2004 fourth quarter and, accordingly, has included the $12,094 pension liability as determined as of February 29, 2004 in liabilities from discontinued operations, which represents the latest information available to the Company.

Net pension costs included the following components:

Fiscal Year
Changes in Benefit Obligations	2004
Benefit obligation at beginning of year	$10,991
Service cost	58
Interest cost	661
Actuarial loss (gain)	(558)
Currency translation (gain)loss	1,707
Benefits paid	(765)

Fiscal Year
Changes in Benefit Obligations	2004
Payment for annuities	—

Benefit obligation at end of year	$12,094

Changes in Plan Assets
Fair value of plan assets at beginning of year	$—
Actual return on plan assets	—
Employer contributions	764
Benefits paid	(764)
Payment for annuities	—
Administrative expenses paid	—

Fair value of plan assets	$—

Under funded status	$(12,094)
Unrecognized net loss	—

Net accrued pension cost	$(12,094)

Fiscal Year
Components of Net Periodic Benefit Cost	2004
Service cost — benefits earned during the period	$58
Interest cost on projected benefit obligation	661
Expected return on plan assets	—
Amortization of unrecognized loss	18
Recognized net actuarial loss	—
Effect of curtailment	—

Net periodic pension cost	$737

Fiscal Year
2004
Projected benefit obligation	$12,094
Accumulated benefit obligation	12,094
Plan assets	—
The projected benefit obligation for the plan was determined using assumed discount rates of 5.75% for fiscal year 2004. Projected wage increases of 2.6% were also assumed for fiscal year 2004.
10.	Restructuring And Severance Charges
During the 2006 fiscal year first quarter ended May 29, 2005, the Company recorded $1,059 of charges for employment termination benefits for a workforce reduction at its Neltec Europe SAS subsidiary in Mirebeau, France as a result of the further deterioration of the European market for high-technology printed circuit materials. The payment of these termination benefits was substantially completed by the end of the 2006 fiscal year.

During the 2005 fiscal year third quarter ended November 28, 2004, the Company recorded $625 of charges for severance payments for workforce reductions at its North American and European volume printed circuit materials operations. These severance payments were made to employees during the 2005 fiscal year third quarter and there were no remaining liabilities as of February 27, 2005.
The Company recorded pre-tax charges totaling $8,438 during the first and second quarters of fiscal year 2004 related to the realignment of its North America volume printed circuit materials operations in Newburgh, New York and Fullerton, California. During the fourth quarter of fiscal year 2004 the Company recorded pretax charges of $112 related to workforce reductions in Europe and recovered $81 from sales of impaired assets related to its European operations. The components of these charges and the related liability balances and activity for the year ended February 26, 2006 are set forth below.

							2/26/06
	Original	Paid in	Balance	Current	Charges		Remaining
	Charge	Prior Years	2/27/05	Charges	Paid	Reversals	Liabilities
Neltec Europe termination benefits	$—	$—	$—	$1,059	$(683)	$(170)	$206
New York and California and other realignment charges
Lease payments, taxes, utilities and other	7,292	(1,495)	5,797	—	(584)	—	5,213

Severance Payments	1,258	(1,258)	—	—	—	—	—

	$8,550	$(2,753)	$5,797	$1,059	$(1,267)	$(170)	$5,419
The severance payments were for the termination of hourly and salaried, administrative, manufacturing and support employees. Such employees were terminated during the 2004 fiscal year first, second and third quarters. The remaining liability for severance payments was paid to such employees during the fiscal year 2005 first quarter. The lease charges covered one lease obligation payable through December 2004 and a portion of another lease obligation payable through September 2013. As a result of the foregoing employee terminations and other less significant employee terminations in connection with business contractions and in the ordinary course of business and substantial numbers of employee resignations and retirements in the ordinary course of business, the total number of employees employed by the Company declined to approximately 950 of February 26, 2006, approximately 1,000 as of February 27, 2005, approximately 1,200 as of February 29, 2004, and approximately 1,400 as of March 2, 2003.
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
12.	Employee Benefit Plans
a.	Profit Sharing Plan — The Company and certain of its subsidiaries have a non-contributory profit sharing retirement plan covering their regular full-time employees. The plan may be modified or terminated at any time, but in no event may any portion of the contributions revert back to the Company. The Company’s estimated contributions are accrued at the end of each fiscal year and paid to the plan in the subsequent fiscal year. The Company’s actual contributions to the plan were $687 and $448 for fiscal years 2005 and 2004, respectively. The contribution estimated for fiscal year 2006 has not been paid. Contributions are discretionary and may not exceed the amount allowable as a tax deduction under the Internal Revenue Code.

b. Savings Plan — The Company also sponsors a 401(k) savings plan, pursuant to which the contributions of employees of certain subsidiaries were partially matched by the Company in the amounts of $218, $236 and $260 in fiscal years 2006, 2005 and 2004, respectively.
13.	Commitments and Contingencies
a.	Lease Commitments — The Company conducts certain of its operations in leased facilities, which include several manufacturing plants, warehouses and offices, and land leases. The leases on facilities are for terms of up to 10 years, the latest of which expires in 2012. Many of the leases contain renewal options for periods ranging from one to ten years and require the Company to pay real estate taxes and other operating costs. The latest land lease expiration is 2054.

These non-cancelable operating leases have the following payment schedule.

Fiscal Year	Amount
2007	$2,043
2008	2,029
2009	1,905
2010	1,931
2011	1,669
Thereafter	3,649

$13,226

Rental expenses, inclusive of real estate taxes and other costs, were $2,257, $2,560 and $2,659 for fiscal years 2006, 2005 and 2004, respectively.
b.	Environmental Contingencies — The Company and certain of its subsidiaries have been named by the Environmental Protection Agency (the “EPA”) or a comparable state agency under the Comprehensive Environmental Response, Compensation and Liability Act (the “Superfund Act”) or similar state law as potentially responsible parties in connection with alleged releases of hazardous substances at nine sites. In addition, a subsidiary of the Company has received cost recovery claims under the Superfund Act from other private parties involving two other sites and has received requests from the EPA under the Superfund Act for information with respect to its involvement at three other sites.

Under the Superfund Act and similar state laws, all parties who may have contributed any waste to a hazardous waste disposal site or contaminated area identified by the EPA or comparable state agency may be jointly and severally liable for the cost of cleanup. Generally, these sites are locations at which numerous persons disposed of hazardous waste. In the case of the Company’s subsidiaries, generally the waste was removed from their manufacturing facilities and disposed at waste sites by various companies which contracted with the subsidiaries to provide waste disposal services. Neither the Company nor any of its subsidiaries have been accused of or charged with any wrongdoing or illegal acts in connection with any such sites. The Company believes it maintains an effective and comprehensive environmental compliance program.
The insurance carriers that provided general liability insurance coverage to the Company and its subsidiaries for the years during which the Company’s subsidiaries’ waste was disposed at these sites have agreed to pay, or reimburse the Company and its subsidiaries for, 100% of their legal defense and remediation costs associated with three of these sites and 25% of such costs associated with another one of these sites.
The total costs incurred by the Company and its subsidiaries in connection with these sites, including legal fees incurred by the Company and its subsidiaries and their assessed share of remediation costs and excluding amounts paid or reimbursed by insurance carriers, were approximately $1, $2 and $1 in fiscal years 2006, 2005 and 2004, respectively. The recorded liabilities included in accrued liabilities for environmental matters were $1,757, $2,387 and $2,389 for fiscal years 2006, 2005 and 2004, respectively. As discussed in Note 9, liabilities from discontinued operations have been segregated on the Consolidated Balance Sheet and include $2,121 for environmental matters related to Dielektra.
Such recorded liabilities do not include environmental liabilities and related legal expenses for which the Company has concluded indemnification agreements with the insurance carriers that provided general liability insurance coverage to the Company and its subsidiaries for the years during which the Company’s subsidiaries’ waste was disposed at three sites for which certain subsidiaries of the Company have been named as potentially responsible parties, pursuant to which agreements such insurance carriers have been paying 100% of the legal defense and remediation costs associated with such three sites since 1985.
Included in cost of sales are charges for actual expenditures and accruals, based on estimates, for certain environmental matters described above. The Company accrues estimated costs associated with known environmental matters, when such costs can be reasonably estimated and when the outcome appears probable. The Company believes that the ultimate disposition of known environmental matters will not have a material adverse effect on the liquidity, capital resources, business or consolidated financial position of the Company. However, one or more of such environmental matters could have a significant negative impact on the Company’s consolidated financial results for a particular reporting period.
14.	Business Segments
The Company considers itself to operate in one business segment. The Company’s printed circuit materials products are marketed primarily to leading independent printed circuit board fabricators, electronic manufacturing service companies, electronic contract manufacturers and major electronic original equipment manufacturers (“OEMs”) located throughout North America, Europe and Asia. The Company’s advanced composite materials customers, the majority of which are located in the United States, include OEMs, independent firms and distributors in the electronics, aerospace and industrial industries.
Sales are attributed to geographic region based upon the region from which the materials were shipped to the customer. Sales between geographic regions were not significant.

Financial information regarding the Company’s continuing operations by geographic region follows:

	Fiscal Year
	2006	2005	2004
United States	$124,365	$117,109	$106,080
Europe	34,372	34,198	31,982
Asia	63,514	59,880	56,174

Total sales	$222,251	$211,187	$194,236

United States	$27,769	$32,610	$38,549
Europe	9,077	10,856	10,969
Asia	20,105	20,183	21,470

Total long-lived assets	$56,951	$63,649	$70,988

15.	Customer and Supplier Concentrations
a.	Customers — Sales to Sanmina Corporation were 19.4%, 16.2% and 16.3% of the Company’s total worldwide sales from its continuing operations for fiscal years 2006, 2005 and 2004, respectively. The sales to Sanmina during the 2005 fiscal year included sales to Pentex Schweitzer, which was acquired by Sanmina during the Company’s 2006 fiscal year. Sales to Tyco Printed Circuit Group L.P. were 10.4% 12.3% and 12.2% of the Company’s total worldwide sales from its continuing operations for fiscal years 2006, 2005 and 2004. Sales to Multilayer Technology, Inc. were 10.4%, 9.5% and 9.7% of the Company’s total worldwide sales from its continuing operations for fiscal years 2006, 2005 and 2004, respectively.

While no other customer accounted for 10% or more of the Company’s total worldwide sales from its continuing operations in fiscal years 2006, 2005 and 2004, and the Company is not dependent on any single customer, the loss of a major printed circuit materials customer or of a group of customers could have a material adverse effect on the Company’s business and results of operations.

b.	Sources of Supply — The principal materials used in the manufacture of the Company’s high-technology printed circuit materials and advanced composite materials products are specially manufactured copper foil, fiberglass cloth and synthetic reinforcements, and specially formulated resins and chemicals. Although there are a limited number of qualified suppliers of these materials, the Company has nevertheless identified alternate sources of supply for each of such materials. While the Company has not experienced significant problems in the delivery of these materials and considers its relationships with its suppliers to be strong, a disruption of the supply of material from a principal supplier could adversely affect the Company’s business. Furthermore, substitutes for these materials are not readily available and an inability to obtain essential materials, if prolonged, could materially adversely affect the Company’s business.
16.	Gain on Delco Lawsuit
The United States District Court for the District of Arizona entered final judgment in favor of the Company’s subsidiary, Nelco Technology, Inc. (“NTI”), in its lawsuit against Delco Electronics Corporation, a subsidiary of Delphi Automotive Systems Corporation (“Delco”), on NTI’s claim for breach of the implied covenant of good faith and fair dealing. As a result, the Company received a net amount of $33,088 from Delco on July 1, 2003 in satisfaction of the judgment.

17.	Selected Quarterly Financial Data (Unaudited)

	Quarter
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Fiscal 2005:
Net sales	$58,518	$51,098	$50,359	$51,212
Gross profit	13,712	9,418	9,840	10,280

Net earnings	6,021	2,947	7,692	4,945

Basic earnings per share:
Net earnings per share	$0.30	$0.15	$0.39	$0.25

Diluted earnings per share:
Net earnings per share	$0.30	$0.15	$0.38	$0.25

Weighted average common shares outstanding:
Basic	19,810	19,885	19,901	19,920
Diluted	20,068	20,112	20,061	20,058

Fiscal 2006:
Net sales	$55,676	$52,442	$57,159	$56,974
Gross profit	12,030	11,595	15,292	15,684

Net earnings	5,328	6,057	9,745	5,745

Basic earnings per share:
Net earnings per share	$0.27	$0.30	$0.48	$0.29
Diluted earnings per share:
Net earnings per share	$0.27	$0.30	$0.48	$0.28

Weighted average common shares outstanding:
Basic	19,947	20,032	20,099	20,109
Diluted	20,076	20,223	20,251	20,291
Earnings (loss) per share are computed separately for each quarter. Therefore, the sum of such quarterly per share amounts may differ from the total for the years.
18.	Recently Issued Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes Accounting Principle Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values for fiscal years beginning after June 15, 2005 (as delayed by the Securities and Exchange Commission), with early adoption encouraged. For years beginning after June 15, 2005, the pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Under SFAS 123R, a determination must be made regarding the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. SFAS 123R permits a prospective application or two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS 123. The Company is required to adopt SFAS 123R in the first quarter of fiscal year 2007, at which time the Company will begin recognizing an expense for all unvested share-based compensation that has been issued. The Company intends to apply SFAS 123R on a prospective basis.
In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs, and an amendment of Accounting Research Bulletin No. 43 Chapter 4”. SFAS 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. SFAS 151 also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 will be effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect that the accounting change will have on its financial position and results of operations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
                 Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.
          (a) Disclosure Controls and Procedures.
          The Company’s management, with the participation of the Company’s Chief Executive Officer and Vice President, Taxes and Planning (the person currently performing the functions similar to those performed by a principal financial officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of February 26, 2006, the end of the fiscal year covered by this annual report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Accounting Officer have concluded that, as of the end of such fiscal year, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Vice President, Taxes and Planning, as appropriate to allow timely decisions regarding required disclosure.
          (b) Management’s Annual Report on Internal Control Over Financial Reporting.
          The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 26, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of February 26, 2006.

The Company’s independent auditor has issued its audit report on management’s assessment of the Company’s internal control over financial reporting. That report appears in Item 9A(c) below.
          (c) Attestation Report of the Registered Public Accounting Firm.
Stockholders and Board of Directors of
     Park Electrochemical Corp.
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Park Electrochemical Corp. and subsidiaries maintained effective internal control over financial reporting as of February 26, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Park Electrochemical Corp. and subsidiaries maintained effective internal control over financial reporting as of February 26, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 26, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of February 26, 2006 and February 27, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended February 26, 2006, including the financial statement schedule listed in the Index at Item 15 (a) (2) of this Report on Form 10-K, and our report dated May 3, 2006 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

New York, New York
May 3, 2006
          (d) Changes in Internal Control Over Financial Reporting.
          There has not been any change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of the fiscal year to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
          The Company is not disclosing under this item any information required to be disclosed on Form 8-K during the fourth quarter of the year covered by this Form 10-K annual report, but not reported, whether or not otherwise required by this Form 10-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
     The information called for by this item (except for information as to the Company’s executive officers, which information appears elsewhere in this Report) is incorporated by reference to the Company’s definitive proxy statement for the 2006 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION.
          The information called for by this Item is incorporated by reference to the Company’s definitive proxy statement for the 2006 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          The information called for by this Item is incorporated by reference to the Company’s definitive proxy statement for the 2006 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          The information called for by this Item is incorporated by reference to the Company’s definitive proxy statement for the 2006 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
          This information called for by this Item is incorporated by reference to the Company’s definitive proxy statement for the 2006 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Page
(a) Documents filed as a part of this Report

(1) Financial Statements:

The following Consolidated Financial Statements of the Company are included in Part II, Item 8:

Reports of Grant Thornton LLP and Ernst & Young LLP, independent auditors	44

Balance Sheets	46

Statements of Operations	47

Statements of Stockholders’ Equity	48

Statements of Cash Flows	49

Notes to Consolidated Financial Statements (1-18)	50

(2) Financial Statement Schedules:

The following additional information should be read in conjunction with the Consolidated Financial Statements of the Registrant described in Item 15(a)(1) above:

Schedule II — Valuation and Qualifying Accounts	75

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

Date: May 12, 2006	PARK ELECTROCHEMICAL CORP.

	By:	/s/ Brian E. Shore

Brian E. Shore,
President and Chief Executive Officer
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian E. Shore	Chairman of the Board, President and
Brian E. Shore	Chief Executive Officer and Director
	(principal executive officer)	May 12, 2006

/s/ James W. Kelly	Vice President, Taxes and Planning
James W. Kelly	(principal financial and accounting
	officer)	May 12, 2006

/s/ Dale Blanchfield
Dale Blanchfield	Director	May 12, 2006

/s/ Anthony Chiesa
Anthony Chiesa	Director	May 12, 2006

/s/ Lloyd Frank
Lloyd Frank	Director	May 12, 2006

/s/ Steven Warshaw
Steven T. Warshaw	Director	May 12, 2006

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Column C
Column A	Column B	Additions		Column D	Column E
	Balance at				Balance at
	Beginning of				End of
Description	Period	Costs and Expenses	Other	Reductions	Period
DEFERRED INCOME TAX ASSET VALUATION ALLOWANCE:
52 weeks ended February 26, 2006	$18,212,000	$(2,840,000)		(2,927,000)	$12,445,000

52 weeks ended February 27, 2005	$21,564,000	$(3,352,000)	—	—	$18,212,000

52 weeks ended February 29, 2004	$18,710,000	$2,854,000	—	—	$21,564,000

Column A	Column B	Column C	Column D		Column E
			Other
	Balance at				Balance at
	Beginning of	Charged to	Accounts Written	Translation	End of
Description	Period	Cost and Expenses	Off	Adjustment	Period
			(A)
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

52 weeks ended February 26, 2006	$1,984,000	$(1,000)	$(26.000)	$(27,000)	$1,930,000

52 weeks ended February 27, 2005	$1,845,000	$90,000	$(28,000)	$77,000	$1,984,000

52 weeks ended February 29, 2004	$1,893,000	$292,000	$(145,000)	$(195,000)	$1,845,000

(A)	Uncollectible accounts, net of recoveries.

EXHIBIT INDEX

Exhibit
Numbers	Description	Page
3.1	Restated Certificate of Incorporation, dated March 28, 1989, filed with the Secretary of State of the State of New York on April 10, 1989, as amended by Certificate of Amendment of the Certificate of Incorporation, increasing the number of authorized shares of Common stock from 15,000,000 to 30,000,000 shares, dated July 12, 1995, filed with the Secretary of State of the State of New York on July 17, 1995, and by Certificate of Amendment of the Certificate of Incorporation, amending certain provisions relating to the rights, preferences and limitations of the shares of a series of Preferred Stock, date August 7, 1995, filed with the Secretary of State of the State of New York on August 16, 1995 (Reference is made to Exhibit 3.01 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.).	—

3.2	Certificate of Amendment of the Certificate of Incorporation, increasing the number of authorized shares of Common Stock from 30,000,000 to 60,000,000 shares, dated October 10, 2000, filed with the Secretary of State of the State of New York on October 11, 2000 (Reference is made to Exhibit 3.02 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 2, 2003, Commission File No. 1-4415, which is incorporated herein by reference.).	—

3.3	Certificate of Amendment of the Certificate of Incorporation, canceling Series A Preferred Stock of the Company and authorizing a new Series B Junior Participating Preferred Stock of the Company, dated July 21, 2005, filed with the Secretary of the State of New York on July 21, 2005 (Reference is made to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on July 21, 2005, Commission File No. 1-4415, which is incorporated herein by reference.).	—

3.4	By-Laws, as amended May 21, 2002 (Reference is made to Exhibit 3.03 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.).	—

4.1	Rights Agreement, dated as of July 20, 2005, between the Company and Registrar and Transfer Company, as Rights Agent, relating to the Company’s Preferred Stock Purchase Rights. (Reference is made to Exhibit 1 to Form 8-A filed on July 21, 2005, Commission File No. 1-4415, which is incorporated herein by reference.).	—

10.1	Lease dated December 12, 1989 between Nelco Products, Inc. and James Emmi regarding real property located at 1100 East Kimberly Avenue, Anaheim, California and letter dated December 29, 1994 from Nelco Products, Inc. to James Emmi exercising its option to extend such Lease (Reference is made to Exhibit 10.01 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.).	—

Exhibit
Numbers	Description	Page
10.2	Lease dated December 12, 1989 between Nelco Products, Inc. and James Emmi regarding real property located at 1107 East Kimberly Avenue, Anaheim, California and letter dated December 29, 1994 from Nelco Products, Inc. to James Emmi exercising its option to extend such Lease (Reference is made to Exhibit 10.02 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.).	—

10.3	Lease Agreement dated August 16, 1983 and Exhibit C, First Addendum to Lease, between Nelco Products, Inc. and TCLW/Fullerton regarding real property located at 1411 E. Orangethorpe Avenue, Fullerton, California (Reference is made to Exhibit 10.03 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.).	—

10.3(a)	Second Addendum to Lease dated January 26, 1987 to Lease Agreement dated August 16, 1983 (see Exhibit 10.03 hereto) between Nelco Products, Inc. and TCLW/Fullerton regarding real property located at 1421 E. Orangethorpe Avenue, Fullerton, California (Reference is made to Exhibit 10.03(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.).	—

10.3(b)	Third Addendum to Lease dated January 7, 1991 and Fourth Addendum to Lease dated January 7, 1991 to Lease Agreement dated August 16, 1983 (see Exhibit 10.03 hereto) between Nelco Products, Inc. and TCLW/Fullerton regarding real property located at 1411, 1421 and 1431 E. Orangethorpe Avenue, Fullerton, California. (Reference is made to Exhibit 10.03(b) of the Company’s Annual Report on Form 10-K for the fiscal year ended March 2, 1997, Commission File No. 1-4415, which is incorporated herein by reference.).	—

10.3(c)	Fifth Addendum to Lease dated July 5, 1995 to Lease dated August 16, 1983 (see Exhibit 10.03 hereto) between Nelco Products, Inc. and TCLW/Fullerton regarding real property located at 1411 E. Orangethorpe Avenue, Fullerton, California (Reference is made to Exhibit 10.03(c) of the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.).	—

10.4	Lease Agreement dated May 26, 1982 between Nelco Products Pte. Ltd. (lease was originally entered into by Kiln Technique (Private) Limited, which subsequently assigned this lease to Nelco Products Pte. Ltd.) and the Jurong Town Corporation regarding real property located at 4 Gul Crescent, Jurong, Singapore (Reference is made to Exhibit 10.04 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.).	—

Exhibit
Numbers	Description	Page
10.4(a)	Deed of Assignment, dated April 17, 1986 between Nelco Products Pte. Ltd., Kiln Technique (Private) Limited and Paul Ma, Richard Law, and Michael Ng, all of Peat Marwick & Co., of the Lease Agreement dated May 26, 1982 (see Exhibit 10.04 hereto) between Kiln Technique (Private) Limited and the Jurong Town Corporation regarding real property located at 4 Gul Crescent, Jurong, Singapore (Reference is made to Exhibit 10.04(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.).	—

10.5	1992 Stock Option Plan of the Company, as amended by First Amendment thereto. (Reference is made to Exhibit 10.06(b) of the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 1998, Commission File No. 1-4415, which is incorporated herein by reference. This exhibit is a management contractor compensatory plan or arrangement.)	—

10.6	Lease dated April 15, 1988 between FiberCote Industries, Inc. (lease was initially entered into by USP Composites, Inc., which subsequently changed its name to FiberCote Industries, Inc.) and Geoffrey Etherington, II regarding real property located at 172 East Aurora Street, Waterbury, Connecticut (Reference is made to Exhibit 10.07 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.).	—

10.6(a)	Amendment to Lease dated December 21, 1992 to Lease dated April 15, 1988 (see Exhibit 10.06 hereto) between FiberCote Industries, Inc. and Geoffrey Etherington II regarding real property located at 172 East Aurora Street, Waterbury, Connecticut (Reference is made to Exhibit 10.07(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.).	—

10.6(b)	Letter dated June 30, 1997 from FiberCote Industries, Inc. to Geoffrey Etherington II extending the Lease dated April 15, 1988 (see Exhibit 10.06 hereto) between FiberCote Industries, Inc. and Geoffrey Etherington II regarding real property located at 172 East Aurora Street, Waterbury Connecticut. (Reference is made to Exhibit 10.08(b) of the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 1998, Commission File No. 1-4415, which is incorporated herein by reference.).	—

10.7	Lease dated December 12, 1990 between Neltec, Inc. and NZ Properties, Inc. regarding real property located at 1420 W. 12th Place, Tempe, Arizona. (Reference is made to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 2, 1997, Commission File No. 1-4415, which is incorporated herein by reference.).	—

Exhibit
Numbers	Description	Page
10.7(a)	Letter dated January 8, 1996 from Neltec, Inc. to NZ Properties, Inc. exercising its option to extend the Lease dated December 12, 1990 (see Exhibit 10.7 hereto) between Neltec, Inc. and NZ Properties, Inc. regarding real property located at 1420 W. 12th Place, Tempe, Arizona. (Reference is made to Exhibit 10.13(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended March 2, 1997, Commission File No. 1-4415, which is incorporated herein by reference.).	—

10.7 (b)	Letter dated January 25, 2001 from Neltec, Inc. to NZ properties, Inc. exercising its option to extend the Lease dated December 12, 1990 (see Exhibit 10.7 hereto) between Neltec, Inc. and NZ Properties, Inc. regarding real estate property located at 1420 W. 12th Place, Tempe, Arizona	81

10.7(c)	Letter dated February 14, 2006 from Neltec, Inc. to REB Ltd. Properties, Inc. exercising its option to extend the Lease dated December 12, 1990 (see Exhibit 10.7 hereto) between Neltec, Inc. and NZ Properties, Inc. regarding real property located at 1420 W. 12th Place, Tempe, Arizona	82

10.8	Lease Contract dated February 26, 1988 between the New York State Department of Transportation and the Edgewater Stewart Company regarding real property located at 15 Governor Drive in the Stewart International Airport Industrial Park, New Windsor, New York (Reference is made to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.).	—

10.8(a)	Assignment and Assumption of Lease dated February 16, 1995 between New England Laminates Co., Inc. and the Edgewater Stewart Company regarding the assignment of the Lease Contract (see Exhibit 10.8 hereto) for the real property located at 15 Governor Drive in the Stewart International Airport Industrial Park, New Windsor, New York (Reference is made to Exhibit 10.13(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.).	—

10.8(b)	Lease Amendment No. 1 dated February 17, 1995 between New England Laminates Co., Inc. and the New York State Department of Transportation to Lease Contract dated February 26, 1988 (see Exhibit 10.8 hereto) regarding the real property located at 15 Governor Drive in the Stewart International Airport Industrial Park, New Windsor, New York (Reference is made to Exhibit 10.13(b) of the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.).	—

10.9	2002 Stock Option Plan of the Company (Reference is made to Exhibit 10.01 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 1, 2002, Commission File No. 1-4415, which is incorporated herein by

Exhibit
Numbers	Description	Page
	reference. This exhibit is a management contract or compensatory plan or arrangement.)	—

10.10	Forms of Incentive Stock Option Contract for employees, Non-Qualified Stock Option Contract for employees and Non-Qualified Stock Option Contract for directors under the 2002 Stock Option Plan of the Company (Reference is made to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2005, Commission File No. 1-4415, which is incorporated herein by reference.)	—

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers adopted on May 6, 2004 (Reference is made to Exhibit 14.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004, Commission File No. 1-4415, which is incorporated herein by reference.).	—

21.1	Subsidiaries of the Company	83

23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP)	84

23.2	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)	85

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).	86

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).	88

32.1	Certification of principal executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	90

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	91