Form 10-Q
period 2006-05-28
PARK ELECTROCHEMICAL CORP
filed 2006-07-07
CIK 76267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 28, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to__________

Commission file number   1-4415

PARK ELECTROCHEMICAL CORP.
 (Exact Name of Registrant as Specified in Its Charter)

New York	11-1734643

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

48 South Service Road, Melville, N.Y.	11747

(Address of Principal Executive Offices)	(Zip Code)

(631) 465-3600

(Registrant’s Telephone Number, Including Area Code)

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

Yes ☒	No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated File ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,182,969 as of July 3, 2006.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	May 28, 2006	February 26, 2006*

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66,081	$108,027
Marketable securities	137,855	91,625
Accounts receivable, net	38,450	35,964
Inventories (Note 2)	15,531	15,022
Prepaid expenses and other current assets	4,395	3,023

Total current assets	262,312	253,661
Property, plant and equipment, net	52,433	54,370
Other assets	3,260	3,281

Total assets	$318,005	$311,312

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,684	$13,259
Accrued liabilities	15,518	14,651
Income taxes payable	8,384	10,817

Total current liabilities	35,586	38,727
Deferred income taxes	5,185	5,193
Restructuring accruals – non current	4,595	4,718
Liabilities from discontinued operations (Note 4)	17,251	17,251

Total liabilities	62,617	65,889
Stockholders’ equity:
Common stock	2,037	2,037
Additional paid-in capital	138,316	137,513
Retained earnings	113,093	105,808
Treasury stock, at cost	(1,407)	(2,370)
Accumulated other comprehensive income	3,349	2,435

Total stockholders’ equity	255,388	245,423

Total liabilities and stockholders’ equity	$318,005	$311,312

*	The balance sheet at February 28, 2006 has been derived from the audited financial statements at that date.

See accompanying Notes to the Condensed Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in thousands, except per share amounts)

	13 weeks ended (Unaudited)

	May 28, 2006	May 29, 2005

Net sales	$62,838	$55,676
Cost of sales	46,475	43,646

Gross profit	16,363	12,030
Selling, general and administrative expenses	6,761	6,269
Realignment and severance charges (Note 5)	—	1,059

Profit from operations	9,602	4,702
Interest income and other income	1,949	1,336

Earnings from operations before income taxes	11,551	6,038
Income tax provision	2,657	710

Net earnings	$8,894	$5,328

Earnings per share (Note 6)
Basic	$0.44	$0.27
Diluted	$0.44	$0.27
Weighted average number of common and common equivalent shares outstanding:
Basic shares	20,135	19,947
Diluted shares	20,357	20,076
Dividends per share	$0.08	$0.08

See accompanying Notes to the Condensed Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	13 weeks ended (Unaudited)

	May 28, 2006	May 29, 2005

Common stock and paid-in capital Balance, beginning of period	$139,550	$136,243
SFAS 123R compensation cost	295	—
Stock option activity	508	378

Balance, end of period	140,353	136,621

Retained earnings
Balance, beginning of period	105,808	105,450
Net income	8,894	5,328
Dividends	(1,609)	(1,594)

Balance, end of period	113,093	109,184

Treasury stock
Balance, beginning of period	(2,370)	(3,441)
Stock option activity	963	473

Balance, end of period	(1,407)	(2,968)

Accumulated other comprehensive income
Balance, beginning of period	2,435	4,605
Net unrealized investment (losses) Gains	22	(3)
Translation adjustments	892	(1,276)

Balance, end of period	3,349	3,326

Total stockholders’ equity	$255,388	$246,163

See accompanying Notes to the Condensed Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	13 Weeks Ended (Unaudited)

	May 28, 2006	May 29, 2005

Cash flows from operating activities:
Net earnings	$8,894	$5,328
Depreciation and amortization	2,324	2,428
Change in operating assets and liabilities	(7,550)	(2,903)

Net cash provided by operating activities	3,668	4,853

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(469)	(1,053)
Proceeds from sale of fixed assets	594	—
Purchases of marketable securities	(57,150)	(14,767)
Proceeds from sales and maturities of marketable securities	11,059	4,000

Net cash (used in) provided by investing activities	(45,966)	(11,820)

Cash flows from financing activities:
Dividends paid	(1,609)	(1,594)
Proceeds from exercise of stock options	2,011	851

Net cash used in financing activities	402	(743)

Change in cash and cash equivalents before exchange rate changes	(41,896)	(7,710)
Effect of exchange rate changes on cash and cash equivalents	(49)	(340)

Change in cash and cash equivalents	(41,945)	(8,050)
Cash and cash equivalents, beginning of Period	108,026	86,071

Cash and cash equivalents, end of period	$66,081	$78,021

Supplemental cash flow information:
Cash paid (refunded) during the period for income taxes	$4,350	$30

See accompanying Notes to the Condensed Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except per share amounts)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of May 28, 2006 and the consolidated statements of earnings, stockholders’ equity and cash flows for the 13 weeks ended May 28, 2006 have been prepared by the Company, without audit.  In the opinion of management, these unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at May 28, 2006 and the results of operations, stockholders’ equity and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2006.

2.	INVENTORIES

Inventories consisted of the following:

	May 28, 2006	February 26, 2006

Raw materials	$5,751	$6,092
Work-in-process	3,659	3,412
Finished goods	5,748	5,195
Manufacturing supplies	373	323

	$15,531	$15,022

3.	STOCK OPTIONS

As of May 28, 2006, the Company had a 1992 Stock Option Plan and a 2002 Stock Option Plan, and no other equity-based compensation plan. Both Stock Option Plans have been approved by the Company’s stockholders and provide for the grant of stock options to directors and key employees of the Company.  All options granted under such Plans have exercise prices equal to the market value of the underlying common stock of the Company on the dates of grants.  Options granted under the Plans become exercisable 25% one year from the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant and expire 10 years from the date of grant.  The authority to grant additional options under the 1992 Stock Option Plan expired on March 24, 2002, and options to purchase a total of 900,000 shares of common stock were authorized for grant under the 2002 Stock Option Plan.  At May 28, 2006, 1,434,967 shares of common stock of the Company were reserved for issuance upon exercise of stock options under the 1992 Stock Option Plan and the 2002 Stock Option Plan and 509,578 options were available for future grant under the 2002 Stock Option Plan. No options were granted during the three-month period ended May 28, 2006.

Effective February 27, 2006, the Company began recording compensation expense associated with stock options, the only form of equity compensation issued by the Company, in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”  (“SFAS 123R”), and Securities and Exchange Commission Staff Accounting Bulletin No. 107.  Prior to February 27, 2006, the Company accounted for equity compensation according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”(“APB 25”), and, therefore, no related compensation expense was recorded in the statements of earnings for awards granted with no intrinsic value.  The Company adopted the modified prospective transition method pursuant to SFAS 123R, and, consequently, has not retroactively adjusted results from prior periods.  Under this transition method, compensation cost associated with equity compensation recognized during the three months ended May 28, 2006, included (1) quarterly amortization related to the remaining unvested portion of all stock options granted prior to February 27, 2006 based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and (2) quarterly amortization related to all stock options granted subsequent to February 27, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

The Company determines the fair value of stock options on the dates of grants using an option pricing model with assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, the risk-free interest rate of the options, the expected life of the options, the expected volatility over the term of the options, the expected dividends of the options, and an estimate of the amount of options that are expected to be forfeited.  The Company uses the Black-Scholes option-pricing model to determine the fair value of options under SFAS 123R and the original SFAS 123. The compensation expense for stock options includes an estimate for forfeitures and is recognized over the vesting term using the ratable method.  Prior to the Company’s adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows.  SFAS 123R requires that such benefits be recorded as a financing cash inflow rather than as a reduction of taxes paid.  For the three months ended May 28, 2006, no excess tax benefits were generated from option exercises.

As a result of the adoption of SFAS 123R, the Company’s income from operations before income taxes for the three months ended May 28, 2006 was $295 lower than under the previous accounting methodology for share-based compensation.

If compensation expense for the Company’s stock option plans had been determined based upon estimated fair values at the grant dates in accordance with SFAS 123R, the Company’s pro forma net income and basic and diluted earnings per common share for the three months ended May 29, 2005 for stock options granted prior to the adoption of SFAS 123R would have been as follows (in thousands, except for per share data):

Three Months Ended May 29, 2005

(in thousands, except per share data)
Net income:
As reported	$5,328
Stock-based employee compensation expense not included in reported net income, net of tax	(413)

Pro forma	$4,915

Basic earnings per share:
As reported	$0.27
Pro forma	$0.25
Diluted earnings per share:
As reported	$0.27
Pro forma	$0.25

The fair value of options is estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions set forth below:

Expected term	4.0 years
Risk free interest rate	4% - 5%
Volatility	34.4% - 58.8%
Dividend yield	1.0% - 1.6%

The expected term of the options is based on evaluations of historical and expected future employee exercise behavior.  The risk free interest rate is based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term of the options at the date of the grant.  Volatility is based on historical volatility of the company stock.

The following is a summary of the outstanding options for the three-month period ended May 28, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Months	Aggregated Intrinsic Value

Outstanding at February 27, 2006	1,003,454	$20.80	64.32	—
Granted	—	—	—	—
Exercised	68,336	16.71	23.40	—
Forfeited	9,728	27.76	23.88	—
Expired	—	—	—	—

Outstanding at May 28, 2006	925,390	$21.03	54.96	$8,777
Vested or expected to vest at end of period	650,456	$20.02	39.00	$6,823
Exercisable at end of period	650,456	$20.02	39.00	$6,823

4.	DISCONTINUED OPERATIONS

On February 4, 2004, the Company announced that it was discontinuing its financial support of its Dielektra GmbH (“Dielektra”) subsidiary located in Cologne, Germany, due to the continued erosion of the European market for the Company’s high technology products.  Without Park’s financial support, Dielektra filed an insolvency petition, which may result in the reorganization, sale or liquidation of Dielektra.  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, Dielektra is treated as a discontinued operation.  As a result of the discontinuation of financial support for Dielektra, the Company recognized an impairment charge of $22,023 for the write-off of Dielektra assets and other costs during the fourth quarter of the 2004 fiscal year.  The liabilities from discontinued operations are reported separately on the consolidated balance sheet.  These liabilities from discontinued operations included $12,094 for Dielektra’s deferred pension liability.  The Company expects to recognize a gain of approximately $17 million related to the reversal of these liabilities when the Dielektra insolvency process is completed, although it is unclear when the process will be completed.

Liabilities for discontinued operations as of May 28, 2006 and February 26, 2006 consisted of the following:

	May 28, 2006	February 26, 2006

Current and other liabilities	$5,157	$5,157
Pension liabilities	12,094	12,094

Total liabilities	$17,251	$17,251

5.	REALIGNMENT AND SEVERANCE CHARGES

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

The components of these charges and the related liability balances and activity through May 28, 2006 are set forth below.

	Original Charge	Paid in Prior Years	Reversals	Balance 2/28/06	Charges Paid	5/29/05 Remaining Liabilities

Neltec Europe termination benefits	$1,059	$(683)	$(170)	$206	$(1)	$205
New York and California and other realignment charges:
Lease payments, taxes utilities and other	7,292	(2,079)		5,213	(123)	5,090
Termination benefits	1,258	(1,258)

	$9,609	$(4,020)	$(170)	$5,419	$(124)	$5,295

The termination benefits were for the termination of hourly and salaried, administrative, manufacturing and support employees.  Such employees were terminated in France during the 2006 fiscal year second quarter and in North America during the 2004 fiscal year first, second and third quarters. The major portion of the termination benefits were paid for such employees in France during the second, third and fourth quarters of the 2006 fiscal year, and the termination benefits were paid for such employees in North America in installments during fiscal year 2004. The lease charges covered one lease obligation payable through December 2004 and a portion of another lease obligation payable through September 2013. For the 13 weeks ended May 28, 2006, the Company applied $123 of payments against the liability.

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

The following table sets forth the basic and diluted weighted average number of shares of common stock and potential common stock equivalents outstanding during the periods specified:

	13 weeks ended

	May 28, 2006	May 29, 2005

Weighted average shares outstanding for basic EPS	20,135	19,947
Net effect of dilutive options	222	129

Weighted average shares outstanding for diluted EPS	20,357	20,076

Common stock equivalents, which were not included in the computation of diluted earnings per share because either the effect would have been antidilutive or the options’ exercise prices were greater than the average market price of the common stock, were 1 and 127 for the thirteen weeks ended May 28, 2006 and May 29, 2005, respectively.

7.	BUSINESS SEGMENTS

The Company considers itself to operate in one business segment because the Company’s advanced composite materials product line comprises less than 10% of the Company’s assets, revenues, and profit from operations on an absolute basis. The Company’s printed circuit materials (the Nelco® product line) are marketed primarily to leading independent printed circuit board fabricators, electronic manufacturing service companies, electronic contract manufacturers and major electronic original equipment manufacturers (“OEMs”) located throughout North America, Europe and Asia. The Company’s advanced composite materials (the Nelcote™ product line) customers, the majority of which are located in the United States, include OEMs, independent firms and distributors in the electronics, aerospace, and industrial industries.

Sales are attributed to geographic region based upon the region from which the materials were shipped to the customer. Sales between geographic regions were not significant.

Financial information concerning the Company’s operations by geographic area follows:

	13 weeks ended

	May 28, 2006	May 29, 2005

Sales :
North America	$35,425	$30,792
Europe	8,371	8,338
Asia	19,042	16,546

Total sales	$62,838	$55,676

	May 28, 2006	February 26, 2005

Long-lived assets:
North America	$28,466	$29,344
Europe	7,221	7,796
Asia	20,006	20,511

Total long-lived assets	$55,693	$57,651

8.	COMPREHENSIVE INCOME

Total comprehensive income for the 13 weeks ended May 28, 2006 and May 29, 2005 was $9,806 and $4,049 respectively. Comprehensive income consisted primarily of net income and foreign currency translation adjustments and unrealized gains and losses on marketable securities.

9.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application to prior periods financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 became effective for the Company’s 2007 fiscal year and is not expected to have a material effect on the Company’s Consolidated Financial Statements.

FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), was issued by the FASB in March 2005. FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. FIN 47 requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), an amendment of Statement of Financial Accounting Standards 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. SFAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to subsequently measure those servicing assets and servicing liabilities at fair value.  SFAS 156 is effective for fiscal years beginning after September 15, 2006.  The Company does not expect the adoption of SFAS 156 to have a material impact on its results of operations or financial position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General:

          Park is a global advanced materials company which develops, manufactures and markets high technology digital and RF/microwave printed circuit materials (the Nelco® product line) and advanced composite materials (the Nelcote™ product line) principally for the telecommunications and internet infrastructure, high-end computing and aerospace markets.  The Company’s manufacturing facilities are located in Singapore, China, France, Connecticut, New York, Arizona and California.

          The Company’s net sales increased in the three-month period ended May 28, 2006 compared with last year’s comparable period principally as a result of increases in sales by the Company’s operations in North America and Asia. The Company achieved higher operating profits and the Company’s net earnings increased in the 2007 fiscal year first quarter compared to the 2006 fiscal year first quarter.

          The condition of the global markets for the Company’s printed circuit materials products improved somewhat in the second half of the 2006 fiscal year and the first quarter of the 2007 fiscal year. Consequently, sales of the Company’s printed circuit materials products increased in the 2007 fiscal year first quarter compared to the 2006 fiscal year first quarter. The aerospace market for the Company’s advanced composite materials products was healthy during the 2007 fiscal year first quarter, and, as a result, sales of the Company’s advanced composite materials increased in the first quarter of the 2007 fiscal year compared to the comparable period in the prior fiscal year.

          The Company’s operating profit in the 2007 fiscal year first quarter was greater than its operating profit in the 2006 fiscal year first quarter principally as a result of higher total sales, higher percentages of sales of higher margin, high performance printed circuit materials products and reduced costs and expenses as percentages of sales.

          The global markets for the Company’s printed circuit materials products continue to be very difficult to forecast, and it is not clear to the Company what the condition of the global markets for the Company’s printed circuit materials products will be in the 2007 fiscal year second quarter.  The Company believes that the aerospace markets for its advanced composite materials products will continue to be healthy during the 2007 fiscal year second quarter.

          In the first quarter of the 2007 fiscal year, the Company completed the construction of a new manufacturing facility in the Zhuhai Free Trade Zone in Guangdong Province in southern China to support the growing demand for advanced printed circuit materials in China, and the Company is in the process of installing and testing the equipment for the facility.  In addition, during the 2005 fiscal year, the Company installed one of its latest generation, high-technology treaters in its newly expanded facility in Singapore; and during the 2006 fiscal year second quarter, the Company completed the installation of an additional treater at its Nelcote (formerly FiberCote) advanced composite materials facility in Waterbury, Connecticut, which has significantly increased the treating capacity of that facility.

          While the Company continued to expand and invest in its business during the 2006 fiscal year, it made additional adjustments to certain of its operations, which resulted in workforce reductions.  In the 2006 fiscal year first and second quarter, the Company reduced the size of the workforce at its Neltec Europe SAS subsidiary in Mirebeau, France, as a result of further deterioration of the European market for high-technology printed circuit materials, and it recorded an employment termination benefits charge of $1.1 million during the 2006 fiscal year first quarter ended May 29, 2005, $0.2 million of which was reversed in the 2006 fiscal year fourth quarter.  In addition, during the 2005 fiscal year, the Company reduced the sizes of the workforces at its North American and European printed circuit materials operations, as a result of which the Company recorded pre-tax charges of $0.6 million in the 2005 fiscal year third quarter.

          The Company is not engaged in any related party transactions involving relationships or transactions with persons or entities that derive benefits from their non-independent relationship with the Company or the Company’s related parties, or in any transactions with parties with whom the Company or its related parties have a relationship that enables the parties to negotiate terms of material transactions that may or would not be available from other, more clearly independent parties on an arm’s-length basis, or in any trading activities involving non-exchange traded commodity or other contracts that are accounted for at fair value or otherwise or in any energy trading or risk management activities.

          The Company believes that an evaluation of its ongoing operations would be difficult if the disclosure of its financial results were limited to generally accepted accounting principles (“GAAP”) financial measures, which include special items, such as the employment termination benefits charge in the 2006 fiscal year.  Accordingly, in addition to disclosing its financial results determined in accordance with GAAP, the Company discloses non-GAAP operating results that exclude certain items in order to assist its shareholders and other readers in assessing the Company’s operating performance, since the Company’s on-going, normal business operations do not include such special items. Such non-GAAP financial measures are provided to supplement the results provided in accordance with GAAP.

Three Months Ended May 28, 2006 Compared with Three Months Ended May 29, 2005:

          The Company’s total net sales and its net sales of its printed circuit materials products increased in all geographic regions during the three-month period ended May 28, 2006 compared to the three-month period ended May 29, 2005. The Company’s total sales of printed circuit materials products during the three-month period ended May 28, 2006 were higher than such sales during the prior year’s second, third and fourth quarters, and the net sales of the Company’s advanced composite materials products increased during the three-month period ended May 28, 2006 compared to the three-month period ended May 29, 2005 and compared to the second, third and fourth quarters of the prior fiscal year. Sales of advanced composite materials products were 8% of the Company’s total net sales worldwide in the 2007 fiscal year first quarter and in the 2006 fiscal year first quarter.

          The increased sales in the three-month period ended May 28, 2006 resulted in a higher gross profit compared to the three months ended May 29, 2005.

          Selling, general and administrative expenses were 10.7% of net sales for the 2007 fiscal year’s first quarter compared to 11.3% for the prior year’s comparable period.  The decrease in these operating expenses as a percentage of sales was due to the increase in sales volumes.

                    Results of Operations

          Net sales for the three-month period ended May 28, 2006 increased 13% to $62.8 million from $55.7 million for last fiscal year’s comparable period. The increase in net sales was principally the result of higher unit volumes of printed circuit materials products shipped by the Company’s operations in North America and Asia. Sales volumes increased 15% in North America and 15% in Asia and slightly in Europe during the 2007 fiscal year first quarter compared to the first quarter in the prior year.

          The Company’s foreign operations accounted for $27.4 million of net sales, or 44% of the Company’s total net sales worldwide, during the three-month period ended May 28, 2006 compared with $24.9 million of sales, or 45% of total net sales worldwide, during last fiscal year’s comparable period. Net sales by the Company’s foreign operations during the 2007 fiscal year first quarter increased by 10% from the 2006 fiscal year comparable period principally as the result of higher sales in Asia.

          For the three-month period ended May 28, 2006, the Company’s sales in North America, Asia and Europe were 56%, 30% and 14%, respectively, of the Company’s total net sales worldwide compared with 55%, 30% and 15%, respectively, for the three-month period ended May 29, 2005.

          The overall gross profit as a percentage of net sales for the Company’s worldwide operations increased to 26.0% during the three-month period ended May 28, 2006 compared with 21.6% for last fiscal year’s comparable period. The increase in the gross profit margin was attributable to higher sales volumes, higher percentages of sales of higher margin, high performance printed circuit materials products and adjustments to reduce operating costs.

          The Company’s cost of sales as a percentage of net sales declined to 74.0% in the three-month period ended May 28, 2006 from 78.4% in the three-month period ended May 29, 2005 resulting in gross profit margin improvements, which were attributable to higher sales and cost reduction measures implemented by the Company, including workforce reductions.

          Selling, general and administrative expenses increased by $0.5 million, or by 8%, during the three months ended May 28, 2006 compared with last fiscal year’s comparable period, but these expenses, measured as a percentage of sales, were 10.7% during the three months ended May 28, 2006 compared with 11.3% during last fiscal year’s comparable period.

          The Company incurred a charge of $1.1 million, for which there was no tax benefit, during the 2006 fiscal year first quarter for employment termination benefits related to a workforce reduction at its Neltec Europe SAS subsidiary in Mirebeau, France.

          For the reasons set forth above, the Company’s profit from operations was $9.6 million for the three months ended May 28, 2006, compared to profit from operations of $4.7 million for the three months ended May 29, 2005, including the $1.1 million employment termination benefits charge described above.

          Interest and other income, principally investment income, was $1.9 million for the three-month period ended May 28, 2006 compared with $1.3 million for last fiscal year’s comparable period. The increase in investment income was attributable to higher prevailing interest rates during the 2007 fiscal year first quarter than during the 2006 fiscal year first quarter. The Company’s investments were primarily short-term taxable and tax exempt instruments and money market funds.

          The Company’s effective income tax rate for the three-month period ended May 28, 2006 was 23%, compared to 10% for last fiscal year’s comparable period. The higher tax provision for the 2007 fiscal year first quarter was the result of higher taxable income in jurisdictions with higher effective income tax rates and the utilization of Federal income tax net operating loss carry-forwards during the 2006 fiscal year.

          The Company’s net earnings for the three months ended May 28, 2006 were $8.9 million, compared to net earnings of $5.3 million for the three months ended May 29, 2005, including the $1.1 million employment termination benefits charge described above.

          Basic and diluted earnings per share for the three-month period ended May 28, 2006 were $0.44, compared to basic and diluted earnings per share of $0.27 for the three-month period ended May 29, 2005, including the employment termination benefits charge described above.

Liquidity and Capital Resources:

          At May 28, 2006, the Company’s cash and temporary investments were $203.9 million compared with $199.6 million at February 26, 2006, the end of the Company’s 2006 fiscal year. The increase in the Company’s cash and investment position at May 28, 2006 was attributable to cash generated by operating activities and cash received from the exercise of stock options, partially offset by the payment of dividends. The Company’s working capital (which includes cash and temporary investments) was $226.7 million at May 28, 2006 compared with $214.9 million at February 26, 2006. The increase in working capital at May 28, 2006 compared with February 26, 2006 was due principally to the increase in cash and temporary investments and increases in accounts receivable and prepaid expenses and other current assets and decreases in accounts payable and income taxes payable slightly offset by an increase in accrued liabilities.  The increase in accounts receivable was due to the higher level of sales in the first quarter of the 2007 fiscal year compared to the fourth quarter of the 2006 fiscal year.  The increase in prepaid expenses and other current assets was primarily attributable to increases in interest receivable and prepaid insurance.   The decrease in accounts payable was the result of the timing of the Company’s payment of its payables. The decrease in income taxes payable was attributable mainly to tax payments in the three-month period ended May 28, 2006. The increase in accrued liabilities was primarily the result of increased accruals for incentive compensation programs and professional fees. The Company’s current ratio (the ratio of current assets to current liabilities) was 7.4 to 1 at May 28, 2006 compared to 6.6 to 1 at February 26, 2006.

          During the three months ended May 28, 2006, net earnings from the Company’s operations, before depreciation and amortization, of $11.2 million reduced by a net decrease in working capital items, resulted in $3.7 million of cash provided by operating activities. During the same three-month period, the Company expended $0.5 million for the purchase of property, plant and equipment compared with $1.1 million for the three-month period ended May 29, 2005, and paid $1.6 million and $1.6 million, respectively, in dividends on its common stock in such three-month periods. Net expenditures for property, plant and equipment were $4.3 million in the 2006 fiscal year, $3.3 million in the 2005 fiscal year and $2.4 million in the 2004 fiscal year.

          At May 28, 2006 and at February 26, 2006, the Company had no long-term debt.

18

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

          As of May 28, 2006, there were no material changes outside the ordinary course of the Company’s business in the Company’s contractual obligations disclosed in Item 7 of Part II of its Form 10-K Annual Report for the fiscal year ended February 26, 2006.

Off-Balance Sheet Arrangements:

          The Company’s liquidity is not dependent on the use of, and the Company is not engaged in, any off-balance sheet financing arrangements, such as securitization of receivables or obtaining access to assets through special purpose entities.

Environmental Matters:

          In the three-month periods ended May 28, 2006 and May 29, 2005, the Company charged less than $0.01 million against pretax income for environmental remedial response and voluntary cleanup costs (including legal fees). While annual expenditures have generally been constant from year to year and may increase over time, the Company expects it will be able to fund such expenditures from available cash. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At May 28, 2006 and February 26, 2006, the recorded liability in liabilities from discontinued operations for environmental matters related to Dielektra was $2.1 million and the recorded liability in accrued liabilities for environmental matters was $1.8 million. Management does not expect that environmental matters will have a material adverse effect on the liquidity, capital resources, business, consolidated results of operations or consolidated financial position of the Company.

Critical Accounting Policies and Estimates:

          In response to financial reporting release, FR-60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies”, issued by the Securities and Exchange Commission in December 2001, the following information is provided regarding critical accounting policies that are important to the Consolidated Financial Statements and that entail, to a significant extent, the use of estimates, assumptions and the application of management’s judgment.

          General

          The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent liabilities. On an on-going basis, the Company evaluates its estimates, including those related to sales allowances, accounts receivable, allowances for bad debts, inventories, valuation of long-lived assets, income taxes, restructurings, contingencies and litigation, and pensions and other employee benefit programs. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

          Income Taxes

          Carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company’s consolidated statement of earnings. Management evaluates the realizability of the deferred tax assets quarterly and assesses the need for additional valuation allowances quarterly.

          Restructurings

          The Company recorded charges in connection with the realignment of its Neltec Europe SAS business in France during the three months ended May 29, 2005 and the realignment of its North American volume printed circuit materials operations during the fiscal years ended February 29, 2004 and March 2, 2003. The Company also recorded realignment charges in its North American operations during the fiscal year ended February 27, 2005. In addition, during the 2003 fiscal year, the Company recorded charges in connection with the closure of the Company’s manufacturing facility in England. Prior to the Company’s treating Dielektra GmbH as a discontinued operation, the Company recorded charges in connection with the closure of the mass lamination operation of Dielektra and the realignment of Dielektra during the fiscal years ended February 29, 2004, March 2, 2003 and March 3, 2002.

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

          The Company and certain of its subsidiaries have a non-contributory profit sharing retirement plan covering their regular full-time employees. In addition, the Company’s subsidiaries have various bonus and incentive compensation programs, most of which are determined at management’s discretion.

          The Company’s reserves associated with these self-insured liabilities and benefit programs are reviewed by management for adequacy at the end of each reporting period.

Factors that May Affect Future Results.

                    Certain portions of this Report which do not relate to historical financial information may be deemed to constitute forward-looking statements that are subject to various factors which could cause actual results to differ materially from Park’s expectations or from results which might be projected, forecast, estimated or budgeted by the Company in forward-looking statements. Such factors include, but are not limited to, general conditions in the electronics industry, the Company’s competitive position, the status of the Company’s relationships with its customers, economic conditions in international markets, the cost and availability of utilities, and the various factors set forth in Item 1A “Risk Factors” and under the caption “Factors That May Affect Future Results” after Item 7 of Park’s Annual Report on Form 10-K for the fiscal year ended February 26, 2006.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

                     The Company’s market risk exposure at May 28, 2006 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended February 26, 2006.

Item 4.	Controls and Procedures.

          (a)     Disclosure Controls and Procedures.

                    The Company’s management, with the participation of the Company’s Chief Executive Officer and Vice President, Taxes and Planning (the person currently performing the functions similar to those performed by a principal financial officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of May 28, 2006, the end of the quarterly fiscal period covered by this quarterly report. Based on such evaluation, the Company’s Chief Executive Officer and Vice President, Taxes and Planning have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Vice President, Taxes and Planning, as appropriate to allow timely decisions regarding required disclosure.

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

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

          None.

Item 1A.	Risk Factors.

          There have been no material changes from the risk factors as previously disclosed in the Company’s Form 10-K Annual Report for the fiscal year ended February 26, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

          The following table provides information with respect to shares of the Company’s Common Stock acquired by the Company during each month included in the Company’s 2007 fiscal year first quarter ended May 28, 2006.

Period	Total Number of Shares (or Units) Purchased	Average Price paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plan or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May yet Be Purchased Under the Plans or Programs

February 27-March 31	0	-	0

April 1-30	0	-	0

May 1-28	0	-	0

Total	0	-	0	2,000,000(a)

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

Park Electrochemical Corp.

(Registrant)

/s/ Brian E. Shore
Date: July 6, 2006
Brian E. Shore
President and
Chief Executive Officer
(principal executive officer)

/s/ James W. Kelly
Date: July 6, 2006
James W. Kelly
Vice President, Taxes and Planning
(principal financial officer)

EXHIBIT INDEX

Exhibit No.	Name	Page

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)	27

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)	29

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	31

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32