Form 10-Q
period 2006-08-27
PARK ELECTROCHEMICAL CORP
filed 2006-10-05
CIK 76267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 27, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,186,719 as of October 3, 2006.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	August 27, 2006	February 26, 2006*

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,865	$108,027
Marketable securities	116,593	91,625
Accounts receivable, net	41,299	35,964
Inventories (Note 2)	16,319	15,022
Prepaid expenses and other current assets	4,607	3,023

Total current assets	254,683	253,661
Property, plant and equipment, net	51,556	54,370
Other assets	6,891	3,281

Total assets	$313,130	$311,312

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,893	$13,259
Accrued liabilities	16,887	14,651
Income taxes payable	7,743	10,817

Total current liabilities	39,523	38,727
Deferred income taxes	5,185	5,193
Restructuring Accruals – Non-Current	4,471	4,718
Liabilities from discontinued operations (Note 4)	17,251	17,251

Total liabilities	66,430	65,889
Stockholders’ equity:
Common stock	2,037	2,037
Additional paid-in capital	138,605	137,513
Retained earnings	103,839	105,808
Treasury stock, at cost	(1,407)	(2,370)
Accumulated other non-owner changes	3,626	2,435

Total stockholders’ equity	246,700	245,423

Total liabilities and stockholders’equity	$313,130	$311,312

*	The balance sheet at February 26, 2006 has been derived from the audited financial statements at that date.

See accompanying Notes to the Condensed Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in thousands, except per share amounts)

	13 weeks ended (Unaudited)		26 weeks ended (Unaudited)

	August 27, 2006	August 28, 2005	August 27, 2006	August 28, 2005

Net sales	$66,518	$52,442	$129,356	$108,118
Cost of sales	50,474	40,847	96,949	84,493

Gross profit	16,044	11,595	32,407	23,625
Selling, general and administrative expenses	6,836	5,953	13,597	12,222
Realignment and severance charges (Note 5)	—	—	—	1,059
Insurance arrangement termination charge (Note 6)	1,316	—	1,316	—

Profit from operations	7,892	5,642	17,494	10,344
Interest and other income	1,792	1,483	3,741	2,819

Earnings from operations before income taxes	9,684	7,125	21,235	13,163
Income tax provision (benefit) (Note 7)	(2,860)	1,068	(203)	1,778

Net earnings	$12,544	$6,057	$21,438	$11,385

Earnings per share (Note 8)
Basic	$0.62	$.30	$1.06	$0.57
Diluted	$0.62	$.30	$1.06	$0.57
Weighted average number of common and common equivalent shares outstanding:
Basic shares	20,183	20,032	20,159	19,989
Diluted shares	20,295	20,223	20,311	20,149
Dividends per share	$1.08	$0.08	$1.16	$0.16

See accompanying Notes to the Condensed Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	13 weeks ended (Unaudited)		26 weeks ended (Unaudited)

	August 27, 2006	August 28, 2005	August 27, 2006	August 28, 2005

Common stock and paid-in capital
Balance, beginning of period	$140,353	$136,621	$139,550	$136,243
SFAS 123R compensation cost	288		583
Stock option activity	1	1,503	509	1,881

Balance, end of period	140,642	138,124	140,642	138,124

Retained earnings
Balance, beginning of period	113,093	109,184	105,808	105,450
Net income	12,544	6,057	21,438	11,385
Dividends	(21,798)	(1,599)	(23,407)	(3,193)

Balance, end of period	103,839	113,642	103,839	113,642

Treasury stock
Balance, beginning of period	(1,407)	(2,968)	(2,370)	(3,441)
Stock option activity		764	963	1,237

Balance, end of period	(1,407)	(2,204)	(1,407)	(2,204)

Accumulated other non-owner changes
Balance, beginning of period	3,349	3,326	2,435	4,605
Net unrealized investment gains (losses)	219	(233)	241	(236)
Translation adjustments	58	(635)	950	(1,911)

Balance, end of period	3,626	2,458	3,626	2,458

Total stockholders’ equity	$246,700	$252,020	$246,700	$252,020

See accompanying Notes to the Condensed Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	26 Weeks Ended (Unaudited)

	August 27, 2006	August 28, 2005

Cash flows from operating activities:
Net earnings	$21,439	$11,385
Depreciation and amortization	4,516	4,861
Change in operating assets and liabilities	(11,193)	(1,984)

Net cash provided by operating activities	14,762	14,262

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(1,169)	(1,967)
Purchases of marketable securities	(70,784)	(24,670)
Proceeds from sales and maturities of marketable securities	46,404	6,000

Net cash used in investing activities	(25,549)	(20,637)

Cash flows from financing activities:
Dividends paid	(23,407)	(3,193)
Proceeds from exercise of stock options	1,472	2,801

Net cash used in financing activities	(21,935)	(392)

Change in cash and cash equivalents before exchange rate changes	(32,722)	(6,767)
Effect of exchange rate changes on cash and cash equivalents	561	(1,314)

Change in cash and cash equivalents	(32,161)	(8,081)
Cash and cash equivalents, beginning of Period	108,026	86,071

Cash and cash equivalents, end of period	$75,865	$77,990

Supplemental cash flow information:
Cash paid (refunded) during the period for income taxes	$5,810	$2,131

See accompanying Notes to the Condensed Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except per share amounts)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of August 27, 2006, the consolidated statements of earnings and stockholders’ equity for the 13 weeks and 26 weeks ended August 27, 2006 and August 28, 2005 and the condensed consolidated statements of cash flows for the 26 weeks then ended have been prepared by the Company, without audit.  In the opinion of management, these unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at August 27, 2006 and the results of operations, stockholders’ equity and cash flows for all periods presented.

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

2.	INVENTORIES

Inventories consisted of the following:

	August 27, 2006	February 26, 2006

Raw materials	$6,775	$6,092
Work-in-process	3,695	3,412
Finished goods	5,444	5,195
Manufacturing supplies	405	323

	$16,319	$15,022

3.	STOCK OPTIONS

As of August 27, 2006, the Company had a 1992 Stock Option Plan and a 2002 Stock Option Plan, and no other equity-based compensation plan.  Both Stock Option Plans have been approved by the Company’s stockholders and provide for the grant of stock options to directors and key employees of the Company. All options granted under such Plans have exercise prices equal to the market value of the underlying common stock of the Company on the dates of grants. Options granted under the Plans become exercisable 25% one year from the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant and expire 10 years from the date of grant.  The authority to grant additional options under the 1992 Stock Option Plan expired on March 24, 2002, and options to purchase a total of 900,000 shares of common stock were authorized for grant under the 2002 Stock Option Plan.  At August 27, 2006, 1,434,244 shares of common stock of the Company were reserved for issuance upon exercise of stock options under the 1992 Stock Option Plan and the 2002 Stock Option Plan and 335,880 shares were available for future grant under the 2002 Stock Option Plan. Options to purchase 174,700 shares of common stock were granted during the 13 weeks and 26 weeks ended August 27, 2006.

Effective February 27, 2006, the Company began recording compensation expense associated with stock options, the only form of equity compensation issued by the Company, in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”), and Securities and Exchange Commission Staff Accounting Bulletin No. 107.  Prior to February 27, 2006, the Company accounted for equity compensation according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and, therefore, no related compensation expense was recorded in the statements of earnings for awards granted with no intrinsic value.  The Company adopted the modified prospective transition method pursuant to SFAS 123R, and, consequently, has not retroactively adjusted results from prior periods.  Under this transition method, compensation costs associated with equity compensation recognized during the 13 weeks and 26 weeks ended August 27, 2006, included (1) quarterly amortization related to the remaining unvested portion of all stock options granted prior to February 27, 2006 based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and (2) quarterly amortization related to all stock options granted subsequent to February 27, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

The Company determines the fair value of stock options on the dates of grants using an option pricing model with assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the risk-free interest rate of the options, the expected life of the options, the expected volatility over the term of the options, the expected dividends of the options, and an estimate of the amount of options that are expected to be forfeited. The Company uses the Black-Scholes option-pricing model to determine the fair value of options under SFAS 123R and the original SFAS 123.  The compensation expense for stock options includes an estimate for forfeitures and is recognized over the vesting term using the ratable method.  Prior to the Company’s adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows.  SFAS 123R requires that such benefits be recorded as a financing cash inflow rather than as a reduction of taxes paid.  For the 13 weeks and 26 weeks ended August 27, 2006, no excess tax benefits were generated from option exercises.

As a result of the adoption of SFAS 123R, the Company’s income from operations before income taxes for the 13 weeks and 26 weeks ended August 27, 2006 was $288 and $583, respectively, lower than under the previous accounting methodology for share-based compensation.

If compensation expense for the Company’s stock option plans had been determined based upon estimated fair values at the grant dates in accordance with SFAS 123R, the Company’s pro forma net income and basic and diluted earnings per common share for the three months and six months ended August 28, 2005 for stock options granted prior to the adoption of SFAS 123R would have been as follows (in thousands, except for per share data):

	13 weeks ended August 28, 2005	26 weeks ended August 28, 2005

	(in thousands, except per share data)
Net income:	$6,057	$11,385
As reported
Stock based employee compensation expense not included in reported net income, net of tax	(399)	(839)

Pro forma	$5,658	$10,546
Basic earnings per share:
As reported	$0.30	$0.57
Pro-forma	$0.28	$0.53
Diluted earnings per share:
As reported	$0.30	$0.57
Pro-forma	$0.28	$0.52

The fair value of options is estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions set forth below:

	13 weeks ended August 27, 2006	13 weeks ended August 28, 2005

Expected term	4.0 – 5.6 years	4.0 years
Risk free interest rate	4% – 5%	4% – 5%
Volatility	34.4% – 58.8%	34.4% – 58.8%
Dividend yield	1.0% – 1.6%	1.0% – 1.6%

The expected term of the options is based on evaluations of historical and expected future employee exercise behavior.  The risk free interest rate is based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term of the options at the date of the grant.  Volatility is based on historical volatility of the company stock.

The following is a summary of the outstanding options for the six month period ended August 27, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life In Months	Aggregated Intrinsic Value

Outstanding at February 26, 2006	1,003,454	$20.80	61.32	—
Granted	174,700	25.35	119.3	—
Exercised	68,411	16.72	18.02	—
Forfeited	11,378	27.24	96.86	—
Expired	—	—	—	—

Outstanding at August 27, 2006	1,098,365	21.71	70.0	$9,869
Vested or expected to vest at end of period	735,190	20.29	36.0	5,065
Exercisable at end of period	735,190	20.29	36.0	5,065

The Company granted options on August 3, 2006 and on August 24, 2005, and the weighted average fair values of such options on such grant dates were $1,894 and $1,191, respectively.  The total values realized (the market value of the underlying shares on the date of exercise, less the exercise price, times the number of share acquired) from the exercise of options during the 26 weeks ended August 27, 2006 and August 28, 2005 were $1,069 and $1,182, respectively.

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

Liabilities for discontinued operations as of the August 27, 2006 and February 26, 2006 consisted of the following:

	August 27, 2006	February 26, 2006

Current and other liabilities	$5,157	$5,157
Pension liabilities	12,094	12,094

Total liabilities	$17,251	$17,251

5.	REALIGNMENT AND SEVERANCE CHARGES

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

The components of these charges and the related liability balances and activity through August 27, 2006 are set forth below.

	Original Charge	Paid in Prior Years	Reversals	Balance 2/26/06	Charges Paid	8/27/06 Remaining Liabilities

Neltec Europe termination benefits	$1,059	$(683)	$(170)	$206	$(10)	$196
New York and California and other realignment charges:
Lease payments, taxes utilities and other	7,292	(2,079)		5,213	(246)	4,967
Termination benefits	1,258	(1,258)	—	—	—	—

	$9,609	$(4,020)	$(170)	$5,419	$(256)	$5,163

The termination benefits were for the termination of hourly and salaried, administrative, manufacturing and support employees.  Such employees were terminated in France during the 2006 fiscal year second quarter and in North America during the 2004 fiscal year first, second and third quarters. The major portion of the termination benefits were paid for such employees in France during the second, third and fourth quarters of the 2006 fiscal year, and the termination benefits were paid for such employees in North America in installments during fiscal year 2004. The lease charges covered one lease obligation payable through December 2004 and a portion of another lease obligation payable through September 2013. For the 13 and 26 weeks ended August 27, 2006, the Company applied $123 and $246, respectively, of payments against the liability.

6.	INSURANCE ARRANGEMENT TERMINATION CHARGE

During the 2007 fiscal year second quarter ended August 27, 2006, the Company terminated a split-dollar life insurance arrangement Jerry Shore, the Company’s founder and former Chairman, President and Chief Executive Officer.  The insurance arrangement, which involved two life insurance policies payable on the death of the survivor of Jerry Shore and his spouse with an aggregate face value of $5 million and annual premium payments by the Company of approximately $128,852, was implemented in 1997 but discontinued in 2004 in light of certain provisions of the Sarbanes-Oxley Act of 2002 and due to changes in the income taxation of split-dollar life insurance arrangements.  The arrangement is more fully described in the Company’s annual proxy statements for each of the years 1998 through 2006. Pursuant to an agreement entered into between Jerry Shore and the Company, the termination of the insurance arrangement will involve a payment $1,335 by the Company to Mr. Shore in January 2007. Such termination and payment will result in a net cash cost to the Company of $685, after the Company’s receipt of a portion of the cash surrender value of the life insurance policies. The Company recorded a pre-tax charge of $1,316 in the 2007 fiscal year second quarter ended August 27, 2006 in connection with this termination and recognized a $499 tax benefit relating to this insurance termination charge.

7.	INCOME TAX PROVISION

As part of its quarterly evaluation of deferred tax assets, the Company recognized a tax benefit of $3,500 during the 2007 fiscal year second quarter relating to the reversal of certain valuation allowances against U.S. deferred tax assets.  The Company believes that it is more likely than not that the tax benefits associated with these deferred tax assets will be realized during the next five fiscal years.  In addition, during the 2007 fiscal year second quarter, the Company recognized a tax benefit of $1,391 relating to the elimination of reserves no longer required as the result of the completion of a tax audit.

8.	EARNINGS PER SHARE

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

The following table sets forth the basic and diluted weighted average number of shares of common stock and potential common stock equivalents outstanding during the periods specified:

	13 weeks ended		26 weeks ended

	August 27, 2006	August 28, 2005	August 27, 2006	August 28, 2005

Weighted average shares outstanding for basic EPS	20,183	20,032	20,159	19,989
Net effect of dilutive options	112	191	152	160

Weighted average shares outstanding for diluted EPS	20,295	20,223	20,311	20,149

Common stock equivalents, which were not included in the computation of diluted earnings per share because either the effect would have been antidilutive or the options’ exercise prices were greater than the average market price of the common stock, were 8 and 241 for the 13 weeks ended August 27, 2006 and August 28, 2005, respectively, and 5 and 184 for the 26 weeks ended August 27, 2006 and August 28, 2005, respectively.

9.	BUSINESS SEGMENTS

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

Sales are generally attributed to geographic region based upon the region from which the materials were shipped to the customer. Sales between geographic regions were not significant.

Financial information concerning the Company’s operations by geographic region follows:

	13 weeks ended		26 weeks ended

	August 27, 2006	August 28, 2005	August 27, 2006	August 28, 2005

Sales:
North America	$33,447	$29,855	$68,872	$60,647
Europe	9,831	7,911	18,202	16,249
Asia	23,240	14,676	42,282	31,222

Total sales	$66,518	$52,442	$129,356	$108,118

	August 27, 2006	February 26, 2006

Long-lived assets:
North America	$30,723	$29,344
Europe	7,175	7,796
Asia	20,549	20,511

Total long-lived assets	$58,447	$57,651

10.	COMPREHENSIVE INCOME

Total comprehensive income for the 13 weeks ended August 27, 2006 and August 28, 2005 was $12,821 and $5,189, respectively. Total comprehensive income for the 26 weeks ended August 27, 2006 and August 28, 2005 was $22,629 and $9,238, respectively.  Comprehensive income consisted primarily of net income and foreign currency translation adjustments and unrealized gains and losses on marketable securities.

11.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), was issued by the FASB in March 2005. FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. FIN 47 requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material effect on the Company’s Consolidated Financial Statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), an amendment of Statement of Financial Accounting Standards 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”.  SFAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to subsequently measure those servicing assets and servicing liabilities at fair value.  SFAS 156 is effective for fiscal years beginning after September 15, 2006.  The Company does not expect the adoption of SFAS 156 to have a material effect on the Company’s Consolidated Financial Statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”).  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.  It prescribes a recognition threshold and measurement methodology for financial statement reporting purposes and promulgates a series of new disclosures of tax positions taken or expected to be taken on a tax return for which less than all of the resulting tax benefits are expected to be realized. This interpretation is effective for fiscal years beginning after December 15, 2006.  The Company will adopt this interpretation in the first quarter of its 2008 fiscal year, which will begin February 26, 2007.  The Company is currently evaluating the requirements of FIN 48 and has not yet determined the impact of such requirements on the Company’s Consolidated Financial Statements.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

          The Company’s net sales increased in both the three-month period and the six-month period ended August 27, 2006 compared with last year’s comparable periods as a result of increases in sales of the Company’s printed circuit materials products in North America, Asia and Europe and increases in sales of the Company’s advanced composite materials products, and the Company achieved higher operating profits in the 2007 fiscal year second quarter and first half than in the 2006 fiscal year comparable periods. The Company’s net earnings also increased in the three-month and six-month periods ended August 27, 2006 compared with last year’s comparable periods.

          The condition of the global markets for the Company’s printed circuit materials products improved somewhat in the second half of the 2006 fiscal year and the first half of the 2007 fiscal year. Consequently, sales of the Company’s printed circuit materials products increased in the 2007 fiscal year first quarter and first half compared to the 2006 fiscal year first quarter and first half. The markets for the Company’s advanced composite materials products were healthy during the 2007 fiscal year first and second quarters, and, as a result, sales of the Company’s advanced composite materials products increased in the first quarter and first half of the 2007 fiscal year compared to the comparable periods in the prior fiscal year.

          The Company’s operating profits in the 2007 fiscal year second quarter and first half were greater than its operating profits in the 2006 fiscal year second quarter and first half as a result of higher total sales, higher percentages of sales of higher margin, high performance printed circuit materials products and reduced costs and expenses as percentages of sales, in spite of significant increases in the cost of copper foil, one of the Company’s primary raw materials, during the first and second quarters of the 2007 fiscal year.

          While the global markets for the Company’s printed circuit materials continue to be very difficult to forecast, the Company believes that the condition of the global markets for the Company’s printed circuit materials products in the 2007 fiscal year third quarter is similar to the condition of such markets during the 2007 fiscal year first and second quarters and the 2006 fiscal year third and fourth quarters. The Company also believes that the markets for its advanced composite materials products will continue to be healthy during the 2007 fiscal year third quarter.

          In the first quarter of the 2007 fiscal year, the Company completed the construction of a new manufacturing facility in the Zhuhai Free Trade Zone in Guangdong Province in southern China to support the growing demand for advanced printed circuit materials in China, and the Company is in the process of employee training and internal and external qualifications for the facility.

          The Company is in the process of acquiring a facility in Singapore which the Company intends to utilize as its new advanced composites manufacturing plant in Singapore and is also in the process of upgrading its printed circuit materials treating operation in Singapore so that such operation will be capable of treating the Company’s full line of advanced printed circuit materials in Singapore, except polytetrafluoroethylene (“PTFE”) materials.  The Company is also engaged in the development stage of installing hot melt coating capability for advanced composite materials in the United States.

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

          During the current year’s second quarter, the Company recorded a pre-tax charge of $1.3 million in connection with the termination of an insurance arrangement with Jerry Shore, the Company’s founder and former Chairman, President and Chief Executive Officer, and recognized a $0.5 million tax benefit relating to this insurance termination charge.  The termination of the insurance arrangement will involve a payment of $1.3 million by the Company to Mr. Shore in January 2007, which will result in a net cash cost to the Company of $0.7 million, after the Company’s receipt of a portion of the cash surrender value of the insurance policies. During the second quarter, the Company also recognized a tax benefit of $3.5 million relating to the elimination of certain valuation allowances previously established relating to deferred tax assets in the United States and a tax benefit of $1.4 million relating to the elimination of reserves no longer required as the result of the completion of a tax audit.

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

          The Company believes that an evaluation of its ongoing operations would be difficult if the disclosure of its financial results were limited to generally accepted accounting principles (“GAAP”) financial measures, which include special items, such as the insurance arrangement termination charge and the tax benefits recognized in the 2007 fiscal year second quarter and the employment termination benefits charge in the 2006 fiscal year. Accordingly, in addition to disclosing its financial results determined in accordance with GAAP, the Company discloses non-GAAP operating results that exclude certain items in order to assist its shareholders and other readers in assessing the Company’s operating performance, since the Company’s on-going, normal business operations do not include such special items. Such non-GAAP financial measures are provided to supplement the results provided in accordance with GAAP.

Three and Six Months Ended August 27, 2006 Compared with Three and Six Months Ended August 28, 2005:

          The Company’s total net sales increased in Asia, North America and Europe during the three-month period and during the six-month period ended August 27, 2006 compared to the three-month and six-month periods ended August 28, 2005. The Company’s net sales of printed circuit materials products increased in all geographic regions during the three-month and six-month periods ended August 27, 2006 compared to the three-month and six-month periods ended August 28, 2005. Net sales of the Company’s advanced composite materials products increased during the six-month period ended August 27, 2006 compared to the six-month period ended August 28, 2005, although net sales of such products declined slightly during the three-month period ended August 27, 2006 compared to the three-month period ended August 28, 2005. Sales of advanced composite materials were 7% of the Company’s total net sales worldwide in the three-month and six-month periods ended August 27, 2006 quarter compared to 8% of the Company’s total net sales worldwide in the 2006 fiscal year comparable periods.

          The Company’s gross profits in the three-month and six-month periods ended August 27, 2006 were higher than the gross profits in the prior year’s comparable periods primarily as a result of higher total sales, higher percentages of sales of higher margin, high performance printed circuit materials products and reduced costs and expenses as percentages of sales, in spite of significant increases in the cost of copper foil, one of the Company’s primary raw materials, in the first and second quarters of the 2007 fiscal year.

          The Company’s net earnings for the three-month and six-month periods ended August 27, 2006 were enhanced by the tax benefits relating to the insurance arrangement termination charge, the elimination of certain valuation allowances previously established relating to deferred tax assets in the United States and the elimination of reserves no longer required as a result of the completion of a tax audit which were only partially offset by the charge resulting from the termination of an insurance arrangement, while the results for the six-month period ended August 28, 2005 were negatively affected by the $1.1 million employment termination benefits charge related to a workforce reduction at the Company’s Neltec Europe SAS facility in France.

          Results of Operations

          The Company’s total net sales for the three-month period ended August 27, 2006 increased 27% to $66.5 million from $52.4 million for last fiscal year’s comparable period. Sales volumes increased 58% in Asia, 24% in Europe and 12% in North America during the 2007 fiscal year second quarter compared to the sales for the comparable period in the prior year. The Company’s total net sales for the six-month period ended August 27, 2006 increased 20% to $129.4 million from $108.1 million for last fiscal year’s comparable period.  Sales volumes increased 35% in Asia, 14% in North America and 12% in Europe during the six-months ended August 27, 2006 compared to the sales for the six-months ended August 28, 2005.

          The Company’s foreign operations accounted for $33.1 million and $60.5 million, respectively, of net sales, or 50% and 47% of the Company’s total net sales worldwide, during the three-month and six-month periods ended August 27, 2006 compared with $22.6 million and $47.5 million, respectively, of net sales, or 43% and 44%, respectively, of total net sales worldwide, during last year’s comparable periods. Net sales by the Company’s foreign operations during the three-month and six-month periods ended August 27, 2006 increased 46% and 27%, respectively, from the 2006 fiscal year comparable periods, as a result of increases in sales in Asia and Europe during both periods.

          For the three-month period ended August 27, 2006, the Company’s sales in North America, Asia and Europe were 50%, 35% and 15%, respectively, of the Company’s total net sales worldwide compared with 57%, 28% and 15%, respectively, for the three-month period ended August 28, 2005; and for the six-month period ended August 27, 2006, the Company’s sales in North America, Asia and Europe were 53%, 33% and 14% of the Company’s total net sales worldwide compared with 56%, 29% and 15%, respectively, for the six-month period ended August 28, 2005. The Company’s sales in North America increased 12%, its sales in Asia increased 58% and its sales in Europe increased 24% in the three-month period ended August 27, 2006 compared with the three-month period ended August 28, 2005, and its sales in North America, Asia and Europe increased 14%, 35% and 12%, respectively, in the six-month period ended August 27, 2006 compared with the six-month period ended August 28, 2005.

          The overall gross profit as a percentage of net sales for the Company’s worldwide operations improved to 24.1% and 25.1%, respectively, for the three months and six months ended August 27, 2006 compared with 22.1% and 21.9% for last fiscal year’s comparable periods. The improvements in the gross profit margins were attributable to increased sales volumes, higher percentages of sales of higher margin, high performance printed circuit materials products, and reductions of the Company’s operating costs as percentages of sales.

          During the three-month and six-month periods ended August 27, 2006, the Company’s total net sales worldwide of high temperature printed circuit materials, which include high performance (non-FR4) materials, were 97% of the Company’s total net sales worldwide of printed circuit materials, compared with 96% for last fiscal year’s comparable periods; while the Company’s net sales of such high temperature printed circuit materials in North America were 97% of the Company’s total net sales of printed circuit materials in North America, compared with 97% for last fiscal year’s comparable periods; and the Company’s net sales of such materials in Asia and Europe combined, were 96% of the Company’s total net sales of printed circuit materials in Asia and Europe combined, compared with 94% for last fiscal year’s comparable periods.

          The Company’s high temperature printed circuit materials include its high performance (non-FR4) materials, which consist of high-speed, low-loss materials for digital and RF/microwave applications requiring increased, high bandwidth signal integrity, bismalimide triazine (“BT”) materials, polyimides for applications that demand extremely high thermal performance, cyanate esters, and polytetrafluoroethylene (“PTFE”) materials for RF/microwave systems that operate at frequencies up to 77GHz.

          During the three-month and six-month periods ended August 27, 2006, the Company’s total net sales worldwide of high performance (non-FR4) printed circuit materials were 41% of the Company’s total net sales worldwide of printed circuit materials, compared with 37% for last fiscal year’s comparable periods; while the Company’s net sales of such high performance printed circuit materials in North America were 44% and 45%, respectively, of the Company’s total net sales of printed circuit materials in North America, compared with 44% for last fiscal year’s comparable periods; and the Company’s net sales of such materials in Asia and Europe combined, were 38% of the Company’s total net sales of printed circuit materials in Asia and Europe combined, compared with 29% for last fiscal year’s comparable periods.

          The Company’s cost of sales as a percentage of net sales declined to 75.9% in the three-month period ended August 27, 2006 from 77.9% in the three-month period ended August 28, 2005 and to 74.9% in the six-month period ended August 27, 2006 from 78.1% in the six-month period ended August 28, 2005 resulting in gross profit margin improvements, which were attributable to higher total sales, higher percentages of sales of higher margin, high performance printed  circuit materials products and cost reduction measures implemented by the Company, including workforce reductions, despite significant increases in the cost of copper foil, one of the Company’s primary raw materials, during the first and second quarters of the 2007 fiscal year.

          Selling, general and administrative expenses increased by $0.9 million and $1.4 million, respectively, or by 15% and 11%, during the three-month period and six-month period, respectively, ended August 27, 2006 compared with last fiscal year’s comparable periods, but these expenses, measured as percentages of sales, were 10.3% and 10.5%, respectively, during the three-month and six-month periods ended August 27, 2006 compared with 11.4% and 11.3%, respectively, during last fiscal year’s comparable periods.  Stock option expenses for the three-month and six-month periods ended August 27, 2006 were $0.3 million and $0.6 million, respectively.

          During the three-month period ended August 27, 2006, the Company recorded a pre-tax charge of $1.3 million in connection with the termination of a life insurance arrangement with Mr. Jerry Shore, the Company’s founder and former Chairman, President and Chief Executive Officer, and recognized a tax benefit of $0.5 million relating to this insurance termination charge.  During the 2007 fiscal year second quarter, the Company also recognized a tax benefit of $3.5 million relating to the elimination of certain valuation allowances previously established relating to deferred tax assets in the United States and a tax benefit of $1.4 million relating to the elimination of reserves no longer required as the result of the completion of a tax audit.

          During the 2006 fiscal year first quarter, the Company incurred a charge of $1.1 million, for which there was no tax benefit, for employment termination benefits related to a workforce reduction at its Neltec Europe SAS subsidiary in Mirebeau, France.

          For the reasons set forth above, the Company’s profit from operations was $7.9 million for the three months ended August 27, 2006 compared to profit from operations of $5.6 million for the three months ended August 28, 2005, and its profit from operations was $17.5 million for the six months ended August 27, 2006, including the $1.3 million insurance arrangement termination charge described above, compared with profit from operations of $10.3 million for the six months ended August 28, 2005, including the $1.1 million employment termination benefits charge described above.  The net impacts of the charges described above were to reduce the Company’s profit from operations by $1.3 million in the three-month and six-month periods ended August 27, 2006 and to reduce the Company’s profit from operations by $1.1 million in the six-month period ended August 28, 2005.

          Interest and other income, net, principally investment income, was $1.8 million and $3.7 million, respectively, for the three-month and six-month periods ended August 27, 2006 compared with $1.5 million and $2.8 million, respectively, for last fiscal year’s comparable periods. The increases in investment income were attributable principally to higher prevailing interest rates during the 2007 fiscal year first and second quarters than during the 2006 fiscal year first and second quarters. The Company’s investments were primarily short-term taxable instruments and money market funds.

          The Company’s effective income tax rates for the three-month and six-month periods ended August 27, 2006 were 23.0% before adjusting for the tax benefits relating to the insurance arrangement termination charge, the elimination of certain valuation allowances in the United States and the elimination of tax reserves no longer required, all described above, compared with effective income tax rates of 15.0% and 13.5% for the three months and six months ended August 28, 2005. The higher tax provisions for the three-month and six-month periods ended August 27, 2006 were primarily the results of higher taxable income in jurisdictions with higher income tax rates.

          The Company’s effective income tax rates for the three-month and six-month periods ended August 27, 2006 after adjusting for the tax benefits relating to the insurance arrangement termination charge, the elimination of certain valuation allowances in the United States and the elimination of tax reserves no longer required, all described above, were (29.5%) and (1.0%), respectively, compared with effective income tax rates of 15.0% and 13.5%, respectively, for the three-month and six-month periods ended August 28, 2005.

          The Company’s net earnings for the three months ended August 27, 2006 were $12.5 million compared to net earnings of $6.1 million for the three months ended August 28, 2005, and net earnings for the six months ended August 27, 2006 were $21.4 million, including the $1.3 million insurance arrangement termination charge described above and the related $0.5 million tax benefit and the tax benefits of $4.9 million relating to the elimination of certain valuation allowances and reserves described above, compared with net earnings of $11.4 million for the six-month period ended August 28, 2005, including the $1.1 million employment termination benefits charge described above.  The net impacts of the charges and tax benefits described above were to increase net earnings by $4.1 million in the three-month and six-month periods ended August 27, 2006 and to reduce net earnings by $1.1 million in the three-month and six-month periods ended August 28, 2005.

          Basic and diluted earnings per share, including the insurance termination charge and tax benefits described above, were $0.62 and $1.06 for the three-month period and six-month period, respectively, ended August 27, 2006, compared to basic and diluted earnings per share of $0.30 and $0.57, respectively, including the employment termination benefits charge described above, for the three-month period and six-month period, respectively, ended August 28, 2005.  The net impacts of the charges and tax benefits described above were to increase basic and diluted earnings per share by $0.20 in the three-month and six-month periods ended August 27, 2006 and to reduce basic and diluted earnings per share by $0.05 in the three-month and six-month periods ended August 28, 2005.

Liquidity and Capital Resources:

          At August 27, 2006, the Company’s cash and temporary investments were $192.5 million compared with $199.7 million at February 26, 2006, the end of the Company’s 2006 fiscal year. The decrease in the Company’s cash and investment position at August 27, 2006 was attributable to the payment of dividends (including a special dividend of $1.00 per share totaling $20.2 million), the payment of income taxes and purchases of property, plant and equipment partially offset by cash generated by operating activities. The Company’s working capital (which includes cash and temporary investments)

was $215.2 million at August 27, 2006 compared with $214.9 million at February 26, 2006. Accounts receivable increased 15% at August 27, 2006 compared to February 26, 2006 primarily as a result of higher sales volumes, and inventories increased 9% at August 27, 2006 compared to February 26, 2006 in support of higher production volumes resulting from increased sales activity.  The 52% increase in prepaid expenses and other current assets at August 27, 2006 compared to February 26, 2006 was primarily attributable to increases in accrued interest income and prepaid insurance.  Accounts payable increased 12% at August 27, 2006 compared to February 26, 2006 primarily as a result of increased purchasing activity and volumes in support of higher production volumes.  The 15% increase in accrued liabilities at August 27, 2006 compared to February 26, 2006 was due principally to the insurance arrangement termination charge and professional fees.  Income taxes payable declined 28% primarily as a result of tax payments made during the six-month period.  The Company’s current ratio (the ratio of current assets to current liabilities) was 6.4 to 1 at August 27, 2006 compared to 6.6 to 1 at February 26, 2006.

          During the six months ended August 27, 2006, net earnings from the Company’s operations, before depreciation and amortization, of $26.0 million and a net increase in working capital items, resulted in $ 14.8 million of cash provided by operating activities. During the same six-month period, the Company expended $2.0 million for the purchase of property, plant and equipment (reduced to a net amount of $1.2 million as a result of the disposition of property and the write-off of equipment) compared with $2.0 million for the six-month period ended August 28, 2005. In addition, the Company paid $23.4 million in dividends on its common stock in the six-month period ended August 27, 2006 compared to $3.2 million in the six-month period ended August 28, 2005. The higher amount in the six-month period ended August 27, 2006 was the result of the Company’s declaration in the second quarter of a special cash dividend of $1.00 per share payable August 22, 2006 and totaling $20.2 million. Net expenditures for property, plant and equipment were $4.3 million in the 2006 fiscal year, $3.3 million in the 2005 fiscal year and $2.4 million in the 2004 fiscal year.

          At August 27, 2006 and at February 26, 2006, the Company had no long-term debt.

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

          As of August 27, 2006, there were no material changes outside the ordinary course of the Company’s business in the Company’s contractual obligations disclosed in Item 7 of Part II of its Form 10-K Annual Report for the fiscal year ended February 26, 2006.

Off-Balance Sheet Arrangements:

          The Company’s liquidity is not dependent on the use of, and the Company is not engaged in, any off-balance sheet financing arrangements, such as securitization of receivables or obtaining access to assets through special purpose entities.

Environmental Matters:

          In the six-month periods ended August 27, 2006 and August 28, 2005, the Company charged less than $0.1 million against pretax income for environmental remedial response and voluntary cleanup costs (including legal fees). While annual expenditures have generally been constant from year to year and may increase over time, the Company expects it will be able to fund such expenditures from available cash. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At August 27, 2006 and February 26, 2006, the amount recorded in liabilities from discontinued operations for environmental matters related to Dielektra was $2.1 million and the amount recorded in accrued liabilities for environmental matters was $1.8 million. Management does not expect that environmental matters will have a material adverse effect on the liquidity, capital resources, business, consolidated results of operations or consolidated financial position of the Company.

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

          Income Taxes

          Carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company’s consolidated statement of operations, or conversely to further reduce the existing valuation allowance resulting in less income tax expense. Management evaluates the realizability of the deferred tax assets quarterly and assesses the need for additional valuation allowances quarterly.

          Restructurings

          The Company recorded charges in connection with the realignment of its Neltec Europe SAS business in France during the three months ended May 29, 2005 the realignment of and its North American volume printed circuit materials operations during the fiscal years ended February 29, 2004 and March 2, 2003. The Company also recorded realignment charges in its North American operations during the fiscal year ended February 27, 2005. In addition, during the 2003 fiscal year, the Company recorded charges in connection with the closure of the Company’s manufacturing facility in England. Prior to the Company’s treating Dielektra GmbH as a discontinued operation, the Company recorded charges in connection with the closure of the mass lamination operation of Dielektra and the realignment of Dielektra during the fiscal years ended February 29, 2004, March 2, 2003 and March 3, 2002.

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

Factors that May Affect Future Results.

                     Certain portions of this Report which do not relate to historical financial information may be deemed to constitute forward-looking statements that are subject to various factors which could cause actual results to differ materially from Park’s expectations or from results which might be projected, forecast, estimated or budgeted by the Company in forward-looking statements. Such factors include, but are not limited to, general conditions in the electronics industry, the Company’s competitive position, the status of the Company’s relationships with its customers, economic conditions in international markets, the cost and availability of utilities and raw materials, and the various factors set forth in Item 1A “Risk Factors” and under the caption “Factors That May Affect Future Results” after Item 7 of Park’s Annual Report on Form 10-K for the fiscal year ended February 26, 2006.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

                     The Company’s market risk exposure at August 27, 2006 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended February 26, 2006.

Item 4.	Controls and Procedures.

          (a)       Disclosure Controls and Procedures.

                     The Company’s management, with the participation of the Company’s Chief Executive Officer and Vice President, Taxes and Planning (the person currently performing the functions similar to those performed by a principal financial officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of August 27, 2006, the end of the quarterly fiscal period covered by this quarterly report. Based on such evaluation, the Company’s Chief Executive Officer and Vice President, Taxes and Planning have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Vice President, Taxes and Planning, as appropriate to allow timely decisions regarding required disclosure.

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

          The following table provides information with respect to shares of the Company’s Common Stock acquired by the Company during each month included in the Company’s 2007 fiscal year second quarter ended August 27, 2006.

Period	Total Number of Shares (or Units) Purchased	Average Price paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plan or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May yet Be Purchased Under the Plans or Programs

May 29 – June 30	0	—	0
July 1-31	0	—	0
August 1-27	0	—	0
Total	0	—	0	2,000,000	(a)

(a)     Aggregate number of shares available to be purchased by the Company pursuant to a previous share purchase authorization announced on October 20, 2004. Pursuant to such authorization, the Company is authorized to purchase its shares from time to time on the open market or in privately negotiated transactions.

Item 3.	Defaults Upon Senior Securities.

          None.

Item 4.	Submission of Matters to a Vote of Security Holders.

          At the Annual Meeting of Shareholders held on July 19, 2006:

(a) the persons elected as directors of the Company and the voting for such persons were as follows:

Name	Votes For	Authority Withheld

Dale Blanchfield	18,258,533	830,045
Anthony Chiesa	17,892,076	1,196,502
Lloyd Frank	17,900,674	1,187,904
Brian E. Shore	17,972,633	1,115,945
Steven T. Warshaw	17,916,111	1,172,467

Item 5.	Other Information.

          None.

Item 6.	Exhibits.

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Park Electrochemical Corp.

(Registrant)

/s/ Brian E. Shore
Date: October 4, 2006
Brian E. Shore
President and
Chief Executive Officer
(principal executive officer)

/s/ James W. Kelly
Date: October 4, 2006
James W. Kelly
Vice President, Taxes and Planning
(principal financial officer)

EXHIBIT INDEX

Exhibit No.	Name	Page

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)	32

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)	34

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	36

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	37