Form 10-Q
period 2006-11-26
PARK ELECTROCHEMICAL CORP
filed 2007-01-04
CIK 76267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 26, 2006

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

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,194,269 shares of common stock as of January 2, 2007.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	November 26, 2006	February 26, 2006*

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,049	$108,027
Marketable securities	141,786	91,625
Accounts receivable, net	43,936	35,964
Inventories (Note 2)	16,191	15,022
Prepaid expenses and other current assets	4,459	3,023

Total current assets	261,421	253,661
Property, plant and equipment, net	50,653	54,370
Other assets	6,880	3,281

Total assets	$318,954	$311,312

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,446	$13,259
Accrued liabilities	16,137	14,651
Income taxes payable	5,966	10,817

Total current liabilities	36,549	38,727
Deferred income taxes	5,185	5,193
Restructuring Accruals – Non-Current	4,349	4,718
Liabilities from discontinued operations (Note 4)	17,251	17,251

Total liabilities	63,334	65,889
Stockholders’ equity:
Common stock	2,037	2,037
Additional paid-in capital	139,120	137,513
Retained earnings	111,752	105,808
Treasury stock, at cost	(1,262)	(2,370)
Accumulated other comprehensive income	3,973	2,435

Total stockholders’ equity	255,620	245,423

Total liabilities and stockholders’ equity	$318,954	$311,312

*The balance sheet at February 26, 2006 has been derived from the audited financial statements at that date.

See accompanying Notes to the Condensed Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in thousands, except per share amounts)

	13 weeks ended (Unaudited)		39 weeks ended (Unaudited)

	November 26, 2006	November 27, 2005	November 26, 2006	November 27, 2005

Net sales	$68,195	$57,159	$197,551	$165,277
Cost of sales	50,954	41,867	147,903	126,360

Gross profit	17,241	15,292	49,648	38,917
Selling, general and administrative expenses	6,744	6,092	20,341	18,314
Realignment and severance charges (Note 5)	—	—	—	1,059
Insurance arrangement termination charge (Note 6)	—	—	1,316	—

Profit from operations	10,497	9,200	27,991	19,544
Interest and other income	1,871	1,562	5,612	4,381

Earnings before income taxes	12,368	10,762	33,603	23,925
Income tax provision (Note 7)	2,839	1,017	2,636	2,795

Net earnings	$9,529	$9,745	$30,967	$21,130

Earnings per share (Note 8):
Basic	$0.47	$0.48	$1.54	$1.06
Diluted	$0.47	$0.48	$1.52	$1.05
Weighted average number of common and common equivalent shares outstanding:
Basic shares	20,189	20,099	20,169	20,026
Diluted shares	20,332	20,251	20,328	20,183
Dividends declared per share (Note 12)	$0.08	$1.08	$1.24	$1.24

See accompanying Notes to the Condensed Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	13 weeks ended (Unaudited)		39 weeks ended (Unaudited)

	November 26, 2006	November 27, 2005	November 26, 2006	November 27, 2005

Common stock and paid-in capital
Balance, beginning of period	$140,642	$138,124	$139,550	$136,243
SFAS 123R compensation cost	350	—	933	—
Stock option activity	165	1,058	674	2,939

Balance, end of period	141,157	139,182	141,157	139,182

Retained earnings
Balance, beginning of period	103,839	113,642	105,808	105,450
Net income	9,528	9,745	30,966	21,130
Dividends	(1,615)	(21,715)	(25,022)	(24,908)

Balance, end of period	111,752	101,672	111,752	101,672

Treasury stock
Balance, beginning of period	(1,407)	(2,204)	(2,370)	(3,441)
Stock option activity	145	(232)	1,108	1,005

Balance, end of period	(1,262)	(2,436)	(1,262)	(2,436)

Accumulated other comprehensive income
Balance, beginning of period	3,626	2,458	2,435	4,605
Net unrealized investment gains (losses)	244	(82)	485	(318)
Translation adjustments	103	(1,289)	1,053	(3,200)

Balance, end of period	3,973	1,087	3,973	1,087

Total stockholders’ equity	$255,620	$239,505	$255,620	$239,505

See accompanying Notes to the Condensed Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	39 Weeks Ended (Unaudited)

	November 26, 2006	November 27, 2005

Cash flows from operating activities:
Net earnings	$30,966	$21,130
Depreciation and amortization	6,714	7,419
SFAS 123R compensation cost	933	—
(Gain) loss on sale of fixed assets	(18)	(45)
Change in operating assets and liabilities	(16,779)	(4,735)

Net cash provided by operating activities	21,816	23,769

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(2,994)	(3,805)
Proceeds from sales of fixed assets	565	64
Purchases of marketable securities	(111,110)	(30,656)
Proceeds from sales and maturities of marketable securities	62,039	14,000

Net cash used in investing activities	(51,500)	(20,397)

Cash flows from financing activities:
Dividends paid	(25,022)	(4,801)
Proceeds from exercise of stock options	1,782	3,945

Net cash used in financing activities	(23,240)	(856)

Change in cash and cash equivalents before exchange rate changes	(52,924)	2,516
Effect of exchange rate changes on cash and cash equivalents	(54)	(1,529)

Change in cash and cash equivalents	(52,978)	987
Cash and cash equivalents, beginning of period	108,027	86,071

Cash and cash equivalents, end of period	$55,049	$87,058

Supplemental cash flow information:
Cash paid during the period for income taxes	$10,458	$3,642

See accompanying Notes to the Condensed Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except per share amounts)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of November 26, 2006, the consolidated statements of earnings and stockholders’ equity for the 13 weeks and 39 weeks ended November 26, 2006 and November 27, 2005 and the condensed consolidated statements of cash flows for the 39 weeks then ended have been prepared by the Company, without audit.  In the opinion of management, these unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at November 26, 2006 and the results of operations, stockholders’ equity and cash flows for all periods presented.

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

2.	INVENTORIES

Inventories consisted of the following:

	November 26, 2006	February 26, 2006

Raw materials	$7,055	$6,092
Work-in-process	3,597	3,412
Finished goods	5,128	5,195
Manufacturing supplies	411	323

	$16,191	$15,022

3.	STOCK OPTIONS

As of November 26, 2006, the Company had a 1992 Stock Option Plan and a 2002 Stock Option Plan, and no other equity-based compensation plan.  Both Stock Option Plans have been approved by the Company’s stockholders and provide for the grant of stock options to directors and key employees of the Company.  All options granted under such Plans have exercise prices equal to the market value of the underlying common stock of the Company on the dates of grants.  Options granted under the Plans become exercisable 25% one year from the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant and expire 10 years from the date of grant.  The authority to grant additional options under the 1992 Stock Option Plan expired on March 24, 2002, and options to purchase a total of 900,000 shares of common stock were authorized for grant under the 2002 Stock

Option Plan.  At November 26, 2006, 1,422,944 shares of common stock of the Company were reserved for issuance upon exercise of stock options under the 1992 Stock Option Plan and the 2002 Stock Option Plan and 343,293 shares were available for future grant under the 2002 Stock Option Plan.  Options to purchase 174,700 and 157,250 shares of common stock were granted during the 39 weeks ended November 26, 2006 and November 27, 2005, respectively.

Effective February 27, 2006, the Company began recording compensation expense associated with stock options, the only form of equity compensation issued by the Company, in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”), and Securities and Exchange Commission Staff Accounting Bulletin No. 107. Prior to February 27, 2006, the Company accounted for equity compensation according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and, therefore, no related compensation expense was recorded in the statements of earnings for awards granted with no intrinsic value.  The Company adopted the modified prospective transition method pursuant to SFAS 123R, and, consequently, has not retroactively adjusted results from prior periods.  Under this transition method, compensation costs associated with equity compensation recognized during the 13 weeks and 39 weeks ended November 26, 2006 included (1) quarterly amortization related to the remaining unvested portion of all stock options granted prior to February 27, 2006 based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and (2) quarterly amortization related to all stock options granted subsequent to February 27, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

The Company determines the fair value of stock options on the dates of grants using an option pricing model with assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the risk-free interest rate of the options, the expected life of the options, the expected volatility over the term of the options, the expected dividends of the options, and an estimate of the amount of options that are expected to be forfeited. The Company uses the Black-Scholes option-pricing model to determine the fair value of options under SFAS 123R and the original SFAS 123. The compensation expense for stock options includes an estimate for forfeitures and is recognized over the vesting term using the ratable method.  Prior to the Company’s adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows.  SFAS 123R requires that such benefits be recorded as a financing cash inflow rather than as a reduction of taxes paid. For the 13 weeks and 39 weeks ended November 26, 2006 no excess tax benefits were generated from option exercises.

As a result of the adoption of SFAS 123R, the Company’s income from operations before income taxes for the 13 weeks and 39 weeks ended November 26, 2006 was $350 and $933, respectively, lower than under the previous accounting methodology for share-based compensation.

If compensation expense for the Company’s stock option plans had been determined based upon estimated fair values at the grant dates in accordance with SFAS 123R, the Company’s pro forma net income and basic and diluted earnings per common share for the three months and nine months ended November 27, 2005 for stock options granted prior to the adoption of SFAS 123R would have been as follows (in thousands, except for per share data):

	13 weeks ended November 27, 2005	39 weeks ended November 27, 2005

Net income:
As reported	$9,745	$21,130
Stock based employee compensation expense not included in reported net income, net of tax	398	1,236

Pro forma	$9,347	$19,894

Basic earnings per share:
As reported	$0.48	$1.06
Pro-forma	$0.47	$.99
Diluted earnings per share:
As reported	$0.48	$1.05
Pro-forma	$0.46	$.99

The fair value of options is estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions set forth below:

	39 weeks ended November 26, 2006	39 weeks ended November 27, 2005

Expected term	4.0 – 5.6 years	4.0 years
Risk free interest rate	4% - 5%	4% - 5%
Volatility	34.4% - 58.8%	34.4% - 58.8%
Dividend yield	1.0% - 1.6%	1.0% - 1.6%

The expected term of the options is based on evaluations of historical and expected future employee exercise behavior.  The risk free interest rate is based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term of the options at the date of the grant.  Volatility is based on historical volatility of the company stock.

The following is a summary of the outstanding options for the nine-month period ended November 26, 2006.

	Shares	Weighted Average Exercise Shares	Weighted Average Remaining Contract Life In Months	Aggregated Intrinsic Value

Outstanding at February 26, 2006	1,003,454	$20.80	61.32	—
Granted	174,700	25.35	116.30	—
Exercised	79,711	17.86	24.94	—
Forfeited	18,791	25.91	98.78	—
Expired	—	—	—	—
Outstanding at November 26, 2006	1,079,651	21.66	67.0	$9,447
Exercisable at November 26, 2006	719,226	20.27	47.0	7,293

The Company granted options on August 3, 2006, October 21, 2005 and on August 24, 2005, and the weighted average fair values of such options on such grant dates were $1,894, $31 and $1,191, respectively. The total values realized (the market value of the underlying shares on the date of exercise, less the exercise price, times and number of shares acquired) from the exercise of options during the 39 weeks ended November 26, 2006 and November 27, 2005 were $1,147 and $1,350, respectively.

4.	DISCONTINUED OPERATIONS

On February 4, 2004, the Company announced that it was discontinuing its financial support of its Dielektra GmbH (“Dielektra”) subsidiary located in Cologne, Germany, due to the continued erosion of the European market for the Company’s high technology products. Without Park’s financial support, Dielektra filed an insolvency petition, which may result in the reorganization, sale or liquidation of Dielektra. In accordance with SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets”, Dielektra is treated as a discontinued operation. As a result of the discontinuation of financial support for Dielektra, the Company recognized an impairment charge of $22,023 for the write-off of Dielektra assets and other costs during the fourth quarter of the 2004 fiscal year. The liabilities from discontinued operations are reported separately on the consolidated balance sheet. These liabilities from discontinued operations included $12,094 for Dielektra’s deferred pension liability. The Company expects to recognize a gain of approximately $17 million related to the reversal of these liabilities when the Dielektra insolvency process is completed, although it is unclear when the process will be completed.

Liabilities for discontinued operations as of November 26, 2006 and February 26, 2006 consisted of the following:

	November 26, 2006	February 26, 2006

Current and other liabilities	$5,157	$5,157
Pension liabilities	12,094	12,094

Total liabilities	$17,251	$17,251

5.	REALIGNMENT AND SEVERANCE CHARGES

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

The components of these charges and the related liability balances and activity through November 26, 2006 are set forth below.

	Original Charge	Paid in Prior Years	Reversals	Balance 2/26/06	Charges Paid	11/26/06 Remaining Liabilities

Neltec Europe termination benefits	$1,059	$(683)	$(170)	$206	$(11)	$195
New York and California and other realignment charges:
Lease payments, taxes, utilities and other	7,292	(2,079)	—	5,213	(370)	4,843
Termination benefits	1,258	(1,258)	—	—	—	—

	$9,609	$(4,020)	$(170)	$5,419	$(381)	$5,038

The termination benefits were for the termination of hourly and salaried, administrative, manufacturing and support employees.  Such employees were terminated in France during the 2006 fiscal year second quarter and in North America during the 2004 fiscal year first, second and third quarters.  The major portion of the termination benefits were paid for such employees in France during the second, third and fourth quarters of the 2006 fiscal year, and the termination benefits were paid for such employees in North America in installments during fiscal year 2004.  The lease charges covered one lease obligation payable through December 2004 and a portion of another lease obligation payable through September 2013.  For the 13 and 39 weeks ended November 26, 2006, the Company applied $123 and $370, respectively, of payments against the liability.

6.	INSURANCE ARRANGEMENT TERMINATION CHARGE

During the 2007 fiscal year second quarter ended August 27, 2006, the Company terminated a split-dollar life insurance arrangement with Jerry Shore, the Company’s founder and former Chairman, President and Chief Executive Officer.  The insurance arrangement, which involved two life insurance policies payable on the death of the survivor of Jerry Shore and his spouse with an aggregate face value of $5 million and annual premium payments by the Company of approximately $129, was implemented in 1997 but discontinued in 2004 in light of certain provisions of the Sarbanes-Oxley Act of 2002 and due to changes in the income taxation of split-dollar life insurance arrangements. The arrangement is more fully described in the Company’s annual proxy statements for each of the years 1998 through 2006.  Pursuant to an agreement entered into between Jerry Shore and the Company, the termination of the insurance arrangement will involve a payment of $1,335 by the Company to Mr. Shore in January 2007.  Such termination and payment will result in a net cash cost to the Company of $685, after the Company’s receipt of a portion of the cash surrender value of the life insurance policies. The Company recorded a pre-tax charge of $1,316 in the 2007 fiscal year second quarter ended August 27, 2006 in connection with this termination and recognized a $499 tax benefit relating to this insurance termination charge.

7.	INCOME TAX PROVISION

As part of its quarterly evaluation of deferred tax assets, the Company recognized a tax benefit of $3,500 during the 2007 fiscal year second quarter relating to the elimination of certain valuation allowances previously established related to deferred tax assets in the United States.  The Company believes that it is more likely than not that the tax benefits associated with these deferred tax assets will be realized during the next five fiscal years.  In addition, during the 2007 fiscal year second quarter, the Company recognized a tax benefit of $1,391 relating to the elimination of reserves no longer required as the result of the completion of a tax audit.

During last year’s third quarter, the Company recognized a tax benefit of $1,512,000 relating to the reversal of valuation allowances against deferred tax assets previously recorded in the United States.

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

The following table sets forth the basic and diluted weighted average number of shares of common stock and potential common stock equivalents outstanding during the periods specified:

	13 weeks ended		39 weeks ended

	November 26, 2006	November 27, 2005	November 26, 2006	November 27, 2005

Weighted average shares outstanding for basic EPS	20,189	20,099	20,169	20,026
Net effect of dilutive options	143	152	159	157

Weighted average shares outstanding for diluted EPS	20,332	20,251	20,328	20,183

Common stock equivalents, which were not included in the computation of diluted earnings per share because either the effect would have been antidilutive or the options’ exercise prices were greater than the average market price of the common stock, were 1 and 22 for the 13 weeks ended November 26, 2006 and November 27, 2005, respectively, and 4 and 130 for the 39 weeks ended November 26, 2006 and November 27, 2005, respectively.

9.	BUSINESS SEGMENTS

The Company considers itself to operate in one business segment because the Company’s advanced composite materials product line comprises less than 10% of the Company’s assets, revenues and profit from operations on an absolute basis.  The Company’s printed circuit materials (the Nelco® product line) are marketed primarily to leading independent printed circuit board fabricators, electronic manufacturing service companies, electronic contract manufacturers and major electronic original equipment manufacturers (“OEMs”) located throughout North America, Europe and Asia.  The Company’s advanced composite materials (the Nelcote™ product line) customers, the majority of which are located in the United States, include OEMs, independent firms and distributors in the electronics, aerospace, and industrial industries.

Sales are generally attributed to geographic region based upon the region from which the materials were shipped to the customer. Sales between geographic regions were not significant.

Financial information concerning the Company’s continuing operations by geographic region follows:

	13 weeks ended		39 weeks ended

	November 26, 2006	November 27, 2005	November 26, 2006	November 27, 2005

Sales:
North America	$37,762	$32,651	$106,633	$93,298
Europe	9,127	8,851	27,330	25,100
Asia	21,306	15,657	63,588	46,879

Totals	$68,195	$57,159	$197,551	$165,277

	November 26, 2006	February 26, 2006

Long-lived assets:
North America	$29,977	$29,344
Europe	3,139	7,796
Asia	24,417	20,511

Totals	$57,533	$57,651

10.	COMPREHENSIVE INCOME

Total comprehensive income for the 13 weeks ended November 26, 2006 and November 27, 2005 was $9,875 and $8,374, respectively. Total comprehensive income for the 39 weeks ended November 26, 2006 and November 27, 2005 was $32,504 and $17,612, respectively. Comprehensive income consisted primarily of net income and foreign currency translation adjustments and unrealized gains and losses on marketable securities.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”).  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.  It prescribes a recognition threshold and measurement methodology for financial statement reporting purposes and promulgates a series of new disclosures of tax positions taken or expected to be taken on a tax return for which less than all of the resulting tax benefits are expected to be realized.  This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt this Interpretation in the first quarter of its 2008 fiscal year, which will begin February 26, 2007.  The Company is currently evaluating the requirements of FIN 48 and has not yet determined the impact of such requirements on the Company’s Consolidated Financial Statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require, or permit, assets or liabilities to be measured at fair value.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on the Company’s Consolidated Financial Statements.

12.	DIVIDENDS DECLARED

On July 20, 2006, the Company announced that its Board of Directors had declared a special cash dividend of $1.00 per share, which was paid August 22, 2006 and was in addition to the Company’s regular quarterly cash dividends of $0.08 per share; and on October 19, 2005, the Company announced that its Board of Directors had declared a special cash dividend of $1.00 per share, which was paid December 15, 2005 and was in addition to the Company’s regular quarterly cash dividends of $0.08 per share.

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

          The Company’s net sales increased in both the three-month and nine-month periods ended November 26, 2006 compared with last year’s comparable periods as a result of increases in sales of the Company’s printed circuit materials products in North America, Asia and Europe and increases in sales of the Company’s advanced composite materials products, and the Company achieved higher operating profits in the three-month and nine-month periods ended November 26, 2006 compared with last year’s comparable periods.  The Company’s net earnings were higher in the nine months ended November 26, 2006 compared to last year’s comparable period, although its net earnings in the three months ended November 26, 2006 were lower than in last year’s comparable period due to a $1.5 million tax benefit recognized by the Company in last year’s period relating to the elimination of certain valuation allowances previously established related to deferred tax assets in the United States.

          The Company’s net earnings for the nine-month period ended November 26, 2006 were reduced by a pre-tax charge of $1.3 million recognized by the Company in the 2007 fiscal year second quarter in connection with the termination of an insurance agreement with Jerry Shore, the Company’s founder and former Chairman, President and Chief Executive Officer, and increased by a tax benefit of $499,000 relating to such insurance termination charge and by tax benefits also recognized in such second quarter of $3.5 million relating to the elimination of certain valuation allowances previously established related to deferred tax assets in the United States and of $1.4 million relating to the elimination of reserves no longer required as the result of the completion of a tax audit.

          The Company’s net earnings for the three-month and nine-month periods ended November 27, 2005 were increased by a tax benefit of $1.5 million recognized by the Company in the 2006 fiscal year third quarter relating to the elimination of certain valuation allowances previously established related to deferred tax assets in the United States, and the Company’s net earnings for the nine months ended November 27, 2005 were reduced by a one-time employment termination benefits charge of $1.1 million related to a workforce reduction at the Company’s Neltec Europe SAS subsidiary in Mirebeau, France recorded in the 2006 fiscal year first quarter ended May 29, 2005.

          The condition of the global markets for the Company’s printed circuit materials products improved in the second half of the 2006 fiscal year; and that improvement continued in the first nine months of the 2007 fiscal year, although such markets weakened at the end of such nine-month period and in the first month of the 2007 fiscal year fourth quarter.  Consequently, sales of the Company’s printed circuit materials products increased in the 2007 fiscal year third quarter and first nine months compared to the 2006 fiscal year third quarter and first nine months, while the Company’s bookings for such products declined in the first month of the 2007 fiscal year fourth quarter compared to sales of such products in the prior quarter. The markets for the Company’s advanced composite materials products were healthy during the 2007 fiscal year first, second and third quarters, and, as a result, sales of the Company’s advanced composite materials products increased in the third quarter and first nine months of the 2007 fiscal year compared to the comparable periods in the prior fiscal year.

          The improvements in the Company’s profit from operations during the three-month and nine-month periods ended November 26, 2006 were attributable principally to increases in total sales of the Company’s printed circuit materials products and higher percentages of sales of higher margin, high performance printed circuit materials products. These improvements occurred in spite of significant increases in the cost of copper foil, one of the Company’s primary raw materials, during the first and second quarters of the 2007 fiscal year.

          The global markets for the Company’s printed circuit materials continue to be very difficult to forecast, and it is not clear to the Company what the condition of the global markets for the Company’s printed circuit materials will be in the 2007 fiscal year fourth quarter.   The markets for the Company’s advanced composite materials business continued to be healthy during the 2007 fiscal year third quarter, and the Company believes that such markets will continue to be healthy during the 2007 fiscal year fourth quarter.

          In the first quarter of the 2007 fiscal year, the Company completed the construction of a new manufacturing facility in the Zhuhai Free Trade Zone in Guangdong Province in southern China to support the growing demand for advanced printed circuit materials in China, and the Company is in the process of employee training and internal and external qualifications for the facility.

          In the third quarter of the 2007 fiscal year, the Company acquired a facility in Singapore which the Company intends to modify and expand and then utilize as a new advanced composites manufacturing plant. In addition, the Company upgraded its printed circuit materials treating operation in Singapore during the 2007 fiscal year third quarter so that such operation will be capable of treating the Company’s full line of advanced printed circuit materials in Singapore, except polytetrafluoroethylene (“PTFE”) materials.  The Company is also in the final stages of planning the installation of hot melt coating capability for advanced composite materials in the United States.

          While the Company continued to expand and invest in its business during the 2006 fiscal year, it made an adjustment to its operation in Mirebeau, France, which resulted in a workforce reduction.  In the 2006 fiscal year first and second quarter, the Company reduced the size of the workforce at its Neltec Europe SAS subsidiary in Mirebeau, France as a result of further deterioration of the European market for high-technology printed circuit materials, and it recorded an employment termination benefits charge of $1.1 million during the 2006 fiscal year first quarter ended May 29, 2005, $0.2 million of which was reversed in the 2006 fiscal year fourth quarter.

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

          Three and Nine Months Ended November 26, 2006 Compared with Three and Nine Months Ended November 27, 2005:

          The Company’s total net sales increased in North America, Asia and Europe during both the three-month and nine-month periods ended November 26, 2006 compared to the three-month and nine-month periods ended November 27, 2005. The Company’s net sales of printed circuit materials increased in all regions during the three-month and nine-month periods ended November 26, 2006 compared to the comparable periods in the prior fiscal year. The net sales of the Company’s advanced composite materials also increased during both the three-month and nine-month periods ended November 26, 2006 compared to the three-month and nine-month periods ended November 27, 2005. Sales of advanced composite materials were 8% of the Company’s total net sales worldwide in the three-month and nine-month periods ended November 26, 2006 compared to 8% of the Company’s total net sales worldwide in the 2006 fiscal year comparable periods.

          As a result of the higher sales in both the three-month and nine-month periods ended November 26, 2006 than in the comparable periods in the prior fiscal year, the Company’s cost of sales increased in the three-month and nine-month periods ended November 26, 2006 compared to the comparable periods in the prior year. However, such costs as a percentage of sales declined during such nine-month period.  The Company’s cost of sales as a percentage of sales increased slightly during the three-month period ended November 26, 2006 principally as a result of significant increases in the cost of copper foil, one of the Company’s primary raw materials.

          The Company’s gross profits in the three-month and nine-month periods ended November 26, 2006 were higher than the gross profits in the prior year’s comparable periods primarily as a result of higher sales volumes and higher percentages of sales of higher margin, high temperature printed circuit material products.

          Results of Operations

          The Company’s total net sales in the three-month period ended November 26, 2006 increased 19% to $68.2 million from $57.2 million in last fiscal year’s comparable period. Sales volumes increased 36% in Asia, 16% in North America and 3% in Europe during the 2007 fiscal year third quarter compared to the sales in the same period in the prior fiscal year. The Company’s total net sales in the nine-month period ended November 26, 2006 increased 20% to $197.6 million from $165.3 million in last fiscal year’s comparable period. Sales volumes increased 36% in Asia, 14% in North America and 9% in Europe during the nine-month period ended November 26, 2006 compared to last fiscal year’s comparable period.  The increases in sales in the three months and nine months ended November 26, 2006 were partly attributable to increases in the prices of the Company’s printed circuit materials products, which the Company effectuated to partially offset the significant increases in the cost of copper foil encountered by the Company in the 2007 fiscal year second quarter.

          The Company’s foreign operations accounted for $30.4 million and $90.9 million, respectively, of net sales, or 44% and 46%, respectively, of the Company’s total net sales worldwide, during the three-month and nine-month periods ended November 26, 2006. During the three-month and nine-month periods ended November 27, 2005, the Company’s foreign operations accounted for $24.5 million and $72.0 million, respectively, of net sales, or 43% and 44%, respectively, of total net sales worldwide. Net sales by the Company’s foreign operations during the three-month and nine-month periods ended November 26, 2006 increased by 24% and 26%, respectively, from the 2006 fiscal year comparable periods, principally as a result of increases in sales in Asia during both periods.

          For the three-month period ended November 26, 2006, the Company’s sales in North America, Asia and Europe were 56%, 31% and 13%, respectively, of the Company’s total net sales worldwide compared with 57%, 27% and 16%, respectively, for the three-month period ended November 27, 2005. For the nine-month period ended November 26, 2006, the Company’s sales in North America, Asia and Europe were 54%, 32% and 14% of the Company’s total net sales worldwide compared with 57%, 28% and 15%, respectively, for the nine-month period ended November 27, 2005. The Company’s sales in Asia increased 36%, its sales in North America increased 16% and its sales in Europe increased 3% in the three-month period ended November 26, 2006 compared with the three-month period ended November 27, 2005, and its sales in Asia increased 36%, its sales in North America increased 14% and its sales in Europe increased 9% in the nine-month period ended November 26, 2006 compared with the nine-month period ended November 27, 2005.

          The overall gross profit as a percentage of net sales for the Company’s worldwide operations declined to 25.3% for the three months ended November 26, 2006 from 26.8% for the three months ended November 27, 2005, while such gross profit improved to 25.1% for the nine months ended November 26, 2006 from 23.5% for the nine months ended November 27, 2005.  The decline in the gross profit percentage in the three months ended November 26, 2006 was principally a result of significant increases in the cost of copper foil.  The improvement in the gross profit percentage in the nine months ended November 26, 2006 was attributable to increased sales volumes and higher percentages of sales of higher margin, high performance printed circuit materials products.

          During the three-month and nine-month periods ended November 26, 2006, the Company’s total net sales worldwide of high temperature printed circuit materials, which include high performance materials (non-FR4 printed circuit materials), were 97% of the Company’s total net sales worldwide of printed circuit materials, compared with 95% and 96%, respectively, for last fiscal year’s comparable periods.

          The Company’s high temperature printed circuit materials include its high performance materials (non-FR4 printed circuit materials), which consist of high-speed, low-loss materials for digital and RF/microwave applications requiring increased, high bandwidth signal integrity, bismalimide triazine (“BT”) materials, polyimides for applications that demand extremely high thermal performance, cyanate esters, and polytetrafluoroethylene (“PTFE”) materials for RF/microwave systems that operate at frequencies up to 77GHz.

          During the three-month and nine-month periods ended November 26, 2006, the Company’s total net sales worldwide of high performance printed circuit materials (non-FR4 printed circuit materials) were 41% of the Company’s total net sales worldwide of printed circuit materials, compared with 40% and 38%, respectively, for last fiscal year’s comparable periods.

          The Company’s cost of sales increased by 22% and 17%, respectively, in the three months and the nine months ended November 26, 2006 from the comparable periods in the 2006 fiscal year as a result of higher sales and higher production volumes in the 2007 fiscal year periods than in the 2006 fiscal year periods and as a result of significant increases in the cost of copper foil. Although the Company’s cost of sales as a percentage of net sales increased slightly in the three months ended November 26, 2006 compared to the prior year’s third quarter, its cost of sales as a percentage of net sales declined to 74.9% in the nine months ended November 26, 2006 from 76.5% in the nine months ended November 27, 2005 resulting in a gross profit percentage improvement, which was attributable to cost containment measures implemented by the Company, including workforce reductions.

          Selling, general and administrative expenses increased by $0.7 million and $2.0 million, respectively, or by 11%, during the three-month and nine-month periods ended November 26, 2006 compared with last fiscal year’s comparable periods as a result of higher sales during the 2007 fiscal year periods, and these expenses, measured as percentages of sales, were 9.9% and 10.3%, respectively, during the three-month and nine-month periods ended November 26, 2006 compared to 10.7% and 11.0%, respectively, during last fiscal year’s comparable periods. Selling, general and administrative expenses included $350,000 and $933,000, respectively, for the three-month and nine-month periods ended November 26, 2006 for stock option expenses, which the Company recorded pursuant to Statement of Financial Accounting Standards 123(R).

          During the three-month period ended August 27, 2006, the Company recorded a pre-tax charge of $1.3 million in connection with the termination of a life insurance arrangement with Jerry Shore, the Company’s founder and former Chairman, President and Chief Executive Officer, and recognized a tax benefit of $499,000 relating to this insurance termination charge.  During the 2007 fiscal year second quarter, the Company also recognized a tax benefit of $3.5 million relating to the elimination of certain valuation allowances previously established relating to deferred tax assets in the United States and a tax benefit of $1.4 million relating to the elimination of reserves no longer required as the result of the completion of a tax audit.

          The Company recognized a tax benefit of $1.5 million in the 2006 fiscal year third quarter relating to the elimination of certain valuation allowances previously established related to deferred tax assets in the United States, and the Company incurred a charge of $1.1 million, for which there was no tax benefit, during the 2006 fiscal year first quarter for employment termination benefits related to a workforce reduction at its Neltec Europe SAS subsidiary in Mirebeau, France.

          For the reasons set forth above, the Company’s profit from operations was $10.5 million for the three months ended November 26, 2006 compared to profit from operations of $9.2 million for the three months ended November 27, 2005, and its profit from operations was $28.0 million for the nine months ended November 26, 2006, including the $1.3 million insurance arrangement termination charge described above, compared with profit from operations of $19.5 million for the nine months ended November 27, 2005, including the $1.1 million employment termination benefits charge described above.  The net impacts of the charges described above were to reduce the Company’s profit from operations by $1.3 million in the nine-month period ended November 26, 2006 and to reduce the Company’s profit from operations by $1.1 million in the nine-month period ended November 27, 2005.

          Interest and other income, net, which consisted of investment income, was $1.9 million and $5.6 million, respectively, for the three-month and nine-month periods ended November 26, 2006 compared with $1.6 million and $4.4 million, respectively, for the last fiscal year’s comparable periods. The increases in investment income were attributable principally to higher prevailing interest rates during the 2007 fiscal year periods than during the 2006 fiscal year periods. The Company’s investments were primarily in short-term taxable instruments and money market funds.

          The Company’s effective income tax rates for the three-month and nine-month periods ended November 26, 2006 were 23.0% and 7.8%, respectively, compared with effective income tax rates of 9.4% and 11.7% for the three months and nine months ended November 27, 2005. The higher provision for the three-month period ended November 26, 2006 was primarily the result of higher taxable income in jurisdictions with higher income tax rates.  The lower tax provision for the nine-month period ended November 26, 2006 was primarily due to the elimination of valuation allowances against U.S. deferred tax assets, the tax benefits of which the Company believes are more likely than not to be realized during the next two fiscal years and the elimination of reserves no longer required as the result of completion of a tax audit.

          The Company’s net earnings for the three months ended November 26, 2006 were $9.5 million compared to net earnings of $9.7 million for the three months ended November 27, 2005, including the tax benefit of $1.5 million described above relating to the elimination of certain valuation allowances previously established related to deferred tax assets. The Company’s net earnings for the nine months ended November 26, 2006 were $31.0 million, including the pre-tax charge of $1.3 million described above in connection with the termination of an insurance agreement and the related tax benefit of $0.5 million and the tax benefits described above of $3.5 million relating to the elimination of certain valuation allowances previously established related to deferred tax assets in the United States and of $1.4 million relating to the elimination of reserves no longer required as the result of the completion of a tax audit, compared with net earnings of $21.1 million for the nine-month period ended November 27, 2005, including the tax benefit described above of $1.5 million relating to the elimination of certain valuation allowances previously established related to deferred tax assets in the United States and the charge described above of $1.1 million for employment termination benefits resulting from workforce reductions at the Company’s subsidiary in France.  The net impacts of the charges and tax benefits described above were to increase net earnings by $4.1 million in the nine-month period ended November 26, 2006 and to increase net earnings by $1.5 million and by $0.5 million, respectively, in the three-month and nine-month periods ended November 27, 2005.

          Basic and diluted earnings per share were $0.47, for the three-month period ended November 26, 2006, compared to basic and diluted earnings per share of $0.48, including the tax benefit relating to the elimination of certain valuation allowances described above, for the three-month period ended November 27, 2005. Basic and diluted earnings per share were $1.53 and $1.52, respectively, including the charge in connection with the insurance agreement termination described above and the related tax benefit and the tax benefits relating to the elimination of certain valuation allowances and reserves described above, for the nine-month period ended November 26, 2006, compared to basic and diluted earnings per share of $1.06 and $1.05, respectively, including the tax benefit described above relating to the elimination of certain valuation allowances and the charge for employment termination benefits described above, for the nine-month period ended November 27, 2005.  The net impacts of the charges and tax benefits described above were to increase basic and diluted earnings per share by $0.20 in the nine-month period ended November 26, 2006 and to increase basic and diluted earnings per share by $0.07 and $0.02, respectively, in the three-month and nine-month periods ended November 27, 2005.

Liquidity and Capital Resources:

          At November 26, 2006, the Company’s cash and temporary investments were $196.8 million compared with $199.7 million at February 26, 2006, the end of the Company’s 2006 fiscal year. The decrease in the Company’s cash and investment position at November 26, 2006 was attributable primarily to the payment of dividends totaling $25.0 million (including a special dividend of $1.00 per share totaling $20.2 million), the payment of income taxes and purchases of property, plant and equipment largely offset by cash generated by operating activities.

          The Company’s working capital (which includes cash and temporary investments) was $224.9 million at November 26, 2006 compared with $214.9 million at February 26, 2006. The increase in working capital at November 26, 2006 compared to February 26, 2006 was due principally to increases in accounts receivable, inventories and prepaid expenses and other current assets and a decrease in income taxes payable, which were only partially offset by increases in accounts payable and accrued liabilities.

          Accounts receivable increased 22% at November 26, 2006 compared to February 26, 2006 primarily as a result of higher sales volumes, and inventories increased 8% at November 26, 2006 compared to February 26, 2006 as a result of higher production volumes and increases in the costs of raw materials, primarily copper foil.  The 48% increase in prepaid expenses and other current assets at November 26, 2006 compared to February 26, 2006 was primarily attributable to increases in accrued interest income and prepaid income taxes, prepaid insurance and prepaid property taxes. Accounts payable increased 9% at November 26, 2006 compared to February 26, 2006 primarily as a result of increased purchasing activity and volumes in support of higher production volumes.  The 10% increase in accrued liabilities at November 26, 2006 compared to February 26, 2006 was due principally to the insurance arrangement termination charge and professional fees.  Income taxes payable declined 45% primarily as a result of tax payments made during the nine-month period.

          The Company’s current ratio (the ratio of current assets to current liabilities) was 7.2 to 1 at November 26, 2006 compared to 6.6 to 1 at February 26, 2006.

          During the nine months ended November 26, 2006, net earnings from the Company’s operations, before depreciation and amortization, of $37.7 million and a net increase in working capital items, resulted in $21.8 million of cash provided by operating activities.  During the same nine-month period, the Company expended $3.0 million for the purchase of property, plant and equipment (reduced to a net amount of $2.4 million as a result of the disposition of property and the write-off of equipment) compared with $3.8 million for the nine-month period ended November 27, 2005.  In addition, the Company paid $25.0 million in dividends on its common stock in the nine-month period ended November 26, 2006 compared to $4.8 million in the nine-month period ended November 27, 2005.  The higher amount of dividends in the nine-month period ended November 26, 2006 was the result of the Company’s declaration in the second quarter of a special cash dividend of $1.00 per share payable August 22, 2006 and totaling $20.2 million.

          At November 26, 2006 and at February 26, 2006, the Company had no long-term debt.

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

          As of November 26, 2006, there were no material changes outside the ordinary course of the Company’s business in the Company’s contractual obligations disclosed in Item 7 of Part II of its Form 10-K Annual Report for the fiscal year ended February 26, 2006.

Off-Balance Sheet Arrangements:

          The Company’s liquidity is not dependent on the use of, and the Company is not engaged in, any off-balance sheet financing arrangements, such as securitization of receivables or obtaining access to assets through special purpose entities.

Environmental Matters:

          In the nine-month periods ended November 26, 2006 and November 27, 2005, the Company charged less than $0.1 million against pretax income for environmental remedial response and voluntary cleanup costs (including legal fees). While annual expenditures have generally been constant from year to year and may increase over time, the Company expects it will be able to fund such expenditures from available cash. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At November 26, 2006 and February 26, 2006, the amount recorded in liabilities from discontinued operations for environmental matters related to Dielektra was $2.1 million and the amount recorded in accrued liabilities for other environmental matters was $1.8 million. Management does not expect that environmental matters will have a material adverse effect on the liquidity, capital resources, business, consolidated results of operations or consolidated financial position of the Company.

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

          Income Taxes

          Carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company’s consolidated statement of operations, or conversely to further reduce the existing valuation allowance resulting in less income tax expense. Management evaluates the reliability of the deferred tax assets quarterly and assesses the need for additional valuation allowances quarterly.

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

Factors that May Affect Future Results.

          Certain portions of this Report which do not relate to historical financial information may be deemed to constitute forward-looking statements that are subject to various factors which could cause actual results to differ materially from Park’s expectations or from results which might be projected, forecast, estimated or budgeted by the Company in forward-looking statements. Such factors include, but are not limited to, general conditions in the electronics industry, the Company’s competitive position, the status of the Company’s relationships with its customers, economic conditions in international markets, the cost and availability of utilities, and the various factors set forth under the caption “Factors That May Affect Future Results” after Item 7 of Park’s Annual Report on Form 10-K for the fiscal year ended February 26, 2006.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

          The Company’s market risk exposure at November 26, 2006 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended February 26, 2006.

Item 4.	Controls and Procedures.

           (a)     Disclosure Controls and Procedures.

               The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of November 26, 2006, the end of the quarterly fiscal period covered by this quarterly report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

 The following table provides information with respect to shares of the Company’s Common Stock acquired by the Company during each month included in the Company’s 2007 fiscal year third quarter ended November 26, 2006.

Period	Total Number of Shares (or Units) Purchased	Average Price paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plan or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May yet Be Purchased Under the Plans or Programs

August 28-September 30	0	—	0
October 1-31	0	—	0
November 1-26	0	—	0
Total	0	—	0	2,000,000(a)

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

Park Electrochemical Corp.

(Registrant)

Date: January 4, 2007	/s/ Brian E. Shore

Brian E. Shore
President and
Chief Executive Officer
(principal executive officer)

Date: January 4, 2007	/s/ James L. Zerby

James L. Zerby
Vice President and
Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit No.	Name	Page

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)	33

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)	35

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	37

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	38