Form 10-K
period 2007-02-25
PARK ELECTROCHEMICAL CORP
filed 2007-05-10
CIK 76267

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                                  ANNUAL REPORT
                        PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended February 25, 2007

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

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange
       Title of Each Class                             on Which Registered
       --------------------------------------          -------------------------
       Common Stock, par value $.10 per share          New York Stock Exchange

       Preferred Stock Purchase Rights                 New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                 Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                                 Yes [ ] No [X]

[cover page 1 of 2 pages]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]   Accelerated Filer [X]   Non-Accelerated File [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

                                     Aggregate           As of Close of
        Title of Class             Market Value           Business On
   -------------------------      ---------------       ----------------
   Common Stock,
    par value $.10 per share      $   515,674,858       August 25, 2006

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                       Shares           As of Close of
        Title of Class              Outstanding          Business On
    -------------------------       ------------        --------------
    Common Stock,
     par value $.10 per share         20,197,814         May 4, 2007

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Shareholders to be held July 18, 2007 incorporated by reference into Part III of this Report.

================================================================================

[cover page 2 of 2 pages]

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I

Item 1.       Business...................................................    4
Item 1A.      Risk Factors...............................................   16
Item 1B.      Unresolved Staff Comments..................................   18
Item 2.       Properties.................................................   19
Item 3.       Legal Proceedings..........................................   19
Item 4.       Submission of Matters to a Vote of Security Holders........   19
              Executive Officers of the Registrant.......................   19

PART II

Item 5.       Market for the Registrant's Common Equity,
                Related Stockholder Matters and Issuer Purchases of
                Equity Securities........................................   21
Item 6.       Selected Financial Data....................................   22
Item 7.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations......................   24
              Factors That May Affect Future Results.....................   38
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.   39
Item 8.       Financial Statements and Supplementary Data................   40
Item 9.       Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure......................   66
Item 9A.      Controls and Procedures....................................   66
Item 9B.      Other Information..........................................   68

PART III

Item 10.      Directors, Executive Officers and Corporate Governance.....   69
Item 11.      Executive Compensation.....................................   69
Item 12.      Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters...............   69
Item 13.      Certain Relationships and Related Transactions,
                and Director Independence................................   69
Item 14.      Principal Accountant Fees and Services.....................   69

PART IV

Item 15.      Exhibits and Financial Statement Schedules.................   70

SIGNATURES...............................................................   71

FINANCIAL STATEMENT SCHEDULES

  Schedule II - Valuation and Qualifying Accounts........................   72

EXHIBIT INDEX............................................................   73

                                     PART I

ITEM 1.  BUSINESS.

General

         Park Electrochemical Corp. ("Park"), through its subsidiaries (unless the context otherwise requires, Park and its subsidiaries are hereinafter called the "Company"), is primarily engaged in the design, development, production, marketing and sale of high-technology digital and RF/microwave printed circuit materials and advanced composite materials principally for the telecommunications and internet infrastructure, high-end computing and aerospace markets. Park's core capabilities are in the areas of polymer chemistry formulation and coating technology.

         Park operates through fully integrated business units in Asia, Europe and North America. The Company's manufacturing facilities are located in Singapore, China, France, Connecticut, New York, Arizona and California.

         The Company's products are marketed and sold under the Nelco(R) and Nelcote(TM) names.

         Sales of Park's printed circuit materials were 92% of the Company's total net sales worldwide in the 2007 and 2006 fiscal years, and sales of Park's advanced composite materials were 8% of the Company's total net sales worldwide in the 2007 and 2006 fiscal years.

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

Printed Circuit Materials

         Printed Circuit Materials Operations

         The Company is a leading global designer and producer of advanced printed circuit materials used to fabricate complex multilayer printed circuit boards and other electronic interconnection systems, such as multilayer back-planes, wireless packages, high-speed/low-loss multilayers and high density interconnects ("HDIs"). The Company's multilayer printed circuit materials consist of copper-clad laminates and prepregs. The Company has long-term relationships with its major customers, which include leading independent printed circuit board fabricators, electronic manufacturing service companies, electronic contract manufacturers and major electronic original equipment manufacturers ("OEMs"). Multilayer printed circuit boards and interconnect systems are used in virtually all advanced electronic equipment to direct, sequence and control electronic signals between semiconductor devices (such as microprocessors and memory and logic devices), passive components (such as resistors and capacitors) and connection devices (such as infra-red couplings, fiber optics and surface mount connectors). Examples of end uses of the Company's digital printed circuit materials include high speed routers and servers, storage area networks, supercomputers, laptops, satellite switching equipment, cellular telephones and transceivers, wireless personal digital assistants ("PDAs") and wireless local area networks ("LANs"). The Company's radio frequency ("RF") printed circuit materials are used primarily for military avionics, antennas for cellular telephone base stations, automotive adaptive cruise control systems and avionic communications equipment. The Company has developed long-term relationships with major customers as a result of its leading edge products, extensive technical and engineering service support and responsive manufacturing capabilities.

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

         The printed circuit board fabricator processes copper-clad laminates to form the inner layers of a multilayer printed circuit board. The fabricator photo images these laminates with a dry film or liquid photoresist. After development of the photoresist, the copper surfaces of the laminate are etched to form the circuit pattern. The fabricator then assembles these etched laminates by inserting one or more plies of dielectric prepreg between each of the inner layer etched laminates and also between an inner layer etched laminate and the outer layer copper plane, and then laminating the entire assembly in a press. Prepreg serves as the insulator between the multiple layers of copper circuitry patterns found in the multilayer circuit board. When the multilayer configuration is laminated, these plies of prepreg form an insulating dielectric substrate supporting and separating the multiple inner and outer planes of copper circuitry. The fabricator drills vertical through-holes or vias in the multilayer assembly and then plates the through-holes or vias to form vertical conductors between the multiple layers of circuitry patterns. These through-holes or vias combine with the conductor paths on the horizontal circuitry planes to create a three-dimensional electronic interconnect system. In specialized applications, an additional set of microvia layers (2 or 4, typically) may be added through a secondary lamination process to provide increased density and functionality to the design. The outer two layers of copper foil are then imaged and etched to form the finished multilayer printed circuit board. The completed multilayer board is a three-dimensional interconnect system with electronic signals traveling in the horizontal planes of multiple layers of copper circuitry patterns, as well as the vertical plane through the plated holes or vias.

         In the years immediately preceding the severe correction and downturn that occurred in the global electronics industry in the Company's 2002 fiscal year first quarter, the global market for advanced electronic products grew as a result of technological change and frequent new product introductions. This growth was principally attributable to increased sales and more complex electronic content of newer products, such as cellular telephones, pagers, personal computers and portable computing devices and the infrastructure equipment necessary to support the use of these devices, and greater use of electronics in other products, such as automobiles. Further, large, almost completely untapped markets for advanced electronic equipment emerged in such areas as India and China and other areas of the Pacific Rim. During its 2002 fiscal year, the Company established a business center in Wuxi, China, in the Shanghai Nanjing corridor, which has been replaced by a new manufacturing facility in the Zhuhai Free Trade Zone approximately 50 miles west of Hong Kong in Guangdong Province in southern China. The construction of the facility was completed in the first quarter of the Company's 2007 fiscal year, and the Company has installed equipment for the facility and is in the process of equipment testing, employee training and internal and external qualifications for the facility. This manufacturing facility is intended to service customers in China.

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

         The Company's products include high-speed, low-loss, digital broadband engineered formulations, high-temperature modified epoxies, bismalimide triazine ("BT") epoxies, non-MDA polyimides, enhanced polyimides, SI(R) (Signal Integrity) products, cyanate esters and polytetrafluoroethylene ("PTFE") formulations for radio frequency ("RF")/microwave applications.

         The Company's high performance printed circuit materials consist of high-speed low-loss materials for digital and RF/microwave applications requiring lead-free compatibility, high bandwidth signal integrity, BT materials, polyimides for applications that demand extremely high thermal performance, cyanate esters, and PTFE materials for RF/microwave systems that operate at frequencies up to 77 GHz.

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

         The Company has located its advanced printed circuit materials manufacturing operations in strategic locations intended to serve specific regional markets. By situating its facilities in close geographical proximity to its customers, the Company is able to rapidly adjust its manufacturing processes to meet customers' new requirements and respond quickly to customers' technical needs. The Company has technical staffs based at each of its manufacturing locations, which allows the rapid dispatch of technical personnel to a customer's facility to assist the customer in quickly solving design, process, production or manufacturing problems. During the 2002 fiscal year, the Company established a business center in Wuxi near Shanghai in central China, which has been replaced by a new manufacturing facility in the Zhuhai Free Trade Zone approximately 50 miles west of Hong Kong in southern China to support the growing customer demand for advanced multilayer printed circuit materials in China. The construction of this facility was completed in the first quarter of the Company's 2007 fiscal year, and the Company has installed equipment for the facility and is in the process of equipment testing, employee training and internal and external qualifications for the facility.

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

         During the Company's 2007 fiscal year, approximately 16.7% of the Company's total worldwide sales were to Sanmina-SCI Corporation, a leading electronics contract manufacturer and manufacturer of printed circuit boards, and approximately 10.7% of the Company's total worldwide sales were to TTM Technologies, Inc., a leading manufacturer of printed circuit boards. During the Company's 2006 fiscal year, approximately 19.4% of the Company's total worldwide sales were to Sanmina-SCI Corporation, approximately 11.7% of the Company's total worldwide sales were to TTM Technologies, Inc., and approximately 10.4% of the Company's total worldwide sales were to Multilayer Technology, Inc., a manufacturer of multilayer printed circuit boards. The sales to TTM Technologies, Inc. during the 2007 and 2006 fiscal years included sales to Tyco Printed Circuit Group L.P., a leading manufacturer of printed circuit boards, which was acquired by TTM Technologies, Inc. in the Company's 2007 fiscal year. During the Company's 2007 and 2006 fiscal years, sales to no other customer of the Company equaled or exceeded 10% of the Company's total worldwide sales.

         Although the printed circuit materials business is not dependent on any single customer, the loss of a major customer or of a group of customers could have a material adverse effect on the printed circuit materials business.

         The Company's printed circuit materials products are marketed primarily by sales personnel and, to a lesser extent, by independent distributors in industrial centers in North America, Europe and Asia. Such personnel include both salaried employees and independent sales representatives who work on a commission basis.

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

         The Company manufactures multilayer printed circuit materials at six fully integrated facilities located in the United States, Europe and Southeast Asia. The Company opened its California facility in 1965, its first Arizona and France facilities in 1984, its Singapore facility in 1986 and its second France facility in 1992. The Company services the North America market principally through its United States manufacturing facilities, the European market principally through its manufacturing facilities in France, and the Asian market principally through its Singapore manufacturing facility. During its 2002 fiscal year, the Company established a business center in central China, which has been replaced by a new manufacturing facility in the Zhuhai

Free Trade Zone approximately 50 miles west of Hong Kong in southern China to supply the growing demand for advanced multilayer printed circuitry materials in China. The construction of this facility was completed in the first quarter of the Company's 2007 fiscal year, and the Company has installed equipment at the facility and is in the process of equipment testing, employee training and internal and external qualifications for the facility. In addition, the Company upgraded its printed circuit materials treating operation in Singapore during the 2007 fiscal year third quarter so that such operation is capable of treating the Company's full line of advanced printed circuit materials in Singapore, except polytetrafluoroethylene ("PTFE") materials. The Company has located its manufacturing facilities in its important markets. By maintaining technical and engineering staffs at each of its manufacturing facilities, the Company is able to deliver fully-integrated products and services on a timely basis.

         Printed Circuit Materials - Materials and Sources of Supply

         The principal materials used in the manufacture of the Company's printed circuit materials products are specially manufactured copper foil, fiberglass cloth and synthetic reinforcements, and specially formulated resins and chemicals. The Company attempts to develop and maintain close working relationships with suppliers of those materials who have dedicated themselves to complying with the Company's stringent specifications and technical requirements. While the Company's philosophy is to work with a limited number of suppliers, the Company has identified alternate sources of supply for each of these materials. However, there are a limited number of qualified suppliers of these materials, substitutes for these materials are not readily available, and, in the recent past, the industry has experienced shortages in the market for certain of these materials. While the Company has not experienced significant problems in the delivery of these materials and considers its relationships with its suppliers to be strong, a disruption of the supply of materials could materially adversely affect the business, financial condition and results of operations of the Company. Significant increases in the cost of materials purchased by the Company could also have a material adverse effect on the Company's business, financial condition and results of operations if the Company were unable to pass such increases through to its customers. During the first and second quarters of the 2007 fiscal year, the Company incurred significant increases in the cost of copper foil, one of the Company's primary raw materials, and the Company was able to pass a substantial portion of such increases through to its customers in the second, third and fourth quarters of the 2007 fiscal year.

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

         The Company believes that there are several significant multilayer printed circuit materials manufacturers in the world and many of these competitors have significant presences in the three major global markets of North America, Europe and Asia. The Company believes that the multilayer printed circuit materials industry has become more global and that the remaining smaller regional manufacturers are finding it increasingly difficult to remain competitive. The Company believes that it is currently one of the world's largest advanced multilayer printed circuit materials manufacturers. The Company further believes it is one of only a few significant independent manufacturers of multilayer printed circuit materials in the world today.

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

Advanced Composite Materials

         Advanced Composite Materials Operations

         The Company also develops and produces engineered composite materials for the aerospace, rocket motor, radio frequency ("RF") and specialty industrial markets.

         Advanced Composite Materials - Industry Background

         The advanced composite materials manufactured by the Company and its competitors are used primarily to fabricate light-weight, high-strength structures with specifically designed performance characteristics. Composite materials are typically highly specified combinations of resin formulations and reinforcements. Reinforcements can be woven fabrics, non-woven goods such as mats or felts, or in some cases unidirectional fibers. Reinforcement materials are constructed of: E-glass (fiberglass), carbon fiber, S2 glass, aramids such as Kevlar(R) ("Kevlar" is a registered trademark of E.I. du Pont de Nemours & Co.) and Twaron(R) ("Twaron" is a registered trademark of Teijin Twaron B.V.
LLC), quartz, polyester, and other synthetic materials. Resin formulations are typically highly proprietary, and include various chemical mixtures. The Company produces resin formulations using various epoxies, polyesters, phenolics, bismalimides, cyanate esters, polyimides and other complex matrices. The reinforcement combined with the resin is referred to as a "prepreg", which is an acronym for pre-impregnated material. Advanced composite materials can be broadly categorized as either a thermoset or a thermoplastic. While both material types require the addition of heat and pressure to achieve the molecular cross-linking of the matrices, thermoplastics can be reformed using additional heat and pressure. Once fully cured, thermoset materials can not be further reshaped. The Company believes that the demand for thermoset advanced materials is greater than that for thermoplastics due to the fact that fabrication processes for thermoplastics require much higher temperatures and pressures, and are, therefore, typically more capital intensive than the fabrication processes for thermoset materials.

         The advanced composite materials industry suppliers have historically been large chemical corporations. During the past ten years, considerable consolidation has occurred in the industry, resulting in three relatively large composite materials suppliers and a number of smaller suppliers.

         Composite part fabricators typically design and specify a material specifically to meet the needs of the part's end use and the fabricators' processing methods. Fabricators sometimes work with a supplier to develop the specific resin system and reinforcement combination to match the application. Fabricators' processing may include hand lay-up or more advanced automated lay-up ("ATL") techniques. Automated lay-up processes include automated tape lay-up, fiber placement and filament winding. These fabrication processes significantly alter the material form purchased. After the lay-up process is completed, the material is cured by the addition of heat and pressure. Cure processes typically include vacuum bag oven curing, high pressure autoclave, press forming and in some cases in-situ curing. After the part has been cured, final finishing and trimming, and assembly of the structure is performed by the fabricator.

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

         The Company's advanced composite materials products include prepregs manufactured from proprietary formulations using modified epoxies, phenolics, polyesters, cyanate esters, bismalimides, polyimides combined with woven, non-woven, and unidirectional reinforcements. Reinforcement materials used to produce the Company's products include polyacrylonitrile ("PAN") and pitch based carbons, aramids, E-glass, S2 glass, polyester, quartz and rayon. The Company also sells certain specialty fabrics, such as Raycarb C2, a carbonized rayon fabric produced by Snecma Propulsion Solide and used mainly in the rocket motor industry.

         Advanced Composite Materials - Customers and End Markets

         The Company's advanced composite materials customers, the majority of which are located in the United States, include manufacturers in the aerospace, rocket motor, electronics, radio frequency ("RF"), marine and specialty industrial markets. The Company's materials are marketed by sales personnel including both salaried employees and independent sales representatives who work on a commission basis.

         While no single advanced composite materials customer accounted for 10% or more of the Company's total sales during either of the last two fiscal years, the loss of a major customer or of a group of some of the largest customers of the advanced composite materials business could have a material adverse effect upon the Company's advanced composite materials business.

         The Company's aerospace customers are fabricators of aircraft composite hardware. The Company's advanced composite materials are used to produce primary and secondary structures, aircraft interiors, and various other aircraft components. The majority of the Company's customers for aerospace materials do not produce hardware for commercial aircraft, but for the general and corporate aviation, kit aircraft and military segments. The majority of the Company's customers for aerospace products are in the United States and Europe.

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

         The Company also sells composite materials for use in RF electrical applications. Customers buying these materials typically fabricate antennas and radomes engineered to preserve electrical signal integrity. A radome is a protective cover over an electrical antenna or signal generator. The radome is designed to minimize signal loss and distortion. Customers for these products are primarily in the United States and Europe.

Advanced Composite Materials - Manufacturing

         The Company's manufacturing facility for advanced composite materials is currently located in Waterbury, Connecticut. The Company also produces some products through the use of toll coating services at other locations in North America.

         In the 2006 fiscal year, the Company installed an additional large treater at its advanced composite materials facility in Waterbury, Connecticut, which has significantly increased Nelcote's treating capacity. In the third quarter of the 2007 fiscal year, the Company acquired a facility in Singapore which the Company is modifying and expanding for use as a new advanced composites manufacturing plant. In addition, the Company is in the final stages of planning the construction of a new plant in the United States to produce advanced composite materials principally for the aerospace industry.

         The process for manufacturing composite materials is capital intensive and requires sophisticated equipment, significant technical know-how and very tight process control. The key steps used in the manufacturing process include chemical reactors, resin mixing, reinforcement impregnation, and in some cases resin film casting, and solvent drying processes.

         Prepreg is manufactured by the Company using either solvent (solution) coating methods on a treater or by hot melt impregnation. A treater is a roll-to-roll continuous process machine which sequences reinforcement through tension controllers and combines solvated resin with the reinforcement. The reinforcement is dipped in resin, passed through a drying oven which removes the solvent and advances (or partially cures) the resin. The prepreg material is interleafed with a carrier and cut to the roll lengths desired by the customer. The Company also manufactures prepreg using hot melt impregnation methods which use no solvent. Hot melt prepreg manufacturing is achieved by mixing a resin formulation in a heated resin vessel, casting a thin film on a carrier paper, and laminating the reinforcement with the resin film. The Company also completes additional processing services, such as slitting, sheeting, biasing, sewing and cutting, if needed by the customer. Many of the products manufactured by the Company also undergo extensive testing of the chemical, physical and mechanical properties of the product. These testing requirements are completed in the laboratories and facilities located at the Company's manufacturing facility. The Company's laboratories have been approved by several aerospace contractors. After all the processing has been completed, the product is inspected and packaged for shipment to the customer. The Company typically supplies final product to the customer in roll or sheet form.

         Advanced Composite Materials - Materials and Sources of Supply

         The Company designs and manufactures its advanced composite materials to its own specifications and to the specifications of its customers. Product development efforts are focused on developing prepreg materials that meet the specifications of the customers. The materials used in the manufacture of these engineered materials include graphite and carbon fibers and fabrics, Kevlar(R), quartz, fiberglass, polyester, specialty chemicals, resins, films, plastics, adhesives and certain other synthetic materials. The Company purchases these materials from several suppliers. Substitutes for many of these materials are not readily available, and demand has increased for certain materials, such as carbon fiber during the 2006 and 2005 fiscal years. The supply of certain materials was limited during the 2006 and 2005 fiscal years, but such limitation did not have a material adverse effect on the Company's advanced composite materials business. The Company is working globally to determine acceptable alternatives for several raw materials with limited availability.

         Advanced Composite Materials - Competition

         The Company has many competitors in the advanced composite materials business, ranging in size from large, international corporations to small regional producers. Several of the Company's largest competitors are vertically integrated. Some of the Company's competitors may also serve as a supplier to the Company. The Company competes for business on the basis of responsiveness, product performance, innovative new product development, product qualification listing and price.

Backlog

         The Company records an item as backlog when it receives a purchase order specifying the number of units to be purchased, the purchase price, specifications and other customary terms and conditions. At April 29, 2007, the unfilled portion of all purchase orders received by the Company and believed by it to be firm was approximately $9,458,000, compared to $7,401,000 at April 30, 2006.

         Various factors contribute to the size of the Company's backlog. Accordingly, the foregoing information may not be indicative of the Company's results of operations for any period subsequent to the fiscal year ended February 25, 2007.

Patents and Trademarks

         The Company holds several patents and trademarks or licenses thereto. In the Company's opinion, some of these patents and trademarks are important to its products. Generally, however, the Company does not believe that an inability to obtain new, or to defend existing, patents and trademarks would have a material adverse effect on the Company.

Employees

         At February 25, 2007, the Company had approximately 950 employees. Of these employees, 840 were engaged in the Company's printed circuit materials operations, 70 in its advanced composite materials operations and 40 consisted of executive personnel and general administrative staff. None of the Company's employees are subject to a collective bargaining agreement. However, the non-executive employees of the Company's Neltec Europe SAS subsidiary in France are represented by the trade union which represents all non-executive employees in the industrial sector to which Neltec Europe belongs. Management considers its employee relations to be good.

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

         The Company and certain of its subsidiaries have been named by the Environmental Protection Agency (the "EPA") or a comparable state agency under the Comprehensive Environmental Response, Compensation and Liability Act (the "Superfund Act") or similar state law as potentially responsible parties in connection with alleged releases of hazardous substances at nine sites. In addition, a subsidiary of the Company has received cost recovery claims under the Superfund Act from other private parties involving one other site and has received requests from the EPA under the Superfund Act for information with respect to its involvement at three other sites. Under the Superfund Act and similar state laws, all parties who may have contributed any waste to a hazardous waste disposal site or contaminated area identified by the EPA or comparable state agency may be jointly and severally liable for the cost of cleanup. Generally, these sites are locations at which numerous persons disposed of hazardous waste. In the case of the Company's subsidiaries, generally the waste was removed from their manufacturing facilities and disposed at the waste sites by various companies which contracted with the subsidiaries to provide waste disposal services. Neither the Company nor any of its subsidiaries have been accused of or charged with any wrongdoing or illegal acts in connection with any such sites. The Company believes it maintains an effective and comprehensive environmental compliance program. Management believes the ultimate disposition of known environmental matters will not have a material adverse effect upon the Company.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters" included in Item 7 of Part II of this Report and Note 16 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report.

ITEM 1A.  RISK FACTORS.

         The business of the Company faces numerous risks, including those set forth below or those described elsewhere in this Form 10-K Annual Report or in the Company's other filings with the Securities and Exchange Commission. The risks described below are not the only risks that the Company faces, nor are they necessarily listed in order of significance. Other risks and uncertainties may also affect the Company's business. Any of these risks may have a material adverse effect on the Company's business, financial condition, results of operations and cash flow.

The industries in which the Company operates are undergoing technological changes, and the Company's business could suffer if the Company is unable to adjust to these changes.

The Company's operating results could be negatively affected by the Company's inability to maintain and increase its technological and manufacturing capability and expertise. Rapid technological advances in semiconductors and electronic equipment have placed rigorous demands on the printed circuit materials manufactured by the Company and used in printed circuit board production.

The industries in which the Company operates are very competitive.

Certain of the Company's principal competitors are substantially larger and have greater financial resources than the Company, and the Company's operating results will be affected by its ability to maintain its competitive positions in these industries. The printed circuit materials and advanced composite materials industries are intensely competitive and the Company competes worldwide in the markets for such materials.

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

There are a limited number of qualified suppliers of the principal materials used by the Company in its manufacture of printed circuit materials and advanced composite materials products. Substitutes for these materials are not readily available, and in the past there have been shortages in the market for certain of these materials. These shortages could materially increase the Company's cost of operations.

The Company's customer base is highly concentrated, and the loss of one or more customers could affect the Company's business.

A loss of one or more key customers could affect the Company's profitability. The Company's customer base is concentrated, in part, because the Company's business strategy has been to develop long-term relationships with a select group of customers. During the Company's fiscal year ended February 25, 2007, the Company's ten largest customers accounted for approximately 73% of net sales. The Company expects that sales to a relatively small number of customers will continue to account for a significant portion of its net sales for the foreseeable future. See "Business--Printed Circuit Materials--Customers and End Markets" and "Business--Advanced Composite Materials--Customers and End Markets" in Item 1 of Part I of this Report.

The Company's business is dependent on the electronics industry which is cyclical in nature.

The electronics industry is cyclical and has experienced recurring downturns. The downturns, such as occurred in the electronics industry during the first quarter of the Company's fiscal year ended March 2, 1997 and in the first quarter of the Company's fiscal year ended March 3, 2002, and which continues to a lesser extent at the present time, can be unexpected and have often reduced demand for, and prices of, printed circuit materials and advanced composite materials. This potential reduction in demand and prices could have a negative impact on the Company's business.

The Company relies on short-term orders from its customers.

A variety of conditions, both specific to the individual customer and generally affecting the customer's industry, can cause a customer to reduce or delay orders previously anticipated by the Company, which could negatively impact the Company's business. The Company typically does not obtain long-term purchase orders or commitments. Instead, it relies primarily on continual communication with its customers to anticipate the future volume of purchase orders.

The Company faces extensive capital expenditure costs.

The Company's business is capital intensive and, in addition, the introduction of new technologies could substantially increase the Company's capital expenditures. In order to remain competitive the Company must continue to make significant investments in capital equipment and expansion of operations, which could affect the Company's results of operations.

The Company's international operations are subject to different and additional risks than the Company's domestic operations.

The Company's international operations are subject to various risks, including unexpected changes in regulatory requirements, foreign currency exchange rates, tariffs and other barriers, political and economic instability, potentially adverse tax consequences, and any impact on economic and financial conditions around the world resulting from geopolitical conflicts or acts of terrorism, all of which could negatively impact the Company's business. A portion of the sales and costs of the Company's international operations are denominated in currencies other than the U.S. dollar and may be affected by fluctuations in currency exchange rates.

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

                                                                 Size
                       Owned or                                (Square
     Location           Leased                Use              Footage)
------------------   ------------   ----------------------   ------------
Melville, NY            Leased      Administrative Offices          8,000
Newburgh, NY            Leased      Electronic Materials          171,000
Fullerton, CA           Leased      Electronic Materials           95,000
Anaheim, CA             Leased      Electronic Materials           26,000
Tempe, AZ               Leased      Electronic Materials           87,000
Mirebeau, France        Owned       Electronic Materials           81,000
Lannemezan, France      Owned       Electronic Materials           29,000
Singapore               Leased      Electronic Materials          128,000
Zhuhai, China           Leased      Electronic Materials           40,000
Waterbury, CT           Leased      Advanced Composites           100,000
Singapore               Leased      Advanced Composites            24,000

         The electronic materials facility in Zhuhai, China has been constructed and equipped but is not yet operating. The advanced composites facility in Singapore has been recently acquired by the Company and is currently being renovated and expanded for use by the Company as an advanced composites manufacturing facility.

         The Company believes its facilities and equipment to be in good condition and reasonably suited and adequate for its current needs. During the 2007 and 2006 fiscal years, certain of the Company's printed circuit materials manufacturing facilities were utilized at less than 50% of their designed capacity.

ITEM 3.   LEGAL PROCEEDINGS.

         None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

EXECUTIVE OFFICERS OF THE REGISTRANT.

       Name                                 Title                         Age
-------------------       ------------------------------------------    --------
Brian E. Shore            Chief Executive Officer, President and a
                          Director                                         55

James L. Zerby            Vice President and Chief Financial Officer       64

Stephen E. Gilhuley       Executive Vice President, Secretary and
                          General Counsel                                  62

James W. Kelly            Vice President, Taxes and Planning               50

Anthony W. DiGaudio       Vice President of Marketing and Sales            37

Louis J. Stans            Vice President of Engineering and
                          Quality and Research and Development             60

         Mr. Shore has served as a Director of the Company since 1983 and as Chairman of the Board of Directors since July 2004. He was elected a Vice President of the Company in January 1993, Executive Vice President in May 1994, President in March 1996, and Chief Executive Officer in November 1996. Mr. Shore also served as General Counsel of the Company from April 1988 until April 1994.

         Mr. Zerby was appointed Vice President and Controller of the Company on July 24, 2006, and he was elected Vice President and Chief Financial Officer on October 24, 2006. Prior to joining Park, Mr. Zerby was Chief Financial Officer of Photocircuits Corporation, a manufacturer of printed circuit boards, in Glen Cove, New York from 1991 to March 2006.

         Mr. Gilhuley has been General Counsel of the Company since April 1994 and Secretary since July 1996. He was elected a Senior Vice President in March 2001 and Executive Vice President on October 24, 2006.

         Mr. Kelly was elected Vice President, Taxes and Planning of Park in March 2001. He had been Director of Taxes of the Company since May 1997.

         Mr. DiGaudio joined the Company as a Product Director in May 2002, was promoted to Vice President of Quality in May 2004 and was promoted to Vice President of Sales effective June 13, 2005. He was appointed Vice President of Marketing in June 2006 in addition to the position of Vice President of Sales. For several years prior to joining Park, Mr. DiGaudio was Technical Manager for Metro Circuits, Division of PJC Technologies, Inc. in Rochester, New York.

         Mr. Stans was appointed Vice President of Engineering of the Company in December 2004, and he was also appointed to the position of Vice President of Quality in October 2005. He was appointed Vice President of Research and Development in January 2007 in addition to the positions of Vice President of Engineering and Vice President of Quality. Prior to joining Park, Mr. Stans had been Director of Technology and Engineering at Photocircuits Corporation, a major printed circuit board manufacturer, since 1990.

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

                                         Stock Price
         For the Fiscal Year       -----------------------    Dividends
         Ended February 25, 2007      High          Low       Declared
         -----------------------   ----------   ----------   ----------
         First Quarter             $    36.45   $    28.05   $      .08
         Second Quarter                 34.29        23.05   $     1.08(a)
         Third Quarter                  33.70        25.40   $      .08
         Fourth Quarter                 33.50        24.72   $      .08

                                         Stock Price
         For the Fiscal Year       -----------------------    Dividends
         Ended February 26, 2006      High          Low       Declared
         -----------------------   ----------   ----------   ----------
         First Quarter             $    23.20   $    19.07   $      .08
         Second Quarter                 27.52        22.81   $      .08
         Third Quarter                  26.98        23.75   $     1.08(b)
         Fourth Quarter                 29.75        22.63   $      .08

    (a) During the 2007 fiscal year second quarter, the Company declared its regular quarterly cash dividend of $0.08 per share in June 2006, and in July 2006 the Company announced that its Board of Directors had declared a one-time, special cash dividend of $1.00 per share, payable August 22, 2006 to stockholders of record on August 1, 2006.

    (b) During the 2006 fiscal year third quarter, the Company declared its regular quarterly cash dividend of $0.08 per share in September 2005, and in October 2005 the Company announced that its Board of Directors had declared a one-time, special cash dividend of $1.00 per share, payable December 15, 2005 to stockholders of record on November 15, 2005.

         As of May 4, 2007, there were approximately 930 holders of record of Common Stock.

         The Company expects, for the immediate future, to continue to pay regular cash dividends.

The following table provides information with respect to shares of the Company's Common Stock acquired by the Company during each month included in the Company's 2007 fiscal year fourth quarter ended February 25, 2007.

                                                                            Maximum Number (or
                                                        Total Number of     Approximate Dollar
                                                          Shares (or        Value) of Shares
                             Total                      Units) Purchased     or Units) that
                           Number of       Average        As Part of           May Yet Be
                           Shares (or     Price Paid       Publicly          Purchased Under
                             Units)       Per Share     Announced Plans        The Plans or
        Period             Purchased      (or Unit)       or Programs            Programs
-----------------------    ----------    -----------    ----------------    ------------------
November 27 -
December 31                     0             -                 0

January 1-28                    0             -                 0

January 29 -
February 25                     0             -                 0

Total                           0             -                 0                    2,000,000(a)

         (a) Aggregate number of shares available to be purchased by the Company pursuant to a share purchase authorization announced on October 20, 2004. Pursuant to such authorization, the Company is authorized to purchase its shares from time to time on the open market or in privately negotiated transactions.

ITEM 6.   SELECTED FINANCIAL DATA.

         The following selected consolidated financial data of Park and its subsidiaries is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements, related Notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein. Insofar as such consolidated financial information relates to the five fiscal years ended February 25, 2007 and is as of the end of such periods, it is derived from the Consolidated Financial Statements for the three fiscal years ended February 25, 2007 and as of such dates audited by Grant Thornton LLP, independent auditor, and from the Consolidated Financial Statements for the two fiscal years ended February 29, 2004 and as of such dates audited by Ernst & Young LLP, independent auditor. The Consolidated Financial Statements as of February 25, 2007 and February 26, 2006 and for the three years ended February 25, 2007, together with the independent auditor's report for the three years ended February 25, 2007, appear in Item 8 of Part II of this Report.

                                                                 Fiscal Year Ended
                                      ------------------------------------------------------------------------
                                                      (In thousands, except per share amounts)
                                      February 25,   February 26,   February 27,   February 29,     March 2,
                                          2007           2006           2005           2004           2003
                                      ------------   ------------   ------------   ------------   ------------
STATEMENTS OF EARNINGS INFORMATION:

Net sales                             $    257,377   $    222,251   $    211,187   $    194,236   $    195,578
Cost of sales                              193,270        167,650        167,937        161,536        168,921
                                      ------------   ------------   ------------   ------------   ------------
Gross profit                                64,107         54,601         43,250         32,700         26,657
Selling, general and
 administrative expenses                    26,682         25,129         26,960         27,962         27,157
Insurance arrangement
 termination charge                          1,316              -              -              -              -
Asset impairment charge                          -          2,280              -              -         49,035
Restructuring and severance
 charges (Note 11)                               -            889            625          8,469          4,794
Gain on insurance settlement
 (Note 12)                                       -              -         (4,745)             -              -
Gain on sale of DPI                              -              -              -              -         (3,170)
Gain on sale of UK real estate                   -              -              -           (429)             -
Gain on Delco lawsuit                            -              -              -        (33,088)             -
                                      ------------   ------------   ------------   ------------   ------------
Earnings (loss) from operations             36,109         26,303         20,410         29,786        (51,159)
Interest and other income, net               8,033          6,056          3,386          2,958          3,260
                                      ------------   ------------   ------------   ------------   ------------
Earnings (loss) from continuing
 operations before income taxes             44,142         32,359         23,796         32,744        (47,899)
Income tax provision (benefit)
 from continuing operations                  4,351          5,484          2,191          2,835         (4,035)
                                      ------------   ------------   ------------   ------------   ------------
Earnings (loss) from continuing
 operations                                 39,791         26,875         21,605         29,909        (43,864)
Loss from discontinued
 operations, net of taxes
 (Note 10)                                       -              -              -        (33,761)        (6,895)
                                      ------------   ------------   ------------   ------------   ------------
Net earnings (loss)                   $     39,791   $     26,875   $     21,605   $     (3,852)  $    (50,759)
                                      ============   ============   ============   ============   ============
Basic earnings (loss) per
 share:
Earnings (loss) from continuing
 operations                           $       1.97   $       1.34   $       1.09   $       1.51   $      (2.23)
Loss from discontinued
 operations, net of tax                          -              -              -          (1.71)         (0.35)
                                      ------------   ------------   ------------   ------------   ------------
Basic earnings (loss) per share       $       1.97   $       1.34   $       1.09   $      (0.20)  $      (2.58)
                                      ============   ============   ============   ============   ============
Diluted earnings (loss) per
 share:
Earnings (loss) from continuing
 operations                           $       1.96   $       1.33   $       1.08   $       1.50   $      (2.23)
Loss from discontinued
 operations, net of tax                          -              -              -          (1.69)         (0.35)
                                      ------------   ------------   ------------   ------------   ------------
Diluted earnings (loss) per
 share                                $       1.96   $       1.33   $       1.08   $      (0.19)  $      (2.58)
                                      ============   ============   ============   ============   ============
Cash dividends per common share       $       1.32   $       1.32   $       1.26   $       0.24   $       0.24
                                      ============   ============   ============   ============   ============
Weighted average number of
 common shares outstanding:
   Basic                                    20,175         20,047         19,879         19,754         19,674
   Diluted                                  20,317         20,210         20,075         19,991         19,674

BALANCE SHEET INFORMATION:
Working capital                       $    233,767   $    214,934   $    206,714   $    197,453   $    170,274
Total assets                               321,922        311,312        307,311        311,070        301,542
Long-term debt                                   -              -              -              -              -
Stockholders' equity                       264,167        245,423        242,857        243,896        245,701

See  Notes to  Consolidated  Financial  Statements  in Item 8 of Part II of this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General:

         Park is a global advanced materials company which develops, manufactures and markets high technology digital and RF/microwave printed circuit materials and advanced composite materials principally for the telecommunications and internet infrastructure, high-end computing and aerospace markets. The Company's manufacturing facilities are located in Singapore, China, France, Connecticut, New York, Arizona and California. The Company's products are marketed and sold under the Nelco(R) and Nelcote(TM) names.

         The global electronics manufacturing industry, which had become extremely and unsustainably overheated in the 1990s and into calendar year 2000, collapsed in calendar year 2001, and has not recovered since that collapse. The Company believes that the industry has become a mature industry, and the Company does not expect significant non-cyclical, sustainable growth from that industry in the future.

         The Company's net sales increased in the fiscal year ended February 25, 2007 compared with the fiscal year ended February 26, 2006 as a result of increases in sales of the Company's printed circuit materials in North America and Asia and increases in sales of the Company's advanced composite materials, and the Company achieved higher operating profits and higher net earnings in the 2007 fiscal year compared with the 2006 fiscal year.

         The Company's net earnings for the fiscal year ended February 25, 2007 were increased by a tax benefit of $0.7 million recorded by the Company in the 2007 fiscal year fourth quarter relating to the recognition of tax credits resulting from operating losses sustained in prior years in France and by tax benefits recognized by the Company in the 2007 fiscal year second quarter of $3.5 million relating to the elimination of certain valuation allowances previously established relating to deferred tax assets in the United States, $1.4 million relating to the elimination of reserves no longer required as the result of the completion of a tax audit and $0.5 relating to the termination of a life insurance arrangement with Jerry Shore, the Company's founder and former Chairman, President and Chief Executive Officer, and such net earnings were reduced by a pre-tax charge of $1.3 million recorded by the Company in the 2007 fiscal year second quarter relating to the termination of such insurance arrangement.

         The Company's net earnings for the fiscal year ended February 26, 2006 were reduced by a tax charge of $3.1 million recorded in the fourth quarter in connection with the repatriation of approximately $70 million of accumulated earnings and profits of the Company's Nelco Products Pte. Ltd. subsidiary in Singapore, a pre-tax asset impairment charge of $2.3 million recorded in the fourth quarter for the write-off of construction costs related to the installation of a treater at the Company's Neltec Europe SAS facility in Mirebeau, France and a pre-tax employment termination benefits charge of $0.9 million related to a workforce reduction at the Company's Neltec Europe SAS facility recorded in the 2006 fiscal year first quarter, and such net earnings were increased by a tax benefit of $1.5 million recognized by the Company in the 2006 fiscal year third quarter relating to the elimination of valuation allowances against deferred tax assets recorded in the United States in prior periods.

         The improvement in the Company's operating performance during the 2007 fiscal year was attributable principally to increases in total sales of the Company's printed circuit materials products and higher percentages of sales of higher margin, high performance printed circuit materials products. This improvement occurred in spite of significant increases in the cost of copper foil, one of the Company's primary raw materials, during the first and second quarters of the 2007 fiscal year, as the Company was able to pass a substantial portion of such increases through to its customers in the second, third and fourth quarters of the 2007 fiscal year.

         The condition of the global markets for the Company's printed circuit materials products improved in the second half of the 2006 fiscal year; and that improvement continued in the first nine months of the 2007 fiscal year, although such markets weakened in the 2007 fiscal year fourth quarter. Consequently, sales of the Company's printed circuit materials products increased in the 2007 fiscal year compared to the 2006 fiscal year. However, the weakness that occurred in the markets for the Company's printed circuit materials products in the 2007 fiscal year fourth quarter has continued into the 2008 fiscal year first quarter. The markets for the Company's advanced composite materials products continued to be strong during the 2007 fiscal year, and sales of the Company's advanced composite materials products increased in the 2007 fiscal year compared to the prior fiscal year.

         The global markets for the Company's printed circuit materials continue to be very difficult to forecast, and it is not clear to the Company what the condition of the global markets for the Company's printed circuit materials will be in the 2008 fiscal year. The Company believes that the markets for its advanced composite materials will continue to be strong during the 2008 fiscal year.

         In the first quarter of the 2007 fiscal year, the Company completed the construction of a new manufacturing facility in the Zhuhai Free Trade Zone in Guangdong Province in southern China to support the demand for advanced printed circuit materials in China, and the Company is in the process of equipment testing, employee training and internal and external qualifications for the facility. In addition, the Company upgraded its printed circuit materials treating operation in Singapore during the 2007 fiscal year third quarter so that such operation is capable of treating the Company's full line of advanced printed circuit materials in Singapore, except polytetrafluoroethylene ("PTFE") materials, and during the 2005 fiscal year, the Company installed one of its latest generation, high-technology treaters in its newly expanded facility in Singapore.

         In the third quarter of the 2007 fiscal year, the Company acquired a facility in Singapore which the Company is modifying and expanding for use as a new advanced composites manufacturing plant. The Company is also in the final stages of planning the construction of a new plant in the Untied States to produce advanced composite materials principally for the aerospace industry. In addition, during the 2006 fiscal year second quarter, the Company completed the installation of an additional large treater at its advanced composite materials facility in Waterbury, Connecticut, which has significantly increased the treating capacity of that facility.

         While the Company continued to expand and invest in its business during the 2007 and 2006 fiscal years, it made additional adjustments to one of its operations, which resulted in a workforce reduction. In the 2006 fiscal year first and second quarters, the Company reduced the size of the workforce at its Neltec Europe SAS subsidiary in Mirebeau, France as a result of further deterioration of the European market for high-technology printed circuit materials, and it recorded an employment termination benefits charge of $1.1 million during the 2006 fiscal year first quarter, $0.2 million of which was reversed in the 2006 fiscal year fourth quarter. In addition, during the 2005 fiscal year, the Company reduced the sizes of the workforces at its North American and European printed circuit materials operations, as a result of which the Company recorded pre-tax charges of $0.6 million in the 2005 fiscal year third quarter.

         In the 2005 fiscal year third quarter, the Company also settled an insurance claim for property and business interruption losses sustained by the Company in Singapore as a result of an explosion in one of the four treaters located at its Nelco manufacturing facility in Singapore and recorded a pre-tax gain of $4.7 million as a result of the settlement.

         The Company believes that an evaluation of its ongoing operations would be difficult if the disclosure of its financial results were limited to generally accepted accounting principles ("GAAP") financial measures, which include special items, such as the tax benefits, the earnings repatriation tax charge, the asset impairment charge, the insurance arrangement termination charge and the employment termination benefits charge in the 2007 and 2006 fiscal years. Accordingly, in addition to disclosing its financial results determined in accordance with GAAP, the Company discloses non-GAAP operating results that exclude special items in order to assist its shareholders and other readers in assessing the Company's operating performance, since the Company's on-going, normal business operations do not include such special items. Such non-GAAP financial measures are provided to supplement the results provided in accordance with GAAP.

Fiscal Year 2007 Compared with Fiscal Year 2006:

         The Company's sales of both its printed circuit materials and its advanced composite materials increased in the fiscal year ended February 25, 2007 compared to the fiscal year ended February 26, 2006, following increases in such sales in the 2006 fiscal year compared to the 2005 fiscal year.

         The increased sales in the 2007 fiscal year and a slight improvement in the Company's gross profit margin in the 2007 fiscal year, following substantial improvements in the 2006 fiscal year compared to the 2005 fiscal year and in the 2005 fiscal year compared to the 2004 fiscal year, enabled the Company's operations to generate a larger gross profit than in the prior fiscal year.

         The Company's gross profit in the 2007 fiscal year was substantially higher than the gross profit in the prior fiscal year primarily as a result of increased total sales of printed circuit materials products and higher percentages of sales by the Company of its higher margin, high performance printed circuit materials products.

         Sales of the Company's advanced composite materials products also increased during the 2007 fiscal year primarily as a result of the strength of the aerospace markets for advanced composite materials. Sales of advanced composite materials were 8% of the Company's total net sales worldwide in the 2007 and 2006 fiscal years.

         The Company's financial results of operations were enhanced by the tax benefit of $0.7 million recorded by the Company in the 2007 fiscal year fourth quarter for the recognition of tax credits resulting from operating losses sustained in prior years in France and by the tax benefits recorded in the 2007 fiscal year second quarter of $3.5 million relating to the elimination of certain valuation allowances previously established related to deferred tax assets in the United States, $1.4 million relating to the elimination of reserves no longer required as the result of the completion of a tax audit and $0.5 million relating to the termination of a life insurance agreement with Jerry Shore, the Company's founder and former Chairman, President and Chief Executive Officer, which benefits were partially offset by a pre-tax charge of $1.3 million in the second quarter relating to the termination of the insurance agreement with Jerry Shore.

Results of Operations

         Net sales for the fiscal year ended February 25, 2007 increased 16% to $257.4 million from $222.3 million for the fiscal year ended February 26, 2006. The increase in net sales was the result of increased sales by the Company's operations in North America and Asia and increased sales of the Company's high technology printed circuit materials and advanced composite materials.

         The Company's foreign operations accounted for $117.0 million of sales, or 45% of the Company's total net sales worldwide, during the 2007 fiscal year, compared with $97.9 million of sales, or 44% of total net sales worldwide, during the 2006 fiscal year and 45% of total net sales worldwide during the 2005 fiscal year. Sales by the Company's foreign operations during the 2007 fiscal year increased 20% from the 2006 fiscal year primarily as a result of increases in sales by the Company's operations in Singapore.

         For the fiscal year ended February 25, 2007, the Company's sales in North America, Asia and Europe were 55%, 32% and 13%, respectively, of the Company's total net sales worldwide compared with 56%, 29% and 15% for the fiscal year ended February 26, 2006. The Company's sales in Asia increased 29%, its sales in North America increased 13% and its sales in Europe increased 1% in the 2007 fiscal year over the 2006 fiscal year.

         The overall gross profit as a percentage of net sales for the Company's worldwide operations improved to 24.9% during the 2007 fiscal year compared with 24.6% during the 2006 fiscal year. The improvement in the gross profit margin was attributable to increased sales and higher percentages of sales of higher margin, high performance printed circuit materials.

         During the fiscal year ended February 25, 2007, the Company's total net sales worldwide of high temperature printed circuit materials, which included high performance materials (non-FR4 printed circuit materials), were 97% of the Company's total net sales worldwide of printed circuit materials, compared with 96% for last fiscal year.

         The Company's high temperature printed circuit materials include its high performance materials (non-FR4 printed circuit materials), which consist of high-speed, low-loss materials for digital and RF/microwave applications requiring lead-free compatibility, high bandwidth signal integrity, bismalimide triazine("BT") materials, polyimides for applications that demand extremely high thermal performance, cyanate esters, and polytetrafluoroethylene ("PTFE") materials for RF/microwave systems that operate at frequencies up to 77GHz.

         During the fiscal year ended February 25, 2007, the Company's total net sales worldwide of high performance printed circuit materials (non-FR4 printed circuit materials) were 42% of the Company's total net sales worldwide of printed circuit materials, compared with 39% for last fiscal year.

         The Company's cost of sales increased by 15% in the 2007 fiscal year from the 2006 fiscal year as a result of higher sales and higher production volumes in the 2007 fiscal year than in the 2006 fiscal year and as a result of significant increases in the cost of copper foil, although a substantial portion of the increases in the cost of copper foil was passed on to customers. However, the Company's cost of sales as a percentage of net sales decreased slightly in the 2007 fiscal year compared to the prior year resulting in a slight gross profit percentage improvement, which was attributable to cost containment measures implemented by the Company, including workforce reductions.

         Selling, general and administrative expenses increased by $1.6 million, or by 6%, during the 2007 fiscal year compared with the 2006 fiscal year as a result of higher sales in the 2007 fiscal year, but these expenses, measured as a percentage of sales, were 10.4% during the 2007 fiscal year compared with 11.3% during the 2006 fiscal year. Selling, general and administrative expenses included $1.3 million for the 2007 fiscal year for stock option expenses, which the Company recorded pursuant to Statement of Financial Accounting Standards 123(R). No such stock option expenses were recorded in the 2006 and 2005 fiscal years, prior to the adoption of Statement of Financial Accounting Standards 123(R).

         In the 2007 fiscal year fourth quarter, the Company recorded a tax benefit of $0.7 million relating to the recognition of tax credits resulting from operating losses sustained in prior years in France. In the 2007 fiscal year second quarter, the Company recorded a pre-tax charge of $1.3 million in connection with the termination of a life insurance arrangement with Jerry Shore, the Company's founder and former Chairman, President and Chief Executive Officer, and recognized a tax benefit of $0.5 million relating to this insurance termination charge. The termination of the insurance arrangement involved a payment of $1.3 million by the Company to Mr. Shore in January 2007, which resulted in a net cash cost to the Company of $0.7 million, after the Company's receipt of a portion of the cash surrender value of the insurance policies. During the 2007 fiscal year second quarter, the Company also recognized a tax benefit of $3.5 million relating to the elimination of certain valuation allowances previously established relating to deferred tax assets in the United States and a tax benefit of $1.4 million relating to the elimination of reserves no longer required as the result of the completion of a tax audit.

         In the 2006 fiscal year fourth quarter, the Company recorded a tax charge of $3.1 million in connection with the repatriation of approximately $70 million of accumulated earnings and profits of its subsidiary in Singapore, a benefit of $0.2 million resulting from the reversal of a portion of the $1.1 charge in the 2006 fiscal year first quarter for employment termination benefits relating to a workforce reduction at the Company's Neltec Europe SAS facility in France and an asset impairment charge of $2.3 million for the write-off of construction costs related to the installation of an advanced high-speed treater at the Company's Neltec Europe SAS facility in Mirebeau, France. The treater, which was installed at the Neltec Europe facility when the business environment in Europe was more suited for such a treater, has been moved to the Company's manufacturing facility in Singapore. In the 2006 fiscal year third quarter, the Company recognized a tax benefit of $1.5 million relating to the elimination of certain valuation allowances previously established related to deferred tax assets in the United States in prior periods; and in the 2006 fiscal year first quarter, the Company recorded a charge of $1.1 million, for which there was no tax benefit, for employment termination benefits resulting from a workforce reduction at its Neltec Europe SAS facility in France, which was partially offset by a reversal of $0.2 million in the 2006 fiscal year fourth quarter.

         For the reasons set forth above, the Company's earnings from operations for the 2007 fiscal year, including the charge described above relating to the termination of the life insurance arrangement, were $36.1 million compared to earnings from operations for the 2006 fiscal year, including the net charge described above for employment termination benefits resulting from a workforce reduction in France and the asset impairment charge described above for the write-off of construction costs related to the installation of a treater in France, were $26.3 million. The net impacts of the charges described above were to decrease earnings from operations by $1.3 million for the 2007 fiscal year and to decrease earnings from operations by $3.2 million for the 2006 fiscal year.

         Interest and other income, net, principally investment income, increased 33% to $8.0 million for the 2007 fiscal year from $6.1 million for the 2006 fiscal year. The increase in investment income was attributable to higher prevailing interest rates and larger amounts of cash available for investment during the 2007 fiscal year. The Company's investments were primarily in short-term taxable instruments. The Company incurred no interest expense during the 2007, 2006 or 2005 fiscal years. See "Liquidity and Capital Resources" elsewhere in this Item 7.

         The Company's effective income tax rate was 9.9% for the 2007 fiscal year compared to 17.0% for the 2006 fiscal year. The Company's effective income tax rate for continuing operations, excluding the tax benefits and the charges described above, for the 2007 fiscal year was 23.0% compared to 11.0% for the 2006 fiscal year.

         The Company's net earnings for the 2007 fiscal year, including the tax benefits described above relating to the recognition of tax credits in France, the termination of the life insurance arrangement, the elimination of certain valuation allowances and the elimination of reserves no longer required and the charge described above relating to the termination of the life insurance arrangement, were $39.8 million compared to net earnings for the 2006 fiscal year, including the tax charge described above in connection with the repatriation of foreign earnings, the asset impairment and net employment termination benefits charges described above and the tax benefit described above related to the elimination of valuation allowances, were $26.9 million. The net impacts of the charges and tax benefits described above were to increase net earnings by $4.8 million for the 2007 fiscal year and to decrease net earnings by $4.8 million for the 2006 fiscal year.

         Basic and diluted earnings per share, including the charge and tax benefits described above, were $1.97 and $1.96 per share, respectively, for the 2007 fiscal year compared to basic and diluted earnings per share of $1.34 and $1.33 per share, respectively, including the charges and tax benefit described above, for the 2006 fiscal year. The net impacts of the charges and tax benefits described above were to increase the basic and diluted earnings per share by $0.24 for the 2007 fiscal year and to decrease the basic and diluted earnings per share by $0.24 for the 2006 fiscal year.

Fiscal Year 2006 Compared with Fiscal Year 2005:

         The Company's sales of both its printed circuit materials and its advanced composite materials increased in the fiscal year ended February 26, 2006 compared to the fiscal year ended February 27, 2005, following increases in such sales in the 2005 fiscal year compared to the 2004 fiscal year.

         The increased sales in the 2006 fiscal year and a further improvement in the Company's gross profit margin in the 2006 fiscal year, following a substantial improvement in the 2005 fiscal year compared to the 2004 fiscal year, enabled the Company's operations to generate a larger gross profit than in the prior fiscal year.

         The Company's gross profit in the 2006 fiscal year was substantially higher than the gross profit in the prior fiscal year as a result of increased sales, the Company's reductions of its costs and expenses and higher percentages of sales by the Company of its higher margin, high technology printed circuit materials and advanced composite materials. These improvements in gross profits occurred despite the operating inefficiencies resulting from operating certain facilities at levels below their designed manufacturing capacities and the competitive pressures that existed in the 2005 fiscal year and persisted in the 2006 year.

         The Company's financial results of operations were adversely affected by the pre-tax asset impairment charge of $2.3 million that the Company recorded in the 2006 fiscal year fourth quarter for the write-off of construction costs related to the installation of a treater at the Company's Neltec Europe SAS facility in Mirebeau, France in a prior year, the tax charge of $3.1 million that the Company recorded in the 2006 fiscal year fourth quarter in connection with the repatriation of approximately $70 million of accumulated earnings and profits of its Nelco subsidiary in Singapore and the pre-tax charge of $1.1 million that the Company recorded in the 2006 fiscal year first quarter for employment termination benefits resulting from a workforce reduction at its Neltec Europe SAS printed circuit materials facility in Mirebeau, France, which were only partially offset by the reversal in the 2006 fiscal year fourth quarter of $0.2 million of the previous charge for employment termination benefits at Neltec Europe SAS and by the tax benefit of $1.5 million that the Company recognized in the 2006 fiscal year third quarter related to the reversal of valuation allowances against deferred tax assets previously recorded in the United States.

         Sales of the Company's advanced composite materials increased during the 2006 fiscal year primarily as a result of the strength of the aerospace markets for advance composite materials. Sales of advanced composite materials were 8% of the Company's total net sales worldwide in the 2006 and 2005 fiscal years.

Results of Operations

         Net sales for the fiscal year ended February 26, 2006 increased 5% to $222.3 million from $211.2 million for the fiscal year ended February 27, 2005. The increase in net sales was the result of increased sales by the Company's operations in all regions and increased sales of the Company's high technology printed circuit materials and advanced composite materials.

         The Company's foreign operations accounted for $97.9 million of sales, or 44% of the Company's total net sales worldwide, during the 2006 fiscal year, compared with $94.1 million of sales, or 45% of total net sales worldwide, during the 2005 fiscal year and 45% and 40%, respectively, of total net sales worldwide from continuing operations during the 2004 and 2003 fiscal years. Sales by the Company's foreign operations during the 2006 fiscal year increased 4% from the 2005 fiscal year primarily as a result of increases in sales by the Company's operations in Singapore.

         For the fiscal year ended February 26, 2006, the Company's sales in North America, Asia and Europe were 56%, 29% and 15%, respectively, of the Company's total net sales worldwide compared with 55%, 29% and 16% for the fiscal year ended February 27, 2005. The Company's sales in North America increased 6%, its sales in Asia increased 6% and its sales in Europe increased 1% in the 2006 fiscal year over the 2005 fiscal year.

         The overall gross profit as a percentage of net sales for the Company's worldwide operations improved to 24.6% during the 2006 fiscal year compared with 20.5% during the 2005 fiscal year. The improvement in the gross profit margin was attributable to increased sales, reduced operating costs resulting from the work force reduction at the Company's volume printed circuit materials operation in France in the 2006 fiscal year and the realignments of the Company's North American volume printed circuit materials operations in the 2005 and 2004 fiscal years and higher percentages of sales of higher margin, high temperature printed circuit materials.

         During the fiscal year ended February 26, 2006, the Company's total net sales worldwide of high temperature printed circuit materials, which included high performance materials (non-FR4 printed circuit materials), were 96% of the Company's total net sales worldwide of printed circuit materials, compared with 94% for last fiscal year.

         The Company's high temperature printed circuit materials include its high performance materials (non-FR4 printed circuit materials), which consist of high-speed low-loss materials for digital and RF/microwave applications requiring lead-free compatibility, high bandwidth signal integrity, bismalimide triazine ("BT") materials, polyimides for applications that demand extremely high thermal performance, cyanate esters, and polytetrafluoroethylene ("PTFE") materials for RF/microwave systems that operate at frequencies up to 77GHz.

         During the fiscal year ended February 26, 2006, the Company's total net sales worldwide of high performance printed circuit materials (non-FR4 printed circuit materials) were 39% of the Company's total net sales worldwide of printed circuit materials, compared with 35% for last fiscal year.

         The Company's cost of sales decreased slightly in the 2006 fiscal year compared to the prior fiscal year despite higher production volumes compared to the prior fiscal year, as a result of cost reduction measures implemented by the Company, including workforce reductions and the reduction of overtime.

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

         In the 2006 fiscal year fourth quarter, the Company recorded a tax charge of $3.1 million in connection with the repatriation of approximately $70 million of accumulated earnings and profits of its subsidiary in Singapore, a pre-tax benefit of $0.2 million resulting from the reversal of a portion of the $1.1 pre-tax charge in the 2006 fiscal year first quarter for employment termination benefits relating to a workforce reduction at the Company's Neltec Europe SAS facility in France and an asset impairment charge of $2.3 million for the write-off of construction costs related to the installation of an advanced high-speed treater at the Company's Neltec Europe

SAS facility in Mirebeau, France. The treater, which was installed at the Neltec Europe facility when the business environment in Europe was more suited for such a treater, has been moved to the Company's manufacturing facility in Singapore. In the 2006 fiscal year third quarter, the Company recognized a tax benefit of $1.5 million relating to the elimination of certain valuation allowances previously established related to deferred tax assets in the United States in prior periods; and in the 2006 fiscal year first quarter, the Company recorded a charge of $1.1 million, for which there was no tax benefit, for employment termination benefits resulting from a workforce reduction at its Neltec Europe SAS facility in France, which was partially offset by a reversal of $0.2 million in the 2006 fiscal year fourth quarter.

         In the 2005 fiscal year third quarter, the Company recorded a gain of $4.7 million resulting from the settlement of an insurance claim for property and business interruption losses sustained by the Company in Singapore as a result of an explosion in November 2002 in one of the four treaters located at its manufacturing facility in Singapore. In the same quarter, the Company also recorded a charge of $0.6 million for employment termination benefits resulting from workforce reductions at the Company's North American and European volume printed circuit materials operations.

         For the reasons set forth above, the Company's earnings from operations for the 2006 fiscal year, including the net charge described above for employment termination benefits resulting from a workforce reduction in France and the asset impairment charge described above for the write-off of construction costs related to the installation of a treater in France, were $26.3 million compared with earnings from operations for the 2005 fiscal year of $20.4 million, including the gain described above resulting from the settlement of an insurance claim for property and business interruption losses sustained by the Company in Singapore and the charge described above for employment termination benefits resulting from workforce reductions at the Company's North America and European volume printed circuit materials operations. The net impacts of the charges and gain described above were to decrease earnings from operations by $3.2 million for the 2006 fiscal year and to increase earnings from operations by $4.1 million for the 2005 fiscal year.

         Interest and other income, net, principally investment income, increased 79% to $6.1 million for the 2006 fiscal year from $3.4 million for the 2005 fiscal year. The increase in investment income was attributable to higher prevailing interest rates and larger amounts of cash available for investment during the 2006 fiscal year. The Company's investments were primarily in short-term taxable instruments. The Company incurred no interest expense during the 2006, 2005 or 2004 fiscal years. See "Liquidity and Capital Resources" elsewhere in this Item 7.

         The Company's effective income tax rate was 17.0% for the 2006 fiscal year compared to 9.2% for the 2005 fiscal year. The Company's effective income tax rate, excluding the gains and the charges described above, for the 2006 fiscal year was 11.0% compared to 8.0% for the 2005 fiscal year.

         The Company's net earnings for the 2006 fiscal year, including the asset impairment charge and employment termination benefits charge described above and the tax charge described above in connection with the repatriation of foreign earnings and the tax benefit described above related to the reversal of valuation allowances, were $26.9 million compared with net earnings for the 2005 fiscal year of $21.6 million, including the gain described above resulting from the insurance settlement and the charge described above for employment termination benefits resulting from workforce reductions. The net impacts of the charges, tax benefit and gain described above were to decrease net earnings by $4.8 million for the 2006 fiscal year and to increase net earnings by $3.5 million for the 2005 fiscal year.

         Basic and diluted earnings per share, including the charge and tax benefits described above, were $1.34 and $1.33 per share, respectively, for the 2006 fiscal year compared to basic and diluted earnings per share of $1.09 and $1.08 per share, respectively, including the gain and charge described above, for the 2005 fiscal year. The net impacts of the charges, tax benefit and gain described above were to decrease the basic and diluted earnings per share by $0.24 for the 2006 fiscal year and to increase the basic and diluted earnings per share by $0.18 for the 2005 fiscal year.

Liquidity and Capital Resources:

         At February 25, 2007, the Company's cash and temporary investments (consisting of marketable securities) were $208.8 million compared with $199.7 million at February 26, 2006, the end of the Company's 2006 fiscal year. The Company's working capital (which includes cash and temporary investments) was $233.8 million at February 25, 2007 compared with $214.9 million at February 26, 2006. The increase in working capital at February 25, 2007 compared with February 26, 2006 was due principally to higher cash and temporary investments and higher accounts receivable and lower accrued liabilities and lower income taxes payable. The increase in cash and temporary investments at February 25, 2007 compared with February 26, 2006 was the result of cash provided by operating activities and higher interest and other income. Accounts receivable increased 10% at February 25, 2007 compared to February 26, 2006 primarily as a result of higher sales volumes. The 11% decrease in accrued liabilities at February 27, 2007 compared to February 26, 2006 was primarily attributable to lower liabilities for the restoration of a leased facility and for audit, legal and tax services. Income taxes payable declined 45% primarily as a result of tax payments made during the 2007 fiscal year.

         The Company's current ratio (the ratio of current assets to current liabilities) was 8.2 to 1 at February 25, 2007 compared with 6.6 to 1 at February 26, 2006.

         During the 2007 fiscal year, net earnings from the Company's operations, before depreciation and amortization, of $48.8 million and a net increase in working capital items, resulted in $35.8 million of cash provided by operating activities. This increase in cash provided by operating activities was partially offset by $26.6 million of dividends paid during the year, including a special cash dividend of $20.1 million paid during the 2007 fiscal year second quarter. Cash dividends paid were $26.5 million, including a special cash dividend of $20.1 million, during the 2006 fiscal year, and $25.1 million, including a special cash dividend of $19.9 million, during the 2005 fiscal year. Net earnings excluding $9.6 million of depreciation and amortization were $36.5 million in the 2006 fiscal year and resulted in $36.9 million of cash provided by operating activities.

         Net expenditures  for property,  plant and equipment were $3.9 million,
$4.2  million,   $3.3  million  in  the  2007,   2006  and  2005  fiscal  years,
respectively.

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

         At February 25, 2007 and February 26, 2006, the Company had no long-term debt.

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

         The Company's contractual obligations and other commercial commitments to make future payments under contracts, such as lease agreements, consist only of the operating lease commitments described in Note 15 of the Notes to Consolidated Financial Statements included elsewhere in this Report. The Company has no long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments or contingent commitments, other than two standby letters of credit in the total amount of $1.7 million to secure the Company's obligations under its workers' compensation insurance program and certain limited energy purchase contracts intended to protect the Company from increased utilities costs.

         As  of  February  25,  2007,  the  Company's  significant   contractual
obligations, including payments due by fiscal year, were as follows:

Contractual Obligations
 (Amounts in thousands)

                                                                            2013 and
                         Total         2008       2009-2010    2011-2012   thereafter
                       ----------   ----------   ----------   ----------   ----------
Operating lease
 obligations           $   11,183   $    2,029   $    3,836   $    2,777   $    2,541
Purchase obligations            -            -            -            -            -
                       ----------   ----------   ----------   ----------   ----------
Total                  $   11,183   $    2,029   $    3,836   $    2,777   $    2,541

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

         In the 2007, 2006 and 2005 fiscal years, the Company charged approximately $0.0 million, $(0.6) million, $0.0 million, respectively, against pre-tax income for remedial response and voluntary cleanup costs (including legal fees). While annual expenditures have generally been constant from year to year, and may increase over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At February 25, 2007, the amount recorded in liabilities from discontinued operations for environmental matters related to Dielektra was $2.1 million and the amount recorded in accrued liabilities for other environmental matters was $1.8 million compared with $2.1 million of liabilities for environmental matters for Dielektra and $1.8 million for other environmental matters at February 26, 2006.

         Management does not expect that environmental matters will have a material adverse effect on the liquidity, capital resources, business or consolidated financial position of the Company. See Note 16 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for a discussion of the Company's contingencies, including those related to environmental matters.

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

         Accounts Receivable

         The majority of the Company's accounts receivable are due from purchasers of the Company's printed circuit materials. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are due within established payment terms and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than established payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

         Income Taxes

         Carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company's consolidated statement of operations, or conversely to further reduce the existing valuation allowance resulting in less income tax expense. Management evaluates the realizability of the deferred tax assets quarterly and assesses the need for additional valuation allowances quarterly.

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

         Pension and Other Employee Benefit Programs

         Dielektra GmbH has significant pension costs that were developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates and wage inflation rates. The pension liability of Dielektra has been included in liabilities from discontinued operations on the Company's balance sheet.

         The  Company's   obligations  for  workers'   compensation  claims  are
effectively self-insured, although the Company maintains individual and aggregate stop-loss insurance coverage. The Company uses an insurance company administrator to process all such claims and benefits. The Company accrues its workers' compensation liability based upon the claim reserves established by the third-party administrator and historical experience.

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

Factors That May Affect Future Results:

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. Certain portions of this Report which do not relate to historical financial information may be deemed to constitute forward-looking statements that are subject to various factors which could cause actual results to differ materially from Park's expectations or from results which might be projected, forecasted, estimated or budgeted by the Company in forward-looking statements. The factors described under "Risk Factors" in Item 1A of this Report, as well as the following additional factors, could cause the Company's actual results to differ materially from any such results which might be projected, forecast, estimated or budgeted by the Company in forward-looking statements.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to market risks for changes in foreign currency exchange rates and interest rates. The Company's primary foreign currency exchange exposure relates to the translation of the financial statements of foreign subsidiaries using currencies other than the U.S. dollar as their functional currency. The Company does not believe that a 10% fluctuation in foreign exchange rates would have had a material impact on its consolidated results of operations or financial position. The exposure to market risks for changes in interest rates relates to the Company's short-term investment portfolio. This investment portfolio is managed in accordance with guidelines issued by the Company. These guidelines are designed to establish a high quality fixed income portfolio of government and highly rated corporate debt securities with a maximum weighted maturity of less than one year. The Company does not use derivative financial instruments in its investment portfolio. Based on the average anticipated maturity of the investment portfolio at the end of the 2007 fiscal year, a 10% increase in short-term interest rates would not have had a material impact on the consolidated results of operations or financial position of the Company.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            The Company's Financial Statements begin on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors of
  Park Electrochemical Corp.

We have audited the accompanying consolidated balance sheets of Park Electrochemical Corp. and subsidiaries as of February 25, 2007 and February 26, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 25, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park Electrochemical Corp. and subsidiaries as of February 25, 2007 and February 26, 2006 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended February 25, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation effective February 27, 2006 in connection with the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment".

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Park Electrochemical Corp. and subsidiaries' internal control over financial reporting as of February 25, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and our report dated May 8, 2007 expressed an unqualified opinion thereon.


                                              /s/GRANT THORNTON LLP

New York, New York
May 8, 2007

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
--------------------------------------------------------------------------------

                                                                    February 25,    February 26,
                                                                        2007           2006
                                                                    ------------    ------------
ASSETS
Current assets:
 Cash and cash equivalents                                          $    119,051    $    108,027
 Marketable securities (Note 2)                                           89,724          91,625
 Accounts receivable, less allowance
   for doubtful accounts of $1,144 and
   $1,930, respectively                                                   39,418          35,964
 Inventories (Note 3)                                                     15,090          15,022
 Prepaid expenses and other current assets                                 3,049           3,023
                                                                    ------------    ------------
   Total current assets                                                  266,332         253,661

Property, plant and equipment, net of
 accumulated depreciation and
 amortization (Note 4)                                                    49,895          54,370
Other assets                                                               5,695           3,281
                                                                    ------------    ------------
   Total assets                                                     $    321,922    $    311,312
                                                                    ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                   $     13,589    $     13,259
 Accrued liabilities (Note 5)                                             13,058          14,651
 Income taxes payable                                                      5,918          10,817
                                                                    ------------    ------------
   Total current liabilities                                              32,565          38,727

Deferred income taxes (Note 6)                                             4,294           5,193
Restructuring accruals - non current                                       3,715           4,718
Liabilities from discontinued operations (Note 10)                        17,181          17,251
                                                                    ------------    ------------
  Total liabilities                                                       57,755          65,889
                                                                    ------------    ------------
Commitments and contingencies (Notes 15 and 16)

Stockholders' equity (Note 8):
 Preferred stock, $1 par value per
  share--authorized, 500,000 shares;
  issued, none                                                                 -               -
 Common stock, $.10 par value per
  share--authorized, 60,000,000
  shares; issued, 20,369,986 shares                                        2,037           2,037
 Additional paid-in capital                                              140,030         137,513
 Retained earnings                                                       118,961         105,808
 Accumulated other comprehensive income                                    4,764           2,435
                                                                    ------------    ------------
                                                                         265,792         247,793
 Less treasury stock, at cost,
  175,192 and 255,428
  shares, respectively                                                    (1,625)         (2,370)
                                                                    ------------    ------------
   Total stockholders' equity                                            264,167         245,423
                                                                    ------------    ------------
   Total liabilities and stockholders' equity                       $    321,922    $    311,312
                                                                    ============    ============

See Notes to Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                                                 Fiscal Year Ended
                                                                    --------------------------------------------
                                                                    February 25,    February 26,    February 27,
                                                                        2007            2006            2005
                                                                    ------------    ------------    ------------
Net sales                                                           $    257,377    $    222,251    $    211,187
Cost of sales                                                            193,270         167,650         167,937
                                                                    ------------    ------------    ------------
Gross profit                                                              64,107          54,601          43,250
Selling, general and administrative
  expenses                                                                26,682          25,129          26,960
Insurance arrangement termination
  charge (Note 13)                                                         1,316               -               -
Realignment and severance charges
  (Note 11)                                                                    -             889             625
Asset impairment charge                                                        -           2,280               -
Gain on insurance settlement (Note 12)                                         -               -          (4,745)
                                                                    ------------    ------------    ------------
Earnings from operations                                                  36,109          26,303          20,410
Interest and other income, net                                             8,033           6,056           3,386
                                                                    ------------    ------------    ------------
Earnings before income taxes                                              44,142          32,359          23,796
Income tax provision (Note 6)                                              4,351           5,484           2,191
                                                                    ------------    ------------    ------------
Net earnings                                                        $     39,791    $     26,875    $     21,605
                                                                    ============    ============    ============
Earnings per share:

Basic earnings per share                                            $       1.97    $       1.34    $       1.09
                                                                    ============    ============    ============
Basic weighted average shares                                             20,175          20,047          19,879

Diluted earnings per share                                          $       1.96    $       1.33    $       1.08
                                                                    ============    ============    ============
Diluted weighted average shares                                           20,317          20,210          20,075

See Notes to Consolidated Financial statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share and per share amounts)
--------------------------------------------------------------------------------

                                                                                   Accumulated
                                                                                      Other
                                        Common Stock      Additional              Comprehensive    Treasury Stock    Comprehensive
                                     -------------------   Paid-in    Retained       Income      ------------------     Income
                                       Shares    Amount    Capital    Earnings        Loss        Shares    Amount       Loss
                                     ----------  -------  ----------  ---------   -------------  --------  --------  -------------
Balance, February 29, 2004           20,369,986  $ 2,037  $  133,335  $ 108,915   $       3,734   582,061  $ (4,125)

  Net earnings                                                           21,605                                      $      21,605
  Exchange rate changes                                                                   1,529                              1,529
  Unrealized loss on marketable
    securities                                                                             (658)                              (658)
  Stock option activity                                          871                             (132,848)      684
  Cash dividends ($1.26 per share)                                      (25,070)
                                                                                                                     -------------
  Comprehensive income                                                                                               $      22,476
                                                                                                                     =============
                                     ----------  -------  ----------  ---------   -------------  --------  --------
Balance, February 27, 2005           20,369,986  $ 2,037  $  134,206  $ 105,450   $       4,605   449,213  $ (3,441)

  Net earnings                                                           26,875                                      $      26,875
  Exchange rate changes                                                                  (1,822)                            (1,822)
  Unrealized loss on marketable
    securities                                                                             (348)                              (348)
  Stock option activity                                        3,307                             (193,785)    1,071
  Cash dividends ($1.32 per share)                                      (26,517)
                                                                                                                     -------------
  Comprehensive income                                                                                               $      24,705
                                                                                                                     =============
                                     ----------  -------  ----------  ---------   -------------  --------  --------
Balance, February 26, 2006           20,369,986  $ 2,037  $  137,513  $ 105,808   $       2,435   255,428  $ (2,370)

  Net earnings                                                           39,791                                      $      39,791
  Exchange rate changes                                                                   1,684                              1,684
  Unrealized gain on
    marketable securities                                                                   645                                645
  Stock option activity                                        1,234                              (80,236)      745
  SFAS 123R compensation cost                                  1,283
  Cash dividends ($1.32 per share)                                      (26,638)
                                                                                                                     -------------
  Comprehensive income                                                                                               $      42,120
                                     ----------  -------  ----------  ---------   -------------  --------  --------  =============
Balance, February 25, 2007           20,369,986  $ 2,037  $  140,030  $ 118,961   $       4,764   175,192  $ (1,625)
                                     ==========  =======  ==========  =========   =============  ========  ========

See Notes to Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
--------------------------------------------------------------------------------

                                                                                 Fiscal Year Ended
                                                                    --------------------------------------------
                                                                    February 25,    February 26,    February 27,
                                                                        2007            2006            2005
                                                                    ------------    ------------    ------------
Cash flows from operating activities:
 Net earnings                                                       $     39,791    $     26,875    $     21,605
 Adjustments to reconcile net loss to net cash provided by
   operating activities:
  Depreciation and amortization                                            8,992           9,645          10,202
  Loss (gain) on sale of fixed assets                                        (18)             60              35
  Gain from insurance settlement                                               -               -          (4,745)
  Proceeds from insurance settlement                                           -               -           5,816
  SFAS 123R compensation cost                                              1,283               -               -
  Non-cash impairment charge                                                   -           2,280               -
  Provision for doubtful accounts receivable                                (954)             (1)             66
  Provision for deferred income taxes                                       (899)            151             (55)
  Tax benefit from stock option exercises                                      -           1,110               -
  Changes in operating assets and liabilities:
   Accounts receivable                                                    (2,092)           (659)            596
   Inventories                                                               210             110          (3,553)
   Prepaid expenses and other current assets                                (627)           (200)            437
   Other assets and liabilities                                            1,302          (2,884)         (2,164)
   Accounts payable                                                          158          (1,661)             91
   Accrued liabilities                                                    (6,782)           (803)         (4,051)
   Income taxes payable                                                   (4,576)          2,904           3,423
                                                                    ------------    ------------    ------------

     Net cash provided by operating activities                            35,788          36,927          27,703
                                                                    ------------    ------------    ------------
Cash flows from investing activities:
 Purchases of property, plant and equipment                               (4,793)         (4,320)         (3,328)
 Proceeds from sales of property, plant and equipment                        896             100              20
 Purchases of marketable securities                                     (123,592)        (33,672)        (66,833)
 Proceeds from sales and maturities of marketable securities             126,844          45,236          39,533
                                                                    ------------    ------------    ------------

     Net cash provided by (used in) investing activities                    (645)          7,344         (30,608)
                                                                    ------------    ------------    ------------
Cash flows from financing activities:
 Dividends paid                                                          (26,638)        (26,517)        (25,070)
 Proceeds from exercise of stock options                                   1,979           4,378           1,555
                                                                    ------------    ------------    ------------
     Net cash used in financing activities                               (24,659)        (22,139)        (23,515)
                                                                    ------------    ------------    ------------
Increase (decrease) in cash and cash equivalents before effect of exchange rate changes
                                                                          10,484          22,132         (26,420)
Effect of exchange rate changes on cash and cash equivalents                 540            (176)            502
                                                                    ------------    ------------    ------------
Increase(decrease)in cash and cash equivalents                            11,024          21,956         (25,918)

Cash and cash equivalents, beginning of year                             108,027          86,071         111,989
                                                                    ------------    ------------    ------------
Cash and cash equivalents, end of year                              $    119,051    $    108,027    $     86,071
                                                                    ============    ============    ============

See Notes to Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended February 25, 2007
(In thousands, except share, per share and option amounts)
--------------------------------------------------------------------------------

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

         b. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

         c. Accounting Period - The Company's fiscal year is the 52 or 53 week period ending the Sunday nearest to the last day of February. The 2007, 2006 and 2005 fiscal years ended on February 25, 2007, February 26, 2006 and February 27, 2005, respectively. Fiscal years 2007, 2006 and 2005 each consisted of 52 weeks.

         d. Cash and Cash Equivalents - The Company considers all money market securities and investments with contractual maturities at the date of purchase of 90 days or less to be cash equivalents.

                  Supplemental cash flow information:

                                                            Fiscal Year
                                                   ----------------------------
                                                     2007      2006     2005
                                                   --------  -------  ---------
                  Cash paid during the year for:
                    Income taxes paid (refunded)     11,712    3,108     (1,124)

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

         f. Inventories - Inventories are stated at the lower of cost (first- in, first-out method) or market. The Company writes down its inventory for estimated obsolescence or unmarketability based upon the age of the inventory and assumptions about future demand for the Company's products and market conditions.

         g. Revenue Recognition - Sales revenue is recognized at the time title is transferred to a customer. All material sales transactions are for the shipment of manufactured prepreg and laminate products and advanced composite materials. The
                  Company ships its products to customers based upon firm orders, with fixed selling prices, when collection is reasonably assured.

         h. Sales Allowances and Product Warranties - The Company provides for the estimated costs of sales allowances at the time such costs can be reasonably estimated. The Company's products are made to customer specifications and tested for adherence to specifications before shipment to customers. There are no future performance requirements other than the products'
                  meeting the agreed specifications. The Company's bases for providing sales allowances for returns are known situations in which products may have failed due to manufacturing defects in products supplied by the Company. The Company is focused on manufacturing the highest quality printed circuit and advance composite materials possible and employs stringent manufacturing process controls and works with raw material suppliers who have dedicated themselves to complying with the Company's specifications and technical requirements. The amounts of returns and allowances resulting from defective or damaged products have been approximately 1.0% of sales for each of the Company's last three fiscal years.

         i. Accounts Receivable - The majority of the Company's accounts receivable are due from purchasers of the Company's printed circuit materials. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are due within established payment terms and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than established payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

         j. Allowance for Bad Debts - The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         k. Valuation of Long-lived Assets - The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Important factors that could trigger an impairment review include, but are not limited to, significant negative industry or economic trends and significant changes in the use of the Company's assets or strategy of the overall business.

         l. Shipping Costs - The amounts paid by the Company to third-party shippers for transporting products to customers, which are not reimbursed by customers, are classified as selling expenses. The shipping costs included in selling, general and administrative expenses were approximately $4,417, $4,258 and $4,659 for fiscal years 2007, 2006 and 2005, respectively.

         m. Property, Plant and Equipment - Property, plant and equipment are stated at cost less accumulated depreciation. The Company capitalizes additions, improvements and major renewals and expenses maintenance, repairs and minor renewals as incurred. Depreciation and amortization are computed principally by the straight-line method over the estimated useful lives. Machinery and equipment are generally depreciated over 10 years. Building and leasehold improvements are depreciated over 30 years or the term of the lease, if shorter.

         n. Income Taxes - Deferred income taxes are provided for temporary differences in the reporting of certain items, primarily depreciation, for income tax purposes as compared with financial accounting purposes.

                  United States ("U.S.") Federal income taxes have not been provided on the undistributed earnings (approximately $93,700 at February 25, 2007) of the Company's foreign subsidiaries, because it is management's practice and intent to reinvest such earnings in the operations of such subsidiaries.

         o. Foreign Currency Translation - Assets and liabilities of foreign subsidiaries using currencies other than the U.S. dollar as their functional currency are translated into U.S. dollars at fiscal year-end exchange rates, and income and expense items are translated at average exchange rates for the period. Gains and losses resulting from translation are recorded as currency translation adjustments in comprehensive income.

         p. Stock-based Compensation - The Company implemented the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", in the fourth quarter of fiscal year 2003. Effective February 27, 2006, the beginning of the Company's 2007 fiscal year, the Company began recording compensation expense associated with stock options, the only form of equity compensation issued by the Company, in accordance with Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS 123R"), and Securities and Exchange Commission Staff Accounting Bulletin No. 107. The Company recognizes such compensation expense on a straight-line basis over the four-year service period during which the options become exercisable.

                  As of February 25, 2007, the Company had two stock option plans which are more fully described in Note 7. All options under such plans had an exercise price equal to the fair market value of the underlying common stock at the time of the grant, which pursuant to the terms of such plans, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted.

2.       MARKETABLE SECURITIES

         The following is a summary of available-for-sale securities:

                                               Gross          Gross
                                            Unrealized      Unrealized      Estimated
                                               Gains          Losses        Fair Value
                                           ------------    ------------    ------------
         February 25, 2007:
          U.S. Treasury and other
            government securities          $          2    $        467    $     61,278
          U.S. corporate debt securities             13               -          11,338
          Certificate of deposits                     -               -          17,000
                                           ------------    ------------    ------------
            Total debt securities                    15             467          89,616
          Equity securities                         102              -              108
                                           ------------    ------------    ------------
                                           $        117    $        467    $     89,724
                                           ============    ============    ============
         February 26, 2006:
          U.S. Treasury and other
            government securities          $          6    $      1,463    $     76,202
          U.S. corporate debt securities              -               -          15,333
                                           ------------    ------------    ------------
            Total debt securities                     6           1,463          91,535
          Equity securities                          86               -              90
                                           ------------    ------------    ------------
                                           $         92    $      1,463    $     91,625
                                           ============    ============    ============

         The gross realized gains on the sales of securities were $43, $23 and $4 for fiscal years 2007, 2006 and 2005, respectively, and the gross realized losses were $114, $2 and $13 for fiscal years 2007, 2006 and 2005, respectively.

         The amortized cost and estimated fair value of the debt and marketable securities at February 25, 2007, by contractual maturity, are shown below:

                                                   Estimated Fair Value
                                                           and
                                                      Amortized Cost
                                                   --------------------
         Due in one year or less                   $             80,329
         Due after one year through five years                    9,287
                                                   --------------------
                                                                 89,616
         Equity securities                                          108
                                                   --------------------
                                                   $             89,724
                                                   ====================

3.       INVENTORIES

         Inventories consisted of the following:

                                                   February 25,    February 26,
                                                       2007            2006
                                                   ------------    ------------
         Raw materials                             $      6,867    $      6,092
         Work-in-process                                  3,372           3,412
         Finished goods                                   4,535           5,195
         Manufacturing supplies                             316             323
                                                   ------------    ------------
                                                   $     15,090    $     15,022
                                                   ============    ============

4.       PROPERTY, PLANT AND EQUIPMENT

                                                   February 25,    February 26,
                                                       2007            2006
                                                   ------------    -------------
         Land, buildings and improvements          $     33,698    $      34,962
         Machinery, equipment, furniture
          and fixtures                                  137,806          131,954
                                                   ------------    -------------
                                                        171,504          166,916
         Less accumulated depreciation
          and amortization                              121,609          112,546
                                                   ------------    -------------
                                                   $     49,895    $      54,370
                                                   ============    =============

         Property, plant and equipment are initially valued at cost. Depreciation and amortization expense relating to property, plant and equipment was $8,992, $9,645 and $10,202 for fiscal years 2007, 2006 and 2005, respectively. In the 2006 fiscal year fourth quarter, the Company recorded a pre-tax impairment charge of $2,280 for the write-off of construction costs related to the installation of an advanced high-speed treater at the Company's Neltec Europe SAS facility in Mirebeau, France.

5.       ACCRUED LIABILITIES

                                                   February 25,    February 26,
                                                       2007            2006
                                                   ------------    ------------
         Payroll and payroll related               $      3,832    $      3,580
         Employee benefits                                  897           1,189
         Workers compensation accrual                     1,575           1,608
         Environmental reserve (Note 16)                  1,757           1,757
         Restructuring accruals                             434             495
         Other                                            4,563           6,022
                                                   ------------    ------------
                                                   $     13,058    $     14,651
                                                   ============    ============

6.       INCOME TAXES

         The income tax (benefit) provision includes the following:

                                                   Fiscal Year
                                   --------------------------------------------
                                       2007           2006            2005
                                   ------------   ------------    -------------
         Current:
           Federal                 $      2,319   $      5,122    $        (585)
           State and local                  349            339              170
           Foreign                        3,445          2,793            2,672
                                   ------------   ------------    -------------
                                          6,113          8,254            2,257
                                   ------------   ------------    -------------
         Deferred:
           Federal                         (664)        (2,397)               -
           State and local                 (554)          (123)              (6)
           Foreign                         (544)          (250)             (60)
                                   ------------   ------------    -------------
                                         (1,762)        (2,770)             (66)
                                   ------------   ------------    -------------
                                   $      4,351   $      5,484    $       2,191
                                   ============   ============    =============

         As part of its quarterly evaluation of deferred tax assets, the Company recognized a tax benefit of $3,500 during the 2007 fiscal year second quarter relating to the elimination of certain valuation allowances previously established related to deferred tax assets in the United States. The Company believes that it is more likely than not that the tax benefits associated with these deferred tax assets will be realized during the next five fiscal years. In addition, during the 2007 fiscal year second quarter, the Company recognized a tax benefit of $1,391 relating to the elimination of reserves no longer required as the result of the completion of a tax audit and a $499 tax benefit relating to the life insurance arrangement termination charge. In the 2007 fiscal year fourth quarter, the Company recorded a tax benefit of $715 relating to the recognition of tax credits resulting from operating losses sustained in prior years in France.

         During last year's third quarter, the Company recognized a tax benefit of $1,512 relating to the elimination of valuation allowances previously established related to deferred tax assets in the United States.

         The current income tax provision for the 2006 fiscal year included $3,088 in Federal, state and local taxes relating to the repatriation of foreign earnings.

         The components of income (loss) before income tax were as follows:

                                                   Fiscal Year
                                    --------------------------------------------
                                        2007           2006             2005
                                    ------------   ------------    -------------
         United States              $     18,330   $     12,823    $       1,198
         Foreign                          25,812         19,536           22,598
                                    ------------   ------------    -------------
         Earnings before income
          taxes                     $     44,142   $     32,359    $      23,796
                                    ============   ============    =============

         The Company's effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

                                                                    Fiscal Year
                                                   ---------------------------------------------
                                                       2007            2006            2005
                                                   ------------    -------------   -------------
         Statutory U.S. Federal tax rate                   35.0%            35.0%           35.0%
         State and local taxes, net of
           federal benefit                                 (0.3)             0.4             0.5
         Foreign tax rate differentials                    (9.1)            (9.1)          (20.2)
         Valuation allowance on deferred tax
           assets                                          (4.4)            (8.0)           (8.0)
         Elimination of reserves no longer
           required                                        (5.8)               -               -
         Utilization of net operating loss
          carryovers                                       (1.6)            (9.7)              -
         Foreign tax credits                               (2.1)               -               -
         Additional U.S. taxes on
           repatriated foreign earnings                       -              9.5               -
         Other, net                                        (1.8)            (1.1)            1.9
                                                   ------------    -------------   -------------
                                                            9.9%            17.0%            9.2%
                                                   ============    =============   =============

         The Company had total net operating loss carry-forwards of approximately $17,400 and $15,800 in fiscal years 2007 and 2006, respectively. All of the total net operating loss carry-forwards related to foreign operations in fiscal years 2007 and 2006.

         The foreign net operating loss carry-forwards have no expiration.

         The Company had New York State investment tax credits of $2,238 and $2,238 in fiscal years 2007 and 2006, respectively. No benefit has been recognized for these credits as the Company does not believe that realization is more likely than not.

         In the 2006 fiscal year, the Company utilized all of its U.S. net operating loss carry-forwards including $2,000 of cumulative deductions relating to the taxable disposition of incentive stock options carried forward from fiscal years 2005 and 2004. The total tax benefit credited to additional paid in capital relating to the exercise of stock options was $1,264.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. At February 25, 2007, the Company had current deferred tax assets of $3,791 compared to $2,927 at February 26, 2006. Significant components of the Company's long-term deferred tax liabilities and assets as of February 25, 2007 and February 26, 2006 were as follows:

                                                       2007             2006
                                                   ------------   -------------
         Deferred tax liabilities:
           Depreciation                            $     (1,380)  $      (1,763)
           Offshore Singapore earnings subject to
             local tax                                   (2,914)         (3,430)
                                                   ------------   -------------
              Total deferred tax liabilities       $     (4,294)  $      (5,193)
                                                   ============   =============
         Deferred tax assets:
           Impairment of fixed assets              $      4,266   $       4,379
           Net operating loss carry-forwards              5,598           5,157
           New York State investment tax credits          2,238           2,238
           Other, net                                     4,158           5,836
                                                   ------------   -------------
              Total deferred tax assets                  16,260          17,610
           Valuation allowance for deferred
             tax assets                                 (12,469)        (14,683)
                                                   ------------   -------------
              Net deferred tax assets              $      3,791   $       2,927
                                                   ============   =============

         Net deferred tax assets are included in non-current "Other Assets" on the Consolidated Balance Sheets. Also included in "Other Assets" are French income tax refunds totaling $1,572 expected to be received in fiscal years 2009 and 2010.

7.       STOCK-BASED COMPENSATION

         As of February 25, 2007, the Company had a 1992 Stock Option Plan and a 2002 Stock Option Plan, and no other stock-based compensation plan. Both Stock Option Plans have been approved by the Company's stockholders and provide for the grant of stock options to directors and key employees of the Company. All options granted under such Plans have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant, which pursuant to the terms of the Plans, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted. Options granted under the Plans become exercisable 25% one year from the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant and expire 10 years from the date of grant. The authority to grant additional options under the 1992 Stock Option Plan expired on March 24, 2002, and options to purchase a total of 900,000 shares of common stock were authorized for grant under the 2002 Stock Option Plan. At February 25, 2007, 1,418,470 shares of common stock of the Company were reserved for issuance upon exercise of stock options under the 1992 Stock Option Plan and the 2002 Stock Option Plan and 351,843 shares were available for future grant under the 2002 Stock Option Plan. Options to purchase 174,700 and 157,250 shares of common stock were granted during the 2007 fiscal year and 2006 fiscal year, respectively.

         Effective February 27, 2006, the beginning of the Company's 2007 fiscal year, the Company began recording compensation expense associated with stock options, the only form of equity compensation issued by the Company, in accordance with Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS 123R"), and Securities and Exchange Commission Staff Accounting Bulletin No. 107. Prior to
         February 27, 2006, the Company accounted for equity compensation according to the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and, therefore, no related compensation expense was recorded in the statements of earnings for awards granted with no intrinsic value. The Company adopted the modified prospective transition method pursuant to SFAS 123R, and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation costs associated with equity compensation recognized during the 13 weeks and 52 weeks ended February 25, 2007 included (1) quarterly amortization related to the remaining unexercisable portion of all stock options granted prior to February 27, 2006 based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and (2) quarterly amortization related to all stock options granted subsequent to February 27, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

         The Company determines the fair value of stock options on the dates of grants using an option pricing model with assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the risk-free interest rate of the options, the expected life of the options, the expected volatility of the market price of the Company's common stock over the term of the options, the expected dividends to be paid on the Company's common stock, and an estimate of the amount of options that are expected to be forfeited. The Company uses the Black-Scholes option-pricing model to determine the fair value of options under SFAS 123R and the original SFAS 123. The compensation expense for stock options includes an estimate for forfeitures and is recognized over the vesting term using the ratable method. Prior to the Company's adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123R requires that such benefits be recorded as a financing cash inflow rather than as a reduction of taxes paid. For the 13 weeks and 52 weeks ended February 25, 2007 no excess tax benefits were generated from option exercises.

         As a result of the adoption of SFAS 123R, the Company's earnings before income taxes for the 13 weeks and 52 weeks ended February 25, 2007 were $350 and $1,283, respectively, lower than under the previous accounting methodology for stock-based compensation. The future compensation expense affecting earnings before income taxes for options outstanding at February 25, 2007 will be $2,590 as a result of the adoption of SFAS 123R.

         If compensation expense for the Company's stock option plans had been determined based upon estimated fair values at the grant dates in accordance with SFAS 123, the Company's pro forma net income and basic and diluted earnings per common share for the 2006 and 2005 fiscal years for stock options granted prior to the adoption of SFAS 123R would have been as follows (in thousands, except for per share data):

                                                       2006            2005
                                                   ------------    ------------
         Net earnings                              $     26,875    $     21,605
         Deduct: Total stock-based employee
          compensation determined under fair
          value based method for all awards, net
          of tax effects                                 (1,627)         (1,803)
                                                   ------------    ------------
         Pro forma net earnings                    $     25,248    $     19,802
                                                   ============    ============
         Basic earnings per share:
           As reported                             $       1.34    $       1.09
           Pro forma                               $       1.26    $       1.00
         Diluted earnings per share:
           As reported                             $       1.33    $       1.08
           Pro forma                               $       1.25    $       0.97

         The weighted average fair value for options was estimated at the dates of grants using the Black-Scholes option-pricing model to be $10.84 for fiscal year 2007, $7.77 for fiscal year 2006 and $8.41 for fiscal year 2005, with the following assumptions: risk free interest rate of 4.0%-5.0% for fiscal year 2007 and 5.0% for fiscal years 2006 and 2005; expected volatility factors of 34.4%-58.8%, 34%-36% and 38%-46% for fiscal years 2007, 2006 and 2005, respectively; expected dividend yield of 1.0%-1.6% for fiscal year 2007, 1.3% for fiscal year 2006 and 1.6% for fiscal year 2005; and estimated option terms of 4.0-5.6 years for fiscal year 2007, and 4.0 years for fiscal years 2006 and 2005.

         The estimated term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk free interest rate is based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the estimated term of the options at the date of the grant. Volatility is based on historical volatility of the company stock.

         Information with respect to options follows:

                                                                     Weighted
                                                                     Average
                                                    Outstanding      Exercise
                                                      Options          Price
                                                   ------------    ------------
         Balance, February 29,2004                    1,396,653    $      19.91
         Granted                                        183,900           22.86
         Exercised                                     (152,327)          13.04
         Terminated or expired                         (144,407)          23.89
                                                   ------------
         Balance, February 27, 2005                   1,283,819    $      20.71
         Granted                                        157,250           24.57
         Exercised                                     (218,770)          17.89
         Terminated or expired                         (218,845)          25.89
                                                   ------------
         Balance, February 26, 2006                   1,003,454    $      20.80
         Granted                                        174,700           25.35
         Exercised                                      (80,236)          17.85
         Terminated or expired                          (31,291)          26.07
                                                   ------------
         Balance, February 25, 2007                   1,066,627           21.61
                                                   ============
         Exercisable February 25, 2007                  714,615    $      20.13
                                                   ============

         The following table summarizes information concerning outstanding and exercisable options at February 25, 2007.

                                                                Weighted
                                                                Average
                                                Weighted       Remaining
                                                 Average       Contractual    Aggregated
                                  Number of     Exercise        Term In        Intrinsic
                                   Options       Price            Years          Value
                                  ---------   ------------    ------------   ------------
Outstanding at February 25, 2007  1,066,627   $      20.61            5.33   $      7,446
Exercisable at February 25, 2007    714,615          20.13            3.68          6,046

         The total values realized (the market value of the underlying shares on the date of exercise, less the exercise price, times the number of shares acquired) from the exercise of options during the 2007, 2006 and 2005 fiscal years were $1,153, $1,424 and $1,489, respectively. Stock options available for future grant under the 2002 Stock Option Plan at February 25, 2007 and February 26, 2006 were 351,843 and 502,453, respectively.

8.       STOCKHOLDERS' EQUITY

         a. Stockholders' Rights Plan - On July 20, 2005, the Board of Directors renewed the Company's stockholders' rights plan on substantially the same terms as its previous rights plan which expired in July, 2005. In accordance with the Company's stockholders' rights plan, a right (the "Right") to purchase from the Company a unit consisting of one one-thousandth
                  (1/1000) of a share (a "Unit") of Series B Junior Participating Preferred Stock, par value $1.00 per share (the "Series B Preferred Stock"), at a purchase price of $150 (the "Purchase Price") per Unit, subject to adjustment, is attached to each outstanding share of the Company's common stock. The Rights expire on July 20, 2015. Subject to certain exceptions, the Rights will become exercisable 10 business days after a person acquires 15 percent or more of the Company's outstanding common stock or commences a tender offer that would result in such person's owning 15 percent or more of such stock. If any person acquires 15 percent or more of the Company's outstanding common stock, the rights of holders, other than the acquiring person, become rights to buy shares of the Company's common stock (or of the acquiring company if the Company is involved in a merger or other business combination and is not the surviving corporation) having a market value of twice the Purchase Price of each Right. The Company may redeem the Rights for $.01 per Right until 10 business days after the first date of public announcement by the Company that a person acquired 15 percent or more of the Company's outstanding common stock.

         b. Reserved Common Shares - At February 25, 2007, 1,418,470 shares of common stock were reserved for issuance upon exercise of stock options.

         c. Accumulated Other Comprehensive Income - Accumulated balances related to each component of other comprehensive income were as follows:

                                                    February 25,  February 26,
                                                        2007          2006
                                                    ------------  -------------
                  Currency translation adjustment   $      5,010  $       3,326
                  Unrealized losses on investments         (246)           (891)
                                                    ------------  -------------
                  Accumulated balance               $      4,764  $       2,435
                                                    ============  =============

         d. Dividends Declared - On July 20, 2006, the Company announced that its Board of Directors had declared a special cash dividend of $1.00 per share, which was paid August 22, 2006 and was in addition to the Company's regular quarterly cash dividends of $0.08 per share; and on October 19, 2005, the Company announced that its Board of Directors had declared a special cash dividend of $1.00 per share, which was paid December 15, 2005 and was in addition to the Company's regular quarterly cash dividends of $0.08 per share.

9.       EARNINGS PER SHARE

         Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing net earnings by the sum of (a) the weighted average number of shares of common stock outstanding during the period and (b) the potential common stock equivalents outstanding during the period. Stock options are the only common stock equivalents; and the number of dilutive options is computed using the treasury stock method.

         The following table sets forth the calculation of basic and diluted earnings per share for the last three fiscal years:

                                                     2007            2006            2005
                                                 ------------    ------------    ------------
           Net earnings                          $     39,791    $     26,875    $     21,605
                                                 ============    ============    ============
           Weighted average common shares
            outstanding for basic EPS              20,175,422      20,046,900      19,879,278
           Net effect of dilutive options             141,418         163,300         195,741
                                                 ------------    ------------    ------------
           Weighted average shares outstanding
            for diluted EPS                        20,316,840      20,210,200      20,075,019
                                                 ============    ============    ============
           Basic earnings per share              $       1.97            1.34    $       1.09
                                                 ============    ============    ============
           Diluted earnings per share            $       1.96    $       1.33    $       1.08
                                                 ============    ============    ============

         Common stock equivalents, which were not included in the computation of diluted earnings per share because either the effect would have been antidilutive or the options' exercise prices were greater than the average market price of the common stock, were 3,619, 100,058 and 99,447 for the fiscal years 2007, 2006 and 2005, respectively.

10.      DISCONTINUED OPERATIONS AND PENSION LIABILITY

         On February 4, 2004, the Company announced that it was discontinuing its financial support of its Dielektra GmbH ("Dielektra") subsidiary located in Cologne, Germany, due to the continued erosion of the European market for the Company's high technology products. Without Park's financial support, Dielektra filed an insolvency petition, which the Company believes will result in the liquidation of Dielektra. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", Dielektra is treated as a discontinued operation. As a result of the discontinuation of financial support for Dielektra, the Company recognized an impairment charge of $22,023 for the write-off of Dielektra assets and other costs during the fourth quarter of the 2004 fiscal year. The liabilities from discontinued operations are reported separately on the Consolidated Balance Sheet. These liabilities from discontinued operations included $12,094 for Dielektra's deferred pension liability. The Company expects to recognize a gain of approximately $17 million related to the reversal of these liabilities when the Dielektra insolvency process is completed, although it is unclear when the process will be completed.

         Liabilities for discontinued operations as of February 25, 2007 and February 26, 2006 consisted of the following:

                                                   February 25,    February 26,
                                                       2007            2006
                                                   ------------    ------------
         Environmental and
           other liabilities                       $      5,087    $      5,157
         Pension liabilities                             12,094          12,094
                                                   ------------    ------------
           Total liabilities                       $     17,181    $     17,251
                                                   ============    ============

11.      REALIGNMENT AND SEVERANCE CHARGES

         During the 2006 fiscal year first quarter, the Company recorded a charge of $1,059 for employment termination benefits for a workforce reduction at its Neltec Europe SAS subsidiary in Mirebeau, France, $170 of which was reversed in the 2006 fiscal year fourth quarter. The payment of these termination benefits was substantially completed by the end of the 2006 fiscal year.

         During the 2005 fiscal year third quarter, the Company recorded $625 of charges for severance payments for workforce reductions at its North American and European volume printed circuit materials operations. These severance payments were made to employees during the 2005 fiscal year third quarter and there were no remaining liabilities as of February 27, 2005.

         The Company recorded pre-tax charges of $1,934 and $6,504 during the first and second quarters, respectively, of the 2004 fiscal year related to the realignment of its North America volume printed circuit materials operations in Newburgh, New York and Fullerton, California. During the fourth quarter of fiscal year 2004 the Company recorded pretax charges of $112 related to workforce reductions in Europe and recovered $81 from sales of impaired assets related to its European operations. The components of these charges and the related liability balances and activity for the year ended February 25, 2007 are set forth below.

                                                 Paid or
                                               Reversed in                                   Present        2/25/07
                                Original          Prior         Balance        Charges        Value        Remaining
                                 Charge           Years         2/26/06         Paid        Adjustment    Liabilities
                              ------------    ------------   ------------   ------------   ------------   ------------
Neltec Europe
  Termination benefits        $      1,059    $       (853)  $        206   $        (40)  $          -   $        166
New York and California and
 other realignment charges:
  Lease payments,
    taxes, utilities
    and other                        7,292          (2,079)         5,213           (494)          (570)         4,149
  Termination benefits               1,258          (1,258)             -              -              -              -
                              ------------    ------------   ------------   ------------   ------------   ------------
                              $      9,609    $     (4,190)  $      5,419   $       (534)  $       (570)  $      4,315
                              ============    ============   ============   ============   ============   ============

         The termination benefits were for the termination of hourly and salaries, administrative, manufacturing and support employees. Such employees were terminated in France during the 2006 fiscal year second quarter and in North America during the 2004 fiscal year first, second and third quarters. The major portion of the termination benefits were paid for such employees in France during the second, third and fourth quarters of the 2006 fiscal year, and the termination benefits were paid for such employees in North America in installments during fiscal year 2004. The lease charges covered one lease obligation payable through December 2004 and a portion of another lease obligation payable through September 2013. For the 13 and 52 weeks ended February 25, 2007, the Company applied $123 and $494 respectively, of payments against the liability.

         As a result of the foregoing employee terminations and other less significant employee terminations in connection with business contractions and in the ordinary course of business and substantial numbers of employee resignations and retirements in the ordinary course of business, the total number of employees employed by the Company declined to approximately 950 as of February 25, 2007.

12.      GAIN ON INSURANCE SETTLEMENT

         In the 2005 fiscal year third quarter, the Company settled an insurance claim for damages sustained by the Company in Singapore as the result of an explosion that occurred in November 2002 in one of the four treaters located at its Nelco manufacturing facility in Singapore. During the 2005 fiscal year third quarter, the Company received $5,816 related to this insurance claim. The proceeds represent reimbursement for assets destroyed in the accident and for business interruption losses. As a result, the Company recognized a $4,745 gain during the 2005 fiscal year third quarter.

13.      INSURANCE ARRANGEMENT TERMINATION CHARGE

         During the 2007 fiscal year second quarter ended August 27, 2006, the Company terminated a split-dollar life insurance arrangement with Jerry Shore, the Company's founder and former Chairman, President and Chief Executive Officer. The insurance arrangement, which involved two life insurance policies payable on the death of the survivor of Jerry Shore and his spouse with an aggregate face value of $5 million and annual premium payments by the Company of approximately $129, was implemented in 1997 but discontinued in 2004 in light of certain provisions of the Sarbanes-Oxley Act of 2002 and due to changes in the income taxation of split-dollar life insurance arrangements. The arrangement is more fully described in the Company's annual proxy statements for each of the years 1998 through 2006. Pursuant to an agreement entered into between Jerry Shore and the Company, the termination of the insurance arrangement involved a payment of $1,335 by the Company to Mr. Shore in January 2007. Such termination and payment resulted in a net cash cost to the Company of $685, after the Company's receipt of a portion of the cash surrender value of the life insurance policies. The Company recorded a pre-tax charge of $1,316 in the 2007 fiscal year second quarter ended August 27, 2006 in connection with this termination and recognized a $499 tax benefit relating to this insurance termination charge.

14.      EMPLOYEE BENEFIT PLANS

         a. Profit Sharing Plan - The Company and certain of its subsidiaries have a non-contributory profit sharing retirement plan covering their regular full-time employees. The plan may be modified or terminated at any time, but in no event may any portion of the contributions revert back to the Company. The Company's estimated contributions are accrued at the end of each fiscal year and paid to the plan in the subsequent fiscal year. The Company's actual contributions to the plan were $847 and $687 for fiscal years 2006 and 2005, respectively. The contribution estimated for fiscal year 2007 has not been paid. Contributions are discretionary and may not exceed the amount allowable as a tax deduction under the Internal Revenue Code.

         b. Savings Plan - The Company also sponsors a 401(k) savings plan, pursuant to which the contributions of employees of certain subsidiaries were partially matched by the Company in the amounts of $247, $218 and $236 in fiscal years 2007, 2006 and 2005, respectively.

15.      LEASE COMMITMENTS

         The Company conducts certain of its operations in leased facilities, which include several manufacturing plants, warehouses and offices, and land leases. The leases on facilities are for terms of up to 10 years, the latest of which expires in 2015. Many of the leases contain renewal options for periods ranging from one to ten years and require the Company to pay real estate taxes and other operating costs. The latest land lease expiration is 2054.

         These non-cancelable operating leases have the following payment schedule.

                         Fiscal Year           Amount
                         -----------         ----------
                            2008                  2,029
                            2009                  1,905
                            2010                  1,931
                            2011                  1,669
                            2012                  1,108
                         Thereafter               2,541
                                             ----------
                                             $   11,183
                                             ==========

         Rental expenses, inclusive of real estate taxes and other cost $2,047, $2,257 and $2,560 for fiscal years 2007, 2006 and 2005, respectively.

16.      CONTINGENCIES

         a. Litigation - The Company is subject to a small number of proceedings, lawsuits and other claims related to environmental, employment, product and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes in these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters.

         b. Environmental Contingencies - The Company and certain of its subsidiaries have been named by the Environmental Protection Agency (the "EPA") or a comparable state agency under the Com-prehensive Environmental Response, Compensation and Liability Act (the "Superfund Act") or similar state law as potentially responsible parties in connection with alleged releases of haz- ardous substances at nine sites. In addition, a subsidiary of the Company has received cost recovery claims under the Superfund Act from other private parties involving one other site and has received requests from the EPA under the Superfund Act for information with respect to its involvement at three other sites.

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

                  The insurance carriers who provided general liability insurance coverage to the Company and its subsidiaries for the years during which the Company's subsidiaries' waste was disposed at these sites have agreed to pay, or reimburse the Company and its subsidiaries for, 100% of their legal defense and remediation costs associated with three of these sites and 25% of such costs associated with another one of these sites.

                  The total costs incurred by the Company and its subsidiaries in connection with these sites, including legal fees incurred by the Company and its subsidiaries and their assessed share remediation costs and excluding amounts paid or reimbursed by insurance carriers, were approximately $1, $1 and $2 in fiscal years 2007, 2006 and 2005, respectively. The recorded liabilities included in accrued liabilities for environmental matters were $1,757, $1,757 and $2,387 for fiscal years 2007, 2006 and 2005, respectively. As discussed in Note 10, liabilities from discontinued operations have been segregated on the Consolidated Balance Sheet and include $2,121 for environmental matters related to Dielektra.

                  Such recorded liabilities do not include environmental liabilities and related legal expenses for which the Company has concluded indemnification agreements with the insurance carriers who provided general liability insurance coverage to the Company and its subsidiaries for the years during which the Company's subsidiaries' waste was disposed at three sites for which certain subsidiaries of the Company have been named as potentially responsible parties, pursuant to which agreements such insurance carriers have been paying 100% of the legal defense and remediation costs associated with such three sites since 1985.

                  Included in cost of sales are charges for actual expenditure accruals, based on estimates, for certain environmental matters described above. The Company accrues estimated costs associated with known environmental matters, when such costs can be reasonably estimated and when the outcome appears probable. The Company believes that the ultimate disposition of known environmental matters will not have a material adverse effect on the liquidity, capital resources, business or consolidated results of operations or financial position of the Company. However, one or more of such environmental matters could have a significant negative impact on the Company's consolidated results of operations or financial position for a particular reporting period.

17.      BUSINESS SEGMENTS

         The Company considers itself to operate in one business segment because the Company's advanced composite materials product line comprises less than 10% of the Company's assets, revenues and profit from operations on an absolute basis. The Company's printed circuit materials (the Nelco(R) product line) are marketed primarily to leading independent printed circuit board fabricators, electronic manufacturing service companies, electronic contract manufacturers and major electronic original equipment manufacturers ("OEMs") located throughout North America, Europe and Asia. The Company's advanced composite materials (the Nelcote(TM) product line) customers, the majority of which are located in the United States, include OEMs, independent firms and distributors in the electronics, aerospace, and industrial industries.

         Sales are attributed to geographic region based upon the region from which the materials were invoiced to the customer. Sales between geographic regions were not significant.

         Financial information regarding the Company's operations by geographic region follows:

                                                     Fiscal Year
                                     --------------------------------------------
                                         2007            2006            2005
                                     ------------    ------------    ------------
         Sales:
         United States               $    140,390    $    124,365    $    117,109
         Europe                            34,870          34,372          34,198
         Asia                              82,117          63,514          59,880
                                     ------------    ------------    ------------
           Total sales               $    257,377    $    222,251    $    211,187
                                     ============    ============    ============
         Long-lived assets:
         United States               $     25,600    $     27,769    $     32,610
         Europe                             4,659           9,077          10,856
         Asia                              25,331          20,105          20,183
                                     ------------    ------------    ------------
           Total long-lived assets   $     55,590    $     56,951    $     63,649
                                     ============    ============    ============

18.      CUSTOMER AND SUPPLIER CONCENTRATIONS

         a. Customers - Sales to Sanmina-SCI Corporation were 16.7%, 19.4% and 16.2% of the Company's total worldwide sales for fiscal years 2007, 2006 and 2005, respectively. Sales to TTM
                  Technologies Inc. "TTM") were 10.7%, 11.7% and 13.3% of the Company's total worldwide sales for fiscal years 2007, 2006 and 2005. The sales to TTM during the 2007, 2006 and 2005 fiscal years included sales to Tyco Printed Circuit Group L.P., which was acquired by TTM during the Company's 2007 fiscal year; and the sales to Sanmina-SCI Corporation during the 2005 fiscal year included sales to Pentex Schweitzer, which was acquired by Sanmina during the Company's 2006 fiscal year. Sales to Multilayer Technology, Inc. were 8.6%, 10.4% and 9.5% of the Company's total worldwide sales for fiscal year 2007, 2006 and 2005, respectively.

                  While no other customer accounted for 10% or more of the Company's total worldwide sales in fiscal years 2007, 2006 and 2005, and the Company is not dependent on any single customer, the loss of a major printed circuit materials customer or of a group of customers could have a material adverse effect on the Company's business or consolidated results of operations or financial position.

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

19.      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In May 2005, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS No. 154 requires retrospective application to prior periods financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 became effective for the Company's 2007 fiscal year and did not have a material effect on the Company's Consolidated Financial Statements.

         In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- an Interpretation of FASB Statement No. 109" ("FIN 48"). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". It prescribes a recognition threshold and measurement methodology for financial statement reporting purposes and promulgates a series of new disclosures of tax positions taken or expected to be taken on a tax return for which less than all of the resulting tax benefits are expected to be realized. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt this Interpretation in the first quarter of its 2008 fiscal year, which will begin February 26, 2007. The Company is currently evaluating the requirements of FIN 48 and has not yet determined the impact of such requirements on the Company's Consolidated Financial Statements.

         In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the United States ("GAAP"), and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require, or permit, assets or liabilities to be measured at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is permitted. SFAS 157 did not have a material effect on the Company's Consolidated Financial Statements.

         In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB No. 108"), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. If the effect of the initial misstatement is determined to be material, the cumulative effect may be reported as an adjustment to the beginning of year retained earnings with disclosure of the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. The Company adopted SAB No. 108 in the fourth quarter of fiscal year 2007. The Company has not discovered material errors in prior years with material effects as of the date of this Form l0-K Annual Report.

         In February 2007, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 did not have a material effect on the Company's Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                         Quarter
                                ----------------------------------------------------------
                                   First           Second         Third          Fourth
                                ------------    ------------   ------------   ------------
                                         (In thousands, except per share amounts)
Fiscal 2007:
Net sales                             62,838          66,518         68,195         59,826
Gross profit                          16,363          16,044         17,241         14,459

Net earnings                           8,894          12,544          9,529          8,824

Basic earnings per share:
Net earnings per share          $       0.44    $       0.62   $       0.47   $       0.44
Diluted earnings per share:
Net earnings per share          $       0.44    $       0.62   $       0.47   $       0.44

 Weighted average common
  shares outstanding:
   Basic                              20,135          20,183         20,189         20,194
   Diluted                            20,357          20,295         20,332         20,283

Fiscal 2006:
Net sales                       $     55,676    $     52,442   $     57,159   $     56,974
Gross profit                          12,030          11,595         15,292         15,684

Net earnings                           5,328           6,057          9,745          5,745

Basic earnings per share:
Net earnings per share          $       0.27    $       0.30   $       0.48   $       0.29
Diluted earnings per share:
Net earnings per share          $       0.27    $       0.30   $       0.48   $       0.28

 Weighted average common
  shares outstanding:
   Basic                              19,947          20,032         20,099         20,109
   Diluted                            20,076          20,223         20,251         20,291

     Earnings per share are computed separately for each quarter. Therefore, the sum of such quarterly per share amounts may differ from the total for the years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

         (a)      Disclosure Controls and Procedures.

         The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of February 25, 2007, the end of the fiscal year covered by this annual report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such fiscal year, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

         (b) Management's Annual Report on Internal Control Over Financial Reporting.

         The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company,
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of February 25, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on management's assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of February 25, 2007.

The Company's independent auditor has issued its audit report on management's assessment of the Company's internal control over financial reporting. That report appears in Item 9A(c) below.

         (c)      Attestation Report of the Registered Public Accounting Firm.

Stockholders and Board of Directors of
  Park Electrochemical Corp.

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, that Park Electrochemical Corp. and subsidiaries maintained effective internal control over financial reporting as of February 25, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Park Electrochemical Corp. and subsidiaries maintained effective internal control over financial reporting as of February 25, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respect, effective internal control over financial reporting as of February 25, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of February 25, 2007 and February 26, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 25, 2007, and our report dated May 8, 2007 expressed an unqualified opinion on those financial statements.


                                                       /s/GRANT THORNTON LLP

New York, New York
May 8, 2007

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

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

         The information called for by this item (except for information as to the Company's executive officers, which information appears elsewhere in this Report) is incorporated by reference to the Company's definitive proxy statement for the 2007 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION.

         The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2007 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2007 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

         The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2007 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         This information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2007 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

                                                                                        Page
                                                                                        ----
         (a)      Documents filed as a part of this Report

           (1)        Financial Statements:

                      The  following  Consolidated  Financial  Statements of the
                      Company are included in Part II, Item 8:

                      Report of Independent Registered Public Accounting Firm            41

                      Balance Sheets                                                     42

                      Statements of Operations                                           43

                      Statements of Stockholders' Equity                                 44

                      Statements of Cash Flows                                           45

                      Notes to Consolidated Financial Statements (1-18)                  46

           (2)        Financial Statement Schedules:

                      The following additional information should be read in conjunction with the Consolidated Financial Statements of the Registrant described in Item 15(a)(1) above:

                      Schedule II - Valuation and Qualifying Accounts                    72

                      All other schedules have been omitted because they are not applicable or not required, or the information is included elsewhere in the financial statements or notes thereto.

           (3)        Exhibits:

                      The information required by this Item relating to Exhibits to this Report is included in the Exhibit Index beginning on page 73 hereof.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 8, 2007                   PARK ELECTROCHEMICAL CORP.


                                     By:   /s/ Brian E. Shore
                                           -------------------------------------
                                           Brian E. Shore,
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature               Title                                                   Date
---------------------   -----------------------------------------------------   -----------

/s/ Brian E. Shore      Chairman of the Board, President and Chief Executive
---------------------   Officer and Director (principal executive officer)      May 8, 2007
Brian E. Shore

/s/ James L. Zerby      Vice President and Chief Financial Officer (principal
---------------------   financial officer)                                      May 8, 2007
James L. Zerby

/s/ Dale Blanchfield    Director                                                May 8, 2007
---------------------
Dale Blanchfield

/s/ Anthony Chiesa      Director                                                May 8, 2007
---------------------
Anthony Chiesa

/s/ Lloyd Frank         Director                                                May 8, 2007
---------------------
Lloyd Frank

/s/ Steven T. Warshaw   Director                                                May 8, 2007
---------------------
Steven T. Warshaw

                   PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                                Column C
                      Column A                           Column B               Additions              Column D        Column E
----------------------------------------------------   ------------   ----------------------------   ------------    ------------
                                                        Balance at                                                    Balance at
                                                       Beginning of     Costs and                                       End of
                     Description                          Period        Expenses         Other        Reductions        Period
----------------------------------------------------   ------------   ------------    ------------   ------------    ------------
DEFERRED INCOME TAX ASSET VALUATION ALLOWANCE:
52 weeks ended February 25, 2007                       $ 12,445,000   $  1,286,000               -   $ (3,500,000)   $ 10,231,000
                                                       ============   ============                   ============    ============
52 weeks ended February 26, 2006                       $ 18,212,000   $ (2,840,000)              -   $ (2,927,000)   $ 12,445,000
                                                       ============   ============                   ============    ============
52 weeks ended February 27, 2005                       $ 21,564,000   $ (3,352,000)              -              -    $ 18,212,000
                                                       ============   ============                                   ============

                                                                                               Column D
                      Column A                           Column B       Column C                Other                  Column E
----------------------------------------------------   ------------   ------------    ---------------------------    ------------
                                                        Balance at     Charged to       Accounts                      Balance at
                                                       Beginning of     Costs and       Written      Translation        End of
                     Description                          Period        Expenses          Off         Adjustment        Period
----------------------------------------------------   ------------   ------------    ------------   ------------    ------------
                                                                                          (A)
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

52 weeks ended February 25, 2007                       $  1,930,000   $   (623,000)   $   (140,000)  $    (23,000)   $  1,144,000
                                                       ============   ============    ============   ============    ============
52 weeks ended February 26, 2006                       $  1,984,000   $     (1,000)   $    (26,000)  $    (27,000)   $  1,930,000
                                                       ============   ============    ============   ============    ============
52 weeks ended February 27, 2005                       $  1,845,000   $     90,000    $    (28,000)  $     77,000    $  1,984,000
                                                       ============   ============    ============   ============    ============

(A)      Uncollectible accounts, net of recoveries.

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Numbers  Description                                                               Page
-------  -----------------------------------------------------------------------   ----
3.1      Restated Certificate of Incorporation, dated March 28, 1989, filed with the  Secretary of State of the State of New York on April 10, 1989,  as
         amended  by   Certificate   of   Amendment   of  the   Certificate   of
         Incorporation,  increasing  the number of  authorized  shares of Common stock from 15,000,000 to 30,000,000 shares,  dated July 12, 1995, filed with the  Secretary of State of the State of New York on July 17, 1995,
         and by  Certificate of Amendment of the  Certificate of  Incorporation,
         amending  certain  provisions  relating to the rights,  preferences and limitations of the shares of a series of Preferred  Stock,  date August
         7, 1995,  filed with the Secretary of State of the State of New York on
         August 16, 1995  (Reference  is made to Exhibit  3.01 of the  Company's
         Annual  Report on Form 10-K for the fiscal  year  ended  March 3, 2002,
         Commission File No. 1-4415, which is incorporated herein by reference.)     -

3.2      Certificate  of  Amendment  of  the   Certificate   of   Incorporation,
         increasing  the  number  of  authorized  shares of  Common  Stock  from
         30,000,000 to 60,000,000 shares, dated October 10, 2000, filed with the
         Secretary  of  State  of the  State of New  York on  October  11,  2000
         (Reference  is made to Exhibit 3.02 of the  Company's  Annual Report on
         Form 10-K for the fiscal year ended March 2, 2003,  Commission File No.
         1-4415, which is incorporated herein by reference.) ...................     -

3.3      Certificate of Amendment of the Certificate of Incorporation, canceling
         Series A Preferred  Stock of the Company and authorizing a new Series B
         Junior  Participating  Preferred  Stock of the Company,  dated July 21,
         2005,  filed  with the  Secretary  of the State of New York on July 21,
         2005 (Reference is made to Exhibit 3.1 of the Company's  Current Report on Form 8-K filed on July 21, 2005,  Commission File No. 1-4415,  which
         is incorporated herein by reference) ..................................     -

3.4      By-Laws,  as amended May 21, 2002 (Reference is made to Exhibit 3.03 of the  Company's  Annual  Report on Form 10-K for the  fiscal  year ended
         March 3, 2002, Commission File No. 1-4415, which is incorporated herein
         by reference.) ........................................................     -

4.1      Rights  Agreement,  dated as of July 20, 2005,  between the Company and
         Registrar  and  Transfer  Company,  as Rights  Agent,  relating  to the
         Company's  Preferred  Stock  Purchase  Rights.  (Reference  is  made to
         Exhibit  1 to Form  8-A  filed on July 21,  2005,  Commission  File No.
         1-4415, which is incorporated herein by reference.) ...................     -

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
         1-4415, which is incorporated herein by reference.) ...................     -

Exhibit
Numbers  Description                                                               Page
-------  -----------------------------------------------------------------------   ----
10.2     Lease dated  December 12, 1989 between Nelco  Products,  Inc. and James
         Emmi  regarding  real property  located at 1107 East  Kimberly  Avenue,
         Anaheim,  California  and letter  dated  December  29,  1994 from Nelco
         Products, Inc. to James Emmi exercising its option to extend such Lease
         (Reference is made to Exhibit  10.02 of the Company's  Annual Report on
         Form 10-K for the fiscal year ended March 3, 2002,  Commission File No.
         1-4415, which is incorporated herein by reference.) ...................     -

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
         1-4415, which is incorporated herein by reference.) ...................     -

10.3(a)  Second  Addendum  to Lease dated  January  26, 1987 to Lease  Agreement dated  August  16,  1983  (see  Exhibit  10.03  hereto)  between  Nelco
         Products,  Inc. and  TCLW/Fullerton  regarding real property located at
         1421 E. Orangethorpe Avenue,  Fullerton,  California (Reference is made to Exhibit 10.03(a) of the Company's Annual Report on Form 10-K for the
         fiscal year ended March 3, 2002,  Commission File No. 1-4415,  which is
         incorporated herein by reference.) ....................................     -

10.3(b)  Third  Addendum to Lease dated  January 7, 1991 and Fourth  Addendum to
         Lease dated  January 7, 1991 to Lease  Agreement  dated August 16, 1983
         (see  Exhibit  10.03  hereto)   between   Nelco   Products,   Inc.  and
         TCLW/Fullerton  regarding real property  located at 1411, 1421 and 1431
         E. Orangethorpe Avenue,  Fullerton,  California.  (Reference is made to
         Exhibit  10.03(b) of the  Company's  Annual Report on Form 10-K for the
         fiscal year ended March 2, 1997,  Commission File No. 1-4415,  which is
         incorporated herein by reference.) ....................................     -

10.3(c)  Fifth  Addendum to Lease  dated July 5, 1995 to Lease dated  August 16,
         1983 (see  Exhibit  10.03  hereto)  between  Nelco  Products,  Inc. and
         TCLW/Fullerton  regarding real property located at 1411 E. Orangethorpe
         Avenue, Fullerton, California (Reference is made to Exhibit 10.03(c) of the  Company's  Annual  Report on Form 10-K for the  fiscal  year ended
         March 3, 2002, Commission File No. 1-4415, which is incorporated herein
         by reference.) ........................................................     -

10.4     Lease  Agreement  dated May 26, 1982 between  Nelco  Products Pte. Ltd.
         (lease was originally entered into by Kiln Technique (Private) Limited, which subsequently assigned this lease to Nelco Products Pte. Ltd.) and the Jurong Town  Corporation  regarding real property  located at 4 Gul
         Crescent,  Jurong, Singapore (Reference is made to Exhibit 10.04 of the
         Company's Annual Report on Form 10-K for the fiscal year ended March 3,
         2002,  Commission  File No.  1-4415,  which is  incorporated  herein by
         reference.) ...........................................................     -

Exhibit
Numbers  Description                                                               Page
-------  -----------------------------------------------------------------------   ----
10.4(a)  Deed of  Assignment,  dated April 17, 1986 between Nelco  Products Pte.
         Ltd.,  Kiln Technique  (Private)  Limited and Paul Ma, Richard Law, and
         Michael Ng, all of Peat Marwick & Co., of the Lease Agreement dated May
         26, 1982 (see Exhibit 10.04 hereto)  between Kiln  Technique  (Private)
         Limited and the Jurong Town Corporation regarding real property located at 4 Gul  Crescent,  Jurong,  Singapore  (Reference  is made to Exhibit
         10.04(a)  of the  Company's  Annual  Report on Form 10-K for the fiscal year  ended  March  3,  2002,  Commission  File  No.  1-4415,  which is
         incorporated herein by reference.) ....................................     -

10.5     1992 Stock  Option Plan of the Company,  as amended by First  Amendment thereto. (Reference is made to Exhibit 10.06(b) of the Company's Annual
         Report on Form 10-K for the fiscal year ended March 1, 1998, Commission
         File No.  1-4415,  which is  incorporated  herein  by  reference.  This
         exhibit is a management contractor compensatory plan or arrangement.) .     -

10.6     Lease dated April 15, 1988 between  FiberCote  Industries,  Inc. (lease was initially entered into by USP Composites,  Inc., which subsequently
         changed  its  name  to   FiberCote   Industries,   Inc.)  and  Geoffrey
         Etherington,  II  regarding  real  property  located at 172 East Aurora
         Street,  Waterbury,  Connecticut (Reference is made to Exhibit 10.07 of the  Company's  Annual  Report on Form 10-K for the  fiscal  year ended
         March 3, 2002, Commission File No. 1-4415, which is incorporated herein
         by reference.) ........................................................     -

10.6(a)  Amendment  to Lease  dated  December  21, 1992 to Lease dated April 15,
         1988 (see Exhibit 10.06 hereto) between FiberCote Industries,  Inc. and
         Geoffrey  Etherington  II regarding  real property  located at 172 East
         Aurora  Street,  Waterbury,  Connecticut  (Reference is made to Exhibit
         10.07(a)  of the  Company's  Annual  Report on Form 10-K for the fiscal year  ended  March  3,  2002,  Commission  File  No.  1-4415,  which is
         incorporated herein by reference.) ....................................     -

10.6(b)  Letter dated June 30, 1997 from FiberCote Industries,  Inc. to Geoffrey
         Etherington  II  extending  the Lease dated April 15, 1988 (see Exhibit
         10.06  hereto)  between   FiberCote   Industries,   Inc.  and  Geoffrey
         Etherington  II  regarding  real  property  located at 172 East  Aurora
         Street,  Waterbury Connecticut.  (Reference is made to Exhibit 10.08(b)
         of the  Company's  Annual Report on Form 10-K for the fiscal year ended
         March 1, 1998, Commission File No. 1-4415, which is incorporated herein
         by reference.) ........................................................     -

10.7     Lease dated December 12, 1990 between  Neltec,  Inc. and NZ Properties,
         Inc.  regarding  real  property  located at 1420 W. 12th Place,  Tempe,
         Arizona.  (Reference is made to Exhibit  10.13 of the Company's  Annual
         Report on Form 10-K for the fiscal year ended March 2, 1997, Commission
         File No. 1-4415, which is incorporated herein by reference.) ..........     -

Exhibit
Numbers  Description                                                               Page
-------  -----------------------------------------------------------------------   ----
10.7(a)  Letter dated January 8, 1996 from Neltec,  Inc. to NZ Properties,  Inc.
         exercising  its option to extend the Lease dated December 12, 1990 (see
         Exhibit 10.7 hereto)  between  Neltec,  Inc.  and NZ  Properties,  Inc.
         regarding real property located at 1420 W. 12th Place, Tempe,  Arizona.
         (Reference is made to Exhibit  10.13(a) of the Company's  Annual Report on Form 10-K for the fiscal year ended March 2, 1997,  Commission  File
         No. 1-4415, which is incorporated herein by reference.) ...............     -

10.7(b)  Letter dated January 25, 2001 from Neltec, Inc. to NZ Properties,  Inc.
         exercising  its option to extend the Lease dated December 12, 1990 (see
         Exhibit 10.7 hereto)  between  Neltec,  Inc.  and NZ  Properties,  Inc.
         regarding real estate  property  located at 1420 W. 12th Place,  Tempe,
         Arizona  (Reference is made to Exhibit 10.7(b) of the Company's  Annual
         Report  on Form l0-K for the  fiscal  year  ended  February  26,  2006,
         Commission File No. 1-4415, which is incorporated herein by reference.)     -

10.7(c)  Letter  dated  February  14,  2006  from  Neltec,   Inc.  to  REB  Ltd.
         Properties,  Inc.  exercising  its  option  to extend  the Lease  dated
         December 12, 1990 (see Exhibit 10.7 hereto) between Neltec, Inc. and NZ
         Properties, Inc. regarding real property located at 1420 W. 12th Place,
         Tempe,  Arizona  (Reference is made to Exhibit 10.7(c) of the Company's
         Annual Report on Form 10-K for the fiscal year ended February 26, 2006,
         Commission File No. 1-4415, which is incorporated herein by reference.)     -

10.8     Lease  Contract  dated  February  26,  1988  between the New York State
         Department  of   Transportation   and  the  Edgewater  Stewart  Company
         regarding  real  property  located at 15 Governor  Drive in the Stewart
         International Airport Industrial Park, New Windsor, New York (Reference
         is made to Exhibit  10.13 of the  Company's  Annual Report on Form 10-K
         for the fiscal year ended March 3, 2002,  Commission  File No.  1-4415,
         which is incorporated herein by reference.) ...........................     -

10.8(a)  Assignment  and Assumption of Lease dated February 16, 1995 between New
         England Laminates Co., Inc. and the Edgewater Stewart Company regarding the  assignment of the Lease Contract (see Exhibit 10.8 hereto) for the real property located at 15 Governor Drive in the Stewart International
         Airport  Industrial  Park, New Windsor,  New York (Reference is made to
         Exhibit  10.13(a) of the  Company's  Annual Report on Form 10-K for the
         fiscal year ended March 3, 2002,  Commission File No. 1-4415,  which is
         incorporated herein by reference.) ....................................     -

10.8(b)  Lease  Amendment  No. 1 dated  February  17,  1995  between New England
         Laminates Co., Inc. and the New York State Department of Transportation
         to Lease  Contract  dated  February  26, 1988 (see Exhibit 10.8 hereto)
         regarding the real property located at 15 Governor Drive in the Stewart
         International Airport Industrial Park, New Windsor, New York (Reference
         is made to Exhibit 10.13(b) of the Company's Annual Report on Form 10-K
         for the fiscal year ended March 3, 2002,  Commission  File No.  1-4415,
         which is incorporated herein by reference.) ...........................     -

Exhibit
Numbers  Description                                                               Page
-------  -----------------------------------------------------------------------   ----
10.9     2002 Stock  Option  Plan of the Company  (Reference  is made to Exhibit
         10.01 of the  Company's  Quarterly  Report on Form 10-Q for the  fiscal quarter ended September 1, 2002,  Commission File No. 1-4415,  which is incorporated herein by reference. This exhibit is a management contract
         or compensatory plan or arrangement.) .................................     -

10.10    Forms of Incentive Stock Option  Contract for employees,  Non-Qualified
         Stock Option  Contract for  employees  and  Non-Qualified  Stock Option
         Contract for directors  under the 2002 Stock Option Plan of the Company
         (Reference is made to Exhibit  10.10 of the Company's  Annual Report on
         Form 10-K for the fiscal year ended February 27, 2005,  Commission File
         No. 1-4415, which is incorporated herein by reference. ................     -

14.1     Code of  Ethics  for  Chief  Executive  Officer  and  Senior  Financial
         Officers  adopted on May 6, 2004  (Reference is made to Exhibit 14.1 of the  Company's  Annual  Report on Form 10-K for the  fiscal  year ended
         February 29, 2004,  Commission  File No. 1-4415,  which is incorporated
         herein by reference.) .................................................     -

21.1     Subsidiaries of the Company ...........................................    78

23.1     Consent  of  Independent   Registered  Public  Accounting  Firm  (Grant
         Thornton LLP) .........................................................    79

31.1     Certification of principal  executive  officer pursuant to Exchange Act
         Rule 13a-14(a) or 15d-14(a) ...........................................    80

31.2     Certification of principal  financial  officer pursuant to Exchange Act
         Rule 13a-14(a) or 15d-14(a) ...........................................    82

32.1     Certification  of  principal  executive  officer  pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the  Sarbanes-Oxley
         Act of 2002 ...........................................................    84

32.2     Certification  of  principal  financial  officer  pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the  Sarbanes-Oxley
         Act of 2002 ...........................................................    85