Form 10-Q
period 2007-05-27
PARK ELECTROCHEMICAL CORP
filed 2007-07-02
CIK 76267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 27, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,326,414 as of July 2, 2007.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	May 27, 2007	February 25, 2007*

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$131,047	$119,051
Marketable securities	93,556	89,724
Accounts receivable, net	32,099	39,418
Inventories (Note 2)	15,958	15,090
Prepaid expenses and other current assets	3,525	3,049

Total current assets	276,185	266,332
Property, plant and equipment, net	49,727	49,895
Other assets	6,015	5,695

Total assets	$331,927	$321,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,413	$13,589
Accrued liabilities	14,382	13,058
Income taxes payable	2,484	2,354

Total current liabilities	30,279	29,001
Deferred income taxes	4,612	4,294
Other liabilities	7,170	7,279
Liabilities from discontinued operations (Note 4)	17,181	17,181

Total liabilities	59,242	57,755
Stockholders’ equity:
Common stock	2,037	2,037
Additional paid-in capital	141,737	140,030
Retained earnings	124,756	118,961
Treasury stock, at cost	(526)	(1,625)
Accumulated other comprehensive income	4,681	4,764

Total stockholders’ equity	272,685	264,167

Total liabilities and stockholders’ equity	$331,927	$321,922

*The balance sheet at February 25, 2007 has been derived from the audited financial statements at that date, except for certain reclassifications to conform to the May 27, 2007 balance sheet.

          See accompanying Notes to the Condensed Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	13 weeks ended

	May 27, 2007	May 28, 2006

	(Unaudited)
Net sales	$57,077	$62,838
Cost of sales	42,968	46,475

Gross profit	14,109	16,363
Selling, general and administrative expenses	6,572	6,761

Earnings from operations	7,537	9,602
Interest income and other income	2,311	1,949

Earnings from operations before income taxes	9,848	11,551
Income tax provision	2,437	2,657

Net earnings	$7,411	$8,894

Earnings per share (Note 6)
Basic	$0.37	$0.44
Diluted	$0.37	$0.44
Weighted average number of common and common equivalent shares outstanding:
Basic shares	20,206	20,135
Diluted shares	20,235	20,357
Dividends per share	$0.08	$0.08

          See accompanying Notes to the Condensed Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	13 weeks ended

	May 27, 2007	May 28, 2006

	(Unaudited)
Common stock and paid-in capital
Balance, beginning of period	$142,067	$139,550
SFAS 123R compensation cost	350	295
Stock option activity	795	508
Tax benefit on exercise of options	562	329

Balance, end of period	143,774	140,682

Retained earnings
Balance, beginning of period	118,961	105,808
Net earnings	7,411	8,894
Dividends	(1,616)	(1,609)

Balance, end of period	124,756	113,093

Treasury stock
Balance, beginning of period	(1,625)	(2,370)
Stock option activity	1,099	634

Balance, end of period	(526)	(1,736)

Accumulated other comprehensive income
Balance, beginning of period	4,764	2,435
Net unrealized investment gains	31	22
Translation adjustments	(114)	892

Balance, end of period	4,681	3,349

Total stockholders’ equity	$272,685	$255,388

          See accompanying Notes to the Condensed Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	13 Weeks Ended

	May 27, 2007	May 28, 2006

	(Unaudited)
Cash flows from operating activities:
Net earnings	$7,411	$8,894
Depreciation and amortization	2,034	2,324
SFAS 123R compensation	350	295
Change in operating assets and liabilities	6,875	(7,550)

Net cash provided by operating activities	16,670	3,963

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(1,806)	(469)
Proceeds from sale of fixed assets	—	594
Purchases of marketable securities	(36,703)	(57,150)
Proceeds from sales and maturities of marketable securities	33,169	11,059

Net cash (used in) provided by investing activities	(5,340)	(45,966)

Cash flows from financing activities:
Dividends paid	(1,616)	(1,609)
Proceeds from exercise of stock options	1,894	1,387
Tax benefits from stock based compensation	562	329

Net cash used in financing activities	840	107

Change in cash and cash equivalents before exchange rate changes	12,170	(41,896)
Effect of exchange rate changes on cash and cash equivalents	(174)	(49)

Change in cash and cash equivalents	11,996	(41,945)
Cash and cash equivalents, beginning of period	119,051	108,026

Cash and cash equivalents, end of period	$131,047	$66,081

Supplemental cash flow information:
Cash paid during the period for income taxes	$1,636	$4,350

          See accompanying Notes to the Condensed Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except per share amounts)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of May 27, 2007 and the consolidated statements of operations, stockholders’ equity and cash flows for the 13 weeks ended May 27, 2007 have been prepared by the Company, without audit.  In the opinion of management, these unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at May 27, 2007 and the results of operations, stockholders’ equity and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2007.

2.	INVENTORIES

Inventories consisted of the following:

	May 27, 2007	February 25, 2007

Raw materials	$7,782	$6,867
Work-in-process	3,611	3,372
Finished goods	4,171	4,535
Manufacturing supplies	394	316

	$15,958	$15,090

3.	STOCK-BASED COMPENSATION

As of May 27, 2007, the Company had a 1992 Stock Option Plan and a 2002 Stock Option Plan, and no other stock-based compensation plan. Both Stock Option Plans have been approved by the Company’s stockholders and provide for the grant of stock options to directors and key employees of the Company. All options granted under such Plans have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant, which pursuant to the terms of the Plans, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted. Options granted under the Plans become exercisable 25% one year from the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant and expire 10 years from the date of grant.  The authority to grant additional options under the 1992 Stock Option Plan expired on March 24, 2002, and options to purchase a total of 900,000 shares of common stock were authorized for grant under the 2002 Stock Option Plan.  At May 27, 2007, 1,299,818 shares of common stock of the

Company were reserved for issuance upon exercise of stock options under the 1992 Stock Option Plan and the 2002 Stock Option Plan and 351,843 options were available for future grant under the 2002 Stock Option Plan. No options were granted during the 13 weeks period ended May 27, 2007.  Options to purchase 174,700 shares of common stock were granted during the 2007 fiscal year.

Effective February 27, 2006, the beginning of the Company’s 2007 fiscal year, the Company began recording compensation expense associated with stock options, the only form of stock-based compensation issued by the Company, in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”  (“SFAS 123R”), and Securities and Exchange Commission Staff Accounting Bulletin No. 107. Prior to February 27, 2006, the Company accounted for stock-based compensation according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”(“APB 25”), and, therefore, no related compensation expense was recorded in the statements of earnings for awards granted with no intrinsic value. The Company adopted the modified prospective transition method pursuant to SFAS 123R, and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based compensation recognized during the 13 weeks ended May 27, 2007 included (1) quarterly amortization related to the remaining unvested portion of all stock options granted prior to February 27, 2006 based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and (2) quarterly amortization related to all stock options granted subsequent to February 27, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

The Company determines the fair value of stock options on the dates of grants using an option pricing model with assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, the risk-free interest rate of the options, the expected life of the options, the expected volatility of the market price of the Company’s common stock over the term of the options, the expected dividends to be paid on the Company’s common stock, and an estimate of the amount of options that are expected to be forfeited. The Company uses the Black-Scholes option-pricing model to determine the fair value of options under SFAS 123R and the original SFAS 123. The compensation expense for stock options includes an estimate for forfeitures and is recognized over the vesting term using the ratable method.

The future compensation expense affecting earnings from operations before income taxes for options outstanding at May 27, 2007 will be $2,240 as a result of the adoption of SFAS 123R.

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

The estimated term of the options is based on evaluations of historical and expected future employee exercise behavior.  The risk free interest rate is based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the estimated term of the options at the date of the grant. Volatility is based on historical volatility of the Company’s stock.

The following is a summary of options for the three-month period ended May 27, 2007:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Months	Aggregated Intrinsic Value

Outstanding at February 25, 2007	1,066,627	$21.61	63.96	$7,446
Granted	0	—	—	—
Exercised	118,500	15.98	—	—
Forfeited	0	—	—	—
Expired	152	15.83	—	—

Outstanding at May 27, 2007	947,975	$22.31	68.51	$5,684
Exercisable at May 27, 2007	599,494	$21.08	49.58	$4,337

4.	DISCONTINUED OPERATIONS AND PENSION LIABILITY

On February 4, 2004, the Company announced that it was discontinuing its financial support of its Dielektra GmbH (“Dielektra”) subsidiary located in Cologne, Germany, due to the continued erosion of the European market for the Company’s high technology products. Without Park’s financial support, Dielektra filed an insolvency petition, which the Company believes will result in the liquidation of Dielektra. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, Dielektra is treated as a discontinued operation. As a result of the discontinuation of financial support for Dielektra, the Company recognized an impairment charge of $22,023 for the write-off of Dielektra assets and other costs during the fourth quarter of the 2004 fiscal year. The liabilities from discontinued operations are reported separately on the condensed consolidated balance sheet. These liabilities from discontinued operations included $12,094 for Dielektra’s deferred pension liability.

The Company expects to recognize a gain of approximately $17,000 related to the reversal of these liabilities when the Dielektra insolvency process is completed, although it is unclear when the process will be completed.

Liabilities for discontinued operations as of May 27, 2007 and February 25, 2007 consisted of the following:

	May 27, 2007	February 25, 2007

Environmental and other liabilities	$5,087	$5,087
Pension liabilities	12,094	12,094

Total liabilities	$17,181	$17,181

5.	REALIGNMENT AND SEVERANCE CHARGES

During the 2006 fiscal year first quarter, the Company recorded a $1,059 charge for employment termination benefits for a workforce reduction at its Neltec Europe SAS subsidiary in Mirebeau, France, $170 of which was reversed in the 2006 fiscal year fourth quarter.  The payment of these termination benefits was completed by the end of the 2007 fiscal year.

The company recorded charges during the 2004 fiscal year related to the realignment of its North America volume printed circuit materials operations in Newburgh, New York and Fullerton, California, including employment termination benefits and lease charges.  The termination benefits were for the termination of hourly and salaried, administrative, manufacturing and support employees.  Such employees were terminated during the 2004 fiscal year, and the termination benefits were paid in installments during such year. The lease charges covered one lease obligation payable through December 2004 and a portion of another lease obligation payable through September 2013. For the 13 weeks ended May 27, 2007, the Company applied $109 of payments against the liability.

The components of these charges and the related liability balances and activity through May 27, 2007 are set forth below.

	Original Charge	Paid or Reversed in Prior Years	Present Value Adjustment	Balance 2/25/07	Charges Paid	5/27/07 Remaining Liabilities

Neltec Europe termination benefits	$1,059	$(1,059)	$0	$0	$0	$0
New York and California and other realignment charges:
Lease payments, taxes, utilities and other	7,292	(2,573)	(570)	4,149	(109)	4,040

	$8,351	$(3,632)	$(570)	$4,149	$(109)	$4,040

6.	EARNINGS PER SHARE

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

The following table sets forth the calculation of basic and diluted earnings per share for the 13 weeks ended May 27, 2007 and May 28, 2006.

	13 weeks ended

	May 27, 2007	May 28, 2006

Net Earnings	$7,411	$8,894

Weighted average common shares outstanding for basic EPS	20,206	20,135
Net effect of dilutive options	29	222

Weighted average shares outstanding for diluted EPS	20,235	20,357

Basic earnings per share	$0.37	$0.44
Diluted earnings per share	$0.37	$0.44

Common stock equivalents, which were not included in the computation of diluted earnings per share because either the effect would have been antidilutive or the options’ exercise prices were greater than the average market price of the common stock, were 5 and 1 for the thirteen weeks ended May 27, 2007 and May 28, 2006, respectively.

7.	INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”) effective as of February 26, 2007.  The adoption of FIN 48 did not have an impact on the Company’s consolidated financial statements, except for the reclassification of unrecognized tax benefits of approximately $3,600, including approximately $400 for interest and penalties, to non-current “other liabilities” in the Condensed Consolidated Balance Sheets. This approximate $3,600 liability is unchanged from the February 25, 2007 balance sheet to the May 27, 2007 balance sheet.

The amount of unrecognized tax benefits may increase or decrease in the future for various reasons, including adding or reducing amounts for current year tax positions, expiration of statutes of limitation on open income tax returns, changes in management’s judgment about the level of uncertainty, status of tax examinations, and legislative activity.

A list of open tax years by major jurisdiction follows:

United States	2004 – 2007
Arizona	2003 – 2007
California	2004 – 2007
New York	2004 – 2007
France	2004 – 2007
Singapore	2004 – 2007

The Company’s policy is to include applicable interest and penalties related to unrecognized tax benefits as a component of income tax expense.

8.	BUSINESS SEGMENTS

The Company considers itself to operate in one business segment because the Company’s advanced composite materials product line comprises less than 10% of the Company’s assets, revenues, and earnings from operations on an absolute basis. The Company’s printed circuit materials (the Nelco® product line) are marketed primarily to leading independent printed circuit board fabricators, electronic manufacturing service companies, electronic contract manufacturers and major electronic original equipment manufacturers (“OEMs”) located throughout North America, Europe and Asia. The Company’s advanced composite materials (the Nelcote™ product line) customers, the majority of which are located in the United States, include OEMs, independent firms and distributors in the electronics, aerospace, and industrial industries.

Sales are attributed to geographic region based upon the region from which the materials were invoiced to the customer. Sales between geographic regions were not significant.

Financial information concerning the Company’s operations by geographic region follows:

	13 weeks ended

	May 27, 2007	May 28, 2006

Sales:
North America	$29,286	$35,425
Europe	6,525	8,371
Asia	21,266	19,042

Total sales	$57,077	$62,838

	May 27, 2007	February 25, 2007

Long-lived assets:
North America	$25,703	$25,600
Europe	4,556	4,659
Asia	25,483	25,331

Total long-lived assets	$55,742	$55,590

9.	COMPREHENSIVE INCOME

Total comprehensive income for the 13 weeks ended May 27, 2007 and May 28, 2006 was $7,328 and $9,808 respectively. Comprehensive income consisted primarily of net earnings and foreign currency translation adjustments and unrealized gains and losses on marketable securities.

10.	CONTINGENCIES

a.

Litigation – The Company is subject to a small number of proceedings, lawsuits and other claims related to environmental, employment, product and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes in these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters.

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

The total costs incurred by the Company and its subsidiaries in connection with these sites, including legal fees incurred by the Company and its subsidiaries and their assessed share of remediation costs and excluding amounts paid or reimbursed by insurance carriers, were approximately $1 and $1 in the 13 weeks ended May 27, 2007 and May 28, 2006, respectively. The recorded liabilities included in accrued liabilities for environmental matters were $1,757 at May 27, 2007 and at February 25, 2007. As discussed in Note 4, liabilities from discontinued operations have been segregated on the Consolidated Balance Sheet and include $2,121 for environmental matters related to Dielektra.

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

Included in cost of sales are charges for actual expenditures and accruals, based on estimates, for certain environmental matters described above. The Company accrues estimated costs associated with known environmental matters, when such costs can be reasonably estimated and when the outcome appears probable. The Company believes that the ultimate disposition of known environmental matters will not have a material adverse effect on the liquidity, capital resources, business or consolidated results of operations or financial position of the Company. However, one or more of such environmental matters could have a significant negative impact on the Company’s consolidated results of operations or financial position for a particular reporting period.

11.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application to prior periods financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 became effective for the Company’s 2007 fiscal year and did not have a material effect on the Company’s Consolidated Financial Statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the United States (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require, or permit, assets or liabilities to be measured at fair value.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  Early adoption is permitted.  The Company does not expect SFAS 157 to have a material effect on the Company’s Consolidated Financial Statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  If the effect of the initial misstatement is determined to be material, the cumulative effect may be reported as an adjustment to the beginning of year retained earnings with disclosure of the nature and amount of each individual error being corrected in the cumulative adjustment.  SAB 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006.  The Company adopted SAB 108 in the fourth quarter of fiscal year 2007.  The Company has not discovered material errors in prior years with material effects as of the date of this Form 10-Q Quarterly Report.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company does not expect SFAS 159 to have a material effect on the Company’s Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General:

          Park is a global advanced materials company which develops, manufactures and markets high technology digital and RF/microwave printed circuit materials (the Nelco® product line) and advanced composite materials (the Nelcote™ product line) principally for the telecommunications and internet infrastructure, high-end computing and aerospace markets. Park focuses on the general aviation aircraft segment of the aerospace market.  Park’s core capabilities are in the areas of polymer chemistry formulation and coating technology.  The Company’s manufacturing facilities are located in Singapore, China, France, Connecticut, New York, Arizona and California.

          The Company’s net sales decreased in the three-month period ended May 27, 2007 compared with last year’s comparable period as a result of decreases in sales of the Company’s printed circuit materials products in North America and Europe, which were only partially offset by an increase in sales of printed circuit materials products in Asia. The decrease in sales resulted in lower operating profits and lower net earnings in the 2008 fiscal year first quarter compared to the 2007 fiscal year first quarter.

          The weakness that occurred in the markets for the Company’s printed circuit materials products in the 2007 fiscal year fourth quarter continued in the 2008 fiscal year first quarter.  Consequently, sales of the Company’s printed circuit materials products decreased in the 2008 fiscal year first quarter compared to the 2007 fiscal year first quarter. The markets for the Company’s advanced composite materials products continued to be relatively strong during the 2008 fiscal year first quarter, and, as a result, sales of the Company’s advanced composite materials products increased slightly in the first quarter of the 2008 fiscal year compared to the comparable period in the prior fiscal year.

          The Company’s operating profit in the 2008 fiscal year first quarter was lower than its operating profit in the 2007 fiscal year first quarter principally as a result of lower total production unit volumes.

          The global markets for the Company’s printed circuit materials products continue to be very difficult to forecast, and it is not clear to the Company what the condition of the global markets for the Company’s printed circuit materials products will be in the 2008 fiscal year second quarter.  The Company believes that the markets for its advanced composite materials products will continue to be relatively strong during the 2008 fiscal year second quarter.

          In the third quarter of the 2007 fiscal year, the Company acquired a facility in Singapore which the Company is modifying and expanding for use as a new advanced composites manufacturing plant.  The Company is also in the final stages of planning the construction of a new plant in Kansas to produce advanced composite materials principally for the general aviation aircraft segment of the aerospace industry.

Three Months Ended May 27, 2007 Compared with Three Months Ended May 28, 2006:

          The Company’s total net sales and its net sales of its printed circuit materials products decreased during the three-month period ended May 27, 2007 compared to the three-month period ended May 28, 2006, as the increase in such sales in Asia was more than offset by declines in such sales in North America and Europe. The Company’s net sales of its advanced composite materials products increased during the three-month period ended May 27, 2007 compared to the three-month period ended May 28, 2006. Sales of advanced composite materials products were 9% of the Company’s total net sales worldwide in the 2008 fiscal year first quarter compared to 8% in the 2007 fiscal year first quarter.

          The decreased sales in the three-month period ended May 27, 2007 resulted in a lower gross profit compared to the three months ended May 28, 2006.

          Results of Operations

          Net sales for the three-month period ended May 27, 2007 declined 9% to $57.1 million from $62.8 million for last fiscal year’s comparable period. The decrease in net sales was principally the result of lower unit volumes of printed circuit materials products shipped by the Company’s operations in North America and Europe. Sales volumes declined 17% in North America and 22% in Europe and increased 12% in Asia during the 2008 fiscal year first quarter compared to the first quarter in the prior year.

          The Company’s foreign operations accounted for $27.8 million of net sales, or 49% of the Company’s total net sales worldwide, during the three-month period ended May 27, 2007 compared with $27.4 million of sales, or 44% of total net sales worldwide, during last fiscal year’s comparable period. Net sales by the Company’s foreign operations during the 2008 fiscal year first quarter increased by 1% from the 2007 fiscal year comparable period as the result of higher sales in Asia.

          For the three-month period ended May 27, 2007, the Company’s sales in North America, Asia and Europe were 51%, 37% and 12%, respectively, of the Company’s total net sales worldwide compared with 56%, 30% and 14%, respectively, for the three-month period ended May 28, 2006.

          The overall gross profit as a percentage of net sales for the Company’s worldwide operations declined to 24.7% during the three-month period ended May 27, 2007 compared with 26.0% for last fiscal year’s comparable period. The decrease in the gross profit margin was attributable to lower production unit volumes, which were only partially offset by higher percentages of sales of higher margin, high performance printed circuit materials products and adjustments to reduce operating costs.

          The Company’s cost of sales as a percentage of net sales increased to 75.3% in the three-month period ended May 27, 2007 from 74.0% in the three-month period ended May 28, 2006 resulting in a lower gross profit margin, which was attributable to lower production unit volumes.

          During the three-month period ended May 27, 2007, the Company’s total net sales worldwide of high temperature printed circuit materials, which include high performance materials (non-FR4 printed circuit materials), were 99% of the Company’s total net sales worldwide of printed circuit materials, compared with 97% for last fiscal year’s comparable period.

          The Company’s high temperature printed circuit materials include its high performance materials (non-FR4 printed circuit materials), which consist of high-speed, low-loss materials for digital and RF/microwave applications requiring lead-free compatibility, high bandwidth signal integrity, bismalimide triazine (“BT”) materials, polyimides for applications that demand extremely high thermal performance, cyanate esters, and polytetrafluoroethylene (“PTFE”) materials for RF/microwave systems that operate at frequencies up to 77GHz.

          During the three-month period ended May 27, 2007, the Company’s total net sales worldwide of high performance printed circuit materials (non-FR4 printed circuit materials) were 50% of the Company’s total net sales worldwide of printed circuit materials, compared to 42% for last fiscal year’s comparable period.

          Selling, general and administrative expenses decreased by $0.2 million, or by 3%, during the three months ended May 27, 2007 compared with last fiscal year’s comparable period, but these expenses, measured as a percentage of sales, were 11.5% during the three months ended May 27, 2007 compared with 10.7% during last fiscal year’s comparable period.

          For the reasons set forth above, the Company’s earnings from operations were $7.5 million for the three months ended May 27, 2007, compared to earnings from operations of $9.6 million for the three months ended May 28, 2006.

          Interest and other income, principally investment income, was $2.3 million for the three-month period ended May 27, 2007 compared with $1.9 million for last fiscal year’s comparable period. The increase in investment income was attributable to higher levels of cash available for investment and higher prevailing interest rates during the 2008 fiscal year first quarter than during the 2007 fiscal year first quarter. The Company’s investments were primarily short-term taxable and tax exempt instruments and money market funds.

          The Company’s effective income tax rate for the three-month period ended May 27, 2007 was 24.7%, compared to 23.0% for last fiscal year’s comparable period. The higher tax provision for the 2008 fiscal year first quarter was the result of higher taxable income in jurisdictions with higher effective income tax rates.

          The Company’s net earnings for the three months ended May 27, 2007 were $7.4 million, compared to net earnings of $8.9 million for the three months ended May 28, 2006.

          Basic and diluted earnings per share for the three-month period ended May 27, 2007 were $0.37, compared to basic and diluted earnings per share of $0.44 for the three-month period ended May 28, 2006.

Liquidity and Capital Resources:

             At May 27, 2007, the Company’s cash and temporary investments were $224.6 million compared with $208.8 million at February 25, 2007, the end of the Company’s 2007 fiscal year. The increase in the Company’s cash and investment position at May 27, 2007 was attributable to cash generated by operating activities and cash received from the exercise of stock options, partially offset by the payment of dividends. The Company’s working capital (which includes cash and temporary investments) was $245.9 million at May 27, 2007 compared with $237.3 million at February 25, 2007. The increase in working capital at May 27, 2007 compared with February 25, 2007 was due principally to the increase in cash and temporary investments slightly offset by a decrease in accounts receivable and an increase in accrued liabilities.  The decrease in accounts receivable was due to the lower level of sales in the first quarter of the 2008 fiscal year compared to the fourth quarter of the 2007 fiscal year and accelerated payments of certain accounts.  The increase in accrued liabilities was primarily the result of increased accruals for incentive compensation programs and professional fees. The Company’s current ratio (the ratio of current assets to current liabilities) was 9.1 to 1 at May 27, 2007 compared to 9.2 to 1 at February 25, 2007.

          During the three months ended May 27, 2007, net earnings from the Company’s operations, before depreciation and amortization, of $9.4 million increased by a net increase in working capital items, resulted in $16.7 million of cash provided by operating activities. During the same three-month period, the Company expended $1.8 million for the purchase of property, plant and equipment compared with $0.5 million for the three-month period ended May 28, 2006, and paid $1.6 million and $1.6 million, respectively, in dividends on its common stock in such three-month periods. Net expenditures for property, plant and equipment were $3.9 million in the 2007 fiscal year and $4.2 million in the 2006 fiscal year.

          At May 27, 2007 and at February 25, 2007, the Company had no long-term debt.

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

          As of May 27, 2007, there were no material changes outside the ordinary course of the Company’s business in the Company’s contractual obligations disclosed in Item 7 of Part II of its Form 10-K Annual Report for the fiscal year ended February 25, 2007.

Off-Balance Sheet Arrangements:

          The Company’s liquidity is not dependent on the use of, and the Company is not engaged in, any off-balance sheet financing arrangements, such as securitization of receivables or obtaining access to assets through special purpose entities.

Environmental Matters:

          In the three-month periods ended May 27, 2007 and May 28, 2006, the Company charged less than $0.01 million against pretax income for environmental remedial response and voluntary cleanup costs (including legal fees). While annual expenditures have generally been constant from year to year and may increase over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At May 27, 2007 and February 25, 2007, the amount recorded in liabilities from discontinued operations for environmental matters related to Dielektra was $2.1 million and the amount recorded in accrued liabilities for other environmental matters was $1.8 million. Management does not expect that environmental matters will have a material adverse effect on the liquidity, capital resources, business, consolidated results of operations or consolidated financial position of the Company.

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

          The Company’s obligations for workers’ compensation claims are effectively self-insured, although the Company maintains individual and aggregate stop-loss insurance coverage for such claims. The Company uses an insurance company administrator to process all such claims and benefits. The Company accrues its workers’ compensation liability based upon the claim reserves established by the third-party administrator and historical experience.

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

Factors That May Affect Future Results.

          Certain portions of this Report which do not relate to historical financial information may be deemed to constitute forward-looking statements that are subject to various factors which could cause actual results to differ materially from Park’s expectations or from results which might be projected, forecast, estimated or budgeted by the Company in forward-looking statements. Such factors include, but are not limited to, general conditions in the electronics industry, the Company’s competitive position, the status of the Company’s relationships with its customers, economic conditions in international markets, the cost and availability of raw materials and utilities, and the various factors set forth in Item 1A “Risk Factors” and under the caption “Factors That May Affect Future Results” after Item 7 of Park’s Annual Report on Form 10-K for the fiscal year ended February 25, 2007.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

                     The Company’s market risk exposure at May 27, 2007 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended February 25, 2007.

Item 4.	Controls and Procedures.

          (a)       Disclosure Controls and Procedures.

                     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of May 27, 2007, the end of the quarterly fiscal period covered by this quarterly report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

          There have been no material changes from the risk factors as previously disclosed in the Company’s Form 10-K Annual Report for the fiscal year ended February 25, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

          The following table provides information with respect to shares of the Company’s Common Stock acquired by the Company during each month included in the Company’s 2008 fiscal year first quarter ended May 27, 2007.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

February 26-March 27	5	(a)	$27.46	0
March 28-April 27	0		—	0
April 28-May 27	0		—	0
Total	5	(a)	$27.46	0	2,000,000	(b)

(a)	Acquired by the Company pursuant to privately negotiated transactions with two individual shareholders of the Company at the then current market price of the Company’s Common Stock.

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

Park Electrochemical Corp.

(Registrant)

/s/ Brian E. Shore
Date: July 2, 2007
Brian E. Shore
President and Chief Executive Officer
(principal executive officer)

/s/ James L. Zerby
Date: July 2, 2007
James. L. Zerby
Vice President and Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit No.	Name	Page

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)	28

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)	29

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	30

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	31