Form 10-Q
period 2007-08-26
PARK ELECTROCHEMICAL CORP
filed 2007-10-02
CIK 76267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 26, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,335,832 as of October 1, 2007.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	August 26, 2007	February 25, 2007*

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$98,797	$119,051
Marketable securities	96,975	89,724
Accounts receivable, net	39,171	39,418
Inventories (Note 2)	15,728	15,090
Prepaid expenses and other current assets	3,590	3,049

Total current assets	254,261	266,332
Property, plant and equipment, net	49,479	49,895
Other assets	6,029	5,695

Total assets	$309,769	$321,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,455	$13,589
Accrued liabilities	13,907	13,058
Income taxes payable	1,756	2,354

Total current liabilities	30,118	29,001
Deferred income taxes	4,605	4,294
Other liabilities	7,062	7,279
Liabilities from discontinued operations (Note 4)	17,181	17,181

Total liabilities	58,966	57,755
Stockholders’ equity:
Common stock	2,037	2,037
Additional paid-in capital	142,362	140,030
Retained earnings	101,792	118,961
Treasury stock, at cost	(322)	(1,625)
Accumulated other comprehensive income	4,934	4,764

Total stockholders’ equity	250,803	264,167

Total liabilities and stockholders’ equity	$309,769	$321,922

*The balance sheet at February 25, 2007 has been derived from the audited financial statements at that date, except for certain reclassifications to conform to the August 26, 2007 balance sheet.

See accompanying Notes to the Condensed Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	13 weeks ended (Unaudited)		26 weeks ended (Unaudited)

	August 26, 2007	August 27, 2006	August 26, 2007	August 27, 2006

Net sales	$60,541	$66,518	$117,618	$129,356
Cost of sales	44,106	50,474	87,074	96,949

Gross profit	16,435	16,044	30,544	32,407
Selling, general and administrative expenses	6,651	6,836	13,223	13,597
Insurance arrangement termination charge (Note 6)	—	1,316	—	1,316

Earnings from operations	9,784	7,892	17,321	17,494
Interest income and other income	2,463	1,792	4,774	3,741

Earnings from operations before income taxes	12,247	9,684	22,095	21,235
Income tax provision (benefit) (Note 8)	3,087	(2,860)	5,524	(203)

Net earnings	$9,160	$12,544	$16,571	$21,438

Earnings per share (Note 7)
Basic	$0.45	$0.62	$0.82	$1.06
Diluted	$0.45	$0.62	$0.82	$1.06
Weighted average number of common and common equivalent shares outstanding:
Basic shares	20,325	20,183	20,265	20,159
Diluted shares	20,405	20,295	20,320	20,311
Dividends per share	$1.58	$1.08	$1.66	$1.16

See accompanying Notes to the Condensed Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	13 weeks ended (Unaudited)		26 weeks ended (Unaudited)

	August 26, 2007	August 27, 2006	August 26, 2007	August 27, 2006

Common stock and paid-in capital
Balance, beginning of period	$143,774	$140,353	$142,067	$139,550
SFAS 123R compensation cost	330	288	680	583
Stock option activity	255	1	1,050	509
Tax benefit on exercise of options	40	—	602	—

Balance, end of period	144,399	140,642	144,399	140,642

Retained earnings
Balance, beginning of period	124,756	113,093	118,961	105,808
Net earnings	9,160	12,544	16,571	21,438
Dividends	(32,124)	(21,798)	(33,740)	(23,407)

Balance, end of period	101,792	103,839	101,792	103,839

Treasury stock
Balance, beginning of period	(526)	(1,407)	(1,625)	(2,370)
Stock option activity	204	—	1,303	963

Balance, end of period	(322)	(1,407)	(322)	(1,407)

Accumulated other comprehensive income
Balance, beginning of period	4,681	3,349	4,764	2,435
Net unrealized investment gains	31	219	62	241
Translation adjustments	222	58	108	950

Balance, end of period	4,934	3,626	4,934	3,626

Total stockholders’ equity	$250,803	$246,700	$250,803	$246,700

See accompanying Notes to the Condensed Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	26 Weeks Ended (Unaudited)

	August 26, 2007	August 27, 2006

Cash flows from operating activities:
Net earnings	$16,571	$21,439
Depreciation and amortization	4,079	4,516
SFAS 123R compensation	680	583
Change in operating assets and liabilities	(350)	(11,193)

Net cash provided by operating activities	20,980	15,345

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(3,558)	(1,169)
Purchases of marketable securities	(60,976)	(70,784)
Proceeds from sales and maturities of marketable securities	54,169	46,404

Net cash (used in) provided by investing activities	(10,365)	(25,549)

Cash flows from financing activities:
Dividends paid	(33,740)	(23,407)
Proceeds from exercise of stock options	2,352	1,143
Tax benefits from stock based compensation	603	329

Net cash used in financing activities	(30,785)	(21,935)

Change in cash and cash equivalents before exchange rate changes	(20,170)	(32,139)
Effect of exchange rate changes on cash and cash equivalents	(84)	(22)

Change in cash and cash equivalents	(20,254)	(32,161)
Cash and cash equivalents, beginning of period	119,051	108,026

Cash and cash equivalents, end of period	$98,797	$75,865

Supplemental cash flow information:
Cash paid during the period for income taxes	$5,365	$5,810

See accompanying Notes to the Condensed Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except per share amounts)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of August 26, 2007 and the consolidated statements of operations and stockholders’ equity for the 13 weeks and 26 weeks ended August 26, 2007 and the condensed consolidated statements of cash flows for the 26 weeks then ended have been prepared by the Company, without audit.  In the opinion of management, these unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at August 26, 2007 and the results of operations, stockholders’ equity and cash flows for all periods presented.

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

2.	INVENTORIES

Inventories consisted of the following:

	August 26, 2007	February 25, 2007

Raw materials	$6,609	$6,867
Work-in-process	3,659	3,372
Finished goods	5,085	4,535
Manufacturing supplies	375	316

	$15,728	$15,090

3.	STOCK-BASED COMPENSATION

As of August 26, 2007, the Company had a 1992 Stock Option Plan and a 2002 Stock Option Plan, and no other stock-based compensation plan. Both Stock Option Plans have been approved by the Company’s stockholders and provide for the grant of stock options to directors and key employees of the Company. All options granted under such Plans have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant, which pursuant to the terms of the Plans, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted. Options granted under the Plans become exercisable 25% one year from the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant and expire 10 years from the date of grant. The authority to grant additional options under the 1992 Stock Option Plan expired on March 24, 2002, and options to purchase a total of 900,000 shares of common stock were authorized for grant under the 2002 Stock Option Plan.  At August 26, 2007, 1,275,569 shares of common stock of the Company were reserved for issuance upon exercise of stock options under the 1992 Stock Option Plan and the 2002 Stock Option Plan and 213,493 options were available for future grant under the 2002 Stock Option Plan. Options to purchase 164,150 shares of Common Stock were granted during the 13 weeks and 26 weeks ended August 26, 2007. Options to purchase 174,700 shares of common stock were granted during the 13 weeks and 26 weeks ended August 27, 2006.

Effective February 27, 2006, the beginning of the Company’s 2007 fiscal year, the Company began recording compensation expense associated with stock options, the only form of stock-based compensation issued by the Company, in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”), and Securities and Exchange Commission Staff Accounting Bulletin No. 107. Prior to February 27, 2006, the Company accounted for stock-based compensation according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”(“APB 25”), and, therefore, no related compensation expense was recorded in the statements of earnings for awards granted with no intrinsic value. The Company adopted the modified prospective transition method pursuant to SFAS 123R, and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based compensation recognized during the 13 weeks and 26 weeks ended August 26, 2007 included (1) quarterly amortization related to the remaining unvested portion of all stock options granted prior to February 27, 2006 based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and (2) quarterly amortization related to all stock options granted subsequent to February 27, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

The Company determines the fair value of stock options on the dates of grants using an option pricing model with assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the risk-free interest rate of the options, the expected life of the options, the expected volatility of the market price of the Company’s common stock, the expected dividends to be paid on the Company’s common stock, and an estimate of the amount of options that are expected to be forfeited. The Company uses the Black-Scholes option-pricing model to determine the fair value of options under SFAS 123R and the original SFAS 123. The compensation expense for stock options includes an estimate for forfeitures and is recognized over the vesting term using the ratable method.

The future compensation expense affecting earnings from operations before income taxes for options outstanding at August 26, 2007 will be $3,487 as a result of the adoption of SFAS 123R.

The weighted average fair value for options was estimated at the dates of grants using the Black-Scholes option-pricing model to be $10.30 for the first 26 weeks of fiscal year 2008, $10.84 for fiscal year 2007, $7.77 for fiscal year 2006 and $8.41 for fiscal year 2005, with the following assumptions: risk free interest rate of 4.75% for the first 26 weeks of fiscal year 2008, 4.0%-5.0% for fiscal year 2007 and 5.0% for fiscal years 2006 and 2005; expected volatility factors of 32.1%-32.4%, 34.4%-58.8%, 34%-36% and 38%-46% for the first 26 weeks of fiscal year 2008 and fiscal years 2007, 2006 and 2005, respectively; expected dividend yield of 1.06% for the first 26 weeks of fiscal year 2008, 1.0%-1.6% for fiscal year 2007, 1.3% for fiscal year 2006 and 1.6% for fiscal year 2005; and estimated option terms of 5.2-5.4 years for the first 26 weeks of fiscal year 2008, 4.0-5.6 years for fiscal year 2007, and 4.0 years for fiscal years 2006 and 2005.

The estimated term of the options is based on evaluations of historical and expected future employee exercise behavior.  The risk free interest rate is based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the estimated term of the options at the date of the grant. Volatility is based on historical volatility of the Company’s stock.

The following is a summary of options for the six-month period ended August 26, 2007:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Months	Aggregated Intrinsic Value

Outstanding at February 25, 2007	1,066,627	$21.61	63.96	$7,446
Granted	164,150	30.28	—	—
Exercised	140,449	16.75	—	—
Terminated or expired	28,252	24.71	—	—

Outstanding at August 26, 2007	1,062,076	$23.51	73.20	$6,638
Exercisable at August 26, 2007	685,376	$21.49	53.61	$5,668

4.	DISCONTINUED OPERATIONS AND PENSION LIABILITY

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

Liabilities for discontinued operations as of August 26, 2007 and February 25, 2007 consisted of the following:

	August 26, 2007	February 25, 2007

Environmental and other liabilities	$5,087	$5,087
Pension liabilities	12,094	12,094

Total liabilities	$17,181	$17,181

5.	REALIGNMENT AND SEVERANCE CHARGES

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

The liability for lease payments was $3,932 and $4,149 at August 26, 2007 and February 25, 2007, respectively. For the 13 weeks and 26 weeks ended August 26, 2007, the Company applied $109 and $217, respectively, of lease payments against the liability.

6.	INSURANCE ARRANGEMENT TERMINATION CHARGE

During the 2007 fiscal year second quarter ended August 27, 2006, the Company terminated a split-dollar life insurance arrangement with Jerry Shore, the Company’s founder and former Chairman, President and Chief Executive Officer. The insurance arrangement, which involved two life insurance policies payable on the death of the survivor of Jerry Shore and his spouse with an aggregate face value of $5 million and annual premium payments by the Company of approximately $129, was implemented in 1997 but discontinued in 2004 in light of certain provisions of the Sarbanes-Oxley Act of 2002 and due to changes in the income taxation of split-dollar life insurance arrangements.  The arrangement is more fully described in the Company’s annual proxy statements for each of the years 1998 through 2007.  Pursuant to an agreement entered into between Jerry Shore and the Company, the termination of the insurance arrangement involved a payment of $1,335 by the Company to Mr. Shore in January 2007.  Such termination and payment resulted in a net cash cost to the Company of $685, after the Company’s receipt of a portion of the cash surrender value of the life insurance policies.  The Company recorded a pre-tax charge of $1,316 in the 2007 fiscal year second quarter ended August 27, 2006 in connection with this termination and recognized a $499 tax benefit relating to this insurance termination charge.

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

The following table sets forth the calculation of basic and diluted earnings per share for the 13 weeks and 26 weeks ended August 26, 2007 and August 27, 2006.

	13 weeks ended		26 weeks ended

	August 26, 2007	August 27, 2006	August 26, 2007	August 27, 2006

Net Earnings	$9,160	$12,544	$16,571	$21,438

Weighted average common shares outstanding for basic EPS	20,325	20,183	20,265	20,159
Net effect of dilutive options	80	112	55	152

Weighted average shares outstanding for diluted EPS	20,405	20,295	20,320	20,311

Basic earnings per share	$0.45	$0.62	$0.82	$1.06
Diluted earnings per share	$0.45	$0.62	$0.82	$1.06

Common stock equivalents, which were not included in the computation of diluted earnings per share because the effect would have been antidilutive as the options’ exercise prices were greater than the average market price of the common stock, were 2 and 8 for the 13 weeks ended August 26, 2007 and August 27, 2006, respectively, and 4 and 5 for the 26 weeks ended August 26, 2007 and August 27, 2006, respectively.

8.	INCOME TAXES

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

During the fiscal year 2008 second quarter, the Company recognized tax benefits of $537 relating to reserves previously established in a foreign jurisdiction where the Company no longer operates. The reserves, which related to intercompany transactions between two foreign jurisdictions, were deemed to be no longer required due to the passage of time subsequent to the filing of applicable income tax returns.  The tax year in which the transactions were recorded is now closed.

The Company’s effective income tax rates for the three-month and six-month periods ended August 26, 2007 were 29.6% and 27.4%, respectively, before recognition of tax benefits of $537 relating to reserves previously established in a foreign jurisdiction where the Company no longer operates compared to effective income tax rates for the three-month and six-month periods ended August 27, 2006 of 23.0% before adjusting for the tax benefits of $499 relating to the $1,316 pre-tax charge recorded by the Company in connection with the termination of an insurance arrangement with Jerry Shore, the Company’s founder and former Chairman, President and Chief Executive Officer, the elimination of certain valuation allowances of $3,500 previously established relating to deferred tax assets in the United States and the elimination of tax reserves of $1,391 no longer required as a result of the completion of a tax audit. The higher tax provisions for the three-month and six-month periods ended August 26, 2007 were primarily the result of higher taxable income in jurisdictions with higher income tax rates.

The Company’s effective income tax rates for the three-month and six-month periods ended August 26, 2007 after adjusting for the recognition of tax benefits in a foreign jurisdiction where the Company no longer operates were 25.2% and 25.0%, respectively. The Company’s effective income tax rates for the three-month and six-month periods ended August 27, 2006 after adjusting for the tax benefits relating to the insurance arrangement termination charge, the elimination of certain valuation allowances in the United States and the elimination of tax reserves no longer required, all described above, were (29.5%) and (1.0%), respectively.

A list of open tax years by major jurisdiction follows:

United States	2004 – 2007
Arizona	2003 - 2007
California	2004 – 2007
New York	2004 – 2007
France	2004 – 2007
Singapore	2004 – 2007

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

Financial information concerning the Company’s operations by geographic region follows:

	13 weeks ended		26 weeks ended

	August 26, 2007	August 27, 2006	August 26, 2007	August 27, 2006

Sales:
North America	$31,035	$33,447	$60,321	$68,872
Europe	6,349	9,831	12,874	18,202
Asia	23,157	23,240	44,423	42,282

Total sales	$60,541	$66,518	$117,618	$129,356

	August 26, 2007	February 25, 2007

Long-lived assets:
North America	$24,905	$25,600
Europe	4,426	4,659
Asia	26,177	25,331

Total long-lived assets	$55,508	$55,590

10.	COMPREHENSIVE INCOME

Total comprehensive income for the 13 weeks ended August 26, 2007 and August 27, 2006 was $9,413 and $12,821 respectively. Total comprehensive income for the 26 weeks ended August 26, 2007 and August 27, 2006 was $16,741 and $22,629, respectively.  Comprehensive income consisted primarily of net earnings and foreign currency translation adjustments and unrealized gains and losses on marketable securities.

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

The total costs incurred by the Company and its subsidiaries in connection with these sites, including legal fees incurred by the Company and its subsidiaries and their assessed share of remediation costs and excluding amounts paid or reimbursed by insurance carriers, were approximately $1 and $1 in the 13 weeks and 26 weeks ended August 26, 2007 and August 27, 2006, respectively.  The recorded liabilities included in accrued liabilities for environmental matters were $1,757 at August 26, 2007 and at February 25, 2007.  As discussed in Note 4, liabilities from discontinued operations have been segregated on the Consolidated Balance Sheet and include $2,121 for environmental matters related to Dielektra.

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

12.	PROPOSED RESTRUCTURING

In the 2008 fiscal year third quarter, the Company announced that its electronic materials business unit located in Mirebeau, France, Neltec Europe SAS, was proposing to restructure its operations and to reduce its workforce in response to the continuing erosion of the markets for electronic materials in Europe and the continuing migration of such markets to Asia, that Neltec Europe SAS had commenced an information and consultation process with its employees regarding the proposed restructuring and workforce reduction in accordance with French law and that, if the proposed restructuring and workforce reduction are implemented, the Company would expect to record a one-time charge of approximately $1.5 million in the fourth quarter of the Company’s current fiscal year ending March 2, 2008.

13.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

General:

          Park is a global advanced materials company which develops, manufactures and markets high technology digital and RF/microwave printed circuit materials (the Nelco® product line) and advanced composite materials (the Nelcote™ product line) principally for the telecommunications and internet infrastructure, high-end computing and aerospace markets. Park focuses on the general aviation aircraft segment of the aerospace market. Park’s core capabilities are in the areas of polymer chemistry formulation and coating technology. The Company’s manufacturing facilities are located in Singapore, China, France, Connecticut, New York, Arizona and California. In addition, the Company plans to construct a new facility in Newton, Kansas.

          The Company’s net sales decreased in both the three-month period and six-month period ended August 26, 2007 compared with last year’s comparable periods as a result of decreases in sales of the Company’s printed circuit materials products in North America and Europe, which were only partially offset by increases in sales of printed circuit materials products in Asia and advanced composite materials products. The decreases in sales resulted in lower operating profits and lower net earnings in the six-months ended August 26, 2007 compared to the six-months ended August 27, 2006, although operating profits in the 2008 fiscal year second quarter were higher than they were in the 2007 fiscal year second quarter.

          The weakness that occurred in the markets for the Company’s printed circuit materials products in the 2007 fiscal year fourth quarter continued in the 2008 fiscal year first and second quarters.  Consequently, sales of the Company’s printed circuit materials products decreased in the 2008 fiscal year second quarter and first half compared to the 2007 fiscal year second quarter and first half. The markets for the Company’s advanced composite materials products continued to be relatively strong during the 2008 fiscal year first half, and sales of the Company’s advanced composite materials products increased in the second quarter and first half of the 2008 fiscal year compared to the comparable periods in the prior fiscal year.

          The Company’s operating profit in the 2008 fiscal year second quarter was higher than its operating profit in the 2007 fiscal year second quarter principally as a result of higher gross profit, while the Company’s operating profit in the six months ended August 26, 2007 was lower than its operating profit in the six months ended August 27, 2006 principally as a result of lower sales and production unit volumes.

          The global markets for the Company’s printed circuit materials products continue to be very difficult to forecast, and it is not clear to the Company what the condition of the global markets for the Company’s printed circuit materials products will be in the 2008 fiscal year third quarter. The Company believes that the markets for its advanced composite materials products will continue to be relatively strong during the 2008 fiscal year third quarter.

          In the third quarter of the 2007 fiscal year, the Company acquired a facility in Singapore which the Company is modifying and expanding for use as a new advanced composites manufacturing plant. The Company is also in the final stages of planning the construction of a new development and manufacturing facility in Newton, Kansas to produce advanced composite materials principally for the general aviation aircraft segment of the aerospace industry.  As recently announced, the Company plans to spend approximately $15 million on the facility and equipment.

          While the Company continues to expand and invest in its business, it also continues to make additional adjustments to certain of its operations, which may result in workforce reductions.  In the 2008 fiscal year third quarter, the Company announced that its electronic materials business unit located in Mirebeau, France, Neltec Europe SAS, was proposing to restructure its operations and to reduce its workforce in response to the continuing erosion of the markets for electronic materials in Europe and the continuing migration of such markets to Asia, that Neltec Europe SAS had commenced an information and consultation process with its employees regarding the proposed restructuring and workforce reduction in accordance with French law and that, if the proposed restructuring and workforce reduction are implemented, the Company would expect to record a one-time charge of approximately $1.5 million in the fourth quarter of the Company’s current fiscal year ending March 2, 2008.

          During the 2007 fiscal year’s second quarter, the Company recorded a pre-tax charge of $1.3 million in connection with the termination of an insurance arrangement with Jerry Shore, the Company’s founder and former Chairman, President and Chief Executive Officer, and recognized a $0.5 million tax benefit relating to this insurance termination charge.  The termination of the insurance arrangement involved a payment of $1.3 million by the Company to Mr. Shore in January 2007, which resulted in a net cash cost to the Company of $0.7 million, after the Company’s receipt of a portion of the cash surrender value of the insurance policies.  During the second quarter, the Company also recognized a tax benefit of $3.5 million relating to the elimination of certain valuation allowances previously established relating to deferred tax assets in the United States and a tax benefit of $1.4 million relating to the elimination of reserves no longer required as the result of the completion of a tax audit.

Three and Six Months Ended August 26, 2007 Compared with Three and Six Months Ended August 27, 2006:

          The Company’s total net sales and its net sales of printed circuit materials products decreased during the three-month and six-month periods ended August 26, 2007 compared to the three-month and six-month periods ended August 27, 2006 principally as a result of declines in such sales in North America and Europe.  Net sales of the Company’s advanced composite materials products increased during the three-month and six-month periods ended August 26, 2007 compared to the three-month and six-month periods ended August 27, 2006.  Sales of advanced composite materials were 9% of the Company’s total net sales worldwide in the three-month and six-month periods ended August 26, 2007 compared to 7% of the Company’s total net sales worldwide in the 2007 fiscal year comparable periods.

          The Company’s gross profit in the three-months ended August 26, 2007 was higher than the gross profit in the prior year’s comparable period primarily as a result of  higher percentages of sales of higher margin, high performance printed circuit materials products, higher selling prices, reduced costs as a percentage of sales and significant increases in the cost of copper foil in the prior year’s second quarter, while the gross profit in the six months ended August 26, 2007 was lower than the gross profit in the prior year’s comparable period primarily as a result of lower sales volumes.

          Although the Company’s earnings from operations, earnings before income taxes and net earnings before special items were higher in the three months ended August 26, 2007 than in the three months ended August 27, 2006 and such earnings were only slightly lower in the six months ended August 26, 2007 than in the six months ended August 27, 2006, net earnings were lower in both the three-month and six-month periods ended August 26, 2007 than in the three-month and six-month periods ended August 26, 2007. However, the Company’s net earnings for the three-month and six-month periods ended August 27, 2006 were enhanced by the tax benefits relating to the insurance arrangement termination charge, the elimination of certain valuation allowances previously established relating to deferred tax assets in the United States and the elimination of reserves no longer required as a result of the completion of a tax audit which were only partially offset by the charge resulting from the termination of an insurance arrangement.

          Results of Operations

          The Company’s total net sales for the three-month period ended August 26, 2007 decreased 9% to $60.5 million from $66.5 million for last fiscal year’s comparable period. Sales volumes decreased less than 1% in Asia, 7% in North America and 35% in Europe during the 2008 fiscal year second quarter compared to the sales for the comparable period in the prior year.  The Company’s total net sales for the six-month period ended August 26, 2007 decreased 9% to $117.6 million from $129.4 million for last fiscal year’s comparable period. Sales volumes declined 12% in North America and 29% in Europe and increased 5% in Asia during the six-months ended August 26, 2007 compared to the sales for the six-months ended August 27, 2006.  The decreases in net sales were the result of lower unit volumes of printed circuit materials products shipped by the Company’s operations in North America and Europe.

          The Company’s foreign operations accounted for $29.5 million and $57.3 million, respectively, of net sales, or 49% of the Company’s total net sales worldwide, during the three-month and six-month periods ended August 26, 2007, compared with $33.1 million and $60.5 million, respectively, of net sales, or 50% and 47%, respectively, of total net sales worldwide, during last year’s comparable periods.  Net sales by the Company’s foreign operations during the three-month and six-month periods ended August 26, 2007 decreased 11% and 5%, respectively, from the 2007 fiscal year comparable periods, primarily as a result of decreases in sales in Europe during both periods.

          For the three-month period ended August 26, 2007, the Company’s sales in North America, Asia and Europe were 51%, 38% and 11%, respectively, of the Company’s total net sales worldwide compared with 50%, 35% and 15%, respectively, for the three-month period ended August 27, 2006; and for the six-month period ended August 26, 2007, the Company’s sales in North America, Asia and Europe were 51%, 38% and 11% of the Company’s total net sales worldwide compared with 53%, 33% and 14%, respectively, for the six-month period ended August 27, 2006.  The Company’s sales in North America decreased 7%, its sales in Asia decreased less than 1% and its sales in Europe decreased 35% in the three-month period ended August 26, 2007 compared with the three-month period ended August 27, 2006, and its sales in North America decreased 12%, its sales in Asia increased 5% and its sales in Europe decreased 29% in the six-month period ended August 26, 2007 compared with the six-month period ended August 27, 2006.

          The overall gross profit as a percentage of net sales for the Company’s worldwide operations improved to 27.1% and 26.0%, respectively, for the three months and six months ended August 26, 2007 compared with 24.1% and 25.1% for last fiscal year’s comparable periods. The improvements in the gross profit margins were attributable to higher percentages of sales of higher margin, high performance printed circuit materials products, reductions of the Company’s operating costs and significant increases in the cost of copper foil in three months ended August 27, 2006.

          During the three-month and six-month periods ended August 26, 2007, the Company’s total net sales worldwide of high temperature printed circuit materials, which include high performance materials (non-FR4 printed circuit materials), were 99% of the Company’s total net sales worldwide of printed circuit materials, compared with 97% for last fiscal year’s comparable periods.

          The Company’s high temperature printed circuit materials include its high performance materials (non FR4 printed circuit materials), which consist of high-speed, low-loss materials for digital and RF/microwave applications requiring lead-free compatibility and high bandwidth signal integrity, bismalimide triazine (“BT”) materials, polyimides for applications that demand extremely high thermal performance, cyanate esters, and polytetrafluoroethylene (“PTFE”) materials for RF/Microwave systems that operate at frequencies up to 77GHz.

          During the three-month and six-month periods ended August 26, 2007, the Company’s total net sales worldwide of high performance printed circuit materials (non FR4 printed circuit materials) were 52% and 51%, respectively, of the Company’s total net sales worldwide of printed circuit materials, compared with 41% for last fiscal year’s comparable periods.

          The Company’s cost of sales as a percentage of net sales declined to 72.9% in the three-month period ended August 26, 2007 from 75.9% in the three-month period ended August 27, 2006 and  to 74.0% in the six-month period ended August 26, 2007 from 74.9% in the six-month period ended August 27, 2006 resulting in gross profit margin improvements, which were attributable to higher percentages of sales of higher margin, high performance printed circuit materials products and cost reduction measures implemented by the Company.

          Selling, general and administrative expenses decreased by $0.2 million and $0.4 million, respectively, or by 3%, during the three-month period and six-month period, respectively, ended August 26, 2007 compared with last fiscal year’s comparable periods, but these expenses, measured as percentages of sales, were 10.9% and 11.3%, respectively, during the three-month and six-month periods ended August 26, 2007 compared with 10.3% and 10.6%, respectively, during the last fiscal year’s comparable periods.   The higher percentages in the 2008 fiscal year periods were the result of lower sales in such periods.  Stock option expenses were $0.3 million and $0.7 million, respectively, for the three-month and six-month periods ended August 26, 2007 compared with $0.3 million and $0.6 million for last fiscal year’s comparable periods.

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

          For the reasons set forth above, the Company’s earnings from operations were $9.8 million for the three months ended August 26, 2007 compared to $7.9 million for the three months ended August 27, 2006, including the $1.3 million insurance arrangement termination charge described above, and its earnings from operations were $17.3 million for the six month ended August 26, 2007 compared to $17.5 million for the six months ended August 27, 2006, including the $1.3 million insurance arrangement termination charge described above.  The net impacts of the charge described above were to reduce the Company’s earnings from operations by $1.3 million in the three-month and six-month periods ended August 27, 2006.

          Interest and other income, net, principally investment income, was $2.5 million and $4.8 million, respectively, for the three-month and six-month periods ended August 26, 2007 compared with $1.8 million and $3.7 million, respectively, for last fiscal year’s comparable periods.  The increases in investment income were attributable principally to higher prevailing interest rates and higher levels of cash available for investment during the 2008 fiscal year first and second quarters than during the 2007 fiscal year first and second quarters.  The Company’s investments were primarily short-term taxable instruments and money market funds.

          The Company’s effective income tax rates for the three-month and six-month periods ended August 26, 2007 were 29.6% and 27.4%, respectively, before recognition of tax benefits of $0.5 million relating to reserves previously established in a foreign jurisdiction where the Company no longer operates compared to effective income tax rates for the three-month and six-month periods ended August 27, 2006 of 23.0% before adjusting for the tax benefits relating to the insurance arrangement termination charge, the elimination of certain valuation allowances in the United States and the elimination of tax reserves no longer required, all described above. The higher tax provisions for the three-month and six-month periods ended August 26, 2007 were primarily the results of higher taxable income in jurisdictions with higher income tax rates.

          The Company’s effective income tax rates for the three-month and six-month periods ended August 26, 2007 after adjusting for the recognition of tax benefits in a foreign jurisdiction where the Company no longer operates were 25.2% and 25.0%, respectively. The Company’s effective income tax rates for the three-month and six-month periods ended August 27, 2006 after adjusting for the tax benefits relating to the insurance arrangement termination charge, the elimination of certain valuation allowances in the United States and the elimination of tax reserves no longer required, all described above, were (29.5%) and (1.0%), respectively.

          The Company’s net earnings for the three months ended August 26, 2007 were $9.2 million compared to net earnings of $12.5 million for the three months ended August 27, 2006, including the $1.3 million insurance arrangement termination charge described above and the related $0.5 million tax benefit and the tax benefits of $4.9 million relating to the elimination on certain valuation allowances and reserves described above, and the Company’s net earnings for the six months ended August 26, 2007 were $16.6 million compared to net earnings of $21.4 million for the six-months ended August 27, 2006, including the charge and tax benefits described above.

          Basic and diluted earnings per share were $0.45 and $0.82 for the three months and six months, respectively, ended August 26, 2007 compared with basic and diluted earnings per share, including the insurance termination charge and tax benefits described above, of $0.62 and $1.06 for the three-months and six-months, respectively, ended August 27, 2006.  The net impacts of the charge and tax benefits described above were to increase basic and diluted earnings per share by $0.20 in the three-month and six-month periods ended August 27, 2006.

Liquidity and Capital Resources:

          At August 26, 2007, the Company’s cash and temporary investments (consisting of cash and cash equivalents and marketable securities) were $195.8 million compared with $208.8 million at February 25, 2007, the end of the Company’s 2007 fiscal year. The decrease in the Company’s cash and investment position at August 26, 2007 was attributable to the payment of dividends (including a special dividend of $1.50 per share totaling $30.5 million), the payment of income taxes and purchases of property, plant and equipment partially offset by cash generated by operating activities. The Company’s working capital (which includes cash and temporary investments) was $224.1 million at August 26, 2007 compared with $237.3 million at February 25, 2007. The decrease in working capital at August 26, 2007 compared with February 25, 2007 was due principally to the decrease in cash and temporary investments and the increases in accounts payable and accrued liabilities only partially offset by increases in inventories and other current assets and a decrease in income taxes payable.  The 6% increase in accounts payable at August 26, 2007 compared to February 25, 2007 was principally due to the timing of payments, and the 7% increase in accrued liabilities at August 26, 2007 compared to February 25, 2007 was primarily the result of increased accruals for incentive compensation programs and professional fees. Other current assets increased 18% at August 26, 2007 compared to February 25, 2007 primarily as a result of an increase in prepaid assets, consisting of prepaid insurance.  Income taxes payable declined 25% at August 26, 2007 compared to February 25, 2007 primarily as a result of tax payments made during the six-month period. The Company’s current ratio (the ratio of current assets to current liabilities) was 8.4 to 1 at August 26, 2007 compared to 9.2 to 1 at February 25, 2007.

          During the six months ended August 26, 2007, net earnings from the Company’s operations, before depreciation and amortization, of $20.6 million increased by a net decrease in working capital items, resulted in $21.0 million of cash provided by operating activities. During the same six-month period, the Company expended $3.6 million for the purchase of property, plant and equipment compared with $2.0 million for the six-month period ended August 27, 2006. In addition, the Company paid $33.7 million in dividends on its common stock in the six-month period ended August 26, 2007 compared to $23.4 million in the six-month period ended August 27, 2006 as a result of the Company’s declaration of a special cash dividend of $1.50 per share payable August 22, 2007 and totaling $30.5 million and a special cash dividend of $1.00 per share payable August 22, 2006 and totaling $20.2 million.  Net expenditures for property, plant and equipment were $3.9 million in the 2007 fiscal year and $4.2 million in the 2006 fiscal year.

          At August 26, 2007 and at February 25, 2007, the Company had no long-term debt.

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

          As of August 26, 2007, there were no material changes outside the ordinary course of the Company’s business in the Company’s contractual obligations disclosed in Item 7 of Part II of its Form 10-K Annual Report for the fiscal year ended February 25, 2007.

Off-Balance Sheet Arrangements:

          The Company’s liquidity is not dependent on the use of, and the Company is not engaged in, any off-balance sheet financing arrangements, such as securitization of receivables or obtaining access to assets through special purpose entities.

Environmental Matters:

          In the six-month periods ended August 26, 2007 and August 27, 2006, the Company charged less than $0.01 million against pretax income for environmental remedial response and voluntary cleanup costs (including legal fees). While annual expenditures have generally been constant from year to year and may increase over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At August 26, 2007 and February 25, 2007, the amount recorded in liabilities from discontinued operations for environmental matters related to Dielektra was $2.1 million and the amount recorded in accrued liabilities for other environmental matters was $1.8 million. Management does not expect that environmental matters will have a material adverse effect on the liquidity, capital resources, business, consolidated results of operations or consolidated financial position of the Company.

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

          Restructurings

                    In the 2008 fiscal year third quarter, the Company announced that it would expect to record a one-time charge of approximately $1.5 million in the fourth quarter of the Company’s current fiscal year ending March 2, 2008 if the proposed restructuring and workforce reduction at its Neltec Europe SAS business unit in France are implemented.  Such proposed restructuring and workforce reduction are described in Note 12 of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this Report.

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

          Pension and Other Employee Benefit Programs

          Dielektra GmbH has significant pension liabilities that were developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates and wage inflation rates. The pension liability of Dielektra has been included in liabilities from discontinued operations on the Company’s balance sheet.

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

Factors That May Affect Future Results.

                    Certain portions of this Report which do not relate to historical financial information may be deemed to constitute forward-looking statements that are subject to various factors which could cause actual results to differ materially from Park’s expectations or from results which might be projected, forecast, estimated or budgeted by the Company in forward-looking statements. Such factors include, but are not limited to, general conditions in the electronics and aerospace industries, the Company’s competitive position, the status of the Company’s relationships with its customers, economic conditions in international markets, the cost and availability of raw materials and utilities, and the various factors set forth in Item 1A “Risk Factors” and under the caption “Factors That May Affect Future Results” after Item 7 of Park’s Annual Report on Form 10-K for the fiscal year ended February 25, 2007.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

                     The Company’s market risk exposure at August 26, 2007 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended February 25, 2007.

Item 4.	Controls and Procedures.

          (a)          Disclosure Controls and Procedures.

                         The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of August 26, 2007, the end of the quarterly fiscal period covered by this quarterly report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

          The following table provides information with respect to shares of the Company’s Common Stock acquired by the Company during each month included in the Company’s 2008 fiscal year second quarter ended August 26, 2007.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

May 28 - June 26	3(a)	$27.85	0
June 27 -July 26	0	—	0
July 27 -August 26	0	—	0
Total	3(a)	$27.85	0	2,000,000(b)

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

Item 3.	Defaults Upon Senior Securities.

          None.

Item 4.	Submission of Matters to a Vote of Security Holders.

          At the Annual Meeting of Shareholders held on July 18, 2007:

(a) the persons elected as directors of the Company and the voting for such persons were as follows:

Name	Votes For	Authority Withheld

Dale Blanchfield	17,491,662	174,397
Anthony Chiesa	16,132,173	1,533,886
Lloyd Frank	16,668,699	997,360
Brian E. Shore	17,402,999	263,060
Steven T. Warshaw	17,336,438	329,621

Item 5.	Other Information.

          None.

Item 6.	Exhibits.

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Park Electrochemical Corp.

(Registrant)

/s/ Brian E. Shore
Date: October 2, 2007
Brian E. Shore
President and
Chief Executive Officer
(principal executive officer)

/s/ James L. Zerby
Date: October 2, 2007
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