Form 10-Q
period 2007-11-25
PARK ELECTROCHEMICAL CORP
filed 2008-01-03
CIK 76267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 25, 2007

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

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,346,869 as of January 2, 2008.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	November 25,
	2007	February 25,
	(Unaudited)	2007*

ASSETS
Current assets:
Cash and cash equivalents	$89,691	$119,051
Marketable securities	112,496	89,724
Accounts receivable, net	40,550	39,418
Inventories (Note 2)	14,729	15,090
Prepaid expenses and other current assets	5,519	3,049

Total current assets	262,985	266,332
Property, plant and equipment, net	49,318	49,895
Other assets	5,820	5,695

Total assets	$318,123	$321,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,538	$13,589
Accrued liabilities	14,968	13,058
Income taxes payable	1,784	2,354

Total current liabilities	30,290	29,001
Deferred income taxes	4,605	4,294
Other liabilities	6,518	7,279
Liabilities from discontinued operations (Note 4)	17,181	17,181

Total liabilities	58,594	57,755
Stockholders’ equity:
Common stock	2,037	2,037
Additional paid-in capital	142,894	140,030
Retained earnings	108,942	118,961
Treasury stock, at cost	(224)	(1,625)
Accumulated other comprehensive income	5,880	4,764

Total stockholders’ equity	259,529	264,167

Total liabilities and stockholders’ equity	$318,123	$321,922

*The balance sheet at February 25, 2007 has been derived from the audited financial statements at that date, except for certain reclassifications to conform to the November 25, 2007 balance sheet.

See accompanying Notes to the Condensed Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	13 weeks ended		39 weeks ended
	(Unaudited)		(Unaudited)

	November 25,	November 26,	November 25,	November 26,
	2007	2006	2007	2006

Net sales	$63,653	$68,195	$181,271	$197,551
Cost of sales	47,577	50,954	134,651	147,903

Gross profit	16,076	17,241	46,620	49,648
Selling, general and administrative expenses	6,580	6,744	19,803	20,341
Insurance arrangement termination charge (Note 6)	-	-	-	1,316

Earnings from operations	9,496	10,497	26,817	27,991
Interest income and other income	2,206	1,871	6,980	5,612

Earnings from operations before income taxes	11,702	12,368	33,797	33,603
Income tax provision (Note 8)	2,925	2,839	8,449	2,636

Net earnings	$8,777	$9,529	$25,348	$30,967

Earnings per share (Note 7)
Basic	$0.43	$0.47	$1.25	$1.54
Diluted	$0.43	$0.47	$1.25	$1.52
Weighted average number of common and common equivalent shares outstanding:
Basic shares	20,340	20,189	20,290	20,169
Diluted shares	20,452	20,332	20,364	20,328
Dividends per share	$0.08	$0.08	$1.74	$1.24

    See accompanying Notes to the Condensed Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	13 weeks ended		39 weeks ended
	(Unaudited)		(Unaudited)

	November 25,	November 26,	November 25,	November 26,
	2007	2006	2007	2006

Common stock and paid-in capital:
Balance, beginning of period	$144,399	$140,642	$142,067	$139,550
Stock-based compensation	357	350	1,037	933
Stock option activity	144	101	1,194	281
Tax benefit on exercise of options	31	64	633	393

Balance, end of period	144,931	141,157	144,931	141,157

Retained earnings:
Balance, beginning of period	101,792	103,839	118,961	105,808
Net earnings	8,777	9,528	25,348	30,966
Dividends	(1,627)	(1,615)	(35,367)	(25,022)

Balance, end of period	108,942	111,752	108,942	111,752

Treasury stock:
Balance, beginning of period	(322)	(1,407)	(1,625)	(2,370)
Stock option activity	98	145	1,401	1,108

Balance, end of period	(224)	(1,262)	(224)	(1,262)

Accumulated other comprehensive income:
Balance, beginning of period	4,934	3,626	4,764	2,435
Net unrealized investment gains	806	244	914	485
Translation adjustments	140	103	202	1,053

Balance, end of period	5,880	3,973	5,880	3,973

Total stockholders’ equity	$259,529	$255,620	$259,529	$255,620

    See accompanying Notes to the Condensed Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	39 Weeks Ended
	(Unaudited)

	November 25,	November 26,
	2007	2006

Cash flows from operating activities:
Net earnings	$25,348	$30,966
Depreciation and amortization	6,036	6,714
Stock-based compensation	1,037	933
Gain on sale of fixed assets	(75)	(18)
Change in operating assets and liabilities	(2,212)	(16,779)

Net cash provided by operating activities	30,134	21,816

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(5,109)	(2,994)
Proceeds from sales of fixed assets	75	565
Purchases of marketable securities	(123,811)	(111,110)
Proceeds from sales and maturities of marketable securities	101,545	62,039

Net cash used in investing activities	(27,300)	(51,500)

Cash flows from financing activities:
Dividends paid	(35,367)	(25,022)
Proceeds from exercise of stock options	2,596	1,389
Tax benefits from stock based compensation	633	393

Net cash used in financing activities	(32,138)	(23,240)

Change in cash and cash equivalents before exchange rate changes	(29,304)	(52,924)
Effect of exchange rate changes on cash and cash equivalents	(56)	(54)

Change in cash and cash equivalents	(29,360)	(52,978)
Cash and cash equivalents, beginning of period	119,051	108,027

Cash and cash equivalents, end of period	$89,691	$55,049

Supplemental cash flow information:
Cash paid during the period for income taxes	$8,389	$10,458

    See accompanying Notes to the Condensed Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except per share amounts)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of November 25, 2007 and the consolidated statements of operations and stockholders’ equity for the 13 weeks and 39 weeks ended November 25, 2007 and the condensed consolidated statements of cash flows for the 39 weeks then ended have been prepared by the Company, without audit. In the opinion of management, these unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at November 25, 2007 and the results of operations, stockholders’ equity and cash flows for all periods presented.

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

2.	INVENTORIES

Inventories consisted of the following:

	November 25,	February 25,
	2007	2007

Raw materials	$6,456	$6,867
Work-in-process	3,807	3,372
Finished goods	4,053	4,535
Manufacturing supplies	413	316

	$14,729	$15,090

3.	STOCK-BASED COMPENSATION

As of November 25, 2007, the Company had a 1992 Stock Option Plan and a 2002 Stock Option Plan, and no other stock-based compensation plan. Both Stock Option Plans have been approved by the Company’s stockholders and provide for the grant of stock options to directors and key employees of the Company. All options granted under such Plans have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant, which pursuant to the terms of the Plans, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted. Options granted under the Plans become exercisable 25% one year from the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire 10 years from the date of grant. The authority to grant additional options under the 1992 Stock Option Plan expired on March 24, 2002, and options to purchase a total of 900,000 shares of common stock were authorized for grant under the 2002 Stock Option Plan. At November 25, 2007, 1,264,932 shares of common stock of the Company were reserved for issuance upon exercise of stock options under the 1992 Stock Option Plan and the 2002 Stock Option Plan and

209,693 options were available for future grant under the 2002 Stock Option Plan. Options to purchase 4,000 and 168,150 shares of Common Stock were granted during the 13 weeks and 39 weeks ended November 25, 2007. Options to purchase 174,700 shares of common stock were granted during the 13 weeks and 39 weeks ended November 26, 2006.

The Company records its stock-based compensation at fair value in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”).

The weighted average grant-date fair value of stock options granted during the 39 weeks ended November 25, 2007 and November 26, 2006 was $10.30 and $10.84 per share, respectively, as determined by the Black-Scholes option pricing model (assuming a risk-free interest rate of 4.75% and 4.0%-5.0%, respectively, expected life of 5.2-5.4 years and 4.0-5.6 years, respectively, expected volatility of 32.1%-32.4% and 34.45-58.8%, respectively, and expected dividend yield of 1.06% and 1.0%-1.6%, respectively). The total intrinsic value of options exercised during the 39 weeks ended November 25, 2007 and November 26, 2006 was $1,882 and $1,147, respectively.

The estimated term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk free interest rate is based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the estimated term of the options at the date of the grant. Volatility is based on historical volatility of the Company’s stock.

The future compensation expense affecting earnings from operations before income taxes for options outstanding at November 25, 2007 will be $3,172 as a result of the adoption of SFAS 123R.

The following is a summary of options for the nine-month period ended November 25, 2007:

			Weighted
			Average
		Weighted	Remaining
		Average	Contract	Aggregated
		Exercise	Life in	Intrinsic
	Options	Price	Months	Value

Outstanding at February 25, 2007	1,066,627	$21.61	63.96	$7,446
Granted	168,150	30.29
Exercised	151,086	17.18
Terminated or expired	28,452	24.75

Outstanding at November 25, 2007	1,055,239	$23.54	70.33	$7,364
Exercisable at November 25, 2007	678,117	$21.48	50.44	$6,127

4.	DISCONTINUED OPERATIONS AND PENSION LIABILITY

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

Liabilities for discontinued operations as of November 25, 2007 and February 25, 2007 consisted of the following:

	November 25,	February 25,
	2007	2007

Environmental and other liabilities	$5,087	$5,087
Pension liabilities	12,094	12,094

Total liabilities	$17,181	$17,181

5.	REALIGNMENT AND SEVERANCE CHARGES

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

The liability for lease payments, recorded in other liabilities, was $3,823 and $4,149 at November 25, 2007 and February 25, 2007, respectively. For the 13 weeks and 39 weeks ended November 25, 2007, the Company applied $109 and $326, respectively, of lease payments against the liability.

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

The following table sets forth the calculation of basic and diluted earnings per share for the 13 weeks and 39 weeks ended November 25, 2007 and November 26, 2006.

	13 weeks ended		39 weeks ended

	November 25,	November 26,	November 25,	November 26,
	2007	2006	2007	2006

Net Earnings	$8,777	$9,529	$25,348	$30,967

Weighted average common shares outstanding for basic EPS	20,340	20,189	20,290	20,169
Net effect of dilutive options	112	143	74	159

Weighted average shares outstanding for diluted EPS	20,452	20,332	20,364	20,328

Basic earnings per share	$0.43	$0.47	$1.25	$1.54
Diluted earnings per share	$0.43	$0.47	$1.25	$1.52

Common stock equivalents, which were not included in the computation of diluted earnings per share because the effect would have been antidilutive as the options’ exercise prices were greater than the average market price of the common stock, were 1 for each of the 13 weeks ended November 25, 2007 and November 26, 2006, respectively, and 3 and 4 for the 39 weeks ended November 25, 2007 and November 26, 2006, respectively.

8.	INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”) effective as of February 26, 2007. The adoption of FIN 48 did not have an impact on the Company’s consolidated financial statements, except for the reclassification of unrecognized tax benefits of approximately $3,600, including approximately $400 for interest and penalties, to non-current “other liabilities” in the Condensed Consolidated Balance Sheets.

The amount of unrecognized tax benefits may increase or decrease in the future for various reasons, including adding or reducing amounts for current year tax positions, expiration of statutes of limitation on open income tax returns, changes in management’s judgment about the level of uncertainty, status of tax examinations, and legislative activity.

During the fiscal year 2008 third quarter, the Company recognized tax benefits of $540 relating to reserves previously established in the United States for transfer pricing. The reserves, which related to the transfer of intangibles relating to certain products, were deemed to be no longer required due to a change in market conditions during the quarter for the particular products for which the reserves were established.

The Company’s effective income tax rates for the three-month and nine-month periods ended November 25, 2007 were 29.6% and 28.2%, respectively, before recognition of tax benefits in the 2008 third quarter of $540 relating to reserves previously established in the United States for transfer pricing and a tax benefit of $537 in the 2008 fiscal year second quarter relating to a reserve previously established in a foreign jurisdiction where the Company no longer operates compared to effective income tax rates for the three-month and nine-month periods ended November 26, 2006 of 23.0%, before adjusting for items recorded in the 2007 second quarter. During the 2007 second quarter, the Company recorded tax benefits of $499 relating to the $1,316 pre-tax charge recorded by the Company in connection with the termination of an insurance arrangement with Jerry Shore, the Company’s founder and former Chairman, President and Chief Executive Officer, the elimination of certain valuation allowances of $3,500 previously established relating to deferred tax assets in the United States and the elimination of tax reserves of $1,391 no longer required as a result of the completion of a tax audit. The higher tax provisions for the three-month and nine-month periods ended November 25, 2007 were primarily the result of higher taxable income in jurisdictions with higher income tax rates.

The Company’s effective income tax rates for the three-month and nine-month periods ended November 25, 2007 after adjusting for the recognition of tax benefits described above were 25.0%. The Company’s effective income tax rates for the three-month and nine-month periods ended November 26, 2006, after adjusting for the tax benefits relating to the insurance arrangement termination charge, the elimination of certain valuation allowances in the United States and the elimination of tax reserves no longer required, all described above, were 23.0% and 7.8%, respectively.

A list of open tax years by major jurisdiction follows:

United States	2004 – 2007
Arizona	2003 – 2007
California	2002 – 2007
New York	2004 – 2007
France	2004 – 2007
Singapore	2004 – 2007

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

9.	GEOGRAPHIC REGIONS

The Company’s printed circuit materials (the Nelco® product line) and the Company’s advanced composite materials (the NelcoteTM product line) are sold to customers in North America, Europe and Asia.

Sales are attributed to geographic region based upon the region from which the materials were invoiced to the customer. Sales between geographic regions were not significant.

Financial information concerning the Company’s operations by geographic region follows:

	13 weeks ended		39 weeks ended

	November 25,	November 26,	November 25,	November 26,
	2007	2006	2007	2006

Sales:
North America	$31,850	$37,762	$92,171	$106,633
Europe	8,437	9,127	21,311	27,330
Asia	23,366	21,306	67,789	63,588

Total sales	$63,653	$68,195	$181,271	$197,551

	November 25,	February 25,
	2007	2007

Long-lived assets:
North America	$24,547	$25,600
Europe	4,474	4,659
Asia	26,117	25,331

Total long-lived assets	$55,138	$55,590

10.	CONTINGENCIES

a.
Litigation – The Company is subject to a small number of proceedings, lawsuits and other claims related to environmental, employment and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes in these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters.

b.
Environmental Contingencies – The Company and certain of its subsidiaries have been named by the Environmental Protection Agency (the“EPA”) or a comparable state agency under the Comprehensive Environmental Response, Compensation and Liability Act (the “Superfund Act”) or similar state law as potentially responsible parties in connection with alleged releases of hazardous substances at nine sites.

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

The total costs incurred by the Company and its subsidiaries in connection with these sites, including legal fees incurred by the Company and its subsidiaries and their assessed share of remediation costs and excluding amounts paid or reimbursed by insurance carriers, were approximately $10 and $10 in the 13 weeks and 39 weeks ended November 25, 2007 and November 25, 2006, respectively. The recorded liabilities included in accrued liabilities for environmental matters were $1,757 at November 25, 2007 and at February 25, 2007. As discussed in Note 4, liabilities from discontinued operations have been segregated on the Consolidated Balance Sheet and include $2,121 for environmental matters related to Dielektra.

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

In the 2008 fiscal year third quarter, the Company announced that its electronic materials business unit located in Mirebeau, France, Neltec Europe SAS, proposed to restructure its operations and to reduce its workforce in response to the continuing erosion of the markets for electronic materials in Europe and the continuing migration of such markets to Asia. Neltec Europe SAS has completed an information and consultation process with its employees regarding the proposed restructuring and workforce reduction in accordance with French law and expects to implement the restructuring and workforce reduction in the fourth quarter of the Company’s current fiscal year ending March 2, 2008, and the Company expects to record a one-time charge of approximately $1.5 million in such quarter.

12.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

General:

Park is a global advanced materials company which develops, manufactures and markets high technology digital and RF/microwave printed circuit materials (the Nelco® product line) and advanced composite materials (the NelcoteTM product line) principally for the telecommunications and internet infrastructure, high-end computing and aerospace markets. Park focuses on the general aviation aircraft segment of the aerospace market. Park’s core capabilities are in the areas of polymer chemistry formulation and coating technology. The Company’s manufacturing facilities are located in Singapore, China, France, Connecticut, New York, Arizona and California. In addition, the Company is in the process constructing a new development and manufacturing facility in Newton, Kansas.

The Company’s net sales decreased in both the three-month period and nine-month period ended November 25, 2007 compared with last year’s comparable periods as a result of decreases in sales of the Company’s printed circuit materials products in North America and Europe, which were only partially offset by increases in sales of printed circuit materials products in Asia and increases in sales of advanced composite materials products. The decreases in sales resulted in lower earnings from operations and lower net earnings in the three months and nine months ended November 25, 2007 compared to the three months and nine months ended November 26, 2006.

The Company believes that the markets for its printed circuit materials products have contracted from the levels that existed in the 2007 fiscal year. Consequently, sales of the Company’s printed circuit materials products decreased in the 2008 fiscal year third quarter and first nine months compared to the 2007 fiscal year third quarter and first nine months. The markets for the Company’s advanced composite materials products continued to be relatively strong during the 2008 fiscal year first nine months, and sales of the Company’s advanced composite materials products increased in the third quarter and first nine months of the 2008 fiscal year compared to the comparable periods in the prior fiscal year.

The global markets for the Company’s printed circuit materials products continue to be very difficult to forecast, and it is not clear to the Company what the condition of the global markets for the Company’s printed circuit materials products will be in the 2008 fiscal year fourth quarter. The Company believes that the markets for its advanced composite materials products will continue to be relatively strong during the 2008 fiscal year fourth quarter.

As previously reported, the Company discontinued its participation in the bidding for certain of the assets and business of Columbia Aircraft Manufacturing Corporation (“Columbia”) in an auction conducted in the United States Bankruptcy Court for the District of Oregon in Portland, Oregon on November 27, 2007 and incurred approximately $0.5 million in out-of-pocket expenses relating to its extensive due diligence investigation of Columbia in Bend, Oregon and elsewhere, all of which was expensed in the third quarter ended November 25, 2007.

In the third quarter of the 2007 fiscal year, the Company acquired a facility in Singapore which the Company is modifying and expanding for use as a new advanced composites manufacturing plant. The Company is also in the process of constructing a new development and manufacturing facility in

Newton, Kansas to produce advanced composite materials principally for the general aviation aircraft segment of the aerospace industry. As previously announced, the Company plans to spend approximately $15 million on the facility and equipment in Kansas.

While the Company continues to expand and invest in its business, it also continues to make additional adjustments to certain of its operations, which may result in workforce reductions. In the 2008 fiscal year third quarter, the Company announced that its electronic materials business unit located in Mirebeau, France, Neltec Europe SAS, proposed to restructure its operations and to reduce its workforce in response to the continuing erosion of the markets for electronic materials in Europe and the continuing migration of such markets to Asia. Neltec Europe SAS has completed an information and consultation process with its employees regarding the proposed restructuring and workforce reduction in accordance with French law and expects to implement the restructuring and workforce reduction in the fourth quarter of the Company’s current fiscal year ending March 2, 2008, and the Company expects to record a one-time charge of approximately $1.5 million in such quarter.

During the 2007 fiscal year’s second quarter, the Company recorded a pre-tax charge of $1.3 million in connection with the termination of an insurance arrangement with Jerry Shore, the Company’s founder and former Chairman, President and Chief Executive Officer, and recognized a $0.5 million tax benefit relating to this insurance termination charge. The termination of the insurance arrangement involved a payment of $1.3 million by the Company to Mr. Shore in January 2007, which resulted in a net cash cost to the Company of $0.7 million, after the Company’s receipt of a portion of the cash surrender value of the insurance policies. During the 2007 fiscal year’s second quarter, the Company also recognized a tax benefit of $3.5 million relating to the elimination of certain valuation allowances previously established relating to deferred tax assets in the United States and a tax benefit of $1.4 million relating to the elimination of reserves no longer required as the result of the completion of a tax audit.

Three and Nine Months Ended November 25, 2007 Compared with Three and Nine Months Ended November 26, 2006:

The Company’s total net sales and its net sales of printed circuit materials products decreased during the three-month and nine-month periods ended November 25, 2007 compared to the three-month and nine-month periods ended November 26, 2006 principally as a result of declines in such sales in North America and Europe. Net sales of the Company’s advanced composite materials products increased during the three-month and nine-month periods ended November 25, 2007 compared to the three-month and nine-month periods ended November 26, 2006. Sales of advanced composite materials were 9% of the Company’s total net sales worldwide in the three-month and nine-month periods ended November 25, 2007 compared to 8% of the Company’s total net sales worldwide in the 2007 fiscal year comparable periods.

The Company’s gross profits in the three months and nine months ended November 25, 2007 were lower than the gross profits in the prior year’s comparable periods primarily as a result of lower sales and lower production unit volumes. The gross profit as a percentage of sales in the nine months ended November 25, 2007 was slightly higher than such gross profit margin in the nine months ended November 26, 2006 due to a higher percentage of sales of higher margin, high performance printed circuit materials products.

The Company’s earnings from operations and net earnings were lower in both the three-month and nine-month periods ended November 25, 2007 than in the three-month and nine-month periods ended November 26, 2006. However, the Company’s net earnings for the nine-month period ended November 26, 2006 were enhanced by the tax benefits relating to the insurance arrangement termination charge, the elimination of certain valuation allowances previously established relating to deferred tax assets in the United States and the elimination of reserves no longer required as a result of the completion of a tax audit which were only partially offset by the charge resulting from the termination of an insurance arrangement.

Results of Operations

The Company’s total net sales in the three-month period ended November 25, 2007 decreased 7% to $63.7 million from $68.2 million for last fiscal year’s comparable period. The Company’s total net sales for the nine-month period ended November 25, 2007 decreased 8% to $181.3 million from $197.6 million for last fiscal year’s comparable period. The decreases in net sales were the result of lower unit volumes of printed circuit materials products shipped by the Company’s operations in North America and Europe.

The Company’s foreign operations accounted for $31.8 million and $89.1 million, respectively, of net sales, or 50% and 49%, respectively, of the Company’s total net sales worldwide, during the three-month and nine-month periods ended November 25, 2007, compared with $30.4 million and $90.9 million, respectively, of net sales, or 44% and 46%, respectively, of total net sales worldwide, during last year’s comparable periods. Net sales by the Company’s foreign operations during the three months ended November 25, 2007 increased 5% from the 2007 fiscal year comparable period primarily as a result of an increase in sales in Asia during such period, while net sales by the Company’s foreign operations during the nine months ended November 25, 2007 decreased 2% from the 2007 fiscal year comparable period primarily as a result of a decrease in sales in Europe during such period.

For the three-month period ended November 25, 2007, the Company’s sales in North America, Asia and Europe were 50%, 37% and 13%, respectively, of the Company’s total net sales worldwide compared with 56%, 31% and 13%, respectively, for the three-month period ended November 26, 2006; and for the nine-month period ended November 25, 2007, the Company’s sales in North America, Asia and Europe were 51%, 37% and 12% of the Company’s total net sales worldwide compared with 54%, 32% and 14%, respectively, for the nine-month period ended November 26, 2006. The Company’s sales in North America decreased 15%, its sales in Asia increased 10% and its sales in Europe decreased 8% in the three-month period ended November 25, 2007 compared with the three-month period ended November 26, 2006, and its sales in North America decreased 14%, its sales in Asia increased 7% and its sales in Europe decreased 22% in the nine-month period ended November 25, 2007 compared with the nine-month period ended November 26, 2006.

The overall gross profit as a percentage of net sales for the Company’s worldwide operations was 25.3% for the three-month periods ended November 25, 2007 and November 26, 2006. The gross profit margin for the nine-month period ended November 25, 2007 improved slightly to 25.7% from 25.1% for the nine-month period ended November 26, 2006. This improvement was primarily a result a of higher percentage of sales of higher margin, high performance printed circuit materials products.

During the three-month and nine-month periods ended November 25, 2007, the Company’s total net sales worldwide of high temperature printed circuit materials, which include high performance materials (non-FR4 printed circuit materials), were 99% of the Company’s total net sales worldwide of printed circuit materials, compared with 97% for last fiscal year’s comparable periods.

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

During the three-month and nine-month periods ended November 25, 2007, the Company’s total net sales worldwide of high performance printed circuit materials (non-FR4 printed circuit materials) were 54% and 52%, respectively, of the Company’s total net sales worldwide of printed circuit materials, compared with 41% for last fiscal year’s comparable periods.

Selling, general and administrative expenses decreased by $0.2 million and $0.5 million, respectively, or by 2% and 3%, respectively, during the three-month period and nine-month period, respectively, ended November 25, 2007 compared with last fiscal year’s comparable periods. However, these expenses, measured as percentages of sales, were 10.4% and 10.9%, respectively, during the three-month and nine-month periods ended November 25, 2007 compared with 9.9% and 10.3%, respectively, during the last fiscal year’s comparable periods. The higher percentages in the 2008 fiscal year periods were the result of lower sales in such periods and the out-of-pocket expenses incurred by the Company related to its due diligence investigation of Columbia Aircraft Manufacturing Corporation discussed below. Stock option expenses were $0.4 million and $1.0 million, respectively, for the three-month and nine-month periods ended November 25, 2007 compared with $0.4 million and $0.9 million for last fiscal year’s comparable periods.

During the three-month period ended November 25, 2007, the Company incurred approximately $0.5 million in out-of-pocket expenses related to its extensive due diligence investigation of Columbia Aircraft Manufacturing Corporation (“Columbia”) located in Bend, Oregon in preparation for its participation in the bidding for certain of the assets and business of Columbia in an auction conducted in the United States Bankruptcy Court for the District of Oregon in Portland, Oregon on November 27, 2007. The Company had submitted an initial bid for certain of the assets and business of Columbia on November 20, 2007 after conducting extensive due diligence at Columbia in Bend, Oregon and elsewhere. The Company participated in the auction in the Bankruptcy Court in Portland on November 27, 2007 but chose to discontinue its participation in the auction bidding process.

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

For the reasons set forth above, the Company’s earnings from operations were $9.5 million for the three months ended November 25, 2007 compared to $10.5 million for the three months ended November 26, 2006, and its earnings from operations were $26.8 million for the nine months ended November 25, 2007 compared to $28.0 million for the nine months ended November 26, 2006, including the $1.3 million insurance arrangement termination charge described above.

Interest and other income, net, principally investment income, was $2.2 million and $7.0 million, respectively, for the three-month and nine-month periods ended November 25, 2007 compared with $1.9 million and $5.6 million, respectively, for last fiscal year’s comparable periods. The increases in investment income were attributable to higher prevailing interest rates and higher levels of cash available for investment during the 2008 fiscal year first, second and third quarters than during the 2007 fiscal year first, second and third quarters. The Company’s investments were primarily short-term taxable instruments and money market funds.

The Company’s effective income tax rates for the three-month and nine-month periods ended November 25, 2007 were 29.6% and 28.2%, respectively, before recognition of tax benefits of $0.5 million in the 2008 fiscal year third quarter relating to reserves previously established in the United States for transfer pricing and tax benefits of $0.5 million in the 2008 fiscal year second quarter relating to reserves previously established in a foreign jurisdiction where the Company no longer operates compared to effective income tax rates for the three-month and nine-month periods ended November 26, 2006 of 23.0% before adjusting for the tax benefits relating to the insurance arrangement termination charge, the elimination of certain valuation allowances in the United States and the elimination of tax reserves no longer required, all described above. The higher tax provisions for the three-month and nine-month periods ended November 25, 2007 were primarily the results of higher taxable income in jurisdictions with higher income tax rates.

The Company’s effective income tax rates for the three-month and nine-month periods ended November 25, 2007 after adjusting for the recognition of tax benefits relating to reserves previously established in the United States for transfer pricing and reserves previously established in a foreign jurisdiction where the Company no longer operates were 25.0%. The Company’s effective income tax rates for the three-month and nine-month periods ended November 26, 2006 after adjusting for the tax benefits relating to the insurance arrangement termination charge, the elimination of certain valuation allowances in the United States and the elimination of tax reserves no longer required, all described above, were 23.0% and 7.8%, respectively.

The Company’s net earnings for the three months ended November 25, 2007 were $8.8 million compared to net earnings of $9.5 million for the three months ended November 26, 2006. The Company’s net earnings for the nine months ended November 25, 2007 were $25.3 million compared to net earnings of $31.0 million for the nine months ended November 26, 2006, including the $1.3 million insurance arrangement termination charge described above and the related $0.5 million tax benefit and the tax benefits of $4.9 million relating to the elimination of certain valuation allowances and reserves described above.

Basic and diluted earnings per share were $0.43 and $1.25 for the three months and nine months, respectively, ended November 25, 2007 compared to basic and diluted earnings per share of $0.47 for the three months ended November 26, 2006 and basic and diluted earnings per share, including the insurance termination charge and tax benefits described above, of $1.54 and $1.52, respectively, for the nine months ended November 26, 2006. The net impact of the charge and tax benefits described above was to increase basic and diluted earnings per share by $0.20 in the nine months ended November 26, 2006.

Liquidity and Capital Resources:

At November 25, 2007, the Company’s cash and temporary investments (consisting of cash and cash equivalents and marketable securities) were $202.2 million compared with $208.8 million at February 25, 2007, the end of the Company’s 2007 fiscal year. The decrease in the Company’s cash and investment position at November 25, 2007 was attributable to the payment of dividends (including a special dividend of $1.50 per share payable August 22, 2007 and totaling $30.5 million), the payment of income taxes and purchases of property, plant and equipment partially offset by cash generated by operating activities. The Company’s working capital (which includes cash and temporary investments) was $232.7 million at November 25, 2007 compared with $237.3 million at February 25, 2007. The decrease in working capital at November 25, 2007 compared with February 25, 2007 was due principally to the decrease in cash and temporary investments and the increase in accrued liabilities only partially offset by increases in accounts receivable and prepaid expenses and other current assets and a decrease in income taxes payable. The 15% increase in accrued liabilities at November 25, 2007 compared to February 25, 2007 was primarily the result of increased accruals for compensation programs and professional fees, including those relating to the Company’s due diligence investigation of Columbia. Prepaid expenses and other current assets increased 81% at November 25, 2007 compared to February 25, 2007 primarily as a result of an increase in prepaid expenses, consisting of prepaid taxes and insurance and a refundable deposit required to participate in the auction bidding process for certain assets and business of Columbia. Income taxes payable declined 24% at November 25, 2007 compared to February 25, 2007 primarily as a result of tax payments made during the nine-month period. The Company’s current ratio (the ratio of current assets to current liabilities) was 8.7 to 1 at November 25, 2007 compared to 9.2 to 1 at February 25, 2007.

During the nine months ended November 25, 2007, net earnings from the Company’s operations, before depreciation and amortization and stock option exercise expense, of $32.4 million reduced by a net increase in working capital items, resulted in $30.1 million of cash provided by operating activities. During the same nine-month period, the Company expended a net amount of $5.0 million for the purchase of property, plant and equipment compared with a net amount of $2.4 million during the nine-month period ended November 26, 2006. In addition, the Company paid $35.4 million in dividends on its common stock in the nine-month period ended November 25, 2007 compared to $25.0 million in the nine-month period ended November 26, 2006 as a result of the Company’s declaration of a special cash dividend of $1.50 per share payable August 22, 2007 and totaling $30.5 million and a special cash dividend of $1.00 per share payable August 22, 2006 and totaling $20.2 million. Net expenditures for property, plant and equipment were $3.9 million in the 2007 fiscal year and $4.2 million in the 2006 fiscal year.

At November 25, 2007 and at February 25, 2007, the Company had no long-term debt.

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

As of November 25, 2007, there were no material changes outside the ordinary course of the Company’s business in the Company’s contractual obligations disclosed in Item 7 of Part II of its Form 10-K Annual Report for the fiscal year ended February 25, 2007.

Off-Balance Sheet Arrangements:

The Company’s liquidity is not dependent on the use of, and the Company is not engaged in, any off-balance sheet financing arrangements, such as securitization of receivables or obtaining access to assets through special purpose entities.

Environmental Matters:

In the nine-month periods ended November 25, 2007 and November 26, 2006, the Company charged approximately $0.01 million against pretax income for environmental remedial response and voluntary cleanup costs (including legal fees). While annual expenditures have generally been constant from year to year and may increase over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At November 25, 2007 and February 25, 2007, the amount recorded in liabilities from discontinued operations for environmental matters related to Dielektra was $2.1 million and the amount recorded in accrued liabilities for other environmental matters was $1.8 million. Management does not expect that environmental matters will have a material adverse effect on the liquidity, capital resources, business, consolidated results of operations or consolidated financial position of the Company.

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

General

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent liabilities. On an on-going basis, the Company evaluates its estimates, including those related to sales allowances, accounts receivable, allowances for doubtful accounts, inventories, valuation of long-lived assets, income taxes, restructurings, contingencies and litigation, and pensions and other employee benefit programs. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Allowances for Doubtful Accounts

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

Restructurings

The Company expects to record a one-time charge of approximately $1.5 million in the fourth quarter of the Company’s current fiscal year ending March 2, 2008 in connection with a restructuring and workforce reduction at its Neltec Europe SAS business unit in France. Such restructuring and workforce reduction are described in Note 11 of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report and in“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this Report.

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

Item 3.          Quantitative and Qualitative Disclosure About Market Risk.

The Company’s market risk exposure at November 25, 2007 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended February 25, 2007.

Item 4.          Controls and Procedures.

(a)    Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Vice President and Controller (the person currently performing the functions similar to those performed by a principal financial officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e)

and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the“Exchange Act”)) as of November 25, 2007, the end of the quarterly fiscal period covered by this quarterly report. Based on such evaluation, the Company’s Chief Executive Officer and Vice President and Controller have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Vice President and Controller, as appropriate to allow timely decisions regarding required disclosure.

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

The following table provides information with respect to shares of the Company’s Common Stock acquired by the Company during each month included in the Company’s 2008 fiscal year third quarter ended November 25, 2007.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

August 27 – September 25	3(a)	$30.17	0

September 26 – October 25	0	–	0

October 26 – November 25	0	–	0

Total	3(a)	$30.17	0	2,000,000(b)

(a) Acquired by the Company pursuant to a privately negotiated transaction with one individual shareholder of the Company at the then current market price of the Company’s Common Stock.

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

Park Electrochemical Corp.

(Registrant)

Date: January 3, 2008	/s/ Brian E. Shore

Brian E. Shore President and Chief Executive Officer (principal executive officer)

Date: January 3, 2008	/s/ P. Matthew Farabaugh

P. Matthew Farabaugh Vice President and Controller (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Name	Page

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)	30

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)	32

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	34

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	35