Form 10-K
period 2008-03-02
PARK ELECTROCHEMICAL CORP
filed 2008-05-15
CIK 76267

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

    For the fiscal year ended March 2, 2008

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

        Registrant's telephone number, including area code (631) 465-3600

           Securities registered pursuant to Section 12(b) of the Act:

         Title of Each Class           Name of Each Exchange on Which Registered
         -------------------           -----------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated     Accelerated      Non-Accelerated     Smaller Reporting
   Filer [ ]             Filer [X]        Filer [ ]           Company  [ ]

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

    Title of Class       Aggregate Market Value     As of Close of Business On
    --------------       ----------------------     --------------------------
Common Stock, par value       $605,176,594                 August 24, 2007
    $.10 per share

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Title of Class         Shares Outstanding       As of Close of Business On
    --------------         ------------------       --------------------------
Common Stock, par value        20,347,319                   May 12, 2008
    $.10 per share

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Shareholders to be held July 16, 2008 incorporated by reference into Part III of this Report.

================================================================================

                               TABLE OF CONTENTS

                                                                        Page
                                                                        ----
PART I

Item 1.      Business..............................................        3
Item 1A.     Risk Factors..........................................       16
Item 1B.     Unresolved Staff Comments.............................       18
Item 2.      Properties............................................       18
Item 3.      Legal Proceedings.....................................       19
Item 4.      Submission of Matters to a Vote of Security Holders...       19
             Executive Officers of the Registrant..................       19

PART II

Item 5.      Market for the Registrant's Common Equity, Related
               Stockholder Matters and Issuer Purchases of Equity
               Securities..........................................       21
Item 6.      Selected Financial Data...............................       22
Item 7.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations.................       24
             Factors That May Affect Future Results................       40
Item 7A.     Quantitative and Qualitative Disclosures About Market
               Risk................................................       41
Item 8.      Financial Statements and Supplementary Data...........       41
Item 9.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.................       67
Item 9A.     Controls and Procedures...............................       67
Item 9B.     Other Information.....................................       70

PART III

Item 10.     Directors, Executive Officers and Corporate
               Governance..........................................       71
Item 11.     Executive Compensation................................       71
Item 12.     Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters..........       71
Item 13.     Certain Relationships and Related Transactions, and
               Director Independence...............................       71
Item 14.     Principal Accountant Fees and Services................       71

PART IV

Item 15.     Exhibits and Financial Statement Schedules............       72

SIGNATURES.........................................................       73

FINANCIAL STATEMENT SCHEDULES

  Schedule II - Valuation and Qualifying Accounts..................       74

EXHIBIT INDEX......................................................       75

                                     PART I

ITEM 1.    BUSINESS.

General
-------

      Park Electrochemical Corp. ("Park"), through its subsidiaries (unless the context otherwise requires, Park and its subsidiaries are hereinafter called the "Company"), is a global advanced materials company which designs, develops, manufactures, markets and sells high-technology digital and RF/microwave printed circuit materials principally for the telecommunications and internet infrastructure and high-end computing markets and advanced composite materials, structures and components principally for the aerospace markets. Park's core capabilities are in the areas of polymer chemistry formulation, coating technology, and advanced composite structures and component design and fabrication.

      Park operates through fully integrated business units in Asia, Europe and North America. The Company's manufacturing facilities are located in Singapore, China, France, Connecticut, New York, Arizona, California and Washington. In addition, the Company is in the process of constructing a new development and manufacturing facility in Newton, Kansas.

      On April 1, 2008, the Company's new wholly owned subsidiary, Park Aerospace Structures Corp., acquired substantially all the assets and business of Nova Composites, Inc. located in Lynnwood, Washington for a cash purchase price of $4.5 million paid at the closing of the acquisition and up to an additional $5.5 million payable over five years depending on the achievement of specified earn-out objectives. Park Aerospace Structures Corp. designs and manufactures aircraft composite structures and components and the tooling for such structures and components. Park's new composite structures and components product line is marketed and sold as Park's Nova(TM) product line.

      The  Company's  products  are  marketed  and  sold  under  the   Nelco(R),
Nelcote(R) and Nova(TM) names.

      Sales of Park's printed circuit materials were 91% and 92% of the Company's total net sales worldwide in the 2008 and 2007 fiscal years, respectively, and sales of Park's advanced composite materials were 9% and 8% of the Company's total net sales worldwide in the 2008 and 2007 fiscal years, respectively.

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

      COREFIX, EF, INNERLAM, LD, NELCO, NELCOTE, PARKNELCO, RTFOIL and SI are registered trademarks of Park Electrochemical Corp., and ELECTROVUE, EP, PEELCOTE, NOVA, POWERBOND and NELTEC are common law trademarks of Park Electrochemical Corp.

Printed Circuit Materials
-------------------------

      Printed Circuit Materials Operations
      ------------------------------------

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

      Printed Circuit Materials - Industry Background
      -----------------------------------------------

      The printed circuit materials manufactured by the Company and its competitors are used primarily to construct and fabricate complex multilayer printed circuit boards and other advanced electronic interconnection systems. Multilayer printed circuit materials consist of prepregs and copper-clad laminates. Prepregs are chemically and electrically engineered thermosetting or thermoplastic resin systems which are impregnated into and reinforced by a specially manufactured fiberglass cloth product or other woven or non-woven reinforcing fiber. This insulating dielectric substrate generally is 0.030 inch to 0.002 inch in thickness or less in some cases. While these resin systems historically have been based on epoxy resin chemistry, in recent years, increasingly demanding OEM requirements have driven the industry to utilize proprietary enhanced epoxies as well as other higher performance resins, such as phenolic, bismalimide triazine ("BT"), cyanate ester, polyimide, or polytetrafluoroethylene ("PTFE"). One or more plies of prepreg are laminated together to form an insulating dielectric substrate to support the copper circuitry patterns of a multilayer printed circuit board. Copper-clad laminates consist of one or more plies of prepreg laminated together with specialty thin copper foil laminated on the top and bottom. Copper foil is specially formed in thin sheets which may vary from 0.0030 inch to 0.0002 inch in thickness and normally have a thickness of 0.0014 inch or 0.0007 inch. The Company supplies both copper-clad laminates and prepregs to its customers, which use these products as a system to construct multilayer printed circuit boards.

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

      Growth in the global market for advanced electronic products has been principally attributable to increased sales and more complex electronic content of newer products, such as cellular telephones, pagers, personal computers and portable computing devices and the infrastructure equipment necessary to support the use of these devices, and greater use of electronics in other products, such as automobiles. Further, large, almost completely untapped markets for advanced electronic equipment have emerged in such areas as India and China and other areas of the Pacific Rim. During its 2002 fiscal year, the Company established a business center in Wuxi, China, in the Shanghai Nanjing corridor, which has been replaced by a new manufacturing facility in the Zhuhai Free Trade Zone approximately 50 miles west of Hong Kong in Guangdong Province in southern China. The facility was completed in the Company's 2007 fiscal year. The Company is in the process of modifying certain of the equipment in this facility so that it can laminate PTFE based circuitry materials in Asia.

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

      Printed Circuit Materials - Products and Services
      -------------------------------------------------

      The Company produces a broad line of advanced printed circuit materials (the Nelco(R) product line) used to fabricate complex multilayer printed circuit boards and other electronic interconnect systems, including backplanes, wireless packages, high speed/low loss multilayers and high density interconnects ("HDIs"). The Company's diverse advanced printed circuit materials product line is designed to address a wide array of end-use applications and performance requirements.

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

      The Company's products include high-speed, low-loss, digital broadband engineered formulations, high-temperature modified epoxies, phenolics, bismalimide triazine ("BT") epoxies, non-MDA polyimides, enhanced polyimides, SI(R) (Signal Integrity) products, cyanate esters and polytetrafluoroethylene ("PTFE") formulations for radio frequency ("RF")/microwave applications.

      The Company's high performance printed circuit materials consist of high-speed low-loss materials for digital and RF/microwave applications requiring lead-free compatibility, high bandwidth signal integrity, BT materials, polyimides for applications that demand extremely high thermal performance, cyanate esters, quartz reinforced materials, and PTFE materials for RF/microwave systems that operate at frequencies up to 77 GHz.

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

      The Company has located its advanced printed circuit materials manufacturing operations in strategic locations intended to serve specific regional markets. By situating its facilities in close geographical proximity to its customers, the Company is able to rapidly adjust its manufacturing processes to meet customers' new requirements and respond quickly to customers' technical needs. The Company has technical staffs based at each of its manufacturing locations, which allows the rapid dispatch of technical personnel to a customer's facility to assist the customer in quickly solving design, process, production or manufacturing problems. During the 2002 fiscal year, the Company established a business center in Wuxi near Shanghai in central China, which has been replaced by a new manufacturing facility in the Zhuhai Free Trade Zone approximately 50 miles west of Hong Kong in southern China. The facility was completed in the Company's 2007 fiscal year. The Company is in the process of modifying certain of the equipment in this facility so that it can laminate PTFE based circuitry materials in Asia.

      Printed Circuit Materials - Customers and End Markets
      -----------------------------------------------------

      The Company's customers for its advanced printed circuit materials include the leading independent printed circuit board fabricators, electronic manufacturing service ("EMS") companies, electronic contract manufacturers ("ECMs") and major electronic original equipment manufacturers ("OEMs") in the computer, networking, telecommunications, transportation, aerospace and instrumentation industries located throughout North America, Europe and Asia. The Company seeks to align itself with the larger, more technologically - advanced and better capitalized independent printed circuit board fabricators and major electronic equipment manufacturers which are industry leaders committed to maintaining and improving their industry leadership positions and to building long-term relationships with their suppliers. The Company has also aligned itself with a national distributor of printed circuit materials, Tapco Associates, Inc., which supports smaller, but technologically advanced, customers in the United States. The Company's selling effort typically involves several stages and relies on the talents of Company personnel at different levels, from management to sales personnel and quality engineers. In recent years, the Company has augmented its traditional sales personnel with an OEM marketing team and product technology specialists. The Company's strategy emphasizes the use of multiple facilities established in market areas in close proximity to its customers.

      During the Company's 2008 fiscal year, approximately 13.4% of the Company's total worldwide sales were to Sanmina-SCI Corporation, a leading electronics contract manufacturer and manufacturer of printed circuit boards, and approximately 10.8% of the Company's total worldwide sales were to TTM Technologies, Inc., a leading manufacturer of printed circuit boards. During the Company's 2007 fiscal year, approximately 16.7% of the Company's total worldwide sales were to Sanmina-SCI Corporation, and approximately 10.7% of the Company's total worldwide sales were to TTM Technologies, Inc. The sales to TTM Technologies, Inc. during the 2007 fiscal year included sales to Tyco Printed Circuit Group L.P., a leading manufacturer of printed circuit boards, which was acquired by TTM Technologies, Inc. in the Company's 2007 fiscal year. During the Company's 2008 and 2007 fiscal years, sales to no other customer of the Company equaled or exceeded 10% of the Company's total worldwide sales.

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

      Printed Circuit Materials - Manufacturing
      -----------------------------------------

      The process for manufacturing multilayer printed circuit materials is capital intensive and requires sophisticated equipment as well as clean-room environments. The key steps in the Company's manufacturing process include: the impregnation of specially designed fiberglass cloth with a specially designed resin system and the partial curing of that resin system; the assembling of laminates consisting of single or multiple plies of prepreg and copper foil in a clean-room environment; the vacuum lamination of the copper-clad assemblies under simultaneous exposure to heat, pressure and vacuum; and the finishing of the laminates to customer specifications.

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

      The Company manufactures multilayer printed circuit materials at six fully integrated facilities located in the United States, Europe and Southeast Asia. The Company opened its California facility in 1965, its first

New York facility in 1971, its first Arizona and France facilities in 1984, its Singapore facility in 1986 and its second France facility in 1992. The Company services the North America market principally through its United States manufacturing facilities, the European market principally through its manufacturing facilities in France, and the Asian market principally through its Singapore manufacturing facility. During its 2002 fiscal year, the Company established a business center in central China, which has been replaced by a new manufacturing facility in the Zhuhai Free Trade Zone approximately 50 miles west of Hong Kong in southern China. This facility was completed in the Company's 2007 fiscal year. The Company is in the process of modifying certain of the equipment in this facility so that it can laminate PTFE based circuitry materials in Asia. In addition, the Company upgraded its printed circuit materials treating operation in Singapore during the 2007 fiscal year third quarter so that such operation is capable of treating the Company's full line of advanced printed circuit materials in Singapore, except polytetrafluoroethylene ("PTFE") materials. The Company has located its manufacturing facilities in its important markets. By maintaining technical and engineering staffs at each of its manufacturing facilities, the Company is able to deliver fully-integrated products and services on a timely basis.

      Printed Circuit Materials - Materials and Sources of Supply
      -----------------------------------------------------------

      The principal materials used in the manufacture of the Company's printed circuit materials products are specially manufactured copper foil, fiberglass and quartz cloth and synthetic reinforcements, and specially formulated resins and chemicals. The Company attempts to develop and maintain close working relationships with suppliers of those materials who have dedicated themselves to complying with the Company's stringent specifications and technical requirements. While the Company's philosophy is to work with a limited number of suppliers, the Company has identified alternate sources of supply for each of these materials. However, there are a limited number of qualified suppliers of these materials, substitutes for these materials are not readily available, and, in the recent past, the industry has experienced shortages in the market for certain of these materials. While the Company has not experienced significant problems in the delivery of these materials and considers its relationships with its suppliers to be strong, a disruption of the supply of materials could materially adversely affect the business, financial condition and results of operations of the Company. Significant increases in the cost of materials purchased by the Company could also have a material adverse effect on the Company's business, financial condition and results of operations if the Company were unable to pass such increases through to its customers. During the first and second quarters of the 2007 and 2008 fiscal years, the Company incurred significant increases in the cost of copper foil, one of the Company's primary raw materials, and the Company was able to pass a substantial portion of such increases through to its customers in the second, third and fourth quarters of the 2007 fiscal year and in the second and third quarters of the 2008 fiscal year.

      Printed Circuit Materials - Competition
      ---------------------------------------

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

Advanced Composite Materials
----------------------------

      Advanced Composite Materials Operations
      ---------------------------------------

      The Company also develops and produces engineered, advanced composite materials (the Nelcote(R) product line) for the aerospace, aircraft, rocket motor, radio frequency ("RF") and specialty industrial markets.

      The Company's advanced composite materials are manufactured by the Company's Park Advanced Composite Materials, Inc. subsidiary located in Waterbury, Connecticut, which was named Nelcote, Inc. from May 2006 to March 2008 and which was named FiberCote Industries, Inc. prior to May 2006, and by the Company's Nelco Products Pte. Ltd. subsidiary in Singapore. Such materials will also be manufactured by the Company's Park Aerospace Materials Corp. subsidiary located in Newton, Kansas after the completion of the construction of its new development and manufacturing facility, which is expected to be operational by the end of the 2008 calendar year.

      Advanced Composite Materials - Industry Background
      --------------------------------------------------

      The advanced composite materials manufactured by the Company and its competitors are used primarily to fabricate light-weight, high-strength structures with specifically designed performance characteristics. Composite materials are typically highly specified combinations of resin formulations and reinforcements. Reinforcements can be woven fabrics, non-woven goods such as mats or felts, or in some cases unidirectional fibers. Reinforcement materials are constructed of E-glass (fiberglass), carbon fiber, S2 glass, aramids such as Kevlar(R) ("Kevlar" is a registered trademark of E.I. du Pont de Nemours & Co.) and Twaron(R) ("Twaron" is a registered trademark of Teijin Twaron B.V. LLC), quartz, polyester, and other synthetic materials. Resin formulations are typically highly proprietary, and include various chemical mixtures. The Company produces resin formulations using various epoxies, polyesters, phenolics, cyanate esters, polyimides and other complex matrices. The reinforcement combined with the resin is referred to as a "prepreg", which is an acronym for pre-impregnated material. Advanced composite materials can be broadly categorized as either a thermoset or a thermoplastic. While both material types require the addition of heat and pressure to achieve the molecular cross-linking of the matrices, thermoplastics can be reformed using additional heat and pressure. Once fully cured, thermoset materials can not be further reshaped. The Company believes that the demand for thermoset advanced materials is greater than that for thermoplastics due to the fact that fabrication processes for thermoplastics require much higher temperatures and pressures, and are, therefore, typically more capital intensive than the fabrication processes for thermoset materials.

      The advanced composite materials industry suppliers have historically been large chemical corporations. During the past ten years, considerable consolidation has occurred in the industry, resulting in three relatively large composite materials suppliers and a number of smaller suppliers.

      Composite part fabricators typically design and specify a material specifically to meet the needs of the part's end use and the fabricators' processing methods. Fabricators sometimes work with a supplier to develop the specific resin system and reinforcement combination to match the application. Fabricators' processing may include hand lay-up or more advanced automated lay-up techniques. Automated lay-up processes include automated tape lay-up
("ATL"), fiber placement and filament winding. These fabrication processes significantly alter the material form purchased. After the lay-up process is completed, the material is cured by the addition of heat and pressure. Cure processes typically include vacuum bag oven curing, high pressure autoclave, press forming and in some cases in-situ curing. After the part has been cured, final finishing and trimming, and assembly of the structure is performed by the fabricator.

      Advanced Composite Materials - Products
      ---------------------------------------

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

      The Company's advanced composite materials products include prepregs manufactured from proprietary formulations using modified epoxies, phenolics, polyesters, cyanate esters, polyimides combined with woven, non-woven, and unidirectional reinforcements. Reinforcement materials used to produce the Company's products include polyacrylonitrile ("PAN") and pitch based carbons, aramids, E-glass, S2 glass, polyester, quartz and rayon. The Company also sells certain specialty fabrics, such as Raycarb C2, a carbonized rayon fabric produced by Snecma Propulsion Solide and used mainly in the rocket motor industry.

      Advanced Composite Materials - Customers and End Markets
      --------------------------------------------------------

      The Company's advanced composite materials customers include manufacturers in the aerospace, aircraft, rocket motor, electronics, radio frequency ("RF") and specialty industrial markets. The Company's materials are marketed by sales personnel including both salaried employees and independent sales representatives who work on a commission basis.

      While no single advanced composite materials customer accounted for 10% or more of the Company's total sales during either of the last two fiscal years, the loss of a major customer or of a group of some of the largest customers of the advanced composite materials business could have a material adverse effect upon the Company's advanced composite materials business.

      The Company's aerospace customers are fabricators of aircraft composite hardware. The Company's advanced composite materials are used to produce primary and secondary structures, aircraft interiors, and various other aircraft components. The majority of the Company's customers for aerospace materials do not produce hardware for commercial aircraft, but for the general aviation and business aviation, kit aircraft and military segments.

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

      Many of the Company's composite materials are used in the manufacture of aircraft certified by the Federal Aviation Administration (the "FAA"). In support of these programs, the Company has developed FAA accepted databases of design allowables for certain materials that can be used by customers in the design and certification of FAA certified aircraft structures. The Company continues to support public FAA accepted databases such as NCAMP by funding ongoing material qualifications.

      Advanced Composite Materials - Manufacturing
      --------------------------------------------

      The Company's manufacturing facilities for advanced composite materials are currently located in Waterbury, Connecticut and in Singapore. In the third quarter of the 2007 fiscal year, the Company acquired a facility in Singapore which the Company modified and expanded for use as a new advanced composites manufacturing plant. In addition, the Company is in the process of constructing a new development and manufacturing facility in Newton, Kansas to produce advanced composite materials principally for the aerospace industry.

      In the 2006 fiscal year, the Company installed an additional large treater at its advanced composite materials facility in Waterbury, Connecticut, which significantly increased the facility's treating capacity. The Company also produces some products through the use of toll coating services at other locations in North America.

      The process for manufacturing composite materials is capital intensive and requires sophisticated equipment, significant technical know-how and very tight process control. The key steps used in the manufacturing process include chemical reactors, resin mixing, reinforcement impregnation, and in some cases resin film casting, and solvent drying processes.

      Prepreg is manufactured by the Company using either solvent (solution) coating methods on a treater or by hot melt impregnation. A solution treater is a roll-to-roll continuous process machine which sequences reinforcement through tension controllers and combines solvated resin with the reinforcement. The reinforcement is dipped in resin, passed through a drying oven which removes the solvent and advances (or partially cures) the resin. The prepreg material is interleafed with a carrier and cut to the roll lengths desired by the customer. The Company also manufactures prepreg using hot melt impregnation methods which use no solvent. Hot melt prepreg manufacturing is achieved by mixing a resin formulation in a heated resin vessel, casting a thin film on a carrier paper, and laminating the reinforcement with the resin film. The Company also completes additional processing services, such as toll coating, slitting, sheeting, biasing, sewing and cutting, if needed by the customer. Many of the products manufactured by the Company also undergo extensive testing of the chemical, physical and mechanical properties of the product. These testing requirements are completed in the laboratories and facilities located at the Company's manufacturing facility. The Company's laboratories have been approved by several aerospace contractors. After all the processing has been completed, the product is inspected and packaged for shipment to the customer. The Company typically supplies final product to the customer in roll or sheet form.

      Advanced Composite Materials - Materials and Sources of Supply
      --------------------------------------------------------------

      The Company designs and manufactures its advanced composite materials to its own specifications and to the specifications of its customers. Product development efforts are focused on developing prepreg materials that meet the specifications of the customers. The materials used in the manufacture of these engineered materials include graphite and carbon fibers and fabrics, Kevlar(R), quartz, fiberglass, polyester, specialty chemicals, resins, films, plastics, adhesives and certain other synthetic materials. The Company purchases these materials from several suppliers. Substitutes for many of these materials are not readily available, and demand has increased for certain materials, such as carbon fiber. The Company is working globally to determine acceptable alternatives for several raw materials with limited availability.

      Advanced Composite Materials - Competition
      ------------------------------------------

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

      Advanced Composite Structures and Components
      --------------------------------------------

      On April 1, 2008, the Company's new wholly owned subsidiary, Park Aerospace Structures Corp., acquired substantially all the assets and business of Nova Composites, Inc. located in Lynnwood, Washington. Park Aerospace Structures Corp. designs and manufactures aircraft composite structures and components and the tooling for such structures and components. These composite structures and components are manufactured with carbon, fiberglass and other reinforcements impregnated with formulated resins. These impregnated reinforcements, sometimes know as "prepregs", are supplied by other subsidiaries of Park, as well as independent companies. Park's new composite structures and components product line is marketed and sold as Park's Nova(TM) product line.

Backlog
-------

      The Company records an item as backlog when it receives a purchase order specifying the number of units to be purchased, the purchase price, specifications and other customary terms and conditions. At May 4, 2008, the unfilled portion of all purchase orders received by the Company and believed by it to be firm was approximately $7,636,000, compared to $9,458,000 at April 29, 2007.

      Various factors contribute to the size of the Company's backlog. Accordingly, the foregoing information may not be indicative of the Company's results of operations for any period subsequent to the fiscal year ended March 2, 2008.

Patents and Trademarks
----------------------

      The Company holds several patents and trademarks or licenses thereto. In the Company's opinion, some of these patents and trademarks are important to its products. Generally, however, the Company does not believe that an inability to obtain new, or to defend existing, patents and trademarks would have a material adverse effect on the Company.

Employees
---------

      At March 2, 2008, the Company had approximately 870 employees. Of these employees, 760 were engaged in the Company's printed circuit materials operations, 70 in its advanced composite materials operations and 40 consisted of executive personnel and general administrative staff. None of the Company's employees are subject to a collective bargaining agreement. However, the non-executive employees of the Company's Neltec Europe SAS subsidiary in France are represented by the trade union which represents all non-executive employees in the industrial sector to which Neltec Europe belongs. Management considers its employee relations to be good.

Environmental Matters
---------------------

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

A loss of one or more key customers could affect the Company's profitability. The Company's customer base is concentrated, in part, because the Company's business strategy has been to develop long-term relationships with a select group of customers. During the Company's fiscal year ended March 2, 2008, the Company's ten largest customers accounted for approximately 71% of net sales. The Company expects that sales to a relatively small number of customers will continue to account for a significant portion of its net sales for the foreseeable future. See "Business-Printed Circuit Materials-Customers and End Markets" and "Business-Advanced Composite Materials-Customers and End Markets" in Item 1 of Part I of this Report.

The Company's business is dependent on the electronics industry which is cyclical in nature.

The electronics industry is cyclical and has experienced recurring downturns. The downturns, such as occurred in the electronics industry during the first quarter of the Company's fiscal year ended March 2, 1997 and in the first quarter of the Company's fiscal year ended March 3, 2002 can be unexpected and have often reduced demand for, and prices of, printed circuit materials and advanced composite materials. This potential reduction in demand and prices could have a negative impact on the Company's business.

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

                             Owned or                               Size (Square
            Location          Leased               Use                 Footage)
            --------          ------               ---                 --------
      Melville, NY            Leased       Administrative Offices        8,000
      Newburgh, NY            Leased       Electronic Materials        171,000
      Fullerton, CA           Leased       Electronic Materials         95,000
      Anaheim, CA             Leased       Electronic Materials         26,000
      Tempe, AZ               Leased       Electronic Materials         87,000
      Mirebeau, France        Owned        Electronic Materials         81,000
      Lannemezan, France      Owned        Electronic Materials         29,000
      Singapore               Leased       Electronic Materials        128,000
      Zhuhai, China           Leased       Electronic Materials         40,000
      Waterbury, CT           Leased       Advanced Composites         100,000
      Newton, KS              Leased       Advanced Composites          50,000
      Singapore               Leased       Advanced Composites          24,000
      Lynnwood, WA            Leased       Aerospace Structures         21,000

      The advanced composites facility in Newton, Kansas is currently being constructed and is expected to be operational by the end of the 2008 calendar year.

      The Company believes its facilities and equipment to be in good condition and reasonably suited and adequate for its current needs. During the 2008 and 2007 fiscal years, certain of the Company's printed circuit materials manufacturing facilities were utilized at less than 50% of their designed capacity.

ITEM 3.    LEGAL PROCEEDINGS.

      None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None

EXECUTIVE OFFICERS OF THE REGISTRANT.

            Name                             Title                           Age
            ----                             -----                           ---
      Brian E. Shore          Chief Executive Officer, President and a
                              Director                                       56

      Stephen E. Gilhuley     Executive Vice President, Secretary and
                              General Counsel                                63

      P. Matthew Farabaugh    Vice President and Controller                  47

      Anthony W. DiGaudio     Vice President of Marketing and Sales          38

      Louis J. Stans          Vice President of Engineering and Quality      61
                              and Research and Development

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

      Mr. Farabaugh was appointed Vice President and Controller of the Company on October 8, 2007. Prior to joining Park, Mr. Farabaugh was Corporate Controller of American Technical Ceramics, a publicly traded international company and a manufacturer of electronic components, located in Huntington Station, New York, from 2004 to September 2007 and Assistant Controller from 2000 to 2004. Prior thereto, Mr. Farabaugh was Assistant Controller of Park Electrochemical Corp. from 1989 to 2000. Prior to joining Park in 1989, Mr. Farabaugh had been a senior accountant with KPMG. In his position as Vice President and Controller, Mr. Farabaugh replaced James L. Zerby as the Company's principal accounting officer. Mr. Zerby retired from the Company effective October 5, 2007.

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

      For the Fiscal Year                  Stock Price                Dividends
                                           -----------
      Ended March 2, 2008                 High       Low              Declared
      -------------------                 ----       ---              --------
      First Quarter                      $29.87    $25.68               $ .08
      Second Quarter                      33.99     26.05                1.58(a)
      Third Quarter                       37.17     28.16                 .08
      Fourth Quarter                      31.66     21.11                 .08

      For the Fiscal Year                 Stock Price                 Dividends
                                          -----------
      Ended February 25, 2007            High      Low                Declared
      -----------------------            ----      ---                --------
      First Quarter                     $36.45    $28.05                $ .08
      Second Quarter                     34.29     23.05                 1.08(b)
      Third Quarter                      33.70     25.40                  .08
      Fourth Quarter                     33.50     24.72                  .08

      (a) During the 2008 fiscal year second quarter, the Company declared its regular quarterly cash dividend of $0.08 per share in June 2007, and in July 2007 the Company announced that its Board of Directors had declared a one-time, special cash dividend of $1.50 per share, payable August 22, 2007 to stockholders of record on August 1, 2007.

      (b) During the 2007 fiscal year second quarter, the Company declared its regular quarterly cash dividend of $0.08 per share in June 2006, and in July 2006 the Company announced that its Board of Directors had declared a one-time, special cash dividend of $1.00 per share, payable August 22, 2006 to stockholders of record on August 1, 2006.

      As of May 9, 2008, there were approximately 880 holders of record of Common Stock.

      The Company expects, for the immediate future, to continue to pay regular cash dividends.

The following table provides information with respect to shares of the Company's Common Stock acquired by the Company during each month included in the Company's 2008 fiscal year fourth quarter ended March 2, 2008.

                                                              Maximum Number (or
                                           Total Number of    Approximate Dollar
                                             Shares (or        Value) of Shares
                   Total                  Units) Purchased      (or Units) that
                 Number of      Average      As Part of           May Yet Be
                 Shares (or   Price Paid      Publicly          Purchased Under
                   Units)      Per Share   Announced Plans       The Plans or
    Period       Purchased     (or Unit)     or Programs           Programs
--------------   ---------    ----------   ---------------    ------------------
November 26 -
January 2             0           -               0

January 3 -
February 2            0           -               0

February 3 -
March 2               0           -               0

Total                 0           -               0             2,000,000 (a)

        (a) Aggregate number of shares available to be purchased by the Company pursuant to a share purchase authorization announced on October 20, 2004. Pursuant to such authorization, the Company is authorized to purchase its shares from time to time on the open market or in privately negotiated transactions.

ITEM 6.    SELECTED FINANCIAL DATA.

      The following selected consolidated financial data of Park and its subsidiaries is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements, related Notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein. Insofar as such consolidated financial information relates to the five fiscal years ended March 2, 2008 and is as of the end of such periods, it is derived from the Consolidated Financial Statements for the four fiscal years ended March 2, 2008 and as of such dates audited by Grant Thornton LLP, independent auditor, and from the Consolidated Financial
Statements for the fiscal year ended February 29, 2004 and as of such date audited by Ernst & Young LLP, independent auditor. The Consolidated Financial Statements as of March 2, 2008 and February 25, 2007 and for the three years ended March 2, 2008, together with the independent auditor's report for the three years ended March 2, 2008, appear in Item 8 of Part II of this Report.

                                                               Fiscal Year Ended
                                      -----------------------------------------------------------------------
                                                    (In thousands, except per share amounts)
                                       March 2,    February 25,   February 26,   February 27,    February 29,
                                         2008          2007           2006           2005            2004
                                      ----------   ------------   ------------   ------------    ------------

STATEMENTS OF EARNINGS INFORMATION:

Net sales                              $241,852       $257,377       $222,251       $211,187       $194,236
Cost of sales                           179,398        193,270        167,650        167,937        161,536
                                       --------       --------       --------       --------       --------
Gross profit                             62,454         64,107         54,601         43,250         32,700
Selling, general and
  administrative expenses                27,159         26,682         25,129         26,960         27,962
Insurance arrangement
  termination charge                        -            1,316            -              -              -
Asset impairment charge                     -              -            2,280            -              -
Restructuring and severance
  charges (Note 11)                       1,362            -              889            625          8,469
Gain on insurance settlement                -              -              -           (4,745)           -
Gain on sale of UK real estate              -              -              -              -             (429)
Gain on Delco lawsuit                       -              -              -              -          (33,088)
                                       --------       --------       --------       --------       --------
Earnings from operations                 33,933         36,109         26,303         20,410         29,786
Interest and other income, net            9,361          8,033          6,056          3,386          2,958
                                       --------       --------       --------       --------       --------
Earnings from continuing
  operations before income taxes         43,294         44,142         32,359         23,796         32,744
Income tax provision from
  continuing operations                   8,615          4,351          5,484          2,191          2,835
                                       --------       --------       --------       --------       --------
Earnings from continuing
  operations                             34,679         39,791         26,875         21,605         29,909
Loss from discontinued
  operations, net of taxes                  -              -              -              -          (33,761)
  (Note 10)
                                       --------       --------       --------       --------       --------
Net earnings (loss)                    $ 34,679       $ 39,791       $ 26,875       $ 21,605       $ (3,852)
                                       ========       ========       ========       ========       ========
Basic earnings (loss) per
  share:
Earnings from continuing
  operations                           $   1.71       $   1.97       $   1.34       $   1.09       $   1.51
Loss from discontinued
  operations, net of tax                    -              -              -              -              -
                                       --------       --------       --------       --------       --------
Basic earnings (loss) per share        $   1.71       $   1.97       $   1.34       $   1.09       $  (0.20)
                                       ========       ========       ========       ========       ========
Diluted earnings (loss) per
  share:
Earnings from continuing
 operations                            $   1.70       $   1.96       $   1.33       $   1.08       $   1.50
Loss from discontinued
  operations, net of tax                    -              -              -              -            (1.69)
                                       --------       --------       --------       --------       --------
Diluted earnings (loss) per            $   1.70       $   1.96       $   1.33       $   1.08       $  (0.19)
  share                                ========       ========       ========       ========       ========

Cash dividends per common share        $   1.82       $   1.32       $   1.32       $   1.26       $   0.24
                                       ========       ========       ========       ========       ========
Weighted average number of
  common shares outstanding:
    Basic                                20,305         20,175         20,047         19,879         19,754
    Diluted                              20,364         20,317         20,210         20,075         19,991
BALANCE SHEET INFORMATION:
Working capital                        $239,060       $233,767       $214,934       $206,714       $197,453
Total assets                            327,407        321,922        311,312        307,311        311,070
Long-term debt                              -              -              -              -              -
Stockholders' equity                    269,172        264,167        245,423        242,857        243,896

See Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General:

       Park is a global advanced materials company which develops, manufactures and markets high-technology digital and RF/microwave printed circuit materials principally for the telecommunications and internet infrastructure and high-end computing markets and advanced composite materials, structures and components principally for the aerospace markets. The Company's manufacturing facilities are located in Singapore, China, France, Connecticut, New York, Arizona, California and Washington. The Company's products are marketed and sold under the Nelco(R), Nelcote(R) and Nova(TM) names.

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

      The comparisons of the Company's results of operations for its 2008 fiscal year ended March 2, 2008 to the Company's results of operations for its 2007 fiscal year ended February 25, 2007 are impacted by the facts that the 2008 fiscal year consisted of 53 weeks and the 2007 fiscal year consisted of 52 weeks.

      The Company's net sales declined in the fiscal year ended March 2, 2008 compared with the fiscal year ended February 25, 2007 as a result of decreases in sales of the Company's printed circuit materials in North America and Europe; and, consequently, the Company's earnings from operations and net earnings were lower in the 2008 fiscal year than in the 2007 fiscal year.

      The Company's net earnings for the fiscal year ended March 2, 2008 were increased by a tax benefit of $1.5 million recorded by the Company in the 2008 fiscal year fourth quarter relating to a reduction of tax reserves in the United States related to transfer pricing and were reduced by a charge of $1.4 million recorded by the Company in the 2008 fiscal year fourth quarter for employment termination benefits and other expenses related to a restructuring and workforce reduction at the Company's Neltec Europe SAS electronic materials business unit located in Mirebeau, France.

      The Company's net earnings for the fiscal year ended February 25, 2007 were increased by a tax benefit of $0.7 million recorded by the Company in the 2007 fiscal year fourth quarter relating to the recognition of tax credits resulting from operating losses sustained in prior years in France and by tax benefits recognized by the Company in the 2007 fiscal year second quarter of $3.5 million relating to the elimination of certain valuation allowances previously established relating to deferred tax assets in the United States, $1.4 million relating to the elimination of reserves no longer required as the result of the completion of a tax audit and $0.5 million relating to the termination of a life insurance arrangement with Jerry Shore, the Company's founder and former Chairman, President and Chief Executive Officer, and such net earnings were reduced by a pre-tax charge of $1.3 million recorded by the Company in the 2007 fiscal year second quarter relating to the termination of such insurance arrangement.

      The decline in the Company's operating performance during the 2008 fiscal year was attributable principally to decreases in total sales of the Company's printed circuit materials products, which were only partially offset by higher percentages of sales of higher margin, high performance printed circuit materials products and by a higher percentage of sales by the Company's operations in Singapore.

      The Company believes that the markets for its printed circuit materials products have contracted from the levels that existed in the 2007 fiscal year. Consequently, sales of the Company's printed circuit materials products decreased in the 2008 fiscal year compared to the 2007 fiscal year. The markets for the Company's advanced composite materials products continued to be relatively strong during the 2008 fiscal year, and sales of the Company's advanced composite materials products increased in the 2008 fiscal year compared to the prior fiscal year.

      The global markets for the Company's printed circuit materials products continue to be very difficult to forecast, and it is not clear to the Company what the condition of the global markets for the Company's printed circuit materials products will be in the 2009 fiscal year. The Company believes that the markets for its advanced composite materials products will continue to be strong during the 2009 fiscal year.

      In the first quarter of the Company's 2009 fiscal year, the Company's new wholly owned subsidiary, Park Aerospace Structures Corp., acquired substantially all the assets and business of Nova Composites, Inc., a designer and manufacturer of aircraft composite structures and components and the tooling for such structures and components, located in Lynnwood, Washington, for a cash purchase price of $4.5 million paid at the closing of the acquisition and up to an additional $5.5 million payable over five years depending on the achievement of specified earn-out objectives.

      In the fourth quarter of the 2008 fiscal year, the Company opened its new advanced composite materials manufacturing plant in Singapore, which it had acquired in the 2007 fiscal year and modified and expanded for use as a composite materials manufacturing plant. In the fourth quarter of the 2008 fiscal year, the Company also commenced the construction of a new development and manufacturing facility in Newton, Kansas to produce advanced composite materials principally for the general aviation aircraft segment of the aerospace industry. As previously announced, the Company plans to spend approximately $15 million on the facility and equipment in Kansas.

      As previously reported, the Company discontinued its participation in the bidding for certain of the assets and business of Columbia Aircraft Manufacturing Corporation ("Columbia") in an auction conducted in the United States Bankruptcy Court for the District of Oregon in Portland, Oregon on November 27, 2007 and incurred approximately $0.5 million in out-of-pocket expenses relating to its extensive due diligence investigation of Columbia in Bend, Oregon and elsewhere, all of which was expensed in the 2008 fiscal year third quarter ended November 25, 2007.

      In the fourth quarter of the 2008 fiscal year, the Company also recorded a tax benefit of $1.5 million relating to the reduction of tax reserves.

      In the first quarter of the 2007 fiscal year, the Company completed the construction of a new manufacturing facility in the Zhuhai Free Trade Zone in Guangdong Province in southern China. The Company is in the process of modifying certain of the equipment in this facility so that it can laminate PTFE based circuitry materials in Asia. In addition, the Company upgraded its printed circuit materials treating operation in Singapore during the 2007 fiscal year third quarter so that such operation is capable of treating the Company's full line of advanced printed circuit materials in Singapore, except polytetrafluoroethylene ("PTFE") materials.

      In addition, during the 2006 fiscal year, the Company completed the installation of an additional large treater at its advanced composite materials facility in Waterbury, Connecticut, which has significantly increased the treating capacity of that facility.

      While the Company continues to expand and invest in its business, it also continues to make additional adjustments to certain of its operations, which resulted in workforce reductions. In the 2008 fiscal year fourth quarter, the Company's electronic materials business unit located in Mirebeau, France, Neltec Europe SAS, completed a restructuring of its operations and a reduction of its workforce in response to the continuing erosion of the markets for electronic materials in Europe and the continuing migration of such markets to Asia, and the Company recorded a one-time charge of approximately $1.4 million in such quarter for employment termination benefits and other expenses resulting from such restructuring and workforce reduction. In addition, in the 2006 fiscal year first and second quarters, the Company reduced the size of the workforce at its Neltec Europe SAS business unit as a result of deterioration of the European market for high-technology printed circuit materials, and it recorded an employment termination benefits charge of $1.1 million during the 2006 fiscal year first quarter, $0.2 million of which was reversed in the 2006 fiscal year fourth quarter.

      During the 2007 fiscal year's second quarter, the Company recorded a pre-tax charge of $1.3 million in connection with the termination of an insurance arrangement with Jerry Shore, the Company's founder and former Chairman, President and Chief Executive Officer, and recognized a $0.5 million tax benefit relating to this insurance termination charge. The termination of the insurance arrangement involved a payment of $1.3 million by the Company to Mr. Shore in January 2007, which resulted in a net cash cost to the Company of $0.7 million, after the Company's receipt of a portion of the cash surrender value of the insurance policies. During the 2007 fiscal year's second quarter, the Company also recognized a tax benefit of $3.5 million relating to the elimination of certain valuation allowances previously established relating to deferred tax assets in the United States and a tax benefit of $1.4 million relating to the elimination of reserves no longer required as the result of the completion of a tax audit.

Fiscal Year 2008 Compared with Fiscal Year 2007:

      The Company's total net sales worldwide declined, while its sales of its advanced composite materials increased, in the fiscal year ended March 2, 2008 compared to the fiscal year ended February 25, 2007, following increases in total net sales worldwide in the 2007 fiscal year compared to the 2006 fiscal year.

      The reduced sales in the 2008 fiscal year resulted in a slightly lower gross profit in the 2008 fiscal year than in the 2007 fiscal year, although the Company experienced a slight improvement in the Company's gross profit margin in the 2008 fiscal year, following substantial improvements in the 2007 fiscal year compared to the 2006 fiscal year and in the 2006 fiscal year compared to the 2005 fiscal year.

      The Company's gross profit in the 2008 fiscal year was lower than its gross profit in the prior fiscal year primarily as a result of reduced total sales of printed circuit materials products, which were less than offset by higher percentages of sales by the Company of its higher margin, high performance printed circuit materials products and a higher percentage of sales by the Company's operations in Singapore.

      Sales of the Company's advanced composite materials products increased during the 2008 fiscal year primarily as a result of the strength of the aerospace markets for advanced composite materials. Sales of advanced composite materials were 9% of the Company's total net sales worldwide in the 2008 fiscal year and 8% of the Company's total net sales worldwide in the 2007 fiscal year.

      The Company's financial results of operations in the 2008 fiscal year were slightly enhanced by a tax benefit of $1.5 million recorded by the Company in the 2008 fiscal year fourth quarter resulting from the reduction of tax reserves, which was partially offset by a charge of $1.4 million recorded by the Company in the 2008 fiscal year fourth quarter for employment termination benefits and other expenses resulting from a restructuring and workforce reduction at the Company's Neltec Europe SAS electronic materials business unit located in Mirebeau, France.

      The Company's financial results of operations in the 2007 fiscal year were enhanced by the tax benefit of $0.7 million recorded by the Company for the recognition of tax credits resulting from operating losses sustained in prior years in France and by the tax benefits of $3.5 million relating to the elimination of certain valuation allowances previously established related to deferred tax assets in the United States, $1.4 million relating to the elimination of reserves no longer required as the result of the completion of a tax audit and $0.5 million relating to the termination of a life insurance agreement with Jerry Shore, the Company's founder and former Chairman, President and Chief Executive Officer, which benefits were partially offset by a pre-tax charge of $1.3 million relating to the termination of the insurance agreement with Jerry Shore.

Results of Operations

      The Company's total net sales worldwide for the fiscal year ended March 2, 2008 decreased 6% to $241.9 million from $257.4 million for the fiscal year ended February 25, 2007. The decrease in net sales was the result of decreased sales by the Company's operations in North America and Europe, which were only partially offset by increased sales by the Company's operations in Asia and by increased sales of the Company's high technology printed circuit materials and advanced composite materials.

      The Company's foreign operations accounted for $118.8 million of sales, or 49% of the Company's total net sales worldwide, during the 2008 fiscal year, compared with $117.0 million of sales, or 45% of total net sales worldwide during the 2007 fiscal year and 44% of total net sales worldwide during the 2006 fiscal year. Sales by the Company's foreign operations during the 2008 fiscal year increased 2% from the 2007 fiscal year primarily as a result of increases in sales by the Company's operations in Asia.

      For the fiscal year ended March 2, 2008, the Company's sales in North America, Asia and Europe were 51%, 37% and 12%, respectively, of the Company's total net sales worldwide compared with 55%, 32% and 13% for the fiscal year ended February 25, 2007. The Company's sales in Asia increased 10% in the 2008 fiscal year over the 2007 fiscal year, while its sales in North America decreased 12% and its sales in Europe decreased 19% in the 2008 fiscal year compared to the 2007 fiscal year.

      The overall gross profit as a percentage of net sales for the Company's worldwide operations improved to 25.8% during the 2008 fiscal year compared with 24.9% during the 2007 fiscal year. The improvement in the gross profit margin was attributable to higher percentages of sales of higher margin, high performance printed circuit materials and a higher percentage of sales by the Company's operations in Singapore, partially offset by higher copper foil costs in the 2008 fiscal year than in the 2007 fiscal year and by lower total sales volumes in the 2008 fiscal year.

      During the fiscal year ended March 2, 2008, the Company's total net sales worldwide of high temperature printed circuit materials, which included high performance materials (non-FR4 printed circuit materials), were 99% of the Company's total net sales worldwide of printed circuit materials, compared with 97% for last fiscal year.

      The Company's high temperature printed circuit materials include its high performance materials (non-FR4 printed circuit materials), which consist of high-speed, low-loss materials for digital and RF/microwave applications requiring lead-free compatibility and high bandwidth signal integrity, bismalimide triazine ("BT") materials, polyimides for applications that demand extremely high thermal performance, cyanate esters, and polytetrafluoroethylene ("PTFE") materials for RF/microwave systems that operate at frequencies up to 77GHz.

      During the fiscal year ended March 2, 2008, the Company's total net sales worldwide of high performance printed circuit materials (non-FR4 printed circuit materials) were 52% of the Company's total net sales worldwide of printed circuit materials, compared with 42% for last fiscal year.

      The Company's cost of sales declined by 7% in the 2008 fiscal year from the 2007 fiscal year as a result of lower sales and lower production volumes in the 2008 fiscal year than in the 2007 fiscal year. The Company's cost of sales as a percentage of net sales also decreased slightly in the 2008 fiscal year compared to the prior year resulting in a slight gross profit percentage improvement, which was attributable to higher percentages of sales of higher margin, high performance printed circuit materials and a higher percentage of sales by the Company's operations in Singapore.

      Selling, general and administrative expenses increased by $0.5 million, or by 2%, during the 2008 fiscal year compared with the 2007 fiscal year, and these expenses, measured as a percentage of sales, were 11.2% during the 2008 fiscal year compared with 10.4% during the 2007 fiscal year. Such expenses were higher in the 2008 fiscal year primarily as a result of the out-of-pocket expenses incurred by the Company related to its due diligence investigation of Columbia Aircraft Manufacturing Corporation discussed below and the additional week in the 53-week 2008 fiscal year compared to the 52- week 2007 fiscal year. The higher percentage in the 2008 fiscal year was the result of lower sales in such year and the aforementioned out-of-pocket expenses. In addition, selling, general and administrative expenses in the 2007 fiscal year were reduced by a reduction in the fourth quarter of restructuring reserves established in prior years for the Company's operations in Europe. Selling, general and administrative expenses included $1.4 million for the 2008 fiscal year for stock option expenses compared to $1.3 million for the 2007 fiscal year, which the Company recorded pursuant to Statement of Financial Accounting Standards 123(R). No such stock option expenses were recorded in the 2006 fiscal year, prior to the adoption of Statement of Financial Accounting Standards 123(R).

      In the 2008 fiscal year fourth quarter, the Company recorded a tax benefit of $1.5 million relating to the reduction of tax reserves and a charge of $1.4 million for employment termination benefits and other expenses resulting from the restructuring and workforce reduction at the Company's Neltec Europe SAS electronic materials business unit located in Mirebeau, France.

      During the 2008 fiscal year third quarter, the Company incurred approximately $0.5 million in out-of-pocket expenses related to its extensive due diligence investigation of Columbia Aircraft Manufacturing Corporation ("Columbia") located in Bend, Oregon in preparation for its participation in the bidding for certain of the assets and business of Columbia in an auction conducted in the United States Bankruptcy Court for the District of Oregon in Portland, Oregon on November 27, 2007. The Company had submitted an initial bid for certain of the assets and business of Columbia on November 20, 2007 after conducting extensive due diligence at Columbia in Bend, Oregon and elsewhere. The Company participated in the auction in the Bankruptcy Court in Portland on November 27, 2007 but chose to discontinue its participation in the auction bidding process.

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

      For the reasons set forth above, the Company's earnings from operations for the 2008 fiscal year, including the tax benefit described above relating to the reduction of tax reserves and the charge described above for employment termination benefits and other expenses resulting from the workforce reduction in France, were $33.9 million, and earnings from operations for the 2007 fiscal year, including the charge described above relating to the termination of the life insurance arrangement, were $36.1 million. The net impacts of the charges and tax benefit described above were to decrease earnings from operations by $1.4 million for the 2008 fiscal year and to decrease earnings from operations by $1.3 million for the 2007 fiscal year.

      Interest and other income, net, principally investment income, increased 17% to $9.4 million for the 2008 fiscal year from $8.0 million for the 2007 fiscal year. The increase in investment income was attributable to higher prevailing interest rates and larger amounts of cash available for investment during the 2008 fiscal year. The Company's investments were primarily in short-term taxable instruments. The Company incurred no interest expense during the 2008, 2007 or 2006 fiscal years. See "Liquidity and Capital Resources" elsewhere in this Item 7.

      The Company's effective income tax rate was 19.9% for the 2008 fiscal year compared to 9.9% for the 2007 fiscal year. The 2008 fiscal year tax rate included the tax benefit relating to the reduction of tax reserves, and the 2007 fiscal year tax rate included tax benefits relating to the recognition of tax credits in France, the termination of a life insurance agreement, the elimination of certain valuation allowances previously established related to deferred tax assets in the United States and the elimination of reserves no longer required as the result of the completion of a tax audit. The Company's effective income tax rate for continuing operations, excluding the tax benefits and the charges described above, for the 2008 fiscal year was 22.7% compared to 23.0% for the 2007 fiscal year.

      The Company's net earnings for the 2008 fiscal year, including the tax benefit described above relating to the reduction of tax reserves and the charge described above for employment termination benefits and other expenses resulting from the workforce reduction in France, were $34.7 million compared to net earnings of $39.8 million for the 2007 fiscal year, including the tax benefits described above relating to the recognition of tax credits in France, the termination of the life insurance arrangement, the elimination of certain valuation allowances and the elimination of reserves no longer required and the charge described above relating to the termination of the life insurance arrangement. The net impacts of the charges and tax benefits described above were to increase net earnings by $4.8 million for the 2007 fiscal year.

      Basic and diluted earnings per share, including the tax benefit and charge described above, were $1.71 and $1.70 per share, respectively, for the 2008 fiscal year, and basic and diluted earnings per share, including the charge and tax benefits described above, were $1.97 and $1.96 per share, respectively, for the 2007 fiscal year. The net impacts of the charges and tax benefits described above were to increase the basic earnings per share by $0.01 for the 2008 fiscal year and to increase the basic and diluted earnings per share by $0.23 and $0.24, respectively, for the 2007 fiscal year.

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

      Selling, general and administrative expenses increased by $1.6 million, or by 6%, during the 2007 fiscal year compared with the 2006 fiscal year as a result of higher sales in the 2007 fiscal year, but these expenses, measured as a percentage of sales, were 10.4% during the 2007 fiscal year compared with 11.3% during the 2006 fiscal year. Selling, general and administrative expenses in the 2007 fiscal year were reduced by a reduction in the fourth quarter of restructuring reserves established in prior years for the Company's operations in Europe. Selling, general and administrative expenses included $1.3 million for the 2007 fiscal year for stock option expenses, which the Company recorded pursuant to Statement of Financial Accounting Standards 123(R). No such stock option expenses were recorded in the 2006 fiscal year, prior to the adoption of Statement of Financial Accounting Standards 123(R).

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

      Interest and other income, net, principally investment income, increased 33% to $8.0 million for the 2007 fiscal year from $6.1 million for the 2006 fiscal year. The increase in investment income was attributable to higher prevailing interest rates and larger amounts of cash available for investment during the 2007 fiscal year. The Company's investments were primarily in short-term taxable instruments. The Company incurred no interest expense during the 2007 or 2006 fiscal years. See "Liquidity and Capital Resources" elsewhere in this Item 7.

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

Liquidity and Capital Resources:

      At March 2, 2008, the Company's cash and temporary investments (consisting of marketable securities) were $214.0 million compared with $208.8 million at February 25, 2007, the end of the Company's 2007 fiscal year. The Company's working capital (which includes cash and temporary investments) was $239.1 million at March 2, 2008 compared with $233.8 million at February 25, 2007. The increase in working capital at March 2, 2008 compared with February 25, 2007 was due principally to higher cash and temporary investments and higher other current assets. The increase in cash and temporary investments at March 2, 2008 compared with February 25, 2007 was the result of cash provided by operating activities and higher interest and other income. Accounts receivable decreased 5% at March 2, 2008 compared to February 25, 2007 primarily as a result of lower sales volumes. Inventories were 7% lower at March 2, 2008 than at February 25, 2007 as a result of lower production and sales volumes during the period ended March 2, 2008. The 82% increase in other current assets at March 2, 2008 compared to February 25, 2007 was primarily attributable to an income tax refund receivable relating to the Company's Neltec Europe SAS electronic materials business unit in Mirebeau, France. Accounts payable were 6% lower at March 2, 2008 than at February 25, 2007 due to lower production activity levels during the period ended March 2, 2008. Income taxes payable increased 148% at March 2, 2008 compared to February 25, 2007 as a result of higher taxable income in jurisdictions with higher income tax rates and increased tax rates in certain jurisdictions.

      The Company's current ratio (the ratio of current assets to current liabilities) was 8.5 to 1 at March 2, 2008 compared with 8.2 to 1 at February 25, 2007.

      During the 2008 fiscal year, net earnings from the Company's operations, before depreciation and amortization, of $43.0 million and a net increase in working capital items, resulted in $41.9 million of cash provided by operating activities. This increase in cash provided by operating activities was partially offset by $37.0 million of dividends paid during the year, including a special cash dividend of $30.5 million paid during the 2008 fiscal year second quarter. Cash dividends paid were $26.6 million, including a special cash dividend of $20.1 million, during the 2007 fiscal year, and $26.5 million, including a special cash dividend of $20.1 million, during the 2006 fiscal year. Net earnings excluding $9.0 million of depreciation and amortization were $48.8 million in the 2007 fiscal year and resulted in $35.8 million of cash provided by operating activities.

      Net expenditures for property, plant and equipment were $4.4 million, $3.9 million and $4.2 million in the 2008, 2007 and 2006 fiscal years, respectively.

      In the first quarter of the Company's 2009 fiscal year, the Company's new wholly owned subsidiary, Park Aerospace Structures Corp., acquired substantially all the assets and business of Nova Composites, Inc., a designer and manufacturer of aircraft composite structures and components and the tooling for such structures and components, located in Lynnwood, Washington, for a cash purchase price of $4.5 million paid at the closing of the acquisition and up to an additional $5.5 million payable over five years depending on the achievement of specified earn-out objectives.

      At March 2, 2008 and February 25, 2007, the Company had no long-term debt.

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

      The Company's contractual obligations and other commercial commitments to make future payments under contracts, such as lease agreements, consist only of the operating lease commitments and commitments to purchase plant and equipment for the Company's new development and manufacturing facility currently under construction in Newton, Kansas described in Note 14 of the Notes to Consolidated Financial Statements included elsewhere in this Report. The Company has no long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments or contingent commitments, other than two standby letters of credit in the total amount of $1.6 million to secure the Company's obligations under its workers' compensation insurance program and certain limited energy purchase contracts intended to protect the Company from increased utilities costs.

      As of March 2, 2008, the Company's significant contractual obligations, including payments due by fiscal year, were as follows:

Contractual Obligations                             2010-     2012-    2014 and
  (Amounts in thousands)     Total       2009       2011      2013    thereafter
                             -----       ----       ----      ----    ----------
Operating lease
  obligations                $10,751    $2,159     $4,108    $2,325     $2,159
Plant and equipment
  purchase obligations         4,829     4,829        -         -          -
                             -------    ------     ------    ------     ------
Total                        $15,580    $6,988     $4,108    $2,325     $2,159

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

      In the 2008, 2007 and 2006 fiscal years, the Company charged approximately $(0.2) million, $0.0 million, $(0.6) million, respectively, against pre-tax income for remedial response and voluntary cleanup costs (including legal fees). While annual expenditures have generally been constant from year to year, and may increase over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At March 2, 2008, the amount recorded in liabilities from discontinued operations for environmental matters related to Dielektra was $2.1 million and the amount recorded in accrued liabilities for other environmental matters was $1.6 million compared with $2.1 million of liabilities for environmental matters for Dielektra and $1.8 million for other environmental matters at February 25, 2007.

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

      Restructurings

      The Company recorded a one-time charge of $1.4 million in the fourth quarter of the fiscal year ended March 2, 2008 in connection with a restructuring and workforce reduction at its Neltec Europe SAS electronic materials business unit in France and a charge of $889 in connection with a workforce reduction at such business unit during the 2006 fiscal year. Such restructuring and workforce reductions are described in Note 11 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this Report.

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

      The Company's obligations for workers' compensation claims are effectively self-insured, although the Company maintains individual and aggregate stop-loss insurance coverage for such claims. The Company accrues its workers compensation liability based on estimates of the total exposure of known claims using historical experience and projected loss development factors less amounts previously paid out.

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

Factors That May Affect Future Results:

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. Certain portions of this Report which do not relate to historical financial information may be deemed to constitute forward-looking statements that are subject to various factors which could cause actual results to differ materially from Park's expectations or from results which might be projected, forecasted, estimated or budgeted by the Company in forward-looking statements. The factors described under "Risk Factors" in Item 1A of this Report, as well as the following additional factors, could cause the Company's actual results to differ materially from any such results which might be projected, forecasted, estimated or budgeted by the Company in forward-looking statements.

               o The Company's operating results are affected by a number of factors, including various factors beyond the Company's control. Such factors include economic conditions in the electronics industry, the timing of customer orders, product prices, process yields, the mix of products sold and maintenance-related shutdowns of facilities. Operating results also can be influenced by development and introduction of new products and the costs associated with the start-up of new facilities.

               o The Company, from time to time, is engaged in the expansion of certain of its manufacturing facilities. The anticipated costs of such expansions cannot be determined with precision and may vary materially from those budgeted. In addition, such expansions will increase the Company's fixed costs. The Company's future profitability depends upon its ability to utilize its manufacturing capacity in an effective manner.

               o The Company may acquire businesses, product lines or technologies that expand or complement those of the Company. The integration and management of an acquired company or business may strain the Company's management resources and technical, financial and operating systems. In addition, implementation of acquisitions can result in large one-time charges and costs. A given acquisition, if consummated, may materially affect the Company's business, financial condition and results of operations.

               o The Company's success is dependent upon its relationship with key management and technical personnel.

               o The Company's future success depends in part upon its intellectual property which the Company seeks to protect through a combination of contract provisions, trade secret protections, copyrights and patents.

               o The market price of the Company's securities can be subject to fluctuations in response to quarter to quarter variations in operating results, changes in analyst earnings estimates, market conditions in the electronic materials industry, as well as general economic conditions and other factors external to the Company.

               o The Company's results could be affected by changes in the Company's accounting policies and practices or changes in the Company's organization, compensation and benefit plans, or changes in the Company's material agreements or understandings with third parties.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company is exposed to market risks for changes in foreign currency exchange rates and interest rates. The Company's primary foreign currency exchange exposure relates to the translation of the financial statements of foreign subsidiaries using currencies other than the U.S. dollar as their functional currency. The Company does not believe that a 10% fluctuation in foreign exchange rates would have had a material impact on its consolidated results of operations or financial position. The exposure to market risks for changes in interest rates relates to the Company's short-term investment portfolio. This investment portfolio is managed in accordance with guidelines issued by the Company. These guidelines are designed to establish a high quality fixed income portfolio of government and highly rated corporate debt securities with a maximum weighted maturity of less than one year. The Company does not use derivative financial instruments in its investment portfolio. Based on the average anticipated maturity of the investment portfolio at the end of the 2008 fiscal year, a 10% increase in short-term interest rates would not have had a material impact on the consolidated results of operations or financial position of the Company.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The Company's Financial Statements begin on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors of
   Park Electrochemical Corp.

We have audited the accompanying consolidated balance sheets of Park Electrochemical Corp. and subsidiaries (the "Company") as of March 2, 2008 and February 25, 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 2, 2008. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Park Electrochemical Corp. and subsidiaries as of March 2, 2008 and February 25, 2007 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended March 2, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation effective February 27, 2006 in connection with the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment".

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Park Electrochemical Corp. and subsidiaries' internal control over financial reporting as of March 2, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and our report dated May 13, 2008 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

New York, New York
May 13, 2008

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
--------------------------------------------------------------------------------

                                                       March 2,     February 25,
                                                        2008            2007
                                                       --------     ------------
ASSETS
Current assets:
  Cash and cash equivalents                            $100,159        $119,051
  Marketable securities (Note 2)                        113,819          89,724
  Accounts receivable, less allowance
    for doubtful accounts of $750 and
    $1,144, respectively                                 37,466          39,418
  Inventories (Note 3)                                   14,049          15,090
  Prepaid expenses and other current assets               5,546           3,049
                                                       --------        --------
    Total current assets                                271,039         266,332
Property, plant and equipment, net of
  accumulated depreciation and
  amortization (Note 4)                                  47,188          49,895
Other assets                                              9,180           5,695
                                                       --------        --------
    Total assets                                       $327,407        $321,922
                                                       ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $ 12,828        $ 13,589
  Accrued liabilities (Note 5)                           13,314          13,058
  Income taxes payable                                    5,837           5,918
                                                       --------        --------
    Total current liabilities                            31,979          32,565

Deferred income taxes (Note 6)                            4,851           4,294
Restructuring accruals and other liabilities              4,224           3,715
Liabilities from discontinued operations (Note 10)       17,181          17,181
                                                       --------        --------
    Total liabilities                                    58,235          57,755
                                                       --------        --------
Commitments and contingencies (Notes 14 and 15)

Stockholders' equity (Note 8):
  Preferred stock, $1 par value per
    share--authorized, 500,000 shares;
    issued, none                                              -               -
  Common stock, $.10 par value per
    share--authorized, 60,000,000
    shares; issued, 20,369,986 shares                     2,037           2,037
  Additional paid-in capital                            143,267         140,030
  Retained earnings                                     116,646         118,961
  Accumulated other comprehensive income                  7,436           4,764
                                                       --------        --------
                                                        269,386         265,792
  Less treasury stock, at cost,
    23,106 and 175,192
    shares, respectively                                   (214)         (1,625)
                                                       --------        --------
      Total stockholders' equity                        269,172         264,167
                                                       --------        --------
      Total liabilities and stockholders' equity       $327,407        $321,922
                                                       ========        ========

See Notes to Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                    Fiscal Year Ended
                                       -----------------------------------------
                                        March 2,    February 25,   February 26,
                                          2008         2007            2006
                                        --------    ------------   ------------
Net sales                               $241,852      $257,377       $222,251
Cost of sales                            179,398       193,270        167,650
                                        --------      --------       --------
Gross profit                              62,454        64,107         54,601
Selling, general and administrative
  expenses                                27,159        26,682         25,129
Insurance arrangement termination
  charge (Note 12)                             -         1,316              -
Realignment and severance charges
  (Note 11)                                1,362             -            889
Asset impairment charge                        -             -          2,280
                                        --------      --------       --------

Earnings from operations                  33,933        36,109         26,303
Interest and other income, net             9,361         8,033          6,056
                                        --------      --------       --------
Earnings before income taxes              43,294        44,142         32,359
Income tax provision (Note 6)              8,615         4,351          5,484
                                        --------      --------       --------
Net earnings                            $ 34,679      $ 39,791       $ 26,875
                                        ========      ========       ========
Earnings per share:

Basic earnings per share                  $ 1.71        $ 1.97         $ 1.34
                                          ======        ======         ======
Basic weighted average shares             20,305        20,175         20,047

Diluted earnings per share                $ 1.70        $ 1.96         $ 1.33
                                          ======        ======         ======
Diluted weighted average shares           20,364        20,317         20,210

See Notes to Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share and per share amounts)
--------------------------------------------------------------------------------

                                                                                    Accumulated
                                                                                       Other
                                          Common Stock    Additional               Comprehensive     Treasury Stock    Comprehensive
                                          ------------     Paid-in      Retained       Income        --------------        Income
                                       Shares    Amount    Capital      Earnings       (Loss)      Shares     Amount       (Loss)
                                       ------    ------    -------      --------   -------------   ------     ------   -------------
Balance, February 27, 2005           20,369,986  $2,037    $134,206     $105,450       $4,605      449,213   $(3,441)

  Net earnings                                                            26,875                                           $26,875
  Exchange rate changes                                                                (1,822)                              (1,822)
  Unrealized loss on marketable
    securities                                                                           (348)                                (348)
  Stock option activity                                       3,307                               (193,785)    1,071
  Cash dividends ($1.32 per share)                                       (26,517)
                                                                                                                           -------
  Comprehensive income                                                                                                     $24,705
                                                                                                                           =======
                                     --------------------------------------------------------------------------------
Balance, February 26, 2006           20,369,986  $2,037    $137,513     $105,808       $2,435      255,428   $(2,370)

  Net earnings                                                            39,791                                           $39,791
  Exchange rate changes                                                                 1,684                                1,684
  Unrealized gain on
    marketable securities                                                                 645                                  645
  Stock option activity                                         687                                (80,236)      745
  Stock-based compensation                                    1,283
  Tax benefit on exercise of
    options                                                     547
  Cash dividends ($1.32 per share)                                       (26,638)
                                                                                                                           -------
     Comprehensive income                                                                                                  $42,120
                                                                                                                           =======
                                     --------------------------------------------------------------------------------
Balance, February 25, 2007           20,369,986  $2,037    $140,030     $118,961       $4,764      175,192   $(1,625)

  Net earnings                                                            34,679                                           $34,679
  Exchange rate changes                                                                 2,217                                2,217
  Unrealized gain on
    marketable securities                                                                 455                                  455
  Stock option activity                                       1,211                               (152,086)    1,411
  Stock-based compensation                                    1,392
  Tax benefit on exercise of
    options                                                     634
  Cash dividends ($1.82 per share)                                      (36,994)
                                                                                                                           -------
  Comprehensive income                                                                                                     $37,351
                                                                                                                           =======
                                     ----------  ------    --------    --------        ------       ------   --------
Balance, March 2, 2008               20,369,986  $2,037    $143,267    $116,646        $7,436       23,106   $  (214)
                                     ==========  ======    ========    ========        ======       ======   ========

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
--------------------------------------------------------------------------------

                                                                    Fiscal Year Ended
                                                      ----------------------------------------------
                                                      March 2,         February 25,     February 26,
                                                       2008                2007             2006
                                                      --------         ------------     ------------
Cash flows from operating activities:
  Net earnings                                        $34,679            $39,791          $26,875
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation and amortization                       8,286              8,992            9,645
    Loss (gain) on sale of fixed assets                   (74)               (18)              60
    Stock-based compensation                            1,392              1,283                -
    Non-cash impairment charge                              -                  -            2,280
    Provision for doubtful accounts receivable            166               (954)              (1)
    Provision for deferred income taxes                  (812)              (899)             151
    Tax benefit from stock option exercises                 -                  -            1,110
    Changes in operating assets and liabilities:
      Accounts receivable                               2,300             (2,092)            (659)
      Inventories                                       1,375                210              110
      Prepaid expenses and other current assets        (3,087)              (627)            (200)
      Other assets and liabilities                     (1,603)             1,302           (2,884)
      Accounts payable                                   (983)               158           (1,661)
      Accrued liabilities                                (209)            (6,782)            (803)
      Income taxes payable                                473             (4,576)           2,904
                                                     --------           --------         --------

        Net cash provided by operating activities      41,903             35,788           36,927
                                                     --------           --------         --------
Cash flows from investing activities:
   Purchases of property, plant and equipment          (4,525)            (4,793)          (4,320)
   Proceeds from sales of property, plant and
      equipment                                            78                896              100
   Purchases of marketable securities                (165,690)          (123,592)         (33,672)
   Proceeds from sales and maturities of
     marketable securities                            142,535            126,844           45,236
                                                     --------           --------         --------
        Net cash provided by (used in)
          investing activities                        (27,602)              (645)           7,344
                                                     --------           --------         --------
Cash flows from financing activities:
   Dividends paid                                     (36,994)           (26,638)         (26,517)
   Proceeds from exercise of stock options              2,622              1,432            4,378
   Tax benefits from stock-based compensation             634                547                -
                                                     --------           --------         --------
        Net cash used in financing activities         (33,738)           (24,659)         (22,139)
                                                     --------           --------         --------
Increase (decrease) in cash and cash
   equivalents before effect of exchange rate
   changes                                            (19,437)            10,484           22,132
Effect of exchange rate changes on cash and
   cash equivalents                                       545                540             (176)
                                                     --------           --------         --------
Increase(decrease)in cash and cash equivalents        (18,892)            11,024           21,956

Cash and cash equivalents, beginning of year          119,051            108,027           86,071
                                                     --------           --------         --------
Cash and cash equivalents, end of year               $100,159           $119,051         $108,027
                                                     ========           ========         ========

See Notes to Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended March 2, 2008
(In thousands, except share, per share and option amounts)
--------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Park Electrochemical Corp. ("Park"), through its subsidiaries (collectively, the "Company"), is a global advanced materials company which develops and manufactures high-technology digital and RF/microwave printed circuit materials principally for the telecommunications and internet infrastructure and high-end computing markets and advanced composite materials, structures and components principally for the aerospace markets.

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

      c. Accounting Period - The Company's fiscal year is the 52 or 53 week period ending the Sunday nearest to the last day of February. The 2008, 2007 and 2006 fiscal years ended on March 2, 2008, February 25, 2007 and February 26, 2006, respectively. Fiscal years 2008, 2007 and 2006 consisted of 53, 52 and 52 weeks, respectively.

      d. Cash and Cash Equivalents - The Company considers all money market securities and investments with contractual maturities at the date of purchase of 90 days or less to be cash equivalents.

            Supplemental cash flow information:
                                                           Fiscal Year
                                                   ----------------------------
                                                    2008       2007        2006
                                                   ------    -------      ------
            Cash paid during the year for:
              Income taxes paid, net of refunds    $9,804    $11,712      $3,108

      e. Marketable Securities - All marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, included in comprehensive income (loss). Realized gains and losses, amortization of premiums and discounts, and interest and dividend income are included in other income. The cost of securities sold is based on the specific identification method. The Company has classified any investment in auction rate securities for which the underlying security had a maturity greater than three months as marketable securities. The Company has not had any investment in auction rate securities since the 2008 fiscal year third quarter.

      f. Inventories - Inventories are stated at the lower of cost (first - in, first-out method) or market. The Company writes down its inventory for estimated obsolescence or unmarketability based upon the age of the inventory and assumptions about future demand for the Company's products and market conditions.

      g. Revenue Recognition - Sales revenue is recognized at the time title is transferred to a customer. All material sales transactions are for the shipment of manufactured prepreg and laminate products and advanced composite materials. The Company ships its products to customers based upon firm orders, with fixed selling prices, when collection is reasonably assured.

      h. Sales Allowances and Product Warranties - The Company provides for the estimated costs of sales allowances at the time such costs can be reasonably estimated. The Company's products are made to customer specifications and tested for adherence to specifications before shipment to customers. There are no future performance requirements other than the products' meeting the agreed specifications. The Company's bases for providing sales allowances for returns are known situations in which products may have failed due to manufacturing defects in products supplied by the Company. The Company is focused on manufacturing the highest quality printed circuit and advanced composite materials possible and employs stringent manufacturing process controls and works with raw material suppliers who have dedicated themselves to complying with the Company's specifications and technical requirements. The amounts of returns and allowances resulting from defective or damaged products have been approximately 1.0% of sales for each of the Company's last three fiscal years.

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

      j. Allowance for Doubtful Accounts - The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments,
            additional    allowances may be required.

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

      l. Shipping Costs - The amounts paid by the Company to third-party shippers for transporting products to customers, which are not reimbursed by customers, are classified as selling expenses. The shipping costs included in selling, general and administrative expenses were approximately $4,221, $4,417 and $4,258 for fiscal years 2008, 2007 and 2006, respectively.

      m. Property, Plant and Equipment - Property, plant and equipment are stated at cost less accumulated depreciation. The Company capitalizes additions, improvements and major renewals and expenses maintenance, repairs and minor renewals as incurred. Depreciation and amortization are computed principally by the straight-line method over the estimated useful lives. Machinery and equipment are generally depreciated over 10 years. Building and leasehold improvements are depreciated over 25-30 years or the term of the lease, if shorter.

      n. Income Taxes - Deferred income taxes are provided for temporary differences in the reporting of certain items, primarily depreciation, for income tax purposes as compared with financial accounting purposes.

            United States ("U.S.") Federal income taxes have not been provided on the undistributed earnings (approximately $115,000 at March 2,
            2008) of the Company's foreign subsidiaries, because it is management's practice and intent to reinvest such earnings in the operations of such subsidiaries.

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

      p. Stock-Based Compensation - The Company implemented the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", in the fourth quarter of fiscal year 2003. Effective February 27, 2006, the beginning of the Company's 2007 fiscal year, the Company began recording compensation expense associated with stock options, the only form of equity compensation issued by the Company, in accordance with Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS 123R"). The Company recognizes such compensation expense on a straight-line basis over the four-year service period during which the options become exercisable.

2.    MARKETABLE SECURITIES

      The following is a summary of available-for-sale securities:

                                              Gross        Gross
                                            Unrealized   Unrealized   Estimated
                                              Gains        Losses     Fair Value
                                            ----------   ----------   ----------
      March 2, 2008:
        U.S. Treasury and other
          government securities                $ 39         $ 47       $ 30,829
        U.S. corporate debt securities           90          185         70,390
        Certificates of deposit                  -            -          12,600
                                               ----         ----       --------
          Total debt securities                $129         $232       $113,819
                                               ====         ====       ========

      February 25, 2007:
        U.S. Treasury and other
          government securities                $  2         $467        $61,278
        U.S. corporate debt securities           13           -          11,338
        Certificates of deposit                  -            -          17,000
                                               ----         ----        -------
          Total debt securities                  15          467         89,616
        Equity securities                       102           -             108
                                               ----         ----        -------
                                               $117         $467        $89,724
                                               ====         ====        =======

      The gross realized gains on the sales of securities were $1, $43 and $23 for fiscal years 2008, 2007 and 2006, respectively, and the gross realized losses were $4, $114 and $2 for fiscal years 2008, 2007 and 2006, respectively.

      The amortized cost and estimated fair value of the debt and marketable securities at March 2, 2008, by contractual maturity, are shown below:

                                              Estimated Fair Value
                                                      and
                                                 Amortized Cost
                                              --------------------

            Due in one year or less                $110,803
            Due after one year through
              five years                              3,016
                                                   --------
                                                   $113,819
                                                   ========

3.    INVENTORIES

      Inventories consisted of the following:

                                                 March 2,           February 25,
                                                   2008                 2007
                                                 --------           ------------
      Raw materials                               $ 5,923              $ 6,867
      Work-in-process                               3,686                3,372
      Finished goods                                3,951                4,535
      Manufacturing supplies                          489                  316
                                                  -------              -------
                                                  $14,049              $15,090
                                                  =======              =======

4.    PROPERTY, PLANT AND EQUIPMENT

                                                 March 2,           February 25,
                                                   2008                 2007
                                                 --------           ------------

      Land, buildings and improvements           $ 36,182             $ 33,698
      Machinery, equipment, furniture
        and fixtures                              137,816              137,806
                                                 --------             --------
                                                  173,998              171,504
      Less accumulated depreciation
        and amortization                          126,810              121,609
                                                 --------             --------
                                                 $ 47,188             $ 49,895
                                                 ========             ========

      Property, plant and equipment are initially valued at cost. Depreciation and amortization expense relating to property, plant and equipment was $8,286, $8,992 and $9,645 for fiscal years 2008, 2007 and 2006, respectively. In the 2006 fiscal year fourth quarter, the Company recorded a pre-tax impairment charge of $2,280 for the write-off of construction costs related to the installation of an advanced high-speed treater at the Company's Neltec Europe SAS facility in Mirebeau, France.

5.    ACCRUED LIABILITIES

                                                 March 2,           February 25,
                                                   2008                 2007
                                                 --------           ------------

      Payroll and payroll related                 $ 3,812             $ 3,832
      Employee benefits                               966                 897
      Workers compensation accrual                  1,274               1,575
      Environmental reserve (Note 15)               1,577               1,757
      Restructuring accruals                        1,169                 434
      Other                                         4,516               4,563
                                                  -------             -------
                                                  $13,314             $13,058
                                                  =======             =======

6.    INCOME TAXES

      The income tax (benefit) provision includes the following:

                                                      Fiscal Year
                                       -----------------------------------------
                                          2008            2007           2006
                                          ----            ----           ----
      Current:
        Federal                          $3,388          $2,319         $5,122
        State and local                     698             349            339
        Foreign                           5,341           3,445          2,793
                                         ------          ------         ------
                                          9,427           6,113          8,254
                                         ------          ------         ------
      Deferred:
        Federal                          (1,015)           (664)        (2,397)
        State and local                    (100)           (554)          (123)
        Foreign                             303            (544)          (250)
                                         ------          ------         ------
                                           (812)         (1,762)        (2,770)
                                         ------          ------         ------
                                         $8,615          $4,351         $5,484
                                         ======          ======         ======

      During the fourth quarter of the 2008 fiscal year, the Company recognized a tax benefit of $1,500 related to reserves previously established in the United States for transfer pricing. During the third quarter of the 2008 fiscal year, the Company recognized a tax benefit of $540 related to reserves that were deemed no longer required due to a change in market conditions. During the second quarter of the 2008 fiscal year, the Company recognized a tax benefit of $537 for the elimination of a reserve in a foreign jurisdiction where the Company no longer operates.

      As part of its evaluation of deferred tax assets, the Company recognized a tax benefit of $3,500 during the 2007 fiscal year relating to the elimination of certain valuation allowances previously established in the United States. During the 2007 fiscal year, the Company also recognized a tax benefit of $1,391 relating to the elimination of reserves no longer required as the result of the completion of a tax audit, a $499 tax benefit relating to a life insurance arrangement termination charge and a tax benefit of $715 relating to the recognition of tax credits resulting from operating losses sustained in prior years in France.

      During the 2006 fiscal year, the Company recognized a tax benefit of $1,512 relating to the elimination of valuation allowances previously established related to deferred tax assets in the United States. The current income tax provision for the 2006 fiscal year included $3,088 in Federal, state and local taxes relating to the repatriation of foreign earnings.

      The components of earnings before income taxes were as follows:

                                                      Fiscal Year
                                       -----------------------------------------
                                          2008            2007           2006
                                          ----            ----           ----

      United States                     $13,729         $18,330        $12,823
      Foreign                            29,565          25,812         19,536
                                        -------         -------        -------
      Earnings before income taxes      $43,294         $44,142        $32,359
                                        =======         =======        =======

      The Company's effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

                                                        Fiscal Year
                                           -------------------------------------
                                              2008         2007         2006
                                              ----         ----         ----

      Statutory U.S. Federal tax rate         35.0%        35.0%        35.0%
      State and local taxes, net of
        Federal benefit                        0.9         (0.3)         0.4
      Foreign tax rate differentials          (8.1)        (9.1)        (9.1)
      Valuation allowance on deferred tax
        assets                                 0.1         (4.4)        (8.0)
      Elimination of reserves no longer
        required                              (6.0)        (5.8)          -
      Utilization of net operating loss
        carryovers                              -          (1.6)        (9.7)
      Foreign tax credits                     (2.3)        (2.1)          -
      Additional U.S. taxes on
        repatriated foreign earnings                         -           9.5
                                                -
      Other, net                               0.3         (1.8)        (1.1)
                                              ----         ----         ----
                                              19.9%         9.9%        17.0%
                                              ====         ====         ====

      The Company had total net operating loss carryforwards of approximately $19,200 and $17,400 in fiscal years 2008 and 2007, respectively. All of the total net operating loss carryforwards related to foreign operations in fiscal years 2008 and 2007.

      The foreign net operating loss carryforwards have no expiration.

      The Company had New York State investment tax credits of $2,164 and $2,238 in fiscal years 2008 and 2007, respectively. No benefit has been recognized for these credits as the Company does not believe that realization is more likely than not.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company's long-term deferred tax liabilities and assets as of March 2, 2008 and February 25, 2007 were as follows:

                                                         2008             2007
                                                      ---------        ---------
      Deferred tax liabilities:
        Depreciation                                  $ (1,665)        $ (1,380)
        Offshore Singapore earnings subject to
          local tax                                     (3,186)          (2,914)
                                                      --------         --------
           Total deferred tax liabilities             $ (4,851)        $ (4,294)
                                                      ========         ========
      Deferred tax assets:
        Impairment of fixed assets                    $  4,455         $  4,266
        Net operating loss carry-forwards                6,125            5,598
        New York State investment tax credits            2,164            2,238
        Other, net                                       5,422            4,158
                                                      --------         --------
           Total deferred tax assets                    18,166           16,260
        Valuation allowance for deferred
          tax assets                                   (13,014)         (12,469)
                                                      --------         --------
           Net deferred tax assets                    $  5,152         $  3,791
                                                      ========         ========

      Net deferred tax assets are included in non-current "Other assets" on the Consolidated Balance Sheets. In addition, "Prepaid expenses and other current assets" on the Consolidated Balance Sheets include a French income tax refund of $2,388, which the Company expects to receive in fiscal year 2009, and "Other assets" include French income tax refunds totaling $1,811, which the Company expects to receive in fiscal years 2010 and 2011.

      The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") on February 26, 2007. The adoption of FIN 48 did not have an impact on the Company's Consolidated Financial Statements, except for the reclassification of unrecognized tax benefits of approximately $3,600, including approximately $400 for interest and penalties, to non-current "Restructuring accruals and other liabilities" in the Consolidated Balance Sheets. At March 2, 2008, the Company had gross tax-affected unrecognized tax benefits of $952, all of which if recognized, would impact the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

                                                           Unrecognized
                                                           Tax Benefits
                                                           ------------

           Balance as of February 26, 2007                    $ 3,595
           Gross increases-tax positions in prior period          599
           Gross decreases-tax positions in prior period       (2,179)
           Gross increases-current period tax positions           113
           Settlements                                             (9)
           Lapse of statute of limitations                     (1,167)
                                                              -------
           Balance as of March 2, 2008                        $   952
                                                              =======

      The amount of unrecognized tax benefits may increase or decrease in the future for various reasons, including adding or reducing amounts for current year tax positions, expiration of statutes of limitation on open income tax returns, changes in management's judgment about the level of uncertainty, status of tax examinations, and legislative activity. The Company does not expect the unrecognized tax benefits to significantly decrease over the next twelve months.

      A list of open tax years by major jurisdiction follows:

                 United States        2004-2008
                 Arizona              2003-2008
                 California           2003-2008
                 New York             2004-2008
                 France               2004-2008
                 Singapore            2004-2008

      Interest and penalties for the fiscal year 2008 were a net benefit of $297 primarily as a result of reductions in unrecognized tax benefits. Remaining unrealized interest at March 2, 2008 was $140. The Company's policy is to include applicable interest and penalties related to unrecognized tax benefits as a component of income tax expense.

7.    STOCK-BASED COMPENSATION

      As of March 2, 2008, the Company had a 1992 Stock Option Plan and a 2002 Stock Option Plan, and no other stock-based compensation plan. Both Stock Option Plans have been approved by the Company's stockholders and provide for the grant of stock options to directors and key employees of the Company. All options granted under such Plans have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant, which pursuant to the terms of the Plans, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted. Options granted under the Plans become exercisable 25% one year from the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant and expire 10 years from the date of grant. The authority to grant additional options under the 1992 Stock Option Plan expired on March 24, 2002, and options to purchase a total of 900,000 shares of common stock were authorized for grant under the 2002 Stock Option Plan. At March 2, 2008, 1,263,932 shares of common stock of the Company were reserved for issuance upon exercise of stock options under the 1992 Stock Option Plan and the 2002 Stock Option Plan and 223,193 shares were available for future grant under the 2002 Stock Option Plan. Options to purchase 168,150 and 174,700 shares of common stock were granted during the 2008 fiscal year and 2007 fiscal year, respectively.

      Effective February 27, 2006, the beginning of the Company's 2007 fiscal year, the Company began recording compensation expense associated with stock options, the only form of equity compensation issued by the Company, in accordance with Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS 123R"), and Securities and Exchange Commission Staff Accounting Bulletin No. 107. Prior to February 27, 2006, the Company accounted for equity compensation according to the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and, therefore, no related compensation expense was recorded in the statements of earnings for awards granted with no intrinsic value. The Company adopted the modified prospective transition method pursuant to SFAS 123R, and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation costs associated with equity compensation recognized during the 14 weeks and 53 weeks ended March 2, 2008 included
      (1) quarterly amortization related to the remaining unexercisable portion of all stock options granted prior to February 27, 2006 based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and (2) quarterly amortization related to all stock options granted subsequent to February 27, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

      The Company records its stock-based compensation at fair value in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R").

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

      The future compensation expense affecting earnings before income taxes for options outstanding at March 2, 2008 will be $2,816 as a result of the adoption of SFAS 123R.

      If compensation expense for the Company's stock option plans had been determined based upon estimated fair values at the grant dates in accordance with SFAS 123, the Company's pro forma net income and basic and diluted earnings per common share for the 2006 fiscal year for stock options granted prior to the adoption of SFAS 123R would have been as follows:

                                                                         2006
                                                                         ----
      Net earnings                                                      $26,875
      Deduct: Total stock-based employee
         compensation determined under fair
         value based method for all awards, net
         of tax effects                                                  (1,627)
                                                                        -------
      Pro forma net earnings                                            $25,248
                                                                        =======
      Basic earnings per share:
         As reported                                                      $1.34
         Pro forma                                                        $1.26
      Diluted earnings per share:
         As reported                                                      $1.33
         Pro forma                                                        $1.25

      The weighted average fair value for options was estimated at the dates of grants using the Black-Scholes option-pricing model to be $10.30 for fiscal year 2008, $10.84 for fiscal year 2007 and $7.77 for fiscal year 2006, with the following assumptions: risk free interest rate of 4.75% for fiscal year 2008, 4.0%-5.0% for fiscal year 2007 and 5.0% for fiscal year 2006; expected volatility factors of 32.1%-32.4%, 34.4%- 58.8% and 34%-36%
      for fiscal years 2008, 2007 and 2006, respectively; expected dividend yield of 1.06% for fiscal year 2008, 1.0%-1.6% for fiscal year 2007 and 1.3% for fiscal year 2006; and estimated option terms of 5.2-5.4 years for fiscal year 2008, 4.0-5.6 years for fiscal year 2007 and 4.0 years for fiscal year 2006.

      The estimated term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk free interest rate is based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the estimated term of the options at the date of the grant. Volatility is based on historical volatility of the Company's stock.

      Information with respect to options follows:

                                                             Weighted
                                                              Average
                                             Outstanding     Exercise
                                               Options         Price
                                             -----------     --------
          Balance, February 27, 2005          1,283,819       $20.71
          Granted                               157,250        24.57
          Exercised                            (218,770)       17.89
          Terminated or expired                (218,845)       25.89
                                              ---------

          Balance, February 26, 2006          1,003,454       $20.80
          Granted                               174,700        25.35
          Exercised                             (80,236)       17.85
          Terminated or expired                 (31,291)       26.07
                                              ---------

          Balance, February 25, 2007          1,066,627       $21.61
          Granted                               168,150        30.29
          Exercised                            (152,086)       17.24
          Terminated or expired                 (41,952)       25.27
                                              ---------
          Balance March 2, 2008               1,040,739        23.50
                                              =========

          Exercisable March 2, 2008             679,367       $21.49
                                              =========

      At March 2, 2008, 1,040,739 stock options were outstanding having a weighted average remaining contract term of 5.55 years and an aggregate intrinsic value of $2,890. At March 2, 2008, 679,367 stock options were exercisable having a weighted average remaining contract term of 3.93 years and an aggregate intrinsic value of $3,255.

      A summary of the status of the Company's nonvested options at March 2, 2008, and changes during the fiscal year then ended, is presented below:

                                                             Weighted Average
                                        Shares Subject       Grant Date Fair
                                          To Options              Value
                                        --------------       ----------------
        Nonvested, beginning of year       352,012               $ 9.77
        Granted                            168,150                10.30
        Vested                            (119,540)                9.10
        Terminated                         (39,250)               10.01
                                          --------               ------
        Nonvested, end of year             361,372               $ 9.90
                                          ========               ======

      The total values realized (the market value of the underlying shares on the date of exercise, less the exercise price, times the number of shares acquired) from the exercise of options during the 2008, 2007 and 2006 fiscal years were $1,889, $1,153 and $1,424, respectively. Stock options available for future grant under the 2002 Stock Option Plan at March 2, 2008 and February 25, 2007 were 223,193 and 351,843, respectively.

8.    STOCKHOLDERS' EQUITY

      a. Stockholders' Rights Plan - On July 20, 2005, the Board of Directors renewed the Company's stockholders' rights plan on substantially the same terms as its previous rights plan which expired in July 2005. In accordance with the Company's stockholders' rights plan, a right (the "Right") to purchase from the Company a unit consisting of one one-thousandth (1/1000) of a share (a "Unit") of Series B Junior Participating Preferred Stock, par value $1.00 per share (the "Series B Preferred Stock"), at a purchase price of $150 (the "Purchase Price") per Unit, subject to adjustment, is attached to each outstanding share of the Company's common stock. The Rights expire on July 20, 2015. Subject to certain exceptions, the Rights will become exercisable 10 business days after a person acquires 15 percent or more of the Company's outstanding common stock or commences a tender offer that would result in such person's owning 15 percent or more of such stock. If any person acquires 15 percent or more of the Company's outstanding common stock, the rights of holders, other than the acquiring person, become rights to buy shares of the Company's common stock (or of the acquiring company if the Company is involved in a merger or other business combination and is not the surviving corporation) having a market value of twice the Purchase Price of each Right. The Company may redeem the Rights for $.01 per Right until 10 business days after the first date of public announcement by the Company that a person acquired 15 percent or more of the Company's outstanding common stock.

      b. Reserved Common Shares - At March 2, 2008, 1,263,932 shares of common stock were reserved for issuance upon exercise of stock options.

      c. Accumulated Other Comprehensive Income - Accumulated balances related to each component of other comprehensive income were as follows:

                                                      March 2,      February 25,
                                                        2008           2007
                                                      --------      ------------

           Currency translation adjustment             $7,227          $5,010
           Unrealized gains (losses)on investments        209            (246)
                                                       ------          ------
           Accumulated balance                         $7,436          $4,764
                                                       ======          ======

      d. Dividends Declared - On July 19, 2007, the Company announced that its Board of Directors had declared a special cash dividend of $1.50 per share, which was paid August 22, 2007 and was in addition to the Company's regular quarterly cash dividends of $0.08 per share; and on July 20, 2006, the Company announced that its Board of Directors had declared a special cash dividend of $1.00 per share, which was paid August 22, 2006 and was in addition to the Company's regular quarterly cash dividends of $0.08 per share.

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

      The following table sets forth the calculation of basic and diluted earnings per share for the last three fiscal years:

                                            2008           2007          2006
                                         ----------     ----------    ----------
      Net earnings                          $34,679        $39,791       $26,875
                                         ==========     ==========    ==========
      Weighted average common shares
        outstanding for basic EPS        20,305,199     20,175,422    20,046,900
      Net effect of dilutive options         59,004        141,418       163,300
                                         ----------     ----------    ----------
      Weighted average shares
        outstanding for diluted EPS      20,364,203     20,316,840    20,210,200
                                         ==========     ==========    ==========

      Basic earnings per share                $1.71          $1.97         $1.34
                                              =====          =====         =====

      Diluted earnings per share              $1.70          $1.96         $1.33
                                              =====          =====         =====

      Common stock equivalents, which were not included in the computation of diluted earnings per share because either the effect would have been antidilutive or the options' exercise prices were greater than the average market price of the common stock, were 10,885, 3,619 and 100,058 for the fiscal years 2008, 2007 and 2006, respectively.

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

      Liabilities for discontinued operations as of March 2,2008 and February 25, 2007 consisted of the following:

                                      March 2,          February 25,
                                       2008                2007
                                     --------           ------------
      Environmental and
        other liabilities            $ 5,087              $ 5,087
      Pension liabilities             12,094               12,094
                                     -------              -------

        Total liabilities            $17,181              $17,181
                                     =======              =======

11.   REALIGNMENT AND SEVERANCE CHARGES

      In the 2008 fiscal year fourth quarter, the Company recorded a charge of $1,362 for employment termination benefits and other expenses resulting from a restructuring and workforce reduction at the Company's Neltec Europe SAS electronic materials business unit located in Mirebeau, France. The Company paid $626 of these charges during the 2008 fiscal year and expects to pay the remaining $736 during the 2009 fiscal year.

      During the 2006 fiscal year, the Company recorded a charge of $889 for employment termination benefits for a workforce reduction at its Neltec Europe SAS business unit.

      During the 2004 fiscal year, the Company recorded charges related to the realignment of its North America volume printed circuit materials
      operations.    The charges  were for  employment termination  benefits of
      $1,258, which were fully paid in fiscal year 2004, and lease and other obligations of $7,292. All costs other than the lease obligations were settled prior to fiscal year 2007. The future lease obligations are payable through September 2013. The remaining balances on the lease obligations relating to the realignment were $3,706 and $4,149 as of March 2, 2008 and February 25, 2007, respectively. The Company applied $443 and $494 of payments against this liability during the 2008 and 2007 fiscal years, respectively.

12.   INSURANCE ARRANGEMENT TERMINATION CHARGE

      During the 2007 fiscal year second quarter ended August 27, 2006, the Company terminated a split-dollar life insurance arrangement with Jerry Shore, the Company's founder and former Chairman, President and Chief Executive Officer. The insurance arrangement, which involved two life insurance policies payable on the death of the survivor of Jerry Shore and his spouse with an aggregate face value of $5 million and annual premium payments by the Company of approximately $129, was implemented in 1997 but discontinued in 2004 in light of certain provisions of the Sarbanes-Oxley Act of 2002 and due to changes in the income taxation of split-dollar life insurance arrangements. The arrangement is more fully described in the Company's annual proxy statements for each of the years 1998 through 2007. Pursuant to an agreement entered into between Jerry Shore and the Company, the termination of the insurance arrangement involved a payment of $1,335 by the Company to Mr. Shore in January 2007. Such termination and payment resulted in a net cash cost to the Company of $685, after the Company's receipt of a portion of the cash surrender value of the life insurance policies. The Company recorded a pre-tax charge of $1,316 in the 2007 fiscal year second quarter ended August 27, 2006 in connection with this termination and recognized a $499 tax benefit relating to this insurance termination charge.

13.   EMPLOYEE BENEFIT PLANS

      a. Profit Sharing Plan - The Company and certain of its subsidiaries have a non-contributory profit sharing retirement plan covering their regular full-time employees. The plan may be modified or terminated at any time, but in no event may any portion of the contributions revert back to the Company. The Company's estimated contributions are accrued at the end of each fiscal year and paid to the plan in the subsequent fiscal year. The Company's actual contributions to the plan were $900 and $847 for fiscal years 2007 and 2006, respectively. The contribution estimated for fiscal year 2008 has not been paid. Contributions are discretionary and may not exceed the amount allowable as a tax deduction under the Internal Revenue Code.

      b. Savings Plan - The Company also sponsors a 401(k) savings plan, pursuant to which the contributions of employees of certain subsidiaries were partially matched by the Company in the amounts of $222, $247 and $218 in fiscal years 2008, 2007 and 2006, respectively.

14.   COMMITMENTS

      The Company conducts certain of its operations in leased facilities, which include several manufacturing plants, warehouses and offices. The leases on facilities are for terms of up to 10 years, the latest of which expires in 2015. Many of the leases contain renewal options for periods ranging from one to ten years and require the Company to pay real estate taxes and other operating costs. The latest land lease expiration is 2054.

      These non-cancelable operating leases have the following payment schedule.

                       Fiscal Year           Amount
                       -----------           ------
                          2009                2,159
                          2010                2,185
                          2011                1,923
                          2012                1,359
                          2013                  966
                       Thereafter             2,159
                                            -------
                                            $10,751
                                            =======

      Rental expenses,  inclusive of  real estate  taxes and  other costs,  were
      $2,465,  $2,047  and  $2,257  for  fiscal  years  2008,  2007  and   2006,
      respectively.

      In addition, the Company has commitments to purchase plant and equipment for its new development and manufacturing facility currently under construction in Newton, Kansas of $4,829.

15.   CONTINGENCIES

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

            Under the Superfund Act and similar state laws, all parties who may have contributed any waste to a hazardous waste disposal site or contaminated area identified by the EPA or comparable state agency may be jointly and severally liable for the cost of cleanup. Generally, these sites are locations at which numerous persons disposed of hazardous waste. In the case of the Company's subsidiaries, generally the waste was removed from their manufacturing facilities and disposed at waste sites by various companies which contracted with the subsidiaries to provide waste disposal services. Neither the Company nor any of its sub-sidiaries have been accused of or charged with any wrongdoing or illegal acts in connection with any such sites. The Company believes it maintains an effective and comprehensive environmental compliance program.

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

            The total costs incurred by the Company and its subsidiaries in connection with these sites, including legal fees incurred by the Company and its subsidiaries and their assessed share of remediation costs and excluding amounts paid or reimbursed by insurance carriers, were approximately $1, $1 and $1 in fiscal years 2008, 2007 and 2006, respectively. The recorded liabilities included in accrued liabilities for environmental matters were $1,577, $1,757, and $1,757 for fiscal years 2008, 2007 and 2006, respectively. As discussed in Note 10, liabilities from discontinued operations have been segregated on the Consolidated Balance Sheet and include $2,121 for environmental matters related to Dielektra.

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

16.   GEOGRAPHIC REGIONS

      The Company's printed circuit materials (the Nelco(R) product line) and the Company's advanced composite materials (the Nelcote(R) product line) are sold to customers in North America, Europe and Asia.

      Sales are attributed to geographic region based upon the region from which the materials were invoiced to the customer. Sales between geographic regions were not significant.

      Financial information regarding the Company's operations by geographic region follows:

                                                          Fiscal Year
                                               ---------------------------------
                                                 2008         2007        2006
                                               --------     --------    --------
      Sales:
        North America                          $123,087     $140,390    $124,365
        Europe                                   28,399       34,870      34,372
        Asia                                     90,366       82,117      63,514
                                               --------     --------    --------
          Total sales                          $241,852     $257,377    $222,251
                                               ========     ========    ========
      Long-lived assets:
        North America                          $ 25,069     $ 25,600    $ 27,769
        Europe                                    4,552        4,659       9,077
        Asia                                     26,747       25,331      20,105
                                               --------     --------    --------
          Total long-lived assets              $ 56,368     $ 55,590    $ 56,951
                                               ========     ========    ========

17.   CUSTOMER AND SUPPLIER CONCENTRATIONS

      a. Customers - Sales to Sanmina-SCI Corporation were 13.4%, 16.7% and 19.4% of the Company's total worldwide sales for fiscal years 2008, 2007 and 2006, respectively. Sales to TTM Technologies Inc. "TTM") were 10.8%, 10.7% and 11.7% of the Company's total worldwide sales for fiscal years 2008, 2007 and 2006, respectively. The sales to TTM during the 2007 and 2006 fiscal years included sales to Tyco Printed Circuit Group L.P., which was acquired by TTM during the Company's 2007 fiscal year. Sales to Multilayer
            Technology, Inc. were 7.9%, 8.6% and 10.4% of the Company's total worldwide sales for fiscal year 2008, 2007 and 2006, respectively.

            While no other customer accounted for 10% or more of the Company's total worldwide sales in fiscal years 2008, 2007 and 2006, and the Company is not dependent on any single customer, the loss of a major printed circuit materials customer or of a group of customers could have a material adverse effect on the Company's business or consolidated results of operations or financial position.

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

18.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the United States ("GAAP"), and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require, or permit, assets or liabilities to be measured at fair value. The Company expects to adopt SFAS 157 in the first quarter of the 2009 fiscal year. The Company does not expect SFAS 157 to have a material effect on the Company's Consolidated Financial Statements.

      In  February  2007,  the FASB  issued  Statement  of Financial  Accounting
      Standard No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does expect the adoption of SFAS 159 to have a material effect on the Company's Consolidated Financial Statements.

      In December 2007, the FASB issued SFAS No. 141R (revised 2007) which replaces SFAS No. 141, "Business Combinations" ("SFAS No. 141R"). This statement requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. This fair value approach replaces the original Statement 141's cost allocation process, whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS No. 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS No. 141. The adoption of SFAS No. 141R will impact how the Company records future business combinations.

19.   SUBSEQUENT EVENT

      On April 1, 2008, the Company's new wholly owned subsidiary, Park Aerospace Structures Corp., acquired substantially all the assets and business of Nova Composites, Inc. located in Lynnwood, Washington for a cash purchase price of $4.5 million paid at the closing of the acquisition and up to an additional $5.5 million payable over five years depending on the achievement of specified earn-out objectives. Park Aerospace Structures Corp. designs and manufactures aircraft composite structures and components and the tooling for such structures and components. Park's new composite structures and components product line is marketed and sold as Park's Nova(TM) product line.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                      Quarter
                                  ----------------------------------------------
                                    First        Second       Third      Fourth
                                   -------       ------       -----      ------
                                     (In thousands, except per share amounts)

Fiscal 2008:
Net sales                          $57,077       $60,541     $63,653     $60,581
Gross profit                        14,109        16,435      16,076      15,834
Net earnings                         7,411         9,160       8,777       9,331
Basic earnings per share:
Net earnings per share               $0.37         $0.45       $0.43       $0.46
Diluted earnings per share:
Net earnings per share               $0.37         $0.45       $0.43       $0.46
  Weighted average common
  shares outstanding:
    Basic                           20,206        20,325      20,340      20,347
    Diluted                         20,235        20,405      20,452      20,362

Fiscal 2007:
Net sales                           62,838        66,518      68,195      59,826
Gross profit                        16,363        16,044      17,241      14,459

Net earnings                         8,894        12,544       9,529       8,824

Basic earnings per share:
Net earnings per share               $0.44         $0.62       $0.47       $0.44
Diluted earnings per share:
Net earnings per share               $0.44         $0.62       $0.47       $0.44

  Weighted average common
  shares outstanding:
    Basic                           20,135        20,183      20,189      20,194
    Diluted                         20,357        20,295      20,332      20,283

Earnings per share are computed separately for each quarter. Therefore, the sum of such quarterly per share amounts may differ from the total for the years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           Not applicable.

ITEM 9A.   CONTROLS AND PROCEDURES.

      (a) Disclosure Controls and Procedures.

      The Company's management, with the participation of the Company's Chief Executive Officer and Vice President and Controller (the person currently performing the functions similar to those performed by a principal financial officer), has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 2, 2008, the end of the fiscal year covered by this annual report. Based on such evaluation, the Company's Chief Executive Officer and Vice President and Controller have concluded that, as of the end of such fiscal year, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Vice President and Controller, as appropriate to allow timely decisions regarding required disclosure.

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

      Management assessed the effectiveness of the Company's internal control over financial reporting as of March 2, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on management's assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of March 2, 2008.

      The independent registered public accounting firm that audited the Company's financial statements included in this Annual Report on Form 10-K has issued an attestation report on the Company's internal control over financial reporting. That report appears in Item 9A(c) below.

      (c) Attestation  Report of  the Independent  Registered Public  Accounting
Firm.

Stockholders and Board of Directors of
  Park Electrochemical Corp.

We have audited Park Electrochemical Corp. and subsidiaries (the "Company") internal control over financial reporting as of March 2, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Park Electrochemical Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 2, 2008, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Park Electrochemical Corp. and subsidiaries as of March 2, 2008 and February 25, 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 2, 2008, and our report dated May 13, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

New York, New York
May 13, 2008

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

                                    PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

      The information called for by this item (except for information as to the Company's executive officers, which information appears elsewhere in this Report) is incorporated by reference to the Company's definitive proxy statement for the 2008 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 11.   EXECUTIVE COMPENSATION.

      The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2008 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2008 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 13.   CERTAIN   RELATIONSHIPS   AND  RELATED  TRANSACTIONS,  AND   DIRECTOR
           INDEPENDENCE.

      The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2008 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      This information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2008 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

                                     PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
                                                                          Page
                                                                          ----
           (a) Documents filed as a part of this Report

           (1)  Financial Statements:

                The following Consolidated Financial Statements of the Company are included in Part II, Item 8:

                Report of Independent Registered Public Accounting Firm    42

                Balance Sheets                                             43

                Statements of Operations                                   44

                Statements of Stockholders' Equity                         45

                Statements of Cash Flows                                   46

                Notes to Consolidated Financial Statements (1-19)          47

           (2)  Financial Statement Schedules:

                The following additional information should be read in conjunction with the Consolidated Financial Statements of the Registrant described in Item 15(a)(1) above:

                Schedule II - Valuation and Qualifying Accounts            74

                All other schedules have been omitted because they are not applicable or not required, or the information is included elsewhere in the financial statements or notes thereto.

           (3)  Exhibits:

                The information required by this Item relating to Exhibits to this Report is included in the Exhibit Index beginning on page 75 hereof.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   May 13, 2008               PARK ELECTROCHEMICAL CORP.

                             By: /s/ Brian E. Shore
                               ---------------------------------------
                                 Brian E. Shore,
                                 President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                  Title                                  Date
---------                  -----                                  ----

/s/ Brian E. Shore         Chairman of the Board, President and
------------------------   Chief Executive Officer and Director
Brian E. Shore             (principal executive officer)          May 13, 2008

/s/ P. Matthew Farabaugh   Vice President and Controller
------------------------   (principal accounting officer and
P. Matthew Farabaugh       principal financial officer)           May 13, 2008

/s/ Dale Blanchfield
------------------------
Dale Blanchfield           Director                               May 13, 2008

------------------------
Lloyd Frank                Director                               May 13, 2008

/s/ Steven T. Warshaw
---------------------
Steven T. Warshaw          Director                               May 13, 2008

                   PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
                   -------------------------------------------

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                           Column C
               Column A                       Column B                    Additions                Column D         Column E
               --------                       --------                    ---------                --------         --------

                                             Balance at                                                             Balance at
                                            Beginning of          Costs and                                           End of
             Description                       Period             Expenses         Other          Reductions          Period
             -----------                       ------             --------         -----          ----------          -------

DEFERRED INCOME TAX ASSET VALUATION
ALLOWANCE:

53 weeks ended March 2, 2008                 $12,469,000        $   545,000           -                    -        $13,014,000
                                             ===========        ===========                                         ===========

52 weeks ended February 25, 2007             $14,683,000        $ 1,286,000           -          $(3,500,000)       $12,469,000
                                             ===========        ===========                      ===========        ===========

52 weeks ended February 26, 2006             $20,450,000        $(2,840,000)          -          $(2,927,000)       $14,683,000
                                             ===========        ===========                      ===========        ===========

               Column A                        Column B           Column C                      Column D                 Column E
               --------                        --------           --------                      --------                 --------
                                                                                                 Other
                                                                                                 -----
                                              Balance at                                                                 Balance at
                                             Beginning of        Charged to        Accounts Written     Translation        End of
               Description                      Period       Cost and Expenses           Off             Adjustment        Period
               -----------                      ------       -----------------     -----------------    -----------      ----------
                                                                                         (A)
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

53 weeks ended March 2, 2008                 $1,144,000          $(166,000)            $(190,000)         $(38,000)      $  750,000
                                             ==========          =========             =========          ========       ==========

52 weeks ended February 25, 2007             $1,930,000          $(623,000)            $(140,000)         $(23,000)      $1,144,000
                                             ==========          =========             =========          ========       ==========

52 weeks ended February 26, 2006             $1,984,000          $  (1,000)            $( 26,000)         $(26,000)      $1,930,000
                                             ==========          =========             =========          ========       ==========

(A) Uncollectible accounts, net of recoveries.

                                  EXHIBIT INDEX
Exhibit
Numbers   Description                                                   Page
-------   -----------                                                   ----

3.1       Restated Certificate  of  Incorporation,  dated  March  28,
          1989, filed with the Secretary of State of the State of New
          York on  April 10,  1989,  as  amended  by  Certificate  of
          Amendment of the Certificate of Incorporation,   increasing
          the number of authorized shares of Common stock from 15,000,000 to 30,000,000 shares, dated July 12, 1995, filed with the Secretary of State of the State  of  New  York  on
          July 17, 1995, and by Certificate of Amendment of the Certificate of Incorporation, amending certain provisions relating to the rights, preferences and limitations of the shares of a series of Preferred Stock, date August 7, 1995, filed with the Secretary of State of the State of  New York on August 16, 1995 (Reference is made  to Exhibit  3.01  of the Company's Annual  Report on  Form 10-K  for the  fiscal year ended March 3, 2002, Commission File No. 1-4415, which
          is incorporated herein by reference.)......................     -

3.2       Certificate    of   Amendment   of   the   Certificate   of
          Incorporation, increasing the number of  authorized  shares of Common Stock from 30,000,000 to 60,000,000 shares, dated October 10, 2000, filed with the Secretary of State of the
          State of New York on October 11, 2000 (Reference is made to
          Exhibit 3.02 of the Company's Annual Report  on  Form  10-K
          for the fiscal year ended  March 2, 2003,  Commission  File
          No.    1-4415,    which    is   incorporated    herein   by
          reference.)................................................     -

3.3       Certificate   of   Amendment    of   the   Certificate   of
          Incorporation, canceling Series A Preferred Stock of the Company and authorizing a new Series B Junior Participating Preferred Stock of the Company, dated July 21, 2005, filed with the Secretary of the State  of  New York  on  July 21,
          2005 (Reference is made to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on July 21, 2005, Commission File No. 1-4415, which is incorporated herein by
          reference).................................................     -

3.4       By-Laws, as amended November 15, 2007 (Reference is made to
          Exhibit 3 of the Company's Current Report on Form 8-K filed on November 21, 2007, Commission File No. 1-4415, which  is
          incorporated herein by reference.).........................     -

4.1 Rights Agreement, dated as of July 20, 2005, between the Company and Registrar and Transfer Company, as Rights Agent, relating to the Company's Preferred Stock Purchase Rights. (Reference is made to Exhibit 1 to Form 8-A filed on July 21, 2005, Commission  File  No.  1-4415,  which  is
          incorporated herein by reference.).........................     -

10.1      Lease dated December 12, 1989 between Nelco Products,  Inc.
          and James Emmi regarding real property located at 1100 East Kimberly Avenue, Anaheim, California and letter dated December 29, 1994 from Nelco Products, Inc. to James Emmi exercising its option to extend such Lease (Reference is
          made to Exhibit 10.01 of the Company's  Annual   Report  on
          Form  10-K   for  the  fiscal year  ended  March  3,  2002,
          Commission File No. 1-4415, which is incorporated herein by
          reference.)................................................     -

Exhibit
Numbers   Description                                                   Page
-------   -----------                                                   ----

10.2      Lease dated December 12, 1989 between Nelco Products,  Inc.
          and James Emmi regarding real property located at 1107 East Kimberly Avenue, Anaheim, California and letter dated December 29, 1994 from Nelco Products, Inc. to James Emmi exercising its option to extend such Lease (Reference is made to Exhibit 10.02 of the  Company's  Annual  Report  on
          Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by
          reference.)................................................     -

10.3      Lease Agreement dated August 16, 1983 and  Exhibit C, First
          Addendum  to  Lease,  between   Nelco  Products,  Inc.  and
          TCLW/Fullerton regarding real property located at 1411 E. Orangethorpe Avenue, Fullerton, California (Reference is
          made to Exhibit 10.03 of the  Company's  Annual  Report  on
          Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by
          reference.)................................................     -

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
          1-4415, which is incorporated herein by reference.)........     -

10.3(b) Third Addendum to Lease dated January 7, 1991 and Fourth Addendum to Lease dated January 7, 1991 to Lease Agreement dated August 16, 1983 (see Exhibit  10.03  hereto)  between
          Nelco Products, Inc. and TCLW/Fullerton regarding real property located at 1411, 1421 and 1431 E. Orangethorpe
          Avenue,  Fullerton,  California.  (Reference  is   made  to
          Exhibit 10.03(b) of the Company's  Annual  Report  on  Form
          10-K for the fiscal year  ended  March 2, 1997,  Commission
          File  No.   1-4415,  which  is   incorporated   herein   by
          reference.)................................................     -

10.3(c) Fifth Addendum to Lease dated July 5, 1995 to Lease dated August 16, 1983 (see Exhibit 10.03 hereto) between Nelco Products, Inc. and TCLW/Fullerton regarding real property
          located   at  1411   E.  Orangethorpe   Avenue,  Fullerton,
          California (Reference is made to Exhibit 10.03(c) of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415,  which  is
          incorporated herein by reference.).........................     -

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
          1-4415, which is incorporated herein by reference.)........     -

Exhibit
Numbers   Description                                                   Page
-------   -----------                                                   ----

10.4(a) Deed of Assignment, dated April 17, 1986 between Nelco Products Pte. Ltd., Kiln Technique (Private) Limited and
          Paul Ma, Richard Law, and Michael Ng, all of Peat Marwick &
          Co., of the Lease Agreement dated May 26, 1982 (see Exhibit
          10.04 hereto) between Kiln Technique (Private) Limited  and the Jurong Town Corporation regarding real property located at 4 Gul Crescent, Jurong, Singapore (Reference is made  to
          Exhibit 10.04(a) of the Company's  Annual  Report  on  Form
          10-K for the fiscal year ended March  3,  2002,  Commission
          File No.   1-4415,   which   is   incorporated  herein   by
          reference.)................................................     -

10.5 1992 Stock Option Plan of the Company, as amended by First Amendment thereto. (Reference is made to Exhibit 10.06(b)
          of the Company's Annual Report on Form 10-K for the  fiscal year ended March 1, 1998, Commission File No. 1-4415, which is incorporated herein by  reference.  This  exhibit  is  a
          management contractor compensatory plan or arrangement.)...     -

10.6      Lease dated April 15, 1988  between  FiberCote  Industries,
          Inc. (lease was initially entered into by  USP  Composites,
          Inc., which subsequently  changed  its  name  to  FiberCote
          Industries, Inc.) and Geoffrey  Etherington,  II  regarding real property located at 172 East Aurora Street, Waterbury, Connecticut (Reference is made to Exhibit 10.07 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415,  which  is
          incorporated herein by reference.).........................     -

10.6(a)   Amendment to Lease dated December 21, 1992 to  Lease  dated
          April 15, 1988 (see Exhibit 10.06 hereto) between FiberCote Industries, Inc. and Geoffrey Etherington II regarding real property located at 172 East Aurora Street, Waterbury, Connecticut (Reference is made to Exhibit 10.07(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415,  which  is
          incorporated herein by reference.).........................     -

10.6(b)   Letter dated June 30, 1997 from FiberCote Industries,  Inc.
          to Geoffrey Etherington II extending the Lease  dated April
          15, 1988 (see Exhibit 10.06 hereto) between FiberCote Industries, Inc. and Geoffrey Etherington II regarding real property located at 172 East Aurora Street, Waterbury Connecticut. (Reference is made to Exhibit 10.08(b) of the Company's Annual Report on Form 10-K for the fiscal year ended March 1, 1998, Commission  File No. 1-4415, which  is
          incorporated herein by reference.).........................     -

10.7 Lease dated December 12, 1990 between Neltec, Inc. and NZ Properties, Inc. regarding real property located at 1420 W.
          12th Place, Tempe, Arizona. (Reference is made  to  Exhibit
          10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1997, Commission File No.
          1-4415, which is incorporated herein by reference.)........     -

Exhibit
Numbers   Description                                                   Page
-------   -----------                                                   ----

10.7(a) Letter dated January 8, 1996 from Neltec, Inc. to NZ Properties, Inc. exercising its option to extend the Lease dated December 12, 1990 (see  Exhibit 10.7 hereto)  between
          Neltec,  Inc.  and   NZ  Properties,  Inc.  regarding  real
          property located at 1420 W. 12th Place, Tempe, Arizona. (Reference is made to Exhibit 10.13(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March
          2, 1997, Commission File No. 1-4415, which is  incorporated
          herein by reference.)......................................     -

10.7(b) Letter dated January 25, 2001 from Neltec, Inc. to NZ Properties, Inc. exercising its option to extend the Lease dated December 12, 1990 (see Exhibit 10.7 hereto) between Neltec, Inc. and NZ Properties, Inc. regarding real estate property located at 1420 W. 12th Place, Tempe, Arizona (Reference is made to Exhibit 10.7(b) of the Company's Annual Report on Form l0-K for the fiscal year ended
          February 26, 2006, Commission  File No.  1-4415,  which  is
          incorporated herein by reference.).........................     -

10.7(c)   Letter dated February 14, 2006  from  Neltec,  Inc.  to REB
          Ltd. Properties, Inc. exercising its option to  extend  the
          Lease dated December 12, 1990 (see Exhibit 10.7 hereto) between Neltec, Inc. and NZ Properties, Inc. regarding real property located at 1420 W. 12th Place, Tempe, Arizona (Reference is made to Exhibit 10.7(c) of the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 2006, Commission File No. 1-4415, which is
          incorporated herein by reference.).........................     -

10.8      Lease Contract dated February 26, 1988 between the New York
          State  Department  of   Transportation  and  the  Edgewater
          Stewart Company  regarding  real  property  located  at  15
          Governor  Drive  in  the  Stewart   International   Airport
          Industrial Park, New Windsor, New York  (Reference is  made to Exhibit 10.13 of the Company's  Annual  Report  on  Form
          10-K for the fiscal year ended  March 3,  2002,  Commission
          File No.  1-4415,   which   is   incorporated   herein   by
          reference.)................................................     -

10.8(a) Assignment and Assumption of Lease dated February 16, 1995 between New England Laminates Co., Inc. and the Edgewater Stewart Company regarding the assignment of the Lease Contract (see Exhibit 10.8 hereto) for the real property located at 15 Governor Drive in the Stewart International Airport Industrial Park, New Windsor, New York (Reference
          is made to Exhibit 10.13(a) of the Company's Annual  Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by
          reference.)................................................     -

10.8(b) Lease Amendment No. 1 dated February 17, 1995 between New England Laminates Co., Inc. and the New York State
          Department of Transportation to Lease Contract dated February 26, 1988 (see Exhibit 10.8 hereto) regarding the real property located at 15 Governor Drive in the Stewart International

Exhibit
Numbers   Description                                                   Page
-------   -----------                                                   ----

          Airport Industrial Park, New Windsor,  New York  (Reference
          is made to Exhibit 10.13(b) of the Company's  Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by
          reference.)................................................     -

10.9      2002 Stock Option Plan of the Company (Reference is made to
          Exhibit 10.01 of the Company's  Quarterly  Report  on  Form
          10-Q for the fiscal quarter ended September 1, 2002, Commission File No. 1-4415, which is incorporated herein by
          reference.  This   exhibit  is  a  management  contract  or
          compensatory plan or arrangement.).........................     -

10.10 Forms of Incentive Stock Option Contract for employees, Non-Qualified Stock Option Contract for employees and Non-Qualified Stock Option Contract for directors under the
          2002 Stock Option Plan of the Company (Reference is made to
          Exhibit 10.10 of the Company's Annual Report on  Form  10-K
          for the fiscal year  ended  February 27,  2005,  Commission
          File   No.  1-4415,   which   is  incorporated   herein  by
          reference.)................................................     -

14.1 Code of Ethics for Chief Executive Officer and Senior Financial Officers adopted on May 6, 2004 (Reference is made to Exhibit 14.1 of the Company's Annual Report on Form
          10-K  for   the  fiscal  year  ended   February  29,  2004,
          Commission File No. 1-4415, which is incorporated herein by
          reference.)................................................     -

21.1      Subsidiaries of the Company................................    80

23.1      Consent of Independent Registered  Public  Accounting  Firm
          (Grant Thornton LLP).......................................    81

31.1      Certification of principal executive  officer  pursuant  to
          Exchange Act Rule 13a-14(a) or 15d-14(a)...................    82

31.2      Certification of principal financial  officer  pursuant  to
          Exchange Act Rule 13a-14(a) or 15d-14(a)...................    84

32.1      Certification of principal executive  officer  pursuant  to
          18 U.S.C. Section 1350, as adopted pursuant to Section  906
          of the Sarbanes-Oxley Act of 2002..........................    86

32.2 Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of
          the Sarbanes-Oxley Act of 2002.............................    87