Form 10-Q
period 2008-06-01
PARK ELECTROCHEMICAL CORP
filed 2008-07-03
CIK 76267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 1, 2008

OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,455,106 as of July 1, 2008.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	June 1, 2008	March 2,
	(Unaudited)	2008*

ASSETS
Current assets:
Cash and cash equivalents	$113,530	$100,159
Marketable securities	100,778	113,819
Accounts receivable, net	37,105	37,466
Inventories (Note 2)	15,275	14,049
Prepaid expenses and other current assets	5,423	5,546

Total current assets	272,111	271,039

Property, plant and equipment, net	50,536	47,188
Other assets	12,347	9,180

Total assets	$334,994	$327,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,909	$12,828
Accrued liabilities	13,470	13,314
Income taxes payable	5,855	5,837

Total current liabilities	32,234	31,979

Deferred income taxes	4,851	4,851
Restructuring accruals and other liabilities (Note 5)	4,132	4,224
Liabilities from discontinued operations (Note 4)	17,181	17,181

Total liabilities	58,398	58,235

Stockholders’ equity:
Common stock	2,045	2,037
Additional paid-in capital	145,569	143,267
Retained earnings	122,575	116,646
Treasury stock, at cost	(5)	(214)
Accumulated other comprehensive income	6,412	7,436

Total stockholders’ equity	276,596	269,172

Total liabilities and stockholders’ equity	$334,994	$327,407

*The balance sheet at March 2, 2008 has been derived from the audited financial statements at that date, except for certain reclassifications to conform to the June 1, 2008 balance sheet.

See accompanying Notes to the Condensed Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	13 weeks ended
	(Unaudited)

	June 1, 2008	May 27, 2007

Net sales	$59,800	$57,077

Cost of sales	45,227	42,968

Gross profit	14,573	14,109
Selling, general and administrative expenses	6,334	6,572

Earnings from operations	8,239	7,537

Interest income and other income	1,672	2,311

Earnings from operations before income taxes	9,911	9,848

Income tax provision	2,354	2,437

Net earnings	$7,557	$7,411

Earnings per share (Note 6)
Basic	$0.37	$0.37
Diluted	$0.37	$0.37
Weighted average number of common and common equivalent shares outstanding:
Basic shares	20,366	20,206
Diluted shares	20,430	20,235

Dividends per share	$0.08	$0.08

See accompanying Notes to the Condensed Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	13 weeks ended
	(Unaudited)

	June 1, 2008	May 27, 2007

Common stock and paid-in capital:
Balance, beginning of period	$145,304	$142,067
Stock-based compensation	352	350
Stock option activity	1,601	795
Tax benefit on exercise of options	357	562

Balance, end of period	147,614	143,774

Retained earnings:
Balance, beginning of period	116,646	118,961
Net earnings	7,557	7,411
Dividends	(1,628)	(1,616)

Balance, end of period	122,575	124,756

Treasury stock:
Balance, beginning of period	(214)	(1,625)
Stock option activity	209	1,099

Balance, end of period	(5)	(526)

Accumulated other comprehensive income:
Balance, beginning of period	7,436	4,764
Net unrealized investment gains (losses)	(323)	31
Translation adjustments	(701)	(114)

Balance, end of period	6,412	4,681

Total stockholders’ equity	$276,596	$272,685

See accompanying Notes to the Condensed Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	13 Weeks Ended
	(Unaudited)

	June 1, 2008	May 27, 2007

Cash flows from operating activities:
Net earnings	$7,557	$7,411
Depreciation and amortization	1,946	2,034
Stock-based compensation	352	350
Change in operating assets and liabilities	1,469	6,875

Net cash provided by operating activities	11,324	16,670

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(5,774)	(1,806)
Purchases of marketable securities	(30,888)	(36,703)
Proceeds from sales and maturities of marketable securities	43,221	33,169
Business acquisition	(4,700)	-

Net cash (used in) provided by investing activities	1,859	(5,340)

Cash flows from financing activities:
Dividends paid	(1,628)	(1,616)
Proceeds from exercise of stock options	1,807	1,894
Tax benefits from stock-based compensation	357	562

Net cash provided by financing activities	536	840

Change in cash and cash equivalents before exchange rate changes	13,719	12,170

Effect of exchange rate changes on cash and cash equivalents	(348)	(174)

Change in cash and cash equivalents	13,371	11,996
Cash and cash equivalents, beginning of period	100,159	119,051

Cash and cash equivalents, end of period	$113,530	$131,047

Supplemental cash flow information:
Cash paid during the period for income taxes	$1,346	$1,636

See accompanying Notes to the Condensed Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except per share amounts)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of June 1, 2008 and the consolidated statements of operations, stockholders’ equity and cash flows for the 13 weeks ended June 1, 2008 have been prepared by the Company, without audit. In the opinion of management, these unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 1, 2008 and the results of operations, stockholders’ equity and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 2, 2008.

2.	INVENTORIES

Inventories consisted of the following:

	June 1,	March 2,
	2008	2008

Raw materials	$7,019	$5,923
Work-in-process	3,628	3,686
Finished goods	4,227	3,951
Manufacturing supplies	401	489

	$15,275	$14,049

3.	STOCK-BASED COMPENSATION

As of June 1, 2008, the Company had a 1992 Stock Option Plan and a 2002 Stock Option Plan, and no other stock-based compensation plan. Both Stock Option Plans have been approved by the Company’s stockholders and provide for the grant of stock options to directors and key employees of the Company. All options granted under such Plans have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant, which pursuant to the terms of the Plans, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted. Options granted under the Plans become exercisable 25% one year from the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant and expire 10 years from the date of grant. The authority to grant additional options under the 1992 Stock Option Plan expired on March 24, 2002, and options to purchase a total of 900,000 shares of common stock were authorized for grant under the 2002 Stock Option Plan. At June 1, 2008, 1,155,245 shares of common stock of the Company were reserved for issuance upon exercise of stock options under the 1992 Stock Option Plan and the 2002 Stock Option Plan and 275,918 options were available for future grant under the 2002 Stock Option Plan. No options were granted during the 13 week-periods ended June 1, 2008 and May 27, 2007.

The Company records its stock-based compensation at fair value in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”).

The future compensation expense affecting earnings from operations before income taxes for options outstanding at June 1, 2008 will be $2,465 as a result of the adoption of SFAS 123R.

The following is a summary of options for the 13 weeks ended June 1, 2008:

			Weighted Average
		Weighted Average	Remaining Contract	Aggregated
	Options	Exercise Price	Life in Months	Intrinsic Value

Outstanding at March 2, 2008	1,040,739	$23.50	66.63	$2,890
Granted	-	-
Exercised	100,737	17.97
Terminated or expired	60,675	27.27

Outstanding at June 1, 2008	879,327	$23.88	66.45	$4,988

Exercisable at June 1, 2008	570,480	$21.79	47.33	$4,426

The total intrinsic value of options exercised during the 13 weeks ended June 1, 2008 and May 27, 2007 was $1,104 and $1,559, respectively.

A summary of the status of the Company’s nonvested options at June 1, 2008, and changes during the 13 week-period then ended, is presented below:

		Weighted Average
	Shares Subject	Grant Date Fair
	to Options	Value

Nonvested, beginning of period	361,372	$9.90
Granted	-	-
Vested	-	-
Terminated	(52,525)	9.83

Nonvested, end of period	308,847	$9.90

4.	DISCONTINUED OPERATIONS AND PENSION LIABILITY

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

Liabilities for discontinued operations as of June 1, 2008 and March 2, 2008 consisted of the following:

	June 1, 2008	March 2, 2008

Environmental and other liabilities	$5,087	$5,087
Pension liabilities	12,094	12,094

Total liabilities	$17,181	$17,181

5.	RESTRUCTURING AND SEVERANCE CHARGES

In the 2008 fiscal year fourth quarter, the Company recorded a charge of $1,362 for employment termination benefits and other expenses resulting from a restructuring and workforce reduction at the Company’s Neltec Europe SAS electronic materials business unit located in Mirebeau, France. The Company paid $626 of these charges during the 2008 fiscal year and paid $398 during the 13 weeks ended June 1, 2008.

During the 2004 fiscal year, the Company recorded charges related to the realignment of its North America volume printed circuit materials operations. The charges were for employment termination benefits of $1,258, which were fully paid in fiscal year 2004, and lease and other obligations of $7,292. All costs other than the lease obligations were settled prior to fiscal year 2007. The future lease obligations are payable through September 2013. The remaining balances on the lease obligations relating to the realignment were $3,598 and $3,706 as of

June 1, 2008 and March 2, 2008, respectively. The Company applied $109 of payments against this liability during both the first quarter of fiscal year 2009 and the first quarter of fiscal year 2008.

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

The following table sets forth the calculation of basic and diluted earnings per share for the 13 weeks ended June 1, 2008 and May 27, 2007.

	13 weeks ended

	June 1, 2008	May 27, 2007

Net Earnings	$7,557	$7,411

Weighted average common shares outstanding for basic EPS	20,366	20,206

Net effect of dilutive options	64	29

Weighted average shares outstanding for diluted EPS	20,430	20,235

Basic earnings per share	$0.37	$0.37
Diluted earnings per share	$0.37	$0.37

Common stock equivalents, which were not included in the computation of diluted earnings per share because either the effect would have been antidilutive or the options’ exercise prices were greater than the average market price of the common stock, were 25 and 5 for the thirteen weeks ended June 1, 2008 and May 27, 2007, respectively.

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

A list of open tax years by major jurisdiction follows:

United States	2004 – 2008
Arizona	2003 – 2008
California	2003 – 2008
New York	2004 – 2008
France	2004 – 2008
Singapore	2004 – 2008

The Company’s policy is to include applicable interest and penalties related to unrecognized tax benefits as a component of income tax expense.

8.	GEOGRAPHIC REGIONS

The Company’s printed circuit materials (the Nelco® product line) and the Company’s advanced composite materials (the Nelcote® product line) are sold to customers in North America, Europe and Asia.

Sales are attributed to geographic region based upon the region from which the materials were invoiced to the customer. Sales between geographic regions were not significant.

Financial information concerning the Company’s operations by geographic region follows:

	13 weeks ended

	June 1,	May 27,
	2008	2007

Sales:

North America	$31,109	$29,286
Europe	6,876	6,525
Asia	21,815	21,266

Total sales	$59,800	$57,077

	June 1,	March 2,
	2008	2008

Long-lived assets:

North America	$31,677	$25,069
Europe	5,133	4,552
Asia	26,073	26,747

Total long-lived assets	$62,883	$56,368

9.	CONTINGENCIES

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

b.
Environmental Contingencies - The Company and certain of its subsidiaries have been named by the Environmental Protection Agency (the “EPA”) or a comparable state agency under the Comprehensive Environmental Response, Compensation and Liability Act (the “Superfund Act”) or similar state law as potentially responsible parties in connection with alleged releases of hazardous substances at nine sites. In addition, a subsidiary of the Company has received cost recovery claims under the Superfund Act or similar state laws from other private parties involving two other sites and has received requests from the EPA under the Superfund Act for information with respect to its involvement at three other sites.

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

The total costs incurred by the Company and its subsidiaries in connection with these sites, including legal fees incurred by the Company and its subsidiaries and their assessed share of remediation costs and excluding amounts paid or reimbursed by insurance carriers, were approximately $1 and $1 in the 13 weeks ended June 1, 2008 and May 27, 2007, respectively. The recorded liabilities included in accrued liabilities for environmental matters were $1,002 at June 1, 2008 and $1,577 at March 2, 2008. As discussed in Note 4, liabilities from discontinued operations have been segregated on the condensed consolidated balance sheets and include $2,121 for environmental matters related to Dielektra.

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

10.	ACQUISITION

On April 1, 2008, the Company’s new wholly owned subsidiary, Park Aerospace Structures Corp., acquired substantially all the assets and business of Nova Composites, Inc. located in Lynnwood, Washington for a cash purchase price of $4.5 million paid at the closing of the acquisition and up to an additional $5.5 million payable over five years depending on the achievement of specified earn-out objectives. Park Aerospace Structures Corp. designs and manufactures aircraft composite structures and components and the tooling for such structures and components. Park’s new composite structures and components product line is marketed and sold as Park’s NovaTM product line.

The Company has not yet determined either the amount or the allocation of the purchase price for the Nova acquisition since the calculation of post closing adjustments has not yet been finalized. The Company expects the valuation process will be finalized in the second half of fiscal year 2009. No significant intangible assets other than goodwill are included in the preliminary allocation of the purchase price in the table below. No in-process research and development assets were acquired.

The acquisition was accounted for under the purchase method and, accordingly, acquired assets and liabilities are recorded at their fair values. The amount paid at closing was approximately $4.5 million. On a preliminary basis, the total purchase price has been determined as follows (in thousands):

Cash paid at closing	$4,500
Professional fees and other costs	200

Total purchase price	$4,700

On a preliminary basis, the purchase price has been allocated based on management’s estimate of the fair value of the assets acquired and liabilities assumed as follows (in thousands):

Preliminary Purchase Price Allocation

Current assets	$232
Long term assets	26
Property, plant and equipment	390
Current liabilities	84
Goodwill	4,136

Goodwill recorded in the acquisition is included in other assets in the condensed consolidated balance sheets. The acquisition of the assets of Nova Composites was not material to the Company. Accordingly, pro forma results of operations for the three months ended June 1, 2008 have not been presented.

11.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective March 3, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the United States (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require, or permit, assets or liabilities to be measured at fair value. The adoption of SFAS 157 did not have an impact on the Company’s Consolidated Financial Statements.

Effective March 3, 2008, the Company adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The adoption of SFAS 159 did not have an impact on the Company’s Consolidated Financial Statements.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 141R (revised 2007), which replaces Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141R”). SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. This fair value approach replaces the original Statement 141’s cost allocation process, whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under Statement of Financial Accounting Standards No. 141. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 141R will impact how the Company records future business combinations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General:

Park is a global advanced materials company which develops, manufactures and markets high technology digital and RF/microwave printed circuit materials principally for the telecommunications and internet infrastructure and high-end computing markets and advanced composite materials, structures and components principally for the aerospace markets. The Company’s core capabilities are in the areas of polymer chemistry formulation, coating technology and advanced composite structures and component design and fabrication. The Company’s manufacturing facilities are located in Singapore, China, France, Connecticut, New York, Kansas (under construction), Arizona, California and Washington. The Company’s products are marketed and sold under the Nelco®, Nelcote® and NovaTM names.

The Company’s net sales increased in the three-month period ended June 1, 2008 compared with last year’s comparable period as a result of increases in sales of the Company’s printed circuit materials products in North America, Asia and Europe and an increase in sales of the Company’s advanced composite materials products and the addition of sales of the Company’s advanced composite structures and components products as a result of the Company’s acquisition of the aircraft composite structures and components business of Nova Composites in Lynnwood, Washington in the 2009 fiscal year first quarter. The increase in sales resulted in a higher gross profit and higher earnings from operations in the 2009 fiscal year first quarter compared to the 2008 fiscal year first quarter.

The improvement in the Company’s operating performance during the 2009 fiscal year first quarter was attributable principally to increases in sales of the Company’s printed circuit materials products and advanced composite materials products, as well as higher percentages of sales of higher margin, high performance printed circuit materials products.

The markets in North America and Europe for the Company’s printed circuit materials products continued to be weak in the 2009 fiscal year first quarter. The markets for the Company’s advanced composite materials products continued to be relatively strong during the 2009 fiscal year first quarter, and, as a result of such strength and the Company’s marketing and sales efforts, sales of the Company’s advanced composite materials products increased in the first quarter of the 2009 fiscal year compared to the comparable period in the prior fiscal year.

The global markets for the Company’s printed circuit materials products continue to be very difficult to forecast, and it is not clear to the Company what the condition of the global markets for the Company’s printed circuit materials products will be in the 2009 fiscal year second quarter. The Company believes that the markets for its advanced composite materials products and its advanced composite structures and components products will continue to be relatively strong during the 2009 fiscal year second quarter.

As previously reported, in the first quarter of the Company’s 2009 fiscal year, the Company’s new wholly owned subsidiary, Park Aerospace Structures Corp., acquired substantially all the assets and business of Nova Composites, Inc., a designer and manufacturer of aircraft composite structures and components and the tooling for such structures and components, located in Lynnwood, Washington, for a cash purchase price of $4.5 million paid at the closing of the acquisition and up to an additional $5.5 million payable over five years depending on the achievement of specified earn-out objectives.

In addition, the Company is continuing the construction of a new development and manufacturing facility in Newton, Kansas to produce advanced composite materials principally for the general aviation aircraft segment of the aerospace industry. The Company expects to complete construction of the facility in the 2009 fiscal year second quarter and expects to complete equipment installation in the 2009 fiscal year fourth quarter. As previously reported, the Company plans to spend approximately $15 million on the facility and equipment in Kansas.

The Company is also exploring the possibility of establishing a manufacturing plant in Mexico to produce the Company’s NovaTM aircraft structures and components product line. The proposed Mexico plant would be intended to complement the Park Aerospace Structures Corp. plant in Lynnwood, Washington.

Three Months Ended June 1, 2008 Compared with Three Months Ended May 27, 2007:

The Company’s total net sales and its net sales of both its printed circuit materials products and its advanced composite materials products increased during the three-month period ended June 1, 2008 compared to the three-month period ended May 27, 2007. Sales of the Company’s advanced composite materials, structures and components products were 11% of the Company’s total net sales worldwide in the 2009 fiscal year first quarter compared to 9% in the 2008 fiscal year first quarter. The increase in sales of advanced composite materials, structures and components was attributable to an increase in sales of advanced composite materials products and the addition of sales of the Company’s advanced composite structures and components products as a result of the Company’s acquisition of the structures and components business of Nova Composites in Lynnwood, Washington in the 2009 fiscal year first quarter.

The increased sales in the three months ended June 1, 2008 resulted in higher earnings from operations and higher net earnings compared to the three months ended May 27, 2007.

Results of Operations

Net sales for the three-month period ended June 1, 2008 increased 5% to $59.8 million from $57.1 million for last fiscal year’s comparable period. The increase in net sales was principally the result of higher sales of printed circuit materials products in North America, Europe and Asia and higher sales of advanced composite materials, structures and components. The higher sales of printed circuit materials were partially attributable to selling price increases intended to offset increases in the raw materials cost associated with such products. Sales volumes increased 6% in North America, 5% in Europe and 3% in Asia during the 2009 fiscal year first quarter compared to the first quarter in the prior year.

The Company’s foreign operations accounted for $28.7 million of net sales, or 48% of the Company’s total net sales worldwide, during the three-month period ended June 1, 2008 compared with $27.8 million of sales, or 49% of total net sales worldwide, during last fiscal year’s comparable period. Net sales by the Company’s foreign operations during the 2009 fiscal year first quarter increased by 3% from the 2008 fiscal year comparable period as the result of higher sales in Asia and Europe.

For the three-month period ended June 1, 2008, the Company’s sales in North America, Asia and Europe were 52%, 37% and 11%, respectively, of the Company’s total net sales worldwide compared with 51%, 37% and 12%, respectively, for the three-month period ended May 27, 2007.

The overall gross profit as a percentage of net sales for the Company’s worldwide operations declined to 24.4% during the three-month period ended June 1, 2008 compared with 24.7% for last fiscal year’s comparable period. The decrease in the gross profit margin was attributable principally to increases in the costs of utilities, raw materials and freight-in during the three-month period ended June 1, 2008, which were only partially offset by higher percentages of sales of higher margin, high performance printed circuit materials products and selling price increases intended to offset the impact of higher raw materials costs.

During both the three-month periods ended June 1, 2008 and May 27, 2007, the Company’s total net sales worldwide of high temperature printed circuit materials, which include high performance materials (non-FR4 printed circuit materials), were 99% of the Company’s total net sales worldwide of printed circuit materials.

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

During the three-month period ended June 1, 2008, the Company’s total net sales worldwide of high performance printed circuit materials (non-FR4 printed circuit materials) were 60% of the Company’s total net sales worldwide of printed circuit materials, compared to 50% for last fiscal year’s comparable period.

Selling, general and administrative expenses decreased by $0.2 million, or by 4%, during the three months ended June 1, 2008 compared with last fiscal year’s comparable period, and these expenses, measured as a percentage of sales, were 10.6% during the three months ended June 1, 2008 compared with 11.5% during last fiscal year’s comparable period.

For the reasons set forth above, the Company’s earnings from operations were $8.2 million for the three months ended June 1, 2008, compared to earnings from operations of $7.5 million for the three months ended May 27, 2007.

Interest and other income, principally investment income, was $1.7 million for the three-month period ended June 1, 2008 compared with $2.3 million for last fiscal year’s comparable period. The decrease in investment income was attributable to lower prevailing interest rates during the 2009 fiscal year first quarter than during the 2008 fiscal year first quarter. The Company’s investments were primarily short-term instruments and money market funds.

The Company’s effective income tax rate for the three-month period ended June 1, 2008 was 23.8%, compared to 24.7% for last fiscal year’s comparable period. The lower tax provision for the 2009 fiscal year first quarter was attributable principally to higher taxable income in jurisdictions with lower effective income tax rates.

The Company’s net earnings for the three months ended June 1, 2008 were $7.6 million, compared to net earnings of $7.4 million for the three months ended May 27, 2007.

Basic and diluted earnings per share were $0.37 for both the three-month period ended June 1, 2008 the three-month period ended May 27, 2007.

Liquidity and Capital Resources:

At June 1, 2008, the Company’s cash and temporary investments were $214.3 million compared with $214.0 million at March 2, 2008, the end of the Company’s 2008 fiscal year. The Company’s working capital (which includes cash and temporary investments) was $239.9 million at June 1, 2008 compared with $239.1 million at March 2, 2008. The increase in working capital at June 1, 2008 compared with March 2, 2008 was due principally to the increase in cash and temporary investments and an increase in inventories slightly offset by decreases in accounts receivable and prepaid expenses and other current assets and an increase in accrued liabilities. Inventories were 9% higher at June 1, 2008 than at March 2, 2008 primarily as a result of higher raw materials. The Company’s current ratio (the ratio of current assets to current liabilities) was 8.4 to 1 at June 1, 2008 compared to 8.5 to 1 at March 2, 2008.

During the three months ended June 1, 2008, net earnings from the Company’s operations, before depreciation and amortization, of $9.5 million reduced by a net decrease in working capital items, resulted in $11.3 million of cash provided by operating activities. During the same three-month period, the Company expended $5.8 million for the purchase of property, plant and equipment, primarily for the Company’s new development and manufacturing facility in Newton, Kansas, compared with $1.8 million for the three-month period ended May 27, 2007, and paid $1.6 million and $1.6 million, respectively, in dividends on its common stock in such three-month periods. Net expenditures for property, plant and equipment were $4.4 million in the 2008 fiscal year and $3.9 million in the 2007 fiscal year.

At June 1, 2008 and at May 27, 2007, the Company had no long-term debt.

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

The Company’s contractual obligations and other commercial commitments to make future payments under contracts, such as lease agreements, consist only of operating lease commitments and commitments to purchase plant and equipment for the Company’s new development and manufacturing facility currently under construction in Newton, Kansas. The Company has no long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments or contingent commitments, other than two standby letters of credit in the total amount of $1.6 million to secure the Company’s obligations under its workers’ compensation insurance program and certain limited energy purchase contracts intended to protect the Company from increased utilities costs.

As of June 1, 2008, there were no material changes outside the ordinary course of the Company’s business in the Company’s contractual obligations disclosed in Item 7 of Part II of its Form 10-K Annual Report for the fiscal year ended March 2, 2008.

Off-Balance Sheet Arrangements:

The Company’s liquidity is not dependent on the use of, and the Company is not engaged in, any off-balance sheet financing arrangements, such as securitization of receivables or obtaining access to assets through special purpose entities.

Environmental Matters:

In the three-month periods ended June 1, 2008 and May 27, 2007, the Company charged less than $0.01 million against pretax income for environmental remedial response and voluntary cleanup costs (including legal fees). While annual expenditures have generally been constant from year to year and may increase over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At June 1, 2008 and March 2, 2008, the amount recorded in liabilities from discontinued operations for environmental matters related to Dielektra was $2.1 million and the amounts recorded in accrued liabilities for other environmental matters were $1.0 million and $1.6 million, respectively. Management does not expect that environmental matters will have a material adverse effect on the liquidity, capital resources, business, consolidated results of operations or consolidated financial position of the Company.

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

Sales Allowances

The Company provides for the estimated costs of sales allowances at the time such costs can be reasonably estimated. The Company’s products are made to customer specifications and tested for adherence to such specifications before shipment to customers. There are no future performance requirements other than the products’ meeting the agreed specifications. The Company’s bases for providing sales allowances for returns are known situations in which products may have failed due to manufacturing defects in the products supplied by the Company. The Company is focused on manufacturing the highest quality printed circuit materials and advanced composite materials, structures and components possible and employs stringent manufacturing process controls and works with raw material suppliers who have dedicated themselves to complying with the Company’s specifications and technical requirements. The amounts of returns and allowances resulting from defective or damaged products have been approximately 1.0% of sales for each of the Company’s last three fiscal years.

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

Restructurings

The Company recorded a one-time charge of $1.4 million in the fourth quarter of the fiscal year ended March 2, 2008 in connection with a restructuring and workforce reduction at its Neltec Europe SAS electronic materials business unit in France and a charge of $889 in connection with a workforce reduction at such business unit during the 2006 fiscal year. Such restructuring and workforce reductions are described in Note 5 of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this Report.

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

Pension and Other Employee Benefit Programs

Dielektra GmbH had significant pension costs that were developed from actuarial valuations. Inherent in these valuations were key assumptions including discount rates and wage inflation rates. The pension liability of Dielektra has been included in liabilities from discontinued operations on the Company’s balance sheet.

The Company’s obligations for workers’ compensation claims are effectively self-insured, although the Company maintains individual and aggregate stop-loss insurance coverage for such claims. The Company accrues its workers’ compensation liability based on estimates of the total exposure of known claims using historical experience and projected loss development factors less amounts previously paid.

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

Factors That May Affect Future Results.

Certain portions of this Report which do not relate to historical financial information may be deemed to constitute forward-looking statements that are subject to various factors which could cause actual results to differ materially from Park’s expectations or from results which might be projected, forecast, estimated or budgeted by the Company in forward-looking statements. Such factors include, but are not limited to, general conditions in the electronics and aerospace industries, the Company’s competitive position, the status of the Company’s relationships with its customers, economic conditions in international markets, the cost and availability of raw materials and utilities, and the various factors set forth in Item 1A “Risk Factors” and under the caption “Factors That May Affect Future Results” after Item 7 of Park’s Annual Report on Form 10-K for the fiscal year ended March 2, 2008.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

The Company’s market risk exposure at June 1, 2008 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended March 2, 2008.

Item 4.	Controls and Procedures.

(a)	Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Vice President and Controller (the person currently performing the functions similar to those performed by a principal financial officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 1, 2008, the end of the quarterly fiscal period covered by this quarterly report. Based on such evaluation, the Company’s Chief Executive Officer and Vice President and Controller have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Vice President and Controller, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes from the risk factors as previously disclosed in the Company’s Form 10-K Annual Report for the fiscal year ended March 2, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to shares of the Company’s Common Stock acquired by the Company during each month included in the Company’s 2009 fiscal year first quarter ended June 1, 2008.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

March 3-April 1	0	–	0

April 3-May 1	0	–	0

May 3-June 1	0	–	0

Total	0	–	0	2,000,000(a)

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

Park Electrochemical Corp.

(Registrant)

/s/ Brian E. Shore
Date: July 2, 2008
Brian E. Shore
President and Chief Executive Officer (principal executive officer)

/s/ P. Matthew Farabaugh
Date: July 2, 2008
P. Matthew Farabaugh
Vice President and Controller (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Name	Page

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)	28

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)	30

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	33