Form 10-Q
period 2008-08-31
PARK ELECTROCHEMICAL CORP
filed 2008-10-09
CIK 76267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,470,454 as of October 7, 2008.

PART I. FINANCIAL INFORMATION PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Amounts in thousands)

	August 31,
	2008	March 2,
	(Unaudited)	2008*

ASSETS
Current assets:
Cash and cash equivalents	$54,213	$100,159
Marketable securities	161,548	113,819
Accounts receivable, net	34,403	37,466
Inventories (Note 2)	15,455	14,049
Prepaid expenses and other current assets	5,960	5,546

Total current assets	271,579	271,039
Property, plant and equipment, net	50,611	47,188
Other assets	12,856	9,180

Total assets	$335,046	$327,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,489	$12,828
Accrued liabilities	12,139	13,314
Income taxes payable	3,546	5,837

Total current liabilities	29,174	31,979
Deferred income taxes	4,851	4,851
Restructuring accruals and other liabilities (Note 5)	4,036	4,224
Liabilities from discontinued operations (Note 4)	17,181	17,181

Total liabilities	55,242	58,235
Stockholders’ equity:
Common stock	2,047	2,037
Additional paid-in capital	146,421	143,267
Retained earnings	125,876	116,646
Treasury stock, at cost	(2)	(214)
Accumulated other comprehensive income	5,462	7,436

Total stockholders’ equity	279,804	269,172

Total liabilities and stockholders’ equity	$335,046	$327,407

* The balance sheet at March 2, 2008 has been derived from the audited financial statements at that date, except for certain reclassifications to conform to the August 31, 2008 balance sheet.

See accompanying Notes to the Condensed Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	13 weeks ended		26 weeks ended
	(Unaudited)		(Unaudited)

	August 31,	August 26,	August 31,	August 26,
	2008	2007	2008	2007

Net sales	$55,599	$60,541	$115,399	$117,618
Cost of sales	44,646	44,106	89,873	87,074

Gross profit	10,953	16,435	25,526	30,544
Selling, general and administrative expenses	6,170	6,651	12,504	13,223

Earnings from operations	4,783	9,784	13,022	17,321
Interest income and other income	1,692	2,463	3,364	4,774

Earnings from operations before income taxes	6,475	12,247	16,386	22,095
Income tax provision	1,538	3,087	3,892	5,524

Net earnings	$4,937	$9,160	$12,494	$16,571

Earnings per share (Note 6)
Basic	$0.24	$0.45	$0.61	$0.82
Diluted	$0.24	$0.45	$0.61	$0.82
Weighted average number of common and common equivalent shares outstanding:
Basic shares	20,458	20,325	20,412	20,265
Diluted shares	20,520	20,405	20,475	20,320
Dividends per share	$0.08	$1.58	$0.16	$1.66

See accompanying Notes to the Condensed Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	13 weeks ended		26 weeks ended
	(Unaudited)		(Unaudited)

	August 31,	August 26,	August 31,	August 26,
	2008	2007	2008	2007

Common stock and paid-in capital:

Balance, beginning of period	$147,614	$143,774	$145,304	$142,067
Stock-based compensation	303	330	655	680
Stock option activity	465	255	2,066	1,050
Tax benefit on exercise of options	86	40	443	602

Balance, end of period	148,468	144,399	148,468	144,399

Retained earnings:
Balance, beginning of period	122,575	124,756	116,646	118,961
Net earnings	4,937	9,160	12,494	16,571
Dividends	(1,636)	(32,124)	(3,264)	(33,740)

Balance, end of period	125,876	101,792	125,876	101,792

Treasury stock:
Balance, beginning of period	(5)	(526)	(214)	(1,625)
Stock option activity	3	204	212	1,303

Balance, end of period	(2)	(322)	(2)	(322)

Accumulated other comprehensive Income:
Balance, beginning of period	6,412	4,681	7,436	4,764
Net unrealized investment gains (losses)	(176)	31	(499)	62
Translation adjustments	(774)	222	(1,475)	108

Balance, end of period	5,462	4,934	5,462	4,934

Total stockholders’ equity	$279,804	$250,803	$279,804	$250,803

See accompanying Notes to the Condensed Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	26 Weeks Ended
	(Unaudited)

	August 31,	August 26,
	2008	2007

Cash flows from operating activities:
Net earnings	$12,494	$16,571
Depreciation and amortization	3,885	4,079
Stock-based compensation	655	680
Change in operating assets and liabilities	(18)	(350)

Net cash provided by operating activities	17,016	20,980

Cash flows from investing activities:
Purchases of property, plant and equipment, Net	(8,093)	(3,558)
Purchases of marketable securities	(130,074)	(60,976)
Proceeds from sales and maturities of marketable securities	80,946	54,169
Business acquisition	(4,726)	-

Net cash used in investing activities	(61,947)	(10,365)

Cash flows from financing activities:
Dividends paid	(3,264)	(33,740)
Proceeds from exercise of stock options	2,236	2,352
Tax benefits from stock-based compensation	443	603

Net cash used in financing activities	(585)	(30,785)

Change in cash and cash equivalents before exchange rate changes	(45,516)	(20,170)
Effect of exchange rate changes on cash and cash equivalents	(430)	(84)

Change in cash and cash equivalents	(45,946)	(20,254)
Cash and cash equivalents, beginning of period	100,159	119,051

Cash and cash equivalents, end of period	$54,213	$98,797

Supplemental cash flow information:
Cash paid during the period for income taxes	$5,060	$5,365

See accompanying Notes to the Condensed Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except per share amounts)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of August 31, 2008, the consolidated statements of operations and stockholders’ equity for the 13 weeks and 26 weeks ended August 31, 2008 and the condensed consolidated statements of cash flows for the 26 weeks then ended have been prepared by the Company, without audit. In the opinion of management, these unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at August 31, 2008 and the results of operations, stockholders’ equity and cash flows for all periods presented.

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

2.	INVENTORIES

Inventories consisted of the following:

	August 31,	March 2,
	2008	2008

Raw materials	$7,875	$5,923
Work-in-process	3,632	3,686
Finished goods	3,566	3,951
Manufacturing supplies	382	489

	$15,455	$14,049

3.	STOCK-BASED COMPENSATION

As of August 31, 2008, the Company had a 1992 Stock Option Plan and a 2002 Stock Option Plan, and no other stock-based compensation plan. Both Stock Option Plans have been approved by the Company’s stockholders and provide for the grant of stock options to directors and key employees of the Company. All options granted under such Plans have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant, which pursuant to the terms of the Plans, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted. Options granted under the Plans become exercisable 25% one year from the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant and expire 10 years from the date of grant. The authority to grant additional options under the 1992 Stock Option Plan expired on March 24, 2002, and options to purchase a total of 1,800,000 shares of common stock were authorized for grant under the 2002 Stock Option Plan. At August 31, 2008, 2,029,396 shares of common stock of the Company were reserved for issuance upon exercise of stock options under the 1992 Stock Option Plan and the 2002 Stock Option Plan and 1,047,206 options were available for future grant under the 2002 Stock Option Plan. Options to purchase 142,850 shares of common stock were granted during the 13 weeks and 26 weeks ended August 31, 2008. Options to purchase 164,150 shares of common stock were granted during the 13 weeks and 26 weeks ended August 26, 2007.

The Company records its stock-based compensation at fair value in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”).

The weighted average fair value for options was estimated at the date of grant using the Black-Scholes option-pricing model to be $7.78 for the first 26 weeks of fiscal year 2009, with the following assumptions: risk free interest rate of 4.00%; expected volatility factors of 27.5%-28.4%; expected dividend yield of 1.18%; and estimated option term of 4.7-5.6 years.

The risk free interest rate is based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the estimated term of the options at the date of the grant. Volatility is based on historical volatility of the Company’s common stock. The expected dividend yield is based on the regular cash dividends per share paid by the Company in the 2008 fiscal year and on the exercise price of the options granted during the 13 weeks and 26 weeks ended August 31, 2008. The estimated term of the options is based on evaluations of historical and expected future employee exercise behavior.

The future compensation expense affecting earnings from operations before income taxes for options outstanding at August 31, 2008 will be $3,192 as a result of the adoption of SFAS 123R.

The following is a summary of options for the 26 weeks ended August 31, 2008.

			Weighted
			Average
		Weighted	Remaining
		Average	Contract	Aggregated
		Exercise	Life in	Intrinsic
	Options	Price	Months	Value

Outstanding at March 2, 2008	1,040,739	$23.50	66.63	$2,890
Granted	142,850	27.10	-	-
Exercised	(123,587)	18.07	-	-
Terminated or expired	(77,812)	26.71	-	-

Outstanding at August 31, 2008	982,190	$24.46	72.26	$3,501
Exercisable at August 31, 2008	642,699	$22.81	53.10	$3,346

The total intrinsic value of options exercised during the 13 weeks ended August 31, 2008 and August 26, 2007 was $155 and $220, respectively. The total intrinsic value of options exercised during the 26 weeks ended August 31, 2008 and August 26, 2007 was $1,259 and $1,779, respectively.

A summary of the status of the Company’s nonvested options at August 31, 2008, and changes during the 13 week-period then ended, is presented below:

		Weighted Average
	Shares Subject	Grant Date Fair
	to Options	Value

Nonvested, beginning of period	308,847	$9.90

Granted	142,850	7.78
Vested	(110,818)	9.58
Terminated	(1,388)	10.24

Nonvested, end of period	339,491	$9.12

4.	DISCONTINUED OPERATIONS AND PENSION LIABILITY

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

Liabilities for discontinued operations as of August 31, 2008 and March 2, 2008 consisted of the following:

	August 31,	March 2,
	2008	2008

Environmental and other liabilities	$5,087	$5,087
Pension liabilities	12,094	12,094

Total liabilities	$17,181	$17,181

5.	RESTRUCTURING AND SEVERANCE CHARGES

In the 2008 fiscal year fourth quarter, the Company recorded a charge of $1,362 for employment termination benefits and other expenses resulting from a restructuring and workforce reduction at the Company’s Neltec Europe SAS electronic materials business unit located in Mirebeau, France. The remaining balance of this liability as of August 31, 2008 was approximately $145. In addition, in the 2009 fiscal year third quarter, the Company announced that its Neltec Europe SAS and Neltec SA business units were proposing to restructure their operations. Such restructuring is described in Note 10 of the Notes to Condensed Consolidated Financial Statements below.

During the 2004 fiscal year, the Company recorded charges related to the realignment of its North America volume printed circuit materials operations. The charges were for employment termination benefits of $1,258, which were fully paid in fiscal year 2004, and lease and other obligations of $7,292. All costs other than the lease obligations were settled prior to fiscal year 2007. The future lease obligations are payable through September 2013. The remaining balances on the lease obligations relating to the realignment were $3,489 and $3,706 as of August 31, 2008 and March 2, 2008, respectively. For the 13 weeks and 26 weeks ended August 31, 2008, the Company applied $109 and $217, respectively, of lease payments against the liability.

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

The following table sets forth the calculation of basic and diluted earnings per share for the 13 weeks and 26 weeks ended August 31, 2008 and August 26, 2007.

	13 weeks ended		26 weeks ended

	August 31,	August 26,	August 31,	August 26,
	2008	2007	2008	2007

Net Earnings	$4,937	$9,160	$12,494	$16,571

Weighted average common shares outstanding for basic EPS	20,458	20,325	20,412	20,265

Net effect of dilutive options	62	80	63	55

Weighted average shares outstanding for diluted EPS	20,520	20,405	20,475	20,320

Basic earnings per share	$0.24	$0.45	$0.61	$0.82
Diluted earnings per share	$0.24	$0.45	$0.61	$0.82

Common stock equivalents, which were not included in the computation of diluted earnings per share because the effect would have been antidilutive as the options’ exercise prices were greater than the average market price of the common stock, were 30 and 2 for the 13 weeks ended August 31, 2008 and August 26, 2007, respectively, and 28 and 4 for the 26 weeks ended August 31, 2008 and August 26, 2007, respectively.

7.	GEOGRAPHIC REGIONS

The Company’s printed circuit materials (the Nelco® product line), the Company’s advanced composite materials (the Nelcote® product line) and the Company’s advanced aerospace structures and components (the NovaTM product line) are sold to customers in North America, Europe and Asia.

Sales are attributed to geographic region based upon the region from which the materials were invoiced to the customer. Sales between geographic regions were not significant.

Financial information concerning the Company’s operations by geographic region follows:

	13 weeks ended		26 weeks ended

	August 31,	August 26,	August 31,	August 26,
	2008	2007	2008	2007

Sales:
North America	$28,568	$31,035	$59,677	$60,321
Europe	5,829	6,349	12,705	12,874
Asia	21,202	23,157	43,017	44,423

Total sales	$55,599	$60,541	$115,399	$117,618

		August 31,	March 2,
		2008	2008

Long-lived assets:
North America		33,200	$25,069
Europe		4,628	4,552
Asia		25,639	26,747

Total long-lived assets		$63,467	$56,368

8.	CONTINGENCIES

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

The total costs incurred by the Company and its subsidiaries in connection with these sites, including legal fees incurred by the Company and its subsidiaries and their assessed share of remediation costs and excluding amounts paid or reimbursed by insurance carriers, were approximately $110 in the 13 weeks and 26 weeks ended August 31, 2008 and approximately $1 in the 13 weeks and 26 weeks ended August 26, 2007, respectively. The recorded liabilities included in accrued liabilities for environmental matters were $839 at August 31, 2008 and $1,577 at March 2, 2008. As discussed in Note 4, liabilities from discontinued operations have been segregated on the Consolidated Balance Sheets and include $2,121 for environmental matters related to Dielektra.

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

9.	ACQUISITION

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

The acquisition was accounted for under the purchase method and, accordingly, acquired assets and liabilities are recorded at their fair values. The amount paid at closing was approximately $4.5 million. On a preliminary basis, the total purchase price has been determined as follows:

Cash paid at closing	$4,500
Professional fees and other costs	226

Total purchase price	$4,726

On a preliminary basis, the purchase price has been allocated based on management’s estimate of the fair value of the assets acquired and liabilities assumed as follows:

Preliminary Purchase Price Allocation
Current assets	$232
Long term assets	26
Property, plant and equipment	390
Current liabilities	84
Goodwill	4,162

Goodwill recorded in the acquisition is included in other assets in the Consolidated Balance Sheets. The acquisition of the assets of Nova Composites was not material to the Company. Accordingly, pro forma results of operations for the 13 weeks and 26 weeks ended August 31, 2008 have not been presented.

10.	PROPOSED RESTRUCTURING

In the 2009 fiscal year third quarter, the Company announced that its Neltec Europe SAS and Neltec SA business units were proposing to restructure their operations and that, as a major component of such restructuring, Neltec Europe SAS, the Company’s digital electronic materials business unit located in Mirebeau, France, was proposing to close completely its operations and had commenced an information and consultation process with its employees regarding the proposed closure in accordance with French law. Although the Company intends to continue fully the operations of its Neltec SA RF/microwave electronic materials business unit located in Lannemezan, France, the proposed restructuring includes a reorganization of certain of the activities of Neltec SA. Neltec Europe SAS proposed to close fully its operations in response to the very serious erosion of the markets for digital electronic materials in Europe and the migration of such markets to Asia. The market for such products in Europe has eroded to the point where the Company believes is not possible for the Neltec Europe SAS business to be viable. If the proposed restructuring is implemented, the Company would expect to record a one-time pre-tax charge of approximately $4 million to $6 million in the third or fourth quarter of the Company’s current fiscal year ending March 1, 2009 in connection with this matter. If the proposed closure of Neltec Europe SAS is implemented, the Neltec Europe SAS business would have no further impact on the consolidated financial condition or results of operations of the Company and would be treated as a discontinued operation. The Company is evaluating the fair value of the fixed assets at Neltec Europe SAS as a result of the proposed closure of the operations of such business unit, but the Company believes that a write-down, if any, of such assets would not be material to the consolidated financial position or results of operations of the Company.

11.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R (revised 2007), which replaces Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141R”). SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. This fair value approach replaces the original Statement 141’s cost allocation process, whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under Statement of Financial Accounting Standards No. 141. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 141R will impact how the Company records future business combinations.

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

The Company’s net sales decreased in both the three-month period and six-month period ended August 31, 2008 compared with last year’s comparable periods as a result of decreases in sales of the Company’s printed circuit materials products in North America, Europe and Asia. Such decreases in sales of printed circuit materials products were only partially offset by increases in sales of the Company’s advanced composite materials products and the addition of sales of the Company’s advanced composite structures and components products as a result of the Company’s acquisition of the aircraft composite structures and components business of Nova Composites in Lynnwood, Washington in the 2009 fiscal year first quarter.

The decreases in sales of printed circuit materials products, combined with substantial losses at the Company’s Neltec Europe SAS digital electronic materials business unit in Mirebeau, France, the impact of currency translation on costs incurred in Singapore dollars and significant increases in raw material and utility costs, resulted in lower gross profits, lower earnings from operations and lower net earnings in the three-month and six-month periods ended August 31, 2008 compared to the three-month and six-month periods ended August 26, 2007. The declines in the Company’s operating and earnings performances during the three-month and six-month periods ended August 31, 2008 compared to the three-month and six-month periods ended August 26, 2007 were partially ameliorated by higher percentages of sales of higher margin, high performance printed circuit materials products during the 2009 fiscal year periods.

The markets in North America and Europe for the Company’s printed circuit materials products continued to be weak in the 2009 fiscal year first and second quarters. The markets for the Company’s advanced composite materials products continued to be relatively strong during the 2009 fiscal year first and second quarters, and, as a result of such strength and the Company’s marketing and sales efforts, sales of the Company’s advanced composite materials products increased in the three-months and six-months ended August 31, 2008 compared to the comparable periods in the prior fiscal year.

The global markets for the Company’s printed circuit materials products continue to be very difficult to forecast, and it is not clear to the Company what the condition of the global markets for the Company’s printed circuit materials products will be in the 2009 fiscal year third quarter. Although the markets for the Company’s advanced composite materials and structures product lines are currently relatively strong, the Company is not able to predict the impact the current global financial and credit crisis will have on those markets in the 2009 fiscal year third quarter or beyond.

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

In addition, the Company has substantially completed the construction of a new development and manufacturing facility in Newton, Kansas to produce advanced composite materials principally for the general aviation aircraft segment of the aerospace industry. The Company expects to complete equipment installation for such facility in the 2009 fiscal year fourth quarter. As previously reported, the Company plans to spend approximately $15 million on the facility and equipment in Kansas.

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

In the 2008 fiscal year fourth quarter, the Company’s Neltec Europe SAS digital electronic materials business unit located in Mirebeau, France completed a restructuring of its operations and a reduction of its workforce in response to the continuing erosion of the markets for electronic materials in Europe and the continuing migration of such markets to Asia, and the Company recorded a one-time charge of approximately $1.4 million in such quarter for employment termination benefits and other expenses resulting from such restructuring and workforce reduction. In addition, in the 2006 fiscal year first and second quarters, the Company reduced the size of the workforce at its Neltec Europe SAS business unit as a result of deterioration of the European market for high-technology printed circuit materials, and it recorded an employment termination benefits charge of $0.9 million during the 2006 fiscal year.

Despite the restructurings implemented in the 2006 and 2008 fiscal years, Neltec Europe continued to generate significant operating losses and such losses increased dramatically in the second quarter of the 2009 fiscal year. Consequently, in the 2009 fiscal year third quarter, the Company announced that its Neltec Europe SAS and Neltec SA business units were proposing to restructure their operations and that, as a major component of such restructuring, Neltec Europe SAS was proposing to close completely its operations and had commenced an information and consultation process with its employees regarding the proposed closure in accordance with French law. Although the Company intends to continue fully the operations of its Neltec SA RF/microwave electronic materials business unit located in Lannemezan, France, the proposed restructuring includes a reorganization of certain of the activities of Neltec SA. Neltec Europe SAS proposed to close fully its operations in response to the very serious erosion of the markets for digital electronic materials in Europe and the migration of such markets to Asia. The market for such products in Europe has eroded to the point where the Company believes is not possible for the Neltec Europe SAS business to be viable. If the proposed restructuring is implemented, the Company would expect to record a one-time pre-tax charge of approximately $4 million to $6 million in the third or fourth quarter of the Company’s current fiscal year ending March 1, 2009 in connection with this matter. If the proposed closure of Neltec Europe SAS is implemented, the Neltec Europe SAS business would have no further impact on the consolidated financial position or results of operations of the Company and would be treated as a discontinued operation.

Three and Six Months Ended August 31, 2008 Compared with Three and Six Months Ended August 26, 2007:

The Company’s total net sales and its net sales of printed circuit materials products decreased during the three-month and six-month periods ended August 31, 2008 compared to the three-month and six-month periods ended August 26, 2007 as a result of declines in such sales in North America, Europe and Asia. Net sales of the Company’s advanced composite materials, structures and components products were 12% and 11% of the Company’s total net sales worldwide in the three-month and six-month periods, respectively, ended August 31, 2008 compared to 9% of the Company’s total net sales worldwide in each of the 2008 fiscal year comparable periods. The increases in sales of advanced composite materials, structures and components was attributable to an increase in sales of advanced composite materials products and the addition of sales of the Company’s advanced composite structures and components products as a result of the Company’s acquisition of the structures and components business of Nova Composites in Lynnwood, Washington in the 2009 fiscal year first quarter.

The Company’s gross profits in the three months and six months ended August 31, 2008 were lower than its gross profits in the prior year’s comparable periods primarily as a result of lower sales volumes of printed circuit materials products, substantial losses at the Company’s Neltec Europe SAS digital electronic materials business unit in Mirebeau, France, the impact of currency translation on costs incurred in Singapore dollars and significant increases in raw material and utility costs, which were only partially offset by higher percentages of sales of higher margin, high performance printed circuit materials products in the 2009 fiscal year periods.

The decreased sales of printed circuit materials products and the lower gross profit margins in the three months and six months ended August 31, 2008 resulted in lower earnings from operations and lower net earnings compared to the 2008 fiscal year comparable periods.

Results of Operations

The Company’s total net sales for the three-month period ended August 31, 2008 decreased 8% to $55.6 million from $60.5 million for last fiscal year’s comparable period. Sales volumes decreased 8% in Asia, 8% in North America and 8% in Europe during the 2009 fiscal year second quarter compared to the sales for the comparable period in the prior year. The Company’s total net sales for the six-month period ended August 31, 2008 decreased 2% to

$115.4 million from $117.6 million for last fiscal year’s comparable period. Sales volumes declined 3% in Asia, 1% in North America and 1% in Europe during the six-months ended August 31, 2008 compared to the sales for the six-months ended August 26, 2007. The decreases in net sales were the result of lower unit volumes of printed circuit materials products shipped by the Company’s operations in North America, Europe and Asia.

The Company’s foreign operations accounted for $27.0 million and $55.7 million, respectively, of net sales, or 49% and 48%, respectively, of the Company’s total net sales worldwide, during the three-month and six-month periods ended August 31, 2008, compared with $29.5 million and $57.3 million, respectively, of net sales, or 49% of total net sales worldwide, during last year’s comparable periods. Net sales by the Company’s foreign operations during the three-month and six-month periods ended August 31, 2008 decreased 8% and 3%, respectively, from the 2008 fiscal year comparable periods, as a result of decreases in sales in Asia and Europe in both periods.

For the three-month period ended August 31, 2008, the Company’s sales in North America, Asia and Europe were 51%, 38% and 11%, respectively, of the Company’s total net sales worldwide compared with 51%, 38% and 11%, respectively, for the three-month period ended August 26, 2007; and for the six-month period ended August 31, 2008, the Company’s sales in North America, Asia and Europe were 52%, 37% and 11% of the Company’s total net sales worldwide compared with 51%, 38% and 11%, respectively, for the six-month period ended August 26, 2007. The Company’s sales in North America decreased 8%, its sales in Asia decreased 8% and its sales in Europe decreased 8% in the three-month period ended August 31, 2008 compared with the three-month period ended August 26, 2007, and its sales in North America decreased 1%, its sales in Asia decreased 3% and its sales in Europe decreased 1% in the six-month period ended August 31, 2008 compared with the six-month period ended August 26, 2007.

The overall gross profit as a percentage of net sales for the Company’s worldwide operations declined to 19.7% and 22.1%, respectively, for the three months and six months ended August 31, 2008 compared with 27.1% and 26.0% for last fiscal year’s comparable periods. The decreases in the gross profit were attributable mainly to lower sales volumes of printed circuit materials products, substantial losses at the Company’s Neltec Europe SAS digital electronic materials business unit in Mirebeau, France, the impact of currency translation on costs incurred in Singapore dollars and significant increases in raw material and utility costs, which were only partially offset by higher percentages of sales of higher margin, high performance printed circuit materials products in the 2009 fiscal year periods.

During both the three-month and six-month periods ended August 31, 2008 and August 26, 2007, the Company’s total net sales worldwide of high temperature printed circuit materials, which include high performance materials (non-FR4 printed circuit materials), were 99% of the Company’s total net sales worldwide of printed circuit materials.

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

During the three-month and six-month periods ended August 31, 2008, the Company’s total net sales worldwide of high performance printed circuit materials (non-FR4 printed circuit materials) were 57% and 58%, respectively, of the Company’s total net sales worldwide of printed circuit materials, compared with 52% and 51% for last fiscal year’s comparable periods.

The Company’s cost of sales as a percentage of net sales increased to 80.3% in the three-month period ended August 31, 2008 from 72.9% in the three-month period ended August 26, 2007 and to 77.9% in the six-month period ended August 31, 2008 from 74.0% in the six-month period ended August 26, 2007 resulting in gross profit margin declines, which were attributable to lower sales volumes, the impact of currency translation on costs incurred in Singapore dollars and significant increases in raw material and utility costs partially offset by higher percentages of sales of higher margin, high performance printed circuit materials products.

Selling, general and administrative expenses decreased by $0.5 million and $0.7 million or by 7% and 5%, respectively, during the three-month period and six-month period, respectively, ended August 31, 2008 compared with last fiscal year’s comparable periods. These expenses, measured as percentages of sales, were 11.1% and 10.8%, respectively, during the three-month and six-month periods ended August 31, 2008 compared with 11.0% and 11.2%, respectively, during the last fiscal year’s comparable periods. Stock option expenses were $0.3 million and $0.7 million, respectively, for both the three-month and six-month periods ended August 31, 2008 and August 26, 2007.

For the reasons set forth above, the Company’s earnings from operations were $4.8 million for the three months ended August 31, 2008 compared to $9.8 million for the three months ended August 26, 2007 and its earnings from operations were $13.0 million for the six months ended August 31, 2008 compared to $17.3 million for the six months ended August 26, 2007.

Interest and other income, net, principally investment income, was $1.7 million and $3.4 million, respectively, for the three-month and six-month periods ended August 31, 2008 compared with $2.5 million and $4.8 million, respectively, for last fiscal year’s comparable periods. The decreases in investment income were attributable principally to lower prevailing interest rates, partially offset by higher levels of cash available for investment, during the 2009 fiscal year first and second quarters than during the 2008 fiscal year first and second quarters. The Company’s investments were primarily in short-term instruments and money market funds.

The Company’s effective income tax rates for both the three-month and six-month periods ended August 31, 2008 were 23.8% compared to effective income tax rates for the three-month and six-month periods ended August 26, 2007 of 29.6% and 27.4%, respectively, before recognition of tax benefits of $0.5 million relating to reserves previously established in a foreign jurisdiction where the Company no longer operates. The lower tax provisions for the three-month and six-month periods ended August 31, 2008 were primarily the results of lower taxable income in jurisdictions with higher income tax rates.

The Company’s effective income tax rates for the three-month and six-month periods ended August 26, 2007 after adjusting for the recognition of tax benefits in a foreign jurisdiction where the Company no longer operates were 25.2% and 25.0%, respectively.

The Company’s net earnings for the three months ended August 31, 2008 were $4.9 million compared to net earnings of $9.2 million for the three months ended August 26, 2007, and the Company’s net earnings for the six months ended August 31, 2008 were $12.5 million compared to net earnings of $16.6 million for the six-months ended August 26, 2007.

Basic and diluted earnings per share were $0.24 and $0.61 for the three months and six months, respectively, ended August 31, 2008 compared with basic and diluted earnings per share of $0.45 and $0.82 for the three-months and six-months, respectively, ended August 26, 2007.

Liquidity and Capital Resources:

At August 31, 2008, the Company’s cash and temporary investments (consisting of cash and cash equivalents and marketable securities) were $215.8 million compared with $214.0 million at March 2, 2008, the end of the Company’s 2008 fiscal year. The Company’s working capital (which includes cash and temporary investments) was $242.4 million at August 31, 2008 compared with $239.1 million at March 2, 2008. The increase in working capital at August 31, 2008 compared with March 2, 2008 was due principally to the increase in cash and temporary investments, the increases in inventories and prepaid expenses and other assets and the decreases in accrued liabilities and income taxes payable only partially offset by the decrease in accounts receivable. Inventories increased by 10% at August 31, 2008 compared to March 2, 2008 primarily as a result of significant increases in raw material costs. Income taxes payable decreased 39% at August 31, 2008 compared to March 2, 2008 primarily as a result of tax payments made during the three-month period. The Company’s current ratio (the ratio of current assets to current liabilities) was 9.3 to 1 at August 31, 2008 compared to 8.5 to 1 at March 2, 2008.

During the six months ended August 31, 2008, net earnings from the Company’s operations, before depreciation and amortization, of $16.4 million increased by a net decrease in working capital items, resulted in $17.0 million of cash provided by operating activities. During the same six-month period, the Company expended a net amount of $8.1 million for the purchase of property, plant and equipment, primarily for the Company’s new development and manufacturing facility in Newton, Kansas, and expended a total of $4.7 million for the acquisition of substantially all the assets and business of Nova Composites, Inc., compared with a net amount of $3.6 million for the six-month period ended August 26, 2007. In addition, the Company paid $3.3 million in dividends on its common stock in the six-month period ended August 31, 2008 compared to $33.7 million in the six-month period ended August 26, 2007 as a result of the Company’s declaration of a special cash dividend of $1.50 per share payable August 22, 2007 and totaling $30.5 million. Net expenditures for property, plant and equipment were $4.4 million in the 2008 fiscal year and $3.9 million in the 2007 fiscal year.

At August 31, 2008 and at August 26, 2007, the Company had no long-term debt.

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

The Company’s contractual obligations and other commercial commitments to make future payments under contracts, such as lease agreements, consist only of operating lease commitments and commitments to purchase plant and equipment for the Company’s new development and manufacturing facility currently under construction in Newton, Kansas. The Company has no long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments or contingent commitments, other than two standby letters of credit in the total amount of $1.6 million to secure the Company’s obligations under its workers’ compensation insurance program.

As of August 31, 2008, there were no material changes outside the ordinary course of the Company’s business in the Company’s contractual obligations disclosed in Item 7 of Part II of its Form 10-K Annual Report for the fiscal year ended March 2, 2008.

Off-Balance Sheet Arrangements:

The Company’s liquidity is not dependent on the use of, and the Company is not engaged in, any off-balance sheet financing arrangements, such as securitization of receivables or obtaining access to assets through special purpose entities.

Environmental Matters:

In the six-month period ended August 31, 2008, the Company charged approximately $0.11 million and in the six-month period ended August 26, 2007, the Company charged approximately $0.01 million against pretax income for environmental remedial response and voluntary cleanup costs (including legal fees). While annual expenditures have generally been constant from year to year and may increase over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At August 31, 2008 and March 2, 2008, the amount recorded in liabilities from discontinued operations for environmental matters related to Dielektra was $2.1 million and the amounts recorded in accrued liabilities for other environmental matters were $.8 million and $1.6 million, respectively. Management does not expect that environmental matters will have a material adverse effect on the liquidity, capital resources, business, consolidated results of operations or consolidated financial position of the Company.

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

Revenue Recognition

Sales revenue is recognized at the time title to product is transferred to a customer. All material sales transactions are for the shipment of manufactured prepreg and laminate products and advanced composite materials, structures and components. The Company ships its products to customers based upon firm orders, with fixed selling prices, when collection is reasonably assured.

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

Valuation of Long-lived Assets

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Important factors that could trigger an impairment review include, but are not limited to, significant negative industry or economic trends and significant changes in the use of the Company’s assets or strategy of the overall business. The Company is evaluating the fair value of the fixed assets at its Neltec Europe SAS business unit in Mirebeau, France as a result of the proposed closure of the operations of such business unit, but the Company believes that a write-down, if any, of such assets would not be material to the consolidated financial position or results of operations of the Company.

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

Restructurings

In the 2009 fiscal year third quarter, the Company announced that it would expect to record a one-time charge of approximately $4 million to $6 million in the third or fourth quarter of the Company’s current fiscal year ending March 1, 2009 if the proposed restructuring at its Neltec Europe SAS and Neltec SA business units in France are implemented. Such proposed restructuring is described in Note 10 of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this Report. In addition, the Company recorded a one-time charge of $1.4 million in the fourth quarter of the fiscal year ended March 2, 2008 in connection with a restructuring and workforce reduction at its Neltec Europe SAS electronic materials business unit in France and a charge of $889 in connection with a workforce reduction at such business unit during the 2006 fiscal year. Such restructuring and workforce reductions are described in Note 5 of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this Report.

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

Factors That May Affect Future Results.

Certain portions of this Report which do not relate to historical financial information may be deemed to constitute forward-looking statements that are subject to various factors which could cause actual results to differ materially from Park’s expectations or from results which might be projected, forecast, estimated or budgeted by the Company in forward-looking statements. Such factors include, but are not limited to, general conditions in the electronics and aerospace industries, the Company’s competitive position, the status of the Company’s relationships with its customers, economic conditions in international markets, the cost and availability of raw materials, transportation and utilities, and the various factors set forth in Item 1A “Risk Factors” and under the caption “Factors That May Affect Future Results” after Item 7 of Park’s Annual Report on Form 10-K for the fiscal year ended March 2, 2008.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk.

Company’s market risk exposure at August 31, 2008 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended March 2, 2008.

Item 4.    Controls and Procedures.

(a)      Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Vice President and Controller (the person currently performing the functions similar to those performed by a principal financial officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of August 31, 2008, the end of the quarterly fiscal period covered by this quarterly report. Based on such evaluation, the Company’s Chief Executive Officer and Vice President and Controller have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Vice President and Controller, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2002, the shareholders of the Company approved the Company’s 2002 Stock Option Plan which authorized the grant of options to key employees and directors of the Company to purchase up to 900,000 shares of the Company’s Common Stock, and in July 2008 the shareholders approved an amendment to the 2002 Stock Option Plan to increase the aggregate number of shares of Common Stock of the Company authorized for issuance under such Plan by 900,000 shares. In preparing to file a registration statement on Form S-8 under the Securities Act of 1933, as amended, for such additional 900,000 shares, the Company discovered that it had inadvertently failed to file a Form S-8 registration statement relating to the original 900,000 shares of Common Stock authorized for issuance under such Plan in 2002. Consequently, the Company may be deemed to have inadvertently failed to register a total of 893,275 shares issuable upon the exercise of options granted under the 2002 Stock Option Plan since the adoption of such Plan in July 2002, 97,782 of which options have been exercised. The Company filed a registration statement on Form S-8

(Registration No. 333-153264) on August 29, 2008 registering all 1,800,000 shares of Common Stock of the Company issued and issuable upon the exercise of options under such Plan. The failure to file the registration statement noted above was inadvertent, and the Company has always treated the shares issued under the 2002 Stock Option Plan as outstanding for financial reporting purposes. Consequently, the unregistered transactions do not represent any additional dilution. In addition, the Company believes that it has always provided the participants in the 2002 Stock Option Plan with the same information they would have received if a registration statement had been filed in 2002.

The following table provides information with respect to shares of the Company’s Common Stock acquired by the Company during each month included in the Company’s 2009 fiscal year second quarter ended August 31, 2008.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
June 2 - June 30	0		-	0
July 1 - July 31	2	(a)	$24.96	0
August 1 - August 31	0		-	0
Total	2	(a)	$24.96	0	2,000,000(b)

(a)   Acquired by the Company pursuant to privately negotiated transactions with one individual shareholder of the Company at the then current market price of the Company’s Common Stock.

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

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Shareholders held on July 16, 2008:

(a)   the persons elected as directors of the Company and the voting for such persons were as follows:

		Authority
Name	Votes For	Withheld
Dale Blanchfield	17,656,086	696,155
Lloyd Frank	17,176,166	1,176,075
Brian E. Shore	17,663,750	688,491
Steven T. Warshaw	17,665,586	686,655

(b)   the amendment to the Company’s 2002 Stock Option Plan to increase the aggregate number of shares of Common Stock of the Company authorized for issuance under such Plan by 900,000 shares and to extend the term of such Plan to May 21, 2018 was approved by the Shareholders. There were 14,416,769 votes for the amendment to the Plan, 2,271,043 votes against, and 9,744 abstentions.

(c)   the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for the fiscal year ending March 1, 2009 was ratified by the Shareholders. There were 18,341,449 votes for such ratification, 7,609 votes against, and 3,184 abstentions.

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
Date: October 9, 2008
Brian E. Shore
President and Chief Executive Officer
(principal executive officer)

	/s/	P. Matthew Farabaugh
Date: October 9, 2008
P. Matthew Farabaugh
Vice President and Controller
(principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Name	Page

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)	31

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)	32

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	33

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	34