Form 10-Q
period 2008-11-30
PARK ELECTROCHEMICAL CORP
filed 2009-01-09
CIK 76267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to_____________

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

Large Accelerated Filer [   ] Accelerated Filer [X] Non-Accelerated Filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,470,516 as of January 7, 2009.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	November 30,
	2008	March 2,
	(Unaudited)	2008*

ASSETS
Current assets:
Cash and cash equivalents	$34,998	$100,159
Marketable securities	179,455	113,819
Accounts receivable, net	30,506	37,466
Inventories (Note 2)	12,439	14,049
Prepaid expenses and other current assets	6,825	5,546

Total current assets	264,223	271,039
Property, plant and equipment, net	51,951	47,188
Other assets	12,253	9,180

Total assets	$328,427	$327,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,228	$12,828
Accrued liabilities	11,686	13,314
Income taxes payable	2,818	5,837

Total current liabilities	22,732	31,979

Deferred income taxes	4,851	4,851
Restructuring accruals and other liabilities (Note 5)	3,927	4,224
Liabilities from discontinued operations (Note 4)	17,064	17,181

Total liabilities	48,574	58,235

Stockholders’ equity:
Common stock	2,047	2,037
Additional paid-in capital	146,709	143,267
Retained earnings	127,173	116,646
Treasury stock, at cost	(1)	(214)
Accumulated other comprehensive income	3,925	7,436

Total stockholders’ equity	279,853	269,172

Total liabilities and stockholders’ equity	$328,427	$327,407

*The balance sheet at March 2, 2008 has been derived from the audited financial statements at that date.

See accompanying Notes to the Condensed Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	13 weeks ended		39 weeks ended
	(Unaudited)		(Unaudited)

	November 30, 2008	November 25, 2007	November 30, 2008	November 25, 2007

Net sales	$49,166	$63,653	$164,565	$181,271
Cost of sales	39,380	47,577	129,253	134,651

Gross profit	9,786	16,076	35,312	46,620
Selling, general and administrative expenses	6,211	6,580	18,715	19,803
Restructuring charges (Note 5)	570	-	570	-

Earnings from operations	3,005	9,496	16,027	26,817
Interest income and other income	1,651	2,206	5,015	6,980

Earnings from operations before income taxes	4,656	11,702	21,042	33,797
Income tax provision	1,722	2,925	5,614	8,449

Net earnings	$2,934	$8,777	$15,428	$25,348

Earnings per share (Note 6)
Basic	$0.14	$0.43	$0.76	$1.25
Diluted	$0.14	$0.43	$0.75	$1.25

Weighted average number of common and common equivalent shares outstanding:
Basic shares	20,471	20,340	20,432	20,290
Diluted shares	20,512	20,452	20,487	20,364

Dividends per share	$0.08	$0.08	$0.24	$1.74

See accompanying Notes to the Condensed Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	13 weeks ended		39 weeks ended
	(Unaudited)		(Unaudited)

	November 30, 2008	November 25, 2007	November 30, 2008	November 25, 2007

Common stock and paid-in capital:
Balance, beginning of period	$148,468	$144,399	$145,304	$142,067
Stock-based compensation	288	357	943	1,037
Stock option activity	0	144	2,066	1,194
Tax benefit on exercise of options	0	31	443	633

Balance, end of period	148,756	144,931	148,756	144,931

Retained earnings:
Balance, beginning of period	125,876	101,792	116,646	118,961
Net earnings	2,934	8,777	15,428	25,348
Dividends	(1,637)	(1,627)	(4,901)	(35,367)

Balance, end of period	127,173	108,942	127,173	108,942

Treasury stock:
Balance, beginning of period	(2)	(322)	(214)	(1,625)
Stock option activity	1	98	213	1,401

Balance, end of period	(1)	(224)	(1)	(224)

Accumulated other comprehensive Income:
Balance, beginning of period	5,462	4,934	7,436	4,764
Net unrealized investment gains (losses)	(1,235)	806	(2,710)	914
Translation adjustments	(302)	140	(801)	202

Balance, end of period	3,925	5,880	3,925	5,880

Total stockholders’ equity	$279,853	$259,529	$279,853	$259,529

See accompanying Notes to the Condensed Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	39 Weeks Ended
	(Unaudited)

	November 30, 2008	November 25, 2007

Cash flows from operating activities:
Net earnings	$15,428	$25,348
Depreciation and amortization	5,889	6,036
Stock-based compensation	943	1,037
Loss (gain) on sale of fixed assets	2	(75)
Change in operating assets and liabilities	4	(2,212)

Net cash provided by operating activities	22,266	30,134

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(11,734)	(5,109)
Proceeds from sales of fixed assets	2	75
Purchases of marketable securities	(187,323)	(123,811)
Proceeds from sales and maturities of marketable securities	119,316	101,545
Business acquisition	(4,726)	-

Net cash used in investing activities	(84,465)	(27,300)

Cash flows from financing activities:
Dividends paid	(4,901)	(35,367)
Proceeds from exercise of stock options	2,236	2,596
Tax benefits from stock based compensation	443	633

Net cash used in financing activities	(2,222)	(32,138)

Change in cash and cash equivalents before exchange rate changes	(64,421)	(29,304)

Effect of exchange rate changes on cash and cash equivalents	(740)	(56)

Change in cash and cash equivalents	(65,161)	(29,360)
Cash and cash equivalents, beginning of period	100,159	119,051

Cash and cash equivalents, end of period	$34,998	$89,691

Supplemental cash flow information:
Cash paid during the period for income taxes	$7,496	$8,389

See accompanying Notes to the Condensed Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except per share amounts)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of November 30, 2008 and the consolidated statements of operations and stockholders’ equity for the 13 weeks and 39 weeks ended November 30, 2008 and the condensed consolidated statements of cash flows for the 39 weeks then ended have been prepared by the Company, without audit. In the opinion of management, these unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at November 30, 2008 and the results of operations, stockholders’ equity and cash flows for all periods presented.

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

2.	INVENTORIES

Inventories consisted of the following:

	November 30,	March 2,
	2008	2008

Raw materials	$6,531	$5,923
Work-in-process	2,935	3,686
Finished goods	2,607	3,951
Manufacturing supplies	366	489

	$12,439	$14,049

3.	STOCK-BASED COMPENSATION

As of November 30, 2008, the Company had a 1992 Stock Option Plan and a 2002 Stock Option Plan, and no other stock-based compensation plan. Both Stock Option Plans have been approved by the Company’s stockholders and provide for the grant of stock options to directors and key employees of the Company. All options granted under such Plans have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant, which pursuant to the terms of the Plans, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted. Options granted under the Plans become exercisable 25% one year from the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire 10 years from the date of grant. The authority to grant additional options under the 1992 Stock Option Plan expired on March 24, 2002, and options to purchase a total of 1,800,000 shares of common stock were authorized for grant under the 2002 Stock Option Plan. At November 30, 2008, 2,029,333 shares of common stock of the Company were reserved for issuance upon exercise of stock options under the 1992 Stock Option Plan and the 2002 Stock Option Plan and 1,050,606 options were available for future grant under the 2002 Stock Option Plan. Options to purchase 142,850 shares of common stock were granted during the 13 weeks and 39 weeks ended November 30, 2008. Options to purchase 4,000 and 168,150 shares of common stock were granted during the 13 weeks and 39 weeks, respectively, ended November 25, 2007.

The Company records its stock-based compensation at fair value in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”).

The weighted average fair value for options was estimated at the date of grant using the Black-Scholes option-pricing model to be $2.95 for the first 39 weeks of fiscal year 2009, with the following assumptions: risk free interest rate of 4.00%; expected volatility factors of 27.5%-28.4%; expected dividend yield of 1.18%; and estimated option term of 4.7-5.6 years.

The risk free interest rate is based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the estimated term of the options at the date of the grant. Volatility is based on historical volatility of the Company’s common stock. The expected dividend yield is based on the regular cash dividends per share paid by the Company in the 2008 fiscal year and on the exercise price of the options granted during the 13 weeks and 39 weeks ended November 30, 2008. The estimated term of the options is based on evaluations of historical and expected future employee exercise behavior.

The future compensation expense affecting earnings from operations before income taxes for options outstanding at November 30, 2008 will be $2,295.

The following is a summary of options for the 39 weeks ended November 30, 2008:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Months	Aggregated Intrinsic Value

Outstanding at March 2, 2008	1,040,739	$23.50	66.63	$2,890
Granted	142,850	27.10	-
Exercised	123,649	18.08	-
Terminated or expired	81,213	26.72	-

Outstanding at November 30, 2008	978,727	$24.45	69.15	$0
Exercisable at November 30, 2008	643,492	$22.83	50.19	$0

The total intrinsic value of options exercised during the 13 weeks ended November 30, 2008 and November 25, 2007 was $0 and $105, respectively. The total intrinsic value of options exercised during the 39 weeks ended November 30, 2008 and November 25, 2007 was $1,259 and $1,883, respectively.

A summary of the status of the Company’s nonvested options at November 30, 2008, and changes during the 13 week-period then ended, is presented below:

	Shares Subject to Options	Weighted Average Grant Date Fair Value

Nonvested, beginning of period	339,491	$9.12
Granted	0	-
Vested	(2,000)	9.04
Terminated	(2,256)	6.11

Nonvested, end of period	335,235	$9.12

4.	DISCONTINUED OPERATIONS AND PENSION LIABILITY

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

The Company expects to recognize a gain of approximately $17,000 related to the reversal of these liabilities when the Dielektra insolvency process is completed, although it is unclear when the process will be completed. The Company applied $117 of legal expenses against these liabilities in the 2009 fiscal year third quarter.

Liabilities for discontinued operations as of November 30, 2008 and March 2, 2008 consisted of the following:

	November 30, 2008	March 2, 2008

Environmental and other liabilities	$4,970	$5,087
Pension liabilities	12,094	12,094

Total liabilities	$17,064	$17,181

5.	RESTRUCTURINGS AND SEVERANCE CHARGES

In the 2009 fiscal year third quarter, the Company recorded a charge of $570 related to restructurings at its North American and European business units. In the 2008 fiscal year fourth quarter, the Company recorded a charge of $1,362 for employment termination benefits and other expenses resulting from a restructuring and workforce reduction at the Company’s Neltec Europe SAS electronic materials business unit located in Mirebeau, France; and the Company paid $39 and $627 of such expenses during the 13 weeks and 39 weeks, respectively, ended November 30, 2008 and expects to pay the remaining $106 during the 2009 fiscal year fourth quarter. In addition, in the 2009 fiscal year third quarter, the Company announced that its Neltec Europe SAS and Neltec SA business units were proposing to restructure their operations; and in the 2009 fiscal year fourth quarter, the Company announced a workforce reduction at its Nelco Products, Pte. Ltd. business unit in Singapore and announced the closure of its New England Laminates Co., Inc. business unit in Newburgh, New York. The 2009 restructuring at Neltec Europe SAS and Neltec SA, the workforce reduction in Singapore and the closure of New England Laminates are described in Note 10 of the Notes to Condensed Consolidated Financial Statements below.

During the 2004 fiscal year, the Company recorded charges related to the realignment of its North America volume printed circuit materials operations. The charges were for employment termination benefits of $1,258, which were fully paid in fiscal year 2004, and lease and other obligations of $7,292. All costs other than the lease obligations were settled prior to fiscal year 2007. The future lease obligations are payable through September 2013. The remaining balances on the lease obligations relating to the realignment were $3,379 and $3,706 as of November 30, 2008 and March 2, 2008, respectively. For the 13 weeks and 39 weeks ended November 30, 2008, the Company applied $110 and $327, respectively, of lease payments against the liability.

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

The following table sets forth the calculation of basic and diluted earnings per share for the 13 weeks and 39 weeks ended November 30, 2008 and November 25, 2007.

	13 weeks ended		39 weeks ended

	November 30, 2008	November 25, 2007	November 30, 2008	November 25, 2007

Net Earnings	$2,934	$8,777	$15,428	$25,348

Weighted average common shares outstanding for basic EPS	20,471	20,340	20,432	20,290
Net effect of dilutive options	41	112	55	74

Weighted average shares outstanding for diluted EPS	20,512	20,452	20,487	20,364

Basic earnings per share	$0.14	$0.43	$0.76	$1.25
Diluted earnings per share	$0.14	$0.43	$0.75	$1.25

Common stock equivalents, which were not included in the computation of diluted earnings per share because the effect would have been antidilutive as the options’ exercise prices were greater than the average market price of the common stock, were 129 and 1 for the 13 weeks ended November 30, 2008 and November 25, 2007, respectively, and 61 and 3 for the 39 weeks ended November 30, 2008 and November 25, 2007, respectively.

7.	GEOGRAPHIC REGIONS

The Company’s printed circuit materials (the Nelco® product line), the Company’s advanced composite materials (the NelcoteTM product line) and the Company’s advanced aerospace structures and components (the NovaTM product line) are sold to customers in North America, Europe and Asia.

Sales are attributed to geographic region based upon the region from which the materials were invoiced to the customer. Sales between geographic regions were not significant.

Financial information concerning the Company’s operations by geographic region follows:

	13 weeks ended		39 weeks ended

	November 30, 2008	November 25, 2007	November 30, 2008	November 25, 2007

Sales:
North America	$27,270	$31,850	$86,947	$92,171
Europe	4,108	8,437	16,813	21,311
Asia	17,788	23,366	60,805	67,789

Total sales	$49,166	$63,653	$164,565	$181,271

	November 30,	March 2,
	2008	2008

Long-lived assets:
North America	$35,431	$25,069
Europe	3,625	4,552
Asia	25,148	26,747

Total long-lived assets	$64,204	$56,368

8.	CONTINGENCIES

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

b.
Environmental Contingencies - The Company and certain of its subsidiaries have been named by the Environmental Protection Agency (the “EPA”) or a comparable state agency under the Comprehensive Environmental Response, Compensation and Liability Act (the “Superfund Act”) or similar state law as potentially responsible parties in connection with alleged releases of hazardous substances at nine sites. In addition, two subsidiaries of the Company have received cost recovery claims under the Superfund Act or a similar state law from other private parties involving two other sites, and a subsidiary of the Company has received requests from the EPA under the Superfund Act for information with respect to its involvement at three other sites.

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

The total costs incurred by the Company and its subsidiaries in connection with these sites, including legal fees incurred by the Company and its subsidiaries and their assessed share of remediation costs and excluding amounts paid or reimbursed by insurance carriers, were approximately $110 in the 13 weeks and 39 weeks ended November 30, 2008 and approximately $10 in the 13 weeks and 39 weeks ended November 25, 2007, respectively. The recorded liabilities included in accrued liabilities for environmental matters were $836 at November 30, 2008 and $1,577 at March 2, 2008. As discussed in Note 4, liabilities from discontinued operations have been segregated on the Consolidated Balance Sheet and include $2,121 for environmental matters related to Dielektra.

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

On April 1, 2008, the Company’s new wholly owned subsidiary, Park Aerospace Structures Corp., acquired substantially all the assets and business of Nova Composites, Inc. located in Lynnwood, Washington for a cash purchase price of $4,500 paid at the closing of the acquisition and up to an additional $5,500 payable over five years depending on the achievement of specified earn-out objectives. Park Aerospace Structures Corp. designs and manufactures aircraft composite structures and components and the tooling for such structures and components. Park’s new composite structures and components product line is marketed and sold as Park’s NovaTM product line.

The Company has not yet determined either the amount or the allocation of the purchase price for the Nova acquisition since the calculation of post closing adjustments has not yet been finalized. The Company expects the valuation process will be finalized in the fourth quarter of fiscal year 2009. No significant intangible assets other than goodwill are included in the preliminary allocation of the purchase price in the table below. No in-process research and development assets were acquired.

The acquisition was accounted for under the purchase method and, accordingly, acquired assets and liabilities are recorded at their fair values. The amount paid at closing was approximately $4,500. On a preliminary basis, the total purchase price has been determined as follows:

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

Goodwill recorded in the acquisition is included in other assets in the Consolidated Balance Sheets. The acquisition of the assets of Nova Composites was not material to the Company. Accordingly, pro forma results of operations for the 13 weeks and 39 weeks ended November 30, 2008 have not been presented.

10.	PROPOSED RESTRUCTURINGS

In the 2009 fiscal year third quarter, the Company announced that its Neltec Europe SAS and Neltec SA business units were proposing to restructure their operations and that, as a major component of such restructuring, Neltec Europe SAS, the Company’s digital electronic materials business unit located in Mirebeau, France, was proposing to close completely its operations and had commenced an information and consultation process with its employees regarding the proposed closure in accordance with French law. Although the Company intends to continue fully the operations of its Neltec SA RF/microwave electronic materials business unit located in Lannemezan, France, the proposed restructuring includes a reorganization of certain of the activities of Neltec SA. Neltec Europe SAS proposed to close fully its operations in response to the very serious erosion of the markets for digital electronic materials in Europe and the migration of such markets to Asia. The market for such products in Europe has eroded to the point where the Company believes it is not possible for the Neltec Europe SAS business to be viable. Neltec Europe SAS completed the information and consultation process with its employees early in the 2009 fiscal year fourth quarter, and the Company expects the closure to be implemented and expects to record a one-time pre-tax charge of approximately $4,000 to $5,000 in the fourth quarter of the Company’s current fiscal year ending March 1, 2009 in connection with this matter. After the closure of Neltec Europe SAS is implemented, the Neltec Europe SAS business will have no further impact on the consolidated financial condition or results of operations of the Company and will be treated as a discontinued operation. The Company is evaluating the fair value of the fixed assets at Neltec Europe SAS as a result of the closure of the operations of such business unit, but the Company believes that a write-down, if any, of such assets would not be material to the consolidated financial position or results of operations of the Company.

In addition, early in the 2009 fiscal year fourth quarter, the Company announced a workforce reduction at its Nelco Products Pte. Ltd. high-technology electronics circuitry materials and advanced composite materials subsidiary located in Singapore and that as a result of this workforce reduction, the Company expects to report a charge of approximately $200 in the fourth quarter of the current fiscal year ending March 1, 2009.

Also, in the 2009 fiscal year fourth quarter, the Company announced that New England Laminates Co., Inc., the Company’s electronic materials business unit located in Newburgh, New York, would be closing its operations in January 2009 in response to the very serious erosion of the markets for electronic materials in North America, that as the result of this closure, the Company expects to record a one-time pre-tax charge of approximately $1,300 in the fourth quarter of the current fiscal year ending March 1, 2009 in connection with this matter and that after the closure of New England Laminates is implemented, the New England Laminates business will have no further impact on the consolidated financial condition or results of operations of the Company and will be treated as a discontinued operation.

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

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General:

Park is a global advanced materials company which develops, manufactures and markets high technology digital and RF/microwave printed circuit materials principally for the telecommunications and internet infrastructure, high-end computing and aerospace markets and advanced composite materials, structures and components principally for the aerospace markets. The Company’s core capabilities are in the areas of polymer chemistry formulation, coating technology and advanced composite structures and component design and fabrication. The Company’s manufacturing facilities are located in Singapore, China, France, Connecticut, New York, Kansas, Arizona, California and Washington. The Company’s products are marketed and sold under the Nelco®, Nelcote® and NovaTM names.

The Company’s net sales decreased in both the three-month period and nine-month period ended November 30, 2008 compared with last year’s comparable periods as a result of decreases in sales of the Company’s printed circuit materials products in North America, Europe and Asia. Such decreases in sales of printed circuit materials products were only partially offset by increases in sales of the Company’s advanced composite materials products and the addition of sales of the Company’s advanced composite parts products as a result of the Company’s acquisition of the aircraft composite structures and components business of Nova Composites in Lynnwood, Washington in the 2009 fiscal year first quarter.

The significant decreases in sales of printed circuit materials products, combined with, among other things, substantial losses at the Company’s Neltec Europe SAS digital electronic materials business unit in Mirebeau, France, resulted in lower gross profits, lower earnings from operations and lower net earnings in the three-month and nine-month periods ended November 30, 2008 compared to the three-month and nine-month periods ended November 25, 2007. The declines in the Company’s operating and earnings performances during the three-month and nine-month periods ended November 30, 2008 compared to the three-month and nine-month periods ended November 25, 2007 were partially ameliorated by higher percentages of sales of higher margin, high performance printed circuit materials and advanced composite materials products during the 2009 fiscal year periods.

The markets in North America, Europe and Asia for the Company’s printed circuit materials products were very weak in the 2009 fiscal year third quarter, and the markets for the Company’s advanced composite materials products weakened considerably during the 2009 fiscal year third quarter. However, partly as a result of the Company’s marketing and sales efforts, sales of the Company’s advanced composite materials products increased in the three-months and nine-months ended November 30, 2008 compared to the comparable periods in the prior fiscal year.

The global markets for the Company’s printed circuit materials products continue to be very difficult to forecast, and it is not clear to the Company what the condition of the global markets for the Company’s printed circuit materials products will be in the 2009 fiscal year fourth quarter. Further, the Company is not able to predict the impact the current global financial and credit crisis will have on the markets for its advanced composite materials and parts products in the 2009 fiscal year fourth quarter or beyond.

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

In addition, the Company has completed the construction of a new development and manufacturing facility in Newton, Kansas to produce advanced composite materials principally for the aircraft industry. The Company expects to complete equipment installation for such facility in the 2009 fiscal year fourth quarter. As previously reported, the Company plans to spend approximately $15 million on the facility and equipment in Kansas.

While the Company continues to expand and invest in its business, it also continues to make additional adjustments to certain of its operations, which have resulted in workforce reductions and plant closures.

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

Despite the restructurings implemented in the 2006 and 2008 fiscal years, Neltec Europe generated significant operating losses in the second quarter of the 2009 fiscal year. Consequently, in the 2009 fiscal year third quarter, the Company announced that its Neltec Europe SAS and Neltec SA business units were proposing to restructure their operations and that, as a major component of such restructuring, Neltec Europe SAS was proposing to close completely its operations and had commenced an information and consultation process with its employees regarding the proposed closure in accordance with French law. Although the Company intends to continue fully the operations of its Neltec SA RF/microwave electronic materials business unit located in Lannemezan, France, the proposed restructuring includes a reorganization of certain of the activities of Neltec SA. Neltec Europe SAS proposed to close fully its operations in response to the very serious erosion of the markets for digital electronic materials in Europe and the migration of such markets to Asia. The market for such products in Europe has eroded to the point where the Company believes it is not possible for the Neltec Europe SAS business to be viable. Neltec Europe SAS completed the information and consultation process with its employees early in the 2009 fiscal year fourth quarter, and the Company expects the plant closure to be implemented and expects to record a one-time pre-tax charge of approximately $4 million to $5 million in the fourth quarter of the Company’s current fiscal year ending March 1, 2009 in connection with this matter. After the closure of Neltec Europe SAS is implemented, the Neltec Europe SAS business will have no further impact on the consolidated financial position or results of operations of the Company and will be treated as a discontinued operation.

In addition to the restructurings of its Neltec Europe SAS and Neltec SA business units in France, the Company implemented workforce reductions at its Nelco Products, Inc. electronic materials business unit located in Fullerton, California and its Neltec, Inc. high-technology electronics circuitry materials business unit located in Tempe, Arizona in the third quarter of its 2009 fiscal year and recorded a charge of $0.6 million in such quarter for such workforce reductions and for the restructuring at its Neltec SA business unit in Lannemezan, France.

In addition, early in the 2009 fiscal year fourth quarter, the Company announced a workforce reduction at its Nelco Products Pte. Ltd. high-technology electronics circuitry materials and advanced composite materials subsidiary located in Singapore and that as a result of this workforce reduction, the Company expects to report a charge of approximately $0.2 million in the fourth quarter of the current fiscal year ending March 1, 2009.

Also, in the 2009 fiscal year fourth quarter, the Company announced that New England Laminates Co., Inc., the Company’s electronic materials business unit located in Newburgh, New York, would be closing its operations in January 2009 in response to the very serious erosion of the markets for electronic materials in North America, that as the result of this closure, the Company expects to record a one-time pre-tax charge of approximately $1.3 million in the fourth quarter of the current fiscal year ending March 1, 2009 in connection with this matter and that after the closure of New England Laminates is implemented, the New England Laminates business will have no further impact on the consolidated financial condition or results of operations of the Company.

Three and Nine Months Ended November 30, 2008 Compared with Three and Nine Months Ended November 25, 2007:

The Company’s total net sales and its net sales of printed circuit materials products decreased during the three-month and nine-month periods ended November 30, 2008 compared to the three-month and nine-month periods ended November 25, 2007 as a result of declines in such sales in North America, Europe and Asia. Net sales of the Company’s advanced composite materials, structures and components products were 14% and 12% of the Company’s total net sales worldwide in the three-month and nine-month periods, respectively, ended November 30, 2008 compared to 9% of the Company’s total net sales worldwide in each of the 2008 fiscal year comparable periods. The increases in sales of advanced composite materials, structures and components were attributable to increases in sales of advanced composite materials products and the addition of sales of the Company’s advanced composite structures and components products as a result of the Company’s acquisition of the structures and components business of Nova Composites in Lynnwood, Washington in the 2009 fiscal year first quarter.

The Company’s gross profits in the three months and nine months ended November 30, 2008 were lower than its gross profits in the prior year’s comparable periods primarily as a result of lower sales volumes of printed circuit materials products, and, among other things, substantial losses at the Company’s Neltec Europe SAS digital electronic materials business unit in Mirebeau, France, the impact of currency translation on costs incurred in Singapore dollars and significant increases in raw material and utility costs in the 2009 fiscal year nine-month period, which were only partially offset by higher percentages of sales of higher margin, high performance printed circuit materials and advanced composite materials products in the 2009 fiscal year periods.

The decreased sales of printed circuit materials products and the lower gross profit margins in the three months and nine months ended November 30, 2008 resulted in lower earnings from operations and lower net earnings compared to the 2008 fiscal year comparable periods.

Results of Operations

The Company’s total net sales in the three-month period ended November 30, 2008 decreased 23% to $49.2 million from $63.7 million for last fiscal year’s comparable period. The Company’s total net sales for the nine-month period ended November 30, 2008 decreased 9% to $164.6 million from $181.3 million for last fiscal year’s comparable period. The decreases in net sales were the result of lower unit volumes of printed circuit materials products shipped by the Company’s operations in North America, Europe and Asia.

The Company’s foreign operations accounted for $21.9 million and $77.6 million, respectively, of net sales, or 45% and 47%, respectively, of the Company’s total net sales worldwide, during the three-month and nine-month periods ended November 30, 2008, compared with $31.8 million and $89.1 million, respectively, of net sales, or 50% and 49%, respectively, of total net sales worldwide, during last year’s comparable periods. Net sales by the Company’s foreign operations during the three months and nine months ended November 30, 2008 decreased 31% and 13%, respectively, from the 2008 fiscal year comparable periods primarily as a result of decreases in sales in Europe and Asia during such periods.

For the three-month period ended November 30, 2008, the Company’s sales in North America, Asia and Europe were 55%, 36% and 9%, respectively, of the Company’s total net sales worldwide compared with 50%, 37% and 13%, respectively, for the three-month period ended November 25, 2007; and for the nine-month period ended November 30, 2008, the Company’s sales in North America, Asia and Europe were 53%, 37% and 10% of the Company’s total net sales worldwide compared with 51%, 37% and 12%, respectively, for the nine-month period ended November 25, 2007. The Company’s sales in North America decreased 14%, its sales in Asia decreased 24% and its sales in Europe decreased 51% in the three-month period ended November 30, 2008 compared with the three-month period ended November 25, 2007, and its sales in North America decreased 6%, its sales in Asia decreased 10% and its sales in Europe decreased 21% in the nine-month period ended November 30, 2008 compared with the nine-month period ended November 25, 2007.

The overall gross profit as a percentage of net sales for the Company’s worldwide operations declined to 19.9% and 21.5%, respectively, for the three months and nine months ended November 30, 2008 compared with 25.3% and 25.7% for last fiscal year’s comparable periods. The decreases in the gross profit were attributable mainly to lower sales volumes of printed circuit materials products in both 2009 fiscal year periods, substantial losses at the Company’s Neltec Europe SAS digital electronic materials business unit in Mirebeau, France, the impact of currency translation on costs incurred in Singapore dollars and significant increases in raw material and utility costs in the 2009 fiscal year nine-month period, which were only partially offset by higher percentages of sales of higher margin, high performance printed circuit materials and advanced composite materials products in the 2009 fiscal year periods.

During both the three-month and nine-month periods ended November 30, 2008, the Company’s total net sales worldwide of high temperature printed circuit materials, which include high performance materials (non-FR4 printed circuit materials), were 99% of the Company’s total net sales worldwide of printed circuit materials; and during both the three-month and nine-month periods ended November 25, 2007, the Company’s total net sales worldwide of such high temperature printed circuit materials were 99% of the Company’s total net sales worldwide of printed circuit materials.

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

During the three-month and nine-month periods ended November 30, 2008, the Company’s total net sales worldwide of high performance printed circuit materials (non-FR4 printed circuit materials) were 61% and 59%, respectively, of the Company’s total net sales worldwide of printed circuit materials, compared with 54% and 52% for last fiscal year’s comparable periods.

The Company’s cost of sales as a percentage of net sales increased to 80.1% in the three-month period ended November 30, 2008 from 74.7% in the three-month period ended November 25, 2007 and to 78.5% in the nine-month period ended November 30, 2008 from 74.3% in the nine-month period ended November 25, 2007 resulting in gross profit margin declines, which were attributable to lower sales volumes in both 2009 fiscal year periods and the impact of currency translation on costs incurred in Singapore dollars and significant increases in raw material and utility costs in the 2009 fiscal year nine-month period, partially offset by higher percentages of sales of higher margin, high performance printed circuit materials and advanced composite materials products in both 2009 fiscal year periods.

Selling, general and administrative expenses decreased by $0.4 million and $1.1 million, respectively, or by 6% and 5%, respectively, during the three-month period and nine-month period, respectively, ended November 30, 2008 compared with last fiscal year’s comparable periods. However, these expenses, measured as percentages of sales, were 12.6% and 11.4%, respectively, during the three-month and nine-month periods ended November 30, 2008 compared with 10.4% and 10.9%, respectively, during the last fiscal year’s comparable periods. The higher percentages in the 2009 fiscal year periods were the result of lower sales in such periods. Stock option expenses were $0.3 million and $0.9 million, respectively, for the three-month and nine-month periods ended November 30, 2008 compared with $0.4 million and $1.0 million for last fiscal year’s comparable periods.

During the three-month period ended November 30, 2008, the Company recorded a pre-tax charge of $0.6 million related to the restructurings at its North American and European business units.

For the reasons set forth above, the Company’s earnings from operations were $3.0 million for the three months ended November 30, 2008, including the $0.6 million charge for restructurings described above, compared to $9.5 million for the three months ended November 25, 2007, and its earnings from operations were $16.6 million for the nine months ended November 30, 2008, including the afore-mentioned restructuring charge, compared to $26.8 million for the nine months ended November 25, 2007.

Interest and other income, net, principally investment income, was $1.7 million and $5.0 million, respectively, for the three-month and nine-month periods ended November 30, 2008 compared with $2.2 million and $7.0 million, respectively, for last fiscal year’s comparable periods. The decreases in investment income were attributable to lower prevailing interest rates, partially offset by higher levels of cash available for investment, during the 2009 fiscal year first, second and third quarters than during the 2008 fiscal year first, second and third quarters. The Company’s investments were primarily in short-term instruments and money market funds.

The Company’s effective income tax rates for the three-month and nine-month periods ended November 30, 2008 were 33.0% and 26.0%, respectively, before the $0.6 million charge for restructurings described above compared to effective income tax rates for the three-month and nine-month periods ended November 25, 2007 of 29.6% and 28.2%, respectively, before recognition of tax benefits of $0.5 million in the 2008 fiscal year third quarter relating to reserves previously established in the United States for transfer pricing and tax benefits of $0.5 million in the 2008 fiscal year second quarter relating to reserves previously established in a foreign jurisdiction where the Company no longer operates. The higher tax provisions for the three-month and nine-month periods ended November 30, 2008 were primarily the results of higher taxable income in jurisdictions with higher income tax rates.

The Company’s effective income tax rates for the three-months and nine-month periods ended November 30, 2008 after adjusting for the $0.6 million charge for restructurings described above were 37.0% and 26.7%, respectively. The Company’s effective income tax rates for the three-month and nine-month periods ended November 25, 2007 after adjusting for the recognition of tax benefits relating to reserves previously established in the United States for transfer pricing and reserves previously established in a foreign jurisdiction where the Company no longer operates were 25.0%.

The Company’s net earnings for the three months and nine months ended November 30, 2008 were $2.9 million and $15.4 million, respectively, including the $0.6 million employment termination benefits charge described above, compared to net earnings of $8.8 million and $25.3 million, respectively, for the three months and nine months ended November 25, 2007.

Basic and diluted earnings per share were $0.14 for the three months and $0.76 and $0.75, respectively, for the nine months ended November 30, 2008, including the employment termination benefits charge described above, compared to basic and diluted earnings per share of $0.43 and $1.25 for the three months and nine months, respectively, ended November 25, 2007. The net impact of the charge described above was to reduce basic and diluted earnings per share by $0.03 in the three months ended November 30, 2008 and to reduce basic and diluted earnings per share by $0.02 and $0.03, respectively, in the nine months ended November 30, 2008.

Liquidity and Capital Resources:

At November 30, 2008, the Company’s cash and temporary investments (consisting of cash and cash equivalents and marketable securities) were $214.5 million compared with $214.0 million at March 2, 2008, the end of the Company’s 2008 fiscal year. The Company’s working capital was $241.5 million at November 30, 2008 compared with $239.1 million at March 2, 2008. The increase in working capital at November 30, 2008 compared with March 2, 2008 was due principally to the increase in cash and temporary investments and the increase in other current assets and the decreases in accounts payable, accrued liabilities and income taxes payable only partially offset by decreases in accounts receivable and inventories. The 23% increase in other current assets at November 30, 2008 compared to March 2, 2008 was primarily the result of increased interest receivable. Accounts payable declined 36%, accounts receivable declined 19% and inventories declined 11% at November 30, 2008 compared to March 2, 2008 principally as a result of lower production and sales volumes during the quarter ended November 30, 2008 compared to the quarter ended March 2, 2008. The 12% decline in accrued liabilities was primarily the result of decreased accruals for compensation programs and professional fees. Income taxes payable declined 52% at November 30, 2008 compared to March 2, 2008 primarily as a result of payments made during the nine-month period. The Company’s current ratio (the ratio of current assets to current liabilities) was 11.6 to 1 at November 30, 2008 compared to 8.5 to 1 at March 2, 2008.

During the nine months ended November 30, 2008, net earnings from the Company’s operations, before depreciation and amortization and stock option exercise expense, of $22.3 million increased by a net decrease in working capital items, resulted in $22.3 million of cash provided by operating activities. During the same nine-month period, the Company expended a net amount of $11.7 million for the purchase of property, plant and equipment, primarily for the Company’s new development and manufacturing facility in Newton, Kansas, and expended a total of $4.7 million for the acquisition of substantially all the assets and business of Nova Composites, Inc., compared with a net amount of $5.0 million during the nine-month period ended November 25, 2007. In addition, the Company paid $4.9 million in dividends on its common stock in the nine-month period ended November 30, 2008 compared to $35.4 million in the nine-month period ended November 25, 2007 as a result of the Company’s declaration of a special cash dividend of $1.50 per share payable August 22, 2007 and totaling $30.5 million. Net expenditures for property, plant and equipment were $4.4 million in the 2008 fiscal year and $3.9 million in the 2007 fiscal year.

At November 30, 2008 and at March 2, 2008, the Company had no long-term debt.

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

As of November 30, 2008, there were no material changes outside the ordinary course of the Company’s business in the Company’s contractual obligations disclosed in Item 7 of Part II of its Form 10-K Annual Report for the fiscal year ended March 2, 2008.

Off-Balance Sheet Arrangements:

The Company’s liquidity is not dependent on the use of, and the Company is not engaged in, any off-balance sheet financing arrangements, such as securitization of receivables or obtaining access to assets through special purpose entities.

Environmental Matters:

In the nine-month periods ended November 30, 2008 and November 25, 2007, the Company charged approximately $0.11 million and $0.01 million, respectively, against pretax income for environmental remedial response and voluntary cleanup costs (including legal fees). While annual expenditures have generally been constant from year to year and may increase over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At November 30, 2008 and March 2, 2008, the amount recorded in liabilities from discontinued operations for environmental matters related to Dielektra was $2.1 million and the amounts recorded in accrued liabilities for other environmental matters were $0.8 million and $1.6 million, respectively. Management does not expect that environmental matters will have a material adverse effect on the liquidity, capital resources, business, consolidated results of operations or consolidated financial position of the Company.

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

General

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent liabilities. On an on-going basis, the Company evaluates its estimates, including those related to sales allowances, allowances for doubtful accounts, inventories, valuation of long-lived assets, income taxes, restructurings, contingencies and litigation, and pensions and other employee benefit programs. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Sales Allowances

The Company provides for the estimated costs of sales allowances at the time such costs can be reasonably estimated. The Company’s products are made to customer specifications and tested for adherence to such specifications before shipment to customers. There are no future performance requirements other than the products’ meeting the agreed specifications. The Company’s bases for providing sales allowances for returns are known situations in which products may have failed due to manufacturing defects in the products supplied by the Company. The Company is focused on manufacturing the highest quality printed circuit materials and advanced composite materials, structures and composites possible and employs stringent manufacturing process controls and works with raw material suppliers who have dedicated themselves to complying with the Company’s specifications and technical requirements. The amounts of returns and allowances resulting from defective or damaged products have been approximately 1.0% of sales for each of the Company’s last three fiscal years.

Allowances for Doubtful Accounts

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

Restructurings

In the fourth quarter of the Company’s current fiscal year ending March 1, 2009, the Company expects to record a one-time charge of approximately $4 million to $5 million in connection with the restructuring at its Neltec Europe SAS and Neltec SA business units in France and one-time charges totaling approximately $1.5 million in connection with a workforce reduction at its Nelco Products Pte. Ltd. business unit in Singapore and the closure of is New England Laminates Co., Inc. business unit in Newburgh, New York. Such proposed restructuring, workforce reduction and closure are described in Note 10 of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this Report. In addition, the Company recorded a one-time charge of $0.6 million in the 2009 fiscal year third quarter for workforce reductions at its Nelco Products, Inc. and Neltec, Inc. business units in Fullerton, California and Tempe, Arizona, a one-time charge of $1.4 million in the fourth quarter of the fiscal year ended March 2, 2008 in connection with a restructuring and workforce reduction at its Neltec Europe SAS business unit and a charge of $889 in connection with a workforce reduction at such business unit during the 2006 fiscal year. Such restructuring and workforce reductions are described in Note 5 of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this Report.

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

Item 3.          Quantitative and Qualitative Disclosure About Market Risk.

The Company’s market risk exposure at November 30, 2008 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended March 2, 2008.

Item 4.          Controls and Procedures.

(a)   Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Vice President and Controller (the person currently performing the functions similar to those performed by a principal financial officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e)and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of November 30, 2008, the end of the quarterly fiscal period covered by this quarterly report. Based on such evaluation, the Company’s Chief Executive Officer and Vice President and Controller have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Vice President and Controller, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to shares of the Company’s Common Stock acquired by the Company during each month included in the Company’s 2009 fiscal year third quarter ended November 30, 2008.

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or	Value) of Shares
	Total		Units) Purchased	(or Units) that
	Number of	Average	as Part of	May Yet Be
	Shares (or	Price Paid	Publicly	Purchased Under
	Units)	per Share	Announced Plans	the Plans or
Period	Purchased	(or Unit)	or Programs	Programs

September 1 - September 30	0	-	0

October 1 - October 30	0	-	0

October 31 - November 30	0	-	0

Total	0	-	0	2,000,000(a)

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

Park Electrochemical Corp.

(Registrant)

Date: January 8, 2009	/s/ Brian E. Shore

Brian E. Shore
President and
Chief Executive Officer
(principal executive officer)

Date: January 8, 2009	/s/ P. Matthew Farabaugh

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