Form 10-K
period 2009-03-01
PARK ELECTROCHEMICAL CORP
filed 2009-05-15
CIK 76267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 1, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _______

Commission file number 1-4415

PARK ELECTROCHEMICAL CORP.
(Exact Name of Registrant as Specified in Its Charter)

New York	11-1734643
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

48 South Service Road, Melville, New York (Address of Principal Executive Offices)	11747 (Zip Code)

Registrant’s telephone number, including area code (631) 465-3600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.10 per share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐  Accelerated Filer  ☒  Non-Accelerated Filer  ☐  Smaller Reporting Company ☐

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

Title of Class	Aggregate Market Value	As of Close of Business On
Common Stock, par value $.10 per share	$573,582,121	August 29, 2008

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding	As of Close of Business On
Common Stock, par value $.10 per share	20,470,516	May 11, 2009

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Shareholders to be held July 21, 2009 incorporated by reference into Part III of this Report.

PART I

ITEM 1.   BUSINESS.

General

Park Electrochemical Corp. (“Park”), through its subsidiaries (unless the context otherwise requires, Park and its subsidiaries are hereinafter called the “Company”), is a global advanced materials company which develops, manufactures, markets and sells high-technology digital and RF/microwave printed circuit materials principally for the telecommunications and internet infrastructure and high-end computing markets and advanced composite materials and parts principally for the aerospace markets. Park’s core capabilities are in the areas of polymer chemistry formulation and coating technology. Park also specializes in the manufacture of complex composite aircraft and space vehicle parts.

Park operates through fully integrated business units in Asia, Europe and North America. The Company's manufacturing facilities are located in Singapore, China, France, Connecticut, Kansas, Arizona, California and Washington.

The Company’s products are marketed and sold under the Nelco®, Nelcote® and Nova™ names.

Sales of Park’s printed circuit materials were 87% and 91% of the Company’s total net sales worldwide in the 2009 and 2008 fiscal years, respectively, and sales of Park’s advanced composite materials and parts were 13% and 9% of the Company’s total net sales worldwide in the 2009 and 2008 fiscal years, respectively.

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

Printed Circuit Materials

Printed Circuit Materials Operations

The Company is a leading global designer and producer of advanced printed circuit materials used to fabricate complex multilayer printed circuit boards and other electronic interconnection systems, such as multilayer back-planes, wireless packages, high-speed/low-loss multilayers and high density interconnects (“HDIs”). The Company’s multilayer printed circuit materials consist of copper-clad laminates and prepregs. The Company has long-term relationships with its major customers, which include leading independent printed circuit board fabricators, electronic manufacturing service companies, electronic contract manufacturers and major electronic original equipment manufacturers ("OEMs"). Multilayer printed circuit boards and interconnect systems are used in virtually all advanced electronic equipment to direct, sequence and control electronic signals between semiconductor devices (such as microprocessors and memory and logic devices), passive components (such as resistors and capacitors) and connection devices (such as infra-red couplings, fiber optics and surface mount connectors). Examples of end uses of the Company’s digital printed circuit materials include high speed routers and servers, storage area networks, supercomputers, laptops, satellite switching equipment, cellular telephones and transceivers, wireless personal digital assistants (“PDAs”) and wireless local area networks ("LANs"). The Company's radio frequency ("RF") printed circuit materials are used primarily for military avionics, antennas for cellular telephone base stations, automotive adaptive cruise control systems and avionic communications equipment. The Company has developed long-term relationships with major customers as a result of its leading edge products, extensive technical and engineering service support and responsive manufacturing capabilities.

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

Printed Circuit Materials – Industry Background

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

Advanced interconnect systems require higher technology printed circuit materials to insure the performance of the electronic system and to improve the manufacturability of the interconnect platform. Printed circuit board fabricators and electronic equipment manufacturers require advanced printed circuit materials that have increasingly higher temperature tolerances and more advanced and stable electrical properties in order to support high-speed computing in a miniaturized and often portable environment. Temperature tolerance has been further emphasized by the advent of lead-free assemblies.

With the very high density circuit demands of miniaturized high performance interconnect systems, the uniformity, purity, consistency, performance predictability, dimensional stability and production tolerances of printed circuit materials have become successively more critical. High density printed circuit boards and interconnect systems often involve higher layer count multilayer circuit boards where the multiple planes of circuitry and dielectric insulating substrates are very thin (dielectric insulating substrate layers may be 0.002 inch or less) and the circuit line and space geometries in the circuitry plane are very narrow (0.002 inch or less). In addition, advanced surface mount interconnect systems are typically designed with very small pad sizes and very small plated through-holes or vias which electrically connect the multiple layers of circuitry planes, and these interconnect systems frequently make use of multiple lamination cycles and/or laser drilled vias. High density interconnect systems must utilize printed circuit materials whose dimensional characteristics and purity are consistently manufactured to very high tolerance levels in order for the printed circuit board fabricator to attain and sustain acceptable product yields.

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

Printed Circuit Materials – Products and Services

The Company produces a broad line of advanced printed circuit materials (the Nelco® product line) used to fabricate complex multilayer printed circuit boards and other electronic interconnect systems, including backplanes, wireless packages, high speed/low loss multilayers and high density interconnects (“HDIs”). The Company’s diverse advanced printed circuit materials product line is designed to address a wide array of end-use applications and performance requirements.

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

The Company’s products include high-speed, low-loss, digital broadband engineered formulations, high-temperature modified epoxies, phenolics, bismalimide triazine (“BT”) epoxies, non-MDA polyimides, enhanced polyimides, SI® (Signal Integrity) products, cyanate esters and PTFE formulations for radio frequency ("RF")/microwave applications.

The Company’s high performance printed circuit materials consist of high-speed, low-loss materials for digital and RF/microwave applications requiring lead-free compatibility and high bandwidth signal integrity, BT materials, polyimides for applications that demand extremely high thermal performance, cyanate esters, quartz reinforced materials, and PTFE materials for RF/microwave systems that operate at frequencies up to 77 GHz.

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

Printed Circuit Materials – Customers and End Markets

The Company’s customers for its advanced printed circuit materials include the leading independent printed circuit board fabricators, electronic manufacturing service (“EMS”) companies, electronic contract manufacturers (“ECMs”) and major electronic original equipment manufacturers ("OEMs") in the computer, networking, telecommunications, transportation, aerospace and instrumentation industries located throughout North America, Europe and Asia. The Company seeks to align itself with the larger, more technologically-advanced and better capitalized independent printed circuit board fabricators and major electronic equipment manufacturers which are industry leaders committed to maintaining and improving their industry leadership positions and to building long-term relationships with their suppliers. The Company has also aligned itself with a national distributor of printed circuit materials, Tapco Associates, Inc., which supports smaller, but technologically advanced, customers in the United States. The Company’s selling effort typically involves several stages and relies on the talents of Company personnel at different levels, from management to sales personnel and quality engineers. In recent years, the Company has augmented its traditional sales personnel with an OEM marketing team and product technology specialists.

During the Company's 2009 fiscal year, approximately 13.6% of the Company's total worldwide sales were to Sanmina-SCI Corporation, a leading electronics contract manufacturer and manufacturer of printed circuit boards, and approximately 12.1% of the Company's total worldwide sales were to TTM Technologies, Inc., a leading manufacturer of printed circuit boards. During the Company’s 2008 fiscal year, approximately 13.4% of the Company’s total worldwide sales were to Sanmina-SCI Corporation, and approximately 10.8% of the Company's total worldwide sales were to TTM Technologies, Inc. During the Company’s 2009 and 2008 fiscal years, sales to no other customer of the Company equaled or exceeded 10% of the Company’s total worldwide sales.

Although the printed circuit materials business is not dependent on any single customer, the loss of a major customer or of a group of customers could have a material adverse effect on the printed circuit materials business.

The Company’s printed circuit materials products are marketed primarily by sales personnel and, to a lesser extent, by independent distributors and manufacturers’ representatives in industrial centers in North America, Europe and Asia.

Printed Circuit Materials – Manufacturing

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

The Company manufactures multilayer printed circuit materials at four fully integrated facilities located in the United States, Europe and Southeast Asia. The Company opened its California facility in 1965, its Arizona facility in 1984, its Singapore facility in 1986 and its France facility in 1992. The Company services the North America market principally through its United States manufacturing facilities, the European market principally through its manufacturing facilities in the United States and in France, and the Asian market principally through its Singapore manufacturing facility. During its 2002 fiscal year, the Company established a business center in central China, which was replaced by a manufacturing facility in the Zhuhai Free Trade Zone approximately 50 miles west of Hong Kong in southern China. This facility was completed in the Company’s 2007 fiscal year. During the 2008 fiscal year, the Company modified certain of the equipment in this facility so that it can laminate PTFE based circuitry materials in Asia. In addition, the Company upgraded its printed circuit materials treating operation in Singapore during the 2007 fiscal year so that such operation is capable of treating the Company’s full line of advanced printed circuit materials in Singapore, except PTFE materials. By maintaining technical and engineering staffs at each of its manufacturing facilities, the Company is able to deliver fully-integrated products and services on a timely basis.

Printed Circuit Materials – Materials and Sources of Supply

The principal materials used in the manufacture of the Company’s printed circuit materials products are specially manufactured copper foil, fiberglass and quartz cloth and synthetic reinforcements, and specially formulated resins and chemicals. The Company attempts to develop and maintain close working relationships with suppliers of those materials who have dedicated themselves to complying with the Company’s stringent specifications and technical requirements. While the Company’s philosophy is to work with a limited number of suppliers, the Company has identified alternate sources of supply for each of these materials. However, there are a limited number of qualified suppliers of these materials, substitutes for these materials are not readily available, and, in the recent past, the industry has experienced shortages in the market for certain of these materials. While the Company has not experienced significant problems in the delivery of these materials and considers its relationships with its suppliers to be strong, a disruption of the supply of materials could materially adversely affect the business, financial condition and results of operations of the Company. Significant increases in the cost of materials purchased by the Company could also have a material adverse effect on the Company’s business, financial condition and results of operations if the Company were unable to pass such increases through to its customers. During the first and second quarters of the 2007 and 2008 fiscal years, the Company incurred significant increases in the cost of copper foil, one of the Company’s primary raw materials, and the Company passed a substantial portion of such increases through to its customers.

Printed Circuit Materials – Competition

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

Advanced Composite Materials and Parts

Advanced Composite Materials Operations

The Company also develops and produces engineered, advanced composite materials (the Nelcote® product line) for the aerospace, aircraft, rocket motor, radio frequency (“RF”) and specialty industrial markets.

The Company’s advanced composite materials are manufactured by the Company’s Park Advanced Composite Materials, Inc. subsidiary located in Waterbury, Connecticut, which was named Nelcote, Inc. from May 2006 to March 2008 and which was named FiberCote Industries, Inc. prior to May 2006, and by the Company’s Nelco Products Pte. Ltd. subsidiary in Singapore. Such materials will also be manufactured by the Company’s Park Aircraft Technologies Corp. subsidiary located in Newton, Kansas.

Advanced Composite Materials – Industry Background

The advanced composite materials manufactured by the Company and its competitors are used primarily to fabricate light-weight, high-strength structures with specifically designed performance characteristics. Composite materials are typically highly specified combinations of resin formulations and reinforcements. Reinforcements can be woven fabrics, non-woven goods such as mats or felts, or in some cases unidirectional fibers. Reinforcement materials are constructed of E-glass (fiberglass), carbon fiber, S2 glass, aramids such as Kevlar® ("Kevlar" is a registered trademark of E.I. du Pont de Nemours & Co.) and Twaron® (“Twaron” is a registered trademark of Teijin Twaron B.V. LLC), quartz, polyester, and other synthetic materials. Resin formulations are typically highly proprietary, and include various chemical mixtures. The Company produces resin formulations using various epoxies, polyesters, phenolics, cyanate esters, polyimides and other complex matrices. The reinforcement combined with the resin is referred to as a “prepreg”, which is an acronym for pre-impregnated material. Advanced composite materials can be broadly categorized as either a thermoset or a thermoplastic. While both material types require the addition of heat and pressure to achieve the molecular cross-linking of the matrices, thermoplastics can be reformed using additional heat and pressure. Once fully cured, thermoset materials can not be further reshaped. The Company believes that the demand for thermoset advanced materials is greater than that for thermoplastics due to the fact that fabrication processes for thermoplastics require much higher temperatures and pressures, and are, therefore, typically more capital intensive than the fabrication processes for thermoset materials.

The advanced composite materials industry suppliers have historically been large chemical corporations. During the past ten years, considerable consolidation has occurred in the industry, resulting in three relatively large composite materials suppliers and a number of smaller suppliers.

Composite part fabricators typically design and specify a material specifically to meet the needs of the part’s end use and the fabricators’ processing methods. Fabricators sometimes work with a supplier to develop the specific resin system and reinforcement combination to match the application. Fabricators’ processing may include hand lay-up or more advanced automated lay-up techniques. Automated lay-up processes include automated tape lay-up (“ATL”), fiber placement and filament winding. These fabrication processes significantly alter the material form purchased. After the lay-up process is completed, the material is cured by the addition of heat and pressure. Cure processes typically include vacuum bag oven curing, high pressure autoclave, press forming and in some cases in-situ curing. After the part has been cured, final finishing and trimming, and assembly of the structure is performed by the fabricator.

Advanced Composite Materials – Products

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

The Company’s advanced composite materials products include prepregs manufactured from proprietary formulations using modified epoxies, phenolics, polyesters, cyanate esters, polyimides combined with woven, non-woven, and unidirectional reinforcements. Reinforcement materials used to produce the Company’s products include polyacrylonitrile (“PAN”) and pitch based carbons, aramids, E-glass, S2 glass, polyester, quartz and rayon. The Company also sells certain specialty fabrics, such as Raycarb C2, a carbonized rayon fabric produced by Snecma Propulsion Solide and used mainly in the rocket motor industry.

Advanced Composite Materials – Customers and End Markets

The Company’s advanced composite materials customers include manufacturers in the aerospace, aircraft, rocket motor, electronics, radio frequency (“RF”) and specialty industrial markets. The Company’s materials are marketed by sales personnel and independent sales representatives.

While no single advanced composite materials customer accounted for 10% or more of the Company’s total sales during either of the last two fiscal years, the loss of a major customer or of a group of some of the largest customers of the advanced composite materials business could have a material adverse effect upon the Company’s advanced composite materials business.

The Company’s aerospace customers are fabricators of aircraft composite hardware. The Company’s advanced composite materials are used to produce primary and secondary structures, aircraft interiors, and various other aircraft components. The majority of the Company’s customers for aerospace materials do not produce hardware for commercial aircraft, but for the general aviation and business aviation, kit aircraft and military segments.

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

Many of the Company’s composite materials are used in the manufacture of aircraft certified by the Federal Aviation Administration (the “FAA”). In support of these programs, the Company has developed FAA accepted databases of design allowables for certain materials that can be used by customers in the design and certification of FAA certified aircraft structures. The Company continues to support public FAA accepted databases such as NCAMP by funding ongoing material qualifications.

Advanced Composite Materials – Manufacturing

The Company’s manufacturing facilities for advanced composite materials are currently located in Waterbury, Connecticut and in Singapore. In the 2007 fiscal year, the Company acquired a facility in Singapore which the Company modified and expanded for use as an advanced composites manufacturing plant. In addition, the Company has completed a new development and manufacturing facility in Newton, Kansas to produce advanced composite materials principally for the aerospace industry. The Company also produces some products through the use of toll coating services at other locations in North America.

The process for manufacturing composite materials is capital intensive and requires sophisticated equipment, significant technical know-how and very tight process control. The key steps used in the manufacturing process include chemical reactors, resin mixing, reinforcement impregnation, and in some cases resin film casting, and solvent drying processes.

Prepreg is manufactured by the Company using either solvent (solution) coating methods on a treater or by hot melt impregnation. A solution treater is a roll-to-roll continuous process machine which sequences reinforcement through tension controllers and combines solvated resin with the reinforcement. The reinforcement is dipped in resin, passed through a drying oven which removes the solvent and advances (or partially cures) the resin. The prepreg material is interleafed with a carrier and cut to the roll lengths desired by the customer. The Company also manufactures prepreg using hot melt impregnation methods which use no solvent. Hot melt prepreg manufacturing is achieved by mixing a resin formulation in a heated resin vessel, casting a thin film on a carrier paper, and laminating the reinforcement with the resin film. The Company also completes additional processing services, such as toll coating, slitting, sheeting, biasing, sewing and cutting, if needed by the customer. Many of the products manufactured by the Company also undergo extensive testing of the chemical, physical and mechanical properties of the product. These testing requirements are completed in the laboratories and facilities located at the Company’s manufacturing facilities. The Company’s laboratories have been approved by several aerospace contractors. After all the processing has been completed, the product is inspected and packaged for shipment to the customer. The Company typically supplies final product to the customer in roll or sheet form.

Advanced Composite Materials – Materials and Sources of Supply

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

Advanced Composite Materials – Competition

The Company has many competitors in the advanced composite materials business, ranging in size from large, international corporations to small regional producers. Several of the Company’s largest competitors are vertically integrated. Some of the Company’s competitors may also serve as a supplier to the Company. The Company competes for business on the basis of responsiveness, product performance, innovative new product development, product qualification listing and price.

Advanced Composite Parts

On April 1, 2008, the Company’s wholly owned subsidiary, Park Aerospace Structures Corp., acquired substantially all the assets and business of Nova Composites, Inc. located in Lynnwood, Washington for a cash purchase price of $4.5 million paid at the closing of the acquisition and up to an additional $5.5 million payable over five years depending on the achievement of specified earn-out objectives. Park Aerospace Structures Corp. manufactures aircraft composite parts and the tooling for such parts. These composite parts are manufactured with carbon, fiberglass and other reinforcements impregnated with formulated resins. These impregnated reinforcements, sometimes know as “prepregs”, are supplied by other subsidiaries of Park, as well as independent companies. Park’s composite parts product line is marketed and sold as Park’s Nova™ product line.

Backlog

The Company records an item as backlog when it receives a purchase order specifying the number of units to be purchased, the purchase price, specifications and other customary terms and conditions. At May 3, 2009, the unfilled portion of all purchase orders received by the Company and believed by it to be firm was approximately $5,397,000, compared to $7,636,000 at May 4, 2008.

Various factors contribute to the size of the Company’s backlog. Accordingly, the foregoing information may not be indicative of the Company’s results of operations for any period subsequent to the fiscal year ended March 1, 2009.

Patents and Trademarks

The Company holds several patents and trademarks or licenses thereto. In the Company’s opinion, some of these patents and trademarks are important to its products. Generally, however, the Company does not believe that an inability to obtain new, or to defend existing, patents and trademarks would have a material adverse effect on the Company.

Employees

At March 1, 2009, the Company had 615 employees. Of these employees, 483 were engaged in the Company’s printed circuit materials operations, 88 in its advanced composite materials and parts operations and 44 consisted of executive personnel and general administrative staff. None of the Company’s employees are subject to a collective bargaining agreement. Management considers its employee relations to be good.

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

The Company and certain of its subsidiaries have been named by the Environmental Protection Agency (the “EPA”) or a comparable state agency under the Comprehensive Environmental Response, Compensation and Liability Act (the “Superfund Act”) or similar state law as potentially responsible parties in connection with alleged releases of hazardous substances at nine sites. In addition, two subsidiaries of the Company have received cost recovery claims under the Superfund Act from other private parties involving two other sites, and a subsidiary of the Company has received requests from the EPA under the Superfund Act for information with respect to its involvement at three other sites.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters” included in Item 7 of Part II of this Report and Note 16 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report.

ITEM 1A.  RISK FACTORS.

The business of the Company faces numerous risks, including those set forth below or those described elsewhere in this Form 10-K Annual Report or in the Company's other filings with the Securities and Exchange Commission. The risks described below are not the only risks that the Company faces, nor are they necessarily listed in order of significance. Other risks and uncertainties may also affect the Company’s business. Any of these risks may have a material adverse effect on the Company's business, financial condition, results of operations or cash flow.

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

The Company’s cost of sales and results of operations were affected by increases in utility costs in the Company’s fiscal year ended March 1, 2009.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this Report.

The Company is vulnerable to an increase in the price of certain raw materials.

There are a limited number of qualified suppliers of the principal materials used by the Company in its manufacture of printed circuit materials, advanced composite materials and composite parts. Substitutes for these materials are not readily available, and in the past there have been shortages in the market for certain of these materials. These shortages could materially increase the Company's cost of operations. Raw material substitutions for certain aircraft related products may require governmental (such as Federal Aviation Administration) approval.

During the first and second quarters of the Company’s 2007 and 2008 fiscal years, the Company incurred significant increases in the cost of copper foil, one of the Company’s primary raw materials, and the Company passed a substantial portion of such increases through to its customers. See “Business—Printed Circuit Materials—Materials and Sources of Supply” in Item 1 of Part I of this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this Report.

The Company's customer base is highly concentrated, and the loss of one or more customers could affect the Company's business.

A loss of one or more key customers could affect the Company's profitability.  The Company's customer base is concentrated, in part, because the Company's business strategy has been to develop long-term relationships with a select group of customers. During the Company's fiscal year ended March 1, 2009, the Company's ten largest customers accounted for approximately 67% of net sales. The Company expects that sales to a relatively small number of customers will continue to account for a significant portion of its net sales for the foreseeable future. See "Business—Printed Circuit Materials—Customers and End Markets” and “Business—Advanced Composite Materials—Customers and End Markets” in Item 1 of Part I of this Report.

The Company's business is dependent on the electronics and aerospace industries which are cyclical in nature.

The electronics and aerospace industries are cyclical and have experienced recurring cycles. The downturns, such as occurred in the electronics industry during the first quarter of the Company's fiscal year ended March 3, 2002, can be unexpected and have often reduced demand for, and prices of, printed circuit materials, advanced composite materials and composite parts. This potential reduction in demand and prices could have a negative impact on the Company’s business.

In addition, the Company is subject to the effects of general regional and global economic and financial conditions, such as the worldwide economic and financial crises that occurred in the second half of the Company’s fiscal year ended March 1, 2009 and that is continuing in the first quarter of the Company’s fiscal year ending February 28, 2010.

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

New York property, are used principally as manufacturing and warehouse facilities.

Location	Owned or Leased	Use	Size (Square Footage)

Melville, NY	Leased	Administrative Offices	8,000
Fullerton, CA	Leased	Electronic Materials	95,000
Anaheim, CA	Leased	Electronic Materials	26,000
Tempe, AZ	Leased	Electronic Materials	87,000
Lannemezan, France	Owned	Electronic Materials	29,000
Singapore	Leased	Electronic Materials	128,000
Zhuhai, China	Leased	Electronic Materials	40,000
Waterbury, CT	Leased	Advanced Composites	100,000
Newton, KS	Leased	Advanced Composites	50,000
Singapore	Leased	Advanced Composites	24,000
Lynnwood, WA	Leased	Aerospace Parts	21,000

The advanced composites facility in Newton, Kansas was constructed during the 2009 fiscal year and is currently undergoing equipment testing and qualification.

The Company believes its facilities and equipment to be in good condition and reasonably suited and adequate for its current needs. During the 2009, 2008 and 2007 fiscal years, certain of the Company's printed circuit materials manufacturing facilities were utilized at less than 50% of their designed capacity.

During the 2009 fiscal year fourth quarter, the Company closed its New England Laminates Co., Inc. business unit located in Newburgh, New York, which had a facility consisting of approximately 171,000 square feet, and its Neltec Europe SAS business unit in Mirebeau, France, which had a facility consisting of approximately 81,000 square feet; and the Company is attempting to sell its interests in both such facilities.

ITEM 3.   LEGAL PROCEEDINGS.

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

EXECUTIVE OFFICERS OF THE REGISTRANT.

Name	Title	Age
Brian E. Shore	Chief Executive Officer, President and a Director	57
Stephen E. Gilhuley	Executive Vice President, Secretary and General Counsel	64
P. Matthew Farabaugh	Vice President and Controller	48
Anthony W. DiGaudio	Vice President of Marketing and Sales	39
Margaret M. Kendrick	Vice President of Operations	49

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

Ms. Kendrick was appointed Vice President of Operations effective April 13, 2009.  Previously, she was Vice President of North American Operations of the Company since her appointment to that position in September 2008. She had been President of the Company’s Nelco Products, Inc. subsidiary in California from January 2004 to October 2008. Prior to January 2004, she served as Vice President of Global Materials for the Company. Ms. Kendrick originally joined the Company in 1984. She is also currently Vice President of Global Supplier Relations of the Company.

There are no family relationships between the directors or executive officers of the Company.

Each executive officer of the Company serves at the pleasure of the Board of Directors of the Company.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Common Stock is listed and trades on the New York Stock Exchange (trading symbol PKE). (The Common Stock also trades on the Chicago Stock Exchange.) The following table sets forth, for each of the quarterly periods indicated, the high and low sales prices for the Common Stock as reported on the New York Stock Exchange Composite Tape and dividends declared on the Common Stock.

For the Fiscal Year	Stock Price		Dividends
Ended March 1, 2009	High	Low	Declared
First Quarter	$30.55	$22.58	$.08
Second Quarter	29.83	22.77	.08
Third Quarter	30.91	12.99	.08
Fourth Quarter	21.64	15.28	.08

For the Fiscal Year	Stock Price		Dividends
Ended March 2, 2008	High	Low	Declared
First Quarter	$29.87	$25.68	$.08
Second Quarter	33.99	26.05	1.58(a)
Third Quarter	37.17	28.16	.08
Fourth Quarter	31.66	21.11	.08

(a)
During the 2008 fiscal year second quarter, the Company declared its regular quarterly cash dividend of $0.08 per share in June 2007, and in July 2007 the Company announced that its Board of Directors had declared a one-time, special cash dividend of $1.50 per share, payable August 22, 2007 to stockholders of record on August 1, 2007.

As of May 11, 2009, there were approximately 840 holders of record of Common Stock.

The Company expects, for the immediate future, to continue to pay regular cash dividends.

The following table provides information with respect to shares of the Company’s Common Stock acquired by the Company during each month included in the Company’s 2009 fiscal year fourth quarter ended March 1, 2009.

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or	Value) of Shares
	Total		Units)Purchased	(or Units) that
	Number of	Average	As Part of	May Yet Be
	Shares (or Units)	Price Paid Per Share	Publicly Announced Plans	Purchased Under The Plans or
Period	Purchased	(or Unit)	or Programs	Programs

December 1 - January 1	0	-	0

January 2 – February 1	0	-	0

February 2 – March 1	0	-	0

Total	0	-	0	2,000,000 (a)

(a)           Aggregate number of shares available to be purchased by the Company pursuant to a share purchase authorization announced on October 20, 2004. Pursuant to such authorization, the Company is authorized to purchase its shares from time to time on the open market or in privately negotiated transactions.

ITEM 6.   SELECTED FINANCIAL DATA.

The following selected consolidated financial data of Park and its subsidiaries is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements, related Notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein. Insofar as such consolidated financial information relates to the five fiscal years ended March 1, 2009 and is as of the end of such periods, it is derived from the Consolidated Financial Statements for the five fiscal years ended March 1, 2009 and as of such dates audited by Grant Thornton LLP, independent auditor. The Consolidated Financial Statements as of March 1, 2009 and March 2, 2008 and for the three years ended March 1, 2009, together with the independent auditor’s report for the three years ended March 1, 2009, appear in Item 8 of Part II of this Report.

	Fiscal Year Ended
	(In thousands, except per share amounts)
	March 1, 2009	March 2, 2008	February 25, 2007	February 26, 2006	February 27, 2005

STATEMENTS OF EARNINGS INFORMATION:

Net sales	$200,062	$241,852	$257,377	$222,251	$211,187
Cost of sales	156,638	179,398	193,270	167,650	167,937
Gross profit	43,424	62,454	64,107	54,601	43,250
Selling, general and administrative expenses	24,806	27,159	26,682	25,129	26,960
Insurance arrangement termination charge	-	-	1,316	-	-
Asset impairment charge	3,967	-	-	2,280	-
Realignment and severance charges (Note 12)	2,290	1,362	-	889	625
Gain on insurance settlement	-	-	-	-	(4,745)
Earnings from operations	12,361	33,933	36,109	26,303	20,410
Interest and other income, net	6,648	9,361	8,033	6,056	3,386
Earnings from continuing operations before income taxes	19,009	43,294	44,142	32,359	23,796
Income tax provision from continuing operations	495	8,615	4,351	5,484	2,191
Net earnings from continuing operations	18,514	34,679	39,791	26,875	21,605
Gain from discontinued operations (Note 11)	16,486	-	-	-	-
Net earnings	$35,000	$34,679	$39,791	$26,875	$21,605

Basic earnings per share:
Net earnings from continuing operations	$.90	$1.71	$1.97	$1.34	$1.09
Gain from discontinued operations	.81	-	-	-	-
Basic earnings per share	$1.71	$1.71	$1.97	$1.34	$1.09

Diluted earnings per share:
Net earnings from continuing operations	$.90	$1.70	$1.96	$1.33	$1.08
Gain from discontinued operations	.81	-	-	-	-
Diluted earnings per share	$1.71	$1.70	$1.96	$1.33	$1.08

Cash dividends per common share	$.32	$1.82	$1.32	$1.32	$1.26

Weighted average number of common shares outstanding:
Basic	20,441	20,305	20,175	20,047	19,879
Diluted	20,486	20,364	20,317	20,210	20,075

BALANCE SHEET INFORMATION:
Working capital	$239,645	$239,060	$233,767	$214,934	$206,714
Total assets	327,579	327,407	321,922	311,312	307,311
Long-term debt	-	-	-	-	-
Stockholders' equity	295,709	269,172	264,167	245,423	242,857

See Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General:

Park is a global advanced materials company which develops, manufactures, markets and sells high-technology digital and RF/microwave printed circuit materials principally for the telecommunications and internet infrastructure and high-end computing markets and advanced composite materials and parts principally for the aerospace markets. Park’s core capabilities are in the areas of polymer chemistry formulation and coating technology. Park also specializes in the manufacture of complex composite aircraft and space vehicle parts. The Company’s manufacturing facilities are located in Singapore, China, France, Connecticut, Kansas, Arizona, California and Washington. The Company’s products are marketed and sold under the Nelco®, Nelcote® and Nova™ names.

The comparisons of the Company’s results of operations for its 2009 fiscal year ended March 1, 2009 to the Company’s results of operations for its 2008 fiscal year ended March 2, 2008 and the comparisons of the Company’s results of operations for its 2008 fiscal year to the Company’s results of operations for its 2007 fiscal year ended February 25, 2007 are impacted by the facts that the 2008 fiscal year consisted of 53 weeks and the 2009 and 2007 fiscal years each consisted of 52 weeks.

The Company’s total net sales declined in the fiscal year ended March 1, 2009 compared to the fiscal year ended March 2, 2008 as a result of decreases in sales of the Company’s printed circuit materials products in North America, Asia and Europe, following a decline in the Company’s total net sales in the fiscal year ended March 2, 2008 compared to the fiscal year ended February 25, 2007 as a result of decreases in sales of the Company’s printed circuit materials products in North America and Europe. These decreases in sales of the Company’s printed circuit materials were only partially offset by increases in sales of the Company’s advanced composite materials in the 2009 fiscal year compared to the 2008 fiscal year and in the 2008 fiscal year compared to the 2007 fiscal year and, in the 2009 fiscal year, by the addition of sales of the Company’s advanced composite parts products as a result of the Company’s acquisition of the composite parts business of Nova Composites in Lynnwood, Washington in the 2009 fiscal year first quarter.

As a result of the declines in the Company’s total net sales in the 2009 and 2008 fiscal years compared to the immediately preceding fiscal years, the Company’s earnings from continuing operations were lower in the 2009 fiscal year than in the 2008 fiscal year and lower in the 2008 fiscal year than in the 2007 fiscal year.

The significant decreases in sales of printed circuit materials products, combined with, among other things, substantial losses at the Company’s Neltec Europe SAS electronic materials business unit in Mirebeau, France, resulted in lower gross profits and lower earnings from continuing operations in the 2009 fiscal year compared to the 2008 fiscal year. The declines in the Company’s operating and earnings performances during the 2009 fiscal year compared to the 2008 fiscal year were partially offset by higher percentages of sales of higher margin, high performance printed circuit materials and advanced composite materials products during the 2009 fiscal year and by the benefits resulting from the restructurings of the Company’s

Neltec Europe SAS and Neltec SA business units in the 2008 fiscal year and from the workforce reductions at the Nelco Products, Inc., Neltec, Inc. and Nelco Products Pte. Ltd. business units and the closures of the New England Laminates Co., Inc. and Neltec Europe SAS business units in the 2009 fiscal years, all described elsewhere in this Discussion.

The Company’s net earnings for the 2009 fiscal year were significantly increased by a discontinued operations benefit of $16.5 million recorded by the Company in the 2009 fiscal year fourth quarter related to the elimination of a liability from discontinued operations of the Company’s Dielektra GmbH subsidiary located in Germany as a result of certain legal proceedings in Germany. The Company’s earnings were also increased by a tax benefit of $4.7 million recorded by the Company in the 2009 fiscal year fourth quarter related to the elimination of certain valuation allowances resulting principally from the closure of the Company’s New England Laminates Co., Inc. electronic materials business unit located in Newburgh, New York and by a tax benefit of $1.2 million recorded by the Company in the 2009 fiscal year fourth quarter related to one-time pre-tax charges also recorded by the Company in such quarter for the aforementioned closure of the Company’s New England Laminates Co., Inc. business unit and the closure of the Company’s Neltec Europe SAS electronic materials business unit located in Mirebeau, France and for a workforce reduction and an asset impairment at the Company’s Nelco Products Pte. Ltd. electronic materials and advanced composite materials business unit in Singapore. Such benefits were partially offset by the one-time pre-tax charges of $5.7 million recorded by the Company in the 2009 fiscal year fourth quarter related to the aforementioned business unit closures, workforce reduction and asset impairment and by a one-time pre-tax charge of $0.6 million recorded by the Company in the 2009 fiscal year third quarter related to restructurings at certain of its North American and European business units.

The Company’s net earnings for the fiscal year ended March 2, 2008 were increased by a tax benefit of $1.5 million recorded by the Company in the 2008 fiscal year fourth quarter resulting from the reduction of tax reserves in the United States related to transfer pricing and were reduced by a charge of $1.4 million recorded by the Company in the 2008 fiscal year fourth quarter for employment termination benefits and other expenses related to a restructuring and workforce reduction at the Company’s Neltec Europe SAS business unit.

The markets for the Company’s printed circuit materials products have contracted from the levels that existed in the 2007 fiscal year. Consequently, sales of the Company’s printed circuit materials products decreased in the 2009 fiscal year compared to the 2008 fiscal year and in the 2008 fiscal year compared to the 2007 fiscal year. The markets for the Company’s advanced composite materials and parts continued to be relatively strong during the first half of the 2009 fiscal year, and sales of the Company’s advanced composite materials products increased in the 2009 fiscal year compared to the 2008 fiscal year and in the 2008 fiscal year compared to the prior fiscal year principally as a result of the Company’s marketing and sales efforts.

The global markets for the Company’s printed circuit materials products continue to be very difficult to forecast, and it is not clear to the Company what the condition of the global markets for the Company’s printed circuit materials products will be in the 2010 fiscal year. Further, the Company is not able to predict the impact the current global financial and credit crisis will have on the markets for its advanced composite materials and parts products in the 2010 fiscal year.

As previously reported, in the first quarter of the Company’s 2009 fiscal year, the Company’s new wholly owned subsidiary, Park Aerospace Structures Corp., acquired substantially all the assets and business of Nova Composites, Inc., a manufacturer of composite parts and the tooling for such parts, located in Lynnwood, Washington, for a cash purchase price of $4.5 million paid at the closing of the acquisition and up to an additional $5.5 million payable over five years depending on the achievement of specified earn-out objectives.

In addition, in the fourth quarter of the Company’s 2009 fiscal year, the Company completed the construction of a new development and manufacturing facility in Newton, Kansas to produce advanced composite materials principally for the aircraft industry. The Company spent approximately $15 million on the facility and equipment in Kansas.

In the fourth quarter of the 2009 fiscal year, the Company recorded a discontinued operation benefit of $16.5 million related to the elimination of a liability from discontinued operations of the Company’s Dielektra GmbH subsidiary located in Germany as a result of certain legal proceedings in Germany.

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

In the fourth quarter of the 2008 fiscal year, the Company also recorded a tax benefit of $1.5 million relating to the reduction of tax reserves in the United States related to transfer pricing.

In the 2007 fiscal year, the Company completed the construction of a new manufacturing facility in the Zhuhai Free Trade Zone in Guangdong Province in southern China. During the 2008 fiscal year, the Company modified certain of the equipment in this facility so that it can laminate PTFE based circuitry materials in Asia. In addition, the Company upgraded its printed circuit materials treating operation in Singapore during the 2007 fiscal year so that such operation is capable of treating the Company’s full line of advanced printed circuit materials in Singapore, except polytetrafluoroethylene (“PTFE”) materials.

While the Company continues to invest in its business, it also continues to make additional adjustments to certain of its operations, which have resulted in workforce reductions and plant closures.

In the 2008 fiscal year fourth quarter, the Company’s Neltec Europe SAS electronic materials business unit located in Mirebeau, France, completed a restructuring of its operations and a reduction of its workforce in response to the continuing erosion of the markets for electronic materials in Europe and the continuing migration of such markets to Asia, and the Company recorded a one-time charge of approximately $1.4 million in such quarter for employment termination benefits and other expenses resulting from such restructuring and workforce reduction. In addition, in the 2006 fiscal year first and second quarters, the Company reduced the size of the workforce at its Neltec Europe SAS business unit as a result of deterioration of the European market for high-technology printed circuit materials, and it recorded an employment termination benefits charge of $0.9 million during the 2006 fiscal year.

Despite the restructurings implemented in the 2006 and 2008 fiscal years, Neltec Europe generated significant operating losses in the second and third quarters of the 2009 fiscal year. In the 2009 fiscal year third quarter, the Company announced that its Neltec Europe SAS and Neltec SA business units were proposing to restructure their operations and that, as a major component of such restructurings, Neltec Europe SAS was proposing to close completely its operations and had commenced an information and consultation process with its employees regarding the proposed closure in accordance with French law. Although the Company intends to continue the operations of its Neltec SA RF/microwave electronic materials business unit located in Lannemezan, France, the proposed restructuring included a reorganization of certain of the activities of Neltec SA. Neltec Europe SAS proposed to close fully its operations in response to the very serious erosion of the markets for digital electronic materials in Europe and the migration of such markets to Asia. The market for such products in Europe had eroded to the point where the Company believed it was not possible for the Neltec Europe SAS business to be viable. Neltec Europe SAS completed the information and consultation process with its employees early in the 2009 fiscal year fourth quarter, and the Company implemented the plant closure and recorded a one-time pre-tax charge of $4.1 million, reduced by $4.0 million of non-cash cumulative currency translation adjustment recapture, in the fourth quarter of the Company’s 2009 fiscal year.

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

In addition, in the 2009 fiscal year fourth quarter, the Company implemented a workforce reduction at its Nelco Products Pte. Ltd. high-technology electronics circuitry materials and advanced composite materials business unit located in Singapore and as a result of this workforce reduction, the Company recorded a charge of $0.4 million in the fourth quarter of the 2009 fiscal year.

Also, in the 2009 fiscal year fourth quarter, the Company’s New England Laminates Co., Inc. electronic materials business unit located in Newburgh, New York closed its operations in response to the very serious erosion of the markets for electronic materials in North America, and as the result of this closure, the Company recorded a one-time pre-tax charge of $1.2 million in the fourth quarter of the 2009 fiscal year.

Since the closures of the Neltec Europe SAS and New England Laminates Co., Inc. business units, the Company has been supplying and supporting customers of such business units from the Company’s electronic materials operations in Fullerton, California and Tempe, Arizona.

The total one-time pre-tax charges related to the restructurings of the Company’s Neltec Europe SAS and Neltec SA business units in the 2009 fiscal year, the workforce reductions at the Nelco Products, Inc., Neltec, Inc. and Nelco Products Pte. Ltd. business units and the closures of the New England Laminates Co., Inc. and the Neltec Europe SAS business units, all described above, and related to an asset impairment at the Company’s business unit in Singapore recorded by the Company in the 2009 fiscal year were $6.3 million, net of the recapture of non-cash cumulative currency translation adjustments totaling $4.0 million recognized by the Company in the 2009 fiscal year fourth quarter relating to the closure of the Neltec Europe SAS business unit.

During the 2007 fiscal year, the Company recorded a pre-tax charge of $1.3 million in connection with the termination of an insurance arrangement with Jerry Shore, the Company’s founder and former Chairman, President and Chief Executive Officer, and recognized a $0.5 million tax benefit relating to this insurance termination charge. The termination of the insurance arrangement involved a payment of $1.3 million by the Company to Mr. Shore in January 2007, which resulted in a net cash cost to the Company of $0.7 million, after the Company’s receipt of a portion of the cash surrender value of the insurance policies. During the 2007 fiscal year, the Company also recognized a tax benefit of $3.5 million relating to the elimination of certain valuation allowances previously established relating to deferred tax assets in the United States and a tax benefit of $1.4 million relating to the elimination of reserves no longer required as the result of the completion of a tax audit.

Fiscal Year 2009 Compared with Fiscal Year 2008:

The Company’s total net sales worldwide and its total net sales of printed circuit materials declined, while its total net sales of its advanced composite materials and parts increased, in the fiscal year ended March 1, 2009 compared to the fiscal year ended March 2, 2008 as a result of declines in net sales of printed circuit materials in North America, Europe and Asia.

The reduced sales in the 2009 fiscal year resulted in significantly lower gross profit and gross profit margin in the 2009 fiscal year than in the 2008 fiscal year, following a slight improvement in the Company’s gross profit margin in the 2008 fiscal year compared to the 2007 fiscal year.

The Company’s gross profit in the 2009 fiscal year was substantially lower than the gross profit in the prior fiscal year primarily as a result of reduced total sales of printed circuit materials products, which were partially offset by higher percentages of sales by the Company of its higher margin, high performance printed circuit materials products and advanced composite materials and parts and by the benefits resulting from the restructurings of the Company’s Neltec Europe SAS and Neltec SA business units in the 2008 fiscal year and from the workforce reductions at the Nelco Products, Inc., Neltec, Inc. and Nelco Products Pte. Ltd. business units and the closures of the New England Laminates Co., Inc. and Neltec Europe SAS business units in the 2009 fiscal year, all described elsewhere in this Discussion.

Sales of the Company’s advanced composite materials and parts increased during the 2009 fiscal year primarily as a result of the Company’s marketing and sales efforts and the addition of sales of the Company’s advanced composite parts as a result of the Company’s acquisition of the advanced composites parts manufacturing business of Nova Composites in Lynnwood, Washington in the 2009 fiscal year first quarter. Sales of advanced composite materials and parts were 13% of the Company’s total net sales worldwide in the 2009 fiscal year compared to 9% in the 2008 fiscal year.

The Company’s earnings in the 2009 fiscal year were enhanced by a tax benefit of $4.7 million recorded by the Company in the 2009 fiscal year fourth quarter related to the elimination of certain valuation allowances resulting principally from the closure of the Company’s New England Laminates Co., Inc. electronic materials  business unit located in Newburgh, New York and by a tax benefit of $1.2 million recorded by the Company in the 2009 fiscal year fourth quarter related to one-time pre-tax charges also recorded by the Company in such quarter for the aforementioned closure of the Company’s New England Laminates Co., Inc. business unit and the closure of the Company’s Neltec Europe SAS electronic materials business unit located in Mirebeau, France and for a workforce reduction and an asset impairment at the Company’s Nelco Products Pte. Ltd. electronic materials and advanced composite materials business unit in Singapore. Such benefits were offset by the one-time pre-tax charges of $5.7 million recorded by the Company in the 2009 fiscal year fourth quarter related to the aforementioned business unit closures, workforce reduction and asset impairment and a one-time pre-tax charge of $0.6 million recorded by the Company in the 2009 fiscal year third quarter related to restructurings at certain of its North American and European business units.

The Company’s net earnings in the 2009 fiscal year were also significantly increased by a discontinued operations benefit of $16.5 million recorded by the Company in the 2009 fiscal year fourth quarter related to the elimination of a liability from discontinued operations of the Company’s Dielektra GmbH subsidiary located in Germany.

The Company’s results of operations in the 2008 fiscal year were slightly enhanced by a tax benefit of $1.5 million recorded by the Company in the 2008 fiscal year fourth quarter resulting from the reduction of tax reserves in the United States related to transfer pricing, which was partially offset by a charge of $1.4 million recorded by the Company in the 2008 fiscal year fourth quarter for employment termination benefits and other expenses resulting from a restructuring and workforce reduction at the Company’s Neltec Europe SAS electronic materials business unit located in Mirebeau, France.

Results of Operations

The Company’s total net sales worldwide for the fiscal year ended March 1, 2009 declined 17% to $200.1 million from $241.9 million for the fiscal year ended March 2, 2008. The decline in net sales was the result of decreased sales of the Company’s printed circuit materials in North America, Europe and Asia which were only partially offset by increased sales of the

Company’s high performance printed circuit materials and advanced composite materials and parts.

The Company's foreign sales were $96.3 million, or 48% of the Company's total net sales worldwide, during the 2009 fiscal year, compared with $120.9 million of sales, or 50% of total net sales worldwide, during the 2008 fiscal year and 47% of total net sales worldwide during the 2007 fiscal year. The Company's foreign sales during the 2009 fiscal year decreased 20% from the 2008 fiscal year primarily as a result of decreases in sales in Europe and Asia.

For the fiscal year ended March 1, 2009, the Company’s sales in North America, Asia and Europe were 52%, 37% and 11%, respectively, of the Company’s total net sales worldwide compared with 50%, 37% and 13%, respectively, for the fiscal year ended March 2, 2008. The Company’s sales in Asia declined 19%, its sales in North America declined 14% and its sales in Europe declined 25% in the 2009 fiscal year compared to the 2008 fiscal year.

The overall gross profit as a percentage of net sales for the Company's worldwide operations declined to 21.7% during the 2009 fiscal year compared to 25.8% during the 2008 fiscal year. The deterioration in the gross profit margin was attributable primarily to reduced sales volumes, which were only partially offset by higher percentages of sales of higher margin, high performance printed circuit materials products and advanced composite materials and parts and by the benefits resulting from the restructurings of the Company’s Neltec Europe SAS and Neltec SA business units in the 2008 fiscal year and from the workforce reductions at the Nelco Products, Inc., Neltec, Inc. and Nelco Products Pte. Ltd. business units and the closures of the New England Laminates Co., Inc. and Neltec Europe SAS business units in the 2009 fiscal year, all described elsewhere in this Discussion.

During the fiscal year ended March 1, 2009, the Company’s total net sales worldwide of high temperature printed circuit materials, which included high performance materials (non-FR4 printed circuit materials), were 100% of the Company’s total net sales worldwide of printed circuit materials, compared with 99% for last fiscal year.

The Company’s high temperature printed circuit materials include its high performance materials (non-FR4 printed circuit materials), which consist of high-speed, low-loss materials for digital and RF/microwave applications requiring lead-free compatibility and high bandwidth signal integrity, bismalimide triazine (“BT”) materials, polyimides for applications that demand extremely high thermal performance, cyanate esters, and PTFE materials for RF/microwave systems that operate at frequencies up to 77GHz.

During the fiscal year ended March 1, 2009, the Company’s total net sales worldwide of high performance printed circuit materials (non-FR4 printed circuit materials) were 61% of the Company’s total net sales worldwide of printed circuit materials, compared with 52% for last fiscal year.

The Company’s cost of sales decreased by 13% in the 2009 fiscal year from the 2008 fiscal year as a result of lower sales and lower production volumes in the 2009 fiscal year than in the 2008 fiscal year. However, the Company’s cost of sales as a percentage of net sales increased in the 2009 fiscal year compared to the prior year resulting in a gross profit margin percentage decline, which was attributable to lower sales volumes in the 2009 fiscal year and the impact of currency translation on costs incurred in Singapore dollars and increases in utility costs in the 2009 fiscal year, partially offset by higher percentages of sales of higher margin, high performance printed circuit materials and advanced composite materials products in the 2009 fiscal year.

Selling, general and administrative expenses decreased by $2.4 million, or by 9%, during the 2009 fiscal year compared to the 2008 fiscal year, but these expenses, measured as a percentage of sales, were 12.4% during the 2009 fiscal year compared to 11.2% during the 2008 fiscal year. The higher percentage in the 2009 fiscal year was the result of lower sales in such year. Selling, general and administrative expenses included $1.2 million for the 2009 fiscal year for stock option expenses compared to $1.4 million for the 2008 fiscal year, which the Company recorded pursuant to Statement of Financial Accounting Standards 123(R).

In the 2009 fiscal year fourth quarter, the Company recorded one-time pre-tax charges of $5.7 million related to the closure of the Company’s New England Laminates Co., Inc. electronic materials business unit located in Newburgh, New York and the closure of the Company’s Neltec Europe SAS electronic materials business unit located in Mirebeau, France and related to a workforce reduction and an asset impairment at the Company’s Nelco Products Pte. Ltd. electronic materials and advanced composite materials business unit in Singapore, and recognized tax benefits of $1.2 million related to these charges and a tax benefit of $4.7 million related to the elimination of valuation allowances resulting principally from the aforementioned closure of the Company’s New England Laminates Co., Inc. business unit. In the 2009 fiscal year third quarter, the Company recorded a pre-tax charge of $0.6 million related to the restructurings at certain of its North American and European business units.

During the 2008 fiscal year, the Company recorded a charge of $1.4 million for employment termination benefits and other expenses resulting from the restructuring and workforce reduction at the Company’s Neltec Europe SAS electronic materials business unit located in Mirebeau, France and a tax benefit of $1.5 million resulting from the reduction of tax reserves in the United States related to transfer pricing.

For the reasons set forth above, the Company’s earnings from continuing operations for the 2009 fiscal year, including the charges described above relating to the facility closures and asset impairment and the restructurings at certain of the Company’s North American and European business units and the tax benefits described above relating to the facility closure and asset impairment charges and to the elimination of valuation allowances, were $12.4 million compared to earnings from continuing operations for the 2008 fiscal year, including the charge described above for the restructuring and workforce reduction at the Company’s Neltec Europe SAS electronic materials business unit and the tax benefit relating to the reduction of tax reserves, of $33.9 million. The net impacts of the charges and tax benefits described above were to decrease earnings from continuing operations by $6.3 million for the 2009 fiscal year and to decrease earnings from continuing operations by $1.4 million for the 2008 fiscal year.

Interest and other income, net, principally investment income, declined 29% to $6.6 million for the 2009 fiscal year from $9.4 million for the 2008 fiscal year. The decline in investment income was attributable to lower prevailing interest rates partially offset by higher levels of cash available for investment during the 2009 fiscal year than during the 2008 fiscal year. The Company's investments were primarily in short-term instruments and money market funds. The Company incurred no interest expense during the 2009, 2008 or 2007 fiscal years. See "Liquidity and Capital Resources" elsewhere in this Item 7.

The Company's effective income tax rate was 2.6% for the 2009 fiscal year compared to 19.9% for the 2008 fiscal year. The Company's effective income tax rate for continuing operations, excluding the tax benefits and the charges described above, for the 2009 fiscal year was 25.4% compared to 22.7% for the 2008 fiscal year.

The Company’s net earnings from continuing operations for the 2009 fiscal year, including the charges and tax benefits described above, were $18.5 million compared to net earnings from continuing operations for the 2008 fiscal year, including the charge and tax benefit described above, of $34.7 million. The net impacts of the charges and tax benefits described above were to increase net earnings from continuing operations by $0.3 million for the 2009 fiscal year and to decrease net earnings from continuing operations by $0.1 million for the 2008 fiscal year.

In the 2009 fiscal year fourth quarter, the Company also recorded a discontinued operations benefit of $16.5 million related to the elimination of a liability from discontinued operations of its Dielektra GmbH subsidiary located in Germany.

The Company’s net earnings for the 2009 fiscal year, including the charges and tax benefits described above and the discontinued operations benefit described above, were $35.0 million compared to net earnings for the 2008 fiscal year, including the charge and tax benefit described above, of $34.7 million. The net impacts of the charges and tax benefits described above and the discontinued operations benefit described above were to increase net earnings by $16.8 million for the 2009 fiscal year and to decrease net earnings by $0.1 million for the 2008 fiscal year.

Basic and diluted earnings per share, including the charges and tax benefits described above and the discontinued operations benefit described above, were $1.71 per share for the 2009 fiscal year compared to basic and diluted earnings per share of $1.71 and $1.70 per share, respectively, including the charge and tax benefit described above, for the 2008 fiscal year. The net impacts of the charges and tax benefits described above were to increase the basic and diluted earnings per share by $0.81 for the 2009 fiscal year.

Fiscal Year 2008 Compared with Fiscal Year 2007:

The Company’s total net sales worldwide and its total net sales of printed circuit materials declined, while its sales of its advanced composite materials increased, in the fiscal year ended March 2, 2008 compared to the fiscal year ended February 25, 2007, following increases in total net sales worldwide in the 2007 fiscal year compared to the 2006 fiscal year.

The reduced sales in the 2008 fiscal year resulted in a slightly lower gross profit in the 2008 fiscal year than in the 2007 fiscal year, although the Company experienced a slight improvement in the Company’s gross profit margin in the 2008 fiscal year, following substantial improvements in the

2007 fiscal year compared to the 2006 fiscal year and in the 2006 fiscal year compared to the 2005 fiscal year.

The Company’s gross profit in the 2008 fiscal year was lower than its gross profit in the prior fiscal year primarily as a result of reduced total sales of printed circuit materials products, which were less than offset by higher percentages of sales by the Company of its higher margin, high performance printed circuit materials products and a higher percentage of sales by the Company’s operations in Singapore.

Sales of the Company’s advanced composite materials products increased during the 2008 fiscal year primarily as a result of the strength of the aerospace markets for advanced composite materials. Sales of advanced composite materials were 9% of the Company’s total net sales worldwide in the 2008 fiscal year and 8% of the Company’s total net sales worldwide in the 2007 fiscal year.

The Company’s results of operations in the 2008 fiscal year were slightly enhanced by a tax benefit of $1.5 million recorded by the Company in the 2008 fiscal year fourth quarter resulting from the reduction of tax reserves in the United States related to transfer pricing, which was partially offset by a charge of $1.4 million recorded by the Company in the 2008 fiscal year fourth quarter for employment termination benefits and other expenses resulting from a restructuring and workforce reduction at the Company’s Neltec Europe SAS electronic materials business unit located in Mirebeau, France.

The Company’s results of operations in the 2007 fiscal year were enhanced by the tax benefit of $0.7 million recorded by the Company for the recognition of tax credits resulting from operating losses sustained in prior years in France and by the tax benefits of $3.5 million relating to the elimination of certain valuation allowances previously established related to deferred tax assets in the United States, $1.4 million relating to the elimination of reserves no longer required as the result of the completion of a tax audit and $0.5 million relating to the termination of a life insurance agreement with Jerry Shore, the Company’s founder and former Chairman, President and Chief Executive Officer, which benefits were partially offset by a pre-tax charge of $1.3 million relating to the termination of the insurance agreement with Jerry Shore.

Results of Operations

The Company’s total net sales worldwide for the fiscal year ended March 2, 2008 decreased 6% to $241.9 million from $257.4 million for the fiscal year ended February 25, 2007. The decrease in net sales was primarily the result of decreased sales of the Company’s printed circuit materials products in North America and Europe, which were only partially offset by increased sales of the Company’s printed circuit materials products in Asia and by increased sales of the Company’s high technology printed circuit materials and advanced composite materials.

The Company’s foreign sales were $120.9 million, or 50% of the Company’s total net sales worldwide, during the 2008 fiscal year, compared with $119.5 million of sales, or 47% of total net sales worldwide during the 2007 fiscal year and 44% of total net sales worldwide during the 2006 fiscal year. The Company’s foreign sales during the 2008 fiscal year increased 1%

from the 2007 fiscal year primarily as a result of increases in sales by the Company’s operations in Asia.

For the fiscal year ended March 2, 2008, the Company’s sales in North America, Asia and Europe were 50%, 37% and 13%, respectively, of the Company’s total net sales worldwide compared with 54%, 32% and 14%, respectively, for the fiscal year ended February 25, 2007. The Company’s sales in Asia increased 10% in the 2008 fiscal year over the 2007 fiscal year, while its sales in North America decreased 12% and its sales in Europe decreased 18% in the 2008 fiscal year compared to the 2007 fiscal year.

The overall gross profit as a percentage of net sales for the Company’s worldwide operations improved to 25.8% during the 2008 fiscal year compared with 24.9% during the 2007 fiscal year. The improvement in the gross profit margin was attributable to higher percentages of sales of higher margin, high performance printed circuit materials and a higher percentage of sales by the Company’s operations in Singapore, partially offset by higher copper foil costs in the 2008 fiscal year than in the 2007 fiscal year and by lower total sales volumes in the 2008 fiscal year.

During the fiscal year ended March 2, 2008, the Company’s total net sales worldwide of high temperature printed circuit materials, which included high performance materials (non-FR4 printed circuit materials), were 99% of the Company’s total net sales worldwide of printed circuit materials, compared with 97% for the 2007 fiscal year.

The Company’s high temperature printed circuit materials include its high performance materials (non-FR4 printed circuit materials), which consist of high-speed, low-loss materials for digital and RF/microwave applications requiring lead-free compatibility and high bandwidth signal integrity, BT materials, polyimides for applications that demand extremely high thermal performance, cyanate esters, and PTFE materials for RF/microwave systems that operate at frequencies up to 77GHz.

During the fiscal year ended March 2, 2008, the Company’s total net sales worldwide of high performance printed circuit materials (non-FR4 printed circuit materials) were 52% of the Company’s total net sales worldwide of printed circuit materials, compared with 42% for the 2007 fiscal year.

The Company’s cost of sales declined by 7% in the 2008 fiscal year from the 2007 fiscal year as a result of lower sales and lower production volumes in the 2008 fiscal year than in the 2007 fiscal year. The Company’s cost of sales as a percentage of net sales also decreased slightly in the 2008 fiscal year compared to the prior year resulting in a slight gross profit percentage improvement, which was attributable to higher percentages of sales of higher margin, high performance printed circuit materials and a higher percentage of sales by the Company’s operations in Singapore.

Selling, general and administrative expenses increased by $0.5 million, or by 2%, during the 2008 fiscal year compared with the 2007 fiscal year, and these expenses, measured as a percentage of sales, were 11.2% during the 2008 fiscal year compared with 10.4% during the 2007 fiscal year. Such expenses were higher in the 2008 fiscal year primarily as a result of the out-of-pocket expenses incurred by the Company related to its due diligence investigation of Columbia Aircraft Manufacturing Corporation discussed below and the additional week in the 53-week 2008 fiscal year compared to the 52-

week 2007 fiscal year. The higher percentage in the 2008 fiscal year was the result of lower sales in such year and the aforementioned out-of-pocket expenses. In addition, selling, general and administrative expenses in the 2007 fiscal year were reduced by a reduction in the fourth quarter of restructuring reserves established in prior years for the Company’s operations in Europe. Selling, general and administrative expenses included $1.4 million for the 2008 fiscal year for stock option expenses compared to $1.3 million for the 2007 fiscal year, which the Company recorded pursuant to Statement of Financial Accounting Standards 123(R).

In the 2008 fiscal year fourth quarter, the Company recorded a charge of $1.4 million for employment termination benefits and other expenses resulting from the restructuring and workforce reduction at the Company’s Neltec Europe SAS electronic materials business unit located in Mirebeau, France and a tax benefit of $1.5 million resulting from the reduction of tax reserves in the United States related to transfer pricing.

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

For the reasons set forth above, the Company’s earnings from continuing operations for the 2008 fiscal year, including the charge described above for employment termination benefits and other expenses resulting from the workforce reduction in France and the tax benefit described above relating to the reduction of tax reserves, were $33.9 million, and earnings from continuing operations for the 2007 fiscal year, including the charge described above relating to the termination of the life insurance arrangement, were $36.1 million. The net impacts of the charges and tax benefit described above were to decrease earnings from continuing operations by $1.4 million for the 2008 fiscal year and to decrease earnings from continuing operations by $1.3 million for the 2007 fiscal year.

Interest and other income, net, principally investment income, increased 17% to $9.4 million for the 2008 fiscal year from $8.0 million for the 2007 fiscal year. The increase in investment income was attributable to higher prevailing interest rates and larger amounts of cash available for investment during the 2008 fiscal year than during the 2007 fiscal year. The Company's investments were primarily in short-term taxable instruments. The Company incurred no interest expense during the 2008, 2007 or 2006 fiscal years. See "Liquidity and Capital Resources" elsewhere in this Item 7.

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

The Company’s net earnings for the 2008 fiscal year, including the tax benefit described above relating to the reduction of tax reserves and the charge described above for employment termination benefits and other expenses resulting from the workforce reduction in France, were $34.7 million compared to net earnings of $39.8 million for the 2007 fiscal year, including the tax benefits described above relating to the recognition of tax credits in France, the termination of the life insurance arrangement, the elimination of certain valuation allowances and the elimination of reserves no longer required and the charge described above relating to the termination of the life insurance arrangement. The net impacts of the charges and tax benefits described above were to increase net earnings by $4.8 million for the 2007 fiscal year.

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

Liquidity and Capital Resources:

At March 1, 2009, the Company's cash and temporary investments (consisting of marketable securities) were $225.3 million compared to $214.0 million at March 2, 2008, the end of the Company's 2008 fiscal year. The Company's working capital (which includes cash and temporary investments) was $239.6 million at March 1, 2009 compared with $239.1 million at March 2, 2008. Although the Company’s working capital at March 1, 2009 was essentially the same amount as it was at March 2, 2008, the amounts of many of the components of its working capital changed substantially from March 2, 2008 to March 1, 2009. The 5% increase in cash and temporary investments at March 1,

2009 compared with March 2, 2008 was the result of cash provided by operating activities. At March 1, 2009, accounts receivable were 40% lower, accounts payable were 34% lower and inventories were 24% lower than at March 2, 2008 principally as a result of lower production and sales volumes during the period ended March 1, 2009 compared to the period ended March 2, 2008.  The 14% decline in accrued liabilities at March 1, 2009 compared to March 2, 2008 was primarily the result of decreased accruals for compensation programs, environmental matters and professional fees. Income taxes payable were 25% lower at March 1, 2009 than at March 2, 2008 primarily as a result of payments made during the 2009 fiscal year and as a result of lower taxable income.

The Company's current ratio (the ratio of current assets to current liabilities) was 10.9 to 1 at March 1, 2009 compared with 8.5 to 1 at March 2, 2008.

During the 2009 fiscal year, net earnings from the Company’s operations and a net increase in working capital items and the discontinued operations benefit related to the elimination of a liability from discontinued operations of the Company’s Dielektra GmbH subsidiary in Germany resulted in $33.6 million of cash provided by operating activities. This increase in cash provided by operating activities was partially offset by $6.5 million of dividends paid during the 2009 fiscal year. Cash dividends paid were $37.0 million, including a special cash dividend of $30.5 million, during the 2008 fiscal year, and $26.6 million, including a special cash dividend of $20.1 million, during the 2007 fiscal year. Net earnings in the 2008 fiscal year resulted in $41.9 million of cash provided by operating activities.

Net expenditures for property, plant and equipment were $12.2 million, $4.4 million and $3.9 million in the 2009, 2008 and 2007 fiscal years, respectively.

In the first quarter of the Company’s 2009 fiscal year, the Company’s wholly owned subsidiary, Park Aerospace Structures Corp., acquired substantially all the assets and business of Nova Composites, Inc., a manufacturer of aircraft composite parts and the tooling for such parts, located in Lynnwood, Washington, for a cash purchase price of $4.5 million paid at the closing of the acquisition and up to an additional $5.5 million payable over five years depending on the achievement of specified earn-out objectives.

During the 2009 fiscal year, the Company expended approximately $10.2 million for the construction of its new development and manufacturing facility in Newton, Kansas to produce advanced composite materials and for equipment for such facility.

At March 1, 2009 and March 2, 2008, the Company had no long-term debt.

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

The Company's contractual obligations and other commercial commitments to make future payments under contracts, such as lease agreements, consist only of the operating lease commitments, commitments to purchase equipment for the Company’s new development and manufacturing facility in Newton, Kansas described in Note 15 of the Notes to Consolidated Financial Statements included elsewhere in this Report and the Company’s obligation to pay up to an additional $5.5 million over five years in connection with the acquisition of the assets and business of Nova Composites, Inc., described above. The Company has no long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments or contingent commitments, other than two standby letters of credit in the total amount of $1.45 million to secure the Company's obligations under its workers’ compensation insurance program and certain limited energy purchase contracts intended to protect the Company from increased utilities costs.

As of March 1, 2009, the Company’s significant contractual obligations, including payments due by fiscal year, were as follows:

Contractual Obligations (Amounts in thousands)	Total	2010	2011- 2012	2013- 2014	2015 and thereafter

Operating lease obligations	$8,754	$2,335	$3,294	$1,645	$1,480
Equipment purchase obligations	3,483	3,483	-	-	-
Total	$12,237	$5,818	$3,294	$1,645	$1,480

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

In the 2009, 2008 and 2007 fiscal years, the Company charged approximately $(0.7) million, $(0.2) million and $0.0 million, respectively, against pre-tax income for remedial response and voluntary cleanup costs (including legal fees). While annual expenditures have generally been constant from year to year, and may increase over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At March 1, 2009, the amount recorded in accrued liabilities for environmental matters was $0.8 million compared with $2.1 million of liabilities from discontinued operations for environmental matters related to Dielektra and $1.6 million for other environmental matters at March 2, 2008.

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

General

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to sales allowances, accounts receivable, allowances for doubtful accounts, inventories, valuation of long-lived assets, income taxes, restructurings, contingencies and litigation, and pensions and other employee benefit programs. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Restructurings

The Company recorded one-time pre-tax charges of $5.7 million in the fourth quarter of the fiscal year ended March 1, 2009 related to the closure of the Company’s New England Laminates Co., Inc. electronic materials business unit located in Newburgh, New York and the closure of the Company’s Neltec Europe SAS electronic materials business unit located in Mirebeau, France and related to a workforce reduction and an asset impairment at the Company’s Nelco Products Pte. Ltd. electronic materials and advanced composite materials business unit in Singapore. In the 2009 fiscal year third quarter, the Company recorded a one-time pre-tax charge of $0.6 million related to restructurings at certain of its North American and European business units. The Company recorded a one-time pre-tax charge of $1.4 million in the fourth quarter of the fiscal year ended March 2, 2008 in connection with a restructuring and workforce reduction at its Neltec Europe SAS business unit. Such restructuring and workforce reductions are described in Note 12 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this Report.

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

The Company is obligated to pay up to an additional $5.5 million over five years depending on the achievement of specified earn-out objectives in connection with the acquisition by the Company’s wholly owned subsidiary, Park Aerospace Structures Corp., of substantially all the assets and business of Nova Composites, Inc., a manufacturer of composite parts and the tooling for such parts, located in Lynnwood, Washington, in addition to a cash purchase price of $4.5 million paid at the closing of the acquisition on April 1, 2008.

Pension and Other Employee Benefit Programs

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

▪
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

▪
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

▪
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

▪	The Company's success is dependent upon its relationship with key management and technical personnel.

▪
The Company's future success depends in part upon its intellectual property which the Company seeks to protect through a combination of contract provisions, trade secret protections, copyrights and patents.

▪
The market price of the Company’s securities can be subject to fluctuations in response to quarter to quarter variations in operating results, changes in analyst earnings estimates, market conditions in the electronic materials industry, as well as general economic conditions and other factors external to the Company.

▪
The Company's results could be affected by changes in the Company's accounting policies and practices or changes in the Company's organization, compensation and benefit plans, or changes in the Company's material agreements or understandings with third parties.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risks for changes in foreign currency exchange rates and interest rates. The Company's primary foreign currency exchange exposure relates to the translation of the financial statements of foreign subsidiaries using currencies other than the U.S. dollar as their functional currency. The Company does not believe that a 10% fluctuation in foreign exchange rates would have had a material impact on its consolidated results of operations or financial position. The exposure to market risks for changes in interest rates relates to the Company's short-term investment portfolio. This investment portfolio is managed in accordance with guidelines issued by the Company. These guidelines are designed to establish a high quality fixed income portfolio of government and highly rated corporate debt securities with a maximum weighted maturity of less than one year. The Company does not use derivative financial instruments in its investment portfolio. Based on the average anticipated maturity of the investment portfolio at the end of the 2009 fiscal year, a 10% increase in short-term interest rates would not have had a material impact on the consolidated results of operations or financial position of the Company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company's Financial Statements begin on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors of
  Park Electrochemical Corp.

We have audited the accompanying consolidated balance sheets of Park Electrochemical Corp. and subsidiaries (the “Company”) as of March 1, 2009 and March 2, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended March 1, 2009. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Park Electrochemical Corp. and subsidiaries as of March 1, 2009 and March 2, 2008 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended March 1, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Park Electrochemical Corp. and subsidiaries’ internal control over financial reporting as of March 1, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated May 13, 2009 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

New York, New York
May 13, 2009

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 1,	March 2,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$40,790	$100,159
Marketable securities (Note 2)	184,504	113,819
Accounts receivable, less allowance for doubtful accounts of $687 and $750, respectively	22,433	37,466

Inventories (Note 3)	10,677	14,049
Prepaid expenses and other current assets	5,527	5,546
Total current assets	263,931	271,039

Property, plant and equipment, net of accumulated depreciation and amortization (Note 4)	48,777	47,188
Other assets (Note 5)	14,871	9,180
Total assets	$327,579	$327,407

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,480	$12,828
Accrued liabilities (Note 6)	11,425	13,314
Income taxes payable	4,381	5,837
Total current liabilities	24,286	31,979

Deferred income taxes (Note 7)	3,927	4,851
Other liabilities	3,657	4,224
Liabilities from discontinued operations (Note 11)	-	17,181
Total liabilities	31,870	58,235

Commitments and contingencies (Notes 15 and 16)

Stockholders' equity (Note 9):
Preferred stock, $1 par value per share—authorized, 500,000 shares; issued, none	-	-
Common stock, $.10 par value per share—authorized, 60,000,000 shares; issued, 20,470,661 and 20,369,986 shares, respectively	2,047	2,037
Additional paid-in capital	146,934	143,267
Retained earnings	145,107	116,646
Accumulated other comprehensive income	1,622	7,436
	295,710	269,386
Less treasury stock, at cost, 145 and 23,106 shares, respectively	(1)	(214)

Total stockholders' equity	295,709	269,172
Total liabilities and stockholders' equity	$327,579	$327,407

See Notes to Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended
	March 1,	March 2,	February 25,
	2009	2008	2007

Net sales	$200,062	$241,852	$257,377
Cost of sales	156,638	179,398	193,270
Gross profit	43,424	62,454	64,107
Selling, general and administrative expenses	24,806	27,159	26,682
Insurance arrangement termination charge (Note 13)	-	-	1,316
Realignment and severance charges (Note 12)	2,290	1,362	-
Asset impairment charge	3,967	-	-

Earnings from continuing operations	12,361	33,933	36,109

Interest and other income, net	6,648	9,361	8,033

Earnings before income taxes	19,009	43,294	44,142
Income tax provision (Note 7)	495	8,615	4,351
Net earnings from continuing operations	18,514	34,679	39,791
Gain from discontinued operations (Note 11)	16,486	-	-
Net earnings	$35,000	$34,679	$39,791

Earnings per share: Basic earnings per share:
Net earnings from continuing operations	$.90	$1.71	$1.97
Gain from discontinued operations	.81	-	-
Basic earnings per share	$1.71	$1.71	$1.97

Basic weighted average shares	20,441	20,305	20,175

Diluted earnings per share:
Net earnings from continuing operations	$.90	$1.70	$1.96
Gain from discontinued operations	.81	-	-
Diluted earnings per share	$1.71	$1.70	$1.96

Diluted weighted average shares	20,486	20,364	20,317

See Notes to Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share and per share amounts)

					Accumulated
					Other
			Additional		Comprehensive			Comprehensive
	Common Stock		Paid-in	Retained	Income	Treasury Stock		Income
	Shares	Amount	Capital	Earnings	(Loss)	Shares	Amount	(Loss)

Balance, February 26, 2006	20,369,986	$2,037	$137,513	$105,808	$2,435	255,428	$(2,370)

Net earnings				39,791				$39,791
Exchange rate changes					1,684			1,684
Unrealized loss on marketable securities					645			645
Stock option activity			687			(80,236)	745
Stock-based compensation			1,283
Tax benefit on exercise of options			547
Cash dividends ($1.32 per share)				(26,638)
Comprehensive income								$42,120

Balance, February 25, 2007	20,369,986	$2,037	$140,030	$118,961	$4,764	175,192	$(1,625)

Net earnings				34,679				$34,679
Exchange rate changes					2,217			2,217
Unrealized gain on marketable securities					455			455
Stock option activity			1,211			(152,086)	1,411
Stock-based compensation			1,392
Tax benefit on exercise of options			634
Cash dividends ($1.82 per share)				(36,994)
Comprehensive income								$37,351

Balance, March 2, 2008	20,369,986	$2,037	$143,267	$116,646	$7,436	23,106	$(214)

Net earnings				35,000				$35,000
Exchange rate changes					(5,659)			(5,659)
Unrealized gain on marketable securities					(155)			(155)
Stock option activity	100,675	10	2,056			(22,961)	213
Stock-based compensation			1,231
Tax benefit on exercise of options			380
Cash dividends ($0.32 per share)				(6,539)
Comprehensive income								$29,186
Balance, March 1, 2009	20,470,661	$2,047	$146,934	$145,107	$1,622	145	$(1)

See Notes To Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	March 1, 2009	March 2, 2008	February 25, 2007

Cash flows from operating activities:
Net earnings	$35,000	$34,679	$39,791
Adjustments to reconcile net loss to net cash provided by operating activities: Depreciation and amortization	7,707	8,286	8,992
Loss (gain) on sale of fixed assets	(3)	(74)	(18)
Stock-based compensation	1,231	1,392	1,283
Provision for doubtful accounts receivable	7	166	(954)
Provision for deferred income taxes	(5,409)	(812)	(899)
Gain from discontinued operations	(16,486)	-	-
Impairment of fixed assets	3,967	-	-
Non-cash restructuring	(3,752)	-	-
Changes in operating assets and liabilities:
Accounts receivable	14,683	2,300	(2,092)
Inventories	3,199	1,375	210
Prepaid expenses and other current assets	583	(3,087)	(627)
Other assets and liabilities	1,026	(1,603)	1,302
Accounts payable	(4,186)	(983)	158
Accrued liabilities	(2,028)	(209)	(6,782)
Income taxes payable	(1,890)	473	(4,576)

Net cash provided by operating activities	33,649	41,903	35,788

Cash flows from investing activities:
Purchases of property, plant and equipment	(12,224)	(4,525)	(4,793)
Proceeds from sales of property, plant and equipment	16	78	896
Purchases of marketable securities	(296,252)	(165,690)	(123,592)
Proceeds from sales and maturities of marketable securities	224,808	142,535	126,844
Business acquisition	(4,728)	-	-

Net cash used in investing activities	(88,380)	(27,602)	(645)

Cash flows from financing activities:
Dividends paid	(6,539)	(36,994)	(26,638)
Proceeds from exercise of stock options	2,280	2,622	1,432
Tax benefits from stock-based compensation	380	634	547

Net cash used in financing activities	(3,879)	(33,738)	(24,659)

Increase (decrease) in cash and cash equivalents before effect of exchange rate changes	(58,610)	(19,437)	10,484
Effect of exchange rate changes on cash and cash equivalents	(759)	545	540

Increase(decrease)in cash and cash equivalents	(59,369)	(18,892)	11,024

Cash and cash equivalents, beginning of year	100,159	119,051	108,027

Cash and cash equivalents, end of year	$40,790	$100,159	$119,051

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended March 1, 2009
(In thousands, except share, per share and option amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Park Electrochemical Corp. (“Park”), through its subsidiaries (collectively, the “Company”), is a global advanced materials company which develops, manufactures, markets and sells high-technology digital and RF/microwave printed circuit materials principally for the telecommunications and internet infrastructure and high-end computing markets and advanced composite materials and parts principally for the aerospace markets.

a.	Principles of Consolidation – The consolidated financial statements include the accounts of Park and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

b.
Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

c.
Accounting Period – The Company’s fiscal year is the 52 or 53 week period ending the Sunday nearest to the last day of February. The 2009, 2008 and 2007 fiscal years ended on March 1, 2009, March 2, 2008 and February 25, 2007, respectively. Fiscal years 2009, 2008 and 2007 consisted of 52, 53 and 52 weeks, respectively.

d.	Cash and Cash Equivalents – The Company considers all money market securities and investments with contractual maturities at the date of purchase of 90 days or less to be cash equivalents.

Supplemental cash flow information:	Fiscal Year
	2009	2008	2007

Cash paid during the year for:
Income taxes paid, net of refunds	$5,381	$9,804	$11,712

e.
Marketable Securities – All marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, included in comprehensive income (loss). Realized gains and losses, amortization of premiums and discounts, and interest and dividend income are included in other income. The cost of securities sold is based on the specific identification method. The Company has classified any investment in auction rate securities for which the underlying security had a maturity greater than three months as marketable securities. The Company has not had any investment in auction rate securities since the 2008 fiscal year third quarter.

f.
Inventories – Inventories are stated at the lower of cost (first- in, first-out method) or market. The Company writes down its inventory for estimated obsolescence or unmarketability based upon the age of the inventory and assumptions about future demand for the Company's products and market conditions.

g.
Revenue Recognition – Sales revenue is recognized at the time title is transferred to a customer. All material sales transactions are for the shipment of manufactured prepreg and laminate products and advanced composite materials. The Company ships its products to customers based upon firm orders, with fixed selling prices, when collection is reasonably assured.

h.
Sales Allowances and Product Warranties - The Company provides for the estimated costs of sales allowances at the time such costs can be reasonably estimated. The Company’s products are made to customer specifications and tested for adherence to specifications before shipment to customers. There are no future performance requirements other than the products’ meeting the agreed specifications. The Company’s bases for providing sales allowances for returns are known situations in which products may have failed due to manufacturing defects in products supplied by the Company. The Company is focused on manufacturing the highest quality printed circuit and advanced composite materials possible and employs stringent manufacturing process controls and works with raw material suppliers who have dedicated themselves to complying with the Company's specifications and technical requirements. The amounts of returns and allowances resulting from defective or damaged products have been approximately 1.0% of sales for each of the Company's last three fiscal years.

i.
Accounts Receivable – The majority of the Company’s accounts receivable are due from purchasers of the Company’s printed circuit materials.  Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required.  Accounts receivable are due within established payment terms and are stated at amounts due from customers net of an allowance for doubtful accounts.  Accounts outstanding longer than established payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

l.
Intangible Assets - Goodwill is not amortized. Other intangible assets are amortized over the useful lives of the assets on a straight line basis. The Company tests for impairment of intangible assets whenever events or changes in circumstances indicate that the carry value of such assets may not be recoverable.

m.
Shipping Costs – The amounts paid by the Company to third-party shippers for transporting products to customers, which are not reimbursed by customers, are classified as selling expenses. The shipping costs included in selling, general and administrative expenses were approximately $3,929, $4,221 and $4,417 for fiscal years 2009, 2008 and 2007, respectively.

n.
Property, Plant and Equipment – Property, plant and equipment are stated at cost less accumulated depreciation. The Company capitalizes additions, improvements and major renewals and expenses maintenance, repairs and minor renewals as incurred. Depreciation and amortization are computed principally by the straight-line method over the estimated useful lives. Machinery and equipment are generally depreciated over 10 years. Building and leasehold improvements are depreciated over 25-30 years or the term of the lease, if shorter.

o.
Income Taxes – Deferred income taxes are provided for temporary differences in the reporting of certain items, primarily depreciation, for income tax purposes as compared with financial accounting purposes.

United States (“U.S.”) Federal income taxes have not been provided on the undistributed earnings (approximately $128,000 March 1, 2009) of the Company’s foreign subsidiaries, because it is management’s practice and intent to reinvest such earnings in the operations of such subsidiaries.

p.
Foreign Currency Translation – Assets and liabilities of foreign subsidiaries using currencies other than the U.S. dollar as their functional currency are translated into U.S. dollars at fiscal year-end exchange rates, and income and expense items are translated at average exchange rates for the period. Gains and losses resulting from translation are recorded as currency translation adjustments in comprehensive income.

q.
Stock-Based Compensation - The Company implemented the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, in the fourth quarter of fiscal year 2003. Effective February 27, 2006, the beginning of the Company’s 2007 fiscal year, the Company began recording compensation expense associated with stock options, the only form of equity compensation issued by the Company, in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”). The Company recognizes such compensation expense on a straight-line basis over the four-year service period during which the options become exercisable.

2.	MARKETABLE SECURITIES

The following is a summary of available-for-sale securities:

	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 1, 2009:
U.S. Treasury and other government securities	$25	$-	$7,975
U.S. corporate debt securities	48	166	40,918
Certificates of deposit	10	-	135,611
Total debt securities	$83	$166	$184,504

March 2, 2008:
U.S. Treasury and other government securities	$39	$47	$30,829
U.S. corporate debt securities	90	185	70,390
Certificates of deposit	-	-	12,600
Total debt securities	$129	$232	$113,819

The gross realized gains on the sales of securities were $0, $1 and $43 for fiscal years 2009, 2008 and 2007, respectively, and the gross realized losses were $0, $4 and $114 for fiscal years 2009, 2008 and 2007, respectively.

As of March 3, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). The adoption of SFAS 157 did not have a material effect on the Company’s Consolidated Financial Statements.  Under SFAS 157, fair values of the investments are determined based on observable inputs, which are quoted market prices for identical assets in active markets.

The estimated fair value of the debt and marketable securities at March 1, 2009, by contractual maturity, are shown below:

Estimated Fair Value
Due in one year or less	$173,964
Due after one year through five years	10,540
$184,504

3.	INVENTORIES

Inventories consisted of the following:

	March 1, 2009	March 2, 2008

Raw materials	$5,711	$5,923
Work-in-process	2,110	3,686
Finished goods	2,561	3,951
Manufacturing supplies	295	489
	$10,677	$14,049

4.	PROPERTY, PLANT AND EQUIPMENT

	March 1, 2009	March 2, 2008

Land, buildings and improvements	$35,496	$36,182
Machinery, equipment, furniture and fixtures	131,731	137,816
	167,227	173,998
Less accumulated depreciation and amortization	118,450	126,810
	$48,777	$47,188

Property, plant and equipment are initially valued at cost. Depreciation and amortization expense relating to property, plant and equipment was $7,707, $8,286 and $8,992 for fiscal years 2009, 2008 and 2007, respectively. In the 2009 fiscal year fourth quarter, the Company recorded a pre-tax impairment charge of $3,967 for the write-off of construction costs related to the installation of an advanced high-speed treater at the Company’s Nelco Products Pte. Ltd. electronic materials business unit in Singapore.

The Company has $950 of building and machinery and equipment which are held for sale at its Neltec Europe SAS business unit in Mirebeau, France and its New England Laminates, Co., Inc. business unit in Newburgh, New York. The Company has stopped depreciating these assets and intends to sell the machinery and equipment during the 2010 fiscal year and the buildings during the 2010 or 2011 fiscal years. The selling prices are expected to equal or exceed the book values.

5.           GOODWILL AND OTHER INTANGIBLE ASSETS

In the first quarter of the Company’s 2009 fiscal year, the Company’s new wholly owned subsidiary, Park Aerospace Structures Corp., acquired substantially all the assets and business of Nova Composites, Inc., a manufacturer of aircraft composite parts and the tooling for such parts, located in Lynnwood, Washington, for a cash purchase price of $4,500 paid at the closing of the acquisition and up to an additional $5,500 payable over five years depending on the achievement of specified earn-out objectives. The Company is in the process of determining the additional amount, if any, up to $1.1 million, payable for the first year. The Company recorded $4,351 of goodwill and an intangible asset related to a patent of $106, which will be amortized over 15 years. Other intangibles are amortized over the useful lives of the assets.

	March 1, 2009	March 2, 2008
Goodwill	$4,351	$-
Other Intangibles	112	6
	$4,463	$6

6.	ACCRUED LIABILITIES
	March 1, 2009	March 2, 2008

Payroll and payroll related	$2,485	$3,812
Employee benefits	989	966
Workers’ compensation accrual	1,233	1,274
Environmental reserve (Note 15)	844	1,577
Restructuring accruals	2,239	1,169
Other	3,635	4,516
	$11,425	$13,314

7.	INCOME TAXES

The income tax (benefit) provision includes the following:

	Fiscal Year
	2009	2008	2007
Current:
Federal	$2,087	$3,388	$2,319
State and local	224	698	349
Foreign	3,593	5,341	3,445
	5,904	9,427	6,113
Deferred:
Federal	(4,354)	(1,015)	(664)
State and local	(583)	(100)	(554)
Foreign	(472)	303	(544)
	(5,409)	(812)	(1,762)
	$495	$8,615	$4,351

During the fourth quarter of the 2009 fiscal year, the Company recorded a tax benefit of $4,677 from the elimination of certain valuation allowances resulting principally from the closure of the Company’s New England Laminates Co., Inc. business unit located in Newburgh, New York.

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

The components of earnings before income taxes were as follows:

	Fiscal Year
	2009	2008	2007

United States	$2,422	$13,729	$18,330
Foreign	16,587	29,565	25,812
Earnings from continuing operations before income taxes	$19,009	$43,294	$44,142

The Company’s effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

	Fiscal Year
	2009	2008	2007

Statutory U.S. Federal tax rate	34.0%	35.0%	35.0%
State and local taxes, net of Federal benefit	0.6	0.9	(0.3)
Foreign tax rate differentials	(7.7)	(8.1)	(9.1)
Valuation allowance on deferred tax assets	(24.0)	0.1	(4.4)
Adjustment of tax accruals and reserves	(0.4)	(6.0)	(5.8)
Utilization of net operating loss carryovers	-	-	(1.6)
Foreign tax credits	(3.2)	(2.3)	(2.1)
Other, net	3.3	0.3	(1.8)
	2.6%	19.9%	9.9%

The Company had total net operating loss carryforwards of approximately $24,300 and $19,200 in fiscal years 2009 and 2008, respectively. All of the total net operating loss carryforwards related to foreign operations in fiscal years 2009 and 2008.The foreign net operating loss carryforwards have no expiration.

The Company had New York State investment tax credits of $1,180 and $2,164 in fiscal years 2009 and 2008, respectively. The reduction of the investment tax credit carryforward is primarily due to the recapture of certain credits in accordance with New York State Tax Law in connection with the closing of the Company’s New England Laminates Co., Inc. business unit located in Newburgh, New York. A $50 benefit has been recognized for these credits; however, the Company does not believe that realization of the principal portion of the investment tax credit carryforward is more likely than not.

The deferred tax asset valuation allowance of $8,787 as of March 1, 2009 related to foreign net operating losses and New York State investment tax credit carryforwards. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company's long-term deferred tax liabilities and assets as of March 1, 2009 and March 2, 2008 were as follows:

	March 1,	March 2,
	2009	2008

Deferred tax assets:
Impairment of fixed assets	$5,757	$4,455
Net operating loss carryforwards	7,657	6,125
New York State investment tax credits	1,180	2,164
Other, net	4,310	5,422
	18,904	18,166
Valuation allowance for deferred tax assets	(8,787)	(13,014)
Net deferred tax assets	10,117	5,152
Depreciation	(1,354)	(1,665)
Offshore Singapore earnings subject to local tax	(3,056)	(3,186)
Total deferred tax liabilities	(4,410)	(4,851)
Net deferred tax	$5,707	$301

Net deferred tax assets are included in non-current “Other assets” on the Consolidated Balance Sheets. In addition, “Prepaid expenses and other current assets” on the Consolidated Balance Sheets include a

French income tax refund of $1,811, which the Company expects to receive in the 2010 fiscal year first quarter.

At March 1, 2009, the Company had gross tax-affected unrecognized tax benefits of $702, all of which if recognized, would impact the effective tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Balance as of March 2, 2008	$952
Gross increases–tax positions in prior period	-
Gross decreases-tax positions in prior period	(250)
Gross increases-current period tax positions	-
Gross decreases-current period tax positions	-
Lapse of statute of limitations	-
Balance as of March 1, 2009	$702

The amount of unrecognized tax benefits may increase or decrease in the future for various reasons, including adding or reducing amounts for current year tax positions, expiration of statutes of limitation on open income tax returns, changes in management’s judgment about the level of uncertainty, status of tax examinations, and legislative activity. The Company does not expect the unrecognized tax benefits to significantly decrease during the 2010 fiscal year.

A list of open tax years by major jurisdiction follows:

United States	2004-2009
Arizona	2003-2009
California	2003-2009
New York	2004-2009
France	2004-2009
Singapore	2004-2009

The Company had approximately $180 and $140 of accrued interest and penalties as of March 1, 2009 and March 2, 2008, respectively. The Company’s policy is to include applicable interest and penalties related to unrecognized tax benefits as a component of income tax expense.

8.           STOCK-BASED COMPENSATION

As of March 1, 2009, the Company had a 1992 Stock Option Plan and a 2002 Stock Option Plan, and no other stock-based compensation plan.  Both Stock Option Plans have been approved by the Company’s stockholders and provide for the grant of stock options to directors and key employees of the Company.  All options granted under such Plans have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant, which pursuant to the terms of the Plans, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted. Options granted under the Plans become exercisable 25% one year from the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant and expire 10 years from the date of grant.  The authority to grant additional options under the 1992 Stock Option Plan expired on March 24, 2002, and options to purchase a total of 1,800,000 shares of common stock were authorized for grant under the 2002 Stock Option Plan.  At March 1, 2009, 2,029,333 shares of common stock of the Company were reserved for issuance upon exercise of stock options under the 1992 Stock Option Plan and the 2002 Stock Option Plan and 1,046,606 shares were available for future grant under the 2002 Stock Option Plan.  Options to purchase 146,850 and 168,150 shares of common stock were granted during the 2009 fiscal year and 2008 fiscal year, respectively.

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

The future compensation expense affecting earnings before income taxes for options outstanding at March 1, 2009 will be $2,026.

The weighted average fair value for options was estimated at the dates of grants using the Black-Scholes option-pricing model to be $ 3.22 for fiscal year 2009, $10.30 for fiscal year 2008 and $10.84 for fiscal year 2007, with the following  assumptions: risk free interest rate of 2.75%-4.00% for fiscal year 2009, 4.75% for fiscal year 2008 and 4.0%-5.0% for fiscal year 2007; expected volatility factors of 27.5%-32.5%, 32.1%-32.4% and 34.4%-58.8% for fiscal years 2009, 2008 and 2007, respectively; expected dividend yield of 1.18%-1.77% for fiscal year 2009, 1.06% for fiscal year 2008 and 1.0%-1.6% for fiscal year 2007; and estimated option terms of 4.7-5.6 years for fiscal year 2009, 5.2–5.4 years for fiscal year 2008 and 4.0-5.6 years for fiscal year 2007.

The estimated term of the options is based on evaluations of historical and expected future employee exercise behavior.  The risk free interest rate is based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the estimated term of the options at the date of the grant. Volatility is based on historical volatility of the Company’s stock.

Information with respect to options follows:

	Outstanding Options	Weighted Average Exercise Price

Balance, February 26, 2006	1,003,454	$20.80
Granted	174,700	25.35
Exercised	(80,236)	17.85
Terminated or expired	(31,291)	26.07

Balance, February 25, 2007	1,066,627	$21.61
Granted	168,150	30.29
Exercised	(152,086)	17.74
Terminated or expired	(41,952)	25.27

Balance, March 2, 2008	1,040,739	$23.50
Granted	146,850	26.36
Exercised	(123,649)	18.07
Terminated or expired	(81,213)	26.72
Balance March 1, 2009	982,727	24.35

Exercisable March 1, 2009	644,742	$22.82

At March 1, 2009, 982,727 stock options were outstanding having a weighted average remaining contract term of 5.53 years and an aggregate intrinsic value of $0. At March 1, 2009, 644,742 stock options were exercisable having a weighted average remaining contract term of 3.94 years and an aggregate intrinsic value of $0.

A summary of the status of the Company’s nonvested options at March 1, 2009, and changes during the fiscal year then ended, is presented below:

		Weighted Average
	Shares Subject	Grant Date Fair
	to Options	Value
Nonvested, beginning of year	361,372	$9.90
Granted	146,850	3.22
Vested	(116,875)	9.55
Terminated	(53,362)	9.69
Nonvested, end of year	337,985	$7.16

The total values realized (the market value of the underlying shares on the date of exercise, less the exercise price, times the number of shares acquired) from the exercise of options during the 2009, 2008 and 2007 fiscal years were $1,259, $1,889 and $1,153, respectively.  Stock options available for future grant under the 2002 Stock Option Plan at March 1, 2009 and March 2, 2008 were 1,046,606 and 223,193, respectively.

9.           STOCKHOLDERS’ EQUITY

a.
Stockholders’ Rights Plan – On July 20, 2005, the Board of Directors renewed the Company’s stockholders’ rights plan on substantially the same terms as its previous rights plan which expired in July 2005. In accordance with the Company’s stockholders’ rights plan, a right (the “Right”) to purchase from the Company a unit consisting of one one-thousandth (1/1000) of a share (a “Unit”) of Series B Junior Participating Preferred Stock, par value $1.00 per share (the “Series B Preferred Stock”), at a purchase price of $150 (the “Purchase Price”) per Unit, subject to adjustment, is attached to each outstanding share of the Company’s common stock. The Rights expire on July 20, 2015.  Subject to certain exceptions, the Rights will become exercisable 10 business days after a person acquires 20 percent or more of the Company’s outstanding common stock or commences a tender offer that would result in such person’s owning 20 percent or more of such stock. If any person acquires 20 percent or more of the Company’s outstanding common stock, the rights of holders, other than the acquiring person, become rights to buy shares of the Company’s common stock (or of the acquiring company if the Company is involved in a merger or other business combination and is not the surviving corporation) having a market value of twice the Purchase Price of each Right. The Company may redeem the Rights for $.01 per Right until 10 business days after the first date of public announcement by the Company that a person acquired 20 percent or more of the Company’s outstanding common stock.

b.	Reserved Common Shares – At March 1, 2009, 2,029,333 shares of common stock were reserved for issuance upon exercise of stock options.

c.	Accumulated Other Comprehensive Income – Accumulated balances related to each component of other comprehensive income were as follows:

	March 1, 2009	March 2, 2008

Currency translation adjustment	$1,568	$7,227
Unrealized gains (losses) on investments	54	209

Accumulated balance	$1,622	$7,436

d.
Dividends Declared - On July 19, 2007, the Company announced that its Board of Directors had declared a special cash dividend of $1.50 per share, which was paid August 22, 2007 and was in addition to the Company’s regular quarterly cash dividends of $0.08 per share.

10.	EARNINGS PER SHARE

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

The following table sets forth the calculation of basic and diluted earnings per share for the last three fiscal years:

	2009	2008	2007
Net earnings from continuing operations	$18,514	$34,679	$39,791
Gain from discontinued operations	16,486	-	-
Net earnings	$35,000	$34,679	$39,791

Weighted average common shares outstanding for basic EPS	20,441,354	20,305,199	20,175,422
Net effect of dilutive options	44,762	59,004	141,418
Weighted average shares outstanding for diluted EPS	20,486,116	20,364,203	20,316,840

Basic earnings per share:
Net earnings from continuing operations	$.90	$1.71	$1.97
Gain from discontinued operations	81	-	-
Basic earnings per share	$1.71	$1.71	$1.97
Diluted earnings per share:
Net earnings from continuing operations	$.90	$1.70	$1.96
Gain from discontinued operations	.81	-	-
Diluted earnings per share	$1.71	$1.70	$1.96

Common stock equivalents, which were not included in the computation of diluted earnings per share because either the effect would have been antidilutive or the options' exercise prices were greater than the average market price of the common stock, were 123,503, 10,885 and 3,619 for the fiscal years 2009, 2008 and 2007, respectively.

11.	DISCONTINUED OPERATIONS AND PENSION LIABILITY

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

In the 2009 fiscal year fourth quarter, the Company recognized a gain of approximately $16.5 million related to the reversal of these liabilities as a result of the Company’s judgment that the incurrence of such liabilities is remote based on certain legal proceedings in Germany.

Liabilities for discontinued operations as of March 1, 2009 were nil. Liabilities for discontinued operations as of March 2, 2008 consisted of the following:

March 2,
2008

Environmental and other liabilities	$5,087
Pension liabilities	12,094

Total liabilities	$17,181

12.	REALIGNMENT AND SEVERANCE CHARGES

In the 2009 fiscal year fourth quarter, the Company recorded one-time pre-tax charges of $5,688 related to the closure of the Company’s New England Laminates Co., Inc. electronic materials business unit located in Newburgh, New York and the closure of the Company’s Neltec Europe SAS electronic materials business unit located in Mirebeau, France and related to an asset impairment and workforce reduction at the Company’s Nelco Products Pte. Ltd. electronic materials and advanced composite materials business unit in Singapore. The charges for the closure of the business units included a non-cash asset impairment charge of $650 and were net of the recapture of non-cash cumulative currency translation adjustments of $3,957. In the 2009 fiscal year third quarter, the Company recorded a pre-tax charge of $570 related to restructurings at certain of its North American and European business units. The Company paid $3,045 of these charges during the 2009 fiscal year and expects to pay the remaining $3,213 during the 2010 fiscal year.

In the 2008 fiscal year fourth quarter, the Company recorded a charge of $1,362 for employment termination benefits and other expenses resulting from a restructuring and workforce reduction at the Company’s Neltec Europe SAS business unit. The Company paid $626 of these charges during the 2008 fiscal year and paid the remaining $736 during the 2009 fiscal year.

During the 2004 fiscal year, the Company recorded charges related to the realignment of its North America volume printed circuit materials operations. The charges were for employment termination benefits of $1,258, which were fully paid in fiscal year 2004, and lease and other obligations of $7,292. All costs other than the lease obligations were settled prior to fiscal year 2007. The future lease obligations are payable through September 2013. The remaining balances on the lease obligations relating to the realignment were $3,209 and $3,706 as of March 1, 2009 and March 2, 2008, respectively. The Company applied $497 and $443 of payments against this liability during the 2009 and 2008 fiscal years, respectively.

13.	INSURANCE ARRANGEMENT TERMINATION CHARGE

During the 2007 fiscal year, the Company terminated a split-dollar life insurance arrangement with Jerry Shore, the Company’s founder and former Chairman, President and Chief Executive Officer. The insurance arrangement, which involved two life insurance policies payable on the death of the survivor of Jerry Shore and his spouse with an aggregate face value of $5 million and annual premium payments by the Company of approximately $129, was implemented in 1997 but discontinued in 2004 in light of certain provisions of the Sarbanes-Oxley Act of 2002 and due to changes in the income taxation of split-dollar life insurance arrangements. The arrangement is more fully described in the Company’s annual proxy statements for each of the years 1998 through 2007. Pursuant to an agreement entered into between Jerry Shore and the Company, the termination of the insurance arrangement involved a payment of $1,335 by the Company to Mr. Shore in January 2007. Such termination and payment resulted in a net cash cost to the Company of $685, after the Company’s receipt of a portion of the cash surrender value of the life insurance policies. The Company recorded a pre-tax charge of $1,316 in the 2007 fiscal year in connection with this termination and recognized a $499 tax benefit relating to this insurance termination charge.

14.	EMPLOYEE BENEFIT PLANS

a.
Profit Sharing Plan - The Company and certain of its subsidiaries have a non-contributory profit sharing retirement plan covering  their regular full-time employees. The plan may be modified or  terminated at any time, but in no event may any portion of the  contributions revert back to the Company. The Company's estimated  contributions are accrued at the end of each fiscal year and paid  to the plan in the subsequent fiscal year. The Company’s actual  contributions to the plan were $833 and $900 for fiscal years  2008 and 2007, respectively. The contribution for fiscal year  2009 has not been paid. Contributions are discretionary and  may not exceed the amount allowable as a tax deduction under  the Internal Revenue Code.

b.
Savings Plan - The Company also sponsors a 401(k) savings plan,  pursuant to which the contributions of employees of certain subsidiaries were partially matched by the Company in the amounts of $210, $222 and $247 in fiscal years 2009, 2008 and 2007, respectively.

15.	COMMITMENTS

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

These non-cancelable operating leases have the following payment schedule.

Fiscal Year	Amount
2010	$2,335
2011	1,935
2012	1,359
2013	966
2014	679
Thereafter	1,480
$8,754

Rental expenses, inclusive of real estate taxes and other costs, were $2,721, $2,465 and $2,047 for fiscal years 2009, 2008 and 2007, respectively.

In addition, the Company has commitments to purchase equipment for its development and manufacturing facility in Newton, Kansas of $3,483.

16.	CONTINGENCIES

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

b.
Environmental Contingencies - The Company and certain of its subsidiaries have been named by the Environmental Protection Agency (the "EPA") or a comparable state agency under the Comprehensive Environmental Response, Compensation and Liability Act (the "Superfund Act") or similar state law as potentially responsible parties in connection with alleged releases of haz-ardous substances at nine sites. In addition, two subsidiaries of the Company have received cost recovery claims under the Superfund Act from other private parties involving two other sites, and a subsidiary of the Company has received requests from the EPA under the Superfund Act for information with respect to its involvement at three other sites.

Under the Superfund Act and similar state laws, all parties who may have contributed any waste to a hazardous waste disposal site or contaminated area identified by the EPA or comparable state agency may be jointly and severally liable for the cost of cleanup. Generally, these sites are locations at which numerous persons disposed of hazardous waste. In the case of the Company's subsidiaries, generally the waste was removed from their manufacturing facilities and disposed at waste sites by various companies which contracted with the subsidiaries to provide waste disposal services. Neither the Company nor any of its sub- sidiaries have been accused of or charged with any wrongdoing or illegal acts in connection with any such sites. The Company believes it maintains an effective and comprehensive environ- mental compliance program.

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

The total costs incurred by the Company and its subsidiaries in connection with these sites, including legal fees incurred by the Company and its subsidiaries and their assessed share of remediation costs and excluding amounts paid or reimbursed by insurance carriers, were approximately $117, $11 and $13 in fiscal years 2009, 2008 and 2007, respectively. The recorded liabilities included in accrued liabilities for environmental matters were $844, $1,577 and $1,757 for fiscal years 2009, 2008 and 2007, respectively.

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

c.	Acquisition – The Company is obligated to pay up to an additional $5.5 million over five years depending on the achievement of specified earn-out objectives in connection with the acquisition by the Company’s wholly owned subsidiary, Park Aerospace Structures Corp., of substantially all the assets and business of Nova Composites, Inc., a manufacturer of composite parts and the tooling for such parts, located in Lynnwood, Washington, in addition to a cash purchase price of $4.5 million paid at the closing of the acquisition on April 1, 2008. The Company is in the process of determining the additional amount, if any, up to $1.1 million, payable for the first year.

17.	GEOGRAPHIC REGIONS

The Company’s printed circuit materials (the Nelco® product line), the Company’s advanced composite materials (the Nelcote® product line) and the Company’s composite parts (the Nova™ product line) are sold to customers in North America, Europe and Asia.

Sales are attributed to geographic region based upon the region which the materials were delivered to the customer. Sales between geographic regions were not significant.

Financial information regarding the Company’s operations by geographic region follows:
	Fiscal Year
	2009	2008	2007
Sales:
North America	$103,772	$120,953	$137,897
Europe	22,804	30,533	37,363
Asia	73,486	90,366	82,117
Total sales	$200,062	$241,852	$257,377

Long-lived assets:
North America	$41,423	$25,069	$25,600
Europe	1,112	4,552	4,659
Asia	21,113	26,747	25,331
Total long-lived assets	$63,648	$56,368	$55,590

18.	CUSTOMER AND SUPPLIER CONCENTRATIONS

a.
Customers - Sales to Sanmina-SCI Corporation were 13.6%, 13.4% and 16.7% of the Company's total worldwide sales for fiscal years 2009, 2008 and 2007, respectively.  Sales to TTM Technologies Inc. (“TTM”) were 12.1%, 10.8% and 10.7% of the Company's total worldwide sales for fiscal years 2009, 2008 and 2007, respectively. The sales to TTM during the 2007 fiscal year included sales to Tyco Printed Circuit Group L.P., which was acquired by TTM during the Company’s 2007 fiscal year.

While no other customer accounted for 10% or more of the Company's total worldwide sales in fiscal years 2009, 2008 and 2007, and the Company is not dependent on any single customer, the loss of a major printed circuit materials customer or of a group of customers could have a material adverse effect on the Company's business or consolidated results of operations or financial position.

b.
Sources of Supply - The principal materials used in the manufacture of the Company's high-technology printed circuit materials and advanced composite materials and parts are specially manufactured copper foil, fiberglass cloth and synthetic reinforcements, and specially formulated resins and chemicals. Although there are a limited number of qualified suppliers of these materials, the Company has nevertheless identified alternate sources of supply for each of such materials. While the Company has not experienced significant problems in the delivery of these materials and considers its relationships with its suppliers to be strong, a disruption of the supply of material from a principal supplier could adversely affect the Company's business. Furthermore, substitutes for these materials are not readily available and an inability to obtain essential materials, if prolonged, could materially adversely affect the Company’s business.

19.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141R (revised 2007) which replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141R”).  This statement requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. This fair value approach replaces the original Statement 141’s cost allocation process, whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.  SFAS No. 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS No. 141. The adoption of SFAS No. 141R will impact how the Company records future business combinations.

20.           ACQUISITION

On April 1, 2008, the Company’s wholly owned subsidiary, Park Aerospace Structures Corp., acquired substantially all the assets and business of Nova Composites, Inc. located in Lynnwood, Washington for a cash purchase price of $4.5 million paid at the closing of the acquisition and up to an additional $5.5 million payable over five years depending on the achievement of specified earn-out objectives. Park Aerospace Structures Corp. manufactures aircraft composite parts and the tooling for such parts. Park’s composite parts product line is marketed and sold as Park’s Nova™ product line.

The allocation of the purchase price is as follows;

Current assets	$181
Fixed assets	174
Intangibles	4,457
Total assets acquired	4,812
Current liabilities assumed	(84)
Total Purchase Price	$4,728

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter
	First	Second	Third	Fourth
	(In thousands, except per share amounts)

Fiscal 2009:
Net sales	$59,800	$55,599	$49,166	$35,497
Gross profit	14,573	10,953	9,786	8,112

Net earnings from continuing
operations	7,557	4,937	2,934	3,086

Discontinued operations	-	-	-	16,486
Net Earnings	7,557	4,937	2,934	19,572

Basic earnings per share:
Net earnings from continuing operations	$0.37	$0.24	$0.14	$0.15
Discontinued operations	$-	$-	$-	$0.81
Net earnings per share	$0.37	$0.24	$0.14	$0.96

Diluted earnings per share:
Net earnings from continuing operations	$0.37	$0.24	$0.14	$0.15
Discontinued operations	$-	$-	$-	$0.81
Net earnings per share	$0.37	$0.24	$0.14	$0.96

Weighted average common shares outstanding:
Basic	20,366	20,458	20,471	20,471
Diluted	20,430	20,520	20,512	20,483

Fiscal 2008:
Net sales	$57,077	$60,541	$63,653	$60,581
Gross profit	14,109	16,435	16,076	15,834

Net earnings	7,411	9,160	8,777	9,331

Basic earnings per share:
Net earnings per share	$0.37	$0.45	$0.43	$0.46
Diluted earnings per share:
Net earnings per share	$0.37	$0.45	$0.43	$0.46

Weighted average common shares outstanding:
Basic	20,206	20,325	20,340	20,347
Diluted	20,235	20,405	20,452	20,362

Earnings per share are computed separately for each quarter. Therefore, the sum of such quarterly per share amounts may differ from the total for the years.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a)          Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Vice President and Controller (the person currently performing the functions similar to those performed by a principal financial officer), has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 1, 2009, the end of the fiscal year covered by this annual report. Based on such evaluation, the Company's Chief Executive Officer and Vice President and Controller have concluded that, as of the end of such fiscal year, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Vice President and Controller, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 1, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control–Integrated Framework. Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of March 1, 2009.

The independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K has issued an attestation report on the Company’s internal control over financial reporting. That report appears in Item 9A(c) below.

(c)           Attestation Report of the Independent Registered Public Accounting Firm.

Stockholders and Board of Directors of
  Park Electrochemical Corp.

We have audited Park Electrochemical Corp. and subsidiaries (the “Company”) internal control over financial reporting as of March 1, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Park Electrochemical Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 1, 2009, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Park Electrochemical Corp. and subsidiaries as of March 1, 2009 and March 2, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended March 1, 2009, and our report dated May 13, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/GRANT THORNTON LLP

New York, New York
May 13, 2009

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

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this item (except for information as to the Company's executive officers, which information appears elsewhere in this Report) is incorporated by reference to the Company's definitive proxy statement for the 2009 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 11.               EXECUTIVE COMPENSATION.

The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2009 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2009 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2009 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES.

This information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2009 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
		Page

	(a) Documents filed as a part of this Report

	(1) Financial Statements:

	The following Consolidated Financial Statements of the Company are included in Part II, Item 8:

	Report of Independent Registered Public Accounting Firm	45

	Balance Sheets	46

	Statements of Operations	47

	Statements of Stockholders' Equity	48

	Statements of Cash Flows	49

	Notes to Consolidated Financial Statements (1-20)	50

	(2) Financial Statement Schedules:

	The following additional information should be read in conjunction with the Consolidated Financial Statements of the Registrant described in Item 15(a)(1) above:

	Schedule II – Valuation and Qualifying Accounts	76

	All other schedules have been omitted because they are not applicable or not required, or the information is included elsewhere in the financial statements or notes thereto.

	(3) Exhibits:

	The information required by this Item relating to Exhibits to this Report is included in the Exhibit Index beginning on page 77 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2009	PARK ELECTROCHEMICAL CORP.

By:_____________________________________
Brian E. Shore,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian E. Shore	Chairman of the Board, President and
Brian E. Shore	Chief Executive Officer and Director (principal executive officer)	May 13, 2009

/s/ P. Matthew Farabaugh	Vice President and Controller
P. Matthew Farabaugh	(principal accounting officer and principal financial officer)	May 13, 2009

/s/ Dale Blanchfield
Dale Blanchfield	Director	May 13, 2009

/s/ Lloyd Frank
Lloyd Frank	Director	May 13, 2009

/s/ Steven T. Warshaw
Steven T. Warshaw	Director	May 13, 2009

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at Beginning of Period	Costs and Expenses	Other	Reductions	Balance at End of Period

DEFERRED INCOME TAX ASSET VALUATION ALLOWANCE:

52 weeks ended March 1, 2009	$13,014,000	$450,000	$-	$(4,677,000)	$8,787,000

53 weeks ended March 2, 2008	$12,469,000	$545,000	$-	$-	$13,014,000
52 weeks ended February 25, 2007	$14,683,000	$1,286,000	$-	$(3,500,000)	$12,469,000

Column A	Column B	Column C	Column D		Column E
			Other
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Accounts Written Off	Translation Adjustment	Balance at End of Period
			(A)
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
52 weeks ended March 1, 2009	$750,000	$(48,000)	$(10,000)	$(5,000)	$687,000
53 weeks ended March 2, 2008	$1,144,000	$(166,000)	$(190,000)	$(38,000)	$750,000
52 weeks ended February 25, 2007	$1,930,000	$(623,000)	$(140,000)	$(23,000)	$1,144,000

(A)	Uncollectible accounts, net of recoveries.

EXHIBIT INDEX
Exhibit Numbers	Description	Page

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
-

3.2	Certificate of Amendment of the Certificate of Incorporation, increasing the number of authorized shares of Common Stock from 30,000,000 to 60,000,000 shares, dated October 10, 2000, filed with the Secretary of State of the State of New York on October 11, 2000 (Reference is made to Exhibit 3.02 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 2, 2003, Commission File No. 1-4415, which is incorporated herein by reference.)	-

3.3	Certificate of Amendment of the Certificate of Incorporation, canceling Series A Preferred Stock of the Company and authorizing a new Series B Junior Participating Preferred Stock of the Company, dated July 21, 2005, filed with the Secretary of the State of New York on July 21, 2005 (Reference is made to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on July 21, 2005, Commission File No. 1-4415, which is incorporated herein by reference)	-

3.4	By-Laws, as amended November 15, 2007 (Reference is made to Exhibit 3 of the Company's Current Report on Form 8-K filed on November 21, 2007, Commission File No. 1-4415, which is incorporated herein by reference.)	-

4.1	Rights Agreement, dated as of July 20, 2005, between the Company and Registrar and Transfer Company, as Rights Agent, relating to the Company’s Preferred Stock Purchase Rights. (Reference is made to Exhibit 1 to Form 8-A filed on July 21, 2005, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.1	Lease dated December 12, 1989 between Nelco Products, Inc. and James Emmi regarding real property located at 1100 East Kimberly Avenue, Anaheim, California and letter dated December 29, 1994 from Nelco Products, Inc. to James Emmi exercising its option to extend such Lease (Reference is made to Exhibit 10.01 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.)	-

Exhibit Numbers	Description	Page

10.2	Lease dated December 12, 1989 between Nelco Products, Inc. and James Emmi regarding real property located at 1107 East Kimberly Avenue, Anaheim, California and letter dated December 29, 1994 from Nelco Products, Inc. to James Emmi exercising its option to extend such Lease (Reference is made to Exhibit 10.02 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.3	Lease Agreement dated August 16, 1983 and Exhibit C, First Addendum to Lease, between Nelco Products, Inc. and TCLW/Fullerton regarding real property located at 1411 E. Orangethorpe Avenue, Fullerton, California (Reference is made to Exhibit 10.03 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.3(a)	Second Addendum to Lease dated January 26, 1987 to Lease Agreement dated August 16, 1983 (see Exhibit 10.03 hereto) between Nelco Products, Inc. and TCLW/Fullerton regarding real property located at 1421 E. Orangethorpe Avenue, Fullerton, California (Reference is made to Exhibit 10.03(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.3(b)	Third Addendum to Lease dated January 7, 1991 and Fourth Addendum to Lease dated January 7, 1991 to Lease Agreement dated August 16, 1983 (see Exhibit 10.03 hereto) between Nelco Products, Inc. and TCLW/Fullerton regarding real property located at 1411, 1421 and 1431 E. Orangethorpe Avenue, Fullerton, California. (Reference is made to Exhibit 10.03(b) of the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1997, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.3(c)	Fifth Addendum to Lease dated July 5, 1995 to Lease dated August 16, 1983 (see Exhibit 10.03 hereto) between Nelco Products, Inc. and TCLW/Fullerton regarding real property located at 1411 E. Orangethorpe Avenue, Fullerton, California (Reference is made to Exhibit 10.03(c) of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.4	Lease Agreement dated May 26, 1982 between Nelco Products Pte. Ltd. (lease was originally entered into by Kiln Technique (Private) Limited, which subsequently assigned this lease to Nelco Products Pte. Ltd.) and the Jurong Town Corporation regarding real property located at 4 Gul Crescent, Jurong, Singapore (Reference is made to Exhibit 10.04 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.)	-

Exhibit Numbers	Description	Page

10.4(a)	Deed of Assignment, dated April 17, 1986 between Nelco Products Pte. Ltd., Kiln Technique (Private) Limited and Paul Ma, Richard Law, and Michael Ng, all of Peat Marwick & Co., of the Lease Agreement dated May 26, 1982 (see Exhibit 10.04 hereto) between Kiln Technique (Private) Limited and the Jurong Town Corporation regarding real property located at 4 Gul Crescent, Jurong, Singapore (Reference is made to Exhibit 10.04(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.5	1992 Stock Option Plan of the Company, as amended by First Amendment thereto. (Reference is made to Exhibit 10.06(b) of the Company's Annual Report on Form 10-K for the fiscal year ended March 1, 1998, Commission File No. 1-4415, which is incorporated herein by reference. This exhibit is a management contractor compensatory plan or arrangement.)...	-

10.6	Lease dated April 15, 1988 between FiberCote Industries, Inc. (lease was initially entered into by USP Composites, Inc., which subsequently changed its name to FiberCote Industries, Inc.) and Geoffrey Etherington, II regarding real property located at 172 East Aurora Street, Waterbury, Connecticut (Reference is made to Exhibit 10.07 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.6(a)	Amendment to Lease dated December 21, 1992 to Lease dated April 15, 1988 (see Exhibit 10.06 hereto) between FiberCote Industries, Inc. and Geoffrey Etherington II regarding real property located at 172 East Aurora Street, Waterbury, Connecticut (Reference is made to Exhibit 10.07(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.6(b)	Letter dated June 30, 1997 from FiberCote Industries, Inc. to Geoffrey Etherington II extending the Lease dated April 15, 1988 (see Exhibit 10.06 hereto) between FiberCote Industries, Inc. and Geoffrey Etherington II regarding real property located at 172 East Aurora Street, Waterbury Connecticut. (Reference is made to Exhibit 10.08(b) of the Company's Annual Report on Form 10-K for the fiscal year ended March 1, 1998, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.7	Lease dated December 12, 1990 between Neltec, Inc. and NZ Properties, Inc. regarding real property located at 1420 W. 12th Place, Tempe, Arizona. (Reference is made to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1997, Commission File No. 1-4415, which is incorporated herein by reference.)	-

Exhibit Numbers	Description	Page

10.7(a)	Letter dated January 8, 1996 from Neltec, Inc. to NZ Properties, Inc. exercising its option to extend the Lease dated December 12, 1990 (see Exhibit 10.7 hereto) between Neltec, Inc. and NZ Properties, Inc. regarding real property located at 1420 W. 12th Place, Tempe, Arizona. (Reference is made to Exhibit 10.13(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1997, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.7(b)	Letter dated January 25, 2001 from Neltec, Inc. to NZ Properties, Inc. exercising its option to extend the Lease dated December 12, 1990 (see Exhibit 10.7 hereto) between Neltec, Inc. and NZ Properties, Inc. regarding real estate property located at 1420 W. 12th Place, Tempe, Arizona (Reference is made to Exhibit 10.7(b) of the Company’s Annual Report on Form l0-K for the fiscal year ended February 26, 2006, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.7(c)	Letter dated February 14, 2006 from Neltec, Inc. to REB Ltd. Properties, Inc. exercising its option to extend the Lease dated December 12, 1990 (see Exhibit 10.7 hereto) between Neltec, Inc. and NZ Properties, Inc. regarding real property located at 1420 W. 12th Place, Tempe, Arizona (Reference is made to Exhibit 10.7(c) of the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2006, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.8	Lease Contract dated February 26, 1988 between the New York State Department of Transportation and the Edgewater Stewart Company regarding real property located at 15 Governor Drive in the Stewart International Airport Industrial Park, New Windsor, New York (Reference is made to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.8(a)	Assignment and Assumption of Lease dated February 16, 1995 between New England Laminates Co., Inc. and the Edgewater Stewart Company regarding the assignment of the Lease Contract (see Exhibit 10.8 hereto) for the real property located at 15 Governor Drive in the Stewart International Airport Industrial Park, New Windsor, New York (Reference is made to Exhibit 10.13(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.8(b)
Lease Amendment No. 1 dated February 17, 1995 between New England Laminates Co., Inc. and the New York State Department of Transportation to Lease Contract dated February 26, 1988 (see Exhibit 10.8 hereto) regarding the real property

Exhibit Numbers	Description	Page

	located at 15 Governor Drive in the Stewart International Airport Industrial Park, New Windsor, New York (Reference is made to Exhibit 10.13(b) of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.9	2002 Stock Option Plan of the Company (Reference is made to Exhibit 10.01 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 1, 2002, Commission File No. 1-4415, which is incorporated herein by reference. This exhibit is a management contract or compensatory plan or arrangement.)	-

10.10	Forms of Incentive Stock Option Contract for employees, Non-Qualified Stock Option Contract for employees and Non-Qualified Stock Option Contract for directors under the 2002 Stock Option Plan of the Company (Reference is made to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2005, Commission File No. 1-4415, which is incorporated herein by reference.)	-

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers adopted on May 6, 2004 (Reference is made to Exhibit 14.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004, Commission File No. 1-4415, which is incorporated herein by reference.)	-

21.1	Subsidiaries of the Company	82

23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP)	83

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)	84

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)	86

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002	88

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	89