Form 10-Q
period 2009-05-31
PARK ELECTROCHEMICAL CORP
filed 2009-07-09
CIK 76267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

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
if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐   Accelerated Filer ☒   Non-Accelerated Filer ☐   Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,540,690 as of July 7, 2009.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	May 31, 2009	March 1,
	(Unaudited)	2009*
ASSETS
Current assets:
Cash and cash equivalents	$158,410	$40,790
Marketable securities	71,416	184,504
Accounts receivable, net	20,920	22,433
Inventories (Note 2)	11,210	10,677
Prepaid expenses and other current assets	3,454	5,527
Total current assets	265,410	263,931

Property, plant and equipment, net	47,953	48,777
Other assets	14,623	14,871
Total assets	$327,986	$327,579

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,368	$8,480
Accrued liabilities	10,292	11,425
Income taxes payable	5,301	4,381
Total current liabilities	22,961	24,286

Deferred income taxes	3,926	3,927
Restructuring accruals and other liabilities (Note 4)	3,404	3,657
Total liabilities	30,291	31,870

Stockholders' equity:
Common stock	2,047	2,047
Additional paid-in capital	147,296	146,934
Retained earnings	146,543	145,107
Treasury stock, at cost	(1)	(1)
Accumulated other comprehensive income	1,810	1,622
Total stockholders' equity	297,695	295,709
Total liabilities and stockholders’ equity	$327,986	327,579

*The balance sheet at March 1, 2009 has been derived from the audited financial statements at that date.

See accompanying Notes to the Condensed Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	13 weeks ended
	(Unaudited)
	May 31, 2009	June 1, 2008
Net sales	$36,697	$59,800

Cost of sales	27,489	45,227

Gross profit	9,208	14,573

Selling, general and administrative expenses	5,917	6,334

Earnings from operations	3,291	8,239

Interest income	688	1,672

Earnings from operations before income taxes	3,979	9,911

Income tax provision	905	2,354

Net earnings	$3,074	$7,557

Earnings per share (Note 5)
Basic	$0.15	$0.37
Diluted	$0.15	$0.37
Weighted average number of common and common equivalent shares outstanding:
Basic shares	20,471	20,366
Diluted shares	20,482	20,430

Dividends per share	$0.08	$0.08

See accompanying Notes to the Condensed Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

	13 weeks ended
	(Unaudited)
	May 31, 2009	June 1, 2008
Common stock and paid-in capital:
Balance, beginning of period	$148,981	$145,304
Stock-based compensation	288	352
Stock option activity	74	1,601
Tax benefit on exercise of options	-	357
Balance, end of period	149,343	147,614

Retained earnings:
Balance, beginning of period	145,107	116,646
Net earnings	3,074	7,557
Dividends	(1,638)	(1,628)
Balance, end of period	146,543	122,575

Treasury stock:
Balance, beginning of period	(1)	(214)
Stock option activity	-	209
Balance, end of period	(1)	(5)

Accumulated other comprehensive income:
Balance, beginning of period	1,622	7,436
Net unrealized investment gains (losses)	-	(323)
Translation adjustments	188	(701)
Balance, end of period	1,810	6,412

Total stockholders' equity	$297,695	$276,596

See accompanying Notes to the Condensed Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	13 Weeks Ended
	(Unaudited)
	May 31, 2009	June 1, 2008
Cash flows from operating activities:
Net earnings	$3,074	$7,557
Depreciation and amortization	1,680	1,946
Stock-based compensation	288	352
Change in operating assets and liabilities	1,960	1,469

Net cash provided by operating activities	7,002	11,324

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(838)	(5,774)
Purchases of marketable securities	(4,073)	(30,888)
Proceeds from sales and maturities of marketable securities	117,161	43,221
Business acquisition	-	(4,700)

Net cash provided by investing activities	112,250	1,859

Cash flows from financing activities:
Dividends paid	(1,638)	(1,628)
Proceeds from exercise of stock options	74	1,807
Tax benefits from stock-based compensation	-	357

Net cash (used in) provided by financing activities	(1,564)	536

Change in cash and cash equivalents before exchange rate changes	117,688	13,719

Effect of exchange rate changes on cash and cash equivalents	(68)	(348)

Change in cash and cash equivalents	117,620	13,371
Cash and cash equivalents, beginning of period	40,790	100,159

Cash and cash equivalents, end of period	$158,410	$113,530

Supplemental cash flow information:
Cash paid during the period for income taxes	$782	$1,346

See accompanying Notes to the Condensed Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except per share and option amounts)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of May 31, 2009 and the consolidated statements of operations, stockholders’ equity and cash flows for the 13 weeks ended May 31, 2009 have been prepared by the Company, without audit.  In the opinion of management, these unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at May 31, 2009 and the results of operations, stockholders’ equity and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2009.

2.	INVENTORIES

Inventories consisted of the following:

	May 31, 2009	March 1, 2009
Raw materials	$5,833	$5,711
Work-in-process	2,231	2,110
Finished goods	2,820	2,561
Manufacturing supplies	326	295

	$11,210	$10,677

3.	STOCK-BASED COMPENSATION

As of May 31, 2009, the Company had a 1992 Stock Option Plan and a 2002 Stock Option Plan, and no other stock-based compensation plan. Both Stock Option Plans have been approved by the Company’s stockholders and provide for the grant of stock options to directors and key employees of the Company. All options granted under such Plans have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant, which pursuant to the terms of the Plans, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted. Options granted under the Plans become exercisable 25% one year from the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant and expire 10 years from the date of grant. The authority to grant additional options under the 1992 Stock Option Plan expired on March 24, 2002, and options to purchase a total of 900,000 shares of common stock were authorized for grant under the 2002 Stock Option Plan.  At May 31, 2009, 2,023,501 shares of common stock of the Company were reserved for issuance upon exercise of stock options under the 1992 Stock Option Plan and the 2002 Stock Option Plan and 1,051,856 options were available for future grant under the 2002 Stock Option Plan. Options to purchase 4,000 shares of common stock were granted during the 13-week period ended May 31, 2009, and no options were granted during the 13-week period ended June 1, 2008.

The Company records its stock-based compensation at fair value in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”).

The weighted average fair value for options was estimated at the date of grant using the Black-Scholes option-pricing model to be $4.43 for the first 13 weeks of fiscal year 2010, with the following assumptions: risk free interest rate of 2.75%; expected volatility factor of 32.1%; expected dividend yield of 1.98%; and estimated option term of 5.4 years.

The risk free interest rate is based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the estimated term of the options at the date of the grant. Volatility is based on historical volatility of the Company’s common stock. The expected dividend yield is based on the regular cash dividends per share paid by the Company in the 2009 fiscal year and on the exercise price of the options granted during the 13 weeks ended May 31, 2009. The estimated term of the options is based on evaluations of historical and expected future employee exercise behavior.

The future compensation expense affecting earnings from operations before income taxes for options outstanding at May 31, 2009 will be $1,756.

The following is a summary of options for the 13 weeks ended May 31, 2009:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Months	Aggregated Intrinsic Value
Outstanding at March 1, 2009	982,727	$24.35	66.38	$ -0-
Granted	4,000	16.15
Exercised	4,500	16.54
Terminated or expired	10,582	26.93

Outstanding at May 31, 2009	971,645	$24.38	63.63	$ -0-
Exercisable at May 31, 2009	636,410	$22.82	44.46	$ -0-

The total intrinsic value of options exercised during the 13 weeks ended May 31, 2009 and June 1, 2008 was $14 and $1,104, respectively.

A summary of the status of the Company’s nonvested options at May 31, 2009, and changes during the 13 weeks then ended, is presented below:

	Shares Subject to Options	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	337,985	$7.16
Granted	4,000	16.15
Vested	-	-
Terminated	(6,750)	6.33
Nonvested, end of period	335,235	$7.08

4.	RESTRUCTURING AND SEVERANCE CHARGES

In the 2009 fiscal year fourth quarter, the Company recorded one-time pre-tax charges of $5,688 related to the closure of the Company’s New England Laminates Co., Inc. electronic materials business unit located in Newburgh, New York and the closures of the Company’s Neltec Europe SAS electronic materials business unit located in Mirebeau, France and related to an asset impairment and workforce reduction at the Company’s Nelco Products Pte. Ltd. electronic materials and advanced composite materials business unit in Singapore. The charges for the closure of the business units included a non-cash asset impairment charge of $650 and were net of the recapture of non-cash cumulative currency translation adjustments of $3,957. In the 2009 fiscal year third quarter, the Company recorded a pre-tax charge of $570 related to restructurings at certain of its North American and European business units.  The Company paid $3,045 of these charges during the 2009 fiscal year and $1,137 during the 13 weeks ended May 31, 2009 and expects to pay the remaining $1,416 during the 2010 fiscal year.

During the 2004 fiscal year, the Company recorded charges related to the realignment of its North America volume printed circuit materials operations. The charges were for employment termination benefits of $1,258, which were fully paid in fiscal year 2004, and lease and other obligations of $7,292.  All costs other than the lease obligations were settled prior to fiscal year 2007. The future lease obligations are payable through September 2013. The remaining balances on the lease obligations relating to the realignment were $2,963 and $3,209 as of May 31, 2009 and March 1, 2009, respectively. The Company applied $246 and $109 of payments against this liability during the first quarter of fiscal year 2010 and the first quarter of fiscal year 2009, respectively.

5.	EARNINGS PER SHARE

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

The following table sets forth the calculation of basic and diluted earnings per share for the 13 weeks ended May 31, 2009 and June 1, 2008.

	13 weeks ended
	May 31, 2009	June 1, 2008
Net earnings	$3,074	$7,557
Weighted average common shares outstanding for basic EPS	20,471	20,366

Net effect of dilutive options	11	64

Weighted average shares outstanding for diluted EPS	20,482	20,430

Basic earnings per share	$0.15	$0.37
Diluted earnings per share	$0.15	$0.37

Common stock equivalents, which were not included in the computation of diluted earnings per share because either the effect would have been antidilutive or the options’ exercise prices were greater than the average market price of the common stock, were 339 and 25 for the thirteen weeks ended May 31, 2009 and June 1, 2008, respectively.

6.	INCOME TAXES

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

The Company’s effective tax rate for the 13-week period ended May 31, 2009 was 22.7% compared to 23.8% for the 13-week period ended June 1, 2008. The effective rate varied from the U.S. Federal statutory rate primarily due to foreign income taxed at lower rates. The Company’s policy is to include applicable interest and penalties related to unrecognized tax benefits as a component of income tax expense.

7.	GEOGRAPHIC REGIONS

The Company’s printed circuit materials (the Nelco® product line), the Company’s advanced composite materials (the Nelcote® product line) and the Company’s composite parts (the Nova™ product line) are sold to customers in North America, Europe and Asia.

Sales are attributed to geographic region based upon the region in which the materials were delivered to the customer. Sales between geographic regions were not significant.

Financial information concerning the Company's operations by geographic region follows:

	13 weeks ended
	May 31,	June 1,
	2009	2008
Sales:
North America	$19,861	$30,365
Europe	3,497	7,620
Asia	13,339	21,815
Total sales	$36,697	$59,800

	May 31,	June 1,
	2009	2008
Long-lived assets:
North America	$40,889	$31,677
Europe	1,166	5,133
Asia	20,521	26,073
Total long-lived assets	$62,576	$62,883

8.	CONTINGENCIES

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

b.
Environmental Contingencies - The Company and certain of its subsidiaries have been named by the Environmental Protection Agency (the "EPA") or a comparable state agency under the Comprehensive Environmental Response, Compensation and Liability Act (the "Superfund Act") or similar state law as potentially responsible parties in connection with alleged releases of hazardous substances at eight sites. In addition, two subsidiaries of the Company have received cost recovery claims under the Superfund Act or similar state laws from other private parties involving two other sites, and a subsidiary of the Company has received requests from the EPA under the Superfund Act for information with respect to its involvement at three other sites.

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

The total costs incurred by the Company and its subsidiaries in connection with these sites, including legal fees incurred by the Company and its subsidiaries and their assessed share of remediation costs and excluding amounts paid or reimbursed by insurance carriers, were approximately $1 and $1 in the 13 weeks ended May 31, 2009 and June 1, 2008, respectively. The recorded liabilities included in accrued liabilities for environmental matters were $844 at May 31, 2009 and $1,002 at June 1, 2008.

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

c.
Acquisition – The Company is obligated to pay up to an additional $5,500 over five years depending on the achievement of specified earn-out objectives in connection with the acquisition by the Company’s wholly owned subsidiary, Park Aerospace Structures Corp., of substantially all the assets and business of Nova Composites, Inc., a manufacturer of composite parts and the tooling for such parts, located in Lynnwood, Washington, in addition to a cash purchase price of $4,500 paid at the closing of the acquisition on April 1, 2008. The Company is in the process of determining the additional amount, if any, up to $1,100, payable for the first year. Any such additional amount paid will be recorded as goodwill.

9.	RECENT ACCOUNTING PRONOUNCEMENTS

Effective March 2, 2009, the Company adopted Statement of Financial Accounting Standards No. 141R (revised 2007), which replaces Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141R”). SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. This fair value approach replaces the original Statement 141’s cost allocation process, whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under Statement of Financial Accounting Standards No. 141. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 141R did not have an impact on the Company’s Consolidated Financial Statements.

On April 9, 2009, the Financial Accounting Standards Board (the “FASB”) issued FSP FAS No. 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (”FSP FAS 107-1 and APB Opinion 28-1”), which require fair value disclosures for all financial instruments whether recognized or not in the statement of financial position. With the issuance of FSP FAS 107-1 and APB Opinion 28-1, on a quarterly basis quantitative and qualitative information will be required to be disclosed about the fair value estimates for all financial instruments. FSP FAS 107-1 and APB Opinion 28-1 will be effective for interim reporting periods after June 15, 2009. The Company is currently evaluating the impact, if any, that the adoption of FSP FAS 107-1 and APB Opinion 28-1 will have on its Consolidated Financial Statements.

On April 9, 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which clarifies the methodology used to determine fair value when there is no active market or when the price inputs being used represent distressed sales. FSP FAS 157-4 also reaffirms the objective of fair value measurement, as stated in SFAS 157, which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. FSP FAS 157-4 will be applied prospectively and will be effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the impact, if any, that the adoption of FSP FAS 157-4 will have on its Consolidated Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

Park is a global advanced materials company which develops, manufactures, markets and sells high technology digital and RF/microwave printed circuit materials principally for the telecommunications and internet infrastructure and high-end computing markets and advanced composite materials and parts principally for the aerospace markets. The Company’s core capabilities are in the areas of polymer chemistry formulation and coating technology. The Company also specializes in the manufacture of complex composite aircraft and space vehicle parts. The Company’s manufacturing facilities are located in Singapore, China, France, Connecticut, Kansas, Arizona, California and Washington. The Company’s products are marketed and sold under the Nelco®, Nelcote® and Nova™ names.

The Company's total net sales declined in the three-month period ended May 31, 2009 compared with last year's comparable period principally as a result of decreases in sales of the Company’s printed circuit materials products in North America, Asia and Europe.

As a result of the decline in the Company’s total net sales in the 2010 fiscal year first quarter compared to the 2009 fiscal year first quarter, the Company’s earnings from operations and net earnings were lower in the 2010 fiscal year first quarter than in the 2009 fiscal year first quarter. The Company’s net earnings in the 2010 fiscal year first quarter were also negatively impacted by the lower interest income earned by the Company in such quarter compared to the interest income earned by the Company in the 2009 fiscal year first quarter.

The significant decreases in sales of printed circuit materials products resulted in lower gross profits and lower earnings from operations in the 2010 fiscal year first quarter compared to the 2009 fiscal year first quarter. However, the Company’s gross profit margin, measured as a percentage of sales, improved to 25.1% in the 2010 fiscal year first quarter compared to 24.4% in the 2009 fiscal year first quarter and 22.9% in the 2009 fiscal year fourth quarter. The declines in the Company’s operating and earnings performances during the 2010 fiscal year first quarter compared to the 2009 fiscal year first quarter were partially offset by higher percentages of sales of higher margin, high performance printed circuit materials and advanced composite materials and parts during the 2010 fiscal year first quarter and by the benefits resulting from the workforce reductions at the Nelco Products, Inc., Neltec, Inc. and Nelco Products Pte. Ltd. business units and the closures of the New England Laminates Co., Inc. and Neltec Europe SAS business units in the 2009 fiscal year, all described elsewhere in this Discussion.

The markets in North America, Europe and Asia for the Company’s printed circuit materials products continued to be weak in the 2010 fiscal year first quarter. The markets for the Company’s advanced composite materials products weakened during the 2009 fiscal year third and fourth quarters, and such weakness continued during the 2010 fiscal year first quarter.

The global markets for the Company’s printed circuit materials products continue to be very difficult to forecast, and it is not clear to the Company what the condition of the global markets for the Company’s printed circuit materials products will be in the 2010 fiscal year second quarter. Further, the Company is not able to predict the impact the current global economic and financial crises will have on the markets for its advanced composite materials and parts products in the 2010 fiscal year second quarter or beyond.

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

In the 2009 fiscal year fourth quarter, the Company’s Neltec Europe SAS electronic materials business unit located in Mirebeau, France and its Neltec SA electronic materials business unit located in Lannemezan, France completed restructurings of their operations in response to the continuing serious erosion of the markets for electronic materials in Europe and the continuing migration of such markets to Asia. The market for such products in Europe had eroded to the point where the Company believed it was not possible for the Neltec Europe SAS business to be viable, and as a major component of such restructurings, Neltec Europe SAS closed completely its operations. Although the Company is continuing the operations of its Neltec SA RF/microwave electronic materials business unit, the restructuring included a reorganization of certain of the activities of Neltec SA.

In addition to the restructurings of its Neltec Europe SAS and Neltec SA business units in France, the Company implemented workforce reductions at its Nelco Products, Inc. electronic materials business unit located in Fullerton, California and its Neltec, Inc. electronics circuitry materials business unit located in Tempe, Arizona in the 2009 fiscal year third quarter and a workforce reduction at its Nelco Products Pte. Ltd. electronics circuitry materials and advanced composite materials business unit located in Singapore in the 2009 fiscal year fourth quarter.

Also, in the 2009 fiscal year fourth quarter, the Company’s New England Laminates Co., Inc. electronic materials business unit located in Newburgh, New York closed its operations in response to the very serious erosion of the markets for electronic materials in North America.

Since the closures of the Neltec Europe SAS and New England Laminates Co., Inc. business units, the Company has been supplying and supporting customers of such business units from the Company’s electronic materials operations in Fullerton, California and Tempe, Arizona.

Three Months Ended May 31, 2009 Compared with Three Months Ended June 1, 2008:

The Company’s total net sales and its net sales of both its printed circuit materials products and its advanced composite materials products declined during the three-month period ended May 31, 2009 compared to the three-month period ended June 1, 2008. Sales of the Company’s advanced composite materials and parts products were 17% of the Company’s total net sales worldwide in the 2010 fiscal year first quarter compared to 11% in the 2009 fiscal year first quarter and 9% in the 2008 fiscal year first quarter.

The decreased sales in the three months ended May 31, 2009 resulted in lower earnings from operations and lower net earnings compared to the three months ended June 1, 2008.

Results of Operations

Net sales for the three-month period ended May 31, 2009 decreased 39% to $36.7 million from $59.8 million for last fiscal year's comparable period. The decrease in net sales was principally the result of lower sales of printed circuit materials products in North America, Europe and Asia. Sales volumes decreased 35% in North America, 54% in Europe and 39% in Asia during the 2010 fiscal year first quarter compared to the first quarter in the prior year.

The Company's foreign sales were $16.8 million, or 46% of the Company's total net sales worldwide, during the three-month period ended May 31, 2009 compared with $29.4 million of sales, or 49% of total net sales worldwide, during last fiscal year's comparable period. The Company's foreign sales during the 2010 fiscal year first quarter decreased by 43% from the 2009 fiscal year comparable period as the result of lower sales in Asia and Europe.

For the three-month period ended May 31, 2009, the Company’s sales in North America, Asia and Europe were 54%, 36% and 10%, respectively, of the Company’s total net sales worldwide compared with 51%, 36% and 13%, respectively, for the three-month period ended June 1, 2008.

The Company’s gross profit in the three months ended May 31, 2009 was lower than the gross profit in the prior year’s comparable period primarily as a result of lower sales and lower production unit volumes. However, the gross profit as a percentage of sales in the three months ended May 31, 2009 improved to 25.1% compared to 24.4% in the three months ended June 1, 2008 and 22.9% in the three months ended March 1, 2009 principally due to a higher percentage of sales of higher margin, high performance printed circuit materials products and advanced composite materials and parts and the benefits resulting from the workforce reductions at the Nelco Products, Inc., Neltec, Inc. and Nelco Products Pte. Ltd. business units and the closures of the New England Laminates Co., Inc. and Neltec Europe SAS business units in the 2009 fiscal year, all described elsewhere in this Discussion.

During both the three-month periods ended May 31, 2009 and June 1, 2008, the Company’s total net sales worldwide of high temperature printed circuit materials, which include high performance materials (non-FR4 printed circuit materials), were 100% of the Company’s total net sales worldwide of printed circuit materials.

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

During the three-month period ended May 31, 2009, the Company’s total net sales worldwide of high performance printed circuit materials (non-FR4 printed circuit materials) were 67% of the Company’s total net sales worldwide of printed circuit materials, compared to 60% for last fiscal year’s comparable period.

Selling, general and administrative expenses decreased by $0.4 million, or by 7%, during the three months ended May 31, 2009 compared with last fiscal year's comparable period, but these expenses, measured as a percentage of sales, were 16.1% during the three months ended May 31, 2009 compared with 10.6% during last fiscal year's comparable period. Stock option expense was $288,000 for the three months ended May 31, 2009 compared to $352,000 for last year’s comparable period.

For the reasons set forth above, the Company's earnings from operations were $3.3 million for the three months ended May 31, 2009, compared to earnings from operations of $8.2 million for the three months ended June 1, 2008.

Interest income was $688,000 for the three-month period ended May 31, 2009 compared to $1,672,000 for last fiscal year's comparable period. The decrease in interest income was attributable to lower prevailing interest rates during the 2010 fiscal year first quarter than during the 2009 fiscal year first quarter. The Company's investments were primarily in short-term instruments and money market funds.

The Company's effective income tax rate for the three-month period ended May 31, 2009 was 22.7%, compared to 23.8% for last fiscal year's comparable period. The lower tax provision for the 2010 fiscal year first quarter was attributable principally to higher taxable income in jurisdictions with lower effective income tax rates.

The Company's net earnings for the three months ended May 31, 2009 were $3.1 million, compared to net earnings of $7.6 million for the three months ended June 1, 2008.

Basic and diluted earnings per share were $0.15 for the three-month period ended May 31, 2009 and $0.37 for the three-month period ended June 1, 2008.

Liquidity and Capital Resources:

At May 31, 2009, the Company's cash and marketable securities were $229.8 million compared with $225.3 million at March 1, 2009, the end of the Company's 2009 fiscal year. The Company's working capital (which includes cash and marketable securities) was $242.4 million at May 31, 2009 compared with $239.6 million at March 1, 2009. The increase in working capital at May 31, 2009 compared with March 1, 2009 was due principally to the increase in cash and marketable securities, an increase in inventories and decreases in accounts payable and accrued liabilities slightly offset by decreases in accounts receivable and prepaid expenses and other current assets and an increase in income taxes payable. Inventories were 5% higher at May 31, 2009 than at March 1, 2009 primarily as a result of higher work-in-process and finished goods. At May 31, 2009, accounts payable were 13% lower than at March 1, 2009 principally as a result of lower purchases or raw materials during the period ended May 31, 2009 than during the period ended March 1, 2009, and accrued liabilities were 10% lower than at March 1, 2009 principally as a result of payments of liabilities accrued in the 2009 fiscal year in connection with workforce reductions and plant closings during such year. The 7% decline in accounts receivable at May 31, 2009 compared to March 1, 2009 was primarily the result of shorter average customer payment terms during the period ended May 31, 2009 compared to the period ended March 1, 2009.  The 38% decrease in prepaid expenses and other current assets at May 31, 2009 compared to March 1, 2009 was primarily attributable to the Company’s receipt of an amount due from a foreign taxing authority in the three months ended May 31, 2009 and lower interest receivable at such date. Income taxes payable were 21% higher at May 31, 2009 than at March 1, 2009 primarily as a result of recorded tax on income in excess of tax payments.

The Company's current ratio (the ratio of current assets to current liabilities) was 11.6 to 1 at May 31, 2009 compared to 10.9 to 1 at March 1, 2009.

During the three months ended May 31, 2009, net earnings from the Company's operations, before depreciation and amortization, of $5.3 million reduced by a net decrease in working capital items, resulted in $7.0 million of cash provided by operating activities. During the same three-month period, the Company expended $0.8 million for the purchase of property, plant and equipment, primarily for the Company’s new development and manufacturing facility in Newton, Kansas, compared with $5.8 million for the three-month period ended June 1, 2008, and paid $1.6 million and $1.6 million, respectively, in dividends on its common stock in such three-month periods. Net expenditures for property, plant and equipment were $12.2 million in the 2009 fiscal year and $4.4 million in the 2008 fiscal year.

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

At May 31, 2009 and at June 1, 2008, the Company had no long-term debt.

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

The Company's contractual obligations and other commercial commitments to make future payments under contracts, such as lease agreements, consist only of operating lease commitments, commitments to purchase equipment for the Company’s new development and manufacturing facility in Newton, Kansas and the Company’s obligation to pay up to an additional $5.5 million over five years in connection with the acquisition of the assets and business of Nova Composites, Inc., described above. The Company has no long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments or contingent commitments, other than two standby letters of credit in the total amount of $1.45 million to secure the Company's obligations under its workers' compensation insurance program.

As of May 31, 2009, there were no material changes outside the ordinary course of the Company’s business in the Company’s contractual obligations disclosed in Item 7 of Part II of its Form 10-K Annual Report for the fiscal year ended March 1, 2009.

Off-Balance Sheet Arrangements:

The Company's liquidity is not dependent on the use of, and the Company is not engaged in, any off-balance sheet financing arrangements, such as securitization of receivables or obtaining access to assets through special purpose entities.

Environmental Matters:

In the three-month periods ended May 31, 2009 and June 1, 2008, the Company charged approximately $0.01 million and $(0.6) million, respectively, against pretax income for environmental remedial response and voluntary cleanup costs (including legal fees). While annual expenditures have generally been constant from year to year and may increase over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At May 31, 2009 and March 1, 2009, the amount recorded in accrued liabilities for environmental matters was $0.8 million.

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

Sales Allowances

The Company provides for the estimated costs of sales allowances at the time such costs can be reasonably estimated. The Company’s products are made to customer specifications and tested for adherence to such specifications before shipment to customers. There are no future performance requirements other than the products’ meeting the agreed specifications. The Company’s bases for providing sales allowances for returns are known situations in which products may have failed due to manufacturing defects in the products supplied by the Company. The Company is focused on manufacturing the highest quality printed circuit materials and advanced composite materials and parts possible and employs stringent manufacturing process controls and works with raw material suppliers who have dedicated themselves to complying with the Company’s specifications and technical requirements. The amounts of returns and allowances resulting from defective or damaged products have been approximately 1.0% of sales for each of the Company’s last three fiscal years.

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

Restructurings

The Company recorded one-time pre-tax charges of $5.7 million in the fourth quarter of the fiscal year ended March 1, 2009 related to the closure of the Company’s New England Laminates Co., Inc. electronic materials business unit located in Newburgh, New York and the closures of the Company’s Neltec Europe SAS electronic materials business unit located in Mirebeau, France and related to a workforce reduction and an asset impairment at the Company’s Nelco Products Pte. Ltd. electronic materials and advanced composite materials business unit in Singapore. In the 2009 fiscal year third quarter, the Company recorded a one-time pre-tax charge of $0.6 million related to restructurings at certain of its North American and European business units. The Company recorded a one-time charge of $1.4 million in the fourth quarter of the fiscal year ended March 2, 2008 in connection with a restructuring and workforce reduction at its Neltec Europe SAS business unit. Such restructuring and workforce reductions are described in Note 4 of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this Report.

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

Factors That May Affect Future Results.

Certain portions of this Report which do not relate to historical financial information may be deemed to constitute forward-looking statements that are subject to various factors which could cause actual results to differ materially from Park's expectations or from results which might be projected, forecast, estimated or budgeted by the Company in forward-looking statements. Such factors include, but are not limited to, general conditions in the electronics and aerospace industries, the Company's competitive position, the status of the Company's relationships with its customers, economic conditions in international markets, the cost and availability of raw materials, transportation and utilities, and the various factors set forth in Item 1A “Risk Factors” and under the caption "Factors That May Affect Future Results" after Item 7 of Park's Annual Report on Form 10-K for the fiscal year ended March 1, 2009.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

The Company's market risk exposure at May 31, 2009 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended March 1, 2009.

Item 4.	Controls and Procedures.

(a)	Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Vice President and Controller (the person currently performing the functions similar to those performed by a principal financial officer), has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of May 31, 2009, the end of the quarterly fiscal period covered by this quarterly report. Based on such evaluation, the Company's Chief Executive Officer and Vice President and Controller have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Vice President and Controller, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes from the risk factors as previously disclosed in the Company’s Form 10-K Annual Report for the fiscal year ended March 1, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to shares of the Company's Common Stock acquired by the Company during each month included in the Company’s 2010 fiscal year first quarter ended May 31, 2009.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 2-March 31	0	$ -	0

April 1-April 30	0	−	0

May 1-May 31	1	19.29	0

Total	1	$19.29	0	2,000,000(a)

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

Park Electrochemical Corp.
(Registrant)

/s/ Brian E. Shore
Date: July 8, 2009	Brian E. Shore
President and Chief Executive Officer
(principal executive officer)

/s/ P. Matthew Farabaugh
Date: July 8, 2009	P. Matthew Farabaugh
Vice President and Controller
(principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Name	Page

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)	28

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)	30

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	33