Form 10-Q
period 2009-08-30
PARK ELECTROCHEMICAL CORP
filed 2009-10-08
CIK 76267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 30, 2009

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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated File	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,540,690 as of October 6, 2009.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	August 30, 2009	March 1, 2009*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$175,741	$40,790
Marketable securities (Note 2)	57,941	184,504
Accounts receivable, net	23,136	22,433
Inventories (Note 3)	11,008	10,677
Prepaid expenses and other current assets	2,698	5,527
Total current assets	270,524	263,931

Property, plant and equipment, net	46,646	48,777
Other assets	15,863	14,871
Total assets	$333,033	$327,579

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,231	$8,480
Accrued liabilities	9,122	11,425
Dividends payable	2,054	-
Income taxes payable	4,285	4,381
Total current liabilities	25,692	24,286

Deferred income taxes	3,926	3,927
Restructuring accruals and other liabilities (Note 5)	3,199	3,657
Total liabilities	32,817	31,870

Stockholders' equity:
Common stock	2,054	2,047
Additional paid-in capital	148,676	146,934
Retained earnings	147,601	145,107
Treasury stock, at cost	(1)	(1)
Accumulated other comprehensive income	1,886	1,622
Total stockholders' equity	300,216	295,709
Total liabilities and stockholders’ equity	$333,033	$327,579

*The balance sheet at March 1, 2009 has been derived from the audited financial statements at that date.

See accompanying Notes to the Condensed Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	13 weeks ended		26 weeks ended
	(Unaudited)		(Unaudited)
	August 30, 2009	August 31, 2008	August 30, 2009	August 31, 2008
Net sales	$42,518	$55,599	$79,215	$115,399

Cost of sales	31,570	44,646	59,059	89,873

Gross profit	10,948	10,953	20,156	25,526

Selling, general and administrative expenses	5,203	6,170	11,120	12,504

Earnings from operations	5,745	4,783	9,036	13,022

Interest income and other income	205	1,692	893	3,364

Earnings from operations before income taxes	5,950	6,475	9,929	16,386

Income tax provision	1,195	1,538	2,100	3,892

Net earnings	$4,755	$4,937	$7,829	$12,494

Earnings per share (Note 6)
Basic	$0.23	$0.24	$0.38	$0.61
Diluted	$0.23	$0.24	$0.38	$0.61

Weighted average number of common and common equivalent shares outstanding:
Basic shares	20,534	20,458	20,503	20,412
Diluted shares	20,554	20,520	20,518	20,475

Dividends declared per share (Note 7)	$0.18	$0.08	$0.26	$0.16

See accompanying Notes to the Condensed Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

	13 weeks ended		26 weeks ended
	(Unaudited)		(Unaudited)
	August 30, 2009	August 31, 2008	August 30, 2009	August 31, 2008
Common stock and paid-in capital:

Balance, beginning of period	$149,343	$147,614	$148,981	$145,304
Stock-based compensation	283	303	571	655
Stock option activity	1,104	465	1,178	2,066
Tax benefit on exercise of options	-	86	-	443
Balance, end of period	150,730	148,468	150,730	148,468

Retained earnings:

Balance, beginning of period	146,543	122,575	145,107	116,646
Net earnings	4,755	4,937	7,829	12,494
Dividends	(3,697)	(1,636)	(5,335)	(3,264)
Balance, end of period	147,601	125,876	147,601	125,876

Treasury stock:

Balance, beginning of period	(1)	(5)	(1)	(214)
Stock option activity	-	3	-	212
Balance, end of period	(1)	(2)	(1)	(2)

Accumulated other comprehensive income:

Balance, beginning of period	1,810	6,412	1,622	7,436
Net unrealized investment gains (losses)	8	(176)	8	(499)
Translation adjustments	68	(774)	256	(1,475)
Balance, end of period	1,886	5,462	1,886	5,462

Total stockholders' equity	$300,216	$279,804	$300,216	$279,804

See accompanying Notes to the Condensed Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	26 Weeks Ended
	(Unaudited)
	August 30, 2009	August 31, 2008
Cash flows from operating activities:
Net earnings	$7,829	$12,494
Depreciation and amortization	3,432	3,885
Stock-based compensation	571	655
Change in operating assets and liabilities	559	(18)

Net cash provided by operating activities	12,391	17,016

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(1,199)	(8,093)
Purchases of marketable securities	(58,413)	(130,074)
Proceeds from sales and maturities of marketable securities	185,037	80,946
Business acquisition	(1,025)	(4,726)

Net cash provided by (used in) investing activities	124,400	(61,947)

Cash flows from financing activities:
Dividends paid	(3,281)	(3,264)
Proceeds from exercise of stock options	1,178	2,236
Tax benefits from stock-based compensation	-	443

Net cash used in financing activities	(2,103)	(585)

Change in cash and cash equivalents before exchange rate changes	134,688	(45,516)

Effect of exchange rate changes on cash and cash equivalents	263	(430)

Change in cash and cash equivalents	134,951	(45,946)
Cash and cash equivalents, beginning of period	40,790	100,159

Cash and cash equivalents, end of period	$175,741	$54,213

Supplemental cash flow information:
Cash paid during the period for income taxes	$2,345	$5,060

See accompanying Notes to the Condensed Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except per share amounts)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of August 30, 2009, the consolidated statements of operations and stockholders’ equity for the 13 weeks and 26 weeks ended August 30, 2009 and the condensed consolidated statements of cash flows for the 26 weeks then ended have been prepared by Park Electrochemical Corp. (the “Company”), without audit. In the opinion of management, these unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at August 30, 2009 and the results of operations, stockholders’ equity and cash flows for all periods presented. The Company has evaluated events or transactions which occurred subsequent to the balance sheet date, but prior to October 8, 2009, for recognition or disclosure.

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

2.	MARKETABLE SECURITIES

The fair value of investments was determined based on observable inputs, which were quoted market prices for identical assets in active markets.

3.	INVENTORIES

Inventories consisted of the following:

	August 30,	March 1,
	2009	2009

Raw materials	$5,702	$5,711
Work-in-process	2,296	2,110
Finished goods	2,771	2,561
Manufacturing supplies	239	295

	$11,008	$10,677

4.	STOCK-BASED COMPENSATION

As of August 30, 2009, the Company had a 1992 Stock Option Plan and a 2002 Stock Option Plan, and no other stock-based compensation plan. Both Stock Option Plans have been approved by the Company’s stockholders and provide for the grant of stock options to directors and key employees of the Company. All options granted under such Plans have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant, which pursuant to the terms of the Plans, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted. Options granted under the Plans become exercisable 25% one year from the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant and expire 10 years from the date of grant. The authority to grant additional options under the 1992 Stock Option Plan expired on March 24, 2002, and options to purchase a total of 1,800,000 shares of common stock were authorized for grant under the 2002 Stock Option Plan. At August 30, 2009, 1,957,676 shares of common stock of the Company were reserved for issuance upon exercise of stock options under the 1992 Stock Option Plan and the 2002 Stock Option Plan and 1,070,968 options were available for future grant under the 2002 Stock Option Plan. No options were granted during the 13 weeks ended August 30, 2009, and options to purchase 4,000 shares of common stock were granted during the 26 weeks ended August 30, 2009. Options to purchase 142,850 shares of common stock were granted during the 13 weeks and 26 weeks ended August 31, 2008.

The Company records its stock-based compensation at fair value. The weighted average fair value for options was estimated at the date of grant using the Black-Scholes option-pricing model to be $4.43 for the first 26 weeks of fiscal year 2010, with the following assumptions: risk free interest rate of 2.75%; expected volatility factor of 32.1%; expected dividend yield of 1.98%; and estimated option term of 5.4 years.

The risk free interest rate is based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the estimated term of the options at the date of the grant. Volatility is based on historical volatility of the Company’s common stock. The expected dividend yield is based on the regular cash dividends per share paid by the Company in the 2009 fiscal year and on the exercise price of the options granted during the 26 weeks ended August 30, 2009. The estimated term of the options is based on evaluations of historical and expected future employee exercise behavior.

The future compensation expense affecting earnings from operations before income taxes for options outstanding at August 30, 2009 will be $1,473 and will be recognized over the next four fiscal years.

The following is a summary of options for the 26 weeks ended August 30, 2009.

			Weighted Average
		Weighted Average	Remaining Contract	Aggregated
	Options	Exercise Price	Life in Months	Intrinsic Value
Outstanding at March 1, 2009	982,727	$24.35	66.38	$-
Granted	4,000	16.15
Exercised	(70,175)	16.78
Terminated or expired	(29,844)	27.46

Outstanding at August 30, 2009	886,708	$24.87	64.23	$666

Exercisable at August 30, 2009	683,598	$24.09	53.46	$628

The total intrinsic value of options exercised during the 13 weeks ended  August 30, 2009 and August 31, 2008 was $338 and $155, respectively. The  total intrinsic value of options exercised during the 26 weeks ended  August 30, 2009 and August 31, 2008 was $352 and $1,259, respectively.

A summary of the status of the Company’s nonvested options at August 30,  2009, and changes during the 13 week-period then ended, is presented  below:

	Shares Subject to Options	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	335,235	$7.08

Granted	-	-
Vested	(110,513)	9.56
Terminated	(21,612)	8.15
Nonvested, end of period	203,110	$6.65

5.	RESTRUCTURING AND SEVERANCE CHARGES

In the 2009 fiscal year fourth quarter, the Company recorded one-time pre-tax charges of $5,688 related to the closure of the Company’s New England Laminates Co., Inc. electronic materials business unit located in Newburgh, New York and the closure of the Company’s Neltec Europe SAS electronic materials business unit located in Mirebeau, France and related to an asset impairment and workforce reduction at the Company’s Nelco Products Pte. Ltd. electronic materials and advanced composite materials business unit in Singapore. Such charges included non-cash asset impairment charges of $4,617 and were net of the recapture of non-cash cumulative currency translation adjustments of $3,957. In the 2009 fiscal year third quarter, the Company recorded a pre-tax charge of $570 related to restructurings at certain of its North American and European business units. The Company paid $3,045 of these charges during the 2009 fiscal year and $1,289 and $2,426, respectively, during the 13 weeks and 26 weeks ended August 30, 2009 and expects to pay the remaining $127 during the 2010 fiscal year.

During the 2004 fiscal year, the Company recorded charges related to the realignment of its North America volume printed circuit materials operations. The charges were for employment termination benefits of $1,258, which were fully paid in fiscal year 2004, and lease and other obligations of $7,292.  All costs other than the lease obligations were settled prior to fiscal year 2007. The future lease obligations are payable through September 2013. The remaining balances on the lease obligations relating to the realignment were $2,713 and $3,209 as of August 30, 2009 and March 1, 2009, respectively. For the 13 weeks and 26 weeks ended August 30, 2009, the Company applied $250 and $496, respectively, of lease payments against such lease obligations.

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

The following table sets forth the calculation of basic and diluted earnings per share for the 13 weeks and 26 weeks ended August 30, 2009 and August 31, 2008.

	13 weeks ended		26 weeks ended
	August 30, 2009	August 31, 2008	August 30, 2009	August 31, 2008
Net Earnings	$4,755	$4,937	$7,829	$12,494
Weighted average common shares outstanding for basic EPS	20,534	20,458	20,503	20,412

Net effect of dilutive options	20	62	15	63

Weighted average shares outstanding for diluted EPS	20,554	20,520	20,518	20,475

Basic earnings per share	$0.23	$0.24	$0.38	$0.61
Diluted earnings per share	$0.23	$0.24	$0.38	$0.61

Common stock equivalents, which were not included in the computation of diluted earnings per share because the effect would have been antidilutive as the options’ exercise prices were greater than the average market price of the common stock, were 163 and 30 for the 13 weeks ended August 30, 2009 and August 31, 2008, respectively, and 251 and 28 for the 26 weeks ended August 30, 2009 and August 31, 2008, respectively.

7.	DIVIDENDS DECLARED

On July 22, 2009, the Company announced that its Board of Directors had declared an increase in the Company’s regular quarterly dividend to $0.10 per share. The $0.10 per share dividend is payable November 5, 2009 to stockholders of record at the close of business on October 7, 2009.  At the quarter ended August 30, 2009, the Company recorded a $2,054 dividend payable for the regular quarterly $0.10 dividend to be paid November 5, 2009.

8.	INCOME TAXES

The Company’s effective tax rate for the 13-week and 26-week periods ended August 30, 2009 were 20.1% and 21.2%, respectively, compared to 23.8% for both the 13-week and 26-week periods ended August 31, 2008. The effective rates varied from the U.S. Federal statutory rate primarily due to foreign income taxed at lower rates. The Company’s policy is to include applicable interest and penalties related to unrecognized tax benefits as a component of income tax expense.

9.	GEOGRAPHIC REGIONS

The Company is a global advanced materials company which develops, manufactures, markets and sells high technology digital and RF/microwave printed circuit materials principally for the telecommunications and internet infrastructure and high-end computing markets and advanced composite materials, parts and assemblies principally for the aerospace markets. The Company’s printed circuit materials (the Nelco® product line), the Company’s advanced composite materials (the Nelcote® product line) and the Company’s composite parts and assemblies (the Nova™ product line)are sold to customers in North America, Europe and Asia.

Sales are attributed to geographic region based upon the region in which the materials were delivered to the customer. Sales between geographic regions were not significant.

Financial information concerning the Company's operations by geographic region follows:

	13 weeks ended		26 weeks ended
	August 30, 2009	August 31, 2008	August 30, 2009	August 31, 2008

Sales:
North America	$21,881	$27,832	$41,742	$58,197
Europe	4,230	6,565	7,727	14,185
Asia	16,407	21,202	29,746	43,017
Total sales	$42,518	$55,599	$79,215	$115,399

		August 30,	March 1,
		2009	2009
Long-lived assets:
North America		40,657	$41,423
Europe		1,267	1,112
Asia		20,585	21,113
Total long-lived assets		$62,509	$63,648

10.	CONTINGENCIES

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

The total costs incurred by the Company and its subsidiaries in connection with these sites, including legal fees incurred by the Company and its subsidiaries and their assessed share of remediation costs and excluding amounts paid or reimbursed by insurance carriers, were approximately $1 and $2, respectively, in the 13 weeks and 26 weeks ended August 30, 2009 and approximately $110 in the 13 weeks and 26 weeks ended August 31, 2008. In the six-month periods ended August 30, 2009 and August 31, 2008, the Company reversed accruals of approximately $835 and $638, respectively, for environmental remedial response and clean-up costs, which were recorded as reductions to selling, general and administrative expenses for such periods, as a result of the Company’s conclusion that the likelihood of any liability in connection with such accruals was remote. The recorded liabilities included in accrued liabilities for environmental matters were $4 at August 30, 2009 and $844 at March 1, 2009.

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

Included in selling, general and administrative expenses are charges for actual expenditures and accruals, based on estimates, for certain environmental matters described above. The Company accrues estimated costs associated with known environmental matters, when such costs can be reasonably estimated and when the outcome appears probable. The Company believes that the ultimate disposition of known environmental matters will not have a material adverse effect on the liquidity, capital resources, business or consolidated results of operations or financial position of the Company. However, one or more of such environmental matters could have a significant negative impact on the Company's consolidated results of operations or financial position for a particular reporting period.

c.
Acquisition – The Company is obligated to pay up to an additional $4,400 over four years depending on the achievement of specified earn-out objectives in connection with the acquisition by the Company’s wholly owned subsidiary, Park Aerospace Structures Corp., of substantially all the assets and business of Nova Composites, Inc., a manufacturer of composite parts and assemblies and the tooling for such parts and assemblies, located in Lynnwood, Washington, in addition to a cash purchase price of $4,500 paid at the closing of the acquisition on April

1, 2008 and an additional $1,025, recorded as additional goodwill, paid during the three months ended August 30, 2009. Any additional amount paid will be recorded as goodwill.

11.	RECENT ACCOUNTING PRONOUNCEMENTS

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

Effective August 30, 2009, the Company adopted FSP FAS No. 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (”FSP FAS 107-1 and APB Opinion 28-1”), which require fair value disclosures for all financial instruments whether recognized or not in the statement of financial position. With the issuance of FSP FAS 107-1 and APB Opinion 28-1, on a quarterly basis quantitative and qualitative information will be required to be disclosed about the fair value estimates for all financial instruments. FSP FAS 107-1 and APB Opinion 28-1 is effective for interim reporting periods after June 15, 2009. The adoption of FSP FAS 107-1 and APB Opinion 28-1 did not have an impact on the Company’s Consolidated Financial Statements.

Effective August 30, 2009, the Company adopted FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which clarifies the methodology used to determine fair value when there is no active market or when the price inputs being used represent distressed sales.  FSP FAS 157-4 also reaffirms the objective of fair value measurement, as stated in SFAS 157, which is to reflect how much an asset would be sold for in an orderly transaction.  It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of FSP FAS 157-4 did not have an impact on the Company’s Consolidated Financial Statements.

In May 2009, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS No. 165 establishes (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 also requires disclosure of the date through which an entity has evaluated subsequent events. The Company adopted the provisions of SFAS No. 165 on June 1, 2009. In connection with the adoption of SFAS No. 165, the Company has included a disclosure in Note 1 of these Notes to Condensed Consolidated Financial Statements to address the date through which the Company evaluated subsequent events.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”), which establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under authority of Federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of SFAS No. 168 will not have any impact on the Company’s Consolidated Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

Park Electrochemical Corp. (“Park” or the “Company”) is a global advanced materials company which develops, manufactures, markets and sells high technology digital and RF/microwave printed circuit materials principally for the telecommunications and internet infrastructure and high-end computing markets and advanced composite materials, parts and assemblies principally for the aerospace markets. The Company’s core capabilities are in the areas of polymer chemistry formulation and coating technology. The Company also specializes in the manufacture of complex composite aircraft and space vehicle parts. The Company’s manufacturing facilities are located in Singapore, China, France, Connecticut, Kansas, Arizona, California and Washington. The Company’s products are marketed and sold under the Nelco®, Nelcote® and Nova™ names.

The Company's total net sales decreased in both the three-month period and six-month period ended August 30, 2009 compared with last year's comparable periods as a result of decreases in sales of the Company’s printed circuit materials products in North America, Asia and Europe. However, primarily as a result of the Company’s business development, marketing and sales efforts, the Company’s sales of advanced composite materials, parts and assemblies in both the three-month and six-month periods ended August 30, 2009 were substantially the same as such sales in last year’s comparable periods.

As a result of the declines in the Company’s total net sales in the three-month and six-month periods ended August 30, 2009 compared to the three-month and six-month periods ended August 31, 2008 and the lower interest income earned by the Company in such 2010 fiscal year periods, the Company’s net earnings were lower in the 2010 fiscal year periods than in the 2009 fiscal year periods and the Company’s earnings from operations in the 2010 fiscal year first six months were also lower than in the 2009 fiscal year first six months.

However, the Company’s earnings from operations in the three-month period ended August 30, 2009 were higher than in the three-month period ended August 31, 2008 as the Company’s gross profit margins, measured as percentages of sales, improved to 25.7% in the 2010 fiscal year second quarter and to 25.4% in the 2010 fiscal year first six months compared to 19.7% and 22.1%, respectively, in the 2009 fiscal year second quarter and first six months and 25.1% in the 2010 fiscal year first quarter. The Company’s operating and earnings performances during the 2010 fiscal year second quarter and first six months benefited from higher percentages of sales of higher margin, high performance printed circuit materials and advanced composite materials, parts and assemblies during the 2010 fiscal year second quarter and first six months and lower costs resulting from the workforce reductions at the Nelco Products, Inc., Neltec, Inc. and Nelco Products Pte. Ltd. business units and the closures of the New England Laminates Co., Inc. and Neltec Europe SAS business units in the 2009 fiscal year, all described elsewhere in this Discussion. Gross profit margin improvements during the three-month and six-month periods ended August 30, 2009 were partially offset by costs incurred at the Company’s Park Aircraft Technology Corp. business unit in Newton, Kansas in connection with the start-up of its operations.

The markets in North America, Asia and Europe for the Company’s printed circuit materials products continued to be weak in the 2010 fiscal year first and second quarters. The markets for the Company’s advanced composite materials, parts and assemblies products weakened during the 2009 fiscal year third and fourth quarters, and such weakness continued during the 2010 fiscal year first and second quarters.

The global markets for the Company’s printed circuit materials products continue to be very difficult to forecast, and it is not clear to the Company what the condition of the global markets for the Company’s printed circuit materials products will be in the 2010 fiscal year third quarter. Further, the Company is not able to predict the impact the current global economic and financial conditions will have on the markets for its advanced composite materials, parts and assemblies in the 2010 fiscal year third quarter or beyond.

As previously reported, in the first quarter of the Company’s 2009 fiscal year, the Company’s wholly owned subsidiary, Park Aerospace Structures Corp., acquired substantially all the assets and business of Nova Composites, Inc., a manufacturer of aircraft composite parts and assemblies and the tooling for such parts and assemblies, located in Lynnwood, Washington, for a cash purchase price of $4.5 million paid at the closing of the acquisition and up to an additional $5.5 million payable over five years depending on the achievement of specified earn-out objectives.  The Company paid an additional $1.0 million in the 2010 fiscal year second quarter, leaving up to an additional $4.4 million payable over four years depending on the achievement of the earn-out objectives.

In addition, in the fourth quarter of the Company’s 2009 fiscal year, the Company completed the construction of a new development and manufacturing facility in Newton, Kansas to produce advanced composite materials principally for the aircraft and space vehicle industries. The Company spent approximately $15 million on the facility and equipment in Kansas. In the second quarter of the Company’s 2010 fiscal year, the Company announced plans for the major expansion of its facility in Kansas in order to manufacture composite parts and assemblies for the aircraft and space vehicle industries. The expansion includes approximately 42,000 square feet of manufacturing, office and storage space, and the Company plans to spend approximately $5 million on the expansion.

While the Company continues to invest in its business, it also has recently made adjustments to certain of its operations, which resulted in workforce reductions and plant closures.

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

Since the closures of the Neltec Europe SAS and New England Laminates Co., Inc. business units, the Company has been supplying and supporting customers of such business units from the Company’s electronic materials operations in Fullerton, California, Tempe, Arizona and Lannemezan, France.

Three and Six Months Ended August 30, 2009 Compared with Three and Six Months Ended August 31, 2008:

The Company’s total net sales and its net sales of printed circuit materials products decreased during the three-month and six-month periods ended August 30, 2009 compared to the three-month and six-month periods ended August 31, 2008 as a result of declines in such sales in North America, Europe and Asia. The Company’s net sales of advanced composite materials, parts and assemblies in both the three-month and six-month periods ended August 30, 2009 were substantially the same as such sales in the prior year’s comparable periods primarily as a result of the Company’s business development, marketing and sales efforts relating to such materials, parts and assemblies for aircraft applications. Net sales of the Company’s advanced composite materials, parts and assemblies products were 16% of the Company’s total net sales worldwide in each of the three-month and six-month periods ended August 30, 2009 compared to 12% and 11% of the Company’s total net sales worldwide in the three-month and six-month periods, respectively, ended August 31, 2008.

While the Company’s gross profits in the three months and six months ended August 30, 2009 were lower than its gross profits in the prior year’s comparable periods primarily as a result of lower sales volumes of printed circuit materials products, its gross profit margins improved to 25.7% and 25.4% in the three months and six months, respectively, ended August 30, 2009, compared to 19.7% and 22.1% in the prior year’s comparable periods, principally as a result of higher percentages of sales of higher margin, high performance printed circuit materials products and advanced composite materials, parts and assemblies in the 2010 fiscal year periods and the benefits resulting from the workforce reductions at the Nelco Products, Inc., Neltec, Inc. and Nelco Products Pte. Ltd. business units and the closures of the New England Laminates Co., Inc. and Neltec Europe SAS business units in the 2009 fiscal year, all described elsewhere in this Discussion. Gross profit margin improvements during the three-month and six-month periods ended August 30, 2009 were partially offset by costs incurred at the Company’s Park Aircraft Technology Corp. business unit in Newton, Kansas in connection with the start-up of its operations.

The decreased sales of printed circuit materials products and the lower interest income earned in the three months and six months ended August 30, 2009 resulted in lower net earnings compared to the 2009 fiscal year comparable periods.

Results of Operations

The Company’s total net sales for the three-month period ended August 30, 2009 decreased 24% to $42.5 million from $55.6 million for last fiscal year’s comparable period. The Company’s total net sales for the six-month period ended August 30, 2009 decreased 31% to $79.2 million from $115.4 million for last fiscal year’s comparable period. The decreases in net sales were the result of lower unit volumes of printed circuit materials products shipped by the Company’s operations in North America, Europe and Asia.

The Company’s foreign sales were $20.6 million and $37.5 million, respectively, or 49% and 47%, respectively, of the Company’s total net sales worldwide, during the three-month and six-month periods ended August 30, 2009, compared with $27.8 million and $57.2 million, respectively, of foreign sales, or 50% of total net sales worldwide, during last year’s comparable periods.  The Company’s foreign sales during the three-month and six-month periods ended August 30, 2009 decreased 26% and 34%, respectively, from the 2009 fiscal year comparable periods, as a result of decreases in sales in Asia and Europe in both periods.

For the three-month period ended August 30, 2009, the Company’s sales in North America, Asia and Europe were 51%, 39% and 10%, respectively, of the Company’s total net sales worldwide compared with 50%, 38% and 12%, respectively, for the three-month period ended August 31, 2008; and for the six-month period ended August 30, 2009, the Company’s sales in North America, Asia and Europe were 53%, 37% and 10% of the Company’s total net sales worldwide compared with 51%, 37% and 12%, respectively, for the six-month period ended August 31, 2008. The Company’s sales in North America decreased 21%, its sales in Asia decreased 23% and its sales in Europe decreased 36% in the three-month period ended August 30, 2009 compared with the three-month period ended August 31, 2008, and its sales in North America decreased 28%, its sales in Asia decreased 31% and its sales in Europe decreased 46% in the six-month period ended August 30, 2009 compared with the six-month period ended August 31, 2008.

The overall gross profits as percentages of net sales for the Company’s worldwide operations improved to 25.7% and 25.4%, respectively, for the three months and six months ended August 30, 2009 compared with 19.7% and 22.1% for last fiscal year’s comparable periods. The increases in the gross profit margins were attributable mainly to higher percentages of sales of higher margin, high performance printed circuit materials products and advanced composite materials, parts and assemblies in the 2010 fiscal year periods and the benefits resulting from the workforce reductions at the Nelco Products, Inc., Neltec, Inc. and Nelco Products Pte. Ltd. business units and the closures of the New England Laminates Co., Inc. and Neltec Europe SAS business units in the 2009 fiscal year, all described elsewhere in this Discussion. Gross profit margin improvements during the three-month and six-month periods ended August 30, 2009 were partially offset by costs incurred at the Company’s Park Aircraft Technology Corp. business unit in Newton, Kansas in connection with the start-up of its operations.

During both the three-month and six-month periods ended August 30, 2009, the Company’s total net sales worldwide of high temperature printed circuit materials, which include high performance materials (non-FR4 printed circuit materials), were 100% of the Company’s total net sales worldwide of printed circuit materials; and during both the three-month and six-month periods ended August 31, 2008, the Company’s total net sales worldwide of such high temperature printed circuit materials were 99% of the Company’s total net sales worldwide of printed circuit materials.

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

During the three-month and six-month periods ended August 30, 2009, the Company’s total net sales worldwide of high performance printed circuit materials (non-FR4 printed circuit materials) were 64% and 65%, respectively, of the Company’s total net sales worldwide of printed circuit materials, compared with 57% and 58% for last fiscal year’s comparable periods.

The Company’s cost of sales as a percentage of net sales decreased to 74.3% in the three-month period ended August 30, 2009 from 80.3% in the three-month period ended August 31, 2008 and  to 74.6% in the six-month period ended August 30, 2009 from 77.9% in the six-month period ended August 31, 2008 resulting in gross profit margin increases, which were attributable to higher percentages of sales of higher margin, high performance printed circuit materials products and advanced composite materials, parts and assemblies in the 2010 fiscal year periods and the benefits resulting from the workforce reductions at the Nelco Products, Inc., Neltec, Inc. and Nelco Products Pte. Ltd. business units and the closures of the New England Laminates Co., Inc. and Neltec Europe SAS business units in the 2009 fiscal year, all described elsewhere in this Discussion. Gross profit margin improvements during the three-month and six-month periods ended August 30, 2009 were partially offset by costs incurred at the Company’s Park Aircraft Technology Corp. business unit in Newton, Kansas in connection with the start-up of its operations.

Selling, general and administrative expenses decreased by $1.0 million and $1.4 million or by 16% and 11%, respectively, during the three-month period and six-month period, respectively, ended August 30, 2009 compared with last fiscal year’s comparable periods. The decreases were attributable primarily to reduced costs for the three-month and six-month periods ended August 30, 2009 compared to the comparable periods in the prior fiscal year resulting from the closure of the Neltec Europe SAS and New England Laminates Co., Inc. business units and the reduction in a reserve in the three-month period ended August 30, 2009. These expenses, measured as percentages of sales, were 12.2% and 14.0%, respectively, during the three-month and six-month periods ended August 30, 2009 compared with 11.1% and 10.8%, respectively, during the last fiscal year’s comparable periods. Stock option expenses were $0.3 million and $0.6 million, respectively, for the three-month and six-month periods ended August 30, 2009 and $0.3 million and $0.7 million, respectively, for the three-month and six-month periods ended August 31, 2008.

For the reasons set forth above, the Company’s earnings from operations were $5.7 million for the three months ended August 30, 2009 compared to $4.8 million for the three months ended August 31, 2008 and $9.0 million for the six months ended August 30, 2009 compared to $13.0 million for the six months ended August 31, 2008.

Interest and other income, net, principally investment income, was $0.2 million and $0.9 million, respectively, for the three-month and six-month periods ended August 30, 2009 compared with $1.7 million and $3.4 million, respectively, for last fiscal year’s comparable periods. The decreases in investment income were attributable principally to lower prevailing interest rates, partially offset by higher levels of cash available for investment, during the 2010 fiscal year first and second quarters than during the 2009 fiscal year first and second quarters. The Company's investments were primarily in short-term instruments and money market funds.

The Company’s effective income tax rates for the three-month and six-month periods ended August 30, 2009 were 20.1% and 21.2%, respectively, compared to effective income tax rates of 23.8% for both the three-month and six-month periods ended August 31, 2008. The lower tax provisions for the three-month and six-month periods ended August 30, 2009 were primarily the results of lower taxable income in jurisdictions with higher income tax rates.

The Company’s net earnings for the three months ended August 30, 2009 were $4.8 million compared to net earnings of $4.9 million for the three months ended August 31, 2008, and the Company’s net earnings for the six months ended August 30, 2009 were $7.8 million compared to net earnings of $12.5 million for the six-months ended August 31, 2008.

Basic and diluted earnings per share were $0.23 and $0.38 for the three months and six months, respectively, ended August 30, 2009 compared to basic and diluted earnings per share of $0.24 and $0.61 for the three-months and six-months, respectively, ended August 31, 2008.

Liquidity and Capital Resources:

At August 30, 2009, the Company's cash and marketable securities were $233.7 million compared to $225.3 million at March 1, 2009, the end of the Company's 2009 fiscal year. The Company's working capital (which includes cash and marketable securities) was $244.8 million at August 30, 2009 compared with $239.6 million at March 1, 2009. The increase in working capital at August 30, 2009 compared with March 1, 2009 was due principally to the increase in cash and marketable securities and the decrease in accrued liabilities only partially offset by the decrease in other current assets and the increases in accounts payable and dividends payable. Accrued liabilities declined by 20% at August 30, 2009 compared to March 1, 2009 primarily as a result of a reduction of $0.8 million in a reserve in the second quarter. The 51% decrease in other current assets at August 30, 2009 compared to March 1, 2009 was attributable primarily to the Company’s receipt of an amount due from a foreign taxing authority and lower interest receivable at August 30, 2009.  Accounts payable increased by 21% at August 30, 2009 compared to March 1, 2009 principally due to the timing of raw material purchases. The increase in dividends payable was the result of the declaration of the regular quarterly cash dividend in the 2010 fiscal year second quarter payable in the 2010 fiscal year third quarter.

The Company's current ratio (the ratio of current assets to current liabilities) was 10.5 to 1 at August 30, 2009 compared to 10.9 to 1 at March 1, 2009.

During the six months ended August 30, 2009, net earnings from the Company's operations, before depreciation and amortization and stock-based compensation, increased by a net increase in working capital items, resulted in $12.4 million of cash provided by operating activities. During the same six-month period, the Company expended a net amount of $1.2 million for the purchase of property, plant and equipment, primarily for the Company’s new development and manufacturing facility in Newton, Kansas, and expended $1.0 million as additional payment for the acquisition of substantially all the assets and business of Nova Composites, Inc., compared to a net amount of $8.1 million for the purchase of property, plant and equipment, primarily for the facility in Kansas, and a total of $4.7 million for the acquisition of substantially all the assets and business of Nova Composites, Inc. in the six-month period ended August 31, 2008. In addition, the Company paid $3.3 million in dividends on its common stock in the six-month period ended August 30, 2009 compared to the same amount in the six-month period ended August 31, 2008. Net expenditures for property, plant and equipment were $12.2 million in the 2009 fiscal year and $4.4 million in the 2008 fiscal year.

In the first quarter of the Company’s 2009 fiscal year, the Company’s wholly owned subsidiary, Park Aerospace Structures Corp., acquired substantially all the assets and business of Nova Composites, Inc., a manufacturer of aircraft composite parts and assemblies and the tooling for such parts and assemblies, located in Lynnwood, Washington, for a cash purchase price of $4.5 million paid at the closing of the acquisition and up to an additional $5.5 million payable over five years depending on the achievement of specified earn-out objectives. In the second quarter of the

2010 fiscal year, the Company paid an additional $1.0 million for such acquisition, leaving an additional $4.4 million payable over four years depending on the achievement of the earn-out objectives.

During the 2009 fiscal year, the Company expended approximately $10.2 million for the construction of its new development and manufacturing facility in Newton, Kansas to produce advanced composite materials and for equipment for such facility.

At August 30, 2009 and at August 31, 2008, the Company had no long-term debt.

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

The Company's contractual obligations and other commercial commitments to make future payments under contracts, such as lease agreements, consist only of operating lease commitments, commitments to purchase equipment for the Company’s new development and manufacturing facility in Newton, Kansas and the Company’s obligation to pay up to an additional $4.4 million over four years in connection with the acquisition of the assets and business of Nova Composites, Inc., described above. The Company has no long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments or contingent commitments, other than two standby letters of credit in the total amount of $1.45 million to secure the Company's obligations under its workers' compensation insurance program.

As of August 30, 2009, there were no material changes outside the ordinary course of the Company’s business in the Company’s contractual obligations disclosed in Item 7 of Part II of its Form 10-K Annual Report for the fiscal year ended March 1, 2009.

Off-Balance Sheet Arrangements:

The Company's liquidity is not dependent on the use of, and the Company is not engaged in, any off-balance sheet financing arrangements, such as securitization of receivables or obtaining access to assets through special purpose entities.

Environmental Matters:

In the six-month periods ended August 30, 2009 and August 31, 2008, the Company reversed accruals of approximately $0.8 million and $0.6 million, respectively, for environmental remedial response and clean-up costs, which were recorded as reductions to selling, general and administrative expenses for such periods, as a result of the Company’s conclusion that the likelihood of any liability in connection with such accruals was remote. While annual expenditures have generally been constant from year to year and may increase over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At August 30, 2009 and March 1, 2009, the amounts recorded in accrued liabilities for environmental matters were $0.01 million and $0.8 million, respectively.

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

Revenue Recognition

Sales revenue is recognized at the time title to product is transferred to a customer. All material sales transactions are for the shipment of manufactured prepreg and laminate products and advanced composite materials, parts and assemblies. The Company ships its products to customers based upon firm orders, with fixed selling prices, when collection is reasonably assured.

Sales Allowances

The Company provides for the estimated costs of sales allowances at the time such costs can be reasonably estimated. The Company’s products are made to customer specifications and tested for adherence to such specifications before shipment to customers. There are no future performance requirements other than the products’ meeting the agreed specifications. The Company’s bases for providing sales allowances for returns are known situations in which products may have failed due to manufacturing defects in the products supplied by the Company. The Company is focused on manufacturing the highest quality printed circuit materials and advanced composite materials, parts and assemblies possible and employs stringent manufacturing process controls and works with raw material suppliers who have dedicated themselves to complying with the Company’s specifications and technical requirements. The amounts of returns and allowances resulting from defective or damaged products have been approximately 1.0% of sales for each of the Company’s last three fiscal years.

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

The Company is obligated to pay up to an additional $4.4 million over four years depending on the achievement of specified earn-out objectives in connection with the acquisition by the Company’s wholly owned subsidiary, Park Aerospace Structures Corp., of substantially all the assets and business of Nova Composites, Inc., a manufacturer of composite parts and assemblies and the tooling for such parts and assemblies, located in Lynnwood, Washington, in addition to a cash purchase price of $4.5 million paid at the closing of the acquisition on April 1, 2008 and a payment of $1.0 million paid in the 2010 fiscal year second quarter.

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

Company's market risk exposure at August 30, 2009 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended March 1, 2009.

Item 4.	Controls and Procedures.

(a)       Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Vice President and Controller (the person currently performing the functions similar to those performed by a principal financial officer), has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of August 30, 2009, the end of the quarterly fiscal period covered by this quarterly report. Based on such evaluation, the Company's Chief Executive Officer and Vice President and Controller have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Vice President and Controller, as appropriate to allow timely decisions regarding required disclosure.

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

The following table provides information with respect to shares of the Company's Common Stock acquired by the Company during each month included in the Company’s 2010 fiscal year second quarter ended August 30, 2009.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
June 1 – June 30	0	-	0

July 1 – July 31	0	-	0

August 1 – August 30	0	-	0

Total	0	-	0	2,000,000	(a)

(a)           Aggregate number of shares available to be purchased by the Company pursuant to a previous share purchase authorization announced on October 20, 2004. Pursuant to such authorization, the Company is authorized to purchase its shares from time to time on the open market or in privately negotiated transactions.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Shareholders held on July 21, 2009:

(a)       the persons elected as directors of the Company and the voting for such persons were as follows:

		Authority
Name	Votes For	Withheld

Dale Blanchfield	18,539,308	977,046
Lloyd Frank	17,774,740	1,741,614
Brian E. Shore	18,312,807	1,203,547
Steven T. Warshaw	18,542,088	974,266

(b)   the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for the fiscal year ending February 28, 2010 was ratified by the Shareholders. There were 19,490,646 votes for such ratification, 23,143 votes against, and 2,564 abstentions.

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

Park Electrochemical Corp. (Registrant)

Date: October 8, 2009	/s/ Brian E. Shore
Brian E. Shore
President and Chief Executive Officer (principal executive officer)

Date: October 8, 2009	/s/ Matthew Farabaugh
P. Matthew Farabaugh
Vice President and Controller (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Name	Page

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)	30

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)	32

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	34

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	35