Form 10-Q
period 2009-11-29
PARK ELECTROCHEMICAL CORP
filed 2010-01-07
CIK 76267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 29, 2009

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
if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[X]
Non-Accelerated File	[ ]	Smaller Reporting Company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]   No [X]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,540,690 as of January 5, 2010.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	November 29, 2009 (Unaudited)	March 1, 2009*

ASSETS
Current assets:
Cash and cash equivalents	$157,990	$40,790
Marketable securities (Note 2)	76,411	184,504
Accounts receivable, net	27,291	22,433
Inventories (Note 3)	10,717	10,677
Prepaid expenses and other current assets	3,421	5,527
Total current assets	275,830	263,931

Property, plant and equipment, net	45,156	48,777
Other assets	15,863	14,871
Total assets	$336,849	$327,579

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,670	$8,480
Accrued liabilities	8,852	11,425
Income taxes payable	3,866	4,381
Total current liabilities	22,388	24,286

Deferred income taxes	3,722	3,927
Restructuring accruals and other liabilities (Note 5)	2,758	3,657
Total liabilities	28,868	31,870

Stockholders' equity:
Common stock	2,054	2,047
Additional paid-in capital	149,088	146,934
Retained earnings	154,770	145,107
Treasury stock, at cost	(1)	(1)
Accumulated other comprehensive income	2,070	1,622
Total stockholders' equity	307,981	295,709
Total liabilities and stockholders’ equity	$336,849	$327,579

*The balance sheet at March 1, 2009 has been derived from the audited financial statements at that date.

See accompanying Notes to the Condensed Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	13 weeks ended		39 weeks ended
	(Unaudited)		(Unaudited)
	November 29, 2009	November 30, 2008	November 29, 2009	November 30, 2008
Net sales	$46,088	$49,166	$125,303	$164,565

Cost of sales	32,327	39,380	91,386	129,253

Gross profit	13,761	9,786	33,917	35,312

Selling, general and administrative expenses	6,128	6,211	17,248	18,715

Restructuring charges (Note 5)	-	570	-	570

Earnings from operations	7,633	3,005	16,669	16,027

Interest income and other income	112	1,651	1,005	5,015

Earnings from operations before income taxes	7,745	4,656	17,674	21,042

Income tax provision (Note 8)	576	1,722	2,676	5,614

Net earnings	$7,169	$2,934	$14,998	$15,428

Earnings per share (Note 6)
Basic	$0.35	$0.14	$0.73	$0.76
Diluted	$0.35	$0.14	$0.73	$0.75

Weighted average number of common and common equivalent shares outstanding:
Basic shares	20,541	20,471	20,515	20,432
Diluted shares	20,573	20,512	20,536	20,487

Dividends declared per share (Note 7)	$-	$0.08	$0.26	$0.24

See accompanying Notes to the Condensed Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

	13 weeks ended		39 weeks ended
	(Unaudited)		(Unaudited)
	November 29, 2009	November 30, 2008	November 29, 2009	November 30, 2008
Common stock and paid-in capital:

Balance, beginning of period	$150,730	$148,468	$148,981	$145,304
Stock-based compensation	257	288	828	943
Stock option activity	0	0	1,178	2,066
Tax benefit on exercise of options	155	0	155	443
Balance, end of period	151,142	148,756	151,142	148,756

Retained earnings:
Balance, beginning of period	147,601	125,876	145,107	116,646
Net earnings	7,169	2,934	14,998	15,428
Dividends	-	(1,637)	(5,335)	(4,901)
Balance, end of period	154,770	127,173	154,770	127,173

Treasury stock:

Balance, beginning of period	(1)	(2)	(1)	(214)
Stock option activity	-	1	-	213
Balance, end of period	(1)	(1)	(1)	(1)

Accumulated other comprehensive income:

Balance, beginning of period	1,886	5,462	1,622	7,436
Net unrealized investment gains (losses)	86	(1,235)	94	(2,710)
Translation adjustments	98	(302)	354	(801)
Balance, end of period	2,070	3,925	2,070	3,925

Total stockholders' equity	$307,981	$279,853	$307,981	$279,853

See accompanying Notes to the Condensed Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	39 Weeks Ended
	(Unaudited)
	November 29, 2009	November 30, 2008
Cash flows from operating activities:
Net earnings	$14,998	$15,428
Depreciation and amortization	5,221	5,889
Stock-based compensation	828	943
Loss on sale of fixed assets	-	2
Change in operating assets and liabilities	(5,499)	4

Net cash provided by operating activities	15,548	22,266

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(1,675)	(11,734)
Proceeds from sales of fixed assets	130	2
Purchases of marketable securities	(91,732)	(187,323)
Proceeds from sales and maturities of marketable securities	199,565	119,316
Business acquisition	(1,025)	(4,726)
Net cash provided by (used in) investing activities	105,263	(84,465)

Cash flows from financing activities:
Dividends paid	(5,335)	(4,901)
Proceeds from exercise of stock options	1,178	2,236
Tax benefits from stock based compensation	155	443

Net cash used in financing activities	(4,002)	(2,222)

Change in cash and cash equivalents before exchange rate changes	116,809	(64,421)

Effect of exchange rate changes on cash and cash equivalents	391	(740)

Change in cash and cash equivalents	117,200	(65,161)
Cash and cash equivalents, beginning of period	40,790	100,159

Cash and cash equivalents, end of period	$157,990	$34,998

Supplemental cash flow information:
Cash paid during the period for income taxes	$3,941	$7,496

See accompanying Notes to the Condensed Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except per share and option amounts)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of November 29, 2009, the consolidated statements of operations and stockholders’ equity for the 13 weeks and 39 weeks ended November 29, 2009 and the condensed consolidated statements of cash flows for the 39 weeks then ended have been prepared by Park Electrochemical Corp. (the “Company”), without audit. In the opinion of management, these unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at November 29, 2009 and the results of operations, stockholders’ equity and cash flows for all periods presented. The Company has evaluated events or transactions which occurred subsequent to the balance sheet date, but prior to January 7, 2010, for recognition or disclosure.

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

2.	MARKETABLE SECURITIES

The fair value of investments was determined based on observable inputs, which were quoted market prices for identical assets in active markets.

3.	INVENTORIES

Inventories consisted of the following:

	November 29, 2009	March 1, 2009

Raw materials	$5,609	$5,711
Work-in-progress	2,074	2,110
Finished goods	2,714	2,561
Manufacturing supplies	320	295

	$10,717	$10,677

4.	STOCK-BASED COMPENSATION

As of November 29, 2009, the Company had a 1992 Stock Option Plan and a 2002 Stock Option Plan, and no other stock-based compensation plan. Both Stock Option Plans have been approved by the Company’s stockholders and provide for the grant of stock options to directors and key employees of the Company. All options granted under such Plans have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant, which pursuant to the terms of the Plans, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted. Options granted under the Plans become exercisable 25% one year from the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire 10 years from the date of grant. The authority to grant additional options under the 1992 Stock Option Plan expired on March 24, 2002, and options to purchase a total of 1,800,000 shares of common stock were authorized for grant under the 2002 Stock Option Plan.  At November 29, 2009, 1,951,126 shares of common stock of the Company were reserved for issuance upon exercise of stock options under the 1992 Stock Option Plan and the 2002 Stock Option Plan and 933,031 options were available for future grant under the 2002 Stock Option Plan. Options to purchase 146,450 shares and 150,450 shares of common stock were granted during the 13 weeks and 39 weeks, respectively, ended November 29, 2009. Options to purchase 142,850 shares of common stock were granted during the 13 weeks and 39 weeks, respectively, ended November 30, 2008.

The Company records its stock-based compensation at fair value. The weighted average fair value for options was estimated at the date of grant using the Black-Scholes option-pricing model to be $8.05 for the first 39 weeks of fiscal year 2010, with the following assumptions: risk free interest rates of 2.75%-3.42%; expected volatility factors of 32.1%-35.7%; expected dividend yields of 1.60%-1.98%; and estimated option terms of 5.1-5.7 years.

The risk free interest rate is based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the estimated term of the options at the date of the grant. Volatility is based on historical volatility of the Company’s common stock. The expected dividend yield is based on the regular cash dividends per share paid by the Company in the 2009 fiscal year and on the exercise price of the options granted during the 13 weeks and 39 weeks ended November 29, 2009. The estimated term of the options is based on evaluations of historical and expected future employee exercise behavior.

The future compensation expense affecting earnings from operations before income taxes for options outstanding at November 29, 2009 will be $2,330 and will be recognized over the next four fiscal years.

The following is a summary of options for the 39 weeks ended November 29, 2009:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Months	Aggregated Intrinsic Value
Outstanding at March 1, 2009	982,727	$24.35	66.38	$-
Granted	150,450	24.71
Exercised	(70,175)	16.78
Terminated or expired	(44,907)	26.32

Outstanding at November 29, 2009	1,018,095	$24.89	69.64	$915

Exercisable at November 29, 2009	674,029	$24.12	50.83	$864

The total intrinsic value of options exercised during the 13 weeks ended November 29, 2009 and November 30, 2008 was $0 and $0, respectively. The total intrinsic value of options exercised during the 39 weeks ended November 29, 2009 and November 30, 2008 was $352 and $1,259, respectively.

A summary of the status of the Company’s nonvested options at November 29, 2009, and changes during the 39 week-period then ended, is presented below:

	Shares Subject to Options	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	337,985	$7.16

Granted	150,450	8.05
Vested	(110,094)	7.80
Terminated	(34,275)	7.70

Nonvested, end of period	344,066	$7.43

5.	RESTRUCTURINGS AND SEVERANCE CHARGES

In the 2009 fiscal year fourth quarter, the Company recorded one-time pre-tax charges of $5,688 related to the closure of the Company’s New England Laminates Co., Inc. electronic materials business unit located in Newburgh, New York and the closure of the Company’s Neltec Europe SAS electronic materials business unit located in Mirebeau, France and related to an asset impairment and workforce reduction at the Company’s Nelco Products Pte. Ltd. electronic materials and advanced composite materials business unit in Singapore. Such charges included non-cash asset impairment charges of $4,617 and were net of the recapture of non-cash cumulative currency translation adjustments of $3,957.  In the 2009 fiscal year third quarter, the Company recorded a pre-tax charge of $570 related to restructurings at certain of its North American and European business units. The Company paid $3,045 of these charges during the 2009 fiscal year and $92 and $2,518, respectively, during the 13 weeks and 39 weeks ended November 29, 2009.

During the 2004 fiscal year, the Company recorded charges related to the realignment of its North America volume printed circuit materials operations. The charges were for employment termination benefits of $1,258, which were fully paid in fiscal year 2004, and lease and other obligations of $7,292. All costs other than the lease obligations were settled prior to fiscal year 2007. The future lease obligations are payable through September 2013. The remaining balances on the lease obligations relating to the realignment were $2,273 and $3,209 as of November 29, 2009 and March 1, 2009, respectively. For the 13 weeks and 39 weeks ended November 29, 2009, the Company applied $440 and $936, respectively, of lease payments against such lease obligations.

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

The following table sets forth the calculation of basic and diluted earnings per share for the 13 weeks and 39 weeks ended November 29, 2009 and November 30, 2008.

	13 weeks ended		39 weeks ended
	November 29, 2009	November 30, 2008	November 29, 2009	November 30, 2008
Net Earnings	$7,169	$2,934	$14,998	$15,428
Weighted average common shares outstanding for basic EPS	20,541	20,471	20,515	20,432

Net effect of dilutive options	32	41	21	55

Weighted average shares outstanding for diluted EPS	20,573	20,512	20,536	20,487

Basic earnings per share	$0.35	$0.14	$0.73	$0.76
Diluted earnings per share	$0.35	$0.14	$0.73	$0.75

Common stock equivalents, which were not included in the computation of diluted earnings per share because the effect would have been antidilutive as the options’ exercise prices were greater than the average market price of the common stock, were 707 and 764 for the 13 weeks ended November 29, 2009 and November 30, 2008, respectively, and 758 and 452 for the 39 weeks ended November 29, 2009 and November 30, 2008, respectively.

7.	DIVIDENDS DECLARED

On July 22, 2009, the Company announced that its Board of Directors had approved an increase in the Company’s regular quarterly cash dividend to $0.10 per share and declared a regular quarterly cash dividend of $0.10 per share payable November 5, 2009 to stockholders of record on October 7, 2009. The $0.10 per share dividend was paid November 5, 2009.

8.	INCOME TAXES

The Company’s effective tax rate for the 13-week and 39-week periods ended November 29, 2009 were 7.4% and 15.1%, respectively, compared to 37.0% and 26.7%, respectively, for both the 13-week and 39-week periods ended November 30, 2008. The effective rates varied from the U.S. Federal statutory rate primarily due to foreign income taxed at lower rates. During the 13 weeks ended November 29, 2009, the Company received a retroactive extension and amendment of a development and expansion tax incentive in Singapore for the period July 1, 2007 through June 30, 2011. The extension and amendment provides for reduced tax rates for taxable income in excess of a stipulated base level of taxable income. Primarily as a result of the retroactive portion of the extension and amendment, the Company recognized a discrete tax benefit of $945 as a reduction of income tax expense in the 13 weeks ended November 29, 2009. The Company’s policy is to include applicable interest and penalties related to unrecognized tax benefits as a component of income tax expense.

9.	GEOGRAPHIC REGIONS

The Company is a global advanced materials company which develops, manufactures, markets and sells high technology digital and RF/microwave printed circuit materials principally for the telecommunications and internet infrastructure and high-end computing markets and advanced composite materials, parts and assemblies principally for the aerospace markets. The Company's printed circuit materials (the Nelco® product line), the Company’s advanced composite materials (the Nelcote™ product line) and the Company’s composite parts and assemblies (the Nova™ product line) are sold to customers in North America, Europe and Asia.

Sales are attributed to geographic region based upon the region in which the materials were delivered to the customer. Sales between geographic regions were not significant.

Financial information concerning the Company's operations by geographic region follows:

	13 weeks ended		39 weeks ended
	November 29, 2009	November 30, 2008	November 29, 2009	November 30, 2008
Sales:
North America	$22,092	$26,231	$63,834	$84,428
Europe	4,240	5,147	11,967	19,332
Asia	19,756	17,788	49,502	60,805
Total sales	$46,088	$49,166	$125,303	$164,565

	November 29, 2009	March 1, 2009
Long-lived assets:
North America	$39,764	$41,423
Europe	1,259	1,112
Asia	19,996	21,113
Total long-lived assets	$61,019	$63,648

10.	CONTINGENCIES

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

The total costs incurred by the Company and its subsidiaries in connection with these sites, including legal fees incurred by the Company and its subsidiaries and their assessed share of remediation costs and excluding amounts paid or reimbursed by insurance carriers, were approximately $1 and $3, respectively, in the 13 weeks and 39 weeks ended November 29, 2009 and approximately $110 in the 13 weeks and 39 weeks ended November 30, 2008, respectively. In the nine-month periods ended November 29, 2009 and November 30, 2008, the Company reversed accruals of approximately $835 and $638, respectively, for environmental remedial response and clean-up costs, which were recorded as reductions to selling, general and administrative expenses for such periods, as a result of the Company’s conclusion that the likelihood of any liability in connection with such accruals was remote. The recorded liabilities included in accrued liabilities for environmental matters were $9 at November 29, 2009 and $844 at March 1, 2009.

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

Effective March 2, 2009, the Company adopted new authoritative guidance on Business Combinations. The new guidance requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. The new guidance requires acquisition-related costs to be expensed as incurred rather than allocating such costs to the assets acquired and liabilities assumed. The adoption of this new guidance did not have an impact on the Company’s Consolidated Financial Statements.

Effective August 30, 2009, the Company adopted new authoritative guidance on Interim Disclosures about Fair Value of Financial Instruments, which requires fair value disclosures for all financial instruments whether recognized or not in the statement of financial position. With the adoption of this new guidance, on a quarterly basis, quantitative and qualitative information will be required to be disclosed about the fair value estimates for all financial instruments. The adoption of this new guidance did not have an impact on the Company’s Consolidated Financial Statements.

Effective August 30, 2009, the Company adopted new authoritative guidance on  Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This new guidance clarifies the methodology used to determine fair value when there is no active market or when the price inputs being used represent distressed sales. This new guidance also reaffirms the objective of fair value measurement, which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. The adoption of this new guidance did not have an impact on the Company’s Consolidated Financial Statements.

Effective June 1, 2009, the Company adopted new authoritative guidance on accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This new guidance establishes (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This new guidance also requires disclosure of the date through which an entity has evaluated subsequent events. In connection with the adoption, the Company has included a disclosure in Note 1 of these Notes to Condensed Consolidated Financial Statements to address the date through which the Company evaluated subsequent events.

In June 2009, the FASB issued “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”, which establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under authority of Federal securities laws are also sources of authoritative GAAP for SEC registrants. The Company implemented the Codification for the three-month period ended November 29, 2009, and such implementation did not have any impact on the Company’s Consolidated Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

Park Electrochemical Corp. (“Park” or the “Company”) is a global advanced materials company which develops, manufactures, markets and sells high technology digital and RF/microwave printed circuit materials principally for the telecommunications and internet infrastructure and high-end computing markets and advanced composite materials, parts and assemblies principally for the aerospace markets. The Company’s core capabilities are in the areas of polymer chemistry formulation and coating technology. The Company also specializes in the design and manufacture of complex composite aircraft and space vehicle parts. The Company’s manufacturing facilities are located in Singapore, China, France, Connecticut, New York, Kansas, Arizona, California and Washington. The Company’s products are marketed and sold under the Nelco®, Nelcote® and Nova™ names.

The Company's total net sales decreased in both the three-month period and nine-month period ended November 29, 2009 compared with last year's comparable periods primarily as a result of declines in sales of the Company’s printed circuit materials products in North America and Europe in the three-month period and declines in sales of such products in all three regions in the nine-month period. The Company’s sales of advanced composite materials, parts and assemblies also declined in both the three-month and nine-month periods ended November 29, 2009. However, the Company’s total net sales in the three month period ended November 29, 2009 were higher than its total net sales in the three month period ended August 30, 2009, and the Company’s total net sales in the three month period ended August 30, 2009 were higher than its total net sales in the three month period ended May 31, 2009.

Despite the declines in the Company’s total net sales in the three-month and nine-month periods ended November 29, 2009 compared with last years comparable periods, the Company’s earnings from operations in the 2010 fiscal year periods were higher than in the 2009 fiscal year periods as the Company’s gross profit margins, measured as percentages of sales, improved to 29.9% in the 2010 fiscal year third quarter and to 27.1% in the 2010 fiscal year first nine months compared to 19.9% and 21.5%, respectively, in the 2009 fiscal year third quarter and first nine months and 25.7% in the 2010 fiscal year second quarter and 25.1% in the 2010 fiscal year first quarter. The Company’s operating and earnings performances during the 2010 fiscal year third quarter and first nine months benefited from higher percentages of sales of higher margin, high performance printed circuit materials during the 2010 fiscal year third quarter and first nine months and lower costs resulting from the workforce reductions at the Nelco Products, Inc., Neltec, Inc. and Nelco Products Pte. Ltd. business units and the closures of the New England Laminates Co., Inc. and Neltec Europe SAS business units in the 2009 fiscal year, all described elsewhere in this Discussion. Gross profit margin improvements during the three-month and nine-month periods ended November 29, 2009 were partially offset by costs incurred at the Company’s Park Aircraft Technologies Corp. business unit in Newton, Kansas in connection with the start-up of its operation.

The Company’s net earnings in the three months ended November 29, 2009 were substantially higher than its net earnings in the three months ended November 30, 2008 primarily as a result of the Company’s strong operating performance in the 2010 fiscal year period. Notwithstanding significantly lower sales in the nine months ended November 29, 2009 than in the nine months ended November 30, 2008, the Company’s net earnings in the 2010 fiscal year first nine months were only slightly lower than its net earnings in the 2009 fiscal year first nine months as a result of the Company’s strong operating performance in the 2010 fiscal year period. Net earnings in the 2010 fiscal year periods also benefited from lower income tax provisions than in the comparable 2009 fiscal year periods but were adversely affected by significantly lower interest income in the 2010 fiscal year periods than in the comparable 2009 fiscal year periods.

The markets in North America, Asia and Europe for the Company’s printed circuit materials products strengthened in the 2010 fiscal year third quarter after prevailing weakness in the 2010 fiscal year first and second quarters. The markets for the Company’s advanced composite materials, parts and assemblies products weakened during the 2009 fiscal year third and fourth quarters, and such weakness continued during the 2010 fiscal year first, second and third quarters.

The global markets for the Company’s printed circuit materials products continue to be very difficult to forecast, and it is not clear to the Company what the condition of the global markets for the Company’s printed circuit materials products will be in the 2010 fiscal year fourth quarter. Further, the Company is not able to predict the impact the current global economic and financial conditions will have on the markets for its advanced composite materials, parts and assemblies in the 2010 fiscal year fourth quarter or beyond.

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

In addition, in the fourth quarter of the Company’s 2009 fiscal year, the Company completed the construction of a new development and manufacturing facility in Newton, Kansas to produce advanced composite materials principally for the aircraft and space vehicle industries. The Company spent approximately $15 million on the facility and equipment in Kansas. In the second quarter of the Company’s 2010 fiscal year, the Company announced plans for the major expansion of its facility in Kansas in order to manufacture composite parts and assemblies for the aircraft and space vehicle industries. The expansion includes approximately 44,000 square feet of manufacturing, office and storage space, and the Company plans to spend approximately $5 million on the expansion.

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

In addition to the restructurings of its Neltec Europe SAS and Neltec SA business units in France, the Company implemented workforce reductions at its Nelco Products, Inc. electronic materials business unit located in Fullerton, California and its Neltec, Inc. electronics circuitry materials business unit located in Tempe, Arizona in the third quarter of its 2009 fiscal year and recorded a charge of $570,000 in such quarter for such workforce reductions and for the restructuring at its Neltec SA business unit in Lannemezan, France.

In addition, in the 2009 fiscal year fourth quarter, the Company implemented a workforce reduction at its Nelco Products Pte. Ltd. electronics circuitry materials and advanced composite materials business unit located in Singapore and recorded a charge of $201,000 in such quarter for such workforce reduction.

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

Three and Nine Months Ended November 29, 2009 Compared with Three and Nine Months Ended November 30, 2008:

The Company’s total net sales and its net sales of printed circuit materials products and of advanced composite materials, parts and assemblies decreased during the three-month and nine-month periods ended November 29, 2009 compared to the three-month and nine-month periods ended November 30, 2008 as a result of declines in such sales in North America and Europe in the three-month period and declines in sales of such products in all three regions in the nine-month period. The Company’s sales of advanced composite materials, parts and assemblies also declined in both the three-month and nine-month periods ended November 29, 2009. Net sales of the Company’s advanced composite materials, parts and assemblies were 11% and 14% of the Company’s total net sales worldwide in the three-month and nine-month periods, respectively, ended November 29, 2009 compared to 14% and 12%, respectively, of the Company’s total net sales worldwide in each of the 2009 fiscal year comparable periods.

The Company’s gross profit and its gross profit margin improved in the three months ended November 29, 2009 compared to the prior year’s comparable period and, while the gross profit in the nine months ended November 29, 2009 was slightly lower than in the prior year’s comparable period, the gross profit margin in the 2010 fiscal year first nine months also improved compared to the gross profit margin in the prior year’s comparable period.  The gross profit margins improved to 29.9% and 27.1% in the three months and nine months, respectively, ended November 29, 2009 compared to 19.9% and 21.5%, respectively, in the prior year’s comparable periods principally as a result of higher percentages of sales of higher margin, high performance printed circuit materials products in the 2010 fiscal year periods and the benefits resulting from the workforce reductions at the Nelco Products, Inc., Neltec, Inc. and Nelco Products Pte. Ltd. business units and the closures of the New England Laminates Co., Inc. and Neltec Europe SAS business units in the 2009 fiscal year, all described elsewhere in this Discussion.  Gross profit margin improvements during the three-month and nine-month periods ended November 29,

2009 were partially offset by costs incurred at the Company’s Park Aircraft Technologies Corp. business unit in Newton, Kansas in connection with the start-up of its operations.

The Company’s operating performances in the three months and nine months ended November 29, 2009 resulted in higher net earnings in such three months than in the prior year’s comparable period and net earnings in the nine months that were only slightly lower than the Company’s net earnings in the prior year’s comparable period.

Results of Operations

The Company’s total net sales in the three-month period ended November 29, 2009 decreased 6% to $46.1 million from $49.2 million for last fiscal year’s comparable period. The Company’s total net sales for the nine-month period ended November 29, 2009 decreased 24% to $125.3 million from $164.6 million for last fiscal year’s comparable period. The decreases in net sales were the result of lower unit volumes of printed circuit materials products shipped by the Company’s operations in North America in the 2010 fiscal year third quarter and lower unit volumes of printed circuit materials products shipped by the Company’s operations in all three regions in the 2010 fiscal year first nine months. The decreases in net sales were also the result of lower sales of the Company’s advanced composite materials, parts and assemblies in both the three-month and nine-month periods ended November 29, 2009.

The Company’s foreign sales were $24.0 million and $61.5 million, respectively, or 52% and 49%, respectively, of the Company’s total net sales worldwide, during the three-month and nine-month periods ended November 29, 2009, compared with $22.9 million and $80.1 million, respectively, of foreign sales, or 47% and 49%, respectively, of total net sales worldwide, during last year’s comparable periods. The Company’s foreign sales increased 5% during the three months ended November 29, 2009 from last year’s comparable period primarily as a result of an increase in sales in Asia and decreased 23% during the nine months ended November 29, 2009 from last year’s comparable period primarily as a result of decreases in sales in Europe and Asia.

For the three-month period ended November 29, 2009, the Company’s sales in North America, Asia and Europe were 48%, 43% and 9%, respectively, of the Company’s total net sales worldwide compared with 54%, 36% and 10%, respectively, for the three-month period ended November 30, 2008; and for the nine-month period ended November 29, 2009, the Company’s sales in North America, Asia and Europe were 51%, 39% and 10% of the Company’s total net sales worldwide compared with 51%, 37% and 12%, respectively, for the nine-month period ended November 30, 2008.  The Company’s sales in North America decreased 16%, its sales in Europe decreased 18% and its sales in Asia increased 11% in the three-month period ended November 29, 2009 compared with the three-month period ended November 30, 2008, and its sales in North America decreased 24%, its sales in Asia decreased 19% and its sales in Europe decreased 38% in the nine-month period ended November 29, 2009 compared with the nine-month period ended November 30, 2008.

The gross profits as percentages of net sales for the Company’s worldwide operations improved to 29.9% and 27.1%, respectively, for the three months and nine months ended November 29, 2009 compared with 19.9% and 21.5% for last fiscal year’s comparable periods. The increases in the gross profit margins were attributable mainly to higher percentages of sales of higher margin, high performance printed circuit materials products in the 2010 fiscal year periods and the benefits resulting from the workforce reductions at the Nelco Products, Inc., Neltec, Inc. and Nelco Products Pte. Ltd. business units and the closures of the New England Laminates Co., Inc. and Neltec Europe SAS

business units in the 2009 fiscal year, all described elsewhere in this Discussion. Gross profit margin improvements during the three-month and nine-month periods ended November 29, 2009 were partially offset by costs incurred at the Company’s Park Aircraft Technologies Corp. business unit in Newton, Kansas in connection with the start-up of its operations.

During both the three-month and nine-month periods ended November 29, 2009, the Company’s total net sales worldwide of high temperature printed circuit materials, which include high performance materials (non-FR4 printed circuit materials), were 100% of the Company’s total net sales worldwide of printed circuit materials; and during both the three-month and nine-month periods ended November 30, 2008, the Company’s total net sales worldwide of such high temperature printed circuit materials were 99% of the Company’s total net sales worldwide of printed circuit materials.

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

During the three-month and nine-month periods ended November 29, 2009, the Company’s total net sales worldwide of high performance printed circuit materials (non-FR4 printed circuit materials) were 68% and 66%, respectively, of the Company’s total net sales worldwide of printed circuit materials, compared with 61% and 59% for last fiscal year’s comparable periods.

    The Company’s cost of sales as a percentage of net sales decreased to 70.1% in the three-month period ended November 29, 2009 from 80.1% in the three-month period ended November 30, 2008 and  to 72.9% in the nine-month period ended November 29, 2009 from 78.5% in the nine-month period ended November 30, 2008 resulting in gross profit margin increases, which were attributable to higher percentages of sales of higher margin, high performance printed circuit materials products in the 2010 fiscal year periods and the benefits resulting from the workforce reductions at the Nelco Products, Inc., Neltec, Inc. and Nelco Products Pte. Ltd. business units and the closures of the New England Laminates Co., Inc. and Neltec Europe SAS business units in the 2009 fiscal year, all described elsewhere in this Discussion. Gross profit margin improvements during the three-month and nine-month periods ended November 29, 2009 were partially offset by costs incurred at the Company’s Park Aircraft Technologies Corp. business unit in Newton, Kansas in connection with the start-up of its operations.

Selling, general and administrative expenses decreased by $0.1 million and $1.5 million, respectively, or by 1% and 8%, respectively, during the three-month period and nine-month period, respectively, ended November 29, 2009 compared with last fiscal year’s comparable periods. The decreases were attributable primarily to reduced costs for the three-month and nine-month periods ended November 29, 2009 compared to the comparable periods in the prior fiscal year resulting from the closures of the Neltec Europe SAS and New England Laminates Co., Inc. business units and the reduction in a reserve in the three-month period ended August 30, 2009. These expenses, measured as percentages of sales, were 13.3% and 13.8%, respectively, during the three-month and nine-month periods ended November 29, 2009 compared with 12.6% and 11.4%, respectively, during the last fiscal year’s comparable periods. The higher percentages in the 2010 fiscal year periods were the result of lower sales in such periods. Stock option expenses were $257,000 and $828,000, respectively, for the three-month and nine-month periods ended November 29,

2009 compared with $288,000 and $943,000 for last fiscal year’s comparable periods.

During the three-month period ended November 30, 2008, the Company recorded a pre-tax charge of $570,000 related to the restructurings at its North American and European business units.

For the reasons set forth above, the Company’s earnings from operations were $7.6 million for the three months ended November 29, 2009 compared to $3.0 million for the three months ended November 30, 2008, including the $570,000 charge for restructurings described above, and its earnings from operations were $16.7 million for the nine months ended November 29, 2009 compared to $16.0 million for the nine months ended November 30, 2008, including the afore-mentioned restructuring charge.

Interest and other income, net, principally investment income, was $0.1 million and $1.0 million, respectively, for the three-month and nine-month periods ended November 29, 2009 compared with $1.7 million and $5.0 million, respectively, for last fiscal year’s comparable periods. The decreases in investment income were attributable to lower prevailing interest rates, partially offset by higher levels of cash available for investment, during the 2010 fiscal year first, second and third quarters than during the 2009 fiscal year first, second and third quarters. The Company’s investments were primarily in short-term instruments and money market funds.

The Company’s effective income tax rates for the three-month and nine-month periods ended November 29, 2009 were 7.4% and 15.1%, respectively, compared to  effective income tax rates for the three-month and nine-month periods ended November 30, 2008 of 33.0% and 26.0%, respectively, before the $570,000 charge for restructurings described above. The Company’s effective income tax rates for the three-month and nine-month periods ended November 29, 2009 were favorably impacted by an adjustment of $945,000 in the three-month period primarily for a retroactive extension of a development and expansion tax incentive in Singapore.

The Company’s net earnings for the three months and nine months ended November 29, 2009 were $7.2 million and $15.0 million, respectively, compared to net earnings for the three months and nine months ended November 30, 2008 of $2.9 million and $15.4 million, respectively, including the $570,000 employment termination benefits charge described above.

Basic and diluted earnings per share were $0.35 and $0.73 for the three months and nine months ended November 29, 2009 compared to basic and diluted earnings per share of $0.14 for the three months and $0.76 and $0.75, respectively, for the nine months ended November 30, 2008, including the employment termination benefits charge described above.  The net impact of the charge described above was to reduce basic and diluted earnings per share by $0.03 in the three months ended November 30, 2008 and to reduce basic and diluted earnings per share by $0.02 and $0.03, respectively, in the nine months ended November 30, 2008.

Liquidity and Capital Resources:

At November 29, 2009, the Company's cash and marketable securities were $234.4 million compared to $225.3 million at March 1, 2009, the end of the Company's 2009 fiscal year. The Company's working capital (which includes cash and marketable securities) was $253.4 million at November 29, 2009 compared with $239.6 million at March 1, 2009. The increase in working capital at November 29, 2009 compared with March 1, 2009 was due principally to the increase in cash and temporary investments and an increase in accounts receivable and decreases in accrued liabilities and income taxes payable partially offset by a decrease in other current assets and an increase in accounts payable. The 22% increase in accounts receivable at November 29, 2009 compared to March 1, 2009 was primarily the result of higher sales volumes in the 2010 fiscal year third quarter than in the 2009 fiscal year fourth quarter.  Accrued liabilities declined by 23% at November 29, 2009 compared to March 1, 2009 primarily as a result of a reduction of $835,000 in a reserve in the second quarter. Income taxes payable declined 12% at November 29, 2009 compared to March 1, 2009 primarily as a result of payments made during the nine-month period.  The 38% decrease in other current assets at November 29, 2009 compared to March 1, 2009 was attributable primarily to the Company’s receipt of an amount due from a foreign taxing authority and lower interest receivable at November 29, 2009. Accounts payable increased by 14% at November 29, 2009 compared to March 1, 2009 primarily due to the timing of raw material purchases.

The Company's current ratio (the ratio of current assets to current liabilities) was 12.3 to 1 at November 29, 2009 compared to 10.9 to 1 at March 1, 2009.

During the nine months ended November 29, 2009, net earnings from the Company's operations, before depreciation and amortization and stock-based compensation, reduced by a net increase in working capital items, resulted in $15.5 million of cash provided by operating activities. During the same nine-month period, the Company expended a net amount of $1.5 million for the purchase of property, plant and equipment, primarily for the Company’s new development and manufacturing facility in Newton, Kansas, and expended $1.0 million as additional payment for the acquisition of substantially all the assets and business of Nova Composites, Inc., compared to a net amount of $11.7 million during the nine-month period ended November 30, 2008 for the purchase of property, plant and equipment, primarily for the Company’s new facility in Newton, Kansas, and a total of $4.7 million for the acquisition of substantially all the assets and business of Nova Composites, Inc. In addition, the Company paid $5.3 million in dividends on its common stock in the nine-month period ended November 29, 2009 as a result of the Company’s increase in its quarterly cash dividend from $0.08 per share to $0.10 per share payable November 5, 2009 compared to $4.9 million in the nine-month period ended November 30, 2008. Net expenditures for property, plant and equipment were $12.2 million in the 2009 fiscal year and $4.4 million in the 2008 fiscal year.

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

At November 29, 2009 and at March 1, 2009, the Company had no long-term debt.

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

The Company's contractual obligations and other commercial commitments to make future payments under contracts, such as lease agreements, consist only of operating lease commitments, commitments to purchase equipment for the Company’s new development and manufacturing facility in Newton, Kansas and the Company’s obligation to pay up to an additional $4.4 million over four years in connection with the acquisition of the assets and business of Nova Composites, Inc. described above. The Company has no long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments or contingent commitments, other than two standby letters of credit in the total amount of $1.38 million to secure the Company's obligations under its workers' compensation insurance program.

As of November 29, 2009, there were no material changes outside the ordinary course of the Company's business in the Company's contractual obligations disclosed in Item 7 of Part II of its Form 10-K Annual Report for the fiscal year ended March 1, 2009.

Off-Balance Sheet Arrangements:

The Company's liquidity is not dependent on the use of, and the Company is not engaged in, any off-balance sheet financing arrangements, such as securitization of receivables or obtaining access to assets through special purpose entities.

Environmental Matters:

In the nine-month periods ended November 29, 2009 and November 30, 2008, the Company reversed accruals of $835,000 and $638,000, respectively, for environmental remedial response and voluntary cleanup costs, which were recorded as reductions to selling, general and administrative expenses for such periods, as a result of the Company’s conclusion that the likelihood of any liability in connection with such accruals was remote. While annual expenditures have generally been constant from year to year and may increase over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At November 29, 2009 and March 1, 2009, the amounts recorded in accrued liabilities for environmental matters were nil and $844,000, respectively.

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

Valuation of Long-lived Assets

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. In addition, the Company assesses the impairment of goodwill at least annually. Important factors that could trigger an impairment review include, but are not limited to, significant negative industry or economic trends and significant changes in the use of the Company’s assets or strategy of the overall business.

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

Restructurings

The Company recorded one-time pre-tax charges of $5.7 million in the fourth quarter of the fiscal year ended March 1, 2009 related to the closure of the Company’s New England Laminates Co., Inc. electronic materials business unit located in Newburgh, New York and the closure of the Company’s Neltec Europe SAS electronic materials business unit located in Mirebeau, France and related to a workforce reduction and an asset impairment at the Company’s Nelco Products Pte. Ltd. electronic materials and advanced composite materials business unit in Singapore. In the 2009 fiscal year third quarter, the Company recorded a one-time pre-tax charge of $570,000 related to restructurings at certain of its North American and European business units. In addition, the Company recorded a one-time charge of $1.4 million in the fourth quarter of the fiscal year ended March 2, 2008 in connection with a restructuring and workforce reduction at its Neltec Europe SAS business unit. Such restructuring and workforce reductions are described in Note 5 of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this Report.

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

Pension and Other Employee Benefit Programs

The Company's obligations for workers' compensation claims are effectively self-insured, although the Company maintains individual and aggregate stop-loss insurance coverage for such claims. The Company accrues its workers' compensation liability based on estimates of the total exposure of known claims using historical experience and projected loss development factors less amounts previously paid.

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

The Company's market risk exposure at November 29, 2009 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended March 1, 2009.

Item 4.	Controls and Procedures.

(a)           Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Vice President and Controller (the person currently performing the functions similar to those performed by a principal financial officer), has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e)and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of November 29, 2009, the end of the quarterly fiscal period covered by this quarterly report. Based on such evaluation, the Company's Chief Executive Officer and Vice President and Controller have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Vice President and Controller, as appropriate to allow timely decisions regarding required disclosure.

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

The following table provides information with respect to shares of the Company's Common Stock acquired by the Company during each month included in the Company’s 2010 fiscal year third quarter ended November 29, 2009.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
August 31 – September 29	0	–	0

September 30 – October 29	0	−	0

October 30 – November 29	0	−	0

Total	0	–	0	2,000,000(a)

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

Park Electrochemical Corp.
(Registrant)

Date: January 7, 2010	/s/ Brian E. Shore
Brian E. Shore
President and
Chief Executive Officer
(principal executive officer)

Date: January 7, 2010	/s/ P. Matthew Farabaugh
P. Matthew Farabaugh
Vice President and Controller
(principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Name	Page

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)	31

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)	33

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	35

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	36