Form 10-K
period 2010-02-28
PARK ELECTROCHEMICAL CORP
filed 2010-05-14
CIK 76267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2010

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

Title of Class	Aggregate Market Value	As of Close of Business On
Common Stock, par value $.10 per share	$447,992,449	August 28, 2009

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding	As of Close of Business On
Common Stock, par value $.10 per share	20,567,202	May 10, 2010

DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for Annual Meeting of Shareholders to be held July 20, 2010 incorporated by reference into Part III of this Report.

PART I

ITEM 1.	BUSINESS.

General

Park Electrochemical Corp. (“Park”), through its subsidiaries (unless the context otherwise requires, Park and its subsidiaries are hereinafter called the “Company”), is a global advanced materials company which develops, manufactures, markets and sells high-technology digital and RF/microwave printed circuit materials products principally for the telecommunications and internet infrastructure and high-end computing markets and advanced composite materials products and composite parts and assemblies products principally for the aerospace markets. Park’s core capabilities are in the areas of polymer chemistry formulation and coating technology. Park also specializes in the design and manufacture of complex composite aircraft and space vehicle parts.

Park operates through fully integrated business units in Asia, Europe and North America. The Company's manufacturing facilities are located in Singapore, China, France, Connecticut, Kansas, Arizona, California and Washington.

Sales of Park’s printed circuit materials products were 87% of the Company’s total net sales worldwide in both the 2010 and 2009 fiscal years, and sales of Park’s advanced composite materials products and its composite parts and assemblies products were 13% of the Company’s total net sales worldwide in both the 2010 and 2009 fiscal years.

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

COREFIX, EF, INNERLAM, LD, NELCO, NELCOTE, PARKNELCO, RTFOIL and SI are registered trademarks of Park Electrochemical Corp., and AEROGLIDE, ELECTROVUE, EP, MERCURYWAVE, NELTEC, NOVA, PEELCOTE and POWERBOND are common law trademarks of Park Electrochemical Corp.

Printed Circuit Materials

Printed Circuit Materials Operations

The Company is a leading global designer and producer of advanced printed circuit materials used to fabricate complex multilayer printed circuit boards and other electronic interconnection systems, such as multilayer back-planes, wireless packages, high-speed/low-loss multilayers and high density interconnects (“HDIs”). The Company’s multilayer printed circuit materials consist of copper-clad laminates and prepregs. The Company has long-term relationships with its major customers, which include leading independent printed circuit board fabricators, electronic manufacturing service companies, electronic contract manufacturers and major electronic original equipment manufacturers ("OEMs"). Multilayer printed circuit boards and interconnect systems are used in virtually all advanced electronic equipment to direct, sequence and control electronic signals between semiconductor devices (such as microprocessors and memory and logic devices), passive components (such as resistors and capacitors) and connection devices (such as infra-red couplings, fiber optics, compliant pin and surface mount connectors). Examples of end uses of the Company’s digital printed circuit materials include high speed routers and servers, storage area networks, supercomputers, laptops, satellite switching equipment, cellular telephones and transceivers, wireless personal digital assistants (“PDAs”) and wireless local area networks ("LANs"). The Company's radio frequency ("RF") printed circuit materials are used primarily for military avionics, antennas for cellular telephone base stations, automotive adaptive cruise control systems and avionic communications equipment. The Company has developed long-term relationships with major customers as a result of its leading edge products, extensive technical and engineering service support and responsive manufacturing capabilities.

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

Printed Circuit Materials – Industry Background

The printed circuit materials manufactured by the Company and its competitors are used primarily to construct and fabricate complex multilayer printed circuit boards and other advanced electronic interconnection systems. Multilayer printed circuit materials consist of prepregs and copper-clad laminates. Prepregs are chemically and electrically engineered thermosetting or thermoplastic resin systems which are impregnated into and reinforced by a specially manufactured fiberglass cloth product or other woven or non-woven reinforcing fiber. This insulating dielectric substrate generally is 0.030 inch to 0.002 inch in thickness or less in some cases. While these resin systems historically have been based on epoxy resin chemistry, in recent years, increasingly demanding OEM requirements have driven the industry to utilize proprietary enhanced epoxies as well as other higher performance resins, such as phenolic, bismalimide triazine ("BT"), cyanate ester, polyimide, or polytetrafluoroethylene ("PTFE"). One or more plies of prepreg are laminated together to form an insulating dielectric substrate to support the copper circuitry patterns of a multilayer printed circuit board. Copper-clad laminates consist of one or more plies of prepreg laminated together with specialty thin copper foil laminated on the top and bottom. Copper foil is specially formed in thin sheets which may vary from 0.0056 inch to 0.0002 inch in thickness and normally have a thickness of 0.0014 inch or 0.0007 inch. The Company supplies both copper-clad laminates and prepregs to its customers, which use these products as a system to construct multilayer printed circuit boards.

The printed circuit board fabricator processes copper-clad laminates to form the inner layers of a multilayer printed circuit board. The fabricator photo images these laminates with a dry film or liquid photoresist. After development of the photoresist, the copper surfaces of the laminate are etched to form the circuit pattern. The fabricator then assembles these etched laminates by inserting one or more plies of dielectric prepreg between each of the inner layer etched laminates and also between an inner layer etched laminate and the outer layer copper plane, and then laminating the entire assembly in a press. Prepreg serves as the insulator and bond between the multiple layers of copper circuitry patterns found in the multilayer circuit board. When the multilayer configuration is laminated, these plies of prepreg form an insulating dielectric substrate supporting and separating the multiple inner and outer planes of copper circuitry. The fabricator drills vertical through-holes or vias in the multilayer assembly and then plates the through-holes or vias to form vertical conductors between the multiple layers of circuitry patterns. These through-holes or vias combine with the conductor paths on the horizontal circuitry planes to create a three-dimensional electronic interconnect system. In specialized applications, an additional set of microvia layers (2 or 4, typically) may be added through a secondary lamination process to provide increased density and functionality to the design. The outer two layers of copper foil are then imaged and etched to form the finished multilayer printed circuit board. The completed multilayer board is a three-dimensional interconnect system with electronic signals traveling in the horizontal planes of multiple layers of copper circuitry patterns, as well as the vertical plane through the plated holes or vias.

Semiconductor manufacturers have introduced successive generations of more powerful microprocessors and memory and logic devices. Electronic equipment manufacturers have designed these advanced semiconductors into more compact and often portable products. High performance computing devices in these smaller portable platforms require greater reliability, faster signal speeds, closer tolerances, higher component and circuit density and increased overall complexity. As a result, the interconnect industry has developed smaller, lighter, faster and more cost-effective interconnect systems, including advanced multilayer printed circuit boards.

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

The Company’s products include high-speed, low-loss, engineered formulations, high-temperature modified epoxies, phenolics, bismalimide triazine (“BT”) epoxies, non-MDA polyimides, enhanced polyimides, SI® (Signal Integrity) products, cyanate esters and PTFE formulations for radio frequency ("RF")/microwave applications.

The Company’s high performance printed circuit materials consist of high-speed, low-loss materials for digital and RF/microwave applications requiring lead-free compatibility and high bandwidth signal integrity, BT materials, polyimides for applications that demand extremely high thermal performance, cyanate esters, quartz reinforced materials, and PTFE and modified epoxy materials for RF/microwave systems that operate at frequencies up to 77 GHz.

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

Printed Circuit Materials – Customers and End Markets

The Company’s customers for its advanced printed circuit materials include the leading independent printed circuit board fabricators, electronic manufacturing service (“EMS”) companies, electronic contract manufacturers (“ECMs”) and major electronic original equipment manufacturers ("OEMs") in the computer, networking, telecommunications, transportation, aerospace, military and instrumentation industries located throughout North America, Europe and Asia. The Company seeks to align itself with the larger, more technologically-advanced and better capitalized independent printed circuit board fabricators and major electronic equipment manufacturers which are industry leaders committed to maintaining and improving their industry leadership positions and to building long-term relationships with their suppliers. The Company’s selling effort typically involves several stages and relies on the talents of Company personnel at different levels, from management to sales personnel and quality engineers. In recent years, the Company has augmented its traditional sales personnel with process and product technology specialists.

During the Company's 2010 fiscal year, approximately 13.7% of the Company's total worldwide sales were to Sanmina-SCI Corporation, a leading electronics contract manufacturer and manufacturer of printed circuit boards, and approximately 11.3% of the Company's total worldwide sales were to TTM Technologies, Inc., a leading manufacturer of printed circuit boards. During the Company’s 2009 fiscal year, approximately 13.6% of the Company’s total worldwide sales were to Sanmina-SCI Corporation, and approximately 12.1% of the Company's total worldwide sales were to TTM Technologies, Inc. During the Company’s 2010 and 2009 fiscal years, sales to no other customer of the Company equaled or exceeded 10% of the Company’s total worldwide sales.

Although the printed circuit materials business is not dependent on any single customer, the loss of a major customer or of a group of customers could have a material adverse effect on the printed circuit materials business.

The Company’s printed circuit materials products are marketed primarily by sales personnel and, to a lesser extent, by independent distributors and manufacturers’ representatives in industrial centers in Europe and Asia.

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

Printed Circuit Materials – Materials and Sources of Supply

The principal materials used in the manufacture of the Company’s printed circuit materials products are specially manufactured copper foil, fiberglass and quartz cloth and synthetic reinforcements, and specially formulated resins and chemicals. The Company attempts to develop and maintain close working relationships with suppliers of those materials who have dedicated themselves to complying with the Company’s stringent specifications and technical requirements. While the Company’s philosophy is to work with a limited number of suppliers, the Company has identified alternate sources of supply for many of these materials. However, there are a limited number of qualified suppliers of these materials, substitutes for these materials are not readily available, and, in the recent past, the industry has experienced shortages in the market for certain of these materials. While the Company has not experienced significant problems in the delivery of these materials and considers its relationships with its suppliers to be strong, a disruption of the supply of materials could materially adversely affect the business, financial condition and results of operations of the Company. Significant increases in the cost of materials purchased by the Company could also have a material adverse effect on the Company’s business, financial condition and results of operations if the Company were unable to pass such increases through to its customers. During the first and second quarters of the 2008 fiscal year and the second quarter of the 2010 fiscal year, the Company incurred significant increases in the cost of copper foil, one of the Company’s primary raw materials, and the Company passed a substantial portion of such increases through to its customers.

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

Advanced Composite Materials

Advanced Composite Materials Operations

The Company also develops and produces engineered, advanced composite materials for the aerospace, fixed and rotary wing aircraft, rocket motor, radio frequency (“RF”) and specialty industrial markets.

The Company’s advanced composite materials are manufactured by the Company’s Park Aircraft Technologies Corp. subsidiary located in Newton, Kansas, by the Company’s Park Advanced Composite Materials, Inc. subsidiary located in Waterbury, Connecticut, which was named Nelcote, Inc. from May 2006 to March 2008 and which was named FiberCote Industries, Inc. prior to May 2006, and by the Company’s Nelco Products Pte. Ltd. subsidiary in Singapore.

Advanced Composite Materials – Industry Background

The advanced composite materials manufactured by the Company and its competitors are used primarily to fabricate light-weight, high-strength structures with specifically designed performance characteristics. Composite materials are typically highly specified combinations of resin formulations and reinforcements. Reinforcements can be unidirectional fibers, woven fabrics, or non-woven goods such as mats or felts. Reinforcement materials are constructed of E-glass (fiberglass), carbon fiber, S2 glass, aramids such as Kevlar® ("Kevlar" is a registered trademark of E.I. du Pont de Nemours & Co.) and Twaron® (“Twaron” is a registered trademark of Teijin Twaron B.V. LLC), quartz, polyester, and other synthetic materials. Resin formulations are typically highly proprietary, and include various chemical and physical mixtures. The Company produces resin formulations using various epoxies, polyesters, phenolics, cyanate esters, polyimides and other complex matrices. The reinforcement combined with the resin is referred to as a “prepreg”, which is an acronym for pre-impregnated material. Advanced composite materials can be broadly categorized as either a thermoset or a thermoplastic. While both material types require the addition of heat to form a consolidated laminate, thermoplastics can be reformed using additional heat. Once fully cured, thermoset materials can not be further reshaped. The Company believes that the demand for thermoset advanced materials is greater than that for thermoplastics due to the fact that fabrication processes for thermoplastics require much higher temperatures and pressures, and are, therefore, typically more capital intensive than the fabrication processes for thermoset materials.

The advanced composite materials industry suppliers have historically been large chemical corporations. During the past ten years, considerable consolidation has occurred in the industry, resulting in three relatively large composite materials suppliers and a number of smaller suppliers.

Composite part fabricators typically design and specify a material specifically to meet the needs of the part’s end use and the fabricators’ processing methods. Fabricators sometimes work with a supplier to develop the specific resin system and reinforcement combination to match the application. Fabricators’ processing may include hand lay-up, resin infusion or more advanced automated lay-up processes. Automated lay-up processes include automated tape lay-up (“ATL”), fiber placement and filament winding. These fabrication processes significantly alter the material form purchased. After the lay-up process is completed, the material is cured by the addition of heat and pressure. Cure processes typically include vacuum bag oven curing, high pressure autoclave, press forming and before press curing. After the part has been cured, final finishing and trimming, and assembly of the structure is performed by the fabricator.

Advanced Composite Materials – Products

The products manufactured by the Company are primarily thermoset curing prepregs. By analyzing the needs of the markets in which it participates, and working with its customers, the Company has developed proprietary resin formulations to suit the needs of its markets. The complex process of developing resin formulations and selecting the proper reinforcement is accomplished through a collaborative effort of the Company’s research and development and technical sales and marketing resources working with the customers’ technical staff. The Company focuses on developing a thorough understanding of its customers’ businesses, product lines, processes and technical challenges. The Company believes that it develops innovative solutions which utilize technologically advanced materials and concepts for its customers.

The Company’s advanced composite materials products include prepregs manufactured from proprietary formulations using modified epoxies, phenolics, polyesters, cyanate esters and polyimides combined with woven, non-woven, and unidirectional reinforcements. Reinforcement materials used to produce the Company’s products include polyacrylonitrile (“PAN”) based carbons, aramids, E-glass, S2 glass, polyester, quartz and carbonized rayon. The Company also sells certain specialty fabrics, such as Raycarb C2, a carbonized rayon fabric produced by Snecma Propulsion Solide and used mainly in the rocket motor industry.

Advanced Composite Materials – Customers and End Markets

The Company’s advanced composite materials customers include manufacturers in the aerospace, fixed and rotary wing aircraft, rocket motor, electronics, radio frequency (“RF”) and specialty industrial markets. The Company’s materials are marketed by sales personnel and independent sales representatives.

While no single advanced composite materials customer accounted for 10% or more of the Company’s total sales during either of the last two fiscal years, the loss of a major customer or of a group of some of the largest customers of the Company’s advanced composite materials product line could have a material adverse effect upon such product line.

The Company’s aerospace customers include fabricators of aircraft composite parts and assemblies. The Company’s advanced composite materials are used to produce primary and secondary structures, aircraft interiors, and various other aircraft components. The majority of the Company’s customers for aerospace materials do not produce parts and assemblies for commercial aircraft, but for the general aviation and business aviation, kit aircraft and military markets.

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

Advanced Composite Materials – Manufacturing

The Company’s manufacturing facilities for advanced composite materials are currently located in Newton, Kansas, in Waterbury, Connecticut and in Singapore. In the 2009 fiscal year, the Company completed a new development and manufacturing facility in Newton, Kansas to produce advanced composite materials principally for the aerospace industry.

The process for manufacturing composite materials is capital intensive and requires sophisticated equipment, significant technical know-how and very tight process controls. The key steps used in the manufacturing process include chemical reactors, resin mixing, reinforcement impregnation, resin film casting and solvent drying processes.

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

Advanced Composite Materials – Materials and Sources of Supply

The Company designs and manufactures its advanced composite materials to its own specifications and to the specifications of its customers. Product development efforts are focused on developing prepreg materials that meet the specifications of the customers. The materials used in the manufacture of these engineered materials include graphite and carbon fibers and fabrics, Kevlar® (“Kevlar” is a registered trademark of E.I. du Pont de Nemours & Co.), quartz, fiberglass, polyester, specialty chemicals, resins, films, plastics, adhesives and certain other synthetic materials. The Company purchases these materials from several suppliers. Substitutes for many of these materials are not readily available. The Company is working globally to determine acceptable alternatives for several raw materials with limited availability.

Advanced Composite Materials – Competition

The Company has many competitors in the advanced composite materials market, ranging in size from large, international corporations to small regional producers. Several of the Company’s largest competitors are vertically integrated. Some of the Company’s competitors may also serve as a supplier to the Company. The Company competes for business on the basis of responsiveness, product performance, innovative new product development, product qualification listing and price.

Advanced Composite Parts and Assemblies

On April 1, 2008, the Company’s wholly owned subsidiary, Park Aerospace Structures Corp., acquired substantially all the assets and business of Nova Composites, Inc. located in Lynnwood, Washington for a cash purchase price of $4.5 million paid at the closing of the acquisition and up to an additional $5.5 million payable over five years depending on the achievement of specified earn-out objectives. The Company paid an additional $1.0 million in the 2010 fiscal year second quarter, leaving up to an additional $4.4 million payable over four years depending on the achievement of the earn-out objectives. Park Aerospace Structures Corp. manufactures aircraft composite parts and assemblies and the tooling for such parts and assemblies. These composite parts and assemblies are manufactured with carbon, fiberglass and other reinforcements impregnated with formulated resins. These impregnated reinforcements, sometimes known as “prepregs”, are supplied by other subsidiaries of Park, as well as independent companies.

In the 2010 fiscal year second quarter, the Company announced plans for the major expansion of its Park Aircraft Technologies Corp. (“PATC”) advanced composite materials development and manufacturing facility in Newton, Kansas.  The PATC facility, which was designed to develop and produce advanced composite materials for the aircraft and space vehicle industries, contains approximately 52,000 square feet of manufacturing, laboratory and office space and cost approximately $15 million to construct and fully equip.  The Company is expanding its PATC facility in order to manufacture composite parts and assemblies for the aircraft and space vehicle industries.  This expansion, which includes approximately 37,000 square feet of manufacturing and storage space, is expected to cost approximately $5 million and to be complete and operational by October of 2010.

Upon completion of the PATC facility expansion, the Company’s objective is for PATC to offer composite aircraft and space vehicle parts design and assembly services, in addition to “build-to-print” services.  The expansion will include both oven and autoclave composite parts curing equipment and capability. When the expansion is complete, PATC plans to be able to offer a full range of advanced composite materials development and manufacturing capability, as well as composite parts design, assembly and production capability, all in its Newton facility.  The Company believes that the ability of its PATC facility to offer such a wide and comprehensive array of composite materials and parts manufacturing and development technology and capability to the aircraft and space vehicle industries will provide attractive benefits and advantages to those industries.

Backlog

The Company records an item as backlog when it receives a purchase order specifying the number of units to be purchased, the purchase price, specifications and other customary terms and conditions. At May 2, 2010, the unfilled portion of all purchase orders received by the Company and believed by it to be firm was approximately $10,691,000, compared to $5,397,000 at May 3, 2009.

Various factors contribute to the size of the Company’s backlog. Accordingly, the foregoing information may not be indicative of the Company’s results of operations for any period subsequent to the fiscal year ended February 28, 2010.

Patents and Trademarks

The Company holds several patents and trademarks or licenses thereto. In the Company’s opinion, some of these patents and trademarks are important to its products. Generally, however, the Company does not believe that an inability to obtain new, or to defend existing, patents and trademarks would have a material adverse effect on the Company.

Employees

At February 28, 2010, the Company had 612 employees. Of these employees, 473 were engaged in the Company’s printed circuit materials operations, 94 in its advanced composite materials, parts and assemblies operations and 45 consisted of executive personnel and general administrative staff. None of the Company’s employees are subject to a collective bargaining agreement. Management considers its employee relations to be good.

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

Certain of the Company's principal competitors are substantially larger and have greater financial resources than the Company, and the Company's operating results will be affected by its ability to maintain its competitive positions in these industries. The printed circuit materials, advanced composite materials and composite parts and assemblies industries are intensely competitive and the Company competes worldwide in the markets for such materials.

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

There are a limited number of qualified suppliers of the principal materials used by the Company in its manufacture of printed circuit materials, advanced composite materials and composite parts and assemblies. Substitutes for these materials are not readily available, and in the past there have been shortages in the market for certain of these materials. These shortages could materially increase the Company's cost of operations. Raw material substitutions for certain aircraft related products may require governmental (such as Federal Aviation Administration) approval.

During the first and second quarters of the Company’s 2008 fiscal year and the second quarter of the 2010 fiscal year, the Company incurred significant increases in the cost of copper foil, one of the Company’s primary raw materials, and the Company passed a substantial portion of such increases through to its customers. See “Business—Printed Circuit Materials—Materials and Sources of Supply” in Item 1 of Part I of this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this Report.

The Company's customer base is highly concentrated, and the loss of one or more customers could adversely affect the Company's business.

A loss of one or more key customers could adversely affect the Company's profitability.  The Company's customer base is concentrated, in part, because the Company's business strategy has been to develop long-term relationships with a select group of customers. During the Company's fiscal year ended February 28, 2010, the Company's ten largest customers accounted for approximately 66% of net sales. The Company expects that sales to a relatively small number of customers will continue to account for a significant portion of its net sales for the foreseeable future. See "Business—Printed Circuit Materials—Customers and End Markets” and “Business—Advanced Composite Materials—Customers and End Markets” in Item 1 of Part I of this Report.

The Company's business is dependent on the electronics and aerospace industries which are cyclical in nature.

The electronics and aerospace industries are cyclical and have experienced recurring cycles. The downturns, such as occurred in the electronics industry during the first quarter of the Company's fiscal year ended March 3, 2002, can be unexpected and have often reduced demand for, and prices of, printed circuit materials, advanced composite materials and composite parts and assemblies. This potential reduction in demand and prices could have a negative impact on the Company’s business.

In addition, the Company is subject to the effects of general regional and global economic and financial conditions, such as the worldwide economic and financial crises that occurred in the second half of the Company’s fiscal year ended March 1, 2009 and that continued in the first and second quarters of the Company’s fiscal year ended February 28, 2010.

The Company relies on short-term orders from its customers.

A variety of conditions, both specific to the individual customer and generally affecting the customer’s industry, can cause a customer to reduce or delay orders previously anticipated by the Company, which could negatively impact the Company’s business. In the electronic materials market, the Company typically does not obtain long-term purchase orders or commitments. Instead, it relies primarily on continual communication with its customers to anticipate the future volume of purchase orders.

The Company faces extensive capital expenditure costs.

The Company’s business is capital intensive and, in addition, the introduction of new technologies could substantially increase the Company’s capital expenditures. In order to remain competitive the Company must continue to make significant investments in capital equipment and expansion of operations, which could adversely affect the Company’s results of operations.

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

Location	Owned or Leased	Use	Size (Square Footage)

Melville, NY	Leased	Administrative Offices	8,000
Fullerton, CA	Leased	Printed Circuit Materials	95,000
Anaheim, CA	Leased	Printed Circuit Materials	26,000
Tempe, AZ	Leased	Printed Circuit Materials	87,000
Lannemezan, France	Owned	Printed Circuit Materials	29,000
Singapore	Leased	Printed Circuit Materials	128,000
Zhuhai, China	Leased	Printed Circuit Materials	40,000
Waterbury, CT	Leased	Advanced Composites	100,000
Newton, KS	Leased	Advanced Composites	52,000
Singapore	Leased	Advanced Composites	24,000
Lynnwood, WA	Leased	Aerospace Parts	21,000

The Company is expanding its advanced composites facility in Newton, Kansas as described in Item 1 of Part I of this Report under the caption “Advanced Composite Parts and Assemblies”.

The Company believes its facilities and equipment to be in good condition and reasonably suited and adequate for its current needs. During the 2010 and 2009 fiscal years, certain of the Company’s advanced composite materials manufacturing facilities were utilized at less than 50% of their designed capacity. During the 2009 and 2008 fiscal years, certain of the Company's printed circuit materials manufacturing facilities were utilized at less than 50% of their designed capacity.

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

ITEM 3.   LEGAL PROCEEDINGS.

None.

ITEM 4.   RESERVED.

EXECUTIVE OFFICERS OF THE REGISTRANT.

Name	Title	Age

Brian E. Shore	Chief Executive Officer, President and a Director	58

Stephen E. Gilhuley	Executive Vice President, Secretary and General Counsel	65

David R. Dahlquist	Vice President and Chief Financial Officer	36

P. Matthew Farabaugh	Vice President and Controller	49

Katherine O. Abbitt	Vice President of Sales and Marketing – Americas	47

Anthony W. DiGaudio	Vice President of Sales and Marketing – Asia	40

Margaret M. Kendrick	Vice President of Operations	50

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

Mr. Dahlquist was elected Vice President and Chief Financial Officer effective March 24, 2010. Mr. Dahlquist joined Park Electrochemical Corp. in June 2006 as Product Director, was appointed Director of Marketing in March 2008, Director of Business Development in October 2008 and Vice President of Business Development of Park in December 2008. Prior to joining Park, Mr.

Dahlquist held the positions of Director of Quality and Engineering – PC- Asia and Director of Technology – Corporate at Photocircuits Corporation in Glen Cove, New York from November 2005 to June 2006 and was Processing Engineering Manager at Photocircuits Corporation from August 2001 to November 2005.

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

Ms. Abbitt was appointed Vice President of Sales and Marketing – Americas in September 2009. Ms. Abbitt had been Global Sales Manager/Carbon Fibers at Hexcel Corporation in Stamford, Connecticut since December 2007, and prior to that time she held sales and marketing positions in Hexcel’s aerospace business and infusion product line business since March 2006. Previously, she held business development positions with A&P Technology, Inc., a manufacturer of braided reinforcements in Cincinnati, Ohio from May 1998 to March 2006.

Mr. DiGaudio joined the Company as a Product Director in May 2002, was promoted to Vice President of Quality in May 2004 and was promoted to Vice President of Sales in June 2005. He was appointed Vice President of Marketing in June 2006 in addition to the position of Vice President of Sales. He was appointed Vice President of Sales and Marketing – Asia in September 2009. For several years prior to joining Park, Mr. DiGaudio was Technical Manager for Metro Circuits, Division of PJC Technologies, Inc. in Rochester, New York.

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

For the Fiscal Year	Stock Price		Dividends
Ended February 28, 2010	High	Low	Declared
First Quarter	$21.75	$13.41	$.08
Second Quarter	24.90	18.26	.18	(a)
Third Quarter	27.31	20.68	-
Fourth Quarter	28.81	22.60	.10

For the Fiscal Year	Stock Price		Dividends
Ended March 1, 2009	High	Low	Declared
First Quarter	$30.55	$22.58	$.08
Second Quarter	29.83	22.77	.08
Third Quarter	30.91	12.99	.08
Fourth Quarter	21.64	15.28	.08

(a)
On July 22, 2009, the Company announced that its Board of Directors had approved an increase in the Company’s regular quarterly cash dividend to $0.10 per share and declared a regular quarterly cash dividend of $0.10 per share payable November 5, 2009 to stockholders of record on October 7, 2009.  The $0.10 per share was paid on November 5, 2009.

As of May 10, 2010, there were approximately 790 holders of record of Common Stock.

The Company expects, for the immediate future, to continue to pay regular cash dividends.

The following table provides information with respect to shares of the Company’s Common Stock acquired by the Company during each month included in the Company’s 2010 fiscal year fourth quarter ended February 28, 2010.

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or	Value) of Shares
	Total		Units)Purchased	(or Units) that
	Number of	Average	As Part of	May Yet Be
	Shares (or Units)	Price Paid Per Share	Publicly Announced Plans	Purchased Under The Plans or
Period	Purchased	(or Unit)	or Programs	Programs

November 30 – December 28	0	-	0

December 29 – January 28	0	-	0

January 29 – February 28	0	-	0

Total	0	-	0	2,000,000	(a)

(a)
Aggregate number of shares available to be purchased by the Company pursuant to a share purchase authorization announced on October 20, 2004. Pursuant to such authorization, the Company is authorized to purchase its shares from time to time on the open market or in privately negotiated transactions.

ITEM 6.   SELECTED FINANCIAL DATA.

The following selected consolidated financial data of Park and its subsidiaries is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements, related Notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein. Insofar as such consolidated financial information relates to the five fiscal years ended February 28, 2010 and is as of the end of such periods, it is derived from the Consolidated Financial Statements for the five fiscal years ended February 28, 2010 and as of such dates audited by Grant Thornton LLP, independent registered public accounting firm. The Consolidated Financial Statements as of February 28, 2010 and March 1, 2009 and for the three years ended February 28, 2010, together with the independent auditor’s report for the three years ended February 28, 2010, appear in Item 8 of Part II of this Report.

	Fiscal Year Ended
	(In thousands, except per share amounts)
	February 28, 2010	March 1, 2009	March 2, 2008	February 25, 2007	February 26, 2006

STATEMENTS OF EARNINGS INFORMATION:

Net sales	$175,686	$200,062	$241,852	$257,377	$222,251
Cost of sales	124,084	156,638	179,398	193,270	167,650
Gross profit	51,602	43,424	62,454	64,107	54,601
Selling, general and administrative expenses	24,480	24,806	27,159	26,682	25,129
Insurance arrangement termination charge	-	-	-	1,316	-
Asset impairment charge	-	3,967	-	-	2,280
Realignment and severance charges (Note 12)	-	2,290	1,362	-	889
Earnings from operations	27,122	12,361	33,933	36,109	26,303
Interest and other income, net	1,062	6,648	9,361	8,033	6,056
Earnings from continuing operations before income taxes	28,184	19,009	43,294	44,142	32,359
Income tax provision from continuing operations	2,825	495	8,615	4,351	5,484
Net earnings from continuing operations	25,359	18,514	34,679	39,791	26,875
Gain from discontinued operations (Note 11)	-	16,486	-	-	-
Net earnings	$25,359	$35,000	$34,679	$39,791	$26,875

Basic earnings per share:
Net earnings from continuing operations	$1.24	$0.90	$1.71	$1.97	$1.34
Gain from discontinued operations	-	0.81	-	-	-
Basic earnings per share	$1.24	$1.71	$1.71	$1.97	$1.34

Diluted earnings per share:
Net earnings from continuing operations	$1.23	$0.90	$1.70	$1.96	$1.33
Gain from discontinued operations	-	0.81	-	-	-
Diluted earnings per share	$1.23	$1.71	$1.70	$1.96	$1.33

Cash dividends per common share	$0.36	$0.32	$1.82	$1.32	$1.32

Weighted average number of common shares outstanding:
Basic	20,522	20,441	20,305	20,175	20,047
Diluted	20,547	20,486	20,364	20,317	20,210

BALANCE SHEET INFORMATION:
Working capital	$261,036	$239,645	$239,060	$233,767	$214,934
Total assets	343,104	327,579	327,407	321,922	311,312
Long-term debt	-	-	-	-	-
Stockholders' equity	316,098	295,709	269,172	264,167	245,423

See Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General:

Park Electrochemical Corp. (“Park” or the “Company”) is a global advanced materials company which develops, manufactures, markets and sells high-technology digital and RF/microwave printed circuit materials products principally for the telecommunications and internet infrastructure and high-end computing markets and advanced composite materials products and composite parts and assemblies products principally for the aerospace markets. Park’s core capabilities are in the areas of polymer chemistry formulation and coating technology. Park also specializes in the design and manufacture of complex composite aircraft and space vehicle parts. The Company’s manufacturing facilities are located in Singapore, China, France, Connecticut, Kansas, Arizona, California and Washington.

The comparisons of the Company’s results of operations for its 2009 fiscal year ended March 1, 2009 to the Company’s results of operations for its 2008 fiscal year ended March 2, 2008 are impacted by the facts that the 2008 fiscal year consisted of 53 weeks and the 2009 fiscal year consisted of 52 weeks.

The Company’s total net sales declined in the fiscal year ended February 28, 2010 compared to the fiscal year ended March 1, 2009 as a result of decreases in sales of the Company’s printed circuit materials products in North America, Asia and Europe, following a decline in the Company’s total net sales in the fiscal year ended March 1, 2009 compared to the fiscal year ended March 2, 2008 as a result of decreases in sales of the Company’s printed circuit materials products in all three regions.

While the decrease in sales of the Company’s printed circuit materials products in the 2010 fiscal year was accompanied by decreases in sales of the Company’s advanced composite materials products and its composite parts and assemblies products in the 2010 fiscal year compared to the 2009 fiscal year, the decrease in sales of the Company’s printed circuit materials products in the 2009 fiscal year was partially offset by an increase in sales of the Company’s advanced composite materials products in the 2009 fiscal year compared to the 2008 fiscal year and by the addition of sales of the Company’s advanced composite parts and assemblies products as a result of the Company’s acquisition of the composite parts and assemblies business of Nova Composites in Lynnwood, Washington in the 2009 fiscal year first quarter.

Despite the declines in the Company’s total net sales in the 2010 fiscal year compared to the 2009 fiscal year, the Company’s earnings from operations in the 2010 fiscal year were higher than in the 2009 fiscal year as the Company’s gross profit margins, measured as percentages of sales, improved to 29.4% in the 2010 fiscal year compared to 21.7% in the 2009 fiscal year. The Company’s operating and earnings performances during the 2010 fiscal year benefited from higher percentages of sales of higher margin, high performance printed circuit materials during the 2010 fiscal year and lower costs resulting from the workforce reductions at the Nelco Products, Inc., Neltec, Inc. and Nelco Products Pte. Ltd. business units and the closures of the New England Laminates Co., Inc. and Neltec Europe SAS business units in the 2009 fiscal year, all described elsewhere in this Discussion. Gross profit margin improvements during the 2010 fiscal year were partially offset by costs incurred at the Company’s Park Aircraft

Technologies Corp. business unit in Newton, Kansas in connection with the start-up of its operation.

The Company’s net earnings for the 2010 fiscal year were lower than its net earnings for the 2009 fiscal year as a result of the lower net sales in the 2010 fiscal year and the significantly lower interest income in the 2010 fiscal year than in the 2009 fiscal year, and the Company’s net earnings for the 2009 fiscal year were significantly increased by the discontinued operations benefit of $16.5 million described elsewhere in this Discussion.

As a result of the declines in the Company’s total net sales in the 2009 compared to the 2008 fiscal year, the Company’s earnings from continuing operations were lower in the 2009 fiscal year than in the 2008 fiscal year.

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

The Company’s net earnings for the 2010 fiscal year were impacted by a tax benefit of $3.1 million for the reduction of certain deferred tax liabilities in Singapore related to a temporary tax incentive for offshore interest repatriation and by $1.2 million of additional tax reserves in the United States, both recorded in the fourth quarter of the 2010 fiscal year.  Such earnings were also impacted by a $0.9 million tax benefit primarily for a retroactive extension of a development and expansion tax incentive in Singapore, recorded in the third quarter of the 2010 fiscal year.

The Company’s net earnings for the 2009 fiscal year were significantly increased by a discontinued operations benefit of $16.5 million recorded by the Company in the 2009 fiscal year fourth quarter related to the elimination of a liability from discontinued operations of the Company’s Dielektra GmbH subsidiary located in Germany as a result of certain legal proceedings in Germany. The Company’s earnings were also increased by a tax benefit of $4.7 million recorded by the Company in the 2009 fiscal year fourth quarter related to the adjustment of certain valuation allowances and by a tax benefit of $1.2 million recorded by the Company in the 2009 fiscal year fourth quarter related to one-time pre-tax charges also recorded by the Company in such quarter for the aforementioned closure of the Company’s New England Laminates Co., Inc. business unit and the closure of the Company’s Neltec Europe SAS electronic materials business unit located in Mirebeau, France and for a workforce reduction and an asset impairment at the Company’s Nelco Products Pte. Ltd. electronic materials and advanced composite materials business unit in Singapore. Such benefits were partially offset by the one-time pre-tax charges of $5.7 million recorded by the Company in the 2009 fiscal year fourth quarter related to the aforementioned business unit closures, workforce reduction and asset impairment and by a one-time pre-tax charge of $0.6 million recorded by the Company in the 2009 fiscal year third quarter related to restructurings at certain of its North American and European business units.

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

The markets for the Company’s printed circuit materials products have contracted from the levels that existed in the 2008 fiscal year. Consequently, sales of the Company’s printed circuit materials products decreased in the 2010 fiscal year compared to the 2009 fiscal year and in the 2009 fiscal year compared to the 2008 fiscal year. However, the markets in North America, Asia and Europe for the Company’s printed circuit materials products strengthened in the 2010 fiscal year third and fourth quarters after prevailing weakness in the 2010 fiscal year first and second quarters.  The markets for the Company’s advanced composite materials, parts and assemblies products weakened during the 2009 fiscal year third and fourth quarters, and such weakness continued during the 2010 fiscal year.  The markets for the Company’s advanced composite materials, parts and assemblies were relatively strong during the first half of the 2009 fiscal year, and sales of the Company’s advanced composite materials products increased in the 2009 fiscal year compared to the 2008 fiscal year principally as a result of the Company’s marketing and sales efforts.

The global markets for the Company’s printed circuit materials products continue to be very difficult to forecast, and it is not clear to the Company what the condition of the global markets for the Company’s printed circuit materials products will be in the 2011 fiscal year. Further, the Company is not able to predict the impact the current global financial and credit conditions will have on the markets for its advanced composite materials, parts and assemblies products in the 2011 fiscal year.

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

In addition, in the fourth quarter of the Company’s 2009 fiscal year, the Company completed the construction of a new development and manufacturing facility in Newton, Kansas to produce advanced composite materials principally for the aircraft and space vehicle industries. The Company spent approximately $15 million on the facility and equipment in Kansas.  In the second quarter of the Company’s 2010 fiscal year, the Company announced plans for the major expansion of its facility in Kansas in order to manufacture composite parts and assemblies for the aircraft and space vehicle industries.  The expansion includes approximately 37,000 square feet of manufacturing and storage space, and the Company plans to spend approximately $5 million on the expansion.

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

While the Company continues to invest in its business, it also has made adjustments to certain of its operations, which resulted in workforce reductions and plant closures.

In the 2008 fiscal year fourth quarter, the Company’s Neltec Europe SAS electronic materials business unit located in Mirebeau, France, completed a restructuring of its operations and a reduction of its workforce in response to the continuing erosion of the markets for electronic materials in Europe and the continuing migration of such markets to Asia, and the Company recorded a one-time charge of approximately $1.4 million in such quarter for employment termination benefits and other expenses resulting from such restructuring and workforce reduction. In addition, in the 2006 fiscal year, the Company reduced the size of the workforce at its Neltec Europe SAS business unit as a result of deterioration of the European market for high-technology printed circuit materials.

Despite the restructurings implemented in the 2006 and 2008 fiscal years, Neltec Europe SAS generated significant operating losses in the second and third quarters of the 2009 fiscal year.  In the 2009 fiscal year fourth quarter, Neltec Europe SAS and the Company’s Neltec SA electronic materials business unit located in Lannemezan, France completed restructurings of their operations in response to the continuing serious erosion of the markets for electronic materials in Europe and the continuing migration of such markets to Asia.  The market for such products in Europe had eroded to the point where the Company believed it was not possible for the Neltec Europe SAS business to be viable, and as a major component of such restructurings, Neltec Europe SAS closed completely its operations.  Although the Company is continuing the operations of its Neltec SA RF/microwave electronic materials business unit, the restructuring included a reorganization of certain of the activities of Neltec SA. The Company implemented the plant closure and recorded a one-time pre-tax charge of $4.1 million, reduced by $4.0 million of non-cash cumulative currency translation adjustment recapture, in the fourth quarter of the Company’s 2009 fiscal year.

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

In addition, in the 2009 fiscal year fourth quarter, the Company implemented a workforce reduction at its Nelco Products Pte. Ltd. electronics circuitry materials and advanced composite materials business unit located in Singapore and recorded a charge of $0.2 million in the fourth quarter of the 2009 fiscal year for such workforce reduction.

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

Fiscal Year 2010 Compared with Fiscal Year 2009:

The Company’s total net sales worldwide declined in the fiscal year ended February 28, 2010 compared to the fiscal year ended March 1, 2009 principally as a result of declines in net sales of the Company’s printed circuit materials products in North America, Europe and Asia.

The Company’s net sales of its advanced composite materials products also declined in the 2010 fiscal year compared to the 2009 fiscal year, while net sales of the Company’s composite parts and assemblies products increased in the 2010 fiscal year.  Total net sales of the Company’s advanced composite materials products and its composite parts and assemblies products comprised 13% of the Company’s total net sales worldwide in both the 2010 and 2009 fiscal years.

The Company’s gross profit and its gross profit margin improved in the 2010 fiscal year compared to the 2009 fiscal year. The gross profit margin improved to 29.4% in the 2010 fiscal year compared to 21.7% in the 2009 fiscal year principally as a result of higher percentages of sales of higher margin, high performance printed circuit materials products in the 2010 fiscal year and the benefits resulting from the workforce reductions at the Nelco Products, Inc., Neltec, Inc. and Nelco Products Pte. Ltd. business units and the closures of the New England Laminates Co., Inc. and Neltec Europe SAS business units in the 2009 fiscal year, all described elsewhere in this Discussion.  Gross profit margin improvements during the 2010 fiscal year were partially offset by costs incurred at the Company’s Park Aircraft Technologies Corp. business unit in Newton, Kansas in connection with the start-up of its operations.

The Company’s net earnings for the 2010 fiscal year were impacted by a tax benefit of $3.1 million for the reduction of certain deferred tax liabilities in Singapore related to a temporary tax incentive for offshore interest repatriation and by $1.2 million of additional tax reserves in the United States, both recorded in the fourth quarter of the 2010 fiscal year. Such earnings were also impacted by a $0.9 million tax benefit primarily for a retroactive extension of a development and expansion tax incentive in Singapore, recorded in the third quarter of the 2010 fiscal year.

The Company’s earnings in the 2009 fiscal year were enhanced by a tax benefit of $4.7 million recorded by the Company in the 2009 fiscal year fourth quarter related to the adjustment of certain valuation allowances and by a tax benefit of $1.2 million recorded by the Company in the 2009 fiscal year fourth quarter related to one-time pre-tax charges also recorded by the Company in such quarter for the aforementioned closure of the Company’s New England Laminates Co., Inc. business unit and the closure of the Company’s Neltec Europe SAS electronic materials business unit located in Mirebeau, France and for a workforce reduction and an asset impairment at the Company’s Nelco Products Pte. Ltd. electronic materials and advanced composite materials business unit in Singapore.  Such benefits were offset by the one-time pre-tax charges of $5.7 million recorded by the Company in the 2009 fiscal year fourth quarter related to the aforementioned business unit closures, workforce reduction and asset impairment and a one-time pre-tax charge of $0.6 million recorded by the Company in the 2009 fiscal year third quarter related to restructurings at certain of its North American and European business units.

The Company’s net earnings in the 2009 fiscal year were also significantly increased by a discontinued operations benefit of $16.5 million recorded by the Company in the 2009 fiscal year fourth quarter related to the elimination of a liability from discontinued operations of the Company’s Dielektra GmbH subsidiary located in Germany.

Results of Operations

The Company’s total net sales worldwide for the fiscal year ended February 28, 2010 declined 12% to $175.7 million from $200.1 million for the fiscal year ended March 1, 2009. The decline in net sales was the result of decreased sales of the Company’s printed circuit materials in North America,

Europe and Asia and decreased sales of the Company’s advanced composite materials, parts and assemblies, which were only partially offset by increased sales of the Company’s high performance printed circuit materials.

The Company's foreign sales were $88.3 million, or 50% of the Company's total net sales worldwide, during the 2010 fiscal year, compared to $96.3 million of sales, or 48% of total net sales worldwide, during the 2009 fiscal year and 50% of total net sales worldwide during the 2008 fiscal year. The Company's foreign sales during the 2010 fiscal year decreased 8% from the 2009 fiscal year primarily as a result of decreases in sales in Europe and Asia.

For the fiscal year ended February 28, 2010, the Company’s sales in North America, Asia and Europe were 50%, 40% and 10%, respectively, of the Company’s total net sales worldwide compared with 52%, 37% and 11%, respectively, for the fiscal year ended March 1, 2009. The Company’s sales in Europe declined 19%, its sales in North America declined 16% and its sales in Asia declined 5% in the 2010 fiscal year compared to the 2009 fiscal year.

The gross profit as a percentage of net sales for the Company's worldwide operations improved to 29.4% during the 2010 fiscal year compared to 21.7% during the 2009 fiscal year. The improvement in the gross profit margin was attributable primarily to higher percentages of sales of higher margin, high performance printed circuit materials products and advanced composite materials, parts and assemblies in the 2010 fiscal year and the benefits resulting from the workforce reductions at the Nelco Products, Inc., Neltec, Inc. and Nelco Products Pte. Ltd. business units and the closures of the New England Laminates Co., Inc. and Neltec Europe SAS business units in the 2009 fiscal year, all described elsewhere in this Discussion. The gross profit margin improvement during the 2010 fiscal year was partially offset by costs incurred at the Company’s Park Aircraft Technologies Corp. business unit in Newton, Kansas in connection with the start-up of its operations.

During the fiscal years ended February 28, 2010 and March 1, 2009, the Company’s total net sales worldwide of high temperature printed circuit materials, which included high performance materials (non-FR4 printed circuit materials), were 100% of the Company’s total net sales worldwide of printed circuit materials.

The Company’s high temperature printed circuit materials include its high performance materials (non-FR4 printed circuit materials), which consist of high-speed, low-loss materials for digital and RF/microwave applications requiring lead-free compatibility and high bandwidth signal integrity, bismalimide triazine (“BT”) materials, polyimides for applications that demand extremely high thermal performance, cyanate esters, quartz reinforced materials, and PTFE and modified epoxy materials for RF/microwave systems that operate at frequencies up to 77GHz.

During the fiscal year ended February 28, 2010, the Company’s total net sales worldwide of high performance printed circuit materials (non-FR4 printed circuit materials) were 69% of the Company’s total net sales worldwide of printed circuit materials, compared with 61% for last fiscal year.

The Company’s cost of sales decreased by 21% in the 2010 fiscal year from the 2009 fiscal year as a result of lower sales and lower production volumes in the 2010 fiscal year than in the 2009 fiscal year. Consequently, the Company’s cost of sales as a percentage of net sales decreased to 70.6% in the 2010 fiscal year from 78.3% in the 2009 fiscal year resulting in a gross profit margin increase from 21.7% to 29.4%, which was attributable to higher percentages of sales of higher margin, high performance printed circuit materials products and advanced composite materials, parts and assemblies in the 2010 fiscal year and the benefits resulting from the workforce reductions at the Nelco Products, Inc., Neltec, Inc. and Nelco Products Pte. Ltd. business units and the closures of the New England Laminates Co., Inc. and Neltec Europe SAS business units in the 2009 fiscal year, all described elsewhere in this Discussion.  Gross profit margin improvements during the 2010 fiscal year were partially offset by costs incurred at the Company’s Park Aircraft Technologies Corp. business unit in Newton, Kansas in connection with the start-up of its operations.

Selling, general and administrative expenses decreased by $0.3 million, or by 1%, during the 2010 fiscal year compared to the 2009 fiscal year, but these expenses, measured as a percentage of sales, were 14.0% during the 2010 fiscal year compared to 12.4% during the 2009 fiscal year. The decrease in such expenses in the 2010 fiscal year was attributable primarily to reduced costs in the 2010 fiscal year compared to the prior fiscal year resulting from the closures of the Neltec Europe SAS and New England Laminates Co., Inc. business units. The higher percentage in the 2010 fiscal year was the result of lower sales in such year. Selling, general and administrative expenses included $1.1 million for the 2010 fiscal year for stock option expenses compared to $1.2 million for the 2009 fiscal year.

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

For the reasons set forth above, the Company’s earnings from operations for the 2010 fiscal year were $27.1 million compared to earnings from continuing operations for the 2009 fiscal year, including the charges described above relating to the facility closures and asset impairment and the restructurings at certain of the Company’s North American and European business units, of $12.4 million. The net impact of the charges described above was to increase earnings by $2.2 million for the 2010 fiscal year and to decrease earnings from continuing operations by $6.3 million for the 2009 fiscal year.

Interest and other income, net, principally investment income, declined 84% to $1.1 million for the 2010 fiscal year from $6.6 million for the 2009 fiscal year. The decline in investment income was attributable primarily to lower prevailing interest rates, partially offset by higher levels of cash available for investment, during the 2010 fiscal year than during the 2009 fiscal year. The Company's investments were primarily in short-term instruments and money market funds. The Company incurred no interest expense during the 2010, 2009 or 2008 fiscal years. See "Liquidity and Capital Resources" elsewhere in this Item 7.

The Company's effective income tax rate was 10.0% for the 2010 fiscal year compared to 2.6% for the 2009 fiscal year. The tax benefits and charges described above reduced the effective income tax rates by 10.0 and 22.8 percentage points in the 2010 and 2009 fiscal years, respectively. The Company’s effective income tax rate for the 2010 fiscal year was impacted by a tax benefit of $3.1 million for the reduction of certain deferred tax liabilities in Singapore related to a temporary tax incentive for offshore interest repatriation and by $1.2 million of additional tax reserves in the United States, both recorded in the fourth quarter of the 2010 fiscal year.  Such effective tax rate was also impacted by a $0.9 million tax benefit primarily for a retroactive extension of a development and expansion tax incentive in Singapore, recorded in the third quarter of the 2010 fiscal year.

The Company’s net earnings for the 2010 fiscal year, including the tax benefits described above, were $25.4 million compared to net earnings from continuing operations for the 2009 fiscal year, including the charges described above and the tax benefits described above relating to the facility closure and asset impairment charges and to the adjustment of valuation allowances, of $18.5 million. The net impacts of the tax benefits and charges described above were to increase net earnings by $2.2 million for the 2010 fiscal year and to increase net earnings from continuing operations by $0.3 million for the 2009 fiscal year.

In the 2009 fiscal year fourth quarter, the Company also recorded a discontinued operations benefit of $16.5 million related to the elimination of a liability from discontinued operations of its Dielektra GmbH subsidiary located in Germany.

The Company’s net earnings for the 2010 fiscal year, including the tax benefits described above, were $25.4 million compared to net earnings for the 2009 fiscal year, including the charges and tax benefits described above and the discontinued operations benefit described above, of $35.0 million. The net impacts of the tax benefits and charges described above and the discontinued operations benefit described above were to increase net earnings by $2.2 million for the 2010 fiscal year and to increase net earnings by $16.8 million for the 2009 fiscal year.

Basic and diluted earnings per share, including the tax benefits described above, were $1.24 and $1.23, respectively, for the 2010 fiscal year compared to basic and diluted earnings per share of $1.71, including the charges and tax benefits described above and the discontinued operations benefit described above, for the 2009 fiscal year. The net impacts of the charges and tax benefits described above were to increase the basic and diluted earnings per share by $0.81 for the 2009 fiscal year.

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

The Company’s gross profit in the 2009 fiscal year was substantially lower than the gross profit in the prior fiscal year primarily as a result of reduced total sales of printed circuit materials products, which were partially offset by higher percentages of sales by the Company of its higher margin, high performance printed circuit materials products and advanced composite materials and parts and by the benefits resulting from the restructuring of the Company’s Neltec Europe SAS business unit in the 2008 fiscal year and from the workforce reductions at the Nelco Products, Inc., Neltec, Inc. and Nelco Products Pte. Ltd. business units and the closures of the New England Laminates Co., Inc. and Neltec Europe SAS business units in the 2009 fiscal year, all described elsewhere in this Discussion.

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

The Company’s earnings in the 2009 fiscal year were enhanced by a tax benefit of $4.7 million recorded by the Company in the 2009 fiscal year fourth quarter related to the adjustment of certain valuation allowances and by a tax benefit of $1.2 million recorded by the Company in the 2009 fiscal year fourth quarter related to one-time pre-tax charges also recorded by the Company in such quarter for the aforementioned closure of the Company’s New England Laminates Co., Inc. business unit and the closure of the Company’s Neltec Europe SAS electronic materials business unit located in Mirebeau, France and for a workforce reduction and an asset impairment at the Company’s Nelco Products Pte. Ltd. electronic materials and advanced composite materials business unit in Singapore. Such benefits were offset by the one-time pre-tax charges of $5.7 million recorded by the Company in the 2009 fiscal year fourth quarter related to the aforementioned business unit closures, workforce reduction and asset impairment and a one-time pre-tax charge of $0.6 million recorded by the Company in the 2009 fiscal year third quarter related to restructurings at certain of its North American and European business units.

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

The Company’s high temperature printed circuit materials include its high performance materials (non-FR4 printed circuit materials), which consist of high-speed, low-loss materials for digital and RF/microwave applications requiring lead-free compatibility and high bandwidth signal integrity, BT materials, polyimides for applications that demand extremely high thermal performance, cyanate esters, quartz reinforced materials, and PTFE and modified epoxy materials for RF/microwave systems that operate at frequencies up to 77GHz.

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

Selling, general and administrative expenses decreased by $2.4 million, or by 9%, during the 2009 fiscal year compared to the 2008 fiscal year, but these expenses, measured as a percentage of sales, were 12.4% during the 2009 fiscal year compared to 11.2% during the 2008 fiscal year. The higher percentage in the 2009 fiscal year was the result of lower sales in such year. Selling, general and administrative expenses included $1.2 million for the 2009 fiscal year for stock option expenses compared to $1.4 million for the 2008 fiscal year.

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

For the reasons set forth above, the Company’s earnings from continuing operations for the 2009 fiscal year, including the charges described above relating to the facility closures and asset impairment and the restructurings at certain of the Company’s North American and European business units, were $12.4 million compared to earnings from continuing operations for the 2008 fiscal year, including the charge described above for the restructuring and workforce reduction at the Company’s Neltec Europe SAS electronic materials business unit and the tax benefit relating to the reduction of tax reserves, of $33.9 million. The net impacts of the charges described above were to decrease earnings from continuing operations by $6.3 million for the 2009 fiscal year and to decrease earnings from continuing operations by $1.4 million for the 2008 fiscal year.

Interest and other income, net, principally investment income, declined 29% to $6.6 million for the 2009 fiscal year from $9.4 million for the 2008 fiscal year. The decline in investment income was attributable to lower prevailing interest rates partially offset by higher levels of cash available for investment during the 2009 fiscal year than during the 2008 fiscal year. The Company's investments were primarily in short-term instruments and money market funds. The Company incurred no interest expense during the 2009, 2008 or 2007 fiscal years. See "Liquidity and Capital Resources" elsewhere in this Item 6.

The Company's effective income tax rate was 2.6% for the 2009 fiscal year compared to 19.9% for the 2008 fiscal year. The tax benefits and charges described above reduced the effective income tax rates by 22.8 and 2.8 percentage points in the 2009 and 2008 fiscal years, respectively.

The Company’s net earnings from continuing operations for the 2009 fiscal year, including the charges described above and the tax benefits described above relating to the facility closure and asset impairment charges and to the elimination of valuation allowances, were $18.5 million compared to net earnings from continuing operations for the 2008 fiscal year, including the charge and tax benefit described above, of $34.7 million. The net impacts of the charges and tax benefits described above were to increase net earnings from continuing operations by $0.3 million for the 2009 fiscal year and to decrease net earnings from continuing operations by $0.1 million for the 2008 fiscal year.

In the 2009 fiscal year fourth quarter, the Company also recorded a discontinued operations benefit of $16.5 million related to the elimination of a liability from discontinued operations of its Dielektra GmbH subsidiary located in Germany.

The Company’s net earnings for the 2009 fiscal year, including the charges and tax benefits described above and the discontinued operations benefit described above, were $35.0 million compared to net earnings for the 2008 fiscal year, including the charge and tax benefit described above, of $34.7 million. The net impacts of the charges and tax benefits described above and the discontinued operations benefit described above were to increase net earnings by $16.8 million for the 2009 fiscal year and to increase net earnings by $0.1 million for the 2008 fiscal year.

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

Liquidity and Capital Resources:

At February 28, 2010, the Company's cash and marketable securities were $237.8 million compared to $225.3 million at March 1, 2009, the end of the Company's 2009 fiscal year. The Company's working capital (which includes cash and marketable securities) was $261.0 million at February 28, 2010 compared with $239.6 million at March 1, 2009. The increase in working capital at February 28, 2010 compared to March 1, 2009 was due principally to the increase in cash and marketable securities and increases in accounts receivable and inventories and decreases in accrued liabilities and income taxes payable partially offset by a decrease in other current assets and an increase in accounts payable.  The 6% increase in cash and marketable securities at February 28, 2010 compared to March 1, 2009 was the result of cash provided by operating activities. The 41% increase in accounts receivable at February 28, 2010 compared to March 1, 2009 was primarily the result of higher sales volumes in the 2010 fiscal year fourth quarter than in the 2009 fiscal year fourth quarter. Inventories increased 12% at February 28, 2010 compared to March 1, 2009 primarily due to higher production volumes in the 2010 fiscal year fourth quarter than in the 2009 fiscal year fourth quarter.  Accrued liabilities declined by 36% at February 28, 2010 compared to March 1, 2009 primarily as a result of a reduction of $835,000 in a reserve in the second quarter of the 2010 fiscal year. Income taxes payable declined 6% at February 28, 2010 compared to March 1, 2009 primarily as a result of payments made during the 2010 fiscal year. The 79% decrease in other current assets at February 28, 2010 compared to March 1, 2009 was attributable primarily to the Company’s receipt of an amount due from a foreign taxing authority and lower interest receivable at February 28, 2010. Accounts payable increased by 20% at February 28, 2010 compared to March 1, 2009 primarily due to the timing of raw materials purchases.

The Company's current ratio (the ratio of current assets to current liabilities) was 13.1 to 1 at February 28, 2010 compared with 10.9 to 1 at March 1, 2009.

During the 2010 fiscal year, net earnings from the Company’s operations, before depreciation and amortization and stock-based compensation, reduced by a net increase in working capital items, resulted in $22.9 million of cash provided by operating activities. During such year, the Company expended a net amount of $3.4 million for the purchase of property, plant and equipment, primarily for the Company’s new development and manufacturing facility in Newton, Kansas and for the expansion of such facility, and expended $1.0 million as additional payment for the acquisition of substantially all the assets and business of Nova Composites, Inc., compared to a net amount of $12.2 million during the 2009 fiscal year for the purchase of property, plant and equipment, primarily for the Company’s new facility in Newton, Kansas, and a total of $4.7 million for the acquisition of substantially all the assets and business of Nova Composites, Inc.  In addition, the Company paid $7.4 million in dividends on its common stock in the 2010 fiscal year as a result of the Company’s increase in its quarterly cash dividend from $0.08 per share to $0.10 per share payable November 5, 2009 compared to $6.5 million in the 2009 fiscal year. During the 2009 fiscal year, net earnings from the Company’s operations and a net increase in working capital items and the discontinued operations benefit related to the elimination of a liability from discontinued operations of the Company’s Dielektra GmbH subsidiary in Germany resulted in $33.6 million of cash provided by operating activities.

Net expenditures for property, plant and equipment were $3.4 million, $12.2 million and $4.4 million in the 2010, 2009 and 2008 fiscal years, respectively.

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

During the 2009 fiscal year, the Company expended approximately $10.2 million for the construction of its new development and manufacturing facility in Newton, Kansas to produce advanced composite materials and for equipment for such facility. During the 2010 fiscal year, the Company expended approximately $ 1.1 million for equipment for such facility and approximately $1.1 million for the construction of an expansion of such facility to produce advanced composite parts and assemblies.

At February 28, 2010 and March 1, 2009, the Company had no long-term debt.

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

The Company's contractual obligations and other commercial commitments to make future payments under contracts, such as lease agreements, consist only of the operating lease commitments, commitments to purchase equipment for the Company’s new development and manufacturing facility in Newton, Kansas and commitments to purchase plant for the expansion of such facility described in Note 14 of the Notes to Consolidated Financial Statements included elsewhere in this Report and the Company’s obligation to pay up to an additional $4.4 million over four years in connection with the acquisition of the assets and business of Nova Composites, Inc., described above. The Company has no long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments or contingent commitments, other than two standby letters of credit in the total amount of $1.38 million to secure the Company's obligations under its workers’ compensation insurance program.

As of February 28, 2010, the Company’s significant contractual obligations, including payments due by fiscal year, were as follows:

Contractual Obligations (Amounts in thousands)	Total	2011	2012- 2013	2014- 2015	2016 and thereafter

Operating lease obligations	$6,419	$1,935	$2,325	$1,268	$891
Plant purchase obligations	1,653	1,653	-	-	-
Total	$8,072	$3,588	$2,325	$1,268	$891

At February 28, 2010, the Company had gross tax-affected unrecognized tax benefits of $1.7 million.  A reasonable estimate of timing of these liabilities is not possible.

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

In the 2010, 2009 and 2008 fiscal years, the Company reversed accruals of $835,000, $638,000 and $180,000, respectively, for environmental remedial response and voluntary cleanup costs, which were recorded as reductions to selling, general and administrative expenses for such years, as a result of the Company’s conclusion that the likelihood of any liability in connection with such accruals was remote. While annual expenditures have generally been constant from year to year, and may increase over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At February 28, 2010 and March 1, 2009, the amounts recorded in accrued liabilities for environmental matters were $9,000 and $844,000, respectively.

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

Revenue Recognition

The Company recognizes revenues when products are shipped and title has been transferred to a customer, the sales price is fixed and determinable, and collection is reasonably assured. All material sales transactions are for the shipment of manufactured prepreg and laminate products and advanced composite materials, parts and assemblies.

Sales Allowances

The Company provides for the estimated costs of sales allowances at the time such costs can be reasonably estimated. The Company’s products are made to customer specifications and tested for adherence to such specifications before shipment to customers. Composite parts and assemblies may be subject to “airworthiness” acceptance by customers after receipt at the customers’ locations. There are no future performance requirements other than the products’ meeting the agreed specifications. The Company’s bases for providing sales allowances for returns are known situations in which products may have failed due to manufacturing defects in the products supplied by the Company. The Company is focused on manufacturing the highest quality printed circuit materials and advanced composite materials, parts and assemblies possible and employs stringent manufacturing process controls and works with raw material suppliers who have dedicated themselves to complying with the Company’s specifications and technical requirements. The amounts of returns and allowances resulting from defective or damaged products have been approximately 1.0% of sales for each of the Company’s last three fiscal years.

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

Income Taxes

As part of the processes of preparing its consolidated financial statements, the Company is required to estimate the income taxes in each of the jurisdictions in which it operates.  This process involves estimating the actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included in the Company’s Consolidated Balance Sheets. The carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company's consolidated statement of operations, or conversely to further reduce the existing valuation allowance resulting in less income tax expense. The Company evaluates the realizability of the deferred tax assets quarterly and assesses the need for additional valuation allowances quarterly.

Tax benefits are recognized for an uncertain tax position when, in the Company’s judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority.  For a tax position that meets the more-likely-than-not recognition threshold, the tax benefit is measured as the largest amount that is judged to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority.  The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances and when new information becomes available. Such adjustments are recognized entirely in the period in which they are identified.  The effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by the Company.  While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes its liability for unrecognized tax benefits is adequate.  Interest and penalties recognized on the liability for unrecognized tax benefits are recorded as income tax expense.

Restructurings

The Company recorded one-time pre-tax charges of $5.7 million in the fourth quarter of the fiscal year ended March 1, 2009 related to the closure of the Company’s New England Laminates Co., Inc. electronic materials business unit located in Newburgh, New York and the closure of the Company’s Neltec Europe SAS electronic materials business unit located in Mirebeau, France and related to a workforce reduction and an asset impairment at the Company’s Nelco Products Pte. Ltd. electronic materials and advanced composite materials business unit in Singapore. In the 2009 fiscal year third quarter, the Company recorded a one-time pre-tax charge of $0.6 million related to restructurings at certain of its North American and European business units. In addition, the Company recorded a one-time pre-tax charge of $1.4 million in the fourth quarter of the fiscal year ended March 2, 2008 in connection with a restructuring and workforce reduction at its Neltec Europe SAS business unit. Such restructurings and workforce reductions are described in Note 12 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this Report.

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

▪
The Company's operating results are affected by a number of factors, including various factors beyond the Company's control. Such factors include economic conditions in the printed circuit materials, advanced composite materials and composite parts and assemblies industries, the timing of customer orders, product prices, process yields, the mix of products sold and maintenance-related shutdowns of facilities. Operating results also can be influenced by development and introduction of new products and the costs associated with the start-up of new facilities.

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

The Company is exposed to market risks for changes in foreign currency exchange rates and interest rates. The Company's primary foreign currency exchange exposure relates to the translation of the financial statements of foreign subsidiaries using currencies other than the U.S. dollar as their functional currency. The Company does not believe that a 10% fluctuation in foreign exchange rates would have had a material impact on its consolidated results of operations or financial position. The exposure to market risks for changes in interest rates relates to the Company's short-term investment portfolio. This investment portfolio is managed in accordance with guidelines issued by the Company. These guidelines are designed to establish a high quality fixed income portfolio of government and highly rated corporate debt securities with a maximum weighted maturity of less than one year. The Company does not use derivative financial instruments in its investment portfolio. Based on the average anticipated maturity of the investment portfolio at the end of the 2010 fiscal year, a 10% increase in short-term interest rates would not have had a material impact on the consolidated results of operations or financial position of the Company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company's Financial Statements begin on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors of
Park Electrochemical Corp.

We have audited the accompanying consolidated balance sheets of Park Electrochemical Corp. and subsidiaries (the “Company”) as of February 28, 2010 and March 1, 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended February 28, 2010. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Park Electrochemical Corp. and subsidiaries as of February 28, 2010 and March 1, 2009 and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Park Electrochemical Corp. and subsidiaries’ internal control over financial reporting as of February 28, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated May 12, 2010 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

New York, New York
May 12, 2010

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	February 28, 2010	March 1, 2009

ASSETS
Current assets:
Cash and cash equivalents	$134,030	$40,790
Marketable securities (Note 2)	103,810	184,504
Accounts receivable, less allowance for doubtful accounts of $578 and $687, respectively	31,698	22,433

Inventories (Note 3)	11,973	10,677
Prepaid expenses and other current assets	1,167	5,527
Total current assets	282,678	263,931

Property, plant and equipment, net of accumulated depreciation and amortization (Note 4)	44,905	48,777
Other assets (Note 5)	15,521	14,871
Total assets	$343,104	$327,579

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,201	$8,480
Accrued liabilities (Note 6)	7,301	11,425
Income taxes payable	4,140	4,381
Total current liabilities	21,642	24,286

Deferred income taxes (Note 7)	1,398	3,927
Other liabilities (Notes 7 and 12)	3,966	3,657
Total liabilities	27,006	31,870

Commitments and contingencies (Notes 14 and 15)

Stockholders' equity (Note 9):
Preferred stock, $1 par value per share—authorized, 500,000 shares; issued, none	-	-
Common stock, $.10 par value per share—authorized, 60,000,000 shares; issued, 20,540,836 and 20,470,661 shares, respectively	2,054	2,047
Additional paid-in capital	149,352	146,934
Retained earnings	163,077	145,107
Accumulated other comprehensive income	1,616	1,622
	316,099	295,710
Less treasury stock, at cost, 146 and 145 shares, respectively	(1)	(1)

Total stockholders' equity	316,098	295,709
Total liabilities and stockholders' equity	$343,104	$327,579

See Notes to Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended
	February 28,	March 1,	March 2,
	2010	2009	2008

Net sales	$175,686	$200,062	$241,852
Cost of sales	124,084	156,638	179,398
Gross profit	51,602	43,424	62,454
Selling, general and administrative expenses	24,480	24,806	27,159
Realignment and severance charges (Note 12)	-	2,290	1,362
Asset impairment charge	-	3,967	-

Earnings from continuing operations	27,122	12,361	33,933
Interest and other income, net	1,062	6,648	9,361
Earnings before income taxes	28,184	19,009	43,294
Income tax provision (Note 7)	2,825	495	8,615
Net earnings from continuing operations	25,359	18,514	34,679
Gain from discontinued operations (Note 11)	-	16,486	-
Net earnings	$25,359	$35,000	$34,679

Earnings per share:
Basic earnings per share:
Net earnings from continuing operations	$1.24	$0.90	$1.71
Gain from discontinued operations	-	0.81	-
Basic earnings per share	$1.24	$1.71	$1.71

Basic weighted average shares	20,522	20,441	20,305

Diluted earnings per share:
Net earnings from continuing operations	$1.23	$0.90	$1.70
Gain from discontinued operations	-	0.81	-
Diluted earnings per share	$1.23	$1.71	$1.70

Diluted weighted average shares	20,547	20,486	20,364

See Notes to Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share and per share amounts)

					Accumulated
					Other
			Additional		Comprehensive			Comprehensive
	Common Stock		Paid-in	Retained	Income	Treasury Stock		Income
	Shares	Amount	Capital	Earnings	(Loss)	Shares	Amount	(Loss)

Balance, February 25, 2007	20,369,986	$2,037	$140,030	$118,961	$4,764	175,192	$(1,625)

Net earnings				34,679				$34,679
Exchange rate changes					2,217			2,217
Unrealized gain on marketable securities					455			455
Stock option activity			1,211			(152,086)	1,411
Stock-based compensation			1,392
Tax benefit on exercise of options			634
Cash dividends ($1.32 per share)				(36,994)
Comprehensive income								$37,351

Balance, March 2, 2008	20,369,986	$2,037	$143,267	$116,646	$7,436	23,106	$(214)

Net earnings				35,000				$35,000
Exchange rate changes					(5,659)			(5,659)
Unrealized loss on marketable securities					(155)			(155)
Stock option activity	100,675	10	2,056			(22,961)	213
Stock-based compensation			1,231
Tax benefit on exercise of options			380
Cash dividends ($1.82 per share)				(6,539)
Comprehensive income								$29,186

Balance, March 1, 2009	20,470,661	$2,047	$146,934	$145,107	$1,622	145	$(1)

Net earnings				25,359				$25,359
Exchange rate changes					38			38
Unrealized loss on marketable securities					(44)			(44)
Stock option activity	70,175	7	1,171			1
Stock-based compensation			1,117
Tax benefit on exercise of options			130
Cash dividends ($0.32 per share)				(7,389)
Comprehensive income								$25,353
Balance, February 28, 2010	20,540,836	$2,054	$149,352	$163,077	$1,616	146	$(1)

See Notes To Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	February 28, 2010	March 1, 2009	March 2, 2008

Cash flows from operating activities:
Net earnings	$25,359	$35,000	$34,679
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,057	7,707	8,286
Loss (gain) on sale of fixed assets	250	(3)	(74)
Stock-based compensation	1,117	1,231	1,392
Provision for doubtful accounts receivable	(57)	7	166
Provision for deferred income taxes	(2,174)	(5,409)	(812)
Gain from discontinued operations	-	(16,486)	-
Impairment of fixed assets	-	3,967	-
Non-cash restructuring	-	(3,752)	-
Changes in operating assets and liabilities:
Accounts receivable	(9,146)	14,683	2,300
Inventories	(1,273)	3,199	1,375
Prepaid expenses and other current assets	4,283	583	(3,087)
Other assets and liabilities	77	1,026	(1,603)
Accounts payable	1,690	(4,186)	(983)
Accrued liabilities	(4,493)	(2,028)	(209)
Income taxes payable	176	(1,890)	473

Net cash provided by operating activities	22,866	33,649	41,903

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,422)	(12,224)	(4,525)
Proceeds from sales of property, plant and equipment	69	16	78
Purchases of marketable securities	(153,153)	(296,252)	(165,690)
Proceeds from sales and maturities of marketable securities	233,892	224,808	142,535
Business acquisition	(1,025)	(4,728)	-

Net cash provided by (used in) investing activities	76,361	(88,380)	(27,602)

Cash flows from financing activities:
Dividends paid	(7,389)	(6,539)	(36,994)
Proceeds from exercise of stock options	1,178	2,280	2,622
Tax benefits from stock-based compensation	130	380	634

Net cash used in financing activities	(6,081)	(3,879)	(33,738)

Increase (decrease) in cash and cash equivalents before effect of exchange rate changes	93,146	(58,610)	(19,437)
Effect of exchange rate changes on cash and cash equivalents	94	(759)	545

Increase(decrease)in cash and cash equivalents	93,240	(59,369)	(18,892)

Cash and cash equivalents, beginning of year	40,790	100,159	119,051

Cash and cash equivalents, end of year	$134,030	$40,790	$100,159

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended February 28, 2010
(In thousands, except share, per share and option amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Park Electrochemical Corp. (“Park”), through its subsidiaries (collectively, the “Company”), is a global advanced materials company which develops, manufactures, markets and sells high-technology digital and RF/microwave printed circuit materials products principally for the telecommunications and internet infrastructure and high-end computing markets and advanced composite materials products and composite parts and assemblies products principally for the aerospace markets.

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

c.
Accounting Period – The Company’s fiscal year is the 52 or 53 week period ending the Sunday nearest to the last day of February. The 2010, 2009 and 2008 fiscal years ended on February 28, 2010, March 1, 2009 and March 2, 2008, respectively. Fiscal years 2010, 2009 and 2008 consisted of 52, 52 and 53 weeks, respectively.

d.	Cash and Cash Equivalents – The Company considers all money market securities and investments with contractual maturities at the date of purchase of 90 days or less to be cash equivalents.

Supplemental cash flow information:
	Fiscal Year
	2010	2009	2008

Cash paid during the year for:
Income taxes paid, net of refunds	$3,946	$5,381	$9,804

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

f.
Inventories – Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company writes down its inventory for estimated obsolescence or unmarketability based upon the age of the inventory and assumptions about future demand for the Company's products and market conditions.

g.
Revenue Recognition – The Company recognizes revenues when products are shipped and title has been transferred to a customer, the sales price is fixed and determinable, and collection is reasonably assured. All material sales transactions are for the shipment of manufactured prepreg and laminate products and advanced composite materials, parts and assemblies.

h.
Sales Allowances and Product Warranties - The Company provides for the estimated costs of sales allowances at the time such costs can be reasonably estimated. The Company’s products are made to customer specifications and tested for adherence to specifications before shipment to customers. Composite parts and assemblies may be subject to “airworthiness” acceptance by customers after receipt at the customers’ locations. There are no future performance requirements other than the products’ meeting the agreed specifications. The Company’s bases for providing sales allowances for returns are known situations in which products may have failed due to manufacturing defects in products supplied by the Company. The Company is focused on manufacturing the highest quality printed circuit materials and advanced composite materials, parts and assemblies possible and employs stringent manufacturing process controls and works with raw material suppliers who have dedicated themselves to complying with the Company's specifications and technical requirements. The amounts of returns and allowances resulting from defective or damaged products have been approximately 1.0% of sales for each of the Company's last three fiscal years.

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

j.
Allowance for Doubtful Accounts – The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

l.
Goodwill and Other Intangible Assets - Goodwill is not amortized.  Other intangible assets are amortized over the useful lives of the assets on a straight line basis. The Company tests for impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company assesses the impairment of goodwill at least annually. The Company conducted its annual goodwill impairment test as of November 30, 2009, the first day of the fourth quarter, and concluded that there was no impairment.

m.
Shipping Costs – The amounts paid by the Company to third-party shippers for transporting products to customers, which are not reimbursed by customers, are classified as selling expenses. The shipping costs included in selling, general and administrative expenses were approximately $3,973, $3,929 and $4,221 for fiscal years 2010, 2009 and 2008, respectively.

n.
Property, Plant and Equipment – Property, plant and equipment are stated at cost less accumulated depreciation. The Company capitalizes additions, improvements and major renewals and expenses maintenance, repairs and minor renewals as incurred. Depreciation and amortization are computed principally by the straight-line method over the estimated useful lives. Machinery, equipment, furniture and fixtures are generally depreciated over 10 years. Building and leasehold improvements generally are depreciated over 25-30 years or the term of the lease, if shorter.

o.
Income Taxes – Deferred income taxes are provided for temporary differences in the reporting of certain items, primarily depreciation, for income tax purposes as compared with financial accounting purposes.

Tax benefits are recognized for an uncertain tax position when, in the Company’s judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority.  For a tax position that meets the more-likely-than-not recognition threshold, the tax benefit is measured as the largest amount that is judged to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority.  The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances and when new information becomes available. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by the Company.  While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes its liability for unrecognized tax benefits is adequate.  Interest and penalties recognized on the liability for unrecognized tax benefits are recorded as income tax expense.

United States (“U.S.”) Federal income taxes have not been provided on the undistributed earnings (approximately $152,000 as of February 28, 2010) of the Company’s foreign subsidiaries, because it is management’s practice and intent to reinvest such earnings in the operations of such subsidiaries.

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

q.
Stock-Based Compensation - The Company accounts for employee stock options, the only form of equity compensation issued by the Company, as compensation expense based on the fair value of the options on the date of grant and recognizes such expense on a straight-line basis over the four-year service period during which the options become exercisable. The Company determines the values of such options using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates certain assumptions relating to risk-free interest rate, expected volatility, expected dividend yield and expected life of options, in order to arrive at a fair value estimate.

2.	MARKETABLE SECURITIES

The following is a summary of available-for-sale securities:

	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
February 28, 2010:
U.S. Treasury and other government securities	$33	$6	$56,279
U.S. corporate debt securities	-	12	5,209
Certificates of deposit	-	-	42,322
Total debt securities	$33	$18	$103,810

March 1, 2009:
U.S. Treasury and other government securities	$25	$-	$7,975
U.S. corporate debt securities	48	166	40,918
Certificates of deposit	10	-	135,611
Total debt securities	$83	$166	$184,504

The gross realized gains on the sales of securities were $14, $0 and $1 for fiscal years 2010, 2009 and 2008, respectively, and the gross realized losses were $90, $0 and $4 for fiscal years 2010, 2009 and 2008, respectively.

The fair value of investments was determined based on observable inputs, which were quoted market prices for identical assets in active markets. The estimated fair values of the debt and marketable securities at February 28, 2010, by contractual maturity, are shown below:

Estimated Fair Value

Due in one year or less	$83,831
Due after one year through five years	19,979

$103,810

3.	INVENTORIES

Inventories consisted of the following:

	February 28, 2010	March 1, 2009

Raw materials	$5,675	$5,711
Work-in-process	2,975	2,110
Finished goods	3,059	2,561
Manufacturing supplies	264	295
	$11,973	$10,677

4.	PROPERTY, PLANT AND EQUIPMENT

	February 28, 2010	March 1, 2009

Land, buildings and improvements	$40,531	$35,496
Machinery, equipment, furniture and fixtures	129,757	131,731
	170,288	167,227
Less accumulated depreciation and amortization	125,383	118,450
	$44,905	$48,777

Property, plant and equipment are initially valued at cost. Depreciation and amortization expense relating to property, plant and equipment was $7,057, $7,707 and $8,286 for fiscal years 2010, 2009 and 2008, respectively. In the 2009 fiscal year fourth quarter, the Company recorded a pre-tax impairment charge of $3,967 for the write-off of construction costs related to the installation of an advanced high-speed treater at the Company’s Nelco Products Pte. Ltd. electronic materials business unit in Singapore.

The Company has $750 of buildings which are held for sale at its Neltec Europe SAS business unit in Mirebeau, France and its New England Laminates Co., Inc. business unit in Newburgh, New York. The Company has stopped depreciating these buildings and intends to sell them during the 2011 or 2012 fiscal years. The selling prices are expected to equal or exceed the book values.

5.           GOODWILL AND OTHER INTANGIBLE ASSETS

In the first quarter of the Company’s 2009 fiscal year, the Company’s wholly owned subsidiary, Park Aerospace Structures Corp., acquired substantially all the assets and business of Nova Composites, Inc., a manufacturer of aircraft composite parts and assemblies and the tooling for such parts and assemblies, located in Lynnwood, Washington, for a cash purchase price of $4,500 paid at the closing of the acquisition and up to an additional $5,500 payable over five years depending on the achievement of specified earn-out objectives. In the second quarter of the 2010 fiscal year, the Company paid an additional $1,025 for such acquisition, leaving an additional $4,400 payable over four years depending on the achievement of the earn-out objectives. The Company is in the process of determining the additional amount, if any, up to $1,100, payable for the second year. The Company has recorded $5,376 of goodwill and an intangible asset related to a patent of $106, which is being amortized over 15 years.

	February 28, 2010	March 1, 2009

Goodwill	$5,376	$4,351
Other Intangibles	106	112
	$5,482	$4,463

6.	ACCRUED LIABILITIES

	February 28, 2010	March 1, 2009

Payroll and payroll related	$2,228	$2,485
Employee benefits	525	989
Workers’ compensation accrual	1,134	1,233
Professional fees	1,509	1,393
Environmental reserve (Note 15)	9	844
Restructuring accruals	681	2,239
Other	1,215	2,242
	$7,301	$11,425

7.	INCOME TAXES

The income tax provision includes the following:

	Fiscal Year
	2010	2009	2008
Current:
Federal	$2,587	$2,087	$3,388
State and local	(35)	224	698
Foreign	2,447	3,593	5,341
	4,999	5,904	9,427
Deferred:
Federal	683	(4,354)	(1,015)
State and local	16	(583)	(100)
Foreign	(2,873)	(472)	303
	(2,174)	(5,409)	(812)
	$2,825	$495	$8,615

During the fourth quarter of the 2010 fiscal year, the Company recognized a tax benefit of $3,050 for the reduction of certain deferred tax liabilities in Singapore related to temporary tax incentives for offshore interest repatriation and recorded $1,188 of additional tax reserves in the United States. During the third quarter of the 2010 fiscal year, the Company recognized a $945 tax benefit primarily for a retroactive extension and amendment of a development and expansion tax incentive in Singapore. The extension and amendment provides for reduced tax rates for taxable income in excess of a stipulated base level of taxable income.

During the fourth quarter of the 2009 fiscal year, the Company recorded a tax benefit of $4,677 from the adjustment of certain valuation allowances.

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

The components of earnings before income taxes were as follows:

	Fiscal Year
	2010	2009	2008

United States	$2,914	$2,422	$13,729
Foreign	25,270	16,587	29,565
Earnings from continuing operations before income taxes	$28,184	$19,009	$43,294

The Company’s effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

	2010		2009	2008

Statutory U.S. Federal tax rate	34.0%		34.0%	35.0%
State and local taxes, net of Federal benefit	(0.1	) )	0.6	0.9
Foreign tax rate differentials	(17.3)		(7.7)	(8.1)
Valuation allowance on deferred tax assets	3.6		(24.0)	0.1
Adjustment of tax accruals and reserves	4.2		(0.4)	(6.0)
Foreign deferred liability reduction	(14.2)		-	-
Foreign tax credits	(0.2)		(3.2)	(2.3)
Permanent differences and other	-		3.3	0.3
	10.0%		2.6%	19.9%

The Company had total net operating loss carryforwards of approximately $27,800 and $24,300 in fiscal years 2010 and 2009, respectively. All of the total net operating loss carryforwards related to foreign operations in fiscal years 2010 and 2009. The foreign net operating loss carryforwards have no expiration.

The Company had New York State investment tax credit carryforwards of $1,180 in both fiscal years 2010 and 2009. A $50 benefit has been recognized for these credits; however, the Company does not believe that realization of the principal portion of the investment tax credit carryforward is more likely than not.

The deferred tax asset valuation allowance of $9,814 as of February 28, 2010 related to foreign net operating losses and New York State investment tax credit carryforwards. During fiscal year 2010, the valuation allowance increased by $1,027 due to current year foreign losses, for which no tax benefit was recognized.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company's long-term deferred tax liabilities and assets as of February 28, 2010 and March 1, 2009 were as follows:

	February 28,	March 1,
	2010	2009
Deferred tax assets:
Impairment of fixed assets	$6,654	$5,757
Net operating loss carryforwards	8,684	7,657
New York State investment tax credits	1,180	1,180
Other, net	2,584	4,310
	19,102	18,904
Valuation allowance for deferred tax assets	(9,814)	(8,787)
Net deferred tax assets	9,288	10,117
Depreciation	(1,246)	(1,354)
Offshore Singapore earnings subject to local tax	(150)	(3,056)
Total deferred tax liabilities	(1,396)	(4,410)
Net deferred tax	$7,892	$5,707

Net deferred tax assets of $9,288 are included in non-current “Other assets” on the Consolidated Balance Sheets.

At February 28, 2010, the Company had gross tax-affected unrecognized tax benefits of $1,715, included in “Other liabilities” on the Consolidated Balance Sheets, all of which, if recognized, would impact the effective tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits
Balance as of March 1, 2009	$702
Gross increases–tax positions in prior period	766
Gross decreases-tax positions in prior period	-
Gross increases-current period tax positions	324
Gross decreases-current period tax positions	-
Lapse of statute of limitations	(77)
Balance as of February 28, 2010	$1,715

The amount of unrecognized tax benefits may increase or decrease in the future for various reasons, including adding or reducing amounts for current year tax positions, expiration of statutes of limitation on open income tax returns, changes in management’s judgment about the level of uncertainty, status of tax examinations, and legislative activity. The Company does not expect the unrecognized tax benefits to significantly decrease during the 2011 fiscal year. The gross increases in tax positions in prior period increased as a result of a change in the Company's judgement based on updated information.

A list of open tax years by major jurisdiction follows:

United States	2006-2010
Arizona	2006-2010
California	2006-2010
New York	2007-2010
France	2009-2010
Singapore	2004-2010

The Company had approximately $354 and $180 of accrued interest and penalties as of February 28, 2010 and March 1, 2009, respectively. The Company’s policy is to include applicable interest and penalties related to unrecognized tax benefits as a component of income tax expense. Net operating losses in the United States from fiscal years 2004 and 2005 have been carried forward to fiscal year 2006 and remain open until the statute of limitations for fiscal year 2006 expires.

8.	STOCK-BASED COMPENSATION

As of February 28, 2010, the Company had a 1992 Stock Option Plan and a 2002 Stock Option Plan, and no other stock-based compensation plan.  Both Stock Option Plans have been approved by the Company’s stockholders and provide for the grant of stock options to directors and key employees of the Company.  All options granted under such Plans have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant, which pursuant to the terms of the Plans, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted. Options granted under the Plans become exercisable 25% one year from the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant and expire 10 years from the date of grant.  The authority to grant additional options under the 1992 Stock Option Plan expired on March 24, 2002, and options to purchase a total of 1,800,000 shares of common stock were authorized for grant under the 2002 Stock Option Plan. At February 28, 2010, 1,951,126 shares of common stock of the Company were reserved for issuance upon exercise of stock options under the 1992 Stock Option Plan and the 2002 Stock Option Plan and 933,031 shares were available for future grant under the 2002 Stock Option Plan. Options to purchase 150,450 and 146,850 shares of common stock were granted during the 2010 fiscal year and 2009 fiscal year, respectively.

The compensation expense for stock options includes an estimate for forfeitures and is recognized on a straight line basis over the requisite service period.

The future compensation expense to be recognized in earnings before income taxes for options outstanding at February 28, 2010 will be $2,041.

The Company records its stock-based compensation at fair value. The weighted average fair value for options was estimated at the dates of grants using the Black-Scholes option-pricing model to be $8.05 for fiscal year 2010, $ 3.22 for fiscal year 2009 and $10.30 for fiscal year 2008, with the following  assumptions: risk free interest rate of 2.75%-3.42% for fiscal year 2010, 2.75%-4.00% for fiscal year 2009 and 4.75% for fiscal year 2008; expected volatility factors of 32.1%-35.7%, 27.5%-32.5%, and 32.1%-32.4% for fiscal years 2010, 2009 and 2008 respectively; expected dividend yield of 1.60%-1.98% for fiscal year 2010, 1.18%-1.77% for fiscal year 2009 and 1.06% for fiscal year 2008 and estimated option terms of 5.1-5.7 years for fiscal year 2010, 4.7-5.6 years for fiscal year 2009 and 5.2–5.4 years for fiscal year 2008.

The risk free interest rate is based on U. S. Treasury rates at the date of grant with maturity dates approximately equal to the estimated term of the options at the date of the grant. Volatility is based on historical volatility of the Company’s common stock. The expected annual dividend yield is based on the regular quarterly cash dividend per share most recently declared by the Company and on the exercise price of the options granted during the fiscal year 2010. The estimated term of the options is based on evaluations of the historical and expected future employee exercise behavior.

Information with respect to options follows:

	Outstanding Options	Weighted Average Exercise Price

Balance, February 25, 2007	1,066,627	$21.61
Granted	168,150	30.29
Exercised	(152,086)	17.74
Terminated or expired	(41,952)	25.27

Balance, March 2, 2008	1,040,739	$23.50
Granted	146,850	26.36
Exercised	(123,649)	18.07
Terminated or expired	(81,213)	26.72

Balance, March 1, 2009	982,727	$24.35
Granted	150,450	24.70
Exercised	(70,175)	16.78
Terminated or expired	(44,907)	26.32
Balance February 28, 2010	1,018,095	24.89
Exercisable February 28, 2010	675,029	$24.11

At February 28, 2010, 1,018,095 stock options were outstanding having a weighted average remaining contract term of 5.56 years and an aggregate intrinsic value of $2,901. At February 28, 2010, 675,029 stock options were exercisable having a weighted average remaining contract term of 4.00 years and an aggregate intrinsic value of $2,441.

A summary of the status of the Company’s nonvested options at February 28, 2010, and changes during the fiscal year then ended, is presented below:

		Weighted Average
	Shares Subject	Grant Date Fair
	to Options	Value
Nonvested, beginning of year	337,985	$7.16
Granted	150,450	8.05
Vested	(111,094)	7.76
Terminated	(34,275)	7.70

Nonvested, end of year	343,066	$7.44

The total values realized (the market value of the underlying shares on the date of exercise, less the exercise price, times the number of shares acquired) from the exercise of options during the 2010, 2009 and 2008 fiscal years were $352, $1,259 and $1,889, respectively.  Stock options available for future grant under the 2002 Stock Option Plan at February 28, 2010 and March 1, 2009 were 933,031 and 1,046,606, respectively.

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

b.	Reserved Common Shares – At February 28, 2010, 1,951,126 shares of common stock were reserved for issuance upon exercise of stock options.

c.	Accumulated Other Comprehensive Income – Accumulated balances related to each component of other comprehensive income were as follows:

	February 28, 2010	March 1, 2009

Currency translation adjustment	$1,606	$1,568
Unrealized gains (losses) on investments	10	54

Accumulated balance	$1,616	$1,622

d.
Dividends Declared - On July 22, 2009, the Company announced that its Board of Directors had approved an increase in the Company’s regular quarterly cash dividend to $0.10 per share and declared a regular quarterly cash dividend of $0.10 per share payable November 5, 2009 to stockholders of record on October 7, 2009.  The $0.10 per share was paid on November 5, 2009.

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

The following table sets forth the calculation of basic and diluted earnings per share for the last three fiscal years:

	2010	2009	2008
Net earnings from continuing operations	$25,359	$18,514	$34,679
Gain from discontinued operations	-	16,486	-
Net earnings	$25,359	$35,000	$34,679

Weighted average common shares outstanding for basic EPS	20,521,697	20,441,354	20,305,199
Net effect of dilutive options	25,400	44,762	59,004
Weighted average shares outstanding for diluted EPS	20,547,097	20,486,116	20,364,203

Basic earnings per share:
Net earnings from continuing operations	$1.24	$0.90	$1.71
Gain from discontinued operations	-	0.81	-
Basic earnings per share	$1.24	$1.71	$1.71
Diluted earnings per share:
Net earnings from continuing operations	$1.23	$0.90	$1.70
Gain from discontinued operations	-	0.81	-
Diluted earnings per share	$1.23	$1.71	$1.70

Common stock equivalents, which were not included in the computation of diluted earnings per share because either the effect would have been antidilutive or the options' exercise prices were greater than the average market price of the common stock, were 336,450, 123,503 and 10,885 for the fiscal years 2010, 2009 and 2008, respectively.

11.	DISCONTINUED OPERATIONS

On February 4, 2004, the Company announced that it was discontinuing its financial support of its Dielektra GmbH (“Dielektra”) subsidiary located in Cologne, Germany, due to the continued erosion of the European market for the Company’s high technology products. Without Park’s financial support, Dielektra filed an insolvency petition, which the Company believed would result in the liquidation of Dielektra. Dielektra was treated as a discontinued operation.  As a result of the discontinuation of financial support for Dielektra, the Company recognized an impairment charge of $22,023 for the write-off of Dielektra assets and other costs during the 2004 fiscal year.  The liabilities from discontinued operations were reported separately on the Consolidated Balance Sheets.

In the 2009 fiscal year, the Company recognized a gain of $16,486 related to the reversal of these liabilities as a result of the Company’s judgment that the incurrence of such liabilities was remote based on certain legal proceedings in Germany.

12.	REALIGNMENT AND SEVERANCE CHARGES

In the 2009 fiscal year fourth quarter, the Company recorded one-time pre-tax charges of $5,687 related to the closure of the Company’s New England Laminates Co., Inc. electronic materials business unit located in Newburgh, New York and the closure of the Company’s Neltec Europe SAS electronic materials business unit located in Mirebeau, France and related to an asset impairment and workforce reduction at the Company’s Nelco Products Pte. Ltd. electronic materials and advanced composite materials business unit in Singapore. The charges for the closure of the business units included a non-cash asset impairment charge of $650 and were net of the recapture of non-cash cumulative currency translation adjustments of $3,957. In the 2009 fiscal year third quarter, the Company recorded a pre-tax charge of $570 related to restructurings at certain of its North American and European business units. The Company paid $3,045 and $2,609 of these charges during the 2009 fiscal year and 2010 fiscal year, respectively. The Company recorded an additional pre-tax charge of $169 during the 2010 fiscal year and expects to pay the remaining $112 during the 2011 fiscal year.

In the 2008 fiscal year fourth quarter, the Company recorded a charge of $1,362 for employment termination benefits and other expenses resulting from a restructuring and workforce reduction at the Company’s Neltec Europe SAS business unit. The Company paid $626 of these charges during the 2008 fiscal year and paid the remaining $736 during the 2009 fiscal year.

During the 2004 fiscal year, the Company recorded charges related to the realignment of its North America volume printed circuit materials operations. The charges were for employment termination benefits of $1,258, which were fully paid in fiscal year 2004, and lease and other obligations of $7,292.  All costs other than the lease obligations were settled prior to fiscal year 2007. The future lease obligations are payable through September 2013. The remaining balances on the lease obligations relating to the realignment were $2,534 and $3,209 as of February 28, 2010 and March 1, 2009, respectively. Of these remaining balances, $1,897 and $2,776 were included in “Other liabilities” on the Consolidated Balance Sheets for the 2010 and 2009 fiscal years, respectively. The Company applied $637 and $497 of payments against this liability during the 2010 and 2009 fiscal years, respectively.

13.	EMPLOYEE BENEFIT PLANS

a.
Profit Sharing Plan - The Company and certain of its subsidiaries have a non-contributory profit sharing retirement plan covering substantially all full-time employees in the United States. The plan may be modified or terminated at any time, but in no event may any portion of the contributions revert back to the Company. The Company's estimated contributions are accrued at the end of each fiscal year and paid to the plan in the subsequent fiscal year. The Company’s contributions to the plan were $367 and $833 for fiscal years 2009 and 2008, respectively. The contribution for fiscal year 2010 has not been paid. Contributions are discretionary and may not exceed the amount allowable as a tax deduction under the Internal Revenue Code.

b.
Savings Plan - The Company also sponsors a 401(k) savings plan, pursuant to which the contributions of employees of certain subsidiaries were partially matched by the Company in the amounts of $176, $210 and $222 in fiscal years 2010, 2009 and 2008, respectively.

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

These non-cancelable leases have the following payment schedule.

Fiscal Year	Amount
2011	1,935
2012	1,359
2013	966
2014	679
2015	589
Thereafter	891
$6,419

Rental expenses, inclusive of real estate taxes and other costs, were $3,046, $2,721 and $2,465 for fiscal years 2010, 2009 and 2008, respectively.

In addition, the Company has commitments of $1,653 to construct an expansion of its development and manufacturing facility in Newton, Kansas.

15.	CONTINGENCIES

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

Under the Superfund Act and similar state laws, all parties who may have contributed any waste to a hazardous waste disposal site or contaminated area identified by the EPA or comparable state agency may be jointly and severally liable for the cost of cleanup. Generally, these sites are locations at which numerous persons disposed of hazardous waste. In the case of the Company's subsidiaries, generally the waste was removed from their manufacturing facilities and disposed at waste sites by various companies which contracted with the subsidiaries to provide waste disposal services. Neither the Company nor any of its sub-sidiaries have been accused of or charged with any wrongdoing or illegal acts in connection with any such sites. The Company believes it maintains an effective and comprehensive environ-mental compliance program.

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

The total costs incurred by the Company and its subsidiaries in connection with these sites, including legal fees incurred by the Company and its subsidiaries and their assessed share of remediation costs and excluding amounts paid or reimbursed by insurance carriers, were approximately $1, $107 and $9 in fiscal years 2010, 2009 and 2008, respectively. In the 2010 and 2009 fiscal years, the Company reversed accruals of approximately $835 and $638, respectively, for environmental remedial response and clean-up costs, which were recorded as reductions to selling, general and administrative expenses for such years, as a result of the Company’s conclusion that the likelihood of any liability in connection with such accruals was remote. The recorded liabilities included in accrued liabilities for environmental matters were $9, $844 and $1,577 for fiscal years 2010, 2009 and 2008, respectively.

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

c.
Acquisition – The Company is obligated to pay up to an additional $4,400 over four years depending on the achievement of specified earn-out objectives in connection with the acquisition by the Company’s wholly owned subsidiary, Park Aerospace Structures Corp., of substantially all the assets and business of Nova Composites, Inc., a manufacturer of composite parts and assemblies and the tooling for such parts and assemblies, located in Lynnwood, Washington, in addition to a cash purchase price of $4,500 paid at the closing of the acquisition on April 1, 2008. In the second quarter of the 2010 fiscal year, the Company paid an additional $1,025 for such acquisition, leaving an additional $4,400 payable over four years depending on the achievement of the earn-out objectives. The Company is in the process of determining the additional amount, if any, up to $1,100, payable for the second year.

16.	GEOGRAPHIC REGIONS

The Company’s printed circuit materials products, the Company’s advanced composite materials products and the Company’s composite parts and assemblies products are sold to customers in North America, Europe and Asia.

Sales are attributed to geographic region based upon the region in which the materials were delivered to the customer. Sales between geographic regions were not significant.

Financial information regarding the Company’s operations by geographic region follows:

	Fiscal Year
	2010	2009	2008
Sales:
North America	$87,361	$103,772	$120,953
Europe	18,451	22,804	30,533
Asia	69,874	73,486	90,366
Total sales	$175,686	$200,062	$241,852

Long-lived assets:
North America	$40,020	$41,423	$25,069
Europe	1,264	1,112	4,552
Asia	19,141	21,113	26,747
Total long-lived assets	$60,425	$63,648	$56,368

17.	CUSTOMER AND SUPPLIER CONCENTRATIONS

a.
Customers - Sales to Sanmina-SCI Corporation were 13.7%, 13.6% and 13.4% of the Company's total worldwide sales for fiscal years 2010, 2009 and 2008, respectively.  Sales to TTM Technologies Inc. (“TTM”) were 11.3%, 12.1% and 10.8% of the Company's total worldwide sales for fiscal years 2010, 2009 and 2008, respectively.

While no other customer accounted for 10% or more of the Company's total worldwide sales in fiscal years 2010, 2009 and 2008, and the Company is not dependent on any single customer, the loss of a major printed circuit materials customer or of a group of customers could have a material adverse effect on the Company's business or consolidated results of operations or financial position.

b.
Sources of Supply - The principal materials used in the manufacture of the Company's high-technology printed circuit materials and advanced composite materials, parts and assemblies are specially manufactured copper foil, fiberglass cloth and synthetic reinforcements, and specially formulated resins and chemicals. Although there are a limited number of qualified suppliers of these materials, the Company has nevertheless identified alternate sources of supply for many of such materials. While the Company has not experienced significant problems in the delivery of these materials and considers its relationships with its suppliers to be strong, a disruption of the supply of material from a principal supplier could adversely affect the Company's business. Furthermore, substitutes for these materials are not readily available and an inability to obtain essential materials, if prolonged, could materially adversely affect the Company’s business.

18.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”, which establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under authority of Federal securities laws are also sources of authoritative GAAP for SEC registrants. The Company implemented the Codification for the three-month period ended November 29, 2009, and such implementation did not have any impact on the Company’s Consolidated Financial Statements.

19.	ACQUISITION

On April 1, 2008, the Company’s wholly owned subsidiary, Park Aerospace Structures Corp., acquired substantially all the assets and business of Nova Composites, Inc. located in Lynnwood, Washington for a cash purchase price of $4,500 paid at the closing of the acquisition and up to an additional $5,500 payable over five years depending on the achievement of specified earn-out objectives. In the second quarter of the 2010 fiscal year, the Company paid an additional $1,025 such acquisition, leaving an additional $4,400 payable over four years depending on the achievement of the earn-out objectives. Park Aerospace

Structures Corp. manufactures aircraft composite parts and assemblies and the tooling for such parts and assemblies.

The allocation of the purchase price is as follows:

Current assets	$181
Fixed assets	174
Goodwill and other intangibles	5,482
Total assets acquired	5,837
Current liabilities assumed	(84)
Total Purchase Price	$5,753

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter
	First	Second	Third	Fourth
	(In thousands, except per share amounts)

Fiscal 2010:
Net sales	$36,697	$42,518	$46,088	$50,383
Gross profit	9,208	10,948	13,761	17,685

Net earnings	3,074	4,755	7,169	10,361

Basic earnings per share:
Net earnings per share	$0.15	$0.23	$0.35	$0.50

Diluted earnings per share:
Net earnings per share	$0.15	$0.23	$0.35	$0.50

Weighted average common shares outstanding:
Basic	20,471	20,534	20,541	20,541
Diluted	20,482	20,554	20,573	20,579

Fiscal 2009:
Net sales	$59,800	$55,599	$49,166	$35,497
Gross profit	14,573	10,953	9,786	8,112

Net earnings from continuing operations	7,557	4,937	2,934	3,086

Discontinued operations	-	-	-	16,486

Net Earnings	7,557	4,937	2,934	19,572

Basic earnings per share:
Net earnings from continuing operations	$0.37	$0.24	$0.14	$0.15
Discontinued operations	$-	$-	$-	$0.81
Net earnings per share	$0.37	$0.24	$0.14	$0.96

Diluted earnings per share:

Net earnings from continuing operations	$0.37	$0.24	$0.14	$0.15
Discontinued operations	$-	$-	$-	$0.81
Net earnings per share	$0.37	$0.24	$0.14	$0.96

Weighted average common shares outstanding:
Basic	20,366	20,458	20,471	20,471
Diluted	20,430	20,520	20,512	20,483

Earnings per share are computed separately for each quarter. Therefore, the sum of such quarterly per share amounts may differ from the total for the years.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a)          Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of February 28, 2010, the end of the fiscal year covered by this annual report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such fiscal year, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control–Integrated Framework. Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of February 28, 2010.

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

We have audited Park Electrochemical Corp. and subsidiaries’ (the “Company”) internal control over financial reporting as of February 28, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Park Electrochemical Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 28, 2010, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Park Electrochemical Corp. and subsidiaries as of February 28, 2010 and March 1, 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended February 28, 2010, and our report dated May 12, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/GRANT THORNTON LLP

New York, New York
May 12, 2010

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

The information called for by this item (except for information as to the Company's executive officers, which information appears elsewhere in this Report) is incorporated by reference to the Company's definitive proxy statement for the 2010 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION.

The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2010 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2010 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2010 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

This information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2010 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page

(a) Documents filed as a part of this Report

(1) Financial Statements:

The following Consolidated Financial Statements of the Company are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm	47

Balance Sheets	48

Statements of Operations	49

Statements of Stockholders' Equity	50

Statements of Cash Flows	51

Notes to Consolidated Financial Statements (1-19)	52

(2) Financial Statement Schedules:

The following additional information should be read in conjunction with the Consolidated Financial Statements of the Registrant described in Item 15(a)(1) above:

Schedule II – Valuation and Qualifying Accounts	79

All other schedules have been omitted because they are not applicable or not required, or the information is included elsewhere in the financial statements or notes thereto.

(3) Exhibits:	80

The information required by this Item relating to Exhibits to this Report is included in the Exhibit Index beginning on page 80 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2010	PARK ELECTROCHEMICAL CORP.

	By:	/s/ Brian E. Shore
Brian E. Shore,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian E. Shore	Chairman of the Board, President and
Brian E. Shore	Chief Executive Officer and Director
	(principal executive officer)	May 12, 2010

/s/ David R. Dahlquist	Vice President and Chief Financial
David R. Dahlquist	Officer
	(principal financial officer)	May 12, 2010

/s/ P. Matthew Farabaugh	Vice President and Controller
P. Matthew Farabaugh	(principal accounting officer)	May 12, 2010

/s/ Dale Blanchfield
Dale Blanchfield	Director	May 12, 2010

/s/ Lloyd Frank
Lloyd Frank	Director	May 12, 2010

Emily J. Groehl	Director	May , 2010

/s/ Steven T. Warshaw
Steven T. Warshaw	Director	May 12, 2010

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at Beginning of Period	Costs and Expenses	Other	Reductions	Balance at End of Period

DEFERRED INCOME TAX ASSET VALUATION ALLOWANCE:

52 weeks ended February 28, 2010	$8,787,000	$1,027,000	$-	$-	$9,814,000

52 weeks ended March 1, 2009	$13,014,000	$450,000	$-	$(4,677,000)	$8,787,000

53 weeks ended March 2, 2008	$12,469,000	$545,000	$-	$-	$13,014,000

Column A	Column B	Column C	Column D Other		Column E
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Accounts Written Off	Translation Adjustment	Balance at End of Period
			(A)
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

52 weeks ended February 28, 2010	$687,000	$(109,000)	$-	$-	$578,000

52 weeks ended March 1, 2009	$750,000	$(48,000)	$(10,000)	$(5,000)	$687,000

53 weeks ended March 2, 2008	$1,144,000	$(166,000)	$(190,000)	$(38,000)	$750,000

(A)	Uncollectible accounts, net of recoveries.

EXHIBIT INDEX

Exhibit Numbers	Description	Page

3.1
Restated Certificate of Incorporation, dated March 28, 1989, filed with the Secretary of State of the State of New York on April 10, 1989, as amended by Certificate of Amendment of the Certificate of Incorporation, increasing the number of authorized shares of Common stock from 15,000,000 to 30,000,000 shares, dated July 12, 1995, filed with the Secretary of State of the State of New York on July 17, 1995, and by Certificate of Amendment of the Certificate of Incorporation, amending certain provisions relating to the rights, preferences and limitations of the shares of a series of Preferred Stock, dated August 7, 1995, filed with the Secretary of State of the State of New York on August 16, 1995 (Reference is made to Exhibit 3.01 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.)
-

3.2	Certificate of Amendment of the Certificate of Incorporation, increasing the number of authorized shares of Common Stock from 30,000,000 to 60,000,000 shares, dated October 10, 2000, filed with the Secretary of State of the State of New York on October 11, 2000 (Reference is made to Exhibit 3.02 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 2, 2003, Commission File No. 1-4415, which is incorporated herein by reference.)	-

3.3	Certificate of Amendment of the Certificate of Incorporation, canceling Series A Preferred Stock of the Company and authorizing a new Series B Junior Participating Preferred Stock of the Company, dated July 21, 2005, filed with the Secretary of the State of New York on July 21, 2005 (Reference is made to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on July 21, 2005, Commission File No. 1-4415, which is incorporated herein by reference)	-

3.4	By-Laws, as amended November 15, 2007 (Reference is made to Exhibit 3 of the Company's Current Report on Form 8-K filed on November 21, 2007, Commission File No. 1-4415, which is incorporated herein by reference.)	-

4.1	Rights Agreement, dated as of July 20, 2005, between the Company and Registrar and Transfer Company, as Rights Agent, relating to the Company’s Preferred Stock Purchase Rights. (Reference is made to Exhibit 1 to Form 8-A filed on July 21, 2005, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.1	Lease dated December 12, 1989 between Nelco Products, Inc. and James Emmi regarding real property located at 1100 East Kimberly Avenue, Anaheim, California and letter dated December 29, 1994 from Nelco Products, Inc. to James Emmi exercising its option to extend such Lease (Reference is made to Exhibit 10.01 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.)	-

Exhibit Numbers	Description	Page

10.2	Lease dated December 12, 1989 between Nelco Products, Inc. and James Emmi regarding real property located at 1107 East Kimberly Avenue, Anaheim, California and letter dated December 29, 1994 from Nelco Products, Inc. to James Emmi exercising its option to extend such Lease (Reference is made to Exhibit 10.02 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.3	Lease Agreement dated August 16, 1983 and Exhibit C, First Addendum to Lease, between Nelco Products, Inc. and TCLW/Fullerton regarding real property located at 1411 E. Orangethorpe Avenue, Fullerton, California (Reference is made to Exhibit 10.03 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.3(a)	Second Addendum to Lease dated January 26, 1987 to Lease Agreement dated August 16, 1983 (see Exhibit 10.3 hereto) between Nelco Products, Inc. and TCLW/Fullerton regarding real property located at 1421 E. Orangethorpe Avenue, Fullerton, California (Reference is made to Exhibit 10.03(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.3(b)	Third Addendum to Lease dated January 7, 1991 and Fourth Addendum to Lease dated January 7, 1991 to Lease Agreement dated August 16, 1983 (see Exhibit 10.3 hereto) between Nelco Products, Inc. and TCLW/Fullerton regarding real property located at 1411, 1421 and 1431 E. Orangethorpe Avenue, Fullerton, California. (Reference is made to Exhibit 10.03(b) of the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1997, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.3(c)	Fifth Addendum to Lease dated July 5, 1995 to Lease dated August 16, 1983 (see Exhibit 10.03 hereto) between Nelco Products, Inc. and TCLW/Fullerton regarding real property located at 1411 E. Orangethorpe Avenue, Fullerton, California (Reference is made to Exhibit 10.3(c) of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.4	Lease Agreement dated May 26, 1982 between Nelco Products Pte. Ltd. (lease was originally entered into by Kiln Technique (Private) Limited, which subsequently assigned this lease to Nelco Products Pte. Ltd.) and the Jurong Town Corporation regarding real property located at 4 Gul Crescent, Jurong, Singapore (Reference is made to Exhibit 10.04 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.)	-

Exhibit Numbers	Description	Page

10.4(a)	Deed of Assignment, dated April 17, 1986 between Nelco Products Pte. Ltd., Kiln Technique (Private) Limited and Paul Ma, Richard Law, and Michael Ng, all of Peat Marwick & Co., of the Lease Agreement dated May 26, 1982 (see Exhibit 10.4 hereto) between Kiln Technique (Private) Limited and the Jurong Town Corporation regarding real property located at 4 Gul Crescent, Jurong, Singapore (Reference is made to Exhibit 10.04(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.5	1992 Stock Option Plan of the Company, as amended by First Amendment thereto. (Reference is made to Exhibit 10.06(b) of the Company's Annual Report on Form 10-K for the fiscal year ended March 1, 1998, Commission File No. 1-4415, which is incorporated herein by reference. This exhibit is a management contract or compensatory plan or arrangement.)	-

10.6	Lease dated April 15, 1988 between FiberCote Industries, Inc. (lease was initially entered into by USP Composites, Inc., which subsequently changed its name to FiberCote Industries, Inc.) and Geoffrey Etherington, II regarding real property located at 172 East Aurora Street, Waterbury, Connecticut (Reference is made to Exhibit 10.07 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.6(a)	Amendment to Lease dated December 21, 1992 to Lease dated April 15, 1988 (see Exhibit 10.6 hereto) between FiberCote Industries, Inc. and Geoffrey Etherington II regarding real property located at 172 East Aurora Street, Waterbury, Connecticut (Reference is made to Exhibit 10.07(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.6(b)	Letter dated June 30, 1997 from FiberCote Industries, Inc. to Geoffrey Etherington II extending the Lease dated April 15, 1988 (see Exhibit 10.6 hereto) between FiberCote Industries, Inc. and Geoffrey Etherington II regarding real property located at 172 East Aurora Street, Waterbury Connecticut. (Reference is made to Exhibit 10.08(b) of the Company's Annual Report on Form 10-K for the fiscal year ended March 1, 1998, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.7	Lease dated December 12, 1990 between Neltec, Inc. and NZ Properties, Inc. regarding real property located at 1420 W. 12th Place, Tempe, Arizona. (Reference is made to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1997, Commission File No. 1-4415, which is incorporated herein by reference.)	-

Exhibit Numbers	Description	Page

10.7(a)	Letter dated January 8, 1996 from Neltec, Inc. to NZ Properties, Inc. exercising its option to extend the Lease dated December 12, 1990 (see Exhibit 10.7 hereto) between Neltec, Inc. and NZ Properties, Inc. regarding real property located at 1420 W. 12th Place, Tempe, Arizona. (Reference is made to Exhibit 10.13(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1997, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.7(b)	Letter dated January 25, 2001 from Neltec, Inc. to NZ Properties, Inc. exercising its option to extend the Lease dated December 12, 1990 (see Exhibit 10.7 hereto) between Neltec, Inc. and NZ Properties, Inc. regarding real estate property located at 1420 W. 12th Place, Tempe, Arizona (Reference is made to Exhibit 10.7(b) of the Company’s Annual Report on Form l0-K for the fiscal year ended February 26, 2006, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.7(c)	Letter dated February 14, 2006 from Neltec, Inc. to REB Ltd. Properties, Inc. exercising its option to extend the Lease dated December 12, 1990 (see Exhibit 10.7 hereto) between Neltec, Inc. and NZ Properties, Inc. regarding real property located at 1420 W. 12th Place, Tempe, Arizona (Reference is made to Exhibit 10.7(c) of the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2006, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.8	2002 Stock Option Plan of the Company (Reference is made to Exhibit 10.01 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 1, 2002, Commission File No. 1-4415, which is incorporated herein by reference. This exhibit is a management contract or compensatory plan or arrangement.)	-

10.9	Forms of Incentive Stock Option Contract for employees, Non-Qualified Stock Option Contract for employees and Non-Qualified Stock Option Contract for directors under the 2002 Stock Option Plan of the Company (Reference is made to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2005, Commission File No. 1-4415, which is incorporated herein by reference.)	-

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers adopted on May 6, 2004 (Reference is made to Exhibit 14.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004, Commission File No. 1-4415, which is incorporated herein by reference.)	-

21.1	Subsidiaries of the Company	85