Form 10-Q
period 2010-05-30
PARK ELECTROCHEMICAL CORP
filed 2010-07-08
CIK 76267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  20,632,133 as of July 7, 2010.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	May 30, 2010	February 28,
	(Unaudited)	2010*
ASSETS
Current assets:
Cash and cash equivalents	$90,813	$134,030
Marketable securities (Note 3)	153,672	103,810
Accounts receivable, net	36,055	31,698
Inventories (Note 4)	14,053	11,973
Prepaid expenses and other current assets	2,708	1,167
Total current assets	297,301	282,678

Property, plant and equipment, net	43,797	44,905
Goodwill	6,476	5,376
Other assets	10,508	10,145
Total assets	$358,082	$343,104

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,922	$10,201
Accrued liabilities	8,999	7,301
Income taxes payable	5,640	4,140
Total current liabilities	26,561	21,642

Deferred income taxes	1,398	1,398
Other liabilities (Note 6)	3,911	3,966
Total liabilities	31,870	27,006

Stockholders' equity:
Common stock	2,063	2,054
Additional paid-in capital	151,569	149,352
Retained earnings	170,892	163,077
Treasury stock, at cost	(1)	(1)
Accumulated other comprehensive income	1,689	1,616
Total stockholders' equity	326,212	316,098
Total liabilities and stockholders’ equity	$358,082	$343,104

*The balance sheet at February 28, 2010 has been derived from the audited financial statements at that date.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	13 weeks ended
	(Unaudited)
	May 30, 2010	May 31, 2009
Net sales	$59,026	$36,697

Cost of sales	38,863	27,489

Gross profit	20,163	9,208

Selling, general and administrative expenses	7,762	5,917

Earnings from operations	12,401	3,291

Interest income and other income	76	688

Earnings from operations before income taxes	12,477	3,979

Income tax provision	2,608	905

Net earnings	$9,869	$3,074

Earnings per share (Note 7)
Basic	$0.48	$0.15
Diluted	$0.48	$0.15
Weighted average number of common and common equivalent shares outstanding:
Basic shares	20,561	20,471
Diluted shares	20,608	20,482

Dividends per share	$0.10	$0.08

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

	13 weeks ended
	(Unaudited)
	May 30, 2010	May 31, 2009
Common stock and paid-in capital:

Balance, beginning of period	$151,406	$148,981
Stock-based compensation	289	288
Stock option activity	1,477	74
Tax benefit on exercise of options	460	-
Balance, end of period	153,632	149,343

Retained earnings:

Balance, beginning of period	163,077	145,107
Net earnings	9,869	3,074
Dividends	(2,054)	(1,638)
Balance, end of period	170,892	146,543

Treasury stock:

Balance, beginning of period	(1)	(1)
Stock option activity	-	-
Balance, end of period	(1)	(1)

Accumulated other comprehensive income (1):

Balance, beginning of period	1,616	1,622
Net unrealized investment losses	(80)	-
Translation adjustments	153	188
Balance, end of period	1,689	1,810

Total stockholders' equity	$326,212	$297,695

(1) Total comprehensive income for the 13 weeks ended May 30, 2010 and May 31, 2009 was $9,942 and $3,262, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	13 Weeks Ended
	(Unaudited)
	May 30, 2010	May 31, 2009
Cash flows from operating activities:
Net earnings	$9,869	$3,074
Depreciation and amortization	1,746	1,680
Stock-based compensation	289	288
Change in operating assets and liabilities	(3,435)	1,960

Net cash provided by operating activities	8,469	7,002

Cash flows from investing activities:

Purchases of property, plant and equipment	(607)	(838)
Purchases of marketable securities	(109,267)	(4,073)
Proceeds from sales and maturities of marketable securities	59,328	117,161
Business acquisition	(1,100)	-

Net cash (used in) provided by investing activities	(51,646)	112,250

Cash flows from financing activities:
Dividends paid	(2,054)	(1,638)
Proceeds from exercise of stock options	1,477	74
Tax benefits from stock-based compensation	460	-

Net cash used in financing activities	(117)	(1,564)

Change in cash and cash equivalents before exchange rate changes	(43,294)	117,688

Effect of exchange rate changes on cash and cash equivalents	77	(68)

Change in cash and cash equivalents	(43,217)	117,620
Cash and cash equivalents, beginning of period	134,030	40,790

Cash and cash equivalents, end of period	$90,813	$158,410

Supplemental cash flow information:
Cash paid during the period for income taxes	$632	$782

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except per share and option amounts)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of May 30, 2010, the consolidated statements of operations, stockholders’ equity and the condensed consolidated statements of cash flows for the 13 weeks then ended have been prepared by Park Electrochemical Corp. (the “Company”), without audit. In the opinion of management, these unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at May 30, 2010 and the results of operations, stockholders’ equity and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2010.

2.	FAIR VALUE MEASUREMENTS

The Company adopted the accounting standard related to fair value measurements, effective February 28, 2010.  Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

Fair value measurements are broken down into three levels based on the reliability of inputs as follows:

Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The valuation under this approach does not entail a significant degree of judgment.

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic measures.

Level 3 inputs are unobservable inputs for the asset or liability.  Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and current liabilities approximate their carrying values due to their short-term nature. Certain assets and liabilities of the Company are required to be recorded at fair value on either a recurring or non-recurring basis. On a recurring basis, the Company records its marketable securities (see Note 3) at fair value using Level 1 inputs.

The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and any assets and liabilities acquired in a business combination or any long-lived assets written down to fair value. To measure fair value for such assets, the Company uses Level 3 inputs consisting of techniques including an income and market approach.  The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate.  Assumptions used in the discounted cash flow analysis require the exercise of significant judgment, including judgment about appropriate discount rates and terminal value, growth rates and the amount and timing of expected future cash flows.

3.	MARKETABLE SECURITIES

The following is a summary of available-for-sale securities:

	Gross	Gross
	Unrealized	Unrealized	Estimated
	Gains	Losses	Fair Value

May 30, 2010:
U.S. Treasury and other government securities	$16	$38	$124,050
U.S. corporate debt securities	-	41	13,382
Certificates of deposit	-	-	16,240
Total debt securities	$16	$79	$153,672

February 28, 2010:
U.S. Treasury and other government securities	$33	$6	$56,279
U.S. corporate debt securities	-	12	5,209
Certificates of deposit	-	-	42,322
Total debt securities	$33	$18	$103,810

The fair value of investments was determined based on observable inputs, which were quoted market prices for identical assets in active markets. The estimated fair values of the debt and marketable securities at May 30, 2010, by contractual maturity, are shown below:

Due in one year or less	$141,432

Due after one year through five years	12,240

$153,672

4.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

	May 30,	February 28,
	2010	2010

Raw materials	$6,252	$5,675
Work-in-progress	3,940	2,975
Finished goods	3,585	3,059
Manufacturing supplies	276	264

	$14,053	$11,973

5.	STOCK-BASED COMPENSATION

As of May 30, 2010, the Company had a 1992 Stock Option Plan and a 2002 Stock Option Plan, and no other stock-based compensation plan. Both Stock Option Plans have been approved by the Company’s stockholders and provide for the grant of stock options to directors and key employees of the Company. All options granted under such Plans have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant, which pursuant to the terms of the Plans, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted. Options granted under the Plans become exercisable 25% one year from the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire 10 years from the date of grant. The authority to grant additional options under the 1992 Stock Option Plan expired on March 24, 2002, and options to purchase a total of 1,800,000 shares of common stock were authorized for grant under the 2002 Stock Option Plan. At May 30, 2010, 1,859,145 shares of common stock of the Company were reserved for issuance upon exercise of stock options under the 1992 Stock Option Plan and the 2002 Stock Option Plan and 935,681 options were available for future grant under the 2002 Stock Option Plan. No options of common stock were granted during the 13 week period ended May 30, 2010. Options to purchase 4,000 shares of common stock were granted during the 13 week period ended May 31, 2009.

The Company records its stock-based compensation at fair value.

The future compensation expense affecting earnings from operations before income taxes for options outstanding at May 30, 2010 will be $1,752 and will be recognized over the next three fiscal years.

The following is a summary of options for the 13 weeks ended May 30, 2010:

			Weighted Average
		Weighted Average	Remaining Contract	Aggregated
	Options	Exercise Price	Life in Months	Intrinsic Value
Outstanding at February 28, 2010	1,018,095	$24.89	66.68	$2,901
Granted	-	-
Exercised	(90,443)	16.33
Terminated or expired	(4,188)	23.05

Outstanding at May 30, 2010	923,464	$25.74	69.72	$1,124

Exercisable at May 30, 2010	583,204	$25.32	51.76	$919

The total intrinsic value of options exercised during the 13 weeks ended May 30, 2010 and May 31, 2009 was $1,233 and $14, respectively.

A summary of the status of the Company’s nonvested options at May 30, 2010, and changes during the 13 week period then ended, is presented below:

	Shares Subject to Options	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	343,066	$7.44

Granted	-	-
Vested	(1,000)	4.43
Terminated	(1,806)	7.99

Nonvested, end of period	340,260	$7.45

6.	RESTRUCTURINGS AND SEVERANCE CHARGES

As of February 28, 2010, the Company had remaining obligations of $112 related to the closure of the Company’s Neltec Europe SAS electronic materials business unit located in Mirabeau, France. The Company paid $10 of these obligations in the 13 week period ended May 30, 2010 and expects to pay the remaining $102 during the 2011 fiscal year.

During the 2004 fiscal year, the Company recorded charges related to the realignment of its North American volume printed circuit materials operations. The charges were for employment termination benefits of $1,258, which were fully paid in fiscal year 2004, and lease and other obligations of $7,292. All costs other than the lease obligations were settled prior to fiscal year 2007. The future lease obligations are payable through September 2013. The remaining balances on the lease obligations relating to the realignment were $2,396 and $2,534 as of May 30, 2010 and February 28, 2010, respectively. For the 13 weeks ended May 30, 2010 and May 31, 2009, the Company applied $138 and $246, respectively, of lease payments against such lease obligations.

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

The following table sets forth the calculation of basic and diluted earnings per share for the 13 weeks ended May 30, 2010 and May 31, 2009.

	13 weeks ended
	May 30, 2010	May 31, 2009
Net Earnings	$9,869	$3,074
Weighted average common shares outstanding for basic EPS	20,561	20,471

Net effect of dilutive options	47	11

Weighted average shares outstanding for diluted EPS	20,608	20,482

Basic earnings per share	$0.48	$0.15
Diluted earnings per share	$0.48	$0.15

Common stock equivalents, which were not included in the computation of diluted earnings per share because the effect would have been antidilutive as the options’ exercise prices were greater than the average market price of the common stock, were 206 and 159 for the 13 weeks ended May 30, 2010 and May 31, 2009, respectively.

8.	INCOME TAXES

The Company’s effective tax rate for the 13-week ended May 30, 2010 was 20.9%, compared to 22.7% for the 13-week period ended May 31, 2009. The effective rates varied from the U.S. Federal statutory rate primarily due to foreign income taxed at lower rates. During the 13 weeks ended November 29, 2009, the Company received a retroactive extension and amendment of a development and expansion tax incentive in Singapore for the period July 1, 2007 through June 30, 2011. The extension and amendment provides for reduced tax rates for taxable income in excess of a stipulated base level of taxable income. The Company’s policy is to include applicable interest and penalties related to unrecognized tax benefits as a component of income tax expense.

9.	GEOGRAPHIC REGIONS

The Company is a global advanced materials company which develops, manufactures, markets and sells high technology digital and RF/microwave printed circuit materials principally for the telecommunications and internet infrastructure and high-end computing markets and advanced composite materials, parts and assemblies for the aerospace and specialty markets. The Company's printed circuit materials products, the Company’s advanced composite materials products and the Company’s composite parts and assemblies products are sold to customers in North America, Europe and Asia.

Sales are attributed to geographic region based upon the region in which the materials were delivered to the customer.

Financial information concerning the Company's operations by geographic region follows:

	13 weeks ended
	May 30,	May 31,
	2010	2009
Sales:
North America	$26,718	$19,861
Europe	7,526	3,497
Asia	24,782	13,339
Total sales	$59,026	$36,697

	May 30,	February 28,
	2010	2010
Long-lived assets:
North America	$40,416	$40,021
Europe	1,206	1,264
Asia	19,159	19,141
Total long-lived assets	$60,781	$60,426

10.	CONTINGENCIES

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

The total costs incurred by the Company and its subsidiaries in connection with these sites, including legal fees incurred by the Company and its subsidiaries and their assessed share of remediation costs and excluding amounts paid or reimbursed by insurance carriers, were approximately $1 and $1 in the 13 weeks ended May 30, 2010 and May 31, 2009, respectively. The recorded liabilities included in accrued liabilities for environmental matters were $9 at both May 30, 2010 and February 28, 2010.

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

c.
Acquisition – The Company is obligated to pay up to an additional $3,300 over three years depending on the achievement of specified earn-out objectives in connection with the acquisition by the Company’s wholly owned subsidiary, Park Aerospace Structures Corp., of substantially all the assets and business of Nova Composites, Inc., located in Lynnwood, Washington, in addition to a cash purchase price of $4,500 paid at the closing of the acquisition on April 1, 2008 and additional payments of $1,100 in the first quarter of the 2011 fiscal year and $1,025 in the second quarter of the 2010 fiscal year pursuant to the earn-out provision. Both payments were recorded as additional goodwill, and any additional amount paid will be recorded as goodwill.

11.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board issued an accounting pronouncement that improves disclosures around fair value measurements. This pronouncement requires additional disclosures regarding transfers between Levels 1, 2 and 3 of the fair value hierarchy of this pronouncement as well as a more detailed reconciliation of recurring Level 3 measurements. Certain disclosure requirements of this pronouncement were effective and adopted by the Company in the first quarter of its 2011 fiscal year. The remaining disclosure requirements of this pronouncement will be effective for the Company’s 2012 fiscal year first quarter. The adoption of this pronouncement did not have an impact on the Company’s Consolidated Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

Park Electrochemical Corp. (“Park” or the “Company”) is a global advanced materials company which develops, manufactures, markets and sells high technology digital and RF/microwave printed circuit materials principally for the telecommunications and internet infrastructure and high-end computing markets and advanced composite materials, parts and assemblies for the aerospace and specialty markets. The Company’s core capabilities are in the areas of polymer chemistry formulation and coating technology. The Company also specializes in the design and manufacture of complex composite aircraft and space vehicle parts. The Company’s manufacturing facilities are located in Singapore, China, France, Connecticut, Kansas, Arizona, California and Washington.

The Company's total net sales increased in the three-month period ended May 30, 2010 compared with last year's comparable period principally as a result of increases in sales of the Company’s printed circuit materials products in North America, Asia and Europe.

As a result of the increase in the Company’s total net sales and the higher percentage of sales of higher margin, high performance printed circuit materials products in the 2011 fiscal year first quarter compared to the 2010 fiscal year first quarter, the Company’s earnings from operations and net earnings were higher in the 2011 fiscal year first quarter than in the 2010 fiscal year first quarter, although the Company’s net earnings in the 2011 fiscal year first quarter were negatively impacted by the lower interest income earned by the Company in such quarter compared to the interest income earned by the Company in the 2010 fiscal year first quarter.

The significant increase in sales of printed circuit materials products and the higher percentage of sales of higher margin, high performance printed circuit materials products resulted in higher gross profits and higher earnings from operations in the 2011 fiscal year first quarter compared to the 2010 fiscal year first quarter. The Company’s gross profit margin, measured as a percentage of sales, improved to 34.2% in the 2011 fiscal year first quarter compared to 25.1% in the 2010 fiscal year first quarter. However, the gross profit margin improvement during the three-month period ended May 30, 2010 was partially offset by losses incurred at the Company’s recently established Park Aircraft Technologies Corp. business unit in Newton, Kansas.

The markets in North America, Europe and Asia for the Company’s printed circuit materials products strengthened in the 2010 fiscal year third and fourth quarters after prevailing weakness in the 2010 fiscal year first and second quarters, and such strength continued in the 2011 fiscal year first quarter.  The markets for the Company’s advanced composite materials, parts and assemblies products weakened during the 2009 fiscal year third and fourth quarters, and such weakness continued during the 2010 fiscal year. However, such markets for the Company’s advanced composite materials, parts and assemblies showed some small signs of improvement during the 2011 fiscal year first quarter.

The global markets for the Company’s printed circuit materials products continue to be very difficult to forecast, and it is not clear to the Company what the condition of the global markets for the Company’s printed circuit materials products will be in the 2011 fiscal year second quarter. Further, the Company is not able to predict the impact the current global economic and financial conditions will have on the markets for its advanced composite materials, parts and assemblies products in the 2011 fiscal year second quarter or beyond.

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

Three Months Ended May 30, 2010 Compared with Three Months Ended May 31, 2009:

The Company’s total net sales and its net sales of both its printed circuit materials products and its advanced composite materials, parts and assemblies products increased during the three-month period ended May 30, 2010 compared to the three-month period ended May 31, 2009. Sales of the Company’s advanced composite materials, parts and assemblies products were $6.5 million, or 11% of the Company’s total net sales worldwide, in the 2011 fiscal year first quarter compared to $6.2 million, or 17%, in the 2010 fiscal year first quarter and $6.6 million, or 11%, in the 2009 fiscal year first quarter.

The increased sales, combined with an increase in the percentage of sales higher margin, high performance electronic printed circuit materials products, in the three months ended May 30, 2010 resulted in higher earnings from operations and higher net earnings compared to the three months ended May 31, 2009.

Results of Operations

The Company’s total net sales worldwide for the three-month period ended May 30, 2010 increased 61% to $59.0 million from $36.7 million for last fiscal year's comparable period. The increase in net sales was principally the result of higher sales of printed circuit materials products in North America, Europe and Asia. Sales volumes increased 35% in North America, 115% in Europe and 86% in Asia during the 2011 fiscal year first quarter compared to the first quarter in the prior year.

The Company's foreign sales were $32.3 million, or 55% of the Company's total net sales worldwide, during the three-month period ended May 30, 2010 compared with $16.8 million of sales, or 46% of total net sales worldwide, during last fiscal year's comparable period. The Company's foreign sales during the 2011 fiscal year first quarter increased by 92% from the 2010 fiscal year comparable period as the result of higher sales in Asia and Europe.

For the three-month period ended May 30, 2010, the Company’s sales in North America, Asia and Europe were 45%, 42% and 13% respectively, of the Company’s total net sales worldwide compared with 54%, 36% and 10%, respectively, for the three-month period ended May 31, 2009.

The Company’s gross profit in the three months ended May 30, 2010 was higher than the gross profit in the prior year’s comparable period and the gross profit as a percentage of sales in the three months ended May 30, 2010 improved to 34.2% compared to 25.1% in the three months ended May 31, 2009 principally due to higher total net sales and the higher percentage of sales of higher margin, high performance printed circuit materials products, as well as efficiencies derived from increased production levels. However, the gross profit margin improvement during the three-month period ended May 30, 2010 was partially offset by losses incurred at the Company’s recently established Park Aircraft Technologies Corp. business unit in Newton, Kansas in connection with the start-up of its operation.

During both the three-month periods ended May 30, 2010 and May 31, 2009, the Company’s total net sales worldwide of high temperature printed circuit materials, which included high performance materials (non-FR4 printed circuit materials), were 100% of the Company’s total net sales worldwide of printed circuit materials.

The Company’s high temperature printed circuit materials include its high performance materials (non-FR4 printed circuit materials), which consist of high-speed, low-loss materials for digital and RF/microwave applications requiring lead-free compatibility and high bandwidth signal integrity, bismalimide triazine (“BT”) materials, polyimides for applications that demand extremely high thermal performance, cyanate esters, quartz reinforced materials, and polytetrafluoroethylene (“PTFE”) and modified epoxy materials for RF/microwave systems that operate at frequencies up to 77GHz.

During the three-month period ended May 30, 2010, the Company’s total net sales worldwide of high performance printed circuit materials (non-FR4 printed circuit materials) were 73% of the Company’s total net sales worldwide of printed circuit materials, compared to 67% for last fiscal year’s comparable period.

Selling, general and administrative expenses increased by $1.8 million, or by 31%, during the three months ended May 30, 2010 compared with last fiscal year's comparable period, but these expenses, measured as a percentage of sales, were 13.2% during the three months ended May 30, 2010 compared with 16.1% during last fiscal year's comparable period. Stock option expense was $289,000 for the three months ended May 30, 2010 compared to $288,000 for last year’s comparable period.

For the reasons set forth above, the Company's earnings from operations were $12.4 million for the three months ended May 30, 2010, compared to $3.3 million for the three months ended May 31, 2009.

Interest income was $76,000 for the three-month period ended May 30, 2010 compared to $688,000 for last fiscal year's comparable period. The decrease in interest income was attributable to lower prevailing interest rates, during the 2011 fiscal year first quarter than during the 2010 fiscal year first quarter. The Company's investments were primarily in short-term instruments and money market funds.

The Company's effective income tax rate for the three-month period ended May 30, 2010 was 20.9%, compared to 22.7% for last fiscal year's comparable period. The lower tax provision for the 2011 fiscal year first quarter was attributable principally to higher taxable income in jurisdictions with lower effective income tax rates.

The Company's net earnings for the three months ended May 30, 2010 were $9.9 million, compared to net earnings of $3.1 million for the three months ended May 31, 2009.

Basic and diluted earnings per share were $0.48 for the three-month period ended May 30, 2010 compared to $0.15 for the three-month period ended May 31, 2009.

Liquidity and Capital Resources:

At May 30, 2010, the Company's cash and marketable securities were $244.5 million compared with $237.8 million at February 28, 2010, the end of the Company's 2010 fiscal year. The Company's working capital (which includes cash and marketable securities) was $270.7 million at May 30, 2010 compared with $261.0 million at February 28, 2010. The increase in working capital at May 30, 2010 compared with February 28, 2010 was due principally to the increase in cash and marketable securities and increases in accounts receivable, inventories and other current assets slightly offset by increases in accounts payable, accrued liabilities and income taxes payable. Accounts receivable at May 30, 2010 were 14% higher than at February 28, 2010 as a result of higher sales during the three months ended May 30, 2010 than during the three months ended February 28, 2010. Inventories were 17% higher at May 30, 2010 than at February 28, 2010 primarily as a result of higher work-in-process and finished goods. At May 30, 2010, prepaid expenses and other current assets were 132% higher than at February 28, 2010 as a result of increases in prepaid insurance and value added tax receivable. At May 30, 2010, accounts payable were 17% higher than at February 28, 2010 principally as a result of higher purchases of raw materials during the period ended May 30, 2010 than during the period ended February 28, 2010, and accrued liabilities were 23% higher than at February 28, 2010 principally as a result of increases in employee benefits.  Income taxes payable were 36% higher at May 30, 2010 than at February 28, 2010 primarily as a result of recorded tax on income in excess of tax payments.

The Company's current ratio (the ratio of current assets to current liabilities) was 11.2 to 1 at May 30, 2010 compared to 13.1 to 1 at February 28, 2010.

During the three months ended May 30, 2010, net earnings from the Company's operations, before depreciation and amortization, of $11.6 million reduced by a net decrease in working capital items, resulted in $8.5 million of cash provided by operating activities. During the same three-month period, the Company expended $0.6 million for the purchase of property, plant and equipment, primarily for the Company’s new development and manufacturing facility in Newton, Kansas, compared with $0.8 million for the three-month period ended May 31, 2009, and paid $2.1 million and $1.6 million, respectively, in dividends on its common stock in such three-month periods. Net expenditures for property, plant and equipment were $3.4 million in the 2010 fiscal year and $12.2 million in the 2009 fiscal year.

In the first quarter of the Company’s 2009 fiscal year, the Company’s wholly owned subsidiary, Park Aerospace Structures Corp., acquired substantially all the assets and business of Nova Composites, Inc., a manufacturer of aircraft composite parts and assemblies and the tooling for such parts and assemblies, located in Lynnwood, Washington, for a cash purchase price of $4.5 million paid at the closing of the acquisition and up to an additional $5.5 million payable over five years depending on the achievement of specified earn-out  objectives. The Company paid an additional $1.0 million in the 2010 fiscal year second quarter and an additional $1.1 million in the 2011 fiscal year first quarter, leaving up to an additional $3.3 million payable over three years depending on the achievement of the earn-out objectives.

During the 2009 fiscal year, the Company expended approximately $10.2 million for the construction of its new development and manufacturing facility in Newton, Kansas to produce advanced composite materials and for equipment for such facility. During the 2010 fiscal year, the Company expended approximately $1.1 million for equipment for such facility and approximately $1.1 million for the construction of an expansion of such facility to produce advanced composite parts and assemblies.

At May 30, 2010 and at May 31, 2009, the Company had no long-term debt.

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

The Company's contractual obligations and other commercial commitments to make future payments under contracts, such as lease agreements, consist only of operating lease commitments, commitments to purchase equipment for the Company’s new development and manufacturing facility in Newton, Kansas and commitments to purchase plant for the expansion of such facility and the Company’s obligation to pay up to an additional $3.3 million over three years in connection with the acquisition of the assets and business of Nova Composites, Inc., described above. The Company has no long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments or contingent commitments, other than two standby letters of credit in the total amount of $1.38 million to secure the Company's obligations under its workers' compensation insurance program.

As of May 30, 2010, there were no material changes outside the ordinary course of the Company’s business in the Company’s contractual obligations disclosed in Item 7 of Part II of its Form 10-K Annual Report for the fiscal year ended February 28, 2010.

Off-Balance Sheet Arrangements:

The Company's liquidity is not dependent on the use of, and the Company is not engaged in, any off-balance sheet financing arrangements, such as securitization of receivables or obtaining access to assets through special purpose entities.

Environmental Matters:

In the three-month periods ended May 30, 2010 and May 31, 2009, the Company charged approximately $0.001 million and $0.001 million, respectively, against pretax income for environmental remedial response and voluntary cleanup costs (including legal fees). While annual expenditures have generally been constant from year to year and may increase over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At May 30, 2010 and February 28, 2010, the amount recorded in accrued liabilities for environmental matters was $9,000.

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

General

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these Financial Statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent liabilities. On an on-going basis, the Company evaluates its estimates, including those related to sales allowances, allowances for doubtful accounts, inventories, valuation of long-lived assets, income taxes, contingencies and litigation, and employee benefit programs. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company is obligated to pay up to an additional $3.3 million over three years depending on the achievement of specified earn-out objectives in connection with the acquisition by the Company’s wholly owned subsidiary, Park Aerospace Structures Corp., of substantially all the assets and business of Nova Composites, Inc., a manufacturer of composite parts and assemblies and the tooling for such parts and assemblies, located in Lynnwood, Washington, in addition to a cash purchase price of $4.5 million paid at the closing of the acquisition on April 1, 2008 and payments of $1.0 million in the 2010 fiscal year second quarter and $1.1 million in the 2011 fiscal year first quarter.

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

Factors That May Affect Future Results.

Certain portions of this Report which do not relate to historical financial information may be deemed to constitute forward-looking statements that are subject to various factors which could cause actual results to differ materially from Park's expectations or from results which might be projected, forecast, estimated or budgeted by the Company in forward-looking statements. Such factors include, but are not limited to, general conditions in the electronics and aerospace industries, the Company's competitive position, the status of the Company's relationships with its customers, economic conditions in international markets, the cost and availability of raw materials, transportation and utilities, and the various factors set forth in Item 1A “Risk Factors” and under the caption "Factors That May Affect Future Results" after Item 7 of Park's Annual Report on Form 10-K for the fiscal year ended February 28, 2010.

Item 3.          Quantitative and Qualitative Disclosure About Market Risk.

The Company's market risk exposure at May 30, 2010 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended February 28, 2010.

Item 4.          Controls and Procedures.

(a)      Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of May 30, 2010, the end of the quarterly fiscal period covered by this quarterly report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the

Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings.

None.

Item 1A.     Risk Factors.

There have been no material changes from the risk factors as previously disclosed in the Company’s Form 10-K Annual Report for the fiscal year ended February 28, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to shares of the Company's Common Stock acquired by the Company during each month included in the Company’s 2011 fiscal year first quarter ended May 30, 2010.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 1-March 30	0	$-	0

March 31-April 30	0	-	0

May 1-May 30	0	-	0

Total	0	$-	0	2,000,000	(a)

(a)
Aggregate number of shares available to be purchased by the Company pursuant to a previous share purchase authorization announced on October 20, 2004. Pursuant to such authorization, the Company is authorized to purchase its shares from time to time on the open market or in privately negotiated transactions.

Item 3.        Defaults Upon Senior Securities.

None.

Item 4.        Reserved.

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

Park Electrochemical Corp.
(Registrant)

Date: July 8, 2010	/s/ Brian E. Shore
Brian E. Shore
President and Chief Executive Officer
(principal executive officer)

Date: July 8, 2010	/s/ David R. Dahlquist
David R. Dahlquist
Vice President and Chief Financial
Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit No.	Name	Page

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)	29

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)	31

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	33

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	34