Form 10-Q
period 2010-08-29
PARK ELECTROCHEMICAL CORP
filed 2010-10-07
CIK 76267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,633,127 as of October 5, 2010.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	August 29, 2010 (Unaudited)	February 28, 2010*

ASSETS
Current assets:
Cash and cash equivalents	$100,476	$134,030
Marketable securities (Note 3)	151,677	103,810
Accounts receivable, net	34,180	31,698
Inventories (Note 4)	14,144	11,973
Prepaid expenses and other current assets	2,611	1,167
Total current assets	303,088	282,678

Property, plant and equipment, net	43,392	44,905
Goodwill	6,476	5,376
Other assets	10,508	10,145
Total assets	$363,464	$343,104

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,985	$10,201
Accrued liabilities	10,109	7,301
Income taxes payable	3,964	4,140
Total current liabilities	24,058	21,642

Deferred income taxes	1,398	1,398
Other liabilities (Note 6)	3,646	3,966
Total liabilities	29,102	27,006

Stockholders' equity:
Common stock	2,063	2,054
Additional paid-in capital	151,872	149,352
Retained earnings	178,276	163,077
Treasury stock, at cost	(1)	(1)
Accumulated other comprehensive income	2,152	1,616
Total stockholders' equity	334,362	316,098
Total liabilities and stockholders’ equity	$363,464	$343,104

*The balance sheet at February 28, 2010 has been derived from the audited financial statements at that date.

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	13 weeks ended		26 weeks ended
	(Unaudited)		(Unaudited)
	August 29, 2010	August 30, 2009	August 29, 2010	August 30, 2009
Net sales	$54,505	$42,518	$113,531	$79,215

Cost of sales	36,188	31,570	75,051	59,059

Gross profit	18,317	10,948	38,480	20,156

Selling, general and administrative expenses	7,238	5,203	15,000	11,120

Earnings from operations	11,079	5,745	23,480	9,036

Interest income and other income	218	205	294	893

Earnings from operations before income taxes	11,297	5,950	23,774	9,929

Income tax provision	1,850	1,195	4,458	2,100

Net earnings	$9,447	$4,755	$19,316	$7,829

Earnings per share (Note 7)
Basic	$0.46	$0.23	$0.94	$0.38
Diluted	$0.46	$0.23	$0.94	$0.38

Weighted average number of common and common equivalent shares outstanding:
Basic shares	20,632	20,534	20,596	20,503
Diluted shares	20,642	20,554	20,625	20,518

Dividends declared per share	$0.10	$0.18	$0.20	$0.26

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	26 Weeks Ended
	(Unaudited)
	August 29, 2010	August 30, 2009
Cash flows from operating activities:
Net earnings	$19,316	$7,829
Depreciation and amortization	3,463	3,432
Stock-based compensation	550	571
Change in operating assets and liabilities	(4,217)	559

Net cash provided by operating activities	19,112	12,391

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(1,853)	(1,199)
Purchases of marketable securities	(163,492)	(58,413)
Proceeds from sales and maturities of marketable securities	115,836	185,037
Business acquisition	(1,100)	(1,025)

Net cash (used in) provided by investing activities	(50,609)	124,400

Cash flows from financing activities:
Dividends paid	(4,117)	(3,281)
Proceeds from exercise of stock options	1,514	1,178
Tax benefits from stock-based compensation	466	-

Net cash used in financing activities	(2,137)	(2,103)

Change in cash and cash equivalents before exchange rate changes	(33,634)	134,688

Effect of exchange rate changes on cash and cash equivalents	80	263

Change in cash and cash equivalents	(33,554)	134,951
Cash and cash equivalents, beginning of period	134,030	40,790

Cash and cash equivalents, end of period	$100,476	$175,741

Supplemental cash flow information:
Cash paid during the period for income taxes	$4,133	$2,345

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except per share and option amounts)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of August 29, 2010, the consolidated statements of operations for the 13 weeks and 26 weeks ended August 29, 2010 and the condensed consolidated statements of cash flows for the 26 weeks then ended have been prepared by Park Electrochemical Corp. (the “Company”), without audit. In the opinion of management, these unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at August 29, 2010 and the results of operations and cash flows for all periods presented.

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

The Company adopted the accounting standard related to fair value measurements, effective March 2, 2009. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

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

3.	MARKETABLE SECURITIES

The following is a summary of available-for-sale securities:

	Gross	Gross
	Unrealized	Unrealized	Estimated
	Gains	Losses	Fair Value

August 29, 2010:
U.S. Treasury and other government securities	$46	$91	$114,524
U.S. corporate debt securities	46	9	37,153
Total marketable securities	$92	$100	$151,677

February 28, 2010:
U.S. Treasury and other government securities	$33	$6	$56,279
U.S. corporate debt securities	-	12	5,209
Certificates of deposit	-	-	42,322
Total marketable securities	$33	$18	$103,810

The estimated fair values of such securities were determined based on observable inputs, which were quoted market prices for identical assets in active markets. The estimated fair values of such securities at August 29, 2010, by contractual maturity, are shown below:

Due in one year or less	$122,434

Due after one year through five years	29,243

$151,677

4.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

	August 29,	February 28,
	2010	2010
Raw materials	$7,159	$5,675
Work-in-progress	3,259	2,975
Finished goods	3,475	3,059
Manufacturing supplies	251	264

	$14,144	$11,973

5.	STOCK-BASED COMPENSATION

As of August 29, 2010, the Company had a 1992 Stock Option Plan and a 2002 Stock Option Plan, and no other stock-based compensation plan. Both Stock Option Plans have been approved by the Company’s stockholders and provide for the grant of stock options to directors and key employees of the Company. All options granted under such Plans have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant, which pursuant to the terms of the Plans, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted. Options granted under the Plans become exercisable 25% one year from the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire 10 years from the date of grant. The authority to grant additional options under the 1992 Stock Option Plan expired on March 24, 2002, and options to purchase a total of 1,800,000 shares of common stock were authorized for grant under the 2002 Stock Option Plan. At August 29, 2010, 1,849,645 shares of common stock of the Company were reserved for issuance upon exercise of stock options under the 1992 Stock Option Plan and the 2002 Stock Option Plan and 935,681 options were available for future grant under the 2002 Stock Option Plan. No options of common stock were granted during the 13-week and 26-week periods ended August 29, 2010.

The Company records its stock-based compensation at fair value.

The future compensation expense affecting earnings from operations before income taxes for options outstanding at August 29, 2010 will be $1,490 and will be recognized over the next three fiscal years.

The following is a summary of options for the 26 weeks ended August 29, 2010:

			Weighted Average
		Weighted Average	Remaining Contract	Aggregated
	Options	Exercise Price	Life in Months	Intrinsic Value
Outstanding at February 28, 2010	1,018,095	$24.89	66.68	$2,901
Granted	-	-
Exercised	(92,443)	16.37
Terminated or expired	(11,688)	23.71

Outstanding at August 29, 2010	913,964	$25.77	67.28	$595
Exercisable at August 29, 2010	665,870	$25.66	54.17	$555

The total intrinsic value of options exercised during the 13 weeks ended August 29, 2010 and August 30, 2009 was $16 and $338, respectively. The total intrinsic value of options exercised during the 26 weeks ended August 29, 2010 and August 30, 2009 was $1,249 and $352, respectively.

A summary of the status of the Company’s nonvested options at August 29, 2010, and changes during the 13 week period then ended, is presented below:

	Shares Subject to Options	Weighted Average Grant Date Fair Value
Nonvested at February 28, 2010	340,260	$7.45

Granted	-	-
Vested	(91,166)	7.99
Terminated	(1,000)	7.99

Nonvested at August 29, 2010	248,094	$7.26

6.	RESTRUCTURINGS AND SEVERANCE CHARGES

As of February 28, 2010, the Company had remaining obligations of $112 related to the closure of the Company’s Neltec Europe SAS electronic materials business unit located in Mirebeau, France. The Company paid $15 and $25 of these obligations in the 13 weeks and 26 weeks ended August 29, 2010 and expects to pay the remaining $87 during the 2011 fiscal year.

During the 2004 fiscal year, the Company recorded charges related to the realignment of its North American volume printed circuit materials operations. The charges were for employment termination benefits of $1,258, which were fully paid in fiscal year 2004, and lease and other obligations of $7,292. All costs other than the lease obligations were settled prior to fiscal year 2007. The future lease obligations are payable through September 2013. The remaining balances on the lease obligations relating to the realignment were $2,293 and $2,534 as of August 29, 2010 and February 28, 2010, respectively. For the 13 weeks and 26 weeks ended August 29, 2010, the Company applied $103 and $241, respectively, of lease payments against such lease obligations.

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

The following table sets forth the calculation of basic and diluted earnings per share for the 13 weeks and 26 weeks ended August 29, 2010 and August 30, 2009.

	13 weeks ended		26 weeks ended
	August 29, 2010	August 30, 2009	August 29, 2010	August 30, 2009
Net Earnings	$9,447	$4,755	$19,316	$7,829
Weighted average common shares outstanding for basic EPS	20,632	20,534	20,596	20,503

Net effect of dilutive options	10	20	29	15

Weighted average shares outstanding for diluted EPS	20,642	20,554	20,625	20,518

Basic earnings per share	$0.46	$0.23	$0.94	$0.38
Diluted earnings per share	$0.46	$0.23	$0.94	$0.38

Common stock equivalents, which were not included in the computation of diluted earnings per share because the effect would have been antidilutive as the options’ exercise prices were greater than the average market price of the common stock, were 334 and 754 for the 13 weeks ended August 29, 2010 and August 30, 2009, respectively, and 270 and 784 for the 26 weeks ended August 29, 2010 and August 30, 2009, respectively.

8.	SHAREHOLDERS’ EQUITY

During the 26 weeks ended August 29, 2010, the Company issued 92,443 shares pursuant to the exercise of stock options and recognized stock-based compensation expense and tax benefits from stock-based compensation expense of $550 and $466, respectively. These transactions resulted in the $2,520 increase in additional paid-in capital during the period.

9.	INCOME TAXES

The Company’s effective tax rates for the 13-week and 26-week periods ended August 29, 2010 were 16.4% and 18.8%, respectively, compared to 20.1% and 21.2%, respectively, for the 13-week and 26-week periods ended August 29, 2009. The effective rates varied from the U.S. Federal statutory rate primarily due to foreign income taxed at lower rates.

During the 13 weeks ended November 29, 2009, the Company received a retroactive extension and amendment of a development and expansion tax incentive in Singapore for the period July 1, 2007 through June 30, 2011. The extension and amendment provided for reduced tax rates for taxable income in excess of a stipulated base level of taxable income. The Company’s policy is to include applicable interest and penalties related to unrecognized tax benefits as a component of income tax expense.

10.	COMPREHENSIVE INCOME

The following table summarizes the components of comprehensive income for the 13 weeks and 26 weeks ended August 29, 2010 and August 30, 2009:

	13 weeks ended		26 weeks ended
	August 29, 2010	August 30, 2009	August 29, 2010	August 30, 2009

Net earnings	$9,447	$4,755	$19,316	$7,829
Exchange rate changes	381	70	534	258
Net unrealized gain on marketable securities, net of tax	83	8	2	8
Comprehensive income	$9,911	$4,833	$19,852	$8,095

11.	GEOGRAPHIC REGIONS

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

Sales are attributed to geographic region based upon the region in which the materials were delivered to the customer.

Financial information concerning the Company's operations by geographic region follows:

	13 weeks ended		26 weeks ended
	August 29,	August 30,	August 29,	August 30,
	2010	2009	2010	2009
Sales:
North America	$24,731	$21,881	$51,449	$41,742
Europe	4,725	4,230	12,251	7,727
Asia	25,049	16,407	49,831	29,746
Total sales	$54,505	$42,518	$113,531	$79,215

	August 29, 2010	February 28, 2010
Long-lived assets:
North America	$40,235	$40,021
Europe	1,204	1,264
Asia	18,937	19,141
Total long-lived assets	$60,376	$60,426

12.	CONTINGENCIES

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

The total costs incurred by the Company and its subsidiaries in connection with these sites, including legal fees incurred by the Company and its subsidiaries and their assessed share of remediation costs and excluding amounts paid or reimbursed by insurance carriers, were nil in both the 13 weeks and 26 weeks ended August 29, 2010 and approximately $1 and $2 respectively, in the 13 weeks and 26 weeks ended August 30, 2009. The recorded liabilities included in accrued liabilities for environmental matters were $9 at both August 29, 2010 and February 28, 2010.

Such recorded liabilities do not include environmental liabilities and related legal expenses for which the Company has indemnification agreements with the insurance carriers who provided general liability insurance coverage to the Company and its subsidiaries for the years during which the Company's subsidiaries' waste was disposed at three sites for which certain subsidiaries of the Company have been named as potentially responsible parties. Pursuant to these agreements, such insurance carriers have been paying 100% of the legal defense and remediation costs associated with such three sites since 1985.

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

c.
Acquisition – The Company is obligated to pay up to an additional $3,300 over the next three years depending on the achievement of specified earn-out objectives in connection with the acquisition by the Company’s wholly owned subsidiary, Park Aerospace Structures Corp., of substantially all the assets and business of Nova Composites, Inc., located in Lynnwood, Washington, in addition to a cash purchase price of $4,500 paid at the closing of the acquisition on April 1, 2008 and additional payments of $1,100 in the first quarter of the 2011 fiscal year and $1,025 in the second quarter of the 2010 fiscal year pursuant to the earn-out provision. Both payments were recorded as additional goodwill, and any additional amount paid will be recorded as goodwill.

13.	RECENT ACCOUNTING PRONOUNCEMENTS

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

The Company's total net sales increased in both the three-month period and six-month period ended August 29, 2010 compared with last year's comparable periods as a result of increases in sales of the Company’s printed circuit materials products in North America, Asia and Europe. However, the Company’s sales of advanced composite materials, parts and assemblies in both the three-month and six-month periods ended August 29, 2010 were slightly less than such sales in last year’s comparable periods.

As a result of the increases in the Company’s total net sales and the higher percentage of sales of higher margin, high performance printed circuit materials products in the three-month and six-month periods ended August 29, 2010 compared to the three-month and six-month periods ended August 30, 2009, the Company’s earnings from operations and net earnings were higher in the 2011 fiscal year second quarter and first six months than in the 2010 fiscal year second quarter and first six months, although the Company’s net earnings in the 2011 fiscal year first six months were negatively impacted by the lower interest income earned by the Company in such period compared to the interest income earned by the Company in the 2010 fiscal year first six months.

The significant increases in sales of printed circuit materials products and the higher percentages of sales of higher margin, high performance printed circuit materials products resulted in higher gross profits and higher earnings from operations and higher net earnings in the three months and six months ended August 29, 2010 compared to the 2010 fiscal year comparable periods. The Company’s gross profit margins, measured as percentages of sales, improved to 33.6% in the 2011 fiscal year second quarter and to 33.9% in the 2011 fiscal year first six months compared to 25.7% and 25.4%, respectively, in the 2010 fiscal year second quarter and first six months. However, the gross profit margin improvements during the three-month and six-month periods ended August 29, 2010 were partially offset by losses incurred at the Company’s recently established Park Aircraft Technologies Corp. business unit in Newton, Kansas.

The markets in North America, Europe and Asia for the Company’s printed circuit materials products strengthened in the 2010 fiscal year third and fourth quarters after prevailing weakness in the 2010 fiscal year first and second quarters, and such strength continued in the 2011 fiscal year first and second quarters. The markets for the Company’s advanced composite materials, parts and assemblies products weakened during the 2009 fiscal year third and fourth quarters, and such weakness continued during the 2010 fiscal year. While such markets for the Company’s advanced composite materials, parts and assemblies showed some small signs of improvement during the 2011 fiscal year first and second quarters, such markets remained weaker in the 2011 fiscal year quarters than in the 2010 fiscal year comparable periods.

The global markets for the Company’s printed circuit materials products continue to be very difficult to forecast, and it is not clear to the Company what the condition of the global markets for the Company’s printed circuit materials products will be in the 2011 fiscal year third quarter or beyond. Further, the Company is not able to predict the impact the current global economic and financial conditions will have on the markets for its advanced composite materials, parts and assemblies in the 2011 fiscal year third quarter or beyond.

In addition, in the fourth quarter of the Company’s 2009 fiscal year, the Company completed the construction of a new development and manufacturing facility in Newton, Kansas to produce advanced composite materials principally for the aircraft and space vehicle industries. The Company spent approximately $15 million on the facility and equipment in Kansas. In the second quarter of the Company’s 2010 fiscal year, the Company announced plans for the major expansion of its facility in Kansas in order to manufacture composite parts and assemblies for the aircraft and space vehicle industries. The expansion includes approximately 37,000 square feet of manufacturing and storage space, and the Company plans to spend a total of approximately $5 million on the expansion.

Three and Six Months Ended August 29, 2010 Compared with Three and Six Months Ended August 30, 2009:

The Company’s total net sales and its net sales of printed circuit materials products increased during the three-month and six-month periods ended August 29, 2010 compared to the three-month and six-month periods ended August 30, 2009 as a result of increases in such sales in North America, Europe and Asia. The Company’s net sales of advanced composite materials, parts and assemblies in both the three-month and six-month periods ended August 30, 2009 were slightly less than such sales in the prior year’s comparable periods. Net sales of the Company’s advanced composite materials, parts and assemblies products were $5.9 million and $12.4 million in the three months and six months, respectively, ended August 29, 2010, or 11% of the Company’s total net sales worldwide in both such periods, compared to $6.8 million and $13.0 million in the three months and six months, respectively, ended August 30, 2009, or 16% of the Company’s total net sales worldwide in both such periods.

The increased sales, combined with increases in the percentages of sales of higher margin, high performance electronic printed circuit materials products, in the three months and six months ended August 29, 2010 resulted in higher gross profit margins and higher earnings from operations and net earnings compared to the three months and six months ended August 30, 2009. The Company’s gross profit margins improved to 33.6% and 33.9% in the three months and six months, respectively, ended August 29, 2010, compared to 25.7% and 25.4% in the prior year’s comparable periods. However, the gross profit margin improvements during the three-month and six-month periods ended August 29, 2010 were partially offset by losses incurred at the Company’s recently established Park Aircraft Technologies Corp. business unit in Newton, Kansas.

Results of Operations

The Company’s total net sales for the three-month period ended August 29, 2010 increased 28% to $54.5 million from $42.5 million for last fiscal year’s comparable period. The Company’s total net sales for the six-month period ended August 29, 2010 increased 43% to $113.5 million from $79.2 million for last fiscal year’s comparable period. The increases in net sales were the result of higher unit volumes of printed circuit materials products shipped to the Company’s customers in North America, Europe and Asia.

The Company’s foreign sales were $29.8 million and $62.1 million, respectively, during the three-month and six-month periods ended August 29, 2010, or 55% of the Company’s total net sales worldwide in both such periods, compared to $20.6 million and $37.5 million, respectively, of foreign sales, or 49% and 47%, respectively, of total net sales worldwide, during last year’s comparable periods. The Company’s foreign sales during the three-month and six-month periods ended August 29, 2010 increased 44% and 66%, respectively, from the 2010 fiscal year comparable periods, as a result of increases in sales in Asia and Europe in both periods.

For the three-month period ended August 29, 2010, the Company’s sales in North America, Asia and Europe were 45%, 46% and 9%, respectively, of the Company’s total net sales worldwide compared to 51%, 39% and 10%, respectively, for the three-month period ended August 30, 2009; and for the six-month period ended August 29, 2010, the Company’s sales in North America, Asia and Europe were 45%, 44% and 11%, respectively, of the Company’s total net sales worldwide compared to 53%, 37% and 10%, respectively, for the six-month period ended August 30, 2009. The Company’s sales in North America increased 13%, its sales in Asia increased 53% and its sales in Europe increased 12% in the three-month period ended August 29, 2010 compared to the three-month period ended August 30, 2009, and its sales in North America increased 23%, its sales in Asia increased 67% and its sales in Europe increased 59% in the six-month period ended August 29, 2010 compared to the six-month period ended August 30, 2009.

The overall gross profits as percentages of net sales for the Company’s worldwide operations improved to 33.6% and 33.9%, respectively, for the three months and six months ended August 29, 2010 compared to 25.7% and 25.4% for last fiscal year’s comparable periods. The increases in the gross profit margins were attributable mainly to higher total net sales and higher percentages of sales of higher margin, high performance printed circuit materials products in the 2011 fiscal year periods. The gross profit margin improvements during the three-month and six-month periods ended August 29, 2010 were partially offset by losses incurred at the Company’s recently established Park Aircraft Technologies Corp. business unit in Newton, Kansas.

During both the three-month and six-month periods ended August 29, 2010 and both the three-month and six-month periods ended August 30, 2009, the Company’s total net sales worldwide of high temperature printed circuit materials, which include high performance materials (non-FR4 printed circuit materials), were 100% of the Company’s total net sales worldwide of printed circuit materials.

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

During the three-month and six-month periods ended August 29, 2010, the Company’s total net sales worldwide of high performance printed circuit materials (non-FR4 printed circuit materials) were 76% and 74%, respectively, of the Company’s total net sales worldwide of printed circuit materials, compared with 63% and 65% for last fiscal year’s comparable periods.

The Company’s cost of sales as a percentage of net sales decreased to 66.4% in the three-month period ended August 29, 2010 from 74.3% in the three-month period ended August 30, 2009 and to 66.1% in the six-month period ended August 29, 2010 from 74.6% in the six-month period ended August 30, 2009 resulting in gross profit margin increases, which were attributable to higher total net sales and higher percentages of sales of higher margin, high performance printed circuit materials products in the 2011 fiscal year periods. However, the gross profit margin improvements during the three-month and six-month periods ended August 29, 2010 were partially offset by losses incurred at the Company’s recently established Park Aircraft Technologies Corp. business unit in Newton, Kansas.

Selling, general and administrative expenses increased by $2.0 million and $3.9 million or by 39% and 35%, respectively, during the three-month period and six-month period, respectively, ended August 29, 2010 compared to last fiscal year’s comparable periods. These expenses, measured as percentages of sales, increased to 13.3% during the three months ended August 29, 2010 from 12.2% during last fiscal year’s comparable period but declined to 13.2% during the six months ended August 29, 2010 compared to 14.0% during last year’s comparable period.  The increases in these expenses during the 2011 fiscal year periods were attributable primarily to increases in freight costs and commissions, which vary with shipments, and increases in legal fees and expenses. Stock option expenses were $0.3 million and $0.6 million, respectively, for the three-month and six-month periods ended August 29, 2010 and $0.3 million and $0.6 million, respectively, for the three-month and six-month periods ended August 30, 2009.

For the reasons set forth above, the Company’s earnings from operations increased to $11.1 million for the three months ended August 29, 2010 from $5.7 million for the three months ended August 30, 2009 and increased to $23.5 million for the six months ended August 29, 2010 from $9.0 million for the six months ended August 30, 2009.

Interest and other income, principally investment income, was $0.2 million and $0.3 million, respectively, for the three-month and six-month periods ended August 29, 2010 compared to $0.2 million and $0.9 million, respectively, for last fiscal year’s comparable periods. The decreases in investment income were attributable principally to lower prevailing interest rates, partially offset by higher levels of cash available for investment, during the 2011 fiscal year first and second quarters than during the 2010 fiscal year first and second quarters. The Company's investments were primarily in short-term instruments and money market funds.

The Company’s effective income tax rates for the three-month and six-month periods ended August 29, 2010 were 16.4% and 18.8%, respectively, compared to effective income tax rates of 20.1% and 21.2%, respectively, for the three-month and six-month periods ended August 30, 2009. The lower effective income tax rates for the three-month and six-month periods ended August 29, 2010 were primarily the results of higher taxable income in jurisdictions with lower income tax rates.

The Company’s net earnings for the three months ended August 29, 2010 increased to $9.4 million from net earnings of $4.8 million for the three months ended August 30, 2009, and the Company’s net earnings for the six months ended August 29, 2010 increased to $19.3 million from net earnings of $7.8 million for the six-months ended August 30, 2009.

Basic and diluted earnings per share were $0.46 for the three months ended August 29, 2010 and $0.94 for the six months ended August 29, 2010 compared to basic and diluted earnings per share of $0.23 and $0.38 for the three-months and six-months, respectively, ended August 30, 2009.

Liquidity and Capital Resources:

At August 29, 2010, the Company's cash and marketable securities were $252.2 million compared to $237.8 million at February 28, 2010, the end of the Company's 2010 fiscal year. Of that $252.2 million, approximately $156.1 million was owned by certain of the Company’s wholly owned foreign subsidiaries at that date.  It is the Company’s practice and intent to reinvest such cash owned by its foreign subsidiaries in the operations of its foreign subsidiaries or in other foreign activities.

The Company's working capital (which includes cash and marketable securities) was $279.0 million at August 29, 2010 compared with $261.0 million at February 28, 2010. The increase in working capital at August 29, 2010 compared with February 28, 2010 was due principally to the increase in cash and marketable securities and increases in accounts receivable, inventories and prepaid expenses and other current assets slightly offset by an increase in accrued liabilities. Accounts receivable at August 29, 2010 were 8% higher than at February 28, 2010 as a result of higher sales during the three months ended August 29, 2010 than during the three months ended February 28, 2010. Inventories were 18% higher at August 29, 2010 than at February 28, 2010 primarily as a result of higher raw materials and finished goods.  At August 29, 2010, prepaid expenses and other current assets were 124% higher than at February 28, 2010 as a result of increases in prepaid insurance and value added tax receivable. At August 29, 2010, accrued liabilities were 38% higher than at February 28, 2010 principally as a result of increases in employee benefits.

The Company's current ratio (the ratio of current assets to current liabilities) was 12.6 to 1 at August 29, 2010 compared to 13.1 to 1 at February 28, 2010.

During the six months ended August 29, 2010, net earnings from the Company's operations, before depreciation and amortization and stock-based compensation, reduced by a net decrease in working capital items, resulted in $19.1 million of cash provided by operating activities. During the same six-month period, the Company expended a net amount of $1.9 million for the purchase of property, plant and equipment, primarily for the Company’s new development and manufacturing facility in Newton, Kansas, and expended $1.1 million as additional payment for the acquisition of substantially all the assets and business of Nova Composites, Inc., compared to a net amount of $1.2 million for the purchase of property, plant and equipment, primarily for the facility in Kansas, and a total of $1.0 million as additional payment for the acquisition of substantially all the assets and business of Nova Composites, Inc. in the six-month period ended August 30, 2009. In addition, the Company paid $4.1 million in dividends on its common stock in the six-month period ended August 29, 2010 compared to $3.3 million in the six-month period ended August 30, 2009. Net expenditures for property, plant and equipment were $3.4 million in the 2010 fiscal year and $12.2 million in the 2009 fiscal year.

In the first quarter of the Company’s 2009 fiscal year, the Company’s wholly owned subsidiary, Park Aerospace Structures Corp., acquired substantially all the assets and business of Nova Composites, Inc., a manufacturer of aircraft composite parts and assemblies and the tooling for such parts and assemblies, located in Lynnwood, Washington, for a cash purchase price of $4.5 million paid at the closing of the acquisition and up to an additional $5.5 million payable over five years depending on the achievement of specified earn-out objectives. The Company paid an additional $1.0 million for such acquisition in the 2010 fiscal year second quarter and an additional $1.1 million in the 2011 fiscal year first quarter, leaving up to an additional $3.3 million payable over three years depending on the achievement of the earn-out objectives.

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

At August 29, 2010 and at August 30, 2009, the Company had no long-term debt.

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

The Company's contractual obligations and other commercial commitments to make future payments under contracts, such as lease agreements, consist only of operating lease commitments, commitments to purchase equipment for the expansion of the Company’s new development and manufacturing facility in Newton, Kansas and the Company’s obligation to pay up to an additional $3.3 million over three years in connection with the acquisition of the assets and business of Nova Composites, Inc., described above. The Company has no long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments or contingent commitments, other than two standby letters of credit in the total amount of $1.38 million to secure the Company's obligations under its workers' compensation insurance program.

As of August 29, 2010, there were no material changes outside the ordinary course of the Company’s business in the Company’s contractual obligations disclosed in Item 7 of Part II of its Form 10-K Annual Report for the fiscal year ended February 28, 2010.

Off-Balance Sheet Arrangements:

The Company's liquidity is not dependent on the use of, and the Company is not engaged in, any off-balance sheet financing arrangements, such as securitization of receivables or obtaining access to assets through special purpose entities.

Environmental Matters:

In the six-month period ended August 30, 2009, the Company reversed an accrual of approximately $0.8 million for environmental remedial response and clean-up costs, which was recorded as a reduction to selling, general and administrative expenses for such period, as a result of the Company’s conclusion that the likelihood of any liability in connection with such accrual was remote. While annual expenditures have generally been constant from year to year and may increase over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At August 29, 2010 and February 28, 2010, the amount recorded in accrued liabilities for environmental matters was $9,000.

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

The Company is obligated to pay up to an additional $3.3 million over three years depending on the achievement of specified earn-out objectives in connection with the acquisition by the Company’s wholly owned subsidiary, Park Aerospace Structures Corp., of substantially all the assets and business of Nova Composites, Inc., a manufacturer of composite parts and assemblies and the tooling for such parts and assemblies, located in Lynnwood, Washington, in addition to a cash purchase price of $4.5 million paid at the closing of the acquisition on April 1, 2008 and payments of $1.0 million paid in the 2010 fiscal year second quarter and $1.1 million in the 2011 fiscal year first quarter.

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

Company's market risk exposure at August 29, 2010 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended February 28, 2010.

Item 4.	Controls and Procedures.

(a)	Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of August 29, 2010, the end of the quarterly fiscal period covered by this quarterly report.

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

The following table provides information with respect to shares of the Company's Common Stock acquired by the Company during each month included in the Company’s 2011 fiscal year second quarter ended August 29, 2010.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
May 31 – June 29	0	$ −	0

June 30 – July 29	0	-	0

July 30 -August 29	6	24.88	0

Total	6	$24.88	0	2,000,000	(a)

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

Park Electrochemical Corp.
(Registrant)

Date: October 7, 2010	/s/ Brian E. Shore
Brian E. Shore
President and
Chief Executive Officer
(principal executive officer)

Date: October 7, 2010	/s/ David R. Dahlquist
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