Form 10-Q
period 2010-11-28
PARK ELECTROCHEMICAL CORP
filed 2011-01-06
CIK 76267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 28, 2010

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to__________

Commission file number     1-4415

PARK ELECTROCHEMICAL CORP.
(Exact Name of Registrant as Specified in Its Charter)

New York	11-1734643
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

__48 South Service Road, Melville, N.Y.	11747
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,670,249 as of January 4, 2011.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	November 28, 2010 (Unaudited)	February 28, 2010*

ASSETS
Current assets:
Cash and cash equivalents	$124,297	$134,030
Marketable securities (Note 3)	138,615	103,810
Accounts receivable, net	27,760	31,698
Inventories (Note 4)	13,417	11,973
Prepaid expenses and other current assets	2,613	1,167
Total current assets	306,702	282,678

Property, plant and equipment, net	42,615	44,905
Goodwill	6,476	5,376
Other assets	10,543	10,145
Total assets	$366,336	$343,104

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,553	$10,201
Accrued liabilities	9,847	7,301
Income taxes payable	4,205	4,140
Total current liabilities	23,605	21,642

Deferred income taxes	1,398	1,398
Other liabilities (Note 6)	3,422	3,966
Total liabilities	28,425	27,006

Stockholders' equity:
Common stock	2,065	2,054
Additional paid-in capital	152,460	149,352
Retained earnings	181,232	163,077
Treasury stock, at cost	(2)	(1)
Accumulated other comprehensive income	2,156	1,616
Total stockholders' equity	337,911	316,098
Total liabilities and stockholders’ equity	$366,336	$343,104

*The balance sheet at February 28, 2010 has been derived from the audited financial statements at that date.

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	13 weeks ended		39 weeks ended
	(Unaudited)		(Unaudited)
	November 28, 2010	November 29, 2009	November 28, 2010	November 29, 2009

Net sales	$46,920	$46,088	$160,451	$125,303

Cost of sales	32,428	32,327	107,479	91,386

Gross profit	14,492	13,761	52,972	33,917

Selling, general and administrative expenses	6,381	6,128	21,381	17,248

Restructuring charges (Note 6)	1,312	-	1,312	-

Earnings from operations	6,799	7,633	30,279	16,669

Interest income and other income	123	112	417	1,005

Earnings from operations before income taxes	6,922	7,745	30,696	17,674

Income tax provision	1,902	576	6,360	2,676

Net earnings	$5,020	$7,169	$24,336	$14,998

Earnings per share (Note 7)
Basic	$0.24	$0.35	$1.18	$0.73
Diluted	$0.24	$0.35	$1.18	$0.73

Weighted average number of common and common equivalent shares outstanding:
Basic shares	20,636	20,541	20,610	20,515
Diluted shares	20,674	20,573	20,641	20,536

Dividends declared per share	$0.10	$-	$0.30	$0.26

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	39 Weeks Ended
	(Unaudited)
	November 28, 2010	November 29, 2009

Cash flows from operating activities:
Net earnings	$24,336	$14,998
Depreciation and amortization	5,186	5,221
Stock-based compensation	750	828
Change in operating assets and liabilities	2,759	(5,499)

Net cash provided by operating activities	33,031	15,548

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,585)	(1,675)
Proceeds from sales of property, plant and Equipment	-	130
Purchases of marketable securities	(211,727)	(91,732)
Proceeds from sales and maturities of marketable securities	176,631	199,565
Business acquisition	(1,100)	(1,025)

Net cash (used in) provided by investing Activities	(38,781)	105,263

Cash flows from financing activities:
Dividends paid	(6,181)	(5,335)
Proceeds from exercise of stock options	1,941	1,178
Tax benefits from exercise of stock options	429	155

Net cash used in financing activities	(3,811)	(4,002)

Change in cash and cash equivalents before exchange rate changes	(9,561)	116,809

Effect of exchange rate changes on cash and cash equivalents	(172)	391

Change in cash and cash equivalents	(9,733)	117,200
Cash and cash equivalents, beginning of Period	134,030	40,790

Cash and cash equivalents, end of period	$124,297	$157,990

Supplemental cash flow information:
Cash paid during the period for income taxes	$5,817	$3,941

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except per share and option amounts)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of November 28, 2010, the consolidated statements of operations for the 13 weeks and 39 weeks ended November 28, 2010 and November 29, 2009 and the condensed consolidated statements of cash flows for the 39 weeks then ended have been prepared by Park Electrochemical Corp. (the “Company”), without audit. In the opinion of management, these unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at November 28, 2010 and the results of operations and cash flows for all periods presented.

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

The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and any assets and liabilities acquired in a business combination or any long-lived assets written down to fair value. To measure fair value for such assets, the Company uses Level 3 inputs consisting of techniques including an income approach and a market approach. The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate.  Assumptions used in the discounted cash flow analysis require the exercise of significant judgment, including judgment about appropriate discount rates and terminal value, growth rates and the amount and timing of expected future cash flows.

3.	MARKETABLE SECURITIES

The following is a summary of available-for-sale securities:

	Gross	Gross
	Unrealized	Unrealized	Estimated
	Gains	Losses	Fair Value

November 28, 2010:
U.S. Treasury and other government securities	$30	$76	$88,400
U.S. corporate debt securities	57	13	50,215
Total marketable securities	$87	$89	$138,615

February 28, 2010:
U.S. Treasury and other government securities	$33	$6	$56,279
U.S. corporate debt securities	-	12	5,209
Certificates of deposit	-	-	42,322
Total marketable securities	$33	$18	$103,810

The estimated fair values of such securities were determined based on observable inputs, which were quoted market prices for identical assets in active markets. The estimated fair values of such securities at November 28, 2010, by contractual maturity, are shown below:

Due in one year or less	$104,284

Due after one year through five years	34,331

$138,615

4.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

	November 28,	February 28,
	2010	2010

Raw materials	$6,808	$5,675
Work-in-progress	2,837	2,975
Finished goods	3,465	3,059
Manufacturing supplies	307	264

	$13,417	$11,973

   5.  STOCK-BASED COMPENSATION

As of November 28, 2010, the Company had a 1992 Stock Option Plan and a 2002 Stock Option Plan, and no other stock-based compensation plan. Both Stock Option Plans have been approved by the Company’s stockholders and provide for the grant of stock options to directors and key employees of the Company. All options granted under such Plans have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant, which pursuant to the terms of the Plans, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted. Options granted under the Plans become exercisable 25% one year from the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire 10 years from the date of grant. The authority to grant additional options under the 1992 Stock Option Plan expired on March 24, 2002, and options to purchase a total of 1,800,000 shares of common stock were authorized for grant under the 2002 Stock Option Plan. At November 28, 2010, 1,830,845 shares of common stock of the Company were reserved for issuance upon exercise of stock options under the 1992 Stock Option Plan and the 2002 Stock Option Plan and 953,481 options were available for future grant under the 2002 Stock Option Plan. One option to purchase 3,000 shares of common stock was granted during the 13-week and 39-week periods ended November 28, 2010. Options to purchase 146,450 shares and 150,450 shares of common stock were granted during the 13 weeks and 39 weeks, respectively, ended November 29, 2009.

The Company records its stock-based compensation at fair value. The weighted average fair value for options was estimated at the date of grant using the Black-Scholes option-pricing model to be $8.39 for the first 39 weeks of the fiscal year 2011, with the following assumptions: risk free interest rate of 2.63%; expected volatility factor of 35.4%; expected dividend yield of 1.52%; and estimated option term of 5.7 years.

The risk free interest rate is based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the estimated term of the option at the date of the grant. Volatility is based on historical volatility of the Company’s common stock. The expected dividend yield is based on the regular cash dividends per share paid by the Company in the 2010 fiscal year and on the exercise price of the option granted during the 13 weeks and 39 weeks ended November 28, 2010. The estimated term of the option is based on evaluations of historical and expected future employee exercise behavior.

The future compensation expense affecting earnings from operations before income taxes for options outstanding at November 28, 2010 will be $1,316 and will be recognized over the next four fiscal years.

The following is a summary of options for the 39 weeks ended November 28, 2010:

			Weighted Average
		Weighted Average	Remaining Contract	Aggregated
	Options	Exercise Price	Life in Months	Intrinsic Value
Outstanding at February 28, 2010	1,018,095	$24.89	66.68	$2,901
Granted	3,000	26.40
Exercised	(110,193)	17.60
Terminated or expired	(33,538)	24.25

Outstanding at November 28, 2010	877,364	$25.75	64.35	$2,265

Exercisable at November 28, 2010	672,695	$25.68	53.95	$1,859

The total intrinsic values of options exercised during the 13 weeks ended November 28, 2010 and November 29, 2009 were $61 and $0, respectively. The total intrinsic values of options exercised during the 39 weeks ended November 28, 2010 and November 29, 2009 were $1,310 and $352, respectively.

A summary of the status of the Company’s nonvested options at November 28, 2010, and changes during the 13 week period then ended, is presented below:

	Shares Subject To Options	Weighted Average Grant Date Fair Value
Nonvested at August 29, 2010	248,094	$7.26

Granted	3,000	8.39
Vested	(32,124)	7.95
Terminated	(14,301)	7.77

Nonvested at November 28, 2010	204,669	$6.95

6.	RESTRUCTURING CHARGES

In the 2009 fiscal year fourth quarter, the Company recorded a charge of $4,100 for the closure of the Company’s Neltec Europe SAS digital electronic materials business unit located in Mirebeau, France.  In the 13 weeks and 39 weeks ended November 28, 2010, the Company recorded an additional charge of $1,312 related to the closure. The additional charge was based on updated estimates of the total costs to complete the closure of the Neltec Europe business unit as a result of recent additional information regarding such costs, including recent developments relating to certain employment litigation initiated in France after the closure and other expenses in excess of the original estimates.

As of February 28, 2010, the Company had remaining obligations of $112 related to the closure of the Neltec Europe SAS business unit. The Company paid $177 and $202 of these obligations in the 13 weeks and 39 weeks ended November 28, 2010 and expects to pay the remaining $1,222 during the 2011 and 2012 fiscal years.

During the 2004 fiscal year, the Company recorded charges related to the realignment of its North American volume printed circuit materials operations. The charges were for employment termination benefits of $1,258, which were fully paid in fiscal year 2004, and lease and other obligations of $7,292. All costs other than the lease obligations were settled prior to fiscal year 2007. The future lease obligations are payable through September 2013. The remaining balances on the lease obligations relating to the realignment were $2,028 and $2,534 as of November 28, 2010 and February 28, 2010, respectively. For the 13 weeks and 39 weeks ended November 28, 2010, the Company applied $265 and $506, respectively, of lease payments against such lease obligations.

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

The following table sets forth the calculation of basic and diluted earnings per share for the 13 weeks and 39 weeks ended November 28, 2010 and November 29, 2009.

	13 weeks ended		39 weeks ended
	November 28, 2010	November 29, 2009	November 28, 2010	November 29, 2009

Net Earnings	$5,020	$7,169	$24,336	$14,998
Weighted average common shares outstanding for basic EPS	20,636	20,541	20,610	20,515

Net effect of dilutive options	38	32	31	21

Weighted average shares outstanding for diluted EPS	20,674	20,573	20,641	20,536

Basic earnings per share	$0.24	$0.35	$1.18	$0.73
Diluted earnings per share	$0.24	$0.35	$1.18	$0.73

Common stock equivalents, which were not included in the computation of diluted earnings per share because the effect would have been antidilutive as the options’ exercise prices were greater than the average market price of the common stock, were 328 and 707 for the 13 weeks ended November 28, 2010 and November 29, 2009, respectively, and 290 and 758 for the 39 weeks ended November 28, 2010 and November 29, 2009, respectively.

8.	SHAREHOLDERS’ EQUITY

During the 39 weeks ended November 28, 2010, the Company issued 110,193 shares pursuant to the exercise of stock options and recognized stock-based compensation expense and tax benefits from stock-based compensation of $750 and $429, respectively. These transactions resulted in the $3,108 increase in additional paid-in capital during the period.

9.	INCOME TAXES

The Company’s effective tax rates for the 13-week and 39-week periods ended November 28, 2010 were 27.5% and 20.7%, respectively, compared to 7.4% and 15.1%, respectively, for the 13-week and 39-week periods ended November 29, 2009. The effective rates varied from the U.S. Federal statutory rate primarily due to foreign income taxed at lower rates.

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

10.  COMPREHENSIVE INCOME

The following table summarizes the components of comprehensive income for the 13 weeks and 39 weeks ended November 28, 2010 and November 29, 2009:

	13 weeks ended		39 weeks ended
	November 28, 2010	November 29, 2009	November 28, 2010	November 29, 2009

Net earnings	$5,020	$7,169	$24,336	$14,998
Exchange rate changes	17	98	551	354
Net unrealized (loss) gain on marketable securities, net of tax	(13)	86	(10)	94
Comprehensive income	$5,024	$7,353	$24,877	$15,446

11.	GEOGRAPHIC REGIONS

The Company is a global advanced materials company which develops, manufactures, markets and sells high technology digital and RF/microwave printed circuit materials principally for the telecommunications and internet infrastructure and high-end computing markets and advanced composite materials, parts and assemblies for the aerospace markets. The Company’s printed circuit materials products, the Company’s advanced composite materials products and the Company’s composite parts and assemblies products are sold to customers in North America, Europe and Asia.

Sales are attributed to geographic region based upon the region in which the materials were delivered to the customer.

Financial information concerning the Company's operations by geographic region follows:

	13 weeks ended		39 weeks ended
	November 28	November 29,	November 28,	November 29,
	2010	2009	2010	2009

Sales:
North America	$23,093	$22,092	$74,542	$63,834
Europe	4,567	4,240	16,818	11,967
Asia	19,260	19,756	69,091	49,502
Total sales	$46,920	$46,088	$160,451	$125,303

	November 28, 2010	February 28, 2010

Long-lived assets:
North America	$39,561	$40,021
Europe	1,253	1,264
Asia	18,820	19,141
Total long-lived assets	$59,634	$60,426

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

The $1,312 charge in the 39 weeks ended November 28, 2010 related to the closure, in January of 2009, of the Company’s Neltec Europe SAS digital electronic materials business unit located in Mirebeau, France included an amount relating to certain employment litigation initiated in France after the closure. See Note 6.

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

The total costs incurred by the Company and its subsidiaries in connection with these sites, including legal fees incurred by the Company and its subsidiaries and their assessed share of remediation costs and excluding amounts paid or reimbursed by insurance carriers, were nil in both the 13 weeks and 39 weeks ended November 28, 2010 and approximately $1 and $2 respectively, in the 13 weeks and 39 weeks ended November 29, 2009. The recorded liabilities included in accrued liabilities for environmental matters were $9 at both November 28, 2010 and February 28, 2010.

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

General:

Park Electrochemical Corp. (“Park” or the “Company”) is a global advanced materials company which develops, manufactures, markets and sells high-technology digital and RF/microwave printed circuit materials principally for the telecommunications and internet infrastructure and high-end computing markets and advanced composite materials, parts and assemblies for the aerospace markets. The Company’s core capabilities are in the areas of polymer chemistry formulation and coating technology. The Company also specializes in the design and manufacture of complex composite aircraft and space vehicle parts. The Company’s manufacturing facilities are located in Singapore, China, France, Connecticut, Kansas, Arizona, California and Washington.

The Company's total net sales increased slightly in the three-month period ended November 28, 2010 compared to last year's comparable period primarily as a result of an increase in sales of the Company’s printed circuit materials products in North America, and the Company’s total net sales increased substantially in the nine-months ended November 28, 2010 compared to last year’s comparable period as a result of increases in sales of printed circuit materials products in North America, Europe and Asia. The Company’s sales of advanced composite materials, parts and assemblies also increased in the three months ended November 28, 2010 and increased slightly in the nine-months ended November 28, 2010. However, the Company’s total net sales in the three months ended November 28, 2010 were lower than its total net sales in the three months ended August 29, 2010.

The Company’s operating performance in the three-month and nine-month periods ended November 28, 2010 was stronger than in the 2010 fiscal year comparable periods. The Company’s gross profit margin, measured as a percentage of sales, improved to 30.9% in the 2011 fiscal year third quarter compared to 29.9% in the 2010 fiscal year third quarter as a result of the higher percentage of sales of higher margin, high performance printed circuit materials products in the 2011 fiscal year period. The Company’s gross profit margin in the nine months ended November 28, 2010 improved to 33.0% compared to 27.1% in the 2010 fiscal year comparable period as a result of operating efficiencies resulting from the increase in the Company’s total net sales in the 2011 fiscal year first nine months and as a result of the higher percentage of sales of higher margin, high performance printed circuit materials products in the 2011 fiscal year period. However, the gross profit margin improvements during the three-month and nine-month periods ended November 28, 2010 were partially offset by losses incurred at the Company’s recently established Park Aircraft Technologies Corp. business unit in Newton, Kansas.

The Company’s earnings from operations in the three months ended November 28, 2010 were lower than its earnings from operations in the three months ended November 29, 2009 as a result of the pre-tax charge of $1.3 million recorded by the Company in the three-month period ended November 28, 2010 related to the closure, in January of 2009, of the operations of Neltec Europe SAS, the Company’s digital electronic materials business unit located in Mirebeau, France. The Company’s earnings from operations in the nine months ended November 28, 2010 were substantially higher than its earnings from operations in the nine months ended November 29, 2009 as a result of the higher total sales and a higher percentage of sales of higher margin, high performance printed circuit materials products in the 2011 fiscal year period despite the aforementioned charge. The Company’s net earnings in the three months ended November 28, 2010 were lower than its net earnings in the three months ended November 29, 2009 as a result of the aforementioned charge and as a result of the higher income tax provision in the three months ended November 28, 2010 than in the 2010 fiscal year period. The Company’s net earnings in the 2011 fiscal year first nine months were substantially higher than its net earnings in the 2010 fiscal year first nine months as a result of the Company’s strong operating performance in the 2011 fiscal year period and despite the aforementioned $1.3 million charge and despite the higher income tax provision in the 2011 fiscal year first nine months than in the 2010 fiscal year comparable period.

The markets in North America, Asia and Europe for the Company’s printed circuit materials products strengthened in the 2010 fiscal year third and fourth quarters after prevailing weakness in the 2010 fiscal year first and second quarters, and such strength continued in the 2011 fiscal year first and second quarters but abated in the 2011 fiscal year third quarter. The markets for the Company’s advanced composite materials, parts and assemblies products weakened during the 2009 fiscal year third and fourth quarters, and such weakness continued during the 2010 fiscal year. Such markets for the Company’s advanced composite materials, parts and assemblies showed some small signs of improvement during the 2011 fiscal year first, second and third quarters.

The global markets for the Company’s printed circuit materials products continue to be very difficult to forecast, and it is not clear to the Company what the condition of the global markets for the Company’s printed circuit materials products will be in the 2011 fiscal year fourth quarter or beyond. Further, the Company is not able to predict the impact the current global economic and financial conditions will have on the markets for its advanced composite materials, parts and assemblies in the 2011 fiscal year fourth quarter or beyond.

In the third quarter of the Company’s 2010 fiscal year, the Company commenced the construction of a major expansion of its new development and manufacturing facility in Newton, Kansas in order to manufacture composite parts and assemblies for the aircraft and space vehicle industries. The expansion includes approximately 37,000 square feet of manufacturing and storage space, and the Company plans to spend approximately $5 million on the expansion. The Company completed the construction of the new facility in Newton, Kansas to produce advanced composite materials principally for the aircraft and space vehicle industries in the fourth quarter of the Company’s 2009 fiscal year, and the Company spent approximately $15 million on the facility and equipment.

The Company recorded a pre-tax charge of $1.3 million in the three-month period ended November 28, 2010 related to the closure, in January of 2009, of the operations of Neltec Europe SAS, the Company’s digital electronic materials business unit located in Mirebeau, France. The Company previously recorded a pre-tax charge of $4.1 million in connection with such closure in the fourth quarter of its fiscal year ended March 1, 2009. The additional charge in the 2011 fiscal year third quarter was based on updated estimates of the total costs to complete the closure of the Neltec Europe SAS business unit as a result of recent additional information regarding such costs, including recent developments relating to certain employment litigation initiated in France after the closure and other expenses in excess of the original estimates. The closure of Neltec Europe SAS in

January of 2009 was a major component of restructurings of the operations of the Company’s Neltec Europe SAS and Neltec SA business units in the fourth quarter of the 2009 fiscal year in response to the continuing serious erosion of the markets for electronic materials in Europe and the continuing migration of such markets to Asia. The market for such products in Europe had eroded to the point where the Company believed it was not possible for the Neltec Europe SAS business to be viable, and as a major component of such restructurings, Neltec Europe SAS closed completely its operations. Although the Company is continuing the operations of its Neltec SA RF/microwave electronic materials business unit, the restructurings included a reorganization of certain of the activities of Neltec SA.

Three and Nine Months Ended November 28, 2010 Compared with Three and Nine Months Ended November 29, 2009:

The Company’s total net sales and its net sales of printed circuit materials products increased slightly during the three-month period ended November 28, 2010 compared to the three-month period ended November 29, 2009 as a result of increases in such sales in North America, and the Company’s total net sales and its net sales of printed circuit materials products increased substantially in the nine-month period ended November 28, 2010 compared to last year’s comparable period as a result of increases in sales of printed circuit materials products in North America, Europe and Asia. The Company’s sales of advanced composite materials, parts and assemblies products also increased in the three-month period ended November 28, 2010 and increased slightly in the nine-month period ended November 28, 2010. Net sales of the Company’s advanced composite materials, parts and assemblies products were $5.5 million and $17.9 million in the three months and nine months, respectively, ended November 28, 2010, or 12% and 11% of the Company’s total net sales worldwide in the three-months and nine-months, respectively, ended November 28, 2010 compared to $4.8 million and $17.8 million in the three months and nine months, respectively, ended November 29, 2009, or 10% and 14%, respectively, of the Company’s total net sales worldwide in the 2010 fiscal year comparable periods.

The Company’s gross profits and its gross profit margins improved in the three months and nine months ended November 28, 2010 compared to the prior year comparable period. The gross profit margin improved to 30.9% in the three months ended November 28, 2010 compared to 29.9% in the prior year comparable period as a result of the higher percentage of sales of higher margin, high performance printed circuit materials products in the 2011 fiscal year period. In the nine months ended November 28, 2010, the gross profit margin improved to 33.0% compared to 27.1% in the prior year comparable period as a result of operating efficiencies resulting from the higher total net sales and as a result of the higher percentage of sales of higher margin, high performance printed circuit materials products. However, the gross profit margin improvements during the three-month and nine-month periods ended November 28, 2010 were partially offset by losses incurred at the Company’s recently established Park Aircraft Technologies Corp. business unit in Newton, Kansas.

The Company’s earnings from operations in the three-month and nine-month periods ended November 28, 2010 were adversely affected by the pre-tax charge of $1.3 million recorded by the Company in the three-month period ended November 28, 2010 related to the closure, in January of 2009, of the operations of Neltec Europe SAS, the Company’s digital electronic materials business unit located in Mirebeau, France, and the Company’s net earnings in the three-month and nine-month periods ended November 28, 2010 were adversely affected by such charge and by the higher income tax provisions in the three-

month and nine-month periods ended November 28, 2010 than in the prior fiscal years comparable periods. Earnings from operations and net earnings in the three months ended November 28, 2010 were lower than in the prior year’s comparable period, while earnings from operations and net earnings in the nine months ended November 28, 2010 were substantially higher than in the prior year’s comparable period.

Results of Operations

The Company’s total net sales in the three-month period ended November 28, 2010 increased 2% to $46.9 million from $46.1 million in last fiscal year’s comparable period. The Company’s total net sales for the nine-month period ended November 28, 2010 increased 28% to $160.5 million from $125.3 million in last fiscal year’s comparable period. The increases in net sales were the result of higher unit volumes of printed circuit materials products shipped by the Company’s operations in North America in the 2011 fiscal year third quarter and higher unit volumes of printed circuit materials products shipped by the Company’s operations in North America, Europe and Asia in the 2011 fiscal year first nine months. The increases in net sales in the 2011 fiscal year third quarter was also the result of higher sales of the Company’s advanced composite materials, parts and assemblies, while the sales levels of such products in the 2011 fiscal year first nine months were almost unchanged from the levels in the prior year’s comparable period.

The Company’s foreign sales were $23.8 million and $85.9 million, respectively, or 51% and 54%, respectively, of the Company’s total net sales worldwide, during the three-month and nine-month periods ended November 28, 2010, compared with $24.4 million and $61.9 million, respectively, of foreign sales, or 53% and 49%, respectively, of total net sales worldwide, during last year’s comparable periods. The Company’s foreign sales decreased 2% during the three months ended November 28, 2010 from last year’s comparable period primarily as a result of a decrease in sales in Asia and increased 40% during the nine months ended November 28, 2010 from last year’s comparable period as a result of increases in sales in Europe and Asia.

For the three-month period ended November 28, 2010, the Company’s sales in North America, Asia and Europe were 49%, 41% and 10%, respectively, of the Company’s total net sales worldwide compared with 47%, 43% and 10%, respectively, for the three-month period ended November 29, 2009; and for the nine-month period ended November 28, 2010, the Company’s sales in North America, Asia and Europe were 46%, 43% and 11%, respectively, of the Company’s total net sales worldwide compared with 51%, 39% and 10%, respectively, for the nine-month period ended November 29, 2009. The Company’s sales in North America increased 6%, its sales in Europe decreased 1% and its sales in Asia decreased 3% in the three-month period ended November 28, 2010 compared with the three-month period ended November 29, 2009, and its sales in North America increased 17%, its sales in Asia increased 40% and its sales in Europe increased 36% in the nine-month period ended November 28, 2010 compared with the nine-month period ended November 29, 2009.

The gross profits as percentages of net sales for the Company’s worldwide operations improved to 30.9% and 33.0%, respectively, in the three months and nine months ended November 28, 2010 compared with 29.9% and 27.1% in last fiscal year’s comparable periods. The increase in the gross profit margin in the three months ended November 28, 2010 was attributable to the higher percentage of sales of higher margin, high performance printed circuit materials products than in the 2010 fiscal year comparable period, while the increase in the gross profit margin in the nine months ended November 28, 2010 was attributable to operating efficiencies resulting from the higher total net sales as well as to the higher percentage of sales of higher margin, high performance printed circuit materials products than in the 2010 fiscal year comparable period. However, the gross profit margin improvements during the three-month and nine-month periods ended November 28, 2010 were partially offset by losses incurred at the Company’s recently established Park Aircraft Technologies Corp. business unit in Newton, Kansas.

During both the three-month and nine-month periods ended November 28, 2010 and both the three-month and nine-month periods ended November 29, 2009, the Company’s total net sales worldwide of high temperature printed circuit materials, which include high performance materials (non-FR4 printed circuit materials), were 100% of the Company’s total net sales worldwide of printed circuit materials.

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

During the three-month and nine-month periods ended November 28, 2010, the Company’s total net sales worldwide of high performance printed circuit materials (non-FR4 printed circuit materials) were 72% and 74%, respectively, of the Company’s total net sales worldwide of printed circuit materials, compared with 69% and 67% for last fiscal year’s comparable periods.

The Company’s cost of sales as a percentage of net sales decreased to 69.1% in the three months ended November 28, 2010 from 70.1% in the three months ended November 29, 2009 and to 67.0% in the nine months ended November 28, 2010 from 72.9% in the nine months ended November 29, 2009 resulting in gross profit margin increases. The gross profit margin increase in the three months ended November 28, 2010 was attributable to the higher percentage of sales of higher margin, high performance printed circuit materials products in the 2011 fiscal year period than in the 2010 fiscal year comparable period. The gross profit margin increase in the nine months ended November 28, 2010 was attributable to operating efficiencies resulting from the higher total net sales in such period than in the nine months ended November 29, 2009 as well as to the higher percentage of sales of higher margin, high performance printed circuit materials products. However, the gross profit margin improvements during the three-month and nine-month periods ended November 28, 2010 were partially offset by losses incurred at the Company’s recently established Park Aircraft Technologies Corp. business unit in Newton, Kansas.

Selling, general and administrative expenses increased by $0.3 million and $4.1 million, respectively, or by 4% and 24%, respectively, during the three-month period and nine-month period, respectively, ended November 28, 2010 compared with last fiscal year’s comparable periods. These expenses, measured as percentages of sales, increased to 13.6% during the three months ended November 28, 2010 from 13.3% during last fiscal year’s comparable period but declined to 13.3% during the nine months ended November 28, 2010 compared to 13.8% during last year’s comparable period. The increases in these expenses during the 2011 fiscal year periods were attributable primarily to increases in freight costs and commissions, which vary with shipments, and increases in legal fees and expenses. Stock option expenses were $200,000 and $750,000, respectively, for the three-month and nine-month periods ended November 28, 2010 compared with $257,000 and $828,000 for last fiscal year’s comparable periods.

During the three-month period ended November 28, 2010, the Company recorded a pre-tax charge of $1.3 million related to the closure, in January of 2009, of the operations of Neltec Europe SAS, the Company’s digital electronic materials business unit located in Mirebeau, France.

For the reasons set forth above, the Company’s earnings from operations were $6.8 million for the three months ended November 28, 2010, including the $1.3 million charge related to the closure of Neltec Europe SAS in January 2009, compared to $7.6 million for the three months ended November 29, 2009, and its earnings from operations were $30.3 million for the nine months ended November 28, 2010, including the aforementioned charge, compared to $16.7 million for the nine months ended November 29, 2009.

Interest and other income, principally investment income, was $0.1 million and $0.4 million, respectively, for the three-month and nine-month periods ended November 28, 2010 compared to $0.1 million and $1.0 million, respectively, for last fiscal year’s comparable periods. The decrease in investment income for the nine months ended November 28, 2010 was attributable to lower prevailing interest rates, partially offset by higher levels of cash available for investment, during the 2011 fiscal year period than during the 2010 fiscal year period. The Company’s investments were primarily in short-term instruments and money market funds.

The Company’s effective income tax rates for the three-month and nine-month periods ended November 28, 2010 were 27.5% and 20.7%, respectively, compared to effective income tax rates for the three-month and nine-month periods ended November 29, 2009 of 7.4% and 15.1%, respectively. There was no tax benefit associated with the $1.3 million charge related to the 2009 closure of Neltec Europe SAS described above. Such charge had the effect of increasing the effective income tax rates by 4.4 and 0.8 percentage points in the three-months and nine-months, respectively, ended November 28, 2010. The Company’s effective income tax rates for the three-month and nine-month periods ended November 29, 2009 were favorably impacted by an adjustment of $945,000 in the three-month period primarily for a retroactive extension of a development and expansion tax incentive in Singapore.

The Company’s net earnings for the three months and nine months ended November 28, 2010 were $5.0 million and $24.3 million, respectively, including the $1.3 million charge described above, compared to net earnings for the three months and nine months ended November 29, 2009 of $7.2 million and $15.0 million, respectively.

Basic and diluted earnings per share were $0.24 for the three months ended November 28, 2010 and $1.18 for the nine months ended November 28, 2010 compared to basic and diluted earnings per share of $0.35 and $0.73 for the three months and nine months, respectively, ended November 29, 2009. The net impact of the charge described above was to reduce basic and diluted earnings per share by $0.07 in the three months ended November 28, 2010 and to reduce basic and diluted earnings per share by $0.06 in the nine months ended November 28, 2010.

Liquidity and Capital Resources:

At November 28, 2010, the Company's cash and marketable securities were $262.9 million compared to $237.8 million at February 28, 2010, the end of the Company's 2010 fiscal year. The Company's working capital (which includes cash and marketable securities) was $283.1 million at November 28, 2010 compared to $261.0 million at February 28, 2010. The increase in working capital at November 28, 2010 compared with February 28, 2010 was due principally to the increase in cash and marketable securities and increases in inventories and other current assets and a decrease in accounts payable partially offset by a decrease in accounts receivable and an increase in accrued liabilities.

The 12% increase in inventories at November 28, 2010 compared to February 28, 2010 was primarily due to an increase in raw materials caused by a reduction in production activity in the 2011 fiscal year third quarter. The 124% increase in other current assets at November 28, 2010 compared to February 28, 2010 was attributable primarily to an increase in prepaid insurance, value added tax receivables primarily in Singapore and higher interest receivables at November 28, 2010. Accounts payable declined 6% at November 28, 2010 compared to February 28, 2010 primarily due to decreased raw materials purchases at the end of the third quarter. Accounts receivable were 12% lower at November 28, 2010 than at February 28, 2010 as a result of lower sales volumes in the 2011 fiscal year third quarter than in the 2010 fiscal year fourth quarter. Accrued liabilities increased by 35% at November 28, 2010 compared to February 28, 2010 primarily as a result of the additional charge related to the closure of the Company’s Neltec Europe SAS business unit and payroll related benefits.

The Company's current ratio (the ratio of current assets to current liabilities) was 13.0 to 1 at November 28, 2010 compared to 13.1 to 1 at February 28, 2010.

During the nine months ended November 28, 2010, net earnings from the Company's operations, before depreciation and amortization and stock-based compensation, increased by a net decrease in working capital items, resulted in $33.0 million of cash provided by operating activities. During the same nine-month period, the Company expended a net amount of $2.6 million for the purchase of property, plant and equipment, primarily for the Company’s new development and manufacturing facility in Newton, Kansas, and expended $1.1 million as additional payment for the acquisition of substantially all the assets and business of Nova Composites, Inc., compared to a net amount of $1.5 million for the purchase of property, plant and equipment, primarily for the facility in Kansas, and a total of $1.0 million as additional payment for the acquisition of substantially all the assets and business of Nova Composites, Inc. in the nine-month period ended November 29, 2009. In addition, the Company paid $6.2 million in dividends on its common stock in the nine-month period ended November 28, 2010 as a result of the Company’s increase in its quarterly cash dividend from $0.08 per share to $0.10 per share in the 2010 fiscal year third quarter compared to $5.3 million in the nine-month period ended November 29, 2009. Net expenditures for property, plant and equipment were $3.4 million in the 2010 fiscal year and $12.2 million in the 2009 fiscal year.

The Company paid a special cash dividend of $1.00 per share on December 28, 2010 to stockholders of record on December 16, 2010.

In the first quarter of the Company’s 2009 fiscal year, the Company’s wholly owned subsidiary, Park Aerospace Structures Corp., acquired substantially all the assets and business of Nova Composites, Inc., a manufacturer of aircraft composite parts and assemblies and the tooling for such parts and assemblies, located in Lynnwood, Washington, for a cash purchase price of $4.5 million paid at the closing of the acquisition and up to an additional $5.5 million payable over five years depending on the achievement of specified earn-out objectives. The Company paid an additional $1.0 million for such acquisition in the 2010 fiscal year second quarter and an additional $1.1 million in the 2011 fiscal year first quarter, leaving an additional $3.3 million payable over three years depending on the achievement of the earn-out objectives.

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

At November 28, 2010 and at February 28, 2010, the Company had no long-term debt.

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

As of November 28, 2010, there were no material changes outside the ordinary course of the Company’s business in the Company’s contractual obligations disclosed in Item 7 of Part II of its Form 10-K Annual Report for the fiscal year ended February 28, 2010.

Off-Balance Sheet Arrangements:

The Company's liquidity is not dependent on the use of, and the Company is not engaged in, any off-balance sheet financing arrangements, such as securitization of receivables or obtaining access to assets through special purpose entities.

Environmental Matters:

In the nine-month period ended November 29, 2009, the Company reversed an accrual of $0.8 million for environmental remedial response and clean-up costs, which was recorded as a reduction to selling, general and administrative expenses for such period, as a result of the Company’s conclusion that the likelihood of any liability in connection with such accrual was remote. While annual expenditures have generally been constant from year to year and may increase over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At November 28, 2010 and February 28, 2010, the amounts recorded in accrued liabilities for environmental matters was $9,000.

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

Restructurings

The Company recorded a pre-tax charge of $1.3 million in the three-month period ended November 28, 2010 related to the closure, in January of 2009, of the operations of Neltec Europe SAS, the Company’s digital electronic materials business unit located in Mirebeau, France. The Company previously recorded a pre-tax charge of $4.1 million in connection with such closure in the fourth quarter of its fiscal year ended March 1, 2009. The additional charge in the 2011 fiscal year third quarter was based on updated estimates of the total costs to complete the closure of the Neltec Europe SAS business unit as a result of recent additional information regarding such costs, including recent developments relating to certain employment litigation initiated in France after the closure and other expenses in excess of the original estimates. The closure of Neltec Europe SAS in January of 2009 was a major component of restructurings of the operations of the Company’s Neltec Europe SAS and Neltec SA business units in the fourth quarter of the 2009 fiscal year.

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

The $1.3 million charge in the three-month period ended November 28, 2010 related to the closure, in January of 2009, of the Company’s Neltec Europe SAS digital electronic materials business unit located in Mirebeau, France included an amount relating to certain employment litigation initiated in France after the closure. See Note 6 of the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for additional information relating to the aforementioned charge.

The Company is obligated to pay up to an additional $3.3 million over three years depending on the achievement of specified earn-out objectives in connection with the acquisition by the Company’s wholly owned subsidiary, Park Aerospace Structures Corp., of substantially all the assets and business of Nova Composites, Inc., a manufacturer of composite parts and assemblies and the tooling for such parts and assemblies, located in Lynnwood, Washington, in addition to a cash purchase price of $4.5 million paid at the closing of the acquisition on April 1, 2008 and payments of $1.0 million paid in the 2010 fiscal year second quarter and $1.1 million paid in the 2011 fiscal year first quarter.

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

Item 3.         Quantitative and Qualitative Disclosure About Market Risk.

Company's market risk exposure at November 28, 2010 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended February 28, 2010.

Item 4.         Controls and Procedures.

(a)      Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of November 28, 2010, the end of the quarterly fiscal period covered by this quarterly report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to shares of the Company's Common Stock acquired by the Company during each month included in the Company’s 2011 fiscal year third quarter ended November 28, 2010.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

August 31 – September 28	0	$	−	0

September 29 – October 28	0		–	0

October 29 – November 28	3		26.43	0

Total	3		$26.43	0	2,000,000	(a)

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

Park Electrochemical Corp.
(Registrant)

/s/ Brian E. Shore
Date: January 6, 2011	Brian E. Shore
President and
Chief Executive Officer
(principal executive officer)

/s/ David R. Dahlquist
Date: January 6, 2011	David R. Dahlquist
Vice President and Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit No.	Name	Page

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)	32

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)	34

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	36

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	37