Form 10-K
period 2011-02-27
PARK ELECTROCHEMICAL CORP
filed 2011-05-12
CIK 76267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 27, 2011

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒  Smaller Reporting Company  ☐

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

Title of Class	Aggregate Market Value	As of Close of Business On
Common Stock, par value $.10 per share	$514,383,856	August 27, 2010

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding	As of Close of Business On
Common Stock, par value $.10 per share	20,725,371	May 9, 2011

DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for Annual Meeting of Shareholders to be held July 19, 2011 incorporated by reference into Part III of this Report.

PART I

ITEM 1.	BUSINESS.

General

Park Electrochemical Corp. (“Park”), through its subsidiaries (unless the context otherwise requires, Park and its subsidiaries are hereinafter called the “Company”), is a global advanced materials company which develops, manufactures, markets and sells high-technology digital and RF/microwave printed circuit materials products principally for the telecommunications and internet infrastructure and high-end computing markets and advanced composite materials, parts and assemblies products for the aerospace markets. Park’s core capabilities are in the areas of polymer chemistry formulation and coating technology.

Park operates through fully integrated business units in Asia, Europe and North America. The Company's manufacturing facilities are located in Singapore, China, France, Connecticut, Kansas, Arizona, California and Washington.

Sales of Park’s printed circuit materials products were 89% and 87% of the Company’s total net sales worldwide in the 2011 and 2010 fiscal years, respectively, and sales of Park’s advanced composite materials, parts and assemblies products were 11% and 13% of the Company’s total net sales worldwide in the 2011 and 2010 fiscal years, respectively.

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

COREFIX, EF, INNERLAM, LD, NELCO, NELCOTE, PARKNELCO, RTFOIL and SI are registered trademarks of Park Electrochemical Corp., and AEROGLIDE, EASYCURE E-710, ELECTROVUE, EP, MERCURYWAVE, NELTEC, PEELCOTE and POWERBOND are common law trademarks of Park Electrochemical Corp.

Printed Circuit Materials

Printed Circuit Materials Operations

The Company is a leading global designer and producer of advanced printed circuit materials used to fabricate complex multilayer printed circuit boards and other electronic interconnection systems, such as multilayer back-planes, wireless packages, high-speed/low-loss multilayers and high density interconnects (“HDIs”). The Company’s multilayer printed circuit materials consist of copper-clad laminates and prepregs, which is an acronym for pre-impregnated material. The Company has long-term relationships with its major customers, which include leading independent printed circuit board fabricators, electronic manufacturing service companies, electronic contract manufacturers and major electronic original equipment manufacturers ("OEMs"). Multilayer printed circuit boards and interconnect systems are used in virtually all advanced electronic equipment to direct, sequence and control electronic signals between semiconductor devices (such as microprocessors and memory and logic devices), passive components (such as resistors and capacitors) and connection devices (such as infra-red couplings, fiber optics, compliant pin and surface mount connectors). Examples of end uses of the Company’s digital printed circuit materials include high speed routers and servers, storage area networks, supercomputers, satellite switching equipment, and wireless local area networks ("LANs"). The Company's radio frequency ("RF") printed circuit materials are used primarily for military avionics, antennas for cellular telephone base stations, automotive adaptive cruise control systems and avionic communications equipment. The Company has developed long-term relationships with major customers as a result of its leading edge products, extensive technical and engineering service support and responsive manufacturing capabilities.

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

Semiconductor manufacturers have introduced successive generations of more powerful microprocessors and memory and logic devices. Electronic equipment manufacturers have designed these advanced semiconductors into more compact products. High performance computing devices in these smaller platforms require greater reliability, faster signal speeds, closer tolerances, higher component and circuit density and increased overall complexity. As a result, the interconnect industry has developed smaller, lighter, faster and more cost-effective interconnect systems, including advanced multilayer printed circuit boards.

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

Printed Circuit Materials – Products and Services

The Company produces a broad line of advanced printed circuit materials used to fabricate complex multilayer printed circuit boards and other electronic interconnect systems, including backplanes, high speed/low loss multilayers and high density interconnects (“HDIs”). The Company’s diverse advanced printed circuit materials product line is designed to address a wide array of end-use applications and performance requirements.

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

Printed Circuit Materials – Customers and End Markets

The Company’s customers for its advanced printed circuit materials include the leading independent printed circuit board fabricators, electronic manufacturing service (“EMS”) companies, electronic contract manufacturers (“ECMs”) and major electronic original equipment manufacturers ("OEMs") in the computer, networking, telecommunications, wireless communications, transportation, aerospace, military and instrumentation industries located throughout North America, Europe and Asia. The Company seeks to align itself with the larger, more technologically-advanced and better capitalized independent printed circuit board fabricators and major electronic equipment manufacturers which are industry leaders committed to maintaining and improving their industry leadership positions and to building long-term relationships with their suppliers. The Company’s selling effort typically involves several stages and relies on the talents of Company personnel at different levels, from management to sales personnel and quality engineers. In recent years, the Company has augmented its traditional sales personnel with an OEM marketing team and process and product technology specialists.

During the Company's 2011 fiscal year, approximately 14.6% of the Company's total worldwide sales were to Sanmina-SCI Corporation, a leading electronics contract manufacturer and manufacturer of printed circuit boards, approximately 16.4% of the Company's total worldwide sales were to TTM Technologies, Inc., a leading manufacturer of printed circuit boards, and approximately 10.2% of the Company’s total worldwide sales were to subsidiaries of Flextronics International Ltd. which are manufacturers of multilayer printed circuit boards. During the Company’s 2010 fiscal year, approximately 13.7% of the Company’s total worldwide sales were to Sanmina-SCI Corporation, and approximately 11.3% of the Company's total worldwide sales were to TTM Technologies, Inc. During the Company’s 2011 and 2010 fiscal years, sales to no other customer of the Company equaled or exceeded 10% of the Company’s total worldwide sales.

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

The Company manufactures multilayer printed circuit materials at four fully integrated facilities located in the United States, Europe and Southeast Asia. The Company opened its California facility in 1965, its Arizona facility in 1984, its Singapore facility in 1986 and its France facility in 1992. The Company services the North American market principally through its United States manufacturing facilities, the European market principally through its manufacturing facilities in the United States and in France, and the Asian market principally through its Singapore manufacturing facility. During its 2002 fiscal year, the Company established a business center in central China, which was replaced by a manufacturing facility in the Zhuhai Free Trade Zone approximately 50 miles west of Hong Kong in southern China. This facility was completed in the Company’s 2007 fiscal year. During the 2008 fiscal year, the Company modified certain of the equipment in this facility so that it can laminate PTFE based circuitry materials in Asia. In addition, the Company upgraded its printed circuit materials treating operation in Singapore during the 2007 fiscal year so that such operation is capable of treating the Company’s full line of advanced printed circuit materials in Singapore, except PTFE materials; and during the 2011 fiscal year, the Company modified certain of the equipment in Singapore so that it can treat PTFE based circuitry material in Asia.  In addition, during the 2011 fiscal year, the Company commenced an expansion of its printed circuit materials treating operation in Singapore with the installation of an additional advanced, high-speed treater, which the Company expects to be operational in the 2012 fiscal year second quarter. By maintaining technical and engineering staffs at each of its manufacturing facilities, the Company is able to deliver fully-integrated products and services on a timely basis.

Printed Circuit Materials – Materials and Sources of Supply

The principal materials used in the manufacture of the Company’s printed circuit materials products are specially manufactured copper foil, fiberglass and quartz cloth and synthetic reinforcements, and specially formulated resins and chemicals. The Company develops and maintains close working relationships with suppliers of these materials who have dedicated themselves to complying with the Company’s stringent specifications and technical requirements. While the Company’s philosophy is to work with a limited number of suppliers, the Company has identified alternate sources of supply for many, but not all, of these materials. However, there are a limited number of qualified suppliers of these materials, in some cases substitutes for these materials are not always readily available, and, in the past, the industry has experienced shortages in the market for certain of these materials. While the Company considers its relationships with its suppliers to be strong, a shortage of these materials or a disruption of the supply of materials caused by a natural disaster, such as the earthquake and tsunami in Japan in March 2011, or otherwise, could materially increase the Company’s cost of operations and could materially adversely affect the business and results of operations of the Company. The Company recently reported potential significant supply chain issues in Japan as a result of the earthquake and tsunami in Japan in March 2011.

Significant increases in the cost of materials purchased by the Company could also have a material adverse effect on the Company’s business and results of operations if the Company were unable to pass such increases through to its customers. During the second quarter of the 2010 fiscal year, the Company incurred significant increases in the cost of copper foil, one of the Company’s primary raw materials, and the Company passed a substantial portion of such increases through to its customers. During the 2011 fiscal year, the Company experienced significant volatility in the cost of copper foil and incurred a significant overall increase in the cost of such copper foil, and the Company passed a substantial portion of such increase through to its customers.

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

The Company works with original equipment manufacturers (“OEMs”), such as general aviation aircraft manufacturers, and certain tier I suppliers to qualify its advanced composite materials for use on current and upcoming programs. The Company’s customers typically design and specify a material specifically to meet the needs of the part’s end use and the customers’ processing methods. Such customers sometimes work with a supplier to develop the specific resin system and reinforcement combination to match the application. The Company’s customers’ processing may include hand lay-up, resin infusion or more advanced automated lay-up processes. Automated lay-up processes include automated tape lay-up (“ATL”), fiber placement and filament winding. These fabrication processes significantly alter the material form purchased. After the lay-up process is completed, the material is cured by the addition of heat and pressure. Cure processes typically include vacuum bag oven curing, high pressure autoclave, press forming and before press curing. After the part has been cured, final finishing and trimming, and assembly of the structure is performed by the fabricator.

Advanced Composite Materials – Products

The advanced composite materials products manufactured by the Company are primarily thermoset curing prepregs. By analyzing the needs of the markets in which it participates, and working with its customers, the Company has developed proprietary resin formulations to suit the needs of its markets. The complex process of developing resin formulations and selecting the proper reinforcement is accomplished through a collaborative effort of the Company’s research and development and technical sales and marketing resources working with the customers’ technical staff. The Company focuses on developing a thorough understanding of its customers’ businesses, product lines, processes and technical challenges. The Company believes that it develops innovative solutions which utilize technologically advanced materials and concepts for its customers.

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

Advanced Composite Materials – Customers and End Markets

The Company’s advanced composite materials customers include manufacturers in the aerospace, fixed and rotary wing aircraft, rocket motor, electronics, radio frequency (“RF”) and specialty industrial markets. The Company’s materials are marketed primarily by sales personnel and, to a lesser extent, by independent sales representatives.

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

The Company also completes additional processing services, such as toll coating, slitting, sheeting, biasing, sewing and cutting, if needed by the customer. Many of the products manufactured by the Company also undergo extensive testing of the chemical, physical and mechanical properties of the product. These testing requirements are completed in the laboratories and facilities located at the Company’s manufacturing facilities. The Company’s laboratories have been approved by several aerospace OEMs. After all the processing has been completed, the product is inspected and packaged for shipment to the customer. The Company typically supplies final product to the customer in roll or sheet form.

Advanced Composite Materials – Materials and Sources of Supply

The Company designs and manufactures its advanced composite materials to its own specifications and to the specifications of its customers. Product development efforts are focused on developing prepreg materials that meet the specifications of the customers. The materials used in the manufacture of these engineered materials include graphite and carbon fibers and fabrics, Kevlar® (“Kevlar” is a registered trademark of E.I. du Pont de Nemours & Co.), quartz, fiberglass, polyester, specialty chemicals, resins, films, plastics, adhesives and certain other synthetic materials. The Company purchases these materials from several suppliers. Substitutes for many of these materials are not readily available. The qualification and certification of advanced composite materials for certain FAA certified aircraft typically include specific requirements for raw material supply and may restrict the Company’s flexibility in qualifying alternative sources of supply for certain key raw materials. The Company continues to work to determine acceptable alternatives for several raw materials with limited availability.

Advanced Composite Materials – Competition

The Company has many competitors in the advanced composite materials market, ranging in size from large, international corporations to small regional producers. Several of the Company’s largest competitors are vertically integrated, producing raw materials, such as carbon fiber and cloth, as well as composite parts and assemblies. Some of the Company’s competitors may also serve as a supplier to the Company. The Company competes for business on the basis of responsiveness, product performance, innovative new product development, product qualification listing and price.

Advanced Composite Parts and Assemblies

On April 1, 2008, the Company’s wholly owned subsidiary, Park Aerospace Structures Corp., acquired substantially all the assets and business of Nova Composites, Inc. located in Lynnwood, Washington for a cash purchase price of $4.5 million paid at the closing of the acquisition and up to an additional $5.5 million payable over five years depending on the achievement of specified earn-out objectives. The Company paid an additional $1.0 million in the 2010 fiscal year second quarter and an additional $1.1 million in the 2011 fiscal year first quarter, leaving up to an additional $3.3 million payable over three years, as of February 27, 2011, depending on the achievement of the earn-out objectives. In the first quarter of the 2012 fiscal year, the Company paid an additional $1.1 million for such acquisition. Park Aerospace Structures Corp. manufactures aircraft composite parts and assemblies and the tooling for such parts and assemblies. These composite parts and assemblies are manufactured with carbon, fiberglass and other reinforcements impregnated with formulated resins. These impregnated reinforcements, sometimes known as “prepregs”, are supplied by other subsidiaries of Park, as well as independent companies.

In the 2010 fiscal year third quarter, the Company commenced construction of a major expansion of its Park Aircraft Technologies Corp. (“PATC”) advanced composite materials development and manufacturing facility in Newton, Kansas. The PATC facility, which was designed to develop and produce advanced composite materials for the aircraft and space vehicle industries, contains approximately 52,000 square feet of manufacturing, laboratory and office space and cost approximately $15 million to construct and fully equip. The Company is expanding its PATC facility in order to manufacture composite parts and assemblies for the aircraft and space vehicle industries. This expansion includes approximately 37,000 square feet of manufacturing and storage space, and the Company is spending approximately $5 million on the expansion. The Company has completed construction of the expansion and is in the final stages of installing equipment in the expanded facility, and the Company expects the expansion to be operational by the third quarter of the 2012 fiscal year.

Upon completion of the PATC facility expansion, the Company’s objective is for PATC to offer composite aircraft and space vehicle parts design and assembly services, in addition to “build-to-print” services.  The expansion includes both oven and autoclave composite parts curing equipment and capability. When the expansion is complete, PATC  will offer a full range of advanced composite materials manufacturing capability, as well as composite parts design, assembly and production capability, all in its Newton facility. The Company believes that the ability of its PATC facility to offer such a wide and comprehensive array of composite materials and parts manufacturing and development technology and capability to the aircraft and space vehicle industries will provide attractive benefits and advantages to those industries.

Backlog

The Company records an item as backlog when it receives a purchase order specifying the number of units to be purchased, the purchase price, specifications and other customary terms and conditions. At May 1, 2011, the unfilled portion of all purchase orders received by the Company and believed by it to be firm was approximately $8,218,000, compared to $10,691,000 at May 2, 2010.

Various factors contribute to the size of the Company’s backlog. Accordingly, the foregoing information may not be indicative of the Company’s results of operations for any period subsequent to the fiscal year ended February 27, 2011.

Patents and Trademarks

The Company holds several patents and trademarks or licenses thereto. In the Company’s opinion, some of these patents and trademarks are important to its products. Generally, however, the Company does not believe that an inability to obtain new, or to defend existing, patents and trademarks would have a material adverse effect on the Company.

Employees

At February 27, 2011, the Company had 614 employees. Of these employees, 474 were engaged in the Company’s printed circuit materials operations, 87 in its advanced composite materials, parts and assemblies operations and 53 consisted of executive personnel and general administrative staff. None of the Company’s employees are subject to a collective bargaining agreement. Management considers its employee relations to be good.

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

The Company is vulnerable to disruptions and shortages in the supply of, and increases in the prices of, certain raw materials.

There are a limited number of qualified suppliers of the principal materials used by the Company in its manufacture of printed circuit materials, advanced composite materials and composite parts and assemblies. The Company has qualified alternate sources of supply for many, but not all, of its raw materials, but certain raw materials are produced by only one supplier. In some cases, substitutes for certain raw materials are not always readily available, and in the past there have been shortages in the market for certain of these materials. Raw material substitutions for certain aircraft related products may require governmental (such as Federal Aviation Administration) approval. While the Company considers its relationships with its suppliers to be strong, a shortage of these materials or a disruption of the supply of these materials caused by a natural disaster, such as the earthquake and tsunami in Japan in March 2011, or otherwise could materially increase the Company’s cost of operations and could materially adversely affect the business and results of operations of the Company. Likewise, significant increases in the cost of materials purchased by the Company could also materially increase the Company’s cost of operations and could have a material adverse effect on the Company’s business and results of operations if the Company were unable to pass such increases through to its customers. The Company recently reported potential significant supply chain issues in Japan as a result of the earthquake and tsunami in Japan in March 2011.

During the second quarter of the 2010 fiscal year, the Company incurred significant increases in the cost of copper foil, one of the Company’s primary raw materials, and the Company passed a substantial portion of such increases through to its customers. During the 2011 fiscal year, the Company experienced significant volatility in the cost of copper foil and incurred a significant overall increase in the cost of such copper foil, and the Company passed a substantial portion of such increase through to its customers. See “Business—Printed Circuit Materials—Materials and Sources of Supply” in Item 1 of Part I of this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this Report.

The Company's customer base is highly concentrated, and the loss of one or more customers could adversely affect the Company's business.

A loss of one or more key customers could adversely affect the Company's profitability.  The Company's customer base is concentrated, in part, because the Company's business strategy has been to develop long-term relationships with a select group of customers. During the Company's fiscal year ended February 27, 2011, the Company's ten largest customers accounted for approximately 70% of net sales. The Company expects that sales to a relatively small number of customers will continue to account for a significant portion of its net sales for the foreseeable future. See "Business—Printed Circuit Materials—Customers and End Markets” and “Business—Advanced Composite Materials—Customers and End Markets” in Item 1 of Part I of this Report.

The Company's business is dependent on the electronics and aerospace industries which are cyclical in nature.

The electronics and aerospace industries are cyclical and have experienced recurring cycles. The downturns, such as occurred in the electronics industry during the first quarter of the Company's fiscal year ended March 3, 2002 and in the general aviation industry in the fourth quarter of the Company’s 2009 fiscal year, can be unexpected and have often reduced demand for, and prices of, printed circuit materials and advanced composite materials, parts and assemblies. This potential reduction in demand and prices could have a negative impact on the Company’s business.

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

Location	Owned or Leased	Use	Size (Square Footage)

Melville, NY	Leased	Administrative Offices	8,000
Fullerton, CA	Leased	Printed Circuit Materials	95,000
Anaheim, CA	Leased	Printed Circuit Materials	26,000
Tempe, AZ	Leased	Printed Circuit Materials	91,000
Lannemezan, France	Owned	Printed Circuit Materials	29,000
Singapore	Leased	Printed Circuit Materials	88,000
Zhuhai, China	Leased	Printed Circuit Materials	40,000
Waterbury, CT	Leased	Advanced Composites	100,000
Newton, KS	Leased	Advanced Composites	89,000
Singapore	Leased	Advanced Composites	21,000
Lynnwood, WA	Leased	Aerospace Parts	21,000

The Company is expanding its advanced composites facility in Newton, Kansas as described in Item 1 of Part I of this Report under the caption “Advanced Composite Parts and Assemblies”.

The Company believes its facilities and equipment to be in good condition and reasonably suited and adequate for its current needs. During the 2011, 2010 and 2009 fiscal years, certain of the Company’s advanced composite materials manufacturing facilities were utilized at less than 50% of their designed capacity. During the 2009 fiscal year, certain of the Company's printed circuit materials manufacturing facilities were utilized at less than 50% of their designed capacity.

During the 2009 fiscal year fourth quarter, the Company closed its New England Laminates Co., Inc. business unit located in Newburgh, New York, which had a facility consisting of approximately 171,000 square feet, and its Neltec Europe SAS business unit in Mirebeau, France, which had a facility consisting of approximately 81,000 square feet. The Company sold its interest in the Mirebeau facility in the 2011 fiscal year fourth quarter, and the Company is attempting to sell its interest in the Newburgh facility.

ITEM 3.   LEGAL PROCEEDINGS.

None.

ITEM 4.   REMOVED AND RESERVED.

EXECUTIVE OFFICERS OF THE REGISTRANT.

Name	Title	Age

Brian E. Shore	Chief Executive Officer, President and a Director	59

Stephen E. Gilhuley	Executive Vice President, Secretary and General Counsel	66

David R. Dahlquist	Vice President and Chief Financial Officer	37

P. Matthew Farabaugh	Vice President and Controller	50

Christopher T. Mastrogiacomo	Senior Vice President of Strategic Marketing	53

Katherine O. Abbitt	Vice President of Sales and Marketing - Americas	48

Anthony W. DiGaudio	Vice President of Sales and Marketing - Asia	41

Margaret M. Kendrick	Vice President of Operations	51

Mr. Shore has served as a Director of the Company since 1983 and as Chairman of the Board of Directors since July 2004. He was elected a Vice President of the Company in January 1993, Executive Vice President in May 1994, President in March 1996, and Chief Executive Officer in November 1996. Mr. Shore also served as General Counsel of the Company from April 1988 until April 1994.

Mr. Gilhuley has been General Counsel of the Company since April 1994 and Secretary since July 1996. He was elected a Senior Vice President in March 2001 and Executive Vice President in October 2006.

Mr. Dahlquist was elected Vice President and Chief Financial Officer effective March 24, 2010. Mr. Dahlquist joined Park Electrochemical Corp. in June 2006 as Product Director, was appointed Director of Marketing in March 2008, Director of Business Development in October 2008 and Vice President of Business Development of Park in December 2008. Prior to joining Park, Mr. Dahlquist held the positions of Director of Quality and Engineering – PC - Asia and Director of Technology – Corporate at Photocircuits Corporation in Glen Cove, New York from November 2005 to June 2006 and was Processing Engineering Manager at Photocircuits Corporation from August 2001 to November 2005.

Mr. Farabaugh was appointed Vice President and Controller of the Company in October 2007. Prior to joining Park, Mr. Farabaugh was Corporate Controller of American Technical Ceramics, a publicly traded international company and a manufacturer of electronic components, located in Huntington Station, New York, from 2004 to September 2007 and Assistant Controller from 2000 to 2004. Prior thereto, Mr. Farabaugh was Assistant Controller of Park Electrochemical Corp. from 1989 to 2000. Prior to joining Park in 1989, Mr. Farabaugh had been a senior accountant with KPMG.

Mr. Mastrogiacomo was appointed Senior Vice President of Strategic Marketing on December 8, 2010. Prior to joining the Company as Vice President of Strategic Marketing in September 2010, Mr. Mastrogiacomo held senior management positions with Sanmina-SCI Corporation, a leading electronics contract manufacturing services company, and its predecessor, Hadco

Corporation, a major manufacturer of advanced electronic interconnect systems. Since 2008, Mr. Mastrogiacomo was Senior Vice President, Printed Wiring Board (USA) of Sanmina-SCI Corporation; from 2004 to 2008, he was Senior Vice President of Operations, the Americas Enclosures Systems of Sanmina-SCI; and from 2000 to 2004, he was Senior Vice President, Printed Wiring Board Operations of Sanmina-SCI. During the twelve years prior to 1997, he held several management positions with Hadco Corporation.

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

For the Fiscal Year	Stock Price		Dividends
Ended February 27, 2011	High	Low	Declared
First Quarter	$31.84	$22.96	$.10
Second Quarter	28.51	22.57	.10
Third Quarter	29.90	23.62	.10
Fourth Quarter	33.65	26.79	1.10(a)

For the Fiscal Year	Stock Price		Dividends
Ended February 28, 2010	High	Low	Declared
First Quarter	$21.75	$13.41	$.08
Second Quarter	24.90	18.26	.18(b)
Third Quarter	27.31	20.68	-
Fourth Quarter	28.81	22.60	.10

(a)
During the 2011 fiscal year fourth quarter, the Company declared its regular quarterly cash dividend of $0.10 per share in December 2010, and at the same time the Company announced that its Board of Directors had declared a special cash dividend of $1.00 per share, payable December 28, 2010 to stockholders of record on December 16, 2010.

(b)
On July 22, 2009, the Company announced that its Board of Directors had approved an increase in the Company’s regular quarterly cash dividend to $0.10 per share and declared a regular quarterly cash dividend of $0.10 per share payable November 5, 2009 to stockholders of record on October 7, 2009. The $0.10 per share was paid on November 5, 2009.

As of May 9, 2011, there were approximately 750 holders of record of Common Stock.

The Company expects, for the immediate future, to continue to pay regular cash dividends.

The following table provides information with respect to shares of the Company’s Common Stock acquired by the Company during each month included in the Company’s 2011 fiscal year fourth quarter ended February 27, 2011.

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or	Value) of Shares
	Total		Units)Purchased	(or Units) that
	Number of	Average	As Part of	May Yet Be
	Shares (or Units)	Price Paid Per Share	Publicly Announced Plans	Purchased Under The Plans or
Period	Purchased	(or Unit)	or Programs	Programs

November 29 - December 27	0	-	0

December 28 –January 27	3	$33.60	0

January 28 –February 27	0		0

Total	3	$33.60	0	2,000,000	(a)

(a)
Aggregate number of shares available to be purchased by the Company pursuant to a share purchase authorization announced on October 20, 2004. Pursuant to such authorization, the Company is authorized to purchase its shares from time to time on the open market or in privately negotiated transactions.

ITEM 6.   SELECTED FINANCIAL DATA.

The following selected consolidated financial data of Park and its subsidiaries is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements, related Notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein. Insofar as such consolidated financial information relates to the five fiscal years ended February 27, 2011 and is as of the end of such periods, it is derived from the Consolidated Financial Statements for the five fiscal years ended February 27, 2011 and as of such dates audited by Grant Thornton LLP, independent registered public accounting firm. The Consolidated Financial Statements as of February 27, 2011 and February 28, 2010 and for the three years ended February 27, 2011, together with the independent auditor’s report for the three years ended February 27, 2011, appear in Item 8 of Part II of this Report.

	Fiscal Year Ended
	(In thousands, except per share amounts)
	February 27, 2011	February 28, 2010	March 1, 2009	March 2, 2008	February 25, 2007

STATEMENTS OF EARNINGS INFORMATION:

Net sales	$211,652	$175,686	$200,062	$241,852	$257,377
Cost of sales	141,751	124,084	156,638	179,398	193,270
Gross profit	69,901	51,602	43,424	62,454	64,107
Selling, general and administrative expenses	27,917	24,480	24,806	27,159	26,682
Insurance arrangement termination charge	-	-	-	-	1,316
Asset impairment charge	-	-	3,967	-	-
Realignment and severance charges (Note 12)	1,312	-	2,290	1,362	-
Earnings from operations	40,672	27,122	12,361	33,933	36,109
Interest and other income, net	645	1,062	6,648	9,361	8,033
Earnings from continuing operations before income taxes	41,317	28,184	19,009	43,294	44,142
Income tax provision from continuing operations	8,696	2,825	495	8,615	4,351
Net earnings from continuing operations	32,621	25,359	18,514	34,679	39,791
Gain from discontinued operations (Note 11)	-	-	16,486	-	-
Net earnings	$32,621	$25,359	$35,000	$34,679	$39,791

Basic earnings per share:
Net earnings from continuing operations	$1.58	$1.24	$0.90	$1.71	$1.97
Gain from discontinued operations	-	-	0.81	-	-
Basic earnings per share	$1.58	$1.24	$1.71	$1.71	$1.97

Diluted earnings per share:
Net earnings from continuing operations	$1.58	$1.23	$0.90	$1.70	$1.96
Gain from discontinued operations	-	-	0.81	-	-
Diluted earnings per share	$1.58	$1.23	$1.71	$1.70	$1.96

Cash dividends per common share	$1.40	$0.36	$0.32	$1.82	$1.32

Weighted average number of common shares outstanding:
Basic	20,628	20,522	20,441	20,305	20,175
Diluted	20,675	20,547	20,486	20,364	20,317

BALANCE SHEET INFORMATION:
Working capital	$271,706	$261,036	$239,645	$239,060	$233,767
Total assets	353,808	343,104	327,579	327,407	321,922
Long-term debt	-	-	-	-	-
Stockholders' equity	325,308	316,098	295,709	269,172	264,167

See Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General:

Park Electrochemical Corp. (“Park” or the “Company”) is a global advanced materials company which develops, manufactures, markets and sells high-technology digital and RF/microwave printed circuit materials products principally for the telecommunications and internet infrastructure and high-end computing markets and advanced composite materials, parts and assemblies products principally for the aerospace markets. Park’s core capabilities are in the areas of polymer chemistry formulation and coating technology. The Company’s manufacturing facilities are located in Singapore, China, France, Connecticut, Kansas, Arizona, California and Washington.

The Company’s total net sales increased in the fiscal year ended February 27, 2011 compared to the fiscal year ended February 28, 2010 as a result of increases in sales of the Company’s printed circuit materials products in North America, Asia and Europe, following declines in the Company’s total net sales in the fiscal year ended February 28, 2010 compared to the fiscal year ended March 1, 2009 and in the fiscal year ended March 1, 2009 compared to the fiscal year ended March 2, 2008 as a result of decreases in sales of the Company’s printed circuit materials products in all three regions.

In the 2011 fiscal year, the increase in sales of the Company’s printed circuit materials products compared to the prior fiscal year was accompanied by a slight increase in sales of the Company’s advanced composite materials, parts and assemblies products compared to the prior fiscal year.  In the 2010 fiscal year, the decrease in sales of the Company’s printed circuit materials products compared to the prior fiscal year was accompanied by a decrease in sales of the Company’s advanced composite materials, parts and assemblies products compared to the prior fiscal year.

As a result of the increase in the Company’s total net sales in the 2011 fiscal year compared to the 2010 fiscal year, the Company’s earnings from operations in the 2011 fiscal year were higher than in the 2010 fiscal year as the Company’s gross profit margin, measured as a percentage of sales, improved to 33.0% in the 2011 fiscal year compared to 29.4% in the 2010 fiscal year.  The Company’s operating and earnings performances during the 2011 fiscal year also benefited from higher percentages of sales of higher margin, high performance printed circuit materials during the 2011 fiscal year.  However, the Company’s operating and earnings performances were adversely affected by losses incurred at the Company’s Park Aircraft Technologies Corp. business unit in Newton, Kansas in the 2011 fiscal year as well as in the 2010 fiscal year.

The Company’s earnings from operations in the 2011 fiscal year were reduced by the pre-tax charge of $1.3 million recorded by the Company in the three-month period ended November 28, 2010 related to the closure, in January of 2009, of the operations of Neltec Europe SAS, the Company’s digital electronic materials business unit located in Mirebeau, France.

Despite the declines in the Company’s total net sales in the 2010 fiscal year compared to the 2009 fiscal year, the Company’s earnings from operations in the 2010 fiscal year were higher than in the 2009 fiscal year as the Company’s gross profit margins, measured as percentages of sales, improved to 29.4% in the 2010 fiscal year compared to 21.7% in the 2009 fiscal year. The Company’s operating and earnings performances during the 2010 fiscal year benefited from higher percentages of sales of higher margin, high performance printed circuit materials during the 2010 fiscal year and lower costs resulting from the workforce reductions at the Nelco Products, Inc., Neltec, Inc. and Nelco Products Pte. Ltd. business units and the closures of the New England Laminates Co., Inc. and Neltec Europe SAS business units in the 2009 fiscal year, all described elsewhere in this Discussion. However, the gross profit margin improvements during the 2010 fiscal year were partially offset by losses incurred at the Company’s Park Aircraft Technologies Corp. business unit in Newton, Kansas.

The Company’s net earnings in the 2011 fiscal year were substantially higher than its net earnings in the 2010 fiscal year as a result of the Company’s strong operating performance in the 2011 fiscal year and despite the aforementioned $1.3 million charge and despite the higher income tax provision in the 2011 fiscal year than in the 2010 fiscal year.

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

The Company’s net earnings for the 2010 fiscal year were impacted by a tax benefit of $3.1 million for the reduction of certain deferred tax liabilities in Singapore related to a temporary tax incentive for offshore interest repatriation and by a charge of $1.2 million of additional tax reserves in the United States, both recorded in the fourth quarter of the 2010 fiscal year.  Such earnings were also impacted by a $0.9 million tax benefit primarily for a retroactive extension of a development and expansion tax incentive in Singapore, recorded in the third quarter of the 2010 fiscal year.

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

Because the markets for the Company’s printed circuit materials products in the 2010 and 2009 fiscal years had contracted from the levels that existed in the 2008 fiscal year, sales of the Company’s printed circuit materials products decreased in the 2010 fiscal year compared to the 2009 fiscal year and in the 2009 fiscal year compared to the 2008 fiscal year. However, the markets in North America, Asia and Europe for the Company’s printed circuit materials products strengthened in the 2010 fiscal year third and fourth quarters after prevailing weakness in the 2010 fiscal year first and second quarters, and such strength continued in the 2011 fiscal year first, second and fourth quarters.

The markets for the Company’s advanced composite materials, parts and assemblies products weakened during the 2009 fiscal year third and fourth quarters, and such weakness continued during the 2010 fiscal year. Such markets showed some small signs of improvement during the 2011 fiscal year.

The global markets for the Company’s printed circuit materials products continue to be very difficult to forecast, and it is not clear to the Company what the condition of the global markets for the Company’s printed circuit materials products will be in the 2012 fiscal year. Further, the Company is not able to predict the impact the current global economic and financial conditions will have on the markets for its advanced composite materials, parts and assemblies products in the 2012 fiscal year.

As previously reported, in the first quarter of the Company’s 2009 fiscal year, the Company acquired substantially all the assets and business of Nova Composites, Inc., a manufacturer of composite parts and assemblies and the tooling for such parts and assemblies, located in Lynnwood, Washington, for a cash purchase price of $4.5 million paid at the closing of the acquisition and up to an additional $5.5 million payable over five years depending on the achievement of specified earn-out objectives. The Company paid an additional $1.0 million in the 2010 fiscal year second quarter and an additional $1.1 million in the 2011 fiscal year first quarter, leaving up to an additional $3.3 million payable over three years, as of February 27, 2011, depending on the achievement of the earn-out objectives. In the first quarter of the 2012 fiscal year, the Company paid an additional $1.1 million for such acquisition.

In addition, in the fourth quarter of the Company’s 2009 fiscal year, the Company completed the construction of a new development and manufacturing facility in Newton, Kansas to produce advanced composite materials principally for the aircraft and space vehicle industries. The Company spent approximately $15 million on the facility and equipment in Kansas. In the third quarter of the Company’s 2010 fiscal year, the Company commenced construction of a major expansion of its facility in Kansas in order to manufacture composite parts and assemblies for the aircraft and space vehicle industries. The expansion includes approximately 37,000 square feet of manufacturing and storage space, and the Company is spending approximately $5 million on the expansion. The Company has completed construction of the expansion and is in the final stages of installing equipment in the expanded facility, and the Company expects the expansion to be operational by the third quarter of the 2012 fiscal year.

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

The Company recorded a pre-tax charge of $1.3 million in the three-month period ended November 28, 2010 related to the closure, in January of 2009, of the operations of Neltec Europe SAS, the Company’s digital electronic materials business unit located in Mirebeau, France.  The Company previously recorded a pre-tax charge of $4.1 million, reduced by $4.0 million of non-cash cumulative currency translation adjustment recapture, in connection with such closure in the fourth quarter of its fiscal year ended March 1, 2009.  The additional charge in the 2011 fiscal year third quarter was based on updated estimates of the total costs to complete the closure of the Neltec Europe SAS business unit as a result of recent additional information regarding such costs, including recent developments relating to certain employment litigation initiated in France after the closure and other expenses in excess of the original estimates.  The closure of Neltec Europe SAS in January of 2009 was a major component of restructurings of the operations of the Company’s Neltec Europe SAS and Neltec SA business units in the fourth quarter of the 2009 fiscal year in response to the continuing serious erosion of the markets for electronic materials in Europe and the continuing migration of such markets to Asia.  The market for such products in Europe had eroded to the point where the Company believed it was not possible for the Neltec Europe SAS business to be viable, and as a major component of such restructurings, Neltec Europe SAS closed completely its operations.  Although the Company is continuing the operations of its Neltec SA RF/microwave electronic materials business unit, the restructurings included a reorganization of certain of the activities of Neltec SA.

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

Fiscal Year 2011 Compared with Fiscal Year 2010:

The Company’s total net sales worldwide increased in the fiscal year ended February 27, 2011 compared to the fiscal year ended February 28, 2010 principally as a result of increases in net sales of the Company’s printed circuit materials products in North America, Asia and Europe. The Company’s net sales of its advanced composite materials, parts and assemblies products in the 2011 fiscal year were almost unchanged from the levels in the 2010 fiscal year.

The Company’s gross profit and its gross profit margin improved in the 2011 fiscal year compared to the 2010 fiscal year. The gross profit margin improved to 33.0% in the 2011 fiscal year compared to 29.4% in the 2010 fiscal year as a result of operating efficiencies resulting from the higher total net sales in the 2011 fiscal year and as a result of a higher percentage of sales of higher margin, high performance printed circuit materials products in the 2011 fiscal year.

The Company’s earnings from operations in the 2011 fiscal year were adversely affected by the pre-tax charge of $1.3 million recorded by the Company in the three-month period ended November 28, 2010 related to the closure, in January of 2009, of the operations of Neltec Europe SAS, the Company’s digital electronic materials business unit located in Mirebeau, France, and the Company’s net earnings in the 2011 fiscal year were adversely affected by such charge and by the higher income tax provision in the 2011 fiscal year than in the 2010 fiscal year.

The Company’s net earnings for the 2010 fiscal year were impacted by a tax benefit of $3.1 million for the reduction of certain deferred tax liabilities in Singapore related to a temporary tax incentive for offshore interest repatriation and by a charge of $1.2 million for additional tax reserves in the United States, both recorded in the fourth quarter of the 2010 fiscal year. Such earnings were also impacted by a $0.9 million tax benefit primarily for a retroactive extension of a development and expansion tax incentive in Singapore, recorded in the third quarter of the 2010 fiscal year.

The Company’s earnings from operations and net earnings in both the 2011 and 2010 fiscal years were reduced by losses incurred at the Company’s Park Aircraft Technologies Corp. business unit in Newton, Kansas.

Results of Operations

The Company’s total net sales worldwide for the fiscal year ended February 27, 2011 increased 20% to $211.7 million from $175.7 million for the fiscal year ended February 28, 2010. The increase in net sales was the result of higher unit volumes of printed circuit materials products shipped by the Company’s operations in North America, Asia and Europe. Total net sales of the Company’s advanced composite materials, parts and assemblies products increased to $23.3 million in the 2011 fiscal year from $23.2 million in the 2010 fiscal year and comprised 11% and 13%, respectively, of the Company’s total net sales worldwide in the 2011 and 2010 fiscal years.

The Company's foreign sales were $112.8 million, or 53% of the Company's total net sales worldwide, during the 2011 fiscal year, compared to $88.3 million of sales, or 50% of total net sales worldwide, during the 2010 fiscal year and 48% of total net sales worldwide during the 2009 fiscal year. The Company's foreign sales during the 2011 fiscal year increased 28% from the 2010 fiscal year primarily as a result of increases in sales in Europe and Asia.

For the fiscal year ended February 27, 2011, the Company’s sales in North America, Asia and Europe were 47%, 43% and 10%, respectively, of the Company’s total net sales worldwide compared to 50%, 40% and 10%, respectively, for the fiscal year ended February 28, 2010. The Company’s sales in North America increased 18%, its sales in Asia increased 41% and its sales in Europe increased 32% in the 2011 fiscal year compared to the 2010 fiscal year.

The gross profit as a percentage of net sales for the Company's worldwide operations improved to 33.0% during the 2011 fiscal year compared to 29.4% during the 2010 fiscal year. The improvement in the gross profit margin was attributable primarily to operating efficiencies resulting from the higher total net sales in the 2011 fiscal year as well as to the higher percentage of sales of higher margin, high performance printed circuit materials products in the 2011 fiscal year.

During the fiscal year ended February 27, 2011, 74% of the Company’s total net sales worldwide of printed circuit materials consisted of high performance printed circuit materials, compared to 68% for the 2010 fiscal year.

The Company’s high performance materials (non-FR4 printed circuit materials) consist of high-speed, low-loss materials for digital and RF/microwave applications requiring lead-free compatibility and high bandwidth signal integrity, bismalimide triazine (“BT”) materials, polyimides for applications that demand extremely high thermal performance, cyanate esters, quartz reinforced materials, and PTFE and modified epoxy materials for RF/microwave systems that operate at frequencies up to 77GHz.

The Company’s cost of sales increased by 14% in the 2011 fiscal year from the 2010 fiscal year as a result of higher sales and higher production volumes in the 2011 fiscal year than in the 2010 fiscal year, but the Company’s cost of sales as a percentage of net sales decreased to 67.0% in the 2011 fiscal year from 70.6% in the 2010 fiscal year resulting in a gross profit margin increase from 29.4% to 33.0%, which was attributable to operating efficiencies resulting from the higher total net sales in the 2011 fiscal year as well as to the higher percentage of sales of higher margin, high performance printed circuit materials products in the 2011 fiscal year than in the 2010 fiscal year.

Selling, general and administrative expenses increased by $3.4 million, or by 14%, during the 2011 fiscal year compared to the 2010 fiscal year, but these expenses, measured as a percentage of sales, were 13.2% during the 2011 fiscal year compared to 14.0% during the 2010 fiscal year. The increase in such expenses in the 2011 fiscal year was attributable primarily to increases in freight costs and commissions, which vary with shipments, and increases in legal fees and expenses. Selling, general and administrative expenses included $1.0 million for the 2011 fiscal year for stock option expenses compared to $1.1 million for the 2010 fiscal year.

The Company’s earnings from operations in both the 2011 and 2010 fiscal years were reduced by losses incurred at the Company’s Park Aircraft Technologies Corp. business unit in Newton, Kansas.

In the 2011 fiscal year third quarter, the Company recorded a pre-tax charge of $1.3 million related to the closure, in January of 2009, of the operations of Neltec Europe SAS, the Company’s digital electronic materials business unit located in Mirebeau, France.

For the reasons set forth above, the Company’s earnings from operations for the 2011 fiscal year were $40.7 million, including the $1.3 million charge related to the closure of Neltec Europe SAS in January of 2009, compared to earnings from operations for the 2010 fiscal year of $27.1 million.

Interest and other income, net, principally investment income, declined 39% to $0.6 million for the 2011 fiscal year from $1.1 million for the 2010 fiscal year. The decline in investment income was attributable primarily to lower prevailing interest rates, partially offset by higher levels of cash available for investment, during the 2011 fiscal year than during the 2010 fiscal year. The Company's investments were primarily in short-term instruments and money market funds. The Company incurred no interest expense during the 2011 or 2010 fiscal years. See "Liquidity and Capital Resources" elsewhere in this Item 7.

The Company's effective income tax rate was 21.0% for the 2011 fiscal year compared to 10.0% for the 2010 fiscal year. The Company’s effective income tax rate for the 2010 fiscal year was impacted by a tax benefit of $3.1 million for the reduction of certain deferred tax liabilities in Singapore related to a temporary tax incentive for offshore interest repatriation and by a charge of $1.2 million for additional tax reserves in the United States, both recorded in the fourth quarter of the 2010 fiscal year. Such effective tax rate was also impacted by a $0.9 million tax benefit primarily for a retroactive extension of a development and expansion tax incentive in Singapore, recorded in the third quarter of the 2010 fiscal year. Such tax benefits and charge reduced the effective income tax rate by 10.0 percentage points in the 2010 fiscal year.

The Company’s net earnings for the 2011 fiscal year, including the $1.3 million charge described above, were $32.6 million compared to net earnings for the 2010 fiscal year, including the tax benefits and charge described above, of $25.4 million. The net impact of the charge described above was to reduce net earnings by $1.3 million for the 2011 fiscal year, and the net impact of the tax benefits and charge described above was to increase net earnings by $2.2 million for the 2010 fiscal year.

Basic and diluted earnings per share, including the charge described above, were $1.58 for the 2011 fiscal year compared to basic and diluted earnings per share of $1.24 and $1.23, respectively, including the tax benefits and charge described above, for the 2010 fiscal year. The net impact of the charge described above was to reduce basic and diluted earnings per share by $ 0.07 for the 2011 fiscal year, and the net impact of the tax benefits and charge described above was to increase basic and diluted earnings per share by $ 0.10 for the 2010 fiscal year.

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

The Company’s net earnings for the 2010 fiscal year were impacted by a tax benefit of $3.1 million for the reduction of certain deferred tax liabilities in Singapore related to a temporary tax incentive for offshore interest repatriation and by a charge of $1.2 million for additional tax reserves in the United States, both recorded in the fourth quarter of the 2010 fiscal year. Such earnings were also impacted by a $0.9 million tax benefit primarily for a retroactive extension of a development and expansion tax incentive in Singapore, recorded in the third quarter of the 2010 fiscal year.

The Company’s earnings in the 2009 fiscal year were enhanced by a tax benefit of $4.7 million recorded by the Company in the 2009 fiscal year fourth quarter related to the adjustment of certain valuation allowances and by a tax benefit of $1.2 million recorded by the Company in the 2009 fiscal year fourth quarter related to one-time pre-tax charges also recorded by the Company in such quarter for the closure of the Company’s New England Laminates Co., Inc. business unit and the closure of the Company’s Neltec Europe SAS electronic materials business unit located in Mirebeau, France and for a workforce reduction and an asset impairment at the Company’s Nelco

Products Pte. Ltd. electronic materials and advanced composite materials business unit in Singapore. Such benefits were offset by the one-time pre-tax charges of $5.7 million recorded by the Company in the 2009 fiscal year fourth quarter related to the aforementioned business unit closures, workforce reduction and asset impairment and a one-time pre-tax charge of $0.6 million recorded by the Company in the 2009 fiscal year third quarter related to restructurings at certain of its North American and European business units.

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

During the fiscal year ended February 28, 2010, the Company’s total net sales worldwide of high performance printed circuit materials were 69% of the Company’s total net sales worldwide of printed circuit materials, compared with 61% for the 2009 fiscal year.

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

Interest and other income, net, principally investment income, declined 84% to $1.1 million for the 2010 fiscal year from $6.6 million for the 2009 fiscal year. The decline in investment income was attributable primarily to lower prevailing interest rates, partially offset by higher levels of cash available for investment, during the 2010 fiscal year than during the 2009 fiscal year. The Company's investments were primarily in short-term instruments and money market funds. The Company incurred no interest expense during the 2010 or 2009 fiscal years.

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

The Company’s net earnings for the 2010 fiscal year, including the tax benefits and charge described above, were $25.4 million compared to net earnings from continuing operations for the 2009 fiscal year, including the charges described above and the tax benefits described above relating to the facility closure and asset impairment charges and to the adjustment of valuation allowances, of $18.5 million. The net impacts of the tax benefits and charges described above were to increase net earnings by $2.2 million for the 2010 fiscal year and to increase net earnings from continuing operations by $0.3 million for the 2009 fiscal year.

In the 2009 fiscal year fourth quarter, the Company also recorded a discontinued operations benefit of $16.5 million related to the elimination of a liability from discontinued operations of its Dielektra GmbH subsidiary located in Germany.

The Company’s net earnings from continuing operations for the 2010 fiscal year, including the tax benefits and charge described above, were $25.4 million compared to net earnings for the 2009 fiscal year, including the charges and tax benefits described above and the discontinued operations benefit described above, of $35.0 million. The net impact of the tax benefits and charges described above was to increase net earnings by $2.2 million for the 2010 fiscal year, and the net impact of the charges and tax benefits described above and the discontinued operations benefit described above was to increase net earnings by $16.8 million for the 2009 fiscal year.

Basic and diluted earnings per share, including the tax benefits and charge described above, were $1.24 and $1.23, respectively, for the 2010 fiscal year compared to basic and diluted earnings per share of $1.71, including the charges and tax benefits described above and the discontinued operations benefit described above, for the 2009 fiscal year. The net impact of the tax benefits and charge described above was to increase basic and diluted earnings per share by $0.10 for the 2010 fiscal year, and the net impact of the charges, tax benefits and discontinued operations benefit described above was to increase basic and diluted earnings per share by $0.79 for the 2009 fiscal year.

Liquidity and Capital Resources:

At February 27, 2011, the Company's cash and marketable securities were $250.4 million compared to $237.8 million at February 28, 2010, the end of the Company's 2010 fiscal year. The Company's working capital (which includes cash and marketable securities) was $271.7 million at February 27, 2011 compared to $261.0 million at February 28, 2010. The increase in working capital at February 27, 2011 compared to February 28, 2010 was due principally to the increase in cash and marketable securities and increases in inventories and other current assets partially offset by a decrease in accounts receivable and increases in accrued liabilities and income taxes payable.

The change in cash and marketable securities at February 27, 2011 compared to February 28, 2010 was the result of cash provided by operating activities and a number of additional factors, including the following. Inventories increased 8% at February 27, 2011 compared to February 28, 2010 primarily due to an increase in the values of raw materials and finished goods inventories, caused largely by an increase in the cost of raw materials. The 226% increase in other current assets at February 27, 2011 compared to February 28, 2010 was attributable primarily to a receivable resulting from the sale of the building at the Neltec Europe SAS business unit in Mirebeau, France, increases in deferred tax assets, prepaid insurance and value added tax receivables, primarily in Singapore, and higher interest receivables at February 27, 2011.  Accounts receivable were 6% lower at February 27, 2011 than at February 28, 2010 as a result of the timing of sales during the fourth quarter of the 2011 fiscal year compared to the 2010 fiscal year fourth quarter.  Accrued liabilities increased by 30% at February 27, 2011 compared to February 28, 2010 primarily as a result of the additional charge related to the closure of the Company’s Neltec Europe SAS business unit and payroll related benefits.  Income taxes payable were 40% higher at February 27, 2011 than at February 28, 2010 as a result of higher taxable income in jurisdictions with higher income tax rates and increased tax rates in certain jurisdictions. In addition, as described below, the Company paid $28.9 million in cash dividends during the 2011 fiscal year.

The Company's current ratio (the ratio of current assets to current liabilities) was 11.8 to 1 at February 27, 2011 compared with 13.1 to 1 at February 28, 2010.

During the 2011 fiscal year, net earnings from the Company’s operations, before depreciation and amortization and stock-based compensation, increased by a net reduction in working capital items, resulted in $41.5 million of cash provided by operating activities. During such year, the Company expended a net amount of $2.9 million for the purchase of property, plant and equipment, primarily for the expansion of the Company’s development and manufacturing facility in Newton, Kansas and for the installation of an additional advanced, high-speed treater at the Company’s business unit in Singapore, and expended $1.1 million as additional payment for the acquisition of substantially all the assets and business of Nova Composites, Inc., compared to a net amount of $3.4 million during the 2010 fiscal year for the purchase of property, plant and equipment, primarily for the Company’s facility in Newton, Kansas, and $1.0 million as an additional payment for the acquisition of substantially all the assets and business of Nova Composites, Inc. In addition, the Company paid $28.9 million in dividends on its common stock in the 2011 fiscal year, including a special cash dividend of $20.7 million paid in the 2011 fiscal year fourth quarter, compared to $7.4 million in the 2010 fiscal year. The Company increased its quarterly cash dividend from $0.08 per share to $0.10 per share in the 2010 fiscal year third quarter. During the 2010 fiscal year, net earnings from the Company’s operations and a net increase in working capital items resulted in $22.9 million of cash provided by operating activities.

Net expenditures for property, plant and equipment were $2.9 million, $3.4 million and $12.2 million in the 2011, 2010 and 2009 fiscal years, respectively.

In the first quarter of the Company’s 2009 fiscal year, the Company acquired substantially all the assets and business of Nova Composites, Inc., a manufacturer of aircraft composite parts and the tooling for such parts, located in Lynnwood, Washington, for a cash purchase price of $4.5 million paid at the closing of the acquisition and up to an additional $5.5 million payable over five years depending on the achievement of specified earn-out objectives. The Company paid an additional $1.0 million for such acquisition in the second quarter of the 2010 fiscal year and an additional $1.1 million in the first quarter of the 2011 fiscal year, leaving up to an additional $3.3 million payable over three years, as of February 27, 2011, depending on the achievement of the earn-out objectives. In the first quarter of the 2012 fiscal year, the Company paid an additional $1.1 million for such acquisition.

During the 2009 fiscal year, the Company expended approximately $10.2 million for the construction of its new development and manufacturing facility in Newton, Kansas to produce advanced composite materials and for equipment for such facility. During the 2010 fiscal year, the Company expended approximately $ 1.1 million for equipment for such facility and approximately $1.1 million for the construction of an expansion of such facility to produce advanced composite parts and assemblies. During the 2011 fiscal year, the Company expended approximately $0.3 million for equipment for such facility, approximately $1.3 million for the construction of such expansion and approximately $0.6 for equipment for such expanded facility.

At February 27, 2011 and February 28, 2010, the Company had no long-term debt.

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

The Company's contractual obligations and other commercial commitments to make future payments under contracts, such as lease agreements, consist only of the operating lease commitments, commitments to purchase equipment and services for the installation of an additional treater at the Company’s electronic materials manufacturing facility in Singapore and to purchase equipment for the expansion of the Company’s development and manufacturing facility in Newton, Kansas described in Note 14 of the Notes to Consolidated Financial Statements included elsewhere in this Report and the Company’s obligation to pay up to an additional $3.3 million over three years in connection with the acquisition of the assets and business of Nova Composites, Inc., described above. The Company has no long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments or contingent commitments, other than two standby letters of credit in the total amount of $1.3 million to secure the Company's obligations under its workers’ compensation insurance program.

As of February 27, 2011, the Company’s significant contractual obligations, including payments due by fiscal year, were as follows:

Contractual Obligations (Amounts in thousands)	Total	2012	2013- 2014	2015- 2016	2017 and thereafter

Operating lease obligations	$6,719	$2,231	$2,438	$1,520	$530
Equipment purchase obligations	1,422	1,422	-	-	-
Total	$8,141	$3,653	$2,438	$1,520	$530

At February 27, 2011, the Company had gross tax-affected unrecognized tax benefits of $2.0 million. A reasonable estimate of timing of these liabilities is not possible.

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

In the 2010 and 2009 fiscal years, the Company reversed accruals of $835,000 and $638,000, respectively, for environmental remedial response and voluntary cleanup costs, which were recorded as reductions to selling, general and administrative expenses for such years, as a result of the Company’s conclusion that the likelihood of any liability in connection with such accruals was remote. While annual expenditures have generally been constant from year to year, and may increase over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At February 27, 2011 and February 28, 2010, the amounts recorded in accrued liabilities for environmental matters were $9,000 and $9,000, respectively.

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

General

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to sales allowances, allowances for doubtful accounts, inventories, valuation of long-lived assets, income taxes, restructurings, contingencies and litigation, and employee benefit programs. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Allowances for Doubtful Accounts

Accounts receivable are due within established payment terms and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than established payment terms are considered past due. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company writes off accounts receivable when they become uncollectible.

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

Restructurings

The Company recorded a pre-tax charge of $1.3 million in the three-month period ended November 28, 2010 related to the closure, in January of 2009, of the operations of Neltec Europe SAS, the Company’s digital electronic materials business unit located in Mirebeau, France. The Company previously recorded a pre-tax charge of $4.1 million in connection with such closure in the fourth quarter of its fiscal year ended March 1, 2009. The additional charge in the 2011 fiscal year third quarter was based on updated estimates of the total costs to complete the closure of the Neltec Europe SAS business unit as a result of recent additional information regarding such costs, including recent developments relating to certain employment litigation initiated in France after the closure and other expenses in excess of the original estimates. The closure of Neltec Europe SAS in January of 2009 was a major component of restructurings of the operations of the Company’s Neltec Europe SAS and Neltec SA business units in the fourth quarter of the 2009 fiscal year. In addition, the Company recorded pre-tax charges of $1.6 million in the fourth quarter of the fiscal year ended March 1, 2009 related to the closure of the Company’s New England Laminates Co., Inc. electronic materials business unit located in Newburgh, New York and related to a workforce reduction and an asset impairment at the Company’s

Nelco Products Pte. Ltd. electronic materials and advanced composite materials business unit in Singapore. In the 2009 fiscal year third quarter, the Company recorded a one-time pre-tax charge of $0.6 million related to restructurings at certain of its North American and European business units. Such restructurings and workforce reductions are described in Note 12 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report and elsewhere in this Discussion.

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

The $1.3 million charge in the three-month period ended November 28, 2010 related to the closure, in January of 2009, of the Company’s Neltec Europe SAS digital electronic materials business unit located in Mirebeau, France included an amount relating to certain employment litigation initiated in France after the closure. See Note 12 of the Notes to the Consolidated Financial Statements in Item 8 of Part II of this Report for additional information relating to the aforementioned charge.

The Company is obligated to pay up to an additional $3.3 million over three years depending on the achievement of specified earn-out objectives in connection with the acquisition by the Company of substantially all the assets and business of Nova Composites, Inc., a manufacturer of composite parts and assemblies and the tooling for such parts and assemblies, located in Lynnwood, Washington, in addition to a cash purchase price of $4.5 million at the closing of the acquisition on April 1, 2008 and payments of $1.0 million in the 2010 fiscal year second quarter and $1.1 million in the 2011 fiscal year first quarter.

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

•
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

•	The Company's success is dependent upon its relationships with key suppliers and customers and key management and technical personnel.

•
The Company's future success depends in part upon its intellectual property which the Company seeks to protect through a combination of contract provisions, trade secret protections, copyrights and patents.

•
The market price of the Company’s securities can be subject to fluctuations in response to quarter to quarter variations in operating results, changes in analyst earnings estimates, market conditions in the printed circuit materials, advanced composite materials and composite parts and assemblies industries, as well as general economic conditions and other factors external to the Company.

•
The Company's operating results could be affected by changes in the Company's accounting policies and practices or changes in the Company's organization, compensation and benefit plans, or changes in the Company's material agreements or understandings with third parties.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risks for changes in foreign currency exchange rates and interest rates. The Company's primary foreign currency exchange exposure relates to the translation of the financial statements of foreign subsidiaries using currencies other than the U.S. dollar as their functional currency. The Company does not believe that a 10% fluctuation in foreign exchange rates would have had a material impact on its consolidated results of operations or financial position. The exposure to market risks for changes in interest rates relates to the Company's short-term investment portfolio. This investment portfolio is managed in accordance with guidelines issued by the Company. These guidelines are designed to establish a high quality fixed income portfolio of government and highly rated corporate debt securities with a maximum weighted maturity of less than one year. The Company does not use derivative financial instruments in its investment portfolio. Based on the average anticipated maturity of the investment portfolio at the end of the 2011 fiscal year, a 10% increase in short-term interest rates would not have had a material impact on the consolidated results of operations or financial position of the Company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company's Financial Statements begin on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
  Park Electrochemical Corp.

We have audited the accompanying consolidated balance sheets of Park Electrochemical Corp. (a New York corporation) and subsidiaries (the “Company”) as of February 27, 2011 and February 28, 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended February 27, 2011. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Park Electrochemical Corp. and subsidiaries as of February 27, 2011 and February 28, 2010 and the results of their operations and their cash flows for each of the three years in the period ended February 27, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Park Electrochemical Corp. and subsidiaries’ internal control over financial reporting as of February 27, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated May 12, 2011 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

New York, New York
May 12, 2011

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	February 27, 2011	February 28, 2010

ASSETS
Current assets:
Cash and cash equivalents	$112,195	$134,030
Marketable securities (Note 2)	138,249	103,810
Accounts receivable, less allowance for doubtful accounts of $599 and $578, respectively	29,822	31,698

Inventories (Note 3)	12,888	11,973
Prepaid expenses and other current assets	3,805	1,167
Total current assets	296,959	282,678

Property, plant and equipment, net of accumulated depreciation and amortization (Note 4)	41,292	44,905
Other assets (Notes 5 and 7)	15,557	15,521
Total assets	$353,808	$343,104

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,944	$10,201
Accrued liabilities (Note 6)	9,497	7,301
Income taxes payable	5,812	4,140
Total current liabilities	25,253	21,642

Deferred income taxes (Note 7)	1,460	1,398
Other liabilities (Notes 7 and 14)	1,787	3,966
Total liabilities	28,500	27,006

Commitments and contingencies (Notes 14 and 15)

Stockholders' equity (Note 9):
Preferred stock, $1 par value per share—authorized, 500,000 shares; issued, none	-	-
Common stock, $.10 par value per share—authorized, 60,000,000 shares; issued, 20,722,179 and 20,540,836 shares, respectively	2,072	2,054
Additional paid-in capital	154,459	149,352
Retained earnings	166,795	163,077
Accumulated other comprehensive income	1,983	1,616
	325,309	316,099
Less treasury stock, at cost, 158 and 146 shares, respectively	(1)	(1)

Total stockholders' equity	325,308	316,098
Total liabilities and stockholders' equity	$353,808	$343,104

See Notes to Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended
	February 27,	February 28,	March 1,
	2011	2010	2009

Net sales	$211,652	$175,686	$200,062
Cost of sales	141,751	124,084	156,638
Gross profit	69,901	51,602	43,424
Selling, general and administrative expenses	27,917	24,480	24,806
Realignment and severance charges (Note 12)	1,312	-	2,290
Asset impairment charge	-	-	3,967

Earnings from continuing operations	40,672	27,122	12,361
Interest and other income, net	645	1,062	6,648

Earnings from continuing operations before income taxes	41,317	28,184	19,009
Income tax provision (Note 7)	8,696	2,825	495
Net earnings from continuing operations	32,621	25,359	18,514
Gain from discontinued operations (Note 11)	-	-	16,486
Net earnings	$32,621	$25,359	$35,000

Earnings per share: Basic earnings per share:
Net earnings from continuing operations	$1.58	$1.24	$0.90
Gain from discontinued operations	-	-	0.81
Basic earnings per share	$1.58	$1.24	$1.71

Basic weighted average shares	20,628	20,522	20,441

Diluted earnings per share:
Net earnings from continuing operations	$1.58	$1.23	$0.90
Gain from discontinued operations	-	-	0.81
Diluted earnings per share	$1.58	$1.23	$1.71

Diluted weighted average shares	20,675	20,547	20,486

See Notes to Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share and per share amounts)

					Accumulated
					Other
			Additional		Comprehensive			Comprehensive
	Common Stock		Paid-in	Retained	Income	Treasury Stock		Income
	Shares	Amount	Capital	Earnings	(Loss)	Shares	Amount	(Loss)

Balance, March 2, 2008	20,369,986	$2,037	$143,267	$116,646	$7,436	23,106	$(214)

Net earnings				35,000				$35,000
Exchange rate changes					(5,659)			(5,659)
Unrealized loss on marketable securities, net of tax					(155)			(155)
Stock option exercise	100,675	10	2,056			(22,961)	213
Stock-based compensation			1,231
Tax benefit on exercise of options			380
Cash dividends ($0.32 share)				(6,539)
Comprehensive income								$29,186

Balance, March 1, 2009	20,470,661	$2,047	$146,934	$145,107	$1,622	145	$(1)

Net earnings				25,359				$25,359
Exchange rate changes					38			38
Unrealized loss on marketable securities, net of tax					(44)			(44)
Stock option exercise	70,175	7	1,171			1
Stock-based compensation			1,117
Tax benefit on exercise of options			130
Cash dividends ($0.36 per share)				(7,389)
Comprehensive income								$25,353

Balance, February 28, 2010	20,540,836	$2,054	$149,352	$163,077	$1,616	146	$(1)

Net earnings				32,621				$32,621
Exchange rate changes					377			377
Unrealized loss on marketable securities, net of tax					(10)			(10)
Stock option exercise	181,343	18	3,621			12
Stock-based compensation			959
Tax benefit on exercise of options			527
Cash dividends ($1.40 per share)				(28,903)
Comprehensive income								$32,988
Balance, February 27, 2011	20,722,179	$2,072	$154,459	$166,795	$1,983	158	$(1)

See Notes to Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	February 27, 2011	February 28, 2010	March 1, 2009

Cash flows from operating activities:
Net earnings	$32,621	$25,359	$35,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,746	7,057	7,707
Loss (gain) on sale of fixed assets	-	250	(3)
Stock-based compensation	959	1,117	1,231
Provision for doubtful accounts receivable	21	(57)	7
Provision for deferred income taxes	567	(2,174)	(5,409)
Amortization of bond premium	1,271	734	1,464
Gain from discontinued operations	-	-	(16,486)
Impairment of fixed assets	-	-	3,967
Non-cash restructuring	(1,312)	-	(3,752)
Changes in operating assets and liabilities:
Accounts receivable	1,859	(9,146)	14,683
Inventories	(907)	(1,273)	3,199
Prepaid expenses and other current assets	(2,572)	4,283	583
Other assets and liabilities	(1,620)	77	1,026
Accounts payable	(265)	1,690	(4,186)
Accrued liabilities	3,625	(4,493)	(2,028)
Income taxes payable	1,675	176	(1,890)

Net cash provided by operating activities	42,668	23,600	35,113

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,699)	(3,422)	(12,224)
Proceeds from sales of property, plant and equipment	894	69	16
Purchases of marketable securities	(259,300)	(153,153)	(296,252)
Proceeds from sales and maturities of marketable securities	223,442	233,158	223,344
Business acquisition	(1,100)	(1,025)	(4,728)

Net cash (used in) provided by investing activities	(39,763)	75,627	(89,844)

Cash flows from financing activities:
Dividends paid	(28,903)	(7,389)	(6,539)
Proceeds from exercise of stock options	3,639	1,178	2,280
Tax benefits from stock-based compensation	527	130	380

Net cash used in financing activities	(24,737)	(6,081)	(3,879)

(Decrease) increase in cash and cash equivalents before effect of exchange rate changes	(21,832)	93,146	(58,610)
Effect of exchange rate changes on cash and cash equivalents	(3)	94	(759)

(Decrease)increase in cash and cash equivalents	(21,835)	93,240	(59,369)

Cash and cash equivalents, beginning of year	134,030	40,790	100,159

Cash and cash equivalents, end of year	$112,195	$134,030	$40,790

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended February 27, 2011
(In thousands, except share, per share and option amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Park Electrochemical Corp. (“Park”), through its subsidiaries (collectively, the “Company”), is a global advanced materials company which develops, manufactures, markets and sells high-technology digital and RF/microwave printed circuit materials products principally for the telecommunications and internet infrastructure and high-end computing markets and advanced composite materials, parts and assemblies products for the aerospace markets.

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

c.
Accounting Period – The Company’s fiscal year is the 52 or 53 week period ending the Sunday nearest to the last day of February. The 2011, 2010 and 2009 fiscal years ended on February 27, 2011, February 28, 2010 and March 1, 2009, respectively. Fiscal years 2011, 2010 and 2009 each consisted of 52 weeks.

d.
Fair Value Measurements - For financial assets measured at fair value on a recurring basis, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

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

The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and current liabilities approximate their carrying value due to their short-term nature.  Certain assets and liabilities of the Company are required to be recorded at fair value on either a recurring or non-recurring basis. On a recurring basis, the Company records its marketable securities (see Note 2) at fair value using Level 1 inputs.

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

e.
Cash and Cash Equivalents – The Company considers all money market securities and investments with contractual maturities at the date of purchase of 90 days or less to be cash equivalents. At February 27, 2011, investments in debt securities included in cash equivalents amounted to $5,995.  At February 28, 2010, there were no investments in debt securities included in cash equivalents.

Supplemental cash flow information:

	Fiscal Year
	2011	2010	2009
Cash paid during the year for:
Income taxes paid, net of refunds	$6,520	$3,946	$5,381

f.
Marketable Securities – All marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, included in comprehensive income (loss). Realized gains and losses, amortization of premiums and discounts, and interest and dividend income are included in interest and other income, net. The cost of securities sold is based on the specific identification method.

g.
Inventories – Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company writes down its inventory for estimated obsolescence or unmarketability based upon the age of the inventory and assumptions about future demand for the Company's products and market conditions.

h.
Revenue Recognition – The Company recognizes revenues when products are shipped and title has been transferred to a customer, the sales price is fixed and determinable, and collection is reasonably assured. All material sales transactions are for the shipment of manufactured prepreg and laminate products and advanced composite materials, parts and assemblies.

i.
Sales Allowances and Product Warranties - The Company provides for the estimated costs of sales allowances at the time such costs can be reasonably estimated. The Company’s products are made to customer specifications and tested for adherence to specifications before shipment to customers. Composite parts and assemblies may be subject to “airworthiness” acceptance by customers after receipt at the customers’ locations. There are no future performance requirements other than the products’ meeting the agreed specifications. The Company’s bases for providing sales allowances for returns are known situations in which products may have failed due to manufacturing defects in products supplied by the Company. The Company is focused on manufacturing the highest quality printed circuit materials and advanced composite materials, parts and assemblies possible and employs stringent manufacturing process controls and works with raw material suppliers who have dedicated themselves to complying with the Company's specifications and technical requirements. The amounts of returns and allowances resulting from defective or damaged products have been less than 1.0% of sales for each of the Company's last three fiscal years.

j.
Accounts Receivable – The majority of the Company’s accounts receivable are due from purchasers of the Company’s printed circuit materials.  Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required.  Accounts receivable are due within established payment terms and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than established payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible.

k.
Allowance for Doubtful Accounts – The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

l.
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

m.
Goodwill and Other Intangible Assets - Goodwill is not amortized.  Other intangible assets are amortized over the useful lives of the assets on a straight line basis. The Company tests for impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company assesses the impairment of goodwill at least annually. The Company conducted its annual goodwill impairment test as of November 29, 2010, the first day of the fourth quarter, and concluded that there was no impairment.

n.
Shipping Costs – The amounts paid by the Company to third-party shippers for transporting products to customers, which are not reimbursed by customers, are classified as selling expenses. The shipping costs included in selling, general and administrative expenses were approximately $4,758, $3,973, and $3,929 for fiscal years 2011, 2010 and 2009, respectively.

o.
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

p.
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

United States (“U.S.”) Federal income taxes have not been provided on the undistributed earnings (approximately $181,000 as of February 27, 2011) of the Company’s foreign subsidiaries, because it is management’s practice and intent to reinvest such earnings in the operations of such subsidiaries.

q.
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

r.
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

s.	Reclassifications – Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year’s presentation.

2.	MARKETABLE SECURITIES

The following is a summary of available-for-sale securities:

	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
February 27, 2011:
U.S. Treasury and other government securities	$39	$78	$94,777
U.S. corporate debt securities	47	12	43,472

Total debt securities	$86	$90	$138,249

February 28, 2010:
U.S. Treasury and other government securities	$33	$6	$56,279
U.S. corporate debt securities	-	12	5,209
Certificates of deposit	-	-	42,322

Total debt securities	$33	$18	$103,810

The gross realized gains on the sales of securities were $11, $14 and $0 for fiscal years 2011, 2010 and 2009, respectively, and the gross realized losses were $47, $90 and $0 for fiscal years 2011, 2010 and 2009, respectively.

The estimated fair values of such securities were determined based on observable inputs, which were quoted market prices for identical assets in active markets. The estimated fair values of such securities at February 27, 2011, by contractual maturity, are shown below:

Due in one year or less	$64,395
Due after one year through five years	73,854
$138,249

3.	INVENTORIES

Inventories consisted of the following:

	February 27, 2011	February 28, 2010

Raw materials	$6,257	$5,675
Work-in-process	2,927	2,975
Finished goods	3,404	3,059
Manufacturing supplies	300	264
	$12,888	$11,973

4.	PROPERTY, PLANT AND EQUIPMENT

	February 27, 2011	February 28, 2010

Land, buildings and improvements	$40,564	$40,531
Machinery, equipment, furniture and fixtures	132,536	129,757
	173,100	170,288
Less accumulated depreciation and amortization	131,808	125,383
	$41,292	$44,905

Property, plant and equipment are initially valued at cost. Depreciation and amortization expenses relating to property, plant and equipment were $6,746, $7,057 and $7,707 for fiscal years 2011, 2010 and 2009, respectively. In the 2009 fiscal year fourth quarter, the Company recorded a pre-tax impairment charge of $3,967 for the write-off of construction costs related to the installation of an advanced high-speed treater at the Company’s Nelco Products Pte. Ltd. electronic materials business unit in Singapore.

During the 2011 fiscal year fourth quarter, the Company  sold the building at its Neltec Europe SAS business unit in Mirebeau, France for approximately $894,000. The amount receivable has been recorded in prepaid expenses and other assets and was subsequently received in the first quarter of the 2012 fiscal year. The building at the New England Laminates Co., Inc. business unit in Newburgh, New York is held for sale. In fiscal year 2004, the Company reduced the book value of the building to zero, and the Company intends to sell it during the 2012 or 2013 fiscal years.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

In the first quarter of the Company’s 2009 fiscal year, the Company’s wholly owned subsidiary, Park Aerospace Structures Corp., acquired substantially all the assets and business of Nova Composites, Inc., a manufacturer of aircraft composite parts and assemblies and the tooling for such parts and assemblies, located in Lynnwood, Washington, for a cash purchase price of $4,500 paid at the closing of the acquisition and up to an additional $5,500 payable over five years depending on the achievement of specified earn-out objectives. The Company paid an additional $1,025 for such acquisition in the 2010 fiscal year second quarter and an additional $1,100 in the 2011 fiscal year first quarter, leaving an additional $3,300 payable over three years depending on the achievement of the earn-out objectives. The Company has recorded in other assets $6,476 of goodwill and an intangible asset related to a patent of $92, net of amortization, which is being amortized over 15 years.

	February 27, 2011	February 28, 2010

Goodwill	$6,476	$5,376
Other Intangibles	92	106
	$6,568	$5,482

6.	ACCRUED LIABILITIES
	February 27, 2011	February 28, 2010

Payroll and payroll related	$2,606	$2,228
Employee benefits	502	525
Workers’ compensation accrual	1,114	1,134
Professional fees	1,512	1,509
Restructuring accruals	2,542	681
Other	1,221	1,224
	$9,497	$7,301

7.	INCOME TAXES

The income tax provision includes the following:

	Fiscal Year
	2011	2010	2009
Current:
Federal	$2,880	$2,587	$2,087
State and local	378	(35)	224
Foreign	4,872	2,447	3,593
	8,130	4,999	5,904
Deferred:
Federal	274	683	(4,354)
State and local	32	16	(583)
Foreign	260	(2,873)	(472)
	566	(2,174)	(5,409)
	$8,696	$2,825	$495

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

During the fourth quarter of the 2009 fiscal year, the Company recorded a tax benefit of $4,677 from the adjustment of certain valuation allowances.

The components of earnings before income taxes were as follows:

	Fiscal Year
	2011	2010	2009

United States	$8,668	$2,914	$2,422
Foreign	32,649	25,270	16,587
Earnings from continuing operations before income taxes	$41,317	$28,184	$19,009

The Company’s effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

	2011	2010	2009

Statutory U.S. Federal tax rate	34.0%	34.0%	34.0%
State and local taxes, net of Federal benefit	0.66	(0.1)	0.6
Foreign tax rate differentials	(16.4)	(17.3)	(7.7)
Valuation allowance on deferred tax Assets	2.6	3.6	(24.0)
Adjustment of tax accruals and Reserves	0.8	4.2	(0.4)
Foreign deferred liability reduction	-	(14.2)	-
Foreign tax credits	(0.5)	(0.2)	(3.2)
Permanent differences and other	(0.1)	-	3.3
	21.0%	10.0%	2.6%

The Company had total net operating loss carryforwards of approximately $30,334 and $27,800 in fiscal years 2011 and 2010, respectively. All of the total net operating loss carryforwards related to foreign operations in fiscal years 2011 and 2010. The foreign net operating loss carryforwards have no expiration.

The Company has New York State investment tax credit carryforwards of $1,131 and $1,180 in fiscal years 2011 and 2010, respectively. In the 2011 fiscal year, a $49 benefit was recognized for these credits. The Company has Kansas tax credits of $202 for which no benefit was provided in the 2011 fiscal year.  The Company does not believe that realization of the principal portion of the Kansas tax credit or the investment tax credit carryforward is more likely than not.

The deferred tax asset valuation allowance of $10,877 as of February 27, 2011 related to foreign net operating losses and state tax credit carryforwards, for which the Company does not expect to realize the tax benefit. During fiscal year 2011, the valuation allowance increased by $1,063 due to current year foreign losses, for which no tax benefit was recognized. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company's long-term deferred tax liabilities and assets as of February 27, 2011 and February 28, 2010 were as follows:

	February 27,	February 28,
	2011	2010
Deferred tax assets:
Impairment of fixed assets	$6,036	$6,654
Net operating loss carryforwards	9,545	8,684
New York State investment tax credits	1,382	1,180
Other, net	2,699	2,584
	19,662	19,102
Valuation allowance for deferred tax assets	(10,877)	(9,814)
Net deferred tax assets	8,785	9,288
Depreciation	(1,279)	(1,246)
Offshore Singapore earnings subject to local tax	(181)	(150)
Total deferred tax liabilities	(1,460)	(1,396)
Net deferred tax	$7,325	$7,892

The breakdown between current and long-term deferred tax assets follows:

	February 27,	February 28,
	2011	2010

Current	$637	$-
Non-current	8,148	9,288
Net deferred tax assets	$8,785	$9,288

The current and non-current deferred tax assets are included in prepaid expenses and other current assets and other assets, respectively.

At February 27, 2011, the Company had gross tax-affected unrecognized tax benefits of $ 2,044, included in other liabilities, all of which, if recognized, would impact the effective tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Unrecognized Tax Benefits
	February 27, 2011	February 28, 2010
Balance as of February 28, 2010	$1,715	$702
Gross increases–tax positions in prior period	276	766
Gross decreases-tax positions in prior period	(16)	-
Gross increases-current period tax positions	180	324
Gross decreases-current period tax positions	-	-
Lapse of statute of limitations	(111)	(77)
Balance as of February 27, 2011	$2,044	$1,715

The amount of unrecognized tax benefits may increase or decrease in the future for various reasons, including adding or reducing amounts for current year tax positions, expiration of statutes of limitation on open income tax returns, changes in management’s judgment about the level of uncertainty, status of tax examinations, and legislative activity. The gross increases in tax positions in prior period increased as a result of a change in management’s judgment based on updated information.

A list of open tax years by major jurisdiction follows:

United States	2006-2011
Arizona	2007-2011
California	2007-2011
New York	2007-2011
France	2009-2011
Singapore	2004-2011

The Company had approximately $371 and $354 of accrued interest and penalties as of February 27, 2011 and February 28 2010, respectively. The Company’s policy is to include applicable interest and penalties related to unrecognized tax benefits as a component of current income tax expense. Net operating losses in the United States from fiscal years 2004 and 2005 have been carried forward to fiscal year 2006 and remain open until the statute of limitations for fiscal year 2006 expires.

The Internal Revenue Service (the “IRS”) has been conducting an examination of the Company’s tax returns for the fiscal years ended 2006, 2007 and 2008. The Company has recorded additional reserves and current payables of $385 in fiscal year 2011 based on preliminary findings by the IRS primarily related to transfer pricing. The Company expects the examination to be completed in the first quarter of fiscal year 2012.

8.	STOCK-BASED COMPENSATION

As of February 27, 2011, the Company had a 1992 Stock Option Plan and a 2002 Stock Option Plan and no other stock-based compensation plan.  Both Stock Option Plans have been approved by the Company’s stockholders and provide for the grant of stock options to directors and key employees of the Company.  All options granted under such Plans have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant, which, pursuant to the terms of the Plans, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted. Options granted under the Plans become exercisable 25% one year from the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire 10 years from the date of grant.  The authority to grant additional options under the 1992 Stock Option Plan expired on March 24, 2002, and options to purchase a total of 1,800,000 shares of common stock were authorized for grant under the 2002 Stock Option Plan. At February 27, 2011, 1,753,195 shares of common stock of the Company were reserved for issuance upon exercise of stock options under the 1992 Stock Option Plan and the 2002 Stock Option Plan and 951,106 shares were available for future grant under the 2002 Stock Option Plan. Options to purchase 23,000 and 150,450 shares of common stock were granted during the 2011 fiscal year and 2010 fiscal year, respectively.

The compensation expense for stock options includes an estimate for forfeitures and is recognized on a straight line basis over the requisite service period.

The future compensation expense to be recognized in earnings before income taxes for options outstanding at February 27, 2011 will be $1,316 and will be recognized over the next four fiscal years.

The Company records its stock-based compensation at fair value.  The weighted average fair value for options was estimated at the dates of grants, using the Black-Scholes option pricing model, to be $10.19 for fiscal year 2011, $8.05 for fiscal year 2010 and $3.22 for fiscal year 2009, with the following assumptions: risk free interest rates of 2.63% -3.34% for fiscal year 2011, 2.75%-3.42% for fiscal year 2010 and 2.75-4.00% for fiscal year 2009; expected volatility factors of 35.4%-35.7%, 32.1%-35.7% and 27.5%-32.5% for fiscal years 2011, 2010 and 2009, respectively; expected dividend yields of 1.29%-1.52% for fiscal year 2011, 1.60%-1.98% for fiscal year 2010 and 1.18%-1.77% for fiscal year 2009 and estimated option terms of 5.5-5.7 years for fiscal year 2011, 5.1-5.7 years for fiscal year 2010 and 4.7-5.6 years for fiscal year 2009.

The risk free interest rates are based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the estimated term of the options at the date of the grant. Volatility factors are based on historical volatility of the Company’s common stock. The expected dividend yields are based on the regular quarterly cash dividend per share most recently declared by the Company and on the exercise price of the options granted during the fiscal year 2011. The estimated terms of the options are based on evaluations of the historical and expected future employee exercise behavior.

Information with respect to options follows:

	Outstanding Options	Weighted Average Exercise Price
Balance, March 2, 2008	1,040,739	$23.50
Granted	146,850	26.36
Exercised	(123,649)	18.07
Terminated or expired	(81,213)	26.72

Balance, March 1, 2009	982,727	$24.35
Granted	150,450	24.70
Exercised	(70,175)	16.78
Terminated or expired	(44,907)	26.32

Balance, February 28, 2010	1,018,095	$24.89
Granted	23,000	30.49
Exercised	(181,343)	20.07
Terminated or Expired	(57,663)	26.12
Balance, February 27, 2011	802,089	26.05
Exercisable February 27, 2011	589,170	$25.78

At February 27, 2011, 802,089 stock options were outstanding having a weighted average remaining service period of 5.56 years and an aggregate intrinsic value of $4,684. At February 27, 2011, 589,170 stock options were exercisable having a weighted average remaining service period of 4.62 years and an aggregate intrinsic value of $3,602.

A summary of the status of the Company’s nonvested options at February 27, 2011, and changes during the fiscal year then ended, follows:

		Weighted Average
	Shares Subject	Grant Date Fair
	to Options	Value
Nonvested, beginning of year	343,066	$7.44
Granted	23,000	10.19
Vested	(117,422)	7.98
Terminated	(35,725)	7.62

Nonvested, end of year	212,919	$6.31

The total values realized (the market value of the underlying shares on the date of exercise, less the exercise price, times the number of shares acquired) from the exercise of options during the 2011, 2010 and 2009 fiscal years were $1,818, $352 and $1,259, respectively. Stock options available for future grant under the 2002 Stock Option Plan at February 27, 2011 and February 28, 2010 were 951,106 and 933,031, respectively.

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

b.	Reserved Common Shares – At February 27, 2011, 1,753,195 shares of common stock were reserved for issuance upon exercise of stock options.

c.	Accumulated Other Comprehensive Income – Accumulated balances related to each component of other comprehensive income were as follows:

	February 27, 2011	February 28, 2010

Currency translation adjustment	$1,983	$1,606
Unrealized gains on investments, net of tax	-	10

Accumulated balance	$1,983	$1,616

10.	EARNINGS PER SHARE

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

The following table sets forth the calculation of basic and diluted earnings per share for the last three fiscal years:

	2011	2010	2009
Net earnings from continuing operations	$32,621	$25,359	$18,514
Gain from discontinued operations	-	-	16,486
Net earnings	$32,621	$25,359	$35,000

Weighted average common shares outstanding for basic EPS	20,627,730	20,521,697	20,441,354
Net effect of dilutive options	47,427	25,400	44,762
Weighted average shares outstanding for diluted EPS	20,675,157	20,547,097	20,486,116

Basic earnings per share:
Net earnings from continuing operations	$1.58	$1.24	$0.90
Gain from discontinued operations	-	-	0.81
Basic earnings per share	$1.58	$1.24	$1.71

Diluted earnings per share:
Net earnings from continuing operations	$1.58	$1.23	$0.90
Gain from discontinued operations	-	-	0.81
Diluted earnings per share	$1.58	$1.23	$1.71

Common stock equivalents, which were not included in the computation of diluted earnings per share because either the effect would have been antidilutive or the options' exercise prices were greater than the average market price of the common stock, were 20,000, 336,450 and 123,503 for the fiscal years 2011, 2010 and 2009, respectively.

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

In the 2009 fiscal year, the Company recorded one-time pre-tax charges of $5,687 related to the closure of the Company’s New England Laminates Co., Inc. electronic materials business unit located in Newburgh, New York and the closure of the Company’s Neltec Europe SAS electronic materials business unit located in Mirebeau, France and related to an asset impairment and workforce reduction at the Company’s Nelco Products Pte. Ltd. electronic materials and advanced composite materials business unit in Singapore. The charges for the closure of the business units included a non-cash asset impairment charge of $650 and were net of the recapture of non-cash cumulative currency translation adjustments of $3,957. In the 2009 fiscal year, the Company also recorded a pre-tax charge of $570 related to restructurings at certain of its North American and European business units. The Company paid $230, $2,609 and $3,045 of these charges during the 2011, 2010 and 2009 fiscal years, respectively.

The Company recorded an additional pre-tax charge of $169 during the 2010 fiscal year and an additional pre-tax charge of $1,312 during the 2011 fiscal year related to the closure, in fiscal year 2009, of the Neltec Europe business unit. The additional charge in the 2011 fiscal year was based on updated estimates of the total costs to complete the closure of the Neltec Europe business unit as a result of recent additional information regarding such costs, including recent developments relating to certain employment litigation initiated in France after the closure and other expenses in excess of the original estimates. The Company expects to pay the remaining $1,314 during the 2012 fiscal year.

During the 2004 fiscal year, the Company recorded charges related to the realignment of its North America volume printed circuit materials operations. The charges included lease and other obligations of $7,292.  The future lease obligations are payable through September 2013. The remaining balances on the lease obligations relating to the realignment were $1,182 and $2,534 as of February 27, 2011 and February 28, 2010, respectively. Of these remaining balances, $366 and $1,897 were included in other liabilities for the 2011 and 2010 fiscal years, respectively. The Company applied $1,352 and $637 of payments against this liability during the 2011 and 2010 fiscal years, respectively.

13.	EMPLOYEE BENEFIT PLANS

a.
Profit Sharing Plan - The Company and certain of its subsidiaries have a non-contributory profit sharing retirement plan covering substantially all full-time employees in the United States. The plan may be modified or terminated at any time, but in no event may any portion of the contributions revert back to the Company. The Company's estimated contributions are accrued at the end of each fiscal year and paid to the plan in the subsequent fiscal year. The Company’s contributions to the plan were $367 and $367 for fiscal years 2010 and 2009, respectively. The contribution for fiscal year 2011 has not been paid. Contributions are discretionary and may not exceed the amount allowable as a tax deduction under the Internal Revenue Code.

b.
Savings Plan - The Company also sponsors a 401(k) savings plan, pursuant to which the contributions of employees of certain subsidiaries were partially matched by the Company in the amounts of $187, $176 and $210 in fiscal years 2011, 2010, and 2009, respectively.

14.	COMMITMENTS

The Company conducts certain of its operations in leased facilities, which include several manufacturing plants, warehouses and offices. The leases on facilities are for terms of up to 10 years, the latest of which expires in 2016. Many of the leases contain renewal options for periods ranging from one to ten years and require the Company to pay real estate taxes and other operating costs. The latest land lease expiration is 2054.

These non-cancelable leases have the following payment schedule.

Fiscal Year	Amount
2012	$2,231
2013	1,369
2014	1,069
2015	979
2016	541
Thereafter	530
$6,719

Rental expenses, inclusive of real estate taxes and other costs, were $3,067, $3,046 and $2,721 for fiscal years 2011, 2010 and 2009, respectively.

In addition, the Company has commitments of $1,422 to purchase equipment and services for the installation of an additional treater at its electronic materials manufacturing facility in Singapore and to purchase equipment for the expansion of its development and manufacturing facility in Newton, Kansas.

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

The $1,312 charge in the 39 weeks ended November 28, 2010 related to the closure, in January of 2009, of the Company’s Neltec Europe SAS digital electronic materials business unit located in Mirebeau, France included an amount relating to certain employment litigation initiated in France after the closure. See Note 12.

b.
Environmental Contingencies - The Company and certain of its subsidiaries have been named by the Environmental Protection Agency (the "EPA") or a comparable state agency under the Comprehensive Environmental Response, Compensation and Liability Act (the "Superfund Act") or similar state law as potentially responsible parties in connection with alleged releases of haz-ardous substances at eight sites. In addition, two subsidiaries of the Company have received cost recovery claims under the Superfund Act or a similar state law from other private parties involving two other sites, and a subsidiary of the Company has received requests from the EPA under the Superfund Act for information with respect to its involvement at three other sites.

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

The total costs incurred by the Company and its subsidiaries in connection with these sites, including legal fees incurred by the Company and its subsidiaries and their assessed share of remediation costs and excluding amounts paid or reimbursed by insurance carriers, were approximately $1, $1 and $107 in fiscal years 2011, 2010 and 2009, respectively. In the 2010 and 2009 fiscal years, the Company reversed accruals of approximately $835 and $638, respectively, for environmental remedial response and clean-up costs, which were recorded as reductions to selling, general and administrative expenses for such years, as a result of the Company’s conclusion that the likelihood of any liability in connection with such accruals was remote. The recorded liabilities included in accrued liabilities for environmental matters were $9, $9 and $844 for fiscal years 2011, 2010, and 2009 respectively.

Such recorded liabilities do not include environmental liabilities and related legal expenses for which the Company has concluded indemnification agreements with the insurance carriers who provided general liability insurance coverage to the Company and its subsidiaries for the years during which the Company's subsidiaries' waste was disposed at three sites for which certain subsidiaries of the Company have been named as potentially responsible parties. Pursuant to these agreements such insurance carriers have been paying 100% of the legal defense and remediation costs associated with such three sites since 1985.

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

c.
Acquisition – As of February 27, 2011, the Company was obligated to pay up to an additional $3,300 over the next three years depending on the achievement of specified earn-out objectives in connection with the acquisition, on April 1, 2008, of substantially all the assets and business of Nova Composites, Inc., a manufacturer of composite parts and assemblies and the tooling for such parts and assemblies, located in Lynnwood, Washington. (See Note 18).

16.	GEOGRAPHIC REGIONS

The Company’s printed circuit materials products and the Company’s advanced composite materials, parts and assemblies products are sold to customers in North America, Europe and Asia.

Sales are attributed to geographic region based upon the region in which the materials were delivered to the customer. Sales between geographic regions were not significant.

Financial information regarding the Company’s operations by geographic region follows:
	Fiscal Year
	2011	2010	2009
Sales:
North America	$98,865	$87,361	$103,772
Europe	22,441	18,451	22,804
Asia	90,346	69,874	73,486
Total sales	$211,652	$175,686	$200,062

Long-lived assets:
North America	$38,072	$40,020	$41,423
Europe	444	1,264	1,112
Asia	18,333	19,142	21,113
Total long-lived assets	$56,849	$60,426	$63,648

17.	CUSTOMER AND SUPPLIER CONCENTRATIONS

a.
Customers - Sales to Sanmina-SCI Corporation were 14.6%, 13.7% and 13.6% of the Company's total worldwide sales for fiscal years 2011, 2010 and 2009, respectively. Sales to TTM Technologies Inc. were 16.4%, 11.3% and 12.1% of the Company's total worldwide sales for fiscal years 2011, 2010 and 2009, respectively. Sales to subsidiaries of Flextronics International, Ltd. were 10.2% of the Company’s total worldwide sales for fiscal year 2011.

While no other customer accounted for 10% or more of the Company's total worldwide sales in fiscal years 2011, 2010 or 2009, and the Company is not dependent on any single customer, the loss of a major printed circuit materials customer or of a group of customers could have a material adverse effect on the Company's business or consolidated results of operations or financial position.

b.
Sources of Supply - The principal materials used in the manufacture of the Company's high-technology printed circuit materials and advanced composite materials, parts and assemblies are specially manufactured copper foil, fiberglass cloth and synthetic reinforcements, and specially formulated resins and chemicals. Although there are a limited number of qualified suppliers of these materials, the Company has nevertheless identified alternate sources of supply for many of such materials. While the Company has not experienced significant problems in the delivery of these materials and considers its relationships with its suppliers to be strong, a disruption of the supply of material from a principal supplier could adversely affect the Company's business. Furthermore, substitutes for these materials are not readily available, and an inability to obtain essential materials, if prolonged, could materially adversely affect the Company’s business. The Company recently reported potential significant supply chain issues in Japan as a result of the earthquake and tsunami in Japan in March 2011.

18.	ACQUISITION

On April 1, 2008, the Company acquired substantially all the assets and business of Nova Composites, Inc. located in Lynnwood, Washington for a cash purchase price of $4,500 paid at the closing of the acquisition and up to an additional $5,500 payable over five years depending on the achievement of specified earn-out objectives. In the 2010 fiscal year, the Company paid an additional $1,025 for such acquisition, and in the

2011 fiscal year, the Company paid an additional $1,100 for such acquisition, leaving an additional $3,300 payable over three years, as of February 27, 2011, depending on the achievement of the earn-out objectives.

In the first quarter of the 2012 fiscal year, the Company paid an additional $1,100 for such acquisition, leaving an additional $2,200 payable over the next two years depending on the achievement of the earn-out objectives.

Such three additional payments were recorded as additional goodwill, and any additional amount paid will be recorded as goodwill.

The allocation of the purchase price is as follows:

Current assets	$181
Fixed assets	174
Goodwill and other intangibles	6,582
Total assets acquired	6,937
Current liabilities assumed	(84)
Total Purchase Price	$6,853

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter
	First	Second	Third	Fourth
	(In thousands, except per share amounts)

Fiscal 2011:
Net sales	$59,026	$54,505	$46,920	$51,201
Gross profit	20,163	18,317	14,492	16,929

Net earnings	9,869	9,447	5,020	8,285

Basic earnings per share:
Net earnings per share	$0.48	$0.46	$0.24	$0.40

Diluted earnings per share:
Net earnings per share	$0.48	$0.46	$0.24	$0.40

Weighted average common shares outstanding:
Basic	20,561	20,534	20,541	20,541
Diluted	20,482	20,554	20,573	20,579

Fiscal 2010:
Net sales	$36,697	$42,518	$46,088	$50,383
Gross profit	9,208	10,948	13,761	17,685

Net earnings from continuing operations	3,074	4,755	7,169	10,361

Basic earnings per share:
Net earnings per share	$0.15	$0.23	$0.35	$0.50

Diluted earnings per share:
Net earnings per share	$0.15	$0.23	$0.35	$0.50

Weighted average common shares outstanding:
Basic	20,471	20,534	20,541	20,541
Diluted	20,482	20,554	20,573	20,579

Earnings per share are computed separately for each quarter. Therefore, the sum of such quarterly per share amounts may differ from the total for each year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a)      Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of February 27, 2011, the end of the fiscal year covered by this annual report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such fiscal year, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 27, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control–Integrated Framework. Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of February 27, 2011.

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

(c)     Attestation Report of the Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
  Park Electrochemical Corp.

We have audited Park Electrochemical Corp. (a New York corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of February 27, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Park Electrochemical Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 27, 2011, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Park Electrochemical Corp. and subsidiaries as of February 27, 2011 and February 28, 2010 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended February 27, 2011, and our report dated May 12, 2011 expressed an unqualified opinion thereon.

/s/GRANT THORNTON LLP

New York, New York
May 12, 2011

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

The information called for by this item (except for information as to the Company's executive officers, which information appears elsewhere in this Report) is incorporated by reference to the Company's definitive proxy statement for the 2011 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION.

The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2011 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2011 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2011 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

This information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2011 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
			Page

	(a) Documents filed as a part of this Report

	(1)	Financial Statements:

		The following Consolidated Financial Statements of the Company are included in Part II, Item 8:

		Report of Independent Registered Public Accounting Firm	46

		Balance Sheets	47

		Statements of Operations	48

		Statements of Stockholders' Equity	49

		Statements of Cash Flows	50

		Notes to Consolidated Financial Statements (1- 18)	51

	(2)	Financial Statement Schedules:

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

Date: May 12, 2011		PARK ELECTROCHEMICAL CORP.

	By:	s/s Brian E. Shore
Brian E. Shore,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

s/s Brian E. Shore	Chairman of the Board, President and
Brian E. Shore	Chief Executive Officer and Director (principal executive officer)	May 12, 2011

s/s David R. Dahlquist	Vice President and Chief Financial Officer
David R. Dahlquist	(principal financial officer)	May 12, 2011

s/s P. Matthew Farabaugh	Vice President and Controller
P. Matthew Farabaugh	(principal accounting officer)	May 12, 2011

s/s Dale Blanchfield
Dale Blanchfield	Director	May 12, 2011

s/s Lloyd Frank
Lloyd Frank	Director	May 12, 2011

s/s Emily J. Groehl	Director	May 12, 2011
Emily J. Groehl

s/s Steven T. Warshaw
Steven T. Warshaw	Director	May 12, 2011

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at Beginning of Period	Costs and Expenses	Other	Reductions	Balance at End of Period

DEFERRED INCOME TAX ASSET VALUATION ALLOWANCE:

52 weeks ended February 27, 2011	$9,814,000	$1,063,000	$-	$-	$10,877,000

52 weeks ended February 28, 2010	$8,787,000	$1,027,000	$-	$-	$9,814,000

52 weeks ended March 1, 2009	$13,014,000	$450,000	$-	$(4,677,000)	$8,787,000

Column A	Column B	Column C	Column D		Column E
			Other
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Accounts Written Off	Translation Adjustment	Balance at End of Period

ALLOWANCE FOR DOUBTFUL ACCOUNTS:			(A)

52 weeks ended February 27, 2011	$578,000	$21,000	$-	$-	$599,000

52 weeks ended February 28, 2010	$687,000	$(109,000)	$-	$-	$578,000

52 weeks ended March 1, 2009	$750,000	$(48,000)	$(10,000)	$(5,000)	$687,000

(A) Uncollectible amounts, net of recoveries.

EXHIBIT INDEX
Exhibit Numbers	Description	Page

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

Exhibit Numbers	Description	Page

	reference.)	-

10.2	Lease dated December 12, 1989 between Nelco Products, Inc. and James Emmi regarding real property located at 1107 East Kimberly Avenue, Anaheim, California and letter dated December 29, 1994 from Nelco Products, Inc. to James Emmi exercising its option to extend such Lease (Reference is made to Exhibit 10.02 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.3	Lease Agreement dated August 16, 1983 and Exhibit C, First Addendum to Lease, between Nelco Products, Inc. and TCLW/Fullerton regarding real property located at 1411 E. Orangethorpe Avenue, Fullerton, California (Reference is made to Exhibit 10.03 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.3(a)	Second Addendum to Lease dated January 26, 1987 to Lease Agreement dated August 16, 1983 (see Exhibit 10.3 hereto) between Nelco Products, Inc. and TCLW/Fullerton regarding real property located at 1421 E. Orangethorpe Avenue, Fullerton, California (Reference is made to Exhibit 10.03(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.3(b)	Third Addendum to Lease dated January 7, 1991 and Fourth Addendum to Lease dated January 7, 1991 to Lease Agreement dated August 16, 1983 (see Exhibit 10.3 hereto) between Nelco Products, Inc. and TCLW/Fullerton regarding real property located at 1411, 1421 and 1431 E. Orangethorpe Avenue, Fullerton, California. (Reference is made to Exhibit 10.03(b) of the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1997, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.3(c)	Fifth Addendum to Lease dated July 5, 1995 to Lease dated August 16, 1983 (see Exhibit 10.03 hereto) between Nelco Products, Inc. and TCLW/Fullerton regarding real property located at 1411 E. Orangethorpe Avenue, Fullerton, California (Reference is made to Exhibit 10.3(c) of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.)	-

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

Exhibit Numbers	Description	Page

	is incorporated herein by reference.)	-

10.4(a)	Deed of Assignment, dated April 17, 1986 between Nelco Products Pte. Ltd., Kiln Technique (Private) Limited and Paul Ma, Richard Law, and Michael Ng, all of Peat Marwick & Co., of the Lease Agreement dated May 26, 1982 (see Exhibit 10.4 hereto) between Kiln Technique (Private) Limited and the Jurong Town Corporation regarding real property located at 4 Gul Crescent, Jurong, Singapore (Reference is made to Exhibit 10.04(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.5	1992 Stock Option Plan of the Company, as amended by First Amendment thereto. (Reference is made to Exhibit 10.06(b) of the Company's Annual Report on Form 10-K for the fiscal year ended March 1, 1998, Commission File No. 1-4415, which is incorporated herein by reference. This exhibit is a management contract or compensatory plan or arrangement.)	-

10.6	Lease dated April 15, 1988 between FiberCote Industries, Inc. (lease was initially entered into by USP Composites, Inc., which subsequently changed its name to FiberCote Industries, Inc.) and Geoffrey Etherington, II regarding real property located at 172 East Aurora Street, Waterbury, Connecticut (Reference is made to Exhibit 10.07 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.6(a)	Amendment to Lease dated December 21, 1992 to Lease dated April 15, 1988 (see Exhibit 10.6 hereto) between FiberCote Industries, Inc. and Geoffrey Etherington II regarding real property located at 172 East Aurora Street, Waterbury, Connecticut (Reference is made to Exhibit 10.07(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.6(b)	Letter dated June 30, 1997 from FiberCote Industries, Inc. to Geoffrey Etherington II extending the Lease dated April 15, 1988 (see Exhibit 10.6 hereto) between FiberCote Industries, Inc. and Geoffrey Etherington II regarding real property located at 172 East Aurora Street, Waterbury Connecticut. (Reference is made to Exhibit 10.08(b) of the Company's Annual Report on Form 10-K for the fiscal year ended March 1, 1998, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.7	Lease dated December 12, 1990 between Neltec, Inc. and NZ Properties, Inc. regarding real property located at 1420 W. 12th Place, Tempe, Arizona. (Reference is made to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1997, Commission File No. 1-4415, which is incorporated herein by reference.)	-

Exhibit Numbers	Description	Page

10.7(a)	Letter dated January 8, 1996 from Neltec, Inc. to NZ Properties, Inc. exercising its option to extend the Lease dated December 12, 1990 (see Exhibit 10.7 hereto) between Neltec, Inc. and NZ Properties, Inc. regarding real property located at 1420 W. 12th Place, Tempe, Arizona. (Reference is made to Exhibit 10.13(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1997, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.7(b)	Letter dated January 25, 2001 from Neltec, Inc. to NZ Properties, Inc. exercising its option to extend the Lease dated December 12, 1990 (see Exhibit 10.7 hereto) between Neltec, Inc. and NZ Properties, Inc. regarding real estate property located at 1420 W. 12th Place, Tempe, Arizona (Reference is made to Exhibit 10.7(b) of the Company’s Annual Report on Form l0-K for the fiscal year ended February 26, 2006, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.7(c)	Letter dated February 14, 2006 from Neltec, Inc. to REB Ltd. Properties, Inc. exercising its option to extend the Lease dated December 12, 1990 (see Exhibit 10.7 hereto) between Neltec, Inc. and NZ Properties, Inc. regarding real property located at 1420 W. 12th Place, Tempe, Arizona (Reference is made to Exhibit 10.7(c) of the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2006, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.8	2002 Stock Option Plan of the Company (Reference is made to Exhibit 10.01 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 1, 2002, Commission File No. 1-4415, which is incorporated herein by reference. This exhibit is a management contract or compensatory plan or arrangement.)	-

10.9	Forms of Incentive Stock Option Contract for employees, Non-Qualified Stock Option Contract for employees and Non-Qualified Stock Option Contract for directors under the 2002 Stock Option Plan of the Company (Reference is made to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2005, Commission File No. 1-4415, which is incorporated herein by reference.)	-

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers adopted on May 6, 2004 (Reference is made to Exhibit 14.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004, Commission File No. 1-4415, which is incorporated herein by reference.)	-