Form 10-Q
period 2011-05-29
PARK ELECTROCHEMICAL CORP
filed 2011-07-07
CIK 76267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 29, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,726,671 as of July 6, 2011.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	May 29, 2011 (Unaudited)	February 27, 2011

ASSETS
Current assets:
Cash and cash equivalents	$164,872	$112,195
Marketable securities (Note 4)	91,084	138,249
Accounts receivable, net	30,231	29,822
Inventories (Note 5)	14,268	12,888
Prepaid expenses and other current assets	3,484	3,805
Total current assets	303,939	296,959

Property, plant and equipment, net	41,379	41,292
Goodwill	7,576	6,476
Other assets	9,416	9,081
Total assets	$362,310	$353,808

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,160	$9,944
Accrued liabilities	10,039	9,497
Income taxes payable	6,766	5,812
Total current liabilities	27,965	25,253

Deferred income taxes	1,460	1,460
Other liabilities (Note 7)	1,637	1,787
Total liabilities	31,062	28,500

Stockholders' equity:
Common stock	2,072	2,072
Additional paid-in capital	154,780	154,459
Retained earnings	171,965	166,795
Treasury stock, at cost	(1)	(1)
Accumulated other comprehensive income	2,432	1,983
Total stockholders' equity	331,248	325,308
Total liabilities and stockholders’ equity	$362,310	$353,808
*The balance sheet at February 27, 2011 has been derived from the audited financial statements at that date.

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	13 weeks ended
	(Unaudited)
	May 29, 2011	May 30, 2010

Net sales	$51,817	$59,026

Cost of sales	35,848	38,863

Gross profit	15,969	20,163

Selling, general and administrative expenses	7,550	7,762

Earnings from operations	8,419	12,401

Interest income and other income	221	76

Earnings from operations before income taxes	8,640	12,477

Income tax provision	1,398	2,608

Net earnings	$7,242	$9,869

Earnings per share (Note 8)
Basic	$0.35	$0.48
Diluted	$0.35	$0.48

Weighted average number of common and common equivalent shares outstanding:
Basic shares	20,723	20,561
Diluted shares	20,820	20,608

Dividends per share	$0.10	$0.10

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	13 Weeks Ended
	(Unaudited
	May 29, 2011	May 30, 2010

Cash flows from operating activities:
Net earnings	$7,242	$9,869
Depreciation and amortization	1,429	1,746
Amortization of bond premium	361	192
Stock-based compensation	210	289
Change in operating assets and liabilities	964	(3,627)

Net cash provided by operating activities	10,206	8,469

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,503)	(607)
Purchases of marketable securities	(21,993)	(109,267)
Proceeds from sales and maturities of marketable securities	69,007	59,328
Business acquisition	(1,100)	(1,100)

Net cash provided by (used in) investing activities	44,411	(51,646)

Cash flows from financing activities:
Dividends paid	(2,072)	(2,054)
Proceeds from exercise of stock options	109	1,477
Tax benefits from exercise of stock options	2	460

Net cash used in financing activities	(1,961)	(117)

Change in cash and cash equivalents before exchange rate changes	52,656	(43,294)

Effect of exchange rate changes on cash and cash equivalents	21	77

Change in cash and cash equivalents	52,677	(43,217)
Cash and cash equivalents, beginning of period	112,195	134,030

Cash and cash equivalents, end of period	$164,872	$90,813

Supplemental cash flow information:
Cash paid during the period for income taxes	$436	$632

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except per share and option amounts)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of May 29, 2011, the consolidated statements of operations for the 13 weeks ended May 29, 2011 and May 30, 2010 and the condensed consolidated statements of cash flows for the 13 weeks then ended have been prepared by Park Electrochemical Corp. (the “Company”), without audit. In the opinion of management, these unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at May 29, 2011 and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2011.

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year’s presentation.

2.	ACCOUNTS RECEIVABLE

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

3.	FAIR VALUE MEASUREMENTS

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

The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and current liabilities approximate their carrying values due to their short-term nature. Certain assets and liabilities of the Company are required to be recorded at fair value on either a recurring or non-recurring basis. On a recurring basis, the Company records its marketable securities (see Note 4) at fair value using Level 1 inputs.

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

4.	MARKETABLE SECURITIES

The following is a summary of available-for-sale securities:

	Gross	Gross
	Unrealized	Unrealized	Estimated
	Gains	Losses	Fair Value

May 29, 2011:
U.S. Treasury and other government securities	$78	$-	$54,837
U.S. corporate debt securities	113	2	36,247
Total marketable securities	$191	$2	$91,084

February 27, 2011:
U.S. Treasury and other government securities	$39	$78	$94,777
U.S. corporate debt securities	47	12	43,472
Total marketable securities	$86	$90	$138,249

The estimated fair values of such securities were determined based on observable inputs, which were quoted market prices for identical assets in active markets. The estimated fair values of such securities at May 29, 2011, by contractual maturity, are shown below:

Due in one year or less	$41,304

Due after one year through five years	49,780

$91,084

5.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

	May 29, 2011	February 27, 2011
Raw materials	$7,494	$6,257
Work-in-progress	3,014	2,927
Finished goods	3,464	3,404
Manufacturing supplies	296	300

	$14,268	$12,888

6.	STOCK-BASED COMPENSATION

As of May 29, 2011, the Company had a 1992 Stock Option Plan and a 2002 Stock Option Plan, and no other stock-based compensation plan. Both Stock Option Plans have been approved by the Company’s stockholders and provide for the grant of stock options to directors and key employees of the Company. All options granted under such Plans have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant, which pursuant to the terms of the Plans, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted. Options granted under the Plans become exercisable 25% one year from the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire 10 years from the date of grant. The authority to grant additional options under the

1992 Stock Option Plan expired on March 24, 2002, and options to purchase a total of 1,800,000 shares of common stock were authorized for grant under the 2002 Stock Option Plan. At May 29, 2011, 1,748,545 shares of common stock of the Company were reserved for issuance upon exercise of stock options under the 1992 Stock Option Plan and the 2002 Stock Option Plan and 951,306 options were available for future grant under the 2002 Stock Option Plan. No options of common stock were granted during the 13 week periods ended May 29, 2011 and May 30, 2010, respectively.

The Company records its stock-based compensation at fair value.

The future compensation expense to be recognized in earnings before income taxes for options outstanding at May 29, 2011 will be $1,106 and will be recognized over the next four fiscal years.

The following is a summary of options for the 13 weeks ended May 29, 2011:

			Weighted Average
		Weighted Average	Remaining Contract	Aggregated
	Options	Exercise Price	Life in Months	Intrinsic Value
Outstanding at February 27, 2011	802,089	$26.05	66.67	$4,684
Granted	-	-
Exercised	(4,450)	24.49
Terminated or expired	(400)	24.39

Outstanding at May 29, 2011	797,239	$26.06	52.32	$2,269
Exercisable at May 29, 2011	584,395	$25.79	41.26	$2,091

The total intrinsic values of options exercised during the 13 weeks ended May 29, 2011 and May 30, 2010 were $27 and $1,233, respectively.

A summary of the status of the Company’s nonvested options at May 29, 2011, and changes during the 13 week period then ended, is presented below:
	Shares Subject to Options	Weighted Average Grant Date Fair Value
Nonvested at February 27, 2011	212,919	$6.31

Granted	-	-
Vested	-	-
Terminated	(75)	8.15

Nonvested at May 29, 2011	212,844	$6.31

7.	RESTRUCTURING CHARGES

As of February 27, 2011, the Company had remaining obligations of $1,314 related to the closure of the Neltec Europe SAS business unit. The Company paid $7 of these obligations in the 13 weeks ended May 29, 2011 and expects to pay the remaining $1,307 during the 2012 fiscal year.

During the 2004 fiscal year, the Company recorded charges related to the realignment of its North American volume printed circuit materials operations. The charges were for employment termination benefits of $1,258, which were fully paid in fiscal year 2004, and lease and other obligations of $7,292. All costs other than the lease obligations were settled prior to fiscal year 2007. The future lease obligations are payable through September 2013. The remaining balances on the lease obligations relating to the realignment were $1,066 and $1,182 as of May 29, 2011 and February 27, 2011, respectively. For the 13 weeks ended May 29, 2011, the Company applied $116 of lease payments against such lease obligations.

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

The following table sets forth the calculation of basic and diluted earnings per share for the 13 weeks ended May 29, 2011 and May 30, 2010.

	13 weeks ended
	May 29, 2011	May 30, 2010

Net Earnings	$7,242	$9,869
Weighted average common shares outstanding for basic EPS	20,723	20,561

Net effect of dilutive options	97	47

Weighted average shares outstanding for diluted EPS	20,820	20,608

Basic earnings per share	$0.35	$0.48
Diluted earnings per share	$0.35	$0.48

Common stock equivalents, which were not included in the computation of diluted earnings per share because the effect would have been antidilutive as the options’ exercise prices were greater than the average market price of the common stock, were 20 and 206 for the 13 weeks ended May 29, 2011 and May 30, 2010, respectively.

9.	SHAREHOLDERS’ EQUITY

During the 13 weeks ended May 29, 2011, the Company issued 4,450 shares pursuant to the exercise of stock options and recognized stock-based compensation expense and tax benefits from stock-based compensation of $210 and $2, respectively. These transactions resulted in the $321 increase in additional paid-in capital during the period.

10.	INCOME TAXES

The Company’s effective tax rate for the 13-week period ended May 29, 2011 was 16.2% compared to 20.9% for the 13-week period ended May 30, 2010. The effective rates varied from the U.S. Federal statutory rate primarily due to foreign income taxed at lower rates.

During the third quarter of the 2010 fiscal year, the Company received a retroactive extension and amendment of a development and expansion tax incentive in Singapore for the period July 1, 2007 through June 30, 2011. The extension and amendment provided for reduced tax rates for taxable income in excess of a stipulated base level of taxable income. The Company’s policy is to include applicable interest and penalties related to unrecognized tax benefits as a component of income tax expense.

The Internal Revenue Service (the “IRS”) conducted an examination of the Company’s tax returns for the fiscal years ended 2006, 2007 and 2008. The Company recorded additional reserves and current payables of $385 in fiscal year 2011 based on preliminary findings by the IRS primarily related to transfer pricing. As a result of completing the examination in the first quarter of the 2012 fiscal year, the Company accrued additional current tax liabilities of $250. Upon paying the $1,005 Federal tax assessment, unrecognized tax benefits of $2,044, which were disclosed in Note 7 of the Notes to Consolidated Financial Statements in Item 8 of Part II of the Company’s Form 10-K Annual Report for the fiscal year ended February 27, 2011, will decrease by $755.

11.	COMPREHENSIVE INCOME

The following table summarizes the components of comprehensive income for the 13 weeks ended May 29, 2011 and May 30, 2010:

	13 weeks ended
	May 29, 2011	May 30, 2010

Net earnings	$7,242	$9,869
Exchange rate changes	326	153
Net unrealized gain(loss) on marketable securities, net of tax	123	(80)
Comprehensive income	$7,691	$9,942

12.	GEOGRAPHIC REGIONS

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

Sales are attributed to geographic region based upon the region in which the materials were delivered to the customer.

Financial information concerning the Company's operations by geographic region follows:

	13 weeks ended
	May 29, 2011	May 30, 2010

Sales:
North America	$21,840	$26,718
Europe	5,417	7,526
Asia	24,560	24,782
Total sales	$51,817	$59,026

	May 29, 2011	February 27, 2011

Long-lived assets:
North America	$38,843	$38,072
Europe	439	444
Asia	19,089	18,333
Total long-lived assets	$58,371	$56,849

13.	CONTINGENCIES

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

Under the Superfund Act and similar state laws, all parties who may have contributed any waste to a hazardous waste disposal site or contaminated area identified by the EPA or comparable state agency may be jointly and severally liable for the cost of cleanup. Generally these sites are locations at which numerous persons disposed of hazardous waste. In the case of the Company's subsidiaries, generally the waste was removed from their manufacturing facilities and disposed at waste sites by various companies which contracted with the subsidiaries to provide waste disposal services. Neither the Company nor any of its subsidiaries have been accused of or charged with any wrongdoing or illegal acts in connection with any such sites. The Company believes it maintains an effective and comprehensive environmental compliance program.

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

The total costs incurred by the Company and its subsidiaries in connection with these sites, including legal fees incurred by the Company and its subsidiaries and their assessed share of remediation costs and excluding amounts paid or reimbursed by insurance carriers, were $1 and $1 in the 13 weeks ended May 29, 2011 and May 30, 2010, respectively. The recorded liabilities included in accrued liabilities for environmental matters were $9 at both May 29, 2011 and February 27, 2011.

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

c.
Acquisition – The Company is obligated to pay up to an additional $2,200 over the next two years depending on the achievement of specified earn-out objectives in connection with the acquisition by the Company’s wholly owned subsidiary, Park Aerospace Structures Corp., of substantially all the assets and business of Nova Composites, Inc., located in Lynnwood, Washington, in addition to a cash purchase price of $4,500 paid at the closing of the acquisition on April 1, 2008 and additional payments of $1,100 in the first quarter of the 2012 fiscal year, $1,100 in the first quarter of the 2011 fiscal year and $1,025 in the second quarter of the 2010 fiscal year pursuant to the earn-out provision. Such additional payments were recorded as additional goodwill, and any additional amount paid will be recorded as goodwill.

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

The Company's total net sales declined in the three-month period ended May 29, 2011 compared with last year's comparable period principally as a result of decreases in sales of the Company’s printed circuit materials products in North America and Europe.

The Company’s earnings from operations and net earnings were lower in the 2012 fiscal year first quarter than in the 2011 fiscal year first quarter as a result of the decline in the Company’s total net sales in the 2012 fiscal year first quarter compared to the 2011 fiscal year first quarter and as a result of additional, and in some instances duplicative, costs associated with transferring aerospace composite materials, parts and assemblies manufacturing from the Company’s Park Advanced Composite Materials, Inc. business unit in Waterbury, Connecticut and Park Aerospace Structures Corp. business unit in Lynnwood, Washington to the Company’s Park Aircraft Technologies Corp. business unit in Newton, Kansas and the Company’s donation to The Japanese Red Cross Society after the March 2011 earthquake in Japan. Such factors were only partially offset by the benefits from the higher percentage of sales of higher margin, high performance printed circuit materials products in such quarter than in the 2011 fiscal year first quarter and from the higher interest income earned by the Company in such quarter compared to the interest income earned by the Company in the 2011 fiscal year first quarter.

The decline in sales of printed circuit materials products resulted in lower gross profits and lower earnings from operations in the 2012 fiscal year first quarter compared to the 2011 fiscal year first quarter. The Company’s gross profit margin, measured as a percentage of sales, declined to 30.8% in the 2012 fiscal year first quarter from 34.2% in the 2011 fiscal year first quarter. The Company’s operating and earnings performances in both the 2012 and 2011 fiscal year first quarters were adversely affected by losses incurred at the Company’s Park Aircraft Technologies Corp. business unit in Newton, Kansas.

The markets in North America, Asia and Europe for the Company’s printed circuit materials products strengthened in the 2010 fiscal year third and fourth quarters after prevailing weakness in the 2010 fiscal year first and second quarters, and such strength continued in the 2011 fiscal year first, second and fourth quarters but dissipated in the 2012 fiscal year first quarter.  Sales of the Company’s advanced composite materials, parts and assemblies products weakened during the 2009 fiscal year third and fourth quarters, and such weakness continued during the 2010 fiscal year. However, sales of the Company’s advanced composite materials, parts and assemblies showed some small improvement during the 2011 fiscal year and in the 2012 fiscal year first quarter.

The global markets for the Company’s printed circuit materials products continue to be very difficult to forecast, and it is not clear to the Company what the condition of the global markets for the Company’s printed circuit materials products will be in the 2012 fiscal year second quarter. Further, the Company is not able to predict the impact the current global economic and financial conditions will have on the markets for its advanced composite materials, parts and assemblies products in the 2012 fiscal year second quarter or beyond.

In the fourth quarter of the Company’s 2009 fiscal year, the Company completed the construction of a new 52,000 square foot development and manufacturing facility in Newton, Kansas to produce advanced composite materials principally for the aircraft and space vehicle industries. The Company spent approximately $15 million on the facility and equipment. In the first quarter of the Company’s 2012 fiscal year, the Company completed construction of a major expansion of its facility in Kansas in order to manufacture composite parts and assemblies for the aircraft and space vehicle industries. The expansion includes approximately 37,000 square feet of manufacturing and storage space, and the Company is spending approximately $5 million on the facility expansion and equipment. The Company is in the final stages of installing equipment in the expanded facility, and the Company expects the expansion to be operational by the third quarter of the 2012 fiscal year.

Three Months Ended May 29, 2011 Compared with Three Months Ended May 30, 2010:

The Company’s total net sales and its net sales of both its printed circuit materials products and its advanced composite materials, parts and assemblies products decreased during the three-month period ended May 29, 2011 compared to the three-month period ended May 30, 2010. Sales of the Company’s advanced composite materials, parts and assemblies products were $5.7 million, or 11% of the Company’s total net sales worldwide, in the 2012 fiscal year first quarter compared to $6.5 million, or 11%, in the 2011 fiscal year first quarter and $6.2 million, or 17%, in the 2010 fiscal year first quarter.

Earnings from operations and net earnings were lower in the three months ended May 29, 2011 compared to the three months ended May 30, 2010 as a result of the decreased sales, additional, and in some instances duplicative, costs associated with transferring aerospace composite materials,  parts and assemblies manufacturing from the Company’s Park Advanced Composite Materials, Inc. business unit in Waterbury, Connecticut and Park Aerospace Structures Corp. business unit in Lynnwood, Washington to the Company’s Park Aircraft Technologies Corp. business unit in Newton, Kansas and the Company’s donation to The Japanese Red Cross Society, partially offset by the benefits from a higher percentage of sales of higher margin, high performance printed circuit materials products.

The Company’s earnings from operations and net earnings in both the 2012 and 2011 fiscal year first quarters were reduced by losses incurred at the Company’s Park Aircraft Technologies Corp. business unit in Newton, Kansas.

Results of Operations

The Company’s total net sales worldwide for the three-month period ended May 29, 2011 decreased 12% to $51.8 million from $59.0 million for last fiscal year's comparable period. The decrease in net sales was principally the result of lower sales of printed circuit materials products in North America and Europe. Sales volumes decreased 18% in North America, 28% in Europe and 1% in Asia during the 2012 fiscal year first quarter compared to the first quarter in the prior year.

The Company's foreign sales were $30.0 million, or 58% of the Company's total net sales worldwide, during the three-month period ended May 29, 2011 compared with $32.3 million of sales, or 55% of total net sales worldwide, during last fiscal year's comparable period. The Company's foreign sales during the 2012 fiscal year first quarter decreased by 7% from the 2011 fiscal year comparable period primarily as the result of lower sales in Europe.

For the three-month period ended May 29, 2011, the Company’s sales in North America, Asia and Europe were 42%, 47% and 11% respectively, of the Company’s total net sales worldwide compared with 45%, 42% and 13%, respectively, for the three-month period ended May 30, 2010.

The Company’s gross profit in the three months ended May 29, 2011 was lower than the gross profit in the prior year’s comparable period and the gross profit as a percentage of sales in the three months ended May 29, 2011 declined to 30.8% from 34.2% in the three months ended May 30, 2010 principally due to lower total net sales and additional, and in some instances duplicative, costs associated with transferring aerospace composite materials,  parts and assemblies manufacturing from the Company’s Park Advanced Composite Materials, Inc. business unit in Waterbury, Connecticut and Park Aerospace Structures Corp. business unit in Lynnwood, Washington to the Company’s Park Aircraft Technologies Corp. business unit in Newton, Kansas, although the Company’s gross profit in the three months ended May 29, 2011 benefited from the higher percentage of sales of higher margin, high performance printed circuit materials products in the three months ended May 29, 2011 than in the three months ended May 30, 2010.

During the three-month period ended May 29, 2011, the Company’s total net sales worldwide of high performance printed circuit materials  were 78% of the Company’s total net sales worldwide of printed circuit materials, compared to 73% for last fiscal year’s comparable period.

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

The Company’s cost of sales decreased by 8% in the 2012 fiscal year first quarter from the 2011 fiscal year first quarter as a result of lower sales and lower production volumes in the 2012 fiscal year first quarter than in the 2011 fiscal year first quarter, offset in part by additional, and in some instances duplicative, costs associated with transferring aerospace composite materials,  parts and assemblies manufacturing from the

Company’s Park Advanced Composite Materials, Inc. business unit in Waterbury, Connecticut and Park Aerospace Structures Corp. business unit in Lynnwood, Washington to the Company’s Park Aircraft Technologies Corp. business unit in Newton, Kansas, but the Company’s cost of sales as a percentage of net sales increased to 69.2% in the 2012 fiscal year first quarter from 65.8% in the 2011 fiscal year first quarter resulting in a gross profit margin decrease from 34.2% to 30.8%, which was partially offset by the higher percentage of sales of higher margin, high performance printed circuit materials products in the 2012 fiscal year first quarter than in the 2011 fiscal year first quarter.

Selling, general and administrative expenses declined by $0.2 million, or by 3%, during the three months ended May 29, 2011 compared with last fiscal year's comparable period, but these expenses, measured as a percentage of sales, were 14.6% during the three months ended May 29, 2011 compared with 13.2% during last fiscal year's comparable period. Such expenses in the 2012 fiscal year first quarter were inflated by additional, and in some instances duplicative, costs associated with transferring aerospace composite materials,  parts and assemblies manufacturing from the Company’s Park Advanced Composite Materials, Inc. business unit in Waterbury, Connecticut and Park Aerospace Structures Corp. business unit in Lynnwood, Washington to the Company’s Park Aircraft Technologies Corp. business unit in Newton, Kansas, increases in legal fees and expenses and a donation to The Japanese Red Cross Society. Selling, general and administrative expenses included $210,000 for the three months ended May 29, 2011 for stock option expense compared to $289,000 for the three months ended May 30, 2010.

The Company’s earnings from operations in both the 2012 and 2011 fiscal year first quarters were reduced by losses incurred at the Company’s Park Aircraft Technologies Corp. business unit in Newton, Kansas.

For the reasons set forth above, the Company's earnings from operations were $8.4 million for the three months ended May 29, 2011, compared to $12.4 million for the three months ended May 30, 2010.

Interest income was $221,000 for the three-month period ended May 29, 2011 compared to $76,000 for last fiscal year's comparable period. The increase in interest income was attributable to higher prevailing interest rates and higher levels of cash available for investment during the 2012 fiscal year first quarter than during the 2011 fiscal year first quarter. The Company's investments were primarily in short-term instruments and money market funds.

The Company's effective income tax rate for the three-month period ended May 29, 2011 was 16.2%, compared to 20.9% for last fiscal year's comparable period. The lower tax provision for the 2012 fiscal year first quarter was attributable principally to higher taxable income in jurisdictions with lower effective income tax rates.

The Company's net earnings for the three months ended May 29, 2011 were $7.2 million, compared to net earnings of $9.9 million for the three months ended May 30, 2010.

Basic and diluted earnings per share were $0.35 for the three-month period ended May 29, 2011 compared to $0.48 for the three-month period ended May 30, 2010.

Liquidity and Capital Resources:

At May 29, 2011, the Company's cash and marketable securities were $256.0 million compared with $250.4 million at February 27, 2011, the end of the Company's 2011 fiscal year. The Company's working capital (which includes cash and marketable securities) was $276.0 million at May 29, 2011 compared with $271.7 million at February 27, 2011.

The increase in working capital at May 29, 2011 compared with February 27, 2011 was due principally to the increase in cash and marketable securities and an increase in inventories slightly offset by increases in accounts payable, accrued liabilities and income taxes payable.

Inventories were 11% higher at May 29, 2011 than at February 27, 2011 primarily as a result of higher raw materials. At May 29, 2011, accounts payable were 12% higher than at February 27, 2011 principally as a result of higher purchases of raw materials during the period ended May 29, 2011 than during the period ended February 27, 2011, and accrued liabilities were 6% higher than at February 27, 2011 principally as a result of increases in employee benefits. Income taxes payable were 16% higher at May 29, 2011 than at February 27, 2011 primarily as a result of recorded tax on income in excess of tax payments.

The Company's current ratio (the ratio of current assets to current liabilities) was 10.9 to 1 at May 29, 2011 compared to 11.8 to 1 at February 27, 2011.

During the three months ended May 29, 2011, net earnings from the Company's operations, before depreciation and amortization, of $8.7 million increased by a net decrease in working capital items, resulted in $10.2 million of cash provided by operating activities. During the same three-month period, the Company expended $1.5 million primarily for the installation of an additional advanced, high speed treater at the Company’s business unit in Singapore and the purchase of equipment for the Company’s new development and manufacturing facility in Newton, Kansas, compared with $0.6 million for the three-month period ended May 30, 2010, and paid $2.1 million in dividends on its common stock in each of such three-month periods. Net expenditures for property, plant and equipment were $2.8 million in the 2011 fiscal year and $3.4 million in the 2010 fiscal year.

In the first quarter of the Company’s 2009 fiscal year, the Company’s wholly owned subsidiary, Park Aerospace Structures Corp., acquired substantially all the assets and business of Nova Composites, Inc., a manufacturer of aircraft composite parts and assemblies and the tooling for such parts and assemblies, located in Lynnwood, Washington, for a cash purchase price of $4.5 million paid at the closing of the acquisition and up to an additional $5.5 million payable over five years depending on the achievement of specified earn-out  objectives. The Company paid an additional $1.0 million in the 2010 fiscal year second quarter, an additional $1.1 million in the 2011 fiscal year first quarter and an additional $1.1 million in the 2012 fiscal year first quarter, leaving up to an additional $2.2 million payable over two years depending on the achievement of the earn-out objectives.

During the 2009 fiscal year, the Company expended approximately $10.2 million for the construction of its new development and manufacturing facility in Newton, Kansas to produce advanced composite materials and for equipment for such facility. During the 2010 fiscal year, the Company expended approximately $1.1 million for equipment for such facility and approximately $1.1 million for the construction of an expansion of such facility to produce advanced composite parts and assemblies. During the 2011 fiscal year, the Company expended approximately $0.3 million for equipment for such facility, approximately $1.3 million for the construction of such expansion and approximately $0.6 million for equipment for such expanded facility.  During the 2012 fiscal year first quarter, the Company expended approximately $0.5 million for equipment for such expanded facility.

At May 29, 2011 and at February 27, 2011, the Company had no long-term debt.

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

The Company's contractual obligations and other commercial commitments to make future payments under contracts, such as lease agreements, consist only of operating lease commitments, commitments to purchase equipment and services for the installation of an additional treater at the Company’s electronic materials manufacturing facility in Singapore and to purchase equipment for the expansion of the Company’s development and manufacturing facility in Newton, Kansas and the Company’s obligation to pay up to an additional $2.2 million over two years in connection with the acquisition of the assets and business of Nova Composites, Inc., described above. The Company has no long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments or contingent commitments, other than two standby letters of credit in the total amount of $1.3 million to secure the Company's obligations under its workers' compensation insurance program.

As a result of the completion of an Internal Revenue Service examination, the Company is obligated to pay $1.0 million of Federal income tax during the 2012 fiscal year.

As of May 29, 2011, there were no material changes outside the ordinary course of the Company’s business in the Company’s contractual obligations disclosed in Item 7 of Part II of its Form 10-K Annual Report for the fiscal year ended February 27, 2011.

Off-Balance Sheet Arrangements:

The Company's liquidity is not dependent on the use of, and the Company is not engaged in, any off-balance sheet financing arrangements, such as securitization of receivables or obtaining access to assets through special purpose entities.

Environmental Matters:

In each of the three-month periods ended May 29, 2011 and May 30, 2010, the Company charged approximately $1,000 against pre-tax income for environmental remedial response and voluntary cleanup costs (including legal fees). While annual expenditures have generally been constant from year to year and may increase over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At May 29, 2011 and February 27, 2011, the amount recorded in accrued liabilities for environmental matters was $9,000.

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

Revenue Recognition

The Company recognizes revenues when products are shipped and title has been transferred to a customer, the sales price is fixed and determinable, and collection is reasonably assured.  All material sales transactions are for the shipment of manufactured printed circuit materials products and advanced composite materials, parts and assemblies.

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

As a result of the completion of an Internal Revenue Service examination, the Company is obligated to pay  $1.0 million of Federal income tax during the 2012 fiscal year.

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

The Company is obligated to pay up to an additional $2.2 million over two years depending on the achievement of specified earn-out objectives in connection with the acquisition by the Company’s wholly owned subsidiary, Park Aerospace Structures Corp., of substantially all the assets and business of Nova Composites, Inc., a manufacturer of composite parts and assemblies and the tooling for such parts and assemblies, located in Lynnwood, Washington, in addition to a cash purchase price of $4.5 million paid at the closing of the acquisition on April 1, 2008 and payments of $1.0 million in the 2010 fiscal year second quarter, $1.1 million in the 2011 fiscal year first quarter and $1.1 million in the 2012 fiscal year first quarter.

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

Factors That May Affect Future Results.

Certain portions of this Report which do not relate to historical financial information may be deemed to constitute forward-looking statements that are subject to various factors which could cause actual results to differ materially from Park's expectations or from results which might be projected, forecast, estimated or budgeted by the Company in forward-looking statements. Such factors include, but are not limited to, general conditions in the electronics and aerospace industries, the Company's competitive position, the status of the Company's relationships with its customers, economic conditions in international markets, the cost and availability of raw materials, transportation and utilities, and the various factors set forth in Item 1A “Risk Factors” and under the caption "Factors That May Affect Future Results" after Item 7 of Park's Annual Report on Form 10-K for the fiscal year ended February 27, 2011.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

The Company's market risk exposure at May 29, 2011 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended February 27, 2011.

Item 4.	Controls and Procedures.

(a)         Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of May 29, 2011, the end of the quarterly fiscal period covered by this quarterly report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the

Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes from the risk factors as previously disclosed in the Company’s Form 10-K Annual Report for the fiscal year ended February 27, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to shares of the Company's Common Stock acquired by the Company during each month included in the Company’s 2012 fiscal year first quarter ended May 29, 2011.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

February 28 - March 29	0	$-	0

March 30 - April 29	0	-	0

April 30 - May 29	0	-	0

Total	0	$-	0	2,000,000(a)

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

Park Electrochemical Corp.
(Registrant)

Date: July 7, 2011	/s/ Brian E. Shore
Brian E. Shore
President and Chief Executive Officer (principal executive officer)

Date: July 7, 2011	/s/ David R. Dahlquist
David R. Dahlquist
Vice President and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Name	Page

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)	29

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)	31

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	33

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	34