Form 10-Q
period 2011-08-28
PARK ELECTROCHEMICAL CORP
filed 2011-10-06
CIK 76267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 28, 2011

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______ to__________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,753,821 as of October 4, 2011.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	August 28, 2011 (Unaudited)	February 27, 2011*

ASSETS
Current assets:
Cash and cash equivalents	$149,772	$112,195
Marketable securities (Note 4)	107,898	138,249
Accounts receivable, net	28,000	29,822
Inventories (Note 5)	14,808	12,888
Prepaid expenses and other current assets (Note 8)	4,819	3,805
Total current assets	305,297	296,959

Property, plant and equipment, net	41,105	41,292
Goodwill	7,576	6,476
Other assets	9,401	9,081
Total assets	$363,379	$353,808

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,602	$9,944
Accrued liabilities (Note 7)	9,456	9,497
Income taxes payable	4,618	5,812
Total current liabilities	22,676	25,253

Deferred income taxes	1,460	1,460
Other liabilities (Note 7)	1,548	1,787
Total liabilities	25,684	28,500

Stockholders' equity:
Common stock	2,075	2,072
Additional paid-in capital	155,673	154,459
Retained earnings	177,562	166,795
Treasury stock, at cost	(1)	(1)
Accumulated other comprehensive income	2,386	1,983
Total stockholders' equity	337,695	325,308
Total liabilities and stockholders’ equity	$363,379	$353,808

*The balance sheet at February 27, 2011 has been derived from the audited financial statements at that date.

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	13 weeks ended		26 weeks ended
	(Unaudited)		(Unaudited)
	August 28, 2011	August 29, 2010	August 28, 2011	August 29, 2010

Net sales	$50,449	$54,505	$102,266	$113,531

Cost of sales	35,913	36,188	71,761	75,051

Gross profit	14,536	18,317	30,505	38,480

Selling, general and administrative expenses	6,902	7,238	14,452	15,000

Earnings from operations	7,634	11,079	16,053	23,480

Interest and other income (Note 8)	1,794	218	2,015	294

Earnings from operations before income taxes	9,428	11,297	18,068	23,774

Income tax provision	1,758	1,850	3,156	4,458

Net earnings	$7,670	$9,447	$14,912	$19,316

Earnings per share (Note 9)
Basic	$0.37	$0.46	$0.72	$0.94
Diluted	$0.37	$0.46	$0.72	$0.94

Weighted average number of common and common equivalent shares outstanding:
Basic shares	20,741	20,632	20,732	20,596
Diluted shares	20,776	20,642	20,798	20,625

Dividends declared per share	$0.10	$0.10	$0.20	$0.20

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	26 Weeks Ended
	(Unaudited)
	August 28, 2011	August 29, 2010

Cash flows from operating activities:
Net earnings	$14,912	$19,316
Depreciation and amortization	2,856	3,463
Amortization of bond premium	770	198
Stock-based compensation	411	550
Change in operating assets and liabilities	(4,023)	(4,217)

Net cash provided by operating activities	14,926	19,310

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,646)	(1,853)
Purchases of marketable securities	(87,546)	(163,492)
Proceeds from sales and maturities of marketable securities	117,257	115,638
Business acquisition	(1,100)	(1,100)

Net cash provided by (used in) investing activities	25,965	(50,807)

Cash flows from financing activities:
Dividends paid	(4,145)	(4,117)
Proceeds from exercise of stock options	751	1,514
Tax benefits from exercise of stock options	52	466

Net cash used in financing activities	(3,342)	(2,137)

Change in cash and cash equivalents before exchange rate changes	37,549	(33,634)

Effect of exchange rate changes on cash and cash equivalents	28	80

Change in cash and cash equivalents	37,577	(33,554)
Cash and cash equivalents, beginning of period	112,195	134,030

Cash and cash equivalents, end of period	$149,772	$100,476

Supplemental cash flow information:
Cash paid during the period for income taxes	$4,282	$4,133

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except per share and option amounts)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of August 28, 2011, the consolidated statements of operations for the 13 weeks and 26 weeks ended August 28, 2011 and August 29, 2010 and the condensed consolidated statements of cash flows for the 26 weeks then ended have been prepared by Park Electrochemical Corp. (the “Company”), without audit.  In the opinion of management, these unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at August 28, 2011 and the results of operations and cash flows for all periods presented.

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

The Company’s accounts receivable are due from purchasers of the Company’s products. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within established payment terms and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than established payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible.

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

4.	MARKETABLE SECURITIES

The following is a summary of available-for-sale securities:

	Gross	Gross
	Unrealized	Unrealized	Estimated
	Gains	Losses	Fair Value

August 28, 2011:
U.S. Treasury and other government securities	$83	$4	$71,574
U.S. corporate debt securities	46	38	36,324
Total marketable securities	$129	$42	$107,898

February 27, 2011:
U.S. Treasury and other government securities	$39	$78	$94,777
U.S. corporate debt securities	47	12	43,472
Total marketable securities	$86	$90	$138,249

The estimated fair values of such securities were determined based on observable inputs, which were quoted market prices for identical assets in active markets. The estimated fair values of such securities at August 28, 2011, by contractual maturity, are shown below:

Due in one year or less	$26,516

Due after one year through five years	81,382

$107,898

5.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

	August 28,	February 27,
	2011	2011

Raw materials	$7,802	$6,257
Work-in-progress	2,836	2,927
Finished goods	3,817	3,404
Manufacturing supplies	353	300

	$14,808	$12,888

6.	STOCK-BASED COMPENSATION

As of August 28, 2011, the Company had a 1992 Stock Option Plan and a 2002 Stock Option Plan, and no other stock-based compensation plan. Both Stock Option Plans have been approved by the Company’s stockholders and provide for the grant of stock options to directors and key employees of the Company. All options granted under such Plans have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant, which pursuant to the terms of the Plans, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted. Options granted under the Plans become exercisable 25% one year from the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire 10 years from the date of grant. The authority to grant additional options under the 1992 Stock Option Plan expired on March 24, 2002, and options to purchase a total of 1,800,000 shares of common stock were authorized for grant under the 2002 Stock Option Plan. At August 28, 2011, 1,721,195 shares of common stock of the Company were reserved for issuance upon exercise of stock options under the 1992 Stock Option Plan and the 2002 Stock Option Plan and 953,532 options were available for future grant under the 2002 Stock Option Plan. No options of common stock were granted during the 13-week and 26-week periods ended August 28, 2011.

The Company records its stock-based compensation at fair value.

The future compensation expense to be recognized in earnings before income taxes for options outstanding at August 28, 2011 is $906 and will be recognized over the next three fiscal years.

The following is a summary of options for the 26 weeks ended August 28, 2011:

			Weighted Average
		Weighted Average	Remaining Contract	Aggregated
	Options	Exercise Price	Life in Months	Intrinsic Value
Outstanding at February 27, 2011	802,089	$26.05	66.67	$4,684
Granted	-	-
Exercised	(31,800)	23.70
Terminated or expired	(2,626)	25.55

Outstanding at August 28, 2011	767,663	$26.15	51.34	$260

Exercisable at August 28, 2011	613,976	$26.15	42.94	$248

The total intrinsic values of options exercised during the 13 weeks ended August 28, 2011 and August 29, 2010 were $135 and $16, respectively. The total intrinsic values of options exercised during the 26 weeks ended August 28, 2011 and August 29, 2010 were $162 and $1,249, respectively.

A summary of the status of the Company’s nonvested options at August 28, 2011, and changes during the 26 week period then ended, is presented below:

	Shares Subject to Options	Weighted Average Grant Date Fair Value
Nonvested at February 27, 2011	212,919	$6.31

Granted	-	-
Vested	(57,675)	6.74
Terminated	(1,557)	7.63

Nonvested at August 28, 2011	153,687	$6.16

7.	RESTRUCTURING CHARGES

As of February 27, 2011, the Company had remaining obligations of $1,314 related to the closure of the Neltec Europe SAS printed circuit materials business unit. The Company paid $47 and $54 of these obligations in the

13 weeks and 26 weeks, respectively, ended August 28, 2011 and expects to pay the remaining $1,260 during the 2012 fiscal year.

During the 2004 fiscal year, the Company recorded charges related to the realignment of its North American volume printed circuit materials operations. The charges were for employment termination benefits of $1,258, which were fully paid in fiscal year 2004, and lease and other obligations of $7,292. All costs other than the lease obligations were settled prior to fiscal year 2007. The future lease obligations are payable through September 2013. The remaining balances on the lease obligations relating to the realignment were $977 and $1,182 as of August 28, 2011 and February 27, 2011, respectively. For the 13 weeks and 26 weeks ended August 28, 2011, the Company applied $89 and $205, respectively, of lease payments against such lease obligations.

8.	GAIN ON SETTLEMENTS OF LAWSUITS

During the second quarter ended August 28, 2011, the Company recognized a gain of $1,598 resulting from the settlement of a lawsuit for an insurance claim for business interruption at the Company’s Neltec, Inc. business unit in Tempe, Arizona in the 2003 fiscal year caused by the explosion and resulting destruction of a treater at the Company’s business unit in Singapore and the settlement of a lawsuit pertaining to defective equipment purchased by the Company’s Park Aircraft Technologies Corp. business unit in Newton, Kansas. The gain has been recorded in interest and other income in the consolidated statement of operations. As of August 28, 2011, $1,100 for an amount settled but not yet received was recorded in prepaid and other current assets in the condensed consolidated balance sheet. The Company received a cash payment in full satisfaction of the settlement in the third quarter of the 2012 fiscal year.

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

The following table sets forth the calculation of basic and diluted earnings per share for the 13 weeks and 26 weeks ended August 28, 2011 and August 29, 2010.

	13 weeks ended		26 weeks ended
	August 28, 2011	August 29, 2010	August 28, 2011	August 29, 2010

Net Earnings	$7,670	$9,447	$14,912	$19,316
Weighted average common shares outstanding for basic EPS	20,741	20,632	20,732	20,596

Net effect of dilutive options	35	10	66	29

Weighted average shares outstanding for diluted EPS	20,776	20,642	20,798	20,625

Basic earnings per share	$0.37	$0.46	$0.72	$0.94
Diluted earnings per share	$0.37	$0.46	$0.72	$0.94

Common stock equivalents, which were not included in the computation of diluted earnings per share because the effect would have been antidilutive as the options’ exercise prices were greater than the average market price of the common stock, were 326,000 and 334,000 for the 13 weeks ended August 28, 2011 and August 29, 2010, respectively, and 173,000 and 270,000 for the 26 weeks ended August 28, 2011 and August 29, 2010, respectively.

10.	SHAREHOLDERS’ EQUITY

During the 26 weeks ended August 28, 2011, the Company issued 31,800 shares pursuant to the exercise of stock options and recognized stock-based compensation expense and tax benefits from stock-based compensation of $411 and $52, respectively. These transactions resulted in the $1,214 increase in additional paid-in capital during the period.

11.	INCOME TAXES

The Company’s effective tax rate for the 13-week and 26-week periods ended August 28, 2011 was 18.6% and 17.5%, respectively, compared to 16.4% and 18.8%, respectively, for the 13-week and 26-week periods ended August 29, 2010. The effective rates varied from the U.S. Federal statutory rate primarily due to foreign income taxed at lower rates.

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

The Internal Revenue Service (the “IRS”) conducted an examination of the Company’s tax returns for the fiscal years ended 2006, 2007 and 2008. The Company recorded additional reserves and current payables of $385 in fiscal year 2011 based on preliminary findings by the IRS primarily related to transfer pricing. As a result of completing the examination in the first quarter of the 2012 fiscal year, the Company recorded additional current tax liabilities of $250. Upon paying the

$1,006 Federal tax assessment, unrecognized tax benefits of $2,044, which were disclosed in Note 7 of the Notes to Consolidated Financial Statements in Item 8 of Part II of the Company’s Form 10-K Annual Report for the fiscal year ended February 27, 2011, decreased by $755.

12.	COMPREHENSIVE INCOME

The following table summarizes the components of comprehensive income for the 13 weeks and 26 weeks ended August 28, 2011 and August 29, 2010:

	13 weeks ended		26 weeks ended
	August 28, 2011	August 29, 2010	August 28, 2011	August 29, 2010

Net earnings	$7,670	$9,447	$14,912	$19,316
Exchange rate changes	(101)	381	225	534
Net unrealized gain on marketable securities, net of tax	55	83	178	2
Comprehensive income	$7,624	$9,911	$15,315	$19,852

13.	GEOGRAPHIC REGIONS

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

Sales are attributed to geographic region based upon the region in which the materials were delivered to the customer.

Financial information concerning the Company's operations by geographic region follows:

	13 weeks ended		26 weeks ended
	August 28,	August 29,	August 28,	August 29,
	2011	2010	2011	2010

Sales:
North America	$22,244	$24,731	$44,084	$51,449
Europe	6,485	4,725	11,902	12,251
Asia	21,720	25,049	46,280	49,831
Total sales	$50,449	$54,505	$102,266	$113,531

	August 28, 2011	February 27, 2011

Long-lived assets:
North America	$38,579	$38,072
Europe	449	444
Asia	19,054	18,333
Total long-lived assets	$58,082	$56,849

14.	CONTINGENCIES

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

The total costs incurred by the Company and its subsidiaries in connection with these sites, including legal fees incurred by the Company and its subsidiaries and their assessed share of remediation costs and excluding amounts paid or reimbursed by insurance carriers, were approximately $1 and $2, respectively, in the 13 weeks and 26 weeks ended August 28, 2011 and approximately $1 and $2, respectively, in the 13 weeks and 26 weeks ended August 29, 2010. The recorded liabilities included in accrued liabilities for environmental matters were $9 at both August 28, 2011 and February 27, 2011.

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

15.	RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued a standard that pertains to the presentation of comprehensive income (ASU No. 2011-05). The guidance in the new standard allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders' equity. The standard also requires entities to disclose on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net earnings. Although the guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The guidance will be effective for the Company beginning with the first annual reporting period, and interim periods within that fiscal year, beginning after December 15, 2011 and shall be applied retrospectively. The Company does not believe its adoption of the guidance will have an impact on the Company’s financial position, results of operations or cash flows.

In September 2011, the FASB issued a standard that pertains to the presentation of Intangibles- Goodwill and Other (ASU No. 2011-08).

Under the guidance in the new standard, an entity has the option to first assess qualitative factors to determine whether goodwill impairment exists. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that goodwill impairment exists, then performing the two-step impairment test is unnecessary. The guidance will be effective for the Company beginning with the first annual and interim reporting periods beginning after December 15, 2011; however, early adoption is permitted. The Company does not believe the adoption of the guidance will have an impact on the Company’s financial statements.

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

The Company's total net sales declined in the three months ended August 28, 2011 compared to the three months ended August 29, 2010 primarily as a result of decreases in sales of the Company’s printed circuit materials products in North America and Asia, partially offset by an increase in sales in Europe, while the Company’s total net sales declined in the six months ended August 28, 2011 compared to the six months ended August 29, 2010 as a result of decreases in sales of the Company’s printed circuit materials products in all three regions. The declines in the Company’s sales of printed circuit materials products were partially offset by increases in the Company’s sales of advanced composite materials, parts and assemblies in both the three-month and six-month periods ended August 28, 2011 compared to such sales in last year’s comparable periods.

The Company’s earnings from operations and net earnings were lower in the three-month and six-month periods ended August 28, 2011 than in the 2011 fiscal year comparable periods primarily as a result of the decline in the Company’s total net sales in the 2012 fiscal year periods compared to the 2011 fiscal year comparable periods and as a result of additional, and in some instances duplicative, costs associated with transferring aerospace composite materials, parts and assemblies manufacturing from the Company’s Park Advanced Composite Materials, Inc. business unit in Waterbury, Connecticut and Park Aerospace Structures Corp. business unit in Lynnwood, Washington to the Company’s Park Aircraft Technologies Corp. business unit in Newton, Kansas and the Company’s donation to The Japanese Red Cross Society after the March 2011 earthquake in Japan in the six months ended August 28, 2011. Such factors were only partially offset by the benefits from the higher percentages of sales of higher margin, high performance printed circuit materials products in the three-month and six-month periods ended August 28, 2011 than in the 2011 fiscal year comparable periods, by lower legal fees and expenses in the three months ended August 28, 2011 than in the 2011 fiscal year comparable period and by the higher interest and other income realized by the Company in the six months ended August 28, 2011 compared to the interest and other income realized by the Company in the 2011 fiscal year comparable period.

Interest and other income were higher in the three-month and six-month periods ended August 28, 2011 than in the 2011 fiscal year comparable periods due to the Company’s recognition of a gain of $1,598 in the three months ended August 28, 2011 resulting from the settlement of a lawsuit for an insurance claim for business interruption at the Company’s Neltec, Inc. business unit in Tempe, Arizona in the 2003 fiscal year caused by the explosion and resulting destruction of a treater at the Company’s business unit in Singapore and the settlement of a lawsuit pertaining to defective equipment purchased by the Company’s Park Aircraft Technologies Corp. business unit in Newton, Kansas.

The Company’s gross profit margins, measured as percentages of sales, declined to 28.8% in the 2012 fiscal year second quarter and to 29.8% in the 2012 fiscal year first six months compared to 33.6% and 33.9%, respectively, in the 2011 fiscal year second quarter and first six months.

The global markets for the Company’s printed circuit materials products continue to be very difficult to forecast, and it is not clear to the Company what the condition of the global markets for the Company’s printed circuit materials products will be in the 2012 fiscal year third quarter and beyond. Further, the Company is not able to predict the impact the current global economic and financial conditions will have on the markets for its advanced composite materials, parts and assemblies in the 2012 fiscal year third quarter or beyond.

In the Company’s 2009 fiscal year, the Company completed the construction of a new 52,000 square foot development and manufacturing facility in Newton, Kansas to produce advanced composite materials principally for the aerospace industry. The Company spent approximately $15 million on the facility and equipment. In the first quarter of the Company’s 2012 fiscal year, the Company completed construction of a major expansion of its facility in Kansas in order to manufacture composite parts and assemblies for the aerospace industry. The expansion includes approximately 37,000 square feet of manufacturing and storage space, and the Company is spending approximately $5 million on the facility expansion and equipment. The Company is in the final stages of installing equipment in the expanded facility, and the Company expects the expansion to be operational during the second half of the 2012 fiscal year.

Three and Six Months Ended August 28, 2011 Compared with Three and Six Months Ended August 29, 2010:

The Company’s total net sales and its net sales of printed circuit materials products decreased during the three months ended August 28, 2011 compared to the three months ended August 29, 2010 as a result of decreases in such sales in North America and Asia, partially offset by an increase in sales in Europe, while the Company’s total net sales and its net sales of printed circuit materials products declined in the six months ended August 28, 2011 compared to the six months ended August 29, 2010 as a result of decreases in such sales in all three regions. The Company’s net sales of advanced composite materials, parts and assemblies in both the three-month and six-month periods ended August 28, 2011 were higher than such sales in the prior fiscal year’s comparable periods. Net sales of the Company’s advanced composite materials, parts and assemblies products were $7.1 million and $12.8 million in the three months and six months, respectively, ended August 28, 2011, or 14% and 12%, respectively, of the Company’s total net sales worldwide in such periods, compared to $5.9 million and $12.4 million in the three months and six months, respectively, ended August 29, 2010, or 11% of the Company’s total net sales worldwide in both such periods.

Earnings from operations and net earnings were lower in the three months and six months ended August 28, 2011 compared to the three months and six months ended August 29, 2010 primarily as a result of the decreased sales, additional, and in some instances duplicative, costs associated with transferring aerospace composite materials, parts and assemblies manufacturing from the Company’s Park Advanced Composite Materials, Inc.

business unit in Waterbury, Connecticut and Park Aerospace Structures Corp. business unit in Lynnwood, Washington to the Company’s Park Aircraft Technologies Corp. business unit in Newton, Kansas and the Company’s donation to The Japanese Red Cross Society in the six months ended August 28, 2011, partially offset by the benefits from higher percentages of sales of higher margin, high performance printed circuit materials products in the three months and six months ended August 28, 2011 than in the 2011 fiscal year comparable periods, by lower legal fees and expenses in the three months ended August 28, 2011 than in the 2011 fiscal year comparable period and by the higher interest and other income in the six months ended August 28, 2011 than in the prior fiscal year’s comparable period.

Results of Operations

The Company’s total net sales for the three-month period ended August 28, 2011 decreased 7% to $50.4 million from $54.5 million for last fiscal year's comparable period. The Company’s total net sales for the six-month period ended August 28, 2011 decreased 10% to $102.3 million from $113.5 million for last fiscal year’s comparable period.  The decreases in net sales were the result of lower unit volumes of printed circuit materials products shipped to the Company’s customers in North America and Asia in the three months ended August 28, 2011 than in last fiscal year’s comparable period and lower unit volumes of printed circuit materials products shipped to the Company’s customers in North America, Asia and Europe in the six months ended August 28, 2011 than in last fiscal year’s comparable period, partially offset by higher sales of the Company’s advanced composite materials, parts and assemblies products in both such periods ended August 28, 2011.

The Company's foreign sales were $28.2 million and $58.2 million, respectively, during the three-month and six-month periods ended August 28, 2011, or 56% of the Company’s total net sales worldwide in the three-month period and 57% of such sales in the six-month period, compared to $29.8 million and $62.1 million, respectively, of foreign sales, or 55% of total net sales worldwide, during last year’s comparable periods. The Company’s foreign sales during the three-month and six-month periods ended August 28, 2011 decreased 5% and 6%, respectively, from the 2011 fiscal year comparable periods as a result of a decrease in sales in Asia in the three-month period and decreases in sales in Asia and Europe in the six-month period.

For the three-month period ended August 28, 2011, the Company’s sales in North America, Asia and Europe were 44%, 43% and 13% respectively, of the Company’s total net sales worldwide compared to 45%, 46% and 9%, respectively, for the three-month period ended August 29, 2010; and for the six-month period ended August 28, 2011, the Company’s sales in North America, Asia and Europe were 43%, 45% and 12%, respectively, of the Company’s total net sales worldwide compared to 45%, 44% and 11%, respectively, for the six-month period ended August 29, 2010. The Company’s sales in North America decreased 10%, its sales in Asia decreased 13% and its sales in Europe increased 37% in the three-month period ended August 28, 2011 compared to the three-month period ended August 29, 2010, and its sales in North America decreased 14%,its sales in Asia decreased 7% and its sales in Europe decreased 3% in the six-month period ended August 28, 2011 compared to the six-month period ended August 29, 2010.

The Company’s gross profits in the three months and six months ended August 28, 2011 were lower than the gross profits in the prior fiscal year’s comparable periods, and the overall gross profits as percentages of net sales for the Company’s worldwide operations declined to 28.8% and 29.8%, respectively, for the three months and six months ended August 28, 2011 compared to 33.6% and 33.9%, respectively, for last fiscal year’s comparable periods. The declines in the gross profit margins were attributable principally to lower total net sales, an increase in certain utility costs and additional, and in some instances duplicative, costs associated with transferring aerospace composite materials, parts and assemblies manufacturing from the Company’s Park Advanced Composite Materials, Inc. business unit in Waterbury, Connecticut and Park Aerospace Structures Corp. business unit in Lynnwood, Washington to the Company’s Park Aircraft Technologies Corp. business unit in Newton, Kansas, although the Company’s gross profits in the three months and six months ended August 28, 2011 benefited from the higher percentages of sales of higher margin, high performance printed circuit materials products in the three months and six months ended August 28, 2011 than in the three months and six months ended August 29, 2010.

During the three-month and six-month periods ended August 28, 2011, the Company’s total net sales worldwide of high performance printed circuit materials were 79% of the Company’s total net sales worldwide of printed circuit materials, compared to 76% and 74%, respectively, for last fiscal year’s comparable periods.

The Company’s high performance materials (non-FR4 printed circuit materials) include high-speed, low-loss materials for digital and RF/microwave applications requiring lead-free compatibility and high bandwidth signal integrity, bismalimide triazine (“BT”) materials, polyimides for applications that demand extremely high thermal performance, cyanate esters, quartz reinforced materials, and polytetrafluoroethylene (“PTFE”) and modified epoxy materials for RF/microwave systems that operate at frequencies up to 77GHz.

The Company’s cost of sales decreased by 1% and 4%, respectively, in the three-month and six-month periods ended August 28, 2011 from the 2011 fiscal year comparable periods primarily as a result of lower sales and lower production volumes in the 2012 fiscal year periods than in the 2011 fiscal year periods, offset in part by increased utility costs and additional, and in some instances duplicative, costs associated with transferring aerospace composite materials, parts and assemblies manufacturing from the Company’s Park Advanced Composite Materials, Inc. business unit in Waterbury, Connecticut and Park Aerospace Structures Corp. business unit in Lynnwood, Washington to the Company’s Park Aircraft Technologies Corp. business unit in Newton, Kansas.  However, the Company’s cost of sales as percentages of net sales increased to 71.2% and 70.2%, respectively, in the three-month and six-month periods ended August 28, 2011 from 66.4% and 66.1%, respectively, in the three-month and six-month periods ended August 29, 2010 resulting in gross profit margin decreases from 33.6% to 28.8% and from 33.9% to 29.8% in the three-months and six-months, respectively, ended August 28, 2011. Such gross profit margin decreases were partially offset by the higher percentages of sales of higher margin, high performance printed circuit materials products in the 2012 fiscal year second quarter and first six months than in the 2011 fiscal year comparable periods.

Selling, general and administrative expenses declined by $0.3 million and $0.5 million, or by 5% and 4%, respectively, during the three-month period and six-month period, respectively, ended August 28, 2011 compared to last fiscal year’s comparable periods. These expenses, measured as percentages of sales, increased to 13.7% during the three months ended August 28, 2011 from 13.3% during last fiscal year’s comparable period and to 14.1%

during the six months ended August 28, 2011 compared to 13.2% during last year’s comparable period. Such expenses in the 2012 fiscal year second quarter and first six months were inflated by additional, and in some instances duplicative, costs associated with transferring aerospace composite materials, parts and assemblies manufacturing from the Company’s Park Advanced Composite Materials, Inc. business unit in Waterbury, Connecticut and Park Aerospace Structures Corp. business unit in Lynnwood, Washington to the Company’s Park Aircraft Technologies Corp. business unit in Newton, Kansas and a donation to The Japanese Red Cross Society in the six months ended August 28, 2011, which were partially offset by lower legal fees and expenses in the three months ended August 28, 2011 than in the 2011 fiscal year comparable period. Selling, general and administrative expenses included $0.2 million and $0.4 million, respectively, for the three-month and six-month periods ended August 28, 2011 for stock option expenses compared to $0.3 million and $0.6 million, respectively, for the three-month and six-month periods ended August 29, 2010.

For the reasons set forth above, the Company's earnings from operations decreased to $7.6 million for the three months ended August 28, 2011 from $11.1 million for the three months ended August 29, 2010 and decreased to $16.1 million for the six months ended August 28, 2011 from $23.5 million for the six months ended August 29, 2010.

Interest and other income was $1.8 million and $2.0 million, respectively, for the three-month and six-month periods ended August 28, 2011 compared to $0.2 million and $0.3 million, respectively, for last fiscal year’s comparable periods. The increases in other income were due to the Company’s recognition of a gain of $1.6 million in the three months ended August 28, 2011 resulting from the settlement of a lawsuit for an insurance claim for business interruption at the Company’s Neltec, Inc. business unit in Tempe, Arizona in the 2003 fiscal year caused by the explosion and resulting destruction of a treater at the Company’s business unit in Singapore and the settlement of a lawsuit pertaining to defective equipment purchased by the Company’s Park Aircraft Technologies Corp. business unit in Newton, Kansas. During the 2012 and 2011 fiscal year periods, the Company earned interest income principally from its investments, which were primarily in short-term instruments and money market funds.

The Company's effective income tax rates for the three-month and six-month periods ended August 28, 2011 were 18.6% and 17.5%, respectively, compared to effective income tax rates of 16.4% and 18.8%, respectively, for the three-month and six-month periods ended August 29, 2010. The higher effective income tax rate for the three months ended August 28, 2011 compared to the three months ended August 29, 2010 was attributable primarily to the higher other income in the United States in the 2012 fiscal year period. The lower effective income tax rate for the six months ended August 28, 2011 than in the six months ended August 29, 2010 was primarily the result of higher taxable income in jurisdictions with lower income tax rates.

The Company’s net earnings for the three months and six months ended August 28, 2011 were $7.7 million and $14.9 million, respectively, including the other income resulting from the settlements of the lawsuits described above, compared to net earnings for the three months and six months ended August 29, 2010 of $9.4 million and $19.3 million, respectively. The net impact of the other income resulting from the settlements of the lawsuits described above was to increase net earnings by $1.1 million in both the three-month and six-month periods ended August 28, 2011.

Basic and diluted earnings per share were $0.37 for the three months ended August 28, 2011 and $0.72 for the six months ended August 28, 2011 compared to basic and diluted earnings per share of $0.46 and $0.94 for the three-months and six-months, respectively, ended August 29, 2010. The net impact of the other income resulting from the settlements of the lawsuits described above was to increase basic and diluted earnings per share by $0.05 in the three months and six months ended August 28, 2011.

Liquidity and Capital Resources:

At August 28, 2011, the Company's cash and marketable securities were $257.7 million compared to $250.4 million at February 27, 2011, the end of the Company's 2011 fiscal year. Of that $257.7 million, approximately $185.7 million was owned by certain of the Company’s wholly owned foreign subsidiaries at August 28, 2011. It is the Company’s practice and intent to reinvest such cash owned by its foreign subsidiaries in the operations of its foreign subsidiaries or in other foreign activities.

The Company’s working capital (which includes cash and marketable securities) was $282.6 million at August 28, 2011 compared with $271.7 million at February 27, 2011.  The increase in working capital at August 28, 2011 compared with February 27, 2011 was due principally to the increase in cash and marketable securities and increases in inventories and prepaid expenses and other current assets and decreases in accounts payable and income taxes payable slightly offset by a decrease in accounts receivable.

Inventories were 15% higher at August 28, 2011 than at February 27, 2011 primarily as a result of higher raw materials and finished goods. At August 28, 2011, prepaid expenses and other current assets were 27% higher than at February 27, 2011 as a result of the recognition of a receivable attributable to the settlement of one of the aforementioned lawsuits.  The Company received a cash payment in satisfaction of this settlement in the third quarter of the 2012 fiscal year. Accounts payable were 14% lower at August 28, 2011 than at February 27, 2011 primarily as a result of lower levels of purchasing activity during the three months ended August 28, 2011 than during the period ended February 27, 2011.  The 21% decrease in income taxes payable from February 27, 2011 to August 28, 2011 was attributable principally to the Company’s payment of $1.0 million of Federal income tax in the three months ended August 28, 2011 after completion of an Internal Revenue Service examination. Accounts receivable were 6% lower at August 28, 2011 than at February 27, 2011 principally due to lower sales levels during the three months ended August 28, 2011.

The Company's current ratio (the ratio of current assets to current liabilities) was 13.5 to 1 at August 28, 2011 compared to 11.8 to 1 at February 27, 2011.

During the six months ended August 28, 2011, net earnings from the Company's operations, before depreciation and amortization and stock-based compensation, of $18.2 million, reduced by a net decrease in working capital items, resulted in $14.9 million of cash provided by operating activities. During the same six-month period, the Company expended a net amount of $2.6 million primarily for the installation of an additional advanced, high speed treater at the Company’s business unit in Singapore and the purchase of equipment for the Company’s development and manufacturing facility in Newton, Kansas, and expended $1.1 million as additional payment for the acquisition of substantially all the assets and business of Nova Composites, Inc., compared to a net amount of $1.9 million for the purchase of property, plant and equipment, primarily for the facility in Kansas, and a total of $1.1 million as additional payment for the acquisition of substantially all the assets and business of Nova Composites, Inc. in the six-month period ended August 29, 2010. In addition, the Company paid $4.1 million in dividends on its common stock in both the six-month period ended August 28, 2011 and the six-month period ended August 29, 2010. Net expenditures for property, plant and equipment were $2.8 million in the 2011 fiscal year and $3.4 million in the 2010 fiscal year.

In the first quarter of the Company’s 2009 fiscal year, the Company’s wholly owned subsidiary, Park Aerospace Structures Corp., acquired substantially all the assets and business of Nova Composites, Inc., a manufacturer of aircraft composite parts and assemblies and the tooling for such parts and assemblies, located in Lynnwood, Washington, for a cash purchase price of $4.5 million paid at the closing of the acquisition and up to an additional $5.5 million payable over five years depending on the achievement of specified earn-out  objectives. The Company paid an additional $1.0 million for such acquisition in the 2010 fiscal year second quarter, an additional $1.1 million in the 2011 fiscal year first quarter, and an additional $1.1 million in the 2012 fiscal year first quarter, leaving up to an additional $2.2 million payable over two years depending on the achievement of the earn-out objectives.

During the 2009 fiscal year, the Company expended approximately $10.2 million for the construction of its development and manufacturing facility in Newton, Kansas to produce advanced composite materials and for equipment for such facility. During the 2010 fiscal year, the Company expended approximately $1.1 million for equipment for such facility and approximately $1.1 million for the construction of an expansion of such facility to produce advanced composite parts and assemblies. During the 2011 fiscal year, the Company expended approximately $0.3 million for equipment for such facility, approximately $1.3 million for the construction of such expansion and approximately $0.6 million for equipment for such expanded facility. During the 2012 fiscal year first and second quarters, the Company expended approximately $1.1 million for equipment for such expanded facility.

At August 28, 2011 and at February 27, 2011, the Company had no long-term debt.

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

The Company's contractual obligations and other commercial commitments to make future payments under contracts, such as lease agreements, consist only of operating lease commitments, commitments to purchase equipment and services for the installation of an additional treater at the Company’s electronic materials manufacturing facility in Singapore and to purchase equipment for the expansion of the Company’s development and manufacturing facility in Newton, Kansas and the Company’s obligation to pay up to an additional $2.2 million over two years in connection with the acquisition of the assets and business of Nova Composites, Inc., described above. The

Company has no long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments or contingent commitments, other than two standby letters of credit in the total amount of $1.3 million to secure the Company’s obligations under its workers’ compensation insurance program.

As of August 28, 2011, there were no material changes outside the ordinary course of the Company’s business in the Company’s contractual obligations disclosed in Item 7 of Part II of its Form 10-K Annual Report for the fiscal year ended February 27, 2011.

Off-Balance Sheet Arrangements:

The Company's liquidity is not dependent on the use of, and the Company is not engaged in, any off-balance sheet financing arrangements, such as securitization of receivables or obtaining access to assets through special purpose entities.

Environmental Matters:

In each of the six-month periods ended August 28, 2011 and August 29, 2010, the Company charged approximately $1,000 against pre-tax income for environmental remedial response and voluntary cleanup costs (including legal fees). While annual expenditures have generally been constant from year to year and may increase over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At August 28, 2011 and February 27, 2011, the amount recorded in accrued liabilities for environmental matters was $9,000.

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

General

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these Financial Statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent liabilities. On an on-going basis, the Company evaluates its estimates, including those related to sales allowances, allowances for doubtful accounts, inventories, valuation of long-lived assets, income taxes, contingencies and litigation, and employee benefit programs. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company's market risk exposure at August 28, 2011 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended February 27, 2011.

Item 4.	Controls and Procedures.

(a)     Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of August 28, 2011, the end of the quarterly fiscal period covered by this quarterly report.

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

The following table provides information with respect to shares of the Company's Common Stock acquired by the Company during each month included in the Company’s 2012 fiscal year second quarter ended August 28, 2011.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

May 30 – June 28	0	$-	0

June 29 – July 28	0	-	0

July 29 – August 28	0	-	0

Total	0	$-	0	2,000,000	(a)

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 28, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at August 28, 2011 (unaudited) and February 27, 2011, (ii) Consolidated Statements of Operations for the 13 weeks and 26 weeks ended August 28, 2011 and August 29, 2010 (unaudited), and (iii) Condensed Consolidated Statements of Cash Flows for the 26 weeks ended August 28, 2011 and August 29, 2010 (unaudited)+

+ Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Park Electrochemical Corp.
(Registrant)

/s/ Brian E. Shore
Date: October 6, 2011	Brian E. Shore
President and Chief Executive Officer
(principal executive officer)

/s/ David R. Dahlquist
Date: October 6, 2011	David R. Dahlquist
Vice President and Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit No.	Name	Page

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)	32

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)	34

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	36

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	37

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 28, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at August 28, 2011 (unaudited) and February 27, 2011, (ii) Consolidated Statements of Operations for the 13 weeks and 26 weeks ended August 28, 2011 and August 29, 2010 (unaudited), and (iii) Condensed Consolidated Statements of Cash Flows for the 26 weeks ended August 28, 2011 and August 29, 2010 (unaudited)*+

	* Filed electronically herewith.

+ Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.