Form 10-Q
period 2011-11-27
PARK ELECTROCHEMICAL CORP
filed 2012-01-05
CIK 76267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,753,821 as of January 4, 2012.

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
	November 27, 2011	February 27, 2011*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$137,649	$112,195
Marketable securities (Note 4)	124,434	138,249
Accounts receivable, net	27,666	29,822
Inventories (Note 5)	16,183	12,888
Prepaid expenses and other current assets	3,287	3,805
Total current assets	309,219	296,959

Property, plant and equipment, net	40,430	41,292
Goodwill	7,576	6,476
Other assets	9,510	9,081
Total assets	$366,735	$353,808

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,652	$9,944
Accrued liabilities (Note 7)	9,430	9,497
Income taxes payable	2,771	5,812
Total current liabilities	22,853	25,253

Deferred income taxes	1,460	1,460
Other liabilities (Note 7)	1,421	1,787
Total liabilities	25,734	28,500

Stockholders' equity:
Common stock	2,075	2,072
Additional paid-in capital	155,834	154,459
Retained earnings	180,866	166,795
Treasury stock, at cost	(1)	(1)
Accumulated other comprehensive income	2,227	1,983
Total stockholders' equity	341,001	325,308
Total liabilities and stockholders’equity	$366,735	$353,808

*The balance sheet at February 27, 2011 has been derived from the audited financial statements at that date

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	13 weeks ended		39 weeks ended
	(Unaudited)		(Unaudited)
	November 27,	November 28,	November 27,	November 28,
	2011	2010	2011	2010
Net sales	$47,312	$46,920	$149,578	$160,451

Cost of sales	34,316	32,428	106,077	107,479

Gross profit	12,996	14,492	43,501	52,972

Selling, general and administrative expenses	6,991	6,381	21,443	21,381

Restructuring charge (Note 7)	-	1,312	-	1,312
Earnings from operations	6,005	6,799	22,058	30,279

Interest and other income (Note 8)	188	123	2,203	417

Earnings from operations before income taxes	6,193	6,922	24,261	30,696

Income tax provision	814	1,902	3,970	6,360

Net earnings	$5,379	$5,020	$20,291	$24,336

Earnings per share (Note 9)
Basic	$0.26	$0.24	$0.98	$1.18
Diluted	$0.26	$0.24	$0.98	$1.18

Weighted average number of common and common equivalent shares outstanding:
Basic shares	20,754	20,636	20,739	20,610
Diluted shares	20,756	20,674	20,784	20,641

Dividends declared per share	$0.10	$0.10	$0.30	$0.30

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
	39 Weeks Ended
	(Unaudited)
	November 27,	November 28,
	2011	2010
Cash flows from operating activities:
Net earnings	$20,291	$24,336
Depreciation and amortization	4,293	5,186
Amortization of bond premium	1,049	979
Stock-based compensation	572	750
Change in operating assets and liabilities	(3,447)	2,759
Net cash provided by operating activities	22,758	34,010

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,448)	(2,585)
Purchases of marketable securities	(118,486)	(211,727)
Proceeds from sales and maturities of marketable securities	131,258	175,652
Business acquisition	(1,100)	(1,100)
Net cash provided by (used in) investing activites	8,224	(39,760)

Cash flows from financing activities:
Dividends paid	(6,220)	(6,181)
Proceeds from exercise of stock options	751	1,941
Tax benefits from exercise of stock options	52	429
Net cash used in financing activities	(5,417)	(3,811)

Change in cash and cash equivalents before exchange rate changes	25,565	(9,561)
Effect of exchange rate changes on cash and cash equivalents	(111)	(172)
Change in cash and cash equivalents	25,454	(9,733)
Cash and cash equivalents, beginning of period	112,195	134,030
Cash and cash equivalents, end of period	$137,649	$124,297

Supplemental cash flow information:
Cash paid during the period for income taxes	$6,929	$5,817

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except per share and option amounts)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of November 27, 2011, the consolidated statements of operations for the 13 weeks and 39 weeks ended November 27, 2011 and November 28, 2010 and the condensed consolidated statements of cash flows for the 39 weeks then ended have been prepared by Park Electrochemical Corp. (the “Company”), without audit. In the opinion of management, these unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at November 27, 2011 and the results of operations and cash flows for all periods presented.

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

4.	MARKETABLE SECURITIES

The following is a summary of available-for-sale securities:

	Gross	Gross
	Unrealized	Unrealized	Estimated
	Gains	Losses	Fair Value

November 27, 2011:
U.S. Treasury and other government securities	$62	$7	$77,556
U.S. corporate debt securities	24	74	46,878
Total marketable securities	$86	$81	$124,434

February 27, 2011:
U.S. Treasury and other government securities	$39	$78	$94,777
U.S. corporate debt securities	47	12	43,472
Total marketable securities	$86	$90	$138,249

The estimated fair values of such securities were determined based on observable inputs, which were quoted market prices for identical assets in active markets. The estimated fair values of such securities at November 27, 2011, by contractual maturity, are shown below:

Due in one year or less	$52,882

Due after one year through five years	71,552

$124,434

5.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

	November 27,	February 27,
	2011	2011

Raw materials	$9,280	$6,257
Work-in-progress	3,158	2,927
Finished goods	3,439	3,404
Manufacturing supplies	306	300

	$16,183	$12,888

6.      STOCK-BASED COMPENSATION

As of November 27, 2011, the Company had a 1992 Stock Option Plan and a 2002 Stock Option Plan, and no other stock-based compensation plan. Both Stock Option Plans have been approved by the Company’s stockholders and provide for the grant of stock options to directors and key employees of the Company. All options granted under such Plans have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant, which pursuant to the terms of the Plans, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted. Options granted under the Plans become exercisable 25% one year from the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire 10 years from the date of grant. The authority to grant additional options under the 1992 Stock Option Plan expired on March 24, 2002, and options to purchase a total of 1,800,000 shares of common stock were authorized for grant under the 2002 Stock Option Plan. At November 27, 2011, 1,721,195 shares of common stock of the Company were reserved for issuance upon exercise of stock options under the 1992 Stock Option Plan and the 2002 Stock Option Plan and 778,632 options were available for future grant under the 2002 Stock Option Plan. Options to purchase 183,750 shares of common stock were granted during the 13 weeks and 39 weeks ended November 27, 2011.  One option to purchase 3,000 shares of common stock was granted during the 13-week and 39-week periods ended November 28, 2010.

The Company records its stock-based compensation at fair value. The weighted average fair value for options was estimated at the date of grant using the Black Scholes option-pricing model to be $6.85 for the first 39 weeks of fiscal year 2012, with the following assumptions: risk free interest rate of 1.90%; expected volatility factors of 35.4% - 37.5%; expected dividend yield of 1.80%; and estimated option terms of 5.4 – 6.5 years.

The risk free interest rate is based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the estimated term of the options at the date of the grant. Volatility is based on historical volatility of the Company’s common stock. The expected dividend yield is based on the historical regular cash dividends per share paid by the Company and on the exercise price of the options granted during the 39 weeks ended November 27, 2011.  The estimated term of the options is based on evaluations of historical and expected future employee exercise behavior.

The future compensation expense to be recognized in earnings before income taxes for options outstanding at November 27, 2011 is $1,921 and will be recognized over the next four fiscal years.

The following is a summary of option activity for the 39 weeks ended November 27, 2011:
			Weighted Average
		Weighted Average	Remaining Contract	Aggregated
	Options	Exercise Price	Life in Months	Intrinsic Value
Outstanding at February 27, 2011	802,089	$26.05	66.67	$4,684
Granted	183,750	22.19
Exercised	(31,800)	23.70
Terminated or expired	(11,476)	25.75

Outstanding at November 27, 2011	942,563	$25.38	71.07	$813

Exercisable at November 27, 2011	643,063	$26.10	53.47	$347

The total intrinsic values of options exercised during the 13 weeks ended November 27, 2011 and November 28, 2010 were $0 and $61, respectively. The total intrinsic values of options exercised during the 39 weeks ended November 27, 2011 and November 28, 2010 were $162 and $1,310, respectively.

A summary of the status of the Company’s nonvested options at November 27, 2011, and changes during the 39 week period then ended, is presented below:
	Shares Subject to Options	Weighted Average Grant Date Fair Value
Nonvested at February 27, 2011	212,919	$6.31

Granted	183,750	6.85
Vested	(90,875)	7.36
Terminated	(6,294)	8.14

Nonvested at November 27, 2011	299,500	$7.07

7.	RESTRUCTURING CHARGES

As of February 27, 2011, the Company had remaining obligations and potential liabilities in the aggregate amount of $1,314 related to the closure of the Neltec Europe SAS printed circuit materials business unit. The Company paid $41 and $95 of these obligations in the 13 weeks and 39 weeks, respectively, ended November 27, 2011 and expects to settle the remaining $1,219 during the 2013 fiscal year.

During the 2004 fiscal year, the Company recorded charges related to the realignment of its North American volume printed circuit materials operations. The charges were for employment termination benefits of $1,258, which were fully paid in fiscal year 2004, and lease and other obligations of $7,292. All costs other than the lease obligations were settled prior to fiscal year 2007. The future lease obligations are payable through September 2013. The remaining balances on the lease obligations relating to the realignment were $647 and $1,182 as of November 27, 2011 and February 27, 2011, respectively. For the 13 weeks and 39 weeks ended November 27, 2011, the Company applied $327 and $535, respectively, of lease payments against such lease obligations.

8.	SETTLEMENTS OF LAWSUITS

During the second quarter ended August 28, 2011, the Company recorded pre-tax other income of $1,598 resulting from the settlements of (a) a lawsuit for an insurance claim for business interruption at the Company’s Neltec, Inc. business unit in Tempe, Arizona in the 2003 fiscal year caused by the explosion and resulting destruction of a treater at the Company’s business unit in Singapore and (b) a lawsuit pertaining to defective equipment purchased by the Company’s Park Aerospace Technologies Corp. business unit in Newton, Kansas. The gain has been recorded in interest and other income in the consolidated statement of operations.

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

The following table sets forth the calculation of basic and diluted earnings per share for the 13 weeks and 39 weeks ended November 27, 2011 and November 28, 2010.

	13 weeks ended		39 weeks ended
	November 27, 2011	November 28, 2010	November 27, 2011	November 28, 2010
Net Earnings	$5,379	$5,020	$20,291	$24,336
Weighted average common shares outstanding for basic EPS	20,754	20,636	20,739	20,610

Net effect of dilutive options	2	38	45	31

Weighted average shares outstanding for diluted EPS	20,756	20,674	20,784	20,641

Basic earnings per share	$0.26	$0.24	$0.98	$1.18
Diluted earnings per share	$0.26	$0.24	$0.98	$1.18

Common stock equivalents, which were not included in the computation of diluted earnings per share because the effect would have been antidilutive as the options’ exercise prices were greater than the average market price of the common stock, were 504,000 and 328,000 for the 13 weeks ended November 27, 2011 and November 28, 2010, respectively, and 283,000 and 290,000 for the 39 weeks ended November 27, 2011 and November 28, 2010, respectively.

10.	SHAREHOLDERS’ EQUITY

During the 39 weeks ended November 27, 2011, the Company issued 31,800 shares pursuant to the exercise of stock options and recognized stock-based compensation expense and tax benefits from stock-based compensation of $572 and $52, respectively. These transactions resulted in the $1,375 increase in additional paid-in capital during the period.

11.	INCOME TAXES

The Company’s effective tax rates for the 13-week and 39-week periods ended November 27, 2011 were 13.1% and 16.4%, respectively, compared to 27.5% and 20.7%, respectively, for the 13-week and 39-week periods ended November 28, 2010. The effective rates varied from the U.S. Federal statutory rate primarily due to foreign income taxed at lower rates.

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

The Internal Revenue Service (the “IRS”) conducted an examination of the Company’s tax returns for the 2006, 2007 and 2008 fiscal years. The Company recorded additional reserves and current payables of $385 in fiscal year 2011 based on preliminary findings by the IRS primarily related to transfer pricing. As a result of completing the examination in the first quarter of the 2012 fiscal year, the Company recorded additional current tax liabilities of $250. Upon paying the $1,006 Federal tax assessment, unrecognized tax benefits of $2,044, which were disclosed in Note 7 of the Notes to Consolidated Financial Statements in Item 8 of Part II of the Company’s Form 10-K Annual Report for the fiscal year ended February 27, 2011, decreased by $755.

12.	COMPREHENSIVE INCOME

The following table summarizes the components of comprehensive income for the 13 weeks and 39 weeks ended November 27, 2011 and November 28, 2010:
	13 weeks ended		39 weeks ended
	November 27, 2011	November 28, 2010	November 27, 2011	November 28, 2010

Net earnings	$5,379	$5,020	$20,291	$24,336
Exchange rate changes	16	17	241	551
Net unrealized (loss) gain on marketable securities, net of tax	(175)	(13)	3	(10)
Comprehensive income	$5,220	$5,024	$20,535	$24,877

13.	GEOGRAPHIC REGIONS

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

Sales are attributed to geographic region based upon the region in which the materials were delivered to the customer.

Financial information concerning the Company's operations by geographic region follows:

	13 weeks ended		39 weeks ended
	November 27,	November 28,	November 27,	November 28,
	2011	2010	2011	2010
Sales:
North America	$21,860	$23,093	$65,944	$74,542
Europe	6,945	4,567	18,847	16,818
Asia	18,507	19,260	64,787	69,091
Total sales	$47,312	$46,920	$149,578	$160,451

	November 27, 2011	February 27, 2011
Long-lived assets:
North America	$38,207	$38,072
Europe	405	444
Asia	18,904	18,333
Total long-lived assets	$57,516	$56,849

14.	CONTINGENCIES

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

b.
Environmental Contingencies – The Company and certain of its subsidiaries have been named by the Environmental Protection Agency (the "EPA") or a comparable state agency under the Comprehensive Environmental Response, Compensation and Liability Act (the "Superfund Act") or similar state law as potentially responsible parties in connection with alleged releases of hazardous substances at four sites. In addition, a subsidiary of the Company has received a cost recovery claim under a state law similar to the Superfund Act from another private party involving one other site.

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

The insurance carriers who provided general liability insurance coverage to the Company and its subsidiaries for the years during which the Company's subsidiaries' waste was disposed at these sites have in the past reimbursed the Company and its subsidiaries for 100% of their legal defense and remediation costs associated with three of these sites.

The total costs incurred by the Company and its subsidiaries in connection with these sites, including legal fees incurred by the Company and its subsidiaries and their assessed share of remediation costs and excluding amounts paid or reimbursed by insurance carriers, were approximately $10 and $51, respectively, in the 13 weeks and 39 weeks ended November 27, 2011 and approximately $2 and $6, respectively, in the 13 weeks and 39 weeks ended November 28, 2010. The recorded liabilities included in accrued liabilities for environmental matters were $9 at both November 27, 2011 and February 27, 2011.

Such recorded liabilities do not include environmental liabilities and related legal expenses for which the Company and its subsidiaries have general liability insurance coverage for the years during which the Company's subsidiaries' waste was disposed at three sites for which certain subsidiaries of the Company have been named as potentially responsible parties. Pursuant to such general liability insurance coverage, such insurance carriers have in the past reimbursed the Company and its subsidiaries for 100% of the legal defense and remediation costs associated with such three sites since 1985.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

Park Electrochemical Corp. (“Park” or the “Company”) is a global advanced materials company which develops, manufactures, markets and sells high-technology digital and RF/microwave electronic materials principally for the telecommunications and internet infrastructure and high-end computing markets and advanced composite materials, parts and assemblies for the aerospace markets. The Company’s core capabilities are in the areas of polymer chemistry formulation and coating technology. The Company’s manufacturing facilities are located in Singapore, China, France, Connecticut, Kansas, Arizona and California. The Company also maintains research and development facilities in Arizona, Kansas and Singapore.

The Company's total net sales increased slightly in the three-month period ended November 27, 2011 compared to last year's comparable period primarily as a result of an increase in sales of the Company’s electronic materials products in Europe, which offset small decreases in sales in North America and Asia. However, the Company’s total net sales in the three months ended November 27, 2011 were lower than its total net sales in the three months ended August 28, 2011. The Company’s total net sales declined in the nine-months ended November 27, 2011 compared to last year’s comparable period primarily as a result of decreases in sales of electronic materials products in North America and Asia. The Company’s sales of aerospace composite materials, parts and assemblies increased in both the three-month and nine-month periods ended November 27, 2011 compared to last fiscal year’s comparable periods.

The Company’s earnings from operations were lower in the three-month and nine-month periods ended November 27, 2011 than in the 2011 fiscal year comparable periods primarily as a result of the higher cost of sales, as a percentage of net sales, in both 2012 fiscal year periods and, in the nine-month period ended November 27, 2011, primarily as a result of the lower total net sales in such period compared to the 2011 fiscal year comparable period. The Company’s earnings in the 2012 fiscal year periods were also adversely affected by the additional, and in some instances duplicative, costs associated with transferring aerospace composite materials, parts and assemblies manufacturing from the Company’s Park Advanced Composite Materials, Inc. business unit in Waterbury, Connecticut and Park Aerospace Structures Corp. business unit in Lynnwood, Washington to the Company’s Park Aerospace Technologies Corp. business unit in Newton, Kansas and the Company’s donation to The Japanese Red Cross Society after the March 2011 earthquake in Japan in the nine months ended November 27, 2011. Such negative factors were only partially offset by the lower income tax provisions in the three-month and nine-month periods ended November 27, 2011 than in the 2011 fiscal year comparable periods, by the benefits from the higher percentages of sales of higher margin, high performance electronic materials products in the three-month and nine-month periods ended November 27, 2011 than in the 2011 fiscal year comparable periods, by lower legal fees and expenses in the three months and nine months ended November 27, 2011 than in the 2011 fiscal year comparable periods and by the higher interest and other income realized by the Company in the nine months ended November 27, 2011 compared to the interest and other income realized by the Company in the 2011 fiscal year comparable period.

Interest and other income was higher in the nine-month period ended November 27, 2011 than in the 2011 fiscal year comparable period due primarily to the Company’s recognition of pre-tax other income of $1.6 million in the second quarter resulting from the settlement of a lawsuit for an insurance claim for business interruption at the Company’s Neltec, Inc. business unit in Tempe, Arizona in the 2003 fiscal year caused by the explosion and resulting destruction of a treater at the Company’s business unit in Singapore and the settlement of a lawsuit pertaining to defective equipment purchased by the Company’s Park Aerospace Technologies Corp. business unit in Newton, Kansas.

The Company’s gross profit margins, measured as percentages of sales, declined to 27.5% in the 2012 fiscal year third quarter and to 29.1% in the 2012 fiscal year first nine months compared to 30.9% and 33.0%, respectively, in the 2011 fiscal year third quarter and first nine months.

The Company’s net earnings in the three-month period ended November 27, 2011 were higher than in the 2011 fiscal year comparable period primarily as a result of a significantly lower income tax provision in the current fiscal year three-month period than in the 2011 fiscal year comparable period, while net earnings in the nine-month period ended November 27, 2011 were lower than in the 2011 fiscal year comparable period primarily as a result of the lower earnings from operations in the current fiscal year nine-month period than in the 2011 fiscal year comparable period.

The global markets for the Company’s electronic materials products continue to be very difficult to forecast, and it is not clear to the Company what the condition of the global markets for the Company’s electronic materials products will be in the 2012 fiscal year fourth quarter or beyond. Further, the Company is not able to predict the impact the current global economic and financial conditions will have on the markets for its aerospace composite materials, parts and assemblies in the 2012 fiscal year fourth quarter or beyond.

In the third quarter of the Company’s 2012 fiscal year, the Company completed a major expansion of its aerospace composite materials development and manufacturing facility in Kansas in order to manufacture aerospace composite parts and assemblies. The expansion includes approximately 37,000 square feet of manufacturing and storage space, and the Company spent approximately $5 million on the facility expansion and equipment.

The Company recorded a pre-tax charge of $1.3 million in the three-month period ended November 28, 2010 related to the closure, in January of 2009, of the operations of Neltec Europe SAS, the Company’s electronic materials business unit located in Mirebeau, France. The Company previously recorded a pre-tax charge of $4.1 million in connection with such closure in the fourth quarter of its fiscal year ended March 1, 2009. The additional charge in the 2011 fiscal year third quarter was based on updated estimates of the total costs to complete the closure of the Neltec Europe SAS business unit as a result of additional information regarding such costs, including developments relating to certain employment litigation initiated in France after the closure and other expenses in excess of the original estimates. The closure of Neltec Europe SAS in January of 2009 was a major component of restructurings of the operations of the Company’s Neltec Europe SAS and Neltec SA business units in the fourth quarter of the 2009 fiscal year in response to the continuing serious erosion of the markets for electronic materials in Europe and the continuing migration of such markets to Asia. The market for such products in Europe had eroded to the point where the Company believed it was not possible for the Neltec Europe SAS business to be viable, and as a major component of such restructurings, Neltec Europe SAS closed its operations. Although the Company is continuing the operations of its Neltec

SA electronic materials business unit, the restructurings included a reorganization of certain of the activities of Neltec SA.

Three and Nine Months Ended November 27, 2011 Compared with Three and Nine Months Ended November 28, 2010:

The Company’s total net sales increased slightly during the three-month period ended November 27, 2011 compared to the three-month period ended November 28, 2010 primarily as a result of an increase in sales of the Company’s electronic materials products in Europe, which offset small decreases in sales in North America and Asia, while the Company’s total net sales and its net sales of electronic materials products declined in the nine-month period ended November 27, 2011 compared to last year’s comparable period as a result of decreases in sales of electronic materials products in North America and Asia. The Company’s sales of aerospace composite materials, parts and assemblies products increased in both the three-month and nine-month periods ended November 27, 2011 compared to last year’s comparable periods. Net sales of the Company’s aerospace composite materials, parts and assemblies products were $7.0 million and $19.8 million in the three months and nine months, respectively, ended November 27, 2011, or 15% and 13% of the Company’s total net sales worldwide in the three-months and nine-months, respectively, ended November 27, 2011 compared to $5.5 million and $17.9 million in the three months and nine months, respectively, ended November 28, 2010, or 12% and 11%, respectively, of the Company’s total net sales worldwide in the 2011 fiscal year comparable periods.

The Company’s gross profits and its gross profit margins declined in the three months and nine months ended November 27, 2011 compared to the prior year comparable periods. The gross profit margin declined to 27.5% in the three months ended November 27, 2011 compared to 30.9% in the prior year comparable period. In the nine months ended November 27, 2011, the gross profit margin declined to 29.1% compared to 33.0% in the prior year comparable period. The declines in such gross margins were primarily the result of increased utility costs, additional, and in some instances duplicative, costs associated with transferring aerospace composite materials, parts and assemblies manufacturing from the Company’s Park Advanced Composite Materials, Inc. business unit in Waterbury, Connecticut and Park Aerospace Structures Corp. business unit in Lynnwood, Washington to the Company’s Park Aerospace Technologies Corp. business unit in Newton, Kansas, and, in the nine month period, the partially fixed nature of the Company’s overhead costs.  Such factors were only partially offset by the benefits from the higher percentages of sales of higher margin, high performance electronic materials products in the three-month and nine-month periods ended November 27, 2011 than in the 2011 fiscal year comparable periods.

The Company’s earnings from operations in the three-month and nine-month periods ended November 27, 2011 were adversely affected by the aforementioned lower gross profit margins and by higher selling, general and administrative expenses in such periods compared to the prior year comparable periods and were lower than the Company’s earnings from operations in such prior year periods. The Company’s earnings from operations in the prior year three-month and nine-month periods were adversely affected by the pre-tax charge of $1.3 million recorded by the Company in the three-month period ended November 28, 2010 related to the closure, in January of 2009, of the operations of Neltec Europe SAS.

The Company’s net earnings in the three-month period ended November 27, 2011 were adversely affected by the lower earnings from operations but benefited from a significantly lower income tax provision than in the prior year comparable three-month period and, consequently, were higher than in the prior year comparable period. The Company’s net earnings in the nine-month period ended November 27, 2011 were also adversely affected by the lower earnings from operations and benefited from a significantly lower income tax provision than in the prior year comparable period and, in addition, benefited from higher interest and other income than in the prior fiscal year comparable period, but such net earnings in the nine months ended November 27, 2011 were lower than in the prior year comparable period.

Results of Operations

The Company’s total net sales in the three-month period ended November 27, 2011 increased 1% to $47.3 million from $46.9 million in last fiscal year’s comparable period. The Company’s total net sales for the nine-month period ended November 27, 2011 decreased 7% to $149.6 million from $160.5 million in last fiscal year’s comparable period.

The increase in total net sales in the 2012 fiscal year three-month period was the result of higher sales of electronic materials products, primarily RF/microwave products, sold by the Company’s operations in Europe and higher sales of aerospace composite materials, parts and assemblies sold by the Company’s operations in North America and Europe, which offset the lower sales of electronic materials products sold by the Company’s operations in North America and Asia in such period.  Such decrease in the sales of electronic materials products was primarily the result of lower sales of FR4, non-high performance electronic materials products.

The decrease in total net sales in the 2012 fiscal year nine-month period was the result of lower sales of electronic materials products sold by the Company’s operations in North America and Asia only partially offset by higher sales of such products sold by the Company’s operations in Europe and higher sales of aerospace composite materials, parts and assemblies sold by the Company’s operations in North America, Asia and Europe.

The Company’s total net sales of its aerospace composite materials, parts and assemblies products were $7.0 million and $19.8 million in the three months and nine months, respectively, ended November 27, 2011, or 15% and 13%, respectively, of the Company’s total net sales worldwide in such periods, compared to $5.5 million and $17.9 million in the three months and nine months, respectively, ended November 28, 2010, or 12% and 11%, respectively, of the Company’s total net sales worldwide in such periods.

The Company’s foreign sales were $25.5 million and $83.6 million, respectively, or 54% and 56%, respectively, of the Company’s total net sales worldwide, during the three-month and nine-month periods ended November 27, 2011, compared with $23.8 million and $85.9 million, respectively, of foreign sales, or 51% and 54%, respectively, of total net sales worldwide, during last year’s comparable periods. The Company’s foreign sales increased 7% during the three months ended November 27, 2011 from last year’s comparable period as a result of an increase in sales in Europe and decreased 3% during the nine months ended November 27, 2011 from last year’s comparable period as a result of a decrease in sales in Asia.

For the three-month period ended November 27, 2011, the Company’s sales in North America, Asia and Europe were 46%, 39% and 15%, respectively, of the Company’s total net sales worldwide compared with 49%, 41% and 10%, respectively, for the three-month period ended November 28, 2010; and for the nine-month period ended November 27, 2011, the Company’s sales in North

America, Asia and Europe were 44%, 43% and 13%, respectively, of the Company’s total net sales worldwide compared with 46%, 43% and 11%, respectively, for the nine-month period ended November 28, 2010. The Company’s sales in North America decreased 5%, its sales in Europe increased 52% and its sales in Asia decreased 4% in the three-month period ended November 27, 2011 compared with the three-month period ended November 28, 2010, and its sales in North America decreased 12%, its sales in Asia decreased 6% and its sales in Europe increased 12% in the nine-month period ended November 27, 2011 compared with the nine-month period ended November 28, 2010.

The Company’s gross profits in the three months and nine months ended November 27, 2011 were lower than the gross profits in the prior fiscal year’s comparable periods, and the overall gross profits as percentages of net sales for the Company’s worldwide operations declined to 27.5% and 29.1%, respectively, in the three months and nine months ended November 27, 2011 compared with 30.9% and 33.0% in last fiscal year’s comparable periods. The decrease in the gross profit margin in the three months ended November 27, 2011 was attributable to the higher cost of sales in such period than in the prior year’s comparable period, while the decrease in the gross profit margin in the nine months ended November 27, 2011 was due to the lower total net sales in such period and higher cost of sales relative to total sales in such period than in the prior year’s comparable period.  Such factors were only partially offset by the higher percentages of sales of higher margin, high performance electronic materials products in the 2012 fiscal year periods than in the 2011 fiscal year comparable periods.

During the three-month and nine-month periods ended November 27, 2011, the Company’s total net sales worldwide of high performance electronic materials (non-FR4 electronic materials) were 79% of the Company’s total net sales worldwide of electronic materials, compared to 72% and 74%, respectively, for last fiscal year’s comparable periods.

The Company’s high performance electronic materials (non-FR4 electronic materials) include high-speed, low-loss materials for digital and RF/microwave applications requiring lead-free compatibility and high bandwidth signal integrity, bismalimide triazine (“BT”) materials, polyimides for applications that demand extremely high thermal performance and reliability, cyanate esters, quartz reinforced materials, and polytetrafluoroethylene (“PTFE”) and modified epoxy materials for RF/Microwave systems that operate at frequencies up to 77GHz.

The Company’s cost of sales increased by 6% in the three months ended November 27, 2011 compared to the prior fiscal year’s comparable period and declined by 1% in the nine months ended November 27, 2011 compared to the prior fiscal year’s comparable period. The Company’s costs of sales as percentages of net sales increased to 72.5% in the three months ended November 27, 2011 from 69.1% in the three months ended November 28, 2010 and to 70.9% in the nine months ended November 27, 2011 from 67.0% in the nine months ended November 28, 2010 resulting in gross profit margin decreases. The Company’s costs of sales in both 2012 fiscal year periods were inflated by increased utility costs and additional, and in some instances duplicative, costs associated with transferring aerospace composite materials, parts and assemblies manufacturing from the Company’s Park Advanced Composite Materials, Inc. business unit in Waterbury, Connecticut and Park Aerospace Structures Corp. business unit in Lynnwood, Washington to the Company’s Park Aerospace Technologies Corp. business unit in Newton, Kansas.

Selling, general and administrative expenses increased by $0.6 million and $0.1 million, respectively, or by 10% and by less than 1%, respectively, during the three-month period and nine-month period, respectively, ended November 27, 2011 compared with last fiscal year’s comparable periods. These expenses, measured as percentages of sales, increased to 14.8% during the three months ended November 27, 2011 from 13.6% during last fiscal year’s comparable period and to 14.4% during the nine months ended November 27, 2011 from 13.3% during last year’s comparable period. Such expenses in the 2012 fiscal year third quarter and first nine months were impacted by additional, and in some instances duplicative, expenses associated with transferring aerospace composite materials, parts and assemblies manufacturing from the Company’s Park Advanced Composite Materials, Inc. business unit in Waterbury, Connecticut and Park Aerospace Structures Corp. business unit in Lynnwood, Washington to the Company’s Park Aerospace Technologies Corp. business unit in Newton, Kansas and a donation to The Japanese Red Cross Society in the nine months ended November 27, 2011, which were partially offset by lower legal fees and expenses in the three months ended November 27, 2011 than in the 2011 fiscal year comparable period. Selling, general and administrative expenses included $0.2 million and $0.6 million, respectively, for the three-month and nine-month periods ended November 27, 2011 for stock option expenses compared to $0.2 million and $0.8 million, respectively, for the three-month and nine-month periods ended November 28, 2010.

During the three-month and nine-month periods ended November 28, 2010, the Company recorded a pre-tax charge of $1.3 million related to the closure, in January of 2009, of the operations of Neltec Europe SAS, the Company’s electronic materials business unit located in Mirebeau, France.

For the reasons set forth above, the Company’s earnings from operations were $6.0 million for the three months ended November 27, 2011 compared to $6.8 million for the three months ended November 28, 2010, including the $1.3 million charge related to the closure of Neltec Europe SAS in January 2009, and its earnings from operations were $22.1 million for the nine months ended November 27, 2011 compared to $30.3 million for the nine months ended November 28, 2010, including the aforementioned charge.

Interest and other income was $0.2 million and $2.2 million, respectively, for the three-month and nine-month periods ended November 27, 2011 compared to $0.1 million and $0.4 million, respectively, for last fiscal year’s comparable periods. The increase in the nine months ended November 27, 2011 was due primarily to the Company’s recognition of pre-tax other income of $1.6 million in the second quarter resulting from the aforementioned settlements of a lawsuit for a business interruption insurance claim and a lawsuit pertaining to defective equipment. During the 2012 and 2011 fiscal year periods, the Company earned interest income principally from its investments, which were primarily in short-term instruments and money market funds.

The Company’s effective income tax rates for the three-month and nine-month periods ended November 27, 2011 were 13.1% and 16.4%, respectively, compared to effective income tax rates for the three-month and nine-month periods ended November 28, 2010 of 27.5% and 20.7%, respectively. The lower effective income tax rates for the three and nine months ended November 27, 2011 than in the three and nine months ended November 28, 2010 were primarily the result of lower portions of taxable income in jurisdictions with higher income tax rates. There was no tax benefit associated with the $1.3 million charge related to the 2009 closure of Neltec Europe SAS described above. Such charge had the effect of increasing the effective income tax rates by 4.4 and

0.8 percentage points in the three-months and nine-months, respectively, ended November 28, 2010.

The Company’s net earnings for the three months ended November 27, 2011 were $5.4 million, and the Company’s net earnings for the nine months ended November 27, 2011 were $20.3 million, including the $1.6 million of other income resulting from the settlements of the lawsuits described above, compared to net earnings for the three months and nine months ended November 28, 2010 of $5.0 million and $24.3 million, respectively, including the $1.3 million charge related to the 2009 closure of Neltec Europe SAS described above. The impact, net of tax, of the other income resulting from the settlements of the lawsuits described above was to increase net earnings by $1.1 million in the nine-month period ended November 27, 2011.

Basic and diluted earnings per share were $0.26 for the three months ended November 27, 2011 and $0.98 for the nine months ended November 27, 2011, including the other income resulting from the settlements of the lawsuits described above, compared to basic and diluted earnings per share of $0.24 and $1.18 for the three months and nine months, respectively, ended November 28, 2010, including the charge related to the 2009 closure of Neltec Europe SAS described above. The net impact of the other income resulting from the settlements of the lawsuits described above was to increase basic and diluted earnings per share by $0.05 in the nine months ended November 27, 2011; and the net impact of the charge described above was to reduce basic and diluted earnings per share by $0.07 in the three months ended November 28, 2010 and to reduce basic and diluted earnings per share by $0.06 in the nine months ended November 28, 2010.

Liquidity and Capital Resources:

At November 27, 2011, the Company's cash and marketable securities were $262.1 million compared to $250.4 million at February 27, 2011, the end of the Company's 2011 fiscal year. Of that $262.1 million, approximately $190.5 million was owned by certain of the Company’s wholly owned foreign subsidiaries. It is the Company’s practice and intent to reinvest such cash owned by its foreign subsidiaries in the operations of its foreign subsidiaries or in other foreign activities.

The Company's working capital (which includes cash and marketable securities) was $286.4 million at November 27, 2011 compared to $271.7 million at February 27, 2011. The increase in working capital at November 27, 2011 compared with February 27, 2011 was due principally to the increase in cash and marketable securities and an increase in inventories and a decrease in income taxes payable partially offset by decreases in accounts receivable and other current assets and an increase in accounts payable.

The 26% increase in inventories at November 27, 2011 compared to February 27, 2011 was primarily due to an increase in raw materials. Income taxes payable declined 52% at November 27, 2011 compared to February 27, 2011 primarily due to payments in the 2012 fiscal year, including payment of the Federal tax assessment relating to the Internal Revenue Services’ examination of the Company’s tax returns for the 2006, 2007 and 2008 fiscal years, in excess of the 2012 fiscal year income tax provision.  Accounts receivable were 7% lower at November 27, 2011 than at February 27, 2011 as a result of lower sales volumes in the 2012 fiscal year third quarter than in the 2011 fiscal year fourth quarter.  Other current assets were 14% lower at November 27, 2011 than at February 27, 2011 primarily as a result of reductions in value added taxes receivable and lower interest receivable.  Accounts payable increased by 7% at November 27, 2011 compared to February 27, 2011 primarily as a result of an increase in raw materials inventory.

The Company's current ratio (the ratio of current assets to current liabilities) was 13.5 to 1 at November 27, 2011 compared to 11.8 to 1 at February 27, 2011.

During the nine months ended November 27, 2011, net earnings from the Company's operations, before depreciation and amortization and stock-based compensation, of $25.2 million, reduced by a net increase in working capital items, resulted in $22.8 million of cash provided by operating activities. During the same nine-month period, the Company expended a net amount of $3.4 million for the purchase of property, plant and equipment, primarily for the installation of an additional advanced, high speed treater at the Company’s electronic materials manufacturing facility in Singapore and the purchase of equipment for the Company’s aerospace development and manufacturing facility in Newton, Kansas, and expended $1.1 million as additional payment for the acquisition of substantially all the assets and business of Nova Composites, Inc., compared to a net amount of $2.6 million for the purchase of property, plant and equipment, primarily for the facility in Kansas, and a total of $1.1 million as additional payment for the acquisition of substantially all the assets and business of Nova Composites, Inc. in the nine-month period ended November 28, 2010. In addition, the Company paid $6.2 million in dividends on its common stock in both the nine-month period ended November 27, 2011 and the nine-month period ended November 28, 2010.

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

During the 2010 fiscal year, the Company expended approximately $1.1 million for equipment for its aerospace composite materials development and manufacturing facility in Newton, Kansas and approximately $1.1 million for the construction of an expansion of such facility to produce aerospace composite parts and assemblies. During the 2011 fiscal year, the Company expended approximately $0.3 million for equipment for such facility, approximately $1.3 million for the construction of such expansion and approximately $0.6 million for equipment for such expanded facility. During the 2012 fiscal year first, second and third quarters, the Company expended approximately $1.3 million for equipment for such expanded facility.

At November 27, 2011 and at February 27, 2011, the Company had no long-term debt.

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

The Company's contractual obligations and other commercial commitments to make future payments under contracts, such as lease agreements, consist only of operating lease commitments, commitments to purchase equipment and services for the installation of an additional advanced, high speed treater at the Company’s electronic materials manufacturing facility in Singapore and to purchase equipment for the expansion of the Company’s aerospace development and manufacturing facility in Newton, Kansas and the Company’s obligation to pay up to an additional $2.2 million over two years in connection with the acquisition of the assets and business of Nova Composites, Inc., described above. The Company has no long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments or contingent commitments, other than two standby letters of credit in the total amount of $1.3 million to secure the Company's obligations under its workers' compensation insurance program.

As of November 27, 2011, there were no material changes outside the ordinary course of the Company’s business in the Company’s contractual obligations disclosed in Item 7 of Part II of its Form 10-K Annual Report for the fiscal year ended February 27, 2011.

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

Revenue Recognition

The Company recognizes revenues when products are shipped and title has been transferred to a customer, the sales price is fixed and determinable, and collection is reasonably assured. All material sales transactions are for the shipment of manufactured electronic materials products and aerospace composite materials, parts and assemblies.

Sales Allowances

The Company provides for the estimated costs of sales allowances at the time such costs can be reasonably estimated. The Company’s products are made to customer specifications and tested for adherence to such specifications before shipment to customers. Composite parts and assemblies may be subject to “airworthiness” acceptance by customers after receipt at the customers’ locations. There are no future performance requirements other than the products’ meeting the agreed specifications. The Company’s bases for providing sales allowances for returns are known situations in which products may have failed due to manufacturing defects in the products supplied by the Company. The Company is focused on manufacturing the highest quality electronic materials and aerospace composite materials, parts and assemblies possible and employs stringent manufacturing process controls and works with raw material suppliers who have dedicated themselves to complying with the Company’s specifications and technical requirements. The amounts of returns and allowances resulting from defective or damaged products have been approximately 1.0% of sales for each of the Company’s last three fiscal years.

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

Restructurings

The Company recorded a pre-tax charge of $1.3 million in the three-month period ended November 28, 2010 related to the closure, in January of 2009, of the operations of Neltec Europe SAS, the Company’s electronic materials business unit located in Mirebeau, France. The Company previously recorded a pre-tax charge of $4.1 million in connection with such closure in the fourth quarter of its fiscal year ended March 1, 2009. The additional charge in the 2011 fiscal year third quarter was based on updated estimates of the total costs to complete the closure of the Neltec Europe SAS business unit as a result of additional information regarding such costs, including developments relating to certain employment litigation initiated in France after the closure and other expenses in excess of the original estimates. The closure of Neltec Europe SAS in January of 2009 was a major component of restructurings of the operations of the Company’s Neltec Europe SAS and Neltec SA business units in the fourth quarter of the 2009 fiscal year.

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

The $1.3 million charge in the three-month period ended November 28, 2010 related to the closure, in January of 2009, of the Company’s Neltec Europe SAS electronic materials business unit located in Mirebeau, France included an amount relating to certain employment litigation initiated in France after the closure. See Note 7 of the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for additional information relating to the aforementioned charge.

The Company is obligated to pay up to an additional $2.2 million over two years depending on the achievement of specified earn-out objectives in connection with the acquisition by the Company’s wholly owned subsidiary, Park Aerospace Structures Corp., of substantially all the assets and business of Nova Composites, Inc., a manufacturer of composite parts and assemblies and the tooling for such parts and assemblies, located in Lynnwood, Washington, in addition to a cash purchase price of $4.5 million paid at the closing of the acquisition on April 1, 2008 and payments of $1.0 million paid in the 2010 fiscal year second quarter, $1.1 million paid in the 2011 fiscal year first quarter and $1.1 million paid in the 2012 fiscal year first quarter.

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

Company's market risk exposure at November 27, 2011 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended February 27, 2011.

Item 4.	Controls and Procedures.

(a)      Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of November 27, 2011, the end of the quarterly fiscal period covered by this quarterly report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to shares of the Company's Common Stock acquired by the Company during each month included in the Company’s 2012 fiscal year third quarter ended November 27, 2011.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
August 29 – September 27	0	$	−	0

September 28 – October 27	0		-	0

October 28 – November 27	0		-	0

Total	0		$-	0	2,000,000	(a)

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 27, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at November 27, 2011 (unaudited) and February 27, 2011, (ii) Consolidated Statements of Operations for the 13 weeks and 39 weeks ended November 27, 2011 and November 28, 2010 (unaudited), and (iii) Condensed Consolidated Statements of Cash Flows for the 39 weeks ended November 27, 2011 and November 28, 2010 (unaudited) +

+    Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 1012 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Park Electrochemical Corp.
(Registrant)

/s/ Brian E. Shore
Date: January 5, 2012	Brian E. Shore
President and
Chief Executive Officer
(principal executive officer)

/s/ David R. Dahlquist
Date: January 5, 2012	David R. Dahlquist
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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 27, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at November 27, 2011 (unaudited) and February 27, 2011, (ii) Consolidated Statements of Operations for the 13 weeks and 39 weeks ended November 27, 2011 and November 28, 2010 (unaudited), and (iii) Condensed Consolidated Statements of Cash Flows for the 39 weeks ended November 27, 2011 and November 28, 2010 (unaudited) *+

	* Filed electronically herewith.

+ Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange At of 1934, as amended, and otherwise are not subject to liability under those sections.