Form 10-K
period 2012-02-26
PARK ELECTROCHEMICAL CORP
filed 2012-05-10
CIK 76267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended February 26, 2012

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

Title of Class	Aggregate Market Value	As of Close of Business On
Common Stock, par value $.10 per share	$495,601,245	August 26, 2011

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding	As of Close of Business On
Common Stock, par value $.10 per share	20,796,620	May 7, 2012

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Shareholders to be held July 24, 2012 incorporated by reference into Part III of this Report.

2

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

Park operates through fully integrated business units in Asia, Europe and North America. The Company's manufacturing facilities are located in Singapore, China, France, Connecticut, Kansas, Arizona and California. The Company also maintains research and development facilities in Arizona, Kansas and Singapore.

Sales of Park’s printed circuit materials products were 86% and 89% of the Company’s total net sales worldwide in the 2012 and 2011 fiscal years, respectively, and sales of Park’s advanced composite materials, parts and assemblies products were 14% and 11% of the Company’s total net sales worldwide in the 2012 and 2011 fiscal years, respectively.

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

AEROGLIDE, COREFIX, EASYCURE E-710, EF, LD, MERCURYWAVE, NELCO, NELCOTE, PARKNELCO, RTFOIL and SI are registered trademarks of Park Electrochemical Corp., and ELECTROGLIDE, ELECTROVUE, EP, NELTEC, PEELCOTE, POWERBOND and TIN CITY AIRCRAFT WORKS are common law trademarks of Park Electrochemical Corp.

Printed Circuit Materials

Printed Circuit Materials Operations

The Company is a leading global designer and manufacturer of advanced printed circuit materials used to fabricate complex multilayer printed circuit boards and other electronic interconnection systems, such as multilayer back-planes, wireless packages, high-speed/low-loss multilayers and high density interconnects (“HDIs”). The Company’s multilayer printed circuit materials consist of copper-clad laminates and prepregs, which is an acronym for pre-impregnated material. The Company has long-term relationships with its major customers, which include leading independent printed circuit board fabricators, electronic manufacturing service companies, electronic contract manufacturers and major electronic original equipment manufacturers ("OEMs"). Multilayer printed circuit boards and interconnect systems are used in virtually all advanced electronic equipment to direct, sequence and control electronic signals between semiconductor devices (such as microprocessors and memory and logic devices), passive components (such as resistors and capacitors) and connection devices (such as infra-red couplings, fiber optics, compliant pin and surface mount connectors). Examples of end uses of the Company’s digital printed circuit materials include high speed routers and servers, storage area networks, supercomputers, satellite switching equipment, and wireless local area networks ("LANs"). The Company's radio frequency ("RF") printed circuit materials are used primarily for military avionics, antennas for cellular telephone base stations, automotive adaptive cruise control systems and avionic communications equipment. The Company has developed long-term relationships with major customers as a result of its leading edge products, extensive technical and engineering service support and responsive manufacturing capabilities.

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

The Company believes that it is one of the world’s largest manufacturers of advanced multilayer printed circuit materials. It also believes that it is one of only a few significant independent manufacturers of high performance multilayer printed circuit materials in the world. The Company was the first manufacturer in the printed circuit materials industry to establish manufacturing presences in the three major global markets of North America, Europe and Asia, with facilities established in Europe in 1969 and Asia in 1986.

Printed Circuit Materials – Industry Background

The printed circuit materials manufactured by the Company and its competitors are used primarily to construct and fabricate complex multilayer printed circuit boards and other advanced electronic interconnection systems. Multilayer printed circuit materials consist of prepregs and copper-clad laminates. Prepregs are chemically and electrically engineered thermosetting or thermoplastic resin systems which are impregnated into and reinforced by a specially manufactured fiberglass cloth product or other woven or non-woven reinforcing fiber. This insulating dielectric substrate generally is 0.030 inch to 0.002 inch in thickness or less in some cases. While these resin systems historically have been based on epoxy resin chemistry, in recent years, increasingly demanding OEM requirements have driven the industry to utilize proprietary enhanced epoxies as well as other higher performance resins, such as phenolic, bismalimide triazine ("BT"), cyanate ester, polyimide, allylated polyphenylene ether (“APPE”) or polytetrafluoroethylene ("PTFE"). One or more plies of prepreg are laminated together to form an insulating dielectric substrate to support the copper circuitry patterns of a multilayer printed circuit board. Copper-clad laminates consist of one or more plies of prepreg laminated together with specialty thin copper foil laminated on the top and bottom. Copper foil is specially formed in thin sheets which may vary from 0.0056 inch to 0.0002 inch in thickness and normally have a thickness of 0.0014 inch or 0.0007 inch. The Company supplies both copper-clad laminates and prepregs to its customers, which use these products as a system to construct multilayer printed circuit boards.

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

Advanced interconnect systems require higher technology printed circuit materials to ensure the performance and reliability of the electronic system and to improve the manufacturability of the interconnect platform. Printed circuit board fabricators and electronic equipment manufacturers require advanced printed circuit materials that have increasingly higher temperature tolerances and more advanced and stable electrical properties in order to support high-speed computing in a miniaturized and often portable environment. Temperature tolerance has been further emphasized by the advent of lead-free assemblies.

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

The Company’s printed circuit materials products have been developed internally and through long-term development projects with its principal suppliers and, to a lesser extent, through licensing arrangements. The Company focuses its research and development efforts on developing industry leading product technology to meet the most demanding product requirements and has designed its product line with a focus on the higher performance, higher technology end of the materials spectrum.

The Company’s products utilize, among other things, high-speed, low-loss, engineered formulations, high-temperature modified epoxies, phenolics, bismalimide triazine (“BT”) epoxies, non-Methylene Dianiline (“MDA”) polyimides, enhanced polyimides, allylated polyphenylene ethers (“APPE”), SI® (Signal Integrity) products, cyanate esters and PTFE formulations for radio frequency ("RF")/microwave applications.

The Company’s high performance printed circuit materials consist of high-speed, low-loss CAF (Cathodic Anodic Filament) resistant materials for digital and RF/microwave applications requiring lead-free compatibility and high bandwidth signal integrity, BT materials, polyimides for applications that demand extremely high thermal performance, cyanate esters, quartz reinforced materials, and PTFE and modified epoxy materials for RF/microwave systems that operate at frequencies up to 77 GHz.

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

The Company’s emphasis on service and close relationships with its customers is reflected in its short lead times. The Company has developed its manufacturing processes and customer service organizations to provide its customers with printed circuit materials products on a just-in-time basis. The Company believes that its ability to meet its customers' customized manufacturing and quick-turn-around (“QTA”) requirements is one of its unique strengths.

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

During the Company’s 2012 fiscal year, approximately 15.7% of the Company's total worldwide sales were to TTM Technologies, Inc., a leading manufacturer of printed circuit boards, approximately 11.5% of the Company's total worldwide sales were to Sanmina-SCI Corporation, a leading electronics contract manufacturer and manufacturer of printed circuit boards, and approximately 10.0% of the Company’s total worldwide sales were to subsidiaries of Flextronics International Ltd. which are manufacturers of multilayer printed circuit boards. During the Company’s 2011 fiscal year, approximately 16.4% of the Company’s total worldwide sales were to TTM Technologies, Inc., approximately 14.6% of the Company’s total worldwide sales were to Sanmina-SCI Corporation and approximately 10.2% of the Company’s total worldwide sales were to subsidiaries of Flextronics International Ltd. During the Company’s 2012 and 2011 fiscal years, sales to no other customer of the Company equaled or exceeded 10% of the Company’s total worldwide sales.

Although the Company’s printed circuit materials business is not dependent on any single customer, the loss of a major customer or of a group of customers could have a material adverse effect on the Company’s business or its consolidated results of operations or financial position.

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

The Company manufactures multilayer printed circuit materials at four fully integrated facilities located in the United States, Europe and Southeast Asia. The Company opened its California facility in 1965, its Arizona facility in 1984, its Singapore facility in 1986 and its France facility in 1992. The Company services the North American market principally through its United States manufacturing facilities, the European market principally through its manufacturing facilities in the United States and in France, and the Asian market principally through its Singapore manufacturing facility. During its 2002 fiscal year, the Company established a business center in central China, which was replaced in the 2007 fiscal year by a manufacturing facility in the Zhuhai Free Trade Zone approximately 50 miles west of Hong Kong in southern China. During the 2011 fiscal year, the Company modified certain of the equipment in its printed circuit materials manufacturing facility in Singapore so that it can treat PTFE based circuitry material in Asia. In addition, during the 2012 fiscal year, the Company completed an expansion of its printed circuit materials treating operation in Singapore with the installation of an additional advanced, high-speed treater. By maintaining technical and engineering staffs at each of its manufacturing facilities, the Company is able to deliver fully-integrated products and services on a timely basis.

Printed Circuit Materials – Materials and Sources of Supply

The principal materials used in the manufacture of the Company’s printed circuit materials products are specially manufactured copper foil, fiberglass and quartz cloth and synthetic reinforcements, and specially formulated resins and chemicals. The Company develops and maintains close working relationships with suppliers of these materials who have dedicated themselves to complying with the Company’s stringent specifications and technical requirements. While the Company’s philosophy is to work with a limited number of suppliers, the Company has identified alternate sources of supply for many, but not all, of these materials. However, there are a limited number of qualified suppliers of these materials, in some cases substitutes for these materials are not always readily available, and, in the past, the industry has experienced shortages in the market for certain of these materials. While the Company considers its relationships with its suppliers to be strong, a shortage of these materials or a disruption of the supply of materials caused by a natural disaster, such as the earthquake and tsunami in Japan in March 2011, or otherwise, could materially increase the Company’s cost of operations and could materially adversely affect the business and results of operations of the Company. The Company experienced a supply chain issue as a result of the earthquake and tsunami in Japan in March 2011. Such issue was resolved during the 2012 fiscal year third quarter.

Significant increases in the cost of materials purchased by the Company could also have a material adverse effect on the Company’s business and results of operations if the Company were unable to pass such increases through to its customers. During the second quarter of the 2010 fiscal year, the Company incurred significant increases in the cost of copper foil, one of the Company’s primary raw materials, and the Company passed a substantial portion of such increases through to its customers. During the 2011 fiscal year, the Company experienced significant volatility in the cost of copper foil and incurred a significant overall increase in the cost of such copper foil, and the Company passed a substantial portion of such increase through to its customers. During the 2012 fiscal year, the Company continued to experience volatility in the cost of copper foil.

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

Advanced Composite Materials

Advanced Composite Materials Operations

The Company also develops and manufactures engineered, advanced composite materials for the aerospace, fixed and rotary wing aircraft, rocket motor, radio frequency (“RF”) and specialty industrial markets.

The Company’s advanced composite materials are developed and manufactured by the Company’s Park Aerospace Technologies Corp. (“PATC”) subsidiary located at the Newton, Kansas Airport, by the Company’s Nelco Products Pte. Ltd. subsidiary in Singapore, and by the Company’s Park Advanced Composite Materials, Inc. (“PACM”) subsidiary located in Waterbury, Connecticut, which was named Nelcote, Inc. from May 2006 to March 2008 and which was named FiberCote Industries, Inc. prior to May 2006.

In the 2012 fiscal year fourth quarter, the Company announced that its PACM facility in Waterbury, Connecticut would be closing its operations after the completion of the transfer of PACM’s aerospace composite materials manufacturing activities to PATC at the Newton, Kansas Airport. The Company expects such transfer to be completed in the second quarter of the 2013 fiscal year.

Such transfer of aerospace composite materials manufacturing activities from the Company’s PACM facility to its PATC facility, together with the transfer of aerospace composite parts and assemblies manufacturing activities from the Company’s Park Aerospace Structures Corp. facility in Lynnwood, Washington to its PATC facility, which was completed in the 2012 fiscal year fourth quarter, will complete the Company’s plan to concentrate and consolidate all of its North American aerospace composite materials, parts and assemblies manufacturing, development and design activities at its PATC facility. After the closure of the PACM facility, the Company plans to supply and fully support all existing customers of PACM from the PATC business unit in Newton, Kansas.

Advanced Composite Materials – Industry Background

The advanced composite materials manufactured by the Company and its competitors are used primarily to fabricate light-weight, high-strength structures with specifically designed performance characteristics. Composite materials are typically highly specified combinations of resin formulations and reinforcements. Reinforcements can be unidirectional fibers, woven fabrics, or non-woven goods such as mats or felts. Reinforcement materials are constructed of E-glass (fiberglass), carbon fiber, S2 glass, aramids, such as Kevlar® ("Kevlar" is a registered trademark of E.I. du Pont de Nemours & Co.) and Twaron® (“Twaron” is a registered trademark of Teijin Twaron B.V. LLC), quartz, polyester, and other synthetic materials. Resin formulations are typically highly proprietary, and include various chemical and physical mixtures. The Company produces resin formulations using various epoxies, polyesters, phenolics, cyanate esters, polyimides and other complex matrices. The reinforcement combined with the resin is referred to as a “prepreg”, which is an acronym for pre-impregnated material. Advanced composite materials can be broadly categorized as either a thermoset or a thermoplastic. While both material types require the addition of heat to form a consolidated laminate, thermoplastics can be reformed using additional heat. Once fully cured, thermoset materials can not be further reshaped. The Company believes that the demand for thermoset advanced materials is greater than that for thermoplastics due to the fact that fabrication processes for thermoplastics require much higher temperatures and pressures, and are, therefore, typically more capital intensive than the fabrication processes for thermoset materials.

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

The Company’s advanced composite materials products include prepregs manufactured from proprietary formulations using modified epoxies, phenolics, polyesters, cyanate esters and polyimides combined with woven, non-woven, and unidirectional reinforcements. Reinforcement materials used to produce the Company’s products include polyacrylonitrile (“PAN”) based carbons, E-glass, S2 glass, polyester, quartz, carbonized rayon, carbon fiber, aramids, such as Kevlar® (“Kevlar” is a registered trademark of E.I. du Pont de Nemours & Co.) and Twaron® (“Twaron” is a registered trademark of Teijin Twaron B.V. LLC), polyester and other synthetic materials. The Company also sells certain specialty fabrics, such as Raycarb C2, a carbonized rayon fabric produced by Herakles (formerly Snecma Propulsion Solide) and used mainly in the rocket motor industry.

Advanced Composite Materials – Customers and End Markets

The Company’s advanced composite materials customers include manufacturers in the aerospace, fixed and rotary wing aircraft, rocket motor, electronics, radio frequency (“RF”) and specialty industrial markets. The Company’s materials are marketed primarily by sales personnel and, to a lesser extent, by independent sales representatives.

While no single advanced composite materials customer accounted for 10% or more of the Company’s total sales during either of the last two fiscal years, the loss of a major customer or of a group of some of the largest customers of the Company’s advanced composite materials product line could have a material adverse effect on such product line.

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

Advanced Composite Materials – Manufacturing

The Company’s manufacturing facilities for advanced composite materials are currently located in Newton, Kansas, in Singapore and in Waterbury, Connecticut. See “Advanced Composite Materials - Operations” elsewhere in this Report. In the third quarter of the Company’s 2012 fiscal year, the Company completed a major expansion of its aerospace composite materials development and manufacturing facility in Kansas in order to manufacture aerospace composite parts and assemblies as well as advanced composite materials, which are used in the manufacture of such parts and assemblies. The expansion includes approximately 37,000 square feet of manufacturing and storage space, and the Company spent approximately $5 million on the facility expansion and equipment. See “Advanced Composite Parts and Assemblies” elsewhere in this Report.

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

The Company also completes additional processing services, such as toll coating, slitting, sheeting, biasing, sewing and cutting, if needed by the customer. Many of the products manufactured by the Company also undergo extensive testing of the chemical, physical and mechanical properties of the product. These testing requirements are completed in the laboratories and facilities located at the Company’s manufacturing facilities. The Company’s laboratories have been approved by several aerospace OEMs and have achieved certification pursuant to the National Aerospace and Defense Contractors Accreditation Program (“NADCAP”). After all the processing has been completed, the product is inspected and packaged for shipment to the customer. The Company typically supplies final product to the customer in roll or sheet form.

Advanced Composite Materials – Materials and Sources of Supply

The Company designs and manufactures its advanced composite materials to its own specifications and to the specifications of its customers. Product development efforts are focused on developing prepreg materials that meet the specifications of the customers. The materials used in the manufacture of these engineered materials include graphite and carbon fibers and fabrics, aramids, such as Kevlar® (“Kevlar” is a registered trademark of E.I. du Pont de Nemours & Co.) and Twaron® (“Twaron” is a registered trademark of Teijin Twaron B.V. LLC), quartz, fiberglass, polyester, specialty chemicals, resins, films, plastics, adhesives and certain other synthetic materials. The Company purchases these materials from several suppliers. Substitutes for many of these materials are not readily available. The qualification and certification of advanced composite materials for certain FAA certified aircraft typically include specific requirements for raw material supply and may restrict the Company’s flexibility in qualifying alternative sources of supply for certain key raw materials. The Company continues to work to determine acceptable alternatives for several raw materials.

Advanced Composite Materials – Competition

The Company has many competitors in the advanced composite materials market, ranging in size from large international corporations to small regional producers. Several of the Company’s largest competitors are vertically integrated, producing raw materials, such as carbon fiber and cloth, as well as composite parts and assemblies. Some of the Company’s competitors may also serve as a supplier to the Company. The Company competes for business on the basis of responsiveness, product performance, product qualification, FAA data base design allowables, innovative new product development and price.

Advanced Composite Parts and Assemblies

The Company also develops and manufactures advanced composite parts and assemblies for the aerospace markets, and the tooling for such parts and assemblies, at its Park Aerospace Technologies Corp. (“PATC”) business unit located at the Newton, Kansas Airport. These composite parts and assemblies are manufactured with carbon, fiberglass and other reinforcements impregnated with formulated resins. Certain of these impregnated reinforcements, sometimes known as “prepregs”, are also manufactured by PATC.

In the 2009 fiscal year, PATC completed the construction of a new development and manufacturing facility in Newton, Kansas to produce advanced composite materials principally for the aerospace industry. The facility contained approximately 52,000 square feet of manufacturing, laboratory and office space and cost approximately $15 million to construct and fully equip. In the 2012 fiscal year third quarter, PATC completed a major expansion of its aerospace composite materials development and manufacturing facility in Kansas in order to manufacture aerospace composite parts and assemblies. The expansion consists of approximately 37,000 square feet of manufacturing and storage space and includes both oven and autoclave composite parts curing equipment and capability. The Company spent approximately $5 million on the facility expansion and equipment.

In the 2012 fiscal year fourth quarter, the Company announced that its Park Advanced Composite Materials, Inc. (“PACM”) business unit, located in Waterbury, Connecticut, would be closing its operations after the completion of the transfer of PACM’s aerospace composite materials manufacturing activities to PATC. The Company expects such transfer to be completed in the second quarter of the 2013 fiscal year.

Such transfer of aerospace composite materials manufacturing activities from PACM to PATC, together with the transfer of the aerospace composite parts and assemblies manufacturing activities of the Company’s Park Aerospace Structures Corp. (“PASC”) business unit in Lynnwood, Washington to PATC, which was completed in the 2012 fiscal year fourth quarter, will complete the Company’s plan to concentrate and consolidate all of its North American aerospace composite materials, parts and assemblies manufacturing, development and design activities at PATC. After the closure of PACM, the Company plans to supply and fully support all existing customers of PACM from PATC.

The activities of PASC which were transferred to PATC included the assets and business of Nova Composites, Inc., which PASC acquired in April 2008.

The PATC facility expansion enables PATC to offer a full range of advanced composite materials manufacturing capability, as well as composite parts design, assembly and production capability, all in its Newton facility.

PATC offers composite aircraft and space vehicle parts design and assembly services, in addition to “build-to-print” services. The Company believes that the ability of its PATC facility to offer such a wide and comprehensive array of composite materials and parts manufacturing and development technology and capability to the aircraft and space vehicle industries provides attractive benefits and advantages to those industries.

Backlog

The Company records an item as backlog when it receives a purchase order specifying the number of units to be purchased, the purchase price, specifications and other customary terms and conditions. At April 29, 2012, the unfilled portion of all purchase orders received by the Company and believed by it to be firm was approximately $8,051,000, compared to $8,218,000 at May 1, 2011.

Various factors contribute to the size of the Company’s backlog. Accordingly, the foregoing information may not be indicative of the Company’s results of operations for any period subsequent to the fiscal year ended February 26, 2012.

Patents and Trademarks

The Company holds several patents and trademarks or licenses thereto. In the Company’s opinion, some of these patents and trademarks are important to its products. Generally, however, the Company does not believe that an inability to obtain new, or to defend existing, patents and trademarks would have a material adverse effect on the Company.

Employees

At February 26, 2012, the Company had 613 employees. Of these employees, 455 were engaged in the Company’s printed circuit materials operations, 106 in its advanced composite materials, parts and assemblies operations and 52 consisted of executive personnel and general administrative staff.

Environmental Matters

The Company is subject to stringent environmental regulation of its use, storage, treatment and disposal of hazardous materials and the release of emissions into the environment. The Company believes that it currently is in substantial compliance with the applicable Federal, state and local and foreign environmental laws and regulations to which it is subject and that continuing compliance therewith will not have a material effect on its capital expenditures, earnings or competitive position. The Company does not currently anticipate making material capital expenditures for environmental control facilities for its existing manufacturing operations during the remainder of its current fiscal year or its succeeding fiscal year. However, developments, such as the enactment or adoption of even more stringent environmental laws and regulations, could conceivably result in substantial additional costs to the Company.

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

Under the Superfund Act and similar state laws, all parties who may have contributed any waste to a hazardous waste disposal site or contaminated area identified by the EPA or comparable state agency may be jointly and severally liable for the cost of cleanup. Generally, these sites are locations at which numerous persons disposed of hazardous waste. In the case of the Company’s subsidiaries, generally the waste was removed from their manufacturing facilities and disposed at the waste sites by various companies which contracted with the subsidiaries to provide waste disposal services. Neither the Company nor any of its subsidiaries has been accused of or charged with any wrongdoing or illegal acts in connection with any such sites. The Company believes it maintains an effective and comprehensive environmental compliance program. Management believes the ultimate disposition of known environmental matters will not have a material adverse effect on the liquidity, capital resources, business, consolidated results of operations or financial position of the Company.

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

The Company’s cost of sales and results of operations were affected by increases in utility costs in the Company’s fiscal year ended March 1, 2009 and its fiscal year ended February 26, 2012. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this Report.

The Company is vulnerable to disruptions and shortages in the supply of, and increases in the prices of, certain raw materials.

There are a limited number of qualified suppliers of the principal materials used by the Company in its manufacture of printed circuit materials, advanced composite materials and composite parts and assemblies. The Company has qualified alternate sources of supply for many, but not all, of its raw materials, but certain raw materials are produced by only one supplier. In some cases, substitutes for certain raw materials are not always readily available, and in the past there have been shortages in the market for certain of these materials. Raw material substitutions for certain aircraft related products may require governmental (such as Federal Aviation Administration) approval. While the Company considers its relationships with its suppliers to be strong, a shortage of these materials or a disruption of the supply of these materials caused by a natural disaster, such as the earthquake and tsunami in Japan in March 2011, or otherwise could materially increase the Company’s cost of operations and could materially adversely affect the business and results of operations of the Company. Likewise, significant increases in the cost of materials purchased by the Company could also materially increase the Company’s cost of operations and could have a material adverse effect on the Company’s business and results of operations if the Company were unable to pass such increases through to its customers. The Company experienced a supply chain issue as a result of the earthquake and tsunami in Japan in March 2011. Such issue was resolved during the 2012 fiscal year third quarter.

During the second quarter of the 2010 fiscal year, the Company incurred significant increases in the cost of copper foil, one of the Company’s primary raw materials, and the Company passed a substantial portion of such increases through to its customers. During the 2011 fiscal year, the Company experienced significant volatility in the cost of copper foil and incurred a significant overall increase in the cost of such copper foil, and the Company passed a substantial portion of such increase through to its customers. During the 2012 fiscal year, the Company continued to experience volatility in the cost of copper foil. See “Business—Printed Circuit Materials—Materials and Sources of Supply” in Item 1 of Part I of this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this Report.

The Company's customer base is highly concentrated, and the loss of one or more customers could adversely affect the Company's business.

A loss of one or more key customers could adversely affect the Company's profitability. The Company's customer base is concentrated, in part, because the Company's business strategy has been to develop long-term relationships with a select group of customers. During the Company's fiscal year ended February 26, 2012, the Company's ten largest customers accounted for approximately 64% of net sales. The Company expects that sales to a relatively small number of customers will continue to account for a significant portion of its net sales for the foreseeable future. See "Business—Printed Circuit Materials—Customers and End Markets” and “Business—Advanced Composite Materials—Customers and End Markets” in Item 1 of Part I of this Report.

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

In addition, the Company is subject to the effects of general regional and global economic and financial conditions, such as the worldwide economic and financial crises that commenced in the second half of the Company’s fiscal year ended March 1, 2009.

The Company relies on short-term orders from its customers.

A variety of conditions, both specific to the individual customer and generally affecting the customer’s industry, can cause a customer to reduce or delay orders previously anticipated by the Company, which could negatively impact the Company’s business. In the printed circuit materials market, the Company typically does not obtain long-term purchase orders or commitments. Instead, it relies primarily on continual communication with its customers to anticipate the future volume of purchase orders.

The Company’s customers may require the Company to undergo a lengthy and expensive qualification process with respect to its products, with no assurance of sales. Any delay or failure in such qualification process could negatively affect the Company’s business and operating results.

The Company’s customers frequently require that the Company’s products undergo an extensive qualification process, which may include testing for performance, structural integrity and reliability. This qualification process may be lengthy and does not assure any sales of the product to that customer. The Company devotes substantial resources, including design, engineering, sales, marketing and management efforts, and often substantial expense, to qualifying the Company’s products with customers in anticipation of sales. Any delay or failure in qualifying any of its products with a customer may preclude or delay sales of those products to the customer, which may impede the Company’s growth and cause its business to suffer.

In addition, the Company engages in product development efforts with OEMs. The Company will not recover the cost of this product development directly even if the Company actually produces and sells any resulting product. There can be no guarantee that such efforts will result in any sales.

Consolidation among the Company’s customers could negatively impact the Company’s business.

A number of the Company’s customers have combined in recent years and consolidation of other customers may occur. If an existing customer is not the controlling entity following a combination, the Company may not be retained as a supplier. While there is potential for increasing the Company’s position with the combined customer, the Company’s revenues may decrease if the Company is not retained as a supplier.

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

The Company’s production processes require the use, storage, treatment and disposal of certain materials which are considered hazardous under applicable environmental laws, and the Company is subject to a variety of regulatory requirements relating to the handling of such materials and the release of emissions and effluents into the environment, non-compliance with which could have a negative impact on the Company’s business or consolidated results of operations. Other possible developments, such as the enactment or adoption of additional environmental laws, could result in substantial costs to the Company.

If the Company’s efforts to protect its trade secrets are not sufficient, the Company may be adversely affected.

The Company’s business relies upon proprietary information, trade secrets and know-how in its product formulations and its manufacturing and research and development activities. The Company takes steps to protect its proprietary rights and information, including the use of confidentiality and other agreements with employees and consultants and in commercial relationships, including with distributors and customers. If these steps prove to be inadequate or are violated, the Company’s competitors might gain access to the Company’s trade secrets, and there may be no adequate remedy available to the Company

The Company depends upon the experience and expertise of its senior management team and key technical employees, and the loss of any key employee may impair the Company’s ability to operate effectively.

The Company’s success depends, to a certain extent, on the continued availability of its senior management team and key technical employees. Each of the Company’s executive officers, key technical personnel and other employees could terminate his or her employment at any time. The loss of any member of the Company’s senior management team might significantly delay or prevent the achievement of the Company’s business objectives and could materially harm the Company’s business and customer relationships. In addition, because of the highly technical nature of the Company’s business, the loss of any significant number of the Company’s key technical personnel could have a material adverse effect on the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

Set forth below are the locations of the significant properties owned and leased by the Company, the businesses which use the properties, and the size of each such property. All of such properties, except for the Melville, New York property, are used principally as manufacturing and warehouse facilities.

Location	Owned or Leased	Use	Size (Square Footage)

Melville, NY	Leased	Administrative Offices	8,000
Fullerton, CA	Leased	Printed Circuit Materials	95,000
Anaheim, CA	Leased	Printed Circuit Materials	26,000
Tempe, AZ	Leased	Printed Circuit Materials	81,000
Lannemezan, France	Owned	Printed Circuit Materials	29,000
Singapore	Leased	Printed Circuit Materials	88,000
Zhuhai, China	Leased	Printed Circuit Materials	40,000
Waterbury, CT	Leased	Advanced Composites	100,000
Newton, KS	Leased	Advanced Composites	89,000
Singapore	Leased	Advanced Composites	21,000

The Company believes its facilities and equipment to be in good condition and reasonably suited and adequate for its current needs. During the 2012, 2011 and 2010 fiscal years, certain of the Company’s advanced composite materials, parts and assemblies manufacturing facilities were utilized at less than 50% of their designed capacity.

In the 2012 fiscal year fourth quarter, the Company announced that its PACM facility, located in Waterbury, Connecticut, would be closing its operations after the completion of the transfer of PACM’s aerospace composite materials manufacturing activities to PATC. The Company expects such transfer to be completed in the second quarter of the 2013 fiscal year.

In the third quarter of the Company’s 2012 fiscal year, the Company completed a major expansion of its aerospace composite materials development and manufacturing facility in Newton, Kansas in order to manufacture aerospace composite parts and assemblies. The expansion includes approximately 37,000 square feet of manufacturing and storage space, and the Company spent approximately $5 million on the facility expansion and equipment. See “Advanced Composite Parts and Assemblies” elsewhere in this Report.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None

Executive Officers of the Registrant.

Name	Title	Age

Brian E. Shore	Chief Executive Officer, President and a Director	60

Stephen E. Gilhuley	Executive Vice President-Administration and Secretary	67

Christopher T. Mastrogiacomo	Executive Vice President and Chief Operating Officer	54

Stephen M. Banker	Vice President and General Counsel	60

P. Matthew Farabaugh	Vice President and Chief Financial Officer	51

Mr. Shore has served as a Director of the Company since 1983 and as Chairman of the Board of Directors since July 2004. He was elected a Vice President of the Company in January 1993, Executive Vice President in May 1994, President in March 1996, and Chief Executive Officer in November 1996. Mr. Shore also served as General Counsel of the Company from April 1988 until April 1994.

Mr. Gilhuley was elected Executive Vice President – Administration on April 5, 2012, and he has been Secretary of the Company since July 1996. Prior to April 5, 2012, he had been Executive Vice President of the Company since October 2006 and Senior Vice President from March 2001 to October 2006. He also was General Counsel of the Company from April 1994 to October 31, 2011, when he was succeeded by Mr. Banker.

Mr. Mastrogiacomo was elected Executive Vice President and Chief Operating Officer on June 1, 2011 after having served as Senior Vice President of Strategic Marketing since December 8, 2010. Prior to joining the Company as Vice President of Strategic Marketing in September 2010, Mr. Mastrogiacomo held senior management positions with Sanmina-SCI Corporation, a leading electronics contract manufacturing services company, and its predecessor, Hadco Corporation, a major manufacturer of advanced electronic interconnect systems. Since 2008, Mr. Mastrogiacomo was Senior Vice President, Printed Wiring Board (USA) of Sanmina-SCI Corporation; from 2004 to 2008, he was Senior Vice President of Operations, the Americas Enclosures Systems of Sanmina-SCI; and from 2000 to 2004, he was Senior Vice President, Printed Wiring Board Operations of Sanmina-SCI. During the twelve years prior to 1997, he held several management positions with Hadco Corporation.

Mr. Banker was elected Vice President and General Counsel on October 31, 2011. Prior to joining the Company, Mr. Banker had been a lawyer in the Skadden, Arps, Slate, Meagher & Flom LLP law firm in New York City since 1977 and a partner in the firm since 1985.

Mr. Farabaugh was elected Vice President and Chief Financial Officer on April 9, 2012. He had been Vice President and Controller of the Company since October 2007. Prior to joining Park, Mr. Farabaugh was Corporate Controller of American Technical Ceramics, a publicly traded international company and a manufacturer of electronic components, located in Huntington Station, New York, from 2004 to September 2007 and Assistant Controller from 2000 to 2004. Prior thereto, Mr. Farabaugh was Assistant Controller of Park Electrochemical Corp. from 1989 to 2000. Prior to joining Park in 1989, Mr. Farabaugh had been a senior accountant with KPMG.

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

For the Fiscal Year	Stock Price		Dividends
Ended February 26, 2012	High	Low	Declared
First Quarter	$33.05	$27.82	$.10
Second Quarter	30.16	21.58	.10
Third Quarter	30.47	19.44	.10
Fourth Quarter	32.19	25.13	.10

For the Fiscal Year	Stock Price		Dividends
Ended February 27, 2011	High	Low	Declared
First Quarter	$31.84	$22.96	$.10
Second Quarter	28.51	22.57	.10
Third Quarter	29.90	23.62	.10
Fourth Quarter	33.65	26.79	1.10	(a)

(a)	During the 2011 fiscal year fourth quarter, the Company declared its regular quarterly cash dividend of $0.10 per share in December 2010, and at the same time the Company announced that its Board of Directors had declared a special cash dividend of $1.00 per share, payable December 28, 2010 to stockholders of record on December 16, 2010.

As of May 7, 2012, there were approximately 720 holders of record of Common Stock.

The Company expects, for the immediate future, to continue to pay regular cash dividends.

The following table provides information with respect to shares of the Company’s Common Stock acquired by the Company during each month included in the Company’s 2012 fiscal year fourth quarter ended February 26, 2012.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under The Plans or Programs

November 28 – December 26	0	-	0

December 27 – January 26	0	-	0

January 27 – February 26	0	-	0

Total	0	-	0	2,000,000	(a)

(a)	Aggregate number of shares available to be purchased by the Company pursuant to a share purchase authorization announced on October 20, 2004. Pursuant to such authorization, the Company is authorized to purchase its shares from time to time on the open market or in privately negotiated transactions.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected consolidated financial data of Park and its subsidiaries is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements, related Notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein. Insofar as such consolidated financial information relates to the five fiscal years ended February 26, 2012 and is as of the end of such periods, it is derived from the Consolidated Financial Statements for the five fiscal years ended February 26, 2012 and as of such dates audited by Grant Thornton LLP, independent registered public accounting firm. The Consolidated Financial Statements as of February 26, 2012 and February 27, 2011 and for the three years ended February 26, 2012, together with the independent auditor’s report for the three years ended February 26, 2012, appear in Item 8 of Part II of this Report.

	Fiscal Year Ended
	(Amounts in thousands, except per share amounts)
	February 26, 2012	February 27, 2011	February 28, 2010	March 1, 2009	March 2, 2008

STATEMENT OF EARNINGS INFORMATION:

Net sales	$193,254	$211,652	$175,686	$200,062	$241,852
Cost of sales	138,512	141,751	124,084	156,638	179,398
Gross profit	54,742	69,901	51,602	43,424	62,454
Selling, general and administrative expenses	28,247	27,917	24,480	24,806	27,159
Asset impairment charge	-	-	-	3,967	-
Restructuring charges (Note 12)	1,250	1,312	-	2,290	1,362
Earnings from operations	25,245	40,672	27,122	12,361	33,933
Interest and other income, net	808	645	1,062	6,648	9,361
Gain on litigation settlement (Note 11)	1,598	-	-	-	-
Earnings from continuing operations before income taxes	27,651	41,317	28,184	19,009	43,294
Income tax provision from continuing operations	4,209	8,696	2,825	495	8,615
Net earnings from continuing operations	23,442	32,621	25,359	18,514	34,679
Gain from discontinued operations	-	-	-	16,486	-
Net earnings	$23,442	$32,621	$25,359	$35,000	$34,679

Basic earnings per share:
Net earnings from continuing operations	$1.13	$1.58	$1.24	$0.90	$1.71
Gain from discontinued operations	-	-	-	0.81	-
Basic earnings per share	$1.13	$1.58	$1.24	$1.71	$1.71

Diluted earnings per share:
Net earnings from continuing operations	$1.13	$1.58	$1.23	$0.90	$1.70
Gain from discontinued operations	-	-	-	0.81	-
Diluted earnings per share	$1.13	$1.58	$1.23	$1.71	$1.70

Cash dividends per common share	$.40	$1.40	$0.36	$0.32	$1.82

Weighted average number of common shares outstanding:
Basic	20,746	20,628	20,522	20,441	20,305
Diluted	20,792	20,675	20,547	20,486	20,364

BALANCE SHEET INFORMATION:
Working capital	$290,149	$271,706	$261,036	$239,645	$239,060
Total assets	365,988	353,808	343,104	327,579	327,407
Long-term debt	-	-	-	-	-
Stockholders' equity	343,211	325,308	316,098	295,709	269,172

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

The Company’s total net sales worldwide declined in the fiscal year ended February 26, 2012 compared to the fiscal year ended February 27, 2011 principally as a result of decreases in net sales of the Company’s printed circuit materials products in North America and Asia, following an increase in the Company’s total net sales in the fiscal year ended February 27, 2011 compared to the fiscal year ended February 28, 2010 as a result of increases in sales of the Company’s printed circuit materials products in North America, Asia and Europe.

The decrease in net sales of the Company’s printed circuit materials products in the 2012 fiscal year compared to the prior fiscal year and the increase in net sales of the Company’s printed circuit materials products in the 2011 fiscal year compared to the prior fiscal year were both accompanied by increases in sales of the Company’s aerospace composite materials, parts and assemblies products compared to the prior fiscal year. The Company’s total net sales of its aerospace composite materials, parts and assemblies products increased to $26.5 million in the 2012 fiscal year from $23.3 million in the 2011 fiscal year and comprised 14% and 11%, respectively, of the Company’s total net sales worldwide in the 2012 and 2011 fiscal years.

As a result of the decrease in the Company’s total net sales in the 2012 fiscal year compared to the 2011 fiscal year, the Company’s earnings from operations in the 2012 fiscal year were lower than in the 2011 fiscal year as the Company’s gross profit margin, measured as a percentage of sales, declined to 28.3% in the 2012 fiscal year compared to 33.0% in the 2011 fiscal year. The Company’s earnings from operations in the 2012 fiscal year were also adversely affected by the additional, and in some instances duplicative, costs associated with transferring aerospace composite materials, parts and assemblies manufacturing from the Company’s Park Advanced Composite Materials, Inc. (“PACM”) business unit in Waterbury, Connecticut and Park Aerospace Structures Corp. (“PASC”) business unit in Lynnwood, Washington to the Company’s Park Aerospace Technologies Corp. (“PATC”) business unit in Newton, Kansas, higher utility costs and the Company’s donation to The Japanese Red Cross Society after the March 2011 earthquake in Japan. Such negative factors were only partially offset by the benefits from the higher percentage of sales of higher margin, high performance printed circuit materials products in the 2012 fiscal year than in the 2011 fiscal year and by lower legal fees and expenses in the 2012 fiscal year than in the 2011 fiscal year.

The Company’s earnings from operations and net earnings in the 2012 fiscal year were also reduced by the pre-tax charge of $1.3 million recorded by the Company in the 2012 fiscal year fourth quarter in connection with the closing of its PACM business unit located in Waterbury, Connecticut.

In the 2012 fiscal year second quarter, the Company recognized a pre-tax gain of $1.6 million resulting from the settlement of a lawsuit for an insurance claim for business interruption at the Company’s Neltec, Inc. business unit in Tempe, Arizona in the 2003 fiscal year caused by the explosion and resulting destruction of a treater at the Company’s business unit in Singapore and the settlement of a lawsuit pertaining to defective equipment purchased by the Company’s PATC business unit in Newton, Kansas.

The Company’s net earnings in the 2012 fiscal year were lower than in the 2011 fiscal year primarily as a result of the lower earnings from operations in the 2012 fiscal year than in the 2011 fiscal year, which were only partially offset by the litigation settlement gain, described above, realized by the Company in the 2012 fiscal year and the lower income tax provision in the 2012 fiscal year than in the 2011 fiscal year.

The increase in the Company’s total net sales in the 2011 fiscal year compared to the 2010 fiscal year resulted in higher earnings from operations in the 2011 fiscal year than in the 2010 fiscal year, as the Company’s gross profit margin, measured as a percentage of sales, improved to 33.0% in the 2011 fiscal year compared to 29.4% in the 2010 fiscal year. The Company’s operating and earnings performance during the 2011 fiscal year also benefited from the higher percentage of sales of higher margin, high performance printed circuit materials during the 2011 fiscal year. However, the Company’s operating and earnings performances were adversely affected by losses incurred at the Company’s PATC business unit in Newton, Kansas in the 2011 fiscal year as well as in the 2010 fiscal year.

The Company’s earnings from operations in the 2011 fiscal year were also reduced by the pre-tax charge of $1.3 million recorded by the Company in the three-month period ended November 28, 2010 related to the closure, in January of 2009, of the operations of Neltec Europe SAS, the Company’s digital electronic materials business unit located in Mirebeau, France.

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

The markets in North America, Asia and Europe for the Company’s printed circuit materials products strengthened in the 2010 fiscal year third and fourth quarters after prevailing weakness in the 2010 fiscal year first and second quarters, and such strength continued in the 2011 fiscal year but dissipated in the 2012 fiscal year.

The markets for the Company’s advanced composite materials, parts and assemblies products were weak during the 2010 fiscal year but showed some small signs of improvement during the 2011 and 2012 fiscal years.

The global markets for the Company’s printed circuit materials products continue to be very difficult to forecast, and it is not clear to the Company what the condition of the global markets for the Company’s printed circuit materials products will be in the 2013 fiscal year. Further, the Company is not able to predict the impact the current global economic and financial conditions will have on the markets for its aerospace composite materials, parts and assemblies products in the 2013 fiscal year.

In the 2012 fiscal year third quarter, the Company completed a major expansion of its aerospace composite materials development and manufacturing facility in Kansas in order to manufacture aerospace composite parts and assemblies. The expansion includes approximately 37,000 square feet of manufacturing and storage space, and the Company spent approximately $5 million on the facility expansion and equipment.

While the Company continues to invest in its business, it also has made adjustments to certain of its operations, which resulted in workforce reductions and plant closures.

In the 2012 fiscal year fourth quarter, the Company announced that its PACM facility, located in Waterbury, Connecticut, would be closing its operations after the completion of the transfer of PACM’s aerospace composite materials manufacturing activities to the Company’s PATC facility located at the Newton, Kansas Airport. The Company expects such transfer to be completed in the second quarter of the 2013 fiscal year.

Such transfer of aerospace composite materials manufacturing activities from the Company’s PACM facility to its PATC facility, together with the transfer of aerospace composite parts and assemblies manufacturing activities from the Company’s PASC facility in Lynnwood, Washington to its PATC facility, which was completed in the 2012 fiscal year fourth quarter, will complete the Company’s plan to concentrate and consolidate all of its North American aerospace composite materials, parts and assemblies manufacturing, development and design activities at its PATC facility. The completion of the consolidation of the Company’s aerospace composite materials, parts and assemblies manufacturing activities will eliminate the additional, and in some cases duplicative, costs which the Company has incurred in connection with the start-up of PATC and the transfer of such manufacturing activities from PACM and PASC to PATC.

In the 2012 fiscal year fourth quarter, the Company reported that, as the result of this closure, it expected to record total pre-tax restructuring charges of approximately $3 million and that it expected to record approximately half of such charges in the 2012 fiscal year fourth quarter and to record the balance of such charges during the 2013 fiscal year; and the Company stated that after the closure is completed, the PACM business operations will have no further impact on the consolidated financial condition or results of operations of the Company. The Company recorded a pre-tax charge of $1.3 million in the 2012 fiscal year fourth quarter in connection with such closure and now expects to record a pre-tax charge of $1.3 million during the 2013 fiscal year and no further charge in connection with such closure.

The Company recorded a pre-tax charge of $1.3 million in the 2011 fiscal year related to the closure, in January of 2009, of the operations of

Neltec Europe SAS, the Company’s printed circuit materials business unit located in Mirebeau, France. The Company previously recorded a pre-tax charge of $4.1 million in connection with such closure in the fiscal year ended March 1, 2009. The additional charge in the 2011 fiscal year was based on updated estimates of the total costs to complete the closure of the Neltec Europe SAS business unit as a result of additional information regarding such costs, including recent developments relating to certain employment litigation initiated in France after the closure and other expenses in excess of the original estimates. The closure of Neltec Europe SAS in January of 2009 was a major component of restructurings of the operations of the Company’s Neltec Europe SAS and Neltec SA business units in the 2009 fiscal year in response to the continuing serious erosion of the markets for printed circuit materials in Europe and the continuing migration of such markets to Asia.

Fiscal Year 2012 Compared with Fiscal Year 2011:

The Company’s total net sales worldwide decreased in the fiscal year ended February 26, 2012 compared to the fiscal year ended February 27, 2011 principally as a result of decreases in net sales of the Company’s printed circuit materials products in North America and Asia, which were only partially offset by a small increase in net sales of such products in Europe and by an increase in net sales of the Company’s aerospace composite materials, parts and assemblies products.

The Company’s gross profit and its gross profit margin declined in the 2012 fiscal year compared to the 2011 fiscal year. The gross profit margin declined to 28.3% in the 2012 fiscal year compared to 33.0% in the 2011 fiscal year primarily as a result of the decline in sales, increased utility costs, additional, and in some instances duplicative, costs associated with the consolidation of all of the Company’s North American aerospace composite materials, parts and assemblies manufacturing, development and design activities at its PATC business unit in Newton, Kansas, and the partially fixed nature of the Company’s overhead costs. Such factors were only partially offset by the benefits from the higher percentage of sales of higher margin, high performance printed circuit materials products in the 2012 fiscal year than in the 2011 fiscal year.

The Company’s earnings from operations in the 2012 fiscal year were adversely affected by the aforementioned lower gross profit margins, by higher selling, general and administrative expenses in such year compared to the prior year and by the aforementioned $1.3 million charge in connection with the closure of PACM and were lower than the Company’s earnings from operations in such prior year. The Company’s earnings from operations in the prior year were adversely affected by the pre-tax charge of $1.3 million recorded by the Company in such year related to the closure, in January of 2009, of the operations of Neltec Europe SAS, the Company’s printed circuit materials business unit located in Mirebeau, France.

Although the Company’s net earnings in the 2012 fiscal year benefited from a significantly lower income tax provision than in the prior year and from the gain resulting from the settlement of two lawsuits, such net earnings were adversely affected by the lower earnings from operations and, consequently, were lower than the Company’s net earnings in the 2011 fiscal year. The Company’s higher net earnings in the 2011 fiscal year were the result of the higher earnings from operations despite the adverse effects of the charge related to the 2009 closure of Neltec Europe SAS and the higher income tax provision in the 2011 fiscal year than in the 2010 fiscal year.

The Company’s earnings from operations and net earnings in both the 2012 and 2011 fiscal years were reduced by losses incurred at the Company’s PATC business unit in Newton, Kansas.

Results of Operations

The Company’s total net sales worldwide for the fiscal year ended February 26, 2012 decreased 9% to $193.3 million from $211.7 million for the fiscal year ended February 27, 2011. The decrease in net sales was the result of lower unit volumes of printed circuit materials products shipped by the Company’s operations in North America and Asia.

The decrease in total net sales in the 2012 fiscal year was the result of lower sales of printed circuit materials products sold by the Company’s operations in North America and Asia only partially offset by higher sales of such products sold by the Company’s operations in Europe and higher sales of aerospace composite materials, parts and assemblies sold by the Company’s operations in North America, Asia and Europe. The Company’s total net sales of its aerospace composite materials, parts and assemblies products increased to $26.5 million in the 2012 fiscal year from $23.3 million in the 2011 fiscal year and comprised 14% and 11%, respectively, of the Company’s total net sales worldwide in the 2012 and 2011 fiscal years.

The Company's foreign sales were $107.3 million, or 55% of the Company's total net sales worldwide, during the 2012 fiscal year, compared to $112.8 million of sales, or 53% of total net sales worldwide, during the 2011 fiscal year and 50% and 48%, respectively, of total net sales worldwide during the 2010 and 2009 fiscal years. The Company's foreign sales during the 2012 fiscal year declined 5% from the 2011 fiscal year primarily as a result of decreases in sales in Asia.

For the fiscal year ended February 26, 2012, the Company’s sales in North America, Asia and Europe were 44%, 43% and 13%, respectively, of the Company’s total net sales worldwide compared to 47%, 43% and 10%, respectively, for the fiscal year ended February 27, 2011. The Company’s sales in North America decreased 13%, its sales in Asia decreased 9% and its sales in Europe increased 11% in the 2012 fiscal year compared to the 2011 fiscal year.

The Company’s gross profit in the 2012 fiscal year was lower than its gross profit in the prior fiscal year, and the overall gross profit as a percentage of net sales for the Company’s worldwide operations declined to 28.3% in the 2012 fiscal year compared to 33.0% in the 2011 fiscal year. The decrease in the gross profit margin was attributable to the lower total net sales in the 2012 fiscal year and the higher cost of sales relative to total sales in such year than in the prior year. Such factors were only partially offset by the higher percentage of sales of higher margin, high performance printed circuit materials products in the 2012 fiscal year than in the 2011 fiscal year.

During the fiscal year ended February 26, 2012, 79% of the Company’s total net sales worldwide of printed circuit materials consisted of high performance printed circuit materials, compared to 74% for the 2011 fiscal year.

The Company’s high performance printed circuit materials (non-FR4 printed circuit materials) include high-speed, low-loss materials for digital and RF/microwave applications requiring lead-free compatibility and high bandwidth signal integrity, bismalimide triazine (“BT”) materials, polyimides for applications that demand extremely high thermal performance and reliability, cyanate esters, quartz reinforced materials, and polytetrafluoroethylene (“PTFE”) and modified epoxy materials for RF/microwave systems that operate at frequencies up to 77GHz.

The Company’s cost of sales decreased by 2% in the 2012 fiscal year from the 2011 fiscal year as a result of lower sales and lower production volumes in the 2012 fiscal year than in the 2011 fiscal year, but the Company’s cost of sales as a percentage of net sales increased to 71.7% in the 2012 fiscal year from 67.0% in the 2011 fiscal year resulting in a gross profit margin decline from 33.0% to 28.3%. The Company’s cost of sales in the 2012 fiscal year was inflated by increased utility costs and additional, and in some instances duplicative, costs associated with the consolidation of all of the Company’s North American aerospace composite materials, parts and assemblies manufacturing, development and design activities at its PATC business unit.

Selling, general and administrative expenses increased by $0.3 million, or by 1%, during the 2012 fiscal year compared to the 2011 fiscal year, and these expenses, measured as percentages of sales, were 14.6% during the 2012 fiscal year compared to 13.2% during the 2011 fiscal year. Such expenses in the 2012 fiscal year were impacted by additional, and in some instances duplicative, expenses associated with the consolidation of all of the Company’s North American aerospace composite materials, parts and assemblies manufacturing, development and design activities at its PATC business unit and a donation to The Japanese Red Cross Society in the 2012 fiscal year. Selling, general and administrative expenses included $0.8 million for the 2012 fiscal year for stock option expenses compared to $1.0 million for the 2011 fiscal year.

The Company’s earnings from operations in both the 2012 and 2011 fiscal years were reduced by losses incurred at the Company’s PATC business unit.

In the 2012 fiscal year fourth quarter, the Company recorded a pre-tax charge of $1.3 million in connection with the closing of its PACM facility, located in Waterbury, Connecticut.

In the 2011 fiscal year third quarter, the Company recorded a pre-tax charge of $1.3 million related to the closure, in January of 2009, of the operations of Neltec Europe SAS, the Company’s printed circuit materials business unit located in Mirebeau, France.

For the reasons set forth above, the Company’s earnings from operations for the 2012 fiscal year were $25.2 million, including the $1.3 million charge related to the closing of PACM, compared to earnings from operations for the 2011 fiscal year of $40.7 million, including the $1.3 million charge related to the closure of Neltec Europe SAS in January of 2009.

Interest and other income, net, increased 25% to $0.8 million for the 2012 fiscal year from $0.6 million for the 2011 fiscal year. In addition, the Company recognized a pre-tax gain of $1.6 million in the 2012 fiscal year second quarter resulting from the aforementioned settlements of a lawsuit for a business interruption insurance claim and a lawsuit pertaining to defective equipment. During the 2012 and 2011 fiscal years, the Company earned interest income principally from its investments, which were primarily in short-term instruments and money market funds. The Company incurred no interest expense during the 2012 or 2011 fiscal years. See "Liquidity and Capital Resources" elsewhere in this Item 7.

The Company’s effective income tax rate was 15.2% for the 2012 fiscal year compared to 21.0% for the 2011 fiscal year. The lower effective income tax rate for the 2012 fiscal year than for the 2011 fiscal year was primarily the result of lower portions of taxable income in jurisdictions with higher income tax rates. There was no tax benefit associated with the $1.3 million charge related to the 2009 closure of Neltec Europe SAS described above.

The Company’s net earnings for the 2012 fiscal year were $23.4 million, including the $1.3 million charge related to the closing of PACM and the $1.6 million pre-tax gain resulting from the settlements of the lawsuits described above, compared to net earnings for the 2011 fiscal year of $32.6 million, including the $1.3 million charge related to the closure of Neltec Europe SAS in January of 2009 described above. The net impact of the charge described above in the 2012 fiscal year was to reduce net earnings by $0.8 million in the 2012 fiscal year, and the impact, net of tax, of the pre-tax gain resulting from the settlements of the lawsuits described above was to increase net earnings by $1.1 million in the 2012 fiscal year. The net impact of the charge described above in the 2011 fiscal year was to reduce net earnings by $1.3 million for the 2011 fiscal year.

Basic and diluted earnings per share for the 2012 fiscal year were $1.13 per share, including the charge related to the closing of PACM described above and the pre-tax gain resulting from the settlements of the lawsuits described above, compared to basic and diluted earnings per share of $1.58 for the 2011 fiscal year, including the charge related to the 2009 closure of Neltec Europe SAS described above. The net impact of the charge described above was to reduce basic and diluted earnings per share by $0.04 in the 2012 fiscal year, and the impact, net of tax, of the pre-tax gain resulting from the settlements of the lawsuits described above was to increase basic and diluted earnings per share by $0.05 in the 2012 fiscal year. The net impact of the charge described above was to reduce basic earnings per share by $0.07 and to reduce diluted earnings per share by $0.06 for the 2011 fiscal year.

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

The Company’s earnings from operations in the 2011 fiscal year were adversely affected by the pre-tax charge of $1.3 million recorded by the Company in the three-month period ended November 28, 2010 related to the closure, in January of 2009, of the operations of Neltec Europe SAS, the Company’s printed circuit materials business unit located in Mirebeau,

France, and the Company’s net earnings in the 2011 fiscal year were adversely affected by such charge and by the higher income tax provision in the 2011 fiscal year than in the 2010 fiscal year.

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

The Company’s earnings from operations and net earnings in both the 2011 and 2010 fiscal years were reduced by losses incurred at the Company’s PATC business unit.

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

The Company’s foreign sales were $112.8 million, or 53% of the Company's total net sales worldwide, during the 2011 fiscal year, compared to $88.3 million of sales, or 50% of total net sales worldwide, during the 2010 fiscal year and 48% of total net sales worldwide during the 2009 fiscal year. The Company's foreign sales during the 2011 fiscal year increased 28% from the 2010 fiscal year primarily as a result of increases in sales in Europe and Asia.

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

The Company’s earnings from operations in both the 2011 and 2010 fiscal years were reduced by losses incurred at the Company’s PATC business unit.

In the 2011 fiscal year third quarter, the Company recorded a pre-tax charge of $1.3 million related to the closure, in January of 2009, of the operations of Neltec Europe SAS, the Company’s printed circuit materials business unit located in Mirebeau, France.

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

The Company’s effective income tax rate was 21.0% for the 2011 fiscal year compared to 10.0% for the 2010 fiscal year. The Company’s effective income tax rate for the 2010 fiscal year was impacted by a tax benefit of $3.1 million for the reduction of certain deferred tax liabilities in Singapore related to a temporary tax incentive for offshore interest repatriation and by a charge of $1.2 million for additional tax reserves in the United States, both recorded in the fourth quarter of the 2010 fiscal year. Such effective tax rate was also impacted by a $0.9 million tax benefit primarily for a retroactive extension of a development and expansion tax incentive in Singapore, recorded in the third quarter of the 2010 fiscal year. Such tax benefits and charge reduced the effective income tax rate by 10.0 percentage points in the 2010 fiscal year.

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

Basic and diluted earnings per share, including the charge described above, were $1.58 for the 2011 fiscal year compared to basic and diluted earnings per share of $1.24 and $1.23, respectively, including the tax benefits and charge described above, for the 2010 fiscal year. The net impact of the charge described above was to reduce basic earnings per share by $0.07 and to reduce diluted earnings per share by $0.06 for the 2011 fiscal year, and the net impact of the tax benefits and charge described above was to increase basic and diluted earnings per share by $0.10 for the 2010 fiscal year.

Liquidity and Capital Resources:

At February 26, 2012, the Company's cash and marketable securities were $268.8 million compared to $250.4 million at February 27, 2011, the end of the Company's 2011 fiscal year. Of that $268.8 million, approximately $198.0 million was owned by certain of the Company’s wholly owned foreign subsidiaries. It is the Company’s practice and intent to reinvest such cash owned by its foreign subsidiaries in the operations of its foreign subsidiaries or in other foreign activities.

The Company’s working capital (which includes cash and marketable securities) was $290.1 million at February 26, 2012 compared to $271.7 million at February 27, 2011. The increase in working capital at February 26, 2012 compared to February 27, 2011 was due principally to the increase in cash and marketable securities, an increase in inventories and decreases in accounts payable, accrued liabilities and income taxes payable partially offset by decreases in accounts receivable and other current assets.

The change in cash and marketable securities at February 26, 2012 compared to February 27, 2011 was the result of cash provided by operating activities and a number of additional factors, including the following. Inventories increased 23% at February 26, 2012 compared to February 27, 2011 primarily due to increases in the quantities of raw materials and finished goods inventories. Accounts payable decreased by 15% at February 26, 2012 compared to February 27, 2011 primarily as a result of lower sales and production volumes in the 2012 fiscal year fourth quarter compared to such volumes in the 2011 fiscal year fourth quarter. Accrued liabilities were 7% lower at February 26, 2012 than at February 27, 2011 due primarily to lower employee benefits. Income taxes payable declined 28% at February 26, 2012 compared to February 27, 2011 primarily due to lower taxable income and payments in the 2012 fiscal year, including payment of the Federal tax assessment relating to the Internal Revenue Services’ examination of the Company’s tax returns for the 2006, 2007 and 2008 fiscal years, in excess of the 2012 fiscal year income tax provision. Accounts receivable were 21% lower at February 26, 2012 than at February 27, 2011 as a result of lower sales volumes in the 2012 fiscal year fourth quarter than in the 2011 fiscal year fourth quarter. Other current assets were 9% lower at February 26, 2012 than at February 27, 2011 primarily as a result of reductions in value added taxes receivable and lower interest receivable. In addition, as described below, the Company paid $8.3 million in cash dividends during the 2012 fiscal year.

The Company’s current ratio (the ratio of current assets to current liabilities) was 14.5 to 1 at February 26, 2012 compared with 11.8 to 1 at February 27, 2011.

During the 2012 fiscal year, net earnings from the Company’s operations, before depreciation and amortization and stock-based compensation, of $30.1 million, increased by a net reduction in working capital items, resulted in $31.4 million of cash provided by operating activities. During such year, the Company expended a net amount of $4.0 million for the purchase of property, plant and equipment, primarily for the installation of an additional advanced, high-speed treater at the Company’s printed circuit materials manufacturing facility in Singapore and the purchase of equipment for the Company’s aerospace development and manufacturing facility in Newton, Kansas, and expended $1.1 million as additional payment for the acquisition of substantially all the assets and business of Nova Composites, Inc., compared to a net amount of $2.8 million during the 2011 fiscal year for the purchase of property, plant and equipment, primarily for the expansion of the Company’s facility in Newton, Kansas, and $1.1 million as an additional payment for the acquisition of substantially all the assets and business of Nova Composites, Inc. In addition, the Company paid $8.3 million in cash dividends on its common stock in the 2012 fiscal year, compared to $28.9 million in the 2011 fiscal year, including a special cash dividend of $20.7 million paid in the 2011 fiscal year fourth quarter. During the 2011 fiscal year, net earnings from the Company’s operations and a net increase in working capital items resulted in $42.7 million of cash provided by operating activities.

Net expenditures for property, plant and equipment were $4.0 million, $2.8 million and $3.4 million in the 2012, 2011 and 2010 fiscal years, respectively.

In the first quarter of the Company’s 2009 fiscal year, the Company’s wholly owned subsidiary, Park Aerospace Structures Corp., acquired substantially all the assets and business of Nova Composites, Inc., a manufacturer of aircraft composite parts and assemblies and the tooling for such parts and assemblies, located in Lynnwood, Washington, for a cash purchase price of $4.5 million paid at the closing of the acquisition and up to an additional $5.5 million payable over five years depending on the achievement of specified earn-out objectives. The Company paid an additional $1.0 million for such acquisition in the 2010 fiscal year second quarter, an additional $1.1 million in the 2011 fiscal year first quarter and an additional $1.1 million in the 2012 fiscal year first quarter, leaving up to an additional $2.2 million payable over two years, as of February 26, 2012, depending on the achievement of the earn-out objectives.

During the 2010 fiscal year, the Company expended approximately $1.1 million for equipment for its aerospace composite materials development and manufacturing facility in Newton, Kansas and approximately $1.1 million for the construction of an expansion of such facility to produce aerospace composite parts and assemblies. During the 2011 fiscal year, the Company expended approximately $0.3 million for equipment for such facility, approximately $1.3 million for the construction of such expansion and approximately $0.6 million for equipment for such expanded facility. During the 2012 fiscal year, the Company expended approximately $1.5 million for equipment for such expanded facility.

At February 26, 2012 and February 27, 2011, the Company had no long-term debt.

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

The Company’s contractual obligations and other commercial commitments to make future payments under contracts, such as lease agreements, consist only of the operating lease commitments, commitments to purchase equipment for the Company’s printed circuit materials manufacturing facility in Singapore and to purchase equipment for the expansion of the Company’s aerospace development and manufacturing facility described in Note 14 of the Notes to Consolidated Financial Statements included elsewhere in this Report and the Company’s obligation to pay up to an additional $2.2 million over two years in connection with the acquisition of the assets and business of Nova Composites, Inc., described above. The Company has no long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments or contingent commitments, other than two standby letters of credit in the total amount of $1.3 million to secure the Company's obligations under its workers’ compensation insurance program.

As of February 26, 2012, the Company’s significant contractual obligations, including payments due by fiscal year, were as follows:

Contractual Obligations (Amounts in thousands)	Total	2013	2014-2015	2016-2017	2018 and thereafter

Operating lease obligations	$11,672	$2,049	$3,557	$1,548	$4,518
Equipment purchase obligations	157	157	-	-	-
Total	$11,829	$2,206	$3,557	$1,548	$4,518

At February 26, 2012, the Company had gross tax-effected unrecognized tax benefits of $4.0 million. A reasonable estimate of timing of these liabilities is not possible.

Off-Balance Sheet Arrangements:

The Company's liquidity is not dependent on the use of, and the Company is not engaged in, any off-balance sheet financing arrangements, such as securitization of receivables or obtaining access to assets through special purpose entities.

Environmental Matters:

The Company is subject to various Federal, state and local government and foreign government requirements relating to the protection of the environment. The Company believes that, as a general matter, its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and that its handling, manufacture, use and disposal of hazardous or toxic substances are in accord with environmental laws and regulations. However, mainly because of past operations and operations of predecessor companies, which were generally in compliance with applicable laws at the time of the operations in question, the Company, like other companies engaged in similar businesses, is a party to claims by government agencies and third parties and has incurred remedial response and voluntary cleanup costs associated with environmental matters. Additional claims and costs involving past environmental matters may continue to arise in the future. It is the Company's policy to record appropriate liabilities for such matters when remedial efforts are probable and the costs can be reasonably estimated.

While annual environmental remedial response and voluntary cleanup expenditures have generally been constant from year to year, and may increase over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties.

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

Restructurings

In the 2012 fiscal year fourth quarter, the Company announced that its Park Advanced Composite Materials, Inc. facility, located in Waterbury, Connecticut, would be closing its operations after the completion of the transfer of its aerospace composite materials manufacturing activities to the Company’s Park Aerospace Technologies Corp. facility located at the Newton, Kansas Airport and that, as the result of the closure, it expected to record total pre-tax restructuring charges of approximately $3 million and that it expected to record approximately half of such charges in the 2012 fiscal year fourth quarter and to record the balance of such charges during the 2013 fiscal year. The Company recorded a pre-tax charge of $1.3 million in the 2012 fiscal year fourth quarter in connection with such closure and now expects to record a pre-tax charge of $1.3 million during the 2013 fiscal year and no further charge in connection with such closure. The Company also recorded a pre-tax charge of $1.3 million in the 2011 fiscal year third quarter related to the closure, in January of 2009, of the operations of Neltec Europe SAS, the Company’s printed circuit materials business unit located in Mirebeau, France. The Company previously recorded a pre-tax charge of $4.1 million in connection with such closure in the fourth quarter of its fiscal year ended March 1, 2009. The additional charge in the 2011 fiscal year third quarter was based on updated estimates of the total costs to complete the closure of the Neltec Europe SAS business unit as a result of additional information regarding such costs, including recent developments relating to certain employment litigation initiated in France after the closure and other expenses in excess of the original estimates. The closure of Neltec Europe SAS in January of 2009 was a major component of restructurings of the operations of the Company’s Neltec Europe SAS and Neltec SA business units in the fourth quarter of the 2009 fiscal year. Such restructurings and workforce reductions are described in Note 12 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report and elsewhere in this Discussion.

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

The $1.3 million charge in the 2011 fiscal year third quarter related to the closure, in January of 2009, of the Company’s Neltec Europe SAS printed circuit materials business unit located in Mirebeau, France included an amount relating to certain employment litigation initiated in France after the closure. See Note 12 of the Notes to the Consolidated Financial Statements in Item 8 of Part II of this Report for additional information relating to the aforementioned charge.

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

▪	The Company’s operating results are affected by a number of factors, including various factors beyond the Company's control. Such factors include economic conditions in the printed circuit materials, advanced composite materials and composite parts and assemblies industries, the timing of customer orders, product prices, process yields, the mix of products sold and maintenance-related shutdowns of facilities. Operating results also can be influenced by development and introduction of new products and the costs associated with the start-up of new facilities.

▪	The Company, from time to time, is engaged in the expansion of certain of its manufacturing facilities. The anticipated costs of such expansions cannot be determined with precision and may vary materially from those budgeted. In addition, such expansions will increase the Company's fixed costs. The Company's future profitability depends upon its ability to utilize its manufacturing capacity in an effective manner.

▪	The Company may acquire businesses, product lines or technologies that expand or complement those of the Company. The integration and management of an acquired company or business may strain the Company's management resources and technical, financial and operating systems. In addition, implementation of acquisitions can result in large one-time charges and costs. A given acquisition, if consummated, may materially affect the Company's business, financial condition and results of operations.

▪	The Company’s success is dependent upon its relationships with key suppliers and customers and key management and technical personnel.

▪	The Company’s future success depends in part upon its intellectual property which the Company seeks to protect through a combination of contract provisions, trade secret protections, copyrights and patents.

▪	The market price of the Company’s securities can be subject to fluctuations in response to quarter to quarter variations in operating results, changes in analyst earnings estimates, market conditions in the printed circuit materials, advanced composite materials and composite parts and assemblies industries, as well as general economic conditions and other factors external to the Company.

▪	The Company's operating results could be affected by changes in the Company's accounting policies and practices or changes in the Company's organization, compensation and benefit plans, or changes in the Company's material agreements or understandings with third parties.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risks for changes in foreign currency exchange rates and interest rates. The Company's primary foreign currency exchange exposure relates to the translation of the financial statements of foreign subsidiaries using currencies other than the U.S. dollar as their functional currency. The Company does not believe that a 10% fluctuation in foreign exchange rates would have had a material impact on its consolidated results of operations or financial position. The exposure to market risks for changes in interest rates relates to the Company’s short-term investment portfolio. This investment portfolio is managed in accordance with guidelines issued by the Company. These guidelines are designed to establish a high quality fixed income portfolio of government and highly rated corporate debt securities with a maximum weighted maturity of less than one year. The Company does not use derivative financial instruments in its investment portfolio. Based on the average anticipated maturity of the investment portfolio at the end of the 2012 fiscal year, a 10% increase in short-term interest rates would not have had a material impact on the consolidated results of operations or financial position of the Company.

Item 8. Financial Statements and Supplementary Data.

The Company’s Financial Statements begin on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Park Electrochemical Corp.

We have audited the accompanying consolidated balance sheets of Park Electrochemical Corp. (a New York corporation) and subsidiaries (the “Company”) as of February 26, 2012 and February 27, 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended February 26, 2012. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Park Electrochemical Corp. and subsidiaries as of February 26, 2012 and February 27, 2011, and the results of their operations and their cash flows for each of the three years in the period ended February 26, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Park Electrochemical Corp. and subsidiaries’ internal control over financial reporting as of February 26, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated May 10, 2012 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

New York, New York

May 10, 2012

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	February 26, 2012	February 27, 2011
ASSETS
Current assets:
Cash and cash equivalents	$129,503	$112,195
Marketable securities (Note 2)	139,282	138,249
Accounts receivable, less allowance
for doubtful accounts of $598 and
$599, respectively	23,533	29,822
Inventories (Note 3)	15,823	12,888
Prepaid expenses and other current assets	3,449	3,805
Total current assets	311,590	296,959

Property, plant and equipment, net of
accumulated depreciation and
amortization (Note 4)	38,695	41,292
Goodwill and other intangible assets (Note 5)	7,661	6,568
Other assets (Note 7)	8,042	8,989
Total assets	$365,988	$353,808

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,427	$9,944
Accrued liabilities (Note 6)	8,816	9,497
Income taxes payable	4,198	5,812
Total current liabilities	21,441	25,253

Deferred income taxes (Note 7)	1,062	1,460
Other liabilities (Notes 7)	274	1,787
Total liabilities	22,777	28,500

Commitments and contingencies (Notes 14 and 15)

Stockholders' equity (Note 9):
Preferred stock, $1 par value per
share—authorized, 500,000 shares;
issued, none	-	-
Common stock, $.10 par value per
share—authorized, 60,000,000
shares; issued, 20,795,591 and 20,722,179
shares, respectively	2,079	2,072
Additional paid-in capital	157,115	154,459
Retained earnings	181,941	166,795
Accumulated other comprehensive income	2,077	1,983
	343,212	325,309
Less treasury stock, at cost,
158 and 158 shares, respectively	(1)	(1)
Total stockholders' equity	343,211	325,308
Total liabilities and stockholders' equity	$365,988	$353,808

See Notes to Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Fiscal Year Ended
	February 26, 2012	February 27, 2011	February 28, 2010

Net sales	$193,254	$211,652	$175,686
Cost of sales	138,512	141,751	124,084
Gross profit	54,742	69,901	51,602
Selling, general and administrative
expenses	28,247	27,917	24,480

Restructuring charges (Note 12)	1,250	1,312	-

Earnings from operations	25,245	40,672	27,122
Interest and other income, net	808	645	1,062
Gain on litigation settlement (Note 11)	1,598	-	-

Earnings before income taxes	27,651	41,317	28,184
Income tax provision (Note 7)	4,209	8,696	2,825
Net earnings	$23,442	$32,621	$25,359

Earnings per share: (Note 10)
Basic earnings per share	$1.13	$1.58	$1.24
Basic weighted average shares	20,746	20,628	20,522

Diluted earnings per share	$1.13	$1.58	$1.23
Diluted weighted average shares	20,792	20,675	20,547

See Notes to Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Amounts in thousands, except share and per share amounts)

					Accumulated
					Other
			Additional		Comprehensive			Comprehensive
	Common Stock		Paid-in	Retained	Income	Treasury Stock		Income
	Shares	Amount	Capital	Earnings	(Loss)	Shares	Amount	(Loss)

Balance, March 1, 2009	20,470,661	2,047	$146,934	$145,107	$1,622	145	(1)
Net earnings				25,359				$25,359
Exchange rate changes					38			38
Unrealized loss on marketable
securities, net of tax					(44)			(44)
Stock option exercise	70,175	7	1,171			1
Stock-based compensation			1,117
Tax benefit on exercise of options			130
Cash dividends ($0.36 per share)				(7,389)
Comprehensive income								$25,353

Balance, February 28, 2010	20,540,836	2,054	149,352	163,077	1,616	146	(1)

Net earnings				32,621				$32,621
Exchange rate changes					377			377
Unrealized loss on marketable
securities, net of tax					(10)			(10)
Stock option exercise	181,343	18	3,621			12
Stock-based compensation			959
Tax benefit on exercise of options			527
Cash dividends ($1.40 per share)				(28,903)
Comprehensive income								$32,988

Balance, February 27, 2011	20,722,179	2,072	154,459	166,795	1,983	158	(1)

Net earnings				23,442				$23,442
Exchange rate changes					70			70
Unrealized gain on marketable
securities, net of tax					24			24
Stock option exercise	73,412	7	1,803			-
Stock-based compensation			762
Tax benefit on exercise of options			91
Cash dividends ($0.40 per share)				(8,296)
Comprehensive income								$23,536

Balance, February 26, 2012	20,795,591	$2,079	$157,115	$181,941	$2,077	158	$(1)

See Notes to Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Year Ended
	February 26, 2012	February 27, 2011	February 28, 2010
Cash flows from operating activities:
Net earnings	$23,442	$32,621	$25,359
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,891	6,746	7,057
Loss on sale of fixed assets	-	-	250
Stock-based compensation	762	959	1,117
Provision for doubtful accounts receivable	-	21	(57)
Provision for deferred income taxes	22	567	(2,174)
Amortization of bond premium	1,481	1,271	734
Impairment of fixed assets	928	-	-
Non-cash restructuring	322	1,312	-
Changes in operating assets and liabilities:
Accounts receivable	6,260	1,859	(9,146)
Inventories	(2,947)	(907)	(1,273)
Prepaid expenses and other current assets	982	(2,572)	4,283
Other assets and liabilities	(1,642)	(1,620)	77
Accounts payable	(1,485)	(265)	1,690
Accrued liabilities	(968)	1,001	(4,493)
Income taxes payable	(1,614)	1,675	176
Net cash provided by operating activities	31,434	42,668	23,600

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,994)	(3,699)	(3,422)
Proceeds from sales of property, plant and equipment	-	894	69
Purchases of marketable securities	(172,724)	(259,300)	(153,153)
Proceeds from sales and maturities of marketable securities	170,249	223,442	233,158
Business acquisition	(1,100)	(1,100)	(1,025)
Net cash (used in) provided by investing activities	(7,569)	(39,763)	75,627

Cash flows from financing activities:
Dividends paid	(8,296)	(28,903)	(7,389)
Proceeds from exercise of stock options	1,810	3,639	1,178
Tax benefits from stock-based compensation	91	527	130
Net cash used in financing activities	(6,395)	(24,737)	(6,081)

Increase (decrease) in cash and cash equivalents before effect of exchange rate changes	17,470	(21,832)	93,146
Effect of exchange rate changes on cash and cash equivalents	(162)	(3)	94
Increase (decrease) in cash and cash equivalents	17,308	(21,835)	93,240

Cash and cash equivalents, beginning of year	112,195	134,030	40,790

Cash and cash equivalents, end of year	$129,503	$112,195	$134,030

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended February 26, 2012

(Amounts in thousands, except share, per share and option amounts)

1. Summary of Significant Accounting Policies

Park Electrochemical Corp. (“Park”), through its subsidiaries (collectively, the “Company”), is a global advanced materials company which develops, manufactures, markets and sells high- technology digital and RF/microwave printed circuit materials products principally for the telecommunications and internet infrastructure and high-end computing markets and advanced composite materials, parts and assemblies products for the aerospace markets.

a.	Principles of Consolidation – The consolidated financial statements include the accounts of Park and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

b.	Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”)requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

c.	Accounting Period – The Company’s fiscal year is the 52 or 53 week period ending the Sunday nearest to the last day of February. The 2012, 2011 and 2010 fiscal years ended on February 26, 2012, February 27, 2011 and February 28, 2010, respectively. Fiscal years 2012, 2011 and 2010 each consisted of 52 weeks.

d.	Fair Value Measurements – For financial assets measured at fair value on a recurring basis, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

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

The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and any assets and liabilities acquired in a business combination or any long-lived assets written down to fair value. To measure fair value of such assets, the Company uses Level 3 inputs consisting of techniques including an income approach and a market approach. The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the discounted cash flow analysis require the exercise of significant judgment, including judgment about appropriate discount rates and terminal value, growth rates and the amount and timing of expected future cash flows.

e.	Cash and Cash Equivalents – The Company considers all money market securities and investments with contractual maturities at the date of purchase of 90 days or less to be cash equivalents. Investments in debt securities included in cash equivalents were $38,000 and $5,995 at February 26, 2012 and February 27, 2011, respectively.

Supplemental cash flow information:

	Fiscal Year
	2012	2011	2010
Cash paid during the year for:
Income taxes paid, net of refunds	$6,856	$6,520	$3,946

f.	Marketable Securities – All marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, included in comprehensive income (loss). Realized gains and losses, amortization of premiums and discounts, and interest and dividend income are included in interest and other income, net. The cost of securities sold is based on the specific identification method.

g.	Inventories – Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company writes down its inventory for estimated obsolescence or unmarketability based upon the age of the inventory and assumptions about future demand for the Company's products and market conditions.

h.	Revenue Recognition – The Company recognizes revenues when products are shipped and title has been transferred to a customer, the sales price is fixed and determinable, and collection is reasonably assured. All material sales transactions are for the shipment of manufactured prepreg and laminate products and advanced composite materials, parts and assemblies.

i.	Sales Allowances and Product Warranties - The Company provides for the estimated costs of sales allowances at the time such costs can be reasonably estimated. The Company’s products are made to customer specifications and tested for adherence to specifications before shipment to customers. Composite parts and assemblies may be subject to “airworthiness” acceptance by customers after receipt at the customers’ locations. There are no future performance requirements other than the products’ meeting the agreed specifications. The Company’s bases for providing sales allowances for returns are known situations in which products may have failed due to manufacturing defects in products supplied by the Company. The Company is focused on manufacturing the highest quality printed circuit materials and advanced composite materials, parts and assemblies possible and employs stringent manufacturing process controls and works with raw material suppliers who have dedicated themselves to complying with the Company's specifications and technical requirements. The amounts of returns and allowances resulting from defective or damaged products have been less than 1.0% of sales for each of the Company's last three fiscal years.

j.	Accounts Receivable – The majority of the Company’s accounts receivable are due from purchasers of the Company’s printed circuit materials. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within established payment terms and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than established payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible.

k.	Allowance for Doubtful Accounts – The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

l.	Valuation of Long-Lived Assets – The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Important factors that could trigger an impairment review include, but are not limited to, significant negative industry or economic trends and significant changes in the use of the Company's assets or strategy of the overall business.

m.	Goodwill and Other Intangible Assets – Goodwill is not amortized. Other intangible assets are amortized over the useful lives of the assets on a straight line basis. The Company tests for impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company assesses the impairment of goodwill at least annually. The Company conducted its annual goodwill impairment test as of November 28, 2011, the first day of the fourth quarter, and concluded that there was no impairment.

n.	Shipping Costs – The amounts paid by the Company to third-party shippers for transporting products to customers, which are not reimbursed by customers, are classified as selling expenses. The shipping costs included in selling, general and administrative expenses were approximately $4,629, $4,758 and $3,973 for fiscal years 2012, 2011 and 2010, respectively.

o.	Property, Plant and Equipment – Property, plant and equipment are stated at cost less accumulated depreciation. The Company capitalizes additions, improvements and major renewals and expenses maintenance, repairs and minor renewals as incurred. Depreciation and amortization are computed principally by the straight-line method over the estimated useful lives. Machinery, equipment, furniture and fixtures are generally depreciated over 10 years. Building and leasehold improvements are generally depreciated over 25-30 years or the term of the lease, if shorter.

p.	Income Taxes – Deferred income taxes are provided for temporary differences in the reporting of certain items, primarily depreciation, for income tax purposes as compared with financial accounting purposes.

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

United States (“U.S.”) Federal income taxes have not been provided on the undistributed earnings (approximately $206,000 as of February 26, 2012) of the Company’s foreign subsidiaries, because it is the Company’s practice and intent to reinvest such earnings in the operations of such subsidiaries.

q.	Foreign Currency Translation – Assets and liabilities of foreign subsidiaries using currencies other than the U.S. dollar as their functional currency are translated into U.S. dollars at fiscal year-end exchange rates, and income and expense items are translated at average exchange rates for the period. Gains and losses resulting from translation are recorded as currency translation adjustments in comprehensive income.

r.	Stock-Based Compensation - The Company accounts for employee stock options, the only form of equity compensation issued by the Company, as compensation expense based on the fair value of the options on the date of grant and recognizes such expense on a straight-line basis over the four-year service period during which the options become exercisable. The Company determines the values of such options using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates certain assumptions relating to risk-free interest rate, expected volatility, expected dividend yield and expected life of options, in order to arrive at a fair value estimate.

s.	Reclassifications – Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year’s presentation.

2.	MArketable Securities

The following is a summary of available-for-sale securities:

	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
February 26, 2012:
U.S. Treasury and other government securities	$41	$53	$93,479
U.S. corporate debt securities	61	12	45,803
Total debt securities	$102	$65	$139,282

February 27, 2011:
U.S. Treasury and other government securities	$39	$78	$94,777
U.S. corporate debt securities	47	12	43,472
Total debt securities	$86	$90	$138,249

The gross realized gains on the sales of securities were $43, $11 and $14 for fiscal years 2012, 2011 and 2010, respectively, and the gross realized losses were $65, $47 and $90 for fiscal years 2012, 2011 and 2010, respectively.

The estimated fair values of such securities were determined based on observable inputs, which were quoted market prices for identical assets in active markets. The estimated fair values of such securities at February 26, 2012, by contractual maturity, are shown below:

Due in one year or less	$68,340
Due after one year through five years	70,942
$139,282

3.	Inventories

Inventories consisted of the following:

	February 26, 2012	February 27, 2011

Raw materials	$8,774	$6,257
Work-in-process	2,632	2,927
Finished goods	4,097	3,404
Manufacturing supplies	320	300
	$15,823	$12,888

4.	Property, Plant and Equipment
	February 26, 2012	February 27, 2011

Land, buildings and improvements	$41,169	$40,564
Machinery, equipment, furniture and fixtures	135,130	132,536
	176,299	173,100
Less accumulated depreciation and amortization	137,604	131,808
	$38,695	$41,292

Property, plant and equipment are initially valued at cost. Depreciation and amortization expenses relating to property, plant and equipment were $5,891, $6,746 and $7,057 for fiscal years 2012, 2011 and 2010, respectively.

During the 2011 fiscal year fourth quarter, the Company sold the building at its Neltec Europe SAS business unit in Mirebeau, France for approximately $894,000. The amount receivable has been recorded in prepaid expenses and other assets and was subsequently received in the first quarter of the 2012 fiscal year. The building at the New England Laminates Co., Inc. business unit in Newburgh, New York is held for sale. In fiscal year 2004, the Company reduced the book value of the building to zero, and the Company intends to sell it during the 2013 fiscal year.

5.	Goodwill and Other Intangible Assets

In the first quarter of the Company’s 2009 fiscal year, the Company’s wholly owned subsidiary, Park Aerospace Structures Corp., acquired substantially all the assets and business of Nova Composites, Inc., a manufacturer of aircraft composite parts and assemblies and the tooling for such parts and assemblies, located in Lynnwood, Washington, for a cash purchase price of $4,500 paid at the closing of the acquisition and up to an additional $5,500 payable over five years depending on the achievement of specified earn-out objectives. The Company paid an additional $1,100 in the first quarter of the 2012 fiscal year, $1,100 in the first quarter of the 2011 fiscal year and $1,025 in the second quarter of the 2010 fiscal year leaving an additional $2,200 payable over two years depending on the achievement of the earn-out objectives. Other intangible assets are being amortized over 15 years.

	February 26, 2012	February 27, 2011

Goodwill	$7,576	$6,476
Other intangibles	85	92
	$7,661	$6,568

6.	Accrued Liabilities
	February 26, 2012	February 27, 2011

Payroll and payroll related	$2,698	$2,606
Employee benefits	474	502
Workers’ compensation accrual	969	1,114
Professional fees	1,498	1,512
Restructuring accruals	1,685	2,542
Other	1,492	1,221
	$8,816	$9,497

7.	Income Taxes

The income tax provision includes the following:

	Fiscal Year
	2012	2011	2010
Current:
Federal	$(696)	$2,880	$2,587
State and local	(194)	378	(35)
Foreign	5,077	4,872	2,447
	4,187	8,130	4,999
Deferred:
Federal	(239)	274	683
State and local	658	32	16
Foreign	(397)	260	(2,873)
	22	566	(2,174)
	$4,209	$8,696	$2,825

On June 30, 2011, Nelco Products Pte, Ltd’s qualification and favorable tax rates under the development and expansion tax incentive in Singapore expired, resulting in a $175 increase in tax expense.

The valuation allowance increased a total of $784 as a result of increases in foreign net operating loss carryforwards and domestic tax credits. There was no income statement impact from these changes.

The components of earnings before income taxes were as follows:

	Fiscal Year
	2012	2011	2010

United States	$(1,447)	$8,668	$2,914
Foreign	29,098	32,649	25,270
Earnings from continuing operations before income taxes	$27,651	$41,317	$28,184

The Company’s effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

	2012	2011	2010
Statutory U.S. Federal tax rate	34.0%	34.0%	34.0%
State and local taxes, net of Federal benefit	(0.6)	0.6	(0.1)
Foreign tax rate differentials	(19.9)	(16.4)	(17.3)
Valuation allowance on deferred tax Assets	3.1	2.6	3.6
Adjustment of tax accruals and reserves	(2.4)	0.8	4.2
Foreign deferred liability reduction	-	-	(14.2)
Foreign tax credits	(0.3)	(0.5)	(0.2)
Permanent differences and other	1.3	(0.1)	-
	15.2%	21.0%	10.0%

The Company had total net operating loss carryforwards of approximately $32,166 and $30,334 in fiscal years 2012 and 2011, respectively. As of February 26, 2012, $29,262 of net operating loss carryforwards have an indefinite carryforward period and $2,904 have a five year carryforward period.

The Company had New York State investment tax credit carryforwards of $1,728 and $1,131 in fiscal years 2012 and 2011, respectively. In the 2011 fiscal year, a $19 benefit was recognized for utilization of these credits. The New York State Investment tax credits expire in fiscal years 2013 through 2018. The Company has Kansas tax credits of $210 and $202 for fiscal years 2012 and 2011, respectively, and for which no benefit was provided in the 2012 fiscal year. The Company does not believe that realization of the principal portion of the Kansas tax credit or the investment tax credit carryforward is more likely than not. The Kansas credits expire in fiscal years 2028 and 2029, respectively.

The deferred tax asset valuation allowance of $11,661 as of February 26, 2012 is related to foreign net operating losses and state tax credit carryforwards for which the Company does not expect to realize the tax benefit. During fiscal year 2012, the valuation allowance increased by $784 due to current year foreign losses and an adjustment to the prior year balance for which no tax benefit was recognized. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of February 26, 2012 and February 27, 2011 were as follows:

	February 26,	February 27,
	2012	2011
Deferred tax assets:
Impairment of fixed assets	$6,035	$6,036
Net operating loss carryforwards	9,753	9,545
Tax credits carryforward	2,019	1,382
Other, net	2,220	2,699
	20,027	19,662
Valuation allowance for deferred tax assets	(11,661)	(10,877)
Net deferred tax assets	8,366	8,785
Depreciation	(741)	(1,279)
Offshore Singapore earnings subject to local tax	(321)	(181)
Total deferred tax liabilities	(1,062)	(1,460)
Net deferred tax	$7,304	$7,325

The breakdown between current and long-term deferred tax assets follows:

	February 26,	February 27,
	2012	2011

Current	$1,300	$637
Non-current	7,066	8,148
Total deferred tax assets	$8,366	$8,785

On the Consolidated Balance Sheet, the current net deferred tax assets are included in prepaid expenses and other current assets. The non-current net deferred tax assets are included in other assets.

At February 26, 2012, the Company had gross unrecognized tax benefits of $1,066 included in current liabilities and $218 included in other liabilities. Included in unrecognized tax benefits is $2,715 related to a claim for refund filed to recoup the tax benefit for the Company’s remaining investment in New England Laminates (U.K.) Ltd. The entire amount reflected in the unrecognized tax benefits table at February 26, 2012, if recognized, would impact the effective tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Unrecognized Tax Benefits
	February 26, 2012	February 27, 2011
Balance, beginning of year	$2,044	$1,715
Gross increases–tax positions in prior period	2,715	276
Gross decreases-tax positions in prior period	(268)	(16)
Gross increases-current period tax positions	264	180
Gross decreases-current period tax positions	-	-
Audit settlements	(756)
Lapse of statute of limitations	-	(111)
Balance, end of year	$3,999	$2,044

The amount of unrecognized tax benefits may increase or decrease in the future for various reasons, including adding or reducing amounts for current year tax positions, expiration of statutes of limitation on open income tax years, changes in the Company’s judgment about the level of uncertainty, status of tax examinations, and legislative changes. Changes in prior period tax positions are as a result of a re-evaluation of the probability of realizing the benefit of a particular tax position based on new information.

A list of open tax years by major jurisdiction follows:

United States	2009-2012
Arizona	2008-2012
California	2008-2012
New York	2008-2012
France	2010-2012
Singapore	2005-2012

The Company had approximately $137 and $371 of accrued interest and penalties as of February 26, 2012 and February 27, 2011, respectively. The Company’s policy is to include applicable interest and penalties related to unrecognized tax benefits as a component of current income tax expense.

The Internal Revenue Service (“IRS”) conducted an examination of the Company’s tax returns for the 2006, 2007 and 2008 fiscal years. The examination was closed in June 2011, and the Company was assessed an additional $293 in tax and interest over the amounts reserved in prior years.

In September 2011, the IRS commenced an examination of the Company’s tax returns for the 2009, 2010 and 2011 fiscal years. The examination is expected to close in the 2013 fiscal year. The Company recorded additional reserves and current payables of $330 in the 2012 fiscal year based on preliminary findings by the IRS.

During the 2012 fiscal year, the New York State Department of Taxation commenced an examination of the Company’s tax returns for the 2008, 2009, 2010 and 2011 fiscal years. As of February 26, 2012, there have been no preliminary findings and no reserves have been recorded.

8.	STOCK-BASED COMPENSATION

As of February 26, 2012, the Company had a 1992 Stock Option Plan and a 2002 Stock Option Plan and no other stock-based compensation plan. Both Stock Option Plans have been approved by the Company’s stockholders and provide for the grant of stock options to directors and key employees of the Company. All options granted under such Plans have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant, which, pursuant to the terms of the Plans, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted. Options granted under the Plans become exercisable 25% one year from the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire 10 years from the date of grant. The authority to grant additional options under the 1992 Stock Option Plan expired on March 24, 2002, and options to purchase a total of 1,800,000 shares of common stock were authorized for grant under the 2002 Stock Option Plan. At February 26, 2012, 1,679,583 shares of common stock of the Company were reserved for issuance upon exercise of stock options under the 1992 Stock Option Plan and the 2002 Stock Option Plan and 763,632 shares were available for future grant under the 2002 Stock Option Plan. Options to purchase 198,750 and 23,000 shares of common stock were granted during the 2012 fiscal year and 2011 fiscal year, respectively.

The compensation expense for stock options includes an estimate for forfeitures and is recognized on a straight line basis over the requisite service period.

The future compensation expense to be recognized in earnings before income taxes for options outstanding at February 26, 2012 will be $1,854 and will be recognized over the next four fiscal years.

The Company records its stock-based compensation at fair value. The weighted average fair value for options was estimated at the dates of grants, using the Black-Scholes option pricing model, to be $6.96 for fiscal year 2012, $10.19 for fiscal year 2011 and $8.05 for fiscal year 2010, with the following assumptions: risk free interest rates of 1.90% for fiscal year 2012, 2.63%-3.34% for fiscal year 2011 and 2.75%-3.42% for fiscal year 2010; expected volatility factors of 35.4%, 35.4%-35.7% and 32.1%-35.7% for fiscal years 2012, 2011 and 2010, respectively; expected dividend yields of 1.50%-1.80% for fiscal year 2012, 1.29%-1.52% for fiscal year 2011 and 1.60%-1.98% for fiscal year 2010; and estimated option terms of 5.4-6.5 years for fiscal year 2012, 5.5-5.7 years for fiscal year 2011 and 5.1-5.7 years for fiscal year 2010.

The risk free interest rates are based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the estimated term of the options at the date of the grant. Volatility factors are based on historical volatility of the Company’s common stock. The expected dividend yields are based on the regular quarterly cash dividend per share most recently declared by the Company and on the exercise price of the options granted during the fiscal year 2012. The estimated terms of the options are based on evaluations of the historical and expected future employee exercise behavior.

Information with respect to options follows:

	Outstanding Options	Weighted Average Exercise Price
Balance, March 1, 2009	982,727	$24.35
Granted	150,450	26.70
Exercised	(70,175)	16.78
Terminated or expired	(44,907)	26.32

Balance, February 28, 2010 Granted	1,018,095 23,000	$24.89 30.49
Exercised	(181,343)	20.07
Terminated or expired	(57,663)	26.12

Balance, February 27, 2011	802,089	$26.05
Granted	198,750	22.53
Exercised	(73,412)	24.65
Terminated or expired	(11,476)	25.75
Balance, February 26, 2012	915,951	$25.40
Exercisable February 26, 2012	609,310	$26.17

At February 26, 2012, 915,951 stock options were outstanding having a weighted average remaining term of 5.92 years and an aggregate intrinsic value of $4,338. At February 26, 2012, 609,310 stock options were exercisable having a weighted average remaining term of 4.42 years and an aggregate intrinsic value of $2,414.

A summary of the status of the Company’s nonvested options at February 26, 2012, and changes during the fiscal year then ended, follows:

		Weighted Average
	Shares Subject	Grant Date Fair
	to Options	Value
Nonvested, beginning of year	212,919	6.31
Granted	198,750	6.96
Vested	(98,734)	8.20
Terminated or expired	(6,294)	8.14

Nonvested, end of year	306,641	$7.09

The total values realized (the market value of the underlying shares on the date of exercise, less the exercise price, times the number of shares acquired) from the exercise of options during the 2012, 2011 and 2010 fiscal years were $402, $1,818 and $352, respectively. Stock options available for future grant under the 2002 Stock Option Plan at February 26, 2012 and February 27, 2011 were 763,632 and 951,106, respectively.

9.	STOCKHOLDERS’ EQUITY

a.	Stockholders’ Rights Plan – On July 20, 2005, the Board of Directors renewed the Company’s stockholders’ rights plan on substantially the same terms as its previous rights plan which expired in July 2005. In accordance with the Company’s stockholders’ rights plan, a right (the “Right”) to purchase from the Company a unit consisting of one one-thousandth (1/1,000) of a share (a “Unit”) of Series B Junior Participating Preferred Stock, par value $1.00 per share (the “Series B Preferred Stock”), at a purchase price of $150 (the “Purchase Price”) per Unit, subject to adjustment, is attached to each outstanding share of the Company’s common stock. The Rights expire on July 20, 2015. Subject to certain exceptions, the Rights will become exercisable 10 business days after a person acquires 20 percent or more of the Company’s outstanding common stock or commences a tender offer that would result in such person’s owning 20 percent or more of such stock. If any person acquires 20 percent or more of the Company’s outstanding common stock, the rights of holders, other than the acquiring person, become rights to buy shares of the Company’s common stock (or of the acquiring company if the Company is involved in a merger or other business combination and is not the surviving corporation) having a market value of twice the Purchase Price of each Right. The Company may redeem the Rights for $.01 per Right until 10 business days after the first date of public announcement by the Company that a person acquired 20 percent or more of the Company’s outstanding common stock.

b.	Reserved Common Shares – At February 26, 2012, 1,679,583 shares of common stock were reserved for issuance upon exercise of stock options.

c.	Accumulated Other Comprehensive Income – Accumulated balances related to each component of other comprehensive income were as follows:

	February 26, 2012	February 27, 2011

Currency translation adjustment	$2,053	$1,983
Unrealized gains on investments, net of tax	24	-

Accumulated balance	$2,077	$1,983

10.	EARNINGS PER SHARE

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

The following table sets forth the calculation of basic and diluted earnings per share for the last three fiscal years:

61

	2012	2011	2010

Net earnings	$23,442	$32,621	$25,359
Weighted average common shares outstanding for basic EPS	20,745,559	20,627,730	20,521,697
Net effect of dilutive options	46,466	47,427	25,400
Weighted average shares outstanding for diluted EPS	20,792,025	20,675,157	20,547,097

Basic earnings per share	$1.13	$1.58	$1.24

Diluted earnings per share	$1.13	$1.58	$1.23

Common stock equivalents, which were not included in the computation of diluted earnings per share because either the effect would have been antidilutive or the options’ exercise prices were greater than the average market price of the common stock, were 197,000, 20,000 and 336,450 for the fiscal years 2012, 2011 and 2010, respectively.

11.	LAWSUIT SETTLEMENTS

During the 2012 fiscal year, the Company recorded pre-tax other income of $1,598 resulting from the settlements of (a) a lawsuit for an insurance claim for business interruption at the Company’s Neltec, Inc. business unit in Tempe, Arizona in the 2003 fiscal year caused by the explosion and resulting destruction of a treater at the Company’s business unit in Singapore and (b) a lawsuit pertaining to defective equipment purchased by the Company’s Park Aerospace Technologies Corp. business unit in Newton, Kansas. The gain has been recorded in interest and other income in the consolidated statement of operations.

12.	restructuring charges

In the 2012 fiscal year fourth quarter, the Company recorded a pre-tax charge of $1,250 related to the closing of the Company’s Park Advanced Composite Materials, Inc. business unit located in Waterbury, Connecticut. The charge for closing the business unit included a non-cash asset impairment of $928. As a result of the closing, the Company expects to record total pre-tax restructuring charges of $2,600 and expects to record the remaining $1,350 during the 2013 fiscal year. The liability recorded at February 26, 2012 is $322 and the amount expected to be paid in 2013 fiscal year is $1,672.

In the 2009 fiscal year, the Company recorded one-time pre-tax charges of $5,687 related to the closure of the Company’s New England Laminates Co., Inc. printed circuits materials business unit located in Newburgh, New York and the closure of the Company’s Neltec Europe SAS printed circuits materials business unit located in Mirebeau, France and related to an asset impairment and workforce reduction at the Company’s Nelco Products Pte. Ltd. printed circuits materials and advanced composite materials business unit in Singapore. The charges for the closure of the business units included a non-cash asset impairment charge of $650 and were net of the recapture of non-cash cumulative currency translation adjustments of $3,957. In the 2009 fiscal year, the Company also recorded a pre-tax charge of $570 related to restructurings at certain of its North American and European business units. The Company paid $127, $230 and $2,609 of these charges during the 2012, 2011 and 2010 fiscal years, respectively.

The Company recorded an additional pre-tax charge of $169 during the 2010 fiscal year and an additional pre-tax charge of $1,312 during the 2011 fiscal year related to the closure, in fiscal year 2009, of the Neltec Europe business unit. The additional charge in the 2011 fiscal year was based on updated estimates of the total costs to complete the closure of the Neltec Europe business unit as a result of additional information regarding such costs, including recent developments relating to certain employment litigation initiated in France after the closure and other expenses in excess of the original estimates. The Company expects to pay the remaining $1,187 during the 2013 fiscal year.

During the 2004 fiscal year, the Company recorded charges related to the realignment of its North America volume printed circuit materials operations. The charges included lease and other obligations of $7,292. The future lease obligations are payable through September 2013. The remaining balances on the lease obligations relating to the realignment were $434 and $1,182 as of February 26, 2012 and February 27, 2011, respectively. Of these remaining balances, $0 and $366 were included in other liabilities for the 2012 and 2011 fiscal years, respectively. The Company applied $748 and $1,352 of payments against this liability during the 2012 and 2011 fiscal years, respectively.

13.	Employee Benefit Plans

a.	Profit Sharing Plan - The Company and certain of its subsidiaries have a non-contributory profit sharing retirement plan covering substantially all full-time employees in the United States. The plan may be modified or terminated at any time, but in no event may any portion of the contributions revert back to the Company. The Company's estimated contributions are accrued at the end of each fiscal year and paid to the plan in the subsequent fiscal year. The Company’s contributions to the plan were $541 and $367 for fiscal years 2011 and 2010, respectively. The contribution for fiscal year 2012 has not been paid. Contributions are discretionary and may not exceed the amount allowable as a tax deduction under the Internal Revenue Code.

b.	Savings Plan - The Company also sponsors a 401(k) savings plan, pursuant to which the contributions of employees of certain subsidiaries were partially matched by the Company in the amounts of $164, $187 and $176 in fiscal years 2012, 2011 and 2010, respectively.

14.	Commitments

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

These non-cancelable leases have the following payment schedule.

Fiscal Year	Amount
2013	$2,049
2014	1,903
2015	1,654
2016	1,205
2017	343
Thereafter	4,518
$11,672

Rental expenses, inclusive of real estate taxes and other costs, were $3,734, $3,067 and $3,046 for fiscal years 2012, 2011 and 2010, respectively.

In addition, the Company has commitments of $157 to purchase equipment for the expansion of its development and manufacturing facility in Newton, Kansas and for its manufacturing facility in Singapore.

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

The total costs incurred by the Company and its subsidiaries in connection with these sites, including legal fees incurred by the Company and its subsidiaries and their assessed share of remediation costs and excluding amounts paid or reimbursed by insurance carriers, were approximately $127, $7 and $1 in fiscal years 2012, 2011 and 2010, respectively. In 2010 fiscal year, the Company reversed an accrual of approximately $835 for environmental remedial response and clean-up costs, which were recorded as reductions to selling, general and administrative expenses for such year, as a result of the Company’s conclusion that the likelihood of any liability in connection with such accruals was remote. The recorded liabilities included in accrued liabilities for environmental matters were $0, $9 and $9 for fiscal years 2012, 2011 and 2010, respectively.

Such recorded liabilities do not include environmental liabilities and related legal expenses for which the Company and its subsidiaries have general liability insurance coverage for the years during which the Company's subsidiaries' waste was disposed at three sites for which certain subsidiaries of the Company have been named as potentially responsible parties. Pursuant to such general liability insurance coverage, two insurance carriers have been paying 100% of the legal defense and remediation costs associated with such three sites since 1985. In the 2012 fiscal year fourth quarter, one of such insurance carriers, which had been paying 45% of such legal defense and remediation costs, indicated that it no longer agreed to such percentage. As a result, the Company has commenced litigation against such insurance carrier and a third insurance carrier. Two of the three insurance carriers have filed answers to the lawsuit, and one has asserted counter claims against the Company.

Included in selling, general and administrative expenses are charges for actual expenditures and accruals, based on estimates, for certain environmental matters described above. The Company accrues estimated costs associated with known environmental matters, when such costs can be reasonably estimated and when the outcome appears probable. The Company believes that the ultimate disposition of known environmental matters, including the litigation described above, will not have a material adverse effect on the liquidity, capital resources, business or consolidated results of operations or financial position of the Company.

c.	Acquisition – As of February 26, 2012, the Company was obligated to pay up to an additional $2,200 over the next two years depending on the achievement of specified earn-out objectives in connection with the acquisition, on April 1, 2008, of substantially all the assets and business of Nova Composites, Inc., a manufacturer of composite parts and assemblies and the tooling for such parts and assemblies, located in Lynnwood, Washington.

16.	GEOGRAPHIC REGIONS

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

Financial information regarding the Company’s operations by geographic region follows:

	Fiscal Year
	2012	2011	2010
Sales:
North America	$85,941	$98,865	$87,361
Europe	24,988	22,441	18,451
Asia	82,325	90,346	69,874
Total sales	$193,254	$211,652	$175,686

Long-lived assets:
North America	$35,419	$38,072	$40,020
Europe	395	444	1,264
Asia	18,584	18,333	19,142
Total long-lived assets	$54,398	$56,849	$60,426

17.	Customer and Supplier Concentrations

a.	Customers - Sales to TTM Technologies Inc. were 15.7%, 16.4% and 11.3% of the Company's total worldwide sales for fiscal years 2012, 2011 and 2010, respectively. Sales to Sanmina-SCI Corporation were 11.5%, 14.6% and 13.7% of the Company's total worldwide sales for fiscal years 2012, 2011 and 2010, respectively. Sales to subsidiaries of Flextronics International, Ltd. were 10.0% and 10.2%, of the Company’s total worldwide sales for fiscal years 2012 and 2011, respectively.

While no other customer accounted for 10% or more of the Company's total worldwide sales in fiscal years 2012, 2011 or 2010, and the Company is not dependent on any single customer, the loss of a major printed circuit materials customer or of a group of customers could have a material adverse effect on the Company's business or consolidated results of operations or financial position.

b.	Sources of Supply - The principal materials used in the manufacture of the Company's high-technology printed circuit materials and advanced composite materials, parts and assemblies are specially manufactured copper foil, fiberglass cloth and synthetic reinforcements, and specially formulated resins and chemicals. Although there are a limited number of qualified suppliers of these materials, the Company has nevertheless identified alternate sources of supply for many of such materials. While the Company has not experienced significant problems in the delivery of these materials and considers its relationships with its suppliers to be strong, a disruption of the supply of material from a principal supplier could adversely affect the Company's business. Furthermore, substitutes for these materials are not readily available, and an inability to obtain essential materials, if prolonged, could materially adversely affect the Company’s business. The Company experienced a supply chain issue in Japan as a result of the earthquake and tsunami in Japan in March 2011. Such issue was resolved during the 2012 fiscal year third quarter.

18.	RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued a standard that pertains to the presentation of comprehensive income (ASU No. 2011-05). The guidance in the new standard allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders' equity. The standard also requires entities to disclose on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net earnings. Although the guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The guidance will be effective for the Company beginning with the first annual and interim reporting periods beginning after December 15, 2011 and shall be applied retrospectively. The Company does not believe its adoption of the guidance will have an impact on the Company’s financial position, results of operations or cash flows.

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

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

Selected Quarterly Financial Data (Unaudited)

(Amounts in thousands, except per share amounts)

	Quarter
	First	Second	Third	Fourth
Fiscal 2012:
Net sales	$51,817	$50,449	$47,312	$43,676
Gross profit	15,969	14,536	12,996	11,241

Net earnings	7,242	7,670	5,379	3,151

Basic earnings per share:
Net earnings per share	$0.35	$0.37	$0.26	$0.15

Diluted earnings per share:
Net earnings per share	$0.35	$0.37	$0.26	$0.15

Weighted average common shares outstanding:
Basic	20,723	20,741	20,754	20,764
Diluted	20,820	20,776	20,756	20,816

Fiscal 2011:
Net sales	$59,026	$54,505	$46,920	$51,201
Gross profit	20,163	18,317	14,492	16,929

Net earnings	9,869	9,447	5,020	8,285

Basic earnings per share:
Net earnings per share	$0.48	$0.46	$0.24	$0.40

Diluted earnings per share:
Net earnings per share	$0.48	$0.46	$0.24	$0.40

Weighted average common shares outstanding:
Basic	20,561	20,632	20,636	20,682
Diluted	20,608	20,642	20,674	20,777

Earnings per share are computed separately for each quarter. Therefore, the sum of such quarterly per share amounts may differ from the total for each year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

(a)   Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of February 26, 2012, the end of the fiscal year covered by this annual report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such fiscal year, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 26, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control–Integrated Framework. Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of February 26, 2012.

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

(c)   Attestation Report of the Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Park Electrochemical Corp.

We have audited Park Electrochemical Corp. (a New York corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of February 26, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Park Electrochemical Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 26, 2012, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Park Electrochemical Corp. and subsidiaries as of February 26, 2012 and February 27, 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended February 26, 2012 and our report dated May 10, 2012 expressed an unqualified opinion thereon.

/s/GRANT THORNTON LLP

New York, New York

May 10, 2012

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this item (except for information as to the Company's executive officers, which information appears elsewhere in this Report) is incorporated by reference to the Company's definitive proxy statement for the 2012 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION.

The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2012 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2012 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2012 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

This information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2012 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

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

		Schedule II – Valuation and Qualifying Accounts	77

		All other schedules have been omitted because they are not applicable or not required, or the information is included elsewhere in the financial statements or notes thereto.

	(3)	Exhibits:

		The information required by this Item relating to Exhibits to this Report is included in the Exhibit Index beginning on page 78 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2012		PARK ELECTROCHEMICAL CORP.

	By:	/s/ Brian E. Shore
Brian E. Shore, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian E. Shore	Chairman of the Board, President and Chief Executive Officer	May 10, 2012
Brian E. Shore	and Director (principal executive officer)

/s/ P. Matthew Farabaugh	Vice President and Chief Financial Officer (principal financial officer	May 10, 2012
P. Matthew Farabaugh	and principal accounting officer)

/s/ Dale Blanchfield	Director	May 10, 2012
Dale Blanchfield

/s/ Lloyd Frank	Director	May 10, 2012
Lloyd Frank

/s/ Emily J. Groehl	Director	May 10, 2012
Emily J. Groehl

/s/ Steven T. Warshaw	Director	May 10, 2012
Steven T. Warshaw

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C Additions		Column D	Column E

Description	Balance at Beginning of Period	Costs and Expenses	Other	Reductions	Balance at End of Period

DEFERRED INCOME TAX ASSET VALUATION ALLOWANCE:

52 weeks ended February 26, 2012	$10,877,000	$784,000	$-	$-	$11,661,000

52 weeks ended February 27, 2011	$9,814,000	$1,063,000	$-	$-	$10,877,000

52 weeks ended February 28, 2010	$8,787,000	$1,027,000	$-	$-	$9,814,000

Column A	Column B	Column C		Column D	Column E
				Other
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Accounts Written Off	Translation Adjustment	Balance at End of Period

ALLOWANCE FOR DOUBTFUL ACCOUNTS:			(A)

52 weeks ended February 26, 2012	$599,000	$(1,000)	$-	$-	$598,000

52 weeks ended February 27, 2011	$578,000	$21,000	$-	$-	$599,000

52 weeks ended February 28, 2010	$687,000	$(109,000)	$-	$-	$578,000

(A) Uncollectible amounts, net of recoveries.

EXHIBIT INDEX

Exhibit Numbers	Description	Page

3.1	Restated Certificate of Incorporation, dated March 28, 1989, filed with the Secretary of State of the State of New York on April 10, 1989, as amended by Certificate of Amendment of the Certificate of Incorporation, increasing the number of authorized shares of Common stock from 15,000,000 to 30,000,000 shares, dated July 12, 1995, filed with the Secretary of State of the State of New York on July 17, 1995, and by Certificate of Amendment of the Certificate of Incorporation, amending certain provisions relating to the rights, preferences and limitations of the shares of a series of Preferred Stock, dated August 7, 1995, filed with the Secretary of State of the State of New York on August 16, 1995 (Reference is made to Exhibit 3.01 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.)	-

3.2	Certificate of Amendment of the Certificate of Incorporation, increasing the number of authorized shares of Common Stock from 30,000,000 to 60,000,000 shares, dated October 10, 2000, filed with the Secretary of State of the State of New York on October 11, 2000 (Reference is made to Exhibit 3.02 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 2, 2003, Commission File No. 1-4415, which is incorporated herein by reference.)	-

3.3	Certificate of Amendment of the Certificate of Incorporation, canceling Series A Preferred Stock of the Company and authorizing a new Series B Junior Participating Preferred Stock of the Company, dated July 21, 2005, filed with the Secretary of the State of New York on July 21, 2005 (Reference is made to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on July 21, 2005, Commission File No. 1-4415, which is incorporated herein by reference.)	-

3.4	By-Laws, as amended November 15, 2007 (Reference is made to Exhibit 3 of the Company's Current Report on Form 8-K filed on November 21, 2007, Commission File No. 1-4415, which is incorporated herein by reference.)	-

4.1	Rights Agreement, dated as of July 20, 2005, between the Company and Registrar and Transfer Company, as Rights Agent, relating to the Company’s Preferred Stock Purchase Rights. (Reference is made to Exhibit 1 to Form 8-A filed on July 21, 2005, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.1	Lease dated December 12, 1989 between Nelco Products, Inc. and James Emmi regarding real property located at 1100 East Kimberly Avenue, Anaheim, California and letter dated December 29, 1994 from Nelco Products, Inc. to James Emmi exercising its option to extend such Lease (Reference is made to Exhibit 10.01 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.)	-

Exhibit Numbers	Description	Page

10.2	Lease dated December 12, 1989 between Nelco Products, Inc. and James Emmi regarding real property located at 1107 East Kimberly Avenue, Anaheim, California and letter dated December 29, 1994 from Nelco Products, Inc. to James Emmi exercising its option to extend such Lease (Reference is made to Exhibit 10.02 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.3	Lease Agreement dated August 16, 1983 and Exhibit C, First Addendum to Lease, between Nelco Products, Inc. and TCLW/Fullerton regarding real property located at 1411 E. Orangethorpe Avenue, Fullerton, California (Reference is made to Exhibit 10.03 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.3(a)	Second Addendum to Lease dated January 26, 1987 to Lease Agreement dated August 16, 1983 (see Exhibit 10.3 hereto) between Nelco Products, Inc. and TCLW/Fullerton regarding real property located at 1421 E. Orangethorpe Avenue, Fullerton, California (Reference is made to Exhibit 10.03(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.3(b)	Third Addendum to Lease dated January 7, 1991 and Fourth Addendum to Lease dated January 7, 1991 to Lease Agreement dated August 16, 1983 (see Exhibit 10.3 hereto) between Nelco Products, Inc. and TCLW/Fullerton regarding real property located at 1411, 1421 and 1431 E. Orangethorpe Avenue, Fullerton, California. (Reference is made to Exhibit 10.03(b) of the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1997, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.3(c)	Fifth Addendum to Lease dated July 5, 1995 to Lease dated August 16, 1983 (see Exhibit 10.03 hereto) between Nelco Products, Inc. and TCLW/Fullerton regarding real property located at 1411 E. Orangethorpe Avenue, Fullerton, California (Reference is made to Exhibit 10.3(c) of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.4	Lease Agreement dated May 26, 1982 between Nelco Products Pte. Ltd. (lease was originally entered into by Kiln Technique (Private) Limited, which subsequently assigned this lease to Nelco Products Pte. Ltd.) and the Jurong Town Corporation regarding real property located at 4 Gul Crescent, Jurong, Singapore (Reference is made to Exhibit 10.04 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.)	-

Exhibit Numbers	Description	Page

10.4(a)	Deed of Assignment, dated April 17, 1986 between Nelco Products Pte. Ltd., Kiln Technique (Private) Limited and Paul Ma, Richard Law, and Michael Ng, all of Peat Marwick & Co., of the Lease Agreement dated May 26, 1982 (see Exhibit 10.4 hereto) between Kiln Technique (Private) Limited and the Jurong Town Corporation regarding real property located at 4 Gul Crescent, Jurong, Singapore (Reference is made to Exhibit 10.04(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.5	1992 Stock Option Plan of the Company, as amended by First Amendment thereto. (Reference is made to Exhibit 10.06(b) of the Company's Annual Report on Form 10-K for the fiscal year ended March 1, 1998, Commission File No. 1-4415, which is incorporated herein by reference. This exhibit is a management contract or compensatory plan or arrangement.)	-

10.6	Lease dated April 15, 1988 between FiberCote Industries, Inc. (lease was initially entered into by USP Composites, Inc., which subsequently changed its name to FiberCote Industries, Inc.) and Geoffrey Etherington, II regarding real property located at 172 East Aurora Street, Waterbury, Connecticut (Reference is made to Exhibit 10.07 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.6(a)	Amendment to Lease dated December 21, 1992 to Lease dated April 15, 1988 (see Exhibit 10.6 hereto) between FiberCote Industries, Inc. and Geoffrey Etherington II regarding real property located at 172 East Aurora Street, Waterbury, Connecticut (Reference is made to Exhibit 10.07(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.6(b)	Letter dated June 30, 1997 from FiberCote Industries, Inc. to Geoffrey Etherington II extending the Lease dated April 15, 1988 (see Exhibit 10.6 hereto) between FiberCote Industries, Inc. and Geoffrey Etherington II regarding real property located at 172 East Aurora Street, Waterbury Connecticut. (Reference is made to Exhibit 10.08(b) of the Company's Annual Report on Form 10-K for the fiscal year ended March 1, 1998, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.7	Lease dated December 12, 1990 between Neltec, Inc. and NZ Properties, Inc. regarding real property located at 1420 W. 12th Place, Tempe, Arizona. (Reference is made to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1997, Commission File No. 1-4415, which is incorporated herein by reference.)	-

Exhibit Numbers	Description	Page

10.7(a)	Letter dated January 8, 1996 from Neltec, Inc. to NZ Properties, Inc. exercising its option to extend the Lease dated December 12, 1990 (see Exhibit 10.7 hereto) between Neltec, Inc. and NZ Properties, Inc. regarding real property located at 1420 W. 12th Place, Tempe, Arizona. (Reference is made to Exhibit 10.13(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1997, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.7(b)	Letter dated January 25, 2001 from Neltec, Inc. to NZ Properties, Inc. exercising its option to extend the Lease dated December 12, 1990 (see Exhibit 10.7 hereto) between Neltec, Inc. and NZ Properties, Inc. regarding real estate property located at 1420 W. 12th Place, Tempe, Arizona (Reference is made to Exhibit 10.7(b) of the Company’s Annual Report on Form l0-K for the fiscal year ended February 26, 2006, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.7(c)	Letter dated February 14, 2006 from Neltec, Inc. to REB Ltd. Properties, Inc. exercising its option to extend the Lease dated December 12, 1990 (see Exhibit 10.7 hereto) between Neltec, Inc. and NZ Properties, Inc. regarding real property located at 1420 W. 12th Place, Tempe, Arizona (Reference is made to Exhibit 10.7(c) of the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2006, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.8	2002 Stock Option Plan of the Company (Reference is made to Exhibit 10.01 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 1, 2002, Commission File No. 1-4415, which is incorporated herein by reference. This exhibit is a management contract or compensatory plan or arrangement.)	-

10.9	Forms of Incentive Stock Option Contract for employees, Non-Qualified Stock Option Contract for employees and Non-Qualified Stock Option Contract for directors under the 2002 Stock Option Plan of the Company (Reference is made to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2005, Commission File No. 1-4415, which is incorporated herein by reference.)	-

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers adopted on May 6, 2004 (Reference is made to Exhibit 14.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004, Commission File No. 1-4415, which is incorporated herein by reference.)	-

21.1	Subsidiaries of the Company	83

23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP)	84

Exhibit Numbers	Description	Page

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)	85

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)	87

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002	89

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	90

101	The following materials from the Company's Annual Report on Form 10-K for the year ended February 26, 2012, formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Balance Sheets at February 26, 2012 and February 27, 2011, (ii) Consolidated Statements of Operations for the years ended February 26, 2012, February 27, 2011 and February 28, 2010, (iii) Consolidated Statements of Stockholders' Equity for the years ended February 26, 2012, February 27, 2011 and February 28, 2010, and (iv) Consolidated Statements of Cash Flows for the years ended February 26, 2012, February 27, 2011 and February 28, 2010 *+

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

