Form 10-Q
period 2012-05-27
PARK ELECTROCHEMICAL CORP
filed 2012-07-06
CIK 76267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 27, 2012

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

Large Accelerated Filer [ ] Accelerated Filer [x] Non-Accelerated Filer [ ] Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,796,820 as of July 3, 2012.

1

PARK ELECTROCHEMICAL CORP.

AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

PARK ELECTROCHEMICAL CORP.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	May 27, 2012 (Unaudited)	February 26, 2012*
ASSETS
Current assets:
Cash and cash equivalents	$128,588	$129,503
Marketable securities (Note 4)	139,856	139,282
Accounts receivable, less allowance for doubtful accounts of $594 and $598, respectively	27,511	23,533
Inventories (Note 5)	18,404	15,823
Prepaid expenses and other current assets	3,544	3,449
Total current assets	317,903	311,590

Property, plant and equipment, net	37,956	38,695
Goodwill and other intangible assets	7,661	7,661
Other assets	8,347	8,042
Total assets	$371,867	$365,988

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,255	$8,427
Accrued liabilities (Note 7)	9,988	8,816
Income taxes payable	4,701	4,198
Total current liabilities	23,944	21,441

Deferred income taxes	1,062	1,062
Other liabilities (Note 7)	274	274
Total liabilities	25,280	22,777

Commitments and contingencies (Note 12)

Shareholders' equity:
Common stock	2,079	2,079
Additional paid-in capital	157,341	157,115
Retained earnings	184,794	181,941
Treasury stock, at cost	(1)	(1)
Accumulated other comprehensive income	2,374	2,077
Total shareholders' equity	346,587	343,211
Total liabilities and shareholders’equity	$371,867	$365,988

*The balance sheet at February 26, 2012 has been derived from the audited financial statements at that date.

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	13 weeks ended
	(Unaudited)
	May 27,	May 29,
	2012	2011
Net sales	$46,046	$51,817

Cost of sales	33,070	35,848

Gross profit	12,976	15,969

Selling, general and administrative expenses	7,056	7,550

Restructuring charges (Note 7)	11	-

Earnings from operations	5,909	8,419

Interest and other income	198	221

Earnings from operations before income taxes	6,107	8,640

Income tax provision	1,174	1,398

Net earnings	$4,933	$7,242

Earnings per share (Note 8)
Basic	$0.24	$0.35
Diluted	$0.24	$0.35

Weighted average number of common and common equivalent shares outstanding:
Basic shares	20,796	20,723
Diluted shares	20,849	20,820

Dividends declared per share	$0.10	$0.10

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands, except per share amounts)

	13 weeks ended
	(Unaudited)
	May 27,	May 29,
	2012	2011

Net earnings	$4,933	$7,242
Other Comprehensive income:
Exchange rate changes	293	326
Net unrealized gains on marketable securities, net of tax:
Unrealized gains on marketable securities during the period	19	123
Less: losses in net earnings	(15)	-
Net unrealized gains on marketable securities, net of tax	4	123
Comprehensive income	$5,230	$7,691

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	13 Weeks Ended
	(Unaudited)
	May 27,	May 29,
	2012	2011
Cash flows from operating activities:
Net earnings	$4,933	$7,242
Depreciation and amortization	1,100	1,429
Amortization of bond premium	306	361
Stock-based compensation	194	210
Change in operating assets and liabilities	(4,153)	964
Net cash provided by operating activities	2,380	10,206

Cash flows from investing activities:
Purchases of property, plant and equipment	(388)	(1,503)
Purchases of marketable securities	(73,414)	(21,993)
Proceeds from sales and maturities of marketable securities	72,547	69,007
Business acquisition	-	(1,100)
Net cash (used in) provided by investing activities	(1,255)	44,411

Cash flows from financing activities:
Dividends paid	(2,080)	(2,072)
Proceeds from exercise of stock options	32	109
Tax benefits from exercise of stock options	-	2
Net cash used in financing activities	(2,048)	(1,961)

Change in cash and cash equivalents before exchange rate changes	(923)	52,656
Effect of exchange rate changes on cash and cash equivalents	8	21
Change in cash and cash equivalents	(915)	52,677
Cash and cash equivalents, beginning of period	129,503	112,195

Cash and cash equivalents, end of period	$128,588	$164,872

Supplemental cash flow information:
Cash paid during the period for income taxes	$671	$436

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except per share and option amounts)

1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of May 27, 2012, the consolidated statements of operations and the consolidated statements of comprehensive income for the 13 weeks ended May 27, 2012 and May 29, 2011, and the condensed consolidated statements of cash flows for the 13 weeks then ended have been prepared by Park Electrochemical Corp. (the “Company”), without audit. In the opinion of management, these unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at May 27, 2012 and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2012.

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

4.    MARKETABLE SECURITIES

       The following is a summary of available-for-sale securities:

	Gross	Gross
	Unrealized	Unrealized	Estimated
	Gains	Losses	Fair Value

May 27, 2012:
U.S. Treasury and other government securities	$30	$20	$91,572
U.S. corporate debt securities	31	35	48,284
Total marketable securities	$61	$55	$139,856

February 26, 2012:
U.S. Treasury and other government securities	$41	$53	$93,479
U.S. corporate debt securities	61	12	45,803
Total marketable securities	$102	$65	$139,282

The estimated fair values of such securities were determined based on observable inputs, which were quoted market prices for identical assets in active markets. The estimated fair values of such securities at May 27, 2012, by contractual maturity, are shown below:

Due in one year or less	$45,411
Due after one year through five years	94,445
$139,856

5.      INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

	May 27, 2012	February 26, 2012

Raw materials	$10,268	$8,774
Work-in-progress	3,515	2,632
Finished goods	4,305	4,097
Manufacturing supplies	316	320

	$18,404	$15,823

6.     STOCK-BASED COMPENSATION

As of May 27, 2012, the Company had a 2002 Stock Option Plan, and no other stock-based compensation plan. The 2002 Stock Option Plan has been approved by the Company’s shareholders and provides for the grant of stock options to directors and key employees of the Company. All options granted under such Plan have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant, which pursuant to the terms of the Plan, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted. Options granted under the Plan become exercisable 25% one year from the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire 10 years from the date of grant.

Options to purchase a total of 1,800,000 shares of common stock were authorized for grant under the 2002 Stock Option Plan. At May 27, 2012, 1,634,396 shares of common stock of the Company were reserved for issuance upon exercise of stock options under the 2002 Stock Option Plan and 765,270 options were available for future grant under the 2002 Stock Option Plan. No options of common stock were granted during the 13 week periods ended May 27, 2012 and May 29, 2011, respectively.

The Company records its stock-based compensation at fair value.

The future compensation expense to be recognized in earnings before income taxes for options outstanding at May 27, 2012 is $1,660 and will be recognized over the remaining nine months of the current year fiscal year and over the 2014, 2015 and 2016 fiscal years.

The following is a summary of option activity for the 13 weeks ended May 27, 2012:

			Weighted Average
		Weighted Average	Remaining Contract	Aggregated
	Options	Exercise Price	Life in Months	Intrinsic Value
Outstanding at February 26, 2012	915,951	$25.40	70.98	$4,338
Granted	-	-
Exercised	(1,187)	26.65
Terminated or expired	(45,638)	28.82

Outstanding at May 27, 2012	869,126	$25.22	71.46	$550
Exercisable at May 27, 2012	564,323	$25.95	54.06	$220

 The total intrinsic values of options exercised during the 13 weeks ended May 27, 2012 and May 29, 2011 were $5 and $27, respectively.

7.      RESTRUCTURING CHARGES

During the 2012 fiscal year fourth quarter, the Company recorded a pre-tax charge of $1,250 related to the closing of the Company’s Park Advanced Composite Materials, Inc. business unit located in Waterbury, Connecticut. The charge for closing the business unit included a non-cash asset impairment of $928. As a result of the closing, the Company expects to record total pre-tax restructuring charges of $2,400. During the 13 weeks ended May 27, 2012, the Company recorded $11 of such charges, and the Company expects to record the remaining $1,139 during the remainder of the 2013 fiscal year. The liabilities recorded at May 27, 2012 and February 26, 2012 were $311 and $322, respectively. The Company paid $11 of such charges in the 13 weeks ended May 27, 2012 and expects to pay the remaining $1,450 during the 2013 fiscal year.

As of February 26, 2012, the Company had remaining obligations and potential liabilities in the aggregate amount of $1,187 related to the closure of the Neltec Europe SAS printed circuit materials business unit. The Company paid $34 of these obligations in the 13 weeks ended May 27, 2012 and expects to settle the remaining $1,153 during the 2013 fiscal year.

During the 2004 fiscal year, the Company recorded charges related to the realignment of its North American volume printed circuit materials operations. The charges were for employment termination benefits of $1,258, which were fully paid in fiscal year 2004, and lease and other obligations of $7,292. All costs other than the lease obligations were settled prior to fiscal year 2007. The future lease obligations are payable through September 2013. The remaining balances on the lease obligations relating to the realignment were $327 and $434 as of May 27, 2012 and February 26, 2012, respectively. For the 13 weeks ended May 27, 2012, the Company applied $107 of lease payments against such lease obligations.

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

The following table sets forth the calculation of basic and diluted earnings per share for the 13 weeks ended May 27, 2012 and May 29, 2011.

	13 weeks ended
	May 27, 2012	May 29, 2011
Net Earnings	$4,933	$7,242
Weighted average common shares outstanding for basic EPS	20,796	20,723

Net effect of dilutive options	53	97

Weighted average shares outstanding for diluted EPS	20,849	20,820

Basic earnings per share	$0.24	$0.35
Diluted earnings per share	$0.24	$0.35

Common stock equivalents, which were not included in the computation of diluted earnings per share because the effect would have been antidilutive as the options’ exercise prices were greater than the average market price of the common stock, were 146,000 and 20,000 for the 13 weeks ended May 27, 2012 and May 29, 2011, respectively.

9.    SHAREHOLDERS’ EQUITY

During the 13 weeks ended May 27, 2012, the Company issued 1,187 shares pursuant to the exercise of stock options and recognized stock-based compensation expense and tax benefits from stock-based compensation of $194 and $0, respectively. These transactions resulted in the $226 increase in additional paid-in capital during the period.

10.   INCOME TAXES

The Company’s effective tax rates for the 13 weeks ended May 27, 2012 and May 29, 2011 were 19.2% and 16.2%, respectively. The effective rates varied from the U.S. Federal statutory rate primarily due to foreign income taxed at lower rates.

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

Sales are attributed to geographic region based upon the region in which the materials were delivered to the customer.

Financial information concerning the Company's operations by geographic region follows:

	13 weeks ended
	May 27, 2012	May 29, 2011
Sales:
North America	$21,506	$21,840
Europe	5,239	5,417
Asia	19,301	24,560
Total sales	$46,046	$51,817

	May 27, 2012	February 26, 2012
Long-lived assets:
North America	$34,991	$35,419
Europe	354	395
Asia	18,619	18,584
Total long-lived assets	$53,964	$54,398

12.     CONTINGENCIES

a.	Litigation – The Company is subject to a small number of proceedings, lawsuits and other claims related to environmental, employment, product and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes in these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters. The Company believes that the ultimate disposition of such proceedings, lawsuits and claims will not have a material adverse effect on the liquidity, capital resources, business or consolidated results of operations or financial position of the Company.

The $1,312 charge in the 39 weeks ended November 28, 2010 related to the closure, in January of 2009, of the Company’s Neltec Europe SAS digital electronic materials business unit located in Mirabeau, France included an amount relating to certain employment litigation initiated in France after the closure. See Note 7.

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

The total costs incurred by the Company and its subsidiaries in connection with these sites, including legal fees incurred by the Company and its subsidiaries and their assessed share of remediation costs and excluding amounts paid or reimbursed by insurance carriers, were approximately $10 and $7, respectively, in the 13 weeks ended May 27, 2012 and May 29,2011, respectively.

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

Included in selling, general and administrative expenses are charges for actual expenditures and accruals, based on estimates, for certain environmental matters described above. The Company accrues estimated costs associated with known environmental matters, when such costs can be reasonably estimated and when the outcome appears probable. The Company believes that the ultimate disposition of known environmental matters including the litigation described above, will not have a material adverse effect on the liquidity, capital resources, business or consolidated results of operations or financial position of the Company.

c.	Acquisition - In April 2008, the Company’s wholly owned subsidiary, Park Aerospace Structures Corp., acquired substantially all the assets and business of Nova Composites, Inc., a manufacturer of composite parts and assemblies and the tooling for such parts and assemblies, located in Lynnwood, Washington, for a cash purchase price of $4.5 million paid at the closing of the acquisition and up to an additional $5.5 million payable over five years depending on the achievement of specified earn-out objectives. The Company has paid $3.2 million of such additional $5.5 million over the past three fiscal years. However, the Company has recently disputed the purchase price, including the earn-out payments.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

Park Electrochemical Corp. (“Park” or the “Company”) is a global advanced materials company which develops, manufactures, markets and sells high technology digital and RF/microwave printed circuit materials principally for the telecommunications and internet infrastructure and high-end computing markets and advanced composite materials, parts and assemblies principally for the aerospace markets. The Company’s core capabilities are in the areas of polymer chemistry formulation and coating technology. The Company’s manufacturing facilities are located in Singapore, China, France, Connecticut, Kansas, Arizona and California. The Company also maintains R & D facilities in Arizona, Kansas and Singapore.

The Company's total net sales declined in the three-month period ended May 27, 2012 compared with last year's comparable period principally as a result of decreases in sales of the Company’s printed circuit materials products in Asia, North America and Europe, which were only partially offset by an increase in net sales of the Company’s aerospace composite materials, parts and assemblies products. Nevertheless, the Company’s total net sales in the three-month period ended May 27, 2012 were higher than its total net sales in the immediately preceding fiscal quarter ended February 26, 2012.

The Company’s earnings from operations and net earnings were lower in the 2013 fiscal year first quarter than in the 2012 fiscal year first quarter as a result of the decline in the Company’s total net sales in the 2013 fiscal year first quarter compared to the 2012 fiscal year first quarter partially offset by the benefits from the higher percentage of sales of higher margin, high performance printed circuit materials products in such quarter than in the 2012 fiscal year first quarter and by the lower depreciation expense and lower selling, general and administrative expenses in the 2013 fiscal year first quarter than in the 2012 fiscal year first quarter.

The decline in sales of printed circuit materials products resulted in lower gross profits and lower earnings from operations in the 2013 fiscal year first quarter compared to the 2012 fiscal year first quarter. The Company’s gross profit margin, measured as a percentage of sales, declined to 28.2% in the 2013 fiscal year first quarter from 30.8% in the 2012 fiscal year first quarter. The Company’s operating and earnings performances in both the 2013 and 2012 fiscal year first quarters were adversely affected by additional, and in some instances duplicative, costs associated with the consolidation of all of the Company’s North American aerospace composite materials, parts and assemblies manufacturing, development and design activities at its Park Aerospace Technologies Corp. (“PATC”) business unit in Newton, Kansas, and by losses incurred at such business unit.

The weakness that prevailed in the markets in North America, Asia and Europe for the Company’s printed circuit materials products during the 2012 fiscal year continued in the 2013 fiscal year first quarter. Sales of the Company’s aerospace composite materials, parts and assemblies products showed some small improvement during the 2012 fiscal year and in the 2013 fiscal year first quarter.

The global markets for the Company’s printed circuit materials products continue to be very difficult to forecast, and it is not clear to the Company what the condition of the global markets for the Company’s printed circuit materials products will be in the 2013 fiscal year second quarter. Further, the Company is not able to predict the impact the current global economic and financial conditions will have on the markets for its aerospace composite materials, parts and assemblies products in the 2013 fiscal year second quarter or beyond.

In the 2012 fiscal year third quarter, the Company completed a major expansion of its PATC aerospace composite materials development and manufacturing facility located at the Newton, Kansas Airport in order to manufacture aerospace composite parts and assemblies. The expansion includes approximately 37,000 square feet of manufacturing and storage space, and the Company previously spent approximately $5 million on the facility expansion and equipment.

While the Company continues to invest in its business, it also has made adjustments to certain of its operations, which resulted in workforce reductions and plant closures.

In the 2012 fiscal year fourth quarter, the Company announced that its Park Advanced Composite Materials Inc. (“PACM”) facility, located in Waterbury, Connecticut, would be closing its operations after the completion of the transfer of PACM’s aerospace composite materials manufacturing activities to the Company’s PATC facility in Kansas. The Company now expects such transfer to be completed in the third quarter of the 2013 fiscal year.

Such transfer of aerospace composite materials manufacturing activities from the Company’s PACM facility to its PATC facility, together with the transfer of aerospace composite parts and assemblies manufacturing activities from the Company’s Park Aerospace Structures Corp. (“PASC”) facility in Lynnwood, Washington to its PATC facility, which was completed in the 2012 fiscal year fourth quarter, will complete the Company’s plan to concentrate and consolidate all of its North American aerospace composite materials, parts and assemblies manufacturing, development and design activities at its PATC facility. The completion of the consolidation of the Company’s aerospace composite materials, parts and assemblies manufacturing activities will eliminate the additional, and in some cases duplicative, costs which the Company has incurred in connection with the start-up of PATC and the transfer of such manufacturing activities from PACM and PASC to PATC.

In the 2012 fiscal year fourth quarter, the Company reported that, as the result of this closure of PACM, it expected to record total pre-tax restructuring charges of approximately $3 million and that it expected to record approximately half of such charges in the 2012 fiscal year fourth quarter and to record the balance of such charges during the 2013 fiscal year; and the Company stated that after the closure is completed, the PACM business operations will have no further impact on the consolidated financial condition or results of operations of the Company. The Company recorded a pre-tax charge of $1.3 million in the 2012 fiscal year fourth quarter in connection with such closure and now expects to record a pre-tax charge of $1.1 million during the 2013 fiscal year and no further charge in connection with such closure.

Three Months Ended May 27, 2012 Compared with Three Months Ended May 29, 2011:

The Company’s total net sales and its net sales of its printed circuit materials products decreased during the three-month period ended May 27, 2012 compared to the three-month period ended May 29, 2011. The Company’s sales of aerospace composite materials, parts and assemblies products increased in the three-month period ended May 27, 2012 compared to last year’s comparable period. Net sales of the Company’s aerospace composite materials, parts and assemblies products were $7.6 million, or 16% of the Company’s total net sales worldwide, in the 2013 fiscal year first quarter compared to $5.7 million, or 11%, in the 2012 fiscal year first quarter and $6.5 million, or 11%, in the 2011 fiscal year first quarter.

The Company’s gross profits and its gross profit margins, and, consequently, its earnings from operations and net earnings were lower in the three months ended May 27, 2012 compared to the three months ended May 29, 2011 as a result of the decreased sales and the partially fixed nature of the Company’s overhead costs. Such factors were only partially offset by the benefits from a higher percentage of sales of higher margin, high performance printed circuit materials products in the three-month period ended May 27, 2012 than in the 2012 fiscal year comparable period and by the lower depreciation expense and lower selling, general and administrative expenses in the 2013 fiscal year first quarter than in the 2012 fiscal year first quarter.

The Company’s earnings from operations and net earnings in both the 2013 and 2012 fiscal year first quarters were reduced by additional, and in some instances duplicative, costs associated with the consolidation of all of the Company’s North American aerospace composite materials, parts and assemblies manufacturing, development and design activities at its PATC business unit in Newton, Kansas, and by losses incurred at such business unit.

Results of Operations

The Company’s total net sales worldwide for the three-month period ended May 27, 2012 decreased 11% to $46.0 million from $51.8 million for last fiscal year's comparable period. The decrease in net sales was principally the result of lower sales of printed circuit materials products in Asia, North America and Europe only partially offset by higher sales of aerospace composite materials, parts and assemblies by the Company’s operations in North America and Europe.

The Company’s total net sales of its aerospace composite materials, parts and assemblies products were $7.6 million in the three months ended May 27, 2012, or 16% of the Company’s total net sales worldwide in such period, compared to $5.7 million in the three months ended May 29, 2011, or 11% of the Company’s total net sales worldwide in such period.

The Company's foreign sales were $24.5 million, or 53% of the Company's total net sales worldwide, during the three-month period ended May 27, 2012 compared with $30.0 million of sales, or 58% of total net sales worldwide, during last fiscal year's comparable period. The Company's foreign sales during the 2013 fiscal year first quarter decreased by 18% from the 2012 fiscal year comparable period primarily as the result of lower sales in Asia.

For the three-month period ended May 27, 2012, the Company’s sales in North America, Asia and Europe were 47%, 42% and 11%, respectively, of the Company’s total net sales worldwide compared to 42%, 47% and 11%, respectively, for the three-month period ended May 29, 2011. The Company’s sales in Asia decreased 21%, its sales in North America decreased 2% and its sales in Europe decreased 3% in the three-month period ended May 27, 2012 compared to the three-month period ended May 29, 2011.

The Company’s gross profit in the three months ended May 27, 2012 was lower than the gross profit in the prior year’s comparable period and the gross profit as a percentage of sales in the three months ended May 27, 2012 declined to 28.2% from 30.8% in the three months ended May 29, 2011 principally due to lower total net sales in the three months ended May 27, 2012 than in the three months ended May 29, 2011, although the Company’s gross profit in the three months ended May 27, 2012 benefited from the higher percentage of sales of higher margin, high performance printed circuit materials products in the three months ended May 27, 2012 than in the three months ended May 29, 2011 and from lower depreciation expense.

During the three-month period ended May 27, 2012, the Company’s total net sales worldwide of high performance printed circuit materials were 81% of the Company’s total net sales worldwide of printed circuit materials, compared to 78% for last fiscal year’s comparable period.

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

The Company’s cost of sales decreased by 8% in the 2013 fiscal year first quarter from the 2012 fiscal year first quarter as a result of lower sales and production volumes and lower depreciation expense in the 2013 fiscal year first quarter than in the 2012 fiscal year first quarter, but the Company’s cost of sales as a percentage of net sales increased to 71.8% in the 2013 fiscal year first quarter from 69.2% in the 2012 fiscal year first quarter resulting in a gross profit margin decrease from 30.8% to 28.2%, which was partially offset by the higher percentage of sales of higher margin, high performance printed circuit materials products in the 2013 fiscal year first quarter than in the 2012 fiscal year first quarter.

Selling, general and administrative expenses declined by $0.5 million, or by 7%, during the three months ended May 27, 2012 compared with last fiscal year's comparable period, but these expenses, measured as a percentage of sales, were 15.3% during the three months ended May 27, 2012 compared with 14.6% during last fiscal year's comparable period. The decline in such expenses was primarily the result of lower selling expenses commensurate with lower sales. Selling, general and administrative expenses in the 2013 fiscal year first quarter were inflated by increases in legal fees and expenses. Selling, general and administrative expenses included $194,000 for the three months ended May 27, 2012 for stock option expense compared to $210,000 for the three months ended May 29, 2011.

For the reasons set forth above, the Company's earnings from operations were $5.9 million for the three months ended May 27, 2012, compared to $8.4 million for the three months ended May 29, 2011.

Interest and other income was $198,000 for the three-month period ended May 27, 2012 compared to $221,000 for last fiscal year's comparable period. During the 2013 and 2012 fiscal year periods, the Company earned interest income principally from its investments, which were primarily in short-term instruments and money market funds.

The Company's effective income tax rate for the three-month period ended May 27, 2012 was 19.2%, compared to 16.2% for last fiscal year's comparable period. The higher tax provision for the 2013 fiscal year first quarter was attributable principally to higher portions of taxable income in jurisdictions with higher effective income tax rates and the expiration, on June 30, 2011, of the Nelco Products Pte. Ltd.’s qualification and favorable tax rates under the development and expansion tax incentive in Singapore.

The Company's net earnings for the three months ended May 27, 2012 were $4.9 million, compared to net earnings of $7.2 million for the three months ended May 29, 2011.

Basic and diluted earnings per share were $0.24 for the three-month period ended May 27, 2012 compared to $0.35 for the three-month period ended May 29, 2011.

Liquidity and Capital Resources:

At May 27, 2012, the Company's cash and marketable securities were $268.4 million compared to $268.8 million at February 26, 2012, the end of the Company's 2012 fiscal year. Of that $268.4 million, approximately $201.6 million was owned by foreign subsidiaries. It is the Company’s practice and intent to reinvest such cash owned by its foreign subsidiaries in the operations of its foreign subsidiaries or in other foreign activities.

The Company's working capital (which includes cash and marketable securities) was $294.0 million at May 27, 2012 compared to $290.1 million at February 26, 2012. The increase in working capital at May 27, 2012 compared to February 26, 2012 was due principally to increases in inventories and accounts receivable slightly offset by increases in accounts payable, accrued liabilities and income taxes payable.

Accounts receivable at May 27, 2012 were 17% higher than at February 26, 2012 principally due to higher sales levels and an increase in the number of days of sales in accounts receivable in the 2013 fiscal year first quarter compared to the 2012 fiscal year fourth quarter. The 16% increase in inventories at May 27, 2012 compared to February 26, 2012 was primarily due to increases in raw materials and work-in-progress resulting from manufacturing aerospace composite materials at both the PATC facility and the PACM facility and higher raw materials at the Company’s printed circuit materials manufacturing operations in the United States. At May 27, 2012, accounts payable were 10% higher than at February 26, 2012 principally as a result of higher purchases of raw materials during the period ended May 27, 2012 than during the period ended February 26, 2012, and accrued liabilities were 13% higher than at February 26, 2012 principally as a result of accruals for employee benefits for the 2012 fiscal year, which had not yet been paid as of May 27, 2012, in addition to accruals for employee benefits for the current fiscal year. Income taxes payable were 12% higher at May 27, 2012 than at February 26, 2012 primarily as a result of recorded tax on income in excess of tax payments.

The Company's current ratio (the ratio of current assets to current liabilities) was 13.3 to 1 at May 27, 2012 compared to 14.5 to 1 at February 26, 2012.

During the three months ended May 27, 2012, net earnings from the Company's operations, before depreciation and amortization and stock based compensation, of $6.5 million reduced by a net increase in working capital items, resulted in $2.4 million of cash provided by operating activities. During the same three-month period, the Company expended $388,000 for the purchase of property, plant and equipment, primarily for the purchase of equipment for the Company’s aerospace development and manufacturing facility in Newton, Kansas and for the Company’s printed circuit materials manufacturing facility in Singapore, compared with $1.5 million for the three-month period ended May 29, 2011, and paid $2.1 million in dividends on its common stock in each of such three-month periods. Net expenditures for property, plant and equipment were $4.0 million in the 2012 fiscal year and $2.8 million in the 2011 fiscal year.

During the 2012 fiscal year, the Company expended approximately $1.5 million for equipment for its expanded aerospace composite materials, parts and assemblies development and manufacturing facility in Newton, Kansas, and during the 2013 fiscal year first quarter, the Company expended approximately $100,000 for equipment for such expanded facility.

At May 27, 2012 and at February 26, 2012, the Company had no long-term debt.

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

The Company's contractual obligations and other commercial commitments to make future payments under contracts, such as lease agreements, consist only of operating lease commitments and commitments to purchase equipment for the expansion of the Company’s aerospace development and manufacturing facility in Newton, Kansas. The Company has no long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments or contingent commitments, other than two standby letters of credit in the total amount of $1.3 million to secure the Company's obligations under its workers' compensation insurance program.

As of May 27, 2012, there were no material changes outside the ordinary course of the Company’s business in the Company’s contractual obligations disclosed in Item 7 of Part II of its Form 10-K Annual Report for the fiscal year ended February 26, 2012.

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

Revenue Recognition

The Company recognizes revenues when products are shipped and title has been transferred to a customer, the sales price is fixed and determinable, and collection is reasonably assured. All material sales transactions are for the shipment of manufactured printed circuit materials products and aerospace composite materials, parts and assemblies.

Sales Allowances

The Company provides for the estimated costs of sales allowances at the time such costs can be reasonably estimated. The Company’s products are made to customer specifications and tested for adherence to such specifications before shipment to customers. Composite parts and assemblies may be subject to “airworthiness” acceptance by customers after receipt at the customers’ locations. There are no future performance requirements other than the products’ meeting the agreed specifications. The Company’s bases for providing sales allowances for returns are known situations in which products may have failed due to manufacturing defects in the products supplied by the

Company. The Company is focused on manufacturing the highest quality printed circuit materials and aerospace composite materials, parts and assemblies possible and employs stringent manufacturing process controls and works with raw material suppliers who have dedicated themselves to complying with the Company’s specifications and technical requirements. The amounts of returns and allowances resulting from defective or damaged products have been approximately 1.0% of sales for each of the Company’s last three fiscal years.

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

Restructurings

In the 2012 fiscal year fourth quarter, the Company announced that its Park Advanced Composite Materials, Inc. facility, located in Waterbury, Connecticut, would be closing its operations after the completion of the transfer of its aerospace composite materials manufacturing activities to the Company’s Park Aerospace Technologies Corp. facility located at the Newton, Kansas Airport and that, as the result of the closure, it expected to record total pre-tax restructuring charges of approximately $3 million and that it expected to record approximately half of such charges in the 2012 fiscal year fourth quarter and to record the balance of such charges during the 2013 fiscal year. The Company recorded a pre-tax charge of $1.3 million in the 2012 fiscal year fourth quarter in connection with such closure and now expects to record a pre-tax charge of $1.1 million during the 2013 fiscal year and no further charge in connection with such closure. The Company also recorded a pre-tax charge of $1.3 million in the 2011 fiscal year third quarter related to the closure, in January of 2009, of the operations of Neltec Europe SAS, the Company’s printed circuit materials business unit located in Mirebeau, France. The Company previously recorded a pre-tax charge of $4.1 million in connection with such closure in the fourth quarter of its 2009 fiscal year. The additional charge in the 2011 fiscal year third quarter was based on updated estimates of the total costs to complete the closure of the Neltec Europe SAS business unit as a result of additional information regarding such costs, including recent developments relating to certain employment litigation initiated in France after the closure and other expenses in excess of the original estimates. The closure of Neltec Europe SAS in January of 2009 was a major component of restructurings of the operations of the Company’s Neltec Europe SAS and Neltec SA business units in the fourth quarter of the 2009 fiscal year. Such restructurings and workforce reductions are described in Note 7 of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Report and elsewhere in this Discussion.

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

In April 2008, the Company’s wholly owned subsidiary, Park Aerospace Structures Corp., acquired substantially all the assets and business of Nova Composites, Inc., a manufacturer of composite parts and assemblies and the tooling for such parts and assemblies, located in Lynnwood, Washington, for a cash purchase price of $4.5 million paid at the closing of the acquisition and up to an additional $5.5 million payable over five years depending on the achievement of specified earn-out objectives. The Company has paid $3.2 million of such additional $5.5 million over the past three fiscal years. However, the Company has recently disputed the purchase price, including the earn-out payments.

The $1.3 million charge in the three-month period ended November 28, 2010 relating to the closure, in January of 2009, of the Company’s Neltec Europe SAS printed circuit materials business unit located in Mirebeau, France included an amount relating to certain employment litigation initiated in France after the closure. See Note 7 of the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Report for additional information relating to the aforementioned charge.

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

Factors That May Affect Future Results.

Certain portions of this Report which do not relate to historical financial information may be deemed to constitute forward-looking statements that are subject to various factors which could cause actual results to differ materially from Park's expectations or from results which might be projected, forecast, estimated or budgeted by the Company in forward-looking statements. Such factors include, but are not limited to, general conditions in the electronics and aerospace industries, the Company's competitive position, the status of the Company's relationships with its customers, economic conditions in international markets, the cost and availability of raw materials, transportation and utilities, and the various factors set forth in Item 1A “Risk Factors” and under the caption "Factors That May Affect Future Results" after Item 7 of Park's Annual Report on Form 10-K for the fiscal year ended February 26, 2012.

Item 3.           Quantitative and Qualitative Disclosure About Market Risk.

The Company's market risk exposure at May 27, 2012 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended February 26, 2012.

Item 4.           Controls and Procedures.

(a)   Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of May 27, 2012, the end of the quarterly fiscal period covered by this quarterly report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings.

None.

Item 1A.        Risk Factors.

There have been no material changes from the risk factors as previously disclosed in the Company’s Form 10-K Annual Report for the fiscal year ended February 26, 2012.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to shares of the Company's Common Stock acquired by the Company during each month included in the Company’s 2013 fiscal year first quarter ended May 27, 2012.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

February 27 - March 27	0	$-	0

March 28 - April 27	0	-	0

April 28 - May 27	0	-	0

Total	0	$-	0	2,000,000	(a)

(a)	Aggregate number of shares available to be purchased by the Company pursuant to a previous share purchase authorization announced on October 20, 2004. Pursuant to such authorization, the Company is authorized to purchase its shares from time to time on the open market or in privately negotiated transactions.

Item 3.           Defaults Upon Senior Securities.

None.

Item 4.           Reserved.

None.

Item 5.           Other Information.

None.

Item 6.           Exhibits.

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 27, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at May 27, 2012 (unaudited) and February 26, 2012, (ii) Consolidated Statements of Operations for the 13 weeks ended May 27, 2012 and May 29, 2011 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the 13 weeks ended May 27, 2012 and May 29, 2011 (unaudited), and (iv) Condensed Consolidated Statements of Cash Flows for the 13 weeks ended May 27, 2012 and May 29, 2011 (unaudited) +

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

Park Electrochemical Corp.
(Registrant)

Date: July 6, 2012	/s/ Brian E. Shore
Brian E. Shore
President and Chief Executive Officer
(principal executive officer)

Date: July 6, 2012	/s/ P. Matthew Farabaugh
P. Matthew Farabaugh
Vice President and Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit No.	Name	Page
31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)	30

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)	32

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	34

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	35

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 27, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at May 27, 2012 (unaudited) and February 26, 2012, (ii) Consolidated Statements of Operations for the 13 weeks ended May 27, 2012 and May 29, 2011 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the 13 weeks ended May 27, 2012 and May 29, 2011 (unaudited), and (iv) Condensed Consolidated Statements of Cash Flows for the 13 weeks ended May 27, 2012 and May 29, 2011 (unaudited) * +

*	Filed electronically herewith.

+	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

