Form 10-Q
period 2012-08-26
PARK ELECTROCHEMICAL CORP
filed 2012-10-04
CIK 76267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 26, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,802,020 as of October 4, 2012.

PARK ELECTROCHEMICAL CORP.

AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PARK ELECTROCHEMICAL CORP.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	August 26, 2012	February 26, 2012*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$128,363	$129,503
Marketable securities (Note 4)	141,256	139,282
Accounts receivable,less allowance for doubtful accounts of $594 and $598, respectively	27,975	23,533
Inventories (Note 5)	15,725	15,823
Prepaid expenses and other current assets	3,964	3,449
Total current assets	317,283	311,590

Property, plant and equipment, net	33,445	38,695
Goodwill and other intangible assets	7,576	7,661
Other assets	8,465	8,042
Total assets	$366,769	$365,988

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,543	$8,427
Accrued liabilities (Note 7)	9,159	8,816
Income taxes payable	3,290	4,198
Total current liabilities	18,992	21,441

Deferred income taxes	1,011	1,062
Other liabilities (Note 7)	274	274
Total liabilities	20,277	22,777

Commitments and contingencies (Note 13)

Shareholders' equity:
Common stock	2,080	2,079
Additional paid-in capital	157,661	157,115
Retained earnings	185,962	181,941
Treasury stock, at cost	(1)	(1)
Accumulated other comprehensive income	790	2,077
Total shareholders' equity	346,492	343,211
Total liabilities and shareholders’equity	$366,769	$365,988

*The balance sheet at February 26, 2012 has been derived from the audited financial statements at that date.

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	13 weeks ended		26 weeks ended
	(Unaudited)		(Unaudited)
	August 26,	August 28,	August 26,	August 28,
	2012	2011	2012	2011
Net sales	$46,430	$50,449	$92,476	$102,266

Cost of sales	33,231	35,913	66,301	71,761

Gross profit	13,199	14,536	26,175	30,505

Selling, general and administrative expenses	6,591	6,902	13,647	14,452

Restructuring charges (Note 7)	2,525	-	2,536	-
Earnings from operations	4,083	7,634	9,992	16,053

Interest and other income (Note 8)	179	1,794	377	2,015

Earnings from operations before income taxes	4,262	9,428	10,369	18,068

Income tax provision	1,016	1,758	2,190	3,156

Net earnings	$3,246	$7,670	$8,179	$14,912

Earnings per share (Note 9)
Basic	$0.16	$0.37	$0.39	$0.72
Diluted	$0.16	$0.37	$0.39	$0.72

Weighted average number of common and common equivalent shares outstanding:
Basic shares	20,800	20,741	20,798	20,732
Diluted shares	20,819	20,776	20,834	20,798

Dividends declared per share	$0.10	$0.10	$0.20	$0.20

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands, except per share amounts)

	13 weeks ended		26 weeks ended
	(Unaudited)		(Unaudited)
	August 26,	August 28,	August 26,	August 28,
	2012	2011	2012	2011

Net earnings	$3,246	$7,670	$8,179	$14,912
Other comprehensive income:
Exchange rate changes (Note 7)	(1,575)	(101)	(1,283)	225
Net unrealized gains (losses) on marketable securities, net of tax:
Unrealized gains on marketable securities during the period	31	83	70	206
Less: losses in net earnings	(40)	(28)	(74)	(28)
Net unrealized (losses) gains on marketable securities, net of tax	(9)	55	(4)	178
Comprehensive income	$1,662	$7,624	$6,892	$15,315

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	26 Weeks Ended
	(Unaudited)
	August 26,	August 28,
	2012	2011
Cash flows from operating activities:
Net earnings	$8,179	$14,912
Depreciation and amortization	2,170	2,856
Amortization of bond premium	703	770
Stock-based compensation	387	411
Impairment of fixed assets (Note 7)	3,620	-
Non-cash restructuring charges (Note 7)	(1,465)	-
Change in operating assets and liabilities	(7,283)	(4,023)
Net cash provided by operating activities	6,311	14,926

Cash flows from investing activities:
Purchases of property, plant and equipment	(619)	(2,646)
Purchases of marketable securities	(113,632)	(87,546)
Proceeds from sales and maturities of marketable securities	110,930	117,257
Business acquisition	-	(1,100)
Net cash (used in) provided by investing activities	(3,321)	25,965

Cash flows from financing activities:
Dividends paid	(4,159)	(4,145)
Proceeds from exercise of stock options	159	751
Tax benefits from exercise of stock options	-	52
Net cash used in financing activities	(4,000)	(3,342)

Change in cash and cash equivalents before exchange rate changes	(1,010)	37,549
Effect of exchange rate changes on cash and cash equivalents	(130)	28
Change in cash and cash equivalents	(1,140)	37,577
Cash and cash equivalents, beginning of period	129,503	112,195
Cash and cash equivalents, end of period	$128,363	$149,772

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except per share and option amounts)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of August 26, 2012, the consolidated statements of operations and the consolidated statements of comprehensive income for the 13 weeks and 26 weeks ended August 26, 2012 and August 28, 2011 and the condensed consolidated statements of cash flows for the 26 weeks then ended have been prepared by Park Electrochemical Corp. (the “Company”), without audit. In the opinion of management, these unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at August 26, 2012 and the results of operations and cash flows for all periods presented.

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

The Company’s accounts receivable are due from purchasers of the Company’s products. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within established payment terms and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than established payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the conditions of the general economy and the electronics and aerospace industries. The Company writes off accounts receivable when they become uncollectible.

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

During the 13 weeks ended August 26, 2012, the Company impaired the long lived assets of Nelco Technology (Zhuhai FTZ) Ltd. See Note 7.

4.	MARKETABLE SECURITIES

The following is a summary of available-for-sale securities:

	Gross	Gross
	Unrealized	Unrealized	Estimated
	Gains	Losses	Fair Value

August 26, 2012:
U.S. Treasury and other government securities	$35	$19	$90,248
U.S. corporate debt securities	12	37	51,008
Total marketable securities	$47	$56	$141,256

February 26, 2012:
U.S. Treasury and other government securities	$41	$53	$93,479
U.S. corporate debt securities	61	12	45,803
Total marketable securities	$102	$_65	$139,282

The estimated fair values of such securities were determined based on observable inputs, which were quoted market prices for identical assets in active markets. The estimated fair values of such securities at August 26, 2012, by contractual maturity, are shown below:

Due in one year or less	$73,523
Due after one year through five years	67,733
$141,256

5.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

	August 26,	February 26,
	2012	2012
Raw materials	$9,394	$8,774
Work-in-progress	2,913	2,632
Finished goods	3,138	4,097
Manufacturing supplies	280	320

	$15,725	$15,823

6.	STOCK-BASED COMPENSATION

As of August 26, 2012, the Company had a 2002 Stock Option Plan, and no other stock-based compensation plan. The 2002 Stock Option Plan has been approved by the Company’s stockholders and provides for the grant of stock options to directors and key employees of the Company. All options granted under such Plan have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant, which pursuant to the terms of the Plan, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted. Options granted under the Plan become exercisable 25% one year from the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire 10 years from the date of grant.

Options to purchase a total of 1,800,000 shares of common stock were authorized for grant under the Plan. At August 26, 2012, 1,628,996 shares of common stock of the Company were reserved for issuance upon exercise of stock options under the Plan and 806,383 options were available for future grant under the Plan. No options were granted during the 13-week and 26-week periods ended August 26, 2012 and August 28, 2011, respectively.

The Company records its stock-based compensation at fair value.

The future compensation expense to be recognized in earnings before income taxes for options outstanding at August 26, 2012 is $1,467 and will be recognized over the remaining six months of the current fiscal year and over the 2014, 2015 and 2016 fiscal years.

The following is a summary of option activity for the 26 weeks ended August 26, 2012:

			Weighted Average
		Weighted Average	Remaining Contract	Aggregated
	Options	Exercise Price	Life in Months	Intrinsic Value
Outstanding at February 26, 2012	915,951	$25.40	70.98	$4,338
Granted	-	-
Exercised	(6,587)	25.20
Terminated or expired	(86,751)	26.06

Outstanding at August 26, 2012	822,613	$25.33	66.99	$1,566
Exercisable at August 26, 2012	550,313	$25.99	50.49	$806

The total intrinsic values of options exercised during the 13 weeks ended August 26, 2012 and August 28, 2011 were $8 and $135, respectively. The total intrinsic values of options exercised during the 26 weeks ended August 26, 2012 and August 28, 2011 were $13 and $162, respectively.

7.	RESTRUCTURING CHARGES

During the 2013 fiscal year second quarter, the Company recorded restructuring charges of $2,525 related to the closure of the Company’s Nelco Technology (Zhuhai FTZ) Ltd. business unit located in Zhuhai, China. As a result of the closure, the Company expects the total restructuring charges to be $3,200. The Company expects to record the additional restructuring charges of $675 within the next twelve months. The charges included a non-cash asset impairment charge of $3,620 and were net of the recapture of a non-cash cumulative currency translation adjustment of $1,465. The reclassification adjustment of the non-cash cumulative currency translation adjustment is included in exchange rate changes in the consolidated statements of comprehensive income. The Company has a building with a carrying value of $1,890 which is held for sale at its Nelco Technology (Zhuhai FTZ) Ltd. business unit. The Company ceased depreciating this building during the 2013 fiscal year second quarter and expects to sell the building within the next twelve months. The restructuring charges included liabilities remaining at August 26, 2012 of $370 which are expected to be paid within the next twelve months.

During the 2012 fiscal year fourth quarter, the Company recorded pre-tax charges of $1,250 related to the closure of the Company’s Park Advanced Composite Materials, Inc. business unit located in Waterbury, Connecticut. The charges for closure of the business unit included a non-cash asset impairment charge of $928. As a result of the closure, the Company expects to record total pre-tax restructuring charges of $2,400. During the 26 weeks ended August 26, 2012, the Company recorded $11 of such charges, and the Company expects to record the remaining $1,139 of such charges during the remainder of the 2013 fiscal year. The Company paid $257 and $268 of such charges in the 13 weeks and 26 weeks, respectively, ended August 26, 2012 and expects to pay the remaining $1,204 during the 2013 fiscal year. The restructuring charges included liabilities remaining at August 26, 2012 and February 26, 2012 of $54 and $322, respectively.

As of February 26, 2012, the Company had remaining obligations and potential liabilities in the aggregate amount of $1,187 related to the closure of the Neltec Europe SAS printed circuit materials business unit. The Company paid $27 and $61 of these obligations in the 13 weeks and 26 weeks, respectively, ended August 26, 2012 and expects to settle the remaining $1,126 during the 2013 fiscal year.

During the 2004 fiscal year, the Company recorded charges related to the realignment of its North American volume printed circuit materials operations. The charges were for employment termination benefits of $1,258, which were fully paid in fiscal year 2004, and lease and other obligations of $7,292. All costs other than the lease obligations were settled prior to fiscal year 2007. The future lease obligations are payable through September 2013. The remaining balances on the lease obligations relating to the realignment were $262 and $434 as of August 26, 2012 and February 26, 2012, respectively. For the 13 weeks and 26 weeks ended August 26, 2012, the Company applied $65 and $172 of lease payments against such lease obligations.

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

The following table sets forth the calculation of basic and diluted earnings per share for the 13 weeks and 26 weeks ended August 26, 2012 and August 28, 2011.

	13 weeks ended		26 weeks ended
	August 26, 2012	August 28, 2011	August 26, 2012	August 28, 2011
Net Earnings	$3,246	$7,670	$8,179	$14,912

Weighted average common shares outstanding for basic EPS	20,800	20,741	20,798	20,732

Net effect of dilutive options	19	35	36	66

Weighted average shares outstanding for diluted EPS	20,819	20,776	20,834	20,798

Basic earnings per share	$0.16	$0.37	$0.39	$0.72
Diluted earnings per share	$0.16	$0.37	$0.39	$0.72

Common stock equivalents with exercise prices greater than the average market price of the common stock were not included in the computation of diluted earnings per share because the effect would have been antidilutive. The amounts of such common stock equivalents were 271,000 and 326,000 for the 13 weeks ended August 26, 2012 and August 28, 2011, respectively, and 209,000 and 173,000 for the 26 weeks ended August 26, 2012 and August 28, 2011, respectively.

10.	SHAREHOLDERS’ EQUITY

During the 26 weeks ended August 26, 2012, the Company issued 6,587 shares pursuant to the exercise of stock options and recognized stock-based compensation expense and tax benefits from stock-based compensation of $387 and $0, respectively. These transactions resulted in the $546 increase in additional paid-in capital during the period.

11.	INCOME TAXES

The Company’s effective tax rates for the 13-week and 26-week periods ended August 26, 2012 were 23.8% and 21.1%, respectively, compared to 18.6% and 17.5%, respectively, for the 13-week and 26-week periods ended August 28, 2011. The effective rates varied from the U.S. Federal statutory rate primarily due to foreign income taxed at lower rates.

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

Sales are attributed to geographic region based upon the region in which the materials were delivered to the customer.

Financial information concerning the Company's operations by geographic region follows:

	13 weeks ended		26 weeks ended
	August 26,	August 28,	August 26,	August 28,
	2012	2011	2012	2011
Sales:
North America	$19,529	$22,244	$41,035	$44,084
Europe	4,279	6,485	9,518	11,902
Asia	22,622	21,720	41,923	46,280
Total sales	$46,430	$50,449	$92,476	$102,266

	August 26, 2012	February 26, 2012
Long-lived assets:
North America	$34,489	$35,419
Europe	340	395
Asia	14,657	18,584
Total long-lived assets	$49,486	$54,398

13.	COMMITMENTS AND CONTINGENCIES

a.	Litigation – The Company is subject to a number of proceedings, lawsuits and other claims related to environmental, employment, product and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes in these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters. The Company believes that the ultimate disposition of such proceedings, lawsuits and claims will not have a material adverse effect on the liquidity, capital resources, business or consolidated results of operations or financial position of the Company.

The $1,312 charge in the 39 weeks ended November 28, 2010 related to the closure, in January of 2009, of the Company’s Neltec Europe SAS digital electronic materials business unit located in Mirabeau, France included an amount relating to certain employment litigation initiated in France after the closure. See Note 7.

In June 2012, Isola USA Corporation (“Isola”) filed a complaint against the Company and its Nelco Products, Inc. and Neltec, Inc. subsidiaries in the United States District Court for the District of Arizona, in Phoenix, Arizona, alleging that the sales of certain products by the Company and the two aforementioned subsidiaries in the United States infringe two United States patents owned by Isola. Isola amended the complaint in August 2012 to add a third United States patent. In the complaint, as amended, Isola is seeking an injunction against the Company and the two aforementioned subsidiaries and unspecified damages. The complaint has not been served on the Company or the subsidiaries. The Company believes that it and the subsidiaries have not infringed Isola’s patents and that the patents are invalid.

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

The total costs incurred by the Company and its subsidiaries in connection with these sites, including legal fees incurred by the Company and its subsidiaries and their assessed share of remediation costs and excluding amounts paid or reimbursed by insurance carriers, were approximately $12 and $23, respectively, in the 13 weeks and 26 weeks ended August 26, 2012 and approximately $44 and $50, respectively, in the 13 weeks and 26 weeks ended August 28, 2011.

Such recorded liabilities do not include environmental liabilities and related legal expenses for which the Company and its subsidiaries have general liability insurance coverage for the years during which the Company's subsidiaries' waste was disposed at three sites for which certain subsidiaries of the Company have been named as potentially responsible parties. Pursuant to such general liability insurance coverage, two insurance carriers have been paying 100% of the legal defense and remediation costs associated with such three sites since 1985. In the 2012 fiscal year fourth quarter, one of such insurance carriers, which had been paying 45% of such legal defense and remediation costs, indicated that it no longer agreed to such percentage. As a result, the Company has commenced litigation against such insurance carrier and a third insurance carrier. Two of the three insurance carriers have filed answers to the lawsuit, and one has asserted counterclaims against the Company.

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

c.	Acquisition - In April 2008, the Company’s wholly owned subsidiary, Park Aerospace Structures Corp., acquired substantially all the assets and business of Nova Composites, Inc., a manufacturer of composite parts and assemblies and the tooling for such parts and assemblies, located in Lynnwood, Washington, for a cash purchase price of $4.5 million paid at the closing of the acquisition and up to an additional $5.5 million payable over five years depending on the achievement of specified earn-out objectives. The Company has paid $3.2 million of such additional $5.5 million over the past three fiscal years. However, the Company has recently disputed the purchase price, including the earn-out payments.

14.	RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS

In June 2011, the Financial Accounting Standards Board(“FASB”) issued authoritative guidance that will eliminate the option of presenting components of Other Comprehensive Income (“OCI”) as part of the statement of shareholders' equity. The guidance will instead require the reporting of OCI in a single continuous statement of comprehensive income or in a separate statement immediately following the statement of earnings. The Company adopted the guidance effective July 1, 2012, and the guidance did not impact the Company’s results of operations, cash flows or financial condition.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

Park Electrochemical Corp. (“Park” or the “Company”) is a global advanced materials company which develops, manufactures, markets and sells high technology digital and RF/microwave printed circuit materials principally for the telecommunications and internet infrastructure and high-end computing markets and advanced composite materials, parts and assemblies for the aerospace markets. The Company’s core capabilities are in the areas of polymer chemistry formulation and coating technology. The Company’s manufacturing facilities are located in Singapore, France, Connecticut, Kansas, Arizona and California.

The Company's total net sales declined in the three months ended August 26, 2012 compared to the three months ended August 28, 2011 primarily as a result of decreases in sales of the Company’s printed circuit materials products and aerospace products in North America and Europe, partially offset by an increase in sales in Asia, while the Company’s total net sales declined in the six months ended August 26, 2012 compared to the six months ended August 28, 2011 as a result of decreases in sales of the Company’s printed circuit materials products in all three regions. The decline in the Company’s sales of printed circuit materials products was partially offset by an increase in the Company’s sales of aerospace composite materials, parts and assemblies products in the six-month period ended August 26, 2012 compared to sales of such products in last year’s comparable period.

The Company’s earnings from operations and net earnings were lower in the three-month and six-month periods ended August 26, 2012 than in the 2012 fiscal year comparable periods primarily as a result of the declines in the Company’s total net sales in the 2013 fiscal year periods compared to the 2012 fiscal year comparable periods. Such declines in sales were partially offset by the benefits from the higher percentages of sales of higher margin, high performance printed circuit materials products in the three-month and six-month periods ended August 26, 2012 than in the 2012 fiscal year comparable periods and by lower depreciation expense and lower selling, general and administrative expenses in the 2013 fiscal year periods than in the 2012 fiscal year comparable periods. The Company’s net earnings in the 2013 fiscal year periods were also adversely affected by the lower interest and other income realized by the Company in such periods than in the 2012 fiscal year comparable periods.

Interest and other income were lower in the three months and six months ended August 26, 2012 than in the three months and six months ended August 28, 2011. In the three months ended August 28, 2011, the Company recognized a gain of $1.6 million resulting from the settlement of a lawsuit for an insurance claim for business interruption at the Company’s Neltec, Inc. business unit in Tempe, Arizona in the 2003 fiscal year caused by the explosion and resulting destruction of a treater at the Company’s business unit in Singapore and the settlement of a lawsuit pertaining to defective equipment purchased by the Company’s Park Aerospace Technologies Corp.(“PATC”) business unit in Newton, Kansas.

The declines in sales of printed circuit materials products resulted in lower gross profits and lower earnings from operations in the 2013 fiscal year periods compared to the 2012 fiscal year comparable periods. The Company’s gross profit margins, measured as percentages of sales, declined to 28.4% in the 2013 fiscal year second quarter and to 28.3% in the 2013 fiscal year first six months compared to 28.8% and 29.8%, respectively, in the 2012 fiscal year second quarter and first six months. The Company’s operating and earnings performances in both the 2013 and 2012 fiscal year second quarters and first six months were adversely affected by additional, and in some instances duplicative, costs associated with the consolidation of all of the Company’s North American aerospace composite materials, parts and assemblies manufacturing, development and design activities at PATC and by losses incurred at PATC.

The global markets for the Company’s printed circuit materials products continue to be very difficult to forecast, and it is not clear to the Company what the condition of the global markets for the Company’s printed circuit materials products will be in the 2013 fiscal year third quarter and beyond. Further, the Company is not able to predict the impact the current global economic and financial conditions will have on the markets for its aerospace composite materials, parts and assemblies in the 2013 fiscal year third quarter or beyond.

In the Company’s 2013 fiscal year second quarter, the Company’s Nelco Technology (Zhuhai FTZ) Ltd. facility, located in the Free Trade Zone in Zhuhai, China, ceased its operations. As the Company previously reported during its 2013 fiscal year second quarter, the Company expects to record total pre-tax charges of approximately $3.2 million as the result of the cessation of operations at Nelco Technology (Zhuhai FTZ) Ltd. The charges include non-cash charges of approximately $2.4 million and cash charges of approximately $0.8 million. The Company recorded approximately $2.5 million of these charges in the 2013 fiscal year second quarter ended August 26, 2012 and expects to record the balance of the charges during the remaining two quarters of the current fiscal year ending March 3, 2013 and the first quarter of the 2014 fiscal year. The Nelco Technology (Zhuhai FTZ) Ltd. business unit will have no further impact on the consolidated financial condition or results of operations of Park Electrochemical Corp. after such balance of the charges has been recorded. The Company plans to supply and fully support all its customers in Asia from its Nelco Products Pte. Ltd. business unit in Singapore. Consistent with this plan, the manufacturing activities conducted by Nelco Technology (Zhuhai FTZ) Ltd. will be conducted by Nelco Products Pte. Ltd. in Singapore in the future, and the Company does not expect that the cessation of operations of Nelco Technology (Zhuhai FTZ) Ltd. will result in the loss of any business by the Company.

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

Such transfer of aerospace composite materials manufacturing activities from the Company’s PACM facility to its PATC facility, together with the transfer of aerospace composite parts and assemblies manufacturing activities from the Company’s Park Aerospace Structures Corp. (“PASC”) facility in Lynnwood, Washington to its PATC facility, which was completed in the 2012 fiscal year fourth quarter, will consolidate all of its North American aerospace composite materials, parts and assemblies manufacturing, development and design activities at its PATC facility. The completion of the consolidation of the Company’s aerospace composite materials, parts and assemblies manufacturing activities will eliminate the additional, and in some cases duplicative, costs which the Company has incurred in connection with the start-up of PATC and the transfer of such manufacturing activities from PACM and PASC to PATC.

In the 2012 fiscal year fourth quarter, the Company reported that, as the result of the closure of PACM, it expected to record total pre-tax restructuring charges of approximately $3 million and that it expected to record approximately half of such charges in the 2012 fiscal year fourth quarter and to record the balance of such charges during the 2013 fiscal year; and the Company stated that after the closure is completed, the PACM business operations will have no further impact on the consolidated financial condition or results of operations of the Company. The Company recorded pre-tax charges of $1.3 million in the 2012 fiscal year fourth quarter, $11,000 in the 2013 fiscal year first quarter and nil in the 2013 fiscal year second quarter in connection with such closure and now expects to record a pre-tax charge of $1.1 million during the remainder of the 2013 fiscal year and no further charge in connection with such closure.

Three and Six Months Ended August 26, 2012 Compared with Three and Six Months Ended August 28, 2011:

The Company’s total net sales and its net sales of printed circuit materials products decreased during the three months ended August 26, 2012 compared to the three months ended August 28, 2011 as a result of decreases in such sales in North America and Europe, partially offset by an increase in sales in Asia. The Company’s total net sales and its net sales of printed circuit materials products declined in the six months ended August 26, 2012 compared to the six months ended August 28, 2011 as a result of decreases in such sales in all three regions. The Company’s net sales of aerospace composite materials, parts and assemblies products also declined in the three-months ended August 26, 2012 compared to the prior fiscal year’s comparable period, while net sales of such products increased in the six months ended August 26, 2012 compared to the prior fiscal year’s comparable period. Net sales of the Company’s aerospace composite materials, parts and assemblies products were $5.8 million and $13.4 million in the three months and six months, respectively, ended August 26, 2012, or 13% and 15%, respectively, of the Company’s total net sales worldwide in such periods, compared to $7.1 million and $12.8 million in the three months and six months, respectively, ended August 28, 2011, or 14% and 12%, respectively, of the Company’s total net sales worldwide in such periods.

The Company’s gross profits and its gross profit margins, and, consequently, its earnings from operations and net earnings were lower in the three months and six months ended August 26, 2012 compared to the three months and six months ended August 28, 2011 primarily as a result of the decreased sales and the partially fixed nature of the Company’s overhead costs. Such factors were only partially offset by the benefits from higher percentages of sales of higher margin, high performance printed circuit materials products in the three months and six months ended August 26, 2012 than in the 2012 fiscal year comparable periods, the favorable impact of changes in the cost of copper foil and the lower depreciation expenses in the 2013 fiscal year periods than in the 2012 fiscal year comparable periods.

The Company’s earnings from operations and net earnings in both the 2013 and 2012 fiscal year periods were reduced by additional, and in some instances duplicative, costs associated with the consolidation of all of the Company’s North American aerospace composite materials, parts and assemblies manufacturing, development and design activities at its PATC business unit in Newton, Kansas, and by losses incurred at such business unit.

Results of Operations

The Company’s total net sales worldwide for the three-month period ended August 26, 2012 decreased 8% to $46.4 million from $50.4 million for last fiscal year's comparable period. The Company’s total net sales worldwide for the six-month period ended August 26, 2012 decreased 10% to $92.5 million from $102.3 million for last fiscal year’s comparable period. The decreases in net sales were the result of lower unit volumes of printed circuit materials products shipped to the Company’s customers in North America and Europe in the three months ended August 26, 2012 than in last fiscal year’s comparable period and lower unit volumes of printed circuit materials products shipped to the Company’s customers in North America, Asia and Europe in the six months ended August 26, 2012 than in last fiscal year’s comparable period. Such lower unit volumes of printed circuit materials products were partially offset by higher unit volumes of printed circuit materials products shipped to the Company’s customers in Asia in the three months ended August 26, 2012 and by higher unit volumes of the Company’s aerospace composite materials, parts and assemblies products shipped by the Company’s operations in North America and Europe in the six months ended August 26, 2012.

The Company’s total net sales of its aerospace composite materials, parts and assemblies products were $5.8 million and $13.4 million, respectively, in the three months and six months ended August 26, 2012, or 13% and 15%, respectively, of the Company’s total net sales worldwide in such periods, compared to $7.1 million and $12.8 million, respectively, in the three months and six months ended August 28, 2011, or 14% and 12%, respectively, of the Company’s total net sales worldwide in such periods.

The Company's foreign sales were $26.9 million and $51.4 million, respectively, during the three-month and six-month periods ended August 26, 2012, or 58% of the Company’s total net sales worldwide in the three-month period and 56% of such sales in the six-month period, compared to $28.2 million and $58.2 million, respectively, of foreign sales, or 56% and 57%, respectively, of total net sales worldwide, during last year’s comparable periods. The Company’s foreign sales during the three-month and six-month periods ended August 26, 2012 decreased 5% and 12%, respectively, from the 2012 fiscal year comparable periods as a result of a decrease in sales in Europe in the three-month period and decreases in sales in Asia and Europe in the six-month period.

For the three-month period ended August 26, 2012, the Company’s sales in North America, Asia and Europe were 42%, 49% and 9%, respectively, of the Company’s total net sales worldwide compared to 44%, 43% and 13%, respectively, for the three-month period ended August 28, 2011; and for the six-month period ended August 26, 2012, the Company’s sales in North America, Asia and Europe were 45%, 45% and 10%, respectively, of the Company’s total net sales worldwide compared to 43%, 45% and 12%, respectively, for the six-month period ended August 28, 2011. The Company’s sales in North America decreased 12%, its sales in Asia increased 4% and its sales in Europe decreased 34% in the three-month period ended August 26, 2012 compared to the three-month period ended August 28, 2011, and its sales in North America decreased 7%, its sales in Asia decreased 9% and its sales in Europe decreased 20% in the six-month period ended August 26, 2012 compared to the six-month period ended August 28, 2011.

The Company’s gross profits in the three months and six months ended August 26, 2012 were lower than the gross profits in the prior fiscal year’s comparable periods, and the overall gross profits as percentages of net sales for the Company’s worldwide operations declined to 28.4% and 28.3%, respectively, for the three months and six months ended August 26, 2012 compared to 28.8% and 29.8%, respectively, for last fiscal year’s comparable periods. The declines in the gross profit margins were attributable principally to lower total net sales, although the Company’s gross profits in the three months and six months ended August 26, 2012 benefited from the higher percentages of sales of higher margin, high performance printed circuit materials products, the lower depreciation expenses and the favorable impact of changes in the cost of copper foil in the three months and six months ended August 26, 2012 than in the three months and six months ended August 28, 2011.

During the three-month and six-month periods ended August 26, 2012, the Company’s total net sales worldwide of high performance printed circuit materials were 82% and 81%, respectively, of the Company’s total net sales worldwide of printed circuit materials, compared to 79% for each of last fiscal year’s comparable periods.

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

The Company’s cost of sales decreased by 7% and 8%, respectively, in the three-month and six-month periods ended August 26, 2012 from the 2012 fiscal year comparable periods primarily as a result of lower sales and lower production volumes, lower depreciation expenses and the favorable impact of changes in the cost of copper foil in the 2013 fiscal year periods than in the 2012 fiscal year periods. However, the Company’s cost of sales as percentages of net sales increased to 71.6% and 71.7%, respectively, in the three-month and six-month periods ended August 26, 2012 from 71.2% and 70.2%, respectively, in the three-month and six-month periods ended August 28, 2011 resulting in gross profit margin decreases from 28.8% to 28.4% and from 29.8% to 28.3% in the three-months and six-months, respectively, ended August 26, 2012. Such gross profit margin decreases were partially offset by the higher percentages of sales of higher margin, high performance printed circuit materials products in the 2013 fiscal year second quarter and first six months than in the 2012 fiscal year comparable periods.

Selling, general and administrative expenses declined by $0.3 million and $0.8 million, or by 5% and 6%, respectively, during the three-month period and six-month period, respectively, ended August 26, 2012 compared to last fiscal year’s comparable periods. However, these expenses, measured as percentages of sales, increased to 14.2% during the three months ended August 26, 2012 from 13.7% during last fiscal year’s comparable period and to 14.8% during the six months ended August 26, 2012 compared to 14.1% during last year’s comparable period. The declines in such expenses in the 2013 fiscal year periods were primarily the result of lower selling expenses commensurate with lower sales than in the 2012 fiscal year comparable periods. Although such expenses declined in the 2013 fiscal year periods, they were inflated by increases in legal fees and expenses in such periods compared to the 2012 fiscal year comparable periods. Such expenses were also inflated by larger foreign exchange losses in the six-month period ended August 26, 2012 than in the 2012 fiscal year comparable period and by a $250,000 donation to The Japanese Red Cross Society in the six months ended August 28, 2011. Selling, general and administrative expenses included $0.2 million and $0.4 million, respectively, for the three-month and six-month periods ended August 26, 2012 for stock option expenses compared to $0.2 million and $0.4 million, respectively, for the three-month and six-month periods ended August 28, 2011.

During the three-month and six-month periods ended August 26, 2012, the Company recorded a pre-tax charge of $2.5 million related to the cessation of the operations of the Company’s Nelco Technology (Zhuhai FTZ) Ltd. facility, located in the Free Trade Zone in Zhuhai, China.

For the reasons set forth above, the Company's earnings from operations for the three months and six months ended August 26, 2012 were $4.1 million and $10.0 million, respectively, including the $2.5 million charge related to the cessation of the operations of Nelco Technology (Zhuhai FTZ) Ltd. described above, compared to net earnings from operations of $7.6 million and $16.1 million, respectively, for the three months and six months ended August 28, 2011. The net impact of the charge described above related to the cessation of the operations of Nelco Technology (Zhuhai FTZ) Ltd. was to reduce earnings from operations by $2.5 million in both the three months and six months ended August 26, 2012.

Interest and other income was $0.2 million and $0.4 million, respectively, for the three-month and six-month periods ended August 26, 2012 compared to $1.8 million and $2.0 million, respectively, for last fiscal year’s comparable periods. The higher other income in the prior fiscal year periods was due to the Company’s recognition of a gain of $1.6 million in the three months ended August 28, 2011 resulting from the settlement of a lawsuit for an insurance claim for business interruption at the Company’s Neltec, Inc. business unit in Tempe, Arizona in the 2003 fiscal year caused by the explosion and resulting destruction of a treater at the Company’s business unit in Singapore and the settlement of a lawsuit pertaining to defective equipment purchased by the Company’s PATC business unit in Newton, Kansas. During the 2013 and 2012 fiscal year periods, the Company earned interest income principally from its investments, which were primarily in short-term instruments and money market funds.

The Company's effective income tax rates for the three-month and six-month periods ended August 26, 2012 were 23.8% and 21.1%, respectively, compared to effective income tax rates of 18.6% and 17.5%, respectively, for the three-month and six-month periods ended August 28, 2011. The higher effective income tax rates for the three-month and six-month periods ended August 26, 2012 compared to prior fiscal year’s comparable periods were attributable principally to higher portions of taxable income in jurisdictions with higher effective income tax rates, the expiration, on June 30, 2011, of the Nelco Products Pte. Ltd.’s qualification and favorable tax rates under the development and expansion tax incentive in Singapore and the charge related to the cessation of operations of Nelco Technology (Zhuhai FTZ) Ltd. with no associated tax benefit.

The Company’s net earnings for the three months and six months ended August 26, 2012 were $3.2 million and $8.2 million, respectively, including the $2.5 million charge related to the cessation of the operations of Nelco Technology (Zhuhai FTZ) Ltd. described above, compared to net earnings for the three months and six months ended August 28, 2011 of $7.7 million and $14.9 million, respectively, including the other income resulting from the settlements of the lawsuits described above. The net impact of the charge described above related to the cessation of the operations of Nelco Technology (Zhuhai FTZ) Ltd. was to reduce net earnings by $2.5 million in both the three months and six months ended August 26, 2012. The net impact of the other income resulting from the settlements of the lawsuits described above was to increase net earnings by $1.1 million in both the three months and six months ended August 28, 2011.

Basic and diluted earnings per share were $0.16 for the three months ended August 26, 2012 and $0.39 for the six months ended August 26, 2012 compared to basic and diluted earnings per share of $0.37 and $0.72 for the three months and six months, respectively, ended August 28, 2011. The net impact of the charge described above related to the cessation of the operations of Nelco Technology (Zhuhai FTZ) Ltd. was to reduce basic and diluted earnings per share by $0.12 in the three months ended August 26, 2012 and to reduce basic earnings per share by $0.13 and diluted earnings per share by $0.12 in the six months ended August 26, 2012. The net impact of the other income resulting from the settlements of the lawsuits described above was to increase basic and diluted earnings per share by $0.05 in the three months and six months ended August 28, 2011.

Liquidity and Capital Resources:

At August 26, 2012, the Company's cash and marketable securities were $269.6 million compared to $268.8 million at February 26, 2012, the end of the Company's 2012 fiscal year. Of that $269.6 million, approximately $206.9 million was owned by certain of the Company’s wholly owned foreign subsidiaries at August 26, 2012. It is the Company’s practice and intent to reinvest such cash owned by its foreign subsidiaries in the operations of its foreign subsidiaries or in other foreign activities.

The Company’s working capital (which includes cash and marketable securities) was $298.3 million at August 26, 2012 compared with $290.1 million at February 26, 2012. The increase in working capital at August 26, 2012 compared with February 26, 2012 was due principally to the increase in cash and marketable securities and increases in accounts receivable and prepaid expenses and other current assets and decreases in accounts payable and income taxes payable.

Accounts receivable at August 26, 2012 were 19% higher than at February 26, 2012 principally due to higher sales levels and an increase in the number of days of sales in accounts receivable in the 2013 fiscal year second quarter compared to the 2012 fiscal year fourth quarter. At August 26, 2012, prepaid expenses and other current assets were 15% higher than at February 26, 2012 as a result of increases in prepaid insurance and property taxes. Accounts payable were 22% lower at August 26, 2012 than at February 26, 2012 primarily as a result of lower levels of purchasing activity during the three months ended August 26, 2012 than during the period ended February 26, 2012. The 22% decrease in income taxes payable from February 26, 2012 to August 26, 2012 was attributable principally to the Company’s payment of $0.7 million of Federal income taxes in the three months ended August 26, 2012 after completion of an Internal Revenue Service examination of the Company’s tax returns for the 2009, 2010 and 2011 fiscal years.

The Company's current ratio (the ratio of current assets to current liabilities) was 16.7 to 1 at August 26 2012 compared to 14.5 to 1 at February 26, 2012.

During the six months ended August 26, 2012, net earnings from the Company's operations, before depreciation and amortization, stock-based compensation, impairment of fixed assets and non-cash restructuring charges, of $13.6 million, reduced by a net increase in working capital items, resulted in $6.3 million of cash provided by operating activities. During the same six-month period, the Company expended a net amount of $0.6 million for the purchase of property, plant and equipment, primarily for the purchase of equipment for the Company’s aerospace development and manufacturing facility in Newton, Kansas and for the Company’s printed circuit materials manufacturing facility in Singapore, compared to a net amount of $2.6 million primarily for the installation of an additional advanced, high speed treater at the Company’s business unit in Singapore and the purchase of equipment for the Company’s aerospace development and manufacturing facility in Newton, Kansas and $1.1 million as additional payment for the acquisition of substantially all the assets and business of Nova Composites, Inc. in the six-month period ended August 28, 2011. In addition, the Company paid $4.1 million in dividends on its common stock in both the six-month period ended August 26, 2012 and the six-month period ended August 28, 2011. Net expenditures for property, plant and equipment were $4.0 million in the 2012 fiscal year and $2.8 million in the 2011 fiscal year.

During the 2012 fiscal year, the Company expended approximately $1.5 million for equipment for its expanded aerospace composite materials, parts and assemblies development and manufacturing facility in Newton, Kansas, and during the six months ended August 26, 2012, the Company expended approximately $0.2 million for equipment for such expanded facility.

At August 26, 2012 and at February 26, 2012, the Company had no long-term debt.

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

As of August 26, 2012, there were no material changes outside the ordinary course of the Company’s business in the Company’s contractual obligations disclosed in Item 7 of Part II of its Form 10-K Annual Report for the fiscal year ended February 26, 2012.

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

Allowances for Doubtful Accounts

Accounts receivable are due within established payment terms and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than established payment terms are considered past due. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company writes off accounts receivable when they become uncollectible.

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

Income Taxes

As part of the process of preparing its consolidated financial statements, the Company is required to estimate the income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s Consolidated Balance Sheets. The carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company's consolidated statement of operations, or conversely to further reduce the existing valuation allowance resulting in less income tax expense. The Company evaluates the realizability of the deferred tax assets quarterly and assesses the need for additional valuation allowances quarterly.

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

Restructurings

In the Company’s 2013 fiscal year second quarter, the Company’s Nelco Technology (Zhuhai FTZ) Ltd. facility, located in the Free Trade Zone in Zhuhai, China, ceased its operations. As the Company previously reported during its 2013 fiscal year second quarter, the Company expects to record total pre-tax charges of approximately $3.2 million as the result of the cessation of operations at Nelco Technology (Zhuhai FTZ) Ltd. The charges include non-cash charges of approximately $2.4 million and cash charges of approximately $0.8 million. The Company recorded approximately $2.5 million of these charges in the 2013 fiscal year second quarter ended August 26, 2012 and expects to record the balance of the charges during the remaining two quarters of the current fiscal year ending March 3, 2013 and the first quarter of the 2014 fiscal year.

In the 2012 fiscal year fourth quarter, the Company announced that its PACM facility, located in Waterbury, Connecticut, would be closing its operations after the completion of the transfer of its aerospace composite materials manufacturing activities to the Company’s PATC facility located at the Newton, Kansas Airport and that, as the result of the closure, it expected to record total pre-tax restructuring charges of approximately $3 million and that it expected to record approximately half of such charges in the 2012 fiscal year fourth quarter and to record the balance of such charges during the 2013 fiscal year. The Company recorded a pre-tax charge of $1.3 million in the 2012 fiscal year fourth quarter in connection with such closure and now expects to record a pre-tax charge of $1.1 million during the 2013 fiscal year and no further charge in connection with such closure.

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

Contingencies

The Company is subject to a number of proceedings, lawsuits and other claims related to environmental, employment, product and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes in these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters.

In April 2008, the Company’s wholly owned subsidiary, PASC, acquired substantially all the assets and business of Nova Composites, Inc., a manufacturer of composite parts and assemblies and the tooling for such parts and assemblies, located in Lynnwood, Washington, for a cash purchase price of $4.5 million paid at the closing of the acquisition and up to an additional $5.5 million payable over five years depending on the achievement of specified earn-out objectives. The Company has paid $3.2 million of such additional $5.5 million over the past three fiscal years. However, the Company has recently disputed the purchase price, including the earn-out payments.

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

The Company's market risk exposure at August 26, 2012 is consistent with, and not greater than, the types of market risk and amount of exposures presented in Park’s Annual Report on Form 10-K for the fiscal year ended February 26, 2012.

Item 4.	Controls and Procedures.

(a)	Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of August 26, 2012, the end of the quarterly fiscal period covered by this quarterly report.

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

In June 2012, Isola USA Corporation (“Isola”) filed a complaint against the Company and its Nelco Products, Inc. and Neltec, Inc. subsidiaries in the United States District Court for the District of Arizona, in Phoenix, Arizona, alleging that the sales of certain products by the Company and the two aforementioned subsidiaries in the United States infringe two United States patents owned by Isola. Isola amended the complaint in August 2012 to add a third United States patent. In the complaint, as amended, Isola is seeking an injunction against the Company and the two aforementioned subsidiaries and unspecified damages. The complaint has not been served on the Company or the subsidiaries.

The Company believes that it and the subsidiaries have not infringed Isola’s patents and that the patents are invalid.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors as previously disclosed in the Company’s Form 10-K Annual Report for the fiscal year ended February 26, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to shares of the Company's Common Stock acquired by the Company during each month included in the Company’s 2013 fiscal year second quarter ended August 26, 2012.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

May 28 – June 26	0	$-	0

June 27 – July 26	0	-	0

July 27 – August 26	0	-	0

Total	0	$-	0	2,000,000	(a)

(a)	Aggregate number of shares available to be purchased by the Company pursuant to a previous share purchase authorization announced on October 20, 2004. Pursuant to such authorization, the Company is authorized to purchase its shares from time to time on the open market or in privately negotiated transactions.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 26, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at August 26, 2012 (unaudited) and February 26, 2012, (ii) Consolidated Statements of Operations for the 13 weeks and 26 weeks ended August 26, 2012 and August 28, 2011 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the 13 weeks and 26 weeks ended August 26, 2012 and August 28, 2011, and (iv) Condensed Consolidated Statements of Cash Flows for the 26 weeks ended August 26, 2012 and August 28, 2011 (unaudited) +

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

Park Electrochemical Corp.
(Registrant)

/s/ Brian E. Shore
Date: October 4, 2012	Brian E. Shore
President and Chief Executive Officer
(principal executive officer)

/s/ P. Matthew Farabaugh
Date: October 4, 2012	P. Matthew Farabaugh
Vice President and Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit No.	Name	Page

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)	34

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)	36

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	38

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	39

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 26, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at August 26, 2012 (unaudited) and February 26, 2012, (ii) Consolidated Statements of Operations for the 13 weeks and 26 weeks ended August 26, 2012 and August 28, 2011 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the 13 weeks and 26 weeks ended August 26, 2012 and August 28, 2011, and (iv) Condensed Consolidated Statements of Cash Flows for the 26 weeks ended August 26, 2012 and August 28, 2011 (unaudited)*+

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

