Form 10-Q
period 2012-11-25
PARK ELECTROCHEMICAL CORP
filed 2013-01-04
CIK 76267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 25, 2012

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
if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,798,112 as of January 2, 2013.

PARK ELECTROCHEMICAL CORP.

AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PARK ELECTROCHEMICAL CORP.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	November 25, 2012	February 26, 2012*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$152,943	$129,503
Marketable securities (Note 4)	120,567	139,282
Accounts receivable, less allowance for doubtful accounts of $591 and $598, respectively	25,057	23,533
Inventories (Note 5)	15,899	15,823
Prepaid expenses and other current assets	3,706	3,449
Total current assets	318,172	311,590

Property, plant and equipment, net	32,995	38,695
Goodwill and other intangible assets	9,776	7,661
Other assets	8,475	8,042
Total assets	$369,418	$365,988

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,331	$8,427
Accrued liabilities (Note 7)	10,897	8,816
Income taxes payable	1,448	4,198
Total current liabilities	18,676	21,441

Deferred income taxes	1,011	1,062
Other liabilities (Note 7)	274	274
Total liabilities	19,961	22,777

Commitments and contingencies (Note 13)

Shareholders' equity:
Common stock	2,080	2,079
Additional paid-in capital	157,917	157,115
Retained earnings	188,590	181,941
Treasury stock, at cost	(94)	(1)
Accumulated other comprehensive income	964	2,077
Total shareholders' equity	349,457	343,211
Total liabilities and shareholders’equity	$369,418	$365,988

*The balance sheet at February 26, 2012 has been derived from the audited financial statements at that date.

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	13 weeks ended		39 weeks ended
	(Unaudited)		(Unaudited)
	November 25,	November 27,	November 25,	November 27,
	2012	2011	2012	2011
Net sales	$41,265	$47,312	$133,741	$149,578

Cost of sales	28,725	34,316	95,026	106,077

Gross profit	12,540	12,996	38,715	43,501

Selling, general and administrative expenses	6,365	6,991	20,012	21,443

Restructuring charges (Note 7)	559	-	3,095	-

Earnings from operations	5,616	6,005	15,608	22,058

Interest and other income (Note 8)	143	188	520	2,203

Earnings from operations before income taxes	5,759	6,193	16,128	24,261

Income tax provision	1,049	814	3,239	3,970

Net earnings	$4,710	$5,379	$12,889	$20,291

Earnings per share (Note 9)
Basic	$0.23	$0.26	$0.62	$0.98
Diluted	$0.23	$0.26	$0.62	$0.98

Weighted average number of common and common equivalent shares outstanding:
Basic shares	20,801	20,754	20,799	20,739
Diluted shares	20,803	20,756	20,824	20,784

Dividends declared per share	$0.10	$0.10	$0.30	$0.30

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	13 weeks ended		39 weeks ended
	(Unaudited)		(Unaudited)
	November 25,	November 27,	November 25,	November 27,
	2012	2011	2012	2011

Net earnings	$4,710	$5,379	$12,889	$20,291
Other comprehensive income:
Exchange rate changes (Note 7)	189	(162)	(1,094)	62

Net unrealized gains (losses) on marketable securities,net of tax:

Unrealized gains on marketable securities during the period	24	55	94	263

Less: losses in net earnings	(41)	(52)	(116)	(81)
Net unrealized (losses) gains on marketable securities, net of tax	(17)	3	(22)	182
Comprehensive income	$4,882	$5,220	$11,773	$20,535

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	39 weeks ended
	(Unaudited)
	November 25,	November 27,
	2012	2011
Cash flows from operating activities:
Net earnings	$12,889	$20,291
Depreciation and amortization	3,204	4,293
Amortization of bond premium	1,140	1,049
Stock-based compensation	643	572
Impairment of fixed assets (Note 7)	3,620	-
Non-cash restructuring charges (Note 7)	(1,465)	-
Change in operating assets and liabilities	(6,773)	(3,447)
Net cash provided by operating activities	13,258	22,758

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,190)	(3,448)
Purchases of marketable securities	(118,627)	(118,486)
Proceeds from sales and maturities of marketable securities	136,200	131,258
Business acquisition	-	(1,100)
Net cash provided by investing activities	16,383	8,224

Cash flows from financing activities:
Dividends paid	(6,239)	(6,220)
Proceeds from exercise of stock options	159	751
Tax benefits from exercise of stock options	-	52
Purchase of treasury stock	(93)	-
Net cash used in financing activities	(6,173)	(5,417)

Change in cash and cash equivalents before exchange rate changes	23,468	25,565
Effect of exchange rate changes on cash and cash equivalents	(28)	(111)
Change in cash and cash equivalents	23,440	25,454
Cash and cash equivalents, beginning of period	129,503	112,195
Cash and cash equivalents, end of period	$152,943	$137,649

Supplemental cash flow information:
Cash paid during the period for income taxes	$5,998	$6,929

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except per share and option amounts)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of November 25, 2012, the consolidated statements of operations and the consolidated statements of comprehensive income for the 13 weeks and 39 weeks ended November 25, 2012 and November 27, 2011 and the condensed consolidated statements of cash flows for the 39 weeks then ended have been prepared by Park Electrochemical Corp. (the “Company”), without audit. In the opinion of management, these unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at November 25, 2012 and the results of operations and cash flows for all periods presented.

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

During the 39 weeks ended November 25, 2012, the Company impaired the long lived assets of Nelco Technology (Zhuhai FTZ) Ltd. See Note 7.

4.	MARKETABLE SECURITIES

The following is a summary of available-for-sale securities:

	Gross	Gross
	Unrealized	Unrealized	Estimated
	Gains	Losses	Fair Value

November 25, 2012:
U.S. Treasury and other government securities	$37	$25	$85,193
U.S. corporate debt securities	-	47	35,374
Total marketable securities	$37	$72	$120,567

February 26, 2012:
U.S. Treasury and other government securities	$41	$53	$93,479
U.S. corporate debt securities	61	12	45,803
Total marketable securities	$102	$65	$139,282

The estimated fair values of such securities were determined based on observable inputs, which were quoted market prices for identical assets in active markets. The estimated fair values of such securities at November 25, 2012, by contractual maturity, are shown below:

Due in one year or less	$62,872
Due after one year through five years	57,695
$120,567

5.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

	November 25,	February 26,
	2012	2012

Raw materials $ 8,944	$8,774
Work-in-progress	2,574	2,632
Finished goods	4,088	4,097
Manufacturing supplies	293	320
	$15,899	$15,823

6.	STOCK-BASED COMPENSATION

As of November 25, 2012, the Company had a 2002 Stock Option Plan, and no other stock-based compensation plan. The 2002 Stock Option Plan has been approved by the Company’s shareholders and provides for the grant of stock options to directors and key employees of the Company. All options granted under such Plan have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant, which, pursuant to the terms of the Plan, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted. Options granted under the Plan become exercisable 25% one year from the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire 10 years from the date of grant.

Options to purchase a total of 1,800,000 shares of common stock were authorized for grant under the Plan. At November 25, 2012, 1,628,966 shares of common stock of the Company were reserved for issuance upon exercise of stock options under the Plan and 605,875 options were available for future grant under the Plan. Options to purchase 205,520 shares of common stock were granted during the 13 weeks and 39 weeks ended November 25, 2012.

The Company records its stock-based compensation at fair value. The weighted average fair value for options was estimated at the date of grant, using the Black Scholes option-pricing model, to be $8.56 for the first 39 weeks of fiscal year 2013, with the following assumptions: risk free interest rate of 1.5%-1.80%; expected volatility factors of 35.02% - 37.06%; expected dividend yield of 1.54%-1.65%; and estimated option terms of 5.7 – 6.9 years.

The risk free interest rate is based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the estimated term of the options at the date of the grant. Volatility is based on historical volatility of the Company’s common stock. The expected dividend yield is based on the historical regular cash dividends per share paid by the Company and on the exercise price of the options granted during the 39 weeks ended November 25, 2012. The estimated term of the options is based on evaluations of historical and expected future employee exercise behavior.

The future compensation expense to be recognized in earnings before income taxes for options outstanding at November 25, 2012 is $2,877 and will be recognized over the remaining three months of the current fiscal year and over the 2014, 2015, 2016 and 2017 fiscal years.

The following is a summary of option activity for the 39 weeks ended November 25, 2012:

			Weighted
			Average
		Weighted	Remaining
		Average	Contract	Aggregated
		Exercise	Life in	Intrinsic
	Options	Price	Months	Value
Outstanding at February 26, 2012	915,951	$25.40	70.98	$4,338
Granted	205,520	25.60
Exercised	(6,587)	25.20
Terminated or expired	(91,763)	25.96

Outstanding at November 25, 2012	1,023,121	$25.39	74.68	$486
Exercisable at November 25, 2012	642,795	$25.76	53.47	$276

No options were exercised during the 13 weeks ended November 25, 2012 or November 27, 2011. The total intrinsic values of options exercised during the 39 weeks ended November 25, 2012 and November 27, 2011 were $13 and $162, respectively.

7.	RESTRUCTURING CHARGES

During the 13 weeks and 39 weeks ended November 25, 2012, the Company recorded restructuring charges of $150 and $2,675, respectively, related to the closure of the Company’s Nelco Technology (Zhuhai FTZ) Ltd. business unit located in Zhuhai, China. As a result of the closure, the Company expects the total restructuring charges to be $3,200 and expects to record the remaining charges of $525 within the next nine months. The charges include a non-cash asset impairment charge of $3,620 and are net of the recapture of a non-cash cumulative currency translation adjustment of $1,465. The reclassification adjustment of the non-cash cumulative currency translation adjustment is included in exchange rate changes in the consolidated statements of comprehensive income. The Company has a building with a carrying value of $1,890 which is held for sale at its Nelco Technology (Zhuhai FTZ) Ltd. business unit. The Company ceased depreciating this building during the 2013 fiscal year second quarter and expects to sell the building within the next twelve months. The restructuring charges included liabilities remaining at November 25, 2012 of $368 which are expected to be paid within the next nine months.

During the 2012 fiscal year fourth quarter, the Company recorded pre-tax charges of $1,250 related to the closure of the Company’s Park Advanced Composite Materials, Inc. business unit located in Waterbury, Connecticut. The charges for closure of the business unit included a non-cash asset impairment charge of $928. As a result of the closure, the Company expects to record total pre-tax restructuring charges of $2,400. During the 13 weeks and 39 weeks ended November 25, 2012, the Company recorded $409 and $420, of such charges, and the Company expects to record the remaining $730 of such charges during the remainder of the 2013 fiscal year. The Company paid $423 and $691 of such charges in the 13 weeks and 39 weeks, respectively, ended November 25, 2012 and expects to pay the remaining $781 during the 2013 fiscal year. The restructuring charges included liabilities remaining at November 25, 2012 and February 26, 2012 of $51 and $322, respectively.

As of February 26, 2012, the Company had remaining obligations and potential liabilities in the aggregate amount of $1,187 related to the closure of the Neltec Europe SAS printed circuit materials business unit. The Company paid $30 and $91 of these obligations in the 13 weeks and 39 weeks, respectively, ended November 25, 2012 and expects to settle the remaining $1,096 during the 2013 fiscal year.

During the 2004 fiscal year, the Company recorded charges related to the realignment of its North American volume printed circuit materials operations. The charges were for employment termination benefits of $1,258, which were fully paid in fiscal year 2004, and lease and other obligations of $7,292. All costs other than the lease obligations were settled prior to fiscal year 2007. The future lease obligations are payable through September 2013. The remaining balances on the lease obligations relating to the realignment were $120 and $434 as of November 25, 2012 and February 26, 2012, respectively. For the 13 weeks and 39 weeks ended November 25, 2012, the Company applied $142 and $314 of lease payments against such lease obligations.

8.	SETTLEMENTS OF LAWSUITS

During the 39 weeks ended November 27, 2011, the Company recorded pre-tax other income of $1,598 resulting from the settlements of (a) a lawsuit for an insurance claim for business interruption at the Company’s Neltec, Inc. business unit in Tempe, Arizona in the 2003 fiscal year caused by the explosion and resulting destruction of a treater at the Company’s business unit in Singapore and (b) a lawsuit pertaining to defective equipment purchased by the Company’s Park Aerospace Technologies Corp. business unit in Newton, Kansas. The gain has been recorded in interest and other income in the consolidated statement of operations.

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

The following table sets forth the calculation of basic and diluted earnings per share for the 13 weeks and 39 weeks ended November 25, 2012 and November 27, 2011.

	13 weeks ended		39 weeks ended
	November 25,	November 27,	November 25,	November 27,
	2012	2011	2012	2011
Net earnings	$4,710	$5,379	$12,889	$20,291
Weighted average common shares outstanding for basic EPS	20,801	20,754	20,799	20,739

Net effect of dilutive options	2	2	25	45

Weighted average shares outstanding for diluted EPS	20,803	20,756	20,824	20,784

Basic earnings per share	$0.23	$0.26	$0.62	$0.98
Diluted earnings per share	$0.23	$0.26	$0.62	$0.98

Common stock equivalents with exercise prices greater than the average market price of the common stock were not included in the computation of diluted earnings per share because the effect would have been antidilutive. The amounts of such common stock equivalents were 564,000 and 504,000 for the 13 weeks ended November 25, 2012 and November 27, 2011, respectively, and 327,000 and 283,000 for the 39 weeks ended November 25, 2012 and November 27, 2011, respectively.

10.	SHAREHOLDERS’ EQUITY

During the 39 weeks ended November 25, 2012, the Company issued 6,587 shares pursuant to the exercise of stock options and recognized stock-based compensation expense and tax benefits from stock-based compensation of $643 and $0, respectively. These transactions resulted in the $802 increase in additional paid-in capital during the period.

The Company announced on October 18, 2012 that its Board of Directors had authorized the Company’s purchase, on the open market and in privately negotiated transactions, of up to 1,000,000 shares of its common stock, representing approximately 5% of the Company’s 20,802,020 total outstanding shares as of the close of business on October 17, 2012. During the 13 weeks ended November 25, 2012, the Company purchased 3,905 shares pursuant to such authorization at an aggregate purchase price of $93, leaving 996,095 shares that may be purchased pursuant to such authorization.

11.	INCOME TAXES

The Company’s effective tax rates for the 13-week and 39-week periods ended November 25, 2012 were 18.2% and 20.1%, respectively, compared to 13.1% and 16.4%, respectively, for the 13-week and 39-week periods ended November 27, 2011. The effective rates varied from the U.S. Federal statutory rate primarily due to foreign income taxed at lower rates.

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

Sales are attributed to geographic region based upon the region in which the materials were delivered to the customer.

Financial information concerning the Company's operations by geographic region follows:

	13 weeks ended		39 weeks ended
	November 25,	November 27,	November 25,	November 27,
	2012	2011	2012	2011
Sales:
North America	$18,860	$21,860	$59,895	$65,944
Europe	3,519	6,945	13,037	18,847
Asia	18,886	18,507	60,809	64,787
Total sales	$41,265	$47,312	$133,741	$149,578

	November 25, 2012	February 26, 2012
Long-lived assets:
North America	$36,221	$35,419
Europe	339	395
Asia	14,686	18,584
Total long-lived assets	$51,246	$54,398

13.	COMMITMENTS AND CONTINGENCIES

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

The $1,312 charge in the 39 weeks ended November 28, 2010 related to the closure, in January of 2009, of the Company’s Neltec Europe SAS digital electronic materials business unit located in Mirabeau, France included an amount relating to certain employment litigation initiated in France after the closure and concluded in the 2013 fiscal year fourth quarter. See Note 7.

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

The total costs incurred by the Company and its subsidiaries in connection with these sites, including legal fees incurred by the Company and its subsidiaries and their assessed share of remediation costs and excluding amounts paid or reimbursed by insurance carriers, were approximately $21 and $44, respectively, in the 13 weeks and 39 weeks ended November 25, 2012 and approximately $10 and $51, respectively, in the 13 weeks and 39 weeks ended November 27, 2011.

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

c.	Acquisition - In April 2008, the Company’s wholly owned subsidiary, Park Aerospace Structures Corp., acquired substantially all the assets and business of Nova Composites, Inc., a manufacturer of composite parts and assemblies and the tooling for such parts and assemblies, located in Lynnwood, Washington, for a cash purchase price of $4.5 million paid at the closing of the acquisition and up to an additional $5.5 million payable over five years depending on the achievement of specified earn-out objectives. The Company paid $3.2 million of such additional $5.5 million over the past three fiscal years but disputed the purchase price, including the earn-out payments, in the 2013 fiscal year first quarter. The Company resolved such dispute and paid an additional $2.2 million in the 2013 fiscal year fourth quarter. The Company expects to pay no additional amounts in connection with such acquisition.

14.	RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that eliminates the option of presenting components of Other Comprehensive Income (“OCI”) as part of the statement of shareholders' equity. The guidance instead requires the reporting of OCI in a single continuous statement of comprehensive income or in a separate statement immediately following the statement of earnings. The Company adopted the guidance effective February 27, 2012, and the guidance did not impact the Company’s results of operations, cash flows or financial condition.

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

Park Electrochemical Corp. (“Park” or the “Company”) is a global advanced materials company which develops, manufactures, markets and sells high-technology digital and RF/microwave printed circuit materials principally for the telecommunications and internet infrastructure and high-end computing markets and advanced composite materials, parts and assemblies for the aerospace markets. The Company’s core capabilities are in the areas of polymer chemistry formulation and coating technology. The Company’s manufacturing facilities are located in Singapore, France, Kansas, Arizona and California. The Company also maintains research and development facilities in Arizona, Kansas and Singapore.

The Company's total net sales in the three months ended November 25, 2012 were lower than in the three months ended November 27, 2011 primarily as a result of lower sales of the Company’s printed circuit materials products in North America and Europe, which were partially offset by a small increase in sales in Asia. The Company’s total net sales in the three months ended November 25, 2012 were also lower than its total net sales in the three months ended August 26, 2012. The Company’s total net sales also declined in the nine-months ended November 25, 2012 compared to last year’s comparable period primarily as a result of lower sales of printed circuit materials products in North America, Europe and Asia. The Company’s sales of aerospace composite materials, parts and assemblies were also lower in both the three-month and nine-month periods ended November 25, 2012 than in last fiscal year’s comparable periods.

The Company’s earnings from operations and net earnings were lower in the three-month and nine-month periods ended November 25, 2012 than in the prior fiscal year’s comparable periods primarily as a result of the declines in the Company’s total net sales in the 2013 fiscal year periods compared to the 2012 fiscal year comparable periods and due to the restructuring charges related to the closures of the Park Advanced Composite Materials, Inc. (“PACM”) facility located in Waterbury, Connecticut and the Nelco Technology (Zhuhai FTZ) Ltd. (“Nelco Zhuhai”) facility located in the Free Trade Zone in Zhuhai, China.

The decline in sales and the restructuring charges in the three months ended November 25, 2012 were partially offset by an improvement in the Company’s gross profit margin in such three months, which resulted from the improved operating performance of the Company’s aerospace activities, the elimination of the additional costs associated with transferring aerospace composite materials manufacturing from the Company’s PACM facility to the Company’s Park Aerospace Technologies Corp. (“PATC”) facility located in Newton, Kansas in prior periods and the cost reductions resulting from the closures of the Company’s PACM facility and Nelco Zhuhai facility in the three months ended November 25, 2012. The Company’s earnings from operations in the three months ended November 25, 2012 would have exceeded the earnings from operations in the prior year’s comparable period if the restructuring charges had not been incurred in the 2013 fiscal year three-month period.

The decline in sales and the restructuring charges in the nine-month period ended November 25, 2012 were partially offset by the cost reductions resulting from the closures of the Company’s PACM and Nelco Zhuhai facilities. In addition, the declines in sales and the restructuring charges in both 2013 fiscal year periods were also partially offset by the benefits from the higher percentages of sales of higher margin, high performance printed circuit materials products in the three-month and nine-month periods ended November 25, 2012 than in the 2012 fiscal year comparable periods, by lower depreciation expense and lower selling, general and administrative expenses in the 2013 fiscal year periods than in the 2012 fiscal year comparable periods and, in the nine-month period, by the lower income tax provision than in the 2012 fiscal year comparable period. The Company’s net earnings in the 2013 fiscal year periods were also adversely affected by the lower interest and other income realized by the Company in such periods than in the 2012 fiscal year comparable periods.

Interest and other income was lower in the nine-month period ended November 25, 2012 than in the 2012 fiscal year comparable period due primarily to the Company’s recognition of pre-tax other income of $1.6 million in the 2012 fiscal year second quarter resulting from the settlement of a lawsuit for an insurance claim for business interruption at the Company’s Neltec, Inc. business unit in Tempe, Arizona in the 2003 fiscal year caused by the explosion and resulting destruction of a treater at the Company’s business unit in Singapore and the settlement of a lawsuit pertaining to defective equipment purchased by the Company’s PATC business unit in Newton, Kansas.

The declines in sales of printed circuit materials products resulted in lower gross profits and lower earnings from operations in the 2013 fiscal year periods compared to the 2012 fiscal year comparable periods. However, the Company’s gross profit margin, measured as a percentage of sales, improved to 30.4% in the 2013 fiscal year third quarter from 27.5% in the 2012 fiscal year third quarter and declined by only 0.2% to 28.9% in the 2013 fiscal year first nine months from 29.1% in the 2012 fiscal year comparable period.

The Company’s operating and earnings performances in both the 2013 and 2012 fiscal year first nine months were adversely affected by additional, and in some instances duplicative, costs associated with transferring aerospace composite materials manufacturing from the Company’s PACM facility in Waterbury, Connecticut to the Company’s PATC facility in Newton, Kansas. Such costs were eliminated in the 2013 fiscal year third quarter by the closure of the PACM facility.

The global markets for the Company’s printed circuit materials products continue to be very difficult to forecast, and it is not clear to the Company what the condition of the global markets for the Company’s printed circuit materials products will be in the 2013 fiscal year fourth quarter or beyond. Further, the Company is not able to predict the impact the current global economic and financial conditions will have on the markets for its aerospace composite materials, parts and assemblies in the 2013 fiscal year fourth quarter or beyond.

In the Company’s 2013 fiscal year second quarter, the Company’s Nelco Zhuhai facility, located in the Free Trade Zone in Zhuhai, China, ceased its operations. As the Company previously reported during its 2013 fiscal year second quarter, the Company expects to record total pre-tax charges of approximately $3.2 million as the result of the cessation of operations at Nelco Zhuhai. In connection with the closure of such facility, the Company recorded approximately $2.5 million of such charges in the 2013 fiscal year second quarter ended August 26, 2012 and approximately $150 of such charges in the 2013 fiscal year third quarter ended November 25, 2012 and expects to record the balance of such charges during the fourth quarter of the current fiscal year ending March 3, 2013 and the first quarter of the 2014 fiscal year. The Nelco Zhuhai business unit will have no further impact on the consolidated financial condition or results of operations of Park Electrochemical Corp. after such balance of the charges has been recorded. The Company plans to supply and fully support all its customers in Asia from its Nelco Products Pte. Ltd. business unit in Singapore. Consistent with this plan, the manufacturing activities conducted by Nelco Zhuhai will be conducted by Nelco Products Pte. Ltd. in Singapore in the future, and the Company does not expect that the cessation of operations of Nelco Zhuhai will result in the loss of any business by the Company.

In the 2012 fiscal year fourth quarter, the Company announced that its PACM facility, located in Waterbury, Connecticut, would be closing its operations after the completion of the transfer of PACM’s aerospace composite materials manufacturing activities to the Company’s PATC facility in Kansas. Such transfer was completed in the third quarter of the 2013 fiscal year.

The transfer of aerospace composite materials manufacturing activities from the Company’s PACM facility to its PATC facility, together with the transfer of aerospace composite parts and assemblies manufacturing activities from the Company’s Park Aerospace Structures Corp. (“PASC”) facility in Lynnwood, Washington to its PATC facility, which was completed in the 2012 fiscal year fourth quarter, consolidated all of the Company’s North American aerospace composite materials, parts and assemblies manufacturing, development and design activities at its PATC facility. The completion of the consolidation of the Company’s aerospace composite materials, parts and assemblies manufacturing activities eliminated the additional, and in some cases duplicative, costs which the Company had incurred in connection with the start-up of PATC and the transfer of such manufacturing activities from PACM and PASC to PATC.

In the 2012 fiscal year fourth quarter, the Company reported that, as the result of the closure of PACM, it expected to record total pre-tax restructuring charges of approximately $3 million and that it expected to record approximately half of such charges in the 2012 fiscal year fourth quarter and to record the balance of such charges during the 2013 fiscal year; and the Company stated that after the closure is completed, the PACM business operations will have no further impact on the consolidated financial condition or results of operations of the Company. The Company recorded pre-tax charges of $1.3 million in the 2012 fiscal year fourth quarter, $11,000 in the 2013 fiscal year first quarter and nil in the 2013 fiscal year second quarter in connection with such closure. In the 2013 fiscal year third quarter, the Company recorded an additional pre-tax charge of $409,000 in connection with such closure and now expects to record a pre-tax charge of $0.7 million during the remainder of the 2013 fiscal year and no further charge in connection with such closure.

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

Three and Nine Months Ended November 25, 2012 Compared with Three and Nine Months Ended November 27, 2011:

The Company’s total net sales were lower in the three-month period ended November 25, 2012 than in the three-month period ended November 27, 2011 primarily as a result of lower sales of the Company’s printed circuit materials products in North America and Europe, which were partially offset by a small increase in sales in Asia. The Company’s total sales were also lower in the three-month period ended November 25, 2012 than in the three-month period ended August 26, 2012 primarily as a result of lower sales of printed circuit materials products in North America, Europe and Asia.

The Company’s total net sales and its net sales of printed circuit materials products were also lower in the nine-month period ended November 25, 2012 compared to last year’s comparable period as a result of lower sales of printed circuit materials products in North America, Europe and Asia.

The Company’s sales of aerospace composite materials, parts and assemblies products were also lower in both the three-month and nine-month periods ended November 25, 2012 compared to last year’s comparable periods. Net sales of the Company’s aerospace composite materials, parts and assemblies products were $5.5 million and $18.9 million in the three months and nine months, respectively, ended November 25, 2012, or 13% and 14% of the Company’s total net sales worldwide in the three months and nine months, respectively, ended November 25, 2012 compared to $7.0 million and $19.8 million in the three months and nine months, respectively, ended November 27, 2011, or 15% and 13%, respectively, of the Company’s total net sales worldwide in the 2012 fiscal year comparable periods.

Although the Company’s total net sales declined in the three months ended November 25, 2012 compared to the prior year’s comparable period, the Company’s gross profit margin, as a percentage of sales, increased to 30.4% in the current year three-month period from 27.5% in the prior year’s comparable period. The Company’s gross profit margin in the nine-month period ended November 25, 2012 declined only slightly to 28.9% from 29.1% in the comparable 2012 fiscal year period.

The Company’s earnings from operations and net earnings in the three-month and nine-month periods ended November 25, 2012 benefitted from lower selling, general and administrative expenses than in the 2012 fiscal year comparable periods but were adversely affected by the pre-tax charges related to the closures of the Company’s PACM and Nelco Zhuhai facilities. The Company’s net earnings in the nine-month period ended November 27, 2011 benefited from higher interest and other income resulting from the settlement of certain lawsuits.

The Company’s earnings from operations and net earnings in the nine months ended November 25, 2012 and in the three months and nine months ended November 27, 2011 were reduced by additional, and in some instances duplicative, costs associated with transferring aerospace composite materials manufacturing from the Company’s PACM facility in Waterbury, Connecticut to the Company’s PATC facility in Newton, Kansas. Such costs were eliminated in the three months ended November 25, 2012 by the closure of the PACM facility.

Results of Operations

The Company’s total net sales worldwide in the three-month period ended November 25, 2012 declined 13% to $41.3 million from $47.3 million in last fiscal year’s comparable period. The Company’s total net sales worldwide for the nine-month period ended November 25, 2012 decreased 11% to $133.7 million from $149.6 million in last fiscal year’s comparable period.

The lower total net sales in the 2013 fiscal year three-month period were the result of lower unit volumes of printed circuit materials products shipped to the Company’s customers in North America and Europe and lower unit volumes of the Company’s aerospace composite materials, parts and assemblies products shipped by the Company’s operations in North America, Europe and Asia, which were partially offset by the higher unit volumes of printed circuit materials products shipped to the Company’s customers in Asia in such period.

The lower total net sales in the 2013 fiscal year nine-month period were the result of lower unit volumes of printed circuit materials products shipped to the Company’s customers in North America, Europe and Asia and lower unit volumes of the Company’s aerospace composite materials, parts and assemblies products shipped by the Company’s operations in North America, Asia and Europe.

The Company’s total net sales of its aerospace composite materials, parts and assemblies products were $5.5 million and $18.9 million in the three months and nine months, respectively, ended November 25, 2012, or 13% and 14%, respectively, of the Company’s total net sales worldwide in such periods, compared to $7.0 million and $19.8 million in the three months and nine months, respectively, ended November 27, 2011, or 15% and 13%, respectively, of the Company’s total net sales worldwide in such periods.

The Company’s foreign sales were $22.4 million and $73.8 million, respectively, or 54% and 55%, respectively, of the Company’s total net sales worldwide during the three-month and nine-month periods ended November 25, 2012, compared to $25.5 million and $83.6 million, respectively, of foreign sales, or 54% and 56%, respectively, of total net sales worldwide, during last year’s comparable periods. The Company’s foreign sales decreased 12% during the three months ended November 25, 2012 from last year’s comparable period as a result of a decrease in sales in Europe, partially offset by a small increase in sales in Asia, and decreased 12% during the nine months ended November 25, 2012 from last year’s comparable period as a result of decreases in sales in Europe and Asia.

In the three-month period ended November 25, 2012, the Company’s sales in North America, Asia and Europe were 46%, 46% and 8%, respectively, of the Company’s total net sales worldwide compared with 46%, 39% and 15%, respectively, for the three-month period ended November 27, 2011; and for the nine-month period ended November 25, 2012, the Company’s sales in North America, Asia and Europe were 45%, 45% and 10%, respectively, of the Company’s total net sales worldwide compared with 44%, 43% and 13%, respectively, for the nine-month period ended November 27, 2011. The Company’s sales in North America decreased 14%, its sales in Europe decreased 49% and its sales in Asia increased 2% in the three-month period ended November 25, 2012 compared with the three-month period ended November 27, 2011, and its sales in North America decreased 9%, its sales in Asia decreased 6% and its sales in Europe decreased 31% in the nine-month period ended November 25, 2012 compared with the nine-month period ended November 27, 2011.

During the three-month and nine-month periods ended November 25, 2012, the Company’s total net sales worldwide of high performance printed circuit materials (non-FR4 printed circuit materials) were 82% of the Company’s total net sales worldwide of printed circuit materials, compared to 79% for each of last fiscal year’s comparable periods.

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

The Company’s cost of sales declined by 16% in the three-month period ended November 25, 2012 from the 2012 fiscal year comparable period primarily as a result of lower sales and lower production volumes, the improved operating performance of the Company’s aerospace activities, the elimination of the additional costs associated with transferring aerospace composite materials manufacturing from the Company’s PACM facility to the Company’s PATC facility in prior periods and the cost reductions resulting from the closures of the Company’s PACM facility and Nelco Zhuhai facility in the three months ended November 25, 2012. The Company’s costs of sales as a percentage of net sales declined to 69.6% in the three months ended November 25, 2012 from 72.5% in the three months ended November 27, 2011 resulting in a gross profit margin increase from 27.5% to 30.4%.

The Company’s cost of sales declined by 10% in the nine-month period ended November 25, 2012 from the 2012 fiscal year comparable period primarily as a result of lower sales and lower production volumes and the cost reductions resulting from the closures of the Company’s PACM facility and Nelco Zhuhai facility in the three months ended November 25, 2012. The Company’s cost of sales as a percentage of net sales increased to 71.1% in the nine months ended November 25, 2012 from 70.9% in the nine months ended November 27, 2011 resulting in a gross profit margin decrease from 29.1% to 28.9% in the nine months ended November 25, 2012.

The gross profit margins in both the 2013 fiscal year periods benefitted from the higher percentages of sales of higher margin, high performance printed circuit materials products, the lower depreciation expenses, the more favorable impact of changes in the cost of copper foil and lower rental expense at one of the Company’s business units in the 2013 fiscal year third quarter and first nine months than in the 2012 fiscal year comparable periods. The Company’s cost of sales in the 2013 fiscal year nine-month period and in both 2012 fiscal year periods were inflated by additional, and in some instances duplicative, costs associated with transferring aerospace composite materials manufacturing from the Company’s PACM facility in Waterbury, Connecticut to the Company’s PATC facility in Newton, Kansas.

Selling, general and administrative expenses declined by $0.6 million and $1.4 million, respectively, or by 9% and 7%, respectively, during the three-month period and nine-month period ended November 25, 2012 compared to last fiscal year’s comparable periods. However, these expenses, measured as percentages of sales, increased to 15.4% during the three months ended November 25, 2012 from 14.8% during last fiscal year’s comparable period and to 15.0% during the nine months ended November 25, 2012 from 14.3% during last year’s comparable period. Such expenses in the 2013 fiscal year first nine months and in the 2012 fiscal year third quarter and first nine months were impacted by additional, and in some instances duplicative, expenses associated with transferring aerospace composite materials manufacturing from the Company’s PACM facility in Waterbury, Connecticut to the Company’s PATC facility in Newton, Kansas. The declines in such expenses in the 2013 fiscal year periods were primarily the result of lower selling and freight expenses commensurate with lower sales than in the 2012 fiscal year comparable periods. Although such expenses declined in the 2013 fiscal year periods, they were inflated by heightened product sampling activities in the Company’s aerospace and printed circuit materials operations and increases in legal fees and expenses in such periods compared to the 2012 fiscal year comparable periods. Such expenses were also inflated by larger foreign exchange losses in the nine-month period ended November 25, 2012 than in the 2012 fiscal year comparable period and by a $250,000 donation to The Japanese Red Cross Society in the nine months ended November 27, 2011. Selling, general and administrative expenses included $0.3 million and $0.6 million, respectively, for the three-month and nine-month periods ended November 25, 2012 for stock option expenses compared to $0.2 million and $0.6 million, respectively, for the three-month and nine-month periods ended November 27, 2011.

During the three months ended November 25, 2012, the Company recorded additional pre-tax charges of $0.6 million in connection with the closures of its PACM and Nelco Zhuhai facilities; and during the nine months ended November 25, 2012, the Company recorded pre-tax charges totaling $3.1 million related primarily to such closures.

For the reasons set forth above, the Company’s earnings from operations were $5.6 million for the three months ended November 25, 2012, including the $0.6 million charge related to the closures of PACM and Nelco Zhuhai, compared to $6.0 million for the three months ended November 27, 2011, and its earnings from operations were $15.6 million for the nine months ended November 25, 2012, including the $3.1 million charge related to the closures of PACM and Nelco Zhuhai, compared to $22.1 million for the nine months ended November 27, 2011.

Interest and other income was $0.1 million and $0.5 million, respectively, for the three-month and nine-month periods ended November 25, 2012 compared to $0.2 million and $2.2 million, respectively, for last fiscal year’s comparable periods. The higher other income in the prior fiscal year nine-month period was due to the Company’s recognition of a gain of $1.6 million in the three months ended August 28, 2011 resulting from the settlement of a lawsuit for an insurance claim for business interruption at the Company’s Neltec, Inc. business unit in Tempe, Arizona in the 2003 fiscal year caused by the explosion and resulting destruction of a treater at the Company’s business unit in Singapore and the settlement of a lawsuit pertaining to defective equipment purchased by the Company’s PATC business unit in Newton, Kansas. During the 2013 and 2012 fiscal year periods, the Company earned interest income principally from its investments, which were primarily in short-term instruments and money market funds.

The Company’s effective income tax rates for the three-month and nine-month periods ended November 25, 2012 were 18.2% and 20.1%, respectively, compared to effective income tax rates for the three-month and nine-month periods ended November 27, 2011 of 13.1% and 16.4%, respectively. The higher effective income tax rates for the three and nine months ended November 25, 2012 than in the three and nine months ended November 27, 2011 were attributable principally to a change in the earnings mix between United States and foreign operations subject to different income tax rates, the expiration, on June 30, 2011, of Nelco Products Pte. Ltd.’s qualification and favorable tax rates under the development and expansion tax incentive in Singapore and the charge related to the closure of Nelco Zhuhai with no associated tax benefit.

The Company’s net earnings were $4.7 million for the three months ended November 25, 2012, including the $0.6 million charge related to the closures of PACM and Nelco Zhuhai, and $12.9 million for the nine months ended November 25, 2012, including the $3.1 million charge related to the closures of PACM and Nelco Zhuhai, compared to net earnings of $5.4 million for the three months ended November 27, 2011 and $20.3 million for the nine months ended November 27, 2011, including the $1.6 million of other income resulting from the settlements of the lawsuits described above. The net impact of the charges described above related to the closures of PACM and Nelco Zhuhai was to reduce net earnings by $0.4 million and $2.9 million, respectively, in the three months and nine months ended November 25, 2012. The impact of the other income resulting from the settlements of the lawsuits described above was to increase net earnings by $1.1 million in the nine months ended November 27, 2011.

Basic and diluted earnings per share were $0.23 for the three months ended November 25, 2012 and $0.62 for the nine months ended November 25, 2012, including in both periods the charges related to the closures of PACM and Nelco Zhuhai, compared to basic and diluted earnings per share of $0.26 for the three months ended November 27, 2011 and $0.98 for the nine months ended November 27, 2011, including the other income resulting from the settlements of the lawsuits. The net impact of the charges related to the closures of PACM and Nelco Zhuhai was to reduce basic and diluted earnings per share by $0.02 in the three months ended November 25, 2012 and to reduce basic and diluted earnings per share by $0.14 in the nine months ended November 25, 2012. The net impact of the other income resulting from the settlements of the lawsuits was to increase basic and diluted earnings per share by $0.05 in the nine months ended November 27, 2011.

Liquidity and Capital Resources:

At November 25, 2012, the Company's cash and marketable securities were $273.5 million compared to $268.8 million at February 26, 2012, the end of the Company's 2012 fiscal year. Of that $273.5 million, approximately $212.7 million was owned by certain of the Company’s wholly owned foreign subsidiaries. It is the Company’s practice and intent to reinvest undistributed earnings and related cash owned by its foreign subsidiaries in the operations of its foreign subsidiaries or in other foreign activities.

The Company's working capital (which includes cash and marketable securities) was $299.5 million at November 25, 2012 compared to $290.1 million at February 26, 2012. The increase in working capital at November 25, 2012 compared with February 26, 2012 was due principally to the increase in cash and marketable securities and increases in accounts receivable and other current assets and decreases in accounts payable and income taxes payable partially offset by an increase in accrued liabilities.

Accounts receivable at November 25, 2012 were 6% higher than at February 26, 2012 principally due to an increase in the number of days of sales in accounts receivable in the 2013 fiscal year third quarter compared to the 2012 fiscal year fourth quarter. At November 25, 2012, other current assets were 8% higher than at February 26, 2012 as a result of increases in prepaid insurance and property taxes. Accounts payable were 25% lower at November 25, 2012 than at February 26, 2012 primarily as a result of lower levels of purchasing activity during the three months ended November 25, 2012 than during the period ended February 26, 2012. The 66% decrease in income taxes payable from February 26, 2012 to November 25, 2012 was attributable principally to the Company’s payment of $0.7 million of Federal income taxes in the nine months ended November 25, 2012 after completion of an Internal Revenue Service examination of the Company’s tax returns for the 2009, 2010 and 2011 fiscal years. Accrued liabilities were 24% higher at November 25, 2012 than at February 26, 2012 as a result of the resolution of the dispute regarding the purchase price of the assets of Nova Composites, Inc.

The Company's current ratio (the ratio of current assets to current liabilities) was 17.0 to 1 at November 25, 2012 compared to 14.5 to 1 at February 26, 2012.

During the nine months ended November 25, 2012, net earnings from the Company's operations, before depreciation and amortization, amortization of bond premium, stock-based compensation, impairment of fixed assets and non-cash restructuring charges, of $20.0 million, reduced by a net increase in working capital items, resulted in 13.3 million of cash provided by operating activities. During the same nine-month period, the Company expended a net amount of $1.2 million for the purchase of property, plant and equipment, primarily for the purchase of equipment for the Company’s aerospace development and manufacturing facility in Newton, Kansas and for the Company’s printed circuit materials manufacturing facility in Singapore, compared to a net amount of $3.4 million for the purchase of property, plant and equipment, primarily for the installation of an additional advanced, high speed treater at the Company’s business unit in Singapore and the purchase of equipment for the facility in Kansas and $1.1 million as additional payment for the acquisition of substantially all the assets and business of Nova Composites, Inc. in the nine-month period ended November 27, 2011. In addition, the Company paid $6.2 million in dividends on its common stock in both the nine-month period ended November 25, 2012 and the nine-month period ended November 27, 2011. Net expenditures for property, plant and equipment were $4.0 million in the 2012 fiscal year and $2.8 million in the 2011 fiscal year.

During the 2012 fiscal year, the Company expended approximately $1.5 million for equipment for its expanded aerospace composite materials, parts and assemblies development and manufacturing facility in Newton, Kansas, and during the nine months ended November 25, 2012, the Company expended approximately $0.3 million for equipment for such expanded facility.

In the first quarter of the Company’s 2009 fiscal year, the Company’s wholly owned subsidiary, Park Aerospace Structures Corp., acquired substantially all the assets and business of Nova Composites, Inc., a manufacturer of aircraft composite parts and assemblies and the tooling for such parts and assemblies, located in Lynnwood, Washington, for a cash purchase price of $4.5 million paid at the closing of the acquisition and up to an additional $5.5 million payable over five years depending on the achievement of specified earn-out objectives. The Company paid $3.2 million of such additional $5.5 million over the past three fiscal years but disputed the purchase price, including the earn-out payments, in the 2013 fiscal year first quarter. The Company resolved such dispute and paid an additional $2.2 million in the 2013 fiscal year fourth quarter. The Company expects to pay no additional amounts in connection with such acquisition.

At November 25, 2012 and at February 26, 2012, the Company had no long-term debt.

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

The Company's contractual obligations and other commercial commitments to make future payments under contracts, such as lease agreements, consist only of operating lease commitments and commitments to purchase equipment for the expansion of the Company’s aerospace development and manufacturing facility in Newton, Kansas. The Company has no long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments or contingent commitments, other than two standby letters of credit in the total amount of $1.2 million to secure the Company's obligations under its workers' compensation insurance program.

As of November 25, 2012, there were no material changes outside the ordinary course of the Company’s business in the Company’s contractual obligations disclosed in Item 7 of Part II of its Form 10-K Annual Report for the fiscal year ended February 26, 2012.

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

Restructurings

In the Company’s 2013 fiscal year second quarter, the Company’s Nelco Zhuhai facility, located in the Free Trade Zone in Zhuhai, China, ceased its operations. As the Company previously reported during its 2013 fiscal year second quarter, the Company expects to record total pre-tax charges of approximately $3.2 million as the result of the cessation of operations at Nelco Zhuhai. In connection with the closure of such facility, the Company recorded approximately $2.5 million of such charges in the 2013 fiscal year second quarter ended August 26, 2012 and approximately $150 of such charges in the 2013 fiscal year third quarter ended November 25, 2012 and expects to record the balance of such charges during the fourth quarter of the current fiscal year ending March 3, 2013 and the first quarter of the 2014 fiscal year.

In the 2012 fiscal year fourth quarter, the Company announced that its PACM facility, located in Waterbury, Connecticut, would be closing its operations after the completion of the transfer of its aerospace composite materials manufacturing activities to the Company’s PATC facility located at the Newton, Kansas Airport. Such transfer was completed in the third quarter of the 2013 fiscal year.

In the 2012 fiscal year fourth quarter, the Company reported that, as the result of the closure of PACM, it expected to record total pre-tax restructuring charges of approximately $3 million and that it expected to record approximately half of such charges in the 2012 fiscal year fourth quarter and to record the balance of such charges during the 2013 fiscal year. The Company recorded pre-tax charges of $1.3 million in the 2012 fiscal year fourth quarter in connection with such closure, $11,000 in the 2013 fiscal year first quarter and nil in the 2013 fiscal year second quarter in connection with such closure. In the 2013 fiscal year third quarter, the Company recorded an additional pre-tax charge of $409,000 in connection with such closure and now expects to record a pre-tax charge of $0.7 million during the remainder of the 2013 fiscal year and no further charge in connection with such closure.

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

Item 3.      Quantitative and Qualitative Disclosure About Market Risk.

Company's market risk exposure at November 25, 2012 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended February 26, 2012.

Item 4.      Controls and Procedures.

(a)      Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of November 25, 2012, the end of the quarterly fiscal period covered by this quarterly report.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to shares of the Company's Common Stock acquired by the Company during each month included in the Company’s 2013 fiscal year third quarter ended November 25, 2012.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
August 27 – September 25	0	$-	0

September 26 – October 25	3,905	23.76	3,905

October 26 –November 25	0	-	0

Total	3,905	$23.76	3,905	996,095	(a)

(a) Aggregate number of shares available to be purchased by the Company pursuant to a previous share purchase authorization announced on October 18, 2012. Pursuant to such authorization, the Company is authorized to purchase its shares from time to time on the open market or in privately negotiated transactions.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Reserved.

Item 5.     Other Information.

None.

Item 6.      Exhibits.

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 25, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at November 25, 2012 (unaudited) and February 26, 2012, (ii) Consolidated Statements of Operations for the 13 weeks and 39 weeks ended November 25, 2012 and November 27, 2011 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the 13 weeks and 39 weeks ended November 25, 2012 and November 27, 2011, and (iv) Condensed Consolidated Statements of Cash Flows for the 39 weeks ended November 25, 2012 and November 27, 2011 (unaudited) +

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

Park Electrochemical Corp.
(Registrant)

Date: January 4, 2013	/s/ Brian E. Shore
Brian E. Shore
President and
Chief Executive Officer
(principal executive officer)

Date: January 4, 2013	/s/ P. Matthew Farabaugh
P. Matthew Farabaugh
Vice President and Chief
Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit No.	Name	Page

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)	36

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)	38

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	40

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	41

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 25, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at November 25, 2012 (unaudited) and February 26, 2012, (ii) Consolidated Statements of Operations for the 13 weeks and 39 weeks ended November 25, 2012 and November 27, 2011 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the 13 weeks and 39 weeks ended November 25, 2012 and November 27, 2011, and (iv) Condensed Consolidated Statements of Cash Flows for the 39 weeks ended November 25, 2012 and November 27, 2011 (unaudited) *+

	* Filed electronically herewith

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

