Form 10-K
period 2013-03-03
PARK ELECTROCHEMICAL CORP
filed 2013-05-16
CIK 76267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 3, 2013

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

Title of Class	Aggregate Market Value	As of Close of Business On
Common Stock, par value $.10 per share	550,837,490	August 24, 2012

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding	As of Close of Business On
Common Stock, par value $.10 per share	20,836,474	May 10, 2013

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Shareholders to be held July 23, 2013 incorporated by reference into Part III of this Report.

2

PART I

ITEM 1.	BUSINESS.

General

Park Electrochemical Corp. (“Park”), through its subsidiaries (unless the context otherwise requires, Park and its subsidiaries are hereinafter called the “Company”), is a global advanced materials company which develops, manufactures, markets and sells high-technology digital and radio frequency (“RF”)/microwave printed circuit materials products principally for the telecommunications and internet infrastructure and high-end computing markets and advanced composite materials, parts and assemblies products for the aerospace markets. Park’s core capabilities are in the areas of polymer chemistry formulation and coating technology.

Park operates through fully integrated business units in Asia, Europe and North America. The Company's manufacturing facilities are located in Singapore, France, Kansas, Arizona and California. The Company also maintains research and development facilities in Arizona, Kansas and Singapore.

Sales of Park’s printed circuit materials products were 85% and 86% of the Company’s total net sales worldwide in the 2013 and 2012 fiscal years, respectively, and sales of Park’s advanced composite materials, parts and assemblies products were 15% and 14% of the Company’s total net sales worldwide in the 2013 and 2012 fiscal years, respectively.

Park was founded in 1954 by Jerry Shore, who was the Company’s Chairman of the Board until July 14, 2004.

The sales and long-lived assets of the Company’s operations by geographic area for the last three fiscal years are set forth in Note 14 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report. The Company’s foreign operations are conducted principally by the Company’s subsidiaries in Singapore and France. The Company’s foreign operations are subject to the impact of foreign currency fluctuations. See Note 1 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

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

AEROGLIDE®, COREFIX®, EASYCURE E-710®, EF®, LD®, MERCURYWAVE®, NELCO®, RTFOIL® and SI® are registered trademarks of Park Electrochemical Corp., and ALPHASTRUT™, ELECTROGLIDE™, ELECTROVUE™, EP™, METEORWAVE™, PEELCOTE™, POWERBOND™, SIGMASTRUT™ and TIN CITY AIRCRAFT WORKS™ are common law trademarks of Park Electrochemical Corp.

Printed Circuit Materials

Printed Circuit Materials - Operations

The Company is a leading global designer and manufacturer of advanced printed circuit materials used to fabricate complex multilayer printed circuit boards and other electronic interconnection systems, such as multilayer back-planes, wireless packages, high-speed/low-loss multilayers and high density interconnects (“HDIs”). The Company’s multilayer printed circuit materials consist of copper-clad laminates and prepregs, which is an acronym for pre-impregnated material. The Company has long-term relationships with its major customers, which include leading independent printed circuit board fabricators, electronic manufacturing service companies, electronic contract manufacturers and major electronic original equipment manufacturers ("OEMs"). Multilayer printed circuit boards and interconnect systems are used in virtually all advanced electronic equipment to direct, sequence and control electronic signals between semiconductor devices (such as microprocessors and memory and logic devices), passive components (such as resistors and capacitors) and connection devices (such as infra-red couplings, fiber optics, compliant pin and surface mount connectors). Examples of end uses of the Company’s digital printed circuit materials include high speed routers and servers, storage area networks, supercomputers, satellite switching equipment, and wireless local area networks ("LANs"). The Company's RF/microwave printed circuit materials are used primarily for military avionics, antennas for cellular telephone base stations, automotive adaptive cruise control systems and avionic communications equipment. The Company has developed long-term relationships with major customers as a result of its leading edge products, extensive technical and engineering service support and responsive manufacturing capabilities.

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

Printed Circuit Materials – Industry Background

The printed circuit materials manufactured by the Company and its competitors are used primarily to construct and fabricate complex multilayer printed circuit boards and other advanced electronic interconnection systems. Multilayer printed circuit materials consist of prepregs and copper-clad laminates. Prepregs are chemically and electrically engineered thermosetting or thermoplastic resin systems which are impregnated into and reinforced by a specially manufactured fiberglass cloth product or other woven or non-woven reinforcing fiber. This insulating dielectric substrate generally is 0.030 inch to 0.002 inch in thickness or less in some cases. While these resin systems historically have been based on epoxy resin chemistry, in recent years, increasingly demanding OEM requirements have driven the industry to utilize proprietary enhanced epoxies as well as other higher performance resins, such as phenolic, bismalimide triazine ("BT"), cyanate ester, enhanced polyimide, non-Methylene Dianiline (“MDA”) polyimide, allylated polyphenylene ether (“APPE”) or polytetrafluoroethylene ("PTFE"). One or more plies of prepreg are laminated together to form an insulating dielectric substrate to support the copper circuitry patterns of a multilayer printed circuit board. Copper-clad laminates consist of one or more plies of prepreg with each ply laminated on the top and bottom with specialty thin copper foil. Copper foil is specially formed in thin sheets which may vary from 0.0056 inch to 0.0002 inch in thickness and normally have a thickness of 0.0014 inch or 0.0007 inch. The Company supplies both copper-clad laminates and prepregs to its customers, which use these products as a system to construct multilayer printed circuit boards.

The printed circuit board fabricator processes copper-clad laminates to form the inner layers of a multilayer printed circuit board. The fabricator photo images these laminates with a dry film or liquid photoresist. After development of the photoresist, the copper surfaces of the laminate are etched to form the circuit pattern. The fabricator then assembles these etched laminates by inserting one or more plies of dielectric prepreg between each of the inner layer etched laminates and also between an inner layer etched laminate and the outer layer copper plane, and then laminating the entire assembly in a press. Prepreg serves as the insulator and bond between the multiple layers of copper circuitry patterns found in the multilayer circuit board. When the multilayer configuration is laminated, these plies of prepreg form an insulating dielectric substrate supporting and separating the multiple inner and outer planes of copper circuitry. The fabricator drills vertical through-holes or vias in the multilayer assembly and then plates the through-holes or vias to form vertical conductors between the multiple layers of circuitry patterns. These through-holes or vias combine with the conductor paths on the horizontal circuitry planes to create a three-dimensional electronic interconnect system. In specialized applications, an additional set of microvia layers (2 or 4, typically) may be added through a secondary lamination process to provide increased density and functionality to the design. The outer two layers of copper foil are then imaged and etched to form the finished multilayer printed circuit board. The completed multilayer board is a three-dimensional interconnect system with electronic signals traveling in the horizontal planes of multiple layers of copper circuitry patterns, as well as in the vertical planes through the plated holes or vias.

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

The Company’s products utilize, among other things, high-speed, low-loss, engineered formulations, high-temperature modified epoxies, phenolics, BT epoxies, MDA polyimides, enhanced polyimides, APPE, SI® (Signal Integrity) products, cyanate esters and PTFE formulations for RF/microwave applications.

The Company’s high performance printed circuit materials consist of high-speed, low-loss Cathodic Anodic Filament (“CAF”) resistant materials for digital and RF/microwave applications requiring lead-free compatibility and high bandwidth signal integrity, BT materials, polyimides for applications that demand extremely high thermal performance, cyanate esters, quartz reinforced materials, and PTFE and modified epoxy materials for RF/microwave systems that operate at frequencies up to 77 GHz.

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

During the Company’s 2013 fiscal year, approximately 16.1% of the Company's total worldwide sales were to TTM Technologies, Inc., a leading manufacturer of printed circuit boards, and approximately 10.1% of the Company's total worldwide sales were to Sanmina-SCI Corporation, a leading electronics contract manufacturer and manufacturer of printed circuit boards. During the Company’s 2012 fiscal year, approximately 15.7% of the Company's total worldwide sales were to TTM Technologies, Inc., approximately 11.5% of the Company's total worldwide sales were to Sanmina-SCI Corporation and approximately 10.0% of the Company’s total worldwide sales were to subsidiaries of Flextronics International Ltd. which are manufacturers of multilayer printed circuit boards. During the Company’s 2013 and 2012 fiscal years, sales to no other customer of the Company equaled or exceeded 10% of the Company’s total worldwide sales.

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

Significant increases in the cost of materials purchased by the Company could also have a material adverse effect on the Company’s business and results of operations if the Company were unable to pass such increases through to its customers. During the 2011, 2012 and 2013 fiscal years, the Company experienced significant volatility in the cost of copper foil, one of the Company’s primary raw materials, and the Company passed substantial portions of such increases through to its customers.

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

Advanced Composite Materials, Parts and Assemblies

Advanced Composite Materials, Parts and Assemblies - Operations

The Company also develops and manufactures engineered, advanced composite materials and advanced composite parts and assemblies for the aerospace markets and prototype tooling for such parts and assemblies.

The Company’s advanced composite materials are developed and manufactured by the Company’s Park Aerospace Technologies Corp. (“PATC”) business unit located at the Newton, Kansas Airport, by the Company’s Nelco Products Pte. Ltd. business unit in Singapore, and, until it closed in the 2013 fiscal year third quarter, by the Company’s Park Advanced Composite Materials, Inc. (“PACM”) business unit located in Waterbury, Connecticut, which was named Nelcote, Inc. from May 2006 to March 2008 and which was named FiberCote Industries, Inc.

prior to May 2006. The Company’s advanced composite parts and assemblies are also developed and manufactured by the Company’s PATC business unit.

In the 2012 fiscal year third quarter, the Company completed a major expansion of its PATC aerospace composite materials development and manufacturing facility in Kansas in order to manufacture aerospace composite parts and assemblies in the same facility as advanced composite materials, which are used in the manufacture of such parts and assemblies. The expansion consisted of approximately 37,000 square feet of manufacturing and storage space and included both oven and autoclave composite parts curing equipment and capability, and the Company spent approximately $5 million on the facility expansion and equipment.

Following the expansion of PATC, the Company transferred the aerospace composite parts and assemblies manufacturing activities of its Park Aerospace Structures Corp. (“PASC”) business unit in Lynnwood, Washington to PATC and closed PASC in the 2012 fiscal year fourth quarter, and the Company transferred PACM’s aerospace composite materials manufacturing activities to PATC and closed PACM in the 2013 fiscal year third quarter. The activities of PASC which were transferred to PATC included the assets and business of Nova Composites, Inc., which PASC acquired in April 2008.

Such transfer of aerospace composite materials manufacturing activities from PACM to PATC and the transfer of aerospace composite parts and assemblies manufacturing activities from PASC to PATC completed the Company’s plan to concentrate and consolidate all of its North American aerospace composite materials, parts and assemblies manufacturing, development and design activities at PATC.

The PATC facility expansion and the transfer of manufacturing activities from PACM and PASC to PATC enable PATC to offer a full range of advanced composite materials manufacturing capability, as well as composite parts design, assembly and production capability, all in its Newton facility. PATC offers composite aircraft and space vehicle parts design and assembly services, in addition to “build-to-print” services. The Company believes that the ability of its PATC facility to offer such a wide and comprehensive array of composite materials and parts manufacturing and development technology and capability to the aircraft and space vehicle industries provides attractive benefits and advantages to those industries.

Advanced Composite Materials, Parts and Assemblies – Industry Background

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

The Company works with aerospace original equipment manufacturers (“OEMs”), such as general aviation aircraft manufacturers, and certain tier I suppliers to qualify its advanced composite materials or parts and assemblies for use on current and upcoming programs. The Company’s customers typically design and specify a material specifically to meet the needs of the part’s end use and the customers’ processing methods. Such customers sometimes work with a supplier to develop the specific resin system and reinforcement combination to match the application. The Company’s customers’ processing, or the Company’s processing, may include hand lay-up, resin infusion or more advanced automated lay-up processes. Automated lay-up processes include automated tape lay-up (“ATL”), fiber placement and filament winding. These fabrication processes significantly alter the material form purchased. After the lay-up process is completed, the material is cured by the addition of heat and pressure. Cure processes typically include vacuum bag oven curing, high pressure autoclave, press forming and before-press curing. After the part has been cured, final finishing and trimming, and assembly of the structure is performed by the fabricator or the Company.

Advanced Composite Materials, Parts and Assemblies – Products

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

The Company’s advanced composite materials products include prepregs manufactured from proprietary formulations using modified epoxies, phenolics, polyesters, cyanate esters and polyimides combined with woven, non-woven and unidirectional reinforcements. Reinforcement materials used to produce the Company’s products include polyacrylonitrile (“PAN”) based carbons, E-glass, S2 glass, polyester, quartz, carbonized rayon, carbon fiber, aramids, such as Kevlar® (“Kevlar” is a registered trademark of E.I. du Pont de Nemours & Co.), Twaron® (“Twaron” is a registered trademark of Teijin Twaron B.V. LLC), polyester and other synthetic materials. The Company also sells certain specialty fabrics, such as Raycarb C2, a carbonized rayon fabric produced by Herakles (formerly Snecma Propulsion Solide) and used mainly in the rocket motor industry.

The Company’s composite parts and assemblies are manufactured with carbon, fiberglass and other reinforcements impregnated with formulated resins. Certain of these impregnated reinforcements, or prepregs, are also manufactured by PATC.

Advanced Composite Materials, Parts and Assemblies – Customers and End Markets

The Company’s advanced composite materials, parts and assemblies customers include manufacturers in the aerospace, fixed and rotary wing aircraft, rocket motor, electronics, RF and specialty industrial markets. The Company’s materials are marketed primarily by sales personnel and, to a lesser extent, by independent sales representatives.

While no single advanced composite materials, parts and assemblies customer accounted for 10% or more of the Company’s total sales during either of the last two fiscal years, the loss of a major customer or of a group of some of the largest customers of the Company’s advanced composite materials, parts and assemblies product line could have a material adverse effect on such product line.

The Company’s aerospace customers include fabricators of aircraft composite parts and assemblies. The Company’s advanced composite materials are used by such fabricators and by the Company to produce primary and secondary structures, aircraft interiors and various other aircraft components. The majority of the Company’s customers for aerospace materials, and the Company itself, do not produce parts and assemblies for commercial aircraft, but for the general aviation and business aviation, kit aircraft and military markets. Many of the Company’s composite materials are used in the manufacture of aircraft certified by the Federal Aviation Administration (the “FAA”).

Customers for the Company’s rocket motor materials include United States defense prime contractors and subcontractors. These customers fabricate rocket motors for heavy lift space launchers, strategic defense weapons, tactical motors and various other applications. The Company’s materials are used to produce heat shields, exhaust gas management devices and insulative and ablative nozzle components. Rocket motors are primarily used for commercial and military space launch, and for tactical and strategic weapons. The Company also has customers for these materials outside of the United States.

The Company also sells composite materials for use in RF electrical applications. Customers buying these materials typically fabricate antennas and radomes engineered to preserve electrical signal integrity. A radome is a protective cover over an electrical antenna or signal generator. The radome is designed to minimize signal loss and distortion.

Advanced Composite Materials, Parts and Assemblies – Manufacturing

The Company’s manufacturing facilities for advanced composite materials are currently located in Newton, Kansas and in Singapore , and its manufacturing facility for composite parts and assemblies is also located in Newton, Kansas. See “Advanced Composite Materials, Parts and Assemblies - Operations” elsewhere in this Report.

The process for manufacturing composite materials, parts and assemblies is capital intensive and requires sophisticated equipment, significant technical know-how and very tight process controls. The key steps used in the manufacturing process include chemical reactors, resin mixing, reinforcement impregnation, resin film casting and solvent drying processes.

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

The Company also completes additional processing services, such as toll coating, slitting, sheeting, biasing, sewing and cutting, if needed by the customer. Many of the products manufactured by the Company also undergo extensive testing of the chemical, physical and mechanical properties of the product. These testing requirements are completed in the laboratories and facilities located at the Company’s manufacturing facilities. The Company’s laboratories have been approved by several aerospace OEMs, and the Company has achieved certification pursuant to the National Aerospace and Defense Contractors Accreditation Program (“NADCAP”) for both non-metallic materials manufacturing and testing and composites fabrication. After all the processing has been completed, the product is inspected and packaged for shipment to the customer. The Company typically supplies final product to the customer in roll or sheet form.

Advanced Composite Materials, Parts and Assemblies – Materials and Sources of Supply

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

The Company manufactures composite parts and assemblies primarily to its customers’ specifications using its own composite materials.

Advanced Composite Materials, Parts and Assemblies – Competition

The Company has many competitors in the advanced composite materials, parts and assemblies markets, ranging in size from large, international corporations to small regional producers. Several of the Company’s largest competitors are vertically integrated, producing raw materials, such as carbon fiber and cloth, as well as composite parts and assemblies. Some of the Company’s competitors may also serve as a supplier to the Company. The Company competes for business on the basis of responsiveness, product performance, product qualification, FAA data base design allowables, innovative new product development and price.

Backlog

The Company recognizes an item as backlog when it receives a purchase order specifying the number of units to be purchased, the purchase price, specifications and other customary terms and conditions. At April 28, 2013, the unfilled portion of all purchase orders received by the Company and believed by it to be firm was approximately $9,174,000, compared to $8,051,000 at April 29, 2012.

Various factors contribute to the size of the Company’s backlog. Accordingly, the foregoing information may not be indicative of the Company’s results of operations for any period subsequent to the fiscal year ended March 3, 2013.

Patents and Trademarks

The Company holds several patents and trademarks or licenses thereto. In the Company’s opinion, some of these patents and trademarks are important to its products. Generally, however, the Company does not believe that an inability to obtain new, or to defend existing, patents and trademarks would have a material adverse effect on the Company.

Employees

At March 3, 2013, the Company had 535 employees. Of these employees, 467 were engaged in the Company’s manufacturing operations, and 68 consisted of executive, sales and marketing and research and development personnel and general administrative staff.

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

Certain of the Company's principal competitors are substantially larger and have greater financial resources than the Company, and the Company's operating results will be affected by its ability to maintain its competitive positions in these industries. The printed circuit materials, advanced composite materials and composite parts and assemblies industries are intensely competitive and the Company competes worldwide in the markets for such products.

The Company is vulnerable to an increase in the cost of gas or electricity.

Changes in the cost or availability of gas or electricity could materially increase the Company's cost of operations. The Company's production processes require the use of substantial amounts of gas and electricity, the cost and available supply of which are beyond the control of the Company.

The Company’s cost of sales and results of operations were affected by increases in utility costs in the Company’s fiscal year ended February 26, 2012. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this Report.

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

During the 2011, 2012 and 2013 fiscal years, the Company experienced significant volatility in the cost of copper foil, one of the Company’s primary raw materials, and the Company passed substantial portions of such increases through to its customers. See “Business—Printed Circuit Materials—Materials and Sources of Supply” in Item 1 of Part I of this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this Report.

The Company's customer base is highly concentrated, and the loss of one or more customers could adversely affect the Company's business.

A loss of one or more key customers could adversely affect the Company's profitability. The Company's customer base is concentrated, in part, because the Company's business strategy has been to develop long-term relationships with a select group of customers. During the Company's fiscal year ended March 3, 2013, the Company's ten largest customers accounted for approximately 63% of net sales. The Company expects that sales to a relatively small number of customers will continue to account for a significant portion of its net sales for the foreseeable future. See "Business—Printed Circuit Materials—Customers and End Markets” and “Business—Advanced Composite Materials, Parts and Assemblies—Customers and End Markets” in Item 1 of Part I of this Report.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

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

The Company believes its facilities and equipment to be in good condition and reasonably suited and adequate for its current needs. Most of the Company’s manufacturing facilities have the capacity to substantially increase their production levels.

In the 2013 fiscal year third quarter, the Company closed its PACM facility, located in Waterbury, Connecticut, after the completion of the transfer of PACM’s aerospace composite materials manufacturing activities to PATC. In the 2013 fiscal year second quarter, the Company closed its Nelco Technology (Zhuhai FTZ) Ltd. facility located in the Free Trade Zone in Zhuhai, China and transferred the manufacturing activities conducted by such business unit to the Company’s Nelco Products Pte. Ltd. business unit located in Singapore.

In the third quarter of the Company’s 2012 fiscal year, the Company completed a major expansion of its aerospace composite materials development and manufacturing facility in Newton, Kansas in order to manufacture aerospace composite parts and assemblies in the same facility as advanced composite materials, which are used in the manufacture of such parts and assemblies. The expansion consisted of approximately 37,000 square feet of manufacturing and storage space, and the Company spent approximately $5 million on the facility expansion and equipment. See “Advanced Composite Materials, Parts and Assemblies” elsewhere in this Report.

ITEM 3.	LEGAL PROCEEDINGS.

In June 2012, Isola USA Corporation (“Isola”) filed a complaint against the Company and its Nelco Products, Inc. and Neltec, Inc. subsidiaries in the United States District Court for the District of Arizona, in Phoenix, Arizona, alleging that the sales of certain products by the Company and the two aforementioned subsidiaries in the United States infringe two United States patents owned by Isola. Isola amended the complaint in August 2012 to add a third United States patent. In the complaint, as amended, Isola sought an injunction against the Company and the two aforementioned subsidiaries and unspecified damages.

In February 2013, Isola and the Company reached an agreement in which all issues between the parties were settled. Isola dismissed its complaint against the Company in exchange for certain monetary and other consideration, and the Company agreed that it would refrain from challenging the validity or enforceability of any of the applicable patents.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

Executive Officers of the Registrant.

Name	Title	Age

Brian E. Shore	Chief Executive Officer, President and a Director	61

Stephen E. Gilhuley	Executive Vice President-Administration and Secretary	68

Christopher T. Mastrogiacomo	Executive Vice President and Chief Operating Officer	55

Stephen M. Banker	Vice President and General Counsel	61

P. Matthew Farabaugh	Vice President and Chief Financial Officer	52

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

For the Fiscal Year Ended	Stock Price		Dividends
March 3, 2013	High	Low	Declared
First Quarter	$31.34	$22.89	$0.10
Second Quarter	28.88	22.64	0.10
Third Quarter	28.10	22.54	0.10
Fourth Quarter	28.54	23.41	2.60	(a)

For the Fiscal Year Ended	Stock Price		Dividends
February 26, 2012	High	Low	Declared
First Quarter	$33.05	$27.82	$0.10
Second Quarter	30.16	21.58	0.10
Third Quarter	30.47	19.44	0.10
Fourth Quarter	32.19	25.13	0.10

(a)	During the 2013 fiscal year fourth quarter, the Company declared its regular quarterly cash dividend of $0.10 per share in December 2012, payable February 4, 2013 to shareholders of record on January 4, 2013, and declared a special cash dividend of $2.50 per share in January 2013, payable February 26, 2013 to shareholders of record on February 12, 2013.

As of May 10, 2013, there were 675 holders of record of Common Stock.

The Company expects, for the immediate future, to continue to pay regular cash dividends.

The following table provides information with respect to shares of the Company’s Common Stock acquired by the Company during each month included in the Company’s 2013 fiscal year fourth quarter ended March 3, 2013.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

November 26 - January 3	3	$24.22	0

January 4 - February 3	0	-	0

February 4 - March 3	0	-	0

Total	3	$24.22	0	996,095	(a)

(a)	Aggregate number of shares available to be purchased by the Company pursuant to a share purchase authorization announced on October 18, 2012. Pursuant to such authorization, the Company is authorized to purchase its shares from time to time on the open market or in privately negotiated transactions.

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected consolidated financial data of Park and its subsidiaries is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements, related Notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein. Insofar as such consolidated financial information relates to the five fiscal years ended March 3, 2013 and is as of the end of such periods, it is derived from the Consolidated Financial Statements for the five fiscal years ended March 3, 2013 and as of such dates audited by Grant Thornton LLP, independent registered public accounting firm. The Consolidated Financial Statements as of March 3, 2013 and February 26, 2012 and for the three years ended March 3, 2013, together with the independent auditor’s report for the three years ended March 3, 2013, appear in Item 8 of Part II of this Report.

	Fiscal Year Ended
	(Amounts in thousands, except per share amounts)
	March 3,	February 26,	February 27,	February 28,	March 1,
	2013	2012	2011	2010	2009
STATEMENT OF EARNINGS INFORMATION
Net Sales	$176,416	$193,254	$211,652	$175,686	$200,062
Cost of sales	125,866	138,512	141,751	124,084	156,638
Gross profit	50,550	54,742	69,901	51,602	43,424
Selling, general and administative expenses	26,595	28,247	27,917	24,480	24,806
Asset impairment charge	-	-	-	-	3,967
Restructuring charges (Note 9)	3,703	1,250	1,312	-	2,290
Earnings from operations	20,252	25,245	40,672	27,122	12,361
Interest and other income, net	633	808	645	1,062	6,648
Litigation and insurance settlements (Note 8)	-	1,598	-	-	-
Earnings from continuing operations before income taxes	20,885	27,651	41,317	28,184	19,009
Income tax provision from continuing operations (Note 4)	3,924	4,209	8,696	2,825	495
Net earnings from continuing operations	16,961	23,442	32,621	25,359	18,514
Gain from discontinued operations	-	-	-	-	16,486
Net earnings	$16,961	$23,442	$32,621	$25,359	$35,000

Basic earnings per share:
Net earnings from continuing operations	$0.82	$1.13	$1.58	$1.24	$0.90
Gain from discontinued operations	-	-	-	-	0.81
Basic earnings per share	$0.82	$1.13	$1.58	$1.24	$1.71

Diluted earnings per share:
Net earnings from continuing operations	$0.81	$1.13	$1.58	$1.23	$0.90
Gain from discontinued operations	-	-	-	-	0.81
Diluted earnings per share	$0.81	$1.13	$1.58	$1.23	$1.71

Cash dividends per common share	$2.90	$0.40	$1.40	$0.36	$0.32

Weighted average number of common shares outstanding:
Basic	20,801	20,746	20,628	20,522	20,441
Diluted	20,823	20,792	20,675	20,547	20,486

BALANCE SHEET INFORMATION

Working capital	$303,996	$290,149	$271,706	$261,036	$239,645
Total assets	369,658	365,988	353,808	343,104	327,579
Long-term debt	52,000	-	-	-	-
Stockholders' equity	299,922	343,211	325,308	316,098	295,709

See notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company’s fiscal year is the 52 or 53 week period ending the Sunday nearest to the last day of February. The 2013, 2012 and 2011 fiscal years ended on March 3, 2013, February 26, 2012 and February 27, 2011, respectively. The 2013, 2012 and 2011 fiscal years consisted of 53, 52 and 52 weeks, respectively. Unless otherwise indicated in this Discussion and Analysis, all reference to years in this Discussion and Analysis are to the Company’s fiscal years and all annual information in this Discussion and Analysis is for such fiscal years.

The comparisons of the Company's results of operations for 2013 to the Company's results of operations for 2012 are impacted by the facts that the 2013 fiscal year consisted of 53 weeks and the 2012 fiscal year consisted of 52 weeks.

2013 Financial Overview

The Company's total net sales worldwide in 2013 were 9% lower than in 2012 primarily as a result of lower sales of the Company’s printed circuit materials products in North America, Asia and Europe. The Company’s sales of aerospace composite materials, parts and assemblies were also slightly lower in 2013 than in 2012. The decline in sales of printed circuit materials products resulted in lower gross profit and lower earnings from operations in 2013 compared to 2012. However, the Company’s gross profit margin, measured as a percentage of sales, improved to 28.7% in 2013 from 28.3% in 2012.

The Company’s earnings from operations and net earnings were lower in 2013 than in 2012 primarily as a result of the declines in the Company’s total net sales in 2013 compared to 2012 and due to the higher restructuring charges in 2013 related to the closures of the Park Advanced Composite Materials, Inc. (“PACM”) facility located in Waterbury, Connecticut and the Nelco Technology (Zhuhai FTZ) Ltd. (“Nelco Zhuhai”) facility located in the Free Trade Zone in Zhuhai, China.

The decline in sales and the restructuring charges in 2013 were partially offset by a small improvement in the Company’s gross profit margin, which resulted from the improved operating performance of the Company’s Park Aerospace Technologies Corp. (“PATC”) business unit in Newton, Kansas in 2013 and the cost reductions resulting from the closures of the Company’s PACM and Nelco Zhuhai facilities in 2013. The decline in sales and the restructuring charges in 2013 were also partially offset by the benefits from the higher percentages of sales of higher margin, high performance printed circuit materials products in 2013 than in the 2012, by lower selling, general and administrative expenses in 2013 than in 2012 and by the lower income tax expense in 2013 than in 2012. The Company’s net earnings in 2013 were adversely affected by the lower interest and other income realized by the Company in 2013 than in 2012.

Litigation and insurance settlements in 2012 consisted of the Company’s recognition of pre-tax other income of $1.6 million in 2012 resulting from the settlement of a lawsuit for an insurance claim for business interruption at the Company’s Neltec, Inc. business unit in Tempe, Arizona in 2003 caused by the explosion and resulting destruction of a treater at the Company’s business unit in Singapore and the settlement of a lawsuit pertaining to defective equipment purchased by the Company’s PATC business unit in Newton, Kansas.

The Company’s operating and earnings performances in both 2013 and 2012 were adversely affected by additional, and in some instances duplicative, costs associated with transferring aerospace composite materials manufacturing from the Company’s PACM facility in Waterbury, Connecticut to the Company’s PATC facility in Newton, Kansas. Such costs were eliminated in third quarter of 2013 by the closure of the PACM facility.

The global markets for the Company’s printed circuit materials products continue to be very difficult to forecast, and it is not clear to the Company what the condition of the global markets for the Company’s printed circuit materials products will be in 2014 or beyond. Further, the Company is not able to predict the impact the current global economic and financial conditions will have on the markets for its aerospace composite materials, parts and assemblies in 2014 or beyond.

In the second quarter of 2013, the Company’s Nelco Zhuhai facility, located in the Free Trade Zone in Zhuhai, China, ceased its operations. In connection with the closure of such facility, the Company recorded approximately $2.7 million of such charges in 2013 and expects to record no significant additional charges in connection with such closure. The manufacturing activities conducted by Nelco Zhuhai are now conducted by Nelco Products Pte. Ltd. in Singapore, and the cessation of operations of Nelco Zhuhai has not resulted in the loss of any business by the Company. The Company is supplying and fully supporting all of its customers in Asia from its Nelco Products Pte. Ltd. business unit in Singapore.

In the third quarter of 2012, the Company completed a major expansion of its PATC aerospace composite materials development and manufacturing facility in Kansas in order to manufacture aerospace composite parts and assemblies in the same facility as advanced composite materials, which are used in the manufacture of such parts and assemblies. The expansion consisted of approximately 37,000 square feet of manufacturing and storage space, and the Company spent approximately $5 million on the facility expansion and equipment.

Following the expansion of PATC, the Company transferred the aerospace composite parts and assemblies manufacturing activities of its Park Aerospace Structures Corp. (“PASC”) facility in Lynnwood, Washington to its PATC facility and closed PASC in the fourth quarter of 2012, and the Company transferred PACM’s aerospace composite materials manufacturing activities to the Company’s PATC facility and closed PACM in the third quarter of 2013. The activities of PASC which were transferred to PATC included the assets and business of Nova Composites, Inc., which PASC acquired in April 2008.

The transfer of aerospace composite materials manufacturing activities from the Company’s PACM facility to its PATC facility and the transfer of aerospace composite parts and assemblies manufacturing activities from the Company’s PASC facility to its PATC facility consolidated all of the Company’s North American aerospace composite materials, parts and assemblies manufacturing activities, as well as all of its design and development activities for composite parts and assemblies at the PATC facility. The completion of the consolidation of the Company’s aerospace composite materials, parts and assemblies manufacturing activities eliminated the additional, and in some cases duplicative, costs which the Company had incurred in connection with the start-up of PATC and the transfer of such manufacturing activities from PACM and PASC to PATC.

As the result of the closure of PACM, the Company recorded pre-tax charges of $1.3 million in 2012 and pre-tax charges of $0.8 million in 2013 in connection with such closure. The Company does not expect to record significant additional charges in connection with such closure, and the PACM business operations will have no further impact on the consolidated financial condition or results of operations of the Company.

Results of Operations:

Fiscal Year 2013 Compared with Fiscal Year 2012

	Fiscal Year Ended
	March 3,	February 26,
(amounts in thousands, except per share amounts)	2013	2012	Increase / (Decrease)

Net sales	$176,416	$193,254	$(16,838)	-9%
Cost of sales	125,866	138,512	(12,646)	-9%
Gross profit	50,550	54,742	(4,192)	-8%
Selling, general and administrative expenses	26,595	28,247	(1,652)	-6%
Restructuring charges	3,703	1,250	2,453	196%
Earnings from operations	20,252	25,245	(4,993)	-20%
Interest and other income, net	633	808	(175)	-22%
Litigation and insurance settlements	-	1,598	(1,598)	-100%
Earnings before income taxes	20,885	27,651	(6,766)	-24%
Income tax provision	3,924	4,209	(285)	-7%
Net earnings	$16,961	$23,442	$(6,481)	-28%

Earnings per share:
Basic earnings per share	$0.82	$1.13	$(0.31)	-27%
Diluted earnings per share	$0.81	$1.13	$(0.32)	-28%

Net Sales

The Company’s total net sales worldwide in 2013 decreased 9% from 2012 as a result of lower unit volumes of printed circuit materials products shipped to the Company’s customers in North America, Asia and Europe. The lower sales of printed circuit materials products sold by the Company in 2013 was accompanied by slightly lower sales of aerospace composite materials, parts and assemblies products by the Company’s operations in North America, Asia and Europe. The Company’s total net sales of its printed circuit materials products were $150.5 million in 2013 and $166.8 million in 2012 and comprised 85% and 86% of the Company’s total net sales worldwide in 2013 and 2012, respectively.The Company’s total net sales of its aerospace composite materials, parts and assemblies products were $25.9 million in 2013 and $26.5 million in 2012 and comprised 15% and 14% of the Company’s total net sales worldwide in 2013 and 2012, respectively.

The Company's foreign sales were $95.4 million, or 54% of the Company's total net sales worldwide during 2013, compared to $107.3 million of sales, or 56% of total net sales worldwide during 2012. The Company's foreign sales during 2013 declined 11% from 2012 as a result of lower sales in Asia and Europe.

The Company’s sales in North America, Asia and Europe were 46%, 45% and 9%, respectively, of the Company’s total net sales worldwide in 2013 compared to 44%, 43% and 13%, respectively, in 2012. The Company’s sales in North America decreased 6%, its sales in Asia decreased 5% and its sales in Europe decreased 32% in 2013 compared to 2012.

During 2013, 82% of the Company’s total net sales worldwide of printed circuit materials consisted of high performance printed circuit materials, compared to 79% for 2012.

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

Cost of Sales

The Company’s cost of sales decreased by 9% in 2013 from 2012 primarily as a result of lower sales and lower production volumes in 2013 than in 2012, the improved operating performance of the Company’s PATC business unit, the elimination of the additional, and in some instances duplicative, costs associated with transferring aerospace composite materials manufacturing from the Company’s PACM facility to the Company’s PATC facility in 2013, the cost reductions resulting from the closures of the Company’s PACM facility and Nelco Zhuhai facility in 2013, lower depreciation expense in 2013 than in 2012 and lower rental expense at one of the Company’s business units in 2013 than in 2012. The Company’s cost of sales as a percentage of net sales decreased to 71.3% in 2013 from 71.7% in 2012

Gross Profit

The Company’s gross profit in 2013 was lower than its gross profit in the prior fiscal year, but the overall gross profit as a percentage of net sales for the Company’s worldwide operations increased to 28.7% in 2013 compared to 28.3% in 2012 despite significantly lower sales and the partially fixed nature of overhead costs. The gross profit margin in 2013 benefitted from the higher percentage of sales of higher margin, high performance printed circuit materials products in 2013 than in 2012, cost reductions as a result of the aforementioned facility closures, the improved operating performance of the Company’s PATC business unit, the lower depreciation expense in 2013 than in 2012 and the lower rental expense in 2013 than in 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $1.7 million, or 6%, during 2013 compared to 2012. Such expenses measured as percentages of sales were 15.1% during 2013 compared to 14.6% during 2012. The increase as a percentage of sales is the result of lower revenues combined with the partially fixed nature of such expenses. Such expenses in 2013 and 2012 were impacted by additional, and in some instances duplicative, expenses associated with the consolidation of all of the Company’s North American aerospace composite materials, parts and assemblies manufacturing, development and design activities at its PATC business unit. The decrease in such expenses in 2013 was primarily the result of lower selling and freight expenses commensurate with lower sales than in 2012. Although such expenses declined in 2013, they were inflated by increases in legal fees and expenses in 2013 compared to 2012. Selling, general and administrative expenses in 2013 included $0.9 million of stock option expenses compared to $0.8 million in 2012.

Restructuring Charges

During 2013, the Company recorded charges of $3.7 million primarily for the closures of its PACM facility in Waterbury, Connecticut and its Nelco Zhuhai facility in the Free Trade Zone in Zhuhai, China; and in the fourth quarter of 2012, the Company recorded a charge of $1.3 million in connection with the closure of the PACM facility.

Earnings from Operations

For reasons set forth above, the Company’s earnings from operations were $20.3 million for 2013, including the $3.7 million charge primarily for the closures of PACM and Nelco Zhuhai, compared to $25.2 million for 2012, including the $1.3 million charge related to the closure of PACM. The Company’s earnings from operations in the first half of 2013 and in 2012 were reduced by losses incurred at the Company’s PATC business unit.

Interest and Other Income, Net

Interest and other income, net was $0.6 million in 2013 compared to $0.8 million in 2012. During 2013 and 2012, the Company earned interest income principally from its investments, which were primarily in short-term instruments and money market funds. The Company incurred no interest expense during 2012 and incurred $14,000 of interest expense in the fourth quarter of 2013 under a five-year revolving credit agreement entered into with PNC Bank, National Association in such quarter. See "Liquidity and Capital Resources" elsewhere in this Item 7 for additional information.

Litigation and Insurance Settlements

During the second quarter of 2012, the Company recognized other income of $1.6 million resulting from the aforementioned settlements of a lawsuit for a business interruption insurance claim and a lawsuit pertaining to defective equipment.

Income Tax Provision

The Company's effective income tax rate was 18.8% for 2013 compared to 15.2% for 2012. The higher effective income tax rate for 2013 was attributable principally to a change in the earnings mix between United States and foreign operations subject to different income tax rates, the expiration, on June 30, 2011, of Nelco Products Pte. Ltd.’s qualification and favorable tax rates under the development and expansion tax incentive in Singapore and the charge related to the closure of Nelco Zhuhai with no associated tax benefit.

Net Earnings

The Company’s net earnings for 2013 were $17.0 million, including the $3.7 million pre-tax charges related primarily to the closures of PACM and Nelco Zhuhai described above, compared to net earnings for 2012 of $23.4 million, including the $1.3 million pre-tax charge related to the closure of PACM and the $1.6 million pre-tax other income resulting from the settlements of the lawsuits described above. The net impact of the charges described above related primarily to the closures of PACM and Nelco Zhuhai was to reduce net earnings by $3.4 million in 2013. The net impact of the charge described above in 2012 related to the closure of PACM was to reduce net earnings by $0.8 million in 2012, and the impact of the other income, net of tax, resulting from the settlements of the lawsuits described above was to increase net earnings by $1.1 million in 2012.

Basic and Diluted Earnings Per Share

Basic and diluted earnings per share for 2013 were $0.82 and $0.81, respectively, including the charges related to the closures of PACM and Nelco Zhuhai as described above, compared to basic and diluted earnings per share of $1.13 for 2012, including the charge related to the closure of PACM described above and the other income resulting from the settlements of the lawsuits described above. The net impact of the charges related primarily to the closures of PACM and Nelco Zhuhai was to reduce basic and diluted earnings per share by $0.16 and $0.17, respectively, in 2013. The net impact of the charge described above was to reduce basic and diluted earnings per share by $0.04 in 2012, and the impact of the other income, net of tax, resulting from the settlements of the lawsuits described above was to increase basic and diluted earnings per share by $0.05 in 2012.

Fiscal Year 2012 Compared with Fiscal Year 2011

	Fiscal Year Ended
	February 26,	February 27,
(amounts in thousands, except per share amounts)	2012	2011	Increase / (Decrease)

Net sales	$193,254	$211,652	$(18,398)	-8.7%
Cost of sales	138,512	141,751	(3,239)	-2.3%
Gross profit	54,742	69,901	(15,159)	-21.7%
Selling, general and administrative expenses	28,247	27,917	330	1.2%
Restructuring charges	1,250	1,312	(62)	-4.7%
Earnings from operations	25,245	40,672	(15,427)	-37.9%
Interest and other income, net	808	645	163	25.3%
Litigation and insurance settlements	1,598	-	1,598	100.0%
Earnings before income taxes	27,651	41,317	(13,666)	-33.1%
Income tax provision	4,209	8,696	(4,487)	-51.6%
Net earnings	$23,442	$32,621	$(9,179)	-28.1%

Earnings per share:
Basic earnings per share	$1.13	$1.58	$(0.45)	-28.5%
Diluted earnings per share	$1.13	$1.58	$(0.45)	-28.5%

Net Sales

The Company’s total net sales worldwide in 2012 decreased 9% to $193.3 million from $211.7 million for 2011. The decrease in total net sales was the result of lower unit volumes of printed circuit materials products shipped to the Company’s customers in North America and Asia. Such decrease was partially offset by higher sales of such products to the Company’s customers in Europe and higher sales of aerospace composite materials, parts and assemblies by the Company’s operations in North America, Asia and Europe. The Company’s total net sales of its printed circuit materials products were $150.5 million in 2013 and $166.8 million in 2012 and comprised 85% and 86% of the Company’s total net sales worldwide in 2013 and 2012, respectively. The Company’s total net sales of its aerospace composite materials, parts and assemblies products increased to $26.5 million in 2012 from $23.3 million in 2011 and comprised 14% and 11%, respectively, of the Company’s total net sales worldwide in 2012 and 2011.

The Company's foreign sales were $107.3 million, or 55% of the Company's total net sales worldwide, during 2012 compared to $112.8 million of sales, or 53% of total net sales worldwide, during 2011 and 50% and 48%, respectively, of total net sales worldwide during 2010 and 2009. The Company's foreign sales during 2012 declined 5% from 2011 primarily as a result of decreases in sales in Asia.

The Company’s sales in North America, Asia and Europe were 44%, 43% and 13%, respectively, of the Company’s total net sales worldwide in 2012 compared to 47%, 43% and 10%, respectively, in 2011. The Company’s sales in North America decreased 13%, its sales in Asia decreased 9% and its sales in Europe increased 11% in 2012 compared to 2011.

During 2012, 79% of the Company’s total net sales worldwide of printed circuit materials consisted of high performance printed circuit materials, compared to 74% for 2011.

Cost of Sales

The Company’s cost of sales decreased by 2% in 2012 from 2011 as a result of lower sales and lower production volumes in 2012 than in 2011, but the Company’s cost of sales as a percentage of net sales increased to 71.7% in 2012 from 67.0% in 2011 resulting in a gross profit margin decline from 33.0% to 28.3%. The Company’s cost of sales in 2012 was inflated by increased utility costs and additional, and in some instances duplicative, costs associated with the consolidation of all of the Company’s North American aerospace composite materials, parts and assemblies manufacturing, development and design activities at its PATC business unit.

Gross Profit

The Company’s gross profit in 2012 was lower than its gross profit in the prior fiscal year, and the overall gross profit as a percentage of net sales for the Company’s worldwide operations declined to 28.3% in 2012 compared to 33.0% in 2011. The decrease in the gross profit margin was attributable to the lower total net sales in 2012 and the higher cost of sales relative to total sales in such year than in the prior year. Such factors were only partially offset by the higher percentage of sales of higher margin, high performance printed circuit materials products in 2012 than in 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $0.3 million, or by 1%, during 2012 compared to 2011, and these expenses, measured as percentages of sales, were 14.6% during 2012 compared to 13.2% during 2011. Such expenses in 2012 were impacted by additional, and in some instances duplicative, expenses associated with the consolidation of all of the Company’s North American aerospace composite materials, parts and assemblies manufacturing, development and design activities at its PATC business unit and a donation to The Japanese Red Cross Society in 2012. Selling, general and administrative expenses included $0.8 million in 2012 for stock option expenses compared to $1.0 million in 2011.

Restructuring Charges

In the fourth quarter of 2012, the Company recorded a charge of $1.3 million in connection with the closure of its PACM facility in Waterbury, Connecticut. In the third quarter of 2011, the Company recorded a charge of $1.3 million related to the closure, in January of 2009, of the operations of Neltec Europe SAS, the Company’s printed circuit materials business unit in Mirebeau, France.

Earnings From Operations

For the reasons set forth above, the Company’s earnings from operations for 2012 were $25.2 million, including the $1.3 million charge related to the closure of PACM, compared to earnings from operations for 2011 of $40.7 million, including the $1.3 million charge related to the closure of Neltec Europe SAS in January of 2009. The Company’s earnings from operations in both 2012 and 2011 were reduced by losses incurred at the Company’s PATC business unit.

Interest and Other Income, Net

Interest and other income, net increased 25% to $0.8 million for 2012 from $0.6 million for 2011. During 2012 and 2011, the Company earned interest income principally from its investments, which were primarily in short-term instruments and money market funds. The Company incurred no interest expense during 2012 or 2011. See "Liquidity and Capital Resources" elsewhere in this Item 7.

Litigation and Insurance Settlements

During the second quarter of 2012, the Company recognized other income of $1.6 million resulting from the aforementioned settlements of a lawsuit for a business interruption insurance claim and a lawsuit pertaining to defective equipment.

Income Tax Provision

The Company's effective income tax rate was 15.2% for 2012 compared to 21.0% for 2011. The lower effective income tax rate for 2012 than for 2011 was primarily the result of lower portions of taxable income in jurisdictions with higher income tax rates. There was no tax benefit associated with the $1.3 million charge related to the 2009 closure of Neltec Europe SAS described above.

Net Earnings

The Company’s net earnings for 2012 were $23.4 million, including the $1.3 million pre-tax charge related to the closure of PACM and the $1.6 million pre-tax other income resulting from the settlements of the lawsuits described above, compared to net earnings for 2011 of $32.6 million, including the $1.3 million pre-tax charge related to the closure of Neltec Europe SAS in January of 2009 described above. The net impact of the charge described above in 2012 was to reduce net earnings by $0.8 million in 2012, and the impact of the other income, net of tax, resulting from the settlements of the lawsuits described above was to increase net earnings by $1.1 million in 2012. The net impact of the charge described above in 2011 was to reduce net earnings by $1.3 million for 2011.

Basic and Diluted Earnings Per Share

Basic and diluted earnings per share for 2012 were $1.13 per share, including the charge related to the closure of PACM described above and the other income resulting from the settlements of the lawsuits described above, compared to basic and diluted earnings per share of $1.58 for 2011, including the charge related to the 2009 closure of Neltec Europe SAS described above. The net impact of the charge described above was to reduce basic and diluted earnings per share by $0.04 in 2012, and the impact of the other income, net of tax, resulting from the settlements of the lawsuits described above was to increase basic and diluted earnings per share by $0.05 in 2012. The net impact of the charge described above was to reduce basic earnings per share by $0.07 and to reduce diluted earnings per share by $0.06 for 2011.

Liquidity and Capital Resources:

(amounts in thousands)	March 3,	February 26,	Increase /
	2013	2012	(Decrease)
Cash and marketable securities	$275,216	$268,785	$6,431
Working capital	303,996	290,149	13,847

	Fiscal Year Ended
(amounts in thousands)	March 3,	February 26,	February 27,	Increase / (Decrease)
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Net cash provided by operating activities	$19,334	$31,434	$42,668	$(12,100)	$(11,234)
Net cash provided by (used in) investing activities	44,947	(7,569)	(39,763)	$52,516	$32,194
Net cash used in financing activities	(7,778)	(6,395)	(24,737)	$(1,383)	$18,342

Cash and Marketable Securities

Of the $275.2 million of cash and marketable securities at March 3, 2013, approximately $219.0 million was owned by certain of the Company’s wholly owned foreign subsidiaries. If such foreign owned cash were needed to fund the Company’s operations in the United States, the Company would be required to accrue and pay Federal and State income taxes in the United States on the amount of such cash that was repatriated to the United States. However, it is the Company’s practice and current intent to indefinitely reinvest such cash owned by its foreign subsidiaries in the operations of its foreign subsidiaries or in other foreign activities, including acquisitions outside the United States. The Company has sufficient liquidity in the United States to fund its activities for the foreseeable future.

The change in cash and marketable securities at March 3, 2013 compared to February 26, 2012 was the result of cash provided by operating activities and a number of additional factors, including the following:

•	accounts receivable were 10% higher at March 3, 2013 than at February 26, 2012 principally due to an increase in the number of days of sales in accounts receivable in the fourth quarter of 2013 compared to the fourth quarter of 2012;
•	other current assets were 93% higher at March 3, 2013 than at February 26, 2012 primarily as a result of higher income tax refunds receivable;
•	accounts payable decreased by 23% at March 3, 2013 compared to February 26, 2012 primarily as a result of lower inventories in the fourth quarter of 2013 than in the fourth quarter of 2012;
•	accrued liabilities were 32% lower at March 3, 2013 than at February 26, 2012 due primarily to lower employee benefits and lower restructuring accruals; and
•	inventories decreased 18% at March 3, 2013 compared to February 26, 2012 primarily due to decreases in the quantities of raw materials and finished goods inventories.

In addition, as described below, the Company paid $60.4 million in cash dividends during the 2013 fiscal year, including a special cash dividend of $52 million paid in the fourth quarter of 2013.

Working Capital

The increase in working capital at March 3, 2013 compared to February 26, 2012 was due principally to the increases in cash and marketable securities, accounts receivable and other current assets and the decreases in accounts payable and accrued liabilities, partially offset by the decrease in inventories.

The Company's current ratio (the ratio of current assets to current liabilities) was 19.2 to 1 at March 3, 2013 compared with 14.5 to 1 at February 26, 2012.

Cash Flows

During 2013, net earnings from the Company’s operations, before depreciation and amortization, stock-based compensation, provision for doubtful accounts, provision for deferred income taxes, amortization of bond premium, impairment of fixed assets and non-cash restructuring charges, of $25.4 million, reduced by a net increase in working capital items (as discussed above), resulted in $19.3 million of cash provided by operating activities.

During 2013, the Company expended a net amount of $1.4 million for the purchase of property, plant and equipment, primarily for the purchase of equipment for the Company’s printed circuit materials manufacturing facility in Singapore and for the Company’s aerospace development and manufacturing facility in Newton, Kansas and expended $2.2 million as additional payment for the acquisition of substantially all the assets and business of Nova Composites, Inc. Such expenditures compare to a net amount of $4.0 million during 2012 for the purchase of property, plant and equipment, primarily for the installation of an additional advanced, high-speed treater at the facility in Singapore and the purchase of equipment for the facility in Kansas and $1.1 million as additional payment for the acquisition of substantially all the assets and business of Nova Composites, Inc.

In addition, the Company paid $60.4 million in cash dividends on its common stock in 2013, including a special cash dividend of $2.50 per share, totaling $52 million, paid in the fourth quarter of 2013, compared to $8.3 million in 2012.

In the first quarter of 2009, the Company’s wholly owned subsidiary, Park Aerospace Structures Corp., acquired substantially all the assets and business of Nova Composites, Inc., a manufacturer of aircraft composite parts and assemblies and the tooling for such parts and assemblies, located in Lynnwood, Washington, for a cash purchase price of $4.5 million paid at the closing of the acquisition and up to an additional $5.5 million payable over five years depending on the achievement of specified earn-out objectives. The Company paid $3.2 million of such additional $5.5 million over the past three fiscal years but disputed the purchase price, including the earn-out payments, in the first quarter of 2013. The Company resolved such dispute and paid an additional $2.2 million in the fourth quarter of 2013. The Company expects to pay no additional amounts in connection with such acquisition.

During 2010, the Company expended approximately $1.1 million for equipment for its aerospace composite materials development and manufacturing facility in Newton, Kansas and approximately $1.1 million for the construction of an expansion of such facility to produce aerospace composite parts and assemblies. During 2011, the Company expended approximately $0.3 million for equipment for such facility, approximately $1.3 million for the construction of such expansion and approximately $0.6 million for equipment for such expanded facility. During 2012, the Company expended approximately $1.5 million for equipment for such facility; and during 2013, the Company expended approximately $0.4 million for equipment for such facility.

Long-Term Debt

At March 3, 2013 the Company had $52 million of long-term debt, and at February 26, 2012, the Company had no long-term debt. In the fourth quarter of 2013, the Company entered into a five-year revolving credit facility agreement with PNC Bank, National Association. The credit facility agreement provides for loans of up to $52 million to the Company and letters of credit up to $2 million for the account of the Company, and subject to the terms and conditions of the agreement, an interest rate on the outstanding loan balance of LIBOR plus 1.15%. Other interest rate options are available to the Company under the credit agreement. At the end of 2013, the Company borrowed $52 million under this credit facility and used all of such borrowed funds to finance the payment of a special cash dividend of $2.50 per share, totaling $52 million, paid to its shareholders on February 26, 2013. The Company incurred $14,000 of interest expense in the fourth quarter of 2013 under such credit agreement. See Note 11 of the Notes to Consolidated Financial Statements included elsewhere in this Report.

Other Liquidity Factors

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

Contractual Obligations:

The Company's contractual obligations and other commercial commitments to make future payments under contracts, such as lease agreements, consist only of (i) operating lease commitments, commitments to purchase raw materials and commitments to purchase equipment, as described in Note 12 of the Notes to Consolidated Financial Statements included elsewhere in this Report, and (ii) the long-term debt described above. The Company has no other long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments or contingent commitments, other than two standby letters of credit in the total amount of $1.2 million to secure the Company's obligations under its workers’ compensation insurance program.

As of March 3, 2013, the Company’s significant contractual obligations, including payments due by fiscal year, were as follows:

Contractual Obligations (Amounts in thousands)	Total	2014	2015-2016	2017-2018	2019 and thereafter

Operating lease obligations	$9,622	$1,903	$2,859	$563	$4,297
Long-term debt	52,000	-	-	52,000	-
Inventory purchase obligations	1,379	1,379	-	-	-
Equipment purchase obligations	456	456	-	-	-
Total	$63,457	$3,738	$2,859	$52,563	$4,297

At March 3, 2013, the Company had gross tax-effected unrecognized tax benefits of $3.1 million. A reasonable estimate of timing of these liabilities is not possible.

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

In 2013, 2012 and 2011, the Company charged approximately $56,000, $127,000 and $7,000, respectively, against pre-tax income for remedial response and voluntary cleanup costs and related legal fees. The Company expects to receive reimbursement pursuant to general liability insurance coverage for approximately $14,000 and $15,000, respectively, of such amounts charged in 2013 and 2012. While annual environmental remedial response and voluntary cleanup expenditures, including legal fees, have generally been constant from year to year, and may increase over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At March 3, 2013 and February 26, 2012, there were no amounts recorded in accrued liabilities for environmental matters.

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

Income Taxes

As part of the processes of preparing its consolidated financial statements, the Company is required to estimate the income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s Consolidated Balance Sheets. The carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company's Consolidated Statements of Operations, or conversely to further reduce the existing valuation allowance resulting in less income tax expense. The Company evaluates the realizability of the deferred tax assets quarterly and assesses the need for additional valuation allowances quarterly.

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

Restructurings

In the second quarter of 2013, the Company’s Nelco Zhuhai facility, located in the Free Trade Zone in Zhuhai, China, ceased its operations. In connection with the closure of such facility, the Company recorded approximately $2.7 million of such charges in 2013 and expects to record no significant additional charges in connection with such closure.

In the fourth quarter of 2012, the Company announced that its PACM facility, located in Waterbury, Connecticut, would be closing its operations after the completion of the transfer of its aerospace composite materials manufacturing activities to the Company’s PATC facility located at the Newton, Kansas Airport. Such transfer and closure were completed in the third quarter of 2013. As the result of the closure of PACM, the Company recorded pre-tax restructuring charges of $1.3 million in 2012 and $0.8 million in 2013. The Company does not expect to record significant additional charges in connection with such closure.

The Company also recorded a pre-tax charge of $0.2 million in 2013 and a pre-tax charge of $1.3 million in 2011 related to the closure, in January of 2009, of the operations of Neltec Europe SAS, the Company’s electronic materials business unit located in Mirebeau, France. The Company previously recorded a pre-tax charge of $4.1 million in connection with such closure in the fourth quarter of 2009. The additional charge in 2011 was based on updated estimates of the total costs to complete the closure of the Neltec Europe SAS business unit as a result of additional information regarding such costs, including recent developments relating to certain employment litigation initiated in France after the closure and other expenses in excess of the original estimates. The closure of Neltec Europe SAS in January of 2009 was a major component of restructurings of the operations of the Company’s Neltec Europe SAS and Neltec SA business units in 2009. Such restructurings and workforce reductions are described in Note 9 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report and elsewhere in this Discussion.

Contingencies and Litigation

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

Generally, forward-looking statements can be identified by the use of words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “goal,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue” and similar expressions or the negative or other variations thereof. Such forward-looking statements are based on current expectations that involve a number of uncertainties and risks that may cause actual events or results to differ materially from Park’s expectations.

The factors described under “Risk Factors” in Item 1A of this Report, as well as the following additional factors, could cause the Company's actual results to differ materially from any such results which might be projected, forecasted, estimated or budgeted by the Company in forward-looking statements.

▪	The Company's operating results are affected by a number of factors, including various factors beyond the Company's control. Such factors include economic conditions in the printed circuit materials, advanced composite materials and composite parts and assemblies industries, the timing of customer orders, product prices, process yields, the mix of products sold and maintenance-related shutdowns of facilities. Operating results also can be influenced by development and introduction of new products and the costs associated with the start-up of new facilities.

▪	The Company, from time to time, is engaged in the expansion of certain of its manufacturing facilities. The anticipated costs of such expansions cannot be determined with precision and may vary materially from those budgeted. In addition, such expansions will increase the Company's fixed costs. The Company's future profitability depends upon its ability to utilize its manufacturing capacity in an effective manner.

▪	The Company may acquire businesses, product lines or technologies that expand or complement those of the Company. The integration and management of an acquired company or business may strain the Company's management resources and technical, financial and operating systems. In addition, implementation of acquisitions can result in large one-time charges and costs. A given acquisition, if consummated, may materially affect the Company's business, financial condition and results of operations.

▪	The Company's success is dependent upon its relationships with key suppliers and customers and key management and technical personnel.

▪	The Company's future success depends in part upon its intellectual property which the Company seeks to protect through a combination of contract provisions, trade secret protections, copyrights and patents.

▪	The market price of the Company’s securities can be subject to fluctuations in response to quarter to quarter variations in operating results, changes in analyst earnings estimates, market conditions in the printed circuit materials, advanced composite materials and composite parts and assemblies industries, as well as general economic conditions and other factors external to the Company.

▪	The Company's operating results could be affected by changes in the Company's accounting policies and practices or changes in the Company's organization, compensation and benefit plans, or changes in the Company's material agreements or understandings with third parties.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Exchange Risk - The Company's primary foreign currency exchange exposure relates to the translation of the financial statements of foreign subsidiaries using currencies other than the U.S. dollar as their functional currency. The Company does not believe that a hypothetical 10% fluctuation in foreign exchange rates would have had a material impact on its consolidated results of operations or financial position.

Interest Rate Risk - The exposure to market risks for changes in interest rates relates to the Company's short-term investment portfolio and its variable rate borrowings under its long-term debt obligations pursuant to the five-year revolving credit facility agreement with PNC Bank, National Association. See Note 11 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report. The Company does not use derivative financial instruments in its investment portfolio or its long-term debt obligations. The Company’s short-term investment portfolio is managed in accordance with guidelines issued by the Company. These guidelines are designed to establish a high quality fixed income portfolio of government and highly rated corporate debt securities with a maximum weighted maturity of less than one year. Based on the average anticipated maturity of the investment portfolio at the end of the 2013 fiscal year, the Company does not believe that a hypothetical 10% fluctuation in short-term interest rates would have had a material impact on the consolidated results of operations or financial position of the Company. The Company’s outstanding borrowings of $52 million, at March 3, 2013, represent 100% of the Company’s total long-term debt obligations. Outstanding borrowings bear interest at a rate equal to, at the Company’s option, either a (a) LIBOR rate option determined by a fluctuating rate per annum equal to LIBOR plus 1.15%, or (b) base rate option determined by a fluctuating rate per annum equal to the highest of (i) the Federal Funds Open Rate (as defined in the Credit Agreement) plus 0.5%, (ii) the Prime Rate (as defined in the Credit Agreement), and (iii) the Daily LIBOR Rate (as defined in the Credit Agreement) plus 1.0%. The Company does not believe that a hypothetical 10% fluctuation in interest rates would have had a material impact on the consolidated results of operations or financial position of the Company.

Item 8.	Financial Statements and Supplementary Data.

The Company's Financial Statements begin on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Park Electrochemical Corp.

We have audited the accompanying consolidated balance sheets of Park Electrochemical Corp. (a New York corporation) and subsidiaries (the “Company”) as of March 3, 2013 and February 26, 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended March 3, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Park Electrochemical Corp. and subsidiaries as of March 3, 2013 and February 26, 2012, and the results of their operations and their cash flows for each of the three years in the period ended March 3, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 3, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 16, 2013 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

New York, New York

May 16, 2013

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	March 3, 2013	February 26, 2012
ASSETS
Current assets:
Cash and cash equivalents	$186,117	$129,503
Marketable securities (Note 2)	89,099	139,282
Accounts receivable, less allowance for doubtful accounts of $423 and $598, respectively	25,878	23,533
Inventories (Note 3)	12,918	15,823
Prepaid expenses and other current assets	6,662	3,449
Total current assets	320,674	311,590

Property, plant and equipment, net of accumulated depreciation and amortization (Note 3)	32,187	38,695
Goodwill and other intangible assets (Note 3)	9,854	7,661
Other assets (Note 4)	6,943	8,042
Total Assets	$369,658	$365,988

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,485	$8,427
Accrued liabilities (Note 3)	6,016	8,816
Income taxes payable	4,177	4,198
Total current liabilities	16,678	21,441

Long-term debt (Note 11)	52,000	-
Deferred income taxes (Note 4)	812	1,062
Other liabilities (Note 4)	246	274
Total liabilities	69,736	22,777

Commitments and contingencies (Notes 12 and 13)

Shareholders' equity (Note 6):
Preferred stock, $1 par value per shares-authorized, 500,000 shares; issued, none	-	-
Common stock, $0.10 par value per shares-authorized, 60,000,000 shares; issued, 20,831,578 and 20,795,591 shares, respectively	2,083	2,079
Additional paid in capital	158,790	157,115
Retained earnings	138,514	181,941
Accumulated other comprehensive income	629	2,077
	300,016	343,212
Less treasury stock, at cost, 4,066 and 158 shares, respectively	(94)	(1)
Total shareholders' equity	299,922	343,211
Total liabilities and shareholders' equity	$369,658	$365,988

See Notes to Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Fiscal Year Ended
	March 3,	February 26,	February 27,
	2013	2012	2011

Net sales	$176,416	$193,254	$211,652
Cost of sales	125,866	138,512	141,751
Gross profit	50,550	54,742	69,901
Selling, general and administrative expenses	26,595	28,247	27,917
Restructuring charges (Note 9)	3,703	1,250	1,312
Earnings from operations	20,252	25,245	40,672
Interest and other income, net	633	808	645
Litigation and insurance settlements (Note 8)	-	1,598	-
Earnings before income taxes	20,885	27,651	41,317
Income tax provision (Note 4)	3,924	4,209	8,696
Net earnings	$16,961	$23,442	$32,621

Earnings per share (Note 7):
Basic earnings per share	$0.82	$1.13	$1.58
Basic weighted average shares	20,801	20,746	20,628

Diluted earnings per share	$0.81	$1.13	$1.58
Diluted weighted average shares	20,823	20,792	20,675

See Notes to Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands, except per share amounts)

	Fiscal Year Ended
	March 3,	February 26,	February 27,
	2013	2012	2011

Net earnings	$16,961	$23,442	$32,621
Other comprehensive income, net of tax:
Exchange rate changes	75	70	377
Less: reclassification adjustment for gains included in net income	(1,465)	-	-
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	41	60	56
Less: reclassification adjustment for gains included in net income	(67)	(44)	(21)
Unrealized losses on marketable securities:
Unrealized holding losses arising during the period	(72)	(44)	(57)
Less: reclassification adjustment for losses included in net income	40	52	12
Other comprehensive income	(1,448)	94	367
Total comprehensive income	$15,513	$23,536	$32,988

See Notes to Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Amounts in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount

Balance, February 28, 2010	20,540,836	$2,054	$149,352	$163,077	$1,616	146	$(1)

Net earnings	-	-	-	32,621	-	-	-
Exchange rate changes	-	-	-	-	377	-	-
Unrealized loss on marketable securities, net of tax	-	-	-	-	(10)	-	-
Stock options exercised	181,343	18	3,621	-	-	12	-
Stock-based compensation	-	-	959	-	-	-	-
Tax benefit on exercise of options	-	-	527	-	-	-	-
Cash dividends ($1.40 per share)	-	-	-	(28,903)	-	-	-

Balance, February 27, 2011	20,722,179	2,072	154,459	166,795	1,983	158	(1)

Net earnings	-	-	-	23,442	-	-	-
Exchange rate changes	-	-	-	-	70	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	24	-	-
Stock options exercised	73,412	7	1,803	-	-	-	-
Stock-based compensation	-	-	762	-	-	-	-
Tax benefit on exercise of options	-	-	91	-	-	-	-
Cash dividends ($0.40 per share)	-	-	-	(8,296)	-	-	-

Balance, February 26, 2012	20,795,591	2,079	157,115	181,941	2,077	158	(1)

Net earnings	-	-	-	16,961	-	-	-
Exchange rate changes	-	-	-	-	(1,390)	-	-
Unrealized loss on marketable securities, net of tax	-	-	-	-	(58)	-	-
Stock options exercised	35,987	4	758	-	-	3,908	(93)
Stock-based compensation	-	-	915	-	-	-	-
Tax benefit on exercise of options	-	-	2	-	-	-	-
Cash dividends ($2.90 per share)	-	-	-	(60,388)	-	-	-

Balance, March 3, 2013	20,831,578	$2,083	$158,790	$138,514	$629	4,066	$(94)

See Notes to Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Fiscal Year Ended
	March 3,	February 26,	February 27,
	2013	2012	2011
Cash flows from operating activities:
Net earnings	$16,961	$23,442	$32,621
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,269	5,891	6,746
Stock-based compensation	915	762	959
(Recovery of) provision for doubtful accounts	(135)	-	21
Provision for deferred income taxes	1,137	22	567
Amortization of bond premium	1,499	1,481	1,271
Impairment of fixed assets	3,620	928	-
Non-cash restructuring	(1,465)	322	1,312
Changes in operating assets and liabilities:
Accounts receivable	(2,255)	6,260	1,859
Inventories	2,882	(2,947)	(907)
Prepaid expenses and other current assets	(3,126)	982	(2,572)
Other assets and liabilities	(310)	(1,642)	(1,620)
Accounts payable	(1,929)	(1,485)	(265)
Accrued liabilities	(2,708)	(968)	1,001
Income taxes payable	(21)	(1,614)	1,675
Net cash provided by operating activities	19,334	31,434	42,668

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,447)	(3,994)	(3,699)
Proceeds from sales of property, plant and eqipment	-	-	894
Purchases of marketable securities	(142,134)	(172,724)	(259,300)
Proceeds from sales and maturities of marketable securities	190,728	170,249	223,442
Business acquisition	(2,200)	(1,100)	(1,100)
Net cash provided by (used in) investing activities	44,947	(7,569)	(39,763)

Cash flows from financing activities:
Dividends paid	(60,388)	(8,296)	(28,903)
Proceeds from exercise of stock options	758	1,810	3,639
Tax benefits from stock-based compensation	(2)	91	527
Proceeds from long-term debt	52,000	-	-
Debt financing costs	(53)	-	-
Purchase of treasury stock	(93)	-	-
Net cash used in financing activities	(7,778)	(6,395)	(24,737)

Increase (decrease) in cash and cash equivalents before effect of exchange rate changes	56,503	17,470	(21,832)
Effect of exchange rate changes on cash and cash equivalents	111	(162)	(3)
Increase (decrease) in cash and cash equivalents	56,614	17,308	(21,835)
Cash and cash equivalents, beginning of year	129,503	112,195	134,030
Cash and cash equivalents, end of year	$186,117	$129,503	$112,195

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three years ended March 3, 2013
(Amounts in thousands, except share (unless otherwise stated), per share and option amounts)

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

a.	Principles of Consolidation – The consolidated financial statements include the accounts of Park and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

b.	Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

c.	Accounting Period – The Company’s fiscal year is the 52 or 53 week period ending the Sunday nearest to the last day of February. The 2013, 2012 and 2011 fiscal years ended on March 3, 2013, February 26, 2012 and February 27, 2011, respectively. Fiscal years 2013, 2012 and 2011 consisted of 53, 52 and 52 weeks, respectively.

d.	Fair Value Measurements – Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

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

The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and current liabilities approximate their carrying value due to their short-term nature. Due to the variable interest rates periodically adjusting with the current LIBOR, the carrying value of outstanding borrowings under the Company’s long-term debt approximates its fair value. (See Note 11). Certain assets and liabilities of the Company are required to be recorded at fair value on either a recurring or non-recurring basis. On a recurring basis, the Company records its marketable securities at fair value using Level 1 or Level 2 inputs. (See Note 2).

The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and any assets and liabilities acquired in a business combination or any long-lived assets written down to fair value. To measure fair value of such assets, the Company uses Level 3 inputs consisting of techniques including an income approach and a market approach. The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the discounted cash flow analysis require the exercise of significant judgment, including judgment about appropriate discount rates and terminal value, growth rates and the amount and timing of expected future cash flows. (See Note 1.m).

During the 2013 fiscal year, the Company impaired the long lived assets of Nelco Technology (Zhuhai FTZ) Ltd. (See Note 9).

e.	Cash and Cash Equivalents – The Company considers all money market securities and investments with contractual maturities at the date of purchase of 90 days or less to be cash equivalents. Investments in debt securities included in cash equivalents were $38,000 at February 26, 2012. The Company had no investments in debt securities included in cash equivalents at March 3, 2013.

Supplemental cash flow information:

	Fiscal Year
	2013	2012	2011
Cash paid during the year for:
Income taxes, net of refunds	$5,866	$6,856	$6,520

The Company paid no interest in the 2013 fiscal year.

At March 3, 2013 and February 26, 2012, the Company held approximately $786 and $1,604, respectively, of cash and cash equivalents in currencies other than U.S. dollars.

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

g.	Inventories – Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company writes down its inventory for estimated obsolescence or unmarketability based upon the age of the inventory and assumptions about future demand for the Company's products and market conditions.

h.	Revenue Recognition – The Company recognizes revenues when products are shipped and title has been transferred to a customer, the sales price is fixed and determinable, and collection is reasonably assured. All material sales transactions are for the shipment of manufactured printed circuit materials and advanced composite materials, parts and assemblies.

i.	Sales Allowances and Product Warranties – The Company provides for the estimated costs of sales allowances at the time such costs can be reasonably estimated. The Company’s products are made to customer specifications and tested for adherence to specifications before shipment to customers. Composite parts and assemblies may be subject to “airworthiness” acceptance by customers after receipt at the customers’ locations. There are no future performance requirements other than the products’ meeting the agreed specifications. The Company’s bases for providing sales allowances for returns are known situations in which products may have failed due to manufacturing defects in products supplied by the Company. The Company is focused on manufacturing the highest quality printed circuit materials and advanced composite materials, parts and assemblies possible and employs stringent manufacturing process controls and works with raw material suppliers who have dedicated themselves to complying with the Company's specifications and technical requirements. The amounts of returns and allowances resulting from defective or damaged products have been less than 1.0% of sales for each of the Company's last three fiscal years.

j.	Accounts Receivable – The Company’s accounts receivable are due from purchasers of the Company’s products. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within established payment terms and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than established payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the conditions of the general economy and the electronics and aerospace industries. The Company writes off accounts receivable when they become uncollectible.

k.	Allowance for Doubtful Accounts – The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

l.	Valuation of Long-Lived Assets – The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Important factors that could trigger an impairment review include, but are not limited to, significant negative industry or economic trends and significant changes in the use of the Company's assets or strategy of the overall business. No impairments of long-lived assets were identified in the 2013, 2012 or 2011 fiscal years other than impairments associated with restructuring activities. (See Note 9).

m.	Goodwill and Other Intangible Assets – Goodwill is not amortized. Other intangible assets are amortized over the useful lives of the assets on a straight line basis. The Company tests for impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. With respect to goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying value. If, based on that assessment, the Company believes it is more likely than not that the fair value is less than its carrying value, a two-step goodwill impairment test is performed. The Company assesses the impairment of goodwill at least annually. The Company conducts its annual goodwill impairment test as of the first day of the fourth quarter. The Company concluded that there was no impairment in the 2013, 2012 or 2011 fiscal years.

n.	Shipping Costs – The amounts paid by the Company to third-party shippers for transporting products to customers, which are not reimbursed by customers, are classified as selling expenses. The shipping costs included in selling, general and administrative expenses were approximately $4,080, $4,629 and $4,758 for the 2013, 2012 and 2011 fiscal years, respectively.

o.	Property, Plant and Equipment – Property, plant and equipment are stated at cost less accumulated depreciation and amortization. The Company capitalizes additions, improvements and major renewals and expenses maintenance, repairs and minor renewals as incurred. Depreciation and amortization are computed principally by the straight-line method over the estimated useful lives of the assets. Machinery, equipment, furniture and fixtures are generally depreciated over 10 years. Building and leasehold improvements are generally depreciated over 25-30 years or the term of the lease, if shorter. The depreciation and amortization expenses associated with property, plant and equipment were $4,269, $5,891 and $6,746 for the 2013, 2012 and 2011 fiscal years, respectively.

p.	Income Taxes – Deferred income taxes are provided for temporary differences in the reporting of certain items, such as depreciation, for income tax purposes as compared with financial accounting purposes. The carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company's Consolidated Statements of Operations, or conversely to further reduce the existing valuation allowance resulting in less income tax expense. The Company evaluates the realizability of the deferred tax assets quarterly and assesses the need for additional valuation allowances quarterly.

Tax benefits are recognized for an uncertain tax position when, in the Company’s judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-

than-not recognition threshold, the tax benefit is measured as the largest amount that is judged to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances and when new information becomes available. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by the Company. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes its liability for unrecognized tax benefits is adequate. Interest and penalties recognized on the liability for unrecognized tax benefits are recorded as income tax expense.

United States (“U.S.”) Federal income taxes have not been provided on the undistributed earnings (approximately $231,000 as of March 3, 2013) of the Company’s foreign subsidiaries, because it is the Company’s practice and current intent to indefinitely reinvest such earnings in the operations of such subsidiaries or in other foreign activities, including acquisitions outside the United States. If undistributed earnings were needed to fund the Company’s operations in the United States, the Company would be required to accrue and pay Federal and State income taxes in the United States on the amount of such earnings that were repatriated to the United States. However, the Company has sufficient liquidity in the United States to fund its activities for the foreseeable future.

q.	Foreign Currency Translation – Assets and liabilities of foreign subsidiaries using currencies other than the U.S. dollar as their functional currency are translated into U.S. dollars at fiscal year-end exchange rates, and income and expense items are translated at average exchange rates for the period. Gains and losses resulting from translation are recorded as currency translation adjustments in comprehensive income.

r.	Stock-Based Compensation – The Company accounts for employee stock options, the only form of equity compensation issued by the Company, as compensation expense based on the fair value of the options on the date of grant and recognizes such expense on a straight-line basis over the four-year service period during which the options become exercisable. The Company determines the values of such options using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates certain assumptions relating to risk-free interest rate, expected volatility, expected dividend yield and expected life of options, in order to arrive at a fair value estimate.

s.	Treasury Stock – The Company considers all shares of the Company’s common stock purchased by the Company as authorized but unissued shares on the trade date. The aggregate purchase price of such shares is reflected as a reduction to Shareholders’ Equity, and such shares are held in treasury at cost.

t.	Reclassifications – Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year’s presentation.

2.	MArketable Securities

The following is a summary of available-for-sale securities:

	March 3, 2013
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$58,299	$58,299	$-	$-
U.S. corporate debt securities	30,800	20,859	9,941	$-
Total marketable securities	$89,099	$79,158	$9,941	$-

	February 26, 2012
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$93,480	$93,480	$-	$-
U.S. corporate debt securities	45,802	45,802	-	$-
Total marketable securities	$139,282	$139,282	$-	$-

The Company’s investments in commercial paper are not traded on a regular basis or in an active market, and the Company was unable to obtain pricing information on an on-going basis. Therefore, these investments were measured using quoted market prices for similar assets currently trading in an active market or using model-derived valuations in which all significant inputs are observable for substantially the full term of the asset. As a result, these investments were classified as Level 2.

The following tables show the amortized cost basis, gross unrealized gains and losses and the realized gains and losses on the Company’s available-for-sale securities:

	Unamortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses

March 3, 2013:
U.S. Treasury and other government securities	$48,293	$47	$48

U.S. corporate debt securities	40,859	11	63
Total marketable securities	$89,152	$58	$111

February 26, 2012:
U.S. Treasury and other government securities	$93,491	$41	$53

U.S. corporate debt securities	45,754	61	12
Total marketable securities	$139,245	$102	$65

	Fiscal Year
	2013	2012	2011

Gross realized gains on sale	$9	$43	$11

Gross realized losses on sale	35	65	47

The estimated fair values of such securities at March 3, 2013, by contractual maturity, are shown below:

Due in one year or less	$63,463
Due after one year through five years	25,636
$89,099

3.	Other balance sheet data

Other balance sheet data consisted of the following:

	March 3,	February 26,
	2013	2012

Inventories:

Raw materials	$6,639	$8,774
Work-in-process	2,870	2,632
Finished goods	3,213	4,097
Manufacturing supplies	196	320
	$12,918	$15,823

Property, plant and equipment:

Land, buildings and improvements	$39,517	$41,169
Machinery, equipment, furniture and fixtures	131,950	135,130
	171,467	176,299
Less accumulated depreciation and amortization	139,280	137,604
	$32,187	$38,695

Goodwill and other intangible assets:

Goodwill	$9,776	$7,576
Other intangibles	78	85
	$9,854	$7,661

Accrued liabilities:

Payroll and payroll related	$2,210	$2,698
Employee benefits	297	474
Workers' compensation	687	969
Professional fees	1,002	1,498
Restructuring (Note 9)	304	1,685
Other	1,516	1,492
	$6,016	$8,816

Property, plant and equipment – The New England Laminates Co., Inc. building in Newburgh, New York is held for sale. In the 2004 fiscal year, the Company reduced the book value of the building to zero, and the Company intends to sell it during the 2014 fiscal year. The Nelco Technology (Zhuhai FTZ) Ltd. building in Zhuhai, China is held for sale with a carrying value of $1,890. The Company ceased depreciating this building during the second quarter of the 2013 fiscal year, and it intends to sell the building during the 2014 fiscal year.

Goodwill and other intangible assets – In the first quarter of the Company’s 2009 fiscal year, the Company’s wholly owned subsidiary, Park Aerospace Structures Corp., acquired substantially all the assets and business of Nova Composites, Inc., a manufacturer of aircraft composite parts and assemblies and the tooling for such parts and assemblies, located in Lynnwood, Washington, for a cash purchase price of $4,500 paid at the closing of the acquisition and up to an additional $5,500 payable over five years depending on the achievement of specified earn-out objectives. The Company paid $3,200 of such additional $5,500 over the past three fiscal years but disputed the purchase price, including the earn-out payments, in the 2013 fiscal year first quarter. The Company resolved such dispute and paid an additional $2,200 in the 2013 fiscal year fourth quarter, which was recorded as additional goodwill. The Company expects to pay no additional amounts in connection with such acquisition. Other intangible assets are being amortized over 15 years.

4.	Income Taxes

The income tax provision includes the following:

	Fiscal Year
	2013	2012	2011

Current:
Federal	$(2,804)	$(696)	$2,880
State and local	172	(194)	378
Foreign	5,419	5,077	4,872
	2,787	4,187	8,130

Deferred:
Federal	1,652	(239)	274
State and local	(314)	658	32
Foreign	(201)	(397)	260
	1,137	22	566
	$3,924	$4,209	$8,696

Federal income tax benefits of $2,804 and $696 recognized in the 2013 and 2012 fiscal years, respectively, were the result of loss carrybacks to the 2011 and 2010 fiscal years, net of the tax impact from the loss of the domestic production activities deductions in those years.

State income tax benefits from loss carryforwards to future years are recognized as deferred tax assets in the 2013 fiscal year and as a current income tax benefit in the 2012 fiscal year.

The valuation allowance increased by $804 in 2013 as a result of increases in foreign net operating loss carryforwards.

The components of earnings before income taxes were as follows:

	Fiscal Year
	2013	2012	2011

United States	$(4,196)	$(1,447)	$8,668
Foreign	25,081	29,098	32,649
Earnings before income taxes	$20,885	$27,651	$41,317

The Company’s effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

	Fiscal Year
	2013	2012	2011

Statutory U.S. Federal tax rate	34.0%	34.0%	34.0%
State and local taxes, net of Federal benefit	-0.8%	-0.6%	0.6%
Foreign tax rate differentials	-22.3%	-19.9%	-16.4%
Valuation allowance on deferred tax assets	0.4%	3.1%	2.6%
Adjustment on tax accruals and reserves	4.8%	-2.4%	0.8%
Foreign tax credits	-0.3%	-0.3%	-0.5%
Permanent differences and other	2.9%	1.3%	-0.1%
	18.7%	15.2%	21.0%

The Company had total net operating loss carryforwards of approximately $35,681 and $32,166 in the 2013 and 2012 fiscal years, respectively. As of the fiscal year ended March 3, 2013, $30,235 of net operating loss carryforwards have an indefinite carryforward period and $5,446 have a five year carryforward period.

The Company had New York State investment tax credit carryforwards of $710 and $1,728 in the 2013 and 2012 fiscal years, respectively. In the 2011 fiscal year, a $19 benefit was recognized for utilization of these credits. The New York State Investment tax credits expire in fiscal years 2013 through 2018. The Company has Kansas tax credits of $210 in both fiscal years 2013 and 2012, for which no benefit was provided. The Company does not believe that realization of the principal portion of the Kansas tax credit or the investment tax credit carryforward is more likely than not. The Kansas credits expire in the 2019 and 2020 fiscal years.

The deferred tax asset valuation allowance of $12,465 as of March 3, 2013 is related to foreign net operating losses and state tax credit carryforwards for which the Company does not expect to realize any tax benefit. During the 2013 fiscal year, the valuation allowance increased by $804 due to current year foreign losses and the expiration of state credits for which no tax benefit was recognized. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.

Significant components of the Company's deferred tax liabilities and assets as of March 3, 2013 and February 26, 2012 were as follows:

	March 3,	February 26,
	2013	2012

Deferred tax assets:
Impairment of fixed assets	$5,813	$6,035
Net operating loss carryforwards	11,917	9,753
Tax credits carryforward	1,343	2,019
Other, net	369	2,220
	19,442	20,027

Valuation allowance on deferred tax assets	(12,465)	(11,661)
Net deferred tax assets	6,977	8,366

Depreciation	(468)	(741)
Offshore Singapore earnings subject to local tax	(344)	(321)
Total deferred tax liabilities	(812)	(1,062)
Net deferred tax	$6,165	$7,304

The breakdown between current and long-term deferred tax assets follows:

	March 3,	February 26,
	2013	2012

Current	$1,206	$1,300
Non-current	5,771	7,066

Total deferred tax assets	$6,977	$8,366

On the Consolidated Balance Sheets, the current net deferred tax assets are included in prepaid expenses and other current assets. The non-current net deferred tax assets are included in other assets.

At March 3, 2013, the Company had gross unrecognized tax benefits of $164 included in current liabilities and $174 included in other liabilities. The unrecognized tax benefits included $2,715 relating to a claim for refund filed to recoup the tax benefit for the Company’s remaining investment in New England Laminates (U.K.) Ltd. If any portion of the unrecognized tax benefits at March 3, 2013 were recognized, the Company’s effective tax rate would change.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Unrecognized Tax Benefits
	March 3,	February 26,
	2013	2012

Balance, beginning of year	$3,999	$2,044
Gross increases-tax positions in prior period	-	2,715
Gross decreases-tax positions in prior period	(235)	(268)
Gross increases-current period tax positions	-	264
Gross decreases-current period tax positions	-	-
Audit settlements	(711)	(756)
Lapse of statute of limitations	-	-
Balance, end of year	$3,053	$3,999

The amount of unrecognized tax benefits may increase or decrease in the future for various reasons, including adding or subtracting amounts for current year tax positions, expiration of statutes of limitation on open income tax years, changes in the Company’s judgment about the level of uncertainty, status of tax examinations, and legislative changes. Changes in prior period tax positions are the result of a re-evaluation of the probability of realizing the benefit of a particular tax position based on new information. It is reasonably possible that approximately $0 to $2.7 million of unrecognized tax benefits will be recognized in the 2014 fiscal year upon the conclusion of the Internal Revenue Service review of amended returns.

A list of open tax years by major jurisdiction follows:

United States	2010-2013
Arizona	2009-2013
California	2009-2013
New York	2008-2013
France	2011-2013
Singapore	2006-2013

The Company had approximately $95 and $137 of accrued interest and penalties as of March 3, 2013 and February 26, 2012, respectively. The Company’s policy is to include applicable interest and penalties related to unrecognized tax benefits as a component of current income tax expense.

During the 2012 fiscal year, the New York State Department of Taxation commenced an examination of the Company’s tax returns for the 2008, 2009, 2010 and 2011 fiscal years. As of March 3, 2013, no preliminary audit findings were received by the Company and no reserves have been recorded.

5.	STOCK-BASED COMPENSATION

As of March 3, 2013, the Company had a 2002 Stock Option Plan (the “Plan”), and no other stock-based compensation plan. The Plan has been approved by the Company’s shareholders and provides for the grant of stock options to directors and key employees of the Company. All options granted under the Plan have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant, which, pursuant to the terms of the Plan, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted. Options granted under the Plan become exercisable 25% one year from the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire 10 years from the date of grant. Options to purchase a total of 1,800,000 shares of common stock were authorized for grant under the Plan. At March 3, 2013, 1,599,596 shares of common stock of the Company were reserved for issuance upon exercise of stock options under the Plan, and 621,813 options were available for future grant under the Plan. Options to purchase 205,520 and 198,750 shares of common stock were granted during the 2013 and 2012 fiscal years, respectively.

The compensation expense for stock options includes an estimate for forfeitures and is recognized on a straight line basis over the requisite service period.

The future compensation expense to be recognized in earnings before income taxes for options outstanding at March 3, 2013 was $2,606 and will be recognized over the next four fiscal years.

The Company records its stock-based compensation at fair value. The weighted average fair value for options was estimated at the dates of grants, using the Black-Scholes option pricing model. The following table represents the weighted average fair value and valuation assumptions used for options granted in the 2013, 2012 and 2011 fiscal years:

	Fiscal Year
	2013	2012	2011

Weighted average fair value of option grants	$8.56	$6.96	$10.19
Risk free interest rates	1.50 - 1.80%	1.90%	2.63 - 3.34%
Expected stock price volatility	35.02 - 37.06%	35.40%	35.40 - 35.70%
Expected dividend yields	1.54 - 1.65%	1.50 - 1.80%	1.29 - 1.52%
Estimated option terms	5.7 - 6.9 years	5.4 - 6.5 years	5.5 - 5.7 years

The risk free interest rates are based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the estimated term of the options at the date of the grant. Volatility factors are based on historical volatility of the Company’s common stock. The expected dividend yields are based on the regular quarterly cash dividend per share most recently declared by the Company and on the exercise price of the options granted during the 2013 fiscal year. The estimated terms of the options are based on evaluations of the historical and expected future employee exercise behavior.

Information with respect to stock option activity follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance, February 28, 2010	1,018,095	$24.89
Granted	23,000	30.49
Exercised	(181,343)	20.07
Terminated or expired	(57,663)	26.12
Balance, February 27, 2011	802,089	$26.05
Granted	198,750	22.53
Exercised	(73,412)	24.65
Terminated or expired	(11,476)	25.75
Balance, February 26, 2012	915,951	$25.40
Granted	205,520	25.60
Exercised	(35,987)	21.16
Terminated or expired	(107,701)	25.91
Balance, March 3, 2013	977,783	$25.54	6.10	$741
Exercisable, March 3, 2013	614,076	$26.06	4.40	$357

The total values realized (the market value of the underlying shares on the date of exercise, less the exercise price, times the number of shares acquired) from the exercise of options during the 2013, 2012 and 2011 fiscal years were $227, $402 and $1,818, respectively.

6.	SHAREHOLDERS’ EQUITY

Shareholders’ Rights Plan – On July 20, 2005, the Board of Directors renewed the Company’s shareholders’ rights plan on substantially the same terms as its previous rights plan which expired in July 2005. In accordance with the Company’s shareholders’ rights plan, a right (the “Right”) to purchase from the Company a unit consisting of one one-thousandth (1/1,000) of a share (a “Unit”) of Series B Junior Participating Preferred Stock, par value $1.00 per share (the “Series B Preferred Stock”), at a purchase price of $150 (the “Purchase Price”) per Unit, subject to adjustment, is attached to each outstanding share of the Company’s common stock. The Rights expire on July 20, 2015. Subject to certain exceptions, the Rights will become exercisable 10 business days after a person acquires 20 percent or more of the Company’s outstanding common stock or commences a tender offer that would result in such person’s owning 20 percent or more of such stock. If any person acquires 20 percent or more of the Company’s outstanding common stock, the rights of holders, other than the acquiring person, become rights to buy shares of the Company’s common stock (or of the acquiring company if the Company is involved in a merger or other business combination and is not the surviving corporation) having a market value of twice the Purchase Price of each Right. The Company may redeem the Rights for $.01 per Right until 10 business days after the first date of public announcement by the Company that a person acquired 20 percent or more of the Company’s outstanding common stock.

Treasury Stock – The Company announced on October 18, 2012 that its Board of Directors had authorized the Company’s purchase, on the open market and in privately negotiated transactions, of up to 1,000,000 shares of its common stock, representing approximately 5% of the Company’s 20,802,020 total outstanding shares as of the close of business on October 17, 2012. During the 2013 fiscal year, the Company purchased 3,905 shares pursuant to such authorization at an aggregate purchase price of $93, leaving 996,095 shares that may be purchased pursuant to such authorization.

Reserved Common Shares – At March 3, 2013, 1,599,596 shares of common stock were reserved for issuance upon exercise of stock options.

Accumulated Other Comprehensive Income – Accumulated balances related to each component of other comprehensive income were as follows:

	March 3, 2013	February 26, 2012

Currency translation adjustment	$663	$2,053
Unrealized (losses) gains on investments, net of tax	(34)	24
Accumulated balance	$629	$2,077

7.	EARNINGS PER SHARE

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

The following table sets forth the calculation of basic and diluted earnings per share:

	Fiscal Year
(Amounts in thousands, except per share amounts)	2013	2012	2011

Net Earnings	$16,961	$23,442	$32,621

Weighted average common shares outstanding for basic EPS	20,801	20,746	20,628
Net effect of dilutive options	22	46	47
Weighted average shares outstanding for diluted EPS	20,823	20,792	20,675

Basic earnings per share	$0.82	$1.13	$1.58

Diluted earnings per share	$0.81	$1.13	$1.58

Common stock equivalents, which were not included in the computation of diluted earnings per share because either the effect would have been antidilutive or the options’ exercise prices were greater than the average market price of the common stock, were approximately 423,000, 197,000 and 20,000 for the 2013, 2012 and 2011 fiscal years, respectively.

8.	LITIGATION AND INSURANCE SETTLEMENTS

During the 2013 fiscal year, the Company recorded pre-tax other income of $1,000 resulting from the settlement of a business interruption insurance claim at the Company’s Neltec, Inc. (“Neltec”) business unit in Tempe, Arizona and Nelco Products, Inc. (“Nelco”) business unit in Fullerton, California resulting from an interruption of material shipments from one of the Company’s vendors located in Japan to these subsidiaries caused by the March 2011 Tsunami in Japan. The settlement amount has been recorded in litigation and insurance settlements on the Consolidated Statements of Operations.

During the 2013 fiscal year, the Company settled all pending litigation with Isola USA Corporation (“Isola”) for $1,000, which has been recorded in litigation and insurance settlements on the Consolidated Statements of Operations. The settlement resulted in the dismissal of the patent infringement lawsuit that Isola filed against Park, Nelco and Neltec. Park, Nelco and Neltec agreed to refrain from challenging the validity or enforceability of any of the applicable patents. In the settlement, neither party admitted any liability or wrongdoing. (See Note 13).

During the 2012 fiscal year, the Company recorded pre-tax other income of $1,598 resulting from the settlements of (a) a lawsuit for an insurance claim for business interruption at the Company’s Neltec business unit in Tempe, Arizona in the 2003 fiscal year caused by the explosion and resulting destruction of a treater at the Company’s business unit in Singapore and (b) a lawsuit pertaining to defective equipment purchased by the Company’s Park Aerospace Technologies Corp. business unit in Newton, Kansas. The gain has been recorded in litigation and insurance settlements on the Consolidated Statements of Operations.

9.	restructuring charges

During the 2013 fiscal year, the Company recorded restructuring charges of $2,730, related to the closure of the Company’s Nelco Technology (Zhuhai FTZ) Ltd. business unit located in Zhuhai, China. The charges include a non-cash asset impairment charge of $3,620 and are net of the recapture of a non-cash cumulative currency translation adjustment of $1,465. The reclassification of the non-cash cumulative currency translation adjustment is included in exchange rate changes in the Consolidated Statements of Comprehensive Income. The Company has a building with a carrying value of $1,890 which is held for sale at its Nelco Technology (Zhuhai FTZ) Ltd. business unit. The Company ceased depreciating this building during the 2013 fiscal year second quarter and expects to sell the building in the 2014 fiscal year second or third quarter. The Company paid $209 of such charges during the 2013 fiscal year and expects to record no significant additional charges in connection with such closure.

In the 2012 fiscal year fourth quarter, the Company recorded a pre-tax charge of $1,250 related to the closing of the Company’s Park Advanced Composite Materials, Inc. business unit located in Waterbury, Connecticut. The charge for closing the business unit included a non-cash asset impairment charge of $928. As a result of the closing, the Company recorded $820 of additional pre-tax charges during the 2013 fiscal year. The Company paid $1,091 of such charges during the 2013 fiscal year. The Company does not expect to record significant additional charges resulting from such closing.

As of February 26, 2012, the Company had remaining obligations and potential liabilities in the aggregate amount of $1,187 related to the closure of the Neltec Europe SAS printed circuit materials business unit and recorded an additional pre-tax charge of $153 in the 2013 fiscal year fourth quarter. The Company paid $1,133 of these obligations in the 2013 fiscal year and expects to settle the remaining $207 during the 2014 fiscal year.

During the 2004 fiscal year, the Company recorded charges related to the realignment of its North American volume printed circuit materials operations. The charges were for employment termination benefits of $1,258, which were fully paid in the 2004 fiscal year, and lease and other obligations of $7,292. All costs other than the lease obligations were settled prior to the 2007 fiscal year. The future lease obligations are payable through September 2013. During the 2013 fiscal year, the Company applied $448 of lease payments against such lease obligations. There is no remaining accrual related to the lease and other obligations as of March 3, 2013.

10.	Employee Benefit Plans

Profit Sharing Plan – The Company and certain of its subsidiaries have a non-contributory profit sharing retirement plan covering substantially all full-time employees in the United States. The plan may be modified or terminated at any time, but in no event may any portion of the contributions revert back to the Company. The Company's estimated contributions are accrued at the end of each fiscal year and paid to the plan in the subsequent fiscal year. The Company’s contributions to the plan were $460 and $541 for fiscal years 2012 and 2011, respectively. The contribution for fiscal year 2013 has not been paid. Contributions are discretionary and may not exceed the amount allowable as a tax deduction under the Internal Revenue Code.

Savings Plan – The Company also sponsors a 401(k) savings plan, pursuant to which the contributions of employees of certain subsidiaries were partially matched by the Company in the amounts of $154, $164 and $187 in the 2013, 2012 and 2011 fiscal years, respectively.

11.	LONG-TERM DEBT

On January 30, 2013, the Company entered into a five-year revolving credit facility agreement (“Credit Agreement”) with PNC Bank, National Association. The Credit Agreement provides for loans up to $52,000 (the “Facility”) to the Company and letters of credit up to $2,000 for the account of the Company. To date, the Company has borrowed $52,000 to finance a special dividend paid to shareholders of the Company in the 2013 fiscal year fourth quarter, and PNC Bank has issued two standby letters of credit for the account of the Company in the total amount of $1,166 to secure the Company’s obligations under its workers’ compensation insurance program. The amount outstanding under the Credit Agreement is payable on January 30, 2018.

Borrowings under the Facility bear interest at a rate equal to, at the Company’s option, either a (a) LIBOR rate option determined by a fluctuating rate per annum equal to the LIBOR Rate plus 1.15% or (b) base rate option determined by a fluctuating rate per annum equal to the highest of (i) the Federal Funds Open Rate (as defined in the Credit Agreement) plus 0.5%, (ii) the Prime Rate (as defined in the Credit Agreement), and (iii) the Daily LIBOR Rate (as defined in the Credit Agreement) plus 1.0%. Under the Credit Agreement, the Company also is obligated to pay a nonrefundable commitment fee, accruing from January 30, 2013 until the earlier of January 30, 2018 and the date on which the Credit Agreement is terminated, equal to 0.20% per annum multiplied by the average daily difference between the amount of (a) the revolving credit commitment and (b) the revolving facility usage, payable quarterly in arrears.

The Credit Agreement also contains certain customary affirmative and negative covenants and customary financial covenants that require the Company to maintain a minimum interest coverage ratio of 3.00 to 1.00 and not to exceed a maximum funded debt ratio of 3.00 to 1.00 at the end of each fiscal quarter. As of March 3, 2013, the Company was in compliance with these financial covenants. The dividend covenant permits the Company to pay regular quarterly dividends in amounts not exceeding $0.10 per share. The Company’s obligations under the Credit Agreement are guaranteed by its Nelco Products, Inc., Neltec, Inc. and Park Aerospace Technologies Corp. subsidiaries and secured by a pledge of 65% of the capital stock of the Company’s Nelco Products Pte. Ltd. subsidiary in Singapore.

The Facility is available to (i) support working capital and general corporate needs, including the issuance of letters of credit, (ii) fund special distributions to the Company’s shareholders permitted under the Facility, and (iii) finance on-going capital expenditures and acquisitions. At March 3, 2013, $52,000 of indebtedness was outstanding under the Facility with an interest rate of 1.40%. Interest expense recorded under the Facility was approximately $14 during the 2013 fiscal year, which is included in interest and other income, net on the Consolidated Statements of Operations.

12.	Commitments

The Company conducts certain of its operations in leased facilities, which include several manufacturing plants, warehouses and offices. The leases of facilities are for terms of up to 10 years, the latest of which expires in 2016. Many of the leases contain renewal options for periods ranging from one to ten years and require the Company to pay real estate taxes and other operating costs. The latest land lease expiration is 2054.

These non-cancelable leases have the following payment schedule:

Fiscal Year	Amount
2014	$1,903
2015	1,654
2016	1,205
2017	343
2018	220
Thereafter	4,297
$9,622

Rental expenses, inclusive of real estate taxes and other costs, were $3,068, $3,734 and $3,067 for the 2013, 2012 and 2011 fiscal years, respectively. In addition, the Company has commitments to purchase raw materials for $1,379, which extend through September 2014, and commitments to purchase equipment for $456.

13.	CONTINGENCIES

Litigation

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

The $1,312 charge in the 2011 fiscal year related to the closure, in January of 2009, of the Company’s Neltec Europe SAS digital electronic materials business unit located in Mirebeau, France included an amount relating to certain employment litigation initiated in France after the closure and concluded in the fourth quarter of fiscal year 2013. (See Note 9).

In June 2012, Isola filed a complaint against the Company and its Nelco Products, Inc. and Neltec, Inc. business units in the United States District Court for the District of Arizona, in Phoenix, Arizona, alleging that the sales of certain products by Park and the two aforementioned business units in the United States infringe two United States patents owned by Isola. Isola amended the complaint in August 2012 to add a third United States patent. In the 2013 fiscal year fourth quarter, Isola and Park agreed to settle all pending litigation between the parties related to Isola’s patents for the use of Styrene Maleic Anhydride (“SMA”) in laminates for $1,000, which has been recorded in litigation and insurance settlements on the Consolidated Statements of Operations. The settlement resulted in the dismissal of the patent infringement lawsuit that Isola filed against Park, Nelco and Neltec. Park, Nelco and Neltec agreed to refrain from challenging the validity or enforceability of any of Isola’s SMA patents. In the settlement, neither party admitted any liability or wrongdoing.

Environmental Contingencies

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

The total costs incurred by the Company and its subsidiaries in connection with these sites, including legal fees incurred by the Company and its subsidiaries and their assessed share of remediation costs and excluding amounts paid or reimbursed by insurance carriers, were approximately $56, $127 and $7 in the 2013, 2012 and 2011 fiscal years, respectively. The Company had no recorded liabilities for environmental matters for the 2013 and 2012 fiscal years.

Such recorded liabilities do not include environmental liabilities and related legal expenses for which the Company believes that it and its subsidiaries have general liability insurance coverage for the years during which the Company's subsidiaries' waste was disposed at three sites for which certain subsidiaries of the Company have been named as potentially responsible parties. Pursuant to such general liability insurance coverage, two insurance carriers have been paying 100% of the legal defense and remediation costs associated with such three sites since 1985. In the 2012 fiscal year fourth quarter, one of such insurance carriers, which had been paying 45% of such legal defense and remediation costs, indicated that it no longer agreed to such percentage. As a result, the Company has commenced litigation against such insurance carriers and a third insurance carrier. The three insurance carriers have filed answers to the lawsuit, and one has asserted counter claims against the Company.

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

Acquisition

In April 2008, the Company’s wholly owned subsidiary, Park Aerospace Structures Corp., acquired substantially all the assets and business of Nova Composites, Inc., a manufacturer of composite parts and assemblies and the tooling for such parts and assemblies, located in Lynnwood, Washington, for a cash purchase price of $4,500 paid at the closing of the acquisition and up to an additional $5,500 payable over five years depending on the achievement of specified earn-out objectives. The Company paid $3,200 of such additional $5,500 over the past three fiscal years but disputed the purchase price, including the earn-out payments, in the 2013 fiscal year first quarter. The Company resolved such dispute and paid an additional $2,200 in the 2013 fiscal year fourth quarter. The Company expects to pay no additional amounts in connection with such acquisition.

14.	GEOGRAPHIC REGIONS

The Company is a global advanced materials company which develops, manufactures, markets and sells high technology digital and RF/microwave printed circuit materials principally for the telecommunications and internet infrastructure and high-end computing markets and advanced composite materials, parts and assemblies for the aerospace markets. The Company’s printed circuit materials products and the Company’s advanced composite materials, parts and assemblies products are sold to customers in North America, Asia and Europe. The Company considers itself to be a single operating segment.

Sales are attributed to geographic region based upon the region in which the materials were delivered to the customer. Sales between geographic regions were not significant.

Financial information regarding the Company’s operations by geographic region is as follows:

	Fiscal Year
	2013	2012	2011
Sales:
North America	$80,968	$85,941	$98,865
Asia	78,559	82,325	90,346
Europe	16,889	24,988	22,441
Total sales	176,416	193,254	211,652

Long-lived assets:
North America	34,555	35,419	38,072
Asia	14,102	18,584	18,333
Europe	327	395	444
Total long-lived assets	$48,984	$54,398	$56,849

15.	Customer and Supplier Concentrations

Customers – Sales to TTM Technologies Inc. were 16.1%, 15.7% and 16.4% of the Company's total worldwide sales for the 2013, 2012 and 2011 fiscal years, respectively. Sales to Sanmina-SCI Corporation were 10.1%, 11.5% and 14.6% of the Company's total worldwide sales for the 2013, 2012 and 2011 fiscal years, respectively. Sales to subsidiaries of Flextronics International, Ltd. were 10.0% and 10.2%, of the Company’s total worldwide sales for the 2012 and 2011 fiscal years, respectively.

While no other customer accounted for 10% or more of the Company's total worldwide sales in the 2013, 2012 or 2011 fiscal years, and the Company is not dependent on any single customer, the loss of a major printed circuit materials customer or of a group of customers could have a material adverse effect on the Company's business or consolidated results of operations or financial position.

Sources of Supply – The principal materials used in the manufacture of the Company's high-technology printed circuit materials and advanced composite materials, parts and assemblies are specially manufactured copper foil, fiberglass cloth and synthetic reinforcements, and specially formulated resins and chemicals. Although there is a limited number of qualified suppliers of these materials, the Company has nevertheless identified alternate sources of supply for many of such materials. While the Company has not experienced significant problems in the delivery of these materials and considers its relationships with its suppliers to be strong, a disruption of the supply of material from a principal supplier could adversely affect the Company's business. Furthermore, substitutes for these materials are not readily available, and an inability to obtain essential materials, if prolonged, could materially adversely affect the Company’s business. The Company experienced a supply chain issue in Japan as a result of the earthquake and tsunami in Japan in March 2011. Such issue was resolved during the 2012 fiscal year third quarter.

16.	ACCOUNTING PRONOUNCEMENTS

Recently Adopted

In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that eliminates the option of presenting components of Other Comprehensive Income (“OCI”) as part of the statement of shareholders' equity. The guidance instead requires the reporting of OCI in a single continuous statement of comprehensive income or in a separate statement immediately following the statement of earnings. The Company adopted the guidance effective February 27, 2012, and the adoption of this guidance did not impact the Company’s results of operations, cash flows or financial condition.

In September 2011, the FASB issued authoritative guidance which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test.  The Company adopted this guidance in connection with its 2013 fiscal year impairment analysis. The adoption of this guidance did not impact the Company’s results of operations, cash flows or financial condition.

Recently Issued

In February 2013, the FASB issued authoritative guidance that requires disclosure of amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about such amounts. This guidance is effective prospectively for reporting periods beginning after December 15, 2012, which is the first quarter of the Company’s 2014 fiscal year. This guidance affects financial statement disclosure only, and its adoption will not affect the Company’s results of operations, cash flows or financial position.

In March 2013, the FASB issued authoritative guidance which states that when a parent sells an investment in a foreign entity and ceases to have a controlling interest in that foreign entity or a foreign subsidiary disposes of substantially all of its assets or when control of a foreign entity is obtained in which the parent held an equity interest before the acquisition date, the cumulative translation adjustment should be released into net income. The guidance is effective prospectively for fiscal years (and interim reporting periods within those fiscal years) beginning after December 15, 2013, with early adoption permitted, which is the first quarter of the Company’s 2015 fiscal year. The Company does not expect that the adoption of this standard will have a material impact on the Company’s results of operations, cash flows or financial position.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

Selected Quarterly Financial Data (Unaudited)

(Amounts in thousands, except per share amounts)

	Quarter
	First	Second	Third	Fourth

Fiscal 2013:
Net sales	$46,046	$46,430	$41,265	$42,675
Gross profit	12,976	13,199	12,540	11,835
Net Earnings	4,933	3,246	4,710	4,072
Basic net earnings per share	$0.24	$0.16	$0.23	$0.20
Diluted net earnings per share	$0.24	$0.16	$0.23	$0.20
Weighted average common shares outstanding:
Basic	20,796	20,800	20,801	20,806
Diluted	20,849	20,819	20,803	20,822

Fiscal 2012:
Net sales	$51,817	$50,449	$47,312	$43,676
Gross profit	15,969	14,536	12,996	11,241
Net Earnings	7,242	7,670	5,379	3,151
Basic net earnings per share	$0.35	$0.37	$0.26	$0.15
Diluted net earnings per share	$0.35	$0.37	$0.26	$0.15
Weighted average common shares outstanding:
Basic	20,723	20,741	20,754	20,764
Diluted	20,820	20,776	20,756	20,816

Earnings per share are computed separately for each quarter. Therefore, the sum of such quarterly per share amounts may differ from the total for each year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a)	Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 3, 2013, the end of the fiscal year covered by this annual report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such fiscal year, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 3, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control–Integrated Framework. Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of March 3, 2013.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Park Electrochemical Corp.

We have audited the internal control over financial reporting of Park Electrochemical Corp. (a New York corporation) and subsidiaries (the “Company”) as of March 3, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 3, 2013, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended March 3, 2013 and our report dated May 16, 2013 expressed an unqualified opinion on those financial statements.

/s/GRANT THORNTON LLP

New York, New York

May 16, 2013

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

The information called for by this item (except for information as to the Company's executive officers, which information appears elsewhere in this Report) is incorporated by reference to the Company's definitive proxy statement for the 2013 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION.

The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2013 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2013 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2013 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

This information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2013 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
		Page

	(a) Documents filed as a part of this Report

	(1) Financial Statements:

	The following Consolidated Financial Statements of the Company are included in Part II, Item 8:

	Report of Independent Registered Public Accounting Firm	44

	Balance Sheets	45

	Statements of Operations	46

	Statements of Comprehensive Income	47

	Statements of Shareholders' Equity	48

	Statements of Cash Flows	49

	Notes to Consolidated Financial Statements (1-18)	50

	(2) Financial Statement Schedules:

	The following additional information should be read in conjunction with the Consolidated Financial Statements of the Registrant described in Item 15(a)(1) above:

	Schedule II – Valuation and Qualifying Accounts	81

	All other schedules have been omitted because they are not applicable or not required, or the information is included elsewhere in the financial statements or notes thereto.

	(3) Exhibits:

	The information required by this Item relating to Exhibits to this Report is included in the Exhibit Index beginning on page 82 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2013	PARK ELECTROCHEMICAL CORP.

	By:	/s/ Brian E. Shore
Brian E. Shore,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian E. Shore	Chairman of the Board, President and Chief
Brian E. Shore	Executive Officer and Director (principal
	executive officer)	May 16, 2013

/s/ P. Matthew Farabaugh	Vice President and Chief Financial Officer
P. Matthew Farabaugh	(principal financial officer and principal
	accounting officer)	May 16, 2013

/s/ Dale Blanchfield	Director	May 16, 2013
Dale Blanchfield

/s/ Lloyd Frank	Director	May 16, 2013
Lloyd Frank

/s/ Emily J. Groehl	Director	May 16, 2013
Emily J. Groehl

/s/ Peter Maurer	Director	May 16, 2013
Peter Maurer

/s/ Steven T. Warshaw	Director	May 16, 2013
Steven T. Warshaw

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Column C
Column A	Column B	Additions		Column D	Column E
Description	Balance at Beginning of Period	Costs and Expenses	Other	Reductions	Balance at End of Period
DEFERRED INCOME TAX ASSET VALUATION ALLOWANCE:
53 weeks ended March 3, 2013	$11,661,000	$804,000	$-	$-	$12,465,000
52 weeks ended February 26, 2012	$10,877,000	$784,000	$-	$-	$11,661,000
52 weeks ended February 27, 2011	$9,814,000	$1,063,000	$-	$-	$10,877,000

			Column D
Column A	Column B	Column C	Other		Column E
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Accounts Written Off (A)	Translation Adjustment	Balance at End of Period
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
53 weeks ended March 3, 2013	$598,000	$(135,000)	$(40,000)	$-	$423,000
52 weeks ended February 26, 2012	$599,000	$(1,000)	$-	$-	$598,000
52 weeks ended February 27, 2011	$578,000	$21,000	$-	$-	$599,000

(A)	Uncollectible amounts, net of recoveries

EXHIBIT INDEX

Exhibit Numbers	Description	Page

3.1	Restated Certificate of Incorporation, dated March 28, 1989, filed with the Secretary of State of the State of New York on April 10, 1989, as amended by Certificate of Amendment of the Certificate of Incorporation, increasing the number of authorized shares of Common stock from 15,000,000 to 30,000,000 shares, dated July 12, 1995, filed with the Secretary of State of the State of New York on July 17, 1995, and by Certificate of Amendment of the Certificate of Incorporation, amending certain provisions relating to the rights, preferences and limitations of the shares of a series of Preferred Stock, dated August 7, 1995, filed with the Secretary of State of the State of New York on August 16, 1995 (Reference is made to Exhibit 3.01 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.)	-

3.2	Certificate of Amendment of the Certificate of Incorporation, increasing the number of authorized shares of Common Stock from 30,000,000 to 60,000,000 shares, dated October 10, 2000, filed with the Secretary of State of the State of New York on October 11, 2000 (Reference is made to Exhibit 3.02 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 2, 2003, Commission File No. 1-4415, which is incorporated herein by reference.)	-

3.3	Certificate of Amendment of the Certificate of Incorporation, canceling Series A Preferred Stock of the Company and authorizing a new Series B Junior Participating Preferred Stock of the Company, dated July 21, 2005, filed with the Secretary of the State of New York on July 21, 2005 (Reference is made to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on July 21, 2005, Commission File No. 1-4415, which is incorporated herein by reference.)	-

3.4	By-Laws, as amended November 15, 2007 (Reference is made to Exhibit 3 of the Company's Current Report on Form 8-K filed on November 21, 2007, Commission File No. 1-4415, which is incorporated herein by reference.)	-

4.1	Rights Agreement, dated as of July 20, 2005, between the Company and Registrar and Transfer Company, as Rights Agent, relating to the Company’s Preferred Stock Purchase Rights. (Reference is made to Exhibit 1 to Form 8-A filed on July 21, 2005, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.1	Lease dated December 12, 1989 between Nelco Products, Inc. and James Emmi regarding real property located at 1100 East Kimberly Avenue, Anaheim, California and letter dated December 29, 1994 from Nelco Products, Inc. to James Emmi exercising its option to extend such Lease (Reference is made to Exhibit 10.01 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2002,

Exhibit Numbers	Description	Page

	Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.2	Lease dated December 12, 1989 between Nelco Products, Inc. and James Emmi regarding real property located at 1107 East Kimberly Avenue, Anaheim, California and letter dated December 29, 1994 from Nelco Products, Inc. to James Emmi exercising its option to extend such Lease (Reference is made to Exhibit 10.02 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.3	Lease Agreement dated August 16, 1983 and Exhibit C, First Addendum to Lease, between Nelco Products, Inc. and TCLW/Fullerton regarding real property located at 1411 E. Orangethorpe Avenue, Fullerton, California (Reference is made to Exhibit 10.03 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.3(a)	Second Addendum to Lease dated January 26, 1987 to Lease Agreement dated August 16, 1983 (see Exhibit 10.3 hereto) between Nelco Products, Inc. and TCLW/Fullerton regarding real property located at 1421 E. Orangethorpe Avenue, Fullerton, California (Reference is made to Exhibit 10.03(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.3(b)	Third Addendum to Lease dated January 7, 1991 and Fourth Addendum to Lease dated January 7, 1991 to Lease Agreement dated August 16, 1983 (see Exhibit 10.3 hereto) between Nelco Products, Inc. and TCLW/Fullerton regarding real property located at 1411, 1421 and 1431 E. Orangethorpe Avenue, Fullerton, California. (Reference is made to Exhibit 10.03(b) of the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1997, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.3(c)	Fifth Addendum to Lease dated July 5, 1995 to Lease dated August 16, 1983 (see Exhibit 10.03 hereto) between Nelco Products, Inc. and TCLW/Fullerton regarding real property located at 1411 E. Orangethorpe Avenue, Fullerton, California (Reference is made to Exhibit 10.3(c) of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.)	-

Exhibit Numbers	Description	Page

10.4	Lease Agreement dated May 26, 1982 between Nelco Products Pte. Ltd. (lease was originally entered into by Kiln Technique (Private) Limited, which subsequently assigned this lease to Nelco Products Pte. Ltd.) and the Jurong Town Corporation regarding real property located at 4 Gul Crescent, Jurong, Singapore (Reference is made to Exhibit 10.04 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.4(a)	Deed of Assignment, dated April 17, 1986 between Nelco Products Pte. Ltd., Kiln Technique (Private) Limited and Paul Ma, Richard Law, and Michael Ng, all of Peat Marwick & Co., of the Lease Agreement dated May 26, 1982 (see Exhibit 10.4 hereto) between Kiln Technique (Private) Limited and the Jurong Town Corporation regarding real property located at 4 Gul Crescent, Jurong, Singapore (Reference is made to Exhibit 10.04(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.5	Lease dated December 12, 1990 between Neltec, Inc. and NZ Properties, Inc. regarding real property located at 1420 W. 12th Place, Tempe, Arizona. (Reference is made to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1997, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.5(a)	Letter dated January 8, 1996 from Neltec, Inc. to NZ Properties, Inc. exercising its option to extend the Lease dated December 12, 1990 (see Exhibit 10.7 hereto) between Neltec, Inc. and NZ Properties, Inc. regarding real property located at 1420 W. 12th Place, Tempe, Arizona. (Reference is made to Exhibit 10.13(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1997, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.5(b)	Letter dated January 25, 2001 from Neltec, Inc. to NZ Properties, Inc. exercising its option to extend the Lease dated December 12, 1990 (see Exhibit 10.7 hereto) between Neltec, Inc. and NZ Properties, Inc. regarding real estate property located at 1420 W. 12th Place, Tempe, Arizona (Reference is made to Exhibit 10.7(b) of the Company’s Annual Report on Form l0-K for the fiscal year ended February 26, 2006, Commission File No. 1-4415, which is incorporated herein by reference.)	-

Exhibit Numbers	Description	Page

10.5(c)	Letter dated February 14, 2006 from Neltec, Inc. to REB Ltd. Properties, Inc. exercising its option to extend the Lease dated December 12, 1990 (see Exhibit 10.7 hereto) between Neltec, Inc. and NZ Properties, Inc. regarding real property located at 1420 W. 12th Place, Tempe, Arizona (Reference is made to Exhibit 10.7(c) of the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2006, Commission File No. 1-4415, which is incorporated herein by reference.)	-

10.6	2002 Stock Option Plan of the Company (Reference is made to Exhibit 10.01 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 1, 2002, Commission File No. 1-4415, which is incorporated herein by reference. This exhibit is a management contract or compensatory plan or arrangement.)	-

10.7	Forms of Incentive Stock Option Contract for employees, Non-Qualified Stock Option Contract for employees and Non-Qualified Stock Option Contract for directors under the 2002 Stock Option Plan of the Company (Reference is made to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2005, Commission File No.1-4415, which is incorporated herein by reference.)	-

10.8	Credit Agreement by and among Park Electrochemical Corp., as Borrower, the Guarantors Party Thereto, and PNC Bank, National Association, as Lender, dated as of January 30, 2013, and Amendment to Loan Documents, dated as of April 29, 2013, amending sections 8.1.9, 8.2.5 and 8.2.8 of the Credit Agreement effective as of January 30, 2013.	87

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers adopted on May 6, 2004 (Reference is made to Exhibit 14.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004, Commission File No. 1-4415, which is incorporated herein by reference.)	-

21.1	Subsidiaries of the Company	162

23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP)	163

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)	164

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)	166

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002	168

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	169

Exhibit Numbers	Description	Page

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended March 3, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 3, 2013 and February 26, 2012, (ii) Consolidated Statements of Operations for the years ended March 3, 2013, February 26, 2012 and February 27, 2011, (iii) Consolidated Statements of Comprehensive Income for the years ended March 3, 2013, February 26, 2012 and February 27, 2011, (iv) Consolidated Statements of Shareholders’ Equity for the years ended March 3, 2013, February 26, 2012 and February 27, 2011, and (iv) Consolidated Statements of Cash Flows for the years ended March 3, 2013 , February 26, 2012 and February 27, 2011 *+

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

