Form 10-Q
period 2013-06-02
PARK ELECTROCHEMICAL CORP
filed 2013-07-11
CIK 76267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 2, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,829,800 as of July 8, 2013.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item I. Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	June 2, 2013	March 3,
	(Unaudited)	2013*
ASSETS
Current assets:
Cash and cash equivalents	$189,083	$186,117
Marketable securities (Note 3)	90,235	89,099
Accounts receivable, less allowance for doubtful accounts of $428 and $423, respectively	26,652	25,878
Inventories (Note 4)	14,297	12,918
Prepaid expenses and other current assets	6,797	6,662
Total current assets	327,064	320,674

Property, plant and equipment, net	31,756	32,187
Goodwill and other intangible assets	9,854	9,854
Other assets	6,997	6,943
Total Assets	$375,671	$369,658

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,419	$6,485
Accrued liabilities (Note 6)	6,385	6,016
Income taxes payable	5,426	4,177
Total current liabilities	19,230	16,678

Long-term debt (Note 5)	52,000	52,000
Deferred income taxes	761	812
Other liabilities	246	246
Total liabilities	72,237	69,736

Commitments and contingencies (Note 11)

Shareholders' equity:
Common stock	2,083	2,083
Additional paid in capital	159,094	158,790
Retained earnings	141,360	138,514
Accumulated other comprehensive income	991	629
	303,528	300,016
Less treasury stock, at cost	(94)	(94)
Total shareholders' equity	303,434	299,922
Total liabilities and shareholders' equity	$375,671	$369,658

*The balance sheet at March 3, 2013 has been derived from the audited financial statements at that date.

See accompanying Notes to the Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	13 Weeks Ended (Unaudited)
	June 2,	May 27,
	2013	2012

Net sales	$43,438	$46,046
Cost of sales	30,447	33,070
Gross profit	12,991	12,976
Selling, general and administrative expenses	6,556	7,056
Restructuring charges (Note 6)	200	11
Earnings from operations	6,235	5,909
Interest expense (Note 5)	167	-
Interest income	64	198
Earnings before income taxes	6,132	6,107
Income tax provision	1,203	1,174
Net earnings	$4,929	$4,933

Earnings per share (Note 7):
Basic earnings per share	$0.24	$0.24
Basic weighted average shares	20,828	20,796

Diluted earnings per share	$0.24	$0.24
Diluted weighted average shares	20,844	20,849

Dividends declared per share	$0.10	$0.10

See accompanying Notes to the Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands, except per share amounts)

	13 Weeks Ended (Unaudited)
	June 2,	May 27,
	2013	2012

Net earnings	$4,929	$4,933
Other comprehensive income, net of tax:
Exchange rate changes	336	293
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	3	21
Less: reclassification adjustment for gains included in net income	(1)	(2)
Unrealized losses on marketable securities:
Unrealized holding losses arising during the period	(16)	(55)
Less: reclassification adjustment for losses included in net income	43	16
Other comprehensive income	365	273
Total comprehensive income	$5,294	$5,206

See accompanying Notes to the Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	13 Weeks Ended (Unaudited)
	June 2,	May 27,
	2013	2012
Cash flows from operating activities:
Net earnings	$4,929	$4,933
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	968	1,100
Stock-based compensation	271	194
Amortization of bond premium	409	306
Changes in operating assets and liabilities	(208)	(4,153)
Net cash provided by operating activities	6,369	2,380

Cash flows from investing activities:
Purchase of property, plant and equipment	(464)	(388)
Purchases of marketable securities	(47,479)	(73,414)
Proceeds from sales and maturities of marketable securities	46,066	72,547
Net cash used in investing activities	(1,877)	(1,255)

Cash flows from financing activities:
Dividends paid	(2,083)	(2,080)
Proceeds from exercise of stock options	48	32
Net cash used in financing activities	(2,035)	(2,048)

Change in cash and cash equivalents before effect of exchange rate changes	2,457	(923)
Effect of exchange rate changes on cash and cash equivalents	509	8
Change in cash and cash equivalents	2,966	(915)
Cash and cash equivalents, beginning of year	186,117	129,503
Cash and cash equivalents, end of year	$189,083	$128,588

Supplemental cash flow information:
Cash paid during the period for income taxes	$2	$671
Cash paid during the period for interest	$121	$-

See accompanying Notes to the Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except per share amounts)

1.	CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of June 2, 2013, the consolidated statements of operations and the consolidated statements of comprehensive income for the 13 weeks ended June 2, 2013 and May 27, 2012, and the condensed consolidated statements of cash flows for the 13 weeks then ended have been prepared by Park Electrochemical Corp. (the “Company”), without audit. In the opinion of management, these unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 2, 2013 and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2013.

Certain reclassifications have been made to the prior period’s consolidated financial statements to conform to the current period’s presentation.

2.	FAIR VALUE MEASUREMENTS

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

The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and current liabilities approximate their carrying value due to their short-term nature. Due to the variable interest rates periodically adjusting with the current LIBOR, the carrying value of outstanding borrowings under the Company’s long-term debt approximates its fair value. (See Note 5). Certain assets and liabilities of the Company are required to be recorded at fair value on either a recurring or non-recurring basis. On a recurring basis, the Company records its marketable securities at fair value using Level 1 or Level 2 inputs. (See Note 3).

The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and any assets and liabilities acquired in a business combination or any long-lived assets written down to fair value. The Company tests for impairment of such assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To measure fair value of such assets, the Company uses Level 3 inputs consisting of techniques including an income approach and a market approach. The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the discounted cash flow analysis require the exercise of significant judgment, including judgment about appropriate discount rates and terminal value, growth rates and the amount and timing of expected future cash flows. With respect to goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying value. If, based on that assessment, the Company believes it is more likely than not that the fair value is less than its carrying value, a two-step goodwill impairment test is performed. There have been no changes in events or circumstances which required impairment charges to be recorded during the 13 weeks ended June 2, 2013.

3.	MARKETABLE SECURITIES

All marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, included in comprehensive income (loss). Realized gains and losses, amortization of premiums and discounts, and interest and dividend income are included in interest income in the Consolidated Statements of Operations. The costs of securities sold are based on the specific identification method.

The following is a summary of available-for-sale securities:

	June 2, 2013
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$72,491	$72,491	$-	$-
U.S. corporate debt securities	17,744	17,744	-	-
Total marketable securities	$90,235	$90,235	$-	$-

	March 3, 2013
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$58,299	$58,299	$-	$-
U.S. corporate debt securities	30,800	20,859	9,941	-
Total marketable securities	$89,099	$79,158	$9,941	$-

At March 3, 2013, the Company’s level 2 investments consisted of commercial paper which was not traded on a regular basis or in an active market, and the Company was unable to obtain pricing information on an on-going basis. Therefore, these investments were measured using quoted market prices for similar assets currently trading in an active market or using model-derived valuations in which all significant inputs are observable for substantially the full term of the asset.

The following table shows the amortized cost basis of, and gross unrealized gains and losses on, the Company’s available-for-sale securities:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses

June 2, 2013:
U.S. Treasury and other government securities	$72,501	$76	$86
U.S. corporate debt securities	17,742	12	10
Total marketable securities	$90,243	$88	$96

March 3, 2013:
U.S. Treasury and other government securities	$48,293	$47	$48
U.S. corporate debt securities	40,859	11	63
Total marketable securities	$89,152	$58	$111

The estimated fair values of such securities at June 2, 2013, by contractual maturity, are shown below:

Due in one year or less	$81,946
Due after one year through five years	8,289
$90,235

4.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

	June 2,	March 3,
	2013	2013

Inventories:

Raw materials	$6,993	$6,639
Work-in-process	3,088	2,870
Finished goods	3,983	3,213
Manufacturing supplies	233	196
	$14,297	$12,918

5.	LONG-TERM DEBT

On January 30, 2013, the Company entered into a five-year revolving credit facility agreement (“Credit Agreement”) with PNC Bank, National Association. The Credit Agreement provides for loans up to $52,000 (the “Facility”) to the Company and letters of credit up to $2,000 for the account of the Company. As of June 2, 2013, the Company had outstanding borrowings of $52,000 which were used to finance a special dividend paid to shareholders of the Company in the 2013 fiscal year fourth quarter, and PNC Bank, National Association had issued two standby letters of credit for the account of the Company in the total amount of $1,166 to secure the Company’s obligations under its workers’ compensation insurance program. The amount outstanding under the Credit Agreement is payable on January 30, 2018.

Borrowings under the Facility bear interest at a rate equal to, at the Company’s option, either a (a) LIBOR rate option determined by a fluctuating rate per annum equal to the LIBOR Rate plus 1.15% or (b) base rate option determined by a fluctuating rate per annum equal to the highest of (i) the Federal Funds Open Rate (as defined in the Credit Agreement) plus 0.5%, (ii) the Prime Rate (as defined in the Credit Agreement) and (iii) the Daily LIBOR Rate (as defined in the Credit Agreement) plus 1.0%. Under the Credit Agreement, the Company also is obligated to pay a nonrefundable commitment fee, accruing from January 30, 2013 until the earlier of January 30, 2018 and the date on which the Credit Agreement is terminated, equal to 0.20% per annum multiplied by the average daily difference between the amount of (a) the revolving credit commitment and (b) the revolving facility usage, payable quarterly in arrears.

The Credit Agreement also contains certain customary affirmative and negative covenants and customary financial covenants that require the Company to maintain a minimum interest coverage ratio of 3.00 to 1.00 and not to exceed a maximum funded debt ratio of 3.00 to 1.00 at the end of each fiscal quarter. As of June 2, 2013, the Company was in compliance with these financial covenants. The dividend covenant permits the Company to pay regular quarterly dividends in amounts not exceeding $0.10 per share. The Company’s obligations under the Credit Agreement are guaranteed by its

Nelco Products, Inc., Neltec, Inc. and Park Aerospace Technologies Corp. subsidiaries and secured by a pledge of 65% of the capital stock of the Company’s Nelco Products Pte. Ltd. subsidiary in Singapore.

The Facility is available to (i) support working capital and general corporate needs, including the issuance of letters of credit, (ii) fund special distributions to the Company’s shareholders permitted under the Facility, and (iii) finance on-going capital expenditures and acquisitions. At June 2, 2013, $52,000 of indebtedness was outstanding under the Facility with an interest rate of 1.39%. Interest expense recorded under the Facility was approximately $167 during the 13 weeks ended June 2, 2013.

6.	RESTRUCTURING CHARGES

During the 2013 fiscal year, the Company recorded restructuring charges of $2,730 related to the closure of the Company’s Nelco Technology (Zhuhai FTZ) Ltd. business unit located in Zhuhai, China. The charges included a non-cash asset impairment charge of $3,620 and were net of the recapture of a non-cash cumulative currency translation adjustment of $1,465. The reclassification of the non-cash cumulative currency translation adjustment was included in exchange rate changes in the Consolidated Statements of Comprehensive Income. The Company has a building with a carrying value of $1,890 which is held for sale at its Nelco Technology (Zhuhai FTZ) Ltd. business unit. The Company ceased depreciating this building during the 2013 fiscal year second quarter and expects to sell the building in the 2014 fiscal year second or third quarter. During the 13 weeks ended June 2, 2013, the Company recorded $200 of additional pre-tax charges related to such closure. The Company paid $91 of such charges during the 13 weeks ended June 2, 2013 and expects to record no significant additional charges in connection with such closure.

In the 2012 fiscal year fourth quarter, the Company recorded a pre-tax charge of $1,250 related to the closure of the Company’s Park Advanced Composite Materials, Inc. business unit located in Waterbury, Connecticut. The charge for such closure included a non-cash asset impairment charge of $928. As a result of such closure, the Company recorded $820 of additional pre-tax charges during the 2013 fiscal year. The Company paid $1,091 and $15 of such charges during the 2013 fiscal year and the 13 weeks ended June 2, 2013, respectively. The Company does not expect to record significant additional charges resulting from such closure.

As of March 3, 2013, the Company had remaining obligations and potential liabilities in the aggregate amount of $207 related to the closure, in January of 2009, of the Neltec Europe SAS printed circuit materials business unit. The Company paid $127 of these obligations in the 13 weeks ended June 2, 2013 and expects to settle the remaining $80 during the 2014 fiscal year.

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

The following table sets forth the calculation of basic and diluted earnings per share for the 13 weeks ended June 2, 2013 and May 27, 2012.

	13 Weeks Ended
	June 2, 2013	May 27, 2012

Net Earnings	$4,929	$4,933

Weighted average common shares outstanding for basic EPS	20,828	20,796
Net effect of dilutive options	16	53
Weighted average shares outstanding for diluted EPS	20,844	20,849

Basic earnings per share	$0.24	$0.24

Diluted earnings per share	$0.24	$0.24

Common stock equivalents, which were not included in the computation of diluted earnings per share because either the effect would have been anti-dilutive or the options’ exercise prices were greater than the average market price of the common stock, were approximately 720 and 146 for the 13 weeks ended June 2, 2013 and May 27, 2012, respectively.

8.	SHAREHOLDERS’ EQUITY

During the 13 weeks ended June 2, 2013, the Company issued 2 shares pursuant to the exercise of stock options and recognized stock-based compensation expense and tax benefits from stock-based compensation of $271 and $0, respectively. These transactions resulted in the $304 increase in additional paid-in capital during the period.

9.	INCOME TAXES

The Company’s effective tax rates for the 13 weeks ended June 2, 2013 and May 27, 2012 were 19.6% and 19.2%, respectively. The effective rates varied from the U.S. Federal statutory rate primarily due to foreign income taxed at lower rates.

During the 2011 and 2012 fiscal years, the Company filed amended tax returns for the 2004, 2005, 2006 and 2007 fiscal years with the Internal Revenue Service (“IRS”) to claim a refund of taxes paid. As of June 2, 2013 the Company’s unrecognized tax benefits included $2,715 relating to such claim for refund. The Company evaluated the tax position related to the claim for refund at June 2, 2013 and concluded that the tax position did not meet the more-likely-than-not recognition threshold. Subsequent to June 2, 2013, the IRS notified the Company that it had completed its examination and approved a portion of the Company’s refund claim in the amount of $1,949 plus interest. In accordance with Accounting Standards Codification Topic 740, Income Taxes, the Company considers this claim effectively settled and, therefore, will record a discrete tax benefit of approximately $2,000 during the 2014 fiscal year second quarter.

10.	GEOGRAPHIC REGIONS

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

Financial information regarding the Company’s operations by geographic region is as follows:

	13 Weeks Ended
	June 2, 2013	May 27, 2012

Sales:

North America	$20,733	$21,506
Asia	18,681	19,301
Europe	4,024	5,239
Total sales	43,438	46,046

	June 2, 2013	March 3, 2013
Long-lived assets:

North America	34,099	34,555
Asia	14,195	14,102
Europe	313	327
Total long-lived assets	$48,607	$48,984

11.	CONTINGENCIES

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

The total costs incurred by the Company and its subsidiaries in connection with these sites, including legal fees incurred by the Company and its subsidiaries and their assessed share of remediation costs and excluding amounts paid or reimbursed by insurance carriers, were approximately $21 and $10 in the 13 weeks ended June 2, 2013 and May 27, 2012, respectively. The Company had no recorded liabilities for environmental matters at June 2, 2013 and March 3, 2013.

The Company does not record environmental liabilities and related legal expenses for which the Company believes that it and its subsidiaries have general liability insurance coverage for the years during which the Company's subsidiaries' waste was disposed at three sites for which certain subsidiaries of the Company have been named as potentially responsible parties. Pursuant to such general liability insurance coverage, two insurance carriers have been paying 100% of the legal defense and remediation costs associated with such three sites since 1985. In the 2012 fiscal year fourth quarter, one of such insurance carriers, which had been paying 45% of such legal defense and remediation costs, indicated that it no longer agreed to such percentage. As a result, the Company commenced litigation against such insurance carriers and a third insurance carrier. The three insurance carriers have filed answers to the lawsuit, and one has asserted counter claims against the Company.

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

Financial Overview

The Company's total net sales worldwide in the 13-week period ended June 2, 2013 were 6% lower than in last year's comparable period principally as a result of lower sales of the Company’s printed circuit materials products in North America, Asia and Europe. The Company’s sales of aerospace composite materials, parts and assemblies were also lower in the 13-week period ended June 2, 2013 than in last year’s comparable period. Nevertheless, the Company’s total net sales worldwide in the 13-week period ended June 2, 2013 were higher than its total net sales in the two immediately preceding fiscal quarters, which were the 14 weeks ended March 3, 2013 and the 13 weeks ended November 25, 2012.

Despite the lower total net sales in the 2014 fiscal year first quarter than in the 2013 fiscal year first quarter, the Company’s gross profit margin, measured as a percentage of sales, improved to 29.9% in the 2014 fiscal year first quarter from 28.2% in the 2013 fiscal year first quarter, which resulted from the improved operating performance of the Company’s Park Aerospace Technologies Corp. (“PATC”) business unit in Newton, Kansas in the 2014 fiscal year first quarter and the cost reductions resulting from the closures of the Company’s Park Advanced Composite Materials, Inc. (“PACM”) facility located in Waterbury, Connecticut and the Nelco Technology (Zhuhai FTZ) Ltd. (“Nelco Zhuhai”) facility located in the Free Trade Zone in Zhuhai, China in the 2013 fiscal year. The increase in the gross profit margin was also attributable to the benefits from the higher percentage of sales of higher margin, high performance printed circuit materials products in the 2014 fiscal year first quarter than in the 2013 fiscal year first quarter.

The Company’s earnings from operations were 6% higher in the 2014 fiscal year first quarter than in last year’s comparable quarter as a result of the margin improvement in the 2014 fiscal year period and as result of lower selling, general and administrative expenses in the 2014 fiscal year first quarter than in the 2013 fiscal year first quarter, which were only partially offset by higher restructuring charges in the 2014 fiscal year first quarter than in the 2013 fiscal year first quarter.

Although the Company’s earnings from operations were higher in the 13-week period ended June 2, 2013 than in the 13-week period ended May 27, 2012, the Company’s net earnings did not improve in the current fiscal year 13-week period due primarily to the aforementioned restructuring charges and to the lower interest income realized by the Company in the 2014 fiscal year first quarter than in the prior year comparable period and to the interest expense recorded by the Company in the current fiscal year 13-week period as a result of the long-term debt incurred by the Company at the end of the 2013 fiscal year.

The Company’s operating and earnings performances in the 2013 fiscal year first quarter were adversely affected by additional, and in some instances duplicative, costs associated with the consolidation of all of the Company’s North American aerospace composite materials, parts and assemblies manufacturing, development and design activities at its PATC business unit. Such costs were eliminated in the third quarter of the 2013 fiscal year after the closure of the PACM facility.

The global markets for the Company’s printed circuit materials products continue to be very difficult to forecast, and it is not clear to the Company what the condition of the global markets for the Company’s printed circuit materials products will be in the 2014 fiscal year second quarter. Further, the Company is not able to predict the impact the current global economic and financial conditions will have on the markets for its aerospace composite materials, parts and assemblies products in the 2014 fiscal year second quarter or beyond.

Results of Operations:

13 Weeks Ended June 2, 2013 Compared with 13 Weeks Ended May 27, 2012

	13 Weeks Ended
	June 2,	May 27,
(amounts in thousands, except per share amounts)	2013	2012	Increase / (Decrease)

Net sales	$43,438	$46,046	$(2,608)	(6)%
Cost of sales	30,447	33,070	(2,623)	(8)%
Gross profit	12,991	12,976	15	0%
Selling, general and administrative expenses	6,556	7,056	(500)	(7)%
Restructuring charges	200	11	189	*
Earnings from operations	6,235	5,909	326	6%
Interest expense	167	-	167	*
Interest income	64	198	(134)	(68)%
Earnings before income taxes	6,132	6,107	25	0%
Income tax provision	1,203	1,174	29	2%
Net earnings	$4,929	$4,933	$(4)	(0)%

Earnings per share:
Basic earnings per share	$0.24	$0.24	$-	0%

Diluted earnings per share	$0.24	$0.24	$-	0%

* Intentionally omitted

Net Sales

The Company’s total net sales worldwide in the 13-week period ended June 2, 2013 decreased 6% to $43.4 million from $46.0 million for last fiscal year's comparable period primarily as a result of lower sales of printed circuit materials products to the Company’s customers in North America, Asia and Europe. The Company’s sales of aerospace composite materials, parts and assemblies products by its operations in North America, Asia and Europe were also lower in the 13-week period ended June 2, 2013 than in last fiscal year’s comparable period.

The Company’s total net sales of its printed circuit materials products were $36.7 million in the 13 weeks ended June 2, 2013, or 85% of the Company’s total net sales worldwide in such period, compared to $38.5 million in the 13 weeks ended May 27, 2012, or 84% of the Company’s total net sales worldwide in such period. The Company’s total net sales of its aerospace composite materials, parts and assemblies products were $6.7 million in the 13 weeks ended June 2, 2013, or 15% of the Company’s total net sales worldwide in such period, compared to $7.6 million in the 13 weeks ended May 27, 2012, or 16% of the Company’s total net sales worldwide in such period.

The Company's foreign sales were $22.7 million, or 52% of the Company's total net sales worldwide, during the 13-week period ended June 2, 2013 compared with $24.5 million of sales, or 53% of total net sales worldwide, during last fiscal year's comparable period. The Company's foreign sales during the 2014 fiscal year first quarter decreased by 7% from the 2013 fiscal year comparable period as the result of lower sales in both Asia and Europe.

For the 13 weeks ended June 2, 2013, the Company’s sales in North America, Asia and Europe were 48%, 43% and 9%, respectively, of the Company’s total net sales worldwide compared to 47%, 42% and 11%, respectively, for the 13 weeks period ended May 27, 2012. The Company’s sales in North America decreased 4%, its sales in Asia decreased 3% and its sales in Europe decreased 23% in the 13 weeks ended June 2, 2013 compared to the 13 weeks period ended May 27, 2012.

During the 13-week period ended June 2, 2013, the Company’s total net sales worldwide of high performance printed circuit materials were 86% of the Company’s total net sales worldwide of printed circuit materials, compared to 81% for last fiscal year’s comparable period.

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

Cost of Sales

The Company’s cost of sales decreased by 8% in the 2014 fiscal year first quarter from the 2013 fiscal year first quarter primarily as a result of lower sales and lower production volumes, the improved operating performance of the Company’s PATC business unit, the elimination of the additional, and in some instances duplicative, costs associated with the consolidation of all of the Company’s North American aerospace composite materials, parts and assemblies manufacturing, development and design activities at its PATC business unit in the 2013 fiscal year, the cost reductions resulting from the closures of the Company’s PACM facility and Nelco Zhuhai facility in the 2013 fiscal year, and lower depreciation expense in the 2014 fiscal year first quarter than in the 2013 fiscal year first quarter. The Company’s cost of sales as a percentage of net sales decreased to 70.1% in the 2014 fiscal year first quarter from 71.8% in the 2013 fiscal year first quarter resulting in a gross profit margin improvement.

Gross Profit

The Company’s gross profit in the 13 weeks ended June 2, 2013 was higher than the gross profit in the prior year’s comparable period and the gross profit as a percentage of net sales for the Company’s worldwide operations in the 13 weeks ended June 2, 2013 improved to 29.9% from 28.2% in the 13 weeks ended May 27, 2012 despite lower total net sales in the 13 weeks ended June 2, 2013 than in the 13 weeks ended May 27, 2012, the partially fixed nature of certain costs and the unfavorable impact of changes in the cost of copper foil. The gross profit margin in the 13 weeks ended June 2, 2013 benefitted from the higher percentage of sales of higher margin, high performance printed circuit materials products in such 13 weeks than in the 13 weeks ended May 27, 2012, the improved operating performance of the Company’s PATC business unit, cost reductions as a result of the aforementioned facility closures and the lower depreciation expense in the 13 weeks ended June 2, 2013 than in the 13 weeks ended May 27, 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses declined by $500,000, or by 7%, during the 13 weeks ended June 2, 2013 compared with last fiscal year's comparable period, and these expenses, measured as a percentage of sales, were 15.1% during the 13 weeks ended June 2, 2013 compared with 15.3% during last fiscal year's comparable period. Such expenses in the 13 weeks ended May 27, 2012 were impacted by additional, and in some instances duplicative, expenses associated with the consolidation of all of the Company’s North American aerospace composite materials, parts and assemblies manufacturing, development and design activities at its PATC business unit. The decrease in such expenses in the 13 weeks ended June 2, 2013 was primarily the result of lower legal fees and expenses in the 13 weeks ended June 2, 2013 than in the 13 weeks ended May 27, 2012 and the elimination of the additional, and in some instances duplicative, expenses associated with operating two facilities during the consolidation of the Company’s aerospace activities at its PATC business unit in the 2013 fiscal year. Selling, general and administrative expenses included stock option expenses of $271,000 for the 13 weeks ended June 2, 2013 compared to $194,000 for the 13 weeks ended May 27, 2012.

Restructuring Charges

In the 13 weeks ended June 2, 2013, the Company recorded pre-tax restructuring charges of $200,000 in connection with the closure of its Nelco Zhuhai facility located in the Free Trade Zone in Zhuhai, China, in addition to the $2.7 million restructuring charge in the 2013 fiscal year in connection with such closure. In the 13 weeks ended May 27, 2012, the Company recorded pre-tax restructuring charges of $11,000 in connection with the closure of its PACM facility located in Waterbury, Connecticut.

Earnings from Operations

For the reasons set forth above, the Company's earnings from operations were $6.2 million for the 13 weeks ended June 2, 2013, including the $200,000 charge in connection with the closure of Nelco Zhuhai, compared to $5.9 million for the 13 weeks ended May 27, 2012, including the $11,000 charge in connection with the closure of PACM.

Interest Expense

The interest expense in the 13 weeks ended June 2, 2013 relates to the Company’s borrowing under a five-year revolving credit facility agreement that the Company entered into with PNC Bank, National Association in the fourth quarter of the 2013 fiscal year. The credit facility agreement provides for loans of up to $52 million to the Company and letters of credit up to $2 million for the account of the Company and, subject to the terms and conditions of the agreement, an interest rate on the outstanding loan balance of LIBOR plus 1.15%. Other interest rate options are available to the Company under the credit agreement. At the end of the 2013 fiscal year, the Company borrowed $52 million under this credit facility and used all of such borrowed funds to finance the payment of a special cash dividend of $2.50 per share, totaling $52 million, paid to its shareholders on February 26, 2013. See “Liquidity and Capital Resources” elsewhere in this Item 2 and Note 5 of the Notes to Consolidated Financial Statements included elsewhere in this Report for additional information.

Interest Income

Interest income was $64,000 for the 13-week period ended June 2, 2013 compared to $198,000 for last fiscal year's comparable period. Interest income declined 68% in the 13-week period ended June 2, 2013 primarily as a result of lower prevailing interest rates during such period than during last fiscal year’s comparable period. During the 2014 and 2013 fiscal year periods, the Company earned interest income principally from its investments, which were primarily in short-term instruments and money market funds.

Income Tax Provision

The Company's effective income tax rate for the 13-week period ended June 2, 2013 was 19.6%, compared to 19.2% for last fiscal year's comparable period. The higher tax provision for the 2014 fiscal year first quarter was attributable principally to higher portions of taxable income in jurisdictions with higher effective income tax rates.

Net Earnings

The Company's net earnings for the 13 weeks ended June 2, 2013 were $4.9 million, including the $200,000 pre-tax charge in connection with the closure of Nelco Zhuhai, compared to net earnings of $4.9 million for the 13 weeks ended May 27, 2012, including the $11,000 pre-tax charge in connection with the closure of PACM.

Basic and Diluted Earnings Per Share

Basic and diluted earnings per share for the 13 weeks ended June 2, 2013 were $0.24, including the charge in connection with the closure of Nelco Zhuhai, compared to basic and diluted earnings per share for the 13 weeks ended May 27, 2012 of $0.24, including the charge in connection with the closure of PACM. The net impact of the charge in connection with the closure of Nelco Zhuhai was to reduce basic and diluted earnings per share by $0.01 in the 13 weeks ended June 2, 2013.

Liquidity and Capital Resources:

(amounts in thousands)	June 2,	March 3,	Increase /
	2013	2013	(Decrease)

Cash and marketable securities	$279,318	$275,216	$4,102
Working capital	307,834	303,996	3,838

Cash and Marketable Securities

Of the $279.3 million of cash and marketable securities at June 2, 2013, approximately $225.4 million was owned by certain of the Company’s wholly owned foreign subsidiaries. If such foreign owned cash were needed to fund the Company’s operations in the United States, the Company would be required to accrue and pay Federal and state income taxes in the United States on the amount of such cash that was repatriated to the United States. However, it is the Company’s practice and current intent to indefinitely reinvest such cash owned by its foreign subsidiaries in the operations of its foreign subsidiaries or in other foreign activities, including acquisitions outside the United States. The Company has sufficient liquidity in the United States to fund its activities for the foreseeable future.

The change in cash and marketable securities at June 2, 2013 compared to March 3, 2013 was the result of cash provided by operating activities, including the following:

•	inventories were 11% higher at June 2, 2013 than at March 3, 2013 primarily due to an increase in the quantities of raw materials and finished goods inventories;

•	accounts payable and accrued liabilities increased by 10% at June 2, 2013 compared to March 3, 2013 primarily as a result of higher inventories in the 2014 fiscal year first quarter than in the 2013 fiscal year fourth quarter; and

•	income taxes payable increased 30% at June 2, 2013 compared to March 3, 2013 primarily as a result of taxes on earnings in the 13 weeks ended June 2, 2013.

In addition, as described below, the Company paid $2.1 million in cash dividends in both the 2014 fiscal year first quarter and the 2013 fiscal year first quarter.

Working Capital

The increase in working capital at June 2, 2013 compared to March 3, 2013 was due principally to the increases in cash and marketable securities and inventories partially offset by increases in accounts payable, accrued liabilities and income taxes payable.

The Company's current ratio (the ratio of current assets to current liabilities) was 17.0 to 1 at June 2, 2013 compared to 19.2 to 1 at March 3, 2013.

Cash Flows

During the 13 weeks ended June 2, 2013, net earnings from the Company's operations, before depreciation and amortization, stock based compensation and amortization of bond premium, of $6.6 million reduced by a net increase in working capital items, resulted in $6.4 million of cash provided by operating activities. During the same 13-week period, the Company expended $464,000 for the purchase of property, plant and equipment, primarily for the purchase of equipment for the Company’s operations in Singapore, compared with $388,000 for the 13-week period ended May 27, 2012, and paid $2.1 million in dividends on its common stock in each of such 13-week periods.

Long-term Debt

At June 2, 2013 and at March 3, 2013, the Company had $52 million of long-term debt. In the 2013 fiscal year fourth quarter, the Company entered into a five-year revolving credit facility agreement with PNC Bank, National Association. The credit facility agreement provides for loans of up to $52 million to the Company and letters of credit up to $2 million for the account of the Company and, subject to the terms and conditions of the agreement, an interest rate on the outstanding loan balance of LIBOR plus 1.15%. Other interest rate options are available to the Company under the credit agreement. At the end of the 2013 fiscal year, the Company borrowed $52 million under this credit facility and used all of such borrowed funds to finance the payment of a special cash dividend of $2.50 per share, totaling $52 million, paid to its shareholders on February 26, 2013. The Company incurred $167,000 of interest expense in the 2014 fiscal year first quarter under such credit agreement. See Note 5 of the Notes to Consolidated Financial Statements included elsewhere in this Report.

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

Contractual Obligations:

The Company's contractual obligations and other commercial commitments to make future payments under contracts, such as lease agreements, consist only of (i) operating lease commitments and commitments to purchase raw materials and (ii) the long-term debt described above. The Company has no other long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments or contingent commitments, other than two standby letters of credit in the total amount of $1.1 million to secure the Company's obligations under its workers' compensation insurance program.

As of June 2, 2013, there were no material changes outside the ordinary course of the Company’s business in the Company’s contractual obligations disclosed in Item 7 of Part II of its Form 10-K Annual Report for the fiscal year ended March 3, 2013, except as described in the following paragraph.

As of June 2, 2013, the Company’s unrecognized tax benefits included $2.7 million related to a claim for refund in amended tax returns the Company filed for the 2004, 2005, 2006 and 2007 fiscal years. At June 2, 2013, the Company evaluated the tax position related to the claim for refund and concluded that a reasonable estimate of the timing of these benefits was not possible. Subsequent to June 2, 2013, the Internal Revenue Service notified the Company that it had completed its examination and approved a portion of the Company’s refund claim in the amount of $1.9 million plus interest. The Company considers this claim effectively settled and, therefore, will record a discrete tax benefit of approximately $2.0 million during the 2014 fiscal year second quarter.

Off-Balance Sheet Arrangements:

The Company's liquidity is not dependent on the use of, and the Company is not engaged in, any off-balance sheet financing arrangements, such as securitization of receivables or obtaining access to assets through special purpose entities.

Critical Accounting Policies and Estimates:

The foregoing Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company's Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these Financial Statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent liabilities. On an on-going basis, the Company evaluates its estimates, including those related to sales allowances, allowances for doubtful accounts, inventories, valuation of long-lived assets, income taxes, contingencies and litigation, and employee benefit programs. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company’s critical accounting policies that are important to the Consolidated Financial Statements and that entail, to a significant extent, the use of estimates and assumptions and the application of management’s judgment are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Company’s Annual Report on Form 10-K for the year ended March 3, 2013. There have been no significant changes to such accounting policies during the 2014 fiscal year first quarter.

Contingencies:

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

Factors That May Affect Future Results.

Certain portions of this Report which do not relate to historical financial information may be deemed to constitute forward-looking statements that are subject to various factors which could cause actual results to differ materially from Park's expectations or from results which might be projected, forecast, estimated or budgeted by the Company in forward-looking statements. Such factors include, but are not limited to, general conditions in the electronics and aerospace industries, the Company's competitive position, the status of the Company's relationships with its customers, economic conditions in international markets, the cost and availability of raw materials, transportation and utilities, and the various factors set forth in Item

1A “Risk Factors” and under the caption "Factors That May Affect Future Results" after Item 7 of Park's Annual Report on Form 10-K for the fiscal year ended March 3, 2013.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

The Company's market risk exposure at June 2, 2013 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended March 3, 2013.

Item 4.	Controls and Procedures.

(a)	Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 2, 2013, the end of the quarterly fiscal period covered by this quarterly report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes from the risk factors as previously disclosed in the Company’s Form 10-K Annual Report for the fiscal year ended March 3, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to shares of the Company's Common Stock acquired by the Company during each month included in the Company’s 2014 fiscal year first quarter ended June 2, 2013.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

March 4 - April 2	3	$24.78	0

April 3 - May 2	0	-	0

May 3 - June 2	0	-	0

Total	3	$24.78	0	996,095	(a)

(a)	Aggregate number of shares available to be purchased by the Company pursuant to a share purchase authorization announced on October 18, 2012. Pursuant to such authorization, the Company is authorized to purchase its shares from time to time on the open market or in privately negotiated transactions.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 2, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 2, 2013 (unaudited) and March 3, 2013, (ii) Consolidated Statements of Operations for the 13 weeks ended June 2, 2013 and May 27, 2012 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the 13 weeks ended June 2, 2013 and May 27, 2012 (unaudited), and (iv) Condensed Consolidated Statements of Cash Flows for the 13 weeks ended June 2, 2013 and May 27, 2012 (unaudited) +

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

Park Electrochemical Corp.
(Registrant)

/s/ Brian E. Shore
Date: July 11, 2013	Brian E. Shore
President and Chief Executive Officer
(principal executive officer)

/s/ P. Matthew Farabaugh
Date: July 11, 2013	P. Matthew Farabaugh
Vice President and Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit No.	Name	Page
31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)	28

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)	30

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	33

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 2, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 2, 2013 (unaudited) and March 3, 2013, (ii) Consolidated Statements of Operations for the 13 weeks ended June 2, 2013 and May 27, 2012 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the 13 weeks ended June 2, 2013 and May 27, 2012 (unaudited), and (iv) Condensed Consolidated Statements of Cash Flows for the 13 weeks ended June 2, 2013 and May 27, 2012 (unaudited) * +

*	Filed electronically herewith.

+	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

