Form 10-Q
period 2013-09-01
PARK ELECTROCHEMICAL CORP
filed 2013-10-11
CIK 76267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 1, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,851,843 as of October 7, 2013.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item I.     Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	September 1, 2013 (Unaudited)	March 3, 2013*

ASSETS
Current assets:
Cash and cash equivalents	$109,935	$186,117
Marketable securities (Note 3)	174,189	89,099
Accounts receivable, less allowance for doubtful accounts of $425 and $423, respectively	25,532	25,878
Inventories (Note 4)	14,299	12,918
Prepaid expenses and other current assets (Note 9)	8,879	6,662
Total current assets	332,834	320,674

Property, plant and equipment, net	30,821	32,187
Goodwill and other intangible assets	9,854	9,854
Other assets	6,995	6,943
Total Assets	$380,504	$369,658

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,395	$6,485
Accrued liabilities (Note 6)	6,578	6,016
Income taxes payable	4,790	4,177
Total current liabilities	17,763	16,678

Long-term debt (Note 5)	52,000	52,000
Deferred income taxes	761	812
Other liabilities	246	246
Total liabilities	70,770	69,736

Commitments and contingencies (Note 11)

Shareholders' equity:
Common stock	2,083	2,083
Additional paid in capital	159,634	158,790
Retained earnings	147,321	138,514
Accumulated other comprehensive income	790	629
	309,828	300,016
Less treasury stock, at cost	(94)	(94)
Total shareholders' equity	309,734	299,922
Total liabilities and shareholders' equity	$380,504	$369,658

*The balance sheet at March 3, 2013 has been derived from the audited financial statements at that date.

See accompanying Notes to the Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	13 Weeks Ended (Unaudited)		26 Weeks Ended (Unaudited)
	September 1, 2013	August 26, 2012	September 1, 2013	August 26, 2012

Net sales	$44,497	$46,430	$87,935	$92,476
Cost of sales	30,876	33,231	61,323	66,301
Gross profit	13,621	13,199	26,612	26,175
Selling, general and administrative expenses	6,041	6,591	12,597	13,647
Restructuring charges (Note 6)	119	2,525	319	2,536
Earnings from operations	7,461	4,083	13,696	9,992
Interest expense (Note 5)	185	-	356	-
Interest and other income	77	179	145	377
Earnings before income taxes	7,353	4,262	13,485	10,369
Income tax (benefit) provision (Note 9)	(692)	1,016	511	2,190
Net earnings	$8,045	$3,246	$12,974	$8,179

Earnings per share (Note 7):
Basic earnings per share	$0.39	$0.16	$0.62	$0.39
Basic weighted average shares	20,836	20,800	20,832	20,798

Diluted earnings per share	$0.39	$0.16	$0.62	$0.39
Diluted weighted average shares	20,852	20,819	20,848	20,834

Dividends declared per share	$0.10	$0.10	$0.20	$0.20

See accompanying Notes to the Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	13 Weeks Ended (Unaudited)		26 Weeks Ended (Unaudited)
	September 1, 2013	August 26, 2012	September 1, 2013	August 26, 2012

Net earnings	$8,045	$3,246	$12,974	$8,179
Other comprehensive income, net of tax:
Exchange rate changes	(135)	(110)	201	182
Less: reclassification adjustment for gains included in net income	-	(1,465)	-	(1,465)
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	4	-	6	-
Less: reclassification adjustment for gains included in net income	-	(1)	-	(3)
Unrealized losses on marketable securities:
Unrealized holding losses arising during the period	(75)	(9)	(91)	(43)
Less: reclassification adjustment for losses included in net income	1	1	44	17
Other comprehensive income	(205)	(1,584)	160	(1,312)
Total comprehensive income	$7,840	$1,662	$13,134	$6,867

See accompanying Notes to the Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	26 Weeks Ended (Unaudited)
	September 1, 2013	August 26, 2012
Cash flows from operating activities:
Net earnings	$12,974	$8,179
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,963	2,170
Stock-based compensation	547	387
Amortization of bond premium	680	703
Impairment of fixed assets	-	3,620
Non-cash restructuring	-	(1,465)
Changes in operating assets and liabilities	(3,199)	(7,283)
Net cash provided by operating activities	12,965	6,311

Cash flows from investing activities:
Purchase of property, plant and equipment	(613)	(619)
Purchases of marketable securities	(170,696)	(113,632)
Proceeds from sales and maturities of marketable securities	85,530	110,930
Net cash used in investing activities	(85,779)	(3,321)

Cash flows from financing activities:
Dividends paid	(4,167)	(4,159)
Proceeds from exercise of stock options	297	159
Net cash used in financing activities	(3,870)	(4,000)

Change in cash and cash equivalents before effect of exchange rate changes	(76,684)	(1,010)
Effect of exchange rate changes on cash and cash equivalents	502	(130)
Change in cash and cash equivalents	(76,182)	(1,140)
Cash and cash equivalents, beginning of period	186,117	129,503
Cash and cash equivalents, end of period	$109,935	$128,363

Supplemental cash flow information:
Cash paid during the period for income taxes	$2,265	$3,106
Cash paid during the period for interest	$364	$-

See accompanying Notes to the Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except per share amounts)

1.     CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of September 1, 2013, the consolidated statements of operations and the consolidated statements of comprehensive income for the 13 and 26 weeks ended September 1, 2013 and August 26, 2012, and the condensed consolidated statements of cash flows for the 26 weeks then ended have been prepared by Park Electrochemical Corp. (the “Company”), without audit. In the opinion of management, these unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 1, 2013 and the results of operations and cash flows for all periods presented. The consolidated statements of operations are not necessarily indicative of the results to be expected for the full fiscal year or any subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2013. There have been no significant changes to such accounting policies during the 26 weeks ended September 1, 2013.

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

The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and any assets and liabilities acquired in a business combination or any long-lived assets written down to fair value. The Company tests for impairment of such assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To measure fair value of such assets, the Company uses Level 3 inputs consisting of techniques including an income approach and a market approach. The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the discounted cash flow analysis require the exercise of significant judgment, including judgment about appropriate discount rates and terminal value, growth rates and the amount and timing of expected future cash flows. With respect to goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying value. If, based on that assessment, the Company believes it is more likely than not that the fair value is less than its carrying value, a two-step goodwill impairment test is performed. There have been no changes in events or circumstances which required impairment charges to be recorded during the 26 weeks ended September 1, 2013. During the 13 weeks ended August 26, 2012, the Company impaired the long-lived assets of Nelco Technology (Zhuhai FTZ) Ltd. (See Note 6).

3.     MARKETABLE SECURITIES

All marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, included in comprehensive income (loss). Realized gains and losses, amortization of premiums and discounts, and interest and dividend income are included in interest and other income in the Consolidated Statements of Operations. The costs of securities sold are based on the specific identification method.

The following is a summary of available-for-sale securities:

	September 1, 2013
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$144,294	$144,294	$-	$-
U.S. corporate debt securities	29,895	22,825	7,070	-
Total marketable securities	$174,189	$167,119	$7,070	$-

	March 3, 2013
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$58,299	$58,299	$-	$-
U.S. corporate debt securities	30,800	20,859	9,941	-
Total marketable securities	$89,099	$79,158	$9,941	$-

At September 1, 2013 and March 3, 2013, the Company’s level 2 investments consisted of commercial paper which was not traded on a regular basis or in an active market, and the Company was unable to obtain pricing information on an on-going basis. Therefore, these investments were measured using quoted market prices for similar assets currently trading in an active market or using model-derived valuations in which all significant inputs are observable for substantially the full term of the asset.

The following table shows the amortized cost basis of, and gross unrealized gains and losses on, the Company’s available-for-sale securities:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses

September 1, 2013:
U.S. Treasury and other government securities	$144,353	$27	$86
U.S. corporate debt securities	29,952	-	57
Total marketable securities	$174,305	$27	$143

March 3, 2013:
U.S. Treasury and other government securities	$48,293	$7	$9
U.S. corporate debt securities	40,859	12	63
Total marketable securities	$89,152	$19	$72

The estimated fair values of such securities at September 1, 2013, by contractual maturity, are shown below:

Due in one year or less	$116,329
Due after one year through five years	57,860
$174,189

4.     INVENTORIES

 Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

	September 1, 2013	March 3, 2013

Raw materials	$6,733	$6,639
Work-in-process	3,184	2,870
Finished goods	4,102	3,213
Manufacturing supplies	280	196
	$14,299	$12,918

5.     LONG-TERM DEBT

On January 30, 2013, the Company entered into a five-year revolving credit facility agreement (“Credit Agreement”) with PNC Bank, National Association. The Credit Agreement provides for loans up to $52,000 (the “Facility”) to the Company and letters of credit up to $2,000 for the account of the Company. As of September 1, 2013, the Company had outstanding borrowings of $52,000 which were used to finance a special dividend paid to shareholders of the Company in the 2013 fiscal year fourth quarter, and PNC Bank, National Association had issued two standby letters of credit for the account of the Company in the total amount of $1,145 to secure the Company’s obligations under its workers’ compensation insurance program. The amount outstanding under the Credit Agreement is payable on January 30, 2018.

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

The Credit Agreement also contains certain customary affirmative and negative covenants and customary financial covenants that require the Company to maintain a minimum interest coverage ratio of 3.00 to 1.00 and not to exceed a maximum funded debt ratio of 3.00 to 1.00 at the end of each fiscal quarter. As of September 1, 2013, the Company was in compliance with all of such covenants. The dividend covenant permits the Company to pay regular quarterly dividends in amounts not exceeding $0.10 per share. The Company’s obligations under the Credit Agreement are guaranteed by its Nelco Products, Inc., Neltec, Inc. and Park Aerospace Technologies Corp. subsidiaries and secured by a pledge of 65% of the capital stock of the Company’s Nelco Products Pte. Ltd. subsidiary in Singapore.

The Facility is available to (i) support working capital and general corporate needs, including the issuance of letters of credit, (ii) fund special distributions to the Company’s shareholders permitted under the Facility, and (iii) finance on-going capital expenditures and acquisitions. At September 1, 2013, $52,000 of indebtedness was outstanding under the Facility with an interest rate of 1.37%. Interest expense recorded under the Facility was approximately $185 and $356 during the 13 and 26 weeks ended September 1, 2013, respectively.

6.     RESTRUCTURING CHARGES

During the 2013 fiscal year, the Company recorded restructuring charges of $2,730 related to the closure of the Company’s Nelco Technology (Zhuhai FTZ) Ltd. business unit located in Zhuhai, China. The charges included a non-cash asset impairment charge of $3,620 and were net of the recapture of a non-cash cumulative currency translation adjustment of $1,465. The reclassification of the non-cash cumulative currency translation adjustment was included in exchange rate changes in the Consolidated Statements of Comprehensive Income. The Company has a building with a carrying value of $1,890 which is held for sale at its Nelco Technology (Zhuhai FTZ) Ltd. business unit. The Company ceased depreciating this building during the 2013 fiscal year second quarter and expects to sell the building in the 2014 fiscal year. During the 13 and 26 weeks ended September 1, 2013, the Company recorded $119 and $319, respectively, of additional pre-tax charges related to such closure. The Company paid $177 and $268 of such charges during the 13 and 26 weeks, respectively, ended September 1, 2013 and expects to record no significant additional charges in connection with such closure.

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

The following table sets forth the calculation of basic and diluted earnings per share for the 13 weeks and 26 weeks ended September 1, 2013 and August 26, 2012.

	13 Weeks Ended		26 Weeks Ended
	September 1, 2013	August 26, 2012	September 1, 2013	August 26, 2012

Net Earnings	$8,045	$3,246	$12,974	$8,179

Weighted average common shares outstanding for basic EPS	20,836	20,800	20,832	20,798
Net effect of dilutive options	16	19	16	36
Weighted average shares outstanding for diluted EPS	20,852	20,819	20,848	20,834

Basic earnings per share	$0.39	$0.16	$0.62	$0.39

Diluted earnings per share	$0.39	$0.16	$0.62	$0.39

Common stock equivalents, which were not included in the computation of diluted earnings per share because either the effect would have been anti-dilutive or the options’ exercise prices were greater than the average market price of the common stock, were approximately 267 and 271 for the 13 weeks ended September 1, 2013 and August 26, 2012, respectively, and 493 and 209 for the 26 weeks ended September 1, 2013 and August 26, 2012, respectively.

8.     SHAREHOLDERS’ EQUITY

During the 26 weeks ended September 1, 2013, the Company issued 15 shares pursuant to the exercise of stock options and received proceeds from such exercises, recognized stock-based compensation expense and recognized tax benefits from stock-based compensation of $297, $547 and $0, respectively. These transactions resulted in the $844 increase in additional paid-in capital during the period.

9.     INCOME TAXES

The Company’s effective tax rates for the 13-week and 26-week periods ended September 1, 2013 were (9.4%) and 3.8%, respectively, compared to 23.8% and 21.1%, respectively, for the 13-week and 26-week periods ended August 26, 2012. The effective rates varied from the U.S. Federal statutory rate primarily due to foreign income taxed at lower rates and a tax refund described below.

During the 2011 and 2012 fiscal years, the Company filed amended tax returns for the 2004, 2005, 2006 and 2007 fiscal years with the Internal Revenue Service (“IRS”) to claim a refund of taxes paid. The Company evaluated the tax position related to the claim for refund at June 2, 2013 and concluded that the tax position did not meet the more-likely-than-not recognition threshold. During the 13 weeks ended September 1, 2013, the IRS notified the Company that it had completed its examination and approved a portion of the Company’s refund claim in the amount of $1,949 plus interest. As a result, the Company reduced its total amount of unrecognized tax benefits reported at March 3, 2013 by $2,715. The Company recognized a tax benefit of $1,949 while no tax benefit was recognized for the remaining reduction in unrecognized tax benefits. The Company recorded a receivable for the net refund of $2,181, which was received subsequent to the period ended September 1, 2013. The unrecognized tax benefits recognized and interest received affected the effective tax rate and was recorded as a discrete tax benefit during the 13 weeks ended September 1, 2013.

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

Financial information regarding the Company’s operations by geographic region is as follows:

	13 Weeks Ended		26 Weeks Ended
	September 1, 2013	August 26, 2012	September 1, 2013	August 26, 2012

Sales:

North America	$22,885	$19,529	$43,618	$41,035
Asia	18,993	22,622	37,674	41,923
Europe	2,619	4,279	6,643	9,518
Total sales	$44,497	$46,430	$87,935	$92,476

	September 1, 2013	March 3, 2013
Long-lived assets:

North America	$33,454	$34,555
Asia	13,902	14,102
Europe	314	327
Total long-lived assets	$47,670	$48,984

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

The total costs incurred by the Company and its subsidiaries in connection with these sites, including legal fees incurred by the Company and its subsidiaries and their assessed share of remediation costs and excluding amounts paid or reimbursed by insurance carriers, were nil and approximately $19 in the 13 weeks and 26 weeks, respectively, ended September 1, 2013 and approximately $12 and $23 in the 13 weeks and 26 weeks, respectively, ended August 26, 2012. The Company had no recorded liabilities for environmental matters at September 1, 2013 and March 3, 2013.

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

Financial Overview

The Company's total net sales worldwide in the 13-week period and 26-week period ended September 1, 2013 were 4% lower and 5% lower, respectively, than in last year's comparable periods principally as a result of lower sales of the Company’s printed circuit materials products in Asia and Europe, partially offset by higher sales of such products in North America. The declines in the Company’s sales of printed circuit materials products were partially offset by increases in the Company’s sales of aerospace composite materials, parts and assemblies products in the 13-week and 26-week periods ended September 1, 2013 compared to sales of such products in last year’s comparable periods. Nevertheless, the Company’s total net sales worldwide in the 13-week period ended September 1, 2013 were higher than its total net sales in the three immediately preceding fiscal quarters, which were the 13 weeks ended June 2, 2013, the 14 weeks ended March 3, 2013 and the 13 weeks ended November 25, 2012.

Despite the lower total net sales in the 13-week and 26-week periods ended September 1, 2013 than in last year’s comparable periods, the Company’s gross profit margins, measured as percentages of sales, increased to 30.6% in the 13 weeks ended September 1, 2013 and to 30.3% in the 26 weeks ended September 1, 2013 from 28.4% and 28.3%, respectively, in last year’s comparable periods. Such gross margin increases resulted from the improved operating performance of the Company’s Park Aerospace Technologies Corp. (“PATC”) business unit in Newton, Kansas in the 2014 fiscal year 13 and 26 week periods and the cost reductions resulting from the closures of the Company’s Park Advanced Composite Materials, Inc. (“PACM”) facility located in Waterbury, Connecticut and the Nelco Technology (Zhuhai FTZ) Ltd. (“Nelco Zhuhai”) facility located in the Free Trade Zone in Zhuhai, China in the 2013 fiscal year. The increases in the gross profit margins were also attributable to the benefits from the higher percentage of sales of higher margin, high performance printed circuit materials products in the 2014 fiscal year periods than in the 2013 fiscal year comparable periods.

The Company’s earnings from operations were 83% higher in the 13 weeks ended September 1, 2013 and 37% higher in the 26 weeks ended September 1, 2013 than in last fiscal year’s comparable periods as a result of the margin increases in the 2014 fiscal year periods, lower selling, general and administrative expenses and lower restructuring charges in the 2014 fiscal year periods than in the 2013 fiscal year periods.

The Company’s net earnings were also higher in the 13 weeks and 26 weeks ended September 1, 2013 than in last fiscal year’s comparable periods as a result of the higher earnings from operations in the current fiscal year’s periods than in last year’s comparable periods and as a result of a tax benefit of $2.2 million recorded in the 2014 fiscal year second quarter in connection with a tax refund related to amended federal income tax returns for prior years. However, the Company’s net earnings in the 2014 fiscal year periods were adversely affected by the lower interest income realized by the Company in the 2014 fiscal year periods than in the prior fiscal year comparable periods and by the interest expense recorded by the Company in the current fiscal year periods as a result of the long-term debt incurred by the Company at the end of the 2013 fiscal year.

The global markets for the Company’s printed circuit materials products continue to be very difficult to forecast, and it is not clear to the Company what the condition of the global markets for the Company’s printed circuit materials products will be in the 2014 fiscal year third quarter or beyond. Further, the Company is not able to predict the impact the current global economic and financial conditions will have on the markets for its aerospace composite materials, parts and assemblies products in the 2014 fiscal year third quarter or beyond.

In the Company’s 2013 fiscal year second quarter, the Company’s Nelco Zhuhai facility ceased its operations. In connection with the closure of such facility, the Company recorded pre-tax restructuring charges of approximately $119,000 and $319,000 in the 13 weeks and 26 weeks, respectively, ended September 1, 2013 and approximately $2.5 million in the 13 weeks and 26 weeks ended August 26, 2012.

Results of Operations:

The following table provides the components of the consolidated statements of operations:

	13 Weeks Ended			26 Weeks Ended

	September 1, 2013	August 26, 2012	% Change	September 1, 2013	August 26, 2012	% Change
(amounts in thousands, except per share amounts)
Net sales	$44,497	$46,430	(4)%	$87,935	$92,476	(5)%
Cost of sales	30,876	33,231	(7)%	61,323	66,301	(8)%
Gross profit	13,621	13,199	3%	26,612	26,175	2%
Selling, general and administrative expenses	6,041	6,591	(8)%	12,597	13,647	(8)%
Restructuring charges	119	2,525	*	319	2,536	*
Earnings from operations	7,461	4,083	83%	13,696	9,992	37%
Interest expense	185	-	*	356	-	*
Interest and other income	77	179	(57)%	145	377	(62)%
Earnings before income taxes	7,353	4,262	73%	13,485	10,369	30%
Income tax provision	(692)	1,016	(168)%	511	2,190	(77)%
Net earnings	$8,045	$3,246	148%	$12,974	$8,179	59%

Earnings per share:
Basic earnings per share	$0.39	$0.16	144%	$0.62	$0.39	59%

Diluted earnings per share	$0.39	$0.16	144%	$0.62	$0.39	59%

* Intentionally omitted

Net Sales

The Company’s total net sales worldwide in the 13-week period ended September 1, 2013 decreased 4% to $44.5 million from $46.4 million in last fiscal year's comparable period primarily as a result of lower total sales to the Company’s customers in Asia and Europe, partially offset by higher total sales in North America. The Company’s sales of printed circuit materials products to the Company’s customers in Asia and Europe were lower in the 13-week period ended September 1, 2013 than in last fiscal year’s comparable period, partially offset by higher sales of such products to the Company’s customers in North America during such period. The Company’s sales of aerospace composite materials, parts and assemblies products by its operations in North America and Europe were higher in the 13-week period ended September 1, 2013 than in last fiscal year’s comparable period, while such sales in Asia were lower in the 13-week period ended September 1, 2013 than in last fiscal year’s comparable period.

     The Company’s total net sales worldwide in the 26-week period ended September 1, 2013 decreased 5% to $87.9 million from $92.5 million in last fiscal year’s comparable period primarily as a result of lower total sales to the Company’s customers in Asia and Europe, partially offset by higher total sales in North America. The Company’s sales of printed circuit materials products to the Company’s customers in Asia and Europe were lower in the 26-week period ended September 1, 2013 than in last fiscal year’s comparable period, partially offset by higher sales of such products to the Company’s customers in North America during such period. The Company’s sales of aerospace composite materials, parts and assemblies products in Europe were higher in the 26 weeks ended September 1, 2013 than in last year’s comparable period, while such sales in North America and Asia were lower in the 26-week period ended September 1, 2013 than in last year’s comparable period.

The Company’s total net sales of its printed circuit materials products were $37.0 million and $73.7 million in the 13 weeks and 26 weeks, respectively, ended September 1, 2013, or 83% and 84%, respectively, of the Company’s total net sales worldwide in such periods, compared to $40.6 million and $79.1 million in the 13 weeks and 26 weeks, respectively, ended August 26, 2012, or 87% and 86%, respectively, of the Company’s total net sales worldwide in such periods. The Company’s total net sales of its aerospace composite materials, parts and assemblies products were $7.5 million and $14.2 million in the 13 weeks and 26 weeks, respectively, ended September 1, 2013, or 17% and 16%, respectively, of the Company’s total net sales worldwide in such periods, compared to $5.8 million and $13.4 million in the 13 weeks and 26 weeks, respectively, ended August 26, 2012, or 13% and 14%, respectively, of the Company’s total net sales worldwide in such periods.

The Company’s foreign sales were $21.6 million and $44.3 million, respectively, during the 13-week and 26-week periods ended September 1, 2013, or 49% of the Company’s total net sales worldwide in the 13-week period and 50% of such sales in the 26-week period, compared to $26.9 million and $51.4 million, respectively, of foreign sales, or 58% and 56%, respectively, of total net sales worldwide, during last year’s comparable periods. The Company’s foreign sales during the 13-week and 26-week periods ended September 1, 2013 decreased 20% and 14%, respectively, from the 2013 fiscal year comparable periods as a result of lower sales in Asia and Europe in both periods.

For the 13-week period ended September 1, 2013, the Company’s sales in North America, Asia and Europe were 51%, 43% and 6%, respectively, of the Company’s total net sales worldwide compared to 42%, 49% and 9%, respectively, for the 13-week period ended August 26, 2012; and for the 26-week period ended September 1, 2013, the Company’s sales in North America, Asia and Europe were 50%, 43% and 7%, respectively, of the Company’s total net sales worldwide compared to 45%, 45% and 10%, respectively, for the 26-week period ended August 26, 2012. The Company’s sales in North America increased 17%, its sales in Asia decreased 16% and its sales in Europe decreased 39% in the 13-week period ended September 1, 2013 compared to the 13-week period ended August 26, 2012, and its sales in North America increased 6%, its sales in Asia decreased 10% and its sales in Europe decreased 30% in the 26-week period ended September 1, 2013 compared to the 26-week period ended August 26, 2012.

During the 13-week and 26-week periods ended September 1, 2013, the Company’s total net sales worldwide of high performance printed circuit materials were 88% and 87%, respectively, of the Company’s total net sales worldwide of printed circuit materials, compared to 82% and 81%, respectively, for last fiscal year’s comparable periods.

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

Cost of Sales

The Company’s cost of sales decreased by 7% and 8%, respectively, in the 13-week and 26-week periods ended September 1, 2013 from the 2013 fiscal year comparable periods primarily as a result of lower sales and lower production volumes, the improved operating performance of the Company’s PATC business unit, the elimination of the additional, and in some instances duplicative, costs associated with the consolidation of all of the Company’s North American aerospace composite materials, parts and assemblies manufacturing, development and design activities at its PATC business unit in the 2013 fiscal year and the cost reductions resulting from the closures of the Company’s PACM facility and Nelco Zhuhai facility in the 2013 fiscal year. The Company’s cost of sales as a percentage of net sales decreased to 69.4% in the 13-week period ended September 1, 2013 from 71.6% in the 2013 fiscal year comparable period and to 69.7% in the 26-week period ended September 1, 2013 from 71.7% in the 2013 fiscal year comparable period resulting in gross profit margin improvements in the 2014 fiscal year periods.

Gross Profit

The Company’s gross profits in the 13 weeks and 26 weeks ended September 1, 2013 were higher than the gross profits in the prior year’s comparable periods and the gross profits as percentages of net sales for the Company’s worldwide operations in the 13 weeks and 26 weeks ended September 1, 2013 improved to 30.6% and 30.3%, respectively, from 28.4% and 28.3%, respectively, in the 13 weeks and 26 weeks ended August 26, 2012 despite lower total net sales in the 2014 fiscal year periods than in the 2013 fiscal year comparable periods and the partially fixed nature of certain costs. The gross profit margins in the 2014 fiscal year periods benefitted from the higher percentages of sales of higher margin, high performance printed circuit materials products in such periods than in the 2013 fiscal year comparable periods, the improved operating performance of the Company’s PATC business unit and cost reductions as a result of the aforementioned facility closures in the 2014 fiscal year periods than in the 2013 fiscal year comparable periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses declined by $0.6 million and by $1.1 million during the 13 weeks and 26 weeks, respectively, ended September 1, 2013, or by 8% during both periods, compared to last fiscal year's comparable periods, and these expenses, measured as percentages of sales, were 13.6% and 14.3%, respectively, during the 13 weeks and 26 weeks ended September 1, 2013 compared to 14.2% and 14.8%, respectively, during last fiscal year's comparable periods. Such expenses in the 13 weeks and 26 weeks ended August 26, 2012 were impacted by additional, and in some instances duplicative, expenses associated with the consolidation of all of the Company’s North American aerospace composite materials, parts and assemblies manufacturing, development and design activities at its PATC business unit. The decreases in such expenses in the 13 weeks and 26 weeks ended September 1, 2013 were partially the result of lower legal fees and expenses and favorable changes in foreign exchange rates in such periods as compared to the 2013 fiscal year comparable periods and the elimination of the additional, and in some instances duplicative, expenses associated with operating two facilities during the consolidation of the Company’s aerospace activities at its PATC business unit in the 2013 fiscal year. Selling, general and administrative expenses included stock option expenses of $276,000 and $547,000, respectively, for the 13 weeks and 26 weeks ended September 1, 2013 compared to $193,000 and $387,000 respectively, for the 13 weeks and 26 weeks ended August 26, 2012.

Restructuring Charges

The Company recorded pre-tax restructuring charges of $119,000 and $319,000, respectively, in the 13 weeks and 26 weeks ended September 1, 2013 and $2.5 million in the 13 weeks and 26 weeks ended August 26, 2012 in connection with the closure of its Nelco Zhuhai facility located in the Free Trade Zone in Zhuhai, China.

Earnings from Operations

For the reasons set forth above, the Company’s earnings from operations for the 13 weeks and 26 weeks ended September 1, 2013 were $7.5 million and $13.7 million, respectively, including the pre-tax restructuring charges of $119,000 and $319,000, respectively, related to the closure of the Nelco Zhuhai facility described above, compared to earnings from operations for the 13 weeks and 26 weeks ended August 26, 2012 of $4.1 million and $10.0 million, respectively, including the $2.5 million charge related to the closure of the Nelco Zhuhai facility described above.

Interest Expense

The interest expense in the 13 weeks and 26 weeks ended September 1, 2013 related to the Company’s borrowing under a five-year revolving credit facility agreement that the Company entered into with PNC Bank, National Association in the fourth quarter of the 2013 fiscal year. The credit facility agreement provides for loans of up to $52 million to the Company and letters of credit up to $2 million for the account of the Company and, subject to the terms and conditions of the agreement, an interest rate on the outstanding loan balance of LIBOR plus 1.15%. Other interest rate options are available to the Company under the credit agreement. At the end of the 2013 fiscal year, the Company borrowed $52 million under this credit facility and used all of such borrowed funds to finance the payment of a special cash dividend of $2.50 per share, totaling $52 million, paid to its shareholders on February 26, 2013. See “Liquidity and Capital Resources” elsewhere in this Item 2 and Note 5 of the Notes to Consolidated Financial Statements included elsewhere in this Report for additional information.

Interest Income

Interest income was $77,000 and $145,000, respectively, in the 13 weeks and 26 weeks ended September 1, 2013 compared to $179,000 and $377,000, respectively, in last fiscal year's comparable periods. Interest income declined 57% and 62%, respectively, in the 13 weeks and 26 weeks ended September 1, 2013 primarily as a result of lower prevailing interest rates and a decrease in the average maturities of the Company’s investments during such periods as compared to last fiscal year’s comparable periods. During the 2014 and 2013 fiscal year periods, the Company earned interest income principally from its investments, which were primarily in short-term instruments and money market funds.

Income Tax Provision

The Company's effective income tax rates for the 13-week and 26-week periods ended September 1, 2013 were (9.4%) and 3.8%, respectively, compared to effective income tax rates of 23.8% and 21.1%, respectively, for the 13-week and 26-week periods ended August 26, 2012. The rates for 2014 fiscal year periods were favorably affected by a tax benefit of $2.2 million recorded by the Company in the 2014 fiscal year second quarter in connection with a tax refund related to amended federal income tax returns. The effect of such tax benefit was to reduce the Company’s income tax provisions from $1.5 million to a benefit of $692,000 for the 13 weeks ended September 1, 2013 and from $2.7 million to $511,000 for the 26 weeks ended September 1, 2013.

Net Earnings

The Company's net earnings for the 13 weeks and 26 weeks ended September 1, 2013 were $8.0 million and $13.0 million, respectively, including the $119,000 pre-tax restructuring charge in such 13 weeks and the $319,000 pre-tax restructuring charge in such 26 weeks in connection with the closure of Nelco Zhuhai and the tax benefit of $2.2 million in both such periods in connection with a tax refund related to amended federal income tax returns, compared to net earnings of $3.2 million and $8.2 million, respectively, for the 13 weeks and 26 weeks ended August 26, 2012, including the $2.5 million charge related to the closure of Nelco Zhuhai described above.

Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were $0.39 for the 13 weeks ended September 1, 2013 and $0.62 for the 26 weeks ended September 1, 2013, including in both such periods the pre-tax restructuring charge in connection with the closure of Nelco Zhuhai and the tax benefit in connection with the tax refund related to amended federal income tax returns, compared to basic and diluted earnings per share of $0.16 for the 13 weeks ended August 26, 2012 and $0.39 for the 26 weeks ended August 26, 2012, including the pre-tax restructuring charge in connection with the closure of Nelco Zhuhai. The net impacts of the charges described above related to the closure of Nelco Zhuhai was to reduce basic and diluted earnings per share by $0.01 and $0.03, respectively, in the 13 weeks and 26 weeks ended September 1, 2013, and the net impact of the tax benefit described above was to increase basic and diluted earnings per share by $0.11 and $0.12, respectively, in the 13 weeks and 26 weeks ended September 1, 2013. The net impact of the charge described above related to the closure of Nelco Zhuhai was to reduce basic and diluted earnings per share by $0.12 in the 13 weeks ended August 26, 2013 and to reduce basic earnings per share by $0.13 and diluted earnings per share by $0.12 in the 26 weeks ended August 26, 2013.

Liquidity and Capital Resources:

	September 1, 2013	March 3, 2013	Increase / (Decrease)
(amounts in thousands)
Cash and marketable securities	$284,124	$275,216	$8,908
Working capital	315,071	303,996	11,075

Cash and Marketable Securities

Of the $284.1 million of cash and marketable securities at September 1, 2013, approximately $230.6 million was owned by certain of the Company’s wholly owned foreign subsidiaries. If such foreign owned cash were needed to fund the Company’s operations in the United States, the Company would be required to accrue and pay Federal and state income taxes in the United States on the amount of such cash that was repatriated to the United States. However, it is the Company’s practice and current intent to indefinitely reinvest such cash owned by its foreign subsidiaries in the operations of its foreign subsidiaries or in other foreign activities, including acquisitions outside the United States. The Company has sufficient liquidity in the United States to fund its activities for the foreseeable future.

The change in cash and marketable securities at September 1, 2013 compared to March 3, 2013 was the result of cash provided by operating activities, including the following:

●	inventories were 11% higher at September 1, 2013 than at March 3, 2013 primarily due to an increase in the quantities of work-in-process and finished goods inventories;

●

other current assets increased by 33% at September 1, 2013 compared to March 3, 2013 primarily as a result of a receivable recorded for the tax refund received after September 1, 2013 in connection with amended federal income tax returns; and

●

income taxes payable increased 15% at September 1, 2013 compared to March 3, 2013 primarily as a result of taxes on earnings in the 26 weeks ended September 1, 2013, partially offset by cash paid during such period for income taxes.

 In addition, as described below, the Company paid $4.2 million in cash dividends in both the 26-week period ended September 1, 2013 and the 26-week period ended August 26, 2012.

Working Capital

The increase in working capital at September 1, 2013 compared to March 3, 2013 was due principally to the increases in cash and marketable securities and inventories and other current assets partially offset by increases in accrued liabilities and income taxes payable.

The Company's current ratio (the ratio of current assets to current liabilities) was 18.7 to 1 at September 1, 2013 compared to 19.2 to 1 at March 3, 2013.

Cash Flows

During the 26 weeks ended September 1, 2013, net earnings from the Company's operations, before depreciation and amortization, stock based compensation and amortization of bond premium, of $16.2 million reduced by a net increase in working capital items, resulted in $13.0 million of cash provided by operating activities. During the same 26-week period, the Company expended $613,000 for the purchase of property, plant and equipment, primarily for the purchase of equipment for the Company’s operations in Singapore, compared to $619,000 for the 26-week period ended August 26, 2012, and paid $4.2 million in dividends on its common stock in each of such 26-week periods.

Long-term Debt

At September 1, 2013 and at March 3, 2013, the Company had $52 million of long-term debt. In the 2013 fiscal year fourth quarter, the Company entered into a five-year revolving credit facility agreement with PNC Bank, National Association. The credit facility agreement provides for loans of up to $52 million to the Company and letters of credit up to $2 million for the account of the Company and, subject to the terms and conditions of the agreement, an interest rate on the outstanding loan balance of LIBOR plus 1.15%. Other interest rate options are available to the Company under the credit agreement. At the end of the 2013 fiscal year, the Company borrowed $52 million under this credit facility and used all of such borrowed funds to finance the payment of a special cash dividend of $2.50 per share, totaling $52 million, paid to its shareholders on February 26, 2013. The Company incurred $356,000 of interest expense in the 26 weeks ended September 1, 2013 under such credit agreement. See Note 5 of the Notes to Consolidated Financial Statements included elsewhere in this Report.

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

As of September 1, 2013, there were no material changes outside the ordinary course of the Company’s business in the Company’s contractual obligations disclosed in Item 7 of Part II of its Form 10-K Annual Report for the fiscal year ended March 3, 2013, except as described in the following paragraph.

As of March 3, 2013, the Company’s unrecognized tax benefits included $2.7 million related to a claim for refund in amended tax returns the Company filed for the 2004, 2005, 2006 and 2007 fiscal years. Prior to the 2014 fiscal year second quarter, the Company evaluated the tax position related to the claim for refund and concluded that a reasonable estimate of the timing of these benefits was not possible. During the 13 weeks ended September 1, 2013, the IRS notified the Company that it had completed its examination and approved a portion of the Company’s refund claim in the amount of $1.9 million plus interest. As a result, the Company reduced its total amount of unrecognized tax benefits reported at March 3, 2013 by $2.7 million. The Company recognized a tax benefit of $1.9 million while no tax benefit was recognized for the remaining reduction in unrecognized tax benefits. The Company recorded a receivable for the net refund of $2.2 million, which was received subsequent to the period ended September 1, 2013. The unrecognized tax benefits recognized and interest received affected the effective tax rate and was recorded as a discrete tax benefit during the 13 weeks ended September 1, 2013.

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

The Company’s critical accounting policies that are important to the Consolidated Financial Statements and that entail, to a significant extent, the use of estimates and assumptions and the application of management’s judgment are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Company’s Annual Report on Form 10-K for the year ended March 3, 2013. There have been no significant changes to such accounting policies during the 2014 fiscal year.

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

Item 3.     Quantitative and Qualitative Disclosure About Market Risk.

The Company's market risk exposure at September 1, 2013 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended March 3, 2013.

Item 4.     Controls and Procedures.

(a)     Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 1, 2013, the end of the quarterly fiscal period covered by this quarterly report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to shares of the Company's Common Stock acquired by the Company during each month included in the Company’s 2014 fiscal year second quarter ended September 1, 2013.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

June 3 - July 1	0	$-	0

July 2 - August 1	0	-	0

August 2 - September 1	0	-	0

Total	0	$-	0	996,095 (a)

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 1, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 1, 2013 (unaudited) and March 3, 2013, (ii) Consolidated Statements of Operations for the 13 and 26 weeks ended September 1, 2013 and August 26, 2012 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the 13 and 26 weeks ended September 1, 2013 and August 26, 2012 (unaudited), and (iv) Condensed Consolidated Statements of Cash Flows for the 26 weeks ended September 1, 2013 and August 26, 2012 (unaudited) +

+ Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Park Electrochemical Corp.
------------------------------
(Registrant)

Date: October 11, 2013	/s/ Brian E. Shore
--------------------------------
Brian E. Shore
President and Chief Executive
Officer
(principal executive officer)

Date: October 11, 2013	/s/ P. Matthew Farabaugh
-----------------------------------
P. Matthew Farabaugh
Vice President and Chief Financial
Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit No. -----------	Name ----
31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 1, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 1, 2013 (unaudited) and March 3, 2013, (ii) Consolidated Statements of Operations for the 13 weeks ended September 1, 2013 and August 26, 2013 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the 13 weeks ended September 1, 2013 and August 26, 2013 (unaudited), and (iv) Condensed Consolidated Statements of Cash Flows for the 13 weeks ended September 1, 2013 and August 26, 2013 (unaudited) * +

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