Form 10-K
period 2014-03-02
PARK ELECTROCHEMICAL CORP
filed 2014-05-16
CIK 76267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 2, 2014

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

Title of Class	Aggregate Market Value	As of Close of Business On
Common Stock, par value $.10 per share	$544,915,606	August 30, 2013

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding	As of Close of Business On
Common Stock, par value $.10 per share	20,882,095	May 9, 2014

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Shareholders to be held July 22, 2014 incorporated by reference into Part III of this Report.

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

Sales of Park’s printed circuit materials products were 82%, 85% and 86% of the Company’s total net sales worldwide in the 2014, 2013 and 2012 fiscal years, respectively, and sales of Park’s advanced composite materials, parts and assemblies products were 18%, 15% and 14% of the Company’s total net sales worldwide in the 2014, 2013 and 2012 fiscal years, respectively.

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

AEROGLIDE®, COREFIX®, EASYCURE E-710®, EF®, LD®, MERCURYWAVE®, METEORWAVE®, NELCO®, RTFOIL® and SI® are registered trademarks of Park Electrochemical Corp., and ALPHASTRUT™, ELECTROGLIDE™, ELECTROVUE™, EP™, PEELCOTE™, POWERBOND™, SIGMASTRUT™ and TIN CITY AIRCRAFT WORKS™ are common law trademarks of Park Electrochemical Corp.

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

Printed Circuit Materials – Industry Background

The printed circuit materials manufactured by the Company and its competitors are used primarily to construct and fabricate complex multilayer printed circuit boards and other advanced electronic interconnection systems. Multilayer printed circuit materials consist of prepregs and copper-clad laminates. Prepregs are chemically and electrically engineered thermosettingor thermoplastic resin systems which are impregnated into and reinforced by a specially manufactured fiberglass cloth product or other woven or non-woven reinforcing fiber. This insulating dielectric substrate generally is 0.030 inch to 0.002 inch in thickness or less in some cases. While these resin systems historically have been based on epoxy resin chemistry, in recent years, increasingly demanding OEM requirements have driven the industry to utilize proprietary enhanced epoxies as well as other higher performance resins, such as phenolic, bismalimide triazine ("BT"), cyanate ester, enhanced polyimide, non-Methylene Dianiline (“MDA”) polyimide, allylated polyphenylene ether (“APPE”) or polytetrafluoroethylene ("PTFE"). One or more plies of prepreg are laminated together to form an insulating dielectric substrate to support the copper circuitry patterns of a multilayer printed circuit board. Copper-clad laminates consist of one or more plies of prepreg with each ply laminated on the top and bottom with specialty thin copper foil. Copper foil is specially formed in thin sheets which may vary from 0.0056 inch to 0.0002 inch in thickness and normally have a thickness of 0.0014 inch or 0.0007 inch. The Company supplies both copper-clad laminates and prepregs to its customers, which use these products as a system to construct multilayer printed circuit boards.

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

During the Company’s 2014 fiscal year, approximately 15.8% of the Company's total worldwide sales were to TTM Technologies, Inc., a leading manufacturer of printed circuit boards. During the Company’s 2013 fiscal year, approximately 16.1% of the Company's total worldwide sales were to TTM Technologies, Inc., and approximately 10.1% of the Company's total worldwide sales were to Sanmina-SCI Corporation, a leading electronics contract manufacturer and manufacturer of printed circuit boards. During the Company’s 2012 fiscal year, approximately 15.7% of the Company’s total worldwide sales were to TTM Technologies, Inc., approximately 11.5% of the Company’s total worldwide sales were to Sanmina-SCI Corporation and approximately 10.0% of the Company’s total worldwide sales were to subsidiaries of Flextronics International Ltd. which are manufacturers of multilayer printed circuit boards. During the Company’s 2014, 2013 and 2012 fiscal years, sales to no other customer of the Company equaled or exceeded 10% of the Company’s total worldwide sales.

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

The Company manufactures multilayer printed circuit materials at four fully integrated facilities located in the United States, Europe and Southeast Asia. The Company opened its California facility in 1965, its Arizona facility in 1984, its Singapore facility in 1986 and its France facility in 1992. The Company services the North American market principally through its United States manufacturing facilities, the European market principally through its manufacturing facilities in the United States and in France, and the Asian market principally through its Singapore manufacturing facility. During the 2011 fiscal year, the Company modified certain of the equipment in its printed circuit materials manufacturing facility in Singapore so that it can treat PTFE based circuitry material in Asia; and during the 2014 fiscal year, the Company modified certain of the equipment in its facility in Singapore to support the production of PTFE laminates and other laminates requiring elevated process temperatures. In addition, during the 2012 fiscal year, the Company completed an expansion of its printed circuit materials treating operation in Singapore with the installation of an additional advanced, high-speed treater. By maintaining technical and engineering staffs at each of its manufacturing facilities, the Company is able to deliver fully-integrated products and services on a timely basis.

Printed Circuit Materials – Materials and Sources of Supply

The principal materials used in the manufacture of the Company’s printed circuit materials products are specially manufactured copper foil, fiberglass and quartz cloth and synthetic reinforcements, and specially formulated resins and chemicals. The Company develops and maintains close working relationships with suppliers of these materials who have dedicated themselves to complying with the Company’s stringent specifications and technical requirements. While the Company’s philosophy is to work with a limited number of suppliers, the Company has identified alternate sources of supply for many, but not all, of these materials. However, there are a limited number of qualified suppliers of these materials, in some cases substitutes for these materials are not always readily available, and, in the past, the industry has experienced shortages in the market for certain of these materials. While the Company considers its relationships with its suppliers to be strong, a shortage of these materials or a disruption of the supply of materials caused by a natural disaster, such as the temporary disruption caused by the earthquake and tsunami in Japan in March 2011, or otherwise, could materially increase the Company’s cost of operations and could materially adversely affect the business and results of operations of the Company.

Significant increases in the cost of materials purchased by the Company could also have a material adverse effect on the Company’s business and results of operations if the Company were unable to pass such increases through to its customers. During the 2014, 2013 and 2012 fiscal years, the Company experienced significant volatility in the cost of copper foil, one of the Company’s primary raw materials, and the Company passed substantial portions of such increases through to its customers.

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

The Company’s advanced composite materials are developed and manufactured by the Company’s Park Aerospace Technologies Corp. (“PATC”) business unit located at the Newton, Kansas Airport, by the Company’s Nelco Products Pte. Ltd. business unit in Singapore and until it closed in the 2013 fiscal year third quarter, by the Company’s Park Advanced Composite Materials, Inc. (“PACM”) business unit located in Waterbury, Connecticut, which was named Nelcote, Inc. from May 2006 to March 2008 and which was named FiberCote Industries, Inc. prior to May 2006. The Company’s advanced composite parts and assemblies are also developed and manufactured by the Company’s PATC business unit.

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

Following the expansion of PATC’s facility, the Company transferred the aerospace composite parts and assemblies manufacturing activities of its Park Aerospace Structures Corp. (“PASC”) business unit in Lynnwood, Washington to PATC and closed PASC in the 2012 fiscal year fourth quarter, and the Company transferred PACM’s aerospace composite materials manufacturing activities to PATC and closed PACM in the 2013 fiscal year third quarter. The activities of PASC which were transferred to PATC included the assets and business of Nova Composites, Inc., which PASC acquired in April 2008.

Such transfer of aerospace composite materials manufacturing activities from PACM to PATC and the transfer of aerospace composite parts and assemblies manufacturing activities from PASC to PATC completed the Company’s plan to concentrate and consolidate all of its North American aerospace composite materials, parts and assemblies manufacturing, development and design activities at PATC.

As a result of the PATC facility expansion and the transfer of manufacturing activities from PACM and PASC to PATC, PATC is able to offer a full range of advanced composite materials manufacturing capability, as well as composite parts design, assembly and production capability, all in its Newton facility. PATC offers composite aircraft and space vehicle parts design and assembly services, in addition to “build-to-print” services. The Company believes that the ability of its PATC facility to offer such a wide and comprehensive array of composite materials and parts manufacturing and development technology and capability to the aircraft and space vehicle industries provides attractive benefits and advantages to those industries.

Advanced Composite Materials, Parts and Assemblies – Industry Background

The advanced composite materials manufactured by the Company and its competitors are used primarily to fabricate light-weight, high-strength structures with specifically designed performance characteristics. Composite materials are typically highly specified combinations of resin formulations and reinforcements. Reinforcements can be unidirectional fibers, woven fabrics, or non-woven goods such as mats or felts. Reinforcement materials are constructed of E-glass (fiberglass), carbon fiber, S2 glass, aramids, such as Kevlar® ("Kevlar" is a registered trademark of E.I. du Pont de Nemours & Co.) and Twaron® (“Twaron” is a registered trademark of Teijin Twaron B.V. LLC), quartz, polyester and other synthetic materials. Resin formulations are typically highly proprietary, and include various chemical and physical mixtures. The Company produces resin formulations using various epoxies, polyesters, phenolics, cyanate esters, polyimides and other complex matrices. The reinforcement combined with the resin is referred to as a “prepreg”, which is an acronym for pre-impregnated material. Advanced composite materials can be broadly categorized as either a thermoset or a thermoplastic. While both material types require the addition of heat to form a consolidated laminate, thermoplastics can be reformed using additional heat. Once fully cured, thermoset materials can not be further reshaped. The Company believes that the demand for thermoset advanced materials is greater than that for thermoplastics due to the fact that fabrication processes for thermoplastics require much higher temperatures and pressures and are, therefore, typically more capital intensive than the fabrication processes for thermoset materials.

The advanced composite materials industry suppliers have historically been large chemical corporations. During the past ten years, considerable consolidation has occurred in the industry, resulting in three relatively large composite materials suppliers and a number of smaller suppliers.

The Company works with aerospace original equipment manufacturers (“OEMs”), such as general aviation aircraft manufacturers, and certain tier I suppliers to qualify its advanced composite materials or parts and assemblies for use on current and upcoming programs. The Company’s customers typically design and specify a material specifically to meet the needs of the part’s end use and the customers’ processing methods. Such customers sometimes work with a supplier to develop the specific resin system and reinforcement combination to match the application. The Company’s customers’ processing, or the Company’s processing, may include hand lay-up, resin infusion or more advanced automated lay-up processes. Automated lay-up processes include automated tape lay-up, automated fiber placement and filament winding. These fabrication processes significantly alter the material form purchased. After the lay-up process is completed, the material is cured by the addition of heat and pressure. Cure processes typically include vacuum bag oven curing, high pressure autoclave, press forming and before-press curing. After the part has been cured, final finishing and trimming, and assembly of the structure, is performed by the fabricator or the Company.

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

The Company’s aerospace customers include fabricators of aircraft composite parts and assemblies. The Company’s advanced composite materials are used by such fabricators and by the Company to produce primary and secondary structures, aircraft interiors and various other aircraft components. The Company’s customers for aerospace materials, and the Company itself, produce parts and assemblies for commercial aircraft and for the general aviation and business aviation, kit aircraft and military markets. Many of the Company’s composite materials are used in the manufacture of aircraft certified by the Federal Aviation Administration (the “FAA”).

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

Advanced Composite Materials, Parts and Assemblies – Manufacturing

The Company’s manufacturing facilities for advanced composite materials are currently located in Newton, Kansas and in Singapore, and its manufacturing facility for composite parts and assemblies is also located in Newton, Kansas. See “Advanced Composite Materials, Parts and Assemblies - Operations” elsewhere in this Report.

The process for manufacturing composite materials, parts and assemblies is capital intensive and requires sophisticated equipment, significant technical know-how and very tight process controls. The key steps used in the manufacturing process include resin mixing, reinforcement impregnation, resin film casting and solvent drying processes.

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

The Company also completes additional processing services, such as slitting, sheeting, biasing, sewing and cutting, if needed by the customer. Many of the products manufactured by the Company also undergo extensive testing of the chemical, physical and mechanical properties of the product. These testing requirements are completed in the laboratories and facilities located at the Company’s manufacturing facilities. The Company’s laboratories have been approved by several aerospace OEMs, and the Company has achieved certification pursuant to the National Aerospace and Defense Contractors Accreditation Program (“NADCAP”) for both non-metallic materials manufacturing and testing and composites fabrication. After all the processing has been completed, the product is inspected and packaged for shipment to the customer. The Company typically supplies final product to the customer in roll or sheet form. The Company’s PATC facility has received accreditation by NADCAP for composite parts manufacturing and for composite materials manufacturing, and the Company believes that the PATC facility is one of the few facilities in the world with NADCAP accreditation for manufacturing both composite materials and composite parts.

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

The Company manufactures composite parts and assemblies primarily to its customers’ specifications using its own composite materials or composite materials supplied by third parties, based on the specific requirements of the Company’s customers.

Advanced Composite Materials, Parts and Assemblies – Competition

The Company has many competitors in the advanced composite materials, parts and assemblies markets, ranging in size from large international corporations to small regional producers. Several of the Company’s largest competitors are vertically integrated, producing raw materials, such as carbon fiber and cloth, as well as composite parts and assemblies. Some of the Company’s competitors may also serve as a supplier to the Company. The Company competes for business on the basis of responsiveness, product performance, product qualification, FAA data base design allowables, innovative new product development and price.

Backlog

The Company considers an item as backlog when it receives a purchase order specifying the number of units to be purchased, the purchase price, specifications and other customary terms and conditions. At April 27, 2014, the unfilled portion of all purchase orders received by the Company and believed by it to be firm was approximately $33,755,000, compared to $9,174,000 at April 28, 2013.

Various factors contribute to the size of the Company’s backlog. Accordingly, the foregoing information may not be indicative of the Company’s results of operations for any period subsequent to the fiscal year ended March 2, 2014.

Patents and Trademarks

The Company holds several patents and trademarks or licenses thereto. In the Company’s opinion, some of these patents and trademarks are important to its products. Generally, however, the Company does not believe that an inability to obtain new; or to defend existing, patents and trademarks would have a material adverse effect on the Company.

Employees

At March 2, 2014, the Company had 523 employees. Of these employees, 457 were engaged in the Company’s manufacturing operations, and 66 consisted of executive, sales and marketing and research and development personnel and general administrative staff.

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

The Company and certain of its subsidiaries have been named by the Environmental Protection Agency (the “EPA”) or a comparable state agency under the Comprehensive Environmental Response, Compensation and Liability Act (the “Superfund Act”) or similar state law as potentially responsible parties in connection with alleged releases of hazardous substances at four sites. In addition, a subsidiary of the Company has received a cost recovery claim under a state law similar to the Superfund Act from a private party involving one other site.

Under the Superfund Act and similar state laws, all parties who may have contributed any waste to a hazardous waste disposal site or contaminated area identified by the EPA orcomparable state agency may be jointly and severally liable for the cost of cleanup. Generally, these sites are locations at which numerous persons disposed of hazardous waste. In the case of the Company’s subsidiaries, generally the waste was removed from their manufacturing facilities and disposed at the waste sites by various companies which contracted with the subsidiaries to provide waste disposal services. Neither the Company nor any of its subsidiaries has been accused of or charged with any wrongdoing or illegal acts in connection with any such sites. The Company believes it maintains an effective and comprehensive environmental compliance program. Management believes the ultimate disposition of known environmental matters will not have a material adverse effect on the liquidity, capital resources, business, consolidated results of operations or financial position of the Company.

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

The Company’s cost of sales and results of operations were affected by increases in utility costs in the Company’s fiscal year ended February 26, 2012. See “Management’sDiscussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this Report.

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

During the 2012, 2013 and 2014 fiscal years, the Company experienced significant volatility in the cost of copper foil, one of the Company’s primary raw materials, and the Company passed substantial portions of such increases through to its customers. See “Business—Printed Circuit Materials—Materials and Sources of Supply” in Item 1 of Part I of this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this Report.

The Company's customer base is highly concentrated, and the loss of one or more customers could adversely affect the Company's business.

A loss of one or more key customers could adversely affect the Company's profitability. The Company's customer base is concentrated, in part, because the Company's business strategy has been to develop long-term relationships with a select group of customers. During the Company's fiscal years ended March 2, 2014, March 3, 2013 and February 26, 2012, the Company's ten largest customers accounted for approximately 59%, 63% and 64%, respectively, of net sales. The Company expects that sales to a relatively small number of customers will continue to account for a significant portion of its net sales for the foreseeable future. See "Business—Printed Circuit Materials—Customers and End Markets” and “Business—Advanced Composite Materials, Parts and Assemblies—Customers and End Markets” in Item 1 of Part I of this Report.

The Company's business is dependent on the electronics and aerospace industries, which are cyclical in nature.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Set forth below are the locations of the significant properties owned and leased by the Company, the businesses which use the properties and the size of each such property. All of such properties, except for the Melville, New York property, are used principally as manufacturing and warehouse facilities.

Location	Owned or Leased	Use	Size (Square Footage)
Melville, NY	Leased	Administrative Offices	8,000
Fullerton, CA	Leased	Printed Circuit Materials	95,000
Anaheim, CA	Leased	Printed Circuit Materials	26,000
Tempe, AZ	Leased	Printed Circuit Materials	81,000
Lannemezan, France	Owned	Printed Circuit Materials	29,000
Singapore	Leased	Printed Circuit Materials	88,000
Newton, KS	Leased	Advanced Composite Materials, Parts and Assemblies	89,000
Singapore	Leased	Advanced Composite Materials	21,000

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

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

Executive Officers of the Registrant.

Name	Title	Age
Brian E. Shore	Chief Executive Officer, President and a Director	62

Stephen E. Gilhuley	Executive Vice President-Administration and Secretary	69

Christopher T. Mastrogiacomo	Executive Vice President and Chief Operating Officer	56

Stephen M. Banker	Vice President and General Counsel	62

P. Matthew Farabaugh	Vice President and Chief Financial Officer	53

John Jongebloed	Vice President- Aerospace	57

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

Mr. Banker was elected Vice President and General Counsel on October 31, 2011. Prior to joining the Company, Mr. Banker had been a lawyer in the Skadden, Arps, Slate, Meagher & Flom LLP law firm in New York City since 1977 and a partner in the firm since 1985. Mr. Banker resigned as Vice President and General Counsel effective May 2, 2014.

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

Mr. Jongebloed was appointed Vice President- Aerospace of the Company in April 2013. Mr. Jongebloed was also appointed as President of the Company’s PATC business unit in Newton, Kansas. Mr. Jongebloed has been employed by the Company and its subsidiaries in various positions since 1989. He was President of the Company’s New England Laminates Co, Inc. business unit in Newburgh, New York from 1999 until January 2009 and President of the Company’s PACM business unit in Waterbury, Connecticut from 2007 until December 2012. Mr. Jongebloed was also appointed Vice President of Global Logistics of the Company in April 2000 and Senior Vice President of Global Logistics from July 2001 to January 2006. He was appointed Vice President of Business Development of the Company in January 2013.

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

For the Fiscal Year Ended	Stock Price		Dividends
March 2, 2014	High	Low	Declared
First Quarter	$26.41	$22.31	$0.10
Second Quarter	28.43	23.08	0.10
Third Quarter	30.18	26.32	0.10
Fourth Quarter	30.64	24.88	2.60	(a)

For the Fiscal Year Ended	Stock Price		Dividends
March 3, 2013	High	Low	Declared
First Quarter	$31.34	$22.89	$0.10
Second Quarter	28.88	22.64	0.10
Third Quarter	28.10	22.54	0.10
Fourth Quarter	28.54	23.41	2.60	(b)

(a)

During the 2014 fiscal year fourth quarter, the Company declared its regular quarterly cash dividend of $0.10 per share in December 2013, payable February 3, 2014 to shareholders of record on January 3, 2014, and declared a special cash dividend of $2.50 per share in January 2014, payable February 25, 2014 to shareholders of record on February 11, 2014.

(b)

During the 2013 fiscal year fourth quarter, the Company declared its regular quarterly cash dividend of $0.10 per share in December 2012, payable February 4, 2013 to shareholders of record on January 4, 2013, and declared a special cash dividend of $2.50 per share in January 2013, payable February 26, 2013 to shareholders of record on February 12, 2013.

As of May 9, 2014, there were 641 holders of record of Common Stock.

The Company expects, for the immediate future, to continue to pay regular cash dividends.

The following table provides information with respect to shares of the Company’s Common Stock acquired by the Company during each month included in the Company’s 2014 fiscal year fourth quarter ended March 2, 2014.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

December 2 - January 2	0	$-	0

January 2 - February 2	0	-	0

February 2 - March 2	2	27.38	0

Total	2	$27.38	0	996,095 (a)

(a)	Aggregate number of shares available to be purchased by the Company pursuant to a share purchase authorization announced on October 18, 2012. Pursuant to such authorization, the Company is authorized to purchase its shares from time to time on the open market or in privately negotiated transactions.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected consolidated financial data of Park and its subsidiaries is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements, related Notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein. Insofar as such consolidated financial information relates to the five fiscal years ended March 2, 2014 and is as of the end of such periods, it is derived from the Consolidated Financial Statements for the five fiscal years ended March 2, 2014 and as of such dates audited by Grant Thornton LLP, independent registered public accounting firm. The Consolidated Financial Statements as of March 2, 2014 and March 3, 2013, and for the three years ended March 2, 2014, together with the independent auditor’s report for the three years ended March 2, 2014, appear in Item 8 of Part II of this Report.

	Fiscal Year Ended
	(Amounts in thousands, except per share amounts)
	March 2,	March 3,	February 26,	February 27,	February 28,
	2014	2013	2012	2011	2010

STATEMENT OF EARNINGS INFORMATION
Net Sales	$165,764	$176,416	$193,254	$211,652	$175,686
Cost of sales	117,664	125,866	138,512	141,751	124,084
Gross profit	48,100	50,550	54,742	69,901	51,602
Selling, general and administative expenses	25,168	26,595	28,247	27,917	24,480
Restructuring charges	546	3,703	1,250	1,312	-
Earnings from operations	22,386	20,252	25,245	40,672	27,122
Interest expense	764	14	-	-	-
Interest and other income	460	647	808	645	1,062
Litigation and insurance settlements	-	-	1,598	-	-
Earnings before income taxes	22,082	20,885	27,651	41,317	28,184
Income tax provision	64,411	3,924	4,209	8,696	2,825
Net (loss) earnings	$(42,329)	$16,961	$23,442	$32,621	$25,359

Earnings per share:
Basic (loss) earnings per share	$(2.03)	$0.82	$1.13	$1.58	$1.24

Diluted (loss) earnings per share	$(2.03)	$0.81	$1.13	$1.58	$1.23

Cash dividends per common share	$2.90	$2.90	$0.40	$1.40	$0.36

Weighted average number of common shares outstanding:
Basic	20,849	20,801	20,746	20,628	20,522
Diluted	20,849	20,823	20,792	20,675	20,547

BALANCE SHEET INFORMATION

Working capital	$286,997	$303,996	$290,149	$271,706	$261,036
Total assets	377,093	369,658	365,988	353,808	343,104
Long-term debt	94,000	52,000	-	-	-
Stockholders' equity	200,543	299,922	343,211	325,308	316,098

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

The Company’s fiscal year is the 52 or 53 week period ending the Sunday nearest to the last day of February. The 2014, 2013 and 2012 fiscal years ended on March 2, 2014, March 3, 2013 and February 26, 2012, respectively. The 2014, 2013 and 2012 fiscal years consisted of 52, 53 and 52 weeks, respectively. Unless otherwise indicated in this Discussion and Analysis, all reference to years in this Discussion and Analysis are to the Company’s fiscal years and all annual information in this Discussion and Analysis is for such fiscal years.

The comparisons of the Company's results of operations for 2014 and 2012 to the Company's results of operations for 2013 are impacted by the facts that the 2014 and 2012 fiscal years consisted of 52 weeks and the 2013 fiscal year consisted of 53 weeks.

2014 Financial Overview

The Company's total net sales worldwide in 2014 were 6% lower than in 2013 primarily as a result of lower sales of the Company’s printed circuit materials products in North America, Asia and Europe. The Company’s sales of aerospace composite materials, parts and assemblies were higher in 2014 than in 2013. The decline in sales of printed circuit materials products resulted in lower gross profit in 2014 compared to 2013. However, the Company’s gross profit margin, measured as a percentage of sales, improved to 29.0% in 2014 from 28.7% in 2013 due primarily to the benefits from higher percentages of sales of higher margin, high performance printed circuit materials products in 2014 than in 2013 and to the improved operating performance of the Company’s Park Aerospace Technologies Corp. (“PATC”) business unit in Newton, Kansas in 2014 following the consolidation of the Company’s aerospace activities at such business unit, which resulted in the elimination of the additional, and in some instances duplicative, expenses associated with operating two facilities during the consolidation.

The Company’s earnings from operations in 2014 were 11% higher than in 2013 primarily as a result of a reduction in restructuring charges, lower legal fees and expenses and the elimination of the additional, and in some instances duplicative, expenses associated with the aerospace consolidation discussed above. The earnings from operations in 2014 were adversely impacted by a pre-tax charge related to the modification of previously issued employee stock options resulting from the special cash dividend paid by the Company in February 2014 and a financial advisory services retention fee. The Company’s net earnings in 2014 were lower than in 2013 primarily as a result of a non-cash charge of $64.0 million for the accrual of U.S. deferred income taxes on the undistributed earnings of the Company’s subsidiary in Singapore. The charge included $34.4 million related to the U.S. income tax that would be payable if the Company were to repatriate funds in an after-tax amount necessary to repay the Company’s existing $104.0 million principal amount bank loan from PNC Bank, further described below, and $29.6 million relating to the remainder of the undistributed earnings of the Company’s subsidiary in Singapore. The charge was partially offset by a tax benefit of $2.2 million recorded by the Company in the 2014 second quarter in connection with a tax refund related to amended federal income tax returns. The Company has no current plan to repatriate the undistributed earnings of its subsidiary in Singapore.

On February 12, 2014, the Company entered into a four-year amended and restated revolving credit facility agreement (the “Amended Credit Agreement”) with PNC Bank, National Association. The Amended Credit Agreement provides for loans up to $104.0 million to the Company and letters of credit up to $2.0 million for the account of the Company. To date, the Company has borrowed $52.0 million to finance a special dividend paid to shareholders of the Company in the fourth quarter of 2014 and an additional $52.0 million to continue the loan that was provided under the prior agreement entered into during the fourth quarter of 2013.

The global markets for the Company’s printed circuit materials products continue to be very difficult to forecast, and it is not clear to the Company what the condition of the global markets for the Company’s printed circuit materials products will be in 2015 or beyond. Further, the Company is not able to predict the impact the current global economic and financial conditions will have on the markets for its aerospace composite materials, parts and assemblies in 2015 or beyond.

Results of Operations:

Fiscal Year 2014 Compared with Fiscal Year 2013

	Fiscal Year Ended
	March 2,	March 3,
(amounts in thousands, except per share amounts)	2014	2013	Increase / (Decrease)

Net sales	$165,764	$176,416	$(10,652)	-6%
Cost of sales	117,664	125,866	(8,202)	-7%
Gross profit	48,100	50,550	(2,450)	-5%
Selling, general and administrative expenses	25,168	26,595	(1,427)	-5%
Restructuring charges	546	3,703	(3,157)	-85%
Earnings from operations	22,386	20,252	2,134	11%
Interest expense	764	14	750	5357%
Interest and other income	460	647	(187)	-29%
Earnings before income taxes	22,082	20,885	1,197	6%
Income tax provision	64,411	3,924	60,487	1541%
Net (loss) earnings	$(42,329)	$16,961	$(59,290)	-350%

Earnings per share:
Basic (loss) earnings per share	$(2.03)	$0.82	$(2.85)	-348%

Diluted (loss) earnings per share	$(2.03)	$0.81	$(2.84)	-351%

 Net Sales

The Company’s total net sales worldwide in 2014 decreased 6% from 2013 as a result of lower unit volumes of printed circuit materials products shipped to the Company’s customers in North America, Asia and Europe. The lower sales of printed circuit materials products sold by the Company in 2014 was partially offset by higher sales of aerospace composite materials, parts and assemblies products by the Company’s operations in North America, Asia and Europe. The Company’s total net sales of its printed circuit materials products were $135.4 million in 2014 and $150.6 million in 2013 and comprised 82% and 85% of the Company’s total net sales worldwide in 2014 and 2013, respectively. The Company’s total net sales of its aerospace composite materials, parts and assemblies products were $30.4 million in 2014 and $25.9 million in 2013 and comprised 18% and 15% of the Company’s total net sales worldwide in 2014 and 2013, respectively.

The Company's foreign sales were $83.6 million, or 50% of the Company's total net sales worldwide, during 2014 compared to $95.4 million of sales, or 54% of total net sales worldwide during 2013. The Company's foreign sales during 2014 declined 12% from 2013 as a result of lower sales in Asia and Europe.

The Company’s sales in North America, Asia and Europe were 50%, 43% and 7%, respectively, of the Company’s total net sales worldwide in 2014 compared to 46%, 45% and 9%, respectively, in 2013. The Company’s sales in North America increased 2%, its sales in Asia decreased 9% and its sales in Europe decreased 31% in 2014 compared to 2013.

During 2014, 88% of the Company’s total net sales worldwide of printed circuit materials consisted of high performance printed circuit materials, compared to 82% for 2013.

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

Cost of Sales

The Company’s cost of sales decreased by 7% in 2014 from 2013 primarily as a result of lower sales and lower production volumes in 2014 than in 2013, and cost of sales as a percentage of sales decreased to 71.0% in 2014 from 71.3% in 2013. The decrease in costs of sales as a percentage of sales was due primarily to the improved operating performance of the Company’s PATC business unit, the elimination of the additional, and in some instances duplicative, costs associated with transferring aerospace composite materials manufacturing from the Company’s Park Advanced Composite Materials, Inc. (“PACM”) facility to the Company’s PATC facility in 2013, the cost reductions resulting from the closures of the Company’s PACM facility and Nelco Zhuhai facility in 2013 and lower depreciation expense in 2014 than in 2013.

Gross Profit

The Company’s gross profit in 2014 was lower than its gross profit in the prior fiscal year, but the overall gross profit as a percentage of net sales for the Company’s worldwide operations increased to 29.0% in 2014 compared to 28.7% in 2013 despite significantly lower sales and the partially fixed nature of overhead costs. The gross profit margin in 2014 benefitted from the higher percentage of sales of higher margin, high performance printed circuit materials products in 2014 than in 2013, cost reductions as a result of the aforementioned facility closures, the improved operating performance of the Company’s PATC business unit and the lower depreciation expense in 2014 than in 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $1.4 million, or 5%, during 2014 compared to 2013. Such expenses measured as percentages of sales were 15.2% during 2014 compared to 15.1% during 2013. The increase as a percentage of sales was the result of lower revenues combined with the partially fixed nature of such expenses. Such expenses in 2013 were impacted by additional, and in some instances duplicative, expenses associated with the consolidation of all of the Company’s North American aerospace composite materials, parts and assemblies manufacturing, development and design activities at its PATC business unit. The decrease in such expenses in 2014 was primarily the result of lower legal fees and expenses, lower selling and freight expenses commensurate with lower sales in 2014 than in 2013 and the elimination of the additional, and in some instances duplicative, expenses associated with operating two facilities during the consolidation of the Company’s aerospace activities at its PATC business unit in the 2013 fiscal year. Although such expenses declined in 2014, they were partially offset by increases in stock option expenses in 2014 compared to 2013 due to additional non-cash charges resulting from the modification of previously issued employee stock options resulting from the special cash dividend paid by the Company in February 2014 and a financial advisory services retention fee. Selling, general and administrative expenses in 2014 included $1.7 million of stock option expenses compared to $0.9 million in 2013.

Restructuring Charges

The Company recorded pre-tax restructuring charges of $0.5 million during 2014 in connection with the closure of its Nelco Zhuhai facility located in the Free Trade Zone in Zhuhai, China in the 2013 fiscal year second quarter, and the Company recorded pre-tax restructuring charges of $3.7 million in 2013 in connection with the closure of the Nelco Zhuhai facility and the closure of the PACM facility in Waterbury, Connecticut in the 2013 fiscal year third quarter.

Earnings from Operations

For the reasons set forth above, the Company’s earnings from operations were $22.4 million for 2014, including the non-cash pre-tax charges of $0.7 million associated with the modification of previously issued employee stock options, $0.3 million for the financial advisory services retention fee and $0.5 million related to the closure of the Nelco Zhuhai facility described above, compared to $20.3 million for 2013, including the pre-tax restructuring charges of $3.7 million related to the closures of the Nelco Zhuhai facility and the PACM facility described above.

Interest Expense

The interest expense in 2014 related to the Company’s borrowings under the four-year amended and restated revolving credit facility agreement that the Company entered into with PNC Bank, National Association in the fourth quarter of 2014. The amended and restated agreement provides for loans up to $104 million to the Company and letters of credit up to $2 million for the account of the Company and, subject to the terms and conditions of the agreement, an interest rate on the outstanding loan balance of LIBOR plus 1.10%. Other interest rate options are available to the Company under the agreement. At the end of 2014, the Company borrowed $104 million under this credit facility and used all of such borrowed funds to finance the payment of a special cash dividend of $2.50 per share, totaling $52 million, paid to its shareholders on February 25, 2014 and to continue the $52 million loan that was provided under the credit facility agreement that the Company entered into with PNC Bank in January 2013 to finance the payment of a special cash dividend of $2.50 per share, totaling $52 million, paid to the Company’s shareholders on February 26, 2013. The credit facility agreement entered into in 2014 replaced the credit facility agreement entered into in 2013. See “Liquidity and Capital Resources” elsewhere in this Item 7 and Note 11 of the Notes to Consolidated Financial Statements included elsewhere in this Report for additional information.

Interest Income

Interest income decreased $187,000, or 29%, during 2014 compared to 2013 primarily as a result of lower prevailing interest rates and shorter average maturities of the Company’s investments during 2014 than 2013. During 2014 and 2013, the Company earned interest income principally from its investments, which were primarily in short-term instruments and money market funds.

Income Tax Provision

The Company's effective income tax rate was 291.7% for 2014 compared to 18.8% for 2013. The effective income tax rate for 2014 was adversely affected by a non-cash charge of $64.0 million for the accrual of U.S. deferred income taxes on the undistributed earnings of the Company’s subsidiary in Singapore. The charge included $34.4 million related to the U.S. income tax that would be payable if the Company were to repatriate funds in an after-tax amount necessary to repay the Company’s existing $104.0 million principal amount bank loan from PNC Bank and $29.6 million relating to the remainder of the undistributed earnings of the Company’s subsidiary in Singapore. The Company has no current plan to repatriate the undistributed earnings of its subsidiary in Singapore. The aforementioned charge was partially offset by a tax benefit of $2.2 million recorded by the Company in the 2014 second quarter in connection with a tax refund related to amended federal income tax returns. The effect of the aforementioned items was to increase the Company’s income tax provision from $2.6 million to $64.4 million for 2014.

Net Earnings

The Company’s net loss for 2014 was $42.3 million, including the $64.0 million non-cash charge for the accrual of U.S. income tax on undistributed earnings, the tax benefit of $2.2 million in connection with the tax refund related to amended federal income tax returns, the $0.7 million non-cash pre-tax charges associated with the modification of previously issued employee stock options and the pre-tax charges of $0.5 million in connection with the closure of the Nelco Zhuhai facility and $0.3 million financial advisory services retention fee described above, compared to net earnings for 2013 of $17.0 million, including the $3.7 million pre-tax charges related primarily to the closures of PACM and Nelco Zhuhai, described above. The net impact of the items described above was to reduce net earnings by $62.5 million in 2014 and to reduce net earnings by $3.4 million in 2013.

Basic and Diluted Earnings Per Share

Basic and diluted losses per share for 2014 were $2.03, including the non-cash charge for the accrual of U.S. income tax on undistributed earnings, the tax benefit in connection with the tax refund related to amended federal income tax returns, the additional non-cash charges resulting from the modification of previously issued employee stock options, the pre-tax charges in connection with the closure of the Nelco Zhuhai facility and the financial advisory services retention fee described above, compared to basic and diluted earnings per share of $0.82 and $0.81, respectively for 2013, including the charges related to the closures of PACM and Nelco Zhuhai described above. The net impact of the items described above was to reduce basic and diluted earnings per share by $3.00 in 2014 and to reduce basic and diluted earnings per share by $0.16 and $0.17, respectively, in 2013.

Fiscal Year 2013 Compared with Fiscal Year 2012

The comparisons of the Company’s results of operations for 2013 to the Company’s results of operations for 2012 are impacted by the facts that the 2013 fiscal year consisted of 53 weeks and the 2012 fiscal year consisted of 52 weeks.

	Fiscal Year Ended
	March 3,	February 26,
(amounts in thousands, except per share amounts)	2013	2012	Increase / (Decrease)

Net sales	$176,416	$193,254	$(16,838)	-8.7%
Cost of sales	125,866	138,512	(12,646)	-9.1%
Gross profit	50,550	54,742	(4,192)	-7.7%
Selling, general and administrative expenses	26,595	28,247	(1,652)	-5.8%
Restructuring charges	3,703	1,250	2,453	196.2%
Earnings from operations	20,252	25,245	(4,993)	-19.8%
Interest expense	14	-	14	100%
Interest and other income	647	808	(161)	-19.9%
Litigation and insurance settlements	-	1,598	(1,598)	-100.0%
Earnings before income taxes	20,885	27,651	(6,766)	-24.5%
Income tax provision	3,924	4,209	(285)	-6.8%
Net earnings	$16,961	$23,442	$(6,481)	-27.6%

Earnings per share:
Basic earnings per share	$0.82	$1.13	$(0.31)	-27.4%

Diluted earnings per share	$0.81	$1.13	$(0.32)	-28.3%

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

The Company's foreign sales were $95.4 million, or 54% of the Company's total net sales worldwide, during 2013 compared to $107.3 million of sales, or 56% of total net sales worldwide during 2012. The Company's foreign sales during 2013 declined 11% from 2012 as a result of lower sales in Asia and Europe.

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

Cost of Sales

The Company’s cost of sales decreased by 9% in 2013 from 2012 primarily as a result of lower sales and lower production volumes in 2013 than in 2012, the improved operating performance of the Company’s PATC business unit, the elimination of the additional, and in some instances duplicative, costs associated with transferring aerospace composite materials manufacturing from the Company’s PACM facility to the Company’s PATC facility in 2013, the cost reductions resulting from the closures of the Company’s PACM facility and Nelco Zhuhai facility in 2013, lower depreciation expense in 2013 than in 2012 and lower rental expense at one of the Company’s business units in 2013 than in 2012. The Company’s cost of sales as a percentage of net sales decreased to 71.3% in 2013 from 71.7% in 2012.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $1.7 million, or 6%, during 2013 compared to 2012. Such expenses measured as percentages of sales were 15.1% during 2013 compared to 14.6% during 2012. The increase as a percentage of sales was the result of lower revenues combined with the partially fixed nature of such expenses. Such expenses in 2013 and 2012 were impacted by additional, and in some instances duplicative, expenses associated with the consolidation of all of the Company’s North American aerospace composite materials, parts and assemblies manufacturing, development and design activities at its PATC business unit. The decrease in such expenses in 2013 was primarily the result of lower selling and freight expenses commensurate with lower sales than in 2012. Although such expenses declined in 2013, they were inflated by increases in legal fees and expenses in 2013 compared to 2012. Selling, general and administrative expenses in 2013 included $0.9 million of stock option expenses compared to $0.8 million in 2012.

Restructuring Charges

During 2013, the Company recorded charges of $3.7 million primarily for the closures of its PACM facility in Waterbury, Connecticut and its Nelco Zhuhai facility in the Free Trade Zone in Zhuhai, China; and in the fourth quarter of 2012, the Company recorded a charge of $1.3 million in connection with the closure of the PACM facility.

Earnings From Operations

For the reasons set forth above, the Company’s earnings from operations were $20.3 million for 2013, including the $3.7 million charge primarily for the closures of PACM and Nelco Zhuhai, compared to $25.2 million for 2012, including the $1.3 million charge related to the closure of PACM. The Company’s earnings from operations in the first half of 2013 and in 2012 were reduced by losses incurred at the Company’s PATC business unit.

Interest Expense

The Company incurred no interest expense during 2012 and incurred $14,000 of interest expense in the fourth quarter of 2013 under a five-year revolving credit agreement entered into with PNC Bank, National Association in such quarter. See “Liquidity and Capital Resources” elsewhere in this Item 7 for additional information.

Interest and Other Income

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

Liquidity and Capital Resources:

(amounts in thousands)	March 2,	March 3,	Increase /
	2014	2013	(Decrease)
Cash and marketable securities	$270,356	$275,216	$(4,860)
Restricted cash	25,000	-	25,000
Working capital	286,997	303,996	(16,999)

	Fiscal Year Ended
(amounts in thousands)	March 2,	March 3,	February 26,	Increase / (Decrease)
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012

Net cash provided by operating activities	$30,382	$19,334	$31,434	$11,048	$(12,100)
Net cash provided by (used in) investing activities	(50,675)	44,947	(7,569)	$(95,622)	$52,516
Net cash used in financing activities	(32,536)	(7,774)	(6,395)	$(24,762)	$(1,379)

Cash, Marketable Securities and Restricted Cash

Of the $295.4 million of cash, marketable securities and restricted cash at March 2, 2014, approximately $242.4 million was owned by certain of the Company’s wholly owned foreign subsidiaries. In the fourth quarter of 2014, the Company provided a non-cash charge for the accrual of U.S. deferred income taxes in the amount of $64.0 million on undistributed earnings of the Company’s subsidiary in Singapore. The charge included $34.4 million related to the U.S. income tax that would be payable if the Company were to repatriate funds in an after-tax amount necessary to repay the Company’s existing $104.0 million principle amount bank loan from PNC Bank and an additional $29.6 million relating to the remainder of the undistributed earnings of the Company’s subsidiary in Singapore. However, the Company has no current plan to repatriate the undistributed earnings of its subsidiary in Singapore. The Company believes it has sufficient liquidity in the United States to fund its activities in the United States for the foreseeable future.

The change in cash, marketable securities and restricted cash at March 2, 2014 compared to March 3, 2013 was the result of cash provided by operating activities and a number of additional factors, including the following:

●	accounts receivable were 12% lower at March 2, 2014 than at March 3, 2013 principally due to lower sales in the fourth quarter of 2014 compared to the fourth quarter of 2013;
●	other current assets were 38% lower at March 2, 2014 than at March 3, 2013 primarily as a result of the receipt of income tax refunds;
●	accrued liabilities were 15% lower at March 2, 2014 than at March 3, 2013 due primarily to lower restructuring accruals; and
●

income taxes payable decreased 28% at March 2, 2014 compared to March 3, 2013 primarily as a result of tax payments made in connection with the Company’s operations in Singapore, partially offset by the 2014 tax provision.

In addition, as described below, the Company paid $60.5 million in cash dividends during the 2014 fiscal year, including a special cash dividend of $52.2 million paid in the fourth quarter of 2014.

Working Capital

The decrease in working capital at March 2, 2014 compared to March 3, 2013 was due principally to the decreases in cash and marketable securities, accounts receivable and other current assets and the increase in current portion of long-term debt, partially offset by the decreases in accrued liabilities and income taxes payable.

The Company's current ratio (the ratio of current assets to current liabilities) was 12.8 to 1 at March 2, 2014 compared with 19.2 to 1 at March 3, 2013.

Cash Flows

During 2014, net earnings from the Company’s operations, before depreciation and amortization, stock-based compensation, provision for deferred income taxes, amortization of bond premium and the gain on the sale of fixed assets, of $28.6 million, increased by a net addition in working capital items (as discussed above), resulted in $30.4 million of cash provided by operating activities.

During 2014, the Company expended $1.1 million for the purchase of property, plant and equipment, primarily for the purchase of equipment for the Company’s printed circuit materials manufacturing facility in Singapore and for the Company’s aerospace development and manufacturing facility in Newton, Kansas. Such expenditures compare to $1.4 million during 2013 for the purchase of property, plant and equipment, primarily for the purchase of equipment for the facility in Singapore and for the facility in Kansas, and $2.2 million as additional payment for the acquisition of substantially all the assets and business of Nova Composites, Inc.

In addition, the Company paid $60.5 million in cash dividends on its common stock in 2014, including a special cash dividend of $2.50 per share, totaling $52.2 million, paid in the fourth quarter of 2014, compared to $60.4 million in cash dividends on its common stock in 2013, including a special cash dividend of $2.50 per share, totaling $52.1 million.

Long-Term Debt

At March 2, 2014 and March 3, 2013, the Company had $104.0 million and $52.0 million of long-term debt, respectively. In the fourth quarter of 2014, the Company entered into a four-year amended and restated revolving credit facility agreement (the “Amended Credit Agreement”) with PNC Bank, National Association. The Amended Credit Agreement provides for loans up to $104.0 million to the Company and letters of credit up to $2.0 million for the account of the Company, and subject to the terms and conditions of the Amended Credit Agreement, an interest rate on the outstanding loan balance of LIBOR plus 1.10%. Other interest rate options are available to the Company under the Amended Credit Agreement. At the end of 2014, the Company borrowed $104.0 million under the Amended Credit Agreement and used all of such borrowed funds to finance the payment of a special cash dividend of $2.50 per share, totaling $52.2 million, paid to its shareholders on February 25, 2014 and to continue the $52.0 million loan that was provided under the credit facility agreement that the Company entered into with PNC Bank in January 2013 to finance the payment of a special cash dividend of $2.50 per share, totaling $52.0 million, paid to the Company’s shareholders on February 26, 2013. The Amended Credit Agreement entered into in 2014 replaced the credit facility agreement entered into in 2013. The Company incurred $0.8 million of interest expense in 2014 under the Amended Credit Agreement. The $104.0 million outstanding amount under the Amended Credit Agreement will be paid as follows: $10.0 million due on February 12, 2015 followed by four quarterly installments of $2.5 million and then eight quarterly installments of $3.8 million with the remaining amount outstanding payable on February 12, 2018. The Amended Credit Agreement also contains certain customary affirmative and negative covenants and customary financial covenants, including maintaining minimum domestic liquid assets of $25,000 in cash and marketable securities. See Note 11 of the Notes to Consolidated Financial Statements included elsewhere in this Report.

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

Contractual Obligations:

The Company's contractual obligations and other commercial commitments to make future payments under contracts, such as lease agreements, consist only of (i) operating lease commitments, commitments to purchase raw materials and commitments to purchase equipment, as described in Note 12 of the Notes to Consolidated Financial Statements included elsewhere in this Report, and (ii) the long-term debt described above. The Company has no other long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments or contingent commitments, other than two standby letters of credit in the total amount of $1.1 million to secure the Company's obligations under its workers’ compensation insurance program.

As of March 2, 2014, the Company’s significant contractual obligations, including payments due by fiscal year, were as follows:

Contractual Obligations (Amounts in thousands)	Total	2015	2016-2017	2018-2019	2020 and thereafter

Operating lease obligations	$7,722	$1,886	$1,582	$426	$3,828
Long-term debt	104,000	10,000	25,000	69,000	-
Inventory purchase obligations	1,201	1,201	-	-	-
Equipment purchase obligations	87	87	-	-	-
Total	$113,010	$13,174	$26,582	$69,426	$3,828

At March 2, 2014, the Company had gross tax-effected unrecognized tax benefits of $0.3 million. A reasonable estimate of timing of these liabilities is not possible.

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

In 2014, 2013 and 2012, the Company charged approximately $22,000, $70,000 and $145,000, respectively, against pre-tax income for remedial response and voluntary cleanup costs and related legal fees. The Company expects to receive reimbursement pursuant to general liability insurance coverage for approximately $15,000, $15,000 and $18,000, respectively, of such amounts charged in 2014, 2013 and 2012. While annual environmental remedial response and voluntary cleanup expenditures, including legal fees, have generally been constant from year to year, and may increase over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At March 2, 2014 and March 3, 2013, there were no amounts recorded in accrued liabilities for environmental matters.

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

Revenue Recognition

The Company recognizes revenues when products are shipped and title has been transferred to a customer, the sales price is fixed and determinable, and collection is reasonably assured. All material sales transactions are for the shipment of the Company’s products.

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

Income Taxes

As part of the processes of preparing its consolidated financial statements, the Company is required to estimate the income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s Consolidated Balance Sheets. Deferred income taxes are provided for temporary differences in the reporting of certain items, such as depreciation and undistributed earnings of foreign subsidiaries, for income tax purposes compared to financial accounting purposes. In evaluating the Company’s ability to recover the deferred tax assets within the jurisdiction from which they arise, all positive and negative evidence is considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies and results of recent acquisitions. If these estimates and assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets, resulting in additional income tax expense in the Company's Consolidated Statements of Operations, or conversely to further reduce the existing valuation allowance, resulting in less income tax expense. The Company evaluates the realizability of the deferred tax assets and assesses the need for additional valuation allowances quarterly.

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

■

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

■

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

■

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

■	The Company's success is dependent upon its relationships with key suppliers and customers and key management and technical personnel.

■

The Company's future success depends in part upon its intellectual property which the Company seeks to protect through a combination of contract provisions, trade secret protections, copyrights and patents.

■

The market price of the Company’s securities can be subject to fluctuations in response to quarter to quarter variations in operating results, changes in analyst earnings estimates, market conditions in the printed circuit materials, advanced composite materials and composite parts and assemblies industries, as well as general economic conditions and other factors external to the Company.

■

The Company's operating results could be affected by changes in the Company's accounting policies and practices or changes in the Company's organization, compensation and benefit plans, or changes in the Company's material agreements or understandings with third parties.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Exchange Risk - The Company's primary foreign currency exchange exposure relates to the translation of the financial statements of foreign subsidiaries using currencies other than the U.S. dollar as their functional currencies. The Company does not believe that a hypothetical 10% fluctuation in foreign exchange rates would have had a material impact on its consolidated results of operations or financial position.

Interest Rate Risk - The exposure to market risks for changes in interest rates relates to the Company's short-term investment portfolio and its variable rate borrowings under its long-term debt obligations pursuant to the four-year amended and restated revolving credit facility agreement (the “Amended Credit Agreement”) with PNC Bank, National Association. See Note 11 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report. The Company does not use derivative financial instruments in its investment portfolio or its long-term debt obligations. The Company’s short-term investment portfolio is managed in accordance with guidelines issued by the Company. These guidelines are designed to establish a high quality fixed income portfolio of government and highly rated corporate debt securities with a maximum weighted maturity of less than one year. Based on the average anticipated maturity of the investment portfolio at the end of the 2014 fiscal year, the Company does not believe that a hypothetical 10% fluctuation in short-term interest rates would have had a material impact on the consolidated results of operations or financial position of the Company. The Company’s outstanding borrowings of $104.0 million million, at March 2, 2014, represent 100% of the Company’s total long-term debt obligations. Outstanding borrowings bear interest at a rate equal to, at the Company’s option, either a (a) LIBOR rate option determined by a fluctuating rate per annum equal to the LIBOR Rate plus 1.10% or (b) base rate option determined by a fluctuating rate per annum equal to the highest of (i) the Federal Funds Open Rate (as defined in the Amended Credit Agreement) plus 0.5%, (ii) the Prime Rate (as defined in the Amended Credit Agreement), and (iii) the Daily LIBOR Rate (as defined in the Amended Credit Agreement) plus 1.0%. The Company does not believe that a hypothetical 10% fluctuation in interest rates would have had a material impact on the consolidated results of operations or financial position of the Company.

Item 8.	Financial Statements and Supplementary Data.

The Company's Financial Statements begin on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Park Electrochemical Corp.

We have audited the accompanying consolidated balance sheets of Park Electrochemical Corp. (a New York corporation) and subsidiaries (the “Company”) as of March 2, 2014 and March 3, 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended March 2, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Park Electrochemical Corp. and subsidiaries as of March 2, 2014 and March 3, 2013, and the results of their operations and their cash flows for each of the three years in the period ended March 2, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 2, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 16, 2014 expressed an adverse opinion thereon.

/s/ GRANT THORNTON LLP

New York, New York

May 16, 2014

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	March 2, 2014	March 3, 2013

ASSETS
Current assets:
Cash and cash equivalents	$133,150	$186,117
Marketable securities (Note 2)	137,206	89,099
Accounts receivable, less allowance for doubtful accounts of $416 and $423, respectively	22,881	25,878
Inventories (Note 3)	13,871	12,918
Prepaid expenses and other current assets	4,132	6,662
Total current assets	311,240	320,674

Property, plant and equipment, net of accumulated depreciation and amortization (Note 3)	29,674	32,187
Goodwill and other intangible assets (Note 3)	9,847	9,854
Restricted cash	25,000	-
Other assets (Note 4)	1,332	6,943
Total Assets	$377,093	$369,658

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt (Note 11)	$10,000	$-
Accounts payable	6,109	6,485
Accrued liabilities (Note 3)	5,139	6,016
Income taxes payable	2,995	4,177
Total current liabilities	24,243	16,678

Long-term debt (Note 11)	94,000	52,000
Deferred income taxes (Note 4)	58,124	812
Other liabilities (Note 4)	183	246
Total liabilities	176,550	69,736

Commitments and contingencies (Notes 12 and 13)

Shareholders' equity (Note 6):
Preferred stock, $1 par value per shares-authorized, 500,000 shares; issued, none	-	-
Common stock, $0.10 par value per shares-authorized, 60,000,000 shares; issued, 20,882,844 and 20,831,578 shares, respectively	2,088	2,083
Additional paid in capital	161,677	158,790
Retained earnings	35,651	138,514
Accumulated other comprehensive earnings	1,221	629
	200,637	300,016
Less treasury stock, at cost, 4,074 and 4,066 shares, respectively	(94)	(94)
Total shareholders' equity	200,543	299,922
Total liabilities and shareholders' equity	$377,093	$369,658

See Notes to Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Fiscal Year Ended
	March 2,	March 3,	February 26,
	2014	2013	2012

Net sales	$165,764	$176,416	$193,254
Cost of sales	117,664	125,866	138,512
Gross profit	48,100	50,550	54,742
Selling, general and administrative expenses	25,168	26,595	28,247
Restructuring charges (Note 9)	546	3,703	1,250
Earnings from operations	22,386	20,252	25,245
Interest expense (Note 11)	764	14	-
Interest and other income	460	647	808
Litigation and insurance settlements (Note 8)	-	-	1,598
Earnings before income taxes	22,082	20,885	27,651
Income tax provision (Note 4)	64,411	3,924	4,209
Net (loss) earnings	$(42,329)	$16,961	$23,442

Earnings per share (Note 7):
Basic (loss) earnings per share	$(2.03)	$0.82	$1.13
Basic weighted average shares	20,849	20,801	20,746

Diluted (loss) earnings per share	$(2.03)	$0.81	$1.13
Diluted weighted average shares	20,849	20,823	20,792

See Notes to Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) EARNINGS

(Amounts in thousands)

	Fiscal Year Ended
	March 2,	March 3,	February 26,
	2014	2013	2012

Net (loss) earnings	$(42,329)	$16,961	$23,442
Other comprehensive earnings, net of tax:
Foreign currency translation	420	75	70
Less: reclassification adjustment for foreign currency translation gains included in net earnings	-	(1,465)	-
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	117	41	60
Less: reclassification adjustment for gains included in net (loss) earnings	(20)	(67)	(44)
Unrealized losses on marketable securities:
Unrealized holding losses arising during the period	(83)	(72)	(44)
Less: reclassification adjustment for losses included in net (loss) earnings	158	40	52
Other comprehensive earnings (loss)	592	(1,448)	94
Total comprehensive (loss) earnings	$(41,737)	$15,513	$23,536

See Notes to Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Amounts in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Earnings (Loss)	Shares	Amount

Balance, February 27, 2011	20,722,179	$2,072	$154,459	$166,795	$1,983	158	$(1)
Net earnings	-	-	-	23,442	-	-	-
Foreign currency translation	-	-	-	-	70	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	24	-	-
Stock options exercised	73,412	7	1,803	-	-	-	-
Stock-based compensation	-	-	762	-	-	-	-
Tax benefit on exercise of options	-	-	91	-	-	-	-
Cash dividends ($0.40 per share)	-	-	-	(8,296)	-	-	-
Balance, February 26, 2012	20,795,591	2,079	157,115	181,941	2,077	158	(1)
Net earnings	-	-	-	16,961	-	-	-
Foreign currency translation	-	-	-	-	(1,390)	-	-
Unrealized loss on marketable securities, net of tax	-	-	-	-	(58)	-	-
Stock options exercised	35,987	4	758	-	-	3,908	(93)
Stock-based compensation	-	-	915	-	-	-	-
Tax benefit on exercise of options	-	-	2	-	-	-	-
Cash dividends ($2.90 per share)	-	-	-	(60,388)	-	-	-
Balance, March 3, 2013	20,831,578	2,083	158,790	138,514	629	4,066	(94)
Net loss	-	-	-	(42,329)	-	-	-
Foreign currency translation	-	-	-	-	420	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	172	-	-
Stock options exercised	51,266	5	1,157	-	-	8	-
Stock-based compensation	-	-	1,730	-	-	-	-
Cash dividends ($2.90 per share)	-	-	-	(60,534)	-	-	-
Balance, March 2, 2014	20,882,844	$2,088	$161,677	$35,651	$1,221	4,074	$(94)

See Notes to Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Year Ended
	March 2,	March 3,	February 26,
	2014	2013	2012
Cash flows from operating activities:
Net (loss) earnings	$(42,329)	$16,961	$23,442
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	3,757	4,269	5,891
Stock-based compensation	1,730	915	762
Recovery of doubtful accounts	-	(135)	-
Provision for deferred income taxes	63,681	1,137	22
Amortization of bond premium	1,816	1,499	1,481
Impairment of fixed assets	-	3,620	928
Gain on sale of fixed assets	(75)	-	-
Non-cash restructuring	-	(1,465)	322
Changes in operating assets and liabilities:
Accounts receivable	3,087	(2,255)	6,260
Inventories	(925)	2,882	(2,947)
Prepaid expenses and other current assets	2,442	(3,126)	982
Other assets and liabilities	(813)	(310)	(1,642)
Accounts payable	(240)	(1,929)	(1,485)
Accrued liabilities	(567)	(2,708)	(968)
Income taxes payable	(1,182)	(21)	(1,614)
Net cash provided by operating activities	30,382	19,334	31,434

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,117)	(1,447)	(3,994)
Proceeds from sales of property, plant and eqipment	100	-	-
Purchases of marketable securities	(210,693)	(142,134)	(172,724)
Proceeds from sales and maturities of marketable securities	161,035	190,728	170,249
Business acquisition	-	(2,200)	(1,100)
Net cash (used in) provided by investing activities	(50,675)	44,947	(7,569)

Cash flows from financing activities:
Dividends paid	(60,534)	(60,388)	(8,296)
Increase in restricted cash	(25,000)	-	-
Proceeds from exercise of stock options	1,162	758	1,810
Tax impact from stock-based compensation	-	2	91
Proceeds from long-term debt	52,000	52,000	-
Payments for debt issuance costs	(164)	(53)	-
Purchase of treasury stock	-	(93)	-
Net cash used in financing activities	(32,536)	(7,774)	(6,395)

(Decrease) increase in cash and cash equivalents before effect of exchange rate changes	(52,829)	56,507	17,470
Effect of exchange rate changes on cash and cash equivalents	(138)	107	(162)
(Decrease) increase in cash and cash equivalents	(52,967)	56,614	17,308
Cash and cash equivalents, beginning of year	186,117	129,503	112,195
Cash and cash equivalents, end of year	$133,150	$186,117	$129,503

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended March 2, 2014

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

c.

Accounting Period – The Company’s fiscal year is the 52 or 53 week period ending the Sunday nearest to the last day of February. The 2014, 2013 and 2012 fiscal years ended on March 2, 2014, March 3, 2013 and February 26, 2012, respectively. Fiscal years 2014, 2013 and 2012 consisted of 52, 53 and 52 weeks, respectively.

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

The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and any long-lived assets written down to fair value. To measure fair value of such assets, the Company uses Level 3 inputs consisting of techniques including an income approach and a market approach. The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the discounted cash flow analysis require the exercise of significant judgment, including judgment about appropriate discount rates, terminal value, growth rates and the amount and timing of expected future cash flows. There were no transfers between levels within the fair value hierarchy during the 2014 and 2013 fiscal years. (See Note 1.l).

During the 2013 fiscal year, the Company impaired the long-lived assets of Nelco Technology (Zhuhai FTZ) Ltd. (See Note 9).

e.

Cash and Cash Equivalents – The Company considers all money market securities and investments with contractual maturities at the date of purchase of 90 days or less to be cash equivalents. The Company had $19,995 and $0 in debt securities included in cash equivalents at March 2, 2014 and March 3, 2013, respectively, which were valued based on level 2 inputs. (See Note 2). From time to time, certain of the Company’s cash and cash equivalents are in excess of U.S. government insurance.

The Company classifies amounts required by the Amended Credit Agreement described in Note 11 to be maintained in cash and marketable securities as restricted cash on the consolidated balance sheets.

Supplemental cash flow information:

	Fiscal Year
	2014	2013	2012
Cash paid during the year for:
Income taxes, net of refunds	$612	$5,866	$6,856
Interest	729	-	-

At March 2, 2014 and March 3, 2013, the Company held approximately $27,195 and $26,043, respectively, of cash and cash equivalents in foreign financial institutions.

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

h.

Revenue Recognition – The Company recognizes revenues when products are shipped and title has been transferred to a customer, the sales price is fixed and determinable, and collection is reasonably assured. All material sales transactions are for the shipment of the Company’s products.

i.

Sales Allowances and Product Warranties – The Company provides for the estimated costs of sales allowances at the time such costs can be reasonably estimated. The Company’s products are made to customer specifications and tested for adherence to specifications before shipment to customers. Composite parts and assemblies may be subject to “airworthiness” acceptance by customers after receipt at the customers’ locations. There are no future performance requirements other than the products’ meeting the agreed specifications. The Company’s bases for providing sales allowances for returns are known situations in which products may have failed due to manufacturing defects in products supplied by the Company. The Company is focused on manufacturing the highest quality products and employs stringent manufacturing process controls and works with raw material suppliers who have dedicated themselves to complying with the Company's specifications and technical requirements. The amounts of returns and allowances resulting from defective or damaged products have been less than 1.0% of sales for each of the Company's last three fiscal years.

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

k.

Valuation of Long-Lived Assets – The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Important factors that could trigger an impairment review include, but are not limited to, significant negative industry or economic trends and significant changes in the use of the Company's assets or strategy of the overall business. No impairments of long-lived assets were identified in the 2014, 2013 or 2012 fiscal years other than impairments associated with restructuring activities. (See Note 9).

l.

Goodwill and Other Intangible Assets – Goodwill is not amortized. Other intangible assets are amortized over the useful lives, which is 15 years, of the assets on a straight line basis. The Company tests for impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. With respect to goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value is less than the carrying value. If, based on that assessment, the Company believes it is more likely than not that the fair value is less than the carrying value, a two-step goodwill impairment test is performed. The Company assesses the impairment of goodwill at least annually. The Company conducts its annual goodwill impairment test as of the first day of the fourth quarter. The Company concluded that there was no impairment in the 2014, 2013 or 2012 fiscal years.

m.

Shipping Costs – The amounts paid by the Company to third-party shippers for transporting products to customers, which are not reimbursed by customers, are classified as selling expenses. The shipping costs included in selling, general and administrative expenses were approximately $3,781, $4,080 and $4,629 for the 2014, 2013 and 2012 fiscal years, respectively.

n.

Property, Plant and Equipment – Property, plant and equipment are stated at cost less accumulated depreciation and amortization. The Company capitalizes additions, improvements and major renewals and expenses maintenance, repairs and minor renewals as incurred. Depreciation and amortization are computed principally by the straight-line method over the estimated useful lives of the assets. Machinery, equipment, furniture and fixtures are generally depreciated over 10 years. Building and leasehold improvements are generally depreciated over 25-30 years or the term of the lease, if shorter. The depreciation and amortization expenses associated with property, plant and equipment were $3,757, $4,269 and $5,891 for the 2014, 2013 and 2012 fiscal years, respectively.

o.

Income Taxes – Deferred income taxes are provided for temporary differences in the reporting of certain items, such as depreciation and undistributed earnings of foreign subsidiaries, for income tax purposes compared to financial accounting purposes. In evaluating the Company’s ability to recover the deferred tax assets within the jurisdiction from which they arise, all positive and negative evidence is considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies and results of recent acquisitions. If these estimates and assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets, resulting in additional income tax expense in the Company's Consolidated Statements of Operations, or conversely to further reduce the existing valuation allowance, resulting in less income tax expense. The Company evaluates the realizability of the deferred tax assets and assesses the need for additional valuation allowances quarterly.

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

p.

Foreign Currency Translation – Assets and liabilities of foreign subsidiaries using currencies other than the U.S. dollar as their functional currency are translated into U.S. dollars at period-end exchange rates or historical exchange rates, where applicable, and income and expense items are translated at average exchange rates for the period. Gains and losses resulting from translation are recorded as currency translation adjustments in comprehensive (loss) earnings.

q.

 Stock-Based Compensation – The Company accounts for employee stock options, the only form of equity compensation issued by the Company, as compensation expense based on the fair value of the options on the date of grant and recognizes such expense on a straight-line basis over the four-year service period during which the options become exercisable. The Company determines the fair value of such options using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates certain assumptions relating to risk-free interest rate, expected volatility, expected dividend yield and expected life of options, in order to arrive at a fair value estimate.

r.

Treasury Stock – The Company considers all shares of the Company’s common stock purchased by the Company as authorized but unissued shares on the trade date. The aggregate purchase price of such shares is reflected as a reduction to Shareholders’ Equity, and such shares are held in treasury at cost.

2.	MArketable Securities

The following is a summary of available-for-sale securities:

	March 2, 2014
	Total	Level 1	Level 2	Level 3
U.S. Treasury and other government securities	$112,793	$112,793	$-	$-
U.S. corporate debt securities	24,413	17,329	7,084	$-
Total marketable securities	$137,206	$130,122	$7,084	$-

	March 3, 2013
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$58,299	$58,299	$-	$-
U.S. corporate debt securities	30,800	20,859	9,941	$-
Total marketable securities	$89,099	$79,158	$9,941	$-

At March 2, 2014 and March 3, 2013, the Company’s level 2 investments consisted of commercial paper which was not traded on a regular basis or in an active market, and the Company was unable to obtain pricing information on an on-going basis. Therefore, these investments were measured using quoted market prices for similar assets currently trading in an active market or using model-derived valuations in which all significant inputs were observable for substantially the full term of the asset.

The following tables show the amortized cost basis, gross unrealized gains and losses and gross realized gains and losses on the Company’s available-for-sale securities:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses
March 2, 2014:
U.S. Treasury and other government securities	$112,593	$200	$-
U.S. corporate debt securities	24,401	13	1
Total marketable securities	$136,994	$213	$1

March 3, 2013:
U.S. Treasury and other government securities	$48,293	$47	$48
U.S. corporate debt securities	40,859	11	63
Total marketable securities	$89,152	$58	$111

	Fiscal Year
	2014	2013	2012

Gross realized gains on sale	$26	$9	$43
Gross realized losses on sale	209	35	65

The estimated fair values of such securities at March 2, 2014, by contractual maturity, are shown below:

Due in one year or less	$73,301
Due after one year through five years	63,905
$137,206

3.	Other balance sheet data

Other balance sheet data consisted of the following:

	March 2,	March 3,
	2014	2013

Inventories:
Raw materials	$7,253	$6,639
Work-in-process	3,097	2,870
Finished goods	3,223	3,213
Manufacturing supplies	298	196
	$13,871	$12,918

Property, plant and equipment:
Land, buildings and improvements	$39,686	$39,517
Machinery, equipment, furniture and fixtures	133,138	131,950
	172,824	171,467
Less accumulated depreciation and amortization	143,150	139,280
	$29,674	$32,187

Goodwill and other intangible assets:
Goodwill	$9,776	$9,776
Other intangibles	71	78
	$9,847	$9,854

Accrued liabilities:
Payroll and payroll related	$1,910	$2,210
Employee benefits	274	297
Workers' compensation	354	687
Professional fees	1,116	1,002
Restructuring (Note 9)	198	304
Other	1,287	1,516
	$5,139	$6,016

Property, Plant and Equipment – The New England Laminates Co., Inc. building in Newburgh, New York is held for sale. In the 2004 fiscal year, the Company reduced the book value of the building to zero, and the Company intends to sell it during the 2015 fiscal year. The Nelco Technology (Zhuhai FTZ) Ltd. building in Zhuhai, China is held for sale with a carrying value of $2,028. The Company ceased depreciating this building during the second quarter of the 2013 fiscal year, and it intends to sell the building during the 2015 fiscal year.

4.	Income Taxes

The income tax provision includes the following:

	Fiscal Year
	2014	2013	2012

Current:

Federal	$(2,435)	$(2,804)	$(696)
State and local	(55)	172	(194)
Foreign	3,220	5,419	5,077
	730	2,787	4,187

Deferred:
Federal	63,105	1,652	(239)
State and local	69	(314)	658
Foreign	507	(201)	(397)

	63,681	1,137	22
	$64,411	$3,924	$4,209

Current federal income tax benefits of $2,435 and $2,804 recognized in the 2014 and 2013 fiscal years, respectively, were the result of loss carrybacks to the 2011 and 2010 fiscal years, net of the tax impact from the loss of the domestic production activities deductions in those years.

The Company continuously evaluates the liquidity and capital requirements of its operations in the United States and of its foreign subsidiaries.  As a result of such evaluation, the Company recorded a non-cash charge for the accrual of U.S. deferred income taxes in the amount of $63,958 on undistributed earnings of the Company's subsidiary in Singapore during the fourth quarter of the 2014 fiscal year.

State income tax benefits from loss carryforwards to future years are recognized as deferred tax assets in the 2014 and 2013 fiscal years.

The components of earnings before income taxes were as follows:

	Fiscal Year
	2014	2013	2012

United States	$(2,080)	$(4,196)	$(1,447)
Foreign	24,162	25,081	29,098
Earnings before income taxes	$22,082	$20,885	$27,651

The Company’s effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

	Fiscal Year
	2014	2013	2012

Statutory U.S. Federal tax rate	34.0%	34.0%	34.0%
State and local taxes, net of Federal benefit	(0.2)	(0.8)	(0.6)
Foreign tax rate differentials	(19.6)	(22.3)	(19.9)
Valuation allowance on deferred tax assets	2.4	0.4	3.1
Adjustment on tax accruals and reserves	(3.0)	4.8	(2.4)
Foreign tax credits	(0.6)	(0.3)	(0.3)
Deferred tax liability on undistributed earnings	289.6	-	-
Claim for refund	(10.5)	-	-
Permanent differences and other	(0.4)	2.9	1.3
	291.7%	18.7%	15.2%

The Company had federal net operating loss carryforwards of approximately $2,042 and $0 in the 2014 and 2013 fiscal years, respectively, state net operating loss carryforwards of approximately $8,899 and $7,013 in the 2014 and 2013 fiscal years, respectively, and total net foreign operating loss carryforwards of approximately $33,835 and $35,681 in the 2014 and 2013 fiscal years, respectively. The federal net operating loss carryforwards will expire in 2032 through 2034. The China net operating loss carryforwards will expire in 2015 through 2019, while the France net operating loss carryforward has an unlimited carryforward period. The state net operating loss carryforwards will expire in 2017 through 2034.

The Company has foreign tax credit carryforwards of $424 and $354 at March 2, 2014 and March 3, 2013, respectively, which expire in 2021 through 2024. As of March 2, 2014 and March 3, 2013, research and development credits of $321 and $282, respectively, expire in 2031 through 2034.

The Company had New York State investment tax credit carryforwards of $709 and $710 in the 2014 and 2013 fiscal years, respectively. The New York State Investment tax credits expire in fiscal years 2015 through 2018. The Company has Kansas tax credits of $211 in both fiscal years 2014 and 2013, for which no benefit has been provided. The Company does not believe that realization of the principal portion of the Kansas tax credit or the investment tax credit carryforward is more likely than not. The Kansas credits will expire in the 2019 and 2020 fiscal years.

The deferred tax asset valuation allowance of $11,941 as of March 2, 2014 relates to foreign net operating losses and state tax credit carryforwards for which the Company does not expect to realize any tax benefit. During the 2014 fiscal year, the valuation allowance decreased by $524 primarily due to the expiration of foreign net operating loss carryforwards for which no tax benefit was recognized. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities as of March 2, 2014 and March 3, 2013 were as follows:

	March 2,	March 3,
	2014	2013

Deferred tax assets:
Depreciation	$4,593	$4,190
Net operating loss carryforwards	12,210	11,917
Tax credits carryforward	1,695	1,343
Stock options	1,693	953
Other, net	665	1,387
	20,856	19,790
Valuation allowance on deferred tax assets	(11,941)	(12,465)
Total deferred tax assets, net of valuation allowance	8,915	7,325

Depreciation	(867)	(419)
Undistributed earnings	(63,958)	-
Other	(1,616)	(741)
Total deferred tax liabilities	(66,441)	(1,160)
Net deferred tax (liability) asset	$(57,526)	$6,165

The breakdown between current and non-current deferred tax assets follows:

	March 2,	March 3,
	2014	2013

Current	$598	$1,206
Non-current	-	5,771
Total deferred tax assets	$598	$6,977

On the Consolidated Balance Sheets, the current net deferred tax assets are included in prepaid expenses and other current assets, and the non-current net deferred tax assets are included in other assets.

At March 2, 2014, the Company had gross unrecognized tax benefits of $152 included in current liabilities and $124 included in other liabilities. The prior year unrecognized tax benefit of $2,715 relating to a claim for refund filed to recoup the tax benefit for the Company’s remaining investment in New England Laminates (U.K.) Ltd was settled with the IRS in 2014 for $1,949 plus interest of $375. If any portion of the unrecognized tax benefits at March 2, 2014 were recognized, the Company’s effective tax rate would change.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Unrecognized Tax Benefits
	March 2,	March 3,	February 26,
	2014	2013	2012

Balance, beginning of year	$3,053	$3,999	$2,044
Gross increases-tax positions in prior period	-	-	2,715
Gross decreases-tax positions in prior period	(2,776)	(235)	(268)
Gross increases-current period tax positions	-	-	264
Audit settlements	-	(711)	(756)
Lapse of statute of limitations	(1)	-	-
Balance, end of year	$276	$3,053	$3,999

The amount of unrecognized tax benefits may increase or decrease in the future for various reasons, including adding or subtracting amounts for current year tax positions, expiration of statutes of limitation on open income tax years, changes in the Company’s judgment about the level of uncertainty, status of tax examinations, and legislative changes. Changes in prior period tax positions are the result of a re-evaluation of the probability of realizing the benefit of a particular tax position based on new information. It is reasonably possible that none of the unrecognized tax benefits will be recognized in the 2014 fiscal year upon the expiration of statutes of limitations.

A list of open tax years by major jurisdiction follows:

California	2010	-	2014
New York	2008	-	2014
France	2012	-	2014
Singapore	2007	-	2014

The Company had approximately $98 and $95 of accrued interest and penalties as of March 2, 2014 and March 3, 2013, respectively. The Company’s policy is to include applicable interest and penalties related to unrecognized tax benefits as a component of current income tax expense.

During the 2012 fiscal year, the New York State Department of Taxation commenced an examination of the Company’s tax returns for the 2008, 2009, 2010 and 2011 fiscal years. As of March 2, 2014, no significant preliminary audit findings were received by the Company and no reserves have been recorded.

5.	STOCK-BASED COMPENSATION

As of March 2, 2014, the Company had a 2002 Stock Option Plan (the “Plan”), and no other stock-based compensation plan. The Plan has been approved by the Company’s shareholders and provides for the grant of stock options to directors and key employees of the Company. All options granted under the Plan have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant, which, pursuant to the terms of the Plan, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted. Options granted under the Plan become exercisable 25% one year after the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire 10 years after the date of grant. Options to purchase a total of 1,800,000 shares of common stock were authorized for grant under the Plan. At March 2, 2014, 1,548,330 shares of common stock of the Company were reserved for issuance upon exercise of stock options under the Plan, and 467,213 options were available for future grant under the Plan.

The compensation expense for stock options includes an estimate for forfeitures and is recognized on a straight line basis over the requisite service period.

The future compensation expense to be recognized in earnings before income taxes for options outstanding at March 2, 2014 was $3,227, which is expected to be recognized ratably over a weighted average vesting period of 2.06 years.

The Company records its stock-based compensation at fair value. The weighted average fair value for options was estimated at the dates of grants, using the Black-Scholes option pricing model. The following table represents the weighted average fair value and valuation assumptions used for options granted in the 2014, 2013 and 2012 fiscal years:

	Fiscal Year
	2014			2013			2012

Weighted average fair value of option grants		$8.79			$8.56			$6.96
Risk-free interest rates	1.64	-	2.15%	1.50	-	1.80%		1.90%
Expected stock price volatility	32.80	-	34.00%	35.02	-	37.06%		35.40%
Expected dividend yields	1.46	-	1.67%	1.54	-	1.65%	1.50	-	1.80%
Estimated option terms (years)	6.1	-	8.1	5.7	-	6.9	5.4	-	6.5

The risk-free interest rates are based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the estimated term of the options at the date of the grant. Volatility factors are based on historical volatility of the Company’s common stock. The expected dividend yields are based on the regular quarterly cash dividend per share most recently declared by the Company and on the exercise price of the options granted during the 2014 fiscal year. The estimated terms of the options are based on evaluations of the historical and expected future employee exercise behavior.

During the fourth quarter of the 2014 fiscal year, the Company’s Board of Directors approved a reduction of $2.50 per share in the exercise price of all outstanding options as a result of the special cash dividend of $2.50 per share paid by the Company in February 2014. The reduction in the exercise price was treated as a modification of the stock options for accounting purposes. The modification, based on the fair value of the options both immediately before and after the modification, resulted in a total of incremental compensation expense of $731 during the 2014 fiscal year, which was recorded in selling, general and administrative expenses.

Information with respect to stock option activity follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance, February 27, 2011	802,089	$26.05
Granted	198,750	22.53
Exercised	(73,412)	24.65
Terminated or expired	(11,476)	25.75
Balance, February 26, 2012	915,951	$25.40
Granted	205,520	25.60
Exercised	(35,987)	21.16
Terminated or expired	(107,701)	25.91
Balance, March 3, 2013	977,783	$25.54
Granted	193,600	27.20
Exercised	(51,266)	23.44
Terminated or expired	(39,000)	26.07
Granted under option modification	902,517	23.13
Cancelled under option modification	(902,517)	25.63
Balance, March 2, 2014	1,081,117	$23.84	6.09	$5,029
Exercisable, March 2, 2014	664,329	$23.46	4.26	$3,343

The aggregate intrinsic values realized (the market value of the underlying shares on the date of exercise, less the exercise price, times the number of shares acquired) from the exercise of options during the 2014, 2013 and 2012 fiscal years were $249, $227 and $402, respectively.

A summary of the status of the Company’s non-vested options at March 2, 2014, and changes during the fiscal year then ended, is presented below:

	Shares Subject to Options	Weighted Average Grant Date Fair Value
Nonvested, beginning of year	363,708	$8.07
Granted	193,600	8.79
Vested	(122,422)	8.08
Terminated or expired	(18,098)	7.81
Nonvested, end of year	416,788	$8.41

6.	SHAREHOLDERS’ EQUITY

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

Treasury Stock – The Company announced on October 18, 2012 that its Board of Directors had authorized the Company’s purchase, on the open market and in privately negotiated transactions, of up to 1,000,000 shares of its common stock, representing approximately 5% of the Company’s 20,802,020 total outstanding shares as of the close of business on October 17, 2012. During the 2014 and 2013 fiscal years, the Company purchased 0 and 3,905 shares, respectively, pursuant to such authorization at an aggregate purchase price of $0 and $93, respectively, leaving 996,095 shares that may be purchased pursuant to such authorization. In addition, the Company purchased 3 and 8 shares during the 2014 and 2013 fiscal years, respectively, not pursuant to such authorization.

Reserved Common Shares – At March 2, 2014, 1,548,330 shares of common stock were reserved for issuance upon exercise of stock options.

Accumulated Other Comprehensive Income – Accumulated balances related to each component of other comprehensive income were as follows:

	March 2, 2014	March 3, 2013

Currency translation adjustment	$1,083	$663
Unrealized gains (losses) on investments, net of tax	138	(34)
Accumulated balance	$1,221	$629

7.	EARNINGS PER SHARE

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

The following table sets forth the calculation of basic and diluted earnings per share:

	Fiscal Year
(Amounts in thousands, except per share amounts)	2014	2013	2012

Net Earnings	$(42,329)	$16,961	$23,442
Weighted average common shares outstanding for basic EPS	20,849	20,801	20,746
Net effect of dilutive options	-	22	46
Weighted average outstanding for diluted EPS	20,849	20,823	20,792
Basic (loss) earnings per share	$(2.03)	$0.82	$1.13
Diluted (loss) earnings per share	$(2.03)	$0.81	$1.13

Common stock equivalents, which were not included in the computation of diluted earnings per share because either the effect would have been antidilutive or the options’ exercise prices were greater than the average market price of the common stock, were approximately 1,081,000, 423,000 and 197,000 for the 2014, 2013 and 2012 fiscal years, respectively.

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

During the 2013 fiscal year, the Company recorded restructuring charges of $2,730, related to the closure of the Company’s Nelco Technology (Zhuhai FTZ) Ltd. business unit located in Zhuhai, China. The charges include a non-cash asset impairment charge of $3,620, related to property, plant and equipment, and are net of the recapture of a non-cash cumulative currency translation adjustment of $1,465. The reclassification of the non-cash cumulative currency translation adjustment was included in foreign currency translation changes in the Consolidated Statements of Comprehensive (Loss) Earnings. The Company has a building with a carrying value of $2,028 as of March 2, 2014, which is held for sale at its Nelco Technology (Zhuhai FTZ) Ltd. business unit. The Company ceased depreciating this building during the 2013 fiscal year second quarter and expects to sell the building in the 2015 fiscal year. During the 2014 fiscal year, the Company recorded $546 of additional pre-tax charges related to such closure. The Company paid $526 of such charges during the 2014 fiscal year and does not expect to record any additional charge in connection with such closure.

In the 2012 fiscal year fourth quarter, the Company recorded a pre-tax charge of $1,250 related to the closing of the Company’s Park Advanced Composite Materials, Inc. business unit located in Waterbury, Connecticut. The charge for closing the business unit included a non-cash asset impairment charge of $928 related to property, plant and equipment. As a result of the closing, the Company recorded $820 of additional pre-tax charges during the 2013 fiscal year. The Company paid $51 and $1,091 of such charges during the 2014 and 2013 fiscal years, respectively. The Company does not expect to record any additional charge resulting from such closing.

As of February 26, 2012, the Company had remaining obligations and potential liabilities in the aggregate amount of $1,187 related to the closure, in January of 2009, of the Neltec Europe SAS printed circuit materials business unit and recorded an additional pre-tax charge of $153 in the 2013 fiscal year fourth quarter. The Company paid $1,133 of these obligations in the 2013 fiscal year and settled the remaining $207 during the 2014 fiscal year.

10.	EMPLOYEE BENEFIT PLANS

Profit Sharing Plan – The Company and certain of its subsidiaries have a non-contributory profit sharing retirement plan covering substantially all full-time employees in the United States. The plan may be modified or terminated at any time, but in no event may any portion of the contributions revert back to the Company. The Company's estimated contributions are accrued at the end of each fiscal year and paid to the plan in the subsequent fiscal year. The Company’s contributions to the plan were $256 and $460 for fiscal years 2013 and 2012, respectively. The contribution for fiscal year 2014 has not been paid. Contributions are discretionary and may not exceed the amount allowable as a tax deduction under the Internal Revenue Code.

Savings Plan – The Company also sponsors a 401(k) savings plan, pursuant to which the contributions of employees of certain subsidiaries were partially matched by the Company in the amounts of $142, $154 and $164 in the 2014, 2013 and 2012 fiscal years, respectively.

11.	LONG-TERM DEBT

On January 30, 2013, the Company entered into a five-year revolving credit facility agreement (the “Credit Agreement”) with PNC Bank, National Association. The Credit Agreement provided for loans up to $52,000 (the “Facility”) to the Company and letters of credit up to $2,000 for the account of the Company. The Company borrowed $52,000 to finance a special dividend paid to shareholders of the Company in the 2013 fiscal year fourth quarter.

On February 12, 2014, the Company entered into a four-year amended and restated revolving credit facility agreement (the “Amended Credit Agreement”) with PNC Bank, National Association. The Amended Credit Agreement provides for loans up to $104,000 (the “Amended Facility”) to the Company and letters of credit up to $2,000 for the account of the Company. To date, the Company has borrowed $52,000 to finance a special dividend paid to shareholders of the Company in the 2014 fiscal year fourth quarter and an additional $52,000 to continue the loan that was provided under the Credit Agreement, and PNC Bank has issued two standby letters of credit for the account of the Company in the total amount of $1,120 to secure the Company’s obligations under its workers’ compensation insurance program.

Borrowings under the Amended Facility bear interest at a rate equal to, at the Company’s option, either a (a) LIBOR rate option determined by a fluctuating rate per annum equal to the LIBOR Rate plus 1.10% or (b) base rate option determined by a fluctuating rate per annum equal to the highest of (i) the Federal Funds Open Rate (as defined in the Amended Credit Agreement) plus 0.5%, (ii) the Prime Rate (as defined in the Amended Credit Agreement), and (iii) the Daily LIBOR Rate (as defined in the Amended Credit Agreement) plus 1.0%. Under the Amended Credit Agreement, the Company also is obligated to pay a nonrefundable commitment fee, accruing from February 12, 2014 until the earlier of February 12, 2018 and the date on which the Amended Credit Agreement is terminated, equal to 0.20% per annum multiplied by the average daily difference between the amount of (a) the revolving credit commitment and (b) the revolving facility usage, payable quarterly in arrears.

The Amended Credit Agreement also contains certain customary affirmative and negative covenants and customary financial covenants that require the Company to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 at the end of each fiscal quarter and not to exceed a maximum funded debt ratio, which decreases periodically, of (a) 3.75 to 1.00 through February 28, 2015, (b) 3.50 to 1.00 for the period March 1, 2015 through February 27, 2016, (c) 3.00 to 1.00 for the period February 28, 2016 through February 25, 2017, and (d) 2.25 to 1.00 for all periods thereafter. In addition, the Company must maintain minimum domestic liquid assets of $25,000 in cash and marketable securities and a quick ratio (as defined in the Amended Credit Agreement), which decreases periodically, of (a) 10.50 to 1.00 through February 28, 2015, (b) 10.00 to 1.00 for the period March 1, 2015 through February 27, 2016, (c) 8.50 to 1.00 for the period from February 28, 2016 through February 25, 2017, and (d) 3.25 to 1.00 for all periods thereafter. As of March 2, 2014, the Company was in compliance with these financial covenants. The dividend covenant permits the Company to pay regular quarterly dividends in amounts not exceeding $0.10 per share and an annual special dividend to shareholders in amounts ranging from $1.00 to $2.50 with prior written notification to PNC Bank, National Association. The Company’s obligations under the Amended Credit Agreement are guaranteed by its Nelco Products, Inc., Neltec, Inc. and Park Aerospace Technologies Corp. subsidiaries and secured by a pledge of 65% of the capital stock of the Company’s Nelco Products Pte. Ltd. subsidiary in Singapore. The minimum domestic liquid assets of $25,000 are reflected as restricted cash on the Consolidated Balance Sheets.

The Amended Facility is available to (i) refinance the Credit Agreement, (ii) support working capital and general corporate needs, including the issuance of letters of credit, (iii) fund special distributions to the Company’s shareholders permitted under the Amended Facility, and (iv) finance on-going capital expenditures and acquisitions. At March 2, 2014, $104,000 of indebtedness was outstanding under the Amended Credit Agreement with an interest rate of 1.30%. Interest expense recorded under the Facility and Amended Facility was approximately $764 and $14 during the 2014 and 2013 fiscal years, respectively, which is included in interest expense on the Consolidated Statements of Operations.

At March 2, 2014, scheduled principal maturities of long-term debt were as follows:

Fiscal Year	Amount
2015	$10,000
2016	10,000
2017	15,000
2018	69,000
$104,000
Less current portion:	10,000
$94,000

12.	Commitments

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

These non-cancelable leases have the following payment schedule:

Fiscal Year	Amount
2015	$1,886
2016	1,246
2017	336
2018	213
2019	213
Thereafter	3,828
$7,722

Rental expenses, inclusive of real estate taxes and other costs, were $2,765, $3,068 and $3,734 for the 2014, 2013 and 2012 fiscal years, respectively. In addition, the Company has commitments to purchase raw materials for $1,201, which extend through November 2015, and commitments to purchase equipment for $87.

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

In June 2012, Isola USA Corporation filed a complaint against the Company and its Nelco Products, Inc. and Neltec, Inc. business units in the United States District Court for the District of Arizona, in Phoenix, Arizona, alleging that the sales of certain products by Park and the two aforementioned business units in the United States infringe two United States patents owned by Isola. Isola amended the complaint in August 2012 to add a third United States patent. In the 2013 fiscal year fourth quarter, Isola and Park agreed to settle all pending litigation between the parties related to Isola’s patents for the use of Styrene Maleic Anhydride (“SMA”) in laminates for $1,000, which has been recorded in litigation and insurance settlements on the Consolidated Statements of Operations. The settlement resulted in the dismissal of the patent infringement lawsuit that Isola filed against Park, Nelco and Neltec. Park, Nelco and Neltec agreed to refrain from challenging the validity or enforceability of any of Isola’s SMA patents. In the settlement, neither party admitted any liability or wrongdoing.

Environmental Contingencies

The Company and certain of its subsidiaries have been named by the Environmental Protection Agency (the "EPA") or a comparable state agency under the Comprehensive Environmental Response, Compensation and Liability Act (the "Superfund Act") or similar state law as potentially responsible parties in connection with alleged releases of hazardous substances at four sites. In addition, a subsidiary of the Company has received a cost recovery claim under a state law similar to the Superfund Act from a private party involving one other site.

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

The total costs incurred by the Company and its subsidiaries in connection with these sites, including legal fees incurred by the Company and its subsidiaries and their assessed share of remediation costs and excluding amounts expected to be reimbursed by insurance carriers, were approximately $8, $56 and $127 in the 2014, 2013 and 2012 fiscal years, respectively. The Company had no recorded liabilities for environmental matters for the 2014 and 2013 fiscal years.

Such recorded liabilities do not include environmental liabilities and related legal expenses for which the Company believes that it and its subsidiaries have general liability insurance coverage for the years during which the Company's subsidiaries' waste was disposed at three sites for which certain subsidiaries of the Company have been named as potentially responsible parties. Pursuant to such general liability insurance coverage, two insurance carriers have been paying 100% of the legal defense and remediation costs associated with such three sites since 1985. In the 2012 fiscal year fourth quarter, one of such insurance carriers, which had been paying 45% of such legal defense and remediation costs, indicated that it no longer agreed to such percentage. As a result, the Company commenced litigation against such insurance carriers and a third insurance carrier. The three insurance carriers have filed answers to the lawsuit, and one has asserted counter claims against the Company. The insurance carriers and the Company are engaged in discussions to settle this matter. The Company does not expect any such settlement to have a material adverse effect on the Company’s results of operations, cash flows or financial position.

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

The Company is a global advanced materials company which develops, manufactures, markets and sells high technology digital and RF/microwave printed circuit materials principally for the telecommunications and internet infrastructure and high-end computing markets and advanced composite materials, parts and assemblies for the aerospace markets. The Company’s products are sold to customers in North America, Asia and Europe. The Company’s manufacturing facilities are located in Singapore, France, Kansas, Arizona and California. The Company operates as a single operating segment, which is advanced materials for the electronics and aerospace markets, with common management and identical or very similar economic characteristics, products, raw materials, manufacturing processes and equipment, customers and markets, marketing, sales and distribution methods and regulatory environments. The chief operating decision maker reviews financial information on a consolidated basis.

Sales are attributed to geographic region based upon the region in which the materials were delivered to the customer. Sales between geographic regions were not significant.

Financial information regarding the Company’s operations by geographic region is as follows:

	Fiscal Year
	2014	2013	2012

Sales:
United States	$80,880	$79,336	$83,877
Asia (China, South Korea and all other)	71,853	78,559	82,325
All other	13,031	18,521	27,052
Total sales	165,764	176,416	193,254

Long-lived assets:
United States	26,899	34,555	35,419
Asia	13,557	14,102	18,584
Europe	397	327	395
Total long-lived assets	$40,853	$48,984	$54,398

15.	Customer and Supplier Concentrations

Customers – Sales to TTM Technologies Inc. were 15.8%, 16.1% and 15.7% of the Company's total worldwide sales for the 2014, 2013 and 2012 fiscal years, respectively. Sales to Sanmina-SCI Corporation were 10.1% and 11.5% of the Company's total worldwide sales for the 2013 and 2012 fiscal years, respectively. Sales to subsidiaries of Flextronics International, Ltd. were 10.0%, of the Company’s total worldwide sales for the 2012 fiscal year.

While no other customer accounted for 10% or more of the Company's total worldwide sales in the 2014, 2013 or 2012 fiscal years, the loss of a major printed circuit materials customer or of a group of customers could have a material adverse effect on the Company's business or consolidated results of operations or financial position.

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

Recently Adopted

In February 2013, the FASB issued authoritative guidance that requires disclosure of amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about such amounts. The Company adopted this guidance effective March 4, 2013, the first day of the Company’s 2014 fiscal year, and the adoption of this guidance did not impact the Company’s results of operations, cash flows or financial condition.

Recently Issued

In March 2013, the FASB issued authoritative guidance which states that when a parent sells an investment in a foreign entity and ceases to have a controlling interest in that foreign entity, or when a foreign subsidiary disposes of substantially all of its assets, or when a parent acquires control of a foreign entity in which the parent held an equity interest before the acquisition date, the cumulative translation adjustment should be released into net income. This guidance is effective prospectively for fiscal years (and interim reporting periods within those fiscal years) beginning after December 15, 2013, with early adoption permitted, which is the first quarter of the Company’s 2015 fiscal year. The Company does not expect that the adoption of this guidance will have a material impact on the Company’s results of operations, cash flows or financial condition.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

Selected Quarterly Financial Data (Unaudited)

(Amounts in thousands, except per share amounts)

	Quarter
	First	Second	Third	Fourth
Fiscal 2014:
Net sales	$43,438	$44,497	$39,678	$38,151
Gross profit	12,991	13,621	11,038	10,450
Net Earnings (Loss)	4,929	8,045	4,721	(60,024)
Basic net earnings (loss) per share	$0.24	$0.39	$0.23	$(2.88)
Diluted net earnings (loss) per share	$0.24	$0.39	$0.23	$(2.88)
Weighted average common shares outstanding:
Basic	20,828	20,836	20,857	20,873
Diluted	20,844	20,852	20,917	20,873

Fiscal 2013:
Net sales	$46,046	$46,430	$41,265	$42,675
Gross profit	12,976	13,199	12,540	11,835
Net Earnings	4,933	3,246	4,710	4,072
Basic net earnings per share	$0.24	$0.16	$0.23	$0.20
Diluted net earnings per share	$0.24	$0.16	$0.23	$0.20
Weighted average common shares outstanding:
Basic	20,796	20,800	20,801	20,806
Diluted	20,849	20,819	20,803	20,822

Earnings per share are computed separately for each quarter. Therefore, the sum of such quarterly per share amounts may differ from the total for each year.

During the fourth quarter of the 2014 fiscal year, the Company provided for U.S. deferred income taxes in the amount of $63,958 on the undistributed earnings of the Company’s subsidiary in Singapore. See Note 4 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report

During the fourth quarter of the 2014 fiscal year, the Company’s Board of Directors approved a reduction of $2.50 per share in the exercise price of all outstanding stock options as a result of the special cash dividend of $2.50 per share paid by the Company in February 2014. The reduction in the exercise price was treated as a modification of the stock options for accounting purposes. The modification, based on the fair value of the options both immediately before and after the modification, resulted in a total of incremental compensation expense of $731 during the fourth quarter of the 2014 fiscal year, which was recorded in selling, general and administrative expenses.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.     CONTROLS AND PROCEDURES.

(a)     Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 2, 2014, the end of the fiscal year covered by this annual report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such fiscal year, due to the material weakness in internal control over financial reporting described below, the Company's disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

A “material weakness” in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected in a timely basis by the company’s internal controls.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 2, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992 Internal Control–Integrated Framework. Based on adjustments identified in the accounting for complex and non-routine transactions, management concluded that the Company did not have adequate policies and procedures in place to ensure the timely, effective review of such transactions. Therefore, there was a material weakness in the design and operating effectiveness of the internal control over these complex and non-routine transactions. Management concluded that the Company’s internal control over financial reporting was not effective as of March 2, 2014.  Notwithstanding the existence of the material weakness,  management has concluded that the consolidated financial statements in this report present fairly, in all material respects, the Company's financial position and the results of our operations and cash flows as of the dates and for the periods presented, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

(c)     Attestation Report of the Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Park Electrochemical Corp.

We have audited the internal control over financial reporting of Park Electrochemical Corp. (a New York corporation) and subsidiaries (the “Company”) as of March 2, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management disclosed that a material weakness in internal control exists relating to its process and procedures over complex and non-routine transactions to ensure their timely and effective review.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 2, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended March 2, 2014. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our report dated May 16, 2014, which expressed an unqualified opinion on those financial statements.

/s/GRANT THORNTON LLP

New York, New York

May 16, 2014

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

The information called for by this item (except for information as to the Company's executive officers, which information appears elsewhere in this Report) is incorporated by reference to the Company's definitive proxy statement for the 2014 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION.

The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2014 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2014 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2014 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

This information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2014 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Page

(a)	Documents filed as a part of this Report

(1)	Financial Statements:

	The following Consolidated Financial Statements of the Company are included in Part II, Item 8:

	Report of Independent Registered Public Accounting Firm	41

	Balance Sheets	42

	Statements of Operations	43

	Statements of Comprehensive (Loss) Earnings	44

	Statements of Shareholders' Equity	45

	Statements of Cash Flows	46

	Notes to Consolidated Financial Statements (1-16)	47

(2)	Financial Statement Schedules:

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

Date: May 16, 2014	PARK ELECTROCHEMICAL CORP.

	By:	/s/ Brian E. Shore
Brian E. Shore
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian E. Shore	Chairman of the Board, President and Chief Executive Officer and Director (principal
Brian E. Shore	executive officer)	May 16, 2014

/s/ P. Matthew Farabaugh	Vice President and Chief Financial Officer (principal financial officer and principal
P. Matthew Farabaugh	accounting officer)	May 16, 2014

/s/ Dale Blanchfield	Director	May 16, 2014
Dale Blanchfield

/s/ Emily J. Groehl	Director	May 16, 2014
Emily J. Groehl

/s/ Peter Maurer	Director	May 16, 2014
Peter Maurer

/s/ Steven T. Warshaw	Director	May 16, 2014
Steven T. Warshaw

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Column C
Column A	Column B	Additions		Column D	Column E

Description	Balance at Beginning of Period	Costs and Expenses	Other	Reductions	Balance at End of Period
DEFERRED INCOME TAX ASSET VALUATION ALLOWANCE:
52 weeks ended March 2, 2014	$12,465,000	$330,000	$-	$(854,000)	$11,941,000
53 weeks ended March 3, 2013	$11,661,000	$804,000	$-	$-	$12,465,000
52 weeks ended February 26, 2012	$10,877,000	$784,000	$-	$-	$11,661,000

			Column D
Column A	Column B	Column C	Other		Column E

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Accounts Written Off (A)	Translation Adjustment	Balance at End of Period
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
52 weeks ended March 2, 2014	$423,000	$(7,000)	$-	$-	$416,000
53 weeks ended March 3, 2013	$598,000	$(135,000)	$(40,000)	$-	$423,000
52 weeks ended February 26, 2012	$599,000	$(1,000)	$-	$-	$598,000

(A) Uncollectible amounts, net of recoveries

EXHIBIT INDEX

Exhibit Numbers	Description

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

Exhibit Numbers	Description
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

Exhibit Numbers	Description
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

Exhibit Numbers	Description
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

10.8	Amended and Restated Credit Agreement by and among Park Electrochemical Corp., as Borrower, the Guarantors party thereto, and PNC Bank, National Association, as Lender, dated as of February 12, 2014

14.1

Code of Ethics for Chief Executive Officer and Senior Financial Officers adopted on May 6, 2004 (Reference is made to Exhibit 14.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004, Commission File No. 1-4415, which is incorporated herein by reference.)

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP)

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended March 2, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 2, 2014 and March 3, 2013, (ii) Consolidated Statements of Operations for the years ended March 2, 2014, March 3, 2013 and February 26, 2012 (iii) Consolidated Statements of Comprehensive (Loss) Earnings for the years ended March 2, 2014, March 3, 2013 and February 26, 2012, (iv) Consolidated Statements of Shareholders’ Equity for the years ended March 2, 2014, March 3, 2013 and February 26, 2012, and (iv) Consolidated Statements of Cash Flows for the years ended March 2, 2014, March 3, 2013 and February 26, 2012 *+

* Filed electronically herewith.
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