Form 10-Q
period 2014-06-01
PARK ELECTROCHEMICAL CORP
filed 2014-07-11
CIK 76267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 1, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,926,992 as of July 7, 2014.

 PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item I.     Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	June 1, 2014 (Unaudited)	March 2, 2014*

ASSETS
Current assets:
Cash and cash equivalents	$135,096	$133,150
Marketable securities (Note 3)	142,145	137,206
Accounts receivable, less allowance for doubtful accounts of $443 and $416, respectively	28,451	22,881
Inventories (Note 4)	15,077	13,871
Prepaid expenses and other current assets	3,698	4,132
Total current assets	324,467	311,240

Property, plant and equipment, net	28,796	29,674
Goodwill and other intangible assets	9,847	9,847
Restricted cash (Note 5)	25,000	25,000
Other assets	1,376	1,332
Total assets	$389,486	$377,093

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt (Note 5)	$12,500	$10,000
Accounts payable	9,300	6,109
Accrued liabilities (Note 6)	6,298	5,139
Income taxes payable	4,599	2,995
Total current liabilities	32,697	24,243

Long-term debt (Note 5)	91,500	94,000
Deferred income taxes	58,123	58,124
Other liabilities	183	183
Total liabilities	182,503	176,550

Commitments and contingencies (Note 11)

Shareholders' equity:
Common stock	2,088	2,088
Additional paid in capital	162,054	161,677
Retained earnings	41,779	35,651
Accumulated other comprehensive income	1,156	1,221
	207,077	200,637
Less treasury stock, at cost	(94)	(94)
Total shareholders' equity	206,983	200,543
Total liabilities and shareholders' equity	$389,486	$377,093

*The balance sheet at March 2, 2014 has been derived from the audited financial statements at that date.

See accompanying Notes to the Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	13 Weeks Ended (Unaudited)
	June 1,	June 2,
	2014	2013

Net sales	$48,817	$43,438
Cost of sales	31,888	30,447
Gross profit	16,929	12,991
Selling, general and administrative expenses	6,596	6,556
Restructuring charges (Note 6)	267	200
Earnings from operations	10,066	6,235
Interest expense (Note 5)	353	167
Interest income	147	64
Earnings before income taxes	9,860	6,132
Income tax provision (Note 9)	1,644	1,203
Net earnings	$8,216	$4,929

Earnings per share (Note 7):
Basic earnings per share	$0.39	$0.24
Basic weighted average shares	20,880	20,828

Diluted earnings per share	$0.39	$0.24
Diluted weighted average shares	20,988	20,844

Dividends declared per share	$0.10	$0.10

See accompanying Notes to the Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts in thousands)

	13 Weeks Ended (Unaudited)
	June 1,	June 2,
	2014	2013

Net earnings	$8,216	$4,929
Other comprehensive earnings, net of tax:
Foreign currency translation	(94)	336
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	32	30
Less: reclassification adjustment for gains included in net earnings	-	(1)
Unrealized losses on marketable securities:
Unrealized holding losses arising during the period	(3)	-
Other comprehensive (loss) earnings	(65)	365
Total comprehensive earnings	$8,151	$5,294

See accompanying Notes to the Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	13 Weeks Ended (Unaudited)
	June 1,	June 2,
	2014	2013
Cash flows from operating activities:
Net earnings	$8,216	$4,929
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	898	968
Stock-based compensation	301	271
Amortization of bond premium	316	409
Changes in operating assets and liabilities	(392)	(208)
Net cash provided by operating activities	9,339	6,369

Cash flows from investing activities:
Purchase of property, plant and equipment	(53)	(464)
Purchases of marketable securities	(37,146)	(47,479)
Proceeds from sales and maturities of marketable securities	31,936	46,066
Net cash used in investing activities	(5,263)	(1,877)

Cash flows from financing activities:
Dividends paid	(2,088)	(2,083)
Proceeds from exercise of stock options	76	48
Net cash used in financing activities	(2,012)	(2,035)

Change in cash and cash equivalents before effect of exchange rate changes	2,064	2,457
Effect of exchange rate changes on cash and cash equivalents	(118)	509
Change in cash and cash equivalents	1,946	2,966
Cash and cash equivalents, beginning of period	133,150	186,117
Cash and cash equivalents, end of period	$135,096	$189,083

Supplemental cash flow information:
Cash paid during the period for income taxes	$-	$2
Cash paid during the period for interest	$222	$121

See accompanying Notes to the Consolidated Financial Statements (Unaudited).

 PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except per share amounts)

1.	CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of June 1, 2014 and the consolidated statements of operations, the consolidated statements of comprehensive earnings and the condensed consolidated statements of cash flows for the 13 weeks ended June 1, 2014 and June 2, 2013 have been prepared by Park Electrochemical Corp. (the “Company”), without audit. In the opinion of management, these unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 1, 2014 and the results of operations and cash flows for all periods presented. The consolidated statements of operations are not necessarily indicative of the results to be expected for the full fiscal year or any subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 2, 2014. There have been no significant changes to such accounting policies during the 13 weeks ended June 1, 2014.

Certain reclassifications have been made to the prior period’s consolidated statement of comprehensive earnings to conform to the current period’s presentation.

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

The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying value due to their short-term nature. Due to the variable interest rates periodically adjusting with the current LIBOR, the carrying value of outstanding borrowings under the Company’s long-term debt approximates its fair value. (See Note 5). Certain assets and liabilities of the Company are required to be recorded at fair value on either a recurring or non-recurring basis. On a recurring basis, the Company records its marketable securities at fair value using Level 1 or Level 2 inputs. (See Note 3).

The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and any assets and liabilities acquired in a business combination at acquisition date or any long-lived assets written down to fair value. The Company tests for impairment of such assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To measure fair value of such assets, the Company uses Level 3 inputs consisting of techniques including an income approach and a market approach. The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the discounted cash flow analysis require the exercise of significant judgment, including judgment about appropriate discount rates and terminal value, growth rates and the amount and timing of expected future cash flows. With respect to goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying value. If, based on that assessment, the Company believes it is more likely than not that the fair value is less than its carrying value, a two-step goodwill impairment test is performed. There have been no changes in events or circumstances which required impairment charges to be recorded during the 13 weeks ended June 1, 2014.

3.	MARKETABLE SECURITIES

All marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, included in comprehensive earnings. Realized gains and losses, amortization of premiums and discounts, and interest and dividend income are included in interest income in the Consolidated Statements of Operations. The costs of securities sold are based on the specific identification method.

The following is a summary of available-for-sale securities:

	June 1, 2014
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$110,873	$110,873	$-	$-
U.S. corporate debt securities	31,272	13,970	17,302	-
Total marketable securities	$142,145	$124,843	$17,302	$-

	March 2, 2014
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$112,793	$112,793	$-	$-
U.S. corporate debt securities	24,413	17,329	7,084	-
Total marketable securities	$137,206	$130,122	$7,084	$-

At June 1, 2014 and March 2, 2014, the Company’s level 2 investments consisted of commercial paper which was not traded on a regular basis or in an active market, and the Company was unable to obtain pricing information on an ongoing basis. Therefore, these investments were measured using quoted market prices for similar assets currently trading in an active market or using model-derived valuations in which all significant inputs are observable for substantially the full term of the asset.

The following tables show the amortized cost basis of, and gross unrealized gains and losses and gross realized gains and losses on, the Company’s available-for-sale securities:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses
June 1, 2014:
U.S. Treasury and other government securities	$110,627	$249	$3
U.S. corporate debt securities	31,261	13	2
Total marketable securities	$141,888	$262	$5

March 2, 2014:
U.S. Treasury and other government securities	$112,593	$200	$-
U.S. corporate debt securities	24,401	13	1
Total marketable securities	$136,994	$213	$1

	13 Weeks Ended
	June 1, 2014	June 2, 2013

Gross realized gains on sale	$-	$3

Gross realized losses on sale	$-	$-

The estimated fair values of such securities at June 1, 2014, by contractual maturity, are shown below:

Due in one year or less	$57,552
Due after one year through five years	84,593
$142,145

4.	INVENTORIES

 Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

	June 1,	March 2,
	2014	2014

Inventories:
Raw materials	$6,983	$7,253
Work-in-process	3,433	3,097
Finished goods	4,421	3,223
Manufacturing supplies	240	298
	$15,077	$13,871

5.	LONG-TERM DEBT

On January 30, 2013, the Company entered into a five-year revolving credit facility agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC Bank”). The Credit Agreement provided for loans up to $52,000 (the “Facility”) to the Company and letters of credit up to $2,000 for the account of the Company. The Company borrowed $52,000 to finance a special dividend paid to shareholders of the Company in the 2013 fiscal year fourth quarter.

On February 12, 2014, the Company entered into a four-year amended and restated revolving credit facility agreement (the “Amended Credit Agreement”) with PNC Bank. The Amended Credit Agreement provides for loans up to $104,000 (the “Amended Facility”) to the Company and letters of credit up to $2,000 for the account of the Company. Through June 1, 2014, the Company has borrowed $52,000 to finance a special dividend paid to shareholders of the Company in the 2014 fiscal year fourth quarter and an additional $52,000 to continue the loan that was provided under the Credit Agreement, and PNC Bank has issued two standby letters of credit for the account of the Company in the total amount of $1,100 to secure the Company’s obligations under its workers’ compensation insurance program. The $104,000 outstanding borrowing under the Amended Credit Agreement is payable as follows: $10,000 due on February 12, 2015 followed by four quarterly installments of $2,500 and then eight quarterly installments of $3,750 with the remaining amount outstanding under the Amended Credit Agreement payable on February 12, 2018.

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

The Amended Credit Agreement also contains certain customary affirmative and negative covenants and customary financial covenants that require the Company to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 at the end of each fiscal quarter and not to exceed a maximum funded debt ratio, which decreases periodically, of (a) 3.75 to 1.00 through February 28, 2015, (b) 3.50 to 1.00 for the period March 1, 2015 through February 27, 2016, (c) 3.00 to 1.00 for the period February 28, 2016 through February 25, 2017, and (d) 2.25 to 1.00 for all periods thereafter. In addition, the Company must maintain minimum domestic liquid assets of $25,000 in cash and marketable securities and a quick ratio (as defined in the Amended Credit Agreement). On July 10, 2014, the Company and PNC Bank entered into an Amendment to the Amended Credit Agreement that modified the quick ratio, which, as modified, ranges from 8.50 to 1.00 to 8.00 to 1.00 through November 27, 2016 and is 3.25 to 1.00 for all periods thereafter. As of June 1, 2014, the Company was in compliance with these financial covenants. The dividend covenant permits the Company to pay regular quarterly dividends in amounts not exceeding $0.10 per share and an annual special dividend to shareholders in amounts ranging from $1.00 to $2.50 with prior written notification to PNC Bank. The Company’s obligations under the Amended Credit Agreement are guaranteed by its Nelco Products, Inc., Neltec, Inc. and Park Aerospace Technologies Corp. subsidiaries and secured by a pledge of 65% of the capital stock of the Company’s Nelco Products Pte. Ltd. subsidiary in Singapore. The minimum domestic liquid assets of $25,000 are reflected as restricted cash on the Condensed Consolidated Balance Sheets.

The Amended Facility is available to (i) refinance the Credit Agreement, (ii) support working capital and general corporate needs, including the issuance of letters of credit, (iii) fund special distributions to the Company’s shareholders permitted under the Amended Facility, and (iv) finance ongoing capital expenditures and acquisitions. At June 1, 2014, $104,000 of indebtedness was outstanding under the Amended Credit Agreement with an interest rate of 1.29%. Interest expense recorded under the Facility and Amended Facility was approximately $353 and $167 during the 13 weeks ended June 1, 2014 and June 2, 2013, respectively, which is included in interest expense on the Consolidated Statements of Operations.

6.	RESTRUCTURING CHARGES

During the 2013 fiscal year, the Company recorded restructuring charges of $2,730 related to the closure of the Company’s Nelco Technology (Zhuhai FTZ) Ltd. business unit located in Zhuhai, China. The charges included a non-cash asset impairment charge of $3,620 related to property, plant and equipment and were net of the recapture of a non-cash cumulative currency translation adjustment of $1,465. The reclassification of the non-cash cumulative currency translation adjustment was included in foreign currency translation changes in the Consolidated Statements of Comprehensive Earnings. The Company has a building with a carrying value of $1,996 as of June 1, 2014, which is held for sale at its Nelco Technology (Zhuhai FTZ) Ltd. business unit. The Company ceased depreciating this building during the 2013 fiscal year second quarter and expects to sell the building in the 2015 fiscal year. During the 13 weeks ended June 1, 2014, the Company recorded $106 of additional pre-tax charges related to such closure and expects to record no significant additional charges in connection with such closure.

The Company recorded additional restructuring charges of $161 during the 13 weeks ended June 1, 2014 related to the closure of the Company’s New England Laminates Co., Inc. business unit located in Newburgh, New York. The New England Laminates Co., Inc. building in Newburgh, New York is held for sale. In the 2004 fiscal year, the Company reduced the book value of the building to zero, and the Company intends to sell it during the 2015 fiscal year.

7.	EARNINGS PER SHARE

Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing net earnings by the sum of (a) the weighted average number of shares of common stock outstanding during the period and (b) the potentially dilutive securities outstanding during the period. Stock options are the only potentially dilutive securities; and the number of dilutive options is computed using the treasury stock method.

The following table sets forth the calculation of basic and diluted earnings per share:

	13 Weeks Ended
	June 1, 2014	June 2, 2013

Net earnings	$8,216	$4,929

Weighted average common shares outstanding for basic EPS	20,880	20,828
Net effect of dilutive options	108	16
Weighted average shares outstanding for diluted EPS	20,988	20,844

Basic earnings per share	$0.39	$0.24

Diluted earnings per share	$0.39	$0.24

Potentially dilutive securities, which were not included in the computation of diluted earnings per share because either the effect would have been anti-dilutive or the options’ exercise prices were greater than the average market price of the common stock, were approximately 24 and 720 for the 13 weeks ended June 1, 2014 and June 2, 2013, respectively.

8.	SHAREHOLDERS’ EQUITY

During the 13 weeks ended June 1, 2014, the Company issued 3 shares pursuant to the exercises of stock options and received proceeds from such exercises of $76 and recognized stock-based compensation expense of $301. These transactions resulted in a $377 increase in additional paid-in capital during the period.

9.	INCOME TAXES

The Company’s effective tax rates for the 13 weeks ended June 1, 2014 and June 2, 2013 were 16.7% and 19.6%, respectively. The lower effective tax rate for the 13 weeks ended June 1, 2014 was primarily due to higher portions of taxable income in jurisdictions with lower effective income tax rates.

The Company continuously evaluates the liquidity and capital requirements of its operations in the United States and of its foreign subsidiaries. As a result of such evaluation, the Company recorded a non-cash charge for the accrual of U.S. deferred income taxes in the amount of $63,958 on undistributed earnings of the Company’s subsidiary in Singapore during the fourth quarter of the 2014 fiscal year.

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

Financial information regarding the Company’s operations by geographic region is as follows:

	13 Weeks Ended
	June 1, 2014	June 2, 2013

Sales:

North America	$21,295	$20,733
Asia	24,497	18,681
Europe	3,025	4,024
Total sales	48,817	43,438

	June 1, 2014	March 2, 2014
Long-lived assets:

North America	26,415	26,899
Asia	13,336	13,557
Europe	268	397
Total long-lived assets	$40,019	$40,853

11.	CONTINGENCIES

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

The total costs incurred by the Company and its subsidiaries in connection with these sites, including legal fees incurred by the Company and its subsidiaries and their assessed share of remediation costs and excluding amounts paid or reimbursed by insurance carriers, were approximately $7 and $21 in the 13 weeks ended June 1, 2014 and June 2, 2013, respectively. The Company had no recorded liabilities for environmental matters at June 1, 2014 or March 2, 2014.

The Company does not record environmental liabilities and related legal expenses for which the Company believes that it and its subsidiaries have general liability insurance coverage for the years during which the Company's subsidiaries' waste was disposed at three sites for which certain subsidiaries of the Company have been named as potentially responsible parties. Pursuant to such general liability insurance coverage, two insurance carriers have been paying 100% of the legal defense and remediation costs associated with such three sites since 1985. In the 2012 fiscal year fourth quarter, one of such insurance carriers, which had been paying 45% of such legal defense and remediation costs, indicated that it no longer agreed to such percentage. As a result, the Company commenced litigation against such insurance carriers and a third insurance carrier. The three insurance carriers have filed answers to the lawsuit, and one has asserted counterclaims against the Company. The insurance carriers and the Company are engaged in discussions to settle this matter. The Company does not expect any such settlement to have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial position.

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

12.	ACCOUNTING PRONOUNCEMENTS

Recently Adopted

In March 2013, the FASB issued authoritative guidance which states that when a parent sells an investment in a foreign entity and ceases to have a controlling interest in that foreign entity, or when a foreign subsidiary disposes of substantially all of its assets, or when a parent acquires control of a foreign entity in which the parent held an equity interest before the acquisition date, the cumulative translation adjustment should be released into net earnings. The Company adopted this guidance effective March 3, 2014, the first day of the Company’s 2015 fiscal year, and the adoption of this guidance did not impact the Company’s consolidated results of operations, cash flows or financial position.

Recently Issued

In May 2014, the FASB issued authoritative guidance on the recognition of revenue from customers. Under this guidance, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. This guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2016. The Company is currently evaluating the impact this guidance will have on its consolidated financial position, results of operations, cash flows and disclosures and is currently unable to estimate the impact of this guidance.

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

Financial Overview

The Company's total net sales worldwide in the 13 weeks ended June 1, 2014 were 12% higher than in last year's comparable period principally as a result of higher sales of the Company’s aerospace composite materials, parts and assemblies and higher sales of printed circuit materials products in Asia. The Company’s total net sales worldwide were higher in the 13 weeks ended June 1, 2014 than in any of the Company’s preceding quarters since the 13 weeks ended August 28, 2011.

The Company’s gross profit margin, measured as a percentage of sales, increased to 34.7% in the 2015 fiscal year first quarter from 29.9% in the 2014 fiscal year first quarter as a result of higher sales of its printed circuit materials products in Asia and higher sales of its aerospace products and the improved operating performance of the Company’s Park Aerospace Technologies Corp. (“PATC”) business unit in Newton, Kansas. The increase in the gross profit margin was also attributable to the benefits from the higher percentage of sales of higher margin, high performance printed circuit materials products in the 2015 fiscal year first quarter than in the 2014 fiscal year first quarter, and the growing percentage of sales of the more technically advanced high performance products. The Company’s gross profit margin worldwide was higher in the 13 weeks ended June 1, 2014 than in any of the Company’s preceding quarters since the 13 weeks ended February 28, 2010.

The Company’s earnings from operations and net earnings were 61% and 67% higher, respectively, in the 2015 fiscal year first quarter than in last year’s comparable quarter, primarily as a result of higher sales and the margin improvement described above. Earnings from operations in the 13 weeks ended June 1, 2014 included pre-tax restructuring charges of $267,000 related to the closures of the Nelco Technology (Zhuhai FTZ) Ltd. (“Nelco Zhuhai”) facility located in the Free Trade Zone in Zhuhai, China and the New England Laminates Co., Inc. business unit located in Newburgh, New York and a pre-tax charge of $260,000, included in selling, general and administrative expenses, for additional fees incurred in connection with the 2014 fiscal year-end audit, compared to a pre-tax restructuring charge of $200,000 related to the closure of the Nelco Zhuhai facility in the 13 weeks ended June 2, 2013.

The global markets for the Company’s printed circuit materials products continue to be very difficult to forecast, and it is not clear to the Company what the condition of the global markets for its printed circuit materials products will be in the 2015 fiscal year second quarter or beyond. Further, the Company is not able to predict the impact the current global economic and financial conditions will have on the markets for its aerospace composite materials, parts and assemblies products in the 2015 fiscal year second quarter or beyond.

Results of Operations:

13 Weeks Ended June 1, 2014 Compared with 13 Weeks Ended June 2, 2013

	13 Weeks Ended
	June 1,	June 2,
(amounts in thousands, except per share amounts)	2014	2013	Increase

Net sales	$48,817	$43,438	$5,379	12%
Cost of sales	31,888	30,447	1,441	5%
Gross profit	16,929	12,991	3,938	30%
Selling, general and administrative expenses	6,596	6,556	40	1%
Restructuring charges	267	200	67	34%
Earnings from operations	10,066	6,235	3,831	61%
Interest expense	353	167	186	111%
Interest income	147	64	83	130%
Earnings before income taxes	9,860	6,132	3,728	61%
Income tax provision	1,644	1,203	441	37%
Net earnings	$8,216	$4,929	$3,287	67%

Earnings per share:
Basic earnings per share	$0.39	$0.24	$0.15	63%

Diluted earnings per share	$0.39	$0.24	$0.15	63%

Net Sales

The Company’s total net sales worldwide in the 13 weeks ended June 1, 2014 increased 12% to $48.8 million from $43.4 million in the 13 weeks ended June 2, 2013 primarily as a result of higher sales of the Company’s aerospace composite materials, parts and assemblies and higher sales of printed circuit materials products in Asia.

The Company’s total net sales of its printed circuit materials products were $39.8 million in the 13 weeks ended June 1, 2014, or 82% of the Company’s total net sales worldwide in such period, compared to $36.7 million in the 13 weeks ended June 2, 2013, or 85% of the Company’s total net sales worldwide in such period. The Company’s total net sales of its aerospace composite materials, parts and assemblies products were $9.0 million in the 13 weeks ended June 1, 2014, or 18% of the Company’s total net sales worldwide in such period, compared to $6.7 million in the 13 weeks ended June 2, 2013, or 15% of the Company’s total net sales worldwide in such period.

The Company's foreign sales were $27.5 million, or 56% of the Company's total net sales worldwide, during the 13 weeks ended June 1, 2014 compared with $22.7 million of sales, or 52% of total net sales worldwide, during last fiscal year's comparable period. The Company's foreign sales during the 2015 fiscal year first quarter increased by 21% from the 2014 fiscal year comparable period as the result of higher sales in Asia.

For the 13 weeks ended June 1, 2014, the Company’s sales in North America, Asia and Europe were 44%, 50% and 6%, respectively, of the Company’s total net sales worldwide compared to 48%, 43% and 9%, respectively, for the 13 weeks ended June 2, 2013. The Company’s sales in North America increased 3%, its sales in Asia increased 31% and its sales in Europe decreased 25% in the 13 weeks ended June 1, 2014 compared to the 13 weeks ended June 2, 2013.

During the 13 weeks ended June 1, 2014, the Company’s total net sales worldwide of high performance printed circuit materials were 93% of the Company’s total net sales worldwide of printed circuit materials, compared to 86% in the 13 weeks ended June 2, 2013.

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

Gross Profit

The Company’s gross profit in the 13 weeks ended June 1, 2014 was higher than the gross profit in the prior year’s comparable period and the gross profit as a percentage of sales for the Company’s worldwide operations in the 13 weeks ended June 1, 2014 improved to 34.7% from 29.9% in the 13 weeks ended June 2, 2013. The gross profit margin in the 13 weeks ended June 1, 2014 benefitted from higher sales of the Company's printed circuit materials products in Asia and higher sales of its aerospace products, the improved operating performance of the Company’s PATC business unit and the partially fixed nature of certain cost of sales. The increase in the gross profit margin was also attributable to the benefits from the higher percentage of sales of higher margin, high performance printed circuit materials products in the 2015 fiscal year first quarter than in the 2014 fiscal year first quarter, and the growing percentage of sales of the more technically advanced high performance products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $6.6 million remained relatively flat during the 13 weeks ended June 1, 2014 compared with last fiscal year's comparable period, and these expenses, measured as a percentage of sales, were 13.5% during the 13 weeks ended June 1, 2014 compared with 15.1% during last fiscal year's comparable period. The decrease in selling, general and administrative expenses as a percentage of sales is primarily related to the increase in sales discussed above and the partially fixed nature of such expenses. Selling, general and administrative expenses included additional fees of $260,000 incurred in connection with the 2014 fiscal year-end audit and stock option expense of $301,000 for the 13 weeks ended June 1, 2014 compared to stock option expense of $271,000 for the 13 weeks ended June 2, 2013.

Restructuring Charges

In the 13 weeks ended June 1, 2014, the Company recorded pre-tax restructuring charges of $267,000 in connection with the closure of its facilities located in Zhuhai, China and Newburgh, NY, compared to $200,000 for the 13 weeks ended June 2, 2013 in connection with the closure of its facility located in Zhuhai, China.

Earnings from Operations

For the reasons set forth above, the Company's earnings from operations were $10.1 million for the 13 weeks ended June 1, 2014, which included restructuring charges of $267,000 and the additional fees of $260,000 in connection with the 2014 fiscal year-end audit, compared to $6.2 million for the 13 weeks ended June 2, 2013, which included restructuring charges of $200,000.

Interest Expense

Interest expense in the 13 weeks ended June 1, 2014 related to the Company’s outstanding borrowings under the four-year amended and restated revolving credit facility agreement that the Company entered into with PNC Bank, National Association in the fourth quarter of the 2014 fiscal year. The amended and restated agreement provides for loans of up to $104 million to the Company and letters of credit up to $2 million for the account of the Company and, subject to the terms and conditions of the agreement, an interest rate on the outstanding loan balance of LIBOR plus 1.10%. See “Liquidity and Capital Resources” and Note 5 of the Notes to Consolidated Financial Statements included elsewhere in this Report for additional information.

Interest Income

Interest income was $147 for the 13 weeks ended June 1, 2014 compared to $64 for last fiscal year's comparable period. Interest income increased 130% in the 13 weeks ended June 1, 2014 primarily as a result of a higher weighted average interest rate based on a larger amount of marketable securities held by the Company for the 13 weeks ended June 1, 2014 compared with last fiscal year's comparable period. During the 2015 and 2014 fiscal year periods, the Company earned interest income principally from its investments, which were primarily in short-term instruments and money market funds.

Income Tax Provision

The Company's effective income tax rate for the 13 weeks ended June 1, 2014 was 16.7%, compared to 19.6% for the 13 weeks ended June 2, 2013. The lower effective tax rate in the 13 weeks ended June 1, 2014 was primarily due to higher portions of taxable income in jurisdictions with lower effective income tax rates.

Net Earnings

For the reasons set forth above, the Company's net earnings for the 13 weeks ended June 1, 2014 were $8.2 million, which included restructuring charges of $267,000 and the additional fees of $260,000 in connection with the 2014 fiscal year-end audit, compared to net earnings of $4.9 million for the 13 weeks ended June 2, 2013, which included restructuring charges of $200,000.

Basic and Diluted Earnings Per Share

Basic and diluted earnings per share for the 13 weeks ended June 1, 2014 were $0.39, compared to basic and diluted earnings per share for the 13 weeks ended June 2, 2013 of $0.24, including the restructuring charges discussed above in both 13 week-periods and the additional fees in the 13 weeks ended June 1, 2014 in connection with the 2014 fiscal year-end audit. The net impact of the restructuring charges and additional fees discussed above was to reduce the basic and diluted earnings per share by $0.02 in the 13 weeks ended June 1, 2014 and by $0.01 in the 13 weeks ended June 2, 2013.

Liquidity and Capital Resources:

(amounts in thousands)	June 1,	March 2,
	2014	2014	Increase
Cash and marketable securities	$277,241	$270,356	$6,885
Restricted cash	25,000	25,000	-
Working capital	291,770	286,997	4,773

	13 Weeks Ended
(amounts in thousands)	June 1,	June 2,	Increase /
	2014	2013	(Decrease)
Net cash flows from operating activities	$9,339	$6,369	$2,970
Net cash flows from investing activities	(5,263)	(1,877)	(3,386)
Net cash flows from financing activities	(2,012)	(2,035)	23

Cash and Marketable Securities

Of the $277.2 million of cash and marketable securities at June 1, 2014, approximately $225.2 million was owned by certain of the Company’s wholly owned foreign subsidiaries. In the fourth quarter of 2014, the Company provided a non-cash charge for the accrual of U.S. deferred income taxes in the amount of $64.0 million on undistributed earnings of the Company’s subsidiary in Singapore. The charge included $34.4 million related to the U.S. income tax that would be payable if the Company were to repatriate funds in an after-tax amount necessary to repay the Company’s existing $104.0 million principal amount bank loan from PNC Bank and an additional $29.6 million relating to the remainder of the undistributed earnings of the Company’s subsidiary in Singapore. The Company has no current plan to repatriate the undistributed earnings of its subsidiary in Singapore. The Company believes it has sufficient liquidity in the United States to fund its activities in the United States for the foreseeable future.

The change in cash, marketable securities and restricted cash at June 1, 2014 compared to March 2, 2014 was the result of cash provided by operating activities and a number of additional factors, including the following:

●	accounts receivable were 24% higher at June 1, 2014 than at March 2, 2014 primarily due to the increase in sales;

●	inventories were 9% higher at June 1, 2014 than at March 2, 2014 primarily due to an increase in the quantities of work-in-process and finished goods inventories;

●

prepaid expenses and other current assets were 11% lower at June 1, 2014 than at March 2, 2014 primarily due to a tax refund received during the 13 weeks ended June 1, 2014, partially offset by an increase in prepaid expenses;

●

accounts payable and accrued liabilities increased by 39% at June 1, 2014 compared to March 2, 2014 primarily as a result of higher inventory purchases in the 2015 fiscal year first quarter than in the 2014 fiscal year fourth quarter to sustain the increase in net sales and production volumes; and

●	income taxes payable increased 54% at June 1, 2014 compared to March 2, 2014 primarily as a result of the current period tax provision.

In addition, as described below, the Company paid $2.1 million in cash dividends in both the 2015 fiscal year first quarter and the 2014 fiscal year first quarter.

Working Capital

The increase in working capital at June 1, 2014 compared to March 2, 2014 was due principally to the increases in cash and marketable securities, accounts receivable and inventories partially offset by increases in accounts payable, current portion of long-term debt, income taxes payable and accrued liabilities.

The Company's current ratio (the ratio of current assets to current liabilities) was 9.9 to 1 at June 1, 2014 compared to 12.8 to 1 at March 2, 2014.

Cash Flows

During the 13 weeks ended June 1, 2014, net earnings from the Company's operations, before depreciation and amortization, stock based compensation and amortization of bond premium of $9.7 million reduced by a net increase in working capital items, resulted in $9.3 million of cash provided by operating activities. During the same 13 weeks, the Company expended $53,000 for the purchase of property, plant and equipment, primarily for the purchase of equipment for the Company’s PATC business unit, compared with $464,000 for the 13 weeks ended June 2, 2013, and paid $2.1 million in dividends on its common stock in each of such 13-week periods.

Debt

At June 1, 2014 and March 2, 2014, the Company had $104.0 million of bank debt. In the fourth quarter of 2014, the Company entered into a four-year amended and restated revolving credit facility agreement (the “Amended Credit Agreement”) with PNC Bank, National Association. The Amended Credit Agreement provides for loans up to $104.0 million to the Company and letters of credit up to $2.0 million for the account of the Company, and subject to the terms and conditions of the Amended Credit Agreement, an interest rate on the outstanding loan balance of LIBOR plus 1.10%. Other interest rate options are available to the Company under the Amended Credit Agreement. At the end of 2014, the Company borrowed $104.0 million under the Amended Credit Agreement and used all of such borrowed funds to finance the payment of a special cash dividend of $2.50 per share, totaling $52.2 million, paid to its shareholders on February 25, 2014 and to continue the $52.0 million loan that was provided under the credit facility agreement that the Company entered into with PNC Bank in January 2013 to finance the payment of a special cash dividend of $2.50 per share, totaling $52.0 million, paid to the Company’s shareholders on February 26, 2013. The Amended Credit Agreement entered into in 2014 replaced the credit facility agreement entered into in 2013. The Company incurred $0.3 million of interest expense in the 13 weeks ended June 1, 2014 under the Amended Credit Agreement. The $104.0 million outstanding amount under the Amended Credit Agreement will be paid as follows: $10.0 million due on February 12, 2015 followed by four quarterly installments of $2.5 million and then eight quarterly installments of $3.8 million with the remaining amount outstanding payable on February 12, 2018. The Amended Credit Agreement also contains certain customary affirmative and negative covenants and customary financial covenants, including maintaining minimum domestic liquid assets of $25,000 in cash and marketable securities. See Note 5 of the Notes to Consolidated Financial Statements included elsewhere in this Report.

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

Contractual Obligations:

The Company's contractual obligations and other commercial commitments to make future payments under contracts, such as lease agreements, consist only of (i) operating lease commitments and commitments to purchase raw materials and (ii) the bank debt described above. The Company has no other long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments or contingent commitments, other than two standby letters of credit in the total amount of $1.1 million to secure the Company's obligations under its workers' compensation insurance program.

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

The Company’s critical accounting policies that are important to the Consolidated Financial Statements and that entail, to a significant extent, the use of estimates and assumptions and the application of management’s judgment are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Company’s Annual Report on Form 10-K for the year ended March 2, 2014. There have been no significant changes to such accounting policies during the 2015 fiscal year first quarter.

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

Factors That May Affect Future Results.

Certain portions of this Report which do not relate to historical financial information may be deemed to constitute forward-looking statements that are subject to various factors which could cause actual results to differ materially from Park's expectations or from results which might be projected, forecast, estimated or budgeted by the Company in forward-looking statements. Such factors include, but are not limited to, general conditions in the electronics and aerospace industries, the Company's competitive position, the status of the Company's relationships with its customers, economic conditions in international markets, the cost and availability of raw materials, transportation and utilities, and the various factors set forth in Item 1A “Risk Factors” and under the caption "Factors That May Affect Future Results" after Item 7 of Park's Annual Report on Form 10-K for the fiscal year ended March 2, 2014.

Item 3.         Quantitative and Qualitative Disclosure About Market Risk.

The Company's market risk exposure at June 1, 2014 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended March 2, 2014.

Item 4.         Controls and Procedures.

(a)     Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 1, 2014, the end of the quarterly fiscal period covered by this quarterly report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 1, 2014, due to a material weakness in the Company’s internal control as discussed below, the Company's disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As disclosed in the Company’s Form 10-K for the year ended March 2, 2014, based on adjustments identified in the accounting for complex and non-routine transactions, management concluded that the Company did not have adequate policies and procedures in place to ensure the timely, effective review of such transactions. Therefore, there was a material weakness in the design and operating effectiveness of the internal control over these complex and non-routine transactions, and management concluded that the Company’s internal control over financial reporting was not effective as of March 2, 2014.

Subsequent to June 1, 2014, management implemented a plan to remediate the aforementioned material weakness and submitted the remediation plan to the Audit Committee of the Board of Directors of the Company and to the Company’s current independent registered public accounting firm.  The steps that were implemented based upon the remediation plan included the enhancement of existing controls over the initial and subsequent accounting for certain complex and non-routine transactions, the continued use of third-party advisors and consultants to assist with areas requiring specialized accounting expertise and enhanced management review of complex and non-routine transactions. Management and the Audit Committee believe that the implementation of these new control processes and procedures remediated the material weakness in the Company’s internal control over financial reporting and that, as a result, the Company’s internal control over financial reporting is effective as of the date of this Report.

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

 PART II. OTHER INFORMATION

Item 1.        Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors as previously disclosed in the Company’s Form 10-K Annual Report for the fiscal year ended March 2, 2014.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to shares of the Company's Common Stock acquired by the Company during each month included in the Company’s 2014 fiscal year first quarter ended June 1, 2014.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

March 3 - April 1	0	$-	0

April 2 - May 1	0	-	0

May 2 - June 1	0	-	0

Total	0	$-	0	996,095 (a)

(a)

Aggregate number of shares available to be purchased by the Company pursuant to a share purchase authorization announced on October 18, 2012. Pursuant to such authorization, the Company is authorized to purchase its shares from time to time on the open market or in privately negotiated transactions.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

None.

Item 5.     Other Information.

None.

Item 6.     Exhibits.

10

Amendment to Loan Documents, dated as of July 10, 2014, amending section 8.2.15 of the Amended and Restated Credit Agreement by and among Park Electrochemical Corp., as Borrower, the Guarantors party thereto, and PNC Bank, National Association, as Lender, dated as of February 12, 2014.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 1, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 1, 2014 (unaudited) and March 2, 2014, (ii) Consolidated Statements of Operations for the 13 weeks ended June 1, 2014 and June 2, 2013 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the 13 weeks ended June 1, 2014 and June 2, 2013 (unaudited), and (iv) Condensed Consolidated Statements of Cash Flows for the 13 weeks ended June 1, 2014 and June 2, 2013 (unaudited) * +

* Filed electronically herewith.

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

Park Electrochemical Corp.
(Registrant)

Date: July 11, 2014	/s/ Brian E. Shore
Brian E. Shore
President and Chief Executive Officer
(principal executive officer)

Date: July 11, 2014	/s/ P. Matthew Farabaugh
P. Matthew Farabaugh
Vice President and Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit No.	Name
10

Amendment to Loan Documents, dated as of July 10, 2014, amending section 8.2.15 of the Amended and Restated Credit Agreement by and among Park Electrochemical Corp., as Borrower, the Guarantors party thereto, and PNC Bank, National Association, as Lender, dated as of February 12, 2014.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 1, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 1, 2014 (unaudited) and March 2, 2014, (ii) Consolidated Statements of Operations for the 13 weeks ended June 1, 2014 and June 2, 2013 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the 13 weeks ended June 1, 2014 and June 2, 2013 (unaudited), and (iv) Condensed Consolidated Statements of Cash Flows for the 13 weeks ended June 1, 2014 and June 2, 2013 (unaudited) * +

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