Form 10-Q
period 2014-08-31
PARK ELECTROCHEMICAL CORP
filed 2014-10-09
CIK 76267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,950,442 as of October 6, 2014.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item I.     Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	August 31, 2014 (unaudited)	March 2, 2014*
ASSETS
Current assets:
Cash and cash equivalents	$114,439	$133,150
Marketable securities (Note 3)	170,746	137,206
Accounts receivable, less allowance for doubtful accounts of $409 and $416, respectively	22,869	22,881
Inventories (Note 4)	15,157	13,871
Prepaid expenses and other current assets	4,147	4,132
Total current assets	327,358	311,240

Property, plant and equipment, net	28,129	29,674
Goodwill and other intangible assets	9,847	9,847
Restricted cash (Note 5)	25,000	25,000
Other assets	1,316	1,332
Total assets	$391,650	$377,093

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt (Note 5)	$15,000	$10,000
Accounts payable	7,924	6,109
Accrued liabilities	6,397	5,139
Income taxes payable	3,360	2,995
Total current liabilities	32,681	24,243

Long-term debt (Note 5)	89,000	94,000
Deferred income taxes	58,124	58,124
Other liabilities	183	183
Total liabilities	179,988	176,550

Commitments and contingencies (Note 11)

Shareholders' equity:
Common stock	2,095	2,088
Additional paid-in capital	163,856	161,677
Retained earnings	44,643	35,651
Accumulated other comprehensive income	1,162	1,221
	211,756	200,637
Less treasury stock, at cost	(94)	(94)
Total shareholders' equity	211,662	200,543
Total liabilities and shareholders' equity	$391,650	$377,093

*The balance sheet at March 2, 2014 has been derived from the audited financial statements at that date.

See accompanying Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	13 Weeks Ended (Unaudited)		26 Weeks Ended (Unaudited)
	August 31,	September 1,	August 31,	September 1,
	2014	2013	2014	2013

Net sales	$42,349	$44,497	$91,166	$87,935
Cost of sales	30,178	30,876	62,066	61,323
Gross profit	12,171	13,621	29,100	26,612
Selling, general and administrative expenses	6,252	6,041	12,848	12,597
Restructuring charges (Note 6)	83	119	350	319
Earnings from operations	5,836	7,461	15,902	13,696
Interest expense (Note 5)	360	185	713	356
Interest income	226	77	373	145
Earnings before income taxes	5,702	7,353	15,562	13,485
Income tax provision (benefit) (Note 9)	747	(692)	2,391	511
Net earnings	$4,955	$8,045	$13,171	$12,974

Earnings per share (Note 7):
Basic earnings per share	$0.24	$0.39	$0.63	$0.62
Basic weighted average shares	20,925	20,836	20,902	20,832

Diluted earnings per share	$0.24	$0.39	$0.63	$0.62
Diluted weighted average shares	21,029	20,852	21,008	20,848

Dividends declared per share	$0.10	$0.10	$0.20	$0.20

See accompanying Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts in thousands)

	13 Weeks Ended (Unaudited)		26 Weeks Ended (Unaudited)
	August 31,	September 1,	August 31,	September 1,
	2014	2013	2014	2013

Net earnings	$4,955	$8,045	$13,171	$12,974
Other comprehensive earnings (loss), net of tax:
Foreign currency translation	18	(135)	(76)	201
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	-	4	22	6
Unrealized losses on marketable securities:
Unrealized holding losses arising during the period	(12)	(75)	(5)	(91)
Less: reclassification adjustment for losses included in net earnings	-	1	-	44
Other comprehensive earnings (loss)	6	(205)	(59)	160
Total comprehensive earnings	$4,961	$7,840	$13,112	$13,134

See accompanying Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	26 Weeks Ended (Unaudited)
	August 31,	September 1,
	2014	2013
Cash flows from operating activities:
Net earnings	$13,171	$12,974
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,763	1,963
Stock-based compensation	605	547
Amortization of bond premium	530	680
Changes in operating assets and liabilities	2,081	(3,199)
Net cash provided by operating activities	18,150	12,965

Cash flows from investing activities:
Purchase of property, plant and equipment	(232)	(613)
Purchases of marketable securities	(75,978)	(170,696)
Proceeds from sales and maturities of marketable securities	41,936	85,530
Net cash used in investing activities	(34,274)	(85,779)

Cash flows from financing activities:
Dividends paid	(4,179)	(4,167)
Proceeds from exercise of stock options	1,580	297
Net cash used in financing activities	(2,599)	(3,870)

Change in cash and cash equivalents before effect of exchange rate changes	(18,723)	(76,684)
Effect of exchange rate changes on cash and cash equivalents	12	502
Change in cash and cash equivalents	(18,711)	(76,182)
Cash and cash equivalents, beginning of period	133,150	186,117
Cash and cash equivalents, end of period	$114,439	$109,935

Supplemental cash flow information:
Cash paid during the period for income taxes, net of refunds	$459	$2,265
Cash paid during the period for interest	$692	$364

See accompanying Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except per share amounts)

1.	CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of August 31, 2014, the consolidated statements of operations and the consolidated statements of comprehensive earnings for the 13 weeks and 26 weeks ended August 31, 2014 and September 1, 2013, and the condensed consolidated statements of cash flows for the 26 weeks then ended have been prepared by Park Electrochemical Corp. (the “Company”), without audit. In the opinion of management, these unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at August 31, 2014 and the results of operations and cash flows for all periods presented. The consolidated statements of operations are not necessarily indicative of the results to be expected for the full fiscal year or any subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 2, 2014. There have been no significant changes to such accounting policies during the 26 weeks ended August 31, 2014.

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

The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and any assets and liabilities acquired in a business combination at acquisition date or any long-lived assets written down to fair value. The Company tests for impairment of such assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To measure fair value of such assets, the Company uses Level 3 inputs consisting of techniques including an income approach and a market approach. The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the discounted cash flow analysis require the exercise of significant judgment, including judgment about appropriate discount rates and terminal value, growth rates and the amount and timing of expected future cash flows. With respect to goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying value. If, based on that assessment, the Company believes it is more likely than not that the fair value is less than its carrying value, a two-step goodwill impairment test is performed. There have been no changes in events or circumstances which required impairment charges to be recorded during the 26 weeks ended August 31, 2014.

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

The following is a summary of available-for-sale securities:

	August 31, 2014
	Total	Level 1	Level 2	Level 3
U.S. Treasury and other government securities	$130,608	$130,608	$-	$-
U.S. corporate debt securities	40,138	13,859	26,279	-
Total marketable securities	$170,746	$144,467	$26,279	$-

	March 2, 2014
	Total	Level 1	Level 2	Level 3
U.S. Treasury and other government securities	$112,793	$112,793	$-	$-
U.S. corporate debt securities	24,413	17,329	7,084	-
Total marketable securities	$137,206	$130,122	$7,084	$-

At August 31, 2014 and March 2, 2014, the Company’s level 2 investments consisted of commercial paper which was not traded on a regular basis or in an active market, and the Company was unable to obtain pricing information on an ongoing basis. Therefore, these investments were measured using quoted market prices for similar assets currently trading in an active market or using model-derived valuations in which all significant inputs are observable for substantially the full term of the asset.

The following tables show the amortized cost basis of, and gross unrealized gains and losses and gross realized gains and losses on, the Company’s available-for-sale securities:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses
August 31, 2014:
U.S. Treasury and other government securities	$130,371	$238	$1
U.S. corporate debt securities	40,137	9	8
Total marketable securities	$170,508	$247	$9

March 2, 2014:
U.S. Treasury and other government securities	$112,593	$200	$-
U.S. corporate debt securities	24,401	13	1
Total marketable securities	$136,994	$213	$1

	13 Weeks Ended		26 Weeks Ended
	August 31, 2014	September 1, 2013	August 31, 2014	September 1, 2013
Gross realized gains on sale	$-	$7	$-	$11

Gross realized losses on sale	$-	$161	$-	$161

The estimated fair values of such securities at August 31, 2014, by contractual maturity, are shown below:

Due in one year or less	$87,614
Due after one year through five years	83,132
$170,746

4.	INVENTORIES

 Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

	August 31,	March 2,
	2014	2014
Inventories:

Raw materials	$8,011	$7,253
Work-in-process	2,955	3,097
Finished goods	3,916	3,223
Manufacturing supplies	275	298
	$15,157	$13,871

5.	LONG-TERM DEBT

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

On February 12, 2014, the Company entered into a four-year amended and restated revolving credit facility agreement (the “Amended Credit Agreement”) with PNC Bank. The Amended Credit Agreement provides for loans up to $104,000 (the “Amended Facility”) to the Company and letters of credit up to $2,000 for the account of the Company. Through August 31, 2014, the Company has borrowed $52,000 to finance a special dividend paid to shareholders of the Company in the 2014 fiscal year fourth quarter and an additional $52,000 to continue the loan that was provided under the Credit Agreement, and PNC Bank has issued two standby letters of credit for the account of the Company in the total amount of $1,100 to secure the Company’s obligations under its workers’ compensation insurance program. The $104,000 outstanding borrowing under the Amended Credit Agreement is payable as follows: $10,000 due on February 12, 2015 followed by four quarterly installments of $2,500 and then eight quarterly installments of $3,750 with the remaining amount outstanding under the Amended Credit Agreement payable on February 12, 2018.

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

The Amended Credit Agreement also contains certain customary affirmative and negative covenants and customary financial covenants that require the Company to (a) maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 at the end of each fiscal quarter and (b) not exceed a maximum funded debt ratio, which decreases periodically, of (i) 3.75 to 1.00 through February 28, 2015, (ii) 3.50 to 1.00 for the period March 1, 2015 through February 27, 2016, (iii) 3.00 to 1.00 for the period February 28, 2016 through February 25, 2017, and (iv) 2.25 to 1.00 for all periods thereafter. In addition, the Company must maintain minimum domestic liquid assets of $25,000 in cash and marketable securities and a quick ratio (as defined in the Amended Credit Agreement). On July 10, 2014, the Company and PNC Bank entered into an Amendment to the Amended Credit Agreement that modified the quick ratio, which, as modified, ranges from 8.50 to 1.00 to 8.00 to 1.00 through November 27, 2016 and is 3.25 to 1.00 for all periods thereafter. As of August 31, 2014, the Company was in compliance with these financial covenants. The dividend covenant permits the Company to pay regular quarterly dividends in amounts not exceeding $0.10 per share and an annual special dividend to shareholders in amounts ranging from $1.00 to $2.50 with prior written notification to PNC Bank. The Company’s obligations under the Amended Credit Agreement are guaranteed by its Nelco Products, Inc., Neltec, Inc. and Park Aerospace Technologies Corp. subsidiaries and secured by a pledge of 65% of the capital stock of the Company’s Nelco Products Pte. Ltd. subsidiary in Singapore. The minimum domestic liquid assets of $25,000 are reflected as restricted cash on the Condensed Consolidated Balance Sheets.

The Amended Facility is available to (a) refinance the Credit Agreement, (b) support working capital and general corporate needs, including the issuance of letters of credit, (c) fund special distributions to the Company’s shareholders permitted under the Amended Facility, and (d) finance ongoing capital expenditures and acquisitions. At August 31, 2014, $104,000 of indebtedness was outstanding under the Amended Credit Agreement with an interest rate of 1.30%. Interest expense recorded under the Facility and Amended Facility was approximately $360 and $713 during the 13 weeks and 26 weeks, respectively, ended August 31, 2014 and approximately $185 and $356 during the 13 weeks and 26 weeks, respectively, ended September 1, 2013, which is included in interest expense on the Consolidated Statements of Operations.

6.	RESTRUCTURING CHARGES

During the 2013 fiscal year, the Company recorded restructuring charges of $2,730 related to the closure of the Company’s Nelco Technology (Zhuhai FTZ) Ltd. business unit located in Zhuhai, China. The charges included a non-cash asset impairment charge of $3,620 related to property, plant and equipment and were net of the recapture of a non-cash cumulative currency translation adjustment of $1,465. The reclassification of the non-cash cumulative currency translation adjustment was included in foreign currency translation changes in the Consolidated Statements of Comprehensive Earnings. The Company has a building with a carrying value of $2,029 as of August 31, 2014, which is held for sale at its Nelco Technology (Zhuhai FTZ) Ltd. business unit. The Company ceased depreciating this building during the 2013 fiscal year second quarter and expects to sell the building in the 2015 fiscal year. During the 13 weeks and 26 weeks ended August 31, 2014, the Company recorded $25 and $131, respectively, of additional pre-tax charges related to such closure and expects to record no significant additional charges in connection with such closure.

The Company recorded additional restructuring charges of $59 and $220, respectively, during the 13 weeks and 26 weeks ended August 31, 2014 related to the closure of the Company’s New England Laminates Co., Inc. business unit located in Newburgh, New York. The New England Laminates Co., Inc. building in Newburgh, New York is held for sale. In the 2004 fiscal year, the Company reduced the book value of the building to zero, and the Company intends to sell it during the 2015 or 2016 fiscal year.

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

The following table sets forth the calculation of basic and diluted earnings per share:

	13 Weeks Ended		26 Weeks Ended
	August 31, 2014	September 1, 2013	August 31, 2014	September 1, 2013

Net earnings	$4,955	$8,045	$13,171	$12,974

Weighted average common shares outstanding for basic EPS	20,925	20,836	20,902	20,832
Net effect of dilutive options	104	16	106	16
Weighted average shares outstanding for diluted EPS	21,029	20,852	21,008	20,848

Basic earnings per share	$0.24	$0.39	$0.63	$0.62
Diluted earnings per share	$0.24	$0.39	$0.63	$0.62

Potentially dilutive securities, which were not included in the computation of diluted earnings per share because either the effect would have been anti-dilutive or the options’ exercise prices were greater than the average market price of the common stock, were approximately 28 and 267 for the 13 weeks ended August 31, 2014 and September 1, 2013, respectively, and 26 and 493 for the 26 weeks ended August 31, 2014 and September 1, 2013, respectively.

8.	SHAREHOLDERS’ EQUITY

During the 26 weeks ended August 31, 2014, the Company issued 72 shares pursuant to the exercises of stock options and received proceeds from such exercises, recognized stock-based compensation expense and recognized tax benefits from stock-based compensation of $1,535, $605 and $38, respectively. These transactions resulted in a $2,179 increase in additional paid-in capital during the period.

9.	INCOME TAXES

The Company’s effective tax rates for the 13 weeks and 26 weeks ended August 31, 2014 were 13.1% and 15.4%, respectively, compared to (9.4%) and 3.8%, respectively, for the 13 weeks and 26 weeks ended September 1, 2013. The effective rates varied from the U.S. Federal statutory rate primarily due to foreign income taxed at lower rates and a tax refund described below.

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

Financial information regarding the Company’s operations by geographic region is as follows:

	13 Weeks Ended		26 Weeks Ended
	August 31, 2014	September 1, 2013	August 31, 2014	September 1, 2013
Sales:

North America	$19,289	$22,885	$40,584	$43,618
Asia	20,402	18,993	44,899	37,674
Europe	2,658	2,619	5,683	6,643
Total sales	$42,349	$44,497	$91,166	$87,935

	August 31, 2014	March 2, 2014
Long-lived assets:

North America	25,858	26,899
Asia	13,055	13,557
Europe	379	397
Total long-lived assets	$39,292	$40,853

11.	CONTINGENCIES

Litigation

The Company is subject to a number of proceedings, lawsuits and other claims related to environmental, employment, product and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes in these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters. The Company believes that the ultimate disposition of such proceedings, lawsuits and claims will not have a material adverse effect on the Company’s liquidity, capital resources or business or its consolidated results of operations, cash flows or financial position.

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

The total costs incurred by the Company and its subsidiaries in connection with these sites, including legal fees incurred by the Company and its subsidiaries and their assessed share of remediation costs and excluding amounts paid or reimbursed by insurance carriers, were approximately $17 and $24 in the 13 weeks and 26 weeks, respectively, ended August 31, 2014 and were nil and approximately $19 in the 13 weeks and 26 weeks, respectively, ended September 1, 2013. The Company had no recorded liabilities for environmental matters at August 31, 2014 or March 2, 2014.

The Company does not record environmental liabilities and related legal expenses for which the Company believes that it and its subsidiaries have general liability insurance coverage for the years during which the Company's subsidiaries' waste was disposed at three sites for which certain subsidiaries of the Company have been named as potentially responsible parties. Pursuant to such general liability insurance coverage, two insurance carriers have been paying 100% of the legal defense and remediation costs associated with such three sites since 1985. In the 2012 fiscal year fourth quarter, one of such insurance carriers, which had been paying 45% of such legal defense and remediation costs, indicated that it no longer agreed to such percentage. As a result, the Company commenced litigation against such insurance carriers and a third insurance carrier. The three insurance carriers have filed answers to the lawsuit, and one has asserted counterclaims against the Company. The insurance carriers and the Company are engaged in discussions to settle this matter. The Company does not expect any such settlement to have a material adverse effect on the Company’s liquidity, capital resources or business or its consolidated results of operations, cash flows or financial position.

Included in selling, general and administrative expenses are charges for actual expenditures and accruals, based on estimates, for certain environmental matters described above. The Company accrues estimated costs associated with known environmental matters, when such costs can be reasonably estimated and when the outcome appears probable. The Company believes that the ultimate disposition of known environmental matters, including the litigation described above, will not have a material adverse effect on the Company’s liquidity, capital resources or business or its consolidated results of operations, cash flows or financial position.

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

Recently Issued

In May 2014, the FASB issued authoritative guidance on the recognition of revenue from customers. Under this guidance, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. This guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2016. The Company is currently evaluating the impact this guidance will have on its consolidated results of operations, cash flows, financial position and disclosures and is currently unable to estimate the impact of this guidance.

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

Financial Overview

The Company's total net sales worldwide in the 13 weeks ended August 31, 2014 were lower than in last year's comparable period principally as a result of lower sales of the Company’s printed circuit materials products in North America, partially offset by higher sales of the Company’s printed circuit materials products in Asia and higher sales of the Company’s aerospace composite materials, parts and assemblies. The Company's total net sales worldwide in the 26 weeks ended August 31, 2014 were higher than in last year's comparable period principally as a result of higher sales of the Company’s printed circuit materials products in Asia, primarily in the 2015 fiscal year first quarter, and higher sales of the Company’s aerospace composite materials, parts and assemblies, partially offset by lower sales of the Company’s printed circuit materials products in North America. The Company’s total net sales worldwide in the 13 weeks ended August 31, 2014 were lower than in the 13 weeks ended June 1, 2014 principally as a result lower sales of the Company’s printed circuit materials products in Asia and North America.

The Company’s gross profit margin, measured as a percentage of sales, decreased to 28.7% in the 2015 fiscal year second quarter from 30.6% in the 2014 fiscal year second quarter principally as a result of lower sales and production levels of its printed circuit materials products in North America and the partially fixed nature of certain overhead costs, which were partly offset by the benefits from the higher percentage of sales of higher margin, high performance printed circuit materials products in the 2015 fiscal year second quarter than in the 2014 fiscal year second quarter and the growing percentage of sales of the more technically advanced high performance products. The Company’s gross profit margin increased to 31.9% in the 26-week period ended August 31, 2014 from 30.3% in last year’s comparable period. Such gross profit margin increase resulted from higher sales of its printed circuit materials products in Asia, primarily in the 2015 fiscal year first quarter, and higher sales of its aerospace products and the improved operating performance of the Company’s Park Aerospace Technologies Corp. (“PATC”) business unit in Newton, Kansas. Such gross profit margin increase was also attributable to the benefits from the higher percentage of sales of higher margin, high performance printed circuit materials products in the 26-week period ended August 31, 2014 than in the 26-week period ended September 1, 2013, and the growing percentage of sales of the more technically advanced high performance products.

The Company’s earnings from operations and net earnings were lower in the 13 weeks ended August 31, 2014 than in last year’s comparable period primarily as a result of the decrease in sales and the lower margin described above. Earnings from operations in the 13 weeks ended August 31, 2014, included pre-tax restructuring charges of $83,000 related to the closures of the Nelco Technology (Zhuhai FTZ) Ltd. (“Nelco Zhuhai”) facility located in the Free Trade Zone in Zhuhai, China and the New England Laminates Co., Inc. business unit located in Newburgh, New York, compared to a pre-tax restructuring charge of $119,000 related to the closure of the Nelco Zhuhai facility in the 13 weeks ended September 1, 2013. Net earnings in the 13 weeks ended September 1, 2013 included a tax benefit of $2.2 million in connection with a tax refund related to amended federal income tax returns. The Company’s earnings from operations and net earnings were higher in the 26 weeks ended August 31, 2014 than in last year’s comparable period primarily as a result of the increase in sales and the higher margin described above. Earnings from operations in the 26 weeks ended August 31, 2014 included pre-tax restructuring charges of $350,000 related to the closures of the facilities mentioned above and a pre-tax charge of $260,000, included in selling, general and administrative expenses, for additional fees incurred in connection with the 2014 fiscal year-end audit, compared to a pre-tax restructuring charge of $319,000 in the 26 weeks ended September 1, 2013 related to the closure of the Nelco Zhuhai facility. Net earnings in the 26 weeks ended September 1, 2013 included a tax benefit of $2.2 in connection with a tax refund related to amended federal income tax returns.

Results of Operations:

The following table provides the components of the consolidated statements of operations.

	13 Weeks Ended			26 Weeks Ended
(amounts in thousands,	August 31,	September 1,	%	August 31,	September 1,	%
except per share amounts)	2014	2013	Change	2014	2013	Change

Net sales	$42,349	$44,497	(5)%	$91,166	$87,935	4%
Cost of sales	30,178	30,876	(2)%	62,066	61,323	1%
Gross profit	12,171	13,621	(11)%	29,100	26,612	9%
Selling, general and administrative expenses	6,252	6,041	3%	12,848	12,597	2%
Restructuring charges	83	119	(30)%	350	319	10%
Earnings from operations	5,836	7,461	(22)%	15,902	13,696	16%
Interest expense	360	185	95%	713	356	100%
Interest income	226	77	194%	373	145	157%
Earnings before income taxes	5,702	7,353	(22)%	15,562	13,485	15%
Income tax provision (benefit)	747	(692)	(208)%	2,391	511	368%
Net earnings	$4,955	$8,045	(38)%	$13,171	$12,974	2%

Earnings per share:
Basic earnings per share	$0.24	$0.39	(38)%	$0.63	$0.62	2%

Diluted earnings per share	$0.24	$0.39	(38)%	$0.63	$0.62	2%

Net Sales

The Company’s total net sales worldwide in the 13 weeks ended August 31, 2014 decreased to $42.4 million from $44.5 million in the 13 weeks ended September 1, 2013 primarily as a result of lower sales of the Company’s printed circuit materials products in North America, partially offset by higher sales of the Company’s printed circuit materials products in Asia and higher sales of the Company’s aerospace composite materials, parts and assemblies.

The Company’s total net sales worldwide in the 26 weeks ended August 31, 2014 increased to $91.2 from $87.9 million in the 26 weeks ended September 1, 2013 primarily as a result of higher sales of the Company’s printed circuit materials products in Asia and higher sales of the Company’s aerospace composite materials, parts and assemblies, partially offset by lower sales of the Company’s printed circuit materials products in North America.

The Company’s total net sales of its printed circuit materials products were $33.7 million and $73.6 million in the 13 weeks and 26 weeks, respectively, ended August 31, 2014, or 80% and 81%, respectively, of the Company’s total net sales worldwide in such periods, compared to $37.0 million and $73.7 million in the 13 weeks and 26 weeks, respectively, ended September 1, 2013, or 83% and 84%, respectively, of the Company’s total net sales worldwide in such periods. The Company’s total net sales of its aerospace composite materials, parts and assemblies products were $8.6 million and $17.6 million the 13 weeks and 26 weeks, respectively, ended August 31, 2014, or 20% and 19%, respectively, of the Company’s total net sales worldwide in such periods, compared to $7.5 million and $14.2 million in the 13 weeks and 26 weeks, respectively, ended September 1, 2013, or 17% and 16%, respectively, of the Company’s total net sales worldwide in such periods.

The Company's foreign sales were $23.1 million and $50.6 million, respectively, during the 13 weeks and 26 weeks ended August 31, 2014, or 54% and 55%, respectively, of the Company's total net sales worldwide during such periods, compared with $21.6 million and $44.3 million, respectively, of foreign sales, or 49% and 50%, respectively, of total net sales worldwide during last fiscal year's comparable periods. The Company’s foreign sales during the 13-week and 26-week periods ended August 31, 2014 increased 7% and 14%, respectively, from the 2014 fiscal year comparable periods as a result of higher sales in Asia in both periods.

For the 13 weeks ended August 31, 2014, the Company’s sales in North America, Asia and Europe were 46%, 48% and 6%, respectively, of the Company’s total net sales worldwide compared to 51%, 43% and 6%, respectively, for the 13 weeks ended September 1, 2013. For the 26 weeks ended August 31, 2014, the Company’s sales in North America, Asia and Europe were 45%, 49% and 6%, respectively, of the Company’s total net sales worldwide compared to 50%, 43% and 7%, respectively, for the 26 weeks ended September 1, 2013. The Company’s sales in North America decreased 16%, its sales in Asia increased 7% and its sales in Europe increased 1% in the 13-week period ended August 31, 2014 compared to the 13-week period ended September 1, 2013, and its sales in North America decreased 7%, its sales in Asia increased 19% and its sales in Europe decreased 14% in the 26-week period ended August 31, 2014 compared to the 26-week period ended September 1, 2013.

During the 13 weeks and 26 weeks ended August 31, 2014, the Company’s total net sales worldwide of high performance printed circuit materials were 92% and 93%, respectively, of the Company’s total net sales worldwide of printed circuit materials, compared to 88% and 87%, respectively, in the 13 weeks and 26 weeks ended September 1, 2013.

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

Gross Profit

The Company’s gross profit in the 13 weeks ended August 31, 2014 was lower than the gross profit in the prior year’s comparable period and the gross profit as a percentage of sales for the Company’s worldwide operations in the 13 weeks ended August 31, 2014 decreased to 28.7% from 30.6% in the 13 weeks ended September 1, 2013 primarily due to lower sales and production levels of its printed circuit materials products in North America and the partially fixed nature of certain overhead costs, which were partly offset by the benefits from the higher percentage of sales of higher margin, high performance printed circuit materials products in the 2015 fiscal year second quarter than in the 2014 fiscal year second quarter and the growing percentage of sales of the more technically advanced high performance products.

The Company’s gross profit in the 26 weeks ended August 31, 2014 was higher than the gross profit in the prior year’s comparable period and the gross profit as a percentage of sales for the Company’s worldwide operations in the 26 weeks ended August 31, 2014 increased to 31.9% from 30.3% in the 26 weeks ended September 1, 2013 primarily due to higher sales of its printed circuit materials products in Asia and higher sales of its aerospace products and the improved operating performance of the Company’s PATC business unit in Newton, Kansas. The increase in the gross profit margin in such 26-week period was also attributable to the benefits from the higher percentage of sales of higher margin, high performance printed circuit materials products in the 26-week period ended August 31, 2014 than in the 26-week period ended September 1, 2013 and the growing percentage of sales of the more technically advanced high performance products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $211,000 and by $251,000 during the 13 weeks and 26 weeks, respectively, ended August 31, 2014, or by 3% and 2%, respectively, compared with last fiscal year's comparable periods, and these expenses, measured as a percentage of sales, were 14.8% and 14.1%, respectively, in the 13 weeks and 26 weeks ended August 31, 2014 compared with 13.6% and 14.3%, respectively, in the 13 weeks and 26 weeks ended September 1, 2013. Selling, general and administrative expenses included stock option expenses of $305,000 and $605,000, respectively, for the 13 weeks and 26 weeks ended August 31, 2014, compared to stock option expenses of $276,000 and $547,000, respectively, for the 13 weeks and 26 weeks ended September 1, 2013.

The increase in selling, general and administrative expenses as a percentage of sales in the 13 weeks ended August 31, 2014 was related primarily to the decrease in sales discussed above and the partially fixed nature of such expenses. The increase in such expenses in the 13 weeks ended August 31, 2014 was primarily the result of unfavorable changes in foreign exchange rates and higher product sample expenses, partially offset by a decrease in shipping expenses as a result of the decrease in sales during such period as compared to the 2014 fiscal year comparable period.

The decrease in selling, general and administrative expenses as a percentage of sales in the 26 weeks ended August 31, 2014 was related primarily to the increase in sales discussed above and the partially fixed nature of such expenses. The increase in such expenses in the 26 weeks ended August 31, 2014 was primarily the result of a pre-tax charge of $260,000 incurred in connection with the 2014 fiscal year-end audit and unfavorable changes in foreign exchange rates, partially offset by a decrease in freight expenses and advertising expenses.

Restructuring Charges

In the 13 weeks and 26 weeks ended August 31, 2014, the Company recorded pre-tax restructuring charges of $83,000 and $350,000, respectively, in connection with the closure of its facilities located in Zhuhai, China and Newburgh, New York, compared to $119,000 and $319,000, respectively, for the 13 weeks and 26 weeks ended September 1, 2013 in connection with the closure of the facility in Zhuhai.

Earnings from Operations

For the reasons set forth above, the Company's earnings from operations were $5.8 million and $15.9 million, respectively, for the 13 weeks and 26 weeks ended August 31, 2014, which included restructuring charges of $83,000 and $350,000, respectively, and the additional fees of $260,000 in connection with the 2014 fiscal year-end audit, compared to $7.5 million and $13.7 million, respectively, for the 13 weeks and 26 weeks ended September 1, 2013, which included restructuring charges of $119,000 and $319,000, respectively.

Interest Expense

Interest expense in the 13 weeks and 26 weeks ended August 31, 2014 related to the Company’s outstanding borrowings under the four-year amended and restated revolving credit facility agreement that the Company entered into with PNC Bank, National Association in the fourth quarter of the 2014 fiscal year. The amended and restated agreement provides for loans of up to $104 million to the Company and letters of credit up to $2 million for the account of the Company and, subject to the terms and conditions of the agreement, an interest rate on the outstanding loan balance of LIBOR plus 1.10%. See “Liquidity and Capital Resources” and Note 5 of the Notes to Consolidated Financial Statements included elsewhere in this Report for additional information.

Interest Income

Interest income was $226,000 and $373,000, respectively, for the 13 weeks and 26 weeks ended August 31, 2014 compared to $77,000 and $145,000, respectively, for last fiscal year's comparable periods. Interest income increased 194% and 157%, respectively, for the 13 weeks and 26 weeks ended August 31, 2014 primarily as a result of a higher weighted average interest rate based on a larger amount of marketable securities held by the Company for the 13 weeks and 26 weeks ended August 31, 2014 compared with last fiscal year's comparable periods. During the 2015 and 2014 fiscal year periods, the Company earned interest income principally from its investments, which were primarily in short-term instruments and money market funds.

Income Tax Provision

The Company's effective income tax rate for the 13 weeks and 26 weeks ended August 31, 2014 was 13.1% and 15.4%, respectively, compared to (9.4%) and 3.8%, respectively, for the 13 weeks and 26 weeks ended September 1, 2013. The rates for the 2014 fiscal year periods were favorably affected by a tax benefit of $2.2 million recorded by the Company in the 2014 fiscal year second quarter in connection with a tax refund related to amended federal income tax returns.

Net Earnings

For the reasons set forth above, the Company's net earnings for the 13 weeks and 26 weeks ended August 31, 2014 were $5.0 million and $13.2 million, respectively, including the $83,000 pre-tax restructuring charge in such 13 weeks and the $350,000 pre-tax restructuring charge in such 26 weeks in connection with the closure of its facilities in Zhuhai, China and Newburgh, New York, compared to net earnings of $8.0 million and $13.0 million, respectively, for the 13 weeks and 26 weeks ended September 1, 2013, including the $119,000 pre-tax restructuring charge in such 13 weeks and the $319,000 pre-tax restructuring charge in such 26 weeks in connection with the closure of Nelco Zhuhai and the tax benefit of $2.2 million in both such periods in connection with a tax refund related to amended federal income tax returns.

Basic and Diluted Earnings Per Share

Basic and diluted earnings per share for the 13 weeks and 26 weeks ended August 31, 2014 were $0.24 and $0.63, respectively, including in both such periods the pre-tax restructuring charges described above and the additional fees in connection with the 2014 fiscal year-end audit in the 26 week period, compared to basic and diluted earnings per share for the 13 weeks and 26 weeks ended September 1, 2013 of $0.39 and $0.62, respectively, including in both such periods the pre-tax restructuring charges in connection with the closure of Nelco Zhuhai and the tax benefit in connection with the tax refund related to amended federal income tax returns. The net impact of the restructuring charges, additional fees and tax benefits discussed above had no effect on the basic and diluted earnings per share in the 13 weeks ended August 31, 2014, reduced the basic and diluted earnings per share by $0.02 in the 26 weeks ended August 31, 2014 and increased both the basic and diluted earnings per share by $0.10 and $0.09, respectively, in the 13 weeks and 26 weeks ended September 1, 2013.

Liquidity and Capital Resources:

(amounts in thousands)	August 31,	March 2,
	2014	2014	Increase

Cash and marketable securities	$285,185	$270,356	$14,829
Restricted cash	25,000	25,000	-
Working capital	294,677	286,997	7,680

	26 Weeks Ended
(amounts in thousands)	August 31,	September 1,	Increase /
	2014	2013	(Decrease)

Net cash flows from operating activities	$18,150	$12,965	$5,185
Net cash flows from investing activities	(34,274)	(85,779)	51,505
Net cash flows from financing activities	(2,599)	(3,870)	1,271

Cash and Marketable Securities

Of the $285.2 million of cash and marketable securities at August 31, 2014, approximately $261.6 million was owned by certain of the Company’s wholly owned foreign subsidiaries. In the fourth quarter of 2014, the Company provided a non-cash charge for the accrual of U.S. deferred income taxes in the amount of $64.0 million on the undistributed earnings of the Company’s subsidiary in Singapore. The charge included $34.4 million related to the U.S. income tax that would be payable if the Company were to repatriate funds in an after-tax amount necessary to repay the Company’s existing $104.0 million principal amount bank loan from PNC Bank and an additional $29.6 million relating to the remainder of the undistributed earnings of the Company’s subsidiary in Singapore. The Company has no current plan to repatriate the undistributed earnings of its subsidiary in Singapore. The Company believes it has sufficient liquidity in the United States to fund its activities in the United States for the foreseeable future.

The change in cash, marketable securities and restricted cash at August 31, 2014 compared to March 2, 2014 was the result of cash provided by operating activities and a number of additional factors, including the following:

●	inventories were 9% higher at August 31, 2014 than at March 2, 2014 primarily due to an increase in the quantities of raw materials;

●	accounts payable increased by 30% at August 31, 2014 compared to March 2, 2014 primarily as a result of the receipts, at the end of the quarter, of raw materials which have long lead times;

●	accrued liabilities increased by 24% at August 31, 2014 compared to March 2, 2014 primarily as a result of higher payroll related accruals, partially offset by lower accrued audit fees; and

●	income taxes payable increased 12% at August 31, 2014 compared to March 2, 2014 primarily as a result of the current period tax provision, offset by income tax payments.

In addition, as described below, the Company paid $4.2 million in cash dividends in both the 26 weeks ended August 31, 2014 and the 26 weeks ended September 1, 2013.

Working Capital

The increase in working capital at August 31, 2014 compared to March 2, 2014 was due principally to the increases in cash and marketable securities and inventories partially offset by the increases in accounts payable and accrued liabilities and the increase in the current portion of long-term debt.

The Company's current ratio (the ratio of current assets to current liabilities) was 10.0 to 1 at August 31, 2014 compared to 12.8 to 1 at March 2, 2014.

Cash Flows

During the 26 weeks ended August 31, 2014, net earnings from the Company's operations, before depreciation and amortization, stock based compensation and amortization of bond premium, of $16.1 million increased by a net reduction in working capital items, resulted in $18.2 million of cash provided by operating activities. During the same 26 weeks, the Company expended $232,000 for the purchase of property, plant and equipment, compared with $613,000 for the 26 weeks ended September 1, 2013, and paid $4.2 million in dividends on its common stock in each of such 26-week periods.

Debt

At August 31, 2014 and March 2, 2014, the Company had $104.0 million of bank debt. In the fourth quarter of 2014, the Company entered into a four-year amended and restated revolving credit facility agreement (the “Amended Credit Agreement”) with PNC Bank, National Association. The Amended Credit Agreement provides for loans up to $104.0 million to the Company and letters of credit up to $2.0 million for the account of the Company, and subject to the terms and conditions of the Amended Credit Agreement, an interest rate on the outstanding loan balance of LIBOR plus 1.10%. Other interest rate options are available to the Company under the Amended Credit Agreement. At the end of 2014, the Company borrowed $104.0 million under the Amended Credit Agreement and used all of such borrowed funds to finance the payment of a special cash dividend of $2.50 per share, totaling $52.2 million, paid to its shareholders on February 25, 2014 and to continue the $52.0 million loan that was provided under the credit facility agreement that the Company entered into with PNC Bank in January 2013 to finance the payment of a special cash dividend of $2.50 per share, totaling $52.0 million, paid to the Company’s shareholders on February 26, 2013. The Amended Credit Agreement entered into in 2014 replaced the credit facility agreement entered into in 2013. The Company incurred $0.7 million of interest expense in the 26 weeks ended August 31, 2014 under the Amended Credit Agreement. The $104.0 million outstanding amount under the Amended Credit Agreement will be paid as follows: $10.0 million due on February 12, 2015 followed by four quarterly installments of $2.5 million and then eight quarterly installments of $3.8 million with the remaining amount outstanding payable on February 12, 2018. The Amended Credit Agreement also contains certain customary affirmative and negative covenants and customary financial covenants, including maintaining minimum domestic liquid assets of $25,000 in cash and marketable securities. See Note 5 of the Notes to Consolidated Financial Statements included elsewhere in this Report.

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

The Company’s critical accounting policies that are important to the Consolidated Financial Statements and that entail, to a significant extent, the use of estimates and assumptions and the application of management’s judgment are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Company’s Annual Report on Form 10-K for the fiscal year ended March 2, 2014. There have been no significant changes to such accounting policies during the 2015 fiscal year second quarter.

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

Item 3.     Quantitative and Qualitative Disclosure About Market Risk.

The Company's market risk exposure at August 31, 2014 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended March 2, 2014.

Item 4.     Controls and Procedures.

(a)     Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of August 31, 2014, the end of the quarterly fiscal period covered by this quarterly report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)     Changes in Internal Control Over Financial Reporting.

As disclosed in the Company’s Form 10-K for the fiscal year ended March 2, 2014, based on adjustments identified in the accounting for complex and non-routine transactions, management concluded that the Company did not have adequate policies and procedures in place to ensure the timely, effective review of such transactions. Therefore, there was a material weakness in the design and operating effectiveness of the internal control over these complex and non-routine transactions, and management concluded that the Company’s internal control over financial reporting was not effective as of March 2, 2014.

In the period covered by this report, management implemented a plan to remediate the aforementioned material weakness and submitted the remediation plan to the Audit Committee of the Board of Directors of the Company and to the Company’s current independent registered public accounting firm. The steps that were implemented based upon the remediation plan included the enhancement of existing controls over the initial and subsequent accounting for certain complex and non-routine transactions, the continued use of third-party advisors and consultants to assist with areas requiring specialized accounting expertise and enhanced management review of complex and non-routine transactions.  Management and the Audit Committee believe that the implementation of these new control processes and procedures remediated the material weakness in the Company’s internal control over financial reporting and that, as a result, the Company’s internal control over financial reporting is effective as of the date of this report.

Except as described above, there has not been any change in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes in the risk factors as previously disclosed in the Company’s Form 10-K Annual Report for the fiscal year ended March 2, 2014.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to shares of the Company's Common Stock acquired by the Company during each month included in the Company’s 2015 fiscal year second quarter ended August 31, 2014.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

June 2 - June 30	0	$-	0

July 1 - July 31	3	31.56	0

August 1 - August 31	0	-	0

Total	3	$31.56	0	996,095 (a)

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at August 31, 2014 (unaudited) and March 2, 2014, (ii) Consolidated Statements of Operations for the 13 weeks and 26 weeks ended August 31, 2014 and September 1, 2013 (unaudited), (iii) Consolidated Statements of Comprehensive Earnings for the 13 weeks and 26 weeks ended August 31, 2014 and September 1, 2013 (unaudited), and (iv) Condensed Consolidated Statements of Cash Flows for the 26 weeks ended August 31, 2014 and September 1, 2013 (unaudited) * +

*         Filed electronically herewith.

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

Park Electrochemical Corp.
(Registrant)

Date: October 9, 2014	/s/ Brian E. Shore
Brian E. Shore
Chief Executive Officer
(principal executive officer)

Date: October 9, 2014	/s/ P. Matthew Farabaugh
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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at August 31, 2014 (unaudited) and March 2, 2014, (ii) Consolidated Statements of Operations for the 13 weeks and 26 weeks ended August 31, 2014 and September 1, 2013 (unaudited), (iii) Consolidated Statements of Comprehensive Earnings for the 13 weeks and 26 weeks ended August 31, 2014 and September 1, 2013 (unaudited), and (iv) Condensed Consolidated Statements of Cash Flows for the 26 weeks ended August 31, 2014 and September 1, 2013 (unaudited) * +

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