Form 10-Q
period 2014-11-30
PARK ELECTROCHEMICAL CORP
filed 2015-01-09
CIK 76267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,945,634 as of January 5, 2015.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item I.     Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	November 30, 2014 (unaudited)	March 2, 2014*

ASSETS
Current assets:
Cash and cash equivalents	$150,256	$133,150
Marketable securities (Note 3)	135,051	137,206
Accounts receivable, less allowance for doubtful accounts of $400 and $416, respectively	20,975	22,881
Inventories (Note 4)	14,197	13,871
Prepaid expenses and other current assets	3,105	4,132
Total current assets	323,584	311,240

Property, plant and equipment, net	27,362	29,674
Goodwill and other intangible assets	9,847	9,847
Restricted cash (Note 5)	25,000	25,000
Other assets	3,019	1,332
Total assets	$388,812	$377,093

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt (Note 5)	$17,500	$10,000
Accounts payable	4,622	6,109
Accrued liabilities	5,686	5,139
Income taxes payable	4,321	2,995
Total current liabilities	32,129	24,243

Long-term debt (Note 5)	86,500	94,000
Deferred income taxes	58,124	58,124
Other liabilities	261	183
Total liabilities	177,014	176,550

Commitments and contingencies (Note 11)

Shareholders' equity:
Common stock	2,095	2,088
Additional paid-in capital	164,229	161,677
Retained earnings	44,579	35,651
Accumulated other comprehensive income	1,161	1,221
	212,064	200,637
Less treasury stock, at cost	(266)	(94)
Total shareholders' equity	211,798	200,543
Total liabilities and shareholders' equity	$388,812	$377,093

*	The balance sheet at March 2, 2014 has been derived from the audited financial statements at that date.

 See accompanying Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	13 Weeks Ended (Unaudited)		39 Weeks Ended (Unaudited)
	November 30,	December 1,	November 30,	December 1,
	2014	2013	2014	2013

Net sales	$34,679	$39,678	$125,845	$127,613
Cost of sales	26,081	28,640	88,147	89,963
Gross profit	8,598	11,038	37,698	37,650
Selling, general and administrative expenses	5,754	6,106	18,602	18,703
Restructuring charges (Note 6)	636	-	986	319
Earnings from operations	2,208	4,932	18,110	18,628
Interest expense (Note 5)	361	187	1,074	543
Interest income	222	139	595	284
Earnings before income taxes	2,069	4,884	17,631	18,369
Income tax provision (Note 9)	38	163	2,429	674
Net earnings	$2,031	$4,721	$15,202	$17,695

Earnings per share (Note 7):
Basic earnings per share	$0.10	$0.23	$0.73	$0.85
Basic weighted average shares	20,947	20,857	20,917	20,840

Diluted earnings per share	$0.10	$0.23	$0.72	$0.85
Diluted weighted average shares	20,989	20,917	21,002	20,871

Dividends declared per share	$0.10	$0.10	$0.30	$0.30

See accompanying Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts in thousands)

	13 Weeks Ended (Unaudited)		39 Weeks Ended (Unaudited)
	November 30,	December 1,	November 30,	December 1,
	2014	2013	2014	2013

Net earnings	$2,031	$4,721	$15,202	$17,695
Other comprehensive earnings (loss), net of tax:
Foreign currency translation	(77)	9	(153)	210
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	84	176	116	153
Less: reclassification adjustment for gains included in net earnings	(8)	-	(13)	-
Unrealized losses on marketable securities:
Unrealized holding losses arising during the period	(7)	-	(16)	(62)
Less: reclassification adjustment for losses included in net earnings	5	60	6	104
Other comprehensive earnings (loss)	(3)	245	(60)	405
Total comprehensive earnings	$2,028	$4,966	$15,142	$18,100

See accompanying Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	39 Weeks Ended (Unaudited)
	November 30,	December 1,
	2014	2013
Cash flows from operating activities:
Net earnings	$15,202	$17,695
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,653	2,975
Stock-based compensation	912	787
Benefit for deferred income taxes	(1,900)	-
Amortization of bond premium	658	886
Changes in operating assets and liabilities	3,436	332
Net cash provided by operating activities	20,961	22,675

Cash flows from investing activities:
Purchase of property, plant and equipment	(381)	(773)
Purchases of marketable securities	(75,979)	(198,485)
Proceeds from sales and maturities of marketable securities	77,619	124,417
Net cash provided by (used in) investing activities	1,259	(74,841)

Cash flows from financing activities:
Dividends paid	(6,274)	(6,252)
Proceeds from exercise of stock options	1,609	987
Tax benefits from stock-based compensation	38	-
Purchase of treasury stock	(172)	-
Net cash used in financing activities	(4,799)	(5,265)

Change in cash and cash equivalents before effect of exchange rate changes	17,421	(57,431)
Effect of exchange rate changes on cash and cash equivalents	(315)	(7)
Change in cash and cash equivalents	17,106	(57,438)
Cash and cash equivalents, beginning of period	133,150	186,117
Cash and cash equivalents, end of period	$150,256	$128,679

Supplemental cash flow information:
Cash paid during the period for income taxes, net of refunds	$3,779	$4,465
Cash paid during the period for interest	$924	$486

See accompanying Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except per share amounts)

1.	CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of November 30, 2014, the consolidated statements of operations and the consolidated statements of comprehensive earnings for the 13 weeks and 39 weeks ended November 30, 2014 and December 1, 2013, and the condensed consolidated statements of cash flows for the 39 weeks then ended have been prepared by Park Electrochemical Corp. (the “Company”), without audit. In the opinion of management, these unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at November 30, 2014 and the results of operations and cash flows for all periods presented. The consolidated statements of operations are not necessarily indicative of the results to be expected for the full fiscal year or any subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 2, 2014. There have been no significant changes to the Company’s accounting policies during the 39 weeks ended November 30, 2014.

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

The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and any assets and liabilities acquired in a business combination at acquisition date or any long-lived assets written down to fair value. The Company tests for impairment of such assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To measure fair value of such assets, the Company uses Level 3 inputs consisting of techniques including an income approach and a market approach. The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the discounted cash flow analysis require the exercise of significant judgment, including judgment about appropriate discount rates and terminal value, growth rates and the amount and timing of expected future cash flows. With respect to goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying value. If, based on that assessment, the Company believes it is more likely than not that the fair value is less than its carrying value, a two-step goodwill impairment test is performed. There have been no changes in events or circumstances which required impairment charges to be recorded during the 39 weeks ended November 30, 2014.

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

The following is a summary of available-for-sale securities:

	November 30, 2014
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$114,742	$114,742	$-	$-
U.S. corporate debt securities	20,309	6,290	14,019	-
Total marketable securities	$135,051	$121,032	$14,019	$-

	March 2, 2014
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$112,793	$112,793	$-	$-
U.S. corporate debt securities	24,413	17,329	7,084	-
Total marketable securities	$137,206	$130,122	$7,084	$-

At November 30, 2014 and March 2, 2014, the Company’s level 2 investments consisted of commercial paper which was not traded on a regular basis or in an active market, and the Company was unable to obtain pricing information on an ongoing basis. Therefore, these investments were measured using quoted market prices for similar assets currently trading in an active market or using model-derived valuations in which all significant inputs are observable for substantially the full term of the asset.

The following tables show the amortized cost basis of, and gross unrealized gains and losses and gross realized gains and losses on, the Company’s available-for-sale securities:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses
November 30, 2014:
U.S. Treasury and other government securities	$114,386	$363	$7
U.S. corporate debt securities	20,311	8	10
Total marketable securities	$134,697	$371	$17

March 2, 2014:
U.S. Treasury and other government securities	$112,593	$200	$-
U.S. corporate debt securities	24,401	13	1
Total marketable securities	$136,994	$213	$1

	13 Weeks Ended		39 Weeks Ended
	November 30, 2014	December 1, 2013	November 30, 2014	December 1, 2013

Gross realized gains on sale	$5	$12	$5	$23

Gross realized losses on sale	$-	$324	$-	$485

The estimated fair values of such securities at November 30, 2014, by contractual maturity, are shown below:

Due in one year or less	$70,779
Due after one year through five years	64,272
$135,051

4.	INVENTORIES

 Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of the following:

	November 30,	March 2,
	2014	2014

Inventories:

Raw materials	$7,434	$7,253
Work-in-process	2,788	3,097
Finished goods	3,637	3,223
Manufacturing supplies	338	298
	$14,197	$13,871

5.	LONG-TERM DEBT

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

On February 12, 2014, the Company entered into a four-year amended and restated revolving credit facility agreement (the “Amended Credit Agreement”) with PNC Bank. The Amended Credit Agreement provides for loans up to $104,000 (the “Amended Facility”) to the Company and letters of credit up to $2,000 for the account of the Company. Through November 30, 2014, the Company has borrowed $52,000 to finance a special dividend paid to shareholders of the Company in the 2014 fiscal year fourth quarter and an additional $52,000 to continue the loan that was provided under the Credit Agreement, and PNC Bank has issued two standby letters of credit for the account of the Company in the total amount of $1,100 to secure the Company’s obligations under its workers’ compensation insurance program. The $104,000 outstanding borrowing under the Amended Credit Agreement is payable as follows: $10,000 due on February 12, 2015 followed by four quarterly installments of $2,500 and then eight quarterly installments of $3,750 with the remaining amount outstanding under the Amended Credit Agreement payable on February 12, 2018 and excludes a pre-payment penalty.

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

The Amended Credit Agreement also contains certain customary affirmative and negative covenants and customary financial covenants that require the Company to (a) maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 at the end of each fiscal quarter and (b) not exceed a maximum funded debt ratio, which decreases periodically, of (i) 3.75 to 1.00 through February 28, 2015, (ii) 3.50 to 1.00 for the period March 1, 2015 through February 27, 2016, (iii) 3.00 to 1.00 for the period February 28, 2016 through February 25, 2017, and (iv) 2.25 to 1.00 for all periods thereafter. In addition, the Company must maintain minimum domestic liquid assets of $25,000 in cash and marketable securities and a quick ratio (as defined in the Amended Credit Agreement). On July 10, 2014, the Company and PNC Bank entered into an Amendment to the Amended Credit Agreement that modified the quick ratio, which, as modified, ranges from 8.50 to 1.00 to 8.00 to 1.00 through November 27, 2016 and is 3.25 to 1.00 for all periods thereafter. As of November 30, 2014, the Company was in compliance with all the covenants in the Amended Credit Agreement. The dividend covenant permits the Company to pay regular quarterly dividends in amounts not exceeding $0.10 per share and an annual special dividend to shareholders in amounts ranging from $1.00 to $2.50 with prior written notification to PNC Bank. The Company’s obligations under the Amended Credit Agreement are guaranteed by its Nelco Products, Inc., Neltec, Inc. and Park Aerospace Technologies Corp. subsidiaries and secured by a pledge of 65% of the capital stock of the Company’s Nelco Products Pte. Ltd. subsidiary in Singapore. The minimum domestic liquid assets of $25,000 are reflected as restricted cash on the Condensed Consolidated Balance Sheets.

The Amended Facility is available to (a) refinance the Credit Agreement, (b) support working capital and general corporate needs, including the issuance of letters of credit, (c) fund special distributions to the Company’s shareholders permitted under the Amended Facility, and (d) finance ongoing capital expenditures and acquisitions. At November 30, 2014, $104,000 of indebtedness was outstanding under the Amended Credit Agreement with an interest rate of 1.31%. Interest expense recorded under the Facility and Amended Facility was approximately $361 and $1,074 during the 13 weeks and 39 weeks, respectively, ended November 30, 2014 and approximately $187 and $543 during the 13 weeks and 39 weeks, respectively, ended December 1, 2013, which is included in interest expense on the Consolidated Statements of Operations.

6.	RESTRUCTURING CHARGES

During the 2013 fiscal year, the Company recorded restructuring charges of $2,730 related to the closure of the Company’s Nelco Technology (Zhuhai FTZ) Ltd. business unit located in Zhuhai, China. The charges included a non-cash asset impairment charge of $3,620 related to property, plant and equipment and were net of the recapture of a non-cash cumulative currency translation adjustment of $1,465. The reclassification of the non-cash cumulative currency translation adjustment was included in foreign currency translation changes in the Consolidated Statements of Comprehensive Earnings. The Company has a building with a carrying value of $2,029 as of November 30, 2014, which is held for sale at its Nelco Technology (Zhuhai FTZ) Ltd. business unit. The Company ceased depreciating this building during the 2013 fiscal year second quarter and expects to sell the building in the 2015 fiscal year. During the 13 weeks and 39 weeks ended November 30, 2014, the Company recorded $35 and $166, respectively, of additional pre-tax charges related to such closure and expects to record no significant additional charges in connection with such closure.

The Company recorded additional restructuring charges of $126 and $346, respectively, during the 13 weeks and 39 weeks ended November 30, 2014 related to the closure of the Company’s New England Laminates Co., Inc. business unit located in Newburgh, New York. The New England Laminates Co., Inc. building in Newburgh, New York is held for sale. In the 2004 fiscal year, the Company reduced the book value of the building to zero, and the Company intends to sell it during the 2015 or 2016 fiscal years.

During the 13 weeks ended November 30, 2014, the Company recorded a $496 charge in connection with cost reduction initiatives in the United States. Approximately $230 of such benefits was settled prior to November 30, 2014 and the remaining balance of $266 is expected to be paid through December 2015.

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

The following table sets forth the calculation of basic and diluted earnings per share:

	13 Weeks Ended		39 Weeks Ended
	November 30, 2014	December 1, 2013	November 30, 2014	December 1, 2013

Net earnings	$2,031	$4,721	$15,202	$17,695

Weighted average common shares outstanding for basic EPS	20,947	20,857	20,917	20,840
Net effect of dilutive options	42	60	85	31
Weighted average shares outstanding for diluted EPS	20,989	20,917	21,002	20,871

Basic earnings per share	$0.10	$0.23	$0.73	$0.85

Diluted earnings per share	$0.10	$0.23	$0.72	$0.85

Potentially dilutive securities, which were not included in the computation of diluted earnings per share because either the effect would have been anti-dilutive or the options’ exercise prices were greater than the average market price of the common stock, were approximately 315 and 139 for the 13 weeks ended November 30, 2014 and December 1, 2013, respectively, and 122 and 375 for the 39 weeks ended November 30, 2014 and December 1, 2013, respectively.

8.	SHAREHOLDERS’ EQUITY

During the 39 weeks ended November 30, 2014, the Company issued 75 shares pursuant to the exercises of stock options and received proceeds from such exercises, recognized stock-based compensation expense and recognized tax benefits from stock-based compensation of $1,602, $912 and $38, respectively. These transactions resulted in a $2,552 increase in additional paid-in capital during the period.

The Company announced on October 18, 2012 that its Board of Directors had authorized the Company’s purchase, on the open market and in privately negotiated transactions, of up to 1,000 shares of its common stock. Between October 18, 2012 and November 25, 2012, the Company purchased 4 shares pursuant to such authorization at an aggregate purchase price of $93; and during the 13 weeks ended November 30, 2014, the Company purchased an additional 8 shares pursuant to such authorization at an aggregate purchase price of $172.

The Company announced on January 8, 2015 that its Board of Directors has authorized the Company’s purchase, on the open market and in privately negotiated transactions, of up to 1,250 shares of its common stock, representing approximately 6% of the Company’s 20,946 total outstanding shares as of the close of business on January 7, 2015. This authorization supersedes all prior Board of Directors’ authorizations to purchase shares of the Company’s common stock.

9.	INCOME TAXES

The Company’s effective tax rates for the 13 weeks and 39 weeks ended November 30, 2014 were 1.8% and 13.8%, respectively, compared to 3.3% and 3.7%, respectively, for the 13 weeks and 39 weeks ended December 1, 2013. The effective rates varied from the U.S. Federal statutory rate primarily due to the varying amounts of taxable earnings in jurisdictions with varying income tax rates and a tax refund described below. The effective tax rate for the 13 weeks ended November 30, 2014 was lower than the effective tax rate for the 39 weeks ended November 30, 2014 primarily as a result of discrete tax adjustments recorded in the 13 weeks ended November 30, 2014 related to restructuring charges.

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

The Company is a global advanced materials company which develops, manufactures, markets and sells high technology digital and RF/microwave printed circuit materials principally for the telecommunications and internet infrastructure and high-end computing markets and advanced composite materials, parts and assemblies and low volume tooling for the aerospace markets. The Company’s products are sold to customers in North America, Asia and Europe. The Company’s manufacturing facilities are located in Singapore, France, Kansas, Arizona and California. The Company operates as a single operating segment, which is advanced materials for the electronics and aerospace markets, with common management and identical or very similar economic characteristics, products, raw materials, manufacturing processes and equipment, customers and markets, marketing, sales and distribution methods and regulatory environments. The chief operating decision maker reviews financial information on a consolidated basis.

Sales are attributed to geographic region based upon the region in which the materials were delivered to the customer. Sales between geographic regions were not significant.

Financial information regarding the Company’s operations by geographic region is as follows:

	13 Weeks Ended		39 Weeks Ended
	November 30, 2014	December 1, 2013	November 30, 2014	December 1, 2013

Sales:
North America	$17,357	$20,196	$57,941	$63,814
Asia	14,251	17,135	59,150	54,809
Europe	3,071	2,347	8,754	8,990
Total sales	$34,679	$39,678	$125,845	$127,613

	November 30, 2014	March 2, 2014
Long-lived assets:
North America	27,118	26,899
Asia	12,757	13,557
Europe	353	397
Total long-lived assets	$40,228	$40,853

11.	CONTINGENCIES

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

The total costs incurred by the Company and its subsidiaries in connection with these sites, including legal fees incurred by the Company and its subsidiaries and their assessed share of remediation costs and excluding amounts paid or reimbursed by insurance carriers, were approximately $1 and $25 in the 13 weeks and 39 weeks, respectively, ended November 30, 2014 and were approximately $1 and $20 in the 13 weeks and 39 weeks, respectively, ended December 1, 2013. The Company had no recorded liabilities for environmental matters at November 30, 2014 or March 2, 2014.

The Company does not record environmental liabilities and related legal expenses for which the Company believes that it and its subsidiaries have general liability insurance coverage for the years during which the Company's subsidiaries' waste was disposed at three sites for which certain subsidiaries of the Company have been named as potentially responsible parties. Pursuant to such general liability insurance coverage, two insurance carriers had been paying 100% of the legal defense and remediation costs associated with such three sites since 1985. In the 2012 fiscal year fourth quarter, one of such insurance carriers, which had been paying 45% of such legal defense and remediation costs, indicated that it no longer agreed to such percentage. As a result, the Company commenced litigation against such insurance carriers and a third insurance carrier. The three insurance carriers and the Company have settled this matter; and pursuant to the settlement agreement, the three insurance carriers will pay 100% of the Company’s legal defense and remediation costs associated with such three sites.

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

Recently Issued

In May 2014, the FASB issued authoritative guidance on the recognition of revenue from customers. This guidance clarifies when an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. This guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2016. The Company is currently evaluating the impact this guidance will have on its consolidated results of operations, cash flows, financial position and disclosures and is currently unable to estimate the impact of this guidance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

Park Electrochemical Corp. (“Park” or the “Company”) is a global advanced materials company which develops, manufactures, markets and sells high-technology digital and RF/microwave printed circuit materials products principally for the telecommunications and internet infrastructure and high-end computing markets and advanced composite materials, parts and assemblies products and low volume tooling for the aerospace markets. Park’s core capabilities are in the areas of polymer chemistry formulation and coating technology. The Company’s manufacturing facilities are located in Singapore, France, Kansas, Arizona and California. The Company also maintains research and development facilities in Arizona, Kansas and Singapore.

Financial Overview

The Company's total net sales worldwide in the 13 weeks ended November 30, 2014 were lower than in last year's comparable period principally as a result of lower sales of the Company’s printed circuit materials products in North America and Asia, partially offset by higher sales of the Company’s aerospace composite materials, parts and assemblies. The Company's total net sales worldwide in the 39 weeks ended November 30, 2014 were lower than in last year's comparable period principally as a result of lower sales of the Company’s printed circuit materials products in North America, partially offset by higher sales of the Company’s aerospace composite materials, parts and assemblies and higher sales of the Company’s printed circuit materials products in Asia, primarily in the 2015 fiscal year first quarter. The Company’s total net sales worldwide in the 13 weeks ended November 30, 2014 were lower than in the 13 weeks ended August 31, 2014 principally as a result of lower sales of the Company’s printed circuit materials products in Asia and North America.

The Company’s gross profit margin, measured as a percentage of sales, decreased to 24.8% in the 2015 fiscal year third quarter from 27.8% in the 2014 fiscal year third quarter principally as a result of lower sales and production levels of its printed circuit materials products in North America and Asia and the fixed nature of certain overhead costs, which were partially offset by the higher sales of its aerospace products. Such lower sales and production levels were also partially offset by the benefits from the higher percentage of sales of higher margin, high performance printed circuit materials products in the 2015 fiscal year third quarter than in the 2014 fiscal year third quarter and the growing percentage of sales of the more technically advanced high performance products.

The Company’s gross profit margin increased to 30.0% in the 39-week period ended November 30, 2014 from 29.5% in last year’s comparable period. Such gross profit margin increase resulted from higher sales of its aerospace products and higher sales of its printed circuit materials products in Asia, primarily in the 2015 fiscal year first quarter, and the fixed nature of certain overhead costs. Such gross profit margin increase was also attributable to the benefits from the higher percentage of sales of higher margin, high performance printed circuit materials products in the 39-week period ended November 30, 2014 than in the 39-week period ended December 1, 2013 and the growing percentage of sales of the more technically advanced high performance products. The benefits of the aforementioned items on the Company’s gross profit margin were partially offset by lower sales and production levels at the Company’s printed circuit materials products at the Company’s business units in North America.

The Company’s gross profit margins in the 13 and 39 weeks ended November 30, 2014 also benefited from cost reduction initiatives in the United States.

The Company’s earnings from operations and net earnings were lower in the 13 weeks ended November 30, 2014 than in last year’s comparable period primarily as a result of the decrease in sales and the lower margin described above and the restructuring charges recorded in the 13 weeks ended November 30, 2014. Earnings from operations in the 13 weeks ended November 30, 2014, included pre-tax restructuring charges of $636,000 in connection with cost reduction initiatives in the United States and the closure in fiscal year 2013 of the Nelco Technology (Zhuhai FTZ) Ltd. (“Nelco Zhuhai”) facility located in the Free Trade Zone in Zhuhai, China and the closure in fiscal year 2009 of the New England Laminates Co., Inc. facility located in Newburgh, New York.

The Company’s earnings from operations and net earnings were lower in the 39 weeks ended November 30, 2014 than in last year’s comparable period primarily as a result of an increase in restructuring charges and a tax benefit recorded in the 39 weeks ended December 1, 2013. Earnings from operations in the 39 weeks ended November 30, 2014 included pre-tax restructuring charges of $986,000 related to the cost reduction initiatives and closures of the facilities mentioned above and a pre-tax charge of $260,000, included in selling, general and administrative expenses, for additional fees incurred in connection with the 2014 fiscal year-end audit. Earnings from operations in the 39 weeks ended December 1, 2013 included pre-tax restructuring charges of $319,000 related to the closure of the Nelco Zhuhai facility. Net earnings in the 39 weeks ended December 1, 2013 included a tax benefit of $2.2 million in connection with a tax refund related to amended federal income tax returns.

Results of Operations:

The following table provides the components of the consolidated statements of operations.

	13 Weeks Ended			39 Weeks Ended
(amounts in thousands,	November 30,	December 1,	%	November 30,	December 1,	%
except per share amounts)	2014	2013	Change	2014	2013	Change

Net sales	$34,679	$39,678	(13)%	$125,845	$127,613	(1)%
Cost of sales	26,081	28,640	(9)%	88,147	89,963	(2)%
Gross profit	8,598	11,038	(22)%	37,698	37,650	0%
Selling, general and administrative expenses	5,754	6,106	(6)%	18,602	18,703	(1)%
Restructuring charges	636	-	100%	986	319	209%
Earnings from operations	2,208	4,932	(55)%	18,110	18,628	(3)%
Interest expense	361	187	93%	1,074	543	98%
Interest income	222	139	60%	595	284	110%
Earnings before income taxes	2,069	4,884	(58)%	17,631	18,369	(4)%
Income tax provision	38	163	(77)%	2,429	674	260%
Net earnings	$2,031	$4,721	(57)%	$15,202	$17,695	(14)%

Earnings per share:
Basic earnings per share	$0.10	$0.23	(57)%	$0.73	$0.85	(14)%

Diluted earnings per share	$0.10	$0.23	(57)%	$0.72	$0.85	(15)%

Net Sales

The Company’s total net sales worldwide in the 13 weeks ended November 30, 2014 decreased to $34.7 million from $39.7 million in the 13 weeks ended December 1, 2013 primarily as a result of lower sales of the Company’s printed circuit materials products in North America and Asia, partially offset by higher sales of the Company’s aerospace composite materials, parts and assemblies.

The Company’s total net sales worldwide in the 39 weeks ended November 30, 2014 decreased to $125.8 from $127.6 million in the 39 weeks ended December 1, 2013 primarily as a result of lower sales of the Company’s printed circuit materials products in North America, partially offset by higher sales of the Company’s aerospace composite materials, parts and assemblies and higher sales of the Company’s printed circuit materials products in Asia, primarily in the 2015 fiscal year first quarter.

The Company’s total net sales of its printed circuit materials products were $25.4 million and $99.0 million in the 13 weeks and 39 weeks, respectively, ended November 30, 2014, or 73% and 79%, respectively, of the Company’s total net sales worldwide in such periods, compared to $31.5 million and $105.2 million in the 13 weeks and 39 weeks, respectively, ended December 1, 2013, or 79% and 82%, respectively, of the Company’s total net sales worldwide in such periods. The Company’s total net sales of its aerospace composite materials, parts and assemblies products were $9.3 million and $26.9 million in the 13 weeks and 39 weeks, respectively, ended November 30, 2014, or 27% and 21%, respectively, of the Company’s total net sales worldwide in such periods, compared to $8.2 million and $22.4 million in the 13 weeks and 39 weeks, respectively, ended December 1, 2013, or 21% and 18%, respectively, of the Company’s total net sales worldwide in such periods.

The Company's foreign sales were $17.3 million and $67.9 million, respectively, during the 13 weeks and 39 weeks ended November 30, 2014, or 50% and 54%, respectively, of the Company's total net sales worldwide during such periods, compared with $19.5 million and $63.8 million, respectively, of foreign sales, or 49% and 50%, respectively, of total net sales worldwide during last fiscal year's comparable periods. The Company’s foreign sales during the 13-week and 39-week periods ended November 30, 2014 decreased 11% and increased 6%, respectively, from the 2014 fiscal year comparable periods. The decrease in the 13-week period was primarily due to lower sales in Asia and the increase in the 39-week period was primarily due to higher sales in Asia in those comparable periods.

For the 13 weeks ended November 30, 2014, the Company’s sales in North America, Asia and Europe were 50%, 41% and 9%, respectively, of the Company’s total net sales worldwide compared to 51%, 43% and 6%, respectively, for the 13 weeks ended December 1, 2013. For the 39 weeks ended November 30, 2014, the Company’s sales in North America, Asia and Europe were 46%, 47% and 7%, respectively, of the Company’s total net sales worldwide compared to 50%, 43% and 7%, respectively, for the 39 weeks ended December 1, 2013. The Company’s sales in North America decreased 14%, its sales in Asia decreased 17% and its sales in Europe increased 31% in the 13-week period ended November 30, 2014 compared to the 13-week period ended December 1, 2013, and its sales in North America decreased 9%, its sales in Asia increased 8% and its sales in Europe decreased 3% in the 39-week period ended November 30, 2014 compared to the 39-week period ended December 1, 2013.

During the 13 weeks and 39 weeks ended November 30, 2014, the Company’s total net sales worldwide of high performance printed circuit materials were 92% of the Company’s total net sales worldwide of printed circuit materials, compared to 89% and 87%, respectively, in the 13 weeks and 39 weeks ended December 1, 2013.

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

Gross Profit

The Company’s gross profit in the 13 weeks ended November 30, 2014 was lower than the gross profit in the prior year’s comparable period and the gross profit as a percentage of sales for the Company’s worldwide operations in the 13 weeks ended November 30, 2014 decreased to 24.8% from 27.8% in the 13 weeks ended December 1, 2013 primarily due to lower sales and production levels of its printed circuit materials products in North America and Asia and the fixed nature of certain overhead costs, which were partially offset by the higher sales of its aerospace products. Such lower sales and production levels were also partially offset by the benefits from the higher percentage of sales of higher margin, high performance printed circuit materials products in the 2015 fiscal year third quarter than in the 2014 fiscal year third quarter and the growing percentage of sales of the more technically advanced high performance products.

The Company’s gross profit in the 39 weeks ended November 30, 2014 was relatively flat compared to the gross profit in the prior year’s comparable period and the gross profit as a percentage of sales for the Company’s worldwide operations in the 39 weeks ended November 30, 2014 increased to 30.0% from 29.5% in the 39 weeks ended December 1, 2013 primarily due to higher sales of its aerospace products and higher sales of its printed circuit materials products in Asia, primarily in the 2015 fiscal year first quarter, and the fixed nature of certain overhead costs. Such gross profit margin increase was also attributable to the benefits from the higher percentage of sales of higher margin, high performance printed circuit materials products in the 39-week period ended November 30, 2014 than in the 39-week period ended December 1, 2013, and the growing percentage of sales of the more technically advanced high performance products. The benefits of the aforementioned items on the Company’s gross profit margin were partially offset by lower sales and production levels of the printed circuit materials products at the Company’s business units in North America.

The Company’s gross profit margins in the 13 and 39 weeks ended November 30, 2014 also benefited from cost reduction initiatives in the United States.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $352,000 and by $101,000 during the 13 weeks and 39 weeks, respectively, ended November 30, 2014, or by 6% and 1%, respectively, compared with last fiscal year's comparable periods, and these expenses, measured as a percentage of sales, were 16.6% and 14.8%, respectively, in the 13 weeks and 39 weeks ended November 30, 2014 compared with 15.4% and 14.7%, respectively, in the 13 weeks and 39 weeks ended December 1, 2013. Selling, general and administrative expenses included stock option expenses of $306,000 and $912,000, respectively, for the 13 weeks and 39 weeks ended November 30, 2014, compared to stock option expenses of $240,000 and $787,000, respectively, for the 13 weeks and 39 weeks ended December 1, 2013.

The increase in selling, general and administrative expenses as a percentage of sales in the 13 weeks ended November 30, 2014 was related primarily to the decrease in sales discussed above and the fixed nature of certain of such expenses. The decrease in such expenses in the 13 weeks ended November 30, 2014 was primarily the result of a decrease in shipping expenses as a result of the decrease in sales, a decrease in legal expenses and a decrease in employment related expenses, partially offset by unfavorable changes in foreign exchange rates.

Restructuring Charges

In the 13 weeks and 39 weeks ended November 30, 2014, the Company recorded pre-tax restructuring charges of $636,000 and $986,000, respectively, in connection with cost reduction initiatives in the United States and the closure in prior years of its facilities located in Zhuhai, China and Newburgh, New York, compared to $0 and $319,000, respectively, for the 13 weeks and 39 weeks ended December 1, 2013 in connection with the closure of the facility in Zhuhai.

Earnings from Operations

For the reasons set forth above, the Company's earnings from operations were $2.2 million and $18.1 million, respectively, for the 13 weeks and 39 weeks ended November 30, 2014, which included the aforementioned restructuring charges of $636,000 and $986,000, respectively, and the additional fees of $260,000 in connection with the 2014 fiscal year-end audit, compared to $4.9 million and $18.6 million, respectively, for the 13 weeks and 39 weeks ended December 1, 2013, which included the aforementioned restructuring charges of $0 and $319,000, respectively.

Interest Expense

Interest expense in the 13 weeks and 39 weeks ended November 30, 2014 related to the Company’s outstanding borrowings under the four-year amended and restated revolving credit facility agreement that the Company entered into with PNC Bank, National Association in the fourth quarter of the 2014 fiscal year. The amended and restated agreement provides for loans of up to $104 million to the Company and letters of credit up to $2 million for the account of the Company and, subject to the terms and conditions of the agreement, an interest rate on the outstanding loan balance of LIBOR plus 1.10%. See “Liquidity and Capital Resources” and Note 5 of the Notes to Consolidated Financial Statements included elsewhere in this Report for additional information.

Interest Income

Interest income was $222,000 and $595,000, respectively, for the 13 weeks and 39 weeks ended November 30, 2014 compared to $139,000 and $284,000, respectively, for last fiscal year's comparable periods. Interest income increased 60% and 110%, respectively, for the 13 weeks and 39 weeks ended November 30, 2014 primarily as a result of a higher weighted average interest rate based on a larger amount of marketable securities held by the Company for the 13 weeks and 39 weeks ended November 30, 2014 compared with last fiscal year's comparable periods. During the 2015 and 2014 fiscal year periods, the Company earned interest income principally from its investments, which were primarily in short-term instruments and money market funds.

Income Tax Provision

The Company's effective income tax rates for the 13 weeks and 39 weeks ended November 30, 2014 were 1.8% and 13.8%, respectively, compared to 3.3% and 3.7%, respectively, for the 13 weeks and 39 weeks ended December 1, 2013. The effective tax rate for the 13 weeks ended November 30, 2014 was lower than the effective tax rate for the 39 weeks ended November 30, 2014 primarily as a result of discrete tax adjustments recorded in the 13 weeks ended November 30, 2014 related to restructuring charges. The rate for the 39 weeks ended December 1, 2013 was favorably affected by a tax benefit of $2.2 million recorded by the Company in the 2014 fiscal year second quarter in connection with a tax refund related to amended federal income tax returns.

Net Earnings

For the reasons set forth above, the Company's net earnings for the 13 weeks and 39 weeks ended November 30, 2014 were $2.0 million and $15.2 million, respectively, including in both such periods the pre-tax restructuring charges described above and the additional fees in connection with the 2014 fiscal year-end audit in the 39 week period, compared to net earnings of $4.7 million and $17.7 million, respectively, for the 13 weeks and 39 weeks ended December 1, 2013, including the $319,000 pre-tax restructuring charge in such 39 weeks and the tax benefit of $2.2 million recorded by the Company in the 2014 fiscal year second quarter in connection with a tax refund related to amended federal income tax returns.

Basic and Diluted Earnings Per Share

In the 13 weeks ended November 30, 2014, basic and diluted earnings per share were $0.10 and in the 39 weeks ended November 30, 2014 basic and diluted earnings per share were $0.73 and $0.72, respectively, including, in both such periods, the restructuring charges described above and the additional fees in connection with the 2014 fiscal year-end audit in the 39-week period. This compared to basic and diluted earnings per share of $0.23 and $ 0.85 in the 13 weeks and 39 weeks ended December 1, 2013, respectively, including, in both such periods, the restructuring charges in connection with the closure of Nelco Zhuhai and the tax benefit in connection with the tax refund related to amended federal income tax returns in the 39-week period. The net impact of the restructuring charges, additional fees and tax benefits discussed above reduced basic and diluted earnings per share by $0.2 in the 13 weeks ended November 30, 2014, reduced basic and diluted earnings per share by $0.04 in the 39 weeks ended November 30, 2014 and increased both basic and diluted earnings per share by $0.09 in both the 13 weeks and 39 weeks ended December 1, 2013.

Liquidity and Capital Resources:

(amounts in thousands)	November 30,	March 2,
	2014	2014	Increase

Cash and marketable securities	$285,307	$270,356	$14,951
Restricted cash	25,000	25,000	-
Working capital	291,455	286,997	4,458

	39 Weeks Ended
(amounts in thousands)	November 30,	December 1,	Increase /
	2014	2013	(Decrease)

Net cash flows from operating activities	$20,961	$22,675	$(1,714)
Net cash flows from investing activities	1,259	(74,841)	76,100
Net cash flows from financing activities	(4,799)	(5,265)	466

Cash and Marketable Securities

Of the $285.3 million of cash and marketable securities at November 30, 2014, approximately $239.5 million was owned by certain of the Company’s wholly owned foreign subsidiaries. In the fourth quarter of fiscal year 2014, the Company recorded a non-cash charge for the accrual of U.S. deferred income taxes in the amount of $64.0 million on the undistributed earnings of the Company’s subsidiary in Singapore. The charge included $34.4 million related to the U.S. income tax that would be payable if the Company were to repatriate funds in an after-tax amount necessary to repay the Company’s existing $104.0 million principal amount bank loan from PNC Bank and an additional $29.6 million relating to the remainder of the undistributed earnings of the Company’s subsidiary in Singapore at March 2, 2014. The Company has no current plan to repatriate the undistributed earnings of its subsidiary in Singapore. The Company believes it has sufficient liquidity in the United States to fund its activities in the United States for the foreseeable future.

The change in cash, marketable securities and restricted cash at November 30, 2014 compared to March 2, 2014 was the result of cash provided by operating activities and a number of additional factors, including the following:

●	prepaid expenses and other current assets decreased by 25% at November 30, 2014 compared to March 2, 2014 primarily due to the receipt of an income tax refund;

●	other assets increased by 126% at November 30, 2014 compared to March 2, 2014 primarily due to the increase in deferred tax assets;

●	accounts payable decreased by 24% at November 30, 2014 compared to March 2, 2014 primarily due the timing of vendor payments and raw material purchases from suppliers,

●	accrued liabilities increased by 11% at November 30, 2014 compared to March 2, 2014 due in part to the increase in restructuring accruals; and

●	income taxes payable increased 44% at November 30, 2014 compared to March 2, 2014 primarily as a result of income tax payments, offset by the current period tax provision.

In addition, as described below, the Company paid $6.3 million in cash dividends in both the 39 weeks ended November 30, 2014 and the 39 weeks ended December 1, 2013.

Working Capital

The increase in working capital at November 30, 2014 compared to March 2, 2014 was due principally to the increase in cash and marketable securities and the decrease in accounts payable partially offset by the increases in accrued liabilities, income taxes payable and the current portion of long-term debt.

The Company's current ratio (the ratio of current assets to current liabilities) was 10.1 to 1 at November 30, 2014 compared to 12.8 to 1 at March 2, 2014.

Cash Flows

During the 39 weeks ended November 30, 2014, net earnings from the Company's operations, before depreciation and amortization, stock based compensation, provision for deferred income taxes and amortization of bond premium, of $17.5 million increased by a net reduction in working capital items, resulted in $21.0 million of cash provided by operating activities. During the same 39 weeks, the Company expended $381,000 for the purchase of property, plant and equipment, compared with $773,000 for the 39 weeks ended December 1, 2013, and paid $6.3 million in dividends on its common stock in each of such 39-week periods.

Debt

At November 30, 2014 and March 2, 2014, the Company had $104.0 million of bank debt. In the fourth quarter of 2014, the Company entered into a four-year amended and restated revolving credit facility agreement (the “Amended Credit Agreement”) with PNC Bank, National Association. The Amended Credit Agreement provides for loans up to $104.0 million to the Company and letters of credit up to $2.0 million for the account of the Company, and subject to the terms and conditions of the Amended Credit Agreement, an interest rate on the outstanding loan balance of LIBOR plus 1.10%. Other interest rate options are available to the Company under the Amended Credit Agreement. At the end of 2014, the Company borrowed $104.0 million under the Amended Credit Agreement and used all of such borrowed funds to finance the payment of a special cash dividend of $2.50 per share, totaling $52.2 million, paid to its shareholders on February 25, 2014 and to continue the $52.0 million loan that was provided under the credit facility agreement that the Company entered into with PNC Bank in January 2013 to finance the payment of a special cash dividend of $2.50 per share, totaling $52.0 million, paid to the Company’s shareholders on February 26, 2013. The Amended Credit Agreement entered into in 2014 replaced the credit facility agreement entered into in 2013. The Company incurred $1.1 million of interest expense in the 39 weeks ended November 30, 2014 under the Amended Credit Agreement. The $104.0 million outstanding amount under the Amended Credit Agreement is payable as follows: $10.0 million due on February 12, 2015 followed by four quarterly installments of $2.5 million and then eight quarterly installments of $3.8 million with the remaining amount outstanding payable on February 12, 2018 and excludes a pre-payment penalty. The Amended Credit Agreement also contains certain customary affirmative and negative covenants and customary financial covenants, including maintaining minimum domestic liquid assets of $25,000 in cash and marketable securities. See Note 5 of the Notes to Consolidated Financial Statements included elsewhere in this Report.

Other Liquidity Factors

The Company believes its financial resources will be sufficient, for the foreseeable future, to provide for continued investment in working capital and property, plant and equipment and for general corporate purposes. The Company’s financial resources are also available for purchases of the Company's common stock, appropriate acquisitions and other expansions of the Company's business.

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

Critical Accounting Policies and Estimates:

The foregoing Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company's Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these Consolidated Financial Statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent liabilities. On an on-going basis, the Company evaluates its estimates, including those related to sales allowances, allowances for doubtful accounts, inventories, valuation of long-lived assets, income taxes, contingencies and litigation, and employee benefit programs. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company’s critical accounting policies that are important to the Consolidated Financial Statements and that entail, to a significant extent, the use of estimates and assumptions and the application of management’s judgment are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Company’s Annual Report on Form 10-K for the fiscal year ended March 2, 2014. There have been no significant changes to such accounting policies during the 2015 fiscal year third quarter.

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

Item 3.     Quantitative and Qualitative Disclosure About Market Risk.

The Company's market risk exposure at November 30, 2014 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended March 2, 2014.

Item 4.     Controls and Procedures.

(a)     Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of November 30, 2014, the end of the quarterly fiscal period covered by this quarterly report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to shares of the Company's Common Stock acquired by the Company during each month included in the Company’s 2015 fiscal year third quarter ended November 30, 2014.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

September 1 - September 30	0	-	0

October 1 - October 30	0	-	0

October 31 - November 30	7,808	$21.98	7,808

Total	7,808	$21.98	7,808	1,250,000	(a)

(a)

Aggregate number of shares available to be purchased by the Company pursuant to a share purchase authorization announced on January 8, 2015. Pursuant to such authorization, the Company is authorized to purchase its shares from time to time on the open market or in privately negotiated transactions.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at November 30, 2014 (unaudited) and March 2, 2014; (ii) Consolidated Statements of Operations for the 13 weeks and 39 weeks ended November 30, 2014 and December 1, 2013 (unaudited); (iii) Consolidated Statements of Comprehensive Earnings for the 13 weeks and 39 weeks ended November 30, 2014 and December 1, 2013 (unaudited); and (iv) Condensed Consolidated Statements of Cash Flows for the 39 weeks ended November 30, 2014 and December 1, 2013 (unaudited) * +

*     Filed electronically herewith.

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

Park Electrochemical Corp.
(Registrant)

Date: January 9, 2015	/s/ Brian E. Shore
Brian E. Shore
Chief Executive Officer
(principal executive officer)

Date: January 9, 2015	/s/ P. Matthew Farabaugh
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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at November 30, 2014 (unaudited) and March 2, 2014; (ii) Consolidated Statements of Operations for the 13 weeks and 39 weeks ended November 30, 2014 and December 1, 2013 (unaudited); (iii) Consolidated Statements of Comprehensive Earnings for the 13 weeks and 39 weeks ended November 30, 2014 and December 1, 2013 (unaudited); and (iv) Condensed Consolidated Statements of Cash Flows for the 39 weeks ended November 30, 2014 and December 1, 2013 (unaudited) * +

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