Form 10-K
period 2015-03-01
PARK ELECTROCHEMICAL CORP
filed 2015-05-15
CIK 76267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended March 1, 2015

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

Title of Class	Aggregate Market Value	As of Close of Business On
Common Stock, par value $.10 per share	$577,826,253	August 29, 2014

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding	As of Close of Business On
Common Stock, par value $.10 per share	20,387,169	May 8, 2015

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Shareholders to be held July 21, 2015 incorporated by reference into Part III of this Report.

PART I

ITEM 1.       BUSINESS.

General

Park Electrochemical Corp. (“Park”), through its subsidiaries (unless the context otherwise requires, Park and its subsidiaries are hereinafter called the “Company”), is a global advanced materials company which develops, manufactures, markets and sells high-technology digital and radio frequency (“RF”)/microwave printed circuit materials products principally for the telecommunications and internet infrastructure and high-end computing markets and advanced composite materials, parts and assemblies and low-volume tooling products for the aerospace markets. Park’s core capabilities are in the areas of polymer chemistry formulation and coating technology.

Park operates through fully integrated business units in Asia, Europe and North America. The Company's manufacturing facilities are located in Singapore, France, Kansas, Arizona and California. The Company also maintains research and development facilities in Arizona, Kansas and Singapore.

Sales of Park’s printed circuit materials products were 78%, 82% and 85% of the Company’s total net sales worldwide in the 2015, 2014 and 2013 fiscal years, respectively, and sales of Park’s advanced composite materials, parts and assemblies products were 22%, 18% and 15% of the Company’s total net sales worldwide in the 2015, 2014 and 2013 fiscal years, respectively.

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

AEROGLIDE®, COREFIX®, EASYCURE E-710®, EF®, LD®, MERCURYWAVE®, METEORWAVE®, NELCO®, RTFOIL®, SI® and TIN CITY AIRCRAFT WORKS® are registered trademarks of Park Electrochemical Corp., and ALPHASTRUT™, ELECTROGLIDE™, ELECTROVUE™, EP™, PEELCOTE™, POWERBOND™ and SIGMASTRUT™ are common law trademarks of Park Electrochemical Corp.

Printed Circuit Materials

Printed Circuit Materials - Operations

The Company is a leading global designer and manufacturer of advanced printed circuit materials used to fabricate complex multilayer printed circuit boards and other electronic interconnection systems, such as multilayer back-planes, wireless packages, high-speed/low-loss multilayers and high density interconnects (“HDIs”). The Company’s multilayer printed circuit materials consist of copper-clad laminates and prepregs, which is an acronym for pre-impregnated material. The Company has long-term relationships with its major customers, which include leading independent printed circuit board fabricators, electronic manufacturing service companies, electronic contract manufacturers and major electronic original equipment manufacturers ("OEMs"). Multilayer printed circuit boards and interconnect systems are used in virtually all advanced electronic equipment to direct, sequence and control electronic signals between semiconductor devices (such as microprocessors and memory and logic devices), passive components (such as resistors and capacitors) and connection devices (such as infra-red couplings, fiber optics, compliant pin and surface mount connectors). Examples of end uses of the Company’s digital printed circuit materials include high speed routers and servers, telecommunications switches, storage area networks, supercomputers, satellite switching equipment, and wireless local area networks ("LANs"). The Company's RF/microwave printed circuit materials are used primarily for military avionics, antennas for cellular telephone base stations, automotive adaptive cruise control systems and avionic communications equipment. The Company has developed long-term relationships with major customers as a result of its leading edge products, extensive technical and engineering service support and responsive manufacturing capabilities.

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

The Company’s high performance printed circuit materials consist of high-speed, low-loss Cathodic Anodic Filament (“CAF”) resistant materials for digital and RF/microwave applications requiring lead-free compatibility and high bandwidth signal integrity, BT materials, polyimides for applications that demand extremely high thermal performance, cyanate esters, quartz reinforced materials, and PTFE and modified epoxy materials for RF/microwave systems that operate at frequencies up to at least 79 GHz.

The Company has developed long-term relationships with select customers through broad-based technical support and service, as well as manufacturing proximity and responsiveness at multiple levels of the customer’s organization. The Company focuses on developing a thorough understanding of its customer’s business, product lines, processes and technological challenges. The Company seeks customers which are industry leaders committed to maintaining and improving their industry leadership positions and which are committed to long-term relationships with their suppliers. The Company also seeks business opportunities with the more advanced printed circuit fabricators and electronic equipment manufacturers who are interested in maximizing the full value of the products and services provided by their suppliers. The Company believes its proactive and timely support in assisting its customers with the integration of advanced materials technology into new product designs further strengthens its relationships with its customers.

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

Printed Circuit Materials – Customers and End Markets

The Company’s customers for its advanced printed circuit materials include the leading independent printed circuit board fabricators, electronic manufacturing service (“EMS”) companies, electronic contract manufacturers (“ECMs”) and major electronic original equipment manufacturers ("OEMs") in the computer, networking, telecommunications, wireless communications, aerospace, military, instrumentation and automotive industries located throughout North America, Europe and Asia. The Company seeks to align itself with the larger, more technologically-advanced and better capitalized independent printed circuit board fabricators and major electronic equipment manufacturers which are industry leaders committed to maintaining and improving their industry leadership positions and to building long-term relationships with their suppliers. The Company’s selling effort typically involves several stages and relies on the talents of Company personnel at different levels, from management to sales personnel and quality engineers. In recent years, the Company has augmented its traditional sales personnel with an OEM marketing team and process and product technology specialists.

During the Company’s 2015 fiscal year, the Company did not have sales to any customer that equaled or exceeded 10% of the Company’s total worldwide sales. During the Company’s 2014 fiscal year, approximately 15.8% of the Company's total worldwide sales were to TTM Technologies, Inc., a leading manufacturer of printed circuit boards. During the Company’s 2013 fiscal year, approximately 16.1% of the Company’s total worldwide sales were to TTM Technologies, Inc. and approximately 10.1% of the Company’s total worldwide sales were to Sanmina-SCI Corporation, a leading electronics contract manufacturer and manufacturer of printed circuit boards. During the Company’s 2014 and 2013 fiscal years, sales to no other customer of the Company equaled or exceeded 10% of the Company’s total worldwide sales.

Although the Company’s printed circuit materials business is not dependent on any single customer, the loss of a major customer or of a group of customers could have a material adverse effect on the Company’s business or its consolidated results of operations or financial position.

The Company’s printed circuit materials products are marketed primarily by sales personnel and, to a lesser extent, by independent distributors and independent sales representatives in industrial centers in Europe and Asia.

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

The Company manufactures copper-clad laminates by first setting up in a clean room an assembly of one or more plies of prepreg stacked together with a sheet of specially manufactured copper foil on the top and bottom of the assembly. This assembly, together with a large quantity of other laminate assemblies, is then inserted into a large, multiple opening vacuum lamination press. The laminate assemblies are then laminated under simultaneous exposure to heat, pressure and vacuum. After the press cycle is complete, the laminates are removed from the press and sheeted, sheared and finished to customer specifications. The product is then inspected and packaged for shipment to the customer.

The Company manufactures multilayer printed circuit materials at four fully integrated facilities located in the United States, Europe and Southeast Asia. The Company opened its California facility in 1965, its Arizona facility in 1984, its Singapore facility in 1986 and its France facility in 1992. The Company services the North American market principally through its United States manufacturing facilities, the European market principally through its manufacturing facilities in the United States and in France, and the Asian market principally through its Singapore manufacturing facility. During the 2014 fiscal year, the Company modified certain of the equipment in its printed circuit materials facility in Singapore to support the production of PTFE laminates and other laminates requiring elevated process temperatures. By maintaining technical and engineering staffs at each of its manufacturing facilities, the Company is able to deliver fully-integrated products and services on a timely basis.

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

Significant increases in the cost of materials purchased by the Company could also have a material adverse effect on the Company’s business and results of operations if the Company were unable to pass such increases through to its customers. During the 2015, 2014 and 2013 fiscal years, the Company experienced significant volatility in the cost of copper foil, one of the Company’s primary raw materials. The Company generally passes changes in the costs of its raw materials through to its customers.

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

Advanced Composite Materials, Parts and Assemblies

Advanced Composite Materials, Parts and Assemblies - Operations

The Company also develops and manufactures engineered, advanced composite materials and advanced composite parts and assemblies and low-volume tooling for the aerospace markets and prototype tooling for such parts and assemblies.

The Company’s advanced composite materials are developed and manufactured by the Company’s Park Aerospace Technologies Corp. (“PATC”) business unit located at the Newton, Kansas Airport and by the Company’s Nelco Products Pte. Ltd. business unit in Singapore. The Company’s advanced composite parts and assemblies and low-volume tooling are also developed and manufactured by the Company’s PATC business unit.

PATC offers a full range of advanced composite materials manufacturing capability, as well as composite parts design, assembly and production capability, all in its Newton facility. PATC offers composite aircraft and space vehicle parts design and assembly services, in addition to “build-to-print” services. The Company believes that the ability of its PATC facility to offer such a wide and comprehensive array of composite materials and parts manufacturing and development technology and capability to the aircraft and space vehicle industries provides attractive benefits and advantages to those industries.

Advanced Composite Materials, Parts and Assemblies – Industry Background

The advanced composite materials manufactured by the Company and its competitors are used primarily to fabricate light-weight, high-strength structures with specifically designed performance characteristics. Composite materials are typically highly specified combinations of resin formulations and reinforcements. Reinforcements can be unidirectional fibers, woven fabrics, or non-woven goods such as mats or felts. Reinforcement materials are constructed of E-glass (fiberglass), carbon fiber, S2 glass, aramids, such as Kevlar® ("Kevlar" is a registered trademark of E.I. du Pont de Nemours & Co.) and Twaron® (“Twaron” is a registered trademark of Teijin Twaron B.V. LLC), quartz, polyester and other synthetic materials. Resin formulations are typically highly proprietary, and include various chemical and physical mixtures. The Company produces resin formulations using various epoxies, polyesters, phenolics, cyanate esters, polyimides and other complex matrices. The reinforcement combined with the resin is referred to as a “prepreg”. Advanced composite materials can be broadly categorized as either a thermoset or a thermoplastic. While both material types require the addition of heat to form a consolidated laminate, thermoplastics can be reformed using additional heat. Once fully cured, thermoset materials cannot be further reshaped. The Company believes that the demand for thermoset advanced materials is greater than that for thermoplastics due to the fact that fabrication processes for thermoplastics require much higher temperatures and pressures and are, therefore, typically more capital intensive than the fabrication processes for thermoset materials.

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

Advanced Composite Materials, Parts and Assemblies – Products

The advanced composite materials products manufactured by the Company are primarily thermoset curing prepregs. The Company has developed proprietary resin formulations to suit the needs of the markets in which it participates by analyzing the needs of the markets and working with its customers. The complex process of developing resin formulations and selecting the proper reinforcement is accomplished through a collaborative effort of the Company’s research and development and technical sales and marketing resources working with the customers’ technical staff. The Company focuses on developing a thorough understanding of its customers’ businesses, product lines, processes and technical challenges. The Company develops innovative solutions which utilize technologically advanced materials and concepts for its customers.

The Company’s advanced composite materials products include prepregs manufactured from proprietary formulations using modified epoxies, phenolics, polyesters, cyanate esters and polyimides combined with woven, non-woven and unidirectional reinforcements. Reinforcement materials used to produce the Company’s products include polyacrylonitrile (“PAN”) based carbons, E-glass, S2 glass, polyester, quartz, carbonized rayon, carbon fiber, aramids, such as Kevlar® (“Kevlar” is a registered trademark of E.I. du Pont de Nemours & Co.), Twaron® (“Twaron” is a registered trademark of Teijin Twaron B.V. LLC), polyester and other synthetic materials. The Company also sells certain specialty fabrics, such as Raycarb C2, a carbonized rayon fabric produced by Airbus Safran Launchers SAS (formerly Herakles, formerly Snecma Propulsion Solide) and used mainly in the rocket motor industry.

The Company’s composite parts and assemblies are manufactured with carbon, fiberglass and other reinforcements impregnated with formulated resins. Certain of these impregnated reinforcements, or prepregs, are also manufactured by PATC.

Advanced Composite Materials, Parts and Assemblies – Customers and End Markets

The Company’s advanced composite materials, parts and assemblies customers include manufacturers in the aerospace, fixed and rotary wing aircraft, rocket motor, electronics, RF and specialty industrial markets. The Company’s materials are marketed primarily by sales personnel and, to a lesser extent, by independent distributors and independent sales representatives.

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

Advanced Composite Materials, Parts and Assemblies – Materials and Sources of Supply

The Company designs and manufactures its advanced composite materials to its own specifications and to the specifications of its customers. Product development efforts are focused on developing prepreg materials that meet the specifications of the customers. The materials used in the manufacture of these engineered materials include graphite and carbon fibers and fabrics, aramids, such as Kevlar® ("Kevlar" is a registered trademark of E.I. du Pont de Nemours & Co.) and Twaron® (“Twaron” is a registered trademark of Teijin Twaron B.V. LLC), quartz, fiberglass, polyester, specialty chemicals, resins, films, plastics, adhesives and certain other synthetic materials. The Company purchases these materials from several suppliers. Substitutes for many of these materials are not readily available. The qualification and certification of advanced composite materials for certain FAA certified aircraft typically include specific requirements for raw material supply and may restrict the Company’s flexibility in qualifying alternative sources of supply for certain key raw materials. The Company continues to work to determine acceptable alternatives for several raw materials.

The Company manufactures composite parts and assemblies primarily to its customers’ specifications using its own composite materials or composite materials supplied by third parties, based on the specific requirements of the Company’s customers.

Advanced Composite Materials, Parts and Assemblies – Competition

The Company has many competitors in the advanced composite materials, parts and assemblies markets, ranging in size from large international corporations to small regional producers. Several of the Company’s largest competitors are vertically integrated, producing raw materials, such as carbon fiber and cloth, as well as composite parts and assemblies. Some of the Company’s competitors may also serve as a supplier to the Company. The Company competes for business primarily on the basis of responsiveness, product performance, product qualification, FAA data base design allowables and innovative new product development.

Backlog

The Company considers an item as backlog when it receives a purchase order specifying the number of units to be purchased, the purchase price, specifications and other customary terms and conditions. At April 26, 2015, the unfilled portion of all purchase orders received by the Company and believed by it to be firm was approximately $28,147,000, compared to $33,755,000 at April 27, 2014. A major portion of the Company’s backlog consists of composite materials.

Various factors contribute to the size of the Company’s backlog. Accordingly, the foregoing information may not be indicative of the Company’s results of operations for any period subsequent to the fiscal year ended March 1, 2015.

Patents and Trademarks

The Company holds several patents and trademarks or licenses thereto. In the Company’s opinion, some of these patents and trademarks are important to its products. Generally, however, the Company does not believe that an inability to obtain new; or to defend existing, patents and trademarks would have a material adverse effect on the Company.

Employees

At March 1, 2015, the Company had 461 employees. Of these employees, 395 were engaged in the Company’s manufacturing operations, and 66 consisted of executive, sales and marketing and research and development personnel and general administrative staff.

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

The Company's operating results could be negatively affected if the Company were unable to maintain and increase its technological and manufacturing capability and expertise. Rapid technological advances in semiconductors and electronic equipment have placed rigorous demands on the printed circuit materials manufactured by the Company and used in printed circuit board production.

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

During the 2013, 2014 and 2015 fiscal years, the Company experienced significant volatility in the cost of copper foil, one of the Company’s primary raw materials. The Company generally passes changes in the costs of its raw materials through to its customers. See “Business—Printed Circuit Materials—Materials and Sources of Supply” in Item 1 of Part I of this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this Report.

The Company's customer base is highly concentrated, and the loss of one or more customers could adversely affect the Company's business.

A loss of one or more key customers could adversely affect the Company's profitability. The Company's customer base is concentrated, in part, because the Company's business strategy has been to develop long-term relationships with a select group of customers. During the Company's fiscal years ended March 1, 2015, March 2, 2014 and March 3, 2013, the Company's ten largest customers accounted for approximately 53%, 59% and 63%, respectively, of net sales. The Company expects that sales to a relatively small number of customers will continue to account for a significant portion of its net sales for the foreseeable future. See "Business—Printed Circuit Materials—Customers and End Markets” and “Business—Advanced Composite Materials, Parts and Assemblies—Customers and End Markets” in Item 1 of Part I of this Report.

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

In the 2013 fiscal year third quarter, the Company closed its Park Advanced Composite Materials, Inc. (“PACM”) facility, located in Waterbury, Connecticut, after the completion of the transfer of PACM’s aerospace composite materials manufacturing activities to PATC. In the 2013 fiscal year second quarter, the Company closed its Nelco Technology (Zhuhai FTZ) Ltd. facility located in the Free Trade Zone in Zhuhai, China and transferred the manufacturing activities conducted by such business unit to the Company’s Nelco Products Pte. Ltd. business unit located in Singapore.

ITEM 3.       LEGAL PROCEEDINGS.

None.

ITEM 4.       MINE SAFETY DISCLOSURES.

None.

Executive Officers of the Registrant.

Name	Title	Age
Brian E. Shore	Chief Executive Officer, and a Director	63

Christopher T. Mastrogiacomo	President and Chief Operating Officer	57

Stephen E. Gilhuley	Executive Vice President-Administration and Secretary	70

P. Matthew Farabaugh	Vice President and Chief Financial Officer	54

Constantine Petropoulos	Vice President and General Counsel	37

Mark A. Esquivel	Vice President- Aerospace	42

Mr. Shore has served as a Director of the Company since 1983 and as Chairman of the Board of Directors since July 2004. He was elected a Vice President of the Company in January 1993, Executive Vice President in May 1994, President in March 1996, and Chief Executive Officer in November 1996. He was President until July 28, 2014, when he was succeeded by Mr. Mastrogiacomo. Mr. Shore also served as General Counsel of the Company from April 1988 until April 1994.

Mr. Mastrogiacomo was elected President and Chief Operating Officer on July 28, 2014 after having served as Executive Vice President and Chief Operating Officer since June 1, 2011 and as Senior Vice President of Strategic Marketing since December 8, 2010. Prior to joining the Company as Vice President of Strategic Marketing in September 2010, Mr. Mastrogiacomo held senior management positions with Sanmina-SCI Corporation, a leading electronics contract manufacturing services company, and its predecessor, Hadco Corporation, a major manufacturer of advanced electronic interconnect systems. Since 2008, Mr. Mastrogiacomo was Senior Vice President, Printed Wiring Board (USA) of Sanmina-SCI Corporation; from 2004 to 2008, he was Senior Vice President of Operations, the Americas Enclosures Systems of Sanmina-SCI; and from 2000 to 2004, he was Senior Vice President, Printed Wiring Board Operations of Sanmina-SCI. During the twelve years prior to 1997, he held several management positions with Hadco Corporation.

Mr. Gilhuley was elected Executive Vice President – Administration on April 5, 2012, and he has been Secretary of the Company since July 1996. Prior to April 5, 2012, he had been Executive Vice President of the Company since October 2006 and Senior Vice President from March 2001 to October 2006. He also was General Counsel of the Company from April 1994 to October 2011, when he was succeeded by Stephen M. Banker, who was Vice President and General Counsel from October 2011 to May 2014 and who was succeeded by Mr. Petropoulos.

Mr. Farabaugh was elected Vice President and Chief Financial Officer on April 9, 2012. He had been Vice President and Controller of the Company since October 2007. Prior to joining the Company, Mr. Farabaugh was Corporate Controller of American Technical Ceramics, a publicly traded international company and a manufacturer of electronic components, located in Huntington Station, New York, from 2004 to September 2007 and Assistant Controller from 2000 to 2004. Prior thereto, Mr. Farabaugh was Assistant Controller of Park Electrochemical Corp. from 1989 to 2000. Prior to joining Park in 1989, Mr. Farabaugh had been a senior accountant with KPMG.

Mr. Petropoulos was elected Vice President and General Counsel on September 4, 2014. Prior to joining the Company, Mr. Petropoulos had been Managing Attorney at Scientific Games Corporation in New York City since November 2011. From September 2007 to October 2011, he was Senior Corporate Counsel, Finance & Strategic Development, at Coca-Cola HBC SA in Attica, Greece; and from October 2002 to September 2007 he was an attorney at Latham & Watkins LLP in New York City.

Mr. Esquivel was appointed Vice President- Aerospace of the Company in April 2015. Mr. Esquivel was also appointed as President of the Company’s PATC business unit in Newton, Kansas. Mr. Esquivel has been employed by the Company and its subsidiaries in various positions since 1994. He was Vice President of Aerospace Composite Parts of PATC from March 2012 to April 2015 and President of PATC from June 2010 to March 2012. Prior to June 2010, Mr. Esquivel was Vice President and General Manager of Neltec, Inc., the Company’s high-technology circuitry materials business unit located in Tempe, Arizona, and responsible for the day-to-day operations of Neltec, Inc., since his appointment to that position in September 2008. He served as Manufacturing Manager of Neltec, Inc. from August 2004 to September 2008 and as Materials Manager from February 2001 to August 2004, and he held various positions since he originally joined Neltec, Inc. in 1994.

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

For the Fiscal Year Ended	Stock Price		Dividends
March 1, 2015	High	Low	Declared
First Quarter	$30.60	$24.03	$0.10
Second Quarter	32.46	25.59	0.10
Third Quarter	28.34	19.31	0.10
Fourth Quarter	25.87	20.50	1.60	(a)

For the Fiscal Year Ended	Stock Price		Dividends
March 2, 2014	High	Low	Declared
First Quarter	$26.41	$22.31	$0.10
Second Quarter	28.43	23.08	0.10
Third Quarter	30.18	26.32	0.10
Fourth Quarter	30.64	24.88	2.60	(b)

(a)    During the 2015 fiscal year fourth quarter, the Company declared its regular quarterly cash dividend of $0.10 per share in December 2014, payable February 2, 2015 to shareholders of record on January 5, 2015, and declared a special cash dividend of $1.50 per share in January 2015, payable February 24, 2015 to shareholders of record on February 10, 2015.

(b)    During the 2014 fiscal year fourth quarter, the Company declared its regular quarterly cash dividend of $0.10 per share in December 2013, payable February 3, 2014 to shareholders of record on January 3, 2014, and  declared a special cash dividend of $2.50 per share in January 2014, payable February 25, 2014 to shareholders of record on February 11, 2014.

 As of May 8, 2015, there were 618 holders of record of Common Stock.

The Company expects, for the immediate future, to continue to pay regular cash dividends.

The following table provides information with respect to shares of the Company’s Common Stock acquired by the Company during each month included in the Company’s 2015 fiscal year fourth quarter ended March 1, 2015.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

December 1 - January 1	-	$-	0

January 2 - February 1	95,334	21.52	95,334

February 2 - March 1	23,422	21.78	23,422

Total	118,756	$21.58	118,756	1,131,244 (a)

(a)       Aggregate number of shares available to be purchased by the Company pursuant to a share purchase authorization announced on January 8, 2015. Pursuant to such authorization, the Company is authorized to purchase its shares from time to time on the open market or in privately negotiated transactions.

In addition to the shares shown in the table above, the Company purchased an aggregate of 444,834 shares during the period March 9, 2015 through April 24, 2015 at an average price paid per share of $21.32, leaving an aggregate total of 686,410 shares available to be purchased by the Company pursuant to the aforementioned share purchase authorization announced on January 8, 2015. All of such 444,834 shares were purchased by the Company pursuant to a Rule 10b5-1 Stock Purchase Plan established by the Company on February 13, 2015 and terminated by the Company on April 24, 2015. Additional purchases by the Company pursuant to the aforementioned share purchase authorization may occur from time to time in the future. As previously announced by the Company, shares purchased by the Company will be retained as treasury stock and will be available for use under the Company’s stock option plan and for other corporate purposes.

ITEM 6.        SELECTED FINANCIAL DATA.

The following selected consolidated financial data of Park and its subsidiaries is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements, related Notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein. Insofar as such consolidated financial information relates to the five fiscal years ended March 1, 2015 and is as of the end of such periods, it is derived from the Consolidated Financial Statements for the five fiscal years ended March 1, 2015 and as of such dates audited by the Company’s independent registered public accounting firms. The Consolidated Financial Statements as of March 1, 2015 and March 2, 2014, and for each of the three years ended March 1, 2015, March 2, 2014 and March 3, 2013, together with the report of the independent registered public accounting firm for the year ended March 1, 2015 and the report of the independent registered public accounting firm for the years ended March 2, 2014 and March 3, 2013, appear in Item 8 of Part II of this Report.

	Fiscal Year Ended
	(Amounts in thousands, except per share amounts)
	March 1,	March 2,	March 3,	February 26,	February 27,
	2015	2014	2013	2012	2011

STATEMENT OF EARNINGS INFORMATION

Net sales	$162,086	$165,764	$176,416	$193,254	$211,652
Cost of sales	113,133	117,664	125,866	138,512	141,751
Gross profit	48,953	48,100	50,550	54,742	69,901
Selling, general and administative expenses	24,373	25,168	26,595	28,247	27,917
Restructuring charges	1,179	546	3,703	1,250	1,312
Earnings from operations	23,401	22,386	20,252	25,245	40,672
Interest expense	1,438	764	14	-	-
Interest and other income	827	460	647	808	645
Litigation and insurance settlements	-	-	-	1,598	-
Earnings before income taxes	22,790	22,082	20,885	27,651	41,317
Income tax provision	2,747	64,411	3,924	4,209	8,696
Net earnings (loss)	$20,043	$(42,329)	$16,961	$23,442	$32,621

Earnings per share:
Basic earnings (loss) per share	$0.96	$(2.03)	$0.82	$1.13	$1.58

Diluted earnings (loss) per share	$0.96	$(2.03)	$0.81	$1.13	$1.58

Cash dividends per common share	$1.90	$2.90	$2.90	$0.40	$1.40

Weighted average number of common shares outstanding:
Basic	20,912	20,849	20,801	20,746	20,628
Diluted	20,986	20,849	20,823	20,792	20,675

BALANCE SHEET INFORMATION

Working capital	$283,535	$286,997	$303,996	$290,149	$271,706
Total assets	350,682	377,093	369,658	365,988	353,808
Long-term debt	84,000	94,000	52,000	-	-
Shareholders' equity	181,599	200,543	299,922	343,211	325,308

See notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General:

Park Electrochemical Corp. (“Park” or the “Company”) is a global advanced materials company which develops, manufactures, markets and sells high-technology digital and RF/microwave printed circuit materials products principally for the telecommunications and internet infrastructure and high-end computing markets and advanced composite materials, parts and assemblies products and low-volume tooling for the aerospace markets. Park’s core capabilities are in the areas of polymer chemistry formulation and coating technology. The Company’s manufacturing facilities are located in Singapore, France, Kansas, Arizona and California. The Company also maintains research and development facilities in Arizona, Kansas and Singapore.

The Company’s fiscal year is the 52 or 53 week period ending the Sunday nearest to the last day of February. The 2015, 2014 and 2013 fiscal years ended on March 1, 2015, March 2, 2014 and March 3, 2013, respectively. The 2015, 2014 and 2013 fiscal years consisted of 52, 52 and 53 weeks, respectively. Unless otherwise indicated in this Discussion and Analysis, all references to years in this Discussion and Analysis are to the Company’s fiscal years and all annual information in this Discussion and Analysis is for such fiscal years.

The comparison of the Company's results of operations for 2014 to the Company's results of operations for 2013 are impacted by the facts that the 2014 fiscal year consisted of 52 weeks and the 2013 fiscal year consisted of 53 weeks.

2015 Financial Overview

The Company's total net sales worldwide in 2015 were 2% lower than in 2014 primarily due to lower sales of the Company’s printed circuit materials products in North America and Europe, partially offset by higher sales of the Company’s printed circuit materials products in Asia and higher sales of the Company’s aerospace composite materials, parts and assemblies and low-volume tooling.

Despite the decline in total net sales and the fixed nature of certain overhead costs, the Company’s gross profit increased in 2015 compared to 2014. The Company’s gross profit margin, measured as a percentage of sales, improved to 30.2% in 2015 from 29.0% in 2014 due primarily to reductions in utility rates, cost reduction initiatives in the United States, a decrease in repairs and maintenance expenses and the improved operating performance of the Company’s Park Aerospace Technologies Corp. (“PATC”) business unit in Newton, Kansas. The gross profit in 2015 also benefited from the higher percentage of sales of higher margin, high performance printed circuit materials products than in 2014 and the growing percentage of sales of the Company’s more technically advanced high performance products.

The Company’s earnings from operations in 2015 were 5% higher than in 2014 primarily as a result of the favorable impact of the items mentioned in the preceding paragraph and the reduction in selling, general and administrative expenses partially offset by an increase in restructuring charges.

The Company’s net earnings in 2015 were higher than in 2014 primarily as a result of a non-cash charge of $64.0 million recorded in the 2014 fourth quarter for the accrual of U.S. deferred income taxes on the undistributed earnings of the Company’s subsidiary in Singapore. The charge was partially offset by a tax benefit of $2.2 million recorded in the 2014 second quarter in connection with a tax refund related to amended federal income tax returns.

The global markets for the Company’s products continue to be very difficult to forecast, and it is not clear to the Company what the demand for the Company’s products will be in 2016 or beyond. However, the Company is currently in the process of qualifying its aerospace composite materials, parts and assemblies products for use in certain aerospace manufacturing programs and expects sales of these products to continue to increase in the future.

Results of Operations:

Fiscal Year 2015 Compared to Fiscal Year 2014

	Fiscal Year Ended
	March 1,	March 2,
(amounts in thousands, except per share amounts)	2015	2014	Increase / (Decrease)

Net sales	$162,086	$165,764	$(3,678)	-2%
Cost of sales	113,133	117,664	(4,531)	-4%
Gross profit	48,953	48,100	853	2%
Selling, general and administrative expenses	24,373	25,168	(795)	-3%
Restructuring charges	1,179	546	633	116%
Earnings from operations	23,401	22,386	1,015	5%
Interest expense	1,438	764	674	88%
Interest and other income	827	460	367	80%
Earnings before income taxes	22,790	22,082	708	3%
Income tax provision	2,747	64,411	(61,664)	-96%
Net earnings (loss)	$20,043	$(42,329)	$62,372	147%

Earnings per share:
Basic earnings (loss) per share	$0.96	$(2.03)	$2.99	147%

Diluted earnings (loss) per share	$0.96	$(2.03)	$2.99	147%

Net Sales

The Company’s total net sales worldwide in 2015 decreased 2% from 2014 as a result of lower unit volumes of printed circuit materials products shipped to the Company’s customers in North America and Europe, which were partially offset by higher unit volumes of printed circuit materials products shipped to the Company’s customers in Asia and higher volumes of aerospace composite materials, parts and assemblies. The decrease in sales of the Company’s printed circuit materials products in North America was primarily driven by a general slowdown in demand for certain legacy products, and the increase in sales of the Company’s printed circuit materials products in Asia was primarily driven by an increase in demand for the Company’s products as a result of the telecommunications infrastructure build-out in developing countries. The higher sales of the Company’s aerospace composite materials, parts and assemblies products was primarily due to the qualification of its aerospace composite materials on a long-term jet engine manufacturing program. The Company’s total net sales of its printed circuit materials products were $126.4 million in 2015 and $135.4 million in 2014 and comprised 78% and 82% of the Company’s total net sales worldwide in 2015 and 2014, respectively. The Company’s total net sales of its aerospace composite materials, parts and assemblies and low-volume tooling products were $35.6 million in 2015 and $30.4 million in 2014 and comprised 22% and 18% of the Company’s total net sales worldwide in 2015 and 2014, respectively.

The Company's foreign sales were $86.7 million, or 53% of the Company's total net sales worldwide, during 2015 compared to $83.6 million of sales, or 50% of total net sales worldwide during 2014. The Company's foreign sales during 2015 increased 4% from 2014 as a result of higher sales in Asia.

The Company’s sales in North America, Asia and Europe were 46%, 47% and 7%, respectively, of the Company’s total net sales worldwide in 2015 compared to 50%, 43% and 7%, respectively, in 2014. The Company’s sales in North America decreased 8%, its sales in Asia increased 6% and its sales in Europe decreased 9% in 2015 compared to 2014.

During 2015, 92% of the Company’s total net sales worldwide of printed circuit materials consisted of high performance printed circuit materials, compared to 88% during 2014.

The Company’s high performance printed circuit materials (non-FR4 printed circuit materials) include high-speed, low-loss materials for digital and radio frequency (“RF”)/microwave applications requiring lead-free compatibility and high bandwidth signal integrity, bismalimide triazine (“BT”) materials, polyimides for applications that demand extremely high thermal performance and reliability, cyanate esters, quartz reinforced materials, and polytetrafluoroethylene (“PTFE”) and modified epoxy materials for RF/microwave systems that operate at frequencies up to at least 79GHz.

Gross Profit

Despite the reduction in the Company’s total net sales and the fixed nature of certain overhead costs, the Company’s gross profit in 2015 was 2% higher than its gross profit in the prior fiscal year and the overall gross profit as a percentage of net sales increased to 30.2% in 2015 compared to 29.0% in 2014. The increase in the gross profit margin was primarily due to reductions in utility rates, cost reduction initiatives in the United States, a decrease in repairs and maintenance expenses and the improved operating performance of the Company’s PATC business unit as a result of the increase in sales and efficiencies from larger production volumes. The gross profit in 2015 also benefited from the higher percentage of sales of higher margin, high performance printed circuit materials products than in 2014 and the growing percentage of sales of the more technically advanced high performance products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $0.8 million, or 3%, during 2015 compared to 2014. Such expenses measured as percentages of sales were 15.0% during 2015 compared to 15.2% during 2014. The decrease in such expenses in 2015 was primarily the result of lower freight expenses commensurate with lower sales in 2015 than in 2014, and lower travel and entertainment costs, legal fees and stock option expenses, which were partially offset by unfavorable changes in foreign exchange rates.

During 2015 and 2014, the Company recorded non-cash charges of $0.2 million and $0.7 million, respectively, resulting from the modification of previously issued employee stock options resulting from the $1.50 per share special cash dividend paid by the Company in February 2015 and the $2.50 per share special cash dividend paid by the Company in February 2014. Selling, general and administrative expenses in 2015 included $1.4 million of stock option expenses compared to $1.7 million of such expenses in 2014.

Restructuring Charges

During 2015, the Company recorded pre-tax restructuring charges of $1.2 million in connection with cost reduction initiatives in the United States and the closures in prior years of its facilities located in Zhuhai, China and Newburgh, New York, compared to pre-tax restructuring charges of $0.5 million in 2014 related to the closure of the facility in Zhuhai, China.

Earnings from Operations

For the reasons set forth above, the Company’s earnings from operations were $23.4 million for 2015, including the non-cash pre-tax charges of $0.2 million associated with the modification of previously issued employee stock options, pre-tax restructuring charges of $1.2 million related to cost reduction initiatives in the United States and the closures in prior years of facilities in Zhuhai, China and Newburgh, New York and a pre-tax charge of $0.3 million for additional fees incurred in connection with the 2014 fiscal year-end audit, compared to $22.4 million for 2014, including the non-cash pre-tax charges of $0.7 million associated with the modification of previously issued employee stock options, $0.5 million related to the closure of the facility in Zhuhai, China and $0.3 million for a financial advisory services retention fee.

Interest Expense

Interest expense in 2015 related to the Company’s outstanding borrowings under the four-year amended and restated revolving credit facility agreement that the Company entered into with PNC Bank, National Association in the fourth quarter of the 2014. The increase in interest expense of $0.7 million in 2015 was due to the increase in outstanding borrowings in 2015 compared to 2014. The amended and restated agreement provides for an interest rate on the outstanding loan balance of LIBOR plus 1.10%. Other interest rate options are available to the Company under the agreement. See “Liquidity and Capital Resources” and “Results of Operation - Fiscal Year 2014 Compared to Fiscal Year 2013 – Interest Expense” elsewhere in this Item 7 and Note 11 of the Notes to Consolidated Financial Statements included elsewhere in this Report for additional information.

Interest and Other Income

Interest and other income was $0.8 million and $0.5 million for 2015 and 2014, respectively. Interest income increased 80% in 2015 as a result of higher weighted average interest rates based on a larger average balances of marketable securities held by the Company in 2015 compared to last year's comparable period. During 2015 and 2014, the Company earned interest income principally from its investments, which were primarily in short-term instruments and money market funds.

Income Tax Provision

The Company’s effective income tax rate of 12.1% for 2015 was lower than the statutory U.S. Federal income tax rate because portions of the Company's taxable income in 2015 were derived in foreign jurisdictions with lower effective income tax rates. The Company’s effective income tax rate was 291.7% for 2014, which was adversely affected by a non-cash charge of $64.0 million for the accrual of U.S. deferred income taxes on the undistributed earnings of the Company’s subsidiary in Singapore. The aforementioned charge was partially offset by a tax benefit of $2.2 million recorded by the Company in the 2014 second quarter in connection with a tax refund related to amended federal income tax returns. The effect of the aforementioned items was to increase the Company’s income tax provision from $2.6 million to $64.4 million for 2014. See “Results of Operations – Fiscal Year 2014 Compared to Fiscal Year 2013 – Income Tax Provision” elsewhere in this Item 7.

Net Earnings

The Company’s net earnings for 2015 were $20.0 million, including the pre-tax charges of $1.6 million related to a modification of previously issued employee stock options, cost reduction initiatives in the United States and the facility closures and additional 2014 fiscal year-end audit fees mentioned above, compared to a net loss of $42.3 million for 2014, including $64.0 million related to the U.S. income tax on the undistributed earnings of the Company’s subsidiary in Singapore, a tax benefit of $2.2 million in connection with a tax refund related to amended federal income tax returns and pre-tax charges of $1.5 million related to the modification of previously issued employee stock options, the closure of the Company’s facility in Zhuhai, China and the financial advisory services fee mentioned above. The net impact of the items described above was to reduce net earnings by $1.0 million in 2015 and to reduce net earnings by $62.5 million in 2014.

Basic and Diluted Earnings Per Share

Basic and diluted earnings per share for 2015 were $0.96, including the additional non-cash charges related to the modification of previously issued employee stock options, cost reduction initiatives in the United States and the facility closures and the additional 2014 fiscal year-end audit fees mentioned above, compared to a basic and diluted loss per share of $2.03, including the non-cash charge for the accrual of U.S. income tax on undistributed earnings, the tax benefit in connection with the tax refund related to amended federal income tax returns, the additional non-cash charges resulting from the modification of previously issued employee stock options, the pre-tax charges in connection with the closure of the Zhuhai facility and the financial advisory services retention fee mentioned above. The net impact of the items described above was to reduce basic and diluted earnings per share by $0.04 and $3.00 in 2015 and 2014, respectively.

Fiscal Year 2014 Compared to Fiscal Year 2013

The comparison of the Company’s results of operations for 2014 to the Company’s results of operations for 2013 are impacted by the fact that the 2013 fiscal year consisted of 53 weeks and the 2014 fiscal year consisted of 52 weeks.

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

Basic and Diluted Earnings Per Share

Basic and diluted losses per share for 2014 were $2.03, including the non-cash charge for the accrual of U.S. income tax on undistributed earnings, the tax benefit in connection with the tax refund related to amended federal income tax returns, the additional non-cash charges related to the modification of previously issued employee stock options, the pre-tax charges in connection with the closure of the Nelco Zhuhai facility and the financial advisory services retention fee described above, compared to basic and diluted earnings per share of $0.82 and $0.81, respectively for 2013, including the charges related to the closures of PACM and Nelco Zhuhai described above. The net impact of the items described above was to reduce basic and diluted earnings per share by $3.00 in 2014 and to reduce basic and diluted earnings per share by $0.16 and $0.17, respectively, in 2013.

Liquidity and Capital Resources:

(amounts in thousands)	March 1	March 2	Increase /
	2015	2014	(Decrease)
Cash and marketable securities	$272,133	$270,356	$1,777
Restricted cash	-	25,000	(25,000)
Working capital	283,535	286,997	(3,462)

	Fiscal Year Ended
(amounts in thousands)	March 1,	March 2,	March 3,	Increase / (Decrease)
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net cash provided by operating activities	$29,011	$30,382	$19,334	$(1,371)	$11,048
Net cash provided by (used in)investing activities	5,481	(50,675)	44,947	$56,156	$(95,622)
Net cash used in financing activities	(25,948)	(32,536)	(7,774)	$6,588	$(24,762)

Cash, Marketable Securities and Restricted Cash

Of the $272.1 million of cash and marketable securities at March 1, 2015, approximately $269.0 million was owned by certain of the Company’s wholly owned foreign subsidiaries. In the fourth quarter of 2014, the Company provided a non-cash charge for the accrual of U.S. deferred income taxes in the amount of $64.0 million on undistributed earnings of the Company’s subsidiary in Singapore. The Company believes it has sufficient liquidity to fund its operating activities through the end of 2016 and for the foreseeable future thereafter.

The change in cash, marketable securities and restricted cash at March 1, 2015 compared to March 2, 2014 was the result of cash provided by operating activities and a number of additional factors. The significant changes in cash provided by operating activities were as follows:

●

prepaid expenses and other current assets were 27% higher at March 1, 2015 than at March 2, 2014 principally due to an increase in current deferred tax assets, partially offset by the receipt of payment on an income tax recoverable during 2015;

●	accounts payable increased 13% at March 1, 2015 compared to March 2, 2014 primarily due to the timing of payments to vendors and raw material purchases from suppliers;
●	income taxes payable increased 38% at March 1, 2015 compared to March 2, 2014 primarily as a result of an increase in the Singapore income tax provision in 2015; and
●	other liabilities increased 558% at March 1, 2015 than at March 2, 2014 primarily as a result of an increase in the Company’s tax reserves.

In addition, the Company paid $39.6 million and $60.5 million in cash dividends during 2015 and 2014, respectively, including special cash dividends of $31.4 million and $52.2 million paid in the fourth quarter of 2015 and the fourth quarter of 2014, respectively, and the Company made a $10.0 million principal payment on its long-term debt and purchased treasury shares at an aggregate cost of $2.7 million in the fourth quarter of 2015.

Working Capital

The decrease in working capital at March 1, 2015 compared to March 2, 2014 was due principally to the decreases in accounts receivable and increases in current deferred income taxes, income taxes payable and accounts payable, partially offset by increases in cash and marketable securities, inventories and prepaid expenses and other current assets and a decrease in accrued liabilities.

The Company's current ratio (the ratio of current assets to current liabilities) was 10.5 to 1 at March 1, 2015 compared with 12.8 to 1 at March 2, 2014.

Cash Flows

During 2015, earnings from the Company’s operations, before depreciation and amortization, stock-based compensation, provision for deferred income taxes and amortization of bond premium, of $23.1 million, increased by a net addition in working capital items (as discussed above), resulted in $29.0 million of cash provided by operating activities.

During 2015, the Company expended $0.4 million for the purchase of property, plant and equipment. Such expenditures compare to $1.1 million during 2014 and $1.4 million during 2013 for the purchase of property, plant and equipment, primarily for the purchase of equipment for the Company’s printed circuit materials manufacturing facility in Singapore and for the Company’s aerospace development and manufacturing facility in Kansas. During 2013, the Company also paid $2.2 million as additional payment for the acquisition of substantially all the assets and business of Nova Composites, Inc.

In addition, the Company paid $39.6 million, $60.5 million and $60.4 million in cash dividends during 2015, 2014 and 2013, respectively, including special cash dividends of $31.4 million ($1.50 per share), $52.2 million ($2.50 per share) and $52.1 million ($2.50 per share) paid in the fourth quarter of 2015, the fourth quarter of 2014 and the fourth quarter of 2013, respectively. In addition, the Company made a $10.0 million principal payment on its long-term debt and purchased treasury shares at an aggregate cost of $2.7 million during 2015.

Long-Term Debt

At March 1, 2015 and March 2, 2014, the Company had $94.0 million and $104.0 million of bank debt, respectively. In the fourth quarter of 2014, the Company entered into a four-year amended and restated revolving credit facility agreement (the “Amended Credit Agreement”) with PNC Bank, National Association. The Amended Credit Agreement provides for loans up to $104.0 million to the Company and letters of credit up to $2.0 million for the account of the Company, and subject to the terms and conditions of the Amended Credit Agreement, an interest rate on the outstanding loan balance of LIBOR plus 1.10%. For additional information, see Note 11 of the Notes to Consolidated Financial Statements included elsewhere in this Report.

Other Liquidity Factors

The Company believes its financial resources will be sufficient, through the end of 2016 and for the foreseeable future thereafter, to provide for continued investment in working capital and property, plant and equipment and for general corporate purposes. Such resources would also be available for purchases of the Company's common stock, appropriate acquisitions and other expansions of the Company's business.

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

As of March 1, 2015, the Company’s significant contractual obligations, including payments due by fiscal year, were as follows:

Contractual Obligations (Amounts in thousands)	Total	2016	2017-2018	2019-2020	2021 and thereafter

Operating lease obligations	$10,079	$1,910	$2,425	$2,341	$3,403
Bank debt	94,000	10,000	84,000	-	-
Inventory purchase obligations	118	118	-	-	-
Total	$104,197	$12,028	$86,425	$2,341	$3,403

At March 1, 2015, the Company had unrecognized tax benefits of $1.1 million. A reasonable estimate of the timing of the payment of these liabilities is not possible.

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

In 2015, 2014 and 2013, the Company charged approximately $44,000, $27,000 and $70,000, respectively, against pre-tax income for remedial response and voluntary cleanup costs and related legal fees. The Company received, or expects to receive, reimbursement pursuant to general liability insurance coverage for approximately $21,000, $15,000 and $15,000, respectively, of such amounts charged in 2015, 2014 and 2013. While annual environmental remedial response and voluntary cleanup expenditures, including legal fees, have generally been constant from year to year, and may increase over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At March 1, 2015 and March 2, 2014, there were no amounts recorded in accrued liabilities for environmental matters.

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

Interest Rate Risk - The exposure to market risks for changes in interest rates relates to the Company's short-term investment portfolio and its variable rate borrowings under its long-term debt obligations pursuant to the four-year amended and restated revolving credit facility agreement (the “Amended Credit Agreement”) with PNC Bank, National Association. See Note 11 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report. The Company does not use derivative financial instruments in its investment portfolio or its long-term debt obligations. The Company’s short-term investment portfolio is managed in accordance with guidelines issued by the Company. These guidelines are designed to establish a high quality fixed income portfolio of government and highly rated corporate debt securities with a maximum weighted maturity of less than one year. Based on the average anticipated maturity of the investment portfolio at the end of the 2015 fiscal year, the Company does not believe that a hypothetical 10% fluctuation in short-term interest rates would have had a material impact on the consolidated results of operations or financial position of the Company. The Company’s outstanding borrowings of $94.0 million, at March 1, 2015, represent 100% of the Company’s total long-term debt obligations. Outstanding borrowings bear interest at a rate equal to, at the Company’s option, either a (a) LIBOR rate option determined by a fluctuating rate per annum equal to the LIBOR Rate plus 1.10% or (b) base rate option determined by a fluctuating rate per annum equal to the highest of (i) the Federal Funds Open Rate (as defined in the Amended Credit Agreement) plus 0.5%, (ii) the Prime Rate (as defined in the Amended Credit Agreement), and (iii) the Daily LIBOR Rate (as defined in the Amended Credit Agreement) plus 1.0%. The Company does not believe that a hypothetical 10% fluctuation in interest rates would have had a material impact on the consolidated results of operations or financial position of the Company.

Item 8.       Financial Statements and Supplementary Data.

The Company's Financial Statements begin on the next page.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

The Board of Directors and Shareholders

Park Electrochemical Corp.

We have audited the accompanying consolidated balance sheet of Park Electrochemical Corp. and subsidiaries as of March 1, 2015, and the related consolidated statements of operations, comprehensive earnings (loss), shareholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 15. Park Electrochemical Corp.’s management is responsible for these consolidated financial statements and financial statement schedule. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Park Electrochemical Corp. and subsidiaries as of March 1, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Park Electrochemical Corp. and subsidiaries’ internal control over financial reporting as of March 1, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 15, 2015 expressed an unqualified opinion thereon.

/s/ CohnReznick LLP

Jericho, New York

May 15, 2015

Board of Directors and Shareholders

Park Electrochemical Corp.

We have audited the accompanying consolidated balance sheets of Park Electrochemical Corp. (a New York corporation) and subsidiaries (the “Company”) as of March 2, 2014 and March 3, 2013 (not presented herein), and the related consolidated statements of operations, comprehensive earnings (loss), shareholders’ equity, and cash flows for each of the two years in the period ended March 2, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Park Electrochemical Corp. and subsidiaries as of March 2, 2014 and March 3, 2013 (not presented herein), and the results of their operations and their cash flows for each of the two years in the period ended March 2, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

New York, New York

May 16, 2014

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	March 1, 2015	March 2, 2014
ASSETS
Current assets:
Cash and cash equivalents	$141,538	$133,150
Marketable securities (Note 2)	130,595	137,206
Accounts receivable, less allowance for doubtful accounts of $396 and $416, respectively	21,431	22,881
Inventories (Note 3)	14,439	13,871
Prepaid expenses and other current assets	5,256	4,132
Total current assets	313,259	311,240

Property, plant and equipment, net	26,537	29,674
Goodwill and other intangible assets (Note 3)	9,840	9,847
Restricted cash	-	25,000
Other assets (Note 4)	1,046	1,332
Total assets	$350,682	$377,093

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt (Note 11)	$10,000	$10,000
Accounts payable	6,882	6,109
Accrued liabilities (Note 3)	4,767	5,139
Income taxes payable	4,141	2,995
Current deferred income taxes	3,934	-
Total current liabilities	29,724	24,243

Long-term debt (Note 11)	84,000	94,000
Deferred income taxes (Note 4)	54,155	58,124
Other liabilities (Note 4)	1,204	183
Total liabilities	169,083	176,550

Commitments and contingencies (Notes 12 and 13)

Shareholders' equity (Note 6):
Preferred stock, $1 par value per shares-authorized, 500,000 shares; issued, none	-	-
Common stock, $0.10 par value per shares-authorized, 60,000,000 shares; issued, 20,962,644 and 20,882,844 shares, respectively	2,096	2,088
Additional paid in capital	164,819	161,677
Retained earnings	16,048	35,651
Accumulated other comprehensive earnings	1,468	1,221
	184,431	200,637
Less treasury stock, at cost, 130,641 and 4,074 shares, respectively	(2,832)	(94)
Total shareholders' equity	181,599	200,543
Total liabilities and shareholders' equity	$350,682	$377,093

See Notes to Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Fiscal Year Ended
	March 1,	March 2,	March 3,
	2015	2014	2013
Net sales	$162,086	$165,764	$176,416
Cost of sales	113,133	117,664	125,866
Gross profit	48,953	48,100	50,550
Selling, general and administrative expenses	24,373	25,168	26,595
Restructuring charges (Note 9)	1,179	546	3,703
Earnings from operations	23,401	22,386	20,252
Interest expense (Note 11)	1,438	764	14
Interest and other income	827	460	647
Earnings before income taxes	22,790	22,082	20,885
Income tax provision (Note 4)	2,747	64,411	3,924
Net earnings (loss)	$20,043	$(42,329)	$16,961

Earnings per share (Note 7):
Basic earnings (loss) per share	$0.96	$(2.03)	$0.82
Basic weighted average shares	20,912	20,849	20,801

Diluted earnings (loss) per share	$0.96	$(2.03)	$0.81
Diluted weighted average shares	20,986	20,849	20,823

See Notes to Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

(Amounts in thousands)

	Fiscal Year Ended
	March 1,	March 2,	March 3,
	2015	2014	2013
Net earnings (loss)	$20,043	$(42,329)	$16,961
Other comprehensive earnings, net of tax:
Foreign currency translation	185	420	75
Less: reclassification adjustment for foreign currency translation gains included in net earnings	-	-	(1,465)
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	90	117	41
Less: reclassification adjustment for gains included in net earnings (loss)	(21)	(20)	(67)
Unrealized losses on marketable securities:
Unrealized holding losses arising during the period	(20)	(83)	(72)
Less: reclassification adjustment for losses included in net earnings (loss)	13	158	40
Other comprehensive earnings (loss)	247	592	(1,448)
Total comprehensive earnings (loss)	$20,290	$(41,737)	$15,513

See Notes to Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Amounts in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Earnings	Shares	Amount

Balance, February 26, 2012	20,795,591	$2,079	$157,115	$181,941	$2,077	158	$(1)
Net earnings	-	-	-	16,961	-	-	-
Foreign currency translation	-	-	-	-	(1,390)	-	-
Unrealized loss on marketable securities, net of tax	-	-	-	-	(58)	-	-
Stock options exercised	35,987	4	760	-	-	-	-
Stock-based compensation	-	-	915	-	-	-	-
Repurchase of treasury shares	-	-	-	-	-	3,908	(93)
Cash dividends ($2.90 per share)	-	-	-	(60,388)	-	-	-
Balance, March 3, 2013	20,831,578	2,083	158,790	138,514	629	4,066	(94)
Net loss	-	-	-	(42,329)	-	-	-
Foreign currency translation	-	-	-	-	420	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	172	-	-
Stock options exercised	51,266	5	1,157	-	-	-	-
Stock-based compensation	-	-	1,730	-	-	-	-
Repurchase of treasury shares	-	-	-	-	-	8	-
Cash dividends ($2.90 per share)	-	-	-	(60,534)	-	-	-
Balance, March 2, 2014	20,882,844	2,088	161,677	35,651	1,221	4,074	(94)
Net earnings	-	-	-	20,043	-	-	-
Foreign currency translation	-	-	-	-	185	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	62	-	-
Stock options exercised	79,800	8	1,724	-	-	-	-
Stock-based compensation	-	-	1,418	-	-	-	-
Repurchase of treasury shares	-	-	-	-	-	126,567	(2,738)
Cash dividends ($1.90 per share)	-	-	-	(39,646)	-	-	-
Balance, March 1, 2015	20,962,644	$2,096	$164,819	$16,048	$1,468	130,641	$(2,832)

See Notes to Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Year Ended
	March 1,	March 2,	March 3,
	2015	2014	2013
Cash flows from operating activities:
Net earnings (loss)	$20,043	$(42,329)	$16,961
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	3,559	3,757	4,269
Stock-based compensation	1,418	1,730	915
Recovery of doubtful accounts	-	-	(135)
(Benefit) provision for deferred income taxes	(2,815)	63,681	1,137
Amortization of bond premium	796	1,816	1,499
Impairment of fixed assets	-	-	3,620
Gain on sale of fixed assets	-	(75)	-
Non-cash restructuring	-	-	(1,465)
Changes in operating assets and liabilities:
Accounts receivable	1,138	3,087	(2,255)
Inventories	(664)	(925)	2,882
Prepaid expenses and other current assets	1,713	2,442	(3,126)
Other assets and liabilities	1,490	(813)	(310)
Accounts payable	322	(240)	(1,929)
Accrued liabilities	866	(567)	(2,708)
Income taxes payable	1,145	(1,182)	(21)
Net cash provided by operating activities	29,011	30,382	19,334

Cash flows from investing activities:
Purchase of property, plant and equipment	(430)	(1,117)	(1,447)
Proceeds from sales of property, plant and eqipment	-	100	-
Purchases of marketable securities	(100,074)	(210,693)	(142,134)
Proceeds from sales and maturities of marketable securities	105,985	161,035	190,728
Business acquisition	-	-	(2,200)
Net cash provided by (used in) investing activities	5,481	(50,675)	44,947

Cash flows from financing activities:
Dividends paid	(39,646)	(60,534)	(60,388)
Decrease (increase) in restricted cash	25,000	(25,000)	-
Proceeds from exercise of stock options	1,732	1,162	760
Proceeds from long-term debt	-	52,000	52,000
Payments of long-term debt	(10,000)	-	-
Payments for debt issuance costs	(296)	(164)	(53)
Purchase of treasury stock	(2,738)	-	(93)
Net cash used in financing activities	(25,948)	(32,536)	(7,774)

Increase (decrease) in cash and cash equivalents before effect of exchange rate changes	8,544	(52,829)	56,507
Effect of exchange rate changes on cash and cash equivalents	(156)	(138)	107
Increase (decrease) in cash and cash equivalents	8,388	(52,967)	56,614
Cash and cash equivalents, beginning of year	133,150	186,117	129,503
Cash and cash equivalents, end of year	$141,538	$133,150	$186,117

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended March 1, 2015

(Amounts in thousands, except share (unless otherwise stated), per share and option amounts)

1.     Summary of Significant Accounting Policies

Park Electrochemical Corp. (“Park”), through its subsidiaries (collectively, the “Company”), is a global advanced materials company which develops, manufactures, markets and sells high-technology digital and RF/microwave printed circuit materials products principally for the telecommunications and internet infrastructure and high-end computing markets and advanced composite materials, parts and assemblies and low-volume tooling products for the aerospace markets.

a.	Principles of Consolidation – The consolidated financial statements include the accounts of Park and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

b.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates. In addition, certain amounts in the prior years' consolidated statements of stockholders’ equity, consolidated statements of cash flows and Note 3, “Other Balance Sheet Data”, have been reclassified to conform to the current year presentation.

c.

Accounting Period – The Company’s fiscal year is the 52 or 53 week period ending the Sunday nearest to the last day of February. The 2015, 2014 and 2013 fiscal years ended on March 1, 2015, March 2, 2014 and March 3, 2013, respectively. Fiscal years 2015, 2014 and 2013 consisted of 52, 52 and 53 weeks, respectively.

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

The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and any long-lived assets written down to fair value. To measure fair value of such assets, the Company uses Level 3 inputs consisting of techniques including an income approach and a market approach. The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the discounted cash flow analysis require the exercise of significant judgment, including judgment about appropriate discount rates, terminal value, growth rates and the amount and timing of expected future cash flows. There were no transfers between levels within the fair value hierarchy during the 2015 and 2014 fiscal years.

During the 2013 fiscal year, the Company impaired the long-lived assets of Nelco Technology (Zhuhai FTZ) Ltd. (See Note 9).

e.

Cash and Cash Equivalents – The Company considers all money market securities and investments with contractual maturities at the date of purchase of 90 days or less to be cash equivalents. The Company had $0 and $19,995 in debt securities included in cash equivalents at March 1, 2015 and March 2, 2014, respectively, which were valued based on level 2 inputs. (See Note 2). Certain Company’s cash and cash equivalents are in excess of U.S. government insurance. Approximately $269,000 of the $272,133 of cash and marketable securities at March 1, 2015 was owned by certain of the Company’s wholly owned foreign subsidiaries.

The Company classifies amounts required by the Amended Credit Agreement described in Note 11 to be maintained in cash and marketable securities as restricted cash on the consolidated balance sheets.

Supplemental cash flow information:

	Fiscal Year
	2015	2014	2013
Cash paid during the year for:
Income taxes, net of refunds	$1,707	$612	$5,866
Interest	1,380	729	-

At March 1, 2015 and March 2, 2014, the Company help approximately $28,970 and $27,195, respectively, of cash equivalents in foreign financial institutions.

f.

Marketable Securities – All marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, included in comprehensive earnings (loss). Realized gains and losses, amortization of premiums and discounts, and interest and dividend income are included in interest and other income, net. The cost of securities sold is based on the specific identification method.

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

k.

Valuation of Long-Lived Assets – The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Important factors that could trigger an impairment review include, but are not limited to, significant negative industry or economic trends and significant changes in the use of the Company's assets or strategy of the overall business. No impairments of long-lived assets were identified in the 2015, 2014 or 2013 fiscal years other than impairments associated with restructuring activities. (See Note 9).

l.

Goodwill and Other Intangible Assets – Goodwill is not amortized. Other intangible assets are amortized over the useful lives, which is 15 years, of the assets on a straight line basis. The Company tests for impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. With respect to goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value is less than the carrying value. If, based on that assessment, the Company believes it is more likely than not that the fair value is less than the carrying value, a two-step goodwill impairment test is performed. The Company assesses the impairment of goodwill at least annually. The Company conducts its annual goodwill impairment test as of the first day of the fourth quarter. The Company concluded that there was no impairment in the 2015, 2014 or 2013 fiscal years.

m.

Shipping Costs – The amounts paid by the Company to third-party shippers for transporting products to customers, which are not reimbursed by customers, are classified as selling expenses. The shipping costs included in selling, general and administrative expenses were approximately $3,398, $3,833 and $4,080 for the 2015, 2014 and 2013 fiscal years, respectively.

n.

Property, Plant and Equipment – Property, plant and equipment are stated at cost less accumulated depreciation and amortization. The Company capitalizes additions, improvements and major renewals and expenses maintenance, repairs and minor renewals as incurred. Depreciation and amortization are computed principally by the straight-line method over the estimated useful lives of the assets. Machinery, equipment, furniture and fixtures are generally depreciated over 10 years. Building and leasehold improvements are generally depreciated over 25-30 years or the term of the lease, if shorter. The depreciation and amortization expenses associated with property, plant and equipment were $3,559, $3,757 and $4,269 for the 2015, 2014 and 2013 fiscal years, respectively.

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

2.          MArketable Securities

The following is a summary of available-for-sale securities:

	March 1, 2015
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$119,493	$119,493	$-	$-
U.S. corporate debt securities	11,102	7,084	4,018	-
Total marketable securities	$130,595	$126,577	$4,018	$-

	March 2, 2014
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$112,793	$112,793	$-	$-
U.S. corporate debt securities	24,413	17,329	7,084	-
Total marketable securities	$137,206	$130,122	$7,084	$-

At March 1, 2015 and March 2, 2014, the Company’s level 2 investments consisted of commercial paper which was not traded on a regular basis or in an active market, and the Company was unable to obtain pricing information on an ongoing basis. Therefore, these investments were measured using quoted market prices for similar assets currently trading in an active market or using model-derived valuations in which all significant inputs were observable for substantially the full term of the asset.

The following tables show the amortized cost basis, gross unrealized gains and losses and gross realized gains and losses on the Company’s available-for-sale securities:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses

March 1, 2015:
U.S. Treasury and other government securities	$119,191	$314	$12
U.S. corporate debt securities	11,097	5	-
Total marketable securities	$130,288	$319	$12

March 2, 2014:
U.S. Treasury and other government securities	$112,593	$200	$-
U.S. corporate debt securities	24,401	13	1
Total marketable securities	$136,994	$213	$1

	Fiscal Year
	2015	2014	2013

Gross realized gains on sale	$17	$26	$9

Gross realized losses on sale	44	209	35

The estimated fair values of such securities at March 1, 2015, by contractual maturity, are shown below:

Due in one year or less	$73,972
Due after one year through five years	56,623
$130,595

3.  Other balance sheet data

Other balance sheet data consisted of the following:

	March 1,	March 2,
	2015	2014

Inventories:
Raw materials	$7,376	$7,253
Work-in-process	3,114	3,097
Finished goods	3,605	3,223
Manufacturing supplies	344	298
	$14,439	$13,871

Property, plant and equipment:
Land, buildings and improvements	$42,019	$42,471
Machinery, equipment, furniture and fixtures	130,585	130,353
	172,604	172,824
Less accumulated depreciation and amortization	146,067	143,150
	$26,537	$29,674

Goodwill and other intangible assets:
Goodwill	$9,776	$9,776
Other intangibles	64	71
	$9,840	$9,847

Accrued liabilities:
Payroll and payroll related	$2,117	$1,910
Employee benefits	262	274
Workers' compensation	300	354
Professional fees	671	1,116
Restructuring (Note 9)	182	198
Other	1,235	1,287
	$4,767	$5,139

Property, Plant and Equipment – The New England Laminates Co., Inc. building in Newburgh, New York is held for sale. In the 2004 fiscal year, the Company reduced the book value of the building to zero, and the Company intends to sell it during the 2016 fiscal year. The Nelco Technology (Zhuhai FTZ) Ltd. building in Zhuhai, China is held for sale with a carrying value of $2,038. The Company ceased depreciating this building during the second quarter of the 2013 fiscal year, and it intends to sell the building during the 2016 fiscal year.

4.	Income Taxes

The income tax provision includes the following:

	Fiscal Year
	2015	2014	2013

Current:
Federal	$-	$(2,435)	$(2,804)
State and local	(39)	(55)	172
Foreign	5,601	3,220	5,419
	5,562	730	2,787

Deferred:
Federal	(2,238)	63,105	1,652
State and local	(290)	69	(314)
Foreign	(287)	507	(201)
	(2,815)	63,681	1,137
	$2,747	$64,411	$3,924

Current federal income tax benefits of $2,435 and $2,804 in the 2014 and 2013 fiscal years, respectively, were the result of loss carrybacks to the 2011 and 2010 fiscal years, net of the tax impact from the loss of the domestic production activities deductions in those years.

The Company continuously evaluates the liquidity and capital requirements of its operations in the United States and of its foreign subsidiaries. As a result of such evaluation, the Company recorded a non-cash charge for the accrual of U.S. deferred income taxes in the amount of $63,958 on undistributed earnings of the Company’s subsidiary in Singapore during the fourth quarter of the 2014 fiscal year. No such charge was made in the 2015 fiscal year.

State income tax benefits from loss carryforwards to future years are recognized as deferred tax assets in the 2014 and 2013 fiscal years.

The components of earnings before income taxes were as follows:

	Fiscal Year
	2015	2014	2013

United States	$(6,704)	$(2,080)	$(4,196)
Foreign	29,494	24,162	25,081
Earnings before income taxes	$22,790	$22,082	$20,885

The Company’s effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

	Fiscal Year
	2015	2014	2013
Statutory U.S. Federal tax rate	34.0%	34.0%	34.0%
State and local taxes, net of Federal benefit	(1.1)	(0.2)	(0.8)
Foreign tax rate differentials	(22.2)	(19.6)	(22.3)
Valuation allowance on deferred tax assets	0.6	2.4	0.4
Adjustment on tax accruals and other	1.3	(3.0)	4.8
Foreign tax credits	(0.5)	(0.6)	(0.3)
Deferred tax liability on undistributed foreign earnings	-	289.6	-
Claim for refund	-	(10.5)	-
Permanent differences and other	-	(0.4)	2.9
	12.1%	291.7%	18.7%

The Company had federal net operating loss carryforwards of approximately $8,611 and $2,042 in the 2015 and 2014 fiscal years, respectively, state net operating loss carryforwards of approximately $14,360 and $8,899 in the 2015 and 2014 fiscal years, respectively, and total net foreign operating loss carryforwards of approximately $33,672 and $33,835 in the 2015 and 2014 fiscal years, respectively. The federal net operating loss carryforwards will expire in 2032 through 2035. The China net operating loss carryforwards will expire in 2015 through 2020, while the France net operating loss carryforward has an unlimited carryforward period. The state net operating loss carryforwards will expire in 2017 through 2035.

The Company has foreign tax credit carryforwards of $486 and $424 at March 1, 2015 and March 2, 2014, respectively, which expire in 2021 through 2025. As of March 1, 2015 and March 2, 2014, research and development and other credits of $392 and $352, respectively, expire in 2031 through 2034.

The Company had New York State investment tax credit carryforwards of $709 in both the 2015 and 2014 fiscal years. The New York State Investment tax credits expire in fiscal years 2015 through 2018. The Company has Kansas tax credits of $225 and $211 in fiscal years 2015 and 2014, respectively, for which no benefit has been provided. The Company does not believe that realization of the principal portion of the Kansas tax credit or the investment tax credit carryforward is more likely than not. The Kansas credits will expire in the 2019 and 2020 fiscal years.

The deferred tax asset valuation allowance of $11,887 as of March 1, 2015 relates to foreign net operating losses and state tax credit carryforwards for which the Company does not expect to realize any tax benefit. During the 2015 fiscal year, the valuation allowance decreased by $54 primarily due to the expiration of foreign net operating loss carryforwards for which no tax benefit was recognized. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities as of March 1, 2015 and March 2, 2014 were as follows:

	March 1	March 2
	2015	2014
Deferred tax assets:
Depreciation and amortization	$3,856	$4,593
Net operating loss carryforwards	14,686	12,210
Tax credits carryforward	1,811	1,695
Stock options	1,899	1,693
Other, net	531	665
	22,783	20,856
Valuation allowance on deferred tax assets	(11,887)	(11,941)
Total deferred tax assets, net of valuation allowance	10,896	8,915

Deferred tax liabilities:
Depreciation	(446)	(867)
Undistributed earnings	(63,958)	(63,958)
Other	(1,257)	(1,616)
Total deferred tax liabilities	(65,661)	(66,441)
Net deferred tax liability	$(54,765)	$(57,526)

On the Consolidated Balance Sheets, the current net deferred tax assets of $3,324 and $598 at March 1, 2015 and March 2, 2014, respectively, were included in prepaid expenses and other current assets.

At March 1, 2015, the Company had gross unrecognized tax benefits of $1,204 included in other liabilities. The prior year unrecognized tax benefit of $2,715 relating to a claim for refund filed to recoup the tax benefit for the Company’s remaining investment in New England Laminates (U.K.) Ltd. was settled with the IRS in 2014 for $1,949 plus interest of $375. If any portion of the unrecognized tax benefits at March 1, 2015 were recognized, the Company’s effective tax rate would change.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Unrecognized Tax Benefits
	March 1,	March 2,	March 3,
	2015	2014	2013

Balance, beginning of year	$276	$3,053	$3,999
Gross decreases-tax positions in prior period	(21)	(2,776)	(235)
Gross increases-current period tax positions	880	-	-
Audit settlements	-	-	(711)
Lapse of statute of limitations	-	(1)	-
Balance, end of year	$1,135	$276	$3,053

The amount of unrecognized tax benefits may increase or decrease in the future for various reasons, including adding or subtracting amounts for current year tax positions, expiration of statutes of limitation on open income tax years, changes in the Company’s judgment about the level of uncertainty, status of tax examinations, and legislative changes. Changes in prior period tax positions are the result of a re-evaluation of the probability of realizing the benefit of a particular tax position based on new information. It is reasonably possible that none of the unrecognized tax benefits will be recognized in the 2015 fiscal year upon the expiration of statutes of limitations.

A list of open tax years by major jurisdiction follows:

California	2011-2015
New York	2012-2015
France	2013-2015
Singapore	2008-2015

The Company had approximately $70 and $98 of accrued interest and penalties as of March 1, 2015 and March 2, 2014, respectively. The Company’s policy is to include applicable interest and penalties related to unrecognized tax benefits as a component of current income tax expense.

During the 2015 fiscal year, the New York State Department of Taxation closed an examination of the Company’s tax returns for the 2008, 2009, 2010 and 2011 fiscal years without audit adjustments assessed.

5.     STOCK-BASED COMPENSATION

As of March 1, 2015, the Company had a 2002 Stock Option Plan (the “Plan”), and no other stock-based compensation plan. The Plan has been approved by the Company’s shareholders and provides for the grant of stock options to directors and key employees of the Company. All options granted under the Plan have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant, which, pursuant to the terms of the Plan, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted. Options granted under the Plan become exercisable 25% one year after the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire 10 years after the date of grant. Options to purchase a total of 1,800,000 shares of common stock were authorized for grant under the Plan. At March 1, 2015, 1,468,530 shares of common stock of the Company were reserved for issuance upon exercise of stock options under the Plan, and 501,838 options were available for future grant under the Plan.

The compensation expense for stock options includes an estimate for forfeitures and is recognized on a straight line basis over the requisite service period.

The future compensation expense to be recognized in earnings before income taxes for options outstanding at March 1, 2015 was $2,448, which is expected to be recognized ratably over a weighted average vesting period of 2.24 years.

The Company records its stock-based compensation at fair value. The weighted average fair value for options was estimated at the dates of grants, using the Black-Scholes option pricing model. The following table represents the weighted average fair value and valuation assumptions used for options granted in the 2015, 2014 and 2013 fiscal years:

	Fiscal Year
	2015	2014	2013

Weighted average fair value per share of option grants	$8.05	$8.79	$8.56
Risk-free interest rates	2.03 - 2.18%	1.64 - 2.15%	1.50 - 1.80%
Expected stock price volatility	31.07 - 31.59%	32.80 - 34.00%	35.02 - 37.06%
Expected dividend yields	1.34 - 1.77%	1.46 - 1.67%	1.54 - 1.65%
Estimated option terms (years)	7.8	6.1 - 8.1	5.7 - 6.9

The risk-free interest rates are based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the estimated term of the options at the date of the grant. Volatility factors are based on historical volatility of the Company’s common stock. The expected dividend yields are based on the regular quarterly cash dividend per share most recently declared by the Company and on the exercise price of the options granted during the 2015 fiscal year. The estimated terms of the options are based on evaluations of the historical and expected future employee exercise behavior.

During the fourth quarter of the 2015 fiscal year, the Company’s Board of Directors approved a reduction of $1.50 per share in the exercise price of all outstanding options as a result of the special cash dividend of $1.50 per share paid by the Company in February 2015. The reduction in the exercise price was treated as a modification of the stock options for accounting purposes. The modification, based on the fair value of the options both immediately before and after the modification, resulted in a total of incremental compensation expense of $205 during the 2015 fiscal year, which was recorded in selling, general and administrative expenses.

Information with respect to stock option activity follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance, February 26, 2012	915,951	$25.40
Granted	205,520	25.60
Exercised	(35,987)	21.16
Terminated or expired	(107,701)	25.91
Balance, March 3, 2013	977,783	$25.54
Granted	193,600	27.20
Exercised	(51,266)	23.44
Terminated or expired	(39,000)	26.07
Granted under option modification	902,517	23.13
Cancelled under option modification	(902,517)	25.63
Balance, March 2, 2014	1,081,117	$23.84
Granted	18,000	25.81
Exercised	(79,800)	21.49
Terminated or expired	(52,625)	24.21
Granted under option modification	996,892	22.55
Cancelled under option modification	(996,892)	24.05
Balance, March 1, 2015	966,692	$22.55	5.40	$425
Vested and exercisable, March 1, 2015	694,705	$22.23	4.27	$528

The aggregate intrinsic values realized (the market value of the underlying shares on the date of exercise, less the exercise price, times the number of shares acquired) from the exercise of options during the 2015, 2014 and 2013 fiscal years were $688, $249 and $227, respectively.

A summary of the status of the Company’s non-vested options at March 1, 2015, and changes during the fiscal year then ended, is presented below:

	Shares Subject to Options	Weighted Average Grant Date Fair Value
Non-vested, beginning of year	416,788	$8.41
Granted	18,000	8.05
Vested	(120,476)	8.14
Terminated or expired	(42,325)	8.06
Non-vested, end of year	271,987	$8.27

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

Treasury Stock – On January 8, 2015, the Company announced that its Board of Directors has authorized the Company’s purchase, on the open market and in privately negotiated transactions, of up to 1,250,000 shares of its common stock, representing approximately 6% of the Company’s 20,945,634 total outstanding shares as of the close of business on January 7, 2015. This authorization supersedes all prior Board of Directors’ authorizations to purchase shares of the Company’s common stock.

The Company announced on October 18, 2012 that its Board of Directors had authorized the Company’s purchase, on the open market and in privately negotiated transactions, of up to 1,000,000 shares of its common stock, representing approximately 5% of the Company’s total outstanding shares at that time.

During the 2015 and 2014 fiscal years, the Company purchased 126,564 and 0 shares, respectively, pursuant to the above authorizations at an aggregate purchase price of $2,738 and $0, respectively, leaving 1,131,244 shares that may be purchased pursuant to the January 8, 2015 authorization. In addition, the Company purchased 3 and 8 shares during the 2015 and 2014 fiscal years, respectively, not pursuant to such authorizations.

Reserved Common Shares – At March 1, 2015, 1,468,530 shares of common stock were reserved for issuance upon exercise of stock options.

Accumulated Other Comprehensive Earnings – Accumulated balances related to each component of other comprehensive earnings were as follows:

	March 1, 2015	March 2, 2014

Currency translation adjustment	$1,268	$1,083
Unrealized gains on investments, net of tax	200	138
Accumulated balance	$1,468	$1,221

7.          EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share are computed by dividing net earnings (loss) by the sum of (a) the weighted average number of shares of common stock outstanding during the period and (b) the potential common stock equivalents outstanding during the period. Stock options are the only common stock equivalents; and the number of dilutive options is computed using the treasury stock method.

The following table sets forth the calculation of basic and diluted earnings (loss) per share:

	Fiscal Year
(Amounts in thousands, except per share amounts)	2015	2014	2013

Net earnings (loss)	$20,043	$(42,329)	$16,961
Weighted average common shares outstanding for basic EPS	20,912	20,849	20,801
Net effect of dilutive options	74	-	22
Weighted average shares outstanding for diluted EPS	20,986	20,849	20,823

Basic earnings (loss) per share	$0.96	$(2.03)	$0.82
Diluted earnings (loss) per share	$0.96	$(2.03)	$0.81

Potentially dilutive stock options, which were not included in the computation of diluted earnings per share because either the effect would have been antidilutive or the options’ exercise prices were greater than the average market price of the common stock, were approximately 192,063, 1,081,000 and 423,000 for the 2015, 2014 and 2013 fiscal years, respectively.

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

During the 2013 fiscal year, the Company settled all pending litigation with Isola USA Corporation (“Isola”) for $1,000. The settlement resulted in the dismissal of the patent infringement lawsuit that Isola filed against Park, Nelco and Neltec. Park, Nelco and Neltec agreed to refrain from challenging the validity or enforceability of any of the applicable patents. In the settlement, neither party admitted any liability or wrongdoing. (See Note 13).

9.	restructuring charges

During the 2013 fiscal year, the Company recorded restructuring charges of $2,730 related to the closure of the Company’s Nelco Technology (Zhuhai FTZ) Ltd. business unit located in Zhuhai, China. The charges included a non-cash asset impairment charge of $3,620 related to property, plant and equipment and were net of the recapture of a non-cash cumulative currency translation adjustment of $1,465. The reclassification of the non-cash cumulative currency translation adjustment was included in foreign currency translation charges in the Consolidated Statements of Comprehensive Earnings (Loss). The Company has a building with a carrying value of $2,039 as of March 1, 2015, which is held for sale at its Nelco Technology (Zhuhai FTZ) Ltd. business unit. The Company ceased depreciating this building during the 2013 fiscal year second quarter and expects to sell the building in the 2016 fiscal year. The company paid $218 and $546 of additional pre-tax charges related to such closure during the 2015 and 2014 fiscal years, respectively.

The Company recorded additional restructuring charges of $485 in the 2015 fiscal year related to the closure of the Company’s New England Laminates Co., Inc. business unit located in Newburgh, New York. The New England Laminates Co., Inc. building in Newburgh, New York is held for sale. In the 2004 fiscal year, the Company reduced the book value of the building to zero, and the Company intends to sell it during the 2016 fiscal year.

In the 2015 fiscal year third quarter, the Company recorded a $496 charge in connection with cost reduction initiatives in the United States. Approximately $346 of such charge were paid in the fiscal 2015 and the remaining balance of $150 is expected to be paid through December 2015.

10.	Employee Benefit Plans

Profit Sharing Plan – The Company and certain of its subsidiaries have a non-contributory profit sharing retirement plan covering substantially all full-time employees in the United States. The plan may be modified or terminated at any time, but in no event may any portion of the contributions revert back to the Company. The Company's estimated contributions are accrued at the end of each fiscal year and paid to the plan in the subsequent fiscal year. The Company’s contributions to the plan were $268 and $256 for fiscal years 2014 and 2013, respectively. The contribution for fiscal year 2015 has not been determined or paid. Contributions are discretionary and may not exceed the amount allowable as a tax deduction under the Internal Revenue Code.

Savings Plan – The Company also sponsors a 401(k) savings plan, pursuant to which the contributions of employees of certain subsidiaries were partially matched by the Company in the amounts of $123, $142 and $154 in the 2015, 2014 and 2013 fiscal years, respectively.

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

On February 12, 2014, the Company entered into a four-year amended and restated revolving credit facility agreement (the “Amended Credit Agreement”) with PNC Bank. The Amended Credit Agreement provides for loans up to $104,000 (the “Amended Facility”) to the Company and letters of credit up to $2,000 for the account of the Company. Through March 1, 2015, the Company has borrowed $52,000 to finance a special dividend paid to shareholders of the Company in the 2014 fiscal year fourth quarter and an additional $52,000 to continue the loan that was provided under the Credit Agreement, and PNC Bank has issued two standby letters of credit for the account of the Company in the total amount of $1,100 to secure the Company’s obligations under its workers’ compensation insurance program. During the 2015 fiscal year, the Company made a $10,000 principal payment in accordance with the Amended Credit Agreement. The remaining $94,000 outstanding borrowings under the Amended Credit Agreement are payable in four quarterly installments of $2,500 each, commencing in March 2015, and eight quarterly installments of $3,750 each, commencing in March 2016, with the remaining amount outstanding under the Amended Credit Agreement payable on February 12, 2018 and excludes a pre-payment penalty.

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

The Amended Credit Agreement contains certain customary affirmative and negative covenants and customary financial covenants. On February 24, 2015, the Company and PNC Bank entered into an Amendment to the Amended Credit Agreement that modified certain covenants. The covenants under the Amended Credit Agreement at March 1, 2015, in connection with the February 24, 2015 Amendment to the Amended Credit Agreement, require the Company to (a) maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 at the end of each fiscal quarter, except for the fiscal quarters ending on May 31, 2015 and August 30, 2015 for which the ratio is 1.00 to 1.00, and (b) not exceed a maximum funded debt ratio of (i) 3.75 to 1.00 through March 1, 2015, (ii) 3.85 to 1.00 for the period March 2, 2015 through May 31, 2015, (iii) 3.55 to 1.00 for the period June 1, 2015 through August 30, 2015, (iv) 3.50 to 1.00 for the period August 31, 2015 through February 28, 2016, (v) 3.00 to 1.00 for the period February 29, 2016 through February 26, 2017, and (vi) 2.25 to 1.00 for all periods thereafter. In addition, the Company must maintain minimum domestic liquid assets of $25,000 in cash and marketable securities at all times, except for the period February 24, 2015 through May 30, 2015, and maintain a minimum quick ratio of (i) 6.50 to 1.00 for the period December 1, 2014 through November 27, 2016 and (ii) 3.00 to 1.00 for all periods thereafter. The dividend covenant permits the Company to pay regular quarterly dividends in amounts not exceeding $0.10 per share and an annual special dividend to shareholders in amounts ranging from $1.00 to $2.50 with prior written notification to PNC Bank. The Company’s obligations under the Amended Credit Agreement are guaranteed by its Nelco Products, Inc., Neltec, Inc. and Park Aerospace Technologies Corp. subsidiaries and secured by a pledge of 65% of the capital stock of the Company’s Nelco Products Pte. Ltd. subsidiary in Singapore. The minimum domestic liquid assets of $25,000, for required periods, are reflected as restricted cash on the Consolidated Balance Sheets.

The Amended Facility is available to (a) refinance the Credit Agreement, (b) support working capital and general corporate needs, including the issuance of letters of credit, (c) fund special distributions to the Company’s shareholders permitted under the Amended Facility, and (d) finance ongoing capital expenditures and acquisitions. At March 1, 2015, $94,000 of indebtedness was outstanding under the Amended Credit Agreement with an interest rate of 1.31%. Interest expense recorded under the Facility and Amended Facility was approximately $1,438, $764 and $14 during the 2015, 2014 and 2013 fiscal years, respectively, which is included in interest expense on the Consolidated Statements of Operations.

At March 1, 2015, scheduled principal maturities of long-term debt were as follows:

Fiscal Year	Amount
2016	$10,000
2017	15,000
2018	69,000
94,000
Less current portion	10,000
$84,000

12.	Commitments

The Company conducts certain of its operations in leased facilities, which include several manufacturing plants, warehouses and offices. The leases of facilities are for terms of up to 10 years, the latest of which expires in 2020. Many of the leases contain renewal options for periods ranging from one to ten years and require the Company to pay real estate taxes and other operating costs. The latest land lease expiration is 2040.

These non-cancelable leases have the following payment schedule:

Fiscal Year	Amount

2016	$1,910
2017	1,288
2018	1,137
2019	1,159
2020	1,182
Thereafter	3,403
$10,079

Rental expenses, inclusive of real estate taxes and other costs, were $2,881, $2,765 and $3,068 for the 2015, 2014 and 2013 fiscal years, respectively. In addition, the Company has commitments to purchase raw materials for $118.

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

The total costs incurred by the Company and its subsidiaries in connection with these sites, including legal fees incurred by the Company and its subsidiaries and their assessed share of remediation costs and excluding amounts expected to be reimbursed by insurance carriers, were approximately $23, $8 and $56 in the 2015, 2014 and 2013 fiscal years, respectively. The Company had no recorded liabilities for environmental matters for the 2015 and 2014 fiscal years.

Such recorded liabilities do not include environmental liabilities and related legal expenses for which the Company believes that it and its subsidiaries have general liability insurance coverage for the years during which the Company's subsidiaries' waste was disposed at three sites for which certain subsidiaries of the Company have been named as potentially responsible parties. Pursuant to such general liability insurance coverage, two insurance carriers have been paying 100% of the legal defense and remediation costs associated with such three sites since 1985. In the 2012 fiscal year fourth quarter, one of such insurance carriers, which had been paying 45% of such legal defense and remediation costs, indicated that it no longer agreed to such percentage. As a result, the Company commenced litigation against such insurance carriers and a third insurance carrier. The three insurance carriers have filed answers to the lawsuit, and one has asserted counterclaims against the Company. The insurance carriers and the Company settled this matter in the 2015 fiscal year third quarter. Pursuant to the settlement agreement, the three insurance carriers reimbursed the Company and its subsidiaries for the legal defense and remediation costs associated with the three sites incurred by the Company and its subsidiaries since the 2012 fiscal year fourth quarter and agreed to reimburse the Company and its subsidiaries for future legal defense and remediation costs associated with the three sites. The settlement does not have a material adverse effect on the Company’s results of operations, cash flows or financial position.

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

Financial information regarding the Company’s operations by geographic region is as follows:

	Fiscal Year
	2015	2014	2013
Sales:
North America	$75,395	$82,187	$80,968
Asia	76,000	71,854	78,559
Europe	10,691	11,723	16,889
Total sales	$162,086	$165,764	$176,416

Long-lived assets:
North America	$23,562	$26,899	$34,555
Asia	12,490	13,557	14,102
Europe	325	397	327
Total long-lived assets	$36,377	$40,853	$48,984

15.     Customer and Supplier Concentrations

Customers – Sales to TTM Technologies Inc. were 15.8% and 16.1% of the Company's total worldwide sales for the 2014 and 2013 fiscal years, respectively. Sales to Sanmina-SCI Corporation were 10.1% of the Company's total worldwide sales for the 2013 fiscal year.

While no other customer accounted for 10% or more of the Company's total worldwide sales in the 2015, 2014 or 2013 fiscal years, the loss of a major printed circuit materials customer or of a group of customers could have a material adverse effect on the Company's business or consolidated results of operations or financial position.

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

16.     ACCOUNTING PRONOUNCEMENTS

Recently Adopted

In March 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which states that when a parent sells an investment in a foreign entity and ceases to have a controlling interest in that foreign entity, or when a foreign subsidiary disposes of substantially all of its assets, or when a parent acquires control of a foreign entity in which the parent held an equity interest before the acquisition date, the cumulative translation adjustment should be released into net income. The Company adopted this guidance effective March 3, 2014, the first day of the Company’s 2015 fiscal year, and the adoption of this guidance did not impact the Company’s results of operations, cash flows or financial condition.

Recently Issued

In May 2014, the FASB issued authoritative guidance on the recognition of revenue from customers. This guidance clarifies when an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. This guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The current effective date of this guidance is for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2016. The Company is currently evaluating the impact this guidance will have on its consolidated results of operations, cash flows, financial position and disclosures and is currently unable to estimate the impact of this guidance.

In April 2015, the FASB issued authoritative guidance on the presentation of debt issuance costs. This guidance is intended to simplify the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2015. The Company does not expect this guidance to have a material impact on its consolidated results of operations, cash flows, financial position and disclosures.

17.     SUBSEQUENT EVENT

Pursuant to the share purchase authorization announced on January 8, 2015, the Company purchased an aggregate of 444,834 shares during the period March 9, 2015 through April 24, 2015 at an average price paid per share of $21.32 and a total cost of $9,493, leaving an aggregate total of 686,410 shares available to be purchased by the Company pursuant to the aforementioned share purchase authorization. All of such 444,834 shares were purchased by the Company pursuant to a Rule 10b5-1 Stock Purchase Plan established by the Company on February 13, 2015 and terminated by the Company on April 24, 2015. Additional purchases by the Company pursuant to the aforementioned share purchase authorization may occur from time to time in the future. As previously announced by the Company, shares purchased by the Company will be retained as treasury stock and will be available for use under the Company’s stock option plan and for other corporate purposes.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

Selected Quarterly Financial Data (Unaudited)

(Amounts in thousands, except per share amounts)

	Quarter
	First	Second	Third	Fourth
Fiscal 2015:
Net sales	$48,817	$42,349	$34,679	$36,241
Gross profit	16,929	12,171	8,598	11,255
Net earnings	8,216	4,955	2,031	4,841
Basic net earnings per share	$0.39	$0.24	$0.10	$0.23
Diluted net earnings per share	$0.39	$0.24	$0.10	$0.23
Weighted average common shares outstanding:
Basic	20,880	20,925	20,947	20,896
Diluted	20,988	21,029	20,989	20,937

Fiscal 2014:
Net sales	$43,438	$44,497	$39,678	$38,151
Gross profit	12,991	13,621	11,038	10,450
Net earnings (loss)	4,929	8,045	4,721	(60,024)
Basic net earnings (loss) per share	$0.24	$0.39	$0.23	$(2.88)
Diluted net earnings (loss) per share	$0.24	$0.39	$0.23	$(2.88)
Weighted average common shares outstanding:
Basic	20,828	20,836	20,857	20,873
Diluted	20,844	20,852	20,917	20,873

Earnings (loss) per share are computed separately for each quarter. Therefore, the sum of such quarterly per share amounts may differ from the total for each year.

During the fourth quarter of the 2015 fiscal year, the Company’s Board of Directors approved a reduction of $1.50 per share in the exercise price of all outstanding stock options as a result of the special cash dividend of $1.50 per share paid by the Company in February 2015. The reduction in the exercise price was treated as a modification of the stock options for accounting purposes. The modification, based on the fair value of the options both immediately before and after the modification, resulted in a total incremental compensation expense of $205 during the fourth quarter of the 2015 fiscal year, which was recorded in selling, general and administrative expenses.

During the fourth quarter of the 2014 fiscal year, the Company provided for U.S. deferred income taxes in the amount of $63,958 on the undistributed earnings of the Company’s subsidiary in Singapore. See Note 4 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

During the fourth quarter of the 2014 fiscal year, the Company’s Board of Directors approved a reduction of $2.50 per share in the exercise price of all outstanding stock options as a result of the special cash dividend of $2.50 per share paid by the Company in February 2014. The reduction in the exercise price was treated as a modification of the stock options for accounting purposes. The modification, based on the fair value of the options both immediately before and after the modification, resulted in a total incremental compensation expense of $731 during the fourth quarter of the 2014 fiscal year, which was recorded in selling, general and administrative expenses.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES.

(a)     Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 1, 2015, the end of the fiscal year covered by this annual report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such fiscal year, the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 1, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control–Integrated Framework (2013). Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of March 1, 2015.

The independent registered public accounting firm that audited the Company’s 2015 fiscal year financial statements included in this Annual Report on Form 10-K has issued an attestation report on the Company’s internal control over financial reporting as of March 1, 2015. That report appears in Item 9A(c) below.

(c)     Attestation Report of the Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Park Electrochemical Corp.

We have audited Park Electrochemical Corp. and subsidiaries’ internal control over financial reporting as of March 1, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Park Electrochemical Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Park’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Park Electrochemical Corp. has maintained, in all material respects, effective internal control over financial reporting as of March 1, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of Park Electrochemical Corp. and subsidiaries as of March 1, 2015 and for the year then ended and our report dated May 15, 2015, expressed an unqualified opinion thereon.

/s/ CohnReznick LLP

Jericho, New York

May 15, 2015

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

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this item (except for information as to the Company's executive officers, which information appears elsewhere in this Report) is incorporated by reference to the Company's definitive proxy statement for the 2015 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 11.     EXECUTIVE COMPENSATION.

The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2015 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2015 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2015 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

This information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2015 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
		Page

	(a) Documents filed as a part of this Report

	(1) Financial Statements:

	The following Consolidated Financial Statements of the Company are included in Part II, Item 8:

	Reports of Independent Registered Public Accounting Firms	41

	Balance Sheets	43

	Statements of Operations	44

	Statements of Comprehensive Earnings (Loss)	45

	Statements of Shareholders' Equity	46

	Statements of Cash Flows	47

	Notes to Consolidated Financial Statements (1-17)	48

	(2) Financial Statement Schedules:

	The following additional information should be read in conjunction with the Consolidated Financial Statements of the Registrant described in Item 15(a)(1) above:

	Schedule II – Valuation and Qualifying Accounts	75

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

Date: May 15, 2015              PARK ELECTROCHEMICAL CORP.

                                             By: /s/ Brian E. Shore _______________

                                                  Brian E. Shore,

                                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian E. Shore____ Brian E. Shore	Chairman of the Board, Chief Executive Officer and Director (principal executive officer)	May 15, 2015

/s/ P. Matthew Farabaugh P. Matthew Farabaugh	Vice President and Chief Financial Officer (principal financial officer)	May 15, 2015

/s/ Robert Yaniro_______ Robert Yaniro	Vice President and Corporate Controller (principal accounting officer)	May 15, 2015

/s/ Dale Blanchfield___ Dale Blanchfield	Director	May 15, 2015

/s/ Emily J. Groehl___ Emily J. Groehl	Director	May 15, 2015

/s/ Peter Maurer_ _ Peter Maurer	Director	May 15, 2015

/s/ Steven T. Warshaw_ Steven T. Warshaw	Director	May 15, 2015

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Column C
Column A	Column B	Additions		Column D	Column E

Description	Balance at Beginning of Period	Costs and Expenses	Other	Reductions	Balance at End of Period
DEFERRED INCOME TAX ASSET VALUATION ALLOWANCE:
52 weeks ended March 1, 2015	$11,941,000	$123,000	$-	$(177,000)	$11,887,000
52 weeks ended March 2, 2014	$12,465,000	$330,000	$-	$(854,000)	$11,941,000
53 weeks ended March 3, 2013	$11,661,000	$804,000	$-	$-	$12,465,000

			Column D
Column A	Column B	Column C	Other		Column E

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Accounts Written Off (A)	Translation Adjustment	Balance at End of Period
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
52 weeks ended March 1, 2015	$416,000	$(5,000)	$(15,000)	$-	$396,000
52 weeks ended March 2, 2014	$423,000	$(7,000)	$-	$-	$416,000
53 weeks ended March 3, 2013	$598,000	$(135,000)	$(40,000)	$-	$423,000

(A) Uncollectible amounts, net of recoveries

EXHIBIT INDEX

Exhibit Numbers	Description

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

3.4	By-Laws, as amended July 22, 2014

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

Exhibit Numbers	Description

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

10.8

Amended and Restated Credit Agreement by and among Park Electrochemical Corp., as Borrower, the Guarantors party thereto, and PNC Bank, National Association, as Lender, dated as of February 12, 2014 (Reference is made to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 2014, Commission File No. 1-4415, which is incorporated herein by reference.)

14.1

Code of Ethics for Chief Executive Officer and Senior Financial Officers adopted on May 6, 2004 (Reference is made to Exhibit 14.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004, Commission File No. 1-4415, which is incorporated herein by reference.)

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm (CohnReznick LLP
23.2	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP)

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended March 1, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 1, 2015 and March 2, 2014, (ii) Consolidated Statements of Operations for the years ended March 1, 2015, March 2, 2014 and March 3, 2013 (iii) Consolidated Statements of Comprehensive Earnings (Loss) for the years ended March 1, 2015, March 2, 2014 and March 3, 2013, (iv) Consolidated Statements of Shareholders’ Equity for the years ended March 1, 2015, March 2, 2014 and March 3, 2013, and (iv) Consolidated Statements of Cash Flows for the years ended March 1, 2015, March 2, 2014 and March 3, 2013 *+

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