Form 10-Q
period 2015-05-31
PARK ELECTROCHEMICAL CORP
filed 2015-07-09
CIK 76267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,389,669 as of July 6, 2015.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item I.     Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	May 31, 2015	March 01,
	(unaudited)	2015*
ASSETS
Current assets:
Cash and cash equivalents	$61,559	$141,538
Marketable securities (Note 3)	167,459	130,595
Accounts receivable, less allowance for doubtful accounts of $400 and $396, respectively	21,523	21,431
Inventories (Note 4)	14,533	14,439
Prepaid expenses and other current assets	6,126	5,256
Total current assets	271,200	313,259

Property, plant and equipment, net	23,821	26,537
Goodwill and other intangible assets	9,840	9,840
Restricted cash (Note 5)	25,000	-
Other assets	946	1,046
Total assets	$330,807	$350,682

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt (Note 5)	$11,250	$10,000
Accounts payable	5,904	6,882
Accrued liabilities	5,330	4,767
Income taxes payable	4,220	4,141
Current deferred income taxes	65	3,934
Total current liabilities	26,769	29,724

Long-term debt (Note 5)	80,250	84,000
Deferred income taxes	47,164	54,155
Other liabilities	1,204	1,204
Total liabilities	155,387	169,083

Commitments and contingencies (Note 12)

Shareholders' equity:
Common stock	2,096	2,096
Additional paid in capital	165,288	164,819
Retained earnings	18,760	16,048
Accumulated other comprehensive earnings	1,592	1,468
	187,736	184,431
Less treasury stock, at cost	(12,316)	(2,832)
Total shareholders' equity	175,420	181,599
Total liabilities and shareholders' equity	$330,807	$350,682

*The balance sheet at March 1, 2015 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	13 Weeks Ended (Unaudited)
	May 31,	June 1,
	2015	2014

Net sales	$37,829	$48,817
Cost of sales	26,462	31,888
Gross profit	11,367	16,929
Selling, general and administrative expenses	5,801	6,596
Restructuring charges (Note 7)	124	267
Earnings from operations	5,442	10,066
Interest expense (Note 5)	369	353
Interest and other income	265	147
Earnings before income taxes	5,338	9,860
Income tax provision (Note 10)	561	1,644
Net earnings	$4,777	$8,216

Earnings per share (Note 8):
Basic earnings per share	$0.23	$0.39
Basic weighted average shares	20,546	20,880

Diluted earnings per share	$0.23	$0.39
Diluted weighted average shares	20,565	20,988

Dividends declared per share	$0.10	$0.10

See Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

(Amounts in thousands)

	13 Weeks Ended (Unaudited)
	May 31,	June 1,
	2015	2014

Net earnings	$4,777	$8,216
Other comprehensive earnings (loss), net of tax:
Foreign currency translation	55	(94)
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	103	32
Less: reclassification adjustment for gains included in net earnings	(3)	-
Unrealized losses on marketable securities:
Unrealized holding losses arising during the period	(31)	(3)
Other comprehensive earnings (loss)	124	(65)
Total comprehensive earnings	$4,901	$8,151

See Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	13 Weeks Ended (Unaudited)
	May 31,	June 1,
	2015	2014
Cash flows from operating activities:
Net earnings	$4,777	$8,216
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	837	898
Stock-based compensation	419	301
Provision for deferred income taxes	(10,860)	-
Amortization of bond premium	205	316
Changes in operating assets and liabilities	(1,196)	(392)
Net cash (used in) provided by operating activities	(5,818)	9,339

Cash flows from investing activities:
Purchase of property, plant and equipment	(176)	(53)
Proceeds from sales of property, plant and eqipment	2,026	-
Purchases of marketable securities	(40,923)	(37,146)
Proceeds from sales and maturities of marketable securities	3,565	31,936
Net cash used in investing activities	(35,508)	(5,263)

Cash flows from financing activities:
Dividends paid	(2,065)	(2,088)
Restricted cash	(25,000)	-
Proceeds from exercise of stock options	50	76
Payments of long-term debt	(2,500)	-
Purchase of treasury stock	(9,484)	-
Net cash used in financing activities	(38,999)	(2,012)

(Decrease) increase in cash and cash equivalents before effect of exchange rate changes	(80,325)	2,064
Effect of exchange rate changes on cash and cash equivalents	346	(118)
(Decrease) increase in cash and cash equivalents	(79,979)	1,946
Cash and cash equivalents, beginning of period	141,538	133,150
Cash and cash equivalents, end of period	$61,559	$135,096

Supplemental cash flow information:
Cash paid during the period for income taxes, net of refunds	$11,310	$-
Cash paid during the period for interest	$206	$222

See Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share (unless otherwise stated), per share and option amounts)

1.     CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of May 31, 2015 and the consolidated statements of operations, the consolidated statements of comprehensive earnings and the condensed consolidated statements of cash flows for the 13 weeks ended May 31, 2015 and June 1, 2014 have been prepared by Park Electrochemical Corp. (the “Company”), without audit. In the opinion of management, these unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at May 31, 2015 and the results of operations and cash flows for all periods presented. The consolidated statements of operations are not necessarily indicative of the results to be expected for the full fiscal year or any subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2015. There have been no significant changes to such accounting policies during the 13 weeks ended May 31, 2015.

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

The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and any long-lived assets written down to fair value. To measure fair value of such assets, the Company uses Level 3 inputs consisting of techniques including an income approach and a market approach. The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the discounted cash flow analysis require the exercise of significant judgment, including judgment about appropriate discount rates, terminal value, growth rates and the amount and timing of expected future cash flows. There were no transfers between levels within the fair value hierarchy during the 13 weeks ended May 31, 2015 and June 1, 2014. With respect to goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying value. If, based on that assessment, the Company believes it is more likely than not that the fair value is less than its carrying value, a two-step goodwill impairment test is performed. There have been no changes in events or circumstances which required impairment charges to be recorded during the 13 weeks ended May 31, 2015.

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

The following is a summary of available-for-sale securities:

	May 31, 2015
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$135,577	$135,577	$-	$-
U.S. corporate debt securities	31,882	27,880	4,002	-
Total marketable securities	$167,459	$163,457	$4,002	$-

	March 1, 2015
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$119,493	$119,493	$-	$-
U.S. corporate debt securities	11,102	7,084	4,018	-
Total marketable securities	$130,595	$126,577	$4,018	$-

At May 31, 2015 and March 1, 2015, the Company’s level 2 investments consisted of commercial paper which was not traded on a regular basis or in an active market and for which the Company was unable to obtain pricing information on an ongoing basis. Therefore, these investments were measured using quoted market prices for similar assets currently trading in an active market or using model-derived valuations in which all significant inputs are observable for substantially the full term of the asset.

The following table shows the amortized cost basis and gross unrealized gains and losses on the Company’s available-for-sale securities:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses
May 31, 2015:
U.S. Treasury and other government securities	$135,131	$471	$26
U.S. corporate debt securities	31,914	1	32
Total marketable securities	$167,045	$472	$58

March 1, 2015:
U.S. Treasury and other government securities	$119,191	$314	$12
U.S. corporate debt securities	11,097	5	-
Total marketable securities	$130,288	$319	$12

The estimated fair values of such securities at May 31, 2015 by contractual maturity are shown below:

Due in one year or less	$90,008
Due after one year through five years	77,451
$167,459

4.     INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company writes down its inventory for estimated obsolescence or unmarketability based upon the age of the inventory and assumptions about future demand for the Company's products and market conditions. Inventories consisted of the following:

	May 31,	March 1,
	2015	2015
Inventories:
Raw materials	$7,187	$7,376
Work-in-process	2,923	3,114
Finished goods	4,028	3,605
Manufacturing supplies	395	344
	$14,533	$14,439

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

On February 12, 2014, the Company entered into a four-year amended and restated revolving credit facility agreement (the “Amended Credit Agreement”) with PNC Bank. The Amended Credit Agreement provides for loans up to $104,000 (the “Amended Facility”) to the Company and letters of credit up to $2,000 for the account of the Company. Through May 31, 2015, the Company has borrowed $52,000 to finance a special dividend paid to shareholders of the Company in the 2014 fiscal year fourth quarter and an additional $52,000 to continue the loan that was provided under the Credit Agreement, and PNC Bank has issued two standby letters of credit for the account of the Company in the total amount of $1,075 to secure the Company’s obligations under its workers’ compensation insurance program. During the 13 weeks ended May 31, 2015, the Company made a $2,500 principal payment in accordance with the Amended Credit Agreement. The remaining $91,500 outstanding borrowings under the Amended Credit Agreement are payable in three quarterly installments of $2,500 each, commencing in July 2015, and eight quarterly installments of $3,750 each, commencing in April 2016, with the remaining amount outstanding under the Amended Credit Agreement payable on February 12, 2018. The Amended Credit Agreement excludes a pre-payment penalty.

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

The Amended Credit Agreement contains certain customary affirmative and negative covenants and customary financial covenants. On February 24, 2015, the Company and PNC Bank entered into an Amendment to the Amended Credit Agreement that modified certain covenants. The covenants under the Amended Credit Agreement at May 31, 2015, as amended by the February 24, 2015 Amendment to the Amended Credit Agreement, require the Company to (a) maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 at the end of each fiscal quarter, except for the fiscal quarters ending on May 31, 2015 and August 30, 2015 for which the ratio is 1.00 to 1.00, and (b) not exceed a maximum funded debt ratio of (i) 3.85 to 1.00 for the period March 2, 2015 through May 31, 2015, (ii) 3.55 to 1.00 for the period June 1, 2015 through August 30, 2015, (iii) 3.50 to 1.00 for the period August 31, 2015 through February 28, 2016, (iv) 3.00 to 1.00 for the period February 29, 2016 through February 26, 2017, and (v) 2.25 to 1.00 for all periods thereafter. In addition, the Company must maintain minimum domestic liquid assets of $25,000 in cash and marketable securities at all times, except for the period February 24, 2015 through May 30, 2015, and maintain a minimum quick ratio of (i) 6.50 to 1.00 for the period December 1, 2014 through November 27, 2016 and (ii) 3.00 to 1.00 for all periods thereafter. The dividend covenant permits the Company to pay regular quarterly dividends in amounts not exceeding $0.10 per share and an annual special dividend to shareholders in amounts ranging from $1.00 to $2.50 with prior written notification to PNC Bank. The Company’s obligations under the Amended Credit Agreement are guaranteed by its Nelco Products, Inc., Neltec, Inc. and Park Aerospace Technologies Corp. subsidiaries and secured by a pledge of 65% of the capital stock of the Company’s Nelco Products Pte. Ltd. subsidiary in Singapore. The minimum domestic liquid assets of $25,000, for required periods, are reflected as restricted cash on the Condensed Consolidated Balance Sheets.

The Amended Facility is available to (a) refinance the Credit Agreement, (b) support working capital and general corporate needs, including the issuance of letters of credit, (c) fund special distributions to the Company’s shareholders permitted under the Amended Facility and (d) finance ongoing capital expenditures and acquisitions. At May 31, 2015, $91,500 of indebtedness was outstanding under the Amended Credit Agreement with an interest rate of 1.34%. Interest expense recorded under the Amended Facility was approximately $369 and $353 for the 13 weeks ended May 31, 2015 and June 1, 2014, respectively, which is included in interest expense on the Consolidated Statements of Operations.

6.     STOCK-BASED COMPENSATION

As of May 31, 2015, the Company had a 2002 Stock Option Plan (the “Plan”), and no other stock-based compensation plan. The Plan has been approved by the Company’s shareholders and provides for the grant of stock options to directors and key employees of the Company. All options granted under the Plan have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant, which, pursuant to the terms of the Plan, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted. Options granted under the Plan become exercisable 25% one year after the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire 10 years after the date of grant.

On March 2, 2015, the Company granted options to purchase 171,100 shares of common stock to certain of its employees. The future compensation expense to be recognized in earnings before income taxes was $1,168 and will be recorded on a straight-line basis over the remaining requisite service period. The weighted average fair value of the granted options was estimated to be $7.56 per share using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 1.68% - 1.75%; expected volatility factors of 28.73% - 31.71%; expected dividend yield of 1.84%; and estimated option terms of 5.3 - 7.9 years.

The risk-free interest rates were based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the estimated term of the options at the date of the grant. Volatility factors were based on historical volatility of the Company’s common stock. The expected dividend yields were based on the regular quarterly cash dividend per share most recently declared by the Company and on the exercise price of the options granted during the 2016 fiscal year. The estimated terms of the options were based on evaluations of the historical and expected future employee exercise behavior.

The following is a summary of option activity for the 13 weeks ended May 31, 2015:

	Outstanding Options	Weighted Average Exercise Price
Balance, March 1, 2015	966,692	$22.55
Granted	171,100	21.71
Exercised	(2,500)	19.91
Terminated or expired	(750)	23.28
Balance, May 31, 2015	1,134,542	$22.43
Vested and exercisable, May 31, 2015	692,283	$22.22

7.     RESTRUCTURING CHARGES

During the 2013 fiscal year, the Company recorded restructuring charges of $2,730 related to the closure of the Company’s Nelco Technology (Zhuhai FTZ) Ltd. business unit located in Zhuhai, China. The charges included a non-cash asset impairment charge of $3,620 related to property, plant and equipment and were net of the recapture of a non-cash cumulative currency translation adjustment of $1,465. The reclassification of the non-cash cumulative currency translation adjustment was included in foreign currency translation charges in the Consolidated Statements of Comprehensive Earnings (Loss). The Nelco Technology (Zhuhai FTZ) Ltd. building was sold for approximately $2,026 during the 13 weeks ended May 31, 2015. There was no gain or loss on the sale of the building, since the carrying value of the building was equal to the selling price. The Company paid $37 and $106 of additional pre-tax charges related to such closure during the 13 weeks ended May 31, 2015 and June 1, 2014, respectively.

The Company recorded additional restructuring charges of $87 and $161 during the 13 weeks ended May 31, 2015 and June 1, 2014, respectively, related to the closure of the Company’s New England Laminates Co., Inc. business unit located in Newburgh, New York. The New England Laminates Co., Inc. building in Newburgh, New York is held for sale. In the 2004 fiscal year, the Company reduced the book value of the building to zero, and the Company intends to sell it during the 2016 fiscal year.

In the 2015 fiscal year third quarter, the Company recorded a $496 charge in connection with cost reduction initiatives in the United States. Approximately $400 of such charge were paid through May 31, 2015 and the remaining balance of $96 is expected to be paid through December 2015.

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

The following table sets forth the calculation of basic and diluted earnings per share:

	13 Weeks Ended
	May 31, 2015	June 1, 2014

Net earnings	$4,777	$8,216

Weighted average common shares outstanding for basic EPS	20,546	20,880
Net effect of dilutive options	19	108
Weighted average shares outstanding for diluted EPS	20,565	20,988

Basic earnings per share	$0.23	$0.39

Diluted earnings per share	$0.23	$0.39

Potentially dilutive securities, which were not included in the computation of diluted earnings per share because either the effect would have been anti-dilutive or the options’ exercise prices were greater than the average market price of the common stock, were approximately 698 and 24 for the 13 weeks ended May 31, 2015 and June 1, 2014, respectively.

9.     SHAREHOLDERS’ EQUITY

During the 13 weeks ended May 31, 2015, the Company issued 2,500 shares pursuant to the exercises of stock options and received proceeds from such exercises and recognized stock-based compensation expense, net of recognized tax benefits, of $50 and $419, respectively. These transactions resulted in a $469 increase in additional paid-in capital during the period.

On January 8, 2015, the Company announced that its Board of Directors had authorized the Company’s purchase, on the open market and in privately negotiated transactions, of up to 1,250,000 shares of its common stock, representing approximately 6% of the Company’s 20,945,634 total outstanding shares as of the close of business on January 7, 2015. This authorization supersedes all prior Board of Directors’ authorizations to purchase shares of the Company’s common stock.

Pursuant to the share purchase authorization announced on January 8, 2015, the Company purchased an aggregate of 444,834 shares during the 13 weeks ended May 31, 2015 at an average purchase price per share of $21.32 and an aggregate purchase price of $9,493, leaving 686,410 shares that may be purchased by the Company pursuant to the aforementioned share purchase authorization. All of such 444,834 shares were purchased by the Company pursuant to a Rule 10b5-1 Stock Purchase Plan established by the Company on February 13, 2015 and terminated by the Company on April 24, 2015. Additional purchases by the Company pursuant to the aforementioned share purchase authorization may occur from time to time in the future. As previously announced by the Company, shares purchased by the Company will be retained as treasury stock and will be available for use under the Company’s stock option plan and for other corporate purposes.

10.   INCOME TAXES

The Company’s effective tax rates for the 13 weeks ended May 31, 2015 and June 1, 2014 were 10.5% and 16.7%, respectively. The lower effective tax rate for the 13 weeks ended May 31, 2015 was primarily due to higher portions of taxable income in jurisdictions with lower effective income tax rates and larger foreign tax incentives in the 13 weeks ended May 31, 2015.

The Company continuously evaluates the liquidity and capital requirements of its operations in the United States and of its foreign operations. As a result of such evaluation, the Company recorded a non-cash charge for the accrual of U.S. deferred income taxes in the amount of $63,958 on undistributed earnings of the Company’s subsidiary in Singapore during the fourth quarter of the 2014 fiscal year. In the first quarter ended May 31, 2015, $58,000 was repatriated to the United States. Deferred income taxes of $10,682 were settled through payment with the respective tax authorities.

11.   GEOGRAPHIC REGIONS

The Company is a global advanced materials company which develops, manufactures, markets and sells high technology digital and RF/microwave printed circuit materials principally for the telecommunications and internet infrastructure and high-end computing markets and advanced composite materials, parts and assemblies and low- volume tooling for the aerospace markets. The Company’s products are sold to customers in North America, Asia and Europe. The Company’s manufacturing facilities are located in Singapore, France, Kansas, Arizona and California. The Company operates as a single operating segment, which is advanced materials for the electronics and aerospace markets, with common management and identical or very similar economic characteristics, products, raw materials, manufacturing processes and equipment, customers and markets, marketing, sales and distribution methods and regulatory environments. The chief operating decision maker reviews financial information on a consolidated basis.

Sales are attributed to geographic regions based upon the region in which the materials were delivered to the customer. Sales between geographic regions were not significant.

Financial information regarding the Company’s operations by geographic region is as follows:

	13 Weeks Ended
	May 31, 2015	June 1, 2014
Sales:
North America	$18,315	$21,295
Asia	17,234	24,497
Europe	2,280	3,025
Total sales	$37,829	$48,817

	May 31, 2015	March 1, 2015
Long-lived assets:
North America	$23,147	$23,562
Asia	10,207	12,490
Europe	307	325
Total long-lived assets	$33,661	$36,377

12.   CONTINGENCIES

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

The total costs incurred by the Company and its subsidiaries in connection with these sites, including legal fees incurred by the Company and its subsidiaries and their assessed share of remediation costs and excluding amounts paid or reimbursed by insurance carriers, were approximately $1 and $7 in the 13 weeks ended May 31, 2015 and June 1, 2014, respectively. The Company had no recorded liabilities for environmental matters at May 31, 2015 or March 1, 2015.

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

Included in selling, general and administrative expenses are charges for actual expenditures and accruals, based on estimates, for certain environmental matters described above. The Company accrues estimated costs associated with known environmental matters, when such costs can be reasonably estimated and when the outcome appears probable. The Company believes that the ultimate disposition of known environmental matters will not have a material adverse effect on the Company’s liquidity, capital resources or business or its consolidated results of operations, cash flows or financial position.

13.   ACCOUNTING PRONOUNCEMENTS

Recently Issued

In April 2015, the Financial Accounting Standards Board issued authoritative guidance on the presentation of debt issuance costs. This guidance is intended to simplify the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2015. The Company does not expect this guidance to have a material impact on its consolidated results of operations, cash flows, financial position or disclosures.

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

Financial Overview

The Company's total net sales worldwide in the 13 weeks ended May 31, 2015 were 23% lower than in the 13 weeks ended June 1, 2014 principally as a result of lower sales of the Company’s printed circuit materials products in Asia and North America, partially offset by higher sales of the Company’s aerospace composite materials, parts and assemblies. The Company’s total net sales worldwide in the 13 weeks ended May 31, 2015 were 4% higher than in the 13 weeks ended March 1, 2015 principally as a result of higher sales of the Company’s aerospace composite materials, parts and assemblies in North America and higher sales of the Company’s printed circuit materials products in Asia and Europe.

The Company’s gross profit margin, measured as a percentage of sales, decreased to 30.0% in the 13 weeks ended May 31, 2015 from 34.7% in the 13 weeks ended June 1, 2014 principally as a result of lower sales and production levels of its printed circuit materials products in Asia and North America combined with the fixed nature of certain overhead costs.

The Company’s earnings from operations and net earnings were 46% and 42% lower, respectively, in the 13 weeks ended May 31, 2015 than in last fiscal year’s comparable period primarily as a result of the aforementioned decrease in sales and reduction in the gross profit margin. Earnings from operations in the 13 weeks ended May 31, 2015 included pre-tax restructuring charges of $124,000 in connection with the closure in fiscal year 2013 of the Nelco Technology (Zhuhai FTZ) Ltd. (“Nelco Zhuhai”) facility located in the Free Trade Zone in Zhuhai, China and the closure in fiscal year 2009 of the New England Laminates Co., Inc. facility located in Newburgh, New York. Earnings from operations in the 13 weeks ended June 1, 2014 included pre-tax restructuring charges of $267,000 related to the aforementioned facility closures and a pre-tax charge of $260,000 included in selling, general and administrative expenses, for additional fees incurred in connection with the 2014 fiscal year-end audit.

During the 13 weeks ended May 31, 2015, the Company sold the Nelco Zhuhai building in Zhuhai, China for $2.0 million. There was no gain or loss on the sale of the building, since the carrying value of the building was equal to the selling price.

During the 13 weeks ended May 31, 2015, the Company repatriated $58.0 million to the United States from its subsidiary in Singapore primarily to replenish domestic cash that was used to pay a special cash dividend of $1.50 per share in the fourth quarter of the 2015 fiscal year and to purchase 563,590 shares of the Company’s stock in the fourth quarter of the 2015 fiscal year and the first quarter of the 2016 fiscal year. The Company made a tax payment of $10.7 million during the 13 weeks ended May 31, 2015 in connection with such repatriation. The $58.0 million repatriation did not have an impact on the provision for income taxes during the 13 weeks ended May 31, 2015. The income taxes on the repatriation were previously accrued during the fourth quarter of the 2014 fiscal year.

The global markets for the Company’s products continue to be very difficult to forecast, and it is not clear to the Company what the demand for the Company’s products will be in the remainder of 2016 or beyond.

Results of Operations:

13 weeks ended May 31, 2015 Compared to 13 weeks ended June 1, 2014

	13 Weeks Ended
	May 31,	June 1,		%
(amounts in thousands, except per share amounts)	2015	2014	Change	Change

Net sales	$37,829	$48,817	$(10,988)	(23)%
Cost of sales	26,462	31,888	(5,426)	(17)%
Gross profit	11,367	16,929	(5,562)	(33)%
Selling, general and administrative expenses	5,801	6,596	(795)	(12)%
Restructuring charges	124	267	(143)	(54)%
Earnings from operations	5,442	10,066	(4,624)	(46)%
Interest expense	369	353	16	5%
Interest income	265	147	118	80%
Earnings before income taxes	5,338	9,860	(4,522)	(46)%
Income tax provision	561	1,644	(1,083)	(66)%
Net earnings	$4,777	$8,216	$(3,439)	(42)%

Earnings per share:
Basic earnings per share	$0.23	$0.39	$(0.16)	(41)%

Diluted earnings per share	$0.23	$0.39	$(0.16)	(41)%

Net Sales

The Company’s total net sales worldwide in the 13 weeks ended May 31, 2015 decreased to $37.8 million from $48.8 million in the 13 weeks ended June 1, 2014 primarily as a result of lower sales of the Company’s printed circuit materials products in Asia and North America, partially offset by higher sales of the Company’s aerospace composite materials, parts and assemblies.

The Company’s total net sales of its printed circuit materials products were $28.1 million in the 13 weeks ended May 31, 2015, or 74% of the Company’s total net sales worldwide in such period, compared to $39.8 million in the 13 weeks ended June 1, 2014, or 82% of the Company’s total net sales worldwide in such period. The Company’s total net sales of its aerospace composite materials, parts and assemblies products were $9.7 million in the 13 weeks ended May 31, 2015, or 26% of the Company’s total net sales worldwide in such period, compared to $9.0 million in the 13 weeks ended June 1, 2014, or 18% of the Company’s total net sales worldwide in such period.

The Company's foreign sales were $19.5 million during the 13 weeks ended May 31, 2015, or 52% of the Company's total net sales worldwide during such period, compared with $27.5 million of foreign sales, or 56% of total net sales worldwide during last fiscal year's comparable period. The Company’s foreign sales during the 13-week period ended May 31, 2015 decreased 29% from last fiscal year’s comparable period primarily due to lower sales in Asia.

For the 13 weeks ended May 31, 2015, the Company’s sales in North America, Asia and Europe were 48%, 46% and 6%, respectively, of the Company’s total net sales worldwide compared to 44%, 50% and 6%, respectively, for the 13 weeks ended June 1, 2014. The Company’s sales in North America decreased 14%, its sales in Asia decreased 30% and its sales in Europe decreased 25% in the 13-week period ended May 31, 2015 compared to the 13-week period ended June 1, 2014.

During the 13 weeks ended May 31, 2015 and June 1, 2014, the Company’s sales of its high performance printed circuit materials were 93% of the Company’s total net sales worldwide of printed circuit materials.

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

Gross Profit

The Company’s gross profit in the 13 weeks ended May 31, 2015 was lower than the gross profit in the prior year’s comparable period, and the gross profit as a percentage of sales for the Company’s worldwide operations in the 13 weeks ended May 31, 2015 decreased to 30.0% from 34.7% in the 13 weeks ended June 1, 2014 primarily due to lower sales and production levels of its printed circuit materials products in North America and Asia and the fixed nature of certain overhead costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $795,000 during the 13 weeks ended May 31, 2015, or by 12%, compared with last fiscal year's comparable period, and these expenses, measured as a percentage of sales, were 15.3% and 13.5% in the 13 weeks ended May 31, 2015 and June 1, 2014, respectively. The decrease is such expenses in the 13 weeks ended May 31, 2015 was primarily the result of lower shipping expenses as a result of the decrease in sales and lower legal and professional fees.

Selling, general and administrative expenses included stock option expenses of $419,000 and $301,000 for the 13 weeks ended May 31, 2015 and June 1, 2014, respectively. In addition, such expenses in the 13 weeks ended June 1, 2014 included a pre-tax charge of $260,000 for additional fees incurred in connection with the 2014 fiscal year-end audit.

Restructuring Charges

In the 13 weeks ended May 31, 2015 and June 1, 2014, the Company recorded pre-tax restructuring charges of $124,000 and $267,000, respectively, in connection with the closures in prior years of its facilities located in Zhuhai, China and Newburgh, New York.

Earnings from Operations

For the reasons set forth above, the Company's earnings from operations were $5.4 million for the 13 weeks ended May 31, 2015, which included the aforementioned restructuring charge of $124,000, compared to $10.1 million for the 13 weeks ended June 1, 2014, which included the aforementioned restructuring charge of $267,000 and the additional fees of $260,000 in connection with the 2014 fiscal year-end audit.

Interest Expense

Interest expense in the 13 weeks ended May 31, 2015 related to the Company’s outstanding borrowings under the four-year amended and restated revolving credit facility agreement that the Company entered into with PNC Bank, National Association in the fourth quarter of the 2014. The amended and restated agreement provides for an interest rate on the outstanding loan balance of LIBOR plus 1.10%. Other interest rate options are available to the Company under the agreement. See “Liquidity and Capital Resources” elsewhere in this Item 2 and Note 5 of the Notes to Consolidated Financial Statements included elsewhere in this Report for additional information.

Interest Income

Interest income was $265,000 and $147,000 for the 13 weeks ended May 31, 2015 and June 1, 2014, respectively. Interest income increased 80% for the 13 weeks ended May 31, 2015 primarily as a result of higher weighted average interest rates and larger average balances of marketable securities held by the Company in the 13 weeks ended May 31, 2015 compared with last fiscal year's comparable period. During the 13 weeks ended May 31, 2015, the Company earned interest income principally from its investments, which were primarily in short-term instruments and money market funds.

Income Tax Provision

The Company's effective income tax rate for the 13 weeks ended May 31, 2015 was 10.5% compared to 16.7% for the 13 weeks ended June 1, 2014. The effective tax rate for the 13 weeks ended May 31, 2015 was lower than the effective tax rate for the 13 weeks ended June 1, 2014 primarily due to higher portions of taxable income in jurisdictions with lower effective income tax rates and larger foreign tax incentives in the 13 weeks ended May 31, 2015.

Net Earnings

For the reasons set forth above, the Company's net earnings for the 13 weeks ended May 31, 2015 were $4.8 million, including the pre-tax restructuring charge described above, compared to net earnings of $8.2 million for the 13 weeks ended June 1, 2014, including the pre-tax restructuring charge and the additional fees in connection with the 2014 fiscal year-end audit described above.

Basic and Diluted Earnings Per Share

Basic and diluted earnings per share for the 13 weeks ended May 31, 2015 were $0.23, including the restructuring charge mentioned above, compared to a basic and diluted earnings per share of $0.39 for the 13 weeks ended June 1, 2014, including the restructuring charge and the additional 2014 fiscal year-end audit fees mentioned above. The net impact of the items described above was to reduce basic and diluted earnings per share by $0.01 and $0.02 in the 13 weeks ended May 31, 2015 and June 1, 2014, respectively.

Liquidity and Capital Resources:

(amounts in thousands)	May 31,	March 1,	Increase /
	2015	2015	(Decrease)
Cash and marketable securities	$229,018	$272,133	$(43,115)
Restricted cash	25,000	-	25,000
Working capital	244,431	283,535	(39,104)

	13 Weeks Ended
(amounts in thousands)	May 31,	June 1,	Increase /
	2015	2014	(Decrease)
Net cash (used in) provided by operating activities	$(5,818)	$9,339	$(15,157)
Net cash used in investing activities	(35,508)	(5,263)	(30,245)
Net cash used in financing activities	(38,999)	(2,012)	(36,987)

Cash and Marketable Securities

Of the $229.0 million of cash and marketable securities at May 31, 2015, approximately $218.5 million was owned by certain of the Company’s wholly owned foreign subsidiaries. In the fourth quarter of fiscal year 2014, the Company recorded a non-cash charge for the accrual of U.S. deferred income taxes in the amount of $64.0 million on the undistributed earnings of the Company’s subsidiary in Singapore. During the 13 weeks ended May 31, 2015, the Company repatriated $58.0 million to the United States from its subsidiary in Singapore primarily to replenish domestic cash that was used to pay a special cash dividend of $1.50 per share in the fourth quarter of fiscal year 2015 and to purchase 563,590 shares of the Company’s stock during the fourth quarter of fiscal year 2015 and the first quarter of fiscal year 2016. The Company made a tax payment of $10.7 million in the 13 weeks ended May 31, 2015 in connection with such repatriation. The Company believes it has sufficient liquidity to fund its operating activities through the end of 2016 and for the foreseeable future thereafter.

The change in cash, marketable securities and restricted cash at May 31, 2015 compared to March 1, 2015 was the result of cash used in operating activities and a number of additional factors. The significant changes in cash flows from operating activities were as follows:

●	prepaid expenses and other current assets increased by 17% at May 31, 2015 compared to March 1, 2015 primarily due to the prepayment of the 2016 fiscal year general liability insurance premium;

●	accounts payable decreased by 14% at May 31, 2015 compared to March 1, 2015 primarily due the timing of vendor payments and raw material purchases from suppliers;

●	accrued liabilities increased by 12% at May 31, 2015 compared to March 1, 2015 due in part to the increase in payroll related accruals; and

●

deferred income taxes decreased 19% at May 31, 2015 compared to March 1, 2015 primarily due to income tax payments made in connection with the $58 million repatriation of cash from Singapore to the United States.

In addition, the Company paid $2.1 million in cash dividends in both 13-week periods ended May 31, 2015 and June 1, 2014. The Company also received $2.0 million of proceeds from the sale of the Nelco Zhuhai building in Zhuhai, China, made a $2.5 million principal payment on its long-term debt and purchased treasury shares at an aggregate cost of $9.5 million during the 13 weeks ended May 31, 2015.

Working Capital

The decrease in working capital at May 31, 2015 compared to March 1, 2015 was due principally to a decrease in cash and marketable securities, partially offset by a decrease in current deferred income taxes.

The Company's current ratio (the ratio of current assets to current liabilities) was 10.1 to 1 at May 31, 2015 compared to 10.5 to 1 at March 1, 2015.

Cash Flows

During the 13 weeks ended May 31, 2015, the Company's net earnings, before depreciation and amortization, stock based compensation, amortization of bond premium and changes in operating assets and liabilities, were $5.1 million. Such earnings were reduced by a decrease in the provision for deferred income taxes of $10.9 million, resulting in $5.8 million of cash used in operating activities. This decrease in the provision for deferred income taxes was primarily related to the aforementioned $10.7 million tax payment made in connection with cash repatriated to the United States from Singapore. During the same 13-week period, the Company expended $176,000 for the purchase of property, plant and equipment, compared with $53,000 for the 13 weeks ended June 1, 2014.  The Company paid $2.1 million in dividends on its common stock in each of the 13-week periods ended May 31, 2015 and June 1, 2014.  In addition, during the 13-week period ended May 31, 2015, the Company received $2.0 million in proceeds from the sale of the Nelco Zhuhai building in Zhuhai, China, made a $2.5 million principal payment on its long-term debt and purchased treasury shares at an aggregate cost of $9.5 million.

Debt

At May 31, 2015 and March 1, 2015, the Company had $91.5 million and $94.0 million of bank debt, respectively. In the fourth quarter of 2014, the Company entered into a four-year amended and restated revolving credit facility agreement (the “Amended Credit Agreement”) with PNC Bank, National Association. The Amended Credit Agreement provides for loans up to $104.0 million to the Company and letters of credit up to $2.0 million for the account of the Company, and subject to the terms and conditions of the Amended Credit Agreement, an interest rate on the outstanding loan balance of LIBOR plus 1.10%. For additional information, see Note 5 of the Notes to Consolidated Financial Statements included elsewhere in this Report.

Other Liquidity Factors

The Company believes its financial resources will be sufficient, through the end of fiscal year 2016 and for the foreseeable future thereafter, to provide for continued investment in working capital and property, plant and equipment and for general corporate purposes. The Company’s financial resources are also available for purchases of the Company's common stock, appropriate acquisitions and other expansions of the Company's business.

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

The Company’s critical accounting policies that are important to the Consolidated Financial Statements and that entail, to a significant extent, the use of estimates and assumptions and the application of management’s judgment are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2015. There have been no significant changes to such accounting policies during the 2016 fiscal year first quarter.

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

Factors That May Affect Future Results.

Certain portions of this Report which do not relate to historical financial information may be deemed to constitute forward-looking statements that are subject to various factors which could cause actual results to differ materially from Park's expectations or from results which might be projected, forecast, estimated or budgeted by the Company in forward-looking statements. Such factors include, but are not limited to, general conditions in the electronics and aerospace industries, the Company's competitive position, the status of the Company's relationships with its customers, economic conditions in international markets, the cost and availability of raw materials, transportation and utilities, and the various factors set forth in Item 1A “Risk Factors” and under the caption "Factors That May Affect Future Results" after Item 7 of Park's Annual Report on Form 10-K for the fiscal year ended March 1, 2015.

Item 3.     Quantitative and Qualitative Disclosure About Market Risk.

The Company's market risk exposure at May 31, 2015 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended March 1, 2015.

Item 4.     Controls and Procedures.

(a)     Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of May 31, 2015, the end of the quarterly fiscal period covered by this quarterly report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.

None.

Item 1A.  Risk Factors.

There have been no material changes in the risk factors as previously disclosed in the Company’s Form 10-K Annual Report for the fiscal year ended March 1, 2015.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to shares of the Company's Common Stock acquired by the Company during each month included in the Company’s 2016 fiscal year first quarter ended May 31, 2015.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

March 2 - March 31	192,182	$21.40	192,182

April 1 - April 30	252,652	21.26	252,652

May 1 - May 31	-	-	-

Total	444,834	$21.32	444,834	686,410 (a)

(a)	Aggregate number of shares available to be purchased by the Company pursuant to a share purchase authorization announced on January 8, 2015. Pursuant to such authorization, the Company is authorized to purchase its shares from time to time on the open market or in privately negotiated transactions.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at May 31, 2015 (unaudited) and March 1, 2015; (ii) Consolidated Statements of Operations for the 13 weeks ended May 31, 2015 and June 1, 2014 (unaudited); (iii) Consolidated Statements of Comprehensive Earnings (Loss) for the 13 weeks ended May 31, 2015 and June 1, 2014 (unaudited); and (iv) Condensed Consolidated Statements of Cash Flows for the 13 weeks ended May 31, 2015 and June 1, 2014 (unaudited) * +

* Filed electronically herewith.

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

Park Electrochemical Corp.
(Registrant)

Date: July 9, 2015	/s/ Brian E. Shore
Brian E. Shore
Chief Executive Officer
(principal executive officer)

Date: July 9, 2015	/s/ P. Matthew Farabaugh
P. Matthew Farabaugh
Vice President and Chief Financial Officer
(principal financial officer)

Date: July 9, 2015	/s/ Robert Yaniro
Robert Yaniro
Vice President and Corporate Controller
(principal accounting officer)

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at May 31, 2015 (unaudited) and March 1, 2015; (ii) Consolidated Statements of Operations for the 13 weeks ended May 31, 2015 and June 1, 2014 (unaudited); (iii) Consolidated Statements of Comprehensive Earnings (Loss) for the 13 weeks ended May 31, 2015 and June 1, 2014 (unaudited); and (iv) Condensed Consolidated Statements of Cash Flows for the 13 weeks ended May 31, 2015 and June 1, 2014 (unaudited) * +

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