Form 10-Q
period 2015-08-30
PARK ELECTROCHEMICAL CORP
filed 2015-10-09
CIK 76267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 30, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,253,471 as of October 5, 2015.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item I.     Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	August 30, 2015 (unaudited)	March 01, 2015*
ASSETS
Current assets:
Cash and cash equivalents	$89,379	$141,538
Marketable securities (Note 3)	140,084	130,595
Accounts receivable, less allowance for doubtful accounts of $400 and $396, respectively	21,921	21,431
Inventories (Note 4)	14,050	14,439
Prepaid expenses and other current assets	5,472	5,256
Total current assets	270,906	313,259

Property, plant and equipment, net	23,030	26,537
Goodwill and other intangible assets	9,840	9,840
Restricted cash (Note 5)	25,000	-
Other assets	1,370	1,046
Total assets	$330,146	$350,682

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt (Note 5)	$12,500	$10,000
Accounts payable	8,315	6,882
Accrued liabilities	5,284	4,767
Income taxes payable	3,289	4,141
Current deferred income taxes	65	3,934
Total current liabilities	29,453	29,724

Long-term debt (Note 5)	76,500	84,000
Deferred income taxes	47,164	54,155
Other liabilities	1,204	1,204
Total liabilities	154,321	169,083

Commitments and contingencies (Note 12)

Shareholders' equity:
Common stock	2,096	2,096
Additional paid in capital	165,710	164,819
Retained earnings	21,290	16,048
Accumulated other comprehensive earnings	1,486	1,468
	190,582	184,431
Less treasury stock, at cost	(14,757)	(2,832)
Total shareholders' equity	175,825	181,599
Total liabilities and shareholders' equity	$330,146	$350,682

*The balance sheet at March 1, 2015 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	13 Weeks Ended (Unaudited)		26 Weeks Ended (Unaudited)
	August 30,	August 31,	August 30,	August 31,
	2015	2014	2015	2014

Net sales	$37,947	$42,349	$75,776	$91,166
Cost of sales	27,586	30,178	54,048	62,066
Gross profit	10,361	12,171	21,728	29,100
Selling, general and administrative expenses	5,009	6,252	10,810	12,848
Restructuring charges (Note 7)	91	83	215	350
Earnings from operations	5,261	5,836	10,703	15,902
Interest expense (Note 5)	356	360	725	713
Interest and other income	317	226	582	373
Earnings before income taxes	5,222	5,702	10,560	15,562
Income tax provision (Note 10)	653	747	1,214	2,391
Net earnings	$4,569	$4,955	$9,346	$13,171

Earnings per share (Note 8):
Basic earnings per share	$0.23	$0.24	$0.46	$0.63
Basic weighted average shares	20,337	20,925	20,442	20,902

Diluted earnings per share	$0.23	$0.24	$0.46	$0.63
Diluted weighted average shares	20,340	21,029	20,453	21,008

Dividends declared per share	$0.10	$0.10	$0.20	$0.20

See Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts in thousands)

	13 Weeks Ended (Unaudited)		26 Weeks Ended (Unaudited)
	August 30	August 31,	August 30	August 31,
	2015	2014	2015	2014

Net earnings	$4,569	$4,955	$9,346	$13,171
Other comprehensive (loss) earnings, net of tax:
Foreign currency translation	8	18	63	(76)
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	14	-	29	22
Less: reclassification adjustment for gains included in net earnings	(3)	-	(6)	-
Unrealized losses on marketable securities:
Unrealized holding losses arising during the period	(128)	(12)	(71)	(5)
Less: reclassification adjustment for losses included in net earnings	3	-	3	-
Other comprehensive (loss) earnings	(106)	6	18	(59)
Total comprehensive earnings	$4,463	$4,961	$9,364	$13,112

See Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	26 Weeks Ended (Unaudited)
	August 30,	August 31,
	2015	2014
Cash flows from operating activities:
Net earnings	$9,346	$13,171
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,677	1,763
Stock-based compensation	841	605
Provision for deferred income taxes	(10,860)	-
Amortization of bond premium	454	530
Changes in operating assets and liabilities	523	2,081
Net cash provided by operating activities	1,981	18,150

Cash flows from investing activities:
Purchase of property, plant and equipment	(226)	(232)
Proceeds from sales of property, plant and eqipment	2,026	-
Purchases of marketable securities	(49,388)	(75,978)
Proceeds from sales and maturities of marketable securities	39,005	41,936
Net cash used in investing activities	(8,583)	(34,274)

Cash flows from financing activities:
Dividends paid	(4,104)	(4,179)
Restricted cash (Note 5)	(25,000)	-
Proceeds from exercise of stock options	50	1,580
Payments of long-term debt	(5,000)	-
Purchase of treasury stock	(11,925)	-
Net cash used in financing activities	(45,979)	(2,599)

Decrease in cash and cash equivalents before effect of exchange rate changes	(52,581)	(18,723)
Effect of exchange rate changes on cash and cash equivalents	422	12
Decrease in cash and cash equivalents	(52,159)	(18,711)
Cash and cash equivalents, beginning of period	141,538	133,150
Cash and cash equivalents, end of period	$89,379	$114,439

Supplemental cash flow information:
Cash paid during the period for income taxes, net of refunds	$12,859	$459
Cash paid during the period for interest	$410	$692

See Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share (unless otherwise stated), per share and option amounts)

 1.    CONSOLIDATED FINANCIAL STATEMENTS

The condensed Consolidated Balance Sheet as of August 30, 2015 and the Consolidated Statements of Operations, the Consolidated Statements of Comprehensive Earnings and the Condensed Consolidated Statements of Cash Flows for the 13 weeks and 26 weeks ended August 30, 2015 and August 31, 2014 have been prepared by Park Electrochemical Corp. (the “Company”), without audit. In the opinion of management, these unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at August 30, 2015 and the results of operations and cash flows for all periods presented. The Consolidated Statements of Operations are not necessarily indicative of the results to be expected for the full fiscal year or any subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2015. There have been no significant changes to such accounting policies during the 26 weeks ended August 30, 2015.

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

The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and any long-lived assets written down to fair value. To measure fair value of such assets, the Company uses Level 3 inputs consisting of techniques including an income approach and a market approach. The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the discounted cash flow analysis require the exercise of significant judgment, including judgment about appropriate discount rates, terminal value, growth rates and the amount and timing of expected future cash flows. There were no transfers between levels within the fair value hierarchy during the 26 weeks ended August 30, 2015 and August 31, 2014. With respect to goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying value. If, based on that assessment, the Company believes it is more likely than not that the fair value is less than its carrying value, a two-step goodwill impairment test is performed. There have been no changes in events or circumstances which required impairment charges to be recorded during the 26 weeks ended August 30, 2015.

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

The following is a summary of available-for-sale securities:

	August 30, 2015
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$108,384	$108,384	$-	$-
U.S. corporate debt securities	31,700	31,700	-	-
Total marketable securities	$140,084	$140,084	$-	$-

	March 1, 2015
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$119,493	$119,493	$-	$-
U.S. corporate debt securities	11,102	7,084	4,018	-
Total marketable securities	$130,595	$126,577	$4,018	$-

At March 1, 2015, the Company’s Level 2 investments consisted of commercial paper which was not traded on a regular basis or in an active market and for which the Company was unable to obtain pricing information on an ongoing basis. Therefore, these investments were measured using quoted market prices for similar assets currently trading in an active market or using model-derived valuations in which all significant inputs are observable for substantially the full term of the asset.

The following table shows the amortized cost basis of, and gross unrealized gains and losses on, the Company’s available-for-sale securities:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses
August 30, 2015:
U.S. Treasury and other government securities	$108,055	$356	$27
U.S. corporate debt securities	31,790	-	90
Total marketable securities	$139,845	$356	$117

March 1, 2015:
U.S. Treasury and other government securities	$119,191	$314	$12
U.S. corporate debt securities	11,097	5	-
Total marketable securities	$130,288	$319	$12

The estimated fair values of such securities at August 30, 2015 by contractual maturity are shown below:

Due in one year or less	$62,815
Due after one year through five years	77,269
$140,084

4.     INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company writes down its inventory for estimated obsolescence or unmarketability based upon the age of the inventory and assumptions about future demand for the Company's products and market conditions. Inventories consisted of the following:

	August 30,	March 1,
	2015	2015
Inventories:
Raw materials	$7,468	$7,376
Work-in-process	2,895	3,114
Finished goods	3,301	3,605
Manufacturing supplies	386	344
	$14,050	$14,439

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

On February 12, 2014, the Company entered into a four-year amended and restated revolving credit facility agreement (the “Amended Credit Agreement”) with PNC Bank. The Amended Credit Agreement provides for loans up to $104,000 (the “Amended Facility”) to the Company and letters of credit up to $2,000 for the account of the Company. Through August 30, 2015, the Company has borrowed $52,000 to finance a special dividend paid to shareholders of the Company in the 2014 fiscal year fourth quarter and an additional $52,000 to continue the loan that was provided under the Credit Agreement, and PNC Bank has issued two standby letters of credit for the account of the Company in the total amount of $1,075 to secure the Company’s obligations under its workers’ compensation insurance program. During the 26 weeks ended August 30, 2015, the Company made a $5,000 principal payment in accordance with the Amended Credit Agreement. The remaining $89,000 outstanding borrowings under the Amended Credit Agreement are payable in two quarterly installments of $2,500 each, commencing in October 2015, and eight quarterly installments of $3,750 each, commencing in April 2016, with the remaining amount outstanding under the Amended Credit Agreement payable on February 12, 2018. The Amended Credit Agreement excludes a pre-payment penalty.

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

The Amended Credit Agreement contains certain customary affirmative and negative covenants and customary financial covenants. On February 24, 2015, the Company and PNC Bank entered into an Amendment to the Amended Credit Agreement that modified certain covenants. The covenants under the Amended Credit Agreement at August 30, 2015, as amended by the February 24, 2015 Amendment to the Amended Credit Agreement, require the Company to (a) maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 at the end of each fiscal quarter, except for the fiscal quarters ending on May 31, 2015 and August 30, 2015 for which the ratio is 1.00 to 1.00, and (b) not exceed a maximum funded debt ratio of (i) 3.85 to 1.00 for the period March 2, 2015 through May 31, 2015, (ii) 3.55 to 1.00 for the period June 1, 2015 through August 30, 2015, (iii) 3.50 to 1.00 for the period August 31, 2015 through February 28, 2016, (iv) 3.00 to 1.00 for the period February 29, 2016 through February 26, 2017, and (v) 2.25 to 1.00 for all periods thereafter. In addition, the Company must maintain minimum domestic liquid assets of $25,000 in cash and marketable securities at all times, except for the period February 24, 2015 through May 30, 2015, and maintain a minimum quick ratio of (i) 6.50 to 1.00 for the period December 1, 2014 through November 27, 2016 and (ii) 3.00 to 1.00 for all periods thereafter. The dividend covenant permits the Company to pay regular quarterly dividends in amounts not exceeding $0.10 per share and an annual special dividend to shareholders in amounts ranging from $1.00 to $2.50 with prior written notification to PNC Bank. The Company’s obligations under the Amended Credit Agreement are guaranteed by its Nelco Products, Inc., Neltec, Inc. and Park Aerospace Technologies Corp. subsidiaries and secured by a pledge of 65% of the capital stock of the Company’s Nelco Products Pte. Ltd. subsidiary in Singapore. The minimum domestic liquid assets of $25,000, for required periods, are reflected as restricted cash on the Condensed Consolidated Balance Sheets.

The Amended Facility is available to (a) refinance the Credit Agreement, (b) support working capital and general corporate needs, including the issuance of letters of credit, (c) fund special distributions to the Company’s shareholders permitted under the Amended Facility and (d) finance ongoing capital expenditures and acquisitions. At August 30, 2015, $89,000 of indebtedness was outstanding under the Amended Credit Agreement with an interest rate of 1.37%. Interest expense recorded under the Amended Facility was $356 and $725 during the 13 weeks and 26 weeks, respectively, ended August 30, 2015 and $360 and $713 during the 13 weeks and 26 weeks, respectively, ended August 31, 2014, which is included in interest expense on the Consolidated Statements of Operations.

6.    STOCK-BASED COMPENSATION

As of August 30, 2015, the Company had a 2002 Stock Option Plan (the “Plan”), and no other stock-based compensation plan. The Plan has been approved by the Company’s shareholders and provides for the grant of stock options to directors and key employees of the Company. All options granted under the Plan have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant, which, pursuant to the terms of the Plan, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted. Options granted under the Plan become exercisable 25% one year after the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire 10 years after the date of grant.

During the 26 weeks ended August 30, 2015 the Company granted options to purchase 180,100 shares of common stock to certain of its employees. The future compensation expense to be recognized in earnings before income taxes was $1,171 and will be recorded on a straight-line basis over the remaining requisite service period. The weighted average fair value of the granted options was $7.43 per share using the Black-Scholes option pricing model with the following assumptions: risk free interest rates of 1.68% to 1.84%; expected volatility factors of 28.73% to 31.71%; expected dividend yields of 1.84% to 2.23%; and estimated option terms of 5.3 to 7.9 years.

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

The following is a summary of option activity for the 26 weeks ended August 30, 2015:

	Outstanding Options	Weighted Average Exercise Price

Balance, March 1, 2015	966,692	$22.55
Granted	180,100	21.52
Exercised	(2,500)	19.91
Terminated or expired	(88,900)	21.00
Balance, August 30, 2015	1,055,392	$22.51
Vested and exercisable, August 30, 2015	619,980	$22.41

7.    RESTRUCTURING CHARGES

During the 2013 fiscal year, the Company recorded restructuring charges of $2,730 related to the closure of the Company’s Nelco Technology (Zhuhai FTZ) Ltd. business unit located in Zhuhai, China. The charges included a non-cash asset impairment charge of $3,620 related to property, plant and equipment and were net of the recapture of a non-cash cumulative currency translation adjustment of $1,465. The reclassification of the non-cash cumulative currency translation adjustment was included in foreign currency translation charges in the Consolidated Statements of Comprehensive Earnings. The Nelco Technology (Zhuhai FTZ) Ltd. building was sold for $2,026 during the first quarter of the 2016 fiscal year. There was no gain or loss on the sale of the building, since the carrying value of the building was equal to the selling price. The Company paid $38 and $25 during the 13 weeks ended August 30, 2015 and August 31, 2014, respectively, and $75 and $131 during the 26 weeks ended August 30, 2015 and August 31, 2014, respectively, of additional pre-tax charges related to such closure.

The Company recorded additional restructuring charges of $53 and $59 during the 13 weeks ended August 30, 2015 and August 31, 2014, respectively, and $140 and $220 during the 26 weeks ended August 30, 2015 and August 31, 2014, respectively, related to the closure of the Company’s New England Laminates Co., Inc. business unit located in Newburgh, New York. The New England Laminates Co., Inc. building in Newburgh, New York is held for sale. In the 2004 fiscal year, the Company reduced the book value of the building to zero, and the Company intends to sell it during the 2016 fiscal year.

In the 2015 fiscal year third quarter, the Company recorded a $496 charge in connection with cost reduction initiatives in the United States. Through August 30, 2015, $454 of such charge were paid and the remaining balance of $42 is expected to be paid through December 2015.

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

The following table sets forth the calculation of basic and diluted earnings per share:

	13 Weeks Ended		26 Weeks Ended
(Amounts in thousands, except per share amounts)	August 30, 2015	August 31, 2014	August 30, 2015	August 31, 2014

Net earnings	$4,569	$4,955	$9,346	$13,171

Weighted average common shares outstanding for basic EPS	20,337	20,925	20,442	20,902
Net effect of dilutive options	3	104	11	106
Weighted average shares outstanding for diluted EPS	20,340	21,029	20,453	21,008

Basic earnings per share	$0.23	$0.24	$0.46	$0.63

Diluted earnings per share	$0.23	$0.24	$0.46	$0.63

Potentially dilutive securities, which were not included in the computation of diluted earnings per share because either the effect would have been anti-dilutive or the options’ exercise prices were greater than the average market price of the common stock, were 926,000 and 28,000 for the 13 weeks ended August 30, 2015 and August 31, 2014, respectively, and 812,000 and 26,000 for the 26 weeks ended August 30, 2015 and August 31, 2014, respectively.

9.    SHAREHOLDERS’ EQUITY

During the 26 weeks ended August 30, 2015, the Company issued 2,500 shares pursuant to the exercises of stock options and received proceeds of $50 from such exercises and recognized stock-based compensation expense, net of recognized tax benefits, of $841. These transactions resulted in an $891 increase in additional paid-in capital during the period.

On January 8, 2015, the Company announced that its Board of Directors had authorized the Company’s purchase, on the open market and in privately negotiated transactions, of up to 1,250,000 shares of its common stock, representing 6% of the Company’s 20,945,634 total outstanding shares as of the close of business on January 7, 2015. This authorization supersedes all prior Board of Directors’ authorizations to purchase shares of the Company’s common stock.

Pursuant to the share purchase authorization announced on January 8, 2015, the Company purchased an aggregate of 581,032 shares during the 26 weeks ended August 30, 2015 at an average purchase price per share of $20.52 and an aggregate purchase price of $11,936, leaving 550,212 shares that may be purchased by the Company pursuant to the aforementioned share purchase authorization. The Company purchased 444,834 of such shares pursuant to a Rule 10b5-1 Stock Purchase Plans established by the Company on February 13, 2015, effective on March 9, 2015, and terminated by the Company on April 24, 2015 and on May 15, 2015, effective on May 18, 2015, and terminated by the Company on June 29, 2015. Additional purchases by the Company pursuant to the aforementioned share purchase authorization may occur from time to time in the future. As previously announced by the Company, shares purchased by the Company will be retained as treasury stock and will be available for use under the Company’s stock option plan and for other corporate purposes.

10.   INCOME TAXES

The Company’s effective tax rates for the 13 weeks and 26 weeks ended August 30, 2015 were 12.5% and 11.5%, respectively, compared to 13.1% and 15.4%, respectively, for the 13 weeks and 26 weeks ended August 31, 2014. The lower effective tax rate for the 13 weeks ended August 30, 2015 was primarily due to higher portions of taxable income in jurisdictions with lower effective income tax rates and larger foreign tax incentives.

The Company continuously evaluates the liquidity and capital requirements of its operations in the United States and of its foreign operations. As a result of such evaluation during the 2014 fiscal year, the Company recorded a non-cash charge for the accrual of U.S. deferred income taxes in the amount of $63,958 on undistributed earnings of the Company’s subsidiary in Singapore. In the first quarter ended May 31, 2015, the Company repatriated $58,000 to the United States and paid income taxes of $10,682 to the respective tax authorities.

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

Financial information regarding the Company’s operations by geographic region is as follows:

	13 Weeks Ended		26 Weeks Ended
	August 30, 2015	August 31, 2014	August 30, 2015	August 31, 2014
Sales:
North America	$21,329	$19,289	$39,645	$40,584
Asia	14,557	20,402	31,790	44,899
Europe	2,061	2,658	4,341	5,683
Total sales	$37,947	$42,349	$75,776	$91,166

	August 30, 2015	March 1, 2015
Long-lived assets:
North America	$22,620	$23,562
Asia	9,946	12,490
Europe	304	325
Total long-lived assets	$32,870	$36,377

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

The total costs incurred by the Company and its subsidiaries in connection with these sites, including legal fees incurred by the Company and its subsidiaries and their assessed share of remediation costs and excluding amounts paid or reimbursed by insurance carriers, were $1 and $2 in the 13 weeks and 26 weeks, respectively, ended August 30, 2015 and $11 and $18 in the 13 weeks and 26 weeks, respectively, ended August 31, 2014. The Company had no recorded liabilities for environmental matters at August 30, 2015 or March 1, 2015.

The Company does not record environmental liabilities and related legal expenses for which the Company believes that it and its subsidiaries have general liability insurance coverage for the years during which the Company's subsidiaries' waste was disposed at three sites for which certain subsidiaries of the Company have been named as potentially responsible parties. Pursuant to such general liability insurance coverage, two insurance carriers had been paying 100% of the legal defense and remediation costs associated with such three sites since 1985. In the 2012 fiscal year fourth quarter, one of such insurance carriers, which had been paying 45% of such legal defense and remediation costs, indicated that it no longer agreed to such percentage. As a result, the Company commenced litigation against such insurance carriers and a third insurance carrier. The three insurance carriers and the Company have settled this matter; and pursuant to the settlement agreement, the three insurance carriers are paying 100% of the Company’s legal defense and remediation costs associated with such three sites.

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

13.  ACCOUNTING PRONOUNCEMENTS

Recently Issued

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, intended to simplify the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation for debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcements at the June 2015 EITF Meeting. ASU 2015-15 amends Subtopic 835-30 to include that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of debt issuance costs over the term of the line-of-credit arrangement, whether or not there are any outstanding borrowings on the line-of-credit arrangement. This guidance is effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2015. The Company does not expect this guidance to have a material impact on its consolidated results of operations, cash flows, financial position or disclosures.

In May 2014, the FASB issued ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. This guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and expands the related disclosure requirements. The new standard was originally scheduled to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In August 2015, the FASB delayed the effective date of this guidance for one year. With the delay, the new standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods therein, with an option to adopt the standard on the originally scheduled effective date. The Company is currently evaluating the impact that this new guidance may have on its consolidated financial statements.

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

Financial Overview

The Company's total net sales worldwide in the 13 weeks and 26 weeks ended August 30, 2015 were 10% and 17% lower, respectively, than in the 13 weeks and 26 weeks ended August 31, 2014 principally as a result of lower sales of the Company’s printed circuit materials products in Asia, partially offset by higher sales of the Company’s aerospace composite materials, parts and assemblies. The Company’s higher sales in Asia in the first half of the 2015 fiscal year were the result of a spike in demand for the Company’s printed circuit materials products in Asia, which was caused by internet and telecommunications infrastructure build-out programs in developing countries. In addition, the original equipment manufacturers (“OEMs”) which manufacture equipment for these programs rapidly increased their inventory levels in excess of program demands. The Company’s total net sales worldwide in the 13 weeks ended August 30, 2015 were relatively flat compared to such sales in the 13 weeks ended May 31, 2015, which was the result of higher sales of the Company’s aerospace composite materials, parts and assemblies products in the 13 weeks ended August 30, 2015, offset by lower sales of the Company’s printed circuit materials products in Asia. The lower sales in Asia were primarily due to a slowdown in demand for the Company’s products which are used by OEMs in the manufacture of equipment for the internet and telecommunications infrastructure in developing countries.

The Company’s gross profit margins, measured as percentages of sales, decreased to 27.3% and 28.7%, respectively, in the 13 weeks and 26 weeks ended August 30, 2015 from 28.7% and 31.9%, respectively, in the 13 weeks and 26 weeks ended August 31, 2014 principally as a result of lower sales and production levels of its printed circuit materials products in Asia and North America combined with the fixed nature of certain overhead costs in the 13 weeks and 26 weeks ended August 30, 2015, which were partially offset by higher sales of its aerospace products, an improvement in its printed circuit materials production processes in North America, cost reduction initiatives and lower utility rates.

The Company’s earnings from operations and net earnings were 10% and 8% lower, respectively, in the 13 weeks ended August 30, 2015 than in last fiscal year’s comparable period primarily as a result of the aforementioned decrease in sales and reduction in the gross profit margin, partially offset by a 20% reduction in selling, general and administrative expenses. Earnings from operations in the 13 weeks ended August 30, 2015 included pre-tax restructuring charges of $91,000 in connection with the closure in fiscal year 2013 of the Nelco Technology (Zhuhai FTZ) Ltd. (“Nelco Zhuhai”) facility located in the Free Trade Zone in Zhuhai, China and the closure in fiscal year 2009 of the New England Laminates Co., Inc. facility located in Newburgh, New York. Earnings from operations in the 13 weeks ended August 31, 2014 included pre-tax restructuring charges of $83,000 related to the aforementioned facility closures.

The Company’s earnings from operations and net earnings were 33% and 29% lower, respectively, in the 26 weeks ended August 30, 2015 than in last fiscal year’s comparable period primarily as a result of the aforementioned decrease in sales and reduction in the gross profit margin, partially offset by a 16% reduction in selling, general and administrative expenses. Earnings from operations in the 26 weeks ended August 30, 2015 included pre-tax restructuring charges of $215,000 in connection with aforementioned facility closures. Earnings from operations in the 26 weeks ended August 31, 2014 included pre-tax restructuring charges of $350,000 related to the aforementioned facility closures and a pre-tax charge of $260,000 included in selling, general and administrative expenses for additional fees incurred in connection with the 2014 fiscal year-end audit.

During the first quarter of the 2016 fiscal year, the Company sold the Nelco Zhuhai building in Zhuhai, China for $2.0 million. There was no gain or loss on the sale of the building, since the carrying value of the building was equal to the selling price.

During the first quarter of the 2016 fiscal year, the Company repatriated $58.0 million to the United States from its subsidiary in Singapore primarily to replenish domestic cash that was used to pay a special cash dividend of $1.50 per share in the fourth quarter of the 2015 fiscal year and to purchase 699,788 shares of the Company’s stock in the fourth quarter of the 2015 fiscal year and the first and second quarters of the 2016 fiscal year. The Company made tax payments of $10.7 million during the 2016 fiscal year first quarter in connection with such repatriation. The $58.0 million repatriation did not have an impact on the provision for income taxes during the 13 weeks or 26 weeks ended August 30, 2015, since the income taxes on the repatriation were previously accrued during the 2014 fiscal year fourth quarter.

The global markets for the Company’s products continue to be very difficult to forecast, and it is not clear to the Company what the demand for the Company’s products will be in the remainder of the 2016 fiscal year or beyond.

Results of Operations:

The following table provides the components of the consolidated statements of operations:

	13 Weeks Ended			26 Weeks Ended
	August 30,	August 31,	%	August 30,	August 31,	%
(amounts in thousands, except per share amounts)	2015	2014	Change	2015	2014	Change

Net sales	$37,947	$42,349	(10)%	$75,776	$91,166	(17)%
Cost of sales	27,586	30,178	(9)%	54,048	62,066	(13)%
Gross profit	10,361	12,171	(15)%	21,728	29,100	(25)%
Selling, general and administrative expenses	5,009	6,252	(20)%	10,810	12,848	(16)%
Restructuring charges	91	83	10%	215	350	(39)%
Earnings from operations	5,261	5,836	(10)%	10,703	15,902	(33)%
Interest expense	356	360	(1)%	725	713	2%
Interest income	317	226	40%	582	373	56%
Earnings before income taxes	5,222	5,702	(8)%	10,560	15,562	(32)%
Income tax provision	653	747	(13)%	1,214	2,391	(49)%
Net earnings	$4,569	$4,955	(8)%	$9,346	$13,171	(29)%

Earnings per share:
Basic earnings per share	$0.23	$0.24	(8)%	$0.46	$0.63	(27)%

Diluted earnings per share	$0.23	$0.24	(8)%	$0.46	$0.63	(27)%

Net Sales

The Company’s total net sales worldwide in the 13 weeks and 26 weeks ended August 30, 2015 decreased to $37.9 million and $75.8 million, respectively, from $42.3 million and $91.2 million in the 13 weeks and 26 weeks, respectively, ended August 31, 2014, primarily as a result of lower sales of the Company’s printed circuit materials products in Asia, partially offset by higher sales of the Company’s aerospace composite materials, parts and assemblies products. The Company’s higher sales in Asia in the first half of the 2015 fiscal year were the result of a spike in demand for the Company’s printed circuit materials products in Asia, which was caused by internet and telecommunications infrastructure build-out programs in developing countries. In addition, the OEMs which manufacture equipment for these programs rapidly increased their inventory levels in excess of program demands.

The Company’s total net sales of its printed circuit materials products were $26.2 million and $54.3 million in the 13 weeks and 26 weeks, respectively, ended August 30, 2015, or 69% and 72%, respectively, of the Company’s total net sales worldwide in such periods, compared to $33.7 million and $73.6 million in the 13 weeks and 26 weeks, respectively, ended August 31, 2014, or 80% and 81%, respectively, of the Company’s total net sales worldwide in such periods. The Company’s total net sales of its aerospace composite materials, parts and assemblies products were $11.7 million and $21.5 million in the 13 weeks and 26 weeks, respectively, ended August 30, 2015, or 31% and 28%, respectively, of the Company’s total net sales worldwide in such periods, compared to $8.6 million and $17.6 million in the 13 weeks and 26 weeks, respectively, ended August 31, 2014, or 20% and 19%, respectively, of the Company’s total net sales worldwide in such periods.

The Company's foreign sales were $16.6 million and $36.1 million, respectively, during the 13 weeks and 26 weeks ended August 30, 2015, or 44% and 48%, respectively, of the Company's total net sales worldwide during such periods, compared with $23.1 million and $50.6 million, respectively, of foreign sales, or 54% and 55%, respectively, of total net sales worldwide during last fiscal year's comparable periods. The Company’s foreign sales during the 13-week and 26-week periods ended August 30, 2015 decreased 28% and 29%, respectively, from the 2015 fiscal year comparable periods. The decrease in the 13-week and 26-week periods was primarily due to the lower sales in Asia described above.

For the 13 weeks ended August 30, 2015, the Company’s sales in North America, Asia and Europe were 56%, 39% and 5%, respectively, of the Company’s total net sales worldwide compared to 46%, 48% and 6%, respectively, for the 13 weeks ended August 31, 2014. For the 26 weeks ended August 30, 2015, the Company’s sales in North America, Asia and Europe were 52%, 42% and 6%, respectively, of the Company’s total net sales worldwide compared to 45%, 49% and 6%, respectively, for the 26 weeks ended August 31, 2014. The Company’s sales in North America increased 11%, its sales in Asia decreased 29% and its sales in Europe decreased 22% in the 13-week period ended August 30, 2015 compared to the 13-week period ended August 31, 2014, and its sales in North America decreased 2%, its sales in Asia decreased 29% and its sales in Europe decreased 24% in the 26-week period ended August 30, 2015 compared to the 26-week period ended August 31, 2014.

During each of the 13 weeks and 26 weeks ended August 30, 2015, the Company’s total net sales worldwide of high performance printed circuit materials were 93% of the Company’s total net sales worldwide of printed circuit materials, compared to 92% and 93%, respectively, in the 13 weeks and 26 weeks ended August 31, 2014.

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

Gross Profit

The Company’s gross profits in the 13 weeks and 26 weeks ended August 30, 2015 were lower than its gross profits in the prior year’s comparable period, and the gross profits as percentages of sales for the Company’s worldwide operations in the 13 weeks and 26 weeks ended August 30, 2015 decreased to 27.3% and 28.7%, respectively, from 28.7% and 31.9%, respectively, in the 13 weeks and 26 weeks ended August 31, 2014 primarily due to lower sales and production levels of its printed circuit materials products in Asia and North America in the 2016 fiscal year periods combined with the fixed nature of certain overhead costs, which were partially offset by the higher sales of the Company’s aerospace products, an improvement in its printed circuit materials production processes in North America, cost reduction initiatives and lower utility rates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $1.2 million and by $2.0 million during the 13 weeks and 26 weeks, respectively, ended August 30, 2015, or by 20% and 16%, respectively, compared to last fiscal year's comparable periods, and these expenses, measured as percentages of sales, were 13.2% and 14.3%, respectively, in the 13 weeks and 26 weeks ended August 30, 2015 compared to 14.8% and 14.1%, respectively, in the 13 weeks and 26 weeks ended August 31, 2014. Selling, general and administrative expenses included stock option expenses of $422,000 and $841,000, respectively, for the 13 weeks and 26 weeks ended August 30, 2015, compared to stock option expenses of $304,000 and $605,000, respectively, for the 13 weeks and 26 weeks ended August 31, 2014.

The decrease in selling, general and administrative expenses in the 13 weeks ended August 30, 2015 was primarily the result of cost reduction initiatives, a decrease in incentive compensation expenses, favorable changes in foreign exchange rates and lower shipping expenses and legal fees. The decrease in selling, general and administrative expenses in the 26 weeks ended August 30, 2015 was primarily the result of cost reduction initiatives, decreases in shipping expenses and legal and professional fees, lower incentive compensation expenses and favorable foreign exchange rates.

Restructuring Charges

In the 13 weeks and 26 weeks ended August 30, 2015, the Company recorded pre-tax restructuring charges of $91,000 and $215,000, respectively, in connection with the closure in prior years of its facilities located in Zhuhai, China and Newburgh, New York, compared to $83,000 and $350,000, respectively, for the 13 weeks and 26 weeks ended August 31, 2014.

Earnings from Operations

For the reasons set forth above, the Company's earnings from operations were $5.3 million and $10.7 million, respectively, for the 13 weeks and 26 weeks ended August 30, 2015, which included the aforementioned restructuring charges of $91,000 and $215,000, respectively, compared to $5.8 million and $15.9 million, respectively, for the 13 weeks and 26 weeks ended August 31, 2014, which included the aforementioned restructuring charges of $83,000 and $350,000, respectively, and the additional fees of $260,000 in connection with the 2014 fiscal year-end audit.

Interest Expense

Interest expense in the 13 weeks and 26 weeks ended August 30, 2015 related to the Company’s outstanding borrowings under the four-year amended and restated revolving credit facility agreement that the Company entered into with PNC Bank, National Association in the fourth quarter of the 2014. The amended and restated agreement provides for an interest rate on the outstanding loan balance of LIBOR plus 1.10%. Other interest rate options are available to the Company under the agreement. See “Liquidity and Capital Resources” elsewhere in this Item 2 and Note 5 of the Notes to Consolidated Financial Statements included elsewhere in this Report for additional information.

Interest Income

Interest income was $317,000 and $582,000, respectively, for the 13 weeks and 26 weeks ended August 30, 2015 compared to $226,000 and $373,000, respectively, for last fiscal year's comparable periods. Interest income increased 40% and 56%, respectively, for the 13 weeks and 26 weeks ended August 30, 2015 primarily as a result of higher weighted average interest rates and larger average balances of marketable securities held by the Company in the 13 weeks and 26 weeks ended August 30, 2015 compared to last fiscal year's comparable period. During the 26 weeks ended August 30, 2015, the Company earned interest income principally from its investments, which were primarily in short-term instruments and money market funds.

Income Tax Provision

The Company's effective income tax rates for the 13 weeks and 26 weeks ended August 30, 2015 were 12.5% and 11.5%, respectively, compared to 13.1% and 15.4% for the 13 weeks and 26 weeks ended August 31, 2014. The lower effective tax rates were primarily due to higher portions of taxable income in jurisdictions with lower effective income tax rates and larger foreign tax incentives in the 13 weeks and 26 weeks ended August 30, 2015.

Net Earnings

For the reasons set forth above, the Company's net earnings for the 13 weeks and 26 weeks ended August 30, 2015 were $4.6 million and $9.3 million, including the pre-tax restructuring charges described above, compared to net earnings of $5.0 million and $13.2 million for the 13 weeks and 26 weeks ended August 31, 2014, including the pre-tax restructuring charges and the additional fees in connection with the 2014 fiscal year-end audit described above.

Basic and Diluted Earnings Per Share

In the 13 weeks and 26 weeks ended August 30, 2015, basic and diluted earnings per share were $0.23 and $0.46, respectively, including, in both such periods, the restructuring charges described above. This compared to basic and diluted earnings per share of $0.24 and $0.63 in the 13 weeks and 26 weeks ended August 31, 2014, respectively, including, in both such periods, the restructuring charges described above and the additional fees in connection with the 2014 fiscal year-end audit in the 26-week period. The net impact of the restructuring charges and additional fees discussed above reduced basic and diluted earnings per share by $0.01 in the 26 weeks ended August 30, 2015 and reduced basic and diluted earnings per share by $0.02 in the 26 weeks ended August 31, 2014.

Liquidity and Capital Resources:

(amounts in thousands)	August 30,	March 1,	Increase /
	2015	2015	(Decrease)
Cash and marketable securities	$229,463	$272,133	$(42,670)
Restricted cash	25,000	-	25,000
Working capital	241,453	283,535	(42,082)

	26 Weeks Ended
(amounts in thousands)	August 30,	August 31,	Increase /
	2015	2014	(Decrease)
Net cash provided by operating activities	$1,981	$18,150	$(16,169)
Net cash used in investing activities	(8,583)	(34,274)	25,691
Net cash used in financing activities	(45,979)	(2,599)	(43,380)

Cash and Marketable Securities

Of the $229.5 million of cash and marketable securities at August 30, 2015, $224.8 million was owned by certain of the Company’s wholly owned foreign subsidiaries. In the 2014 fiscal year, the Company recorded a non-cash charge for the accrual of U.S. deferred income taxes in the amount of $64.0 million on the undistributed earnings of the Company’s subsidiary in Singapore. During the 26 weeks ended August 30, 2015, the Company repatriated $58.0 million to the United States from its subsidiary in Singapore primarily to replenish domestic cash that was used to pay a special cash dividend of $1.50 per share in the 2015 fiscal year fourth quarter and to purchase 699,788 shares of the Company’s stock in the 2015 fiscal year fourth quarter and the 2016 fiscal year first and second quarters. The Company paid $10.7 million of taxes in the 26 weeks ended August 30, 2015 in connection with such repatriation. The Company believes it has sufficient liquidity to fund its operating activities through the end of the 2016 fiscal year and for the foreseeable future thereafter.

The change in cash, marketable securities and restricted cash at August 30, 2015 compared to March 1, 2015 was the result of cash used in operating activities and a number of additional factors. The significant changes in cash flows from operating activities were as follows:

●	Income taxes payable decreased by 21% at August 30, 2015 compared to March 1, 2015 primarily due to income tax payments made during the 13 weeks ended August 30, 2015;

●	accounts payable increased by 21% at August 30, 2015 compared to March 1, 2015 primarily due to the timing of vendor payments and raw material purchases from suppliers;

●	accrued liabilities increased by 11% at August 30, 2015 compared to March 1, 2015 due to an increase in payroll related accruals; and

●

deferred income taxes decreased 111% at August 30, 2015 compared to March 1, 2015 primarily due to income tax payments made in connection with the $58 million repatriation of cash from Singapore to the United States.

In addition, the Company paid $4.1 and $4.2 million in cash dividends in the 26 weeks ended August 30, 2015 and August 31, 2014, respectively. During the 26 weeks ended August 30, 2015, the Company also received $2.0 million of proceeds from the sale of the Nelco Zhuhai building in Zhuhai, China, made $5.0 million of principal payments on its long-term debt and purchased treasury shares at an aggregate cost of $11.9 million.

Working Capital

The decrease in working capital at August 30, 2015 compared to March 1, 2015 was due principally to a decrease in cash and marketable securities, partially offset by a decrease in current deferred income taxes.

The Company's current ratio (the ratio of current assets to current liabilities) was 9.2 to 1 at August 30, 2015 compared to 10.5 to 1 at March 1, 2015.

Cash Flows

During the 26 weeks ended August 30, 2015, the Company's net earnings, before depreciation and amortization, stock-based compensation, amortization of bond premium and changes in operating assets and liabilities, were $12.8 million. Such earnings were reduced by a decrease in the provision for deferred income taxes of $10.9 million, resulting in $2.0 million of cash provided by operating activities. This decrease in the provision for deferred income taxes was primarily related to the aforementioned $10.7 million of taxes paid in connection with cash repatriated to the United States from Singapore. During the same 26 week period, the Company expended $226,000 for the purchase of property, plant and equipment, compared with $232,000 during the 26 weeks ended August 31, 2014.  The Company paid $4.1 and $4.2 million in cash dividends in the 26 weeks ended August 30, 2015 and August 31, 2014, respectively.  In addition, during the 26 week period ended August 30, 2015, the Company received $2.0 million in proceeds from the sale of the Nelco Zhuhai building in Zhuhai, China, made $5.0 million of principal payments on its long-term debt and purchased treasury shares at an aggregate cost of $11.9 million.

Debt

At August 30, 2015 and March 1, 2015, the Company had $89.0 million and $94.0 million of bank debt, respectively. In the fourth quarter of 2014, the Company entered into a four-year amended and restated revolving credit facility agreement (the “Amended Credit Agreement”) with PNC Bank, National Association. The Amended Credit Agreement provides for loans up to $104.0 million to the Company and letters of credit up to $2.0 million for the account of the Company, and subject to the terms and conditions of the Amended Credit Agreement, an interest rate on the outstanding loan balance of LIBOR plus 1.10%. The Amended Credit Agreement contains certain customary affirmative and negative covenants and customary financial covenants. In the event that the Company breaches a covenant that is deemed to be a default under the Amended Credit Agreement requiring prepayment of the outstanding borrowings, the Company has sufficient liquidity to prepay the outstanding amount, as well as any related income taxes for potentially repatriated funds, at any time, and such prepayment would not have a material adverse effect on the Company’s liquidity or operations. For additional information, see Note 5 of the Notes to Consolidated Financial Statements included elsewhere in this Report.

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

The Company’s critical accounting policies that are important to the Consolidated Financial Statements and that entail, to a significant extent, the use of estimates and assumptions and the application of management’s judgment are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2015. There have been no significant changes to such accounting policies during the 2016 fiscal year second quarter.

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

Factors That May Affect Future Results.

Certain portions of this Report which do not relate to historical financial information may be deemed to constitute forward-looking statements that are subject to various factors which could cause actual results to differ materially from the Company’s expectations or from results which might be projected, forecast, estimated or budgeted by the Company in forward-looking statements. Such factors include, but are not limited to, general conditions in the electronics and aerospace industries, the Company's competitive position, the status of the Company's relationships with its customers, economic conditions in international markets, the cost and availability of raw materials, transportation and utilities, and the various factors set forth in Item 1A “Risk Factors” and under the caption "Factors That May Affect Future Results" after Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2015.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

The Company's market risk exposure at August 30, 2015 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended March 1, 2015.

Item 4.        Controls and Procedures.

(a)     Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of August 30, 2015, the end of the quarterly fiscal period covered by this quarterly report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to shares of the Company's Common Stock acquired by the Company during each month included in the Company’s 2016 fiscal year second quarter ended August 30, 2015.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

June 1 - June 30	0	$-	0

July 1 - July 30	111,534	18.01	111,534

July 31 - Aug 30	24,664	17.50	24,664

Total	136,198	$17.92	136,198	550,212 (a)

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at August 30, 2015 (unaudited) and March 1, 2015; (ii) Consolidated Statements of Operations for the 13 weeks and 26 weeks ended August 30, 2015 and August 31, 2014 (unaudited); (iii) Consolidated Statements of Comprehensive Earnings (Loss) for the 13 weeks and 26 weeks ended August 30, 2015 and August 31, 2014 (unaudited); and (iv) Condensed Consolidated Statements of Cash Flows for the 26 weeks ended August 30, 2015 and August 31, 2014 (unaudited) * +

*     Filed electronically herewith.

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

Park Electrochemical Corp.
(Registrant)

/s/ Brian E. Shore
Date: October 9, 2015	Brian E. Shore Chief Executive Officer (principal executive officer)

/s/ P. Matthew Farabaugh
Date: October 9, 2015	P. Matthew Farabaugh Vice President and Chief Financial Officer (principal financial officer)

/s/ Robert Yaniro
Date: October 9, 2015	Robert Yaniro Vice President and Corporate Controller (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Name

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at August 30, 2015 (unaudited) and March 1, 2015; (ii) Consolidated Statements of Operations for the 13 weeks and 26 weeks ended August 30, 2015 and August 31, 2014 (unaudited); (iii) Consolidated Statements of Comprehensive Earnings (Loss) for the 13 weeks and 26 weeks ended August 30, 2015 and August 31, 2014 (unaudited); and (iv) Condensed Consolidated Statements of Cash Flows for the 26 weeks ended August 30, 2015 and August 31, 2014 (unaudited) * +

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