Form 10-Q
period 2015-11-29
PARK ELECTROCHEMICAL CORP
filed 2016-01-08
CIK 76267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 29, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,253,471 as of January 4, 2016.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item I.     Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	November 29, 2015 (unaudited)	March 1, 2015*

ASSETS
Current assets:
Cash and cash equivalents	$76,735	$141,538
Marketable securities (Note 3)	152,908	130,595
Accounts receivable, less allowance for doubtful accounts of $365 and $396, respectively	20,093	21,431
Inventories (Note 4)	12,641	14,439
Prepaid expenses and other current assets	5,177	5,256
Total current assets	267,554	313,259

Property, plant and equipment, net	22,257	26,537
Goodwill and other intangible assets	9,840	9,840
Restricted cash (Note 5)	25,000	-
Other assets	1,273	1,046
Total assets	$325,924	$350,682

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt (Note 5)	$13,750	$10,000
Accounts payable	5,598	6,882
Accrued liabilities	4,884	4,767
Income taxes payable	2,316	4,141
Current deferred income taxes	362	3,934
Total current liabilities	26,910	29,724

Long-term debt (Note 5)	72,750	84,000
Deferred income taxes	47,053	54,155
Other liabilities	1,095	1,204
Total liabilities	147,808	169,083

Commitments and contingencies (Note 12)

Shareholders' equity:
Common stock	2,096	2,096
Additional paid in capital	166,061	164,819
Retained earnings	23,374	16,048
Accumulated other comprehensive earnings	1,342	1,468
	192,873	184,431
Less treasury stock, at cost	(14,757)	(2,832)
Total shareholders' equity	178,116	181,599
Total liabilities and shareholders' equity	$325,924	$350,682

*The balance sheet at March 1, 2015 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	13 Weeks Ended (Unaudited)		39 Weeks Ended (Unaudited)
	November 29,	November 30,	November 29,	November 30,
	2015	2014	2015	2014

Net sales	$34,323	$34,679	$110,099	$125,845
Cost of sales	24,026	26,081	78,074	88,147
Gross profit	10,297	8,598	32,025	37,698
Selling, general and administrative expenses	5,264	5,754	16,074	18,602
Restructuring charges (Note 7)	158	636	373	986
Earnings from operations	4,875	2,208	15,578	18,110
Interest expense (Note 5)	355	361	1,080	1,074
Interest and other income	227	222	809	595
Earnings before income taxes	4,747	2,069	15,307	17,631
Income tax provision (Note 10)	638	38	1,852	2,429
Net earnings	$4,109	$2,031	$13,455	$15,202

Earnings per share (Note 8):
Basic earnings per share	$0.20	$0.10	$0.66	$0.73
Basic weighted average shares	20,253	20,947	20,379	20,917

Diluted earnings per share	$0.20	$0.10	$0.66	$0.72
Diluted weighted average shares	20,253	20,989	20,386	21,002

Dividends declared per share	$0.10	$0.10	$0.30	$0.30

See Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts in thousands)

	13 Weeks Ended (Unaudited)		39 Weeks Ended (Unaudited)
	November 29,	November 30,	November 29,	November 30,
	2015	2014	2015	2014

Net earnings	$4,109	$2,031	$13,455	$15,202
Other comprehensive loss, net of tax:
Foreign currency translation	28	(77)	91	(153)
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	70	84	99	116
Less: reclassification adjustment for gains included in net earnings	(11)	(8)	(17)	(13)
Unrealized losses on marketable securities:
Unrealized holding losses arising during the period	(264)	(7)	(335)	(16)
Less: reclassification adjustment for losses included in net earnings	33	5	36	6
Other comprehensive loss	(144)	(3)	(126)	(60)
Total comprehensive earnings	$3,965	$2,028	$13,329	$15,142

See Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	39 Weeks Ended (Unaudited)
	November 29,	November 30,
	2015	2014
Cash flows from operating activities:
Net earnings	$13,455	$15,202
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,524	2,653
Stock-based compensation	1,192	912
Provision for deferred income taxes	(10,674)	(1,900)
Amortization of bond premium	738	658
Changes in operating assets and liabilities	(449)	3,436
Net cash provided by operating activities	6,786	20,961

Cash flows from investing activities:
Purchase of property, plant and equipment	(320)	(381)
Proceeds from sales of property, plant and eqipment	2,026	-
Purchases of marketable securities	(92,890)	(75,979)
Proceeds from sales and maturities of marketable securities	69,247	77,619
Net cash (used in) provided by investing activities	(21,937)	1,259

Cash flows from financing activities:
Dividends paid	(6,129)	(6,274)
Restricted cash (Note 5)	(25,000)	-
Proceeds from exercise of stock options	50	1,609
Payments of long-term debt	(7,500)	-
Tax benefits from stock-based compensation	-	38
Purchase of treasury stock	(11,925)	(172)
Net cash used in financing activities	(50,504)	(4,799)

(Decrease) increase in cash and cash equivalents before effect of exchange rate changes	(65,655)	17,421
Effect of exchange rate changes on cash and cash equivalents	852	(315)
(Decrease) increase in cash and cash equivalents	(64,803)	17,106
Cash and cash equivalents, beginning of period	141,538	133,150
Cash and cash equivalents, end of period	$76,735	$150,256

Supplemental cash flow information:
Cash paid during the period for income taxes	$14,255	$3,779
Cash paid during the period for interest	$823	$924

See Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share (unless otherwise stated), per share and option amounts)

1.	CONSOLIDATED FINANCIAL STATEMENTS

The Condensed Consolidated Balance Sheet as of November 29, 2015, the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Earnings for the 13 weeks and 39 weeks ended November 29, 2015 and November 30, 2014, and the Condensed Consolidated Statements of Cash Flows for the 39 weeks then ended have been prepared by Park Electrochemical Corp. (the “Company”), without audit. In the opinion of management, these unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at November 29, 2015 and the results of operations and cash flows for all periods presented. The Consolidated Statements of Operations are not necessarily indicative of the results to be expected for the full fiscal year or any subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2015. There have been no significant changes to such accounting policies during the 39 weeks ended November 29, 2015.

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

The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and any long-lived assets written down to fair value. To measure fair value of such assets, the Company uses Level 3 inputs consisting of techniques including an income approach and a market approach. The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the discounted cash flow analysis require the exercise of significant judgment, including judgment about appropriate discount rates, terminal value, growth rates and the amount and timing of expected future cash flows. There were no transfers between levels within the fair value hierarchy during the 39 weeks ended November 29, 2015 and November 30, 2014. With respect to goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying value. If, based on that assessment, the Company believes it is more likely than not that the fair value is less than its carrying value, a two-step goodwill impairment test is performed. There have been no changes in events or circumstances which required impairment charges to be recorded during the 39 weeks ended November 29, 2015.

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

The following is a summary of available-for-sale securities:

	November 29, 2015
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$125,146	$125,146	$-	$-
U.S. corporate debt securities	27,762	27,762	-	-
Total marketable securities	$152,908	$152,908	$-	$-

	March 1, 2015
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$119,493	$119,493	$-	$-
U.S. corporate debt securities	11,102	7,084	4,018	-
Total marketable securities	$130,595	$126,577	$4,018	$-

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

The following table shows the amortized cost basis of, and gross unrealized gains and losses on, the Company’s available-for-sale securities:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses

November 29, 2015:
U.S. Treasury and other government securities	$125,093	$209	$156

U.S. corporate debt securities	27,836	-	74
Total marketable securities	$152,929	$209	$230

March 1, 2015:
U.S. Treasury and other government securities	$119,191	$314	$12

U.S. corporate debt securities	11,097	5	-
Total marketable securities	$130,288	$319	$12

The estimated fair values of such securities at November 29, 2015 by contractual maturity are shown below:

Due in one year or less	$60,041
Due after one year through five years	92,867
$152,908

4.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company writes down its inventory for estimated obsolescence or unmarketability based upon the age of the inventory and assumptions about future demand for the Company's products and market conditions. Inventories consisted of the following:

	November 29,	March 1,
	2015	2015

Inventories:

Raw materials	$6,446	$7,376
Work-in-process	2,343	3,114
Finished goods	3,445	3,605
Manufacturing supplies	407	344
	$12,641	$14,439

5.	LONG-TERM DEBT

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

On February 12, 2014, the Company entered into a four-year amended and restated revolving credit facility agreement (the “Amended Credit Agreement”) with PNC Bank. The Amended Credit Agreement provides for loans up to $104,000 (the “Amended Facility”) to the Company and letters of credit up to $2,000 for the account of the Company. Through November 29, 2015, the Company has borrowed $52,000 to finance a special dividend paid to shareholders of the Company in the 2014 fiscal year fourth quarter and an additional $52,000 to continue the loan that was provided under the Credit Agreement, and PNC Bank has issued two standby letters of credit for the account of the Company in the total amount of $1,075 to secure the Company’s obligations under its workers’ compensation insurance program. During the 39 weeks ended November 29, 2015, the Company made principal payments of $7,500 in accordance with the Amended Credit Agreement. The remaining $86,500 outstanding borrowings under the Amended Credit Agreement are payable in one quarterly installment of $2,500 in January 2016, and eight quarterly installments of $3,750 each, commencing in April 2016, with the remaining amount outstanding under the Amended Credit Agreement payable on February 12, 2018. The Amended Credit Agreement excludes a pre-payment penalty.

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

The Amended Credit Agreement contains certain customary affirmative and negative covenants and customary financial covenants. On February 24, 2015, the Company and PNC Bank entered into an Amendment to the Amended Credit Agreement that modified certain covenants. The covenants under the Amended Credit Agreement at November 29, 2015, as amended by the February 24, 2015 Amendment to the Amended Credit Agreement, require the Company to (a) maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 at the end of each fiscal quarter, except for the fiscal quarters ending on May 31, 2015 and August 30, 2015 for which the ratio is 1.00 to 1.00, and (b) not exceed a maximum funded debt ratio of (i) 3.85 to 1.00 for the period March 2, 2015 through May 31, 2015, (ii) 3.55 to 1.00 for the period June 1, 2015 through August 30, 2015, (iii) 3.50 to 1.00 for the period August 31, 2015 through February 28, 2016, (iv) 3.00 to 1.00 for the period February 29, 2016 through February 26, 2017, and (v) 2.25 to 1.00 for all periods thereafter. In addition, the Company must maintain minimum domestic liquid assets of $25,000 in cash and marketable securities at all times, except for the period February 24, 2015 through May 30, 2015, and maintain a minimum quick ratio of (i) 6.50 to 1.00 for the period December 1, 2014 through November 27, 2016 and (ii) 3.00 to 1.00 for all periods thereafter. The dividend covenant permits the Company to pay regular quarterly dividends in amounts not exceeding $0.10 per share and an annual special dividend to shareholders in amounts ranging from $1.00 to $2.50 with prior written notification to PNC Bank. The Company’s obligations under the Amended Credit Agreement are guaranteed by its Nelco Products, Inc., Neltec, Inc. and Park Aerospace Technologies Corp. subsidiaries and secured by a pledge of 65% of the capital stock of the Company’s Nelco Products Pte. Ltd. subsidiary in Singapore. The minimum domestic liquid assets of $25,000, for required periods, are reflected as restricted cash on the Condensed Consolidated Balance Sheets.

The Amended Facility is available to (a) refinance the Credit Agreement, (b) support working capital and general corporate needs, including the issuance of letters of credit, (c) fund special distributions to the Company’s shareholders permitted under the Amended Facility and (d) finance ongoing capital expenditures and acquisitions. At November 29, 2015, $86,500 of indebtedness was outstanding under the Amended Credit Agreement with an interest rate of 1.30%. Interest expense recorded under the Amended Facility was $355 and $1,080 during the 13 weeks and 39 weeks, respectively, ended November 29, 2015 and $361 and $1,074 during the 13 weeks and 39 weeks, respectively, ended November 30, 2014, which is included in interest expense on the Consolidated Statements of Operations.

6.	STOCK-BASED COMPENSATION

As of November 29, 2015, the Company had a 2002 Stock Option Plan (the “Plan”), and no other stock-based compensation plan. The Plan has been approved by the Company’s shareholders and provides for the grant of stock options to directors and key employees of the Company. All options granted under the Plan have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant, which, pursuant to the terms of the Plan, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted. Options granted under the Plan become exercisable 25% one year after the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire 10 years after the date of grant. The Plan expires on May 21, 2018.

During the 39 weeks ended November 29, 2015 the Company granted options to purchase 180,100 shares of common stock to certain of its employees. The future compensation expense to be recognized in earnings before income taxes was $1,049 and will be recorded on a straight-line basis over the remaining requisite service period. The weighted average fair value of the granted options was $7.43 per share using the Black-Scholes option pricing model with the following assumptions: risk free interest rates of 1.68% to 1.84%; expected volatility factors of 28.73% to 31.71%; expected dividend yields of 1.84% to 2.23%; and estimated option terms of 5.3 to 7.9 years.

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

The following is a summary of option activity for the 39 weeks ended November 29, 2015:

	Outstanding Options	Weighted Average Exercise Price

Balance, March 1, 2015	966,692	$22.55
Granted	180,100	21.52
Exercised	(2,500)	19.91
Terminated or expired	(117,250)	21.53
Balance, November 29, 2015	1,027,042	$22.49
Vested and exercisable, November 29, 2015	682,850	$22.19

7.	RESTRUCTURING CHARGES

During the 2013 fiscal year, the Company recorded restructuring charges of $2,730 related to the closure of the Company’s Nelco Technology (Zhuhai FTZ) Ltd. business unit located in Zhuhai, China. The charges included a non-cash asset impairment charge of $3,620 related to property, plant and equipment and were net of the recapture of a non-cash cumulative currency translation adjustment of $1,465. The reclassification of the non-cash cumulative currency translation adjustment was included in foreign currency translation charges in the Consolidated Statements of Comprehensive Earnings. The Nelco Technology (Zhuhai FTZ) Ltd. building was sold for $2,026 during the first quarter of the 2016 fiscal year. There was no gain or loss on the sale of the building, since the carrying value of the building was equal to the selling price. The Company paid $8 and $35 during the 13 weeks ended November 29, 2015 and November 30, 2014, respectively, and $83 and $166 during the 39 weeks ended November 29, 2015 and November 30, 2014, respectively, of additional pre-tax charges related to such closure.

The Company recorded additional restructuring charges of $150 and $126 during the 13 weeks ended November 29, 2015 and November 30, 2014, respectively, and $290 and $346 during the 39 weeks ended November 29, 2015 and November 30, 2014, respectively, related to the closure of the Company’s New England Laminates Co., Inc. business unit located in Newburgh, New York. The New England Laminates Co., Inc. building in Newburgh, New York is held for sale. In the 2004 fiscal year, the Company reduced the book value of the building to zero, and the Company intends to sell it during the 2016 fiscal year.

In the 2015 fiscal year third quarter, the Company recorded a $496 charge in connection with cost reduction initiatives in the United States. During the 2015 fiscal year and the 39 weeks ended November 29, 2015, the Company paid $504 of charges related to such cost reduction initiatives, and there is no remaining liability related to such initiatives.

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

The following table sets forth the calculation of basic and diluted earnings per share:

	13 Weeks Ended		39 Weeks Ended
(Amounts in thousands, except per share amounts)	November 29, 2015	November 30, 2014	November 29, 2015	November 30, 2014

Net earnings	$4,109	$2,031	$13,455	$15,202

Weighted average common shares outstanding for basic EPS	20,253	20,947	20,379	20,917
Net effect of dilutive options	-	42	7	85
Weighted average shares	20,253	20,989	20,386	21,002
outstanding for diluted EPS

Basic earnings per share	$0.20	$0.10	$0.66	$0.73

Diluted earnings per share	$0.20	$0.10	$0.66	$0.72

Potentially dilutive securities, which were not included in the computation of diluted earnings per share because either the effect would have been anti-dilutive or the options’ exercise prices were greater than the average market price of the common stock, were 1,027,000 and 315,000 for the 13 weeks ended November 29, 2015 and November 30, 2014, respectively, and 884,000 and 122,000 for the 39 weeks ended November 29, 2015 and November 30, 2014, respectively.

9.	SHAREHOLDERS’ EQUITY

During the 39 weeks ended November 29, 2015, the Company issued 2,500 shares pursuant to the exercises of stock options and received proceeds of $50 from such exercises and recognized stock-based compensation expense, net of recognized tax benefits, of $1,192. These transactions resulted in a $1,242 increase in additional paid-in capital during the period.

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

Pursuant to the share purchase authorization announced on January 8, 2015, the Company purchased an aggregate of 581,032 shares during the 39 weeks ended November 29, 2015 at an average purchase price per share of $20.52 and an aggregate purchase price of $11,936, leaving 550,212 shares that may be purchased by the Company pursuant to the aforementioned share purchase authorization. The Company purchased 444,834 of such shares pursuant to Rule 10b5-1 Stock Purchase Plans established by the Company on February 13, 2015, effective on March 9, 2015, and terminated by the Company on April 24, 2015 and on May 15, 2015, effective on May 18, 2015, and terminated by the Company on June 29, 2015. Additional purchases by the Company pursuant to the aforementioned share purchase authorization may occur from time to time in the future. As previously announced by the Company, shares purchased by the Company will be retained as treasury stock and will be available for use under the Company’s stock option plan and for other corporate purposes.

10.	INCOME TAXES

The Company’s effective tax rates for the 13 weeks and 39 weeks ended November 29, 2015 were 13.4% and 12.1%, respectively, compared to 1.8% and 13.8%, respectively, for the 13 weeks and 39 weeks ended November 30, 2014. The effective tax rates for the 13 weeks and 39 weeks ended November 29, 2015 were lower than the United States Federal income tax rate primarily due to portions of taxable income in jurisdictions with lower effective income tax rates and larger foreign tax incentives. The effective tax rate for the 13 weeks ended November 30, 2014 was lower than the effective tax rate for the 39 weeks ended November 30, 2014 primarily as a result of discrete tax adjustments recorded in the 13 weeks ended November 30, 2014 related to restructuring charges.

The Company continuously evaluates the liquidity and capital requirements of its operations in the United States and of its foreign operations. As a result of such evaluation during the 2014 fiscal year, the Company recorded a non-cash charge for the accrual of U.S. deferred income taxes in the amount of $63,958 on undistributed earnings of the Company’s subsidiary in Singapore. In the 39 weeks ended November 29, 2015, the Company repatriated $61,000 to the United States and paid income taxes of $10,682 to the respective tax authorities.

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

Financial information regarding the Company’s operations by geographic region is as follows:

	13 Weeks Ended		39 Weeks Ended
	November 29, 2015	November 30, 2014	November 29, 2015	November 30, 2014

Sales:

North America	$18,006	$17,357	$57,651	$57,941
Asia	13,782	14,251	45,572	59,150
Europe	2,535	3,071	6,876	8,754
Total sales	$34,323	$34,679	$110,099	$125,845

	November 29, 2015	March 1, 2015
Long-lived assets:

North America	$22,140	$23,562
Asia	9,680	12,490
Europe	277	325
Total long-lived assets	$32,097	$36,377

12.	CONTINGENCIES

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

The total costs incurred by the Company and its subsidiaries in connection with these sites, including legal fees incurred by the Company and its subsidiaries and their assessed share of remediation costs and excluding amounts paid or reimbursed by insurance carriers, were $0 and $2 in the 13 weeks and 39 weeks, respectively, ended November 29, 2015 and $0 and $18 in the 13 weeks and 39 weeks, respectively, ended November 30, 2014. The Company had no recorded liabilities for environmental matters at November 29, 2015 or March 1, 2015.

The Company does not record environmental liabilities and related legal expenses for which the Company believes that it and its subsidiaries have general liability insurance coverage for the years during which the Company's subsidiaries' waste was disposed at three sites for which certain subsidiaries of the Company have been named as potentially responsible parties. Pursuant to such general liability insurance coverage, three insurance carriers are paying 100% of the Company’s legal defense and remediation costs associated with such three sites.

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

Recently Issued

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, as part of the FASB’s Simplification Initiative to identify, evaluate, and improve areas of U.S. GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users. The ASU simplifies the presentation of deferred income taxes under U.S. GAAP by requiring that all deferred tax assets and liabilities be classified as non-current. For public companies, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim reporting periods within those fiscal years. For all other entities, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2017 and interim reporting periods within fiscal years beginning after December 15, 2018. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company does not expect this ASU to have a material impact on its consolidated results of operations, cash flows, financial position or disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, intended to simplify the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation for debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcements at the June 2015 EITF Meeting. ASU No. 2015-15 amends Subtopic 835-30 to include that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of debt issuance costs over the term of the line-of-credit arrangement, whether or not there are any outstanding borrowings on the line-of-credit arrangement. This guidance is effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2015. The Company does not expect this guidance to have a material impact on its consolidated results of operations, cash flows, financial position or disclosures.

In May 2014, the FASB issued ASC Topic 606, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. This guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and expands the related disclosure requirements. The new standard was originally scheduled to be effective for fiscal years beginning after December 15, 2016, including interim reporting periods within those fiscal years. In August 2015, the FASB delayed the effective date of this guidance for one year. With the delay, the new standard is effective for fiscal years beginning after December 15, 2017, and interim periods therein, with an option to adopt the standard on the originally scheduled effective date. The Company is currently evaluating the impact that this new guidance may have on its consolidated results of operations, cash flows, financial position and disclosures.

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

Financial Overview

The Company’s total net sales worldwide in the 13 weeks ended November 29, 2015 were 1% lower than in the 13 weeks ended November 30, 2014 principally as a result of lower sales of the Company’s printed circuit materials products in Asia and lower sales of the Company’s aerospace composite materials, parts and assemblies products, partially offset by higher sales of the Company’s printed circuit materials products in North America. The Company’s total net sales worldwide in the 39 weeks ended November 29, 2015 were 13% lower than in the 39 weeks ended November 30, 2014, primarily as a result of lower sales of the Company’s printed circuit materials products in Asia and North America, partially offset by higher sales of the Company’s aerospace composite materials, parts and assemblies products. The Company’s higher sales in Asia in the 2015 fiscal year periods were the result of a spike in demand for the Company’s printed circuit materials products in Asia, which was caused by internet and telecommunications infrastructure build-out programs in developing countries. In addition, the original equipment manufacturers (“OEMs”) which manufacture equipment for these programs rapidly increased their inventory levels in excess of program demands. The lower sales in Asia in the 2016 fiscal year periods were primarily due to a slowdown in demand for the Company’s products which are used by OEMs in the manufacture of equipment for the internet and telecommunications infrastructure in developing countries.

Despite the reduction in total net sales in the 13 weeks ended November 29, 2015, the Company’s gross profit margin, measured as a percentage of sales, for the Company’s worldwide operations in the 13 weeks ended November 29, 2015 increased to 30.0% from 24.8% in the 13 weeks ended November 30, 2014. The improvement in the gross profit margin was due primarily to the improved operating performance of the Company’s aerospace business, a decrease in payroll and payroll related expenses resulting from cost reduction efforts implemented late in fiscal year 2015 and lower utility rates. The Company’s gross profit margin, measured as a percentage of sales, for the Company’s worldwide operations in the 39 weeks ended November 29, 2015 decreased to 29.1% from 30.0% in the 39 weeks ended November 30, 2014. The decrease in the gross profit margin was due primarily to lower sales and production levels of the Company’s printed circuit materials products in Asia and North America in the 2016 fiscal year period combined with the fixed nature of certain overhead costs, which were partially offset by higher sales of the Company’s aerospace products, an improvement in its printed circuit materials production processes in North America, cost reduction initiatives and lower utility rates.

The Company’s earnings from operations and net earnings were 121% and 102% higher, respectively, in the 13 weeks ended November 29, 2015 than in last fiscal year’s comparable period, primarily as a result of the aforementioned improvement in the gross profit margin and a reduction in selling, general and administrative expenses due principally to cost reduction initiatives and favorable foreign exchange rates. Earnings from operations in the 13 weeks ended November 29, 2015 included pre-tax restructuring charges of $158,000 in connection with the closure in fiscal year 2013 of the Nelco Technology (Zhuhai FTZ) Ltd. (“Nelco Zhuhai”) facility located in the Free Trade Zone in Zhuhai, China and the closure in fiscal year 2009 of the New England Laminates Co., Inc. facility located in Newburgh, New York. Earnings from operations in the 13 weeks ended November 30, 2014, included pre-tax restructuring charges of $636,000 in connection with cost reduction initiatives in the United States and the aforementioned facility closures.

The Company’s earnings from operations and net earnings were 14% and 11% lower, respectively, in the 39 weeks ended November 29, 2015 than in last fiscal year’s comparable period, primarily as a result of the aforementioned decreases in sales and gross profit margin, partially offset by a 14% reduction in selling, general and administrative expenses due primarily to cost reduction initiatives, decreases in shipping expenses and legal and professional fees, lower incentive compensation expenses and favorable foreign exchange rates. Earnings from operations in the 39 weeks ended November 29, 2015 included pre-tax restructuring charges of $373,000 in connection with the aforementioned facility closures. Earnings from operations in the 39 weeks ended November 30, 2014 included pre-tax restructuring charges of $986,000 related to the aforementioned cost reduction initiatives and facility closures and a pre-tax charge of $260,000, included in selling, general and administrative expenses, for additional fees incurred in connection with the 2014 fiscal year-end audit.

During the first quarter of the 2016 fiscal year, the Company sold the Nelco Zhuhai building in Zhuhai, China for $2.0 million. There was no gain or loss on the sale of the building, since the carrying value of the building was equal to the selling price.

During the 2016 fiscal year, the Company repatriated $61.0 million to the United States from its subsidiary in Singapore primarily to replenish domestic cash that was used to pay a special cash dividend of $1.50 per share in the fourth quarter of the 2015 fiscal year and to purchase 699,788 shares of the Company’s stock in the fourth quarter of the 2015 fiscal year and the first and second quarters of the 2016 fiscal year. The Company made tax payments of $10.7 million during the 2016 fiscal year first quarter in connection with such repatriation. The $61.0 million repatriation did not have an impact on the provision for income taxes during the 13 weeks or 39 weeks ended November 29, 2015, since the income taxes on the repatriation were previously accrued during the 2014 fiscal year fourth quarter.

The global markets for the Company’s products continue to be very difficult to forecast, and it is not clear to the Company what the demand for the Company’s products will be in the remainder of the 2016 fiscal year or beyond.

Results of Operations:

The following table provides the components of the consolidated statements of operations:

	13 Weeks Ended			39 Weeks Ended
	November 29,	November 30,	%	November 29,	November 30,	%
(amounts in thousands, except per share amounts)	2015	2014	Change	2015	2014	Change

Net sales	$34,323	$34,679	(1)%	$110,099	$125,845	(13)%
Cost of sales	24,026	26,081	(8)%	78,074	88,147	(11)%
Gross profit	10,297	8,598	20%	32,025	37,698	(15)%
Selling, general and administrative expenses	5,264	5,754	(9)%	16,074	18,602	(14)%
Restructuring charges	158	636	(75)%	373	986	(62)%
Earnings from operations	4,875	2,208	121%	15,578	18,110	(14)%
Interest expense	355	361	(2)%	1,080	1,074	1%
Interest income	227	222	2%	809	595	36%
Earnings before income taxes	4,747	2,069	129%	15,307	17,631	(13)%
Income tax provision	638	38	1,579%	1,852	2,429	(24)%
Net earnings	$4,109	$2,031	102%	$13,455	$15,202	(11)%

Earnings per share:
Basic earnings per share	$0.20	$0.10	109%	$0.66	$0.73	(9)%

Diluted earnings per share	$0.20	$0.10	109%	$0.66	$0.72	(9)%

Net Sales

The Company’s total net sales worldwide in the 13 weeks ended November 29, 2015 decreased to $34.3 million from $34.7 million in the 13 weeks ended November 30, 2014, primarily as a result of lower sales of the Company’s printed circuit materials products in Asia and lower sales of the Company’s aerospace composite materials, parts and assemblies products, partially offset by higher sales of the Company’s printed circuit materials products in North America. The Company’s total net sales worldwide in the 39 weeks ended November 29, 2015 decreased to $110.1 million from $125.8 million in the 39 weeks ended November 30, 2014, primarily as a result of lower sales of the Company’s printed circuit materials products in Asia and North America, partially offset by higher sales of the Company’s aerospace composite materials, parts and assemblies products. The Company’s higher sales in Asia in the 2015 fiscal year periods were the result of a spike in demand for the Company’s printed circuit materials products in Asia, which was caused by internet and telecommunications infrastructure build-out programs in developing countries. In addition, the OEMs which manufacture equipment for these programs rapidly increased their inventory levels in excess of program demands.

The Company’s total net sales of its printed circuit materials products were $25.5 million and $79.8 million in the 13 weeks and 39 weeks, respectively, ended November 29, 2015, or 74% and 73%, respectively, of the Company’s total net sales worldwide in such periods, compared to $25.4 million and $99.0 million in the 13 weeks and 39 weeks, respectively, ended November 30, 2014, or 73% and 79%, respectively, of the Company’s total net sales worldwide in such periods. The Company’s total net sales of its aerospace composite materials, parts and assemblies products were $8.9 million and $30.3 million in the 13 weeks and 39 weeks, respectively, ended November 29, 2015, or 26% and 27%, respectively, of the Company’s total net sales worldwide in such periods, compared to $9.3 million and $26.9 million in the 13 weeks and 39 weeks, respectively, ended November 30, 2014, or 27% and 21%, respectively, of the Company’s total net sales worldwide in such periods.

The Company's foreign sales were $16.3 million and $52.4 million, respectively, during the 13 weeks and 39 weeks ended November 29, 2015, or 47% and 48%, respectively, of the Company's total net sales worldwide during such periods, compared with $17.3 million and $67.9 million, respectively, of foreign sales, or 50% and 54%, respectively, of total net sales worldwide during last fiscal year's comparable periods. The Company’s foreign sales during the 13-week and 39-week periods ended November 29, 2015 decreased 6% and 23%, respectively, from the 2015 fiscal year comparable periods. The decrease in the 39-week period was primarily due to the lower sales in Asia for reasons described above.

For the 13 weeks ended November 29, 2015, the Company’s sales in North America, Asia and Europe were 53%, 40% and 7%, respectively, of the Company’s total net sales worldwide compared to 50%, 41% and 9%, respectively, for the 13 weeks ended November 30, 2014. For the 39 weeks ended November 29, 2015, the Company’s sales in North America, Asia and Europe were 53%, 41% and 6%, respectively, of the Company’s total net sales worldwide compared to 46%, 47% and 7%, respectively, for the 39 weeks ended November 30, 2014. The Company’s sales in North America increased 4%, its sales in Asia decreased 3% and its sales in Europe decreased 17% in the 13-week period ended November 29, 2015 compared to the 13-week period ended November 30, 2014, and its sales in North America decreased 1%, its sales in Asia decreased 23% and its sales in Europe decreased 22% in the 39-week period ended November 29, 2015 compared to the 39-week period ended November 30, 2014.

During the 13 weeks and 39 weeks ended November 29, 2015, the Company’s total net sales worldwide of high performance printed circuit materials were 94% and 93%, respectively, of the Company’s total net sales worldwide of printed circuit materials, compared to 92% in both the 13 weeks and 39 weeks ended November 30, 2014.

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

Gross Profit

Despite the reduction in total net sales in the 13 weeks ended November 29, 2015, the Company’s gross profit was higher than its gross profit in the prior year’s comparable period, and the gross profit margin, measured as a percentage of sales, for the Company’s worldwide operations in the 13 weeks ended November 29, 2015 increased to 30.0% from 24.8% in the 13 weeks ended November 30, 2014. These improvements in the Company’s gross profit and gross profit margin were primarily due to the improved operating performance of the Company’s aerospace business, a decrease in payroll and payroll related expenses commensurate with cost reduction efforts and lower utility rates.

The Company’s gross profit in the 39 weeks ended November 29, 2015 was lower than its gross profit in the prior year’s comparable period, and the gross profit margin, measured as a percentage of sales, for the Company’s worldwide operations in the 39 weeks ended November 29, 2015 decreased to 29.1% from 30.0% in the 39 weeks ended November 30, 2014. These decreases in the Company’s gross profit and gross profit margin were due primarily to lower sales and production levels of the Company’s printed circuit materials products in Asia and North America in the 2016 fiscal year period combined with the fixed nature of certain overhead costs, which were partially offset by higher sales of the Company’s aerospace products, an improvement in its printed circuit materials production processes in North America, cost reduction initiatives and lower utility rates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $0.5 million and by $2.5 million during the 13 weeks and 39 weeks, respectively, ended November 29, 2015, or by 9% and 14%, respectively, compared to last fiscal year's comparable periods, and these expenses, measured as percentages of sales, were 15.3% and 14.6%, respectively, in the 13 weeks and 39 weeks ended November 29, 2015 compared to 16.6% and 14.8%, respectively, in the 13 weeks and 39 weeks ended November 30, 2014. Selling, general and administrative expenses included stock option expenses of $351,000 and $1,192,000, respectively, for the 13 weeks and 39 weeks ended November 29, 2015, compared to stock option expenses of $306,000 and $912,000, respectively, for the 13 weeks and 39 weeks ended November 30, 2014. Selling, general and administrative expenses for the 39 weeks ended November 30, 2014 also included a pre-tax charge of $260,000 for additional fees incurred in connection with the 2014 fiscal year-end audit.

The decrease in selling, general and administrative expenses in the 13 weeks ended November 29, 2015 was primarily the result of cost reduction initiatives and favorable changes in foreign exchange rates, partially offset by increases in employment related costs and legal fees. The decrease in selling, general and administrative expenses in the 39 weeks ended November 29, 2015 was primarily the result of cost reduction initiatives, decreases in shipping expenses and decreases in legal and professional fees, lower incentive compensation expenses and favorable foreign exchange rates.

Restructuring Charges

In the 13 weeks and 39 weeks ended November 29, 2015, the Company recorded pre-tax restructuring charges of $158,000 and $373,000, respectively, in connection with the closure in prior years of its facilities located in Zhuhai, China and Newburgh, New York, compared to $636,000 and $986,000, respectively, recorded during the 13 weeks and 39 weeks ended November 29, 2014 in connection with cost reduction initiatives in the United States and the aforementioned facility closures in Zhuhai, China and Newburgh, New York.

Earnings from Operations

For the reasons set forth above, the Company's earnings from operations were $4.9 million and $15.6 million, respectively, for the 13 weeks and 39 weeks ended November 29, 2015, which included the aforementioned restructuring charges of $158,000 and $373,000, respectively, compared to $2.2 million and $18.1 million, respectively, for the 13 weeks and 39 weeks ended November 30, 2014, which included the aforementioned restructuring charges of $636,000 and $986,000, respectively, and the additional fees of $260,000 in connection with the 2014 fiscal year-end audit.

Interest Expense

Interest expense in the 13 weeks and 39 weeks ended November 29, 2015 related to the Company’s outstanding borrowings under the four-year amended and restated revolving credit facility agreement that the Company entered into with PNC Bank, National Association in the fourth quarter of the 2014. The amended and restated agreement provides for an interest rate on the outstanding loan balance of LIBOR plus 1.10%. Other interest rate options are available to the Company under the agreement. See “Liquidity and Capital Resources” elsewhere in this Item 2 and Note 5 of the Notes to Consolidated Financial Statements included elsewhere in this Report for additional information.

Interest Income

Interest income was $227,000 and $809,000, respectively, for the 13 weeks and 39 weeks ended November 29, 2015 compared to $222,000 and $595,000, respectively, for last fiscal year's comparable periods. Interest income increased 2% and 36%, respectively, for the 13 weeks and 39 weeks ended November 29, 2015 primarily as a result of higher weighted average interest rates and larger average balances of marketable securities held by the Company in the 13 weeks and 39 weeks ended November 29, 2015 compared to last fiscal year's comparable periods. During the 39 weeks ended November 29, 2015, the Company earned interest income principally from its investments, which were primarily in short-term instruments and money market funds.

Income Tax Provision

The Company's effective income tax rates for the 13 weeks and 39 weeks ended November 29, 2015 were 13.4% and 12.1%, respectively, compared to 1.8% and 13.8% for the 13 weeks and 39 weeks ended November 30, 2014. The effective tax rates for the 13 weeks and 39 weeks ended November 29, 2015 were lower than the United States Federal income tax rate primarily due to portions of taxable income in jurisdictions with lower effective income tax rates and larger foreign tax incentives. The effective tax rate for the 13 weeks ended November 30, 2014 was lower than the effective tax rate for the 39 weeks ended November 30, 2014 primarily as a result of discrete tax adjustments recorded in the 13 weeks ended November 30, 2014 related to restructuring charges.

Net Earnings

For the reasons set forth above, the Company's net earnings for the 13 weeks and 39 weeks ended November 29, 2015 were $4.1 million and $13.5 million, including the pre-tax restructuring charges described above, compared to net earnings of $2.0 million and $15.2 million for the 13 weeks and 39 weeks ended November 30, 2014, including the pre-tax restructuring charges and the additional fees in connection with the 2014 fiscal year-end audit described above.

Basic and Diluted Earnings Per Share

In the 13 weeks and 39 weeks ended November 29, 2015, basic and diluted earnings per share were $0.20 and $0.66, respectively, including, in both such periods, the restructuring charges described above. This compared to basic and diluted earnings per share of $0.10 in the 13 weeks ended November 30, 2014 and basic and diluted earnings per share of $0.73 in the 39 weeks ended November 30, 2014, including, in both such periods, the restructuring charges described above and the additional fees in connection with the 2014 fiscal year-end audit in the 39-week period. The restructuring charges and additional fees discussed above had no impact on earnings per share in the 39 weeks ended November 29, 2015 and reduced basic and diluted earnings per share by $0.04 in the 39 weeks ended November 30, 2014.

Liquidity and Capital Resources:

	November 29,	March 1,	Increase /
(amounts in thousands)	2015	2015	(Decrease)

Cash and marketable securities	$229,643	$272,133	$(42,490)
Restricted cash	25,000	-	25,000
Working capital	240,644	283,535	(42,891)

	39 Weeks Ended
	November 29,	November 30,	Increase /
(amounts in thousands)	2015	2014	(Decrease)

Net cash provided by operating activities	$6,786	$20,961	$(14,175)
Net cash (used in) provided by investing activities	(21,937)	1,259	(23,196)
Net cash used in financing	(50,504)	(4,799)	(45,705)
activities

Cash and Marketable Securities

Of the $254.6 million of cash, marketable securities and restricted cash at November 29, 2015, $226.7 million was owned by certain of the Company’s wholly owned foreign subsidiaries. In the 2014 fiscal year, the Company recorded a non-cash charge for the accrual of U.S. deferred income taxes in the amount of $64.0 million on the undistributed earnings of the Company’s subsidiary in Singapore. During the 39 weeks ended November 29, 2015, the Company repatriated $61.0 million to the United States from its subsidiary in Singapore primarily to replenish domestic cash that was used to pay a special cash dividend of $1.50 per share in the 2015 fiscal year fourth quarter and to purchase 699,788 shares of the Company’s stock in the 2015 fiscal year fourth quarter and the 2016 fiscal year first and second quarters. The Company paid $10.7 million of taxes in the 39 weeks ended November 29, 2015 in connection with such repatriation. The Company believes it has sufficient liquidity to fund its operating activities through the end of the 2016 fiscal year and for the foreseeable future thereafter.

The change in cash, marketable securities and restricted cash at November 29, 2015 compared to March 1, 2015 was the result of cash used in operating activities and a number of additional factors. The significant changes in cash flows from operating activities were as follows:

●	inventories decreased by 13% at November 29, 2015 compared to March 1, 2015 primarily due to the reduction in total net sales and production levels;

●	accounts payable decreased by 19% at November 29, 2015 compared to March 1, 2015 primarily due to the timing of vendor payments and raw material purchases from suppliers;

●	income taxes payable decreased by 44% at November 29, 2015 compared to March 1, 2015 primarily due to income tax payments made during the 39 weeks ended November 29, 2015; and

●

deferred income taxes decreased 18% at November 29, 2015 compared to March 1, 2015 primarily due to income tax payments made in connection with the $61 million repatriation of cash from Singapore to the United States.

In addition, the Company paid $6.1 million and $6.3 million in cash dividends in the 39 weeks ended November 29, 2015 and November 30, 2014, respectively. During the 39 weeks ended November 29, 2015, the Company also received $2.0 million of proceeds from the sale of the Nelco Zhuhai building in Zhuhai, China, made $7.5 million of principal payments on its long-term debt and purchased treasury shares at an aggregate cost of $11.9 million.

Working Capital

The decrease in working capital at November 29, 2015 compared to March 1, 2015 was due principally to decreases in cash and marketable securities and inventories and an increase in the current portion of long-term debt, partially offset by decreases in accounts payable, income taxes payable and current deferred income taxes.

The Company's current ratio (the ratio of current assets to current liabilities) was 9.9 to 1 at November 29, 2015 compared to 10.5 to 1 at March 1, 2015.

Cash Flows

During the 39 weeks ended November 29, 2015, the Company's net earnings, before depreciation and amortization, stock-based compensation and amortization of bond premium, were $17.9 million. Such earnings were reduced by a decrease in the provision for deferred income taxes of $10.7 million and by changes in operating assets and liabilities of $0.4 million, resulting in $6.8 million of cash provided by operating activities. The decrease in the provision for deferred income taxes was primarily related to the aforementioned $10.7 million of taxes paid in connection with cash repatriated to the United States from Singapore. During the same 39 week period, the Company expended $320,000 for the purchase of property, plant and equipment, compared with $381,000 during the 39 weeks ended November 30, 2014.  The Company paid $6.1 million and $6.3 million in cash dividends in the 39 weeks ended November 29, 2015 and November 30, 2014, respectively.  In addition, during the 39 week period ended November 29, 2015, the Company received $2.0 million in proceeds from the sale of the Nelco Zhuhai building in Zhuhai, China, made $7.5 million of principal payments on its long-term debt and purchased treasury shares at an aggregate cost of $11.9 million.

Debt

At November 29, 2015 and March 1, 2015, the Company had $86.5 million and $94.0 million of bank debt, respectively. In the fourth quarter of 2014, the Company entered into a four-year amended and restated revolving credit facility agreement (the “Amended Credit Agreement”) with PNC Bank, National Association. The Amended Credit Agreement provides for loans up to $104.0 million to the Company and letters of credit up to $2.0 million for the account of the Company, and subject to the terms and conditions of the Amended Credit Agreement, an interest rate on the outstanding loan balance of LIBOR plus 1.10%. The Amended Credit Agreement contains certain customary affirmative and negative covenants and customary financial covenants. In the event that the Company breaches a covenant that is deemed to be a default under the Amended Credit Agreement requiring prepayment of the outstanding borrowings, the Company has sufficient liquidity to prepay the outstanding amount, as well as any related income taxes for potentially repatriated funds, at any time, and such prepayment would not have a material adverse effect on the Company’s liquidity or operations. For additional information, see Note 5 of the Notes to Consolidated Financial Statements included elsewhere in this Report.

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

The Company’s critical accounting policies that are important to the Consolidated Financial Statements and that entail, to a significant extent, the use of estimates and assumptions and the application of management’s judgment are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2015. There have been no significant changes to such accounting policies during the 2016 fiscal year third quarter.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

The Company's market risk exposure at November 29, 2015 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended March 1, 2015.

Item 4.     Controls and Procedures.

(a)     Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of November 29, 2015, the end of the quarterly fiscal period covered by this quarterly report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to shares of the Company's Common Stock acquired by the Company during each month included in the Company’s 2016 fiscal year third quarter ended November 29, 2015.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Aug 31 - Sept 29	0	$-	0

Sep 30 - Oct 29	0	-	0

Oct 30 - Nov 29	0	-	0

Total	0	$-	0	550,212 (a)

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 29, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at November 29, 2015 (unaudited) and March 1, 2015; (ii) Consolidated Statements of Operations for the 13 weeks and 39 weeks ended November 29, 2015 and November 30, 2014 (unaudited); (iii) Consolidated Statements of Comprehensive Earnings for the 13 weeks and 39 weeks ended November 29, 2015 and November 30, 2014 (unaudited); and (iv) Condensed Consolidated Statements of Cash Flows for the 39 weeks ended November 29, 2015 and November 30, 2014 (unaudited) * +

*     Filed electronically herewith.

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

Park Electrochemical Corp.
(Registrant)

/s/ Brian E. Shore
Date: January 8, 2016	Brian E. Shore Chief Executive Officer (principal executive officer)

/s/ P. Matthew Farabaugh
Date: January 8, 2016	P. Matthew Farabaugh Vice President and Chief Financial Officer (principal financial officer)

/s/ Robert Yaniro
Date: January 8, 2016	Robert Yaniro Vice President and Corporate Controller (principal accounting officer)

EXHIBIT INDEX

Exhibit No. -----------	Name ----

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 29, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at November 29, 2015 (unaudited) and March 1, 2015; (ii) Consolidated Statements of Operations for the 13 weeks and 39 weeks ended November 29, 2015 and November 30, 2014 (unaudited); (iii) Consolidated Statements of Comprehensive Earnings for the 13 weeks and 39 weeks ended November 29, 2015 and November 30, 2014 (unaudited); and (iv) Condensed Consolidated Statements of Cash Flows for the 39 weeks ended November 29, 2015 and November 30, 2014 (unaudited) * +

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