Form 10-K
period 2016-02-28
PARK ELECTROCHEMICAL CORP
filed 2016-05-13
CIK 76267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2016

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

Title of Class	Aggregate Market Value	As of Close of Business On
Common Stock, par value $.10 per share	$346,849,829	August 28, 2015

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding	As of Close of Business On
Common Stock, par value $.10 per share	20,234,671	May 6, 2016

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Shareholders to be held July 19, 2016 incorporated by reference into Part III of this Report.

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

Sales of Park’s printed circuit materials products were 73%, 78% and 82% of the Company’s total net sales worldwide in the 2016, 2015 and 2014 fiscal years, respectively, and sales of Park’s advanced composite materials, parts and assemblies products were 27%, 22% and 18% of the Company’s total net sales worldwide in the 2016, 2015 and 2014 fiscal years, respectively.

Park was founded in 1954 by Jerry Shore, who was the Company’s Chairman of the Board until July 14, 2004.

The sales and long-lived assets of the Company’s operations by geographic area for the last three fiscal years are set forth in Note 13 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report. The Company’s foreign operations are conducted principally by the Company’s subsidiaries in Singapore and France. The Company’s foreign operations are subject to the impact of foreign currency fluctuations. See Note 1 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

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

Printed Circuit Materials

Printed Circuit Materials - Operations

The Company is a leading global designer and manufacturer of advanced printed circuit materials used to fabricate complex multilayer printed circuit boards and other electronic interconnection systems, such as multilayer back-planes, wireless packages, high-speed/low-loss multilayers and high density interconnects (“HDIs”). The Company’s multilayer printed circuit materials consist of copper-clad laminates and prepregs, which is an acronym for pre-impregnated material. The Company has long-term relationships with its major customers, which include leading independent printed circuit board fabricators, electronic manufacturing service companies, electronic contract manufacturers and major electronic original equipment manufacturers ("OEMs"). Multilayer printed circuit boards and interconnect systems are used in virtually all advanced electronic equipment to direct, sequence and control electronic signals between semiconductor devices (such as microprocessors and memory and logic devices), passive components (such as resistors and capacitors) and connection devices (such as infra-red couplings, fiber optics, compliant pin and surface mount connectors). Examples of end uses of the Company’s digital printed circuit materials include high speed routers and servers, telecommunications switches, storage area networks, supercomputers, satellite switching equipment, and wireless local area networks ("LANs"). The Company's RF/microwave printed circuit materials are used primarily for military avionics, antennas, power amplifiers and other components for cellular telephone base stations, automotive adaptive cruise control systems and avionic communications equipment. The Company has developed long-term relationships with major customers as a result of its leading edge products, extensive technical and engineering service support and responsive manufacturing capabilities.

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

Printed Circuit Materials – Industry Background

The printed circuit materials manufactured by the Company and its competitors are used primarily to construct and fabricate complex multilayer printed circuit boards and other advanced electronic interconnection systems. Multilayer printed circuit materials consist of prepregs and copper-clad laminates. Prepregs are chemically and electrically engineered thermosetting or thermoplastic resin systems which are impregnated into and reinforced by a specially manufactured fiberglass cloth product or other woven or non-woven reinforcing fiber. This insulating dielectric substrate generally is 0.030 inch to 0.002 inch in thickness or less in some cases. While these resin systems historically have been based on epoxy resin chemistry, in recent years, increasingly demanding OEM requirements have driven the industry to utilize proprietary enhanced epoxies as well as other higher performance resins, such as phenolic, bismalimide triazine ("BT"), cyanate ester, standard and enhanced non-Methylene Dianiline (“MDA”) polyimide, allylated polyphenylene ether (“APPE”) or polytetrafluoroethylene ("PTFE"). One or more plies of prepreg are laminated together to form an insulating dielectric substrate to support the copper circuitry patterns of a multilayer printed circuit board. Copper-clad laminates consist of one or more plies of prepreg with each ply laminated on the top and bottom with specialty thin copper foil. Copper foil is specially formed in thin sheets which may vary from 0.0056 inch to 0.0002 inch in thickness and normally have a thickness of 0.0014 inch or 0.0007 inch. The Company supplies both copper-clad laminates and prepregs to its customers, which use these products as a system to construct multilayer printed circuit boards.

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

Advanced interconnect systems require higher technology printed circuit materials to ensure the performance and reliability of the electronic system and to improve the manufacturability of the interconnect platform. Printed circuit board fabricators and electronic equipment manufacturers require advanced printed circuit materials that have increasingly higher temperature tolerances and more advanced and stable electrical properties in order to support high-speed computing in a miniaturized and often portable environment. Temperature tolerance was further emphasized by the advent of lead-free assemblies.

The uniformity, purity, consistency, performance predictability, dimensional stability and production tolerances of printed circuit materials have become successively more critical due to the very high density circuit demands of miniaturized high performance interconnect systems. High density printed circuit boards and interconnect systems often involve higher layer count multilayer circuit boards where the multiple planes of circuitry and dielectric insulating substrates are very thin (dielectric insulating substrate layers may be 0.002 inch or less) and the circuit line and space geometries in the circuitry plane are very narrow (0.002 inch or less). In addition, advanced surface mount interconnect systems are typically designed with very small pad sizes and very small plated through-holes or vias which electrically connect the multiple layers of circuitry planes, and these interconnect systems frequently make use of multiple lamination cycles and/or laser drilled vias. High density interconnect systems must utilize printed circuit materials whose dimensional characteristics and purity are consistently manufactured to very high tolerance levels in order for the printed circuit board fabricator to attain and sustain acceptable product yields.

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

Printed Circuit Materials – Customers and End Markets

The Company’s customers for its advanced printed circuit materials include the leading independent printed circuit board fabricators, electronic manufacturing service (“EMS”) companies, electronic contract manufacturers (“ECMs”) and major electronic OEMs in the computer, networking, telecommunications, wireless communications, aerospace, military, instrumentation and automotive industries located throughout North America, Europe and Asia. The Company seeks to align itself with the larger, more technologically-advanced and better capitalized independent printed circuit board fabricators and major electronic equipment manufacturers which are industry leaders committed to maintaining and improving their industry leadership positions and to building long-term relationships with their suppliers. The Company’s selling effort typically involves several stages and relies on the talents of Company personnel at different levels, from management to sales personnel and quality engineers. The Company augments its sales personnel with an OEM marketing team and process and product technology specialists.

During the Company’s 2016 fiscal year, approximately 13.8% of the Company's total worldwide sales were to TTM Technologies, Inc., a leading manufacturer of printed circuit boards. During the Company’s 2015 fiscal year, the Company did not have sales to any customer that equaled or exceeded 10% of the Company’s total worldwide sales. During the Company’s 2014 fiscal year, approximately 15.8% of the Company's total worldwide sales were to TTM Technologies, Inc. During the Company’s 2016 and 2014 fiscal years, sales to no other customer of the Company equaled or exceeded 10% of the Company’s total worldwide sales.

Although the Company’s printed circuit materials business is not dependent on any single customer, the loss of a major customer or of a group of customers could have a material adverse effect on the Company’s business or its consolidated results of operations or financial position.

The Company’s printed circuit materials products are marketed primarily by sales personnel and, to a lesser extent, by independent distributors and independent sales representatives in Europe and Asia.

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

Significant increases in the cost of materials purchased by the Company could also have a material adverse effect on the Company’s business and results of operations if the Company were unable to pass such increases through to its customers. During the 2016, 2015 and 2014 fiscal years, the Company experienced significant volatility in the cost of copper foil, one of the Company’s primary raw materials. The Company generally passes changes in the costs of its raw materials through to its customers.

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

Advanced Composite Materials, Parts and Assemblies – Industry Background

The advanced composite materials manufactured by the Company and its competitors are used primarily to fabricate light-weight, high-strength structures with specifically designed performance characteristics. Composite materials are typically highly specified combinations of resin formulations and reinforcements. Reinforcements can be unidirectional fibers, woven fabrics, or non-woven goods such as mats or felts. Resin formulations are typically highly proprietary, and include various chemical and physical mixtures. The Company produces resin formulations using various epoxies, polyesters, phenolics, cyanate esters, polyimides and other complex matrices. The reinforcement combined with the resin is referred to as a “prepreg”. Advanced composite materials can be broadly categorized as either thermosets or thermoplastics. While both material types require the addition of heat to form a consolidated laminate, thermoplastics can be reformed using additional heat. Once fully cured, thermoset materials cannot be further reshaped. The Company believes that the demand for thermoset advanced materials is greater than that for thermoplastics due to the fact that fabrication processes for thermoplastics require much higher temperatures and pressures and are, therefore, typically more capital intensive than the fabrication processes for thermoset materials.

The Company works with aerospace OEMs, such as general aviation aircraft manufacturers, and certain tier I suppliers to qualify its advanced composite materials or parts and assemblies for use on current and upcoming programs. The Company’s customers typically design and specify a material specifically to meet the needs of the part’s end use and the customers’ processing methods. Such customers sometimes work with a supplier to develop the specific resin system and reinforcement combination to match the application. The Company’s customers’ processing, or the Company’s processing, may include hand lay-up, resin infusion or more advanced automated lay-up processes. Automated lay-up processes include automated tape lay-up, automated fiber placement and filament winding. These fabrication processes significantly alter the material form purchased. After the lay-up process is completed, the material is cured by the addition of heat and pressure. Cure processes typically include vacuum bag oven curing, high pressure autoclave, press forming and before-press curing. After the part has been cured, final finishing and trimming, and assembly of the structure, is performed by the fabricator or the Company.

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

The Company’s advanced composite materials products include prepregs manufactured from proprietary formulations using modified epoxies, phenolics, polyesters, cyanate esters and polyimides combined with woven, non-woven and unidirectional reinforcements. Reinforcement materials used to produce the Company’s products include polyacrylonitrile (“PAN”) based carbon fiber, E-glass (fiberglass), S2 glass, quartz, carbonized rayon, aramids, such as Kevlar® (“Kevlar” is a registered trademark of E.I. du Pont de Nemours & Co.), Twaron® (“Twaron” is a registered trademark of Teijin Twaron B.V. LLC), polyester and other synthetic materials. The Company also sells certain specialty prepregs, such as Raycarb C2, a carbonized rayon fabric produced by Airbus Safran Launchers SAS (formerly Herakles, formerly Snecma Propulsion Solide) and used mainly in the rocket motor industry, and Enka AS, a proprietary commercial rayon fabric produced by Highland Industries, Inc. and used in the aerospace industry as the base white material for carbon phenolic applications.

The Company’s composite parts and assemblies are manufactured with carbon, fiberglass and other reinforcements impregnated with formulated resins. Certain of these impregnated reinforcements, or prepregs, are also manufactured by PATC. The Company also provides low-volume tooling in connection with its manufacture and sale of composite parts and assemblies.

Advanced Composite Materials, Parts and Assemblies – Customers and End Markets

The Company’s advanced composite materials, parts and assemblies customers include manufacturers of turbofan engines, aircraft primary and secondary structures and randomes, including military aircraft, unmanned aerial vehicles (“UAVs”), business jets and turboprops, large and regional transport aircraft and helicopters, space vehicles, rocket motors and specialty industrial products. The Company’s advanced composite materials are marketed primarily by sales personnel and, to a lesser extent, by independent distributors and independent sales representatives, and the Company's advanced composite parts and assemblies are marketed primarily by sales personnel.

While no single advanced composite materials, parts and assemblies customer accounted for 10% or more of the Company’s total sales during any of the last three fiscal years, the loss of a major customer or of a group of some of the largest customers of the Company’s advanced composite materials, parts and assemblies product line could have a material adverse effect on such product line.

The Company’s aerospace customers include fabricators of aircraft composite parts and assemblies. The Company’s advanced composite materials are used by such fabricators and by the Company to produce primary and secondary structures, aircraft interiors and various other aircraft components. The Company’s customers for aerospace materials, and the Company itself, produce parts and assemblies for commercial aircraft and for the general aviation and business aviation, kit aircraft, special mission, UAVs and military markets. Many of the Company’s composite materials are used in the manufacture of aircraft certified by the Federal Aviation Administration (the “FAA”).

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

The process for manufacturing composite materials, parts and assemblies is capital intensive and requires sophisticated equipment, significant technical know-how and very tight process controls. The key steps used in the manufacturing process include resin mixing, resin film casting and reinforcement impregnation via hot-melt process or a solution process.

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

The Company also completes additional processing services, such as slitting, sheeting, biasing, sewing and cutting, if needed by the customer. Many of the products manufactured by the Company also undergo extensive testing of the chemical, physical and mechanical properties of the product. These testing requirements are completed in the laboratories and facilities located at the Company’s manufacturing facilities. The Company’s laboratories have been approved by several aerospace OEMs, and the Company has achieved certification pursuant to the National Aerospace and Defense Contractors Accreditation Program (“NADCAP”) for both non-metallic materials manufacturing and testing and composites fabrication. After all the processing has been completed, the product is tested and packaged for shipment to the customer. The Company typically supplies final product to the customer in roll or sheet form. The Company’s PATC facility has received accreditation by NADCAP for composite parts manufacturing and for composite materials manufacturing, and the Company believes that the PATC facility is one of the few facilities in the world with NADCAP accreditation for manufacturing both composite materials and composite parts.

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

Advanced Composite Materials, Parts and Assemblies – Competition

The Company has many competitors in the advanced composite materials, parts and assemblies markets, ranging in size from large international corporations to small regional producers. Several of the Company’s largest competitors are vertically integrated, producing raw materials, such as carbon fiber and cloth, as well as composite parts and assemblies. Some of the Company’s competitors may also serve as a supplier to the Company. The Company competes for business primarily on the basis of responsiveness, product performance and consistency, product qualification, FAA data base design allowables and innovative new product development.

Backlog

The Company considers an item as backlog when it receives a purchase order specifying the number of units to be purchased, the purchase price, specifications and other customary terms and conditions. At May 1, 2016, the unfilled portion of all purchase orders received by the Company and believed by it to be firm was approximately $17,901,725, compared to $28,147,000 at April 26, 2015. A major portion of the Company’s backlog consists of composite materials.

Various factors contribute to the size of the Company’s backlog. Accordingly, the foregoing information may not be indicative of the Company’s results of operations for any period subsequent to the fiscal year ended February 28, 2016.

Patents and Trademarks

The Company holds several patents and trademarks or licenses thereto. In the Company’s opinion, some of these patents and trademarks are important to its products. Generally, however, the Company does not believe that an inability to obtain new; or to defend existing, patents and trademarks would have a material adverse effect on the Company.

Employees

At February 28, 2016, the Company had 451 employees. Of these employees, 392 were engaged in the Company’s manufacturing operations, and 59 consisted of executive, sales and marketing and research and development personnel and general administrative staff.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters” included in Item 7 of Part II of this Report and Note 12 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report.

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

During the 2014, 2015 and 2016 fiscal years, the Company experienced significant volatility in the cost of copper foil, one of the Company’s primary raw materials. The Company generally passes changes in the costs of its raw materials through to its customers. See “Business—Printed Circuit Materials—Materials and Sources of Supply” in Item 1 of Part I of this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this Report.

The Company's customer base is highly concentrated, and the loss of one or more customers could adversely affect the Company's business.

A loss of one or more key customers could adversely affect the Company's profitability. The Company's customer base is concentrated, in part, because the Company's business strategy has been to develop long-term relationships with a select group of customers. During the Company's fiscal years ended February 28, 2016, March 1, 2015 and March 2, 2014, the Company's ten largest customers accounted for approximately 51%, 53% and 59%, respectively, of net sales. The Company expects that sales to a relatively small number of customers will continue to account for a significant portion of its net sales for the foreseeable future. See "Business—Printed Circuit Materials—Customers and End Markets” and “Business—Advanced Composite Materials, Parts and Assemblies—Customers and End Markets” in Item 1 of Part I of this Report.

The Company's business is dependent on the electronics and aerospace industries, which are cyclical in nature.

The electronics and aerospace industries are cyclical and have experienced recurring cycles. The downturns can be unexpected and have often reduced demand for, and prices of, printed circuit materials and advanced composite materials, parts and assemblies. This potential reduction in demand and prices could have a negative impact on the Company’s business.

In addition, the Company is subject to the effects of general regional and global economic and financial conditions.

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

The Company’s business relies upon proprietary information, trade secrets and know-how in its product formulations and its manufacturing and research and development activities. The Company takes steps to protect its proprietary rights and information, including the use of confidentiality and other agreements with employees and consultants and in commercial relationships, including with distributors and customers. If these steps prove to be inadequate or are violated, the Company’s competitors might gain access to the Company’s trade secrets, and there may be no adequate remedy available to the Company.

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

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

Executive Officers of the Registrant.

Name	Title	Age

Brian E. Shore	Chief Executive Officer and Chairman of the Board of Directors	64

Christopher T. Mastrogiacomo	President and Chief Operating Officer	58

Stephen E. Gilhuley	Executive Vice President – Administration and Secretary	71

P. Matthew Farabaugh	Senior Vice President and Chief Financial Officer	55

Constantine Petropoulos	Vice President and General Counsel	38

Mark A. Esquivel	Vice President – Aerospace	43

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

Mr. Farabaugh was elected Senior Vice President and Chief Financial Officer on March 11, 2016. He had been Vice President and Chief Financial Officer of Park Electrochemical Corp. since April 2012.  He had been Vice President and Controller of the Company since October 2007. Prior to joining the Company, Mr. Farabaugh was Corporate Controller of American Technical Ceramics, a publicly traded international company and a manufacturer of electronic components, located in Huntington Station, New York, from 2004 to September 2007 and Assistant Controller from 2000 to 2004. Prior thereto, Mr. Farabaugh was Assistant Controller of Park Electrochemical Corp. from 1989 to 2000. Prior to joining Park in 1989, Mr. Farabaugh had been a senior accountant with KPMG.

Mr. Petropoulos was elected Vice President and General Counsel on September 4, 2014. Prior to joining the Company, Mr. Petropoulos had been Managing Attorney at Scientific Games Corporation in New York City since November 2011. From September 2007 to October 2011, he was Senior Corporate Counsel, Finance & Strategic Development at Coca-Cola HBC SA in Attica, Greece; and from October 2002 to September 2007 he was an attorney at Latham & Watkins LLP in New York City.

Mr. Esquivel was appointed Vice President – Aerospace of the Company in April 2015. Mr. Esquivel was also appointed as President of the Company’s PATC business unit in Newton, Kansas. Mr. Esquivel has been employed by the Company and its subsidiaries in various positions since 1994. He was Vice President of Aerospace Composite Parts of PATC from March 2012 to April 2015 and President of PATC from June 2010 to March 2012. Prior to June 2010, Mr. Esquivel was Vice President and General Manager of Neltec, Inc., the Company’s high-technology circuitry materials business unit located in Tempe, Arizona, and responsible for the day-to-day operations of Neltec, Inc., since his appointment to that position in September 2008. He served as Manufacturing Manager of Neltec, Inc. from August 2004 to September 2008 and as Materials Manager from February 2001 to August 2004, and he held various positions since he originally joined Neltec, Inc. in 1994.

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

For the Fiscal Year Ended	Stock Price		Dividends
February 28, 2016	High	Low	Declared

First Quarter	$23.63	$20.30	$0.10
Second Quarter	22.58	16.60	0.10
Third Quarter	18.58	16.08	0.10
Fourth Quarter	17.74	13.65	0.10

For the Fiscal Year Ended	Stock Price		Dividends
March 1, 2015	High	Low	Declared

First Quarter	$30.60	$24.03	$0.10
Second Quarter	32.46	25.59	0.10
Third Quarter	28.34	19.31	0.10
Fourth Quarter	25.87	20.50	1.60	(a)

(a)

During the 2015 fiscal year fourth quarter, the Company declared its regular quarterly cash dividend of $0.10 per share in December 2014, payable February 2, 2015 to shareholders of record on January 5, 2015, and declared a special cash dividend of $1.50 per share in January 2015, payable February 24, 2015 to shareholders of record on February 10, 2015.

As of May 6, 2016, there were 598 holders of record of Common Stock.

The Company expects, for the immediate future, to continue to pay regular cash dividends.

The following table provides information with respect to shares of the Company’s Common Stock acquired by the Company during each month included in the Company’s 2016 fiscal year fourth quarter ended February 28, 2016.

Period			Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

November 30	-	December 28	0	$0	0

December 29	-	January 28	0	$0	0

January 28	-	February 28	18,800	$13.97	18,800

Total			18,800	$13.97	18,800	531,412 (a)

(a)

Aggregate number of shares available to be purchased by the Company pursuant to a share purchase authorization announced on January 8, 2015. Pursuant to such authorization, the Company is authorized to purchase its shares from time to time on the open market or in privately negotiated transactions.

In addition to the maximum number of shares shown in the table above that may yet be purchased under the share purchase authorization announced by the Company on January 8, 2015, the Company announced on March 10, 2016 that its Board of Directors has authorized the Company’s purchase, on the open market or in privately negotiated transactions, of up to 1,000,000 additional shares of its common stock, in addition to the unused prior authorization to purchase shares of the Company’s common stock announced on January 8, 2015. As a result, the Company is authorized to purchase up to a total of 1,531,412 shares of its common stock, representing approximately 7.6% of the Company’s 20,234,671 total outstanding shares as of the close of business on May 6, 2016.

As previously announced by the Company, shares purchased by the Company will be retained as treasury stock and will be available for use under the Company’s stock option plan and for other corporate purposes.

 ITEM 6. SELECTED FINANCIAL DATA.

The following selected consolidated financial data of Park and its subsidiaries is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements, related Notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein. Insofar as such consolidated financial information relates to the five fiscal years ended February 28, 2016 and is as of the end of such periods, it is derived from the Consolidated Financial Statements for the five fiscal years ended February 28, 2016 and as of such dates audited by the Company’s independent registered public accounting firms. The Consolidated Financial Statements as of February 28, 2016 and March 1, 2015, and for each of the three years ended February 28, 2016, March 1, 2015 and March 2, 2014, together with the report of the independent registered public accounting firm for the years ended February 28, 2016 and March 1, 2015 and the report of the independent registered public accounting firm for the year ended March 2, 2014, appear in Item 8 of Part II of this Report.

	Fiscal Year Ended
	(Amounts in thousands, except per share amounts)

	February 28,	March 1,	March 2,	March 3,	February 26,
	2016	2015	2014	2013	2012

STATEMENT OF EARNINGS INFORMATION

Net sales	$145,855	$162,086	$165,764	$176,416	$193,254
Cost of sales	103,103	113,133	117,664	125,866	138,512
Gross profit	42,752	48,953	48,100	50,550	54,742
Selling, general and administative expenses	21,211	24,373	25,168	26,595	28,247
Restructuring charges	535	1,179	546	3,703	1,250
Earnings from operations	21,006	23,401	22,386	20,252	25,245
Interest expense	1,657	1,438	764	14	-
Interest and other income	1,149	827	460	647	808
Litigation and insurance settlements	-	-	-	-	1,598
Earnings before income taxes	20,498	22,790	22,082	20,885	27,651
Income tax provision	2,469	2,747	64,411	3,924	4,209
Net earnings (loss)	$18,029	$20,043	$(42,329)	$16,961	$23,442

Earnings per share:
Basic earnings (loss) per share	$0.89	$0.96	$(2.03)	$0.82	$1.13

Diluted earnings (loss) per share	$0.89	$0.96	$(2.03)	$0.81	$1.13

Cash dividends per common share	$0.40	$1.90	$2.90	$2.90	$0.40

Weighted average number of common shares outstanding:
Basic	20,347	20,912	20,849	20,801	20,746
Diluted	20,352	20,986	20,849	20,823	20,792

BALANCE SHEET INFORMATION

Working capital	$255,507	$283,535	$286,997	$303,996	$290,149
Total assets	314,777	350,682	377,093	369,658	365,988
Long-term debt	72,000	84,000	94,000	52,000	-
Shareholders' equity	180,867	181,599	200,543	299,922	343,211

See notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company’s fiscal year is the 52 or 53 week period ending the Sunday nearest to the last day of February. The 2016, 2015 and 2014 fiscal years ended on February 28, 2016, March 1, 2015 and March 2, 2014, respectively. The 2016, 2015 and 2014 fiscal years consisted of 52 weeks. Unless otherwise indicated in this Discussion and Analysis, all references to years in this Discussion and Analysis are to the Company’s fiscal years and all annual information in this Discussion and Analysis is for such fiscal years.

2016 Financial Overview

The Company's total net sales worldwide in 2016 were 10% lower than in 2015 primarily due to lower sales of the Company’s printed circuit materials products in Asia and North America, partially offset by higher sales of the Company’s aerospace composite materials, parts and assemblies and low-volume tooling. The lower sales in Asia were primarily due to a slowdown in demand for the Company’s products which are used by OEMs in the manufacture of equipment for the internet and telecommunications infrastructure in developing countries. The Company’s higher sales in Asia in 2015 were the result of a spike in demand for the Company’s printed circuit materials products in Asia caused by internet and telecommunications infrastructure build-out programs in developing countries. In addition, the original equipment manufacturers (“OEMs”) which manufacture equipment for these programs rapidly increased their inventory levels in excess of program demands.

The Company’s gross profit margin, measured as a percentage of sales, decreased to 29.3% in 2016 from 30.2% in 2015 due primarily to lower sales and production levels of the Company’s printed circuit materials products in Asia and North America in 2016 combined with the fixed nature of certain overhead costs, which were partially offset by higher sales of the Company’s aerospace products, an improvement in its printed circuit materials production processes in North America, cost reduction initiatives in the United States and lower utility rates. The gross profit in 2016 also benefited from the higher percentage of sales of higher margin, high performance printed circuit materials products than in 2015 and the growing percentage of sales of the Company’s more technically advanced high performance products.

The Company’s earnings from operations and net earnings in 2016 were 10% lower than in 2015, primarily as a result of the aforementioned decreases in sales and gross profit margin, partially offset by a 13% reduction in selling, general and administrative expenses. Selling, general and administrative expenses decreased primarily due to cost reduction initiatives, decreases in shipping expenses and legal and professional fees, lower incentive compensation expenses and favorable foreign exchange rates. Earnings from operations in 2016 included pre-tax restructuring charges of $0.5 million in connection with the closure in fiscal year 2013 of the Nelco Technology (Zhuhai FTZ) Ltd. (“Nelco Zhuhai”) facility located in the Free Trade Zone in Zhuhai, China and the closure in fiscal year 2009 of the New England Laminates Co., Inc. facility located in Newburgh, New York. Earnings from operations in 2015 included pre-tax charges of $1.6 million related to a modification of previously issued employee stock options, additional fees incurred in connection with the 2014 fiscal year-end audit and the cost reduction initiatives and facility closures mentioned above.

During the first quarter of 2016, the Company sold the Nelco Zhuhai building in Zhuhai, China for $2.0 million. There was no gain or loss on the sale of the building, since the carrying value of the building was equal to the selling price.

During 2016, the Company repatriated $61.0 million to the United States from its subsidiary in Singapore primarily to replenish domestic cash that was used to pay a special cash dividend of $1.50 per share in the fourth quarter of 2015 and to purchase 718,588 shares of the Company’s stock in the fourth quarter of 2015 and during 2016. The Company made tax payments of $10.7 million in the first quarter of 2016 in connection with such repatriation. The $61.0 million repatriation did not have an impact on the provision for income taxes during 2016, since the income taxes on the repatriation were previously accrued during the fourth quarter of 2014.

The global markets for the Company’s products continue to be very difficult to forecast, and it is not clear to the Company what the demand for the Company’s products will be in 2017 or beyond.

Results of Operations:

Fiscal Year 2016 Compared to Fiscal Year 2015

	Fiscal Year Ended

	February 28,	March 1,
(Amounts in thousands, except per share amounts)	2016	2015	Increase / (Decrease)

Net sales	$145,855	$162,086	$(16,231)	-10%
Cost of sales	103,103	113,133	(10,030)	-9%
Gross profit	42,752	48,953	(6,201)	-13%
Selling, general and administrative expenses	21,211	24,373	(3,162)	-13%
Restructuring charges	535	1,179	(644)	-55%
Earnings from operations	21,006	23,401	(2,395)	-10%
Interest expense	1,657	1,438	219	15%
Interest and other income	1,149	827	322	39%
Earnings before income taxes	20,498	22,790	(2,292)	-10%
Income tax provision	2,469	2,747	(278)	-10%
Net earnings	$18,029	$20,043	$(2,014)	-10%

Earnings per share:
Basic earnings per share	$0.89	$0.96	$(0.07)	-7%

Diluted earnings per share	$0.89	$0.96	$(0.07)	-7%

Net Sales

The Company’s total net sales worldwide in 2016 decreased 10% from 2015 primarily as a result of lower sales of the Company’s printed circuit materials products in Asia and North America, partially offset by higher sales of the Company’s aerospace composite materials, parts and assemblies products. The lower sales in Asia were primarily due to a slowdown in demand for the Company’s products which are used by OEMs in the manufacture of equipment for the internet and telecommunications infrastructure in developing countries. The Company’s higher sales in Asia in 2015 were the result of a spike in demand for the Company’s printed circuit materials products in Asia caused by internet and telecommunications infrastructure build-out programs in developing countries. In addition, the OEMs which manufacture equipment for these programs rapidly increased their inventory levels in excess of program demands.

The Company’s total net sales of its printed circuit materials products were $106.7 million and $126.4 million in 2016 and 2015, respectively, or 73% and 78%, respectively, of the Company’s total net sales worldwide in such periods. The Company’s total net sales of its aerospace composite materials, parts and assemblies products were $39.1 million and $35.6 million in 2016 and 2015, respectively, or 27% and 22%, respectively, of the Company’s total net sales worldwide in such periods.

The Company's foreign sales were $70.6 million, or 48% of the Company's total net sales worldwide, during 2016 compared to $86.7 million of sales, or 53% of total net sales worldwide, during 2015. The decrease in 2016 was primarily due to the lower sales in Asia for reasons described above.

The Company’s sales in North America, Asia and Europe were 52%, 42% and 6%, respectively, of the Company’s total net sales worldwide, in 2016 compared to 46%, 47% and 7%, respectively, in 2015. The Company’s sales in North America remained relatively flat, while its sales in Asia decreased 19% and its sales in Europe decreased 12% in 2016 compared to 2015.

During 2016, 93% of the Company’s total net sales worldwide of printed circuit materials consisted of high performance printed circuit materials, compared to 92% during 2015.

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

Gross Profit

The Company’s gross profit margin, measured as a percentage of sales, decreased to 29.3% in 2016 from 30.2% in 2015 due primarily to lower sales and production levels of the Company’s printed circuit materials products in Asia and North America in 2016 combined with the fixed nature of certain overhead costs, which were partially offset by higher sales of the Company’s aerospace products, an improvement in its printed circuit materials production processes in North America, cost reduction initiatives in the United States and lower utility rates. The gross profit in 2016 also benefited from the higher percentage of sales of higher margin, high performance printed circuit materials products than in 2015 and the growing percentage of sales of the Company’s more technically advanced high performance products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $3.2 million, or 13%, during 2016 compared to 2015. Such expenses measured as percentages of sales were 14.5% during 2016 compared to 15.0% during 2015. The decrease in such expenses in 2016 was primarily the result of cost reduction initiatives, lower shipping expenses commensurate with the sales reduction in 2016, a decrease in legal and professional fees, lower incentive compensation expenses and favorable foreign exchange rates.

During 2015, the Company recorded non-cash charges of $0.4 million related to the modification of previously issued employee stock options in connection with the $1.50 per share special cash dividend paid by the Company in February 2015 and additional fees incurred in connection with the 2014 fiscal year-end audit. Selling, general and administrative expenses in 2016 included $1.5 million of stock option expenses compared to $1.4 million of such expenses in 2015.

Restructuring Charges

During 2016, the Company recorded pre-tax restructuring charges of $0.5 million in connection with the closures in prior years of its facilities located in Zhuhai, China and Newburgh, New York, compared to pre-tax restructuring charges of $1.2 million in 2015 in connection with cost reduction initiatives in the United States and the aforementioned facility closures.

Earnings from Operations

For the reasons set forth above, the Company’s earnings from operations were $21.0 million for 2016, including pre-tax charges of $0.5 million associated with the closures in prior years of facilities in Zhuhai, China and Newburgh, New York, compared to $23.4 million for 2015, including the non-cash pre-tax charges of $0.2 million associated with the modification of previously issued employee stock options, pre-tax restructuring charges of $1.2 million related to cost reduction initiatives in the United States and the closures in prior years of facilities in Zhuhai, China and Newburgh, New York and a pre-tax charge of $0.2 million for additional fees incurred in connection with the 2014 fiscal year-end audit.

 Interest Expense

Interest expense in 2016 was $1.7 million, compared to $1.4 million in 2015. The increase in interest expense in 2016 was primarily due to pre-tax deferred financing costs of $0.3 million related to the early termination of the PNC Bank credit agreement. As previously reported, the Company entered into a three-year revolving credit facility agreement with HSBC Bank USA in January 2016, which replaced the credit facility agreement that the Company entered into with PNC Bank in February 2014. See Note 10 of the Notes to Consolidated Financial Statements included elsewhere in this Report and “Liquidity and Capital Resources” elsewhere in this Item 7 for additional information.

Interest and Other Income

Interest and other income were $1.1 million and $0.8 million for 2016 and 2015, respectively. The 39% increase in 2016 was primarily the result of higher weighted average interest rates based on larger average balances of marketable securities held by the Company in 2016 compared to last year's comparable period. During 2016 and 2015, the Company earned interest income principally from its investments, which were primarily in short-term instruments and money market funds.

Income Tax Provision

The Company’s effective income tax rate of 12.0% for 2016 was lower than the statutory U.S. Federal income tax rate because portions of the Company’s taxable income in 2016 were derived in foreign jurisdictions with lower effective income tax rates. The Company’s effective income tax rate was 12.1% for 2015.  See “Results of Operations – Fiscal Year 2015 Compared to Fiscal Year 2014 – Income Tax Provision” elsewhere in this Item 7.

Net Earnings

The Company’s net earnings for 2016 were $18.0 million, including pre-tax charges of $0.8 million related to the facility closures and deferred financing costs mentioned above, compared to $20.0 million for 2015, including the pre-tax charges of $1.6 million related to a modification of previously issued employee stock options, cost reduction initiatives in the United States and the facility closures and additional 2014 fiscal year-end audit fees described above. The net impact of the items described above was to reduce net earnings by $0.6 million in 2016 and to reduce net earnings by $1.0 million in 2015.

Basic and Diluted Earnings Per Share

Basic and diluted earnings per share for 2016 were $0.89, including the facility closures and deferred financing costs mentioned above, compared to a basic and diluted earnings per share of $0.96 for 2015, including the additional non-cash charges related to the modification of previously issued employee stock options, cost reduction initiatives in the United States and the facility closures and the additional 2014 fiscal year-end audit fees described above. The net impact of the items described above was to reduce basic and diluted earnings per share by $0.02 and $0.04 in 2016 and 2015, respectively.

Fiscal Year 2015 Compared to Fiscal Year 2014

	Fiscal Year Ended

(Amounts in thousands, except per share amounts)	March 1, 2015	March 2, 2014	Increase / (Decrease)

Net sales	$162,086	$165,764	$(3,678)	-2%
Cost of sales	113,133	117,664	(4,531)	-4%
Gross profit	48,953	48,100	853	2%
Selling, general and administrative expenses	24,373	25,168	(795)	-3%
Restructuring charges	1,179	546	633	116%
Earnings from operations	23,401	22,386	1,015	5%
Interest expense	1,438	764	674	88%
Interest and other income	827	460	367	80%
Earnings before income taxes	22,790	22,082	708	3%
Income tax provision	2,747	64,411	(61,664)	-96%
Net (loss) earnings	$20,043	$(42,329)	$62,372	147%

Earnings per share:
Basic (loss) earnings per share	$0.96	$(2.03)	$2.99	147%

Diluted (loss) earnings per share	$0.96	$(2.03)	$2.99	147%

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

Interest and Other Income

Interest and other income was $0.8 million and $0.5 million for 2015 and 2014, respectively. Interest income increased 80% in 2015 as a result of higher weighted average interest rates based on larger average balances of marketable securities held by the Company in 2015 compared to last year's comparable period. During 2015 and 2014, the Company earned interest income principally from its investments, which were primarily in short-term instruments and money market funds.

Income Tax Provision

The Company’s effective income tax rate of 12.1% for 2015 was lower than the statutory U.S. Federal income tax rate because portions of the Company’s taxable income in 2015 were derived in foreign jurisdictions with lower effective income tax rates. The Company’s effective income tax rate was 291.7% for 2014, which was adversely affected by a non-cash charge of $64.0 million for the accrual of U.S. deferred income taxes on the undistributed earnings of the Company’s subsidiary in Singapore. The aforementioned charge was partially offset by a tax benefit of $2.2 million recorded by the Company in the 2014 second quarter in connection with a tax refund related to amended federal income tax returns. The effect of the aforementioned items was to increase the Company’s income tax provision from $2.6 million to $64.4 million for 2014.

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

Liquidity and Capital Resources:

(Amounts in thousands)	February 28,	March 1,	Increase /
	2016	2015	(Decrease)

Cash and marketable securities	$237,425	$272,133	$(34,708)
Restricted cash	10,000	-	10,000
Working capital	255,507	283,535	(28,028)

	Fiscal Year Ended
(Amounts in thousands)	February 28,	March 1,	March 2,	Increase / (Decrease)
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014

Net cash provided by operating activities	$13,948	$29,011	$30,382	$(15,063)	$(1,371)
Net cash provided by (used in) investing activities	(8,017)	5,481	(50,675)	(13,498)	56,156
Net cash used in financing activities	(49,495)	(25,948)	(32,536)	(23,547)	6,588

Cash, Marketable Securities and Restricted Cash

Of the $247.4 million of cash, restricted cash and marketable securities at February 28, 2016, approximately $231.6 million was owned by certain of the Company’s wholly owned foreign subsidiaries. The Company believes it has sufficient liquidity to fund its operating activities through the end of 2017 and for the foreseeable future thereafter.

The change in cash, restricted cash and marketable securities at February 28, 2016 compared to March 1, 2015 was the result of lower cash provided by operating activities and a number of additional factors. The significant changes in cash provided by operating activities were as follows:

●	inventory decreased by 29% at February 28, 2016 compared to March 1, 2015 primarily due to the reductions in total net sales and production levels;
●

prepaid expenses and other current assets were 63% lower at February 28, 2016 than at March 1, 2015 principally due to a decrease in current deferred tax assets as a result of the adoption of Accounting Standards Update No. 2015-17, Income Taxes (Topic 740: Balance Sheet Classification of Deferred Taxes;

●	accounts payable decreased 11% at February 28, 2016 compared to March 1, 2015 primarily due to the timing of payments to vendors and raw material purchases from suppliers;
●	income taxes payable decreased 29% at February 28, 2016 compared to March 1, 2015 primarily as a result of a reduction in taxable income in Singapore in 2016;
●

current portion of long-term debt decreased 70% at February 28, 2016 compared to March 1, 2015 as a result of a decrease in the amount of required scheduled principal payments under the credit agreement with HSBC Bank USA compared to the credit agreement with PNC Bank; and

●

deferred income tax liabilities decreased 24% at February 28, 2016 compared to March 1, 2015 primarily due to income tax payments made in connection with the $61.0 million repatriation of cash from Singapore to the United States.

In addition, the Company paid $8.2 million and $39.6 million in cash dividends during 2016 and 2015, respectively, including a special cash dividend of $31.4 million paid in the fourth quarter of 2015. During 2016, the Company received $2.0 million of proceeds from the sale of the Nelco Zhuhai building in Zhuhai, China, made $19.0 million of principal payments on its long-term debt and purchased treasury shares at an aggregate cost of $12.2 million.

Working Capital

The decrease in working capital at February 28, 2016 compared to March 1, 2015 was due principally to decreases in cash and cash equivalents and marketable securities, inventories and prepaid expenses and other current assets, partially offset by decreases in the current portion of long-term debt, income taxes payable and current deferred income tax liabilities.

The Company's current ratio (the ratio of current assets to current liabilities) was 16.3 to 1 at February 28, 2016 compared with 10.5 to 1 at March 1, 2015.

Cash Flows

During 2016, the Company's net earnings, before depreciation and amortization, stock-based compensation, amortization of bond premium and gain on sale of fixed assets, were $23.8 million. Such earnings reflected a decrease in deferred income taxes of $11.4 million and increased by changes in operating assets and liabilities of $1.5 million, resulting in $13.9 million of cash provided by operating activities. The provision for deferred income taxes was primarily related to taxes paid in connection with cash repatriated to the United States from Singapore. During 2016, the Company expended $398,000 for the purchase of property, plant and equipment compared to $430,000 during 2015, and the Company paid $8.2 million and $39.6 million in cash dividends in 2016 and 2015, respectively.  In addition, during 2016, the Company received $2.0 million in proceeds from the sale of the Nelco Zhuhai building in Zhuhai, China, made $19.0 million of principal payments on its long-term debt and purchased treasury shares at an aggregate cost of $12.2 million.

Long-Term Debt

At February 28, 2016 and March 1, 2015, the Company had $75.0 million and $94.0 million of bank debt, respectively. In the fourth quarter of 2014, the Company entered into a four-year amended and restated revolving credit facility agreement (the “Amended Credit Agreement”) with PNC Bank, National Association. As previously reported, the Company entered into a three-year revolving credit facility agreement with HSBC Bank USA in January 2016, which replaced the credit facility agreement that the Company entered into with PNC Bank in February 2014. For additional information, see Note 10 of the Notes to Consolidated Financial Statements included elsewhere in this Report.

Other Liquidity Factors

The Company believes its financial resources will be sufficient, through the end of 2017 and for the foreseeable future thereafter, to provide for continued investment in working capital and property, plant and equipment and for general corporate purposes. The Company’s financial resources are also available for purchases of the Company's common stock, appropriate acquisitions and other expansions of the Company's business.

The Company is not aware of any circumstances or events that are reasonably likely to occur that could materially affect its liquidity.

Contractual Obligations:

The Company's contractual obligations and other commercial commitments to make future payments under contracts, such as lease agreements, consist only of (i) operating lease commitments, commitments to purchase raw materials and commitments to purchase equipment, as described in Note 11 of the Notes to Consolidated Financial Statements included elsewhere in this Report, and (ii) the long-term debt described above. The Company has no other long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments or contingent commitments, other than two standby letters of credit in the total amount of $1.1 million to secure the Company's obligations under its workers’ compensation insurance program.

As of February 28, 2016 the Company’s significant contractual obligations, including payments due by fiscal year, were as follows:

Contractual Obligations (Amounts in thousands)	Total	2017	2018-2019	2020-2021	2022 and Thereafter

Operating lease obligations	$12,625	$1,955	$3,741	$3,090	$3,839
Bank debt	75,000	3,000	72,000	-	-
Total	$87,625	$4,955	$75,741	$3,090	$3,839

At February 28, 2016, the Company had unrecognized tax benefits of $1.3 million. A reasonable estimate of the timing of the payment of these liabilities is not possible.

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

In 2016, 2015 and 2014, the Company incurred approximately $113,000, $44,000 and $27,000, respectively, for remedial response and voluntary cleanup costs and related legal fees, and the Company received, or expects to receive, reimbursement pursuant to general liability insurance coverage for approximately $111,000, $21,000 and $15,000, respectively, of such amounts. While annual environmental remedial response and voluntary cleanup expenditures, including legal fees, have generally been constant from year to year, and may increase over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At February 28, 2016 and March 1, 2015, there were no amounts recorded in accrued liabilities for environmental matters.

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

Sales Allowances and Product Warranties

The Company provides for the estimated costs of sales allowances at the time such costs can be reasonably estimated. The Company’s products are made to customer specifications and tested for adherence to such specifications before shipment to customers. Composite parts and assemblies may be subject to “airworthiness” acceptance by customers after receipt at the customers’ locations. There are no future performance requirements other than the products’ meeting the agreed specifications. The Company’s bases for providing sales allowances for returns are known situations in which products may have failed due to manufacturing defects in the products supplied by the Company. The Company is focused on manufacturing the highest quality printed circuit materials and advanced composite materials, parts and assemblies and tooling possible and employs stringent manufacturing process controls and works with raw material suppliers who have dedicated themselves to complying with the Company’s specifications and technical requirements. The amounts of returns and allowances resulting from defective or damaged products have been approximately 1.0% of sales for each of the Company’s last three fiscal years.

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

Interest Rate Risk - The exposure to market risks for changes in interest rates relates to the Company's short-term investment portfolio and its variable rate borrowings under its long-term debt obligations pursuant to the three-year revolving credit facility agreement (“Credit Agreement”) with HSBC Bank USA, National Association. See Note 10 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report. The Company does not use derivative financial instruments in its investment portfolio or its long-term debt obligations. The Company’s short-term investment portfolio is managed in accordance with guidelines issued by the Company. These guidelines are designed to establish a high quality fixed income portfolio of government and highly rated corporate debt securities with a maximum weighted maturity of less than one year. Based on the average anticipated maturity of the investment portfolio at the end of the 2016 fiscal year, the Company does not believe that a hypothetical 10% fluctuation in short-term interest rates would have had a material impact on the consolidated results of operations or financial position of the Company. The Company’s outstanding borrowings of $75.0 million, at February 28, 2016, represent 100% of the Company’s total long-term debt obligations. Outstanding borrowings bear interest at a rate equal to, at the Company’s option, either (a) a fluctuating rate per annum (computed on the basis of a year of 365 or 366 days, as the case may be, and actual days elapsed) equal to the Base Rate, such interest rate to change automatically from time to time effective as of the effective date of each change in the Base Rate or (b) a rate per annum (computed on the basis of a year of 360 days and actual days elapsed) equal to the one, two, three or six month LIBOR Rate (as defined in the Amended Credit Agreement) plus 1.15%. The Company does not believe that a hypothetical 10% fluctuation in interest rates would have had a material impact on the consolidated results of operations or financial position of the Company.

Item 8.	Financial Statements and Supplementary Data.

The Company's Financial Statements begin on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Park Electrochemical Corp.

We have audited the accompanying consolidated balance sheets of Park Electrochemical Corp. and subsidiaries as of February 28, 2016 and March 1, 2015, and the related consolidated statements of operations, comprehensive earnings, shareholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the index at Item 15. Park Electrochemical Corp.’s management is responsible for these consolidated financial statements and financial statement schedule. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Park Electrochemical Corp. and subsidiaries as of February 28, 2016 and March 1, 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Park Electrochemical Corp. and subsidiaries’ internal control over financial reporting as of February 28, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 13, 2016 expressed an unqualified opinion thereon.

/s/ CohnReznick LLP

Jericho, New York

May 13, 2016

Board of Directors and Shareholders Park Electrochemical Corp.

We have audited the consolidated balance sheet of Park Electrochemical Corp. (a New York corporation) and subsidiaries (the “Company”) as of March 2, 2014 (not presented herein), and the related consolidated statements of operations, comprehensive earnings (loss), shareholders’ equity, and cash flows for the year ended March 2, 2014. Our audit of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Park Electrochemical Corp. and subsidiaries as of March 2, 2014 (not presented herein), and the results of their operations and their cash flows for the year ended March 2, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

New York, New York

May 16, 2014

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	February 28, 2016	March 1, 2015

ASSETS
Current assets:
Cash and cash equivalents	$97,757	$141,538
Marketable securities (Note 2)	139,668	130,595
Accounts receivable, less allowance for doubtful accounts of $324 and $396, respectively	22,583	21,431
Inventories (Note 3)	10,214	14,439
Prepaid expenses and other current assets (Note 4)	1,963	5,256
Total current assets	272,185	313,259

Property, plant and equipment, net	21,512	26,537
Goodwill and other intangible assets (Note 3)	9,833	9,840
Restricted cash	10,000	-
Other assets (Note 4)	1,247	1,046
Total assets	$314,777	$350,682

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt (Note 10)	$3,000	$10,000
Accounts payable	6,155	6,882
Accrued liabilities (Note 3)	4,580	4,767
Income taxes payable	2,943	4,141
Current deferred income taxes	-	3,934
Total current liabilities	16,678	29,724

Long-term debt (Note 10)	72,000	84,000
Deferred income taxes (Note 4)	43,937	54,155
Other liabilities (Note 4)	1,295	1,204
Total liabilities	133,910	169,083

Commitments and contingencies (Notes 11 and 12)

Shareholders' equity (Note 6):
Preferred stock, $1 par value per shares-authorized, 500,000 shares; issued, none		-
Common stock, $0.10 par value per shares-authorized, 60,000,000 shares; issued, 20,965,144 and 20,962,644 shares, respectively	2,096	2,096
Additional paid-in capital	166,398	164,819
Retained earnings	25,922	16,048
Accumulated other comprehensive earnings	1,471	1,468
	195,887	184,431
Less treasury stock, at cost, 730,473 and 130,641 shares, respectively	(15,020)	(2,832)
Total shareholders' equity	180,867	181,599
Total liabilities and shareholders' equity	$314,777	$350,682

See Notes to Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Fiscal Year Ended
	February 28,	March 1,	March 2,
	2016	2015	2014

Net sales	$145,855	$162,086	$165,764
Cost of sales	103,103	113,133	117,664
Gross profit	42,752	48,953	48,100
Selling, general and administrative expenses	21,211	24,373	25,168
Restructuring charges (Note 8)	535	1,179	546
Earnings from operations	21,006	23,401	22,386
Interest expense (Note 10)	1,657	1,438	764
Interest and other income	1,149	827	460
Earnings before income taxes	20,498	22,790	22,082
Income tax provision (Note 4)	2,469	2,747	64,411
Net earnings (loss)	$18,029	$20,043	$(42,329)

Earnings (loss) per share (Note 7):
Basic earnings (loss) per share	$0.89	$0.96	$(2.03)
Basic weighted average shares	20,347	20,912	20,849

Diluted earnings (loss) per share	$0.89	$0.96	$(2.03)
Diluted weighted average shares	20,352	20,986	20,849

See Notes to Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

(Amounts in thousands)

	Fiscal Year Ended
	February 28,	March 1,	March 2,
	2016	2015	2014

Net earnings (loss)	$18,029	$20,043	$(42,329)
Other comprehensive earnings, net of tax:
Foreign currency translation	62	185	420
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	52	90	117
Less: reclassification adjustment for gains included in net earnings (loss)	(18)	(21)	(20)
Unrealized losses on marketable securities:
Unrealized holding losses arising during the period	(156)	(20)	(83)
Less: reclassification adjustment for losses included in net earnings (loss)	63	13	158
Other comprehensive earnings	3	247	592
Total comprehensive earnings (loss)	$18,032	$20,290	$(41,737)

See Notes to Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Amounts in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Earnings	Shares	Amount

Balance, March 3, 2013	20,831,578	$2,083	$158,790	$138,514	$629	4,066	$(94)

Net loss	-	-	-	(42,329)	-	-	-
Foreign currency translation	-	-	-	-	420	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	172	-	-
Stock options exercised	51,266	5	1,157	-	-	-	-
Stock-based compensation	-	-	1,730	-	-	-	-
Repurchase of treasury shares	-	-	-	-	-	8	-
Cash dividends ($2.90 per share)	-	-	-	(60,534)	-	-	-
Balance, March 2, 2014	20,882,844	$2,088	$161,677	$35,651	$1,221	4,074	$(94)

Net earnings	-	-	-	20,043	-	-	-
Foreign currency translation	-	-	-	-	185	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	62	-	-
Stock options exercised	79,800	8	1,724	-	-	-	-
Stock-based compensation	-	-	1,418	-	-	-	-
Repurchase of treasury shares	-	-	-	-	-	126,567	(2,738)
Cash dividends ($1.90 per share)	-	-	-	(39,646)	-	-	-
Balance, March 1, 2015	20,962,644	$2,096	$164,819	$16,048	$1,468	130,641	$(2,832)

Net earnings	-	-	-	18,029	-	-	-
Foreign currency translation	-	-	-	-	62	-	-
Unrealized loss on marketable securities, net of tax	-	-	-	-	(59)	-	-
Stock options exercised	2,500	-	44	-	-	-	-
Stock-based compensation	-	-	1,535	-	-	-	-
Repurchase of treasury shares	-	-	-	-	-	599,832	(12,188)
Cash dividends ($.40 per share)	-	-	-	(8,155)	-	-	-
Balance, February 28, 2016	20,965,144	$2,096	$166,398	$25,922	$1,471	730,473	$(15,020)

See Notes to Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Year Ended
	February 28,	March 1,	March 2,
	2016	2015	2014
Cash flows from operating activities:
Net earnings (loss)	$18,029	$20,043	$(42,329)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	3,369	3,559	3,757
Stock-based compensation	1,535	1,418	1,730
(Benefit) provision for deferred income taxes	(11,412)	(2,815)	63,681
Amortization of bond premium	886	796	1,816
Gain on sale of fixed assets	(31)	-	(75)
Changes in operating assets and liabilities:
Accounts receivable	(1,152)	1,138	3,087
Inventories	4,225	(664)	(925)
Prepaid expenses and other current assets	(131)	1,713	2,442
Other assets and liabilities	620	1,490	(813)
Accounts payable	(727)	322	(240)
Accrued liabilities	(65)	866	(567)
Income taxes payable	(1,198)	1,145	(1,182)
Net cash provided by operating activities	13,948	29,011	30,382

Cash flows from investing activities:
Purchase of property, plant and equipment	(398)	(430)	(1,117)
Proceeds from sales of property, plant and equipment	2,057	-	100
Purchases of marketable securities	(105,998)	(100,074)	(210,693)
Proceeds from sales and maturities of marketable securities	96,322	105,985	161,035
Net cash (used in) provided by investing activities	(8,017)	5,481	(50,675)

Cash flows from financing activities:
Dividends paid	(8,155)	(39,646)	(60,534)
Decrease (increase) in restricted cash	(10,000)	25,000	(25,000)
Proceeds from exercise of stock options	44	1,732	1,162
Proceeds from long-term debt	75,000	-	52,000
Payments of long-term debt	(94,000)	(10,000)	-
Payments for debt issuance costs	(196)	(296)	(164)
Purchase of treasury stock	(12,188)	(2,738)	-
Net cash used in financing activities	(49,495)	(25,948)	(32,536)

(Decrease) increase in cash and cash equivalents before effect of exchange rate changes	(43,564)	8,544	(52,829)
Effect of exchange rate changes on cash and cash equivalents	(217)	(156)	(138)
(Decrease) increase in cash and cash equivalents	(43,781)	8,388	(52,967)
Cash and cash equivalents, beginning of year	141,538	133,150	186,117
Cash and cash equivalents, end of year	$97,757	$141,538	$133,150

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended February 28, 2016

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

b.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates. In addition, certain amounts in the prior years’ consolidated statements of shareholders’ equity, consolidated statements of cash flows and Note 3, “Other Balance Sheet Data”, have been reclassified to conform to the current year presentation.

c.

Accounting Period – The Company’s fiscal year is the 52 or 53 week period ending the Sunday nearest to the last day of February. The 2016, 2015 and 2014 fiscal years ended on February 28, 2016, March 1, 2015 and March 2, 2014, respectively. Fiscal years 2016, 2015 and 2014 all consisted of 52 weeks.

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

The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and current liabilities approximate their carrying value due to their short-term nature. Due to the variable interest rates periodically adjusting with the current LIBOR, the carrying value of outstanding borrowings under the Company’s long-term debt approximates its fair value. (See Note 10). Certain assets and liabilities of the Company are required to be recorded at fair value on either a recurring or non-recurring basis. On a recurring basis, the Company records its marketable securities at fair value using Level 1 or Level 2 inputs. (See Note 2).

The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and any long-lived assets written down to fair value. To measure fair value of such assets, the Company uses Level 3 inputs consisting of techniques including an income approach and a market approach. The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the discounted cash flow analysis require the exercise of significant judgment, including judgment about appropriate discount rates, terminal value, growth rates and the amount and timing of expected future cash flows. There were no transfers between levels within the fair value hierarchy during the 2016 and 2015 fiscal years.

e.

Cash and Cash Equivalents – The Company considers all money market securities and investments with contractual maturities at the date of purchase of 90 days or less to be cash equivalents. The Company had $39,968 and $0 in debt securities included in cash equivalents at February 28, 2016 and March 1, 2015, respectively, which were valued based on Level 2 inputs. (See Note 2). Certain of the Company’s cash and cash equivalents are in excess of U.S. government insurance. Approximately $231,572 of the $247,425 of cash and marketable securities and restricted cash at February 28, 2016 was owned by certain of the Company’s wholly owned foreign subsidiaries.

The Company classifies amounts required by the Credit Agreement described in Note 10 to be maintained in cash and marketable securities as restricted cash on the consolidated balance sheets.

Supplemental cash flow information:

	Fiscal Year
	2016	2015	2014

Cash paid during the year for:
Income taxes, net of refunds	$14,728	$1,707	$612
Interest	1,119	1,380	729

At February 28, 2016 and March 1, 2015, the Company held approximately $28,878 and $28,970, respectively, of cash and cash equivalents in foreign financial institutions.

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

k.

Valuation of Long-Lived Assets – The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Important factors that could trigger an impairment review include, but are not limited to, significant negative industry or economic trends and significant changes in the use of the Company's assets or strategy of the overall business. No impairments of long-lived assets were identified in the 2016, 2015 or 2014 fiscal years other than impairments associated with restructuring activities (See Note 8).

l.

Goodwill and Other Intangible Assets – Goodwill is not amortized. Other intangible assets are amortized over the useful lives, which is 15 years, of the assets on a straight-line basis. The Company tests for impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. With respect to goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value is less than the carrying value. If, based on that assessment, the Company believes it is more likely than not that the fair value is less than the carrying value, a two-step goodwill impairment test is performed. The Company assesses the impairment of goodwill at least annually. The Company conducts its annual goodwill impairment test as of the first day of the fourth quarter. The Company concluded that there was no impairment in the 2016, 2015 or 2014 fiscal years.

m.

Shipping Costs – The amounts paid by the Company to third-party shippers for transporting products to customers, which are not reimbursed by customers, are classified as selling expenses. The shipping costs included in selling, general and administrative expenses were approximately $2,855, $3,398 and $3,833 for the 2016, 2015 and 2014 fiscal years, respectively.

n.

Property, Plant and Equipment – Property, plant and equipment are stated at cost less accumulated depreciation and amortization. The Company capitalizes additions, improvements and major renewals and expenses maintenance, repairs and minor renewals as incurred. Depreciation and amortization are computed principally by the straight-line method over the estimated useful lives of the assets. Machinery, equipment, furniture and fixtures are generally depreciated over 10 years. Building and leasehold improvements are generally depreciated over 25-30 years or the term of the lease, if shorter. The depreciation and amortization expenses associated with property, plant and equipment were $3,369, $3,559 and $3,757 for the 2016, 2015 and 2014 fiscal years, respectively.

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

p.

Foreign Currency Translation – Assets and liabilities of foreign subsidiaries using currencies other than the U.S. dollar as their functional currency are translated into U.S. dollars at period-end exchange rates or historical exchange rates, where applicable, and income and expense items are translated at average exchange rates for the period. Gains and losses resulting from translation are recorded as currency translation adjustments in comprehensive earnings (loss).

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

2.          MArketable Securities

The following is a summary of available-for-sale securities:

	February 28, 2016
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$118,194	$118,194	$-	$-
U.S. corporate debt securities	21,474	21,474	-	-
Total marketable securities	$139,668	$139,668	$-	$-

	March 1, 2015
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$119,493	$119,493	$-	$-
U.S. corporate debt securities	11,102	7,084	4,018	-
Total marketable securities	$130,595	$126,577	$4,018	$-

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

The following tables show the amortized cost basis, gross unrealized gains and losses and gross realized gains and losses on the Company’s available-for-sale securities:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses

February 28, 2016:
U.S. Treasury and other government securities	$117,897	$372	$74

U.S. corporate debt securities	21,554	-	81
Total marketable securities	$139,451	$372	$155

March 1, 2015:
U.S. Treasury and other government securities	$119,191	$314	$12

U.S. corporate debt securities	11,097	5	-
Total marketable securities	$130,288	$319	$12

	Fiscal Year
	2016	2015	2014

Gross realized gains on sale	$-	$17	$26

Gross realized losses on sale	$-	$44	$209

The estimated fair values of such securities at February 28, 2016, by contractual maturity, are shown below:

Due in one year or less	$51,166
Due after one year through five years	88,502
$139,668

3.     Other balance sheet data

Other balance sheet data consisted of the following:

	February 28,	March 2,
	2016	2015

Inventories:
Raw materials	$5,462	$7,376
Work-in-process	2,215	3,114
Finished goods	2,172	3,605
Manufacturing supplies	365	344
	$10,214	$14,439

Property, plant and equipment:
Land, buildings and improvements	$39,915	$42,019
Machinery, equipment, furniture and fixtures	130,143	130,585
	170,058	172,604
Less: accumulated depreciation and amortization	148,546	146,067
	$21,512	$26,537

Goodwill and other intangible assets:
Goodwill	$9,776	$9,776
Other intangibles	57	64
	$9,833	$9,840

Accrued liabilities:
Payroll and payroll related	$2,078	$2,117
Employee benefits	279	262
Workers' compensation	241	300
Professional fees	762	671
Restructuring (Note 8)	64	182
Other	1,156	1,235
	$4,580	$4,767

Property, Plant and Equipment – The New England Laminates Co., Inc. building in Newburgh, New York is held for sale. In the 2004 fiscal year, the Company reduced the book value of the building to zero, and the Company intends to sell it during the 2017 fiscal year. The Company sold the Nelco Technology (Zhuhai FTZ) Ltd. building for $2,026 during the first quarter of the 2016 fiscal year. There was no gain or loss on the sale of the building, since the carrying value of the building was equal to the selling price.

4.	Income Taxes

The income tax provision includes the following:

	Fiscal Year
	2016	2015	2014

Current:
Federal	$10,118	$-	$(2,435)
State and local	(120)	(39)	(55)
Foreign	3,883	5,601	3,220
	13,881	5,562	730

Deferred:
Federal	(11,273)	(2,238)	63,105
State and local	(205)	(290)	69
Foreign	66	(287)	507
	(11,412)	(2,815)	63,681
	$2,469	$2,747	$64,411

Current federal income tax benefits of $2,435 in the 2014 fiscal year was the result of loss carrybacks to the 2011 and 2010 fiscal years, net of the tax impact from the loss of the domestic production activities deductions in those years.

The Company continuously evaluates the liquidity and capital requirements of its operations in the United States and of its foreign subsidiaries. As a result of such evaluation, the Company repatriated $61,000 in cash from Nelco Products Pte Ltd. in the 2016 fiscal year, and the Company recorded a non-cash charge in the fourth quarter of the 2014 fiscal year for the accrual of U.S. deferred income taxes in the amount of $63,958 on undistributed earnings of the Company’s subsidiary in Singapore. No such charge was recorded in the 2016 or 2015 fiscal years.

State income tax benefits from loss carryforwards to future years were recognized as deferred tax assets in the 2016, 2015 and 2014 fiscal years.

	Fiscal Year
	2016	2015	2014

United States	$(3,331)	$(6,704)	$(2,080)
Foreign	23,829	29,494	24,162
Earnings before income taxes	$20,498	$22,790	$22,082

The Company’s effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

	Fiscal Year
	2016	2015	2014

Statutory U.S. Federal tax rate	35.0%	34.0%	34.0%
State and local taxes, net of Federal benefit	1.2%	-1.1%	-0.2%
Foreign tax rate differentials	-21.0%	-22.2%	-19.6%
Valuation allowance on deferred tax assets	-0.2%	0.6%	2.4%
Adjustment on tax accruals and other	3.3%	1.3%	-3.0%
Foreign tax credits	-1.1%	-0.5%	-0.6%
Deferred tax liability on undistributed foreign earnings	-4.5%	0.0%	289.6%
Claim for refund	0.0%	0.0%	-10.5%
Permanent differences and other	-0.7%	0.0%	-0.4%
	12.0%	12.1%	291.7%

The Company had federal net operating loss carryforwards of $0 and $8,611 in the 2016 and 2015 fiscal years, respectively, state net operating loss carryforwards of approximately $10,083 and $14,360 in the 2016 and 2015 fiscal years, respectively, and total net foreign operating loss carryforwards of approximately $30,871 and $33,672 in the 2016 and 2015 fiscal years, respectively. The foreign net operating loss carryforwards were not utilized in the 2016 fiscal year and the Company has set up a valuation allowance for such carryforwards. The state net operating loss carryforwards will expire in 2017 through 2035.

The Company had foreign tax credit carryforwards of $524 and $486 at February 28, 2016 and March 1, 2015, respectively, which expire in 2026. As of February 28, 2016 and March 1, 2015, research and development and other credits were $0 and $392, respectively.

              The Company had New York State investment tax credit carryforwards of $478 and $709 in the 2016 and 2015 fiscal years, respectively.  The New York State investment tax credits expire in fiscal years 2017 through 2018.  The Company had Kansas tax credits of $225 in both fiscal years 2016 and 2015, for which no benefit has been provided. The Company does not believe that realization of the principal portion of the Kansas tax credit or the investment tax credit carryforward is more likely than not.  The Kansas credits will expire in the 2019 and 2020 fiscal years.  The Company had Arizona tax credits of $135 in both fiscal years 2016 and 2015, for which no benefit has been provided.

                The deferred tax asset valuation allowance of $11,115 as of February 28, 2016 relates to foreign net operating losses and state tax credit carryforwards for which the Company does not expect to realize any tax benefit. During the 2016 fiscal year, the valuation allowance decreased by $772 primarily due to the write-off of net operating loss carryforwards generated in Zhuhai and the expiration of New York State investment tax credit carryforwards for which no tax benefit was recognized. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities as of February 28, 2016 and March 1, 2015 were as follows:

	February 28,	March 1,
	2016	2015

Deferred tax assets:
Depreciation and amortization	$3,761	$3,856
Net operating loss carryforwards	10,800	14,686
Tax credits carryforward	1,363	1,811
Stock options	1,925	1,899
Other, net	578	531
	18,427	22,783
Valuation allowance on deferred tax assets	(11,115)	(11,887)
Total deferred tax assets, net of valuation allowance	7,312	10,896
Deferred tax liabilities:
Depreciation	(526)	(446)
Undistributed earnings	(48,865)	(63,958)
Other	(1,281)	(1,257)
Total deferred tax liabilities	(50,672)	(65,661)
Net deferred tax liability	$(43,360)	$(54,765)

On the Consolidated Balance Sheets, the net deferred tax asset of $584 at February 28, 2016 was included in other assets and the net deferred tax asset of $3,324 at March 1, 2015 was included in prepaid expenses and other current assets.

            At February 28, 2016 and March 1, 2015, the Company had gross unrecognized tax benefits of $1,295 and $1,204, respectively, included in other liabilities. The prior year unrecognized tax benefit of $2,715 relating to a claim for refund filed to recoup the tax benefit for the Company’s remaining investment in New England Laminates (U.K.) Ltd. was settled with the IRS in 2014 for $1,949 plus interest of $375. If any portion of the unrecognized tax benefits at February 28, 2016 were recognized, the Company’s effective tax rate would change.

As discussed in Note 15, on February 28, 2016 the Company early adopted Accounting Standards Update 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes on a prospective basis. Therefore, the prior year balance sheet presentation has not been adjusted.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Unrecognized Tax Benefits
	February 28,	March 1,	March 2,
	2016	2015	2014

Balance, beginning of year	$1,135	$276	$3,053
Gross decreases-tax positions in prior period		(21)	(2,776)
Gross increases-current period tax positions	271	880	-
Audit settlements	(57)	-	-
Lapse of statute of limitations	(94)	-	(1)
Balance, end of year	$1,255	$1,135	$276

The amount of unrecognized tax benefits may increase or decrease in the future for various reasons, including adding or subtracting amounts for current year tax positions, expiration of statutes of limitation on open income tax years, changes in the Company’s judgment about the level of uncertainty, status of tax examinations, and legislative changes. Changes in prior period tax positions are the result of a re-evaluation of the probability of realizing the benefit of a particular tax position based on new information. It is reasonably possible that none of the unrecognized tax benefits will be recognized in the 2016 fiscal year upon the expiration of statutes of limitations.

A list of open tax years by major jurisdiction follows:

California	2012	-	2016
New York	2013	-	2016
France	2014	-	2016
Singapore	2009	-	2016

The Company had approximately $51 and $70 of accrued interest and penalties as of February 28, 2016 and March 1, 2015, respectively. The Company’s policy is to include applicable interest and penalties related to unrecognized tax benefits as a component of current income tax expense.

During the 2015 fiscal year, the New York State Department of Taxation closed an examination of the Company’s tax returns for the 2008, 2009, 2010 and 2011 fiscal years without audit adjustments assessed.

5.            STOCK-BASED COMPENSATION

As of February 28, 2016, the Company had a 2002 Stock Option Plan (the “Plan”), and no other stock-based compensation plan. The Plan has been approved by the Company’s shareholders and provides for the grant of stock options to directors and key employees of the Company. All options granted under the Plan have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant, which, pursuant to the terms of the Plan, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted. Options granted under the Plan become exercisable 25% one year after the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire 10 years after the date of grant. Options to purchase a total of 1,800,000 shares of common stock were authorized for grant under the Plan. At February 28, 2016, 1,466,030 shares of common stock of the Company were reserved for issuance upon exercise of stock options under the Plan, and 234,638 options were available for future grant under the Plan.

The compensation expense for stock options includes an estimate for forfeitures and is recognized on a straight-line basis over the requisite service period.

The future compensation expense to be recognized in earnings before income taxes for options outstanding at February 28, 2016 was $3,212, which is expected to be recognized ratably over a weighted average vesting period of 2.66 years.

The Company records its stock-based compensation at fair value. The weighted average fair value for options was estimated at the dates of grants, using the Black-Scholes option pricing model.

The following table represents the weighted average fair value and valuation assumptions used for options granted in the 2016, 2015 and 2014 fiscal years:

	Fiscal Year
	2016			2015			2014

Weighted average fair value per share of option grants	$5.30			$8.05			$8.79
Risk-free interest rates	1.57	-	1.86%	2.03	-	2.18%	1.64	-	2.15%
Expected stock price volatility	27.91	-	31.71%	31.07	-	31.59%	32.80	-	34.00%
Expected dividend yields	1.84	-	2.76%	1.34	-	1.77%	1.46	-	1.67%
Estimated option terms (years)	5.3	-	7.9	7.8			6.1	-	8.1

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

During the fourth quarter of the 2015 fiscal year, the Company’s Board of Directors approved a reduction of $1.50 per share in the exercise price of all outstanding options as a result of the special cash dividend of $1.50 per share paid by the Company in February 2015. The reduction in the exercise price was treated as a modification of the stock options for accounting purposes. The modification, based on the fair value of the options both immediately before and after the modification, resulted in total incremental compensation expenses of $131 and $205 for the 2016 and 2015 fiscal years, respectively, which were recorded in selling, general and administrative expenses.

Information with respect to stock option activity follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance, March 3, 2013	977,783	$25.54
Granted	193,600	27.20
Exercised	(51,266)	23.44
Terminated or expired	(39,000)	26.07
Granted under option modification	902,517	23.13
Cancelled under option modification	(902,517)	25.63

Balance, March 2, 2014	1,081,117	$23.84
Granted	18,000	25.81
Exercised	(79,800)	21.49
Terminated or expired	(52,625)	24.21
Granted under option modification	996,892	22.55
Cancelled under option modification	(996,892)	24.05

Balance, March 1, 2015	966,692	$22.55
Granted	379,450	17.82
Exercised	(2,500)	19.91
Terminated or expired	(117,250)	21.53
Balance, February 28, 2016	1,226,392	$21.19	6.16	$-
Vested and exercisable, February 28, 2016	721,525	$22.38	4.16	$-
Expected to vest, February 28, 2016	1,162,620	$21.19	6.16	$-

The aggregate intrinsic values realized (the market value of the underlying shares on the date of exercise, less the exercise price, times the number of shares acquired) from the exercise of options during the 2016, 2015 and 2014 fiscal years were $4, $688 and $249, respectively.

A summary of the status of the Company’s non-vested options at February 28, 2016, and changes during the fiscal year then ended, is presented below:

	Shares Subject to Options	Weighted Average Grant Date Fair Value

Non-vested, beginning of year	271,987	$8.27
Granted	379,450	5.30
Vested	(106,470)	8.10
Terminated or expired	(40,100)	8.02
Non-vested, end of year	504,867	$6.09

6.            SHAREHOLDERS’ EQUITY

Shareholders’ Rights Plan – On July 20, 2005, the Board of Directors renewed the Company’s shareholders’ rights plan on substantially the same terms as its previous rights plan which expired in July 2005. In accordance with such plan, a right (the “Right”) to purchase from the Company a unit consisting of one one-thousandth (1/1,000) of a share (a “Unit”) of Series B Junior Participating Preferred Stock, par value $1.00 per share (the “Series B Preferred Stock”), at a purchase price of $150 (the “Purchase Price”) per Unit, subject to adjustment and exercisable as provided in the plan, was attached to each outstanding share of the Company’s common stock. The Rights expired on July 20, 2015.

Treasury Stock – On January 8, 2015, the Company announced that its Board of Directors has authorized the Company’s purchase, on the open market and in privately negotiated transactions, of up to 1,250,000 shares of its common stock, representing approximately 6% of the Company’s 20,945,634 total outstanding shares as of the close of business on January 7, 2015. This authorization superseded all prior Board of Directors’ authorizations to purchase shares of the Company’s common stock. (See Note 16 for additional information).

The Company announced on October 18, 2012 that its Board of Directors had authorized the Company’s purchase, on the open market and in privately negotiated transactions, of up to 1,000,000 shares of its common stock, representing approximately 5% of the Company’s total outstanding shares at that time.

During the 2016 and 2015 fiscal years, the Company purchased 599,832 and 126,564 shares, respectively, pursuant to the above authorizations at an aggregate purchase price of $12,187 and $2,738, respectively, leaving 531,412 shares that may be purchased pursuant to the January 8, 2015 authorization. In addition, the Company purchased three shares during the 2015 fiscal year not pursuant to such authorizations.

Reserved Common Shares – At February 28, 2016, 1,466,030 shares of common stock were reserved for issuance upon exercise of stock options.

Accumulated Other Comprehensive Earnings – Accumulated balances related to each component of other comprehensive earnings were as follows:

	February 28, 2016	March 1, 2015

Currency translation adjustment	$1,330	$1,268
Unrealized gains on investments, net of taxes of $76 and $108, respectively	141	200
Accumulated balance	$1,471	$1,468

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

The following table sets forth the calculation of basic and diluted earnings (loss) per share:

	Fiscal Year
(Amounts in thousands, except per share amounts)	2016	2015	2014

Net earnings (loss)	$18,029	$20,043	$(42,329)

Weighted average common shares outstanding for basic EPS	20,347	20,912	20,849
Net effect of dilutive options	5	74	-
Weighted average shares outstanding for diluted EPS	20,352	20,986	20,849

Basic earnings (loss) per share	$0.89	$0.96	$(2.03)
Diluted earnings (loss) per share	$0.89	$0.96	$(2.03)

Potentially dilutive stock options, which were not included in the computation of diluted earnings per share because either the effect would have been antidilutive or the options’ exercise prices were greater than the average market price of the common stock, were 919,509, 192,063 and 1,081,000 for the 2016, 2015 and 2014 fiscal years, respectively.

8.	restructuring charges

The Company paid $100 and $218 of additional pre-tax restructuring charges during the 2016 and 2015 fiscal years, respectively, related to the closure in the 2013 fiscal year of the Company’s Nelco Technology (Zhuhai FTZ) Ltd. business unit located in Zhuhai, China. The Company sold the Nelco Technology (Zhuhai FTZ) Ltd. building for $2,026 during the first quarter of the 2016 fiscal year. There was no gain or loss on the sale of the building, since the carrying value of the building was equal to the selling price.

The Company recorded additional restructuring charges of $435 and $485 in the 2016 and 2015 fiscal years, respectively, related to the closure in the 2009 fiscal year of the Company’s New England Laminates Co., Inc. business unit located in Newburgh, New York. The New England Laminates Co., Inc. building in Newburgh, New York is held for sale. In the 2004 fiscal year, the Company reduced the book value of the building to zero, and the Company intends to sell it during the 2017 fiscal year.

In the 2015 fiscal year third quarter, the Company recorded a $496 charge in connection with cost reduction initiatives in the United States. During the 2016 and 2015 fiscal years, the Company paid $504 of charges related to such cost reduction initiatives, and there is no remaining liability related to such initiatives.

9.	Employee Benefit Plans

Profit Sharing Plan – The Company and certain of its subsidiaries have a non-contributory profit sharing retirement plan covering substantially all full-time employees in the United States. The plan may be modified or terminated at any time, but in no event may any portion of the contributions revert back to the Company. The Company's estimated contributions are accrued at the end of each fiscal year and paid to the plan in the subsequent fiscal year. The Company’s contributions to the plan were $100 and $268 for fiscal years 2015 and 2014, respectively. The contribution for fiscal year 2016 has not been determined or paid. Contributions are discretionary and may not exceed the amount allowable as a tax deduction under the Internal Revenue Code.

Savings Plan – The Company also sponsors a 401(k) savings plan, pursuant to which the contributions of employees of certain subsidiaries were partially matched by the Company in the amounts of $112, $123 and $142 in the 2016, 2015 and 2014 fiscal years, respectively.

10.	LONG-TERM DEBT

On February 12, 2014, the Company entered into a four-year amended and restated revolving credit facility agreement (the “Amended Credit Agreement”) with PNC Bank, National Association (“PNC Bank”). The Amended Credit Agreement provided for loans up to $104,000 (the “Amended Facility”) to the Company and letters of credit up to $2,000 for the account of the Company. Through January 15, 2016, the Company had borrowed $52,000 to finance a special dividend paid to shareholders of the Company in the 2014 fiscal year fourth quarter and an additional $52,000 to continue the loan that was provided under a prior credit agreement with PNC Bank, and PNC Bank had issued two standby letters of credit for the account of the Company in the total amount of $1,100 to secure the Company’s obligations under its workers’ compensation insurance program. During the 2016 fiscal year, the Company made a $10,000 principal payment in accordance with the Amended Credit Agreement.

On January 15, 2016, the Company entered into a three-year revolving credit facility agreement (the “Credit Agreement”) with HSBC Bank USA, National Association (“HSBC Bank”). This Credit Agreement replaces the Amended Credit Agreement that the Company entered into with PNC Bank in February 2014 described in the preceding paragraph. The Credit Agreement provides for loans up to $75,000 and letters of credit up to $2,000. During the 2016 fiscal year, the Company made no payments in accordance with the Credit Agreement. The $75,000 is payable in twelve quarterly installments of $750 each, with the remaining amount outstanding under the Credit Agreement payable on January 26, 2019.

Borrowers under the Credit Agreement bear interest at a rate equal to, at the Company’s option, either (a) a fluctuating rate per annum (computed on the basis of a year of 365 or 366 days, as the case may be, and actual days elapsed) equal to the Base Rate, such interest rate to change automatically from time to time effective as of the effective date of each change in the Base Rate or (b) a rate per annum (computed on the basis of a year of 360 days and actual days elapsed) equal to the one, two, three or six month LIBOR Rate plus 1.15%. Under the Credit Agreement, the Company is also obligated to pay to HSBC Bank a nonrefundable commitment fee equal to 0.10% per annum (computed on the basis of a year of 360 days and actual days elapsed) multiplied by the average daily difference between the amount of (i) the revolving credit commitment plus the letter of credit facility and (ii) the revolving facility usage, payable quarterly in arrears.

The Credit Agreement contains certain customary affirmative and negative covenants and customary financial covenants. The covenants under the Credit Agreement require the Company to (a) maintain a gross leverage charge ratio not to exceed 3.75 to 1.00 beginning with the fiscal quarter first ending after January 26, 2016 and continuing thereafter, (b) maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 beginning with the fiscal quarter first ending after January 26, 2016 and continuing thereafter, and (c) maintain a minimum quick ratio of 2.00 to 1.00 beginning with the fiscal quarter first ending after January 26, 2016 and continuing thereafter. In addition, the Company must maintain minimum domestic liquid assets of $10,000 in cash held at all times in a domestic deposit account.

At February 28, 2016, $75,000 of indebtedness was outstanding under the HSBC Bank Credit Agreement with an interest rate of 1.66%. Interest expense recorded under both the PNC Bank Amended Credit Agreement and the HSBC Bank Credit Agreement was approximately $1,365, $1,438 and $764 during the 2016, 2015 and 2014 fiscal years, respectively, which is included in interest expense on the Consolidated Statements of Operations. In addition, the Company accelerated the deferred financing costs of $292 which related to the PNC Bank Credit Agreement that was recorded as interest expense in the fourth quarter of the 2016 fiscal year.

At February 28, 2016, scheduled principal maturities of long-term debt were as follows:

Fiscal Year	Amount
2017	$3,000
2018	3,000
2019	69,000
75,000
Less current portion	3,000
$72,000

11.	Commitments

The Company conducts certain of its operations in leased facilities, which include several manufacturing plants, warehouses and offices. The leases of facilities are for terms of up to 10 years, the latest of which expires in 2021. Many of the leases contain renewal options for periods ranging from one to ten years and require the Company to pay real estate taxes and other operating costs. The latest land lease expiration is 2040.

These non-cancelable leases have the following payment schedule:

Fiscal Year	Amount
2017	$1,955
2018	1,978
2019	1,763
2020	1,757
2021	1,333
Thereafter	3,839
$12,625

Rental expenses, inclusive of real estate taxes and other costs, were $2,774, $2,881 and $2,765 for the 2016, 2015 and 2014 fiscal years, respectively.

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

The total costs incurred by the Company and its subsidiaries in connection with these sites, including legal fees incurred by the Company and its subsidiaries and their assessed share of remediation costs and excluding amounts expected to be reimbursed by insurance carriers, were approximately $2, $23 and $12 in the 2016, 2015 and 2014 fiscal years, respectively. The Company had no recorded liabilities for environmental matters for the 2016 and 2015 fiscal years.

Such recorded liabilities do not include environmental liabilities and related legal expenses for which the Company believes that it and its subsidiaries have general liability insurance coverage for the years during which the Company's subsidiaries' waste was disposed at three sites for which certain subsidiaries of the Company have been named as potentially responsible parties. Pursuant to such general liability insurance coverage, three insurance carriers reimburse the Company and its subsidiaries for 100% of the legal defense and remediation costs associated with the three sites. The settlement does not have a material adverse effect on the Company’s results of operations, cash flows or financial position.

Included in selling, general and administrative expenses are charges for actual expenditures and accruals, based on estimates, for certain environmental matters described above. The Company accrues estimated costs associated with known environmental matters, when such costs can be reasonably estimated and when the outcome appears probable. The Company believes that the ultimate disposition of known environmental matters, including the litigation described above, will not have a material adverse effect on the Company’s results of operations, cash flows or financial position.

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

Financial information regarding the Company’s operations by geographic region is as follows:

	Fiscal Year
	2016	2015	2014

Sales:

North America	$75,215	$75,395	$82,187
Asia	61,264	76,000	71,854
Europe	9,376	10,691	11,723
Total sales	$145,855	$162,086	$165,764

Long-lived assets:

North America	$22,846	$23,562	$26,899
Asia	9,478	12,490	13,557
Europe	268	325	397
Total long-lived assets	$32,592	$36,377	$40,853

14.	Customer and Supplier Concentrations

Customers – Sales to TTM Technologies Inc. were 13.8% and 15.8% of the Company's total worldwide sales for the 2016 and 2014 fiscal years, respectively. During the Company’s 2015 fiscal year, the Company did not have sales to any customer that equaled or exceeded 10% of the Company’s total worldwide sales.

While no other customer accounted for 10% or more of the Company's total worldwide sales in the 2016 or 2014 fiscal years, the loss of a major printed circuit materials customer or of a group of customers could have a material adverse effect on the Company's business or consolidated results of operations or financial position.

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

15.	ACCOUNTING PRONOUNCEMENTS

Recently Adopted

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, as part of the FASB’s Simplification Initiative to identify, evaluate, and improve areas of U.S. GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users. The ASU simplifies the presentation of deferred income taxes under U.S. GAAP by requiring that all deferred tax assets and liabilities be classified as non-current. For public companies, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim reporting periods within those fiscal years. For all other entities, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2017 and interim reporting periods within fiscal years beginning after December 15, 2018. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company elected to early adopt this guidance retrospectively in the fourth quarter of the Company’s 2016 fiscal year, and the early adoption of this guidance did not impact the Company’s results of operations, cash flows or financial condition.

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

Recently Issued

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) intended to increase transparency and comparability among companies by requiring most leases to be included on the balance sheet and by expanding disclosure requirements. Effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Nonpublic business entities should apply the amendments for fiscal years beginning after December 15, 2019 (i.e., January 1, 2020, for a calendar year entity), and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted for all public business entities and all nonpublic business entities upon issuance. The Company is currently evaluating the impact that this new guidance may have on its consolidated results of operations, cash flows, financial position and disclosures.

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

In May 2014, the FASB issued Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. This guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and expands the related disclosure requirements. The new standard was originally scheduled to be effective for fiscal years beginning after December 15, 2016, including interim reporting periods within those fiscal years. In August 2015, the FASB delayed the effective date of this guidance for one year. With the delay, the new standard is effective for fiscal years beginning after December 15, 2017, and interim periods therein, with an option to adopt the standard on the originally scheduled effective date. The Company is currently evaluating the impact that this new guidance may have on its consolidated results of operations, cash flows, financial position and disclosures.

16. Subsequent Event

The Company announced on March 10, 2016 that its Board of Directors has authorized the Company’s purchase, on the open market or in privately negotiated transactions, of up to 1,000,000 additional shares of its common stock, in addition to the unused prior authorization to purchase shares of the Company’s common stock announced on January 8, 2015. As a result, the Company is authorized to purchase up to a total of 1,531,412 shares of its common stock, representing approximately 7.6% of the Company’s 20,234,671 total outstanding shares as of the close of business on May 6, 2016.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

Selected Quarterly Financial Data (Unaudited)

(Amounts in thousands, except per share amounts)

	Quarter
	First	Second	Third	Fourth

Fiscal 2016:

Net sales	$37,829	$37,947	$34,323	$35,756
Gross profit	11,367	10,361	10,297	10,727

Net earnings	4,777	4,569	4,109	4,574

Basic net earnings per share	$0.23	$0.23	$0.20	$0.23
Diluted net earnings per share	$0.23	$0.23	$0.20	$0.23

Weighted average common shares outstanding:
Basic	20,546	20,337	20,253	20,251
Diluted	20,565	20,340	20,253	20,251

Fiscal 2015:

Net sales	$48,817	$42,349	$34,679	$36,241
Gross profit	16,929	12,171	8,598	11,255

Net earnings	8,216	4,955	2,031	4,841

Basic net earnings per share	$0.39	$0.24	$0.10	$0.23
Diluted net earnings per share	$0.39	$0.24	$0.10	$0.23

Weighted average common shares outstanding:
Basic	20,880	20,925	20,947	20,896
Diluted	20,988	21,029	20,989	20,937

Earnings per share are computed separately for each quarter. Therefore, the sum of such quarterly per share amounts may differ from the total for each year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a)     Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of February 28, 2016, the end of the fiscal year covered by this annual report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such fiscal year, the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control–Integrated Framework (2013). Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of February 28, 2016.

The independent registered public accounting firm that audited the Company’s 2016 fiscal year financial statements included in this Annual Report on Form 10-K has issued an attestation report on the Company’s internal control over financial reporting as of February 28, 2016. That report appears in Item 9A(c) below.

(c)     Attestation Report of the Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders

Park Electrochemical Corp.

We have audited Park Electrochemical Corp. and subsidiaries’ internal control over financial reporting as of February 28, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Park Electrochemical Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Park Electrochemical Corp. and subsidiaries' internal control over financial reporting based on our audit.

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

In our opinion, Park Electrochemical Corp. and subsidiaries has maintained, in all material respects, effective internal control over financial reporting as of February 28, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of Park Electrochemical Corp. and subsidiaries as of February 28, 2016 and March 1, 2015 and for the years then ended and our report dated May 13, 2016, expressed an unqualified opinion thereon.

/s/ CohnReznick LLP

Jericho, New York

May 13, 2016

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

The information called for by this item (except for information as to the Company's executive officers, which information appears elsewhere in this Report) is incorporated by reference to the Company's definitive proxy statement for the 2016 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION.

The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2016 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2016 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2016 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

This information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2016 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
			Page

	(a)	Documents filed as a part of this Report:

	(1)	Financial Statements:

		The following Consolidated Financial Statements of the Company are included in Part II, Item 8:

		Reports of Independent Registered Public Accounting Firms	42

		Balance Sheets	44

		Statements of Operations	45

		Statements of Comprehensive Earnings (Loss)	46

		Statements of Shareholders' Equity	47

		Statements of Cash Flows	48

		Notes to Consolidated Financial Statements (1-16)	49

	(2)	Financial Statement Schedule:

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

Date: May 13, 2016	PARK ELECTROCHEMICAL CORP.

	By:	/s/ Brian E. Shore
Brian E. Shore,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian E. Shore	Chairman of the Board, Chief Executive
Brian E. Shore	Officer and Director (principal executive
	officer)	May 13, 2016

/s/ P. Matthew Farabaugh	Senior Vice President and Chief Financial
P. Matthew Farabaugh	Officer (principal financial officer)	May 13, 2016

/s/ Robert J. Yaniro	Vice President and Corporate Controller
Robert J. Yaniro	(principal accounting officer)	May 13, 2016

/s/ Dale Blanchfield	Director	May 13, 2016
Dale Blanchfield

/s/ Emily J. Groehl	Director	May 13, 2016
Emily J. Groehl

/s/ Carl W. Smith	Director	May 13, 2016
Carl W. Smith

/s/ Steven T. Warshaw	Director	May 13, 2016
Steven T. Warshaw

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Column C
Column A	Column B	Additions		Column D	Column E

Description	Balance at Beginning of Period	Costs and Expenses	Other	Reductions	Balance at End of Period

DEFERRED INCOME TAX ASSET VALUATION ALLOWANCE:

52 weeks ended February 28, 2016	$11,887,000	$29,100	$-	$(801,100)	$11,115,000
52 weeks ended March 1, 2015	$11,941,000	$123,000	$-	$(177,000)	$11,887,000
53 weeks ended March 2, 2014	$12,465,000	$330,000	$-	$(854,000)	$11,941,000

			Column D
Column A	Column B	Column C	Other		Column E

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Accounts Written Off (A)	Translation Adjustment	Balance at End of Period

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

52 weeks ended February 28, 2016	$396,000	$(2,000)	$(70,000)	$-	$324,000
52 weeks ended March 1, 2015	$416,000	$(5,000)	$(15,000)	$-	$396,000
52 weeks ended March 2, 2014	$423,000	$(7,000)	$-	$-	$416,000

(A) Uncollectible amounts, net of recoveries

EXHIBIT INDEX

Exhibit Numbers	Description

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

3.3

By-Laws, as amended July 22, 2014 (Reference is made to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2015, Commission File No. 1-4415, which is incorporated herein by reference.)

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

10.2(a)	Addendum dated June 12, 2000 to Lease dated December 12, 1989 between Nelco Products, Inc. and James Emmi regarding real property located at 1100 East Kimberly Avenue, Anaheim, California

Exhibit Numbers	Description

10.2(b)

Letter dated December 30, 2009 from Nelco Products, Inc. to James Emmi of Kimberly Development Co. exercising options to extend two Leases dated December 12, 1989 between Nelco Products, Inc. and James Emmi regarding real properties located at 1100 and 1107 East Kimberly Avenue, Anaheim, California (see Exhibits 10.1 and 10.2 hereto)

10.2(c)

Letter dated July 14, 2010 from Kimberly Development Corp. to Nelco Products, Inc. granting two additional options to extend two Leases dated December 12, 1989 between Nelco Products, Inc. and James Emmi regarding real properties located at 1100 and 1107 East Kimberly Avenue, Anaheim, California (see Exhibits 10.1 and 10.2 hereto)

10.2(d)

Letter dated February 10, 2015 from Nelco Products, Inc. to James Emmi of Kimberly Development Co. exercising options to extend two Leases dated December 12, 1989 between Nelco Products, Inc. and James Emmi regarding real properties located at 1100 and 1107 East Kimberly Avenue, Anaheim, California (see Exhibits 10.1 and 10.2 hereto)

10.3	Lease Agreement dated August 16, 2003, between Nelco Products, Inc. and TCLW/Fullerton regarding real property located at 1411 E. Orangethorpe Avenue, Fullerton, California

10.3(a)

Standard Lease Addendum dated April 22, 2015 between Nelco Products, Inc. and TCLW/Fullerton granting extensions of the Lease Agreement dated August 16, 2003 (see Exhibit 10.3 hereto) between Nelco Products, Inc. and TCLW/Fullerton regarding real property located at 14211 E. Orangethorpe Avenue, Fullerton, California

10.3(b)

First Amendment to Lease dated May 5, 2015 to Lease Agreement dated August 16, 2003 (see Exhibit 10.3 hereto) between Nelco Products, Inc. and TCLW/Fullerton regarding real property located at 1411 E. Orangethorpe Avenue, Fullerton, California

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

10.4(b)

Offer of Further Term of Lease dated March 23, 2011 between Nelco Products Pte. Ltd. and the Jurong Town Corporation and amendment dated March 24, 2011 offering extension of the Lease dated May 26, 1982 between Nelco Products Pte. Ltd. (lease was originally entered into by Kiln Tech-nique (Private) Limited, which subsequently assigned this lease to Nelco Products Pte. Ltd.) and the Jurong Town Corporation (see Exhibit 10.4 hereto)  regarding real property located at 4 Gul Crescent, Jurong, Singapore

10.5

Lease dated December 12, 1990 between Neltec, Inc. and NZ Properties, Inc. regarding real property located at 1420 W. 12th Place, Tempe, Arizona. (Reference is made to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1997, Commission File No. 1-4415, which is incorporated herein by reference.)

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

10.5(d)

Addendum to Lease, dated February 28, 2011 between Neltec, Inc. and NZ Properties, Inc. granting a five year extension and options for an additional three five year extensions of the Lease dated December 12, 1990 (see Exhibit 10.5 hereto) between Neltec, Inc. and NZ Properties, Inc. regarding real property located at 1420 W. 12th Place, Tempe, Arizona

10.6

Airport Ground Lease Agreement, dated October 15, 2007 between Park Aerospace Materials, Corp. and The Board of Commissioners of Harvey County, Kansas and the City of Newton, Kansas regarding real property located at the Newton City/County Airport

Exhibit Numbers	Description

10.7

2002 Stock Option Plan of the Company (Reference is made to Exhibit 10.01 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 1, 2002, Commission File No. 1-4415, which is incorporated herein by reference. This exhibit is a management contract or compensatory plan or arrangement.)

10.8

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

10.9

Credit Agreement by and among Park Electrochemical Corp., as Borrower, the Guarantors party thereto, and HSBC Bank USA, National Association, as Lender, dated as of January 15, 2016 and effective as of January 26, 2016, Amendment No. 1 to Credit Agreement dated as of March 11, 2016 and Amendment No. 2 to Credit Agreement dated as of April 5, 2016

14.1

Code of Ethics for Chief Executive Officer and Senior Financial Officers adopted on May 6, 2004 (Reference is made to Exhibit 14.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004, Commission File No. 1-4415, which is incorporated herein by reference.)

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm (CohnReznick LLP)

23.2	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP)

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended February 28, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at February 28, 2016 and March 1, 2015, (ii) Consolidated Statements of Operations for the years ended February 28, 2016, March 1, 2015 and March 2, 2014 (iii) Consolidated Statements of Comprehensive Earnings (Loss) for the years ended February 28, 2016, March 1, 2015 and March 2, 2014, (iv) Consolidated Statements of Shareholders’ Equity for the years ended February 28, 2016, March 1, 2015 and March 2, 2014, and (iv) Consolidated Statements of Cash Flows for the years ended February 28, 2016, March 1, 2015 and March 2, 2014 *+

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