Form 10-Q
period 2016-05-29
PARK ELECTROCHEMICAL CORP
filed 2016-07-08
CIK 76267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 29, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,234,671 as of July 5, 2016.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item I.     Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	May 29, 2016 (unaudited)	February 28, 2016*
ASSETS
Current assets:
Cash and cash equivalents	$106,860	$97,757
Marketable securities (Note 3)	135,544	139,668
Accounts receivable, less allowance for doubtful accounts of $324	18,420	22,583
Inventories (Note 4)	12,000	10,214
Prepaid expenses and other current assets	2,322	1,963
Total current assets	275,146	272,185

Property, plant and equipment, net	20,743	21,512
Goodwill and other intangible assets	9,833	9,833
Restricted cash (Note 5)	10,000	10,000
Other assets	1,281	1,247
Total assets	$317,003	$314,777

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt (Note 5)	$3,000	$3,000
Accounts payable	6,838	6,155
Accrued liabilities	5,211	4,580
Income taxes payable	3,464	2,943
Total current liabilities	18,513	16,678

Long-term debt (Note 5)	71,250	72,000
Deferred income taxes (Note 9)	43,937	43,937
Other liabilities	1,242	1,295
Total liabilities	134,942	133,910

Commitments and contingencies (Note 11)

Shareholders' equity (Note 8):
Common stock	2,096	2,096
Additional paid-in capital	166,750	166,398
Retained earnings	26,849	25,922
Accumulated other comprehensive earnings	1,386	1,471
	197,081	195,887
Less treasury stock, at cost	(15,020)	(15,020)
Total shareholders' equity	182,061	180,867
Total liabilities and shareholders' equity	$317,003	$314,777

*The balance sheet at February 28, 2016 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	13 Weeks Ended (Unaudited)
	May 29,	May 31,
	2016	2015
Net sales	$31,490	$37,829
Cost of sales	22,703	26,462
Gross profit	8,787	11,367
Selling, general and administrative expenses	5,337	5,801
Restructuring charges (Note 6)	70	124
Earnings from operations	3,380	5,442
Interest expense (Note 5)	333	369
Interest and other income	378	265
Earnings before income taxes	3,425	5,338
Income tax provision (Note 9)	475	561
Net earnings	$2,950	$4,777

Earnings per share (Note 7):
Basic earnings per share	$0.15	$0.23
Basic weighted average shares	20,235	20,546

Diluted earnings per share	$0.15	$0.23
Diluted weighted average shares	20,235	20,565

Dividends declared per share	$0.10	$0.10

See Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts in thousands)

	13 Weeks Ended (Unaudited)
	May 29,	May 31,
	2016	2015
Net earnings	$2,950	$4,777
Other comprehensive (loss) earnings, net of tax:
Foreign currency translation	(21)	55
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	80	103
Less: reclassification adjustment for gains included in net earnings	(148)	(3)
Unrealized losses on marketable securities:
Unrealized holding losses arising during the period	(13)	(31)
Less: reclassification adjustment for losses included in net earnings	17	-
Other comprehensive (loss) earnings	(85)	124
Total comprehensive earnings	$2,865	$4,901

See Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	13 Weeks Ended (Unaudited)
	May 29,	May 31,
	2016	2015
Cash flows from operating activities:
Net earnings	$2,950	$4,777
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	827	837
Stock-based compensation	352	419
Gain on sale of fixed assets	(15)	-
Provision for deferred income taxes	-	(10,860)
Amortization of bond premium	133	205
Changes in operating assets and liabilities	4,168	(1,196)
Net cash provided by (used in) operating activities	8,415	(5,818)

Cash flows from investing activities:
Purchase of property, plant and equipment	(41)	(176)
Proceeds from sales of property, plant and equipment	15	2,026
Purchases of marketable securities	(16,067)	(40,923)
Proceeds from sales and maturities of marketable securities	19,574	3,565
Net cash provided by (used in) investing activities	3,481	(35,508)

Cash flows from financing activities:
Dividends paid	(2,023)	(2,065)
Restricted cash (Note 5)	-	(25,000)
Proceeds from exercise of stock options	-	50
Payments of long-term debt	(750)	(2,500)
Purchase of treasury stock	-	(9,484)
Net cash used in financing activities	(2,773)	(38,999)

Increase (decrease) in cash and cash equivalents before effect of exchange rate changes	9,123	(80,325)
Effect of exchange rate changes on cash and cash equivalents	(20)	346
Increase (decrease) in cash and cash equivalents	9,103	(79,979)
Cash and cash equivalents, beginning of period	97,757	141,538
Cash and cash equivalents, end of period	$106,860	$61,559

Supplemental cash flow information:
Cash paid during the period for income taxes, net of refunds	$-	$11,310
Cash paid during the period for interest	$209	$206

See Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share (unless otherwise stated), per share and option amounts)

1.	CONSOLIDATED FINANCIAL STATEMENTS

The Condensed Consolidated Balance Sheet as of May 29, 2016, the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Earnings for the 13 weeks ended May 29, 2016 and May 31, 2015, and the Condensed Consolidated Statements of Cash Flows for the 13 weeks then ended have been prepared by Park Electrochemical Corp. (the “Company”), without audit. In the opinion of management, these unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at May 29, 2016 and the results of operations and cash flows for all periods presented. The Consolidated Statements of Operations are not necessarily indicative of the results to be expected for the full fiscal year or any subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2016. There have been no significant changes to such accounting policies during the 13 weeks ended May 29, 2016.

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

The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and any long-lived assets written down to fair value. To measure fair value of such assets, the Company uses Level 3 inputs consisting of techniques including an income approach and a market approach. The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the discounted cash flow analysis require the exercise of significant judgment, including judgment about appropriate discount rates, terminal values, growth rates and the amount and timing of expected future cash flows. There were no transfers between levels within the fair value hierarchy during the 13 weeks ended May 29, 2016. With respect to goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying value. If, based on that assessment, the Company believes it is more likely than not that the fair value is less than its carrying value, a two-step goodwill impairment test is performed. There have been no changes in events or circumstances which required impairment charges to be recorded during the 13 weeks ended May 29, 2016.

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

The following is a summary of available-for-sale securities:

	May 29, 2016
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$114,111	$114,111	$-	$-
U.S. corporate debt securities	21,433	21,433	-	-
Total marketable securities	$135,544	$135,544	$-	$-

	February 28, 2016
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$118,194	$118,194	$-	$-
U.S. corporate debt securities	21,474	21,474	-	-
Total marketable securities	$139,668	$139,668	$-	$-

The following table shows the amortized cost basis of, and gross unrealized gains and losses on, the Company’s available-for-sale securities:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses

May 29, 2016:
U.S. Treasury and other government securities	$113,931	$287	$107

U.S. corporate debt securities	21,476	-	43
Total marketable securities	$135,407	$287	$150

February 28, 2016:
U.S. Treasury and other government securities	$117,897	$372	$74

U.S. corporate debt securities	21,554	-	81
Total marketable securities	$139,451	$372	$155

The estimated fair values of such securities at May 29, 2016 by contractual maturity are shown below:

Due in one year or less	$42,003
Due after one year through five years	93,541
$135,544

4.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company writes down its inventory for estimated obsolescence or unmarketability based upon the age of the inventory and assumptions about future demand for the Company's products and market conditions. Inventories consisted of the following:

	May 29,	February 28,
	2016	2016
Inventories:

Raw materials	$6,607	$5,462
Work-in-process	2,269	2,215
Finished goods	2,792	2,172
Manufacturing supplies	332	365
	$12,000	$10,214

5.	LONG-TERM DEBT

On February 12, 2014, the Company entered into a four-year amended and restated revolving credit facility agreement (the “Amended Credit Agreement”) with PNC Bank, National Association (“PNC Bank”). The Amended Credit Agreement provided for loans up to $104,000 to the Company and letters of credit up to $2,000 for the account of the Company. Through January 15, 2016, the Company had borrowed $52,000 to finance a special dividend paid to shareholders of the Company in the 2014 fiscal year fourth quarter and an additional $52,000 to continue the loan that was provided under a prior credit agreement with PNC Bank, and PNC Bank had issued two standby letters of credit for the account of the Company in the total amount of $1,075 to secure the Company’s obligations under its workers’ compensation insurance program. During the 2016 fiscal year, the Company made principal payments of $10,000 in accordance with the Amended Credit Agreement.

On January 15, 2016, the Company entered into a three-year revolving credit facility agreement (the “Credit Agreement”) with HSBC Bank USA, National Association (“HSBC Bank”). This Credit Agreement replaced the Amended Credit Agreement that the Company entered into with PNC Bank in February 2014 described in the preceding paragraph. The Credit Agreement provides for loans up to $75,000 and letters of credit up to $2,000. The $75,000 is payable in twelve quarterly installments of $750 each, beginning in March 2016, with the remaining amount outstanding under the Credit Agreement payable on January 26, 2019.

Borrowings under the Credit Agreement bear interest at a rate equal to, at the Company’s option, either (a) a fluctuating rate per annum (computed on the basis of a year of 365 or 366 days, as the case may be, and actual days elapsed) equal to the Base Rate (as defined in the Credit Agreement), such interest rate to change automatically from time to time effective as of the effective date of each change in the Base Rate or (b) a rate per annum (computed on the basis of a year of 360 days and actual days elapsed) equal to the one, two, three or six month LIBOR plus 1.15%. Under the Credit Agreement, the Company is also obligated to pay to HSBC Bank a nonrefundable commitment fee equal to 0.10% per annum (computed on the basis of a year of 360 days and actual days elapsed) multiplied by the average daily difference between the amount of (i) the revolving credit commitment plus the letter of credit facility and (ii) the revolving facility usage, payable quarterly in arrears.

The Credit Agreement contains certain customary affirmative and negative covenants, including customary financial covenants. The covenants under the Credit Agreement require the Company to (a) maintain a gross leverage charge ratio not to exceed 3.75 to 1.00 beginning with the fiscal quarter first ending after January 26, 2016 and continuing thereafter, (b) maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 beginning with the fiscal quarter first ending after January 26, 2016 and continuing thereafter, and (c) maintain a minimum quick ratio of 2.00 to 1.00 beginning with the fiscal quarter first ending after January 26, 2016 and continuing thereafter. In addition, the Company must maintain minimum domestic liquid assets of $10,000 in cash held at all times in a domestic deposit account.

At May 29, 2016, $74,250 of indebtedness was outstanding under the Credit Agreement with an interest rate of 1.67%. Interest expense recorded under the Credit Agreement and the Amended Credit Agreement was $333 and $369 during the 13-week periods ended May 29, 2016 and May 31, 2015, respectively.

6.	RESTRUCTURING CHARGES

During the 2013 fiscal year, the Company closed its Nelco Technology (Zhuhai FTZ) Ltd. business unit located in Zhuhai, China. The Nelco Technology (Zhuhai FTZ) Ltd. building was sold for $2,026 during the first quarter of the 2016 fiscal year. There was no gain or loss on the sale of the building, since the carrying value of the building was equal to the selling price. The Company paid $0 and $37 during the 13-week periods ended May 29, 2016 and May 31, 2015, respectively, of additional pre-tax charges related to such closure.

The Company recorded additional restructuring charges of $70 and $87 during the 13-week periods ended May 29, 2016 and May 31, 2015, respectively, related to the closure in the 2009 fiscal year of the Company’s New England Laminates Co., Inc. business unit located in Newburgh, New York. The New England Laminates Co., Inc. building in Newburgh, New York is held for sale. In the 2004 fiscal year, the Company reduced the book value of the building to zero, and the Company intends to sell it during the 2017 fiscal year.

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

The following table sets forth the calculation of basic and diluted earnings per share:

	13 Weeks Ended
	May 29, 2016	May 31, 2015

Net earnings	$2,950	$4,777

Weighted average common shares outstanding for basic EPS	20,235,000	20,546,000
Net effect of dilutive options	-	19,000
Weighted average shares outstanding for diluted EPS	20,235,000	20,565,000

Basic earnings per share	$0.15	$0.23

Diluted earnings per share	$0.15	$0.23

Potentially dilutive securities, which were not included in the computation of diluted earnings per share because either the effect would have been anti-dilutive or the options’ exercise prices were greater than the average market price of the common stock, were 1,025,000 and 698,000 for the 13 weeks ended May 29, 2016 and May 31, 2015, respectively.

8.	SHAREHOLDERS’ EQUITY

On January 8, 2015, the Company announced that its Board of Directors authorized the Company’s purchase, on the open market and in privately negotiated transactions, of up to 1,250,000 shares of its common stock, representing approximately 6% of the Company’s 20,945,634 total outstanding shares as of the close of business on January 7, 2015. This authorization superseded all prior Board of Directors’ authorizations to purchase shares of the Company’s common stock.

On March 10, 2016, the Company announced that its Board of Directors authorized the Company’s purchase, on the open market and in privately negotiated transactions, of up to 1,000,000 additional shares of its common stock, in addition to the unused prior authorization to purchase shares of the Company’s common stock announced on January 8, 2015. As a result, the Company is authorized to purchase up to a total of 1,531,412 shares of its common stock, representing approximately 7.6% of the Company’s 20,234,671 total outstanding shares as of the close of business on May 6, 2016.

The Company did not purchase any shares of its common stock during the 13 weeks ended May 29, 2016 and purchased 444,834 shares during the 13 weeks ended May 31, 2015.

9.	INCOME TAXES

The Company’s effective tax rates for the 13 weeks ended May 29, 2016 was 13.9% compared to 10.5% for the 13 weeks ended May 31, 2015. The effective tax rates for the 13 weeks ended May 29, 2016 and May 31, 2015 were lower than the United States Federal income tax rate primarily due to portions of taxable income in jurisdictions with lower effective income tax rates and larger foreign tax incentives.

The Company continuously evaluates the liquidity and capital requirements of its operations in the United States and of its foreign operations. As a result of such evaluation during the 2014 fiscal year, the Company recorded a non-cash charge for the accrual of U.S. deferred income taxes in the amount of $63,958 on undistributed earnings of the Company’s subsidiary in Singapore. In the 2016 fiscal year, the Company repatriated $61,000 to the United States and paid income taxes of $10,682 to the respective tax authorities.

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

Financial information regarding the Company’s operations by geographic region is as follows:

	13 Weeks Ended
	May 29, 2016	May 31, 2015
Sales:

North America	$16,837	$18,315
Asia	12,147	17,234
Europe	2,506	2,280
Total sales	$31,490	$37,829

	May 29, 2016	February 28, 2016
Long-lived assets:

North America	$22,379	$22,846
Asia	9,204	9,478
Europe	274	268
Total long-lived assets	$31,857	$32,592

11.	CONTINGENCIES

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

The total costs incurred by the Company and its subsidiaries in connection with these sites, including legal fees incurred by the Company and its subsidiaries and their assessed share of remediation costs and excluding amounts expected to be reimbursed by insurance carriers, were approximately $1 and $1 during the 13 weeks ended May 29, 2016 and May 31, 2015, respectively. The Company had no recorded liabilities for environmental matters for the 13 weeks ended May 29, 2016 and May 31, 2015.

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

Included in selling, general and administrative expenses are charges for actual expenditures and accruals, based on estimates, for certain environmental matters described above. The Company accrues estimated costs associated with known environmental matters, when such costs can be reasonably estimated and when the outcome appears probable. The Company believes that the ultimate disposition of known environmental matters will not have a material adverse effect on the Company’s results of operations, cash flows or financial position.

12.	ACCOUNTING PRONOUNCEMENTS

Recently Issued

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) intended to increase transparency and comparability among companies by requiring most leases to be included on the balance sheet and by expanding disclosure requirements, effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities upon issuance. The Company is currently evaluating the impact that this new guidance may have on its consolidated results of operations, cash flows, financial position and disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, intended to simplify the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation for debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. In August 2015, the FASB issued ASU No. 2015-15, Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcements at the June 2015 EITF Meeting. ASU No. 2015-15 amends Subtopic 835-30 to include that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of debt issuance costs over the term of the line-of-credit arrangement, whether or not there are any outstanding borrowings on the line-of-credit arrangement. This guidance is effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2015. This guidance did not have a material impact on the Company’s consolidated results of operations, cash flows, financial position or disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. This guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and expands the related disclosure requirements. The new standard was originally scheduled to be effective for fiscal years beginning after December 15, 2016, including interim reporting periods within those fiscal years. In August 2015, the FASB delayed the effective date of this guidance for one year. With the delay, the new standard is effective for fiscal years beginning after December 15, 2017, and interim periods therein, with an option to adopt the standard on the originally scheduled effective date. The Company is currently evaluating the impact that this new guidance may have on its consolidated results of operations, cash flows, financial position and disclosures.

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

Financial Overview

The Company's total net sales worldwide in the 13 weeks ended May 29, 2016 were 17% lower than in the 13 weeks ended May 31, 2015 principally as a result of lower sales of the Company’s printed circuit materials products in Asia and lower sales of the Company’s aerospace composite materials, parts and assemblies products. The Company’s total net sales worldwide in the 13 weeks ended May 29, 2016 were 12% lower than in the 13 weeks ended February 28, 2016 principally as a result of lower sales of the Company’s aerospace composite materials in North America and lower sales of the Company’s printed circuit materials products in Asia.

The Company’s gross profit margin, measured as a percentage of sales, decreased to 27.9% in the 13 weeks ended May 29, 2016 from 30.0% in the 13 weeks ended May 31, 2015 principally as a result of lower sales and production levels of its printed circuit materials products in Asia.

The Company’s earnings from operations and net earnings were both 38% lower in the 13 weeks ended May 29, 2016 than in last fiscal year’s comparable period, primarily as a result of the aforementioned lower sales and decrease in the gross profit margin. Earnings from operations in the 13 weeks ended May 29, 2016 included pre-tax restructuring charges of $70,000 in connection with the closure in fiscal year 2009 of the New England Laminates Co., Inc. facility located in Newburgh, New York. Earnings from operations in the 13 weeks ended May 31, 2015 included pre-tax restructuring charges of $124,000 related to the aforementioned facility closure and the closure in fiscal year 2013 of the Nelco Technology (Zhuhai FTZ) Ltd. facility located in Zhuhai, China.

The global markets for the Company’s products continue to be very difficult to forecast, and it is not clear to the Company what the demand for the Company’s products will be in the remainder of the 2017 fiscal year or beyond.

Results of Operations:

The following table provides the components of the consolidated statements of operations:

	13 Weeks Ended
	May 29,	May 31,		%
(amounts in thousands, except per share amounts)	2016	2015	Change	Change
Net sales	$31,490	$37,829	$(6,339)	(17)%
Cost of sales	22,703	26,462	(3,759)	(14)%
Gross profit	8,787	11,367	(2,580)	(23)%
Selling, general and administrative expenses	5,337	5,801	(464)	(8)%
Restructuring charges	70	124	(54)	(44)%
Earnings from operations	3,380	5,442	(2,062)	(38)%
Interest expense	333	369	(36)	(10)%
Interest income	378	265	113	43%
Earnings before income taxes	3,425	5,338	(1,913)	(36)%
Income tax provision	475	561	(86)	(15)%
Net earnings	$2,950	$4,777	$(1,827)	(38)%

Earnings per share:
Basic earnings per share	$0.15	$0.23	$(0.08)	(35)%

Diluted earnings per share	$0.15	$0.23	$(0.08)	(35)%

Net Sales

The Company’s total net sales worldwide in the 13 weeks ended May 29, 2016 decreased to $31.5 million from $37.8 million in the 13 weeks ended May 31, 2015, primarily as a result of lower sales of the Company’s printed circuit materials products in Asia and lower sales of the Company’s aerospace composite materials.

The Company’s total net sales of its printed circuit materials products were $23.8 million in the 13 weeks ended May 29, 2016, or 76% of the Company’s total net sales worldwide in such period, compared to $28.1 million in the 13 weeks ended May 31, 2015, or 74% of the Company’s total net sales worldwide in such period. The Company’s total net sales of its aerospace composite materials, parts and assemblies products were $7.7 million in the 13 weeks ended May 29, 2016, or 24% of the Company’s total net sales worldwide in such period, compared to $9.7 million in the 13 weeks ended May 31, 2015, or 26% of the Company’s total net sales worldwide in such period.

The Company's foreign sales were $14.7 million in the 13 weeks ended May 29, 2016, or 47% of the Company's total net sales worldwide in such period, compared with $19.5 million of foreign sales, or 52% of total net sales worldwide in last fiscal year's comparable period. The Company’s foreign sales in the 13-week period ended May 29, 2016 decreased 25% from last fiscal year’s comparable period, primarily due to lower sales in Asia.

In the 13 weeks ended May 29, 2016, the Company’s sales in North America, Asia and Europe were 53%, 39% and 8%, respectively, of the Company’s total net sales worldwide compared to 48%, 46% and 6%, respectively, in the 13 weeks ended May 31, 2015. The Company’s sales in North America decreased 8%, its sales in Asia decreased 30% and its sales in Europe increased 10% in the 13-week period ended May 29, 2016 compared to the 13-week period ended May 31, 2015.

During the 13 weeks ended May 29, 2016 and May 31, 2015, the Company’s sales of its high performance printed circuit materials were 94% of the Company’s total net sales worldwide of printed circuit materials.

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

Gross Profit

The Company’s gross profit in the 13 weeks ended May 29, 2016 was lower than the gross profit in the prior year’s comparable period, and the gross profit as a percentage of sales for the Company’s worldwide operations in the 13 weeks ended May 29, 2016 decreased to 27.9% from 30.0% in the 13 weeks ended May 31, 2015, primarily due to lower sales and production levels of its printed circuit materials products in Asia.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $464,000 during the 13 weeks ended May 29, 2016, or by 8%, compared to last fiscal year's comparable period, and these expenses, measured as a percentage of sales, were 16.9% and 15.3% in the 13 weeks ended May 29, 2016 and May 31, 2015, respectively. The decrease in such expenses during the 13 weeks ended May 29, 2016 was primarily the result of lower shipping expenses due to the decrease in sales and lower payroll and payroll related expenses.

Selling, general and administrative expenses included stock option expenses of $352,000 and $419,000 for the 13 weeks ended May 29, 2016 and May 31, 2015, respectively.

Restructuring Charges

In the 13 weeks ended May 29, 2016 and May 31, 2015, the Company recorded pre-tax restructuring charges of $70,000 and $124,000, respectively, in connection with the closures in prior years of its facilities located in Zhuhai, China and Newburgh, New York.

Earnings from Operations

For the reasons set forth above, the Company's earnings from operations were $3.4 million for the 13 weeks ended May 29, 2016, which included the aforementioned restructuring charge of $70,000, compared to $5.4 million for the 13 weeks ended May 31, 2015, which included the aforementioned restructuring charge of $124,000.

Interest Expense

Interest expense in the 13 weeks ended May 29, 2016 related to the Company’s outstanding borrowings under the three-year revolving credit facility agreement that the Company entered into with HSBC Bank in the fourth quarter of the 2016. The agreement provides for an interest rate on the outstanding loan balance of LIBOR plus 1.15%. Other interest rate options are available to the Company under the agreement. See “Liquidity and Capital Resources” elsewhere in this Item 2 and Note 5 of the Notes to Consolidated Financial Statements included elsewhere in this Report for additional information.

Interest Income

Interest income was $378,000 and $265,000 for the 13 weeks ended May 29, 2016 and May 31, 2015, respectively. Interest income increased 43% for the 13 weeks ended May 29, 2016, primarily as a result of higher weighted average interest rates and larger average balances of marketable securities held by the Company in the 13 weeks ended May 29, 2016 compared with last fiscal year's comparable period. During the 13 weeks ended May 29, 2016, the Company earned interest income principally from its investments, which were primarily in short-term instruments and money market funds.

Income Tax Provision

The Company's effective income tax rate for the 13 weeks ended May 29, 2016 was 13.9% compared to 10.5% for the 13 weeks ended May 31, 2015. The effective tax rate for the 13 weeks ended May 29, 2016 was lower than the effective tax rate for the 13 weeks ended May 31, 2015, primarily due to higher portions of taxable income in jurisdictions with lower effective income tax rates and larger foreign tax incentives in the 13 weeks ended May 29, 2016.

Net Earnings

For the reasons set forth above, the Company's net earnings for the 13 weeks ended May 29, 2016 were $3.0 million, including the pre-tax restructuring charge described above, compared to net earnings of $4.8 million for the 13 weeks ended May 31, 2015, including the pre-tax restructuring charge described above.

Basic and Diluted Earnings Per Share

Basic and diluted earnings per share for the 13 weeks ended May 29, 2016 were $0.15, including the pretax restructuring charge described above, compared to a basic and diluted earnings per share of $0.23 for the 13 weeks ended May 31, 2015, including the pretax restructuring charge described above. The net impact of the items described above was to reduce basic and diluted earnings per share by $0.00 and $0.01 in the 13 weeks ended May 29, 2016 and May 31, 2015, respectively.

Liquidity and Capital Resources:

(amounts in thousands)	May 29,	February 28,	Increase
	2016	2016
Cash and marketable securities	$242,404	$237,425	$4,979
Restricted cash	10,000	10,000	-
Working capital	256,633	255,507	1,126

	13 Weeks Ended
(amounts in thousands)	May 29,	May 31,	Increase
	2016	2015
Net cash provided by (used in) operating activities	$8,415	$(5,818)	$14,233
Net cash provided by (used in) investing activities	3,481	(35,508)	38,989
Net cash used in financing activities	(2,773)	(38,999)	36,226

Cash and Marketable Securities

Of the $252.4 million of cash, marketable securities and restricted cash at May 29, 2016, $237.4 million was owned by certain of the Company’s wholly owned foreign subsidiaries. The Company believes it has sufficient liquidity to fund its operating activities through the end of the 2017 fiscal year and for the foreseeable future thereafter.

The change in cash, marketable securities and restricted cash at May 29, 2016 compared to February 28, 2016 was the result of cash used in operating activities and a number of additional factors. The significant changes in cash flows from operating activities were as follows:

●	accounts receivable decreased 18% due to lower sales in the quarter ended May, 29, 2016 than in the quarter ended February 28, 2016;

●	inventories increased by 17% at May 29, 2016 compared to February 28, 2016, primarily due to increases in raw materials and finished goods principally due to the timing of purchases and shipments; and

●	accounts payable increased by 11% at May 29, 2016 compared to February 28, 2016, primarily due to the timing of vendor payments and raw material purchases from suppliers.

In addition, the Company paid $2.0 million and $2.1 million in cash dividends in the 13 weeks ended May 29, 2016 and May 31, 2015, respectively. During the 13 weeks ended May 29, 2016, the Company also made a $750,000 principal payment on its long-term debt.

Working Capital

The increase in working capital at May 29, 2016 compared to February 28, 2016 was due principally to increases in cash and marketable securities and inventories, partially offset by increases in accounts payable, accrued liabilities and income taxes payable and a decrease in accounts receivable.

The Company's current ratio (the ratio of current assets to current liabilities) was 14.9 to 1 at May 29, 2016 compared to 16.3 to 1 at February 28, 2016.

Cash Flows

During the 13 weeks ended May 29, 2016, the Company's net earnings, before depreciation and amortization, stock-based compensation and amortization of bond premium, were $4.3 million. Such earnings were increased by changes in operating assets and liabilities of $4.1 million, resulting in $8.4 million of cash provided by operating activities. During the same 13-week period, the Company expended $41,000 for the purchase of property, plant and equipment, compared with $176,000 during the 13 weeks ended May 31, 2015.  The Company paid $2.0 million and $2.1 million in cash dividends in the 13 weeks ended May 29, 2016 and May 31, 2015, respectively.  In addition, during the 13-week period ended May 29, 2016, the Company made a $750,000 principal payment on its long-term debt.

Debt

At May 29, 2016 and February 28, 2016, the Company had $74.3 million and $75.0 million of bank debt, respectively. In the fourth quarter of 2016, the Company entered into a three-year revolving credit facility agreement (the “Credit Agreement”) with HSBC Bank. The Credit Agreement provides for loans up to $75.0 million to the Company and letters of credit up to $2.0 million for the account of the Company, and subject to the terms and conditions of the Credit Agreement, an interest rate on the outstanding loan balance of LIBOR plus 1.15%. The Credit Agreement contains certain customary affirmative and negative covenants and customary financial covenants. In the event that the Company breaches a covenant that is deemed to be a default under the Credit Agreement requiring prepayment of the outstanding borrowings, the Company has sufficient liquidity to prepay the outstanding amount, as well as any related income taxes for potentially repatriated funds, at any time, and such prepayment would not have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial position. For additional information, see Note 5 of the Notes to Consolidated Financial Statements included elsewhere in this Report.

Other Liquidity Factors

The Company believes its financial resources will be sufficient, through the end of fiscal year 2017 and for the foreseeable future thereafter, to provide for continued investment in working capital and property, plant and equipment and for general corporate purposes. The Company’s financial resources are also available for purchases of the Company's common stock, appropriate acquisitions and other expansions of the Company's business.

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

The Company’s critical accounting policies that are important to the Consolidated Financial Statements and that entail, to a significant extent, the use of estimates and assumptions and the application of management’s judgment are described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2016. There have been no significant changes to such accounting policies during the 2017 fiscal year first quarter.

Contingencies:

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

Factors That May Affect Future Results.

Certain portions of this Report which do not relate to historical financial information may be deemed to constitute forward-looking statements that are subject to various factors which could cause actual results to differ materially from the Company’s expectations or from results which might be projected, forecasted, estimated or budgeted by the Company in forward-looking statements. Such factors include, but are not limited to, general conditions in the electronics and aerospace industries, the Company's competitive position, the status of the Company's relationships with its customers, economic conditions in international markets, the cost and availability of raw materials, transportation and utilities, and the various factors set forth in Item 1A “Risk Factors” and under the caption "Factors That May Affect Future Results" after Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2016.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

The Company's market risk exposure at May 29, 2016 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended February 28, 2016.

Item 4.     Controls and Procedures.

(a)     Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of May 29, 2016, the end of the quarterly fiscal period covered by this quarterly report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes in the risk factors as previously disclosed in the Company’s Form 10-K Annual Report for the fiscal year ended February 28, 2016.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to shares of the Company's common stock acquired by the Company during each month included in the Company’s 2017 fiscal year first quarter ended May 29, 2016.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

February 29 - March 29	0	$-	0

March 30 - April 29	0	$-	0

April 30 - May 29	0	$-	0

Total	0	$-	0	1,531,412 (a)

(a)

Aggregate number of shares available to be purchased by the Company pursuant to share purchase authorizations announced on January 8, 2015 and March 10, 2016. Pursuant to such authorizations, the Company is authorized to purchase its shares from time to time on the open market or in privately negotiated transactions.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 29, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at May 29, 2016 (unaudited) and February 28, 2016; (ii) Consolidated Statements of Operations for the 13 weeks ended May 29, 2016 and May 31, 2015 (unaudited); (iii) Consolidated Statements of Comprehensive Earnings for the 13 weeks ended May 29, 2016 and May 31, 2015 (unaudited); and (iv) Condensed Consolidated Statements of Cash Flows for the 13 weeks ended May 29, 2016 and May 31, 2015 (unaudited). * +

*     Filed electronically herewith.

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

Park Electrochemical Corp.
(Registrant)

/s/ Brian E. Shore
Date: July 8, 2016	Brian E. Shore
Chief Executive Officer
(principal executive officer)

/s/ P. Matthew Farabaugh
Date: July 8, 2016	P. Matthew Farabaugh
Senior Vice President and Chief Financial Officer
(principal financial officer)
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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 29, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at May 29, 2016 (unaudited) and February 28, 2016; (ii) Consolidated Statements of Operations for the 13 weeks ended May 29, 2016 and May 31, 2015 (unaudited); (iii) Consolidated Statements of Comprehensive Earnings for the 13 weeks ended May 29, 2016 and May 31, 2015 (unaudited); and (iv) Condensed Consolidated Statements of Cash Flows for the 13 weeks ended May 29, 2016 and May 31, 2015 (unaudited). * +

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