Form 10-Q
period 2016-08-28
PARK ELECTROCHEMICAL CORP
filed 2016-10-07
CIK 76267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 28, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,234,671 as of October 3, 2016.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item I.     Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	August 28, 2016 (unaudited)	February 28, 2016*

ASSETS
Current assets:
Cash and cash equivalents	$103,438	$97,757
Marketable securities (Note 3)	136,268	139,668
Accounts receivable, less allowance for doubtful accounts of $326 and $324, respectively	18,369	22,583
Inventories (Note 4)	11,749	10,214
Prepaid expenses and other current assets	2,292	1,963
Total current assets	272,116	272,185

Property, plant and equipment, net	19,969	21,512
Goodwill and other intangible assets	9,833	9,833
Restricted cash (Note 5)	10,000	10,000
Other assets	1,328	1,247
Total assets	$313,246	$314,777

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt (Note 5)	$3,000	$3,000
Accounts payable	4,936	6,155
Accrued liabilities	5,304	4,580
Income taxes payable	2,164	2,943
Total current liabilities	15,404	16,678

Long-term debt (Note 5)	70,500	72,000
Deferred income taxes (Note 9)	43,937	43,937
Other liabilities	1,024	1,295
Total liabilities	130,865	133,910

Commitments and contingencies (Note 11)

Shareholders' equity (Note 8):
Common stock	2,096	2,096
Additional paid-in capital	167,102	166,398
Retained earnings	26,806	25,922
Accumulated other comprehensive earnings	1,397	1,471
	197,401	195,887
Less treasury stock, at cost	(15,020)	(15,020)
Total shareholders' equity	182,381	180,867
Total liabilities and shareholders' equity	$313,246	$314,777

*The balance sheet at February 28, 2016 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	13 Weeks Ended (Unaudited)		26 Weeks Ended (Unaudited)
	August 28,	August 30,	August 28,	August 30,
	2016	2015	2016	2015

Net sales	$29,058	$37,947	$60,548	$75,776
Cost of sales	21,824	27,586	44,527	54,048
Gross profit	7,234	10,361	16,021	21,728
Selling, general and administrative expenses	5,110	5,009	10,447	10,810
Restructuring charges (Note 6)	23	91	93	215
Earnings from operations	2,101	5,261	5,481	10,703
Interest expense (Note 5)	334	356	667	725
Interest and other income	369	317	747	582
Earnings before income taxes	2,136	5,222	5,561	10,560
Income tax provision (Note 9)	155	653	630	1,214
Net earnings	$1,981	$4,569	$4,931	$9,346

Earnings per share (Note 7):
Basic earnings per share	$0.10	$0.23	$0.24	$0.46
Basic weighted average shares	20,235	20,337	20,235	20,442

Diluted earnings per share	$0.10	$0.23	$0.24	$0.46
Diluted weighted average shares	20,235	20,340	20,235	20,453

Dividends declared per share	$0.10	$0.10	$0.20	$0.20

See Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts in thousands)

	13 Weeks Ended (Unaudited)		26 Weeks Ended (Unaudited)
	August 28,	August 30,	August 28,	August 30,
	2016	2015	2016	2015

Net earnings	$1,981	$4,569	$4,931	$9,346
Other comprehensive earnings (loss), net of tax:
Foreign currency translation	26	8	5	63
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	11	14	11	29
Less: reclassification adjustment for gains included in net earnings	-	(3)	(55)	(6)
Unrealized losses on marketable securities:
Unrealized holding losses arising during the period	(45)	(128)	(69)	(71)
Less: reclassification adjustment for losses included in net earnings	19	3	34	3
Other comprehensive earnings (loss)	11	(106)	(74)	18
Total comprehensive earnings	$1,992	$4,463	$4,857	$9,364

See Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	26 Weeks Ended (Unaudited)
	August 28,	August 30,
	2016	2015
Cash flows from operating activities:
Net earnings	$4,931	$9,346
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,652	1,677
Stock-based compensation	704	841
Provision for deferred income taxes	-	(10,860)
Amortization of bond premium	278	454
Changes in operating assets and liabilities	1,252	523
Net cash provided by operating activities	8,817	1,981

Cash flows from investing activities:
Purchase of property, plant and equipment	(94)	(226)
Proceeds from sales of property, plant and eqipment	-	2,026
Purchases of marketable securities	(27,102)	(49,388)
Proceeds from sales and maturities of marketable securities	29,478	39,005
Net cash provided by (used in) investing activities	2,282	(8,583)

Cash flows from financing activities:
Dividends paid	(4,047)	(4,104)
Restricted cash (Note 5)	-	(25,000)
Proceeds from exercise of stock options	-	50
Payments of long-term debt	(1,500)	(5,000)
Purchase of treasury stock	-	(11,925)
Net cash used in financing activities	(5,547)	(45,979)

Increase (decrease) in cash and cash equivalents before effect of exchange rate changes	5,552	(52,581)
Effect of exchange rate changes on cash and cash equivalents	129	422
Increase (decrease) in cash and cash equivalents	5,681	(52,159)
Cash and cash equivalents, beginning of period	97,757	141,538
Cash and cash equivalents, end of period	$103,438	$89,379

Supplemental cash flow information:
Cash paid during the period for income taxes, net of refunds	$1,763	$12,859
Cash paid during the period for interest	$653	$410

See Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share (unless otherwise stated), per share and option amounts)

1.	CONSOLIDATED FINANCIAL STATEMENTS

The Condensed Consolidated Balance Sheet as of August 28, 2016, the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Earnings for the 13 weeks and 26 weeks ended August 28, 2016 and August 30, 2015 and the Condensed Consolidated Statements of Cash Flows for the 26 weeks then ended have been prepared by Park Electrochemical Corp. (the “Company”), without audit. In the opinion of management, these unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at August 28, 2016 and the results of operations and cash flows for all periods presented. The Consolidated Statements of Operations are not necessarily indicative of the results to be expected for the full fiscal year or any subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2016. There have been no significant changes to such accounting policies during the 26 weeks ended August 28, 2016.

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

The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and any long-lived assets written down to fair value. To measure fair value of such assets, the Company uses Level 3 inputs consisting of techniques including an income approach and a market approach. The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the discounted cash flow analysis require the exercise of significant judgment, including judgment about appropriate discount rates, terminal values, growth rates and the amount and timing of expected future cash flows. There were no transfers between levels within the fair value hierarchy during the 26 weeks ended August 28, 2016 and August 30, 2015. With respect to goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying value. If, based on that assessment, the Company believes it is more likely than not that the fair value is less than its carrying value, a two-step goodwill impairment test is performed. There have been no changes in events or circumstances which required impairment charges to be recorded during the 26 weeks ended August 28, 2016.

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

The following is a summary of available-for-sale securities:

	August 28, 2016
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$115,770	$115,770	$-	$-
U.S. corporate debt securities	20,498	20,498	-	-
Total marketable securities	$136,268	$136,268	$-	$-

	February 28, 2016
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$118,194	$118,194	$-	$-
U.S. corporate debt securities	21,474	21,474	-	-
Total marketable securities	$139,668	$139,668	$-	$-

The following table shows the amortized cost basis of, and gross unrealized gains and losses on, the Company’s available-for-sale securities:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses

August 28, 2016:
U.S. Treasury and other government securities	$115,655	$298	$183

U.S. corporate debt securities	20,517	4	23
Total marketable securities	$136,172	$302	$206

February 28, 2016:
U.S. Treasury and other government securities	$117,897	$372	$74

U.S. corporate debt securities	21,554	-	81
Total marketable securities	$139,451	$372	$155

The estimated fair values of such securities at August 28, 2016 by contractual maturity are shown below:

Due in one year or less	$67,498
Due after one year through five years	68,770
$136,268

4.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company writes down its inventory for estimated obsolescence or unmarketability based upon the age of the inventory and assumptions about future demand for the Company's products and market conditions. Inventories consisted of the following:

	August 28,	February 28,
	2016	2016

Inventories:

Raw materials	$6,844	$5,462
Work-in-process	2,169	2,215
Finished goods	2,455	2,172
Manufacturing supplies	281	365
	$11,749	$10,214

5.	LONG-TERM DEBT

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

At August 28, 2016, $73,500 of indebtedness was outstanding under the Credit Agreement with an interest rate of 1.75%. Interest expense recorded under the Credit Agreement and the Amended Credit Agreement was $334 and $667 during the 13-week and 26-week periods ended August 28, 2016, respectively, and $356 and $725 during the 13-week and 26-week periods ended August 30, 2015, respectively.

6.	RESTRUCTURING CHARGES

During the 2013 fiscal year, the Company closed its Nelco Technology (Zhuhai FTZ) Ltd. business unit located in Zhuhai, China. The Nelco Technology (Zhuhai FTZ) Ltd. building was sold for $2,026 during the first quarter of the 2016 fiscal year. There was no gain or loss on the sale of the building, since the carrying value of the building was equal to the selling price. The Company paid $0 and $38 during the 13 weeks ended August 28, 2016 and August 30, 2015, respectively, and $0 and $75 during the 26 weeks ended August 28, 2016 and August 30, 2015, respectively, of additional pre-tax charges related to such closure.

The Company recorded additional restructuring charges of $23 and $53 during the 13 weeks ended August 28, 2016 and August 30, 2015, respectively, and $93 and $140 during the 26 weeks ended August 28, 2016 and August 30, 2015, respectively, related to the closure in the 2009 fiscal year of the Company’s New England Laminates Co., Inc. business unit located in Newburgh, New York. The New England Laminates Co., Inc. building in Newburgh, New York is held for sale. In the 2004 fiscal year, the Company reduced the book value of the building to zero, and the Company intends to sell it during the 2017 fiscal year.

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

The following table sets forth the calculation of basic and diluted earnings per share:

	13 Weeks Ended		26 Weeks Ended
	August 28, 2016	August 30, 2015	August 28, 2016	August 30, 2015

Net earnings	$1,981	$4,569	$4,931	$9,346

Weighted average common shares outstanding for basic EPS	20,235	20,337	20,235	20,442
Net effect of dilutive options	-	3	-	11
Weighted average shares outstanding for diluted EPS	20,235	20,340	20,235	20,453

Basic earnings per share	$0.10	$0.23	$0.24	$0.46

Diluted earnings per share	$0.10	$0.23	$0.24	$0.46

Potentially dilutive securities, which were not included in the computation of diluted earnings per share because either the effect would have been anti-dilutive or the options’ exercise prices were greater than the average market price of the common stock, were 882,000 and 926,000 for the 13 weeks ended August 28, 2016 and August 30, 2015, respectively, and 953,000 and 812,000 for the 26 weeks ended August 28, 2016 and August 30, 2015, respectively.

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

On March 10, 2016, the Company announced that its Board of Directors authorized the Company’s purchase, on the open market and in privately negotiated transactions, of up to 1,000,000 additional shares of its common stock, in addition to the unused prior authorization to purchase shares of the Company’s common stock announced on January 8, 2015. As a result, the Company is authorized to purchase up to a total of 1,531,412 shares of its common stock, representing approximately 7.6% of the Company’s 20,234,671 total outstanding shares as of the close of business on October 3, 2016.

The Company did not purchase any shares of its common stock during the 26 weeks ended August 28, 2016 and purchased 444,834 shares during the 26 weeks ended August 30, 2015.

9.	INCOME TAXES

The Company’s effective tax rates for the 13 weeks and 26 weeks ended August 28, 2016 were 7.3% and 11.3%, respectively, compared to 12.5% and 11.5%, respectively, for the 13 weeks and 26 weeks ended August 30, 2015. The lower effective tax rate for the 13 weeks ended August 28, 2016 was primarily due to lower taxable income in low tax rate jurisdictions to offset taxable losses in higher tax rate jurisdictions.

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

The Company is a global advanced materials company which develops, manufactures, markets and sells advanced composite materials, primary and secondary structures and assemblies and low-volume tooling for the aerospace markets and high-technology digital and RF/microwave printed circuit materials principally for the telecommunications and internet infrastructure, enterprise and military/aerospace markets. The Company’s products are sold to customers in North America, Asia and Europe. The Company’s manufacturing facilities are located in Kansas, Singapore, France, Arizona and California. The Company operates as a single operating segment, which is advanced materials for the electronics and aerospace markets, with common management and identical or very similar economic characteristics, products, raw materials, manufacturing processes and equipment, customers and markets, marketing, sales and distribution methods and regulatory environments. The chief operating decision maker reviews financial information on a consolidated basis.

Sales are attributed to geographic regions based upon the region in which the materials were delivered to the customer. Sales between geographic regions were not significant.

Financial information regarding the Company’s operations by geographic region is as follows:

	13 Weeks Ended		26 Weeks Ended
	August 28, 2016	August 30, 2015	August 28, 2016	August 30, 2015
Sales:

North America	$15,990	$21,329	$32,827	$39,645
Asia	11,119	14,557	23,266	31,790
Europe	1,949	2,061	4,455	4,341
Total sales	$29,058	$37,947	$60,548	$75,776

	August 28, 2016	February 28, 2016
Long-lived assets:

North America	$20,614	$21,618
Asia	8,920	9,459
Europe	268	268
Total long-lived assets	$29,802	$31,345

11.	CONTINGENCIES

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

The total costs incurred by the Company and its subsidiaries in connection with these sites, including legal fees incurred by the Company and its subsidiaries and their assessed share of remediation costs and excluding amounts paid or reimbursed by insurance carriers, were $1 and $1 in the 13 weeks and 26 weeks, respectively, ended August 28, 2016 and $1 and $2 in the 13 weeks and 26 weeks, respectively, ended August 30, 2015. The Company had no recorded liabilities for environmental matters at August 28, 2016 or February 28, 2016.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments, to reduce the diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The new standard is effective for fiscal years beginning after December 15, 2017 and the interim periods within those fiscal years.  The Company is currently evaluating the impact that this new guidance may have on its consolidated cash flows.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

Park Electrochemical Corp. (“Park” or the “Company”) is a global advanced materials company which develops, manufactures, markets and sells advanced composite materials, primary and secondary structures and assemblies and low-volume tooling for the aerospace markets and high-technology digital and RF/microwave printed circuit materials principally for the telecommunications and internet infrastructure, enterprise and military/aerospace markets. The Company’s manufacturing facilities are located in Kansas, Singapore, France, Arizona and California. The Company also maintains research and development facilities in Arizona, Kansas and Singapore.

Financial Overview

The Company's total net sales worldwide in the 13 weeks and 26 weeks ended August 28, 2016 were 23% and 20% lower, respectively, than in the 13 weeks and 26 weeks ended August 30, 2015 principally as a result of lower sales of the Company’s printed circuit materials products in Asia and North America, and lower sales of the Company’s aerospace composite materials, structures and assemblies. The Company’s total net sales worldwide in the 13 weeks ended August 28, 2016 were lower than such sales in the 13 weeks ended May 29, 2016 as a result of lower sales of the Company’s printed circuit materials products in Asia and North America in the 13 weeks ended August 28, 2016, offset by higher sales of the Company’s aerospace composite materials, structures and assemblies products in the 13 weeks ended August 28, 2016.

The Company’s gross profit margins, measured as percentages of sales, decreased to 24.9% and 26.5%, respectively, in the 13 weeks and 26 weeks ended August 28, 2016 from 27.3% and 28.7%, respectively, in the 13 weeks and 26 weeks ended August 30, 2015 principally as a result of lower sales and production levels of printed circuit materials products in Asia and North America and lower sales of aerospace materials, structures and assemblies in the 13 weeks and 26 weeks ended August 28, 2016, combined with the fixed nature of certain overhead costs, partially offset by lower direct material costs for aerospace materials, structures and assemblies.

The Company’s earnings from operations and net earnings were 60% and 57% lower, respectively, in the 13 weeks ended August 28, 2016 than in last fiscal year’s comparable period primarily as a result of the aforementioned decrease in sales and reduction in the gross profit margin. Earnings from operations in the 13 weeks ended August 28, 2016 included pre-tax restructuring charges of $23,000 in connection with the closure in fiscal year 2009 of the New England Laminates Co., Inc. facility located in Newburgh, New York. Earnings from operations in the 13 weeks ended August 30, 2015 included pre-tax restructuring charges of $93,000 related to facility closures in prior fiscal years.

The Company’s earnings from operations and net earnings were 49% and 47% lower, respectively, in the 26 weeks ended August 28, 2016 than in last fiscal year’s comparable period primarily as a result of the aforementioned decrease in sales and reduction in the gross profit margin, partially offset by a 3% reduction in selling, general and administrative expenses. Earnings from operations in the 26 weeks ended August 28, 2016 and in the 26 weeks ended August 30, 2015 included pre-tax restructuring charges of $91,000 and $215,000, respectively, related to the aforementioned facility closures.

The global markets for the Company’s products continue to be very difficult to forecast, and it is not clear to the Company what the demand for the Company’s products will be in the remainder of the 2017 fiscal year or beyond.

Results of Operations:

The following table provides the components of the consolidated statements of operations:

	13 Weeks Ended			26 Weeks Ended
	August 28,	August 30,	%	August 28,	August 30,	%
(amounts in thousands, except per share amounts)	2016	2015	Change	2016	2015	Change

Net sales	$29,058	$37,947	(23)%	$60,548	$75,776	(20)%
Cost of sales	21,824	27,586	(21)%	44,527	54,048	(18)%
Gross profit	7,234	10,361	(30)%	16,021	21,728	(26)%
Selling, general and administrative expenses	5,110	5,009	2%	10,447	10,810	(3)%
Restructuring charges	23	91	(75)%	93	215	(57)%
Earnings from operations	2,101	5,261	(60)%	5,481	10,703	(49)%
Interest expense	334	356	(6)%	667	725	(8)%
Interest and other income	369	317	16%	747	582	28%
Earnings before income taxes	2,136	5,222	(59)%	5,561	10,560	(47)%
Income tax provision	155	653	(76)%	630	1,214	(48)%
Net earnings	$1,981	$4,569	(57)%	$4,931	$9,346	(47)%

Earnings per share:
Basic earnings per share	$0.10	$0.23	(57)%	$0.24	$0.46	(48)%

Diluted earnings per share	$0.10	$0.23	(57)%	$0.24	$0.46	(48)%

Net Sales

The Company’s total net sales worldwide in the 13 weeks and 26 weeks ended August 28, 2016 decreased to $29.1 million and $60.5 million, respectively, from $37.9 million and $75.8 million in the 13 weeks and 26 weeks, respectively, ended August 30, 2015 primarily as a result of lower sales of the Company’s printed circuit materials products in Asia and North America and lower sales of the Company’s aerospace composite materials, structures and assemblies.

The Company’s total net sales of its printed circuit materials products were $20.2 million and $44.0 million in the 13 weeks and 26 weeks, respectively, ended August 28, 2016, or 70% and 73%, respectively, of the Company’s total net sales worldwide in such periods, compared to $26.2 million and $54.3 million in the 13 weeks and 26 weeks, respectively, ended August 30, 2015, or 69% and 72%, respectively, of the Company’s total net sales worldwide in such periods. The Company’s total net sales of its aerospace composite materials, structures and assemblies products were $8.8 million and $16.5 million in the 13 weeks and 26 weeks, respectively, ended August 28, 2016, or 30% and 27%, respectively, of the Company’s total net sales worldwide in such periods, compared to $11.7 million and $21.5 million in the 13 weeks and 26 weeks, respectively, ended August 30, 2015, or 31% and 28%, respectively, of the Company’s total net sales worldwide in such periods.

The Company's foreign sales were $13.1 million and $27.7 million, respectively, during the 13 weeks and 26 weeks ended August 28, 2016, or 45% and 46%, respectively, of the Company's total net sales worldwide during such periods, compared with $16.6 million and $36.1 million, respectively, of foreign sales, or 44% and 48%, respectively, of total net sales worldwide during last fiscal year's comparable periods. The Company’s foreign sales during the 13-week and 26-week periods ended August 28, 2016 decreased 21% and 23%, respectively, from the 2016 fiscal year comparable periods. The decrease in the 13-week and 26-week periods was primarily due to the lower sales in Asia described above.

In the 13 weeks ended August 28, 2016, the Company’s sales in North America, Asia and Europe were 55%, 38% and 7%, respectively, of the Company’s total net sales worldwide compared to 56%, 39% and 5%, respectively, in the 13 weeks ended August 30, 2015. In the 26 weeks ended August 28, 2016, the Company’s sales in North America, Asia and Europe were 54%, 39% and 7%, respectively, of the Company’s total net sales worldwide compared to 52%, 42% and 6%, respectively, in the 26 weeks ended August 30, 2015. The Company’s sales in North America decreased 25%, its sales in Asia decreased 24% and its sales in Europe decreased 5% in the 13-week period ended August 28, 2016 compared to the 13-week period ended August 30, 2015, and its sales in North America decreased 17%, its sales in Asia decreased 27% and its sales in Europe increased 3% in the 26-week period ended August 28, 2016 compared to the 26-week period ended August 30, 2015.

During each of the 13-week and 26-week periods ended August 28, 2016 and each of the 13-week and 26-week periods ended August 30, 2015, the Company’s total net sales worldwide of high performance printed circuit materials were 93% of the Company’s total net sales worldwide of printed circuit materials.

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

Gross Profit

The Company’s gross profits in the 13 weeks and 26 weeks ended August 28, 2016 were lower than its gross profits in the prior year’s comparable periods, and the gross profits as percentages of sales for the Company’s worldwide operations in the 13 weeks and 26 weeks ended August 28, 2016 decreased to 24.9% and 26.5%, respectively, from 27.3% and 28.7%, respectively, in the 13 weeks and 26 weeks ended August 30, 2015 primarily due to lower sales and production levels of the Company’s printed circuit materials products in Asia and North America and its aerospace composite materials, structures and assemblies in the 2017 fiscal year periods combined with the fixed nature of certain overhead costs, which were partially offset by lower direct material costs for aerospace materials, structures and assemblies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $100,000 during the 13 weeks ended August 28, 2016, or by 2%, and decreased by $400,000 during the 26 weeks ended August 28, 2016, or by 3%, compared to last fiscal year's comparable periods, and these expenses, measured as percentages of sales, were 17.6% and 17.3%, respectively, in the 13 weeks and 26 weeks ended August 28, 2016 compared to 13.2% and 14.3%, respectively, in the 13 weeks and 26 weeks ended August 30, 2015.

Selling, general and administrative expenses included stock option expenses of $352,000 and $704,000, respectively, for the 13 weeks and 26 weeks ended August 28, 2016, compared to stock option expenses of $422,000 and $841,000, respectively, for the 13 weeks and 26 weeks ended August 30, 2015.

Restructuring Charges

In the 13 weeks and 26 weeks ended August 28, 2016, the Company recorded pre-tax restructuring charges of $23,000 and $93,000, respectively, compared to $91,000 and $215,000, respectively, in the 13 weeks and 26 weeks ended August 30, 2015, in connection with the closures in prior years of its facilities located in Zhuhai, China and Newburgh, New York.

Earnings from Operations

For the reasons set forth above, the Company's earnings from operations were $2.1 million and $5.5 million, respectively, for the 13 weeks and 26 weeks ended August 28, 2016, which included the aforementioned restructuring charges of $23,000 and $93,000, respectively, compared to $5.3 million and $10.7 million, respectively, for the 13 weeks and 26 weeks ended August 30, 2015, which included the aforementioned restructuring charges of $91,000 and $215,000, respectively.

Interest Expense

Interest expense in the 13 weeks and 26 weeks ended August 28, 2016 related to the Company’s outstanding borrowings under the three-year revolving credit facility agreement that the Company entered into with HSBC Bank in the fourth quarter of the 2016. The agreement provides for an interest rate on the outstanding loan balance of LIBOR plus 1.15%. Other interest rate options are available to the Company under the agreement. See “Liquidity and Capital Resources” elsewhere in this Item 2 and Note 5 of the Notes to Consolidated Financial Statements included elsewhere in this Report for additional information.

Interest and Other Income

Interest income was $369,000 and $747,000, respectively, for the 13 weeks and 26 weeks ended August 28, 2016 compared to $317,000 and $582,000, respectively, for last fiscal year's comparable periods. Interest income increased 16% and 28%, respectively, for the 13 weeks and 26 weeks ended August 28, 2016 primarily as a result of higher weighted average interest rates and larger average balances of marketable securities held by the Company in the 13 weeks and 26 weeks ended August 28, 2016 compared to last fiscal year's comparable periods. During the 26 weeks ended August 28, 2016, the Company earned interest income principally from its investments, which were primarily in short-term instruments and money market funds.

Income Tax Provision

The Company's effective income tax rates for the 13 weeks and 26 weeks ended August 28, 2016 were 7.3% and 11.3%, respectively, compared to 12.5% and 11.5%, respectively, for the 13 weeks and 26 weeks ended August 30, 2015. The lower effective tax rates were primarily due to higher portions of taxable income in jurisdictions with lower effective income tax rates and larger foreign tax incentives in the 13 weeks and 26 weeks ended August 28, 2016.

Net Earnings

For the reasons set forth above, the Company's net earnings for the 13 weeks and 26 weeks ended August 28, 2016 were $2.0 million and $4.9 million, respectively, including the pre-tax restructuring charges described above, compared to net earnings of $4.6 million and $9.3 million for the 13 weeks and 26, respectively, weeks ended August 30, 2015, including the pre-tax restructuring charges described above.

Basic and Diluted Earnings Per Share

In the 13 weeks and 26 weeks ended August 28, 2016, basic and diluted earnings per share were $0.10 and $0.24, respectively, including, in both such periods, the restructuring charges described above. This compared to basic and diluted earnings per share of $0.23 and $0.46 in the 13 weeks and 26 weeks ended August 30, 2015, respectively, including, in both such periods, the restructuring charges described above. The net impact of the restructuring charges discussed above reduced basic and diluted earnings per share by $0.01 in the 26 weeks ended August 30, 2015.

Liquidity and Capital Resources:

(amounts in thousands)	August 28,	February 28,
	2016	2016	Increase

Cash and marketable securities	$239,706	$237,425	$2,281
Restricted cash	10,000	10,000	-
Working capital	256,712	255,507	1,205

	26 Weeks Ended
(amounts in thousands)	August 28,	August 30,
	2016	2015	Increase

Net cash provided by operating activities	$8,817	$1,981	$6,836
Net cash provided by (used in) investing activities	2,282	(8,583)	10,865
Net cash used in financing	(5,547)	(45,979)	40,432
activities

Cash and Marketable Securities

Of the $249.7 million of cash and marketable securities and restricted cash at August 28, 2016, $238.6 million was owned by certain of the Company’s wholly owned foreign subsidiaries. The Company believes it has sufficient liquidity to fund its operating activities through the end of the 2016 fiscal year and for the foreseeable future thereafter.

The change in cash, marketable securities and restricted cash at August 28, 2016 compared to February 28, 2016 was the result of cash used in operating activities and a number of additional factors. The significant changes in cash flows from operating activities were as follows:

●

accounts receivable decreased by 19% at August 28, 2016 compared to February 28, 2016, primarily due to lower sales in the quarter ended August 28, 2016 than in the fourth quarter of the 2016 fiscal year;

●	inventory increased by 15% at August 28, 2016 compared to February 28, 2016, primarily due to the timing of purchases of raw materials;

●	Income taxes payable decreased by 26% at August 28, 2016 compared to February 28, 2016, primarily due to income tax payments made during the 26 weeks ended August 28, 2016;

●	accounts payable decreased by 20% at August 28, 2016 compared to February 28, 2016, primarily due to the timing of vendor payments and raw material purchases from suppliers; and

●	accrued liabilities increased by 16% at August 28, 2016 compared to February 28, 2016, primarily due to an increase in payroll related accruals.

In addition, the Company paid $4.0 and $4.1 million in cash dividends in the 26 weeks ended August 28, 2016 and August 30, 2015, respectively. During the 26 weeks ended August 28, 2016, the Company also made $1.5 million of principal payments on its long-term debt. During the 26 weeks ended August 30, 2015, the Company also received $2.0 million of proceeds from the sale of the Nelco Zhuhai building in Zhuhai, China, made $5.0 million of principal payments on its long-term debt and purchased treasury shares at an aggregate cost of $11.9 million.

Working Capital

Working capital did not change significantly at August 28, 2016 compared to February 28, 2016.

The Company's current ratio (the ratio of current assets to current liabilities) was 17.7 to 1 at August 28, 2016 compared to 16.3 to 1 at February 28, 2016.

Cash Flows

During the 26 weeks ended August 28, 2016, the Company's net earnings, before depreciation and amortization, stock-based compensation, amortization of bond premium and changes in operating assets and liabilities, were $3.9 million. During the same 26 week period, the Company expended $94,000 for the purchase of property, plant and equipment, compared with $226,000 during the 26 weeks ended August 30, 2015.  The Company paid $4.0 and $4.1 million in cash dividends in the 26 weeks ended August 28, 2016 and August 30, 2015, respectively.  In addition, during the 26 week period ended August 30, 2015, the Company received $2.0 million in proceeds from the sale of the Nelco Zhuhai building in Zhuhai, China, made $5.0 million of principal payments on its long-term debt and purchased treasury shares at an aggregate cost of $11.9 million.

Debt

At August 28, 2016 and February 28, 2016, the Company had $73.5 million and $75.0 million of bank debt, respectively. In the fourth quarter of 2016, the Company entered into a three-year revolving credit facility agreement (the “Credit Agreement”) with HSBC Bank. The Credit Agreement provides for loans up to $75.0 million to the Company and letters of credit up to $2.0 million for the account of the Company, and subject to the terms and conditions of the Credit Agreement, an interest rate on the outstanding loan balance of LIBOR plus 1.15%. The Credit Agreement contains certain customary affirmative and negative covenants and customary financial covenants. In the event that the Company breaches a covenant that is deemed to be a default under the Credit Agreement requiring prepayment of the outstanding borrowings, the Company has sufficient liquidity to prepay the outstanding amount, as well as any related income taxes for potentially repatriated funds, at any time, and such prepayment would not have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial position. For additional information, see Note 5 of the Notes to Consolidated Financial Statements included elsewhere in this Report.

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

The Company’s critical accounting policies that are important to the Consolidated Financial Statements and that entail, to a significant extent, the use of estimates and assumptions and the application of management’s judgment are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2016. There have been no significant changes to such accounting policies during the 2017 fiscal year second quarter.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

The Company's market risk exposure at August 28, 2016 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended February 28, 2016.

Item 4.     Controls and Procedures.

(a)     Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of August 28, 2016, the end of the quarterly fiscal period covered by this quarterly report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The following table provides information with respect to shares of the Company's Common Stock acquired by the Company during each month included in the Company’s 2017 fiscal year second quarter ended August 28, 2016.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

May 30 - June 28	0	$-	0

June 29 - July 28	0	$-	0

July 29 - August 28	0	$-	0
		-
Total	0	$-	0	1,531,412 (a)

(a)	Aggregate number of shares available to be purchased by the Company pursuant to share purchase authorizations announced on January 8, 2015 and March 10, 2016. Pursuant to such authorizations, the Company is authorized to purchase its shares from time to time on the open market or in privately negotiated transactions.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 28, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at August 28, 2016 (unaudited) and February 28, 2016; (ii) Consolidated Statements of Operations for the 13 weeks and 26 weeks ended August 28, 2016 and August 30, 2015 (unaudited); (iii) Consolidated Statements of Comprehensive Earnings for the 13 weeks and 26 weeks ended August 28, 2016 and August 30, 2015 (unaudited); and (iv) Condensed Consolidated Statements of Cash Flows for the 26 weeks ended August 28, 2016 and August 30, 2015 (unaudited). * +

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

Park Electrochemical Corp.
(Registrant)

/s/ Brian E. Shore
Date: October 7, 2016	Brian E. Shore
Chief Executive Officer
(principal executive officer)

/s/ P. Matthew Farabaugh
Date: October 7, 2016	P. Matthew Farabaugh
Senior Vice President and Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit No.	Name

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 28, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at August 28, 2016 (unaudited) and February 28, 2016; (ii) Consolidated Statements of Operations for the 13 weeks and 26 weeks ended August 28, 2016 and August 30, 2015 (unaudited); (iii) Consolidated Statements of Comprehensive Earnings for the 13 weeks and 26 weeks ended August 28, 2016 and August 30, 2015 (unaudited); and (iv) Condensed Consolidated Statements of Cash Flows for the 26 weeks ended August 28, 2016 and August 30, 2015 (unaudited). * +

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