Form 10-Q
period 2016-11-27
PARK ELECTROCHEMICAL CORP
filed 2017-01-06
CIK 76267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,234,671 as of January 3, 2017.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item I.     Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	November 27, 2016 (unaudited)	February 28, 2016*

ASSETS
Current assets:
Cash and cash equivalents	$106,474	$97,757
Marketable securities (Note 3)	132,350	139,668
Accounts receivable, less allowance for doubtful accounts of $361 and $324, respectively	16,013	22,583
Inventories (Note 4)	12,587	10,214
Prepaid expenses and other current assets	2,329	1,963
Total current assets	269,753	272,185

Property, plant and equipment, net	19,333	21,512
Goodwill and other intangible assets	9,833	9,833
Restricted cash (Note 5)	10,000	10,000
Other assets	1,125	1,247
Total assets	$310,044	$314,777

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt (Note 5)	$3,000	$3,000
Accounts payable	4,692	6,155
Accrued liabilities	4,645	4,580
Income taxes payable	1,276	2,943
Total current liabilities	13,613	16,678

Long-term debt (Note 5)	69,750	72,000
Deferred income taxes (Note 10)	43,938	43,937
Other liabilities	586	1,295
Total liabilities	127,887	133,910

Commitments and contingencies (Note 12)

Shareholders' equity (Note 9):
Common stock	2,096	2,096
Additional paid-in capital	167,366	166,398
Retained earnings	26,658	25,922
Accumulated other comprehensive earnings	1,057	1,471
	197,177	195,887
Less treasury stock, at cost	(15,020)	(15,020)
Total shareholders' equity	182,157	180,867
Total liabilities and shareholders' equity	$310,044	$314,777

*The balance sheet at February 28, 2016 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	13 Weeks Ended (Unaudited)		39 Weeks Ended (Unaudited)
	November 27,	November 29,	November 27,	November 29,
	2016	2015	2016	2015

Net sales	$26,462	$34,323	$87,010	$110,099
Cost of sales	19,828	24,026	64,355	78,074
Gross profit	6,634	10,297	22,655	32,025
Selling, general and administrative expenses	4,604	5,264	15,051	16,074
Restructuring charges (Note 7)	113	158	206	373
Earnings from operations	1,917	4,875	7,398	15,578
Interest expense (Note 5)	343	355	1,010	1,080
Interest and other income	430	227	1,177	809
Earnings before income taxes	2,004	4,747	7,565	15,307
Income tax provision (Note 10)	129	638	759	1,852
Net earnings	$1,875	$4,109	$6,806	$13,455

Earnings per share (Note 8):
Basic earnings per share	$0.09	$0.20	$0.34	$0.66
Basic weighted average shares	20,235	20,253	20,235	20,379

Diluted earnings per share	$0.09	$0.20	$0.34	$0.66
Diluted weighted average shares	20,235	20,253	20,235	20,386

Dividends declared per share	$0.10	$0.10	$0.30	$0.30

See Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts in thousands)

	13 Weeks Ended (Unaudited)		39 Weeks Ended (Unaudited)
	November 27,	November 29,	November 27,	November 29,
	2016	2015	2016	2015

Net earnings	$1,875	$4,109	$6,806	$13,455
Other comprehensive earnings (loss), net of tax:
Foreign currency translation	28	28	33	91
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	-	70	11	99
Less: reclassification adjustment for gains included in net earnings	(105)	(11)	(160)	(17)
Unrealized losses on marketable securities:
Unrealized holding losses arising during the period	(292)	(264)	(361)	(335)
Less: reclassification adjustment for losses included in net earnings	29	33	63	36
Other comprehensive loss	(340)	(144)	(414)	(126)
Total comprehensive earnings	$1,535	$3,965	$6,392	$13,329

See Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	39 Weeks Ended (Unaudited)
	November 27,	November 29,
	2016	2015
Cash flows from operating activities:
Net earnings	$6,806	$13,455
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,372	2,524
Stock-based compensation	968	1,192
Provision for deferred income taxes	108	(10,674)
Amortization of bond premium	354	738
Changes in operating assets and liabilities	58	(449)
Net cash provided by operating activities	10,666	6,786

Cash flows from investing activities:
Purchase of property, plant and equipment	(194)	(320)
Proceeds from sales of property, plant and equipment	-	2,026
Purchases of marketable securities	(44,327)	(92,890)
Proceeds from sales and maturities of marketable securities	50,650	69,247
Net cash provided by (used in) investing activities	6,129	(21,937)

Cash flows from financing activities:
Dividends paid	(6,070)	(6,129)
Restricted cash (Note 5)	-	(25,000)
Proceeds from exercise of stock options	-	50
Payments of long-term debt	(2,250)	(7,500)
Purchase of treasury stock	-	(11,925)
Net cash used in financing activities	(8,320)	(50,504)

Increase (decrease) in cash and cash equivalents before effect of exchange rate changes	8,475	(65,655)
Effect of exchange rate changes on cash and cash equivalents	242	852
Increase (decrease) in cash and cash equivalents	8,717	(64,803)
Cash and cash equivalents, beginning of period	97,757	141,538
Cash and cash equivalents, end of period	$106,474	$76,735

Supplemental cash flow information:
Cash paid during the period for income taxes, net of refunds	$3,045	$14,255
Cash paid during the period for interest	$1,084	$823

See Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share (unless otherwise stated), per share and option amounts)

1.	CONSOLIDATED FINANCIAL STATEMENTS

The Condensed Consolidated Balance Sheet as of November 27, 2016, the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Earnings for the 13 weeks and 39 weeks ended November 27, 2016 and November 29, 2015 and the Condensed Consolidated Statements of Cash Flows for the 39 weeks then ended have been prepared by Park Electrochemical Corp. (the “Company”), without audit. In the opinion of management, these unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at November 27, 2016 and the results of operations and cash flows for all periods presented. The Consolidated Statements of Operations are not necessarily indicative of the results to be expected for the full fiscal year or any subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2016. There have been no significant changes to such accounting policies during the 39 weeks ended November 27, 2016.

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

The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and current liabilities approximates their carrying value due to their short-term nature. Due to the variable interest rates periodically adjusting with the current LIBOR, the carrying value of outstanding borrowings under the Company’s long-term debt approximates its fair value. (See Note 5). Certain assets and liabilities of the Company are required to be recorded at fair value on either a recurring or non-recurring basis. On a recurring basis, the Company records its marketable securities at fair value using Level 1 or Level 2 inputs. (See Note 3).

The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and any long-lived assets written down to fair value. To measure fair value of such assets, the Company uses Level 3 inputs consisting of techniques including an income approach and a market approach. The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the discounted cash flow analysis require the exercise of significant judgment, including judgment about appropriate discount rates, terminal values, growth rates and the amount and timing of expected future cash flows. There were no transfers between levels within the fair value hierarchy during the 39 weeks ended November 27, 2016 and November 29, 2015. With respect to goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying value. If, based on that assessment, the Company believes it is more likely than not that the fair value is less than its carrying value, a two-step goodwill impairment test is performed. There have been no changes in events or circumstances which required impairment charges to be recorded during the 39 weeks ended November 27, 2016.

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

The following is a summary of available-for-sale securities:

	November 27, 2016
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$113,340	$113,340	$-	$-
U.S. corporate debt securities	19,010	19,010	-	-
Total marketable securities	$132,350	$132,350	$-	$-

	February 28, 2016
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$118,194	$118,194	$-	$-
U.S. corporate debt securities	21,474	21,474	-	-
Total marketable securities	$139,668	$139,668	$-	$-

The following table shows the amortized cost basis of, and gross unrealized gains and losses on, the Company’s available-for-sale securities:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses

November 27, 2016:
U.S. Treasury and other government securities	$113,781	$139	$580

U.S. corporate debt securities	19,040	-	30
Total marketable securities	$132,821	$139	$610

February 28, 2016:
U.S. Treasury and other government securities	$117,897	$372	$74

U.S. corporate debt securities	21,554	-	81
Total marketable securities	$139,451	$372	$155

The estimated fair values of such securities at November 27, 2016 by contractual maturity are shown below:

Due in one year or less	$64,415
Due after one year through five years	67,935
$132,350

4.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company writes down its inventory for estimated obsolescence or unmarketability based upon the age of the inventory and assumptions about future demand for the Company's products and market conditions. Inventories consisted of the following:

	November 27,	February 28,
	2016	2016

Inventories:

Raw materials	$6,822	$5,462
Work-in-process	2,341	2,215
Finished goods	3,048	2,172
Manufacturing supplies	376	365
	$12,587	$10,214

5.	LONG-TERM DEBT

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

On January 5, 2017, the Company entered into an amendment to the Credit Agreement (the “Amended Credit Agreement”) with HSBC Bank that modified the LIBOR interest rate and certain covenants. Under the Amended Credit Agreement, the LIBOR interest rate will be equal to the one, two, three, or six month LIBOR plus (a) 1.65% through April 5, 2017, (b) 1.90% from April 6, 2017 through July 5, 2017, (c) 2.15% from July 6, 2017 through October 5, 2017 and (d) 2.65% at and after October 6, 2017.

The Credit Agreement and the Amended Credit Agreement contain certain customary affirmative and negative covenants, including customary financial covenants. The covenants require the Company to (a) maintain a gross leverage charge ratio not to exceed 4.50 to 1.00 for the fiscal quarters ending February 26, 2017 and May 28, 2017, 4.25 to 1.00 for the fiscal quarter ending August 27, 2017 and 3.75 to 1.00 each fiscal quarter thereafter, (b) maintain a minimum fixed charge coverage ratio of 0.30 to 1.00 for the fiscal quarter ending February 26, 2017, 0.20 to 1.00 for the fiscal quarter ended May 28, 2017, 0.50 to 1.00 for the fiscal quarter ending August 27, 2017 and 1.10 to 1.00 for each fiscal quarter thereafter, and (c) maintain a minimum quick ratio of 2.00 to 1.00 beginning with the fiscal quarter first ending after January 26, 2016 and continuing thereafter. In addition, the Company must maintain minimum domestic liquid assets of $10,000 in cash held at all times in a domestic deposit account

At November 27, 2016, $72,750 of indebtedness was outstanding under the Credit Agreement with an interest rate of 1.79%. Interest expense recorded under the Credit Agreement and the Amended Credit Agreement was $343 and $1,010 during the 13-week and 39-week periods ended November 27, 2016, respectively, and $355 and $1,080 during the 13-week and 39-week periods ended November 29, 2015, respectively.

6.	STOCK-BASED COMPENSATION

As of November 27, 2016, the Company had a 2002 Stock Option Plan (the “Plan”), and no other stock-based compensation plan. The Plan has been approved by the Company’s shareholders and provides for the grant of stock options to directors and key employees of the Company. All options granted under the Plan have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant, which, pursuant to the terms of the Plan, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted. Options granted under the Plan become exercisable 25% one year after the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire 10 years after the date of grant. The Plan expires on May 21, 2018.

During the 39 weeks ended November 27, 2016, the Company granted an option to purchase 1,250 shares of common stock to one of its employees. The future compensation expense to be recognized in earnings before income taxes was $4 and will be recorded on a straight-line basis over the requisite service period. The fair value of the granted option was $3.15 per share using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 1.77%; expected volatility factor of 28.9%; expected dividend yield of 2.23%; and estimated option term of 5.3 years.

The risk-free interest rates were based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the estimated term of the option at the date of the grant. Volatility factors were based on historical volatility of the Company’s common stock. The expected dividend yields were based on the regular quarterly cash dividend per share most recently declared by the Company and on the exercise price of the option granted during the 39 weeks ended November 27, 2016. The estimated term of the option was based on evaluations of the historical and expected future employee exercise behavior.

The following is a summary of option activity for the 39 weeks ended November 27, 2016:

	Outstanding Options	Weighted Average Exercise Price

Balance, February 29, 2016	1,226,392	$22.51
Granted	1,250	14.07
Exercised	-	-
Terminated or expired	(150,314)	21.76
Balance, November 27, 2016	1,077,328	$21.05
Vested and exercisable, November 27, 2016	679,329	$22.42

7.	RESTRUCTURING CHARGES

During the 2013 fiscal year, the Company closed its Nelco Technology (Zhuhai FTZ) Ltd. business unit located in Zhuhai, China. The Nelco Technology (Zhuhai FTZ) Ltd. building was sold for $2,026 during the first quarter of the 2016 fiscal year. There was no gain or loss on the sale of the building, since the carrying value of the building was equal to the selling price. The Company paid $0 and $8 during the 13 weeks ended November 27, 2016 and November 29, 2015, respectively, and $0 and $83 during the 39 weeks ended November 27, 2016 and November 29, 2015, respectively, of additional pre-tax charges related to such closure.

The Company recorded additional restructuring charges of $113 and $150 during the 13 weeks ended November 27, 2016 and November 29, 2015, respectively, and $206 and $290 during the 39 weeks ended November 27, 2016 and November 29, 2015, respectively, related to the closure in the 2009 fiscal year of the Company’s New England Laminates Co., Inc. business unit located in Newburgh, New York. The New England Laminates Co., Inc. building in Newburgh, New York is held for sale. In the 2004 fiscal year, the Company reduced the book value of the building to zero, and the Company intends to sell it during the 2017 fiscal year.

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

The following table sets forth the calculation of basic and diluted earnings per share:

	13 Weeks Ended		39 Weeks Ended
	November 27, 2016	November 29, 2015	November 27, 2016	November 29, 2015

Net earnings	$1,875	$4,109	$6,806	$13,455

Weighted average common shares outstanding for basic EPS	20,235	20,253	20,235	20,379
Net effect of dilutive options	-	-	-	7
Weighted average shares outstanding for diluted EPS	20,235	20,253	20,235	20,386

Basic earnings per share	$0.09	$0.20	$0.34	$0.66

Diluted earnings per share	$0.09	$0.20	$0.34	$0.66

Potentially dilutive securities, which were not included in the computation of diluted earnings per share because either the effect would have been anti-dilutive or the options’ exercise prices were greater than the average market price of the common stock, were 882,000 and 1,027,000 for the 13 weeks ended November 27, 2016 and November 29, 2015, respectively, and 929,000 and 884,000 for the 39 weeks ended November 27, 2016 and November 29, 2015, respectively.

9.	SHAREHOLDERS’ EQUITY

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

The Company did not purchase any shares of its common stock during the 39 weeks ended November 27, 2016 and purchased 444,834 shares during the 39 weeks ended November 29, 2015.

10.	INCOME TAXES

The Company’s effective tax rates for the 13 weeks and 39 weeks ended November 27, 2016 were 6.4% and 10.0%, respectively, compared to 13.4% and 12.1%, respectively, for the 13 weeks and 39 weeks ended November 29, 2015. The lower effective tax rates for the 13 weeks and 39 weeks ended November 27, 2016 were primarily due to lower taxable income in low tax rate jurisdictions to offset taxable losses in higher tax rate jurisdictions.

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

The Company is a global advanced materials company which develops, manufactures, markets and sells advanced composite materials, primary and secondary structures and assemblies and low-volume tooling for the aerospace markets and high-technology digital and RF/microwave printed circuit materials principally for the telecommunications and internet infrastructure, enterprise and military/aerospace markets. The Company’s products are sold to customers in North America, Asia and Europe. The Company’s manufacturing facilities are located in Kansas, Singapore, France, Arizona and California. The Company operates as a single operating segment, which is advanced materials for the aerospace and electronics markets, with common management and identical or very similar economic characteristics, products, raw materials, manufacturing processes and equipment, customers and markets, marketing, sales and distribution methods and regulatory environments. The chief operating decision maker reviews financial information on a consolidated basis.

Sales are attributed to geographic regions based upon the region in which the materials were delivered to the customer. Sales between geographic regions were not significant.

Financial information regarding the Company’s operations by geographic region is as follows:

	13 Weeks Ended		39 Weeks Ended
	November 27, 2016	November 29, 2015	November 27, 2016	November 29, 2015

Sales:

North America	$13,038	$18,006	$45,865	$57,651
Asia	10,794	13,782	34,060	45,572
Europe	2,630	2,535	7,085	6,876
Total sales	$26,462	$34,323	$87,010	$110,099

	November 27, 2016	February 28, 2016
Long-lived assets:

North America	$20,275	$21,618
Asia	8,645	9,459
Europe	246	268
Total long-lived assets	$29,166	$31,345

12.	CONTINGENCIES

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

The total costs incurred by the Company and its subsidiaries in connection with these sites, including legal fees incurred by the Company and its subsidiaries and their assessed share of remediation costs and excluding amounts paid or reimbursed by insurance carriers, were $0 and $1 in the 13 weeks and 39 weeks, respectively, ended November 27, 2016 and $0 and $2 in the 13 weeks and 39 weeks, respectively, ended November 29, 2015. The Company had no recorded liabilities for environmental matters at November 27, 2016 or February 28, 2016.

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

13.   ACCOUNTING PRONOUNCEMENTS

Recently Issued

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, to reduce the diversity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017 and the interim periods within those fiscal years. The Company is currently evaluating the impact of this new guidance may have on its consolidated cash flows.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), intended to increase transparency and comparability among companies by requiring most leases to be included on the balance sheet and by expanding disclosure requirements, effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities upon issuance. The Company is currently evaluating the impact that this new guidance may have on its consolidated results of operations, cash flows, financial position and disclosures.

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

Financial Overview

The Company's total net sales worldwide in the 13 weeks and 39 weeks ended November 27, 2016 were 23% and 21% lower, respectively, than in the 13 weeks and 39 weeks ended November 29, 2015 principally as a result of lower sales of the Company’s printed circuit materials products in Asia and North America and lower sales of the Company’s aerospace composite materials, structures and assemblies products. The Company’s total net sales worldwide in the 13 weeks ended November 27, 2016 were lower than such sales in the 13 weeks ended August 28, 2016 as a result of lower sales of the Company’s printed circuit materials products in Asia and North America and lower sales of the Company’s aerospace composite materials, structures and assemblies products in the 13 weeks ended November 27, 2016.

The Company’s gross profit margins, measured as percentages of sales, decreased to 25.1% and 26.0%, respectively, in the 13 weeks and 39 weeks ended November 27, 2016 from 30.0% and 29.1%, respectively, in the 13 weeks and 39 weeks ended November 29, 2015 principally as a result of lower sales and production levels of printed circuit materials products in Asia and North America.

The Company’s earnings from operations and net earnings were 61% and 54% lower, respectively, in the 13 weeks ended November 27, 2016 than in last fiscal year’s comparable period primarily as a result of the aforementioned decrease in sales and reduction in the gross profit margin. Earnings from operations in the 13 weeks ended November 27, 2016 included pre-tax restructuring charges of $113,000 in connection with the closure in fiscal year 2009 of the New England Laminates Co., Inc. facility located in Newburgh, New York. Earnings from operations in the 13 weeks ended November 29, 2015 included pre-tax restructuring charges of $158,000 related to facility closures in prior fiscal years.

The Company’s earnings from operations and net earnings were 53% and 49% lower, respectively, in the 39 weeks ended November 27, 2016 than in last fiscal year’s comparable period primarily as a result of the aforementioned decrease in sales and reduction in the gross profit margin, partially offset by a 6% reduction in selling, general and administrative expenses. Earnings from operations in the 39 weeks ended November 27, 2016 and in the 39 weeks ended November 29, 2015 included pre-tax restructuring charges of $206,000 and $373,000, respectively, related to the aforementioned facility closures.

The global markets for the Company’s products continue to be very difficult to forecast, and it is not clear to the Company what the demand for the Company’s products will be in the remainder of the 2017 fiscal year or beyond.

Results of Operations:

The following table provides the components of the consolidated statements of operations:

	13 Weeks Ended			39 Weeks Ended
	November 27,	November 29,	%	November 27,	November 29,	%
(amounts in thousands, except per share amounts)	2016	2015	Change	2016	2015	Change

Net sales	$26,462	$34,323	(23)%	$87,010	$110,099	(21)%
Cost of sales	19,828	24,026	(17)%	64,355	78,074	(18)%
Gross profit	6,634	10,297	(36)%	22,655	32,025	(29)%
Selling, general and administrative expenses	4,604	5,264	(13)%	15,051	16,074	(6)%
Restructuring charges	113	158	(28)%	206	373	(45)%
Earnings from operations	1,917	4,875	(61)%	7,398	15,578	(53)%
Interest expense	343	355	(3)%	1,010	1,080	(6)%
Interest and other income	430	227	89%	1,177	809	45%
Earnings before income taxes	2,004	4,747	(58)%	7,565	15,307	(51)%
Income tax provision	129	638	(80)%	759	1,852	(59)%
Net earnings	$1,875	$4,109	(54)%	$6,806	$13,455	(49)%

Earnings per share:
Basic earnings per share	$0.09	$0.20	(55)%	$0.34	$0.66	(48)%

Diluted earnings per share	$0.09	$0.20	(55)%	$0.34	$0.66	(48)%

Net Sales

The Company’s total net sales worldwide in the 13 weeks and 39 weeks ended November 27, 2016 decreased to $26.5 million and $87.0 million, respectively, from $34.3 million and $110.1 million in the 13 weeks and 39 weeks, respectively, ended November 29, 2015 primarily as a result of lower sales of the Company’s printed circuit materials products in Asia and North America and lower sales of the Company’s aerospace composite materials, structures and assemblies products.

The Company’s total net sales of its printed circuit materials products were $19.0 million and $63.0 million in the 13 weeks and 39 weeks, respectively, ended November 27, 2016, or 72% and 72%, respectively, of the Company’s total net sales worldwide in such periods, compared to $25.5 million and $79.8 million in the 13 weeks and 39 weeks, respectively, ended November 29, 2015, or 74% and 73%, respectively, of the Company’s total net sales worldwide in such periods. The Company’s total net sales of its aerospace composite materials, structures and assemblies products were $7.5 million and $24.0 million in the 13 weeks and 39 weeks, respectively, ended November 27, 2016, or 28% of the Company’s total net sales worldwide in both such periods, compared to $8.9 million and $30.3 million in the 13 weeks and 39 weeks, respectively, ended November 29, 2015, or 26% and 27%, respectively, of the Company’s total net sales worldwide in such periods.

The Company's foreign sales were $13.4 million and $41.1 million, respectively, in the 13 weeks and 39 weeks ended November 27, 2016, or 51% and 47%, respectively, of the Company's total net sales worldwide in such periods, compared to $16.3 million and $52.4 million, respectively, of foreign sales, or 47% and 48%, respectively, of total net sales worldwide in last fiscal year's comparable periods. The Company’s foreign sales in the 13-week and 39-week periods ended November 27, 2016 decreased 18% and 22%, respectively, from the 2016 fiscal year’s comparable periods. The decrease in the 13-week and 39-week periods was primarily due to the lower sales in Asia described above.

In the 13 weeks ended November 27, 2016, the Company’s sales in North America, Asia and Europe were 49%, 41% and 10%, respectively, of the Company’s total net sales worldwide compared to 53%, 40% and 7%, respectively, in the 13 weeks ended November 29, 2015. In the 39 weeks ended November 27, 2016, the Company’s sales in North America, Asia and Europe were 53%, 39% and 8%, respectively, of the Company’s total net sales worldwide compared to 53%, 41% and 6%, respectively, in the 39 weeks ended November 29, 2015. The Company’s sales in North America decreased 28%, its sales in Asia decreased 22% and its sales in Europe increased 4% in the 13-week period ended November 27, 2016 compared to the 13-week period ended November 29, 2015, and its sales in North America decreased 20%, its sales in Asia decreased 25% and its sales in Europe increased 3% in the 39-week period ended November 27, 2016 compared to the 39-week period ended November 29, 2015.

During the 13-week periods ended November 27, 2016 and November 29, 2015, total net sales worldwide of high performance printed circuit materials were 94% of the Company’s total net sales worldwide of printed circuit materials. During the 39-week periods ended November 27, 2016 and November 29, 2015, the Company’s total net sales worldwide of high performance printed circuit materials were 93% of the Company’s total net sales worldwide of printed circuit materials.

The Company’s high performance printed circuit materials (non-FR4 printed circuit materials) include high-speed, low-loss materials for digital and RF/microwave applications requiring lead-free compatibility and high bandwidth signal integrity, bismalimide triazine (“BT”) materials, polyimides for applications that demand extremely high thermal performance and reliability, cyanate esters, quartz reinforced materials, and polytetrafluoroethylene (“PTFE”) and modified epoxy materials for RF/microwave systems that operate at frequencies of at least 79GHz.

Gross Profit

The Company’s gross profits in the 13 weeks and 39 weeks ended November 27, 2016 were lower than its gross profits in the prior year’s comparable periods, and the gross profits as percentages of sales for the Company’s worldwide operations in the 13 weeks and 39 weeks ended November 27, 2016 decreased to 25.1% and 26.0%, respectively, from 30.0% and 29.1%, respectively, in the 13 weeks and 39 weeks ended November 29, 2015 primarily due to lower sales and production levels of the Company’s printed circuit materials products in Asia and North America.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $660,000 during the 13 weeks ended November 27, 2016, or by 13%, and decreased by $1,023,000 during the 39 weeks ended November 27, 2016, or by 6%, compared to last fiscal year's comparable periods, and these expenses, measured as percentages of sales, were 17.4% and 17.3%, respectively, in the 13 weeks and 39 weeks ended November 27, 2016 compared to 15.3% and 14.6%, respectively, in the 13 weeks and 39 weeks ended November 29, 2015.

Selling, general and administrative expenses included stock option expenses of $264,000 and $968,000, respectively, for the 13 weeks and 39 weeks ended November 27, 2016, compared to stock option expenses of $351,000 and $1,192,000, respectively, for the 13 weeks and 39 weeks ended November 29, 2015.

Restructuring Charges

In the 13 weeks and 39 weeks ended November 27, 2016, the Company recorded pre-tax restructuring charges of $113,000 and $206,000, respectively, compared to $158,000 and $373,000, respectively, in the 13 weeks and 39 weeks ended November 29, 2015, in connection with the closures in prior years of its facilities located in Zhuhai, China and Newburgh, New York.

Earnings from Operations

For the reasons set forth above, the Company's earnings from operations were $1.9 million and $7.4 million, respectively, for the 13 weeks and 39 weeks ended November 27, 2016, which included the aforementioned restructuring charges of $113,000 and $206,000, respectively, compared to $4.9 million and $15.6 million, respectively, for the 13 weeks and 39 weeks ended November 29, 2015, which included the aforementioned restructuring charges of $158,000 and $373,000, respectively.

Interest Expense

Interest expense in the 13 weeks and 39 weeks ended November 27, 2016 related to the Company’s outstanding borrowings under the three-year revolving credit facility agreement that the Company entered into with HSBC Bank in the fourth quarter of the 2016 fiscal year. The agreement provides for an interest rate on the outstanding loan balance of LIBOR plus 1.15%. Other interest rate options are available to the Company under the agreement. See “Liquidity and Capital Resources” elsewhere in this Item 2 and Note 5 of the Notes to Consolidated Financial Statements included elsewhere in this Report for additional information.

Interest and Other Income

Interest income was $430,000 and $1,177,000, respectively, for the 13 weeks and 39 weeks ended November 27, 2016 compared to $227,000 and $809,000, respectively, for last fiscal year's comparable periods. Interest income increased 89% and 45%, respectively, for the 13 weeks and 39 weeks ended November 27, 2016 primarily as a result of higher weighted average interest rates and larger average balances of marketable securities held by the Company in the 13 weeks and 39 weeks ended November 27, 2016 compared to last fiscal year's comparable periods. During the 39 weeks ended November 27, 2016, the Company earned interest income principally from its investments, which were primarily in short-term instruments and money market funds.

Income Tax Provision

The Company's effective income tax rates for the 13 weeks and 39 weeks ended November 27, 2016 were 6.4% and 10.0%, respectively, compared to 13.4% and 12.1%, respectively, for the 13 weeks and 39 weeks ended November 29, 2015. The lower effective tax rates were primarily due to lower taxable income in low tax rate jurisdictions offsetting taxable losses in higher tax rate jurisdictions.

Net Earnings

For the reasons set forth above, the Company's net earnings for the 13 weeks and 39 weeks ended November 27, 2016 were $1.9 million and $6.8 million, respectively, including the pre-tax restructuring charges described above, compared to net earnings of $4.1 million and $13.5 million for the 13 weeks and 39 weeks, respectively, ended November 29, 2015, including the pre-tax restructuring charges described above.

Basic and Diluted Earnings Per Share

In the 13 weeks and 39 weeks ended November 27, 2016, basic and diluted earnings per share were $0.09 and $0.34, respectively, including, in both such periods, the restructuring charges described above. This compared to basic and diluted earnings per share of $0.20 and $0.66 in the 13 weeks and 39 weeks, respectively, ended November 29, 2015, including, in both such periods, the restructuring charges described above. The net impact of the restructuring charges described above reduced basic and diluted earnings per share by $0.01 in each of the 13-week periods ended November 27, 2016 and November 29, 2015 and reduced basic and diluted earnings per share by $0.01 in the 39 weeks ended November 29, 2015.

Liquidity and Capital Resources:

(amounts in thousands)	November 27,	February 28,
	2016	2016	Increase

Cash and marketable securities	$238,824	$237,425	$1,399
Restricted cash	10,000	10,000	-
Working capital	256,140	255,507	633

	39 Weeks Ended
(amounts in thousands)	November 27,	November 29
	2016	2015	Increase

Net cash provided by operating activities	$10,666	$6,786	$3,880
Net cash provided by (used in) investing activities	6,129	(21,937)	28,066
Net cash used in financing activities	(8,320)	(50,504)	42,184

Cash and Marketable Securities

Of the $248.8 million of cash and marketable securities and restricted cash at November 27, 2016, $238.0 million was owned by certain of the Company’s wholly owned foreign subsidiaries. The Company believes it has sufficient liquidity to fund its operating activities through the end of the 2017 fiscal year and for the foreseeable future thereafter.

The change in cash, marketable securities and restricted cash at November 27, 2016 compared to February 28, 2016 was the result of cash used in operating activities and a number of additional factors. The significant changes in cash flows from operating activities were as follows:

●

accounts receivable decreased by 29% at November 27, 2016 compared to February 28, 2016, primarily due to lower sales in the 13 weeks ended November 27, 2016 than in the 13 weeks ended February 28, 2016;

●	inventory increased by 23% at November 27, 2016 compared to February 28, 2016, primarily due to the timing of purchases of raw materials;

●	accounts payable decreased by 24% at November 27, 2016 compared to February 28, 2016, primarily due to the timing of vendor payments and raw material purchases from suppliers; and

●	income taxes payable decreased by 57% at November 27, 2016 compared to February 28, 2016, primarily due to income tax payments made during the 39 weeks ended November 27, 2016.

In addition, the Company paid $6.1 million in cash dividends in each of the 39-week periods ended November 27, 2016 and November 29, 2015. During the 39 weeks ended November 27, 2016, the Company also made $2.3 million of principal payments on its long-term debt. During the 39 weeks ended November 29, 2015, the Company also received $2.0 million of proceeds from the sale of the Nelco Zhuhai building in Zhuhai, China, made $7.5 million of principal payments on its long-term debt and purchased shares of its common stock at an aggregate cost of $11.9 million.

Working Capital

Working capital did not change significantly at November 27, 2016 compared to February 28, 2016.

The Company's current ratio (the ratio of current assets to current liabilities) was 19.8 to 1 at November 27, 2016 compared to 16.3 to 1 at February 28, 2016.

Cash Flows

During the 39 weeks ended November 27, 2016, the Company's cash flow provided by operating activities were $10.7 million. During the same 39-week period, the Company expended $194,000 for the purchase of property, plant and equipment, compared with $320,000 during the 39-weeks ended November 29, 2015.  The Company paid $6.1 million in cash dividends in each of the 39-week periods ended November 27, 2016 and November 29, 2015, respectively.  In addition, during the 39 week period ended November 29, 2015, the Company received $2.0 million in proceeds from the sale of the Nelco Zhuhai building in Zhuhai, China, made $7.5 million of principal payments on its long-term debt and purchased shares of its common stock at an aggregate cost of $11.9 million.

Debt

At November 27, 2016 and February 28, 2016, the Company had $72.8 million and $75.0 million of bank debt, respectively. In the fourth quarter of 2016, the Company entered into a three-year revolving credit facility agreement (the “Credit Agreement”) with HSBC Bank. The Credit Agreement provides for loans up to $75.0 million to the Company and letters of credit up to $2.0 million for the account of the Company, and subject to the terms and conditions of the Credit Agreement, an interest rate on the outstanding loan balance of LIBOR plus 1.15%. The Credit Agreement contains certain customary affirmative and negative covenants and customary financial covenants. In the event that the Company breaches a covenant that is deemed to be a default under the Credit Agreement requiring prepayment of the outstanding borrowings, the Company has sufficient liquidity to prepay the outstanding amount, as well as any related income taxes for potentially repatriated funds, at any time, and such prepayment would not have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial position. For additional information, see Note 5 of the Notes to Consolidated Financial Statements included elsewhere in this Report.

Other Liquidity Factors

The Company believes its financial resources will be sufficient, through the end of the 2017 fiscal year and for the foreseeable future thereafter, to provide for continued investment in working capital and property, plant and equipment and for general corporate purposes. The Company’s financial resources are also available for purchases of the Company's common stock, appropriate acquisitions and other expansions of the Company's business.

The Company is not aware of any circumstances or events that are reasonably likely to occur that could materially affect its liquidity.

Contractual Obligations:

The Company's contractual obligations and other commercial commitments to make future payments under contracts, such as lease agreements, consist only of (i) operating lease commitments and commitments to purchase raw materials and (ii) the bank debt described above. The Company has no other long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments or contingent commitments, other than two standby letters of credit in the total amount of $1.0 million to secure the Company's obligations under its workers' compensation insurance program.

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

The Company’s critical accounting policies that are important to the Consolidated Financial Statements and that entail, to a significant extent, the use of estimates and assumptions and the application of management’s judgment are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2016. There have been no significant changes to such accounting policies during the 2017 fiscal year third quarter.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

The Company's market risk exposure at November 27, 2016 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended February 28, 2016.

Item 4.     Controls and Procedures.

(a)     Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of November 27, 2016, the end of the quarterly fiscal period covered by this quarterly report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The following table provides information with respect to shares of the Company's Common Stock acquired by the Company during each month included in the Company’s 2017 fiscal year third quarter ended November 27, 2016.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

August 29 - September 27	0	$-	0

September 28 - October 27	0	$-	0

October 28 - November 27	0	$-	0
		-
Total	0	$-	0	1,531,412 (a)

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 27, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at November 27, 2016 (unaudited) and February 28, 2016; (ii) Consolidated Statements of Operations for the 13 weeks and 39 weeks ended November 27, 2016 and November 29, 2015 (unaudited); (iii) Consolidated Statements of Comprehensive Earnings for the 13 weeks and 39 weeks ended November 27, 2016 and November 29, 2015 (unaudited); and (iv) Condensed Consolidated Statements of Cash Flows for the 39 weeks ended November 27, 2016 and November 29, 2015 (unaudited). * +

*      Filed electronically herewith.

+      Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Park Electrochemical Corp.
(Registrant)

/s/ Brian E. Shore
Date: January 6, 2017	Brian E. Shore
Chief Executive Officer
(principal executive officer)

s/ P. Matthew Farabaugh
Date: January 6, 2017	P. Matthew Farabaugh
Senior Vice President and Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit No.	Name

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 27, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at November 27, 2016 (unaudited) and February 28, 2016; (ii) Consolidated Statements of Operations for the 13 weeks and 39 weeks ended November 27, 2016 and November 29, 2015 (unaudited); (iii) Consolidated Statements of Comprehensive Earnings for the 13 weeks and 39 weeks ended November 27, 2016 and November 29, 2015 (unaudited); and (iv) Condensed Consolidated Statements of Cash Flows for the 39 weeks ended November 27, 2016 and November 29, 2015 (unaudited). * +

*	Filed electronically herewith.

+

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.