Form 10-K
period 2017-02-26
PARK ELECTROCHEMICAL CORP
filed 2017-05-12
CIK 76267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 26, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer (Do not check if a smaller reporting company) ☐
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Title of Class	Aggregate Market Value	As of Close of Business On
Common Stock, par value $.10 per share	$326,334,973	August 26, 2016

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding	As of Close of Business On
Common Stock, par value $.10 per share	20,234,671	May 5, 2017

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Shareholders to be held July 18, 2017 incorporated by reference into Part III of this Report.

PART I

ITEM 1.     BUSINESS.

General

Park Electrochemical Corp. (“Park”), through its subsidiaries (unless the context otherwise requires, Park and its subsidiaries are hereinafter called the “Company”), is a global advanced materials company which develops and manufactures advanced composite materials, primary and secondary structures and assemblies and low-volume tooling for the aerospace markets and high-technology digital and radio frequency (“RF”)/microwave printed circuit materials principally for the telecommunications and internet infrastructure, enterprise and military markets. Park’s core capabilities are in the areas of polymer chemistry formulation and coating technology.

Park operates through fully integrated business units in Asia, Europe and North America. The Company's manufacturing facilities are located in Kansas, Singapore, France, Arizona and California. The Company also maintains research and development facilities in Arizona, Kansas and Singapore.

Sales of Park’s advanced composite materials, parts and assemblies products were 28%, 27% and 22% of the Company’s total net sales worldwide in the 2017, 2016 and 2015 fiscal years, respectively, and sales of Park’s printed circuit materials products were 72%, 73% and 78% of the Company’s total net sales worldwide in the 2017, 2016 and 2015 fiscal years, respectively.

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

AEROGLIDE®, COREFIX®, EASYCURE E-710®, LD®, MERCURYWAVE®, METEORWAVE®, NELCO®, RTFOIL®, SI® and TIN CITY AIRCRAFT WORKS® are registered trademarks of Park Electrochemical Corp., and ALPHASTRUT™, ELECTROGLIDE™, ELECTROVUE™, EF™, EP™, NELTEC™, PEELCOTE™, POWERBOND™ and SIGMASTRUT™ are common law trademarks of Park Electrochemical Corp.

Advanced Composite Materials, Parts and Assemblies

Advanced Composite Materials, Parts and Assemblies - Operations

The Company develops and manufactures engineered, advanced composite materials and advanced composite parts and assemblies and low-volume tooling for the aerospace markets and prototype tooling for such parts and assemblies.

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

The Company works with aerospace original equipment manufacturers (“OEMs”), such as general aviation aircraft manufacturers and commercial aircraft manufacturers, and certain tier 1 suppliers to qualify its advanced composite materials or parts and assemblies for use on current and upcoming programs. The Company’s customers typically design and specify a material specifically to meet the needs of the part’s end use and the customers’ processing methods. Such customers sometimes work with a supplier to develop the specific resin system and reinforcement combination to match the application. The Company’s customers’ processing, or the Company’s processing, may include hand lay-up, resin infusion or more advanced automated lay-up processes. Automated lay-up processes include automated tape lay-up, automated fiber placement and filament winding. These fabrication processes significantly alter the material form purchased. After the lay-up process is completed, the material is cured by the addition of heat and pressure. Cure processes typically include vacuum bag oven curing, high pressure autoclave, press forming and before-press curing. After the part has been cured, final finishing and trimming, and assembly of the structure, is performed by the fabricator or the Company.

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

Advanced Composite Materials, Parts and Assemblies – Customers and End Markets

The Company’s advanced composite materials, parts and assemblies customers include manufacturers of turbofan engines, aircraft primary and secondary structures and radomes, including military aircraft, unmanned aerial vehicles (“UAVs”), business jets and turboprops, large and regional transport aircraft and helicopters, space vehicles, rocket motors and specialty industrial products. The Company’s advanced composite materials are marketed primarily by sales personnel and, to a lesser extent, by independent distributors and independent sales representatives, and the Company’s advanced composite parts and assemblies are marketed primarily by sales personnel.

While no single advanced composite materials, parts and assemblies customer accounted for 10% or more of the Company’s total sales during any of the last three fiscal years, the loss of a major customer or of a group of customers could have a material adverse effect on the Company’s business or its consolidated results of operations or financial position.

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

Advanced Composite Materials, Parts and Assemblies – Manufacturing

The Company’s manufacturing facilities for advanced composite materials are currently located in Newton, Kansas and in Singapore, and its manufacturing facility for composite parts and assemblies is also located in Newton, Kansas. See “Advanced Composite Materials, Parts and Assemblies – Operations” elsewhere in this Report.

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

The Company’s laboratories have been approved by several aerospace OEMs, and the Company has achieved certification pursuant to the National Aerospace and Defense Contractors Accreditation Program (“NADCAP”) for both non-metallic materials manufacturing and testing and composites fabrication. After all the processing has been completed, the product is tested and packaged for shipment to the customer. The Company typically supplies final product to the customer in roll or sheet form. The Company’s PATC facility has received accreditation by NADCAP for composite parts manufacturing and for composite materials manufacturing, and the Company believes that the PATC facility is one of the few facilities in the world with NADCAP accreditation for manufacturing both composite materials and composite parts. The Company has also received AS9100C certification for its quality management system for the manufacture of advanced composite materials and design and manufacturing of parts for aircraft and aerospace industries.

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

Printed Circuit Materials

Printed Circuit Materials - Operations

The Company is also a leading global designer and manufacturer of advanced printed circuit materials used to fabricate complex multilayer printed circuit boards and other electronic interconnection systems, such as multilayer back-planes, wireless packages, high-speed/low-loss multilayers and high density interconnects (“HDIs”). The Company’s multilayer printed circuit materials consist of copper-clad laminates and prepregs, which is an acronym for pre-impregnated material. The Company has long-term relationships with its major customers, which include leading independent printed circuit board fabricators, electronic manufacturing service companies, electronic contract manufacturers and major electronic original equipment manufacturers ("OEMs"). Multilayer printed circuit boards and interconnect systems are used in virtually all advanced electronic equipment to direct, sequence and control electronic signals between semiconductor devices (such as microprocessors and memory and logic devices), passive components (such as resistors and capacitors) and connection devices (such as infra-red couplings, fiber optics, compliant pin and surface mount connectors). Examples of end uses of the Company’s digital printed circuit materials include high speed routers and servers, telecommunications switches, storage area networks, supercomputers, satellite switching equipment and wireless local area networks ("LANs"). The Company's RF/microwave printed circuit materials are used primarily for military avionics, antennas, power amplifiers and other components for cellular telephone base stations, automotive adaptive cruise control systems and avionic communications equipment. The Company has developed long-term relationships with major customers as a result of its leading edge products, extensive technical and engineering service support and responsive manufacturing capabilities.

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

The Company believes that it is one of only a few significant independent manufacturers of high performance multilayer printed circuit materials in the world. The Company was the first manufacturer in the printed circuit materials industry to establish manufacturing presences in the three major global markets of North America, Europe and Asia, with facilities established in Europe in 1969 and Asia in 1986.

Printed Circuit Materials – Industry Background

The printed circuit materials manufactured by the Company and its competitors are used primarily to construct and fabricate complex multilayer printed circuit boards and other advanced electronic interconnection systems. Multilayer printed circuit materials consist of prepregs and copper-clad laminates. Prepregs are chemically and electrically engineered thermosetting or thermoplastic resin systems which are impregnated into and reinforced by a specially manufactured fiberglass cloth product or other woven or non-woven reinforcing fiber. This insulating dielectric substrate generally is 0.125 inch to 0.001 inch in thickness. While these resin systems historically have been based on epoxy resin chemistry, in recent years, increasingly demanding OEM requirements have driven the industry to utilize proprietary enhanced epoxies as well as other higher performance resins, such as phenolic, bismalimide triazine ("BT"), cyanate ester, standard and enhanced non-Methylene Dianiline (“MDA”) polyimide, allylated polyphenylene ether (“APPE”) or polytetrafluoroethylene ("PTFE"). One or more plies of prepreg are laminated together to form an insulating dielectric substrate to support the copper circuitry patterns of a multilayer printed circuit board. Copper-clad laminates consist of one or more plies of prepreg with each ply laminated on the top and bottom with specialty thin copper foil. Copper foil is specially formed in thin sheets which may vary from 0.0056 inch to 0.0002 inch in thickness and normally have a thickness of 0.0014 inch or 0.0007 inch. The Company supplies both copper-clad laminates and prepregs to its customers, which use these products as a system to construct multilayer printed circuit boards.

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

The Company has developed long-term relationships with select customers through broad-based technical support and service, as well as manufacturing proximity and responsiveness at multiple levels of the customer’s organization. The Company focuses on developing a thorough understanding of its customers’ businesses, product lines, processes and technological challenges. The Company seeks customers which are industry leaders committed to maintaining and improving their industry leadership positions and which are committed to long-term relationships with their suppliers. The Company also seeks business opportunities with the more advanced printed circuit fabricators and electronic equipment manufacturers who are interested in maximizing the full value of the products and services provided by their suppliers. The Company believes its proactive and timely support in assisting its customers with the integration of advanced materials technology into new product designs further strengthens its relationships with its customers.

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

During the Company’s 2017 fiscal year, 16.2% of the Company's total worldwide sales were to TTM Technologies, Inc., a leading manufacturer of printed circuit boards. During the Company’s 2016 fiscal year, approximately 13.8% of the Company's total worldwide sales were to TTM Technologies, Inc. During the Company’s 2015 fiscal year, the Company did not have sales to any customer that equaled or exceeded 10% of the Company’s total worldwide sales. During the Company’s 2017 and 2016 fiscal years, sales to no other customer of the Company equaled or exceeded 10% of the Company’s total worldwide sales.

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

The Company manufactures multilayer printed circuit materials at fully integrated facilities located in the United States, Europe and Southeast Asia. The Company opened its California facility in 1965, its Arizona facility in 1984, its Singapore facility in 1986 and its France facility in 1992. The Company services the North American market principally through its United States manufacturing facilities, the European market principally through its manufacturing facilities in the United States and in France, and the Asian market principally through its Singapore manufacturing facility. By maintaining technical and engineering staffs at each of its manufacturing facilities, the Company is able to deliver fully-integrated products and services on a timely basis. On April 18, 2017, the Company announced the consolidation of its Nelco Products, Inc. business unit located in California and its Neltec, Inc. business unit located in Arizona. When completed, all manufacturing at the Fullerton, California facility will cease, except for treating operations, which will continue as part and under the supervision of the Neltec, Inc. business unit.

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

Significant increases in the cost of materials purchased by the Company could also have a material adverse effect on the Company’s business and results of operations if the Company were unable to pass such increases through to its customers. During the 2017, 2016 and 2015 fiscal years, the Company experienced significant volatility in the cost of copper foil, one of the Company’s primary raw materials. The Company generally passes changes in the costs of its raw materials through to its customers.

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

The Company believes that there are several significant multilayer printed circuit materials manufacturers in the world and many of these competitors have significant presences in the three major global markets of North America, Europe and Asia. The Company believes that it is one of only a few significant independent manufacturers of multilayer printed circuit materials in the world today.

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

Backlog

The Company considers an item as backlog when it receives a purchase order specifying the number of units to be purchased, the purchase price, specifications and other customary terms and conditions. At May 1, 2017, the unfilled portion of all purchase orders received by the Company and believed by it to be firm was $14,642,952, compared to $17,901,725 at May 1, 2016. A major portion of the Company’s backlog consists of composite materials.

Various factors contribute to the size of the Company’s backlog. Accordingly, the foregoing information may not be indicative of the Company’s results of operations for any period subsequent to the fiscal year ended February 26, 2017.

Patents and Trademarks

The Company holds several patents and trademarks or licenses thereto. In the Company’s opinion, some of these patents and trademarks are important to its products. Generally, however, the Company does not believe that an inability to obtain new; or to defend existing, patents and trademarks would have a material adverse effect on the Company.

Employees

At February 26, 2017, the Company had 426 employees. Of these employees, 370 were engaged in the Company’s manufacturing operations, and 56 consisted of executive, sales and marketing and research and development personnel and general administrative staff.

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

During the 2017, 2016 and 2015 fiscal years, the Company experienced significant volatility in the cost of copper foil, one of the Company’s primary raw materials. The Company generally passes changes in the costs of its raw materials through to its customers. See “Business—Printed Circuit Materials—Materials and Sources of Supply” in Item 1 of Part I of this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this Report.

The Company's customer base is highly concentrated, and the loss of one or more customers could adversely affect the Company's business.

A loss of one or more key customers could adversely affect the Company's profitability. The Company's customer base is concentrated, in part, because the Company's business strategy has been to develop long-term relationships with a select group of customers. During the Company's fiscal years ended February 26, 2017, February 28, 2016 and March 1, 2015, the Company's ten largest customers accounted for approximately 48%, 51% and 53%, respectively, of net sales. The Company expects that sales to a relatively small number of customers will continue to account for a significant portion of its net sales for the foreseeable future. See "Business—Printed Circuit Materials—Customers and End Markets” and “Business—Advanced Composite Materials, Parts and Assemblies—Customers and End Markets” in Item 1 of Part I of this Report.

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

On April 18, 2017, the Company announced the consolidation of its Nelco Products, Inc. business unit located in California and its Neltec, Inc. business unit located in Arizona. When completed, all manufacturing at the Fullerton, California facility will cease, except for treating operations, which will continue as part and under the supervision of the Neltec, Inc. business unit.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

Executive Officers of the Registrant.

Name	Title	Age

Brian E. Shore	Chief Executive Officer and Chairman of the Board of Directors	65

Christopher T. Mastrogiacomo	President and Chief Operating Officer	59

Stephen E. Gilhuley	Executive Vice President – Administration and Secretary	72

P. Matthew Farabaugh	Senior Vice President and Chief Financial Officer	56

Constantine Petropoulos	Vice President and General Counsel	39

Mark A. Esquivel	Vice President – Aerospace	44

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

For the Fiscal Year Ended	Stock Price		Dividends
February 26, 2017	High	Low	Declared

First Quarter	$16.82	$14.06	$0.10
Second Quarter	17.50	14.05	0.10
Third Quarter	18.76	13.76	0.10
Fourth Quarter	19.83	17.56	0.10

For the Fiscal Year Ended	Stock Price		Dividends
February 28, 2016	High	Low	Declared

First Quarter	$23.63	$20.30	$0.10
Second Quarter	22.58	16.60	0.10
Third Quarter	18.58	16.08	0.10
Fourth Quarter	17.74	13.65	0.10

As of May 5, 2017, there were 575 holders of record of Common Stock.

The Company expects, for the immediate future, to continue to pay regular cash dividends.

The following table provides information with respect to shares of the Company’s Common Stock acquired by the Company during each month included in the Company’s 2017 fiscal year fourth quarter ended February 26, 2017.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

November 28 - December 26	0	$-	0

December 27 - January 26	0	$-	0

January 27 - February 26	0	$-	0

Total	0	$-	0	1,531,412 (a)

(a)

Aggregate number of shares available to be purchased by the Company pursuant to share purchase authorizations announced on January 8, 2015 and March 10, 2016. Pursuant to such authorizations, the Company is authorized to purchase its shares from time to time on the open market or in privately negotiated transactions.

As a result of the authorizations announced on January 8, 2015 and March 10, 2016, the Company is authorized to purchase up to a total of 1,531,412 shares of its common stock, representing approximately 7.6% of the Company’s 20,234,671 total outstanding shares as of the close of business on May 5, 2017.

As previously announced by the Company, shares purchased by the Company will be retained as treasury stock and will be available for use under the Company’s stock option plan and for other corporate purposes.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected consolidated financial data of Park and its subsidiaries is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements, related Notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein. Insofar as such consolidated financial information relates to the five fiscal years ended February 26, 2017 and is as of the end of such periods, it is derived from the Consolidated Financial Statements for each of the five fiscal years ended February 26, 2017 and as of such dates audited by the Company’s independent registered public accounting firms. The Consolidated Financial Statements as of February 26, 2017 and February 28, 2016, and for each of the three years in the period ended February 26, 2017, February 28, 2016 and March 1, 2015, together with the report of the independent registered public accounting firm for the years ended February 26, 2017, February 28, 2016 and March 1, 2015, appear in Item 8 of Part II of this Report.

	Fiscal Year Ended
	(Amounts in thousands, except per share amounts)
	February 26,	February 28,	March 1,	March 2,	March 3,
	2017	2016	2015	2014	2013

STATEMENT OF EARNINGS INFORMATION

Net sales	$114,609	$145,855	$162,086	$165,764	$176,416
Cost of sales	84,568	103,103	113,133	117,664	125,866
Gross profit	30,041	42,752	48,953	48,100	50,550
Selling, general and administative expenses	19,739	21,211	24,373	25,168	26,595
Restructuring charges	313	535	1,179	546	3,703
Earnings from operations	9,989	21,006	23,401	22,386	20,252
Interest expense	1,432	1,657	1,438	764	14
Interest and other income	1,704	1,149	827	460	647
Earnings before income taxes	10,261	20,498	22,790	22,082	20,885
Income tax provision	978	2,469	2,747	64,411	3,924
Net earnings (loss)	$9,283	$18,029	$20,043	$(42,329)	$16,961

Earnings per share:
Basic earnings (loss) per share	$0.46	$0.89	$0.96	$(2.03)	$0.82

Diluted earnings (loss) per share	$0.46	$0.89	$0.96	$(2.03)	$0.81

Cash dividends per common share	$0.40	$0.40	$1.90	$2.90	$2.90

Weighted average number of common shares outstanding:
Basic	20,235	20,347	20,912	20,849	20,801
Diluted	20,239	20,352	20,986	20,849	20,823

BALANCE SHEET INFORMATION

Working capital	$255,007	$255,507	$283,535	$286,997	$303,996
Total assets	308,578	314,777	350,682	377,093	369,658
Long-term debt	68,500	72,000	84,000	94,000	52,000
Shareholders' equity	182,826	180,867	181,599	200,543	299,922

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

The Company’s fiscal year is the 52 or 53 week period ending the Sunday nearest to the last day of February. The 2017, 2016 and 2015 fiscal years ended on February 26, 2017, February 28, 2016 and March 1, 2015, respectively. The 2017, 2016 and 2015 fiscal years consisted of 52 weeks. Unless otherwise indicated in this Discussion and Analysis, all references to years in this Discussion and Analysis are to the Company’s fiscal years and all annual information in this Discussion and Analysis is for such fiscal years.

2017 Financial Overview

The Company's total net sales worldwide in 2017 were 21% lower than in 2016 primarily due to lower sales of the Company’s printed circuit materials products in Asia and North America and lower sales of the Company’s aerospace composite materials, parts and assemblies and low-volume tooling. The lower sales in Asia were primarily due to a slowdown in demand for the Company’s products which are used by original equipment manufacturers (“OEMs”) in the manufacture of equipment for the internet and telecommunications infrastructure in developing countries and certain legacy materials coming to end-of-program life at OEMs.

The Company’s gross profit margin, measured as a percentage of sales, decreased to 26.2% in 2017 from 29.3% in 2016 due primarily to lower sales and production levels of the Company’s printed circuit materials products in Asia and North America in 2017 and lower sales of the Company’s aerospace products combined with the fixed nature of certain overhead costs, which were partially offset by an improvement in its printed circuit materials production processes in North America. The gross profit in 2017 also benefited from the growing percentage of sales of the Company’s more technically advanced high performance printed circuit materials products.

The Company’s earnings from operations and net earnings in 2017 were 52% and 49% lower, respectively, than in 2016, primarily as a result of the aforementioned decreases in sales and gross profit margin, partially offset by a 7% reduction in selling, general and administrative expenses. Selling, general and administrative expenses decreased primarily due to decreases in shipping expenses, salary expenses, incentive compensation, stock option expenses and professional fees, partially offset by unfavorable foreign exchange rates. Earnings from operations in 2017 included pre-tax restructuring charges of $0.3 million in connection with the closure in 2009 of the New England Laminates Co., Inc. facility located in Newburgh, New York. Earnings from operations in 2016 included pre-tax restructuring charges of $0.5 million related to the facility closure mentioned above and the closure in 2013 of the Nelco Technology (Zhuhai FTZ) Ltd. (“Nelco Zhuhai”) facility located in the Free Trade Zone in Zhuhai, China.

The global markets for the Company’s products continue to be very difficult to forecast, and it is not clear to the Company what the demand for the Company’s products will be in 2018 or beyond.

Results of Operations:

Fiscal Year 2017 Compared to Fiscal Year 2016

	Fiscal Year Ended
	February 26,	February 28,
(Amounts in thousands, except per share amounts)	2017	2016	Increase / (Decrease)

Net sales	$114,609	$145,855	$(31,246)	-21%
Cost of sales	84,568	103,103	(18,535)	-18%
Gross profit	30,041	42,752	(12,711)	-30%
Selling, general and administrative expenses	19,739	21,211	(1,472)	-7%
Restructuring charges	313	535	(222)	-41%
Earnings from operations	9,989	21,006	(11,017)	-52%
Interest expense	1,432	1,657	(225)	-14%
Interest and other income	1,704	1,149	555	48%
Earnings before income taxes	10,261	20,498	(10,237)	-50%
Income tax provision	978	2,469	(1,491)	-60%
Net earnings	$9,283	$18,029	$(8,746)	-49%

Earnings per share:
Basic earnings per share	$0.46	$0.89	$(0.43)	-48%

Diluted earnings per share	$0.46	$0.89	$(0.43)	-48%

Net Sales

The Company's total net sales worldwide in 2017 were 21% lower than in 2016 primarily due to lower sales of the Company’s printed circuit materials products in Asia and North America and lower sales of the Company’s aerospace composite materials, parts and assemblies and low-volume tooling. The lower sales in Asia were primarily due to a slowdown in demand for the Company’s products which are used by OEMs in the manufacture of equipment for the internet and telecommunications infrastructure in developing countries and certain legacy materials coming to end-of-program life at OEMs.

The Company’s total net sales of its printed circuit materials products were $82.5 million and $106.7 million in 2017 and 2016, respectively, or 72% and 73%, respectively, of the Company’s total net sales worldwide in such periods. The Company’s total net sales of its aerospace composite materials, parts and assemblies products were $32.1 million and $39.1 million in 2017 and 2016, respectively, or 28% and 27%, respectively, of the Company’s total net sales worldwide in such periods.

The Company's foreign sales were $53.7 million, or 47% of the Company's total net sales worldwide, during 2017 compared to $70.6 million of sales, or 48% of total net sales worldwide, during 2016. The decrease in 2017 was primarily due to the lower sales in Asia for reasons described above.

The Company’s sales in North America, Asia and Europe were 53%, 39% and 8%, respectively, of the Company’s total net sales worldwide in 2017 compared to 52%, 42% and 6%, respectively, in 2016. The Company’s sales in North America decreased 19%, while its sales in Asia decreased 27% and its sales in Europe decreased 4% in 2017 compared to 2016.

During both 2017 and 2016, 93% of the Company’s total net sales worldwide of printed circuit materials consisted of high performance printed circuit materials.

The Company’s high performance printed circuit materials (non-FR4 printed circuit materials) include high-speed, low-loss materials for digital and RF/microwave applications requiring lead-free compatibility and high bandwidth signal integrity, allylated polyphenylene ether (“APPE”), bismalimide triazine (“BT”) materials, polyimides for applications that demand extremely high thermal performance and reliability, cyanate esters, quartz reinforced materials, and polytetrafluoroethylene (“PTFE”) and modified epoxy materials for RF/microwave systems that operate at frequencies up to at least 79GHz.

Gross Profit

The Company’s gross profit margin, measured as a percentage of sales, decreased to 26.2% in 2017 from 29.3% in 2016 due primarily to lower sales and production levels of the Company’s printed circuit materials products in Asia and North America in 2017 and lower sales of the Company’s aerospace products combined with the fixed nature of certain overhead costs, which were partially offset by an improvement in its printed circuit materials production processes in North America. The gross profit in 2017 also benefited from the growing percentage of sales of the Company’s more technically advanced high performance printed circuit materials products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $1.5 million, or 7%, during 2017 compared to 2016. Such expenses measured as percentages of sales were 17.2% during 2017 compared to 14.5% during 2016. The decrease in such expenses in 2017 was primarily due to decreases in shipping expenses commensurate with the sales reduction in 2017, and lower salary expenses, incentive compensation, stock option expenses and professional fees, partially offset by unfavorable foreign exchange rates.

Selling, general and administrative expenses in 2017 included $1.2 million of stock option expenses compared to $1.5 million of such expenses in 2016.

Restructuring Charges

During 2017, the Company recorded pre-tax restructuring charges of $0.3 million in connection with the closure in 2009 of its facility located in Newburgh, New York, compared to pre-tax restructuring charges of $0.5 million in 2016 in connection with the aforementioned facility closure and the closure in 2013 of its facility located in Zhuhai, China.

Earnings from Operations

For the reasons set forth above, the Company’s earnings from operations were $10.0 million for 2017, including pre-tax charges of $0.3 million associated with the closure in 2009 of the facility in Newburgh, New York, compared to $21.0 million for 2016, including the pre-tax charges of $0.5 million associated with the closures in prior years of facilities in Zhuhai, China and Newburgh, New York.

 Interest Expense

Interest expense in 2017 was $1.4 million, compared to $1.7 million in 2016. The decrease in interest expense in 2017 was primarily due to lower average outstanding debt and the pre-tax deferred financing costs of $0.3 million related to the early termination of the PNC Bank credit agreement in 2016 that did not recur in 2017. As previously reported, the Company entered into a three-year revolving credit facility agreement with HSBC Bank USA in January 2016, which replaced the credit facility agreement that the Company entered into with PNC Bank in February 2014. See Note 10 of the Notes to Consolidated Financial Statements included elsewhere in this Report and “Liquidity and Capital Resources” elsewhere in this Item 7 for additional information.

Interest and Other Income

Interest and other income were $1.7 million and $1.1 million for 2017 and 2016, respectively. The 48% increase in 2017 was primarily the result of higher weighted average interest rates based on longer average maturities of marketable securities held by the Company in 2017 compared to last year's comparable period. During 2017 and 2016, the Company earned interest income principally from its investments, which were primarily in short-term instruments and money market funds.

Income Tax Provision

The Company’s effective income tax rate of 9.5% for 2017 was lower than the statutory U.S. Federal income tax rate because portions of the Company’s taxable income in 2017 were derived in foreign jurisdictions with lower effective income tax rates. The Company’s effective income tax rate was 12.0% for 2016.  See “Results of Operations – Fiscal Year 2016 Compared to Fiscal Year 2015 – Income Tax Provision” elsewhere in this Item 7.

Net Earnings

The Company’s net earnings for 2017 were $9.3 million, including pre-tax charges of $0.3 million related to the facility closure mentioned above, compared to $18.0 million for 2016, including the pre-tax charges of $0.8 million related to deferred financing costs and the facility closures described above. The net impact of the items described above was to reduce net earnings by $0.2 million in 2017 and to reduce net earnings by $0.6 million in 2016.

Basic and Diluted Earnings Per Share

Basic and diluted earnings per share for 2017 were $0.46, including the facility closure mentioned above, compared to basic and diluted earnings per share of $0.89 for 2016, including the deferred financing costs and the facility closures described above. The net impact of the items described above was to reduce basic and diluted earnings per share by $0.01 and $0.02 in 2017 and 2016, respectively.

Fiscal Year 2016 Compared to Fiscal Year 2015

	Fiscal Year Ended

(Amounts in thousands, except per share amounts)	February 28, 2016	March 1, 2015	Increase / (Decrease)

Net sales	$145,855	$162,086	$(16,231)	-10%
Cost of sales	103,103	113,133	(10,030)	-9%
Gross profit	42,752	48,953	(6,201)	-13%
Selling, general and administrative expenses	21,211	24,373	(3,162)	-13%
Restructuring charges	535	1,179	(644)	-55%
Earnings from operations	21,006	23,401	(2,395)	-10%
Interest expense	1,657	1,438	219	15%
Interest and other income	1,149	827	322	39%
Earnings before income taxes	20,498	22,790	(2,292)	-10%
Income tax provision	2,469	2,747	(278)	-10%
Net (loss) earnings	$18,029	$20,043	$(2,014)	-10%

Earnings per share:
Basic (loss) earnings per share	$0.89	$0.96	$(0.07)	-7%

Diluted (loss) earnings per share	$0.89	$0.96	$(0.07)	-7%

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

The Company’s sales in North America, Asia and Europe were 52%, 42% and 6%, respectively, of the Company’s total net sales worldwide in 2016 compared to 46%, 47% and 7%, respectively, in 2015. The Company’s sales in North America remained relatively flat, while its sales in Asia decreased 19% and its sales in Europe decreased 12% in 2016 compared to 2015.

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

Basic and Diluted Earnings Per Share

Basic and diluted earnings per share for 2016 were $0.89, including the facility closures and deferred financing costs mentioned above, compared to basic and diluted earnings per share of $0.96 for 2015, including the additional non-cash charges related to the modification of previously issued employee stock options, cost reduction initiatives in the United States and the facility closures and the additional 2014 fiscal year-end audit fees described above. The net impact of the items described above was to reduce basic and diluted earnings per share by $0.02 and $0.04 in 2016 and 2015, respectively.

Liquidity and Capital Resources:

(Amounts in thousands)	February 26,	February 28,	Increase /
	2017	2016	(Decrease)

Cash and marketable securities	$238,590	$237,425	$1,165
Restricted cash	10,000	10,000	-
Working capital	255,007	255,507	(500)

	Fiscal Year Ended
(Amounts in thousands)	February 26,	February 28,	March 1,	Increase / (Decrease)
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015

Net cash provided by operating activities	$13,167	$13,948	$29,011	$(781)	$(15,063)
Net cash provided by (used in) investing activities	2,478	(8,017)	5,481	10,495	(13,498)
Net cash used in financing activities	(11,093)	(49,495)	(25,948)	38,402	(23,547)

Cash, Marketable Securities and Restricted Cash

Of the $248.6 million of cash, restricted cash and marketable securities at February 26, 2017, approximately $237.7 million was owned by certain of the Company’s wholly owned foreign subsidiaries. The Company believes it has sufficient liquidity to fund its operating activities for the twelve months from the date of the filing of this Form 10-K Annual Report and for the foreseeable future thereafter.

The change in cash, restricted cash and marketable securities at February 26, 2017 compared to February 28, 2016 was the result of lower cash provided by operating activities and a number of additional factors. The significant changes in cash provided by operating activities were as follows:

●	accounts receivable decreased by 24% at February 26, 2017 compared to February 28, 2016 primarily due to the reductions in total net sales and production levels;
●

accounts payable decreased 32% at February 26, 2017 compared to February 28, 2016 primarily due to lower production levels in the 2017 fiscal year fourth quarter compared to the 2016 fiscal year fourth quarter and to the timing of payments to vendors and raw material purchases from suppliers;

●	accrued liabilities decreased 25% at February 26, 2017 compared to February 28, 2016 due to lower accruals for incentive compensation and profit sharing.

In addition, the Company paid $8.1 million and $8.2 million in cash dividends during 2017 and 2016, respectively. During 2017, the Company made $3.0 million of principal payments on its long-term debt.

Working Capital

Working capital at February 26, 2017 was flat compared to February 28, 2016. Increases in cash and cash equivalents and decreases in accounts payable and accrued liabilities were offset by decreases in marketable securities and accounts receivable.

The Company's current ratio (the ratio of current assets to current liabilities) was 19.1 to 1 at February 26, 2017 compared with 16.3 to 1 at February 28, 2016.

Cash Flows

During 2017, the Company's net earnings, before depreciation and amortization, stock-based compensation, amortization of bond premium and gain on sale of fixed assets, were $14.0 million. Such earnings reflected a decrease in deferred income taxes of $1.5 million and were increased by changes in operating assets and liabilities of $0.8 million, resulting in $13.2 million of cash provided by operating activities. During 2017, the Company expended $242,000 for the purchase of property, plant and equipment compared to $398,000 during 2016, and the Company paid $8.1 million and $8.2 million in cash dividends in 2017 and 2016, respectively.  In addition, during 2017, the Company made $3.0 million of principal payments on its long-term debt.

Long-Term Debt

At February 26, 2017 and February 28, 2016, the Company had $72.0 million and $75.0 million of bank debt, respectively. In the fourth quarter of 2014, the Company entered into a four-year amended and restated revolving credit facility agreement (the “Amended Credit Agreement”) with PNC Bank, National Association. As previously reported, the Company entered into a three-year revolving credit facility agreement with HSBC Bank USA in January 2016, which replaced the credit facility agreement that the Company entered into with PNC Bank in February 2014. For additional information, see Note 10 of the Notes to Consolidated Financial Statements included elsewhere in this Report.

Other Liquidity Factors

The Company believes its financial resources will be sufficient, for the twelve months from the date of the filing of this Form 10-K Annual Report and for the foreseeable future thereafter, to provide for continued investment in working capital and property, plant and equipment and for general corporate purposes. The Company’s financial resources are also available for purchases of the Company's common stock, appropriate acquisitions and other expansions of the Company's business.

The Company is not aware of any circumstances or events that are reasonably likely to occur that could materially affect its liquidity.

Contractual Obligations:

The Company's contractual obligations and other commercial commitments to make future payments under contracts, such as lease agreements, consist only of (i) operating lease commitments, commitments to purchase raw materials and commitments to purchase equipment, as described in Note 11 of the Notes to Consolidated Financial Statements included elsewhere in this Report, and (ii) the long-term debt described above. The Company has no other long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments or contingent commitments, other than two standby letters of credit in the total amount of $1.0 million to secure the Company's obligations under its workers’ compensation insurance program.

As of February 26, 2017 the Company’s significant contractual obligations, including payments due by fiscal year, were as follows:

Contractual Obligations (Amounts in thousands)	Total	2018	2019-2020	2021-2022	2023 and Thereafter

Operating lease obligations	$9,683	$1,937	$3,403	$1,600	$2,743
Bank debt	72,000	3,500	68,500	-	-
Total	$81,683	$5,437	$71,903	$1,600	$2,743

At February 26, 2017, the Company had unrecognized tax benefits of $1.0 million. A reasonable estimate of the timing of the payment of these liabilities is not possible.

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

In 2017, 2016 and 2015, the Company incurred approximately $84,000, $113,000 and $44,000, respectively, for remedial response and voluntary cleanup costs and related legal fees, and the Company received, or expects to receive, reimbursement pursuant to general liability insurance coverage for approximately $84,000, $111,000 and $21,000, respectively, of such amounts. While annual environmental remedial response and voluntary cleanup expenditures, including legal fees, have generally been constant from year to year, and may increase over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At February 26, 2017 and February 28, 2016, there were no amounts recorded in accrued liabilities for environmental matters.

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

Recently Adopted Accounting Pronouncement

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, as part of the FASB’s Simplification Initiative to identify, evaluate, and improve areas of US GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users. The ASU simplifies the presentation of deferred income taxes under US GAAP by requiring that all deferred tax assets and liabilities be classified as non-current. For public companies, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim reporting periods within those fiscal years. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company elected to early adopt this guidance retrospectively in the fourth quarter of the Company’s 2016 fiscal year, and the early adoption of this guidance did not impact the Company’s results of operations, cash flows or financial condition.

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

Interest Rate Risk - The exposure to market risks for changes in interest rates relates to the Company's short-term investment portfolio and its variable rate borrowings under its long-term debt obligations pursuant to the three-year revolving credit facility agreement (“Credit Agreement”) with HSBC Bank USA, National Association. See Note 10 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report. The Company does not use derivative financial instruments in its investment portfolio or its long-term debt obligations. The Company’s short-term investment portfolio is managed in accordance with guidelines issued by the Company. These guidelines are designed to establish a high quality fixed income portfolio of government and highly rated corporate debt securities with a maximum weighted maturity of less than one year. Based on the average anticipated maturity of the investment portfolio at the end of the 2017 fiscal year, the Company does not believe that a hypothetical 10% fluctuation in short-term interest rates would have had a material impact on the consolidated results of operations or financial position of the Company. The Company’s outstanding borrowings of $72.0 million, at February 26, 2017, represent 100% of the Company’s total long-term debt obligations. Outstanding borrowings bear interest at a rate equal to, at the Company’s option, either (a) a fluctuating rate per annum (computed on the basis of a year of 365 or 366 days, as the case may be, and actual days elapsed) equal to the Base Rate (as defined in the Credit Agreement), such interest rate to change automatically from time to time effective as of the effective date of each change in the Base Rate or (b) a rate per annum (computed on the basis of a year of 360 days and actual days elapsed) equal to the one, two, three or six month LIBOR Rate (as defined in the Credit Agreement) plus 1.15%. The Company does not believe that a hypothetical 10% fluctuation in interest rates would have had a material impact on the consolidated results of operations or financial position of the Company.

Item 8.	Financial Statements and Supplementary Data.

The Company's Financial Statements begin on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Park Electrochemical Corp.

We have audited the accompanying consolidated balance sheets of Park Electrochemical Corp. and subsidiaries as of February 26, 2017 and February 28, 2016, and the related consolidated statements of operations, comprehensive earnings, shareholders’ equity and cash flows for each of the three years in the period ended February 26, 2017. Our audits also included the financial statement schedule listed in the index at Item 15. Park Electrochemical Corp.’s management is responsible for these consolidated financial statements and financial statement schedule. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Park Electrochemical Corp. and subsidiaries as of February 26, 2017 and February 28, 2016, and the results of their operations and their cash flows for each of the three years in the period ended February 26, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Park Electrochemical Corp. and subsidiaries’ internal control over financial reporting as of February 26, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 12, 2017 expressed an unqualified opinion thereon.

/s/ CohnReznick LLP

Jericho, New York

May 12, 2017

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	February 26, 2017	February 28, 2016
ASSETS
Current assets:
Cash and cash equivalents	$102,438	$97,757
Marketable securities (Note 2)	136,152	139,668
Accounts receivable, less allowance for doubtful accounts of $294 and $324, respectively	17,238	22,583
Inventories (Note 3)	11,105	10,214
Prepaid expenses and other current assets (Note 4)	2,197	1,963
Total current assets	269,130	272,185

Property, plant and equipment, net	18,638	21,512
Goodwill and other intangible assets (Note 3)	9,825	9,833
Restricted cash	10,000	10,000
Other assets (Note 4)	985	1,247
Total assets	$308,578	$314,777

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt (Note 10)	$3,500	$3,000
Accounts payable	4,183	6,155
Accrued liabilities (Note 3)	3,417	4,580
Income taxes payable	3,023	2,943
Total current liabilities	14,123	16,678

Long-term debt (Note 10)	68,500	72,000
Deferred income taxes (Note 4)	42,088	43,937
Other liabilities (Note 4)	1,041	1,295
Total liabilities	125,752	133,910

Commitments and contingencies (Notes 11 and 12)

Shareholders' equity (Note 6):
Preferred stock, $1 par value per shares-authorized, 500,000 shares; issued, none	-	-

Common stock, $0.10 par value per shares-authorized, 60,000,000 shares; issued, 20,965,144 shares	2,096	2,096
Additional paid-in capital	167,612	166,398
Retained earnings	27,112	25,922
Accumulated other comprehensive earnings	1,026	1,471
	197,846	195,887

Less treasury stock, at cost, 730,473 shares	(15,020)	(15,020)
Total shareholders' equity	182,826	180,867
Total liabilities and shareholders' equity	$308,578	$314,777

See Notes to Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Fiscal Year Ended
	February 26,	February 28,	March 1,
	2017	2016	2015

Net sales	$114,609	$145,855	$162,086
Cost of sales	84,568	103,103	113,133
Gross profit	30,041	42,752	48,953
Selling, general and administrative expenses	19,739	21,211	24,373
Restructuring charges (Note 8)	313	535	1,179
Earnings from operations	9,989	21,006	23,401
Interest expense (Note 10)	1,432	1,657	1,438
Interest and other income	1,704	1,149	827
Earnings before income taxes	10,261	20,498	22,790
Income tax provision (Note 4)	978	2,469	2,747
Net earnings	$9,283	$18,029	$20,043

Earnings per share (Note 7):
Basic earnings per share	$0.46	$0.89	$0.96
Basic weighted average shares	20,235	20,347	20,912

Diluted earnings per share	$0.46	$0.89	$0.96
Diluted weighted average shares	20,239	20,352	20,986

See Notes to Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts in thousands)

	Fiscal Year Ended
	February 26,	February 28,	March 1,
	2017	2016	2015

Net earnings	$9,283	$18,029	$20,043
Other comprehensive earnings, net of tax:
Foreign currency translation	30	62	185
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	76	52	90
Less: reclassification adjustment for gains included in net earnings	(228)	(18)	(21)
Unrealized losses on marketable securities:
Unrealized holding losses arising during the period	(411)	(156)	(20)
Less: reclassification adjustment for losses included in net earnings	88	63	13
Other comprehensive (loss) earnings	(445)	3	247
Total comprehensive earnings	$8,838	$18,032	$20,290

See Notes to Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Amounts in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Earnings	Shares	Amount

Balance, March 2, 2014	20,882,844	$2,088	$161,677	$35,651	$1,221	4,074	$(94)
Net earnings	-	-	-	20,043	-	-	-
Foreign currency translation	-	-	-	-	185	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	62	-	-
Stock options exercised	79,800	8	1,724	-	-	-	-
Stock-based compensation	-	-	1,418	-	-	-	-
Repurchase of treasury shares	-	-	-	-	-	126,567	(2,738)
Cash dividends ($1.90 per share)	-	-	-	(39,646)	-	-	-
Balance, March 1, 2015	20,962,644	$2,096	$164,819	$16,048	$1,468	130,641	$(2,832)
Net earnings	-	-	-	18,029	-	-	-
Foreign currency translation	-	-	-	-	62	-	-
Unrealized loss on marketable securities, net of tax	-	-	-	-	(59)	-	-
Stock options exercised	2,500	-	44	-	-	-	-
Stock-based compensation	-	-	1,535	-	-	-	-
Repurchase of treasury shares	-	-	-	-	-	599,832	(12,188)
Cash dividends ($.40 per share)	-	-	-	(8,155)	-	-	-
Balance, February 28, 2016	20,965,144	$2,096	$166,398	$25,922	$1,471	730,473	$(15,020)
Net earnings	-	-	-	9,283	-	-	-
Foreign currency translation	-	-	-	-	30	-	-
Unrealized loss on marketable securities, net of tax	-	-	-	-	(475)	-	-
Stock-based compensation	-	-	1,214	-	-	-	-
Cash dividends ($.40 per share)	-	-	-	(8,093)	-	-	-
Balance, February 26, 2017	20,965,144	$2,096	$167,612	$27,112	$1,026	730,473	$(15,020)

See Notes to Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Year Ended
	February 26,	February 28,	March 1,
	2017	2016	2015
Cash flows from operating activities:
Net earnings	$9,283	$18,029	$20,043
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,106	3,369	3,559
Stock-based compensation	1,214	1,535	1,418
Provision for deferred income taxes	(1,533)	(11,412)	(2,815)
Amortization of bond premium	434	886	796
Gain on sale of fixed assets	-	(31)	-
Changes in operating assets and liabilities:
Accounts receivable	5,312	(1,152)	1,138
Inventories	(916)	4,225	(664)
Prepaid expenses and other current assets	(422)	(131)	1,713
Other assets and liabilities	(229)	620	1,490
Accounts payable	(1,964)	(727)	322
Accrued liabilities	(1,198)	(65)	866
Income taxes payable	80	(1,198)	1,145
Net cash provided by operating activities	13,167	13,948	29,011

Cash flows from investing activities:
Purchase of property, plant and equipment	(242)	(398)	(430)
Proceeds from sales of property, plant and equipment	-	2,057	-
Purchases of marketable securities	(72,827)	(105,998)	(100,074)
Proceeds from sales and maturities of marketable securities	75,547	96,322	105,985
Net cash provided by (used in) investing activities	2,478	(8,017)	5,481

Cash flows from financing activities:
Dividends paid	(8,093)	(8,155)	(39,646)
Decrease (increase) in restricted cash	-	(10,000)	25,000
Proceeds from exercise of stock options	-	44	1,732
Proceeds from long-term debt	-	75,000	-
Payments of long-term debt	(3,000)	(94,000)	(10,000)
Payments for debt issuance costs	-	(196)	(296)
Purchase of treasury stock	-	(12,188)	(2,738)
Net cash used in financing activities	(11,093)	(49,495)	(25,948)

Increase (decrease) in cash and cash equivalents before effect of exchange rate changes	4,552	(43,564)	8,544
Effect of exchange rate changes on cash and cash equivalents	129	(217)	(156)
Increase (decrease) in cash and cash equivalents	4,681	(43,781)	8,388
Cash and cash equivalents, beginning of year	97,757	141,538	133,150
Cash and cash equivalents, end of year	$102,438	$97,757	$141,538

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended February 26, 2017

(Amounts in thousands, except share (unless otherwise stated), per share and option amounts)

1.	Summary of Significant Accounting Policies

Park Electrochemical Corp. (“Park”), through its subsidiaries (collectively, the “Company”), is a global advanced materials company which develops and manufactures advanced composite materials, primary and secondary structures and assemblies and low-volume tooling for the aerospace markets and high-technology digital and RF/microwave printed circuit materials principally for the telecommunications and internet infrastructure, enterprise and military markets.

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

c.

Accounting Period – The Company’s fiscal year is the 52 or 53 week period ending the Sunday nearest to the last day of February. The 2017, 2016 and 2015 fiscal years ended on February 26, 2017, February 28, 2016 and March 1, 2015, respectively. Fiscal years 2017, 2016 and 2015 all consisted of 52 weeks.

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

The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and any long-lived assets written down to fair value. To measure fair value of such assets, the Company uses Level 3 inputs consisting of techniques including an income approach and a market approach. The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the discounted cash flow analysis require the exercise of significant judgment, including judgment about appropriate discount rates, terminal values, growth rates and the amount and timing of expected future cash flows. There were no transfers between levels within the fair value hierarchy during the 2017 and 2016 fiscal years.

e.

Cash and Cash Equivalents – The Company considers all money market securities and investments with contractual maturities at the date of purchase of 90 days or less to be cash equivalents. The Company had $29,942 and $39,968 in debt securities included in cash equivalents at February 26, 2017 and February 28, 2016, respectively, which were valued based on Level 2 inputs. Certain of the Company’s cash and cash equivalents are in excess of U.S. government insurance. $237,743 of the $248,590 of cash and marketable securities and restricted cash at February 26, 2017 was owned by certain of the Company’s wholly owned foreign subsidiaries.

The Company classifies amounts required by the Credit Agreement described in Note 10 to be maintained in cash and marketable securities as restricted cash on the consolidated balance sheets.

Supplemental cash flow information:

	Fiscal Year
	2017	2016	2015

Cash paid during the year for:
Income taxes, net of refunds	$3,648	$14,728	$1,707
Interest	1,342	1,119	1,380

At February 26, 2017 and February 28, 2016, the Company held $22,218 and $28,878, respectively, of cash and cash equivalents in foreign financial institutions.

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

k.

Valuation of Long-Lived Assets – The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Important factors that could trigger an impairment review include, but are not limited to, significant negative industry or economic trends and significant changes in the use of the Company's assets or strategy of the overall business. No impairments of long-lived assets were identified in the 2017, 2016 or 2015 fiscal years.

l.

Goodwill and Other Intangible Assets – Goodwill is not amortized. Other intangible assets are amortized over the useful lives, which is 15 years, of the assets on a straight-line basis. The Company tests for impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. With respect to goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value is less than the carrying value. If, based on that assessment, the Company believes it is more likely than not that the fair value is less than the carrying value, a two-step goodwill impairment test is performed. The Company assesses the impairment of goodwill at least annually. The Company conducts its annual goodwill impairment test as of the first day of the fourth quarter. The Company concluded that there was no impairment in the 2017, 2016 or 2015 fiscal years.

m.

Shipping Costs – The amounts paid by the Company to third-party shippers for transporting products to customers, which are not reimbursed by customers, are classified as selling expenses. The shipping costs included in selling, general and administrative expenses were approximately $2,354, $2,855 and $3,398 for the 2017, 2016 and 2015 fiscal years, respectively.

n.

Property, Plant and Equipment – Property, plant and equipment are stated at cost less accumulated depreciation and amortization. The Company capitalizes additions, improvements and major renewals and expenses maintenance, repairs and minor renewals as incurred. Depreciation and amortization are computed principally by the straight-line method over the estimated useful lives of the assets. Machinery, equipment, furniture and fixtures are generally depreciated over 10 years. Building and leasehold improvements are generally depreciated over 25-30 years or the term of the lease, if shorter. The depreciation and amortization expenses associated with property, plant and equipment were $3,106, $3,369 and $3,559 for the 2017, 2016 and 2015 fiscal years, respectively.

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

p.

Foreign Currency Translation – Assets and liabilities of foreign subsidiaries using currencies other than the U.S. dollar as their functional currency are translated into U.S. dollars at period-end exchange rates or historical exchange rates, where applicable, and income and expense items are translated at average exchange rates for the period. Gains and losses resulting from translation are recorded as currency translation adjustments in comprehensive earnings.

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

2.	MArketable Securities

The following is a summary of available-for-sale securities:

	February 26, 2017
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$111,261	$111,261	$-	$-
U.S. corporate debt securities	24,891	24,891	-	-
Total marketable securities	$136,152	$136,152	$-	$-

	February 28, 2016
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$118,194	$118,194	$-	$-
U.S. corporate debt securities	21,474	21,474	-	-
Total marketable securities	$139,668	$139,668	$-	$-

The following tables show the amortized cost basis, gross unrealized gains and losses and gross realized gains and losses on the Company’s available-for-sale securities:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses

February 26, 2017:
U.S. Treasury and other government securities	$111,727	$136	$602

U.S. corporate debt securities	24,938	1	48
Total marketable securities	$136,665	$137	$650

February 28, 2016:
U.S. Treasury and other government securities	$117,897	$372	$74

U.S. corporate debt securities	21,554	-	81
Total marketable securities	$139,451	$372	$155

	Fiscal Year
	2017	2016	2015

Gross realized gains on sale	$-	$-	$17

Gross realized losses on sale	$-	$-	$44

The estimated fair values of such securities at February 26, 2017, by contractual maturity, are shown below:

Due in one year or less	$53,250
Due after one year through five years	82,902
$136,152

3.	Other balance sheet data

Other balance sheet data consisted of the following:

	February 26,	February 28,
	2017	2016

Inventories:

Raw materials	$5,842	$5,462
Work-in-process	2,329	2,215
Finished goods	2,585	2,172
Manufacturing supplies	349	365
	$11,105	$10,214

Property, plant and equipment:

Land, buildings and improvements	$39,822	$39,915
Machinery, equipment, furniture and fixtures	129,696	130,143
	169,518	170,058
Less: accumulated depreciation and amortization	150,880	148,546
	$18,638	$21,512

Goodwill and other intangible assets:

Goodwill	$9,776	$9,776
Other intangibles	49	57
	$9,825	$9,833

Accrued liabilities:

Payroll and payroll related	$1,361	$2,078
Employee benefits	147	279
Workers' compensation	154	241
Professional fees	578	762
Restructuring (Note 8)	16	64
Other	1,161	1,156
	$3,417	$4,580

Property, Plant and Equipment – The New England Laminates Co., Inc. building in Newburgh, New York is held for sale. In the 2004 fiscal year, the Company reduced the book value of the building to zero, and the Company intends to sell it during the 2018 fiscal year. The Company sold the Nelco Technology (Zhuhai FTZ) Ltd. building for $2,026 during the 2016 fiscal year. There was no gain or loss on the sale of the building, since the carrying value of the building was equal to the selling price.

4.	Income Taxes

The income tax provision includes the following:

	Fiscal Year
	2017	2016	2015

Current:
Federal	$(532)	$10,118	$-
State and local	(40)	(120)	(39)
Foreign	3,083	3,883	5,601
	2,511	13,881	5,562

Deferred:
Federal	(369)	(11,273)	(2,238)
State and local	(590)	(205)	(290)
Foreign	(574)	66	(287)
	(1,533)	(11,412)	(2,815)
	$978	$2,469	$2,747

State income tax benefits from loss carryforwards to future years were recognized as deferred tax assets in the 2017, 2016 and 2015 fiscal years.

The Company continuously evaluates the liquidity and capital requirements of its operations in the United States and of its foreign subsidiaries. As a result of such evaluations, the Company repatriated $6,800, $61,000 and $0 in cash from Nelco Products Pte Ltd. in the 2017, 2016 and 2015 fiscal years, respectively.

The Company’s pre-tax earnings from the United States and foreign locations are as follows:

	Fiscal Year
	2017	2016	2015

United States	$(4,742)	$(3,331)	$(6,704)
Foreign	15,003	23,829	29,494
Earnings before income taxes	$10,261	$20,498	$22,790

The Company’s effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

	Fiscal Year
	2017	2016	2015

Statutory U.S. Federal tax rate	34.0%	35.0%	34.0%
State and local taxes, net of Federal benefit	2.4%	1.2%	(1.1%)
Foreign tax rate differentials	(24.4%)	(21.0%)	(22.2%)
Valuation allowance on deferred tax assets	(5.3%)	(0.2%)	0.6%
Adjustment on tax accruals	6.8%	3.3%	1.3%
Foreign tax credits	(3.3%)	(1.1%)	(0.5%)
Deferred tax liability on undistributed foreign earnings	(3.4%)	(4.5%)	-
Permanent differences and other	2.7%	(0.7%)	-
	9.5%	12.0%	12.1%

The Company had federal net operating loss carryforwards of $0 in the 2017 and 2016 fiscal years, state net operating loss carryforwards of approximately $16,343 and $10,083 in the 2017 and 2016 fiscal years, respectively, and total net foreign operating loss carryforwards of approximately $30,647 and $30,871 in the 2017 and 2016 fiscal years, respectively. The foreign net operating loss carryforwards were not utilized in the 2016 fiscal year and the Company has set up a valuation allowance for such carryforwards. The state net operating loss carryforwards will expire in 2018 through 2037.

The Company had foreign tax credit carryforwards of $258 and $524 at February 26, 2017 and February 28, 2016, respectively, which expire in 2027. As of February 26, 2017 and February 28, 2016, research and development and other credits were $47 and $0, respectively.

The Company had New York State investment tax credit carryforwards of $0 and $478 in the 2017 and 2016 fiscal years, respectively.  The New York State investment tax credits expired in fiscal year 2017.  The Company had Kansas tax credits of $225 in both fiscal years 2017 and 2016, for which no benefit has been provided. The Company does not believe that realization of the principal portion of the Kansas tax credit or the investment tax credit carryforward is more likely than not.  The Kansas credits do not have expiration dates.  The Company had Arizona tax credits of $135 in both fiscal years 2017 and 2016, for which no benefit has been provided.

The deferred tax asset valuation allowance of $10,571 as of February 26, 2017 relates to foreign net operating losses and state tax credit carryforwards for which the Company does not expect to realize any tax benefit. During the 2017 fiscal year, the valuation allowance decreased by $544 primarily due to the expiration of the New York State investment tax credit carryforwards for which no tax benefit was recognized. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities as of February 26, 2017 and February 28, 2016 were as follows:

	February 26,	February 28,
	2017	2016

Deferred tax assets:
Depreciation and amortization	$3,740	$3,761
Net operating loss carryforwards	11,049	10,800
Tax credits carryforward	677	1,363
Stock options	1,865	1,925
Other, net	282	578
	17,613	18,427
Valuation allowance on deferred tax assets	(10,571)	(11,115)
Total deferred tax assets, net of valuation allowance	7,042	7,312
Deferred tax liabilities:
Depreciation	(572)	(526)
Undistributed earnings	(47,509)	(48,865)
Other	(781)	(1,281)
Total deferred tax liabilities	(48,862)	(50,672)
Net deferred tax liability	$(41,820)	$(43,360)

On the Consolidated Balance Sheets, the deferred tax asset, net of valuation allowance, of $268 at February 26, 2017 was included in other assets and the deferred tax asset, net of valuation allowance, of $584 at February 28, 2016 was included in prepaid expenses and other current assets.

At February 26, 2017 and February 28, 2016, the Company had gross unrecognized tax benefits of $1,041 and $1,295, respectively, included in other liabilities. If any portion of the unrecognized tax benefits at February 26, 2017 were recognized, the Company’s effective tax rate would change.

As discussed in Note 16, on February 28, 2016 the Company early adopted Accounting Standards Update 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes on a prospective basis. The early adoption of this guidance did not impact the Company’s results of operations, cash flows or financial condition.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Unrecognized Tax Benefits
	February 26,	February 28,	March 1,
	2017	2016	2015

Balance, beginning of year	$1,255	$1,135	$276
Gross decreases-tax positions in prior period	(293)	-	(21)
Gross increases-current period tax positions	274	271	880
Audit settlements	(42)	(57)	-
Lapse of statute of limitations	(170)	(94)	-
Balance, end of year	$1,024	$1,255	$1,135

The amount of unrecognized tax benefits may increase or decrease in the future for various reasons, including adding or subtracting amounts for current year tax positions, expiration of statutes of limitations on open income tax years, changes in the Company’s judgment about the level of uncertainty, status of tax examinations, and legislative changes. Changes in prior period tax positions are the result of a re-evaluation of the probability of realizing the benefit of a particular tax position based on new information. It is reasonably possible that none of the unrecognized tax benefits will be recognized in the 2018 fiscal year upon the expiration of statutes of limitations.

A list of open tax years by major jurisdiction follows:

California	2014	-	2017
New York	2012	-	2017
France	2014	-	2017
Singapore	2013	-	2017

The Company had approximately $16 and $51 of accrued interest and penalties as of February 26, 2017 and February 28, 2016, respectively. The Company’s policy is to include applicable interest and penalties related to unrecognized tax benefits as a component of current income tax expense.

The New York State Department of Taxation is examining the Company’s tax returns for the 2012, 2013, 2014 and 2015 fiscal years.

5.	STOCK-BASED COMPENSATION

As of February 26, 2017, the Company had a 2002 Stock Option Plan (the “Plan”) and no other stock-based compensation plan. The Plan has been approved by the Company’s shareholders and provides for the grant of stock options to directors and key employees of the Company. All options granted under the Plan have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant, which, pursuant to the terms of the Plan, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted. Options granted under the Plan become exercisable 25% one year after the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire 10 years after the date of grant. Options to purchase a total of 1,800,000 shares of common stock were authorized for grant under the Plan. At February 26, 2017, 1,466,030 shares of common stock of the Company were reserved for issuance upon exercise of stock options under the Plan, and 395,501 options were available for future grant under the Plan.

The compensation expense for stock options includes an estimate for forfeitures and is recognized on a straight-line basis over the requisite service period.

The future compensation expense to be recognized in earnings before income taxes for options outstanding at February 26, 2017 was $1,852, which is expected to be recognized ratably over a weighted average vesting period of 2.02 years.

The Company records its stock-based compensation at fair value. The weighted average fair value for options was estimated at the dates of grants, using the Black-Scholes option pricing model.

The following table represents the weighted average fair value and valuation assumptions used for options granted in the 2017, 2016 and 2015 fiscal years:

	Fiscal Year
	2017	2016			2015

Weighted average fair value per share of option grants	$3.15		$5.30			$8.05
Risk-free interest rates	1.77%	1.57	-	1.86%	2.03	-	2.18%
Expected stock price volatility	28.9%	27.91	-	31.71%	31.07	-	31.59%
Expected dividend yields	2.23%	1.84	-	2.76%	1.34	-	1.77%
Estimated option terms (in years)	5.3	5.3	-	7.9		7.8

The risk-free interest rates are based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the estimated term of the options at the date of the grant. Volatility factors are based on historical volatility of the Company’s common stock. The expected dividend yields are based on the regular quarterly cash dividend per share most recently declared by the Company and on the exercise price of the options granted during the 2017 fiscal year. The estimated terms of the options are based on evaluations of the historical and expected future employee exercise behavior.

During the fourth quarter of the 2015 fiscal year, the Company’s Board of Directors approved a reduction of $1.50 per share in the exercise price of all outstanding options as a result of the special cash dividend of $1.50 per share paid by the Company in February 2015. The reduction in the exercise price was treated as a modification of the stock options for accounting purposes. The modification, based on the fair value of the options both immediately before and after the modification, resulted in total incremental compensation expenses of $47 and $131 for the 2017 and 2016 fiscal years, respectively, which were recorded in selling, general and administrative expenses.

Information with respect to stock option activity follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance, March 2, 2014	1,081,117	$23.84
Granted	18,000	25.81
Exercised	(79,800)	21.49
Terminated or expired	(52,625)	24.21
Granted under option modification	996,892	22.55
Cancelled under option modification	(996,892)	24.05
Balance, March 1, 2015	966,692	$22.55
Granted	379,450	17.82
Exercised	(2,500)	19.91
Terminated or expired	(117,250)	21.53
Balance, February 28, 2016	1,226,392	$21.19
Granted	1,250	14.07
Exercised	-	-
Terminated or expired	(157,113)	21.66
Balance, February 26, 2017	1,070,529	$21.08	5.52	$-
Vested and exercisable, February 26, 2017	762,217	$22.07	4.40	$-
Expected to vest, February 26, 2017	1,009,509	$21.08	5.52	$-

The aggregate intrinsic values realized (the market value of the underlying shares on the date of exercise, less the exercise price, times the number of shares acquired) from the exercise of options during the 2017, 2016 and 2015 fiscal years were $0, $4 and $688, respectively.

A summary of the status of the Company’s non-vested options at February 26, 2017, and changes during the fiscal year then ended, is presented below:

	Shares Subject to Options	Weighted Average Grant Date Fair Value

Non-vested, beginning of year	504,867	$8.27
Granted	1,250	3.15
Vested	(136,505)	6.44
Terminated or expired	(61,300)	7.84
Non-vested, end of year	308,312	$6.09

6.	SHAREHOLDERS’ EQUITY

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

 On March 10, 2016, the Company announced that its Board of Directors authorized the Company’s purchase, on the open market and in privately negotiated transactions, of up to 1,000,000 additional shares of its common stock, in addition to the unused prior authorization to purchase shares of the Company’s common stock announced on January 8, 2015. As a result, the Company is authorized to purchase up to a total of 1,531,412 shares of its common stock, representing approximately 7.6% of the Company’s 20,234,671 total outstanding shares as of the close of business on May 5, 2017.

During the 2016 fiscal year, the Company purchased 599,832 shares pursuant to the above authorizations at an aggregate purchase price of $12,187, leaving 1,531,412 shares that may be purchased pursuant to the January 8, 2015 and March 10, 2016 authorizations.

Reserved Common Shares – At February 26, 2017, 1,466,030 shares of common stock were reserved for issuance upon exercise of stock options.

Accumulated Other Comprehensive Earnings – Accumulated balances related to each component of other comprehensive earnings were as follows:

	February 26, 2017	February 28, 2016

Currency translation adjustment	$1,360	$1,330
Unrealized gains (losses) on investments, net of taxes of $(180) and $76, respectively	(334)	141
Accumulated balance	$1,026	$1,471

7.	EARNINGS PER SHARE

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

The following table sets forth the calculation of basic and diluted earnings per share:

	Fiscal Year
(Amounts in thousands, except per share amounts)	2017	2016	2015

Net earnings	$9,283	$18,029	$20,043

Weighted average common shares outstanding for basic EPS	20,235	20,347	20,912
Net effect of dilutive options	4	5	74
Weighted average shares outstanding for diluted EPS	20,239	20,352	20,986

Basic earnings per share	$0.46	$0.89	$0.96
Diluted earnings per share	$0.46	$0.89	$0.96

Potentially dilutive stock options, which were not included in the computation of diluted earnings per share because either the effect would have been antidilutive or the options’ exercise prices were greater than the average market price of the common stock, were 884,905, 919,509 and 192,063 for the 2017, 2016 and 2015 fiscal years, respectively.

8.	restructuring charges

The Company paid $0 and $100 of additional pre-tax restructuring charges during the 2017 and 2016 fiscal years, respectively, related to the closure in the 2013 fiscal year of the Company’s Nelco Technology (Zhuhai FTZ) Ltd. business unit located in Zhuhai, China. The Company sold the Nelco Technology (Zhuhai FTZ) Ltd. building for $2,026 during the 2016 fiscal year. There was no gain or loss on the sale of the building, since the carrying value of the building was equal to the selling price.

The Company recorded additional restructuring charges of $313 and $435 in the 2017 and 2016 fiscal years, respectively, related to the closure in the 2009 fiscal year of the Company’s New England Laminates Co., Inc. business unit located in Newburgh, New York. The New England Laminates Co., Inc. building in Newburgh, New York is held for sale. In the 2004 fiscal year, the Company reduced the book value of the building to zero, and the Company intends to sell it during the 2018 fiscal year.

In the 2015 fiscal year, the Company recorded a $496 charge in connection with cost reduction initiatives in the United States. During the 2016 and 2015 fiscal years, the Company paid $504 of charges related to such cost reduction initiatives, and there is no remaining liability related to such initiatives.

9.	Employee Benefit Plans

Profit Sharing Plan – The Company and certain of its subsidiaries have a non-contributory profit sharing retirement plan covering substantially all full-time employees in the United States. The plan may be modified or terminated at any time, but in no event may any portion of the contributions revert back to the Company. The Company's estimated contributions are accrued at the end of each fiscal year and paid to the plan in the subsequent fiscal year. The Company’s contributions to the plan were $212 and $100 for fiscal years 2016 and 2015, respectively. The contribution for fiscal year 2017 has not been determined or paid. Contributions are discretionary and may not exceed the amount allowable as a tax deduction under the Internal Revenue Code.

Savings Plan – The Company also sponsors a 401(k) savings plan, pursuant to which the contributions of employees of certain subsidiaries were partially matched by the Company in the amounts of $101, $112 and $123 in the 2017, 2016 and 2015 fiscal years, respectively.

10.	LONG-TERM DEBT

On January 15, 2016, the Company entered into a three-year revolving credit facility agreement (the “Credit Agreement”) with HSBC Bank USA, National Association (“HSBC Bank”). This Credit Agreement replaced the Amended Credit Agreement that the Company entered into with PNC Bank in February 2014. The Credit Agreement provides for loans up to $75,000 and letters of credit up to $2,000. During the 2016 fiscal year, the Company made no payments in accordance with the Credit Agreement. The $75,000 is payable in twelve quarterly installments of $750 each, with the remaining amount outstanding under the Credit Agreement payable on January 26, 2019. Pursuant to an amendment entered into on April 21, 2017, the first and second installments due in the 2018 fiscal year were increased from $750 to $1,000.

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

On January 5, 2017, the Company entered into an amendment to the Credit Agreement (the “Amended Credit Agreement”) with HSBC Bank that modified the LIBOR interest rate and certain covenants. Under the Amended Credit Agreement, the LIBOR interest rate will be equal to the one, two, three, or six month LIBOR plus (a) 1.65% through April 5, 2017, (b) 1.90% from April 6, 2017 through July 5, 2017, (c) 2.15% from July 6, 2017 through October 5, 2017 and (d) 2.65% after October 5, 2017.

The Credit Agreement and the Amended Credit Agreement contain certain customary affirmative and negative covenants, including customary financial covenants. The covenants require the Company to (a) maintain a gross leverage charge ratio not to exceed 4.50 to 1.00 for the fiscal quarters ending February 26, 2017 and May 28, 2017, 4.25 to 1.00 for the fiscal quarter ending August 27, 2017 and 3.75 to 1.00 each fiscal quarter thereafter, (b) maintain a minimum fixed charge coverage ratio of 0.30 to 1.00 for the fiscal quarter ending February 26, 2017, 0.20 to 1.00 for the fiscal quarter ending May 28, 2017, 0.50 to 1.00 for the fiscal quarter ending August 27, 2017 and 1.10 to 1.00 for each fiscal quarter thereafter, and (c) maintain a minimum quick ratio of 2.00 to 1.00 beginning with the fiscal quarter first ending after January 26, 2016 and continuing thereafter. In addition, the Company must maintain minimum domestic liquid assets of $10,000 in cash held at all times in a domestic deposit account. The Company is in compliance with all the financial covenants.

At February 26, 2017, $72,000 of indebtedness was outstanding under the Credit Agreement with an interest rate of 2.49%. Interest expense recorded under both the PNC Bank Amended Credit Agreement and the Credit Agreement was approximately $1,432, $1,365 and $1,438 during the 2017, 2016 and 2015 fiscal years, respectively, which is included in interest expense on the Consolidated Statements of Operations. In addition, the Company accelerated the deferred financing costs of $292 which related to the PNC Bank Amended Credit Agreement that was recorded as interest expense in the fourth quarter of the 2016 fiscal year.

At February 26, 2017, scheduled principal maturities of long-term debt were as follows:

Fiscal Year	Amount
2018	$3,500
2019	68,500
72,000
Less: current portion	3,500
$68,500

11.	Commitments

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

These non-cancelable leases have the following payment schedule:

Fiscal Year	Amount

2018	$1,937
2019	1,709
2020	1,694
2021	1,262
2022	338
Thereafter	2,743
$9,683

Rental expenses, inclusive of real estate taxes and other costs, were $2,018, $2,774 and $2,881 for the 2017, 2016 and 2015 fiscal years, respectively.

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

The total costs incurred by the Company and its subsidiaries in connection with these sites, including legal fees incurred by the Company and its subsidiaries and their assessed share of remediation costs and excluding amounts expected to be reimbursed by insurance carriers, were approximately $0, $2 and $23 in the 2017, 2016 and 2015 fiscal years, respectively. The Company had no recorded liabilities for environmental matters for the 2017 and 2016 fiscal years.

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

The Company is a global advanced materials company which develops and manufactures advanced composite materials, primary and secondary structures and assemblies and low-volume tooling for the aerospace markets and high-technology digital and RF/microwave printed circuit materials principally for the telecommunications and internet infrastructure, enterprise and military markets. The Company’s products are sold to customers in North America, Asia and Europe. The Company’s manufacturing facilities are located in Kansas, Singapore, France, Arizona and California. The Company operates as a single operating segment, which is advanced materials for the electronics and aerospace markets, with common management and identical or very similar economic characteristics, products, raw materials, manufacturing processes and equipment, customers and markets, marketing, sales and distribution methods and regulatory environments. The chief operating decision maker reviews financial information on a consolidated basis.

Sales are attributed to geographic region based upon the region in which the materials were delivered to the customer. Sales between geographic regions were not significant.

Financial information regarding the Company’s operations by geographic region is as follows:

	Fiscal Year
	2017	2016	2015

Sales:

North America	$60,949	$75,215	$75,395
Asia	44,613	61,264	76,000
Europe	9,047	9,376	10,691
Total sales	$114,609	$145,855	$162,086

Long-lived assets:

North America	$20,794	$22,846	$23,562
Asia	8,440	9,478	12,490
Europe	214	268	325
Total long-lived assets	$29,448	$32,592	$36,377

14.	Customer and Supplier Concentrations

Customers – Sales to TTM Technologies Inc. were 16.2% and 13.8% for the 2017 and 2016 fiscal years, respectively. During the Company’s 2015 fiscal year, the Company did not have sales to any customer that equaled or exceeded 10% of the Company’s worldwide sales.

While no other customer accounted for 10% or more of the Company's total worldwide sales in the 2017 or 2016 fiscal years, the loss of a major customer or of a group of customers could have a material adverse effect on the Company's business or consolidated results of operations or financial position.

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

15.	SUBSEQUENT EVENT

On April 18, 2017, the Company announced the consolidation of its Nelco Products, Inc. subsidiary located in Fullerton, California and its Neltec, Inc. subsidiary located in Tempe, Arizona. The consolidation is expected to take four to six months to complete. When complete, all business functions will be performed at Neltec in Tempe, Arizona and certain manufacturing operations will be combined and performed at Neltec.

Park expects to incur a pre-tax charge in connection with the consolidation of approximately $5,000 to $5,500. This charge is expected to be incurred primarily during the first nine months of the fiscal year ending February 25, 2018. In addition to this charge, the Company expects to incur duplicative pre-tax costs of $300 during the same nine-month period. When the consolidation is complete, the Company expects an ongoing pre-tax benefit from the consolidation of approximately $3,000 to $3,500 per year.

16.	ACCOUNTING PRONOUNCEMENTS

Recently Adopted

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, as part of the FASB’s Simplification Initiative to identify, evaluate, and improve areas of US GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users. The ASU simplifies the presentation of deferred income taxes under US GAAP by requiring that all deferred tax assets and liabilities be classified as non-current. For public companies, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim reporting periods within those fiscal years. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company elected to early adopt this guidance retrospectively in the fourth quarter of the Company’s 2016 fiscal year, and the early adoption of this guidance did not impact the Company’s results of operations, cash flows or financial condition.

Recently Issued

In November 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, to reduce the diversity that exists in the classification and presentation of changes in restricted cash in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017 and the interim periods within those fiscal years. The Company is currently evaluating the impact this new guidance may have on its consolidated cash flows.

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

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to improve the accounting for employee share-based payments. The new standard is effective for fiscal years beginning after December 15, 2016 and the interim periods within those fiscal years. The Company has concluded that this guidance will not have a significant impact on its consolidated results of operations, cash flows, financial position and disclosures.

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

In May 2014, the FASB issued Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. This guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and expands the related disclosure requirements. The new standard was originally scheduled to be effective for fiscal years beginning after December 15, 2016, including interim reporting periods within those fiscal years. In August 2015, the FASB delayed the effective date of this guidance for one year. With the delay, the new standard is effective for fiscal years beginning after December 15, 2017, and interim periods therein, with an option to adopt the standard on the originally scheduled effective date. The Company has concluded that this new guidance will not have a significant on its consolidated results of operations, cash flows, financial position and disclosures.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

Selected Quarterly Financial Data (Unaudited)

(Amounts in thousands, except per share amounts)

	Quarter
	First	Second	Third	Fourth

Fiscal 2017:

Net sales	$31,490	$29,058	$26,462	$27,599
Gross profit	8,787	7,234	6,634	7,386

Net earnings	2,950	1,981	1,875	2,477

Basic net earnings per share	$0.15	$0.10	$0.09	$0.12
Diluted net earnings per share	$0.15	$0.10	$0.09	$0.12

Weighted average common shares outstanding:
Basic	20,235	20,235	20,235	20,235
Diluted	20,235	20,235	20,235	20,253

Fiscal 2016:

Net sales	$37,829	$37,947	$34,323	$35,756
Gross profit	11,367	10,361	10,297	10,727

Net earnings	4,777	4,569	4,109	4,574

Basic net earnings per share	$0.23	$0.23	$0.20	$0.23
Diluted net earnings per share	$0.23	$0.23	$0.20	$0.23

Weighted average common shares outstanding:
Basic	20,546	20,337	20,253	20,251
Diluted	20,565	20,340	20,253	20,251

Earnings per share are computed separately for each quarter. Therefore, the sum of such quarterly per share amounts may differ from the total for each year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a)     Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of February 26, 2017, the end of the fiscal year covered by this annual report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such fiscal year, the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 26, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control–Integrated Framework (2013). Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of February 26, 2017.

The independent registered public accounting firm that audited the Company’s 2017 fiscal year consolidated financial statements included in this Annual Report on Form 10-K has issued an audit report on the Company’s internal control over financial reporting as of February 26, 2017. That report appears in Item 9A(c) below.

(c)     Report of Independent Registered Public Accounting Firm.

The Board of Directors and Shareholders

Park Electrochemical Corp.

We have audited Park Electrochemical Corp. and subsidiaries’ internal control over financial reporting as of February 26, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Park Electrochemical Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Park Electrochemical Corp. and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Park Electrochemical Corp. and subsidiaries have maintained, in all material respects, effective internal control over financial reporting as of February 26, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of Park Electrochemical Corp. and subsidiaries as of February 26, 2017 and February 28, 2016 and for each of the three years in the period ended February 26, 2017 and our report dated May 12, 2017, expressed an unqualified opinion thereon.

/s/ CohnReznick LLP

Jericho, New York

May 12, 2017

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

The information called for by this item (except for information as to the Company's executive officers, which information appears elsewhere in this Report) is incorporated by reference to the Company's definitive proxy statement for the 2017 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION.

The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2017 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2017 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2017 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

This information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2017 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
		Page

	(a) Documents filed as a part of this Report:

	(1) Financial Statements:

	The following Consolidated Financial Statements of the Company are included in Part II, Item 8:

	Report of Independent Registered Public Accounting Firm	41

	Balance Sheets	42

	Statements of Operations	43

	Statements of Comprehensive Earnings	44

	Statements of Shareholders' Equity	45

	Statements of Cash Flows	46

	Notes to Consolidated Financial Statements (1-16)	47

	(2) Financial Statement Schedule:

	The following additional information should be read in conjunction with the Consolidated Financial Statements of the Registrant described in Item 15(a)(1) above:

	Schedule II – Valuation and Qualifying Accounts	74

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

Date: May 12, 2017	PARK ELECTROCHEMICAL CORP.

	By:	/s/ Brian E. Shore
Brian E. Shore,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian E. Shore Brian E. Shore	Chairman of the Board, Chief Executive Officer and Director (principal executive officer)	May 12, 2017

/s/ P. Matthew Farabaugh P. Matthew Farabaugh	Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	May 12, 2017

/s/ Dale Blanchfield Dale Blanchfield	Director	May 12, 2017
/s/ Emily J. Groehl Emily J. Groehl	Director	May 12, 2017
/s/ Carl W. Smith Carl W. Smith /s/ Steven T. Warshaw Steven T. Warshaw	Director Director	May 12, 2017 May 12, 2017

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Column C
Column A	Column B	Additions		Column D	Column E

Description	Balance at Beginning of Period	Costs and Expenses	Other	Reductions	Balance at End of Period

DEFERRED INCOME TAX ASSET VALUATION ALLOWANCE:

52 weeks ended February 26, 2017	$11,115,000	$-	$-	$(544,000)	$10,571,000
52 weeks ended February 28, 2016	$11,887,000	$29,100	$-	$(801,100)	$11,115,000
52 weeks ended March 1, 2015	$11,941,000	$123,000	$-	$(177,000)	$11,887,000

			Column D
Column A	Column B	Column C	Other		Column E

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Accounts Written Off (A)	Translation Adjustment	Balance at End of Period

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

52 weeks ended February 26, 2017	$324,000	$(27,000)	$(3,000)	$-	$294,000
52 weeks ended February 28, 2016	$396,000	$(2,000)	$(70,000)	$-	$324,000
52 weeks ended March 1, 2015	$416,000	$(5,000)	$(15,000)	$-	$396,000

(A) Uncollectible amounts, net of recoveries

EXHIBIT INDEX

Exhibit Numbers	Description

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

3.3

By-Laws, amended and restated as of October 18, 2016 (Reference is made to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated October 18, 2016, Commission File No. 1-4415, which is incorporated herein by reference.)

10.1

Lease dated December 12, 1989 between Nelco Products, Inc. and James Emmi regarding real property located at 1100 East Kimberly Avenue, Anaheim, California and letter dated December 29, 1994 from Nelco Products, Inc. to James Emmi exercising its option to extend such Lease (Reference is made to Exhibit 10.01 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference)

10.2

Lease dated December 12, 1989 between Nelco Products, Inc. and James Emmi regarding real property located at 1107 East Kimberly Avenue, Anaheim, California and letter dated December 29, 1994 from Nelco Products, Inc. to James Emmi exercising its option to extend such Lease (Reference is made to Exhibit 10.02 of the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2002, Commission File No. 1-4415, which is incorporated herein by reference.)

10.2(a)

Addendum dated June 12, 2000 to Lease dated December 12, 1989 between Nelco Products, Inc. and James Emmi regarding real property located at 1100 East Kimberly Avenue, Anaheim, California (see Exhibits 10.1 and 10.2 hereto) (Reference is made to Exhibit 10.2(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2016, Commission File No. 1-4415, which is incorporated herein by reference.)

Exhibit Numbers	Description

10.2(b)

Letter dated December 30, 2009 from Nelco Products, Inc. to James Emmi of Kimberly Development Co. exercising options to extend two Leases dated December 12, 1989 between Nelco Products, Inc. and James Emmi regarding real properties located at 1100 and 1107 East Kimberly Avenue, Anaheim, California (see Exhibits 10.1 and 10.2 hereto) (Reference is made to Exhibit 10.2(b) of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2016, Commission File No. 1-4415, which is incorporated herein by reference.)

10.2(c)

Letter dated July 14, 2010 from Kimberly Development Corp. to Nelco Products, Inc. granting two additional options to extend two Leases dated December 12, 1989 between Nelco Products, Inc. and James Emmi regarding real properties located at 1100 and 1107 East Kimberly Avenue, Anaheim, California (see Exhibits 10.1 and 10.2 hereto) (Reference is made to Exhibit 10.2(c) of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2016, Commission File No. 1-4415, which is incorporated herein by reference.)

10.2(d)	Letter dated February 10, 2015 from Nelco Products, Inc. to James Emmi of Kimberly Development Co. exercising options to extend two Leases dated December 12, 1989 between Nelco Products, Inc. and James Emmi regarding real properties located at 1100 and 1107 East Kimberly Avenue, Anaheim, California (see Exhibits 10.1 and 10.2 hereto) (Reference is made to Exhibit 10.2(d) of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2016, Commission File No. 1-4415, which is incorporated herein by reference.)

10.3

Lease Agreement dated August 16, 2003, between Nelco Products, Inc. and TCLW/Fullerton regarding real property located at 1411 E. Orangethorpe Avenue, Fullerton, California (Reference is made to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2016, Commission File No. 1-4415, which is incorporated herein by reference)

10.3(a)	Standard Lease Addendum dated April 22, 2015 between Nelco Products, Inc. and TCLW/Fullerton granting extension of Lease Agreement dated August 16, 2003 (see Exhibit 10.3 hereto) between Nelco Products, Inc. and TCLW/Fullerton regarding real property located at 14211 E. Orangethorpe Avenue, Fullerton, California (Reference is made to Exhibit 10.3(a) of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2016, Commission File No. 1-4415, which is incorporated herein by reference)

Exhibit Numbers	Description

10.3(b)

First Amendment to Lease dated May 5, 2015 to Lease Agreement dated August 16, 2003 (see Exhibit 10.3 hereto) between Nelco Products, Inc. and TCLW/Fullerton regarding real property located at 1411 E. Orangethorpe Avenue, Fullerton, California (Reference is made to Exhibit 10.3(b) of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2016, Commission File No. 1-4415, which is incorporated herein by reference)

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

10.4(b)	Offer of Further Term of Lease dated March 23, 2011 between Nelco Products Pte. Ltd. and the Jurong Town Corporation and amendment dated March 24, 2011 offering extension of the Lease dated May 26, 1982 between Nelco Products Pte. Ltd. (lease was originally entered into by Kiln Tech-nique (Private) Limited, which subsequently assigned this lease to Nelco Products Pte. Ltd.) and the Jurong Town Corporation (see Exhibit 10.4 hereto) regarding real property located at 4 Gul Crescent, Jurong, Singapore (Reference is made to Exhibit 10.4(b) of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2016, Commission File No. 1-4415, which is incorporated herein by reference)

10.5

Lease dated December 12, 1990 between Neltec, Inc. and NZ Properties, Inc. regarding real property located at 1420 W. 12th Place, Tempe, Arizona. (Reference is made to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1997, Commission File No. 1-4415, which is incorporated herein by reference.)

Exhibit Numbers	Description

10.5(a)

Letter dated January 8, 1996 from Neltec, Inc. to NZ Properties, Inc. exercising its option to extend the Lease dated December 12, 1990 (see Exhibit 10.5 hereto) between Neltec, Inc. and NZ Properties, Inc. regarding real property located at 1420 W. 12th Place, Tempe, Arizona. (Reference is made to Exhibit 10.13(a) of the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1997, Commission File No. 1-4415, which is incorporated herein by reference.)

10.5(b)

Letter dated January 25, 2001 from Neltec, Inc. to NZ Properties, Inc. exercising its option to extend the Lease dated December 12, 1990 (see Exhibit 10.5 hereto) between Neltec, Inc. and NZ Properties, Inc. regarding real estate property located at 1420 W. 12th Place, Tempe, Arizona (Reference is made to Exhibit 10.7(b) of the Company’s Annual Report on Form l0-K for the fiscal year ended February 26, 2006, Commission File No. 1-4415, which is incorporated herein by reference.)

10.5(c)

Letter dated February 14, 2006 from Neltec, Inc. to REB Ltd. Properties, Inc. exercising its option to extend the Lease dated December 12, 1990 (see Exhibit 10.5 hereto) between Neltec, Inc. and NZ Properties, Inc. regarding real property located at 1420 W. 12th Place, Tempe, Arizona (Reference is made to Exhibit 10.7(c) of the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2006, Commission File No. 1-4415, which is incorporated herein by reference.)

10.5(d)

Addendum to Lease, dated February 28, 2011 between Neltec, Inc. and NZ Properties, Inc. granting a five year extension and options for an additional three five year extensions of the Lease dated December 12, 1990 (see Exhibit 10.5 hereto) between Neltec, Inc. and NZ Properties, Inc. regarding real property located at 1420 W. 12th Place, Tempe, Arizona (Reference is made to Exhibit 10.5(d) of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2016, Commission File No. 1-4415, which is incorporated herein by reference.)

10.6

Airport Ground Lease Agreement, dated October 15, 2007 between Park Aerospace Materials, Corp. and The Board of Commissioners of Harvey County, Kansas and the City of Newton, Kansas regarding real property located at the Newton City/County Airport (Reference is made to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2016, Commission File No. 1-4415, which is incorporated herein by reference)

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

10.9

Credit Agreement by and among Park Electrochemical Corp., as Borrower, the Guarantors party thereto, and HSBC Bank USA, National Association, as Lender, dated as of January 15, 2016 and effective as of January 26, 2016, Amendment No. 1 to Credit Agreement dated as of March 11, 2016 and Amendment No. 2 to Credit Agreement dated as of April 5, 2016 (Reference is made to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2016, Commission File No. 1-4415, which is incorporated herein by reference.)

10.9(a)	Amendment No. 3 to Credit Agreement dated as of January 5, 2017 and Amendment No. 4 to Credit Agreement dated as of April 21, 2017
14.1

Code of Ethics for Chief Executive Officer and Senior Financial Officers adopted on May 6, 2004 (Reference is made to Exhibit 14.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004, Commission File No. 1-4415, which is incorporated herein by reference.)

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Numbers	Description

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended February 26, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at February 26, 2017 and February 28, 2016, (ii) Consolidated Statements of Operations for the years ended February 26, 2017, February 28, 2016 and March 1, 2015 (iii) Consolidated Statements of Comprehensive Earnings (Loss) for the years ended February 26, 2017, February 28, 2016 and March 1, 2015 (iv) Consolidated Statements of Shareholders’ Equity for the years ended February 26, 2017, February 28, 2016 and March 1, 2015 and (iv) Consolidated Statements of Cash Flows for the years ended February 26, 2017, February 28, 2016 and March 1, 2015 .*+

* Filed electronically herewith.

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