Form 10-Q
period 2017-05-28
PARK ELECTROCHEMICAL CORP
filed 2017-07-07
CIK 76267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 28, 2017

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

Large Accelerated Filer [ ] Accelerated Filer [X] Non-Accelerated Filer [ ] Smaller Reporting Company [ ] Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,234,946 as of July 5, 2017.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item I.     Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	May 28, 2017 (unaudited)	February 26, 2017*
ASSETS
Current assets:
Cash and cash equivalents	$47,313	$102,438
Marketable securities (Note 3)	190,487	136,152
Accounts receivable, less allowance for doubtful accounts of $290 and $294, respectively	17,705	17,238
Inventories (Note 4)	10,908	11,105
Prepaid expenses and other current assets	2,532	2,197
Total current assets	268,945	269,130

Property, plant and equipment, net	17,947	18,638
Goodwill and other intangible assets	9,825	9,825
Restricted cash (Note 5)	10,000	10,000
Other assets	989	985
Total assets	$307,706	$308,578

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt (Note 5)	$3,500	$3,500
Accounts payable	3,619	4,183
Accrued liabilities	5,250	3,417
Income taxes payable	2,894	3,023
Total current liabilities	15,263	14,123

Long-term debt (Note 5)	67,750	68,500
Deferred income taxes (Note 9)	42,088	42,088
Other liabilities	353	1,041
Total liabilities	125,454	125,752

Commitments and contingencies (Note 11)

Shareholders' equity (Note 8):
Common stock	2,096	2,096
Additional paid-in capital	167,851	167,612
Retained earnings	26,483	27,112
Accumulated other comprehensive earnings	836	1,026
	197,266	197,846
Less treasury stock, at cost	(15,014)	(15,020)
Total shareholders' equity	182,252	182,826
Total liabilities and shareholders' equity	$307,706	$308,578

*The balance sheet at February 26, 2017 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	13 Weeks Ended (Unaudited)
	May 28,	May 29,
	2017	2016
Net sales	$27,417	$31,490
Cost of sales	21,095	22,703
Gross profit	6,322	8,787
Selling, general and administrative expenses	4,727	5,337
Restructuring charges (Note 6)	1,361	70
Earnings from operations	234	3,380
Interest expense (Note 5)	510	333
Interest and other income	749	378
Earnings before income taxes	473	3,425
Income tax (benefit)/provision (Note 9)	(921)	475
Net earnings	$1,394	$2,950

Earnings per share (Note 7):
Basic earnings per share	$0.07	$0.15
Basic weighted average shares	20,235	20,235

Diluted earnings per share	$0.07	$0.15
Diluted weighted average shares	20,244	20,235

Dividends declared per share	$0.10	$0.10

See Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts in thousands)

	13 Weeks Ended (Unaudited)

	May 28,	May 29,
	2017	2016
Net earnings	$1,394	$2,950
Other comprehensive earnings (loss), net of tax:
Foreign currency translation	(31)	(21)
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	3	80
Less: reclassification adjustment for gains included in net earnings	(69)	(148)
Unrealized losses on marketable securities:
Unrealized holding losses arising during the period	(117)	(13)
Less: reclassification adjustment for losses included in net earnings	24	17
Other comprehensive loss	(190)	(85)
Total comprehensive earnings	$1,204	$2,865

See Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	13 Weeks Ended (Unaudited)
	May 28,	May 29,
	2017	2016
Cash flows from operating activities:
Net earnings	$1,394	$2,950
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	807	827
Stock-based compensation	240	352
Gain on sale of fixed assets	-	(15)
Amortization of bond premium	44	133
Changes in operating assets and liabilities	65	4,168
Net cash provided by operating activities	2,550	8,415

Cash flows from investing activities:
Purchase of property, plant and equipment	(105)	(41)
Proceeds from sales of property, plant and equipment	-	15
Purchases of marketable securities	(75,504)	(16,067)
Proceeds from sales and maturities of marketable securities	20,700	19,574
Net cash (used in) provided by investing activities	(54,909)	3,481

Cash flows from financing activities:
Dividends paid	(2,023)	(2,023)
Proceeds from exercise of stock options	6	-
Payments of long-term debt	(750)	(750)
Net cash used in financing activities	(2,767)	(2,773)

(Decrease) increase in cash and cash equivalents before effect of exchange rate changes	(55,126)	9,123
Effect of exchange rate changes on cash and cash equivalents	1	(20)
(Decrease) increase in cash and cash equivalents	(55,125)	9,103
Cash and cash equivalents, beginning of period	102,438	97,757
Cash and cash equivalents, end of period	$47,313	$106,860

Supplemental cash flow information:
Cash paid during the period for income taxes, net of refunds	$-	$-
Cash paid during the period for interest	$293	$209

See Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share (unless otherwise stated), per share and option amounts)

1. CONSOLIDATED FINANCIAL STATEMENTS

The Condensed Consolidated Balance Sheet as of May 28, 2017, the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Earnings for the 13 weeks ended May 28, 2017 and May 29, 2016, and the Condensed Consolidated Statements of Cash Flows for the 13 weeks then ended have been prepared by Park Electrochemical Corp. (the “Company”), without audit. In the opinion of management, these unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at May 28, 2017 and the results of operations and cash flows for all periods presented. The Consolidated Statements of Operations are not necessarily indicative of the results to be expected for the full fiscal year or any subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2017. There have been no significant changes to such accounting policies during the 13 weeks ended May 28, 2017.

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

The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and any long-lived assets written down to fair value. To measure fair value of such assets, the Company uses Level 3 inputs consisting of techniques including an income approach and a market approach. The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the discounted cash flow analysis require the exercise of significant judgment, including judgment about appropriate discount rates, terminal values, growth rates and the amount and timing of expected future cash flows. There were no transfers between levels within the fair value hierarchy during the 13 weeks ended May 28, 2017 and May 29, 2016. With respect to goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that fair value is less than carrying value. If, based on that assessment, the Company believes it is more likely than not that fair value is less than carrying value, a goodwill impairment test is performed. There have been no changes in events or circumstances which required impairment charges to be recorded during the 13 weeks ended May 28, 2017.

3. MARKETABLE SECURITIES

All marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, included in comprehensive earnings. Realized gains and losses, amortization of premiums and discounts, and interest and dividend income, are included in interest and other income in the Consolidated Statements of Operations. The costs of securities sold are based on the specific identification method.

The following is a summary of available-for-sale securities:

	May 28, 2017
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$152,280	$152,280	$-	$-
U.S. corporate debt securities	38,207	38,207	-	-
Total marketable securities	$190,487	$190,487	$-	$-

	February 26, 2017
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$111,261	$111,261	$-	$-
U.S. corporate debt securities	24,891	24,891	-	-
Total marketable securities	$136,152	$136,152	$-	$-

The following table shows the amortized cost basis of, and gross unrealized gains and losses on, the Company’s available-for-sale securities:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses
May 28, 2017:
U.S. Treasury and other government securities	$152,901	$36	$657
U.S. corporate debt securities	38,343	-	136
Total marketable securities	$191,244	$36	$793

February 26, 2017:
U.S. Treasury and other government securities	$111,727	$136	$602
U.S. corporate debt securities	24,938	1	48
Total marketable securities	$136,665	$137	$650

The estimated fair values of such securities at May 28, 2017 by contractual maturity are shown below:

Due in one year or less	$48,390
Due after one year through five years	142,097
$190,487

4. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company writes down its inventory for estimated obsolescence or unmarketability based upon the age of the inventory and assumptions about future demand for the Company's products and market conditions. Inventories consisted of the following:

	May 28,	February 26,
	2017	2017
Inventories:

Raw materials	$5,508	$5,842
Work-in-process	2,264	2,329
Finished goods	2,796	2,585
Manufacturing supplies	340	349
	$10,908	$11,105

5. LONG-TERM DEBT

On January 15, 2016, the Company entered into a three-year revolving credit facility agreement (the “Credit Agreement”) with HSBC Bank USA, National Association (“HSBC Bank”). This Credit Agreement replaced the Amended Credit Agreement that the Company entered into with PNC Bank in February 2014. The Credit Agreement provides for loans up to $75,000 and letters of credit up to $2,000. The Company borrowed $75,000 under the Credit Agreement and obtained letters of credit in the initial principal amount of $1,075. During the 2016 fiscal year, the Company made no payments in accordance with the Credit Agreement. During the 2017 fiscal year, the Company paid a total of $3,000 in accordance with the Credit Agreement; and, during the 2018 fiscal year first quarter ended May 28, 2017, the Company paid a quarterly installment of $750. The remaining $71,250 is payable in seven quarterly installments of $750 each, with the remaining amount outstanding under the Credit Agreement payable on January 26, 2019. Pursuant to an amendment entered into on April 21, 2017, the second and third installments due in the 2018 fiscal year were increased from $750 to $1,000.

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

The Credit Agreement and the Amended Credit Agreement contain certain customary affirmative and negative covenants, including customary financial covenants. The covenants require the Company to (a) maintain a gross leverage charge ratio not to exceed 4.50 to 1.00 for the fiscal quarters ending February 26, 2017 and May 28, 2017, 4.25 to 1.00 for the fiscal quarter ending August 27, 2017 and 3.75 to 1.00 each fiscal quarter thereafter, (b) maintain a minimum fixed charge coverage ratio of 0.30 to 1.00 for the fiscal quarter ending February 26, 2017, 0.20 to 1.00 for the fiscal quarter ending May 28, 2017, 0.50 to 1.00 for the fiscal quarter ending August 27, 2017 and 1.10 to 1.00 for each fiscal quarter thereafter and (c) maintain a minimum quick ratio of 2.00 to 1.00 beginning with the fiscal quarter first ending after January 26, 2016 and continuing thereafter. In addition, the Company must maintain minimum domestic liquid assets of $10,000 in cash held at all times in a domestic deposit account. The Company is in compliance with all the financial covenants.

During the quarter end May 28, 2017, the Company entered into two amendments to the Credit Agreement with HSBC Bank that modified the financial covenants and relaxed loan repayment requirements upon repatriation of foreign funds in the first and second quarters of fiscal year 2018. The amendments modified the definition of EBITDA to exclude $4,600 of restructuring charges in connection with the consolidation of the Company’s Nelco Products, Inc. and Neltec, Inc. business units in the United States in fiscal year 2018, reduced the maximum gross leverage charge ratio to 1.10 to 1.00 and reduced the fixed charge coverage ratio to 0.20 to 1.00 for the first, second and third quarters of the 2018 fiscal year.

At May 28, 2017, $71,250 of indebtedness was outstanding under the Credit Agreement with an interest rate of 2.67%. Interest expense recorded under the Credit Agreement and the Amended Credit Agreement was $510 and $333 during the 13-week periods ended May 28, 2017 and May 29, 2016, respectively.

6. RESTRUCTURING CHARGES

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

The Company expects to incur a pre-tax charge in connection with the consolidation of approximately $5,000 to $5,500. This charge is expected to be incurred primarily during the first nine months of the fiscal year ending February 25, 2018. In addition to this charge, the Company expects to incur duplicative pre-tax costs of $300 during the same nine-month period.

The Company recorded a restructuring charge of $1,250 during the 13-week period ended May 28, 2017 related to the consolidation.

The following table sets forth the charges and accruals related to the restructuring plan:

	Accrued Februay 26, 2017	Current Period Charges	Cash Payments	Non-Cash Charges	Accrual May 28, 2017	Total Costs Accrued to Date	Total Expected Costs
Facility Lease Costs	$-	$-	$-	$-	$-	$-	$2,739
Severance Costs	-	1,183	-	-	1,183	1,183	1,183
Equipment Removal	-	-	-	-	-	-	700
Other	-	67	-	(67)	-	67	878
Total Restructuring Plan	$-	$1,250	$-	$(67)	$1,183	$1,250	$5,500

The Company recorded additional restructuring charges of $111 and $70 during the 13-week periods ended May 28, 2017 and May 29, 2016, respectively, related to the closure in the 2009 fiscal year of the Company’s New England Laminates Co., Inc. business unit located in Newburgh, New York. The New England Laminates Co., Inc. building in Newburgh, New York is held for sale. In the 2004 fiscal year, the Company reduced the book value of the building to zero, and the Company intends to sell it during the 2018 fiscal year.

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

The following table sets forth the calculation of basic and diluted earnings per share:

	13 Weeks Ended
	May 28, 2017	May 29, 2016

Net earnings	$1,394	$2,950

Weighted average common shares outstanding for basic EPS	20,235,000	20,235,000
Net effect of dilutive options	9,000	-
Weighted average shares outstanding for diluted EPS	20,244,000	20,235,000

Basic earnings per share	$0.07	$0.15

Diluted earnings per share	$0.07	$0.15

Potentially dilutive securities, which were not included in the computation of diluted earnings per share because either the effect would have been anti-dilutive or the options’ exercise prices were greater than the average market price of the common stock, were 872,000 and 1,025,000 for the 13 weeks ended May 28, 2017 and May 29, 2016, respectively.

8. SHAREHOLDERS’ EQUITY

During the 13 weeks ended May 28, 2017, the Company sold 275 shares of the Company’s treasury stock pursuant to the exercises of employee stock options and received proceeds of $5 from such exercises and recognized stock-based compensation expense, net of recognized tax benefits, of $240. These transactions resulted in a $239 increase in additional paid-in capital during the period.

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

The Company did not purchase any shares of its common stock during the 13 weeks ended May 28, 2017 or during the 13 weeks ended May 29, 2016.

9. INCOME TAXES

The Company’s effective tax rate for the 13 weeks ended May 28, 2017 was negative 194.3% compared to 13.9% for the 13 weeks ended May 29, 2016. The effective tax rates for the 13 weeks ended May 28, 2017 and May 29, 2016 were lower than the United States Federal income tax rate primarily due to portions of taxable income in jurisdictions with lower effective income tax rates and larger foreign tax incentives and a reversal of a tax reserve of $688 related to certain foreign tax credit positions taken in prior years.

            The Company continuously evaluates the liquidity and capital requirements of its operations in the United States and of its foreign operations. As a result of such evaluation during the 2014 fiscal year, the Company recorded a non-cash charge for the accrual of U.S. deferred income taxes in the amount of $63,958 on undistributed earnings of the Company’s subsidiary in Singapore. As a result of such evaluations, the Company repatriated $2,000, $6,800 and $61,000 in cash from the Company’s subsidiary in Singapore in the 2018 fiscal year first quarter and in the 2017 and 2016 fiscal years, respectively.

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

Financial information regarding the Company’s operations by geographic region is as follows:

	13 Weeks Ended
	May 28, 2017	May 29, 2016
Sales:

North America	$15,416	$16,837
Asia	10,033	12,147
Europe	1,968	2,506
Total sales	$27,417	$31,490

	May 28, 2017	February 26, 2017
Long-lived assets:

North America	$20,326	$20,794
Asia	8,216	8,440
Europe	219	214
Total long-lived assets	$28,761	$29,448

11. CONTINGENCIES

Litigation

The Company is subject to a number of proceedings, lawsuits and other claims related to environmental, employment, product and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes in these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters. The Company believes that the ultimate disposition of such proceedings, lawsuits and claims will not have a material adverse effect on the liquidity, capital resources, business or consolidated results of operations or financial position of the Company. In the first quarter of the 2018 fiscal year, the Company recorded a one-time litigation expense of $375 for the settlement of an employment litigation.

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

The total costs incurred by the Company and its subsidiaries in connection with these sites, including legal fees incurred by the Company and its subsidiaries and their assessed share of remediation costs and excluding amounts expected to be reimbursed by insurance carriers, were approximately $1 and $1 during the 13 weeks ended May 28, 2017 and May 29, 2016, respectively. The Company had no recorded liabilities for environmental matters for the 13 weeks ended May 28, 2017 and May 29, 2016.

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

12. ACCOUNTING PRONOUNCEMENTS

Recently Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to improve the accounting for employee share-based payments. The new standard is effective for fiscal years beginning after December 15, 2016 and the interim periods within those fiscal years. The Company has adopted the guidance effective February 27, 2017, the first day of the 2018 fiscal year, and the adoption of this guidance did not impact its consolidated results of operations, cash flows, financial position and disclosures.

Recently Issued

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, to reduce the diversity that exists in the classification and presentation of changes in restricted cash in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017 and the interim periods within those fiscal years. The Company is currently evaluating the impact this new guidance may have on its consolidated cash flows.

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

In May 2014, the FASB issued Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. This guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and expands the related disclosure requirements. The new standard was originally scheduled to be effective for fiscal years beginning after December 15, 2016, including interim reporting periods within those fiscal years. In August 2015, the FASB delayed the effective date of this guidance for one year. With the delay, the new standard is effective for fiscal years beginning after December 15, 2017, and interim periods therein, with an option to adopt the standard on the originally scheduled effective date. The Company has concluded that this new guidance will not have a significant impact on its consolidated results of operations, cash flows, financial position and disclosures.

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

Financial Overview

The Company's total net sales worldwide in the 13 weeks ended May 28, 2017 were 13% lower than in the 13 weeks ended May 29, 2016 principally as a result of lower sales of the Company’s printed circuit materials products in Asia, North America and Europe, partially offset by higher sales of the Company’s aerospace composite materials, structures and assemblies products. The Company’s total net sales worldwide in the 13 weeks ended May 28, 2017 were 1% lower than in the 13 weeks ended February 26, 2017 principally as a result of lower sales of the Company’s printed circuit materials products in Asia and North America mostly offset by higher sales of aerospace composite materials, structures and assemblies in North America.

The Company’s gross profit margin, measured as a percentage of sales, decreased to 23.1% in the 13 weeks ended May 28, 2017 from 27.9% in the 13 weeks ended May 29, 2016 principally as a result of lower sales and production levels of its printed circuit materials products in Asia, North America and Europe, partially offset by higher sales of aerospace composite materials, structures and assemblies products.

The Company’s earnings from operations and net earnings were 93% lower and 53% lower, respectively, in the 13 weeks ended May 28, 2017 than in last fiscal year’s comparable period, primarily as a result of the aforementioned lower sales and decrease in the gross profit margin and to the costs recorded in the 13 weeks ended May 28, 2017 for the consolidation of the Company’s business units in California and Arizona. Earnings from operations in the 13 weeks ended May 28, 2017 included pre-tax restructuring charges of $1,361,000 in connection with the consolidation of the California and Arizona business units and the closure in fiscal year 2009 of the New England Laminates Co., Inc. facility located in Newburgh, New York. Earnings from operations in the 13 weeks ended May 29, 2016 included a pre-tax restructuring charge of $70,000 related to the Newburgh facility closure.

The global markets for the Company’s products continue to be very difficult to forecast, and it is not clear to the Company what the demand for the Company’s products will be in the remainder of the 2018 fiscal year or beyond.

Results of Operations:

The following table provides the components of the consolidated statements of operations:

	13 Weeks Ended
	May 28,	May 29,	%
(amounts in thousands, except per share amounts)	2017	2016	Change

Net sales	$27,417	$31,490	(13)%
Cost of sales	21,095	22,703	(7)%
Gross profit	6,322	8,787	(28)%
Selling, general and administrative expenses	4,727	5,337	(11)%
Restructuring charges	1,361	70	1,844%
Earnings from operations	234	3,380	(93)%
Interest expense	510	333	53%
Interest and other income	749	378	98%
Earnings before income taxes	473	3,425	(86)%
Income tax (benefit) provision	(921)	475	(294)%
Net earnings	$1,394	$2,950	(53)%

Earnings per share:
Basic earnings per share	$0.07	$0.15	(53)%

Diluted earnings per share	$0.07	$0.15	(53)%

Net Sales

The Company’s total net sales worldwide in the 13 weeks ended May 28, 2017 decreased to $27.4 million from $31.5 million in the 13 weeks ended May 29, 2016, primarily as a result of lower sales of the Company’s printed circuit materials products in Asia, North America and Europe, partially offset by higher sales of the Company’s aerospace composite materials, structures and assemblies products.

The Company’s total net sales of its aerospace composite materials, structures and assemblies products were $8.7 million in the 13 weeks ended May 28, 2017, or 32% of the Company’s total net sales worldwide in such period, compared to $7.7 million in the 13 weeks ended May 29, 2016, or 24% of the Company’s total net sales worldwide in such period. The Company’s total net sales of its printed circuit materials products were $18.7 million in the 13 weeks ended May 28, 2017, or 68% of the Company’s total net sales worldwide in such period, compared to $23.8 million in the 13 weeks ended May 29, 2016, or 76% of the Company’s total net sales worldwide in such period.

The Company's foreign sales were $12.0 million in the 13 weeks ended May 28, 2017, or 44% of the Company's total net sales worldwide in such period, compared to $14.7 million of foreign sales, or 47% of total net sales worldwide in last fiscal year's comparable period. The Company’s foreign sales in the 13-week period ended May 28, 2017 decreased 18% from last fiscal year’s comparable period, primarily due to lower sales in Asia.

In the 13 weeks ended May 28, 2017, the Company’s sales in North America, Asia and Europe were 56%, 37% and 7%, respectively, of the Company’s total net sales worldwide compared to 53%, 39% and 8%, respectively, in the 13 weeks ended May 29, 2016. The Company’s sales in North America decreased 8%, its sales in Asia decreased 17% and its sales in Europe decreased 21% in the 13-week period ended May 28, 2017 compared to the 13-week period ended May 29, 2016.

During the 13 weeks ended May 28, 2017, the Company’s sales of its high performance printed circuit materials were 92% of the Company’s total net sales worldwide of printed circuit materials compared to 94% during the 13 weeks ended May 29, 2016.

The Company’s high performance printed circuit materials (non-FR4 printed circuit materials) include high-speed, low-loss materials for digital and RF/microwave applications requiring lead-free compatibility and high bandwidth signal integrity, allylated polyphenylene ether (“APPE”) materials, bismalimide triazine (“BT”) materials, polyimides for applications that demand extremely high thermal performance and reliability, cyanate esters, quartz reinforced materials, and polytetrafluoroethylene (“PTFE”) and modified epoxy materials for RF/microwave systems that operate at frequencies up to at least 79GHz.

Gross Profit

The Company’s gross profit in the 13 weeks ended May 28, 2017 was lower than the gross profit in the prior year’s comparable period, and the gross profit as a percentage of sales for the Company’s worldwide operations in the 13 weeks ended May 28, 2017 decreased to 23.1% from 27.9% in the 13 weeks ended May 29, 2016, primarily due to lower sales and production levels of its printed circuit materials products in North America, Asia and Europe, partially offset by higher sales and production levels of its aerospace composite materials, structures and assemblies products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $610,000 during the 13 weeks ended May 28, 2017, or by 11%, compared to last fiscal year's comparable period, and these expenses, measured as a percentage of sales, were 17.2% and 16.9% in the 13 weeks ended May 28, 2017 and May 29, 2016, respectively. The decrease in such expenses during the 13 weeks ended May 28, 2017 was primarily the result of lower payroll, bonus, profit sharing and stock option expenses and lower shipping expenses due to the decrease in sales. During the 13 weeks ended May 28, 217, selling, general and administrative expenses included a one-time litigation expense of $375,000.

Selling, general and administrative expenses included stock option expenses of $240,000 and $352,000 for the 13 weeks ended May 28, 2017 and May 29, 2016, respectively.

Restructuring Charges

In the 13 weeks ended May 28, 2017, the Company recorded pre-tax restructuring charges of $1,361,000 in connection with the consolidation of the Company’s California and Arizona business units and the closure in fiscal year 2009 of the New England Laminates Co., Inc. facility located in Newburgh, New York. In the 13 weeks ended May 29, 2016 the Company recorded a pre-tax restructuring charge of $70,000 related to the Newburgh facility closure.

The Company expects to incur a pre-tax charge in connection with the consolidation of approximately $5,000 to $5,500. This charge is expected to be incurred primarily during the first nine months of the fiscal year ending February 25, 2018. In addition to this charge, the Company expects to incur duplicative pre-tax costs of $300 during the same nine-month period. When the consolidation is complete, the Company expects an ongoing pre-tax benefit from the consolidation of approximately $3,000 to $3,500 per year consisting of reduced labor and operating costs. The consolidation is in response to declining sales and earnings in the U.S.

Earnings from Operations

For the reasons set forth above, the Company's earnings from operations were $0.2 million for the 13 weeks ended May 28, 2017, which included the aforementioned restructuring charge of $1,361,000 and the one-time litigation expense of $375,000, compared to $3.4 million for the 13 weeks ended May 29, 2016, which included the aforementioned restructuring charge of $70,000.

Interest Expense

Interest expense in the 13 weeks ended May 28, 2017 related to the Company’s outstanding borrowings under the three-year revolving credit facility agreement, as amended, that the Company entered into with HSBC Bank in the fourth quarter of the 2016. The agreement provides for an interest rate on the outstanding loan balance of LIBOR plus 1.15% to 2.65%. Other interest rate options are available to the Company under the agreement. See “Liquidity and Capital Resources” elsewhere in this Item 2 and Note 5 of the Notes to Consolidated Financial Statements included elsewhere in this Report for additional information.

Interest Income

Interest income was $749,000 and $378,000 for the 13 weeks ended May 28, 2017 and May 29, 2016, respectively. Interest income increased 98% for the 13 weeks ended May 28, 2017, primarily as a result of higher weighted average market interest rates, longer average maturities of marketable securities held by the Company and larger average balances of marketable securities held by the Company in the 13 weeks ended May 28, 2017 compared to last fiscal year's comparable period. During the 13 weeks ended May 28, 2017, the Company earned interest income principally from its investments, which were primarily in short-term instruments and money market funds.

Income Tax Provision

The Company's effective income tax rate for the 13 weeks ended May 28, 2017 was negative 194.3% compared to 13.9% for the 13 weeks ended May 29, 2016. The effective tax rate for the 13 weeks ended May 28, 2017 was lower than the effective tax rate for the 13 weeks ended May 29, 2016, primarily due to the impact of the aforementioned restructuring charges and the reversal of a tax reserve of $688,000 in the 13 weeks ended May 28, 2017.

Net Earnings

For the reasons set forth above, the Company's net earnings for the 13 weeks ended May 28, 2017 were $1.4 million, including the pre-tax restructuring charge described above, compared to net earnings of $3.0 million for the 13 weeks ended May 29, 2016, including the pre-tax restructuring charge described above.

Basic and Diluted Earnings Per Share

Basic and diluted earnings per share for the 13 weeks ended May 28, 2017 were $0.07, including the pretax consolidation and restructuring charges and the one-time litigation expense described above, compared to basic and diluted earnings per share of $0.15 for the 13 weeks ended May 29, 2016, including the pretax restructuring charge described above. The net impact of the items described above was to reduce basic and diluted earnings per share by $0.05 and $0.00 in the 13 weeks ended May 28, 2017 and May 29, 2016, respectively.

Liquidity and Capital Resources:

(amounts in thousands)	May 28,	February 26
	2017	2017	(Decrease)
Cash and marketable securities	$237,800	$238,590	$(790)
Restricted cash	10,000	10,000	-
Working capital	253,682	255,007	(1,325)

	13 Weeks Ended
(amounts in thousands)	May 28,	May 29,	(Decrease)
	2017	2016	Increase
Net cash provided by operating activities	$2,550	$8,415	$(5,865)
Net cash (used in) provided by investing activities	(54,909)	3,481	(58,390)
Net cash used in financing activities	(2,767)	(2,773)	6

Cash and Marketable Securities

Of the $247.8 million of cash, marketable securities and restricted cash at May 28, 2017, $238.3 million was owned by certain of the Company’s wholly owned foreign subsidiaries. The Company believes it has sufficient liquidity to fund its operating activities through the end of the 2018 fiscal year and for the foreseeable future thereafter.

The change in cash, marketable securities and restricted cash at May 28, 2017 compared to February 26, 2017 was the result of cash used in operating activities and a number of additional factors. The significant changes in cash flows from operating activities were as follows:

●	accounts receivable increased 3% at May 28, 2017 compared to February 26, 2017 due to the timing of shipments in the 13 weeks ended May, 28, 2017;

●	inventories decreased by 2% at May 28, 2017 compared to February 26, 2017, primarily due to decreases in raw materials principally as a result of the timing of purchases and shipments;

●	prepaid expenses and other current assets increased by 15% at May 28, 2017 compared to February 26, 2017 due to higher accrued interest receivable on marketable securities;

●	accounts payable decreased by 13% at May 28, 2017 compared to February 26, 2017, primarily due to the timing of vendor payments and raw material purchases from suppliers; and

●

accrued liabilities increased by 54% at May 28, 2017 compared to February 26, 2017 primarily due to the accrual of restructuring costs related to the consolidation of the Company’s Nelco Products, Inc. business unit in California and its Neltec, Inc. business unit in Arizona.

In addition, the Company paid $2.0 million in cash dividends in each of the 13-week periods ended May 28, 2017 and May 29, 2016. During the 13 weeks ended May 28, 2017, the Company also made a $750,000 principal payment on its long-term debt.

Working Capital

The decrease in working capital at May 28, 2017 compared to February 26, 2017 was due principally to the increase in accrued expenses and decreases in cash and marketable securities and inventories partially offset by decreases in accounts receivable and prepaid expenses and other current assets, and increase in accounts payable.

The Company's current ratio (the ratio of current assets to current liabilities) was 17.6 to 1 at May 28, 2017 compared to 19.1 to 1 at February 26, 2017.

Cash Flows

During the 13 weeks ended May 28, 2017, the Company's net earnings, before depreciation and amortization, stock-based compensation and amortization of bond premium, were $2.5 million. Such earnings were increased by changes in operating assets and liabilities of $0.1 million, resulting in $2.6 million of cash provided by operating activities. During the same 13-week period, the Company expended $105,000 for the purchase of property, plant and equipment, compared with $41,000 during the 13 weeks ended May 29, 2016.  The Company paid $2.0 million in cash dividends in each of the 13-week periods ended May 28, 2017 and May 29, 2016.  In addition, during the 13-week period ended May 28, 2017, the Company made a $750,000 principal payment on its long-term debt.

Debt

At May 28, 2017 and February 26, 2017, the Company had $71.3 million and $72.0 million of bank debt, respectively. In the fourth quarter of 2016, the Company entered into a three-year revolving credit facility agreement (the “Credit Agreement”) with HSBC Bank. The Credit Agreement provides for loans up to $75.0 million to the Company and letters of credit up to $2.0 million for the account of the Company, and subject to the terms and conditions of the Credit Agreement, an interest rate on the outstanding loan balance of LIBOR plus 1.15% to LIBOR plus 2.65%. The Credit Agreement contains certain customary affirmative and negative covenants and customary financial covenants. In the event that the Company breaches a covenant that is deemed to be a default under the Credit Agreement requiring prepayment of the outstanding borrowings, the Company has sufficient liquidity to prepay the outstanding amount, as well as any related income taxes for potentially repatriated funds, at any time, and such prepayment would not have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial position. For additional information, see Note 5 of the Notes to Consolidated Financial Statements included elsewhere in this Report.

Other Liquidity Factors

The Company believes its financial resources will be sufficient, through the end of fiscal year 2018 and for the foreseeable future thereafter, to provide for continued investment in working capital and property, plant and equipment and for general corporate purposes. The Company’s financial resources are also available for purchases of the Company's common stock, appropriate acquisitions and other expansions of the Company's business.

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

The Company’s critical accounting policies that are important to the Consolidated Financial Statements and that entail, to a significant extent, the use of estimates and assumptions and the application of management’s judgment are described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2017. There have been no significant changes to such accounting policies during the 2018 fiscal year first quarter.

In May 2014, the FASB issued Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. This guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and expands the related disclosure requirements. The new standard was originally scheduled to be effective for fiscal years beginning after December 15, 2016, including interim reporting periods within those fiscal years. In August 2015, the FASB delayed the effective date of this guidance for one year. With the delay, the new standard is effective for fiscal years beginning after December 15, 2017, and interim periods therein, with an option to adopt the standard on the originally scheduled effective date. The Company has concluded that this new guidance will not have a significant impact on its consolidated results of operations, cash flows, financial position and disclosures.

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

Factors That May Affect Future Results.

Certain portions of this Report which do not relate to historical financial information may be deemed to constitute forward-looking statements that are subject to various factors which could cause actual results to differ materially from the Company’s expectations or from results which might be projected, forecasted, estimated or budgeted by the Company in forward-looking statements. Such factors include, but are not limited to, general conditions in the electronics and aerospace industries, the Company's competitive position, the status of the Company's relationships with its customers, economic conditions in international markets, the cost and availability of raw materials, transportation and utilities, and the various factors set forth in Item 1A “Risk Factors” and under the caption "Factors That May Affect Future Results" after Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2017.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

The Company's market risk exposure at May 28, 2017 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended February 26, 2017.

Item 4.     Controls and Procedures.

(a)     Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of May 28, 2017, the end of the quarterly fiscal period covered by this quarterly report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes in the risk factors as previously disclosed in the Company’s Form 10-K Annual Report for the fiscal year ended February 26, 2017.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to shares of the Company's common stock acquired by the Company during each month included in the Company’s 2018 fiscal year first quarter ended May 28, 2017.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

February 27 - March 28	0	$-	0

March 29 - April 28	0	$-	0

April 29 - May 28	0	$-	0
		-
Total	0	$-	0	1,531,412 (a)

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 28, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at May 28, 2017 (unaudited) and February 26, 2017; (ii) Consolidated Statements of Operations for the 13 weeks ended May 28, 2017 and May 29, 2016 (unaudited); (iii) Consolidated Statements of Comprehensive Earnings for the 13 weeks ended May 28, 2017 and May 29, 2016 (unaudited); and (iv) Condensed Consolidated Statements of Cash Flows for the 13 weeks ended May 28, 2017 and May 29, 2016 (unaudited). * +

*     Filed electronically herewith.

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

 Park Electrochemical Corp.

                  ------------------------------

 (Registrant)

 /s/ Brian E. Shore

Date: July 7, 2017                                                      -----------------------------------

Brian E. Shore

Chief Executive Officer

(principal executive officer)

/s/ P. Matthew Farabaugh

-----------------------------------

Date: July 7, 2017                                                                P. Matthew Farabaugh

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 28, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at May 28, 2017 (unaudited) and February 26, 2017; (ii) Consolidated Statements of Operations for the 13 weeks ended May 28, 2017 and May 29, 2016 (unaudited); (iii) Consolidated Statements of Comprehensive Earnings for the 13 weeks ended May 28, 2017 and May 29, 2016 (unaudited); and (iv) Condensed Consolidated Statements of Cash Flows for the 13 weeks ended May 28, 2017 and May 29, 2016 (unaudited). * +

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