Form 10-Q
period 2017-08-27
PARK ELECTROCHEMICAL CORP
filed 2017-10-06
CIK 76267

DRAFT 10/03/17

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 27, 2017

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,237,446 as of October 4, 2017.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item I.     Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	August 27, 2017 (unaudited)	February 26, 2017*
ASSETS
Current assets:
Cash and cash equivalents	$30,191	$102,438
Marketable securities (Note 3)	202,873	136,152
Accounts receivable, less allowance for doubtful accounts of $285 and $294, respectively	21,182	17,238
Inventories (Note 4)	11,919	11,105
Prepaid expenses and other current assets	2,582	2,197
Total current assets	268,747	269,130

Property, plant and equipment, net	17,616	18,638
Goodwill and other intangible assets	9,825	9,825
Restricted cash (Note 5)	10,000	10,000
Other assets	1,956	985
Total assets	$308,144	$308,578

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt (Note 5)	$3,250	$3,500
Accounts payable	5,444	4,183
Accrued liabilities	7,062	3,417
Income taxes payable	1,891	3,023
Total current liabilities	17,647	14,123

Long-term debt (Note 5)	67,000	68,500
Deferred income taxes (Note 9)	42,088	42,088
Other liabilities	302	1,041
Total liabilities	127,037	125,752

Commitments and contingencies (Note 11)

Shareholders' equity (Note 8):
Common stock	2,096	2,096
Additional paid-in capital	168,071	167,612
Retained earnings	24,979	27,112
Accumulated other comprehensive earnings	924	1,026
	196,070	197,846
Less treasury stock, at cost	(14,963)	(15,020)
Total shareholders' equity	181,107	182,826
Total liabilities and shareholders' equity	$308,144	$308,578

*The balance sheet at February 26, 2017 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	13 Weeks Ended (Unaudited)		26 Weeks Ended (Unaudited)
	August 27,	August 28,	August 27,	August 28,
	2017	2016	2017	2016

Net sales	$29,836	$29,058	$57,253	$60,548
Cost of sales	22,659	21,824	43,754	44,527
Gross profit	7,177	7,234	13,499	16,021
Selling, general and administrative expenses	4,443	5,110	9,170	10,447
Restructuring charges (Note 6)	2,902	23	4,263	93
(Loss) Earnings from operations	(168)	2,101	66	5,481
Interest expense (Note 5)	603	334	1,113	667
Interest and other income	751	369	1,500	747
(Loss) Earnings before income taxes	(20)	2,136	453	5,561
Income tax (benefit) provision (Note 9)	(540)	155	(1,461)	630
Net earnings	$520	$1,981	$1,914	$4,931

Earnings per share (Note 7):
Basic earnings per share	$0.03	$0.10	$0.09	$0.24
Basic weighted average shares	20,236	20,235	20,236	20,235

Diluted earnings per share	$0.03	$0.10	$0.09	$0.24
Diluted weighted average shares	20,250	20,235	20,247	20,235

Dividends declared per share	$0.10	$0.10	$0.20	$0.20

See Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts in thousands)

	13 Weeks Ended (Unaudited)		26 Weeks Ended (Unaudited)
	August 27,	August 28,	August 27,	August 28,
	2017	2016	2017	2016

Net earnings	$520	$1,981	$1,914	$4,931
Other comprehensive earnings (loss), net of tax:
Foreign currency translation	72	26	41	5
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	21	11	24	11
Less: reclassification adjustment for gains included in net earnings	(27)	-	(96)	(55)
Unrealized losses on marketable securities:
Unrealized holding losses arising during the period	-	(45)	(117)	(69)
Less: reclassification adjustment for losses included in net earnings	22	19	46	34
Other comprehensive earnings (loss)	88	11	(102)	(74)
Total comprehensive earnings	$608	$1,992	$1,812	$4,857

See Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	26 Weeks Ended (Unaudited)
	August 27,	August 28,
	2017	2016
Cash flows from operating activities:
Net earnings	$1,914	$4,931
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,547	1,652
Stock-based compensation	475	704
Deferred income taxes	(992)	-
Amortization of bond premium	125	278
Non-cash restructuring charges	3,484	-
Changes in operating assets and liabilities	(5,051)	1,252
Net cash provided by operating activities	1,502	8,817

Cash flows from investing activities:
Purchase of property, plant and equipment	(500)	(94)
Purchases of marketable securities	(141,881)	(27,102)
Proceeds from sales and maturities of marketable securities	74,205	29,478
Net cash (used in) provided by investing activities	(68,176)	2,282

Cash flows from financing activities:
Dividends paid	(4,047)	(4,047)
Proceeds from exercise of stock options	39	-
Payments of long-term debt	(1,750)	(1,500)
Net cash used in financing activities	(5,758)	(5,547)

(Decrease) increase in cash and cash equivalents before effect of exchange rate changes	(72,432)	5,552
Effect of exchange rate changes on cash and cash equivalents	185	129
(Decrease) increase in cash and cash equivalents	(72,247)	5,681
Cash and cash equivalents, beginning of period	102,438	97,757
Cash and cash equivalents, end of period	$30,191	$103,438

Supplemental cash flow information:
Cash paid during the period for income taxes, net of refunds	$1,534	$1,763
Cash paid during the period for interest	$1,007	$653

See Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share (unless otherwise stated), per share and option amounts)

1.	CONSOLIDATED FINANCIAL STATEMENTS

The Condensed Consolidated Balance Sheet as of August 27, 2017, the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Earnings for the 13 weeks and 26 weeks ended August 27, 2017 and August 28, 2016 and the Condensed Consolidated Statements of Cash Flows for the 26 weeks then ended have been prepared by Park Electrochemical Corp. (the “Company”), without audit. In the opinion of management, these unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at August 27, 2017 and the results of operations and cash flows for all periods presented. The Consolidated Statements of Operations are not necessarily indicative of the results to be expected for the full fiscal year or any subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2017. There have been no significant changes to such accounting policies during the 26 weeks ended August 27, 2017.

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

The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and any long-lived assets written down to fair value. To measure fair value of such assets, the Company uses Level 3 inputs consisting of techniques including an income approach and a market approach. The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the discounted cash flow analysis require the exercise of significant judgment, including judgment about appropriate discount rates, terminal values, growth rates and the amount and timing of expected future cash flows. There were no transfers between levels within the fair value hierarchy during the 26 weeks ended August 27, 2017 and August 28, 2016. With respect to goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying value. If, based on that assessment, the Company believes it is more likely than not that the fair value is less than its carrying value, a two-step goodwill impairment test is performed. There have been no changes in events or circumstances which required impairment charges to be recorded during the 13 or 26 weeks ended August 27, 2017.

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

The following is a summary of available-for-sale securities:

	August 27, 2017
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$151,337	$151,337	$-	$-
U.S. corporate debt securities	51,536	51,536	-	-
Total marketable securities	$202,873	$202,873	$-	$-

	February 26, 2017
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$111,261	$111,261	$-	$-
U.S. corporate debt securities	24,891	24,891	-	-
Total marketable securities	$136,152	$136,152	$-	$-

The following table shows the amortized cost basis of, and gross unrealized gains and losses on, the Company’s available-for-sale securities:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses
August 27, 2017:
U.S. Treasury and other government securities	$151,941	$26	$630
U.S. corporate debt securities	51,665	-	129
Total marketable securities	$203,606	$26	$759

February 26, 2017:
U.S. Treasury and other government securities	$111,727	$136	$602
U.S. corporate debt securities	24,938	1	48
Total marketable securities	$136,665	$137	$650

The estimated fair values of such securities at August 27, 2017 by contractual maturity are shown below:

Due in one year or less	$25,939
Due after one year through five years	176,934
$202,873

4. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company writes down its inventory for estimated obsolescence or unmarketability based upon the age of the inventory and assumptions about future demand for the Company's products and market conditions. Inventories consisted of the following:

	August 27,	February 26,
	2017	2017
Inventories:

Raw materials	$7,305	$5,842
Work-in-process	2,714	2,329
Finished goods	1,533	2,585
Manufacturing supplies	367	349
	$11,919	$11,105

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

The Credit Agreement and the Amended Credit Agreement contain certain customary affirmative and negative covenants, including customary financial covenants. The covenants require the Company to (a) maintain a gross leverage charge ratio not to exceed 4.25 to 1.00 for the fiscal quarter ending August 27, 2017 and 3.75 to 1.00 each fiscal quarter thereafter, (b) maintain a minimum fixed charge coverage ratio of 0.50 to 1.00 for the fiscal quarter ending August 27, 2017 and 1.10 to 1.00 for each fiscal quarter thereafter and (c) maintain a minimum quick ratio of 2.00 to 1.00. In addition, the Company must maintain minimum domestic liquid assets of $10,000 in cash held at all times in a domestic deposit account. The Company is in compliance with all the financial covenants.

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

At August 27, 2017, $70,250 of indebtedness was outstanding under the Credit Agreement with an interest rate of 3.41%. Interest expense recorded under the Credit Agreement and the Amended Credit Agreement was $603 and $1,113 during the 13-week and 26-week periods ended August 27, 2017, respectively, and $334 and $667 during the 13-week and 26-week periods ended August 28, 2016, respectively.

6. RESTRUCTURING CHARGES

On April 18, 2017, the Company announced the consolidation of its Nelco Products, Inc. Business Unit located in Fullerton, California and its Neltec, Inc. Business Unit located in Tempe, Arizona. The consolidation is expected to take four to six months to complete. When complete, all business functions will be performed at Neltec in Tempe, Arizona and certain manufacturing operations will continue to be performed in California, under the supervision of the Neltec Business Unit.

During the 13-week and 26-week periods ended August 27, 2017 the Company recorded restructuring charges of $2,813 and $4,063, respectively, related to the consolidation.  The Company estimates the remaining pre-tax charge in connection with the consolidation to be approximately $1,500. This remaining charge is expected to be incurred primarily during the fiscal year ending March 3, 2019 or beyond. The Company estimates the remaining pre-tax charge in connection with the consolidation to be approximately $1,500. This remaining charge is expected to be incurred primarily during the fiscal year ending March 3, 2019 or beyond.

The following table sets forth the charges and accruals related to the consolidation:

	Total Expense For 13 Weeks Ended May 28, 2017	Current Period Expense	Cash Payments	Non-Cash Charges	Accrual August 27, 2017	Total Expense For 26 Weeks Ended August 27, 2017	Total Expected Costs
Facility Lease Costs	$-	$2,753	$-	$-	$2,753	$2,753	$2,753
Severance Costs	1,183	(61)	(391)	-	731	1,122	1,122
Equipment Removal	-	-	-	-	-	-	700
Other	67	121	(121)	(67)	-	188	925
Total Restructuring Plan	$1,250	$2,813	$(512)	$(67)	$3,484	$4,063	$5,500

The Company recorded additional restructuring charges of $89 and $23 during the 13-week periods ended August 27, 2017 and August 28, 2016, respectively, and $200 and $93 during the 26 weeks ended August 27, 2017 and August 28, 2016, respectively, related to the closure in the 2009 fiscal year of the Company’s New England Laminates Co., Inc. Business Unit located in Newburgh, New York. The New England Laminates Co., Inc. building in Newburgh, New York is held for sale. In the 2004 fiscal year, the Company reduced the book value of the building to zero, and the Company intends to sell it during the 2018 fiscal year.

7. EARNINGS PER SHARE

Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing net earnings by the sum of (a) the weighted average number of shares of common stock outstanding during the period and (b) the potentially dilutive securities outstanding during the period. Stock options are the only potentially dilutive securities that have been issued by the Company; and the number of dilutive options is computed using the treasury stock method.

The following table sets forth the calculation of basic and diluted earnings per share:

	13 Weeks Ended		26 Weeks Ended
	August 27, 2017	August 28, 2016	August 27, 2017	August 28, 2016

Net earnings	$520	$1,981	$1,914	$4,931

Weighted average common shares outstanding for basic EPS	20,236	20,235	20,236	20,235
Net effect of dilutive options	14	-	11	-
Weighted average shares outstanding for diluted EPS	20,250	20,235	20,247	20,235

Basic earnings per share	$0.03	$0.10	$0.09	$0.24

Diluted earnings per share	$0.03	$0.10	$0.09	$0.24

Potentially dilutive securities, which were not included in the computation of diluted earnings per share because either the effect would have been anti-dilutive or the options’ exercise prices were greater than the average market price of the common stock, were 713,000 and 882,000 for the 13 weeks ended August 27, 2017 and August 28, 2016, respectively, and 793,000 and 953,000 for the 26 weeks ended August 27, 2017 and August 28, 2016, respectively.

8. SHAREHOLDERS’ EQUITY

During the 26 weeks ended August 27, 2017, the Company sold 2,775 shares of the Company’s treasury stock pursuant to the exercises of employee stock options and received proceeds of $39 from such exercises. The Company recognized stock-based compensation expense, net of tax benefits, of $459.

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

On March 10, 2016, the Company announced that its Board of Directors authorized the Company’s purchase, on the open market and in privately negotiated transactions, of up to 1,000,000 additional shares of its common stock, in addition to the unused prior authorization to purchase shares of the Company’s common stock announced on January 8, 2015. As a result, the Company is authorized to purchase up to a total of 1,531,412 shares of its common stock, representing approximately 7.6% of the Company’s 20,237,446 total outstanding shares as of the close of business on October 4, 2017.

The Company did not purchase any shares of its common stock during the 26 weeks ended August 27, 2017 or during the 26 weeks ended August 28, 2016.

9. INCOME TAXES

The Company’s effective tax rates for the 13 weeks and 26 weeks ended August 27, 2017 were materially different as compared to the 13 weeks and 26 weeks ended August 28, 2016. The lower effective tax rates were primarily due to the mix of earnings and losses in different jurisdictions during the 13 weeks and 26 weeks ended August 27, 2017 and the reversal of a tax reserve of $688 related to certain foreign tax deductions taken in prior years.

The Company continuously evaluates the liquidity and capital requirements of its operations in the United States and of its foreign operations. As a result of such evaluation during the 2014 fiscal year, the Company recorded a non-cash charge for the accrual of U.S. deferred income taxes in the amount of $63,958 on undistributed earnings of the Company’s subsidiary in Singapore. As a result of such evaluations, the Company repatriated $7,250, $6,800 and $61,000 in cash from the Company’s subsidiary in Singapore in the 2018, 2017 and 2016 fiscal years, respectively.

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

Financial information regarding the Company’s operations by geographic region is as follows:

	13 Weeks Ended		26 Weeks Ended
	August 27, 2017	August 28, 2016	August 27, 2017	August 28, 2016
Sales:

North America	$17,997	$15,990	$33,413	$32,827
Asia	9,702	11,119	19,735	23,266
Europe	2,137	1,949	4,105	4,455
Total sales	$29,836	$29,058	$57,253	$60,548

	August 27, 2017	February 26, 2017
Long-lived assets:

North America	$21,221	$20,794
Asia	7,950	8,440
Europe	226	214
Total long-lived assets	$29,397	$29,448

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

Financial Overview

The Company's total net sales worldwide in the 13 weeks ended August 27, 2017 were 3% higher than in the 13 weeks ended August 28, 2016 principally as a result of higher sales of the Company’s aerospace composite materials, structures and assemblies. Total net sales worldwide in the 26 weeks ended August 27, 2017 were 5% lower than in the 26 weeks ended August 28, 2016 principally as a result of lower sales of the Company’s printed circuit materials products in Asia and North America. The Company’s total net sales worldwide in the 13 weeks ended August 27, 2017 were higher than such sales in the 13 weeks ended May 28, 2017 primarily as a result of higher sales of the Company’s aerospace composite materials, structures and assemblies products in the 13 weeks ended August 27, 2017.

The Company’s gross profit margins, measured as percentages of sales, decreased to 24.1% and 23.6%, respectively, in the 13 weeks and 26 weeks ended August 27, 2017 from 24.9% and 26.5%, respectively, in the 13 weeks and 26 weeks ended August 28, 2016. The lower gross profit margin for the 13 weeks ended August 27, 2017 compared to the 13 weeks ended August 28, 2016 was due principally to operating inefficiencies and duplicate costs incurred in connection with the consolidation of the Company’s Nelco Products. Inc. and Neltec, Inc. electronics Business Units located in California and Arizona, respectively. The lower gross profit margin for the 26 weeks ended August 27, 2017 compared to the 26 weeks ended August 28, 2016, was principally a result of lower sales and production levels of printed circuit materials products in Asia and North America and the inefficiencies and duplicate costs mentioned above, partially offset by higher sales of aerospace materials, structures and assemblies.

The Company’s earnings from operations were negative in the 13 weeks ended August 27, 2017 compared to the 13 weeks ended August 28, 2016 primarily as a result of restructuring charges recorded in the 13 weeks ended August 27, 2017 in connection with the consolidation of the Company’s Nelco Products, Inc. and Neltec, Inc. electronics Business Units located in California and Arizona, respectively, partially offset by a 13% reduction in selling, general and administrative expenses. Net earnings were 74% lower in the 13 weeks ended August 27, 2017 than in the 13 weeks ended August 28, 2016 principally due to the charges for the consolidation of the electronics Business Units and to a higher effective tax rate compared to last year’s comparable period, partially offset by the lower selling, general and administrative expenses.

The Company’s earnings from operations and net earnings were 99% and 61% lower, respectively, in the 26 weeks ended August 27, 2017 than in last fiscal year’s comparable period primarily as a result of the restructuring charges related to the consolidation of the Company’s electronics Business Units mentioned above, a one-time litigation expense of $375,000, the aforementioned decrease in sales and reduction in the gross profit margin and a higher effective tax rate compared to last year’s comparable period, partially offset by a 12% reduction in selling, general and administrative expenses.

The global markets for the Company’s products continue to be very difficult to forecast, and it is not clear to the Company what the demand for the Company’s products will be in the remainder of the 2018 fiscal year or beyond.

Results of Operations:

The following table sets forth the components of the consolidated statements of operations:

	13 Weeks Ended			26 Weeks Ended
	August 27,	August 28,	%	August 27,	August 28,	%
(amounts in thousands, except per share amounts)	2017	2016	Change	2017	2016	Change

Net sales	$29,836	$29,058	3%	$57,253	$60,548	(5)%
Cost of sales	22,659	21,824	4%	43,754	44,527	(2)%
Gross profit	7,177	7,234	(1)%	13,499	16,021	(16)%
Selling, general and administrative expenses	4,443	5,110	(13)%	9,170	10,447	(12)%
Restructuring charges	2,902	23	12,517%	4,263	93	4,484%
(Loss) Earnings from operations	(168)	2,101	(108)%	66	5,481	(99)%
Interest expense	603	334	81%	1,113	667	67%
Interest and other income	751	369	104%	1,500	747	101%
(Loss) Earnings before income taxes	(20)	2,136	(101)%	453	5,561	(92)%
Income tax (benefit) provision	(540)	155	(448)%	(1,461)	630	(332)%
Net earnings	$520	$1,981	(74)%	$1,914	$4,931	(61)%

Earnings per share:
Basic earnings per share	$0.03	$0.10	(70)%	$0.09	$0.24	(63)%

Diluted earnings per share	$0.03	$0.10	(70)%	$0.09	$0.24	(63)%

Net Sales

The Company’s total net sales worldwide in the 13 weeks ended August 27, 2017 increased to $29.8 million from $29.1 million in the 13 weeks ended August 28, 2016 primarily as a result of higher sales of the Company’s aerospace composite materials, structures and assemblies, partially offset by lower sales of the Company’s printed circuit materials products in Asia and North America. The Company’s total net sales worldwide in the 26 weeks ended August 27, 2017 decreased to $57.3 million from $60.5 million in the 26 weeks ended August 28, 2016 primarily as a result of lower sales of the Company’s printed circuit materials products in Asia and North America, partially offset by higher sales of the Company’s aerospace composite materials, structures and assemblies.

The Company’s total net sales of its aerospace composite materials, structures and assemblies products were $11.4 million and $20.1 million in the 13 weeks and 26 weeks, respectively, ended August 27, 2017, or 38% and 35%, respectively, of the Company’s total net sales worldwide in such periods, compared to $8.8 million and $16.5 million in the 13 weeks and 26 weeks, respectively, ended August 28, 2016, or 30% and 27%, respectively, of the Company’s total net sales worldwide in such periods. The Company’s total net sales of its printed circuit materials products were $18.5 million and $37.2 million in the 13 weeks and 26 weeks, respectively, ended August 27, 2017, or 62% and 65%, respectively, of the Company’s total net sales worldwide in such periods, compared to $20.2 million and $44.0 million in the 13 weeks and 26 weeks, respectively, ended August 28, 2016, or 70% and 73%, respectively, of the Company’s total net sales worldwide in such periods.

The Company's foreign sales were $11.8 million and $23.8 million, respectively, during the 13 weeks and 26 weeks ended August 27, 2017, or 40% and 42%, respectively, of the Company's total net sales worldwide during such periods, compared with $13.1 million and $27.7 million, respectively, of foreign sales, or 45% and 46%, respectively, of total net sales worldwide during last fiscal year's comparable periods. The Company’s foreign sales during the 13-week and 26-week periods ended August 27, 2017 decreased 9% and 14%, respectively, from the 2016 fiscal year comparable periods. The decreases in the 13-week and 26-week periods were primarily due to the lower sales in Asia described above.

In the 13 weeks ended August 27, 2017, the Company’s sales in North America, Asia and Europe were 60%, 33% and 7%, respectively, of the Company’s total net sales worldwide compared to 55%, 38% and 7%, respectively, in the 13 weeks ended August 28, 2016. In the 26 weeks ended August 27, 2017, the Company’s sales in North America, Asia and Europe were 59%, 34% and 7%, respectively, of the Company’s total net sales worldwide compared to 54%, 39% and 7%, respectively, in the 26 weeks ended August 28, 2016. The Company’s sales in North America increased 13%, its sales in Asia decreased 13% and its sales in Europe increased 10% in the 13-week period ended August 27, 2017 compared to the 13-week period ended August 28, 2016, and its sales in North America increased 2%, its sales in Asia decreased 15% and its sales in Europe decreased 8% in the 26-week period ended August 27, 2017 compared to the 26-week period ended August 28, 2016.

During each of the 13-week and 26-week periods ended August 27, 2017 and each of the 13-week and 26-week periods ended August 28, 2016, the Company’s total net sales worldwide of high performance printed circuit materials were 93% of the Company’s total net sales worldwide of printed circuit materials.

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

Gross Profit

The Company’s gross profits in the 13 weeks and 26 weeks ended August 27, 2017 were lower than its gross profits in the prior year’s comparable periods, and the gross profits as percentages of sales for the Company’s worldwide operations in the 13 weeks and 26 weeks ended August 27, 2017 decreased to 24.1% and 23.6%, respectively, from 24.9% and 26.5%, respectively, in the 13 weeks and 26 weeks ended August 28, 2016. The lower gross profit margin for the 13 weeks ended August 27, 2017 compared to the 13 weeks ended August 28, 2016 was principally due to the operating inefficiencies and duplicate costs incurred in connection with the consolidation of the Company’s Nelco Products, Inc. and Neltec, Inc. electronics Business Units located in California and Arizona, respectively. The lower gross profit margin for the 26 weeks ended August 27, 2017 compared to the 26 weeks ended August 28, 2016 was principally a result of lower sales and production levels of printed circuit materials products in Asia and North America and the inefficiencies and duplicate costs mentioned above, partially offset by higher sales of aerospace materials, structures and assemblies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $667,000 during the 13 weeks ended August 27, 2017, or by 13%, and decreased by $1,277,000 during the 26 weeks ended August 27, 2017, or by 12%, compared to last fiscal year's comparable periods, and these expenses, measured as percentages of sales, were 14.9% and 16.0%, respectively, in the 13 weeks and 26 weeks ended August 27, 2017 compared to 17.6% and 17.3%, respectively, in the 13 weeks and 26 weeks ended August 28, 2016. The decreases in such expenses during the 13 weeks and 26 weeks ended August 27, 2017 were primarily the result of lower payroll, bonus, profit sharing and stock option expenses. During the 26 weeks ended August 27, 2017, selling, general and administrative expenses included a one-time litigation expense of $375,000.

Selling, general and administrative expenses included stock option expenses of $235,000 and $475,000, respectively, for the 13 weeks and 26 weeks ended August 27, 2017, compared to stock option expenses of $352,000 and $704,000, respectively, for the 13 weeks and 26 weeks ended August 28, 2016.

Restructuring Charges

In the 13 weeks and 26 weeks ended August 27, 2017, the Company recorded pre-tax restructuring charges of $2,902,000 and $4,263,000, respectively, compared to $23,000 and $93,000, respectively, in the 13 weeks and 26 weeks ended August 28, 2016, in connection with the consolidation of the Company’s electronics Business Units in North America in the 2018 fiscal year and the closures, in prior years, of its facilities located in Zhuhai, China and Newburgh, New York.

Earnings from Operations

For the reasons set forth above, the Company had a loss from operations of $168,000 in the 13 weeks ended August 27, 2017 and earnings from operations $66,000 in the 26 weeks ended August 27, 2017, which included the aforementioned restructuring charges of $2.9 million and $4.3 million, respectively, and the $375,000 litigation expense in the 26-week period, compared to $2.1 million and $5.5 million, respectively, for the 13 weeks and 26 weeks ended August 28, 2016, which included the aforementioned restructuring charges of $23,000 and $93,000, respectively.

Interest Expense

Interest expense in the 13 weeks and 26 weeks ended August 27, 2017 related to the Company’s outstanding borrowings under the three-year revolving credit facility agreement that the Company entered into with HSBC Bank in the fourth quarter of the 2016 fiscal year. The agreement provides for an interest rate on the outstanding loan balance of LIBOR plus 1.15% to 2.65%. Other interest rate options are also available to the Company under the agreement. See “Liquidity and Capital Resources” elsewhere in this Item 2 and Note 5 of the Notes to Consolidated Financial Statements included elsewhere in this Report for additional information.

Interest and Other Income

Interest income was $751,000 and $1.5 million, respectively, for the 13 weeks and 26 weeks ended August 27, 2017 compared to $369,000 and $747,000, respectively, for last fiscal year's comparable periods. Interest income increased 104% and 101%, respectively, for the 13 weeks and 26 weeks ended August 27, 2017 primarily as a result of higher weighted average interest rates and larger average balances of marketable securities held by the Company in the 13 weeks and 26 weeks ended August 27, 2017, compared to last fiscal year's comparable periods. During the 26 weeks ended August 27, 2017, the Company earned interest income principally from its investments, which consisted primarily of short-term instruments and money market funds.

Income Tax Provision

The Company's effective income tax rates for the 13 weeks and 26 weeks ended August 27, 2017 were 2,700% and negative 323%, respectively, compared to 7.3% and 11.3%, respectively, for the 13 weeks and 26 weeks ended August 28, 2016. The lower effective tax rates were primarily due to the high restructuring charges in the 13 weeks and 26 weeks ended August 27, 2017 and the reversal of a tax reserve of $688,000 in the 13 weeks ended May 28, 2017 related to certain foreign tax deductions taken in prior years.

Net Earnings

For the reasons set forth above, the Company's net earnings for the 13 weeks and 26 weeks ended August 27, 2017 were $520,000 and $1.9 million, respectively, including the pre-tax restructuring charges described above, compared to net earnings of $2.0 million and $4.9 million for the 13 weeks and 26 weeks, respectively, ended August 28, 2016, including the pre-tax restructuring charges described above.

Basic and Diluted Earnings Per Share

In the 13 weeks and 26 weeks ended August 27, 2017, basic and diluted earnings per share were $0.03 and $0.09, respectively, including, in both such periods, the restructuring charges and litigation expense described above. This compared to basic and diluted earnings per share of $0.10 and $0.24 in the 13 weeks and 26 weeks ended August 28, 2016, respectively, including, in both such periods, the restructuring charges described above. The net impact of the restructuring charges discussed above reduced basic and diluted earnings per share by $0.09 and $0.15 in the 13 weeks and 26 weeks ended August 27, 2017.

Liquidity and Capital Resources:

(amounts in thousands)	August 27,	February 26,
	2017	2017	Change
Cash and cash equivelants and marketable securities	$233,064	$238,590	$(5,526)
Restricted cash	10,000	10,000	-
Working capital	251,100	255,007	(3,907)

	26 Weeks Ended
(amounts in thousands)	August 27,	August 28,
	2017	2016	Change
Net cash provided by operating activities	$1,502	$8,817	$(7,315)
Net cash (used in) provided by investing activities	(68,176)	2,282	(70,458)
Net cash used in financing activities	(5,758)	(5,547)	(211)

Cash and Marketable Securities

Of the $243.1 million of cash and cash equivalents, marketable securities and restricted cash at August 27, 2017, $235.1 million was owned by certain of the Company’s wholly owned foreign subsidiaries. The Company believes it has sufficient liquidity to fund its operating activities through the next 12 months and for the foreseeable future thereafter.

The change in cash and cash equivalents, marketable securities and restricted cash at August 27, 2017 compared to February 26, 2017 was the result of cash used in operating activities and a number of additional factors. The significant changes in cash flows from operating activities were as follows:

●

accounts receivable increased by 23% at August 27, 2017 compared to February 26, 2017 primarily due to higher sales in the quarter ended August 27, 2017 than in the fourth quarter of the 2017 fiscal year;

●	inventories increased by 7% at August 27, 2017 compared to February 26, 2017 primarily due to an increase in raw materials, partially offset by a decrease in finished goods;

●	accounts payable increased by 30% at August 27, 2017 compared to February 26, 2017 primarily due to the timing of vendor payments and raw material purchases from suppliers;

●

accrued liabilities increased by 107% at August 27, 2017 compared to February 26, 2017 primarily due to the accrual of restructuring costs related to the consolidation of the Company’s Nelco Products, Inc. Business Unit in California and its Neltec, Inc. Business Unit in Arizona; and

●	Income taxes payable decreased by 37% at August 27, 2017 compared to February 26, 2017 primarily due to income tax payments made during the 26 weeks ended August 27, 2017.

In addition, the Company paid $4.0 million in cash dividends in each of the 26-week periods ended August 27, 2017 and August 28, 2016. During the 26 weeks ended August 27, 2017, the Company also made $1.75 million of principal payments on its long-term debt.

Working Capital

The decrease in working capital at August 27, 2017 compared to February 26, 2017 was due principally to the increase in accrued liabilities and accounts payable and the decrease in cash and cash equivalents and marketable securities partially offset by increases in accounts receivable, inventories and prepaid expenses and other current assets, and a decrease in income taxes payable.

The Company's current ratio (the ratio of current assets to current liabilities) was 15.2 to 1 at August 27, 2017 compared to 19.1 to 1 at February 26, 2017.

Cash Flows

During the 26 weeks ended August 27, 2017, the Company's net earnings, before depreciation and amortization, stock-based compensation, amortization of bond premium and changes in operating assets and liabilities, were $3.1 million. During the same 26 week period, the Company expended $500,000 for the purchase of property, plant and equipment, compared with $94,000 during the 26 weeks ended August 28, 2016.  The Company paid $4.0 million in cash dividends in each of the 26-week periods ended August 27, 2017 and August 28, 2016.

Debt

At August 27, 2017 and February 26, 2017, the Company had $70.3 million and $72.0 million of bank debt, respectively. In the fourth quarter of the 2016 fiscal year, the Company entered into a three-year revolving credit facility agreement (the “Credit Agreement”) with HSBC Bank. The Credit Agreement provides for loans up to $75.0 million to the Company and letters of credit up to $2.0 million for the account of the Company, and subject to the terms and conditions of the Credit Agreement, an interest rate on the outstanding loan balance of LIBOR plus 1.15% to LIBOR plus 2.65%. The Credit Agreement contains certain customary affirmative and negative covenants and customary financial covenants. In the event that the Company breaches a covenant that is deemed to be a default under the Credit Agreement requiring prepayment of the outstanding borrowings, the Company has sufficient liquidity to prepay the outstanding amount, as well as any related income taxes for potentially repatriated funds, at any time, and such prepayment would not have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial position. For additional information, see Note 5 of the Notes to Consolidated Financial Statements included elsewhere in this Report.

Other Liquidity Factors

The Company believes its financial resources will be sufficient, through the next 12 months and for the foreseeable future thereafter, to provide for continued investment in working capital and property, plant and equipment and for general corporate purposes. The Company’s financial resources are also available for purchases of the Company's common stock, appropriate acquisitions and other expansions of the Company's business.

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

The Company’s critical accounting policies that are important to the Consolidated Financial Statements and that entail, to a significant extent, the use of estimates and assumptions and the application of management’s judgment are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2017. There have been no significant changes to such accounting policies during the 2018 fiscal year second quarter.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

The Company's market risk exposure at August 27, 2017 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended February 26, 2017.

Item 4.     Controls and Procedures.

(a)	Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of August 27, 2017, the end of the quarterly fiscal period covered by this quarterly report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The following table provides information with respect to shares of the Company's Common Stock acquired by the Company during each month included in the Company’s 2018 fiscal year second quarter ended August 27, 2017.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

May 29 - June 27	0	$-	0

June 28 - July 27	0	$-	0

July 28 - August 27	0	$-	0

Total	0	$-	0	1,531,412 (a)

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 27, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at August 27, 2017 (unaudited) and February 26, 2017; (ii) Consolidated Statements of Operations for the 13 weeks and 26 weeks ended August 27, 2017 and August 28, 2016 (unaudited); (iii) Consolidated Statements of Comprehensive Earnings for the 13 weeks and 26 weeks ended August 27, 2017 and August 28, 2016 (unaudited); and (iv) Condensed Consolidated Statements of Cash Flows for the 26 weeks ended August 27, 2017 and August 28, 2016 (unaudited). * +

* Filed electronically herewith.

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

Park Electrochemical Corp. ------------------------------ (Registrant)

Date: October 6, 2017	/s/ Brian E. Shore ----------------------------------- Brian E. Shore Chief Executive Officer (principal executive officer)

Date: October 6, 2017	/s/ P. Matthew Farabaugh ----------------------------------- P. Matthew Farabaugh
Senior Vice President and Chief Financial Officer (principal financial officer)
(principal accounting officer)

EXHIBIT INDEX

Exhibit No. -----------	Name ----

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 27, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at August 27, 2017 (unaudited) and February 26, 2017; (ii) Consolidated Statements of Operations for the 13 weeks and 26 weeks ended August 27, 2017 and August 28, 2016 (unaudited); (iii) Consolidated Statements of Comprehensive Earnings for the 13 weeks and 26 weeks ended August 27, 2017 and August 28, 2016 (unaudited); and (iv) Condensed Consolidated Statements of Cash Flows for the 26 weeks ended August 27, 2017 and August 28, 2016 (unaudited). * +

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