Form 10-Q
period 2017-11-26
PARK ELECTROCHEMICAL CORP
filed 2018-01-05
CIK 76267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 26, 2017

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,237,446 as of January 4, 2018.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item I.     Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	November 26, 2017 (unaudited)	February 26, 2017*

ASSETS
Current assets:
Cash and cash equivalents	$30,592	$102,438
Marketable securities (Note 3)	201,233	136,152
Accounts receivable, less allowance for doubtful accounts of $258 and $294, respectively	16,461	17,238
Inventories (Note 4)	11,449	11,105
Prepaid expenses and other current assets	2,751	2,197
Total current assets	262,486	269,130

Property, plant and equipment, net	17,117	18,638
Goodwill and other intangible assets	9,825	9,825
Restricted cash (Note 5)	10,000	10,000
Other assets	1,919	985
Total assets	$301,347	$308,578

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt (Note 5)	$3,000	$3,500
Accounts payable	3,424	4,183
Accrued liabilities	6,639	3,417
Income taxes payable	591	3,023
Total current liabilities	13,654	14,123

Long-term debt (Note 5)	66,250	68,500
Deferred income taxes (Note 9)	42,088	42,088
Other liabilities	169	1,041
Total liabilities	122,161	125,752

Commitments and contingencies (Note 11)

Shareholders' equity (Note 8):
Common stock	2,096	2,096
Additional paid-in capital	168,305	167,612
Retained earnings	23,671	27,112
Accumulated other comprehensive earnings	77	1,026
	194,149	197,846
Less treasury stock, at cost	(14,963)	(15,020)
Total shareholders' equity	179,186	182,826
Total liabilities and shareholders' equity	$301,347	$308,578

*The balance sheet at February 26, 2017 has been derived from the audited consolidated financial statements at that date.

See Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	13 Weeks Ended (Unaudited)		39 Weeks Ended (Unaudited)
	November 26,	November 27,	November 26,	November 27,
	2017	2016	2017	2016

Net sales	$26,139	$26,462	$83,392	$87,010
Cost of sales	20,069	19,828	63,823	64,355
Gross profit	6,070	6,634	19,569	22,655
Selling, general and administrative expenses	4,797	4,604	13,967	15,051
Restructuring charges (Note 6)	472	113	4,735	206
Earnings from operations	801	1,917	867	7,398
Interest expense (Note 5)	689	343	1,802	1,010
Interest and other income	734	430	2,234	1,177
Earnings before income taxes	846	2,004	1,299	7,565
Income tax provision (benefit) (Note 9)	130	129	(1,331)	759
Net earnings	$716	$1,875	$2,630	$6,806

Earnings per share (Note 7):
Basic earnings per share	$0.04	$0.09	$0.13	$0.34
Basic weighted average shares	20,237	20,235	20,236	20,235

Diluted earnings per share	$0.04	$0.09	$0.13	$0.34
Diluted weighted average shares	20,261	20,235	20,252	20,235

Dividends declared per share	$0.10	$0.10	$0.30	$0.30

See Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) EARNINGS

(Amounts in thousands)

	13 Weeks Ended (Unaudited)		39 Weeks Ended (Unaudited)
	November 26,	November 27,	November 26,	November 27,
	2017	2016	2017	2016

Net earnings	$716	$1,875	$2,630	$6,806
Other comprehensive (loss) earnings, net of tax:
Foreign currency translation	(44)	28	(3)	33
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	-	-	24	11
Less: reclassification adjustment for gains included in net earnings	(17)	(105)	(113)	(160)
Unrealized losses on marketable securities:
Unrealized holding losses arising during the period	(805)	(292)	(922)	(361)
Less: reclassification adjustment for losses included in net earnings	19	29	65	63
Other comprehensive (loss) earnings	(847)	(340)	(949)	(414)
Total comprehensive (loss) earnings	$(131)	$1,535	$1,681	$6,392

See Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	39 Weeks Ended (Unaudited)
	November 26,	November 27,
	2017	2016
Cash flows from operating activities:
Net earnings	$2,630	$6,806
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,271	2,372
Stock-based compensation	709	968
Deferred income taxes	(951)	108
Amortization of bond premium	221	354
Non-cash restructuring charges	2,450	-
Changes in operating assets and liabilities	(2,351)	58
Net cash provided by operating activities	4,979	10,666

Cash flows from investing activities:
Purchase of property, plant and equipment	(703)	(194)
Purchases of marketable securities	(162,018)	(44,327)
Proceeds from sales and maturities of marketable securities	94,577	50,650
Net cash (used in) provided by investing activities	(68,144)	6,129

Cash flows from financing activities:
Dividends paid	(6,071)	(6,070)
Proceeds from exercise of stock options	39	-
Payments of long-term debt	(2,750)	(2,250)
Net cash used in financing activities	(8,782)	(8,320)

(Decrease) increase in cash and cash equivalents before effect of exchange rate changes	(71,947)	8,475
Effect of exchange rate changes on cash and cash equivalents	101	242
(Decrease) increase in cash and cash equivalents	(71,846)	8,717
Cash and cash equivalents, beginning of period	102,438	97,757
Cash and cash equivalents, end of period	$30,592	$106,474

Supplemental cash flow information:
Cash paid during the period for income taxes, net of refunds	$3,074	$3,045
Cash paid during the period for interest	$1,403	$1,084

See Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share (unless otherwise stated), per share and option amounts)

1.	CONSOLIDATED FINANCIAL STATEMENTS

The Condensed Consolidated Balance Sheet as of November 26, 2017, the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive (Loss) Earnings for the 13 weeks and 39 weeks ended November 26, 2017 and November 27, 2016 and the Condensed Consolidated Statements of Cash Flows for the 39 weeks then ended have been prepared by Park Electrochemical Corp. (the “Company”), without audit. In the opinion of management, these unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at November 26, 2017 and the results of operations and cash flows for all periods presented. The Consolidated Statements of Operations are not necessarily indicative of the results to be expected for the full fiscal year or any subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2017. There have been no significant changes to such accounting policies during the 39 weeks ended November 26, 2017.

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

The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and any long-lived assets written down to fair value. To measure fair value of such assets, the Company uses Level 3 inputs consisting of techniques including an income approach and a market approach. The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the discounted cash flow analysis require the exercise of significant judgment, including judgment about appropriate discount rates, terminal values, growth rates and the amount and timing of expected future cash flows. There were no transfers between levels within the fair value hierarchy during the 39 weeks ended November 26, 2017 and November 27, 2016. With respect to goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying value. If, based on that assessment, the Company believes it is more likely than not that the fair value is less than its carrying value, a two-step goodwill impairment test is performed. There have been no changes in events or circumstances which required impairment charges to be recorded during the 13 or 39 weeks ended November 26, 2017.

3. MARKETABLE SECURITIES

All marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, included in comprehensive (loss) earnings. Realized gains and losses, amortization of premiums and discounts, and interest and dividend income are included in interest and other income in the Consolidated Statements of Operations. The costs of securities sold are based on the specific identification method.

The following is a summary of available-for-sale securities:

	November 26, 2017
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$158,276	$158,276	$-	$-
U.S. corporate debt securities	42,957	42,957	-	-
Total marketable securities	$201,233	$201,233	$-	$-

	February 26, 2017
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$111,261	$111,261	$-	$-
U.S. corporate debt securities	24,891	24,891	-	-
Total marketable securities	$136,152	$136,152	$-	$-

The following table shows the amortized cost basis of, and gross unrealized gains and losses on, the Company’s available-for-sale securities:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses

November 26, 2017:
U.S. Treasury and other government securities	$159,928	$-	$1,652
U.S. corporate debt securities	43,275	-	318
Total marketable securities	$203,203	$-	$1,970

February 26, 2017:
U.S. Treasury and other government securities	$111,727	$136	$602
U.S. corporate debt securities	24,938	1	48
Total marketable securities	$136,665	$137	$650

The estimated fair values of such securities at November 26, 2017 by contractual maturity are shown below:

Due in one year or less	$23,607
Due after one year through five years	177,626
$201,233

4. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company writes down its inventory for estimated obsolescence or unmarketability based upon the age of the inventory and assumptions about future demand for the Company's products and market conditions. Inventories consisted of the following:

	November 26,	February 26,
	2017	2017

Inventories:

Raw materials	$6,157	$5,842
Work-in-process	2,424	2,329
Finished goods	2,579	2,585
Manufacturing supplies	289	349
	$11,449	$11,105

5. LONG-TERM DEBT

On January 15, 2016, the Company entered into a three-year revolving credit facility agreement (the “Credit Agreement”) with HSBC Bank USA, National Association (“HSBC Bank”). This Credit Agreement replaced the Amended Credit Agreement that the Company entered into with PNC Bank in February 2014. The Credit Agreement provides for loans up to $75,000 and letters of credit up to $2,000. The Company borrowed $75,000 under the Credit Agreement and obtained letters of credit in the initial principal amount of $1,075. During the 2016 fiscal year, the Company made no payments in accordance with the Credit Agreement. During the 2017 fiscal year, the Company paid a total of $3,000 in accordance with the Credit Agreement; and, during the 2018 fiscal year first quarter ended May 28, 2017, the Company paid a quarterly installment of $750. The remaining $71,250 was payable in seven quarterly installments of $750 each, with the remaining amount outstanding under the Credit Agreement payable on January 26, 2019. Pursuant to an amendment entered into on April 21, 2017, the second and third installments due in the 2018 fiscal year were increased from $750 to $1,000. On January 3, 2018, the Company prepaid the entire remaining loan balance of $68,500.

Borrowings under the Credit Agreement bore interest at a rate equal to, at the Company’s option, either (a) a fluctuating rate per annum (computed on the basis of a year of 365 or 366 days, as the case may be, and actual days elapsed) equal to the Base Rate (as defined in the Credit Agreement), such interest rate to change automatically from time to time effective as of the effective date of each change in the Base Rate or (b) a rate per annum (computed on the basis of a year of 360 days and actual days elapsed) equal to the one, two, three or six month LIBOR plus 1.15%. Under the Credit Agreement, the Company was also obligated to pay to HSBC Bank a nonrefundable commitment fee equal to 0.10% per annum (computed on the basis of a year of 360 days and actual days elapsed) multiplied by the average daily difference between the amount of (i) the revolving credit commitment plus the letter of credit facility and (ii) the revolving facility usage, payable quarterly in arrears.

On January 5, 2017, the Company entered into an amendment to the Credit Agreement (the “Amended Credit Agreement”) with HSBC Bank that modified the LIBOR interest rate and certain covenants. Under the Amended Credit Agreement, the LIBOR interest rate was equal to the one, two, three, or six month LIBOR plus (a) 1.65% through April 5, 2017, (b) 1.90% from April 6, 2017 through July 5, 2017, (c) 2.15% from July 6, 2017 through October 5, 2017 and (d) 2.65% after October 5, 2017.

The Credit Agreement and the Amended Credit Agreement contained certain customary affirmative and negative covenants, including customary financial covenants. The covenants required the Company to (a) maintain a gross leverage charge ratio not to exceed 4.25 to 1.00 for the fiscal quarter ending November 26, 2017 and 3.75 to 1.00 each fiscal quarter thereafter, (b) maintain a minimum fixed charge coverage ratio of 0.50 to 1.00 for the fiscal quarter ending November 26, 2017 and 1.10 to 1.00 for each fiscal quarter thereafter and (c) maintain a minimum quick ratio of 2.00 to 1.00. In addition, the Company was required to maintain minimum domestic liquid assets of $10,000 in cash held at all times in a domestic deposit account.

At November 26, 2017, $69,250 of indebtedness was outstanding under the Credit Agreement with an interest rate of 3.41%. Interest expense recorded under the Credit Agreement and the Amended Credit Agreement was $689 and $1,802 during the 13-week and 39-week periods ended November 26, 2017, respectively, and $343 and $1,010 during the 13-week and 39-week periods ended November 27, 2016, respectively.

On December 29, 2017, HSBC Bank waived compliance of certain financial covenants for the quarter ended November 26, 2017.

On January 3, 2018, in connection with the Company’s prepayment of the entire loan balance, the Company terminated the Credit Agreement with HSBC Bank. The prepayment was made with the Company’s cash and cash equivalents, marketable securities and restricted cash.

6. RESTRUCTURING CHARGES

In April 2017, the Company commenced the consolidation of its Nelco Products, Inc. Business Unit located in Fullerton, California and its Neltec, Inc. Business Unit located in Tempe, Arizona, which was substantially completed during the 13-week period ended November 26, 2017.

During the 13-week and 39-week periods ended November 26, 2017 the Company recorded restructuring charges of $360 and $4,423, respectively, related to the consolidation. The Company estimates the remaining pre-tax charge in connection with the consolidation to be approximately $1,080. This remaining charge is expected to be incurred primarily during the fiscal year ending February 28, 2021.

The following table sets forth the charges and accruals related to the consolidation:

	Total Expense For 26 Weeks Ended August 27, 2017	Current Period Expense	Cash Payments	Non-Cash Charges	Accrual November 26, 2017	Total Expense For 39 Weeks Ended November 26, 2017	Total Expected Costs
Facility Lease Costs	$2,753	$(4)	$(342)	$-	$2,407	$2,749	$2,749
Severance Costs	1,122	(46)	(1,030)	-	46	1,076	1,076
Equipment Removal	-	-	-	-	-	-	700
Other	188	410	(531)	(67)	-	598	975
Total Restructuring Plan	$4,063	$360	$(1,903)	$(67)	$2,453	$4,423	$5,500

The Company recorded additional restructuring charges of $112 and $113 during the 13-week periods ended November 26, 2017 and November 27, 2016, respectively, and $312 and $206 during the 39 weeks ended November 26, 2017 and November 27, 2016, respectively, related to the closure in the 2009 fiscal year of the Company’s New England Laminates Co., Inc. Business Unit located in Newburgh, New York. The New England Laminates Co., Inc. building in Newburgh, New York is held for sale. In the 2004 fiscal year, the Company reduced the book value of the building to zero, and the Company intends to sell it during the 2018 or 2019 fiscal year.

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

The following table sets forth the calculation of basic and diluted earnings per share:

	13 Weeks Ended		39 Weeks Ended
	November 26, 2017	November 27, 2016	November 26, 2017	November 27, 2016

Net earnings	$716	$1,875	$2,630	$6,806

Weighted average common shares outstanding for basic EPS	20,237	20,235	20,236	20,235
Net effect of dilutive options	24	-	16	-
Weighted average shares outstanding for diluted EPS	20,261	20,235	20,252	20,235

Basic earnings per share	$0.04	$0.09	$0.13	$0.34

Diluted earnings per share	$0.04	$0.09	$0.13	$0.34

Potentially dilutive securities, which were not included in the computation of diluted earnings per share, because either the effect would have been anti-dilutive or the options’ exercise prices were greater than the average market price of the common stock, were 599,000 and 882,000 for the 13 weeks ended November 26, 2017 and November 27, 2016, respectively, and 728,000 and 929,000 for the 39 weeks ended November 26, 2017 and November 27, 2016, respectively.

8. SHAREHOLDERS’ EQUITY

During the 39 weeks ended November 26, 2017, the Company sold 2,775 shares of the Company’s treasury stock pursuant to the exercises of employee stock options and received proceeds of $39 from such exercises. The Company recognized stock-based compensation expense, net of tax benefits, of $693.

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

On March 10, 2016, the Company announced that its Board of Directors authorized the Company’s purchase, on the open market and in privately negotiated transactions, of up to 1,000,000 additional shares of its common stock, in addition to the unused prior authorization to purchase shares of the Company’s common stock announced on January 8, 2015. As a result, the Company is authorized to purchase up to a total of 1,531,412 shares of its common stock, representing approximately 7.6% of the Company’s 20,237,446 total outstanding shares as of the close of business on January 4, 2018.

The Company did not purchase any shares of its common stock during the 39 weeks ended November 26, 2017 or during the 39 weeks ended November 27, 2016.

9. INCOME TAXES

The Company’s effective tax rates for the 13 weeks and 39 weeks ended November 26, 2017 were materially different as compared to the 13 weeks and 39 weeks ended November 27, 2016. The lower effective tax rates were primarily due to the mix of earnings and losses in different jurisdictions during the 13 weeks and 39 weeks ended November 26, 2017 and the reversal of a tax reserve of $688 related to certain foreign tax deductions taken in prior years.

The Company continuously evaluates the liquidity and capital requirements of its operations in the United States and of its foreign operations. As a result of such evaluation during the 2014 fiscal year, the Company recorded a non-cash charge for the accrual of U.S. deferred income taxes in the amount of $63,958 on undistributed earnings of the Company’s subsidiary in Singapore. As a result of such evaluations, the Company repatriated $11,250, $6,800 and $61,000 in cash from the Company’s subsidiary in Singapore in the 2018, 2017 and 2016 fiscal years, respectively. See Note 13, “Subsequent Events”, elsewhere in this Report.

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

Financial information regarding the Company’s operations by geographic region is as follows:

	13 Weeks Ended		39 Weeks Ended
	November 26, 2017	November 27, 2016	November 26, 2017	November 27, 2016

Sales:

North America	$16,570	$13,038	$49,983	$45,865
Asia	7,326	10,794	27,061	34,060
Europe	2,243	2,630	6,348	7,085
Total sales	$26,139	$26,462	$83,392	$87,010

	November 26, 2017	February 26, 2017
Long-lived assets:

North America	$20,888	$20,794
Asia	7,733	8,440
Europe	240	214
Total long-lived assets	$28,861	$29,448

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

13. SUBSEQUENT EVENTS

The Tax Cuts and Jobs Act (“Act”), which was passed and signed into law in December 2017, provides an incentive for United States companies to repatriate accumulated income earned in foreign jurisdictions at a reduced U.S. income tax expense and lowers the corporate income tax rate. The Company is currently evaluating the full effect of the Act on the financial position, results of operations, and cash flows of the Company but believes that the Act will have a material effect on its deferred tax liabilities and deferred tax assets and tax provision (benefit) accounts in the fourth quarter of the 2018 fiscal year. The Company repatriated a significant portion of its accumulated foreign income in January 2018.

On January 3, 2018, the Company voluntarily prepaid the entire loan outstanding under the Credit Agreement, dated as of January 15, 2016, between the Company and HSBC Bank USA, National Association in the amount of $68,779, including principal and accrued interest, and the Company terminated such Credit Agreement as of the same date. The Company utilized a portion of the repatriated foreign income described above to repay the loan.

On January 4, 2018, the Company announced that its Board of Directors has declared a special cash dividend of $3.00 per share payable February 13, 2018 to shareholders of record at the close of business on January 23, 2018.

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

On January 4, 2018, the Company announced its decision to conduct a strategic evaluation (“Strategic Evaluation”), including the potential sale, of its high-technology digital and radio frequency/microwave printed circuit materials business, collectively the Electronics Business (“Electronics Business”). The Company has retained Greenhill & Co., LLC as financial advisor to assist it in the strategic evaluation of the Electronics Business, which includes manufacturing locations in Singapore, France, California and Arizona and R&D facilities in Singapore and Arizona.

Financial Overview

The Company's total net sales worldwide in the 13 weeks and 39 weeks ended November 26, 2017 were 1% and 4% lower, respectively, than in the 13 weeks and 39 weeks ended November 27, 2016 principally as a result of lower sales of the Company’s printed circuit materials in Asia and North America, partially offset by higher sales of the Company’s aerospace composite materials, structures and assemblies. The Company’s total net sales worldwide in the 13 weeks ended November 26, 2017 were lower than such sales in the 13 weeks ended August 27, 2017 primarily as a result of lower sales of the Company’s printed circuit materials in the 13 weeks ended November 26, 2017.

The Company’s gross profit margins, measured as percentages of sales, decreased to 23.2% and 23.5%, respectively, in the 13 weeks and 39 weeks ended November 26, 2017 from 25.1% and 26.0%, respectively, in the 13 weeks and 39 weeks ended November 27, 2016. The lower gross profit margin for the 13 weeks ended November 26, 2017 compared to the 13 weeks ended November 27, 2016 was due principally to operating inefficiencies in connection with the consolidation of the Company’s Nelco Products, Inc. and Neltec, Inc. electronics Business Units located in California and Arizona, respectively, partially offset by higher sales of the Company’s aerospace composite materials, structures and assemblies. The lower gross profit margin for the 39 weeks ended November 26, 2017 compared to the 39 weeks ended November 27, 2016, was principally a result of lower sales and production levels of printed circuit materials products in Asia and North America, duplicate costs in connection with the consolidation of the Company’s Nelco Products, Inc. and Neltec, Inc. electronics Business Units, and the inefficiencies mentioned above, partially offset by higher sales of aerospace materials, structures and assemblies.

The Company’s earnings from operations and net earnings were 58% and 62% lower, respectively, in the 13 weeks ended November 26, 2017 compared to the 13 weeks ended November 27, 2016 primarily as a result of the aforementioned decrease in sales and reduction in gross profit margin, the restructuring charges recorded in the 13 weeks ended November 26, 2017 in connection with the consolidation of the Company’s Nelco Products, Inc. and Neltec, Inc. electronics Business Units, advisory fees of $190,000 and a higher effective tax rate compared to last year’s comparable period.

The Company’s earnings from operations and net earnings were 88% and 61% lower, respectively, in the 39 weeks ended November 26, 2017 than in last fiscal year’s comparable period primarily as a result of the restructuring charges related to the consolidation of the Company’s electronics Business Units and advisory fees mentioned above, a one-time litigation expense of $375,000, the aforementioned decrease in sales and reduction in the gross profit margin and a higher effective tax rate compared to last year’s comparable period.

The global markets for the Company’s products continue to be very difficult to forecast, and it is not clear to the Company what the demand for the Company’s products will be in the remainder of the 2018 fiscal year or beyond.

Results of Operations:

The following table sets forth the components of the consolidated statements of operations:

	13 Weeks Ended			39 Weeks Ended
	November 26,	November 27,	%	November 26,	November 27,	%
(amounts in thousands, except per share amounts)	2017	2016	Change	2017	2016	Change

Net sales	$26,139	$26,462	(1)%	$83,392	$87,010	(4)%
Cost of sales	20,069	19,828	1%	63,823	64,355	(1)%
Gross profit	6,070	6,634	(9)%	19,569	22,655	(14)%
Selling, general and administrative expenses	4,797	4,604	4%	13,967	15,051	(7)%
Restructuring charges	472	113	318%	4,735	206	2,199%
Earnings from operations	801	1,917	(58)%	867	7,398	(88)%
Interest expense	689	343	101%	1,802	1,010	78%
Interest and other income	734	430	71%	2,234	1,177	90%
Earnings before income taxes	846	2,004	(58)%	1,299	7,565	(83)%
Income tax provision (benefit)	130	129	1%	(1,331)	759	(275)%
Net earnings	$716	$1,875	(62)%	$2,630	$6,806	(61)%

Earnings per share:
Basic earnings per share	$0.04	$0.09	(56)%	$0.13	$0.34	(62)%

Diluted earnings per share	$0.04	$0.09	(56)%	$0.13	$0.34	(62)%

Net Sales

The Company’s total net sales worldwide in the 13 weeks ended November 26, 2017 decreased to $26.1 million from $26.5 million in the 13 weeks ended November 27, 2016 primarily as a result of lower sales of the Company’s printed circuit materials products in Asia and North America, partially offset by higher sales of the Company’s aerospace composite materials, structures and assemblies. The Company’s total net sales worldwide in the 39 weeks ended November 26, 2017 decreased to $83.4 million from $87.0 million in the 39 weeks ended November 27, 2016 primarily as a result of lower sales of the Company’s printed circuit materials products in Asia and North America, partially offset by higher sales of the Company’s aerospace composite materials, structures and assemblies.

The Company’s total net sales of its aerospace composite materials, structures and assemblies products were $10.2 million and $30.3 million, respectively, in the 13 weeks and 39 weeks ended November 26, 2017, or 39% and 36%, respectively, of the Company’s total net sales worldwide in such periods, compared to $7.5 million and $24.0 million, respectively, in the 13 weeks and 39 weeks ended November 27, 2016, or 28% of the Company’s total net sales worldwide in each such periods. The Company’s total net sales of its printed circuit materials products were $15.9 million and $53.1 million, respectively, in the 13 weeks and 39 weeks ended November 26, 2017, or 61% and 64%, respectively, of the Company’s total net sales worldwide in such periods, compared to $19.0 million and $63.0 million, respectively, in the 13 weeks and 39 weeks ended November 27, 2016, or 72% of the Company’s total net sales worldwide in each such periods.

The Company's foreign sales were $9.6 million and $33.4 million, respectively, during the 13 weeks and 39 weeks ended November 26, 2017, or 37% and 40%, respectively, of the Company's total net sales worldwide during such periods, compared with $13.4 million and $41.1 million, respectively, of foreign sales, or 51% and 47%, respectively, of total net sales worldwide during last fiscal year's comparable periods. The Company’s foreign sales during the 13-week and 39-week periods ended November 26, 2017 decreased 28% and 19%, respectively, from the comparable 2016 fiscal year periods. The decreases in the 13-week and 39-week periods were primarily due to the lower sales in Asia described above.

In the 13 weeks ended November 26, 2017, the Company’s sales in North America, Asia and Europe were 63%, 28% and 9%, respectively, of the Company’s total net sales worldwide compared to 49%, 41% and 10%, respectively, in the 13 weeks ended November 27, 2016. In the 39 weeks ended November 26, 2017, the Company’s sales in North America, Asia and Europe were 60%, 32% and 8%, respectively, of the Company’s total net sales worldwide compared to 53%, 39% and 8%, respectively, in the 39 weeks ended November 27, 2016. The Company’s sales in North America increased 27%, its sales in Asia decreased 32% and its sales in Europe decreased 15% in the 13-week period ended November 26, 2017 compared to the 13-week period ended November 27, 2016, and its sales in North America increased 9%, its sales in Asia decreased 21% and its sales in Europe decreased 10% in the 39-week period ended November 26, 2017 compared to the 39-week period ended November 27, 2016. The decreases in Asia and Europe were primarily due to declines in the Company’s sales of printed circuit materials.

During the 13-week and 39-week periods ended November 26, 2017, total net sales worldwide of high performance printed circuit materials were 92% and 93%, respectively, of the Company’s total net sales worldwide of printed circuit materials compared to the 13-week and 39-week periods ended November 27, 2016, during which total net sales worldwide of high performance printed circuit materials were 94% and 93% respectively, of the Company’s total net sales worldwide of printed circuit materials.

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

Gross Profit

The Company’s gross profits in the 13 weeks and 39 weeks ended November 26, 2017 were lower than its gross profits in the prior year’s comparable periods, and the gross profits as percentages of sales for the Company’s worldwide operations in the 13 weeks and 39 weeks ended November 26, 2017 decreased to 23.2% and 23.5%, respectively, from 25.1% and 26.0%, respectively, in the 13 weeks and 39 weeks ended November 27, 2016. The lower gross profit margin for the 13 weeks ended November 26, 2017 compared to the 13 weeks ended November 27, 2016 was principally due to the operating inefficiencies in connection with the consolidation of the Company’s Nelco Products, Inc. and Neltec, Inc. electronics Business Units located in California and Arizona, respectively. The lower gross profit margin for the 39 weeks ended November 26, 2017 compared to the 39 weeks ended November 27, 2016 was principally a result of lower sales and production levels of printed circuit materials products in Asia and North America, duplicate costs incurred in connection with the consolidation of the Company’s Nelco Products, Inc. and Neltec, Inc. electronics Business Units and the duplicate costs mentioned above, partially offset by higher sales of aerospace materials, structures and assemblies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $193,000 during the 13 weeks ended November 26, 2017, or by 4%, and decreased by $1,084,000 during the 39 weeks ended November 26, 2017, or by 7%, compared to last fiscal year's comparable periods, and these expenses, measured as percentages of sales, was 18.4% and 16.7%, respectively, in the 13 weeks and 39 weeks ended November 26, 2017 compared to 17.4% and 17.3%, respectively, in the 13 weeks and 39 weeks ended November 27, 2016. The increase in such expenses during the 13 weeks ended November 26, 2017 were primarily the result of advisory fees of $190,000. The decrease in such expenses during the 39 weeks ended November 26, 2017 was primarily the result of lower payroll, profit sharing and stock option expenses. During the 39 weeks ended November 26, 2017, selling, general and administrative expenses included the advisory fees mentioned above and a one-time litigation expense of $375,000.

Selling, general and administrative expenses included stock option expenses of $234,000 and $709,000, respectively, for the 13 weeks and 39 weeks ended November 26, 2017, compared to stock option expenses of $264,000 and $968,000, respectively, for the 13 weeks and 39 weeks ended November 27, 2016.

Restructuring Charges

In the 13 weeks and 39 weeks ended November 26, 2017, the Company recorded pre-tax restructuring charges of $472,000 and $4,735,000, respectively, compared to $113,000 and $206,000, respectively, in the 13 weeks and 39 weeks ended November 27, 2016, in connection with the consolidation of the Company’s electronics Business Units in North America in the 2018 fiscal year and the closure, in a prior year, of its facility located in Newburgh, New York.

Earnings from Operations

For the reasons set forth above, the Company’s earnings from operations were $801,000 and $867,000, respectively, for the 13 weeks and 39 weeks ended November 26, 2017, which included the aforementioned restructuring charges of $472,000 and $4.7 million, respectively, and the $375,000 litigation expense in the 39-week period, compared to $1.9 million and $7.4 million, respectively, for the 13 weeks and 39 weeks ended November 27, 2016, which included the aforementioned restructuring charges of $113,000 and $206,000, respectively.

Interest Expense

Interest expense in the 13 weeks and 39 weeks ended November 26, 2017 related to the Company’s borrowings under the three-year revolving credit facility agreement that the Company entered into with HSBC Bank in the fourth quarter of the 2016 fiscal year. The agreement provided for an interest rate on the outstanding loan balance of LIBOR plus 1.15% to 2.65%. Other interest rate options are were available to the Company under the agreement. On January 3, 2018 the company voluntarily prepaid the remaining loan balance of $68.5 million. See “Liquidity and Capital Resources” elsewhere in this Item 2 and Note 5 of the Notes to Consolidated Financial Statements included elsewhere in this Report for additional information.

Interest and Other Income

Interest income was $734,000 and $2.2 million, respectively, for the 13 weeks and 39 weeks ended November 26, 2017 compared to $430,000 and $1.2 million, respectively, for last fiscal year's comparable periods. Interest income increased 71% and 90%, respectively, for the 13 weeks and 39 weeks ended November 26, 2017 primarily as a result of higher weighted average interest rates and larger average balances of marketable securities held by the Company in the 13 weeks and 39 weeks ended November 26, 2017, compared to last fiscal year's comparable periods. During the 39 weeks ended November 26, 2017, the Company earned interest income principally from its investments, which consisted primarily of short-term instruments and money market funds.

Income Tax Provision

The Company's effective income tax rates for the 13 weeks and 39 weeks ended November 26, 2017 were 15.4% and negative 102.5%, respectively, compared to 6.4% and 10.0%, respectively, for the 13 weeks and 39 weeks ended November 27, 2016. The differences in effective tax rates were primarily due to the benefit from high restructuring charges in the 13 weeks and 39 weeks ended November 26, 2017 and the benefit from the reversal of a $688,000 tax reserve in the 13 weeks ended May 28, 2017 related to certain foreign tax deductions taken in prior years.

Net Earnings

For the reasons set forth above, the Company's net earnings for the 13 weeks and 39 weeks ended November 26, 2017 were $716,000 and $2.6 million, respectively, including the pre-tax restructuring charges, described above, compared to net earnings of $1.9 million and $6.8 million, respectively, for the 13 weeks and 39 weeks ended November 27, 2016, including the pre-tax restructuring charges described above.

Basic and Diluted Earnings Per Share

In the 13 weeks and 39 weeks ended November 26, 2017, basic and diluted earnings per share were $0.04 and $0.13, respectively, including, in both such periods, the restructuring charges, litigation expense and advisory fees described above. This compared to basic and diluted earnings per share of $0.09 and $0.34 in the 13 weeks and 39 weeks ended November 27, 2016, respectively, including, in both such periods, the restructuring charges described above. The net impact of the restructuring charges, litigation and advisory fees described above reduced basic and diluted earnings per share by $0.02 and $0.16, respectively, in the 13 weeks and 39 weeks ended November 26, 2017.

Liquidity and Capital Resources:

(amounts in thousands)	November 26,	February 26,
	2017	2017	Change

Cash and cash equivelants and marketable securities	$231,825	$238,590	$(6,765)
Restricted cash	10,000	10,000	-
Working capital	248,832	255,007	(6,175)

	39 Weeks Ended
(amounts in thousands)	November 26,	November 27,
	2017	2016	Change

Net cash provided by operating activities	$4,979	$10,666	$(5,687)
Net cash (used in) provided by investing activities	(68,144)	6,129	(74,273)
Net cash used in financing activities	(8,782)	(8,320)	(462)

Cash and Marketable Securities

Of the $241.8 million of cash and cash equivalents, marketable securities and restricted cash at November 26, 2017, $233.0 million was owned by certain of the Company’s wholly owned foreign subsidiaries. The Company believes it has sufficient liquidity to fund its operating activities through the next 12 months and for the foreseeable future thereafter after giving consideration to the repayment of the Company’s debt in January 2018, payment of income taxes on repatriated foreign earnings in January 2018 and the expected payment of a special dividend in February 2018.

The change in cash and cash equivalents, marketable securities and restricted cash at November 26, 2017 compared to February 26, 2017 was the result of cash used in operating activities and a number of additional factors. The significant changes in cash flows from operating activities were as follows:

●

accounts receivable decreased by 5% at November 26, 2017 compared to February 26, 2017 primarily due to lower sales in the quarter ended November 26, 2017 than in the fourth quarter of the 2017 fiscal year;

●	inventories increased by 3% at November 26, 2017 compared to February 26, 2017 primarily due to an increase in raw materials;

●	prepaid expenses increased by 9% at November 26, 2017 compared to February 26, 2017 primarily due to an increase in accrued interest on our marketable securities;

●	accounts payable decreased by 18% at November 26, 2017 compared to February 26, 2017 primarily due to the timing of vendor payments and raw material purchases from suppliers;

●

accrued liabilities increased by 94% at November 26, 2017 compared to February 26, 2017 primarily due to the accrual of restructuring costs related to the consolidation of the Company’s Nelco Products, Inc. Electronics Business Unit in California and its Neltec, Inc. Electronics Business Unit in Arizona; and

●	income taxes payable decreased by 80% at November 26, 2017 compared to February 26, 2017 primarily due to income tax payments made during the 39 weeks ended November 26, 2017.

In addition, the Company paid $6.1 million in cash dividends in each of the 39-week periods ended November 26, 2017 and November 27, 2016. During the 39 weeks ended November 26, 2017, the Company also made $2.75 million of principal payments on its long-term debt.

Working Capital

The decrease in working capital at November 26, 2017 compared to February 26, 2017 was due principally to the increase in accrued liabilities and the decreases in accounts receivable, cash and cash equivalents and marketable securities, partially offset by increases in inventories and prepaid expenses and other current assets, and decreases in income taxes payable, accounts payable and the current portion of long-term debt.

The Company's current ratio (the ratio of current assets to current liabilities) was 19.2 to 1 at November 26, 2017 compared to 19.1 to 1 at February 26, 2017.

Cash Flows

During the 39 weeks ended November 26, 2017, the Company's net earnings, before depreciation and amortization, stock-based compensation, amortization of bond premium and changes in operating assets and liabilities, were $5.0 million. During the same 39 week period, the Company expended $703,000 for the purchase of property, plant and equipment, compared with $194,000 during the 39 weeks ended November 27, 2016.  The Company paid $6.1 million in cash dividends in each of the 39-week periods ended November 26, 2017 and November 27, 2016.

Debt

At November 26, 2017 and February 26, 2017, the Company had $69.3 million and $72.0 million of bank debt, respectively. In the fourth quarter of the 2016 fiscal year, the Company entered into a three-year revolving credit facility agreement (the “Credit Agreement”) with HSBC Bank. The Credit Agreement provided for loans up to $75.0 million to the Company and letters of credit up to $2.0 million for the account of the Company, and subject to the terms and conditions of the Credit Agreement, an interest rate on the outstanding loan balance of LIBOR plus 1.15% to LIBOR plus 2.65%. The Credit Agreement contained certain customary affirmative and negative covenants and customary financial covenants. On January 3, 2018 the company voluntarily prepaid the remaining loan balance of $68,500 and terminated the Credit Agreement. For additional information, see Note 5 of the Notes to Consolidated Financial Statements included elsewhere in this Report.

Other Liquidity Factors

The Company believes its financial resources will be sufficient, through the next 12 months and for the foreseeable future thereafter, to provide for continued investment in working capital and property, plant and equipment and for general corporate purposes after giving consideration to the repayment of the Company’s debt in January 2018, payment of income taxes on repatriated foreign earnings in January 2018 and the expected payment of a special dividend in February 2018. The Company’s financial resources are also available for purchases of the Company's common stock, appropriate acquisitions and other expansions of the Company's business.

The Company is not aware of any circumstances or events that are reasonably likely to occur that could materially affect its liquidity.

Contractual Obligations:

The Company's contractual obligations and other commercial commitments to make future payments under contracts, such as lease agreements, consist only of (i) operating lease commitments and (ii) commitments to purchase raw materials. The Company has no other long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments or contingent commitments, other than two standby letters of credit in the total amount of $1.0 million to secure the Company's obligations under its workers' compensation insurance program.

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

The Company’s critical accounting policies that are important to the Consolidated Financial Statements and that entail, to a significant extent, the use of estimates and assumptions and the application of management’s judgment are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2017. There have been no significant changes to such accounting policies during the 2018 fiscal year third quarter.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

The Company's market risk exposure at November 26, 2017 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended February 26, 2017.

Item 4.          Controls and Procedures.

(a)     Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of November 26, 2017, the end of the quarterly fiscal period covered by this quarterly report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings.

None.

Item 1A.    Risk Factors.

There have been no material changes in the risk factors as previously disclosed in the Company’s Form 10-K Annual Report for the fiscal year ended February 26, 2017 with the exception of risk factors associated with the Strategic Evaluation.

With respect to the strategic evaluation for our Electronics Business, potential risks and uncertainties include: there is no assurance that any transaction or transactions will be consummated in a timely manner or at all (a "Potential Transaction"); the effect of the announcement of the consideration of a Potential Transaction on the Company's business relationships (including, without limitation, customers and suppliers) and its employees; that the failure to complete a Potential Transaction could negatively impact the market price of the Company’s common stock and the future business and financial results of the Company; the significant expenses to be incurred by the Company in consideration of a Potential Transaction and contingent expenses if a Potential Transaction is consummated; and the diversion of management's attention from the Company's ongoing business operations during the consideration of a Potential Transaction.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to shares of the Company's Common Stock acquired by the Company during each month included in the Company’s 2018 fiscal year third quarter ended November 26, 2017.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

August 28 - September 26	0	$-	0

September 27 - October 26	0	$-	0

October 27 - November 26	0	$-	0

Total	0	$-	0	1,531,412 (a)

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 26, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at November 26, 2017 (unaudited) and February 26, 2017; (ii) Consolidated Statements of Operations for the 13 weeks and 39 weeks ended November 26, 2017 and November 27, 2016 (unaudited); (iii) Consolidated Statements of Comprehensive (Loss) Earnings for the 13 weeks and 39 weeks ended November 26, 2017 and November 27, 2016 (unaudited); and (iv) Condensed Consolidated Statements of Cash Flows for the 39 weeks ended November 26, 2017 and November 27, 2016 (unaudited). * +

* Filed electronically herewith.

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

Park Electrochemical Corp.
(Registrant)

/s/ Brian E. Shore
Date: January 5, 2018	Brian E. Shore Chief Executive Officer (principal executive officer)

/s/ P. Matthew Farabaugh
Date: January 5, 2018	P. Matthew Farabaugh Senior Vice President and Chief Financial Officer (principal financial officer) (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Name

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 26, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at November 26, 2017 (unaudited) and February 26, 2017; (ii) Consolidated Statements of Operations for the 13 weeks and 39 weeks ended November 26, 2017 and November 27, 2016 (unaudited); (iii) Consolidated Statements of Comprehensive (Loss) Earnings for the 13 weeks and 39 weeks ended November 26, 2017 and November 27, 2016 (unaudited); and (iv) Condensed Consolidated Statements of Cash Flows for the 39 weeks ended November 26, 2017 and November 27, 2016 (unaudited). * +

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