Form 10-K
period 2018-02-25
PARK ELECTROCHEMICAL CORP
filed 2018-05-11
CIK 76267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 25, 2018

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

Title of Class	Aggregate Market Value	As of Close of Business On
Common Stock, par value $.10 per share	$356,917,751	August 25, 2017

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding	As of Close of Business On
Common Stock, par value $.10 per share	20,241,571	May 4, 2018

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Shareholders to be held July 24, 2018 incorporated by reference into Part III of this Report.

PART I

ITEM 1.         BUSINESS.

General

Park Electrochemical Corp. (“Park”), through its subsidiaries (unless the context otherwise requires, Park and its subsidiaries are hereinafter called the “Company”), is a global advanced materials company which designs, develops and manufactures advanced composite materials, primary and secondary structures and assemblies and low-volume tooling for the aerospace markets and high-technology digital and radio frequency (“RF”)/microwave printed circuit materials principally for the telecommunications and internet infrastructure, enterprise and military markets. Park’s core capabilities are in the areas of polymer chemistry formulation and coating technology.

Park operates through fully integrated business units in Asia, Europe and North America. The Company's manufacturing facilities are located in Kansas, Singapore, France, Arizona and California. The Company also maintains research and development facilities in Arizona, Kansas and Singapore.

Sales of Park’s aerospace composite materials, structures and assemblies products were 36%, 28% and 27% of the Company’s total net sales worldwide in the 2018, 2017 and 2016 fiscal years, respectively, and sales of Park’s electronics materials products were 64%, 72% and 73% of the Company’s total net sales worldwide in the 2018, 2017 and 2016 fiscal years, respectively.

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

AEROGLIDE®, COREFIX®, EASYCURE E-710®, ELECTROGLIDE®, LD®, MERCURYWAVE®, METEORWAVE®, NELCO®, RTFOIL®, SI® and TIN CITY AIRCRAFT WORKS® are registered trademarks of Park Electrochemical Corp., and ALPHASTRUT™, ELECTROVUE™, EF™, EP™, M-PLY™, NELTEC™, PEELCOTE™, POWERBOND™ and SIGMASTRUT™ are common law trademarks of Park Electrochemical Corp.

Aerospace Composite Materials, Structures and Assemblies

Aerospace Composite Materials, Structures and Assemblies - Operations

The Company designs, develops and manufactures engineered, advanced composite materials and advanced composite structures and assemblies and low-volume tooling for the aerospace markets and prototype tooling for such structures and assemblies.

The Company’s aerospace composite materials are designed, developed and manufactured by the Company’s Park Aerospace Technologies Corp. (“PATC”) business unit located at the Newton, Kansas Airport and by the Company’s Nelco Products Pte. Ltd. business unit in Singapore. The Company’s aerospace composite structures and assemblies and low-volume tooling are also developed and manufactured by the Company’s PATC business unit.

PATC offers a full range of aerospace composite materials manufacturing capability, as well as composite structures design, assembly and production capability, all in its Newton facility.  PATC offers composite aircraft and space vehicle structures design and assembly services, in addition to “build-to-print” services. The Company believes that the ability of its PATC facility to offer such a wide and comprehensive array of composite materials and structures manufacturing and development technology and capability to the aircraft and space vehicle industries provides attractive benefits and advantages to those industries.

Aerospace Composite Materials, Structures and Assemblies – Industry Background

The aerospace composite materials manufactured by the Company and its competitors are used primarily to fabricate light-weight, high-strength structures with specifically designed performance characteristics. Composite materials are typically highly specified combinations of resin formulations and reinforcements. Reinforcements can be unidirectional fibers, woven fabrics, or non-woven goods such as mats or felts. Resin formulations are typically highly proprietary, and include various chemical and physical mixtures. The Company produces resin formulations using various epoxies, polyesters, phenolics, cyanate esters, polyimides and other complex matrices. The reinforcement combined with the resin is referred to as a “prepreg”. Aerospace composite materials can be broadly categorized as either thermosets or thermoplastics. While both material types require the addition of heat to form a consolidated laminate, thermoplastics can be reformed using additional heat. Once fully cured, thermoset materials cannot be further reshaped. The Company believes that the demand for thermoset advanced materials is greater than that for thermoplastics due to the fact that fabrication processes for thermoplastics require much higher temperatures and pressures and are, therefore, typically more capital intensive than the fabrication processes for thermoset materials.

The Company works with aerospace original equipment manufacturers (“OEMs”), such as general aviation aircraft manufacturers and commercial aircraft manufacturers, and certain tier 1 suppliers to qualify its aerospace composite materials or structures and assemblies for use on current and upcoming programs. The Company’s customers typically design and specify a material specifically to meet the needs of the structure’s end use and the customers’ processing methods. Such customers sometimes work with a supplier to develop the specific resin system and reinforcement combination to match the application. The Company’s customers’ processing, or the Company’s processing, may include hand lay-up, resin infusion or more advanced automated lay-up processes. Automated lay-up processes include automated tape lay-up, automated fiber placement and filament winding. These fabrication processes significantly alter the material form purchased. After the lay-up process is completed, the material is cured by the addition of heat and pressure. Cure processes typically include vacuum bag oven curing, high pressure autoclave, press forming and before-press curing. After the structure has been cured, final finishing and trimming, and assembly of the structure, is performed by the fabricator or the Company.

Aerospace Composite Materials, Structures and Assemblies – Products

The aerospace composite materials products manufactured by the Company are primarily thermoset curing prepregs. The Company has developed proprietary resin formulations to suit the needs of the markets in which it participates by analyzing the needs of the markets and working with its customers. The complex process of developing resin formulations and selecting the proper reinforcement is accomplished through a collaborative effort of the Company’s research and development and technical sales and marketing resources working with the customers’ technical staff. The Company focuses on developing a thorough understanding of its customers’ businesses, product lines, processes and technical challenges. The Company develops innovative solutions which utilize technologically advanced materials and concepts for its customers.

The Company’s aerospace composite materials products include prepregs manufactured from proprietary formulations using modified epoxies, phenolics, polyesters, cyanate esters and polyimides combined with woven, non-woven and unidirectional reinforcements. Reinforcement materials used to produce the Company’s products include polyacrylonitrile (“PAN”) based carbon fiber, E-glass (fiberglass), S2 glass, quartz, carbonized rayon, aramids, such as Kevlar® (“Kevlar” is a registered trademark of E.I. du Pont de Nemours & Co.), Twaron® (“Twaron” is a registered trademark of Teijin Twaron B.V. LLC), polyester and other synthetic materials. The Company also sells certain specialty prepregs, such as Raycarb C2, a carbonized rayon fabric produced by Airbus Safran Launchers SAS (formerly Herakles, formerly Snecma Propulsion Solide) and used mainly in the rocket motor industry, and Enka AS, a proprietary commercial rayon fabric produced by Highland Industries, Inc. and used in the aerospace industry as the base white material for carbon phenolic applications.

The Company’s composite structures and assemblies are manufactured with carbon, fiberglass and other reinforcements impregnated with formulated resins. Certain of these impregnated reinforcements, or prepregs, are also manufactured by PATC. The Company also provides low-volume tooling in connection with its manufacture and sale of composite structures and assemblies.

Aerospace Composite Materials, Structures and Assemblies – Customers and End Markets

The Company’s aerospace composite materials, structures and assemblies customers include manufacturers of turbofan engines, aircraft primary and secondary structures and radomes, including military aircraft, unmanned aerial vehicles (“UAVs”), business jets and turboprops, large and regional transport aircraft and helicopters, space vehicles, rocket motors and specialty industrial products. The Company’s aerospace composite materials are marketed primarily by sales personnel and, to a lesser extent, by independent distributors and independent sales representatives, and the Company’s aerospace composite structures and assemblies are marketed primarily by sales personnel.

During the Company’s 2018 fiscal year, 11.0% of the Company’s total worldwide sales were to General Electric Company, a leading manufacturer of aerospace engines.  During the Company’s 2017 and 2016 fiscal years, the Company did not have sales to any aerospace composite materials, structures and assemblies customer that equaled or exceeded 10% of the Company’s total worldwide sales.  During the 2018 fiscal year, sales to no other aerospace composite materials, structures and assemblies customer of the Company equaled or exceeded 10% of the Company’s total worldwide sales.

Although the Company’s aerospace composite material, structures and assemblies business is not dependent on any single customer, the loss of a major customer or of a group of customers could have a material adverse effect on the Company’s business or its consolidated results of operations or financial position.

The Company’s aerospace customers include fabricators of aircraft composite structures and assemblies. The Company’s aerospace composite materials are used by such fabricators and by the Company to produce primary and secondary structures, aircraft interiors and various other aircraft components. The Company’s customers for aerospace materials, and the Company itself, produce structures and assemblies for commercial aircraft and for the general aviation and business aviation, kit aircraft, special mission, UAVs and military markets. Many of the Company’s composite materials are used in the manufacture of aircraft certified by the Federal Aviation Administration (the “FAA”).

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

Aerospace Composite Materials, Structures and Assemblies – Manufacturing

The Company’s manufacturing facilities for aerospace composite materials are currently located in Newton, Kansas and in Singapore, and its manufacturing facility for composite structures and assemblies is also located in Newton, Kansas. See “Aerospace Composite Materials, Structures and Assemblies – Operations” elsewhere in this Report.

The process for manufacturing composite materials, structures and assemblies is capital intensive and requires sophisticated equipment, significant technical know-how and very tight process controls. The key steps used in the manufacturing process include resin mixing, resin film casting and reinforcement impregnation via hot-melt process or a solution process.

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

The Company’s laboratories have been approved by several aerospace OEMs, and the Company has achieved certification pursuant to the National Aerospace and Defense Contractors Accreditation Program (“NADCAP”) for both non-metallic materials manufacturing and testing and composites fabrication. After all the processing has been completed, the product is tested and packaged for shipment to the customer. The Company typically supplies final product to the customer in roll or sheet form.  The Company’s PATC facility has received accreditation by NADCAP for composite structures manufacturing and for composite materials manufacturing, and the Company believes that the PATC facility is one of the few facilities in the world with NADCAP accreditation for manufacturing both composite materials and composite structures.  The Company has also received AS9100C certification for its quality management system for the manufacture of advanced composite materials and design and manufacturing of structures for aircraft and aerospace industries.

Aerospace Composite Materials, Structures and Assemblies – Materials and Sources of Supply

The Company designs and manufactures its aerospace composite materials to its own specifications and to the specifications of its customers. Product development efforts are focused on developing prepreg materials that meet the specifications of the customers. The materials used in the manufacture of these engineered materials include graphite and carbon fibers and fabrics, aramids, such as Kevlar® ("Kevlar" is a registered trademark of E.I. du Pont de Nemours & Co.) and Twaron® (“Twaron” is a registered trademark of Teijin Twaron B.V. LLC), quartz, fiberglass, polyester, specialty chemicals, resins, films, plastics, adhesives and certain other synthetic materials. The Company purchases these materials from several suppliers. Substitutes for many of these materials are not readily available. The qualification and certification of aerospace composite materials for certain FAA certified aircraft typically include specific requirements for raw material supply and may restrict the Company’s flexibility in qualifying alternative sources of supply for certain key raw materials. The Company continues to work to determine acceptable alternatives for several raw materials.

The Company manufactures composite structures and assemblies primarily to its customers’ specifications using its own composite materials or composite materials supplied by third parties, based on the specific requirements of the Company’s customers.

Aerospace Composite Materials, Structures and Assemblies – Competition

The Company has many competitors in the aerospace composite materials, structures and assemblies markets, ranging in size from large international corporations to small regional producers. Several of the Company’s largest competitors are vertically integrated, producing raw materials, such as carbon fiber and cloth, as well as composite structures and assemblies. Some of the Company’s competitors may also serve as a supplier to the Company. The Company competes for business primarily on the basis of responsiveness, product performance and consistency, product qualification, FAA data base design allowables and innovative new product development.

Electronics Materials

Electronics Materials - Operations

The Company is also a leading global designer and manufacturer of advanced electronics materials used to fabricate complex multilayer printed circuit boards and other electronic interconnection systems, such as multilayer back-planes, wireless packages, high-speed/low-loss multilayers and high density interconnects (“HDIs”). The Company’s multilayer printed circuit materials consist of copper-clad laminates and prepregs, which is an acronym for pre-impregnated material. The Company has long-term relationships with its major customers, which include leading independent printed circuit board fabricators, electronic manufacturing service companies, electronic contract manufacturers and major electronic original equipment manufacturers ("OEMs"). Multilayer printed circuit boards and interconnect systems are used in virtually all advanced electronic equipment to direct, sequence and control electronic signals between semiconductor devices (such as microprocessors and memory and logic devices), passive components (such as resistors and capacitors) and connection devices (such as infra-red couplings, fiber optics, compliant pin and surface mount connectors). Examples of end uses of the Company’s digital printed circuit materials include high speed routers and servers, telecommunications switches, storage area networks, supercomputers, satellite switching equipment and wireless local area networks ("LANs"). The Company's RF/microwave printed circuit materials are used primarily for military avionics, antennas, power amplifiers and other components for cellular telephone base stations, automotive adaptive cruise control systems and avionic communications equipment. The Company has developed long-term relationships with major customers as a result of its leading edge products, extensive technical and engineering service support and responsive manufacturing capabilities.

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

Electronics Materials – Industry Background

The electronics materials manufactured by the Company and its competitors are used primarily to construct and fabricate complex multilayer printed circuit boards and other advanced electronic interconnection systems. Multilayer printed circuit materials consist of prepregs and copper-clad laminates. Prepregs are chemically and electrically engineered thermosetting or thermoplastic resin systems which are impregnated into and reinforced by a specially manufactured fiberglass cloth product or other woven or non-woven reinforcing fiber. This insulating dielectric substrate generally is 0.125 inch to 0.001 inch in thickness. While these resin systems historically have been based on epoxy resin chemistry, in recent years, increasingly demanding OEM requirements have driven the industry to utilize proprietary enhanced epoxies as well as other higher performance resins, such as phenolic, bismalimide triazine ("BT"), cyanate ester, standard and enhanced non-Methylene Dianiline (“MDA”) polyimide, allylated polyphenylene ether (“APPE”) or polytetrafluoroethylene ("PTFE"). One or more plies of prepreg are laminated together to form an insulating dielectric substrate to support the copper circuitry patterns of a multilayer printed circuit board. Copper-clad laminates consist of one or more plies of prepreg with each ply laminated on the top and bottom with specialty thin copper foil. Copper foil is specially formed in thin sheets which may vary from 0.0056 inch to 0.0002 inch in thickness and normally have a thickness of 0.0014 inch or 0.0007 inch. The Company supplies both copper-clad laminates and prepregs to its customers, which use these products as a system to construct multilayer printed circuit boards.

The printed circuit board fabricator processes copper-clad laminates to form the inner layers of a multilayer printed circuit board. The fabricator photo images these laminates with a dry film or liquid photoresist. The photoresist is then developed with the circuit pattern.  The unexposed areas are stripped, leaving a cured photoresist circuit pattern protecting the copper. The copper surfaces of the laminate are etched to form the circuit pattern, and the remaining photoresist is stripped. The fabricator then assembles these etched laminates by inserting one or more plies of dielectric prepreg between each of the inner layer etched laminates and also between an inner layer etched laminate and the outer layer copper plane, and then laminating the entire assembly in a press. Prepreg serves as the insulator and bond between the multiple layers of copper circuitry patterns found in the multilayer circuit board. When the multilayer configuration is laminated, these plies of prepreg form an insulating dielectric substrate supporting and separating the multiple inner and outer planes of copper circuitry. The fabricator drills vertical through-holes or vias in the multilayer assembly and then plates the through-holes or vias to form vertical conductors between the multiple layers of circuitry patterns. These through-holes or vias combine with the conductor paths on the horizontal circuitry planes to create a three-dimensional electronic interconnect system. In specialized applications, an additional set of microvia layers may be added through a series of lamination processes to provide increased density and functionality to the design. The outer two layers of copper foil are then imaged and etched to form the finished multilayer printed circuit board. The completed multilayer board is a three-dimensional interconnect system with electronic sig-nals traveling in the horizontal planes of multiple layers of copper circuitry patterns, as well as in the vertical planes through the plated holes or vias.

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

Today’s interconnect systems require advanced technology printed circuit materials to ensure the performance and reliability of the electronic system and to improve the manufacturability of the interconnect platform. Printed circuit board fabricators and electronic equipment manufacturers require advanced printed circuit materials that have increasingly higher temperature tolerances and more advanced and stable electrical properties in order to support high-speed computing in a miniaturized and often portable environment. Temperature tolerance was further emphasized by the advent of lead-free assemblies.

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

Electronics Materials – Products and Services

The Company produces a broad line of advanced electronics materials used to fabricate complex multilayer printed circuit boards and other electronic interconnect systems, including backplanes, high speed/low loss multilayers and high density interconnects (“HDIs”). The Company’s diverse advanced electronics materials product line is designed to address a wide array of end-use applications and performance requirements.

The Company’s electronics materials products have been developed internally and through long-term development projects with its principal suppliers and, to a lesser extent, through licensing arrangements. The Company focuses its research and development efforts on developing industry leading product technology to meet the most demanding product requirements and has designed its product line with a focus on the higher performance, higher technology end of the materials spectrum.

The Company’s products utilize, among other things, high-speed, low-loss, engineered formulations, high-temperature modified epoxies, phenolics, BT epoxies, MDA-free polyimides, enhanced polyimides, APPE, SI® (Signal Integrity) products, cyanate esters and PTFE formulations for RF/microwave applications.

The Company’s high performance electronics materials consist of high-speed, low-loss Cathodic Anodic Filament (“CAF”) resistant materials for digital and RF/microwave applications requiring lead-free compatibility and high bandwidth signal integrity, BT materials, polyimides for applications that demand extremely high thermal performance, cyanate esters, quartz reinforced materials, and PTFE and modified epoxy materials for RF/microwave systems that operate at frequencies up to at least 79 GHz.

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

Electronics Materials – Customers and End Markets

The Company’s customers for its advanced electronics materials include the leading independent printed circuit board fabricators, electronic manufacturing service (“EMS”) companies, electronic contract manufacturers (“ECMs”) and major electronic OEMs in the computer, networking, telecommunications, wireless communications, aerospace, military, instrumentation and automotive industries located throughout North America, Europe and Asia. The Company seeks to align itself with the larger, more technologically-advanced and better capitalized independent printed circuit board fabricators and major electronic equipment manufacturers which are industry leaders committed to maintaining and improving their industry leadership positions and to building long-term relationships with their suppliers. The Company’s selling effort typically involves several stages and relies on the talents of Company personnel at different levels, from management to sales personnel and quality engineers. The Company augments its sales personnel with an OEM marketing team and process and product technology specialists.

During the Company’s 2018 fiscal year, 14.9% of the Company's total worldwide sales were to TTM Technologies, Inc., a leading manufacturer of printed circuit boards. During the Company’s 2017 fiscal year, approximately 16.2% of the Company's total worldwide sales were to TTM Technologies, Inc. During the Company’s 2016 fiscal year, approximately 13.8% of the Company's total worldwide sales were to TTM Technologies, Inc. During the Company’s 2018, 2017 and 2016 fiscal years, sales to no other electronics materials customer of the Company equaled or exceeded 10% of the Company’s total worldwide sales.

Although the Company’s electronics materials business is not dependent on any single customer, the loss of a major customer or of a group of customers could have a material adverse effect on the Company’s business or its consolidated results of operations or financial position.

The Company’s electronics materials products are marketed primarily by sales personnel and, to a lesser extent, by independent distributors and independent sales representatives in Europe and Asia.

Electronics Materials – Manufacturing

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

The Company manufactures multilayer printed circuit materials at fully integrated facilities located in the United States, Europe and Southeast Asia. The Company opened its California facility in 1965, its Arizona facility in 1984, its Singapore facility in 1986 and its France facility in 1992. The Company services the North American market principally through its United States manufacturing facilities, the European market principally through its manufacturing facilities in the United States and in France, and the Asian market principally through its Singapore manufacturing facility. By maintaining technical and engineering staffs at each of its manufacturing facilities, the Company is able to deliver fully-integrated products and services on a timely basis. During the 2018 fiscal year, the Company consolidated its Nelco Products, Inc. business unit located in California and its Neltec, Inc. business unit located in Arizona, and all manufacturing at the California facilities ceased, except for treating operations, which continue as part and under the supervision of the Neltec, Inc. business unit.

Electronics Materials – Materials and Sources of Supply

The principal materials used in the manufacture of the Company’s electronics materials products are specially manufactured copper foil, fiberglass and quartz cloth and synthetic reinforcements, and specially formulated resins and chemicals. The Company develops and maintains close working relationships with suppliers of these materials who have dedicated themselves to complying with the Company’s stringent specifications and technical requirements. While the Company’s philosophy is to work with a limited number of suppliers, the Company has identified alternate sources of supply for many, but not all, of these materials. However, there are a limited number of qualified suppliers of these materials, in some cases substitutes for these materials are not always readily available, and, in the past, the industry has experienced shortages in the market for certain of these materials. While the Company considers its relationships with its suppliers to be strong, a shortage of these materials or a disruption of the supply of materials caused by a natural disaster, such as the temporary disruption caused by the earthquake and tsunami in Japan in March 2011, or otherwise, could materially increase the Company’s cost of operations and could materially adversely affect the business and results of operations of the Company.

Significant increases in the cost of materials purchased by the Company could also have a material adverse effect on the Company’s business and results of operations if the Company were unable to pass such increases through to its customers. During the 2018, 2017 and 2016 fiscal years, the Company experienced significant volatility in the cost of copper foil, one of the Company’s primary raw materials. The Company generally passes changes in the costs of its raw materials through to its customers.

Electronics Materials – Competition

The multilayer printed circuit materials industry is characterized by intense competition and ongoing consolidation. The Company’s competitors are primarily divisions or subsidiaries of very large, diversified multinational manufacturers which are substantially larger and have greater financial resources than the Company and, to a lesser degree, smaller regional producers. Because the Company focuses on the higher technology segment of the electronics materials market, technological innovation, quality and service, as well as price, are significant competitive factors.

The Company believes that there are several significant multilayer printed circuit materials manufacturers in the world and many of these competitors have significant presences in the three major global markets of North America, Europe and Asia. The Company believes that it is one of only a few significant independent manufacturers of multilayer printed circuit materials in the world today.

The markets in which the Company’s electronics materials operations compete are characterized by rapid technological advances, and the Company’s position in these markets depends largely on its continued ability to develop technologically advanced and highly specialized products. Although the Company believes it is an industry technology leader and directs a significant amount of its time and resources toward maintaining its technological competitive advantage, there is no assurance that the Company will be technologically competitive in the future, or that the Company will continue to develop new products that are technologically competitive.

Electronics Materials – Strategic Evaluation

On January 4, 2018, the Company announced that it is conducting a strategic evaluation, including the potential sale, of its electronics materials business and that it has retained Greenhill & Co., LLC, as its financial advisor, to assist it in the strategic evaluation of the electronics business, which includes manufacturing locations in Singapore, France, California and Arizona and R&D facilities in Singapore and Arizona.  Under any strategic alternative for its electronics business, the Company would retain its aerospace manufacturing operations in Kansas, its headquarters in New York and its aerospace composite materials manufacturing facility in Singapore.  The Company expects to conclude its strategic evaluation of its electronics business in the second quarter of its 2019 fiscal year ending March 3, 2019.  However, no specific timetable has been set, and there can be no assurance that a sale or any other transaction will take place as a result of the strategic evaluation.

Backlog

The Company considers an item as backlog when it receives a purchase order specifying the number of units to be purchased, the purchase price, specifications and other customary terms and conditions. At May 1, 2018, the unfilled portion of all purchase orders received by the Company and believed by it to be firm was $18,151,314, compared to $14,642,952 at May 1, 2017. A major portion of the Company’s backlog consists of composite materials.

Various factors contribute to the size of the Company’s backlog. Accordingly, the foregoing information may not be indicative of the Company’s results of operations for any period subsequent to the fiscal year ended February 25, 2018.

Patents and Trademarks

The Company holds several patents and trademarks or licenses thereto. In the Company’s opinion, some of these patents and trademarks are important to its products. Generally, however, the Company does not believe that an inability to obtain new; or to defend existing, patents and trademarks would have a material adverse effect on the Company.

Employees

At February 25, 2018, the Company had 387 employees. Of these employees, 342 were engaged in the Company’s manufacturing operations, and 45 consisted of executive, sales and marketing and research and development personnel and general administrative staff.

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

Factors That May Affect Future Results

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

Generally, forward-looking statements can be identified by the use of words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “goal,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue” and similar expressions or the negative or other variations thereof. Such forward-looking statements are based on current expectations that involve a number of uncertainties and risks that may cause actual events or results to differ materially from the Company’s expectations.

The factors described under “Risk Factors” in Item 1A of this Report, as well as the following additional factors, could cause the Company's actual results to differ materially from any such results which might be projected, forecasted, estimated or budgeted by the Company in forward-looking statements.

●	The Company's operating results are affected by a number of factors, including various factors beyond the Company's control. Such factors include economic conditions in the electronics materials, aerospace composite materials and composite structures and assemblies industries, the timing of customer orders, product prices, process yields, the mix of products sold and maintenance-related shutdowns of facilities. Operating results also can be influenced by development and introduction of new products, the costs associated with the start-up of new facilities.

●	The Company, from time to time, is engaged in the expansion of certain of its manufacturing facilities. The anticipated costs of such expansions cannot be determined with precision and may vary materially from those budgeted. In addition, such expansions will increase the Company's fixed costs. The Company's future profitability depends upon its ability to utilize its manufacturing capacity in an effective manner.

●	The Company may acquire businesses, product lines or technologies that expand or complement those of the Company. The integration and management of an acquired company or business may strain the Company's management resources and technical, financial and operating systems. In addition, implementation of acquisitions can result in large one-time charges and costs. A given acquisition, if consummated, may materially affect the Company's business, financial condition and results of operations.

●	The Company's future success depends in part upon its intellectual property which the Company seeks to protect through a combination of contract provisions, trade secret protections, copyrights and patents.

●	The market price of the Company’s securities can be subject to fluctuations in response to quarter to quarter variations in operating results, changes in analyst earnings estimates, market conditions in the electronics materials, aerospace composite materials and composite structures and assemblies industries, as well as general economic conditions and other factors external to the Company.

●	The Company’s operating results could be affected by changes in the Company’s accounting policies and practices or changes in the Company’s organization, compensation and benefit plans, or changes in the Company’s material agreements or understandings with third parties.

On January 4, 2018, the Company announced that it is conducting a strategic evaluation, including the potential sale, of its electronics materials business and that it has retained Greenhill & Co., LLC, as its financial advisor, to assist it in such strategic evaluation. The Company expects to conclude the strategic evaluation of its electronics business in the second quarter of the 2019 fiscal year ending March 3, 2019. However, no specific timetable has been set, and potential risks and uncertainties of the strategic evaluation include that (i) there can be no assurance that a sale or any other transaction will take place or be consummated as a result of such strategic evaluation, (ii) the announcement of a potential transaction may negatively affect the Company’s business relationships (including, without limitation, customers and suppliers) and its employees, (iii) failure to complete a potential transaction could negatively impact the market price of the Company’s common stock and the future business and financial results of the Company, (iv) significant expenses may be incurred by the Company in consideration of a potential transaction and contingent expenses may result if a potential transaction is consummated, and (v) management’s attention may be diverted from the Company’s ongoing business operations during consideration of a potential transaction. In the event that a sale of the Company’s electronics business is consummated, the Company would be subject to the following additional risks and uncertainties that may cause actual events or results to differ materially from the Company’s expectations:

●	The Company would have greater exposure to the risks of the aerospace industry generally, including volume of commercial and business air travel, airline industry confidence and investment, energy and fuel costs, global military and defense budgets, global politics and trade policy, global environmental and conservation policy, aerospace OEM product life cycles and new program development, and overall perception of air travel safety, convenience, and affordability versus other modes of transportation.

●	The Company would have a greater portion of its production concentrated in fewer manufacturing locations. Natural disasters, location specific labor issues or business or environmental regulation would have a greater impact on the operations of the overall Company.

●	The Company’s revenue derived from its top customer would be larger as a percentage of total revenue. Factors relating to pricing and contract negotiation, timing of purchases, and the overall customer relationship would be more critical and could adversely affect the Company’s overall operations to a greater degree.

●	The Company would have increased risk, relative to its overall operations, associated with a certain supplier, which is the sole source supplier for many of the Company’s products. Any disruption, economic changes or quality issues with this supplier could negatively affect the Company’s overall operations to a greater degree.

●	The Company would have increased dependency on certain aircraft OEM programs. The Company has significant exposure to certain aircraft programs that are subject to market demand, manufacturing delays or issues, safety or qualification issues, and trade, tax and political issues, which could negatively affect the Company.

●	The Company would have increased vulnerability to changes in supply chain or sourcing strategies by Tier 1 aerospace suppliers or OEMs. OEMs may decide to bring fabrication or assembly work that is currently performed by the Company’s direct customers in-house. OEMs may also demand price reductions of the Company’s direct customers, which may have an adverse effect on the Company.

●	The Company would be increasingly dependent on the commercial success of certain jet engine programs, which are in direct competition with other jet engine programs on factors such as price, efficiency, repair and maintenance factors and timely delivery, which are outside the Company’s direct control.

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

The Company's operating results could be negatively affected if the Company were unable to maintain and increase its technological and manufacturing capability and expertise. Rapid technological advances in semiconductors and electronic equipment have placed rigorous demands on the electronics materials manufactured by the Company and used in printed circuit board production.

The industries in which the Company operates are very competitive.

Certain of the Company's principal competitors are substantially larger and have greater financial resources than the Company, and the Company's operating results will be affected by its ability to maintain its competitive positions in these industries. The electronics materials, aerospace composite materials and composite structures and assemblies industries are intensely competitive and the Company competes worldwide in the markets for such products.

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

There are a limited number of qualified suppliers of the principal materials used by the Company in its manufacture of electronics materials, aerospace composite materials and composite structures and assemblies. The Company has qualified alternate sources of supply for many, but not all, of its raw materials, but certain raw materials are produced by only one supplier. In some cases, substitutes for certain raw materials are not always readily available, and in the past there have been shortages in the market for certain of these materials. Raw material substitutions for certain aircraft related products may require governmental (such as Federal Aviation Administration) approval. While the Company considers its relationships with its suppliers to be strong, a shortage of these materials or a disruption of the supply of these materials caused by a natural disaster, such as the earthquake and tsunami in Japan in March 2011, or otherwise could materially increase the Company’s cost of operations and could materially adversely affect the business and results of operations of the Company. Likewise, significant increases in the cost of materials purchased by the Company could also materially increase the Company’s cost of operations and could have a material adverse effect on the Company’s business and results of operations if the Company were unable to pass such increases through to its customers.

During the 2018, 2017 and 2016 fiscal years, the Company experienced significant volatility in the cost of copper foil, one of the Company’s primary raw materials. The Company generally passes changes in the costs of its raw materials through to its customers. See “Business—Electronics Materials—Materials and Sources of Supply” in Item 1 of Part I of this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this Report.

The Company's customer base is highly concentrated, and the loss of one or more customers could adversely affect the Company's business.

A loss of one or more key customers could adversely affect the Company's profitability.  The Company's customer base is concentrated, in part, because the Company's business strategy has been to develop long-term relationships with a select group of customers. During the Company's fiscal years ended February 25, 2018, February 26, 2017 and February 28, 2016, the Company's ten largest customers accounted for approximately 53%, 48% and 51%, respectively, of net sales. The Company expects that sales to a relatively small number of customers will continue to account for a significant portion of its net sales for the foreseeable future. See "Business—Electronics Materials—Customers and End Markets” and “Business—Aerospace Composite Materials, Structures and Assemblies—Customers and End Markets” in Item 1 of Part I of this Report.

The Company's business is dependent on the electronics and aerospace industries, which are cyclical in nature.

The electronics and aerospace industries are cyclical and have experienced recurring cycles. The downturns can be unexpected and have often reduced demand for, and prices of, printed circuit materials and advanced composite materials, structures and assemblies. This potential reduction in demand and prices could have a negative impact on the Company’s business.

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

The Company competes for manufacturing and engineering talent in a competitive labor market. Personnel turnover and training costs could negatively impact the Company’s operations.

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

During the 2018 fiscal year, the Company consolidated its Nelco Products, Inc. business unit located in California and its Neltec, Inc. business unit located in Arizona, and all manufacturing at the California facilities ceased, except for treating operations at the Anaheim facility, which continue as part and under the supervision of the Neltec, Inc. business unit.

ITEM 3. LEGAL PROCEEDINGS.

No material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

Executive Officers of the Registrant.

Name	Title	Age

Brian E. Shore	Chief Executive Officer and Chairman of the Board of Directors	66

Christopher T. Mastrogiacomo	President and Chief Operating Officer	60

Stephen E. Gilhuley	Executive Vice President – Administration and Secretary	73

P. Matthew Farabaugh	Senior Vice President and Chief Financial Officer	57

Benjamin W. Shore	Senior Vice President – Business Development	30

Mark A. Esquivel	Senior Vice President – Aerospace	45

Constantine Petropoulos	Vice President and General Counsel	40

Mr. Brian Shore has served as a Director of the Company since 1983 and as Chairman of the Board of Directors since July 2004. He was elected a Vice President of the Company in January 1993, Executive Vice President in May 1994, President in March 1996, and Chief Executive Officer in November 1996. He was President until July 28, 2014, when he was succeeded by Mr. Mastrogiacomo. Mr. Shore also served as General Counsel of the Company from April 1988 until April 1994.

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

Mr. Farabaugh was elected Senior Vice President and Chief Financial Officer on March 10, 2016.  He had been Vice President and Chief Financial Officer of the Company since April 2012 and Vice President and Controller of the Company since October 2007. Prior to joining the Company, Mr. Farabaugh was Corporate Controller of American Technical Ceramics, a publicly traded international company and a manufacturer of electronic components, located in Huntington Station, New York, from 2004 to September 2007 and Assistant Controller from 2000 to 2004. Prior thereto, Mr. Farabaugh was Assistant Controller of Park Electrochemical Corp. from 1989 to 2000. Prior to joining Park in 1989, Mr. Farabaugh had been a senior accountant with KPMG.

Mr. Benjamin Shore was elected Senior Vice President – Business Development of the Company in October 2017.  Prior to joining the Company, he was employed by athenahealth, Inc. located in Watertown, Massachusetts, through September 2017, where most recently he was Manager, Corporate Development, working on mergers and acquisitions, strategic partnerships and investments.  From 2011 to 2014, he was an Investment Analyst and subsequently a Senior Investment Analyst at Prudential Capital Group in New York, New York, where he invested capital in middle market companies in many different industries; and in 2010 and 2011, he was an Associate in Economic and Valuation Services at KPMG LLP in New York, New York, working on financial and tax consulting projects. He is a CFA Charterholder.

Mr. Esquivel was elected Senior Vice President – Aerospace of the Company in October 2017. He had been Vice President – Aerospace of the Company since April 2015 and was also appointed as President of the Company’s Park Aerospace Technologies Corp. business unit in Newton, Kansas. Mr. Esquivel has been employed by the Company and its subsidiaries in various positions since 1994. He was Vice President of Aerospace Composite Structures of PATC from March 2012 to April 2015 and President of PATC from June 2010 to March 2012. Prior to June 2010, Mr. Esquivel was Vice President and General Manager of Neltec, Inc., the Company’s high-technology circuitry materials business unit located in Tempe, Arizona, and responsible for the day-to-day operations of Neltec, Inc., since his appointment to that position in September 2008. He served as Manufacturing Manager of Neltec, Inc. from August 2004 to September 2008 and as Materials Manager from February 2001 to August 2004, and he held various positions since he originally joined Neltec, Inc. in 1994.

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

There are no family relationships between the directors or executive officers of the Company, except that Benjamin Shore is the nephew of Brian Shore.

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

For the Fiscal Year Ended	Stock Price		Dividends
February 25, 2018	High	Low	Declared
First Quarter	$20.24	$16.00	$0.10
Second Quarter	19.22	16.35	0.10
Third Quarter	19.85	17.78	0.10
Fourth Quarter	23.58	16.93	3.10	(a)

For the Fiscal Year Ended	Stock Price		Dividends
February 26, 2017	High	Low	Declared
First Quarter	$16.82	$14.06	$0.10
Second Quarter	17.50	14.05	0.10
Third Quarter	18.76	13.76	0.10
Fourth Quarter	19.83	17.56	0.10

(a)

During the 2018 fiscal year fourth quarter, the Company declared its regular cash dividend of $0.10 per share in December 2017, payable February 6, 2018 to shareholders of record on January 2, 2018, and declared a special cash dividend of $3.00 per share in January 2018, payable February 13, 2018 to shareholders of record on January 23, 2018.

As of May 4, 2018, there were 539 holders of record of Common Stock.

The Company expects, for the foreseeable future, to continue to pay regular cash dividends.

The following table provides information with respect to shares of the Company’s Common Stock acquired by the Company during each month included in the Company’s 2018 fiscal year fourth quarter ended February 25, 2018.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

November 27 - December 25	0	$-	0

December 26 - January 25	0	$-	0

January 26 - February 25	0	$-	0

Total	0	$-	0	1,531,412	(a)

(a)

Aggregate number of shares available to be purchased by the Company pursuant to share purchase authorizations announced on January 8, 2015 and March 10, 2016. Pursuant to such authorizations, the Company is authorized to purchase its shares from time to time on the open market or in privately negotiated transactions.

As a result of the authorizations announced on January 8, 2015 and March 10, 2016, the Company is authorized to purchase up to a total of 1,531,412 shares of its common stock, representing approximately 7.6% of the Company’s 20,241,571 total outstanding shares as of the close of business on May 4, 2018.

As previously announced by the Company, shares purchased by the Company will be retained as treasury stock and will be available for use under the Company’s stock option plan and for other corporate purposes.

Stock Performance Graph

The graph set forth below compares the annual cumulative total return for the Company’s five fiscal years ended February 25, 2018 among the Company, the New York Stock Exchange Market Index (the “NYSE Index”) and a Zachs Investment Research, Inc. (formerly Morningstar Inc., formerly Hemscott, Inc.) index for electronic components and accessories manufacturers (the “Group Index”) comprised of the Company and 222 other companies.  The companies in the Group Index are classified in the same three-digit industry group in the Standard Industrial Classification Code system and are described as companies primarily engaged in the manufacture of electronic components and accessories.  The returns of each company in the Group Index have been weighted according to the company’s stock market capitalization.  The graph has been prepared based on an assumed investment of $100 on March 1, 2013 and the reinvestment of dividends (where applicable).

	2013	2014	2015	2016	2017	2018
Park Electrochemical Corp	$100.00	$125.50	$103.73	$69.08	$96.10	$101.71
Group Index	$100.00	$122.93	$162.02	$146.70	$211.77	$286.93
NYSE Index	$100.00	$120.53	$131.07	$117.09	$144.30	$165.24

ITEM 6. SELECTED FINANCIAL DATA.

The following selected consolidated financial data of Park and its subsidiaries is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements, related Notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein. Insofar as such consolidated financial information relates to the five fiscal years ended February 25, 2018 and is as of the end of such periods, it is derived from the Consolidated Financial Statements for each of the five fiscal years in the period ended February 25, 2018 and as of such dates audited by the Company’s independent registered public accounting firms. The Consolidated Financial Statements as of February 25, 2018 and February 26, 2017 and for the three fiscal years ended February 25, 2018, February 26, 2017 and February 28, 2016, together with the report of the independent registered public accounting firm for the fiscal years ended February 25, 2018, February 26, 2017 and February 28, 2016, appear in Item 8 of Part II of this Report.

	Fiscal Year Ended
	(Amounts in thousands, except per share amounts)
	February 25,	February 26,	February 28,	March 1,	March 2,
	2018	2017	2016	2015	2014

STATEMENT OF EARNINGS INFORMATION

Net sales	$111,196	$114,609	$145,855	$162,086	$165,764
Cost of sales	84,737	84,568	103,103	113,133	117,664
Gross profit	26,459	30,041	42,752	48,953	48,100
Selling, general and administative expenses	19,371	19,739	21,211	24,373	25,168
Restructuring charges	5,022	313	535	1,179	546
Earnings from operations	2,066	9,989	21,006	23,401	22,386
Interest expense	2,269	1,432	1,657	1,438	764
Interest and other income	2,675	1,704	1,149	827	460
Loss on sale of marketable securities	(1,342)	-	-	-	-
Earnings before income taxes	1,130	10,261	20,498	22,790	22,082
Income tax (benefit) provision	(19,465)	978	2,469	2,747	64,411
Net earnings (loss)	$20,595	$9,283	$18,029	$20,043	$(42,329)

Earnings per share:
Basic earnings (loss) per share	$1.02	$0.46	$0.89	$0.96	$(2.03)

Diluted earnings (loss) per share	$1.02	$0.46	$0.89	$0.96	$(2.03)

Cash dividends per common share	$3.40	$0.40	$0.40	$1.90	$2.90

Weighted average number of common shares outstanding:
Basic	20,237	20,235	20,347	20,912	20,849
Diluted	20,267	20,239	20,352	20,986	20,849

BALANCE SHEET INFORMATION

Working capital	$129,041	$255,007	$255,507	$283,535	$286,997
Total assets	169,023	308,578	314,777	350,682	377,093
Long-term debt	-	68,500	72,000	84,000	94,000
Shareholders' equity	135,261	182,826	180,867	181,599	200,543

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General:

Park Electrochemical Corp. (“Park” or the “Company”) is a global advanced materials company which designs, develops, manufactures, markets and sells advanced composite materials, primary and secondary structures and assemblies and low-volume tooling for the aerospace markets and high-technology digital and RF/microwave printed circuit materials principally for the telecommunications and internet infrastructure, enterprise and military/aerospace markets. The Company’s manufacturing facilities are located in Kansas, Singapore, France, Arizona and California. The Company also maintains research and development facilities in Arizona, Kansas and Singapore.

The Company’s fiscal year is the 52 or 53 week period ending the Sunday nearest to the last day of February. The 2018, 2017 and 2016 fiscal years ended on February 25, 2018, February 26, 2017 and February 28, 2016, respectively. The 2018, 2017 and 2016 fiscal years each consisted of 52 weeks. Unless otherwise indicated in this Discussion and Analysis, all references to years and quarters in this Discussion and Analysis are to the Company’s fiscal years and fiscal quarters and all annual and quarterly information in this Discussion and Analysis is for such fiscal years and quarters, respectively.

2018 Financial Overview

In 2018, the Company consolidated its Nelco Products, Inc. Business Unit located in Fullerton, California and its Neltec, Inc. Business Unit located in Tempe, Arizona and recorded pre-tax restructuring charges of $4.4 million related to the consolidation. The Company estimates the remaining pre-tax charge related to the consolidation to be approximately $1.1 million and expects to incur this remaining charge primarily during the fiscal year ending February 28, 2021.

On January 3, 2018, the Company voluntarily prepaid its remaining loan balance of $68.5 million under the Credit Agreement, dated as of January 16, 2016, between the Company and HSBC Bank USA (the “Credit Agreement”) and terminated the Credit Agreement. The prepayment was made with the Company’s cash and cash equivalents, marketable securities and restricted cash. In connection with the termination of the Credit Agreement, the Company expensed the remaining deferred financing costs of $0.1 million in the fourth quarter of 2018.

On January 4, 2018, the Company announced that it is conducting a strategic evaluation, including the potential sale, of its electronics business and that it has retained Greenhill & Co., LLC as its financial advisor to assist it in the strategic evaluation of the electronics business, which includes manufacturing locations in Singapore, France, California and Arizona and R&D facilities in Singapore and Arizona. During 2018, the Company recorded $0.4 million of advisory fees in connection with the strategic evaluation.

The Company paid a special cash dividend of $3.00 per share on February 13, 2018 to shareholders of record at the close of business on January 23, 2018. The special cash dividend was funded from the Company’s cash balances. This special dividend, together with the Company’s regular quarterly dividend of $0.10 per share paid February 6, 2018 to shareholders of record on January 2, 2018, brings the total amount of dividends paid to shareholders to $20.10 per share, a total of approximately $412 million, since the Company’s 2005 fiscal year.

During 2018, the Company recorded a non-cash charge of $0.5 million in connection with the modification of previously granted employee stock options resulting from the $3.00 per share special cash dividend paid by the Company in February 2018. Selling, general and administrative expenses in 2018 included $1.4 million of stock option expense.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted and significantly revised U.S. corporate income tax by, among other things, lowering corporate income tax rates, imposing a one-time transition tax on deemed repatriated earnings of non-U.S. subsidiaries, and implementing a territorial tax system.

In the fourth quarter of 2018, the Company recorded a discrete tax benefit of $17.8 million due to the reduction of liabilities previously recorded, partially offset by the one-time transition tax on deemed repatriated earnings of certain non-U.S. subsidiaries. This one-time transition tax and the previously recorded liabilities are based on the Company’s post-1986 earnings and profits not previously subjected to U.S. taxation.

In the fourth quarter of 2018, as a result of the Tax Act, the Company recorded a discrete non-cash tax benefit of $0.2 million due to the re-measurement of U.S. deferred tax assets and liabilities. The Company re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21% for Federal income tax purposes.

The changes in the U.S. tax code, enacted by the Tax Act, allowed the Company to repatriate its foreign accumulated income at a lower effective tax rate. In response to the Tax Act, the Company liquidated certain marketable securities and repatriated cash held by foreign subsidiaries during the 13-week period ended February 25, 2018. As a result, the Company recorded losses on the sales of marketable securities of $1.3 million in connection with the repatriation of cash and the prepayment of all outstanding debt under the Credit Agreement in the amount of $68.5 million of principal and the funding of a special cash dividend of $3.00 per share paid in February 2018.

The Company's total net sales worldwide in 2018 were 3% lower than in 2017 primarily due to lower sales of the Company’s electronics products in Asia and North America, partially offset by higher sales of the Company’s aerospace composite materials, structures and assemblies and low-volume tooling. The lower sales in Asia were primarily due to a slowdown in demand for the Company’s products which are used by original equipment manufacturers (“OEMs”) in the manufacture of equipment for the internet and telecommunications infrastructure in developing countries and certain legacy materials coming to end-of-program life at OEMs. The increase in aerospace sales was primarily due to higher sales to a major customer following completion of that customer’s inventory correction.

The Company’s gross profit margin, measured as a percentage of sales, decreased to 23.8% in 2018 from 26.2% in 2017 due primarily to lower sales and production levels of the Company’s electronics products in Asia and North America in 2018 and operating inefficiencies and duplicate costs in connection with the consolidation of the Company’s Nelco Products, Inc. and Neltec, Inc. electronics Business Units located in California and Arizona, respectively, combined with the fixed nature of certain overhead costs, which were partially offset by higher sales of the Company’s aerospace composite materials, structures and assemblies.

The Company’s earnings from operations in 2018 were 79% lower than in 2017, primarily as a result of the aforementioned decreases in sales and gross profit margin and the higher restructuring charges, partially offset by a 2% reduction in selling, general and administrative expenses, which included the additional stock option modification charge, the one-time litigation expense and the advisory fees. The Company’s net earnings in 2018 were 122% higher than in 2017, primarily due to the tax benefit resulting from the Tax Act, partially offset by the aforementioned decrease in net earnings, the loss on sales of marketable securities and the deferred financing costs. Earnings from operations in 2017 included pre-tax restructuring charges of $0.4 million in connection with the closure, in 2009, of the New England Laminates Co., Inc. facility in Newburgh, New York.

Due to changing economic characteristics of the Company’s electronics and aerospace product lines, as well as how the Company’s chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer, reviewed and managed the Company’s business in the fourth quarter of 2018, the Company has divided its product lines into two reportable business segments: Aerospace and Electronics.  The Aerospace segment designs, develops and manufactures advanced composite materials, primary and secondary structures and assemblies and low-volume tooling for the aerospace markets.  The Electronics segment designs, develops and manufactures high-technology digital and RF/microwave printed circuit materials principally for the telecommunications and internet infrastructure, enterprise and military/aerospace markets.

The global markets for the Company’s products continue to be very difficult to forecast, and it is not clear to the Company what the demand for the Company’s products will be in 2019 or beyond.

Results of Operations:

Fiscal Year 2018 Compared to Fiscal Year 2017

	Fiscal Year Ended
	February 25,	February 26,
(Amounts in thousands, except per share amounts)	2018	2017	Increase / (Decrease)

Net sales	$111,196	$114,609	$(3,413)	-3%
Cost of sales	84,737	84,568	169	0%
Gross profit	26,459	30,041	(3,582)	-12%
Selling, general and administrative expenses	19,371	19,739	(368)	-2%
Restructuring charges	5,022	313	4,709	1504%
Earnings from operations	2,066	9,989	(7,923)	-79%
Interest expense	2,269	1,432	837	58%
Interest and other income	2,675	1,704	971	57%
Loss on sale of marketable securities	(1,342)	-	(1,342)	100%
Earnings before income taxes	1,130	10,261	(9,131)	-89%
Income tax (benefit) provision	(19,465)	978	(20,443)	-2090%
Net earnings	$20,595	$9,283	$11,312	122%

Earnings per share:
Basic earnings per share	$1.02	$0.46	$0.56	122%

Diluted earnings per share	$1.02	$0.46	$0.56	122%

Net Sales

The Company's total net sales worldwide in 2018 were 3% lower than in 2017 primarily due to lower sales of the Company’s electronics products in Asia and North America partially offset by higher sales of the Company’s aerospace composite materials, structures and assemblies and low-volume tooling. The lower sales in Asia were primarily due to a slowdown in demand for the Company’s products which are used by OEMs in the manufacture of equipment for the internet and telecommunications infrastructure in developing countries and certain legacy materials coming to end-of-program life at OEMs. The increase in aerospace sales was primarily due to higher sales to a major customer following completion of that customer’s inventory correction.

The Company’s total net sales of its electronics products were $71.0 million and $82.5 million in 2018 and 2017, respectively, or 64% and 72%, respectively, of the Company’s total net sales worldwide in such periods. The Company’s total net sales of its aerospace composite materials, structures and assemblies products were $40.2 million and $32.1 million in 2018 and 2017, respectively, or 36% and 28%, respectively, of the Company’s total net sales worldwide in such periods.

The Company's foreign sales were $43.9 million, or 39% of the Company's total net sales worldwide, during 2018 compared to $53.7 million of sales, or 47% of total net sales worldwide, during 2017. The decrease in 2018 was primarily due to the lower sales in Asia for reasons described above.

The Company’s sales in North America, Asia and Europe were 61%, 32% and 7%, respectively, of the Company’s total net sales worldwide in 2018 compared to 53%, 39% and 8%, respectively, in 2017. The Company’s sales in North America increased 10%, while its sales in Asia decreased 20% and its sales in Europe decreased 11% in 2018 compared to 2017.

During both 2018 and 2017, 93% of the Company’s total net sales worldwide of electronics consisted of high performance electronics.

The Company’s high performance electronics (non-FR4 electronics) include high-speed, low-loss materials for digital and RF/microwave applications requiring lead-free compatibility and high bandwidth signal integrity, allylated polyphenylene ether (“APPE”) materials, bismalimide triazine (“BT”) materials, polyimides for applications that demand extremely high thermal performance and reliability, cyanate esters, quartz reinforced materials, and polytetrafluoroethylene (“PTFE”) and modified epoxy materials for RF/microwave systems that operate at frequencies up to at least 79GHz.

Gross Profit

The Company’s gross profit margin, measured as a percentage of sales, decreased to 23.8% in 2018 from 26.2% in 2017 due primarily to lower sales and production levels of the Company’s electronics products in Asia and North America in 2018, and operating inefficiencies and duplicate costs in connection with the consolidation of the Company’s Nelco Products, Inc. and Neltec, Inc. electronics Business Units located in California and Arizona, respectively, combined with the fixed nature of certain overhead costs, which were partially offset by higher sales of the Company’s aerospace products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $0.4 million, or 2%, during 2018 compared to 2017. Such expenses, measured as percentages of sales, were 17.4% during 2018 compared to 17.2% during 2017. The decrease in such expenses in 2018 was primarily due to decreases in salary and related expenses, lower stock option expenses, excluding the stock option modification charge and favorable foreign exchange rates partially offset by unfavorable shipping expenses, advisory fees, one-time litigation expense and the stock option modification charge.

Selling, general and administrative expenses in 2018 included $1.4 million of stock option expenses, including $0.5 million due to the modification of previously granted stock options, compared to $1.2 million of such expenses in 2017.

Restructuring Charges

During 2018, the Company recorded pre-tax restructuring charges of $5.0 million in connection with the consolidation of its electronics Business Units in California and Arizona, the closure, in 2009, of its facility in Newburgh, New York and the closure, in 2012, of its facility in Waterbury, Connecticut, compared to pre-tax restructuring charges of $0.3 million in 2017 in connection with the aforementioned facility closure in Newburgh, New York.

Earnings from Operations

For the reasons set forth above, the Company’s earnings from operations were $2.1 million for 2018, including pre-tax restructuring charges of $5.0 million associated with the consolidation of its electronics Business Units in California and Arizona, the closure of its facilities in Newburgh, New York and Waterbury, Connecticut, the stock option modification charge of $0.5 million resulting from the special dividend of $3.00 per share paid in February 2018 and advisory fees of $0.4 million paid in connection with the strategic evaluation of the electronics business. The Company’s earnings from operations were $10.0 million in 2017, including pre-tax restructuring charges of $0.3 million associated with the closure, in 2009, of the facility in Newburgh, New York.

Loss on Sale of Marketable Securities

The changes in the U.S. tax code, enacted by the Tax Act, allowed the Company to repatriate its foreign accumulated income at a lower effective tax rate. In response to the Tax Act, the Company liquidated certain marketable securities and repatriated cash held by foreign subsidiaries during the 13-week period ended February 25, 2018. As a result, the Company recorded losses on the sales of marketable securities of $1.3 million in connection with the repatriation of cash and the prepayment of all outstanding debt under the Credit Agreement in the amount of $68.5 million of principal and the funding of a special cash dividend of $3.00 per share paid in February 2018.

Interest Expense

Interest expense in 2018 was $2.3 million, compared to $1.4 million in 2017. The increase in interest expense in 2018 was primarily due to higher average interest rates and the pre-tax deferred financing costs of $0.1 million related to the termination of the Credit Agreement in 2018, partially offset by lower average outstanding debt. As previously reported, the Company voluntarily prepaid the remaining loan balance of $68.5 million with HSBC Bank and terminated the Credit Agreement. The prepayment was made with the Company’s cash and cash equivalents, marketable securities and restricted cash. In connection with the termination of the Credit Agreement, the Company expensed the remaining deferred financing costs of $0.1 million in the fourth quarter of 2018. See Note 10 of the Notes to Consolidated Financial Statements included elsewhere in this Report and “Liquidity and Capital Resources” elsewhere in this Item 7 for additional information.

Interest and Other Income

Interest and other income were $2.7 million and $1.7 million for 2018 and 2017, respectively. The 57% increase in 2018 was primarily the result of higher weighted average interest rates based on longer average maturities of marketable securities held by the Company in 2018 compared to last year's comparable period, partially offset by lower average invested cash during the period. As mentioned above, the Company prepaid all outstanding debt under the Credit Agreement in the amount of $68.5 million of principal and paid a special cash dividend of $3.00 per share in February 2018. During 2018 and 2017, the Company earned interest income principally from its investments, which were primarily in short-term instruments and money market funds.

Income Tax Provision

On December 22, 2017, the Tax Act was enacted and significantly revised U.S. corporate income tax by, among other things, lowering corporate income tax rates, imposing a one-time transition tax on deemed repatriated earnings of non-U.S. subsidiaries, and implementing a territorial tax system.

In the fourth quarter of 2018, the Company recorded a discrete tax benefit of $17.8 million due to the reduction of liabilities previously recorded, partially offset by the one-time transition tax on deemed repatriated earnings of certain non-U.S. subsidiaries. This one-time transition tax and the previously recorded liabilities are based on the Company’s post-1986 earnings and profits (“E&P”) not previously subjected to U.S. taxation.

In the fourth quarter of 2018, as a result of the Tax Act, the Company recorded a discrete non-cash tax benefit of $0.2 million due to the remeasurement of U.S. deferred tax assets and liabilities. The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21% for Federal income tax purposes.

The Company’s effective income tax rate of negative 1,722% for 2018 was primarily due to the impact of the Tax Act. The Company’s effective income tax rate was 9.5% for 2017.  See “Results of Operations – Fiscal Year 2017 Compared to Fiscal Year 2016 – Income Tax Provision” elsewhere in this Item 7.

Net Earnings

The Company’s net earnings for 2018 were $20.6 million, including the tax benefit of $17.8 million related to the Tax Act, the pre-tax restructuring charges of $5.0 million associated with the consolidation of its electronics Business Units in California and Arizona, the closure of its facilities in Newburgh, New York and Waterbury, Connecticut, the stock option modification charge of $0.5 million in connection with the special dividend of $3.00 per share paid in February 2018, the advisory fees of $0.4 million paid in connection with the strategic evaluation of the electronics business, the pre-tax loss of $1.3 million on the sales of marketable securities and the pre-tax deferred financing costs of $0.1 million related to the termination of the Credit Agreement in 2018, compared to $9.3 million for 2017, including the pre-tax charges of $0.3 million related to the facility closure in Newburgh, New York mentioned above. The net impact of the items described above was to increase net earnings by $16.0 million in 2018 and to reduce net earnings by $0.2 million in 2017.

Basic and Diluted Earnings Per Share

Basic and diluted earnings per share for 2018 were $1.02, including the tax benefit related to the Tax Act, the pre-tax restructuring charges associated with the consolidation of the Company’s electronics Business Units in California and Arizona, the closure of the facilities in Newburgh, New York and Waterbury, Connecticut, the stock option modification charge in connection with the special dividend paid in February 2018, the advisory fees paid in connection with the strategic evaluation of the Company’s electronics business, the pre-tax loss on the sales of marketable securities and the pre-tax deferred financing costs related to the early termination of the Credit Agreement in 2018, compared to basic and diluted earnings per share for 2017 of $0.46, including the facility closure mentioned above, The net impact of the items described above was to increase basic and diluted earnings per share by $0.63 and $0.01 in 2018 and 2017, respectively.

Fiscal Year 2017 Compared to Fiscal Year 2016

	Fiscal Year Ended

(Amounts in thousands, except per share amounts)	February 26, 2017	February 28, 2016	Increase / (Decrease)

Net sales	$114,609	$145,855	$(31,246)	-21%
Cost of sales	84,568	103,103	(18,535)	-18%
Gross profit	30,041	42,752	(12,711)	-30%
Selling, general and administrative expenses	19,739	21,211	(1,472)	-7%
Restructuring charges	313	535	(222)	-41%
Earnings from operations	9,989	21,006	(11,017)	-52%
Interest expense	1,432	1,657	(225)	-14%
Interest and other income	1,704	1,149	555	48%
Earnings before income taxes	10,261	20,498	(10,237)	-50%
Income tax provision	978	2,469	(1,491)	-60%
Net earnings	$9,283	$18,029	$(8,746)	-49%

Earnings per share:
Basic earnings per share	$0.46	$0.89	$(0.43)	-48%

Diluted earnings per share	$0.46	$0.89	$(0.43)	-48%

Net Sales

The Company's total net sales worldwide in 2017 were 21% lower than in 2016 primarily due to lower sales of the Company’s electronics products in Asia and North America and lower sales of the Company’s aerospace composite materials, structures and assemblies and low-volume tooling. The lower sales in Asia were primarily due to a slowdown in demand for the Company’s products which are used by OEMs in the manufacture of equipment for the internet and telecommunications infrastructure in developing countries and certain legacy materials coming to end-of-program life at OEMs.

The Company’s total net sales of its electronics products were $82.5 million and $106.7 million in 2017 and 2016, respectively, or 72% and 73%, respectively, of the Company’s total net sales worldwide in such periods. The Company’s total net sales of its aerospace composite materials, structures and assemblies products were $32.1 million and $39.1 million in 2017 and 2016, respectively, or 28% and 27%, respectively, of the Company’s total net sales worldwide in such periods.

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

During both 2017 and 2016, 93% of the Company’s total net sales worldwide of electronics consisted of high performance electronics.

Gross Profit

The Company’s gross profit margin, measured as a percentage of sales, decreased to 26.2% in 2017 from 29.3% in 2016 due primarily to lower sales and production levels of the Company’s electronics products in Asia and North America in 2017 and lower sales of the Company’s aerospace products combined with the fixed nature of certain overhead costs, which were partially offset by an improvement in its electronics production processes in North America. The gross profit in 2017 also benefited from a growing percentage of sales of the Company’s more technically advanced high performance electronics products.

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

Business Segment Results of Operations:

The Company operates in two business segments: Electronics and Aerospace. Operating profit for each business segment includes corporate expenses that are directly allocable to such segment.

(Amounts in thousands)	Fiscal Year Ended
	February 25, 2018	February 26, 2017	February 28, 2016
Net Sales:
Electronics	$70,966	$82,517	$107,009
Aerospace	40,230	32,092	38,846
Total Sales	111,196	114,609	145,855

Segment Operating Income:
Electronics	$8,171	$14,020	$25,573
Aerospace	10,229	6,893	7,358
Total Segment Operating Income	18,400	20,913	32,931

Corporate and Other Expenses	(7,113)	(7,301)	(7,832)
Depreciation - Electronics	(1,091)	(1,413)	(1,635)
Depreciation - Aerospace	(1,764)	(1,751)	(1,745)
Depreciation - Other	(104)	(146)	(178)
Non-recurring Costs	(7,748)	(313)	(827)
Net Interest Income (Expense)	550	272	(216)
	(17,270)	(10,652)	(12,433)

Income Before Income Taxes	$1,130	$10,261	$20,498

Electronics:

The electronics segment designs, develops and manufactures high-technology digital and RF/microwave electronics materials principally for the telecommunications and internet infrastructure, enterprise and military/aerospace markets.

(Amounts in thousands)	Fiscal Year Ended
	February 25, 2018	February 26, 2017	February 28, 2016
Electronics
Net Sales	$70,966	$82,517	$107,009
Operating Income	8,171	14,020	25,573

Fiscal Year 2018 Compared to Fiscal Year 2017

Electronics materials sales in 2018 declined $11.6 million or 14% from 2017. The decline in sales was due to a slowdown in demand for the Company’s products which are used by OEMs in the manufacture of equipment for the internet and telecommunications infrastructure in developing countries and certain legacy materials coming to end-of-program life at OEMs.

Electronics operating income in 2018 declined $5.8 million, or 42%, from 2017. The decline in operating profit was primarily due to lower sales.

Fiscal Year 2017 Compared to Fiscal Year 2016

Electronics materials sales in 2017 declined $24.5 million, or 23%, from 2016. The decline in sales was due to a slowdown in demand for the Company’s products which are used by OEMs in the manufacture of equipment for the internet and telecommunications infrastructure in developing countries and certain legacy materials coming to end-of-program life at OEMs.

Electronics operating income in 2017 declined $11.6 million, or 45%, from 2016. The decline in operating profit was primarily due to the lower electronics sales.

Aerospace:

The aerospace segment designs, develops and manufactures advanced composite materials, primary and secondary structures and assemblies and low-volume tooling for the aerospace markets.

(Amounts in thousands)	Fiscal Year Ended
	February 25, 2018	February 26, 2017	February 28, 2016
Aerospace
Net Sales	$40,230	$32,092	$38,846
Operating Income	10,229	6,893	7,358

Fiscal Year 2018 Compared to Fiscal Year 2017

Aerospace composite materials, structures and assemblies sales in 2018 increased $8.1 million, or 25%, from 2017. The increase in aerospace sales was primarily due to higher sales to a major customer following completion of that customer’s inventory correction.

Aerospace operating income in 2018 increased $3.3 million, or 48%, from 2017. The increase in operating profit was primarily due to increased sales and a favorable product mix.

Fiscal Year 2017 Compared to Fiscal Year 2016

Aerospace composite materials, structures and assemblies sales in 2017 declined $6.8 million, or 17%, from 2016. The decline in sales was due to lower sales to a major customer in an effort by that customer to correct inventory levels.

Aerospace operating income in 2017 declined $0.4 million, or 6%, from 2016. The decline in operating profit was primarily due to lower sales, partially offset by production efficiencies and a more favorable product mix.

Liquidity and Capital Resources:

(Amounts in thousands)	February 25,	February 26,	Increase /
	2018	2017	(Decrease)
Cash and marketable securities	$108,231	$238,590	$(130,359)
Restricted cash	-	10,000	(10,000)
Working capital	129,041	255,007	(125,966)

	Fiscal Year Ended
(Amounts in thousands)	February 25,	February 26,	February 28,	Increase / (Decrease)
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016

Net cash provided by operating activities	$3,341	$13,167	$13,948	$(9,826)	$(781)
Net cash provided by (used in) investing activities	42,049	2,478	(8,017)	39,571	10,495
Net cash used in financing activities	(130,710)	(11,093)	(49,495)	(119,617)	38,402

Cash, Marketable Securities and Restricted Cash

The Company believes it has sufficient liquidity to fund its operating activities for the twelve months from the date of the filing of this Form 10-K Annual Report and for the foreseeable future thereafter.

The change in cash, restricted cash and marketable securities at February 25, 2018 compared to February 26, 2017 was the result of lower cash provided by operating activities and a number of additional factors. The significant changes in cash provided by operating activities were as follows:

●	accounts receivable increased by 15% at February 25, 2018 compared to February 26, 2017 primarily due to the increase in total net sales and production levels in the last month of 2018;

●

accrued liabilities increased 57% at February 25, 2018 compared to February 26, 2017 primarily due to increased accruals for restructuring related to the Company’s consolidation of its electronics material business units in California and Arizona;

●	income taxes payable increased 667% at February 25, 2018 compared to February 26, 2017 due to the impacts of the Tax Act.

In addition, the Company paid $68.8 million and $8.1 million in cash dividends during 2018 and 2017, respectively, including a special dividend of $60.7 million paid in 2018. During 2018, the Company made $72.0 million of principal payments on its long-term debt, representing the entire outstanding balance, and terminated the Credit Agreement. As a result the Company had no restricted cash as of February 25, 2018. The Company incurred $1.3 million of losses on sales of marketable securities in order to pay down the debt and pay the special cash dividend.

Working Capital

Working capital at February 25, 2018 was lower compared to February 26, 2017. Decreases in cash and cash equivalents and marketable securities and increases in accrued liabilities were offset by increases in accounts receivable and decreases in current portion of long-term debt.

            The Company's current ratio (the ratio of current assets to current liabilities) was 11.6 to 1 at February 25, 2018 compared with decreased 19.1 to 1 at February 26, 2017.

Cash Flows

During 2018, the Company's net earnings, before depreciation and amortization, stock-based compensation, amortization of bond premium and gain on sale of fixed assets, were $25.4 million. Such earnings reflected a decrease in deferred income taxes of $42.1 million and non-cash restructuring charges of $2.2 million and were increased by changes in operating assets and liabilities of $17.8 million, resulting in an increase in taxes payable of $20.2 million primarily related to the tax law change mentioned above, resulting in $3.3 million of cash provided by operating activities. During 2018, the Company expended $886,000 for the purchase of property, plant and equipment compared to $242,000 during 2017, and the Company paid $68.8 million and $8.1 million in cash dividends in 2018 and 2017, respectively.  In addition, during 2018, the Company made $72.0 million of principal payments on its long-term debt.

Long-Term Debt

During 2018, the Company made $72.0 million of principal payments on its long-term debt, representing the entire outstanding balance, and terminated the Credit Agreement. As a result, the Company had no outstanding debt at February 25, 2018.  At February 26, 2017, the Company had $72.0 million of bank debt. For additional information, see Note 10 of the Notes to Consolidated Financial Statements included elsewhere in this Report.

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

Contractual Obligations:

The Company's contractual obligations and other commercial commitments to make future payments under contracts, such as lease agreements, consist only of operating lease commitments, commitments to purchase raw materials and commitments to purchase equipment, as described in Note 11 of the Notes to Consolidated Financial Statements included elsewhere in this Report. The Company has no other long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments or contingent commitments, other than two standby letters of credit in the total amount of $980,000 to secure the Company's obligations under its workers’ compensation insurance program.

As of February 25, 2018 the Company’s significant contractual obligations, including payments due by fiscal year, were as follows:

Contractual Obligations (Amounts in thousands)	Total	2019	2020-2021	2022-2023	2024 and Thereafter

Operating lease obligations	$8,164	$1,939	$3,144	$542	$2,539
Total	$8,164	$1,939	$3,144	$542	$2,539

At February 25, 2018, the Company had unrecognized tax benefits of $1.0 million. A reasonable estimate of the timing of the payment of these liabilities is not possible.

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

In 2018, 2017 and 2016, the Company incurred approximately $99,000, $84,000 and $113,000, respectively, for remedial response and voluntary cleanup costs and related legal fees, and the Company received, or expects to receive, reimbursement pursuant to general liability insurance coverage for approximately $92,000, $84,000 and $111,000, respectively, of such amounts. While annual environmental remedial response and voluntary cleanup expenditures, including legal fees, have generally been constant from year to year, and may increase over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At February 25, 2018 and February 26, 2017, there were no amounts recorded in accrued liabilities for environmental matters.

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

Sales Allowances and Product Warranties

The Company provides for the estimated costs of sales allowances at the time such costs can be reasonably estimated. The Company’s products are made to customer specifications and tested for adherence to such specifications before shipment to customers. Composite structures and assemblies may be subject to “airworthiness” acceptance by customers after receipt at the customers’ locations. There are no future performance requirements other than the products’ meeting the agreed specifications. The Company’s bases for providing sales allowances for returns are known situations in which products may have failed due to manufacturing defects in the products supplied by the Company. The Company is focused on manufacturing the highest quality printed circuit materials and advanced composite materials, structures and assemblies and tooling possible and employs stringent manufacturing process controls and works with raw material suppliers who have dedicated themselves to complying with the Company’s specifications and technical requirements. The amounts of returns and allowances resulting from defective or damaged products have been approximately 1.0% of sales for each of the Company’s last three fiscal years.

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

Interest Rate Risk - The exposure to market risks for changes in interest rates relates to the Company's short-term investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company’s short-term investment portfolio is managed in accordance with guidelines issued by the Company. These guidelines are designed to establish a high quality fixed income portfolio of government and highly rated corporate debt securities with a maximum weighted maturity of less than one year. Based on the average anticipated maturity of the investment portfolio at the end of the 2018 fiscal year, the Company does not believe that a hypothetical 10% fluctuation in short-term interest rates would have had a material impact on the consolidated results of operations or financial position of the Company.

Commodities Risk – The Company is subject to fluctuations in the cost of raw materials used to manufacture its materials and products. In particular, the Company is exposed to market fluctuations in commodity pricing as the Company utilizes certain materials, such as copper, that are key materials in certain of its products. The Company generally passes changes in the costs of its raw material costs through to its customers.  The Company currently does not use hedging strategies to minimize the risk of price fluctuations on commodity-based raw materials; however, the Company regularly reviews such strategies on an ongoing basis. See “Business – Aerospace Composite Materials, Structures and Assemblies – Materials and Sources of Supply” and “Business – Electronics Materials – Materials and Sources of Supply” in Item 1 of this Report.

Item 8.           Financial Statements and Supplementary Data.

The Company's Financial Statements begin on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Park Electrochemical Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Park Electrochemical Corp.  and subsidiaries (the “Company”) as of February 25, 2018 and February 26, 2017, and the related statements of operations, comprehensive earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended February 25, 2018 and the related notes and financial statement schedule listed in the index at item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 25, 2018 and February 26, 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended February 25, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the Company’s internal control over financial reporting as of February 25, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 11, 2018, expressed an unqualified opinion.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ CohnReznick LLP

We have served as the Company’s auditor since 2014.

Jericho, New York

May 11, 2018

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	February 25, 2018	February 26, 2017
ASSETS
Current assets:
Cash and cash equivalents	$18,254	$102,438
Marketable securities (Note 2)	89,977	136,152
Accounts receivable, less allowance for doubtful accounts of $259 and $294, respectively	19,762	17,238
Inventories (Note 3)	11,156	11,105
Prepaid expenses and other current assets	2,119	2,197
Total current assets	141,268	269,130

Property, plant and equipment, net (Note 3)	16,532	18,638
Goodwill and other intangible assets (Note 3)	9,818	9,825
Restricted cash	-	10,000
Other assets (Note 4)	1,405	985
Total assets	$169,023	$308,578

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt (Note 10)	$-	$3,500
Accounts payable	4,025	4,183
Accrued liabilities (Note 3)	5,381	3,417
Income taxes payable	2,821	3,023
Total current liabilities	12,227	14,123

Long-term debt (Note 10)	-	68,500
Non-current income taxes payable (Note 4)	20,364	-
Deferred income taxes (Note 4)	628	42,088
Other liabilities (Note 4)	543	1,041
Total liabilities	33,762	125,752

Commitments and contingencies (Notes 11 and 12)

Shareholders' equity (Note 6):
Preferred stock, $1 par value per shares-authorized, 500,000 shares; issued, none	-	-

Common stock, $0.10 par value per shares-authorized, 60,000,000 shares; issued, 20,965,144 shares	2,096	2,096
Additional paid-in capital	169,011	167,612
(Accumulated deficit) retained earnings	(21,099)	27,112
Accumulated other comprehensive earnings	131	1,026
	150,139	197,846

Less treasury stock, at cost, 723,573 and 730,473 shares, respectively	(14,878)	(15,020)
Total shareholders' equity	135,261	182,826
Total liabilities and shareholders' equity	$169,023	$308,578

See Notes to Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Fiscal Year Ended
	February 25,	February 26,	February 28,
	2018	2017	2016

Net sales	$111,196	$114,609	$145,855
Cost of sales	84,737	84,568	103,103
Gross profit	26,459	30,041	42,752
Selling, general and administrative expenses	19,371	19,739	21,211
Restructuring charges (Note 8)	5,022	313	535
Earnings from operations	2,066	9,989	21,006
Interest expense (Note 10)	2,269	1,432	1,657
Interest and other income	2,675	1,704	1,149
Loss on sale of marketable securities	(1,342)	-	-
Earnings before income taxes	1,130	10,261	20,498
Income tax (benefit) provision (Note 4)	(19,465)	978	2,469
Net earnings	$20,595	$9,283	$18,029

Earnings per share (Note 7):
Basic earnings per share	$1.02	$0.46	$0.89
Basic weighted average shares	20,237	20,235	20,347

Diluted earnings per share	$1.02	$0.46	$0.89
Diluted weighted average shares	20,267	20,239	20,352

See Notes to Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts in thousands)

	Fiscal Year Ended
	February 25,	February 26,	February 28,
	2018	2017	2016

Net earnings	$20,595	$9,283	$18,029
Other comprehensive earnings, net of tax:
Foreign currency translation	(50)	30	62
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	-	76	52
Less: reclassification adjustment for gains included in net earnings	(17)	(228)	(18)
Unrealized losses on marketable securities:
Unrealized holding losses arising during the period	(2,189)	(411)	(156)
Less: reclassification adjustment for losses included in net earnings	1,361	88	63
Other comprehensive (loss) earnings	(895)	(445)	3
Total comprehensive earnings	$19,700	$8,838	$18,032

See Notes to Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Amounts in thousands, except share and per share amounts)

				(Accumulated	Accumulated
			Additional	Deficit)	Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Earnings	Shares	Amount

Balance, March 1, 2015	20,962,644	$2,096	$164,819	$16,048	$1,468	130,641	$(2,832)
Net earnings	-	-	-	18,029	-	-	-
Foreign currency translation	-	-	-	-	62	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	(59)	-	-
Stock options exercised	2,500	-	44	-	-	-	-
Stock-based compensation	-	-	1,535	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	599,832	(12,188)
Cash dividends ($.40 per share)	-	-	-	(8,155)	-	-	-
Balance, February 28, 2016	20,965,144	$2,096	$166,398	$25,922	$1,471	730,473	$(15,020)
Net earnings	-	-	-	9,283	-	-	-
Foreign currency translation	-	-	-	-	30	-	-
Unrealized loss on marketable securities, net of tax	-	-	-	-	(475)	-	-
Stock-based compensation	-	-	1,214	-	-	-	-
Cash dividends ($.40 per share)	-	-	-	(8,093)	-	-	-
Balance, February 26, 2017	20,965,144	$2,096	$167,612	$27,112	$1,026	730,473	$(15,020)
Net earnings	-	-	-	20,595	-	-	-
Foreign currency translation	-	-	-	-	(50)	-	-
Unrealized loss on marketable securities, net of tax	-	-	-	-	(845)	-	-
Stock options exercised	-	-	(46)	-	-	(6,900)	142
Stock-based compensation	-	-	1,445	-	-	-	-
Cash dividends ($3.40 per share)	-	-	-	(68,806)	-	-	-
Balance, February 25, 2018	20,965,144	$2,096	$169,011	$(21,099)	$131	723,573	$(14,878)

See Notes to Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Year Ended
	February 25,	February 26,	February 28,
	2018	2017	2016
Cash flows from operating activities:
Net earnings	$20,595	$9,283	$18,029
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,021	3,106	3,369
Stock-based compensation	1,445	1,214	1,535
Provision for deferred income taxes	(42,060)	(1,533)	(11,412)
Amortization of bond premium	287	434	886
Loss on sale of marketable securities	1,342	-	-
Gain/(loss) on sale of fixed assets	2	-	(31)
Non-cash restructuring	2,238	-	-
Changes in operating assets and liabilities:
Accounts receivable	(2,373)	5,312	(1,152)
Inventories	49	(916)	4,225
Prepaid expenses and other current assets	251	(422)	(131)
Other assets and liabilities	(1,041)	(229)	620
Accounts payable	(204)	(1,964)	(727)
Accrued liabilities	(373)	(1,198)	(65)
Income taxes payable	20,162	80	(1,198)
Net cash provided by operating activities	3,341	13,167	13,948

Cash flows from investing activities:
Purchase of property, plant and equipment	(886)	(242)	(398)
Proceeds from sales of property, plant and equipment	-	-	2,057
Purchases of marketable securities	(164,099)	(72,827)	(105,998)
Proceeds from sales and maturities of marketable securities	207,034	75,547	96,322
Net cash provided by (used in) investing activities	42,049	2,478	(8,017)

Cash flows from financing activities:
Dividends paid	(68,806)	(8,093)	(8,155)
Decrease (increase) in restricted cash	10,000	-	(10,000)
Proceeds from exercise of stock options	96	-	44
Proceeds from long-term debt	-	-	75,000
Payments of long-term debt	(72,000)	(3,000)	(94,000)
Payments for debt issuance costs	-	-	(196)
Purchase of treasury stock	-	-	(12,188)
Net cash used in financing activities	(130,710)	(11,093)	(49,495)

(Decrease) increase in cash and cash equivalents before effect of exchange rate changes	(85,320)	4,552	(43,564)
Effect of exchange rate changes on cash and cash equivalents	1,136	129	(217)
(Decrease) increase in cash and cash equivalents	(84,184)	4,681	(43,781)
Cash and cash equivalents, beginning of year	102,438	97,757	141,538
Cash and cash equivalents, end of year	$18,254	$102,438	$97,757

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended February 25, 2018

(Amounts in thousands, except share (unless otherwise stated), per share and option amounts)

1.	Summary of Significant Accounting Policies

Park Electrochemical Corp. (“Park”), through its subsidiaries (collectively, the “Company”), is a global advanced materials company which develops and manufactures advanced composite materials, primary and secondary structures and assemblies and low-volume tooling for the aerospace markets and high-technology digital and RF/microwave electronics materials principally for the telecommunications and internet infrastructure, enterprise and military markets.

a.	Principles of Consolidation – The consolidated financial statements include the accounts of Park and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

b.

Basis of Presentation – Due to changing economic characteristics of the Company’s electronics and aerospace product lines, as well as a change in how the Company’s chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer, reviewed and managed the Company’s business in the fourth quarter of the 2018 fiscal year, the Company has divided its product lines into two reportable business segments: Aerospace and Electronics. The Aerospace segment designs, develops and manufactures advanced composite materials, primary and secondary structures and assemblies and low-volume tooling for the aerospace markets.  The Electronics segment designs, develops and manufactures high-technology digital and RF/microwave electronics materials principally for the telecommunications and internet infrastructure, enterprise and military/aerospace markets.

c.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

d.

Accounting Period – The Company’s fiscal year is the 52 or 53 week period ending the Sunday nearest to the last day of February. The 2018, 2017 and 2016 fiscal years ended on February 25, 2018, February 26, 2017 and February 28, 2016, respectively. Fiscal years 2018, 2017 and 2016 all consisted of 52 weeks.

e.

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

The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and current liabilities approximate their carrying value due to their short-term nature. Due to the variable interest rates periodically adjusting with the current LIBOR, the carrying value of outstanding borrowings under the Company’s long-term debt approximated its fair value. (See Note 10). Certain assets and liabilities of the Company are required to be recorded at fair value on either a recurring or non-recurring basis. On a recurring basis, the Company records its marketable securities at fair value using Level 1 or Level 2 inputs. (See Note 2).

The Company’s non-financial assets measured at fair value on a non-recurring basis, for purposes of calculating impairment, include goodwill and any long-lived assets written down to fair value. To measure fair value of such assets, the Company uses Level 3 inputs consisting of techniques including an income approach and a market approach. The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the discounted cash flow analysis require the exercise of significant judgment, including judgment about appropriate discount rates, terminal values, growth rates and the amount and timing of expected future cash flows. There were no transfers between levels within the fair value hierarchy during the 2018 and 2017 fiscal years.

f.

Cash and Cash Equivalents – The Company considers all money market securities and investments with contractual maturities at the date of purchase of 90 days or less to be cash equivalents. The Company had $4,983 and $29,942 in debt securities included in cash equivalents at February 25, 2018 and February 26, 2017, respectively, which were valued based on Level 2 inputs. Certain of the Company’s cash and cash equivalents are in excess of U.S. government insurance. $108,040 of the $108,231 of cash and marketable securities at February 25, 2018 were owned by certain of the Company’s wholly owned foreign subsidiaries.

The Company classified amounts required by the Credit Agreement described in Note 10 to be maintained in cash and marketable securities as restricted cash on the consolidated balance sheet at February 26, 2017.

Supplemental cash flow information:

	Fiscal Year
	2018	2017	2016

Cash paid during the year for:
Income taxes, net of refunds	$2,040	$3,648	$14,728
Interest	2,127	1,342	1,119

At February 25, 2018 and February 26, 2017, the Company held $7,513 and $22,218, respectively, of cash and cash equivalents in foreign financial institutions.

g.

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

h.

Inventories – Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company writes down its inventory for estimated obsolescence or unmarketability based upon the age of the inventory and assumptions about future demand for the Company's products and market conditions.

i.

Revenue Recognition – The Company recognizes revenues when products are shipped and title has been transferred to a customer, the sales price is fixed and determinable, and collection is reasonably assured. All material sales transactions are for the shipment of the Company’s products.

j.

Sales Allowances and Product Warranties – The Company provides for the estimated costs of sales allowances at the time such costs can be reasonably estimated. The Company’s products are made to customer specifications and tested for adherence to specifications before shipment to customers. Composite structures and assemblies may be subject to “airworthiness” acceptance by customers after receipt at the customers’ locations. There are no future performance requirements other than the products’ meeting the agreed specifications. The Company’s bases for providing sales allowances for returns are known situations in which products may have failed due to manufacturing defects in products supplied by the Company. The Company is focused on manufacturing the highest quality products and employs stringent manufacturing process controls and works with raw material suppliers who have dedicated themselves to complying with the Company's specifications and technical requirements. The amounts of returns and allowances resulting from defective or damaged products have been less than 1.0% of sales for each of the Company's last three fiscal years.

k.

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

l.

Valuation of Long-Lived Assets – The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Important factors that could trigger an impairment review include, but are not limited to, significant negative industry or economic trends and significant changes in the use of the Company's assets or strategy of the overall business. $67 of impairments of long-lived assets was recognized in 2018, no impairments of long-lived assets were identified in the 2017 or 2016 fiscal years.

m.

Goodwill and Other Intangible Assets – Goodwill is not amortized. Other intangible assets are amortized over the useful lives, which is 15 years, of the assets on a straight-line basis. The Company tests for impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. With respect to goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value is less than the carrying value. If, based on that assessment, the Company believes it is more likely than not that the fair value is less than the carrying value, a two-step goodwill impairment test is performed. The Company assesses the impairment of goodwill at least annually. The Company conducts its annual goodwill impairment test as of the first day of the fourth quarter. The Company concluded that there was no impairment in the 2018, 2017 or 2016 fiscal years.

n.

Shipping Costs – The amounts paid by the Company to third-party shippers for transporting products to customers, which are not reimbursed by customers, are classified as selling expenses. The shipping costs included in selling, general and administrative expenses were approximately $2,565, $2,354 and $2,855 for the 2018, 2017 and 2016 fiscal years, respectively.

o.

Property, Plant and Equipment – Property, plant and equipment are stated at cost less accumulated depreciation and amortization. The Company capitalizes additions, improvements and major renewals and expenses maintenance, repairs and minor renewals as incurred. Depreciation and amortization are computed principally by the straight-line method over the estimated useful lives of the assets. Machinery, equipment, furniture and fixtures are generally depreciated over 10 years. Building and leasehold improvements are generally depreciated over 25-30 years or the term of the lease, if shorter. The depreciation and amortization expenses associated with property, plant and equipment were $3,021, $3,106 and $3,369 for the 2018, 2017 and 2016 fiscal years, respectively.

p.

Income Taxes – Deferred income taxes are provided for temporary differences in the reporting of certain items, such as depreciation and undistributed earnings of foreign subsidiaries, for income tax purposes compared to financial accounting purposes. In evaluating the Company’s ability to recover the deferred tax assets within the jurisdiction from which they arise, all positive and negative evidence is considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies and results of recent acquisitions. If these estimates and assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets, resulting in additional income tax expense in the Company's Consolidated Statements of Operations, or conversely to further reduce the existing valuation allowance, resulting in less income tax expense. The Company evaluates the realizability of the deferred tax assets and assesses the need for additional valuation allowances quarterly. (See Note 4).

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

2.          MArketable Securities

The change in the U.S. tax code, as provided by the Tax Cuts and Jobs Act (“Tax Act”), has allowed the Company to repatriate its foreign accumulated income at a lower effective tax rate. In response to the Tax Act, the Company liquidated certain marketable securities and repatriated cash held by foreign subsidiaries during the fourth quarter of the 2018 fiscal year. As a result, the Company recorded losses on the sales of marketable securities of $1,342 in connection with the repatriation of cash, the prepayment of all outstanding debt under the Credit Agreement, dated as of January 15, 2016, between the Company and HSBC Bank USA, in the amount of approximately $68,500 of principal and the funding of a special cash dividend of $3.00 per share paid in February 2018.

The following is a summary of available-for-sale securities:

	February 25, 2018
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$78,361	$78,361	$-	$-
U.S. corporate debt securities	11,616	11,616	-	-
Total marketable securities	$89,977	$89,977	$-	$-

	February 26, 2017
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$111,261	$111,261	$-	$-
U.S. corporate debt securities	24,891	24,891	-	-
Total marketable securities	$136,152	$136,152	$-	$-

The following tables show the amortized cost basis, gross unrealized gains and losses and gross realized gains and losses on the Company’s available-for-sale securities:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses

February 25, 2018:
U.S. Treasury and other government securities	$80,116	$-	$1,755
U.S. corporate debt securities	11,675	-	59
Total marketable securities	$91,791	$-	$1,814

February 26, 2017:
U.S. Treasury and other government securities	$111,727	$136	$602
U.S. corporate debt securities	24,938	1	48
Total marketable securities	$136,665	$137	$650

	Fiscal Year
	2018	2017	2016

Gross realized gains on sale	$-	$-	$-

Gross realized losses on sale	$1,342	$-	$-

The estimated fair values of such securities at February 25, 2018, by contractual maturity, are shown below:

Due in one year or less	$15,429
Due after one year through five years	74,548
$89,977

3.    Other balance sheet data

Other balance sheet data consisted of the following:

	February 25,	February 26,
	2018	2017

Inventories:

Raw materials	$6,826	$5,842
Work-in-process	2,005	2,329
Finished goods	2,173	2,585
Manufacturing supplies	152	349
	$11,156	$11,105

Property, plant and equipment:

Land, buildings and improvements	$39,355	$39,822
Machinery, equipment, furniture and fixtures	127,045	129,696
	166,400	169,518
Less: accumulated depreciation and amortization	149,868	150,880
	$16,532	$18,638

Goodwill and other intangible assets:

Goodwill	$9,776	$9,776
Other intangibles	42	49
	$9,818	$9,825

Accrued liabilities:

Payroll and payroll related	$1,263	$1,361
Employee benefits	93	147
Workers' compensation	210	154
Professional fees	597	578
Restructuring (Note 8)	2,326	16
Other	892	1,161
	$5,381	$3,417

Property, Plant and Equipment – The New England Laminates Co., Inc. building in Newburgh, New York is held for sale. In the 2004 fiscal year, the Company reduced the book value of the building to zero, and the Company intends to sell it during the 2019 fiscal year.

4.	Income Taxes

The Tax Act was enacted on December 22, 2017. The Tax Act made comprehensive changes to the U.S. Tax Code, including, but not limited to, (i) reducing the U.S. corporate tax rate from 35% to 21%, (ii) changing the rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017, (iii) immediate expensing of certain qualified property, (iv) eliminating certain deductions, (v) repealing the corporate minimum tax, and (vi) changing the manner in which international operations are taxed in the U.S., including  a mandatory one-time transition tax on the accumulated untaxed earnings of foreign subsidiaries of U.S. shareholders.  Although the majority of the changes resulting from the Tax Act are effective for tax years beginning in 2018, U.S. GAAP requires that certain impacts of the Tax Act be recognized in the income tax provision in the period of enactment. The corporate tax rate reduction is effective on January 1, 2018, and under tax law, the Company’s Federal statutory tax rate for the 2018 fiscal year is a blended rate of 32.85%.

In response to the enactment of the Tax Act, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification (“ASC”) 740. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but is able to determine a reasonable estimate, the company must record the estimate in its financial statements.

Under the mandatory one-time transition tax provision, the Company incurred a current income tax expense of approximately $23,139 on its untaxed foreign earnings. In accordance with the guidelines provided by the Tax Act, the Company aggregated untaxed foreign earnings and profits and utilized participation exemption deductions and foreign tax credits in arriving at a provisional transition tax liability. Companies are permitted to pay this one-time transition tax over an eight year period.

The provisional one-time transition tax liability, after utilizing current year domestic losses of $21,887, was recorded as a current income tax payable and a non-current income tax payable of $1,751 and $20,136 respectively, and is payable over an eight year period. The Company concurrently reversed $44,309 of deferred tax liability previously accrued for untaxed foreign earnings and profits. The net impact was an income tax benefit of $18,456 recorded in the income tax (benefit) provision in the Consolidated Statements of Operations.

In connection with the enactment of the Tax Act, the Company re-measured its U.S. deferred tax assets and liabilities based on the rates at which they are expected to be realized in future tax years.  During the fourth quarter of fiscal year 2018, the Company recorded a provisional income tax provision and corresponding reduction in the net U.S. deferred tax asset of approximately $1,963.

The potential global intangible low-taxed income (“GILTI”) provisions are effective for tax years of foreign corporations beginning after December 31, 2017.  The Company has not yet made a policy election with respect to its treatment of potential GILTI.  Companies can either account for taxes on GILTI as incurred or recognize deferred taxes when basis differences exist that are expected to affect the amount of the GILTI inclusion upon reversal.  The Company is still in the process of analyzing the provisions of the Tax Act associated with GILTI and the expected impact of GILTI on the Company in the future.

While the Company was able to make a reasonable estimate of the impact of the reduction in the U.S. federal corporate tax rate and the mandatory one-time transition tax, the provisional amounts recorded could change for a variety of factors, including, but not limited to, (i) anticipated guidance from the U.S. Department of Treasury about implementing the Tax Act, (ii) potential additional guidance from the Securities and Exchange Commission related to the Tax Act, and (iii) the Company’s further assessment of the Tax Act and related regulatory guidance.

The Company is continuing to evaluate the Tax Act and its requirements, as well as its application to the Company and its impact on the Company’s effective tax rate.

The income tax (benefit) provision includes the following:

	Fiscal Year
	2018	2017	2016

Current:
Federal	$21,568	$(532)	$10,118
State and local	219	(40)	(120)
Foreign	808	3,083	3,883
	22,595	2,511	13,881

Deferred:
Federal	(42,054)	(369)	(11,273)
State and local	(52)	(590)	(205)
Foreign	46	(574)	66
	(42,060)	(1,533)	(11,412)
	$(19,465)	$978	$2,469

State income tax benefits from loss carryforwards to future years were recognized as deferred tax assets in the 2018, 2017 and 2016 fiscal years.

The Company continuously evaluates the liquidity and capital requirements of its operations in the United States and of its foreign subsidiaries. As a result of such evaluations, the Company repatriated $135,300, $6,800 and $61,000 in cash from Nelco Products Pte Ltd. in Singapore in the 2018, 2017 and 2016 fiscal years, respectively.

The Company’s pre-tax earnings from the United States and foreign locations are as follows:

	Fiscal Year
	2018	2017	2016

United States	$(8,164)	$(4,742)	$(3,331)
Foreign	9,294	15,003	23,829
Earnings before income taxes	$1,130	$10,261	$20,498

The Company’s effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

	Fiscal Year
	2018	2017	2016

Statutory U.S. Federal tax rate	32.9%	34.0%	35.0%
State and local taxes, net of Federal benefit	(13.3%)	2.4%	1.2%
Foreign tax rate differentials	(131.8%)	(24.4%)	(21.0%)
Valuation allowance on deferred tax assets	2.8%	(5.3%)	(0.2%)
Adjustment on tax accruals	17.2%	6.8%	3.3%
FIN 48 change	(44.1%)	-	-
Foreign tax credits	(31.4%)	(3.3%)	(1.1%)
U.S. Tax Reform	(1,633.4%)	-	-
Deferred tax liability on undistributed foreign earnings	-	(3.4%)	(4.5%)
Subpart F	77.2%	-	-
Permanent differences and other	1.3%	2.7%	(0.7%)
	(1,722.6%)	9.5%	12.0%

The Company had federal net operating loss carryforwards of $0 in the 2018 and 2017 fiscal years, state net operating loss carryforwards of approximately $11,430 and $16,343 in the 2018 and 2017 fiscal years, respectively, and total net foreign operating loss carryforwards of approximately $30,745 and $30,647 in the 2018 and 2017 fiscal years, respectively. The foreign net operating loss carryforwards were not utilized in the 2018 fiscal year, and the Company has set up a valuation allowance for such carryforwards. The state net operating loss carryforwards will expire in 2019 through 2038.

The Company had research and development and other credits of $0 and $47 at February 25, 2018 and February 26, 2017, respectively.

              The Company had Kansas tax credits of $225 in the 2018 and 2017 fiscal years, for which no benefit has been provided. The Company does not believe that realization of the principal portion of the Kansas tax credit or the investment tax credit carryforward is more likely than not.  The Kansas credits do not have expiration dates.  The Company had Arizona tax credits of $135 in the 2018 and 2017 fiscal years, for which no benefit has been provided.

                The deferred tax asset valuation allowance of $10,602 as of February 25, 2018 relates to foreign net operating losses and state tax credit carryforwards for which the Company does not expect to realize any tax benefit. During the 2018 fiscal year, the valuation allowance increased by $31. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities as of February 25, 2018 and February 26, 2017 were as follows:

	February 25,	February 26,
	2018	2017

Deferred tax assets:
Depreciation and amortization	$2,323	$3,740
Net operating loss carryforwards	10,809	11,049
Tax credits carryforward	360	677
Stock options	1,269	1,865
Other, net	671	282
	15,432	17,613
Valuation allowance on deferred tax assets	(10,602)	(10,571)
Total deferred tax assets, net of valuation allowance	4,830	7,042
Deferred tax liabilities:
Depreciation	(619)	(572)
Undistributed earnings	(3,200)	(47,509)
Other	(771)	(781)
Total deferred tax liabilities	(4,590)	(48,862)
Net deferred tax asset (liability)	$240	$(41,820)

On the Consolidated Balance Sheets, deferred tax assets, net of valuation allowance, of $624 at February 25, 2018 and $268 at February 26, 2017 were included in other assets.

At February 25, 2018 and February 26, 2017, the Company had gross unrecognized tax benefits of $543 and $1,041, respectively, included in other liabilities. If any portion of the unrecognized tax benefits at February 25, 2018 were recognized, the Company’s effective tax rate would change.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Unrecognized Tax Benefits
	February 25,	February 26,	February 28,
	2018	2017	2016

Balance, beginning of year	$1,024	$1,255	$1,135
Gross decreases-tax positions in prior period	(688)	(293)	-
Gross increases-current period tax positions	320	274	271
Audit settlements	-	(42)	(57)
Lapse of statute of limitations	(155)	(170)	(94)
Balance, end of year	$501	$1,024	$1,255

The amount of unrecognized tax benefits may increase or decrease in the future for various reasons, including adding or subtracting amounts for current year tax positions, expiration of statutes of limitations on open income tax years, changes in the Company’s judgment about the level of uncertainty, status of tax examinations, and legislative changes. Changes in prior period tax positions are the result of a re-evaluation of the probability of realizing the benefit of a particular tax position based on new information. It is reasonably possible that none of the unrecognized tax benefits will be recognized in the 2019 fiscal year upon the expiration of statutes of limitations.

A list of open tax years by major jurisdiction follows:

U.S. Federal	2014-2018
California	2015-2018
New York	2016-2018
France	2015-2018
Singapore	2014-2018

The Company had approximately $41 and $16 of accrued interest and penalties as of February 25, 2018 and February 26, 2017, respectively. The Company’s policy is to include applicable interest and penalties related to unrecognized tax benefits as a component of current income tax expense.

The New York State Department of Taxation has completed its examination of the Company’s tax returns for the 2012, 2013, 2014 and 2015 fiscal years with no adjustments.

5.	STOCK-BASED COMPENSATION

As of February 25, 2018, the Company had a 2002 Stock Option Plan (the “Plan”) and no other stock-based compensation plan. The Plan has been approved by the Company’s shareholders and provides for the grant of stock options to directors and key employees of the Company. All options granted under the Plan have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant, which, pursuant to the terms of the Plan, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted. Options granted under the Plan become exercisable 25% one year after the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire 10 years after the date of grant. Options to purchase a total of 1,800,000 shares of common stock were authorized for grant under the Plan. At February 25, 2018, 1,459,130 shares of common stock of the Company were reserved for issuance upon exercise of stock options under the Plan, and 573,576 options were available for future grant under the Plan.

The 2002 Stock Option Plan will terminate on May 21, 2018, and the authority to grant options under such Plan will expire on such date.  On May 8, 2018, the Board of Directors of the Company adopted the 2018 Stock Option Plan, which is similar to the 2002 Stock Option Plan, subject to shareholder approval at the Annual Meeting of Shareholders on July 24, 2018, providing, during the ten-year term of the Plan, for the grant of options, to employees, directors and consultants to the Company to purchase a total of 900,000 shares of Common Stock.

The compensation expense for stock options includes an estimate for forfeitures and is recognized on a straight-line basis over the requisite service period.

The future compensation expense to be recognized in earnings before income taxes for options outstanding at February 25, 2018 was $1,258, which is expected to be recognized ratably over a weighted average vesting period of 0.92 years.

The Company records its stock-based compensation at fair value. The weighted average fair value for options was estimated at the dates of grants, using the Black-Scholes option pricing model.

The following table represents the weighted average fair value and valuation assumptions used for options granted in the 2018, 2017 and 2016 fiscal years:

	Fiscal Year
	2018	2017	2016

Weighted average fair value per share of option grants	-	$3.15		$5.30
Risk-free interest rates	-	1.77%	1.57	-	1.86%
Expected stock price volatility	-	28.9%	27.91	-	31.71%
Expected dividend yields	-	2.23%	1.84	-	2.76%
Estimated option terms (in years)	-	5.3	5.3	-	7.9

The risk-free interest rates are based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the estimated term of the options at the date of grant. Volatility factors are based on historical volatility of the Company’s common stock. The expected dividend yields are based on the regular quarterly cash dividend per share most recently declared by the Company and on the exercise price of the options granted during the 2018 fiscal year. The estimated terms of the options are based on evaluations of the historical and expected future employee exercise behavior.

During the 2018 fiscal year, the Company recorded non-cash charges of $513 resulting from the modification of previously granted employee stock options resulting from the $3.00 per share special cash dividend paid by the Company in February 2018. Selling, general and administrative expenses in 2018 fiscal year included $1,445 of stock option expenses compared to $1,214 of such expenses in 2017 fiscal year.

Information with respect to stock option activity follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance, March 1, 2015	966,692	$22.55
Granted	379,450	17.82
Exercised	(2,500)	19.91
Terminated or expired	(117,250)	21.53
Balance, February 28, 2016	1,226,392	$21.19
Granted	1,250	14.07
Exercised	-	-
Terminated or expired	(157,113)	21.66
Balance, February 26, 2017	1,070,529	$21.08
Granted	-	-
Exercised	(6,900)	13.36
Terminated or expired	(178,075)	22.55
Balance, February 26, 2017	885,554	$17.55	5.00	$-
Vested and exercisable, February 26, 2017	689,317	$18.00	4.38	$-
Expected to vest, February 26, 2017	832,421	$17.55	5.00	$-

The aggregate intrinsic values realized (the market value of the underlying shares on the date of exercise, less the exercise price, times the number of shares acquired) from the exercise of options during the 2018, 2017 and 2016 fiscal years were $44, $0 and $4, respectively.

A summary of the status of the Company’s non-vested options at February 25, 2018, and changes during the fiscal year then ended, is presented below:

	Shares Subject to Options	Weighted Average Grant Date Fair Value

Non-vested, beginning of year	308,312	$6.09
Granted	-	-
Vested	(93,112)	5.17
Terminated or expired	(18,962)	6.13
Non-vested, end of year	196,238	$6.09

6.	SHAREHOLDERS’ EQUITY

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

During the 2016 fiscal year, the Company purchased 599,832 shares pursuant to the above authorizations at an aggregate purchase price of $12,187. As a result, the Company is authorized to purchase up to a total of 1,531,412 shares of its common stock, representing approximately 7.6% of the Company’s 20,234,671 total outstanding shares as of the close of business on May 4, 2018.

Reserved Common Shares – At February 25, 2018, 1,459,130 shares of common stock were reserved for issuance upon exercise of stock options.

Accumulated Other Comprehensive Earnings – Accumulated balances related to each component of other comprehensive earnings were as follows:

	February 25, 2018	February 26, 2017

Currency translation adjustment	$1,310	$1,360
Unrealized gains (losses) on investments, net of taxes of $(635) and $(180), respectively	(1,179)	(334)
Accumulated balance	$131	$1,026

7.	EARNINGS PER SHARE

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

The following table sets forth the calculation of basic and diluted earnings per share:

	Fiscal Year
(Amounts in thousands, except per share amounts)	2018	2017	2016

Net earnings	$20,595	$9,283	$18,029

Weighted average common shares outstanding for basic EPS	20,237	20,235	20,347
Net effect of dilutive options	30	4	5
Weighted average shares outstanding for diluted EPS	20,267	20,239	20,352

Basic earnings per share	$1.02	$0.46	$0.89

Diluted earnings per share	$1.02	$0.46	$0.89

Potentially dilutive stock options, which were not included in the computation of diluted earnings per share because either the effect would have been antidilutive or the options’ exercise prices were greater than the average market price of the common stock, were 606,357, 884,905 and 919,509 for the 2018, 2017 and 2016 fiscal years, respectively.

8.	restructuring charges

During the 2018 fiscal year, the Company consolidated its Nelco Products, Inc. Business Unit located in Fullerton, California and its Neltec, Inc. Business Unit located in Tempe, Arizona  and recorded restructuring charges of $4,429 in the 2018 fiscal year related to the consolidation. The Company estimates the remaining pre-tax charge in connection with the consolidation to be approximately $1,010, which the Company expects to incur primarily during the fiscal year ending February 28, 2021.

The following table sets forth the charges and accruals related to the consolidation:

	Accrued February 26, 2017	Current Period Expense	Cash Payments	Non-Cash Charges	Accrual February 25, 2018	Total Expense For 52 Weeks Ended February 25, 2018	Total Expected Costs
Facility Lease Costs	$-	$2,749	$(511)	$-	$2,238	2,749	$2,749
Severance Costs	-	1,081	(1,081)	-	-	1,081	1,081
Equipment Removal	-	-	-	-	-	-	700
Other	-	599	(595)	(67)	(63)	599	970
Total Restructuring Plan	$-	$4,429	$(2,187)	$(67)	$2,175	$4,429	$5,500

The Company recorded additional restructuring charges of $447 and $313 in the 2018 and 2017 fiscal years, respectively, related to the closure in the 2009 fiscal year of the Company’s New England Laminates Co., Inc. business unit located in Newburgh, New York. The New England Laminates Co., Inc. building in Newburgh, New York is held for sale. In the 2004 fiscal year, the Company reduced the book value of the building to zero, and the Company intends to sell it during the 2019 fiscal year.

The Company recorded additional restructuring charges of $146 and $0 in the 2018 and 2017 fiscal years, respectively, related to the closure in the 2012 fiscal year of the Company’s Park Advanced Composite Materials, Inc. business unit located in Waterbury, Connecticut.

9.	Employee Benefit Plans

Profit Sharing Plan – The Company and certain of its subsidiaries have a non-contributory profit sharing retirement plan covering substantially all full-time employees in the United States. The plan may be modified or terminated at any time, but in no event may any portion of the contributions revert back to the Company. The Company's estimated contributions are accrued at the end of each fiscal year and paid to the plan in the subsequent fiscal year. The Company’s contributions to the plan were $74 and $212 for fiscal years 2017 and 2016, respectively. The contribution for fiscal year 2018 has not been determined or paid. Contributions are discretionary and may not exceed the amount allowable as a tax deduction under the Internal Revenue Code.

Savings Plan – The Company also sponsors a 401(k) savings plan, pursuant to which the contributions of employees of certain subsidiaries were partially matched by the Company in the amounts of $75, $101 and $112 in the 2018, 2017 and 2016 fiscal years, respectively.

10.	LONG-TERM DEBT

On January 15, 2016, the Company entered into a three-year revolving credit facility agreement (the “Credit Agreement”) with HSBC Bank USA, National Association (“HSBC Bank”).   This Credit Agreement replaced the Amended Credit Agreement that the Company entered into with PNC Bank in February 2014. The Credit Agreement provided for loans up to $75,000 and letters of credit up to $2,000.

On January 3, 2018, in connection with the Company’s prepayment of the entire loan balance, the Company terminated the Credit Agreement. The prepayment was made with the Company’s cash and cash equivalents, marketable securities and restricted cash. In connection with the termination of the Credit Agreement, the Company expensed the remaining deferred financing costs of $144 in the fourth quarter of fiscal year ended February 25, 2018.

Interest expense recorded under both the PNC Bank Amended Credit Agreement and the Credit Agreement was approximately $2,269, $1,432 and $1,365 during the 2018, 2017 and 2016 fiscal years, respectively, which is included in interest expense on the Consolidated Statements of Operations. In addition, the Company accelerated the deferred financing costs of $292 which related to the PNC Bank Amended Credit Agreement that was recorded as interest expense in the fourth quarter of the 2016 fiscal year.

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

These non-cancelable leases have the following payment schedule:

Fiscal Year	Amount

2019	$1,939
2020	1,883
2021	1,261
2022	338
2023	204
Thereafter	2,539
$8,164

Rental expenses, inclusive of real estate taxes and other costs, were $2,362, $2,018 and $2,774 for the 2018, 2017 and 2016 fiscal years, respectively.

12.	CONTINGENCIES

Litigation

The Company is subject to a small number of immaterial proceedings, lawsuits and other claims related to environmental, employment, product and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes in these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters. The Company believes that the ultimate disposition of such proceedings, lawsuits and claims will not have a material adverse effect on the liquidity, capital resources, business or consolidated results of operations or financial position of the Company.

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

The total costs incurred by the Company and its subsidiaries in connection with these sites, including legal fees incurred by the Company and its subsidiaries and their assessed share of remediation costs and excluding amounts expected to be reimbursed by insurance carriers, were approximately $7, $0 and $2 in the 2018, 2017 and 2016 fiscal years, respectively. The Company had no recorded liabilities for environmental matters for the 2018, 2017 and 2016 fiscal years.

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

Financial information regarding the Company’s operations by geographic region is as follows:

	Fiscal Year
	2018	2017	2016

Sales:
North America	$67,321	$60,949	$75,215
Asia	35,802	44,613	61,264
Europe	8,073	9,047	9,376
Total sales	$111,196	$114,609	$145,855

Long-lived assets:
North America	$20,046	$20,794	$22,846
Asia	7,483	8,440	9,478
Europe	226	214	268
Total long-lived assets	$27,755	$29,448	$32,592

14.	Customer and Supplier Concentrations

Customers – Sales to TTM Technologies Inc. were 14.9%, 16.2% and 13.8% of the Company’s total worldwide sales in the 2018, 2017 and 2016 fiscal years, respectively.  Sales to General Electric Company were 11.0% of the Company’s total worldwide sales in the 2018 fiscal year.

While no other customer accounted for 10% or more of the Company's total worldwide sales in the 2018, 2017 or 2016 fiscal years, the loss of a major customer or of a group of customers could have a material adverse effect on the Company's business or consolidated results of operations or financial position.

Sources of Supply – The principal materials used in the manufacture of the Company's high-technology printed circuit materials and advanced composite materials, structures and assemblies are specially manufactured copper foil, fiberglass cloth and synthetic reinforcements, and specially formulated resins and chemicals. Although there is a limited number of qualified suppliers of these materials, the Company has nevertheless identified alternate sources of supply for many of such materials. While the Company has not experienced significant problems in the delivery of these materials and considers its relationships with its suppliers to be strong, a disruption of the supply of material from a principal supplier could adversely affect the Company's business. Furthermore, substitutes for these materials are not readily available, and an inability to obtain essential materials, if prolonged, could materially adversely affect the Company’s business.

15.	INFORMATION ON BUSINESS SEGMENTS

The Company operates in two business segments: Aerospace and Electronics. As reviewed by the Company’s chief operating decision maker, the Company evaluates the performance of each segment based on operating income.  Operating income for each business segment includes corporate expenses that are directly allocable to such segment and the Company allocates depreciation and amortization directly to each segment.  Accounts receivable, inventory, property and equipment, goodwill and intangible assets are the primary assets identified by segment. The accounting policies for segment reporting are the same for the Company as a whole and transactions between the two operating segments are not material.

Aerospace - Aerospace designs, develops and manufactures advanced composite materials, primary and secondary structures and assemblies and low-volume tooling for the aerospace markets.

Electronics - designs, develops and manufactures high-technology digital and RF/microwave printed circuit materials principally for the telecommunications and internet infrastructure, enterprise and military/aerospace markets.

Selected Financial Data by Business Segment:

	Fiscal Year Ended
	February 25,	February 26,	February 28,
	2018	2017	2016
Net Sales:
Electronics	$70,966	$82,517	$107,009
Aerospace	40,230	32,092	38,846
Total Sales	111,196	114,609	145,855

Segment Operating Income:
Electronics	$8,171	$14,020	$25,573
Aerospace	10,229	6,893	7,358
Total Segment Operating Income	18,400	20,913	32,931

Corporate and Other Expenses	(7,113)	(7,301)	(7,832)
Depreciation - Electronics	(1,091)	(1,413)	(1,635)
Depreciation - Aerospace	(1,764)	(1,751)	(1,745)
Depreciation - Other	(104)	(146)	(178)
Non-recurring Costs - Electronics	(4,781)	-	-
Non-recurring Costs - Other	(2,967)	(313)	(827)
Net Interest Income (Expense)	550	272	(216)
	(17,270)	(10,652)	(12,433)

Income Before Income Taxes	$1,130	$10,261	$20,498

(Amounts in thousands)	Fiscal Year Ended
	February 25, 2018	February 26, 2017

Total Assets
Electronics	$28,062	$29,561
Aerospace	29,828	27,988
Corporate	111,133	251,029
Total Assets	$169,023	$308,578

16.	ACCOUNTING PRONOUNCEMENTS

Recently Issued

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, to reduce the diversity that exists in the classification and presentation of changes in restricted cash in the statement of cash flows.  The new standard is effective for fiscal years beginning after December 15, 2017 and the interim periods within those fiscal years.  The Company has concluded that this guidance will not have a significant impact on its consolidated cash flows and disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments, to reduce the diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The new standard is effective for fiscal years beginning after December 15, 2017 and the interim periods within those fiscal years. The Company has concluded that this guidance will not have a significant impact on its consolidated cash flows and disclosures..

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, intended to improve the recognition and measurement of financial instruments, effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company has concluded that this guidance will not have a significant impact on its consolidated cash flows and disclosures.

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

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

Selected Quarterly Financial Data (Unaudited)

(Amounts in thousands, except per share amounts)

	Quarter
	First	Second	Third	Fourth

Fiscal 2018:

Net sales	$27,417	$29,836	$26,139	$27,804
Gross profit	6,322	7,177	6,070	6,890

Net earnings	1,394	520	716	17,965

Basic net earnings per share	$0.07	$0.03	$0.04	$0.89
Diluted net earnings per share	$0.07	$0.03	$0.04	$0.88

Weighted average common shares outstanding:
Basic	20,235	20,236	20,237	20,238
Diluted	20,244	20,250	20,261	20,311

Fiscal 2017:

Net sales	$31,490	$29,058	$26,462	$27,599
Gross profit	8,787	7,234	6,634	7,386

Net earnings	2,950	1,981	1,875	2,477

Basic net earnings per share	$0.15	$0.10	$0.09	$0.12
Diluted net earnings per share	$0.15	$0.10	$0.09	$0.12

Weighted average common shares outstanding:
Basic	20,235	20,235	20,235	20,235
Diluted	20,235	20,235	20,235	20,253

Earnings per share are computed separately for each quarter. Therefore, the sum of such quarterly per share amounts may differ from the total for each year.

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.            CONTROLS AND PROCEDURES.

(a)    Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of February 25, 2018, the end of the fiscal year covered by this annual report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such fiscal year, the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 25, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control–Integrated Framework (2013). Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of February 25, 2018.

The independent registered public accounting firm that audited the Company’s 2018 fiscal year consolidated financial statements included in this Annual Report on Form 10-K has issued an audit report on the Company’s internal control over financial reporting as of February 25, 2018. That report appears in Item 9A(c) below.

(c)     Report of Independent Registered Public Accounting Firm.

The Board of Directors and Shareholders of
Park Electrochemical Corp.

Opinion on Internal Control over Financial Reporting

We have audited Park Electrochemical Corp. and subsidiaries’ (the “Company”) internal control over financial reporting as of February 25, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 25, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the consolidated balance sheets and the related statements of operations, comprehensive earnings, stockholders’ equity, and cash flows of the Company, and the related notes and financial statement schedule listed in the index at item 15, and our report dated May 11, 2018, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ CohnReznick LLP

Jericho, New York

May 11, 2018

(d)     Changes in Internal Control Over Financial Reporting.

Due to changing economic characteristics of the electronics and aerospace product lines, as well as how the Company’s chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer, reviewed and managed the Company’s business in the fourth quarter of the 2018 fiscal year, the Company has divided its product lines into two reportable business segments: Aerospace and Electronics.  Information on revenue and operating income for each business segment included corporate expenses that are directly allocable to such segment, and the Company allocates depreciation and amortization directly to each segment.

There has not been any other change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of the fiscal year to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this item (except for information as to the Company's executive officers, which information appears elsewhere in this Report) is incorporated by reference to the Company's definitive proxy statement for the 2018 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION.

The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2018 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2018 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2018 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

This information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2018 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
		Page

	(a) Documents filed as a part of this Report:

	(1) Financial Statements:

	The following Consolidated Financial Statements of the Company are included in Part II, Item 8:

	Report of Independent Registered Public Accounting Firm	45

	Balance Sheets	46

	Statements of Operations	47

	Statements of Comprehensive Earnings	48

	Statements of Shareholders' Equity	49

	Statements of Cash Flows	50

	Notes to Consolidated Financial Statements (1-16)	51

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

Date: May 11, 2018	PARK ELECTROCHEMICAL CORP.

By: /s/ Brian E. Shore
Brian E. Shore,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian E. Shore Brian E. Shore	Chairman of the Board, Chief Executive Officer and Director (principal executive officer)	May 11, 2018

/s/ P. Matthew Farabaugh P. Matthew Farabaugh	Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	May 11, 2018

/s/ Dale Blanchfield Dale Blanchfield	Director	May 11, 2018
/s/ Emily J. Groehl Emily J. Groehl	Director	May 11, 2018
/s/ Carl W. Smith Carl W. Smith /s/ Steven T. Warshaw Steven T. Warshaw	Director Director	May 11, 2018 May 11, 2018

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Column C
Column A	Column B	Additions		Column D	Column E

Description	Balance at Beginning of Period	Costs and Expenses	Other	Reductions	Balance at End of Period

DEFERRED INCOME TAX ASSET VALUATION ALLOWANCE:

52 weeks ended February 25, 2018	$10,571,000	$31,000	$-	$-	$10,602,000
52 weeks ended February 26, 2017	$11,115,000	$-	$-	$(544,000)	$10,571,000
52 weeks ended February 28, 2016	$11,887,000	$29,100	$-	$(801,100)	$11,115,000

			Column D
Column A	Column B	Column C	Other		Column E

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Accounts Written Off (A)	Translation Adjustment	Balance at End of Period

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

52 weeks ended February 25, 2018	$294,000	$(8,000)	$(27,000)	$-	$259,000
52 weeks ended February 26, 2017	$324,000	$(27,000)	$(3,000)	$-	$294,000
52 weeks ended February 28, 2016	$396,000	$(2,000)	$(70,000)	$-	$324,000

(A) Uncollectible amounts, net of recoveries

EXHIBIT INDEX

Exhibit Numbers	Description

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

10.2(a)

Addendum dated June 12, 2000 to Lease dated December 12, 1989 between Nelco Products, Inc. and James Emmi regarding real property located at 1100 East Kimberly Avenue, Anaheim, California (see Exhibits 10.1 and 10.2 hereto) (Reference is made to Exhibit 10.2(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2017, Commission File No. 1-4415, which is incorporated herein by reference.)

Exhibit Numbers	Description

10.2(b)	Letter dated December 30, 2009 from Nelco Products, Inc. to James Emmi of Kimberly Development Co. exercising options to extend two Leases dated December 12, 1989 between Nelco Products, Inc. and James Emmi regarding real properties located at 1100 and 1107 East Kimberly Avenue, Anaheim, California (see Exhibits 10.1 and 10.2 hereto) (Reference is made to Exhibit 10.2(b) of the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2017, Commission File No. 1-4415, which is incorporated herein by reference.)

10.2(c)	Letter dated July 14, 2010 from Kimberly Development Corp. to Nelco Products, Inc. granting two additional options to extend two Leases dated December 12, 1989 between Nelco Products, Inc. and James Emmi regarding real properties located at 1100 and 1107 East Kimberly Avenue, Anaheim, California (see Exhibits 10.1 and 10.2 hereto) (Reference is made to Exhibit 10.2(c) of the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2017, Commission File No. 1-4415, which is incorporated herein by reference.

10.2(d)	Letter dated February 10, 2015 from Nelco Products, Inc. to James Emmi of Kimberly Development Co. exercising options to extend two Leases dated December 12, 1989 between Nelco Products, Inc. and James Emmi regarding real properties located at 1100 and 1107 East Kimberly Avenue, Anaheim, California (see Exhibits 10.1 and 10.2 hereto) (Reference is made to Exhibit 10.2(d) of the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2017, Commission File No. 1-4415, which is incorporated herein by reference.)

10.3

Lease Agreement dated August 16, 2003, between Nelco Products, Inc. and TCLW/Fullerton regarding real property located at 1411 E. Orangethorpe Avenue, Fullerton, California (Reference is made to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2017, Commission File No. 1-4415, which is incorporated herein by reference)

10.3(a)	Standard Lease Addendum dated April 22, 2015 between Nelco Products, Inc. and TCLW/Fullerton granting extension of Lease Agreement dated August 16, 2003 (see Exhibit 10.3 hereto) between Nelco Products, Inc. and TCLW/Fullerton regarding real property located at 1411 E. Orangethorpe Avenue, Fullerton, California (Reference is made to Exhibit 10.3(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2017, Commission File No. 1-4415, which is incorporated herein by reference)

Exhibit Numbers	Description

10.3(b)

First Amendment to Lease dated May 5, 2015 to Lease Agreement dated August 16, 2003 (see Exhibit 10.3 hereto) between Nelco Products, Inc. and TCLW/Fullerton regarding real property located at 1411 E. Orangethorpe Avenue, Fullerton, California (Reference is made to Exhibit 10.3(b) of the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2017, Commission File No. 1-4415, which is incorporated herein by reference)

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

10.4(b)	Offer of Further Term of Lease dated March 23, 2011 between Nelco Products Pte. Ltd. and the Jurong Town Corporation and amendment dated March 24, 2011 offering extension of the Lease dated May 26, 1982 between Nelco Products Pte. Ltd. (lease was originally entered into by Kiln Tech-nique (Private) Limited, which subsequently assigned this lease to Nelco Products Pte. Ltd.) and the Jurong Town Corporation (see Exhibit 10.4 hereto) regarding real property located at 4 Gul Crescent, Jurong, Singapore (Reference is made to Exhibit 10.4(b) of the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2017, Commission File No. 1-4415, which is incorporated herein by reference)

Exhibit Numbers	Description

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

10.5(d)	Addendum to Lease, dated February 28, 2011 between Neltec, Inc. and NZ Properties, Inc. granting a five year extension and options for an additional three five year extensions of the Lease dated December 12, 1990 (see Exhibit 10.5 hereto) between Neltec, Inc. and NZ Properties, Inc. regarding real property located at 1420 W. 12th Place, Tempe, Arizona (Reference is made to Exhibit 10.5(d) of the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2017, Commission File No. 1-4415, which is incorporated herein by reference.)

10.6

Airport Ground Lease Agreement, dated October 15, 2007 between Park Aerospace Materials, Corp. and The Board of Commissioners of Harvey County, Kansas and the City of Newton, Kansas regarding real property located at the Newton City/County Airport (Reference is made to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2017, Commission File No. 1-4415, which is incorporated herein by reference)

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

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)

Exhibit Numbers	Description

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended February 25, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at February 25, 2018 and February 26, 2017, (ii) Consolidated Statements of Operations for the years ended February 25, 2018, February 26, 2017 and February 28, 2016 (iii) Consolidated Statements of Comprehensive Earnings for the years ended February 25, 2018, February 26, 2017 and February 28, 2016 (iv) Consolidated Statements of Shareholders’ Equity for the years ended February 25, 2018, February 26, 2017 and February 28, 2016 and (iv) Consolidated Statements of Cash Flows for the years ended February 25, 2018, February 26, 2017 and February 28, 2016 .*+

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