Form 10-Q
period 2018-05-27
PARK ELECTROCHEMICAL CORP
filed 2018-06-28
CIK 76267

DRAFT 06/20/18

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 27, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,244,558 as of June 27, 2018.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	May 27, 2018 (unaudited)	February 25, 2018*
ASSETS
Current assets:
Cash and cash equivalents	$16,637	$18,254
Marketable securities (Note 3)	89,414	89,977
Accounts receivable, less allowance for doubtful accounts of $257 and $259, respectively	21,296	19,762
Inventories (Note 4)	12,639	11,156
Prepaid expenses and other current assets	2,417	2,119
Total current assets	142,403	141,268

Property, plant and equipment, net	15,830	16,532
Goodwill and other intangible assets	9,818	9,818
Other assets	1,405	1,405
Total assets	$169,456	$169,023

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,486	$4,025
Accrued liabilities	5,765	5,381
Income taxes payable	2,821	2,821
Total current liabilities	13,072	12,227

Non-current income taxes payable (Note 10)	18,594	20,364
Deferred income taxes (Note 10)	628	628
Other liabilities	543	543
Total liabilities	32,837	33,762

Commitments and contingencies (Note 13)

Shareholders' equity (Note 9):
Common stock	2,096	2,096
Additional paid-in capital	169,198	169,011
Accumulated deficit	(19,954)	(21,099)
Accumulated other comprehensive earnings	96	131
	151,436	150,139
Less treasury stock, at cost	(14,817)	(14,878)
Total shareholders' equity	136,619	135,261
Total liabilities and shareholders' equity	$169,456	$169,023

*The balance sheet at February 25, 2018 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	13 Weeks Ended (Unaudited)
	May 27,	May 28,
	2018	2017

Net sales	$31,102	$27,417
Cost of sales	22,594	21,095
Gross profit	8,508	6,322
Selling, general and administrative expenses	4,819	4,727
Restructuring charges (Note 7)	183	1,361
Earnings from operations	3,506	234
Interest expense (Note 5)	-	510
Interest and other income	340	749
Earnings before income taxes	3,846	473
Income tax provision/(benefit) (Note 10)	678	(921)
Net earnings	$3,168	$1,394

Earnings per share (Note 8):
Basic earnings per share	$0.16	$0.07
Basic weighted average shares	20,242	20,235

Diluted earnings per share	$0.16	$0.07
Diluted weighted average shares	20,296	20,244

Dividends declared per share	$0.10	$0.10

See Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts in thousands)

	13 Weeks Ended (Unaudited)
	May 27,	May 28,
	2018	2017

Net earnings	$3,168	$1,394
Other comprehensive loss, net of tax:
Foreign currency translation	(19)	(31)
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	-	3
Less: reclassification adjustment for gains included in net earnings	-	(69)
Unrealized losses on marketable securities:
Unrealized holding losses arising during the period	(17)	(117)
Less: reclassification adjustment for losses included in net earnings	1	24
Other comprehensive loss	(35)	(190)
Total comprehensive earnings	$3,133	$1,204

See Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	13 Weeks Ended (Unaudited)
	May 27,	May 28,
	2018	2017
Cash flows from operating activities:
Net earnings	$3,168	$1,394
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	704	807
Stock-based compensation	201	240
Amortization of bond premium	22	44
Changes in operating assets and liabilities	(4,354)	65
Net cash (used in) provided by operating activities	(259)	2,550

Cash flows from investing activities:
Purchases of property, plant and equipment	(13)	(105)
Purchases of marketable securities	(2,484)	(75,504)
Proceeds from sales and maturities of marketable securities	3,091	20,700
Net cash provided by (used in) investing activities	594	(54,909)

Cash flows from financing activities:
Dividends paid	(2,023)	(2,023)
Proceeds from exercise of stock options	47	6
Payments of long-term debt	-	(750)
Net cash used in financing activities	(1,976)	(2,767)

Decrease in cash and cash equivalents before effect of exchange rate changes	(1,641)	(55,126)
Effect of exchange rate changes on cash and cash equivalents	24	1
Decrease in cash and cash equivalents	(1,617)	(55,125)
Cash and cash equivalents, beginning of period	18,254	102,438
Cash and cash equivalents, end of period	$16,637	$47,313

Supplemental cash flow information:
Cash paid during the period for income taxes, net of refunds	$2,442	$-
Cash paid during the period for interest	$-	$293

See Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share (unless otherwise stated), per share and option amounts)

1. CONSOLIDATED FINANCIAL STATEMENTS

The Condensed Consolidated Balance Sheet as of May 27, 2018, the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Earnings for the 13 weeks ended May 27, 2018 and May 28, 2017, and the Condensed Consolidated Statements of Cash Flows for the 13 weeks then ended have been prepared by Park Electrochemical Corp. (the “Company”), without audit. In the opinion of management, these unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at May 27, 2018 and the results of operations and cash flows for all periods presented. The Consolidated Statements of Operations are not necessarily indicative of the results to be expected for the full fiscal year or any subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2018. There have been no significant changes to such accounting policies during the 13 weeks ended May 27, 2018.

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

The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and any long-lived assets written down to fair value. To measure fair value of such assets, the Company uses Level 3 inputs consisting of techniques including an income approach and a market approach. The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the discounted cash flow analysis require the exercise of significant judgment, including judgment about appropriate discount rates, terminal values, growth rates and the amount and timing of expected future cash flows. There were no transfers between levels within the fair value hierarchy during the 13 weeks ended May 27, 2018 and May 28, 2017. With respect to goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that fair value is less than carrying value. If, based on that assessment, the Company believes it is more likely than not that fair value is less than carrying value, a goodwill impairment test is performed. There have been no changes in events or circumstances which required impairment charges to be recorded during the 13 weeks ended May 27, 2018.

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

The following is a summary of available-for-sale securities:

	May 27, 2018
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$76,306	$76,306	$-	$-
U.S. corporate debt securities	13,108	13,108	-	-
Total marketable securities	$89,414	$89,414	$-	$-

	February 25, 2018
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$78,361	$78,361	$-	$-
U.S. corporate debt securities	11,616	11,616	-	-
Total marketable securities	$89,977	$89,977	$-	$-

The following table shows the amortized cost basis of, and gross unrealized gains and losses on, the Company’s available-for-sale securities:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses

May 27, 2018:
U.S. Treasury and other government securities	$78,101	$-	$1,795

U.S. corporate debt securities	13,152	-	44
Total marketable securities	$91,253	$-	$1,839

February 25, 2018:
U.S. Treasury and other government securities	$80,116	$-	$1,755

U.S. corporate debt securities	11,675	-	59
Total marketable securities	$91,791	$-	$1,814

The estimated fair values of such securities at May 27, 2018 by contractual maturity are shown below:

Due in one year or less	$24,014
Due after one year through five years	65,400
$89,414

4. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company writes down its inventory for estimated obsolescence or unmarketability based upon the age of the inventory and assumptions about future demand for the Company’s products and market conditions. Inventories consisted of the following:

	May 27,	February 25,
	2018	2018

Inventories:

Raw materials	$6,940	$6,826
Work-in-process	2,642	2,005
Finished goods	2,931	2,173
Manufacturing supplies	126	152
	$12,639	$11,156

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

Interest expense recorded under the Credit Agreement was $0 and $510 during the 13-week periods ended May 27, 2018 and May 28, 2017, respectively.

6.   STOCK-BASED COMPENSATION

As of May 27, 2018, the Company had a 2002 Stock Option Plan (the “Plan”), and no other stock-based compensation plan. The Plan was approved by the Company’s shareholders and provided for the grant of stock options to directors and key employees of the Company. All options granted under the Plan have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant, which, pursuant to the terms of the Plan, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted. Options granted under the Plan become exercisable 25% one year after the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire 10 years after the date of grant.

The Plan terminated on May 21, 2018, and authority to grant additional options under the Plan expired on that date. All options granted under the Plan will expire in April 2028 or earlier. The Board of Directors of the Company has adopted a 2018 Stock Option Plan subject to approval by the shareholders of the Company at the Annual Meeting of Shareholders of the Company to be held on July 24, 2018.

During the 13 weeks ended May 27, 2018, the Company granted options to purchase a total of 2,650 shares of common stock to certain of its employees. The future compensation expense to be recognized in earnings before income taxes was $10 and will be recorded on a straight-line basis over the requisite service period. The fair value of the granted options was $3.66 per share using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 2.83%; expected volatility factor of 24.7%; expected dividend yield of 2.32%; and estimated option term of 5.2 years.

The risk-free interest rates were based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the estimated terms of the options at the date of the grant. Volatility factors were based on historical volatility of the Company’s common stock. The expected dividend yields were based on the regular quarterly cash dividend per share most recently declared by the Company and on the exercise price of the options granted during the 13 weeks ended May 27, 2018. The estimated term of the options was based on evaluations of the historical and expected future employee exercise behavior.

The following is a summary of option activity for the 13 weeks ended May 27, 2018:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Balance, February 25, 2018	885,554	$17.55
Granted	2,650	17.75
Exercised	(2,987)	15.80
Terminated or expired	(9,963)	17.49
Balance, May 27, 2018	875,254	$17.56	4.72
Vested and exercisable, May 27, 2018	744,917	$18.25	4.30

7. RESTRUCTURING CHARGES

During the 2018 fiscal year, the Company consolidated its Nelco Products, Inc. Business Unit located in Fullerton, California and its Neltec, Inc. Business Unit located in Tempe, Arizona. The Company estimates the remaining pre-tax charge in connection with the consolidation to be approximately $1,020, which the Company expects to incur primarily during the fiscal year ending February 28, 2021.

The Company recorded restructuring charges of $52 and $1,250 during the 13-week periods ended May 27, 2018 and May 28, 2017 respectively, related to the consolidation.

The following table sets forth the charges and accruals related to the consolidation:

	Accrual Februay 25, 2018	Current Period Charges	Cash Payments	Non-Cash Charges	Accrual May 27, 2018	Total Expense Accrued to Date	Total Expected Costs
Facility Lease Costs	$2,238	$-	$(273)	$-	$1,965	$2,749	$2,749
Severance Costs	-	-	-	-	-	1,081	1,081
Equipment Removal	-	-	-	-	-	-	700
Other	-	52	(52)	-	-	651	970
Total Restructuring Plan	$2,238	$52	$(325)	$-	$1,965	$4,481	$5,500

The Company recorded additional restructuring charges of $131 and $111 during the 13-week periods ended May 27, 2018 and May 28, 2017, respectively, related to the closure in the 2009 fiscal year of the Company’s New England Laminates Co., Inc. Business Unit located in Newburgh, New York. The New England Laminates Co., Inc. building in Newburgh, New York is held for sale. In the 2004 fiscal year, the Company reduced the book value of the building to zero, and the Company intends to sell it during the 2019 fiscal year.

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

The following table sets forth the calculation of basic and diluted earnings per share:

	13 Weeks Ended
	May 27, 2018	May 28, 2017

Net earnings	$3,168	$1,394

Weighted average common shares outstanding for basic EPS	20,242,000	20,235,000
Net effect of dilutive options	54,000	9,000
Weighted average shares outstanding for diluted EPS	20,296,000	20,244,000

Basic earnings per share	$0.16	$0.07

Diluted earnings per share	$0.16	$0.07

Potentially dilutive securities, which were not included in the computation of diluted earnings per share, because either the effect would have been anti-dilutive or the options’ exercise prices were greater than the average market price of the common stock, were 544,000 and 872,000 for the 13 weeks ended May 27, 2018 and May 28, 2017, respectively.

9. SHAREHOLDERS’ EQUITY

During the 13 weeks ended May 27, 2018, the Company sold 2,987 shares of the Company’s treasury stock pursuant to the exercises of employee stock options and received proceeds of $47 from such exercises and recognized stock-based compensation expense, net of recognized tax benefits, of $201. These transactions resulted in a $187 increase in additional paid-in capital during the period.

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

On March 10, 2016, the Company announced that its Board of Directors authorized the Company’s purchase, on the open market and in privately negotiated transactions, of up to 1,000,000 additional shares of its common stock, in addition to the unused prior authorization to purchase shares of the Company’s common stock announced on January 8, 2015. As a result, the Company is authorized to purchase up to a total of 1,531,412 shares of its common stock, representing approximately 7.6% of the Company’s 20,244,558 total outstanding shares as of the close of business on June 27, 2018.

The Company did not purchase any shares of its common stock during the 13 weeks ended May 27, 2018 or during the 13 weeks ended May 28, 2017.

10. INCOME TAXES

The Company’s effective tax rate for the 13 weeks ended May 27, 2018 was 17.6% compared to negative 194.3% for the 13 weeks ended May 28, 2017. The effective tax rates for the 13 weeks ended May 27, 2018 and May 28, 2017 were lower than the United States Federal income tax rate primarily due to portions of taxable income in jurisdictions with lower effective income tax rates, larger foreign tax incentives and a reversal of a tax reserve of $688 in the 13 weeks ended May 28, 2017 related to certain foreign tax credit positions taken in prior years.

The Company continuously evaluates the liquidity and capital requirements of its operations in the United States and of its foreign operations. As a result of such evaluations, the Company repatriated $5,750, $135,300 and $6,800 in cash from the Company’s subsidiary in Singapore in the 2019 fiscal year first quarter and in the 2018 and 2017 fiscal years, respectively.

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

Financial information regarding the Company’s operations by geographic region is as follows:

	13 Weeks Ended
	May 27, 2018	May 28, 2017

Sales:

North America	$16,644	$15,416
Asia	11,431	10,033
Europe	3,027	1,968
Total sales	$31,102	$27,417

	May 27, 2018	February 25, 2018
Long-lived assets:

North America	$19,617	$20,046
Asia	7,230	7,483
Europe	206	226
Total long-lived assets	$27,053	$27,755

12. INFORMATION ON BUSINESS SEGMENTS

The Company operates in two business segments: Aerospace and Electronics. As reviewed by the Company’s chief operating decision maker, the Company evaluates the performance of each segment based on operating income. Operating income for each business segment includes corporate expenses that are directly allocable to such segment, and the Company allocates depreciation and amortization directly to each segment. Accounts receivable, inventory, property and equipment, goodwill and intangible assets are the primary assets identified by segment. The accounting policies for segment reporting are the same for the Company as a whole and transactions between the two operating segments are not material.

Aerospace - designs, develops and manufactures advanced composite materials, primary and secondary structures and assemblies and low-volume tooling for the aerospace markets.

Electronics - designs, develops and manufactures high-technology digital and RF/microwave printed circuit materials principally for the telecommunications and internet infrastructure, enterprise and military/aerospace markets.

Selected Financial Data by Business Segment:

	13 Weeks Ended
	May 27,	May 28,
	2018	2017

Net Sales:
Electronics	$20,709	$18,691
Aerospace	10,393	8,726
Total Sales	$31,102	$27,417

Segment Operating Income:
Electronics	$3,579	$2,399
Aerospace	2,489	2,079
Total Segment Operating Income	6,068	4,478

Corporate and Other Expenses	(1,555)	(1,768)
Depreciation - Electronics	(271)	(286)
Depreciation - Aerospace	(426)	(439)
Depreciation - Other	(7)	(15)
Non-recurring Costs - Electronics	(172)	(1,250)
Non-recurring Costs - Other	(131)	(486)
Net Interest Income	340	239
	(2,222)	(4,005)

Income Before Income Taxes	$3,846	$473

	May 27, 2018	February 25, 2018

Total Assets:
Electronics	$29,868	$28,062
Aerospace	30,793	29,828
Corporate	108,795	111,133
Total Assets	$169,456	$169,023

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

Environmental Contingencies

The Company and certain of its subsidiaries have been named by the Environmental Protection Agency (the “EPA”) or a comparable state agency under the Comprehensive Environmental Response, Compensation and Liability Act (the “Superfund Act”) or similar state law as potentially responsible parties in connection with alleged releases of hazardous substances at three sites.

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

The insurance carriers which provided general liability insurance coverage to the Company and its subsidiaries for the years during which the Company’s subsidiaries’ waste was disposed at these sites have in the past reimbursed the Company and its subsidiaries for 100% of their legal defense and remediation costs associated with two of these sites.

The total costs incurred by the Company and its subsidiaries in connection with these sites, including legal fees incurred by the Company and its subsidiaries and their assessed share of remediation costs and excluding amounts expected to be reimbursed by insurance carriers, were approximately $1 and $1 during the 13 weeks ended May 27, 2018 and May 28, 2017, respectively. The Company had no recorded liabilities for environmental matters at May 27, 2018 and May 28, 2017.

The Company does not record environmental liabilities and related legal expenses for which the Company believes that it and its subsidiaries have general liability insurance coverage for the years during which the Company’s subsidiaries’ waste was disposed at two sites for which certain subsidiaries of the Company have been named as potentially responsible parties. Pursuant to such general liability insurance coverage, three insurance carriers reimburse the Company and its subsidiaries for 100% of the legal defense and remediation costs associated with the two sites.

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

14. ACCOUNTING PRONOUNCEMENTS

Recently Adopted

In November 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, to reduce the diversity that exists in the classification and presentation of changes in restricted cash in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017 and the interim periods within those fiscal years. The Company has adopted the guidance effective February 26, 2018, the first day of the 2019 fiscal year, and the adoption of this guidance did not impact its consolidated cash flows or disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to reduce the diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017 and the interim periods within those fiscal years. The Company has adopted the guidance effective February 26, 2018, the first day of the 2019 fiscal year, and the adoption of this guidance did not impact its consolidated cash flows or disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, intended to improve the recognition and measurement of financial instruments, effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has adopted the guidance effective February 26, 2018, the first day of the 2019 fiscal year, and the adoption of this guidance did not impact its consolidated cash flows or disclosures.

In May 2014, the FASB issued Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. This guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and expands the related disclosure requirements. The new standard was originally scheduled to be effective for fiscal years beginning after December 15, 2016, including interim reporting periods within those fiscal years. In August 2015, the FASB delayed the effective date of this guidance for one year. With the delay, the new standard is effective for fiscal years beginning after December 15, 2017, and interim periods therein, with an option to adopt the standard on the originally scheduled effective date. The Company has adopted the guidance effective February 26, 2018, the first day of the 2019 fiscal year, and the adoption of this guidance did not have an impact on its consolidated results of operations, cash flows, financial position or disclosures.

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

On January 4, 2018 the Company announced its decision to conduct a strategic evaluation, including the potential sale, of its high-technology digital and radio frequency/microwave printed circuit materials business.  The Company has retained Greenhill & Co., LLC as financial advisor to assist it in the strategic evaluation of the electronics business, which includes manufacturing locations in Singapore, France, California and Arizona and research and development facilities in Singapore and Arizona.

Financial Overview

The Company's total net sales worldwide in the 13 weeks ended May 27, 2018 were 13% higher than in the 13 weeks ended May 28, 2017 principally as a result of higher sales of the Company’s electronics products in Asia, North America and Europe, and higher sales of the Company’s aerospace composite materials, structures and assemblies. The Company’s total net sales worldwide in the 13 weeks ended May 27, 2018 were 12% higher than in the 13 weeks ended February 25, 2018 principally as a result of higher sales of the Company’s electronics products in Asia and higher sales of aerospace composite materials, structures and assemblies in North America.

The Company’s gross profit margin, measured as a percentage of sales, increased to 27.4% in the 13 weeks ended May 27, 2018 from 23.1% in the 13 weeks ended May 28, 2017 principally as a result of higher sales and production levels of its electronics products in Asia, North America and Europe, higher sales of aerospace composite materials, structures and assemblies and reduced costs due to the consolidation of the Company’s electronics business units in California and Arizona during the 2018 fiscal year.

The Company’s earnings from operations and net earnings were 1,398% higher and 127% higher, respectively, in the 13 weeks ended May 27, 2018 than in last fiscal year’s comparable period, primarily as a result of the aforementioned higher sales and increase in the gross profit margin and the higher costs recorded in the 13 weeks ended May 28, 2017 for the consolidation of the Company’s electronics business units in California and Arizona. Earnings from operations in the 13 weeks ended May 27, 2018 included pre-tax restructuring charges of $183,000 in connection with the aforementioned consolidation and the closure in fiscal year 2009 of the electronics facility located in Newburgh, New York and pretax advisory fees of $120,000. Earnings from operations in the 13 weeks ended May 28, 2017 included pre-tax restructuring charges of $1,361,000 in connection with the consolidation of the California and Arizona business units and the Newburgh facility closure.

The global markets for the Company’s products continue to be very difficult to forecast, and it is not clear to the Company what the demand for the Company’s products will be in the remainder of the 2019 fiscal year or beyond.

Results of Operations:

The following table provides the components of the consolidated statements of operations:

	13 Weeks Ended
	May 27,	May 28,	%
(amounts in thousands, except per share amounts)	2018	2017	Change

Net sales	$31,102	$27,417	13%
Cost of sales	22,594	21,095	7%
Gross profit	8,508	6,322	35%
Selling, general and administrative expenses	4,819	4,727	2%
Restructuring charges	183	1,361	(87)%
Earnings from operations	3,506	234	1,398%
Interest expense	-	510	(100)%
Interest and other income	340	749	(55)%
Earnings before income taxes	3,846	473	713%
Income tax (benefit) provision	678	(921)	(174)%
Net earnings	$3,168	$1,394	127%

Earnings per share:
Basic earnings per share	$0.16	$0.07	129%

Diluted earnings per share	$0.16	$0.07	129%

Net Sales

The Company’s total net sales worldwide in the 13 weeks ended May 27, 2018 increased to $31.1 million from $27.4 million in the 13 weeks ended May 28, 2017, primarily as a result of higher sales of the Company’s electronics products in Asia, North America and Europe, and higher sales of the Company’s aerospace composite materials, structures and assemblies.

The Company’s total net sales of its aerospace composite materials, structures and assemblies were $10.4 million in the 13 weeks ended May 27, 2018, or 33% of the Company’s total net sales worldwide in such period, compared to $8.7 million in the 13 weeks ended May 28, 2017, or 32% of the Company’s total net sales worldwide in such period. The Company’s total net sales of its electronics products were $20.7 million in the 13 weeks ended May 27, 2018, or 67% of the Company’s total net sales worldwide in such period, compared to $18.7 million in the 13 weeks ended May 28, 2017, or 68% of the Company’s total net sales worldwide in such period.

The Company's foreign sales were $14.5 million in the 13 weeks ended May 27, 2018, or 47% of the Company's total net sales worldwide in such period, compared to $12.0 million of foreign sales, or 44% of total net sales worldwide in last fiscal year's comparable period. The Company’s foreign sales in the 13-week period ended May 27, 2018 increased 20% from last fiscal year’s comparable period, primarily due to higher sales in North America, Asia and Europe.

In the 13 weeks ended May 27, 2018, the Company’s sales in North America, Asia and Europe were 53%, 37% and 10%, respectively, of the Company’s total net sales worldwide compared to 56%, 37% and 7%, respectively, in the 13 weeks ended May 28, 2017. The Company’s sales in North America increased 8%, its sales in Asia increased 14% and its sales in Europe increased 54% in the 13-week period ended May 27, 2018 compared to the 13-week period ended May 28, 2017.

During the 13 weeks ended May 27, 2018, the Company’s sales of its high performance electronics materials were 94% of the Company’s total net sales worldwide of electronics materials compared to 92% during the 13 weeks ended May 28, 2017.

The Company’s high performance electronics materials (non-FR4 electronics) include high-speed, low-loss materials for digital and RF/microwave applications requiring lead-free compatibility and high bandwidth signal integrity, allylated polyphenylene ether (“APPE”) materials, bismalimide triazine (“BT”) materials, polyimides for applications that demand extremely high thermal performance and reliability, cyanate esters, quartz reinforced materials, and polytetrafluoroethylene (“PTFE”) and modified epoxy materials for RF/microwave systems that operate at frequencies up to at least 79GHz.

Gross Profit

The Company’s gross profit in the 13 weeks ended May 27, 2018 was higher than the gross profit in the prior year’s comparable period, and the gross profit as a percentage of sales for the Company’s worldwide operations in the 13 weeks ended May 27, 2018 increased to 27.4% from 23.1% in the 13 weeks ended May 28, 2017, primarily due to higher sales and production levels of its electronics products in North America, Asia and Europe, higher sales and production levels of its aerospace composite materials, structures and assemblies and the benefits in the 2018 fiscal year from the consolidation of the Company’s electronics business units in California and Arizona.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $92,000 during the 13 weeks ended May 27, 2018, or by 2%, compared to last fiscal year's comparable period, and these expenses, measured as a percentage of sales, were 15.5% and 17.2% in the 13 weeks ended May 27, 2018 and May 28, 2017, respectively. The increase in such expenses during the 13 weeks ended May 27, 2018 was primarily the result of higher bonus, profit sharing and shipping expenses and higher foreign exchange losses, partially offset by lower payroll, and stock option expenses. During the 13 weeks ended May 27, 2018 selling, general and administrative expenses included advisory fees of $120,000. During the 13 weeks ended May 28, 2017, selling, general and administrative expenses included a one-time litigation expense of $375,000.

Selling, general and administrative expenses included stock option expenses of $201,000 and $240,000 for the 13 weeks ended May 27, 2018 and May 28, 2017, respectively.

Restructuring Charges

In the 13 weeks ended May 27, 2018, the Company recorded pre-tax restructuring charges of $183,000 in connection with the consolidation of the Company’s California and Arizona electronics business units and the closure in fiscal year 2009 of the New England Laminates Co., Inc. facility located in Newburgh, New York. In the 13 weeks ended May 28, 2017 the Company recorded a pre-tax restructuring charge of $1,361,000 related to the consolidation of the Company’s California and Arizona business units and the closure in fiscal year 2009 of the Newburgh facility.

Earnings from Operations

For the reasons set forth above, the Company's earnings from operations were $3.5 million for the 13 weeks ended May 27, 2018, which included the aforementioned restructuring charge of $183,000 and the advisory fees of $120,000, compared to $0.2 million for the 13 weeks ended May 28, 2017, which included the aforementioned restructuring charge of $1,361,000 and the one-time litigation expense of $375,000.

Interest Expense

Interest expense in the 13 weeks ended May 28, 2017 related to the Company’s outstanding borrowings under the three-year revolving credit facility agreement, as amended, that the Company entered into with HSBC Bank in the fourth quarter of the 2016 fiscal year. On January 3, 2018, the Company voluntarily prepaid the remaining loan balance of $68.5 million and terminated the credit facility agreement. See “Liquidity and Capital Resources” elsewhere in this Item 2 and Note 5 of the Notes to Consolidated Financial Statements included in this Report for additional information.

Interest Income

Interest income was $340,000 and $749,000 for the 13 weeks ended May 27, 2018 and May 28, 2017, respectively. Interest income decreased 55% for the 13 weeks ended May 27, 2018, primarily as a result of lower average balances of marketable securities held by the Company in the 13 weeks ended May 27, 2018 compared to last fiscal year's comparable period, the repayment of the entire loan balance with HSBC Bank and the $3.00 per share special dividend paid during the fourth quarter of the 2018 fiscal year. During the 13 weeks ended May 27, 2018, the Company earned interest income principally from its investments, which were primarily in short-term instruments and money market funds.

Income Tax Provision

The Company's effective income tax rate for the 13 weeks ended May 27, 2018 was 17.6% compared to negative 194.3% for the 13 weeks ended May 28, 2017. The effective tax rate for the 13 weeks ended May 27, 2018 was higher than the effective tax rate for the 13 weeks ended May 28, 2017, primarily due to the the reversal of a tax reserve of $688,000 in the 13 weeks ended May 28, 2017.

Net Earnings

For the reasons set forth above, the Company's net earnings for the 13 weeks ended May 27, 2018 were $3.2 million, including the pre-tax restructuring charge and the pretax advisory fees described above, compared to net earnings of $1.4 million for the 13 weeks ended May 28, 2017, including the pre-tax restructuring charge and one-time litigation expense described above.

Basic and Diluted Earnings Per Share

Basic and diluted earnings per share for the 13 weeks ended May 27, 2018 were $0.16, including the pretax restructuring charges and the pretax advisory fees described above, compared to basic and diluted earnings per share of $0.07 for the 13 weeks ended May 28, 2017, including the pretax restructuring charges and the one-time litigation expense described above. The net impact of the items described above was to reduce basic and diluted earnings per share by $0.01 and $0.05 in the 13 weeks ended May 27, 2018 and May 28, 2017, respectively.

Business Segment Results of Operations:

The Company operates in two business segments: Electronics and Aerospace. Operating profit for each business segment includes corporate expenses that are directly allocable to such segment.

	13 Weeks Ended		52 Weeks Ended

(Amounts in thousands)	May 27, 2018	May 28, 2017	February 25, 2018
Net Sales:
Electronics	$20,709	$18,691	$70,966
Aerospace	10,393	8,726	40,230
Total Sales	31,102	27,417	111,196

Segment Operating Income:
Electronics	$3,579	$2,399	$8,171
Aerospace	2,489	2,079	10,229
Total Segment Operating Income	6,068	4,478	18,400

Corporate and Other Expenses	(1,555)	(1,768)	(7,113)
Depreciation - Electronics	(271)	(286)	(1,091)
Depreciation - Aerospace	(426)	(439)	(1,764)
Depreciation - Other	(7)	(15)	(104)
Non-recurring Costs	(303)	(1,736)	(7,748)
Net Interest Income	340	239	550
	(2,222)	(4,005)	(17,270)

Income Before Income Taxes	$3,846	$473	$1,130

Electronics:

The electronics segment designs, develops and manufactures high-technology digital and RF/microwave electronics materials principally for the telecommunications and internet infrastructure, enterprise and military/aerospace markets.

	13 Weeks Ended
(Amounts in thousands)	May 27, 2018	May 28, 2017
Electronics
Net Sales	$20,709	$18,691
Operating Income	3,579	2,399

The Company’s total net sales of its electronics products were $20.7 million in the 13 weeks ended May 27, 2018. Electronics materials sales increased $2.0 million for the 13 weeks ended May 27, 2018, or 11%, compared to the 13 weeks ended May 28, 2017. The increase in sales was due to growing demand in North America, Asia and Europe for the Company’s recently introduced products, which are used by OEMs in the manufacture of equipment for the internet and telecommunications infrastructure.

Electronics operating income increased $1.2 million for the 13 weeks ended May 27, 2018, or 49%, compared to the 13 weeks ended May 28, 2017. The increase in operating profit was due to the increased sales mentioned above and the elimination of duplicate costs in the U.S.

Aerospace:

The aerospace segment designs, develops and manufactures advanced composite materials, primary and secondary structures and assemblies and low-volume tooling for the aerospace markets.

	13 Weeks Ended
(Amounts in thousands)	May 27, 2018	May 28, 2017
Aerospace
Net Sales	$10,393	$8,726
Operating Income	2,489	2,079

The Company’s total net sales of its aerospace composite materials, structures and assemblies were $10.4 million in the 13 weeks ended May 27, 2018. Aerospace composite materials, structures and assemblies sales increased $1.7 million for the 13 weeks ended May 27, 2018, or 19%, compared to the 13 weeks ended May 28, 2017. The increase in sales was primarily due to higher sales to a major customer following completion of that customer’s inventory correction.

Aerospace operating income increased $0.4 million for the 13 weeks ended May 27, 2018, or 20%, compared to the 13 weeks ended May 28, 2017. The increase in operating profit was primarily due to the increased sales mentioned above.

Liquidity and Capital Resources:

(amounts in thousands)	May 27,	February 25	(Decrease)
	2018	2018	Increase

Cash and marketable securities	$106,051	$108,231	$(2,180)
Working capital	129,331	129,041	290

	13 Weeks Ended
(amounts in thousands)	May 27,	May 28,	(Decrease)
	2018	2017	Increase

Net cash (used in) provided by operating activities	$(259)	$2,550	$(2,809)
Net cash provided by (used in) investing activities	594	(54,909)	55,503
Net cash used in financing activities	(1,976)	(2,767)	791

Cash and Marketable Securities

Of the $106.1 million of cash and marketable securities at May 27, 2018, $104.4 million was owned by certain of the Company’s wholly owned foreign subsidiaries. The Company believes it has sufficient liquidity to fund its operating activities through the end of the 2019 fiscal year and for the foreseeable future thereafter.

The change in cash and cash equivalents and marketable securities at May 27, 2018 compared to February 25, 2018 was the result of cash provided by operating activities and a number of additional factors. The significant changes in cash flows from operating activities were as follows:

●	accounts receivable increased 8% at May 27, 2018 compared to February 25, 2018 due to an increase in sales during the 13 weeks ended May, 27, 2018;

●	inventories increased by 13% at May 27, 2018 compared to February 25, 2018, primarily due to increases in raw materials, work-in-process and finished goods;

●

prepaid expenses and other current assets increased by 14% at May 27, 2018 compared to February 25, 2018, primarily due to higher VAT receivables and prepaid support contracts offset by lower accrued interest receivable on marketable securities;

●	accounts payable increased by 12% at May 27, 2018 compared to February 25, 2018, primarily due to the timing of raw material purchases from, and payments to, suppliers;

●

accrued liabilities increased by 7% at May 27, 2018 compared to February 25, 2018, primarily due to higher travel and entertainment and professional fee accruals, partially offset by payments against restructuring accruals and lower payroll accruals; and

●	income taxes payable decreased by 8% at May 27, 2018 compared to February 25, 2018 due to payments of income taxes during the quarter.

In addition, the Company paid $2.0 million in cash dividends in each of the 13-week periods ended May 27, 2018 and May 28, 2017. During the 13 weeks ended May 28, 2017, the Company also made a $750,000 principal payment on its long-term debt.

Working Capital

The decrease in working capital at May 27, 2018 compared to February 25, 2018 was due principally to the increases in accounts payable and accrued expenses and decreases in cash and marketable securities, partially offset by increases to accounts receivable and inventories.

The Company's current ratio (the ratio of current assets to current liabilities) was 10.9 to 1 at May 27, 2018 compared to 11.6 to 1 at February 25, 2018.

Cash Flows

During the 13 weeks ended May 27, 2018, the Company's net earnings, before depreciation and amortization, stock-based compensation and amortization of bond premium, were $4.1 million. Such earnings were reduced by changes in operating assets and liabilities of $4.4 million, resulting in $0.3 million of cash used in operating activities. During the same 13-week period, the Company expended $13,000 for the purchase of property, plant and equipment, compared with $105,000 during the 13 weeks ended May 28, 2017.  The Company paid $2.0 million in cash dividends in each of the 13-week periods ended May 27, 2018 and May 28, 2017.  In addition, during the 13-week period ended May 28, 2017, the Company made a $750,000 principal payment on its long-term debt.

Other Liquidity Factors

The Company believes its financial resources will be sufficient, for the twelve months following the filing of this Form 10-Q Quarterly Report and for the foreseeable future thereafter, to provide for continued investment in working capital and property, plant and equipment and for general corporate purposes. The Company’s financial resources are also available for purchases of the Company's common stock, appropriate acquisitions and other expansions of the Company's business.

The Company is not aware of any circumstances or events that are reasonably likely to occur that could materially affect its liquidity.

Contractual Obligations:

The Company’s contractual obligations and other commercial commitments to make future payments under contracts, such as lease agreements, consist only of (i) operating lease commitments and (ii) commitments to purchase raw materials. The Company has no other long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments or contingent commitments, other than two standby letters of credit in the total amount of $980,000 to secure the Company’s obligations under its workers’ compensation insurance program.

Off-Balance Sheet Arrangements:

The Company’s liquidity is not dependent on the use of, and the Company is not engaged in, any off-balance sheet financing arrangements, such as securitization of receivables or obtaining access to assets through special purpose entities.

Critical Accounting Policies and Estimates:

The foregoing Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these Consolidated Financial Statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to sales allowances, allowances for doubtful accounts, inventories, valuation of long-lived assets, income taxes, contingencies and litigation, and employee benefit programs. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company’s critical accounting policies that are important to the Consolidated Financial Statements and that entail, to a significant extent, the use of estimates and assumptions and the application of management’s judgment are described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2018. There have been no significant changes to such accounting policies during the 2018 fiscal year first quarter.

In May 2014, the FASB issued Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. This guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and expands the related disclosure requirements. The new standard was originally scheduled to be effective for fiscal years beginning after December 15, 2016, including interim reporting periods within those fiscal years. In August 2015, the FASB delayed the effective date of this guidance for one year. With the delay, the new standard is effective for fiscal years beginning after December 15, 2017, and interim periods therein, with an option to adopt the standard on the originally scheduled effective date. The Company has adopted the guidance effective February 26, 2018, the first day of the 2019 fiscal year, and the adoption of this guidance did not have an impact on its consolidated results of operations, cash flows, financial position and disclosures.

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

Factors That May Affect Future Results.

Certain portions of this Report which do not relate to historical financial information may be deemed to constitute forward-looking statements that are subject to various factors which could cause actual results to differ materially from the Company’s expectations or from results which might be projected, forecasted, estimated or budgeted by the Company in forward-looking statements. Such factors include, but are not limited to, general conditions in the electronics and aerospace industries, the Company’s competitive position, the status of the Company’s relationships with its customers, economic conditions in international markets, the cost and availability of raw materials, transportation and utilities, and the various factors set forth under the caption “Factors That May Affect Future Results” in Item 1 and in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2018.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

The Company’s market risk exposure at May 27, 2018 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended February 25, 2018.

Item 4.     Controls and Procedures.

(a)     Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of May 27, 2018, the end of the quarterly fiscal period covered by this quarterly report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.

No material pending legal proceedings.

Item 1A. Risk Factors.

There have been no material changes in the risk factors as previously disclosed in the Company’s Form 10-K Annual Report for the fiscal year ended February 25, 2018.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to shares of the Company’s common stock acquired by the Company during each month included in the Company’s 2019 fiscal year first quarter ended May 27, 2018.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

February 26 - March 27	0	$-	0

March 28 - April 27	0	$-	0

April 28 - May 27	0	$-	0
		-
Total	0	$-	0	1,531,412 (a)

(a)

Aggregate number of shares available to be purchased by the Company pursuant to share purchase authorizations announced on January 8, 2015 and March 10, 2017. Pursuant to such authorizations, the Company is authorized to purchase its shares from time to time on the open market or in privately negotiated transactions.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

None.

Item 5.     Other Information.

None.

.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 27, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at May 27, 2018 (unaudited) and February 25, 2018; (ii) Consolidated Statements of Operations for the 13 weeks ended May 27, 2018 and May 28, 2017 (unaudited); (iii) Consolidated Statements of Comprehensive Earnings for the 13 weeks ended May 27, 2018 and May 28, 2017 (unaudited); and (iv) Condensed Consolidated Statements of Cash Flows for the 13 weeks ended May 27, 2018 and May 28, 2017 (unaudited). * +

* Filed electronically herewith.

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

Park Electrochemical Corp.
(Registrant)

/s/ Brian E. Shore
Date: June 28, 2018	Brian E. Shore
Chief Executive Officer
(principal executive officer)

/s/ P. Matthew Farabaugh
Date: June 28, 2018	P. Matthew Farabaugh
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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 27, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at May 27, 2018 (unaudited) and February 25, 2018; (ii) Consolidated Statements of Operations for the 13 weeks ended May 27, 2018 and May 28, 2017 (unaudited); (iii) Consolidated Statements of Comprehensive Earnings for the 13 weeks ended May 27, 2018 and May 28, 2017 (unaudited); and (iv) Condensed Consolidated Statements of Cash Flows for the 13 weeks ended May 27, 2018 and May 28, 2017 (unaudited). * +

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