Form 10-Q
period 2018-08-26
PARK ELECTROCHEMICAL CORP
filed 2018-10-05
CIK 76267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 26, 2018

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

if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,277,108 as of October 4, 2018.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item I.     Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	August 26, 2018 (unaudited)	February 25, 2018*

ASSETS
Current assets:
Cash and cash equivalents	$20,854	$18,254
Marketable securities (Note 3)	87,456	89,977
Accounts receivable, less allowance for doubtful accounts of $32 and $32, respectively	5,878	6,961
Inventories (Note 4)	3,994	3,955
Prepaid expenses and other current assets	1,578	1,473
Current Assets - Discontinued Operations (Note 10)	22,624	20,648
Total current assets	142,384	141,268

Property, plant and equipment, net	9,111	9,805
Goodwill and other intangible assets	9,818	9,818
Other assets	377	370
Non-current Assets - Discontinued Operations (Note 10)	11,406	11,799
Total assets	$173,096	$173,060

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	1,091	1,825
Accrued liabilities	1,108	1,022
Income taxes payable	1,467	1,456
Current Liabilities - Discontinued Operations (Note 10)	8,170	7,924
Total current liabilities	11,836	12,227

Non-current income taxes payable (Note 9)	18,594	20,364
Deferred income taxes (Note 9)	3,309	4,047
Other liabilities	314	314
Non-current Liabilities - Discontinued Operations (Note 10)	846	847
Total liabilities	34,899	37,799

Commitments and contingencies (Note 11)

Shareholders' equity (Note 8):
Common stock	2,096	2,096
Additional paid-in capital	169,304	169,011
Accumulated deficit	(19,278)	(21,099)
Accumulated other comprehensive earnings	222	131
	152,344	150,139
Less treasury stock, at cost	(14,147)	(14,878)
Total shareholders' equity	138,197	135,261
Total liabilities and shareholders' equity	$173,096	$173,060

*The balance sheet at February 25, 2018 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	13 Weeks Ended (Unaudited)		26 Weeks Ended (Unaudited)
	August 26,	August 27,	August 26,	August 27,
	2018	2017	2018	2017

Net sales	$11,211	$11,355	$21,604	$20,081
Cost of sales	8,066	8,147	15,607	14,576
Gross profit	3,145	3,208	5,997	5,505
Selling, general and administrative expenses	2,116	2,240	4,217	4,680
Earnings from continuing operations	1,029	968	1,780	825
Interest expense (Note 5)	-	603	-	1,113
Interest and other income	357	751	697	1,500
Earnings from continuing operations before income taxes	1,386	1,116	2,477	1,212
Income tax (benefit) provision (Note 9)	(438)	257	(163)	281
Net earnings from continuing operations	1,824	859	2,640	931
Earnings (Loss) from discontinued operations, net of tax (Note 10)	876	(339)	3,228	983
Net Earnings	$2,700	$520	$5,868	$1,914

Earnings per share (Note 7):
Basic:
Continuing Operations	$0.09	$0.04	$0.13	$0.04
Discontinued Operations	0.04	(0.01)	0.16	0.05
Basic earnings per share	$0.13	$0.03	$0.29	$0.09
Basic weighted average shares	20,253	20,236	20,248	20,236

Diluted:
Continuing Operations	$0.09	$0.04	$0.13	$0.04
Discontinued Operations	0.04	(0.01)	0.16	0.05
Diluted earnings per share	$0.13	$0.03	$0.29	$0.09
Diluted weighted average shares	20,382	20,250	20,339	20,247

Dividends declared per share	$0.10	$0.10	$0.20	$0.20

See Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts in thousands)

	13 Weeks Ended (Unaudited)		26 Weeks Ended (Unaudited)
	August 26,	August 27,	August 26,	August 27,
	2018	2017	2018	2017

Net earnings	$2,700	$520	$5,868	$1,914
Other comprehensive earnings (loss), net of tax:
Foreign currency translation	18	72	(1)	41
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	-	21	-	24
Less: reclassification adjustment for gains included in net earnings	-	(27)	-	(96)
Unrealized losses on marketable securities:
Unrealized holding losses arising during the period	(1)	-	(18)	(117)
Less: reclassification adjustment for losses included in net earnings	109	22	110	46
Other comprehensive earnings (loss)	126	88	91	(102)
Total comprehensive earnings	$2,826	$608	$5,959	$1,812

See Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	26 Weeks Ended (Unaudited)
	August 26,	August 27,
	2018	2017
Cash flows from operating activities:
Net earnings from continuing operations	$2,640	$931
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	865	905
Stock-based compensation	400	475
Deferred income taxes	(738)	(304)
Amortization of bond premium	24	125
Changes in operating assets and liabilities	(1,554)	(1,113)
Net cash provided by operating activities - continuing operations	1,637	1,019
Net cash provided by operating activities - discontinued operations	1,845	483
Net cash provided by operating activities	3,482	1,502

Cash flows from investing activities:
Purchase of property, plant and equipment	(170)	(365)
Purchases of marketable securities	(7,411)	(141,881)
Proceeds from sales and maturities of marketable securities	10,080	74,205
Net cash provided by (used in) investing activities - continuing operations	2,499	(68,041)
Net cash used in investing activities - discontinued operations	(23)	(135)
Net cash provided by (used in) investing activities	2,476	(68,176)

Cash flows from financing activities:
Dividends paid	(4,048)	(4,047)
Proceeds from exercise of stock options	624	39
Payments of long-term debt	-	(1,750)
Net cash used in financing activities - continuing operations	(3,424)	(5,758)
Net cash used in financing activities - discontinued operations	-	-
Net cash used in financing activities	(3,424)	(5,758)

Increase (decrease) in cash and cash equivalents before effect of exchange rate changes - continuing operations	712	(72,780)
Increase in cash and cash equivalents before effect of exchange rate changes - discontinued operations	1,822	348
Increase (decrease) in cash and cash equivalents before effect of exchange rate changes	2,534	(72,432)

Effect of exchange rate changes on cash and cash equivalents - continuing operations	(152)	29
Effect of exchange rate changes on cash and cash equivalents - discontinued operations	218	156
Effect of exchange rate changes on cash and cash equivalents	66	185

Increase (decrease) in cash and cash equivalents	2,600	(72,247)
Cash and cash equivalents, beginning of period	18,254	102,438
Cash and cash equivalents, end of period	$20,854	$30,191

Supplemental cash flow information:
Cash paid during the period for income taxes, net of refunds	$2,332	$1,534
Cash paid during the period for interest	$-	$1,007

See Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share (unless otherwise stated), per share and option amounts)

1.  CONSOLIDATED FINANCIAL STATEMENTS

The Condensed Consolidated Balance Sheet as of August 26, 2018, the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Earnings for the 13 weeks and 26 weeks ended August 26, 2018 and August 27, 2017 and the Condensed Consolidated Statements of Cash Flows for the 26 weeks then ended have been prepared by Park Electrochemical Corp. (the “Company”), without audit. In the opinion of management, these unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at August 26, 2018 and the results of operations and cash flows for all periods presented. The Consolidated Statements of Operations are not necessarily indicative of the results to be expected for the full fiscal year or any subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2018. There have been no significant changes to such accounting policies during the 26 weeks ended August 26, 2018.

On July 25, 2018, the Company entered into a definitive agreement to sell its Electronics Business for $145,000 in cash. The Company expects this transaction to be completed in the fourth quarter of the 2019 fiscal year.

The Company has classified the operating results of its Electronics Business, together with certain costs related to the transaction, as discontinued operations, net of tax, in the Consolidated Statement of Operations, in accordance with Accounting Standards Codification (“ASC”) 205-20 Discontinued Operations.

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

Level 2 inputs are inputs, other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves observable at commonly quoted intervals or current market), and contractual prices for the underlying financial instrument, as well as other relevant economic measures.

Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying value due to their short-term nature. Due to the variable interest rates’ periodically adjusting with the current LIBOR, the carrying value of outstanding borrowings under the Company’s long-term debt approximates its fair value. (See Note 5). Certain assets and liabilities of the Company are required to be recorded at fair value on either a recurring or non-recurring basis. On a recurring basis, the Company records its marketable securities at fair value using Level 1 or Level 2 inputs. (See Note 3).

The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and any long-lived assets written down to fair value. To measure the fair value of such assets, the Company uses Level 3 inputs consisting of techniques including an income approach and a market approach. The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the discounted cash flow analysis require the exercise of significant judgment, including judgment about appropriate discount rates, terminal values, growth rates and the amount and timing of expected future cash flows. There were no transfers between levels within the fair value hierarchy during the 26 weeks ended August 26, 2018 and August 27, 2017. With respect to goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that fair value is less than carrying value. If, based on that assessment, the Company believes it is more likely than not that fair value is less than carrying value, a goodwill impairment test is performed. There have been no changes in events or circumstances which required impairment charges to be recorded during the 13 or 26 weeks ended August 26, 2018.

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

The following is a summary of available-for-sale securities:

	August 26, 2018
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$76,442	$76,442	$-	$-
U.S. corporate debt securities	11,014	11,014	-	-
Total marketable securities	$87,456	$87,456	$-	$-

	February 25, 2018
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$78,361	$78,361	$-	$-
U.S. corporate debt securities	11,616	11,616	-	-
Total marketable securities	$89,977	$89,977	$-	$-

The following table shows the amortized cost basis of, and gross unrealized gains and losses on, the Company’s available-for-sale securities:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses
August 26, 2018:
U.S. Treasury and other government securities	$78,086	$-	$1,644

U.S. corporate debt securities	11,042	-	28
Total marketable securities	$89,128	$-	$1,672

February 25, 2018:
U.S. Treasury and other government securities	$80,116	$-	$1,755

U.S. corporate debt securities	11,675	-	59
Total marketable securities	$91,791	$-	$1,814

The estimated fair values of such securities at August 26, 2018 by contractual maturity are shown below:

Due in one year or less	$30,833
Due after one year through five years	56,623
$87,456

4.  INVENTORIES

Inventories from continuing operations are stated at the lower of cost (first-in, first-out method) or net realizable value. The Company writes down its inventory for estimated obsolescence or unmarketability based upon the age of the inventory and assumptions about future demand for the Company's products and market conditions.  Inventories from continuing operations consisted of the following:

	August 26,	February 25,
	2018	2018
Inventories:
Raw materials	$2,570	$2,824
Work-in-process	265	159
Finished goods	1,159	972
	$3,994	$3,955

5.  LONG-TERM DEBT

On January 15, 2016, the Company entered into a three-year revolving credit facility agreement (the “Credit Agreement”) with HSBC Bank USA, National Association (“HSBC Bank”). The Credit Agreement provided for loans up to $75,000 and letters of credit up to $2,000.

On January 3, 2018, in connection with the Company’s voluntary prepayment of the entire loan balance, the Company terminated the Credit Agreement. The prepayment was made with the Company’s cash and cash equivalents, marketable securities and restricted cash.

Interest expense recorded under the Credit Agreement was $0 during the 13-week and 26-week periods ended August 26, 2018 and $603 and $1,113 during the 13-week and 26-week periods ended August 27, 2017, respectively.

6.  STOCK-BASED COMPENSATION

As of August 26, 2018, the Company had a 2002 Stock Option Plan (the “Plan”), and no other stock-based compensation plan. The Plan was approved by the Company’s shareholders and provided for the grant of stock options to directors and key employees of the Company. All options granted under the Plan have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant, which, pursuant to the terms of the Plan, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted. Options granted under the Plan become exercisable 25% one year after the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire 10 years after the date of grant.

During the 26 weeks ended August 26, 2018, the Company granted options to purchase a total of 2,650 shares of common stock to certain of its employees. The future compensation expense to be recognized in earnings before income taxes was $10 and will be recorded on a straight-line basis over the requisite service period. The fair value of the granted options was $3.66 per share using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 2.83%; expected volatility factor of 24.7%; expected dividend yield of 2.32%; and estimated option term of 5.2 years.

The risk-free interest rates were based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the estimated terms of the options at the date of the grant. Volatility factors were based on historical volatility of the Company’s common stock. The expected dividend yields were based on the regular quarterly cash dividend per share most recently declared by the Company and on the exercise price of the options granted during the 26 weeks ended August 26, 2018. The estimated term of the options was based on evaluations of the historical and expected future employee exercise behavior.

The Plan terminated on May 21, 2018, and authority to grant additional options under the Plan expired on that date. All options granted under the Plan will expire in April 2028 or earlier. The Board of Directors of the Company has adopted a 2018 Stock Option Plan which was approved by the shareholders of the Company at the Annual Meeting of Shareholders of the Company on July 24, 2018. No options have been granted under the 2018 Stock Option Plan.

The following is a summary of option activity for the 26 weeks ended August 26, 2018:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Balance, February 25, 2018	885,554	$17.55
Granted	2,650	17.75
Exercised	(35,537)	17.55
Terminated or expired	(99,413)	19.63
Balance, August 26, 2018	753,254	$17.28	5.03
Vested and exercisable, August 26, 2018	628,548	$18.01	4.66

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

The following table sets forth the calculation of basic and diluted earnings per share:

	13 Weeks Ended		26 Weeks Ended
	August 26, 2018	August 27, 2017	August 26, 2018	August 27, 2017

Net earnings - continuing operations	$1,824	$859	$2,640	$931
Net earnings - discontinued operations	$876	$(339)	$3,228	$983
Net earnings	$2,700	$520	$5,868	$1,914

Weighted average common shares outstanding for basic EPS	20,253	20,236	20,248	20,236
Net effect of dilutive options	129	14	91	11
Weighted average shares outstanding for diluted EPS	20,382	20,250	20,339	20,247

Basic earnings per share - continuing operations	0.09	0.04	0.13	0.04
Basic earnings per share - discontinued operations	0.04	(0.01)	0.16	0.05
Basic earnings per share	$0.13	$0.03	$0.29	$0.09

Diluted earnings per share - continuing operations	0.09	0.04	0.13	0.04
Diluted earnings per share - discontinued operations	0.04	(0.01)	0.16	0.05
Diluted earnings per share	$0.13	$0.03	$0.29	$0.09

Potentially dilutive securities, which were not included in the computation of diluted earnings per share because either the effect would have been anti-dilutive or the options’ exercise prices were greater than the average market price of the common stock, were 146,000 and 713,000 for the 13 weeks ended August 26, 2018 and August 27, 2017, respectively, and 345,000 and 793,000 for the 26 weeks ended August 26, 2018 and August 27, 2017, respectively.

8.   SHAREHOLDERS’ EQUITY

During the 26 weeks ended August 26, 2018, the Company sold 35,537 shares of the Company’s treasury stock pursuant to the exercises of employee stock options and received proceeds of $624 from such exercises. The Company recognized stock-based compensation expense, net of tax benefits, of $400.

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

On March 10, 2016, the Company announced that its Board of Directors authorized the Company’s purchase, on the open market and in privately negotiated transactions, of up to 1,000,000 additional shares of its common stock, in addition to the unused prior authorization to purchase shares of the Company’s common stock announced on January 8, 2015. As a result, the Company is authorized to purchase up to a total of 1,531,412 shares of its common stock, representing approximately 7.6% of the Company’s 20,277,446 total outstanding shares as of the close of business on October 4, 2018.

The Company did not purchase any shares of its common stock during the 26 weeks ended August 26, 2018 or during the 26 weeks ended August 27, 2017.

9.   INCOME TAXES

The Company’s effective tax rates for the 13 weeks and 26 weeks ended August 26, 2018 were negative 31.6% and negative 6.6%, respectively, compared to 23.0% and 23.2%, respectively, for the 13 weeks and 26 weeks ended August 27, 2017. The negative effective tax rates were due to a tax benefit of $788 related to clarifying regulations pertaining to the Tax Cuts and Job Act enacted in December 2017.

The Company continuously evaluates the liquidity and capital requirements of its operations in the United States and of its foreign operations. As a result of such evaluations, the Company repatriated $6,250, $135,300 and $6,800 in cash from the Company’s subsidiary in Singapore in the 2019, 2018 and 2017 fiscal years, respectively.

10.  DISCONTINUED OPERATIONS

On July 25, 2018, the Company entered into a definitive agreement to sell its Electronics Business for $145,000 in cash.  The Company expects this transaction to be completed in the fourth quarter of the 2019 fiscal year.

The Company has classified the operating results of its Electronics Business, together with certain costs related to the transaction, as discontinued operations, net of tax, in the Consolidated Statement of Operations.

The following table shows the summary operating results of the discontinued operations:

	13 Weeks Ended (Unaudited)		26 Weeks Ended (Unaudited)

	August 26,	August 27,	August 26,	August 27,
	2018	2017	2018	2017

Net sales	$17,843	$18,481	$38,552	$37,172
Cost of sales	13,884	14,512	28,937	29,178
Gross profit	3,959	3,969	9,615	7,994
Selling, general and administrative expenses	2,448	2,203	5,046	4,115
Restructuring charges	454	2,902	757	4,638
Earnings (loss) from discontinued operations before income taxes	1,057	(1,136)	3,812	(759)
Income tax (benefit) provision	181	(797)	584	(1,742)
Net earnings (loss) from discontinued operations	$876	$(339)	$3,228	$983

The following table shows the summary assets and liabilities of the discontinued operations:

	August 26, 2018	February 25, 2018*
	(unaudited)
Carrying Amount of Major Classes of Assets Included as Part of Discontinued Operations:
Accounts Receivable, Net	$13,081	$12,801
Inventories	8,717	7,201
Fixed Assets, Net	6,190	6,727
Prepaid Expenses and Other Current Assets	826	646
Total Major Assets Included as Part of Discontinued Operations	28,814	27,375

Other Assets	5,216	5,072
Total Assets Included as Part of Discontinued Operations	$34,030	$32,447

Carrying Amount of Major Classes of Liabilities Included as Part of Discontinued Operations:
Accounts Payable	$2,736	$2,200
Accrued Liabilities	4,200	4,360
Deferred Income Taxes	618	618
Income Taxes Payable	1,234	1,364
Total Major Liabilities Included as Part of Discontinued Operations	8,788	8,542

Other Liabilities	228	229
Total Liabilities Included as Part of Discontinued Operations	$9,016	$8,771

* These amounts have not been audited, but are derived from the audited financial statements.

During the 2018 fiscal year, the Company consolidated its Nelco Products, Inc. Business Unit located in Fullerton, California and its Neltec, Inc. Business Unit located in Tempe, Arizona. The Company estimates the remaining pre-tax charge in connection with the consolidation to be approximately $1,020, which the Company expects to incur primarily during the fiscal year ending February 28, 2021.

The restructuring expenses were $117 and $169 during the 13-week and 26-week periods ended August 26, 2018, respectively, and $2,813 and $4,063 during the 13-week and 26-week periods ended August 27, 2017, respectively.

The following table sets forth the charges and accruals related to the consolidation:

	Accrual May 27, 2018	Current Period Charges	Cash Payments	Non-Cash Charges	Accrual August 26, 2018	Total Expense Accrued to Date	Total Expected Costs
Facility Lease Costs	$1,965	$51	$(181)	$-	$1,835	$2,800	$2,800
Severance Costs	-	-	-	-	-	1,081	1,081
Equipment Removal	-	-	-	-	-	-	700
Other	-	66	(66)	-	-	717	919
Total Restructuring Charges	$1,965	$117	$(247)	$-	$1,835	$4,598	$5,500

The Company recorded additional restructuring charges of $77 and $208 during the 13-week and 26-week periods ended August 26, 2018, respectively, and $89 and $200 during the 13-week and 26-week periods ended August 27, 2017, respectively, related to the closure in the 2009 fiscal year of the Company’s New England Laminates Co., Inc. Business Unit located in Newburgh, New York. The New England Laminates Co., Inc. building in Newburgh, New York is held for sale. In the 2004 fiscal year, the Company reduced the book value of the building to zero, and the Company intends to sell it during the 2019 fiscal year.

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

12.  ACCOUNTING PRONOUNCEMENTS

Recently Adopted

In November 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, to reduce the diversity that exists in the classification and presentation of changes in restricted cash in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017 and the interim periods within those fiscal years. The Company has adopted the guidance effective February 26, 2018, the first day of the 2019 fiscal year, and the adoption of this guidance did not impact its consolidated results of operations, cash flows, financial position or disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to reduce the diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017 and the interim periods within those fiscal years. The Company has adopted the guidance effective February 26, 2018, the first day of the 2019 fiscal year, and the adoption of this guidance did not impact its consolidated results of operations, cash flows, financial position or disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, intended to improve the recognition and measurement of financial instruments, effective for public business entities for fiscal years beginning after December 15, 2017, and the interim periods within those fiscal years.  The Company has adopted the guidance effective February 26, 2018, the first day of the 2019 fiscal year, and the adoption of this guidance did not impact its consolidated results of operations, cash flows, financial position or disclosures.

In May 2014, the FASB issued Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. This guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and expands the related disclosure requirements. The new standard was originally scheduled to be effective for fiscal years beginning after December 15, 2016, including interim reporting periods within those fiscal years. In August 2015, the FASB delayed the effective date of this guidance for one year. With the delay, the new standard is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, with an option to adopt the standard on the originally scheduled effective date. The Company has adopted the guidance effective February 26, 2018, the first day of the 2019 fiscal year, and the adoption of this guidance did not impact its consolidated results of operations, cash flows, financial position or disclosures.

Recently Issued

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), intended to increase transparency and comparability among companies by requiring most leases to be included on the balance sheet and by expanding disclosure requirements, effective for public business entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities and all nonpublic business entities upon issuance. The Company is currently evaluating the impact that this new guidance may have on its consolidated results of operations, cash flows, financial position and disclosures.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

Park Electrochemical Corp. (“Park” or the “Company”) is a global advanced materials company which develops, manufactures, markets and sells advanced composite materials, primary and secondary structures and assemblies and low-volume tooling for the global aerospace markets and high-technology digital and RF/microwave printed circuit materials principally for the telecommunications and internet infrastructure, enterprise and military/aerospace markets. The Company’s manufacturing facilities are located in Kansas, Singapore, France, Arizona and California. The Company also maintains research and development facilities in Arizona, Kansas and Singapore.

On July 25, 2018, the Company announced that it had entered into a definitive agreement to sell its iconic Electronics Business, which includes manufacturing locations in Singapore, France, California and Arizona and R&D facilities in Singapore and Arizona, to AGC Inc., formerly Asahi Glass Co., Ltd., based in Tokyo, Japan, for $145.0 million in cash. Park will retain its Aerospace Business. Park’s Aerospace Business develops, manufactures, markets and sells advanced composite materials, primary and secondary structures and assemblies and low volume tooling for the global aerospace markets and includes Park’s principal aerospace manufacturing and development facility located in Newton, Kansas and its satellite aerospace manufacturing facility located in Singapore. See Note 10, “Discontinued Operations”, of the Notes to Consolidated Financial Statements elsewhere in this Report for additional information on the sale.

Financial Overview

The Company's total net sales from continuing operations in the 13 weeks and 26 weeks ended August 26, 2018 were $11.2 million and $21.6 million, respectively, compared to $11.4 million and $20.1 million in the 13 weeks and 26 weeks ended August 27, 2017, respectively.

The Company’s gross profit margins from continuing operations, measured as percentages of sales, were 28.1% and 27.8%, respectively, in the 13 weeks and 26 weeks ended August 26, 2018 compared to 28.3% and 27.4%, respectively, in the 13 weeks and 26 weeks ended August 27, 2017.

The Company’s earnings from continuing operations and net earnings from continuing operations were 6% and 112% higher, respectively, in the 13 weeks ended August 26, 2018 compared to the 13 weeks ended August 27, 2017 primarily as a result of higher net interest income due to the elimination of interest expense as a result of the voluntary prepayment of long-term debt and a lower tax provision compared to last year’s comparable period.

The Company’s earnings from continuing operations and net earnings from continuing operations were 116% and 184% higher, respectively, in the 26 weeks ended August 26, 2018 than in last fiscal year’s comparable period primarily as a result of higher sales, higher net interest income due to the elimination of interest expense as a result of the voluntary prepayment of long-term debt and a lower tax provision compared to last year’s comparable period.

The Company has a limited number of long-term contracts. Long-term contracts are primarily requirements based and do not guarantee quantities. Orders are typically received one to three months in advance of delivery.

Results of Operations:

The following table sets forth the components of the consolidated statements of operations:

	13 Weeks Ended			26 Weeks Ended
	August 26,	August 27,	%	August 26,	August 27,	%
(amounts in thousands, except per share amounts)	2018	2017	Change	2018	2017	Change

Net sales	$11,211	$11,355	(1)%	$21,604	$20,081	8%
Cost of sales	8,066	8,147	(1)%	15,607	14,576	7%
Gross profit	3,145	3,208	(2)%	5,997	5,505	9%
Selling, general and administrative expenses	2,116	2,240	(6)%	4,217	4,680	(10)%
Restructuring charges	-	-	100%	-	-	100%
Earnings from continuing operations	1,029	968	6%	1,780	825	116%
Interest expense	-	603	(100)%	-	1,113	(100)%
Interest and other income	357	751	(52)%	697	1,500	(54)%
Earnings from continuing operations before income taxes	1,386	1,116	24%	2,477	1,212	104%
Income tax (benefit) provision	(438)	257	(270)%	(163)	281	(158)%
Net earnings from continuing operations	$1,824	$859	112%	$2,640	$931	184%
Earnings (Loss) from discontinued operations, net of tax	876	(339)	(358)%	3,228	983	228%
Net Earnings	$2,700	$520	419%	$5,868	$1,914	207%

Earnings per share:
Basic:
Continuing Operations	$0.09	$0.04	125%	$0.13	$0.04	225%
Discontinued Operations	0.04	(0.01)	(300)%	0.16	0.05	220%
Basic earnings (loss) per share	$0.13	$0.03	550%	$0.29	$0.09	222%

Diluted:
Continuing Operations	$0.09	$0.04	$125%	$0.13	$0.04	225%
Discontinued Operations	0.04	(0.01)	(300)%	0.16	0.05	220%
Diluted earnings (loss) per share	$0.13	$0.03	550%	$0.29	$0.09	222%

Net Sales

The Company’s total net sales from continuing operations worldwide in the 13 weeks ended August 26, 2018 decreased to $11.2 million from $11.4 million in the 13 weeks ended August 27, 2017. The Company’s total net sales from continuing operations worldwide in the 26 weeks ended August 26, 2018 increased to $21.6 million from $20.1 million in the 26 weeks ended August 27, 2017.

Gross Profit

The Company’s gross profit from continuing operations in the 13 weeks ended August 26, 2018 was lower than its gross profit from continuing operations in the prior year’s comparable period, and the gross profit from continuing operations as a percentage of sales for the Company’s worldwide operations in the 13 weeks ended August 26, 2018 decreased to 28.1% from 28.3% in the 13 weeks ended August 27, 2017. The Company’s gross profit from continuing operations in the 26 weeks ended August 26, 2018 was higher than its gross profit from continuing operations in the prior year’s comparable period, and the gross profit from continuing operations as a percentage of sales for the Company’s worldwide operations in the 26 weeks ended August 26, 2018 increased to 27.8% from 27.4% in the 26 weeks ended August 27, 2017. The lower gross profit margin from continuing operations for the 13 weeks ended August 26, 2018 compared to the 13 weeks ended August 27, 2017 was principally due to the lower sales in the 13 weeks ended August 26, 2018 compared to the 13 weeks ended August 27, 2017. The higher gross profit margin from continuing operations for the 26 weeks ended August 26, 2018 compared to the 26 weeks ended August 27, 2017 was principally a result of higher sales in the 26 weeks ended August 26, 2018 compared to the 26 weeks ended August 27, 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations decreased by $124,000 during the 13 weeks ended August 26, 2018, or by 6%, and decreased by $463,000 during the 26 weeks ended August 26, 2018, or by 10%, compared to last fiscal year's comparable periods, and these expenses, measured as percentages of sales from continuing operations, were 18.9% and 19.5%, respectively, in the 13 weeks and 26 weeks ended August 26, 2018 compared to 19.7% and 23.3%, respectively, in the 13 weeks and 26 weeks ended August 27, 2017. The decreases in such expenses during the 13 weeks and 26 weeks ended August 26, 2018 were primarily the result of lower payroll, tradeshow and stock option expenses.

Selling, general and administrative expenses from continuing operations included stock option expenses of $199,000 and $400,000, respectively, for the 13 weeks and 26 weeks ended August 26, 2018, compared to stock option expenses of $235,000 and $475,000, respectively, for the 13 weeks and 26 weeks ended August 27, 2017.

Earnings from Operations

For the reasons set forth above, the Company’s earnings from continuing operations were $1.0 million and $1.8 million, respectively, for the 13 weeks and 26 weeks ended August 26, 2018 compared to $1.0 million and $0.8 million, respectively, for the 13 weeks and 26 weeks ended August 27, 2017.

Interest Expense

Interest expense in the 13 weeks and 26 weeks ended August 27, 2017 related to the Company’s borrowings under the three-year revolving credit facility agreement that the Company entered into with HSBC Bank in the fourth quarter of the 2017 fiscal year. The agreement provided for an interest rate on the outstanding loan balance of LIBOR plus 1.15% to 2.65%. Other interest rate options were available to the Company under the agreement. On January 3, 2018, the Company voluntarily prepaid the remaining loan balance of $68.5 million. See “Liquidity and Capital Resources” elsewhere in this Item 2 and Note 5 of the Notes to Consolidated Financial Statements elsewhere in this Report for additional information.

Interest and Other Income

Interest and other income from continuing operations was $357,000 and $697,000, respectively, for the 13 weeks and 26 weeks ended August 26, 2018, compared to $751,000 and $1.5 million, respectively, for last fiscal year's comparable periods. Interest income decreased 52% and 54%, respectively, for the 13 weeks and 26 weeks ended August 26, 2018 primarily as a result of lower average balances of marketable securities held by the Company in the 13 weeks and 26 weeks ended August 26, 2018, compared to last fiscal year's comparable periods, partially offset by higher weighted average interest rates. During the 26 weeks ended August 26, 2018, the Company earned interest income principally from its investments, which consisted primarily of short-term instruments and money market funds.

Income Tax Provision

The Company's effective income tax rates from continuing operations for the 13 weeks and 26 weeks ended August 26, 2018 were negative 31.6% and negative 6.6%, respectively, compared to 23.0% and 23.2%, respectively, for the 13 weeks and 26 weeks ended August 27, 2017. The negative effective income tax rates in the 2019 fiscal year periods were due to a tax benefit of $788,000 related to clarifying regulations pertaining to the Tax Cuts and Jobs Act enacted in December 2017.

Discontinued Operations

On July 25, 2018, the Company entered into a definitive agreement to sell its Electronics Business for $145.0 million in cash. The Company expects this transaction to be completed in the fourth quarter of the 2019 fiscal year.

The operating results of the Electronics Business are classified, together with certain costs related to the transaction, as discontinued operations, net of tax, in the Consolidated Statement of Operations.

The Company’s net earnings from discontinued operations were higher in the 13 weeks ended August 26, 2018 compared to the 13 weeks ended August 27, 2017 primarily as a result of lower restructuring charges, partially offset by lower sales, compared to last year’s comparable period. The Company’s net earnings from discontinued operations were higher in the 26-week period ended August 26, 2018 than in last fiscal year’s comparable period, primarily as a result of lower restructuring charges and higher sales, compared to last year’s comparable period, and a one-time litigation expense of $375,000 in the 26-week period ended August 27, 2017.

During the 2018 fiscal year, the Company consolidated its Nelco Products, Inc. Electronics Business Unit located in Fullerton, California and its Neltec, Inc. Electronics Business Unit located in Tempe, Arizona. The restructuring expenses were $117,000 and $169,000 during the 13-week and 26-week periods ended August 26, 2018, respectively, and $2.8 million and $4.1 million during the 13-week and 26-week periods ended August 27, 2017, respectively.

Net Earnings

For the reasons set forth above, the Company's net earnings from continuing operations for the 13 weeks and 26 weeks ended August 26, 2018 were $1.8 million and $2.6 million, respectively, compared to net earnings of $859,000 and $931,000, respectively, for the 13 weeks and 26 weeks ended August 27, 2017.

Basic and Diluted Earnings Per Share

In the 13 weeks and 26 weeks ended August 26, 2018, basic and diluted earnings per share were $0.09 and $0.13, respectively, including, in both such periods, the tax benefit described above. This compared to basic and diluted earnings per share of $0.04 and $0.05 in the 13 weeks and 26 weeks ended August 27, 2017, respectively. The net impact of the tax benefit described above increased basic and diluted earnings per share by $0.04 in each of the 13 weeks and 26 weeks ended August 26, 2018.

Liquidity and Capital Resources - Continuing Operations:

(amounts in thousands)	August 26,	February 25,
	2018	2018	Change

Cash and cash equivelants and marketable securities	$108,310	$108,231	$79
Working capital	116,094	116,317	(223)

	26 Weeks Ended
(amounts in thousands)	August 26,	August 27,
	2018	2017	Change

Net cash provided by operating activities	$1,637	$1,019	$618
Net cash (used in) provided by investing activities	2,499	(68,041)	70,540
Net cash used in financing activities	(3,424)	(5,758)	2,334

Cash and Marketable Securities

Of the $108.3 million of cash and cash equivalents and marketable securities at August 26, 2018, $107.0 million was owned by certain of the Company’s wholly owned foreign subsidiaries.

The change in cash and cash equivalents, marketable securities and restricted cash at August 26, 2018 compared to February 25, 2018 was the result of cash used in operating activities and a number of additional factors. The significant changes in cash flows from operating activities were as follows:

●

accounts receivable decreased by 16% at August 26, 2018 compared to February 25, 2018 primarily due to lower sales in the quarter ended August 26, 2018 than in the fourth quarter of the 2018 fiscal year;

●	prepaid expenses increased by 7% at August 26, 2018 compared to February 25, 2018 primarily due to an increase in accrued interest on our marketable securities;

●	accounts payable decreased by 40% at August 26, 2018 compared to February 25, 2018 primarily due to the timing of vendor payments and raw material purchases from suppliers;

●	accrued liabilities increased by 8% at August 26, 2018 compared to February 25, 2018 primarily due to increases in payroll and shutdown accruals offset by lower professional fee accruals; and

●	income taxes payable decreased by 8% at August 26, 2018 compared to February 25, 2018 primarily due to income tax payments made during the 26 weeks ended August 26, 2018.

In addition, the Company paid $4.0 million in cash dividends in each of the 26-week periods ended August 26, 2018 and August 27, 2017.

Working Capital

The decrease in working capital at August 26, 2018 compared to February 25, 2018 was due principally to the decrease in accounts receivable, partially offset by the decrease in accounts payable.

The Company's current ratio (the ratio of current assets to current liabilities) was 32.7 to 1.0 at August 26, 2018 compared to 28.0 to 1.0 at February 25, 2018.

Cash Flows

During the 26 weeks ended August 26, 2018, the Company's net earnings, before depreciation and amortization, stock-based compensation, amortization of bond premium and changes in operating assets and liabilities, were $1.6 million. During the same 26 week period, the Company expended $170,000 for the purchase of property, plant and equipment, compared with $365,000 during the 26 weeks ended August 27, 2017. The Company paid $4.0 million in cash dividends in each of the 26-week periods ended August 26, 2018 and August 27, 2017.

Other Liquidity Factors

The Company believes its financial resources will be sufficient, through the 12 months following the filing of this Form 10-Q Quarterly Report and for the foreseeable future thereafter, to provide for continued investment in working capital and property, plant and equipment and for general corporate purposes. The Company’s financial resources are also available for purchases of the Company's common stock, appropriate acquisitions and other expansions of the Company's business.

The Company is not aware of any circumstances or events that are reasonably likely to occur that could materially affect its liquidity.

Liquidity and Capital Resources - Discontinued Operations:

(amounts in thousands)	August 26,	February 25,
	2018	2018	Change

Cash and cash equivalents and marketable securities	$-	$-	$-
Working capital	14,454	12,724	1,730

	26 Weeks Ended
(amounts in thousands)	August 26,	August 27,
	2018	2017	Change

Net cash provided by operating activities	$1,845	$483	$1,362
Net cash (used in) provided by investing activities	(23)	(135)	112
Net cash used in financing activities	-	-	-

Working Capital

The increase in working capital at August 26, 2018 compared to February 25, 2018 was due principally to the increase in inventory levels.

The Company's current ratio (the ratio of current assets to current liabilities) was 2.8 to 1.0 at August 26, 2018 compared to 2.6 to 1.0 at February 25, 2018.

Cash Flows

During the 26 weeks ended August 26, 2018, the Company's net earnings, before depreciation and amortization, stock-based compensation, amortization of bond premium and changes in operating assets and liabilities, were $1.8 million. During the same 26 week period, the Company expended $23,000 for the purchase of property, plant and equipment, compared with $135,000 during the 26 weeks ended August 27, 2017.

Contractual Obligations:

The Company's contractual obligations and other commercial commitments to make future payments under contracts, such as lease agreements, consist only of (i) operating lease commitments and (ii) commitments to purchase raw materials. The Company has no other long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments or contingent commitments, other than two standby letters of credit in the total amount of $980,000 to secure the Company's obligations under its workers' compensation insurance program.

Off-Balance Sheet Arrangements:

The Company's liquidity is not dependent on the use of, and the Company is not engaged in, any off-balance sheet financing arrangements, such as securitization of receivables or obtaining access to assets through special purpose entities.

Critical Accounting Policies and Estimates:

The foregoing Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company's Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these Consolidated Financial Statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent liabilities as well as the reporting requirements of continuing and discontinued operations. On an ongoing basis, the Company evaluates its estimates, including those related to sales allowances, allowances for doubtful accounts, inventories, valuation of long-lived assets, income taxes, contingencies and litigation, and employee benefit programs. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company’s critical accounting policies that are important to the Consolidated Financial Statements and that entail, to a significant extent, the use of estimates and assumptions and the application of management’s judgment are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2018. There have been no significant changes to such accounting policies during the 2019 fiscal year second quarter.

In May 2014, the FASB issued Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. This guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and expands the related disclosure requirements. The new standard was originally scheduled to be effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. In August 2015, the FASB delayed the effective date of this guidance for one year. With the delay, the new standard is effective for fiscal years beginning after December 15, 2018 and the interim periods within those fiscal years, with an option to adopt the standard on the originally scheduled effective date. The Company has adopted the guidance effective February 26, 2018, the first day of the 2019 fiscal year, and the adoption of this guidance did not impact its consolidated results of operations, cash flows, financial position or disclosures.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

The Company's market risk exposure at August 26, 2018 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended February 25, 2018.

Item 4.     Controls and Procedures.

(a)     Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of August 26, 2018, the end of the quarterly fiscal period covered by this quarterly report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)     Changes in Internal Control Over Financial Reporting.

Except for the implementation of certain internal controls related to the presentation of discontinued operations, there has not been any change in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.          Legal Proceedings.

None.

Item 1A.       Risk Factors.

There have been no material changes in the risk factors as previously disclosed in the Company’s Form 10-K Annual Report for the fiscal year ended February 25, 2018.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to shares of the Company's Common Stock acquired by the Company during each month included in the Company’s 2019 fiscal year second quarter ended August 26, 2018.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

May 28 - June 26	0	$-	0

June 27 - July 26	0	$-	0

July 27 - August 26	0	$-	0

Total	0	$-	0	1,531,412 (a)

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 26, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at August 26, 2018 (unaudited) and February 25, 2018; (ii) Consolidated Statements of Operations for the 13 weeks and 26 weeks ended August 26, 2018 and August 27, 2017 (unaudited); (iii) Consolidated Statements of Comprehensive Earnings for the 13 weeks and 26 weeks ended August 26, 2018 and August 27, 2017 (unaudited); and (iv) Condensed Consolidated Statements of Cash Flows for the 26 weeks ended August 26, 2018 and August 27, 2017 (unaudited). * +

* Filed electronically herewith.

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

Park Electrochemical Corp.
------------------------------
(Registrant)

/s/ Brian E. Shore
Date: October 5, 2018	-----------------------------------
Brian E. Shore
Chief Executive Officer
(principal executive officer)

/s/ P. Matthew Farabaugh
-----------------------------------
Date: October 5, 2018	P. Matthew Farabaugh
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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 26, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at August 26, 2018 (unaudited) and February 25, 2018; (ii) Consolidated Statements of Operations for the 13 weeks and 26 weeks ended August 26, 2018 and August 27, 2017 (unaudited); (iii) Consolidated Statements of Comprehensive Earnings for the 13 weeks and 26 weeks ended August 26, 2018 and August 27, 2017 (unaudited); and (iv) Condensed Consolidated Statements of Cash Flows for the 26 weeks ended August 26, 2018 and August 27, 2017 (unaudited). * +

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