Form 10-Q
period 2018-11-25
PARK ELECTROCHEMICAL CORP
filed 2019-01-04
CIK 76267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 25, 2018

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

if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,279,408 as of January 3, 2019.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item I.     Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	November 25, 2018 (unaudited)	February 25, 2018*
ASSETS
Current assets
Cash and cash equivalents	$16,995	$18,254
Marketable securities (Note 3)	95,391	89,977
Accounts receivable, less allowance for doubtful accounts of $32 and $32, respectively	5,864	6,961
Inventories (Note 4)	4,577	3,955
Prepaid expenses and other current assets	1,503	1,473
Current Assets - Discontinued Operations (Note 10)	23,110	20,648
Total current assets	147,440	141,268

Property, plant and equipment, net	8,888	9,805
Goodwill and other intangible assets	9,818	9,818
Other assets	384	370
Non-current Assets - Discontinued Operations (Note 10)	11,409	11,799
Total assets	$177,939	$173,060

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,709	$1,825
Accrued liabilities	1,461	1,022
Income taxes payable	1,539	1,456
Current Liabilities - Discontinued Operations (Note 10)	9,511	7,924
Total current liabilities	14,220	12,227

Non-current income taxes payable (Note 9)	18,594	20,364
Deferred income taxes (Note 9)	3,107	4,047
Other liabilities	1,060	314
Non-current Liabilities - Discontinued Operations (Note 10)	847	847
Total liabilities	37,828	37,799

Commitments and contingencies (Note 11)

Shareholders' equity (Note 8)
Common stock	2,096	2,096
Additional paid-in capital	169,489	169,011
Accumulated deficit	(17,615)	(21,099)
Accumulated other comprehensive earnings	241	131
	154,211	150,139
Less treasury stock, at cost	(14,100)	(14,878)
Total shareholders' equity	140,111	135,261
Total liabilities and shareholders' equity	$177,939	$173,060

*The balance sheet at February 25, 2018 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	13 Weeks Ended (Unaudited)		39 Weeks Ended (Unaudited)
	November 25,	November 26,	November 25,	November 26,
	2018	2017	2018	2017

Net sales	$12,853	$10,229	$34,457	$30,310
Cost of sales	8,569	7,264	24,176	21,840
Gross profit	4,284	2,965	10,281	8,470
Selling, general and administrative expenses	1,983	2,509	6,200	7,189
Earnings from continuing operations	2,301	456	4,081	1,281
Interest expense (Note 5)	-	689	-	1,802
Interest and other income	393	734	1,090	2,234
Earnings from continuing operations before income taxes	2,694	501	5,171	1,713
Income tax provision (Note 9)	616	157	453	438
Net earnings from continuing operations	2,078	344	4,718	1,275
Earnings from discontinued operations, net of tax (Note 10)	1,613	372	4,841	1,355
Net Earnings	$3,691	$716	$9,559	$2,630

Earnings per share (Note 7)
Basic:
Continuing Operations	$0.10	$0.02	$0.23	$0.06
Discontinued Operations	0.08	0.02	0.24	0.07
Basic earnings per share	$0.18	$0.04	$0.47	$0.13
Basic weighted average shares	20,278	20,237	20,258	20,236

Diluted:
Continuing Operations	$0.10	$0.02	$0.23	$0.06
Discontinued Operations	0.08	0.02	0.24	0.07
Diluted earnings per share	$0.18	$0.04	$0.47	$0.13
Diluted weighted average shares	20,352	20,261	20,343	20,252

Dividends declared per share	$0.10	$0.10	$0.30	$0.30

See Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

(Amounts in thousands)

	13 Weeks Ended (Unaudited)		39 Weeks Ended (Unaudited)
	November 25,	November 26,	November 25,	November 26,
	2018	2017	2018	2017

Net earnings	$3,691	$716	$9,559	$2,630
Other comprehensive earnings (loss), net of tax:
Foreign currency translation	8	(44)	7	(3)
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	-	-	-	24
Less: reclassification adjustment for gains included in net earnings	-	(17)	-	(113)
Unrealized losses on marketable securities:
Unrealized holding losses arising during the period	(19)	(805)	(37)	(922)
Less: reclassification adjustment for losses included in net earnings	30	19	140	65
Other comprehensive earnings (loss)	19	(847)	110	(949)
Total comprehensive earnings (loss)	$3,710	$(131)	$9,669	$1,681

See Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	39 Weeks Ended (Unaudited)
	November 25,	November 26,
	2018	2017
Cash flows from operating activities:
Net earnings from continuing operations	$4,718	$1,275
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,317	1,366
Stock-based compensation	594	709
Deferred income taxes	(940)	689
Amortization of bond premium	(34)	221
Changes in operating assets and liabilities	(430)	(828)
Net cash provided by operating activities - continuing operations	5,225	3,432
Net cash provided by operating activities - discontinued operations	5,731	1,547
Net cash provided by operating activities	10,956	4,979

Cash flows from investing activities:
Purchase of property, plant and equipment	(399)	(428)
Purchases of marketable securities	(19,271)	(162,018)
Proceeds from sales and maturities of marketable securities	14,238	94,577
Net cash used in investing activities - continuing operations	(5,432)	(67,869)
Net cash used in investing activities - discontinued operations	(158)	(275)
Net cash used in investing activities	(5,590)	(68,144)

Cash flows from financing activities:
Dividends paid	(6,076)	(6,071)
Proceeds from exercise of stock options	661	39
Payments of long-term debt	-	(2,750)
Net cash used in financing activities - continuing operations	(5,415)	(8,782)
Net cash used in financing activities - discontinued operations	-	-
Net cash used in financing activities	(5,415)	(8,782)

Decrease in cash and cash equivalents before effect of exchange rate changes - continuing operations	(5,622)	(73,219)
Increase in cash and cash equivalents before effect of exchange rate changes - discontinued operations	5,573	1,272
Decrease in cash and cash equivalents before effect of exchange rate changes	(49)	(71,947)

Effect of exchange rate changes on cash and cash equivalents - continuing operations	(3)	(67)
Effect of exchange rate changes on cash and cash equivalents - discontinued operations	(1,207)	168
Effect of exchange rate changes on cash and cash equivalents	(1,210)	101

Decrease in cash and cash equivalents:	(1,259)	(71,846)
Cash and cash equivalents, beginning of period	18,254	102,438
Cash and cash equivalents, end of period	$16,995	$30,592

Supplemental cash flow information:
Cash paid during the period for income taxes, net of refunds	$2,332	$3,074
Cash paid during the period for interest	$-	$1,402

See Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share (unless otherwise stated), per share and option amounts)

1.	CONSOLIDATED FINANCIAL STATEMENTS

The Condensed Consolidated Balance Sheet as of November 25, 2018, the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Earnings (Loss) for the 13 weeks and 39 weeks ended November 25, 2018 and November 26, 2017 and the Condensed Consolidated Statements of Cash Flows for the 39 weeks then ended have been prepared by Park Electrochemical Corp. (the “Company”), without audit. In the opinion of management, these unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at November 25, 2018 and the results of operations and cash flows for all periods presented. The Consolidated Statements of Operations are not necessarily indicative of the results to be expected for the full fiscal year or any subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2018. There have been no significant changes to such accounting policies during the 39 weeks ended November 25, 2018.

On July 25, 2018, the Company entered into a definitive agreement to sell its Electronics Business for $145,000 in cash. This transaction was completed on December 4, 2018. (See Note 13).

The Company has classified the operating results of its Electronics Business, together with certain costs related to the transaction, as discontinued operations, net of tax, in the Consolidated Statements of Operations, in accordance with Accounting Standards Codification (“ASC”) 205-20 Discontinued Operations (See Note 10).

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

The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and any long-lived assets written down to fair value. To measure the fair value of such assets, the Company uses Level 3 inputs consisting of techniques including an income approach and a market approach. The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the discounted cash flow analysis require the exercise of significant judgment, including judgment about appropriate discount rates, terminal values, growth rates and the amount and timing of expected future cash flows. There were no transfers between levels within the fair value hierarchy during the 39 weeks ended November 25, 2018 and November 26, 2017. With respect to goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that fair value is less than carrying value. If, based on that assessment, the Company believes it is more likely than not that fair value is less than carrying value, a goodwill impairment test is performed. There have been no changes in events or circumstances which required impairment charges to be recorded during the 13 or 39 weeks ended November 25, 2018.

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

The following is a summary of available-for-sale securities:

	November 25, 2018
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$74,463	$74,463	$-	$-
U.S. corporate debt securities	20,928	20,928	-	-
Total marketable securities	$95,391	$95,391	$-	$-

	February 25, 2018
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$78,361	$78,361	$-	$-
U.S. corporate debt securities	11,616	11,616	-	-
Total marketable securities	$89,977	$89,977	$-	$-

The following table shows the amortized cost basis of, and gross unrealized gains and losses on, the Company’s available-for-sale securities:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses

November 25, 2018:
U.S. Treasury and other government securities	$76,070	$-	$1,607

U.S. corporate debt securities	20,977	1	50
Total marketable securities	$97,047	$1	$1,657

February 25, 2018:
U.S. Treasury and other government securities	$80,116	$-	$1,755

U.S. corporate debt securities	11,675	-	59
Total marketable securities	$91,791	$-	$1,814

The estimated fair values of such securities at November 25, 2018 by contractual maturity are shown below:

Due in one year or less	$41,802
Due after one year through five years	53,589
$95,391

4. INVENTORIES

Inventories from continuing operations are stated at the lower of cost (first-in, first-out method) or net realizable value. The Company writes down its inventory for estimated obsolescence or unmarketability based upon the age of the inventory and assumptions about future demand for the Company's products and market conditions. Inventories from continuing operations consisted of the following:

	November 25,	February 25,
	2018	2018

Inventories:
Raw materials	$3,407	$2,824
Work-in-process	233	159
Finished goods	937	972
	$4,577	$3,955

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

Interest expense recorded under the Credit Agreement was $0 during the 13-week and 39-week periods ended November 25, 2018 and $689 and $1,802 during the 13-week and 39-week periods ended November 26, 2017, respectively.

6. STOCK-BASED COMPENSATION

As of November 25, 2018, the Company had a 2018 Stock Option Plan (the “2018 Plan”), and no other stock-based compensation plan. The 2018 Plan was adopted by the Board of Directors of the Company on May 8, 2018 and approved by the shareholders of the Company at the Annual Meeting of Shareholders of the Company on July 24, 2018. No options have been granted under the 2018 Plan. Prior to the 2018 Plan, the Company had the 2002 Stock Option Plan (the “2002 Plan”) which had been approved by the Company’s shareholders and provided for the grant of stock options to directors and key employees of the Company. All options granted under the 2002 Plan have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant, which, pursuant to the terms of the 2002 Plan, was the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option was granted. Options granted under the 2002 Plan become exercisable 25% one year after the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire 10 years after the date of grant.

During the 39 weeks ended November 25, 2018, the Company granted options to purchase a total of 2,650 shares of common stock to certain of its employees. The future compensation expense to be recognized in earnings before income taxes was $10 and will be recorded on a straight-line basis over the requisite service period. The fair value of the granted options was $3.66 per share using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 2.83%; expected volatility factor of 24.7%; expected dividend yield of 2.32%; and estimated option term of 5.2 years.

The risk-free interest rates were based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the estimated terms of the options at the date of the grant. Volatility factors were based on historical volatility of the Company’s common stock. The expected dividend yields were based on the regular quarterly cash dividend per share most recently declared by the Company and on the exercise price of the options granted during the 39 weeks ended November 25, 2018. The estimated term of the options was based on evaluations of the historical and expected future employee exercise behavior.

The 2002 Plan terminated on May 21, 2018, and authority to grant additional options under the 2002 Plan expired on that date. All options granted under the 2002 Plan will expire in April 2028 or earlier.

The following is a summary of option activity for the 39 weeks ended November 25, 2018:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Balance, February 25, 2018	885,554	$17.55
Granted	2,650	17.75
Exercised	(37,837)	17.50
Terminated or expired	(101,463)	19.59
Balance, November 25, 2018	748,904	$17.28	4.78
Vested and exercisable, November 25, 2018	627,935	$18.00	4.41

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

The following table sets forth the calculation of basic and diluted earnings per share:

	13 Weeks Ended		39 Weeks Ended
	November 25, 2018	November 26, 2017	November 25, 2018	November 26, 2017

Net earnings - continuing operations	$2,078	$344	$4,718	$1,275
Net earnings - discontinued operations	1,613	372	4,841	1,355
Net earnings	$3,691	$716	$9,559	$2,630

Weighted average common shares outstanding for basic EPS	20,278	20,237	20,258	20,236
Net effect of dilutive options	74	24	85	16
Weighted average shares outstanding for diluted EPS	20,352	20,261	20,343	20,252

Basic earnings per share - continuing operations	0.10	0.02	0.23	0.06
Basic earnings per share - discontinued operations	0.08	0.02	0.24	0.07
Basic earnings per share	$0.18	$0.04	$0.47	$0.13

Diluted earnings per share - continuing operations	0.10	0.02	0.23	0.06
Diluted earnings per share - discontinued operations	0.08	0.02	0.24	0.07
Diluted earnings per share	$0.18	$0.04	$0.47	$0.13

Potentially dilutive securities, which were not included in the computation of diluted earnings per share because either the effect would have been anti-dilutive or the options’ exercise prices were greater than the average market price of the common stock, were 145,000 and 599,000 for the 13 weeks ended November 25, 2018 and November 26, 2017, respectively, and 279,000 and 728,000 for the 39 weeks ended November 25, 2018 and November 26, 2017, respectively.

8. SHAREHOLDERS’ EQUITY

During the 39 weeks ended November 25, 2018, the Company sold 37,837 shares of the Company’s treasury stock pursuant to the exercises of employee stock options and received proceeds of $661 from such exercises. The Company recognized stock-based compensation expense, net of tax benefits, of $594.

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

On March 10, 2016, the Company announced that its Board of Directors authorized the Company’s purchase, on the open market and in privately negotiated transactions, of up to 1,000,000 additional shares of its common stock, in addition to the unused prior authorization to purchase shares of the Company’s common stock announced on January 8, 2015. As a result, the Company is authorized to purchase up to a total of 1,531,412 shares of its common stock, representing approximately 7.6% of the Company’s 20,279,408 total outstanding shares as of the close of business on January 3, 2019.

The Company did not purchase any shares of its common stock during the 39 weeks ended November 25, 2018 or during the 39 weeks ended November 26, 2017.

9. INCOME TAXES

The Company’s effective tax rates for the 13 weeks and 39 weeks ended November 25, 2018 were 22.9% and 8.8%, respectively, compared to 31.3% and 25.6%, respectively, for the 13 weeks and 39 weeks ended November 26, 2017.

The Company continuously evaluates the liquidity and capital requirements of its operations in the United States and of its foreign operations. As a result of such evaluations, the Company repatriated $113,700 and $135,300 in cash from the Company’s subsidiary in Singapore in the 2019 and 2018 fiscal years, respectively.

10. DISCONTINUED OPERATIONS

On July 25, 2018, the Company entered into a definitive agreement to sell its Electronics Business for $145,000 in cash. The Company completed this transaction on December 4, 2018.

The Company has classified the operating results of its Electronics Business, together with certain costs related to the transaction, as discontinued operations, net of tax, in the Consolidated Statements of Operations.

The following table shows the summary operating results of the discontinued operations:

	13 Weeks Ended (Unaudited)		39 Weeks Ended (Unaudited)
	November 25,	November 26,	November 25,	November 26,
	2018	2017	2018	2017

Net sales	$16,680	$15,910	$55,232	$53,082
Cost of sales	13,962	12,805	42,899	41,983
Gross profit	2,718	3,105	12,333	11,099
Selling, general and administrative expenses	2,597	2,098	7,643	6,213
Restructuring charges	836	662	1,593	5,300
Earnings (loss) from discontinued operations	(715)	345	3,097	(414)
Other income	2,945	-	2,945	-
Earnings (loss) from discontinued operations before income taxes	2,230	345	6,042	(414)
Income tax provision (benefit)	617	(27)	1,201	(1,769)
Net earnings from discontinued operations	$1,613	$372	$4,841	$1,355

The following table shows the summary assets and liabilities of the discontinued operations:

	November 25, 2018	February 25, 2018*
	(unaudited)
Carrying Amount of Major Classes of Assets Included as Part of Discontinued Operations:
Accounts Receivable, Net	$12,261	$12,801
Inventories	9,950	7,201
Fixed Assets, Net	6,041	6,727
Prepaid Expenses and Other Current Assets	899	646
Total Major Assets Included as Part of Discontinued Operations	29,151	27,375

Other Assets	5,368	5,072
Total Assets Included as Part of Discontinued Operations	$34,519	$32,447

Carrying Amount of Major Classes of Liabilities Included as Part of Discontinued Operations:
Accounts Payable	$3,717	$2,200
Accrued Liabilities	4,460	4,360
Deferred Income Taxes	618	618
Income Taxes Payable	1,334	1,364
Total Major Liabilities Included as Part of Discontinued Operations	10,129	8,542

Other Liabilities	229	229
Total Liabilities Included as Part of Discontinued Operations	$10,358	$8,771

* These amounts have not been audited and are based on the audited financial statements.

During the 2018 fiscal year, the Company consolidated its Nelco Products, Inc. Business Unit located in Fullerton, California and its Neltec, Inc. Business Unit located in Tempe, Arizona. The Company estimates the remaining pre-tax charge in connection with the consolidation to be approximately $840, which the Company expects to incur primarily during the fiscal year ending February 28, 2021.

The restructuring expenses were $61 and $231 during the 13-week and 39-week periods ended November 25, 2018, respectively, and $360 and $4,423 during the 13-week and 39-week periods ended November 26, 2017, respectively.

The following table sets forth the charges and accruals related to the consolidation:

	Accrual August 26, 2018	Current Period Charges	Cash Payments	Non-Cash Charges	Accrual November 25, 2018	Total Expense Accrued to Date	Total Expected Costs
Facility Lease Costs	$1,835	$18	$(273)	$-	$1,580	$2,818	$2,818
Severance Costs	-	-	-	-	-	1,081	1,081
Equipment Removal	-	-	-	-	-	-	700
Other	-	43	(43)	-	-	760	901
Total Restructuring Charges	$1,835	$61	$(316)	$-	$1,580	$4,659	$5,500

The Company recorded additional restructuring charges of $101 and $357 during the 13-week and 39-week periods ended November 25, 2018, respectively, and $112 and $312 during the 13-week and 39-week periods ended November 26, 2017, respectively, related to the closure in the 2009 fiscal year of the Company’s New England Laminates Co., Inc. Business Unit located in Newburgh, New York. The New England Laminates Co., Inc. building in Newburgh, New York was sold on November 15, 2018; the gain on the sale was $2,945 and was recorded in the 13-week and 39-week periods ended November 25, 2018.

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

13. SUBSEQUENT EVENTS

On December 4, 2018, the Company completed the previously announced sale (the “Sale”) of its digital and radio frequency/microwave printed circuit materials business (collectively, the “Electronics Business”), including manufacturing facilities in Singapore, France, Arizona and  California and R&D facilities in Arizona and Singapore, to AGC Inc., a Japanese corporation (the “Buyer”). The Sale was completed pursuant to the terms of the Stock Purchase Agreement (the “Purchase Agreement”), dated as of July 25, 2018, by and among the Company, its wholly-owned subsidiary, ParkNelco SNC, an entity organized under the laws of France, and the Buyer. Under the terms of the Purchase Agreement, the Buyer acquired all of the outstanding equity interests in Nelco Products, Inc., a Delaware corporation, Neltec, Inc., a Delaware corporation, Neltec SA, an entity organized under the laws of France, and Nelco Products Pte. Ltd., an entity organized under the laws of Singapore (collectively, the “Acquired Subsidiaries”), all of which were, directly or indirectly, wholly-owned subsidiaries of the Company, for an aggregate purchase price of $145,000 in cash, subject to post-closing adjustments for changes in working capital compared to a target, cash in the Acquired Subsidiaries and certain accrued and unpaid taxes of the Acquired Subsidiaries.

The net proceeds from the Sale were approximately $122,561, net of transaction costs and taxes of approximately $22,439. The net gain on the Sale is estimated to be $101,568.

On January 3, 2019, the Company announced that its Board of Directors declared a special cash dividend of $4.25 per share payable February 26, 2019 to shareholders of record at the close of business on February 5, 2019.

In December 2018, the Company’s wholly owned subsidiary, Park Aerospace Technologies, Corp. (“PATC”), entered into a Development Agreement with the City of Newton, Kansas  and the Board of County Commissioners of Harvey County, Kansas pursuant to which PATC agreed to construct and operate an additional manufacturing facility approximately 90,000 square feet in size for the design, development and manufacture of advanced composite materials and parts, structures and assemblies for aerospace equipped through the purchase of machinery, equipment and furnishings and to create additional new full-time employment of specified levels during a five-year period in exchange for the commitment by the City and the County to lease to PATC three acres of land at the Newton City/County Airport, in addition to the eight acres previously leased to PATC by the City and County, and to provide financial and other assistance toward the construction of the additional facility as set forth in the Development Agreement. The Company estimates the total cost of the additional facility to be approximately $19 million, and the Company expects to complete the construction of the additional facility in the first half of the 2020 calendar year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

Park Electrochemical Corp. (“Park” or the “Company”) is an Aerospace Company which develops and manufactures solution and hot-melt advanced composite materials used to produce composite structures for the global aerospace markets. Park’s advanced composite materials include film adhesives (undergoing qualification) and lightning strike materials. Park offers an array of composite materials specifically designed for hand lay-up or automated fiber placement (AFP) manufacturing applications. Park’s advanced composite materials are used to produce primary and secondary structures for jet engines, large and regional transport aircraft, military aircraft, Unmanned Aerial Vehicles (UAVs commonly referred to as “drones”), business jets, general aviation aircraft and rotary wing aircraft. Park also offers specialty ablative materials for rocket motors and nozzles and specially designed materials for radome applications. As a complement to Park’s advanced composite materials offering, Park designs and fabricates composite parts, structures and assemblies and low volume tooling for the aerospace industry. Target markets for Park’s composite parts and structures (which include Park’s patented composite Sigma Strut and Alpha Strut product lines) are, among others, prototype and development aircraft, special mission aircraft, spares for legacy military and civilian aircraft and exotic spacecraft.

On December 4, 2018, Park completed the previously announced sale (the “Sale”) of its digital and radio frequency/microwave printed circuit materials business (collectively, the “Electronics Business”), including manufacturing facilities in Singapore, France, California and Arizona and R&D facilities in Singapore and Arizona, to AGC Inc. for an aggregate purchase price of $145 million in cash, subject to post-closing adjustments for changes in working capital compared to target, cash in certain acquired subsidiaries and certain accrued and unpaid taxes of certain acquired subsidiaries. See Note 10, “Discontinued Operations”, of the Notes to Consolidated Financial Statements elsewhere in this Report for additional information on the Sale.

Financial Overview

The Company's total net sales from continuing operations in the 13 weeks and 39 weeks ended November 25, 2018 were $12.9 million and $34.5 million, respectively, compared to $10.2 million and $30.3 million in the 13 weeks and 39 weeks ended November 26, 2017, respectively.

The Company’s gross profit margins from continuing operations, measured as percentages of sales, were 33.3% and 29.8%, respectively, in the 13 weeks and 39 weeks ended November 25, 2018 compared to 29.0% and 27.9%, respectively, in the 13 weeks and 39 weeks ended November 26, 2017.

The Company’s earnings from continuing operations and net earnings from continuing operations were 405% and 504% higher, respectively, in the 13 weeks ended November 25, 2018 compared to the 13 weeks ended November 26, 2017 and 219% and 270% higher, respectively, in the 39 weeks ended November 25, 2018 than in last fiscal year’s comparable period primarily as a result of higher sales, higher net interest income due to the elimination of interest expense as a result of the Company’s voluntary prepayment of long-term debt and a lower tax provision compared to last year’s comparable periods.

The Company has a number of long-term contracts pursuant to which certain of its customers, some of which represent a substantial portion of the Company’s revenue, place orders. Long-term contracts with the Company’s customers are primarily requirements based and do not guarantee quantities. An order forecast is generally agreed concurrently with pricing for any applicable long-term contract. This order forecast is then typically updated periodically during the term of the underlying contract. Purchase orders generally are received in excess of three months in advance of delivery.

Results of Operations:

The following table sets forth the components of the consolidated statements of operations:

	13 Weeks Ended			39 Weeks Ended
(amounts in thousands, except per share	November 25,	November 26,	%	November 25,	November 26,	%
amounts)	2018	2017	Change	2018	2017	Change
Net sales	$12,853	$10,229	26%	$34,457	$30,310	14%
Cost of sales	8,569	7,264	18%	24,176	21,840	11%
Gross profit	4,284	2,965	44%	10,281	8,470	21%
Selling, general and administrative expenses	1,983	2,509	(21)%	6,200	7,189	(14)%
Earnings from continuing operations	2,301	456	405%	4,081	1,281	219%
Interest expense	-	689	(100)%	-	1,802	(100)%
Interest and other income	393	734	(46)%	1,090	2,234	(51)%
Earnings from continuing operations before income taxes	2,694	501	438%	5,171	1,713	202%
Income tax provision	616	157	292%	453	438	3%
Net earnings from continuing operations	2,078	344	504%	4,718	1,275	270%
Earnings from discontinued operations, net of tax	1,613	372	334%	4,841	1,355	257%
Net Earnings	$3,691	$716	416%	$9,559	$2,630	263%

Earnings per share:
Basic:
Continuing Operations	$0.10	$0.02	400%	$0.23	$0.06	283%
Discontinued Operations	0.08	0.02	300%	0.24	0.07	243%
Basic earnings per share	$0.18	$0.04	350%	$0.47	$0.13	262%

Diluted:
Continuing Operations	$0.10	$0.02	400%	$0.23	$0.06	283%
Discontinued Operations	0.08	0.02	300%	0.24	0.07	243%
Diluted earnings per share	$0.18	$0.04	350%	$0.47	$0.13	262%

Net Sales

The Company’s total net sales from continuing operations worldwide in the 13 weeks ended November 25, 2018 increased to $12.9 million from $10.2 million in the 13 weeks ended November 26, 2017. The Company’s total net sales from continuing operations worldwide in the 39 weeks ended November 25, 2018 increased to $34.5 million from $30.3 million in the 39 weeks ended November 26, 2017. The increase in sales was due to the ramping up of programs on which the Company’s materials are qualified.

Gross Profit

The Company’s gross profit from continuing operations in the 13 weeks ended November 25, 2018 was higher than its gross profit from continuing operations in the prior year’s comparable period, and the gross profit from continuing operations as a percentage of sales for the Company’s worldwide operations in the 13 weeks ended November 25, 2018 increased to 33.3% from 29.0% in the 13 weeks ended November 26, 2017. The Company’s gross profit from continuing operations in the 39 weeks ended November 25, 2018 was higher than its gross profit from continuing operations in the prior year’s comparable period, and the gross profit from continuing operations as a percentage of sales for the Company’s worldwide operations in the 39 weeks ended November 25, 2018 increased to 29.8% from 27.9% in the 39 weeks ended November 26, 2017. The higher gross profit margins from continuing operations for the 13 weeks and 39 weeks ended November 25, 2018 compared to the 13 weeks and 39 weeks ended November 26, 2017 were principally a result of higher sales, reduced salaried headcount, primarily through attrition, and the partially fixed nature of overhead expenses in the 13 weeks and 39 weeks ended November 25, 2018 compared to the 13 weeks and 39 weeks ended November 26, 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations decreased by $526,000 during the 13 weeks ended November 25, 2018, or by 21%, and decreased by $989,000 during the 39 weeks ended November 25, 2018, or by 14%, compared to last fiscal year's comparable periods, and these expenses, measured as percentages of sales from continuing operations, were 15.4% and 18.0%, respectively, in the 13 weeks and 39 weeks ended November 25, 2018 compared to 24.5% and 23.7%, respectively, in the 13 weeks and 39 weeks ended November 26, 2017. The decreases in such expenses during the 13 weeks and 39 weeks ended November 25, 2018 were primarily the result of lower payroll, travel and entertainment and stock option expenses.

Selling, general and administrative expenses from continuing operations included stock option expenses of $194,000 and $594,000, respectively, for the 13 weeks and 39 weeks ended November 25, 2018, compared to stock option expenses of $234,000 and $709,000, respectively, for the 13 weeks and 39 weeks ended November 26, 2017.

Earnings from Continuing Operations

For the reasons set forth above, the Company’s earnings from continuing operations were $2.3 million and $4.1 million, respectively, for the 13 weeks and 39 weeks ended November 25, 2018 compared to $0.5 million and $1.3 million, respectively, for the 13 weeks and 39 weeks ended November 26, 2017.

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

Interest and Other Income

Interest and other income from continuing operations was $393,000 and $1.1 million, respectively, for the 13 weeks and 39 weeks ended November 25, 2018, compared to $734,000 and $2.2 million, respectively, for last fiscal year's comparable periods. Interest income decreased 46% and 51%, respectively, for the 13 weeks and 39 weeks ended November 25, 2018 primarily as a result of lower average balances of marketable securities held by the Company in the 13 weeks and 39 weeks ended November 25, 2018, compared to last fiscal year's comparable periods, partially offset by higher weighted average interest rates. During the 39 weeks ended November 25, 2018, the Company earned interest income principally from its investments, which consisted primarily of short-term instruments and money market funds.

Income Tax Provision

The Company's effective income tax rates from continuing operations for the 13 weeks and 39 weeks ended November 25, 2018 were 22.9% and 8.8%, respectively, compared to 31.3% and 25.6%, respectively, for the 13 weeks and 39 weeks ended November 26, 2017. Tax rates during fiscal year 2019 benefitted from lower U.S. federal tax rates pertaining to the Tax Cuts and Jobs Act enacted in December 2017. The low effective income tax rate in the 2019 fiscal year 39-week period was due to a tax benefit of $788,000 related to clarifying regulations pertaining to the Tax Cuts and Jobs Act enacted in December 2017.

Net Earnings from Continuing Operations

For the reasons set forth above, the Company's net earnings from continuing operations for the 13 weeks and 39 weeks ended November 25, 2018 were $2.1 million and $4.7 million, respectively, compared to net earnings of $344,000 and $1.3 million, respectively, for the 13 weeks and 39 weeks ended November 26, 2017.

Discontinued Operations

On July 25, 2018, the Company entered into a definitive agreement to sell its Electronics Business for $145.0 million in cash. The Company completed this transaction on December 4, 2018.

The operating results of the Electronics Business are classified, together with certain costs related to the transaction, as discontinued operations, net of tax, in the Consolidated Statements of Operations.

The Company’s net earnings from discontinued operations were higher in the 13 weeks ended November 25, 2018 compared to the 13 weeks ended November 26, 2017 primarily as a result of lower restructuring charges and a gain of $2,945 realized on the sale of its New England Laminates Co., Inc. facility located in Newburgh, New York. The Company’s net earnings from discontinued operations were higher in the 39-week period ended November 25, 2018 than in last fiscal year’s comparable period, primarily as a result of lower restructuring charges and higher sales, compared to last year’s comparable period, and a one-time litigation expense of $375,000 in the 39-week period ended November 26, 2017.

During the 2018 fiscal year, the Company consolidated its Nelco Products, Inc. Electronics Business Unit located in Fullerton, California and its Neltec, Inc. Electronics Business Unit located in Tempe, Arizona. The restructuring expenses were $61,000 and $231,000 during the 13-week and 39-week periods ended November 25, 2018, respectively, and $360,000 and $4.4 million during the 13-week and 39-week periods ended November 26, 2017, respectively.

Basic and Diluted Earnings Per Share

In the 13 weeks and 39 weeks ended November 25, 2018, basic and diluted earnings per share from continuing operations were $0.10 and $0.23, respectively, including, in both such periods, the tax benefit described above. This compared to basic and diluted earnings per share from continuing operations of $0.02 and $0.06 in the 13 weeks and 39 weeks ended November 26, 2017, respectively. The net impact of the tax benefit described above increased basic and diluted earnings per share by $0.04 the 39 weeks ended November 25, 2018.

Liquidity and Capital Resources - Continuing Operations:

(amounts in thousands)	November 25,	February 25,
	2018	2018	Change
Cash and cash equivalents and marketable securities	$112,386	$108,231	$4,155
Working capital	119,621	116,317	3,304

	39 Weeks Ended
(amounts in thousands)	November 25,	November 26,
	2018	2017	Change
Net cash provided by operating activities	$5,225	$3,432	$1,793
Net cash used in investing activities	(5,432)	(67,869)	62,437
Net cash used in financing activities	(5,415)	(8,782)	3,367

Cash and Marketable Securities

Of the $112.4 million of cash and cash equivalents and marketable securities at November 25, 2018, $3.7 million was owned by certain of the Company’s wholly owned foreign subsidiaries.

The change in cash and cash equivalents and marketable securities at November 25, 2018 compared to February 25, 2018 was the result of cash used in operating activities and a number of additional factors. The significant changes in cash flows from operating activities were as follows:

●

accounts receivable decreased by 16% at November 25, 2018 compared to February 25, 2018 primarily due to a decrease in days outstanding in the quarter ended November 25, 2018 compared to the fourth quarter of the 2018 fiscal year;

●	inventories increased by 16% at November 25, 2018 compared to February 25, 2018 primarily due to higher sales compared to the fourth quarter of the 2018 fiscal year and higher projected sales in the fourth quarter of the 2019 fiscal year;

●	accounts payable decreased by 6% at November 25, 2018 compared to February 25, 2018 primarily due to the timing of vendor payments and raw material purchases from suppliers;

●

accrued liabilities increased by 43% at November 25, 2018 compared to February 25, 2018 primarily due to increases in travel and entertainment and shutdown accruals offset by lower professional fee accruals; and

●	income taxes payable decreased by 8% at November 25, 2018 compared to February 25, 2018 primarily due to income tax payments made during the 39 weeks ended November 25, 2018.

In addition, the Company paid $6.1 million in cash dividends in each of the 39-week periods ended November 25, 2018 and November 26, 2017.

Working Capital

The decrease in working capital at November 25, 2018 compared to February 25, 2018 was due principally to the decrease in accounts receivable, partially offset by the increase in inventories and the decrease in accounts payable.

The Company's current ratio (the ratio of current assets to current liabilities) was 26.4 to 1.0 at November 25, 2018 compared to 28.0 to 1.0 at February 25, 2018.

Cash Flows

During the 39 weeks ended November 25, 2018, the Company's net earnings, before depreciation and amortization, stock-based compensation, amortization of bond premium and changes in operating assets and liabilities, were $5.2 million. During the same 39-week period, the Company expended $399,000 for the purchase of property, plant and equipment, compared with $428,000 during the 39 weeks ended November 26, 2017. The Company paid $6.1 million in cash dividends in each of the 39-week periods ended November 25, 2018 and November 26, 2017.

Other Liquidity Factors

The Company believes its financial resources will be sufficient, through the 12 months following the filing of this Form 10-Q Quarterly Report and for the foreseeable future thereafter, to provide for continued investment in working capital and property, plant and equipment and for general corporate purposes. The Company’s financial resources are also available for purchases of the Company's common stock, appropriate acquisitions and other expansions of the Company's business including the recently announced expansion in Kansas.

The Company is not aware of any circumstances or events that are reasonably likely to occur that could materially affect its liquidity.

Liquidity and Capital Resources - Discontinued Operations:

(amounts in thousands)	November 25,	February 25,
	2018	2018	Change
Cash and cash equivalents and marketable securities	$-	$-	$-
Working capital	13,599	12,724	875

	39 Weeks Ended
(amounts in thousands)	November 25,	November 26,
	2018	2017	Change

Net cash provided by operating activities	$5,731	$1,547	$4,184
Net cash used in investing activities	(158)	(275)	117
Net cash used in financing activities	-	-	-

Working Capital

The increase in working capital at November 25, 2018 compared to February 25, 2018 was due principally to the increase in inventory levels.

The Company's current ratio (the ratio of current assets to current liabilities) was 2.4 to 1.0 at November 25, 2018 compared to 2.6 to 1.0 at February 25, 2018.

Cash Flows

During the 39 weeks ended November 25, 2018, the Company's net earnings, before depreciation and amortization, stock-based compensation, amortization of bond premium and changes in operating assets and liabilities, were $5.7 million. During the same 39-week period, the Company expended $158,000 for the purchase of property, plant and equipment, compared with $275,000 during the 39 weeks ended November 26, 2017.

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

The Company’s critical accounting policies that are important to the Consolidated Financial Statements and that entail, to a significant extent, the use of estimates and assumptions and the application of management’s judgment are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2018. There have been no significant changes to such accounting policies during the 2019 fiscal year third quarter.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

The Company's market risk exposure at November 25, 2018 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended February 25, 2018.

Item 4.     Controls and Procedures.

(a)     Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of November 25, 2018, the end of the quarterly fiscal period covered by this quarterly report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to shares of the Company's Common Stock acquired by the Company during each month included in the Company’s 2019 fiscal year third quarter ended November 25, 2018.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

August 27 - September 25	0	$-	0

September 26 - October 25	0	$-	0

October 26 - November 25	0	$-	0

Total	0	$-	0	1,531,412 (a)

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 25, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at November 25, 2018 (unaudited) and February 25, 2018; (ii) Consolidated Statements of Operations for the 13 weeks and 39 weeks ended November 25, 2018 and November 26, 2017 (unaudited); (iii) Consolidated Statements of Comprehensive Earnings (Loss) for the 13 weeks and 39 weeks ended November 25, 2018 and November 26, 2017 (unaudited); and (iv) Condensed Consolidated Statements of Cash Flows for the 39 weeks ended November 25, 2018 and November 26, 2017 (unaudited). * +

*     Filed electronically herewith.

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

Park Electrochemical Corp.
(Registrant)

/s/ Brian E. Shore
Date: January 4, 2019	Brian E. Shore Chief Executive Officer (principal executive officer)

/s/ P. Matthew Farabaugh
Date: January 4, 2019	P. Matthew Farabaugh Senior Vice President and Chief Financial Officer (principal financial officer) (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Name

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 25, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at November 25, 2018 (unaudited) and February 25, 2018; (ii) Consolidated Statements of Operations for the 13 weeks and 39 weeks ended November 25, 2018 and November 26, 2017 (unaudited); (iii) Consolidated Statements of Comprehensive Earnings (Loss) for the 13 weeks and 39 weeks ended November 25, 2018 and November 26, 2017 (unaudited); and (iv) Condensed Consolidated Statements of Cash Flows for the 39 weeks ended November 25, 2018 and November 26, 2017 (unaudited). * +

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