Form 10-K
period 2019-03-03
PARK ELECTROCHEMICAL CORP
filed 2019-05-20
CIK 76267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 3, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission file number 1-4415

PARK ELECTROCHEMICAL CORP.

(Exact Name of Registrant as Specified in Its Charter)

New York	11-1734643
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)
48 South Service Road, Melville, New York (Address of Principal Executive Offices)	11747 (Zip Code)

Registrant’s telephone number, including area code (631) 465-3600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

Common Stock, par value $.10 per share	PKE	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Title of Class	Aggregate Market Value	As of Close of Business On
Common Stock, par value $.10 per share	$409,079,990	August 24, 2018

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding	As of Close of Business On
Common Stock, par value $.10 per share	20,492,153	May 10, 2019

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Shareholders to be held July 16, 2019 incorporated by reference into Part III of this Report.

PART I

ITEM 1.     BUSINESS.

General

Park Electrochemical Corp. (“Park”), through its subsidiaries (unless the context otherwise requires, Park and its subsidiaries are hereinafter called the “Company”), is an aerospace company which develops and manufactures solution and hot-melt advanced composite materials used to produce composite structures for the global aerospace markets. Park’s advanced composite materials include film adhesives (undergoing qualification) and lightning strike materials. Park offers an array of composite materials specifically designed for hand lay-up or automated fiber placement (AFP) manufacturing applications. Park’s advanced composite materials are used to produce primary and secondary structures for jet engines, large and regional transport aircraft, military aircraft, Unmanned Aerial Vehicles (UAVs commonly referred to as “drones”), business jets, general aviation aircraft and rotary wing aircraft. Park also offers specialty ablative materials for rocket motors and nozzles and specially designed materials for radome applications. As a complement to Park’s advanced composite materials offering, Park designs and fabricates composite parts, structures and assemblies and low volume tooling for the aerospace industry. Target markets for Park’s composite parts and structures (which include Park’s patented composite Sigma Strut and Alpha Strut product lines) are, among others, prototype and development aircraft, special mission aircraft, spares for legacy military and civilian aircraft and exotic spacecraft. Park’s core capabilities are in the areas of polymer chemistry formulation and coating technology.

On December 4, 2018, Park completed the previously announced sale of its digital and radio frequency/microwave printed circuit materials business (collectively, the “Electronics Business”), including manufacturing facilities in Singapore, France, California and Arizona and R&D facilities in Singapore and Arizona, to AGC Inc. for an aggregate purchase price of $145 million in cash, subject to post-closing adjustments for changes in working capital compared to the target net working capital, excluding cash in certain acquired subsidiaries and certain accrued and unpaid taxes of certain acquired subsidiaries. Therefore, the results of operations for the Electronics Business are reported as discontinued operations. Continuing operations discussed below refer to Park’s aerospace business unless otherwise indicated, and prior periods in such discussion have been restated to reflect results excluding the Electronics Business. See Note 13, “Discontinued Operations”, of the Notes to Consolidated Financial Statements elsewhere in this Report for additional information on the sale.

The Company's manufacturing and research and development facilities are located in Kansas. The Company also maintains dormant facilities in California and Singapore.

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

AEROGLIDE®, COREFIX®, EASYCURE E-710®, ELECTROGLIDE®, and TIN CITY AIRCRAFT WORKS® are registered trademarks of Park Electrochemical Corp., and ALPHASTRUT™, PEELCOTE™, RADARWAVE™ and SIGMASTRUT™ are common law trademarks of Park Electrochemical Corp.

Operations

The Company designs, develops and manufactures engineered, advanced composite materials and advanced composite structures and assemblies and low-volume tooling for the aerospace markets and prototype tooling for such structures and assemblies.

The Company’s aerospace composite materials are designed, developed and manufactured by the Company’s Park Aerospace Technologies Corp. (“PATC”) business unit located at the Newton, Kansas Airport. Prior to the Company’s sale of its Electronics Business , aerospace composite materials were also manufactured by the Company’s Nelco Products Pte. Ltd. business unit in Singapore at a facility that was transferred to a subsidiary of the Company and rendered dormant in connection with the sale. The Company’s aerospace composite structures and assemblies and low-volume tooling are also developed and manufactured by the Company’s PATC business unit.

PATC offers a full range of aerospace composite materials manufacturing capability, as well as composite structures design, assembly and production capability, all in its Newton facility. PATC offers composite aircraft and space vehicle structures design and assembly services, in addition to “build-to-print” services. The Company believes that the ability of its PATC facility to manufacture and develop both composite materials and structures at a single location can facilitate the needs of the aircraft and space vehicle industries .

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

The Company’s aerospace composite materials products include prepregs manufactured from proprietary formulations using modified epoxies, phenolics, polyesters, cyanate esters and polyimides combined with woven, non-woven and unidirectional reinforcements. Reinforcement materials used to produce the Company’s products include polyacrylonitrile (“PAN”) based carbon fiber, E-glass (fiberglass), S2 glass, quartz, carbonized rayon, aramids, such as Kevlar® (“Kevlar” is a registered trademark of E.I. du Pont de Nemours & Co.), Twaron® (“Twaron” is a registered trademark of Teijin Twaron B.V. LLC), polyester and other synthetic materials. The Company also sells certain specialty prepregs with carbonized rayon fabric reinforcements that are used mainly in the rocket motor industry.

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

During the Company’s 2019, 2018 and 2017 fiscal years, 42.8%, 30.5% and 14.7%, respectively, of the Company’s total worldwide sales were to General Electric Company, a leading manufacturer of aerospace engines. Sales to AAE Aerospace were 10.6% of the Company’s total worldwide sales in the 2018 fiscal year. During the 2019, 2018 and 2017 fiscal years, sales to no other customer of the Company equaled or exceeded 10% of the Company’s total worldwide sales. In April 2019, Middle River Aircraft Systems, the General Electric Company subsidiary that uses the Company’s products to manufacture aircraft nacelles, was sold to ST Engineering Aerospace. The aircraft nacelles manufactured with the Company’s products continue to be sold by ST Engineering Aerospace to affiliates of General Electric Company.

The Company’s revenue derived from its top customer is larger as a percentage of total revenue of the Company than prior to the sale of the Electronics Business. The loss of a major customer or of a group of customers could have a material adverse effect on the Company’s business or its consolidated results of operations or financial position.

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

 Manufacturing

The Company’s manufacturing facilities for aerospace composite materials and for composite structures and assemblies are currently located in Newton, Kansas. Prior to the Company’s sale of its Electronics Business, aerospace composite materials were also manufactured by the Company’s Nelco Products Pte. Ltd. business unit in Singapore at a facility that was transferred to a subsidiary of the Company and rendered dormant in connection with the Sale. See “Operations” elsewhere in this Report.

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

The Company’s laboratories have been approved by several aerospace OEMs, and the Company has achieved certification pursuant to the National Aerospace and Defense Contractors Accreditation Program (“NADCAP”) for both non-metallic materials manufacturing and testing and composites fabrication. After all the processing has been completed, the product is tested and packaged for shipment to the customer. The Company typically supplies final product to the customer in roll form. The Company’s PATC facility has received accreditation by NADCAP for composite structures manufacturing and for composite materials manufacturing, and the Company believes that the PATC facility is one of the few facilities in the world with NADCAP accreditation for manufacturing both composite materials and composite structures. The Company has also received AS9100C certification for its quality management system for the manufacture of advanced composite materials and design and manufacturing of structures for aircraft and aerospace industries.

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

Backlog

The Company considers an item as backlog when it receives a purchase order specifying the number of units to be purchased, the purchase price, specifications and other customary terms and conditions. At May 1, 2019, the unfilled portion of all purchase orders received by the Company and believed by it to be firm was $24,171,828, compared to $15,270,091 at May 1, 2018. A major portion of the Company’s backlog consists of composite materials.

Various factors contribute to the size of the Company’s backlog. Accordingly, the foregoing information may not be indicative of the Company’s results of operations for any period subsequent to the fiscal year ended March 3, 2019.

Patents and Trademarks

The Company holds several patents and trademarks or licenses thereto. In the Company’s opinion, some of these patents and trademarks are important to its products. Generally, however, the Company does not believe that an inability to obtain new; or to defend existing, patents and trademarks would have a material adverse effect on the Company.

Employees

At March 3, 2019, the Company had 112 employees. Of these employees, 76 were engaged in the Company’s manufacturing operations, and 36 consisted of executive, sales and marketing and research and development personnel and general administrative staff.

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

The factors described under “Risk Factors” in Item 1A of this Report could cause the Company's actual results to differ materially from any such results which might be projected, forecasted, estimated or budgeted by the Company in forward-looking statements.

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

The Company's business could suffer if the Company is unable to develop new products on a timely basis.

The Company's operating results could be negatively affected if the Company were unable to maintain and increase its technological and manufacturing capability and expertise to develop new products on a timely basis. Although the Company believes that it has certain technological and other advantages over its competitors, maintaining such advantages will require the Company to continue investing in research and development and sales and marketing. There can be no assurance that the Company will be able to make the technological advances necessary to maintain such competitive advantages or that the Company can recover major research and development expenses.

The industries in which the Company operates are very competitive.

Certain of the Company's principal competitors are substantially larger and have greater financial resources than the Company, and the Company's operating results will be affected by its ability to maintain its competitive positions in these industries. The aerospace composite materials and composite structures and assemblies industries are intensely competitive, and the Company competes worldwide in the markets for such products.

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

There are a limited number of qualified suppliers of the principal materials used by the Company in its manufacture of aerospace composite materials and composite structures and assemblies. The Company has qualified alternate sources of supply for many, but not all, of its raw materials, but certain raw materials are produced by only one supplier. In some cases, substitutes for certain raw materials are not always readily available, and in the past there have been shortages in the market for certain of these materials. Raw material substitutions for certain aircraft related products may require governmental (such as Federal Aviation Administration) approval. While the Company considers its relationships with its suppliers to be strong, a shortage of these materials or a disruption of the supply of these materials caused by a natural disaster or otherwise could materially increase the Company’s cost of operations and could materially adversely affect the business and results of operations of the Company. Likewise, significant increases in the cost of materials purchased by the Company could also materially increase the Company’s cost of operations and could have a material adverse effect on the Company’s business and results of operations if the Company were unable to pass such increases through to its customers.

The Company's customer base is highly concentrated, and the loss of one or more customers could adversely affect the Company's business.

A loss of one or more key customers could adversely affect the Company's profitability. The Company's customer base is concentrated, in part, because the Company's business strategy has been to develop long-term relationships with a select group of customers. During the Company's fiscal years ended March 3, 2019, February 25, 2018 and February 26, 2017, the Company's ten largest customers accounted for approximately 74%, 72% and 57%, respectively, of net sales. The Company expects that sales to a relatively small number of customers will continue to account for a significant portion of its net sales for the foreseeable future. “Customers and End Markets” in Item 1 of Part I of this Report.

The Company's business is dependent on aerospace industry, which is cyclical in nature.

The aerospace industry is cyclical and has experienced downturns. The downturns can occur at any time as a result of events that are industry specific or macroeconomic, and in the event of a downturn, the Company may have no way of knowing if, when and to what extent there might be a recovery. Deterioration in the market for aerospace products has often reduced demand for, and prices of, advanced composite materials, structures and assemblies. A potential future reduction in demand and prices could have a negative impact on the Company’s business and operating results.

In addition, the Company is subject to the effects of general regional and global economic and financial conditions.

The Company relies on short-term orders from its customers.

A variety of conditions, both specific to the individual customer and generally affecting the customer’s industry, can cause a customer to reduce or delay orders previously anticipated by the Company, which could negatively impact the Company’s business and operating results. While some customers place orders based on long term pricing agreements, such agreements are typically requirements-based and do not set forth minimum purchase obligations. As a result, the Company must continually communicate with its customers to validate forecasts and anticipate the future volume of purchase orders.

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

The Company’s business is capital intensive and, in addition, the introduction of new technologies could substantially increase the Company’s capital expenditures. In order to remain competitive, the Company must continue to make significant investments in capital equipment, which could adversely affect the Company’s results of operations. The Company recently disclosed that it will expand its Newton, Kansas manufacturing facilities. The anticipated costs of this and any other expansion cannot be determined with precision and may vary materially from those budgeted. In addition, any expansion will increase the Company's fixed costs. The Company's future profitability depends upon its ability to utilize its manufacturing capacity in an effective manner.

The Company is subject to a variety of environmental regulations.

The Company’s production processes require the use, storage, treatment and disposal of certain materials which are considered hazardous under applicable environmental laws, and the Company is subject to a variety of regulatory requirements relating to the handling of such materials and the release of emissions and effluents into the environment, non-compliance with which could have a negative impact on the Company’s business or results of operations. Other possible developments, such as the enactment or adoption of additional environmental laws, could result in substantial costs to the Company.

If the Company’s efforts to protect its proprietary information are not sufficient, the Company may be adversely affected.

The Company’s business relies upon proprietary information, trade secrets and know-how in its product formulations and its manufacturing and research and development activities. The Company takes steps to protect its proprietary rights and information, including the use of confidentiality and other agreements with employees and consultants and in commercial relationships, including with suppliers and customers. If these steps prove to be inadequate or are violated, the Company’s competitors might gain access to the Company’s trade secrets, and there may be no adequate remedy available to the Company.

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

The Company’s business and operations may be adversely affected by cybersecurity breaches or other information technology system or network intrusions.

The Company depends on information technology and computerized systems to communicate and operate effectively. The Company stores sensitive data including proprietary business information, intellectual property and confidential employee or other personal data on our servers and databases. Attempts by others to gain unauthorized access to the Company’s information technology system have become more sophisticated. These attempts, which might be related to industrial or foreign government espionage, activism or other motivations, include covertly introducing malware to the Company’s computers and networks, performing reconnaissance, impersonating authorized users, stealing, corrupting or restricting the Company’s access to data, among other activities. The Company continues to update its infrastructure, security tools, employee training and processes to protect against security incidents, including both external and internal threats and to prevent their recurrence. While Company personnel have been tasked to detect and investigate such incidents, cybersecurity attacks could still occur and may lead to potential data corruption and exposure of proprietary and confidential information. The unauthorized use of the Company’s intellectual property and/or confidential business information could harm its competitive position, reduce the value of the Company’s investment in research and development and other strategic initiatives or otherwise adversely affect the Company’s business or results of operations. Any intrusion may also cause operational stoppages, fines, penalties, litigation of governmental investigations and proceedings, diminished competitive advantages through reputational damages and increased operational costs. Additionally, the Company may incur additional costs to comply with its customers’, including the U.S. Government’s, increased cybersecurity protections and standards.

Acquisitions, mergers, business combinations or joint ventures may entail certain operational and financial risks.

The Company may acquire businesses, product lines or technologies that expand or complement those of the Company. It may also enter into mergers, business combinations or joint ventures for similar purposes. The integration and management of an acquired company or business may strain the Company's management resources and technical, financial and operating systems. In addition, implementation of acquisitions can result in large one-time charges and costs. A given acquisition, if consummated, may materially affect the Company's business, financial condition and results of operations.

The Company’s securities may fluctuate in value.

The market price of the Company’s securities can be subject to fluctuations in response to quarter to quarter variations in operating results, changes in analyst earnings estimates, market conditions in the aerospace composite materials and composite structures and assemblies industries, as well as general economic conditions and other factors external to the Company.

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

During the 2019 fiscal year, the Company sold its dormant facility in Newburgh, New York. The Company’s Nelco Products, Inc. business unit located in California and its Neltec, Inc. business unit located in Arizona, as well as the properties leased by those business units, were transferred to AGC Inc. in connection with the Sale, except that the dormant Fullerton facility was transferred to, and is retained by, a newly organized subsidiary of the Company.

ITEM 3. LEGAL PROCEEDINGS.

No material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

Executive Officers of the Registrant.

Name	Title	Age
Brian E. Shore	Chief Executive Officer and Chairman of the Board of Directors	67

Christopher T. Mastrogiacomo	President and Chief Operating Officer	61

Stephen E. Gilhuley	Executive Vice President – Administration and Secretary	74

P. Matthew Farabaugh	Senior Vice President and Chief Financial Officer	58

Benjamin W. Shore	Senior Vice President – Sales, Marketing and Business Development	31

Mark A. Esquivel	Executive Vice President and Chief Operating Officer	46

Constantine Petropoulos	Senior Vice President and General Counsel	41

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

Mr. Mastrogiacomo was elected President and Chief Operating Officer on July 28, 2014 after having served as Executive Vice President and Chief Operating Officer since June 1, 2011 and as Senior Vice President of Strategic Marketing since December 8, 2010. Mr. Mastrogiacomo resigned as President and Chief Operating Officer in connection with the Company’s sale of the Electronics Business effective December 4, 2018.

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

Mr. Benjamin Shore was elected Senior Vice President – Sales, Marketing and Business Development of the Company in December 2018, after having served as Senior Vice President – Business Development of the Company since October 2017. Prior to joining the Company, he was employed by athenahealth, Inc. located in Watertown, Massachusetts, through September 2017, where most recently he was Manager, Corporate Development, working on mergers and acquisitions, strategic partnerships and investments. From 2011 to 2014, he was an Investment Analyst and subsequently a Senior Investment Analyst at Prudential Capital Group in New York, New York, where he invested capital in middle market companies in many different industries; and in 2010 and 2011, he was an Associate in Economic and Valuation Services at KPMG LLP in New York, New York, working on financial and tax consulting projects. He is a CFA Charterholder.

Mr. Esquivel was promoted to Executive Vice President and Chief Operating Officer of the Company on May 7, 2019 after having been elected Senior Vice President and Chief Operating Officer in December 2018. He had been Senior Vice President – Aerospace of the Company since October 2017 and Vice President – Aerospace of the Company and President of the Company’s Park Aerospace Technologies Corp. business unit in Newton, Kansas since April 2015. Mr. Esquivel has been employed by the Company and its subsidiaries in various positions since 1994. He was Vice President of Aerospace Composite Structures of PATC from March 2012 to April 2015 and President of PATC from June 2010 to March 2012. Prior to June 2010, Mr. Esquivel was Vice President and General Manager of the Company’s former Neltec, Inc. business unit located in Tempe, Arizona, and was responsible for the day-to-day operations of Neltec, Inc. since his appointment to that position in September 2008, having held various positions since he originally joined Neltec, Inc. in 1994.

Mr. Petropoulos was promoted to Senior Vice President and General Counsel of the Company on May 7, 2019. He had been Vice President and General Counsel since September 2014. Prior to joining the Company, Mr. Petropoulos had been Managing Attorney at Scientific Games Corporation in New York City since November 2011. From September 2007 to October 2011, he was Senior Corporate Counsel, Finance & Strategic Development at Coca-Cola HBC SA in Attica, Greece; and from October 2002 to September 2007 he was an attorney at Latham & Watkins LLP in New York City.

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

For the Fiscal Year Ended	Stock Price		Dividends
March 3, 2019	High	Low	Declared
First Quarter	$20.64	$16.45	$0.10
Second Quarter	24.16	19.84	0.10
Third Quarter	21.63	17.30	0.10
Fourth Quarter	23.30	16.90	4.35	(a)

For the Fiscal Year Ended	Stock Price		Dividends
February 25, 2018	High	Low	Declared
First Quarter	$20.24	$16.00	$0.10
Second Quarter	19.22	16.35	0.10
Third Quarter	19.85	17.78	0.10
Fourth Quarter	23.58	16.93	3.10	(b)

(a)

During the 2019 fiscal year fourth quarter, the Company declared its regular cash dividend of $0.10 per share in December 2018, payable February 5, 2019 to shareholders of record on January 2, 2019, and declared a special cash dividend of $4.25 per share in January 2019, payable February 26, 2019 to shareholders of record on February 5, 2019.

(b)

During the 2018 fiscal year fourth quarter, the Company declared its regular cash dividend of $0.10 per share in December 2017, payable February 6, 2018 to shareholders of record on January 2, 2018, and declared a special cash dividend of $3.00 per share in January 2018, payable February 13, 2018 to shareholders of record on January 23, 2018.

As of May 10, 2019, there were 511 holders of record of Common Stock.

The Company expects, for the foreseeable future, to continue to pay regular cash dividends.

The following table provides information with respect to shares of the Company’s Common Stock acquired by the Company during each month included in the Company’s 2019 fiscal year fourth quarter ended March 3, 2019.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

November 26 - January 3	0	$-	0

January 4 - February 3	0	$-	0

February 4 - March 3	0	$-	0

Total	0	$-	0	1,531,412 (a)

(a)

Aggregate number of shares available to be purchased by the Company pursuant to share purchase authorizations announced on January 8, 2015 and March 10, 2016. Pursuant to such authorizations, the Company is authorized to purchase its shares from time to time on the open market or in privately negotiated transactions.

As a result of the authorizations announced on January 8, 2015 and March 10, 2016, the Company is authorized to purchase up to a total of 1,531,412 shares of its common stock, representing approximately 7.5% of the Company’s 20,492,153 total outstanding shares as of the close of business on May 10, 2019.

As previously announced by the Company, shares purchased by the Company will be retained as treasury stock and will be available for use under the Company’s stock option plan and for other corporate purposes.

Stock Performance Graph

The graph set forth below compares the annual cumulative total return for the Company’s five fiscal years ended March 3, 2019 among the Company, the New York Stock Exchange Market Index (the “NYSE Index”), the Nasdaq US Small Cap Aerospace and Defense Index (the “Nasdaq Index”) and a Zachs Investment Research, Inc. (formerly Morningstar Inc., formerly Hemscott, Inc.) index for electronic components and accessories manufacturers (the “Group Index”) comprised of the Company and 202 other companies.  The companies in the Group Index are classified in the same three-digit industry group in the Standard Industrial Classification Code system and are described as companies primarily engaged in the manufacture of electronic components and accessories. The returns of each company in the Group Index and the Nasdaq Index have been weighted according to the company’s stock market capitalization. The Company is transitioning from the Group Index to the Nasdaq Index, because the Company sold its Electronics Business in December 2018 and is now engaged only in the aerospace business. The graph has been prepared based on an assumed investment of $100 on February 28, 2014 and the reinvestment of dividends (where applicable).

	2014	2015	2016	2017	2018	2019
Park Electrochemical Corp	$100.00	$82.65	$55.04	$76.57	$81.04	$103.64
Group Index	$100.00	$26.27	$23.48	$34.68	$47.80	$46.12
NYSE Index	$100.00	$108.74	$97.15	$119.72	$137.09	$138.96
NASDAQ US Small Cap Aerospace and Defense Index	$100.00	$104.60	$82.49	$109.89	$129.67	$161.94

ITEM 6. SELECTED FINANCIAL DATA.

The following selected consolidated financial data of Park and its subsidiaries is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements, related Notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein. Insofar as such consolidated financial information relates to the three fiscal years ended March 3, 2019 and is as of the end of the fiscal years ended March 3, 2019 and February 25, 2018, it is derived from the Consolidated Financial Statements for each of the three fiscal years in the period ended March 3, 2019 and as of the fiscal years ended March 3, 2019 and February 25, 2018 audited by the Company’s independent registered public accounting firms. The Consolidated Financial Statements as of March 3, 2019 and February 25, 2018 and for the three fiscal years ended March 3, 2019, February 25, 2018 and February 26, 2017, together with the report of the independent registered public accounting firm for the fiscal years ended March 3, 2019, February 25, 2018 and February 26, 2017, appear in Item 8 of Part II of this Report.

On December 4, 2018, the Company completed the previously announced sale of its Electronics Business, including manufacturing facilities in Singapore, France, California and Arizona and R&D facilities in Singapore and Arizona, to AGC Inc. for an aggregate purchase price of $145 million in cash, subject to post-closing adjustments for changes in working capital compared to target net working capital, excluding cash in certain acquired subsidiaries and certain accrued and unpaid taxes of certain acquired subsidiaries. See Note 13, “Discontinued Operations”, of the Notes to Consolidated Financial Statements elsewhere in this Report for additional information on the Sale.  All periods presented in the following selected consolidated financial data have been adjusted to reflect the Electronics Business results as discontinued operations. Fiscal years ended February 28, 2016 and March 1, 2015 and information as of February 26, 2017, February 28, 2016 and March 1, 2015 are based on previously audited financial statements, but such reclassifications for discontinued operations have not been audited for such periods.

	Fiscal Year Ended
	(Amounts in thousands, except per share amounts)
	March 3,	February 25,	February 26,	February 28,	March 1,
	2019	2018	2017	2016	2015
CONSOLIDATED STATEMENT OF EARNINGS INFORMATION
Net sales	$51,116	$40,230	$31,837	$38,763	$35,148
Cost of sales	34,932	28,942	23,538	29,900	28,140
Gross profit	16,184	11,288	8,299	8,863	7,008
Selling, general and administative expenses	8,968	9,862	10,309	10,944	12,088
Restructuring charges	-	146	-	-	-
Earnings (loss) from continuing operations	7,216	1,280	(2,010)	(2,081)	(5,080)
Interest expense	-	2,269	1,432	1,657	1,438
Interest and other income	2,379	2,641	1,637	1,078	827
Loss on sale of marketable securities	(1,498)	(1,342)	-	-	-
Earnings (loss) from continuing operations before income taxes	8,097	310	(1,805)	(2,660)	(5,691)
Income tax provision (benefit)	1,791	(18,162)	(711)	(1,679)	(1,888)
Net earnings (loss) from continuing operations	6,306	18,472	(1,094)	(981)	(3,803)
Earnings from discontinued operations, net of tax	107,239	2,123	10,377	19,010	23,846
Net earnings	$113,545	$20,595	$9,283	$18,029	$20,043

Earnings per share:

Basic earnings per share:
Basic earnings (loss) per share from continuing operations	$0.31	$0.91	$(0.05)	$(0.05)	$(0.18)
Basic earnings per share from discontinued operations	$5.29	$0.11	$0.51	$0.94	$1.14
Basic earnings per share	$5.60	$1.02	$0.46	$0.89	$0.96

Diluted earnings per share:
Diluted earnings (loss) per share from continuing operations	$0.31	$0.91	$(0.05)	$(0.05)	$(0.18)
Diluted earnings per share from discontinued operations	5.26	0.11	0.51	$0.94	$1.14
Diluted earnings per share	$5.57	$1.02	$0.46	$0.89	$0.96

Cash dividends per common share	$4.65	$3.40	$0.40	$0.40	$1.90

Weighted average number of common shares outstanding:
Basic	20,288	20,237	20,235	20,347	20,912
Diluted	20,385	20,267	20,239	20,352	20,986

BALANCE SHEET INFORMATION

Working capital	$156,778	$129,041	$255,007	$255,507	$283,535
Total assets	188,851	170,146	315,616	321,376	350,682
Long-term debt	-	-	68,500	72,000	84,000
Shareholders' equity	159,011	135,261	182,826	180,867	181,599

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

The Company’s fiscal year is the 52- or 53-week period ending the Sunday nearest to the last day of February. The 2019, 2018 and 2017 fiscal years ended on March 3, 2019, February 25, 2018 and February 26, 2017, respectively. The 2019 fiscal year consisted of 53 weeks. The 2018 and 2017 fiscal years each consisted of 52 weeks. Unless otherwise indicated in this Discussion and Analysis, all references to years and quarters in this Discussion and Analysis are to the Company’s fiscal years and fiscal quarters and all annual and quarterly information in this Discussion and Analysis is for such fiscal years and quarters, respectively.

2019 Financial Overview

In 2019, the Company completed the sale of its electronics business, announced entering into a long-term pricing agreement with a major customer, announced a planned expansion of its operations in Newton, Kansas and declared and paid a special cash dividend of $4.25 per share.

On December 4, 2018, Park completed the previously announced sale of its Electronics Business, including manufacturing facilities in Singapore, France, California and Arizona and R&D facilities in Singapore and Arizona, to AGC Inc. for an aggregate purchase price of $145 million in cash, subject to post-closing adjustments for changes in working capital compared to target net working capital, excluding cash in certain acquired subsidiaries and certain accrued and unpaid taxes of certain acquired subsidiaries. See Note 13, “Discontinued Operations”, of the Notes to Consolidated Financial Statements elsewhere in this Report for additional information on the Sale.  As a result, the discussion below is of the Company’s continuing operations, which are comprised of the aerospace business and the Company’s corporate office.

The Company paid a special cash dividend of $4.25 per share on February 26, 2019 to shareholders of record at the close of business on February 5, 2019. The special cash dividend was funded from the Company’s cash balances. This special dividend, together with the Company’s regular quarterly dividend of $0.10 per share paid February 5, 2019 to shareholders of record on January 2, 2019, brings the total amount of dividends paid to shareholders to $24.75 per share, a total of approximately $506 million, since the Company’s 2005 fiscal year.

In 2019, the Company announced the major expansion of its aerospace manufacturing, development and design facilities located at the Newton City-County Airport in Newton, Kansas.  This expansion will include the construction of a redundant manufacturing facility located adjacent to Park’s existing Newton, Kansas facilities.  This redundant facility, which is being constructed in part to support a major aerospace customer, will include approximately 90,000 square feet of manufacturing and office space, and will essentially double the size of Park’s existing Newton, Kansas facilities.  The total cost of the expansion is expected to be approximately $20 million, and the expansion is expected to be completed in the first half of the 2020 calendar year.  The expansion includes new resin mixing and delivery systems, new hot-melt film and tape manufacturing lines, space to accommodate an additional hot-melt tape line or solution treating line, space to accommodate a confidential joint development project with a major aerospace customer, additional slitting capability, significant additional freezer and storage space, an expanded production lab, a new R&D lab and additional office space.

During 2019, the Company recorded a non-cash charge of $0.5 million in connection with the modification of previously granted employee stock options resulting from the $4.25 per share special cash dividend paid by the Company in February 2019. Selling, general and administrative expenses in 2019 included $1.2 million of stock option expense.

In order to raise the approximately $87 million to fund the special cash dividend of $4.25 per share paid in February 2019, the Company liquidated marketable securities and recorded losses on the sales of marketable securities of $1.5 million.

The Company's total net sales worldwide in 2019 were 27% higher than in 2018 due primarily to the “end customer” of a major Company customer ramping up commercial jet production and the Company’s customer restocking depleted inventory, particularly in the fourth quarter, and to an increase in military sales during 2019.

The Company’s gross profit margin, measured as a percentage of sales, increased to 31.7% in 2019 from 28.1% in 2018 due primarily to higher sales and production levels combined with the fixed nature of certain overhead costs and cost reduction efforts.

The Company’s earnings from continuing operations in 2019 were 464% higher than in 2018, primarily as a result of the aforementioned increases in sales and gross profit margin and a 9% reduction in selling, general and administrative expenses, which included the additional stock option modification charge of $0.5 million. The Company’s net earnings from continuing operations in 2019 were 65% lower than in 2018, primarily due to the $17.8 million tax benefit recorded in the 2018 year resulting from the Tax Act enacted on December 22, 2017 and to a loss on sales of marketable securities of $1.5 million incurred to raise funds for the special cash dividend of $4.25 per share paid in February 2019.

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

The markets for the Company’s products continue to be strong, and the Company anticipates sales will increase in 2020 from 2019.

Results of Operations:

2019 Compared to 2018

	Year Ended
	March 3,	February 25,
(Amounts in thousands, except per share amounts)	2019	2018	Increase / (Decrease)
Net sales	$51,116	$40,230	$10,886	27%
Cost of sales	34,932	28,942	5,990	21%
Gross profit	16,184	11,288	4,896	43%
Selling, general and administrative expenses	8,968	9,862	(894)	-9%
Restructuring charges	-	146	(146)	-100%
Earnings from continuing operations	7,216	1,280	5,936	464%
Interest expense	-	2,269	(2,269)	-100%
Interest and other income	2,379	2,641	(262)	-10%
Loss on sale of marketable securities	(1,498)	(1,342)	(156)	12%
Earnings from continuing operations before income taxes	8,097	310	7,787	2512%
Income tax (benefit) provision	1,791	(18,162)	19,953	-110%
Net earnings from continuing operations	6,306	18,472	(12,166)	-66%
Earnings from discontinued operations, net of tax	107,239	2,123	105,116	4951%
Net earnings	$113,545	$20,595	$92,950	451%

Earnings per share:
Basic:
Continuing Operations	$0.31	$0.91	$(0.60)	-66%
Discontinued Operations	5.29	0.11	5.18	4709%
Basic earnings per share	$5.60	$1.02	$4.58	449%

Diluted:
Continuing Operations	$0.31	$0.91	$(0.60)	-66%
Discontinued Operations	5.26	0.11	5.15	4682%
Diluted earnings per share	$5.57	$1.02	$4.55	446%

Net Sales

The Company's total net sales worldwide in 2019 were 27% higher than in 2018 due primarily to the “end customer” of a major Company customer ramping up  commercial jet production and the Company’s customer restocking depleted inventory, particularly in the fourth quarter, and to an increase in military sales during 2019.

Gross Profit

The Company’s gross profit margin, measured as a percentage of sales, increased to 31.7% in 2019, from 28.1% in 2018, due primarily to higher sales and the partially fixed nature of overhead expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $0.9 million, or 9%, during 2019 compared to 2018. Such expenses, measured as percentages of sales, were 17.5% during 2019 compared to 24.5% during 2018. The decrease in such expenses in 2019 was due primarily to decreases in salary and related expenses, lower travel and entertainment expenses, lower legal fees and lower stock option expenses, excluding the stock option modification charges in each period.

Selling, general and administrative expenses in 2019 included $1.2 million of stock option expenses, including $0.5 million due to the modification of previously granted stock options, compared to $1.4 million of such expenses in 2018, including $0.5 million due to the modification of previously granted stock options.

Earnings from Continuing Operations

For the reasons set forth above, the Company’s earnings from continuing operations were $7.2 million for 2019, including a pre-tax stock option modification charge of $0.5 million resulting from the special dividend of $4.25 per share paid in February 2019. The Company’s earnings from continuing operations were $1.3 million in 2018, including a pre-tax stock option modification charge of $0.5 million resulting from the special dividend of $3.00 per share paid in February 2019.

Loss on Sales of Marketable Securities

The Company recorded losses on the sales of marketable securities of $1.5 million in connection with the liquidation of securities to fund the special cash dividend of $4.25 per share paid in February 2019. The Company recorded losses on the sales of marketable securities of $1.3 million in connection with the repatriation of cash and the prepayment of all outstanding debt under the Credit Agreement in the amount of $68.5 million of principal and the funding of a special cash dividend of $3.00 per share paid in February 2018.

Interest Expense

Interest expense in 2019 was $0, compared to $2.3 million in 2018. The decrease in interest expense in 2019 was primarily due to the termination of the Credit Agreement, dated as of January 16, 2016, between the Company and HSBC Bank USA (the “Credit Agreement”) in 2018. As previously reported, the Company voluntarily prepaid the remaining loan balance of $68.5 million with HSBC Bank and terminated the Credit Agreement. The prepayment was made with the Company’s cash and cash equivalents, marketable securities and restricted cash. In connection with the termination of the Credit Agreement, the Company expensed the remaining deferred financing costs of $0.1 million in the fourth quarter of 2018. See Note 10 of the Notes to Consolidated Financial Statements included elsewhere in this Report and “Liquidity and Capital Resources” elsewhere in this Item 7 for additional information.

Interest and Other Income

Interest and other income were $2.4 million and $2.6 million for 2019 and 2018, respectively. The decrease from 2018 was primarily the result of lower average invested cash during the period, partially offset by higher weighted average interest rates. As mentioned above, the Company prepaid all outstanding debt under the Credit Agreement in the amount of $68.5 million of principal and paid a special cash dividend of $3.00 per share in February 2018. During 2019 and 2018, the Company earned interest income principally from its investments, which were primarily in short-term instruments and money market funds.

Income Tax Provision

The Company’s effective income tax rate of 22.1% for 2019 was due primarily to the U.S. Federal rate and state income taxes partially offset by favorable adjustments to valuation allowances on state tax credits and a decrease in state apportionment percentages. The Company’s effective income tax rate was significantly different for 2018, due to the discrete tax benefit of $17.8 million recorded in the fourth quarter of 2018 pertaining to U.S. tax law changes enabling the reduction of deferred tax liabilities previously recorded, partially offset by the one-time transition tax on deemed repatriated earnings of certain non-U.S. subsidiaries. See “Results of Operations – Fiscal Year 2018 Compared to Fiscal Year 2017 – Income Tax Provision” elsewhere in this Item 7.

Net Earnings from Continuing Operations

The Company’s net earnings from continuing operations for 2019 were $6.3 million, including the stock option modification pre-tax charge of $0.5 million in connection with the special dividend of $4.25 per share paid in February 2019 and the pre-tax loss of $1.5 million on the sales of marketable securities. The Company’s net earnings from continuing operations for 2018 were $18.5 million, including the tax benefit of $17.8 million related to the Tax Act, the stock option modification pre-tax charge of $0.5 million in connection with the special dividend of $3.00 per share paid in February 2018, the pre-tax loss of $1.3 million on the sales of marketable securities and the pre-tax deferred financing costs of $0.1 million related to the termination of the Credit Agreement in 2018. The net impact of the items described above was to decrease net earnings by $2.0 million in 2019 and to increase net earnings by $16.0 million in 2018.

Discontinued Operations

On December 4, 2018, Park completed the previously announced sale of its Electronics Business, including manufacturing facilities in Singapore, France, California and Arizona and R&D facilities in Singapore and Arizona, to AGC Inc. for an aggregate purchase price of $145 million in cash, subject to post-closing adjustments for changes in working capital compared to the target net working capital, excluding cash in certain acquired subsidiaries and certain accrued and unpaid taxes of certain acquired subsidiaries. See Note 13, “Discontinued Operations”, of the Notes to Consolidated Financial Statements elsewhere in this Report for additional information on the sale.

The operating results of the Electronics Business are classified, together with certain costs related to the sale, as discontinued operations, net of tax, in the Consolidated Statements of Operations.

The Company’s net earnings from discontinued operations were higher in 2019 compared to 2018 primarily as a result of the gain recognized on the sale of the electronics business of $102,145 and the gain of $2,945 recognized on the sale of its New England Laminates Co., Inc. facility located in Newburgh, New York.

Basic and Diluted Earnings Per Share

Basic and diluted earnings per share from continuing operations for 2019 were $0.31, including the stock option modification charge in connection with the special dividend paid in February 2019 and the pre-tax loss on the sales of marketable securities described above, compared to basic and diluted earnings per share for 2018 of $0.91, including the tax benefit related to the Tax Act, the stock option modification charge in connection with the special dividend paid in February 2018, the pre-tax loss on the sales of marketable securities and the deferred financing costs described above. The net impact of the items described above was to increase basic and diluted earnings per share by $0.08 in 2019 and decrease basic and diluted earnings per share by $0.81 in 2018.

2018 Compared to 2017

	Year Ended
	February 25,	February 26,
(Amounts in thousands, except per share amounts)	2018	2017	Increase / (Decrease)
Net sales	$40,230	$31,837	$8,393	26%
Cost of sales	28,942	23,538	5,404	23%
Gross profit	11,288	8,299	2,989	36%
Selling, general and administrative expenses	9,862	10,309	(447)	-4%
Restructuring charges	146	-	146	100%
Earnings (loss) from continuing operations	1,280	(2,010)	3,290	-164%
Interest expense	2,269	1,432	837	58%
Interest and other income	2,641	1,637	1,004	61%
Loss on sale of marketable securities	(1,342)	-	(1,342)	100%
Earnings (loss) from continuing operations before income taxes	310	(1,805)	2,115	-117%
Income tax (benefit)	(18,162)	(711)	(17,451)	2454%
Net earnings (loss) from continuing operations	18,472	(1,094)	19,566	-1788%
Earnings from discontinued operations, net of tax	2,123	10,377	(8,254)	-80%
Net earnings	$20,595	$9,283	$11,312	122%

Earnings (loss) per share:
Basic:
Continuing Operations	$0.91	$(0.05)	$0.96	-1920%
Discontinued Operations	0.11	0.51	(0.40)	-78%
Basic earnings per share	$1.02	$0.46	$0.56	122%

Diluted:
Continuing Operations	$0.91	$(0.05)	$0.96	-1920%
Discontinued Operations	0.11	0.51	(0.40)	-78%
Diluted earnings per share	$1.02	$0.46	$0.56	122%

Net Sales

Sales in 2018 increased $8.4 million, or 26%, from 2017. The increase in sales was due primarily to higher sales to a major customer following completion of that customer’s inventory correction.

Gross Profit

The Company’s gross profit margin, measured as a percentage of sales, increased to 28.1% in 2018 from 26.1% in 2017 due primarily to higher sales and production levels of the Company’s aerospace products combined with the fixed nature of certain overhead costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $0.4 million, or 4%, during 2018 compared to 2017. Such expenses measured as percentages of sales were 24.5% during 2018 compared to 32.3% during 2017. The decrease in such expenses in 2018 was primarily due to lower salary, incentive compensation and stock option expenses and lower professional fees.

Selling, general and administrative expenses in 2018 included $1.4 million of stock option expenses, including $0.5 million due to the modification of previously granted stock options, compared to $1.2 million of such expenses in 2017.

Earnings from Continuing Operations

For the reasons set forth above, the Company’s earnings from continuing operations were $1.3 million for 2018, including pre-tax charges of $0.5 million associated with the modification of stock options, compared to negative $2.0 million for 2017.

Loss on Sales of Marketable Securities

The changes in the U.S. tax code, enacted by the Tax Cuts and Jobs Act enacted in December 2017 (the “Tax Act”), allowed the Company to repatriate its foreign accumulated income at a lower effective tax rate. In response to the Tax Act, the Company liquidated certain marketable securities and repatriated cash held by foreign subsidiaries during the 13-week period ended February 25, 2018. As a result, the Company recorded losses on the sales of marketable securities of $1.3 million in connection with the repatriation of cash and the prepayment of all outstanding debt under the Credit Agreement in the amount of $68.5 million of principal and the funding of a special cash dividend of $3.00 per share paid in February 2018.

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

Interest and Other Income

Interest and other income were $2.6 million and $1.6 million for 2018 and 2017, respectively. The 61% increase in 2018 was primarily the result of higher weighted average interest rates based on longer average maturities of marketable securities held by the Company in 2018 compared to 2017's comparable period, partially offset by lower average invested cash during the period. As mentioned above, the Company prepaid all outstanding debt under the Credit Agreement in the amount of $68.5 million of principal and paid a special cash dividend of $3.00 per share in February 2018. During 2018 and 2017, the Company earned interest income principally from its investments, which were primarily in short-term instruments and money market funds.

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

In the fourth quarter of 2018, as a result of the Tax Act, the Company recorded a discrete non-cash tax benefit of $0.2 million due to the remeasurement of U.S. deferred tax assets and liabilities. The Company remeasured certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future, which is generally 21% for Federal income tax purposes.

The Company’s effective income tax rate for 2018 was primarily due to the impact of the Tax Act.  The Company’s effective income tax rate was 9.5% for 2017.

Net Earnings from Continuing Operations

The Company’s net earnings from continuing operations for 2018 was $18.5 million, including pre-tax charges of $0.1 million related to facility closure, compared to a loss of $1.1 million for 2017.

Discontinued Operations

Earnings from discontinued operations, net of taxes was $2.1 million in 2018 compared to $10.4 million in 2017. Earnings from discontinued operations, net of taxes were lower in 2018 compared to 2017 primarily as a result of lower sales and higher restructuring charges. During 2018, the Company recorded pre-tax restructuring charges of $5.0 million in connection with the consolidation of its electronics business units in California and Arizona, the closure, in 2009, of its facility in Newburgh, New York and the closure, in 2012, of its facility in Waterbury, Connecticut, compared to pre-tax restructuring charges of $0.3 million in 2017 in connection with the aforementioned facility closure in Newburgh, New York.

Basic and Diluted Earnings Per Share

Basic and diluted earnings per share for 2018 were $0.91, including the facility closure mentioned above, compared to basic and diluted earnings per share of negative $0.05 for 2017.

Liquidity and Capital Resources:

(Amounts in thousands)	March 3,	February 25,	Increase /
	2019	2018	(Decrease)

Cash and marketable securities	$151,624	$108,231	$43,393
Working capital	156,778	129,041	27,737

	Fiscal Year Ended
(Amounts in thousands)	March 3,	February 25,	February 26,	Increase / (Decrease)
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017

Net cash provided by (used in) operating activities	$8,060	$(6,264)	$1,283	$14,324	$(7,547)
Net cash provided by investing activities	8,898	42,364	2,652	(33,466)	39,712
Net cash used in financing activities	(105,519)	(130,710)	(11,093)	25,191	(119,617)

Cash, Marketable Securities and Restricted Cash

The Company believes it has sufficient liquidity to fund its operating activities for the 12 months from the date of the filing of this Form 10-K Annual Report and for the foreseeable future thereafter.

The change in cash and marketable securities at March 3, 2019 compared to February 25, 2018 was primarily the result of cash proceeds from the sale of the Company’s electronics business in December 2018 partially offset by the special dividend paid by the Company to its shareholder in February 2019 and a number of additional factors. The significant changes in cash provided by operating activities were as follows:

●	accounts receivable increased by 34% at March 3, 2019 compared to February 25, 2018 due primarily to the increase in total net sales in the last month of 2019;

●	inventory increased 33% due primarily to raw material purchased at the end of February 2019 for use in future production;

●	prepaid expenses and other current assets increased 15% due primarily to increase in other receivables offset by a decrease to prepaid marketable securities;

●	accounts payable increased 74% due primarily to the raw material purchase at the end of February 2019;

●	accrued liabilities increased 186% at March 3, 2019 compared to February 25, 2018 due primarily to increased accruals for restructuring and bonuses; and

●	income taxes payable increased 248% at March 3, 2019 compared to February 25, 2018 due to the impacts of the Tax Act.

In addition, the Company received $145 million in proceeds from the sale of its Electronics Business, net of taxes and transaction expenses, and paid $95.0 million and $68.8 million in cash dividends during 2019 and 2018, respectively, including special dividends of $86.8 million and $60.7 million paid in 2019 and 2018, respectively. The Company incurred $1.5 million of losses on sales of marketable securities in order to pay the special cash dividend.

Working Capital

Working capital at March 3, 2019 was higher compared to February 25, 2018. Increases in cash and cash equivalents and marketable securities, accounts receivable and inventories were offset by increases in accounts payable, accrued liabilities and taxes payable.

The Company's current ratio (the ratio of current assets to current liabilities) was 15.1 to 1 at March 3, 2019 compared to 11.6 to 1 at February 25, 2018.

Cash Flows

During 2019, the Company's net earnings from continuing operations, before depreciation and amortization, stock-based compensation, amortization of bond premium and gain on sale of fixed assets, were $9.6 million. Such earnings reflected a loss on sales of marketable securities of $1.5 million and were decreased by changes in operating assets and liabilities of $1.6 million, resulting in an increase in accounts receivable of $2.4 million, primarily related to high sales in the last month of the fiscal year, resulting in $8.1 million of cash provided by operating activities from continuing operations. During 2019, the Company expended $2.8 million for the purchase of property, plant and equipment compared to $571,000 during 2018, and the Company paid $95.1 million and $68.8 million in cash dividends in 2019 and 2018, respectively.

Other Liquidity Factors

In December 2018, PATC entered into a Development Agreement with the City of Newton, Kansas and the Board of County Commissioners of Harvey County, Kansas.  Pursuant to this agreement, PATC agreed to construct and operate an additional manufacturing facility approximately 90,000 square feet in size for the design, development and manufacture of advanced composite materials and parts, structures and assemblies for aerospace. PATC further agreed to equip the facility through the purchase of machinery, equipment and furnishings and to create additional new full-time employment of specified levels during a five-year period.  In exchange for these agreements, the City and the County agreed to lease to PATC three acres of land at the Newton City/County Airport, in addition to the eight acres previously leased to PATC by the City and County.  The City and the County further agreed to provide financial and other assistance toward the construction of the additional facility as set forth in the Development Agreement. The Company estimates the total cost of the additional facility to be approximately $20 million, and the Company expects to complete the construction of the additional facility in the first half of the 2020 calendar year.

On December 22, 2017, the Tax Act was enacted and significantly revised U.S. corporate income tax by, among other things, lowering corporate income tax rates, imposing a one-time transition tax on deemed repatriated earnings of non-U.S. subsidiaries, and implementing a territorial tax system. As a result of the Tax Act, the Company recorded tax payable to be paid in installments over eight years. The remaining balance of these installment payments, as of March 3, 2019, was approximately $19 million to be paid over the next seven years.

The Company believes its financial resources will be sufficient, for the 12 months from the date of the filing of this Form 10-K Annual Report and for the foreseeable future thereafter, to provide for continued investment in working capital and property, plant and equipment and for general corporate purposes. The Company’s financial resources are also available for purchases of the Company's common stock, appropriate acquisitions and other expansions of the Company's business.

The Company is not aware of any circumstances or events that are reasonably likely to occur that could materially affect its liquidity.

Contractual Obligations:

The Company's contractual obligations and other commercial commitments to make future payments under contracts, such as lease agreements, consist only of operating lease commitments, commitments to purchase raw materials and commitments to purchase equipment, as described in Note 11 of the Notes to Consolidated Financial Statements included elsewhere in this Report. The Company has no other long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments or contingent commitments, other than two standby letters of credit in the total amount of $.3 million to secure the Company's obligations under its workers’ compensation insurance program.

As of March 3, 2019 the Company’s significant contractual obligations, including payments due by fiscal year, were as follows:

Contractual Obligations (Amounts in thousands)	Total	2020	2021-2022	2023-2024	2025 and Thereafter

Operating lease obligations	$1,457	$834	$570	$53	$-
Equipment purchase obligations	3,973	-	3,973	-	-
Total	$5,430	$834	$4,543	$53	$-

At March 3, 2019, the Company had unrecognized tax benefits of $1.0 million. A reasonable estimate of the timing of the payment of these liabilities is not possible.

Off-Balance Sheet Arrangements:

The Company's liquidity is not dependent on the use of, and the Company is not engaged in, any off-balance sheet financing arrangements, such as securitization of receivables or obtaining access to assets through special purpose entities.

Environmental Matters:

The Company is subject to various Federal, state and local government and foreign government requirements relating to the protection of the environment. The Company believes that, as a general matter, its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and that its handling, manufacture, use and disposal of hazardous or toxic substances are in accord with environmental laws and regulations. However, mainly because of past operations of the Company’s Electronics Business and operations of predecessor companies, which were generally in compliance with applicable laws at the time of the operations in question, the Company, like other companies engaged in similar businesses, is a party to claims by government agencies and third parties and has incurred remedial response and voluntary cleanup costs associated with environmental matters. Additional claims and costs involving past environmental matters may continue to arise in the future. It is the Company's policy to record appropriate liabilities for such matters when remedial efforts are probable and the costs can be reasonably estimated.

In 2019, 2018 and 2017, the Company incurred approximately $70,000, $99,000 and $84,000, respectively, for remedial response and voluntary cleanup costs and related legal fees, and the Company received, or expects to receive, reimbursement pursuant to general liability insurance coverage for approximately $68,000, $92,000 and $84,000, respectively, of such amounts. While annual environmental remedial response and voluntary cleanup expenditures, including legal fees, have generally been constant from year to year, and may increase over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At March 3, 2019 and February 25, 2018, there were no amounts recorded in accrued liabilities for environmental matters.

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

Recently Adopted Accounting Pronouncement

See Note 16 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for a discussion of the Company's recently adopted accounting pronouncements.

Revenue Recognition

The Company recognizes revenue when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the providing entity expects to be entitled in exchange for those goods or services. We recognize revenue when all of the following criteria are met: (1) we have entered into a binding agreement, (2) the performance obligations have been identified, (3) the transaction price to the customer has been determined, (4) the transaction price has been allocated to the performance obligations in the contract, and (5) the performance obligations have been satisfied. The majority of the Company’s shipping terms permit it to recognize revenue at point of shipment. Shipping and handling costs are treated as fulfillment costs.

Sales Allowances and Product Warranties

The Company records estimated reductions to revenue for customer returns, allowances, and warranty claims. Provisions for such reductions are recorded in the period the sale is recorded and are derived from historical trends and other relevant information. The Company’s products are made to customer specifications and tested for adherence to such specifications before shipment to customers. Composite structures and assemblies may be subject to “airworthiness” acceptance by customers after receipt at the customers’ locations. There are no future performance requirements other than the products’ meeting the agreed specifications. The Company’s basis for providing sales allowances for returns are known situations in which products may have failed due to manufacturing defects in the products supplied by the Company. The Company is focused on manufacturing the highest quality advanced composite materials, structures and assemblies and tooling possible and employs stringent manufacturing process controls and works with raw material suppliers who have dedicated themselves to complying with the Company’s specifications and technical requirements. The amounts of returns and allowances resulting from defective or damaged products have been approximately 1.0% of sales for each of the Company’s last three fiscal years.

Accounts Receivable

The Company’s accounts receivable are due from purchasers of the Company’s products. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within established payment terms and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than established payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the conditions of the general economy and the aerospace industry. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company writes off accounts receivable when they become uncollectible.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The Company writes down its inventory for estimated obsolescence or unmarketability based upon the age of the inventory and assumptions about future demand for the Company's products and market conditions.

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

Employee Benefit Programs

The Company's obligations for workers' compensation claims prior to fiscal year 2019 are effectively self-insured, although the Company maintains individual and aggregate stop-loss insurance coverage for such claims. The Company accrues its workers’ compensation liability based on estimates of the total exposure of known claims using historical experience and projected loss development factors less amounts previously paid out.

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

Interest Rate Risk – The exposure to market risks for changes in interest rates relates to the Company's short-term investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company’s short-term investment portfolio is managed in accordance with guidelines issued by the Company. These guidelines are designed to establish a high quality fixed income portfolio of government and highly rated corporate debt securities with a maximum weighted maturity of less than one year. Based on the average anticipated maturity of the investment portfolio at the end of the 2019 fiscal year, the Company does not believe that a hypothetical 10% fluctuation in short-term interest rates would have had a material impact on the consolidated results of operations or financial position of the Company.

Commodities Risk – The Company is subject to fluctuations in the cost of raw materials used to manufacture its materials and products. In particular, the Company is exposed to market fluctuations in commodity pricing as the Company utilizes certain materials that are key materials in certain of its products. The Company generally passes changes in the costs of its raw material costs through to its customers. The Company currently does not use hedging strategies to minimize the risk of price fluctuations on commodity-based raw materials; however, the Company regularly reviews such strategies on an ongoing basis. See “Materials and Sources of Supply” in Item 1 of this Report.

Item 8.	Financial Statements and Supplementary Data.

The Company's Financial Statements begin on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Park Electrochemical Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Park Electrochemical Corp.  and subsidiaries (the “Company”) as of March 3, 2019 and February 25, 2018, and the related consolidated statements of operations, comprehensive earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 3, 2019 and the related notes and financial statement schedule listed in the index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 3, 2019 and February 25, 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended March 3, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 3, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 20, 2019, expressed an unqualified opinion.

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

Jericho, New York

May 20, 2019

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	March 3, 2019	February 25, 2018

ASSETS
Current assets:
Cash and cash equivalents	$71,007	$18,254
Marketable securities (Note 2)	80,617	89,977
Accounts receivable, less allowance for doubtful accounts of $32 and $32, respectively	9,352	6,961
Inventories (Note 3)	5,267	3,955
Prepaid expenses and other current assets	1,690	1,473
Current Assets - Discontinued Operations (Note 13)	-	20,648
Total current assets	167,933	141,268

Property, plant and equipment, net (Note 3)	10,791	9,805
Goodwill and other intangible assets (Note 3)	9,811	9,818
Other assets (Note 4)	316	370
Non-current Assets - Discontinued Operations (Note 13)	-	8,885
Total assets	$188,851	$170,146

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,169	$1,825
Accrued liabilities (Note 3)	2,920	1,022
Income taxes payable	5,066	1,456
Current Liabilities - Discontinued Operations (Note 13)	-	7,924
Total current liabilities	11,155	12,227

Non-current income taxes payable (Note 4)	17,669	20,364
Deferred income taxes (Note 4)	-	1,133
Other liabilities (Note 4)	1,016	314
Non-current Liabilities - Discontinued Operations (Note 13)	-	847
Total liabilities	29,840	34,885

Commitments and contingencies (Notes 11 and 12)

Shareholders' equity (Note 6):
Preferred stock, $1 par value per shares-authorized, 500,000 shares; issued, none	-	-

Common stock, $0.10 par value per shares-authorized, 60,000,000 shares; issued, 20,965,144 shares	2,096	2,096
Additional paid-in capital	169,395	169,011
Accumulated deficit	(2,605)	(21,099)
Accumulated other comprehensive (loss) earnings	(22)	131
	168,864	150,139

Less treasury stock, at cost, 479,191 and 723,573 shares, respectively	(9,853)	(14,878)
Total shareholders' equity	159,011	135,261
Total liabilities and shareholders' equity	$188,851	$170,146

See Notes to Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Fiscal Year Ended

	March 3,	February 25,	February 26,
	2019	2018	2017

Net sales	$51,116	$40,230	$31,837
Cost of sales	34,932	28,942	23,538
Gross profit	16,184	11,288	8,299
Selling, general and administrative expenses	8,968	9,862	10,309
Restructuring charges (Note 8)	-	146	-
Earnings (loss) from continuing operations	7,216	1,280	(2,010)
Interest expense (Note 10)	-	2,269	1,432
Interest and other income	2,379	2,641	1,637
Loss on sale of marketable securities	(1,498)	(1,342)	-
Earnings (loss) from continuing operations before income taxes	8,097	310	(1,805)
Income tax provision (benefit) (Note 4)	1,791	(18,162)	(711)
Net earnings (loss) from continuing operations	6,306	18,472	(1,094)
Earnings from discontinued operations, net of tax (Note 13)	107,239	2,123	10,377
Net earnings	$113,545	$20,595	$9,283

Earnings (loss) per share (Note 7)
Basic:
Continuing Operations	$0.31	$0.91	$(0.05)
Discontinued Operations	5.29	0.11	0.51
Basic earnings per share	$5.60	$1.02	$0.46
Basic weighted average shares	20,288	20,237	20,235

Diluted:
Continuing Operations	$0.31	$0.91	$(0.05)
Discontinued Operations	5.26	0.11	0.51
Diluted earnings per share	$5.57	$1.02	$0.46
Diluted weighted average shares	20,385	20,267	20,239

See Notes to Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts in thousands)

	Fiscal Year Ended

	March 3,	February 25,	February 26,
	2019	2018	2017

Net earnings	$113,545	$20,595	$9,283
Other comprehensive earnings (loss), net of tax:
Foreign currency translation	(1,310)	(50)	30
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	41	-	76
Less: reclassification adjustment for gains included in net earnings	-	(17)	(228)
Unrealized losses on marketable securities:
Unrealized holding losses arising during the period	(87)	(2,189)	(411)
Less: reclassification adjustment for losses included in net earnings	1,203	1,361	88
Other comprehensive loss	(153)	(895)	(445)
Total comprehensive earnings	$113,392	$19,700	$8,838

See Notes to Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Amounts in thousands, except share and per share amounts)

				(Accumulated	Accumulated
			Additional	Deficit)	Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Earnings (Loss)	Shares	Amount

Balance, March 1, 2016	20,965,144	$2,096	$166,398	$25,922	$1,471	730,473	$(15,020)
Net earnings	-	-	-	9,283	-	-	-
Foreign currency translation	-	-	-	-	30	-	-
Unrealized loss on marketable securities, net of tax	-	-	-	-	(475)	-	-
Stock-based compensation	-	-	1,214	-	-	-	-
Cash dividends ($.40 per share)	-	-	-	(8,093)	-	-	-
Balance, February 26, 2017	20,965,144	2,096	167,612	27,112	1,026	730,473	$(15,020)
Net earnings	-	-	-	20,595	-	-	-
Foreign currency translation	-	-	-	-	(50)	-	-
Unrealized loss on marketable securities, net of tax	-	-	-	-	(845)	-	-
Stock options exercised	-	-	(46)	-	-	(6,900)	142
Stock-based compensation	-	-	1,445	-	-	-	-
Cash dividends ($3.40 per share)	-	-	-	(68,806)	-	-	-
Balance, February 25, 2018	20,965,144	2,096	169,011	(21,099)	131	723,573	$(14,878)
Net earnings	-	-	-	113,545	-	-	-
Foreign currency translation adjustment for sale of business	-	-	-	-	(1,310)	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	1,157	-	-
Stock options exercised	-	-	(1,157)	-	-	(244,382)	5,025
Stock-based compensation	-	-	1,541	-	-	-	-
Cash dividends ($4.65 per share)	-	-	-	(95,051)	-	-	-
Balance, March 3, 2019	20,965,144	$2,096	$169,395	$(2,605)	$(22)	479,191	$(9,853)

See Notes to Consolidated Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Year Ended
	March 3,	February 25,	February 26,
	2019	2018	2017
Cash flows from operating activities:
Net earnings (loss) from continuing operations	$6,306	$18,472	$(1,094)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	1,784	1,833	1,851
Stock-based compensation	1,249	1,445	1,214
Provision for deferred income taxes	(1,147)	(47,991)	(1,411)
Amortization of bond premium	(52)	287	434
Loss on sale of marketable securities	1,498	1,342	-
Changes in operating assets and liabilities:
Accounts receivable	(2,392)	(2,502)	334
Inventories	(1,312)	(542)	(510)
Prepaid expenses and other current assets	(452)	91	(465)
Other assets and liabilities	(1,580)	346	(528)
Accounts payable	1,344	652	22
Accrued liabilities	1,898	(198)	(577)
Income taxes payable	916	20,501	2,013
Net cash provided by (used in) operating activities - continuing operations	8,060	(6,264)	1,283
Net cash (used in) provided by operating activities - discontinued operations	(517)	9,605	11,884
Net cash provided by operating activities	7,543	3,341	13,167

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,764)	(571)	(68)
Purchases of marketable securities	(113,860)	(164,099)	(72,827)
Proceeds from sales and maturities of marketable securities	125,522	207,034	75,547
Net cash provided by investing activities - continuing operations	8,898	42,364	2,652
Net cash provided by (used in) investing activities - discontinued operations	144,951	(315)	(174)
Net cash provided by investing activities	153,849	42,049	2,478

Cash flows from financing activities:
Dividends paid	(95,051)	(68,806)	(8,093)
Decrease in restricted cash	-	10,000	-
Proceeds from exercise of stock options	(3,868)	96	-
Intercompany Capital Contributions	(6,600)	-	-
Payments of long-term debt	-	(72,000)	(3,000)
Net cash used in financing activities - continuing operations	(105,519)	(130,710)	(11,093)
Net cash used in financing activities - discontinued operations	-	-	-
Net cash used in financing activities	(105,519)	(130,710)	(11,093)

Decrease in cash and cash equivalents before effect of exchange rate changes - continuing operations	(88,561)	(94,610)	(7,158)
Increase in cash and cash equivalents before effect of exchange rate changes - discontinued operations	144,434	9,290	11,710
Increase (decrease) in cash and cash equivalents before effect of exchange rate changes	55,873	(85,320)	4,552

Effect of exchange rate changes on cash and cash equivalents - continuing operations	(170)	250	(136)
Effect of exchange rate changes on cash and cash equivalents - discontinued operations	(2,950)	886	265
Effect of exchange rate changes on cash and cash equivalents	(3,120)	1,136	129

Increase (decrease) in cash and cash equivalents	52,753	(84,184)	4,681
Cash and cash equivalents, beginning of year	18,254	102,438	97,757
Cash and cash equivalents, end of year	$71,007	$18,254	$102,438

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended March 3, 2019

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

a.	Principles of Consolidation – The consolidated financial statements include the accounts of Park and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

b.	Basis of Presentation – On July 25, 2018, the Company entered into a definitive agreement to sell its Electronics Business, for $145,000 in cash. This transaction was completed on December 4, 2018. (See Note 13).

The Company has classified the operating results of its Electronics Business, together with certain costs related to the transaction, as discontinued operations, net of tax, in the Consolidated Statements of Operations, in accordance with Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations (See Note 13).

c.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

d.

Accounting Period – The Company’s fiscal year is the 52- or 53-week period ending the Sunday nearest to the last day of February. The 2019, 2018 and 2017 fiscal years ended on March 3, 2019, February 25, 2018 and February 26, 2017, respectively. Fiscal years 2019, 2018 and 2017 consisted of 53, 52 and 52 weeks, respectively.

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

The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and current liabilities approximate their carrying value due to their short-term nature. Due to the variable interest rates periodically adjusting with the current LIBOR, the carrying value of outstanding borrowings under the Company’s long-term debt approximated its fair value (See Note 10). Certain assets and liabilities of the Company are required to be recorded at fair value on either a recurring or non-recurring basis. On a recurring basis, the Company records its marketable securities at fair value using Level 1 or Level 2 inputs. (See Note 2).

The Company’s non-financial assets measured at fair value on a non-recurring basis, for purposes of calculating impairment, include goodwill and any long-lived assets written down to fair value. To measure fair value of such assets, the Company uses Level 3 inputs consisting of techniques including an income approach and a market approach. The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the discounted cash flow analysis require the exercise of significant judgment, including judgment about appropriate discount rates, terminal values, growth rates and the amount and timing of expected future cash flows. There were no transfers between levels within the fair value hierarchy during the 2019, 2018 or 2017 fiscal years.

f.

Cash and Cash Equivalents – The Company considers all money market securities and investments with contractual maturities at the date of purchase of 90 days or less to be cash equivalents. The Company had $49,707 and $4,983 in debt securities included in cash equivalents at March 3, 2019 and February 25, 2018, respectively, which were valued based on Level 2 inputs. Certain of the Company’s cash and cash equivalents are in excess of U.S. government insurance. $126,196 of the $151,624 of cash and marketable securities at March 3, 2019 were owned by certain of the Company’s wholly owned foreign subsidiaries.

Supplemental cash flow information:

	Fiscal Year
	2019	2018	2017

Cash paid during the year for:
Income taxes, net of refunds	$14,451	$2,040	$3,648
Interest	-	2,127	1,342

At March 3, 2019 and February 25, 2018, the Company held $65,144 and $7,513, respectively, of cash and cash equivalents in foreign financial institutions.

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

i.

Revenue Recognition – The Company recognizes revenue when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the providing entity expects to be entitled in exchange for those goods or services. We recognize revenue when all of the following criteria are met: (1) we have entered into a binding agreement, (2) the performance obligations have been identified, (3) the transaction price to the customer has been determined, (4) the transaction price has been allocated to the performance obligations in the contract, and (5) the performance obligations have been satisfied. The majority of the Company’s shipping terms permit it to recognize revenue at point of shipment. Shipping and handling costs are treated as fulfillment costs.

j.

Sales Allowances and Product Warranties – The Company records estimated reductions to revenue for customer returns, allowances, and warranty claims. Provisions for such reductions are recorded in the period the sale is recorded and are derived from historical trends and other relevant information. The Company’s products are made to customer specifications and tested for adherence to specifications before shipment to customers. Composite structures and assemblies may be subject to “airworthiness” acceptance by customers after receipt at the customers’ locations. There are no future performance requirements other than the products’ meeting the agreed specifications. The Company’s bases for providing sales allowances for returns are known situations in which products may have failed due to manufacturing defects in products supplied by the Company. The Company is focused on manufacturing the highest quality products and employs stringent manufacturing process controls and works with raw material suppliers which have dedicated themselves to complying with the Company's specifications and technical requirements. The amounts of returns and allowances resulting from defective or damaged products have been less than 1.0% of sales for each of the Company's last three fiscal years.

k.

Accounts Receivable – The Company’s accounts receivable are due from purchasers of the Company’s products. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within established payment terms and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than established payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the conditions of the general economy and the aerospace industry. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company writes off accounts receivable when they become uncollectible.

l.

Valuation of Long-Lived Assets – The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Important factors that could trigger an impairment review include, but are not limited to, significant negative industry or economic trends and significant changes in the use of the Company's assets or strategy of the overall business.  $67 of impairments of long-lived assets was recognized in the 2018 fiscal year, and no impairments of long-lived assets were recognized in the 2019 or 2017 fiscal years.

m.

Goodwill and Other Intangible Assets – Goodwill is not amortized. Other intangible assets are amortized over the useful lives, which is 15 years, of the assets on a straight-line basis. The Company tests for impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. With respect to goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value is less than the carrying value. If, based on that assessment, the Company believes it is more likely than not that the fair value is less than the carrying value, a two-step goodwill impairment test is performed. The Company assesses the impairment of goodwill at least annually. The Company conducts its annual goodwill impairment test as of the first day of the fourth quarter. The Company concluded that there was no impairment in the 2019 or 2017 fiscal years.

n.

Shipping Costs – Most of the costs for third-party shippers for transporting products to customers are paid for or reimbursed by customers. The Company records minimal shipping costs in selling, general and administrative expenses.

o.

Property, Plant and Equipment – Property, plant and equipment are stated at cost less accumulated depreciation and amortization. The Company capitalizes additions, improvements and major renewals and expenses maintenance, repairs and minor renewals as incurred. Depreciation and amortization are computed principally by the straight-line method over the estimated useful lives of the assets. Machinery, equipment, furniture and fixtures are generally depreciated over 10 years. Building and leasehold improvements are generally depreciated over 25-30 years or the term of the lease, if shorter. The depreciation and amortization expenses associated with property, plant and equipment were $1,784, $1,833 and $1,851 for the 2019, 2018 and 2017 fiscal years, respectively.

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

Tax benefits are recognized for an uncertain tax position when, in the Company’s judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, the tax benefit is measured as the largest amount that is judged to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances and when new information becomes available. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by the Company. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes its liability for unrecognized tax benefits is adequate. Interest and penalties, if any, recognized on the liability for unrecognized tax benefits are recorded as income tax expense.

q.

Foreign Currency Translation – Assets and liabilities of foreign subsidiaries using currencies other than the U.S. dollar as their functional currency are translated into U.S. dollars at period-end exchange rates or historical exchange rates, where applicable, and income and expense items are translated at average exchange rates for the period. Gains and losses resulting from translation are recorded as currency translation adjustments in comprehensive earnings and are eliminated when foreign operations are sold or otherwise disposed of.

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

t.	Reclassification – Certain amounts in the consolidated financial statements of the Company have been reclassified to conform to classifications used in the current year as a result of the discontinued operations presentation. The reclassifications had no effect on previously reported results of consolidated operations or retained earnings. (See Note 13).

2.	MArketable Securities

The Company recorded losses on the sales of marketable securities of $1,498 in connection with the funding of a special cash dividend of $4.25 per share paid in February 2019. The change in the U.S. tax code, as provided by the Tax Cuts and Jobs Act (“Tax Act”), has allowed the Company to repatriate its foreign accumulated income at a lower effective tax rate. In response to the Tax Act, the Company liquidated certain marketable securities and repatriated cash held by foreign subsidiaries during the fourth quarter of the 2018 fiscal year. As a result, the Company recorded losses on the sales of marketable securities of $1,342 in connection with the repatriation of cash, the prepayment of all outstanding debt under the Credit Agreement, dated as of January 15, 2016, between the Company and HSBC Bank USA, in the amount of approximately $68,500 of principal and the funding of a special cash dividend of $3.00 per share paid in February 2018.

The following is a summary of available-for-sale securities:

	March 3, 2019
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$68,718	$68,718	$-	$-
U.S. corporate debt securities	11,899	11,899	-	-
Total marketable securities	$80,617	$80,617	$-	$-

	February 25, 2018
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$78,361	$78,361	$-	$-
U.S. corporate debt securities	11,616	11,616	-	-
Total marketable securities	$89,977	$89,977	$-	$-

The following tables show the amortized cost basis, gross unrealized gains and losses and gross realized gains and losses on the Company’s available-for-sale securities:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses

March 3, 2019:
U.S. Treasury and other government securities	$68,727	$44	$53
U.S. corporate debt securities	11,924	7	32
Total marketable securities	$80,651	$51	$85

February 25, 2018:
U.S. Treasury and other government securities	$80,116	$-	$1,755
U.S. corporate debt securities	11,675	-	59
Total marketable securities	$91,791	$-	$1,814

	Fiscal Year
	2019	2018	2017

Gross realized gains on sale	$-	$-	$-
Gross realized losses on sale	$1,498	$1,342	$-

The estimated fair values of such securities at March 3, 2019, by contractual maturity, are shown below:

Due in one year or less	$8,453
Due after one year through five years	72,164
$80,617

3.	Other CONSOLIDATED balance sheet data

 Other consolidated balance sheet data consisted of the following:

	March 3,	February 25,
	2019	2018

Inventories:

Raw materials	$4,556	$2,824
Work-in-process	232	159
Finished goods	479	972
	$5,267	$3,955

Property, plant and equipment:

Land, buildings and improvements	$13,187	$8,541
Machinery, equipment, furniture and fixtures	56,961	23,499
	70,148	32,040
Less: accumulated depreciation and amortization	59,357	22,235
	$10,791	$9,805

Goodwill and other intangible assets:

Goodwill	$9,776	$9,776
Other intangibles	35	42
	$9,811	$9,818

Accrued liabilities:

Payroll and payroll related	$823	$256
Employee benefits	6	1
Workers' compensation	122	210
Professional fees	451	372
Restructuring (Notes 8 and 13)	1,324	46
Other	194	137
	$2,920	$1,022

4.	Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax reform commonly referred to as the Tax Cuts and Jobs Act (“TCJA” or “Tax Act”). The Tax Act made comprehensive changes to the U.S. Tax Code, including, but not limited to, (i) reducing the U.S. corporate tax rate from 35% to 21%, (ii) changing the rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017, (iii) immediate expensing of certain qualified property, (iv) eliminating certain deductions, (v) repealing the corporate minimum tax, and (vi) changing the manner in which international operations are taxed in the U.S., including  a mandatory one-time transition tax on the accumulated untaxed earnings of foreign subsidiaries of U.S. shareholders.  The majority of the changes resulting from the Tax Act are effective for tax years beginning in calendar 2018.  However, U.S. GAAP requires that certain impacts of the Tax Act be recognized in the income tax provision in the period of enactment.  The corporate tax rate reduction was effective on January 1, 2018.  The Company’s Federal statutory tax rate is 21% for the 2019 fiscal year and a blended rate of 32.9% for the 2018 fiscal year.

In response to the enactment of the Tax Act, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 118, which provided guidance on accounting for the tax effects of the Tax Act. SAB 118 provided a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification (“ASC”) 740. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but able to determine a reasonable estimate, the company must record the estimate in its financial statements.

During the 2018 fiscal year, under the mandatory one-time transition tax provision, the Company incurred a current income tax expense of approximately $23,139 on its untaxed foreign earnings. In accordance with the guidelines provided by the Tax Act, the Company aggregated untaxed foreign earnings and profits and utilized participation exemption deductions and foreign tax credits in arriving at a provisional transition tax liability. Companies are permitted to pay this one-time transition tax over an eight-year period.

The provisional one-time transition tax liability of $21,887, calculated after utilizing current year domestic losses, was recorded as a current income tax payable and a non-current income tax payable of $1,751 and $20,136, respectively, and is payable over an eight-year period. The Company concurrently reversed $44,309 of deferred tax liability previously accrued for untaxed foreign earnings and profits. The net impact was an income tax benefit of $18,456 recorded in the continuing operations income tax (benefit) provision for fiscal 2018 in the Consolidated Statements of Operations.

In connection with the enactment of the Tax Act, the Company re-measured its U.S. deferred tax assets and liabilities based on the rates at which they are expected to be realized in future tax years.  During the fourth quarter of the 2018 fiscal year, the Company recorded a provisional income tax provision and corresponding reduction in the net U.S. deferred tax asset of approximately $1,963.

During the fourth quarter of the 2019 fiscal year, the Company finalized its accounting for the tax effects of the Tax Act with no material change to the provisional estimates recorded in the prior period.

The Tax Act establishes global intangible low-taxed income (“GILTI”) provisions that impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Company made a policy election to treat the income tax due on the U.S. inclusion of GILTI provisions as a period expense when incurred.

The income tax (benefit) provision for continuing operations includes the following:

	Fiscal Year
	2019	2018	2017

Current:
Federal	$1,776	$22,968	$120
State and local	164	51	(34)
Foreign	258	481	929
	2,198	23,500	1,015

Deferred:
Federal	(71)	(41,624)	(694)
State and local	(362)	(21)	(397)
Foreign	26	(17)	(635)
	(407)	(41,662)	(1,726)
	$1,791	$(18,162)	$(711)

The income tax (benefit) provision for discontinued operations includes the following:

	Fiscal Year
	2019	2018	2017

Current:
Federal	$11,198	$(1,400)	$(652)
State and local	1,455	168	(6)
Foreign	1,397	327	2,154
	14,050	(905)	1,496

Deferred:
Federal	686	(430)	325
State and local	564	(31)	(193)
Foreign	(617)	63	61
	633	(398)	193
	$14,683	$(1,303)	$1,689

State income tax benefits from loss carryforwards to future years were recognized as deferred tax assets in the 2019, 2018 and 2017 fiscal years.

Notwithstanding the U.S. taxation of the deemed repatriated foreign earnings as a result of the transition tax, the Company intends to indefinitely invest approximately $25 million of undistributed earnings outside of the U.S. If these future earnings are repatriated to the U.S., or if the Company determines that such earnings will be remitted in the foreseeable future, the Company may be required to accrue U.S. deferred taxes. In connection with sale of the Electronics Business and the enactment of the Tax Act, the Company repatriated $113,600, $135,300, and $6,800 in cash from its Singapore subsidiary in the 2019, 2018 and 2017 fiscal years, respectively.

The Company’s pre-tax earnings (loss) from continuing operations in the United States and foreign locations are as follows:

	Fiscal Year
	2019	2018	2017

United States	$6,661	$(652)	$(3,266)
Foreign	1,436	962	1,461
Earnings (loss) before income taxes	$8,097	$310	$(1,805)

The Company’s pre-tax earnings (loss) from discontinued operations in the United States and foreign locations are as follows:

	Fiscal Year
	2019	2018	2017

United States	$7,485	$(7,512)	$(1,476)
Foreign	114,437	8,332	13,542
Earnings before income taxes	$121,922	$820	$12,066

The Company’s effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

	Fiscal Year
	2019	2018	2017

Statutory U.S. Federal tax rate	21.0%	32.9%	34.0%
State and local taxes, net of	1.6%	(41.4%)	(0.9%)
Federal benefit Foreign tax rate differentials	(0.8%)	(117.6%)	13.8%
Valuation allowance on deferred tax assets	(2.8%)	-	-
Adjustment on tax accruals	2.9%	56.8%	(3.9%)
ASC 740-10 change	0.4%	104.7%	16.9%
Foreign tax credits	(3.2%)	(118.0%)	14.2%
U.S. Tax Reform	-	(5,944.2%)	-
Subpart F	4.0%	281.1%	(37.2%)
Permanent differences and other	(1.0%)	(104.0%)	2.5%
	22.1%	(5,849.7%)	39.4%

The Company had state net operating loss carryforwards of approximately $3,161 and $5,909 in the 2019 and 2018 fiscal years, respectively, and total net foreign operating loss carryforwards of approximately $7,862 and $7,862 in the 2019 and 2018 fiscal years, respectively. The foreign net operating loss carryforwards were not utilized in the 2019 fiscal year, and the Company has set up a valuation allowance for such carryforwards. The state net operating loss carryforwards will expire in 2020 through 2039.

The Company had research and development and other credits of $0 and $142 at March 3, 2019 and February 25, 2018, respectively.

The Company had Kansas tax credits of $0 and $225 in the 2019 and 2018 fiscal years, respectively. The Kansas credits were utilized in 2019 and a corresponding tax benefit was recognized.  The Company had Arizona tax credits of $135 in the 2019 and 2018 fiscal years, for which no benefit has been provided.

The deferred tax asset valuation allowance of $2,755 as of March 3, 2019 relates to foreign net operating losses and state tax credit carryforwards from continuing operations for which the Company does not expect to realize any tax benefit. During the 2019 fiscal year, the valuation allowance decreased by $226, primarily related to the utilization of Kansas tax credits. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities from continuing operations as of March 3, 2019 and February 25, 2018 were as follows:

	March 3,	February 25,
	2019	2018

Deferred tax assets:
Net operating loss carryforwards	$2,709	$2,869
Tax credits carryforward	135	135
Stock options	1,206	1,269
Other, net	574	184
	4,624	4,457
Valuation allowance on deferred tax assets	(2,755)	(2,981)
Total deferred tax assets, net of valuation allowance	1,869	1,476
Deferred tax liabilities:
Depreciation	(1,368)	(1,974)
Undistributed earnings	(333)	(497)
Other	(154)	(138)
Total deferred tax liabilities	(1,855)	(2,609)
Net deferred tax asset (liability)	$14	$(1,133)

At March 3, 2019 and February 25, 2018, the Company had gross unrecognized tax benefits and related interest of $1,016 and $543, respectively, included in other liabilities.   If any portion of the unrecognized tax benefits at March 3, 2019 were recognized, the Company’s effective tax rate would decrease.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for continuing operations is as follows:

	Unrecognized Tax Benefits
	March 3,	February 25,	February 26,
	2019	2018	2017

Balance, beginning of year	$314	$-	$267
Tax positions - Discontinued Ops in prior period	187	-	-
Gross decreases - tax positions in prior period	(256)	-	(267)
Gross increases - current period tax positions	784	314	-
Audit settlements	(92)	-	-
Balance, end of year	$937	$314	$-

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for discontinued operations is as follows:

	Unrecognized Tax Benefits
	March 3,	February 25,	February 26,
	2019	2018	2017

Balance, beginning of year	$187	$1,024	$970
Tax positions - Discontinued Ops in prior period	(187)	-	-
Gross decreases - tax positions in prior period	-	(688)	(50)
Gross increases - current period tax positions	-	6	104
Lapse of statute of limitations	-	(155)	-
Balance, end of year	$-	$187	$1,024

The amount of unrecognized tax benefits may increase or decrease in the future for various reasons, including adding or subtracting amounts for current year tax positions, expiration of statutes of limitations on open income tax years, changes in the Company’s judgment about the level of uncertainty, status of tax examinations, and legislative changes. Changes in prior period tax positions are the result of a re-evaluation of the probability of realizing the benefit of a particular tax position based on new information. It is reasonably possible that none of the unrecognized tax benefits will be recognized within the next 12 months.

A list of open tax years by major jurisdiction follows:

U.S. Federal	2017	-	2019
California	2016	-	2019
New York	2017	-	2019
France	2016	-	2019
Singapore	2015	-	2019

The Company had approximately $79 and $41 of accrued interest and penalties as of March 3, 2019 and February 25, 2018, respectively. The Company’s policy is to include applicable interest and penalties related to unrecognized tax benefits as a component of current income tax expense.

The Company has no ongoing examinations of its Federal or state tax returns.  The Internal Revenue Service completed its examination of the 2016 fiscal year tax returns in June 2018.

5.	STOCK-BASED COMPENSATION

As of March 3, 2019, the Company had a 2018 Stock Option Plan (the “2018 Plan”) and no other stock-based compensation plan. The 2018 Plan was adopted by the Board of Directors of the Company on May 8, 2018 and approved by the shareholders of the Company at the Annual Meeting of Shareholders of the Company on July 24, 2018. Prior to the 2018 Plan, the Company had the 2002 Stock Option Plan (the “2002 Plan”) which had been approved by the Company’s shareholders and provided for the grant of stock options to directors and key employees of the Company. All options granted under the 2018 Plan and 2002 Plan have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant, which, pursuant to the terms of such Plans, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date an option is granted. Options granted under the Plans become exercisable 25% one year after the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire 10 years after the date of grant. Options to purchase a total of 800,000 shares of common stock were authorized for grant under the 2018 Plan. At March 3, 2019, 540,709 shares of common stock of the Company were reserved for issuance upon exercise of stock options under the 2002 Plan, and 800,000 options were available for future grant under the 2018 Plan.

The compensation expense for stock options includes an estimate for forfeitures and is recognized on a straight-line basis over the requisite service period.

The future compensation expense to be recognized in earnings before income taxes for options outstanding at March 3, 2019 was $435, which is expected to be recognized ratably over a weighted average vesting period of 1.05 years.

The Company records its stock-based compensation at fair value. The weighted average fair value for options was estimated at the dates of grants, using the Black-Scholes option pricing model.

The following table represents the weighted average fair value and valuation assumptions used for options granted in the 2019, 2018 and 2017 fiscal years:

	Fiscal Year
	2019	2018	2017

Weighted average fair value per share of option grants	$3.66	-	$3.15
Risk-free interest rates	2.83%	-	1.77%
Expected stock price volatility	24.7%	-	28.9%
Expected dividend yields	2.32%	-	2.23%
Estimated option terms (in years)	5.2	-	5.3

The risk-free interest rates are based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the estimated term of the options at the date of grant. Volatility factors are based on historical volatility of the Company’s common stock. The expected dividend yields are based on the regular quarterly cash dividend per share most recently declared by the Company and on the exercise price of the options granted during the 2019 fiscal year. The estimated terms of the options are based on evaluations of the historical and expected future employee exercise behavior.

During the 2019 fiscal year, the Company recorded non-cash charges of $528 related to the modification of previously granted employee stock options resulting from the $4.25 per share special cash dividend paid by the Company in February 2019. During the 2018 fiscal year the Company recorded non-cash charges of $513 related to the modification of previously granted employee stock options resulting from the $3.00 per share special cash dividend paid by the Company in February 2018. Selling, general and administrative expenses in the 2019 fiscal year included $1,249 of stock option expenses compared to $1,445 of such expenses in the 2018 fiscal year.

Information with respect to stock option activity follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Balance, February 28, 2016	1,226,392	$21.19
Granted	1,250	14.07
Exercised	-	-
Terminated or expired	(157,113)	21.66
Balance, February 26, 2017	1,070,529	$21.08
Granted	-	-
Exercised	(6,900)	13.36
Terminated or expired	(178,075)	22.55
Balance, February 25, 2018	885,554	$17.55
Granted	2,650	13.50
Exercised	(244,382)	12.18
Terminated or expired	(103,113)	18.75
Balance, March 3, 2019	540,709	$13.49	4.48
Vested and exercisable, March 3, 2019	508,359	$13.84	4.38
Expected to vest, March 3, 2019	508,889	$13.49	4.48

The aggregate intrinsic values realized (the market value of the underlying shares on the date of exercise, less the exercise price, times the number of shares acquired) from the exercise of options during the 2019, 2018 and 2017 fiscal years were $1,157, $44 and $0, respectively.

A summary of the status of the Company’s non-vested options at March 3, 2019, and changes during the fiscal year then ended, is presented below:

	Shares Subject to Options	Weighted Average Grant Date Fair Value

Non-vested, beginning of year	196,238	$6.09
Granted	2,650	3.66
Vested	(169,287)	6.02
Terminated or expired	(4,001)	5.98
Non-vested, end of year	25,600	$3.50

6.	SHAREHOLDERS’ EQUITY

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

On March 10, 2016, the Company announced that its Board of Directors authorized the Company’s purchase, on the open market and in privately negotiated transactions, of up to 1,000,000 additional shares of its common stock, in addition to the unused prior authorization to purchase shares of the Company’s common stock announced on January 8, 2015. During the 2016 fiscal year, the Company purchased 599,832 shares pursuant to the above authorizations at an aggregate purchase price of $12,187. As a result, the Company is authorized to purchase up to a total of 1,531,412 shares of its common stock, representing approximately 7.5% of the Company’s 20,492,153 total outstanding shares as of the close of business on May 10, 2019.

Reserved Common Shares – At March 3, 2019, 1,340,709 shares of common stock were reserved for issuance upon exercise of stock options.

Accumulated Other Comprehensive Earnings – Accumulated balances related to each component of other comprehensive earnings were as follows:

	March 3, 2019	February 25, 2018

Currency translation adjustment	$-	$1,310
Unrealized gains (losses) on investments, net of taxes of $1,157 and $(635), respectively	(22)	(1,179)
Accumulated balance	$(22)	$131

7.	EARNINGS PER SHARE

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

The following table sets forth the calculation of basic and diluted earnings per share:

	Fiscal Year
(Amounts in thousands, except per share amounts)	2019	2018	2017

Net earnings (loss) - continuing operations	$6,306	$18,472	$(1,094)
Net earnings - discontinued operations	107,239	2,123	10,377
Net earnings	$113,545	$20,595	$9,283

Weighted average common shares outstanding for basic EPS	20,288	20,237	20,235
Net effect of dilutive options	97	30	4
Weighted average shares outstanding for diluted EPS	20,385	20,267	20,239

Basic earnings (loss) per share - continuing operations	$0.31	$0.91	$(0.05)
Basic earnings per share - discontinued operations	5.29	0.11	0.51
Basic earnings per share	$5.60	$1.02	$0.46

Diluted earnings (loss) per share - continuing operations	$0.31	$0.91	$(0.05)
Diluted earnings per share - discontinued operations	5.26	0.11	0.51
Diluted earnings per share	$5.57	$1.02	$0.46

Potentially dilutive stock options, which were not included in the computation of diluted earnings per share because either the effect would have been antidilutive or the options’ exercise prices were greater than the average market price of the common stock, were 213,893, 606,357 and 884,905 for the 2019, 2018 and 2017 fiscal years, respectively.

8.	restructuring charges

The Company recorded additional restructuring charges of $0, $146 and $0 in the 2019, 2018 and 2017 fiscal years, respectively, related to the closure, in the 2012 fiscal year, of the Company’s Park Advanced Composite Materials, Inc. business unit located in Waterbury, Connecticut.

9.	Employee Benefit Plans

Profit Sharing Plan – The Company and certain of its subsidiaries have a non-contributory profit sharing retirement plan covering substantially all full-time employees in the United States. The plan may be modified or terminated at any time, but in no event may any portion of the contributions revert back to the Company. The Company's estimated contributions are accrued at the end of each fiscal year and paid to the plan in the subsequent fiscal year. The Company’s contributions to the plan were $73 and $74 for fiscal years 2018 and 2017, respectively. The contribution for fiscal year 2019 has not been determined or paid. Contributions are discretionary and may not exceed the amount allowable as a tax deduction under the Internal Revenue Code.

Savings Plan – The Company also sponsors a 401(k) retirement savings plan but has no financial obligations to plan participants in the form of matching contributions or otherwise.

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

On January 3, 2018, in connection with the Company’s prepayment of the entire loan balance, the Company terminated the Credit Agreement. The prepayment was made with the Company’s cash and cash equivalents, marketable securities and restricted cash. In connection with the termination of the Credit Agreement, the Company expensed the remaining deferred financing costs of $144 in the fourth quarter of the fiscal year ended February 25, 2018.

Interest expense recorded under both the PNC Bank Amended Credit Agreement and the Credit Agreement was approximately $0, $2,269 and $1,432 during the 2019, 2018 and 2017 fiscal years, respectively, which is included in interest expense on the Consolidated Statements of Operations.

11.	Commitments

The Company conducts certain of its operations in leased facilities, which include manufacturing plants, warehouses and offices. The leases of facilities are for terms of up to 10 years, the latest of which expires in 2023. Many of the leases contain renewal options for periods ranging from one to ten years and require the Company to pay real estate taxes and other operating costs. The latest land lease expiration is 2068 assuming exercise of all applicable renewal options by the Company.

These non-cancelable leases have the following payment schedule:

Fiscal Year	Amount

2020	$834
2021	517
2022	53
2023	53
2024	-
Thereafter	-
$1,457

The above payment schedule does not include renewal options that have not been committed to. An additional $163 would be included in the period after 2024 if the Company included renewal periods that the Company deems likely to renew.

Rental expenses, inclusive of real estate taxes and other costs, were $346, $432 and $417 for the 2019, 2018 and 2017 fiscal years, respectively.

In December 2018, PATC entered into a Development Agreement with the City of Newton, Kansas and the Board of County Commissioners of Harvey County, Kansas.  Pursuant to this agreement, PATC agreed to construct and operate an additional manufacturing facility approximately 90,000 square feet in size for the design, development and manufacture of advanced composite materials and parts, structures and assemblies for aerospace.  PATC further agreed to equip the facility through the purchase of machinery, equipment and furnishings and to create additional new full-time employment of specified levels during a five-year period.  In exchange for these agreements, the City and the County agreed to lease to PATC three acres of land at the Newton City/County Airport, in addition to the eight acres previously leased to PATC by the City and County.  The City and County further agreed to provide financial and other assistance toward the construction of the additional facility as set forth in the Development Agreement. The Company estimates the total cost of the additional facility to be approximately $20 million, and the Company expects to complete the construction of the additional facility in the first half of the 2020 calendar year.  The Company has $3,973 million in equipment purchase obligations related to the additional facility.

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

On July 25, 2018, the Company entered into a definitive agreement to sell its Electronics Business to AGC Inc. for $145,000 in cash, subject to post-closing adjustments for changes in working capital compared to target net working capital, excluding cash in certain acquired subsidiaries and certain accrued and unpaid taxes of certain acquired subsidiaries. The net cash proceeds from the sale were approximately $124,156, net of transaction costs of approximately $7,657 and taxes of approximately $13,187. The net gain on the Sale is estimated to be $102,145. The net gain on the sale was calculated as the sum of the gains on the sale of each of the Electronics Business subsidiaries as determined by the total consideration allocation between the subsidiaries, less the respective tax bases and deductible transaction costs for each of the subsidiaries. The total consideration allocation for Nelco Products Pte. Ltd (Singapore), Neltec, Inc. (US), and Neltec SA (France), was 82%, 16%, and 2%, respectively, as agreed upon by the Company and AGC Inc. The Company completed this transaction on December 4, 2018.

The Company has classified the operating results of its Electronics Business, together with certain costs related to the transaction, as discontinued operations, net of tax, in the Consolidated Statements of Operations. The Company has income in the U.S., Singapore and France, the blended tax rates for discontinued operations for the 2019, 2018 and 2017 fiscal years were 12.0%, negative 158.9% and 14.0%, respectively.

The following table shows the summary operating results of the discontinued operations:

	Fiscal Year Ended

	March 3,	February 25,	February 26,
	2019	2018	2017

Net sales	$57,492	$70,966	$82,771
Cost of sales	44,361	55,794	61,030
Gross profit	13,131	15,172	21,741
Selling, general and administrative expenses	8,826	9,510	9,430
Restructuring charges	636	4,876	313
Earnings from discontinued operations	3,669	786	11,998
Other income	118,253	34	68
Earnings from discontinued operations before income taxes	121,922	820	12,066
Income tax provision (benefit)	14,683	(1,303)	1,689
Net earnings from discontinued operations	$107,239	$2,123	$10,377

The following table shows the summary assets and liabilities of the discontinued operations as of February 25, 2018. There were no assets or liabilities from discontinued operations at March 3, 2019:

February 25, 2018

Carrying Amount of Current Assets Included as Part of Discontinued Operations:
Accounts Receivable, Net	$12,801
Inventories	7,201
Prepaid Expenses and Other Current Assets	646
Total Current Assets Included as Part of Discontinued Operations	$20,648

Fixed Assets, Net	$6,727
Other Assets	2,158
Total Non-Current Assets Included as Part of Discontinued Operations	$8,885

Carrying Amount of Current Liabilities Included as Part of Discontinued Operations:
Accounts Payable	$2,200
Accrued Liabilities	4,360
Income Taxes Payable	1,364
Total Current Liabilities Included as Part of Discontinued Operations	$7,924

Deferred Income Taxes	$618
Other Liabilities	229
Total Non-Current Liabilities Included as Part of Discontinued Operations	$847

During the 2018 fiscal year, the Company consolidated its Nelco Products, Inc. business unit located in Fullerton, California and its Neltec, Inc. business unit located in Tempe, Arizona. The Company estimates the remaining pre-tax charge in connection with the consolidation to be approximately $810, which the Company expects to incur primarily during the fiscal year ending February 28, 2021.

The restructuring expenses for discontinued operations were $262 and $4,429 in the 2019 and 2018 fiscal years, respectively.

The following table sets forth the charges and accruals related to the consolidation:

	Accrual February 25, 2018	Current Period Charges	Cash Payments	Non-Cash Charges	Accrual March 3, 2019	Total Expense Accrued to Date	Total Expected Costs
Facility Lease Costs	$2,176	$81	$(933)	$-	$1,324	$2,830	$2,830
Severance Costs	-	-	-	-	-	1,081	1,081
Equipment Removal	-	-	-	-	-	-	700
Other	-	180	(180)	-	-	779	889
Total Restructuring Charges	$2,176	$261	$(1,113)	$-	$1,324	$4,690	$5,500

The Company recorded additional restructuring charges for discontinued operations of $374 and $447 during the 2019 and 2018 fiscal years, respectively, related to the closure, in the 2009 fiscal year, of the Company’s New England Laminates Co., Inc. business unit located in Newburgh, New York. The New England Laminates Co., Inc. building in Newburgh, New York was sold on November 15, 2018; the gain on the sale was $2,570 and was recorded in the 2019 fiscal year. The accrual balance of $1,324 is included in the Consolidated Balance Sheets as the Company has assumed these obligations.

14.	GEOGRAPHIC REGIONS

The Company’s products are sold to customers in North America, Asia and Europe.  The Company’s manufacturing facilities are located in Kansas. Sales are attributed to geographic regions based upon the region in which the materials were delivered to the customer. Sales between geographic regions were not significant.

Financial information regarding the Company’s continuing operations by geographic region is as follows:

	Fiscal Year
	2019	2018	2017

Sales:

North America	$47,505	$38,641	$30,079
Asia	1,070	563	729
Europe	2,541	1,026	1,029
Total sales	$51,116	$40,230	$31,837

Long-lived assets:

North America	$19,372	$18,313	$19,546
Asia	1,546	1,680	1,871
Europe	-	-	-
Total long-lived assets	$20,918	$19,993	$21,417

15.	Customer and Supplier Concentrations

As a result of the sale of the Electronics Business, the Company now operates in a single segment. As such, segment reporting is no longer provided.

Customers – Sales to General Electric Company were 42.8%, 30.5% and 14.7% of the Company’s total worldwide sales in the 2019, 2018 and 2017 fiscal years, respectively.  Sales to AAE Aerospace were 10.6% of the Company’s total worldwide sales in the 2018 fiscal year.

While no other customer accounted for 10% or more of the Company's total worldwide sales in the 2019, 2018 or 2017 fiscal years, the loss of a major customer or of a group of customers could have a material adverse effect on the Company's business or consolidated results of operations or financial position.

Sources of Supply – The principal materials used in the manufacture of the Company's advanced composite materials, structures and assemblies are specially manufactured copper foil, fiberglass cloth and synthetic reinforcements, and specially formulated resins and chemicals. Although there is a limited number of qualified suppliers of these materials, the Company has nevertheless identified alternate sources of supply for many of such materials. While the Company has not experienced significant problems in the delivery of these materials and considers its relationships with its suppliers to be strong, a disruption of the supply of material from a principal supplier could adversely affect the Company's business. Furthermore, substitutes for these materials are not readily available, and an inability to obtain essential materials, if prolonged, could materially adversely affect the Company’s business.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, intended to improve the recognition and measurement of financial instruments, effective for public business entities for fiscal years beginning after December 15, 2017 and the interim periods within those fiscal years. The Company has adopted the guidance effective February 26, 2018, the first day of the 2019 fiscal year, and the adoption of this guidance did not impact its consolidated results of operations, cash flows, financial position or disclosures.

In May 2014, the FASB issued ASC Topic 606, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. This guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and expands the related disclosure requirements. The new standard was originally scheduled to be effective for fiscal years beginning after December 15, 2016, including interim reporting periods within those fiscal years. In August 2015, the FASB delayed the effective date of this guidance for one year. With the delay, the new standard is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, with an option to adopt the standard on the originally scheduled effective date. The Company has adopted the guidance effective February 26, 2018, the first day of the 2019 fiscal year, and the adoption of this guidance did not impact its consolidated results of operations, cash flows or financial position.

Recently Issued

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. This ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income (loss). This ASU is effective for our fiscal year ending February 28, 2021 and for the interim periods within that year. Early adoption is permitted. ASU 2018-13 is generally required to be applied retrospectively to all periods presented upon their effective date with the exception of certain amendments, which should be applied prospectively to the most recent interim or annual period presented in the year of adoption. The Company is currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows for reclassification of stranded tax effects resulting from U.S. Tax Reform from accumulated other comprehensive loss to retained earnings, but it does not require this reclassification. This ASU is effective for our fiscal year ending March 1, 2020 and the interim periods within that year. The Company will adopt this ASU in the first quarter of its 2020 fiscal year and will not elect to reclassify the stranded tax effects resulting from U.S. Tax Reform. As a result of that election, the adoption of ASU 2018-02 will not have an impact on the Company’s consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to classify leases as either finance or operating leases and record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. An accounting policy election may be made to account for leases with a term of 12 months or less similar to existing guidance for operating leases today. ASU No. 2016-02 supersedes the existing guidance on accounting for leases. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which allows for an optional transition method for the adoption of Topic 842. The two permitted transition methods are now the modified retrospective approach, which applies the new lease requirements at the beginning of the earliest period presented, and the optional transition method, which applies the new lease requirements through a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2016-02 is effective for our fiscal year ending March 1, 2020 and the interim periods within that year. The Company will adopt this standard in the first quarter of 2019 using the optional transition method. The Company also intends to elect the practical expedients that allow us to carry forward the historical lease classification. The Company has established an inventory of existing leases and implemented a new process of evaluating the classification of each lease. The financial impact of the adoption of the new standard in the 2020 fiscal year is estimated to increase total assets and total liabilities by approximately $350. The financial impact of the adoption primarily relates to the capitalization of right-of-use assets and recognition of lease liability related to operating leases. The Company will implement changes to its processes and internal controls, as necessary, to meet the reporting and disclosure requirements of the new standard.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

Selected Quarterly Financial Data (Unaudited)

(Amounts in thousands, except per share amounts)

	Quarter
	First	Second	Third	Fourth

Fiscal 2019:

Net sales	$10,393	$11,211	$12,853	$16,659
Gross profit	2,852	3,145	4,284	5,903

Net earnings from continuing operations	816	1,824	2,078	1,588

Net earnings from discontinued operations	2,352	876	1,613	102,398

Net earnings	3,168	2,700	3,691	103,986

Basic Earnings per share:
Basic net earnings per share from continuing operations	$0.04	$0.09	$0.10	$0.08
Basic net earnings per share from discontinued operations	0.12	0.04	0.08	5.02

Basic earnings per share	0.16	0.13	0.18	5.10

Diluted Earnings per share:
Diluted net earnings per share from continuing operations	$0.04	$0.09	$0.10	$0.08
Diluted net earnings per share from discontinued operations	0.12	0.04	0.08	4.99

Diluted earnings per share	0.16	0.13	0.18	5.07

Weighted average common shares outstanding:
Basic	20,242	20,253	20,278	20,370
Diluted	20,296	20,382	20,352	20,501

Fiscal 2018:

Net sales	$8,726	$11,355	$10,229	$9,920
Gross profit	2,297	3,208	2,965	2,818

Net earnings from continuing operations	72	859	344	17,197

Net earnings (loss) from discontinued operations	1,322	(339)	372	768

Net earnings	1,394	520	716	17,965

Basic Earnings per share:
Basic net earnings per share from continuing operations	$-	$0.04	$0.02	$0.85
Basic net earnings (loss) per share from discontinued operations	0.07	(0.02)	0.02	0.04

Basic earnings per share	0.07	0.02	0.04	0.89

Diluted Earnings per share:
Diluted net earnings per share from continuing operations	$-	$0.04	$0.02	$0.85
Diluted net earnings (loss) per share from discontinued operations	0.07	(0.02)	0.02	0.04

Diluted earnings per share	0.07	0.02	0.04	0.89

Weighted average common shares outstanding:
Basic	20,235	20,236	20,237	20,238
Diluted	20,244	20,250	20,261	20,311

Earnings per share are computed separately for each quarter. Therefore, the sum of such quarterly per share amounts may differ from the total for each year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a)	Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 3, 2019, the end of the fiscal year covered by this annual report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such fiscal year, the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 3, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control–Integrated Framework (2013). Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of March 3, 2019.

The independent registered public accounting firm that audited the Company’s 2019 fiscal year consolidated financial statements included in this Annual Report on Form 10-K has also audited the Company’s internal control over financial reporting as of March 3, 2019 and has issued an audit report that appears in Item 9A(c) below.

(c)	Report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Park Electrochemical Corp.

Opinion on Internal Control over Financial Reporting

We have audited Park Electrochemical Corp. and subsidiaries’ (the “Company”) internal control over financial reporting as of March 3, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 3, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the consolidated balance sheets and the related consolidated statements of operations, comprehensive earnings, stockholders’ equity, and cash flows of the Company, and the related notes and financial statement schedule listed in the index at Item 15, and our report dated May 20, 2019, expressed an unqualified opinion.

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

/s/ CohnReznick LLP

Jericho, New York

May 20, 2019

(d)	Changes in Internal Control Over Financial Reporting.

On December 4, 2018, the Company completed the previously announced sale of its Electronics Business, including manufacturing facilities in Singapore, France, California and Arizona and R&D facilities in Singapore and Arizona, to AGC Inc. for an aggregate purchase price of $145 million in cash, subject to post-closing adjustments for changes in working capital compared to the target net working capital, excluding cash in certain acquired subsidiaries and certain accrued and unpaid taxes of certain acquired subsidiaries. As a result of the sale of the Electronics Business, the Company has reduced the number of control processes, primarily control processes that apply at the subsidiary level.

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

The information called for by this Item (except for information as to the Company's executive officers, which information appears elsewhere in this Report) is incorporated by reference to the Company's definitive proxy statement for the 2019 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION.

The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2019 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2019 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2019 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

This information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2019 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
		Page

	(a) Documents filed as a part of this Report:

	(1) Consolidated Financial Statements:

	The following Consolidated Financial Statements of the Company are included in Part II, Item 8:

	Report of Independent Registered Public Accounting Firm	38

	Consolidated Balance Sheets	39

	Consolidated Statements of Operations	40

	Consolidated Statements of Comprehensive Earnings	41

	Consolidated Statements of Shareholders' Equity	42

	Consolidated Statements of Cash Flows	43

	Notes to Consolidated Financial Statements (1-16)	44

	(2)Financial Statement Schedule:

	The following additional information should be read in conjunction with the Consolidated Financial Statements of the Registrant described in Item 15(a)(1) above:

	Schedule II – Valuation and Qualifying Accounts	72

	All other schedules have been omitted because they are not applicable or not required, or the information is included elsewhere in the financial statements or notes thereto.

	(3)Exhibits:

	The information required by this Item relating to Exhibits to this Report is included in the Exhibit Index beginning on page 73 hereof.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Column C
Column A	Column B	Additions		Column D	Column E

Description	Balance at Beginning of Period	Costs and Expenses	Other	Reductions	Balance at End of Period

DEFERRED INCOME TAX ASSET VALUATION ALLOWANCE:

53 weeks ended March 3, 2019	$2,981,000	$-	$-	$(226,000)	$2,755,000
52 weeks ended February 25, 2018	$2,982,000	$-	$-	$(1,000)	$2,981,000
52 weeks ended February 26, 2017	$2,982,000	$-	$-	$-	$2,982,000

			Column D
Column A	Column B	Column C	Other		Column E

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Accounts Written Off (A)	Translation Adjustment	Balance at End of Period

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

53 weeks ended March 3, 2019	$32,000	$-	$-	$-	$32,000
52 weeks ended February 25, 2018	$32,000	$-	$-	$-	$32,000
52 weeks ended February 26, 2017	$32,000	$-	$-	$-	$32,000

(A) Uncollectible amounts, net of recoveries

EXHIBIT INDEX

Exhibit Numbers	Description

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

10.1

Airport Ground Lease Agreement, dated October 15, 2007 between Park Aerospace Materials, Corp. and The Board of Commissioners of Harvey County, Kansas and the City of Newton, Kansas regarding real property located at the Newton City/County Airport (Reference is made to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2018, Commission File No. 1-4415, which is incorporated herein by reference)

10.2	2002 Stock Option Plan of the Company (Reference is made to Exhibit 10.01 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 1, 2002, Commission File No. 1-4415, which is incorporated herein by reference. This exhibit is a management contract or compensatory plan or arrangement.)

10.3

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

Exhibit Numbers	Description

10.4

2018 Stock Option Plan of the Company (Reference is made to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated July 30, 2018, Commission File No. 1-4415, which is incorporated herein by reference. This exhibit is a management contract or compensatory plan or arrangement.)

10.5

Forms of Incentive Stock Option Contract for employees, Non-Qualified Stock Option Contract for employees and Non-Qualified Stock Option Contract for directors under the 2018 Stock Option Plan of the Company (Reference is made to Exhibit 10.1 and 10.2 of the Company’s Current Report on Form 8-K dated April 30, 2019, Commission File No. 1-4415, which is incorporated herein by reference.)

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

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended March 3, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 3, 2019 and February 25, 2018,  (ii) Consolidated Statements of Operations for the years ended March 3, 2019, February 25, 2018 and February 26, 2017, (iii) Consolidated Statements of Comprehensive Earnings for the years ended March 3, 2019, February 25, 2018 and February 26, 2017,  (iv) Consolidated Statements of Shareholders’ Equity for the years ended March 3, 2019, February 25, 2018 and February 26, 2017 and (v) Consolidated Statements of Cash Flows for the years ended March 3, 2019, February 25, 2018 and February 26, 2017 .*+

*     Filed electronically herewith.

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

Date: May 20, 2019	PARK ELECTROCHEMICAL CORP.

	By:	/s/ Brian E. Shore
Brian E. Shore,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian E. Shore Brian E. Shore	Chairman of the Board, Chief Executive Officer and Director (principal executive officer)	May 20, 2019

/s/ P. Matthew Farabaugh P. Matthew Farabaugh	Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	May 20, 2019

/s/ Dale Blanchfield Dale Blanchfield	Director	May 20, 2019

/s/ Emily J. Groehl Emily J. Groehl	Director	May 20, 2019

/s/ Carl W. Smith Carl W. Smith	Director	May 20, 2019

/s/ Steven T. Warshaw Steven T. Warshaw	Director	May 20, 2019