Form 10-Q
period 2019-06-02
PARK ELECTROCHEMICAL CORP
filed 2019-07-11
CIK 76267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 2, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,492,377 as of July 3, 2019.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	June 2, 2019 (unaudited)	March 3, 2019*

ASSETS
Current assets
Cash and cash equivalents	$49,967	$71,007
Marketable securities (Note 3)	101,090	80,617
Accounts receivable, less allowance for doubtful accounts of $36 and $32, respectively	8,919	9,352
Inventories (Note 4)	5,240	5,267
Prepaid expenses and other current assets	1,591	1,690
Total current assets	166,807	167,933

Property, plant and equipment, net	12,284	10,791
Operating right-of-use assets (Note 5)	462	-
Goodwill and other intangible assets	9,811	9,811
Other assets	311	316
Total assets	$189,675	$188,851

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,971	$3,169
Operating lease liability (Note 5)	188	-
Accrued liabilities	2,342	2,920
Income taxes payable	6,026	5,066
Total current liabilities	10,527	11,155

Long-term operating lease liability (Note 5)	274	-
Non-current income taxes payable (Note 9)	17,669	17,669
Deferred income taxes (Note 9)	81	-
Other liabilities	1,034	1,016
Total liabilities	29,585	29,840

Commitments and contingencies (Note 12)

Shareholders' equity (Note 8)
Common stock	2,096	2,096
Additional paid-in capital	169,463	169,395
Accumulated deficit	(2,067)	(2,605)
Accumulated other comprehensive earnings (loss)	324	(22)
	169,816	168,864
Less treasury stock, at cost	(9,726)	(9,853)
Total shareholders' equity	160,090	159,011
Total liabilities and shareholders' equity	$189,675	$188,851

* The balance sheet at March 3, 2019 has been derived from the audited consolidated finacial statements at that date.

See Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	13 Weeks Ended (Unaudited)
	June 2,	May 27,
	2019	2018

Net sales	$14,950	$10,393
Cost of sales	10,146	7,541
Gross profit	4,804	2,852
Selling, general and administrative expenses	1,922	2,101
Earnings from continuing operations	2,882	751
Interest and other income	948	340
Earnings from continuing operations before income taxes	3,830	1,091
Income tax provision (Note 9)	1,116	275
Net earnings from continuing operations	2,714	816
(Loss) earnings from discontinued operations, net of tax (Note 11)	(127)	2,352
Net earnings	$2,587	$3,168

Earnings per share (Note 7)
Basic:
Continuing operations	$0.13	$0.04
Discontinued operations	-	0.12
Basic earnings per share	$0.13	$0.16
Basic weighted average shares	20,492	20,242

Diluted:
Continuing operations	$0.13	$0.04
Discontinued operations	-	0.12
Diluted earnings per share	$0.13	$0.16
Diluted weighted average shares	20,586	20,296

See Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts in thousands)

	13 Weeks Ended (Unaudited)
	June 2,	May 27,
	2019	2018

Net earnings	$2,587	$3,168
Other comprehensive earnings (loss), net of tax:
Foreign currency translation	-	(19)
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	344	-
Less: reclassification adjustment for gains included in net earnings	(8)	-
Unrealized losses on marketable securities:
Unrealized holding losses arising during the period	(3)	(17)
Less: reclassification adjustment for losses included in net earnings	13	1
Other comprehensive earnings (loss)	346	(35)
Total comprehensive earnings	$2,933	$3,133

See Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share and per share amounts)

				(Accumulated	Accumulated
			Additional	Deficit)	Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Earnings (Loss)	Shares	Amount

Balance, March 3, 2019	20,965,144	$2,096	$169,395	$(2,605)	$(22)	479,191	$(9,853)

Net earnings	-	-	-	2,587	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	346	-	-
Stock options exercised	-	-	(56)	-	-	(6,200)	127
Stock-based compensation	-	-	124	-	-	-	-
Cash dividends ($.10 per share)	-	-	-	(2,049)	-	-	-

Balance, June 2, 2019	20,965,144	$2,096	$169,463	$(2,067)	$324	472,991	$(9,726)

				(Accumulated	Accumulated
			Additional	Deficit)	Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Earnings (Loss)	Shares	Amount

Balance, February 25, 2018	20,965,144	$2,096	$169,011	$(21,099)	$131	723,573	$(14,878)

Net earnings	-	-	-	3,168	-	-	-
Foreign currency translation adjustment for sale of business	-	-	-	-	(19)	-	-
Unrealized loss on marketable securities, net of tax	-	-	-	-	(16)	-	-
Stock options exercised	-	-	(14)	-	-	(2,987)	61
Stock-based compensation	-	-	201	-	-	-	-
Cash dividends ($.10 per share)	-	-	-	(2,023)	-	-	-

Balance, May 27, 2018	20,965,144	$2,096	$169,198	$(19,954)	$96	720,586	$(14,817)

See Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	13 Weeks Ended (Unaudited)
	June 2,	May 27,
	2019	2018
Cash flows from operating activities:
Net earnings from continuing operations	$2,714	$816
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	366	432
Stock-based compensation	124	201
Deferred income taxes	97	-
Amortization of bond premium	(56)	22
Changes in operating assets and liabilities	(470)	(3,063)
Net cash provided by (used in) operating activities - continuing operations	2,775	(1,592)
Net cash (used in) provided by operating activities - discontinued operations	(127)	1,333
Net cash provided by (used in) operating activities	2,648	(259)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,860)	(10)
Purchases of marketable securities	(34,046)	(2,484)
Proceeds from sales and maturities of marketable securities	14,196	3,091
Net cash (used in) provided by investing activities - continuing operations	(21,710)	597
Net cash used in investing activities - discontinued operations	-	(3)
Net cash (used in) provided by investing activities	(21,710)	594

Cash flows from financing activities:
Dividends paid	(2,049)	(2,023)
Proceeds from exercise of stock options	71	47
Net cash used in financing activities - continuing operations	(1,978)	(1,976)
Net cash used in financing activities - discontinued operations	-	-
Net cash used in financing activities	(1,978)	(1,976)

Decrease in cash and cash equivalents before effect of exchange rate changes - continuing operations	(20,913)	(2,971)
(Decrease) increase in cash and cash equivalents before effect of exchange rate changes - discontinued operations	(127)	1,330
Decrease in cash and cash equivalents before effect of exchange rate changes	(21,040)	(1,641)

Effect of exchange rate changes on cash and cash equivalents - continuing operations	-	(98)
Effect of exchange rate changes on cash and cash equivalents - discontinued operations	-	122
Effect of exchange rate changes on cash and cash equivalents	-	24

Decrease in cash and cash equivalents:	(21,040)	(1,617)
Cash and cash equivalents, beginning of period	71,007	18,254
Cash and cash equivalents, end of period	$49,967	$16,637

Supplemental cash flow information:
Cash paid during the period for income taxes, net of refunds	$-	$2,442

See Notes to Consolidated Financial Statements (Unaudited).

PARK ELECTROCHEMICAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share (unless otherwise stated), per share and option amounts)

1. CONSOLIDATED FINANCIAL STATEMENTS

The Condensed Consolidated Balance Sheet and the Consolidated Statements of Shareholders’ Equity as of June 2, 2019, the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Earnings for the 13 weeks ended June 2, 2019 and May 27, 2018, and the Condensed Consolidated Statements of Cash Flows for the 13 weeks then ended have been prepared by Park Electrochemical Corp. (the “Company”), without audit. In the opinion of management, these unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 2, 2019 and the results of operations and cash flows for all periods presented. The Consolidated Statements of Operations are not necessarily indicative of the results to be expected for the full fiscal year or any subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2019. There have been no significant changes to such accounting policies during the 13 weeks ended June 2, 2019.

On July 25, 2018, the Company entered into a definitive agreement to sell its Electronics Business for $145,000 in cash. This transaction was completed on December 4, 2018. (See Note 11).

The Company has classified the operating results of its Electronics Business, together with certain costs related to the transaction, as discontinued operations, net of tax, in the Consolidated Statements of Operations, in accordance with Accounting Standards Codification (“ASC”) 205-20 Discontinued Operations (See Note 11).

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

The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and any long-lived assets written down to fair value. To measure fair value of such assets, the Company uses Level 3 inputs consisting of techniques including an income approach and a market approach. The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the discounted cash flow analysis require the exercise of significant judgment, including judgment about appropriate discount rates, terminal values, growth rates and the amount and timing of expected future cash flows. There were no transfers between levels within the fair value hierarchy during the 13 weeks ended June 2, 2019 and May 27, 2018. With respect to goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that fair value is less than carrying value. If, based on that assessment, the Company believes it is more likely than not that fair value is less than carrying value, a goodwill impairment test is performed. There have been no changes in events or circumstances which required impairment charges to be recorded during the 13 weeks ended June 2, 2019.

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

The following is a summary of available-for-sale securities:

	June 2, 2019
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$89,111	$89,111	$-	$-
U.S. corporate debt securities	11,979	11,979	-	-
Total marketable securities	$101,090	$101,090	$-	$-

	March 3, 2019
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$68,718	$68,718	$-	$-
U.S. corporate debt securities	11,899	11,899	-	-
Total marketable securities	$80,617	$80,617	$-	$-

The following table shows the amortized cost basis of, and gross unrealized gains and losses on, the Company’s available-for-sale securities:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses

June 2, 2019:
U.S. Treasury and other government securities	$88,738	$386	$13
U.S. corporate debt securities	11,942	38	1
Total marketable securities	$100,680	$424	$14

March 3, 2019:
U.S. Treasury and other government securities	$68,727	$44	$53
U.S. corporate debt securities	11,924	7	32
Total marketable securities	$80,651	$51	$85

The estimated fair values of such securities at June 2, 2019 by contractual maturity are shown below:

Due in one year or less	$16,500
Due after one year through five years	84,590
$101,090

4. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The Company writes down its inventory for estimated obsolescence or unmarketability based upon the age of the inventory and assumptions about future demand for the Company’s products and market conditions. Work-in-process and finished goods inventories cost valuations include direct material costs as well as a portion of the Company’s overhead expenses. The Company’s overhead expenses that are applied to its finished goods inventories are based on actual expenses related to the procurement, storage, shipment and production of the finished goods. Inventories consisted of the following:

	June 2,	March 3,
	2019	2019

Inventories:
Raw materials	$4,025	$4,556
Work-in-process	292	232
Finished goods	923	479
	$5,240	$5,267

5. LEASES

The Company has operating leases related to land, office space, warehouse space and equipment. All of the Company’s leases have been assessed to be operating leases. Renewal options are included in the lease term to the extent the Company is reasonably certain to exercise the option. The exercise of lease renewal options is at the Company’s sole discretion. The incremental borrowing rate represents the Company’s ability to borrow on a collateralized basis over a term similar to the lease term. The leases typically contain renewal options for periods ranging from one year to ten years and require the Company to pay real estate taxes and other operating costs. The latest land lease expiration is 2068 assuming exercise of all applicable renewal options by the Company. The Company’s existing leases are not subject to any restrictions or covenants which preclude its ability to pay dividends, obtain financing or exercise its available renewal options.

Future minimum lease payments under non-cancellable operating leases as of June 2, 2019 are as follows:

Fiscal Year:
2020	$173
2021	61
2022	61
2023	61
2024	61
Thereafter	160
Total undiscounted operating lease payments	577
Less imputed interest	(115)
Present value of operating lease payments	$462

The above payment schedule includes renewal options that the Company is reasonably likely to exercise. Leases with an initial term of 12 months or less are not recorded on the Company’s balance sheet. The Company recognizes lease expense for these leases on a straight line basis over the terms of the leases. The above payment schedule does not include lease payments of $588 in 2020 and $463 in 2021 for the Company’s idle facility in Fullerton California that have been accrued on the condensed consolidated balance sheets in accrued liabilities.

For the three months ended June 2, 2019, the Company’s operating lease expense was $97. Cash payments of $95, pertaining to operating leases, are reflected in the cash flow statement under cash flows from operating activities.

The following table sets forth the right-of-use assets and operating lease liabilities as of June 2, 2019:

Operating right-of-use assets	$462

Operating lease liabilities	188
Long-term operating lease liabilities	274
Total operating lease liabilities	$462

The Company’s weighted average remaining lease term for its operating leases is 6.0 years

In December 2018, the Company’s Park Aerospace Technologies Corp. (“PATC”) business unit located at the Newton, Kansas Airport entered into a Development Agreement with the City of Newton, Kansas and the Board of County Commissioners of Harvey County, Kansas. Pursuant to this agreement, PATC agreed to construct and operate an additional manufacturing facility approximately 90,000 square feet in size for the design, development and manufacture of advanced composite materials and parts, structures and assemblies for aerospace. PATC further agreed to equip the facility through the purchase of machinery, equipment and furnishings and to create additional new full-time employment of specified levels during a five year period. In exchange for these agreements, the City and the County agreed to lease to PATC three acres of land at the Newton, Kansas Airport, in addition to the eight acres previously leased to PATC by the City and County. The City and County further agreed to provide financial and other assistance toward the construction of the additional facility as set forth in the Development Agreement. The Company estimates the total cost of the additional facility to be approximately $20 million, and the Company expects to complete the construction of the additional facility in the first half of the 2020 calendar year. As of June 2, 2019, the Company had $2,173 in equipment purchase obligations related to the additional facility.

6. STOCK-BASED COMPENSATION

As of June 2, 2019, the Company had a 2018 Stock Option Plan (the “2018 Plan”), and no other stock-based compensation plan. The 2018 Plan was adopted by the Board of Directors of the Company on May 8, 2018 and approved by the shareholders of the Company at the Annual Meeting of Shareholders of the Company on July 24, 2018 and provides for the grant of options to purchase up to 800,000 shares of common stock of the Company. Prior to the 2018 Plan, the Company had the 2002 Stock Option Plan (the “2002 Plan”) which had been approved by the Company’s shareholders and provided for the grant of stock options to directors and key employees of the Company. All options granted under the 2018 Plan and 2002 Plan have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant, which, pursuant to the terms of the such Plans, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted. Options granted under the Plans become exercisable 25% one year after the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire 10 years after the date of grant. Upon termination of employment or service as a director of an optionee, all options held by the optionee that have not previously become exercisable shall terminate and all other options held by such optionee may be exercised, to the extent exercisable on the date of such termination, for a limited time after such termination. Any shares of common stock subject to an option under the 2018 Plan which expires or is terminated unexercised as to such shares shall again become available for issuance under the 2018 Plan.

The 2002 Plan terminated on May 21, 2018, and authority to grant additional options under the 2002 Plan expired on that date. All options granted under the 2002 Plan will expire in April 2028 or earlier.

During the 13 weeks ended June 2, 2019, the Company granted options under the 2018 Plan to purchase a total of 114,450 shares of common stock to its directors and certain of its employees. The future compensation expense to be recognized in earnings before income taxes is $454 and will be recorded on a straight-line basis over the requisite service period. The weighted average fair value of the granted options was $3.97 per share using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 2.24%-2.26%; expected volatility factor of 30.4%-31.5%; expected dividend yield of 2.43%; and estimated option term of 4.3-5.8 years.

The risk-free interest rates were based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the estimated terms of the options at the date of the grant. Volatility factors were based on historical volatility of the Company’s common stock. The expected dividend yields were based on the regular quarterly cash dividend per share most recently declared by the Company and on the exercise price of the options granted during the 13 weeks ended June 2, 2019. The estimated term of the options was based on evaluations of the historical and expected future employee exercise behavior.

The following is a summary of option activity for the 13 weeks ended June 2, 2019:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Balance, March 3, 2019	540,709	$13.49
Granted	114,450	16.44
Exercised	(6,200)	11.91
Terminated or expired	(66,750)	18.83
Balance, June 2, 2019	582,209	$13.47	4.19
Vested and exercisable, June 2, 2019	436,609	$13.10	5.45

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

The following table sets forth the calculation of basic and diluted earnings per share:

	13 Weeks Ended
	June 2, 2019	May 27, 2018

Net earnings - continuing operations	$2,714	$816
Net earnings - discontinued operations	(127)	2,352
Net earnings	$2,587	$3,168

Weighted average common shares outstanding for basic EPS	20,492	20,242
Net effect of dilutive options	94	54
Weighted average shares outstanding for diluted EPS	20,586	20,296

Basic earnings per share - continuing operations	$0.13	$0.04
Basic earnings per share - discontinued operations	-	0.12
Basic earnings per share	$0.13	$0.16

Diluted earnings per share - continuing operations	$0.13	$0.04
Diluted earnings per share - discontinued operations	-	0.12
Diluted earnings per share	$0.13	$0.16

Potentially dilutive securities, which were not included in the computation of diluted earnings per share, because either the effect would have been anti-dilutive or the options’ exercise prices were greater than the average market price of the common stock, were 191,000 and 544,000 for the 13 weeks ended June 2, 2019 and May 27, 2018, respectively.

8. SHAREHOLDERS’ EQUITY

During the 13 weeks ended June 2, 2019, the Company sold 6,200 shares of the Company’s treasury stock pursuant to the exercises of employee stock options and received proceeds of $71 from such exercises and recognized stock-based compensation expense, net of recognized tax benefits, of $124. These transactions resulted in a $68 increase in additional paid-in capital during the period.

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

On March 10, 2016, the Company announced that its Board of Directors authorized the Company’s purchase, on the open market and in privately negotiated transactions, of up to 1,000,000 additional shares of its common stock, in addition to the unused prior authorization to purchase shares of the Company’s common stock announced on January 8, 2015. As a result, the Company is authorized to purchase up to a total of 1,531,412 shares of its common stock, representing approximately 7.5% of the Company’s 20,492,377 total outstanding shares as of the close of business on July 3, 2019.

The Company did not purchase any shares of its common stock during the 13 weeks ended June 2, 2019 or during the 13 weeks ended May 27, 2018.

9. INCOME TAXES

For the 13 weeks ended June 2, 2019, the Company recorded an income tax provision from continuing operations of $1,116, which included a discrete income tax provision of $153. For the 13 weeks ended May 27, 2018, the Company recorded an income tax provision from continuing operations of $275.

The Company’s effective tax rate for the 13 weeks ended June 2, 2019 was an income tax provision of 29.1%, compared to an income tax provision of 25.2% in the comparable prior period. The effective tax rate for the 13 weeks ended June 2, 2019 was higher than the U.S. statutory rate of 21% primarily due to state and local taxes, a discrete income tax provision for stock compensation and the accrual of interest related to unrecognized tax benefits. The effective rate for the 13 weeks ended May 27, 2018 was higher than the U.S. statutory rate of 21% primarily due to state and local taxes.

Notwithstanding the U.S. taxation of the deemed repatriated earnings as a result of the mandatory one-time transition tax on the accumulated untaxed earnings of foreign subsidiaries of U.S. shareholders included in the 2017 Tax Cuts and Jobs Act, the Company intends to indefinitely invest approximately $25 million of undistributed earnings outside of the U.S. If these future earnings are repatriated to the U.S., or if the Company determines such earnings will be remitted in the foreseeable future, the Company may be required to accrue U.S. deferred taxes. The Company repatriated $0, $113,600, and $135,300 in cash from the Company’s subsidiary in Singapore in the 2020, 2019 and 2018 fiscal years, respectively.

10. GEOGRAPHIC REGIONS

The Company’s products are sold to customers in North America, Asia and Europe. The Company’s manufacturing facilities are located in Kansas. Sales are attributed to geographic regions based upon the region in which the materials were delivered to the customer. Sales between geographic regions were not significant.

Financial information regarding the Company’s continuing operations by geographic region is as follows:

	13 Weeks Ended
	June 2, 2019	May 27, 2018
Sales:
North America	$14,190	$9,233
Asia	252	132
Europe	508	1,028
Total sales	$14,950	$10,393

	June 2, 2019	March 3, 2019
Long-lived assets:
North America	$21,093	$19,372
Asia	1,775	1,546
Europe	-	-
Total long-lived assets	$22,868	$20,918

11. DISCONTINUED OPERATIONS

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

The following table shows the summary operating results of the discontinued operations:

	13 Weeks Ended (Unaudited)

	June 2,	May 27,
	2019	2018

Net sales	$-	$20,709
Cost of sales	-	15,053
Gross profit	-	5,656
Selling, general and administrative expenses	136	2,718
Restructuring charges	33	183
(Loss) earnings from discontinued operations	(169)	2,755
Other income	-	-
(Loss) earnings from discontinued operations before income taxes	(169)	2,755
Income tax (benefit) provision	(42)	403
Net (loss) earnings from discontinued operations	$(127)	$2,352

During the 2018 fiscal year, the Company consolidated its Nelco Products, Inc. Business Unit located in Fullerton, California and its Neltec, Inc. Business Unit located in Tempe, Arizona. The Company estimates the remaining pre-tax charge in connection with the consolidation to be approximately $778, which the Company expects to incur primarily during the fiscal year ending February 28, 2021.

The following table sets forth the charges and accruals related to the consolidation:

	Accrual March 3, 2019	Current Period Charges	Cash Payments	Non-Cash Charges	Accrual June 2, 2019	Total Expense Accrued to Date	Total Expected Costs
Facility Lease Costs	$1,324	$13	$(205)	$-	$1,132	$2,842	$2,842
Severance Costs	-	-	-	-	-	1,081	1,081
Equipment Removal	-	-	-	-	-	-	700
Other	-	20	(20)	-	-	799	877
Total Restructuring Charges	$1,324	$33	$(225)	$-	$1,132	$4,722	$5,500

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

The insurance carriers which provided general liability insurance coverage to the Company and its subsidiaries for the years during which the Company’s subsidiaries’ waste was disposed at these three sites have in the past reimbursed the Company and its subsidiaries for 100% of their legal defense and remediation costs associated with two of these sites.

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

13. ACCOUNTING PRONOUNCEMENTS

Recently Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a lease (i.e., lessees and lessors). The new standard requires lessees to classify leases as either finance leases or operating leases and record a right-of-use asset and a lease liability for all leases with terms greater than 12 months regardless of their classification. An accounting policy election may be made to account for leases with a term of 12 months or less similar to existing guidance for operating leases today. ASU No. 2016-02 supersedes the existing guidance on accounting for leases. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which allows for an optional transition method for the adoption of Topic 842. The two permitted transition methods are now the modified retrospective approach, which applies the new lease requirements at the beginning of the earliest period presented, and the optional transition method, which applies the new lease requirements through a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2016-02 is effective for the Company’s fiscal year ending March 1, 2020 and the interim periods within that year. The Company adopted this standard in the first quarter of the 2020 fiscal year using the optional transition method. The optional transition method enables the Company to adopt the new standard as of the beginning of the period of adoption and does not require restatement of prior period financial information. As a result, prior period financial information has not been recast and continues to be reported under the accounting guidance that was effective during those periods. The Company also elected the practical expedients that allow the Company to carry forward the historical lease classification. At adoption, the Company elected the following practical expedients: (1) the “package of practical expedients”, pursuant to which the Company did not need to reassess its prior conclusions about lease identification, lease classification and initial direct costs, (2) creation of an accounting policy for short-term leases resulting in lease payments being recorded as an expense on a straight-line basis over the lease term, and (3) to account separately for lease and non-lease components for all leases. The Company has established an inventory of existing leases and implemented a new process of evaluating the classification of each lease. The financial impact of the adoption of the new standard in the 2020 fiscal year increased total assets and total liabilities by approximately $551. The financial impact of the adoption primarily relates to the capitalization of right-of-use assets and recognition of lease liability related to operating leases. The Company has implemented changes to its processes and internal controls, as necessary, to meet the reporting and disclosure requirements of the new standard. See Note 5, Leases, for additional information with respect to the impact of the adoption of the lease accounting guidance and the disclosures required by ASU 2016-02 and the related amendments.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows for reclassification of stranded tax effects resulting from U.S. Tax Reform from accumulated other comprehensive loss to retained earnings, but it does not require this reclassification. This ASU is effective for the Company’s fiscal year ending March 1, 2020 and the interim periods within that year. The Company adopted this ASU in the first quarter of its 2020 fiscal year and elected to reclassify the stranded tax effects resulting from U.S. Tax Reform. As a result of that election, the adoption of ASU 2018-02 did not have an impact on the Company’s consolidated financial statements and disclosures.

Recently Issued

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. This ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income (loss). This ASU is effective for the Company’s fiscal year ending February 28, 2021 and for the interim periods within that year. Early adoption is permitted. ASU 2018-13 is generally required to be applied retrospectively to all periods presented upon their effective date with the exception of certain amendments, which should be applied prospectively to the most recent interim or annual period presented in the year of adoption. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements and disclosures.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

Park Electrochemical Corp. (“Park” or the “Company”) is an aerospace company which develops and manufactures solution and hot-melt advanced composite materials used to produce composite structures for the global aerospace markets. Park’s advanced composite materials include film adhesives (undergoing qualification) and lightning strike materials. Park offers an array of composite materials specifically designed for hand lay-up or automated fiber placement (AFP) manufacturing applications. Park’s advanced composite materials are used to produce primary and secondary structures for jet engines, large and regional transport aircraft, military aircraft, Unmanned Aerial Vehicles (UAVs commonly referred to as “drones”), business jets, general aviation aircraft and rotary wing aircraft. Park also offers specialty ablative materials for rocket motors and nozzles and specially designed materials for radome applications. As a complement to Park’s advanced composite materials offering, Park designs and fabricates composite parts, structures and assemblies and low volume tooling for the aerospace industry. Target markets for Park’s composite parts and structures (which include Park’s patented composite SigmaStrutTM and AlphaStrutTM product lines) are, among others, prototype and development aircraft, special mission aircraft, spares for legacy military and civilian aircraft and exotic spacecraft.

On December 4, 2018, Park completed the previously announced sale of its Electronics Business, including manufacturing facilities in Singapore, France, California and Arizona and R&D facilities in Singapore and Arizona, to AGC Inc. for an aggregate purchase price of $145 million in cash, subject to post-closing adjustments for changes in working capital compared to target net working capital, excluding cash in certain acquired subsidiaries and certain accrued and unpaid taxes of certain acquired subsidiaries. See Note 11, “Discontinued Operations”, of the Notes to Consolidated Financial Statements elsewhere in this Report for additional information on the Sale. As a result, the discussion below is of the Company’s continuing operations, which are comprised of the aerospace business.

Financial Overview

The Company's total net sales from continuing operations in the 13 weeks ended June 2, 2019 were $15.0 million compared to $10.4 million in the 13 weeks ended May 27, 2018.

The Company’s gross profit margins from continuing operations, measured as percentages of sales, were 32.1% in the 13 weeks ended June 2, 2019 compared to 27.4% in the 13 weeks ended May 27, 2018.

The Company’s earnings from continuing operations before income taxes and net earnings from continuing operations increased 251% and 233%, respectively, in the 13 weeks ended June 2, 2019 compared to the 13 weeks ended May 27, 2018 primarily as a result of higher sales and higher interest income, partially offset by a higher tax provision compared to last year’s comparable period.

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

Results of Operations:

The following table sets forth the components of the consolidated statements of operations:

	13 Weeks Ended
(amounts in thousands, except per share amounts)	June 2,	May 27,	%
	2019	2018	Change

Net sales	$14,950	$10,393	44%
Cost of sales	10,146	7,541	35%
Gross profit	4,804	2,852	68%
Selling, general and administrative expenses	1,922	2,101	(9)%
Earnings from continuing operations	2,882	751	284%
Interest and other income	948	340	179%
Earnings from continuing operations before income taxes	3,830	1,091	251%
Income tax provision	1,116	275	306%
Net earnings from continuing operations	2,714	816	233%
(Loss) earnings from discontinued operations, net of tax	(127)	2,352	(105)%
Net earnings	$2,587	$3,168	(18)%

Earnings per share:
Basic:
Continuing operations	$0.13	$0.04	225%
Discontinued operations	-	0.12	(100)%
Basic earnings per share	$0.13	$0.16	(19)%

Diluted:
Continuing operations	$0.13	$0.04	225%
Discontinued operations	-	0.12	(100)%
Diluted earnings per share	$0.13	$0.16	(19)%

Net Sales

The Company’s total net sales from continuing operations worldwide in the 13 weeks ended June 2, 2019 increased to $15.0 million from $10.4 million in the 13 weeks ended May 27, 2018. The increase in sales was due to the ramping up of programs on which the Company’s materials are qualified.

Gross Profit

The Company’s gross profit from continuing operations in the 13 weeks ended June 2, 2019 was higher than its gross profit from continuing operations in the prior year’s comparable period, and the gross profit from continuing operations as a percentage of sales for the Company’s worldwide operations in the 13 weeks ended June 2, 2019 increased to 32.1% from 27.4% in the 13 weeks ended May 27, 2018. The higher gross profit margin from continuing operations for the 13 weeks ended June 2, 2019 compared to the 13 weeks ended May 27, 2018 was principally a result of higher sales and the partially fixed nature of overhead expenses in the 13 weeks ended June 2, 2019 compared to the 13 weeks ended May 27, 2018, partially offset by increased direct labor and supplies expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations decreased by $179,000 during the 13 weeks ended June 2, 2019, or by 9%, compared to last fiscal year's comparable period, and these expenses, measured as a percentage of sales from continuing operations, were 12.9% in the 13 weeks ended June 2, 2019 compared to 20.2% in the 13 weeks ended May 27, 2018. The decrease in such expenses during the 13 weeks ended June 2, 2019 was primarily the result of lower payroll, travel and entertainment and stock option expenses.

Selling, general and administrative expenses from continuing operations included stock option expenses of $124,000 for the 13 weeks ended June 2, 2019, compared to stock option expenses of $201,000 for the 13 weeks ended May 27, 2018.

Earnings from Continuing Operations

For the reasons set forth above, the Company’s earnings from continuing operations were $2.9 million for the 13 weeks ended June 2, 2019 compared to $0.8 million for the 13 weeks ended May 27, 2018.

 Interest and Other Income

Interest and other income from continuing operations was $948,000 for the 13 weeks ended June 2, 2019, compared to $340,000 for last fiscal year's comparable period. Interest income increased 179% for the 13 weeks ended June 2, 2019 primarily as a result of higher average balances of marketable securities held by the Company in the 13 weeks ended June 2, 2019, compared to last fiscal year's comparable period, and higher weighted average interest rates. During the 13 weeks ended June 2, 2019, the Company earned interest income principally from its investments, which consisted primarily of short-term instruments and money market funds.

Income Tax Provision

For the 13 weeks ended June 2, 2019, the Company recorded an income tax provision from continuing operations of $1,116, which included a discrete income tax provision of $144 pertaining to expired stock options of former employees who transferred to AGC Inc. in the sale of the Company’s Electronics Business. For the 13 weeks ended May 27, 2018, the Company recorded an income tax provision from continuing operations of $275.

The Company’s effective tax rate for the 13 weeks ended June 2, 2019 was 29.1% compared to 25.2% in the comparable prior period. The effective tax rate for the 13 weeks ended June 2, 2019 was higher than the U.S. statutory rate of 21% primarily due to state and local taxes, a discrete income tax provision for stock compensation and the accrual of interest related to unrecognized tax benefits. The effective rate for the 13 weeks ended May 27, 2018 was higher than the U.S. statutory rate of 21% primarily due to state and local taxes.

Net Earnings from Continuing Operations

For the reasons set forth above, the Company's net earnings from continuing operations for the 13 weeks ended June 2, 2019 were $2.7 million compared to net earnings from continuing operations of $816,000 for the 13 weeks ended May 27, 2018.

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

The Company’s net earnings from discontinued operations included expenses pertaining to the sale transaction and costs in connection with the vacated facility in Fullerton California in the 13 weeks ended June 2, 2019 compared full operating results of the Electronics Business for the 13 weeks ended May 27, 2018.

Basic and Diluted Earnings Per Share

In the 13 weeks ended June 2, 2019, basic and diluted earnings per share from continuing operations were $0.13, including the tax expense described above. This compared to basic and diluted earnings per share from continuing operations of $0.04 in the 13 weeks ended May 27, 2018. The net impact of the tax benefit described above decreased basic and diluted earnings per share by $0.01 for the 13 weeks ended June 2, 2019.

Liquidity and Capital Resources - Continuing Operations:

(amounts in thousands)	June 2,	March 3,
	2019	2019	Change
Cash and cash equivalents and marketable securities	$151,057	$151,624	$(567)
Working capital	156,280	156,778	(498)

	13 Weeks Ended
(amounts in thousands)	June 2,	May 27,
	2019	2018	Change
Net cash provided by (used in) operating activities	$2,775	$(1,592)	$4,367
Net cash (used in) provided by investing activities	(21,710)	597	(22,307)
Net cash used in financing activities	(1,978)	(1,976)	(2)

Cash and Marketable Securities

Of the $151.1 million of cash and cash equivalents and marketable securities at June 2, 2019, $126.8 million was owned by certain of the Company’s wholly owned foreign subsidiaries.

The change in cash and cash equivalents and marketable securities at June 2, 2019 compared to March 3, 2019 was the result of capital expenditures and dividends paid to shareholders partially offset by cash provided by operating activities and a number of additional factors. The significant changes in cash provided by operating activities were as follows:

●	accounts receivable decreased by 5% at June 2, 2019 compared to March 3, 2019 primarily due to a lower sales in the quarter ended June 2, 2019 compared to the fourth quarter of the 2019 fiscal year;

●

prepaid expenses and other current assets decreased by 6% at June 2, 2019 compared to March 3, 2019 primarily due to a decrease in interest receivable on marketable securities and a decrease in a receivable from AGC Inc.;

●	accounts payable decreased by 38% at June 2, 2019 compared to March 3, 2019 primarily due to the timing of vendor payments and raw material purchases from suppliers;

●	accrued liabilities decreased by 20% at June 2, 2019 compared to March 3, 2019 primarily due to decreases in restructuring accruals and bonus accruals; and

●	income taxes payable increased by 19% at June 2, 2019 compared to March 3, 2019 primarily due to the income tax provision for the 13 weeks ended June 2, 2019.

In addition, the Company paid $2.0 million in cash dividends in each of the 13-week periods ended June 2, 2019 and May 27, 2018.

Working Capital

The decrease in working capital at June 2, 2019 compared to March 3, 2019 was due principally to the decrease in accounts receivable, increase in income taxes payable and a decrease in prepaid expenses and other current assets, partially offset by the decreases in accounts payable and accrued liabilities.

The Company's current ratio (the ratio of current assets to current liabilities) was 15.8 to 1.0 at June 2, 2019 compared to 15.1 to 1.0 at March 3, 2019.

Cash Flows

During the 13 weeks ended June 2, 2019, the Company's net earnings, before depreciation and amortization, stock-based compensation, amortization of bond premium and changes in operating assets and liabilities, were $2.8 million. During the same 13-week period, the Company expended $1,860,000 for the purchase of property, plant and equipment, compared with $10,000 during the 13 weeks ended May 27, 2018. The Company paid $2.0 million in cash dividends in each of the 13-week periods ended June 2, 2019 and May 27, 2018.

Other Liquidity Factors

The Company believes its financial resources will be sufficient, through the 12 months following the filing of this Form 10-Q Quarterly Report and for the foreseeable future thereafter, to provide for continued investment in working capital and property, plant and equipment and for general corporate purposes. The Company’s financial resources are also available for purchases of the Company's common stock, appropriate acquisitions and other expansions of the Company's business, including the recently announced expansion in Kansas.

The Company is not aware of any circumstances or events that are reasonably likely to occur that could materially affect its liquidity.

Contractual Obligations:

The Company’s contractual obligations and other commercial commitments to make future payments under contracts, such as lease agreements, consist only of (i) operating lease commitments and (ii) commitments to purchase raw materials. The Company has no other long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments or contingent commitments, other than two standby letters of credit in the total amount of $320,000 to secure the Company’s obligations under its workers’ compensation insurance program.

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

The Company’s critical accounting policies that are important to the Consolidated Financial Statements and that entail, to a significant extent, the use of estimates and assumptions and the application of management’s judgment are described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2019. There have been no significant changes to such accounting policies during the 2020 fiscal year first quarter with the exception of the implementation of ASC 842 (See Note 5 under Notes to Consolidated Financial Statements in Part I, Item 1 of this Report).

Contingencies:

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

Factors That May Affect Future Results.

Certain portions of this Report which do not relate to historical financial information may be deemed to constitute forward-looking statements that are subject to various factors which could cause actual results to differ materially from the Company’s expectations or from results which might be projected, forecasted, estimated or budgeted by the Company in forward-looking statements. Such factors include, but are not limited to, general conditions in the aerospace industry, the Company’s competitive position, the status of the Company’s relationships with its customers, economic conditions in international markets, the cost and availability of raw materials, transportation and utilities, and the various factors set forth under the caption “Factors That May Affect Future Results” in Item 1 and in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2019.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company’s market risk exposure at June 2, 2019 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended March 3, 2019.

Item 4.	Controls and Procedures.

(a)     Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 2, 2019, the end of the quarterly fiscal period covered by this quarterly report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes in the risk factors as previously disclosed in the Company’s Form 10-K Annual Report for the fiscal year ended March 3, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to shares of the Company’s common stock acquired by the Company during each month included in the Company’s 2020 fiscal year first quarter ended June 2, 2019.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

March 4 - April 2	0	$-	0

April 3 - May 2	0	$-	0

May 3 - June 2	0	$-	0

Total	0	$-	0	1,531,412 (a)

(a)

Aggregate number of shares available to be purchased by the Company pursuant to share purchase authorizations announced on January 8, 2015 and March 10, 2016. Pursuant to such authorizations, the Company is authorized to purchase its shares from time to time on the open market or in privately negotiated transactions.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 2, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 2, 2019 (unaudited) and March 3, 2019; (ii) Consolidated Statements of Operations for the 13 weeks ended June 2, 2019 and May 27, 2018 (unaudited); (iii) Consolidated Statements of Comprehensive Earnings for the 13 weeks ended June 2, 2019 and May 27, 2018 (unaudited); (iv) Consolidated Statements of Shareholders’ Equity at June 2, 2019 (unaudited) and May 27, 2018; and (v) Condensed Consolidated Statements of Cash Flows for the 13 weeks ended June 2, 2019 and May 27, 2018 (unaudited). * +

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

EXHIBIT INDEX

Exhibit No. -----------	Name ----

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 2, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 2, 2019 (unaudited) and March 3, 2019; (ii) Consolidated Statements of Operations for the 13 weeks ended June 2, 2019 and May 27, 2018 (unaudited); (iii) Consolidated Statements of Comprehensive Earnings for the 13 weeks ended June 2, 2019 and May 27, 2018 (unaudited); (iv) Consolidated Statements of Shareholders’ Equity at June 2, 2019 (unaudited) and May 27, 2018; and (v) Condensed Consolidated Statements of Cash Flows for the 13 weeks ended June 2, 2019 and May 27, 2018 (unaudited). * +

*	Filed electronically herewith.

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

Park Electrochemical Corp.
(Registrant)

/s/ Brian E. Shore
Date: July 11, 2019	Brian E. Shore Chief Executive Officer (principal executive officer)

/s/ P. Matthew Farabaugh
Date: July 11, 2019	P. Matthew Farabaugh Senior Vice President and Chief Financial Officer (principal financial officer) (principal accounting officer)