Form 10-Q
period 2019-09-01
PARK AEROSPACE CORP
filed 2019-10-11
CIK 76267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 1, 2019

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to__________

Commission file number      1-4415

PARK AEROSPACE CORP.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,517,939 as of October 4, 2019.

PARK AEROSPACE CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements.

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	September 1, 2019 (unaudited)	March 3, 2019*

ASSETS
Current assets
Cash and cash equivalents	$25,231	$71,007
Marketable securities (Note 3)	120,124	80,617
Accounts receivable, less allowance for doubtful accounts of $40 and $32, respectively	8,855	9,352
Inventories (Note 4)	4,626	5,267
Prepaid expenses and other current assets	1,913	1,690
Total current assets	160,749	167,933

Property, plant and equipment, net	12,311	10,791
Operating right-of-use assets (Note 5)	373	-
Goodwill and other intangible assets	9,811	9,811
Other assets	285	316
Total assets	$183,529	$188,851

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,819	$3,169
Operating lease liability (Note 5)	109	-
Accrued liabilities	1,952	2,920
Income taxes payable	1,481	5,066
Total current liabilities	5,361	11,155

Long-term operating lease liability (Note 5)	264	-
Non-current income taxes payable (Note 9)	15,986	17,669
Deferred income taxes (Note 9)	65	-
Other liabilities	1,050	1,016
Total liabilities	22,726	29,840

Commitments and contingencies (Note 12)

Shareholders' equity (Note 8)
Common stock	2,096	2,096
Additional paid-in capital	169,425	169,395
Accumulated deficit	(1,982)	(2,605)
Accumulated other comprehensive earnings (loss)	517	(22)
	170,056	168,864
Less treasury stock, at cost	(9,253)	(9,853)
Total shareholders' equity	160,803	159,011
Total liabilities and shareholders' equity	$183,529	$188,851

* The balance sheet at March 3, 2019 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	13 Weeks Ended (Unaudited)		26 Weeks Ended (Unaudited)
	September 1,	August 26,	September 1,	August 26,
	2019	2018	2019	2018

Net sales	$13,723	$11,211	$28,673	$21,604
Cost of sales	9,910	8,066	20,056	15,607
Gross profit	3,813	3,145	8,617	5,997
Selling, general and administrative expenses	1,914	2,116	3,836	4,217
Earnings from continuing operations	1,899	1,029	4,781	1,780
Interest and other income	863	357	1,811	697
Earnings from continuing operations before income taxes	2,762	1,386	6,592	2,477
Income tax provision (benefit) (Note 9)	710	(438)	1,826	(163)
Net earnings from continuing operations	2,052	1,824	4,766	2,640
(Loss) earnings from discontinued operations, net of tax (Note 11)	83	876	$(44)	3,228
Net earnings	$2,135	$2,700	$4,722	$5,868

Earnings per share (Note 7)
Basic:
Continuing operations	$0.10	$0.09	$0.23	$0.13
Discontinued operations	-	0.04	-	0.16
Basic earnings per share	$0.10	$0.13	$0.23	$0.29
Basic weighted average shares	20,499	20,253	20,495	20,248

Diluted:
Continuing operations	$0.10	$0.09	$0.23	$0.13
Discontinued operations	-	0.04	-	0.16
Diluted earnings per share	$0.10	$0.13	$0.23	$0.29
Diluted weighted average shares	20,601	20,382	20,593	20,339

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts in thousands)

	13 Weeks Ended (Unaudited)		26 Weeks Ended (Unaudited)
	September 1,	August 26,	September 1,	August 26,
	2019	2018	2019	2018

Net earnings	$2,135	$2,700	$4,722	$5,868
Other comprehensive earnings (loss), net of tax:
Foreign currency translation	-	18	-	(1)
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	193	-	539	-
Less: reclassification adjustment for gains included in net earnings	-	-	-	-
Unrealized losses on marketable securities:
Unrealized holding losses arising during the period	-	(1)	-	(18)
Less: reclassification adjustment for losses included in net earnings	-	109	-	110
Other comprehensive earnings	193	126	539	91
Total comprehensive earnings	$2,328	$2,826	$5,261	$5,959

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share and per share amounts)

				(Accumulated	Accumulated
			Additional	Deficit)	Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Earnings (Loss)	Shares	Amount

Balance, March 3, 2019	20,965,144	$2,096	$169,395	$(2,605)	$(22)	479,191	$(9,853)

Net earnings	-	-	-	2,587	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	346	-	-
Stock options exercised	-	-	(56)	-	-	(6,200)	127
Stock-based compensation	-	-	124	-	-	-	-
Cash dividends ($0.10 per share)	-	-	-	(2,049)	-	-	-

Balance, June 2, 2019	20,965,144	2,096	169,463	(2,067)	324	472,991	(9,726)

Net earnings	-	-	-	2,135	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	193	-	-
Stock options exercised	-	-	(179)	-	-	(22,974)	473
Stock-based compensation	-	-	141	-	-	-	-
Cash dividends ($0.10 per share)	-	-	-	(2,050)	-	-	-

Balance, September 1, 2019	20,965,144	$2,096	$169,425	$(1,982)	$517	450,017	$(9,253)

				(Accumulated	Accumulated
			Additional	Deficit)	Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Earnings (Loss)	Shares	Amount

Balance, February 25, 2018	20,965,144	$2,096	$169,011	$(21,099)	$131	723,573	$(14,878)

Net earnings	-	-	-	3,168	-	-	-
Foreign currency translation adjustment for sale of business	-	-	-	-	(19)	-	-
Unrealized loss on marketable securities, net of tax	-	-	-	-	(16)	-	-
Stock options exercised	-	-	(14)	-	-	(2,987)	61
Stock-based compensation	-	-	201	-	-	-	-
Cash dividends ($0.10 per share)	-	-	-	(2,023)	-	-	-

Balance, May 27, 2018	20,965,144	2,096	169,198	(19,954)	96	720,586	(14,817)

Net earnings	-	-	-	2,700	-	-	-
Foreign currency translation adjustment for sale of business	-	-	-	-	18	-	-
Unrealized loss on marketable securities, net of tax	-	-	-	-	108	-	-
Stock options exercised	-	-	(93)	-	-	(32,550)	670
Stock-based compensation	-	-	199	-	-	-	-
Cash dividends ($0.10 per share)	-	-	-	(2,024)	-	-	-

Balance, August 26, 2018	20,965,144	$2,096	$169,304	$(19,278)	$222	688,036	$(14,147)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	26 Weeks Ended (Unaudited)
	September 1,	August 26,
	2019	2018
Cash flows from operating activities:
Net earnings from continuing operations	$4,766	$2,640
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities
Depreciation and amortization	733	865
Stock-based compensation	265	400
Deferred income taxes	65	(738)
Amortization of bond premium	(52)	24
Changes in operating assets and liabilities	(6,708)	(1,554)
Net cash (used in) provided by operating activities - continuing operations	(931)	1,637
Net cash (used in) provided by operating activities - discontinued operations	(44)	1,845
Net cash (used in) provided by operating activities	(975)	3,482

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,254)	(170)
Purchases of marketable securities	(70,270)	(7,411)
Proceeds from sales and maturities of marketable securities	31,457	10,080
Net cash (used in) provided by investing activities - continuing operations	(41,067)	2,499
Net cash used in investing activities - discontinued operations	-	(23)
Net cash (used in) provided by investing activities	(41,067)	2,476

Cash flows from financing activities:
Dividends paid	(4,099)	(4,048)
Proceeds from exercise of stock options	365	624
Net cash used in financing activities - continuing operations	(3,734)	(3,424)
Net cash used in financing activities - discontinued operations	-	-
Net cash used in financing activities	(3,734)	(3,424)

(Decrease) increase in cash and cash equivalents before effect of exchange rate changes - continuing operations	(45,732)	712
(Decrease) increase in cash and cash equivalents before effect of exchange rate changes - discontinued operations	(44)	1,822
(Decrease) increase in cash and cash equivalents before effect of exchange rate changes	(45,776)	2,534

Effect of exchange rate changes on cash and cash equivalents - continuing operations	-	(152)
Effect of exchange rate changes on cash and cash equivalents - discontinued operations	-	218
Effect of exchange rate changes on cash and cash equivalents	-	66

(Decrease) increase in cash and cash equivalents:	(45,776)	2,600
Cash and cash equivalents, beginning of period	71,007	18,254
Cash and cash equivalents, end of period	$25,231	$20,854

Supplemental cash flow information:
Cash paid during the period for income taxes, net of refunds	$6,981	$2,332

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

NOTES TO Condensed CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share (unless otherwise stated), per share and option amounts)

1. CONSOLIDATED FINANCIAL STATEMENTS

The Condensed Consolidated Balance Sheet as of September 1, 2019, the Consolidated Statements of Operations, the Consolidated Statements of Comprehensive Earnings and the Consolidated Statements of Shareholders’ Equity for the 13 weeks and 26 weeks ended September 1, 2019 and August 26, 2018 and the Condensed Consolidated Statements of Cash Flows for the 26 weeks then ended have been prepared by Park Aerospace Corp., formerly Park Electrochemical Corp. (the “Company”), without audit. In the opinion of management, these unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 1, 2019 and the results of operations and cash flows for all periods presented. The Consolidated Statements of Operations are not necessarily indicative of the results to be expected for the full fiscal year or any subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2019. There have been no significant changes to such accounting policies during the 26 weeks ended September 1, 2019, except for adoption of ASC 842. (See Note 13, Accounting Pronouncements).

On July 25, 2018, the Company entered into a definitive agreement to sell its Electronics Business for $145,000 in cash. This transaction was completed on December 4, 2018. (See Note 11).

The Company has classified the operating results of its Electronics Business, together with certain costs related to the transaction, as discontinued operations, net of tax, in the Consolidated Statements of Operations, in accordance with Accounting Standards Codification (“ASC”) 205-20 Discontinued Operations. (See Note 11).

On July 16, 2019, the Company filed with the State of New York Department of State a Certificate of Amendment of its Restated Certificate of Incorporation, as amended, changing its name to “Park Aerospace Corp.” after the Board of Directors of the Company approved such amendment and the shareholders of the Company approved such amendment at the Annual Meeting of Shareholders. On July 16, 2019, the Company also filed with the Secretary of State of the State of Kansas, a Certificate of Ownership and Merger whereby the Company’s Park Aerospace Technologies Corp. wholly owned subsidiary located at the Newton, Kansas Airport was merged into the Company and ceased to exist.

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

The fair value of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their carrying value due to their short-term nature. Certain assets and liabilities of the Company are required to be recorded at fair value on either a recurring or non-recurring basis. On a recurring basis, the Company records its marketable securities at fair value using Level 1 or Level 2 inputs. (See Note 3).

The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and any long-lived assets written down to fair value. To measure fair value of such assets, the Company uses Level 3 inputs consisting of techniques including an income approach and a market approach. The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the discounted cash flow analysis require the exercise of significant judgment, including judgment about appropriate discount rates, terminal values, growth rates and the amount and timing of expected future cash flows. There were no transfers between levels within the fair value hierarchy during the 26 weeks ended September 1, 2019 and August 26, 2018. With respect to goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that fair value is less than carrying value. If, based on that assessment, the Company believes it is more likely than not that fair value is less than carrying value, a goodwill impairment test is performed. There have been no changes in events or circumstances which required impairment charges to be recorded during the 13 or 26 weeks ended September 1, 2019.

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

The following is a summary of available-for-sale securities:

	September 1, 2019
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$97,064	$97,064	$-	$-
U.S. corporate debt securities	23,060	23,060	-	-
Total marketable securities	$120,124	$120,124	$-	$-

	March 3, 2019
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$68,718	$68,718	$-	$-
U.S. corporate debt securities	11,899	11,899	-	-
Total marketable securities	$80,617	$80,617	$-	$-

The following table shows the amortized cost basis of, and gross unrealized gains and losses on, the Company’s available-for-sale securities:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses

September 1, 2019:
U.S. Treasury and other government securities	$96,441	$657	$34
U.S. corporate debt securities	23,028	48	16
Total marketable securities	$119,469	$705	$50

March 3, 2019:
U.S. Treasury and other government securities	$68,727	$44	$53
U.S. corporate debt securities	11,924	7	32
Total marketable securities	$80,651	$51	$85

The estimated fair values of such securities at September 1, 2019 by contractual maturity are shown below:

Due in one year or less	$25,595
Due after one year through five years	94,529
$120,124

4. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value. The Company writes down its inventory for estimated obsolescence or unmarketability based upon the age of the inventory and assumptions about future demand for the Company’s products and market conditions. Work-in-process and finished goods inventories cost valuations include direct material costs as well as a portion of the Company’s labor and overhead expenses.  The Company’s overhead expenses that are applied to its finished goods inventories are based on actual expenses related to the procurement, storage, shipment and production of the finished goods. Inventories consisted of the following:

	September 1,	March 3,
	2019	2019

Inventories:
Raw materials	$3,486	$4,556
Work-in-process	712	232
Finished goods	428	479
	$4,626	$5,267

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

Future minimum lease payments under non-cancellable operating leases as of September 1, 2019 are as follows:

Fiscal Year:
2020	$78
2021	61
2022	61
2023	61
2024	61
Thereafter	161
Total undiscounted operating lease payments	483
Less imputed interest	(110)
Present value of operating lease payments	$373

The above payment schedule includes renewal options that the Company is reasonably likely to exercise. Leases with an initial term of 12 months or less are not recorded on the Company’s balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the terms of the leases. The above payment schedule does not include lease payments of $395 in 2020 and $463 in 2021 for the Company’s idle facility in Fullerton, California that have been accrued on the condensed consolidated balance sheets in accrued liabilities.

For the 13 weeks and 26 weeks ended September 1, 2019, the Company’s operating lease expense was $95 and $190, respectively. Cash payments of $189, pertaining to operating leases, are reflected in the cash flow statement under cash flows from operating activities.

The following table sets forth the right-of-use assets and operating lease liabilities as of September 1, 2019:

Operating right-of-use assets	$373

Operating lease liabilities	$109
Long-term operating lease liabilities	264
Total operating lease liabilities	$373

The Company’s weighted average remaining lease term for its operating leases is 6.9 years.

In December 2018, the Company’s Park Aerospace Technologies Corp. (“PATC”) business unit located at the Newton, Kansas Airport entered into a Development Agreement with the City of Newton, Kansas and the Board of County Commissioners of Harvey County, Kansas. Pursuant to this agreement, PATC agreed to construct and operate an additional manufacturing facility approximately 90,000 square feet in size for the design, development and manufacture of advanced composite materials and parts, structures and assemblies for aerospace. PATC further agreed to equip the facility through the purchase of machinery, equipment and furnishings and to create additional new full-time employment of specified levels during a five year period. In exchange for these agreements, the City and the County agreed to lease to PATC three acres of land at the Newton, Kansas Airport, in addition to the eight acres previously leased to PATC by the City and County. The City and County further agreed to provide financial and other assistance toward the construction of the additional facility as set forth in the Development Agreement. The Company estimates the total cost of the additional facility to be approximately $20 million, and the Company expects to complete the construction of the additional facility in the first half of the 2020 calendar year. As of September 1, 2019, the Company had $2,234 in equipment purchase obligations and $3,934 of construction-in-progress related to the additional facility.  On July 16, 2019, PATC was merged into the Company and ceased to exist, and the Company assumed the rights and obligations of PATC, including the rights and obligations of PATC under the Development Agreement.  (See Note 1, Consolidated Financial Statements).

6. STOCK-BASED COMPENSATION

As of September 1, 2019, the Company had a 2018 Stock Option Plan (the “2018 Plan”), and no other stock-based compensation plan. The 2018 Plan was adopted by the Board of Directors of the Company on May 8, 2018 and approved by the shareholders of the Company at the Annual Meeting of Shareholders of the Company on July 24, 2018 and provides for the grant of options to purchase up to 800,000 shares of common stock of the Company to directors, employees and consultants. Prior to the 2018 Plan, the Company had the 2002 Stock Option Plan (the “2002 Plan”) which had been approved by the Company’s shareholders and provided for the grant of stock options to directors and key employees of the Company. All options granted under the 2018 Plan and 2002 Plan have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant, which, pursuant to the terms of such Plans, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted. Options granted under the Plans become exercisable 25% one year after the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire 10 years after the date of grant. Upon termination of employment or service as a director of an optionee, all options held by the optionee that have not previously become exercisable shall terminate and all other options held by such optionee may be exercised, to the extent exercisable on the date of such termination, for a limited time after such termination. Any shares of common stock subject to an option under the 2018 Plan which expires or is terminated unexercised as to such shares shall again become available for issuance under the 2018 Plan.

The 2002 Plan terminated on May 21, 2018, and authority to grant additional options under the 2002 Plan expired on that date. All options granted under the 2002 Plan will expire in April 2028 or earlier.

During the 26 weeks ended September 1, 2019, the Company granted options under the 2018 Plan to purchase a total of 114,450 shares of common stock to its directors and certain of its employees. The future compensation expense to be recognized in earnings before income taxes is $454 and will be recorded on a straight-line basis over the requisite service period. The weighted average fair value of the granted options was $3.97 per share using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 2.24%-2.26%; expected volatility factor of 30.4%-31.5%; expected dividend yield of 2.43%; and estimated option term of 4.3-5.8 years.

The risk-free interest rates were based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the estimated terms of the options at the date of the grant. Volatility factors were based on historical volatility of the Company’s common stock. The expected dividend yields were based on the regular quarterly cash dividend per share most recently declared by the Company and on the exercise price of the options granted during the 26 weeks ended September 1, 2019. The estimated term of the options was based on evaluations of the historical and expected future employee exercise behavior.

The following is a summary of option activity for the 26 weeks ended September 1, 2019:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Balance, March 3, 2019	540,709	$13.49
Granted	114,450	16.44
Exercised	(29,174)	12.65
Terminated or expired	(66,750)	18.83
Balance, September 1, 2019	559,235	$13.50	5.38
Vested and exercisable, September 1, 2019	415,726	$13.10	4.12

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

The following table sets forth the calculation of basic and diluted earnings per share:

	13 Weeks Ended		26 Weeks Ended
	September 1, 2019	August 26, 2018	September 1, 2019	August 26, 2018

Net earnings - continuing operations	$2,052	$1,824	$4,766	$2,640
Net earnings (loss) - discontinued operations	83	876	(44)	3,228
Net earnings	$2,135	$2,700	$4,722	$5,868

Weighted average common shares outstanding for basic EPS	20,499	20,253	20,495	20,248
Net effect of dilutive options	102	129	98	91
Weighted average shares outstanding for diluted EPS	20,601	20,382	20,593	20,339

Basic earnings per share - continuing operations	$0.10	$0.09	$0.23	$0.13
Basic earnings per share - discontinued operations	-	0.04	-	0.16
Basic earnings per share	$0.10	$0.13	$0.23	$0.29

Diluted earnings per share - continuing operations	$0.10	$0.09	$0.23	$0.13
Diluted earnings per share - discontinued operations	-	0.04	-	0.16
Diluted earnings per share	$0.10	$0.13	$0.23	$0.29

Potentially dilutive securities, which were not included in the computation of diluted earnings per share, because either the effect would have been anti-dilutive or the options’ exercise prices were greater than the average market price of the common stock, were 77,000 and 146,000 for the 13 weeks ended September 1, 2019 and August 26, 2018, respectively, and 134,000 and 345,000 for the 26 weeks ended September 1, 2019 and August 26, 2018, respectively.

8. SHAREHOLDERS’ EQUITY

During the 26 weeks ended September 1, 2019, the Company sold 29,174 shares of the Company’s treasury stock pursuant to the exercises of employee stock options, received proceeds of $365 from such exercises and recognized stock-based compensation expense, net of recognized tax benefits, of $265. These transactions resulted in a $235 increase in additional paid-in capital during the period.

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

On March 10, 2016, the Company announced that its Board of Directors authorized the Company’s purchase, on the open market and in privately negotiated transactions, of up to 1,000,000 additional shares of its common stock, in addition to the unused prior authorization to purchase shares of the Company’s common stock announced on January 8, 2015. As a result, the Company is authorized to purchase up to a total of 1,531,412 shares of its common stock, representing approximately 7.5% of the Company’s 20,517,939 total outstanding shares as of the close of business on October 4, 2019.

The Company did not purchase any shares of its common stock during the 26 weeks ended September 1, 2019 or during the 26 weeks ended August 26, 2018.

9. INCOME TAXES

For the 13 weeks and 26 weeks ended September 1, 2019, the Company recorded an income tax provision from continuing operations of $710 and $1,826, respectively, which included a discrete income tax provision of $169. For the 13 weeks ended August 26, 2018, the Company recorded an income tax benefit from continuing operations of $438. For the 26 weeks ended August 26, 2018, the Company recorded an income tax benefit from continuing operations of $163. The income taxes were impacted by a one-time benefit of $788 related to clarifying regulations pertaining to the Tax Cuts and Jobs Act enacted in December 2017.

The Company’s effective tax rates for the 13 weeks and 26 weeks ended September 1, 2019 were income tax provisions of 25.7% and 27.7%, respectively, compared to income tax provisions of negative 31.6% and negative 6.6% in the comparable prior periods. The effective tax rates for the 13 weeks and 26 weeks ended September 1, 2019 were higher than the U.S. statutory rate of 21% primarily due to state and local taxes, a discrete income tax provision for stock compensation and the accrual of interest related to unrecognized tax benefits. The effective rates for the 13 weeks and 26 weeks ended August 26, 2018 were lower than the U.S. statutory rate of 21% primarily due to the one-time benefit noted above.

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

10. GEOGRAPHIC REGIONS

The Company’s products are sold to customers in North America, Asia and Europe. The Company’s manufacturing facilities are located in Kansas. Sales are attributed to geographic regions based upon the region in which the materials were delivered to the customer. Sales between geographic regions were not significant. Customer sales concentrations for the 13 weeks and 26 weeks ended September 1, 2019 are not materially different from that reported in the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2019.

Financial information regarding the Company’s continuing operations by geographic region is as follows:

	13 Weeks Ended		26 Weeks Ended
	September 1, 2019	August 26, 2018	September 1, 2019	August 26, 2018

Sales:
North America	$12,887	$10,234	$27,078	$19,467
Asia	157	223	408	355
Europe	679	754	1,187	1,782
Total sales	$13,723	$11,211	$28,673	$21,604

	September 1, 2019	March 3, 2019
Long-lived assets:
North America	$21,047	$19,372
Asia	1,733	1,546
Europe	-	-
Total long-lived assets	$22,780	$20,918

11. DISCONTINUED OPERATIONS

On July 25, 2018, the Company entered into an agreement to sell its Electronics Business for $145,000 in cash. The Company completed this transaction on December 4, 2018.

The Company has classified the operating results of its Electronics Business, together with certain costs related to the transaction, as discontinued operations, net of tax, in the Consolidated Statements of Operations.

The following table shows the summary operating results of the discontinued operations:

	13 Weeks Ended (Unaudited)		26 Weeks Ended (Unaudited)

	September 1,	August 26,	September 1,	August 26,
	2019	2018	2019	2018

Net sales	$-	$17,843	$-	$38,552
Cost of sales	-	13,884	-	28,937
Gross profit	-	3,959	-	9,615
Selling, general and administrative expenses	95	2,448	231	5,046
Restructuring charges	82	454	115	757
(Loss) earnings from discontinued operations	(177)	1,057	(346)	3,812
Other income	288	-	288	-
Earnings (loss) from discontinued operations before income taxes	111	1,057	(58)	3,812
Income tax (benefit) provision	28	181	(14)	584
Net earnings (loss) from discontinued operations	$83	$876	$(44)	$3,228

During the 13 weeks ended September 1, 2019, the Company received from AGC Inc. the final settlement payment for the sale of the Electronics Business of $288 for post-closing adjustments for changes in working capital compared to target net working capital as agreed in the Electronics Business Purchase Agreement with AGC Inc. Additionally, during the 13 weeks and 26 weeks ended September 1, 2019, the Company incurred transition and tax related costs of $95 and $231, respectively, in connection with the sale of the Electronics Business.

During the 2018 fiscal year, the Company consolidated its Nelco Products, Inc. Business Unit located in Fullerton, California and its Neltec, Inc. Business Unit located in Tempe, Arizona. (Both Business Units were included in the Company’s sale of its Electronics Business on December 4, 2018). The Company estimates the remaining pre-tax charge in connection with the consolidation to be approximately $700, which the Company expects to incur primarily during the fiscal year ending March 1, 2020.

The following table sets forth the charges and accruals related to the consolidation:

	Accrual March 3, 2019	Current Period Charges	Cash Payments	Non-Cash Charges	Accrual September 1, 2019	Total Expense Accrued to Date	Total Expected Costs
Facility Lease Costs	$1,324	$25	$(410)	$-	$939	$2,854	$2,854
Severance Costs	-	-	-	-	-	1,081	1,081
Equipment Removal	-	15	(15)	-	-	15	700
Other	-	75	(75)	-	-	855	865
Total Restructuring Charges	$1,324	$115	$(500)	$-	$939	$4,805	$5,500

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

Park Aerospace Corp., formerly Park Electrochemical Corp., (“Park” or the “Company”) develops and manufactures solution and hot-melt advanced composite materials used to produce composite structures for the global aerospace markets. Park’s advanced composite materials include film adhesives (undergoing qualification) and lightning strike materials. Park offers an array of composite materials specifically designed for hand lay-up or automated fiber placement (AFP) manufacturing applications. Park’s advanced composite materials are used to produce primary and secondary structures for jet engines, large and regional transport aircraft, military aircraft, Unmanned Aerial Vehicles (UAVs commonly referred to as “drones”), business jets, general aviation aircraft and rotary wing aircraft. Park also offers specialty ablative materials for rocket motors and nozzles and specially designed materials for radome applications. As a complement to Park’s advanced composite materials offering, Park designs and fabricates composite parts, structures and assemblies and low volume tooling for the aerospace industry. Target markets for Park’s composite parts and structures (which include Park’s proprietary composite SigmaStrutTM and AlphaStrutTM product lines) are, among others, prototype and development aircraft, special mission aircraft, spares for legacy military and civilian aircraft and exotic spacecraft.

On December 4, 2018, Park completed the previously announced sale of its Electronics Business, including manufacturing facilities in Singapore, France, California and Arizona and R&D facilities in Singapore and Arizona, to AGC Inc. for an aggregate purchase price of $145 million in cash, excluding cash in certain acquired subsidiaries and certain accrued and unpaid taxes of certain acquired subsidiaries. See Note 11, “Discontinued Operations”, of the Notes to Consolidated Financial Statements elsewhere in this Report for additional information on the Sale. As a result, the discussion below is of the Company’s continuing operations, which are comprised of the aerospace business.

On July 16, 2019, the Company filed with the State of New York Department of State a Certificate of Amendment of its Restated Certificate of Incorporation, as amended, changing its name to “Park Aerospace Corp.” after the Board of Directors of the Company approved such amendment and the shareholders of the Company approved such amendment at the Annual Meeting of Shareholders. On July 16, 2019, the Company also filed with the Secretary of State of the State of Kansas, a Certificate of Ownership and Merger whereby the Company’s Park Aerospace Technologies Corp. wholly owned subsidiary located at the Newton, Kansas Airport was merged into the Company and ceased to exist.

Financial Overview

The Company's total net sales from continuing operations in the 13 weeks and 26 weeks ended September 1, 2019 were $13.7 million and $28.7 million, respectively, compared to $11.2 million and $21.6 million, respectively, in the 13 weeks and 26 weeks ended August 26, 2018.

The Company’s gross profit margins from continuing operations, measured as percentages of sales, were 27.8% and 30.1%, respectively, in the 13 weeks and 26 weeks ended September 1, 2019 compared to 28.1% and 27.8%, respectively, in the 13 weeks and 26 weeks ended August 26, 2018.

The Company’s earnings from continuing operations before income taxes and net earnings from continuing operations increased by 99% and 12%, respectively, in the 13 weeks ended September 1, 2019 compared to the 13 weeks ended August 26, 2018 primarily as a result of higher sales and higher interest income, partially offset by a higher tax provision compared to the prior year’s comparable period.

            The Company’s earnings from continuing operations before income taxes and net earnings from continuing operations increased by 166% and 91%, respectively, in the 26 weeks ended September 1, 2019 compared to the 26 weeks ended August 26, 2018 primarily as a result of higher sales and higher interest income, partially offset by a higher tax provision compared to the prior year’s comparable period.

The Company has a long-term contract pursuant to which one of its customers, which represents a substantial portion of the Company’s revenue, places orders. The long-term contract with the customer is requirements based and does not guarantee quantities. An order forecast was provided by the customer and pricing was agreed upon for the term of the contract. This order forecast is updated periodically during the term of the underlying contract. Purchase orders generally are received in excess of three months in advance of delivery.

Results of Operations:

The following table sets forth the components of the consolidated statements of operations:

	13 Weeks Ended			26 Weeks Ended
(amounts in thousands, except per share amounts)	September 1,	August 26,	%	September 1,	August 26,	%
	2019	2018	Change	2019	2018	Change

Net sales	$13,723	$11,211	22%	$28,673	$21,604	33%
Cost of sales	9,910	8,066	23%	20,056	15,607	29%
Gross profit	3,813	3,145	21%	8,617	5,997	44%
Selling, general and administrative expenses	1,914	2,116	(10)%	3,836	4,217	(9)%
Earnings from continuing operations	1,899	1,029	85%	4,781	1,780	169%
Interest and other income	863	357	142%	1,811	697	160%
Earnings from continuing operations before income taxes	2,762	1,386	99%	6,592	2,477	166%
Income tax provision (benefit)	710	(438)	(262)%	1,826	(163)	(1,220)%
Net earnings from continuing operations	2,052	1,824	13%	4,766	2,640	81%
Earnings (loss) from discontinued operations, net of tax	83	876	(91)%	(44)	3,228	(101)%
Net earnings	$2,135	$2,700	(21)%	$4,722	$5,868	(20)%

Earnings per share:
Basic:
Continuing operations	$0.10	$0.09	11%	$0.23	$0.13	77%
Discontinued operations	-	0.04	(100)%	-	0.16	(100)%
Basic earnings per share	$0.10	$0.13	(23)%	$0.23	$0.29	(21)%

Diluted:
Continuing operations	$0.10	$0.09	11%	$0.23	$0.13	77%
Discontinued operations	-	0.04	(100)%	-	0.16	(100)%
Diluted earnings per share	$0.11	$0.13	(23)%	$0.23	$0.29	(21)%

Net Sales

The Company's total net sales from continuing operations in the 13 weeks and 26 weeks ended September 1, 2019 were $13.7 million and $28.7 million, respectively, compared to $11.2 million and $21.6 million in the 13 weeks and 26 weeks, respectively, ended August 26, 2018. The increases in sales were due to the ramping up of programs on which the Company’s materials are qualified.

Gross Profit

The Company’s gross profit from continuing operations in the 13 weeks ended September 1, 2019 was higher than its gross profit from continuing operations in the prior year’s comparable period. The gross profit from continuing operations as a percentage of sales for the Company’s worldwide operations in the 13 weeks ended September 1, 2019 decreased to 27.8% from 28.1% in the 13 weeks ended August 26, 2018. The higher gross profit for the 13 weeks ended September 1, 2019 compared to the 13 weeks ended August 26, 2018 was principally a result of higher sales and the partially fixed nature of overhead expenses in the 13 weeks ended September 1, 2019 compared to the 13 weeks ended August 26, 2018, partially offset by increased direct labor and supplies expenses.

The Company’s gross profit from continuing operations in the 26 weeks ended September 1, 2019 was higher than its gross profit from continuing operations in the prior year’s comparable period. The gross profit from continuing operations as a percentage of sales for the Company’s worldwide operations in the 26 weeks ended September 1, 2019 increased to 30.1% from 27.8% in the 26 weeks ended August 26, 2018. The higher gross profit margin for the 26 weeks ended September 1, 2019 compared to the 26 weeks ended August 26, 2018 was principally a result of higher sales and the partially fixed nature of overhead expenses in the 26 weeks ended September 1, 2019 compared to the 26 weeks ended August 26, 2018, partially offset by increased direct labor and supplies expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations decreased by $202,000 and $381,000, respectively, during the 13 weeks and 26 weeks ended September 1, 2019, or by 10% and 9%, respectively, compared to the prior year's comparable periods, and these expenses, measured as percentages of sales from continuing operations, were 13.9% and 13.4%, respectively, in the 13 weeks and 26 weeks ended September 1, 2019 compared to 18.9% and 19.5%, respectively, in the 13 weeks and 26 weeks ended August 26, 2018. The decreases in such expenses during the 13 weeks and 26 weeks ended September 1, 2019 were primarily the results of lower payroll, travel and entertainment and stock option expenses.

Selling, general and administrative expenses from continuing operations included stock option expenses of $141,000 and $265,000, respectively, for the 13 weeks and 26 weeks ended September 1, 2019, compared to stock option expenses of $199,000 and $400,000, respectively, for the 13 weeks and 26 weeks ended August 26, 2018.

Earnings from Continuing Operations

For the reasons set forth above, the Company’s earnings from continuing operations were $1.9 million and $4.8 million, respectively, for the 13 weeks and 26 weeks ended September 1, 2019 compared to $1.0 million and $1.8 million, respectively, for the 13 weeks and 26 weeks ended August 26, 2018.

Interest and Other Income

Interest and other income from continuing operations was $863,000 and $1.8 million, respectively, for the 13 weeks and 26 weeks ended September 1, 2019, compared to $357,000 and $697,000, respectively, for the prior year's comparable periods. Interest income increased 142% and 160%, respectively, for the 13 weeks and 26 weeks ended September 1, 2019 primarily as a result of higher average balances of marketable securities held by the Company in the 13 weeks and 26 weeks ended September 1, 2019, compared to the prior year's comparable periods, and higher weighted average interest rates. During the 13 weeks and 26 weeks ended September 1, 2019, the Company earned interest income principally from its investments, which consisted primarily of short-term instruments and money market funds.

Income Tax Provision

For the 13 weeks and 26 weeks ended September 1, 2019, the Company recorded income tax provisions from continuing operations of $710,000 and $1.8 million, respectively, which included a discrete income tax provision of $169,000 pertaining to expired stock options of former employees who transferred to AGC Inc. in the sale of the Company’s Electronics Business. For the 13 weeks and 26 weeks ended August 26, 2018, the Company recorded income tax provisions from continuing operations of negative $438,000 and negative $163,000, respectively.

The Company’s effective tax rates for the 13 weeks and 26 weeks ended September 1, 2019 were 25.7% and 27.7%, respectively, compared to negative 31.6% and negative 6.6%, respectively, in the prior year’s comparable periods. The effective tax rates for the 13 weeks and 26 weeks ended September 1, 2019 were higher than the U.S. statutory rate of 21% primarily due to state and local taxes, a discrete income tax provision for stock compensation and the accrual of interest related to unrecognized tax benefits. The effective rates for the 13 weeks and 26 weeks ended August 26, 2018 were lower than the U.S. statutory rate of 21% primarily due a one-time benefit of $788,000 related to clarifying regulations pertaining to the Tax Cuts and Jobs Act enacted in December 2017.

Net Earnings from Continuing Operations

For the reasons set forth above, the Company's net earnings from continuing operations for the 13 weeks and 26 weeks ended September 1, 2019 were $2.1 million and $4.8 million, respectively, compared to net earnings from continuing operations of $1.8 million and $2.6 million, respectively, for the 13 weeks and 26 weeks ended August 26, 2018.

Discontinued Operations

On July 25, 2018, the Company entered into an agreement to sell its Electronics Business for $145.0 million in cash. The Company completed this transaction on December 4, 2018.

The operating results of the Electronics Business are classified, together with certain costs related to the transaction, as discontinued operations, net of tax, in the Consolidated Statements of Operations.

The Company’s net earnings from discontinued operations included expenses pertaining to the sale transaction and costs in connection with the vacated facility in Fullerton, California in the 13 weeks and 26 weeks ended September 1, 2019 compared to full operating results of the Electronics Business for the 13 weeks and 26 weeks ended August 26, 2018.

Basic and Diluted Earnings Per Share

In the 13 weeks and 26 weeks ended September 1, 2019, basic and diluted earnings per share from continuing operations were $0.10 and $0.23, respectively, including the tax expenses described above. This compared to basic and diluted earnings per share from continuing operations of $0.09 and $0.13, respectively, in the 13 weeks and 26 weeks ended August 26, 2018. The net impact of the tax benefit described above decreased basic and diluted earnings per share by $0.01 for the 26 weeks ended September 1, 2019.

Liquidity and Capital Resources - Continuing Operations:

(amounts in thousands)	September 1,	March 3,
	2019	2019	Change
Cash and cash equivalents and marketable securities	$145,355	$151,624	$(6,269)
Working capital	155,388	156,778	(1,390)

	26 Weeks Ended
(amounts in thousands)	September 1,	August 26,
	2019	2018	Change
Net cash (used in) provided by operating activities	$(931)	$1,637	$(2,568)
Net cash (used in) provided by investing activities	(41,067)	2,499	(43,566)
Net cash used in financing activities	(3,734)	(3,424)	(310)

Cash and Marketable Securities

Of the $145.4 million of cash and cash equivalents and marketable securities at September 1, 2019, $127.5 million was owned by certain of the Company’s wholly owned foreign subsidiaries.

The change in cash and cash equivalents and marketable securities at September 1, 2019 compared to March 3, 2019 was the result of capital expenditures and dividends paid to shareholders and a number of additional factors. The significant changes in cash flow from operating activities were as follows:

●

accounts receivable decreased by 5% at September 1, 2019 compared to March 3, 2019 primarily due to lower sales in the quarter ended September 1, 2019 compared to the fourth quarter of the 2019 fiscal year;

●

inventory decreased by 12% at September 1, 2019 compared to March 3, 2019 primarily due to lower sales and production in the quarter ended September 1, 2019 compared to the fourth quarter of the 2019 fiscal year;

●

prepaid expenses and other current assets increased by 13% at September 1, 2019 compared to March 3, 2019 primarily due to an increase in interest receivable on marketable securities and an increase in a receivable from AGC Inc.;

●	accounts payable decreased by 43% at September 1, 2019 compared to March 3, 2019 primarily due to the timing of vendor payments and raw material purchases from suppliers;

●	accrued liabilities decreased by 33% at September 1, 2019 compared to March 3, 2019 primarily due to decreases in restructuring accruals and bonus accruals; and

●

income taxes payable decreased by 71% at September 1, 2019 compared to March 3, 2019 primarily due to estimated tax payments partially offset by the income tax provision for the 26 weeks ended September 1, 2019.

In addition, the Company paid $4.1 million in cash dividends in the 26-week period ended September 1, 2019 compared to $4.0 million in the 26-week period ended August 26, 2018.

Working Capital

The decrease in working capital at September 1, 2019 compared to March 3, 2019 was due principally to the decrease in cash and cash equivalents and marketable securities due to capital expenditures, estimated tax payments and dividend payments.

The Company's current ratio (the ratio of current assets to current liabilities) was 30.0 to 1.0 at September 1, 2019 compared to 15.1 to 1.0 at March 3, 2019.

Cash Flows

During the 26 weeks ended September 1, 2019, the Company's net earnings, before depreciation and amortization, stock-based compensation, amortization of bond premium and changes in operating assets and liabilities, were negative $975,000. During the same 26-week period, the Company expended $2,254,000 for the purchase of property, plant and equipment, compared with $170,000 during the 26 weeks ended August 26, 2018. The Company paid $4.1 million in cash dividends in the 26-week period ended September 1, 2019 compared to $4.0 million in the 26-week period ended August 26, 2018.

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

The Company’s critical accounting policies that are important to the Consolidated Financial Statements and that entail, to a significant extent, the use of estimates and assumptions and the application of management’s judgment are described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2019. There have been no significant changes to such accounting policies during the 2020 fiscal year first quarter with the exception of the implementation of ASC 842 (See Note 5, Leases, of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Report).

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

Item 3.                Quantitative and Qualitative Disclosures About Market Risk.

The Company’s market risk exposure at September 1, 2019 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended March 3, 2019.

Item 4.                Controls and Procedures.

(a)     Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 1, 2019, the end of the quarterly fiscal period covered by this Quarterly Report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)     Changes in Internal Control Over Financial Reporting.

There has not been any change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this Quarterly Report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                Legal Proceedings.

None.

Item 1A.             Risk Factors.

There have been no material changes in the risk factors as previously disclosed in the Company’s Form 10-K Annual Report for the fiscal year ended March 3, 2019.

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to shares of the Company’s common stock acquired by the Company during each month included in the Company’s 2020 fiscal year first quarter ended September 1, 2019.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

June 3 - July 1	0	$-	0

July 2 - August 1	0	$-	0

August 2 - September 1	0	$-	0

Total	0	$-	0	1,531,412 (a)

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 1, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 1, 2019 (Unaudited) and March 3, 2019; (ii) Consolidated Statements of Operations for the 13 weeks and 26 weeks ended September 1, 2019 and August 26, 2018 (Unaudited); (iii) Consolidated Statements of Comprehensive Earnings for the 13 weeks and 26 weeks ended September 1, 2019 and August 26, 2018 (Unaudited); (iv) Consolidated Statements of Shareholders’ Equity for the 13 weeks and 26 weeks ended September 1, 2019 and August 26, 2018 (Unaudited); and (v) Condensed Consolidated Statements of Cash Flows for the 26 weeks ended September 1, 2019 and August 26, 2018 (Unaudited). * +

* Filed electronically herewith.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 1, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 1, 2019 (Unaudited) and March 3, 2019; (ii) Consolidated Statements of Operations for the 13 weeks and 26 weeks ended September 1, 2019 and August 26, 2018 (Unaudited); (iii) Consolidated Statements of Comprehensive Earnings for the 13 weeks and 26 weeks ended September 1, 2019 and August 26, 2018 (Unaudited); (iv) Consolidated Statements of Shareholders’ Equity for the 13 weeks and 26 weeks ended September 1, 2019 and August 26, 2018 (Unaudited); and (v) Condensed Consolidated Statements of Cash Flows for the 13 weeks ended September 1, 2019 and August 26, 2018 (Unaudited). * +

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

Park Aerospace Corp.
(Registrant)

/s/ Brian E. Shore
Date: October 11, 2019	Brian E. Shore
Chief Executive Officer
(principal executive officer)

/s/ P. Matthew Farabaugh
Date: October 11, 2019	P. Matthew Farabaugh
Senior Vice President and Chief Financial Officer
(principal financial officer)
(principal accounting officer)