Form 10-Q
period 2019-12-01
PARK AEROSPACE CORP
filed 2020-01-10
CIK 76267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 1, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 1-4415

PARK AEROSPACE CORP.

(Exact Name of Registrant as Specified in Its Charter)

New York	11-1734643
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1400 Old Country Road, Westbury, N.Y.	11590
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,518,548 as of January 6, 2020.

PARK AEROSPACE CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	December 1, 2019 (unaudited)	March 3, 2019*

ASSETS
Current assets
Cash and cash equivalents	$6,680	$71,007
Marketable securities (Note 3)	137,486	80,617
Accounts receivable, less allowance for doubtful accounts of $44 and $32, respectively	10,194	9,352
Inventories (Note 4)	3,936	5,267
Prepaid expenses and other current assets	1,703	1,690
Total current assets	159,999	167,933

Property, plant and equipment, net	14,011	10,791
Operating right-of-use assets (Note 5)	453	-
Goodwill and other intangible assets	9,811	9,811
Other assets	284	316
Total assets	$184,558	$188,851

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,010	$3,169
Operating lease liabilities (Note 5)	152	-
Accrued liabilities	2,039	2,920
Income taxes payable	1,737	5,066
Total current liabilities	5,938	11,155

Long-term operating lease liabilities (Note 5)	301	-
Non-current income taxes payable (Note 9)	15,986	17,669
Deferred income taxes (Note 9)	103	-
Other liabilities	1,067	1,016
Total liabilities	23,395	29,840

Commitments and contingencies (Note 12)

Shareholders' equity (Note 8)
Common stock	2,096	2,096
Additional paid-in capital	169,542	169,395
Accumulated deficit	(1,587)	(2,605)
Accumulated other comprehensive earnings (loss)	307	(22)
	170,358	168,864
Less treasury stock, at cost	(9,195)	(9,853)
Total shareholders' equity	161,163	159,011
Total liabilities and shareholders' equity	$184,558	$188,851

* The balance sheet at March 3, 2019 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	13 Weeks Ended (Unaudited)		39 Weeks Ended (Unaudited)
	December 1,	November 25,	December 1,	November 25,
	2019	2018	2019	2018

Net sales	$15,847	$12,853	$44,520	$34,457
Cost of sales	10,825	8,569	30,881	24,176
Gross profit	5,022	4,284	13,639	10,281
Selling, general and administrative expenses	1,949	1,983	5,785	6,200
Earnings from continuing operations	3,073	2,301	7,854	4,081
Interest and other income	802	393	2,613	1,090
Earnings from continuing operations before income taxes	3,875	2,694	10,467	5,171
Income tax provision (Note 9)	1,069	616	2,895	453
Net earnings from continuing operations	2,806	2,078	7,572	4,718
(Loss) earnings from discontinued operations, net of tax (Note 11)	(360)	1,613	(404)	4,841
Net earnings	$2,446	$3,691	$7,168	$9,559

Earnings per share (Note 7)
Basic:
Continuing operations	$0.14	$0.10	$0.37	$0.23
Discontinued operations	(0.02)	0.08	(0.02)	0.24
Basic earnings per share	$0.12	$0.18	$0.35	$0.47
Basic weighted average shares	20,518	20,278	20,503	20,258

Diluted:
Continuing operations	$0.14	$0.10	$0.37	$0.23
Discontinued operations	(0.02)	0.08	(0.02)	0.24
Diluted earnings per share	$0.12	$0.18	$0.35	$0.47
Diluted weighted average shares	20,617	20,352	20,601	20,343

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts in thousands)

	13 Weeks Ended (Unaudited)		39 Weeks Ended (Unaudited)

	December 1,	November 25,	December 1,	November 25,
	2019	2018	2019	2018

Net earnings	$2,446	$3,691	$7,168	$9,559
Other comprehensive earnings (loss), net of tax:
Foreign currency translation	-	8	-	7
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	24	-	594	-
Less: reclassification adjustment for gains included in net earnings	(1)	-	(24)	-
Unrealized losses on marketable securities:
Unrealized holding losses arising during the period	(248)	(19)	(274)	(37)
Less: reclassification adjustment for losses included in net earnings	15	30	33	140
Other comprehensive (loss) earnings	(210)	19	329	110
Total comprehensive earnings	$2,236	$3,710	$7,497	$9,669

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Earnings (Loss)	Shares	Amount

Balance, March 3, 2019	20,965,144	$2,096	$169,395	$(2,605)	$(22)	479,191	$(9,853)

Net earnings	-	-	-	2,587	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	346	-	-
Stock options exercised	-	-	(56)	-	-	(6,200)	127
Stock-based compensation	-	-	124	-	-	-	-
Cash dividends ($0.10 per share)	-	-	-	(2,049)	-	-	-

Balance, June 2, 2019	20,965,144	2,096	169,463	(2,067)	324	472,991	(9,726)

Net earnings	-	-	-	2,135	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	193	-	-
Stock options exercised	-	-	(179)	-	-	(22,974)	473
Stock-based compensation	-	-	141	-	-	-	-
Cash dividends ($0.10 per share)	-	-	-	(2,050)	-	-	-

Balance, September 1, 2019	20,965,144	2,096	169,425	(1,982)	517	450,017	(9,253)

Net earnings	-	-	-	2,446	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	(210)	-	-
Stock options exercised	-	-	(22)	-	-	(2,812)	58
Stock-based compensation	-	-	139	-	-	-	-
Cash dividends ($0.10 per share)	-	-	-	(2,051)	-	-	-

Balance, December 1, 2019	20,965,144	$2,096	$169,542	$(1,587)	$307	447,205	$(9,195)

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Earnings (Loss)	Shares	Amount

Balance, February 25, 2018	20,965,144	$2,096	$169,011	$(21,099)	$131	723,573	$(14,878)

Net earnings	-	-	-	3,168	-	-	-
Foreign currency translation adjustment for sale of business	-	-	-	-	(19)	-	-
Unrealized loss on marketable securities, net of tax	-	-	-	-	(16)	-	-
Stock options exercised	-	-	(14)	-	-	(2,987)	61
Stock-based compensation	-	-	201	-	-	-	-
Cash dividends ($0.10 per share)	-	-	-	(2,023)	-	-	-

Balance, May 27, 2018	20,965,144	2,096	169,198	(19,954)	96	720,586	(14,817)

Net earnings	-	-	-	2,700	-	-	-
Foreign currency translation adjustment for sale of business	-	-	-	-	18	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	108	-	-
Stock options exercised	-	-	(93)	-	-	(32,550)	670
Stock-based compensation	-	-	199	-	-	-	-
Cash dividends ($0.10 per share)	-	-	-	(2,024)	-	-	-

Balance, August 26, 2018	20,965,144	2,096	169,304	(19,278)	222	688,036	(14,147)

Net earnings	-	-	-	3,691	-	-	-
Foreign currency translation adjustment for sale of business	-	-	-	-	8	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	11	-	-
Stock options exercised	-	-	(10)	-	-	(2,300)	47
Stock-based compensation	-	-	195	-	-	-	-
Cash dividends ($0.10 per share)	-	-	-	(2,028)	-	-	-

Balance, November 25, 2018	20,965,144	$2,096	$169,489	$(17,615)	$241	685,736	$(14,100)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	39 Weeks Ended (Unaudited)
	December 1,	November 25,
	2019	2018
Cash flows from operating activities:
Net earnings from continuing operations	$7,572	$4,718
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	1,142	1,317
Stock-based compensation	404	594
Deferred income taxes	103	(940)
Amortization of bond premium	(36)	(34)
Changes in operating assets and liabilities	(6,492)	(430)
Net cash provided by operating activities - continuing operations	2,693	5,225
Net cash (used in) provided by operating activities - discontinued operations	(404)	5,731
Net cash provided by operating activities	2,289	10,956

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,363)	(399)
Purchases of marketable securities	(100,454)	(19,271)
Proceeds from sales and maturities of marketable securities	43,950	14,238
Net cash used in investing activities - continuing operations	(60,867)	(5,432)
Net cash used in investing activities - discontinued operations	-	(158)
Net cash used in investing activities	(60,867)	(5,590)

Cash flows from financing activities:
Dividends paid	(6,150)	(6,076)
Proceeds from exercise of stock options	401	661
Net cash used in financing activities - continuing operations	(5,749)	(5,415)
Net cash used in financing activities - discontinued operations	-	-
Net cash used in financing activities	(5,749)	(5,415)

Decrease in cash and cash equivalents before effect of exchange rate changes - continuing operations	(63,923)	(5,622)
Decrease in cash and cash equivalents before effect of exchange rate changes - discontinued operations	(404)	5,573
Decrease in cash and cash equivalents before effect of exchange rate changes	(64,327)	(49)

Effect of exchange rate changes on cash and cash equivalents - continuing operations	-	(3)
Effect of exchange rate changes on cash and cash equivalents - discontinued operations	-	(1,207)
Effect of exchange rate changes on cash and cash equivalents	-	(1,210)

Decrease in cash and cash equivalents	(64,327)	(1,259)
Cash and cash equivalents, beginning of period	71,007	18,254
Cash and cash equivalents, end of period	$6,680	$16,995

Supplemental cash flow information:
Cash paid during the period for income taxes, net of refunds	$7,614	$2,332

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share (unless otherwise stated), per share and option amounts)

1. CONSOLIDATED FINANCIAL STATEMENTS

The Condensed Consolidated Balance Sheet as of December 1, 2019, the Consolidated Statements of Operations, the Consolidated Statements of Comprehensive Earnings and the Consolidated Statements of Shareholders’ Equity for the 13 weeks and 39 weeks ended December 1, 2019 and November 25, 2018 and the Condensed Consolidated Statements of Cash Flows for the 39 weeks then ended have been prepared by Park Aerospace Corp., formerly Park Electrochemical Corp. (the “Company”), without audit. In the opinion of management, these unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at December 1, 2019 and the results of operations and cash flows for all periods presented. The Consolidated Statements of Operations are not necessarily indicative of the results to be expected for the full fiscal year or any subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2019.  There have been no significant changes to such accounting policies during the 39 weeks ended December 1, 2019, except for adoption of Accounting Standards Codification (“ASC”) 842. (See Note 13, Accounting Pronouncements)

On July 25, 2018, the Company entered into an agreement to sell its Electronics Business for $145,000 in cash.  The Company completed this transaction on December 4, 2018. (See Note 11, Discontinued Operations)

The Company has classified the operating results of its Electronics Business, together with certain costs related to the transaction, as discontinued operations, net of tax, in the Consolidated Statements of Operations, in accordance with ASC 205-20 Discontinued Operations. (See Note 11, Discontinued Operations)

On July 16, 2019, the Company filed with the State of New York Department of State a Certificate of Amendment of its Restated Certificate of Incorporation, as amended, changing its name to “Park Aerospace Corp.” after the Board of Directors of the Company approved such amendment and the shareholders of the Company approved such amendment at the Annual Meeting of Shareholders. On July 16, 2019, the Company also filed with the Secretary of State of the State of Kansas, a Certificate of Ownership and Merger whereby the Company’s wholly owned subsidiary, Park Aerospace Technologies Corp. (“PATC”), located at the Newton, Kansas Airport was merged into the Company and ceased to exist.

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

The fair value of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their carrying value due to their short-term nature. Certain assets and liabilities of the Company are required to be recorded at fair value on either a recurring or non-recurring basis. On a recurring basis, the Company records its marketable securities at fair value using Level 1 or Level 2 inputs. (See Note 3, Marketable Securities)

The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and any long-lived assets written down to fair value. To measure fair value of such assets, the Company uses Level 3 inputs consisting of techniques including an income approach and a market approach. The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the discounted cash flow analysis require the exercise of significant judgment, including judgment about appropriate discount rates, terminal values, growth rates and the amount and timing of expected future cash flows. There were no transfers between levels within the fair value hierarchy during the 39 weeks ended December 1, 2019 and November 25, 2018. With respect to goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that fair value is less than carrying value. If, based on that assessment, the Company believes it is more likely than not that fair value is less than carrying value, a goodwill impairment test is performed. There have been no changes in events or circumstances which required impairment charges to be recorded during the 13 or 39 weeks ended December 1, 2019.

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

The following is a summary of available-for-sale securities:

	December 1, 2019
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$109,491	$109,491	$-	$-
U.S. corporate debt securities	27,995	27,995	-	-
Total marketable securities	$137,486	$137,486	$-	$-

	March 3, 2019
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$68,718	$68,718	$-	$-
U.S. corporate debt securities	11,899	11,899	-	-
Total marketable securities	$80,617	$80,617	$-	$-

The following table shows the amortized cost basis of, and gross unrealized gains and losses on, the Company’s available-for-sale securities:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses

December 1, 2019:
U.S. Treasury and other government securities	$109,139	$440	$88

U.S. corporate debt securities	27,959	59	23
Total marketable securities	$137,098	$499	$111

March 3, 2019:
U.S. Treasury and other government securities	$68,727	$44	$53

U.S. corporate debt securities	11,924	7	32
Total marketable securities	$80,651	$51	$85

The estimated fair values of such securities at December 1, 2019 by contractual maturity are shown below:

Due in one year or less	$80,787
Due after one year through five years	56,699
$137,486

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

	December 1,	March 3,
	2019	2019

Inventories:

Raw materials	$2,764	$4,556
Work-in-process	433	232
Finished goods	739	479
	$3,936	$5,267

5. LEASES

The Company has operating leases related to land, office space, warehouse space and equipment. All of the Company’s leases have been assessed to be operating leases. Renewal options are included in the lease terms to the extent the Company is reasonably certain to exercise the option. The exercise of lease renewal options is at the Company’s sole discretion. The incremental borrowing rate represents the Company’s ability to borrow on a collateralized basis over a term similar to the lease term. The leases typically contain renewal options for periods ranging from one year to ten years and require the Company to pay real estate taxes and other operating costs. The latest land lease expiration is 2068 assuming exercise of all applicable renewal options by the Company. The Company’s existing leases are not subject to any restrictions or covenants which preclude its ability to pay dividends, obtain financing or exercise its available renewal options.

Future minimum lease payments under non-cancellable operating leases as of December 1, 2019 are as follows:

Fiscal Year:
2020	$38
2021	152
2022	90
2023	61
2024	61
Thereafter	161
Total undiscounted operating lease payments	563
Less imputed interest	(110)
Present value of operating lease payments	$453

The above payment schedule includes renewal options that the Company is reasonably likely to exercise. Leases with an initial term of 12 months or less are not recorded on the Company’s balance sheet. The Company recognizes lease expense for leases on a straight-line basis over the terms of the leases. The above payment schedule does not include lease payments of $199 in 2020 and $463 in 2021 for the Company’s idle facility in Fullerton, California that have been accrued on the condensed consolidated balance sheets in accrued liabilities.

For the 13 weeks and 39 weeks ended December 1, 2019, the Company’s operating lease expense was $88 and $278, respectively. Cash payments of $274, pertaining to operating leases, are reflected in the condensed consolidated cash flow statement under cash flows from operating activities.

The following table sets forth the right-of-use assets and operating lease liabilities as of December 1, 2019:

Operating right-of-use assets	$453

Operating lease liabilities	$152
Long-term operating lease liabilities	301
Total operating lease liabilities	$453

The Company’s weighted average remaining lease term for its operating leases is 5.9 years.

In December 2018, PATC entered into a Development Agreement with the City of Newton, Kansas and the Board of County Commissioners of Harvey County, Kansas. Pursuant to this agreement, PATC agreed to construct and operate an additional manufacturing facility of approximately 90,000 square feet for the design, development and manufacture of advanced composite materials and parts, structures and assemblies for aerospace. PATC further agreed to equip the facility through the purchase of machinery, equipment and furnishings and to create additional new full-time employment of specified levels during a five-year period. In exchange for these agreements, the City and the County agreed to lease to PATC three acres of land at the Newton, Kansas Airport, in addition to the eight acres previously leased to PATC by the City and County. The City and County further agreed to provide financial and other assistance toward the construction of the additional facility as set forth in the Development Agreement. The Company estimates the total cost of the additional facility to be approximately $20 million, and the Company expects to complete the construction of the additional facility in the second half of the 2020 calendar year. As of December 1, 2019, the Company had $1,170 in equipment purchase obligations and $5,385 of construction-in-progress related to the additional facility. On July 16, 2019, PATC was merged into the Company and ceased to exist, and the Company assumed the rights and obligations of PATC, including the rights and obligations of PATC under the Development Agreement. (See Note 1, Consolidated Financial Statements)

6. STOCK-BASED COMPENSATION

As of December 1, 2019, the Company had a 2018 Stock Option Plan (the “2018 Plan”), and no other stock-based compensation plan. The 2018 Plan was adopted by the Board of Directors of the Company on May 8, 2018 and approved by the shareholders of the Company at the Annual Meeting of Shareholders of the Company on July 24, 2018 and provides for the grant of options to purchase up to 800,000 shares of common stock of the Company to directors, employees and consultants. Prior to the 2018 Plan, the Company had the 2002 Stock Option Plan (the “2002 Plan”) which had also been approved by the Company’s shareholders and provided for the grant of stock options to directors and key employees of the Company. All options granted under the 2018 Plan and 2002 Plan have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant which, pursuant to the terms of such Plans, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted. Options granted under the Plans become exercisable 25% one year after the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire 10 years after the date of grant. Upon termination of employment or service as a director of an optionee, all options held by the optionee that have not previously become exercisable shall terminate and all other options held by such optionee may be exercised, to the extent exercisable on the date of such termination, for a limited time after such termination. Any shares of common stock subject to an option under the 2018 Plan which expires or is terminated unexercised as to such shares shall again become available for issuance under the 2018 Plan.

The 2002 Plan terminated on May 21, 2018, and authority to grant additional options under the 2002 Plan expired on that date. All options granted under the 2002 Plan will expire in April 2028 or earlier.

During the 39 weeks ended December 1, 2019, the Company granted options under the 2018 Plan to purchase a total of 114,450 shares of common stock to its directors and certain of its employees. The weighted average fair value of the granted options was $3.97 per share using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 2.24%-2.26%; expected volatility factor of 30.4%-31.5%; expected dividend yield of 2.43%; and estimated option term of 4.3-5.8 years.

The risk-free interest rates were based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the estimated terms of the options at the date of the grant. Volatility factors were based on historical volatility of the Company’s common stock. The expected dividend yields were based on the regular quarterly cash dividend per share most recently declared by the Company and on the exercise price of the options granted during the 39 weeks ended December 1, 2019. The estimated term of the options was based on evaluations of the historical and expected future employee exercise behavior.

The future compensation expense to be recognized in earnings before income taxes is $486 and will be recorded on a straight-line basis over the requisite service periods.

The following is a summary of option activity for the 39 weeks ended December 1, 2019:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance, March 3, 2019	540,709	$13.49		$1,525
Granted	114,450	16.44
Exercised	(31,986)	12.69
Terminated or expired	(104,814)	16.98
Balance, December 1, 2019	518,359	$13.48	5.76	$1,467
Vested and exercisable, December 1, 2019	375,422	$13.02	4.50	$1,235

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

The following table sets forth the calculation of basic and diluted earnings per share:

	13 Weeks Ended		39 Weeks Ended
	December 1, 2019	November 25, 2018	December 1, 2019	November 25, 2018

Net earnings - continuing operations	$2,806	$2,078	$7,572	$4,718
Net (loss) earnings - discontinued operations	(360)	1,613	(404)	4,841
Net earnings	$2,446	$3,691	$7,168	$9,559

Weighted average common shares outstanding for basic EPS	20,518	20,278	20,503	20,258
Net effect of dilutive options	99	74	98	85
Weighted average shares outstanding for diluted EPS	20,617	20,352	20,601	20,343

Basic earnings per share - continuing operations	$0.14	$0.10	$0.37	$0.23
Basic earnings per share - discontinued operations	(0.02)	0.08	(0.02)	0.24
Basic earnings per share	$0.12	$0.18	$0.35	$0.47

Diluted earnings per share - continuing operations	$0.14	$0.10	$0.37	$0.23
Diluted earnings per share - discontinued operations	(0.02)	0.08	(0.02)	0.24
Diluted earnings per share	$0.12	$0.18	$0.35	$0.47

Potentially dilutive securities, which were not included in the computation of diluted earnings per share, because either the effect would have been anti-dilutive or the options’ exercise prices were greater than the average market price of the common stock, were 76,000 and 145,000 for the 13 weeks ended December 1, 2019 and November 25, 2018, respectively, and 115,000 and 279,000 for the 39 weeks ended December 1, 2019 and November 25, 2018, respectively.

8. SHAREHOLDERS’ EQUITY

During the 39 weeks ended December 1, 2019, the Company sold 31,986 shares of the Company’s treasury stock pursuant to the exercises of employee stock options, received proceeds of $401 from such exercises and recognized stock-based compensation expense, net of recognized tax benefits, of $404. These transactions resulted in a $257 increase in additional paid-in capital during the period.

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

On March 10, 2016, the Company announced that its Board of Directors authorized the Company’s purchase, on the open market and in privately negotiated transactions, of up to 1,000,000 additional shares of its common stock, in addition to the unused prior authorization to purchase shares of the Company’s common stock announced on January 8, 2015. As a result, the Company is authorized to purchase up to a total of 1,531,412 shares of its common stock, representing approximately 7.5% of the Company’s 20,518,548 total outstanding shares as of the close of business on January 6, 2020.

The Company did not purchase any shares of its common stock during the 39 weeks ended December 1, 2019 or during the 39 weeks ended November 25, 2018.

9. INCOME TAXES

For the 13 weeks and 39 weeks ended December 1, 2019, the Company recorded an income tax provision from continuing operations of $1,069 and $2,895, respectively. The income taxes for the 39 weeks ended December 1, 2019 were impacted by a one-time tax charge of $144,000 for the write down of deferred tax assets for expirations of stock options held by employees who transferred to AGC Inc. in connection with the sale of the Electronics Business. For the 13 and 39 weeks ended November 25, 2018, the Company recorded an income tax provision from continuing operations of $616 and $453, respectively. The income taxes for the 39 weeks ended November 25, 2018 were impacted by a one-time benefit of $788 related to clarifying regulations pertaining to the Tax Cuts and Jobs Act enacted in December 2017.

The Company’s effective tax rates for the 13 weeks and 39 weeks ended December 1, 2019 were income tax provisions of 27.6% and 27.7%, respectively, compared to income tax provisions of 22.9% and 8.8%, respectively, in the comparable prior periods. The effective tax rates for the 13 weeks and 39 weeks ended December 1, 2019 were higher than the U.S. statutory rate of 21% primarily due to state and local taxes, a discrete income tax provision for stock compensation and the accrual of interest related to unrecognized tax benefits. The effective rate for the 39 weeks ended November 25, 2018 was lower than the U.S. statutory rate of 21% primarily due to the one-time benefit noted above.

Notwithstanding the U.S. taxation of the deemed repatriated earnings as a result of the mandatory one-time transition tax on the accumulated untaxed earnings of foreign subsidiaries of U.S. shareholders included in the 2017 Tax Cuts and Jobs Act, the Company intends to indefinitely invest approximately $25 million of undistributed earnings outside of the U.S. If these future earnings are repatriated to the U.S., or if the Company determines such earnings will be remitted in the foreseeable future, the Company may be required to accrue U.S. deferred taxes. The Company repatriated $1,500, $113,600, and $135,300 in cash from the Company’s subsidiary in Singapore in the 2020, 2019 and 2018 fiscal years, respectively.

10. GEOGRAPHIC REGIONS

The Company’s products are sold to customers in North America, Asia and Europe. The Company’s manufacturing facilities are located in Kansas. Sales are attributed to geographic regions based upon the region in which the materials were delivered to the customer. Sales between geographic regions were not significant. Customer sales concentrations for the 13 weeks and 39 weeks ended December 1, 2019 are not materially different from that reported in the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2019.

Financial information regarding the Company’s continuing operations by geographic region is as follows:

	13 Weeks Ended		39 Weeks Ended
	December 1, 2019	November 25, 2018	December 1, 2019	November 25, 2018

Sales:

North America	$14,469	$12,223	$41,546	$31,690
Asia	473	150	882	505
Europe	905	480	2,092	2,262
Total sales	$15,847	$12,853	$44,520	$34,457

	December 1, 2019	March 3, 2019
Long-lived assets:

North America	$22,867	$19,372
Asia	1,692	1,546
Europe	-	-
Total long-lived assets	$24,559	$20,918

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

The following table shows the summary operating results of the discontinued operations:

	13 Weeks Ended (Unaudited)		39 Weeks Ended (Unaudited)

	December 1,	November 25,	December 1,	November 25,
	2019	2018	2019	2018

Net sales	$-	$16,680	$-	$55,232
Cost of sales	-	13,962	-	42,899
Gross profit	-	2,718	-	12,333
Selling, general and administrative expenses	-	2,597	231	7,643
Restructuring charges	484	836	599	1,593
(Loss) earnings from discontinued operations	(484)	(715)	(830)	3,097
Other income	-	2,945	288	2,945
(Loss) earnings from discontinued operations before income taxes	(484)	2,230	(542)	6,042
Income tax (benefit) provision	(124)	617	(138)	1,201
Net (loss) earnings from discontinued operations	$(360)	$1,613	$(404)	$4,841

During the 13 weeks ended December 1, 2019, the Company received from AGC Inc. the final settlement payment for the sale of the Electronics Business of $288 for post-closing adjustments for changes in working capital compared to target net working capital as agreed in the Electronics Business Purchase Agreement with AGC Inc. Additionally, during the 39 weeks ended December 1, 2019, the Company incurred transition and tax related costs of $231 in connection with the sale of the Electronics Business.

During the 2018 fiscal year, the Company consolidated its Nelco Products, Inc. Business Unit located in Fullerton, California and its Neltec, Inc. Business Unit located in Tempe, Arizona. (Both Business Units were included in the Company’s sale of its Electronics Business on December 4, 2018). The Company estimates the remaining pre-tax charge in connection with the consolidation to be approximately $300, which the Company expects to incur primarily during the fiscal year ending March 1, 2020. Current year restructuring charges primarily relate to the exit from the facility located in Fullerton, California.

The following table sets forth the charges and accruals related to the consolidation:

	Accrual March 3, 2019	Current Period Charges	Cash Payments	Non-Cash Charges	Accrual December 1, 2019	Total Expense Accrued to Date	Total Expected Costs
Facility lease costs	$1,324	$100	$(748)	$-	$676	$2,941	$2,941
Severance costs	-	-	-	-	-	1,081	1,081
Equipment removal	-	324	(324)	-	-	324	615
Other	-	71	(71)	-	-	839	863
Total restructuring charges	$1,324	$495	$(1,143)	$-	$676	$5,185	$5,500

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

13. ACCOUNTING PRONOUNCEMENTS

Recently Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a lease (i.e., lessees and lessors). The new standard requires lessees to classify leases as either finance leases or operating leases and record a right-of-use asset and a lease liability for all leases with terms greater than 12 months regardless of their classification. An accounting policy election may be made to account for leases with a term of 12 months or less similar to existing guidance for operating leases today. ASU No. 2016-02 supersedes the existing guidance on accounting for leases. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which allows for an optional transition method for the adoption of Topic 842. The two permitted transition methods are now the modified retrospective approach, which applies the new lease requirements at the beginning of the earliest period presented, and the optional transition method, which applies the new lease requirements through a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2016-02 is effective for the Company’s fiscal year ending March 1, 2020 and the interim periods within that year. The Company adopted this standard in the first quarter of the 2020 fiscal year using the optional transition method. The optional transition method enables the Company to adopt the new standard as of the beginning of the period of adoption and does not require restatement of prior period financial information.  As a result, prior period financial information has not been restated and continues to be reported under the accounting guidance that was effective during those periods. The Company also elected the practical expedients that allow the Company to carry forward the historical lease classification. At adoption, the Company elected the following practical expedients: (1) the “package of practical expedients”, pursuant to which the Company did not need to reassess its prior conclusions about lease identification, lease classification and initial direct costs, (2) creation of an accounting policy for short-term leases resulting in lease payments being recorded as an expense on a straight-line basis over the lease term, and (3) to account separately for lease and non-lease components for all leases. The Company has established an inventory of existing leases and implemented a new process of evaluating the classification of each lease. The financial impact of the adoption of the new standard in the 2020 fiscal year increased total assets and total liabilities by approximately $551. The financial impact of the adoption primarily relates to the capitalization of right-of-use assets and recognition of lease liability related to operating leases. See Note 5, Leases, for additional information with respect to the impact of the adoption of the lease accounting guidance and the disclosures required by ASU 2016-02 and the related amendments.

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

General:

Park Aerospace Corp., formerly Park Electrochemical Corp. (“Park” or the “Company”) develops and manufactures solution and hot-melt advanced composite materials used to produce composite structures for the global aerospace markets.  Park’s advanced composite materials include film adhesives (undergoing qualification) and lightning strike materials.  Park offers an array of composite materials specifically designed for hand lay-up or automated fiber placement (AFP) manufacturing applications.  Park’s advanced composite materials are used to produce primary and secondary structures for jet engines, large and regional transport aircraft, military aircraft, Unmanned Aerial Vehicles (UAVs commonly referred to as “drones”), business jets, general aviation aircraft and rotary wing aircraft.  Park also offers specialty ablative materials for rocket motors and nozzles and specially designed materials for radome applications.  As a complement to Park’s advanced composite materials offering, Park designs and fabricates composite parts, structures and assemblies and low volume tooling for the aerospace industry.  Target markets for Park’s composite parts and structures (which include Park’s proprietary composite SigmaStrutTM and AlphaStrutTM product lines) are, among others, prototype and development aircraft, special mission aircraft, spares for legacy military and civilian aircraft and exotic spacecraft.

On December 4, 2018, Park completed the previously announced sale of its Electronics Business, including manufacturing facilities in Singapore, France, California and Arizona and R&D facilities in Singapore and Arizona, to AGC Inc. for an aggregate purchase price of $145 million in cash, excluding cash in certain acquired subsidiaries and certain accrued and unpaid taxes of certain acquired subsidiaries. See Note 11, Discontinued Operations, of the Notes to Consolidated Financial Statements elsewhere in this Report for additional information on the sale.  As a result, the discussion below is of the Company’s continuing operations, which are comprised of the aerospace business.

On July 16, 2019, the Company filed with the State of New York Department of State a Certificate of Amendment of its Restated Certificate of Incorporation, as amended, changing its name to “Park Aerospace Corp.” after the Board of Directors of the Company approved such amendment and the shareholders of the Company approved such amendment at the Annual Meeting of Shareholders. On July 16, 2019, the Company also filed with the Secretary of State of the State of Kansas, a Certificate of Ownership and Merger whereby the Company’s wholly owned subsidiary, Park Aerospace Technologies Corp. (“PATC”), located at the Newton, Kansas Airport was merged into the Company and ceased to exist.

Financial Overview

The Company's total net sales from continuing operations in the 13 weeks and 39 weeks ended December 1, 2019 were $15.8 million and $44.5 million, respectively, compared to $12.9 million and $34.5 million, respectively, in the 13 weeks and 39 weeks ended November 25, 2018.

The Company’s gross profit margins from continuing operations, measured as percentages of sales, were 31.7% and 30.6%, respectively, in the 13 weeks and 39 weeks ended December 1, 2019 compared to 33.3% and 29.8%, respectively, in the 13 weeks and 39 weeks ended November 25, 2018.

The Company’s earnings from continuing operations before income taxes and net earnings from continuing operations increased by 44% and 35%, respectively, in the 13 weeks ended December 1, 2019 compared to the 13 weeks ended November 25, 2018 and by 102% and 60%, respectively, in the 39 weeks ended December 1, 2019 compared to the 39 weeks ended November 25, 2018, in both periods, primarily as a result of higher sales and higher interest income, partially offset by a higher tax provision, in the case of net earnings, compared to the prior year’s comparable period.

The Company has a long-term contract pursuant to which one of its customers, which represents a substantial portion of the Company’s revenue, places orders. The long-term contract with the customer is requirements based and does not guarantee quantities. An order forecast and pricing were agreed upon in the contract. However, this order forecast is updated periodically during the term of the contract. Purchase orders generally are received by the Company in excess of three months in advance of delivery by the Company to the customer.

Results of Operations:

The following table sets forth the components of the consolidated statements of operations:

	13 Weeks Ended			39 Weeks Ended
(amounts in thousands, except per share amounts)	December 1,	November 25,	%	December 1,	November 25,	%
	2019	2018	Change	2019	2018	Change

Net sales	$15,847	$12,853	23%	$44,520	$34,457	29%
Cost of sales	10,825	8,569	26%	30,881	24,176	28%
Gross profit	5,022	4,284	17%	13,639	10,281	33%
Selling, general and administrative expenses	1,949	1,983	(2)%	5,785	6,200	(7)%
Earnings from continuing operations	3,073	2,301	34%	7,854	4,081	92%
Interest and other income	802	393	104%	2,613	1,090	140%
Earnings from continuing operations before income taxes	3,875	2,694	44%	10,467	5,171	102%
Income tax provision	1,069	616	74%	2,895	453	539%
Net earnings from continuing operations	2,806	2,078	35%	7,572	4,718	60%
(Loss) earnings from discontinued operations, net of tax	(360)	1,613	(122)%	(404)	4,841	(108)%
Net earnings	$2,446	$3,691	(34)%	$7,168	$9,559	(25)%

Earnings per share:
Basic:
Continuing operations	$0.14	$0.10	40%	$0.37	$0.23	61%
Discontinued operations	(0.02)	0.08	(125)%	(0.02)	0.24	(108)%
Basic earnings per share	$0.12	$0.18	(33)%	$0.35	$0.47	(26)%

Diluted:
Continuing operations	$0.14	$0.10	40%	$0.37	$0.23	61%
Discontinued operations	(0.02)	0.08	(125)%	(0.02)	0.24	(108)%
Diluted earnings per share	$0.12	$0.18	(33)%	$0.35	$0.47	(26)%

Net Sales

The Company's total net sales from continuing operations in the 13 weeks and 39 weeks ended December 1, 2019 were $15.8 million and $44.5 million, respectively, compared to $12.9 million and $34.5 million in the 13 weeks and 39 weeks, respectively, ended November 25, 2018. The increases in sales were due to the ramping up of programs on which the Company’s materials are qualified.

Gross Profit

The Company’s gross profit from continuing operations in the 13 weeks ended December 1, 2019 was higher than its gross profit from continuing operations in the prior year’s comparable period. The gross profit from continuing operations as a percentage of sales for the Company’s worldwide operations in the 13 weeks ended December 1, 2019 decreased to 31.7% from 33.3% in the 13 weeks ended November 25, 2018. The higher gross profit for the 13 weeks ended December 1, 2019 compared to the 13 weeks ended November 25, 2018 was principally a result of higher sales and the partially fixed nature of overhead expenses in the 13 weeks ended December 1, 2019 compared to the 13 weeks ended November 25, 2018, partially offset by increased direct labor and supplies expenses.

The Company’s gross profit from continuing operations in the 39 weeks ended December 1, 2019 was higher than its gross profit from continuing operations in the prior year’s comparable period. The gross profit from continuing operations as a percentage of sales for the Company’s worldwide operations in the 39 weeks ended December 1, 2019 increased to 30.6% from 29.8% in the 39 weeks ended November 25, 2018. The higher gross profit for the 39 weeks ended December 1, 2019 compared to the 39 weeks ended November 25, 2018 was principally a result of higher sales and the partially fixed nature of overhead expenses in the 39 weeks ended December 1, 2019 compared to the 39 weeks ended November 25, 2018, partially offset by increased direct labor and supplies expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations decreased by $34,000 and $415,000, respectively, during the 13 weeks and 39 weeks ended December 1, 2019, or by 2% and 7%, respectively, compared to the prior year's comparable periods, and these expenses, measured as percentages of sales from continuing operations, were 12.3% and 13.0%, respectively, in the 13 weeks and 39 weeks ended December 1, 2019 compared to 15.4% and 18.0%, respectively, in the 13 weeks and 39 weeks ended November 25, 2018.  The decreases in such expenses during the 13 weeks and 39 weeks ended December 1, 2019 were primarily the results of lower legal, travel and entertainment and stock option expenses.

Selling, general and administrative expenses from continuing operations included stock option expenses of $139,000 and $404,000, respectively, for the 13 weeks and 39 weeks ended December 1, 2019, compared to stock option expenses of $194,000 and $594,000, respectively, for the 13 weeks and 39 weeks ended November 25, 2018.

Earnings from Continuing Operations

For the reasons set forth above, the Company’s earnings from continuing operations were $3.1 million and $7.9 million, respectively, for the 13 weeks and 39 weeks ended December 1, 2019 compared to $2.3 million and $4.1 million, respectively, for the 13 weeks and 39 weeks ended November 25, 2018.

Interest and Other Income

Interest and other income from continuing operations was $802,000 and $2.6 million, respectively, for the 13 weeks and 39 weeks ended December 1, 2019, compared to $393,000 and $1.1 million, respectively, for the prior year's comparable periods. Interest income increased 104% and 140%, respectively, for the 13 weeks and 39 weeks ended December 1, 2019 primarily as a result of higher average balances of marketable securities held by the Company in the 13 weeks and 39 weeks ended December 1, 2019, compared to the prior year's comparable periods, and higher weighted average interest rates. During the 13 weeks and 39 weeks ended December 1, 2019, the Company earned interest income principally from its investments, which consisted primarily of short-term instruments and money market funds.

Income Tax Provision

For the 13 weeks and 39 weeks ended December 1, 2019, the Company recorded income tax provisions from continuing operations of $1.1 million and $2.9 million, respectively, which included a discrete income tax provision of $223,000 for expirations of stock options, of which $144,000 pertained to employees who transferred to AGC Inc. in the sale of the Company’s Electronics Business. For the 13 weeks and 39 weeks ended November 25, 2018, the Company recorded income tax provisions from continuing operations of $616,000 and $453,000, respectively.

The Company’s effective tax rates for the 13 weeks and 39 weeks ended December 1, 2019 were 27.6% and 27.7%, respectively, compared to 22.9% and 8.8%, respectively, in the prior year’s comparable periods. The effective tax rates for the 13 weeks and 39 weeks ended December 1, 2019 and the 13 weeks ended November 25, 2018 were higher than the U.S. statutory rate of 21% primarily due to state and local taxes, a discrete income tax provision for stock compensation and the accrual of interest related to unrecognized tax benefits. The effective rate for the 39 weeks ended November 25, 2018 was lower than the U.S. statutory rate of 21% primarily due to a one-time benefit of $788,000 related to clarifying regulations pertaining to the Tax Cuts and Jobs Act enacted in December 2017.

Net Earnings from Continuing Operations

For the reasons set forth above, the Company's net earnings from continuing operations for the 13 weeks and 39 weeks ended December 1, 2019 were $2.8 million and $7.6 million, respectively, compared to net earnings from continuing operations of $2.1 million and $4.7 million, respectively, for the 13 weeks and 39 weeks ended November 25, 2018.

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

The Company’s net earnings from discontinued operations included expenses pertaining to the sale transaction and costs related to the vacated facility in Fullerton, California in the 13 weeks and 39 weeks ended December 1, 2019 compared to full operating results of the Electronics Business for the 13 weeks and 39 weeks ended November 25, 2018.

Basic and Diluted Earnings Per Share

In the 13 weeks and 39 weeks ended December 1, 2019, basic and diluted earnings per share from continuing operations were $0.14 and $0.37, respectively, including the tax expenses described above. This compared to basic and diluted earnings per share from continuing operations of $0.10 and $0.23, respectively, in the 13 weeks and 39 weeks ended November 25, 2018. The net impact of the tax benefit described above increased basic and diluted earnings per share by $0.04 for the 39 weeks ended November 25, 2018.

Liquidity and Capital Resources - Continuing Operations:

(amounts in thousands)	December 1,	March 3,
	2019	2019	Change

Cash and cash equivalents and marketable securities	$144,166	$151,624	$(7,458)
Working capital	154,061	156,778	(2,717)

	39 Weeks Ended
(amounts in thousands)	December 1,	November 25,
	2019	2018	Change

Net cash provided by operating activities	$2,693	$5,225	$(2,532)
Net cash used in investing activities	(60,867)	(5,432)	(55,435)
Net cash used in financing activities	(5,749)	(5,415)	(334)

Cash and Marketable Securities

Of the $144.2 million of cash and cash equivalents and marketable securities at December 1, 2019, $126.7 million was owned by certain of the Company’s wholly owned foreign subsidiaries.

The change in cash and cash equivalents and marketable securities at December 1, 2019 compared to March 3, 2019 was the result of capital expenditures, dividends paid to shareholders and a number of additional factors. The significant changes in cash flow from operating activities were as follows:

●

accounts receivable increased by 9% at December 1, 2019 compared to March 3, 2019 primarily due to an increase in the days sales were outstanding in the 13 weeks ended December 1, 2019 compared to the 13 weeks ended March 3, 2019;

●	inventories decreased by 25% at December 1, 2019 compared to March 3, 2019 primarily due to large sales and timing of raw material purchases at the end of the 13 weeks ended December 1, 2019 compared to the 13 weeks ended March 3, 2019;

●	accounts payable decreased by 37% at December 1, 2019 compared to March 3, 2019 primarily due to the timing of vendor payments and raw material purchases from suppliers;

●	accrued liabilities decreased by 30% at December 1, 2019 compared to March 3, 2019 primarily due to decreases in restructuring accruals and bonus accruals; and

●

income taxes payable decreased by 69% at December 1, 2019 compared to March 3, 2019 primarily due to estimated tax payments, partially offset by the income tax provision for the 39 weeks ended December 1, 2019.

In addition, the Company paid $6.2 million in cash dividends in the 39-week period ended December 1, 2019 compared to $6.1 million in the 39-week period ended November 25, 2018.

Working Capital

The decrease in working capital at December 1, 2019 compared to March 3, 2019 was due principally to the decrease in cash and cash equivalents and marketable securities resulting from capital expenditures, estimated tax payments and dividend payments.

The Company's current ratio (the ratio of current assets to current liabilities) was 27.7 to 1.0 at December 1, 2019 compared to 15.1 to 1.0 at March 3, 2019.

Cash Flows

During the 39 weeks ended December 1, 2019, the Company's net earnings, before depreciation and amortization, stock-based compensation, amortization of bond premium and changes in operating assets and liabilities, were $2.0 million. During the same 39-week period, the Company expended $4.4 million for the purchase of property, plant and equipment, compared with $399 during the 39 weeks ended November 25, 2018. The Company paid $6.2 million in cash dividends in the 39-week period ended December 1, 2019 compared to $6.1 million in the 39-week period ended November 25, 2018.

Other Liquidity Factors

The Company believes its financial resources will be sufficient, through the 12 months following the filing of this Form 10-Q Quarterly Report and for the foreseeable future thereafter, to provide for continued investment in working capital and property, plant and equipment and for general corporate purposes. The Company’s financial resources are also available for purchases of the Company's common stock, appropriate acquisitions and other expansions of the Company's business, including the announced expansion in Kansas.

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

The Company’s critical accounting policies that are important to the Consolidated Financial Statements and that entail, to a significant extent, the use of estimates and assumptions and the application of management’s judgment are described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2019. There have been no significant changes to such accounting policies through the 2020 fiscal year third quarter with the exception of the implementation of Accounting Standards Codification 842. (See Note 5, Leases, of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Report).

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

The Company’s market risk exposure at December 1, 2019 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended March 3, 2019.

Item 4.	Controls and Procedures.

(a)     Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 1, 2019, the end of the quarterly fiscal period covered by this Quarterly Report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The following table provides information with respect to shares of the Company’s common stock acquired by the Company during each month included in the Company’s 2020 fiscal year third quarter ended December 1, 2019:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

September 3 - October 1	0	$-	0

October 2 - November 1	0	$-	0

November 2 - December 1	0	$-	0

Total	0	$-	0	1,531,412 (a)

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 1, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 1, 2019 (Unaudited) and March 3, 2019; (ii) Consolidated Statements of Operations for the 13 weeks and 39 weeks ended December 1, 2019 and November 25, 2018 (Unaudited); (iii) Consolidated Statements of Comprehensive Earnings for the 13 weeks and 39 weeks ended December 1, 2019 and November 25, 2018 (Unaudited); (iv) Consolidated Statements of Shareholders’ Equity for the 13 weeks and 39 weeks ended December 1, 2019 and November 25, 2018 (Unaudited); and (v) Condensed Consolidated Statements of Cash Flows for the 39 weeks ended December 1, 2019 and November 25, 2018 (Unaudited). * +

* Filed electronically herewith.

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

EXHIBIT INDEX

Exhibit No.	Name	Page Number

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)	35

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)	36

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	37

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	38

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 1, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 1, 2019 (Unaudited) and March 3, 2019; (ii) Consolidated Statements of Operations for the 13 weeks and 39 weeks ended December 1, 2019 and November 25, 2018 (Unaudited); (iii) Consolidated Statements of Comprehensive Earnings for the 13 weeks and 39 weeks ended December 1, 2019 and November 25, 2018 (Unaudited); (iv) Consolidated Statements of Shareholders’ Equity for the 13 weeks and 39 weeks ended December 1, 2019 and November 25, 2018 (Unaudited); and (v) Condensed Consolidated Statements of Cash Flows for the 13 weeks ended December 1, 2019 and November 25, 2018 (Unaudited). * +

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

Park Aerospace Corp.
(Registrant)

Date: January 10, 2020	/s/ Brian E. Shore
Brian E. Shore
Chief Executive Officer
(principal executive officer)

/s/ P. Matthew Farabaugh
Date: January 10, 2020	P. Matthew Farabaugh
Senior Vice President and Chief Financial Officer
(principal financial officer)
(principal accounting officer)