Form 10-K
period 2020-03-01
PARK AEROSPACE CORP
filed 2020-05-14
CIK 76267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 1, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _______

Commission file number 1-4415

PARK AEROSPACE CORP.,

FORMERLY PARK ELECTROCHEMICAL CORP.

(Exact Name of Registrant as Specified in Its Charter)

New York	11-1734643
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)
1400 Old Country Road, Westbury, New York (Address of Principal Executive Offices)	11590 (Zip Code)

Registrant’s telephone number, including area code (631) 465-3600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $.10 per share	PKE	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:	None

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

Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☒  Smaller Reporting Company ☒  Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Title of Class	Aggregate Market Value	As of Close of Business On
Common Stock, par value $.10 per share	$346,705,646	August 30, 2019

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding	As of Close of Business On
Common Stock, par value $.10 per share	20,518,823	May 1, 2020

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Shareholders to be held July 16, 2020 incorporated by reference into Part III of this Report.

PART I

ITEM 1.     BUSINESS.

General

Park Aerospace Corp. (“Park”), and its subsidiaries, formerly known as Park Electrochemical Corp. and its subsidiaries (unless the context otherwise requires, Park and its subsidiaries are hereinafter called the “Company”), is an aerospace company which develops and manufactures solution and hot-melt advanced composite materials used to produce composite structures for the global aerospace markets.  Park’s advanced composite materials include film adhesives (undergoing qualification) and lightning strike materials.  Park offers an array of composite materials specifically designed for hand lay-up or automated fiber placement (AFP) manufacturing applications.  Park’s advanced composite materials are used to produce primary and secondary structures for jet engines, large and regional transport aircraft, military aircraft, Unmanned Aerial Vehicles (UAVs commonly referred to as “drones”), business jets, general aviation aircraft and rotary wing aircraft.  Park also offers specialty ablative materials for rocket motors and nozzles and specially designed materials for radome applications.  As a complement to Park’s advanced composite materials offering, Park designs and fabricates composite parts, structures and assemblies and low-volume tooling for the aerospace industry.  Target markets for Park’s composite parts and structures (which include Park’s proprietary composite Sigma Strut and Alpha Strut product lines) are, among others, prototype and development aircraft, special mission aircraft, spares for legacy military and civilian aircraft and exotic spacecraft. Park’s core capabilities are in the areas of polymer chemistry formulation and coating technology.

In December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China (“COVID-19”) and has since spread worldwide, including to the United States (the “U.S.”), posing public health risks that have reached pandemic proportions (the “COVID-19 Pandemic”). The COVID-19 Pandemic poses a threat to the health and economic wellbeing of the Company’s employees, suppliers, customers and original equipment manufacturers (“OEMs”), as well as the end users of aircraft manufactured by OEMs served by the Company. Currently, Park’s manufacturing operations have been deemed essential by the Federal Government of the United States and by the State of Kansas, and we are actively working with federal, state and local government officials to ensure that we continue to satisfy their requirements for continuing our manufacturing operations. The continued operation of the Company’s Kansas facility is critically dependent on maintaining the wellbeing of the employees that staff the facility. The Company has provided all employees at its manufacturing facility with detailed health and safety literature on COVID-19. In addition, the Company’s procurement and safety teams have updated and developed new safety-oriented guidelines to support daily operations, and the Company is in the process of providing appropriate personal protection equipment to its employees. The Company has implemented work from home policies at its office in the State of New York. The COVID-19 Pandemic will likely impact Park financially; however, the Company cannot presently predict the scope and severity with which COVID-19 will impact its business, results of operations and cash flows. The Company believes its balance sheet and financial condition to be very strong, and the Company believes it is well positioned to weather the impact of the Pandemic as a result. As a result of the pandemic, year to date global passenger air travel has decreased dramatically, precipitating production rate cuts for many commercial aerospace programs and business jet/general aviation programs which the Company supports. The military aerospace end market has not experienced this same production rate decline but would also be at risk as it relates to uncertainty about suppliers and employee health.

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

The Company makes available free of charge on its website, www.parkaerospace.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. None of the information on the Company's website shall be deemed to be a part of this Report.

AEROGLIDE®, COREFIX®, EASYCURE E-710®, ELECTROGLIDE®, and TIN CITY AIRCRAFT WORKS® are registered trademarks of Park Aerospace Corp., and ALPHASTRUT™, PEELCOTE™, RADARWAVE™ and SIGMASTRUT™ are common law trademarks of Park Aerospace Corp. A trademark application for RADARWAVE™ is pending.

Operations

The Company designs, develops and manufactures engineered, advanced composite materials and advanced composite structures and assemblies and low-volume tooling for the aerospace markets and prototype tooling for such structures and assemblies.

The Company’s aerospace composite materials are designed, developed and manufactured at its facility located at the Newton, Kansas Airport. Prior to the Company’s sale of its Electronics Business, aerospace composite materials were also manufactured by the Company’s Nelco Products Pte. Ltd. business unit in Singapore at a facility that was transferred to a subsidiary of the Company in connection with the sale and is currently idle. The Company’s aerospace composite structures and assemblies and low-volume tooling are also developed and manufactured at its facility located in Newton, Kansas.

Park offers a wide range of aerospace composite materials manufacturing capability, as well as composite structures design, assembly and production capability, all in its Newton facility. Park offers composite aircraft and space vehicle structures design and assembly services, in addition to “build-to-print” services. The Company believes that the ability to manufacture and develop both composite materials and structures at a single location can facilitate the needs of the aircraft and space vehicle industries.

Industry Background

The aerospace composite materials manufactured by the Company and its competitors are used primarily to fabricate light-weight, high-strength structures with specifically designed performance properties. Composite materials are typically highly specified combinations of resin formulations and reinforcements. Reinforcements can be unidirectional fibers, woven fabrics, or non-woven goods such as mats or felts. Resin formulations are typically highly proprietary, and include various chemical and physical mixtures. The Company produces resin formulations using various epoxies, polyesters, phenolics, cyanate esters, polyimides and other complex matrices. The reinforcement combined with the resin is referred to as a “prepreg”. Aerospace composite materials can be broadly categorized as either thermosets or thermoplastics. While both material types require the addition of heat to form a consolidated laminate, thermoplastics can be reformed using additional heat. Once fully cured, thermoset materials cannot be further reshaped. The Company believes that the demand for thermoset advanced materials is greater than that for thermoplastics due to the fact that parts fabrication processes for continuous fiber reinforced thermoplastics require much higher temperatures and pressures and are, therefore, typically more capital intensive than parts fabrication processes for most thermoset materials.

The Company works with aerospace OEMs, such as general aviation aircraft manufacturers and commercial aircraft manufacturers, and certain tier 1 suppliers to qualify its aerospace composite materials or structures and assemblies for use on current and upcoming programs. The Company’s customers typically design and specify a material specifically to meet the requirements of the customer’s application and processing methods. Such customers sometimes work with a supplier to develop the specific resin system and reinforcement combination to match the application. Composite structure fabrication methods may include hand lay-up, resin infusion or more advanced automated lay-up processes. Automated lay-up processes include automated tape lay-up, automated fiber placement and filament winding. These automated fabrication processes required different material formats but similar materials to hand lay-up. After the lay-up process is completed, the material is cured by the addition of heat and pressure. Cure and consolidation processes typically include vacuum bag/oven curing, high pressure autoclave and press forming. After the structure has been cured, final finishing and trimming, and assembly of the structure, is performed by the fabricator or the Company.

Products

The aerospace composite materials products manufactured by the Company are primarily thermoset curing prepregs. The Company has developed proprietary resin formulations to suit the needs of the markets in which it participates by analyzing the needs of the markets and working with its customers. The complex process of developing resin formulations and selecting the proper reinforcement is accomplished through a collaborative effort of the Company’s research and development, materials and process engineering and technical sales and marketing resources working with the customers’ technical staff. The Company focuses on developing a thorough understanding of its customers’ businesses, product lines, processes and technical challenges. The Company develops innovative solutions which utilize technologically advanced materials and concepts for its customers.

The Company’s aerospace composite materials products include prepregs manufactured from proprietary formulations using modified epoxies, phenolics, polyesters, cyanate esters and polyimides combined with woven, non-woven and unidirectional reinforcements. Reinforcement materials used to produce the Company’s products include polyacrylonitrile (“PAN”) based carbon fiber, E-glass (fiberglass), S2 glass, quartz, aramids, such as Kevlar® (“Kevlar” is a registered trademark of E.I. du Pont de Nemours & Co.), Twaron® (“Twaron” is a registered trademark of Teijin Twaron B.V. LLC), polyester and other synthetic materials. The Company also sells certain specialty prepregs with carbonized rayon fabric reinforcements that are used mainly in the rocket motor industry.

The Company’s composite structures and assemblies are manufactured with carbon, fiberglass and other reinforcements impregnated with formulated resins. The Company also provides low-volume tooling in connection with its manufacture and sale of composite structures and assemblies.

Customers and End Markets

The Company’s aerospace composite materials, structures and assemblies customers include manufacturers of turbofan engines, aircraft primary and secondary structures and radomes. Radomes includes military aircraft, unmanned aerial vehicles (“UAVs”), business jets and turboprops, large and regional transport aircraft and helicopters, space vehicles, rocket motors and specialty industrial products. The Company’s aerospace composite materials are marketed primarily by sales personnel and, to a lesser extent, by independent distributors. The Company’s aerospace composite structures and assemblies are marketed primarily by sales personnel.

During the Company’s 2020, 2019 and 2018 fiscal years, 48.2%, 42.8% and 30.5%, respectively, of the Company’s total worldwide net sales were to affiliate and non-affiliate subtier suppliers of General Electric Company, a leading manufacturer of aerospace engines.  Sales to AAE Aerospace were 10.6% of the Company’s total worldwide sales in the 2018 fiscal year. During the 2020, 2019 and 2018 fiscal years, sales to no other customer of the Company equaled or exceeded 10% of the Company’s total worldwide sales. In April 2019, Middle River Aircraft Systems, the General Electric Company subsidiary that used the Company’s products to manufacture aircraft nacelles, was sold to ST Engineering Aerospace.  The aircraft nacelles manufactured with the Company’s products continue to be sold by ST Engineering Aerospace to affiliates of General Electric Company. The loss of a major customer or of a group of customers could have a material adverse effect on the Company’s business or its consolidated results of operations or financial position.

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

The Company sells composite materials for use in RF electrical applications. Customers buying these materials typically fabricate antennas and radomes engineered to preserve electrical signal integrity. A radome is a protective cover over an electrical antenna or signal generator. The radome is designed to minimize signal loss and distortion.

Manufacturing

The Company’s manufacturing facilities for aerospace composite materials and for composite structures and assemblies are currently located in Newton, Kansas. On August 19, 2019, the Company broke ground on the expansion of its facilities located in Newton, Kansas, which will include the construction of a redundant manufacturing facility located adjacent to the existing facility.  The 90,000 square feet expansion will essentially double the size of the Company’s existing Newton, Kansas facilities.  The new facility was originally conceived of as a redundant manufacturing facility for Park’s major aerospace customer and the large aerospace OEMs it supports, but will also support additional manufacturing capacity. The expansion will include enhanced and upgraded hot-melt film and tape lines and mixing and delivery systems, an expanded production lab, a new R&D lab, additional freezer and storage space and additional infrastructure to support the expanded operation. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Liquidity Factors” included in Item 7 of Part II of this Report and Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report. Prior to the Company’s sale of its Electronics Business, aerospace composite materials were also manufactured by the Company’s Nelco Products Pte. Ltd. business unit in Singapore at a facility that was transferred to a subsidiary of the Company in connection with the Sale, and is currently idle. See “Operations” elsewhere in this Report.

The process for manufacturing composite materials, structures and assemblies is capital intensive and requires sophisticated equipment, significant technical know-how and very tight process controls. The key steps used in the manufacturing process include resin mixing, resin film casting and reinforcement impregnation via hot-melt process or a solution process.

Prepreg is manufactured by the Company using either solvent (solution) coating methods on a treater or by hot-melt impregnation. A solution treater is a roll-to-roll continuous process machine which sequences reinforcement through tension controllers and combines solvated resin with the reinforcement. The reinforcement is dipped in resin, passed through a drying oven which removes most of the solvent and advances (or partially cures) the resin. The prepreg material is interleafed with a carrier and cut to the roll lengths desired by the customer. The Company also manufactures prepreg using hot-melt impregnation methods which use no solvent. Hot-melt prepreg manufacturing is achieved by mixing a resin formulation in a heated resin vessel, casting a thin film on a carrier paper, and laminating the reinforcement with the resin film.

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

The Company’s laboratories have been approved by several aerospace OEMs, and the Company has achieved certification pursuant to the National Aerospace and Defense Contractors Accreditation Program (“NADCAP”) for both non-metallic materials manufacturing and testing and composites fabrication. Once the process has been completed, the product is tested and packaged for shipment to the customer. The Company typically supplies final product to the customer in roll form. The Company’s Kansas facility has received accreditation by NADCAP for composite structures manufacturing and for composite materials manufacturing, and the Company believes that the Kansas facility is one of the few facilities in the world with NADCAP accreditation for manufacturing both composite materials and composite structures. The Company has also received AS9100C certification for its quality management system for the manufacture of advanced composite materials and design and manufacturing of structures for aircraft and aerospace industries.

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

Competition

The Company has many competitors in the aerospace composite materials, structures and assemblies markets, ranging in size from large international corporations to small regional producers. Several of the Company’s largest competitors are vertically integrated, producing raw materials, such as carbon fiber and woven fabric, as well as composite structures and assemblies. Some of the Company’s competitors may also serve as a supplier to the Company. The Company competes for business primarily on the basis of responsiveness, product performance and consistency, product qualification, FAA data base design allowables and innovative new product development.

Backlog

The Company considers an item as backlog when it receives a purchase order specifying the number of units to be purchased, the purchase price, specifications and other customary terms and conditions. At April 26, 2020, the unfilled portion of all purchase orders received by the Company, and believed by it to be firm, was $18,935,709, compared to $24,171,828 at May 1, 2019. A major portion of the Company’s backlog consists of composite materials.

Various factors contribute to the size of the Company’s backlog. Accordingly, the foregoing information may not be indicative of the Company’s results of operations for any period subsequent to the fiscal year ended March 1, 2020.

Patents and Trademarks

The Company holds several patents and trademarks or licenses thereto. In the Company’s opinion, some of these patents and trademarks are important to its products. Generally, however, the Company does not believe that an inability to obtain new; or to defend existing, patents and trademarks would have a material adverse effect on the Company.

Employees

At March 1, 2020, the Company had 136 employees. Of these employees, 96 were engaged in the Company’s manufacturing operations, and 40 consisted of executive, sales and marketing, research and development personnel and general administrative staff.

Environmental Matters

The Company is subject to stringent environmental regulation of its use, storage, treatment, disposal of hazardous materials and the release of emissions into the environment. The Company believes that it currently is in substantial compliance with the applicable Federal, state and local and foreign environmental laws and regulations to which it is subject and that continuing compliance therewith will not have a material effect on its capital expenditures, earnings or competitive position. The Company does not currently anticipate making material capital expenditures for environmental control facilities for its existing manufacturing operations during the remainder of its current fiscal year or its succeeding fiscal year. However, developments, such as the enactment or adoption of even more stringent environmental laws and regulations, could conceivably result in substantial additional costs to the Company.

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

The recent coronavirus outbreak likely will have an adverse effect on our business.

The COVID-19 Pandemic is having an unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis by mandating restrictions on social activity. These impacts include, but are not limited to, the potential adverse effect of the COVID-19 Pandemic on the economy, the Company’s vendors, employees, customers and OEMs, as well as end-users of the Company’s products, including the commercial and business aircraft industries. Continued impacts of the pandemic could materially adversely impact global economic conditions, the Company’s business, results of operations and cash flows, and may require actions in response, including but not limited to expense reductions, in an effort to mitigate such impacts. The extent of the impact of the COVID-19 Pandemic on the Company’s business and financial results will depend largely on future developments, including the duration of the spread of the outbreak, the impact on capital and financial markets and the related impact on the financial circumstances of the Company’s customers and OEMs, as well as end-users of the Company’s products, including the commercial and business aviation industries, all of which are highly uncertain and cannot be predicted. This situation is changing rapidly, and additional impacts may arise that the Company is not aware of currently. Although it is not possible to predict the extent or length of the impact, it is almost certain the Company’s sales to the commercial and business aircraft industries will be negatively impacted.

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

There are a limited number of qualified suppliers of the principal materials used by the Company in its manufacture of aerospace composite materials and composite structures and assemblies. The Company has qualified alternate sources of supply for many, but not all, of its raw materials, but certain raw materials are produced by only one supplier. In some cases, substitutes for certain raw materials are not always readily available, and in the past there have been shortages in the market for certain of these materials. Raw material substitutions for certain aircraft related products may require governmental (such as Federal Aviation Administration) approval. While the Company considers its relationships with its suppliers to be strong, a shortage of these materials or a disruption of the supply of these materials caused by a natural disaster or otherwise could materially increase the Company’s cost of operations and could materially adversely affect the business and results of operations of the Company. Likewise, significant increases in the cost of materials purchased by the Company could also materially increase the Company’s cost of operations and could have a material adverse effect on the Company’s business and results of operations if the Company were unable to pass such increases through to its customers. The COVID-19 Pandemic could negatively impact the Company’s suppliers. If, due to the impact, one or more of the Company’s suppliers is required to temporarily close manufacturing facilities, the Company’s ability to procure raw materials for its manufacturing processes may become limited and this could ultimately limit the Company’s ability to manufacture its products.

The Company's customer base is highly concentrated, and the loss of one or more customers could adversely affect the Company's business.

A loss of one or more key customers could adversely affect the Company's profitability. The Company's customer base is concentrated, in part, because the Company's business strategy has been to develop long-term relationships with a select group of customers. During the Company's fiscal years ended March 1, 2020, March 3, 2019 and February 25, 2018, the Company's ten largest customers accounted for approximately 76%, 74% and 72%, respectively, of net sales. The Company expects the sales to a relatively small number of customers will continue to account for a significant portion of its net sales for the foreseeable future. “Customers and End Markets” in Item 1 of Part I of this Report. The COVID-19 Pandemic could negatively impact the Company’s customers. If one or more of the Company’s customers is negatively impacted by the COVID-19 Pandemic the Company’s customer base could become more concentrated.

The Company's business is dependent on the aerospace industry, which is cyclical in nature.

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

In addition, the Company is subject to the effects of general regional and global economic and financial conditions. The COVID-19 Pandemic is negatively impacting the aerospace industry, and the commercial aerospace industry in particular. Commercial airlines are already instituting cost reduction initiatives including limiting capacity, reducing workforces, limiting discretionary operational expenditures and delaying capital expenditures. If commercial airlines continue to be negatively impacted by the COVID-19 Pandemic, including due to temporary or permanent reductions in commercial airline passenger traffic, orders for Company products could be negatively impacted.

The Company relies on short-term orders from its customers.

A variety of conditions, both specific to the individual customer and generally affecting the customer’s industry, can cause a customer to reduce or delay orders previously anticipated by the Company, which could negatively impact the Company’s business and operating results. While some customers place orders based on long-term pricing agreements, such agreements are typically requirements-based and do not set forth minimum purchase obligations. As a result, the Company must continually communicate with its customers to validate forecasts and anticipate the future volume of purchase orders. The COVID-19 Pandemic could negatively impact short-term orders of the Company’s products.

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

A number of the Company’s customers have combined in recent years and consolidation of other customers may occur. If an existing customer is not the controlling entity following a combination, the Company may not be retained as a supplier. While there is potential for increasing the Company’s position with the combined customer, the Company’s revenues may decrease if the Company is not retained as a supplier. The COVID-19 Pandemic could result in further consolidation among the Company’s customers. One or more of the Company’s customers could be acquired due to financial difficulty, distress or insolvency, fluctuations in the market price of its securities, or other factors resulting from the COVID-19 Pandemic.

The Company faces extensive capital expenditure costs.

The Company’s business is capital intensive and, in addition, the introduction of new technologies could substantially increase the Company’s capital expenditures. In order to remain competitive, the Company must continue to make significant investments in capital equipment, which could adversely affect the Company’s results of operations. The Company is in the process of expanding its Newton, Kansas manufacturing facilities. The anticipated costs of this and any other expansion cannot be determined with precision and may vary materially from those budgeted. In addition, any expansion will increase the Company's fixed costs. The Company's future profitability depends upon its ability to utilize its manufacturing capacity in an effective manner.

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

The Company’s success depends, to a certain extent, on the continued availability of its senior management team and key technical employees. Each of the Company’s executive officers, key technical personnel and other employees could terminate his or her employment at any time. The loss of any member of the Company’s senior management team might significantly delay or prevent the achievement of the Company’s business objectives and could materially harm the Company’s business and customer relationships. In addition, because of the highly technical nature of the Company’s business, the loss of any significant number of the Company’s key technical personnel could have a material adverse effect on the Company. The Company competes for manufacturing and engineering talent in a competitive labor market. Personnel turnover and training costs could negatively impact the Company’s operations. The COVID-19 Pandemic could place the continued availability of its senior management team and key employees at risk. Certain members of the Company’s senior management team and key employees do not reside near their place of work and rely heavily on commercial airline travel, which is currently restricted.

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

The market price of the Company’s securities can be subject to fluctuations in response to quarter-to-quarter variations in operating results, changes in analyst earnings estimates, market conditions in the aerospace composite materials and composite structures and assemblies industries, as well as general economic conditions and other factors external to the Company. The COVID-19 Pandemic has exacerbated fluctuations in the market price of most securities, including aerospace companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Set forth below are the locations of the significant properties owned and leased by the Company, the businesses which use the properties and the size of each such property. Such properties, except for the Westbury, New York property, are used principally as manufacturing and warehouse facilities.

Location	Owned or Leased	Use	Size (Square Footage)

Westbury, NY	Leased	Administrative Offices	2,000
Newton, KS	Leased	Advanced Composite Materials, Parts and Assemblies	89,000
Singapore	Leased	Advanced Composite Materials	21,000

The Company believes its facilities and equipment to be in good condition and reasonably suited and adequate for its current needs. Most of the Company’s manufacturing facilities have the capacity to substantially increase their production levels.

During the 2019 fiscal year, the Company sold its dormant facility in Newburgh, New York.  The Company’s Nelco Products, Inc. business unit located in California and its Neltec, Inc. business unit located in Arizona, as well as the properties leased by those business units, were transferred to AGC Inc. in connection with the Sale, except that the dormant Fullerton facility was transferred to, and is retained by, a newly organized subsidiary of the Company. Prior to the Company’s sale of its Electronics Business, aerospace composite materials were also manufactured by the Company’s Nelco Products Pte. Ltd. business unit in Singapore at a facility that was transferred to a subsidiary of the Company in connection with the Sale, and is currently idle.

ITEM 3. LEGAL PROCEEDINGS.

No material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

Executive Officers of the Registrant.

Name	Title	Age
Brian E. Shore	Chief Executive Officer and Chairman of the Board of Directors	68

Stephen E. Gilhuley	Executive Vice President – Administration and Secretary	75

P. Matthew Farabaugh	Senior Vice President and Chief Financial Officer	59

Benjamin W. Shore	Senior Vice President – Sales, Marketing and Business Development	32

Mark A. Esquivel	Executive Vice President and Chief Operating Officer	47

Constantine Petropoulos	Senior Vice President and General Counsel	42

Mr. Brian Shore has served as a Director of the Company since 1983 and as Chairman of the Board of Directors since July 2004. He was elected a Vice President of the Company in January 1993, Executive Vice President in May 1994, President in March 1996, and Chief Executive Officer in November 1996. He was President until July 28, 2014. Mr. Shore also served as General Counsel of the Company from April 1988 until April 1994.

Mr. Gilhuley was elected Executive Vice President – Administration on April 5, 2012, and he has been Secretary of the Company since July 1996.  Prior to April 5, 2012, he had been Executive Vice President of the Company since October 2006 and Senior Vice President from March 2001 to October 2006.  He also was General Counsel of the Company from April 1994 to October 2011, when he was succeeded by Stephen M. Banker, who was Vice President and General Counsel from October 2011 to May 2014 and who was succeeded by Mr. Petropoulos.  Mr. Gilhuley resigned as Executive Vice President – Administration effective as of January 3, 2020.  In connection with his retirement, Mr. Gilhuley entered into a Consulting Agreement with the Company, pursuant to which he is paid a monthly fee for advisory and consulting services that he may provide the Company from time to time.

Mr. Farabaugh was elected Senior Vice President and Chief Financial Officer on March 10, 2016.  He had been Vice President and Chief Financial Officer of the Company since April 2012 and Vice President and Controller of the Company since October 2007. Prior to joining the Company, Mr. Farabaugh was Corporate Controller of American Technical Ceramics, a publicly traded international company and a manufacturer of electronic components, located in Huntington Station, New York, from 2004 to September 2007 and Assistant Controller from 2000 to 2004. Prior thereto, Mr. Farabaugh was Assistant Controller of Park Aerospace Corp. from 1989 to 2000. Prior to joining Park in 1989, Mr. Farabaugh had been a senior accountant with KPMG.

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

Mr. Esquivel was promoted to Executive Vice President and Chief Operating Officer of the Company on May 7, 2019 after having been elected Senior Vice President and Chief Operating Officer in December 2018. He had been Senior Vice President – Aerospace of the Company since October 2017 and Vice President – Aerospace of the Company and President of the Company’s Park Aerospace Technologies Corp. business unit in Newton, Kansas since April 2015. Mr. Esquivel has been employed by the Company and its subsidiaries in various positions since 1994. He was Vice President of Aerospace Composite Structures of Park Aerospace Technologies Corp. from March 2012 to April 2015 and President of Park Aerospace Technologies Corp. from June 2010 to March 2012. Prior to June 2010, Mr. Esquivel was Vice President and General Manager of the Company’s former Neltec, Inc. business unit located in Tempe, Arizona, and was responsible for the day-to-day operations of Neltec, Inc. since his appointment to that position in September 2008, having held various positions since he originally joined Neltec, Inc. in 1994.”

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

For the Fiscal Year Ended	Stock Price		Dividends
March 1, 2020	High	Low	Declared
First Quarter	$17.48	$14.94	$0.10
Second Quarter	19.16	15.09	0.10
Third Quarter	18.90	15.78	0.10
Fourth Quarter	17.45	13.91	1.10	(a)

For the Fiscal Year Ended	Stock Price		Dividends
March 3, 2019	High	Low	Declared
First Quarter	$20.64	$16.45	$0.10
Second Quarter	24.16	19.84	0.10
Third Quarter	21.63	17.30	0.10
Fourth Quarter	23.30	16.90	4.35	(b)

(a)

During the 2020 fiscal year fourth quarter, the Company declared its regular cash dividend of $0.10 per share in December 2019, payable February 4, 2020 to shareholders of record on January 2, 2020, and declared a special cash dividend of $1.00 per share in January 2020, payable February 20, 2020 to shareholders of record on January 21, 2020.

(b)

During the 2019 fiscal year fourth quarter, the Company declared its regular cash dividend of $0.10 per share in December 2018, payable February 5, 2019 to shareholders of record on January 2, 2019, and declared a special cash dividend of $4.25 per share in January 2019, payable February 26, 2019 to shareholders of record on February 5, 2019.

            As of April 24, 2020, there were 496 holders of record of Common Stock.

The Company expects, for the foreseeable future, to continue to pay regular cash dividends.

The following table provides information with respect to shares of the Company’s Common Stock acquired by the Company during each month included in the Company’s 2020 fiscal year fourth quarter ended March 1, 2020.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

December 2 - January 1	0	$-	0

January 2 - February 1	0	$-	0

February 2 - March 1	0	$-	0

Total	0	$-	0	1,531,412 (a)

(a)

Aggregate number of shares available to be purchased by the Company pursuant to share purchase authorizations announced on January 8, 2015 and March 10, 2016. Pursuant to such authorizations, the Company is authorized to purchase its shares from time to time on the open market or in privately negotiated transactions.

As a result of the authorizations announced on January 8, 2015 and March 10, 2016, the Company is authorized to purchase up to a total of 1,531,412 shares of its common stock, representing approximately 7.5% of the Company’s 20,518,823 total outstanding shares as of the close of business on March 1, 2020.

As previously announced by the Company, shares purchased by the Company will be retained as treasury stock and will be available for use under the Company’s stock option plan and for other corporate purposes.

Stock Performance Graph

The graph set forth below compares the annual cumulative total return for the Company’s five fiscal years ended March 1, 2020 among the Company, the New York Stock Exchange Market Index (the “NYSE Index”), the Nasdaq US Small Cap Aerospace and Defense Index (the “Nasdaq Index”) and a Zachs Investment Research, Inc. (formerly Morningstar Inc., formerly Hemscott, Inc.) index for electronic components and accessories manufacturers (the “Group Index”) comprised of the Company and 202 other companies. The companies in the Group Index are classified in the same three-digit industry group in the Standard Industrial Classification Code system and are described as companies primarily engaged in the manufacture of electronic components and accessories. The returns of each company in the Group Index and the Nasdaq Index have been weighted according to the company’s stock market capitalization. The Company is transitioning from the Group Index to the Nasdaq Index, because the Company sold its Electronics Business in December 2018 and is now engaged only in the aerospace business. The graph has been prepared based on an assumed investment of $100 on February 28, 2015 and the reinvestment of dividends (where applicable).

	2015	2016	2017	2018	2019	2020
Park Aerospace Corp.	$100.00	$66.59	$92.64	$98.05	$125.39	$108.87
NYSE Index	$100.00	$89.34	$110.10	$126.07	$127.79	$127.77
NASDAQ US Small Cap Aerospace and Defense Index	$100.00	$78.86	$105.06	$123.97	$154.82	$151.47

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected consolidated financial data of Park and its subsidiaries is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements, related Notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein. Insofar as such consolidated financial information relates to the three fiscal years ended March 1, 2020 and is as of the end of the fiscal years ended March 1, 2020 and March 3, 2019, it is derived from the Consolidated Financial Statements for each of the three fiscal years in the period ended March 1, 2020 and as of the fiscal years ended March 1, 2020 and March 3, 2019 audited by the Company’s independent registered public accounting firm. The Consolidated Financial Statements as of March 1, 2020 and March 3, 2019 and for the three fiscal years ended March 1, 2020, March 3, 2019 and February 25, 2018, together with the report of the independent registered public accounting firm for the fiscal years ended March 1, 2020, March 3, 2019 and February 25, 2018, appear in Item 8 of Part II of this Report.

On December 4, 2018, the Company completed the previously announced sale of its Electronics Business, including manufacturing facilities in Singapore, France, California and Arizona and R&D facilities in Singapore and Arizona, to AGC Inc. for an aggregate purchase price of $145 million in cash, subject to post-closing adjustments for changes in working capital compared to target net working capital, excluding cash in certain acquired subsidiaries and certain accrued and unpaid taxes of certain acquired subsidiaries. See Note 13, “Discontinued Operations”, of the Notes to Consolidated Financial Statements elsewhere in this Report for additional information on the Sale.  All periods presented in the following selected consolidated financial data have been adjusted to reflect the Electronics Business results as discontinued operations. Fiscal year ended February 28, 2016 and information as of February 26, 2017 and February 28, 2016 are based on previously audited financial statements, but such reclassifications for discontinued operations have not been audited for such periods.

	Fiscal Year Ended
	(Amounts in thousands, except per share amounts)
	March 1,	March 3,	February 25,	February 26,	February 28,
	2020	2019	2018	2017	2016
CONSOLIDATED STATEMENT OF EARNINGS INFORMATION

Net sales	$60,014	$51,116	$40,230	$31,837	$38,763
Cost of sales	41,341	34,932	28,942	23,538	29,900
Gross profit	18,673	16,184	11,288	8,299	8,863
Selling, general and administative expenses	7,932	8,968	9,862	10,309	10,944
Restructuring charges	-	-	146	-	-
Earnings (loss) from continuing operations	10,741	7,216	1,280	(2,010)	(2,081)
Interest expense	-	-	2,269	1,432	1,657
Interest and other income	3,330	2,379	2,641	1,637	1,078
Loss on sale of marketable securities	-	(1,498)	(1,342)	-	-
Earnings (loss) from continuing operations before income taxes	14,071	8,097	310	(1,805)	(2,660)
Income tax provision (benefit)	3,866	1,791	(18,162)	(711)	(1,679)
Net earnings (loss) from continuing operations	10,205	6,306	18,472	(1,094)	(981)
(Loss) earnings from discontinued operations, net of tax	(653)	107,239	2,123	10,377	19,010
Net earnings	$9,552	$113,545	$20,595	$9,283	$18,029

Earnings (loss) per share:

Basic earnings per share:
Basic earnings (loss) per share from continuing operations	$0.50	$0.31	$0.91	$(0.05)	$(0.05)
Basic (loss) earnings per share from discontinued operations	(0.03)	5.29	0.11	0.51	0.94
Basic earnings per share	$0.47	$5.60	$1.02	$0.46	$0.89

Diluted earnings per share:
Diluted earnings (loss) per share from continuing operations	$0.50	$0.31	$0.91	$(0.05)	$(0.05)
Diluted (loss) earnings per share from discontinued operations	(0.03)	5.26	0.11	0.51	0.94
Diluted earnings per share	$0.47	$5.57	$1.02	$0.46	$0.89

Cash dividends per common share	$1.40	$4.65	$3.40	$0.40	$0.40

Weighted average number of common shares outstanding:
Basic	20,507	20,288	20,237	20,235	20,347
Diluted	20,595	20,385	20,267	20,239	20,352

BALANCE SHEET INFORMATION

Working capital	$136,487	$156,778	$129,041	$255,007	$255,507
Total assets	171,786	188,851	170,146	315,616	321,376
Long-term debt	-	-	-	68,500	72,000
Shareholders' equity	141,675	159,011	135,261	182,826	180,867

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General:

Park Aerospace Corp. (“Park” or the “Company”) formerly known as Park Electrochemical Corp. is an aerospace company which develops and manufactures solution and hot-melt advanced composite materials used to produce composite structures for the global aerospace markets.  Park’s advanced composite materials include film adhesives (undergoing qualification) and lightning strike materials.  Park offers an array of composite materials specifically designed for hand lay-up or automated fiber placement (AFP) manufacturing applications.  Park’s advanced composite materials are used to produce primary and secondary structures for jet engines, large and regional transport aircraft, military aircraft, Unmanned Aerial Vehicles (UAVs commonly referred to as “drones”), business jets, general aviation aircraft and rotary wing aircraft.  Park also offers specialty ablative materials for rocket motors and nozzles and specially designed materials for radome applications.  As a complement to Park’s advanced composite materials offering, Park designs and fabricates composite parts, structures and assemblies and low volume tooling for the aerospace industry.  Target markets for Park’s composite parts and structures (which include Park’s proprietary composite Sigma Strut and Alpha Strut product lines) are, among others, prototype and development aircraft, special mission aircraft, spares for legacy military and civilian aircraft and exotic spacecraft.

The Company’s fiscal year is the 52- or 53-week period ending the Sunday nearest to the last day of February. The 2020, 2019 and 2018 fiscal years ended on March 1, 2020, March 3, 2019 and February 25, 2018, respectively. The 2019 fiscal year consisted of 53 weeks. The 2020 and 2018 fiscal years each consisted of 52 weeks. Unless otherwise indicated in this Discussion and Analysis, all references to years and quarters in this Discussion and Analysis are to the Company’s fiscal years and fiscal quarters and all annual and quarterly information in this Discussion and Analysis is for such fiscal years and quarters, respectively.

2020 Financial Overview

On December 4, 2018, Park completed the previously announced sale of its Electronics Business, including manufacturing facilities in Singapore, France, California and Arizona and R&D facilities in Singapore and Arizona, to AGC Inc. for an aggregate purchase price of $145 million in cash, subject to post-closing adjustments for changes in working capital compared to target net working capital, excluding cash in certain acquired subsidiaries and certain accrued and unpaid taxes of certain acquired subsidiaries. See Note 13, “Discontinued Operations”, of the Notes to Consolidated Financial Statements elsewhere in this Report for additional information on the Sale. As a result, the discussion below is of the Company’s continuing operations, which is comprised of the aerospace business.

The Company paid a special cash dividend of $1.00 per share on February 20, 2020 to shareholders of record at the close of business on February 3, 2020. The special cash dividend was funded from the Company’s cash balances. This special dividend, together with the Company’s regular quarterly dividend of $0.10 per share paid February 2, 2020 to shareholders of record on January 3, 2020, brings the total amount of dividends paid to shareholders to $26.15 per share, a total of approximately $536 million, since the Company’s 2005 fiscal year.

In 2019, the Company announced the major expansion of its aerospace manufacturing, development and design facilities located at the Newton City-County Airport in Newton, Kansas.  This expansion includes the construction of a redundant manufacturing facility located adjacent to Park’s existing Newton, Kansas facilities.  This facility, which is being constructed in part to support a major aerospace customer, will include approximately 90,000 square feet of manufacturing and office space, and will essentially double the size of Park’s existing Newton, Kansas manufacturing footprint.  The total cost of the expansion is expected to be approximately $21 million, and the expansion is expected to be completed in the second half of the 2020 calendar year.  The expansion includes new resin mixing and delivery systems, new hot-melt film and tape manufacturing lines, space to accommodate an additional hot-melt tape line or solution treating line, space to accommodate a confidential joint development project with a major aerospace customer, additional slitting capability, significant additional freezer and storage space, an expanded production lab, a new R&D lab and additional office space. Through March 1, 2020, the Company had incurred $7.6 million on the expansion.

During 2020, the Company recorded a non-cash charge of $0.2 million in connection with the modification of previously granted employee stock options resulting from the $1.00 per share special cash dividend paid by the Company in February 2020. Selling, general and administrative expenses in 2020 included $0.7 million of stock option expense.

The Company's total net sales worldwide in 2020 were 17% higher than in 2019 due primarily to the “end customer” of a major Company customer ramping up commercial jet production and the Company’s customer restocking depleted inventory, particularly in the fourth quarter, and to an increase in military sales during 2020.

The Company’s gross profit margin, measured as a percentage of sales, decreased to 31.1% in 2020 from 31.7% in 2019. Higher sales and production levels combined with the fixed nature of certain overhead costs were more than offset by increased direct labor and supplies expenses.

The Company’s earnings from continuing operations in 2020 were 49% higher than in 2019, primarily as a result of the aforementioned increases in sales and gross profit and a 12% reduction in selling, general and administrative expenses, which included the additional stock option modification charge of $0.2 million. The Company’s net earnings from continuing operations in 2020 were 62% higher than in 2019, primarily due to higher sales and lower selling, general and administrative expenses and to a loss on sales of marketable securities of $1.5 million incurred in 2019 to raise funds for the special cash dividend of $4.25 per share paid in February 2019.

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

In December 2019, a novel strain of coronavirus was reported in Wuhan, China (“COVID-19”) and has since spread worldwide, including to the United States (the “U.S.”), posing public health risks that have reached pandemic proportions (the “COVID-19 Pandemic”). The COVID-19 Pandemic is disrupting supply chains and affecting production and sales across a range of industries. The extent of the impact of the COVID-19 Pandemic on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers, employees and vendors all of which are uncertain and cannot be predicted. At this point, the extent to which the COVID-19 Pandemic may impact our financial performance or results of operations is uncertain.

The COVID-19 Pandemic did not have a significant impact on our results of operations and financial position or cash flow for the fiscal year ended March 1, 2020. Subsequent to our fiscal year end the COVID-19 Pandemic has had significant impact on various markets and industries including industries the Company sells into, most notably the commercial aerospace industry. As of the date of this filing, significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 Pandemic. Currently, Park’s manufacturing operations have been deemed essential by the Federal Government of the U.S. and by the State of Kansas, and we are actively working with federal, state and local government officials to ensure that we continue to satisfy their requirements for continuing our manufacturing operations.

Even after the COVID-19 Pandemic has subsided, the Company may continue to experience adverse impacts to its business as a result of any economic recession or depression that has occurred or may occur in the future or specific economic recovery in the industries the Company serves.

Results of Operations:

2020 Compared to 2019

	Year Ended
	March 1,	March 3,
(Amounts in thousands, except per share amounts)	2020	2019	Increase / (Decrease)

Net sales	$60,014	$51,116	$8,898	17%
Cost of sales	41,341	34,932	6,409	18%
Gross profit	18,673	16,184	2,489	15%
Selling, general and administrative expenses	7,932	8,968	(1,036)	-12%
Earnings from continuing operations	10,741	7,216	3,525	49%
Interest and other income	3,330	2,379	951	40%
Loss on sale of marketable securities	-	(1,498)	1,498	-100%
Earnings from continuing operations before income taxes	14,071	8,097	5,974	74%
Income tax provision	3,866	1,791	2,075	116%
Net earnings from continuing operations	10,205	6,306	3,899	62%
(Loss) earnings from discontinued operations, net of tax	(653)	107,239	(107,892)	-101%
Net earnings	$9,552	$113,545	$(103,993)	-92%

Earnings (loss) per share:
Basic:
Continuing Operations	$0.50	$0.31	$0.19	61%
Discontinued Operations	(0.03)	5.29	(5.32)	-101%
Basic earnings per share	$0.47	$5.60	$(5.13)	-92%

Diluted:
Continuing Operations	$0.50	$0.31	$0.19	61%
Discontinued Operations	(0.03)	5.26	(5.29)	-101%
Diluted earnings per share	$0.47	$5.57	$(5.10)	-92%

Net Sales

The Company's total net sales worldwide in 2020 were 17% higher than in 2019 due primarily to the “end customer” of a major Company customer ramping up commercial jet production and to an increase in military sales during 2020.

Gross Profit

The Company’s gross profit margin, measured as a percentage of sales, decreased to 31.1% in 2020, from 31.7% in 2019. Higher sales and the partially fixed nature of overhead expenses were more than offset by the increased labor and supplies expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $1.0 million, or 12%, during 2020 compared to 2019. Such expenses, measured as percentages of sales, were 13.2% during 2020 compared to 17.5% during 2019. The decrease in such expenses in 2019 was due primarily to decreased legal and professional fees and lower stock option expenses, excluding the stock option modification charges in each period.

Selling, general and administrative expenses in 2020 included $0.7 million of stock option expenses, including $0.2 million due to the modification of previously granted stock options, compared to $1.2 million of such expenses in 2019, including $0.5 million due to the modification of previously granted stock options.

Earnings from Continuing Operations

For the reasons set forth above, the Company’s earnings from continuing operations were $10.7 million for 2020, including a pre-tax stock option modification charge of $0.2 million resulting from the special dividend of $1.00 per share paid in February 2020. The Company’s earnings from continuing operations were $7.2 million in 2019, including a pre-tax stock option modification charge of $0.5 million resulting from the special dividend of $4.25 per share paid in February 2019.

Loss on Sales of Marketable Securities

Loss on sales of marketable securities was $0 in 2020 and $1.5 million in 2019 in connection with the liquidation of securities to fund the special cash dividend of $4.25 per share paid in February 2019.

Interest and Other Income

Interest and other income were $3.3 million and $2.4 million for 2020 and 2019, respectively. The increase from 2019 was primarily the result of higher average invested cash during the period and higher weighted average interest rates. As mentioned above, the Company paid a special cash dividend of $4.25 per share in February 2019. During 2020 and 2019, the Company earned interest income principally from its investments, which were primarily in short-term instruments and money market funds.

Income Tax Provision

The Company’s effective income tax rate of 27.5% for 2020 was due primarily to the U.S. Federal rate and state income taxes and lost tax deductions from expiring unexercised non-qualified stock options. The Company’s effective income tax rate was lower in 2019, due to favorable adjustments to valuation allowances on state tax credits and a lower state effective tax rate in 2019.

Net Earnings from Continuing Operations

The Company’s net earnings from continuing operations for 2020 were $10.2 million, including the stock option modification pre-tax charge of $0.2 million in connection with the special dividend of $1.00 per share paid in February 2020. The Company’s net earnings from continuing operations for 2019 were $6.3 million, including the stock option modification pre-tax charge of $0.5 million in connection with the special dividend of $4.25 per share paid in February 2019.

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

The Company’s net earnings from discontinued operations were lower in 2020 compared to 2019 primarily as a result of the gain recognized on the sale of the electronics business of $102,145 in 2019 and the gain of $2,945 recognized on the sale of its New England Laminates Co., Inc. facility located in Newburgh, New York in 2019.

Basic and Diluted Earnings Per Share

Basic and diluted earnings per share from continuing operations for 2020 were $0.50, including the stock option modification charge in connection with the special dividend paid in February 2020, compared to basic and diluted earnings per share for 2019 of $0.31, including the stock option modification charge in connection with the special dividend paid in February 2019 and the pre-tax loss on the sales of marketable securities described above. The net impact of the items described above was to decrease basic and diluted earnings per share by $0.01 in 2020 and decrease basic and diluted earnings per share by $0.08 in 2019.

2019 Compared to 2018

	Year Ended
	March 3,	February 25,
(Amounts in thousands, except per share amounts)	2019	2018	Increase / (Decrease)

Net sales	$51,116	$40,230	$10,886	27%
Cost of sales	34,932	28,942	5,990	21%
Gross profit	16,184	11,288	4,896	43%
Selling, general and administrative expenses	8,968	9,862	(894)	-9%
Restructuring charges	-	146	(146)	-100%
Earnings from continuing operations	7,216	1,280	5,936	464%
Interest expense	-	2,269	(2,269)	-100%
Interest and other income	2,379	2,641	(262)	-10%
Loss on sale of marketable securities	(1,498)	(1,342)	(156)	12%
Earnings from continuing operations before income taxes	8,097	310	7,787	2512%
Income tax provision (benefit)	1,791	(18,162)	19,953	-110%
Net earnings from continuing operations	6,306	18,472	(12,166)	-66%
Earnings from discontinued operations, net of tax	107,239	2,123	105,116	4951%
Net earnings	$113,545	$20,595	$92,950	451%

Earnings per share:
Basic:
Continuing Operations	$0.31	$0.91	$(0.60)	-66%
Discontinued Operations	5.29	0.11	5.18	4709%
Basic earnings per share	$5.60	$1.02	$4.58	449%

Diluted:
Continuing Operations	$0.31	$0.91	$(0.60)	-66%
Discontinued Operations	5.26	0.11	5.15	4682%
Diluted earnings per share	$5.57	$1.02	$4.55	446%

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

Liquidity and Capital Resources:

(Amounts in thousands)	March 1,	March 3,	Increase /
	2020	2019	(Decrease)

Cash and marketable securities	$122,355	$151,624	$(29,269)
Working capital	136,487	156,778	(20,291)

From continuing operations	Fiscal Year Ended
(Amounts in thousands)	March 1,	March 3,	February 25,	Increase / (Decrease)
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018

Net cash provided by (used in) operating activities	$5,871	$8,060	$(6,264)	$(2,189)	$14,324
Net cash (used in) provided by investing activities	(42,511)	8,898	42,364	(51,409)	(33,466)
Net cash used in financing activities	(28,304)	(105,519)	(130,710)	77,215	25,191

Cash and Marketable Securities

The Company believes it has sufficient liquidity to fund its operating activities for the 12 months from the date of the filing of this Form 10-K Annual Report and for the foreseeable future thereafter.

The change in cash and marketable securities at March 1, 2020 compared to March 3, 2019 was primarily the result of positive operating cash flow more than offset by capital expenditures and the special dividend paid by the Company to its shareholders in February 2020 and a number of additional factors. The significant changes in cash provided by operating activities were as follows:

●	accounts receivable increased by 17% at March 1, 2020 compared to March 3, 2019 due primarily to the increase in total net sales in the last month of 2019;

●	inventory increased 21% due primarily to raw material purchased at the end of February 2020 for use in future production;

●	prepaid expenses and other current assets increased 228% due primarily to the increase in income tax receivable;

●	accounts payable increased 49% due to the raw material purchases and capital expenditures at the end of February 2020;

●	accrued liabilities decreased 41% at March 1, 2020 compared to March 3, 2019 due primarily to decreased accruals for restructuring; and

●	income taxes payable decreased 58% at March 1, 2020 compared to March 3, 2019 due to tax payments in excess of the current tax provision.

In addition, the Company paid $28.7 million and $95.0 million in cash dividends during 2020 and 2019, respectively, including special dividends of $20.5 million and $86.8 million paid in 2020 and 2019, respectively.

Working Capital

Working capital at March 1, 2020 was lower compared to March 3, 2019. Decreases in cash and cash equivalents and marketable securities and increases in accounts payable were offset by increases in accounts receivable, inventories and prepaid and other assets and decreases in accrued liabilities and taxes payable.

The Company's current ratio (the ratio of current assets to current liabilities) was 16.7 to 1 at March 1, 2020 compared to 15.1 to 1 at March 3, 2019.

Cash Flows

During 2020, the Company's net earnings from continuing operations, before depreciation and amortization, stock-based compensation, amortization of bond premium and gain on sale of fixed assets, were $13.3 million. Such earnings were decreased by changes in operating assets and liabilities of $7.4 million, resulting in $5.9 million of cash provided by operating activities from continuing operations. During 2020, the Company expended $6.8 million for the purchase of property, plant and equipment compared to $2.8 million during 2019, and the Company paid $28.7 million and $95.1 million in cash dividends in 2020 and 2019, respectively.

Other Liquidity Factors

In December 2018, the Company’s wholly-owned subsidiary Park Aerospace Technologies Corp. (“PATC”) entered into a Development Agreement with the City of Newton, Kansas and the Board of County Commissioners of Harvey County, Kansas.  Pursuant to this agreement, PATC agreed to construct and operate an additional manufacturing facility approximately 90,000 square feet in size for the design, development and manufacture of advanced composite materials and parts, structures and assemblies for aerospace. PATC further agreed to equip the facility through the purchase of machinery, equipment and furnishings and to create additional new full-time employment of specified levels during a five-year period.  In exchange for these agreements, the City and the County agreed to lease to PATC three acres of land at the Newton City/County Airport, in addition to the eight acres previously leased to PATC by the City and County.  The City and the County further agreed to provide financial and other assistance toward the construction of the additional facility as set forth in the Development Agreement. The Company estimates the total cost of the additional facility to be approximately $20.6 million, and the Company expects to complete the construction of the additional facility in the second half of the 2020 calendar year. As of March 1, 2020, the Company had $997 in equipment purchase obligations and $7,647 of construction-in-progress related to the additional facility. On July 16, 2019, PATC was merged into the Company and ceased to exist, and the Company assumed the rights and obligations of PATC, including the rights and obligations of PATC under the Development Agreement. (See Note 1, Consolidated Financial Statements)

On December 22, 2017, the U.S. government enacted comprehensive tax reform commonly referred to as the Tax Cuts and Jobs Act (“TCJA” or “Tax Act”) and significantly revised U.S. corporate income tax by, among other things, lowering corporate income tax rates, imposing a one-time transition tax on deemed repatriated earnings of non-U.S. subsidiaries, and implementing a territorial tax system. As a result of the Tax Act, the Company recorded tax payable to be paid in installments over eight years. The remaining balance of these installment payments, as of March 1, 2020, was approximately $17 million to be paid over the next six years.

The Company believes that our existing cash, cash equivalents and marketable securities, and cash flow from operations will be sufficient to fund necessary capital expenditures and operating cash requirements for at least the next twelve months from the date of the filing of this Form 10-K Annual Report. The Company further believes that its balance sheet and financial position to be very strong, and the Company believes it is well positioned to weather the impact of the Pandemic on its business as a result.

Contractual Obligations:

The Company's contractual obligations and other commercial commitments to make future payments under contracts, such as lease agreements, consist only of operating lease commitments, commitments to purchase raw materials and commitments to purchase equipment, as described in Note 11 of the Notes to Consolidated Financial Statements included elsewhere in this Report. The Company has no other long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments or contingent commitments, other than two standby letters of credit in the total amount of $0.3 million to secure the Company's obligations under its workers’ compensation insurance program.

As of March 1, 2020 the Company’s significant contractual obligations, including payments due by fiscal year, were as follows:

Contractual Obligations (Amounts in thousands)	Total	2021	2022-2023	2024-2025	2026 and Thereafter

Operating lease obligations	$828	$616	$151	$61	$-
Equipment purchase obligations	997	997	-	-	-
Total	$1,825	$1,613	$151	$61	$-

At March 1, 2020, the Company had unrecognized tax benefits and related interest of $4.4 million. A reasonable estimate of the timing of the payment of these liabilities is not possible.

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

In 2020, 2019 and 2018, the Company incurred approximately $41,000, $70,000 and $99,000, respectively, for remedial response and voluntary cleanup costs and related legal fees, and the Company received, or expects to receive, reimbursement pursuant to general liability insurance coverage for approximately $38,000, $68,000 and $92,000, respectively, of such amounts. While annual environmental remedial response and voluntary cleanup expenditures, including legal fees, have generally been constant from year to year, and may increase over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At March 1, 2020 and March 3, 2019, there were no amounts recorded in accrued liabilities for environmental matters.

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

Revenue Recognition

The Company recognizes revenue when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the providing entity expects to be entitled in exchange for those goods or services. We recognize revenue when all of the following criteria are met: (1) we have entered into a binding agreement, (2) the performance obligations have been identified, (3) the transaction price to the customer has been determined, (4) the transaction price has been allocated to the performance obligations in the contract, and (5) the performance obligations have been satisfied. The majority of the Company’s shipping terms define the performance obligation to be satisfied upon shipment.

Sales Allowances and Product Warranties

The Company records estimated reductions to revenue for customer returns, allowances, and warranty claims. Provisions for such reductions are recorded in the period the sale is recorded and are derived from historical trends and other relevant information. The Company’s products are made to customer specifications and tested for adherence to such specifications before shipment to customers. Composite structures and assemblies may be subject to “airworthiness” acceptance by customers after receipt at the customers’ locations. There are no future performance requirements other than the products’ meeting the agreed specifications. The Company’s basis for providing sales allowances for returns are known situations in which products may have failed due to manufacturing defects in the products supplied by the Company. The Company is focused on manufacturing the highest quality advanced composite materials, structures and assemblies and tooling possible and employs stringent manufacturing process controls and works with raw material suppliers who have dedicated themselves to complying with the Company’s specifications and technical requirements. The amounts of returns and allowances resulting from defective or damaged products have averaged approximately 1.0% of sales for the Company’s last three fiscal years.

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

The Company has a non-contributory profit sharing retirement plan covering their regular full-time employees. In addition, the Company has various bonus and incentive compensation programs, most of which are determined at management's discretion.

The Company's reserves associated with these self-insured liabilities and benefit programs are reviewed by management for adequacy at the end of each reporting period.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk – The exposure to market risks for changes in interest rates relates to the Company's short-term investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company’s short-term investment portfolio is managed in accordance with guidelines issued by the Company. These guidelines are designed to establish a high quality fixed income portfolio of government and highly rated corporate debt securities with a maximum weighted maturity of less than one year. Based on the average anticipated maturity of the investment portfolio at the end of the 2020 fiscal year, the Company does not believe that a hypothetical 10% fluctuation in short-term interest rates would have had a material impact on the consolidated results of operations or financial position of the Company.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Park Aerospace Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Park Aerospace Corp. and subsidiaries (the “Company”) as of March 1, 2020 and March 3, 2019, and the related consolidated statements of operations, comprehensive earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 1, 2020 and the related notes and financial statement schedule listed in the index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 1, 2020 and March 3, 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended March 1, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of the our audits, we are required to obtain an understanding of internal control over financial report, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Roseland, New Jersey

May 14, 2020

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	March 1, 2020	March 3, 2019

ASSETS
Current assets:
Cash and cash equivalents	$5,410	$71,007
Marketable securities (Note 2)	116,945	80,617
Accounts receivable, less allowance for doubtful accounts of $73 and $32, respectively	10,925	9,352
Inventories (Note 3)	6,379	5,267
Prepaid expenses and other current assets	5,535	1,690
Total current assets	145,194	167,933

Property, plant and equipment, net (Note 3)	16,100	10,791
Operating right-of-use assets (Note 11)	420	-
Goodwill and other intangible assets, net (Note 3)	9,804	9,811
Other assets (Note 4)	268	316
Total assets	$171,786	$188,851

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,735	$3,169
Operating lease liabilities (Note 11)	152	-
Accrued liabilities (Note 3)	1,709	2,920
Income taxes payable	2,111	5,066
Total current liabilities	8,707	11,155

Long-term operating lease liabilities (Note 11)	268	-
Non-current income taxes payable (Note 4)	15,986	17,669
Deferred income taxes (Note 4)	834	-
Other liabilities (Note 4)	4,316	1,016
Total liabilities	30,111	29,840

Commitments and contingencies (Notes 11 and 12)

Shareholders' equity (Note 6):
Preferred stock, $1 par value per shares-authorized, 500,000 shares; issued, none	-	-
Common stock, $0.10 par value per shares-authorized, 60,000,000 shares; issued, 20,965,144 shares	2,096	2,096
Additional paid-in capital	169,862	169,395
Accumulated deficit	(21,774)	(2,605)
Accumulated other comprehensive earnings (loss)	668	(22)
	150,852	168,864

Less treasury stock, at cost, 446,321 and 479,191 shares, respectively	(9,177)	(9,853)
Total shareholders' equity	141,675	159,011
Total liabilities and shareholders' equity	$171,786	$188,851

See Notes to Consolidated Financial Statements.

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Fiscal Year Ended
	March 1,	March 3,	February 25,
	2020	2019	2018

Net sales	$60,014	$51,116	$40,230
Cost of sales	41,341	34,932	28,942
Gross profit	18,673	16,184	11,288
Selling, general and administrative expenses	7,932	8,968	9,862
Restructuring charges (Note 8)	-	-	146
Earnings from continuing operations	10,741	7,216	1,280
Interest expense (Note 10)	-	-	2,269
Interest and other income	3,330	2,379	2,641
Loss on sale of marketable securities	-	(1,498)	(1,342)
Earnings from continuing operations before income taxes	14,071	8,097	310
Income tax provision (Note 4)	3,866	1,791	(18,162)
Net earnings from continuing operations	10,205	6,306	18,472
(Loss) earnings from discontinued operations, net of tax (Note 13)	(653)	107,239	2,123
Net earnings	$9,552	$113,545	$20,595

Earnings (loss) per share (Note 7)
Basic:
Continuing Operations	$0.50	$0.31	$0.91
Discontinued Operations	(0.03)	5.29	0.11
Basic earnings per share	$0.47	$5.60	$1.02
Basic weighted average shares	20,507	20,288	20,237

Diluted:
Continuing Operations	$0.50	$0.31	$0.91
Discontinued Operations	(0.03)	5.26	0.11
Diluted earnings per share	$0.47	$5.57	$1.02
Diluted weighted average shares	20,595	20,385	20,267

See Notes to Consolidated Financial Statements.

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts in thousands)

	Fiscal Year Ended
	March 1,	March 3,	February 25,
	2020	2019	2018

Net earnings	$9,552	$113,545	$20,595
Other comprehensive earnings (loss), net of tax:
Foreign currency translation	-	(1,310)	(50)
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	990	41	-
Less: reclassification adjustment for gains included in net earnings	(49)	-	(17)
Unrealized losses on marketable securities:
Unrealized holding losses arising during the period	(291)	(87)	(2,189)
Less: reclassification adjustment for losses included in net earnings	40	1,203	1,361
Other comprehensive earnings (loss)	690	(153)	(895)
Total comprehensive earnings	$10,242	$113,392	$19,700

See Notes to Consolidated Financial Statements.

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Amounts in thousands, except share and per share amounts)

				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-in	(Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit)	Earnings (Loss)	Shares	Amount

Balance, February 26, 2017	20,965,144	$2,096	$167,612	$27,112	$1,026	730,473	$(15,020)
Net earnings	-	-	-	20,595	-	-	-
Foreign currency translation	-	-	-	-	(50)	-	-
Unrealized loss on marketable securities, net of tax	-	-	-	-	(845)	-	-
Stock options exercised	-	-	(46)	-	-	(6,900)	142
Stock-based compensation	-	-	1,445	-	-	-	-
Cash dividends ($3.40 per share)	-	-	-	(68,806)	-	-	-
Balance, February 25, 2018	20,965,144	2,096	169,011	(21,099)	131	723,573	(14,878)
Net earnings	-	-	-	113,545	-	-	-
Foreign currency translation adjustment for sale of business	-	-	-	-	(1,310)	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	1,157	-	-
Stock options exercised	-	-	(1,157)	-	-	(244,382)	5,025
Stock-based compensation	-	-	1,541	-	-	-	-
Cash dividends ($4.65 per share)	-	-	-	(95,051)	-	-	-
Balance, March 3, 2019	20,965,144	2,096	169,395	(2,605)	(22)	479,191	(9,853)
Net earnings	-	-	-	9,552	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	690	-	-
Stock options exercised	-	-	(259)	-	-	(32,870)	676
Stock-based compensation	-	-	726	-	-	-	-
Cash dividends ($1.40 per share)	-	-	-	(28,721)	-	-	-
Balance, March 1, 2020	20,965,144	$2,096	$169,862	$(21,774)	$668	446,321	$(9,177)

See Notes to Consolidated Financial Statements.

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Year Ended
	March 1,	March 3,	February 25,
	2020	2019	2018
Cash flows from operating activities:
Net earnings from continuing operations	$10,205	$6,306	$18,472
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,544	1,784	1,833
Stock-based compensation	726	1,249	1,445
Provision for deferred income taxes	849	(1,147)	(47,991)
Amortization of bond premium	27	(52)	287
(Gain) loss on sale of marketable securities	(15)	1,498	1,342
Changes in operating assets and liabilities:
Accounts receivable	(1,573)	(2,392)	(2,502)
Inventories	(1,112)	(1,312)	(542)
Prepaid expenses and other current assets	490	(452)	91
Other assets and liabilities	3,348	(1,580)	346
Accounts payable	1,566	1,344	652
Accrued liabilities	(1,211)	1,898	(198)
Income taxes payable	(8,973)	916	20,501
Net cash provided by (used in) operating activities - continuing operations	5,871	8,060	(6,264)
Net cash (used in) provided by operating activities - discontinued operations	(653)	(517)	9,605
Net cash provided by operating activities	5,218	7,543	3,341

Cash flows from investing activities:
Purchase of property, plant and equipment	(6,846)	(2,764)	(571)
Purchases of marketable securities	(104,600)	(113,860)	(164,099)
Proceeds from sales and maturities of marketable securities	68,935	125,522	207,034
Net cash (used in) provided by investing activities - continuing operations	(42,511)	8,898	42,364
Net cash provided by (used in) investing activities - discontinued operations	-	144,951	(315)
Net cash (used in) provided by investing activities	(42,511)	153,849	42,049

Cash flows from financing activities:
Dividends paid	(28,721)	(95,051)	(68,806)
Decrease in restricted cash	-	-	10,000
Proceeds from exercise of stock options	417	(3,868)	96
Intercompany capital contributions	-	(6,600)	-
Payments of long-term debt	-	-	(72,000)
Net cash used in financing activities - continuing operations	(28,304)	(105,519)	(130,710)
Net cash used in financing activities - discontinued operations	-	-	-
Net cash used in financing activities	(28,304)	(105,519)	(130,710)

Decrease in cash and cash equivalents before effect of exchange rate changes - continuing operations	(64,944)	(88,561)	(94,610)
(Decrease) increase in cash and cash equivalents before effect of exchange rate changes - discontinued operations	(653)	144,434	9,290
(Decrease) increase in cash and cash equivalents before effect of exchange rate changes	(65,597)	55,873	(85,320)

Effect of exchange rate changes on cash and cash equivalents - continuing operations	-	(170)	250
Effect of exchange rate changes on cash and cash equivalents - discontinued operations	-	(2,950)	886
Effect of exchange rate changes on cash and cash equivalents	-	(3,120)	1,136

(Decrease) increase in cash and cash equivalents	(65,597)	52,753	(84,184)
Cash and cash equivalents, beginning of year	71,007	18,254	102,438
Cash and cash equivalents, end of year	$5,410	$71,007	$18,254

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended March 1, 2020

(Amounts in thousands, except share (unless otherwise stated), per share and option amounts)

1.	Summary of Significant Accounting Policies

Park Aerospace Corp. and its subsidiaries (collectively, “Park” or the “Company”) formerly known as Park Electrochemical Corp. and subsidiaries, is a global advanced materials company which develops and manufactures advanced composite materials, primary and secondary structures and assemblies and low-volume tooling for the aerospace markets.

On July 16, 2019, the Company filed with the State of New York Department of State a Certificate of Amendment of its Restated Certificate of Incorporation, as amended, changing its name to “Park Aerospace Corp.” after the Board of Directors of the Company approved such amendment and the shareholders of the Company approved such amendment at the Annual Meeting of Shareholders. On July 16, 2019, the Company also filed with the Secretary of State of the State of Kansas, a Certificate of Ownership and Merger whereby the Company’s wholly-owned subsidiary, Park Aerospace Technologies Corp. (“PATC”), located at the Newton, Kansas Airport was merged into the Company and ceased to exist.

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

The Company has classified the operating results of its Electronics Business, together with certain costs related to the transaction, as discontinued operations, net of tax, in the Consolidated Statements of Operations, in accordance with Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations. (See Note 13).

c.

Use of Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

d.

Accounting Period – The Company’s fiscal year is the 52- or 53-week period ending the Sunday nearest to the last day of February. The 2020, 2019 and 2018 fiscal years ended on March 1, 2020, March 3, 2019 and February 25, 2018, respectively. Fiscal years 2020, 2019 and 2018 consisted of 52, 53 and 52 weeks, respectively.

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

The Company’s non-financial assets measured at fair value on a non-recurring basis, for purposes of calculating impairment, include goodwill and any long-lived assets written down to fair value. To measure fair value of such assets, the Company uses Level 3 inputs consisting of techniques including an income approach and a market approach. The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the discounted cash flow analysis require the exercise of significant judgment, including judgment about appropriate discount rates, terminal values, growth rates and the amount and timing of expected future cash flows. There were no transfers between levels within the fair value hierarchy during the 2020, 2019 or 2018 fiscal years.

f.

Cash and Cash Equivalents – The Company considers all money market securities and investments with contractual maturities at the date of purchase of 90 days or less to be cash equivalents. The Company had $2,496 and $49,707 in debt securities included in cash equivalents at March 1, 2020 and March 3, 2019, respectively, which were valued based on Level 2 inputs. Certain of the Company’s cash and cash equivalents are in excess of U.S. government insurance. $29,265 of the $126,196 of cash and marketable securities at March 1, 2020 were owned by certain of the Company’s wholly-owned foreign subsidiaries.

Supplemental cash flow information:

	Fiscal Year
	2020	2019	2018
Cash paid during the year for:
Income taxes, net of refunds	$8,296	$14,451	$2,040
Interest	-	-	2,127

At March 1, 2020 and March 3, 2019, the Company held $21 and $65,144, respectively, of cash and cash equivalents in foreign financial institutions.

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

i.

Revenue Recognition – The Company recognizes revenue when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the providing entity expects to be entitled in exchange for those goods or services. We recognize revenue when all of the following criteria are met: (1) we have entered into a binding agreement, (2) the performance obligations have been identified, (3) the transaction price to the customer has been determined, (4) the transaction price has been allocated to the performance obligations in the contract, and (5) the performance obligations have been satisfied. The majority of the Company’s shipping terms define the performance obligation to be satisfied upon shipment. Shipping and handling costs are treated as fulfillment costs.

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

l.

Valuation of Long-Lived Assets – The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Important factors that could trigger an impairment review include, but are not limited to, significant negative industry or economic trends and significant changes in the use of the Company's assets or strategy of the overall business. $67 of impairments of long-lived assets was recognized in the 2018 fiscal year, and no impairments of long-lived assets were recognized in the 2020 or 2019 fiscal years.

m.	Goodwill and Other Intangible Assets – Goodwill is not amortized. Other intangible assets are amortized over the useful lives, which is 15 years, of the assets on a straight-line basis. The Company tests for impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. With respect to goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value is less than the carrying value. If, based on that assessment, the Company believes it is more likely than not that the fair value is less than the carrying value, a one-step goodwill impairment test is performed. The Company assesses the impairment of goodwill at least annually. The Company conducts its annual goodwill impairment test as of the first day of the fourth quarter. The Company concluded that there was no impairment in the 2020 or 2019 fiscal years.

n.

Shipping Costs – Most of the costs for third-party shippers for transporting products to customers are paid for or reimbursed by customers. The Company records minimal shipping costs in selling, general and administrative expenses.

o.

Property, Plant and Equipment – Property, plant and equipment are stated at cost less accumulated depreciation and amortization. The Company capitalizes additions, improvements and major renewals and expenses maintenance, repairs and minor renewals as incurred. Depreciation and amortization are computed principally by the straight-line method over the estimated useful lives of the assets. Machinery, equipment, furniture and fixtures are generally depreciated over 10 years. Building and leasehold improvements are generally depreciated over 25-30 years or the term of the lease, if shorter. The depreciation and amortization expenses associated with property, plant and equipment were $1,544, $1,784 and $1,833 for the 2020, 2019 and 2018 fiscal years, respectively.

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

u.

Leases - The Company has operating leases related to land, office space, warehouse space and equipment. All of the Company’s leases have been assessed to be operating leases. Renewal options are included in the lease terms to the extent the Company is reasonably certain to exercise the option. The exercise of lease renewal options is at the Company’s sole discretion. The incremental borrowing rate represents the Company’s ability to borrow on a collateralized basis over a term similar to the lease term. The leases typically contain renewal options for periods ranging from one year to ten years and require the Company to pay real estate taxes and other operating costs. The latest land lease expiration is 2068 assuming exercise of all applicable renewal options by the Company. The Company’s existing leases are not subject to any restrictions or covenants which preclude its ability to pay dividends, obtain financing or exercise its available renewal options.

2.	MArketable Securities

In the 2019 fiscal year, The Company recorded losses on the sales of marketable securities of $1,498 in connection with the funding of a special cash dividend of $4.25 per share paid in February 2019. The change in the U.S. tax code, as provided by the Tax Cuts and Jobs Act (“Tax Act”), has allowed the Company to repatriate its foreign accumulated income at a lower effective tax rate. In response to the Tax Act, the Company liquidated certain marketable securities and repatriated cash held by foreign subsidiaries during the fourth quarter of the 2018 fiscal year. As a result, the Company recorded losses on the sales of marketable securities of $1,342 in connection with the repatriation of cash, the prepayment of all outstanding debt under the Credit Agreement, dated as of January 15, 2016, between the Company and HSBC Bank USA, in the amount of approximately $68,500 of principal and the funding of a special cash dividend of $3.00 per share paid in February 2018.

The following is a summary of available-for-sale securities:

	March 1, 2020
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$101,390	$101,390	$-	$-
U.S. corporate debt securities	15,555	15,555	-	-
Total marketable securities	$116,945	$116,945	$-	$-

	March 3, 2019
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$68,718	$68,718	$-	$-
U.S. corporate debt securities	11,899	11,899	-	-
Total marketable securities	$80,617	$80,617	$-	$-

The following tables show the amortized cost basis, gross unrealized gains and losses and gross realized gains and losses on the Company’s available-for-sale securities:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses
March 1, 2020:
U.S. Treasury and other government securities	$100,626	$764	$-
U.S. corporate debt securities	15,473	82	-
Total marketable securities	$116,099	$846	$-

March 3, 2019:
U.S. Treasury and other government securities	$68,727	$44	$53
U.S. corporate debt securities	11,924	7	32
Total marketable securities	$80,651	$51	$85

	Fiscal Year
	2020	2019	2018

Gross realized gains on sale	$90	$-	$-

Gross realized losses on sale	$75	$1,498	$1,342

The estimated fair values of such securities at March 1, 2020, by contractual maturity, are shown below:

Due in one year or less	$43,498
Due after one year through five years	73,447
$116,945

3.	Other Consolidated balance sheet data

Other consolidated balance sheet data consisted of the following:

	March 1,	March 3,
	2020	2019

Inventories:
Raw materials	$5,319	$4,556
Work-in-process	254	232
Finished goods	806	479
	$6,379	$5,267

Property, plant and equipment:
Land, buildings and improvements	$13,642	$13,187
Machinery, equipment, furniture and fixtures	35,182	56,961
	48,824	70,148
Less: accumulated depreciation and amortization	32,724	59,357
	$16,100	$10,791

Goodwill and other intangible assets:
Goodwill	$9,776	$9,776
Other intangibles	28	35
	$9,804	$9,811

Accrued liabilities:
Payroll and payroll related	$578	$823
Employee benefits	1	6
Workers' compensation	111	122
Professional fees	467	451
Restructuring (Notes 8 and 14)	432	1,324
Other	120	194
	$1,709	$2,920

4.	Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax reform commonly referred to as the Tax Cuts and Jobs Act (“TCJA” or “Tax Act”). The Tax Act made comprehensive changes to the U.S. Tax Code, including, but not limited to, (i) reducing the U.S. corporate tax rate from 35% to 21%, (ii) changing the rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017, (iii) immediate expensing of certain qualified property, (iv) eliminating certain deductions, (v) repealing the corporate minimum tax, and (vi) changing the manner in which international operations are taxed in the U.S., including  a mandatory one-time transition tax on the accumulated untaxed earnings of foreign subsidiaries of U.S. shareholders.  The majority of the changes resulting from the Tax Act are effective for tax years beginning in calendar 2018.  However, U.S. GAAP requires that certain impacts of the Tax Act be recognized in the income tax provision in the period of enactment.  The corporate tax rate reduction was effective on January 1, 2018.  The Company’s Federal statutory tax rate is 21% for the 2019 and 2020 fiscal years and a blended rate of 32.9% for the 2018 fiscal year.

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

The income tax provision (benefit) for continuing operations includes the following:

	Fiscal Year
	2020	2019	2018

Current:
Federal	$2,556	$1,776	$22,968
State and local	40	164	51
Foreign	383	258	481
	2,979	2,198	23,500

Deferred:
Federal	899	(71)	(41,624)
State and local	(12)	(362)	(21)
Foreign	-	26	(17)
	887	(407)	(41,662)
	$3,866	$1,791	$(18,162)

The income tax provision (benefit) for discontinued operations includes the following:

	Fiscal Year
	2020	2019	2018

Current:
Federal	$(183)	$11,198	$(1,400)
State and local	(15)	1,455	168
Foreign	-	1,397	327
	(198)	14,050	(905)

Deferred:
Federal	-	686	(430)
State and local	(38)	564	(31)
Foreign	-	(617)	63
	(38)	633	(398)
	$(236)	$14,683	$(1,303)

State income tax benefits from loss carryforwards to future years were recognized as deferred tax assets in the 2020, 2019 and 2018 fiscal years.

Notwithstanding the U.S. taxation of the deemed repatriated foreign earnings as a result of the transition tax, the Company intends to indefinitely invest approximately $25 million of undistributed earnings outside of the U.S. If these future earnings are repatriated to the U.S., or if the Company determines that such earnings will be remitted in the foreseeable future, the Company may be required to accrue U.S. deferred taxes. In connection with sale of the Electronics Business and the enactment of the Tax Act, the Company repatriated $100,216, $113,600, and $135,300 in cash from its Singapore and French subsidiaries in the 2020, 2019 and 2018 fiscal years, respectively.

The Company’s pre-tax earnings (loss) from continuing operations in the United States and foreign locations are as follows:

	Fiscal Year
	2020	2019	2018

United States	$11,676	$6,661	$(652)
Foreign	2,395	1,436	962
Earnings before income taxes	$14,071	$8,097	$310

The Company’s pre-tax earnings (loss) from discontinued operations in the United States and foreign locations are as follows:

	Fiscal Year
	2020	2019	2018

United States	$(887)	$7,485	$(7,512)
Foreign	-	114,437	8,332
(Loss) earnings before income taxes	$(887)	$121,922	$820

The Company’s effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

	Fiscal Year
	2020	2019	2018

Statutory U.S. Federal tax rate	21.0%	21.0%	32.9%
State and local taxes, net of	0.1%	1.6%	(41.4%)
Federal benefit
Foreign tax rate differentials	(0.6%)	(0.8%)	(117.6%)
Valuation allowance on deferred tax assets	(0.1%)	(2.8%)	-
Adjustment on tax accruals	(17.6%)	2.9%	56.8%
ASC 740-10 change	23.5%	0.4%	104.7%
Foreign tax credits	(2.7%)	(3.2%)	(118.0%)
U.S. Tax Reform	-	-	(5,944.2%)
Subpart F	4.0%	4.0%	281.1%
Permanent differences and other	(0.1%)	(1.0%)	(104.0%)
	27.5%	22.1%	(5,849.7%)

The Company had state net operating loss carryforwards of approximately $2,515 and $3,161 in the 2020 and 2019 fiscal years, respectively, and total net foreign operating loss carryforwards of approximately $7,798 and $7,862 in the 2020 and 2019 fiscal years, respectively. The Company utilized $64 of net operating loss in the 2020 fiscal year. The Company has a valuation allowance against the remaining carryforwards. The state net operating loss carryforwards will expire in 2021 through 2039.

The Company had available Kansas tax credits of $45 and $236 at the end of the 2020 and 2019 fiscal years, respectively. Kansas credits of $191 were utilized in 2020 and a corresponding tax benefit was recognized.  The Company had Arizona tax credits of $576 and $135 in the 2020 and 2019 fiscal years, respectively, for which no benefit has been provided.

The deferred tax asset valuation allowance of $3,175 as of March 1, 2020 relates to foreign net operating losses and state tax credit carryforwards from continuing operations for which the Company does not expect to realize any tax benefit. During the 2020 fiscal year, the valuation allowance increased by $420, primarily related to the recognition of the Arizona tax credits. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities from continuing operations as of March 1, 2020 and March 3, 2019 were as follows:

	March 3,	February 25,
	2020	2019

Deferred tax assets:
Net operating loss carryforwards	$2,608	$2,709
Tax credits carryforward	621	135
Stock options	1,120	1,206
Other, net	478	574
	4,827	4,624
Valuation allowance on deferred tax assets	(3,175)	(2,755)
Total deferred tax assets, net of valuation allowance	1,652	1,869
Deferred tax liabilities:
Depreciation	(1,743)	(1,368)
Undistributed earnings	(2)	(333)
Other	(699)	(154)
Total deferred tax liabilities	(2,444)	(1,855)
Net deferred tax asset (liability)	$(792)	$14

At March 1, 2020 and March 3, 2019, the Company had gross unrecognized tax benefits and related interest of $4,356 and $1,016, respectively, included in other liabilities.   If any portion of the unrecognized tax benefits at March 1, 2020 were recognized, the Company’s effective tax rate would decrease.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for continuing operations is as follows:

	Unrecognized Tax Benefits
	March 1,	March 3,	February 25,
	2020	2019	2018

Balance, beginning of year	$937	$314	$-
Tax positions - Discontinued Ops in prior period	-	187	-
Gross decreases - tax positions in prior period	(32)	(256)	-
Gross increases - current period tax positions	3,259	784	314
Audit settlements	-	(92)	-
Balance, end of year	$4,164	$937	$314

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for discontinued operations is as follows:

	Unrecognized Tax Benefits
	March 1,	March 3,	February 25,
	2020	2019	2018

Balance, beginning of year	$-	$187	$1,024
Tax positions - Discontinued Ops in prior period	-	(187)	-
Gross decreases - tax positions in prior period	-	-	(688)
Gross increases - current period tax positions	-	-	6
Lapse of statute of limitations	-	-	(155)
Balance, end of year	$-	$-	$187

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

A list of open tax years by major jurisdiction follows:

U.S. Federal	2018	-	2020
California	2017	-	2020
New York	2018	-	2020
France	2017	-	2020
Singapore	2016	-	2020

The Company had approximately $193 and $79 of accrued interest and penalties as of March 1, 2020 and March 3, 2019, respectively. The Company’s policy is to include applicable interest and penalties related to unrecognized tax benefits as a component of current income tax expense.

The Company has no ongoing examinations of its Federal or state tax returns.  The Internal Revenue Service completed its examination of the 2016 fiscal year tax returns in June 2018.

5.     STOCK-BASED COMPENSATION

As of March 1, 2020, the Company had a 2018 Stock Option Plan (the “2018 Plan”) and no other stock-based compensation plan. The 2018 Plan was adopted by the Board of Directors of the Company on May 8, 2018 and approved by the shareholders of the Company at the Annual Meeting of Shareholders of the Company on July 24, 2018. Prior to the 2018 Plan, the Company had the 2002 Stock Option Plan (the “2002 Plan”) which had been approved by the Company’s shareholders and provided for the grant of stock options to directors and key employees of the Company. All options granted under the 2018 Plan and 2002 Plan have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant, which, pursuant to the terms of such Plans, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date an option is granted. Options granted under the Plans become exercisable 25% one year after the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire 10 years after the date of grant. Options to purchase a total of 800,000 shares of common stock were authorized for grant under the 2018 Plan. At March 1, 2020, 692,100 shares of common stock of the Company were reserved for issuance upon exercise of stock options under the 2018 Plan.

The compensation expense for stock options includes an estimate for forfeitures and is recognized on a straight-line basis over the requisite service period.

The future compensation expense to be recognized in earnings before income taxes for options outstanding at March 1, 2020 was $408, which is expected to be recognized ratably over a weighted average vesting period of 3.15 years.

The Company records its stock-based compensation at fair value. The weighted average fair value for options was estimated at the dates of grants, using the Black-Scholes option pricing model.

The following table represents the weighted average fair value and valuation assumptions used for options granted in the 2020, 2019 and 2018 fiscal years:

	Fiscal Year
	2020			2019	2018

Weighted average fair value per share of option grants	$3.75	-	$4.03	$3.66	-
Risk-free interest rates	2.24%	-	2.26%	2.83%	-
Expected stock price volatility	30.4%	-	31.5%	24.7%	-
Expected dividend yields		2.43%		2.32%	-
Estimated option terms (Years)	4.3	-	5.8	5.2	-

The risk-free interest rates are based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the estimated term of the options at the date of grant. Volatility factors are based on historical volatility of the Company’s common stock. The expected dividend yields are based on the regular quarterly cash dividend per share most recently declared by the Company and on the exercise price of the options granted during the 2020 fiscal year. The estimated terms of the options are based on evaluations of the historical and expected future employee exercise behavior.

During the 2020 fiscal year, the Company recorded non-cash charges of $208 related to the modification of previously granted employee stock options resulting from the $1.00 per share special cash dividend paid by the Company in February 2020. During the 2019 fiscal year, the Company recorded non-cash charges of $528 related to the modification of previously granted employee stock options resulting from the $4.25 per share special cash dividend paid by the Company in February 2019. Selling, general and administrative expenses in the 2020 fiscal year included $726 of stock option expenses compared to $1,249 of such expenses in the 2019 fiscal year.

Information with respect to stock option activity follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance, February 26, 2017	1,070,529	$21.08
Granted	-	-
Exercised	(6,900)	13.36
Terminated or expired	(178,075)	22.55
Balance, February 25, 2018	885,554	$17.55
Granted	2,650	13.50
Exercised	(244,382)	12.18
Terminated or expired	(103,113)	18.75
Balance, March 3, 2019	540,709	$13.49		$227
Granted	114,450	15.44
Exercised	(32,873)	11.64
Terminated or expired	(111,652)	15.95
Balance, March 1, 2020	510,634	$12.45	5.21	$746
Vested and exercisable, March 1, 2020	400,659	$12.64	4.12	$509
Expected to vest, March 1, 2020	479,996	$12.45	5.21	$701

The aggregate intrinsic values realized (the market value of the underlying shares on the date of exercise, less the exercise price, times the number of shares acquired) from the exercise of options during the 2020, 2019 and 2018 fiscal years were $124, $1,157 and $44, respectively.

A summary of the status of the Company’s non-vested options at March 1, 2020, and changes during the fiscal year then ended, is presented below:

	Shares Subject to Options	Weighted Average Grant Date Fair Value

Non-vested, beginning of year	25,600	$3.50
Granted	114,450	3.97
Vested	(22,960)	3.48
Terminated or expired	(7,114)	3.92
Non-vested, end of year	109,976	$3.96

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

On March 10, 2016, the Company announced that its Board of Directors authorized the Company’s purchase, on the open market and in privately negotiated transactions, of up to 1,000,000 additional shares of its common stock, in addition to the unused prior authorization to purchase shares of the Company’s common stock announced on January 8, 2015. During the 2016 fiscal year, the Company purchased 599,832 shares pursuant to the above authorizations at an aggregate purchase price of $12,187. As a result, the Company is authorized to purchase up to a total of 1,531,412 shares of its common stock, representing approximately 7.5% of the Company’s 20,518,823 total outstanding shares as of the close of business on March 1, 2020.

Reserved Common Shares – At March 1, 2020, 692,100 shares of common stock were reserved for issuance upon exercise of stock options.

Accumulated Other Comprehensive Earnings (Loss) – Accumulated balances related to each component of other comprehensive earnings were as follows:

	March 1, 2020	March 3, 2019

Unrealized gains (losses) on investments, net of taxes of $690 and $1,157, respectively	$668	$(22)
Accumulated balance	$668	$(22)

7.	EARNINGS PER SHARE

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

The following table sets forth the calculation of basic and diluted earnings per share:

	Fiscal Year
(Amounts in thousands, except per share amounts)	2020	2019	2018

Net earnings - continuing operations	$10,205	$6,306	$18,472
Net (loss) earnings - discontinued operations	(653)	107,239	2,123
Net earnings	$9,552	$113,545	$20,595

Weighted average common shares outstanding for basic EPS	20,507	20,288	20,237
Net effect of dilutive options	88	97	30
Weighted average shares outstanding for diluted EPS	20,595	20,385	20,267

Basic earnings per share - continuing operations	$0.50	$0.31	$0.91
Basic (loss) earnings per share - discontinued operations	(0.03)	5.29	0.11
Basic earnings per share	$0.47	$5.60	$1.02

Diluted earnings per share - continuing operations	$0.50	$0.31	$0.91
Diluted (loss) earnings per share - discontinued operations	(0.03)	5.26	0.11
Diluted earnings per share	$0.47	$5.57	$1.02

Potentially dilutive stock options, which were not included in the computation of diluted earnings per share because either the effect would have been antidilutive or the options’  exercise prices were greater than the average market price of the common stock, were 132,000, 213,893 and 606,357 for the 2020, 2019 and 2018 fiscal years, respectively.

8.	restructuring charges

The Company recorded restructuring charges of $0, $0 and $146 in the 2020, 2019 and 2018 fiscal years, respectively, related to the closure, in the 2012 fiscal year, of the Company’s Park Advanced Composite Materials, Inc. business unit located in Waterbury, Connecticut.

9.	Employee Benefit Plans

Profit Sharing Plan – The Company has a non-contributory profit sharing retirement plan covering substantially all full-time employees in the United States. The plan may be modified or terminated at any time, but in no event may any portion of the contributions revert back to the Company. The Company's estimated contributions are accrued at the end of each fiscal year and paid to the plan in the subsequent fiscal year. The Company’s contributions to the plan were $160 and $73 for fiscal years 2019 and 2018, respectively. The contribution for fiscal year 2020 has not been determined or paid. Contributions are discretionary and may not exceed the amount allowable as a tax deduction under the Internal Revenue Code.

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

On January 3, 2018, in connection with the Company’s prepayment of the entire loan balance, the Company terminated the Credit Agreement. The prepayment was made with the Company’s cash and cash equivalents, marketable securities and restricted cash. In connection with the termination of the Credit Agreement, the Company expensed the remaining deferred financing costs of $144 in the fourth quarter of the fiscal year ended February 28, 2018.

Interest expense recorded under the Credit Agreement was approximately $0, $0 and $2,269 during the 2020, 2019 and 2018 fiscal years, respectively, which is included in interest expense on the Consolidated Statements of Operations.

11.	LEASES AND COMMITMENTS

The Company has operating leases related to land, office space, warehouse space and equipment. All of the Company’s leases have been assessed to be operating leases. Renewal options are included in the lease terms to the extent the Company is reasonably certain to exercise the option. The exercise of lease renewal options is at the Company’s sole discretion. The amounts disclosed in our consolidated balance sheet as of March 1, 2020, pertaining to the right-of-use assets and lease liabilities, are measured on our current expectations of exercising our available renewal options. The incremental borrowing rate represents the Company’s ability to borrow on a collateralized basis over a term similar to the lease term. The leases typically contain renewal options for periods ranging from one year to 10 years and require the Company to pay real estate taxes and other operating costs. The latest land lease expiration is 2068 assuming exercise of all applicable renewal options by the Company. The Company’s existing leases are not subject to any restrictions or covenants which preclude its ability to pay dividends, obtain financing or exercise its available renewal options.

Future minimum lease payments under non-cancellable operating leases as of March 1, 2020 are as follows:

Fiscal Year:
2021	$152
2022	90
2023	61
2024	61
2025	-
Thereafter	161
Total undiscounted operating lease payments	525
Less imputed interest	(105)
Present value of operating lease payments	$420

The above payment schedule includes renewal options that the Company is reasonably likely to exercise. Leases with an initial term of 12 months or less are not recorded on the Company’s balance sheet. The Company recognizes lease expense for leases on a straight-line basis over the terms of the leases. The above payment schedule does not include lease payments of $334 in 2021 for the Company’s idle facility in Fullerton, California that have been accrued on the consolidated balance sheets in accrued liabilities.

During the 2020 fiscal year, the Company’s operating lease expense was $318. Cash payments of $309, pertaining to operating leases, are reflected in the consolidated cash flow statement under cash flows from operating activities.

The following table sets forth the right-of-use assets and operating lease liabilities as of March 1, 2020:

Operating right-of-use assets	$420

Operating lease liabilities	$152
Long-term operating lease liabilities	268
Total operating lease liabilities	$420

The Company’s weighted average remaining lease term for its operating leases is 5.87 years.

These non-cancelable leases have the following payment schedule:

Fiscal Year	Amount
2021	$152
2022	90
2023	61
2024	61
2025	-
Thereafter	-
$364

The above payment schedule does not include renewal options that have not been committed to. An additional $161 would be included in the period after 2024 if the Company included renewal periods that the Company deems likely to renew.

Rental expenses, inclusive of real estate taxes and other costs, were $368, $346 and $432 for the 2020, 2019 and 2018 fiscal years, respectively.

In December 2018, PATC entered into a Development Agreement with the City of Newton, Kansas and the Board of County Commissioners of Harvey County, Kansas. Pursuant to this agreement, PATC agreed to construct and operate an additional manufacturing facility of approximately 90,000 square feet for the design, development and manufacture of advanced composite materials and parts, structures and assemblies for aerospace. PATC further agreed to equip the facility through the purchase of machinery, equipment and furnishings and to create additional new full-time employment of specified levels during a five-year period. In exchange for these agreements, the City and the County agreed to lease to PATC three acres of land at the Newton, Kansas Airport, in addition to the eight acres previously leased to PATC by the City and County. The City and County further agreed to provide financial and other assistance toward the construction of the additional facility as set forth in the Development Agreement. The Company estimates the total cost of the additional facility to be approximately $21 million, and the Company expects to complete the construction of the additional facility in the second half of the 2020 calendar year. As of March 1, 2020, the Company had $997 in equipment purchase obligations and $7,647 of construction-in-progress related to the additional facility. On July 16, 2019, PATC was merged into the Company and ceased to exist, and the Company assumed the rights and obligations of PATC, including the rights and obligations of PATC under the Development Agreement. (See Note 1, Consolidated Financial Statements)

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

On July 25, 2018, the Company entered into a definitive agreement to sell its Electronics Business to AGC Inc. for $145,000 in cash, subject to post-closing adjustments for changes in working capital compared to target net working capital, excluding cash in certain acquired subsidiaries and certain accrued and unpaid taxes of certain acquired subsidiaries. The net cash proceeds from the sale were approximately $124,156, net of transaction costs of approximately $7,657 and taxes of approximately $13,187. The net gain on the Sale was estimated to be $102,145. The net gain on the sale was calculated as the sum of the gains on the sale of each of the Electronics Business subsidiaries as determined by the total consideration allocation between the subsidiaries, less the respective tax bases and deductible transaction costs for each of the subsidiaries. The total consideration allocation for Nelco Products Pte. Ltd (Singapore), Neltec, Inc. (US), and Neltec SA (France), was 82%, 16%, and 2%, respectively, as agreed upon by the Company and AGC Inc. The Company completed this transaction on December 4, 2018.

The Company has classified the operating results of its former Electronics Business, together with certain costs related to the transaction, as discontinued operations, net of tax, in the Consolidated Statements of Operations. The Company has income in the U.S., Singapore and France, the blended tax rates for discontinued operations for the 2020, 2019 and 2018 fiscal years were negative 26.4%, 12.0% and negative 158.9%, respectively.

The following table shows the summary operating results of the discontinued operations:

	Fiscal Year Ended

	March 1,	March 3,	February 25,
	2020	2019	2018

Net sales	$-	$57,492	$70,966
Cost of sales	-	44,361	55,794
Gross profit	-	13,131	15,172
Selling, general and administrative expenses	234	8,826	9,510
Restructuring charges	941	636	4,876
(Loss) earnings from discontinued operations	(1,175)	3,669	786
Other income	288	118,253	34
(Loss) earnings from discontinued operations before income taxes	(887)	121,922	820
Income tax (benefit) provision	(234)	14,683	(1,303)
Net (loss) earnings from discontinued operations	$(653)	$107,239	$2,123

The restructuring expenses for discontinued operations were $108, $262 and $4,876 in the 2020, 2019 and 2018 fiscal years, respectively.

The following table sets forth the charges and accruals related to the consolidation:

	Accrual March 3, 2019	Current Period Charges	Cash Payments	Non-Cash Charges	Accrual March 1, 2020	Total Expense Accrued to Date	Total Expected Costs
Facility Lease Costs	$1,324	$99	$(991)	$-	$432	$2,929	$3,000
Severance Costs	-	-	-	-	-	1,081	1,081
Equipment Removal	-	586	(586)	-	-	586	586
Other	-	148	(148)	-	-	927	950
Total Restructuring Charges	$1,324	$833	$(1,725)	$-	$432	$5,523	$5,617

The Company recorded additional restructuring charges for discontinued operations of $833 and $374 during the 2020 and 2019 fiscal years, respectively, related to the closure of its electronics manufacturing plant located in Fullerton California in the 2018 fiscal year. The accrual balance of $432 is included in the consolidated balance sheets as the Company has assumed these obligations.

14.	GEOGRAPHIC REGIONS

The Company’s products are sold to customers in North America, Asia and Europe. The Company’s manufacturing facilities are located in Kansas. Sales are attributed to geographic regions based upon the region in which the materials were delivered to the customer. Sales between geographic regions were not significant.

Financial information regarding the Company’s continuing operations by geographic region is as follows:

	Fiscal Year
	2020	2019	2018

Sales:
North America	$56,264	$47,505	$38,641
Asia	1,378	1,070	563
Europe	2,372	2,541	1,026
Total sales	$60,014	$51,116	$40,230

Long-lived assets:
North America	$24,942	$19,372	$18,313
Asia	1,650	1,546	1,680
Europe	-	-	-
Total long-lived assets	$26,592	$20,918	$19,993

15.	Customer and Supplier Concentrations

As a result of the sale of the Electronics Business, the Company now operates in a single segment. As such, segment reporting is no longer provided.

Customers – Net sales to affiliate and non-affiliate subtier suppliers of General Electric Company were 48.2%, 42.8% and 30.5% of the Company’s total worldwide sales in the 2020, 2019 and 2018 fiscal years, respectively.  Net sales to AAE Aerospace were 10.6% of the Company’s total worldwide sales in the 2018 fiscal year.

While no other customer accounted for 10% or more of the Company's total worldwide net sales in the 2020, 2019 or 2018 fiscal years, the loss of a major customer or of a group of customers could have a material adverse effect on the Company's business or consolidated results of operations or financial position.

Sources of Supply – The principal materials used in the manufacture of the Company's advanced composite materials, aerospace grade reinforcements, thermoset resins and base chemicals. Although there is a limited number of qualified suppliers of these materials, the Company has nevertheless identified alternate sources of supply for many of such materials. While the Company has not experienced significant problems in the delivery of these materials and considers its relationships with its suppliers to be strong, a disruption of the supply of material from a principal supplier could adversely affect the Company's business. Furthermore, substitutes for these materials are not readily available, and an inability to obtain essential materials, if prolonged, could materially adversely affect the Company’s business.

16.	ACCOUNTING PRONOUNCEMENTS

Recently Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a lease (i.e., lessees and lessors). The new standard requires lessees to classify leases as either finance leases or operating leases and record a right-of-use asset and a lease liability for all leases with terms greater than 12 months regardless of their classification. An accounting policy election may be made to account for leases with a term of 12 months or less similar to existing guidance for operating leases today. ASU No. 2016-02 supersedes the existing guidance on accounting for leases. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which allows for an optional transition method for the adoption of Topic 842. The two permitted transition methods are now the modified retrospective approach, which applies the new lease requirements at the beginning of the earliest period presented, and the optional transition method, which applies the new lease requirements through a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2016-02 is effective for the Company’s fiscal year ending March 1, 2020 and the interim periods within that year. The Company adopted this standard in the first quarter of the 2020 fiscal year using the optional transition method. The optional transition method enables the Company to adopt the new standard as of the beginning of the period of adoption and does not require restatement of prior period financial information. As a result, prior period financial information has not been restated and continues to be reported under the accounting guidance that was effective during those periods. The Company also elected the practical expedients that allow the Company to carry forward the historical lease classification. At adoption, the Company elected the following practical expedients: (1) the “package of practical expedients”, pursuant to which the Company did not need to reassess its prior conclusions about lease identification, lease classification and initial direct costs, (2) creation of an accounting policy for short-term leases resulting in lease payments being recorded as an expense on a straight-line basis over the lease term, and (3) to account separately for lease and non-lease components for all leases. The Company has established an inventory of existing leases and implemented a new process of evaluating the classification of each lease. The financial impact of the adoption of the new standard in the 2020 fiscal year increased total assets and total liabilities by approximately $551 as of adoption. The financial impact of the adoption primarily relates to the capitalization of right-of-use assets and recognition of lease liability related to operating leases. See Note 11, Leases and Commitments, for additional information with respect to the impact of the adoption of the lease accounting guidance and the disclosures required by ASU 2016-02 and the related amendments.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  This ASU eliminates Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable.  This ASU is effective for public business entities that are SEC filers for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  The Company adopted this ASU in the fourth quarter of its 2020 fiscal year.  As a result of that election, the adoption of ASU 2017-04 did not have an impact on the Company’s consolidated financial statements.  See Note 1, Summary of Significant Accounting Practices, for additional information with respect to the adoption of the goodwill guidance and the disclosures required by ASU 2017-04.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows for reclassification of stranded tax effects resulting from U.S. Tax Reform from accumulated other comprehensive loss to retained earnings, but it does not require this reclassification. This ASU is effective for the Company’s fiscal year ended March 1, 2020 and the interim periods within that year. The Company adopted this ASU in the first quarter of its 2020 fiscal year and elected to reclassify the stranded tax effects resulting from U.S. Tax Reform. As a result of that election, the adoption of ASU 2018-02 did not have an impact on the Company’s consolidated financial statements and disclosures.

Recently Issued

In June 2018, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This ASU improves financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.  This ASU is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). For public companies that are not SEC filers, the ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. For all other organizations, the ASU on credit losses will take effect for fiscal years beginning after December 15, 2020, and for interim periods within fiscal years beginning after December 15, 2021.  The adoption of ASU 2016-13 will not have an impact on the Company’s consolidated financial statements and disclosures.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.  The changes simplify the accounting for a number of topics, some of which are narrow. Some of the proposed amendments eliminate specific exceptions to the general principles of income tax accounting while other changes clarify a handful of narrow issues within the broad topic of income tax accounting. The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. For all other entities, the requirements are effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted for: (1) public business entities for periods for which financial statements have not yet been issued, and (2) all other entities for periods for which financial statements have not yet been made available for issuance. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements and disclosures.

17.	SUSEQUENT EVENTS

Subsequent events were evaluated through May 14, 2020, which is the date of issuance of the audit report.

In December 2019, a novel strain of coronavirus was reported in Wuhan, China (“COVID-19”) and has since spread worldwide, including to the United States (the “U.S.”), posing public health risks that have reached pandemic proportions (the “COVID-19 Pandemic”). The COVID-19 Pandemic is disrupting supply chains and affecting production and sales across a range of industries. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers, employees and vendors all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact our financial condition or results of operations is uncertain.

The COVID-19 Pandemic did not have a significant impact on our results of operations and financial position or cash flow as of and for the fiscal year ended March 1, 2020. Subsequent to our fiscal year end the COVID-19 Pandemic has had significant impact on various markets and industries including industries the Company sells into, most notably the commercial and business aircraft industries. As of the date of this filing, significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 Pandemic. Currently, Park’s manufacturing operations have been deemed essential by the Federal Government of the U.S. and by the State of Kansas, and we are actively working with federal, state and local government officials to ensure that we continue to satisfy their requirements for continuing our manufacturing operations.

The COVID-19 Pandemic is having an unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis by mandating restrictions on social activity. These impacts include, but are not limited to, the potential adverse effect of the COVID-19 Pandemic on the economy, the Company’s vendors, employees, customers and OEMs, as well as end-users of the Company’s products, including the commercial and business aircraft industry. Continued impacts of the pandemic could materially adversely impact global economic conditions, the Company’s business, results of operations and cash flows, and may require actions in response, including but not limited to expense reductions, in an effort to mitigate such impacts. The extent of the impact of the COVID-19 Pandemic on the Company’s business and financial results will depend largely on future developments, including the duration of the spread of the outbreak, the impact on capital and financial markets and the related impact on the financial circumstances of the Company’s customers and OEMs, as well as end-users of the Company’s products, including the commercial and business aircraft industry, all of which are highly uncertain and cannot be predicted. This situation is changing rapidly, and additional impacts may arise that the Company is not aware of currently. Although it is not possible to predict the extent or length of the impact, it is almost certain the Company’s sales to the commercial and business aircraft industries will be negatively impacted.

Even after the COVID-19 Pandemic has subsided, the Company may continue to experience adverse impacts to its business as a result of any economic recession or depression that has occurred or may occur in the future or specific economic recovery in the industries the Company serves.

The continued operation of the Company’s Kansas facility is critically dependent on maintaining the wellbeing of the employees that staff the facility. The Company has provided all employees at its manufacturing facility with detailed health and safety literature on COVID-19. In addition, the Company’s procurement and safety teams have updated and developed new safety-oriented guidelines to support daily operations, and the Company is in the process of providing appropriate personal protection equipment to its employees.  The Company has implemented work from home policies at its office in the State of New York. The COVID-19 Pandemic will likely impact Park financially; however, the Company cannot presently predict the scope and severity with which the COVID-19 Pandemic will impact its business, results of operations and cash flows.

The Company believes that our existing cash, cash equivalents and marketable securities, and cash flow from operations will be sufficient to fund necessary capital expenditures and operating cash requirements for at least the next 12 months from the date of the filing of this Form 10-K Annual Report. The Company further believes that its balance sheet and financial position to be very strong, and the Company believes it is well positioned to weather the impact of the Pandemic on its business as a result.

On March 27, 2020 the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted and implements certain tax legislation, among which modifies the carryback period and limitation on utilization of net operating losses and temporarily increases the interest expense limitation pursuant to Section 163(j).  The Company will evaluate the impact of the CARES Act on its financial statements in subsequent periods.

PARK AEROSPACE CORP. AND SUBSIDIARIES

Selected Quarterly Financial Data (Unaudited)

(Amounts in thousands, except per share amounts)

	Quarter
	First	Second	Third	Fourth
Fiscal 2020:
Net sales	$14,950	$13,723	$15,847	$15,494
Gross profit	4,804	3,813	5,022	5,034
Net earnings from continuing operations	2,714	2,052	2,806	2,633
Net (loss) earnings from discontinued operations	(127)	83	(360)	(249)
Net earnings	2,587	2,135	2,446	2,384
Basic earnings (loss) per share:
Basic net earnings per share from continuing operations	$0.13	$0.10	$0.14	$0.13
Basic net earnings (loss) per share from discontinued operations	-	-	(0.02)	(0.01)
Basic earnings per share	0.13	0.10	0.12	0.12

Diluted earnings (loss) per share:
Diluted net earnings per share from continuing operations	$0.13	$0.10	$0.14	$0.13
Diluted net earnings (loss) per share from discontinued operations	-	-	(0.02)	(0.01)
Diluted earnings per share	0.13	0.10	0.12	0.12

Weighted average common shares outstanding:
Basic	20,492	20,499	20,518	20,519
Diluted	20,586	20,601	20,617	20,578

Fiscal 2019:
Net sales	$10,393	$11,211	$12,853	$16,659
Gross profit	2,852	3,145	4,284	5,903
Net earnings from continuing operations	816	1,824	2,078	1,588
Net earnings from discontinued operations	2,352	876	1,613	102,398
Net earnings	3,168	2,700	3,691	103,986

Basic Earnings per share:
Basic net earnings per share from continuing operations	$0.04	$0.09	$0.10	$0.08
Basic net earnings per share from discontinued operations	0.12	0.04	0.08	5.02

Basic earnings per share	0.16	0.13	0.18	5.10

Diluted Earnings per share:
Diluted net earnings per share from continuing operations	$0.04	$0.09	$0.10	$0.08
Diluted net earnings per share from discontinued operations	0.12	0.04	0.08	4.99

Diluted earnings per share	0.16	0.13	0.18	5.07

Weighted average common shares outstanding:
Basic	20,242	20,253	20,278	20,370
Diluted	20,296	20,382	20,352	20,501

Earnings per share are computed separately for each quarter. Therefore, the sum of such quarterly per share amounts may differ from the total for each year.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.     CONTROLS AND PROCEDURES.

(a)     Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 1, 2020, the end of the fiscal year covered by this annual report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such fiscal year, the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 1, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control–Integrated Framework (2013). Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of March 1, 2020.

(c)     Changes in Internal Control Over Financial Reporting.

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

The information called for by this Item (except for information as to the Company's executive officers, which information appears elsewhere in this Report) is incorporated by reference to the Company's definitive proxy statement for the 2020 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION.

The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2020 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2020 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2020 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

This information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2020 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
		Page

	(a) Documents filed as a part of this Report:

	(1) Consolidated Financial Statements:

	The following Consolidated Financial Statements of the Company are included in Part II, Item 8:

	Report of Independent Registered Public Accounting Firm	42

	Consolidated Balance Sheets	43

	Consolidated Statements of Operations	44

	Consolidated Statements of Comprehensive Earnings	45

	Consolidated Statements of Shareholders' Equity	46

	Consolidated Statements of Cash Flows	47

	Notes to Consolidated Financial Statements (1-16)	48

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

PARK AEROSPACE CORP. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Column C
Column A	Column B	Additions		Column D	Column E

Description	Balance at Beginning of Period	Costs and Expenses	Other	Reductions	Balance at End of Period

DEFERRED INCOME TAX ASSET VALUATION ALLOWANCE:

52 weeks ended March 1, 2020	$2,755,000	$420,000	$-	$-	$3,175,000
53 weeks ended March 3, 2019	$2,981,000	$-	$-	$(226,000)	$2,755,000
52 weeks ended February 25, 2018	$2,982,000	$-	$-	$(1,000)	$2,981,000

			Column D
Column A	Column B	Column C	Other		Column E

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Accounts Written Off (A)	Translation Adjustment	Balance at End of Period

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

52 weeks ended March 1, 2020	$32,000	$41,000	$-	$-	$73,000
53 weeks ended March 3, 2019	$32,000	$-	$-	$-	$32,000
52 weeks ended February 25, 2018	$32,000	$-	$-	$-	$32,000

(A) Uncollectible amounts, net of recoveries

EXHIBIT INDEX

Exhibit Numbers	Description

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

3.3	Certificate of Amendment of the Certificate of Incorporation, changing the name of the Company from “Park Electrochemical Corp.” to “Park Aerospace Corp.” filed with the New York Department of State on July 16, 2019 (Reference is made to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated July 22, 2019 Commission File No. 1-4415, which is incorporated herein by reference.)

3.4	By-Laws, amended and restated as of July 16, 2019 (Reference is made to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated July 22, 2019 Commission File No. 1-4415, which is incorporated herein by reference.)

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

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended March 1, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 1, 2020 and March 3, 2019, (ii) Consolidated Statements of Operations for the years ended March 1, 2020, March 3, 2019 and February 25, 2018, (iii) Consolidated Statements of Comprehensive Earnings for the years ended March 1, 2020, March 3, 2019 and February 25, 2018, (iv) Consolidated Statements of Shareholders’ Equity for the years ended March 1, 2020, March 3, 2019 and February 25, 2018 and (v) Consolidated Statements of Cash Flows for the years ended March 1, 2020, March 3, 2019 and February 25, 2018 .*+

* Filed electronically herewith.

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

Date: May 14, 2020	PARK AEROSPACE CORP.

By: /s/ Brian E. Shore
Brian E. Shore,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian E. Shore Brian E. Shore	Chairman of the Board, Chief Executive Officer and Director (principal executive officer)	May 14, 2020

/s/ P. Matthew Farabaugh P. Matthew Farabaugh	Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	May 14, 2020

/s/ Dale Blanchfield Dale Blanchfield	Director	May 14, 2020

/s/ Emily J. Groehl Emily J. Groehl	Director	May 14, 2020

/s/ Carl W. Smith Carl W. Smith	Director	May 14, 2020

/s/ Steven T. Warshaw Steven T. Warshaw	Director	May 14, 2020