Form 10-Q
period 2020-08-30
PARK AEROSPACE CORP
filed 2020-10-08
CIK 76267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,381,426 as of October 2, 2020.

PARK AEROSPACE CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	August 30, 2020 (Unaudited)	March 1, 2020*

ASSETS
Current assets
Cash and cash equivalents	$2,287	$5,410
Marketable securities (Note 3)	116,403	116,945
Accounts receivable, less allowance for doubtful accounts of $81 and $73, respectively	7,270	10,925
Inventories (Note 4)	5,103	6,379
Prepaid expenses and other current assets	3,783	5,535
Total current assets	134,846	145,194

Property, plant and equipment, net	19,479	16,100
Operating right-of-use assets (Note 5)	341	420
Goodwill and other intangible assets	9,800	9,804
Other assets	257	268
Total assets	$164,723	$171,786

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,899	$4,735
Operating lease liability (Note 5)	132	152
Accrued liabilities	1,408	1,709
Income taxes payable	2,641	2,111
Total current liabilities	6,080	8,707

Long-term operating lease liability (Note 5)	221	268
Non-current income taxes payable (Note 9)	14,303	15,986
Deferred income taxes (Note 9)	738	834
Other liabilities	4,421	4,316
Total liabilities	25,763	30,111

Commitments and contingencies (Note 12)

Shareholders' equity (Note 8)
Common stock	2,096	2,096
Additional paid-in capital	169,955	169,862
Accumulated deficit	(22,939)	(21,774)
Accumulated other comprehensive earnings	669	668
	149,781	150,852
Less treasury stock, at cost	(10,821)	(9,177)
Total shareholders' equity	138,960	141,675
Total liabilities and shareholders' equity	$164,723	$171,786

* The balance sheet at March 1, 2020 has been derived from the audited consolidated financial statements at that date.

See Notes to Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	13 Weeks Ended (Unaudited)		26 Weeks Ended (Unaudited)
	August 30,	September 1,	August 30,	September 1,
	2020	2019	2020	2019

Net sales	$9,250	$13,723	$21,463	$28,673
Cost of sales	6,612	9,910	15,151	20,056
Gross profit	2,638	3,813	6,312	8,617
Selling, general and administrative expenses	1,552	1,914	3,182	3,836
Earnings from continuing operations	1,086	1,899	3,130	4,781
Interest and other income	525	863	1,181	1,811
Earnings from continuing operations before income taxes	1,611	2,762	4,311	6,592
Income tax provision (Note 9)	460	710	1,188	1,826
Net earnings from continuing operations	1,151	2,052	3,123	4,766
(Loss) earnings from discontinued operations, net of tax (Note 11)	(197)	83	(212)	(44)
Net earnings	$954	$2,135	$2,911	$4,722

Earnings (loss) per share (Note 7)
Basic:
Continuing operations	$0.06	$0.10	$0.15	$0.23
Discontinued operations	(0.01)	-	(0.01)	-
Basic earnings per share	$0.05	$0.10	$0.14	$0.23
Basic weighted average shares	20,381	20,499	20,392	20,495

Diluted:
Continuing operations	$0.06	$0.10	$0.15	$0.23
Discontinued operations	(0.01)	-	(0.01)	-
Diluted earnings per share	$0.05	$0.10	$0.14	$0.23
Diluted weighted average shares	20,433	20,601	20,447	20,593

Dividends declared per share	$0.10	$0.10	$0.20	$0.20

See Notes to Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts in thousands)

	13 Weeks Ended (Unaudited)		26 Weeks Ended (Unaudited)
	August 30,	September 1,	August 30,	September 1,
	2020	2019	2020	2019

Net earnings	$954	$2,135	$2,911	$4,722
Other comprehensive (loss) earnings, net of tax:
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	109	225	397	569
Less: reclassification adjustment for gains included in net earnings	(37)	(15)	(54)	(23)
Unrealized losses on marketable securities:
Unrealized holding losses arising during the period	(275)	(24)	(342)	(27)
Less: reclassification adjustment for losses included in net earnings	-	7	-	20
Other comprehensive (loss) earnings	(203)	193	1	539
Total comprehensive earnings	$751	$2,328	$2,912	$5,261

See Notes to Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Earnings (Loss)	Shares	Amount

Balance, March 1, 2020	20,965,144	$2,096	$169,862	$(21,774)	$668	446,321	$(9,177)
Net earnings	-	-	-	1,957	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	204	-	-
Stock-based compensation	-	-	43	-	-	-	-
Repurchase of treasury shares	-	-	-	-	-	137,397	(1,644)
Cash dividends ($0.10 per share)	-	-	-	(2,038)	-	-	-
Balance, May 31, 2020	20,965,144	2,096	169,905	(21,855)	872	583,718	(10,821)
Net earnings	-	-	-	954	-	-	-
Unrealized loss on marketable securities, net of tax	-	-	-	-	(203)	-	-
Stock-based compensation	-	-	50	-	-	-	-
Cash dividends ($0.10 per share)	-	-	-	(2,038)	-	-	-
Balance, August 30, 2020	20,965,144	$2,096	$169,955	$(22,939)	$669	583,718	$(10,821)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Earnings (Loss)	Shares	Amount

Balance, March 3, 2019	20,965,144	$2,096	$169,395	$(2,605)	$(22)	479,191	$(9,853)
Net earnings	-	-	-	2,587	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	346	-	-
Stock options exercised	-	-	(56)	-	-	(6,200)	127
Stock-based compensation	-	-	124	-	-	-	-
Cash dividends ($0.10 per share)	-	-	-	(2,049)	-	-	-
Balance, June 2, 2019	20,965,144	2,096	169,463	(2,067)	324	472,991	(9,726)
Net earnings	-	-	-	2,135	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	193	-	-
Stock options exercised	-	-	(179)	-	-	(22,974)	473
Stock-based compensation	-	-	141	-	-	-	-
Cash dividends ($0.10 per share)	-	-	-	(2,050)	-	-	-
Balance, September 1, 2019	20,965,144	$2,096	$169,425	$(1,982)	$517	450,017	$(9,253)

See Notes to Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	26 Weeks Ended (Unaudited)
	August 30,	September 1,
	2020	2019
Cash flows from operating activities:
Net earnings from continuing operations	$3,123	$4,766
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	556	733
Stock-based compensation	93	265
Deferred income taxes	(96)	65
Amortization of bond premium	120	(52)
Changes in operating assets and liabilities	2,525	(6,708)
Net cash provided by (used in) operating activities - continuing operations	6,321	(931)
Net cash used in operating activities - discontinued operations	(212)	(44)
Net cash provided by (used in) operating activities	6,109	(975)

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,935)	(2,254)
Purchases of marketable securities	(32,909)	(70,270)
Proceeds from sales and maturities of marketable securities	33,332	31,457
Net cash used in investing activities - continuing operations	(3,512)	(41,067)
Net cash used in investing activities - discontinued operations	-	-
Net cash used in investing activities	(3,512)	(41,067)

Cash flows from financing activities:
Dividends paid	(4,076)	(4,099)
Proceeds from exercise of stock options	-	365
Purchase of treasury stock	(1,644)	-
Net cash used in financing activities - continuing operations	(5,720)	(3,734)
Net cash used in financing activities - discontinued operations	-	-
Net cash used in financing activities	(5,720)	(3,734)

Decrease in cash and cash equivalents	(3,123)	(45,776)
Cash and cash equivalents, beginning of period	5,410	71,007
Cash and cash equivalents, end of period	$2,287	$25,231

Supplemental cash flow information:
Cash paid during the period for income taxes, net of refunds	$254	$6,981

See Notes to Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share (unless otherwise stated), per share and option amounts)

1. CONSOLIDATED FINANCIAL STATEMENTS

The Condensed Consolidated Balance Sheet and the Consolidated Statements of Shareholders’ Equity as of August 30, 2020, the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Earnings for the 13 weeks and 26 weeks ended August 30, 2020 and September 1, 2019, and the Condensed Consolidated Statements of Cash Flows for the 26 weeks then ended have been prepared by Park Aerospace Corp. (the “Company”), without audit. In the opinion of management, these unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at August 30, 2020 and the results of operations and cash flows for all periods presented. The Consolidated Statements of Operations are not necessarily indicative of the results to be expected for the full fiscal year or any subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2020. There have been no significant changes to such accounting policies during the 26 weeks ended August 30, 2020.

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

The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying value due to their short-term nature. Certain assets and liabilities of the Company are required to be recorded at fair value on either a recurring or non-recurring basis. On a recurring basis, the Company records its marketable securities at fair value using Level 1 or Level 2 inputs (See Note 3).

The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and any long-lived assets written down to fair value. To measure fair value of such assets, the Company uses Level 3 inputs consisting of techniques including an income approach and a market approach. The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the discounted cash flow analysis require the exercise of significant judgment, including judgment about appropriate discount rates, terminal values, growth rates and the amount and timing of expected future cash flows. With respect to goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that fair value is less than carrying value. If, based on that assessment, the Company believes it is more likely than not that fair value is less than carrying value, a goodwill impairment test is performed. There have been no changes in events or circumstances which required impairment charges to be recorded during the 13 weeks and 26 weeks ended August 30, 2020.

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

The following is a summary of available-for-sale securities:

	August 30, 2020
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$93,948	$93,948	$-	$-
U.S. corporate debt securities	22,455	22,455	-	-
Total marketable securities	$116,403	$116,403	$-	$-

	March 1, 2020
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$101,390	$101,390	$-	$-
U.S. corporate debt securities	15,555	15,555	-	-
Total marketable securities	$116,945	$116,945	$-	$-

The following table shows the amortized cost basis of, and gross unrealized gains and losses on, the Company’s available-for-sale securities:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses
August 30, 2020:
U.S. Treasury and other government securities	$93,211	$762	$25

U.S. corporate debt securities	22,345	119	9
Total marketable securities	$115,556	$881	$34

March 1, 2020:
U.S. Treasury and other government securities	$100,626	$764	$-

U.S. corporate debt securities	15,473	82	-
Total marketable securities	$116,099	$846	$-

The estimated fair values of such securities at August 30, 2020 by contractual maturity are shown below:

Due in one year or less	$45,917
Due after one year through five years	70,486
$116,403

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

	August 30,	March 1,
	2020	2020

Inventories:
Raw materials	$3,883	$5,319
Work-in-process	200	254
Finished goods	1,020	806
	$5,103	$6,379

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

Future minimum lease payments under non-cancellable operating leases as of August 30, 2020 are as follows:

Fiscal Year:
2021	$76
2022	90
2023	61
2024	61
2025	-
Thereafter	161
Total undiscounted operating lease payments	449
Less imputed interest	(96)
Present value of operating lease payments	$353

The above payment schedule includes renewal options that the Company is reasonably likely to exercise. Leases with an initial term of 12 months or less are not recorded on the Company’s balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the terms of the leases. The above payment schedule does not include lease payments of $66 in 2021 for the Company’s idle facility in Fullerton, California that have been accrued on the condensed consolidated balance sheets in accrued liabilities.

For the 13 weeks and 26 weeks ended August 30, 2020, the Company’s operating lease expense was $40 and $80, respectively. Cash payments of $76, pertaining to operating leases, are reflected in the cash flow statement under cash flows from operating activities.

The following table sets forth the right-of-use assets and operating lease liabilities as of August 30, 2020:

Operating right-of-use assets	$341

Operating lease liabilities	$132
Long-term operating lease liabilities	221
Total operating lease liabilities	$353

The Company’s weighted average remaining lease term for its operating leases is 6.1 years.

In December 2018, the Company’s wholly-owned subsidiary Park Aerospace Technologies Corp. (“PATC”) entered into a Development Agreement with the City of Newton, Kansas and the Board of County Commissioners of Harvey County, Kansas.  Pursuant to this agreement, PATC agreed to construct and operate an additional manufacturing facility approximately 90,000 square feet in size for the design, development and manufacture of advanced composite materials and parts, structures and assemblies for aerospace. PATC further agreed to equip the facility through the purchase of machinery, equipment and furnishings and to create additional new full-time employment of specified levels during a five-year period.  In exchange for these agreements, the City and the County agreed to lease to PATC three acres of land at the Newton City/County Airport, in addition to the eight acres previously leased to PATC by the City and County.  The City and the County further agreed to provide financial and other assistance toward the construction of the additional facility as set forth in the Development Agreement. The Company estimates the total cost of the additional facility to be approximately $18.0 million, and the Company expects to complete the construction of the additional facility in the beginning of 2021 calendar year. As of August 30, 2020, the Company had $960 in equipment purchase obligations and $11,198 of construction-in-progress related to the additional facility. On July 16, 2019, PATC was merged into the Company and ceased to exist, and the Company assumed the rights and obligations of PATC, including the rights and obligations of PATC under the Development Agreement.

6. STOCK-BASED COMPENSATION

As of August 30, 2020, the Company had a 2018 Stock Option Plan (the “2018 Plan”) and no other stock-based compensation plan. The 2018 Plan was adopted by the Board of Directors of the Company on May 8, 2018 and approved by the shareholders of the Company at the Annual Meeting of Shareholders of the Company on July 24, 2018 and provides for the grant of options to purchase up to 800,000 shares of common stock of the Company. Prior to the 2018 Plan, the Company had the 2002 Stock Option Plan (the “2002 Plan”) which had been approved by the Company’s shareholders and provided for the grant of stock options to directors and key employees of the Company. All options granted under the 2018 Plan and 2002 Plan have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant which, pursuant to the terms of such Plans, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted. Options granted under the Plans become exercisable 25% one year after the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire 10 years after the date of grant. Upon termination of employment or service as a director, all options held by the optionee that have not previously become exercisable shall terminate and all other options held by such optionee may be exercised, to the extent exercisable on the date of such termination, for a limited time after such termination. Any shares of common stock subject to an option under the 2018 Plan which expire or are terminated unexercised as to such shares shall again become available for issuance under the 2018 Plan.

The 2002 Plan terminated on May 21, 2018, and authority to grant additional options under the 2002 Plan expired on that date. All options granted under the 2002 Plan will expire in April 2028 or earlier.

During the 13 weeks and 26 weeks ended August 30, 2020, the Company granted options under the 2018 Plan to purchase a total of 3,000 and 132,100, respectively, shares of common stock to its directors and certain of its employees. The future compensation expense to be recognized in earnings before income taxes is $273 and will be recorded on a straight-line basis over the requisite service period. The weighted average fair value of the granted options was $2.12 per share using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.23%-0.42%; expected volatility factor of 26.9%-30.0%; expected dividend yield of 3.18%-3.49%; and estimated option term of 4.3-7.6 years.

The risk-free interest rates were based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the estimated terms of the options at the date of the grant. Volatility factors were based on historical volatility of the Company’s common stock. The expected dividend yields were based on the regular quarterly cash dividend per share most recently declared by the Company and on the exercise price of the options granted during the 13 weeks and 26 weeks ended August 30, 2020. The estimated term of the options was based on evaluations of the historical and expected future employee exercise behavior.

The following is a summary of option activity for the 26 weeks ended August 30, 2020:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance, March 1, 2020	510,634	$12.45		$-
Granted	132,100	12.55
Exercised	-	-
Terminated or expired	(2,550)	14.58
Balance, August 30, 2020	640,184	$12.46	5.71	$-
Vested and exercisable, August 30, 2020	427,397	$11.88	3.94	$-

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

The following table sets forth the calculation of basic and diluted earnings per share:

	13 Weeks Ended		26 Weeks Ended
	August 30, 2020	September 1, 2019	August 30, 2020	September 1, 2019

Net earnings - continuing operations	$1,151	$2,052	$3,123	$4,766
Net (loss) earnings - discontinued operations	(197)	83	(212)	(44)
Net earnings	$954	$2,135	$2,911	$4,722

Weighted average common shares outstanding for basic EPS	20,381	20,499	20,392	20,495
Net effect of dilutive options	52	102	55	98
Weighted average shares outstanding for diluted EPS	20,433	20,601	20,447	20,593

Basic earnings per share - continuing operations	$0.06	$0.10	$0.15	$0.23
Basic (loss) earnings per share - discontinued operations	(0.01)	0.00	(0.01)	(0.00)
Basic earnings per share	$0.05	$0.10	$0.14	$0.23

Diluted earnings per share - continuing operations	$0.06	$0.10	$0.15	$0.23
Diluted (loss) earnings per share - discontinued operations	(0.01)	0.00	(0.01)	(0.00)
Diluted earnings per share	$0.05	$0.10	$0.14	$0.23

Potentially dilutive securities, which were not included in the computation of diluted earnings per share because either the effect would have been anti-dilutive or the options’ exercise prices were greater than the average market price of the common stock, were 474,000 and 77,000 for the 13 weeks ended August 30, 2020 and September 1, 2019, respectively, and 450,000 and 134,000, respectively, for the 26 weeks ended August 30, 2020 and September 1, 2019, respectively.

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

On March 10, 2016, the Company announced that its Board of Directors authorized the Company’s purchase, on the open market and in privately negotiated transactions, of up to 1,000,000 additional shares of its common stock, in addition to the unused prior authorization to purchase shares of the Company’s common stock announced on January 8, 2015. As a result, the Company is authorized to purchase up to a total of 1,394,015 shares of its common stock, representing approximately 6.8% of the Company’s 20,381,426 total outstanding shares as of the close of business on October 2, 2020.

The Company purchased 137,397 and 0 shares of its common stock during the 26 weeks ended August 30, 2020 and September 1, 2019, respectively.

9. INCOME TAXES

For the 13 weeks and 26 weeks ended August 30, 2020, the Company recorded income tax provisions from continuing operations of $460 and $1,188, respectively, which included discrete income tax provisions of $42 and $84, respectively. For the 13 weeks and 26 weeks ended September 1, 2019, the Company recorded income tax provisions from continuing operations of $710 and $1,826, respectively.

The Company’s effective tax rates for the 13 weeks and 26 weeks ended August 30, 2020 were 28.6% and 27.5%, respectively, compared to 25.7% and 27.7%, respectively, in the comparable prior year periods. The effective tax rates for the 13 weeks and 26 weeks ended August 30, 2020 were higher than the U.S. statutory rate of 21% primarily due to state and local taxes and discrete income tax provisions for the accrual of interest related to unrecognized tax benefits. The effective rates for the 13 weeks and 26 weeks ended September 1, 2019 were higher than the U.S. statutory rate of 21% primarily due to state and local taxes, discrete income tax provisions for stock compensation and the accrual of interest related to unrecognized tax benefits.

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

Financial information regarding the Company’s continuing operations by geographic region is as follows:

	13 Weeks Ended		26 Weeks Ended
	August 30, 2020	September 1, 2019	August 30, 2020	September 1, 2019
Sales:
North America	$8,636	$12,887	$20,382	$27,078
Asia	115	157	304	408
Europe	499	679	777	1,187
Total sales	$9,250	$13,723	$21,463	$28,673

	August 30, 2020	March 1, 2020
Long-lived assets:
North America	$28,306	$24,942
Asia	1,571	1,650
Europe	-	-
Total long-lived assets	$29,877	$26,592

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

The following table shows the summary operating results of the discontinued operations:

	13 Weeks Ended (Unaudited)		26 Weeks Ended (Unaudited)
	August 30,	September 1,	August 30,	September 1,
	2020	2019	2020	2019

Net sales	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-
Selling, general and administrative expenses	-	95	-	231
Restructuring charges	264	82	284	115
Loss from discontinued operations	(264)	(177)	(284)	(346)
Other income	-	288	-	288
(Loss) earnings from discontinued operations before income taxes	(264)	111	(284)	(58)
Income tax (benefit) provision	(67)	28	(72)	(14)
Net (loss) earnings from discontinued operations	$(197)	$83	$(212)	$(44)

During the 2018 fiscal year, the Company consolidated its Nelco Products, Inc. Business Unit located in Fullerton, California and its Neltec, Inc. Business Unit located in Tempe, Arizona. The Company estimates the remaining pre-tax charge in connection with the consolidation to be approximately $136, which the Company expects to incur primarily during the fiscal year ending February 28, 2021.

The following table sets forth the charges and accruals related to the consolidation:

	Accrual March 1, 2020	Current Period Charges	Cash Payments	Non-Cash Charges	Accrual August 30, 2020	Total Expense Accrued to Date	Total Expected Costs
Facility Lease Costs	$432	$24	$(389)	$-	$67	$2,953	$3,079
Severance Costs	-	-	-	-	-	1,081	1,081
Equipment Removal	-	224	(224)	-	-	810	816
Other	-	36	(36)	-	-	963	967
Total Restructuring Charges	$432	$284	$(649)	$-	$67	$5,807	$5,943

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

13. ACCOUNTING PRONOUNCEMENTS

Recently Adopted

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. This ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income (loss). This ASU is effective for the Company’s fiscal year ending February 28, 2021 and for the interim periods within that year. The Company adopted this ASU in the first quarter of its 2021 fiscal year. The adoption of ASU 2018-13 did not have an impact on the Company’s consolidated financial statements and disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This ASU improves financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.  This ASU is effective for the Company’s fiscal year ending February 28, 2021 and for the interim periods within that year. The Company adopted this ASU in the first quarter of its 2021 fiscal year. The adoption of ASU 2016-13 did not have an impact on the Company’s consolidated financial statements and disclosures.

Recently Issued

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.  The changes simplify the accounting for a number of topics, some of which are narrow. Some of the proposed amendments eliminate specific exceptions to the general principles of income tax accounting while other changes clarify a handful of narrow issues within the broad topic of income tax accounting. The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. For all other entities, the requirements are effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted for public business entities for periods for which financial statements have not yet been issued. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements and disclosures.

14. COVID-19 PANDEMIC

In December 2019, a novel strain of coronavirus was reported in Wuhan, China and has since spread worldwide, including to the United States, posing public health risks that have reached pandemic proportions (the “COVID-19 Pandemic”).

The COVID-19 Pandemic and resultant global economic crisis had significant impacts on the Company’s results of operations and cash flow for the 13 weeks and 26 weeks ended August 30, 2020. The COVID-19 Pandemic and crisis had significant impacts on the markets the Company sells into, particularly the commercial and business aircraft markets. As a result, the Company has experienced a significant reduction in sales and backlog.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

Park Aerospace Corp. (“Park” or the “Company”) develops and manufactures solution and hot-melt advanced composite materials used to produce composite structures for the global aerospace markets. These materials include lightning strike protection materials. Park offers an array of composite materials specifically designed for hand lay-up or automated fiber placement (“AFP”) manufacturing applications. Park’s advanced composite materials are used to produce primary and secondary structures for jet engines, large and regional transport aircraft, military aircraft, Unmanned Aerial Vehicles (UAVs commonly referred to as “drones”), business aircrafts, general aviation aircraft and rotary wing aircraft. Park also offers specialty ablative materials for rocket motors and nozzles and specially designed materials for radome applications. As a complement to Park’s advanced composite materials offering, Park designs and fabricates composite parts, structures and assemblies and low volume tooling for the aerospace industry. Target markets for Park’s composite parts and structures (which include Park’s proprietary composite SigmaStrutTM and AlphaStrutTM product lines) are, among others, prototype and development aircraft, special mission aircraft, spares for legacy military and civilian aircraft and exotic spacecraft.

Financial Overview

The Company's total net sales from continuing operations in the 13 weeks and 26 weeks ended August 30, 2020 were $9.3 million and $21.5 million, respectively, compared to $13.7 million and $28.7 million, respectively, in the 13 weeks and 26 weeks ended September 1, 2019.

The Company’s gross profit margins from continuing operations, measured as percentages of sales, were 28.5% and 29.4%, respectively, in the 13 weeks and 26 weeks ended August 30, 2020 compared to 27.8% and 30.1%, respectively, in the 13 weeks and 26 weeks ended September 1, 2019.

The Company’s earnings from continuing operations before income taxes and net earnings from continuing operations decreased 41.7% and 43.9%, respectively, in the 13 weeks ended August 30, 2020 compared to the 13 weeks ended September 1, 2019 primarily as a result of lower sales and lower interest income, partially offset by lower selling, general and administrative expenses and a lower tax provision compared to last year’s comparable period.

The Company’s earnings from continuing operations before income taxes and net earnings from continuing operations decreased 34.6% and 34.5%, respectively, in the 26 weeks ended August 30, 2020 compared to the 26 weeks ended September 1, 2019 primarily as a result of lower sales and lower interest income, partially offset by lower selling, general and administrative expenses and a lower tax provision compared to last year’s comparable period.

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

In December 2019, a novel strain of coronavirus was reported in Wuhan, China and has since spread worldwide, including to the United States, posing public health risks that have reached pandemic proportions (the “COVID-19 Pandemic”).

The COVID-19 Pandemic and resultant global economic crisis had significant impacts on the Company’s results of operations and cash flow for the quarter ended August 30, 2020. The COVID-19 Pandemic and crisis had significant impacts on the markets the Company sells into, particularly the commercial and business aircraft markets. As a result, the Company has experienced a significant reduction in sales and backlog.

Even after the COVID-19 Pandemic has subsided, the Company may continue to experience adverse impacts to its business as a result of the potential continuing impact of the economic crisis on the markets the Company serves.

Results of Operations:

The following table sets forth the components of the Consolidated Statements of Operations:

	13 Weeks Ended			26 Weeks Ended
(amounts in thousands, except per share	August 30,	September 1,	%	August 30,	September 1,	%
amounts)	2020	2019	Change	2020	2019	Change

Net sales	$9,250	$13,723	(33)%	$21,463	$28,673	(25)%
Cost of sales	6,612	9,910	(33)%	15,151	20,056	(24)%
Gross profit	2,638	3,813	(31)%	6,312	8,617	(27)%
Selling, general and administrative expenses	1,552	1,914	(19)%	3,182	3,836	(17)%
Earnings from continuing operations	1,086	1,899	(43)%	3,130	4,781	(35)%
Interest and other income	525	863	(39)%	1,181	1,811	(35)%
Earnings from continuing operations before income taxes	1,611	2,762	(42)%	4,311	6,592	(35)%
Income tax provision	460	710	(35)%	1,188	1,826	(35)%
Net earnings from continuing operations	1,151	2,052	(44)%	3,123	4,766	(34)%
(Loss) earnings from discontinued operations, net of tax	(197)	83	(337)%	(212)	(44)	382%
Net earnings	$954	$2,135	(55)%	$2,911	$4,722	(38)%

Earnings (loss) per share:
Basic:
Continuing operations	$0.06	$0.10	(40)%	$0.15	$0.23	(35)%
Discontinued operations	(0.01)	-	100%	(0.01)	-	100%
Basic earnings per share	$0.05	$0.10	(50)%	$0.14	$0.23	(39)%

Diluted:
Continuing operations	$0.06	$0.10	(40)%	$0.15	$0.23	(35)%
Discontinued operations	(0.01)	-	100%	(0.01)	-	100%
Diluted earnings per share	$0.05	$0.10	(50)%	$0.14	$0.23	(39)%

Net Sales

The Company’s total net sales from continuing operations worldwide in the 13 weeks and 26 weeks ended August 30, 2020 decreased to $9.3 million and $21.5 million, respectively, from $13.7 million and $28.7 million, respectively, in the 13 weeks and 26 weeks ended September 1, 2019. The decrease in sales was principally due to the lower sales to customers servicing the commercial and business aircraft markets.

The sharp decrease in air travel due to the COVID-19 Pandemic has significantly impacted both the commercial airline manufacturers and business aircraft manufacturers. As a result, the Company’s customers are experiencing order delays and cancellations from their commercial airline and business aircraft customers. As such, the programs the Company’s materials feed into have experienced reduced manufacturing rates and the Company has also experienced order push-outs and cancellations.

Gross Profit

The Company’s gross profit from continuing operations in the 13 weeks ended August 30, 2020 was lower than its gross profit from continuing operations in the prior year’s comparable period; however, the gross profit from continuing operations as a percentage of sales for the Company’s worldwide operations in the 13 weeks ended August 30, 2020 increased to 28.5% from 27.8% in the 13 weeks ended September 1, 2019. The higher gross profit margin from continuing operations for the 13 weeks ended August 30, 2020 compared to the 13 weeks ended September 1, 2019 was principally a result of a favorable sales mix partially offset by lower sales and the partially fixed nature of overhead expenses in the 13 weeks ended August 30, 2020 compared to the 13 weeks ended September 1, 2019.

The Company’s gross profit from continuing operations in the 26 weeks ended August 30, 2020 was lower than its gross profit from continuing operations in the prior year’s comparable period, and the gross profit from continuing operations as a percentage of sales for the Company’s worldwide operations in the 26 weeks ended August 30, 2020 decreased to 29.4% from 30.1%, in the 26 weeks ended September 1, 2019. The lower gross profit margin from continuing operations for the 26 weeks ended August 30, 2020 compared to the 26 weeks ended September 1, 2019 was principally a result of lower sales and the partially fixed nature of overhead expenses in the 26 weeks ended August 30, 2020 compared to the 26 weeks ended September 1, 2019, partially offset by decreased direct labor and supplies expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations decreased by $362,000 and $654,000, respectively, during the 13 weeks and 26 weeks ended August 30, 2020, or by 19% and 17%, respectively, compared to last fiscal year's comparable periods, and these expenses, measured as a percentage of sales from continuing operations, were 16.8% and 14.8%, respectively, in the 13 weeks and 26 weeks ended August 30, 2020 compared to 13.9% and 13.4%, respectively, in the 13 weeks and 26 weeks ended September 1, 2019. The decreases in such expenses during the 13 weeks and 26 weeks ended August 30, 2020 was primarily the result of lower payroll, travel and entertainment, tradeshow and stock option expenses.

Selling, general and administrative expenses from continuing operations included stock option expenses of $50,000 and $93,000, respectively, for the 13 weeks and 26 weeks ended August 30, 2020, compared to stock option expenses of $141,000 and $265,000, respectively, for the 13 weeks and 26 weeks ended September 1, 2019.

Earnings from Continuing Operations

For the reasons set forth above, the Company’s earnings from continuing operations were $1.1 million and $3.1 million, respectively, for the 13 weeks and 26 weeks ended August 30, 2020 compared to $1.9 million and $4.8 million, respectively, for the 13 weeks and 26 weeks ended September 1, 2019.

Interest and Other Income

Interest and other income from continuing operations was $525,000 and $1.2 million, respectively, for the 13 weeks and 26 weeks ended August 30, 2020, compared to $863,000 and $1.8 million, respectively, for last fiscal year's comparable periods. Interest income decreased 39% and 35%, respectively, for the 13 weeks and 26 weeks ended August 30, 2020 primarily as a result of lower average balances of marketable securities held by the Company in the 13 weeks and 26 weeks ended August 30, 2020, compared to last fiscal year's comparable periods, and lower weighted average interest rates. During the 13 weeks and 26 weeks ended August 30, 2020, the Company earned interest income principally from its investments, which consisted primarily of short-term instruments and money market funds.

Income Tax Provision

For the 13 weeks and 26 weeks ended August 30, 2020, the Company recorded income tax provisions from continuing operations of $460,000 and $1.2 million, respectively, which included a discrete income tax provision of $83,000 pertaining to the accrual of interest related to unrecognized tax benefits. For the 13 weeks and 26 weeks ended September 1, 2019, the Company recorded income tax provisions from continuing operations of $710,000 and $1.8 million, respectively, which included a discrete income tax provision of $169,000 pertaining to expired stock options of former employees who transferred to AGC Inc. in the sale of the Company’s Electronics Business.

The Company’s effective tax rates for the 13 weeks and 26 weeks ended August 30, 2020 were 28.6% and 27.5%, respectively, compared to 25.7% and 27.7%, respectively, in the comparable prior year periods. The effective tax rates for the 13 weeks and 26 weeks ended August 30, 2020 were higher than the U.S. statutory rate of 21% primarily due to state and local taxes and the accrual of interest related to unrecognized tax benefits. The effective rates for the 13 weeks and 26 weeks ended September 1, 2019 were higher than the U.S. statutory rate of 21% primarily due to state and local taxes, discrete income tax provisions for stock compensation and the accrual of interest related to unrecognized tax benefits.

Net Earnings from Continuing Operations

For the reasons set forth above, the Company's net earnings from continuing operations for the 13 weeks and 26 weeks ended August 30, 2020 were $1.2 million and $3.1 million, respectively, compared to net earnings from continuing operations of $2.1 million and $4.8 million, respectively, for the 13 weeks and 26 weeks ended September 1, 2019.

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

The Company’s net earnings from discontinued operations included costs in connection with the vacated facility in Fullerton, California in the 13 weeks and 26 weeks ended August 30, 2020. The Company’s net earnings from discontinued operations included expenses pertaining to the sale transaction and costs related to the Company’s vacated facility in Fullerton, California in the 13 weeks and 26 weeks ended September 1, 2019.

Basic and Diluted Earnings Per Share

In the 13 weeks and 26 weeks ended August 30, 2020, basic and diluted earnings per share from continuing operations were $0.06 and $0.15, respectively. This compared to basic and diluted earnings per share from continuing operations of $0.10 and $0.23, respectively, in the 13 weeks and 26 weeks ended September 1, 2019. The net impact of the tax benefit described above decreased basic and diluted earnings per share by $0.01 for the 26 weeks ended September 1, 2019.

Liquidity and Capital Resources - Continuing Operations:

(amounts in thousands)	August 30,	March 1,
	2020	2020	Change

Cash and cash equivalents and marketable securities	$118,690	$122,355	$(3,665)
Working capital	128,766	136,487	(7,721)

	26 Weeks Ended
(amounts in thousands)	August 30,	September 1,
	2020	2019	Change

Net cash provided by (used in) operating activities	$6,321	$(931)	$7,252
Net cash used in investing activities	(3,512)	(41,067)	37,555
Net cash used in financing activities	(5,720)	(3,734)	(1,986)

Cash and Marketable Securities

Of the $118.7 million of cash and cash equivalents and marketable securities at August 30, 2020, $29.7 million was owned by one of the Company’s wholly owned foreign subsidiaries.

The change in cash and cash equivalents and marketable securities at August 30, 2020 compared to March 1, 2020 was the result of capital expenditures and dividends paid to shareholders partially offset by cash provided by operating activities and a number of additional factors. The significant changes in cash provided by operating activities were as follows:

●	accounts receivable decreased by 33% at August 30, 2020 compared to March 1, 2020 primarily due to lower sales in the quarter ended August 30, 2020 compared to the fourth quarter of the 2020 fiscal year;

●	inventories decreased by 20% at August 30, 2020 compared to March 1, 2020 primarily due to lower sales and the timing of raw material purchases;

●	prepaid expenses and other current assets decreased by 32% at August 30, 2020 compared to March 1, 2020 primarily due to a reduction of tax refunds;

●	accounts payable decreased by 60% at August 30, 2020 compared to March 1, 2020 primarily due to the timing of vendor payments, raw material purchases from suppliers and lower construction in progress;

●	accrued liabilities decreased by 18% at August 30, 2020 compared to March 1, 2020 primarily due to decreases in restructuring accruals and bonus accruals; and

●	income taxes payable increased by 25% at August 30, 2020 compared to March 1, 2020 primarily due to the income tax provision for the 26 weeks ended August 30, 2020.

In addition, the Company paid $4.1 million in cash dividends in each of the 26-week periods ended August 30, 2020 and September 1, 2019.

Working Capital

The decrease in working capital at August 30, 2020 compared to March 1, 2020 was due principally to the decreases in accounts receivable, inventories, and prepaid and other current assets, an increase in income taxes payable and a decrease in cash and cash equivalents and marketable securities, partially offset by the decrease in accounts payable.

The Company's current ratio (the ratio of current assets to current liabilities) was 22.2 to 1.0 at August 30, 2020 compared to 16.7 to 1.0 at March 1, 2020.

Cash Flows

During the 26 weeks ended August 30, 2020, the Company's net earnings, before depreciation and amortization, stock-based compensation, amortization of bond premium and changes in operating assets and liabilities, were $6.3 million. During the same 26-week period, the Company expended $3.9 million for the purchase of property, plant and equipment, compared with $2.3 million during the 26 weeks ended September 1, 2019. The Company paid $4.1 million in cash dividends in each of the 26-week periods ended August 30, 2020 and September 1, 2019.

Other Liquidity Factors

The Company believes its financial resources will be sufficient, through the 12 months following the filing of this Form 10-Q Quarterly Report and for the foreseeable future thereafter, to provide for continued investment in working capital and property, plant and equipment and for general corporate purposes. The Company’s financial resources are also available for purchases of the Company's common stock, cash dividend payments, appropriate acquisitions and other expansions of the Company's business, including the expansion in Kansas.

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

Contractual Obligations:

The Company’s contractual obligations and other commercial commitments to make future payments under contracts, such as lease agreements, consist only of (i) operating lease commitments and (ii) commitments to purchase raw materials. The Company has no other long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments or contingent commitments, other than two standby letters of credit in the total amount of $170,000, to secure the Company’s obligations under its workers’ compensation insurance program.

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

The Company’s critical accounting policies that are important to the Consolidated Financial Statements and that entail, to a significant extent, the use of estimates and assumptions and the application of management’s judgment are described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2020. There have been no significant changes to such accounting policies during the 2021 fiscal year second quarter.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The Company’s market risk exposure at August 30, 2020 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended March 1, 2020.

Item 4.  Controls and Procedures.

(a)	Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of August 30, 2020, the end of the quarterly fiscal period covered by this quarterly report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The following table provides information with respect to shares of the Company’s common stock acquired by the Company during each month included in the Company’s 2020 fiscal year second quarter ended August 30, 2020.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

June 1 - June 30	0	$-	0

July 1 - July 30	0	$-	0

July 31 - August 30	0	$-	0

Total	0	$-	0	1,394,015 (a)

(a)	Aggregate number of shares available to be purchased by the Company pursuant to share purchase authorizations announced on January 8, 2015 and March 10, 2016. Pursuant to such authorizations, the Company is authorized to purchase its shares from time to time on the open market or in privately negotiated transactions.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at August 30, 2020 (unaudited) and March 1, 2020; (ii) Consolidated Statements of Operations for the 13 weeks and 26 weeks ended August 30, 2020 and September 1, 2019 (unaudited); (iii) Consolidated Statements of Comprehensive Earnings for the 13 weeks and 26 weeks ended August 30, 2020 and September 1, 2019 (unaudited); (iv) Consolidated Statements of Shareholders’ Equity at August 30, 2020 (unaudited) and September 1, 2019; and (v) Condensed Consolidated Statements of Cash Flows for the 13 weeks and 26 weeks ended August 30, 2020 and September 1, 2019 (unaudited). * +

* Filed electronically herewith.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at August 30, 2020 (unaudited) and March 1, 2020; (ii) Consolidated Statements of Operations for the 13 weeks and 26 weeks ended August 30, 2020 and September 1, 2019 (unaudited); (iii) Consolidated Statements of Comprehensive Earnings for the 13 weeks and 26 weeks ended August 30, 2020 and September 1, 2019 (unaudited); (iv) Consolidated Statements of Shareholders’ Equity at August 30, 2020 (unaudited) and September 1, 2019; and (v) Condensed Consolidated Statements of Cash Flows for the 13 weeks and 26 weeks ended August 30, 2020 and September 1, 2019 (unaudited). * +

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

Park Aerospace Corp.
(Registrant)

Date: October 8, 2020	/s/ Brian E. Shore
Brian E. Shore
Chief Executive Officer
(principal executive officer)

/s/ P. Matthew Farabaugh
Date: October 8, 2020	P. Matthew Farabaugh
Senior Vice President and Chief Financial Officer
(principal financial officer)
(principal accounting officer)