Form 10-K
period 2021-02-28
PARK AEROSPACE CORP
filed 2021-05-14
CIK 76267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2021

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

Title of Class	Aggregate Market Value	As of Close of Business On
Common Stock, par value $.10 per share	$346,705,646	August 28, 2020

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding	As of Close of Business On
Common Stock, par value $.10 per share	20,382,876	May 3, 2021

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Shareholders to be held July 20, 2021 incorporated by reference into Part III of this Report.

PART I

ITEM 1.         BUSINESS.

General

Park Aerospace Corp. (“Park”), and its subsidiaries (unless the context otherwise requires, Park and its subsidiaries are hereinafter called the “Company”), is an aerospace company which develops and manufactures solution and hot-melt advanced composite materials used to produce composite structures for the global aerospace markets.  Park’s advanced composite materials include film adhesives (undergoing qualification) and lightning strike materials.  Park offers an array of composite materials specifically designed for hand lay-up or automated fiber placement (AFP) manufacturing applications.  Park’s advanced composite materials are used to produce primary and secondary structures for jet engines, large and regional transport aircraft, military aircraft, Unmanned Aerial Vehicles (UAVs commonly referred to as “drones”), business jets, general aviation aircraft and rotary wing aircraft.  Park also offers specialty ablative materials for rocket motors and nozzles and specially designed materials for radome applications.  As a complement to Park’s advanced composite materials offering, Park designs and fabricates composite parts, structures and assemblies and low-volume tooling for the aerospace industry.  Target markets for Park’s composite parts and structures (which include Park’s proprietary composite SigmaStrut™ and AlphaStrut™ product lines) are, among others, prototype and development aircraft, special mission aircraft, spares for legacy military and civilian aircraft and exotic spacecraft. Park’s core capabilities are in the areas of polymer chemistry formulation and coating technology.

In December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China (“COVID-19”) and has since spread worldwide, including to the United States (the “U.S.”), posing public health risks that have reached pandemic proportions (the “COVID-19 Pandemic”). The COVID-19 Pandemic poses a threat to the health and economic wellbeing of the Company’s employees, suppliers, customers and original equipment manufacturers (“OEMs”), as well as the end users of aircraft manufactured by OEMs served by the Company. Currently, Park’s manufacturing operations were deemed essential by the Federal Government of the United States and by the State of Kansas, and the Company has continued to actively work with federal, state and local government officials to ensure that we continue to satisfy their requirements for continuing our manufacturing operations. The continued operation of the Company’s Kansas facility is critically dependent on maintaining the wellbeing of the employees that staff the facility. The Company has provided all employees at its manufacturing facility with detailed health and safety literature on COVID-19. In addition, the Company’s procurement and safety teams have updated and developed new safety-oriented guidelines to support daily operations, and the Company provides appropriate personal protection equipment to its employees. The Company has implemented work from home policies at its office in the State of New York but has since reverted to normal operations. The COVID-19 Pandemic has impacted, and will continue to impact, Park financially. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of this Report. The Company believes its balance sheet and financial condition to be very strong, and the Company believes it is well positioned to weather the impact of the Pandemic as a result. As a result of the pandemic, global passenger air travel has decreased dramatically, precipitating production rate cuts for many commercial aerospace programs and business jet/general aviation programs which the Company supports. The military aerospace end market has not experienced this same production rate decline but would also be at risk as it relates to uncertainty about suppliers and employee health.

On December 4, 2018, Park completed the previously announced sale of its digital and radio frequency/microwave printed circuit materials business (collectively, the “Electronics Business”), including manufacturing facilities in Singapore, France, California and Arizona and R&D facilities in Singapore and Arizona, to AGC Inc. for an aggregate purchase price of $145 million in cash, subject to post-closing adjustments for changes in working capital compared to the target net working capital, excluding cash in certain acquired subsidiaries and certain accrued and unpaid taxes of certain acquired subsidiaries. Therefore, the results of operations for the Electronics Business are reported as discontinued operations. Continuing operations discussed below refer to Park’s aerospace business unless otherwise indicated, and prior periods in such discussion have been restated to reflect results excluding the Electronics Business. See Note 12, “Discontinued Operations”, of the Notes to Consolidated Financial Statements elsewhere in this Report for additional information on the sale.

The Company's manufacturing and research and development facilities are located in Kansas. The Company also maintains a dormant facility in Singapore.

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

AEROGLIDE®, COREFIX®, EASYCURE E-710®, ELECTROGLIDE®, and TIN CITY AIRCRAFT WORKS® are registered trademarks of Park Aerospace Corp., and ALPHASTRUT™, PEELCOTE™, RADARWAVE™ and SIGMASTRUT™ are common law trademarks of Park Aerospace Corp. Trademark applications for RADARWAVE™, AEROADHERE™ and ELECTROVEIL™ are pending.

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

During the Company’s 2021, 2020 and 2019 fiscal years, 27.9%, 48.2% and 42.8%, respectively, of the Company’s total worldwide net sales were to affiliate and non-affiliate subtier suppliers of General Electric Company, a leading manufacturer of aerospace engines. Sales to AAE Aerospace were 20.7% of the Company’s total worldwide sales in the 2021 fiscal year. During the 2021, 2020 and 2019 fiscal years, sales to no other customer of the Company equaled or exceeded 10% of the Company’s total worldwide sales. In April 2019, Middle River Aircraft Systems, the General Electric Company subsidiary that used the Company’s products to manufacture aircraft nacelles, was sold to ST Engineering Aerospace. The aircraft nacelles manufactured with the Company’s products continue to be sold by ST Engineering Aerospace to affiliates of General Electric Company. The loss of a major customer or of a group of customers could have a material adverse effect on the Company’s business or its consolidated results of operations or financial position.

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

Manufacturing

The Company’s manufacturing facilities for aerospace composite materials and for composite structures and assemblies are currently located in Newton, Kansas. On August 19, 2019, the Company broke ground on the expansion of its facilities located in Newton, Kansas, which will include the construction of a redundant manufacturing facility located adjacent to the existing facility. The 90,000 square feet expansion will essentially double the size of the Company’s existing Newton, Kansas facilities. The new facility was originally conceived of as a redundant manufacturing facility for Park’s major aerospace customer and the large aerospace OEMs it supports, but will also support additional manufacturing capacity. The expansion will include enhanced and upgraded hot-melt film and tape lines and mixing and delivery systems, an expanded production lab, a new R&D lab, additional freezer and storage space and additional infrastructure to support the expanded operation. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Liquidity Factors” included in Item 7 of Part II of this Report and Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report. Prior to the Company’s sale of its Electronics Business, aerospace composite materials were also manufactured by the Company’s Nelco Products Pte. Ltd. business unit in Singapore at a facility that was transferred to a subsidiary of the Company in connection with the Sale, and is currently idle. See “Operations” elsewhere in this Report.

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

Backlog

The Company considers an item as backlog when it receives a purchase order specifying the number of units to be purchased, the purchase price, specifications and other customary terms and conditions. At April 26, 2021, the unfilled portion of all purchase orders received by the Company, and believed by it to be firm, was $21,326,751, compared to $18,935,709 at April 26, 2020. A major portion of the Company’s backlog consists of composite materials.

Various factors contribute to the size of the Company’s backlog. Accordingly, the foregoing information may not be indicative of the Company’s results of operations for any period subsequent to the fiscal year ended February 28, 2021.

Patents and Trademarks

The Company holds several patents and trademarks or licenses thereto. In the Company’s opinion, some of these patents and trademarks are important to its products. Generally, however, the Company does not believe that an inability to obtain new; or to defend existing, patents and trademarks would have a material adverse effect on the Company.

The Company’s Workforce

At February 28, 2021, the Company had 106 employees. The Company’s success and future depends on the skills, experience, industry knowledge, passion and dedication of its work force. The Company places significant focus and attention on attracting, developing and retaining its employees, as well as ensuring its work force reflects Park’s principles of integrity and humility. These principles ensure that every Park employee is held to his or her word, and that every Park employee continuously strives to excel. These two principles guide Park’s actions, and the Company believes, foster a healthy work environment where all Park employees are treated with dignity and respect, irrespective of their backgrounds. The Company also believes that its principles are critical to fostering and maintaining what it calls Park’s “niche” culture of doing what others are unwilling or unable to do.

Employee health and safety is a top priority. Park’s safety performance has been an important focus of the Company. Safety performance is maintained by the Company ensuring appropriate safety equipment is installed and operational at all times and undertaking thorough reviews of any safety incidents that do occur. The Company has provided all employees with detailed health and safety literature on COVID-19. In addition, the Company’s procurement and safety teams have updated and developed new safety-oriented guidelines to support daily operations, and the Company provides appropriate personal protection equipment to its employees. The Company had implemented work from home policies at its office in the State of New York for a short period of time at the beginning of the pandemic as mandated by New York State, but has since reverted to normal operations.

The Company takes a comprehensive approach to developing its workforce, including by striving to use a fair recruiting process to select talented individuals. Park also believes that fair compensation, opportunities for career development, employee engagement, and a singular focus on the principles of integrity and humility, have organically cultivated a workforce that is diverse at all levels. Park believes that principle-based approach to hiring and retention makes the Company a desirable workplace for employees of all backgrounds while improving business performance by maintaining the Company’s “niche” culture.

Environmental Matters

Aviation is one of the fastest growing sources of the greenhouse gas emissions. Air travel is also considered to be one of the most carbon intensive activity an individual can make. As air travel rebounds from the COVID-19 Pandemic and gradually returns to its aggressive pre-pandemic growth trajectory, aircraft fuel efficiency will return to being an increasingly important factor in addressing the reduction of greenhouse gas. Park’s composite material products and the aircraft parts that are crafted using such products, enable aircraft to operate on substantially less fuel than would be the case using comparable aluminum-crafted aircraft parts. This reduced fuel consumption creates economic savings for end-users of applicable aircraft, while also substantially reducing the carbon based emissions of such aircraft.

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

The recent coronavirus outbreak may continue to have an adverse effect on our business.

The COVID-19 Pandemic is having an unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis by mandating restrictions on social activity. These impacts include, but are not limited to, the potential adverse effect of the COVID-19 Pandemic on the economy, the Company’s vendors, employees, customers and OEMs, as well as end-users of the Company’s products, including the commercial and business aircraft industries. The pandemic has adversely impacted global economic conditions, the Company’s business, results of operations and cash flows. Continued impacts of the pandemic may further adversely impact the same, and may require actions in response, including but not limited to expense reductions, in an effort to mitigate such impacts. The extent of the impact of the COVID-19 Pandemic on the Company’s business and financial results continues to depend largely on future developments, including the duration of the spread of the outbreak, the impact on capital and financial markets and the related impact on the financial circumstances of the Company’s customers and OEMs, as well as end-users of the Company’s products, including the commercial and business aviation industries, all of which are highly uncertain and cannot be predicted. This situation is changing rapidly, and additional impacts may arise that the Company is not aware of currently.

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

There are a limited number of qualified suppliers of the principal materials used by the Company in its manufacture of aerospace composite materials and composite structures and assemblies. The Company has qualified alternate sources of supply for many, but not all, of its raw materials, but certain raw materials are produced by only one supplier. In some cases, substitutes for certain raw materials are not always readily available, and in the past there have been shortages in the market for certain of these materials. Raw material substitutions for certain aircraft related products may require governmental (such as Federal Aviation Administration) approval. While the Company considers its relationships with its suppliers to be strong, a shortage of these materials or a disruption of the supply of these materials caused by a natural disaster or otherwise could materially increase the Company’s cost of operations and could materially adversely affect the business and results of operations of the Company. Likewise, significant increases in the cost of materials purchased by the Company could also materially increase the Company’s cost of operations and could have a material adverse effect on the Company’s business and results of operations if the Company were unable to pass such increases through to its customers. The COVID-19 Pandemic has negatively impacted, and may continue to negatively impact, the Company’s suppliers. If, due to the impact, one or more of the Company’s suppliers is required to temporarily close manufacturing facilities, the Company’s ability to procure raw materials for its manufacturing processes may become limited and this could ultimately limit the Company’s ability to manufacture its products.

The Company's customer base is highly concentrated, and the loss of one or more customers could adversely affect the Company's business.

A loss of one or more key customers could adversely affect the Company's profitability. The Company's customer base is concentrated, in part, because the Company's business strategy has been to develop long-term relationships with a select group of customers. During the Company's fiscal years ended February 28, 2021, March 1, 2020 and March 3, 2019, the Company's ten largest customers accounted for approximately 71%, 76% and 74%, respectively, of net sales. The Company expects the sales to a relatively small number of customers will continue to account for a significant portion of its net sales for the foreseeable future. “Customers and End Markets” in Item 1 of Part I of this Report. The COVID-19 Pandemic has negatively impacted, and may continue to negatively impact, the Company’s customers. If one or more of the Company’s customers is further negatively impacted by the COVID-19 Pandemic the Company’s customer base could become more concentrated.

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

In addition, the Company is subject to the effects of general regional and global economic and financial conditions. The COVID-19 Pandemic has negatively impacted, and may continue to negatively impact, the aerospace industry, and the commercial aerospace industry in particular. Commercial airlines have instituted cost reduction initiatives including limiting capacity, reducing workforces, limiting discretionary operational expenditures and delaying capital expenditures. If commercial airlines continue to be negatively impacted by the COVID-19 Pandemic, including due to temporary or permanent reductions in commercial airline passenger traffic, orders for Company products could be negatively impacted.

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

The Company’s success depends, to a certain extent, on the continued availability of its senior management team and key technical employees. Each of the Company’s executive officers, key technical personnel and other employees could terminate his or her employment at any time. The loss of any member of the Company’s senior management team might significantly delay or prevent the achievement of the Company’s business objectives and could materially harm the Company’s business and customer relationships. In addition, because of the highly technical nature of the Company’s business, the loss of any significant number of the Company’s key technical personnel could have a material adverse effect on the Company. The Company competes for manufacturing and engineering talent in a competitive labor market. Personnel turnover and training costs could negatively impact the Company’s operations. The COVID-19 Pandemic could place the continued availability of its senior management team and key employees at risk. Certain members of the Company’s senior management team and key employees do not reside near their place of work and rely heavily on commercial airline travel, which may be restricted.

The Company’s business and operations may be adversely affected by cybersecurity breaches or other information technology system or network intrusions.

The Company depends on information technology and computerized systems to communicate and operate effectively, some of which are connected to networks of third parties that are not under the Company’s direct control. The Company stores sensitive data on its servers and databases including proprietary business information, intellectual property and confidential employee or other personal data pertaining to the Company’s business, customers, suppliers, OEMs, employees and other third parties. Attempts by others to gain unauthorized access to the Company’s information technology systems and data have become more frequent and sophisticated. These attempts, which might be related to industrial or foreign government espionage, activism, or other motivations, include covertly introducing malware and “ransomware” to the Company’s computers and networks, performing reconnaissance, impersonating authorized users, and stealing, corrupting or restricting the Company’s access to data, among other activities.

As with most companies, the Company has experienced cyber-attacks, attempts to breach the Company’s systems and other similar incidents, none of which, has resulted in loss of data or materially affected the Company’s business, operations or financial results. The Company has addressed past cybersecurity breaches by working with leading providers of incident response, risk management and digital forensics services.  In coordination with such service providers, Park also continues to update its infrastructure, security tools (including firewalls and anti-virus software), and employee training and processes, to protect against security incidents and to prevent their recurrence. While Company personnel have been tasked to detect and investigate such incidents, cybersecurity attacks and other data security breaches can and are expected to occur in the future and the Company may be unable to implement adequate preventive or remediation measures, as breach and disruption techniques change frequently and are generally not detected until after an incident has occurred.

The unauthorized use of the Company’s intellectual property and/or confidential or personal information or any material disruption in the systems that store such information could materially harm the Company’s competitive position, reduce the value of the Company’s investment in research and development (through the loss of trade secrets or other proprietary and competitively sensitive information) and other strategic initiatives, compromise personally identifiable information regarding customers or employees, delay the Company’s ability to access its information systems at critical times, cause operational disruptions and delays, jeopardize the security of the Company’s facilities or otherwise materially and adversely affect the Company’s business or financial results. Any intrusion may also result in material fines, penalties, governmental investigations and proceedings, litigation, diminished competitive advantages through reputational damages and increased operational expenses (including remediation and damage expenses). Many victims of cyber-attacks also are forced to pay significant ransoms or incur significant expenses to recover critical business systems and data.  Additionally, the Company may incur additional costs to comply with its customers’, including the U.S. Government’s, requirements for data security and increased cybersecurity protections and standards.  The Company may be similarly harmed if any of the foregoing incidents occur at  third parties that are connected to the Company’s networks and that are not under the Company’s direct control.

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

Location	Owned or Leased	Use	Size (Square Footage)

Westbury, NY	Leased	Administrative Offices	2,000
Newton, KS	Leased	Advanced Composite Materials, Parts and Assemblies	93,500
Singapore	Leased	Advanced Composite Materials	21,000

The Company believes its facilities and equipment to be in good condition and reasonably suited and adequate for its current needs. Most of the Company’s manufacturing facilities have the capacity to substantially increase their production levels.

In December 2018, the Company entered into a Development Agreement with the City of Newton, Kansas and the Board of County Commissioners of Harvey County, Kansas. Pursuant to this agreement, the Company agreed to construct and operate an additional manufacturing facility of approximately 90,000 square feet for the design, development and manufacture of advanced composite materials and parts, structures and assemblies for aerospace. The Company further agreed to equip the facility through the purchase of machinery, equipment and furnishings and to create additional new full-time employment of specified levels during a five-year period. In exchange for these agreements, the City and the County agreed to lease to the Company three acres of land at the Newton, Kansas Airport, in addition to the eight acres previously leased to the Company by the City and County. The City and County further agreed to provide financial and other assistance toward the construction of the additional facility as set forth in the Development Agreement. The Company estimates the total cost of the additional facility to be approximately $18.8 million, and the Company expects to complete the construction of the additional facility in the second half of the 2021 calendar year. As of February 28, 2021, the Company had $748,000 in equipment purchase obligations and $14.9 million of construction-in-progress related to the additional facility.

During the 2019 fiscal year, the Company sold its dormant facility in Newburgh, New York. The Company’s Nelco Products, Inc. business unit located in California and its Neltec, Inc. business unit located in Arizona, as well as the properties leased by those business units, were transferred to AGC Inc. in connection with the Sale, except that the dormant Fullerton facility was transferred to, and was retained by, a newly organized subsidiary of the Company. During the 2020 fiscal year, the Company exited its dormant facility in Fullerton, California. Prior to the Company’s sale of its Electronics Business, aerospace composite materials were also manufactured by the Company’s Nelco Products Pte. Ltd. business unit in Singapore at a facility that was transferred to a subsidiary of the Company in connection with the Sale, and is currently idle.

ITEM 3. LEGAL PROCEEDINGS.

No material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

EXECUTIVE OFFICERS OF THE REGISTRANT.

Name	Title	Age
Brian E. Shore	Chief Executive Officer and Chairman of the Board of Directors	69

P. Matthew Farabaugh	Senior Vice President and Chief Financial Officer	60

Mark A. Esquivel	President and Chief Operating Officer	48

Constantine Petropoulos	Senior Vice President and General Counsel	43

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

Mr. Esquivel was promoted to President and Chief Operating Officer of the Company on November 2, 2020, after having been elected Executive Vice President and Chief Operating Officer of the Company on May 7, 2019, and having been elected Senior Vice President and Chief Operating Officer in December 2018. He had been Senior Vice President – Aerospace of the Company since October 2017 and Vice President – Aerospace of the Company and President of the Company’s Park Aerospace Technologies Corp. business unit in Newton, Kansas since April 2015. Mr. Esquivel has been employed by the Company and its subsidiaries in various positions since 1994. He was Vice President of Aerospace Composite Structures of Park Aerospace Technologies Corp. from March 2012 to April 2015 and President of Park Aerospace Technologies Corp. from June 2010 to March 2012. Prior to June 2010, Mr. Esquivel was Vice President and General Manager of the Company’s former Neltec, Inc. business unit located in Tempe, Arizona, and was responsible for the day-to-day operations of Neltec, Inc. since his appointment to that position in September 2008, having held various positions since he originally joined Neltec, Inc. in 1994.

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

For the Fiscal Year Ended	Stock Price		Dividends
February 28, 2021	High	Low	Declared

First Quarter	$14.49	$9.14	$0.10
Second Quarter	13.78	10.51	0.10
Third Quarter	13.85	10.55	0.10
Fourth Quarter	15.01	12.63	0.10

For the Fiscal Year Ended	Stock Price		Dividends
March 1, 2020	High	Low	Declared

First Quarter	$17.48	$14.94	$0.10
Second Quarter	19.16	15.09	0.10
Third Quarter	18.90	15.78	0.10
Fourth Quarter	17.45	13.91	1.10	(a)

(a)

During the 2020 fiscal year fourth quarter, the Company declared its regular cash dividend of $0.10 per share in December 2019, payable February 4, 2020 to shareholders of record on January 2, 2020, and declared a special cash dividend of $1.00 per share in January 2020, payable February 20, 2020 to shareholders of record on January 21, 2020.

As of April 27, 2021, there were 487 holders of record of Common Stock.

The Company expects, for the foreseeable future, to continue to pay regular cash dividends.

The following table provides information with respect to shares of the Company’s Common Stock acquired by the Company during each month included in the Company’s 2021 fiscal year fourth quarter ended February 28, 2021:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

November 30 - December 28	0	$-	0

December 29 - January 28	0	$-	0

January 29 - February 28	0	$-	0

Total	0	$-	0	1,394,015 (a)

(a)

Aggregate number of shares available to be purchased by the Company pursuant to share purchase authorizations announced on January 8, 2015 and March 10, 2016. Pursuant to such authorizations, the Company is authorized to purchase its shares from time to time on the open market or in privately negotiated transactions.

In 2021 the Company purchased 137,397 shares at an aggregate purchase price of $1,644,000. As a result of the authorizations announced on January 8, 2015 and March 10, 2016, the Company is authorized to purchase up to a total of 1,394,015 shares of its common stock, representing approximately 6.8% of the Company’s 20,382,876 total outstanding shares as of the close of business on February 28, 2021.

As previously announced by the Company, shares purchased by the Company will be retained as treasury stock and will be available for use under the Company’s stock option plan and for other corporate purposes.

Stock Performance Graph

The graph set forth below compares the annual cumulative total return for the Company’s five fiscal years ended February 28, 2021 among the Company, the New York Stock Exchange Market Index (the “NYSE Index”), the Nasdaq US Small Cap Aerospace and Defense Index (the “Nasdaq Index”). The returns of each company in the Nasdaq Index have been weighted according to the company’s stock market capitalization. The graph has been prepared based on an assumed investment of $100 on February 28, 2016 and the reinvestment of dividends (where applicable).

	2016	2017	2018	2019	2020	2021
Park Aerospace Corp.	$100.00	$139.11	$147.24	$188.29	$163.48	$168.83
NYSE Index	$100.00	$123.24	$141.12	$143.05	$143.02	$177.52
NASDAQ US Small Cap Aerospace and Defense Index	$100.00	$133.23	$157.20	$196.33	$192.07	$237.94

ITEM 6. NOT APPLICABLE.

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

The Company’s fiscal year is the 52- or 53-week period ending the Sunday nearest to the last day of February. The 2021, 2020 and 2019 fiscal years ended on February 28, 2021, March 1, 2020 and March 3, 2019, respectively. The 2019 fiscal year consisted of 53 weeks. The 2021 and 2020 fiscal years each consisted of 52 weeks. Unless otherwise indicated in this Discussion and Analysis, all references to years and quarters in this Discussion and Analysis are to the Company’s fiscal years and fiscal quarters and all annual and quarterly information in this Discussion and Analysis is for such fiscal years and quarters, respectively.

2021 Financial Overview

In 2019, the Company announced the major expansion of its aerospace manufacturing, development and design facilities located at the Newton City-County Airport in Newton, Kansas.  This expansion includes the construction of a redundant manufacturing facility located adjacent to Park’s existing Newton, Kansas facilities.  This facility, which is being constructed in part to support a major aerospace customer, will include approximately 90,000 square feet of manufacturing and office space, and will essentially double the size of Park’s existing Newton, Kansas manufacturing footprint.  The total cost of the expansion is expected to be approximately $18.8 million, and the expansion is expected to be completed in the second half of the 2021 calendar year.  The expansion includes new resin mixing and delivery systems, new hot-melt film and tape manufacturing lines, space to accommodate an additional hot-melt tape line or solution treating line, space to accommodate a confidential joint development project with a major aerospace customer, additional slitting capability, significant additional freezer and storage space, an expanded production lab, a new R&D lab and additional office space. Through February 28, 2021, the Company had incurred $14.9 million on the expansion.

In December 2019, a novel strain of coronavirus was reported in Wuhan, China and has since spread worldwide, including to the United States, posing public health risks that have reached pandemic proportions (the “COVID-19 Pandemic”).

The COVID-19 Pandemic and resultant global economic crisis had significant impacts on the Company’s results of operations and cash flow for the year ended February 28, 2021. The COVID-19 Pandemic and crisis had significant impacts on the markets the Company sells into, particularly the commercial and business aircraft markets. As a result, the Company has experienced a significant reduction in sales and backlog.

Even after the COVID-19 Pandemic has subsided, the Company may continue to experience adverse impacts to its business as a result of the potential continuing impact of the economic crisis on the markets the Company serves.

The Company's total net sales worldwide in 2021 were 23% lower than in 2020 due primarily to the lower sales to commercial aerospace and business aircraft customers due to the impacts of the pandemic on those markets partially offset by higher military sales during 2021.

The Company’s gross profit margin, measured as a percentage of sales, decreased to 28.5% in 2021 from 31.1% in 2020. Lower sales and production levels combined with the fixed nature of certain overhead costs led to lower gross margins.

The Company recorded restructuring charges of $1.6 million in 2021, related to the closure of the Company’s Park Aerospace Technologies Asia, Pte, Ltd. business unit located Singapore.

The Company’s earnings from continuing operations in 2021 were 49% lower than in 2020, primarily as a result of the aforementioned decreases in sales and gross profit partially offset by a 23% reduction in selling, general and administrative expenses. The Company’s net earnings from continuing operations in 2021 were 49% lower than in 2020, primarily due to lower sales and to lower interest income partially offset by lower selling, general and administrative expenses.

The Company has a number of long-term contracts pursuant to which certain of its customers, some of which represent a substantial portion of the Company’s revenue, place orders. Long-term contracts with the Company’s customers are primarily requirements based and do not guarantee quantities. An order forecast is generally agreed concurrently with pricing for any applicable long-term contract. This order forecast is then typically updated periodically during the term of the underlying contract. Purchase orders are generally received in excess of three months in advance of delivery.

Results of Operations:

2021 Compared to 2020

	Year Ended
	February 28,	March 1,
(Amounts in thousands, except per share amounts)	2021	2020	Increase / (Decrease)

Net sales	$46,276	$60,014	$(13,738)	-23%
Cost of sales	33,085	41,341	(8,256)	-20%
Gross profit	13,191	18,673	(5,482)	-29%
Selling, general and administrative expenses	6,113	7,932	(1,819)	-23%
Restructuring charges	1,570	-	1,570	100%
Earnings from continuing operations	5,508	10,741	(5,233)	-49%
Interest and other income	1,777	3,330	(1,553)	-47%
Earnings from continuing operations before income taxes	7,285	14,071	(6,786)	-48%
Income tax provision	2,093	3,866	(1,773)	-46%
Net earnings from continuing operations	5,192	10,205	(5,013)	-49%
Loss from discontinued operations, net of tax	(328)	(653)	325	-50%
Net earnings	$4,864	$9,552	$(4,688)	-49%

Earnings (loss) per share:
Basic:
Continuing operations	$0.25	$0.50	$(0.25)	-50%
Discontinued operations	(0.01)	(0.03)	0.02	-67%
Basic earnings per share	$0.24	$0.47	$(0.23)	-49%

Diluted:
Continuing operations	$0.25	$0.50	$(0.25)	-50%
Discontinued operations	(0.01)	(0.03)	0.02	-67%
Diluted earnings per share	$0.24	$0.47	$(0.23)	-49%

Net Sales

The Company's total net sales worldwide in 2021 were 23% lower than in 2020 due primarily to the lower sales to commercial aerospace and business aircraft customers as a result of the inverse impact of the COVID-19 Pandemic on those markets, partially offset by higher military sales during 2021.

Gross Profit

The Company’s gross profit margin, measured as a percentage of sales, decreased to 28.5% in 2021 from 31.1% in 2020. Lower sales and production levels combined with the fixed nature of certain overhead costs lead to lower gross margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $1.8 million, or 23%, during 2021 compared to 2020. Such expenses, measured as percentages of sales, were 13.2% during both the 2021 and 2020 fiscal years. The decrease in such expenses in 2021 was due primarily to decreased travel and entertainment, salaries and lower stock option expenses, excluding stock option modification charges in 2020.

Selling, general and administrative expenses in 2021 included $0.2 million of stock option expenses compared to $0.7 million of such expenses in 2020, including $0.2 million due to the modification of previously granted stock options.

Restructuring Charges

The Company recorded restructuring charges of $1.6 million in the 2021 related to the closure of the Company’s Park Aerospace Technologies Asia, Pte, Ltd. business unit located Singapore.

Earnings from Continuing Operations

For the reasons set forth above, the Company’s earnings from continuing operations were $5.5 million for 2021, including the pretax charges of $1.6 million for the closure of the facility located in Singapore. The Company’s earnings from continuing operations were $10.7 million in 2020, including a pre-tax stock option modification charge of $0.2 million resulting from the special dividend of $1.00 per share paid in February 2020.

Interest and Other Income

Interest and other income were $1.8 million and $3.3 million for 2021 and 2020, respectively. The decrease from 2020 was due primarily to lower average invested cash during the period and lower weighted average interest rates. During 2021 and 2020, the Company earned interest income principally from its investments, which were primarily in short-term instruments and money market funds.

Income Tax Provision

The Company’s effective income tax rate of 28.7% for 2021 was due primarily to the U.S. Federal rate and state income taxes. The Company’s effective income tax rate was lower in 2020, due to favorable adjustments to valuation allowances on state tax credits and a lower state effective tax rate in 2020.

Net Earnings from Continuing Operations

The Company’s net earnings from continuing operations for 2021 were $5.2 million, including the pretax charges of $1.6 million for the closure of the facility located in Singapore. The Company’s net earnings from continuing operations for 2020 were $10.2 million, including the stock option modification pre-tax charge of $0.2 million in connection with the special dividend of $1.00 per share paid in February 2020.

Discontinued Operations

On December 4, 2018, Park completed the previously announced sale of its Electronics Business, including manufacturing facilities in Singapore, France, California and Arizona and R&D facilities in Singapore and Arizona, to AGC Inc. for an aggregate purchase price of $145 million in cash, subject to post-closing adjustments for changes in working capital compared to the target net working capital, excluding cash in certain acquired subsidiaries and certain accrued and unpaid taxes of certain acquired subsidiaries. See Note 12, “Discontinued Operations”, of the Notes to Consolidated Financial Statements elsewhere in this Report for additional information on the sale.

The operating results of the Electronics Business are classified, together with certain costs related to the sale, as discontinued operations, net of tax, in the Consolidated Statements of Operations.

The Company’s loss from discontinued operations was lower in 2021 compared to 2020 primarily as a result of exiting the facility in Fullerton California, previously used in the electronics operations, at the beginning of the Company’s third fiscal quarter of 2021.

Basic and Diluted Earnings Per Share

Basic and diluted earnings per share from continuing operations for 2021 were $0.25, including the pretax charges for the closure of the facility located in Singapore, compared to basic and diluted earnings per share for 2020 of $0.50, including the stock option modification charge in connection with the special dividend paid in February 2020. The net impact of the items described above was to decrease basic and diluted earnings per share by $0.07 in 2021 and $0.01 in 2020.

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

Earnings per share:
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

Discontinued Operations

On December 4, 2018, Park completed the previously announced sale of its Electronics Business, including manufacturing facilities in Singapore, France, California and Arizona and R&D facilities in Singapore and Arizona, to AGC Inc. for an aggregate purchase price of $145 million in cash, subject to post-closing adjustments for changes in working capital compared to the target net working capital, excluding cash in certain acquired subsidiaries and certain accrued and unpaid taxes of certain acquired subsidiaries. See Note 12, “Discontinued Operations”, of the Notes to Consolidated Financial Statements elsewhere in this Report for additional information on the sale.

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

Liquidity and Capital Resources:

(Amounts in thousands)	February 28,	March 1,	Increase /
	2021	2020	(Decrease)

Cash and marketable securities	$116,542	$122,355	$(5,813)
Working capital	124,348	136,487	(12,139)

From continuing operations	Fiscal Year Ended
(Amounts in thousands)	February 28,	March 1,	March 3,	Increase / (Decrease)
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019

Net cash provided by operating activities	$13,340	$5,871	$8,060	$7,469	$(2,189)
Net cash provided by (used in) investing activities	32,958	(42,511)	8,898	75,469	(51,409)
Net cash used in financing activities	(9,785)	(28,304)	(105,519)	18,519	77,215

Cash and Marketable Securities

The Company believes it has sufficient liquidity to fund its operating activities for the 12 months from the date of the filing of this Form 10-K Annual Report and for the foreseeable future thereafter.

The change in cash and marketable securities at February 28, 2021 compared to March 1, 2020 was primarily the result of positive operating cash flow more than offset by capital expenditures and regular quarterly dividends paid by the Company to its shareholders during 2021 and a number of additional factors. The significant changes in cash provided by operating activities were as follows:

●	accounts receivable decreased by 30% at February 28, 2021 compared to March 1, 2020 due primarily to the decrease in total net sales in the last month of 2021;

●	inventory decreased 25% due primarily to lower raw material purchases at the end of February 2021 as a result of lower production rates;

●	prepaid expenses and other current assets decreased 39% due primarily to the decrease in income tax receivable;

●	accounts payable decreased 30% due primarily to the lower raw material purchases and capital expenditures at the end of February 2021;

●	income taxes payable increased 40% at February 28, 2021 compared to March 1, 2020 due to the current tax provision in excess of the tax payments.

In addition, the Company paid $8.2 million and $28.7 million in cash dividends during 2021 and 2020, respectively, including special dividends of $20.5 million paid in 2020.

Working Capital

Working capital at February 28, 2021 was lower compared to March 1, 2020. Decreases in cash and cash equivalents and marketable securities, decreases in accounts receivable, inventories and prepaid and other assets and increases taxes payable were partially offset by decreases in accounts payable.

The Company's current ratio (the ratio of current assets to current liabilities) was 16.6 to 1 at February 28, 2021 compared to 16.7 to 1 at March 1, 2020.

Cash Flows

During 2021, the Company's net earnings from continuing operations, before depreciation and amortization, stock-based compensation, amortization of bond premium, gain on sale of fixed assets and non-cash restructuring, were $8.3 million. Such earnings were decreased by changes in operating assets and liabilities of $5.0 million, resulting in $13.0 million of cash provided by operating activities from continuing operations. During 2021, the Company expended $7.5 million for the purchase of property, plant and equipment compared to $6.8 million during 2020, the Company paid $1.6 million for the repurchase of the Company’s stock and the Company paid $8.2 million and $28.7 million in cash dividends in 2021 and 2020, respectively.

Other Liquidity Factors

In December 2018, the Company entered into a Development Agreement with the City of Newton, Kansas and the Board of County Commissioners of Harvey County, Kansas.  Pursuant to this agreement, the Company agreed to construct and operate an additional manufacturing facility approximately 90,000 square feet in size for the design, development and manufacture of advanced composite materials and parts, structures and assemblies for aerospace. the Company further agreed to equip the facility through the purchase of machinery, equipment and furnishings and to create additional new full-time employment of specified levels during a five-year period.  In exchange for these agreements, the City and the County agreed to lease to the Company three acres of land at the Newton City/County Airport, in addition to the eight acres previously leased to the Company by the City and County.  The City and the County further agreed to provide financial and other assistance toward the construction of the additional facility as set forth in the Development Agreement. The Company estimates the total cost of the additional facility to be approximately $18.8 million, and the Company expects to complete the construction of the additional facility in the first half of the 2021 calendar year. As of February 28, 2021, the Company had $748 in equipment purchase obligations and $14,874 of construction-in-progress related to the additional facility. (See Note 1, Consolidated Financial Statements).

On December 22, 2017, the U.S. government enacted comprehensive tax reform commonly referred to as the Tax Cuts and Jobs Act (“TCJA” or “Tax Act”) and significantly revised U.S. corporate income tax by, among other things, lowering corporate income tax rates, imposing a one-time transition tax on deemed repatriated earnings of non-U.S. subsidiaries, and implementing a territorial tax system. As a result of the Tax Act, the Company recorded tax payable to be paid in installments over eight years. The remaining balance of these installment payments, as of February 28, 2021, was approximately $16 million to be paid over the next five years.

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

Contractual Obligations:

The Company's contractual obligations and other commercial commitments to make future payments under contracts, such as lease agreements, consist only of operating lease commitments, commitments to purchase raw materials and commitments to purchase equipment, as described in Note 10 of the Notes to Consolidated Financial Statements included elsewhere in this Report. The Company has no other long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments or contingent commitments, other than two standby letters of credit in the total amount of $0.3 million to secure the Company's obligations under its workers’ compensation insurance program.

As of February 28, 2021, the Company’s significant contractual obligations, including payments due by fiscal year, were as follows:

Contractual Obligations (Amounts in thousands)	Total	2022	2023-2024	2025-2026	2027 and Thereafter

Operating lease obligations	$212	$151	$61	$-	$-
Equipment purchase obligations	748	748	-	-	-
Total	$960	$899	$61	$-	$-

At February 28, 2021, the Company had unrecognized tax benefits and related interest of $4.5 million. A reasonable estimate of the timing of the payment of these liabilities is not possible.

Off-Balance Sheet Arrangements:

The Company's liquidity is not dependent on the use of, and the Company is not engaged in, any off-balance sheet financing arrangements, such as securitization of receivables or obtaining access to assets through special purpose entities.

Environmental Matters:

The Company is subject to various Federal, state and local govern‐ment and foreign government requirements relating to the protection of the environment. The Com‐pany believes that, as a general matter, its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and that its handling, manufacture, use and disposal of hazardous or toxic substances are in accord with environmental laws and regulations. However, mainly because of past opera‐tions of the Company’s former Electronics Business and operations of predecessor companies, which were generally in compliance with applicable laws at the time of the operations in question, the Company, like other companies engaged in similar businesses, is a party to claims by govern‐ment agencies and third parties and has incurred remedial response and voluntary cleanup costs associated with environmental matters. Additional claims and costs involving past environmental matters may continue to arise in the future. It is the Company's policy to record appropriate liabilities for such matters when remedial efforts are probable and the costs can be reasonably estimated.

In 2021, 2020 and 2019, the Company incurred approximately $9,000, $41,000 and $70,000, respectively, for remedial response and voluntary cleanup costs and related legal fees, and the Company received, or expects to receive, reimbursement pursuant to general liability insurance coverage for approximately $9,000, $38,000 and $68,000, respectively, of such amounts. While annual environmental remedial response and voluntary cleanup expenditures, including legal fees, have generally been constant from year to year, and may increase over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At February 28, 2021 and March 1, 2020, there were no amounts recorded in accrued liabilities for environmental matters.

Management does not expect that environmental matters will have a material adverse effect on the liquidity, capital resources, busi‐ness, consolidated results of operations or consolidated financial position of the Company. See Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for a discussion of the Company's contin‐gencies, includ‐ing those related to environmental matters.

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

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk – The exposure to market risks for changes in interest rates relates to the Company's short-term investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company’s short-term investment portfolio is managed in accordance with guidelines issued by the Company. These guidelines are designed to establish a high quality fixed income portfolio of government and highly rated corporate debt securities with a maximum weighted maturity of less than one year. Based on the average anticipated maturity of the investment portfolio at the end of the 2021 fiscal year, the Company does not believe that a hypothetical 10% fluctuation in short-term interest rates would have had a material impact on the consolidated results of operations or financial position of the Company.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Park Aerospace Corp. and subsidiaries (the “Company”) as of February 28, 2021 and March 1, 2020 and the related consolidated statements of operations, comprehensive earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended February 28, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2021 and March 1, 2020, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment on non-operating fixed assets

As described in Note 8 and Note 10 to the consolidated financial statements, the Company has approximately $1.3 million of fixed assets associated with discontinued operations in Asia and $14.9 million of construction in process, respectively, collectively “non-operating assets”.  Management assesses impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  Due to the impacts of COVID-19, such circumstances have occurred and management performed such as assessment as of February 28, 2021.  The determination of recoverability required management to make assumptions and estimates about the future undiscounted cash flows associated with such assets, market comparisons of value, future utilization and requirements and purchaser interest.  The more sensitive assumptions included projected operating results and utilization, market comparisons of value as well as current negotiations with potential purchasers.

The principal considerations for our determination that performing procedures relating to the impairment assessment of the Company’s non-operating fixed assets is a critical audit matter are the significant judgment required of management when determining the recoverability of the non-operating fixed assets, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s significant assumptions related to projected operating results and utilization, market comparisons and purchaser interest.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements.  The procedures include, among others, testing management’s process for determining the recoverability of its non-operating assets, which include (i) evaluating the reasonableness of the projected operating results and utilization, market comparisons and purchaser interest, (ii) testing the completeness and accuracy of underlying data used to determine the projected operating results and utilization, market comparisons and purchaser interest and (iii) evaluating the significant assumptions used by management related to the projected operating results and utilization, market comparisons and purchaser interest.  Evaluating management’s assumptions related to projected operating results and utilization, market comparisons and purchaser interest involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Company, (ii) the consistency with external market and industry data and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ CohnReznick LLP

We have served as the Company’s auditor since 2014.

Parsippany, New Jersey

May 13, 2021

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	February 28, 2021	March 1, 2020
ASSETS
Current assets:
Cash and cash equivalents	$41,595	$5,410
Marketable securities (Note 2)	74,947	116,945
Accounts receivable, less allowance for doubtful accounts of $89 and $73, respectively	7,633	10,925
Inventories (Note 3)	4,794	6,379
Prepaid expenses and other current assets	3,372	5,535
Total current assets	132,341	145,194

Property, plant and equipment, net (Note 3)	21,130	16,100
Operating right-of-use assets (Note 10)	103	420
Goodwill and other intangible assets, net (Note 3)	9,797	9,804
Other assets (Note 4)	141	268
Total assets	$163,512	$171,786

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,300	$4,735
Operating lease liabilities (Note 10)	33	152
Accrued liabilities (Note 3)	1,708	1,709
Income taxes payable	2,952	2,111
Total current liabilities	7,993	8,707

Long-term operating lease liabilities (Note 10)	86	268
Non-current income taxes payable (Note 4)	14,303	15,986
Deferred income taxes (Note 4)	778	834
Other liabilities (Note 4)	4,411	4,316
Total liabilities	27,571	30,111

Commitments and contingencies (Notes 10 and 11)

Shareholders' equity (Note 6):
Preferred stock, $1 par value per shares-authorized, 500,000 shares; issued, none	-	-
Common stock, $0.10 par value per shares-authorized, 60,000,000 shares; issued, 20,965,144 shares	2,096	2,096
Additional paid-in capital	170,038	169,862
Accumulated deficit	(25,063)	(21,774)
Accumulated other comprehensive (loss) earnings	(336)	668
	146,735	150,852

Less treasury stock, at cost, 582,268 and 446,321 shares, respectively	(10,794)	(9,177)
Total shareholders' equity	135,941	141,675
Total liabilities and shareholders' equity	$163,512	$171,786

See Notes to Consolidated Financial Statements.

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Fiscal Year Ended
	February 28,	March 1,	March 3,
	2021	2020	2019

Net sales	$46,276	$60,014	$51,116
Cost of sales	33,085	41,341	34,932
Gross profit	13,191	18,673	16,184
Selling, general and administrative expenses	6,113	7,932	8,968
Restructuring charges (Note 8)	1,570	-	-
Earnings from continuing operations	5,508	10,741	7,216
Interest and other income	1,777	3,330	2,379
Loss on sale of marketable securities	-	-	(1,498)
Earnings from continuing operations before income taxes	7,285	14,071	8,097
Income tax provision (Note 4)	2,093	3,866	1,791
Net earnings from continuing operations	5,192	10,205	6,306
(Loss) earnings from discontinued operations, net of tax (Note 12)	(328)	(653)	107,239
Net earnings	$4,864	$9,552	$113,545

Earnings (loss) per share (Note 7)
Basic:
Continuing operations	$0.25	$0.50	$0.31
Discontinued operations	(0.01)	(0.03)	5.29
Basic earnings per share	$0.24	$0.47	$5.60
Basic weighted average shares	20,387	20,507	20,288

Diluted:
Continuing operations	$0.25	$0.50	$0.31
Discontinued operations	(0.01)	(0.03)	5.26
Diluted earnings per share	$0.24	$0.47	$5.57
Diluted weighted average shares	20,478	20,595	20,385

See Notes to Consolidated Financial Statements.

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts in thousands)

	Fiscal Year Ended
	February 28,	March 1,	March 3,
	2021	2020	2019

Net earnings	$4,864	$9,552	$113,545
Other comprehensive (loss) earnings, net of tax:
Foreign currency translation	-	-	(1,310)
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	421	990	41
Less: reclassification adjustment for gains included in net earnings	(272)	(49)	-
Unrealized losses on marketable securities:
Unrealized holding losses arising during the period	(1,176)	(291)	(87)
Less: reclassification adjustment for losses included in net earnings	23	40	1,203
Other comprehensive (loss) earnings	(1,004)	690	(153)
Total comprehensive earnings	$3,860	$10,242	$113,392

See Notes to Consolidated Financial Statements.

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Amounts in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Earnings (Loss)	Shares	Amount

Balance, February 25, 2018	20,965,144	$2,096	$169,011	$(21,099)	$131	723,573	$(14,878)
Net earnings	-	-	-	113,545	-	-	-
Foreign currency translation adjustment for sale of business	-	-	-	-	(1,310)	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	1,157	-	-
Stock options exercised	-	-	(1,157)	-	-	-	-
Stock-based compensation	-	-	1,541	-	-	(244,382)	5,025
Cash dividends ($4.65 per share)	-	-	-	(95,051)	-	-	-
Balance, March 3, 2019	20,965,144	2,096	169,395	(2,605)	(22)	479,191	(9,853)
Net earnings	-	-	-	9,552	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	690	-	-
Stock options exercised	-	-	(259)	-	-	(32,870)	676
Stock-based compensation	-	-	726	-	-	-	-
Cash dividends ($1.40 per share)	-	-	-	(28,721)	-	-	-
Balance, March 1, 2020	20,965,144	2,096	169,862	(21,774)	668	446,321	(9,177)
Net earnings	-	-	-	4,864	-	-	-
Unrealized loss on marketable securities, net of tax	-	-	-	-	(1,004)	-	-
Stock options exercised	-	-	(15)	-	-	(1,450)	27
Stock-based compensation	-	-	191	-	-	-	-
Repurchase of treasury shares	-	-	-	-	-	137,397	(1,644)
Cash dividends ($.40 per share)	-	-	-	(8,153)	-	-	-
Balance, February 28, 2021	20,965,144	$2,096	$170,038	$(25,063)	$(336)	582,268	$(10,794)

See Notes to Consolidated Financial Statements.

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Year Ended
	February 28,	March 1,	March 3,
	2021	2020	2019
Cash flows from operating activities:
Net earnings	$4,864	$9,552	$113,545
Loss (earnings) from discontinued operations, net of tax	328	653	(107,239)
Net earnings from continuing operations	5,192	10,205	6,306
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,150	1,544	1,784
Stock-based compensation	191	726	1,249
Allowance for bad debt	16	41	-
Provision for deferred income taxes	(56)	849	(1,147)
Amortization of bond premium	543	27	(52)
(Gain) loss on sale of marketable securities	(10)	(15)	1,498
Non-cash restructuring	1,318	-	-
Changes in operating assets and liabilities:
Accounts receivable	3,276	(1,614)	(2,392)
Inventories	1,585	(1,112)	(1,312)
Prepaid expenses and other current assets	157	490	(452)
Other assets and liabilities	250	3,348	(1,580)
Accounts payable	(1,435)	1,566	1,344
Accrued liabilities	(1)	(1,211)	1,898
Income taxes payable	1,164	(8,973)	916
Net cash provided by operating activities - continuing operations	13,340	5,871	8,060
Net cash used in operating activities - discontinued operations	(328)	(653)	(517)
Net cash provided by operating activities	13,012	5,218	7,543

Cash flows from investing activities:
Purchase of property, plant and equipment	(7,493)	(6,846)	(2,764)
Purchases of marketable securities	(83,941)	(104,600)	(113,860)
Proceeds from sales and maturities of marketable securities	124,392	68,935	125,522
Net cash provided by (used in) investing activities - continuing operations	32,958	(42,511)	8,898
Net cash provided by investing activities - discontinued operations	-	-	144,951
Net cash provided by (used in) investing activities	32,958	(42,511)	153,849

Cash flows from financing activities:
Dividends paid	(8,153)	(28,721)	(95,051)
Proceeds from exercise of stock options	12	417	(3,868)
Intercompany capital contributions	-	-	(6,600)
Purchase of treasury stock	(1,644)	-	-
Net cash used in financing activities - continuing operations	(9,785)	(28,304)	(105,519)
Net cash used in financing activities - discontinued operations	-	-	-
Net cash used in financing activities	(9,785)	(28,304)	(105,519)

Increase (decrease) in cash and cash equivalents before effect of exchange rate changes - continuing operations	36,513	(64,944)	(88,561)
(Decrease) increase in cash and cash equivalents before effect of exchange rate changes - discontinued operations	(328)	(653)	144,434
Increase (decrease) in cash and cash equivalents before effect of exchange rate changes	36,185	(65,597)	55,873

Effect of exchange rate changes on cash and cash equivalents - continuing operations	-	-	(170)
Effect of exchange rate changes on cash and cash equivalents - discontinued operations	-	-	(2,950)
Effect of exchange rate changes on cash and cash equivalents	-	-	(3,120)

Increase (decrease) in cash and cash equivalents	36,185	(65,597)	52,753
Cash and cash equivalents, beginning of year	5,410	71,007	18,254
Cash and cash equivalents, end of year	$41,595	$5,410	$71,007

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended February 28, 2021

(Amounts in thousands, except share (unless otherwise stated), per share and option amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Park Aerospace Corp. and its subsidiaries (collectively, “Park” or the “Company”), is a global advanced materials company which develops and manufactures advanced composite materials, primary and secondary structures and assemblies and low-volume tooling for the aerospace markets.

a.	Principles of Consolidation – The consolidated financial statements include the accounts of Park and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

b.

Basis of Presentation – On July 25, 2018, the Company entered into a definitive agreement to sell its Electronics Business for $145,000 in cash. This transaction was completed on December 4, 2018. (See Note 12).

The Company has classified the operating results of its Electronics Business, together with certain costs related to the transaction, as discontinued operations, net of tax, in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows, in accordance with Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations. (See Note 12).

c.

Use of Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

d.

Accounting Period – The Company’s fiscal year is the 52- or 53-week period ending the Sunday nearest to the last day of February. The 2021, 2020 and 2019 fiscal years ended on February 28, 2021, March 1, 2020 and March 3, 2019, respectively. Fiscal years 2021, 2020 and 2019 consisted of 52, 52 and 53 weeks, respectively.

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

The Company’s non-financial assets measured at fair value on a non-recurring basis, for purposes of calculating impairment, include goodwill and any long-lived assets written down to fair value. To measure fair value of such assets, the Company uses Level 3 inputs consisting of techniques including an income approach and a market approach. The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the discounted cash flow analysis require the exercise of significant judgment, including judgment about appropriate discount rates, terminal values, growth rates and the amount and timing of expected future cash flows. There were no transfers between levels within the fair value hierarchy during the 2021, 2020 or 2019 fiscal years.

f.

Cash and Cash Equivalents – The Company considers all money market securities and investments with contractual maturities at the date of purchase of 90 days or less to be cash equivalents. The Company had $29,492 and $2,496 in debt securities included in cash equivalents at February 28, 2021 and March 1, 2020, respectively, which were valued based on Level 2 inputs. Certain of the Company’s cash and cash equivalents are in excess of U.S. government insurance. $29,301 of the $116,542 of cash and marketable securities at February 28, 2021 were owned by one of the Company’s wholly-owned foreign subsidiaries.

Supplemental cash flow information:

	Fiscal Year
	2021	2020	2019

Cash paid during the year for:
Income taxes, net of refunds	$782	$8,296	$14,451

At February 28, 2021 and March 1, 2020, the Company held $12,446 and $21, respectively, of cash and cash equivalents in foreign financial institutions.

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

i.

Revenue Recognition – The Company recognizes revenue when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the providing entity expects to be entitled in exchange for those goods or services. We recognize revenue when all of the following criteria are met: (1) we have entered into a binding agreement, (2) the performance obligations have been identified, (3) the transaction price to the customer has been determined, (4) the transaction price has been allocated to the performance obligations in the contract, and (5) the performance obligations have been satisfied. Revenue is recognized in accordance with contracted shipping terms, which represents the Company’s performance obligation. Shipping and handling costs are treated as fulfillment costs.

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

l.

Valuation of Long-Lived Assets – The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Important factors that could trigger an impairment review include, but are not limited to, significant negative industry or economic trends and significant changes in the use of the Company's assets or strategy of the overall business. $1,318 of impairments of long-lived assets was recognized in the 2021 fiscal year and no impairments of long-lived assets were recognized in the 2020 or 2019 fiscal years.

m.

Goodwill and Other Intangible Assets – Goodwill is not amortized. Other intangible assets are amortized over the useful lives, which is 15 years, of the assets on a straight-line basis. The Company tests for impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. With respect to goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value is less than the carrying value. If, based on that assessment, the Company believes it is more likely than not that the fair value is less than the carrying value, a one-step goodwill impairment test is performed. The Company assesses the impairment of goodwill at least annually. The Company conducts its annual goodwill impairment test as of the first day of the fourth quarter. The Company concluded that there was no impairment in the 2021 or 2020 fiscal years.

n.

Shipping Costs – Most of the costs for third-party shippers for transporting products to customers are paid for or reimbursed by customers. The Company records minimal shipping costs in selling, general and administrative expenses.

o.

Property, Plant and Equipment – Property, plant and equipment are stated at cost less accumulated depreciation and amortization. The Company capitalizes additions, improvements and major renewals and expenses maintenance, repairs and minor renewals as incurred. Depreciation and amortization are computed principally by the straight-line method over the estimated useful lives of the assets. Machinery, equipment, furniture and fixtures are generally depreciated over 10 years. Building and leasehold improvements are generally depreciated over 25-30 years or the term of the lease, if shorter. The depreciation and amortization expenses associated with property, plant and equipment were $1,150, $1,544 and $1,784 for the 2021, 2020 and 2019 fiscal years, respectively.

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

r.

Stock-Based Compensation – The Company accounts for stock options, the only form of equity compensation issued by the Company, as compensation expense based on the fair value of the options on the date of grant and recognizes such expense on a straight-line basis over the four-year service period during which the options become exercisable, net of forfeitures. The Company determines the fair value of such options using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates certain assumptions relating to risk-free interest rate, expected volatility, expected dividend yield and expected life of options, in order to arrive at a fair value estimate.

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

2.	MARKETABLE SECURITIES

The following is a summary of available-for-sale securities:

	February 28, 2021
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$56,906	$56,906	$-	$-
U.S. corporate debt securities	18,041	18,041	-	-
Total marketable securities	$74,947	$74,947	$-	$-

	March 1, 2020
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$101,390	$101,390	$-	$-
U.S. corporate debt securities	15,555	15,555	-	-
Total marketable securities	$116,945	$116,945	$-	$-

The following tables show the amortized cost basis, gross unrealized gains and losses and gross realized gains and losses on the Company’s available-for-sale securities:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses

February 28, 2021:
U.S. Treasury and other government securities	$57,400	$153	$647
U.S. corporate debt securities	18,008	52	19
Total marketable securities	$75,408	$205	$666

March 1, 2020:
U.S. Treasury and other government securities	$100,626	$764	$-
U.S. corporate debt securities	15,473	82	-
Total marketable securities	$116,099	$846	$-

	Fiscal Year
	2021	2020	2019

Gross realized gains on sale	$155	$90	$-

Gross realized losses on sale	$145	$75	$1,498

The estimated fair values of such securities at February 28, 2021, by contractual maturity, are shown below:

Due in one year or less	$63,294
Due after one year through five years	11,653
$74,947

In the 2019 fiscal year, the Company recorded losses on the sales of marketable securities of $1,498 in connection with the funding of a special cash dividend of $4.25 per share paid in February 2019.

3.	OTHER CONSOLIDATED BALANCE SHEET DATA

Other consolidated balance sheet data consisted of the following:

	February 28,	March 1,
	2021	2020

Inventories:
Raw materials	$3,490	$5,319
Work-in-process	147	254
Finished goods	1,157	806
	$4,794	$6,379

Property, plant and equipment:
Land, buildings and improvements	$14,236	$13,642
Machinery, equipment, furniture and fixtures	37,446	35,182
	51,682	48,824
Less: accumulated depreciation and amortization	30,552	32,724
	$21,130	$16,100

Goodwill and other intangible assets:
Goodwill	$9,776	$9,776
Other intangibles	21	28
	$9,797	$9,804

Accrued liabilities:
Payroll and payroll related	$596	$578
Employee benefits	2	1
Workers' compensation	138	111
Professional fees	451	467
Restructuring (Notes 8 and 12)	260	432
Other	261	120
	$1,708	$1,709

4.	INCOME TAXES

The income tax provision (benefit) for continuing operations includes the following:

	Fiscal Year
	2021	2020	2019

Current:
Federal	$1,662	$2,556	$1,776
State and local	447	40	164
Foreign	10	383	258
	2,119	2,979	2,198
Deferred:
Federal	132	899	(71)
State and local	109	(12)	(362)
Foreign	(267)	-	26
	(26)	887	(407)
	$2,093	$3,866	$1,791

The income tax provision (benefit) for discontinued operations includes the following:

	Fiscal Year
	2021	2020	2019

Current:
Federal	$(84)	$11,198	$(1,400)
State and local	(23)	1,455	168
Foreign	-	1,397	327
	(107)	14,050	(905)
Deferred:
Federal	-	686	(430)
State and local	-	564	(31)
Foreign	-	(617)	63
	-	633	(398)
	$(107)	$14,683	$(1,303)

State income tax benefits from loss carryforwards to future years were recognized as deferred tax assets in the 2021, 2020 and 2019 fiscal years.

Notwithstanding the U.S. taxation of the deemed repatriated foreign earnings as a result of the transition tax, the Company intends to indefinitely invest approximately $25 million of undistributed earnings outside of the U.S. If these future earnings are repatriated to the U.S., or if the Company determines that such earnings will be remitted in the foreseeable future, the Company may be required to accrue U.S. deferred taxes. In connection with sale of the Electronics Business and the enactment of the Tax Act, the Company repatriated $0, $100,216, and $113,600 in cash from its Singapore and French subsidiaries in the 2021, 2020 and 2019 fiscal years, respectively.

The Company’s pre-tax earnings (loss) from continuing operations in the United States and foreign locations are as follows:

	Fiscal Year
	2021	2020	2019

United States	$8,732	$11,676	$6,661
Foreign	(1,447)	2,395	1,436
Earnings before income taxes	$7,285	$14,071	$8,097

The Company’s pre-tax earnings (loss) from discontinued operations in the United States and foreign locations are as follows:

	Fiscal Year
	2021	2020	2019

United States	$(435)	$(887)	$7,485
Foreign	-	-	114,437
(Loss) earnings before income taxes	$(435)	$(887)	$121,922

The Company’s effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

	Fiscal Year
	2021	2020	2019

Statutory U.S. Federal tax rate	21.0%	21.0%	21.0%
State and local taxes, net of Federal benefit	5.9%	0.1%	1.6%
Foreign tax rate differentials	0.7%	(0.6%)	(0.8%)
Valuation allowance on deferred tax assets	0.0%	(0.1%)	(2.8%)
Adjustment on tax accruals	0.0%	(17.6%)	2.9%
ASC 740-10 change	0.9%	23.5%	0.4%
Foreign tax credits	(0.1%)	(2.7%)	(3.2%)
Subpart F	1.1%	4.0%	4.0%
Permanent differences and other	(0.8%)	(0.1%)	(1.0%)
	28.7%	27.5%	(22.1%)

The Company had state net operating loss carryforwards of approximately $2,160 and $2,515 in the 2021 and 2020 fiscal years, respectively, and total net foreign operating loss carryforwards of approximately $7,798 and $7,862 in the 2021 and 2020 fiscal years, respectively. The Company utilized $64 of net operating loss in the 2020 fiscal year. The Company has a valuation allowance against the remaining carryforwards. The state net operating loss carryforwards will expire in 2021 through 2039.

The Company had available Kansas tax credits of $0 and $45 at the end of the 2021 and 2020 fiscal years, respectively. Kansas credits of $191 were utilized in 2020 and a corresponding tax benefit was recognized.  The Company had Arizona tax credits of $991 and $576 in the 2021 and 2020 fiscal years, respectively, for which no benefit has been provided.

The deferred tax asset valuation allowance of $3,587 as of February 28, 2021 relates to foreign net operating losses and state tax credit carryforwards from continuing operations for which the Company does not expect to realize any tax benefit. During the 2021 fiscal year, the valuation allowance increased by $412, primarily related to the recognition of the Arizona tax credits. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities from continuing operations as of February 28, 2021 and March 1, 2020 were as follows:

	February 28,	March 1,
	2021	2020

Deferred tax assets:
Net operating loss carryforwards	$2,602	$2,608
Tax credits carryforward	991	621
Stock options	1,235	1,120
Other, net	774	478
	5,602	4,827
Valuation allowance on deferred tax assets	(3,587)	(3,175)
Total deferred tax assets, net of valuation allowance	2,015	1,652
Deferred tax liabilities:
Depreciation	(2,045)	(1,743)
Undistributed earnings	(4)	(2)
Other	(702)	(699)
Total deferred tax liabilities	(2,751)	(2,444)
Net deferred tax asset (liability)	$(736)	$(792)

At February 28, 2021 and March 1, 2020, the Company had gross unrecognized tax benefits and related interest of $4,452 and $4,356, respectively, included in other liabilities.  If any portion of the unrecognized tax benefits at February 28, 2021 were recognized, the Company’s effective tax rate would decrease.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for continuing operations is as follows:

	Unrecognized Tax Benefits
	February 28,	March 1,	March 3,
	2021	2020	2019

Balance, beginning of year	$4,164	$937	$314
Tax positions - Discontinued Ops in prior period	(47)	-	187
Gross decreases - tax positions in prior period	-	(32)	(256)
Gross increases - current period tax positions	-	3,259	784
Audit settlements	-	-	(92)
Balance, end of year	$4,117	$4,164	$937

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for discontinued operations is as follows:

	Unrecognized Tax Benefits
	March 1,	March 3,	February 25,
	2020	2019	2018

Balance, beginning of year	$-	$-	$187
Tax positions - Discontinued Ops in prior period	-	-	(187)
Gross decreases - tax positions in prior period	-	-
Gross increases - current period tax positions	-	-
Lapse of statute of limitations	-	-
Balance, end of year	$-	$-	$-

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

A list of open tax years by major jurisdiction follows:

U.S. Federal	2019	-	2021
California	2018	-	2021
New York	2018	-	2021
Kansas	2018	-	2021
France	2018	-	2021
Singapore	2017	-	2021

The Company had approximately $335 and $193 of accrued interest and penalties as of February 28, 2021 and March 1, 2020, respectively. The Company’s policy is to include applicable interest and penalties related to unrecognized tax benefits as a component of current income tax expense.

The Company has no ongoing examinations of its Federal returns. New York state tax returns for the 2018 and 2019 fiscal years are currently being audited.

5.	STOCK-BASED COMPENSATION

As of February 28, 2021, the Company had a 2018 Stock Option Plan (the “2018 Plan”) and no other stock-based compensation plan. The 2018 Plan was adopted by the Board of Directors of the Company on May 8, 2018 and approved by the shareholders of the Company at the Annual Meeting of Shareholders of the Company on July 24, 2018. Prior to the 2018 Plan, the Company had the 2002 Stock Option Plan (the “2002 Plan”) which had been approved by the Company’s shareholders and provided for the grant of stock options to directors and key employees of the Company. All options granted under the 2018 Plan and 2002 Plan have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant, which, pursuant to the terms of such Plans, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date an option is granted. Options granted under the Plans become exercisable 25% one year after the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire 10 years after the date of grant. Options to purchase a total of 800,000 shares of common stock were authorized for grant under the 2018 Plan. At February 28, 2021, 566,000 shares of common stock of the Company were reserved for issuance upon exercise of stock options under the 2018 Plan.

The compensation expense for stock options includes an estimate for forfeitures and is recognized on a straight-line basis over the requisite service period.

The future compensation expense to be recognized in earnings before income taxes for options outstanding at February 28, 2021 was $484, which is expected to be recognized ratably over a weighted average vesting period of 2.60 years.

The Company records its stock-based compensation at fair value. The weighted average fair value for options was estimated at the dates of grants, using the Black-Scholes option pricing model.

The following table represents the weighted average fair value and valuation assumptions used for options granted in the 2021, 2020 and 2019 fiscal years:

	Fiscal Year
	2021			2020				2019

Weighted average fair value per share of option grants		$2.12			$3.97			$3.66
Risk-free interest rates	0.23%	-	0.42%	2.24%	-	2.26%	%	2.83%
Expected stock price volatility	26.9%	-	30.0%	30.4%	-	31.5%		24.7%
Expected dividend yields	3.18%	-	3.49%		2.43%			2.32%
Estimated option terms (in years)	4.3	-	7.6	4.3	-	5.8		5.2

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

Information with respect to stock option activity follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance, February 25, 2018	885,554	$17.55
Granted	2,650	13.50
Exercised	(244,382)	12.18
Terminated or expired	(103,113)	18.75

Balance, March 3, 2019	540,709	$13.49
Granted	114,450	15.44
Exercised	(32,873)	11.64
Terminated or expired	(111,652)	15.95

Balance, March 1, 2020	510,634	$12.45		$735
Granted	132,100	12.55
Exercised	(1,450)	8.02
Terminated or expired	(6,750)	13.01
Balance, February 28, 2021	634,534	$12.47	5.19	$901
Vested and exercisable, February 28, 2021	426,159	$11.89	3.45	$852
Expected to vest, February 28, 2021	596,462	$12.47	5.19	$847

The aggregate intrinsic values realized (the market value of the underlying shares on the date of exercise, less the exercise price, times the number of shares acquired) from the exercise of options during the 2021, 2020 and 2019 fiscal years were $8, $124 and $1,157, respectively.

A summary of the status of the Company’s non-vested options at February 28, 2021, and changes during the fiscal year then ended, is presented below:

	Shares Subject to Options	Weighted Average Grant Date Fair Value

Non-vested, beginning of year	109,976	$3.96
Granted	132,100	3.88
Vested	(27,313)	3.96
Terminated or expired	(6,388)	2.75
Non-vested, end of year	208,375	$2.80

6.	SHAREHOLDERS’ EQUITY

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

On March 10, 2016, the Company announced that its Board of Directors authorized the Company’s purchase, on the open market and in privately negotiated transactions, of up to 1,000,000 additional shares of its common stock, in addition to the unused prior authorization to purchase shares of the Company’s common stock announced on January 8, 2015. During the 2016 fiscal year, the Company purchased 599,832 shares pursuant to the above authorizations at an aggregate purchase price of $12,187. In 2021, the Company purchased 137,397 shares pursuant to the above authorization at an aggregate purchase price of $1,644. As a result, the Company is authorized to purchase up to a total of 1,394,015 shares of its common stock, representing approximately 6.8% of the Company’s 20,382,876 total outstanding shares as of the close of business on February 28, 2021.

Reserved Common Shares – At February 28, 2021, 566,000 shares of common stock were reserved for issuance upon exercise of stock options.

Accumulated Other Comprehensive Earnings (Loss) – Accumulated balances related to each component of other comprehensive earnings were as follows:

	February 28, 2021	March 1, 2020

Unrealized (losses) gains on investments, net of taxes of ($1,004) and $690, respectively	$(336)	$668
Accumulated balance	$(336)	$668

7.	EARNINGS PER SHARE

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

The following table sets forth the calculation of basic and diluted earnings per share:

	Fiscal Year
(Amounts in thousands, except per share amounts)	2021	2020	2019

Net earnings - continuing operations	$5,192	$10,205	$6,306
Net (loss) earnings - discontinued operations	(328)	(653)	107,239
Net earnings	$4,864	$9,552	$113,545

Weighted average common shares outstanding for basic EPS	20,387	20,507	20,288
Net effect of dilutive options	91	88	97
Weighted average shares outstanding for diluted EPS	20,478	20,595	20,385

Basic earnings per share - continuing operations	$0.25	$0.50	$0.31
Basic (loss) earnings per share - discontinued operations	(0.01)	(0.03)	5.29
Basic earnings per share	$0.24	$0.47	$5.60

Diluted earnings per share - continuing operations	$0.25	$0.50	$0.31
Diluted (loss) earnings per share - discontinued operations	(0.01)	(0.03)	5.26
Diluted earnings per share	$0.24	$0.47	$5.57

Potentially dilutive stock options, which were not included in the computation of diluted earnings per share because either the effect would have been antidilutive or the options’ exercise prices were greater than the average market price of the common stock, were 387,975, 132,000 and 213,893 for the 2021, 2020 and 2019 fiscal years, respectively.

8.	RESTRUCTURING CHARGES

The Company recorded restructuring charges of $1,570, $0 and $0 in the 2021, 2020 and 2019 fiscal years, respectively, related to the closure of the Company’s Park Aerospace Technologies Asia PTE, LTD facility located in Singapore.

The following table sets forth the charges and accruals related to the restructuring:

	Accrual March 1, 2020	Current Period Charges	Cash Payments	Non-Cash Charges	Accrual February 28, 2021	Total Expense Accrued to Date
Facility Lease Costs	$-	$252	$-	$-	$252	$252
Asset Impairment	-	1,318	-	(1,318)	-	1,318
Other	-	-	-	-	-	-
Total Restructuring Charges	$-	$1,570	$-	$(1,318)	$252	$1,570

9.	EMPLOYEE BENEFIT PLANS

Profit Sharing Plan – The Company has a non-contributory profit sharing retirement plan covering substantially all full-time employees in the United States. The plan may be modified or terminated at any time, but in no event may any portion of the contributions revert back to the Company. The Company's estimated contributions are accrued at the end of each fiscal year and paid to the plan in the subsequent fiscal year. The Company’s contributions to the plan were $168 and $160 for fiscal years 2020 and 2019, respectively. The contribution for fiscal year 2021 has not been determined or paid. Contributions are discretionary and may not exceed the amount allowable as a tax deduction under the Internal Revenue Code.

Savings Plan – The Company also sponsors a 401(k) retirement savings plan but has no financial obligations to plan participants in the form of matching contributions or otherwise.

10.	LEASES AND COMMITMENTS

The Company has operating leases related to land, office space, warehouse space and equipment. All of the Company’s leases have been assessed to be operating leases. Renewal options are included in the lease terms to the extent the Company is reasonably certain to exercise the option. The exercise of lease renewal options is at the Company’s sole discretion. The amounts disclosed in our consolidated balance sheet as of February 28, 2021, pertaining to the right-of-use assets and lease liabilities, are measured on our current expectations of exercising our available renewal options. The incremental borrowing rate represents the Company’s ability to borrow on a collateralized basis over a term similar to the lease term. The leases typically contain renewal options for periods ranging from one year to 10 years and require the Company to pay real estate taxes and other operating costs. The latest land lease expiration is 2068 assuming exercise of all applicable renewal options by the Company. The Company’s existing leases are not subject to any restrictions or covenants which preclude its ability to pay dividends, obtain financing or exercise its available renewal options.

Future minimum lease payments under non-cancellable operating leases as of February 28, 2021 are as follows:

Fiscal Year:
2022	$33
2023	-
2024	-
2025	-
2026	-
Thereafter	162
Total undiscounted operating lease payments	195
Less imputed interest	(76)
Present value of operating lease payments	$119

The above payment schedule includes renewal options that the Company is reasonably likely to exercise. Leases with an initial term of 12 months or less are not recorded on the Company’s balance sheet. The Company recognizes lease expense for leases on a straight-line basis over the terms of the leases. The above payment schedule does not include lease payments of $171 in for the Company’s idle facility in Singapore that have been accrued on the consolidated balance sheets in accrued liabilities.

During the 2021 fiscal year, the Company’s operating lease expense was $173. Cash payments of $161, pertaining to operating leases, are reflected in the consolidated cash flow statement under cash flows from operating activities.

The following table sets forth the right-of-use assets and operating lease liabilities as of February 28, 2021:

Operating right-of-use assets	$103

Operating lease liabilities	$33
Long-term operating lease liabilities	86
Total operating lease liabilities	$119

The Company’s weighted average remaining lease term for its operating leases is 12.16 years.

These non-cancelable leases have the following payment schedule:

Fiscal Year	Amount

2022	$33
2023	-
2024	-
2025	-
2026	-
Thereafter	-
$33

The above payment schedule does not include renewal options that have not been committed to. An additional $161 would be included in the period after 2024 if the Company included renewal periods that the Company deems likely to renew.

Rental expenses, inclusive of real estate taxes and other costs, were $328, $368 and $346 for the 2021, 2020 and 2019 fiscal years, respectively.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.  The changes simplify the accounting for a number of topics, some of which are narrow. Some of the proposed amendments eliminate specific exceptions to the general principles of income tax accounting while other changes clarify a handful of narrow issues within the broad topic of income tax accounting. The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. For all other entities, the requirements are effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted for: (1) public business entities for periods for which financial statements have not yet been issued, and (2) all other entities for periods for which financial statements have not yet been made available for issuance. The adoption of ASU 2019-12 will not have a material impact on the Company’s consolidated financial statements and disclosures.

11.	CONTINGENCIES

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

Under the Superfund Act and similar state laws, all parties who may have contributed any waste to a hazardous waste disposal site or contaminated area identified by the EPA or comparable state agency may be jointly and severally liable for the cost of cleanup. Generally, these sites are locations at which numerous persons disposed of hazardous waste. In the case of the Com‐pany’s subsidiaries, generally the waste was removed from their manufacturing facilities and disposed at waste sites by various companies which contracted with the subsidiaries to provide waste disposal services. Neither the Company nor any of its sub‐sidiaries have been accused of or charged with any wrongdoing or illegal acts in connection with any such sites. The Company believes it maintains an effective and comprehensive environmental compliance program.

The insurance carriers which provided general liability insurance coverage to the Company and its subsidiaries for the years dur‐ing which the Company’s subsidiaries’ waste was disposed at these sites have in the past reimbursed the Company and its subsidiaries for 100% of their legal defense and remediation costs associated with two of these sites.

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

Included in selling, general and administrative expenses are charges for actual expenditures and accruals, based on estimates, for certain environmental mat‐ters described above. The Company accrues estimated costs asso‐ciated with known environmental matters, when such costs can be reasonably estimated and when the outcome appears probable. The Company believes that the ultimate disposition of known environmental matters will not have a material adverse effect on the Company’s results of operations, cash flows or financial position.

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

The Company has classified the operating results of its former Electronics Business, together with certain costs related to the transaction, as discontinued operations, net of tax, in the Consolidated Statements of Operations.  The Company has income in the U.S., Singapore and France, the blended tax rates for discontinued operations for the 2021, 2020 and 2019 fiscal years were negative 24.7%, negative 26.4% and 12.0%, respectively.

The following table shows the summary operating results of the discontinued operations:

	Fiscal Year Ended

	February 28,	March 1,	March 3,
	2021	2020	2019

Net sales	$-	$-	$57,492
Cost of sales	-	-	44,361
Gross profit	-	-	13,131
Selling, general and administrative expenses	8	234	8,826
Restructuring charges	427	941	636
(Loss) earnings from discontinued operations	(435)	(1,175)	3,669
Other income	-	288	118,253
(Loss) earnings from discontinued operations before income taxes	(435)	(887)	121,922
Income tax (benefit) provision	(107)	(234)	14,683
Net (loss) earnings from discontinued operations	$(328)	$(653)	$107,239

The restructuring expenses for discontinued operations were $0, $108 and $262 in the 2021, 2020 and 2019 fiscal years, respectively.

The following table sets forth the charges and accruals related to the consolidation:

	Accrual March 1, 2020	Current Period Charges	Cash Payments	Non-Cash Charges	Accrual February 28, 2021	Total Expense Accrued to Date	Total Expected Costs
Facility Lease Costs	$432	$151	$(580)	$-	$3	$3,080	$3,080
Severance Costs	-	-	-	-	-	1,081	1,081
Equipment Removal	-	229	(224)	-	5	815	815
Other	-	47	(47)	-	-	963	963
Total Restructuring Charges	$432	$427	$(851)	$-	$8	$5,939	$5,939

The Company recorded additional restructuring charges for discontinued operations of $427, $833 and $374 during the 2021, 2020 and 2019 fiscal years, respectively, related to the closure of its electronics manufacturing plant located in Fullerton California in the 2018 fiscal year. The accrual balance of $8 is included in the consolidated balance sheets as the Company has assumed these obligations.

13.	GEOGRAPHIC REGIONS

The Company’s products are sold to customers in North America, Asia and Europe. The Company’s manufacturing facilities are located in Kansas. Sales are attributed to geographic regions based upon the region in which the materials were delivered to the customer. Sales between geographic regions were not significant.

Financial information regarding the Company’s continuing operations by geographic region is as follows:

	Fiscal Year
	2021	2020	2019

Sales:
North America	$43,874	$56,264	$47,505
Asia	625	1,378	1,070
Europe	1,777	2,372	2,541
Total sales	$46,276	$60,014	$51,116

Long-lived assets:
North America	$31,170	$24,942	$19,372
Asia	1	1,650	1,546
Europe	-	-	-
Total long-lived assets	$31,171	$26,592	$20,918

14.	CUSTOMER AND SUPPLIER CONCENTRATIONS

As a result of the sale of the Electronics Business, the Company now operates in a single segment. As such, segment reporting is no longer provided.

Customers – Net sales to affiliate and non-affiliate subtier suppliers of General Electric Company were 27.9%, 48.2% and 42.8% of the Company’s total worldwide sales in the 2021, 2020 and 2019 fiscal years, respectively. Net sales to AAE Aerospace were 20.7% of the Company’s total worldwide sales in the 2021 fiscal year.

While no other customer accounted for 10% or more of the Company's total worldwide net sales in the 2021, 2020 or 2019 fiscal years, the loss of a major customer or of a group of customers could have a material adverse effect on the Company's business or consolidated results of operations or financial position.

Sources of Supply – The principal materials used in the manufacture of the Company's advanced composite materials, aerospace grade reinforcements, thermoset resins and base chemicals. Although there is a limited number of qualified suppliers of these materials, the Company has nevertheless identified alter‐nate sources of supply for many of such materials. While the Company has not experienced significant problems in the delivery of these materials and considers its relationships with its suppliers to be strong, a disruption of the supply of material from a principal supplier could adversely affect the Company's business. Furthermore, substitutes for these materials are not readily available, and an inability to obtain essential materials, if prolonged, could materially adversely affect the Company’s business.

15.	ACCOUNTING PRONOUNCEMENTS

Recently Adopted

In June 2018, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU improves financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. This ASU is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). For public companies that are not SEC filers, the ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company adopted this ASU in the first quarter of the 2021 fiscal year. The adoption of ASU 2016-13 did not have an impact on the Company’s consolidated financial statements and disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. This ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income (loss). This ASU is effective for the Company’s fiscal year ending February 28, 2021 and for the interim periods within that year. The Company adopted this ASU in the first quarter of the 2021 fiscal year. The adoption of ASU 2018-13 did not have an impact on the Company’s consolidated financial statements and disclosures.

Recently Issued

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.  The changes simplify the accounting for a number of topics, some of which are narrow. Some of the proposed amendments eliminate specific exceptions to the general principles of income tax accounting while other changes clarify a handful of narrow issues within the broad topic of income tax accounting. The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. For all other entities, the requirements are effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted for: (1) public business entities for periods for which financial statements have not yet been issued, and (2) all other entities for periods for which financial statements have not yet been made available for issuance. The adoption of ASU 2019-12 will not have a material impact on the Company’s consolidated financial statements and disclosures.

PARK AEROSPACE CORP. AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Amounts in thousands, except per share amounts)

	Quarter
	First	Second	Third	Fourth

Fiscal 2021:

Net sales	$12,213	$9,250	$10,372	$14,441
Gross profit	3,674	2,638	2,553	4,326

Net earnings from continuing operations	1,972	1,151	1,037	1,032

Net loss from discontinued operations	(15)	(197)	(116)	-

Net earnings	1,957	954	921	1,032

Basic earnings (loss) per share:
Basic net earnings per share from continuing operations	$0.10	$0.06	$0.05	$0.05
Basic net loss per share from discontinued operations	-	(0.01)	-	-

Basic earnings per share	0.10	0.05	0.05	0.05

Diluted earnings (loss) per share:
Diluted net earnings per share from continuing operations	$0.10	$0.06	$0.05	$0.05
Diluted net loss per share from discontinued operations	-	(0.01)	-	-

Diluted earnings per share	0.10	0.05	0.05	0.05

Weighted average common shares outstanding:
Basic	20,402	20,381	20,381	20,382
Diluted	20,460	20,433	20,434	20,587

Fiscal 2020:

Net sales	$14,950	$13,723	$15,847	$15,494
Gross profit	4,804	3,813	5,022	5,034

Net earnings from continuing operations	2,714	2,052	2,806	2,633

Net (loss) earnings from discontinued operations	(127)	83	(360)	(249)

Net earnings	2,587	2,135	2,446	2,384

Basic earnings (loss) per share:
Basic net earnings per share from continuing operations	$0.13	$0.10	$0.14	$0.13
Basic net (loss) earnings per share from discontinued operations	-	-	(0.02)	(0.01)

Basic earnings per share	0.13	0.10	0.12	0.12

Diluted earnings (loss) per share:
Diluted net earnings per share from continuing operations	$0.13	$0.10	$0.14	$0.13
Diluted net (loss) earnings per share from discontinued operations	-	-	(0.02)	(0.01)

Diluted earnings per share	0.13	0.10	0.12	0.12

Weighted average common shares outstanding:
Basic	20,492	20,499	20,518	20,519
Diluted	20,586	20,601	20,617	20,578

Earnings per share are computed separately for each quarter. There‐fore, the sum of such quarterly per share amounts may differ from the total for each year.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.         CONTROLS AND PROCEDURES.

(a)    Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of February 28, 2021, the end of the fiscal year covered by this annual report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such fiscal year, the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control–Integrated Framework (2013). Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of February 28, 2021.

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

ITEM 9B.         OTHER INFORMATION.

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this Item (except for information as to the Company's executive officers, which information appears elsewhere in this Report) is incorporated by reference to the Com‐pany's definitive proxy statement for the 2021 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 11.         EXECUTIVE COMPENSATION.

The information called for by this Item is incorporated by ref‐erence to the Company's definitive proxy statement for the 2021 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item is incorporated by ref‐erence to the Company's definitive proxy statement for the 2021 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2021 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES.

This information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2021 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
		Page

	(a) Documents filed as a part of this Report:

	(1) Consolidated Financial Statements:

	The following Consolidated Financial Statements of the Company are included in Part II, Item 8:

	Report of Independent Registered Public Accounting Firm	38

	Consolidated Balance Sheets	39

	Consolidated Statements of Operations	40

	Consolidated Statements of Comprehensive Earnings	41

	Consolidated Statements of Shareholders' Equity	42

	Consolidated Statements of Cash Flows	43

	Notes to Consolidated Financial Statements (1-15)	44

	(2) Financial Statement Schedule:

	The following additional information should be read in conjunction with the Consolidated Financial Statements of the Registrant described in Item 15(a)(1) above:

	Schedule II – Valuation and Qualifying Accounts	69

	All other schedules have been omitted because they are not applicable or not required, or the information is included elsewhere in the financial statements or notes thereto.

	(3) Exhibits:

	The information required by this Item relating to Exhibits to this Report is included in the Exhibit Index beginning on page 70 hereof.

ITEM 16.	FORM 10-K SUMMARY

Not Applicable

PARK AEROSPACE CORP. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Column C
Column A	Column B	Additions		Column D	Column E

Description	Balance at Beginning of Period	Costs and Expenses	Other	Reductions	Balance at End of Period

DEFERRED INCOME TAX ASSET VALUATION ALLOWANCE:

52 weeks ended February 28, 2021	$3,175,000	$412,000	$-	$-	$3,587,000
52 weeks ended March 1, 2020	$2,755,000	$420,000	$-	$-	$3,175,000
53 weeks ended March 3, 2019	$2,981,000	$-	$-	$(226,000)	$2,755,000

			Column D
Column A	Column B	Column C	Other		Column E

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Accounts Written Off (A)	Translation Adjustment	Balance at End of Period

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

52 weeks ended February 28, 2021	$73,000	$16,000	$-	$-	$89,000
52 weeks ended March 1, 2020	$32,000	$41,000	$-	$-	$73,000
53 weeks ended March 3, 2019	$32,000	$-	$-	$-	$32,000

(A) Uncollectible amounts, net of recoveries

EXHIBIT INDEX

Exhibit Numbers	Description

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

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended February 28, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at February 28, 2021 and March 1, 2020, (ii) Consolidated Statements of Operations for the years ended February 28, 2021, March 1, 2020 and March 3, 2019, (iii) Consolidated Statements of Comprehensive Earnings for the years ended February 28, 2021, March 1, 2020 and March 3, 2019, (iv) Consolidated Statements of Shareholders’ Equity for the years ended February 28, 2021, March 1, 2020 and March 3, 2019 and (v) Consolidated Statements of Cash Flows for the years ended February 28, 2021, March 1, 2020 and March 3, 2019 .*+

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

Date: May 13, 2021	PARK AEROSPACE CORP.

	By:	/s/ Brian E. Shore
Brian E. Shore, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian E. Shore Brian E. Shore	Chairman of the Board, Chief Executive Officer and Director (principal executive officer)	May 13, 2021

/s/ P. Matthew Farabaugh P. Matthew Farabaugh	Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	May 13, 2021

/s/ Dale Blanchfield Dale Blanchfield	Director	May 13, 2021

/s/ Emily J. Groehl Emily J. Groehl	Director	May 13, 2021

s/ Carl W. Smith Carl W. Smith	Director	May 13, 2021

/s/ D. Bradley Thress D. Bradley Thress	Director	May 13, 2021

/s/ Steven T. Warshaw Steven T. Warshaw	Director	May 13, 2021