Form 10-Q
period 2021-05-30
PARK AEROSPACE CORP
filed 2021-07-09
CIK 76267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,384,126 as of July 1, 2021.

PARK AEROSPACE CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.                   Financial Statements.

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	May 30, 2021 (unaudited)	February 28,2021*

ASSETS
Current assets
Cash and cash equivalents	$39,299	$41,595
Marketable securities (Note 3)	77,519	74,947
Accounts receivable, less allowance for doubtful accounts of $93 and $89, respectively	7,737	7,633
Inventories (Note 4)	4,943	4,794
Prepaid expenses and other current assets	3,476	3,372
Total current assets	132,974	132,341

Property, plant and equipment, net	22,491	21,130
Operating right-of-use assets (Note 5)	90	103
Goodwill and other intangible assets	9,804	9,797
Other assets	142	141
Total assets	$165,501	$163,512

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,320	$3,300
Operating lease liability (Note 5)	21	33
Accrued liabilities	1,588	1,708
Income taxes payable	5,739	2,952
Total current liabilities	10,668	7,993

Long-term operating lease liability (Note 5)	87	86
Non-current income taxes payable (Note 10)	12,620	14,303
Deferred income taxes (Note 10)	917	778
Other liabilities	4,445	4,411
Total liabilities	28,737	27,571

Commitments and contingencies (Note 13)

Shareholders' equity (Note 8)
Common stock	2,096	2,096
Additional paid-in capital	170,102	170,038
Accumulated deficit	(24,356)	(25,063)
Accumulated other comprehensive earnings	(284)	(336)
	147,558	146,735
Less treasury stock, at cost	(10,794)	(10,794)
Total shareholders' equity	136,764	135,941
Total liabilities and shareholders' equity	$165,501	$163,512

* The balance sheet at February 28, 2021 has been derived from the audited consolidated financial statements at that date.

See Notes to Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	13 Weeks Ended (Unaudited)
	May 30,	May 31,
	2021	2020

Net sales	$13,594	$12,213
Cost of sales	8,122	8,539
Gross profit	5,472	3,674
Selling, general and administrative expenses	1,648	1,630
Restructuring charges (Note 9)	14	-
Earnings from continuing operations	3,810	2,044
Interest and other income	117	656
Earnings from continuing operations before income taxes	3,927	2,700
Income tax provision (Note 10)	1,182	728
Net earnings from continuing operations	2,745	1,972
Loss from discontinued operations, net of tax (Note 12)	-	(15)
Net earnings	$2,745	$1,957

Earnings per share (Note 7)
Basic:
Continuing operations	$0.13	$0.10
Discontinued operations	-	-
Basic earnings per share	$0.13	$0.10
Basic weighted average shares	20,383	20,402

Diluted:
Continuing operations	$0.13	$0.10
Discontinued operations	-	-
Diluted earnings per share	$0.13	$0.10
Diluted weighted average shares	20,710	20,460

See Notes to Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts in thousands)

	13 Weeks Ended (Unaudited)
	May 30,	May 31,
	2021	2020

Net earnings	$2,745	$1,957
Other comprehensive earnings, net of tax:
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	94	288
Less: reclassification adjustment for gains included in net earnings	(4)	(17)
Unrealized losses on marketable securities:
Unrealized holding losses arising during the period	(38)	(67)
Less: reclassification adjustment for losses included in net earnings	-	-
Other comprehensive earnings	52	204
Total comprehensive earnings	$2,797	$2,161

See Notes to Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	(Loss) Earnings	Shares	Amount

Balance, February 28, 2021	20,965,144	$2,096	$170,038	$(25,063)	$(336)	582,268	$(10,794)
Net earnings	-	-	-	2,745	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	52	-	-
Stock-based compensation	-	-	64	-	-	-	-
Cash dividends ($0.10 per share)	-	-	-	(2,038)	-	-	-
Balance, May 30, 2021	20,965,144	$2,096	$170,102	$(24,356)	$(284)	582,268	$(10,794)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Earnings	Shares	Amount

Balance, March 1, 2020	20,965,144	$2,096	$169,862	$(21,774)	$668	446,321	$(9,177)
Net earnings	-	-	-	1,957	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	204	-	-
Stock-based compensation	-	-	43	-	-	-	-
Repurchase of treasury shares	-	-	-	-	-	137,397	(1,644)
Cash dividends ($0.10 per share)	-	-	-	(2,038)	-	-	-
Balance, May 31, 2020	20,965,144	$2,096	$169,905	$(21,855)	$872	583,718	$(10,821)

See Notes to Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	13 Weeks Ended (Unaudited)
	May 30,	May 31,
	2021	2020
Cash flows from operating activities:
Net earnings	$2,745	$1,957
Loss from discontinued operations, net of tax	-	15
Net earnings from continuing operations	2,745	1,972
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	216	277
Stock-based compensation	64	43
Deferred income taxes	139	(41)
Amortization of bond premium	294	(8)
Changes in operating assets and liabilities	675	2,498
Net cash provided by operating activities - continuing operations	4,133	4,741
Net cash used in operating activities - discontinued operations	-	(15)
Net cash provided by operating activities	4,133	4,726

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,577)	(2,541)
Purchases of marketable securities	(8,219)	(15,008)
Proceeds from sales and maturities of marketable securities	5,405	19,500
Net cash (used in) provided by investing activities - continuing operations	(4,391)	1,951
Net cash used in investing activities - discontinued operations	-	-
Net cash (used in) provided by investing activities	(4,391)	1,951

Cash flows from financing activities:
Dividends paid	(2,038)	(2,038)
Purchase of treasury stock	-	(1,644)
Net cash used in financing activities - continuing operations	(2,038)	(3,682)
Net cash used in financing activities - discontinued operations	-	-
Net cash used in financing activities	(2,038)	(3,682)

(Decrease) increase in cash and cash equivalents:	(2,296)	2,995
Cash and cash equivalents, beginning of period	41,595	5,410
Cash and cash equivalents, end of period	$39,299	$8,405

Supplemental cash flow information:
Cash paid during the period for income taxes, net of refunds	$(95)	$(323)

See Notes to Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share (unless otherwise stated), per share and option amounts)

1.	CONSOLIDATED FINANCIAL STATEMENTS

The Condensed Consolidated Balance Sheet and the Consolidated Statements of Shareholders’ Equity as of May 30, 2021, the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Earnings for the 13 weeks ended May 30, 2021 and May 31, 2020, and the Condensed Consolidated Statements of Cash Flows for the 13 weeks then ended have been prepared by Park Aerospace Corp. (the “Company”), without audit. In the opinion of management, these unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at May 30, 2021 and the results of operations and cash flows for all periods presented. The Consolidated Statements of Operations are not necessarily indicative of the results to be expected for the full fiscal year or any subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2021. There have been no significant changes to such accounting policies during the 13 weeks ended May 30, 2021.

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

The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and any long-lived assets written down to fair value. To measure fair value of such assets, the Company uses Level 3 inputs consisting of techniques including an income approach and a market approach. The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the discounted cash flow analysis require the exercise of significant judgment, including judgment about appropriate discount rates, terminal values, growth rates and the amount and timing of expected future cash flows. With respect to goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that fair value is less than carrying value. If, based on that assessment, the Company believes it is more likely than not that fair value is less than carrying value, a goodwill impairment test is performed. There have been no changes in events or circumstances which required impairment charges to be recorded during the 13 weeks ended May 30, 2021.

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

The following is a summary of available-for-sale securities:

	May 30, 2021
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$60,395	$60,395	$-	$-
U.S. corporate debt securities	17,124	17,124	-	-
Total marketable securities	$77,519	$77,519	$-

	February 28, 2021
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$56,906	$56,906	$-	$-
U.S. corporate debt securities	18,041	18,041	-	-
Total marketable securities	$74,947	$74,947	$-	$-

The following table shows the amortized cost basis of, and gross unrealized gains and losses on, the Company’s available-for-sale securities:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses

May 30, 2021:
U.S. Treasury and other government securities	$60,814	$119	$538

U.S. corporate debt securities	17,095	41	12
Total marketable securities	$77,909	$160	$550

February 28, 2021:
U.S. Treasury and other government securities	$57,400	$153	$647

U.S. corporate debt securities	18,008	52	19
Total marketable securities	$75,408	$205	$666

The estimated fair values of such securities at May 30, 2021 by contractual maturity are shown below:

Due in one year or less	$60,400
Due after one year through five years	17,119
$77,519

4.	INVENTORIES

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

	May 30,	February 28,
	2021	2021

Inventories:
Raw materials	$3,624	$3,490
Work-in-process	370	147
Finished goods	949	1,157
	$4,943	$4,794

5.	LEASES

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

Future minimum lease payments under non-cancellable operating leases as of May 30, 2021 are as follows:

Fiscal Year:
2022	$21
2023	-
2024	-
2025	-
2026	-
Thereafter	162
Total undiscounted operating lease payments	183
Less imputed interest	(75)
Present value of operating lease payments	$108

The above payment schedule includes renewal options that the Company is reasonably likely to exercise. Leases with an initial term of 12 months or less are not recorded on the Company’s condensed consolidated balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the terms of the leases. The above payment schedule does not include lease payments of $157 for the Company’s idle facility in Singapore that have been accrued on the condensed consolidated balance sheets in accrued liabilities.

For the three months ended May 30, 2021, the Company’s operating lease expense was $15. Cash payments of $13, pertaining to operating leases, are reflected in the cash flow statement under cash flows from operating activities.

The following table sets forth the right-of-use assets and operating lease liabilities as of May 30, 2021:

Operating right-of-use assets	$90

Operating lease liabilities	$21
Long-term operating lease liabilities	87
Total operating lease liabilities	$108

The Company’s weighted average remaining lease term for its operating leases is 14.2 years.

In December 2018, the Company entered into a Development Agreement with the City of Newton, Kansas and the Board of County Commissioners of Harvey County, Kansas. Pursuant to this agreement, the Company agreed to construct and operate an additional manufacturing facility of approximately 90,000 square feet for the design, development and manufacture of advanced composite materials and parts, structures and assemblies for aerospace. The Company further agreed to equip the facility through the purchase of machinery, equipment and furnishings and to create additional new full-time employment of specified levels during a five-year period. In exchange for these agreements, the City and the County agreed to lease to the Company three acres of land at the Newton, Kansas Airport, in addition to the eight acres previously leased to the Company by the City and County. The City and County further agreed to provide financial and other assistance toward the construction of the additional facility as set forth in the Development Agreement. The Company estimates the total cost of the additional facility to be approximately $18,800, and the Company expects to complete the construction of the additional facility in the second half of the 2021 calendar year. As of May 30, 2021, the Company had $752 in equipment purchase obligations and $16,346 of construction-in-progress related to the additional facility.

6.	STOCK-BASED COMPENSATION

As of May 30, 2021, the Company had a 2018 Stock Option Plan (the “2018 Plan”) and no other stock-based compensation plan. The 2018 Plan was adopted by the Board of Directors of the Company on May 8, 2018 and approved by the shareholders of the Company at the Annual Meeting of Shareholders of the Company on July 24, 2018 and provides for the grant of options to purchase up to 800,000 shares of common stock of the Company. Prior to the 2018 Plan, the Company had the 2002 Stock Option Plan (the “2002 Plan”) which had been approved by the Company’s shareholders and provided for the grant of stock options to directors and key employees of the Company. All options granted under the 2018 Plan and 2002 Plan have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant which, pursuant to the terms of such Plans, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted. Options granted under the Plans become exercisable 25% one year after the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire 10 years after the date of grant. Upon termination of employment or service as a director, all options held by the optionee that have not previously become exercisable shall terminate and all other options held by such optionee may be exercised, to the extent exercisable on the date of such termination, for a limited time after such termination. Any shares of common stock subject to an option under the 2018 Plan which expire or are terminated unexercised as to such shares shall again become available for issuance under the 2018 Plan.

During the 13 weeks ended May 30, 2021, the Company granted options under the 2018 Plan to purchase a total of 142,250 shares of common stock to its directors and certain of its employees. The future compensation expense to be recognized in earnings before income taxes is $396 and will be recorded on a straight-line basis over the requisite service period. The weighted average fair value of the granted options was $2.78 per share using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.74%-1.28%; expected volatility factor of 29.0%-29.2%; expected dividend yield of 2.73%-2.90%; and estimated option term of 4.4-7.6 years.

The risk-free interest rates were based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the estimated terms of the options at the date of the grant. Volatility factors were based on historical volatility of the Company’s common stock. The expected dividend yields were based on the regular quarterly cash dividend per share most recently declared by the Company and on the exercise price of the options granted during the 13 weeks ended May 30, 2021. The estimated term of the options was based on evaluations of the historical and expected future employee exercise behavior.

The following is a summary of option activity for the 13 weeks ended May 30, 2021:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance, February 28, 2021	634,534	$12.47		$1,872
Granted	142,250	13.85
Exercised	-	-
Terminated or expired	(30,300)	14.00
Balance, May 30, 2021	746,484	$12.67	5.74	$2,053
Vested and exercisable, May 30, 2021	473,734	$12.07	3.73	$1,587

7.	EARNINGS PER SHARE

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

The following table sets forth the calculation of basic and diluted earnings per share:

	13 Weeks Ended
	May 30, 2021	May 31, 2020

Net earnings - continuing operations	$2,745	$1,972
Net loss - discontinued operations	-	(15)
Net earnings	$2,745	$1,957

Weighted average common shares outstanding for basic EPS	20,383	20,402
Net effect of dilutive options	327	58
Weighted average shares outstanding for diluted EPS	20,710	20,460

Basic earnings per share - continuing operations	$0.13	$0.10
Basic earnings per share - discontinued operations	$-	$-
Basic earnings per share	$0.13	$0.10

Diluted earnings per share - continuing operations	$0.13	$0.10
Diluted earnings per share - discontinued operations	-	-
Diluted earnings per share	$0.13	$0.10

Potentially dilutive securities, which were not included in the computation of diluted earnings per share, because either the effect would have been anti-dilutive or the options’ exercise prices were greater than the average market price of the common stock, were 175,000 and 426,000 for the 13 weeks ended May 30, 2021 and May 31, 2020, respectively.

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

On March 10, 2016, the Company announced that its Board of Directors authorized the Company’s purchase, on the open market and in privately negotiated transactions, of up to 1,000,000 additional shares of its common stock, in addition to the unused prior authorization to purchase shares of the Company’s common stock announced on January 8, 2015. As a result, the Company is authorized to purchase up to a total of 1,394,015 shares of its common stock, representing approximately 6.8% of the Company’s 20,384,126 total outstanding shares as of the close of business on July 1, 2021.

The Company purchased 0 and 137,397 shares of its common stock during the 13 weeks ended May 30, 2021 and May 31, 2020, respectively.

9.	RESTRUCTURING CHARGES

The Company recorded restructuring charges of $14 and $0 for the 13 weeks ended May 30, 2021 and May 31, 2020, respectively, related to the closure of the Company’s Park Aerospace Technologies Asia Pte, Ltd facility located in Singapore.

The following table sets forth the charges and accruals related to the restructuring:

	Accrual February 28, 2021	Current Period Charges	Cash Payments	Non-Cash Charges	Accrual May 30, 2021	Total Expense Accrued to Date
Facility Lease Costs	$252	$-	$(14)	$(22)	$216	$252
Asset Impairment	-	-	-	-	-	1,318
Other	-	14	(14)	-	-	14
Total Restructuring Charges	$252	$14	$(28)	$(22)	$216	$1,584

10.	INCOME TAXES

For the 13 weeks ended May 30, 2021, the Company recorded an income tax provision from continuing operations of $1,182, which included a discrete income tax provision of $143. For the 13 weeks ended May 31, 2020, the Company recorded an income tax provision from continuing operations of $728, which included a discrete income tax provision of $41.

The Company’s effective tax rate for the 13 weeks ended May 30, 2021 was an income tax provision of 30.0%, compared to an income tax provision of 27.0% in the comparable prior period. The effective tax rate for the 13 weeks ended May 30, 2021 was higher than the U.S. statutory rate of 21% primarily due to state and local taxes and a discrete income tax provision for the write-off of deferred tax assets and liabilities related to its closed Singapore facility and the accrual of interest related to unrecognized tax benefits. The effective rate for the 13 weeks ended May 31, 2020 was higher than the U.S. statutory rate of 21% primarily due to state and local taxes and a discrete income tax provision for the accrual of interest related to unrecognized tax benefits.

Notwithstanding the U.S. taxation of the deemed repatriated earnings as a result of the mandatory one-time transition tax on the accumulated untaxed earnings of foreign subsidiaries of U.S. shareholders included in the 2017 Tax Cuts and Jobs Act, the Company intends to indefinitely invest approximately $25 million of undistributed earnings outside of the U.S. If these future earnings are repatriated to the U.S., or if the Company determines such earnings will be remitted in the foreseeable future, the Company may be required to accrue U.S. deferred taxes on such earnings.

11.	GEOGRAPHIC REGIONS

The Company’s products are sold to customers in North America, Asia and Europe. The Company’s manufacturing facilities are located in Kansas. Sales are attributed to geographic regions based upon the region in which the materials were delivered to the customer. Sales between geographic regions were not significant.

Financial information regarding the Company’s continuing operations by geographic region is as follows:

	13 Weeks Ended
	May 30, 2021	May 31, 2020

Sales:

North America	$13,073	$11,746
Asia	142	189
Europe	379	278
Total sales	$13,594	$12,213

	May 30, 2021	February 28, 2021
Long-lived assets:

North America	$32,515	$31,170
Asia	12	1
Europe	-	-
Total long-lived assets	$32,527	$31,171

12.	DISCONTINUED OPERATIONS

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

The following table shows the summary operating results of the discontinued operations:

	13 Weeks Ended (Unaudited)

	May 30,	May 31,
	2021	2020

Net sales	$-	$-
Cost of sales	-	-
Gross profit	-	-
Selling, general and administrative expenses	-	-
Restructuring charges	-	20
Loss from discontinued operations	-	(20)
Other income	-	-
Loss from discontinued operations before income taxes	-	(20)
Income tax benefit	-	(5)
Net loss from discontinued operations	$-	$(15)

13.	CONTINGENCIES

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

The insurance carriers which provided general liability insurance coverage to the Company and its subsidiaries for the years dur‐ing which the Company’s subsidiaries’ waste was disposed at these three sites have in the past reimbursed the Company and its subsidiaries for 100% of their legal defense and remediation costs associated with two of these sites.

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

Included in selling, general and administrative expenses are charges for actual expenditures and accruals, based on estimates, for certain environmental mat‐ters described above. The Company accrues estimated costs asso‐ciated with known environmental matters when such costs can be reasonably estimated and when the outcome appears probable. The Company believes that the ultimate disposition of known environmental matters will not have a material adverse effect on the Company’s results of operations, cash flows or financial position.

14.	ACCOUNTING PRONOUNCEMENTS

Recently Adopted

In December 2019, the Financial Accounting Standard Board issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.  The changes simplify the accounting for a number of topics, some of which are narrow. Some of the proposed amendments eliminate specific exceptions to the general principles of income tax accounting while other changes clarify a handful of narrow issues within the broad topic of income tax accounting. The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. For all other entities, the requirements are effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted for: (1) public business entities for periods for which financial statements have not yet been issued, and (2) all other entities for periods for which financial statements have not yet been made available for issuance. The Company adopted this ASU in the first quarter of the 2022 fiscal year.  The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements and disclosures.

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

Financial Overview

The Company's total net sales from continuing operations in the 13 weeks ended May 30, 2021 were $13.6 million compared to $12.2 million in the 13 weeks ended May 31, 2020. The increase in sales is primarily due to improving sales for the commercial and business aircraft markets.

The Company’s gross profit margins from continuing operations, measured as percentages of sales, were 40.3% in the 13 weeks ended May 30, 2021 compared to 30.1% in the 13 weeks ended May 31, 2020. Gross profit margins for the 13 weeks ended May 30, 2021 benefitted from a favorable sales mix of high margin products.

The Company’s earnings from continuing operations before income taxes and net earnings from continuing operations increased 45.4% and 39.2%, respectively, in the 13 weeks ended May 30, 2021 compared to the 13 weeks ended May 31, 2020 primarily as a result of higher sales and a favorable sales mix of high margin products, partially offset by lower interest income compared to last year’s comparable period.

The Company is experiencing inflation in raw material and other costs. The impact of inflation on the Company’s profits has been mitigated by the Company’s ability to adjust pricing for most of its sales to pass the impact of inflation through to its customers.

Additionally, the Company is experiencing challenges in finding and retaining employees as it ramps up production to meet customers’ increasing demand. The Company has been able to meet its production needs through overtime due to the benefit of the Company’s “Customer Flexibility Program”, which is a cross training program that enables employees to move between production processes as needed.  Additionally, the Company did not layoff any of its workforce during the pandemic helping it to be better prepared for a rebound in production levels.

With the recovery of the aerospace markets, some companies in the aerospace supply chain may not be fully prepared to ramp up their production as quickly as needed, which may create a potential risk to the Company of getting enough raw materials on a timely basis to fully support our customers’ demands. Additionally, some shipments from overseas suppliers are experiencing transportation delays due to a lack of available containers and a backlog at incoming ports of entry. The Company has put safety stocks in place for many components, but potential delays of overseas shipments of raw materials still represent a risk to the Company.

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

The COVID-19 Pandemic and resultant global economic crisis had significant impacts on the Company’s results of operations and cash flow for the quarter ended May 31, 2020. The COVID-19 Pandemic and crisis had significant impacts on the markets the Company sells into, particularly the commercial and business aircraft markets. As a result, the Company had experienced significant reductions in sales and backlog.

Even after the COVID-19 Pandemic has subsided, the Company may continue to experience adverse impacts to its business as a result of the potential continuing impact of the economic crisis on the markets the Company serves.

Results of Operations:

The following table sets forth the components of the consolidated statements of operations:

	13 Weeks Ended
	May 30,	May 31,	%
(amounts in thousands, except per share amounts)	2021	2020	Change

Net sales	$13,594	$12,213	11.3%
Cost of sales	8,122	8,539	(4.9)%
Gross profit	5,472	3,674	48.9%
Selling, general and administrative expenses	1,648	1,630	1.1%
Restructuring charges	14	-	0.0%
Earnings from continuing operations	3,810	2,044	86.4%
Interest and other income	117	656	(82.2)%
Earnings from continuing operations before income taxes	3,927	2,700	45.4%
Income tax provision	1,182	728	62.4%
Net earnings from continuing operations	2,745	1,972	39.2%
Loss from discontinued operations, net of tax	-	(15)	(100.0)%
Net earnings	$2,745	$1,957	40.3%

Earnings per share:
Basic:
Continuing operations	$0.13	$0.10	30%
Discontinued operations	-	-	0%
Basic earnings per share	$0.13	$0.10	30%

Diluted:
Continuing operations	$0.13	$0.10	30%
Discontinued operations	-	-	0%
Diluted earnings per share	$0.13	$0.10	30%

The Company’s total net sales from continuing operations worldwide in the 13 weeks ended May 30, 2021 increased to $13.6 million from $12.2 million in the 13 weeks ended May 31, 2020. The increase in sales was principally due to the higher sales to customers servicing the commercial and business aircraft markets.

Gross Profit

The Company’s gross profit from continuing operations in the 13 weeks ended May 30, 2021 was higher than its gross profit from continuing operations in the prior year’s comparable period, and the gross profit from continuing operations as a percentage of sales for the Company’s worldwide operations in the 13 weeks ended May 30, 2021 increased to 40.3% from 30.1% in the 13 weeks ended May 31, 2020. The higher gross profit margin from continuing operations for the 13 weeks ended May 30, 2021 compared to the 13 weeks ended May 31, 2020 was a result of higher sales, a favorable mix of higher margin sales and the partially fixed nature of overhead expenses in the 13 weeks ended May 30, 2021 compared to the 13 weeks ended May 31, 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations increased by $18,000 during the 13 weeks ended May 30, 2021, or by 1.1%, compared to the prior year’s comparable period, and these expenses, measured as a percentage of sales from continuing operations, were 12.1% in the 13 weeks ended May 30, 2021 compared to 13.3% in the 13 weeks ended May 31, 2020.

Selling, general and administrative expenses from continuing operations included stock option expenses of $64,000 for the 13 weeks ended May 30, 2021, compared to stock option expenses of $43,000 for the 13 weeks ended May 31, 2020.

Earnings from Continuing Operations

For the reasons set forth above, the Company’s earnings from continuing operations were $3.8 million for the 13 weeks ended May 30, 2021 compared to $2.0 million for the 13 weeks ended May 31, 2020.

Interest and Other Income

Interest and other income from continuing operations was $117,000 for the 13 weeks ended May 30, 2021, compared to $656,000 for the prior year's comparable period. Interest income decreased 82.2% for the 13 weeks ended May 30, 2021 primarily as a result of lower average balances of marketable securities held by the Company in the 13 weeks ended May 30, 2021, compared to the prior year's comparable period, and lower weighted average interest rates. During the 13 weeks ended May 30, 2021, the Company earned interest income principally from its investments, which consisted primarily of short-term instruments and money market funds.

Income Tax Provision

For the 13 weeks ended May 30, 2021, the Company recorded an income tax provision from continuing operations of $1.2 million, which included a discrete income tax provision of $143,000 for the write-off of deferred tax assets and liabilities related to a change in the tax filing basis of the Company’s Singapore entity and the accrual of interest related to unrecognized tax benefits. For the 13 weeks ended May 31, 2020, the Company recorded an income tax provision from continuing operations of $728,000, which included a discrete income tax provision of $41,000 pertaining to the accrual of interest related to unrecognized tax benefits.

The Company’s effective tax rate for the 13 weeks ended May 30, 2021 was 30.0% compared to 27.0% in the prior year’s comparable period. The effective tax rate for the 13 weeks ended May 30, 2021 was higher than the U.S. statutory rate of 21% primarily due to state and local taxes, the write-off of deferred tax assets and liabilities and the accrual of interest related to unrecognized tax benefits. The effective rate for the 13 weeks ended May 31, 2020 was higher than the U.S. statutory rate of 21% primarily due to state and local taxes and the accrual of interest related to unrecognized tax benefits.

Net Earnings from Continuing Operations

For the reasons set forth above, the Company's net earnings from continuing operations for the 13 weeks ended May 30, 2021 were $2.7 million compared to net earnings from continuing operations of $2.0 million for the 13 weeks ended May 31, 2020.

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

The Company’s net earnings from discontinued operations included expenses pertaining to the sale transaction and costs related to the Company’s vacated facility in Fullerton, California in the 13 weeks ended May 31, 2020. The Company vacated the Fullerton facility in the third quarter of the 2021 fiscal year and is no longer incurring these discontinued operations costs.

Basic and Diluted Earnings Per Share

In the 13 weeks ended May 30, 2021, basic and diluted earnings per share from continuing operations were $0.13 compared to basic and diluted earnings per share from continuing operations of $0.10 in the 13 weeks ended May 31, 2020.

Liquidity and Capital Resources - Continuing Operations:

(amounts in thousands)	May 30,	February 28,
	2021	2021	Change

Cash and cash equivalents and marketable securities	$116,818	$116,542	$276
Working capital	122,306	124,348	(2,042)

	13 Weeks Ended
(amounts in thousands)	May 30,	May 31,
	2021	2020	Change

Net cash provided by operating activities	$4,133	$4,741	$(608)
Net cash (used in) provided by investing activities	(4,391)	1,951	(6,342)
Net cash used in financing activities	(2,038)	(3,682)	1,644

Cash and Marketable Securities

Of the $116.8 million of cash and cash equivalents and marketable securities at May 30, 2021, $29.4 million was owned by one of the Company’s wholly owned foreign subsidiaries.

The change in cash and cash equivalents and marketable securities at May 30, 2021 compared to February 28, 2021 was the result of capital expenditures and dividends paid to shareholders partially offset by cash provided by operating activities and a number of additional factors. The significant change in cash provided by operating activities was as follows:

●	income taxes payable increased by 94% at May 30, 2021 compared to February 28, 2021 primarily due to the income tax provision for the 13 weeks ended May 30, 2021.

In addition, the Company paid $2.0 million in cash dividends in each of the 13-week periods ended May 30, 2021 and May 31, 2020.

Working Capital

The decrease in working capital at May 30, 2021 compared to February 28, 2021 was due principally to the increase in income taxes payable.

The Company's current ratio (the ratio of current assets to current liabilities) was 12.5 to 1.0 at May 30, 2021 compared to 16.6 to 1.0 at February 28, 2021.

Cash Flows

During the 13 weeks ended May 30, 2021, the Company's net earnings, before depreciation and amortization, deferred income taxes, stock-based compensation, amortization of bond premium and changes in operating assets and liabilities, were $4.1 million. During the same 13-week period, the Company expended $1.6 million for the purchase of property, plant and equipment, compared with $2.5 million during the 13 weeks ended May 31, 2020. The Company paid $2.0 million in cash dividends in each of the 13-week periods ended May 30, 2021 and May 31, 2020.

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

The Company is not aware of any circumstances or events that are reasonably likely to occur that could materially affect its liquidity. The Company further believes its balance sheet and financial position to be very strong.

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

The Company’s critical accounting policies that are important to the Consolidated Financial Statements and that entail, to a significant extent, the use of estimates and assumptions and the application of management’s judgment are described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2021. There have been no significant changes to such accounting policies during the 2022 fiscal year first quarter.

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

Factors That May Affect Future Results.

Certain portions of this Report which do not relate to historical financial information may be deemed to constitute forward-looking statements that are subject to various factors which could cause actual results to differ materially from the Company’s expectations or from results which might be projected, forecasted, estimated or budgeted by the Company in forward-looking statements. Such factors include, but are not limited to, general conditions in the aerospace industry, the Company’s competitive position, the status of the Company’s relationships with its customers, economic conditions in international markets, the cost and availability of raw materials, transportation and utilities, and the various factors set forth under the caption “Factors That May Affect Future Results” in Item 1 and in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s market risk exposure at May 30, 2021 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended February 28, 2021.

Item 4. Controls and Procedures.

(a)    Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of May 30, 2021, the end of the quarterly fiscal period covered by this quarterly report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes in the risk factors as previously disclosed in the Company’s Form 10-K Annual Report for the fiscal year ended February 28, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to shares of the Company’s common stock acquired by the Company during each month included in the Company’s 2022 fiscal year first quarter ended May 30, 2021.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

March 1 - March 30	0	$-	0

March 31 - April 30	0	$-	0

May 1 - May 30	0	$-	0

Total	0	$-	0	1,394,015 (a)

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at May 30, 2021 (unaudited) and February 28, 2021; (ii) Consolidated Statements of Operations for the 13 weeks ended May 30, 2021 and May 31, 2020 (unaudited); (iii) Consolidated Statements of Comprehensive Earnings for the 13 weeks ended May 30, 2021 and May 31, 2020 (unaudited); (iv) Consolidated Statements of Shareholders’ Equity at May 30, 2021 (unaudited) and May 31, 2020; and (v) Condensed Consolidated Statements of Cash Flows for the 13 weeks ended May 30, 2021 and May 31, 2020 (unaudited). * +

 *        Filed electronically herewith.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at May 30, 2021 (unaudited) and February 28, 2021; (ii) Consolidated Statements of Operations for the 13 weeks ended May 30, 2021 and May 31, 2020 (unaudited); (iii) Consolidated Statements of Comprehensive Earnings for the 13 weeks ended May 30, 2021 and May 31, 2020 (unaudited); (iv) Consolidated Statements of Shareholders’ Equity at May 30, 2021 (unaudited) and May 31, 2020; and (v) Condensed Consolidated Statements of Cash Flows for the 13 weeks ended May 30, 2021 and May 31, 2020 (unaudited). * +

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

Park Aerospace Corp.
(Registrant)

Date: July 9, 2021	/s/ Brian E. Shore
Brian E. Shore
Chief Executive Officer
(principal executive officer)

/s/ P. Matthew Farabaugh
Date: July 9, 2021	P. Matthew Farabaugh
Senior Vice President and Chief Financial Officer
(principal financial officer)
(principal accounting officer)