Form 10-Q
period 2021-11-28
PARK AEROSPACE CORP
filed 2022-01-07
CIK 76267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 28, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,458,210 as of January 3, 2022.

PARK AEROSPACE CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.                   Financial Statements.

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	November 28, 2021 (unaudited)	February 28, 2021*
ASSETS
Current assets
Cash and cash equivalents	$13,960	$41,595
Marketable securities (Note 3)	95,668	74,947
Accounts receivable, less allowance for doubtful accounts of $100 and $89, respectively	9,693	7,633
Inventories (Note 4)	5,175	4,794
Prepaid expenses and other current assets	3,215	3,372
Total current assets	127,711	132,341

Property, plant and equipment, net	23,870	21,130
Operating right-of-use assets (Note 5)	217	103
Goodwill and other intangible assets	9,797	9,797
Other assets	141	141
Total assets	$161,736	$163,512

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,242	$3,300
Operating lease liability (Note 5)	53	33
Accrued liabilities	1,671	1,708
Income taxes payable	2,488	2,952
Total current liabilities	6,454	7,993

Long-term operating lease liability (Note 5)	186	86
Non-current income taxes payable (Note 10)	12,621	14,303
Deferred income taxes (Note 10)	1,183	778
Other liabilities	4,512	4,411
Total liabilities	24,956	27,571

Commitments and contingencies (Note 13)

Shareholders' equity (Note 8)
Common stock	2,096	2,096
Additional paid-in capital	169,591	170,038
Accumulated deficit	(24,680)	(25,063)
Accumulated other comprehensive loss	(830)	(336)
	146,177	146,735
Less treasury stock, at cost	(9,397)	(10,794)
Total shareholders' equity	136,780	135,941
Total liabilities and shareholders' equity	$161,736	$163,512

* The balance sheet at February 28, 2021 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	13 Weeks Ended (Unaudited)		39 Weeks Ended (Unaudited)
	November 28,	November 29,	November 28,	November 29,
	2021	2020	2021	2020
Net sales	$13,864	$10,372	$41,076	$31,835
Cost of sales	10,028	7,819	27,357	22,970
Gross profit	3,836	2,553	13,719	8,865
Selling, general and administrative expenses	1,593	1,536	4,729	4,718
Restructuring charges (Note 9)	13	-	197	-
Earnings from continuing operations	2,230	1,017	8,793	4,147
Interest and other income	80	389	286	1,570
Earnings from continuing operations before income taxes	2,310	1,406	9,079	5,717
Income tax provision (Note 10)	569	369	2,571	1,557
Net earnings from continuing operations	1,741	1,037	6,508	4,160
Loss from discontinued operations, net of tax (Note 12)	-	(116)	-	(328)
Net earnings	$1,741	$921	$6,508	$3,832

Earnings per share (Note 7)
Basic:
Continuing operations	$0.09	$0.05	$0.32	$0.20
Discontinued operations	-	-	-	(0.01)
Basic earnings per share	$0.09	$0.05	$0.32	$0.19
Basic weighted average shares	20,450	20,381	20,410	20,388

Diluted:
Continuing operations	$0.08	$0.05	$0.32	$0.20
Discontinued operations	-	-	-	(0.01)
Diluted earnings per share	$0.08	$0.05	$0.32	$0.19
Diluted weighted average shares	20,503	20,434	20,566	20,442

Dividends declared per share	$0.10	$0.10	$0.30	$0.30

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts in thousands)

	13 Weeks Ended (Unaudited)		39 Weeks Ended (Unaudited)
	November 28,	November 29,	November 28,	November 29,
	2021	2020	2021	2020
Net earnings	$1,741	$921	$6,508	$3,832
Other comprehensive earnings (loss), net of tax:
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	3	19	107	416
Less: reclassification adjustment for gains included in net earnings	(27)	(32)	(36)	(86)
Unrealized losses on marketable securities:
Unrealized holding losses arising during the period	(472)	(384)	(576)	(726)
Less: reclassification adjustment for losses included in net earnings	11	-	11	-
Other comprehensive loss	(485)	(397)	(494)	(396)
Total comprehensive earnings	$1,256	$524	$6,014	$3,436

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount

Balance, February 28, 2021	20,965,144	$2,096	$170,038	$(25,063)	$(336)	582,268	$(10,794)
Net earnings	-	-	-	2,745	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	52	-	-
Stock-based compensation	-	-	64	-	-	-	-
Cash dividends ($0.10 per share)	-	-	-	(2,038)	-	-	-
Balance, May 30, 2021	20,965,144	2,096	170,102	(24,356)	(284)	582,268	(10,794)
Net earnings	-	-	-	2,022	-	-	-
Unrealized loss on marketable securities, net of tax	-	-	-	-	(61)	-	-
Stock options exercised	-	-	(397)	-	-	(46,134)	855
Stock-based compensation	-	-	74	-	-	-	-
Cash dividends ($0.10 per share)	-	-	-	(2,039)	-	-	-
Balance, August 29, 2021	20,965,144	2,096	169,779	(24,373)	(345)	536,134	(9,939)
Net earnings	-	-	-	1,741	-	-	-
Unrealized loss on marketable securities, net of tax	-	-	-	-	(485)	-	-
Stock options exercised	-	-	(261)	-	-	(29,200)	542
Stock-based compensation	-	-	73	-	-	-	-
Cash dividends ($0.10 per share)	-	-	-	(2,048)	-	-	-
Balance, November 28, 2021	20,965,144	$2,096	$169,591	$(24,680)	$(830)	506,934	$(9,397)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Earnings	Shares	Amount

Balance, March 1, 2020	20,965,144	$2,096	$169,862	$(21,774)	$668	446,321	$(9,177)
Net earnings	-	-	-	1,957	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	204	-	-
Stock-based compensation	-	-	43	-	-	-	-
Repurchase of treasury shares	-	-	-	-	-	137,397	(1,644)
Cash dividends ($0.10 per share)	-	-	-	(2,038)	-	-	-
Balance, May 31, 2020	20,965,144	2,096	169,905	(21,855)	872	583,718	(10,821)
Net earnings	-	-	-	954	-	-	-
Unrealized loss on marketable securities, net of tax	-	-	-	-	(203)	-	-
Stock-based compensation	-	-	50	-	-	-	-
Cash dividends ($0.10 per share)	-	-	-	(2,038)	-	-	-
Balance, August 30, 2020	20,965,144	2,096	169,955	(22,939)	669	583,718	(10,821)
Net earnings	-	-	-	921	-	-	-
Unrealized loss on marketable securities, net of tax	-	-	-	-	(397)	-	-
Stock-based compensation	-	-	49	-	-	-	-
Cash dividends ($0.10 per share)	-	-	-	(2,038)	-	-	-
Balance, November 29, 2020	20,965,144	$2,096	$170,004	$(24,056)	$272	583,718	$(10,821)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	39 Weeks Ended (Unaudited)
	November 28,	November 29,
	2021	2020
Cash flows from operating activities:
Net earnings	$6,508	$3,832
Loss from discontinued operations, net of tax	-	328
Net earnings from continuing operations	6,508	4,160
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	805	870
Stock-based compensation	211	142
Deferred income taxes	405	119
Amortization of bond premium	718	266
Loss on sale of fixed assets	27	-
Changes in operating assets and liabilities	(5,418)	3,053
Net cash provided by operating activities - continuing operations	3,256	8,610
Net cash used in operating activities - discontinued operations	-	(328)
Net cash provided by operating activities	3,256	8,282

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,586)	(5,251)
Proceeds from sales of property, plant and equipment	14	-
Purchases of marketable securities	(41,471)	(62,876)
Proceeds from sales and maturities of marketable securities	19,538	65,982
Net cash used in investing activities - continuing operations	(25,505)	(2,145)
Net cash used in investing activities - discontinued operations	-	-
Net cash used in investing activities	(25,505)	(2,145)

Cash flows from financing activities:
Dividends paid	(6,125)	(6,114)
Proceeds from exercise of stock options	739	-
Purchase of treasury stock	-	(1,644)
Net cash used in financing activities - continuing operations	(5,386)	(7,758)
Net cash used in financing activities - discontinued operations	-	-
Net cash used in financing activities	(5,386)	(7,758)

Decrease in cash and cash equivalents:	(27,635)	(1,621)
Cash and cash equivalents, beginning of period	41,595	5,410
Cash and cash equivalents, end of period	$13,960	$3,789

Supplemental cash flow information:
Cash paid during the period for income taxes, net of refunds	$3,733	$717

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share (unless otherwise stated), per share and option amounts)

1. CONSOLIDATED FINANCIAL STATEMENTS

The Condensed Consolidated Balance Sheet and the Consolidated Statement of Shareholders’ Equity as of November 28, 2021, the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Earnings for the 13 weeks and 39 weeks ended November 28, 2021 and November 29, 2020, and the Condensed Consolidated Statements of Cash Flows for the 39 weeks then ended have been prepared by Park Aerospace Corp. (the “Company”), without audit. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at November 28, 2021 and the results of operations and cash flows for all periods presented. The Consolidated Statements of Operations are not necessarily indicative of the results to be expected for the full fiscal year or any subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2021. There have been no significant changes to such accounting policies during the 39 weeks ended November 28, 2021.

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

The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and any long-lived assets written down to fair value. To measure fair value of such assets, the Company uses Level 3 inputs consisting of techniques including an income approach and a market approach. The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the discounted cash flow analysis require the exercise of significant judgment, including judgment about appropriate discount rates, terminal values, growth rates and the amount and timing of expected future cash flows. With respect to goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that fair value is less than carrying value. If, based on that assessment, the Company believes it is more likely than not that fair value is less than carrying value, a goodwill impairment test is performed. There have been no changes in events or circumstances which required impairment charges to be recorded during the 13 weeks and 39 weeks ended November 28, 2021.

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

The following is a summary of available-for-sale securities:

	November 28, 2021
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$58,763	$58,763	$-	$-
U.S. corporate debt securities	36,905	36,905	-	-
Total marketable securities	$95,668	$95,668	$-

	February 28, 2021
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$56,906	$56,906	$-	$-
U.S. corporate debt securities	18,041	18,041	-	-
Total marketable securities	$74,947	$74,947	$-	$-

The following table shows the amortized cost basis of, and gross unrealized gains and losses on, the Company’s available-for-sale securities:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses

November 28, 2021:
U.S. Treasury and other government securities	$59,877	$18	$1,132

U.S. corporate debt securities	36,927	15	37
Total marketable securities	$96,804	$33	$1,169

February 28, 2021:
U.S. Treasury and other government securities	$57,400	$153	$647

U.S. corporate debt securities	18,008	52	19
Total marketable securities	$75,408	$205	$666

The estimated fair values of such securities at November 28, 2021 by contractual maturity are shown below:

Due in one year or less	$57,802
Due after one year through five years	37,866
$95,668

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

	November 28,	February 28,
	2021	2021
Inventories:
Raw materials	$4,136	$3,490
Work-in-process	272	147
Finished goods	767	1,157
	$5,175	$4,794

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

Future minimum lease payments under non-cancellable operating leases as of November 28, 2021 are as follows:

Fiscal Year:
2022	$13
2023	53
2024	54
2025	36
2026	-
Thereafter	175
Total undiscounted operating lease payments	331
Less imputed interest	(92)
Present value of operating lease payments	$239

The above payment schedule includes renewal options that the Company is reasonably likely to exercise. Leases with an initial term of 12 months or less are not recorded on the Company’s condensed consolidated balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the terms of the leases. The above payment schedule does not include lease payments of $128 for the Company’s idle facility in Singapore that have been accrued on the condensed consolidated balance sheets in accrued liabilities.

For the 13 weeks and 39 weeks ended November 28, 2021, the Company’s operating lease expenses were $15 and $44, respectively. Cash payments of $38, pertaining to operating leases, are reflected in the cash flow statement under cash flows from operating activities.

The following table sets forth the right-of-use assets and operating lease liabilities as of November 28, 2021:

Operating right-of-use assets	$217

Operating lease liabilities	$53
Long-term operating lease liabilities	186
Total operating lease liabilities	$239

The Company’s weighted average remaining lease term for its operating leases is 7.3 years.

In December 2018, the Company entered into a Development Agreement with the City of Newton, Kansas and the Board of County Commissioners of Harvey County, Kansas. Pursuant to this agreement, the Company agreed to construct and operate an additional manufacturing facility of approximately 90,000 square feet for the design, development and manufacture of advanced composite materials and parts, structures and assemblies for aerospace. The Company further agreed to equip the facility through the purchase of machinery, equipment and furnishings and to create additional new full-time employment of specified levels during a five-year period. In exchange for these agreements, the City and the County agreed to lease to the Company three acres of land at the Newton, Kansas Airport, in addition to the eight acres previously leased to the Company by the City and County. The City and County further agreed to provide financial and other assistance toward the construction of the additional facility as set forth in the Development Agreement. The Company estimates the total cost of the additional facility to be approximately $19,300, and the Company has substantially completed construction of the additional facility. As of November 28, 2021, the Company had $718 in equipment purchase obligations and $18,078 of construction-in-progress related to the additional facility.

6. STOCK-BASED COMPENSATION

As of November 28, 2021, the Company had a 2018 Stock Option Plan (the “2018 Plan”) and no other stock-based compensation plan. The 2018 Plan was adopted by the Board of Directors of the Company on May 8, 2018 and approved by the shareholders of the Company at the Annual Meeting of Shareholders of the Company on July 24, 2018 and provides for the grant of options to purchase up to 800,000 shares of common stock of the Company. Prior to the 2018 Plan, the Company had the 2002 Stock Option Plan (the “2002 Plan”) which had been approved by the Company’s shareholders and provided for the grant of stock options to directors and key employees of the Company. All options granted under the 2018 Plan and 2002 Plan have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant which, pursuant to the terms of such Plans, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted. Options granted under the Plans become exercisable 25% one year after the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire 10 years after the date of grant. Upon termination of employment or service as a director, all options held by the optionee that have not previously become exercisable shall terminate and all other options held by such optionee may be exercised, to the extent exercisable on the date of such termination, for a limited time after such termination. Any shares of common stock subject to an option under the 2018 Plan, which expires or is terminated unexercised as to such shares, shall again become available for issuance under the 2018 Plan.

During the 39 weeks ended November 28, 2021, the Company granted options under the 2018 Plan to purchase a total of 142,250 shares of common stock to its directors and certain of its employees. The future compensation expense to be recognized in earnings before income taxes is $396 and will be recorded on a straight-line basis over the requisite service period. The weighted average fair value of the granted options was $2.78 per share using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.74%-1.28%; expected volatility factor of 29.0%-29.2%; expected dividend yield of 2.73%-2.90%; and estimated option term of 4.4-7.6 years.

The risk-free interest rates were based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the estimated terms of the options at the date of the grant. Volatility factors were based on historical volatility of the Company’s common stock. The expected dividend yields were based on the regular quarterly cash dividend per share most recently declared by the Company and on the exercise price of the options granted during the 13 weeks and 39 weeks ended November 28, 2021. The estimated term of the options was based on evaluations of the historical and expected future employee exercise behavior.

The following is a summary of option activity for the 39 weeks ended November 28, 2021:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance, February 28, 2021	634,534	$12.47		$343
Granted	142,250	13.85
Exercised	(75,334)	9.81
Terminated or expired	(58,150)	13.96
Balance, November 28, 2021	643,300	$12.96	5.60	$32
Vested and exercisable, November 28, 2021	391,275	$12.47	3.57	$211

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

The following table sets forth the calculation of basic and diluted earnings per share:

	13 Weeks Ended		39 Weeks Ended
	November 28, 2021	November 29, 2020	November 28, 2021	November 29, 2020

Net earnings - continuing operations	$1,741	$1,037	$6,508	$4,160
Net loss - discontinued operations	-	(116)	-	(328)
Net earnings	$1,741	$921	$6,508	$3,832

Weighted average common shares outstanding for basic EPS	20,450	20,381	20,410	20,388
Net effect of dilutive options	53	53	156	54
Weighted average shares outstanding for diluted EPS	20,503	20,434	20,566	20,442

Basic earnings per share - continuing operations	$0.09	$0.05	$0.32	$0.20
Basic loss per share - discontinued operations	-	-	-	(0.01)
Basic earnings per share	$0.09	$0.05	$0.32	$0.19

Diluted earnings per share - continuing operations	$0.08	$0.05	$0.32	$0.20
Diluted loss per share - discontinued operations	-	-	-	(0.01)
Diluted earnings per share	$0.08	$0.05	$0.32	$0.19

Potentially dilutive securities, which were not included in the computation of diluted earnings per share, because either the effect would have been anti-dilutive or the options’ exercise prices were greater than the average market price of the common stock, were 322,000 and 471,000 for the 13 weeks ended November 28, 2021 and November 29, 2020, respectively, and 221,000 and 457,000 for the 39 weeks ended November 28, 2021 and November 29, 2020, respectively.

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

On March 10, 2016, the Company announced that its Board of Directors authorized the Company’s purchase, on the open market and in privately negotiated transactions, of up to 1,000,000 additional shares of its common stock, in addition to the unused prior authorization to purchase shares of the Company’s common stock announced on January 8, 2015. As a result, the Company is authorized to purchase up to a total of 1,394,015 shares of its common stock, representing approximately 6.8% of the Company’s 20,458,210 total outstanding shares as of the close of business on January 3, 2022.

The Company purchased 0 and 137,397 shares of its common stock during the 39 weeks ended November 28, 2021 and November 29, 2020, respectively.

9. RESTRUCTURING CHARGES

The Company recorded restructuring charges of $13 and $197, respectively, for the 13 weeks and 39 weeks ended November 28, 2021 compared to $0 for both the 13 weeks and 39 weeks ended November 29, 2020, related to the closure of the Company’s Park Aerospace Technologies Asia Pte, Ltd facility located in Singapore.

The following table sets forth the charges and accruals related to the restructuring:

	Accrual February 28, 2021	Current Period Charges	Cash Payments	Non-Cash Charges	Accrual November 28, 2021	Total Expense Accrued to Date
Facility lease costs	$252	$-	$(44)	$(22)	$186	$252
Asset impairment	-	-	-	-	-	1,318
Asset removal	-	154	(154)	-	-	154
Other	-	43	(43)	-	-	43
Total restructuring charges	$252	$197	$(241)	$(22)	$186	$1,767

10. INCOME TAXES

For the 13 weeks and 39 weeks ended November 28, 2021, the Company recorded income tax provisions from continuing operations of $569 and $2,571, respectively, which included discrete income tax provisions of $27 and $175, respectively. For the 13 weeks and 39 weeks ended November 29, 2020, the Company recorded income tax provisions from continuing operations of $369 and $1,557, respectively, which included discrete income tax provisions of $44 and $126, respectively.

The Company’s effective tax rates for the 13 weeks and 39 weeks ended November 28, 2021 were 24.6% and 28.3%, respectively, compared to 26.3% and 27.2%, respectively, in the comparable prior year periods. The effective tax rates for the 13 weeks and 39 weeks ended November 28, 2021 were higher than the U.S. statutory rate of 21% primarily due to state and local taxes and discrete income tax provisions for the write-off of deferred tax assets and liabilities related to its closed Singapore facility and the accrual of interest related to unrecognized tax benefits. The effective rates for the 13 weeks and 39 weeks ended November 29, 2020 were higher than the U.S. statutory rate of 21% primarily due to state and local taxes and a discrete income tax provision for the accrual of interest related to unrecognized tax benefits.

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

Financial information regarding the Company’s continuing operations by geographic region is as follows:

	13 Weeks Ended		39 Weeks Ended
	November 28, 2021	November 29, 2020	November 28, 2021	November 29, 2020

Sales:

North America	$13,231	$9,863	$39,285	$30,245
Asia	218	195	542	499
Europe	415	314	1,249	1,091
Total sales	$13,864	$10,372	$41,076	$31,835

	November 28, 2021	February 28, 2021
Long-lived assets:

North America	$34,013	$31,170
Asia	12	1
Europe	-	-
Total long-lived assets	$34,025	$31,171

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

The following table shows the summary operating results of the discontinued operations:

	13 Weeks Ended (Unaudited)		39 Weeks Ended (Unaudited)

	November 28,	November 29,	November 28,	November 29,
	2021	2020	2021	2020

Net sales	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-
Selling, general and administrative expenses	-	8	-	8
Restructuring charges	-	143	-	427
Loss from discontinued operations	-	(151)	-	(435)
Other income	-	-	-	-
Loss from discontinued operations before income taxes	-	(151)	-	(435)
Income tax benefit	-	(35)	-	(107)
Net loss from discontinued operations	$-	$(116)	$-	$(328)

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

14. ACCOUNTING PRONOUNCEMENTS

Recently Adopted

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.  The changes simplify the accounting for a number of topics, some of which are narrow. Some of the proposed amendments eliminate specific exceptions to the general principles of income tax accounting while other changes clarify a handful of narrow issues within the broad topic of income tax accounting. The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. For all other entities, the requirements are effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted for: (1) public business entities for periods for which financial statements have not yet been issued, and (2) all other entities for periods for which financial statements have not yet been made available for issuance. The Company adopted this ASU in the first quarter of the 2022 fiscal year.  The adoption of ASU 2019-12 did not have a material impact on the Company’s condensed consolidated financial statements and disclosures.

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

Financial Overview

The Company's total net sales from continuing operations in the 13 weeks and 39 weeks ended November 28, 2021 were $13.9 million and $41.1 million, respectively, compared to $10.4 million and $31.8 million, respectively, in the 13 weeks and 39 weeks ended November 29, 2020. The increases in sales were primarily due to improving sales for the commercial and business aircraft markets.

The Company’s gross profit margins from continuing operations, measured as percentages of sales, were 27.7% and 33.4%, respectively, in the 13 weeks and 39 weeks ended November 28, 2021 compared to 24.6% and 27.8%, respectively, in the 13 weeks and 39 weeks ended November 29, 2020. The higher gross profit margin for the 13 and 39 weeks ended November 28, 2021 was primarily due to the higher sales compared to last year’s comparable periods and the partially fixed nature of overhead expenses.

The Company’s earnings from continuing operations before income taxes and net earnings from continuing operations increased 64.3% and 67.9%, respectively, in the 13 weeks ended November 28, 2021 compared to the 13 weeks ended November 29, 2020 primarily as a result of higher sales partially offset by lower interest income compared to last year’s comparable period.

The Company’s earnings from continuing operations before income taxes and net earnings from continuing operations increased 58.8% and 56.4%, respectively, in the 39 weeks ended November 28, 2021 compared to the 39 weeks ended November 29, 2020 primarily as a result of higher sales and a favorable sales mix of high margin products in the first quarter of the current fiscal year, partially offset by lower interest income compared to last year’s comparable period.

The Company is experiencing inflation in raw material and other costs. The impact of inflation on the Company’s profits has been partially mitigated by the Company’s ability to adjust pricing for a large portion of its sales to pass the impact of inflation through to its customers.

With the recovery of the aerospace markets, some companies in the aerospace supply chain may not be fully prepared to ramp up their production as quickly as needed, which may create a risk to the Company of not getting enough raw materials on a timely basis to fully support the Company’s customers’ demands. Additionally, some shipments from overseas suppliers are experiencing transportation delays due to a lack of available containers and a backlog at incoming ports of entry. Delays of overseas shipments of raw materials are having an impact on the Company’s production levels. Delays in raw material shipments continue to represent a risk to the Company.

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

Results of Operations:

The following table sets forth the components of the consolidated statements of operations:

	13 Weeks Ended			39 Weeks Ended

(amounts in thousands, except per share amounts)	November 28,	November 29,	%	November 28,	November 29,	%
	2021	2020	Change	2021	2020	Change

Net sales	$13,864	$10,372	34%	$41,076	$31,835	29%
Cost of sales	10,028	7,819	28%	27,357	22,970	19%
Gross profit	3,836	2,553	50%	13,719	8,865	55%
Selling, general and administrative expenses	1,593	1,536	4%	4,729	4,718	0%
Restructuring charges	13	-	0%	197	-	0%
Earnings from continuing operations	2,230	1,017	119%	8,793	4,147	112%
Interest and other income	80	389	(79)%	286	1,570	(82)%
Earnings from continuing operations before income taxes	2,310	1,406	64%	9,079	5,717	59%
Income tax provision	569	369	54%	2,571	1,557	65%
Net earnings from continuing operations	1,741	1,037	68%	6,508	4,160	56%
Loss from discontinued operations, net of tax	-	(116)	(100)%	-	(328)	(100)%
Net earnings	$1,741	$921	89%	$6,508	$3,832	70%

Earnings per share:
Basic:
Continuing operations	$0.09	$0.05	80%	$0.32	$0.20	60%
Discontinued operations	-	-	0%	-	(0.01)	(100)%
Basic earnings per share	$0.09	$0.05	80%	$0.32	$0.19	68%

Diluted:
Continuing operations	$0.08	$0.05	60%	$0.32	$0.20	60%
Discontinued operations	-	-	0%	-	(0.01)	(100)%
Diluted earnings per share	$0.08	$0.05	60%	$0.32	$0.19	68%

Net Sales

The Company’s total net sales from continuing operations worldwide in the 13 weeks and 39 weeks ended November 28, 2021 increased to $13.9 million and $41.1 million, respectively, from $10.4 million and $31.8 million, respectively, in the 13 weeks and 39 weeks ended November 29, 2020. The increases in sales were principally due to the higher sales to customers servicing the commercial and business aircraft markets.

Gross Profit

The Company’s gross profits from continuing operations in the 13 weeks and 39 weeks ended November 28, 2021 were higher than its gross profits from continuing operations in the prior year’s comparable periods, and the gross profits from continuing operations as percentages of sales for the Company’s worldwide operations in the 13 weeks and 39 weeks ended November 28, 2021 increased to 27.7% and 33.4%, respectively, from 24.6% and 27.8%, respectively, in the 13 weeks and 39 weeks ended November 29, 2020. The higher gross profit margin from continuing operations for the 13 and 39 weeks ended November 28, 2021 was primarily due to the higher sales compared to last year’s comparable periods and the partially fixed nature of overhead expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations increased by $57,000 and $11,000, respectively, during the 13 weeks and 39 weeks ended November 28, 2021, or by 3.7% and 0.2%, respectively, compared to the prior year’s comparable periods, and these expenses, measured as percentages of sales from continuing operations, were 11.5% and 11.5%, respectively, in the 13 weeks and 39 weeks ended November 28, 2021 compared to 14.8% and 14.8%, respectively, in the 13 weeks and 39 weeks ended November 29, 2020.

Selling, general and administrative expenses from continuing operations included stock option expenses of $73,000 and $211,000, respectively, for the 13 weeks and 39 weeks ended November 28, 2021, compared to stock option expenses of $49,000 and $142,000, respectively, for the 13 weeks and 39 weeks ended November 29, 2020.

Restructuring Charges

In the 13 weeks and 39 weeks ended November 28, 2021, the Company recorded pre-tax restructuring charges of $13,000 and $197,000, respectively, in connection with the closure of the Company’s Park Aerospace Technologies Asia Pte. Ltd facility located in Singapore.

Earnings from Continuing Operations

For the reasons set forth above, the Company’s earnings from continuing operations were $2.2 million and $8.8 million, respectively, for the 13 weeks and 39 weeks ended November 28, 2021 compared to $1.0 million and $4.1 million, respectively, for the 13 weeks and 39 weeks ended November 29, 2020.

Interest and Other Income

Interest and other income from continuing operations was $80,000 and $286,000, respectively, for the 13 weeks and 39 weeks ended November 28, 2021, compared to $389,000 and $1.6 million, respectively, for the prior year's comparable periods. Interest income decreased 79.4% and 81.8%, respectively, for the 13 weeks and 39 weeks ended November 28, 2021 primarily as a result of lower average balances of marketable securities held by the Company in the 13 weeks and 39 weeks ended November 28, 2021, compared to the prior year's comparable periods, and lower weighted average interest rates. During the 13 weeks and 39 weeks ended November 28, 2021, the Company earned interest income principally from its investments, which consisted primarily of short-term instruments and money market funds.

Income Tax Provision

For the 13 weeks and 39 weeks ended November 28, 2021, the Company recorded income tax provisions from continuing operations of $569,000 and $2.6 million, respectively, which included discrete income tax provisions of $27,000 and $175,000, respectively, for the write-off of deferred tax assets and liabilities related to a change in the tax filing basis of the Company’s Singapore entity and the accrual of interest related to unrecognized tax benefits. For the 13 weeks and 39 weeks ended November 29, 2020, the Company recorded income tax provisions from continuing operations of $369,000 and $1.6 million, respectively, which included discrete income tax provisions of $44,000 and $127,000, respectively, pertaining to the accrual of interest related to unrecognized tax benefits.

The Company’s effective tax rates for the 13 weeks and 39 weeks ended November 28, 2021 were 24.6% and 28.3%, respectively, compared to 26.3% and 27.2%, respectively, in the prior year’s comparable periods. The effective tax rates for the 13 weeks and 39 weeks ended November 28, 2021 were higher than the U.S. statutory rate of 21% primarily due to state and local taxes, the write-off of deferred tax assets and liabilities and the accrual of interest related to unrecognized tax benefits. The effective rates for the 13 weeks and 39 weeks ended November 29, 2020 were higher than the U.S. statutory rate of 21% primarily due to state and local taxes and the accrual of interest related to unrecognized tax benefits.

Net Earnings from Continuing Operations

For the reasons set forth above, the Company's net earnings from continuing operations for the 13 weeks and 39 weeks ended November 28, 2021 were $1.7 million and $6.5 million, respectively, compared to net earnings from continuing operations of $1.0 million and $4.2 million, respectively, for the 13 weeks and 39 weeks ended November 29, 2020.

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

Basic and Diluted Earnings Per Share

In the 13 weeks ended November 28, 2021, basic earnings per share from continuing operations was $0.09 and diluted earnings per share from continuing operations was $0.08 compared to basic and diluted earnings per share from continuing operations of $0.05 in the 13 weeks ended November 29, 2020.

In the 39 weeks ended November 28, 2021, basic and diluted earnings per share from continuing operations were $0.32 compared to basic and diluted earnings per share from continuing operations of $0.19 in the 39 weeks ended November 29, 2020.

Liquidity and Capital Resources - Continuing Operations:

(amounts in thousands)	November 28,	February 28,
	2021	2021	Change

Cash and cash equivalents and marketable securities	$109,628	$116,542	$(6,914)
Working capital	121,257	124,348	(3,091)

	39 Weeks Ended
(amounts in thousands)	November 28,	November 29,
	2021	2020	Change

Net cash provided by operating activities	$3,256	$8,610	$(5,354)
Net cash used in investing activities	(25,505)	(2,145)	(23,360)
Net cash used in financing activities	(5,386)	(7,758)	2,372

Cash and Marketable Securities

Of the $109.6 million of cash and cash equivalents and marketable securities at November 28, 2021, $29.5 million was owned by one of the Company’s wholly owned foreign subsidiaries.

The change in cash and cash equivalents and marketable securities at November 28, 2021 compared to February 28, 2021 was the result of capital expenditures and dividends paid to shareholders, partially offset by cash provided by operating activities, stock option exercises and a number of additional factors. The significant change in cash provided by operating activities was as follows:

●	accounts receivable increased by 27% at November 28, 2021 compared to February 28, 2021 primarily due to timing of sales;

●	inventories increased by 8% at November 28, 2021 compared to February 28, 2021 primarily due to the timing of raw material purchases;

●	prepaid and other current assets decreased by 5% at November 28, 2021 compared to February 28, 2021 primarily due to receipt of tax refunds;

●	accounts payable decreased by 32% at November 28, 2021 compared to February 28, 2021 primarily due to timing of vendor payments; and

●	income taxes payable decreased by 16% at November 28, 2021 compared to February 28, 2021 primarily due to estimated tax payments.

In addition, the Company paid $6.1 million in cash dividends in each of the 39-week periods ended November 28, 2021 and November 29, 2020.

Working Capital

The decrease in working capital at November 28, 2021 compared to February 28, 2021 was due principally to the decrease in cash and cash equivalents, marketable securities and prepaid and other current assets, partially offset by an increases in accounts receivable and inventories and decreases in accounts payable and income taxes payable.

The Company's current ratio (the ratio of current assets to current liabilities) was 19.8 to 1.0 at November 28, 2021 compared to 16.6 to 1.0 at February 28, 2021.

Cash Flows

During the 39 weeks ended November 28, 2021, the Company's net earnings, before depreciation and amortization, deferred income taxes, stock-based compensation, amortization of bond premium and changes in operating assets and liabilities, were $3.3 million. During the same 39-week period, the Company expended $3.6 million for the purchase of property, plant and equipment, compared with $5.3 million during the 39 weeks ended November 29, 2020. The Company paid $6.1 million in cash dividends in each of the 39-week periods ended November 28, 2021 and November 29, 2020.

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

Critical Accounting Policies and Estimates:

The foregoing Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with US GAAP. The preparation of these Condensed Consolidated Financial Statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to sales allowances, allowances for doubtful accounts, inventories, valuation of long-lived assets, income taxes, contingencies and litigation, and employee benefit programs. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company’s critical accounting policies that are important to the Consolidated Financial Statements and that entail, to a significant extent, the use of estimates and assumptions and the application of management’s judgment are described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2021. There have been no significant changes to such accounting policies during the 2022 fiscal year third quarter.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s market risk exposure at November 28, 2021 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended February 28, 2021.

Item 4. Controls and Procedures.

(a)         Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of November 28, 2021, the end of the quarterly fiscal period covered by this quarterly report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to shares of the Company’s common stock acquired by the Company during each month included in the Company’s 2022 fiscal year third quarter ended November 28, 2021.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

August 30 - September 28	0	$-	0

September 29 - October 28	0	$-	0

October 29 - November 28	0	$-	0

Total	0	$-	0	1,394,015 (a)

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

101         The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 28, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at November 28, 2021 (unaudited) and February 28, 2021; (ii) Consolidated Statements of Operations for the 13 weeks and 39 weeks ended November 28, 2021 and November 29, 2020 (unaudited); (iii) Consolidated Statements of Comprehensive Earnings for the 13 weeks and 39 weeks ended November 28, 2021 and November 29, 2020 (unaudited); (iv) Consolidated Statements of Shareholders’ Equity at November 28, 2021 (unaudited) and November 29, 2020; and (v) Condensed Consolidated Statements of Cash Flows for the 39 weeks ended November 28, 2021 and November 29, 2020 (unaudited). * +

*           Filed electronically herewith.

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 28, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at November 28, 2021 (unaudited) and February 28, 2021; (ii) Consolidated Statements of Operations for the 13 weeks and 39 weeks ended November 28, 2021 and November 29, 2020 (unaudited); (iii) Consolidated Statements of Comprehensive Earnings for the 13 weeks and 39 weeks ended November 28, 2021 and November 29, 2020 (unaudited); (iv) Consolidated Statements of Shareholders’ Equity at November 28, 2021 (unaudited) and November 29, 2020; and (v) Condensed Consolidated Statements of Cash Flows for the 39 weeks ended November 28, 2021 and November 29, 2020 (unaudited). * +

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

Park Aerospace Corp. ------------------------------ (Registrant)

Date: January 7, 2022	/s/ Brian E. Shore
Brian E. Shore
Chief Executive Officer
(principal executive officer)

Date: January 7, 2022	/s/ P. Matthew Farabaugh
P. Matthew Farabaugh
Senior Vice President and Chief Financial Officer
(principal financial officer)
(principal accounting officer)