Form 10-K
period 2022-02-27
PARK AEROSPACE CORP
filed 2022-05-12
CIK 76267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 27, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _______

Commission file number 1-4415

PARK AEROSPACE CORP.,

(Exact Name of Registrant as Specified in Its Charter)

New York	11-1734643
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

1400 Old Country Road, Westbury, New York	11590
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (631) 465-3600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $.10 per share	PKE	New York Stock Exchange

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

Title of Class	Aggregate Market Value	As of Close of Business On
Common Stock, par value $.10 per share	$306,026,570	August 27, 2021

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding	As of Close of Business On
Common Stock, par value $.10 per share	20,458,210	May 2, 2022

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Shareholders to be held July 19, 2022 incorporated by reference into Part III of this Report.

PART I

ITEM 1.	BUSINESS.

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

On January 5, 2022 Park announced that it entered into a Business Partner Agreement with ArianeGroup SAS of Les Mureaux, France.  Under the Business Partner Agreement, ArianeGroup SAS appointed Park as its exclusive North American distributor of ArianeGroup’s RAYCARB C2®B NG proprietary product.  RAYCARB C2®B NG is used to produce ablative composite materials for critical rocketry and missile systems.

Park is a long-term customer of ArianeGroup and uses ArianeGroup’s RAYCARB C2®B NG product in the production of many of Park’s key ablative materials which Park supplies into critical rocket and missile programs.  Park will continue to purchase RAYCARB C2®B NG for its own programs, and, through the Business Partner Agreement, Park is now taking on the new role of ArianeGroup’s exclusive North American distributor for its RAYCARB C2®B product.

In December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China (“COVID-19”) and has since spread worldwide, including to the United States (the “U.S.”), posing public health risks that have reached pandemic proportions (the “COVID-19 Pandemic”). The COVID-19 Pandemic poses a threat to the health and economic wellbeing of the Company’s employees, suppliers, customers and original equipment manufacturers (“OEMs”), as well as the end users of aircraft manufactured by OEMs served by the Company.  Park’s manufacturing operations were deemed essential by the Federal Government of the United States and by the State of Kansas, and the Company continued to actively work with federal, state and local government officials to ensure that we continue to satisfy their requirements for continuing our manufacturing operations. The continued operation of the Company’s Kansas facility is critically dependent on maintaining the wellbeing of the employees that staff the facility. The Company provided all employees at its manufacturing facility with detailed health and safety literature on COVID-19. In addition, the Company’s procurement and safety teams updated and developed new safety-oriented guidelines to support daily operations, and the Company provides appropriate personal protection equipment to its employees. The COVID-19 Pandemic impacted Park financially. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of this Report. The Company believes its balance sheet and financial condition to be very strong, and the Company believes it is well positioned to weather the impact of the Pandemic. As a result of the pandemic, global passenger air travel decreased dramatically, precipitating production rate cuts for many commercial aerospace programs and business jet/general aviation programs which the Company supports. The military aerospace end market has not experienced this same production rate decline but would also be at risk as it relates to uncertainty about suppliers and employee health.

The Company's manufacturing and research and development facilities are located in Kansas.

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

AEROGLIDE®, COREFIX®, ELECTROGLIDE® and RADARWAVE® are registered trademarks of Park Aerospace Corp., and ALPHASTRUT™, PEELCOTE™ and SIGMASTRUT™ are common law trademarks of Park Aerospace Corp. Trademark applications for AEROADHERE™ and ELECTROVEIL™ are pending.

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

Park is the exclusive North American distributor of ArianeGroup’s RAYCARB C2®B NG proprietary product.  RAYCARB C2®B NG is used to produce ablative composite materials for critical rocketry and missile systems.

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

The Company’s aerospace composite materials products include prepregs manufactured from proprietary formulations using modified epoxies, phenolics, polyesters, cyanate esters and polyimides combined with woven, non-woven and unidirectional reinforcements. Reinforcement materials used to produce the Company’s products include polyacrylonitrile (“PAN”) based carbon fiber, E-glass (fiberglass), S2 glass, quartz, aramids, such as Kevlar® (“Kevlar” is a registered trademark of E.I. du Pont de Nemours & Co.), Twaron® (“Twaron” is a registered trademark of Teijin Twaron B.V. LLC), polyester and other synthetic materials. The Company also sells certain specialty fabrics and prepregs with carbonized rayon fabric reinforcements that are used mainly in the rocket motor industry.

The Company’s composite structures and assemblies are manufactured with carbon, fiberglass and other reinforcements impregnated with formulated resins. The Company also provides low-volume tooling in connection with its manufacture and sale of composite structures and assemblies.

Park is the exclusive North American distributor of ArianeGroup’s RAYCARB C2®B NG proprietary product.  RAYCARB C2®B NG is used to produce ablative composite materials for critical rocketry and missile systems.

Customers and End Markets

The Company’s aerospace composite materials, structures and assemblies customers include manufacturers of turbofan engines, aircraft primary and secondary structures and radomes. A radome is a protective cover over an electrical antenna or signal generator, designed to minimize signal loss and distortion. Radomes are used in military aircraft, UAVs, business jets and turboprops, large and regional transport aircraft and helicopters, space vehicles, rocket motors and specialty industrial products.

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

End markets include military aircraft, UAVs, business jets and turboprops, large and regional transport aircraft and helicopters, space vehicles, rocket motors and specialty industrial products. The Company’s aerospace composite materials are marketed primarily by sales personnel and, to a lesser extent, by independent distributors. The Company’s aerospace composite structures and assemblies are marketed primarily by sales personnel.

During the Company’s 2022, 2021 and 2020 fiscal years, 49.5%, 27.9% and 48.2%, respectively, of the Company’s total worldwide net sales were to affiliate and non-affiliate subtier suppliers of General Electric Company, a leading manufacturer of aerospace engines. Sales to AAE Aerospace were 20.7% of the Company’s total worldwide sales in the 2021 fiscal year. During the 2022, 2021 and 2020 fiscal years, sales to no other customer of the Company equaled or exceeded 10% of the Company’s total worldwide sales. In April 2019, Middle River Aircraft Systems, the General Electric Company subsidiary that used the Company’s products to manufacture aircraft nacelles, was sold to ST Engineering Aerospace. The aircraft nacelles manufactured with the Company’s products continue to be sold by ST Engineering Aerospace to affiliates of General Electric Company. The loss of a major customer or of a group of customers could have a material adverse effect on the Company’s business or its consolidated results of operations or financial position.

Manufacturing

The Company’s manufacturing facilities for aerospace composite materials and for composite structures and assemblies are located in Newton, Kansas. On August 19, 2019, the Company broke ground on the expansion of its facilities located in Newton, Kansas, which included the construction of a redundant manufacturing facility located adjacent to the existing facility.  The 90,000 square feet expansion essentially doubled the size of the Company’s existing Newton, Kansas facilities.  The new facility was originally conceived of as a redundant manufacturing facility for Park’s major aerospace customer and the large aerospace OEMs it supports, but it will also support additional manufacturing capacity. The expansion includes enhanced and upgraded hot-melt film and tape lines and mixing and delivery systems, an expanded production lab, a new R&D lab, additional freezer and storage space and additional infrastructure to support the expanded operation. See Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report. See “Operations” elsewhere in this Report.

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

Once the manufacturing process has been completed, the product is tested and packaged for shipment to the customer.  The Company typically supplies final product to the customer in roll form.

The Company’s laboratories have been approved by several aerospace OEMs, and the Company has achieved certification pursuant to the National Aerospace and Defense Contractors Accreditation Program (“NADCAP”) for both non-metallic materials manufacturing and testing and composites fabrication. The Company believes its Newton Kansas facility is one of the few facilities in the world with NADCAP accreditation for manufacturing both composite materials and composite structures.  The Company has also received AS9100C certification for its quality management system for the manufacture of advanced composite materials and design and manufacturing of structures for aircraft and aerospace industries.

Materials and Sources of Supply

The Company designs and manufactures its aerospace composite materials to its own specifications and to the specifications of its customers. Product development efforts are focused on developing prepreg materials that meet the specifications of the customers. The materials used in the manufacture of these engineered materials include graphite and carbon fibers and fabrics, carbonized rayon, aramids, such as Kevlar® ("Kevlar" is a registered trademark of E.I. du Pont de Nemours & Co.) and Twaron® (“Twaron” is a registered trademark of Teijin Twaron B.V. LLC), quartz, fiberglass, polyester, specialty chemicals, resins, films, plastics, adhesives and certain other synthetic materials. The Company purchases these materials from several suppliers. Substitutes for many of these materials are not readily available. The qualification and certification of aerospace composite materials for certain FAA certified aircraft typically include specific requirements for raw material supply and may restrict the Company’s flexibility in qualifying alternative sources of supply for certain key raw materials. The Company continues to work to determine acceptable alternatives for several raw materials.

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

Backlog

The Company considers an item as backlog when it receives a purchase order specifying the number of units to be purchased, the purchase price, specifications and other customary terms and conditions. At April 25, 2022, the unfilled portion of all purchase orders received by the Company, and believed by it to be firm, was $25,895,809, compared to $21,326,751 at April 26, 2021. A major portion of the Company’s backlog consists of composite materials.

Various factors contribute to the size of the Company’s backlog. Accordingly, the foregoing information may not be indicative of the Company’s results of operations for any period subsequent to the fiscal year ended February 27, 2022.

Patents and Trademarks

The Company holds several patents and trademarks or licenses thereto. In the Company’s opinion, some of these patents and trademarks are important to its products. Generally, however, the Company does not believe that an inability to obtain new; or to defend existing, patents and trademarks would have a material adverse effect on the Company.

The Company’s Workforce

At February 27, 2022, the Company had 110 employees. The Company’s success and future depends on the skills, experience, industry knowledge, passion and dedication of its work force. The Company places significant focus and attention on attracting, developing and retaining its employees, as well as ensuring its work force reflects Park’s principles of integrity and humility. These principles ensure that every Park employee is held to his or her word, and that every Park employee continuously strives to excel. These two principles guide Park’s actions, and the Company believes, foster a healthy work environment where all Park employees are treated with dignity and respect, irrespective of their backgrounds. The Company also believes that its principles are critical to fostering and maintaining what it calls Park’s “niche” culture of doing what others are unwilling or unable to do.

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

COVID-19 Pandemic

The COVID-19 Pandemic continues to have an unprecedented impact on the U.S. economy. These impacts include, but are not limited to, the potential adverse effect of the COVID-19 Pandemic on the economy, the Company’s vendors, employees, customers and OEMs, as well as end-users of the Company’s products, including the commercial and business aircraft industries. The pandemic has adversely impacted global economic conditions, the Company’s business, results of operations and cash flows. Continued impacts of the pandemic may further adversely impact the same, and may require actions in response, including but not limited to expense reductions, in an effort to mitigate such impacts. The extent of the impact of the COVID-19 Pandemic on the Company’s business and financial results continues to depend largely on future developments, including the duration of the spread of the outbreak, re-emergence of variants, the impact on capital and financial markets and the related impact on the financial circumstances of the Company’s customers and OEMs, as well as end-users of the Company’s products, including the commercial and business aviation industries, all of which are highly uncertain and cannot be predicted. This situation is changing rapidly, and additional impacts may arise that the Company is not aware of currently.

Geopolitical Events

The Company's operating results could be negatively affected if the Company were unable to attain the raw materials required in its manufacturing process. The Company’s suppliers of raw material, supplies and equipment could be impacted by geopolitical events, such as the war in Ukraine, thus interrupting the Company’s supply chain. Additionally, the Company’s customers may experience interruptions from other suppliers that could cause a customer to delay or cancel orders.

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

The Company is vulnerable to an increase in inflation.

Changes in the cost raw materials, supplies, labor, utilities or services could materially increase the Company's cost of operations. The Company is experiencing inflation in raw material and other costs. The impact of inflation on the Company’s profits has been partially mitigated by the Company’s ability to adjust pricing for a large portion of its sales to pass the impact of inflation through to its customers. Significant increases in the cost of materials, supplies, labor, utilities or services purchased by the Company could also materially increase the Company’s cost of operations and could have a material adverse effect on the Company’s business and results of operations if the Company were unable to pass such increases through to its customers.

The Company is vulnerable to disruptions and shortages in the supply of, and increases in the prices of, certain raw materials.

There are a limited number of qualified suppliers of the principal materials used by the Company in its manufacture of aerospace composite materials and composite structures and assemblies. The Company has qualified alternate sources of supply for many, but not all, of its raw materials, but certain raw materials are produced by only one supplier. In some cases, substitutes for certain raw materials are not always readily available, and in the past there have been shortages in the market for certain of these materials. Raw material substitutions for certain aircraft related products may require governmental (such as FAA) approval. While the Company considers its relationships with its suppliers to be strong, a shortage of these materials or a disruption of the supply of these materials caused by a natural disaster or otherwise could materially increase the Company’s cost of operations and could materially adversely affect the business and results of operations of the Company. Likewise, significant increases in the cost of materials purchased by the Company could also materially increase the Company’s cost of operations and could have a material adverse effect on the Company’s business and results of operations if the Company were unable to pass such increases through to its customers. The COVID-19 Pandemic and other factors have negatively impacted, and may continue to negatively impact, the Company’s suppliers. If, due to such impact, one or more of the Company’s suppliers is required to temporarily close manufacturing facilities, the Company’s ability to procure raw materials for its manufacturing processes may become limited and this could ultimately limit the Company’s ability to manufacture its products.

The Company's customer base is highly concentrated, and the loss of one or more customers could adversely affect the Company's business.

A loss of one or more key customers could adversely affect the Company's profitability. The Company's customer base is concentrated, in part, because the Company's business strategy has been to develop long-term relationships with a select group of customers. During the Company's fiscal years ended February 27, 2022, February 28, 2021 and March 1, 2020, the Company's ten largest customers accounted for approximately 77%, 71% and 76%, respectively, of net sales. The Company expects the sales to a relatively small number of customers will continue to account for a significant portion of its net sales for the foreseeable future. “Customers and End Markets” in Item 1 of Part I of this Report. The COVID-19 Pandemic has negatively impacted, and may continue to negatively impact, the Company’s customers. If one or more of the Company’s customers is further negatively impacted by the COVID-19 Pandemic the Company’s customer base could become more concentrated.

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

Set forth below are the locations of the significant properties owned and leased by the Company, the business use of the properties and the size of each such property. The Newton, Kansas property is used principally as a manufacturing facility. The lease for our Newton, Kansas location is a ground lease.

Location	Owned or Leased	Use	Size (Square Footage)

Westbury, NY	Leased	Administrative Offices	2,000
Newton, KS	Leased	Advanced Composite Materials, Parts and Assemblies	183,500

The Company believes its facilities and equipment to be in good condition and reasonably suited and adequate for its current needs. The Company’s manufacturing facilities have the capacity to substantially increase their production levels.

During the 2022 fiscal year, the Company completed the closure of its dormant Park Aerospace Technologies Asia PTE, LTD facility located in Singapore.

In December 2018, the Company entered into a Development Agreement with the City of Newton, Kansas and the Board of County Commissioners of Harvey County, Kansas. Pursuant to this agreement, the Company agreed to construct and operate a redundant manufacturing facility of approximately 90,000 square feet for the design, development and manufacture of advanced composite materials and parts, structures and assemblies for aerospace. The Company further agreed to equip the facility through the purchase of machinery, equipment and furnishings and to create additional new full-time employment of specified levels during a five-year period. In exchange for these agreements, the City and the County agreed to lease to the Company three acres of land at the Newton, Kansas Airport, in addition to the eight acres previously leased to the Company by the City and County. The City and County further agreed to provide financial and other assistance toward the construction of the additional facility as set forth in the Development Agreement. The Company estimates the total cost of the additional facility to be approximately $19.5 million. The expansion construction is complete and is undergoing customer qualifications, which are expected to be completed in the second half of the calendar year 2022. As of February 27, 2022, the Company had $635,000 in equipment purchase obligations and $18.7 million of construction-in-progress related to the additional facility.

ITEM 3.	LEGAL PROCEEDINGS.

No material pending legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

EXECUTIVE OFFICERS OF THE REGISTRANT.

Name	Title	Age

Brian E. Shore	Chief Executive Officer and Chairman of the Board of Directors	70

P. Matthew Farabaugh	Senior Vice President and Chief Financial Officer	61

Mark A. Esquivel	President and Chief Operating Officer	49

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

The Company’s Common Stock is listed and trades on the New York Stock Exchange (trading symbol PKE). The Common Stock also trades on the Chicago Stock Exchange. The following table sets forth, for each of the quarterly periods indicated, the high and low sales prices for the Common Stock as reported on the New York Stock Exchange Composite Tape and dividends declared on the Common Stock.

For the Fiscal Year Ended	Stock Price		Dividends
February 27, 2022	High	Low	Declared
First Quarter	$15.57	$13.03	$0.10
Second Quarter	16.20	14.40	0.10
Third Quarter	15.11	12.74	0.10
Fourth Quarter	13.74	12.73	0.10

For the Fiscal Year Ended	Stock Price		Dividends
February 28, 2021	High	Low	Declared
First Quarter	$14.49	$9.14	$0.10
Second Quarter	13.78	10.51	0.10
Third Quarter	13.85	10.55	0.10
Fourth Quarter	15.01	12.63	0.10

As of May 4, 2022, there were 471 holders of record of Common Stock.

The Company expects, for the foreseeable future, to continue to pay regular cash dividends.

The following table provides information with respect to shares of the Company’s Common Stock acquired by the Company during each month included in the Company’s 2022 fiscal year fourth quarter ended February 27, 2022:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

November 29 - December 27	0	$-	0

December 28 - January 27	0	$-	0

January 28 - February 27	0	$-	0

Total	0	$-	0	1,394,015 (a)

(a)

Aggregate number of shares available to be purchased by the Company pursuant to share purchase authorizations announced on January 8, 2015 and March 10, 2016. Pursuant to such authorizations, the Company is authorized to purchase its shares from time to time on the open market or in privately negotiated transactions.

In 2021, the Company purchased 137,397 shares at an aggregate purchase price of $1,644,000. As a result of the authorizations announced on January 8, 2015 and March 10, 2016, the Company is authorized to purchase up to a total of 1,394,015 shares of its common stock, representing approximately 6.8% of the Company’s 20,458,210 total outstanding shares as of the close of business on February 27, 2022.

As previously announced by the Company, shares purchased by the Company will be retained as treasury stock and will be available for use under the Company’s stock option plan and for other corporate purposes.

Stock Performance Graph

The graph set forth below compares the annual cumulative total return for the Company’s five fiscal years ended February 27, 2022 among the Company, the New York Stock Exchange Market Index (the “NYSE Index”), and the Nasdaq US Small Cap Aerospace and Defense Index (the “Nasdaq Index”). The returns of each company in the Nasdaq Index have been weighted according to the company’s stock market capitalization. The graph has been prepared based on an assumed investment of $100 on February 26, 2017 and the reinvestment of dividends (where applicable).

	2017	2018	2019	2020	2021	2022
Park Aerospace Corp.	$100.00	$105.84	$135.36	$117.52	$121.37	$122.52
NYSE Index	$100.00	$114.51	$116.08	$116.05	$144.05	$161.00
NASDAQ US Small Cap Aerospace and Defense Index	$100.00	$118.00	$147.36	$144.17	$178.60	$171.52

ITEM 6.	NOT APPLICABLE.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company’s fiscal year is the 52- or 53-week period ending the Sunday nearest to the last day of February. The 2022, 2021 and 2020 fiscal years ended on February 27, 2022, February 28, 2021 and March 1, 2020, respectively. The 2022, 2021 and 2020 fiscal years each consisted of 52 weeks. Unless otherwise indicated in this Discussion and Analysis, all references to years and quarters in this Discussion and Analysis are to the Company’s fiscal years and fiscal quarters and all annual and quarterly information in this Discussion and Analysis is for such fiscal years and quarters, respectively.

2022 Financial Overview

In 2019, the Company announced the major expansion of its aerospace manufacturing, development and design facilities located at the Newton City-County Airport in Newton, Kansas.  This expansion includes the construction of a manufacturing facility located adjacent to Park’s existing Newton, Kansas facilities.  This facility, which was constructed in part to support a major aerospace customer, includes approximately 90,000 square feet of manufacturing and office space, and essentially doubled the size of Park’s existing Newton, Kansas manufacturing footprint.  The total cost of the expansion will be approximately $19.5 million. The expansion construction is complete and is undergoing customer qualifications, which are expected to be complete in the second half of the 2022 fiscal year.  The expansion includes new resin mixing and delivery systems, new hot-melt film and tape manufacturing lines, space to accommodate an additional hot-melt tape line or solution treating line, space to accommodate a confidential joint development project with a major aerospace customer, additional slitting capability, significant additional freezer and storage space, an expanded production lab, a new R&D lab and additional office space. Through February 27, 2022, the Company had incurred $18.7 million of costs for the expansion.

In December 2019, a novel strain of coronavirus was reported in Wuhan, China and has since spread worldwide, including to the United States, posing public health risks that have reached pandemic proportions (the “COVID-19 Pandemic”).

The COVID-19 Pandemic and resultant global economic crisis had significant impacts on the Company’s results of operations and cash flow for 2021, and to a lesser degree for 2022. The COVID-19 Pandemic and crisis had significant impacts on the markets the Company sells into, particularly the commercial and business aircraft markets. As a result, the Company has experienced a significant reduction in sales and backlog.

Even as the COVID-19 Pandemic subsides, the Company may continue to experience adverse impacts to its business as a result of the potential continuing impact of the economic crisis on the markets the Company serves.

The Company's total net sales worldwide in 2022 were 16% higher than in 2021 due primarily to the higher sales to commercial aerospace and business aircraft customers due to the decreasing impacts of the Pandemic on those markets partially offset by lower military sales during 2022.

The Company’s gross profit margin, measured as a percentage of sales, increased to 33.4% in 2022 from 28.5% in 2021. Higher sales and production levels combined with the fixed nature of certain overhead costs led to higher gross margins.

The Company recorded restructuring charges of $259,000 and $1.6 million in 2022 and 2021, respectively, related to the closure of the Company’s Park Aerospace Technologies Asia, Pte, Ltd. facility located in Singapore.

The Company’s earnings from continuing operations in 2022 were 107% higher than in 2021, primarily as a result of the aforementioned increases in sales and gross profit. The Company’s net earnings from continuing operations in 2022 were 63% higher than in 2021, primarily due to higher sales and lower restructuring charges, partially offset by lower interest income.

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

Programs that the Company supplies into may also be experiencing supply chain issues from other suppliers to the programs. The Company’s sales could be impacted by delays and reductions in its customer’s production schedules caused by other suppliers in the chain.

The tight labor market has created challenges in hiring personnel. Although the Company feels very positive about its workforce, high wage inflation creates challenges in hiring to add to the Company’s employee base. The Company is making adjustments to pay levels and benefits to stay competitive with the labor market.  Additionally, the Company has a “Customer Flexibility Program” whereby employees can cross train on different equipment and processes to earn extra pay for attaining the added skills.

The war in Ukraine has not had a material impact on the Company’s results of operations, and is not expected to have a material impact. The Company does not have any significant customers in Russia or Ukraine. The Company continues to evaluate the impact the war in Ukraine may have on the Company’s customers and on the Company’s supply chain.

The war in Ukraine has not had a material impact on the Company’s results of operations, and is not expected to have a material impact. The Company does not have any significant customers in Russia or Ukraine.  The Company continues to evaluate the impact the war in Ukraine may have on the Company’s customers and on the Company’s supply chain.

Results of Operations:

2022 Compared to 2021

	Year Ended
	February 27,	February 28,
(Amounts in thousands, except per share amounts)	2022	2021	Increase / (Decrease)

Net sales	$53,578	$46,276	$7,302	16%
Cost of sales	35,661	33,085	2,576	8%
Gross profit	17,917	13,191	4,726	36%
Selling, general and administrative expenses	6,249	6,113	136	2%
Restructuring charges	259	1,570	(1,311)	-84%
Earnings from continuing operations	11,409	5,508	5,901	107%
Interest and other income	375	1,777	(1,402)	-79%
Earnings from continuing operations before income taxes	11,784	7,285	4,499	62%
Income tax provision	3,320	2,093	1,227	59%
Net earnings from continuing operations	8,464	5,192	3,272	63%
Loss from discontinued operations, net of tax	-	(328)	328	-100%
Net earnings	$8,464	$4,864	$3,600	74%

Earnings (loss) per share:
Basic:
Continuing operations	$0.41	$0.25	$0.16	64%
Discontinued operations	-	(0.01)	0.01	-100%
Basic earnings per share	$0.41	$0.24	$0.17	71%

Diluted:
Continuing operations	$0.41	$0.25	$0.16	64%
Discontinued operations	-	(0.01)	0.01	-100%
Diluted earnings per share	$0.41	$0.24	$0.17	71%

Net Sales

The Company's total net sales worldwide in 2022 were 16% higher than in 2021 due primarily to the higher sales to commercial aerospace and business aircraft customers resulting from the decreasing impacts of the Pandemic on those markets, partially offset by lower military sales during 2022.

Gross Profit

The Company’s gross profit margin, measured as a percentage of sales, increased to 33.4% in 2022 from 28.5% in 2021. Higher sales and production levels combined with the fixed nature of certain overhead costs led to higher gross margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $136,000, or 2%, during 2022 compared to 2021. Such expenses, measured as percentages of sales, were 11.7% and 13.2% during 2022 and 2021, respectively.

Selling, general and administrative expenses in 2022 included $285,000 of stock option expenses compared to $191,000 of such expenses in 2021.

Restructuring Charges

The Company recorded restructuring charges of $259,000 in 2022 compared to $1.6 million in 2021 related to the closure of the Company’s Park Aerospace Technologies Asia, Pte, Ltd. facility located in Singapore.

Earnings from Continuing Operations

For the reasons set forth above, the Company’s earnings from continuing operations were $11.4 million for 2022, including the pretax charges of $259,000 for the closure of the facility located in Singapore. The Company’s earnings from continuing operations were $5.5 million for 2021, including the pretax charges of $1.6 million for the closure of the facility located in Singapore.

Interest and Other Income

Interest and other income were $375,000 and $1.8 million for 2022 and 2021, respectively. The decrease from 2021 was due primarily to lower average invested cash during the period and lower weighted average interest rates. During 2022 and 2021, the Company earned interest income principally from its investments, which were primarily in short-term instruments and money market funds.

Income Tax Provision

The Company’s effective income tax rate of 28.2% for 2022 was due primarily to the U.S. Federal rate and state income taxes. The Company’s effective income tax rate was higher in 2021, due to unfavorable adjustments to valuation allowances on state tax credits and a higher state effective tax rate in 2021.

Net Earnings from Continuing Operations

The Company’s net earnings from continuing operations for 2022 were $8.5 million, including the pretax charges of $259,000 for the closure of the facility located in Singapore. The Company’s net earnings from continuing operations for 2021 were $5.2 million, including the pretax charges of $1.6 million for the closure of the facility located in Singapore.

Discontinued Operations

On December 4, 2018, the Company completed the sale of its Electronics Business, including manufacturing facilities in Singapore, France, California and Arizona and R&D facilities in Singapore and Arizona, to AGC Inc. for an aggregate purchase price of $145 million in cash, subject to post-closing adjustments for changes in working capital compared to the target net working capital, excluding cash in certain acquired subsidiaries and certain accrued and unpaid taxes of certain acquired subsidiaries. See Note 12, “Discontinued Operations”, of the Notes to Consolidated Financial Statements elsewhere in this Report for additional information on the sale.

The operating results of the Electronics Business are classified, together with certain costs related to the sale, as discontinued operations, net of tax, in the Consolidated Statements of Operations.

The Company’s loss from discontinued operations was lower in 2022 compared to 2021 primarily as a result of exiting the facility in Fullerton California, previously used in the electronics operations, at the beginning of the third fiscal quarter of 2021.

Basic and Diluted Earnings Per Share

Basic and diluted earnings per share from continuing operations for 2022 were $0.41, including the pretax charges for the closure of the facility located in Singapore, compared to basic and diluted earnings per share for 2021 of $0.25, including the pretax charges for the closure of the facility located in Singapore. The net impact of the items described above was to decrease basic and diluted earnings per share by $0.01 in 2022 and $0.07 in 2021.

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

Earnings per share:
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

Restructuring Charges

The Company recorded restructuring charges of $1.6 million in the 2021 related to the closure of the Company’s Park Aerospace Technologies Asia, Pte, Ltd. facility located Singapore.

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

Liquidity and Capital Resources:

(Amounts in thousands)	February 27,	February 28,	Increase /
	2022	2021	(Decrease)

Cash and marketable securities	$110,361	$116,542	$(6,181)
Working capital	120,147	124,348	(4,201)

From continuing operations	Fiscal Year Ended
(Amounts in thousands)	February 27,	February 28,	March 1,	Increase / (Decrease)
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020

Net cash provided by operating activities	$8,201	$13,340	$5,871	$(5,139)	$7,469
Net cash (used in) provided by investing activities	(29,556)	32,958	(42,511)	(62,514)	75,469
Net cash used in financing activities	(7,429)	(9,785)	(28,304)	2,356	18,519

Cash and Marketable Securities

The Company believes it has sufficient liquidity to fund its operating activities for the 12 months from the date of the filing of this Form 10-K Annual Report and for the foreseeable future thereafter.

The change in cash and marketable securities at February 27, 2022 compared to February 28, 2021 was primarily the result of positive operating cash flow more than offset by capital expenditures and regular quarterly dividends paid by the Company to its shareholders during 2022 and a number of additional factors. The significant changes in cash provided by operating activities were as follows:

●	accounts receivable increased by 9% at February 27, 2022 compared to February 28, 2021 due primarily to the increase in total net sales in the last month of 2022;

●	inventory decreased 3% due primarily to lower raw material purchases at the end of February 2022;

●	prepaid expenses and other current assets decreased 9% due primarily to the decrease in income tax receivable;

●	accounts payable decreased 23% due primarily to the lower raw material purchases and lower capital expenditures at the end of February 2022;

●	accrued liabilities decreased 13% due primarily to the reduction of the restructuring accrual related to the closure of the facility in Singapore;

●	income taxes payable decreased 25% at February 27, 2022 compared to February 28, 2021 due to the current tax provision in excess of the tax payments.

In addition, the Company paid $8.2 million in cash dividends during 2022 and 2021.

Working Capital

Working capital at February 27, 2022 was lower compared to February 28, 2021. Decreases in cash and cash equivalents and marketable securities, decreases in inventories and decreases in prepaid expenses and other current assets were partially offset by increases in accounts receivable and decreases in accounts payable, accrued liabilities and income taxes payable.

The Company's current ratio (the ratio of current assets to current liabilities) was 20.1 to 1 at February 27, 2022 compared to 16.6 to 1 at February 28, 2021.

Cash Flows

During 2022, the Company's net earnings from continuing operations, before depreciation and amortization, stock-based compensation, amortization of bond premium, gain on sale of fixed assets and non-cash restructuring, were $11.8 million. Such earnings were decreased by changes in operating assets and liabilities of $3.6 million, resulting in $8.2 million of cash provided by operating activities from continuing operations. During 2022, the Company expended $4.4 million for the purchase of property, plant and equipment compared to $7.5 million during 2021, the Company in 2021 paid $1.6 million for the repurchase of the Company’s stock, and the Company paid $8.2 million in cash dividends in 2022 and 2021.

Other Liquidity Factors

On December 22, 2017, the U.S. government enacted comprehensive tax reform commonly referred to as the Tax Cuts and Jobs Act (“TCJA” or “Tax Act”) and significantly revised U.S. corporate income tax by, among other things, lowering corporate income tax rates, imposing a one-time transition tax on deemed repatriated earnings of non-U.S. subsidiaries, and implementing a territorial tax system. As a result of the Tax Act, the Company recorded tax payable to be paid in installments over eight years. The remaining balance of these installment payments, as of February 27, 2022, was approximately $14.3 million to be paid over the next four years.

The Company believes that its existing cash, cash equivalents and marketable securities, and cash flow from operations will be sufficient to fund necessary capital expenditures and operating cash requirements for at least the next twelve months from the date of the filing of this Form 10-K Annual Report. The Company further believes that its balance sheet and financial position to be very strong, and the Company believes it is well positioned to weather the impact of the Pandemic on its business.

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

Environmental Matters:

The Company is subject to various Federal, state and local government and foreign government requirements relating to the protection of the environment. The Company believes that, as a general matter, its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and that its handling, manufacture, use and disposal of hazardous or toxic substances are in accord with environmental laws and regulations. However, mainly because of past operations of the Company’s former Electronics Business and operations of predecessor companies, which were generally in compliance with applicable laws at the time of the operations in question, the Company, like other companies engaged in similar businesses, is a party to claims by government agencies and third parties and has incurred remedial response and voluntary cleanup costs associated with environmental matters. Additional claims and costs involving past environmental matters may continue to arise in the future. It is the Company's policy to record appropriate liabilities for such matters when remedial efforts are probable and the costs can be reasonably estimated.

In 2022, 2021 and 2020, the Company incurred approximately $13,000, $9,000 and $41,000, respectively, for remedial response and voluntary cleanup costs and related legal fees, and the Company received, or expects to receive, reimbursement pursuant to general liability insurance coverage for approximately $13,000, $9,000 and $38,000, respectively, of such amounts. While annual environmental remedial response and voluntary cleanup expenditures, including legal fees, have generally been constant from year to year, and may increase over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At February 27, 2022 and February 28, 2021, there were no amounts recorded in accrued liabilities for environmental matters.

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

Employee Benefit Programs

The Company's obligations for workers' compensation claims prior to fiscal year 2019 are effectively self-insured, although the Company maintains individual and aggregate stop-loss insurance coverage for such claims. Beginning in fiscal year 2019 workers compensation claims were fully insured. The Company accrues its workers’ compensation liability based on estimates of the total exposure of known claims using historical experience and projected loss development factors less amounts previously paid out.

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

Interest Rate Risk – The exposure to market risks for changes in interest rates relates to the Company's short-term investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company’s short-term investment portfolio is managed in accordance with guidelines issued by the Company. These guidelines are designed to establish a high quality fixed income portfolio of government and highly rated corporate debt securities with a maximum weighted maturity of less than two years. Based on the average anticipated maturity of the investment portfolio at the end of the 2022 fiscal year, the Company does not believe that a hypothetical 10% fluctuation in short-term interest rates would have had a material impact on the consolidated results of operations or financial position of the Company.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Park Aerospace Corp. and subsidiaries (the “Company”) as of February 27, 2022 and February 28, 2021 and the related consolidated statements of operations, comprehensive earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended February 27, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 27, 2022 and February 28, 2021, and the results of its operations and its cash flows for each of the three years in the period ended February 27, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Parsippany, New Jersey

May 12, 2022

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	February 27, 2022	February 28, 2021
ASSETS
Current assets:
Cash and cash equivalents	$12,811	$41,595
Marketable securities (Note 2)	97,550	74,947
Accounts receivable, less allowance for doubtful accounts of $104 and $89, respectively	8,339	7,633
Inventories (Note 3)	4,657	4,794
Prepaid expenses and other current assets	3,082	3,372
Total current assets	126,439	132,341

Property, plant and equipment, net (Note 3)	24,333	21,130
Operating right-of-use assets (Note 10)	203	103
Goodwill and other intangible assets, net (Note 3)	9,790	9,797
Other assets (Note 4)	122	141
Total assets	$160,887	$163,512

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,534	$3,300
Operating lease liabilities (Note 10)	53	33
Accrued liabilities (Note 3)	1,494	1,708
Income taxes payable	2,211	2,952
Total current liabilities	6,292	7,993

Long-term operating lease liabilities (Note 10)	174	86
Non-current income taxes payable (Note 4)	12,621	14,303
Deferred income taxes (Note 4)	1,671	778
Other liabilities (Note 4)	4,497	4,411
Total liabilities	25,255	27,571

Commitments and contingencies (Notes 10 and 11)

Shareholders' equity (Note 6):
Preferred stock, $1 par value per shares-authorized, 500,000 shares; issued, none	-	-
Common stock, $0.10 par value per shares-authorized, 60,000,000 shares; issued, 20,965,144 shares	2,096	2,096
Additional paid-in capital	169,665	170,038
Accumulated deficit	(24,767)	(25,063)
Accumulated other comprehensive loss	(1,965)	(336)
	145,029	146,735

Less treasury stock, at cost, 506,934 and 582,268 shares, respectively	(9,397)	(10,794)
Total shareholders' equity	135,632	135,941
Total liabilities and shareholders' equity	$160,887	$163,512

See Notes to Consolidated Financial Statements.

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Fiscal Year Ended
	February 27,	February 28,	March 1,
	2022	2021	2020

Net sales	$53,578	$46,276	$60,014
Cost of sales	35,661	33,085	41,341
Gross profit	17,917	13,191	18,673
Selling, general and administrative expenses	6,249	6,113	7,932
Restructuring charges (Note 8)	259	1,570	-
Earnings from continuing operations	11,409	5,508	10,741
Interest and other income	375	1,777	3,330
Earnings from continuing operations before income taxes	11,784	7,285	14,071
Income tax provision (Note 4)	3,320	2,093	3,866
Net earnings from continuing operations	8,464	5,192	10,205
Loss from discontinued operations, net of tax (Note 12)	-	(328)	(653)
Net earnings	$8,464	$4,864	$9,552

Earnings (loss) per share (Note 7)
Basic:
Continuing operations	$0.41	$0.25	$0.50
Discontinued operations	-	(0.01)	(0.03)
Basic earnings per share	$0.41	$0.24	$0.47
Basic weighted average shares	20,422	20,387	20,507

Diluted:
Continuing operations	$0.41	$0.25	$0.50
Discontinued operations	-	(0.01)	(0.03)
Diluted earnings per share	$0.41	$0.24	$0.47
Diluted weighted average shares	20,551	20,478	20,595

See Notes to Consolidated Financial Statements.

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts in thousands)

	Fiscal Year Ended

	February 27,	February 28,	March 1,
	2022	2021	2020

Net earnings	$8,464	$4,864	$9,552
Other comprehensive (loss) earnings, net of tax:
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	108	421	990
Less: reclassification adjustment for gains included in net earnings	(36)	(272)	(49)
Unrealized losses on marketable securities:
Unrealized holding losses arising during the period	(1,713)	(1,176)	(291)
Less: reclassification adjustment for losses included in net earnings	12	23	40
Other comprehensive (loss) earnings	(1,629)	(1,004)	690
Total comprehensive earnings	$6,835	$3,860	$10,242

See Notes to Consolidated Financial Statements.

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Amounts in thousands, except share and per share amounts)

					Accumulated
					Other
	Common Stock		Additional Paid-in	Accumulated	Comprehensive Earnings	Treasury Stock
	Shares	Amount	Capital	Deficit	(Loss)	Shares	Amount

Balance, March 3, 2019	20,965,144	$2,096	$169,395	$(2,605)	$(22)	479,191	$(9,853)

Net earnings	-	-	-	9,552	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	690	-	-
Stock options exercised	-	-	(259)	-	-	(32,870)	676
Stock-based compensation	-	-	726	-	-	-	-
Cash dividends ($1.40 per share)	-	-	-	(28,721)	-	-	-
Balance, March 1, 2020	20,965,144	2,096	169,862	(21,774)	668	446,321	(9,177)

Net earnings	-	-	-	4,864	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	(1,004)	-	-
Stock options exercised	-	-	(15)	-	-	(1,450)	27
Stock-based compensation	-	-	191	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	137,397	(1,644)
Cash dividends ($.40 per share)	-	-	-	(8,153)	-	-	-
Balance, February 28, 2021	20,965,144	2,096	170,038	(25,063)	(336)	582,268	(10,794)

Net earnings	-	-	-	8,464	-	-	-
Unrealized loss on marketable securities, net of tax	-	-	-	-	(1,629)	-	-
Stock options exercised	-	-	(658)	-	-	(75,334)	1,397
Stock-based compensation	-	-	285	-	-	-	-
Cash dividends ($.40 per share)	-	-	-	(8,168)	-	-	-
Balance, February 27, 2022	20,965,144	$2,096	$169,665	$(24,767)	$(1,965)	506,934	$(9,397)

See Notes to Consolidated Financial Statements.

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Year Ended
	February 27,	February 28,	March 1,
	2022	2021	2020
Cash flows from operating activities:
Net earnings	$8,464	$4,864	$9,552
Loss from discontinued operations, net of tax	-	328	653
Net earnings from continuing operations	8,464	5,192	10,205
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,136	1,150	1,544
Stock-based compensation	285	191	726
Allowance for bad debt	16	16	41
Provision for deferred income taxes	894	(56)	849
Amortization of bond premium	956	543	27
Loss (gain) on sale of marketable securities	10	(10)	(15)
Loss on sale of fixed assets	27	-	-
Non-cash restructuring	-	1,318	-
Changes in operating assets and liabilities:
Accounts receivable	(722)	3,276	(1,614)
Inventories	137	1,585	(1,112)
Prepaid expenses and other current assets	(550)	157	490
Other assets and liabilities	111	250	3,348
Accounts payable	(766)	(1,435)	1,566
Accrued liabilities	(214)	(1)	(1,211)
Income taxes payable	(1,583)	1,164	(8,973)
Net cash provided by operating activities - continuing operations	8,201	13,340	5,871
Net cash used in operating activities - discontinued operations	-	(328)	(653)
Net cash provided by operating activities	8,201	13,012	5,218

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,372)	(7,493)	(6,846)
Proceeds from sales of property, plant and equipment	14	-	-
Purchases of marketable securities	(59,422)	(83,941)	(104,600)
Proceeds from sales and maturities of marketable securities	34,224	124,392	68,935
Net cash (used in) provided by investing activities - continuing operations	(29,556)	32,958	(42,511)
Net cash provided by investing activities - discontinued operations	-	-	-
Net cash (used in) provided by investing activities	(29,556)	32,958	(42,511)

Cash flows from financing activities:
Dividends paid	(8,168)	(8,153)	(28,721)
Proceeds from exercise of stock options	739	12	417
Purchase of treasury stock	-	(1,644)	-
Net cash used in financing activities - continuing operations	(7,429)	(9,785)	(28,304)
Net cash used in financing activities - discontinued operations	-	-	-
Net cash used in financing activities	(7,429)	(9,785)	(28,304)

(Decrease) increase in cash and cash equivalents before effect of exchange rate changes - continuing operations	(28,784)	36,513	(64,944)
(Decrease) in cash and cash equivalents before effect of exchange rate changes - discontinued operations	-	(328)	(653)
(Decrease) increase in cash and cash equivalents before effect of exchange rate changes	(28,784)	36,185	(65,597)

(Decrease) increase in cash and cash equivalents	(28,784)	36,185	(65,597)
Cash and cash equivalents, beginning of year	41,595	5,410	71,007
Cash and cash equivalents, end of year	$12,811	$41,595	$5,410

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended February 27, 2022

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

d.

Accounting Period – The Company’s fiscal year is the 52- or 53-week period ending the Sunday nearest to the last day of February. The 2022, 2021 and 2020 fiscal years ended on February 27, 2022, February 28, 2021 and March 1, 2020, respectively. Fiscal years 2022, 2021 and 2020 each consisted of 52 weeks.

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

The Company’s non-financial assets measured at fair value on a non-recurring basis, for purposes of calculating impairment, include goodwill and any long-lived assets written down to fair value. To measure fair value of such assets, the Company uses Level 3 inputs consisting of techniques including an income approach and a market approach. The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the discounted cash flow analysis require the exercise of significant judgment, including judgment about appropriate discount rates, terminal values, growth rates and the amount and timing of expected future cash flows. There were no transfers between levels within the fair value hierarchy during the 2022, 2021 or 2020 fiscal years.

f.

Cash and Cash Equivalents – The Company considers all money market securities and investments with contractual maturities at the date of purchase of 90 days or less to be cash equivalents. The Company had $5,998 and $29,492 in debt securities included in cash equivalents at February 27, 2022 and February 28, 2021, respectively, which were valued based on Level 2 inputs. Certain of the Company’s cash and cash equivalents are in excess of U.S. government insurance. $29,595 of the $110,360 of cash and marketable securities at February 27, 2022 were owned by one of the Company’s wholly-owned foreign subsidiaries.

Supplemental cash flow information:

	Fiscal Year
	2022	2021	2020

Cash paid during the year for:
Income taxes, net of refunds	$3,924	$782	$8,296

At February 27, 2022 and February 28, 2021, the Company held $2,929 and $12,446, respectively, of cash and cash equivalents in foreign financial institutions.

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

l.

Valuation of Long-Lived Assets – The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Important factors that could trigger an impairment review include, but are not limited to, significant negative industry or economic trends and significant changes in the use of the Company's assets or strategy of the overall business. $1,318 of impairments of long-lived assets was recognized in the 2021 fiscal year and no impairments of long-lived assets were recognized in the 2022 or 2020 fiscal years.

m.

Goodwill and Other Intangible Assets – Goodwill is not amortized. Other intangible assets are amortized over the useful lives, which is 15 years, of the assets on a straight-line basis. The Company tests for impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. With respect to goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value is less than the carrying value. If, based on that assessment, the Company believes it is more likely than not that the fair value is less than the carrying value, a one-step goodwill impairment test is performed. The Company assesses the impairment of goodwill at least annually. The Company conducts its annual goodwill impairment test as of the first day of the fourth quarter. The Company concluded that there was no impairment in the 2022 or 2021 fiscal years.

n.

Shipping Costs – Most of the costs for third-party shippers for transporting products to customers are paid for or reimbursed by customers. The Company records minimal shipping costs in selling, general and administrative expenses.

o.

Property, Plant and Equipment – Property, plant and equipment are stated at cost less accumulated depreciation and amortization. The Company capitalizes additions, improvements and major renewals and expenses maintenance, repairs and minor renewals as incurred. Depreciation and amortization are computed principally by the straight-line method over the estimated useful lives of the assets. Machinery, equipment, furniture and fixtures are generally depreciated over 10 years. Building and leasehold improvements are generally depreciated over 25-30 years or the term of the lease, if shorter. The depreciation and amortization expenses associated with property, plant and equipment were $1,136, $1,150 and $1,544 for the 2022, 2021 and 2020 fiscal years, respectively.

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

t.	Leases – The Company has operating leases related to land, office space, warehouse space and equipment. All of the Company’s leases have been assessed to be operating leases. Renewal options are included in the lease terms to the extent the Company is reasonably certain to exercise the option. The exercise of lease renewal options is at the Company’s sole discretion. The incremental borrowing rate represents the Company’s ability to borrow on a collateralized basis over a term similar to the lease term. The leases typically contain renewal options for periods ranging from one year to ten years and require the Company to pay real estate taxes and other operating costs. The latest land lease expiration is 2068 assuming exercise of all applicable renewal options by the Company. The Company’s existing leases are not subject to any restrictions or covenants which preclude its ability to pay dividends, obtain financing or exercise its available renewal options.

2.	MARKETABLE SECURITIES

The following is a summary of available-for-sale securities:

	February 27, 2022
	Total	Level 1	Level 2	Level 3
U.S. Treasury and other government securities	$62,612	$62,612	$-	$-
U.S. corporate debt securities	34,938	34,938	-	-
Total marketable securities	$97,550	$97,550	$-	$-

	February 28, 2021
	Total	Level 1	Level 2	Level 3
U.S. Treasury and other government securities	$56,906	$56,906	$-	$-
U.S. corporate debt securities	18,041	18,041	-	-
Total marketable securities	$74,947	$74,947	$-	$-

The following tables show the amortized cost basis, gross unrealized gains and losses and gross realized gains and losses on the Company’s available-for-sale securities:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses
February 27, 2022:
U.S. Treasury and other government securities	$65,177	$5	$2,570
U.S. corporate debt securities	35,064	5	131
Total marketable securities	$100,241	$10	$2,701

February 28, 2021:
U.S. Treasury and other government securities	$57,400	$153	$647
U.S. corporate debt securities	18,008	52	19
Total marketable securities	$75,408	$205	$666

	Fiscal Year
	2022	2021	2020

Gross realized gains on sale	$26	$155	$90

Gross realized losses on sale	$36	$145	$75

The estimated fair values of such securities at February 27, 2022, by contractual maturity, are shown below:

Due in one year or less	$58,582
Due after one year through five years	38,968
$97,550

3.	OTHER CONSOLIDATED BALANCE SHEET DATA

Other consolidated balance sheet data consisted of the following:

	February 27,	February 28,
	2022	2021
Inventories:
Raw materials	$4,026	$3,490
Work-in-process	253	147
Finished goods	378	1,157
	$4,657	$4,794

Property, plant and equipment:
Land, buildings and improvements	$16,054	$14,236
Machinery, equipment, furniture and fixtures	33,581	37,446
	49,635	51,682
Less: accumulated depreciation and amortization	25,302	30,552
	$24,333	$21,130

Goodwill and other intangible assets:
Goodwill	$9,776	$9,776
Other intangibles	14	21
	$9,790	$9,797

Accrued liabilities:
Payroll and payroll related	$688	$596
Employee benefits	3	2
Workers' compensation	96	138
Professional fees	512	451
Restructuring (Notes 8 and 12)	8	260
Other	187	261
	$1,494	$1,708

4.	INCOME TAXES

The income tax provision (benefit) for continuing operations includes the following:

	Fiscal Year
	2022	2021	2020

Current:
Federal	$1,912	$1,662	$2,556
State and local	484	447	40
Foreign	4	10	383
	2,400	2,119	2,979

Deferred:
Federal	565	132	899
State and local	88	109	(12)
Foreign	267	(267)	-
	920	(26)	887
	$3,320	$2,093	$3,866

The income tax provision (benefit) for discontinued operations includes the following:

	Fiscal Year
	2022	2021	2020

Current:
Federal	$-	$(84)	$(183)
State and local	-	(23)	(15)
Foreign	-	-	-
	-	(107)	(198)

Deferred:
Federal	-	-	-
State and local	-	-	(38)
Foreign	-	-	-
	-	-	(38)
	$-	$(107)	$(236)

State income tax benefits from loss carryforwards to future years were recognized as deferred tax assets in the 2022, 2021 and 2020 fiscal years.

Notwithstanding the U.S. taxation of the deemed repatriated foreign earnings as a result of the transition tax, the Company intends to indefinitely invest approximately $25 million of undistributed earnings outside of the U.S. If these future earnings are repatriated to the U.S., or if the Company determines that such earnings will be remitted in the foreseeable future, the Company may be required to accrue U.S. deferred taxes. In connection with sale of the Electronics Business and the enactment of the Tax Act, the Company repatriated $0, $0, and $100,216 in cash from its Singapore and French subsidiaries in the 2022, 2021 and 2020 fiscal years, respectively.

The Company’s pre-tax earnings (loss) from continuing operations in the United States and foreign locations are as follows:

	Fiscal Year
	2022	2021	2020

United States	$11,987	$8,732	$11,676
Foreign	(203)	(1,447)	2,395
Earnings before income taxes	$11,784	$7,285	$14,071

The Company’s pre-tax earnings (loss) from discontinued operations in the United States and foreign locations are as follows:

	Fiscal Year
	2022	2021	2020

United States	$-	$(435)	$(887)
Foreign	-	-	-
(Loss) earnings before income taxes	$-	$(435)	$(887)

The Company’s effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

	Fiscal Year
	2022	2021	2020

Statutory U.S. Federal tax rate	21.0%	21.0%	21.0%
State and local taxes, net of	4.3%	5.9%	0.1%
Federal benefit
Foreign tax rate differentials	2.7%	0.7%	(0.6%)
Valuation allowance on deferred tax assets	0.0%	0.0%	(0.1%)
Adjustment on tax accruals	(0.3%)	0.0%	(17.6%)
ASC 740-10 change	0.5%	0.9%	23.5%
Foreign tax credits	0.0%	(0.1%)	(2.7%)
Subpart F	(1.0%)	1.1%	4.0%
Permanent differences and other	1.0%	(0.8%)	(0.1%)
	28.2%	28.7%	(27.5%)

The Company had state net operating loss carryforwards of approximately $2,030 and $2,160 in the 2022 and 2021 fiscal years, respectively, and total net foreign operating loss carryforwards of approximately $7,790 and $7,798 in the 2022 and 2021 fiscal years, respectively. The Company utilized $64 of net operating loss in the 2020 fiscal year. The Company has a valuation allowance against the remaining carryforwards. The state net operating loss carryforwards will expire in 2023 through 2039.

The Company had available Kansas tax credits of $0 at the end of both the 2022 and 2021 fiscal years. Kansas credits of $191 were utilized in 2020 and a corresponding tax benefit was recognized.  The Company had Arizona tax credits of $991 in both the 2022 and 2021 fiscal years, for which no benefit has been provided.

The deferred tax asset valuation allowance of $3,587 as of February 27, 2022 relates to foreign net operating losses and state tax credit carryforwards from continuing operations for which the Company does not expect to realize any tax benefit. During the 2022 fiscal year, the valuation allowance did not change. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities from continuing operations as of February 27, 2022 and February 28, 2021 were as follows:

	February 27,	February 28,
	2022	2021

Deferred tax assets:
Net operating loss carryforwards	$2,598	$2,602
Tax credits carryforward	991	991
Stock options	977	1,235
Other, net	174	774
	4,740	5,602
Valuation allowance on deferred tax assets	(3,587)	(3,587)
Total deferred tax assets, net of valuation allowance	1,153	2,015
Deferred tax liabilities:
Depreciation	(2,492)	(2,045)
Undistributed earnings	(2)	(4)
Other	(556)	(702)
Total deferred tax liabilities	(3,050)	(2,751)
Net deferred tax asset (liability)	$(1,897)	$(736)

At February 27, 2022 and February 28, 2021, the Company had gross unrecognized tax benefits and related interest of $4,537 and $4,452, respectively, included in other liabilities.  If any portion of the unrecognized tax benefits at February 27, 2022 were recognized, the Company’s effective tax rate would decrease.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for continuing operations is as follows:

	Unrecognized Tax Benefits
	February 27,	February 28,	March 1,
	2022	2021	2020

Balance, beginning of year	$4,117	$4,164	$937
Tax positions - Discontinued Ops in prior period	-	(47)	-
Gross decreases - tax positions in prior period	(39)	-	(32)
Gross increases - current period tax positions	-	-	3,259
Audit settlements	-	-	-
Balance, end of year	$4,078	$4,117	$4,164

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

A list of open tax years by major jurisdiction follows:

U.S. Federal	2020	-	2022
California	2018	-	2022
New York	2020	-	2022
Kansas	2018	-	2022
France	2018	-	2022
Singapore	2017	-	2022

The Company had approximately $460 and $335 of accrued interest and penalties as of February 27, 2022 and February 28, 2021, respectively. The Company’s policy is to include applicable interest and penalties related to unrecognized tax benefits as a component of current income tax expense.

The Company has no ongoing examinations of its Federal returns. The audit of the New York state tax returns for the 2018 and 2019 fiscal years has been completed.

5.	STOCK-BASED COMPENSATION

As of February 27, 2022, the Company had a 2018 Stock Option Plan (the “2018 Plan”) and no other stock-based compensation plan. The 2018 Plan was adopted by the Board of Directors of the Company on May 8, 2018 and approved by the shareholders of the Company at the Annual Meeting of Shareholders of the Company on July 24, 2018. Prior to the 2018 Plan, the Company had the 2002 Stock Option Plan (the “2002 Plan”) which had been approved by the Company’s shareholders and provided for the grant of stock options to directors and key employees of the Company. All options granted under the 2018 Plan and 2002 Plan have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant, which, pursuant to the terms of such Plans, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date an option is granted. Options granted under the Plans become exercisable 25% one year after the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire 10 years after the date of grant. Options to purchase a total of 800,000 shares of common stock were authorized for grant under the 2018 Plan. At February 27, 2022, 475,150 shares of common stock of the Company were reserved for issuance upon exercise of stock options under the 2018 Plan.

The compensation expense for stock options includes an estimate for forfeitures and is recognized on a straight-line basis over the requisite service period.

The future compensation expense to be recognized in earnings before income taxes for options outstanding at February 27, 2022 was $607, which is expected to be recognized ratably over a weighted average vesting period of 2.60 years.

The Company records its stock-based compensation at fair value. The weighted average fair value for options was estimated at the dates of grants, using the Black-Scholes option pricing model.

The following table represents the weighted average fair value and valuation assumptions used for options granted in the 2022, 2021 and 2020 fiscal years:

	Fiscal Year
	2022			2021			2020

Weighted average fair value per share of option grants		$2.76			$2.12			$3.97
Risk-free interest rates	0.74%	-	1.85%	0.23%	-	0.42%	2.24%	-	2.26%
Expected stock price volatility	27.8%	-	29.2%	26.9%	-	30.0%	30.4%	-	31.5%
Expected dividend yields	2.73%	-	3.07%	3.18%	-	3.49%		2.43%
Estimated option terms (in years)	4.4	-	7.6	4.3	-	7.6	4.3	-	5.8

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

Information with respect to stock option activity follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance, March 3, 2019	540,709	$13.49		$70
Granted	114,450	15.44
Exercised	(32,873)	11.64
Terminated or expired	(111,652)	15.95
Balance, March 1, 2020	510,634	$12.45		$597
Granted	132,100	12.55
Exercised	(1,450)	8.02
Terminated or expired	(6,750)	13.01
Balance, February 28, 2021	634,534	$12.47		$730
Granted	147,750	13.82
Exercised	(75,334)	9.81
Terminated or expired	(58,650)	13.96
Balance, February 27, 2022	648,300	$12.96	5.38	$428
Vested and exercisable, February 27, 2022	391,275	$12.47	3.32	$450
Expected to vest, February 27, 2022	609,402	$12.47	5.38	$701

The aggregate intrinsic values realized (the market value of the underlying shares on the date of exercise, less the exercise price, times the number of shares acquired) from the exercise of options during the 2022, 2021 and 2020 fiscal years were $358, $8 and $124, respectively.

A summary of the status of the Company’s non-vested options at February 27, 2022, and changes during the fiscal year then ended, is presented below:

	Shares Subject to Options	Weighted Average Grant Date Fair Value

Non-vested, beginning of year	208,375	$2.80
Granted	147,750	2.78
Vested	(60,400)	2.91
Terminated or expired	(38,700)	2.86
Non-vested, end of year	257,025	$2.75

6.	SHAREHOLDERS’ EQUITY

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

On March 10, 2016, the Company announced that its Board of Directors authorized the Company’s purchase, on the open market and in privately negotiated transactions, of up to 1,000,000 additional shares of its common stock, in addition to the unused prior authorization to purchase shares of the Company’s common stock announced on January 8, 2015. During the 2016 fiscal year, the Company purchased 599,832 shares pursuant to the above authorizations at an aggregate purchase price of $12,187. In 2021, the Company purchased 137,397 shares pursuant to the above authorization at an aggregate purchase price of $1,644. As a result, the Company is authorized to purchase up to a total of 1,394,015 shares of its common stock, representing approximately 6.8% of the Company’s 20,458,210 total outstanding shares as of the close of business on February 27, 2022.

Reserved Common Shares – At February 27, 2022, 1,123,450 shares of common stock were reserved for issuance upon exercise of stock options.

Accumulated Other Comprehensive Earnings (Loss) – Accumulated balances related to each component of other comprehensive earnings were as follows:

	February 27, 2022	February 28, 2021

Unrealized losses on investments, net of taxes of $1,629 and $1,004, respectively	$(1,965)	$(336)
Accumulated balance	$(1,965)	$(336)

7.	EARNINGS PER SHARE

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

The following table sets forth the calculation of basic and diluted earnings per share:

	Fiscal Year
(Amounts in thousands, except per share amounts)	2022	2021	2020

Net earnings - continuing operations	$8,464	$5,192	$10,205
Net (loss) earnings - discontinued operations	-	(328)	(653)
Net earnings	$8,464	$4,864	$9,552

Weighted average common shares	20,422	20,387	20,507
outstanding for basic EPS
Net effect of dilutive options	129	91	88
Weighted average shares outstanding for diluted EPS	20,551	20,478	20,595

Basic earnings per share - continuing operations	$0.41	$0.25	$0.50
Basic (loss) earnings per share - discontinued operations	-	(0.01)	(0.03)
Basic earnings per share	$0.41	$0.24	$0.47

Diluted earnings per share - continuing operations	$0.41	$0.25	$0.50
Diluted (loss) earnings per share - discontinued operations	-	(0.01)	(0.03)
Diluted earnings per share	$0.41	$0.24	$0.47

Potentially dilutive stock options, which were not included in the computation of diluted earnings per share because either the effect would have been antidilutive or the options’ exercise prices were greater than the average market price of the common stock, were 263,744, 387,975 and 132,000 for the 2022, 2021 and 2020 fiscal years, respectively.

8.	RESTRUCTURING CHARGES

The Company recorded restructuring charges of $259, $1,570 and $0 in the 2022, 2021 and 2020 fiscal years, respectively, related to the closure of the Company’s Park Aerospace Technologies Asia PTE, LTD facility located in Singapore.

The following table sets forth the charges and accruals related to the restructuring:

	Accrual February 28, 2021	Current Period Charges	Cash Payments	Non-Cash Charges	Accrual February 27, 2022	Total Expense Accrued to Date
Facility lease costs	$252	$(194)	$(82)	$24	$-	$252
Asset impairment	-	-	-	-	-	1,318
Asset removal	-	381	(381)	-	-	154
Other	-	72	(72)	-	-	43
Total restructuring charges	$252	$259	$(535)	$24	$-	$1,767

9.	EMPLOYEE BENEFIT PLANS

Profit Sharing Plan – The Company has a non-contributory profit sharing retirement plan covering substantially all full-time employees in the United States. The plan may be modified or terminated at any time, but in no event may any portion of the contributions revert back to the Company. The Company's estimated contributions are accrued at the end of each fiscal year and paid to the plan in the subsequent fiscal year. The Company’s contributions to the plan were $170 and $168 for fiscal years 2021 and 2020, respectively. The contribution for fiscal year 2022 has not been determined or paid. Contributions are discretionary and may not exceed the amount allowable as a tax deduction under the Internal Revenue Code.

Savings Plan – The Company also sponsors a 401(k) retirement savings plan but has no financial obligations to plan participants in the form of matching contributions or otherwise.

10.	LEASES AND COMMITMENTS

The Company has operating leases related to land, office space, warehouse space and equipment. All of the Company’s leases have been assessed to be operating leases. Renewal options are included in the lease terms to the extent the Company is reasonably certain to exercise the option. The exercise of lease renewal options is at the Company’s sole discretion. The amounts disclosed in our consolidated balance sheet as of February 27, 2022, pertaining to the right-of-use assets and lease liabilities, are measured on our current expectations of exercising our available renewal options. The incremental borrowing rate represents the Company’s ability to borrow on a collateralized basis over a term similar to the lease term. The leases typically contain renewal options for periods ranging from one year to 10 years and require the Company to pay real estate taxes and other operating costs. The latest land lease expiration is 2068 assuming exercise of all applicable renewal options by the Company. The Company’s existing leases are not subject to any restrictions or covenants which preclude its ability to pay dividends, obtain financing or exercise its available renewal options.

Future minimum lease payments under non-cancellable operating leases as of February 27, 2022 are as follows:

Fiscal Year:
2023	$53
2024	53
2025	36
2026	-
2027	-
Thereafter	162
Total undiscounted operating lease payments	304
Less imputed interest	(77)
Present value of operating lease payments	$227

The above payment schedule includes renewal options that the Company is reasonably likely to exercise. Leases with an initial term of 12 months or less are not recorded on the Company’s balance sheet. The Company recognizes lease expense for leases on a straight-line basis over the terms of the leases. The above payment schedule does not include lease payments of $119 in for the Company’s idle facility in Singapore that were previously accrued on the consolidated balance sheets in accrued liabilities, this lease was terminated as of February 27, 2022.

During the 2022 fiscal year, the Company’s operating lease expense was $62. Cash payments of $51, pertaining to operating leases, are reflected in the consolidated cash flow statement under cash flows from operating activities.

The following table sets forth the right-of-use assets and operating lease liabilities as of February 27, 2022:

Operating right-of-use assets	$203

Operating lease liabilities	$53
Long-term operating lease liabilities	174
Total operating lease liabilities	$227

The Company’s weighted average remaining lease term for its operating leases is 7.22 years.

These non-cancelable leases have the following payment schedule:

Fiscal Year	Amount
2023	$36
2024	-
2025	-
2026	-
2027	-
Thereafter	-
$36

The above payment schedule does not include renewal options that have not been committed to. An additional $112 would be included in the period 2023 to 2025 if the Company included renewal periods that the Company deems likely to renew.

Rental expenses, inclusive of real estate taxes and other costs, were $267, $328 and $368 for the 2022, 2021 and 2020 fiscal years, respectively.

In December 2018, the Company entered into a Development Agreement with the City of Newton, Kansas and the Board of County Commissioners of Harvey County, Kansas. Pursuant to this agreement, the Company agreed to construct and operate a redundant manufacturing facility of approximately 90,000 square feet for the design, development and manufacture of advanced composite materials and parts, structures and assemblies for aerospace. The Company further agreed to equip the facility through the purchase of machinery, equipment and furnishings and to create additional new full-time employment of specified levels during a five-year period. In exchange for these agreements, the City and the County agreed to lease to the Company three acres of land at the Newton, Kansas Airport, in addition to the eight acres previously leased to the Company by the City and County. The City and County further agreed to provide financial and other assistance toward the construction of the additional facility as set forth in the Development Agreement. The Company estimates the total cost of the additional facility to be approximately $19.5 million. The expansion construction is complete and is undergoing customer qualifications, which are expected to be completed in the second half of the 2022 calendar year. As of February 27, 2022, the Company had $635,000 in equipment purchase obligations and $18.7 million of construction-in-progress related to the additional facility.

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

The Company has classified the operating results of its former Electronics Business, together with certain costs related to the transaction, as discontinued operations, net of tax, in the Consolidated Statements of Operations. The Company has income in the U.S., Singapore and France, the blended tax rates for discontinued operations for the 2021 and 2020 fiscal years were negative 24.7% and negative 26.4% respectively. The Company had no income from discontinued operations in the 2022 fiscal year.

The following table shows the summary operating results of the discontinued operations:

	Fiscal Year Ended

	February 27,	February 28,	March 1,
	2022	2021	2020

Net sales	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-
Selling, general and administrative expenses	-	8	234
Restructuring charges	-	427	941
(Loss) earnings from discontinued operations	-	(435)	(1,175)
Other income	-	-	288
(Loss) earnings from discontinued operations before income taxes	-	(435)	(887)
Income tax (benefit) provision	-	(107)	(234)
Net (loss) earnings from discontinued operations	$-	$(328)	$(653)

13.	GEOGRAPHIC REGIONS

The Company’s products are sold to customers in North America, Asia and Europe. The Company’s manufacturing facilities are located in Kansas. Sales are attributed to geographic regions based upon the region in which the materials were delivered to the customer. Sales between geographic regions were not significant.

Financial information regarding the Company’s continuing operations by geographic region is as follows:

	Fiscal Year
	2022	2021	2020

Sales:

North America	$51,307	$43,874	$56,264
Asia	700	625	1,378
Europe	1,571	1,777	2,372
Total sales	$53,578	$46,276	$60,014

Long-lived assets:

North America	$34,448	$31,170	$24,942
Asia	-	1	1,650
Europe	-	-	-
Total long-lived assets	$34,448	$31,171	$26,592

14.	CUSTOMER AND SUPPLIER CONCENTRATIONS

As a result of the sale of the Electronics Business, the Company now operates in a single segment. As such, segment reporting is no longer provided.

Customers – Net sales to affiliate and non-affiliate subtier suppliers of General Electric Company were 49.5%, 27.9% and 48.2% of the Company’s total worldwide sales in the 2022, 2021 and 2020 fiscal years, respectively. Net sales to AAE Aerospace were 20.7% of the Company’s total worldwide sales in the 2021 fiscal year.

While no other customer accounted for 10% or more of the Company's total worldwide net sales in the 2022, 2021 or 2020 fiscal years, the loss of a major customer or of a group of customers could have a material adverse effect on the Company's business or consolidated results of operations or financial position.

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

PARK AEROSPACE CORP. AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Amounts in thousands, except per share amounts)

	Quarter
	First	Second	Third	Fourth

Fiscal 2022:
Net sales	$13,594	$13,618	$13,864	$12,502
Gross profit	5,472	4,411	3,836	4,198
Net earnings from continuing operations	2,745	2,022	1,741	1,956
Net loss from discontinued operations	-	-	-	-
Net earnings	2,745	2,022	1,741	1,956

Basic earnings (loss) per share:
Basic net earnings per share from continuing operations	$0.13	$0.10	$0.09	$0.10
Basic net loss per share from discontinued operations	-	-	-	-

Basic earnings per share	0.13	0.10	0.09	0.10

Diluted earnings (loss) per share:
Diluted net earnings per share from continuing operations	$0.13	$0.10	$0.08	$0.10
Diluted net loss per share from discontinued operations	-	-	-	-

Diluted earnings per share	0.13	0.10	0.08	0.10

Weighted average common shares outstanding:
Basic	20,383	20,397	20,450	20,458
Diluted	20,710	20,485	20,503	20,508

Fiscal 2021:
Net sales	$12,213	$9,250	$10,372	$14,441
Gross profit	3,674	2,638	2,553	4,326
Net earnings from continuing operations	1,972	1,151	1,037	1,032
Net (loss) earnings from discontinued operations	(15)	(197)	(116)	-
Net earnings	1,957	954	921	1,032

Basic earnings (loss) per share:
Basic net earnings per share from continuing operations	$0.10	$0.06	$0.05	$0.05
Basic net (loss) earnings per share from discontinued operations	-	(0.01)	-	-

Basic earnings per share	0.10	0.05	0.05	0.05

Diluted earnings (loss) per share:
Diluted net earnings per share from continuing operations	$0.10	$0.06	$0.05	$0.05
Diluted net (loss) earnings per share from discontinued operations	-	(0.01)	-	-

Diluted earnings per share	0.10	0.05	0.05	0.05

Weighted average common shares outstanding:
Basic	20,402	20,381	20,381	20,382
Diluted	20,460	20,433	20,434	20,587

Earnings per share are computed separately for each quarter. There‐fore, the sum of such quarterly per share amounts may differ from the total for each year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a)    Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of February 27, 2022, the end of the fiscal year covered by this annual report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such fiscal year, the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 27, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control–Integrated Framework (2013). Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of February 27, 2022.

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

The information called for by this Item (except for information as to the Company's executive officers, which information appears elsewhere in this Report) is incorporated by reference to the Company's definitive proxy statement for the 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION.

The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

This information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
		Page
(a) Documents filed as a part of this Report:

(1)	Consolidated Financial Statements:

	The following Consolidated Financial Statements of the Company are included in Part II, Item 8:

	Report of Independent Registered Public Accounting Firm (PCAOB ID 596)	37

	Consolidated Balance Sheets	38

	Consolidated Statements of Operations	39

	Consolidated Statements of Comprehensive Earnings	40

	Consolidated Statements of Shareholders' Equity	41

	Consolidated Statements of Cash Flows	42

	Notes to Consolidated Financial Statements (1-15)	43

(2)	Financial Statement Schedule:

	The following additional information should be read in conjunction with the Consolidated Financial Statements of the Registrant described in Item 15(a)(1) above:

	Schedule II – Valuation and Qualifying Accounts	67

	All other schedules have been omitted because they are not applicable or not required, or the information is included elsewhere in the financial statements or notes thereto.

(3)	Exhibits:

	The information required by this Item relating to Exhibits to this Report is included in the Exhibit Index beginning on page 71 hereof.

ITEM 16.	FORM 10-K SUMMARY

Not Applicable

PARK AEROSPACE CORP. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Column C
Column A	Column B	Additions		Column D	Column E

Description	Balance at Beginning of Period	Costs and Expenses	Other	Reductions	Balance at End of Period

DEFERRED INCOME TAX ASSET VALUATION ALLOWANCE:

52 weeks ended February 27, 2022	$3,587,000	$-	$-	$-	$3,587,000
52 weeks ended February 28, 2021	$3,175,000	$412,000	$-	$-	$3,587,000
52 weeks ended March 1, 2020	$2,755,000	$420,000	$-	$-	$3,175,000

			Column D
Column A	Column B	Column C	Other		Column E

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Accounts Written Off (A)	Translation Adjustment	Balance at End of Period

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

52 weeks ended February 27, 2022	$89,000	$15,000	$-	$-	$104,000
52 weeks ended February 28, 2021	$73,000	$16,000	$-	$-	$89,000
52 weeks ended March 1, 2020	$32,000	$41,000	$-	$-	$73,000

(A) Uncollectible amounts, net of recoveries

EXHIBIT INDEX

Exhibit Numbers	Description

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

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended February 27, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at February 27, 2022 and February 28, 2021, (ii) Consolidated Statements of Operations for the years ended February 27, 2022, February 28, 2021 and March 1, 2020, (iii) Consolidated Statements of Comprehensive Earnings for the years ended February 27, 2022, February 28, 2021 and March 1, 2020, (iv) Consolidated Statements of Shareholders’ Equity for the years ended February 27, 2022, February 28, 2021 and March 1, 2020 and (v) Consolidated Statements of Cash Flows for the years ended February 27, 2022, February 28, 2021 and March 1, 2020 .*+

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

Date: May 12, 2022	PARK AEROSPACE CORP.

	By:	/s/ Brian E. Shore
Brian E. Shore, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian E. Shore Brian E. Shore	Chairman of the Board, Chief Executive Officer and Director (principal executive officer)	May 12, 2022

/s/ P. Matthew Farabaugh P. Matthew Farabaugh	Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	May 12, 2022

/s/ Dale Blanchfield Dale Blanchfield	Director	May 12, 2022

/s/ Emily J. Groehl Emily J. Groehl	Director	May 12, 2022

/s/ Yvonne Julian Yvonne Julian	Director	May 12, 2022

/s/ Carl W. Smith Carl W. Smith	Director	May 12, 2022

/s/ D. Bradley Thress D. Bradley Thress	Director	May 12, 2022

/s/ Steven T. Warshaw Steven T. Warshaw	Director	May 12, 2022