Form 10-Q
period 2022-05-29
PARK AEROSPACE CORP
filed 2022-07-08
CIK 76267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 29, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,458,210 as of July 1, 2022.

PARK AEROSPACE CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.                   Financial Statements.

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	May 29, 2022 (unaudited)	February 27, 2022*
ASSETS
Current assets
Cash and cash equivalents	$4,333	$12,811
Marketable securities (Note 3)	102,994	97,550
Accounts receivable, less allowance for doubtful accounts of $108 and $104, respectively	8,957	8,339
Inventories (Note 4)	6,649	4,657
Prepaid expenses and other current assets	3,862	3,082
Total current assets	126,795	126,439

Property, plant and equipment, net	24,160	24,333
Operating right-of-use assets (Note 5)	190	203
Goodwill and other intangible assets	9,790	9,790
Other assets	119	122
Total assets	$161,054	$160,887

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,180	$2,534
Operating lease liability (Note 5)	54	53
Accrued liabilities	1,333	1,494
Income taxes payable	2,746	2,211
Total current liabilities	7,313	6,292

Long-term operating lease liability (Note 5)	163	174
Non-current income taxes payable (Note 10)	12,621	12,621
Deferred income taxes (Note 10)	1,778	1,671
Other liabilities	4,531	4,497
Total liabilities	26,406	25,255

Commitments and contingencies (Note 12)

Shareholders' equity (Note 8)
Common stock	2,096	2,096
Additional paid-in capital	169,750	169,665
Accumulated deficit	(24,903)	(24,767)
Accumulated other comprehensive earnings	(2,898)	(1,965)
	144,045	145,029
Less treasury stock, at cost	(9,397)	(9,397)
Total shareholders' equity	134,648	135,632
Total liabilities and shareholders' equity	$161,054	$160,887

* The balance sheet at February 27, 2022 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	13 Weeks Ended (Unaudited)
	May 29,	May 30,
	2022	2021

Net sales	$12,783	$13,594
Cost of sales	8,691	8,122
Gross profit	4,092	5,472
Selling, general and administrative expenses	1,633	1,648
Restructuring charges (Note 9)	-	14
Earnings from operations	2,459	3,810
Interest and other income	133	117
Earnings from operations before income taxes	2,592	3,927
Income tax provision (Note 10)	682	1,182
Net earnings	$1,910	$2,745

Earnings per share (Note 7)
Basic:
Basic earnings per share	$0.09	$0.13
Basic weighted average shares	20,458	20,383

Diluted:
Diluted earnings per share	$0.09	$0.13
Diluted weighted average shares	20,504	20,710

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts in thousands)

	13 Weeks Ended (Unaudited)
	May 29,	May 30,
	2022	2021

Net earnings	$1,910	$2,745
Other comprehensive (loss) earnings, net of tax:
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	9	94
Less: reclassification adjustment for gains included in net earnings	(7)	(4)
Unrealized losses on marketable securities:
Unrealized holding losses arising during the period	(938)	(38)
Less: reclassification adjustment for losses included in net earnings	3	-
Other comprehensive (loss) earnings	(933)	52
Total comprehensive earnings	$977	$2,797

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	(Loss) Earnings	Shares	Amount

Balance, February 27, 2022	20,965,144	$2,096	$169,665	$(24,767)	$(1,965)	506,934	$(9,397)

Net earnings	-	-	-	1,910	-	-	-
Unrealized loss on marketable securities, net of tax	-	-	-	-	(933)	-	-
Stock-based compensation	-	-	85	-	-	-	-
Cash dividends ($0.10 per share)	-	-	-	(2,046)	-	-	-
Balance, May 29, 2022	20,965,144	$2,096	$169,750	$(24,903)	$(2,898)	506,934	$(9,397)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	(Loss) Earnings	Shares	Amount

Balance, February 28, 2021	20,965,144	$2,096	$170,038	$(25,063)	$(336)	582,268	$(10,794)

Net earnings	-	-	-	2,745	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	52	-	-
Stock-based compensation	-	-	64	-	-	-	-
Cash dividends ($0.10 per share)	-	-	-	(2,038)	-	-	-
Balance, May 30, 2021	20,965,144	$2,096	$170,102	$(24,356)	$(284)	582,268	$(10,794)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	13 Weeks Ended (Unaudited)
	May 29,	May 30,
	2022	2021
Cash flows from operating activities:
Net earnings	$1,910	$2,745
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	260	216
Stock-based compensation	85	64
Deferred income taxes	107	139
Amortization of bond premium	11	294
Changes in operating assets and liabilities	(2,329)	675
Net cash provided by operating activities	44	4,133

Cash flows from investing activities:
Purchase of property, plant and equipment	(88)	(1,577)
Purchases of marketable securities	(18,962)	(8,219)
Proceeds from sales and maturities of marketable securities	12,574	5,405
Net cash used in investing activities	(6,476)	(4,391)

Cash flows from financing activities:
Dividends paid	(2,046)	(2,038)
Net cash used in financing activities	(2,046)	(2,038)

Decrease in cash and cash equivalents:	(8,478)	(2,296)
Cash and cash equivalents, beginning of period	12,811	41,595
Cash and cash equivalents, end of period	$4,333	$39,299

Supplemental cash flow information:
Cash paid during the period for income taxes, net of refunds	$(5)	$(95)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share (unless otherwise stated), per share and option amounts)

1. CONSOLIDATED FINANCIAL STATEMENTS

The Condensed Consolidated Balance Sheet and the Consolidated Statement of Shareholders’ Equity as of May 29, 2022, the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Earnings for the 13 weeks ended May 29, 2022 and May 30, 2021, and the Condensed Consolidated Statements of Cash Flows for the 13 weeks then ended have been prepared by Park Aerospace Corp. (the “Company”), without audit. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at May 29, 2022 and the results of operations and cash flows for all periods presented. The Consolidated Statements of Operations are not necessarily indicative of the results to be expected for the full fiscal year or any subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2022. There have been no significant changes to such accounting policies during the 13 weeks ended May 29, 2022.

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

The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and any long-lived assets written down to fair value. To measure fair value of such assets, the Company uses Level 3 inputs consisting of techniques including an income approach and a market approach. The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the discounted cash flow analysis require the exercise of significant judgment, including judgment about appropriate discount rates, terminal values, growth rates and the amount and timing of expected future cash flows. With respect to goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that fair value is less than carrying value. If, based on that assessment, the Company believes it is more likely than not that fair value is less than carrying value, a goodwill impairment test is performed. There have been no changes in events or circumstances which required impairment charges to be recorded during the 13 weeks ended May 29, 2022.

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

The following is a summary of available-for-sale securities:

	May 29, 2022
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$72,635	$72,635	$-	$-
U.S. corporate debt securities	30,359	30,359	-	-
Total marketable securities	$102,994	$102,994	$-	-

	February 27, 2022
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$62,612	$62,612	$-	$-
U.S. corporate debt securities	34,938	34,938	-	-
Total marketable securities	$97,550	$97,550	$-	$-

The following table shows the amortized cost basis of, and gross unrealized gains and losses on, the Company’s available-for-sale securities:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses
May 29, 2022:
U.S. Treasury and other government securities	$76,432	$5	$3,802
U.S. corporate debt securities	30,532	1	174
Total marketable securities	$106,964	$6	$3,976

February 27, 2022:
U.S. Treasury and other government securities	$65,177	$5	$2,570
U.S. corporate debt securities	35,064	5	131
Total marketable securities	$100,241	$10	$2,701

The estimated fair values of such securities at May 29, 2022 by contractual maturity are shown below:

Due in one year or less	$64,123
Due after one year through five years	38,871
$102,994

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

	May 29,	February 27,
	2022	2022
Inventories:
Raw materials	$5,792	$4,026
Work-in-process	350	253
Finished goods	507	378
	$6,649	$4,657

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

Future minimum lease payments under non-cancellable operating leases as of May 29, 2022 are as follows:

Fiscal Year:
2023	$40
2024	53
2025	36
2026	-
2027	-
Thereafter	175
Total undiscounted operating lease payments	304
Less imputed interest	(87)
Present value of operating lease payments	$217

The above payment schedule includes renewal options that the Company is reasonably likely to exercise. Leases with an initial term of 12 months or less are not recorded on the Company’s condensed consolidated balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the terms of the leases.

For the 13 weeks ended May 29, 2022, the Company’s operating lease expenses were $15. Cash payments of $13, pertaining to operating leases, are reflected in the cash flow statement under cash flows from operating activities.

The following table sets forth the right-of-use assets and operating lease liabilities as of May 29, 2022:

Operating right-of-use assets	$190

Operating lease liabilities	$54
Long-term operating lease liabilities	163
Total operating lease liabilities	$217

The Company’s weighted average remaining lease term for its operating leases is 7.2 years.

In December 2018, the Company entered into a Development Agreement with the City of Newton, Kansas and the Board of County Commissioners of Harvey County, Kansas. Pursuant to this agreement, the Company agreed to construct and operate a redundant manufacturing facility of approximately 90,000 square feet for the design, development and manufacture of advanced composite materials and parts, structures and assemblies for aerospace. The Company further agreed to equip the facility through the purchase of machinery, equipment and furnishings and to create additional new full-time employment of specified levels during a five-year period. In exchange for these agreements, the City and the County agreed to lease to the Company three acres of land at the Newton, Kansas Airport, in addition to the eight acres previously leased to the Company by the City and County. The City and County further agreed to provide financial and other assistance toward the construction of the additional facility as set forth in the Development Agreement. The Company estimates the total cost of the additional facility to be approximately $19,500. The expansion construction is complete and is undergoing customer qualifications, which are expected to be completed in the second half of the 2022 calendar year. As of May 29, 2022, the Company had $395 in equipment purchase obligations and $18,708 of construction-in-progress related to the additional facility.

Pursuant to the Development Agreement, the City provided a sales tax exemption for materials the Company purchased for the facility, subject to issuance of Industrial Revenue Bonds (“IRBs”).  On June 7, 2022, the City issued IRB Series 2022, in an aggregate principal amount not to exceed $18,500,000, pursuant to a Trust Indenture between the City and Security Bank of Kansas City. The Company simultaneously entered into a Bond Purchase Agreement (the “BPA”) with the City, whereby the Company agreed to buy the IRBs at a purchase price equal to the par amount of the IRBs issued. The IRB issuance and purchase and eventual redemption will be cash flow neutral for the Company and will have no impact on the Company’s Consolidated Statements of Operations.

6. STOCK-BASED COMPENSATION

As of May 29, 2022, the Company had a 2018 Stock Option Plan (the “2018 Plan”) and no other stock-based compensation plan. The 2018 Plan was adopted by the Board of Directors of the Company on May 8, 2018 and approved by the shareholders of the Company at the Annual Meeting of Shareholders of the Company on July 24, 2018 and provides for the grant of options to purchase up to 800,000 shares of common stock of the Company. Prior to the 2018 Plan, the Company had the 2002 Stock Option Plan (the “2002 Plan”) which had been approved by the Company’s shareholders and provided for the grant of stock options to directors and key employees of the Company. All options granted under the 2018 Plan and 2002 Plan have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant which, pursuant to the terms of such Plans, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted. Options granted under the Plans become exercisable 25% one year after the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire 10 years after the date of grant. Upon termination of employment or service as a director, all options held by the optionee that have not previously become exercisable shall terminate and all other options held by such optionee may be exercised, to the extent exercisable on the date of such termination, for a limited time after such termination. Any shares of common stock subject to an option under the 2018 Plan, which expires or is terminated unexercised as to such shares, shall again become available for issuance under the 2018 Plan.

During the 13 weeks ended May 29, 2022, the Company granted options under the 2018 Plan to purchase a total of 131,600 shares of common stock to its directors and certain of its employees. The future compensation expense to be recognized in earnings before income taxes is $338 and will be recorded on a straight-line basis over the requisite service period. The weighted average fair value of the granted options was $2.66 per share using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 2.69%-2.70%; expected volatility factor of 28.2%-28.3%; expected dividend yield of 3.32%; and estimated option term of 5.4-8.1 years.

The risk-free interest rates were based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the estimated terms of the options at the date of the grant. Volatility factors were based on historical volatility of the Company’s common stock. The expected dividend yields were based on the regular quarterly cash dividend per share most recently declared by the Company and on the exercise price of the options granted during the 13 weeks ended May 29, 2022. The estimated term of the options was based on evaluations of the historical and expected future employee exercise behavior.

The following is a summary of option activity for the 13 weeks ended May 29, 2022:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance, February 27, 2022	648,300	$12.96		$-
Granted	131,600	12.06
Exercised	-	-
Terminated or expired	-	-
Balance, May 29, 2022	779,900	$12.80	5.74	$-
Vested and exercisable, May 29, 2022	471,013	$12.70	3.73	$-

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

The following table sets forth the calculation of basic and diluted earnings per share:

	13 Weeks Ended
	May 29, 2022	May 30, 2021

Net earnings	$1,910	$2,745

Weighted average common shares outstanding for basic EPS	20,458	20,383
Net effect of dilutive options	46	327
Weighted average shares outstanding for diluted EPS	20,504	20,710

Basic earnings per share	$0.09	$0.13
Diluted earnings per share	$0.09	$0.13

Potentially dilutive securities, which were not included in the computation of diluted earnings per share, because either the effect would have been anti-dilutive or the options’ exercise prices were greater than the average market price of the common stock, were 397,000 and 175,000 for the 13 weeks ended May 29, 2022 and May 30, 2021, respectively.

8. SHAREHOLDERS’ EQUITY

On May 23, 2022, the Company announced that its Board of Directors authorized the Company’s purchase, on the open market and in privately negotiated transactions, of up to 1,500,000 additional shares of its common stock. This authorization supersedes any unused prior Board of Directors’ authorizations to purchases shares of the Company’s Common Stock. As a result, the Company is authorized to purchase up to a total of 1,500,000 shares of its common stock, representing approximately 7.3% of the Company’s 20,458,210 total outstanding shares as of the close of business on July 1, 2022. There is no assurance the Company will purchase any shares pursuant to this Board of Directors’ authorization. Shares purchased by the Company, if any, will be retained as treasury stock and will be available for use under the Company’s stock option plan and for other corporate purposes.

The Company did not purchase any shares of its common stock during the 13 weeks ended May 29, 2022 and May 30, 2021.

9. RESTRUCTURING CHARGES

The Company recorded restructuring charges of $0 for the 13 weeks ended May 29, 2022 compared to $14 for the 13 weeks ended May 30, 2021, related to the closure of the Company’s Park Aerospace Technologies Asia Pte, Ltd facility located in Singapore.

10. INCOME TAXES

For the 13 weeks ended May 29, 2022, the Company recorded income tax provision of $682, which included discrete income tax provisions of $28. For the 13 weeks ended May 30, 2021, the Company recorded income tax provision of $1,182, which included discrete income tax provisions of $143.

The Company’s effective tax rates for the 13 weeks ended May 29, 2022 were 26.3% compared to 30.0% in the comparable prior year period. The effective tax rate for the 13 weeks ended May 29, 2022 were higher than the U.S. statutory rate of 21% primarily due to state and local taxes and discrete income tax provisions for the accrual of interest related to unrecognized tax benefits. The effective rate for the 13 weeks ended May 30, 2021 was higher than the U.S. statutory rate of 21% primarily due to state and local taxes and a discrete income tax provision for the write-off of deferred tax assets and liabilities related to our closed Singapore facility and the accrual of interest related to unrecognized tax benefits.

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

11. GEOGRAPHIC REGIONS

The Company’s products are sold to customers in North America, Asia and Europe. The Company’s manufacturing facility is located in Kansas. Sales are attributed to geographic regions based upon the region in which the materials were delivered to the customer.  All of the Company’s long-lived assets are located in North America.

Financial information regarding the Company’s continuing operations by geographic region is as follows:

	13 Weeks Ended
	May 29, 2022	May 30, 2021

Sales:
North America	$12,149	$13,073
Asia	124	142
Europe	510	379
Total sales	$12,783	$13,594

	May 29, 2022	February 27, 2022
Long-lived assets:
North America	$34,259	$34,448
Asia	-	-
Europe	-	-
Total long-lived assets	$34,259	$34,448

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

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

Park Aerospace Corp. (“Park” or the “Company”) develops and manufactures solution and hot-melt advanced composite materials used to produce composite structures for the global aerospace markets.  Park’s advanced composite materials include film adhesives (undergoing qualification) and lightning strike materials.  Park offers an array of composite materials specifically designed for hand lay-up or automated fiber placement (“AFP”) manufacturing applications.  Park’s advanced composite materials are used to produce primary and secondary structures for jet engines, large and regional transport aircraft, military aircraft, Unmanned Aerial Vehicles (UAVs commonly referred to as “drones”), business jets, general aviation aircraft and rotary wing aircraft.  Park also offers specialty ablative materials for rocket motors and nozzles and specially designed materials for radome applications.  As a complement to Park’s advanced composite materials offering, Park designs and fabricates composite parts, structures and assemblies and low volume tooling for the aerospace industry.  Target markets for Park’s composite parts and structures (which include Park’s proprietary composite Sigma StrutTM and Alpha StrutTM product lines) are, among others, prototype and development aircraft, special mission aircraft, spares for legacy military and civilian aircraft and exotic spacecraft.

Financial Overview

The Company's total net sales in the 13 weeks ended May 29, 2022 were $12.8 million compared to $13.6 million in the 13 weeks ended May 30, 2021. The decrease in sales was primarily due to lower sales for the military market.

The Company’s gross profit margins, measured as percentages of sales, were 32.0% in the 13 weeks ended May 29, 2022 compared to 40.3% in the 13 weeks ended May 30, 2021. The lower gross profit margin for the 13 weeks ended May 29, 2022 was primarily due to a less favorable sales mix compared to last year’s comparable period.

The Company’s earnings from operations before income taxes and net earnings decreased 34.0% and 30.4%, respectively, in the 13 weeks ended May 29, 2022 compared to the 13 weeks ended May 30, 2021, primarily as a result of lower sales and the less favorable sales mix mentioned above.

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

Programs that the Company supplies into may also be experiencing supply chain issues from other suppliers to the programs. The Company’s sales could be impacted by delays and reductions in its customers’ production schedules caused by other suppliers in the chain.

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

The war in Ukraine has not had a material impact on the Company’s results of operations, and it is not expected to have a material impact. The Company does not have any significant customers in Russia or Ukraine. The Company continues to evaluate the impact the war in Ukraine may have on the Company’s customers and on the Company’s supply chain.

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

The COVID-19 Pandemic and resultant global economic crisis had significant impacts on the Company’s results of operations and cash flow for the 13 weeks ended May 29, 2022 and May 30, 2021. The COVID-19 Pandemic and crisis had significant impacts on the markets the Company sells into, particularly the commercial and business aircraft markets. As a result, the Company had experienced significant reductions in sales and backlog during those periods. The Company continues to experience the impacts related to raw material availability and costs.

Even after the COVID-19 Pandemic has subsided, the Company may continue to experience adverse impacts to its business as a result of the potential continuing impact of the economic crisis on the markets the Company serves.

Results of Operations:

The following table sets forth the components of the consolidated statements of operations:

	13 Weeks Ended
(Amounts in thousands, except per share amounts)	May 29,	May 30,	%
	2022	2021	Change

Net sales	$12,783	$13,594	(6.0)%
Cost of sales	8,691	8,122	7.0%
Gross profit	4,092	5,472	(25.2)%
Selling, general and administrative expenses	1,633	1,648	(0.9)%
Restructuring charges	-	14	100.0%
Earnings from operations	2,459	3,810	(35.5)%
Interest and other income	133	117	13.7%
Earnings from operations before income taxes	2,592	3,927	(34.0)%
Income tax provision (Note 10)	682	1,182	(42.3)%
Net earnings	$1,910	$2,745	(30.4)%

Earnings per share:
Basic:
Basic earnings per share	$0.09	$0.13	(31)%

Diluted:
Diluted earnings per share	$0.09	$0.13	(31)%

Net Sales

The Company’s total net sales worldwide in the 13 weeks ended May 29, 2022 decreased to $12.8 million from $13.6 million in the 13 weeks ended May 30, 2021. The decrease in sales was principally due to the lower sales to customers servicing the military market.

Gross Profit

The Company’s gross profit in the 13 weeks ended May 29, 2022 was higher than its gross profits in the prior year’s comparable period, and the gross profit as a percentage of sales for the Company’s worldwide operations in the 13 weeks ended May 29, 2022 decreased to 32.0% from 40.3% in the 13 weeks ended May 30, 2021. The lower gross profit margin for the 13 weeks ended May 29, 2022 was primarily due a less favorable sales mix compared to last year’s comparable period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were essentially flat compared to the prior year’s comparable period, and these expenses, measured as percentages of sales, were 12.8% in the 13 weeks ended May 29, 2022 compared to 12.1% in the 13 weeks ended May 30, 2021.

Selling, general and administrative expenses included stock option expenses of $85,000 for the 13 weeks ended May 29, 2022, compared to stock option expenses of $64,000 for the 13 weeks ended May 30, 2021.

Restructuring Charges

In the 13 weeks ended May 29, 2022, the Company recorded no pre-tax restructuring charges in connection with the closure of the Company’s Park Aerospace Technologies Asia Pte. Ltd facility located in Singapore compared to $14,000 of restructuring charges in the prior year’s comparable period.

Earnings from operations

For the reasons set forth above, the Company’s earnings from operations were $2.5 million for the 13 weeks ended May 29, 2022 compared to $3.8 million for the 13 weeks ended May 30, 2021.

Interest and Other Income

Interest and other income was $133,000 for the 13 weeks ended May 29, 2022, compared to $117,000 for the prior year’s comparable period. Interest income increased 13.7% for the 13 weeks ended May 29, 2022 primarily as a result of higher weighted average interest rates in the 13 weeks ended May 29, 2022 compared to the prior year’s comparable period. During the 13 weeks ended May 29, 2022, the Company earned interest income principally from its investments, which consisted primarily of short-term instruments and money market funds.

Income Tax Provision

For the 13 weeks ended May 29, 2022, the Company recorded an income tax provision of $682,000, which included a discrete income tax provision of $28,000 for the accrual of interest related to unrecognized tax benefits. For the 13 weeks ended May 30, 2021, the Company recorded an income tax provision of $1,182,000, which included a discrete income tax provision of $143,000 for the write-off of deferred tax assets and liabilities related to a change in the tax filing basis of the Company’s Singapore entity and the accrual of interest related to unrecognized tax benefits.

The Company’s effective tax rate for the 13 weeks ended May 29, 2022 was 26.3% compared to 30.0% in the prior year’s comparable period. The effective tax rate for the 13 weeks ended May 29, 2022 was higher than the U.S. statutory rate of 21% primarily due to state and local taxes and the accrual of interest related to unrecognized tax benefits. The effective rate for the 13 weeks ended May 30, 2021 was higher than the U.S. statutory rate of 21% primarily due to state and local taxes, the write-off of deferred tax assets and liabilities and the accrual of interest related to unrecognized tax benefits.

Net Earnings

For the reasons set forth above, the Company’s net earnings for the 13 weeks ended May 29, 2022 were $1.9 million compared to net earnings of $2.7 million for the 13 weeks ended May 30, 2021.

Basic and Diluted Earnings Per Share

In the 13 weeks ended May 29, 2022, basic and diluted earnings per share were $0.09 compared to basic and diluted earnings per share of $0.13 in the 13 weeks ended May 30, 2021.

Liquidity and Capital Resources – Continuing Operations:

(Amounts in thousands)	May 29,	February 27,
	2022	2022	Change

Cash and cash equivalents and marketable securities	$107,327	$110,361	$(3,034)
Working capital	119,482	120,147	(665)

	13 Weeks Ended
(Amounts in thousands)	May 29,	May 30,
	2022	2021	Change

Net cash provided by operating activities	$44	$4,133	$(4,089)
Net cash used in investing activities	(6,476)	(4,391)	(2,085)
Net cash used in financing activities	(2,046)	(2,038)	(8)

Cash and Marketable Securities

Of the $107.3 million of cash and cash equivalents and marketable securities at May 29, 2022, $29.6 million was owned by one of the Company’s wholly owned foreign subsidiaries.

The change in cash and cash equivalents and marketable securities at May 29, 2022 compared to February 27, 2022 was the result of capital expenditures and dividends paid to shareholders, partially offset by cash provided by operating activities, stock option exercises and a number of additional factors. The significant change in cash provided by operating activities was as follows:

●	Accounts receivable increased by 7% at May 29, 2022 compared to February 27, 2022 primarily due to the timing of sales;

●	inventories increased by 43% at May 29, 2022 compared to February 27, 2022 primarily due to the timing of raw material purchases;

●	prepaid expenses and other current assets increased by 25% at May 29, 2022 compared to February 27, 2022 primarily due to prepaid insurances and support contracts;

●	accounts payable increased by 25% at May 29, 2022 compared to February 27, 2022 primarily due to the timing of vendor payments;

●	accrued liabilities decreased by 11% at May 29, 2022 compared to February 27, 2022 primarily due to the payment of year-end accruals; and

●	income taxes payable increased by 16% at May 29, 2022 compared to February 27, 2022 primarily due to the recorded tax provision.

In addition, the Company paid $2.0 million in cash dividends in each of the 13-week periods ended May 29, 2022 and May 30, 2021.

Working Capital

The decrease in working capital at May 29, 2022 compared to February 27, 2022 was due principally to the decrease in cash and cash equivalents and increases in accounts payable and income taxes payable partially offset by a increases in accounts receivable, inventories and prepaid expenses and other current assets and a decrease in accrued liabilities.

The Company's current ratio (the ratio of current assets to current liabilities) was 17.3 to 1.0 at May 29, 2022 compared to 20.1 to 1.0 at February 27, 2022.

Cash Flows

During the 13 weeks ended May 29, 2022, the Company's net earnings, before depreciation and amortization, deferred income taxes, stock-based compensation, amortization of bond premium and changes in operating assets and liabilities, were $44,000. During the same 13-week period, the Company expended $88,000 for the purchase of property, plant and equipment, compared with $1.6 million during the 13 weeks ended May 30, 2021. The Company paid $2.0 million in cash dividends in each of the 13 week periods ended May 29, 2022 and May 30, 2021.

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

Contractual Obligations:

The Company’s contractual obligations and other commercial commitments to make future payments under contracts, such as lease agreements, consist only of (i) operating lease commitments and (ii) commitments to purchase raw materials. The Company has no other long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments or contingent commitments, other than two standby letters of credit in the total amount of $190,000, to secure the Company’s obligations under its workers’ compensation insurance program.

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

The Company’s critical accounting policies that are important to the Consolidated Financial Statements and that entail, to a significant extent, the use of estimates and assumptions and the application of management’s judgment, are described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2022. There have been no significant changes to such accounting policies during the 2023 fiscal year first quarter.

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

Factors That May Affect Future Results.

Certain portions of this Report which do not relate to historical financial information may be deemed to constitute forward-looking statements that are subject to various factors which could cause actual results to differ materially from the Company’s expectations or from results which might be projected, forecasted, estimated or budgeted by the Company in forward-looking statements. Such factors include, but are not limited to, general conditions in the aerospace industry, the Company’s competitive position, the status of the Company’s relationships with its customers, economic conditions in international markets, the cost and availability of raw materials, transportation and utilities, and the various factors set forth under the caption “Factors That May Affect Future Results” in Item 1 and in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s market risk exposure at May 29, 2022 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended February 27, 2022.

Item 4. Controls and Procedures.

(a)    Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of May 29, 2022, the end of the quarterly fiscal period covered by this quarterly report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1.                           Legal Proceedings.

None.

Item 1A.                        Risk Factors.

There have been no material changes in the risk factors as previously disclosed in the Company’s Form 10-K Annual Report for the fiscal year ended February 27, 2022.

Item 2.                           Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to shares of the Company’s common stock acquired by the Company during each month included in the Company’s 2023 fiscal year first quarter ended May 29, 2022.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

February 28 - March 29	0	$-	0

March 30 - April 29	0	$-	0

April 30 - May 29	0	$-	0

Total	0	$-	0	1,500,000 (a)

(a)

Aggregate number of shares available to be purchased by the  Company pursuant to share purchase authorization announced on May 23, 2022. Pursuant to such  authorization, the Company is authorized to purchase its shares from time to time on the open market or in  privately negotiated transactions.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 29, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at May 29, 2022 (unaudited) and February 27, 2022; (ii) Consolidated Statements of Operations for the 13 weeks ended May 29, 2022 and May 30, 2021 (unaudited); (iii) Consolidated Statements of Comprehensive Earnings for the 13 weeks ended May 29, 2022 and May 30, 2021 (unaudited); (iv) Consolidated Statements of Shareholders’ Equity at May 29, 2022 (unaudited) and May 30, 2021; and (v) Condensed Consolidated Statements of Cash Flows for the 13 weeks ended May 29, 2022 and May 30, 2021 (unaudited). * +

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 29, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at May 29, 2022 (unaudited) and February 27, 2022; (ii) Consolidated Statements of Operations for the 13 weeks ended May 29, 2022 and May 30, 2021 (unaudited); (iii) Consolidated Statements of Comprehensive Earnings for the 13 weeks ended May 29, 2022 and May 30, 2021 (unaudited); (iv) Consolidated Statements of Shareholders’ Equity at May 29, 2022 (unaudited) and May 30, 2021; and (v) Condensed Consolidated Statements of Cash Flows for the 13 weeks ended May 29, 2022 and May 30, 2021 (unaudited). * +

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

Park Aerospace Corp.
(Registrant)

Date: July 8, 2022	/s/ Brian E. Shore
Brian E. Shore Chief Executive Officer (principal executive officer)

Date: July 8, 2022	/s/ P. Matthew Farabaugh
P. Matthew Farabaugh Senior Vice President and Chief Financial Officer (principal financial officer) (principal accounting officer)