Form 10-Q
period 2022-08-28
PARK AEROSPACE CORP
filed 2022-10-07
CIK 76267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 28, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to__________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,471,210 as of October 3, 2022.

PARK AEROSPACE CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.                   Financial Statements.

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	August 28, 2022 (unaudited)	February 27, 2022*
ASSETS
Current assets
Cash and cash equivalents	$3,836	$12,811
Marketable securities (Note 3)	98,630	97,550
Accounts receivable, less allowance for doubtful accounts of $222 and $104, respectively	9,950	8,339
Inventories (Note 4)	7,850	4,657
Prepaid expenses and other current assets	3,967	3,082
Total current assets	124,233	126,439

Property, plant and equipment, net	24,456	24,333
Operating right-of-use assets (Note 5)	177	203
Goodwill and other intangible assets	9,790	9,790
Other assets	116	122
Total assets	$158,772	$160,887

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,800	$2,534
Operating lease liability (Note 5)	54	53
Accrued liabilities	1,072	1,494
Income taxes payable	3,216	2,211
Total current liabilities	7,142	6,292

Long-term operating lease liability (Note 5)	152	174
Non-current income taxes payable (Note 10)	10,938	12,621
Deferred income taxes (Note 10)	2,040	1,671
Other liabilities	4,447	4,497
Total liabilities	24,719	25,255

Commitments and contingencies (Note 12)

Shareholders' equity (Note 8)
Common stock	2,096	2,096
Additional paid-in capital	169,742	169,665
Accumulated deficit	(25,064)	(24,767)
Accumulated other comprehensive loss	(3,565)	(1,965)
	143,209	145,029
Less treasury stock, at cost	(9,156)	(9,397)
Total shareholders' equity	134,053	135,632
Total liabilities and shareholders' equity	$158,772	$160,887

* The balance sheet at February 27, 2022 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	13 Weeks Ended (Unaudited)		26 Weeks Ended (Unaudited)
	August 28,	August 29,	August 28,	August 29,
	2022	2021	2022	2021

Net sales	$13,875	$13,618	$26,658	$27,212
Cost of sales	9,789	9,207	18,480	17,329
Gross profit	4,086	4,411	8,178	9,883
Selling, general and administrative expenses	1,732	1,488	3,365	3,136
Restructuring charges (Note 9)	-	170	-	184
Earnings from operations	2,354	2,753	4,813	6,563
Interest and other income	221	89	354	206
Earnings from operations before income taxes	2,575	2,842	5,167	6,769
Income tax provision (Note 10)	690	820	1,372	2,002
Net earnings	$1,885	$2,022	$3,795	$4,767

Earnings per share (Note 7)
Basic:
Basic earnings per share	$0.09	$0.10	$0.19	$0.23
Basic weighted average shares	20,461	20,397	20,460	20,390

Diluted:
Diluted earnings per share	$0.09	$0.10	$0.19	$0.23
Diluted weighted average shares	20,503	20,485	20,504	20,597

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts in thousands)

	13 Weeks Ended (Unaudited)		26 Weeks Ended (Unaudited)
	August 28,	August 29,	August 28,	August 29,
	2022	2021	2022	2021

Net earnings	$1,885	$2,022	$3,795	$4,767
Other comprehensive earnings, net of tax:
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	24	10	33	104
Less: reclassification adjustment for gains included in net earnings	-	(5)	(7)	(9)
Unrealized losses on marketable securities:
Unrealized holding losses arising during the period	(696)	(66)	(1,634)	(104)
Less: reclassification adjustment for losses included in net earnings	5	-	8	-
Other comprehensive loss	(667)	(61)	(1,600)	(9)
Total comprehensive earnings	$1,218	$1,961	$2,195	$4,758

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	(Loss) Earnings	Shares	Amount

Balance, February 27, 2022	20,965,144	$2,096	$169,665	$(24,767)	$(1,965)	506,934	$(9,397)

Net earnings	-	-	-	1,910	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	(933)	-	-
Stock-based compensation	-	-	85	-	-	-	-
Cash dividends ($0.10 per share)	-	-	-	(2,046)	-	-	-

Balance, May 29, 2022	20,965,144	2,096	169,750	(24,903)	(2,898)	506,934	(9,397)

Net earnings	-	-	-	1,885	-	-	-
Unrealized loss on marketable securities, net of tax	-	-	-	-	(667)	-	-
Stock options exercised	-	-	(102)	-	-	(13,000)	241
Stock-based compensation	-	-	94	-	-	-	-
Cash dividends ($0.10 per share)	-	-	-	(2,046)	-	-	-

Balance, August 28, 2022	20,965,144	$2,096	$169,742	$(25,064)	$(3,565)	493,934	$(9,156)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Earnings	Shares	Amount

Balance, February 28, 2021	20,965,144	$2,096	$170,038	$(25,063)	$(336)	582,268	$(10,794)

Net earnings	-	-	-	2,745	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	52	-	-
Stock-based compensation	-	-	64	-	-	-	-
Cash dividends ($0.10 per share)	-	-	-	(2,038)	-	-	-

Balance, May 30, 2021	20,965,144	2,096	170,102	(24,356)	(284)	582,268	(10,794)

Net earnings	-	-	-	2,022	-	-	-
Unrealized loss on marketable securities, net of tax	-	-	-	-	(61)	-	-
Stock options exercised	-	-	(397)	-	-	(46,134)	855
Stock-based compensation	-	-	74	-	-	-	-
Cash dividends ($0.10 per share)	-	-	-	(2,039)	-	-	-

Balance, August 29, 2021	20,965,144	$2,096	$169,779	$(24,373)	$(345)	536,134	$(9,939)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	26 Weeks Ended (Unaudited)
	August 28,	August 29,
	2022	2021
Cash flows from operating activities:
Net earnings	$3,795	$4,767
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	521	451
Stock-based compensation	179	138
Deferred income taxes	368	390
Amortization of bond premium	(5)	515
Changes in operating assets and liabilities	(6,561)	(3,285)
Net cash (used in) provided by operating activities	(1,703)	2,976

Cash flows from investing activities:
Purchase of property, plant and equipment	(644)	(2,533)
Purchases of marketable securities	(27,141)	(30,888)
Proceeds from sales and maturities of marketable securities	24,466	12,170
Net cash used in investing activities	(3,319)	(21,251)

Cash flows from financing activities:
Dividends paid	(4,092)	(4,077)
Proceeds from exercise of stock options	139	458
Net cash used in financing activities	(3,953)	(3,619)

Decrease in cash and cash equivalents:	(8,975)	(21,894)
Cash and cash equivalents, beginning of period	12,811	41,595
Cash and cash equivalents, end of period	$3,836	$19,701

Supplemental cash flow information:
Cash paid during the period for income taxes, net of refunds	$1,732	$3,049

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share (unless otherwise stated), per share and option amounts)

1.  CONSOLIDATED FINANCIAL STATEMENTS

The Condensed Consolidated Balance Sheet and the Consolidated Statements of Shareholders’ Equity as of August 28, 2022, the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Earnings for the 13 weeks and 26 weeks ended August 28, 2022 and August 29, 2021, and the Condensed Consolidated Statements of Cash Flows for the 26 weeks then ended have been prepared by Park Aerospace Corp. (the “Company”), without audit. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at August 28, 2022 and the results of operations and cash flows for all periods presented. The Consolidated Statements of Operations are not necessarily indicative of the results to be expected for the full fiscal year or any subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2022. There have been no significant changes to such accounting policies during the 26 weeks ended August 28, 2022.

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

The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and any long-lived assets written down to fair value. To measure fair value of such assets, the Company uses Level 3 inputs consisting of techniques including an income approach and a market approach. The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the discounted cash flow analysis require the exercise of significant judgment, including judgment about appropriate discount rates, terminal values, growth rates and the amount and timing of expected future cash flows. With respect to goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that fair value is less than carrying value. If, based on that assessment, the Company believes it is more likely than not that fair value is less than carrying value, a goodwill impairment test is performed. There have been no changes in events or circumstances which required impairment charges to be recorded during the 13 weeks and 26 weeks ended August 28, 2022.

3.  MARKETABLE SECURITIES

All marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, included in comprehensive earnings. Realized gains and losses, amortization of premiums and discounts, and interest and dividend income are included in interest and other income in the Condensed Consolidated Statements of Operations. The costs of securities sold are based on the specific identification method.

The following is a summary of available-for-sale securities:

	August 28, 2022
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$71,438	$71,438	$-	$-
U.S. corporate debt securities	27,192	27,192	-	-
Total marketable securities	$98,630	$98,630	$-	$-

	February 27, 2022
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities0	$62,612	$62,612	$-	$-
U.S. corporate debt securities	34,938	34,938	-	-
Total marketable securities	$97,550	$97,550	$-	$-

The following table shows the amortized cost basis of, and gross unrealized gains and losses on, the Company’s available-for-sale securities:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses
August 28, 2022:
U.S. Treasury and other government securities	$76,128	$-	$4,690
U.S. corporate debt securities	27,386	-	194
Total marketable securities	$103,514	$-	$4,884

February 27, 2022:
U.S. Treasury and other government securities	$65,177	$5	$2,570
U.S. corporate debt securities	35,064	5	131
Total marketable securities	$100,241	$10	$2,701

The estimated fair values of such securities at August 28, 2022 by contractual maturity are shown below:

Due in one year or less	$35,873
Due after one year through five years	62,757
$98,630

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

	August 28,	February 27,
	2022	2022
Inventories:
Raw materials	$6,744	$4,026
Work-in-process	401	253
Finished goods	705	378
	$7,850	$4,657

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

Future minimum lease payments under non-cancellable operating leases as of August 28, 2022 are as follows:

Fiscal Year:
2022	$27
2023	53
2024	36
2025	-
2026	-
Thereafter	162
Total undiscounted operating lease payments	278
Less imputed interest	(72)
Present value of operating lease payments	$206

The above payment schedule includes renewal options that the Company is reasonably likely to exercise. Leases with an initial term of 12 months or less are not recorded on the Company’s condensed consolidated balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the terms of the leases.

For the 13 weeks and 26 weeks ended August 28, 2022, the Company’s operating lease expenses were $16 and $31, respectively. Cash payments of $27, pertaining to operating leases, are reflected in the cash flow statement under cash flows from operating activities.

The following table sets forth the right-of-use assets and operating lease liabilities as of August 28, 2022:

Operating right-of-use assets	$177

Operating lease liabilities	$54
Long-term operating lease liabilities	152
Total operating lease liabilities	$206

The Company’s weighted average remaining lease term for its operating leases is 7.3 years.

In December 2018, the Company entered into a Development Agreement with the City of Newton (“City”), Kansas and the Board of County Commissioners of Harvey County, Kansas. Pursuant to this agreement, the Company agreed to construct and operate a redundant manufacturing facility of approximately 90,000 square feet for the design, development and manufacture of advanced composite materials and parts, structures and assemblies for aerospace. The Company further agreed to equip the facility through the purchase of machinery, equipment and furnishings and to create additional new full-time employment of specified levels during a five-year period. In exchange for these agreements, the City and the County agreed to lease to the Company three acres of land at the Newton, Kansas Airport, in addition to the eight acres previously leased to the Company by the City and County. The City and County further agreed to provide financial and other assistance toward the construction of the additional facility as set forth in the Development Agreement. The Company estimates the total cost of the additional facility to be approximately $19,500. The expansion construction is complete and is undergoing customer qualifications, which are expected to be completed in the second half of the 2022 calendar year. As of August 28, 2022, the Company had $213 in equipment purchase obligations and $19,202 of construction-in-progress related to the additional facility.

Pursuant to the Development Agreement, the City provided a sales tax exemption for materials the Company purchased for the facility, subject to issuance of Industrial Revenue Bonds (“IRBs”). On June 7, 2022, the City issued IRB Series 2022, in an aggregate principal amount not to exceed $18,500,000, pursuant to a Trust Indenture between the City and Security Bank of Kansas City. The Company simultaneously entered into a Bond Purchase Agreement with the City, whereby the Company agreed to buy the IRBs at a purchase price equal to the par amount of the IRBs issued. The Company redeemed the IRBs in August of 2022. Neither the purchase nor redemption of the IRBs had an impact on the Company’s Consolidated Statements of Operations.

6.  STOCK-BASED COMPENSATION

As of August 28, 2022, the Company had a 2018 Stock Option Plan (the “2018 Plan”) and no other stock-based compensation plan. The 2018 Plan was adopted by the Board of Directors of the Company on May 8, 2018 and approved by the shareholders of the Company at the Annual Meeting of Shareholders of the Company on July 24, 2018 and provides for the grant of options to purchase up to 800,000 shares of common stock of the Company. Prior to the 2018 Plan, the Company had the 2002 Stock Option Plan (the “2002 Plan”) which had been approved by the Company’s shareholders and provided for the grant of stock options to directors and key employees of the Company. All options granted under the 2018 Plan and 2002 Plan have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant which, pursuant to the terms of such Plans, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted. Options granted under the Plans become exercisable 25% one year after the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire 10 years after the date of grant. Upon termination of employment or service as a director, all options held by the optionee that have not previously become exercisable shall terminate and all other options held by such optionee may be exercised, to the extent exercisable on the date of such termination, for a limited time after such termination. Any shares of common stock subject to an option under the 2018 Plan, which expires or is terminated unexercised as to such shares, shall again become available for issuance under the 2018 Plan.

During the 26 weeks ended August 28, 2022, the Company granted options under the 2018 Plan to purchase a total of 131,600 shares of common stock to its directors and certain of its employees. The future compensation expense to be recognized in earnings before income taxes is $338 and will be recorded on a straight-line basis over the requisite service period. The weighted average fair value of the granted options was $2.66 per share using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 2.69%-2.70%; expected volatility factor of 28.2%-28.3%; expected dividend yield of 3.32%; and estimated option term of 5.4-8.1 years.

The risk-free interest rates were based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the estimated terms of the options at the date of the grant. Volatility factors were based on historical volatility of the Company’s common stock. The expected dividend yields were based on the regular quarterly cash dividend per share most recently declared by the Company and on the exercise price of the options granted during the 13 weeks and 26 weeks ended August 28, 2022. The estimated term of the options was based on evaluations of the historical and expected future employee exercise behavior.

The following is a summary of option activity for the 26 weeks ended August 28, 2022:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Balance, February 27, 2022	648,300	$12.96
Granted	131,600	12.06
Exercised	(13,000)	10.67
Terminated or expired	(3,200)	13.13
Balance, August 28, 2022	763,700	$12.84	5.76
Vested and exercisable, August 28, 2022	457,175	$12.75	3.74

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

The following table sets forth the calculation of basic and diluted earnings per share:

	13 Weeks Ended		26 Weeks Ended
	August 28, 2022	August 29, 2021	August 28, 2022	August 29, 2021

Net earnings	$1,885	$2,022	$3,795	$4,767

Weighted average common shares outstanding for basic EPS	20,461	20,397	20,460	20,390
Net effect of dilutive options	42	88	44	207
Weighted average shares outstanding for diluted EPS	20,503	20,485	20,504	20,597

Basic earnings per share	$0.09	$0.10	$0.19	$0.23
Diluted earnings per share	$0.09	$0.10	$0.19	$0.23

Potentially dilutive securities, which were not included in the computation of diluted earnings per share, because either the effect would have been anti-dilutive or the options’ exercise prices were greater than the average market price of the common stock, were 501,000 and 166,000 for the 13 weeks ended August 28, 2022 and August 29, 2021, respectively and 449,000 and 171,000 for the 26 weeks ended August 28, 2022 and August 29, 2021, respectively.

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

The Company did not purchase any shares of its common stock during the 26 weeks ended August 28, 2022 and August 29, 2021.

9.  RESTRUCTURING CHARGES

The Company recorded restructuring charges of $0 for both the 13 weeks and 26 weeks ended August 28, 2022 compared to $170 and $184, respectively, for the 13 weeks and 26 weeks ended August 29, 2021, related to the closure of the Company’s Park Aerospace Technologies Asia Pte, Ltd facility located in Singapore.

10.  INCOME TAXES

For the 13 weeks and 26 weeks ended August 28, 2022, the Company recorded income tax provisions from operations of $690 and $1,372, respectively, which included discrete income tax provisions of $48 and $75, respectively. For the 13 weeks and 26 weeks ended August 29, 2021, the Company recorded income tax provisions from operations of $820 and $2,002, respectively, which included discrete income tax provisions of $27 and $170, respectively.

The Company’s effective tax rates for the 13 weeks and 26 weeks ended August 28, 2022 were income tax provisions of 26.8% and 26.6%, respectively, compared to income tax provisions of 28.8% and 29.6% in the comparable prior periods. The effective tax rates for the 13 weeks and 26 weeks ended August 28, 2022 were higher than the U.S. statutory rate of 21% primarily due to state and local taxes and a discrete income tax provision for the accrual of interest related to unrecognized tax benefits. The effective rates for the 13 weeks and 26 weeks ended August 29, 2021 were higher than the U.S. statutory rate of 21% primarily due to state and local taxes and discrete income tax provisions for the write-off of deferred tax assets and liabilities related to its closed Singapore facility and for the accrual of interest related to unrecognized tax benefits.

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

Financial information regarding the Company’s continuing operations by geographic region is as follows:

	13 Weeks Ended		26 Weeks Ended
	August 28, 2022	August 29, 2021	August 28, 2022	August 29, 2021

Sales:
North America	$12,739	$12,981	$24,888	$26,054
Asia	983	182	1,493	324
Europe	153	455	277	834
Total sales	$13,875	$13,618	$26,658	$27,212

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

Financial Overview

The Company's total net sales in the 13 weeks and 26 weeks ended August 28, 2022 were $13.9 million and $26.7 million, respectively, compared to $13.6 million and $27.2 million, respectively, in the 13 weeks and 26 weeks ended August 29, 2021.

The Company’s gross profit margins, measured as percentages of sales, were 29.4% and 30.7%, respectively, in the 13 weeks and 26 weeks ended August 28, 2022 compared to 32.4% and 36.3%, respectively, in the 13 weeks and 26 weeks ended August 29, 2021. The lower gross profit margin for the 13 and 26 weeks ended August 28, 2022 compared to last year’s comparable periods was primarily due to less favorable sales mix and increases in material costs, utility expense, freight costs and other costs due to inflation.

The Company’s earnings before income taxes and net earnings decreased 9.4% and 6.8%, respectively, in the 13 weeks ended August 28, 2022 compared to the 13 weeks ended August 29, 2021 and decreased 23.7% and 20.4%, respectively, in the 26 weeks ended August 28, 2022 compared to the 26 weeks ended August 29, 2021 primarily as a result of a less favorable sales mix, and increases in material costs, utility expense, freight costs and other costs due to inflation and bad debt expense related to a customer bankruptcy, partially offset by higher interest income compared to last year’s comparable period.

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

The COVID-19 Pandemic and resultant global economic crisis had significant impacts on the Company’s results of operations and cash flow for the 13 weeks and 26 weeks ended August 28, 2022 and August 29, 2021. The COVID-19 Pandemic and crisis had significant impacts on the markets the Company sells into, particularly the commercial and business aircraft markets. As a result, the Company had experienced significant reductions in sales and backlog during those periods. The Company continues to experience the impacts related to raw material availability and costs.

Even after the COVID-19 Pandemic has subsided, the Company may continue to experience adverse impacts to its business as a result of the potential continuing impact of the economic crisis on the markets the Company serves.

Results of Operations:

The following table sets forth the components of the consolidated statements of operations:

	13 Weeks Ended			26 Weeks Ended
(amounts in thousands, except per share amounts)	August 28,	August 29,	%	August 28,	August 29,	%
	2022	2021	Change	2022	2021	Change

Net sales	$13,875	$13,618	1.9%	$26,658	$27,212	(2.0)%
Cost of sales	9,789	9,207	6.3%	18,480	17,329	6.6%
Gross profit	4,086	4,411	(7.4)%	8,178	9,883	(17.3)%
Selling, general and administrative expenses	1,732	1,488	16.4%	3,365	3,136	7.3%
Restructuring charges	-	170	0.0%	-	184	0.0%
Earnings from operations	2,354	2,753	(14.5)%	4,813	6,563	(26.7)%
Interest and other income	221	89	148.3%	354	206	71.8%
Earnings from operations before income taxes	2,575	2,842	(9.4)%	5,167	6,769	(23.7)%
Income tax provision	690	820	(15.9)%	1,372	2,002	(31.5)%
Net earnings	$1,885	$2,022	(6.8)%	$3,795	$4,767	(20.4)%

Earnings per share:
Basic:
Basic earnings per share	$0.09	$0.10	(10.0)%	$0.19	$0.23	(17.4)%

Diluted:
Diluted earnings per share	$0.09	$0.10	(10.0)%	$0.19	$0.23	(17.4)%

Net Sales

The Company’s total net sales worldwide in the 13 weeks and 26 weeks ended August 28, 2022 increased to $13.9 million and $26.7 million, respectively, from $13.6 million and $27.2 million, respectively, in the 13 weeks and 26 weeks ended August 29, 2021.

Gross Profit

The Company’s gross profits in the 13 weeks and 26 weeks ended August 28, 2022 were lower than its gross profits in the prior year’s comparable periods, and the gross profits as percentages of sales for the Company’s worldwide operations in the 13 weeks and 26 weeks ended August 28, 2022 decreased to 29.4% and 30.7%, respectively, from 32.4% and 36.3%, respectively, in the 13 weeks and 26 weeks ended August 29, 2021. The lower gross profit margin for the 13 and 26 weeks ended August 28, 2022 compared to last year’s comparable periods was primarily due to a less favorable sales mix, and increases in material costs, utility expense, freight costs and other costs due to inflation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $244,000 and $229,000, respectively, during the 13 weeks and 26 weeks ended August 28, 2022, or by 16.4% and 7.3%, respectively, compared to the prior year’s comparable periods, and these expenses, measured as percentages of sales, were 12.5% and 12.6%, respectively, in the 13 weeks and 26 weeks ended August 28, 2022 compared to 10.9% and 11.5%, respectively, in the 13 weeks and 26 weeks ended August 29, 2021. The increase was, in part, due to increased bad debt expense related to a customer bankruptcy.

Selling, general and administrative expenses included stock option expenses of $94,000 and $179,000, respectively, for the 13 weeks and 26 weeks ended August 28, 2022, compared to stock option expenses of $74,000 and $138,000, respectively, for the 13 weeks and 26 weeks ended August 29, 2021.

Restructuring Charges

In the 13 weeks and 26 weeks ended August 29, 2021, the Company recorded no pre-tax restructuring charges in connection with the closure of the Company’s Park Aerospace Technologies Asia Pte. Ltd facility located in Singapore compared to $170,000 and $184,000, respectively, in the prior year’s comparable periods.

Earnings from operations

For the reasons set forth above, the Company’s earnings were $2.4 million and $4.8 million, respectively, for the 13 weeks and 26 weeks ended August 28, 2022 compared to $2.8 million and $6.6 million, respectively, for the 13 weeks and 26 weeks ended August 29, 2021.

Interest and Other Income

Interest and other income was $221,000 and $354,000, respectively, for the 13 weeks and 26 weeks ended August 28, 2022, compared to $89,000 and $206,000, respectively, for the prior year's comparable periods. Interest income increased 148.3% and 71.8%, respectively, for the 13 weeks and 26 weeks ended August 28, 2022 primarily as a result of weighted average interest rates in the 13 weeks and 26 weeks ended August 28, 2022, compared to the prior year's comparable periods. During the 13 weeks and 26 weeks ended August 28, 2022, the Company earned interest income principally from its investments, which consisted primarily of short-term instruments and money market funds.

Income Tax Provision

For the 13 weeks and 26 weeks ended August 28, 2022, the Company recorded income tax provisions of $690,000 and $1.4 million, respectively, which included discrete income tax provisions of $48,000 and $75,000, respectively, for the accrual of interest related to unrecognized tax benefits. For the 13 weeks and 26 weeks ended August 29, 2021, the Company recorded income tax provisions of $820,000 and $2.0 million, respectively, which included discrete income tax provisions of $27,000 and $170,000, respectively, for the write-off of deferred tax assets and liabilities related to a change in the tax filing basis of the Company’s Singapore entity and the accrual of interest related to unrecognized tax benefits.

The Company’s effective tax rates for the 13 weeks and 26 weeks ended August 28, 2022 were 26.8% and 26.6%, respectively, compared to 28.8% and 29.6%, respectively, in the prior year’s comparable periods. The effective tax rates for the 13 weeks and 26 weeks ended August 28, 2022 were higher than the U.S. statutory rate of 21% primarily due to state and local taxes and liabilities and the accrual of interest related to unrecognized tax benefits. The effective rates for the 13 weeks and 26 weeks ended August 29, 2021 were higher than the U.S. statutory rate of 21% primarily due to state and local taxes, the write-off of deferred tax assets and the accrual of interest related to unrecognized tax benefits.

Net Earnings

For the reasons set forth above, the Company's net earnings for the 13 weeks and 26 weeks ended August 28, 2022 were $1.9 million and $3.8 million, respectively, compared to net earnings of $2.0 million and $4.8 million, respectively, for the 13 weeks and 26 weeks ended August 29, 2021.

Basic and Diluted Earnings Per Share

In the 13 weeks and 26 weeks ended August 28, 2022, basic and diluted earnings per share were $0.09 and $0.19, respectively, compared to basic and diluted earnings per share of $0.10 and $0.23, respectively, in the 13 weeks and 26 weeks ended August 29, 2021.

Liquidity and Capital Resources - Continuing Operations:

(amounts in thousands)	August 28,	February 27,
	2022	2022	Change

Cash and cash equivalents and marketable securities	$102,466	$110,361	$(7,895)
Working capital	117,091	120,147	(3,056)

	26 Weeks Ended
(amounts in thousands)	August 28,	August 29,
	2022	2021	Change

Net cash (used in) provided by operating activities	$(1,703)	$2,976	$(4,679)
Net cash used in investing activities	(3,319)	(21,251)	17,932
Net cash used in financing activities	(3,953)	(3,619)	(334)

Cash and Marketable Securities

Of the $102.5 million of cash and cash equivalents and marketable securities at August 28, 2022, $29.7 million was owned by one of the Company’s wholly owned foreign subsidiaries.

The change in cash and cash equivalents and marketable securities at August 28, 2022 compared to February 27, 2022 was the result of capital expenditures, dividends paid to shareholders and cash used in operating activities and a number of additional factors. The significant change in cash used in operating activities was as follows:

●	accounts receivable increased by 19% at August 28, 2022 compared to February 27, 2022 primarily due to timing of sales;

●	inventories increased by 69% at August 28, 2022 compared to February 27, 2022 primarily due to timing of raw materials purchases;

●	prepaid and other current assets increased by 29% at August 28, 2022 compared to February 27, 2022 primarily due to marketable securities and prepaid insurances;

●	accounts payable increased by 10% at August 28, 2022 compared to February 27, 2022 primarily due to timing of vendor payments;

●	accrued liabilities decreased by 28% at August 28, 2022 compared to February 27, 2022 primarily due to decreases in bonus and profit sharing accruals; and

●	Income taxes payable increased by 45% at August 28, 2022 compared to February 27, 2022 due to the recorded tax provision.

In addition, the Company paid $4.1 million in cash dividends in each of the 26-week periods ended August 28, 2022 and August 29, 2021.

Working Capital

The decrease in working capital at August 28, 2022 compared to February 27, 2022 was due principally to the decrease in cash and cash equivalents, marketable securities and prepaid and other current assets, partially offset by an increase in accounts receivable and decreases in accounts payable, accrued liabilities and income taxes payable.

The Company's current ratio (the ratio of current assets to current liabilities) was 17.4 to 1.0 at August 28, 2022 compared to 20.1 to 1.0 at February 27, 2022.

Cash Flows

During the 26 weeks ended August 28, 2022, the Company's net loss, before depreciation and amortization, deferred income taxes, stock-based compensation, amortization of bond premium and changes in operating assets and liabilities, were $1.7 million. During the same 26-week period, the Company expended $644 for the purchase of property, plant and equipment, compared with $2.5 million during the 26 weeks ended August 29, 2021. The Company paid $4.1 million in cash dividends in each of the 26-week periods ended August 28, 2022 and August 29, 2021.

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

The Company’s critical accounting policies that are important to the Consolidated Financial Statements and that entail, to a significant extent, the use of estimates and assumptions and the application of management’s judgment are described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2022. There have been no significant changes to such accounting policies during the 2023 fiscal year second quarter.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company’s market risk exposure at August 28, 2022 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended February 27, 2022.

Item 4.  Controls and Procedures.

(a)    Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of August 28, 2022, the end of the quarterly fiscal period covered by this quarterly report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to shares of the Company’s common stock acquired by the Company during each month included in the Company’s 2022 fiscal year second quarter ended August 28, 2022.

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

Item 3.            Defaults Upon Senior Securities.

None.

Item 4.            Mine Safety Disclosures.

None.

Item 5.            Other Information.

None.

Item 6.            Exhibits.

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 28, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at August 28, 2022 (unaudited) and February 27, 2022; (ii) Consolidated Statements of Operations for the 13 weeks and 26 weeks ended August 28, 2022 and August 29, 2021 (unaudited); (iii) Consolidated Statements of Comprehensive Earnings for the 13 weeks and 26 weeks ended August 28, 2022 and August 29, 2021 (unaudited); (iv) Consolidated Statements of Shareholders’ Equity at August 28, 2022 (unaudited) and August 29, 2021; and (v) Condensed Consolidated Statements of Cash Flows for the 26 weeks ended August 28, 2022 and August 29, 2021 (unaudited). * +

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 28, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at August 28, 2022 (unaudited) and February 27, 2022; (ii) Consolidated Statements of Operations for the 13 weeks and 26 weeks ended August 28, 2022 and August 29, 2021 (unaudited); (iii) Consolidated Statements of Comprehensive Earnings for the 13 weeks and 26 weeks ended August 28, 2022 and August 29, 2021 (unaudited); (iv) Consolidated Statements of Shareholders’ Equity at August 28, 2022 (unaudited) and August 29, 2021; and (v) Condensed Consolidated Statements of Cash Flows for the 26 weeks ended August 28, 2022 and August 29, 2021 (unaudited). * +

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

Park Aerospace Corp.
(Registrant)

Date: October 7, 2022	/s/ Brian E. Shore
Brian E. Shore
Chief Executive Officer
(principal executive officer)

Date: October 7, 2022	/s/ P. Matthew Farabaugh
P. Matthew Farabaugh
Senior Vice President and Chief Financial Officer
(principal financial officer)
(principal accounting officer)