Form 10-Q
period 2022-11-27
PARK AEROSPACE CORP
filed 2023-01-06
CIK 76267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 2022

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

if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.10 per share	PKE	New York Stock Exchange

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,471,210 as of January 2, 2023.

PARK AEROSPACE CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	November 27, 2022 (unaudited)	February 27, 2022*

ASSETS
Current assets
Cash and cash equivalents	$4,610	$12,811
Marketable securities (Note 3)	98,693	97,550
Accounts receivable, less allowance for doubtful accounts of $116 and $104, respectively	8,923	8,339
Inventories (Note 4)	6,816	4,657
Prepaid expenses and other current assets	4,264	3,082
Total current assets	123,306	126,439

Property, plant and equipment, net	24,256	24,333
Operating right-of-use assets (Note 5)	163	203
Goodwill and other intangible assets	9,790	9,790
Other assets	112	122
Total assets	$157,627	$160,887

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,365	$2,534
Operating lease liability (Note 5)	53	53
Accrued liabilities	1,270	1,494
Income taxes payable	2,660	2,211
Total current liabilities	6,348	6,292

Long-term operating lease liability (Note 5)	141	174
Non-current income taxes payable (Note 10)	10,938	12,621
Deferred income taxes (Note 10)	1,937	1,671
Other liabilities	4,650	4,497
Total liabilities	24,014	25,255

Commitments and contingencies (Note 12)

Shareholders' equity (Note 8)
Common stock	2,096	2,096
Additional paid-in capital	169,837	169,665
Accumulated deficit	(24,881)	(24,767)
Accumulated other comprehensive loss	(4,283)	(1,965)
	142,769	145,029
Less treasury stock, at cost	(9,156)	(9,397)
Total shareholders' equity	133,613	135,632
Total liabilities and shareholders' equity	$157,627	$160,887

* The balance sheet at February 27, 2022 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	13 Weeks Ended (Unaudited)		39 Weeks Ended (Unaudited)

	November 27,	November 28,	November 27,	November 28,
	2022	2021	2022	2021

Net sales	$13,867	$13,864	$40,525	$41,076
Cost of sales	9,423	10,028	27,903	27,357
Gross profit	4,444	3,836	12,622	13,719
Selling, general and administrative expenses	1,523	1,593	4,888	4,729
Restructuring charges (Note 9)	-	13	-	197
Earnings from operations	2,921	2,230	7,734	8,793
Interest and other income	299	80	653	286
Earnings from operations before income taxes	3,220	2,310	8,387	9,079
Income tax provision (Note 10)	990	569	2,362	2,571
Net earnings	$2,230	$1,741	$6,025	$6,508

Earnings per share (Note 7)
Basic:
Basic earnings per share	$0.11	$0.09	$0.29	$0.32
Basic weighted average shares	20,471	20,450	20,463	20,410

Diluted:
Diluted earnings per share	$0.11	$0.08	$0.29	$0.32
Diluted weighted average shares	20,510	20,503	20,506	20,566

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts in thousands)

	13 Weeks Ended (Unaudited)		39 Weeks Ended (Unaudited)

	November 27,	November 28,	November 27,	November 28,
	2022	2021	2022	2021

Net earnings	$2,230	$1,741	$6,025	$6,508
Other comprehensive earnings (loss), net of tax:
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	30	3	63	107
Less: reclassification adjustment for gains included in net earnings	-	(27)	(7)	(36)
Unrealized losses on marketable securities:
Unrealized holding losses arising during the period	(773)	(472)	(2,407)	(576)
Less: reclassification adjustment for losses included in net earnings	25	11	33	11
Other comprehensive loss	(718)	(485)	(2,318)	(494)
Total comprehensive earnings	$1,512	$1,256	$3,707	$6,014

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount

Balance, February 27, 2022	20,965,144	$2,096	$169,665	$(24,767)	$(1,965)	506,934	$(9,397)
Net earnings	-	-	-	1,910	-	-	-
Unrealized loss on marketable securities, net of tax	-	-	-	-	(933)	-	-
Stock-based compensation	-	-	85	-	-	-	-
Cash dividends ($0.10 per share)	-	-	-	(2,046)	-	-	-
Balance, May 29, 2022	20,965,144	2,096	169,750	(24,903)	(2,898)	506,934	(9,397)
Net earnings	-	-	-	1,885	-	-	-
Unrealized loss on marketable securities, net of tax	-	-	-	-	(667)	-	-
Stock options exercised	-	-	(102)	-	-	(13,000)	241
Stock-based compensation	-	-	94	-	-	-	-
Cash dividends ($0.10 per share)	-	-	-	(2,046)	-	-	-
Balance, August 28, 2022	20,965,144	2,096	169,742	(25,064)	(3,565)	493,934	(9,156)
Net earnings	-	-	-	2,230	-	-	-
Unrealized loss on marketable securities, net of tax	-	-	-	-	(718)	-	-
Stock-based compensation	-	-	95	-	-	-	-
Cash dividends ($0.10 per share)	-	-	-	(2,047)	-	-	-
Balance, November 27, 2022	20,965,144	$2,096	$169,837	$(24,881)	$(4,283)	493,934	$(9,156)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Earnings	Shares	Amount

Balance, February 28, 2021	20,965,144	$2,096	$170,038	$(25,063)	$(336)	582,268	$(10,794)
Net earnings	-	-	-	2,745	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	52	-	-
Stock-based compensation	-	-	64	-	-	-	-
Cash dividends ($0.10 per share)	-	-	-	(2,038)	-	-	-
Balance, May 30, 2021	20,965,144	2,096	170,102	(24,356)	(284)	582,268	(10,794)
Net earnings	-	-	-	2,022	-	-	-
Unrealized loss on marketable securities, net of tax	-	-	-	-	(61)	-	-
Stock options exercised	-	-	(397)	-	-	(46,134)	855
Stock-based compensation	-	-	74	-	-	-	-
Cash dividends ($0.10 per share)	-	-	-	(2,039)	-	-	-
Balance, August 29, 2021	20,965,144	2,096	169,779	(24,373)	(345)	536,134	(9,939)
Net earnings	-	-	-	1,741	-	-	-
Unrealized loss on marketable securities, net of tax	-	-	-	-	(485)	-	-
Stock options exercised	-	-	(261)	-	-	(29,200)	542
Stock-based compensation	-	-	73	-	-	-	-
Cash dividends ($0.10 per share)	-	-	-	(2,048)	-	-	-
Balance, November 28, 2021	20,965,144	$2,096	$169,591	$(24,680)	$(830)	506,934	$(9,397)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	39 Weeks Ended (Unaudited)
	November 27,	November 28,
	2022	2021
Cash flows from operating activities:
Net earnings	$6,025	$6,508
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	826	805
Stock-based compensation	274	211
Deferred income taxes	265	405
Amortization of bond premium	125	718
Loss on sale of fixed assets	-	27
Changes in operating assets and liabilities	(5,381)	(5,418)
Net cash provided by operating activities	2,134	3,256

Cash flows from investing activities:
Purchase of property, plant and equipment	(749)	(3,586)
Proceeds from sales of property, plant and equipment	-	14
Purchases of marketable securities	(39,785)	(41,471)
Proceeds from sales and maturities of marketable securities	36,199	19,538
Net cash used in investing activities	(4,335)	(25,505)

Cash flows from financing activities:
Dividends paid	(6,139)	(6,125)
Proceeds from exercise of stock options	139	739
Net cash used in financing activities	(6,000)	(5,386)

Decrease in cash and cash equivalents:	(8,201)	(27,635)
Cash and cash equivalents, beginning of period	12,811	41,595
Cash and cash equivalents, end of period	$4,610	$13,960

Supplemental cash flow information:
Cash paid during the period for income taxes, net of refunds	$3,178	$3,733

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share (unless otherwise stated), per share and option amounts)

1. CONSOLIDATED FINANCIAL STATEMENTS

The Condensed Consolidated Balance Sheet and the Consolidated Statements of Shareholders’ Equity as of November 27, 2022, the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Earnings for the 13 weeks and 39 weeks ended November 27, 2022 and November 28, 2021, and the Condensed Consolidated Statements of Cash Flows for the 39 weeks then ended have been prepared by Park Aerospace Corp. (the “Company”), without audit. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at November 27, 2022 and the results of operations and cash flows for all periods presented. The Consolidated Statements of Operations are not necessarily indicative of the results to be expected for the full fiscal year or any subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2022. There have been no significant changes to such accounting policies during the 39 weeks ended November 27, 2022.

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

The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and any long-lived assets written down to fair value. To measure fair value of such assets, the Company uses Level 3 inputs consisting of techniques including an income approach and a market approach. The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the discounted cash flow analysis require the exercise of significant judgment, including judgment about appropriate discount rates, terminal values, growth rates and the amount and timing of expected future cash flows. With respect to goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that fair value is less than carrying value. If, based on that assessment, the Company believes it is more likely than not that fair value is less than carrying value, a goodwill impairment test is performed. There have been no changes in events or circumstances which required impairment charges to be recorded during the 13 weeks and 39 weeks ended November 27, 2022.

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

The following is a summary of available-for-sale securities:

	November 27, 2022
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$79,512	$79,512	$-	$-
U.S. corporate debt securities	19,181	19,181	-	-
Total marketable securities	$98,693	$98,693	$-	$-

	February 27, 2022
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$62,612	$62,612	$-	$-
U.S. corporate debt securities	34,938	34,938	-	-
Total marketable securities	$97,550	$97,550	$-	$-

The following table shows the amortized cost basis of, and gross unrealized gains and losses on, the Company’s available-for-sale securities:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses
November 27, 2022:
U.S. Treasury and other government securities	$85,196	$-	$5,684
U.S. corporate debt securities	19,364	-	183
Total marketable securities	$104,560	$-	$5,867

February 27, 2022:
U.S. Treasury and other government securities	$65,177	$5	$2,570
U.S. corporate debt securities	35,064	5	131
Total marketable securities	$100,241	$10	$2,701

The estimated fair values of such securities at November 27, 2022 by contractual maturity are shown below:

Due in one year or less	$30,520
Due after one year through five years	68,173
$98,693

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

	November 27,	February 27,
	2022	2022

Inventories:
Raw materials	$5,935	$4,026
Work-in-process	504	253
Finished goods	377	378
	$6,816	$4,657

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

Future minimum lease payments under non-cancellable operating leases as of November 27, 2022 are as follows:

Fiscal Year:
2022	$13
2023	53
2024	36
2025	-
2026	-
Thereafter	162
Total undiscounted operating lease payments	264
Less imputed interest	(70)
Present value of operating lease payments	$194

The above payment schedule includes renewal options that the Company is reasonably likely to exercise. Leases with an initial term of 12 months or less are not recorded on the Company’s condensed consolidated balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the terms of the leases.

For the 13 weeks and 39 weeks ended November 27, 2022, the Company’s operating lease expenses were $15 and $46, respectively. Cash payments of $40, pertaining to operating leases, are reflected in the cash flow statement under cash flows from operating activities.

The following table sets forth the right-of-use assets and operating lease liabilities as of November 27, 2022:

Operating right-of-use assets	$163

Operating lease liabilities	$53
Long-term operating lease liabilities	141
Total operating lease liabilities	$194

The Company’s weighted average remaining lease term for its operating leases is 7.4 years.

In December 2018, the Company entered into a Development Agreement with the City of Newton (“City”), Kansas and the Board of County Commissioners of Harvey County, Kansas. Pursuant to this agreement, the Company agreed to construct and operate a redundant manufacturing facility of approximately 90,000 square feet for the design, development and manufacture of advanced composite materials and parts, structures and assemblies for aerospace. The Company further agreed to equip the facility through the purchase of machinery, equipment and furnishings and to create additional new full-time employment of specified levels during a five-year period. In exchange for these agreements, the City and the County agreed to lease to the Company three acres of land at the Newton, Kansas Airport, in addition to the eight acres previously leased to the Company by the City and County. The City and County further agreed to provide financial and other assistance toward the construction of the additional facility as set forth in the Development Agreement. The Company estimates the total cost of the additional facility to be approximately $19,800. The expansion construction is complete and is undergoing customer qualifications, which are expected to be completed in the first half of the 2023 calendar year. As of November 27, 2022, the Company had $225 in equipment purchase obligations and $19,314 of construction-in-progress related to the additional facility.

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

6. STOCK-BASED COMPENSATION

As of November 27, 2022, the Company had a 2018 Stock Option Plan (the “2018 Plan”) and no other stock-based compensation plan. The 2018 Plan was adopted by the Board of Directors of the Company on May 8, 2018 and approved by the shareholders of the Company at the Annual Meeting of Shareholders of the Company on July 24, 2018 and provides for the grant of options to purchase up to 800,000 shares of common stock of the Company. Prior to the 2018 Plan, the Company had the 2002 Stock Option Plan (the “2002 Plan”) which had been approved by the Company’s shareholders and provided for the grant of stock options to directors and key employees of the Company. All options granted under the 2018 Plan and 2002 Plan have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant which, pursuant to the terms of such Plans, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted. Options granted under the Plans become exercisable 25% one year after the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire 10 years after the date of grant. Upon termination of employment or service as a director, all options held by the optionee that have not previously become exercisable shall terminate and all other options held by such optionee may be exercised, to the extent exercisable on the date of such termination, for a limited time after such termination. Any shares of common stock subject to an option under the 2018 Plan, which expire or are terminated unexercised as to such shares, shall again become available for issuance under the 2018 Plan.

During the 39 weeks ended November 27, 2022, the Company granted options under the 2018 Plan to purchase a total of 131,600 shares of common stock to its directors and certain of its employees. The future compensation expense to be recognized in earnings before income taxes is $338 and will be recorded on a straight-line basis over the requisite service period. The weighted average fair value of the granted options was $2.66 per share using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 2.69%-2.70%; expected volatility factor of 28.2%-28.3%; expected dividend yield of 3.32%; and estimated option term of 5.4-8.1 years.

The risk-free interest rates were based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the estimated terms of the options at the date of the grant. Volatility factors were based on historical volatility of the Company’s common stock. The expected dividend yields were based on the regular quarterly cash dividend per share most recently declared by the Company and on the exercise price of the options granted during the 13 weeks and 39 weeks ended November 27, 2022. The estimated term of the options was based on evaluations of the historical and expected future employee exercise behavior.

The following is a summary of option activity for the 39 weeks ended November 27, 2022:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance, February 27, 2022	648,300	$12.96		$493
Granted	131,600	12.06
Exercised	(13,000)	10.67
Terminated or expired	(74,225)	12.86
Balance, November 27, 2022	692,675	$12.84	6.05	$610
Vested and exercisable, November 27, 2022	388,288	$12.74	4.12	$381

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

The following table sets forth the calculation of basic and diluted earnings per share:

	13 Weeks Ended		39 Weeks Ended
	November 27, 2022	November 28, 2021	November 27, 2022	November 28, 2021

Net earnings	$2,230	$1,741	$6,025	$6,508
Weighted average common shares outstanding for basic EPS	20,471	20,450	20,463	20,410
Net effect of dilutive options	39	53	43	156
Weighted average shares outstanding for diluted EPS	20,510	20,503	20,506	20,566
Basic earnings per share	$0.11	$0.09	$0.29	$0.32
Diluted earnings per share	$0.11	$0.08	$0.29	$0.32

Potentially dilutive securities, which were not included in the computation of diluted earnings per share, because either the effect would have been anti-dilutive or the options’ exercise prices were greater than the average market price of the common stock, were 595,000 and 322,000 for the 13 weeks ended November 27, 2022 and November 28, 2021, respectively, and 498,000 and 221,000 for the 39 weeks ended November 27, 2022 and November 28, 2021, respectively.

8. SHAREHOLDERS’ EQUITY

On May 23, 2022, the Company announced that its Board of Directors authorized the Company’s purchase, on the open market and in privately negotiated transactions, of up to 1,500,000 additional shares of its common stock. This authorization supersedes any unused prior Board of Directors’ authorizations to purchases shares of the Company’s Common Stock. As a result, the Company is authorized to purchase up to a total of 1,500,000 shares of its common stock, representing approximately 7.3% of the Company’s 20,471,210 total outstanding shares as of the close of business on January 2, 2023. There is no assurance the Company will purchase any shares pursuant to this Board of Directors’ authorization. Shares purchased by the Company, if any, will be retained as treasury stock and will be available for use under the Company’s stock option plan and for other corporate purposes.

The Company did not purchase any shares of its common stock during the 39 weeks ended November 27, 2022 and November 28, 2021.

9. RESTRUCTURING CHARGES

The Company recorded restructuring charges of $0 for both the 13 weeks and 39 weeks ended November 27, 2022 compared to $13 and $197, respectively, for the 13 weeks and 39 weeks ended November 28, 2021, related to the closure of the Company’s Park Aerospace Technologies Asia Pte, Ltd facility located in Singapore.

10. INCOME TAXES

For the 13 weeks and 39 weeks ended November 27, 2022, the Company recorded income tax provisions from operations of $990 and $2,362, respectively, which included discrete income tax provisions of $58 and $133, respectively. Additionally, tax expense was negatively impacted by $153 in the 13 weeks and 39 weeks ended November 27, 2022 by tax deductions becoming unavailable due to stock options expiring unexercised. For the 13 weeks and 39 weeks ended November 28, 2021, the Company recorded income tax provisions from operations of $569 and $2,571, respectively, which included discrete income tax provisions of $5 and $175, respectively.

The Company’s effective tax rates for the 13 weeks and 39 weeks ended November 27, 2022 were income tax provisions of 30.7% and 28.2%, respectively, compared to income tax provisions of 24.6% and 28.3% in the comparable prior periods. The effective tax rates for the 13 weeks and 39 weeks ended November 27, 2022 were higher than the U.S. statutory rate of 21% primarily due to state and local taxes and a discrete income tax provision for the accrual of interest related to unrecognized tax benefits and tax deductions becoming unavailable. The effective rates for the 13 weeks and 39 weeks ended November 28, 2021 were higher than the U.S. statutory rate of 21% primarily due to state and local taxes and discrete income tax provisions for the write-off of deferred tax assets and liabilities related to its closed Singapore facility and for the accrual of interest related to unrecognized tax benefits.

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

Financial information regarding the Company’s continuing operations by geographic region is as follows:

	13 Weeks Ended		39 Weeks Ended
	November 27, 2022	November 28, 2021	November 27, 2022	November 28, 2021

Sales:
North America	$12,072	$13,231	$36,960	$39,285
Asia	363	218	640	542
Europe	1,432	415	2,925	1,249
Total sales	$13,867	$13,864	$40,525	$41,076

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

Financial Overview

The Company's total net sales in the 13 weeks and 39 weeks ended November 27, 2022 were $13.9 million and $40.5 million, respectively, compared to $13.9 million and $41.1 million, respectively, in the 13 weeks and 39 weeks ended November 28, 2021.

The Company’s gross profit margins, measured as percentages of sales, were 32.0% and 31.1%, respectively, in the 13 weeks and 39 weeks ended November 27, 2022 compared to 27.7% and 33.4%, respectively, in the 13 weeks and 39 weeks ended November 28, 2021. The higher gross profit margin for the 13 weeks ended November 27, 2022 compared to last year’s comparable period was primarily due to a favorable sales mix and higher production volumes partially offset by increases in material costs, utility costs, supplier costs, freight costs and other costs due to inflation. The lower gross profit margin for the 39 weeks ended November 27, 2022 compared to last year’s comparable period was primarily due to a favorable sales mix in the prior year’s first quarter and increases in material costs, utility costs, supplier costs, freight costs and other costs due to inflation.

The Company’s net earnings increased 28% in the 13 weeks ended November 27, 2022 compared to the 13 weeks ended November 28, 2021 primarily as a result of a favorable sales mix, higher production levels, recovery of a bad debt and higher interest income partially offset by increases in material costs, utility costs, supplier costs, freight costs and other costs due to inflation. The Company’s net earnings decreased 7% in the 39 weeks ended November 27, 2022 compared to the 39 weeks ended November 28, 2021 primarily as a result of a less favorable sales mix and increases in material costs, utility costs, supplier costs, freight costs and other costs due to inflation, partially offset by higher interest income compared to last year’s comparable period. Additionally, tax expense was negatively impacted by $153,000 in the 13 weeks and 39 weeks ended November 27, 2022 by tax deductions becoming unavailable due to stock options expiring unexercised.

The Company is experiencing inflation in raw material and other costs. The impact of inflation on the Company’s profits has been partially mitigated by the Company’s ability to adjust pricing for a portion of its sales to pass the impact of inflation through to its customers.

With the recovery of the aerospace markets, some companies in the aerospace supply chain may not be fully prepared to ramp up their production as quickly as needed, which may create a risk to the Company of not getting enough raw materials on a timely basis to fully support the Company’s customers’ demands. Delays in raw material shipments continue to represent a risk to the Company.

Programs that the Company supplies into may also be experiencing supply chain issues from other suppliers to the programs. The Company’s sales could be impacted by delays in its customers’ production schedules caused by other suppliers in the chain.

The tight labor market has created challenges in hiring personnel. Although the Company feels very positive about its workforce, high wage inflation creates challenges in hiring to add to the Company’s employee base and has made recent progress in recruiting new employees. Additionally, the Company has a “Customer Flexibility Program” whereby employees can cross train on different equipment and processes to earn extra pay for attaining the added skills.

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

In December 2019, a novel strain of coronavirus was reported in Wuhan, China and since spread worldwide, including to the United States, posing public health risks that reached pandemic proportions (the “COVID-19 Pandemic”).

The COVID-19 Pandemic and resultant global economic crisis had significant impacts on the Company’s results of operations and cash flow for the 13 weeks and 39 weeks ended November 27, 2022 and November 28, 2021, respectively. The COVID-19 Pandemic and crisis had significant impacts on the markets the Company sells into, particularly the commercial and business aircraft markets. As a result, the Company experienced significant reductions in sales and backlog during those periods. The Company continues to experience the impacts related to raw material availability and costs.

Even after the COVID-19 Pandemic subsided, the Company continues to experience adverse impacts to its business as a result of the potential impact of the economic crisis on the markets the Company serves.

Results of Operations:

The following table sets forth the components of the consolidated statements of operations:

	13 Weeks Ended			39 Weeks Ended

(amounts in thousands, except per share	November 27,	November 28,	%	November 27,	November 28,	%
amounts)	2022	2021	Change	2022	2021	Change

Net sales	$13,867	$13,864	0.0%	$40,525	$41,076	(1.3)%
Cost of sales	9,423	10,028	(6.0)%	27,903	27,357	2.0%
Gross profit	4,444	3,836	15.8%	12,622	13,719	(8.0)%
Selling, general and administrative expenses	1,523	1,593	(4.4)%	4,888	4,729	3.4%
Restructuring charges	-	13	0.0%	-	197	0.0%
Earnings from operations	2,921	2,230	31.0%	7,734	8,793	(12.0)%
Interest and other income	299	80	273.8%	653	286	128.3%
Earnings from operations before income taxes	3,220	2,310	39.4%	8,387	9,079	(7.6)%
Income tax provision	990	569	74.0%	2,362	2,571	(8.1)%
Net earnings	$2,230	$1,741	28.1%	$6,025	$6,508	(7.4)%

Earnings per share:
Basic:
Basic earnings per share	$0.11	$0.09	22%	$0.29	$0.32	(9)%

Diluted:
Diluted earnings per share	$0.11	$0.08	38%	$0.29	$0.32	(9)%

Net Sales

The Company’s total net sales worldwide in the 13 weeks and 39 weeks ended November 27, 2022 were $13.9 million and $40.5 million, respectively, compared to $13.9 million and $41.1 million, respectively, in the 13 weeks and 39 weeks ended November 28, 2021.

Gross Profit

The Company’s gross profit in the 13 weeks ended November 27, 2022 was higher than its gross profit in the prior year’s comparable period, and the gross profit as a percentage of sales for the Company’s worldwide operations in the 13 weeks ended November 27, 2022 increased to 32.0% from 27.7% in the 13 weeks ended November 28, 2021. The higher gross profit margin for the 13 ended November 27, 2022 compared to last year’s comparable period was primarily due to a favorable sales mix partially offset by increases in material costs, utility costs, supplier costs, freight costs and other costs due to inflation.

The Company’s gross profit in the 39 weeks ended November 27, 2022 was lower than its gross profit in the prior year’s comparable period, and the gross profit as percentage of sales for the Company’s worldwide operations in the 39 weeks ended November 27, 2022 decreased to 31.1% from 33.4% in the 39 weeks ended November 28, 2021. The lower gross profit margin for the 39 weeks ended November 27, 2022 compared to last year’s comparable period was primarily due to a less favorable sales mix, and increases in material costs, utility costs, supplier costs, freight costs and other costs due to inflation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $70,000 during the 13 weeks ended November 27, 2022, or by 4.4%, compared to the prior year’s comparable period, and these expenses, measured as percentages of sales, were 11.0% in the 13 weeks ended November 27, 2022 compared to 11.5% in the 13 weeks ended November 28, 2021. The decrease were primarily due to recovery of bad debt expense related to a customer bankruptcy.

Selling, general and administrative expenses increased by $159,000 during the 39 weeks ended November 27, 2022, or by 3.4%, compared to the prior year’s comparable period, and these expenses, measured as percentages of sales, were 12.1% in the 39 weeks ended November 27, 2022 compared to 11.5% in the 39 weeks ended November 28, 2021. The increases were primarily due to increased salary expense, travel and entertainment expense and freight out.

Selling, general and administrative expenses included stock option expenses of $95,000 and $274,000, respectively, for the 13 weeks and 39 weeks ended November 27, 2022, compared to stock option expenses of $73,000 and $211,000, respectively, for the 13 weeks and 39 weeks ended November 28, 2021.

Restructuring Charges

In the 13 weeks and 39 weeks ended November 28, 2021, the Company recorded no pre-tax restructuring charges in connection with the closure of the Company’s Park Aerospace Technologies Asia Pte. Ltd facility located in Singapore compared to $13,000 and $197,000, respectively, in the prior year’s comparable periods.

Earnings from operations

For the reasons set forth above, the Company’s earnings were $2.9 million and $7.7 million, respectively, for the 13 weeks and 39 weeks ended November 27, 2022 compared to $2.2 million and $8.8 million, respectively, for the 13 weeks and 39 weeks ended November 28, 2021.

Interest and Other Income

Interest and other income were $299,000 and $653,000, respectively, for the 13 weeks and 39 weeks ended November 27, 2022, compared to $80,000 and $286,000, respectively, for the prior year's comparable periods. Interest income increased 273.8% and 128.3%, respectively, for the 13 weeks and 39 weeks ended November 27, 2022 primarily as a result of weighted average interest rates in the 13 weeks and 39 weeks ended November 27, 2022, compared to the prior year's comparable periods. During the 13 weeks and 39 weeks ended November 27, 2022, the Company earned interest income principally from its investments, which consisted primarily of short-term instruments and money market funds.

Income Tax Provision

For the 13 weeks and 39 weeks ended November 27, 2022, the Company recorded income tax provisions of $990,000 and $2.4 million, respectively, which included discrete income tax provisions of $58,000 and $133,000, respectively, for the accrual of interest related to unrecognized tax benefits and tax deductions becoming unavailable related to stock options expiring unexercised. Additionally, tax expense was negatively impacted by $153,000 in the 13 weeks and 39 weeks ended November 27, 2022 by tax deductions becoming unavailable due to stock options expiring unexercised. For the 13 weeks and 39 weeks ended November 28, 2021, the Company recorded income tax provisions of $569,000 and $2.6 million, respectively, which included discrete income tax provisions of $5,000 and $175,000, respectively, for the write-off of deferred tax assets and liabilities related to a change in the tax filing basis of the Company’s Singapore entity and the accrual of interest related to unrecognized tax benefits.

The Company’s effective tax rates for the 13 weeks and 39 weeks ended November 27, 2022 were 30.7% and 28.2%, respectively, compared to 24.6% and 28.3%, respectively, in the prior year’s comparable periods. The effective tax rates for the 13 weeks and 39 weeks ended November 27, 2022 were higher than the U.S. statutory rate of 21% primarily due to state and local taxes and liabilities, the accrual of interest related to unrecognized tax benefits and the tax deductions becoming unavailable due to stock options expiring unexercised . The effective rates for the 13 weeks and 39 weeks ended November 28, 2021 were higher than the U.S. statutory rate of 21% primarily due to state and local taxes, the write-off of deferred tax assets and the accrual of interest related to unrecognized tax benefits.

Net Earnings

For the reasons set forth above, the Company's net earnings for the 13 weeks and 39 weeks ended November 27, 2022 were $2.2 million and $6.0 million, respectively, compared to net earnings of $1.7 million and $6.5 million, respectively, for the 13 weeks and 39 weeks ended November 28, 2021.

Basic and Diluted Earnings Per Share

In the 13 weeks and 39 weeks ended November 27, 2022, basic and diluted earnings per share were $0.11 and $0.29, respectively, compared to basic and diluted earnings per share of $0.08 and $0.09, respectively, in the 13 weeks ended November 28, 2021 and  basic and diluted earnings per share of $0.32 in the 39 weeks ended November 28, 2021.

Liquidity and Capital Resources - Continuing Operations:

(amounts in thousands)	November 27,	February 27,
	2022	2022	Change

Cash and cash equivalents and marketable securities	$103,303	$110,361	$(7,058)
Working capital	116,958	120,147	(3,189)

	39 Weeks Ended
(amounts in thousands)	November 27,	November 28,
	2022	2021	Change

Net cash provided by operating activities	$2,134	$3,256	$(1,122)
Net cash used in investing activities	(4,335)	(25,505)	21,170
Net cash used in financing activities	(6,000)	(5,386)	(614)

Cash and Marketable Securities

Of the $103.3 million of cash and cash equivalents and marketable securities at November 27, 2022, $28.0 million was owned by one of the Company’s wholly owned foreign subsidiaries.

The change in cash and cash equivalents and marketable securities at November 27, 2022 compared to February 27, 2022 was the result of capital expenditures, dividends paid to shareholders and cash used in operating activities and a number of additional factors. The significant change in cash used in operating activities were as follows:

●	accounts receivable increased by 7% at November 27, 2022 compared to February 27, 2022 primarily due to timing of sales;

●	inventories increased by 46% at November 27, 2022 compared to February 27, 2022 primarily due to timing of raw materials purchases;

●	prepaid and other current assets increased by 38% at November 27, 2022 compared to February 27, 2022 primarily due to marketable securities and prepaid insurances;

●	accounts payable decreased by 7% at November 27, 2022 compared to February 27, 2022 primarily due to timing of vendor payments;

●	accrued liabilities decreased by 15% at November 27, 2022 compared to February 27, 2022 primarily due to decreases in bonus and profit sharing accruals; and

●	Income taxes payable decreased by 20% at November 27, 2022 compared to February 27, 2022 due to the recorded tax provision.

In addition, the Company paid $6.1 million in cash dividends in each of the 39-week periods ended November 27, 2022 and November 28, 2021.

Working Capital

The decrease in working capital at November 27, 2022 compared to February 27, 2022 was due principally to the decrease in cash and cash equivalents and marketable securities, partially offset by increases in accounts receivable, inventories and prepaid and other current assets, and decreases in accounts payable, accrued liabilities and income taxes payable.

The Company's current ratio (the ratio of current assets to current liabilities) was 19.4 to 1.0 at November 27, 2022 compared to 20.1 to 1.0 at February 27, 2022.

Cash Flows

During the 39 weeks ended November 27, 2022, the Company's net loss, before depreciation and amortization, deferred income taxes, stock-based compensation, amortization of bond premium and changes in operating assets and liabilities, was $2.1 million. During the same 39-week period, the Company expended $749,000 for the purchase of property, plant and equipment, compared with $3.6 million during the 39 weeks ended November 28, 2021. The Company paid $6.1 million in cash dividends in each of the 39-week periods ended November 27, 2022 and November 28, 2021.

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

Contractual Obligations:

The Company’s contractual obligations and other commercial commitments to make future payments under contracts, such as lease agreements, consist only of (i) operating lease commitments and (ii) commitments to purchase raw materials. The Company has no other long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments or contingent commitments, other than two standby letters of credit in the total amount of $140,000, to secure the Company’s obligations under its workers’ compensation insurance program.

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

The Company’s critical accounting policies that are important to the Consolidated Financial Statements and that entail, to a significant extent, the use of estimates and assumptions and the application of management’s judgment are described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2022. There have been no significant changes to such accounting policies during the 2023 fiscal year third quarter.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s market risk exposure at November 27, 2022 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended February 27, 2022.

Item 4. Controls and Procedures.

(a)    Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of November 27, 2022, the end of the quarterly fiscal period covered by this quarterly report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The following table provides information with respect to shares of the Company’s common stock acquired by the Company during each month included in the Company’s 2022 fiscal year third quarter ended November 27, 2022:

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 27, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at November 27, 2022 (unaudited) and February 27, 2022; (ii) Consolidated Statements of Operations for the 13 weeks and 39 weeks ended November 27, 2022 and November 28, 2021 (unaudited); (iii) Consolidated Statements of Comprehensive Earnings for the 13 weeks and 39 weeks ended November 27, 2022 and November 28, 2021 (unaudited); (iv) Consolidated Statements of Shareholders’ Equity at November 27, 2022 (unaudited) and November 28, 2021; and (v) Condensed Consolidated Statements of Cash Flows for the 39 weeks ended November 27, 2022 and November 28, 2021 (unaudited). * +

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 27, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at November 27, 2022 (unaudited) and February 27, 2022; (ii) Consolidated Statements of Operations for the 13 weeks and 39 weeks ended November 27, 2022 and November 28, 2021 (unaudited); (iii) Consolidated Statements of Comprehensive Earnings for the 13 weeks and 39 weeks ended November 27, 2022 and November 28, 2021 (unaudited); (iv) Consolidated Statements of Shareholders’ Equity at November 27, 2022 (unaudited) and November 28, 2021; and (v) Condensed Consolidated Statements of Cash Flows for the 39 weeks ended November 27, 2022 and November 28, 2021 (unaudited). * +

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

Park Aerospace Corp.
(Registrant)

/s/ Brian E. Shore
Date: January 6, 2023	Brian E. Shore
Chief Executive Officer
(principal executive officer)

/s/ P. Matthew Farabaugh
Date: January 6, 2023	P. Matthew Farabaugh
Senior Vice President and Chief Financial Officer
(principal financial officer)
(principal accounting officer)