Form 10-K
period 2023-02-26
PARK AEROSPACE CORP
filed 2023-05-12
CIK 76267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended February 26, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to _______

Commission file number 1-4415

PARK AEROSPACE CORP.,

(Exact Name of Registrant as Specified in Its Charter)

New York	11-1734643
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)
1400 Old Country Road, Westbury, New York (Address of Principal Executive Offices)	11590 (Zip Code)

Registrant’s telephone number, including area code (631) 465-3600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $.10 per share	PKE	New York Stock Exchange

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

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Title of Class	Aggregate Market Value	As of Close of Business On
Common Stock, par value $.10 per share	$240,332,005	August 26, 2022

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding	As of Close of Business On
Common Stock, par value $.10 per share	20,471,210	May 5, 2023

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Shareholders to be held July 18, 2023 incorporated by reference into Part III of this Report.

PART I

ITEM 1.	BUSINESS.

General

Park Aerospace Corp. (“Park”), and its subsidiaries (unless the context otherwise requires, Park and its subsidiaries are hereinafter called the “Company”), is an aerospace company which develops and manufactures solution and hot-melt advanced composite materials used to produce composite structures for the global aerospace markets.  Park’s advanced composite materials include film adhesives and lightning strike protection materials.  Park offers an array of composite materials specifically designed for hand lay-up or automated fiber placement (AFP) manufacturing applications.  Park’s advanced composite materials are used to produce primary and secondary structures for jet engines, large and regional transport aircraft, military aircraft, Unmanned Aerial Vehicles (UAVs commonly referred to as “drones”), business jets, general aviation aircraft and rotary wing aircraft. Park also offers specialty ablative materials for rocket motors and nozzles and specially designed materials for radome applications.  As a complement to Park’s advanced composite materials offering, Park designs and fabricates composite parts, structures and assemblies and low-volume tooling for the aerospace industry.  Target markets for Park’s composite parts and structures (which include Park’s proprietary composite SigmaStrut™ and AlphaStrut™ product lines) are, among others, prototype and development aircraft, special mission aircraft, spares for legacy military and civilian aircraft and exotic spacecraft. Park’s core capabilities are in the areas of polymer chemistry formulation and coating technology.

On January 5, 2022, Park announced that it entered into a Business Partner Agreement with ArianeGroup SAS of Les Mureaux, France.  Under the Business Partner Agreement, ArianeGroup SAS appointed Park as its exclusive North American distributor of ArianeGroup’s RAYCARB C2®B NG proprietary product.  RAYCARB C2®B NG is used to produce ablative composite materials for critical rocketry and missile systems.

Park is a long-term customer of ArianeGroup and uses ArianeGroup’s RAYCARB C2®B NG product in the production of many of Park’s key ablative materials, which Park supplies into critical rocket and missile programs.  Park will continue to purchase RAYCARB C2®B NG for its own programs, and, through the Business Partner Agreement, Park is now taking on the new role of ArianeGroup’s exclusive North American distributor for its RAYCARB C2®B product.

The Company's manufacturing and research and development facilities are located in Newton, Kansas.

Park was founded in 1954 by Jerry Shore, who was the Company’s Chairman of the Board until July 14, 2004.

The Company makes available free of charge on its website, www.parkaerospace.com, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. None of the information on the Company's website shall be deemed to be a part of this Report.

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

During the Company’s 2023, 2022 and 2021 fiscal years, 41.2%, 49.5% and 27.9%, respectively, of the Company’s total worldwide net sales were to affiliate and non-affiliate subtier suppliers of General Electric Company, a leading manufacturer of aerospace engines. Sales to AAE Aerospace were 20.7% of the Company’s total worldwide sales in the 2021 fiscal year. During the 2023, 2022 and 2021 fiscal years, sales to no other customer of the Company equaled or exceeded 10% of the Company’s total worldwide sales. The loss of a major customer or of a group of customers could have a material adverse effect on the Company’s business or its consolidated results of operations or financial position.

Manufacturing

The Company’s manufacturing facilities for aerospace composite materials and for composite structures and assemblies are located in Newton, Kansas. On August 19, 2019, the Company broke ground on the expansion of its facilities located in Newton, Kansas, which included the construction of a redundant manufacturing facility located adjacent to the existing facility.  The 90,000 square feet expansion essentially doubled the size of the Company’s existing Newton, Kansas facilities.  The new facility was originally conceived of as a redundant manufacturing facility for Park’s major aerospace customer and the large aerospace OEMs it supports, but it will also support additional manufacturing capacity. The expansion includes enhanced and upgraded hot-melt film and tape lines and mixing and delivery systems, an expanded production lab, a new R&D lab, additional freezer and storage space and additional infrastructure to support the expanded operation.  The expansion includes space for additional machinery and equipment. See Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report. See “Operations” elsewhere in this Report.

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

Materials and Sources of Supply

The Company designs and manufactures its aerospace composite materials and film adhesives to its own specifications and to the specifications of its customers. Product development efforts are focused on developing prepreg materials that meet the specifications of the customers. The materials used in the manufacture of these engineered materials include graphite and carbon fibers and fabrics, carbonized rayon, aramids, such as Kevlar® ("Kevlar" is a registered trademark of E.I. du Pont de Nemours & Co.) and Twaron® (“Twaron” is a registered trademark of Teijin Twaron B.V. LLC), quartz, fiberglass, polyester, specialty chemicals, resins, films, plastics, adhesives and certain other synthetic materials. The Company purchases these materials from several suppliers. Substitutes for many of these materials are not readily available. The qualification and certification of aerospace composite materials for certain FAA certified aircraft typically include specific requirements for raw material supply and may restrict the Company’s flexibility in qualifying alternative sources of supply for certain key raw materials. The Company continues to work to determine acceptable alternatives for several raw materials.

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

Backlog

The Company considers an item as backlog when it receives a purchase order specifying the number of units to be purchased, the purchase price, specifications and other customary terms and conditions. At April 24, 2023, the unfilled portion of all purchase orders received by the Company, and believed by it to be firm, was $29,035,974, compared to $25,895,809 at April 25, 2022. A major portion of the Company’s backlog consists of composite materials.

Various factors contribute to the size of the Company’s backlog. Accordingly, the foregoing information may not be indicative of the Company’s results of operations for any period subsequent to the fiscal year ended February 26, 2023.

Patents and Trademarks

The Company holds several patents and trademarks or licenses thereto. In the Company’s opinion, some of these patents and trademarks are important to its products. Generally, however, the Company does not believe that an inability to obtain new; or to defend existing, patents and trademarks would have a material adverse effect on the Company.

The Company’s Workforce

At February 26, 2023, the Company had 110 employees. The Company’s success and future depends on the skills, experience, industry knowledge, passion and dedication of its work force. The Company places significant focus and attention on attracting, developing and retaining its employees, as well as ensuring its work force reflects Park’s principles of integrity and humility. These principles ensure that every Park employee is held to his or her word, and that every Park employee continuously strives to excel. These two principles guide Park’s actions, and the Company believes, foster a healthy work environment where all Park employees are treated with dignity and respect, irrespective of their backgrounds. The Company also believes that its principles are critical to fostering and maintaining what it calls Park’s “niche” culture of doing what others are unwilling or unable to do.

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

There are a limited number of qualified suppliers of the principal materials used by the Company in its manufacture of aerospace composite materials and composite structures and assemblies. The Company has qualified alternate sources of supply for many, but not all, of its raw materials, but certain raw materials are produced by only one supplier. In some cases, substitutes for certain raw materials are not always readily available, and in the past, there have been shortages in the market for certain of these materials. Raw material substitutions for certain aircraft related products may require governmental (such as FAA) approval. While the Company considers its relationships with its suppliers to be strong, a shortage of these materials or a disruption of the supply of these materials caused by a natural disaster or otherwise could materially increase the Company’s cost of operations and could materially adversely affect the business and results of operations of the Company. Likewise, significant increases in the cost of materials purchased by the Company could also materially increase the Company’s cost of operations and could have a material adverse effect on the Company’s business and results of operations if the Company were unable to pass such increases through to its customers. If one or more of the Company’s suppliers is required to temporarily close manufacturing facilities, the Company’s ability to procure raw materials for its manufacturing processes may become limited and this could ultimately limit the Company’s ability to manufacture its products.

The Company's customer base is highly concentrated, and the loss of one or more customers could adversely affect the Company's business.

A loss of one or more key customers could adversely affect the Company's profitability.  The Company's customer base is concentrated, in part, because the Company's business strategy has been to develop long-term relationships with a select group of customers. During the Company's fiscal years ended February 26, 2023, February 27, 2022 and February 28, 2021, the Company's ten largest customers accounted for approximately 71%, 77% and 71%, respectively, of net sales. The Company expects sales to a relatively small number of customers will continue to account for a significant portion of its net sales for the foreseeable future. See “Customers and End Markets” in Item 1 of Part I of this Report.

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

The Company’s Stock is included in certain market indices. Funds that are based on the indices the Company’s stock is included in are required to own the Company’s stock. A change in any index the Company is included in could create sudden movement in the Company’s stock price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Set forth below are the locations of the significant properties owned and leased by the Company, the business use of the properties and the size of each such property. The Newton, Kansas property is used principally as a manufacturing facility. The lease for the Newton, Kansas location is a ground lease.

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

During the 2022 fiscal year, the Company completed the closure of its dormant Park Aerospace Technologies Asia Pte. Ltd. facility located in Singapore.

In December 2018, the Company entered into a Development Agreement with the City of Newton, Kansas and the Board of County Commissioners of Harvey County, Kansas. Pursuant to this agreement, the Company agreed to construct and operate a redundant manufacturing facility of approximately 90,000 square feet for the design, development and manufacture of advanced composite materials and parts, structures and assemblies for aerospace. The Company further agreed to equip the facility through the purchase of machinery, equipment and furnishings and to create additional new full-time employment of specified levels during a five-year period. In exchange for these agreements, the City and the County agreed to lease to the Company three acres of land at the Newton, Kansas Airport, in addition to the eight acres previously leased to the Company by the City and County. The City and County further agreed to provide financial and other assistance toward the construction of the additional facility as set forth in the Development Agreement. The total cost of the additional facility was approximately $19.8 million, and the expansion is complete. As of February 26, 2023, the Company had $99,000 in equipment purchase obligations related to the additional facility.

Pursuant to the Development Agreement, the City provided a sales tax exemption for materials the Company purchased for the facility, subject to issuance of Industrial Revenue Bonds (“IRBs”). On June 7, 2022, the City issued IRB Series 2022, in an aggregate principal amount not to exceed $18,500,000, pursuant to a Trust Indenture between the City and Security Bank of Kansas City. The Company simultaneously entered into a Bond Purchase Agreement with the City, whereby the Company agreed to buy the IRBs at a purchase price equal to the par amount of the IRBs issued. The Company redeemed the IRBs in August 2022. Neither the purchase nor redemption of the IRBs had an impact on the Company’s Consolidated Statements of Operations.

ITEM 3.	LEGAL PROCEEDINGS.

No material pending legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

EXECUTIVE OFFICERS OF THE REGISTRANT.

Name	Title	Age

Brian E. Shore	Chief Executive Officer and Chairman of the Board of Directors	71

P. Matthew Farabaugh	Senior Vice President and Chief Financial Officer	62

Mark A. Esquivel	President and Chief Operating Officer	50

Cory Nickel	Senior Vice President and General Manager	51

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

Mr. Nickel was elected Senior Vice President and General Manager of the Company on August 15, 2022. He was appointed as Vice President and General Manager of the Company in October 2020. Mr. Nickel originally joined Park Aerospace Corp. in 2011 as a Solution Treater Operator, an entry level position.  He was promoted to Second Shift Production Supervisor in 2012, Production Manager in 2013, Materials Manufacturing Manager in 2014, Production Control Manager in 2015 and Operations Manager in 2017.   Prior to joining Park, Mr. Nickel served as a local High School Science Teacher with a focus on chemistry, physics and manufacturing technology.

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

For the Fiscal Year Ended	Stock Price		Dividends
February 26, 2023	High	Low	Declared
First Quarter	$14.21	$11.27	$0.10
Second Quarter	13.19	11.40	0.10
Third Quarter	13.82	10.08	0.10
Fourth Quarter	16.54	10.80	1.10	(a)

For the Fiscal Year Ended	Stock Price		Dividends
February 27, 2022	High	Low	Declared
First Quarter	$15.57	$13.03	$0.10
Second Quarter	16.20	14.40	0.10
Third Quarter	15.11	12.74	0.10
Fourth Quarter	13.74	12.73	0.10

(a) On February 9, 2023, the Company’s Board of Directors declared a special dividend of $1.00 per share payable April 6, 2023 to shareholders of record at the close of business on March 9, 2023. The total amount of this special dividend was approximately $20.5 million.

As of May 5, 2023, there were 459 holders of record of Common Stock.

The Company expects, for the foreseeable future, to continue to pay regular cash dividends.

The following table provides information with respect to shares of the Company’s Common Stock acquired by the Company during each month included in the Company’s 2023 fiscal year fourth quarter ended February 26, 2023:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

November 28 - December 26	0	$-	0

December 27 - January 26	0	$-	0

January 27 - February 26	0	$-	0

Total	0	$-	0	1,500,000 (a)

(a)	Aggregate number of shares available to be purchased by the Company pursuant to a share purchase authorization announced on May 23, 2022. Pursuant to such authorization, the Company is authorized to purchase its shares from time to time on the open market or in privately negotiated transactions.

On May 18, 2022, the Company’s Board of Directors authorized the Company’s purchase, on the open market and in privately negotiated transactions, of up to 1,500,000 shares of its Common Stock. This represents approximately 7% of the Company’s 20,458,210 total outstanding shares as of the close of business on May 18, 2022. This authorization supersedes any unused prior Board of Directors’ authorizations to purchase shares of the Company’s Common Stock.  As of February 26, 2023, the Company had not purchased any shares of the Company’s Common stock pursuant to the above authorization.

As previously announced by the Company, shares purchased by the Company will be retained as treasury stock and will be available for use under the Company’s stock option plan and for other corporate purposes.

Stock Performance Graph

The graph set forth below compares the annual cumulative total return for the Company’s five fiscal years ended February 26, 2023 among the Company, the New York Stock Exchange Market Index (the “NYSE Index”), and the Nasdaq US Small Cap Aerospace and Defense Index (the “Nasdaq Index”). The returns of each company in the Nasdaq Index have been weighted according to the Company’s stock market capitalization. The graph has been prepared based on an assumed investment of $100 on February 26, 2018 and the reinvestment of dividends (where applicable).

	2018	2019	2020	2021	2022	2023
Park Aerospace Corp.	$100.00	$127.88	$111.03	$114.66	$115.76	$140.61
NYSE Index	$100.00	$101.37	$101.35	$125.80	$140.61	$135.31
NASDAQ US Small Cap Aerospace and Defense Index	$100.00	$124.89	$122.18	$151.36	$145.36	$146.64

ITEM 6.	[RESERVED].

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General:

Park Aerospace Corp. (“Park” or the “Company”) is an aerospace company which develops and manufactures solution and hot-melt advanced composite materials used to produce composite structures for the global aerospace markets.  Park’s advanced composite materials include film adhesives and lightning strike protection materials.  Park offers an array of composite materials specifically designed for hand lay-up or automated fiber placement (AFP) manufacturing applications.  Park’s advanced composite materials are used to produce primary and secondary structures for jet engines, large and regional transport aircraft, military aircraft, Unmanned Aerial Vehicles (UAVs commonly referred to as “drones”), business jets, general aviation aircraft and rotary wing aircraft.  Park also offers specialty ablative materials for rocket motors and nozzles and specially designed materials for radome applications.  As a complement to Park’s advanced composite materials offering, Park designs and fabricates composite parts, structures and assemblies and low volume tooling for the aerospace industry.  Target markets for Park’s composite parts and structures (which include Park’s proprietary composite SigmaStrut™ and AlphaStrut™ product lines) are, among others, prototype and development aircraft, special mission aircraft, spares for legacy military and civilian aircraft and exotic spacecraft.

The Company’s fiscal year is the 52- or 53-week period ending the Sunday nearest to the last day of February. The 2023, 2022 and 2021 fiscal years ended on February 26, 2023, February 27, 2022 and February 28, 2021, respectively. The 2023, 2022 and 2021 fiscal years each consisted of 52 weeks. Unless otherwise indicated in this Discussion and Analysis, all references to years and quarters in this Discussion and Analysis are to the Company’s fiscal years and fiscal quarters, and all annual and quarterly information in this Discussion and Analysis is for such fiscal years and quarters, respectively.

2023 Financial Overview

In 2019, the Company announced the major expansion of its aerospace manufacturing, development and design facilities located at the Newton City-County Airport in Newton, Kansas.  This expansion includes the construction of a manufacturing facility located adjacent to Park’s existing Newton, Kansas facilities.  This facility, which was constructed in part to support a major aerospace customer, includes approximately 90,000 square feet of manufacturing and office space, and essentially doubled the size of Park’s existing Newton, Kansas manufacturing footprint.  The total cost of the expansion was approximately $19.8 million. The expansion is complete and includes new resin mixing and delivery systems, new hot-melt film and tape manufacturing lines, space to accommodate an additional hot-melt tape line or solution treating line, space to accommodate a confidential joint development project with a major aerospace customer, additional slitting capability, significant additional freezer and storage space, an expanded production lab, a new R&D lab and additional office space. Through February 26, 2023, the Company had incurred $19.6 million of costs for the expansion.

On February 9, 2023, the Company’s Board of Directors declared a special dividend of $1.00 per share payable April 6, 2023 to shareholders of record at the close of business on March 9, 2023. The total amount of this special dividend was approximately $20.5 million.

The Company's total net sales worldwide in 2023 were 1% higher than in 2022. Sales in 2023, to each of the markets the Company serves, were relatively even with the prior year sales levels.

The Company’s gross profit margin, measured as a percentage of sales, decreased to 30.5% in 2023 from 33.4% in 2022. Higher costs for raw materials, supplies, freight, utilities, costs related to the new equipment trials and qualifications and higher waste costs from increased change-over resulting from supply chain challenges and uncertainties led to the decrease in gross margins.

The Company’s earnings from operations in 2023 were 13% lower than in 2022, primarily as a result of higher costs for raw materials, supplies, freight, utilities, costs related to the new equipment trials and qualifications and higher waste costs from increased change-over resulting from supply chain challenges and uncertainties. The Company’s net earnings from continuing operations in 2023 were 27% higher than in 2022, primarily due to higher interest income and a reduction in uncertain tax positions, partially offset by the cost and expense increases mentioned above.

The Company is experiencing inflation in raw materials, supplies, freight costs and other costs and expenses. The impact of inflation on the Company’s profits has been partially mitigated by the Company’s ability to adjust pricing for a large portion of its sales to pass the impact of inflation through to its customers.

With the recovery of the aerospace markets, some companies in the aerospace supply chain have not been fully prepared to ramp up their production as quickly as needed, which has created a risk to the Company of not getting enough raw materials on a timely basis to fully support the Company’s customers’ demands. Delays of shipments of raw materials have impacted the Company’s production level and have caused inefficiencies in the Company’s manufacturing operations. The Company continues to experience supply chain challenges.

Programs that the Company supplies into are, in some cases, experiencing supply chain issues from other suppliers to the programs. The Company’s sales could be impacted by supply chain challenges its customers are experiencing from other suppliers.

The tight labor market has created challenges in hiring personnel. Although the Company feels very positive about its workforce, staffing to proper levels continues to pose challenges for the Company. The Company’s cross-training “Customer Flexibility Program” continues to help the Company to deal with the staffing shortages.

The war in Ukraine has not had a negative material impact on the Company’s results of operations, but the Company has a potential for an increase in future sales due to increases in spending worldwide on missile defense systems and other defense programs. The Company does not have any significant customers in Russia or Ukraine.  The Company has experienced some increases to raw material costs from overseas suppliers due to the impacts of the war in Ukraine.

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

Results of Operations:

2023 Compared to 2022

	Year Ended
	February 26,	February 27,
(Amounts in thousands, except per share amounts)	2023	2022	Increase / (Decrease)

Net sales	$54,055	$53,578	$477	1%
Cost of sales	37,582	35,661	1,921	5%
Gross profit	16,473	17,917	(1,444)	-8%
Selling, general and administrative expenses	6,519	6,249	270	4%
Restructuring charges	-	259	(259)	-100%
Earnings from operations	9,954	11,409	(1,455)	-13%
Interest and other income	1,078	375	703	187%
Earnings before income taxes	11,032	11,784	(752)	-6%
Income tax provision	301	3,320	(3,019)	-91%
Net earnings	$10,731	$8,464	$2,267	27%

Earnings per share:
Basic earnings per share	$0.52	$0.41	$0.11	27%

Diluted earnings per share	$0.52	$0.41	$0.11	27%

Net Sales

The Company’s total net sales worldwide in 2023 were 1% higher than in 2022. Sales in 2023, to each of the markets the Company serves, were relatively even with the prior year sales levels.

Gross Profit

The Company’s gross profit margin, measured as a percentage of sales, decreased to 30.5% in 2023 from 33.4% in 2022. Higher costs for raw materials, supplies, freight, utilities, costs related to the new equipment trials and qualifications and higher waste costs from increased change-over resulting from supply chain challenges and uncertainties led to a decrease in gross margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $270,000, or 4%, during 2023 compared to 2022. Such expenses, measured as percentages of sales, were 12.1% and 11.7% during 2023 and 2022, respectively.

Selling, general and administrative expenses in 2023 included $369,000 of stock option expenses compared to $285,000 of such expenses in 2022.

Restructuring Charges

Restructuring charges were nil in 2023 compared to $259,000 in 2022 related to the closure of the Company’s Park Aerospace Technologies Asia, Pte. Ltd. facility located in Singapore.

Earnings from Operations

For the reasons set forth above, the Company’s earnings from operations were $10.0 million for 2023. The Company’s earnings from continuing operations were $11.4 million for 2022, including the pretax charges of $259,000 for the closure of the facility located in Singapore.

Interest and Other Income

Interest and other income were $1.1 million and $375,000 for 2023 and 2022, respectively. The increase from 2022 was due primarily higher weighted average interest rates. During 2023 and 2022, the Company earned interest income principally from its investments, which were primarily in short-term instruments and money market funds.

Income Tax Provision

The Company’s effective income tax rate of 2.7% for 2023 was due primarily to the U.S. Federal rate and state income taxes, including $214,000 of additional tax due to tax deductions becoming unavailable related to stock options expiring unexercised in the 2023 fiscal year, offset by a reduction in uncertain tax positions related to the expiring statute of limitations of tax positions taken in prior years regarding the taxability of funds repatriated from the Company’s subsidiary in Singapore of $2.8 million. The Company’s effective income tax rate of 28.2% was higher in 2022, due to the lack of the uncertain tax position reduction as occurred in 2023.

Net Earnings from Operations

The Company’s net earnings from continuing operations for 2023 were $10.7 million, including the reduction in uncertain tax positions of $2.8 million and $214,000 of additional tax due to tax deductions becoming unavailable as a result of stock options expiring unexercised. The Company’s net earnings from continuing operations for 2022 were $8.5 million, including the pretax charges of $259,000 for the closure of the facility located in Singapore.

Basic and Diluted Earnings Per Share

Basic and diluted earnings per share for 2023 were $0.52, including the additional tax due to tax deductions becoming unavailable as a result of stock options expiring unexercised and the reduction in uncertain tax positions, compared to basic and diluted earnings per share for 2022 of $0.41, including the pretax charges for the closure of the facility located in Singapore. The net impact of the items described above was to increase basic and diluted earnings per share by $0.13 in 2023 and decrease basic and diluted earnings per share by $0.01 in 2022.

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

The Company’s loss from discontinued operations was lower in 2022 compared to 2021 primarily as a result of exiting the facility in Fullerton, California, previously used in the electronics operations, at the beginning of the third fiscal quarter of 2021.

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

Liquidity and Capital Resources:

(Amounts in thousands)	February 26,	February 27,	Increase /
	2023	2022	(Decrease)

Cash and marketable securities	$105,440	$110,361	$(4,921)
Working capital	96,455	120,147	(23,692)

From continuing operations	Fiscal Year Ended
(Amounts in thousands)	February 26,	February 27,	February 28,	Increase / (Decrease)
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021

Net cash provided by operating activities	$6,491	$8,201	$13,340	$(1,710)	$(5,139)
Net cash (used in) provided by investing activities	(7,018)	(29,556)	32,958	22,538	(62,514)
Net cash used in financing activities	(8,047)	(7,429)	(9,785)	(618)	2,356

Cash and Marketable Securities

The Company believes it has sufficient liquidity to fund its operating activities for the 12 months from the date of the filing of this Form 10-K Annual Report and for the foreseeable future thereafter.

The change in cash and marketable securities at February 26, 2023 compared to February 27, 2022 was primarily the result of positive operating cash flow more than offset by capital expenditures and regular quarterly dividends paid by the Company to its shareholders during 2023 and a number of additional factors. The significant changes in cash provided by operating activities were as follows:

●	accounts receivable increased by 20% at February 26, 2023 compared to February 27, 2022 due primarily to the increase in total net sales in the last month of 2023;

●

inventory increased 45% due primarily to higher raw material purchases at the end of February 2023, higher material costs and an increase of C2B material inventoried in support of the distributor agreement with ArianeGroup;

●	prepaid expenses and other current assets decreased 8% due primarily to the decrease in income tax receivable;

●	accounts payable increased 79% due primarily to the higher raw material purchases at the end of February 2023;

●	accrued liabilities decreased 10% due primarily to the reduction of payroll and services accruals; and

●	income taxes payable decreased 12% at February 26, 2023 compared to February 27, 2022 due to the current tax provision in excess of the tax payments.

In addition, the Company paid $8.2 million in cash dividends during 2023 and 2022.

In February 2023, the Company declared a special dividend of $1.00 per share. The Company recorded a dividend payable of $20.5 million at the end of 2023.

Working Capital

Working capital at February 26, 2023 was lower compared to February 27, 2022. Decreases in cash and cash equivalents and marketable securities and increases in accounts payable and dividends payable were partially offset by increases in accounts receivable, inventories and prepaid expenses and other current assets.

The Company's current ratio (the ratio of current assets to current liabilities) was 4.4 to 1 at February 26, 2023 compared to 20.1 to 1 at February 27, 2022.

Cash Flows

During 2023, the Company's net earnings from continuing operations, before depreciation and amortization, stock-based compensation, amortization of bond premium and gain on sale of fixed assets, were $12.6 million. Such earnings were decreased by changes in operating assets and liabilities of $6.1 million, resulting in $6.5 million of cash provided by operating activities from continuing operations. During 2023, the Company expended $1.0 million for the purchase of property, plant and equipment compared to $4.4 million during 2022 and the Company paid $8.2 million in cash dividends in 2023 and 2022.

Other Liquidity Factors

On December 22, 2017, the U.S. government enacted comprehensive tax reform commonly referred to as the Tax Cuts and Jobs Act (“TCJA” or “Tax Act”) and significantly revised U.S. corporate income tax by, among other things, lowering corporate income tax rates, imposing a one-time transition tax on deemed repatriated earnings of non-U.S. subsidiaries, and implementing a territorial tax system. As a result of the Tax Act, the Company recorded taxes payable to be paid in installments over eight years. The remaining balance of these installment payments, as of February 26, 2023, was approximately $12.6 million to be paid over the next four years.

The Company believes that its existing cash, cash equivalents and marketable securities, and cash flow from operations will be sufficient to fund necessary capital expenditures and operating cash requirements for at least the next twelve months from the date of the filing of this Form 10-K Annual Report. The Company further believes that its consolidated balance sheet and financial position are very strong.

Contractual Obligations:

The Company's contractual obligations and other commercial commitments to make future payments under contracts, such as lease agreements, consist only of operating lease commitments, commitments to purchase raw materials and commitments to purchase equipment, as described in Note 10 of the Notes to Consolidated Financial Statements included elsewhere in this Report. The Company has no other long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments or contingent commitments, other than two standby letters of credit in the total amount of $0.1 million to secure the Company's obligations under its workers’ compensation insurance program.

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

In 2023, 2022 and 2021, the Company incurred approximately $14,000, $13,000 and $9,000, respectively, for remedial response and voluntary cleanup costs and related legal fees, and the Company received, or expects to receive, reimbursement pursuant to general liability insurance coverage for approximately $14,000, $13,000 and $9,000, respectively, of such amounts. While annual environmental remedial response and voluntary cleanup expenditures, including legal fees, have generally been constant from year to year, and may increase over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At February 26, 2023 and February 27, 2022, there were no amounts recorded in accrued liabilities for environmental matters.

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

Recently Adopted Accounting Pronouncement

See Note 15 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for a discussion of the Company’s recently adopted accounting pronouncements.

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

Income Taxes

As part of the processes of preparing its consolidated financial statements, the Company is required to estimate the income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included in the Company’s Consolidated Balance Sheets. Deferred income taxes are provided for temporary differences in the reporting of certain items, such as depreciation and undistributed earnings of foreign subsidiaries, for income tax purposes compared to financial accounting purposes. In evaluating the Company’s ability to recover the deferred tax assets within the jurisdiction from which they arise, all positive and negative evidence is considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies and results of recent acquisitions. If these estimates and assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets, resulting in additional income tax expense in the Company’s Consolidated Statements of Operations, or conversely to further reduce the existing valuation allowance, resulting in less income tax expense. The Company evaluates the realizability of the deferred tax assets and assesses the need for additional valuation allowances quarterly.

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

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk – The exposure to market risks for changes in interest rates relates to the Company's short-term investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company’s short-term investment portfolio is managed in accordance with guidelines issued by the Company. These guidelines are designed to establish a high quality fixed income portfolio of government and highly rated corporate debt securities with a maximum weighted maturity of less than two years. Based on the average anticipated maturity of the investment portfolio at the end of the 2023 fiscal year, the Company does not believe that a hypothetical 10% fluctuation in short-term interest rates would have had a material impact on the consolidated results of operations or financial position of the Company.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Park Aerospace Corp. and subsidiaries (the “Company”) as of February 26, 2023 and February 27, 2022 and the related consolidated statements of operations, comprehensive earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended February 26, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 26, 2023 and February 27, 2022, and the results of its operations and its cash flows for each of the three years in the period ended February 26, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ CohnReznick LLP

We have served as the Company’s auditor since 2014.

Parsippany, New Jersey

May 12, 2023

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	February 26, 2023	February 27, 2022
ASSETS
Current assets:
Cash and cash equivalents	$4,237	$12,811
Marketable securities (Note 2)	101,203	97,550
Accounts receivable, less allowance for doubtful accounts of $120 and $104, respectively	9,989	8,339
Inventories (Note 3)	6,768	4,657
Prepaid expenses and other current assets	2,844	3,082
Total current assets	125,041	126,439

Property, plant and equipment, net (Note 3)	24,251	24,333
Operating right-of-use assets (Note 10)	150	203
Goodwill and other intangible assets, net (Note 3)	9,783	9,790
Other assets	108	122
Total assets	$159,333	$160,887

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,545	$2,534
Operating lease liabilities (Note 10)	53	53
Accrued liabilities (Note 3)	1,346	1,494
Dividend Payable	20,471	-
Income taxes payable	2,171	2,211
Total current liabilities	28,586	6,292

Long-term operating lease liabilities (Note 10)	129	174
Non-current income taxes payable (Note 4)	10,938	12,621
Deferred income taxes (Note 4)	1,995	1,671
Other liabilities (Note 4)	1,751	4,497
Total liabilities	43,399	25,255

Commitments and contingencies (Notes 10 and 11)

Shareholders' equity (Note 6):
Preferred stock, $1 par value per shares-authorized, 500,000 shares; issued, none	-	-
Common stock, $0.10 par value per shares-authorized, 60,000,000 shares; issued, 20,965,144 shares	2,096	2,096
Additional paid-in capital	169,932	169,665
Accumulated deficit	(42,694)	(24,767)
Accumulated other comprehensive loss	(4,244)	(1,965)
	125,090	145,029

Less treasury stock, at cost, 493,934 and 506,934 shares, respectively	(9,156)	(9,397)
Total shareholders' equity	115,934	135,632
Total liabilities and shareholders' equity	$159,333	$160,887

See Notes to Consolidated Financial Statements.

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Fiscal Year Ended
	February 26,	February 27,	February 28,
	2023	2022	2021

Net sales	$54,055	$53,578	$46,276
Cost of sales	37,582	35,661	33,085
Gross profit	16,473	17,917	13,191
Selling, general and administrative expenses	6,519	6,249	6,113
Restructuring charges (Note 8)	-	259	1,570
Earnings from continuing operations	9,954	11,409	5,508
Interest and other income	1,078	375	1,777
Earnings from continuing operations before income taxes	11,032	11,784	7,285
Income tax provision (Note 4)	301	3,320	2,093
Net earnings from continuing operations	10,731	8,464	5,192
Loss from discontinued operations, net of tax (Note 12)	-	-	(328)
Net earnings	$10,731	$8,464	$4,864

Earnings (loss) per share (Note 7)
Basic:
Continuing operations	$0.52	$0.41	$0.25
Discontinued operations	-	-	(0.01)
Basic earnings per share	$0.52	$0.41	$0.24
Basic weighted average shares	20,465	20,422	20,387

Diluted:
Continuing operations	$0.52	$0.41	$0.25
Discontinued operations	-	-	(0.01)
Diluted earnings per share	$0.52	$0.41	$0.24
Diluted weighted average shares	20,509	20,551	20,478

See Notes to Consolidated Financial Statements.

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts in thousands)

	Fiscal Year Ended
	February 26,	February 27,	February 28,
	2023	2022	2021

Net earnings	$10,731	$8,464	$4,864
Other comprehensive loss, net of tax:
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	240	108	421
Less: reclassification adjustment for gains included in net earnings	(7)	(36)	(272)
Unrealized losses on marketable securities:
Unrealized holding losses arising during the period	(2,567)	(1,713)	(1,176)
Less: reclassification adjustment for losses included in net earnings	55	12	23
Other comprehensive loss	(2,279)	(1,629)	(1,004)
Total comprehensive earnings	$8,452	$6,835	$3,860

See Notes to Consolidated Financial Statements.

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Amounts in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Earnings (Loss)	Shares	Amount

Balance, March 1, 2020	20,965,144	$2,096	$169,862	$(21,774)	$668	446,321	$(9,177)

Net earnings	-	-	-	4,864	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	(1,004)	-	-
Stock options exercised	-	-	(15)	-	-	(1,450)	27
Stock-based compensation	-	-	191	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	137,397	(1,644)
Cash dividends ($.40 per share)	-	-	-	(8,153)	-	-	-
Balance, February 28, 2021	20,965,144	2,096	170,038	(25,063)	(336)	582,268	(10,794)

Net earnings	-	-	-	8,464	-	-	-
Unrealized loss on marketable securities, net of tax	-	-	-	-	(1,629)	-	-
Stock options exercised	-	-	(658)	-	-	(75,334)	1,397
Stock-based compensation	-	-	285	-	-	-	-
Cash dividends ($.40 per share)	-	-	-	(8,168)	-	-	-
Balance, February 27, 2022	20,965,144	2,096	169,665	(24,767)	(1,965)	506,934	(9,397)

Net earnings	-	-	-	10,731	-	-	-
Unrealized loss on marketable	-	-	-	-	(2,279)	-	-
Stock options exercised	-	-	(102)	-	-	(13,000)	241
Stock-based compensation	-	-	369	-	-	-	-
Cash dividends ($1.40 per share)	-	-	-	(28,658)	-	-	-
Balance, February 26, 2023	20,965,144	$2,096	$169,932	$(42,694)	$(4,244)	493,934	$(9,156)

See Notes to Consolidated Financial Statements.

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Year Ended
	February 26,	February 27,	February 28,
	2023	2022	2021
Cash flows from operating activities:
Net earnings	$10,731	$8,464	$4,864
Loss from discontinued operations, net of tax	-	-	328
Net earnings from continuing operations	10,731	8,464	5,192
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,136	1,136	1,150
Stock-based compensation	369	285	191
Allowance for bad debt	16	16	16
Provision for deferred income taxes	322	894	(56)
Amortization of bond premium	42	956	543
Loss (gain) on sale of marketable securities	5	10	(10)
(Gain) loss on sale of fixed assets	(8)	27	-
Non-cash restructuring	-	-	1,318
Changes in operating assets and liabilities:
Accounts receivable	(1,665)	(722)	3,276
Inventories	(2,112)	137	1,585
Prepaid expenses and other current assets	238	(550)	157
Other assets and liabilities	(2,723)	111	250
Accounts payable	2,011	(766)	(1,435)
Accrued liabilities	(148)	(214)	(1)
Income taxes payable	(1,723)	(1,583)	1,164
Net cash provided by operating activities - continuing operations	6,491	8,201	13,340
Net cash used in operating activities - discontinued operations	-	-	(328)
Net cash provided by operating activities	6,491	8,201	13,012

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,047)	(4,372)	(7,493)
Proceeds from sales of property, plant and equipment	8	14	-
Purchases of marketable securities	(63,275)	(59,422)	(83,941)
Proceeds from sales and maturities of marketable securities	57,296	34,224	124,392
Net cash (used in) provided by investing activities - continuing operations	(7,018)	(29,556)	32,958
Net cash provided by investing activities - discontinued operations	-	-	-
Net cash (used in) provided by investing activities	(7,018)	(29,556)	32,958

Cash flows from financing activities:
Dividends paid	(8,186)	(8,168)	(8,153)
Proceeds from exercise of stock options	139	739	12
Purchase of treasury stock	-	-	(1,644)
Net cash used in financing activities - continuing operations	(8,047)	(7,429)	(9,785)
Net cash used in financing activities - discontinued operations	-	-	-
Net cash used in financing activities	(8,047)	(7,429)	(9,785)

(Decrease) increase in cash and cash equivalents - continuing operations	(8,574)	(28,784)	36,513
Decrease in cash and cash equivalents - discontinued operations	-	-	(328)
(Decrease) increase in cash and cash equivalents	(8,574)	(28,784)	36,185

(Decrease) increase in cash and cash equivalents	(8,574)	(28,784)	36,185
Cash and cash equivalents, beginning of year	12,811	41,595	5,410
Cash and cash equivalents, end of year	$4,237	$12,811	$41,595

Supplemental disclosure of non-cash activities:
Dividend payable included in current liabilities	$20,471	$-	$-

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended February 26, 2023

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

d.

Accounting Period – The Company’s fiscal year is the 52- or 53-week period ending the Sunday nearest to the last day of February. The 2023, 2022 and 2021 fiscal years ended on February 26, 2023, February 27, 2022 and February 28, 2021, respectively. Fiscal years 2023, 2022 and 2021 each consisted of 52 weeks.

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

The Company’s non-financial assets measured at fair value on a non-recurring basis, for purposes of calculating impairment, include goodwill and any long-lived assets written down to fair value. To measure fair value of such assets, the Company uses Level 3 inputs consisting of techniques including an income approach and a market approach. The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the discounted cash flow analysis require the exercise of significant judgment, including judgment about appropriate discount rates, terminal values, growth rates and the amount and timing of expected future cash flows. There were no transfers between levels within the fair value hierarchy during the 2023, 2022 or 2022 fiscal years.

f.

Cash and Cash Equivalents – The Company considers all money market securities and investments with contractual maturities at the date of purchase of 90 days or less to be cash equivalents. The Company had $0 and $5,998 in debt securities included in cash equivalents at February 26, 2023 and February 27, 2022, respectively, which were valued based on Level 2 inputs. Certain of the Company’s cash and cash equivalents are in excess of U.S. government insurance. $28,194 of the $105,440 of cash and marketable securities at February 26, 2023 were owned by one of the Company’s wholly-owned foreign subsidiaries.

Supplemental cash flow information:

	Fiscal Year
	2023	2022	2021

Cash paid during the year for:
Income taxes, net of refunds	$3,235	$3,924	$782

On February 9, 2023, the Company’s Board of Directors declared a special dividend of $1.00 per share payable April 6, 2023 to shareholders of record at the close of business on March 9, 2023. The total amount of this special dividend was approximately $20.5 million.

At February 26, 2023 and February 27, 2022, the Company held $773 and $2,929, respectively, of cash and cash equivalents in foreign financial institutions.

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

l.

Valuation of Long-Lived Assets – The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Important factors that could trigger an impairment review include, but are not limited to, significant negative industry or economic trends and significant changes in the use of the Company's assets or strategy of the overall business. $1,318of impairments of long-lived assets was recognized in the 2021 fiscal year and no impairments of long-lived assets were recognized in the 2023 or 2022 fiscal years.

m.

Goodwill and Other Intangible Assets – Goodwill is not amortized. Other intangible assets are amortized over the useful lives, which is 15 years, of the assets on a straight-line basis. The Company tests for impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. With respect to goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value is less than the carrying value. If, based on that assessment, the Company believes it is more likely than not that the fair value is less than the carrying value, a one-step goodwill impairment test is performed. The Company assesses the impairment of goodwill at least annually. The Company conducts its annual goodwill impairment test as of the first day of the fourth quarter. The Company concluded that there was no impairment in the 2023 or 2022 fiscal years.

n.

Shipping Costs – Most of the costs for third-party shippers for transporting products to customers are paid for or reimbursed by customers. The Company records minimal shipping costs in selling, general and administrative expenses.

o.

Property, Plant and Equipment – Property, plant and equipment are stated at cost less accumulated depreciation and amortization. The Company capitalizes additions, improvements and major renewals and expenses maintenance, repairs and minor renewals as incurred. Depreciation and amortization are computed principally by the straight-line method over the estimated useful lives of the assets. Machinery, equipment, furniture and fixtures are generally depreciated over 10 years. Building and leasehold improvements are generally depreciated over 25-30 years or the term of the lease, if shorter. The depreciation and amortization expenses associated with property, plant and equipment were $1,129, $1,136 and $1,150 for the 2023, 2022 and 2021 fiscal years, respectively.

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

s.

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

2.	MARKETABLE SECURITIES

The following is a summary of available-for-sale securities:

	February 26, 2023
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$83,859	$83,859	$-	$-
U.S. corporate debt securities	17,344	17,344	-	-
Total marketable securities	$101,203	$101,203	$-	$-

	February 27, 2021
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$62,612	$62,612	$-	$-
U.S. corporate debt securities	34,938	34,938	-	-
Total marketable securities	$97,550	$97,550	$-	$-

The following tables show the amortized cost basis, gross unrealized gains and losses and gross realized gains and losses on the Company’s available-for-sale securities:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses

February 26, 2023:
U.S. Treasury and other government securities	$89,603	$-	$5,744

U.S. corporate debt securities	17,414	-	70
Total marketable securities	$107,017	$-	$5,814

February 27, 2022:
U.S. Treasury and other government securities	$65,177	$5	$2,570

U.S. corporate debt securities	35,064	5	131
Total marketable securities	$100,241	$10	$2,701

	Fiscal Year
	2023	2022	2021

Gross realized gains on sale	$-	$26	$155

Gross realized losses on sale	$5	$36	$145

The estimated fair values of such securities at February 26, 2023, by contractual maturity, are shown below:

Due in one year or less	$30,625
Due after one year through five years	70,578
$101,203

3.	OTHER CONSOLIDATED BALANCE SHEET DATA

Other consolidated balance sheet data consisted of the following:

	February 26,	February 27,
	2023	2022

Inventories:

Raw materials	$5,376	$4,026
Work-in-process	536	253
Finished goods	856	378
	$6,768	$4,657

Property, plant and equipment:

Land, buildings and improvements	$15,889	$16,054
Machinery, equipment, furniture and fixtures	32,741	33,581
	48,630	49,635
Less: accumulated depreciation and amortization	24,379	25,302
	$24,251	$24,333

Goodwill and other intangible assets:

Goodwill	$9,776	$9,776
Other intangibles	7	14
	$9,783	$9,790

Accrued liabilities:

Payroll and payroll related	$591	$688
Employee benefits	3	3
Workers' compensation	92	96
Professional fees	428	512
Restructuring (Notes 8 and 12)	-	8
Other	232	187
	$1,346	$1,494

4.	INCOME TAXES

The income tax provision (benefit) for continuing operations includes the following:

	Fiscal Year
	2023	2022	2021

Current:
Federal	$(875)	$1,912	$1,662
State and local	822	484	447
Foreign	30	4	10
	(23)	2,400	2,119

Deferred:
Federal	435	565	132
State and local	(111)	88	109
Foreign	-	267	(267)
	324	920	(26)
	$301	$3,320	$2,093

The income tax provision (benefit) for discontinued operations includes the following:

	Fiscal Year
	2023	2022	2021

Current:
Federal	$-	$-	$(84)
State and local	-	-	(23)
Foreign	-	-	-
	-	-	(107)

Deferred:
Federal	-	-	-
State and local	-	-	-
Foreign	-	-	-
	-	-	-
	$-	$-	$(107)

State income tax benefits from loss carryforwards to future years were recognized as deferred tax assets in the 2023, 2022 and 2021 fiscal years.

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

The Company’s pre-tax earnings (loss) from continuing operations in the United States and foreign locations are as follows:

	Fiscal Year
	2023	2022	2021

United States	$10,669	$11,987	$8,732
Foreign	363	(203)	(1,447)
Earnings before income taxes	$11,032	$11,784	$7,285

The Company’s pre-tax earnings (loss) from discontinued operations in the United States and foreign locations are as follows:

	Fiscal Year
	2023	2022	2021

United States	$-	$-	$(435)
Foreign	-	-	-
(Loss) earnings before income taxes	$-	$-	$(435)

The Company’s effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

	Fiscal Year
	2023	2022	2021

Statutory U.S. Federal tax rate	21.0%	21.0%	21.0%
State and local taxes, net of Federal benefit	3.8%	4.3%	5.9%
Foreign tax rate differentials	(0.4%)	2.7%	0.7%
NQSO Expirations and Cancellations	2.1%	0.0%	0.0%
Adjustment on tax accruals	0.9%	(0.3%)	0.0%
ASC 740-10 change	(24.8%)	0.5%	0.9%
Foreign tax credits	0.0%	0.0%	(0.1%)
Subpart F	0.5%	(1.0%)	1.1%
Permanent differences and other	(0.4%)	1.0%	(0.8%)
	2.7%	28.2%	28.7%

The Company had state net operating loss carryforwards of approximately $1,725 and $2,030 in the 2023 and 2022 fiscal years, respectively, and total net foreign operating loss carryforwards of approximately $7,791 and $7,790 in the 2023 and 2022 fiscal years, respectively. The Company has a valuation allowance against the remaining carryforwards. The state net operating loss carryforwards will expire in 2024 through 2040.

The Company had Arizona tax credits of $991 in both the 2023 and 2022 fiscal years, for which no benefit has been provided.

The deferred tax asset valuation allowance of $2,938 as of February 26, 2023 relates to foreign net operating losses and state tax credit carryforwards from continuing operations for which the Company does not expect to realize any tax benefit. During the 2023 fiscal year, the valuation allowance increased by $649, primarily related to the recognition of the Arizona tax credits. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities from continuing operations as of February 26, 2023 and February 27, 2022 were as follows:

	February 26,	February 27,
	2023	2022

Deferred tax assets:
Net operating loss carryforwards	$1,949	$2,598
Tax credits carryforward	991	991
Stock options	784	977
Other, net	590	174
	4,314	4,740
Valuation allowance on deferred tax assets	(2,938)	(3,587)
Total deferred tax assets, net of valuation allowance	1,376	1,153
Deferred tax liabilities:
Depreciation	(2,841)	(2,492)
Undistributed earnings	(2)	(2)
Other	(528)	(556)
Total deferred tax liabilities	(3,371)	(3,050)
Net deferred tax liability	$(1,995)	$(1,897)

At February 26, 2023 and February 27, 2022, the Company had gross unrecognized tax benefits and related interest of $1,751and $4,537, respectively, included in other liabilities. If any portion of the unrecognized tax benefits at February 26, 2023 were recognized, the Company’s effective tax rate would decrease. The change as of February 26, 2023 was due to $214,000 of additional tax due to tax deductions becoming unavailable related to stock options expiring unexercised in the 2023 fiscal year, offset by a reduction in uncertain tax positions of $2.8 million from the reduction of uncertain tax positions related to expiring statute of limitations of tax positions taken in prior years regarding the taxability of funds repatriated from the Company’s subsidiary in Singapore.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for continuing operations is as follows:

	Unrecognized Tax Benefits
	February 26,	February 27,	February 28,
	2023	2022	2021

Balance, beginning of year	$4,078	$4,117	$4,164
Tax positions - Discontinued Ops in prior period	-	-	(47)
Gross decreases - tax positions in prior period	(2,980)	(39)	-
Gross increases - current period tax positions	326	-	-
Audit settlements	-	-	-
Balance, end of year	$1,424	$4,078	$4,117

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

A list of open tax years by major jurisdiction follows:

U.S. Federal	2021	-	2023
California	2020	-	2023
New York	2021	-	2023
Kansas	2021	-	2023
France	2021	-	2023
Singapore	2020	-	2023

The Company had approximately $327 and $460 of accrued interest and penalties as of February 26, 2023 and February 27, 2022, respectively. The Company’s policy is to include applicable interest and penalties related to unrecognized tax benefits as a component of current income tax expense.

On August 16, 2022, the Inflation Reduction Act was signed into law. The Inflation Reduction Act includes various tax provisions, which are effective for tax years beginning on or after January 1, 2023. For tax years beginning after December 31, 2021, the Tax Cuts & Jobs Act of 2017 eliminated the option to deduct research and development expenditures as incurred and instead required taxpayers to capitalize and amortize them over five or 15 years beginning in 2022. The Company incurs research and development expenses in the U.S., as such, the research and development expense addback is in the U.S. tax return. The Company will continue to monitor the possible future impact of changes in tax legislation.

The Company has no ongoing examinations of its Federal returns. The audit of the New York state tax returns for the 2018 and 2019 fiscal years has been completed.

5.         STOCK-BASED COMPENSATION

As of February 26, 2023, the Company had a 2018 Stock Option Plan (the “2018 Plan”) and no other stock-based compensation plan. The 2018 Plan was adopted by the Board of Directors of the Company on May 8, 2018 and approved by the shareholders of the Company at the Annual Meeting of Shareholders of the Company on July 24, 2018. Prior to the 2018 Plan, the Company had the 2002 Stock Option Plan (the “2002 Plan”) which had been approved by the Company’s shareholders and provided for the grant of stock options to directors and key employees of the Company. All options granted under the 2018 Plan and 2002 Plan have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant, which, pursuant to the terms of such Plans, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date an option is granted. Options granted under the Plans become exercisable 25% one year after the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire 10 years after the date of grant. Options to purchase a total of 800,000 shares of common stock were authorized for grant under the 2018 Plan. At February 26, 2023, 365,600 shares of common stock of the Company were reserved for issuance upon exercise of stock options under the 2018 Plan.

The compensation expense for stock options includes an estimate for forfeitures and is recognized on a straight-line basis over the requisite service period.

The future compensation expense to be recognized in earnings before income taxes for options outstanding at February 26, 2023 was $584, which is expected to be recognized ratably over a weighted average vesting period of 2.65 years.

The Company records its stock-based compensation at fair value. The weighted average fair value for options was estimated at the dates of grants, using the Black-Scholes option pricing model.

The following table represents the weighted average fair value and valuation assumptions used for options granted in the 2023, 2022 and 2021 fiscal years:

	Fiscal Year
	2023			2022			2021

Weighted average fair value per share of option grants		$2.66			$2.76			$2.12
Risk-free interest rates	2.69%	-	3.64%	0.74%	-	1.85%	0.23%	-	0.42%
Expected stock price volatility	27.9%	-	28.3%	27.8%	-	29.2%	26.9%	-	30.0%
Expected dividend yields	3.17%	-	3.32%	2.73%	-	3.07%	3.18%	-	3.49%
Estimated option terms (in years)	5.4	-	8.1	4.4	-	7.6	4.3	-	7.6

The risk-free interest rates are based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the estimated term of the options at the date of grant. Volatility factors are based on historical volatility of the Company’s common stock. The expected dividend yields are based on the regular quarterly cash dividend per share most recently declared by the Company and on the exercise price of the options granted during the 2023 fiscal year. The estimated terms of the options are based on evaluations of the historical and expected future employee exercise behavior.

Information with respect to stock option activity follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance, March 1, 2020	510,634	$12.45		$597
Granted	132,100	12.55
Exercised	(1,450)	8.02
Terminated or expired	(6,750)	13.01
Balance, February 28, 2021	634,534	$12.47		$730
Granted	147,750	13.82
Exercised	(75,334)	9.81
Terminated or expired	(58,650)	13.96
Balance, February 27, 2022	648,300	$12.96		$428
Granted	134,100	12.08
Exercised	(13,000)	10.67
Terminated or expired	(98,975)	13.13
Balance, February 26, 2023	670,425	$12.80	5.80	$2,159
Vested and exercisable, February 26, 2023	376,613	$12.67	3.87	$1,262
Expected to vest, February 26, 2023	640,256	$12.67	5.80	$2,145

The aggregate intrinsic values realized (the market value of the underlying shares on the date of exercise, less the exercise price, times the number of shares acquired) from the exercise of options during the 2023, 2022 and 2021 fiscal years were $23, $358 and $8, respectively.

A summary of the status of the Company’s non-vested options at February 26, 2023, and changes during the fiscal year then ended, is presented below:

	Shares Subject to Options	Weighted Average Grant Date Fair Value

Non-vested, beginning of year	257,025	$2.75
Granted	134,100	2.58
Vested	(80,925)	2.85
Terminated or expired	(16,387)	2.67
Non-vested, end of year	293,813	$2.65

6.	SHAREHOLDERS’ EQUITY

Treasury Stock – On May 18, 2022, the Company’s Board of Directors authorized the Company’s purchase, on the open market and in privately negotiated transactions, of up to 1,500,000 shares of its Common Stock. This represents approximately 7% of the Company’s 20,458,210 total outstanding shares as of the close of business on May 18, 2022. This authorization supersedes any unused prior Board of Directors’ authorizations to purchase shares of the Company’s Common Stock.  As of February 26, 2023, the Company had not purchased any shares of the Company’s Common stock pursuant to the above authorization.

Reserved Common Shares – At February 26, 2023, 1,036,025 shares of common stock were reserved for issuance upon exercise of stock options.

Accumulated Other Comprehensive Earnings (Loss) – Accumulated balances related to each component of other comprehensive earnings were as follows:

	February 26, 2023	February 27, 2022

Unrealized losses on investments, net of taxes of $2,279 and $1,629, respectively	$(4,244)	$(1,965)
Accumulated balance	$(4,244)	$(1,965)

7.	EARNINGS PER SHARE

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

The following table sets forth the calculation of basic and diluted earnings per share:

	Fiscal Year
(Amounts in thousands, except per share amounts)	2023	2022	2021

Net earnings - continuing operations	$10,731	$8,464	$5,192
Net (loss) earnings - discontinued operations	-	-	(328)
Net earnings	$10,731	$8,464	$4,864

Weighted average common shares outstanding for basic EPS	20,465	20,422	20,387
Net effect of dilutive options	44	129	91
Weighted average shares outstanding for diluted EPS	20,509	20,551	20,478

Basic earnings per share - continuing operations	$0.52	$0.41	$0.25
Basic (loss) earnings per share - discontinued operations	-	-	(0.01)
Basic earnings per share	$0.52	$0.41	$0.24

Diluted earnings per share - continuing operations	$0.52	$0.41	$0.25
Diluted (loss) earnings per share - discontinued operations	-	-	(0.01)
Diluted earnings per share	$0.52	$0.41	$0.24

Potentially dilutive stock options, which were not included in the computation of diluted earnings per share because either the effect would have been antidilutive or the options’ exercise prices were greater than the average market price of the common stock, were 441,781, 263,744 and 387,975 for the 2023, 2022 and 2021 fiscal years, respectively.

8.	RESTRUCTURING CHARGES

The Company recorded restructuring charges of $0, $259and $1,570 in the 2023, 2022 and 2021 fiscal years, respectively, related to the closure of the Company’s Park Aerospace Technologies Asia Pte. Ltd. facility located in Singapore.

9.	EMPLOYEE BENEFIT PLANS

Profit Sharing Plan – The Company has a non-contributory profit sharing retirement plan covering substantially all full-time employees in the United States. The plan may be modified or terminated at any time, but in no event may any portion of the contributions revert back to the Company. The Company's estimated contributions are accrued at the end of each fiscal year and paid to the plan in the subsequent fiscal year. The Company’s contributions to the plan were $157and $170 for fiscal years 2022 and 2021, respectively. The contribution for fiscal year 2023 has not been paid. Contributions are discretionary and may not exceed the amount allowable as a tax deduction under the Internal Revenue Code.

Savings Plan – The Company also sponsors a 401(k) retirement savings plan but has no financial obligations to plan participants in the form of matching contributions or otherwise.

10.	LEASES AND COMMITMENTS

The Company has operating leases related to land, office space, warehouse space and equipment. All of the Company’s leases have been assessed to be operating leases. Renewal options are included in the lease terms to the extent the Company is reasonably certain to exercise the option. The exercise of lease renewal options is at the Company’s sole discretion. The amounts disclosed in our consolidated balance sheet as of February 26, 2023, pertaining to the right-of-use assets and lease liabilities, are measured on our current expectations of exercising our available renewal options. The incremental borrowing rate represents the Company’s ability to borrow on a collateralized basis over a term similar to the lease term. The leases typically contain renewal options for periods ranging from one year to 10 years and require the Company to pay real estate taxes and other operating costs. The latest land lease expiration is 2068 assuming exercise of all applicable renewal options by the Company. The Company’s existing leases are not subject to any restrictions or covenants which preclude its ability to pay dividends, obtain financing or exercise its available renewal options.

Future minimum lease payments under non-cancellable operating leases as of February 26, 2023 are as follows:

Fiscal Year:
2024	$53
2025	36
2026	-
2027	-
2028	-
Thereafter	162
Total undiscounted operating lease payments	251
Less imputed interest	(69)
Present value of operating lease payments	$182

The above payment schedule includes renewal options that the Company is reasonably likely to exercise. Leases with an initial term of 12 months or less are not recorded on the Company’s balance sheet. The Company recognizes lease expense for leases on a straight-line basis over the terms of the leases.

During the 2023 fiscal year, the Company’s operating lease expense was $62. Cash payments of $53, pertaining to operating leases, are reflected in the consolidated cash flow statement under cash flows from operating activities.

The following table sets forth the right-of-use assets and operating lease liabilities as of February 26, 2023:

Operating right-of-use assets	$150

Operating lease liabilities	$53
Long-term operating lease liabilities	129
Total operating lease liabilities	$182

The Company’s weighted average remaining lease term for its operating leases is 7.54 years.  The Company’s weighted average borrowing rate for its operating leases is 4.46%.

These non-cancelable leases have the following payment schedule:

Fiscal Year	Amount

2024	$36
2025	-
2026	-
2027	-
2028	-
Thereafter	-
$36

The above payment schedule does not include renewal options that have not been committed to. An additional $53 would be included in the period 2024 to 2025 if the Company included renewal periods that the Company deems likely to renew.

Rental expenses, inclusive of real estate taxes and other costs, were $242, $267 and $328 for the 2023, 2022 and 2021 fiscal years, respectively.

In December 2018, the Company entered into a Development Agreement with the City of Newton, Kansas and the Board of County Commissioners of Harvey County, Kansas. Pursuant to this agreement, the Company agreed to construct and operate a redundant manufacturing facility of approximately 90,000 square feet for the design, development and manufacture of advanced composite materials and parts, structures and assemblies for aerospace. The Company further agreed to equip the facility through the purchase of machinery, equipment and furnishings and to create additional new full-time employment of specified levels during a five-year period. In exchange for these agreements, the City and the County agreed to lease to the Company three acres of land at the Newton, Kansas Airport, in addition to the eight acres previously leased to the Company by the City and County. The City and County further agreed to provide financial and other assistance toward the construction of the additional facility as set forth in the Development Agreement. The total cost of the additional facility was approximately $19.8 million, and the expansion is complete. As of February 26, 2023, the Company had $99in equipment purchase obligations.

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

Included in selling, general and administrative expenses are charges for actual expenditures and accruals, based on estimates, for certain environmental matters described above. The Company accrues estimated costs associated with known environmental matters, when such costs can be reasonably estimated and when the outcome appears probable. The Company believes that the ultimate disposition of known environmental matters will not have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial position.

12.         DISCONTINUED OPERATIONS

On July 25, 2018, the Company entered into a definitive agreement to sell its Electronics Business to AGC Inc. for $145,000 in cash, subject to post-closing adjustments for changes in working capital compared to target net working capital, excluding cash in certain acquired subsidiaries and certain accrued and unpaid taxes of certain acquired subsidiaries. The net cash proceeds from the sale were approximately $124,156, net of transaction costs of approximately $7,657 and taxes of approximately $13,187. The net gain on the Sale was estimated to be $102,145. The net gain on the sale was calculated as the sum of the gains on the sale of each of the Electronics Business subsidiaries as determined by the total consideration allocation between the subsidiaries, less the respective tax bases and deductible transaction costs for each of the subsidiaries. The total consideration allocation for Nelco Products Pte. Ltd. (Singapore), Neltec, Inc. (US), and Neltec SA (France), was 82%, 16%, and 2%, respectively, as agreed upon by the Company and AGC Inc. The Company completed this transaction on December 4, 2018.

The Company has classified the operating results of its former Electronics Business, together with certain costs related to the transaction, as discontinued operations, net of tax, in the Consolidated Statements of Operations. The Company has income in the U.S., Singapore and France, the blended tax rates for discontinued operations for the 2021 and 2020 fiscal years were negative 24.7% and negative 26.4%, respectively. The Company had no income from discontinued operations in the 2023 fiscal year.

The following table shows the summary operating results of the discontinued operations:

	Fiscal Year Ended

	February 26,	February 27,	February 28,
	2023	2022	2021

Net sales	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-
Selling, general and administrative expenses	-	-	8
Restructuring charges	-	-	427
(Loss) earnings from discontinued operations	-	-	(435)
Other income	-	-	-
(Loss) earnings from discontinued operations before income taxes	-	-	(435)
Income tax (benefit) provision	-	-	(107)
Net (loss) earnings from discontinued operations	$-	$-	$(328)

13.         GEOGRAPHIC REGIONS

The Company’s products are sold to customers in North America, Asia and Europe. The Company’s manufacturing facilities are located in Kansas. Sales are attributed to geographic regions based upon the region in which the materials were delivered to the customer. Sales between geographic regions were not significant.

Financial information regarding the Company’s continuing operations by geographic region is as follows:

	Fiscal Year
	2023	2022	2021

Sales:

North America	$50,044	$51,307	$43,874
Asia	786	700	625
Europe	3,225	1,571	1,777
Total sales	$54,055	$53,578	$46,276

Long-lived assets:

North America	$34,292	$34,448	$31,170
Asia	-	-	1
Europe	-	-	-
Total long-lived assets	$34,292	$34,448	$31,171

14.         CUSTOMER AND SUPPLIER CONCENTRATIONS

As a result of the sale of the Electronics Business, the Company now operates in a single segment. As such, segment reporting is no longer provided.

Customers – Net sales to affiliate and non-affiliate subtier suppliers of General Electric Company were 41.2%, 49.5% and 27.9% of the Company’s total worldwide sales in the 2023, 2022 and 2021 fiscal years, respectively. Net sales to AAE Aerospace were 20.7% of the Company’s total worldwide sales in the 2021 fiscal year.

While no other customer accounted for 10% or more of the Company's total worldwide net sales in the 2023, 2022 or 2021 fiscal years, the loss of a major customer or of a group of customers could have a material adverse effect on the Company's business or consolidated results of operations or financial position.

Suppliers – Suppliers ArianeGroup and Huntsman Advanced Materials accounted for 20.2% and 10.9% of the Company’s accounts payable balance, respectively, in the 2023 fiscal year.   No suppliers accounted for more than 10% of the Company’s accounts payable balance in the 2022 or 2021 fiscal years.

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

15.         ACCOUNTING PRONOUNCEMENTS

Recently Issued

In March 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2023-01, Leases (Topic 842): Common Control Arrangements.  The changes requires all entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group. The amendments in ASU 2023-01 are effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for: (1) public business entities for periods for which financial statements have not yet been issued, and (2) all other entities for periods for which financial statements have not yet been made available for issuance. The adoption of ASU 2023-101 will not have a material impact on the Company’s consolidated financial statements and disclosures.

PARK AEROSPACE CORP. AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Amounts in thousands, except per share amounts)

	Quarter
	First	Second	Third	Fourth

Fiscal 2023:

Net sales	$12,783	$13,875	$13,867	$13,530
Gross profit	4,092	4,086	4,444	3,851

Net earnings	1,910	1,885	2,230	4,706

Basic earnings per share	$0.09	$0.09	$0.11	$0.23

Diluted earnings per share	$0.09	$0.09	$0.11	$0.23

Weighted average common shares outstanding:
Basic	20,458	20,461	20,471	20,471
Diluted	20,504	20,503	20,510	20,518

Fiscal 2022:

Net sales	$13,594	$13,618	$13,864	$12,502
Gross profit	5,472	4,411	3,836	4,198
Net earnings	2,745	2,022	1,741	1,956

Basic earnings per share	0.13	0.10	0.09	0.10

Diluted earnings per share	0.13	0.10	0.08	0.10

Weighted average common shares outstanding:
Basic	20,383	20,397	20,450	20,458
Diluted	20,710	20,485	20,503	20,508

Earnings per share are computed separately for each quarter. Therefore, the sum of such quarterly per share amounts may differ from the total for each year.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.         CONTROLS AND PROCEDURES.

(a)    Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of February 26, 2023, the end of the fiscal year covered by this annual report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such fiscal year, the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)    Management’s Annual Report on Internal Control Over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 26, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control–Integrated Framework (2013). Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of February 26, 2023.

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

ITEM 9B.         OTHER INFORMATION.

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this Item (except for information as to the Company's executive officers, which information appears elsewhere in this Report) is incorporated by reference to the Company's definitive proxy statement for the 2023 annual meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 11.         EXECUTIVE COMPENSATION.

The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2023 annual meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2023 annual meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2023 annual meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES.

This information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2023 annual meeting of Shareholders to be filed pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
			Page

	(a) Documents filed as a part of this Report:

	(1)	Consolidated Financial Statements:

		The following Consolidated Financial Statements of the Company are included in Part II, Item 8:

		Report of Independent Registered Public Accounting Firm (PCAOB ID 596)	34

		Consolidated Balance Sheets	35

		Consolidated Statements of Operations	36

		Consolidated Statements of Comprehensive Earnings	37

		Consolidated Statements of Shareholders' Equity	38

		Consolidated Statements of Cash Flows	39

		Notes to Consolidated Financial Statements (1-15)	40

	(2)	Financial Statement Schedule:

		The following additional information should be read in conjunction with the Consolidated Financial Statements of the Registrant described in Item 15(a)(1) above:

		Schedule II – Valuation and Qualifying Accounts	64

		All other schedules have been omitted because they are not applicable or not required, or the information is included elsewhere in the financial statements or notes thereto.

	(3)	Exhibits:

		The information required by this Item relating to Exhibits to this Report is included in the Exhibit Index beginning on page 65 hereof.

ITEM 16.		FORM 10-K SUMMARY

Not Applicable

PARK AEROSPACE CORP. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Column C
Column A	Column B	Additions		Column D	Column E

Description	Balance at Beginning of Period	Costs and Expenses	Other	Reductions	Balance at End of Period

DEFERRED INCOME TAX ASSET VALUATION ALLOWANCE:

52 weeks ended February 26, 2023	$3,587,000	$-	$-	$(649,000)	$2,938,000
52 weeks ended February 27, 2022	$3,587,000	$-	$-	$-	$3,587,000
52 weeks ended February 28, 2021	$3,175,000	$412,000	$-	$-	$3,587,000

			Column D
Column A	Column B	Column C	Other		Column E

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Accounts Written Off (A)	Translation Adjustment	Balance at End of Period

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

52 weeks ended February 26, 2023	$104,000	$16,000	$-	$-	$120,000
52 weeks ended February 27, 2022	$89,000	$15,000	$-	$-	$104,000
52 weeks ended February 28, 2021	$73,000	$16,000	$-	$-	$89,000

(A) Uncollectible amounts, net of recoveries

EXHIBIT INDEX

Exhibit Numbers	Description

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

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a)

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Insider trading policies and procedures pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended February 26, 2023, formatted in XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at February 26, 2023 and February 27, 2022, (ii) Consolidated Statements of Operations for the years ended February 26, 2023, February 27, 2022 and February 28, 2021, (iii) Consolidated Statements of Comprehensive Earnings for the years ended February 26, 2023, February 27, 2022 and February 28, 2021, (iv) Consolidated Statements of Shareholders’ Equity for the years ended February 26, 2023, February 27, 2022 and February 28, 2021 and (v) Consolidated Statements of Cash Flows for the years ended February 26, 2023, February 27, 2022 and February 28, 2021 .*+

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: May 12, 2023	PARK AEROSPACE CORP.

	By:	/s/ Brian E. Shore
Brian E. Shore,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian E. Shore Brian E. Shore	Chairman of the Board, Chief Executive Officer and Director (principal executive officer)	May 12, 2023

/s/ P. Matthew Farabaugh P. Matthew Farabaugh	Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	May 12, 2023

/s/ Dale Blanchfield Dale Blanchfield	Director	May 12, 2023

/s/ Emily J. Groehl Emily J. Groehl	Director	May 12, 2023

/s/ Yvonne Julian Yvonne Julian	Director	May 12, 2023

/s/ Carl W. Smith Carl W. Smith	Director	May 12, 2023

/s/ D. Bradley Thress D. Bradley Thress	Director	May 12, 2023

/s/ Steven T. Warshaw Steven T. Warshaw	Director	May 12, 2023