Form 10-Q
period 2023-05-28
PARK AEROSPACE CORP
filed 2023-07-07
CIK 76267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 28, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,250,211 as of July 3, 2023.

PARK AEROSPACE CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements.

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	May 28, 2023 (unaudited)	February 26, 2023*
ASSETS
Current assets
Cash and cash equivalents	$5,836	$4,237
Marketable securities (Note 3)	75,269	101,203
Accounts receivable, less allowance for doubtful accounts of $124 and $120, respectively	11,600	9,989
Inventories (Note 4)	7,911	6,768
Prepaid expenses and other current assets	2,691	2,844
Total current assets	103,307	125,041

Property, plant and equipment, net	24,112	24,251
Operating right-of-use assets (Note 5)	136	150
Goodwill and other intangible assets	9,783	9,783
Other assets	105	108
Total assets	$137,443	$159,333

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,859	$4,545
Operating lease liability (Note 5)	53	53
Accrued liabilities	1,984	1,346
Dividend payable	-	20,471
Income taxes payable	3,902	2,171
Total current liabilities	9,798	28,586

Long-term operating lease liability (Note 5)	118	129
Non-current income taxes payable (Note 9)	9,255	10,938
Deferred income taxes (Note 9)	1,996	1,995
Other liabilities	1,782	1,751
Total liabilities	22,949	43,399

Commitments and contingencies (Note 11)

Shareholders' equity (Note 8)
Common stock	2,096	2,096
Additional paid-in capital	170,150	169,932
Accumulated deficit	(43,399)	(42,694)
Accumulated other comprehensive earnings	(3,528)	(4,244)
	125,319	125,090
Less treasury stock, at cost	(10,825)	(9,156)
Total shareholders' equity	114,494	115,934
Total liabilities and shareholders' equity	$137,443	$159,333

* The balance sheet at February 26, 2023 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	13 Weeks Ended (Unaudited)
	May 28,	May 29,
	2023	2022

Net sales	$15,551	$12,783
Cost of sales	10,718	8,691
Gross profit	4,833	4,092
Selling, general and administrative expenses	2,615	1,633
Earnings from operations	2,218	2,459
Interest and other income	324	133
Earnings from operations before income taxes	2,542	2,592
Income tax provision (Note 9)	688	682
Net earnings	$1,854	$1,910

Earnings per share (Note 7)
Basic:
Basic earnings per share	$0.09	$0.09
Basic weighted average shares	20,461	20,458

Diluted:
Diluted earnings per share	$0.09	$0.09
Diluted weighted average shares	20,526	20,504

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts in thousands)

	13 Weeks Ended (Unaudited)
	May 28,	May 29,
	2023	2022

Net earnings	$1,854	$1,910
Other comprehensive (loss) earnings, net of tax:
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	592	9
Less: reclassification adjustment for gains included in net earnings	-	(7)
Unrealized losses on marketable securities:
Unrealized holding losses arising during the period	-	(938)
Less: reclassification adjustment for losses included in net earnings	124	3
Other comprehensive earnings (loss)	716	(933)
Total comprehensive earnings	$2,570	$977

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	(Loss) Earnings	Shares	Amount

Balance, February 26, 2023	20,965,144	$2,096	$169,932	$(42,694)	$(4,244)	493,934	$(9,156)

Net earnings	-	-	-	1,854	-	-	-
Unrealized loss on marketable securities, net of tax	-	-	-	-	716	-	-
Stock-based compensation	-	-	218	-	-	-	-
Repurchase of treasury shares	-	-	-	-	-	129,654	(1,669)
Cash dividends ($0.125 per share)	-	-	-	(2,559)	-	-	-
Balance, May 28, 2023	20,965,144	$2,096	$170,150	$(43,399)	$(3,528)	623,588	$(10,825)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	(Loss) Earnings	Shares	Amount

Balance, February 27, 2022	20,965,144	$2,096	$169,665	$(24,767)	$(1,965)	506,934	$(9,397)

Net earnings	-	-	-	1,910	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	(933)	-	-
Stock-based compensation	-	-	85	-	-	-	-
Cash dividends ($0.10 per share)	-	-	-	(2,046)	-	-	-
Balance, May 29, 2022	20,965,144	$2,096	$169,750	$(24,903)	$(2,898)	506,934	$(9,397)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	13 Weeks Ended (Unaudited)
	May 28,	May 29,
	2023	2022
Cash flows from operating activities:
Net earnings	$1,854	$1,910
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	305	260
Stock-based compensation	218	85
Deferred income taxes	2	107
Amortization of bond premium	237	11
Loss (gain) on sale of marketable securities	65	-
Changes in operating assets and liabilities	(2,564)	(2,329)
Net cash provided by operating activities	117	44

Cash flows from investing activities:
Purchase of property, plant and equipment	(167)	(88)
Purchases of marketable securities	-	(18,962)
Proceeds from sales and maturities of marketable securities	26,348	12,574
Net cash provided by (used in) investing activities	26,181	(6,476)

Cash flows from financing activities:
Dividends paid	(23,030)	(2,046)
Purchase of treasury stock	(1,669)	-
Net cash used in financing activities	(24,699)	(2,046)

Increase (decrease) in cash and cash equivalents:	1,599	(8,478)
Cash and cash equivalents, beginning of period	4,237	12,811
Cash and cash equivalents, end of period	$5,836	$4,333

Supplemental cash flow information:
Cash paid during the period for income taxes, net of refunds	$608	$(5)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share (unless otherwise stated), per share and option amounts)

1.	CONSOLIDATED FINANCIAL STATEMENTS

The Condensed Consolidated Balance Sheet and the Consolidated Statement of Shareholders’ Equity as of May 28, 2023, the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Earnings for the 13 weeks ended May 28, 2023 and May 29, 2022, and the Condensed Consolidated Statements of Cash Flows for the 13 weeks then ended have been prepared by Park Aerospace Corp. (the “Company”), without audit. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at May 28, 2023 and the results of operations and cash flows for all periods presented. The Consolidated Statements of Operations are not necessarily indicative of the results to be expected for the full fiscal year or any subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2023. There have been no significant changes to such accounting policies during the 13 weeks ended May 28, 2023.

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

The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and any long-lived assets written down to fair value. To measure fair value of such assets, the Company uses Level 3 inputs consisting of techniques including an income approach and a market approach. The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the discounted cash flow analysis require the exercise of significant judgment, including judgment about appropriate discount rates, terminal values, growth rates and the amount and timing of expected future cash flows. With respect to goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that fair value is less than carrying value. If, based on that assessment, the Company believes it is more likely than not that fair value is less than carrying value, a goodwill impairment test is performed. There have been no changes in events or circumstances which required impairment charges to be recorded during the 13 weeks ended May 28, 2023.

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

The following is a summary of available-for-sale securities:

	May 28, 2023
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$70,284	$70,284	$-	$-
U.S. corporate debt securities	4,985	4,985	-	-
Total marketable securities	$75,269	$75,269	$-	$-

	February 26, 2023
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$83,859	$83,859	$-	$-
U.S. corporate debt securities	17,344	17,344	-	-
Total marketable securities	$101,203	$101,203	$-	$-

The following table shows the amortized cost basis of, and gross unrealized gains and losses on, the Company’s available-for-sale securities:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses

May 28, 2023:
U.S. Treasury and other government securities	$75,110	$-	$4,826
U.S. corporate debt securities	4,992	-	7
Total marketable securities	$80,102	$-	$4,833

February 26, 2023:
U.S. Treasury and other government securities	$89,603	$-	$5,744
U.S. corporate debt securities	17,414	-	70
Total marketable securities	$107,017	$-	$5,814

The estimated fair values of such securities at May 28, 2023 by contractual maturity are shown below:

Due in one year or less	$16,018
Due after one year through five years	59,251
$75,269

4.	INVENTORIES

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

	May 28,	February 26,
	2023	2023

Inventories:

Raw materials	$6,533	$5,376
Work-in-process	455	536
Finished goods	923	856
	$7,911	$6,768

5.	LEASES

The Company has operating leases related to land, office space, warehouse space and equipment. All of the Company’s leases have been assessed to be operating leases. Renewal options are included in the lease terms to the extent the Company is reasonably certain to exercise the options. The exercise of lease renewal options is at the Company’s sole discretion. The incremental borrowing rate represents the Company’s ability to borrow on a collateralized basis over a term similar to the lease term. The leases typically contain renewal options for periods ranging from one year to ten years and require the Company to pay real estate taxes and other operating costs. The latest land lease expiration is 2068 assuming exercise of all applicable renewal options by the Company. The Company’s existing leases are not subject to any restrictions or covenants which preclude its ability to pay dividends, obtain financing or exercise its available renewal options.

Future minimum lease payments under non-cancellable operating leases as of May 28, 2023 are as follows:

Fiscal Year:
2024	$40
2025	36
2026	-
2027	-
2028	-
Thereafter	162
Total undiscounted operating lease payments	238
Less imputed interest	(67)
Present value of operating lease payments	$171

The above payment schedule includes renewal options that the Company is reasonably likely to exercise. Leases with an initial term of 12 months or less are not recorded on the Company’s condensed consolidated balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the terms of the leases.

For the 13 weeks ended May 28, 2023, the Company’s operating lease expenses were $15. Cash payments of $13, pertaining to operating leases, are reflected in the cash flow statement under cash flows from operating activities.

The following table sets forth the right-of-use assets and operating lease liabilities as of May 28, 2023:

Operating right-of-use assets	$136

Operating lease liabilities	$53
Long-term operating lease liabilities	118
Total operating lease liabilities	$171

The Company’s weighted average remaining lease term for its operating leases is 7.8 years.

In December 2018, the Company entered into a Development Agreement with the City of Newton, Kansas and the Board of County Commissioners of Harvey County, Kansas. Pursuant to this agreement, the Company agreed to construct and operate a redundant manufacturing facility of approximately 90,000 square feet for the design, development and manufacture of advanced composite materials and parts, structures and assemblies for aerospace. The Company further agreed to equip the facility through the purchase of machinery, equipment and furnishings and to create additional new full-time employment of specified levels during a five-year period. In exchange for these agreements, the City and the County agreed to lease to the Company three acres of land at the Newton, Kansas Airport, in addition to the eight acres previously leased to the Company by the City and County. The City and County further agreed to provide financial and other assistance toward the construction of the additional facility as set forth in the Development Agreement. The total cost of the additional facility was $19,800 and the expansion is complete. As of May 28, 2023, the Company had $42 in equipment purchase obligations related to the additional facility.

6.	STOCK-BASED COMPENSATION

As of May 28, 2023, the Company had a 2018 Stock Option Plan (the “2018 Plan”) and no other stock-based compensation plan. The 2018 Plan was adopted by the Board of Directors of the Company on May 8, 2018 and approved by the shareholders of the Company at the Annual Meeting of Shareholders of the Company on July 24, 2018 and provides for the grant of options to purchase up to 800,000 shares of common stock of the Company. Prior to the 2018 Plan, the Company had the 2002 Stock Option Plan (the “2002 Plan”) which had been approved by the Company’s shareholders and provided for the grant of stock options to directors and key employees of the Company. All options granted under the 2018 Plan and 2002 Plan have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant which, pursuant to the terms of such Plans, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted. Options granted under the Plans become exercisable 25% one year after the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire 10 years after the date of grant. Upon termination of employment or service as a director, all options held by the optionee that have not previously become exercisable shall terminate and all other options held by such optionee may be exercised, to the extent exercisable on the date of such termination, for a limited time after such termination. Any shares of common stock subject to an option under the 2018 Plan, which expires or is terminated unexercised as to such shares, shall again become available for issuance under the 2018 Plan.

During the 13 weeks ended May 28, 2023, the Company granted options under the 2018 Plan to purchase a total of 133,300 shares of common stock to its directors and certain of its employees. The future compensation expense to be recognized in earnings before income taxes is $387 and will be recorded on a straight-line basis over the requisite service period. The weighted average fair value of the granted options was $3.01 per share using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 3.61%-3.85%; expected volatility factor of 28.5%-29.6%; expected dividend yield of 3.82%; and estimated option terms of 4.9-8.3 years.

The risk-free interest rates were based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the estimated terms of the options at the date of the grant. Volatility factors were based on historical volatility of the Company’s common stock. The expected dividend yields were based on the regular quarterly cash dividend per share most recently declared by the Company and on the exercise price of the options granted during the 13 weeks ended May 28, 2023. The estimated term of the options was based on evaluations of the historical and expected future employee exercise behavior.

During the 2024 fiscal year, the Company recorded non-cash charges of $109 related to the modification of previously granted employee stock options resulting from the $1.00 per share special cash dividend paid by the Company in April 2023.

The following is a summary of option activity for the 13 weeks ended May 28, 2023:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance, February 26, 2023	670,425	$11.80		$838
Granted	133,300	13.08
Exercised	-	-
Terminated or expired	(900)	11.81
Balance, May 28, 2023	802,825	$12.01	6.28	$835
Vested and exercisable, May 28, 2023	482,263	$11.81	4.49	$598

7.	EARNINGS PER SHARE

Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing net earnings by the sum of (a) the weighted average number of shares of common stock outstanding during the period and (b) the potentially dilutive securities outstanding during the period. Stock options are the Company’s only potentially dilutive securities; and the number of dilutive options is computed using the treasury stock method.

The following table sets forth the calculation of basic and diluted earnings per share:

	13 Weeks Ended
	May 28, 2023	May 29, 2022

Net earnings	$1,854	$1,910

Weighted average common shares outstanding for basic EPS	20,461	20,458
Net effect of dilutive options	65	46
Weighted average shares outstanding for diluted EPS	20,526	20,504

Basic earnings per share	$0.09	$0.09

Diluted earnings per share	$0.09	$0.09

Potentially dilutive securities, which were not included in the computation of diluted earnings per share, because either the effect would have been anti-dilutive or the options’ exercise prices were greater than the average market price of the common stock, were 157,000 and 397,000 for the 13 weeks ended May 28, 2023 and May 29, 2022, respectively.

8.	SHAREHOLDERS’ EQUITY

On May 23, 2022, the Company announced that its Board of Directors authorized the Company’s purchase, on the open market and in privately negotiated transactions, of up to 1,500,000 additional shares of its common stock. This authorization superseded any unused prior Board of Directors’ authorizations to purchase shares of the Company’s Common Stock. The Company purchased 129,654 and 0 shares of its common stock during the 13 weeks ended May 28, 2023 and May 29, 2022, respectively. As a result, the Company is authorized to purchase up to a total of 1,279,001 shares of its common stock, representing approximately 6.3% of the Company’s 20,250,211 total outstanding shares as of the close of business on July 3, 2023. There is no assurance the Company will purchase any shares pursuant to this Board of Directors’ authorization. Shares purchased by the Company, if any, will be retained as treasury stock and will be available for use under the Company’s stock option plan and for other corporate purposes.

9.	INCOME TAXES

For the 13 weeks ended May 28, 2023, the Company recorded an income tax provision of $688, which included a discrete income tax provisions of $37. For the 13 weeks ended May 29, 2022, the Company recorded an income tax provision of $682, which included a discrete income tax provision of $28.

The Company’s effective tax rate for the 13 weeks ended May 28, 2023 was 27.1% compared to 26.3% in the comparable prior year period. The effective tax rate for the 13 weeks ended May 28, 2023 was higher than the U.S. statutory rate of 21% primarily due to state and local taxes and discrete income tax provisions for the accrual of interest related to unrecognized tax benefits. The effective rate for the 13 weeks ended May 29, 2022 was higher than the U.S. statutory rate of 21% primarily due to state and local taxes and discrete income tax provisions for the accrual of interest related to unrecognized tax benefits.

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

Financial information regarding the Company’s operations by geographic region is as follows:

	13 Weeks Ended
	May 28, 2023	May 29, 2022

Sales:

North America	$13,619	$12,149
Asia	130	124
Europe	1,802	510
Total sales	$15,551	$12,783

11.	CONTINGENCIES

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

Financial Overview

The Company's total net sales in the 13 weeks ended May 28, 2023 were $15.6 million compared to $12.8 million in the 13 weeks ended May 29, 2022. The increase in sales was primarily due to higher sales to both the commercial and military markets.

The Company’s gross profit margins, measured as percentages of sales, were 31.1% in the 13 weeks ended May 28, 2023 compared to 32.0% in the 13 weeks ended May 29, 2022. The lower gross profit margin for the 13 weeks ended May 28, 2023 was primarily due to higher costs for raw materials, supplies, freight, utilities and labor resulting from inflationary trends.

The Company’s earnings from operations before income taxes and net earnings were essentially flat in the 13 weeks ended May 28, 2023 compared to the 13 weeks ended May 29, 2022, primarily as a result of higher sales offset by higher costs for raw materials, supplies, freight, utilities and labor resulting from inflationary trends, $65,000 of losses on sales of investments to fund the $1.00 per share special dividend paid on April 6, 2023 to shareholders of record on March 9, 2023, additional stock option expense of $109,000 due to the modification of previously granted stock options in connection with the special dividend and $570,000 of activist shareholder defense costs.

The Company is experiencing inflation in costs of raw materials, supplies, freight, utilities, labor and other costs. The impact of inflation on the Company’s profits has been partially mitigated by the Company’s ability to adjust pricing for a large portion of its sales to pass the impact of inflation through to its customers.

Programs that the Company supplies into may be experiencing supply chain issues from other suppliers to the programs. The Company’s sales could be impacted by delays and reductions in its customers’ production schedules caused by other suppliers in the chain.

The tight labor market has created challenges in hiring personnel. Although the Company feels very positive about its workforce, staffing to proper levels continues to pose challenges for the Company. The Company’s cross-training “Customer Flexibility Program” continues to help the Company deal with the staffing shortages

The war in Ukraine has not had a material impact on the Company’s results of operations, but the Company has the potential for an increase in future sales due to increases in spending worldwide on missile defense systems and other defense programs. The Company does not have any significant customers in Russia or Ukraine.  The Company has experienced some increases to raw material costs from overseas suppliers due to the impacts of the war in Ukraine.

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

Results of Operations:

The following table sets forth the components of the consolidated statements of operations:

	13 Weeks Ended
(Amounts in thousands, except per share	May 28,	May 29,	%
amounts)	2023	2022	Change

Net sales	$15,551	$12,783	21.7%
Cost of sales	10,718	8,691	23.3%
Gross profit	4,833	4,092	18.1%
Selling, general and administrative expenses	2,615	1,633	60.1%
Earnings from operations	2,218	2,459	(9.8)%
Interest and other income	324	133	143.6%
Earnings from operations before income taxes	2,542	2,592	(1.9)%
Income tax provision (Note 9)	688	682	0.9%
Net earnings	$1,854	$1,910	(2.9)%

Earnings per share:
Basic:
Basic earnings per share	$0.09	$0.09	0%

Diluted:
Diluted earnings per share	$0.09	$0.09	0%

Net Sales

The Company’s total net sales worldwide in the 13 weeks ended May 28, 2023 increased to $15.6 million from $12.8 million in the 13 weeks ended May 29, 2022. The increase in sales was principally due to higher sales to both the commercial and military markets.

Gross Profit

The Company’s gross profit in the 13 weeks ended May 28, 2023 was higher than its gross profit in the prior year’s comparable period due to higher sales. The gross profit as a percentage of sales for the Company’s worldwide operations in the 13 weeks ended May 28, 2023 decreased to 31.1% from 32.0% in the 13 weeks ended May 29, 2022. The lower gross profit margin for the 13 weeks ended May 28, 2023 was primarily due to higher costs for raw materials, supplies and freight.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were higher compared to the prior year’s comparable period, and these expenses, measured as percentages of sales, were 16.8% in the 13 weeks ended May 28, 2023 compared to 12.8% in the 13 weeks ended May 29, 2022.  The increase in selling, general and administrative expenses was primarily due to $570,000 of activist shareholder defense costs.

Selling, general and administrative expenses included stock option expenses of $218,000, including $109,000 due to the modification of previously granted stock options, for the 13 weeks ended May 28, 2023, compared to stock option expenses of $85,000 for the 13 weeks ended May 29, 2022.

Earnings from operations

For the reasons set forth above, the Company’s earnings from operations were $2.2 million for the 13 weeks ended May 28, 2023 compared to $2.5 million for the 13 weeks ended May 29, 2022.

Interest and Other Income

Interest and other income was $324,000 for the 13 weeks ended May 28, 2023, compared to $133,000 for the prior year’s comparable period. Interest income increased 144% for the 13 weeks ended May 28, 2023 primarily as a result of higher weighted average interest rates in the 13 weeks ended May 28, 2023 compared to the prior year’s comparable period. Interest and other income for the 13 weeks ended May 28, 2023 included $65,000 of losses on sales of investments to fund the $1.00 per share special dividend paid on April 6, 2023 to shareholders of record on March 9, 2023. During the 13 weeks ended May 28, 2023, the Company earned interest income principally from its investments, which consisted primarily of short-term instruments and money market funds.

Income Tax Provision

For the 13 weeks ended May 28, 2023, the Company recorded an income tax provision of $688,000, which included a discrete income tax provision of $37,000 for the accrual of interest related to unrecognized tax benefits. For the 13 weeks ended May 29, 2022, the Company recorded an income tax provision of $682,000, which included a discrete income tax provision of $28,000 for the accrual of interest related to unrecognized tax benefits.

The Company’s effective tax rate for the 13 weeks ended May 28, 2023 was 27.1% compared to 26.3% in the prior year’s comparable period. The effective tax rate for the 13 weeks ended May 28, 2023 was higher than the U.S. statutory rate of 21% primarily due to state and local taxes and the accrual of interest related to unrecognized tax benefits. The effective rate for the 13 weeks ended May 29, 2022 was higher than the U.S. statutory rate of 21% primarily due to state and local taxes and the accrual of interest related to unrecognized tax benefits.

Net Earnings

For the reasons set forth above, the Company’s net earnings for the 13 weeks ended May 28, 2023 were $1.9 million compared to net earnings of $1.9 million for the 13 weeks ended May 29, 2022.

Basic and Diluted Earnings Per Share

In the 13 weeks ended May 28, 2023, basic and diluted earnings per share were $0.09, including the pretax charges of $570,000 related to activist shareholder defense costs, the stock option modification pretax charge of $109,000 and the $65,000 of losses on sales of investments to fund the special dividend, compared to basic and diluted earnings per share of $0.09 in the 13 weeks ended May 29, 2022.

Liquidity and Capital Resources:

(Amounts in thousands)	May 28,	February 26,
	2023	2023	Change

Cash and cash equivalents and marketable securities	$81,105	$105,440	$(24,335)
Working capital	93,509	96,455	(2,946)

	13 Weeks Ended
(Amounts in thousands)	May 28,	May 29,
	2023	2022	Change

Net cash provided by operating activities	$117	$44	$73
Net cash provided by (used in) investing activities	26,181	(6,476)	32,657
Net cash used in financing activities	(24,699)	(2,046)	(22,653)

Cash and Marketable Securities

Of the $81.1 million of cash and cash equivalents and marketable securities at May 28, 2023, $28.6 million was owned by one of the Company’s wholly owned foreign subsidiaries.

The change in cash and cash equivalents and marketable securities at May 28, 2023 compared to February 26, 2023 was the result of capital expenditures and dividends paid to shareholders, partially offset by cash provided by operating activities and a number of additional factors. The significant changes in cash provided by operating activities were as follows:

●	Accounts receivable increased by 16% at May 28, 2023 compared to February 26, 2023 primarily due to the timing of sales;

●	inventories increased by 17% at May 28, 2023 compared to February 26, 2023 primarily due to the timing of raw material purchases;

●	prepaid expenses and other current assets decreased by 5% at May 28, 2023 compared to February 26, 2023 primarily due to marketable securities;

●	accounts payable decreased by 15% at May 28, 2023 compared to February 26, 2023 primarily due to the timing of vendor payments; and

●	accrued liabilities increased by 47% at May 28, 2023 compared to February 26, 2023 primarily due to accrual of expenses related to the activist shareholder defense costs.

In addition, the Company paid $23.0 million in cash dividends in the 13-week period ended May 28, 2023 and $2.0 million in cash dividends in the 13-week period ended May 29, 2022.

Working Capital

The decrease in working capital at May 28, 2023 compared to February 26, 2023 was due principally to the decrease in cash and cash equivalents and increases in accounts payable and income taxes payable partially offset by increases in accounts receivable, inventories and prepaid expenses and other current assets and a decrease in accrued liabilities.

The Company's current ratio (the ratio of current assets to current liabilities) was 10.5 to 1.0 at May 28, 2023 compared to 4.4 to 1.0 at February 26, 2023.

Cash Flows

During the 13 weeks ended May 28, 2023, the Company's net earnings, before depreciation and amortization, deferred income taxes, stock-based compensation, amortization of bond premium and changes in operating assets and liabilities, were $117,000. During the same 13-week period, the Company expended $167,000 for the purchase of property, plant and equipment, compared with $88,000 during the 13 weeks ended May 29, 2022. The Company paid $23.0 million in cash dividends in the 13-week period ended May 28, 2023.

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

The Company’s critical accounting policies that are important to the Consolidated Financial Statements and that entail, to a significant extent, the use of estimates and assumptions and the application of management’s judgment, are described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2023. There have been no significant changes to such accounting policies during the 2024 fiscal year first quarter.

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

Factors That May Affect Future Results.

Certain portions of this Report which do not relate to historical financial information may be deemed to constitute forward-looking statements that are subject to various factors which could cause actual results to differ materially from the Company’s expectations or from results which might be projected, forecasted, estimated or budgeted by the Company in forward-looking statements. Such factors include, but are not limited to, general conditions in the aerospace industry, the Company’s competitive position, the status of the Company’s relationships with its customers, economic conditions in international markets, the cost and availability of raw materials, transportation and utilities, and the various factors set forth under the caption “Factors That May Affect Future Results” in Item 1 and in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2023.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

The Company’s market risk exposure at May 28, 2023 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended February 26, 2023.

Item 4.     Controls and Procedures.

(a)    Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of May 28, 2023, the end of the quarterly fiscal period covered by this quarterly report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1.                  Legal Proceedings.

None.

Item 1A.               Risk Factors.

There have been no material changes in the risk factors as previously disclosed in the Company’s Form 10-K Annual Report for the fiscal year ended February 26, 2023.

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to shares of the Company’s common stock acquired by the Company during each month included in the Company’s 2024 fiscal year first quarter ended May 28, 2023.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

February 27 - March 28	0	$-	0

March 29 - April 28	0	$-	0

April 29 - May 28	129,654	$12.87	129,654

Total	129,654	$12.87	129,654	1,370,346 (a)

(a)

Aggregate number of shares available to be purchased by the Company pursuant to share purchase authorization announced on May 23, 2022. Pursuant to such authorization, the Company is authorized to purchase its shares from time to time on the open market or in privately negotiated transactions.

Item 3.                  Defaults Upon Senior Securities.

None.

Item 4.                  Mine Safety Disclosures.

None.

Item 5.                  Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 28, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at May 28, 2023 (unaudited) and February 26, 2023; (ii) Consolidated Statements of Operations for the 13 weeks ended May 28, 2023 and May 29, 2022 (unaudited); (iii) Consolidated Statements of Comprehensive Earnings for the 13 weeks ended May 28, 2023 and May 29, 2022 (unaudited); (iv) Consolidated Statements of Shareholders’ Equity at May 28, 2023 (unaudited) and May 29, 2022; and (v) Condensed Consolidated Statements of Cash Flows for the 13 weeks ended May 28, 2023 and May 29, 2022 (unaudited). * +

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 28, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at May 28, 2023 (unaudited) and February 26, 2023; (ii) Consolidated Statements of Operations for the 13 weeks ended May 28, 2023 and May 29, 2022 (unaudited); (iii) Consolidated Statements of Comprehensive Earnings for the 13 weeks ended May 28, 2023 and May 29, 2022 (unaudited); (iv) Consolidated Statements of Shareholders’ Equity at May 28, 2023 (unaudited) and May 29, 2022; and (v) Condensed Consolidated Statements of Cash Flows for the 13 weeks ended May 28, 2023 and May 29, 2022 (unaudited). * +

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

Park Aerospace Corp.
(Registrant)

Date: July 7, 2023	/s/ Brian E. Shore
Brian E. Shore
Chief Executive Officer
(principal executive officer)

Date: July 7, 2023	/s/ P. Matthew Farabaugh
P. Matthew Farabaugh
Senior Vice President and Chief Financial Officer
(principal financial officer)
(principal accounting officer)