Form 10-Q
period 2023-08-27
PARK AEROSPACE CORP
filed 2023-10-06
CIK 76267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 27, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,250,111 as of October 3, 2023.

PARK AEROSPACE CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	August 27, 2023 (unaudited)	February 26, 2023*
ASSETS
Current assets
Cash and cash equivalents	$7,363	$4,237
Marketable securities (Note 3)	66,851	101,203
Accounts receivable, less allowance for doubtful accounts of $128 and $120, respectively	9,374	9,989
Inventories (Note 4)	8,457	6,768
Prepaid expenses and other current assets	2,587	2,844
Total current assets	94,632	125,041

Property, plant and equipment, net	23,980	24,251
Operating right-of-use assets (Note 5)	123	150
Goodwill and other intangible assets	9,783	9,783
Other assets	101	108
Total assets	$128,619	$159,333

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,535	$4,545
Operating lease liability (Note 5)	53	53
Accrued liabilities	1,167	1,346
Dividend payable	-	20,471
Income taxes payable	4,033	2,171
Total current liabilities	6,788	28,586

Long-term operating lease liability (Note 5)	106	129
Non-current income taxes payable (Note 9)	5,259	10,938
Deferred income taxes (Note 9)	1,942	1,995
Other liabilities	1,812	1,751
Total liabilities	15,907	43,399

Commitments and contingencies (Note 11)

Shareholders' equity (Note 8)
Common stock	2,096	2,096
Additional paid-in capital	170,254	169,932
Accumulated deficit	(44,184)	(42,694)
Accumulated other comprehensive loss	(3,418)	(4,244)
	124,748	125,090
Less treasury stock, at cost	(12,036)	(9,156)
Total shareholders' equity	112,712	115,934
Total liabilities and shareholders' equity	$128,619	$159,333

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	13 Weeks Ended (Unaudited)		26 Weeks Ended (Unaudited)
	August 27,	August 28,	August 27,	August 28,
	2023	2022	2023	2022

Net sales	$12,481	$13,875	$28,032	$26,658
Cost of sales	8,402	9,789	19,120	18,480
Gross profit	4,079	4,086	8,912	8,178
Selling, general and administrative expenses	1,853	1,732	4,468	3,365
Earnings from operations	2,226	2,354	4,444	4,813
Interest and other income	139	221	463	354
Earnings from operations before income taxes	2,365	2,575	4,907	5,167
Income tax provision (Note 9)	619	690	1,307	1,372
Net earnings	$1,746	$1,885	$3,600	$3,795

Earnings per share (Note 7)
Basic:
Basic earnings per share	$0.09	$0.09	$0.18	$0.19
Basic weighted average shares	20,256	20,461	20,359	20,460

Diluted:
Diluted earnings per share	$0.09	$0.09	$0.18	$0.19
Diluted weighted average shares	20,338	20,503	20,432	20,504

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts in thousands)

	13 Weeks Ended (Unaudited)		26 Weeks Ended (Unaudited)
	August 27,	August 28,	August 27,	August 28,
	2023	2022	2023	2022

Net earnings	$1,746	$1,885	$3,600	$3,795
Other comprehensive (loss) earnings, net of tax:
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	109	24	701	33
Less: reclassification adjustment for gains included in net earnings	-	-	-	(7)
Unrealized losses on marketable securities:
Unrealized holding losses arising during the period	(107)	(696)	(107)	(1,634)
Less: reclassification adjustment for losses included in net earnings	108	5	232	8
Other comprehensive earnings (loss)	110	(667)	826	(1,600)
Total comprehensive earnings	$1,856	$1,218	$4,426	$2,195

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	(Loss) Earnings	Shares	Amount

Balance, February 26, 2023	20,965,144	$2,096	$169,932	$(42,694)	$(4,244)	493,934	$(9,156)
Net earnings	-	-	-	1,854	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	716	-	-
Stock-based compensation	-	-	218	-	-	-	-
Repurchase of treasury shares	-	-	-	-	-	129,654	(1,669)
Cash dividends ($0.125 per share)	-	-	-	(2,559)	-	-	-
Balance, May 28, 2023	20,965,144	$2,096	$170,150	$(43,399)	$(3,528)	623,588	$(10,825)

Net earnings	-	-	-	1,746	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	110	-	-
Stock-based compensation	-	-	104	-	-	-	-
Repurchase of treasury shares	-	-	-	-	-	91,445	(1,211)
Cash dividends ($0.125 per share)	-	-	-	(2,531)	-	-	-
Balance, August 27, 2023	20,965,144	$2,096	$170,254	$(44,184)	$(3,418)	715,033	$(12,036)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	(Loss) Earnings	Shares	Amount

Balance, February 27, 2022	20,965,144	$2,096	$169,665	$(24,767)	$(1,965)	506,934	$(9,397)
Net earnings	-	-	-	1,910	-	-	-
Unrealized loss on marketable securities, net of tax	-	-	-	-	(933)	-	-
Stock-based compensation	-	-	85	-	-	-	-
Cash dividends ($0.10 per share)	-	-	-	(2,046)	-	-	-
Balance, May 29, 2022	20,965,144	$2,096	$169,750	$(24,903)	$(2,898)	506,934	$(9,397)

Net earnings	-	-	-	1,885	-	-	-
Unrealized loss on marketable securities, net of tax	-	-	-	-	(667)	-	-
Stock options exercised	-	-	(102)	-	-	(13,000)	241
Stock-based compensation	-	-	94	-	-	-	-
Cash dividends ($0.10 per share)	-	-	-	(2,046)	-	-	-
Balance, August 28, 2022	20,965,144	$2,096	$169,742	$(25,064)	$(3,565)	493,934	$(9,156)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	26 Weeks Ended (Unaudited)
	August 27,	August 28,
	2023	2022
Cash flows from operating activities:
Net earnings	$3,600	$3,795
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	644	521
Stock-based compensation	322	179
Provision for doubtful accounts	8	-
Deferred income taxes	(52)	368
Amortization of bond premium	408	(5)
Loss on sale of marketable securities	184	-
Changes in operating assets and liabilities	(7,759)	(6,561)
Net cash used in operating activities	(2,645)	(1,703)

Cash flows from investing activities:
Purchase of property, plant and equipment	(374)	(644)
Purchases of marketable securities	(3,329)	(27,141)
Proceeds from sales and maturities of marketable securities	37,915	24,466
Net cash provided by (used in) investing activities	34,212	(3,319)

Cash flows from financing activities:
Dividends paid	(25,561)	(4,092)
Proceeds from exercise of stock options	-	139
Purchase of treasury stock	(2,880)	-
Net cash used in financing activities	(28,441)	(3,953)

Increase (decrease) in cash and cash equivalents:	3,126	(8,975)
Cash and cash equivalents, beginning of period	4,237	12,811
Cash and cash equivalents, end of period	$7,363	$3,836

Supplemental cash flow information:
Cash paid during the period for income taxes, net of refunds	$5,107	$1,732

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share (unless otherwise stated), per share and option amounts)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Condensed Consolidated Balance Sheet and the Consolidated Statements of Shareholders’ Equity as of August 27, 2023, the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Earnings for the 13 weeks and 26 weeks ended August 27, 2023 and August 28, 2022, and the Condensed Consolidated Statements of Cash Flows for the 26 weeks then ended have been prepared by Park Aerospace Corp. (the “Company”), without audit. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at August 27, 2023 and the results of operations and cash flows for all periods presented. The Consolidated Statements of Operations are not necessarily indicative of the results to be expected for the full fiscal year or any subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2023. There have been no significant changes to such accounting policies during the 26 weeks ended August 27, 2023.

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

The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and any long-lived assets written down to fair value. To measure fair value of such assets, the Company uses Level 3 inputs consisting of techniques including an income approach and a market approach. The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the discounted cash flow analysis require the exercise of significant judgment, including judgment about appropriate discount rates, terminal values, growth rates and the amount and timing of expected future cash flows. With respect to goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that fair value is less than carrying value. If, based on that assessment, the Company believes it is more likely than not that fair value is less than carrying value, a goodwill impairment test is performed. There have been no changes in events or circumstances which required impairment charges to be recorded during the 13 weeks and 26 weeks ended August 27, 2023.

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

The following is a summary of available-for-sale securities:

	August 27, 2023
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$63,522	$63,522	$-	$-
U.S. corporate debt securities	3,329	3,329	-	-
Total marketable securities	$66,851	$66,851	$-	$-

	February 26, 2023
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$83,859	$83,859	$-	$-
U.S. corporate debt securities	17,344	17,344	-	-
Total marketable securities	$101,203	$101,203	$-	$-

The following table shows the amortized cost basis of, and gross unrealized gains and losses on, the Company’s available-for-sale securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost Basis	Gains	Losses

August 27, 2023:
U.S. Treasury and other government securities	$68,195	$-	$4,673
U.S. corporate debt securities	3,338	-	9
Total marketable securities	$71,533	$-	$4,682

February 26, 2023:
U.S. Treasury and other government securities	$89,603	$-	$5,744
U.S. corporate debt securities	17,414	-	70
Total marketable securities	$107,017	$-	$5,814

The estimated fair values of such securities at August 27, 2023 by contractual maturity are shown below:

Due in one year or less	$10,718
Due after one year through five years	56,133
$66,851

4.	INVENTORIES

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

	August 27,	February 26,
	2023	2023

Inventories:
Raw materials	$6,960	$5,376
Work-in-process	348	536
Finished goods	1,149	856
	$8,457	$6,768

5.	LEASES

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

Future minimum lease payments under non-cancellable operating leases as of August 27, 2023 are as follows:

Fiscal Year:
2024	$26
2025	36
2026	-
2027	-
2028	-
Thereafter	162
Total undiscounted operating lease payments	224
Less imputed interest	(65)
Present value of operating lease payments	$159

The above payment schedule includes renewal options that the Company is reasonably likely to exercise. Leases with an initial term of 12 months or less are not recorded on the Company’s condensed consolidated balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the terms of the leases.

For the 13 weeks and 26 weeks ended August 27, 2023, the Company’s operating lease expenses were $16 and $31, respectively. Cash payments of $27, pertaining to operating leases, are reflected in the cash flow statement under cash flows from operating activities.

Operating right-of-use assets	$123

Operating lease liabilities	$53
Long-term operating lease liabilities	106
Total operating lease liabilities	$159

The Company’s weighted average remaining lease term for its operating leases is 8.2 years.

In December 2018, the Company entered into a Development Agreement with the City of Newton (“City”), Kansas and the Board of County Commissioners of Harvey County (“County”), Kansas. Pursuant to this agreement, the Company agreed to construct and operate a redundant manufacturing facility of approximately 90,000 square feet for the design, development and manufacture of advanced composite materials and parts, structures and assemblies for aerospace. The Company further agreed to equip the facility through the purchase of machinery, equipment and furnishings and to create additional new full-time employment of specified levels during a five-year period. In exchange for these agreements, the City and the County agreed to lease to the Company three acres of land at the Newton, Kansas Airport, in addition to the eight acres previously leased to the Company by the City and County. The City and County further agreed to provide financial and other assistance toward the construction of the additional facility as set forth in the Development Agreement. The total cost of the additional facility was $19,800 and the expansion is complete. As of August 27, 2023, the Company had $30 in equipment purchase obligations related to the additional facility.

6.	STOCK-BASED COMPENSATION

As of August 27, 2023, the Company had a 2018 Stock Option Plan (the “2018 Plan”) and no other stock-based compensation plan. The 2018 Plan was adopted by the Board of Directors of the Company on May 8, 2018 and approved by the shareholders of the Company at the Annual Meeting of Shareholders of the Company on July 24, 2018 and provides for the grant of options to purchase up to 800,000 shares of common stock of the Company. Prior to the 2018 Plan, the Company had the 2002 Stock Option Plan (the “2002 Plan”) which had been approved by the Company’s shareholders and provided for the grant of stock options to directors and key employees of the Company. All options granted under the 2018 Plan and 2002 Plan have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant which, pursuant to the terms of such Plans, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted. Options granted under the Plans become exercisable 25% one year after the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire 10 years after the date of grant. Upon termination of employment or service as a director, all options held by the optionee that have not previously become exercisable shall terminate and all other options held by such optionee may be exercised, to the extent exercisable on the date of such termination, for a limited time after such termination. Any shares of common stock subject to an option under the 2018 Plan, which expires or is terminated unexercised as to such shares, shall again become available for issuance under the 2018 Plan.

During the 26 weeks ended August 27, 2023, the Company granted options under the 2018 Plan to purchase a total of 133,300 shares of common stock to its directors and certain of its employees. The future compensation expense to be recognized in earnings before income taxes is $387 and will be recorded on a straight-line basis over the requisite service period. The weighted average fair value of the granted options was $3.01 per share using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.61%-3.85%; expected volatility factor of 28.5%-29.6%; expected dividend yield of 3.82%; and estimated option term of 4.9-8.3 years.

The risk-free interest rates were based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the estimated terms of the options at the date of the grant. Volatility factors were based on historical volatility of the Company’s common stock. The expected dividend yields were based on the regular quarterly cash dividend per share most recently declared by the Company and on the exercise price of the options granted during the 13 weeks and 26 weeks ended August 27, 2023. The estimated term of the options was based on evaluations of the historical and expected future employee exercise behavior.

During the 2024 fiscal year, the Company recorded non-cash charges of $109 related to the modification of previously granted employee stock options resulting from the $1.00 per share special cash dividend paid by the Company in April 2023.

The following is a summary of option activity for the 26 weeks ended August 27, 2023:

		Weighted	Weighted Average	Aggregate
	Outstanding	Average	Remaining Contractual	Intrinsic
	Options	Exercise Price	Term (in years)	Value

Balance, February 26, 2023	670,425	$11.80		$838
Granted	133,300	13.08
Exercised	-	-
Terminated or expired	(2,450)	12.14
Balance, August 27, 2023	801,275	$12.01	6.03	$833
Vested and exercisable, August 27, 2023	481,350	$11.81	4.24	$597

7.	EARNINGS PER SHARE

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

The following table sets forth the calculation of basic and diluted earnings per share:

	13 Weeks Ended		26 Weeks Ended
	August 27, 2023	August 28, 2022	August 27, 2023	August 28, 2022

Net earnings	$1,746	$1,885	$3,600	$3,795

Weighted average common shares outstanding for basic EPS	20,256	20,461	20,359	20,460
Net effect of dilutive options	82	42	73	44
Weighted average shares outstanding for diluted EPS	20,338	20,503	20,432	20,504

Basic earnings per share	$0.09	$0.09	$0.18	$0.19
Diluted earnings per share	$0.09	$0.09	$0.18	$0.19

Potentially dilutive securities, which were not included in the computation of diluted earnings per share, because either the effect would have been anti-dilutive or the options’ exercise prices were greater than the average market price of the common stock, were 148,000 and 501,000 for the 13 weeks ended August 27, 2023 and August 28, 2022, respectively, and 152,000 and 449,000 for the 26 weeks ended August 27, 2023 and August 28, 2022, respectively.

8.	SHAREHOLDERS’ EQUITY

On May 23, 2022, the Company announced that its Board of Directors authorized the Company’s purchase, on the open market and in privately negotiated transactions, of up to 1,500,000 additional shares of its common stock. This authorization supersedes any unused prior Board of Directors’ authorizations to purchase shares of the Company’s common stock. The Company purchased 221,099 and 0 shares of its common stock during the 26 weeks ended August 27, 2023 and August 28, 2022, respectively. As a result, the Company is authorized to purchase up to a total of 1,278,901 shares of its common stock, representing approximately 6.3% of the Company’s 20,250,111 total outstanding shares as of the close of business on October 3, 2023. There is no assurance the Company will purchase any shares pursuant to this Board of Directors’ authorization. Shares purchased by the Company, if any, will be retained as treasury stock and will be available for use under the Company’s stock option plan and for other corporate purposes.

9.	INCOME TAXES

For the 13 weeks and 26 weeks ended August 27, 2023, the Company recorded income tax provisions from operations of $619 and $1,307, respectively, which included discrete income tax provisions of $16 and $53, respectively. For the 13 weeks and 26 weeks ended August 28, 2022, the Company recorded income tax provisions from operations of $690 and $1,372, respectively, which included discrete income tax provisions of $48 and $75, respectively.

The Company’s effective tax rates for the 13 weeks and 26 weeks ended August 27, 2023 were income tax provisions of 26.2% and 26.6%, respectively, compared to income tax provisions of 26.8% and 26.6% in the comparable prior periods. The effective tax rates for the 13 weeks and 26 weeks ended August 27, 2023 were higher than the U.S. statutory rate of 21% primarily due to state and local taxes and a discrete income tax provision for the accrual of interest related to unrecognized tax benefits. The effective rates for the 13 weeks and 26 weeks ended August 28, 2022 were higher than the U.S. statutory rate of 21% primarily due to state and local taxes and discrete income tax provisions for the accrual of interest related to unrecognized tax benefits.

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

Financial information regarding the Company’s continuing operations by geographic region is as follows:

	13 Weeks Ended		26 Weeks Ended
	August 27, 2023	August 28, 2022	August 27, 2023	August 28, 2022

Sales:

North America	$11,338	$12,739	$24,957	$24,888
Asia	412	153	542	277
Europe	731	983	2,533	1,493
Total sales	$12,481	$13,875	$28,032	$26,658

11.	CONTINGENCIES

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

Park Aerospace Corp. (“Park” or the “Company”) develops and manufactures solution and hot-melt advanced composite materials used to produce composite structures for the global aerospace markets. Park’s advanced composite materials include film adhesives (Aeroadhere®) and lightning strike protection materials (Electroglide®). Park offers an array of composite materials specifically designed for hand lay-up or automated fiber placement (“AFP”) manufacturing applications. Park’s advanced composite materials are used to produce primary and secondary structures for jet engines, large and regional transport aircraft, military aircraft, Unmanned Aerial Vehicles (UAVs commonly referred to as “drones”), business jets, general aviation aircraft and rotary wing aircraft. Park also offers specialty ablative materials for rocket motors and nozzles and specially designed materials for radome applications. As a complement to Park’s advanced composite materials offering, Park designs and fabricates composite parts, structures and assemblies and low volume tooling for the aerospace industry. Target markets for Park’s composite parts and structures (which include Park’s proprietary composite SigmaStrutTM and AlphaStrutTM product lines) are, among others, prototype and development aircraft, special mission aircraft, spares for legacy military and civilian aircraft and exotic spacecraft.

Financial Overview

The Company's net sales in the 13 weeks and 26 weeks ended August 27, 2023 were $12.5 million and $28.0 million, respectively, compared to $13.9 million and $26.7 million, respectively, in the 13 weeks and 26 weeks ended August 28, 2022. Sales for the 13 weeks and 26 weeks ended August 27, 2023 were negatively impacted by inventory reduction efforts at our largest customer.

The Company’s gross profit margins, measured as percentages of sales, were 32.7% and 31.8%, respectively, in the 13 weeks and 26 weeks ended August 27, 2023 compared to 29.4% and 30.7%, respectively, in the 13 weeks and 26 weeks ended August 28, 2022. The higher gross profit margin for the 13 and 26 weeks ended August 27, 2023 compared to last year’s comparable periods was primarily due to a favorable sales mix, reduced production waste and higher pricing partially offset by higher costs for raw materials, supplies, freight, and labor resulting from inflationary trends. Gross profit for the 13 weeks and 26 weeks ended August 27, 2023 was negatively impacted by lower sales to our largest customer due to the customers inventory reduction efforts.

The Company’s earnings before income taxes and net earnings decreased 8.2% and 7.4%, respectively, in the 13 weeks ended August 27, 2023 compared to the 13 weeks ended August 28, 2022 primarily as a result of lower sales, and higher costs for raw materials, supplies, freight, and labor resulting from inflationary trends, partially offset by a favorable sales mix, reduced production waste and bad debt expense related to a customer bankruptcy in the prior year 13 weeks period.

The Company’s earnings before income taxes and net earnings decreased 5.0% and 5.1%, respectively, in the 26 weeks ended August 27, 2023 compared to the 26 weeks ended August 28, 2022 primarily as a result of higher costs for raw materials, supplies, freight, and labor resulting from inflationary trends, partially offset by higher sales (despite the Company’s largest customer’s inventory reduction efforts), a favorable sales mix, reduced production waste and bad debt expense related to a customer bankruptcy in the prior year 26 weeks period.

The Company is experiencing inflation in costs of raw materials, supplies, freight, labor and other costs. The impact of inflation on the Company’s profits has been partially mitigated by the Company’s ability to adjust pricing for a portion of its sales to pass the impact of inflation through to its customers.

Programs that the Company supplies into may be experiencing supply chain issues from other suppliers to the programs. The Company’s sales could be impacted by delays and reductions in its customers’ production schedules caused by other suppliers in the chain.

The tight labor market has created challenges in hiring personnel. Although the Company feels very positive about its workforce, staffing to proper levels continues to pose challenges for the Company. The Company’s cross-training “Customer Flexibility Program” continues to help the Company deal with the staffing shortages.

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

Results of Operations:

The following table sets forth the components of the consolidated statements of operations:

	13 Weeks Ended			26 Weeks Ended
	August 27,	August 28,	%	August 27,	August 28,	%
(Amounts in thousands, except per share amounts)	2023	2022	Change	2023	2022	Change

Net sales	$12,481	$13,875	(10.0)%	$28,032	$26,658	5.2%
Cost of sales	8,402	9,789	(14.2)%	19,120	18,480	3.5%
Gross profit	4,079	4,086	(0.2)%	8,912	8,178	9.0%
Selling, general and administrative expenses	1,853	1,732	7.0%	4,468	3,365	32.8%
Earnings from operations	2,226	2,354	(5.4)%	4,444	4,813	(7.7)%
Interest and other income	139	221	(37.1)%	463	354	30.8%
Earnings from operations before income taxes	2,365	2,575	(8.2)%	4,907	5,167	(5.0)%
Income tax provision (Note 9)	619	690	(10.3)%	1,307	1,372	(4.7)%
Net earnings	$1,746	$1,885	(7.4)%	$3,600	$3,795	(5.1)%

Earnings per share:
Basic:
Basic earnings per share	$0.09	$0.09	0%	$0.18	$0.19	(5.3)%

Diluted:
Diluted earnings per share	$0.09	$0.09	0%	$0.18	$0.19	(5.3)%

Net Sales

The Company's net sales in the 13 weeks and 26 weeks ended August 27, 2023 were $12.5 million and $28.0 million, respectively, compared to $13.9 million and $26.7 million, respectively, in the 13 weeks and 26 weeks ended August 28, 2022. Sales for the 13 weeks and 26 weeks ended August 27, 2023 were negatively impacted by inventory reduction efforts at our largest customer.

Gross Profit

The Company’s gross profit in the 13 weeks ended August 27, 2023 were essentially the same as the gross profit in the prior year’s comparable period. The Company’s gross profit in the 26 weeks ended August 27, 2023 were higher than its gross profit in the prior year’s comparable period. The Company’s gross profit margins, measured as percentages of sales, were 32.7% and 31.8%, respectively, in the 13 weeks and 26 weeks ended August 27, 2023 compared to 29.4% and 30.7%, respectively, in the 13 weeks and 26 weeks ended August 28, 2022. The higher gross profit margin for the 13 and 26 weeks ended August 27, 2023 compared to last year’s comparable periods was primarily due to a favorable sales mix, reduced production waste and higher pricing, partially offset by higher costs for raw materials, supplies, freight, utilities and labor resulting from inflationary trends. Gross profit for the 13 weeks and 26 weeks ended August 27, 2023 was negatively impacted by lower sales to our largest customer due to the customers inventory reduction efforts.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $121,000 and $1.1 million, respectively, during the 13 weeks and 26 weeks ended August 27, 2023, or by 7.0% and 32.8%, respectively, compared to the prior year’s comparable periods, and these expenses, measured as percentages of sales, were 14.8% and 15.9%, respectively, in the 13 weeks and 26 weeks ended August 27, 2023 compared to 12.5% and 12.6%, respectively, in the 13 weeks and 26 weeks ended August 28, 2022. The increase in selling, general and administrative expenses was primarily due to $570,000 of activist shareholder defense costs.

Selling, general and administrative expenses included stock option expenses of $104,000 and $322,000, respectively, for the 13 weeks and 26 weeks ended August 27, 2023, including $109,000 due to the modification of previously granted stock options, compared to stock option expenses of $94,000 and $179,000, respectively, for the 13 weeks and 26 weeks ended August 28, 2022.

Earnings from Operations

For the reasons set forth above, the Company’s earnings from operations were $2.2 million and $4.4 million, respectively, for the 13 weeks and 26 weeks ended August 27, 2023 compared to $2.4 million and $4.8 million, respectively, for the 13 weeks and 26 weeks ended August 28, 2022.

Interest and Other Income

Interest and other income was $139,000 and $463,000, respectively, for the 13 weeks and 26 weeks ended August 27, 2023, compared to $221,000 and $354,000, respectively, for the prior year's comparable periods. Interest income decreased 37.1% for the 13 weeks ended August 27, 2023, primarily as a result of losses on the sales of marketable securities in the 13 weeks ended August 27, 2023, compared to the prior year's comparable periods. Interest income increased 30.8% for the 26 weeks ended August 27, 2023, primarily as a result of higher weighted average interest rates in the 26 weeks ended August 27, 2023, compared to the prior year's comparable periods. Interest and other income for the 26 weeks ended August 27, 2023 included $65,000 of losses on sales of investments to fund the $1.00 per share special dividend paid on April 6, 2023 to shareholders of record on March 9, 2023. During the 13 weeks and 26 weeks ended August 27, 2023, the Company earned interest income principally from its investments, which consisted primarily of short-term instruments and money market funds.

Income Tax Provision

For the 13 weeks and 26 weeks ended August 27, 2023, the Company recorded income tax provisions of $619,000 and $1.3 million, respectively, which included discrete income tax provisions of $16,000 and $53,000, respectively, for the accrual of interest related to unrecognized tax benefits. For the 13 weeks and 26 weeks ended August 28, 2022, the Company recorded income tax provisions of $690,000 and $1.4 million, respectively, which included discrete income tax provisions of $48,000 and $75,000, respectively, for the write-off of deferred tax assets and liabilities related to a change in the tax filing basis of the Company’s Singapore entity and the accrual of interest related to unrecognized tax benefits.

The Company’s effective tax rates for the 13 weeks and 26 weeks ended August 27, 2023 were 26.2% and 26.6%, respectively, compared to 26.8% and 26.6%, respectively, in the prior year’s comparable periods. The effective tax rates for the 13 weeks and 26 weeks ended August 27, 2023 were higher than the U.S. statutory rate of 21% primarily due to state and local taxes and liabilities and the accrual of interest related to unrecognized tax benefits. The effective rates for the 13 weeks and 26 weeks ended August 28, 2022 were higher than the U.S. statutory rate of 21% primarily due to state and local taxes and the accrual of interest related to unrecognized tax benefits.

Net Earnings

For the reasons set forth above, the Company's net earnings for the 13 weeks and 26 weeks ended August 27, 2023 were $1.7 million and $3.6 million, respectively, compared to net earnings of $1.9 million and $3.8 million, respectively, for the 13 weeks and 26 weeks ended August 28, 2022.

Basic and Diluted Earnings Per Share

In the 13 weeks and 26 weeks ended August 27, 2023, basic and diluted earnings per share were $0.09 and $0.18, respectively, compared to basic and diluted earnings per share of $0.09 and $0.19, respectively, in the 13 weeks and 26 weeks ended August 28, 2022.

Liquidity and Capital Resources - Continuing Operations:

(Amounts in thousands)	August 27,	February 26,
	2023	2023	Change

Cash and cash equivalents and marketable securities	$74,214	$105,440	$(31,226)
Working capital	87,844	96,455	(8,611)

	26 Weeks Ended
(Amounts in thousands)	August 27,	August 28,
	2023	2022	Change

Net cash used in operating activities	$(2,645)	$(1,703)	$(942)
Net cash provided by (used in) investing activities	34,212	(3,319)	37,531
Net cash used in financing activities	(28,441)	(3,953)	(24,488)

Cash and Marketable Securities

Of the $74.2 million of cash and cash equivalents and marketable securities at August 27, 2023, $28.7 million was owned by one of the Company’s wholly-owned foreign subsidiaries.

The change in cash and cash equivalents and marketable securities at August 27, 2023 compared to February 26, 2023 was the result of capital expenditures, dividends paid to shareholders and cash used in operating activities and a number of additional factors. The significant change in cash used in operating activities was as follows:

●	accounts receivable decreased by 6% at August 27, 2023 compared to February 26, 2023 primarily due to timing of sales;

●	inventories increased by 25% at August 27, 2023 compared to February 26, 2023 primarily due to timing of raw materials purchases;

●	prepaid and other current assets decreased by 9% at August 27, 2023 compared to February 26, 2023 primarily due to marketable securities and prepaid insurances;

●	accounts payable decreased by 66% at August 27, 2023 compared to February 26, 2023 primarily due to timing of vendor payments;

●	accrued liabilities decreased by 13% at August 27, 2023 compared to February 26, 2023 primarily due to decreases in bonus and profit sharing accruals; and

●	Income taxes payable decreased by 29% at August 27, 2023 compared to February 26, 2023 due to the recorded tax provision.

In addition, the Company paid $25.6 million in cash dividends in the 26-week period ended August 27, 2023 compared to $4.1 million in the 26-week period ended August 28, 2022.

Working Capital

The decrease in working capital at August 27, 2023 compared to February 26, 2023 was due principally to the decrease in cash and cash equivalents, marketable securities, accounts receivable and prepaid and other current assets, partially offset by an increase in inventories and decreases in accounts payable, accrued liabilities and income taxes payable.

The Company's current ratio (the ratio of current assets to current liabilities) was 13.9 to 1.0 at August 27, 2023 compared to 4.4 to 1.0 at February 26, 2023.

Cash Flows

During the 26 weeks ended August 27, 2023, the Company's net earnings, adjusted for depreciation and amortization, deferred income taxes, stock-based compensation, amortization of bond premium and changes in operating assets and liabilities, resulted in a $2.6 million operating cash outflow. During the same 26-week period, the Company expended $374,000 for the purchase of property, plant and equipment, compared with $644,000 during the 26 weeks ended August 28, 2022. The Company paid $25.6 million in cash dividends in the 26-week period ended August 27, 2023 compared to $4.1 million in the 26-week period ended August 28, 2022.

Other Liquidity Factors

The Company believes its financial resources will be sufficient, through the 12 months following the filing of this Form 10-Q Quarterly Report and for the foreseeable future thereafter, to provide for continued investment in working capital and property, plant and equipment and for general corporate purposes. The Company’s financial resources are also available for purchases of the Company's common stock, cash dividend payments, appropriate acquisitions and other expansions of the Company's business.

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

Critical Accounting Policies and Estimates:

The foregoing Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company’s Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these Condensed Consolidated Financial Statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to sales allowances, allowances for doubtful accounts, inventories, valuation of long-lived assets, income taxes, contingencies and litigation, and employee benefit programs. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company’s critical accounting policies that are important to the Condensed Consolidated Financial Statements and that entail, to a significant extent, the use of estimates and assumptions and the application of management’s judgment are described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2023. There have been no significant changes to such accounting policies during the 2024 fiscal year second quarter.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The Company’s market risk exposure at August 27, 2023 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended February 26, 2023.

Item 4.    Controls and Procedures.

(a)    Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of August 27, 2023, the end of the quarterly fiscal period covered by this quarterly report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to shares of the Company’s common stock acquired by the Company during each month included in the Company’s 2024 fiscal year second quarter ended August 27, 2023.

Maximum
			Total Number of	Number (or
			Shares (or	Approximate
			Units)	Dollar Value) of
	Total		Purchased As	Shares (or Units)
	Number of	Average	Part of Publicly	that May Yet Be
	Shares (or	Price Paid	Announced	Purchased
	Units)	Per Share (or	Plans or	Under the Plans
Period	Purchased	Unit)	Programs	or Programs

May 29 - June 27	90,445	$13.24	90,445

June 28 - July 27	1,000	$13.50	1,000

July 28 - August 27	-	$-	-

Total	91,445	$13.24	91,445	1,278,901 (a)

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 27, 2023, formatted in XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at August 27, 2023 (unaudited) and February 26, 2023; (ii) Consolidated Statements of Operations for the 13 weeks and 26 weeks ended August 27, 2023 and August 28, 2022 (unaudited); (iii) Consolidated Statements of Comprehensive Earnings for the 13 weeks and 26 weeks ended August 27, 2023 and August 28, 2022 (unaudited); (iv) Consolidated Statements of Shareholders’ Equity at August 27, 2023 (unaudited) and August 28, 2022; and (v) Condensed Consolidated Statements of Cash Flows for the 26 weeks ended August 27, 2023 and August 28, 2022 (unaudited). * +

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 27, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at August 27, 2023 (unaudited) and February 26, 2023; (ii) Consolidated Statements of Operations for the 13 weeks and 26 weeks ended August 27, 2023 and August 28, 2022 (unaudited); (iii) Consolidated Statements of Comprehensive Earnings for the 13 weeks and 26 weeks ended August 27, 2023 and August 28, 2022 (unaudited); (iv) Consolidated Statements of Shareholders’ Equity at August 27, 2023 (unaudited) and August 28, 2022; and (v) Condensed Consolidated Statements of Cash Flows for the 26 weeks ended August 27, 2023 and August 28, 2022 (unaudited). * +

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

Park Aerospace Corp.
-----------------------------------
(Registrant)

/s/ Brian E. Shore
Date: October 6, 2023	-----------------------------------
Brian E. Shore
Chief Executive Officer
(principal executive officer)

/s/ P. Matthew Farabaugh
Date: October 6, 2023	-----------------------------------
P. Matthew Farabaugh
Senior Vice President and Chief Financial Officer
(principal financial officer)
(principal accounting officer)