Form 10-Q
period 2023-11-26
PARK AEROSPACE CORP
filed 2024-01-10
CIK 76267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 26, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,253,361 as of January 2, 2024.

PARK AEROSPACE CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	November 26, 2023 (unaudited)	February 26, 2023*
ASSETS
Current assets
Cash and cash equivalents	$4,173	$4,237
Marketable securities (Note 3)	69,816	101,203
Accounts receivable, less allowance for doubtful accounts of $132 and $120, respectively	9,897	9,989
Inventories (Note 4)	7,421	6,768
Prepaid expenses and other current assets	2,463	2,844
Total current assets	93,770	125,041

Property, plant and equipment, net	23,747	24,251
Operating right-of-use assets (Note 5)	109	150
Goodwill and other intangible assets	9,783	9,783
Other assets	98	108
Total assets	$127,507	$159,333

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,110	$4,545
Operating lease liability (Note 5)	53	53
Accrued liabilities	1,587	1,346
Dividend payable	-	20,471
Income taxes payable	3,679	2,171
Total current liabilities	6,429	28,586

Long-term operating lease liability (Note 5)	94	129
Non-current income taxes payable (Note 9)	5,259	10,938
Deferred income taxes (Note 9)	1,897	1,995
Other liabilities	1,843	1,751
Total liabilities	15,522	43,399

Contingencies (Note 11)

Shareholders' equity (Note 8)
Common stock	2,096	2,096
Additional paid-in capital	170,352	169,932
Accumulated deficit	(45,513)	(42,694)
Accumulated other comprehensive loss	(2,928)	(4,244)
	124,007	125,090
Less treasury stock, at cost	(12,022)	(9,156)
Total shareholders' equity	111,985	115,934
Total liabilities and shareholders' equity	$127,507	$159,333

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	13 Weeks Ended (Unaudited)		39 Weeks Ended (Unaudited)
	November 26,	November 27,	November 26,	November 27,
	2023	2022	2023	2022

Net sales	$11,639	$13,867	$39,671	$40,525
Cost of sales	8,470	9,423	27,590	27,903
Gross profit	3,169	4,444	12,081	12,622
Selling, general and administrative expenses	1,804	1,523	6,272	4,888
Earnings from operations	1,365	2,921	5,809	7,734
Interest and other income	261	299	724	653
Earnings from operations before income taxes	1,626	3,220	6,533	8,387
Income tax provision (Note 9)	423	990	1,730	2,362
Net earnings	$1,203	$2,230	$4,803	$6,025

Earnings per share (Note 7)
Basic:
Basic earnings per share	$0.06	$0.11	$0.24	$0.29
Basic weighted average shares	20,250	20,471	20,323	20,463

Diluted:
Diluted earnings per share	$0.06	$0.11	$0.24	$0.29
Diluted weighted average shares	20,355	20,510	20,406	20,506

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts in thousands)

	13 Weeks Ended (Unaudited)		39 Weeks Ended (Unaudited)
	November 26,	November 27,	November 26,	November 27,
	2023	2022	2023	2022

Net earnings	$1,203	$2,230	$4,803	$6,025
Other comprehensive (loss) earnings, net of tax:
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	484	30	1,186	63
Less: reclassification adjustment for gains included in net earnings	-	-	-	(7)
Unrealized losses on marketable securities:
Unrealized holding losses arising during the period	(2)	(773)	(110)	(2,407)
Less: reclassification adjustment for losses included in net earnings	8	25	239	33
Other comprehensive earnings (loss)	490	(718)	1,315	(2,318)
Total comprehensive earnings	$1,693	$1,512	$6,118	$3,707

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	(Loss) Earnings	Shares	Amount

Balance, February 26, 2023	20,965,144	$2,096	$169,932	$(42,694)	$(4,244)	493,934	$(9,156)
Net earnings	-	-	-	1,854	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	716	-	-
Stock-based compensation	-	-	218	-	-	-	-
Repurchase of treasury shares	-	-	-	-	-	129,654	(1,669)
Cash dividends ($0.125 per share)	-	-	-	(2,559)	-	-	-
Balance, May 28, 2023	20,965,144	$2,096	$170,150	$(43,399)	$(3,528)	623,588	$(10,825)

Net earnings	-	-	-	1,746	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	110	-	-
Stock-based compensation	-	-	104	-	-	-	-
Repurchase of treasury shares	-	-	-	-	-	91,445	(1,211)
Cash dividends ($0.125 per share)	-	-	-	(2,531)	-	-	-
Balance, August 27, 2023	20,965,144	$2,096	$170,254	$(44,184)	$(3,418)	715,033	$(12,036)

Net earnings	-	-	-	1,203	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	490	-	-
Stock options exercised	-	-	(5)	-	-	(875)	14
Stock-based compensation	-	-	103	-	-	-	-
Cash dividends ($0.125 per share)	-	-	-	(2,532)	-	-	-
Balance, November 26, 2023	20,965,144	$2,096	$170,352	$(45,513)	$(2,928)	714,158	$(12,022)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	(Loss) Earnings	Shares	Amount

Balance, February 27, 2022	20,965,144	$2,096	$169,665	$(24,767)	$(1,965)	506,934	$(9,397)
Net earnings	-	-	-	1,910	-	-	-
Unrealized loss on marketable securities, net of tax	-	-	-	-	(933)	-	-
Stock-based compensation	-	-	85	-	-	-	-
Cash dividends ($0.10 per share)	-	-	-	(2,046)	-	-	-
Balance, May 29, 2022	20,965,144	$2,096	$169,750	$(24,903)	$(2,898)	506,934	$(9,397)

Net earnings	-	-	-	1,885	-	-	-
Unrealized loss on marketable securities, net of tax	-	-	-	-	(667)	-	-
Stock options exercised	-	-	(102)	-	-	(13,000)	241
Stock-based compensation	-	-	94	-	-	-	-
Cash dividends ($0.10 per share)	-	-	-	(2,046)	-	-	-
Balance, August 28, 2022	20,965,144	$2,096	$169,742	$(25,064)	$(3,565)	493,934	$(9,156)

Net earnings	-	-	-	2,230	-	-	-
Unrealized loss on marketable securities, net of tax	-	-	-	-	(718)	-	-
Stock-based compensation	-	-	95	-	-	-	-
Cash dividends ($0.10 per share)	-	-	-	(2,047)	-	-	-
Balance, November 27, 2022	20,965,144	$2,096	$169,837	$(24,881)	$(4,283)	493,934	$(9,156)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	39 Weeks Ended (Unaudited)
	November 26,	November 27,
	2023	2022
Cash flows from operating activities:
Net earnings	$4,803	$6,025
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	984	826
Stock-based compensation	425	274
Provision for doubtful accounts	12	-
Deferred income taxes	(97)	265
Amortization of bond premium	255	125
Loss on sale of marketable securities	184	-
Changes in operating assets and liabilities	(7,452)	(5,381)
Net cash (used in) provided by operating activities	(886)	2,134

Cash flows from investing activities:
Purchase of property, plant and equipment	(481)	(749)
Purchases of marketable securities	(6,702)	(39,785)
Proceeds from sales and maturities of marketable securities	38,966	36,199
Net cash provided by (used in) investing activities	31,783	(4,335)

Cash flows from financing activities:
Dividends paid	(28,093)	(6,139)
Proceeds from exercise of stock options	12	139
Purchase of treasury stock	(2,880)	-
Net cash used in financing activities	(30,961)	(6,000)

decrease in cash and cash equivalents:	(64)	(8,201)
Cash and cash equivalents, beginning of period	4,237	12,811
Cash and cash equivalents, end of period	$4,173	$4,610

Supplemental cash flow information:
Cash paid during the period for income taxes, net of refunds	$5,898	$3,178

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share (unless otherwise stated), per share and option amounts)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Condensed Consolidated Balance Sheet and the Consolidated Statements of Shareholders’ Equity as of November 26, 2023, the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Earnings for the 13 weeks and 39 weeks ended November 26, 2023 and November 27, 2022, and the Condensed Consolidated Statements of Cash Flows for the 39 weeks then ended have been prepared by Park Aerospace Corp. (the “Company”), without audit. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at November 26, 2023 and the results of operations and cash flows for all periods presented. The Consolidated Statements of Operations are not necessarily indicative of the results to be expected for the full fiscal year or any subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2023. There have been no significant changes to such accounting policies during the 39 weeks ended November 26, 2023.

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

The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and any long-lived assets written down to fair value. To measure fair value of such assets, the Company uses Level 3 inputs consisting of techniques including an income approach and a market approach. The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the discounted cash flow analysis require the exercise of significant judgment, including judgment about appropriate discount rates, terminal values, growth rates and the amount and timing of expected future cash flows. With respect to goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that fair value is less than carrying value. If, based on that assessment, the Company believes it is more likely than not that fair value is less than carrying value, a goodwill impairment test is performed. There have been no changes in events or circumstances which required impairment charges to be recorded during the 13 weeks and 39 weeks ended November 26, 2023.

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

The following is a summary of available-for-sale securities:

	November 26, 2023
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$66,434	$66,434	$-	$-
U.S. corporate debt securities	3,382	3,382	-	-
Total marketable securities	$69,816	$69,816	$-	$-

	February 26, 2023
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$83,859	$83,859	$-	$-
U.S. corporate debt securities	17,344	17,344	-	-
Total marketable securities	$101,203	$101,203	$-	$-

The following table shows the amortized cost basis of, and gross unrealized gains and losses on, the Company’s available-for-sale securities:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses

November 26, 2023:
U.S. Treasury and other government securities	$70,442	$-	$4,008
U.S. corporate debt securities	3,385	-	3
Total marketable securities	$73,827	$-	$4,011

February 26, 2023:
U.S. Treasury and other government securities	$89,603	$-	$5,744
U.S. corporate debt securities	17,414	-	70
Total marketable securities	$107,017	$-	$5,814

The estimated fair values of such securities at November 26, 2023 by contractual maturity are shown below:

Due in one year or less	$18,105
Due after one year through five years	51,711
$69,816

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

	November 26,	February 26,
	2023	2023

Inventories:
Raw materials	$5,574	$5,376
Work-in-process	410	536
Finished goods	1,437	856
	$7,421	$6,768

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

Future minimum lease payments under non-cancellable operating leases as of November 26, 2023 are as follows:

Fiscal Year:
2024	$13
2025	36
2026	-
2027	-
2028	-
Thereafter	162
Total undiscounted operating lease payments	211
Less imputed interest	(64)
Present value of operating lease payments	$147

The above payment schedule includes renewal options that the Company is reasonably likely to exercise. Leases with an initial term of 12 months or less are not recorded on the Company’s condensed consolidated balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the terms of the leases.

For the 13 weeks and 39 weeks ended November 26, 2023, the Company’s operating lease expenses were $15 and $46, respectively. For the 13 weeks and 39 weeks ended November 27, 2022, the Company’s operating lease expenses  were  $15  and  $46,  respectively. Cash payments of $40, pertaining to operating leases, are reflected in the cash flow statement under cash flows from operating activities.

The following table sets forth the right-of-use assets and operating lease liabilities as of November 26, 2023:

Operating right-of-use assets	$109

Operating lease liabilities	$53
Long-term operating lease liabilities	94
Total operating lease liabilities	$147

The Company’s weighted average remaining lease term for its operating leases is 8.7 years.

In December 2018, the Company entered into a Development Agreement with the City of Newton (“City”), Kansas and the Board of County Commissioners of Harvey County (“County”), Kansas. Pursuant to this agreement, the Company agreed to construct and operate a redundant manufacturing facility of approximately 90,000 square feet for the design, development and manufacture of advanced composite materials and parts, structures and assemblies for aerospace. The Company further agreed to equip the facility through the purchase of machinery, equipment and furnishings and to create additional new full-time employment of specified levels during a five-year period. In exchange for these agreements, the City and the County agreed to lease to the Company three acres of land at the Newton, Kansas Airport, in addition to the eight acres previously leased to the Company by the City and County. The City and County further agreed to provide financial and other assistance toward the construction of the additional facility as set forth in the Development Agreement. The total cost of the additional facility was $19,800 and the expansion is complete. As of November 26, 2023, the Company had $26 in equipment purchase obligations related to the additional facility.

6.  STOCK-BASED COMPENSATION

As of November 26, 2023, the Company had a 2018 Stock Option Plan (the “2018 Plan”) and no other stock-based compensation plan. The 2018 Plan was adopted by the Board of Directors of the Company on May 8, 2018 and approved by the shareholders of the Company at the Annual Meeting of Shareholders of the Company on July 24, 2018 and provides for the grant of options to purchase up to 800,000 shares of common stock of the Company. Prior to the 2018 Plan, the Company had the 2002 Stock Option Plan (the “2002 Plan”) which had been approved by the Company’s shareholders and provided for the grant of stock options to directors and key employees of the Company. All options granted under the 2018 Plan and 2002 Plan have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant which, pursuant to the terms of such Plans, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted. Options granted under the Plans become exercisable 25% one year after the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire 10 years after the date of grant. Upon termination of employment or service as a director, all options held by the optionee that have not previously become exercisable shall terminate and all other options held by such optionee may be exercised, to the extent exercisable on the date of such termination, for a limited time after such termination. Any shares of common stock subject to an option under the 2018 Plan, which expires or is terminated unexercised as to such shares, shall again become available for issuance under the 2018 Plan.

During the 39 weeks ended November 26, 2023, the Company granted options under the 2018 Plan to purchase a total of 133,300 shares of common stock to its directors and certain of its employees. The future compensation expense to be recognized in earnings before income taxes is $387 and will be recorded on a straight-line basis over the requisite service period. The weighted average fair value of the granted options was $3.01 per share using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.61%-3.85%; expected volatility factor of 28.5%-29.6%; expected dividend yield of 3.82%; and estimated option term of 4.9-8.3 years.

The risk-free interest rates were based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the estimated terms of the options at the date of the grant. Volatility factors were based on historical volatility of the Company’s common stock. The expected dividend yields were based on the regular quarterly cash dividend per share most recently declared by the Company and on the exercise price of the options granted during the 13 weeks and 39 weeks ended November 26, 2023. The estimated term of the options was based on evaluations of the historical and expected future employee exercise behavior.

During the 2024 fiscal year, the Company recorded non-cash charges of $109 related to the modification of previously granted employee stock options resulting from the $1.00 per share special cash dividend paid by the Company in April 2023.

The following is a summary of option activity for the 39 weeks ended November 26, 2023:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance, February 26, 2023	670,425	$11.80		$2,219
Granted	133,300	13.08
Exercised	(875)	11.77
Terminated or expired	(4,750)	12.11
Balance, November 26, 2023	798,100	$12.01	5.77	$2,474
Vested and exercisable, November 26, 2023	480,306	$11.81	3.98	$1,585

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

The following table sets forth the calculation of basic and diluted earnings per share:

	13 Weeks Ended		39 Weeks Ended
	November 26, 2023	November 27, 2022	November 26, 2023	November 27, 2022

Net earnings	$1,203	$2,230	$4,803	$6,025

Weighted average common shares outstanding for basic EPS	20,250	20,471	20,323	20,463
Net effect of dilutive options	105	39	83	43
Weighted average shares outstanding for diluted EPS	20,355	20,510	20,406	20,506

Basic earnings per share	$0.06	$0.11	$0.24	$0.29
Diluted earnings per share	$0.06	$0.11	$0.24	$0.29

Potentially dilutive securities, which were not included in the computation of diluted earnings per share, because either the effect would have been anti-dilutive or the options’ exercise prices were greater than the average market price of the common stock, were 72,000 and 595,000 for the 13 weeks ended November 26, 2023 and November 27, 2022, respectively, and 126,000 and 498,000 for the 39 weeks ended November 26, 2023 and November 27, 2022, respectively.

8.  SHAREHOLDERS’ EQUITY

On May 23, 2022, the Company announced that its Board of Directors authorized the Company’s purchase, on the open market and in privately negotiated transactions, of up to 1,500,000 additional shares of its common stock. This authorization supersedes any unused prior Board of Directors’ authorizations to purchase shares of the Company’s common stock. The Company purchased 221,099 and 0 shares of its common stock during the 39 weeks ended November 26, 2023 and November 27, 2022, respectively. As a result, the Company is authorized to purchase up to a total of 1,278,901 shares of its common stock, representing approximately 6.3% of the Company’s 20,253,361 total outstanding shares as of the close of business on January 2, 2024. There is no assurance the Company will purchase any shares pursuant to this Board of Directors’ authorization. Shares purchased by the Company, if any, will be retained as treasury stock and will be available for use under the Company’s stock option plan and for other corporate purposes.

9.  INCOME TAXES

For the 13 weeks and 39 weeks ended November 26, 2023, the Company recorded income tax provisions from operations of $423 and $1,730, respectively, which included discrete income tax provisions of $25 and $78, respectively. For the 13 weeks and 39 weeks ended November 27, 2022, the Company recorded income tax provisions from operations of $990 and $2,362, respectively, which included discrete income tax provisions of $58 and $133, respectively.

The Company’s effective tax rates for the 13 weeks and 39 weeks ended November 26, 2023 were income tax provisions of 26.0% and 26.5%, respectively, compared to income tax provisions of 30.7% and 28.2% in the comparable prior periods. The effective tax rates for the 13 weeks and 39 weeks ended November 26, 2023 were higher than the U.S. statutory rate of 21% primarily due to state and local taxes and a discrete income tax provision for the accrual of interest related to unrecognized tax benefits. The effective rates for the 13 weeks and 39 weeks ended November 27, 2022 were higher than the U.S. statutory rate of 21% primarily due to state and local taxes and discrete income tax provisions for the accrual of interest related to unrecognized tax benefits.

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

Financial information regarding the Company’s continuing operations by geographic region is as follows:

	13 Weeks Ended		39 Weeks Ended
	November 26, 2023	November 27, 2022	November 26, 2023	November 27, 2022

Sales:
North America	$10,255	$12,072	$35,212	$36,960
Asia	567	363	1,109	640
Europe	817	1,432	3,350	2,925
Total sales	$11,639	$13,867	$39,671	$40,525

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

Park Aerospace Corp. (“Park” or the “Company”) develops and manufactures solution and hot-melt advanced composite materials used to produce composite structures for the global aerospace markets. Park’s advanced composite materials include film adhesives (Aeroadhere®) and lightning strike protection materials (Electroglide®). Park offers an array of composite materials specifically designed for hand lay-up or automated fiber placement (“AFP”) manufacturing applications. Park’s advanced composite materials are used to produce primary and secondary structures for jet engines, large and regional transport aircraft, military aircraft, Unmanned Aerial Vehicles (UAVs, commonly referred to as “drones”), business jets, general aviation aircraft and rotary wing aircraft. Park also offers specialty ablative materials for rocket motors and nozzles and specially designed materials for radome applications. As a complement to Park’s advanced composite materials offering, Park designs and fabricates composite parts, structures and assemblies and low volume tooling for the aerospace industry. Target markets for Park’s composite parts and structures (which include Park’s proprietary composite SigmaStrutTM and AlphaStrutTM product lines) are, among others, prototype and development aircraft, special mission aircraft, spares for legacy military and civilian aircraft and exotic spacecraft.

Financial Overview

The Company's net sales in the 13 weeks and 39 weeks ended November 26, 2023 were $11.6 million and $39.7 million, respectively, compared to $13.9 million and $40.5 million, respectively, in the 13 weeks and 39 weeks ended November 27, 2022. Sales for the 13 weeks and 39 weeks ended November 26, 2023 were negatively impacted by inventory reduction efforts at the Company’s largest customer, which are not expected to continue in the Company’s fourth quarter,  and shipping difficulties to customers in the Middle East due to the war in that region.

The Company’s gross profit margins, measured as percentages of sales, were 27.2% and 30.5%, respectively, in the 13 weeks and 39 weeks ended November 26, 2023 compared to 32.0% and 31.1%, respectively, in the 13 weeks and 39 weeks ended November 27, 2022. The lower gross profit margins for the 13 weeks and 39 weeks ended November 26, 2023 compared to the prior year’s comparable periods were primarily due to lower sales and higher costs and expenses for labor, benefits, depreciation, utilities and other items, partially offset by a favorable sales mix and higher pricing. Gross profits for the 13 weeks and 39 weeks ended November 26, 2023 were negatively impacted by lower sales to the Company’s largest customer due to the customer’s inventory reduction efforts.

The Company’s earnings before income taxes and net earnings decreased 49.5% and 46.1%, respectively, in the 13 weeks ended November 26, 2023 compared to the 13 weeks ended November 27, 2022 primarily as a result of lower sales, and higher costs and expenses for labor, benefits, depreciation, utilities and other items, partially offset by a favorable sales mix and bad debt expense recovery related to a customer bankruptcy in the prior year 13-week period.

The Company’s earnings before income taxes and net earnings decreased 22.1% and 20.3%, respectively, in the 39 weeks ended November 26, 2023 compared to the 39 weeks ended November 27, 2022 primarily as a result of higher costs and expenses for labor, benefits, depreciation, utilities and other items and $570,000 of activist shareholder defense costs, partially offset by a favorable sales mix.

Programs that the Company supplies into may be experiencing supply chain issues from other suppliers to the programs. The Company’s sales could be impacted by delays and reductions in its customers’ production schedules caused by other suppliers in the customer’s supply chain. The Company is experiencing some delays in shipments to customers in the Middle East due to the ongoing war in that region.

The war in Ukraine has had a small impact on the Company’s results of operations, but the Company has the potential for an increase in future sales due to increases in spending worldwide on missile defense systems and other defense programs. The Company does not have any significant customers in Russia or Ukraine. The Company has experienced some increases to raw material costs from overseas suppliers due to the impacts of the war in Ukraine.

The Company has a long-term contract pursuant to which one of its customers, which represents a substantial portion of the Company’s revenue, places orders. The long-term contract with the customer is requirements based and does not guarantee quantities. Pricing is agreed upon in the contract.

Results of Operations:

The following table sets forth the components of the consolidated statements of operations:

	13 Weeks Ended			39 Weeks Ended
(Amounts in thousands, except per share	November 26,	November 27,	%	November 26,	November 27,	%
amounts)	2023	2022	Change	2023	2022	Change

Net sales	$11,639	$13,867	(16.1)%	$39,671	$40,525	(2.1)%
Cost of sales	8,470	9,423	(10.1)%	27,590	27,903	(1.1)%
Gross profit	3,169	4,444	(28.7)%	12,081	12,622	(4.3)%
Selling, general and administrative expenses	1,804	1,523	18.5%	6,272	4,888	28.3%
Earnings from operations	1,365	2,921	(53.3)%	5,809	7,734	(24.9)%
Interest and other income	261	299	(12.7)%	724	653	10.9%
Earnings from operations before income taxes	1,626	3,220	(49.5)%	6,533	8,387	(22.1)%
Income tax provision (Note 9)	423	990	(57.3)%	1,730	2,362	(26.8)%
Net earnings	$1,203	$2,230	(46.1)%	$4,803	$6,025	(20.3)%

Earnings per share (Note 7)
Basic:
Basic earnings per share	$0.06	$0.11	(45.5)%	$0.24	$0.29	(17.2)%

Diluted:
Diluted earnings per share	$0.06	$0.11	(45.5)%	$0.24	$0.29	(17.2)%

Net Sales

The Company's net sales in the 13 weeks and 39 weeks ended November 26, 2023 were $11.6 million and $39.7 million, respectively, compared to $13.9 million and $40.5 million, respectively, in the 13 weeks and 39 weeks ended November 27, 2022. Sales for the 13 weeks and 39 weeks ended November 26, 2023 were negatively impacted by inventory reduction efforts at the Company’s largest customer, which are not expected to continue in the Company’s fourth quarter, and shipping difficulties to customers in the Middle East due to the war.

Gross Profit

The Company’s gross profit margins, measured as percentages of sales, were 27.2% and 30.5%, respectively, in the 13 weeks and 39 weeks ended November 26, 2023 compared to 32.0% and 31.1%, respectively, in the 13 weeks and 39 weeks ended November 27, 2022. The lower gross profit margins for the 13 weeks and 39 weeks ended November 26, 2023 compared to the prior year’s comparable periods were primarily due to lower sales and higher costs and expenses for labor, benefits, depreciation, utilities and other items, partially offset by a favorable sales mix and higher pricing. Gross profits for the 13 weeks and 39 weeks ended November 26, 2023 were negatively impacted by lower sales to the Company’s largest customer due to the customer’s inventory reduction efforts.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $281,000 and $1.4 million during the 13 weeks and 39 weeks ended November 26, 2023, respectively, or by 18.5% and 28.3%, respectively, compared to the prior year’s comparable periods, and these expenses, measured as percentages of sales, were 15.5% and 15.8%, respectively, in the 13 weeks and 39 weeks ended November 26, 2023 compared to 11.0% and 12.1%, respectively, in the 13 weeks and 39 weeks ended November 27, 2022. The increases in selling, general and administrative expenses were primarily due to $570,000 of activist shareholder defense costs and higher research and development costs.

Selling, general and administrative expenses included stock option expenses of $104,000 and $426,000, respectively, for the 13 weeks and 39 weeks ended November 26, 2023, including $109,000 due to the modification of previously granted stock options, compared to stock option expenses of $95,000 and $274,000, respectively, for the 13 weeks and 39 weeks ended November 27, 2022.

Earnings from Operations

For the reasons set forth above, the Company’s earnings from operations were $1.4 million and $5.8 million, respectively, for the 13 weeks and 39 weeks ended November 26, 2023 compared to $2.9 million and $7.7 million, respectively, for the 13 weeks and 39 weeks ended November 27, 2022.

Interest and Other Income

Interest and other income was $261,000 and $724,000, respectively, for the 13 weeks and 39 weeks ended November 26, 2023, compared to $299,000 and $653,000, respectively, for the prior year's comparable periods. Interest income decreased 12.7% for the 13 weeks ended November 26, 2023, primarily as a result of lower average available cash to invest in the 13 weeks ended November 26, 2023, compared to the prior year's comparable periods. Interest income increased 10.9% for the 39 weeks ended November 26, 2023, primarily as a result of higher weighted average interest rates partially offset by losses on the sales of marketable securities in the 39 weeks ended November 26, 2023, compared to the prior year's comparable periods. Interest and other income for the 39 weeks ended November 26, 2023 included $65,000 of losses on sales of investments to fund the $1.00 per share special dividend paid on April 6, 2023 to shareholders of record on March 9, 2023. During the 13 weeks and 39 weeks ended November 26, 2023, the Company earned interest income principally from its investments, which consisted primarily of short-term instruments and money market funds.

Income Tax Provision

For the 13 weeks and 39 weeks ended November 26, 2023, the Company recorded income tax provisions of $423,000 and $1.7 million, respectively, which included discrete income tax provisions of $25,000 and $78,000, respectively, for the accrual of interest related to unrecognized tax benefits. For the 13 weeks and 39 weeks ended November 27, 2022, the Company recorded income tax provisions of $990,000 and $2.4 million, respectively, which included discrete income tax provisions of $58,000 and $133,000, respectively, for the accrual of interest related to unrecognized tax benefits. Additionally, tax expense was negatively impacted by $153,000 in the 13 weeks and 39 weeks ended November 27, 2022 by tax deductions becoming unavailable due to stock options expiring unexercised.

The Company’s effective tax rates for the 13 weeks and 39 weeks ended November 26, 2023 were 26.0% and 26.5%, respectively, compared to 30.7% and 28.2%, respectively, in the prior year’s comparable periods. The effective tax rates for the 13 weeks and 39 weeks ended November 26, 2023 were higher than the U.S. statutory rate of 21% primarily due to state and local taxes and liabilities and the accrual of interest related to unrecognized tax benefits. The effective rates for the 13 weeks and 39 weeks ended November 27, 2022 were higher than the U.S. statutory rate of 21% primarily due to state and local taxes and the accrual of interest related to unrecognized tax benefits.

Net Earnings

For the reasons set forth above, the Company's net earnings for the 13 weeks and 39 weeks ended November 26, 2023 were $1.2 million and $4.8 million, respectively, compared to net earnings of $2.2 million and $6.0 million, respectively, for the 13 weeks and 39 weeks ended November 27, 2022.

Basic and Diluted Earnings Per Share

In the 13 weeks and 39 weeks ended November 26, 2023, basic and diluted earnings per share were $0.06 and $0.24, respectively, compared to basic and diluted earnings per share of $0.11 and $0.29, respectively, in the 13 weeks and 39 weeks ended November 27, 2022.

Liquidity and Capital Resources - Continuing Operations:

(Amounts in thousands)	November 26,	February 26,
	2023	2023	Change

Cash and cash equivalents and marketable securities	$73,989	$105,440	$(31,451)
Working capital	87,341	96,455	(9,114)

	39 Weeks Ended
(Amounts in thousands)	November 26,	November 27
	2023	2022	Change

Net cash (used in) provided by operating activities	$(886)	$2,134	$(3,020)
Net cash provided by (used in) investing activities	31,783	(4,335)	36,118
Net cash used in financing activities	(30,961)	(6,000)	(24,961)

Cash and Marketable Securities

Of the $74.0 million of cash and cash equivalents and marketable securities at November 26, 2023, $30.6 million was owned by one of the Company’s wholly-owned foreign subsidiaries.

The change in cash and cash equivalents and marketable securities at November 26, 2023 compared to February 26, 2023 was the result of capital expenditures, dividends paid to shareholders and cash used in operating activities and a number of additional factors. The significant change in cash used in operating activities were as follows:

●	accounts receivable decreased by 1% at November 26, 2023 compared to February 26, 2023 primarily due to timing of sales;

●	inventories increased by 10% at November 26, 2023 compared to February 26, 2023 primarily due to timing of raw materials purchases;

●

prepaid expenses and other current assets decreased by 13% at November 26, 2023 compared to February 26, 2023 primarily due to lower deferred tax assets related to a decrease in marketable securities unrealized losses;

●	accounts payable decreased by 76% at November 26, 2023 compared to February 26, 2023 primarily due to timing of raw material receipts and vendor payments;

●	accrued liabilities increased by 18% at November 26, 2023 compared to February 26, 2023 primarily due to increases in property tax and utility accruals; and

●	Income taxes payable decreased by 32% at November 26, 2023 compared to February 26, 2023 due to the recorded tax provision.

In addition, the Company paid $28.1 million in cash dividends in the 39-week period ended November 26, 2023 compared to $6.1 million in the 39-week period ended November 27, 2022.

Working Capital

The decrease in working capital at November 26, 2023 compared to February 26, 2023 was due principally to the decreases in cash and cash equivalents, marketable securities, accounts receivable and prepaid expenses and other current assets and increases in accrued liabilities, partially offset by an increase in inventories and decreases in accounts payable and income taxes payable.

The Company's current ratio (the ratio of current assets to current liabilities) was 14.6 to 1.0 at November 26, 2023 compared to 4.4 to 1.0 at February 26, 2023.

Cash Flows

During the 39 weeks ended November 26, 2023, the Company's net earnings, adjusted for depreciation and amortization, deferred income taxes, stock-based compensation, amortization of bond premium and changes in operating assets and liabilities, resulted in a $0.9 million operating cash outflow. During the same 39-week period, the Company expended $481,000 for the purchase of property, plant and equipment, compared with $749,000 during the 39 weeks ended November 27, 2022. The Company paid $28.1 million in cash dividends in the 39-week period ended November 26, 2023 compared to $6.1 million in the 39-week period ended November 27, 2022.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company’s market risk exposure at November 26, 2023 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended February 26, 2023.

Item 4.  Controls and Procedures.

(a)	Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of November 26, 2023, the end of the quarterly fiscal period covered by this quarterly report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item1A.	Risk Factors.

There have been no material changes in the risk factors as previously disclosed in the Company’s Form 10-K Annual Report for the fiscal year ended February 26, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to shares of the Company’s common stock acquired by the Company during each month included in the Company’s 2024 fiscal year third quarter ended November 26, 2023:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

August 27 - September 26	0	$-	0

September 27 - October 26	0	$-	0

October 27 - November 26	0	$-	0

Total	0	$-	0	1,278,901 (a)

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 26, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at November 26, 2023 (unaudited) and February 26, 2023; (ii) Consolidated Statements of Operations for the 13 weeks and 39 weeks ended November 26, 2023 and November 27, 2022 (unaudited); (iii) Consolidated Statements of Comprehensive Earnings for the 13 weeks and 39 weeks ended November 26, 2023 and November 27, 2022 (unaudited); (iv) Consolidated Statements of Shareholders’ Equity at November 26, 2023 (unaudited) and November 27, 2022; and (v) Condensed Consolidated Statements of Cash Flows for the 39 weeks ended November 26, 2023 and November 27, 2022 (unaudited). * +

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 26, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at November 26, 2023 (unaudited) and February 26, 2023; (ii) Consolidated Statements of Operations for the 13 weeks and 39 weeks ended November 26, 2023 and November 27, 2022 (unaudited); (iii) Consolidated Statements of Comprehensive Earnings for the 13 weeks and 39 weeks ended November 26, 2023 and November 27, 2022 (unaudited); (iv) Consolidated Statements of Shareholders’ Equity at November 26, 2023 (unaudited) and November 27, 2022; and (v) Condensed Consolidated Statements of Cash Flows for the 39 weeks ended November 26, 2023 and November 27, 2022 (unaudited). * +

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

Park Aerospace Corp.
––––––––––––––––––––
(Registrant)

/s/ Brian E. Shore
Date: January 10, 2024	–––––––––––––––––––––––
Brian E. Shore
Chief Executive Officer
(principal executive officer)

/s/ P. Matthew Farabaugh
–––––––––––––––––––––––––
Date: January 10, 2024	P. Matthew Farabaugh
Senior Vice President and Chief Financial Officer
(principal financial officer)
(principal accounting officer)