Form 10-K
period 2024-03-03
PARK AEROSPACE CORP
filed 2024-06-11
CIK 76267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 3, 2024

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

Title of Class	Aggregate Market Value	As of Close of Business On
Common Stock, par value $.10 per share	$257,598,800	August 27, 2023

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding	As of Close of Business On
Common Stock, par value $.10 per share	20,253,361	May 31, 2024

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Shareholders to be held July 18, 2024 incorporated by reference into Part III of this Report.

PART I

ITEM 1.	BUSINESS.

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

AEROGLIDE®, AEROADHERE®, COREFIX®, ELECTROGLIDE®, ELECTROVEIL® and RADARWAVE® are registered trademarks of Park Aerospace Corp., and ALPHASTRUT®, PEELCOTE® and SIGMASTRUT® are common law trademarks of Park Aerospace Corp.

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

Under a Business Partner Agreement with ArianeGroup SAS of Les Mureaux, France, Park is the exclusive North American distributor of ArianeGroup’s RAYCARB C2B® NG proprietary product.  RAYCARB C2B® NG is used to produce ablative composite materials for critical rocketry and missile systems. Park is a long-term customer of ArianeGroup and uses ArianeGroup’s RAYCARB C2B® NG product in the production of many of Park’s key ablative materials, which Park supplies into critical rocket and missile programs.

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

The Company works with aerospace Original Equipment Manufacturers (“OEMs”), such as general aviation aircraft manufacturers and commercial aircraft manufacturers, and certain tier 1 suppliers (manufacturers of major components or systems such as engines, control systems, landing gear, braking systems, flight deck, avionics, aerostructures, electronic warfare systems and interior cabin products that are supplied to the OEMs) to qualify its aerospace composite materials or structures and assemblies for use on current and upcoming programs. The Company’s customers typically design and specify a material specifically to meet the requirements of the customer’s application and processing methods. Such customers sometimes work with a supplier to develop the specific resin system and reinforcement combination to match the application. Composite structure fabrication methods may include hand lay-up, resin infusion or more advanced automated lay-up processes. Automated lay-up processes include automated tape lay-up, automated fiber placement and filament winding. These automated fabrication processes required different material formats but similar materials to hand lay-up. After the lay-up process is completed, the material is cured by the addition of heat and pressure. Cure and consolidation processes typically include vacuum bag/oven curing, high pressure autoclave and press forming. After the structure has been cured, final finishing and trimming, and assembly of the structure, is performed by the fabricator or the Company.

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

Park is the exclusive North American distributor of ArianeGroup’s RAYCARB C2B® NG proprietary product.  RAYCARB C2B® NG is used to produce ablative composite materials for critical rocketry and missile systems.

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

During the Company’s 2024, 2023 and 2022 fiscal years, 37.7%, 41.2% and 49.5%, respectively, of the Company’s total worldwide net sales were to affiliate and non-affiliate subtier suppliers of GE Aerospace, a leading manufacturer of aerospace engines. During the 2024, 2023 and 2022 fiscal years, sales to no other customer of the Company equaled or exceeded 10% of the Company’s total worldwide sales. The loss of a major customer or of a group of customers could have a material adverse effect on the Company’s business or its consolidated results of operations or financial position.

Manufacturing

The Company’s manufacturing facilities for aerospace composite materials and for composite structures and assemblies are located in Newton, Kansas. On August 19, 2019, the Company broke ground on the expansion of its facilities located in Newton, Kansas, which included the construction of a redundant manufacturing facility located adjacent to the existing facility. The Company completed the expansion of its facilities in fiscal 2023, which doubled the size and provides additional manufacturing capacity. The expansion includes enhanced and upgraded hot-melt film and tape lines and mixing and delivery systems, an expanded production lab, a new R&D lab, additional freezer and storage space and additional infrastructure to support the expanded operation. The new facility was originally conceived as a redundant manufacturing facility for Park’s major aerospace customer and the large aerospace OEMs it supports, but it will also support additional manufacturing capacity. See “Operations” elsewhere in this Report.

The process for manufacturing composite materials, structures and assemblies is capital intensive and requires sophisticated equipment, significant technical know-how and very tight process controls. The key steps used in the manufacturing process include resin mixing, resin film casting and reinforcement impregnation via hot-melt process or a solution process.

Prepreg is manufactured by the Company using either solvent (solution) coating methods on a treater or by hot-melt impregnation. A solution treater is a roll-to-roll continuous process machine which sequences reinforcement through tension/pressure rollers combining the solvated resin with the reinforcement and then passing the reinforced solvated resin through a drying oven. The reinforcement is dipped in resin, passed through a drying oven which removes most of the solvent and advances (or partially cures) the resin. The prepreg material is interleafed with a carrier and cut to the roll lengths desired by the customer. The Company also manufactures prepreg using hot-melt impregnation methods which use no solvent. Hot-melt prepreg manufacturing is achieved by mixing a resin formulation in a heated resin vessel, casting a thin film on a carrier paper, and laminating the reinforcement with the resin film.

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

Backlog

The Company considers an item as backlog when it receives a purchase order specifying the number of units to be purchased, the purchase price, specifications and other customary terms and conditions. At May 31, 2024, the unfilled portion of all purchase orders received by the Company, and believed by it to be firm, was $31,085,988, compared to $29,035,974 at April 24, 2023. A major portion of the Company’s backlog consists of composite materials.

Various factors contribute to the size of the Company’s backlog. Accordingly, the foregoing information may not be indicative of the Company’s results of operations for any period subsequent to the fiscal year ended March 3, 2024.

Patents and Trademarks

The Company holds several patents and trademarks or licenses thereto. In the Company’s opinion, some of these patents and trademarks are important to its products. Generally, however, the Company does not believe that an inability to obtain new; or to defend existing, patents and trademarks would have a material adverse effect on the Company.

The Company’s Workforce

At March 3, 2024, the Company had 123 employees. The Company’s success and future depends on the skills, experience, industry knowledge, passion and dedication of its work force. The Company places significant focus and attention on attracting, developing and retaining its employees, as well as ensuring its work force reflects Park’s principles of integrity and humility. These principles ensure that every Park employee is held to his or her word, and that every Park employee continuously strives to excel. These two principles guide Park’s actions, and the Company believes, foster a healthy work environment where all Park employees are treated with dignity and respect, irrespective of their backgrounds. The Company also believes that its principles are critical to fostering and maintaining what it calls Park’s “niche” culture of doing what others are unwilling or unable to do.

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

Environmental Matters

Aviation is one of the fastest growing sources of the greenhouse gas emissions. Air travel is also considered to be one of the most carbon intensive activity an individual can make. Aircraft fuel efficiency is an important factor in addressing the reduction of greenhouse gas. Park’s composite material products and the aircraft parts that are crafted using such products, enable aircraft to operate on substantially less fuel than would be the case using comparable aluminum-crafted aircraft parts. This reduced fuel consumption creates economic savings for end-users of applicable aircraft, while also substantially reducing the carbon based emissions of such aircraft.

The Company is subject to stringent environmental regulation of its use, storage, treatment, disposal of hazardous materials and the release of emissions into the environment. The Company believes that it is currently in substantial compliance with the applicable Federal, state and local environmental laws and regulations to which it is subject and that continuing compliance therewith will not have a material effect on its capital expenditures, earnings or competitive position. The Company does not currently anticipate making material capital expenditures for environmental control facilities for its existing manufacturing operations during the remainder of its current fiscal year or its succeeding fiscal year. However, developments, such as the enactment or adoption of even more stringent environmental laws and regulations, could conceivably result in substantial additional costs to the Company.

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

Geopolitical Events

The Company's operating results could be negatively affected if the Company were unable to attain the raw materials required in its manufacturing process. The Company’s suppliers of raw material, supplies and equipment could be impacted by geopolitical events, such as the wars in Ukraine and the Middle East, thus interrupting the Company’s supply chain. Additionally, the Company’s customers may experience interruptions from other suppliers that could cause a customer to delay or cancel orders.

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

A loss of one or more key customers could adversely affect the Company's profitability. The Company's customer base is concentrated, in part, because the Company's business strategy has been to develop long-term relationships with a select group of customers. During the Company's fiscal years ended March 3, 2024, February 26, 2023, and February 27, 2022 , the Company's ten largest customers accounted for approximately 64%, 69% and 75%, respectively, of net sales. The Company expects sales to a relatively small number of customers will continue to account for a significant portion of its net sales for the foreseeable future. See “Customers and End Markets” in Item 1 of Part I of this Report.

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

The Company’s Common Stock is included in certain market indices. Funds that are based on the indices the Company’s Common Stock is included in are required to own the Company’s Common Stock. A change in any index the Company is included in could create sudden movement in the Company’s Common Stock price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C.	CYBERSECURITY

Safeguarding the Company’s information technology (“IT”) systems, intellectual property, and the confidential information and personal data that customers, suppliers, business partners, employees and others share is a critical concern. As such, the Company has processes in place to assess, identify, and manage material cybersecurity threats and incidents. The Company’s cybersecurity strategy includes policies, procedures, and technology that proactively safeguard its operations against cybersecurity threats. The Company utilizes IT that enables its team to access both operational and financial performance data in real time, while, at the same time, identifying and preventing cybersecurity threats and risks. The Company aims to incorporate industry best practices throughout its cybersecurity processes and its cybersecurity framework leverages internationally recognized standards, including the National Institute of Standards and Technology’s (”NIST”) Cybersecurity Framework (Identify, Protect, Detect, Respond and Recover). These processes incorporate preventative, detective and corrective controls to identify relevant cyber risks and include network and endpoint protection technologies that are designed to block and detect security events at the perimeter and within its network as well as evaluation and monitoring of detected security events. The Company continuously monitors activity, frequently scans applications and systems for vulnerabilities to risk from cybersecurity threats. Continuous monitoring of the Company’s networks and systems for threats and vulnerabilities is a key component of the Company’s strategy, supported by the analysis of threat intelligence from external sources. This multi-layered approach enables early detection and facilitates prompt response to potential cybersecurity threats.

Management reviews the Company’s IT, data security and other systems, processes, policies, procedures and controls at least annually to (a) identify, assess, monitor and mitigate cybersecurity risks; and (b) identify measures to protect and safeguard against cybersecurity threats and breaches of confidential information and data and IT infrastructure and its other assets or assets of its customers or other third parties in the Company’s possession or custody.

The Company has not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected it or are reasonably likely to materially affect it, including its operations, business strategy, results of operations, or financial condition.

The Company’s management supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by it; and alerts and reports produced by security tools deployed in the IT environment.

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

ITEM 3.	LEGAL PROCEEDINGS.

No material pending legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

EXECUTIVE OFFICERS OF THE REGISTRANT.

Name	Title	Age
Brian E. Shore	Chief Executive Officer and Chairman of the Board of Directors	72
P. Matthew Farabaugh	Senior Vice President and Chief Financial Officer	63
Mark A. Esquivel	President and Chief Operating Officer	51
Cory Nickel	Senior Vice President and General Manager	52
Christopher Goldner	Vice President – Finance	55

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

Mr. Goldner joined Park Aerospace Corp. on March 4, 2024 and was elected Vice President – Finance on April 25, 2024. Prior to joining Park Aerospace Corp., Mr. Goldner served as Controller and Interim Chief Financial Officer at Spruce Power Holding Corporation (previous XL Fleet Corp.) from 2021 through 2023. Prior to that, Mr. Goldner served in a variety of roles for Hasbro, Inc. from 2000 through 2021, most recently as Vice President Fiscal Responsibility from 2019 through 2021 and Vice President, Assistant Corporate Controller from 2011 through 2019.

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

For the Fiscal Year Ended	Stock Price		Dividends
March 3, 2024	High	Low	Declared
First Quarter	$16.92	$11.91	$0.125
Second Quarter	15.09	12.89	0.125
Third Quarter	16.23	13.14	0.125
Fourth Quarter	15.89	13.69	0.125

For the Fiscal Year Ended	Stock Price		Dividends
February 26, 2023	High	Low	Declared
First Quarter	$14.21	$11.27	$0.10
Second Quarter	13.19	11.40	0.10
Third Quarter	13.82	10.08	0.10
Fourth Quarter	16.54	10.80	1.10	(a)

(a)

On February 9, 2023, the Company’s Board of Directors declared a special dividend of $1.00 per share payable April 6, 2023 to shareholders of record at the close of business on March 9, 2023. The total amount of this special dividend was approximately $20.5 million.

As of May 31, 2024, there were 438 holders of record of the Company’s Common Stock.

The Company expects, for the foreseeable future, to continue to pay regular cash dividends.

The following table provides information with respect to shares of the Company’s Common Stock acquired by the Company during each month included in the Company’s 2024 fiscal year fourth quarter ended March 3, 2024:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

November 27 - December 3	0	$-	0

December 4 - January 3	0	$-	0

January 4 - March 3	0	$-	0

Total	0	$-	0	1,278,901	(a)

(a)

Aggregate number of shares available to be purchased by the  Company pursuant to a share purchase authorization announced on May 23, 2022. Pursuant to such  authorization, the Company is authorized to purchase its shares from time to time on the open market or in  privately negotiated transactions.

On May 18, 2022, the Company’s Board of Directors authorized the Company’s purchase, on the open market and in privately negotiated transactions, of up to 1,500,000 shares of its Common Stock. This represents approximately 7% of the Company’s 20,458,210 total outstanding shares as of the close of business on May 18, 2022. This authorization supersedes any unused prior Board of Directors’ authorizations to purchase shares of the Company’s Common Stock.  As of March 3, 2024, the Company had purchased 221,099 shares of the Company’s Common stock pursuant to the above authorization.

As previously announced by the Company, shares purchased by the Company will be retained as treasury stock and will be available for use under the Company’s stock option plan and for other corporate purposes.

Stock Performance Graph

The graph set forth below compares the annual cumulative total return for the Company’s five fiscal years ended March 3, 2024 among the Company, the New York Stock Exchange Market Index (the “NYSE Index”), and the Nasdaq US Small Cap Aerospace and Defense Index (the “Nasdaq Index”). The returns of each company in the Nasdaq Index have been weighted according to the Company’s stock market capitalization. The graph has been prepared based on an assumed investment of $100 on March 3, 2019 and the reinvestment of dividends (where applicable).

	2019	2020	2021	2022	2023	2024
Park Aerospace Corp.	$100.00	$86.82	$89.66	$90.52	$109.95	$113.90
NYSE Index	$100.00	$99.98	$124.10	$138.71	$133.78	$157.29
NASDAQ US Small Cap Aerospace and Defense Index	$100.00	$97.83	$121.20	$116.40	$117.42	$130.44

ITEM 6.	[RESERVED].

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company’s fiscal year is the 52- or 53-week period ending the Sunday nearest to the last day of February. The 2024, 2023 and 2022 fiscal years ended on March 3, 2024, February 26, 2023 and February 27, 2022, respectively. The 2024 fiscal year consisted of 53 weeks and the 2023 and 2022 fiscal years each consisted of 52 weeks. Unless otherwise indicated in this Discussion and Analysis, all references to years and quarters in this Discussion and Analysis are to the Company’s fiscal years and fiscal quarters, and all annual and quarterly information in this Discussion and Analysis is for such fiscal years and quarters, respectively.

2024 Financial Overview

On February 9, 2023, the Company’s Board of Directors declared a special dividend of $1.00 per share payable April 6, 2023 to shareholders of record at the close of business on March 9, 2023. The total amount of this special dividend was approximately $20.5 million.

The Company's total net sales worldwide in 2024 were 4% higher than in 2023. The increase in sales was primarily driven by an increase in military market sales, while sales to each of the other markets the Company serves were relatively even with the prior year sales levels.

The Company’s gross profit margin, measured as a percentage of sales, decreased to 29.5% in 2024 from 30.5% in 2023. Higher costs for labor, employee benefits, depreciation, utilities, and property taxes more than offset a favorable sales mix and higher pricing.

The Company’s earnings from operations in 2024 were 16% lower than in 2023, primarily as a result of higher selling, general and administrative expenses, including higher incentive payments, as well as higher legal expenses resulting from shareholder defense actions, costs to settle an insurance claim as the result of the bankruptcy of an insurer and higher recruiting fees. The Company’s net earnings from operations in 2024 were 30% lower than in 2023, primarily due to a higher tax rate in 2024 compared to 2023 and the increased costs described above offset by higher interest income. The increase in the 2024 tax rate compared to the 2023 tax rate resulted from a lower benefit from the reduction in uncertain tax positions in 2024 as compared to 2023.

The Company continues to experience inflation in costs of raw materials and supplies, freight costs and other costs and expenses. The impact of inflation on the Company’s profits has been partially mitigated by the Company’s ability to adjust pricing for a large portion of its sales to pass the impact of inflation through to its customers.

Programs in which the Company participates as a supplier are, in some cases, experiencing supply chain issues from other suppliers to the programs that could result in delays in production for certain customers of the Company. The Company’s sales could be impacted by supply chain challenges its customers are experiencing from other suppliers.

While the wars in Ukraine and the Middle East have had a negative impact on the Company’s results of operations due to delayed shipments, the Company may experience an increase in future sales due to increases in spending worldwide on missile defense systems and other defense programs. The Company does not have any significant customers in Russia or Ukraine but does have customers in Israel. The Company has experienced some increases to raw material costs from overseas suppliers due to the impacts of the wars in Ukraine and the Middle East.

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

Results of Operations:

2024 Compared to 2023

	Year Ended
	March 3,	February 26,
(Amounts in thousands, except per share amounts)	2024	2023	Increase / (Decrease)

Net sales	$56,004	$54,055	$1,949	4%
Cost of sales	39,470	37,582	1,888	5%
Gross profit	16,534	16,473	61	0%
Selling, general and administrative expenses	8,154	6,519	1,635	25%
Earnings from operations	8,380	9,954	(1,574)	-16%
Interest and other income	1,053	1,078	(25)	-2%
Earnings before income taxes	9,433	11,032	(1,599)	-14%
Income tax provision	1,960	301	1,659	551%
Net earnings	$7,473	$10,731	$(3,258)	-30%

Earnings per share:
Basic earnings per share	$0.37	$0.52	$(0.15)	-29%

Diluted earnings per share	$0.37	$0.52	$(0.15)	-29%

Net Sales

The Company’s total net sales worldwide in 2024 were 4% higher than in 2023. Higher sales in 2024 were primarily driven by increased sales in the military markets.

Gross Profit

The Company’s gross profit margin, measured as a percentage of sales, decreased to 29.5% in 2024 from 30.5% in 2023. The decrease in gross margin was primarily due to higher costs for labor, employee benefits, depreciation, utilities, property taxes and other items, partially offset by a favorable sales mix and higher pricing.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1.6 million, or 25%, during 2024 compared to 2023. Such expenses, measured as percentages of sales, were 14.6% and 12.1% during 2024 and 2023, respectively.

The increase in selling, general and administrative expenses in 2024 was primarily due to shareholder activist defense costs in 2024, higher research and development costs, higher stock option expense due to the modification of previously granted stock options, costs to settle an insurance claim as the result of the bankruptcy of an insurer, higher recruiting fees, higher incentive compensation and the additional week in 2024 compared to 2023, which resulted in higher fixed expenses.

Earnings from Operations

For the reasons set forth above, the Company’s earnings from operations were $8.4 million for 2024 compared to earnings from continuing operations of $10.0 million for 2023.

Interest and Other Income

Interest and other income were $1.1 million in both 2024 and 2023. Higher weighted average interest rates in 2024 were offset by lower levels of marketable securities in 2024 due to the payment of the special dividend in the first quarter. During 2024 and 2023, the Company earned interest income principally from its investments, which were primarily in short-term instruments and money market funds.

Income Tax Provision

The Company’s effective income tax rate was 20.8% for 2024 compared to an effective rate of 2.7% for 2023. The increased rate was due primarily to the U.S. Federal rate and state income tax reductions in uncertain tax positions. The benefits from the reductions in 2024 and 2023 were $574,000 and $2,800,000, respectively, related to the expirations of statutes of limitations on tax positions taken in prior years regarding the taxability of funds repatriated from the Company’s subsidiary in Singapore in 2023 and to the expiration of statutes of limitations related to state throw-back rates in 2024.

Net Earnings from Operations

The Company’s net earnings from continuing operations for 2024 were $7.5 million compared to $10.7 million in 2023. As noted above, net earnings in 2024 included shareholder activist defense costs, a charge related to the modification of previously issued stock options, legal costs stemming from the settlement of an insurance claim due to the bankruptcy of an insurance carrier and recruiting fees, partially offset by the tax benefit from the reduction in uncertain tax positions. The 2023 earnings included the benefit from the reduction in uncertain tax positions of $2.8 million.

Basic and Diluted Earnings Per Share

Basic and diluted earnings per share for 2024 were $0.37 compared to basic and diluted earnings per share for 2023 of $0.52. The lower earnings per share in 2024 reflects the impact of the higher costs in 2024 and the tax benefit from the reduction in uncertain tax positions in 2023.

2023 Compared to 2022

	Year Ended
	February 26,	February 27,
(Amounts in thousands, except per share amounts)	2023	2022	Increase / (Decrease)

Net sales	$54,055	$53,578	$477	1%
Cost of sales	37,582	35,661	1,921	5%
Gross profit	16,473	17,917	(1,444)	-8%
Selling, general and administrative expenses	6,519	6,249	270	4%
Restructuring charges	-	259	(259)	-100%
Earnings from operations	9,954	11,409	(1,455)	-13%
Interest and other income	1,078	375	703	187%
Earnings before income taxes	11,032	11,784	(752)	-6%
Income tax provision	301	3,320	(3,019)	-91%
Net earnings	$10,731	$8,464	$2,267	27%

Earnings per share:
Basic:
Basic earnings per share	$0.52	$0.41	$0.11	27%

Diluted:
Diluted earnings per share	$0.52	$0.41	$0.11	27%

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

Liquidity and Capital Resources:

(Amounts in thousands)	March 3,	February 26,	Increase /
	2024	2023	(Decrease)
Cash and marketable securities	$77,211	$105,440	$(28,229)
Working capital	89,187	96,455	(7,268)

From continuing operations	Fiscal Year Ended
(Amounts in thousands)	March 3,	February 26,	February 27,	Increase / (Decrease)
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Net cash provided by operating activities	$4,408	$6,491	$8,201	$(2,083)	$(1,710)

Net cash (used in) provided by investing activities	31,388	(7,018)	(29,556)	38,406	22,538

Net cash used in financing activities	(33,466)	(8,047)	(7,429)	(25,419)	(618)

Cash and Marketable Securities

The Company believes it has sufficient liquidity to fund its operating activities for the 12 months from the date of the filing of this Form 10-K Annual Report and for the foreseeable future thereafter.

The change in cash and marketable securities at March 3, 2024 compared to February 26, 2023 was primarily the result of the special dividend of $1.00 per share paid in April 2023, which totaled $20.5 million, stock repurchases of $2.9 million in the second and third quarters of 2024, as well as regular dividends of $10.2 million. The significant changes in cash provided by operating activities were as follows:

●	accounts receivable increased by 24% at March 3, 2024 compared to February 26, 2023 due primarily to the increase in total net sales in the last month of 2024;

●

inventory decreased 5% due primarily to higher sales in the fourth quarter of 2024 compared to the fourth quarter of 2023 and higher raw material purchases at the end of February 2023, offset by higher material costs and an increase of RAYCARB C2B material inventoried in support of the distributor agreement with ArianeGroup;

●	accounts payable decreased 23% due primarily to higher raw material purchases at the end of February 2023 and timing of other payments;

●	accrued liabilities increased 48% due primarily to higher property tax accruals and higher incentive payroll accruals; and

●	income taxes payable increased 89% at March 3, 2024 compared to February 26, 2023 due to higher transition tax installment due in fiscal 2025.

In addition, the Company paid $30.6 million and $8.2 million in cash dividends during 2024 and 2023, respectively.

Working Capital

Working capital at March 3, 2024 was lower compared to February 26, 2023. Decreases in cash and cash equivalents and marketable securities, and inventories and increases in accrued expenses and accrued income taxes were partially offset by higher accounts receivable and lower dividends payable and accounts payable.

The Company's current ratio (the ratio of current assets to current liabilities) was 10.2 to 1 at March 3, 2024 compared to 4.4 to 1 at February 26, 2023.

Cash Flows

During 2024, the Company's net earnings before depreciation and amortization, stock-based compensation, amortization of bond premium and gain on sale of fixed assets, were $11.1 million. Such earnings were decreased by changes in operating assets and liabilities of $6.7 million, resulting in $4.4 million of cash provided by operating activities from continuing operations. During 2024, the Company expended $0.6 million for the purchase of property, plant and equipment compared to $1.0 million during 2023, and the Company paid $30.6 and $8.2 million in cash dividends in 2024 and 2023, respectively. The 2024 dividends paid included a special dividend of $20.5 million paid in the first quarter of 2024.

Other Liquidity Factors

On December 22, 2017, the U.S. government enacted comprehensive tax reform commonly referred to as the Tax Cuts and Jobs Act (“TCJA” or “Tax Act”) and significantly revised U.S. corporate income tax by, among other things, lowering corporate income tax rates, imposing a one-time transition tax on deemed repatriated earnings of non-U.S. subsidiaries, and implementing a territorial tax system. As a result of the Tax Act, the Company recorded taxes payable to be paid in installments over eight years. The remaining balance of these installment payments, as of March 3, 2024, was approximately $9.5 million to be paid over the next two years.

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

In 2024, 2023 and 2022, the Company incurred approximately $29,000, $14,000 and $13,000, respectively, for remedial response and voluntary cleanup costs and related legal fees, and the Company received, or expects to receive, reimbursement pursuant to general liability insurance coverage for approximately $29,000, $14,000 and $13,000, respectively, of such amounts. While annual environmental remedial response and voluntary cleanup expenditures, including legal fees, have generally been constant from year to year, and may increase over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At March 3, 2024 and February 26, 2023, there were no amounts recorded in accrued liabilities for environmental matters.

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

Recently Adopted Accounting Pronouncement

See Note 14 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report for a discussion of the Company’s recently adopted accounting pronouncements.

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

Interest Rate Risk – The exposure to market risks for changes in interest rates relates to the Company's short-term investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company’s short-term investment portfolio is managed in accordance with guidelines issued by the Company. These guidelines are designed to establish a high quality fixed income portfolio of government and highly rated corporate debt securities with a maximum weighted maturity of less than two years. Based on the average anticipated maturity of the investment portfolio at the end of the 2024 fiscal year, the Company does not believe that a hypothetical 10% fluctuation in short-term interest rates would have had a material impact on the consolidated results of operations or financial position of the Company.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Park Aerospace Corp

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Park Aerospace Corp. and subsidiaries (the “Company”) as of March 3, 2024 and February 26, 2023, and the related consolidated statements of operations, comprehensive earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 3, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 3, 2024 and February 26, 2023, and the results of its operations and its cash flows for each of the three years in the period ended March 3, 2024, in conformity with the accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ CohnReznick LLP

We have served as the Company’s auditor since 2014.

Parsippany, New Jersey

June 11, 2024

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	March 3, 2024	February 26, 2023
ASSETS
Current assets:
Cash and cash equivalents	$6,567	$4,237
Marketable securities (Note 2)	70,644	101,203
Accounts receivable, less allowance for doubtful accounts of $128 and $120, respectively	12,381	9,989
Inventories (Note 3)	6,404	6,768
Prepaid expenses and other current assets	2,849	2,844
Total current assets	98,845	125,041

Property, plant and equipment, net (Note 3)	23,499	24,251
Operating right-of-use assets (Note 10)	95	150
Goodwill and other intangible assets, net (Note 3)	9,776	9,783
Other assets	94	108
Total assets	$132,309	$159,333

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,514	$4,545
Operating lease liabilities (Note 10)	53	53
Accrued liabilities (Note 3)	1,986	1,346
Dividend payable	-	20,471
Income taxes payable	4,105	2,171
Total current liabilities	9,658	28,586

Long-term operating lease liabilities (Note 10)	82	129
Non-current income taxes payable (Note 4)	5,259	10,938
Deferred income taxes (Note 4)	3,222	1,995
Other liabilities (Note 4)	1,174	1,751
Total liabilities	19,395	43,399

Commitments and contingencies (Notes 10 and 11)

Shareholders' equity (Note 6):
Preferred stock, $1 par value per shares-authorized, 500,000 shares; issued, none	-	-
Common stock, $0.10 par value per shares-authorized, 60,000,000 shares; issued, 20,965,144 shares	2,096	2,096
Additional paid-in capital	170,445	169,932
Accumulated deficit	(45,374)	(42,694)
Accumulated other comprehensive loss	(2,271)	(4,244)
	124,896	125,090

Less treasury stock, at cost, 711,783 and 493,934 shares, respectively	(11,982)	(9,156)
Total shareholders' equity	112,914	115,934
Total liabilities and shareholders' equity	$132,309	$159,333

See Notes to Consolidated Financial Statements.

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Fiscal Year Ended
	March 3,	February 26,	February 27,
	2024	2023	2022
Net sales	$56,004	$54,055	$53,578
Cost of sales	39,470	37,582	35,661
Gross profit	16,534	16,473	17,917
Selling, general and administrative expenses	8,154	6,519	6,249
Restructuring charges (Note 8)	-	-	259
Earnings from operations	8,380	9,954	11,409
Interest and other income	1,053	1,078	375
Earnings from operations before income taxes	9,433	11,032	11,784
Income tax provision (Note 4)	1,960	301	3,320
Net earnings	$7,473	$10,731	$8,464

Earnings per share (Note 7)
Basic:
Basic earnings per share	$0.37	$0.52	$0.41
Basic weighted average shares	20,304	20,465	20,422

Diluted:
Diluted earnings per share	$0.37	$0.52	$0.41
Diluted weighted average shares	20,393	20,509	20,551

See Notes to Consolidated Financial Statements.

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts in thousands)

	Fiscal Year Ended
	March 3,	February 26,	February 27,
	2024	2023	2022
Net earnings	$7,473	$10,731	$8,464
Other comprehensive earnings (loss), net of tax:
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	1,844	240	108
Less: reclassification adjustment for gains included in net earnings	-	(7)	(36)
Unrealized losses on marketable securities:
Unrealized holding losses arising during the period	(110)	(2,567)	(1,713)
Less: reclassification adjustment for losses included in net earnings	239	55	12
Other comprehensive earnings (loss)	1,973	(2,279)	(1,629)
Total comprehensive earnings	$9,446	$8,452	$6,835

See Notes to Consolidated Financial Statements.

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Amounts in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Earnings (Loss)	Shares	Amount
Balance, February 28, 2021	20,965,144	$2,096	$170,038	$(25,063)	$(336)	582,268	$(10,794)

Net earnings	-	-	-	8,464	-	-	-
Unrealized loss on marketable securities, net of tax	-	-	-	-	(1,629)	-	-
Stock options exercised	-	-	(658)	-	-	(75,334)	1,397
Stock-based compensation	-	-	285	-	-	-	-
Cash dividends ($.40 per share)	-	-	-	(8,168)	-	-	-
Balance, February 27, 2022	20,965,144	2,096	169,665	(24,767)	(1,965)	506,934	(9,397)

Net earnings	-	-	-	10,731	-	-	-
Unrealized loss on marketable securities, net of tax	-	-	-	-	(2,279)	-	-
Stock options exercised	-	-	(102)	-	-	(13,000)	241
Stock-based compensation	-	-	369	-	-	-	-
Cash dividends ($1.40 per share)	-	-	-	(28,658)	-	-	-
Balance, February 26, 2023	20,965,144	2,096	169,932	(42,694)	(4,244)	493,934	(9,156)

Net earnings	-	-	-	7,473	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	1,973	-	-
Stock options exercised	-	-	(16)	-	-	(3,250)	54
Stock-based compensation	-	-	529	-	-	-	-
Repurchase of treasury shares	-	-	-	-	-	221,099	(2,880)
Cash dividends ($0.50 per share)	-	-	-	(10,153)	-	-	-
Balance, March 3, 2024	20,965,144	$2,096	$170,445	$(45,374)	$(2,271)	711,783	$(11,982)

See Notes to Consolidated Financial Statements.

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Year Ended
	March 3,	February 26,	February 27,
	2024	2023	2022
Cash flows from operating activities:
Net earnings	$7,473	$10,731	$8,464
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,402	1,136	1,136
Stock-based compensation	529	369	285
Allowance for bad debt	16	16	16
Provision for deferred income taxes	1,228	322	894
Amortization of bond premium	315	42	956
Loss on sale of marketable securities	184	5	10
(Gain) loss on sale of fixed assets	-	(8)	27
Changes in operating assets and liabilities:
Accounts receivable	(2,408)	(1,665)	(722)
Inventories	364	(2,112)	137
Prepaid expenses and other current assets	(5)	238	(550)
Other assets and liabilities	(554)	(2,723)	111
Accounts payable	(1,031)	2,011	(766)
Accrued liabilities	640	(148)	(214)
Income taxes payable	(3,745)	(1,723)	(1,583)
Net cash provided by operating activities	4,408	6,491	8,201

Cash flows from investing activities:
Purchases of property, plant and equipment	(645)	(1,047)	(4,372)
Proceeds from sales of property, plant and equipment	-	8	14
Purchases of marketable securities	(7,690)	(63,275)	(59,422)
Proceeds from sales and maturities of marketable securities	39,723	57,296	34,224
Net cash provided by (used in) investing activities	31,388	(7,018)	(29,556)

Cash flows from financing activities:
Dividends paid	(30,624)	(8,186)	(8,168)
Proceeds from exercise of stock options	38	139	739
Purchase of treasury stock	(2,880)	-	-
Net cash used in financing activities	(33,466)	(8,047)	(7,429)

Increase (decrease) in cash and cash equivalents	2,330	(8,574)	(28,784)
Cash and cash equivalents, beginning of year	4,237	12,811	41,595
Cash and cash equivalents, end of year	$6,567	$4,237	$12,811

Supplemental disclosure of non-cash activities:
Dividend payable included in current liabilities	$-	$20,471	$-

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended March 3, 2024

(Amounts in thousands, except share (unless otherwise stated), per share and option amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Park Aerospace Corp. and its subsidiaries (collectively, “Park” or the “Company”) is a global advanced materials company which develops and manufactures advanced composite materials, primary and secondary structures and assemblies and low-volume tooling for the aerospace markets.

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

c.

Accounting Period – The Company’s fiscal year is the 52- or 53-week period ending the Sunday nearest to the last day of February. The 2024 fiscal year ended on March 3, 2024 and consisted of 53 weeks; the 2023 and 2022 fiscal years ended on February 26, 2023 and February 27, 2022, respectively, and each consisted of 52 weeks.

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

The Company’s non-financial assets measured at fair value on a non-recurring basis, for purposes of calculating impairment, include goodwill and any long-lived assets written down to fair value. To measure fair value of such assets, the Company uses Level 3 inputs consisting of techniques including an income approach and a market approach. The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the discounted cash flow analysis require the exercise of significant judgment, including judgment about appropriate discount rates, terminal values, growth rates and the amount and timing of expected future cash flows. There were no transfers between levels within the fair value hierarchy during the 2024, 2023 or 2022 fiscal years.

e.

Cash and Cash Equivalents – The Company considers all money market securities and investments with contractual maturities at the date of purchase of 90 days or less to be cash equivalents. The Company had no debt securities included in cash equivalents at March 3, 2024 or February 26, 2023. Certain of the Company’s cash and cash equivalents are in excess of U.S. government insurance. At March 3, 2024 and February 26, 2023, $29,589 and $28,194, respectively, of the cash and marketable securities were owned by one of the Company’s wholly-owned foreign subsidiaries.

Supplemental cash flow information:

	Fiscal Year
	2024	2023	2022
Cash paid during the year for income taxes, net of refunds	$6,017	$3,235	$3,924

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

i.

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

k.

Valuation of Long-Lived Assets – The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Important factors that could trigger an impairment review include, but are not limited to, significant negative industry or economic trends and significant changes in the use of the Company's assets or strategy of the overall business. No impairments of long-lived assets were recognized in the 2024, 2023 or 2022 fiscal years.

l.

Goodwill and Other Intangible Assets – Goodwill is not amortized. Other intangible assets are amortized over the useful lives, which is 15 years, on a straight-line basis. The Company tests for impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. With respect to goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value is less than the carrying value. If, based on that assessment, the Company believes it is more likely than not that the fair value is less than the carrying value, a one-step goodwill impairment test is performed. The Company assesses the impairment of goodwill at least annually. The Company conducts its annual goodwill impairment test as of the first day of the fourth quarter. The Company concluded that there was no impairment in the 2024 or 2023 fiscal years.

m.

Shipping Costs – Most of the costs for third-party shippers for transporting products to customers are paid for or reimbursed by customers. The Company records minimal shipping costs in selling, general and administrative expenses.

n.

Property, Plant and Equipment – Property, plant and equipment are stated at cost less accumulated depreciation and amortization. The Company capitalizes additions, improvements and major renewals and expenses maintenance, repairs and minor renewals as incurred. Depreciation and amortization are computed principally by the straight-line method over the estimated useful lives of the assets. Machinery, equipment, furniture and fixtures are generally depreciated over 10 years. Building and leasehold improvements are generally depreciated over 25-30 years or the term of the lease, if shorter. The depreciation and amortization expenses associated with property, plant and equipment were $1,396, $1,129 and $1,136 for the 2024, 2023 and 2022 fiscal years, respectively.

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

q.

Treasury Stock – The Company considers all shares of the Company’s common stock purchased by the Company as authorized but unissued shares on the trade date. The aggregate purchase price of such shares is reflected as a reduction to Shareholders’ Equity, and such shares are held in treasury at cost.

r.

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

2.	MARKETABLE SECURITIES

The following is a summary of available-for-sale securities:

	March 3, 2024
	Total	Level 1	Level 2	Level 3
U.S. Treasury and other government securities	$67,210	$67,210	$-	$-
U.S. corporate debt securities	3,434	3,434	-	-
Total marketable securities	$70,644	$70,644	$-	$-

	February 26, 2023
	Total	Level 1	Level 2	Level 3
U.S. Treasury and other government securities	$83,859	$83,859	$-	$-
U.S. corporate debt securities	17,344	17,344	-	-
Total marketable securities	$101,203	$101,203	$-	$-

The following tables show the amortized cost basis, gross unrealized gains and losses and gross realized gains and losses on the Company’s available-for-sale securities:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses
March 3, 2024:
U.S. Treasury and other government securities	$70,320	$-	$3,110
U.S. corporate debt securities	3,435	-	1
Total marketable securities	$73,755	$-	$3,111

February 26, 2023:
U.S. Treasury and other government securities	$89,603	$-	$5,744
U.S. corporate debt securities	17,414	-	70
Total marketable securities	$107,017	$-	$5,814

	Fiscal Year
	2024	2023	2022
Gross realized gains on sale	$-	$-	$26
Gross realized losses on sale	$184	$5	$36

The estimated fair values of such securities at March 3, 2024, by contractual maturity, are shown below:

Due in one year or less	$32,638
Due after one year through five years	38,006
$70,644

3.	OTHER CONSOLIDATED BALANCE SHEET DATA

Other consolidated balance sheet data consisted of the following:

	March 3,	February 26,
	2024	2023

Inventories:
Raw materials	$5,047	$5,376
Work-in-process	397	536
Finished goods	960	856
	$6,404	$6,768

Property, plant and equipment:
Land, buildings and improvements	$16,271	$15,889
Machinery, equipment, furniture and fixtures	33,003	32,741
	49,274	48,630
Less: accumulated depreciation and amortization	25,775	24,379
	$23,499	$24,251

Goodwill and other intangible assets:
Goodwill	$9,776	$9,776
Other intangibles	-	7
	$9,776	$9,783

Accrued liabilities:
Payroll and payroll related	$698	$591
Workers' compensation	90	92
Professional fees	431	428
Property taxes	591	198
Other	176	37
	$1,986	$1,346

4.	INCOME TAXES

The income tax provision (benefit) for continuing operations includes the following:

	Fiscal Year
	2024	2023	2022

Current:
Federal	$310	$(875)	$1,912
State and local	310	822	484
Foreign	113	30	4
	733	(23)	2,400

Deferred:
Federal	974	435	565
State and local	253	(111)	88
Foreign	-	-	267
	1,227	324	920
	$1,960	$301	$3,320

State income tax benefits from loss carryforwards to future years were recognized as deferred tax assets in the 2024, 2023 and 2022 fiscal years.

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

The Company’s pre-tax earnings (loss) from continuing operations in the United States and foreign locations are as follows:

	Fiscal Year
	2024	2023	2022

United States	$8,693	$10,669	$11,987
Foreign	740	363	(203)
Earnings before income taxes	$9,433	$11,032	$11,784

The Company’s effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

	Fiscal Year
	2024	2023	2022

Statutory U.S. Federal tax rate	21.0%	21.0%	21.0%
State and local taxes, net of Federal benefit	5.8%	3.8%	4.3%
Foreign tax rate differentials	(0.4%)	(0.4%)	2.7%
NQSO Expirations and Cancellations	1.8%	2.1%	0.0%
Adjustment on tax accruals	(1.0%)	0.9%	(0.3%)
Change in unrecognized tax benefits	(6.1%)	(24.8%)	0.5%
Subpart F	0.0%	0.5%	(1.0%)
Permanent differences and other	(0.3%)	(0.4%)	1.0%
	20.8%	2.7%	28.2%

The Company had state net operating loss carryforwards of $1,775 and $1,725 at March 3, 2024 and February 26, 2023, respectively, and total net foreign operating loss carryforwards of $7,791 at both March 3, 2024 and February 26, 2023. The Company had a valuation allowances against the remaining carryforwards at March 3, 2024 and February 26, 2023. The state net operating loss carryforwards will expire in 2024 through 2040.

The Company had Arizona tax credits of $991 in both the 2024 and 2023 fiscal years for which there were valuation allowances at March 3, 2024 and February 26, 2023.

The deferred tax asset valuation allowance of $2,938 as of March 3, 2024 relates to the above foreign net operating losses and state tax credit carryforwards from continuing operations for which the Company does not expect to realize any tax benefit. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities from continuing operations as of March 3, 2024 and February 26, 2023 were as follows:

	March 3,	February 26,
	2024	2023

Deferred tax assets:
Net operating loss carryforwards	$1,949	$1,949
Tax credits carryforward	991	991
Stock options	693	784
Other, net	906	590
	4,539	4,314
Valuation allowance on deferred tax assets	(2,938)	(2,938)
Total deferred tax assets, net of valuation allowance	1,601	1,376
Deferred tax liabilities:
Depreciation	(4,291)	(2,841)
Undistributed earnings	(1)	(2)
Other	(531)	(528)
Total deferred tax liabilities	(4,823)	(3,371)
Net deferred tax liability	$(3,222)	$(1,995)

At March 3, 2024 and February 26, 2023, the Company had gross unrecognized tax benefits and related interest of $1,174 and $1,751, respectively, included in other liabilities.  If any portion of the unrecognized tax benefits at March 3, 2024 were recognized, the Company’s effective tax rate would decrease. The change as of March 3, 2024 was due to a reduction in uncertain tax positions of $535 from the reduction of uncertain tax positions related to expiring statutes of limitations on tax positions taken in prior years regarding the taxability of funds repatriated from the Company’s subsidiary in Singapore and certain state tax related items.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for continuing operations is as follows:

	Unrecognized Tax Benefits
	March 3,	February 26,	February 27,
	2024	2023	2022

Balance, beginning of year	$1,424	$4,078	$4,117
Gross decreases - tax positions in prior period	(535)	(2,980)	(39)
Gross increases - current period tax positions	29	326	-
Balance, end of year	$918	$1,424	$4,078

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

A list of open tax years by major jurisdiction follows:

U.S. Federal	2022	-	2024
California	2021	-	2024
New York	2022	-	2024
Kansas	2022	-	2024
France	2022	-	2024
Singapore	2021	-	2024

The Company had $256 and $327 of accrued interest and penalties as of March 3, 2024 and February 26, 2023, respectively. The Company’s policy is to include applicable interest and penalties related to unrecognized tax benefits as a component of current income tax expense.

On December 22, 2017, the U.S. government enacted comprehensive tax reform commonly referred to as the Tax Cuts and Jobs Act (“TCJA” or “Tax Act”) and significantly revised U.S. corporate income tax by, among other things, lowering corporate income tax rates, imposing a one-time transition tax on deemed repatriated earnings of non-U.S. subsidiaries, and implementing a territorial tax system. As a result of the Tax Act, the Company recorded taxes payable to be paid in installments over eight years. The remaining balance of these installment payments, as of March 3, 2024, was approximately $9,500 to be paid over the next two years.

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

The Company has no ongoing examinations of its Federal returns.

5.	STOCK-BASED COMPENSATION

As of March 3, 2024, the Company had a 2018 Stock Option Plan (the “2018 Plan”) and no other stock-based compensation plan. The 2018 Plan was adopted by the Board of Directors of the Company on May 8, 2018 and approved by the shareholders of the Company at the Annual Meeting of Shareholders of the Company on July 24, 2018. Prior to the 2018 Plan, the Company had the 2002 Stock Option Plan (the “2002 Plan”) which had been approved by the Company’s shareholders and provided for the grant of stock options to directors and key employees of the Company. All options granted under the 2018 Plan and 2002 Plan have exercise prices equal to the fair market value of the underlying Common Stock of the Company at the time of grant, which, pursuant to the terms of such Plans, is the reported closing price of the Common Stock on the New York Stock Exchange on the date preceding the date an option is granted. Options granted under the Plans become exercisable 25% one year after the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire 10 years after the date of grant. Options to purchase a total of 800,000 shares of Common Stock of the Company were authorized for grant under the 2018 plan. At March 3, 2024, options to purchase 252,050 shares of Common Stock were available for grant under the 2018 Plan. At March 3, 2024, 542,700 shares of Common Stock of the Company were reserved for issuance upon exercise of stock options under the 2018 Plan.

The compensation expense for stock options includes an estimate for forfeitures and is recognized on a straight-line basis over the requisite service period.

The future compensation expense to be recognized in earnings before income taxes for options outstanding at March 3, 2024 was $668, which is expected to be recognized ratably over a weighted average vesting period of 1.32 years.

The Company records its stock-based compensation at fair value. The weighted average fair value for options was estimated at the dates of grants, using the Black-Scholes option pricing model.

The following table represents the weighted average fair value and valuation assumptions used for options granted in the 2024, 2023 and 2022 fiscal years:

	Fiscal Year
	2024			2023			2022

Weighted average fair value per share of option grants		$3.01			$2.66			$2.76
Risk-free interest rates	3.61%	-	3.85%	2.69%	-	3.64%	0.74%	-	1.85%
Expected stock price volatility	28.5%	-	29.6%	27.9%	-	28.3%	27.8%	-	29.2%
Expected dividend yields		3.82%		3.17%	-	3.32%	2.73%	-	3.07%
Estimated option terms (in years)	4.9	-	8.3	5.4	-	8.1	4.4	-	7.6

The risk-free interest rates are based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the estimated term of the options at the date of grant. Volatility factors are based on historical volatility of the Company’s Common Stock. The expected dividend yields are based on the regular quarterly cash dividend per share most recently declared by the Company and on the exercise price of the options granted during the 2024 fiscal year. The estimated terms of the options are based on evaluations of the historical and expected future employee exercise behavior.

During the 2024 fiscal year, the Company recorded non-cash charges of $109,000 related to the modification of previously granted employee stock options resulting from the $1.00 per share special cash dividend paid by the Company in April 2023.

Information with respect to stock option activity follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance, February 28, 2021	634,534	$12.47		$730
Granted	147,750	13.82
Exercised	(75,334)	9.81
Terminated or expired	(58,650)	13.96
Balance, February 27, 2022	648,300	$12.96		$428
Granted	134,100	12.08
Exercised	(13,000)	10.67
Terminated or expired	(98,975)	13.13
Balance, February 26, 2023	670,425	$12.80		$2,159
Granted	133,300	13.08
Exercised	(3,250)	11.83
Terminated or expired	(92,150)	15.69
Balance, March 3, 2024	708,325	$11.53	5.99	$2,420
Vested and exercisable, March 3, 2024	404,688	$10.95	4.35	$1,620
Expected to vest, March 3, 2024	673,263	$11.53	5.99	$2,300

The aggregate intrinsic values realized (the market value of the underlying shares on the date of exercise, less the exercise price, times the number of shares acquired) from the exercise of options during the 2024, 2023 and 2022 fiscal years were $11, $23, and $358, respectively.

A summary of the status of the Company’s non-vested options at March 3, 2024, and changes during the fiscal year then ended, is presented below:

	Shares Subject to Options	Weighted Average Grant Date Fair Value
Non-vested, beginning of year	293,813	$2.65
Granted	133,300	2.91
Vested	(106,995)	2.77
Terminated or expired	(17,231)	2.79
Non-vested, end of year	302,887	$2.72

6.	SHAREHOLDERS’ EQUITY

Treasury Stock – On May 18, 2022, the Company’s Board of Directors authorized the Company’s purchase, on the open market and in privately negotiated transactions, of up to 1,500,000 shares of its Common Stock which represented 7% of the Company’s 20,458,210 total outstanding shares of its Common Stock as of May 18, 2022. This authorization supersedes any unused prior Board of Directors’ authorizations to purchase shares of the Company’s Common Stock.  During the year ended March 3, 2024, the Company repurchased 221,099 shares at a total cost of approximately $2,880. Prior to February 26, 2023, the Company had not purchased any shares of its Common Stock pursuant to the above authorization. At May 31, 2024, the amount remaining under the authorization was 1,278,901 shares which represent approximately 6% of the Company’s 20,253,361 total outstanding shares as of May 31, 2024.

Reserved Common Shares – At March 3, 2024, 960,375 shares of Common Stock were reserved for issuance upon exercise of stock options.

Accumulated Other Comprehensive Earnings (Loss) – Accumulated balances related to each component of other comprehensive earnings were as follows:

	March 3, 2024	February 26, 2023

Unrealized losses on investments, net of taxes of $840 and $2,279, respectively	$(2,271)	$(4,244)
Accumulated balance	$(2,271)	$(4,244)

7.	EARNINGS PER SHARE

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

The following table sets forth the calculation of basic and diluted earnings per share:

	Fiscal Year
(Amounts in thousands, except per share amounts)	2024	2023	2022

Net earnings	$7,473	$10,731	$8,464

Weighted average common shares outstanding for basic EPS	20,304	20,465	20,422
Net effect of dilutive options	89	44	129
Weighted average shares outstanding for diluted EPS	20,393	20,509	20,551

Basic earnings per share	$0.37	$0.52	$0.41

Diluted earnings per share	$0.37	$0.52	$0.41

Potentially dilutive stock options, which were not included in the computation of diluted earnings per share because either the effect would have been antidilutive or the options’ exercise prices were greater than the average market price of the Common Stock, were 94,263, 441,781 and 263,744 for the 2024, 2023 and 2022 fiscal years, respectively.

8.	RESTRUCTURING CHARGES

The Company recorded restructuring charges of $259in the 2022 fiscal year, related to the closure of the Company’s Park Aerospace Technologies Asia Pte. Ltd. Facility located in Singapore. No restructuring charges were recorded in 2024 or 2023.

9.	EMPLOYEE BENEFIT PLANS

Profit Sharing Plan – The Company has a non-contributory profit sharing retirement plan covering substantially all full-time employees in the United States. The plan may be modified or terminated at any time, but in no event may any portion of the contributions revert back to the Company. The Company’s estimated contributions are accrued at the end of each fiscal year and paid to the plan in the subsequent fiscal year. The Company’s contributions to the plan were $150 and $157 for fiscal years 2023 and 2022, respectively. The contribution for fiscal year 2024 has not been paid. Contributions are discretionary and may not exceed the amount allowable as a tax deduction under the Internal Revenue Code.

Savings Plan – The Company also sponsors a 401(k) retirement savings plan but has no financial obligations to plan participants in the form of matching contributions or otherwise.

10.	LEASES AND COMMITMENTS

The Company has operating leases related to land, office space, warehouse space and equipment. All of the Company’s leases have been assessed to be operating leases. Renewal options are included in the lease terms to the extent the Company is reasonably certain to exercise the option. The exercise of lease renewal options is at the Company’s sole discretion. The amounts disclosed in our consolidated balance sheet as of March 3, 2024, pertaining to the right-of-use assets and lease liabilities, are measured on our current expectations of exercising our available renewal options. The incremental borrowing rate represents the Company’s ability to borrow on a collateralized basis over a term similar to the lease term. The leases typically contain renewal options for periods ranging from one year to 10 years and require the Company to pay real estate taxes and other operating costs. The latest land lease expiration is 2068 assuming exercise of all applicable renewal options by the Company. The Company’s existing leases are not subject to any restrictions or covenants which preclude its ability to pay dividends, obtain financing or exercise its available renewal options.

Future minimum lease payments under non-cancellable operating leases as of March 3, 2024 are as follows:

Fiscal Year:
2025	$53
2026	-
2027	-
2028	-
2029	3
Thereafter	155
Total undiscounted operating lease payments	211
Less imputed interest	(76)
Present value of operating lease payments	$135

The above payment schedule includes renewal options that the Company is reasonably likely to exercise. Leases with an initial term of 12 months or less are not recorded on the Company’s consolidated balance sheets. The Company recognizes lease expense for leases on a straight-line basis over the terms of the leases.

During both the 2024 and 2023 fiscal years, the Company’s operating lease expense was $62. Cash payments of $53 in both the 2024 and 2023 fiscal years pertaining to operating leases, are reflected in the consolidated statements of cash flow under cash flows from operating activities.

The following table sets forth the right-of-use assets and operating lease liabilities as of March 3, 2024:

Operating right-of-use assets	$95

Operating lease liabilities	$53
Long-term operating lease liabilities	82
Total operating lease liabilities	$135

The Company’s weighted average remaining lease term for its operating leases is 9.47 years. The Company’s weighted average borrowing rate for its operating leases is 4.75%.

Rental expenses, inclusive of real estate taxes and other costs, were $464, $242 and $267 for the 2024, 2023 and 2022 fiscal years, respectively.

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

Litigation

The Company is subject to a small number of immaterial proceedings, lawsuits and other claims related to environmental, employment, product and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes in these matters as well as potential ranges of probable losses. A determination of the accrual required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters. The Company believes that the ultimate disposition of such proceedings, lawsuits and claims will not have a material adverse effect on the liquidity, capital resources, business or consolidated results of operations or financial position of the Company.

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

Financial information regarding the Company’s continuing operations by geographic region is as follows:

	Fiscal Year
	2024	2023	2022
Sales:

North America	$50,295	$50,044	$51,307
Asia	1,330	786	700
Europe	4,379	3,225	1,571
Total sales	$56,004	$54,055	$53,578

Long-lived assets:

North America	$33,464	$34,292	$34,448
Asia	-	-	-
Europe	-	-	-
Total long-lived assets	$33,464	$34,292	$34,448

13.	CUSTOMER AND SUPPLIER CONCENTRATIONS

As a result of the sale of the Electronics Business, the Company now operates in a single segment. As such, segment reporting is no longer provided.

Customers – Net sales to affiliate and non-affiliate subtier suppliers of General Electric Company were 37.7%, 41.2% and 49.5% of the Company’s total worldwide sales in the 2024, 2023 and 2022 fiscal years, respectively.

While no other customer accounted for 10% or more of the Company’s total worldwide net sales in the 2024, 2023 or 2022 fiscal years, the loss of a major customer or of a group of customers could have a material adverse effect on the Company’s business or consolidated results of operations or financial position.

Suppliers – Suppliers Huntsman Advanced Materials and ArianeGroup accounted for 14.2% and 12.1% of the Company’s accounts payable balance, respectively, in the 2024 fiscal year, and 10.9% and 20.2% of the Company’s accounts payable balance, respectively, in the 2023 fiscal year. No supplier accounted for more than 10% of the Company’s accounts payable balance in the 2022 fiscal year.

Sources of Supply – The principal materials used in the manufacture of the Company’s advanced composite materials, aerospace grade reinforcements, thermoset resins and base chemicals. Although there is a limited number of qualified suppliers of these materials, the Company has nevertheless identified alternate sources of supply for many of such materials. While the Company has not experienced significant problems in the delivery of these materials and considers its relationships with its suppliers to be strong, a disruption of the supply of material from a principal supplier could adversely affect the Company’s business. Furthermore, substitutes for these materials are not readily available, and an inability to obtain essential materials, if prolonged, could materially adversely affect the Company’s business.

14.	ACCOUNTING PRONOUNCEMENTS

Recently Adopted

In March 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2023-01, Leases (Topic 842): Common Control Arrangements. The changes require all entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group. The amendments in ASU 2023-01 were effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for: (1) public business entities for periods for which financial statements have not yet been issued, and (2) all other entities for periods for which financial statements have not yet been made available for issuance. The adoption of ASU 2023-01 did not have an impact on the Company’s consolidated financial statements and disclosures.

PARK AEROSPACE CORP. AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Amounts in thousands, except per share amounts)

	Quarter
	First	Second	Third	Fourth

Fiscal 2024:

Net sales	$15,551	$12,481	$11,639	$16,333
Gross profit	4,833	4,079	3,169	4,453

Net earnings	1,854	1,746	1,203	2,670

Basic earnings per share	$0.09	$0.09	$0.06	$0.13

Diluted earnings per share	$0.09	$0.09	$0.06	$0.13

Weighted average common shares outstanding:
Basic	20,461	20,256	20,250	20,253
Diluted	20,526	20,338	20,355	20,357

Fiscal 2023:

Net sales	$12,783	$13,875	$13,867	$13,530
Gross profit	4,092	4,086	4,444	3,851

Net earnings	1,910	1,885	2,230	4,706

Basic earnings per share	$0.09	$0.09	$0.11	$0.23

Diluted earnings per share	$0.09	$0.09	$0.11	$0.23

Weighted average common shares outstanding:
Basic	20,458	20,461	20,471	20,471
Diluted	20,504	20,503	20,510	20,518

Earnings per share are computed separately for each quarter. There‐fore, the sum of such quarterly per share amounts may differ from the total for each year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a)	Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 3, 2024, the end of the fiscal year covered by this annual report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such fiscal year, the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 3, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control–Integrated Framework (2013). Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of March 3, 2024.

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

The information called for by this Item (except for information as to the Company's executive officers, which information appears elsewhere in this Report) is incorporated by reference to the Company's definitive proxy statement for the 2024 annual meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION.

The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2024 annual meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2024 annual meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2024 annual meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

This information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2024 annual meeting of Shareholders to be filed pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
		Page

	(a) Documents filed as a part of this Report:

	(1) Consolidated Financial Statements:

	The following Consolidated Financial Statements of the Company are included in Part II, Item 8:

	Report of Independent Registered Public Accounting Firm (PCAOB ID 107748)	35

	Consolidated Balance Sheets	36

	Consolidated Statements of Operations	37

	Consolidated Statements of Comprehensive Earnings	38

	Consolidated Statements of Shareholders' Equity	39

	Consolidated Statements of Cash Flows	40

	Notes to Consolidated Financial Statements (1-14)	41

	(2) Financial Statement Schedule:

	The following additional information should be read in conjunction with the Consolidated Financial Statements of the Registrant described in Item 15(a)(1) above:

	Schedule II – Valuation and Qualifying Accounts	62

	All other schedules have been omitted because they are not applicable or not required, or the information is included elsewhere in the financial statements or notes thereto.

	(3) Exhibits:

	The information required by this Item relating to Exhibits to this Report is included in the Exhibit Index beginning on page 63 hereof.

ITEM 16.	FORM 10-K SUMMARY

Not Applicable

PARK AEROSPACE CORP. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Column C
Column A	Column B	Additions		Column D	Column E

Description	Balance at Beginning of Period	Costs and Expenses	Other	Reductions	Balance at End of Period
DEFERRED INCOME TAX ASSET VALUATION ALLOWANCE:

53 weeks ended March 3, 2024	$2,938,000	$-	$-	$-	$2,938,000
52 weeks ended February 26, 2023	$3,587,000	$-	$-	$(649,000)	$2,938,000
52 weeks ended February 27, 2022	$3,587,000	$-	$-	$-	$3,587,000

			Column D
Column A	Column B	Column C	Other		Column E

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Accounts Written Off (A)	Translation Adjustment	Balance at End of Period
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

53 weeks ended March 3, 2024	$120,000	$16,000	$(8,000)	$-	$128,000
52 weeks ended February 26, 2023	$104,000	$16,000	$-	$-	$120,000
52 weeks ended February 27, 2022	$89,000	$15,000	$-	$-	$104,000

(A)	Uncollectible amounts, net of recoveries

EXHIBIT INDEX

Exhibit Numbers	Description

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

10.6

Cooperation Agreement, dated as of April 20, 2023, by and among Park Aerospace Corp., Huffman Prairie Holdings, LLC and other signatories thereto (Reference is made to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 20, 2023, Commission File No. 1-4415, which is incorporated herein by reference.)

10.7	Park Aerospace Corp. Clawback Policy

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

99.1

Insider trading policies and procedures pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 (Reference is made to Exhibit 99.1 of the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 2023, Commission File No. 1-4415, which is incorporated herein by reference.)

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended March 3, 2024, formatted in XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 3, 2024 and February 26, 2023, (ii) Consolidated Statements of Operations for the years ended March 3, 2024, February 26, 2023, and February 27, 2022, (iii) Consolidated Statements of Comprehensive Earnings for the years ended March 3, 2024, February 26, 2023, and February 27, 2022, (iv) Consolidated Statements of Shareholders’ Equity for the years ended March 3, 2024, February 26, 2023, and February 27, 2022 and (v) Consolidated Statements of Cash Flows for the years ended March 3, 2024, February 26, 2023, and February 27, 2022.*+

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: June 11, 2024	PARK AEROSPACE CORP.

	By:	/s/ Brian E. Shore
Brian E. Shore, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian E. Shore Brian E. Shore	Chairman of the Board, Chief Executive Officer and Director (principal executive officer)	June 11, 2024

/s/ P. Matthew Farabaugh P. Matthew Farabaugh	Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	June 11, 2024

/s/ Dale Blanchfield Dale Blanchfield	Director	June 11, 2024

/s/ Shane Connor Shane Connor	Director	June 11, 2024

/s/ Emily J. Groehl Emily J. Groehl	Director	June 11, 2024

/s/ Yvonne Julian Yvonne Julian	Director	June 11, 2024

/s/ Carl W. Smith Carl W. Smith	Director	June 11, 2024

/s/ D. Bradley Thress D. Bradley Thress	Director	June 11, 2024

/s/ Steven T. Warshaw Steven T. Warshaw	Director	June 11, 2024