Form 10-Q
period 2024-06-02
PARK AEROSPACE CORP
filed 2024-07-17
CIK 76267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 2, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to__________

Commission file number     1-4415

PARK AEROSPACE CORP.

(Exact Name of Registrant as Specified in Its Charter)

New York	11-1734643
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1400 Old Country Road, Westbury, New York	1159
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,253,361 as of July 8, 2024.

PARK AEROSPACE CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.                   Financial Statements.

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	June 2, 2024 (unaudited)	March 3, 2024*
ASSETS
Current assets
Cash and cash equivalents	$4,081	$6,567
Marketable securities (Note 3)	70,337	70,644
Accounts receivable, less allowance for credit losses of $132 and $128, respectively	11,386	12,381
Inventories (Note 4)	8,312	6,404
Prepaid expenses and other current assets	3,180	2,849
Total current assets	97,296	98,845

Property, plant and equipment, net	22,185	23,499
Operating right-of-use assets (Note 5)	81	95
Goodwill and other intangible assets	9,783	9,776
Other assets	83	94
Total assets	$129,428	$132,309

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,201	$3,514
Operating lease liability (Note 5)	17	53
Accrued liabilities	1,513	1,986
Income taxes payable	4,206	4,105
Total current liabilities	7,937	9,658

Long-term operating lease liability (Note 5)	107	82
Non-current income taxes payable (Note 9)	5,259	5,259
Deferred income taxes (Note 9)	3,240	3,222
Other liabilities	1,198	1,174
Total liabilities	17,741	19,395

Commitments and contingencies (Note 12)

Shareholders' equity (Note 8)
Common stock	2,096	2,096
Additional paid-in capital	170,534	170,445
Accumulated deficit	(46,913)	(45,374)
Accumulated other comprehensive loss	(2,048)	(2,271)
	123,669	124,896
Less treasury stock, at cost	(11,982)	(11,982)
Total shareholders' equity	111,687	112,914
Total liabilities and shareholders' equity	$129,428	$132,309

* The balance sheet at March 3, 2024 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	13 Weeks Ended (Unaudited)
	June 2,	May 28,
	2024	2023

Net sales	$13,970	$15,551
Cost of sales	9,871	10,718
Gross profit	4,099	4,833
Selling, general and administrative expenses	2,017	2,615
Earnings from operations	2,082	2,218
Storm Damage Charge (Note 11)	(1,052)	-
Interest and other income	339	324
Earnings from operations before income taxes	1,369	2,542
Income tax provision (Note 9)	376	688
Net earnings	$993	$1,854

Earnings per share (Note 7)
Basic:
Basic earnings per share	$0.05	$0.09
Basic weighted average shares	20,253	20,461

Diluted:
Diluted earnings per share	$0.05	$0.09
Diluted weighted average shares	20,371	20,526

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts in thousands)

	13 Weeks Ended (Unaudited)
	June 2,	May 28,
	2024	2023

Net earnings	$993	$1,854
Other comprehensive earnings, net of tax:
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	258	592
Unrealized losses on marketable securities:
Unrealized holding losses arising during the period	(35)	-
Less: reclassification adjustment for losses included in net earnings	-	124
Other comprehensive earnings	223	716
Total comprehensive earnings	$1,216	$2,570

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	(Loss) Earnings	Shares	Amount

Balance, March 3, 2024	20,965,144	$2,096	$170,445	$(45,374)	$(2,271)	711,783	$(11,982)

Net earnings	-	-	-	993	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	223	-	-
Stock-based compensation	-	-	89	-	-	-	-
Cash dividends ($0.125 per share)	-	-	-	(2,532)	-	-	-

Balance, June 2, 2024	20,965,144	$2,096	$170,534	$(46,913)	$(2,048)	711,783	$(11,982)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	(Loss) Earnings	Shares	Amount

Balance, February 26, 2023	20,965,144	$2,096	$169,932	$(42,694)	$(4,244)	493,934	$(9,156)

Net earnings	-	-	-	1,854	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	716	-	-
Stock-based compensation	-	-	218	-	-	-	-
Repurchase of treasury shares	-	-	-	-	-	129,654	(1,669)
Cash dividends ($0.125 per share)	-	-	-	(2,559)	-	-	-

Balance, May 28, 2023	20,965,144	$2,096	$170,150	$(43,399)	$(3,528)	623,588	$(10,825)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	13 Weeks Ended (Unaudited)
	June 2,	May 28,
	2024	2023
Cash flows from operating activities:
Net earnings	$993	$1,854
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Non-cash storm damage charge	887	-
Depreciation and amortization	439	305
Stock-based compensation	89	218
Deferred income taxes	18	2
Amortization of bond premium	49	237
Loss on sale of marketable securities	-	65
Changes in operating assets and liabilities	(2,898)	(2,564)
Net cash (used in) provided by operating activities	(423)	117

Cash flows from investing activities:
Purchase of property, plant and equipment	(12)	(167)
Purchases of marketable securities	(2,937)	-
Proceeds from sales and maturities of marketable securities	3,418	26,348
Net cash provided by investing activities	469	26,181

Cash flows from financing activities:
Dividends paid	(2,532)	(23,030)
Purchase of treasury stock	-	(1,669)
Net cash used in financing activities	(2,532)	(24,699)

(Decrease) increase in cash and cash equivalents:	(2,486)	1,599
Cash and cash equivalents, beginning of period	6,567	4,237
Cash and cash equivalents, end of period	$4,081	$5,836

Supplemental cash flow information:
Cash paid during the period for income taxes, net of refunds	$-	$608

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share (unless otherwise stated), per share and option amounts)

1.  CONSOLIDATED FINANCIAL STATEMENTS

The Condensed Consolidated Balance Sheet and the Consolidated Statement of Shareholders’ Equity as of June 2, 2024, the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Earnings for the 13 weeks ended June 2, 2024 and May 28, 2023, and the Condensed Consolidated Statements of Cash Flows for the 13 week periods then ended have been prepared by Park Aerospace Corp. (the “Company”), without audit. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 2, 2024 and the results of operations and cash flows for all periods presented. The Consolidated Statements of Operations are not necessarily indicative of the results to be expected for the full fiscal year or any subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2024. There have been no significant changes to such accounting policies during the 13 weeks ended June 2, 2024.

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

The fair value of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying value due to their short-term nature. Certain assets and liabilities of the Company are required to be recorded at fair value on either a recurring or non-recurring basis. On a recurring basis, the Company records its marketable securities at fair value using Level 1 or Level 2 inputs. (See Note 3).

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

The following is a summary of available-for-sale securities:

	June 2, 2024
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$66,857	$66,857	$-	$-
U.S. corporate debt securities	3,480	3,480	-	-
Total marketable securities	$70,337	$70,337	$-	$-

	March 3, 2024
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$67,210	$67,210	$-	$-
U.S. corporate debt securities	3,434	3,434	-	-
Total marketable securities	$70,644	$70,644	$-	$-

The following table shows the amortized cost basis of, and gross unrealized gains and losses on, the Company’s available-for-sale securities:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses
June 2, 2024:
U.S. Treasury and other government securities	$69,661	$-	$2,804
U.S. corporate debt securities	3,482	-	2
Total marketable securities	$73,143	$-	$2,806

March 3, 2024:
U.S. Treasury and other government securities	$70,320	$-	$3,110
U.S. corporate debt securities	3,435	-	1
Total marketable securities	$73,755	$-	$3,111

The estimated fair values of such securities at June 2, 2024 by contractual maturity are shown below:

Due in one year or less	$31,800
Due after one year through five years	38,537
$70,337

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

	June 2,	March 3,
	2024	2024

Inventories:
Raw materials	$6,844	$5,047
Work-in-process	454	397
Finished goods	1,014	960
	$8,312	$6,404

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

Future minimum lease payments under non-cancellable operating leases as of June 2, 2024 are as follows:

Fiscal Year:
2025	$22
2026	-
2027	-
2028	-
2029	3
Thereafter	159
Total undiscounted operating lease payments	184
Less imputed interest	(60)
Present value of operating lease payments	$124

The above payment schedule includes renewal options that the Company is reasonably likely to exercise. Leases with an initial term of 12 months or less are not recorded on the Company’s condensed consolidated balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the terms of the leases.

For the 13 weeks ended June 2, 2024, the Company’s operating lease expenses were $15. Cash payments of $13, pertaining to operating leases, are reflected in the cash flow statement under cash flows from operating activities.

The following table sets forth the right-of-use assets and operating lease liabilities as of June 2, 2024:

Operating right-of-use assets	$81

Operating lease liabilities	$17
Long-term operating lease liabilities	107
Total operating lease liabilities	$124

The Company’s weighted average remaining lease term for its operating leases is 10.6 years.

6.  STOCK-BASED COMPENSATION

As of June 2, 2024, the Company had a 2018 Stock Option Plan (the “2018 Plan”) and no other stock-based compensation plan. The 2018 Plan was adopted by the Board of Directors of the Company on May 8, 2018 and approved by the shareholders of the Company at the Annual Meeting of Shareholders of the Company on July 24, 2018 and provides for the grant of options to purchase up to 800,000 shares of common stock of the Company. Prior to the 2018 Plan, the Company had the 2002 Stock Option Plan (the “2002 Plan”) which had been approved by the Company’s shareholders and provided for the grant of stock options to directors and key employees of the Company. All options granted under the 2018 Plan and 2002 Plan have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant which, pursuant to the terms of such Plans, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted. Options granted under the Plans become exercisable 25% one year after the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire 10 years after the date of grant. Upon termination of employment or service as a director, all options held by the optionee that have not previously become exercisable shall terminate and all other options held by such optionee may be exercised, to the extent exercisable on the date of such termination, for a limited time after such termination. Any shares of common stock subject to an option under the 2018 Plan, which expires or is terminated unexercised as to such shares, shall again become available for issuance under the 2018 Plan.

On June 13, 2024, the Company’s Board of Directors adopted a proposed Amendment to 2018 stock option plan to increase the number of shares authorized for issuance under such plan by 750,000 shares, subject to shareholder approval at the Annual Meeting of Shareholders of the Company to be held on July 18, 2024.

During the 2024 fiscal year, the Company recorded non-cash charges of $109 related to the modification of previously granted employee stock options resulting from the $1.00 per share special cash dividend paid by the Company in April 2023.

The future compensation expense to be recognized in earnings before income taxes for options outstanding at June 2, 2024 was $578, which is expected to be recognized ratably over a weighted average vesting period of 1.24 years.

The following is a summary of option activity for the 13 weeks ended June 2, 2024:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance, March 3, 2024	708,325	$11.53		$2,420
Granted	-	-
Exercised	-	-
Terminated or expired	(1,375)	12.53
Balance, June 2, 2024	706,950	$11.53	5.74	$2,488
Vested and exercisable, June 2, 2024	521,113	$11.23	4.85	$1,993

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

The following table sets forth the calculation of basic and diluted earnings per share:

	13 Weeks Ended
	June 2, 2024	May 28, 2023

Net earnings	$993	$1,854

Weighted average common shares outstanding for basic EPS	20,253	20,461
Net effect of dilutive options	118	65
Weighted average shares outstanding for diluted EPS	20,371	20,526

Basic earnings per share	$0.05	$0.09
Diluted earnings per share	$0.05	$0.09

Potentially dilutive securities, which were not included in the computation of diluted earnings per share, because either the effect would have been anti-dilutive or the options’ exercise prices were greater than the average market price of the common stock, were 0 and 157,000 for the 13 weeks ended June 2, 2024 and May 28, 2023, respectively.

8.  SHAREHOLDERS’ EQUITY

On May 23, 2022, the Company announced that its Board of Directors authorized the Company’s purchase, on the open market and in privately negotiated transactions, of up to 1,500,000 additional shares of its common stock. This authorization superseded any unused prior Board of Directors’ authorizations to purchase shares of the Company’s Common Stock. The Company purchased 0 and 129,654 shares of its common stock during the 13 weeks ended June 2, 2024 and May 28, 2023, respectively. As a result, the Company is authorized to purchase up to a total of 1,278,901 shares of its common stock, representing approximately 6.3% of the Company’s 20,253,361 total outstanding shares as of the close of business on July 8, 2024. There is no assurance the Company will purchase any shares pursuant to this Board of Directors’ authorization. Shares purchased by the Company, if any, will be retained as treasury stock and will be available for use under the Company’s stock option plan and for other corporate purposes.

9.  INCOME TAXES

For the 13 weeks ended June 2, 2024, the Company recorded an income tax provision of $376, which included a discrete income tax provision of $19. For the 13 weeks ended May 28, 2023, the Company recorded an income tax provision of $688, which included a discrete income tax provision of $37.

The Company’s effective tax rate for the 13 weeks ended June 2, 2024 was 27.5% compared to 27.1% in the comparable prior year period. The effective tax rate for the 13 weeks ended June 2, 2024 was higher than the U.S. statutory rate of 21% primarily due to state and local taxes and discrete income tax provisions for the accrual of interest related to unrecognized tax benefits. The effective rate for the 13 weeks ended May 28, 2023 was higher than the U.S. statutory rate of 21% primarily due to state and local taxes and discrete income tax provisions for the accrual of interest related to unrecognized tax benefits.

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

Financial information regarding the Company’s operations by geographic region is as follows:

	13 Weeks Ended
	June 2, 2024	May 28, 2023
Net Sales:

North America	$11,986	$13,619
Asia	719	130
Europe	1,265	1,802
Total net sales	$13,970	$15,551

11.  STORM DAMAGE CHARGE

The Company recorded a charge of $1,052 for storm damage in the 13 weeks ended June 2, 2024.

On May 19, 2024, the Company’s manufacturing facilities in Newton, Kansas were damaged by a strong storm which transitioned the area. None of the Company’s manufacturing lines or equipment were damaged by the storm. Although the building structures are secure, the roofs on all three buildings in the Company’s Newton, Kansas campus will ultimately need to be replaced. Also, multiple specialty HVAC units were damaged or destroyed. These specialty HVAC units are necessary to control the temperature and humidity in certain manufacturing areas, quality laboratories and R&D laboratories, which is required by certain specifications and certifications the Company is subject to. The Company is currently working with multiple contractors on site and the insurance company in order to fully assess the damage and the remediation options.

Although the Company is still in the process of assessing the situation, the Company’s production lines were returned to full production within two weeks of the storm. The Company is employing certain temporary measures in order to return its production lines to full service, including the use of temporary HVAC equipment, but it will take the Company several months to permanently repair or replace all of the damaged facilities and infrastructure equipment.

The Company does not anticipate the loss of any sales for the 2025 fiscal year, however, $1.8 million of sales could not be delivered before the end of the first quarter ended June 2, 2024 due to storm related delays. The Company expects these delayed shipments will be delivered during the Company’s second quarter ended September 1, 2024.

The Company paid its employees for the days immediately following the storm despite many not being able to work while others worked on the clean-up of the storm damage to the facilities. The Company incurred $78 of payroll and related costs for lost production time and employees working on clean-up.

The charge recorded by the Company includes an asset damage charge, emergency services by outside contractors, rental of temporary HVAC units and the cost of employee downtime or time spent on the clean-up of the storm damage to the facilities. Additional costs will be recorded in future periods as additional work is needed and performed and for on-going rental of temporary HVAC units.

The Company has insurance coverage for wind damage with a deductible of approximately $2.5 million. Under the insurance policy, the Company expects to recover all costs and damages incurred in excess of the deductible. The costs will be in part based on replacement costs, which will be in excess of the charge. Any insurance recovery will be recorded when realization can be determined and is assured.

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

Financial Overview

On May 19, 2024, the Company’s manufacturing facilities in Newton, Kansas were damaged by a strong storm which transitioned the area.  None of the Company’s manufacturing lines or equipment were damaged by the storm.  Although the building structures are secure, it is likely that the roofs on all three buildings in the Company’s Newton, Kansas campus will ultimately need to be replaced.  Also, multiple specialty HVAC units were damaged or destroyed.  These specialty HVAC units are necessary to control the temperature and humidity in certain manufacturing areas, quality laboratories and R&D laboratories, as required by certain specifications and certifications the Company is subject to.  The Company is currently working with multiple contractors on site in order to fully assess the damage and the remediation options.

Although the Company is still in the process of assessing the situation, the Company’s production lines are all fully operational.  The Company is employing certain temporary measures in order to keep its production lines operating at full service, including the use of temporary HVAC equipment, but it will take the Company several months to permanently repair or replace all the damaged facilities and infrastructure equipment.  The Company has recorded a charge of $1.1 million in the 13 weeks ended June 2, 2024 related to the damage and related repair and downtime costs.

The Company's total net sales in the 13 weeks ended June 2, 2024 were $14.0 million compared to $15.6 million in the 13 weeks ended May 28, 2023. The decrease in sales was primarily due to disruptions in production and shipping resulting from the storm damage that occurred late in the first quarter of the 2025 fiscal year. The Company expected to have an additional $1.8 million in sales in the 13 weeks ended June 2, 2024 that did not ship due to the disruption in operations resulting from the storm.

The Company’s gross profit margins, measured as percentages of sales, were 29.3% in the 13 weeks ended June 2, 2024 compared to 31.1% in the 13 weeks ended May 28, 2023. The lower gross profit margin for the 13 weeks ended June 2, 2024 was primarily due to lower sales volume resulting from the storm mentioned above and to, among other things, a higher depreciation expense and higher salaries and higher labor costs related to higher headcount.

The Company’s earnings from operations before income taxes and net earnings decreased 46.1% and 46.4%, respectively, in the 13 weeks ended June 2, 2024 compared to the 13 weeks ended May 28, 2023, primarily as a result of lower sales due to the storm and the charge recorded for the storm damage that occurred in the 13 weeks ended June 2, 2024. The 13 weeks ended June 2, 2024 were also impacted by a higher depreciation expense and higher salaries and higher labor costs related to higher headcount. The 13 weeks ended May 28, 2023 included $65,000 of losses on sales of investments to fund the $1.00 per share special cash dividend paid on April 6, 2023 to shareholders of record on March 9, 2023, additional stock option expense of $109,000 due to the modification of previously granted stock options in connection with the special cash dividend mentioned above and $570,000 of activist shareholder defense costs.

The Company continues to experience inflation in costs of raw materials and supplies, freight costs and other costs and expenses. The impact of inflation on the Company’s profits has been partially mitigated by the Company’s ability to adjust pricing for a large portion of its sales to pass the impact of inflation through to its customers.

Programs in which the Company participates as a supplier are, in some cases, experiencing supply chain issues from other suppliers to the programs that could result in delays in production for certain customers of the Company. The Company’s sales may be impacted by these supply chain challenges its customers are experiencing from other suppliers.

While the wars in Ukraine and the Middle East have had a negative impact on the Company’s results of operations due to delayed shipments, the Company may experience an increase in future sales due to increases in spending worldwide on missile defense systems and other defense programs. The Company does not have any significant customers in Russia or Ukraine but does have customers in Israel. The Company has experienced some increases in raw material costs from overseas suppliers due to the impacts of the wars in Ukraine and the Middle East.

The Company has a long-term contract pursuant to which one of its customers, which represents a substantial portion of the Company’s revenue, places orders. The long-term contract with the customer is requirements-based and does not guarantee quantities. An order forecast and pricing were agreed upon in the contract. However, this order forecast is updated periodically during the term of the contract. Purchase orders generally are received by the Company in excess of three months in advance of delivery by the Company to the customer.

Results of Operations:

The following table sets forth the components of the consolidated statements of operations:

	13 Weeks Ended
(Amounts in thousands, except per share amounts)	June 2, 2024	May 28, 2023	% Change

Net sales	$13,970	$15,551	(10.2)%
Cost of sales	9,871	10,718	(7.9)%
Gross profit	4,099	4,833	(15.2)%
Selling, general and administrative expenses	2,017	2,615	(22.9)%
Earnings from operations	2,082	2,218	(6.1)%
Storm damage charge	(1,052)	-	(100.0)%
Interest and other income	339	324	4.6%
Earnings from operations before income taxes	1,369	2,542	(46.1)%
Income tax provision	376	688	(45.3)%
Net earnings	$993	$1,854	(46.4)%

Earnings per share:
Basic:
Basic earnings per share	$0.05	$0.09	(44.4)%

Diluted:
Diluted earnings per share	$0.05	$0.09	(44.4)%

Net Sales

The Company's total net sales in the 13 weeks ended June 2, 2024 were $14.0 million compared to $15.6 million in the 13 weeks ended May 28, 2023. The decrease in sales was primarily due to disruptions in production and shipping resulting from the storm damage that occurred late in the first quarter of fiscal year 2025. The Company expected to have an additional $1.8 million in sales in the 13 weeks ended June 2, 2024 that did not ship due to the disruption in operations resulting from the storm.

Gross Profit

The Company’s gross profit margins, measured as percentages of sales, were 29.3% in the 13 weeks ended June 2, 2024 compared to 31.1% in the 13 weeks ended May 28, 2023. The lower gross profit margin for the 13 weeks ended June 2, 2024 was primarily due to lower sales volume resulting from the storm damage mentioned above and to higher costs for raw materials, supplies and freight resulting from inflationary trends, higher depreciation expense and higher salaries and labor due to higher headcount.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were lower compared to the prior year’s comparable period, and these expenses, measured as percentages of sales, were 14.4% in the 13 weeks ended June 2, 2024 compared to 16.8% in the 13 weeks ended May 28, 2023. The decrease in selling, general and administrative expenses was primarily due to $570,000 of activist shareholder defense costs included in the 13 weeks ended May 28, 2023.

Selling, general and administrative expenses included stock option expenses of $89,000 for the 13 weeks ended June 2, 2024, compared to stock option expenses of $218,000, including $109,000 due to the modification of previously granted stock options in the 13 weeks ended May 28, 2023.

Earnings from Operations

For the reasons set forth above, the Company’s earnings from operations were $2.1 million for the 13 weeks ended June 2, 2024 compared to $2.2 million for the 13 weeks ended May 28, 2023.

Storm Damage

The Company recorded a charge of $1.1 million for storm damage in the 13 weeks ended June 2, 2024.

On May 19, 2024, the Company’s manufacturing facilities in Newton, Kansas were damaged by a strong storm which transitioned the area.  None of the Company’s manufacturing lines or equipment were damaged by the storm.  Although the building structures are secure, the roofs on all three buildings in the Company’s Newton, Kansas campus will ultimately need to be replaced.  Also, multiple specialty HVAC units were damaged or destroyed.  These specialty HVAC units are necessary to control the temperature and humidity in certain manufacturing areas, quality laboratories and R&D laboratories, as required by certain specifications and certifications the Company is subject to.  The Company is currently working with multiple contractors on site and the insurance company in order to fully assess the damage and the remediation options.

Although the Company is still in the process of assessing the situation, the Company’s production lines were returned to full production within two weeks of the storm. The Company is employing certain temporary measures in order to return its production lines operating at full service, including the use of temporary HVAC equipment, but it will take the Company several months to permanently repair or replace all of the damaged facilities and infrastructure equipment.

The Company does not anticipate the loss of any sales for the 2025 fiscal year, however, $1.8 million of sales could not be delivered before the end of the first quarter ended June 2, 2024 due to storm related delays. The Company expects these delayed shipments will be delivered during the Company’s second quarter ended September 1, 2024.

The Company paid its employees for the days immediately following the storm despite many not being able to work while others worked on the clean-up of the storm damage to the facilities. The Company incurred $78,000 of payroll and related costs for lost production time and employees working on the clean-up.

The $1.1 million charge recorded by the Company includes an asset damage charge, emergency services by outside contractors, rental of temporary HVAC units and the cost of employee downtime or time spent on the clean-up of the storm damage to the facilities. Additional costs will be recorded in future periods as additional work is needed and performed and for on-going rental of temporary HVAC units.

The Company has insurance coverage for wind damage with a deductible of approximately $2.5 million. Under the insurance policy, the Company expects to recover all costs and damages incurred in excess of the deductible. The costs will be in part based on replacement costs, which will be in excess of the charge.

Interest and Other Income

Interest and other income was $339,000 for the 13 weeks ended June 2, 2024, compared to $324,000 for the prior year’s comparable period. Interest income increased 4.6% for the 13 weeks ended June 2, 2024. Interest and other income for the 13 weeks ended May 28, 2023 included $65,000 of losses on sales of investments to fund the $1.00 per share special cash dividend paid on April 6, 2023 to shareholders of record on March 9, 2023. During the 13 weeks ended June 2, 2024, the Company earned interest income principally from its investments, which consisted primarily of short-term instruments and money market funds.

Income Tax Provision

For the 13 weeks ended June 2, 2024, the Company recorded an income tax provision of $376,000, which included a discrete income tax provision of $19,000 for the accrual of interest related to unrecognized tax benefits. For the 13 weeks ended May 28, 2023, the Company recorded an income tax provision of $688,000, which included a discrete income tax provision of $37,000 for the accrual of interest related to unrecognized tax benefits.

The Company’s effective tax rate for the 13 weeks ended June 2, 2024 was 27.5% compared to 27.1% in the prior year’s comparable period. The effective tax rate for the 13 weeks ended June 2, 2024 was higher than the U.S. statutory rate of 21% primarily due to state and local taxes and the accrual of interest related to unrecognized tax benefits. The effective rate for the 13 weeks ended May 28, 2023 was higher than the U.S. statutory rate of 21% primarily due to state and local taxes and the accrual of interest related to unrecognized tax benefits.

Net Earnings

For the reasons set forth above, the Company’s net earnings for the 13 weeks ended June 2, 2024 were $1.0 million compared to net earnings of $1.9 million for the 13 weeks ended May 28, 2023.

Basic and Diluted Earnings Per Share

In the 13 weeks ended June 2, 2024, basic and diluted earnings per share were $0.05, including the storm damage charge of $1.1 million, compared to basic and diluted earnings per share of $0.09 in the 13 weeks ended May 28, 2023, including the pretax charges of $570,000 related to activist shareholder defense costs, the stock option modification pretax charge of $109,000 and the $65,000 of losses on sales of investments to fund the special cash dividend.

Liquidity and Capital Resources:

(Amounts in thousands)	June 2,	March 3,
	2024	2024	Change

Cash and cash equivalents and marketable securities	$74,418	$77,211	$(2,793)
Working capital	89,359	89,187	172

	13 Weeks Ended
(Amounts in thousands)	June 2,	May 28,
	2024	2023	Change

Net cash (used in) provided by operating activities	$(423)	$117	$(540)
Net cash provided by investing activities	469	26,181	(25,712)
Net cash used in financing activities	(2,532)	(24,699)	22,167

Cash and Marketable Securities

Of the $74.4 million of cash and cash equivalents and marketable securities at June 2, 2024, $28.9 million was owned by one of the Company’s wholly-owned foreign subsidiaries.

The change in cash and cash equivalents and marketable securities at June 2, 2024 compared to March 3, 2024 was the result of capital expenditures and dividends paid to shareholders, partially offset by cash provided by operating activities and a number of additional factors. The significant changes in cash provided by operating activities were as follows:

●	Accounts receivable decreased by 8% at June 2, 2024 compared to March 3, 2024 primarily due to the timing of sales;

●	inventories increased by 30% at June 2, 2024 compared to March 3, 2024 primarily due to the timing of raw material purchases;

●	prepaid expenses and other current assets increased by 12% at June 2, 2024 compared to March 3, 2024 primarily due to increases in marketable securities;

●	accounts payable decreased by 37% at June 2, 2024 compared to March 3, 2024 primarily due to the timing of vendor payments; and

●	accrued liabilities decreased by 24% at June 2, 2024 compared to March 3, 2024 primarily due to accrual of expenses related to the activist shareholder defense costs.

In addition, the Company paid $2.5 million in cash dividends in the 13-week period ended June 2, 2024 and $23.0 million in cash dividends in the 13-week period ended May 28, 2023.

Working Capital

The increase in working capital at June 2, 2024 compared to March 3, 2024 was due principally to the increases in inventories and prepaid expenses and other current assets and a decrease in accounts payable and accrued liabilities partially offset by decreases in cash and cash equivalents and accounts receivable and a decrease in income taxes payable.

The Company's current ratio (the ratio of current assets to current liabilities) was 12.3 to 1.0 at June 2, 2024 compared to 10.2 to 1.0 at March 3, 2024.

Cash Flows

During the 13 weeks ended June 2, 2024, the Company had a negative operating cash flow of $423,000. During the same 13-week period, the Company expended $12,000 for the purchase of property, plant and equipment, compared with $167,000 during the 13 weeks ended May 28, 2023. The Company paid $2.5 million in cash dividends in the 13-week period ended June 2, 2024.

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

Critical Accounting Policies and Estimates:

The foregoing Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company’s Condensed Consolidated Financial Statements, which have been prepared in accordance with US GAAP. The preparation of these Condensed Consolidated Financial Statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to sales allowances, allowances for doubtful accounts, inventories, valuation of long-lived assets, income taxes, contingencies and litigation, and employee benefit programs. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company’s critical accounting policies that are important to the Condensed Consolidated Financial Statements and that entail, to a significant extent, the use of estimates and assumptions and the application of management’s judgment, are described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2024. There have been no significant changes to such accounting policies during the 2025 fiscal year first quarter.

Contingencies:

The Company is subject to a small number of immaterial proceedings, lawsuits and other claims related to environmental, employment, product and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes in these matters as well as potential ranges of probable losses. A determination of the amount of accrual required, if any, for these contingencies is made after careful analysis of each individual issue. The required accrual may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters.

Factors That May Affect Future Results.

Certain portions of this Report which do not relate to historical financial information may be deemed to constitute forward-looking statements that are subject to various factors which could cause actual results to differ materially from the Company’s expectations or from results which might be projected, forecasted, estimated or budgeted by the Company in forward-looking statements. Such factors include, but are not limited to, general conditions in the aerospace industry, the Company’s competitive position, the status of the Company’s relationships with its customers, economic conditions in international markets, the cost and availability of raw materials, transportation and utilities, and the various factors set forth under the caption “Factors That May Affect Future Results” in Item 1 and in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2024.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company’s market risk exposure at June 2, 2024 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended March 3, 2024.

Item 4.  Controls and Procedures.

(a)    Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 2, 2024, the end of the quarterly fiscal period covered by this quarterly report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes in the risk factors as previously disclosed in the Company’s Form 10-K Annual Report for the fiscal year ended March 3, 2024 with the exception of the following:

Severe weather events may disrupt our business.

The operation of our business can be disrupted by adverse weather conditions arising from short-term weather patterns, including catastrophic events or natural disasters (such as tornados and other severe storms).

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to shares of the Company’s common stock acquired by the Company during each month included in the Company’s 2025 fiscal year first quarter ended June 2, 2024.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

March 4 - April 2	-	$-	-

April 3 - May 2	-	$-	-

May 3 - June 2	-	$-	-

Total	-	$-	-	1,278,901	(a)

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 2, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 2, 2024 (unaudited) and March 3, 2024; (ii) Consolidated Statements of Operations for the 13 weeks ended June 2, 2024 and May 28, 2023 (unaudited); (iii) Consolidated Statements of Comprehensive Earnings for the 13 weeks ended June 2, 2024 and May 28, 2023 (unaudited); (iv) Consolidated Statements of Shareholders’ Equity at June 2, 2024 (unaudited) and May 28, 2023; and (v) Condensed Consolidated Statements of Cash Flows for the 13 weeks ended June 2, 2024 and May 28, 2023 (unaudited). * +

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 2, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 2, 2024 (unaudited) and March 3, 2024; (ii) Consolidated Statements of Operations for the 13 weeks ended June 2, 2024 and May 28, 2023 (unaudited); (iii) Consolidated Statements of Comprehensive Earnings for the 13 weeks ended June 2, 2024 and May 28, 2023 (unaudited); (iv) Consolidated Statements of Shareholders’ Equity at June 2, 2024 (unaudited) and May 28, 2023; and (v) Condensed Consolidated Statements of Cash Flows for the 13 weeks ended June 2, 2024 and May 28, 2023 (unaudited). * +

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

Park Aerospace Corp.
(Registrant)

/s/ Brian E. Shore
Date: July 17, 2024	Brian E. Shore
Chief Executive Officer
(principal executive officer)

/s/ P. Matthew Farabaugh
Date: July 17, 2024	P. Matthew Farabaugh
Senior Vice President and Chief Financial Officer
(principal financial officer)
(principal accounting officer)