Form 10-Q
period 2024-09-01
PARK AEROSPACE CORP
filed 2024-10-16
CIK 76267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 1, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,961,792 as of October 7, 2024.

PARK AEROSPACE CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	September 1, 2024 (unaudited)	March 3, 2024*
ASSETS
Current assets
Cash and cash equivalents	$8,153	$6,567
Marketable securities (Note 3)	63,831	70,644
Accounts receivable, less allowance for credit losses of $136 and $128, respectively	10,914	12,381
Inventories (Note 4)	7,630	6,404
Prepaid expenses and other current assets	2,499	2,849
Total current assets	93,027	98,845

Property, plant and equipment, net	21,891	23,499
Operating right-of-use assets (Note 5)	334	95
Goodwill and other intangible assets	9,776	9,776
Other assets	87	94
Total assets	$125,115	$132,309

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,700	$3,514
Operating lease liability (Note 5)	40	53
Accrued liabilities	1,348	1,986
Income taxes payable	5,121	4,105
Total current liabilities	10,209	9,658

Long-term operating lease liability (Note 5)	339	82
Non-current income taxes payable (Note 9)	-	5,259
Deferred income taxes (Note 9)	3,087	3,222
Other liabilities	1,222	1,174
Total liabilities	14,857	19,395

Commitments and contingencies (Note 12)

Shareholders' equity (Note 8)
Common stock	2,096	2,096
Additional paid-in capital	170,626	170,445
Accumulated deficit	(47,379)	(45,374)
Accumulated other comprehensive loss	(1,250)	(2,271)
	124,093	124,896
Less treasury stock, at cost	(13,835)	(11,982)
Total shareholders' equity	110,258	112,914
Total liabilities and shareholders' equity	$125,115	$132,309

*	The balance sheet at March 3, 2024 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	13 Weeks Ended (Unaudited)		26 Weeks Ended (Unaudited)
	September 1,	August 27,	September 1,	August 27,
	2024	2023	2024	2023

Net sales	$16,709	$12,481	$30,679	$28,032
Cost of sales	11,952	8,402	21,823	19,120
Gross profit	4,757	4,079	8,856	8,912
Selling, general and administrative expenses	2,140	1,853	4,157	4,468
Earnings from operations	2,617	2,226	4,699	4,444
Storm damage charge (Note 11)	(46)	-	(1,098)	-
Interest and other income	245	139	584	463
Earnings from operations before income taxes	2,816	2,365	4,185	4,907
Income tax provision (Note 9)	750	619	1,126	1,307
Net earnings	$2,066	$1,746	$3,059	$3,600

Earnings per share (Note 7)
Basic:
Basic earnings per share	$0.10	$0.09	$0.15	$0.18
Basic weighted average shares	20,216	20,256	20,234	20,359

Diluted:
Diluted earnings per share	$0.10	$0.09	$0.15	$0.18
Diluted weighted average shares	20,291	20,338	20,331	20,432

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts in thousands)

	13 Weeks Ended (Unaudited)		26 Weeks Ended (Unaudited)
	September 1,	August 27,	September 1,	August 27,
	2024	2023	2024	2023

Net earnings	$2,066	$1,746	$3,059	$3,600
Other comprehensive earnings (loss), net of tax:
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	758	109	1,016	701
Unrealized losses on marketable securities:
Unrealized holding losses arising during the period	-	(107)	(35)	(107)
Less: reclassification adjustment for losses included in net earnings	40	108	40	232
Other comprehensive earnings	798	110	1,021	826
Total comprehensive earnings	$2,864	$1,856	$4,080	$4,426

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	(Loss) Earnings	Shares	Amount

Balance, March 3, 2024	20,965,144	$2,096	$170,445	$(45,374)	$(2,271)	711,783	$(11,982)

Net earnings	-	-	-	993	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	223	-	-
Stock-based compensation	-	-	89	-	-	-	-
Cash dividends ($0.125 per share)	-	-	-	(2,532)	-	-	-
Balance, June 2, 2024	20,965,144	$2,096	$170,534	$(46,913)	$(2,048)	711,783	$(11,982)

Net earnings	-	-	-	2,066	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	798	-	-
Stock options exercised	-	-	(9)	-	-	(2,062)	35
Stock-based compensation	-	-	101	-	-	-	-
Repurchase of treasury shares	-	-	-	-	-	149,633	(1,888)
Cash dividends ($0.125 per share)	-	-	-	(2,532)	-	-	-
Balance, September 1, 2024	20,965,144	$2,096	$170,626	$(47,379)	$(1,250)	859,354	$(13,835)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	(Loss) Earnings	Shares	Amount

Balance, February 26, 2023	20,965,144	$2,096	$169,932	$(42,694)	$(4,244)	493,934	$(9,156)

Net earnings	-	-	-	1,854	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	716	-	-
Stock-based compensation	-	-	218	-	-	-	-
Repurchase of treasury shares	-	-	-	-	-	129,654	(1,669)
Cash dividends ($0.125 per share)	-	-	-	(2,559)	-	-	-
Balance, May 28, 2023	20,965,144	$2,096	$170,150	$(43,399)	$(3,528)	623,588	$(10,825)

Net earnings	-	-	-	1,746	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	110	-	-
Stock-based compensation	-	-	104	-	-	-	-
Repurchase of treasury shares	-	-	-	-	-	91,445	(1,211)
Cash dividends ($0.125 per share)	-	-	-	(2,531)	-	-	-
Balance, August 27, 2023	20,965,144	$2,096	$170,254	$(44,184)	$(3,418)	715,033	$(12,036)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	26 Weeks Ended (Unaudited)
	September 1,	August 27,
	2024	2023
Cash flows from operating activities:
Net earnings	$3,059	$3,600
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Non-cash storm damage charge	887	-
Depreciation and amortization	927	644
Stock-based compensation	190	322
Provision for credit losses	8	8
Deferred income taxes	(135)	(52)
Amortization of bond premium	84	408
Loss on sale of marketable securities	55	184
Changes in operating assets and liabilities	(4,052)	(7,759)
Net cash provided by (used in) operating activities	1,023	(2,645)

Cash flows from investing activities:
Purchase of property, plant and equipment	(206)	(374)
Purchases of marketable securities	(7,772)	(3,329)
Proceeds from sales and maturities of marketable securities	15,467	37,915
Net cash provided by investing activities	7,489	34,212

Cash flows from financing activities:
Dividends paid	(5,064)	(25,561)
Proceeds from exercise of stock options	26	-
Purchase of treasury stock	(1,888)	(2,880)
Net cash used in financing activities	(6,926)	(28,441)

Increase in cash and cash equivalents:	1,586	3,126
Cash and cash equivalents, beginning of period	6,567	4,237
Cash and cash equivalents, end of period	$8,153	$7,363

Supplemental disclosure of non-cash activities:
Addition to operating right-of-use asset from new operating lease liability	$267	$-

Supplemental cash flow information:
Cash paid during the period for income taxes, net of refunds	$5,199	$5,107

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share (unless otherwise stated), per share and option amounts)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Condensed Consolidated Balance Sheet and the Consolidated Statement of Shareholders’ Equity as of September 1, 2024, the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Earnings for the 13 weeks and 26 weeks ended September 1, 2024 and August 27, 2023, and the Condensed Consolidated Statements of Cash Flows for the 26 weeks then ended have been prepared by Park Aerospace Corp. (the “Company”), without audit. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 1, 2024 and the results of operations and cash flows for all periods presented. The Consolidated Statements of Operations are not necessarily indicative of the results to be expected for the full fiscal year or any subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2024. There have been no significant changes to such accounting policies during the 26 weeks ended September 1, 2024.

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

The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying value due to their short-term nature. Certain assets and liabilities of the Company are required to be recorded at fair value on either a recurring or non-recurring basis. On a recurring basis, the Company records its marketable securities at fair value using Level 1 or Level 2 inputs. (See Note 3)

The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and any long-lived assets written down to fair value. To measure fair value of such assets, the Company uses Level 3 inputs consisting of techniques including an income approach and a market approach. The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the discounted cash flow analysis require the exercise of significant judgment, including judgment about appropriate discount rates, terminal values, growth rates and the amount and timing of expected future cash flows. With respect to goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that fair value is less than carrying value. If, based on that assessment, the Company believes it is more likely than not that fair value is less than carrying value, a goodwill impairment test is performed. There have been no changes in events or circumstances which required impairment charges to be recorded during the 13 weeks and 26 weeks ended September 1, 2024.

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

The following is a summary of available-for-sale securities:

	September 1, 2024
	Total	Level 1	Level 2	Level 3
U.S. Treasury and other government securities	$63,831	$63,831	$-	$-
Total marketable securities	$63,831	$63,831	$-	$-

	March 3, 2024
	Total	Level 1	Level 2	Level 3
U.S. Treasury and other government securities	$67,210	$67,210	$-	$-
U.S. corporate debt securities	3,434	3,434	-	-
Total marketable securities	$70,644	$70,644	$-	$-

The following table shows the amortized cost basis of, and gross unrealized gains and losses on, the Company’s available-for-sale securities:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses
September 1, 2024:
U.S. Treasury and other government securities	$65,543	$43	$1,755
U.S. corporate debt securities	-	-	-
Total marketable securities	$65,543	$43	$1,755

March 3, 2024:
U.S. Treasury and other government securities	$70,320	$-	$3,110
U.S. corporate debt securities	3,435	-	1
Total marketable securities	$73,755	$-	$3,111

The estimated fair values of such securities at September 1, 2024 by contractual maturity are shown below:

Due in one year or less	$32,607
Due after one year through five years	31,224
$63,831

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

	September 1,	March 3,
	2024	2024

Inventories:
Raw materials	$5,406	$5,047
Work-in-process	541	397
Finished goods	1,683	960
	$7,630	$6,404

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

Future minimum lease payments under non-cancellable operating leases as of September 1, 2024 are as follows:

Fiscal Year:
2025	$28
2026	57
2027	59
2028	61
2029	65
Thereafter	202
Total undiscounted operating lease payments	472
Less imputed interest	(93)
Present value of operating lease payments	$379

The above payment schedule includes renewal options that the Company is reasonably likely to exercise. Leases with an initial term of 12 months or less are not recorded on the Company’s condensed Consolidated Balance Sheet. The Company recognizes lease expense for these leases on a straight-line basis over the terms of the leases.

For the 13 weeks and 26 weeks ended September 1, 2024, the Company’s operating lease expenses were $15 and $31, respectively. Cash payments of $27, pertaining to operating leases, are reflected in the cash flow statement under cash flows from operating activities.

The following table sets forth the right-of-use assets and operating lease liabilities as of September 1, 2024:

Operating right-of-use assets	$334

Operating lease liabilities	$40
Long-term operating lease liabilities	339
Total operating lease liabilities	$379

The Company’s weighted average remaining lease term for its operating leases is 6.5 years.

6. STOCK-BASED COMPENSATION

As of September 1, 2024, the Company had a 2018 Stock Option Plan (the “2018 Plan”) and no other stock-based compensation plan. The 2018 Plan was adopted by the Board of Directors of the Company on May 8, 2018, approved by the shareholders of the Company at the Annual Meeting of Shareholders of the Company on July 24, 2018, and amended by the shareholders of the Company on July 18, 2024 and provides for the grant of options to purchase up to 1,550,000 shares of common stock of the Company. Prior to the 2018 Plan, the Company had the 2002 Stock Option Plan (the “2002 Plan”) which had been approved by the Company’s shareholders and provided for the grant of stock options to directors and key employees of the Company. All options granted under the 2018 Plan and 2002 Plan have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant which, pursuant to the terms of such Plans, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted. Options granted under the Plans become exercisable 25% one year after the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire 10 years after the date of grant. Upon termination of employment or service as a director, all options held by the optionee that have not previously become exercisable shall terminate and all other options held by such optionee may be exercised, to the extent exercisable on the date of such termination, for a limited time after such termination. Any shares of common stock subject to an option under the 2018 Plan, which expires or is terminated unexercised as to such shares, shall again become available for issuance under the 2018 Plan.

During the 26 weeks ended September 1, 2024, the Company granted options under the 2018 Plan to purchase a total of 135,100 shares of common stock to its directors and certain of its employees. The future compensation expense to be recognized in earnings before income taxes is $434 and will be recorded on a straight-line basis over the requisite service period. The weighted average fair value of the granted options was $3.21 per share using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.23%-4.24%; expected volatility factor of 28.7%-29.1%; expected dividend yield of 3.77%; and estimated option term of 5.8-8.6 years.

The risk-free interest rates were based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the estimated terms of the options at the date of the grant. Volatility factors were based on historical volatility of the Company’s common stock. The expected dividend yields were based on the regular quarterly cash dividend per share most recently declared by the Company and on the exercise price of the options granted during the 13 weeks and 26 weeks ended September 1, 2024. The estimated term of the options was based on evaluations of the historical and expected future employee exercise behavior.

During the 2024 fiscal year, the Company recorded non-cash charges of $109 related to the modification of previously granted employee stock options resulting from the $1.00 per share special cash dividend paid by the Company in April 2023.

The future compensation expense to be recognized in earnings before income taxes for options outstanding at September 1, 2024 was $895, which is expected to be recognized ratably over a weighted average vesting period of 1.53 years.

The following is a summary of option activity for the 26 weeks ended September 1, 2024:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance, March 3, 2024	708,325	$11.53
Granted	135,100	13.26
Exercised	(2,062)	11.97
Terminated or expired	(4,688)	12.71
Balance, September 1, 2024	836,675	$11.80	6.17	$1,498
Vested and exercisable, September 1, 2024	518,988	$11.22	4.60	$1,258

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

The following table sets forth the calculation of basic and diluted earnings per share:

	13 Weeks Ended		26 Weeks Ended
	September 1, 2024	August 27, 2023	September 1, 2024	August 27, 2023

Net earnings	$2,066	$1,746	$3,059	$3,600

Weighted average common shares outstanding for basic EPS	20,216	20,256	20,234	20,359
Net effect of dilutive options	75	82	97	73
Weighted average shares outstanding for diluted EPS	20,291	20,338	20,331	20,432

Basic earnings per share	$0.10	$0.09	$0.15	$0.18
Diluted earnings per share	$0.10	$0.09	$0.15	$0.18

Potentially dilutive securities, which were not included in the computation of diluted earnings per share, because either the effect would have been anti-dilutive or the options’ exercise prices were greater than the average market price of the common stock, were 84,000 and 148,000 for the 13 weeks ended September 1, 2024 and August 27, 2023, respectively, and 42,000 and 152,000 for the 26 weeks ended September 1, 2024 and August 27, 2023, respectively.

8. SHAREHOLDERS’ EQUITY

On May 23, 2022, the Company announced that its Board of Directors authorized the Company’s purchase, on the open market and in privately negotiated transactions, of up to 1,500,000 additional shares of its common stock. This authorization supersedes any unused prior Board of Directors’ authorizations to purchase shares of the Company’s common stock. The Company purchased 149,633 and 221,099 shares of its common stock during the 26 weeks ended September 1, 2024 and August 27, 2023, respectively. As a result, the Company is authorized to purchase up to a total of 1,129,268 shares of its common stock, representing approximately 5.7% of the Company’s 19,961,792 total outstanding shares as of the close of business on October 7, 2024. There is no assurance the Company will purchase any shares pursuant to this Board of Directors’ authorization. Shares purchased by the Company, if any, will be retained as treasury stock and will be available for use under the Company’s stock option plan and for other corporate purposes.

9. INCOME TAXES

For the 13 weeks and 26 weeks ended September 1, 2024, the Company recorded income tax provisions from operations of $750 and $1,126, respectively, which included discrete income tax provisions of $22 and $41, respectively. For the 13 weeks and 26 weeks ended August 27, 2023, the Company recorded income tax provisions from operations of $619 and $1,307, respectively, which included discrete income tax provisions of $16 and $53, respectively.

The Company’s effective tax rates for the 13 weeks and 26 weeks ended September 1, 2024 were income tax provisions of 26.6% and 26.9%, respectively, compared to income tax provisions of 26.2% and 26.6% in the comparable prior periods. The effective tax rates for the 13 weeks and 26 weeks ended September 1, 2024 were higher than the U.S. statutory rate of 21% primarily due to state and local taxes and a discrete income tax provision for the accrual of interest related to unrecognized tax benefits. The effective rates for the 13 weeks and 26 weeks ended August 27, 2023 were higher than the U.S. statutory rate of 21% primarily due to state and local taxes and discrete income tax provisions for the accrual of interest related to unrecognized tax benefits.

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

Financial information regarding the Company’s continuing operations by geographic region is as follows:

	13 Weeks Ended		26 Weeks Ended
	September 1, 2024	August 27, 2023	September 1, 2024	August 27, 2023
Sales:
North America	$15,284	$11,338	$27,270	$24,957
Asia	176	412	895	542
Europe	1,249	731	2,514	2,533
Total sales	$16,709	$12,481	$30,679	$28,032

11. STORM DAMAGE CHARGE

The Company recorded a charge of $46 and $1,098, respectively, for storm damage in the 13 weeks and 26 weeks ended September 1, 2024.

On May 19, 2024, the Company’s manufacturing facilities in Newton, Kansas were damaged by a strong storm which transitioned the area.  None of the Company’s manufacturing lines or equipment were damaged by the storm.  Although the building structures are secure, the roofs on all three buildings in the Company’s Newton, Kansas campus will ultimately need to be replaced.  Also, multiple specialty HVAC units were damaged or destroyed.  These specialty HVAC units are necessary to control the temperature and humidity in certain manufacturing areas, quality laboratories and R&D laboratories, which is required by certain specifications and certifications the Company is subject to.  The Company is currently working with multiple contractors on site to remediate the damage.

Although the Company is still in the process of remediating the damage, the Company’s production lines were returned to full production within two weeks of the storm. The Company is employing certain temporary measures in order to return its production lines to full service, including the use of temporary HVAC equipment, but it will take the Company several months to permanently repair or replace all of the damaged facilities and infrastructure equipment.

The Company does not anticipate the loss of any sales for the 2025 fiscal year.

The Company paid its employees for the days immediately following the storm despite many not being able to work while others worked on the clean-up of the storm damage to the facilities. The Company incurred $78 of payroll and related costs for lost production time and employees working on clean-up.

The charge recorded by the Company includes an asset damage charge, emergency services by outside contractors, rental of temporary HVAC units and the cost of employee downtime or time spent on the clean-up of the storm damage to the facilities. Additional costs will be recorded in future periods as additional work is needed and performed.

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

Financial Overview

On May 19, 2024, the Company’s manufacturing facilities in Newton, Kansas were damaged by a strong storm which transitioned the area.  None of the Company’s manufacturing lines or equipment were damaged by the storm.  Although the building structures are secure, the roofs on two of the three buildings in the Company’s Newton, Kansas campus will need significant repairs and the roof on one building will need to be replaced.  Also, multiple specialty HVAC units were damaged or destroyed.  These specialty HVAC units are necessary to control the temperature and humidity in certain manufacturing areas, quality laboratories and R&D laboratories, as required by certain specifications and certifications the Company is subject to.  The Company is currently working with multiple contractors on site to remediate the damage.

Although the Company is still in the process of remediating the damage, the Company’s production lines are all fully operational.  The Company is employing certain temporary measures in order to keep its production lines operating at full service, including the use of temporary HVAC equipment, but it will take the Company several months to permanently repair or replace all the damaged facilities and infrastructure equipment.  The Company has recorded a charge of $1.1 million in the 26 weeks ended September 1, 2024 related to the damage and related repair and downtime costs.

The Company's net sales in the 13 weeks and 26 weeks ended September 1, 2024 were $16.7 million and $30.7 million, respectively, compared to $12.5 million and $28.0 million, respectively, in the 13 weeks and 26 weeks ended August 27, 2023. Sales for the 13 weeks and 26 weeks ended September 1, 2024 were higher than in the comparable periods of the prior fiscal year due to higher sales to the commercial aerospace and military markets.

The Company’s gross profit in the 13 weeks ended September 1, 2024 was higher than the gross profit in the prior year’s comparable period due to higher sales levels in the 13 weeks ended September 1, 2024 compared to the comparable period in the prior year partially offset by a less favorable product mix, higher depreciation, repairs and maintenance and utilities related to the use of a new production line, and higher costs for raw materials, supplies, freight and labor resulting from inflationary trends. The Company’s gross profit in the 26 weeks ended September 1, 2024 was similar to the gross profit in the prior year’s comparable period despite higher sales levels primarily due to a less favorable sales mix and the higher costs mentioned above.

The Company’s gross profit margins, measured as percentages of sales, were 28.5% and 28.9%, respectively, in the 13 weeks and 26 weeks ended September 1, 2024 compared to 32.7% and 31.8%, respectively, in the 13 weeks and 26 weeks ended August 27, 2023. The lower gross profit margins for the 13 and 26 weeks ended September 1, 2024 compared to the prior year’s comparable periods were primarily due to ramping up capacity ahead of customer program volume increases, a less favorable sales mix due to fabric sales, higher depreciation, repairs and maintenance and utilities related to use of the new production line, and higher costs for raw materials, supplies, freight and labor resulting from inflationary trends, partially offset by higher sales.

The Company’s earnings before income taxes and net earnings increased 19.1% and 18.3%, respectively, in the 13 weeks ended September 1, 2024, compared to the 13 weeks ended August 27, 2023, primarily as a result of higher sales, partially offset by an unfavorable sales mix due to higher fabric sales and the higher costs mentioned above.

The Company’s earnings before income taxes and net earnings decreased 14.7% and 15.0%, respectively, in the 26 weeks ended September 1, 2024, compared to the 26 weeks ended August 27, 2023, primarily as a result of charges incurred related to the storm damage and the higher costs mentioned above, partially offset by higher sales.

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

Results of Operations:

The following table sets forth the components of the consolidated statements of operations:

	13 Weeks Ended			26 Weeks Ended
(Amounts in thousands, except per share amounts)	September 1, 2024	August 27, 2023	% Change	September 1, 2024	August 27, 2023	% Change

Net sales	$16,709	$12,481	33.9%	$30,679	$28,032	9.4%
Cost of sales	11,952	8,402	42.3%	21,823	19,120	14.1%
Gross profit	4,757	4,079	16.6%	8,856	8,912	(0.6)%
Selling, general and administrative expenses	2,140	1,853	15.5%	4,157	4,468	(7.0)%
Earnings from operations	2,617	2,226	17.6%	4,699	4,444	5.7%
Storm damage charge	(46)	-	100.0%	(1,098)	-	100.0%
Interest and other income	245	139	76.3%	584	463	26.1%
Earnings from operations before income taxes	2,816	2,365	19.1%	4,185	4,907	(14.7)%
Income tax provision (Note 9)	750	619	21.2%	1,126	1,307	(13.8)%
Net earnings	$2,066	$1,746	18.3%	$3,059	$3,600	(15.0)%

Earnings per share:
Basic:
Basic earnings per share	$0.10	$0.09	11.1%	$0.15	$0.18	(16.7)%

Diluted:
Diluted earnings per share	$0.10	$0.09	11.1%	$0.15	$0.18	(16.7)%

Net Sales

The Company's net sales in the 13 weeks and 26 weeks ended September 1, 2024, were $16.7 million and $30.7 million, respectively, compared to $12.5 million and $28.0 million, respectively, in the 13 weeks and 26 weeks ended August 27, 2023. Sales for the 13 weeks and 26 weeks ended September 1, 2024 were higher than the comparable periods of the prior year, primarily due to higher sales to the commercial aerospace and military markets.

Gross Profit

The Company’s gross profit in the 13 weeks ended September 1, 2024 was higher than the gross profit in the prior year’s comparable period due to higher sales levels in the 13 weeks ended September 1, 2024, compared to the comparable period in the prior year partially offset by a less favorable product mix, due to higher fabric sales, higher depreciation, repairs and maintenance and utilities related to use of the new production line, and higher costs for raw materials, supplies, freight and labor resulting from inflationary trends. The Company’s gross profit in the 26 weeks ended September 1, 2024 was similar to the gross profit in the prior year’s comparable period despite higher sales levels primarily due to a less favorable sales mix, due to higher fabric sales, and the higher costs mentioned above.

The Company’s gross profit margins, measured as a percentage of sales, were 28.5% and 28.9%, respectively, in the 13 weeks and 26 weeks ended September 1, 2024, compared to 32.7% and 31.8%, respectively, in the 13 weeks and 26 weeks ended August 27, 2023. The lower gross profit margins for the 13 and 26 weeks ended September 1, 2024, compared to the prior year’s comparable periods were primarily due to ramping up capacity ahead of customer program volume increases, to a less favorable sales mix, due to higher fabric sales, higher depreciation, repairs and maintenance and utilities related to the use of the new production line, and higher costs for raw materials, supplies, freight and labor resulting from inflationary trends, partially offset by higher sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $287,000 during the 13 weeks ended September 1, 2024, and increased by 15.5% compared to the prior year’s comparable period, and these expenses, measured as percentages of sales, were 12.8% in the 13 weeks ended September 1, 2024 compared to 14.8% in the 13 weeks ended August 27, 2023. The increase in selling, general and administrative expenses during the 13 weeks ended September 1, 2024 was primarily due to freight out, advertising and tradeshow expense, higher salaries and payroll related expenses and higher profit sharing expense mainly due to higher headcount in connection with ramping up capacity in preparation of increases in customer program volumes.

Selling, general and administrative expenses decreased by $311,000 during the 26 weeks ended September 1, 2024, and decreased by 7.0% compared to the prior year’s comparable period, and these expenses, measured as a percentage of sales, were 13.5% in the 26 weeks ended September 1, 2024 compared to 15.9% in the 26 weeks ended August 27, 2023. The decrease in selling, general and administrative expenses during the 26 weeks ended September 1, 2024 was primarily due to $570,000 of activist shareholder defense costs in the prior year comparable period.

Selling, general and administrative expenses included stock option expenses of $101,000 and $190,000, respectively, for the 13 weeks and 26 weeks ended September 1, 2024, compared to stock option expenses of $104,000 and $322,000, including $109,000 due to the modification of previously granted stock options, respectively, for the 13 weeks and 26 weeks ended August 27, 2023.

Earnings from Operations

For the reasons set forth above, the Company’s earnings from operations were $2.6 million and $4.7 million, respectively, for the 13 weeks and 26 weeks ended September 1, 2024, compared to $2.2 million and $4.4 million, respectively, for the 13 weeks and 26 weeks ended August 27, 2023.

Interest and Other Income

Interest and other income were $245,000 and $584,000, respectively, for the 13 weeks and 26 weeks ended September 1, 2024, compared to $139,000 and $463,000, respectively, for the prior year's comparable periods. Interest income increased 76.3% and 26.1%, respectively, for the 13 weeks and 26 weeks ended September 1, 2024, primarily as a result of higher weighted average interest rates and lower losses on the sales of marketable securities, compared to the prior year's comparable periods. During the 13 weeks and 26 weeks ended September 1, 2024, the Company earned interest income principally from its investments, which consisted primarily of short-term instruments and money market funds.

Income Tax Provision

For the 13 weeks and 26 weeks ended September 1, 2024, the Company recorded income tax provisions of $750,000 and $1.1 million, respectively, which included discrete income tax provisions of $22,000 and $41,000, respectively, for the accrual of interest related to unrecognized tax benefits. For the 13 weeks and 26 weeks ended August 27, 2023, the Company recorded income tax provisions of $619,000 and $1.3 million, respectively, which included discrete income tax provisions of $16,000 and $53,000, respectively, for the accrual of interest related to unrecognized tax benefits.

The Company’s effective tax rates for the 13 weeks and 26 weeks ended September 1, 2024 were 26.6% and 26.9%, respectively, compared to 26.2% and 26.6%, respectively, in the prior year’s comparable periods. The effective tax rates for the 13 weeks and 26 weeks ended September 1, 2024 were higher than the U.S. statutory rate of 21% primarily due to state and local taxes and liabilities and the accrual of interest related to unrecognized tax benefits. The effective rates for the 13 weeks and 26 weeks ended August 27, 2023 were higher than the U.S. statutory rate of 21% primarily due to state and local taxes and the accrual of interest related to unrecognized tax benefits.

Net Earnings

For the reasons set forth above, the Company's net earnings for the 13 weeks and 26 weeks ended September 1, 2024 were $2.1 million and $3.1 million, respectively, compared to net earnings of $1.7 million and $3.6 million, respectively, for the 13 weeks and 26 weeks ended August 27, 2023.

Basic and Diluted Earnings Per Share

In the 13 weeks and 26 weeks ended September 1, 2024, basic and diluted earnings per share were $0.10 and $0.15, respectively, compared to basic and diluted earnings per share of $0.09 and $0.18, respectively, in the 13 weeks and 26 weeks ended August 27, 2023.

Liquidity and Capital Resources - Continuing Operations:

(Amounts in thousands)	September 1,	March 3,
	2024	2024	Change

Cash and cash equivalents and marketable securities	$71,984	$77,211	$(5,227)
Working capital	82,818	89,187	(6,369)

	26 Weeks Ended
(Amounts in thousands)	September 1,	August 27,
	2024	2023	Change

Net cash provided by (used in) operating activities	$1,023	$(2,645)	$3,668
Net cash provided by (used in) investing activities	7,489	34,212	(26,723)
Net cash used in financing activities	(6,926)	(28,441)	21,515

Cash and Marketable Securities

Of the $72.0 million of cash and cash equivalents and marketable securities at September 1, 2024, $30.4 million was owned by one of the Company’s wholly-owned foreign subsidiaries.

The change in cash and cash equivalents and marketable securities at September 1, 2024 compared to March 3, 2024 was the result of capital expenditures, the purchase of treasury shares, dividends paid to shareholders, the Company’s transition tax installment payment, and a number of additional factors. The significant changes in cash provided by (used in) operating activities was as follows:

●	accounts receivable decreased by 12% at September 1, 2024 compared to March 3, 2024 primarily due to timing of sales;

●	inventories increased by 19% at September 1, 2024 compared to March 3, 2024 primarily due to timing of raw materials purchases;

●	prepaid and other current assets decreased by 12% at September 1, 2024 compared to March 3, 2024 primarily due to lower prepaid tax balances;

●	accounts payable increased by 5% at September 1, 2024 compared to March 3, 2024 primarily due to timing of vendor payments;

●	accrued liabilities decreased by 32% at September 1, 2024 compared to March 3, 2024 primarily due to decreases in bonus, profit sharing, and property tax accruals; and

●	income taxes payable decreased by 45% at September 1, 2024 compared to March 3, 2024 due to the payment of a $4.2 million transition tax installment payment in June 2024.

In addition, the Company paid $5.1 million in cash dividends in the 26-week period ended September 1, 2024 compared to $25.6 million in the 26-week period ended August 27, 2023. The amount paid during the 26-week period ended August 27, 2023 included a $20.5 million special dividend.

Working Capital

The decrease in working capital at September 1, 2024 compared to March 3, 2024 was due principally to the decreases in marketable securities, accounts receivable and prepaid and other current assets and increased income taxes payable, partially offset by an increase in inventories and decreases in accrued liabilities.

The Company's current ratio (the ratio of current assets to current liabilities) was 9.1 to 1.0 at September 1, 2024, compared to 10.2 to 1.0 at March 3, 2024.

Cash Flows

During the 26 weeks ended September 1, 2024, the Company's net earnings, adjusted for depreciation and amortization, deferred income taxes, stock-based compensation, amortization of bond premium and changes in operating assets and liabilities, resulted in a $1.0 million operating cash inflow. During the same 26-week period, the Company expended $206,000 for the purchase of property, plant and equipment, compared with $374,000 during the 26 weeks ended August 27, 2023. The Company paid $5.1 million in cash dividends in the 26-week period ended September 1, 2024, compared to $25.6 million in the 26-week period ended August 27, 2023. The Company purchased treasury shares of $1.9 million in the 26-week period ended September 1, 2024 compared to $2.9 million in the 26-week period ended August 27, 2023.

Other Liquidity Factors

The Company believes its financial resources will be sufficient, through the 12 months following the filing of this Form 10-Q Quarterly Report and for the foreseeable future thereafter, to provide for continued investment in working capital and property, plant and equipment and for general corporate purposes. The Company’s financial resources are also available for purchases of the Company's common stock, cash dividend payments, and appropriate acquisitions and other expansions of the Company's business.

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

Critical Accounting Policies and Estimates:

The foregoing Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company’s Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these Condensed Consolidated Financial Statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to sales allowances, allowances for credit losses, inventories, valuation of long-lived assets, income taxes, contingencies and litigation, and employee benefit programs. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company’s critical accounting policies that are important to the Condensed Consolidated Financial Statements and that entail, to a significant extent, the use of estimates and assumptions and the application of management’s judgment are described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2024. There have been no significant changes to such accounting policies during the 2025 fiscal year second quarter.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s market risk exposure at September 1, 2024 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended March 3, 2024.

Item 4. Controls and Procedures.

(a)    Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 1, 2024, the end of the quarterly fiscal period covered by this quarterly report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes in the risk factors as previously disclosed in the Company’s Form 10-K Annual Report for the fiscal year ended March 3, 2024.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to shares of the Company’s common stock acquired by the Company during each month included in the Company’s 2025 fiscal year second quarter ended September 1, 2024.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

June 3 - July 3	0	$-	0

July 4 - August 4	31,968	$12.82	31,968

August 5 - September 1	117,665	$12.56	117,665

Total	149,633	$12.62	149,633	1,129,268	(a)

(a)

Aggregate number of shares available to be purchased by the  Company pursuant to a share purchase authorization announced on May 23, 2022. Pursuant to such  authorization, the Company is authorized to purchase its shares from time to time on the open market or in  privately negotiated transactions.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1	Amended and Restated 2018 Stock Option Plan of the Company.

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 1, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 1, 2024 (unaudited) and March 3, 2024; (ii) Consolidated Statements of Operations for the 13 weeks and 26 weeks ended September 1, 2024 and August 27, 2023 (unaudited); (iii) Consolidated Statements of Comprehensive Earnings for the 13 weeks and 26 weeks ended September 1, 2024 and August 27, 2023 (unaudited); (iv) Consolidated Statements of Shareholders’ Equity at September 1, 2024 (unaudited) and August 27, 2023; and (v) Condensed Consolidated Statements of Cash Flows for the 26 weeks ended September 1, 2024 and August 27, 2023 (unaudited). * +

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

EXHIBIT INDEX

Exhibit No.	Name

10.1	Amended and Restated 2018 Stock Option Plan of the Company.

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 1, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 1, 2024 (unaudited) and March 3, 2024; (ii) Consolidated Statements of Operations for the 13 weeks and 26 weeks ended September 1, 2024 and August 27, 2023 (unaudited); (iii) Consolidated Statements of Comprehensive Earnings for the 13 weeks and 26 weeks ended September 1, 2024 and August 27, 2023 (unaudited); (iv) Consolidated Statements of Shareholders’ Equity at September 1, 2024 (unaudited) and August 27, 2023; and (v) Condensed Consolidated Statements of Cash Flows for the 26 weeks ended September 1, 2024 and August 27, 2023 (unaudited). * +

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

Park Aerospace Corp.
(Registrant)

Date: October 16, 2024	/s/ Brian E. Shore
Brian E. Shore
Chief Executive Officer
(principal executive officer)

/s/ P. Matthew Farabaugh
Date: October 16, 2024	P. Matthew Farabaugh
Senior Vice President and Chief Financial Officer
(principal financial officer)
(principal accounting officer)