Form 10-K
period 2025-03-02
PARK AEROSPACE CORP
filed 2025-05-30
CIK 76267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 2, 2025

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

Title of Class	Aggregate Market Value	As of Close of Business On
Common Stock, par value $.10 per share	$245,526,445	August 30, 2024

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding	As of Close of Business On
Common Stock, par value $.10 per share	19,850,713	May 19, 2025

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Shareholders to be held July 22, 2025 incorporated by reference into Part III of this Report.

PART I

ITEM 1.	BUSINESS.

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

On March 27, 2025, Park and ArianeGroup entered into an agreement under which Park would advance funds to ArianeGroup against future purchases of C2B® product in the total amount in Euros of €4,587,000 payable in three installments in 2025, 2026, and 2027. These advanced funds are to be used to help fund the purchase and installation, by ArianeGroup, of additional manufacturing equipment for ArianeGroup’s production of C2B® product.

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

During the Company’s 2025, 2024, and 2023 fiscal years, 39.8%, 37.7%, and 41.2%, respectively, of the Company’s total worldwide net sales were to affiliate and non-affiliate subtier suppliers of GE Aerospace, a leading manufacturer of aerospace engines. During the 2025, 2024, and 2023 fiscal years, sales to no other customer of the Company equaled or exceeded 10% of the Company’s total worldwide sales. The loss of a major customer or of a group of customers could have a material adverse effect on the Company’s business or its consolidated results of operations or financial position.

Manufacturing

The Company’s manufacturing facilities for aerospace composite materials, film adhesives, and composite structures and assemblies are located in Newton, Kansas. The Company recently completed an expansion of its facilities, which doubled the size of such facilities and added manufacturing capacity. The expansion includes enhanced and upgraded hot-melt film and tape lines and mixing and delivery systems, an expanded production lab, a new R&D lab, additional freezer and storage space and additional infrastructure to support the expanded operation. The new facility was originally conceived of as a redundant manufacturing facility for Park’s major aerospace customer and the large aerospace OEMs it supports, but now supports additional manufacturing capacity more broadly. See “Operations” elsewhere in this Report.

The process for manufacturing composite materials, film adhesives, and composite structures and assemblies is capital intensive and requires sophisticated equipment, significant technical know-how and very tight process controls. The key steps used in the manufacturing process include resin mixing, resin film casting and reinforcement impregnation via hot-melt process or a solution process.

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

The Company’s laboratories have been approved by several aerospace OEMs, and the Company has achieved certification pursuant to the National Aerospace and Defense Contractors Accreditation Program (“NADCAP”) for both non-metallic materials manufacturing and testing and composites fabrication. The Company believes its Newton, Kansas facility is one of the few facilities in the world with NADCAP accreditation for manufacturing both composite materials and composite structures. The Company has also received AS9100C certification for its quality management system for the manufacture of advanced composite materials and design and manufacturing of structures for aircraft and aerospace industries.

Materials and Sources of Supply

The Company designs and manufactures its aerospace composite materials and film adhesives to its own specifications and to the specifications of its customers. Product development efforts are focused on developing prepreg materials that meet the specifications of the customers. The materials used in the manufacture of these engineered materials include graphite and carbon fibers and fabrics, carbonized rayon, aramids, such as Kevlar® (“Kevlar” is a registered trademark of E.I. du Pont de Nemours & Co.) and Twaron® (“Twaron” is a registered trademark of Teijin Twaron B.V. LLC), quartz, fiberglass, polyester, specialty chemicals, resins, films, plastics, adhesives and certain other synthetic materials. The Company purchases these materials from several suppliers. Substitutes for many of these materials are not readily available. The qualification and certification of aerospace composite materials for certain FAA certified aircraft typically include specific requirements for raw material supply and may restrict the Company’s flexibility in qualifying alternative sources of supply for certain key raw materials. The Company continues to work to determine acceptable alternatives for several raw materials.

Competition

The Company has many competitors in the aerospace composite materials, structures and assemblies markets, ranging in size from large international corporations to small regional producers. Several of the Company’s largest competitors are vertically integrated, producing raw materials, such as carbon fiber and woven fabric, as well as composite structures and assemblies. Some of the Company’s competitors may also serve as a supplier to the Company. The Company competes for business primarily on the basis of responsiveness, product performance and consistency, product qualification, FAA approved material design allowables and innovative new product development.

Backlog

The Company considers an item as backlog when it receives a purchase order specifying the number of units to be purchased, the purchase price, specifications and other customary terms and conditions. At May 16, 2025, the unfilled portion of all purchase orders received by the Company, and believed by it to be firm, was $25,809,185, compared to $31,085,988 at May 31, 2024. A major portion of the Company’s backlog consists of composite materials.

Various factors contribute to the size of the Company’s backlog. Accordingly, the foregoing information may not be indicative of the Company’s results of operations for any period subsequent to the fiscal year ended March 2, 2025.

Patents and Trademarks

The Company holds several patents and trademarks or licenses thereto. In the Company’s opinion, some of these patents and trademarks are important to its products. Generally, however, the Company does not believe that an inability to obtain new; or to defend existing, patents and trademarks would have a material adverse effect on the Company.

The Company’s Workforce

At March 2, 2025, the Company had 132 employees. The Company’s success and future depends on the skills, experience, industry knowledge, passion and dedication of its workforce. The Company places significant focus and attention on attracting, developing and retaining its employees, as well as ensuring its workforce reflects Park’s principles of integrity, dedication and passion. These principles ensure that every Park employee is held to his or her word, and that every Park employee continuously strives to excel. These two principles guide Park’s actions, and the Company believes, foster a healthy work environment where all Park employees are treated with dignity and respect, irrespective of their backgrounds. The Company also believes that its principles are critical to fostering and maintaining what it calls Park’s “niche” culture of doing what others are unwilling or unable to do.

Employee health and safety is a top priority. Park’s safety performance has been an important focus of the Company. Safety performance is maintained by the Company ensuring appropriate safety equipment is installed and operational at all times and undertaking thorough reviews of any safety incidents that do occur.

The Company takes a comprehensive approach to developing its workforce, including by striving to use a fair recruiting process to select talented individuals. Park also believes that fair compensation, opportunities for career development, employee engagement, and a singular focus on the principles of integrity, dedication and passion, have cultivated a workforce that is diverse at all levels. Park believes that principle-based approach to hiring and retention makes the Company a desirable workplace for employees of all backgrounds while improving business performance by maintaining the Company’s “niche” culture.

Environmental Matters

Aviation is one of the fastest growing sources of greenhouse gas emissions. Air travel is also considered to be one of the most carbon intensive activities an individual can make. Aircraft fuel efficiency is an important factor in addressing the reduction of greenhouse gas. Park’s composite material products and the aircraft parts that are crafted using such products, enable aircraft to operate on substantially less fuel than would be the case using comparable aluminum-crafted aircraft parts. This reduced fuel consumption creates economic savings for end-users of applicable aircraft, while also substantially reducing the carbon based emissions of such aircraft.

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

Under the Superfund Act and similar state laws, all parties who may have contributed any waste to a hazardous waste disposal site or contaminated area identified by the EPA or comparable state agency may be jointly and severally liable for the cost of cleanup. Generally, these sites are locations at which numerous persons disposed of hazardous waste. In the case of the Company’s subsidiaries, generally any waste has been removed from their manufacturing facilities and disposed of by companies which contracted with the subsidiaries to provide waste disposal services. Neither the Company nor any of its subsidiaries has been accused of or charged with any wrongdoing or illegal acts in connection with any such sites. The Company believes it maintains an effective and comprehensive environmental compliance program. Management believes the ultimate disposition of known environmental matters will not have a material adverse effect on the liquidity, capital resources, business, consolidated results of operations or financial position of the Company.

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

Geopolitical events could interrupt the Company’s supply chain or otherwise increase costs.

The Company’s suppliers of raw material, supplies and equipment could be impacted by geopolitical events, such as the wars in Ukraine and the Middle East, thus interrupting the Company’s supply chain. Additionally, the Company’s customers may experience interruptions from other suppliers that could cause a customer to delay or cancel orders. Other geopolitical risks include political and economic instability and disruptions, restrictions on the transfer of funds, trade conflicts and the imposition of duties, tariffs, and similar government charges, as well as import and export controls. Such risks could reduce demand for the Company’s products and increase the Company’s cost of operations, which could have a material adverse effect on the Company’s business and results of operations.

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

Changes in the cost of raw materials, supplies, labor, utilities or services could materially increase the Company's cost of operations. The Company is experiencing inflation in raw material and other costs. The impact of inflation on the Company’s profits has been partially mitigated by the Company’s ability to adjust pricing for a large portion of its sales to pass the impact of inflation through to its customers. Significant increases in the cost of materials, supplies, labor, utilities or services purchased by the Company could also materially increase the Company’s cost of operations and could have a material adverse effect on the Company’s business and results of operations if the Company were unable to pass such increases through to its customers.

The Company is vulnerable to disruptions and shortages in the supply of, and increases in the prices of, certain raw materials.

There are a limited number of qualified suppliers of the principal materials used by the Company in its manufacture of aerospace composite materials and composite structures and assemblies. The Company has qualified alternate sources of supply for many, but not all, of its raw materials, but certain raw materials are produced by only one supplier. In some cases, substitutes for certain raw materials are not always readily available, and in the past, there have been shortages in the market for certain of these materials. Raw material substitutions for certain aircraft-related products may require governmental (such as FAA) approval. While the Company considers its relationships with its suppliers to be strong, a shortage of these materials or a disruption of the supply of these materials caused by a natural disaster or otherwise could materially increase the Company’s cost of operations and could materially adversely affect the business and results of operations of the Company. Likewise, significant increases in the cost of materials purchased by the Company could also materially increase the Company’s cost of operations and could have a material adverse effect on the Company’s business and results of operations if the Company were unable to pass such increases through to its customers. If one or more of the Company’s suppliers is required to temporarily close manufacturing facilities, the Company’s ability to procure raw materials for its manufacturing processes may become limited and this could ultimately limit the Company’s ability to manufacture its products.

The Company's customer base is highly concentrated, and the loss of one or more customers could adversely affect the Company's business.

A loss of one or more key customers could adversely affect the Company's profitability. The Company's customer base is concentrated, in part, because the Company's business strategy has been to develop long-term relationships with a select group of customers. During the Company's fiscal years ended March 2, 2025, March 3, 2024, and February 26, 2023, the Company's ten largest customers accounted for approximately 66%, 64%, and 69%, respectively, of net sales. The Company expects sales to a relatively small number of customers will continue to account for a significant portion of its net sales for the foreseeable future. See “Customers and End Markets” in Item 1 of Part I of this Report.

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

Catastrophic events may disrupt the Company’s business.

The Company’s operations could be impacted by catastrophic events outside our control, including severe weather conditions such as tornadoes, hurricanes, floods, earthquakes, storms, epidemics, pandemics, acts of war and terrorism. Any such event could cause a serious business disruption affecting the Company’s ability to produce and distribute products and could expose it to third-party liability claims. Additionally, such events could impact the Company’s suppliers, customers, and partners, which could cause energy and raw materials to be unavailable to the Company and could cause customers to be unable to purchase or accept our products and services. Any such occurrence could have a negative impact on the Company’s operations and financial results.

Operational risks may adversely impact the Company’s business or results of operations.

The Company’s operating results are dependent on the continued operation of its production facilities and its ability to meet customer contract requirements and other needs. Insufficient capacity threatens the Company’s ability to generate competitive profit margins and may expose it to liabilities related to contractual commitments. Operating results are also dependent on the Company’s ability to complete new construction projects on time, on budget and in accordance with performance requirements. Failure to do so may expose the business to loss of business opportunity and associated revenue which could have a negative impact on the Company’s operations and financial results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C.	CYBERSECURITY

Safeguarding the Company’s information technology (“IT”) systems, intellectual property, and the confidential information and personal data that customers, suppliers, business partners, employees and others share is a critical concern. As such, the Company has processes in place to assess, identify, and manage material cybersecurity threats and incidents. The Company’s cybersecurity strategy includes policies, procedures, and technology that proactively safeguard its operations against cybersecurity threats. The Company utilizes IT that enables its team to access both operational and financial performance data in real time, while, at the same time, identifying and preventing cybersecurity threats and risks. The Company aims to incorporate industry best practices throughout its cybersecurity processes and its cybersecurity framework leverages internationally recognized standards, including the National Institute of Standards and Technology’s (“NIST”) Cybersecurity Framework (Identify, Protect, Detect, Respond and Recover). These processes incorporate preventative, detective and corrective controls to identify relevant cyber risks and include network and endpoint protection technologies that are designed to block and detect security events at the perimeter and within its network as well as evaluation and monitoring of detected security events. The Company continuously monitors activity, frequently scans applications and systems for vulnerabilities to risk from cybersecurity threats. Continuous monitoring of the Company’s networks and systems for threats and vulnerabilities is a key component of the Company’s strategy, supported by the analysis of threat intelligence from external sources. This multi-layered approach enables early detection and facilitates prompt response to potential cybersecurity threats.

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

ITEM 3.	LEGAL PROCEEDINGS.

No material pending legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

EXECUTIVE OFFICERS OF THE REGISTRANT.

Name	Title	Age
Brian E. Shore	Chief Executive Officer and Chairman of the Board of Directors	73

Mark A. Esquivel	President and Chief Operating Officer	52

Constantine Petropoulos	Senior Vice President – Administration and General Counsel	47

Cory Nickel	Senior Vice President and General Manager	53

Christopher Goldner	Vice President – Finance	56

John Jamieson	Senior Vice President of Project Management	64

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

Mr. Petropoulos rejoined Park Aerospace Corp. on February 10, 2025 as Senior Vice President – Administration and General Counsel. Prior to rejoining Park Aerospace Corp., Mr. Petropoulos served as Partner at Hughes, Hubbard & Reed, a prominent New York law firm, from May 2021 to July 2024. Prior to that, Mr. Petropoulos served as Senior Vice President and General Counsel of the Company from September 2014 to May 2021. Prior to his originally joining the Company in September 2014, Mr. Petropoulos had been Managing Attorney at Scientific Games Corporation in New York City since November 2011. From September 2007 to October 2011, he was Senior Corporate Counsel, Finance & Strategic Development at Coca-Cola HBC SA in Athens, Greece, and from October 2002 to September 2007, he was an attorney at Latham & Watkins LLP in New York City.

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

Mr. Goldner joined Park Aerospace Corp. on March 4, 2024 and was elected Vice President – Finance on April 25, 2024. Prior to joining Park Aerospace Corp., Mr. Goldner served as Controller and Interim Chief Financial Officer at Spruce Power Holding Corporation (previous XL Fleet Corp.) from 2021 through 2023. Prior to that, Mr. Goldner served in a variety of roles for Hasbro, Inc. from 2000 through 2021, most recently as Vice President, Fiscal Responsibility from 2019 through 2021 and Vice President, Assistant Corporate Controller from 2011 through 2019.

Mr. Jamieson rejoined Park Aerospace Corp. and was elected as Senior Vice President of Project Management on July 30, 2024. Prior to that, he was Chief Operating Officer of Active Dynamics Group from 2018 to 2022. Prior to that, he served as Vice President of Supply Chain of Park Aerospace Corp. from 2014 to 2018. Prior to that, Mr. Jamieson served as General Manager of Active Metals Company from 2012 to 2013 and Vice President of Global Manufacturing and Engineering of Sanmina Corporation from 2003 to 2012.

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

For the Fiscal Year Ended	Stock Price		Dividends
March 2, 2025	High	Low	Declared

First Quarter	$16.96	$13.59	$0.125
Second Quarter	14.89	11.96	0.125
Third Quarter	15.57	12.70	0.125
Fourth Quarter	15.46	13.25	0.125

For the Fiscal Year Ended	Stock Price		Dividends
March 3, 2024	High	Low	Declared

First Quarter	$16.92	$11.91	$0.125
Second Quarter	15.09	12.89	0.125
Third Quarter	16.23	13.14	0.125
Fourth Quarter	15.89	13.69	0.125

As of May 19, 2025, there were 410 holders of record of the Company’s Common Stock.

The Company expects, for the foreseeable future, to continue to pay regular cash dividends.

The following table provides information with respect to shares of the Company’s Common Stock acquired by the Company during each month included in the Company’s 2025 fiscal year fourth quarter ended March 2, 2025:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

December 2 - January 1	0	$-	0

January 2 - February 1	0	$-	0

February 2 - March 2	0	$-	0

Total	0	$-	0	948,721	(a)

(a)

Aggregate number of shares available to be purchased by the Company pursuant to a share purchase authorization announced on May 23, 2022. Pursuant to such authorization, the Company is authorized to purchase its shares from time to time on the open market or in privately negotiated transactions.

On May 18, 2022, the Company’s Board of Directors authorized the Company’s purchase, on the open market and in privately negotiated transactions, of up to 1,500,000 shares of its Common Stock. This represented approximately 7% of the Company’s 20,458,210 total outstanding shares as of the close of business on May 18, 2022. This authorization supersedes any unused prior Board of Directors’ authorizations to purchase shares of the Company’s Common Stock.  As of March 2, 2025, the Company had purchased 551,279 shares of the Company’s Common stock pursuant to the above authorization.

As previously announced by the Company, shares purchased by the Company will be retained as treasury stock and will be available for use under the Company’s stock option plan and for other corporate purposes.

Stock Performance Graph

The graph set forth below compares the annual cumulative total return for the Company’s five fiscal years ended March 2, 2025 among the Company, the New York Stock Exchange Market Index (the “NYSE Index”), and the Nasdaq US Small Cap Aerospace and Defense Index (the “Nasdaq Index”). The returns of each company in the Nasdaq Index have been weighted according to the Company’s stock market capitalization. The graph has been prepared based on an assumed investment of $100 on March 1, 2020 and the reinvestment of dividends (where applicable).

	2020	2021	2022	2023	2024	2025
Park Aerospace Corp.	$100.00	$103.28	$104.26	$126.65	$131.20	$125.74
NYSE Index	$100.00	$124.12	$138.73	$133.80	$157.32	$181.53
NASDAQ US Small Cap Aerospace and Defense Index	$100.00	$123.88	$118.97	$120.02	$133.32	$191.88

ITEM 6.	[RESERVED].

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company’s fiscal year is the 52- or 53-week period ending the Sunday nearest to the last day of February. The 2025, 2024, and 2023 fiscal years ended on March 2, 2025, March 3, 2024, and February 26, 2023, respectively. The 2025 and 2023 fiscal years each consisted of 52 weeks and the 2024 fiscal year consisted of 53 weeks. Unless otherwise indicated in this Discussion and Analysis, all references to years and quarters in this Discussion and Analysis are to the Company’s fiscal years and fiscal quarters, and all annual and quarterly information in this Discussion and Analysis is for such fiscal years and quarters, respectively.

2025 Financial Overview

On May 19, 2024, the Company’s manufacturing facilities in Newton, Kansas were damaged by a strong storm which transitioned the area.  None of the Company’s manufacturing lines or equipment were damaged by the storm.  The roofs on the facilities were damaged along with specialty HVAC units used to control the temperature and humidity in certain manufacturing, laboratory and research and development areas. Repairs are substantially completed. The storm had limited impact on the Company’s production lines. Remaining repairs are scheduled to be completed in the first quarter of 2026. The Company recorded a charge of $1.1 million in 2025 related to the damage and related repair and downtime costs.

The Company's total net sales worldwide in 2025 were 11% higher than in 2024. The increase in sales was primarily driven by an increase in sales in the military and commercial aircraft markets and, to a lesser extent, higher sales in the business aircraft market, while sales to each of the other markets the Company serves were relatively even with the prior year sales levels.

The Company’s gross profit margin, measured as a percentage of sales, decreased to 28.4% in 2025 from 29.5% in 2024. A less favorable sales mix and higher labor and overhead costs due to ramping up of manufacturing capacity in anticipation of customer program volume increases as well as higher depreciation more than offset the increase in sales.

The Company’s earnings from operations in 2025, as a percentage of sales, were 15.1% compared to 15.0% in 2024, primarily as a result of lower selling, general and administrative expenses which offset the lower gross profit margin noted above. The lower selling, general and administrative expenses, as a percentage of sales, were due to higher legal fees in 2024 as a result of shareholder activism defense costs, costs incurred in 2024 to settle an insurance claim as a result of the bankruptcy of the insurer, lower incentive compensation expense and an additional week of expenses included in 2024. The Company’s net earnings from operations in 2025 were 7% higher than in 2024, primarily due to an 11% increase in sales, and higher interest income in 2025 offset by the $1.1 million storm damage charge, higher costs of sales referenced above, higher selling, general and administrative costs and higher tax expense in 2025 due to a provision recorded for undistributed foreign earnings. The increase in the 2025 tax rate compared to the 2024 tax rate primarily resulted from a deferred tax provision recorded in the fourth quarter of fiscal 2025 on unrepatriated foreign earnings offset by a higher benefit from the reduction in uncertain tax positions in 2025 as compared to 2024.

The Company continues to experience inflation in costs of raw materials and supplies, freight costs and other costs and expenses. The impact of inflation on the Company’s profits has been partially mitigated by the Company’s ability to adjust pricing for a large portion of its sales to pass the impact of inflation through to its customers. The Company may also experience increasing costs resulting from the imposition of duties, tariffs, and similar governmental charges by the United States and certain foreign jurisdictions on the products of its customers and suppliers.

Programs in which the Company participates as a supplier are, in some cases, experiencing supply chain issues from other suppliers to the programs that could result in delays in production for certain customers of the Company. These issues may be exacerbated by trade conflicts that restrict the transfer of funds or impose import and export controls on the Company’s products or supply chain inputs. The Company’s sales could also be impacted by these supply chain challenges to the extent that its customers are experiencing them from their other suppliers.

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

The Company has a number of long-term contracts pursuant to which certain of its customers, some of which represent a substantial portion of the Company’s revenue, place orders. Long-term contracts with the Company’s customers are primarily requirements based and do not guarantee quantities. An order forecast is generally agreed concurrently with pricing for any applicable long-term contract. This order forecast is then typically updated periodically during the term of the underlying contract. Purchase orders are generally received more than three months in advance of delivery.

Results of Operations:

2025 Compared to 2024

	Year Ended

	March 2,	March 3,
(Amounts in thousands, except per share amounts)	2025	2024	Increase / (Decrease)

Net sales	$62,026	$56,004	$6,022	11%
Cost of sales	44,384	39,470	4,914	12%
Gross profit	17,642	16,534	1,108	7%
Selling, general and administrative expenses	8,246	8,154	92	1%
Earnings from operations	9,396	8,380	1,016	12%
Storm damage charge	(1,098)	-	(1,098)	100%
Interest and other income	1,209	1,053	156	15%
Earnings before income taxes	9,507	9,433	74	1%
Income tax provision	3,625	1,960	1,665	85%
Net earnings	$5,882	$7,473	$(1,591)	-21%

Earnings per share:
Basic earnings per share	$0.29	$0.37	$(0.08)	-22%

Diluted earnings per share	$0.29	$0.37	$(0.08)	-22%

Net Sales

The Company’s total net sales worldwide in 2025 were 11% higher than in 2024. Higher sales in 2024 were primarily driven by increased sales in the military, commercial aerospace and business aircraft markets.

Gross Profit

The Company’s gross profit margin, measured as a percentage of sales, decreased to 28.4% in 2025 from 29.5% in 2024. The decrease in gross margin was primarily due to a less favorable product mix and higher labor and overhead costs due to ramping up manufacturing capacity in anticipation of customer program volume increases, as well as higher depreciation expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $0.1 million, or 1%, during 2025 compared to 2024. Such expenses, measured as percentages of sales, were 13.3% and 14.6% during 2025 and 2024, respectively.

The increase in selling, general and administrative expenses in 2025 was primarily due to higher salaries and fringe benefits as well as higher travel expenses, professional fees, and research and development expenses. These increases were offset by lower legal expenses in 2025 as well as lower incentive compensation and stock option expense and costs incurred in 2024 for shareholder activist defense costs and to settle an insurance claim as the result of the bankruptcy of an insurer and the additional week in 2024 compared to 2025, which resulted in higher fixed expenses in 2024.

Earnings from Operations

For the reasons set forth above, the Company’s earnings from operations were $9.4 million for 2025 compared to earnings from continuing operations of $8.4 million for 2024.

Storm Damage Charge

On May 19, 2024, the Company’s manufacturing facilities in Newton, Kansas were damaged by a strong storm which moved through the area.  None of the Company’s manufacturing lines or equipment were damaged by the storm.  Although the building structures are secure, the roofs on two of the three buildings in the Company’s Newton, Kansas campus needed significant repairs and the roof on one building needed to be replaced.  Also, multiple specialty HVAC units were damaged or destroyed.  These specialty HVAC units are necessary to control the temperature and humidity in certain manufacturing areas, quality laboratories and R&D laboratories, as required by certain specifications and certifications the Company is subject to.  The Company has remediated much of the damage and is scheduled to complete the repairs in the first quarter of 2026. The Company recorded a charge of $1.1 million in 2025 related to the damage and related repair and downtime costs.

Interest and Other Income/Expense

Interest and other income were $1.2 million in 2025 compared to $1.1 million in 2024. Higher weighted average interest rates in 2025 were offset by lower levels of marketable securities in 2025 due partially to share repurchases of $4.2 million in 2025 as well as a transition tax installment payment of $4.2 million made in the second quarter of 2025 related to the one-time transition tax on deemed repatriated earnings of non US subsidiaries recorded in fiscal 2018. During 2025 and 2024, the Company earned interest income principally from its investments, which were primarily in short-term instruments and money market funds.

Income Tax Provision

The Company’s effective income tax rate was 38.1% for 2025 compared to an effective rate of 20.8% for 2024. The increased rate was due primarily to a deferred tax provision of $2.1 million recorded in the fourth quarter of fiscal 2025 on unrepatriated foreign earnings that the Company had previously considered to be indefinitely reinvested. Although the Company is currently involved in discussions with Asian industrial conglomerates regarding potential Asian-based manufacturing joint ventures, the Company would consider contributing certain of its intellectual property to such joint ventures but would consider contributing only minimal capital to such joint ventures. Other than such potential joint ventures, the Company is not currently involved in any activities which would likely lead to the Company’s investment of such funds overseas. As a result, the Company determined that it is unlikely that opportunities to invest these funds overseas will be realized in the foreseeable future and, therefore, the Company has provided for the potential repatriation of such funds currently held by its Singapore subsidiary. This increase in rate was offset by the U.S. federal rate and state income tax reductions in uncertain tax positions. The benefits from the reductions in 2025 and 2024 were $1.1 million and $0.6 million, respectively, related to the expirations of statutes of limitations on tax positions taken in prior years regarding the taxability of funds repatriated from the Company’s subsidiary in Singapore and to the expiration of statutes of limitations related to state throw-back rates.

Net Earnings from Operations

The Company’s net earnings from continuing operations for 2025 were $5.9 million compared to $7.5 million in 2024. As noted above, net earnings in 2025 included a $1.1 million charge related to storm damage incurred in May 2024 as well as a tax charge of $2.1 million for deferred taxes on undistributed foreign earnings. These charges were offset by a tax benefit from reduction in uncertain tax positions while net earnings in 2024 included shareholder activist defense costs, a charge related to the modification of previously issued stock options, legal costs stemming from the settlement of an insurance claim due to the bankruptcy of an insurance carrier and recruiting fees, partially offset by the tax benefit from the reduction in uncertain tax positions.

Basic and Diluted Earnings Per Share

Basic and diluted earnings per share for 2025 were $0.29 compared to basic and diluted earnings per share for 2024 of $0.37. The lower earnings per share in 2025 reflects the impact of the storm damage charge as well as the tax charge related to undistributed foreign earnings. These decreases were partially offset by higher sales in 2025 and a higher tax benefit from the reduction in uncertain tax positions in 2025 compared to 2024.

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

Liquidity and Capital Resources:

(Amounts in thousands)	March 2,	March 3,	Increase /
	2025	2024	(Decrease)

Cash and marketable securities	$68,834	$77,211	$(8,377)
Working capital	81,033	89,187	(8,154)

From continuing operations	Fiscal Year Ended
(Amounts in thousands)	March 2,	March 3,	February 26,	Increase / (Decrease)
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023

Net cash provided by operating activities	$4,717	$4,408	$6,491	$309	$(2,083)
Net cash (used in) provided by investing activities	23,987	31,388	(7,018)	(7,401)	38,406
Net cash used in financing activities	(13,650)	(33,466)	(8,047)	19,816	(25,419)

Cash and Marketable Securities

The Company believes it has sufficient liquidity to fund its operating activities for the 12 months from the date of the filing of this Form 10-K Annual Report and for the foreseeable future thereafter.

The change in cash and marketable securities at March 2, 2025 compared to March 3, 2024 was primarily the result of stock repurchases of $4.3 million in the second and third quarters of 2025, as well as a transition tax payment of $4.2 million made in the second quarter of 2025. The significant changes in cash provided by operating activities were as follows:

●	accounts receivable increased by 4% at March 2, 2025 compared to March 3, 2024 due primarily to the increase in total net sales in the fourth quarter of 2025 compared to the fourth quarter of 2024;

●	inventory increased 12% at March 2, 2025 compared to March 3, 2024 due primarily to higher finished goods inventory at March 2, 2025 to support first quarter 2026 shipments;

●	prepaid expenses decreased 53% at March 2, 2025 compared to March 3, 2024 due to lower prepaid taxes as a result of utilization of prior year overpayments;

●	accounts payable decreased 30% at March 2, 2025 compared to March 3, 2024 due primarily to the timing of raw material purchases in the fourth quarter of 2025 compared to 2024;

●	accrued liabilities decreased 34% at March 2, 2025 compared to March 3, 2024 due primarily to a decrease in property tax accruals and lower incentive payroll accruals; and

●	income taxes payable (including the non-current portion) decreased 42% at March 2, 2025 compared to March 3, 2024 due to lower remaining transition tax installment payments due.

In addition, the Company paid $10.1 million and $30.6 million in cash dividends during 2025 and 2024, respectively.

Working Capital

Working capital at March 2, 2025 decreased $8.2 million compared to March 3, 2024. Decreases in cash and cash equivalents and marketable securities and higher current income taxes payable were partially offset by higher inventories and accounts receivable, as well as lower accounts payable.

The Company's current ratio (the ratio of current assets to current liabilities) was 9.7 to 1 at March 2, 2025 compared to 10.2 to 1 at March 3, 2024.

Cash Flows

During 2025, the Company's net earnings before non-cash storm damage charges, depreciation and amortization, stock-based compensation, provision for deferred income taxes, loss on sales of marketable securities, amortization of bond premium and gain on sale of fixed assets, were $11.3 million compared to $11.1 million in fiscal 2024 and $12.6 million in fiscal 2023. Such earnings were decreased by changes in operating assets and liabilities of $6.6 million, $6.7 million and $6.1 million in fiscal 2025, 2024 and 2023, respectively. This resulted in $4.7 million, $4.4 million and $6.5 million of cash provided by operating activities from continuing operations in fiscal 2025, 2024 and 2023, respectively. During 2025, the Company expended $0.9 million for the purchase of property, plant and equipment compared to $0.6 million during 2024, and $1.0 million in 2023. Proceeds from the sale and maturities of marketable securities, net of purchases of marketable securities, were $24.9 million, $32.0 million and $(6.0) million in 2025, 2024 and 2023, respectively. The Company paid $10.1 million, $30.6 million and $8.2 million in cash dividends in 2025, 2024 and 2023, respectively. The 2024 dividends paid included a special dividend of $20.5 million paid in the first quarter of that year.

Other Liquidity Factors

On December 22, 2017, the U.S. government enacted comprehensive tax reform commonly referred to as the Tax Cuts and Jobs Act (“TCJA” or “Tax Act”) and significantly revised U.S. corporate income tax by, among other things, lowering corporate income tax rates, imposing a one-time transition tax on deemed repatriated earnings of non-U.S. subsidiaries, and implementing a territorial tax system. As a result of the Tax Act, the Company recorded taxes payable to be paid in installments over eight years. The remaining balance of these installment payments, as of March 2, 2025, was approximately $5.3 million to be paid in the second quarter of 2026.

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

Contractual Obligations:

The Company's contractual obligations and other commercial commitments to make future payments under contracts, such as lease agreements, consist only of operating lease commitments, commitments to purchase raw materials and commitments to purchase equipment, as described in Note 9 of the Notes to Consolidated Financial Statements included elsewhere in this report. In March 2025, the Company entered into an agreement with a supplier, ArianeGroup SAS, under which the Company would advance funds against future purchases. The agreement requires payments of €4,587 over three years, of which €1,376 was paid in April 2025 (actual cost of $1,569), €1,834 (approximately $2,055 based on May 9, 2025 exchange rates) is due in the first quarter of fiscal 2027 and €1,376 (approximately $1,541 based on May 9, 2025 exchange rates) is due in the first quarter of fiscal 2028. The Company has no other long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments or contingent commitments, other than two standby letters of credit in the total amount of $0.1 million to secure the Company's obligations under its workers’ compensation insurance program.

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

In 2025, 2024 and 2023, the Company incurred approximately $37,000, $29,000 and $14,000, respectively, for remedial response and voluntary cleanup costs and related legal fees, and the Company received, or expects to receive, reimbursement pursuant to general liability insurance coverage for approximately $37,000, $29,000 and $14,000, respectively, of such amounts. While annual environmental remedial response and voluntary cleanup expenditures, including legal fees, have generally been constant from year to year, with increases over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. At March 2, 2025 and March 3, 2024, there were no amounts recorded in accrued liabilities for environmental matters.

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

General

The Company’s Discussion and Analysis of its Financial Condition and Results of Operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these Consolidated Financial Statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to sales allowances, inventories, valuation of long-lived assets, income taxes, restructurings, and employee benefit programs. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Income Taxes

As part of the processes of preparing its consolidated financial statements, the Company is required to estimate its income taxes payable in each of the jurisdictions in which it operates. This process involves estimating the actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s Consolidated Balance Sheets. Deferred income taxes are provided for temporary differences in the reporting of certain items, such as depreciation and undistributed earnings of foreign subsidiaries, for income tax purposes compared to financial accounting purposes. In evaluating the Company’s ability to recover the deferred tax assets within the jurisdiction from which they arise, all positive and negative evidence is considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies and results of recent acquisitions. If these estimates and assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets, resulting in additional income tax expense in the Company’s Consolidated Statements of Operations, or conversely to further reduce the existing valuation allowance, resulting in less income tax expense. The Company evaluates the realizability of the deferred tax assets and assesses the need for additional valuation allowances quarterly.

Tax benefits are recognized for an uncertain tax position when, in the Company’s judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more likely than not recognition threshold, the tax benefit is measured as the largest amount that is judged to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances and when new information becomes available. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by the Company. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes its liability for unrecognized tax benefits is adequate. Interest and penalties recognized on the liability for unrecognized tax benefits are recorded as income tax expense.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk – The exposure to market risks for changes in interest rates relates to the Company's short-term investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company’s short-term investment portfolio is managed in accordance with guidelines issued by the Company. These guidelines are designed to establish a high quality fixed income portfolio of government and highly rated corporate debt securities with a maximum weighted maturity of less than two years. Based on the average anticipated maturity of the investment portfolio at the end of the 2025 fiscal year, the Company does not believe that a hypothetical 10% fluctuation in short-term interest rates would have had a material impact on the consolidated results of operations or financial position of the Company.

Commodities Risk – The Company is subject to fluctuations in the cost of raw materials used to manufacture its materials and products. In particular, the Company is exposed to market fluctuations in commodity pricing as the Company utilizes certain materials that are key materials in certain of its products. The Company may also experience increasing costs for raw materials resulting from the imposition of duties, tariffs and similar governmental charges by the United States and certain foreign jurisdictions. The Company generally passes changes in the costs of its raw material costs through to its customers however the volatility in prices caused by the imposition of duties, tariffs and other similar governmental charges by various governments may make this more difficult. The Company currently does not use hedging strategies to minimize the risk of price fluctuations on commodity-based raw materials; however, the Company regularly reviews such strategies on an ongoing basis. See “Materials and Sources of Supply” in Item 1 of this report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company's Financial Statements begin on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Park Aerospace Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Park Aerospace Corp. and subsidiaries (the “Company”) as of March 2, 2025 and March 3, 2024 and the related consolidated statements of operations, comprehensive earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 2, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 2, 2025 and March 3, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended March 2, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Melville, New York

May 30, 2025

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	March 2, 2025	March 3, 2024
ASSETS
Current assets:
Cash and cash equivalents	$21,621	$6,567
Marketable securities (Note 2)	47,213	70,644
Accounts receivable, less allowance for credit losses of $125 and $128, respectively	12,903	12,381
Inventories (Note 3)	7,213	6,404
Prepaid expenses and other current assets	1,344	2,849
Total current assets	90,294	98,845

Property, plant and equipment, net (Note 3)	21,650	23,499
Operating right-of-use assets (Note 9)	308	95
Goodwill and other intangible assets, net (Note 3)	9,776	9,776
Other assets	80	94
Total assets	$122,108	$132,309

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,513	$3,514
Operating lease liabilities (Note 9)	40	53
Accrued liabilities (Note 3)	1,318	1,986
Income taxes payable (Note 4)	5,390	4,105
Total current liabilities	9,261	9,658

Long-term operating lease liabilities (Note 9)	318	82
Non-current income taxes payable (Note 4)	-	5,259
Deferred income taxes (Note 4)	5,304	3,222
Other liabilities (Note 4)	71	1,174
Total liabilities	14,954	19,395

Commitments and contingencies (Notes 9 and 10)

Shareholders' equity (Note 6):
Preferred stock, $1 par value per shares-authorized, 500,000 shares; issued, none	-	-
Common stock, $0.10 par value per shares-authorized, 60,000,000 shares; issued, 20,965,144 shares	2,096	2,096
Additional paid-in capital	170,265	170,445
Accumulated deficit	(49,550)	(45,374)
Accumulated other comprehensive loss	(665)	(2,271)
	122,146	124,896

Less treasury stock, at cost, 962,476 and 711,783 shares, respectively	(14,992)	(11,982)
Total shareholders' equity	107,154	112,914
Total liabilities and shareholders' equity	$122,108	$132,309

See Notes to Consolidated Financial Statements.

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Fiscal Year Ended
	March 2,	March 3,	February 26,
	2025	2024	2023

Net sales	$62,026	$56,004	$54,055
Cost of sales	44,384	39,470	37,582
Gross profit	17,642	16,534	16,473
Selling, general and administrative expenses	8,246	8,154	6,519
Earnings from operations	9,396	8,380	9,954
Storm damage charge	(1,098)	-	-
Interest and other income	1,209	1,053	1,078
Earnings from operations before income taxes	9,507	9,433	11,032
Income tax provision (Note 4)	3,625	1,960	301
Net earnings	$5,882	$7,473	$10,731

Earnings per share (Note 7)
Basic:
Basic earnings per share	$0.29	$0.37	$0.52
Basic weighted average shares	20,099	20,304	20,465

Diluted:
Diluted earnings per share	$0.29	$0.37	$0.52
Diluted weighted average shares	20,190	20,393	20,509

See Notes to Consolidated Financial Statements.

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts in thousands)

	Fiscal Year Ended
	March 2,	March 3,	February 26,
	2025	2024	2023

Net earnings	$5,882	$7,473	$10,731
Other comprehensive earnings (loss), net of tax:
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	1,615	1,844	240
Less: reclassification adjustment for gains included in net earnings	-	-	(7)
Unrealized losses on marketable securities:
Unrealized holding losses arising during the period	(49)	(110)	(2,567)
Less: reclassification adjustment for losses included in net earnings	40	239	55
Other comprehensive earnings (loss)	1,606	1,973	(2,279)
Total comprehensive earnings	$7,488	$9,446	$8,452

See Notes to Consolidated Financial Statements.

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Amounts in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount

Balance, February 27, 2022	20,965,144	$2,096	$169,665	$(24,767)	$(1,965)	506,934	$(9,397)

Net earnings	-	-	-	10,731	-	-	-
Unrealized loss on marketable securities, net of tax	-	-	-	-	(2,279)	-	-
Stock options exercised	-	-	(102)	-	-	(13,000)	241
Stock-based compensation	-	-	369	-	-	-	-
Cash dividends ($1.40 per share)	-	-	-	(28,658)	-	-	-
Balance, February 26, 2023	20,965,144	2,096	169,932	(42,694)	(4,244)	493,934	(9,156)

Net earnings	-	-	-	7,473	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	1,973	-	-
Stock options exercised	-	-	(16)	-	-	(3,250)	54
Stock-based compensation	-	-	529	-	-	-	-
Repurchase of treasury shares	-	-	-	-	-	221,099	(2,880)
Cash dividends ($.50 per share)	-	-	-	(10,153)	-	-	-
Balance, March 3, 2024	20,965,144	2,096	170,445	(45,374)	(2,271)	711,783	(11,982)

Net earnings	-	-	-	5,882	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	1,606	-	-
Stock options exercised	-	-	(582)	-	-	(79,487)	1,242
Stock-based compensation	-	-	402	-	-	-	-
Repurchase of treasury shares	-	-	-	-	-	330,180	(4,252)
Cash dividends ($.50 per share)	-	-	-	(10,058)	-	-	-
Balance, March 2, 2025	20,965,144	$2,096	$170,265	$(49,550)	$(665)	962,476	$(14,992)

See Notes to Consolidated Financial Statements.

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Year Ended
	March 2,	March 3,	February 26,
	2025	2024	2023
Cash flows from operating activities:
Net earnings	$5,882	$7,473	$10,731
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash Storm Damage Charge	887	-	-
Depreciation and amortization	1,851	1,402	1,136
Stock-based compensation	402	529	369
Allowance for credit losses	6	16	16
Provision for deferred income taxes	2,082	1,228	322
Amortization of bond premium	126	315	42
Loss on sale of marketable securities	57	184	5
Gain on sale of fixed assets	(22)	-	(8)
Changes in operating assets and liabilities:
Accounts receivable	(528)	(2,408)	(1,665)
Inventories	(809)	364	(2,112)
Prepaid expenses and other current assets	1,505	(5)	238
Other assets and liabilities	(1,079)	(554)	(2,723)
Accounts payable	(1,001)	(1,031)	2,011
Accrued liabilities	(668)	640	(148)
Income taxes payable	(3,974)	(3,745)	(1,723)
Net cash provided by operating activities	4,717	4,408	6,491

Cash flows from investing activities:
Purchases of property, plant and equipment	(889)	(645)	(1,047)
Proceeds from sales of property, plant and equipment	22	-	8
Purchases of marketable securities	(7,772)	(7,690)	(63,275)
Proceeds from sales and maturities of marketable securities	32,626	39,723	57,296
Net cash provided by (used in) investing activities	23,987	31,388	(7,018)

Cash flows from financing activities:
Dividends paid	(10,058)	(30,624)	(8,186)
Proceeds from exercise of stock options	660	38	139
Purchase of treasury stock	(4,252)	(2,880)	-
Net cash used in financing activities	(13,650)	(33,466)	(8,047)

Increase (decrease) in cash and cash equivalents	15,054	2,330	(8,574)
Cash and cash equivalents, beginning of year	6,567	4,237	12,811
Cash and cash equivalents, end of year	$21,621	$6,567	$4,237

Supplemental disclosure of non-cash activities:
Dividend payable included in current liabilities	$-	$-	$20,471

Addition to operating right-of-use asset from new operating lease liability	$267	$-	$-

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended March 2, 2025

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

c.

Accounting Period – The Company’s fiscal year is the 52- or 53-week period ending the Sunday nearest to the last day of February. The 2025 and 2023 fiscal years ended on March 2, 2025 and February 26, 2023, respectively, each consisted of 52 weeks while the 2024 fiscal year ended on March 3, 2024 consisted of 53 weeks.

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

The Company’s non-financial assets measured at fair value on a non-recurring basis, for purposes of calculating impairment, include goodwill and any long-lived assets written down to fair value. To measure fair value of such assets, the Company uses Level 3 inputs consisting of techniques including an income approach and a market approach. The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the discounted cash flow analysis require the exercise of significant judgment, including judgment about appropriate discount rates, terminal values, growth rates and the amount and timing of expected future cash flows. There were no transfers between levels within the fair value hierarchy during the 2025, 2024 or 2023 fiscal years.

e.

Cash and Cash Equivalents – The Company considers all money market securities and investments with contractual maturities at the date of purchase of 90 days or less to be cash equivalents. The Company had no debt securities included in cash equivalents at March 2, 2025 or March 3, 2024. Certain of the Company’s cash and cash equivalents are in excess of U.S. government insurance. At March 2, 2025 and March 3, 2024, $31,079 and $29,589, respectively, of the cash and marketable securities were owned by one of the Company’s wholly-owned foreign subsidiaries.

Supplemental cash flow information:

	Fiscal Year
	2025	2024	2023
Cash paid during the year for income taxes, net of refunds	$5,754	$6,017	$3,235

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

i.

Sales Allowances and Product Warranties – The Company records estimated reductions to revenue for customer returns, allowances, and warranty claims. Provisions for such reductions are recorded in the period the sale is recorded and are derived from historical trends and other relevant information. The Company’s products are made to customer specifications and tested for adherence to specifications before shipment to customers. Composite structures and assemblies may be subject to “airworthiness” acceptance by customers after receipt at the customers’ locations. There are no future performance requirements other than the products’ meeting the agreed specifications. The Company’s basis for providing sales allowances for returns are known situations in which products may have failed due to manufacturing defects in products supplied by the Company. The amounts of returns and allowances resulting from defective or damaged products have been less than 1.0% of sales for each of the Company's last three fiscal years. The allowance for credit losses at March 2, 2025, March 3, 2024 and February 26, 2023 were $125, $128 and $120 respectively.

j.

Accounts Receivable – The Company’s accounts receivable are due from purchasers of the Company’s products. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within established payment terms and are stated at amounts due from customers net of an allowance for credit losses. Accounts outstanding longer than established payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the conditions of the general economy and the aerospace industry. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company writes off accounts receivable when they become uncollectible.

k.

Valuation of Long-Lived Assets – The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Important factors that could trigger an impairment review include, but are not limited to, significant negative industry or economic trends and significant changes in the use of the Company's assets or strategy of the overall business. No impairments of long-lived assets were recognized in the 2025, 2024, or 2023 fiscal years.

l.

Goodwill and Other Intangible Assets – Goodwill is not amortized. Other intangible assets are amortized over their useful lives, which is 15 years, on a straight-line basis. The Company tests for impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. With respect to goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value is less than the carrying value. If, based on that assessment, the Company believes it is more likely than not that the fair value is less than the carrying value, a one-step goodwill impairment test is performed. The Company assesses the impairment of goodwill at least annually. The Company conducts its annual goodwill impairment test as of the first day of the fourth quarter. The Company concluded that there was no impairment in the 2025, 2024 or 2023 fiscal years.

m.

Shipping Costs – Most of the costs for third-party shippers for transporting products to customers are paid for or reimbursed by customers. The Company records minimal shipping costs in selling, general and administrative expenses.

n.

Property, Plant and Equipment – Property, plant and equipment are stated at cost less accumulated depreciation and amortization. The Company capitalizes additions, improvements and major renewals and expenses maintenance, repairs and minor renewals as incurred. Depreciation and amortization are computed principally by the straight-line method over the estimated useful lives of the assets. Machinery, equipment, furniture and fixtures are generally depreciated over 10 years. Building and leasehold improvements are generally depreciated over 25-30 years or the term of the lease, if shorter. The depreciation and amortization expenses associated with property, plant and equipment were $1,851, $1,396, and $1,129 for the 2025, 2024, and 2023 fiscal years, respectively.

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

Tax benefits are recognized for an uncertain tax position when, in the Company’s judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more likely than not recognition threshold, the tax benefit is measured as the largest amount that is judged to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances and when new information becomes available. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by the Company. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes its liability for unrecognized tax benefits is adequate. Interest and penalties, if any, recognized on the liability for unrecognized tax benefits are recorded as income tax expense.

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

2.	MARKETABLE SECURITIES

The following is a summary of available-for-sale securities:

	March 2, 2025
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$47,213	$47,213	$-	$-
Total marketable securities	$47,213	$47,213	$-	$-

	March 3, 2024
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$67,210	$67,210	$-	$-
U.S. corporate debt securities	3,434	3,434	-	-
Total marketable securities	$70,644	$70,644	$-	$-

The following tables show the amortized cost basis, gross unrealized gains and losses and gross realized gains and losses on the Company’s available-for-sale securities:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses
March 2, 2025:
U.S. Treasury and other government securities	$48,124	$24	$935
Total marketable securities	$48,124	$24	$935

March 3, 2024:
U.S. Treasury and other government securities	$70,320	$-	$3,110
U.S. corporate debt securities	3,435	-	1
Total marketable securities	$73,755	$-	$3,111

	Fiscal Year
	2025	2024	2023

Gross realized losses on sale	$57	$184	$5

The estimated fair values of such securities at March 2, 2025, by contractual maturity, are shown below:

Due in one year or less	$36,625
Due after one year through five years	10,588
$47,213

3.	OTHER CONSOLIDATED BALANCE SHEET DATA

Other consolidated balance sheet data consisted of the following:

	March 2,	March 3,
	2025	2024

Inventories:

Raw materials	$4,768	$5,047
Work-in-process	727	397
Finished goods	1,718	960
	$7,213	$6,404

Property, plant and equipment:

Land, buildings and improvements	$15,826	$16,271
Machinery, equipment, furniture and fixtures	32,771	33,003
	48,597	49,274
Less: accumulated depreciation and amortization	26,947	25,775
	$21,650	$23,499

Goodwill and other intangible assets:

Goodwill	$9,776	$9,776

Accrued liabilities:

Payroll and payroll related acruals	$650	$698
Workers' compensation	91	90
Professional fees	328	431
Property taxes	123	591
Other	126	176
	$1,318	$1,986

4.	INCOME TAXES

The income tax provision (benefit) for continuing operations includes the following:

	Fiscal Year
	2025	2024	2023

Current:
Federal	$802	$310	$(875)
State and local	603	310	822
Foreign	138	113	30
	1,543	733	(23)

Deferred:
Federal	1,623	974	435
State and local	459	253	(111)
Foreign	-	-	-
	2,082	1,227	324
	$3,625	$1,960	$301

State income tax benefits from loss carryforwards to future years were recognized as deferred tax assets in the 2025, 2024 and 2023 fiscal years.

In the fourth quarter of fiscal 2025, the Company recorded a deferred tax provision for undistributed foreign earnings that were previously considered indefinitely reinvested. The Company recorded a deferred tax charge of $2,147 related to these undistributed earnings. While the Company has pursued, and continues to pursue investment opportunities overseas for these funds, the Company no longer considers the funds to be indefinitely reinvested.

The Company’s pre-tax earnings from continuing operations in the United States and foreign locations are as follows:

	Fiscal Year
	2025	2024	2023

United States	$8,619	$8,693	$10,669
Foreign	888	740	363
Earnings before income taxes	$9,507	$9,433	$11,032

The Company’s effective income tax rate differs from the statutory U.S. federal income tax rate as a result of the following:

	Fiscal Year
	2025	2024	2023

Statutory U.S. federal tax rate	21.0%	21.0%	21.0%
State and local taxes, net of federal benefit	5.9%	5.8%	3.8%
Foreign tax rate differentials	(0.3%)	(0.4%)	(0.4%)
NQSO expirations and cancellations	0.9%	1.8%	2.1%
Adjustment on tax accruals	(0.7%)	(1.0%)	0.9%
Change in unrecognized tax benefits	(11.1%)	(6.1%)	(24.8%)
Foreign tax credits	(1.5%)	-	-
Deferred tax liability on undistributed foreign earnings	22.6%	-	-
Subpart F	2.0%	-	0.5%
Permanent differences and other	(0.7%)	(0.3%)	(0.4%)
	38.1%	20.8%	2.7%

The Company had state net operating loss carryforwards of $386 and $1,775 at March 2, 2025 and March 3, 2024, respectively, and total net foreign operating loss carryforwards of $7,791 at both March 2, 2025 and March 3, 2024. The Company had valuation allowances against the remaining carryforwards at March 2, 2025 and March 3, 2024. The state net operating loss carryforwards will expire in 2025 through 2040.

The Company had Arizona tax credits of $991 in both the 2025 and 2024 fiscal years for which there were valuation allowances at March 2, 2025 and March 3, 2024.

The deferred tax asset valuation allowance of $2,938 as of March 2, 2025 relates to the above foreign net operating losses and state tax credit carryforwards from continuing operations for which the Company does not expect to realize any tax benefit. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities from continuing operations as of March 2, 2025 and March 3, 2024 were as follows:

	March 2,	March 3,
	2025	2024

Deferred tax assets:
Net operating loss carryforwards	$1,948	$1,949
Tax credits carryforward	990	991
Stock options	446	693
Other, net	953	906
	4,337	4,539
Valuation allowance on deferred tax assets	(2,938)	(2,938)
Total deferred tax assets, net of valuation allowance	1,399	1,601
Deferred tax liabilities:
Depreciation	(4,036)	(4,291)
Undistributed earnings	(2,147)	(1)
Other	(520)	(531)
Total deferred tax liabilities	(6,703)	(4,823)
Net deferred tax liability	$(5,304)	$(3,222)

At March 2, 2025 and March 3, 2024, the Company had gross unrecognized tax benefits and related interest of $71 and $1,174, respectively, included in other liabilities.  If any portion of the unrecognized tax benefits at March 2, 2025 were recognized, the Company’s effective tax rate would decrease. The change as of March 2, 2025 was due to a reduction in uncertain tax positions of $1,103 related to expiring statutes of limitations on tax positions taken in prior years regarding the taxability of funds repatriated from the Company’s subsidiary in Singapore and certain state tax related items.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for continuing operations is as follows:

	Unrecognized Tax Benefits
	March 2,	March 3,	February 26,
	2025	2024	2023

Balance, beginning of year	$918	$1,424	$4,078
Gross decreases - tax positions in prior period	(866)	(535)	(2,980)
Gross increases - current period tax positions	-	29	326
Balance, end of year	$52	$918	$1,424

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

A list of open tax years by major jurisdiction follows:

U.S. Federal	2023-2025
California	2022-2025
New York	2023-2025
Kansas	2023-2025
France	2023-2025
Singapore	2022-2025

The Company had $19 and $256 of accrued interest and penalties as of March 2, 2025 and March 3, 2024, respectively. The Company’s policy is to include applicable interest and penalties related to unrecognized tax benefits as a component of current income tax expense.

On December 22, 2017, the U.S. government enacted comprehensive tax reform commonly referred to as the Tax Cuts and Jobs Act (“TCJA” or “Tax Act”) and significantly revised U.S. corporate income tax by, among other things, lowering corporate income tax rates, imposing a one-time transition tax on deemed repatriated earnings of non-U.S. subsidiaries, and implementing a territorial tax system. As a result of the Tax Act, the Company recorded taxes payable to be paid in installments over eight years. The remaining balance of these installment payments, as of March 2, 2025, was approximately $5,300 to be paid in 2026.

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

As of March 2, 2025, the Company had a 2018 Stock Option Plan (the “2018 Plan”) and no other stock-based compensation plan. The 2018 Plan was adopted by the Board of Directors of the Company on May 8, 2018 and approved by the shareholders of the Company at the Annual Meeting of Shareholders of the Company on July 24, 2018, and amended by the shareholders of the Company on July 18, 2024 and provides for the grant of options to purchase up to 1,550,000 shares of common stock of the Company. Prior to the 2018 Plan, the Company had the 2002 Stock Option Plan (the “2002 Plan”) which had been approved by the Company’s shareholders and provided for the grant of stock options to directors and key employees of the Company. All options granted under the 2018 Plan and 2002 Plan have exercise prices equal to the fair market value of the underlying Common Stock of the Company at the time of grant, which, pursuant to the terms of such Plans, is the reported closing price of the Common Stock on the New York Stock Exchange on the date preceding the date an option is granted. Options granted under the Plans become exercisable 25% one year after the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire 10 years after the date of grant. At March 2, 2025, options to purchase a total of 877,038 shares of Common Stock were available for grant under the 2018 Plan and 665,650 shares of Common Stock of the Company were reserved for issuance upon exercise of stock options under the 2018 Plan.

The compensation expense for stock options includes an estimate for forfeitures and is recognized on a straight-line basis over the requisite service period.

The future compensation expense to be recognized in earnings before income taxes for options outstanding at March 2, 2025 was $684, which is expected to be recognized ratably over a weighted average vesting period of 1.39 years.

The Company records its stock-based compensation at fair value. The weighted average fair value for options was estimated at the dates of grants, using the Black-Scholes option pricing model.

The following table represents the weighted average fair value and valuation assumptions used for options granted in the 2025, 2024, and 2023 fiscal years:

	Fiscal Year
	2025			2024			2023

Weighted average fair value per share of option grants		$3.21			$3.01			$2.66
Risk-free interest rates	4.23%	-	4.24%	3.61%	-	3.85%	2.69%	-	3.64%
Expected stock price volatility	28.7%	-	29.1%	28.5%	-	29.6%	27.9%	-	28.3%
Expected dividend yields		3.77%			3.82%		3.17%	-	3.32%
Estimated option terms (in years)	5.8	-	8.6	4.9	-	8.3	5.4	-	8.1

The risk-free interest rates are based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the estimated term of the options at the date of grant. Volatility factors are based on historical volatility of the Company’s Common Stock. The expected dividend yields are based on the regular quarterly cash dividend per share most recently declared by the Company and on the exercise price of the options granted during the 2025 fiscal year. The estimated terms of the options are based on evaluations of the historical and expected future employee exercise behavior.

During the 2025 and 2024 fiscal years, the Company recorded non-cash charges of $36,000 and $109,000, respectively, related to the modification of previously granted employee stock options resulting from the $1.00 per share special cash dividend paid by the Company in April 2023.

Information with respect to stock option activity follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance, February 27, 2022	648,300	$12.96
Granted	134,100	12.08
Exercised	(13,000)	10.67
Terminated or expired	(98,975)	13.13
Balance, February 26, 2023	670,425	$12.80
Granted	133,300	13.08
Exercised	(3,250)	11.83
Terminated or expired	(92,150)	15.69
Balance, March 3, 2024	708,325	$11.53
Granted	135,100	13.26
Exercised	(79,487)	8.30
Terminated or expired	(44,988)	12.51
Balance, March 2, 2025	718,950	$12.15	6.49	$1,205
Vested and exercisable, March 2, 2025	404,825	$11.69	5.13	$868
Expected to vest, March 2, 2025	683,003	$11.93	6.49	$1,298

The aggregate intrinsic values realized (the market value of the underlying shares on the date of exercise, less the exercise price, times the number of shares acquired) from the exercise of options during the 2025, 2024, and 2023 fiscal years were $491, $11, and $23, respectively.

A summary of the status of the Company’s non-vested options at March 2, 2025, and changes during the fiscal year then ended, is presented below:

	Shares Subject to Options	Weighted Average Grant Date Fair Value
Non-vested, beginning of year	302,887	$2.72
Granted	135,100	3.08
Vested	(116,525)	2.62
Terminated or expired	(7,337)	3.04
Non-vested, end of year	314,125	$2.90

6.	SHAREHOLDERS’ EQUITY

Treasury Stock – On May 18, 2022, the Company’s Board of Directors authorized the Company’s purchase, on the open market and in privately negotiated transactions of up to 1,500,000 shares of its Common Stock which represented 7% of the Company’s 20,458,210 total outstanding shares of its Common Stock as of May 18, 2022. This authorization supersedes any unused prior Board of Directors’ authorizations to purchase shares of the Company’s Common Stock.  During the years ended March 2, 2025 and March 3, 2024, the Company repurchased 330,180 and 221,099 shares, respectively, at a total cost of $4,252 and $2,880, respectively. Prior to February 26, 2023, the Company had not purchased any shares of its Common Stock pursuant to the above authorization. At May 19, 2025, the amount remaining under the authorization was 781,766 shares which represent approximately 4% of the Company’s 19,850,713 total outstanding shares as of May 19, 2025.

Reserved Common Shares – At March 2, 2025, 1,595,988 shares of Common Stock were reserved for issuance upon exercise of stock options.

Accumulated Other Comprehensive Earnings (Loss) – Accumulated balances related to each component of other comprehensive earnings were as follows:

	March 2, 2025	March 3, 2024

Unrealized losses on investments, net of taxes of $246 and $840, respectively	$(665)	$(2,271)
Accumulated balance	$(665)	$(2,271)

7.	EARNINGS PER SHARE

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

The following table sets forth the calculation of basic and diluted earnings per share:

	Fiscal Year
(Amounts in thousands, except per share amounts)	2025	2024	2023

Net earnings	$5,882	$7,473	$10,731

Weighted average common shares outstanding for basic EPS	20,099	20,304	20,465
Net effect of dilutive options	91	89	44
Weighted average shares outstanding for diluted EPS	20,190	20,393	20,509

Basic earnings per share	$0.29	$0.37	$0.52

Diluted earnings per share	$0.29	$0.37	$0.52

Potentially dilutive stock options, which were not included in the computation of diluted earnings per share because either the effect would have been antidilutive or the options’ exercise prices were greater than the average market price of the common stock, were 103,713, 94,263, and 441,781 for the 2025, 2024, and 2023 fiscal years, respectively.

8.	EMPLOYEE BENEFIT PLANS

Profit Sharing Plan – The Company has a non-contributory profit sharing retirement plan covering substantially all full-time employees in the United States. The plan may be modified or terminated at any time, but in no event may any portion of the contributions revert back to the Company. The Company’s estimated contributions are accrued at the end of each fiscal year and paid to the plan in the subsequent fiscal year. The Company’s contributions to the plan were $138 and $150 for fiscal years 2024 and 2023, respectively. The contribution for fiscal year 2025 has not been paid. Contributions are discretionary and may not exceed the amount allowable as a tax deduction under the Internal Revenue Code.

Savings Plan – The Company also sponsors a 401(k) retirement savings plan but has no financial obligations to plan participants in the form of matching contributions or otherwise.

9.	LEASES AND COMMITMENTS

The Company has operating leases related to land, office space, warehouse space and equipment. All of the Company’s leases have been assessed to be operating leases. Renewal options are included in the lease terms to the extent the Company is reasonably certain to exercise the option. The exercise of lease renewal options is at the Company’s sole discretion. The amounts disclosed in our consolidated balance sheet as of March 2, 2025, pertaining to the right-of-use assets and lease liabilities, are measured on our current expectations of exercising our available renewal options. The incremental borrowing rate represents the Company’s ability to borrow on a collateralized basis over a term similar to the lease term. The leases typically contain renewal options for periods ranging from one year to 10 years and require the Company to pay real estate taxes and other operating costs. The latest land lease expiration is 2068 assuming exercise of all applicable renewal options by the Company. The Company’s existing leases are not subject to any restrictions or covenants which preclude its ability to pay dividends, obtain financing or exercise its available renewal options.

Future minimum lease payments under non-cancellable operating leases as of March 2, 2025 are as follows:

Fiscal Year:
2026	$57
2027	59
2028	61
2029	65
3030	59
Thereafter	143
Total undiscounted operating lease payments	444
Less imputed interest	(86)
Present value of operating lease payments	$358

The above payment schedule includes renewal options that the Company is reasonably likely to exercise. Leases with an initial term of 12 months or less are not recorded on the Company’s Consolidated Balance Sheets. The Company recognizes lease expense for leases on a straight-line basis over the terms of the leases.

During the 2025, 2024 and 2023 fiscal years, the Company’s operating lease expense was $71, $62 and $62, respectively. Cash payments of $55, $53 and $53 in the 2025, 2024 and 2023 fiscal years, respectively, pertaining to operating leases, are reflected in the Consolidated Statements of Cash Flows under cash flows from operating activities.

The following table sets forth the right-of-use assets and operating lease liabilities as of March 2, 2025:

Operating right-of-use assets	$308

Operating lease liabilities	$40
Long-term operating lease liabilities	318
Total operating lease liabilities	$358

The Company’s weighted average remaining lease terms for its operating leases were 6.34 and 9.47 years at March 2, 2025 and March 3, 2024, respectively. The Company’s weighted average borrowing rates for its operating leases were 4.97% and 4.75% at March 2, 2025 and March 3, 2024, respectively.

Rental expenses, inclusive of real estate taxes and other costs, were $321, $464, and $242 for the 2025, 2024, and 2023 fiscal years, respectively.

In December 2018, the Company entered into a Development Agreement with the City of Newton, Kansas and the Board of County Commissioners of Harvey County, Kansas. Pursuant to this agreement, the Company agreed to construct and operate a redundant manufacturing facility of approximately 90,000 square feet for the design, development and manufacture of advanced composite materials and parts, structures and assemblies for aerospace. The Company further agreed to equip the facility through the purchase of machinery, equipment and furnishings and to create additional new full-time employment of specified levels during a five-year period. In exchange for these agreements, the City and the County agreed to lease to the Company three acres of land at the Newton, Kansas Airport, in addition to the eight acres previously leased to the Company by the City and County. The City and County further agreed to provide financial and other assistance toward the construction of the additional facility as set forth in the Development Agreement. The total cost of the additional facility was approximately $19.8 million, and the expansion was completed in fiscal year 2024.

10.	CONTINGENCIES

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

Financial information regarding the Company’s continuing operations by geographic region is as follows:

	Fiscal Year
	2025	2024	2023

Sales:

North America	$56,530	$50,295	$50,044
Asia	1,792	1,330	786
Europe	3,704	4,379	3,225
Total sales	$62,026	$56,004	$54,055

Long-lived assets:

North America	$31,814	$33,464	$34,292
Asia	-	-	-
Europe	-	-	-
Total long-lived assets	$31,814	$33,464	$34,292

12.	CUSTOMER AND SUPPLIER CONCENTRATIONS

The Company operates in a single segment.. The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The CODM assesses the performance of this reportable segment and allocates resources on a consolidated basis using the entity-wide revenues and expense information reported on the Consolidated Statement of Operations. The primary measure of segment profit is consolidated net income as reported on the Consolidated Statement of Operations. In addition, segment assets reviewed by the CODM are reported on the Company's Consolidated Balance Sheet as total assets.

Customers – Net sales to affiliate and non-affiliate subtier suppliers of General Electric Company were 39.8%, 37.7%, and 41.2% of the Company’s total worldwide sales in the 2025, 2024, and 2023 fiscal years, respectively.

While no other customer accounted for 10% or more of the Company’s total worldwide net sales in the 2025, 2024, or 2023 fiscal years, the loss of a major customer or of a group of customers could have a material adverse effect on the Company’s business or consolidated results of operations or financial position.

Sources of Supply – The principal materials used in the manufacture of the Company’s advanced composite materials are aerospace grade reinforcements, thermoset resins and base chemicals. Although there is a limited number of qualified suppliers of these materials, the Company has nevertheless identified alternate sources of supply for many of such materials. While the Company has not experienced significant problems in the delivery of these materials and considers its relationships with its suppliers to be strong, a disruption of the supply of material from a principal supplier could adversely affect the Company’s business. Furthermore, substitutes for these materials are not readily available, and an inability to obtain essential materials, if prolonged, could materially adversely affect the Company’s business.

13.	ACCOUNTING PRONOUNCEMENTS

Recently Adopted

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 820) – Improvements to Reportable Segment Disclosures. The amendments in the ASU provide changes to reportable segment disclosure requirements. The amendments in ASU 2023-07 were effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption was permitted. The Company elected to not early adopt ASU 2023-07. The adoption of ASU 2023-07 did not have an impact on the Company’s Consolidated Financial Statements. The required disclosures have been included in Note 12.

14.	SUBSEQUENT EVENT

On March 27, 2025, Park and ArianeGroup SAS entered into an agreement under which Park would advance funds to ArianeGroup SAS against future purchases of C2B® product in the total amount of €4,587 payable in three installments in 2025, 2026, and 2027. The advance would be paid as follows: €1,376 was paid in April 2025 (actual cost of $1,564), €1,835 to be paid in the first quarter of fiscal 2027 (approximately $2,055 based on May 9, 2025 exchange rates) and €1,376 to be paid in the first quarter of fiscal 2028 (approximately $1,541 based on May 9, 2025 exchange rates). These advanced funds are to be used to help fund the purchase and installation, by ArianeGroup SAS, of additional manufacturing equipment for ArianeGroup SAS’ production of C2B® product.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a)    Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Vice President - Finance, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 2, 2025, the end of the fiscal year covered by this annual report. Based on such evaluation, the Company's Chief Executive Officer and Vice President – Finance have concluded that, as of the end of such fiscal year, the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Vice President - Finance, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 2, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control–Integrated Framework (2013). Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of March 2, 2025.

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

The information called for by this Item (except for information as to the Company's executive officers, which information appears elsewhere in this report) is incorporated by reference to the Company's definitive proxy statement for the 2025 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION.

The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2025 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2025 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2025 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

This information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2025 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
		Page

	(a) Documents filed as a part of this Report:

	(1) Consolidated Financial Statements:

	The following Consolidated Financial Statements of the Company are included in Part II, Item 8:

	Report of Independent Registered Public Accounting Firm (PCAOB ID 107748)	36

	Consolidated Balance Sheets	37

	Consolidated Statements of Operations	38

	Consolidated Statements of Comprehensive Earnings	39

	Consolidated Statements of Shareholders' Equity	40

	Consolidated Statements of Cash Flows	41

	Notes to Consolidated Financial Statements (1-14)	42

	(2) Financial Statement Schedules:

	The following additional information should be read in conjunction with the Consolidated Financial Statements of the Registrant described in Item 15(a)(1) above:

	Schedule II – Valuation and Qualifying Accounts	65

	All other schedules have been omitted because they are not applicable or not required, or the information is included elsewhere in the financial statements or notes thereto.

	(3) Exhibits:

	The information required by this Item relating to Exhibits to this Report is included in the Exhibit Index beginning on page 65 hereof.

ITEM 16.	FORM 10-K SUMMARY

Not Applicable

PARK AEROSPACE CORP. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Column C
Column A	Column B	Additions		Column D	Column E

Description	Balance at Beginning of Period	Costs and Expenses	Other	Reductions	Balance at End of Period

DEFERRED INCOME TAX ASSET VALUATION ALLOWANCE:

52 weeks ended March 2, 2025	$2,938,000	$-	$-	$-	$2,938,000
53 weeks ended March 3, 2024	$2,938,000	$-	$-	$-	$2,938,000
52 weeks ended February 26, 2023	$3,587,000	$-	$-	$(649,000)	$2,938,000

			Column D
Column A	Column B	Column C	Other		Column E

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Accounts Written Off (A)	Translation Adjustment	Balance at End of Period

ALLOWANCE FOR CREDIT LOSSES:

52 weeks ended March 2, 2025	$128,000	$6,000	$(9,000)	$-	$125,000
53 weeks ended March 3, 2024	$120,000	$16,000	$(8,000)	$-	$128,000
52 weeks ended February 26, 2023	$104,000	$16,000	$-	$-	$120,000

(A)  Uncollectible amounts, net of recoveries

EXHIBIT INDEX

Exhibit Numbers	Description

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

10.4

Amended and Restated 2018 Stock Option Plan of the Company (Reference is made to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 1, 2024, Commission File No. 1-4415, which is incorporated herein by reference. This exhibit is a management contract or compensatory plan or arrangement.)

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

10.7

Park Aerospace Corp. Clawback Policy (Reference is made to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 2, 2024, Commission File No. 1-4415, which is incorporated herein by reference.)

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

99.1

Insider trading policies and procedures pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 (Reference is made to Exhibit 99.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2023, Commission File No. 1-4415, which is incorporated herein by reference).

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended March 2, 2025, formatted in XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 2, 2025 and March 3, 2024, (ii) Consolidated Statements of Operations for the years ended March 2, 2025, March 3, 2024, and February 26, 2023, (iii) Consolidated Statements of Comprehensive Earnings for the years ended March 2, 2025, March 3, 2024, and February 26, 2023, (iv) Consolidated Statements of Shareholders’ Equity for the years ended March 2, 2025, March 3, 2024, and February 26, 2023 and (v) Consolidated Statements of Cash Flows for the years ended March 2, 2025, March 3, 2024, and February 26, 2023,.*+

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: May 30, 2025	PARK AEROSPACE CORP.

	By:	/s/ Brian E. Shore
Brian E. Shore,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian E. Shore Brian E. Shore	Chairman of the Board, Chief Executive Officer and Director (principal executive officer)	May 30, 2025

/s/ Christopher Goldner Christopher Goldner	Vice President - Finance (principal financial officer and principal accounting officer)	May 30, 2025

/s/ Dale Blanchfield Dale Blanchfield	Director	May 30, 2025

/s/ Shane Connor Shane Connor	Director	May 30, 2025

/s/ Emily J. Groehl Emily J. Groehl	Director	May 30, 2025

/s/ Yvonne Julian Yvonne Julian	Director	May 30, 2025

/s/ Carl W. Smith Carl W. Smith	Director	May 30, 2025

/s/ D. Bradley Thress D. Bradley Thress	Director	May 30, 2025

/s/ Steven T. Warshaw Steven T. Warshaw	Director	May 30, 2025