Form 10-Q
period 2025-06-01
PARK AEROSPACE CORP
filed 2025-07-16
CIK 76267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 1, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,855,838 as of July 9, 2025.

PARK AEROSPACE CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.                   Financial Statements.

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	June 1, 2025 (unaudited)	March 2, 2025*
ASSETS
Current assets
Cash and cash equivalents	$20,624	$21,621
Marketable securities (Note 3)	44,947	47,213
Accounts receivable, less allowance for credit losses of $129 and $125, respectively	12,953	12,903
Inventories (Note 4)	6,763	7,213
Prepaid expenses and other current assets	2,045	1,344
Total current assets	87,332	90,294

Property, plant and equipment, net	21,675	21,650
Operating right-of-use assets (Note 5)	295	308
Goodwill and other intangible assets	9,776	9,776
Other assets	1,640	80
Total assets	$120,718	$122,108

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,710	$2,513
Operating lease liability (Note 5)	41	40
Accrued liabilities	1,613	1,318
Income taxes payable	6,764	5,390
Total current liabilities	10,128	9,261

Long-term operating lease liability (Note 5)	307	318
Deferred income taxes (Note 9)	5,260	5,304
Other liabilities	72	71
Total liabilities	15,767	14,954

Commitments and contingencies (Note 12)

Shareholders' equity (Note 8)
Common stock	2,096	2,096
Additional paid-in capital	170,203	170,265
Accumulated deficit	(49,969)	(49,550)
Accumulated other comprehensive loss	(450)	(665)
	121,880	122,146
Less treasury stock, at cost	(16,929)	(14,992)
Total shareholders' equity	104,951	107,154
Total liabilities and shareholders' equity	$120,718	$122,108

* The balance sheet at March 2, 2025 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	13 Weeks Ended (Unaudited)
	June 1,	June 2,
	2025	2024

Net sales	$15,400	$13,970
Cost of sales	10,682	9,871
Gross profit	4,718	4,099
Selling, general and administrative expenses	2,299	2,017
Earnings from operations	2,419	2,082
Storm Damage Charge (Note 11)	-	(1,052)
Interest and other income	355	339
Earnings from operations before income taxes	2,774	1,369
Income tax provision (Note 9)	694	376
Net earnings	$2,080	$993

Earnings per share (Note 7)
Basic:
Basic earnings per share	$0.10	$0.05
Basic weighted average shares	19,919	20,253

Diluted:
Diluted earnings per share	$0.10	$0.05
Diluted weighted average shares	19,968	20,371

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts in thousands)

	13 Weeks Ended (Unaudited)

	June 1,	June 2,
	2025	2024

Net earnings	$2,080	$993
Other comprehensive earnings, net of tax:
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	227	258
Unrealized losses on marketable securities:
Unrealized holding losses arising during the period	(12)	(35)
Other comprehensive earnings	215	223
Total comprehensive earnings	$2,295	$1,216

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount

Balance, March 2, 2025	20,965,144	$2,096	$170,265	$(49,550)	$(665)	962,476	$(14,992)

Net earnings	-	-	-	2,080	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	215	-	-
Stock options exercised	-	-	(150)	-	-	(15,000)	228
Stock-based compensation	-	-	88	-	-	-	-
Repurchase of treasury shares	-	-	-	-	-	166,955	(2,165)
Cash dividends ($0.125 per share)	-	-	-	(2,499)	-	-	-

Balance, June 1, 2025	20,965,144	$2,096	$170,203	$(49,969)	$(450)	1,114,431	$(16,929)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount

Balance, March 3, 2024	20,965,144	$2,096	$170,445	$(45,374)	$(2,271)	711,783	$(11,982)

Net earnings	-	-	-	993	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	223	-	-
Stock-based compensation	-	-	89	-	-	-	-
Cash dividends ($0.125 per share)	-	-	-	(2,532)	-	-	-

Balance, June 2, 2024	20,965,144	$2,096	$170,534	$(46,913)	$(2,048)	711,783	$(11,982)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	13 Weeks Ended (Unaudited)
	June 1,	June 2,
	2025	2024
Cash flows from operating activities:
Net earnings	$2,080	$993
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Non-cash storm damage charge	-	887
Depreciation and amortization	456	439
Stock-based compensation	88	89
Allowance for credit losses	4	-
Deferred income taxes	(44)	18
Amortization of bond premium	1	49
Changes in operating assets and liabilities	(995)	(2,898)
Net cash provided by (used in) operating activities	1,590	(423)

Cash flows from investing activities:
Purchase of property, plant and equipment	(481)	(12)
Purchases of marketable securities	(2,440)	(2,937)
Proceeds from sales and maturities of marketable securities	4,920	3,418
Net cash provided by investing activities	1,999	469

Cash flows from financing activities:
Dividends paid	(2,499)	(2,532)
Proceeds from exercise of stock options	78	-
Purchase of treasury stock	(2,165)	-
Net cash used in financing activities	(4,586)	(2,532)

Decrease in cash and cash equivalents	(997)	(2,486)
Cash and cash equivalents, beginning of period	21,621	6,567
Cash and cash equivalents, end of period	$20,624	$4,081

Supplemental cash flow information:
Cash paid during the period for income taxes, net of refunds	$-	$-

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share (unless otherwise stated), per share and option amounts)

1.	CONSOLIDATED FINANCIAL STATEMENTS

The Condensed Consolidated Balance Sheet and the Condensed Consolidated Statement of Shareholders’ Equity as of June 1, 2025, the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Earnings for the 13 weeks ended June 1, 2025 and June 2, 2024, and the Condensed Consolidated Statements of Cash Flows for the 13-week periods then ended have been prepared by Park Aerospace Corp. (the “Company”), without audit. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 1, 2025 and the results of operations and cash flows for all periods presented. The Condensed Consolidated Statements of Operations are not necessarily indicative of the results to be expected for the full fiscal year or any subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 2, 2025. There have been no significant changes to such accounting policies during the 13 weeks ended June 1, 2025.

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

The following is a summary of available-for-sale securities:

	June 1, 2025
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$44,947	$44,947	$-	$-
Total marketable securities	$44,947	$44,947	$-	$-

	March 2, 2025
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$47,213	$47,213	$-	$-
Total marketable securities	$47,213	$47,213	$-	$-

The following table shows the amortized cost basis of, and gross unrealized gains and losses on, the Company’s available-for-sale securities:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses

June 1, 2025:
U.S. Treasury and other government securities	$45,564	$11	$628
Total marketable securities	$45,564	$11	$628

March 2, 2025:
U.S. Treasury and other government securities	$48,124	$24	$935
Total marketable securities	$48,124	$24	$935

The estimated fair values of such securities at June 1, 2025 by contractual maturity are shown below:

Due in one year or less	$36,291
Due after one year through five years	8,656
$44,947

4.	INVENTORIES

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

	June 1,	March 2,
	2025	2025

Inventories:

Raw materials	$4,346	$4,768
Work-in-process	786	727
Finished goods	1,631	1,718
	$6,763	$7,213

5.	LEASES

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

Future minimum lease payments under non-cancellable operating leases as of June 1, 2025 are as follows:

Fiscal Year:
2026	$43
2027	59
2028	61
2029	65
2030	59
Thereafter	143
Total undiscounted operating lease payments	430
Less imputed interest	(82)
Present value of operating lease payments	$348

The above payment schedule includes renewal options that the Company is reasonably likely to exercise. Leases with an initial term of 12 months or less are not recorded on the Company’s condensed consolidated balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the terms of the leases.

For the 13 weeks ended June 1, 2025 and June 2, 2024, the Company’s operating lease expenses were $17 and $15, respectively. Cash payments for the 13 weeks ended June 1, 2025 and June 2, 2024 of $14 and $13, respectively, pertaining to operating leases, are reflected in the cash flow statement under cash flows from operating activities.

The following table sets forth the right-of-use assets and operating lease liabilities as of June 1, 2025 and March 2, 2025:

	June 1,	March 2,
	2025	2025
Operating right-of-use assets	$295	$308

Operating lease liabilities	$41	$40
Long-term operating lease liabilities	307	318
Total operating lease liabilities	$348	$358

At June 1, 2025 and March 2, 2025, the Company’s weighted average remaining lease terms for its operating leases were 6.14 years and 6.34 years, respectively, and the weighted average borrowing rates for its operating leases were 4.97% and 4.97%, respectively.

6.	STOCK-BASED COMPENSATION

As of June 1, 2025, the Company had a 2018 Stock Option Plan (the “2018 Plan”) and no other stock-based compensation plan. The 2018 Plan was adopted by the Board of Directors of the Company on May 8, 2018, approved by the shareholders of the Company at the Annual Meeting of Shareholders of the Company on July 24, 2018, and amended by the shareholders of the Company on July 18, 2024 and provides for the grant of options to purchase up to 1,550,000 shares of common stock of the Company. Prior to the 2018 Plan, the Company had the 2002 Stock Option Plan (the “2002 Plan”) which had been approved by the Company’s shareholders and provided for the grant of stock options to directors and key employees of the Company. All options granted under the 2018 Plan and 2002 Plan have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant which, pursuant to the terms of such Plans, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted. Options granted under the Plans become exercisable 25% one year after the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire 10 years after the date of grant. Upon termination of employment or service as a director, all options held by the optionee that have not previously become exercisable shall terminate and all other options held by such optionee may be exercised, to the extent exercisable on the date of such termination, for a limited time after such termination. Any shares of common stock subject to an option under the 2018 Plan, which expires or is terminated unexercised as to such shares, shall again become available for issuance under the 2018 Plan.

The future compensation expense to be recognized in earnings before income taxes for options outstanding at June 1, 2025 was $596, which is expected to be recognized ratably over a weighted average vesting period of 1.18 years.

The following is a summary of option activity for the 13 weeks ended June 1, 2025:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance, March 2, 2025	718,950	$12.15
Granted	-	-
Exercised	(15,000)	5.23
Terminated or expired	(5,574)	12.74
Balance, June 1, 2025	698,376	$12.30	6.35	$1,003
Vested and exercisable, June 1, 2025	388,276	$11.93	5.04	$726

7.	EARNINGS PER SHARE

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

The following table sets forth the calculation of basic and diluted earnings per share:

	13 Weeks Ended
	June 1, 2025	June 2, 2024

Net earnings	$2,080	$993

Weighted average common shares outstanding for basic EPS	19,919	20,253
Net effect of dilutive options	49	118
Weighted average shares outstanding for diluted EPS	19,968	20,371

Basic earnings per share	$0.10	$0.05

Diluted earnings per share	$0.10	$0.05

Potentially dilutive securities, which were not included in the computation of diluted earnings per share, because either the effect would have been anti-dilutive or the options’ exercise prices were greater than the average market price of the common stock, were 335,338 and 0 for the 13 weeks ended June 1, 2025 and June 2, 2024, respectively.

8.	SHAREHOLDERS’ EQUITY

On May 23, 2022, the Company announced that its Board of Directors authorized the Company’s purchase, on the open market and in privately negotiated transactions, of up to 1,500,000 additional shares of its common stock. This authorization superseded any unused prior Board of Directors’ authorizations to purchase shares of the Company’s Common Stock. The Company purchased 166,955 and 0 shares of its common stock during the 13 weeks ended June 1, 2025 and June 2, 2024, respectively. As a result, the Company is authorized to purchase up to a total of 781,766 shares of its common stock, representing approximately 3.9% of the Company’s 19,855,838 total outstanding shares as of the close of business on July 9, 2025. There is no assurance the Company will purchase any shares pursuant to this Board of Directors’ authorization. Shares purchased by the Company, if any, will be retained as treasury stock and will be available for use under the Company’s stock option plan and for other corporate purposes.

9.	INCOME TAXES

For the 13 weeks ended June 1, 2025, the Company recorded an income tax provision of $694, which included a discrete income tax provision of $(28). For the 13 weeks ended June 2, 2024, the Company recorded an income tax provision of $376, which included a discrete income tax provision of $19.

The Company’s effective tax rate for the 13 weeks ended June 1, 2025 was 25.0% compared to 27.5% in the comparable prior year period. The effective tax rate for the 13 weeks ended June 1, 2025 was higher than the U.S. statutory rate of 21% primarily due to state and local taxes. The effective tax rate for the 13 weeks ended June 2, 2024 was higher than the U.S. statutory rate of 21% primarily due to state and local taxes and discrete income tax provisions for the accrual of interest related to unrecognized tax benefits.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus deprecation, domestic research cost expensing, and the business interest expense limitation. ASC 740, "Income Taxes", requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, as of the date of enactment, and during the three months ended August 31, 2025, the Company will identify any changes required to its financial statements as a result of the OBBBA. The Company is still evaluating the impact of the OBBBA and the results of such evaluations will be reflected on the Company's Form 10-K for the year ended March 1, 2026.

10.	GEOGRAPHIC REGIONS

The Company’s products are sold to customers in North America, Asia and Europe. The Company’s manufacturing facility is located in Kansas. Sales are attributed to geographic regions based upon the region in which the materials were delivered to the customer. All of the Company’s long-lived assets are located in North America.

Financial information regarding the Company’s operations by geographic region is as follows:

	13 Weeks Ended
	June 1, 2025	June 2, 2024

Net Sales:

North America	$14,315	$11,986
Asia	674	719
Europe	411	1,265
Total net sales	$15,400	$13,970

11.	STORM DAMAGE CHARGE

The Company recorded a charge of $1,052 for storm damage in the 13 weeks ended June 2, 2024.

On May 19, 2024, the Company’s manufacturing facilities in Newton, Kansas were damaged by a strong storm which transitioned the area.  None of the Company’s manufacturing lines or equipment were damaged by the storm.  Although the building structures were secure, the roofs on all three buildings in the Company’s Newton, Kansas campus were damaged and required significant repairs.  Also, multiple specialty HVAC units were damaged or destroyed.  These specialty HVAC units are necessary to control the temperature and humidity in certain manufacturing areas, quality laboratories and R&D laboratories, which is required by certain specifications and certifications the Company is subject to.  The Company’s production lines were returned to full production within two weeks of the storm.

The Company did not lose any sales for the 2025 fiscal year; however, $1.8 million of sales originally planned to be delivered could not be delivered before the end of the first quarter ended June 2, 2024 due to storm related delays.

The Company paid its employees for the days immediately following the storm despite many not being able to work while others worked on the clean-up of the storm damage to the facilities. The Company incurred $78 of payroll and related costs for lost production time and employees working on clean-up.

The charge recorded by the Company in fiscal 2025 included an asset damage charge, emergency services by outside contractors, rental of temporary HVAC units and the cost of employee downtime or time spent on the clean-up of the storm damage to the facilities. There were no such charges in fiscal 2026.

12.	COMMITMENTS AND CONTINGENCIES

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

Commitments

On March 27, 2025, Park and ArianeGroup SAS entered into an agreement under which Park would advance funds to ArianeGroup SAS against future purchases of C2®B product in the total amount of €4,587 payable in three installments in 2025, 2026, and 2027. The advance would be paid as follows: €1,376 was paid in April 2025 (actual cost of $1,564), €1,835 to be paid in the first quarter of fiscal 2027 (approximately $2,200 based on July 3, 2025 exchange rates) and €1,376 to be paid in the first quarter of fiscal 2028 (approximately $1,600 based on July 3, 2025 exchange rates). These advanced funds are to be used to help fund the purchase and installation, by ArianeGroup SAS, of additional manufacturing equipment for ArianeGroup SAS’ production of C2®B product. Under the agreement, the Company commits to purchase C2®B product through December 2033 at an estimated cost of €36,000. The Company had a remaining advance of $1,564 recorded in Other Assets on the Condensed Consolidated Balance Sheet at June 1, 2025.

13.	OPERATING SEGMENT

The Company operates in a single segment. The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The CODM assesses the performance of this reportable segment and allocates resources on a consolidated basis using the entity-wide revenues and expense information reported on the Condensed Consolidated Statements of Operations. The primary measure of segment profit is consolidated net income as reported on the Condensed Consolidated Statements of Operations. In addition, segment assets reviewed by the CODM are reported on the Company’s Condensed Consolidated Balance Sheets as total assets.

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

Park Aerospace Corp. (“Park” or the “Company”) develops and manufactures solution and hot-melt advanced composite materials used to produce composite structures for the global aerospace markets. Park’s advanced composite materials include film adhesives and lightning strike protection materials. Park offers an array of composite materials specifically designed for hand lay-up or automated fiber placement (“AFP”) manufacturing applications. Park’s advanced composite materials are used to produce primary and secondary structures for jet engines, large and regional transport aircraft, military aircraft, Unmanned Aerial Vehicles (“UAV”s commonly referred to as “drones”), business jets, general aviation aircraft and rotary wing aircraft. Park also offers specialty ablative materials for rocket motors and nozzles and specially designed materials for radome applications. As a complement to Park’s advanced composite materials offering, Park designs and fabricates composite parts, structures and assemblies and low volume tooling for the aerospace industry. Target markets for Park’s composite parts and structures (which include Park’s proprietary composite Sigma StrutTM and Alpha StrutTM product lines) are, among others, prototype and development aircraft, special mission aircraft, spares for legacy military and civilian aircraft and exotic spacecraft.

Financial Overview

On May 19, 2024, the Company’s manufacturing facilities in Newton, Kansas were damaged by a strong storm which transitioned the area.  None of the Company’s manufacturing lines or equipment were damaged by the storm.  The roofs on all three buildings in the Company’s Newton, Kansas campus required repairs or replacement.  Also, multiple specialty HVAC units were damaged or destroyed. The Company recorded a charge of $1.1 million in the 13 weeks ended June 2, 2024 related to the damage and related repair and downtime costs. There were no corresponding charges in the 13 weeks ended June 1, 2025.

The Company's total net sales in the 13 weeks ended June 1, 2025 were $15.4 million compared to $14.0 million in the 13 weeks ended June 2, 2024. The increase in sales was primarily due to the impact on disruptions in production and shipping resulting from the storm damage that occurred late in the first quarter of the 2025 fiscal year. The Company expected to have an additional $1.8 million in sales in the 13 weeks ended June 2, 2024 that did not ship due to the disruption in operations resulting from the storm.

The Company’s gross profit margins, measured as percentages of sales, were 30.6% in the 13 weeks ended June 1, 2025 compared to 29.3% in the 13 weeks ended June 2, 2024. The higher gross profit margin for the 13 weeks ended June 1, 2025 was primarily due to higher sales volume in the 13 weeks ended June 1, 2025 noted above and, to a lesser extent, lower waste, partially offset by the costs related to bringing up new manufacturing lines to ramp up capacity in preparation for increases in customer program volumes.

The Company’s earnings from operations before income taxes and net earnings increased 102.6% and 109.5%, respectively, in the 13 weeks ended June 1, 2025 compared to the 13 weeks ended June 2, 2024, primarily as a result of the negative impact of the storm damage that occurred in the 13 weeks ended June 2, 2024. The 13 weeks ended June 1, 2025 were also negatively impacted by higher salaries, travel expenses, legal and professional fees and higher labor costs related to higher headcount.

The Company continues to experience inflation in costs of raw materials and supplies, freight costs and other costs and expenses. In addition, the Company has also been impacted by the increase in global tariffs. The impact of inflation and tariffs on the Company’s profits has been largely mitigated by the Company’s ability to adjust pricing for a large portion of its sales to pass the impact of inflation through to its customers.

Programs in which the Company participates as a supplier are, in some cases, experiencing supply chain issues from other suppliers to the programs that could result in delays in production for certain customers of the Company. The Company’s sales may be impacted by these supply chain challenges its customers are experiencing from other suppliers.

The Company has a number of long-term contracts pursuant to which certain of its customers, some of which represent a substantial portion of the Company’s revenue, places orders. Long-term contracts with the Company’s customers are primarily requirements-based and do not guarantee quantities. An order forecast is generally agreed concurrently with pricing for any applicable long-term contract. This order forecast is then typically updated periodically during the term of the contract. Purchase orders are generally received by the Company more than three months in advance of delivery.

Under a Business Partner Agreement with ArianeGroup SAS of Les Mureaux, France, Park is the exclusive North American distributor of ArianeGroup’s RAYCARB C2®B NG proprietary product.  RAYCARB C2®B NG is used to produce ablative composite materials for critical rocketry and missile systems. Park is a long-term customer of ArianeGroup and uses ArianeGroup’s RAYCARB C2®B NG product in the production of many of Park’s key ablative materials, which Park supplies into critical rocket and missile programs. On March 27, 2025, Park and ArianeGroup entered into an agreement under which Park would advance funds to ArianeGroup against future purchases of C2®B product in the total amount in Euros of €4,587,000 payable in three installments in 2025, 2026, and 2027. These advanced funds are to be used to help fund the purchase and installation, by ArianeGroup, of additional manufacturing equipment for ArianeGroup’s production of C2®B product.

Results of Operations:

The following table sets forth the components of the condensed consolidated statements of operations:

	13 Weeks Ended
(Amounts in thousands, except per share	June 1,	June 2,	%
amounts)	2025	2024	Change

Net sales	$15,400	$13,970	10.2%
Cost of sales	10,682	9,871	8.2%
Gross profit	4,718	4,099	15.1%
Selling, general and administrative expenses	2,299	2,017	14.0%
Earnings from operations	2,419	2,082	16.2%
Storm damage charge	-	(1,052)	(100.0)%
Interest and other income	355	339	4.7%
Earnings from operations before income taxes	2,774	1,369	102.6%
Income tax provision	694	376	84.6%
Net earnings	$2,080	$993	109.5%

Earnings per share:
Basic:
Basic earnings per share	$0.10	$0.05	100.0%

Diluted:
Diluted earnings per share	$0.10	$0.05	100.0%

Net Sales

The Company's total net sales in the 13 weeks ended June 1, 2025 were $15.4 million compared to $14.0 million in the 13 weeks ended June 2, 2024. The increase in sales was primarily due to disruptions in production and shipping resulting from the storm damage that occurred late in the first quarter of fiscal year 2025. The Company expected to have an additional $1.8 million in sales in the 13 weeks ended June 2, 2024 that did not ship due to the disruption in operations resulting from the storm.

Gross Profit

The Company’s gross profit margins, measured as percentages of sales, were 30.6% in the 13 weeks ended June 1, 2025 compared to 29.3% in the 13 weeks ended June 2, 2024. The higher gross profit margin for the 13 weeks ended June 1, 2025 was primarily due to the negative impact in the prior fiscal year resulting from the storm damage mentioned above and, to a lesser extent, lower waste in the current fiscal year, which was partially offset by the costs related to bringing up the new manufacturing lines to ramp up capacity in preparation for increases in customer program volumes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased compared to the prior year’s comparable period, and these expenses, measured as percentages of sales, were 14.9% in the 13 weeks ended June 1, 2025 compared to 14.4% in the 13 weeks ended June 2, 2024. The increase in selling, general and administrative expenses was primarily due to higher salaries, travel expenses and professional and legal fees in the 13 weeks ended June 1, 2025.

Selling, general and administrative expenses included stock option expenses of $88,000 for the 13 weeks ended June 1, 2025, compared to stock option expenses of $89,000 in the 13 weeks ended June 2, 2024.

Earnings from Operations

For the reasons set forth above, the Company’s earnings from operations were $2.4 million for the 13 weeks ended June 1, 2025 compared to $2.1 million for the 13 weeks ended June 2, 2024.

Storm Damage

The Company recorded a charge of $1.1 million for storm damage in the 13 weeks ended June 2, 2024.

On May 19, 2024, the Company’s manufacturing facilities in Newton, Kansas were damaged by a strong storm which transited the area.  None of the Company’s manufacturing lines or equipment were damaged by the storm.  The roofs on all three buildings in the Company’s Newton, Kansas campus required repairs.  Also, multiple specialty HVAC units were damaged or destroyed.  These specialty HVAC units are necessary to control the temperature and humidity in certain manufacturing areas, quality laboratories and R&D laboratories, as required by certain specifications and certifications the Company is subject to.

The Company did not lose any sales for the 2025 fiscal year; however, $1.8 million of sales could not be delivered before the end of the first quarter ended June 2, 2024 due to storm related delays.

The Company paid its employees for the days immediately following the storm despite many not being able to work while others worked on the clean-up of the storm damage to the facilities. The Company incurred $78,000 of payroll and related costs for lost production time and employees working on the clean-up.

The $1.1 million charge recorded by the Company included an asset damage charge, emergency services by outside contractors, rental of temporary HVAC units and the cost of employee downtime or time spent on the clean-up of the storm damage to the facilities. There were no corresponding charges in fiscal 2026.

Interest and Other Income

Interest and other income was $355,000 for the 13 weeks ended June 1, 2025, compared to $339,000 for the prior year’s comparable period. Interest income increased 4.7% for the 13 weeks ended June 1, 2025 due to higher returns partially offset by lower invested balances. During the 13 weeks ended June 1, 2025, the Company earned interest income principally from its investments, which consisted primarily of short-term instruments and money market funds.

Income Tax Provision

For the 13 weeks ended June 1, 2025, the Company recorded an income tax provision of $694,000, which included a discrete income tax benefit of $(28,000) for the excess tax benefits of stock option exercises in the 13 weeks ended June 1, 2025 partially offset by the accrual of interest related to unrecognized tax benefits. For the 13 weeks ended June 2, 2024, the Company recorded an income tax provision of $376,000, which included a discrete income tax provision of $19,000 for the accrual of interest related to unrecognized tax benefits.

The Company’s effective tax rate for the 13 weeks ended June 1, 2025 was 25.0% compared to 27.5% in the prior year’s comparable period. The effective tax rate for the 13 weeks ended June 1, 2025 was higher than the U.S. statutory rate of 21% primarily due to state and local taxes. The effective rate for the 13 weeks ended June 2, 2024 was higher than the U.S. statutory rate of 21% primarily due to state and local taxes and the accrual of interest related to unrecognized tax benefits.

Net Earnings

For the reasons set forth above, the Company’s net earnings for the 13 weeks ended June 1, 2025 were $2.1 million compared to net earnings of $1.0 million for the 13 weeks ended June 2, 2024.

Basic and Diluted Earnings Per Share

In the 13 weeks ended June 1, 2025, basic and diluted earnings per share were $0.10 compared to basic and diluted earnings per share of $0.05 in the 13 weeks ended June 2, 2024, including the storm damage charge of $1.1 million.

Liquidity and Capital Resources:

(Amounts in thousands)	June 1,	March 2,
	2025	2022	Change

Cash and cash equivalents and marketable securities	$65,571	$68,834	$(3,263)
Working capital	77,204	81,033	(3,829)

	13 Weeks Ended
(Amounts in thousands)	June 1,	June 2,
	2025	2024	Change

Net cash provided by (used in) operating activities	$1,590	$(423)	$2,013
Net cash provided by investing activities	1,999	469	1,530
Net cash used in financing activities	(4,586)	(2,532)	(2,054)

Cash and Marketable Securities

Of the $65.6 million of cash and cash equivalents and marketable securities at June 1, 2025, $31.4 million was owned by one of the Company’s wholly-owned foreign subsidiaries.

The change in cash and cash equivalents and marketable securities at June 1, 2025 compared to March 2, 2025 was the result of repurchases of treasury shares of $2.2 million in the 13 weeks ended June 1, 2025, a supplier advance of $1.6 million paid in April 2025 and dividends paid to shareholders, partially offset by cash provided by operating activities and a number of additional factors. The significant changes in cash provided by operating activities were as follows:

●	inventories decreased by 6% at June 1, 2025 compared to March 2, 2025 primarily due to the timing of raw material purchases;

●	prepaid expenses and other current assets increased by 52% at June 1, 2025 compared to March 2, 2025 primarily due to higher prepaid taxes;

●	other assets increased $1.6 million during the 13 weeks ended June 1, 2025 due to a long-term supplier advance paid during the quarter;

●	accounts payable decreased by 32% at June 1, 2025 compared to March 2, 2025 primarily due to lower inventory;

●	accrued liabilities increased by 22% at June 1, 2025 compared to March 2, 2025 primarily due to higher professional fees and other expenses; and

●	income taxes payable increased 25% at June 1, 2025 compared to March 2, 2025 primarily due to earnings in the 13 weeks ended June 1, 2025.

In addition, the Company paid $2.5 million in cash dividends in both the 13-week period ended June 1, 2025 and the 13-week period ended June 2, 2024.

Working Capital

The decrease in working capital at June 1, 2025 compared to March 2, 2025 was due principally to the repurchases of treasury shares of $2.2 million in the 13 weeks ended June 1, 2025, the payment of a long-term advance to a supplier of $1.6 million during the period and lower inventories offset by lower current liabilities at June 1, 2025.

The Company's current ratio (the ratio of current assets to current liabilities) was 8.6 to 1.0 at June 1, 2025 compared to 9.7 to 1.0 at March 2, 2025.

Cash Flows

During the 13 weeks ended June 1, 2025, the Company had operating cash flows of $1.6 million. During the same 13-week period, the Company expended $481,000 for the purchase of property, plant and equipment, compared with $12,000 during the 13 weeks ended June 2, 2024. The Company paid $2.5 million in cash dividends in the 13-week period ended June 1, 2025.

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

Contractual Obligations:

The Company’s contractual obligations and other commercial commitments to make future payments under contracts, such as lease agreements, consist only of (i) operating lease commitments and (ii) commitments to purchase raw materials. In March 2025, the Company entered into an agreement with a supplier, ArianeGroup SAS, under which the Company would advance funds against future purchases. The agreement requires payments of €4,587 over three years, of which €1,376 was paid in April 2025 (actual cost of $1,564), €1,834 (approximately $2,127 based on June 24, 2025 exchange rates) is due in the first quarter of fiscal 2027 and €1,376 (approximately $1,596 based on June 24, 2025 exchange rates) is due in the first quarter of fiscal 2028. Under the agreement, the Company commits to purchase C2®B product through December 2033 at an estimated cost of €36,000. The Company has no other long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments or contingent commitments, other than two standby letters of credit in the total amount of $140,000, to secure the Company’s obligations under its workers’ compensation insurance program.

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

The Company’s critical accounting policies that are important to the Condensed Consolidated Financial Statements and that entail, to a significant extent, the use of estimates and assumptions and the application of management’s judgment, are described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Company’s Annual Report on Form 10-K for the fiscal year ended March 2, 2025. There have been no significant changes to such accounting policies during the 2026 fiscal year first quarter.

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

Factors That May Affect Future Results.

Certain portions of this report which do not relate to historical financial information may be deemed to constitute forward-looking statements that are subject to various factors which could cause actual results to differ materially from the Company’s expectations or from results which might be projected, forecasted, estimated or budgeted by the Company in forward-looking statements. Such factors include, but are not limited to, general conditions in the aerospace industry, the Company’s competitive position, the status of the Company’s relationships with its customers, economic conditions in international markets, the cost and availability of raw materials, transportation and utilities, and the various factors set forth under the caption “Factors That May Affect Future Results” in Item 1 and in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended March 2, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s market risk exposure at June 1, 2025 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended March 2, 2025.

Item 4. Controls and Procedures.

(a)    Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 1, 2025, the end of the quarterly fiscal period covered by this quarterly report. Based on such evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes in the risk factors as previously disclosed in the Company’s Form 10-K Annual Report for the fiscal year ended March 2, 2025.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to shares of the Company’s common stock acquired by the Company during each month included in the Company’s 2026 fiscal year first quarter ended June 1, 2025:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

March 3 - April 1	9,033	$13.22	9,033

April 2 - May 1	157,922	$12.94	157,922

May 2 - June 1	-	$-	-

Total	166,955	$12.96	166,955	781,766 (a)

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 1, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 1, 2025 (unaudited) and March 2, 2025; (ii) Condensed Consolidated Statements of Operations for the 13 weeks ended June 1, 2025 and June 2, 2024 (unaudited); (iii) Condensed Consolidated Statements of Comprehensive Earnings for the 13 weeks ended June 1, 2025 and June 2, 2024 (unaudited); (iv) Condensed Consolidated Statements of Shareholders’ Equity at June 1, 2025 (unaudited) and June 2, 2024; and (v) Condensed Consolidated Statements of Cash Flows for the 13 weeks ended June 1, 2025 and June 2, 2024 (unaudited). * +

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 1, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 1, 2025 (unaudited) and March 2, 2025; (ii) Condensed Consolidated Statements of Operations for the 13 weeks ended June 1, 2025 and June 2, 2024 (unaudited); (iii) Condensed Consolidated Statements of Comprehensive Earnings for the 13 weeks ended June 1, 2025 and June 2, 2024 (unaudited); (iv) Condensed Consolidated Statements of Shareholders’ Equity at June 1, 2025 (unaudited) and June 2, 2024; and (v) Condensed Consolidated Statements of Cash Flows for the 13 weeks ended June 1, 2025 and June 2, 2024 (unaudited). * +

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

Park Aerospace Corp.
(Registrant)

Date: July 16, 2025	/s/ Brian E. Shore
Brian E. Shore Chief Executive Officer (principal executive officer)

Date: July 16, 2025	/s/ Christopher Goldner
Christopher Goldner Vice President – Finance (principal financial officer) (principal accounting officer)