Form 10-Q
period 2025-08-31
PARK AEROSPACE CORP
filed 2025-10-14
CIK 76267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,905,823 as of October 7, 2025.

PARK AEROSPACE CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	August 31, 2025 (unaudited)	March 2, 2025*
ASSETS
Current assets
Cash and cash equivalents	$29,543	$21,621
Marketable securities (Note 3)	32,010	47,213
Accounts receivable, less allowance for credit losses of $73 and $125, respectively	12,640	12,903
Inventories (Note 4)	8,101	7,213
Prepaid expenses and other current assets	1,012	1,344
Total current assets	83,306	90,294

Property, plant and equipment, net	21,403	21,650
Operating right-of-use assets (Note 5)	282	308
Goodwill and other intangible assets	9,776	9,776
Other assets	1,681	80
Total assets	$116,448	$122,108

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,324	$2,513
Operating lease liability (Note 5)	42	40
Accrued liabilities	1,250	1,318
Income taxes payable	125	5,390
Total current liabilities	4,741	9,261

Long-term operating lease liability (Note 5)	296	318
Deferred income taxes (Note 9)	5,541	5,304
Other liabilities	75	71
Total liabilities	10,653	14,954

Commitments and contingencies (Note 12)

Shareholders' equity (Note 8)
Common stock	2,096	2,096
Additional paid-in capital	170,053	170,265
Accumulated deficit	(50,047)	(49,550)
Accumulated other comprehensive loss	(215)	(665)
	121,887	122,146
Less treasury stock, at cost	(16,092)	(14,992)
Total shareholders' equity	105,795	107,154
Total liabilities and shareholders' equity	$116,448	$122,108

* The Condensed Consolidated Balance Sheet at March 2, 2025 has been derived from the audited Consolidated Financial Statements at that date.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	13 Weeks Ended (Unaudited)		26 Weeks Ended (Unaudited)
	August 31,	September 1,	August 31,	September 1,
	2025	2024	2025	2024
Net sales	$16,381	$16,709	$31,781	$30,679
Cost of sales	11,265	11,952	21,947	21,823
Gross profit	5,116	4,757	9,834	8,856
Selling, general and administrative expenses	2,271	2,140	4,570	4,157
Earnings from operations	2,845	2,617	5,264	4,699
Storm damage charge (Note 11)	-	(46)	-	(1,098)
Interest and other income	390	245	745	584
Earnings from operations before income taxes	3,235	2,816	6,009	4,185
Income tax provision (Note 9)	831	750	1,525	1,126
Net earnings	$2,404	$2,066	$4,484	$3,059

Earnings per share (Note 7)
Basic:
Basic earnings per share	$0.12	$0.10	$0.23	$0.15
Basic weighted average shares	19,875	20,216	19,897	20,234

Diluted:
Diluted earnings per share	$0.12	$0.10	$0.22	$0.15
Diluted weighted average shares	19,986	20,291	19,977	20,331

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts in thousands)

	13 Weeks Ended (Unaudited)		26 Weeks Ended (Unaudited)
	August 31,	September 1,	August 31,	September 1,
	2025	2024	2025	2024
Net earnings	$2,404	$2,066	$4,484	$3,059
Other comprehensive earnings, net of tax:
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	202	758	429	1,016
Unrealized losses on marketable securities:
Unrealized holding losses arising during the period	(3)	-	(15)	(35)
Less: reclassification adjustment for losses included in net earnings	36	40	36	40
Other comprehensive earnings	235	798	450	1,021
Total comprehensive earnings	$2,639	$2,864	$4,934	$4,080

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share and per share amounts)

					Accumulated
					Other
	Common Stock		Additional Paid-in	Accumulated	Comprehensive (Loss)	Treasury Stock
	Shares	Amount	Capital	Deficit	Earnings	Shares	Amount
Balance, March 2, 2025	20,965,144	$2,096	$170,265	$(49,550)	$(665)	962,476	$(14,992)

Net earnings	-	-	-	2,080	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	215	-	-
Stock options exercised	-	-	(150)	-	-	(15,000)	228
Stock-based compensation	-	-	88	-	-	-	-
Repurchase of treasury shares	-	-	-	-	-	166,955	(2,165)
Cash dividends ($0.125 per share)	-	-	-	(2,499)	-	-	-
Balance, June 1, 2025	20,965,144	$2,096	$170,203	$(49,969)	$(450)	1,114,431	$(16,929)

Net earnings	-	-	-	2,404	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	235	-	-
Stock options exercised	-	-	(251)	-	-	(55,110)	837
Stock-based compensation	-	-	101	-	-	-	-
Cash dividends ($0.125 per share)	-	-	-	(2,482)	-	-	-
Balance, August 31, 2025	20,965,144	$2,096	$170,053	$(50,047)	$(215)	1,059,321	$(16,092)

					Accumulated
					Other
	Common Stock		Additional Paid-in	Accumulated	Comprehensive (Loss)	Treasury Stock
	Shares	Amount	Capital	Deficit	Earnings	Shares	Amount

Balance, March 3, 2024	20,965,144	$2,096	$170,445	$(45,374)	$(2,271)	711,783	$(11,982)

Net earnings	-	-	-	993	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	223	-	-
Stock-based compensation	-	-	89	-	-	-	-
Cash dividends ($0.125 per share)	-	-	-	(2,532)	-	-	-
Balance, June 2, 2024	20,965,144	$2,096	$170,534	$(46,913)	$(2,048)	711,783	$(11,982)

Net earnings	-	-	-	2,066	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	798	-	-
Stock options exercised	-	-	(9)	-	-	(2,062)	35
Stock-based compensation	-	-	101	-	-	-	-
Repurchase of treasury shares	-	-	-	-	-	149,633	(1,888)
Cash dividends ($0.125 per share)	-	-	-	(2,532)	-	-	-
Balance, September 1, 2024	20,965,144	$2,096	$170,626	$(47,379)	$(1,250)	859,354	$(13,835)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	26 Weeks Ended (Unaudited)
	August 31,	September 1,
	2025	2024
Cash flows from operating activities:
Net earnings	$4,484	$3,059
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Non-cash storm damage charge	-	887
Depreciation and amortization	911	927
Stock-based compensation	189	190
Provision for credit losses	8	8
Deferred income taxes	237	(135)
Amortization of bond premium	8	84
Loss on sale of marketable securities	50	55
Changes in operating assets and liabilities	(6,414)	(4,052)
Net cash (used in) provided by operating activities	(527)	1,023

Cash flows from investing activities:
Purchase of property, plant and equipment	(664)	(206)
Purchases of marketable securities	(2,440)	(7,772)
Proceeds from sales and maturities of marketable securities	18,035	15,467
Net cash provided by investing activities	14,931	7,489

Cash flows from financing activities:
Dividends paid	(4,981)	(5,064)
Proceeds from exercise of stock options	664	26
Purchase of treasury stock	(2,165)	(1,888)
Net cash used in financing activities	(6,482)	(6,926)

Increase in cash and cash equivalents:	7,922	1,586
Cash and cash equivalents, beginning of period	21,621	6,567
Cash and cash equivalents, end of period	$29,543	$8,153

Supplemental disclosure of non-cash activities:
Addition to operating right-of-use asset from new operating lease liability	$-	$267

Supplemental cash flow information:
Cash paid during the period for income taxes, net of refunds	$6,183	$5,199

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share (unless otherwise stated), per share and option amounts)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Condensed Consolidated Balance Sheet and the Condensed Consolidated Statement of Shareholders’ Equity as of August 31, 2025, the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Earnings for the 13 weeks and 26 weeks ended August 31, 2025 and September 1, 2024, and the Condensed Consolidated Statements of Cash Flows for the 26 weeks ended August 31, 2025 and September 1, 2024 have been prepared by Park Aerospace Corp. (the “Company”), without audit. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at August 31, 2025 and the results of operations and cash flows for all periods presented. The Condensed Consolidated Statements of Operations are not necessarily indicative of the results to be expected for the full fiscal year or any subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 2, 2025. There have been no significant changes to such accounting policies during the 26 weeks ended August 31, 2025.

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

The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying value due to their short-term nature. Certain assets and liabilities of the Company are required to be recorded at fair value on either a recurring or non-recurring basis. On a recurring basis, the Company records its marketable securities at fair value using Level 1 or Level 2 inputs. (See Note 3)

The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and any long-lived assets written down to fair value. To measure fair value of such assets, the Company uses Level 3 inputs consisting of techniques including an income approach and a market approach. The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the discounted cash flow analysis require the exercise of significant judgment, including judgment about appropriate discount rates, terminal values, growth rates and the amount and timing of expected future cash flows. With respect to goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that fair value is less than carrying value. If, based on that assessment, the Company believes it is more likely than not that fair value is less than carrying value, a goodwill impairment test is performed. There have been no changes in events or circumstances which required impairment charges to be recorded during the 13 weeks and 26 weeks ended August 31, 2025.

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

The following is a summary of available-for-sale securities:

	August 31, 2025
	Total	Level 1	Level 2	Level 3
U.S. Treasury and other government securities	$32,010	$32,010	$-	$-
Total marketable securities	$32,010	$32,010	$-	$-

	March 2, 2025
	Total	Level 1	Level 2	Level 3
U.S. Treasury and other government securities	$47,213	$47,213	$-	$-
Total marketable securities	$47,213	$47,213	$-	$-

The following table shows the amortized cost basis of, and gross unrealized gains and losses on, the Company’s available-for-sale securities:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses
August 31, 2025:
U.S. Treasury and other government securities	$32,304	$9	$303
Total marketable securities	$32,304	$9	$303

March 2, 2025:
U.S. Treasury and other government securities	$48,124	$24	$935
Total marketable securities	$48,124	$24	$935

The estimated fair values of such securities at August 31, 2025 by contractual maturity are shown below:

Due in one year or less	$28,132
Due after one year through five years	3,878
$32,010

4.	INVENTORIES

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

	August 31,	March 2,
	2025	2025
Inventories:
Raw materials	$5,553	$4,768
Work-in-process	1,099	727
Finished goods	1,449	1,718
	$8,101	$7,213

5.	LEASES

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

Future minimum lease payments under non-cancellable operating leases as of August 31, 2025 are as follows:

Fiscal Year:
2026	$29
2027	59
2028	61
2029	65
2030	59
Thereafter	143
Total undiscounted operating lease payments	416
Less imputed interest	(78)
Present value of operating lease payments	$338

The above payment schedule includes renewal options that the Company is reasonably likely to exercise. Leases with an initial term of 12 months or less are not recorded on the Company’s Condensed Consolidated Balance Sheet. The Company recognizes lease expense for these leases on a straight-line basis over the terms of the leases.

For the 13 weeks and 26 weeks ended August 31, 2025, the Company’s operating lease expenses were $17 and $34, respectively. Cash payments of $28, pertaining to operating leases, are reflected in the cash flow statement under cash flows from operating activities.

The following table sets forth the right-of-use assets and operating lease liabilities as of August 31, 2025:

Operating right-of-use assets	$282

Operating lease liabilities	$42
Long-term operating lease liabilities	296
Total operating lease liabilities	$338

The Company’s weighted average remaining lease term for its operating leases is 6.0 years.

6.	STOCK-BASED COMPENSATION

As of August 31, 2025, the Company had a 2018 Stock Option Plan (the “2018 Plan”) and no other stock-based compensation plan. The 2018 Plan was adopted by the Board of Directors of the Company on May 8, 2018, approved by the shareholders of the Company at the Annual Meeting of Shareholders of the Company on July 24, 2018, and amended by the shareholders of the Company on July 18, 2024 and provides for the grant of options to purchase up to 1,550,000 shares of common stock of the Company. Prior to the 2018 Plan, the Company had the 2002 Stock Option Plan (the “2002 Plan”) which had been approved by the Company’s shareholders and provided for the grant of stock options to directors and key employees of the Company. All options granted under the 2018 Plan and 2002 Plan have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant which, pursuant to the terms of such Plans, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted. Options granted under the Plans become exercisable 25% one year after the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire 10 years after the date of grant. Upon termination of employment or service as a director, all options held by the optionee that have not previously become exercisable shall terminate and all other options held by such optionee may be exercised, to the extent exercisable on the date of such termination, for a limited time after such termination. Any shares of common stock subject to an option under the 2018 Plan, which expires or is terminated unexercised as to such shares, shall again become available for issuance under the 2018 Plan.

During the 26 weeks ended August 31, 2025, the Company granted options to its directors and certain of its employees under the 2018 Plan to purchase a total of 148,700 shares of common stock. The future compensation expense to be recognized in earnings before income taxes is $476 and will be recorded on a straight-line basis over the requisite service period. The weighted average fair value of the granted options was $3.32 per share using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.10%-4.35%; expected volatility factor of 24.0%-27.3%; expected dividend yield of 3.57%; and estimated option term of 5.9-9.2 years.

The risk-free interest rates were based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the estimated terms of the options at the date of the grant. Volatility factors were based on historical volatility of the Company’s common stock. The expected dividend yields were based on the regular quarterly cash dividend per share most recently declared by the Company and on the exercise price of the options granted during the 13 weeks and 26 weeks ended August 31, 2025. The estimated term of the options was based on evaluations of the historical and expected future employee exercise behavior.

The future compensation expense to be recognized in earnings before income taxes for options outstanding at August 31, 2025 was $970, which is expected to be recognized ratably over a weighted average vesting period of 1.47 years.

The following is a summary of option activity for the 26 weeks ended August 31, 2025:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance, March 2, 2025	718,950	$12.15
Granted	148,700	14.00
Exercised	(70,110)	9.48
Terminated or expired	(24,475)	12.88
Balance, August 31, 2025	773,065	$12.73	6.94	$4,648
Vested and exercisable, August 31, 2025	450,748	$12.26	5.57	$2,919

7.	EARNINGS PER SHARE

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

The following table sets forth the calculation of basic and diluted earnings per share:

	13 Weeks Ended		26 Weeks Ended
	August 31, 2025	September 1, 2024	August 31, 2025	September 1, 2024
Net earnings	$2,404	$2,066	$4,484	$3,059

Weighted average common shares outstanding for basic EPS	19,875	20,216	19,897	20,234
Net effect of dilutive options	111	75	80	97
Weighted average shares outstanding for diluted EPS	19,986	20,291	19,977	20,331
Basic earnings per share	$0.12	$0.10	$0.23	$0.15
Diluted earnings per share	$0.12	$0.10	$0.22	$0.15

Potentially dilutive securities, which were not included in the computation of diluted earnings per share, because either the effect would have been anti-dilutive or the options’ exercise prices were greater than the average market price of the common stock, were 147,000 and 84,000 for the 13 weeks ended August 31, 2025 and September 1, 2024, respectively, and 241,000 and 42,000 for the 26 weeks ended August 31, 2025 and September 1, 2024, respectively.

8.	SHAREHOLDERS’ EQUITY

On May 23, 2022, the Company announced that its Board of Directors authorized the Company’s purchase, on the open market and in privately negotiated transactions, of up to 1,500,000 additional shares of its common stock. This authorization supersedes any unused prior Board of Directors’ authorizations to purchase shares of the Company’s common stock. The Company purchased 166,955 and 149,633 shares of its common stock during the 26 weeks ended August 31, 2025 and September 1, 2024, respectively. As a result, the Company is authorized to purchase up to a total of 781,766 shares of its common stock, representing approximately 3.9% of the Company’s 19,905,823 total outstanding shares as of the close of business on October 7, 2025. There is no assurance the Company will purchase any shares pursuant to this Board of Directors’ authorization. Shares purchased by the Company, if any, will be retained as treasury stock and will be available for use under the Company’s stock option plan and for other corporate purposes.

9.	INCOME TAXES

For the 13 weeks and 26 weeks ended August 31, 2025, the Company recorded income tax provisions from operations of $831 and $1,525, respectively, which included discrete income tax provisions of $(10) and $(38), respectively. For the 13 weeks and 26 weeks ended September 1, 2024, the Company recorded income tax provisions from operations of $750 and $1,126, respectively, which included discrete income tax provisions of $22 and $41, respectively.

The Company’s effective tax rates for the 13 weeks and 26 weeks ended August 31, 2025 were 25.7% and 25.4%, respectively, compared to 26.6% and 26.9% in the comparable prior periods. The effective tax rates for the 13 weeks and 26 weeks ended August 31, 2025 were higher than the U.S. statutory rate of 21% primarily due to state and local taxes and a discrete income tax provision for the accrual of interest related to unrecognized tax benefits. The effective rates for the 13 weeks and 26 weeks ended September 1, 2024 were higher than the U.S. statutory rate of 21% primarily due to state and local taxes and a discrete income tax provision for the accrual of interest related to unrecognized tax benefits.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, "Income Taxes", requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The Company has completed its initial assessment of the OBBBA corporate tax provisions which were enacted on July 4, 2025. OBBBA contained a number of U.S. corporate tax provisions of which the Company elected to expense U.S. incurred research or experimental expenditures immediately and full bonus depreciation for certain assets placed into service after January 19, 2025. As a result of the Company's elections, it is expected that in 2025 U.S. cash taxes will decrease with no material impact to its effective tax rate.

10.	GEOGRAPHIC REGIONS

The Company’s products are sold to customers in North America, Asia and Europe. The Company’s manufacturing facility is located in Kansas. Sales are attributed to geographic regions based upon the region in which the materials were delivered to the customer. All of the Company’s long-lived assets are located in North America.

Financial information regarding the Company’s continuing operations by geographic region is as follows:

	13 Weeks Ended		26 Weeks Ended
	August 31, 2025	September 1, 2024	August 31, 2025	September 1, 2024
Sales:

North America	$15,811	$15,284	$30,126	$27,270
Asia	49	176	460	895
Europe	521	1,249	1,195	2,514
Total sales	$16,381	$16,709	$31,781	$30,679

11.	STORM DAMAGE CHARGE

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

Commitments

On March 27, 2025, Park and ArianeGroup SAS entered into an agreement under which Park would advance funds to ArianeGroup SAS against future purchases of C2®B product in the total amount of €4,587 payable in three installments in 2025, 2026, and 2027. The advance would be paid as follows: €1,376 was paid in April 2025 (actual cost of $1,564), €1,835 to be paid in the first quarter of fiscal 2027 (approximately $2,149 based on October 7, 2025 exchange rates) and €1,376 to be paid in the first quarter of fiscal 2028 (approximately $1,611 based on October 7, 2025 exchange rates). These advanced funds are to be used to help fund the purchase and installation, by ArianeGroup SAS, of additional manufacturing equipment for ArianeGroup SAS’ production of C2®B product. Under the agreement, the Company commits to purchase C2®B product through December 2033 at an estimated cost of €36,000. The Company has a remaining advance of $1,608 in Other Assets on the Condensed Consolidated Balance Sheet at August 31, 2025.

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

Financial Overview

On May 19, 2024, the Company’s manufacturing facilities in Newton, Kansas were damaged by a strong storm which transited the area.  None of the Company’s manufacturing lines or equipment were damaged by the storm.  The roofs on all three buildings in the Company’s Newton, Kansas campus required repairs or replacement.  Also, multiple specialty HVAC units were damaged or destroyed. The Company recorded a charge of $1.1 million in the 26 weeks ended September 1, 2024 related to the damage and repair and downtime costs. There were no corresponding charges in the 26 weeks ended August 31, 2025.

The Company's net sales in the 13 weeks and 26 weeks ended August 31, 2025 were $16.4 million and $31.8 million, respectively, compared to $16.7 million and $30.7 million, respectively, in the 13 weeks and 26 weeks ended September 1, 2024. Net sales for the 13 weeks ended August 31, 2025 were marginally lower than in the comparable period of the prior fiscal year while net sales for the 26 weeks ended August 31, 2025 were higher than in the comparable period of the prior fiscal year. The decrease for the 13 weeks period was due to lower sales to military markets. Sales in the 13 weeks ended September 1, 2024 were positively impacted by shipments that were delayed in the 13 weeks ended June 2, 2024 due to the storm damage that occurred late in that period. The increase in sales for the 26 weeks ended August 31, 2025 was due to higher sales to commercial markets offset by lower sales in the business aircraft market.

The Company’s gross profit in the 13 weeks ended August 31, 2025 was higher than the gross profit in the prior year’s comparable period despite lower sales levels in the 13 weeks ended August 31, 2025 compared to the prior year’s comparable period. This was due to a more favorable product mix partially offset by higher overhead costs including costs related to bring up new manufacturing lines to ramp up capacity in preparation for increases in customer program volumes as well as higher freight costs. The Company’s gross profit in the 26 weeks ended August 31, 2025 was higher than the gross profit in the prior year’s comparable period due to slightly higher sales levels and a more favorable sales mix partially offset by the higher costs noted above.

The Company’s gross profit margins, measured as percentages of sales, were 31.2% and 30.9%, respectively, in the 13 weeks and 26 weeks ended August 31, 2025, compared to 28.5% and 28.9%, respectively, in the 13 weeks and 26 weeks ended September 1, 2024. The higher gross profit margins for the 13 and 26 weeks ended August 31, 2025 compared to the prior year’s comparable periods were primarily due to a more favorable sales mix as well as sales price increases and lower waste in the 26 weeks ended August 31, 2025 partially offset by the increased overhead costs noted above.

The Company’s earnings before income taxes and net earnings increased 14.9% and 16.4%, respectively, in the 13 weeks ended August 31, 2025, compared to the 13 weeks ended September 1, 2024, primarily as a result of higher gross profit margins mentioned above and higher interest and other income partially offset by higher selling, general and administrative costs, including higher salaries and fringe benefits, travel expenses, and professional fees.

The Company’s earnings before income taxes and net earnings increased 43.6% and 46.6%, respectively, in the 26 weeks ended August 31, 2025, compared to the 26 weeks ended September 1, 2024, primarily due to the higher gross profit margins mentioned above, the charges incurred in the prior year related to the storm damage and higher interest and other income partially offset by higher selling, general and administrative expenses.

The Company continues to experience inflation in costs of raw materials and supplies, freight costs and other costs and expenses. The impact of inflation on the Company’s profits has been largely mitigated by the Company’s ability to adjust pricing for a large portion of its sales to pass the impact of inflation through to its customers.

Programs in which the Company participates as a supplier are, in some cases, experiencing supply chain issues from other suppliers to the programs that could result in delays in production for certain customers of the Company. The Company’s sales may be impacted by these supply chain challenges that its customers are experiencing from other suppliers.

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

Under a Business Partner Agreement with ArianeGroup SAS of Les Mureaux, France, Park is the exclusive North American distributor of ArianeGroup’s RAYCARB C2®B NG proprietary product.  RAYCARB C2®B NG is used to produce ablative composite materials for critical rocket and missile systems. Park is a long-term customer of ArianeGroup and uses ArianeGroup’s RAYCARB C2®B NG product in the production of many of Park’s key ablative materials, which Park supplies into critical rocket and missile programs. On March 27, 2025, Park and ArianeGroup entered into an agreement under which Park would advance funds to ArianeGroup against future purchases of C2®B product in the total amount in Euros of €4,587,000 payable in three installments in 2025, 2026, and 2027. These advanced funds are to be used to help fund the purchase and installation, by ArianeGroup, of additional manufacturing equipment for ArianeGroup’s production of C2®B product.

Results of Operations:

The following table sets forth the components of the Condensed Consolidated Statements of Operations:

	13 Weeks Ended			26 Weeks Ended
(Amounts in thousands, except per share amounts)	August 31,	September 1,	%	August 31,	September 1,	%
	2025	2024	Change	2025	2024	Change
Net sales	$16,381	$16,709	(2.0)%	$31,781	$30,679	3.6%
Cost of sales	11,265	11,952	(5.7)%	21,947	21,823	0.6%
Gross profit	5,116	4,757	7.5%	9,834	8,856	11.0%
Selling, general and administrative expenses	2,271	2,140	6.1%	4,570	4,157	9.9%
Earnings from operations	2,845	2,617	8.7%	5,264	4,699	12.0%
Storm damage charge	-	(46)	(100.0)%	-	(1,098)	(100.0)%
Interest and other income	390	245	59.2%	745	584	27.6%
Earnings from operations before income taxes	3,235	2,816	14.9%	6,009	4,185	43.6%
Income tax provision (Note 9)	831	750	10.8%	1,525	1,126	35.4%
Net earnings	$2,404	$2,066	16.4%	$4,484	$3,059	46.6%

Earnings per share:
Basic:
Basic earnings per share	$0.12	$0.10	20.0%	$0.23	$0.15	53.3%

Diluted:
Diluted earnings per share	$0.12	$0.10	20.0%	$0.22	$0.15	46.7%

Net Sales

The Company's net sales in the 13 weeks and 26 weeks ended August 31, 2025, were $16.4 million and $31.8 million, respectively, compared to $16.7 million and $30.7 million, respectively, in the 13 weeks and 26 weeks ended September 1, 2024. Sales for the 13 weeks ended August 31, 2025 were lower than the comparable period of the prior year, primarily due to lower sales to the military markets. In addition, sales for the 13 weeks ended September 1, 2024 were positively impacted by delayed shipments in the first quarter of fiscal year 2025 due to the storm damage incurred to the Company’s facility in May of 2024. Sales for the 26 weeks ended August 31, 2025 were higher than the comparable period of the prior year, primarily due to higher sales to the commercial markets partially offset lower sales to the business aircraft market.

Gross Profit

The Company’s gross profit in the 13 weeks ended August 31, 2025 was higher than the gross profit in the prior year’s comparable period despite lower sales levels in the 13 weeks ended August 31, 2025, compared to the comparable period in the prior year due to a more favorable product mix as well as sale price increases partially offset by higher labor costs, higher freight costs and higher overhead costs related to bringing up new manufacturing lines to ramp up capacity in preparation for increases in customer program volumes. The Company’s gross profit in the 26 weeks ended August 31, 2025 was higher than the gross profit in the prior year’s comparable period due to higher sales as well as a more favorable sales mix and sales price increases partially offset by higher labor costs and the higher overhead costs mentioned above.

The Company’s gross profit margins, measured as a percentage of sales, were 31.2% and 30.9%, respectively, in the 13 weeks and 26 weeks ended August 31, 2025, compared to 28.5% and 28.9%, respectively, in the 13 weeks and 26 weeks ended September 1, 2024. The higher gross profit margins for the 13 and 26 weeks ended August 31, 2025 compared to the prior year’s comparable periods, were primarily due to a more favorable sales mix as well as sales price increases and lower waste in the 26 weeks ended August 31, 2025 partially offset by the increased overhead costs noted above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $131,000, or 6.1%, during the 13 weeks ended August 31, 2025 compared to the 13 weeks ended September 1, 2024, and these expenses, measured as percentages of sales, were 13.9% in the 13 weeks ended August 31, 2025 compared to 12.8% in the 13 weeks ended September 1, 2024. The increase in selling, general and administrative expenses during the 13 weeks ended August 31, 2025 was primarily due to higher salaries, fringe benefits, travel expenses, research and development expenses and professional fees partially offset by lower freight out, advertising and tradeshow expenses and lower supplies expense.

Selling, general and administrative expenses increased by $413,000, or 9.9%, during the 26 weeks ended August 31, 2025 compared to the 26 weeks ended September 1, 2024, and these expenses, measured as a percentage of sales, were 14.4% in the 26 weeks ended August 31, 2025 compared to 13.5% in the 26 weeks ended September 1, 2024. The increase in selling, general and administrative expenses during the 26 weeks ended August 31, 2025 was primarily due to the expenses noted above.

Selling, general and administrative expenses included stock option expenses of $101,000 and $189,000, respectively, for the 13 weeks and 26 weeks ended August 31, 2025, compared to stock option expenses of $101,000 and $190,000 for the 13 weeks and 26 weeks ended September 1, 2024.

Earnings from Operations

For the reasons set forth above, the Company’s earnings from operations were $2.8 million and $5.3 million, respectively, for the 13 weeks and 26 weeks ended August 31, 2025, compared to $2.6 million and $4.7 million, respectively, for the 13 weeks and 26 weeks ended September 1, 2024.

Interest and Other Income

Interest and other income were $390,000 and $745,000, respectively, for the 13 weeks and 26 weeks ended August 31 ,2025, compared to $245,000 and $584,000, respectively, for the prior year's comparable periods. Interest income increased 59.2% and 27.6%, respectively, for the 13 weeks and 26 weeks ended August 31, 2025, primarily due to interest received on tax refunds in the 13 weeks ended August 31, 2025 and a foreign exchange gain recorded related to a long-term supplier advance. During the 13 weeks and 26 weeks ended August 31, 2025, the Company earned interest income principally from its investments, which consisted primarily of short-term instruments and money market funds as well the tax refund noted above.

Income Tax Provision

For the 13 weeks and 26 weeks ended August 31 , 2025, the Company recorded income tax provisions of $831,000 and $1.5 million, respectively, which included discrete income tax provisions of $(10,000) and $(38,000), respectively, for excess tax benefits from stock option exercises offset by the accrual of interest related to unrecognized tax benefits. For the 13 weeks and 26 weeks ended September 1, 2024, the Company recorded income tax provisions of $750,000 and $1.1 million, respectively, which included discrete income tax provisions of $22,000 and $41,000, respectively, for the accrual of interest related to unrecognized tax benefits.

The Company’s effective tax rates for the 13 weeks and 26 weeks ended August 31, 2025 were 25.7% and 25.4%, respectively, compared to 26.6% and 26.9%, respectively, in the prior year’s comparable periods. The effective tax rates for the 13 weeks and 26 weeks ended August 31, 2025 were higher than the U.S. statutory rate of 21% primarily due to state and local taxes and liabilities, and the accrual of interest related to unrecognized tax benefits offset by excess tax benefits on stock option exercises. The effective rates for the 13 weeks and 26 weeks ended September 1, 2024 were higher than the U.S. statutory rate of 21% primarily due to state and local taxes and the accrual of interest related to unrecognized tax benefits.

Net Earnings

For the reasons set forth above, the Company's net earnings for the 13 weeks and 26 weeks ended August 31, 2025 were $2.4 million and $4.5 million, respectively, compared to net earnings of $2.1 million and $3.1 million, respectively, for the 13 weeks and 26 weeks ended September 1, 2024.

Basic and Diluted Earnings Per Share

In the 13 weeks and 26 weeks ended August 31, 2025, basic earnings per share were $0.12 and $0.23, respectively, and diluted earnings per shares were $0.12 and $0.22, respectively, compared to basic and diluted earnings per share of $0.10 and $0.15, respectively, in the 13 weeks and 26 weeks ended September 1, 2024.

Liquidity and Capital Resources - Continuing Operations:

(Amounts in thousands)	August 31,	March 2,
	2025	2025	Change
Cash and cash equivalents and marketable securities	$61,553	$68,834	$(7,281)
Working capital	78,565	81,033	(2,468)

	26 Weeks Ended
(Amounts in thousands)	August 31,	September 1,
	2025	2024	Change

Net cash (used in) provided by operating activities	$(527)	$1,023	$(1,550)
Net cash provided by investing activities	14,931	7,489	7,442
Net cash used in financing activities	(6,482)	(6,926)	444

Cash and Marketable Securities

Of the $61.6 million of cash and cash equivalents and marketable securities at August 31, 2025, $31.7 million was owned by one of the Company’s wholly-owned foreign subsidiaries.

The change in cash and cash equivalents and marketable securities at August 31, 2025 compared to March 2, 2025 was the result of capital expenditures, the purchase of treasury shares, dividends paid to shareholders, the Company’s transition tax installment payment, and a number of additional factors. The significant changes in cash (used in) provided by operating activities was as follows:

●	accounts receivable decreased by 2% at August 31, 2025 compared to March 2, 2025 primarily due to lower sales in the 13 weeks ended August 31, 2025 than in the comparable period in the prior year;

●	inventories increased by 12% at August 31, 2025 compared to March 2, 2025 primarily due to timing of raw materials purchases;

●	prepaid and other current assets decreased by 25% at August 31, 2025 compared to March 2, 2025 primarily due to lower prepaid tax balances;

●	other assets increased $1.6 million during the 26 weeks ended August 31, 2025 due to a long-term supplier advance paid during the quarter;

●	accounts payable increased by 32% at August 31, 2025 compared to March 2, 2025 primarily due to timing of vendor payments;

●	accrued liabilities decreased by 5% at August 31, 2025 compared to March 2, 2025 primarily due to decreases in bonus, profit sharing and property tax accruals; and

●	income taxes payable decreased by 98% at August 31, 2025 compared to March 2, 2025 due to the payment of a $4.9 million transition tax installment payment in June 2025.

In addition, the Company paid $5.0 million in cash dividends in the 26-week period ended August 31, 2025 compared to $5.1 million in the 26-week period ended September 1, 2024. During the 26 weeks ended August 31, 2025, the Company repurchased shares of $2.2 million compared to $1.9 million of repurchases in the 26 weeks ended September 1, 2024.

Working Capital

The decrease in working capital at August 31, 2025 compared to March 2, 2025 was primarily due to a decrease in cash as a result of the payment of the long-term supplier advance of $1.6 million, treasury share repurchases of $2.2 million and the payment of $5.0 million of dividends.

The Company's current ratio (the ratio of current assets to current liabilities) was 17.6 to 1.0 at August 31, 2025, compared to 9.7 to 1.0 at March 2, 2025.

Cash Flows

During the 26 weeks ended August 31, 2025, the Company's net earnings, adjusted for depreciation and amortization, deferred income taxes, stock-based compensation, amortization of bond premium, provision for credit losses, loss on sale of marketable securities and changes in operating assets and liabilities, resulted in a $0.5 million operating cash outflow compared to a cash inflow of $1.0 million for the 26 weeks ended September 1, 2024. The decrease was driven by the payment of a $1.6 million long-term supplier advance during the 26 weeks ended August 31, 2025. During the same 26-week period, the Company expended $664,000 for the purchase of property, plant and equipment compared with $206,000 during the 26 weeks ended September 1, 2024. The Company paid $5.0 million in cash dividends in the 26-week period ended August 31, 2025 compared to $5.1 million in the 26-week period ended September 1, 2024. The Company purchased treasury shares of $2.2 million in the 26-week period ended August 31, 2025 compared to $1.9 million in the 26-week period ended September 1, 2024.

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

Contractual Obligations:

The Company’s contractual obligations and other commercial commitments to make future payments under contracts, such as lease agreements, consist only of (i) operating lease commitments and (ii) commitments to purchase raw materials. In March 2025, the Company entered into an agreement with a supplier, ArianeGroup SAS, under which the Company would advance funds against future purchases. The agreement requires payments of €4,587 over three years, of which €1,376 was paid in April 2025 (actual cost of $1,564), €1,835 (approximately $2,149 based on October 7, 2025 exchange rates) is due in the first quarter of fiscal 2027 and €1,376 (approximately $1,611 based on October 7, 2025 exchange rates) is due in the first quarter of fiscal 2028. Under the agreement, the Company commits to purchase C2®B product through December 2033 at an estimated cost, in aggregate, of €36,000. The Company has no other long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments or contingent commitments, other than two standby letters of credit in the total amount of $140,000, that secure the Company’s obligations under its workers’ compensation insurance program.

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

The Company’s critical accounting policies that are important to the Condensed Consolidated Financial Statements and that entail, to a significant extent, the use of estimates and assumptions and the application of management’s judgment are described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 2, 2025. There have been no significant changes to such accounting policies during the 2026 fiscal year second quarter.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The Company’s market risk exposure at August 31, 2025 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended March 2, 2025.

Item 4.   Controls and Procedures.

(a)    Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of August 31, 2025, the end of the quarterly fiscal period covered by this quarterly report. Based on such evaluation, the Company’s Chief Executive Officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to shares of the Company’s common stock acquired by the Company during each month included in the Company’s 2026 fiscal year second quarter ended August 31, 2025.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

June 2 - July 2	-	$-	-	0

July 3 - August 3	-	$-	-	0

August 4 - August 31	-	$-	-	0

Total	-	$-	-	781,766	(a)

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at August 31, 2025 (unaudited) and March 2, 2025; (ii) Condensed Consolidated Statements of Operations for the 13 weeks and 26 weeks ended August 31, 2025 and September 1, 2024 (unaudited); (iii) Condensed Consolidated Statements of Comprehensive Earnings for the 13 weeks and 26 weeks ended August 31, 2025 and September 1, 2024 (unaudited); (iv) Condensed Consolidated Statements of Shareholders’ Equity at August 31, 2025 (unaudited) and September 1, 2024; and (v) Condensed Consolidated Statements of Cash Flows for the 26 weeks ended August 31, 2025 and September 1, 2024 (unaudited). * +

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

EXHIBIT INDEX

Exhibit No. -----------	Name --------------

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at August 31, 2025 (unaudited) and March 2, 2025; (ii) Condensed Consolidated Statements of Operations for the 13 weeks and 26 weeks ended August 31, 2025 and September 1, 2024 (unaudited); (iii) Condensed Consolidated Statements of Comprehensive Earnings for the 13 weeks and 26 weeks ended August 31, 2025 and September 1, 2024 (unaudited); (iv) Condensed Consolidated Statements of Shareholders’ Equity at August 31, 2025 (unaudited) and September 1, 2024; and (v) Condensed Consolidated Statements of Cash Flows for the 26 weeks ended August 31, 2025 and September 1, 2024 (unaudited). * +

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed electronically herewith.

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

Park Aerospace Corp. ------------------------------
(Registrant)

Date: October 14, 2025	/s/ Brian E. Shore -----------------------------------
Brian E. Shore
Chief Executive Officer
(principal executive officer)

Date: October 14, 2025	/s/ Christopher Goldner -----------------------------------
Christopher Goldner
Vice President – Finance
(principal financial officer)
(principal accounting officer)