Form 10-Q
period 2025-11-30
PARK AEROSPACE CORP
filed 2026-01-13
CIK 76267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to__________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,925,798 as of January 7, 2026.

PARK AEROSPACE CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	November 30, 2025 (unaudited)	March 2, 2025*

ASSETS
Current assets
Cash and cash equivalents	$50,498	$21,621
Marketable securities (Note 3)	13,060	47,213
Accounts receivable, less allowance for credit losses of $84 and $125, respectively	12,143	12,903
Inventories (Note 4)	7,636	7,213
Prepaid expenses and other current assets	1,287	1,344
Total current assets	84,624	90,294

Property, plant and equipment, net	21,764	21,650
Operating right-of-use assets (Note 5)	269	308
Goodwill and other intangible assets	9,776	9,776
Other assets	1,666	80
Total assets	$118,099	$122,108

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,259	$2,513
Operating lease liability (Note 5)	43	40
Accrued liabilities	1,347	1,318
Income taxes payable	694	5,390
Total current liabilities	5,343	9,261

Long-term operating lease liability (Note 5)	285	318
Deferred income taxes (Note 9)	5,802	5,304
Other liabilities	77	71
Total liabilities	11,507	14,954

Commitments and contingencies (Note 12)

Shareholders' equity (Note 8)
Common stock	2,096	2,096
Additional paid-in capital	169,971	170,265
Accumulated deficit	(49,585)	(49,550)
Accumulated other comprehensive loss	(101)	(665)
	122,381	122,146
Less treasury stock, at cost	(15,789)	(14,992)
Total shareholders' equity	106,592	107,154
Total liabilities and shareholders' equity	$118,099	$122,108

* The Condensed Consolidated Balance Sheet at March 2, 2025 has been derived from the audited Consolidated Financial Statements at that date.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	13 Weeks Ended (Unaudited)		39 Weeks Ended (Unaudited)
	November 30,	December 1,	November 30,	December 1,
	2025	2024	2025	2024

Net sales	$17,333	$14,408	$49,114	$45,087
Cost of sales	11,430	10,580	33,377	32,403
Gross profit	5,903	3,828	15,737	12,684
Selling, general and administrative expenses	2,259	1,982	6,829	6,139
Earnings from operations	3,644	1,846	8,908	6,545
Storm damage charge (Note 11)	-	-	-	(1,098)
Interest and other income	343	290	1,088	874
Earnings from operations before income taxes	3,987	2,136	9,996	6,321
Income tax provision (Note 9)	1,037	559	2,562	1,685
Net earnings	$2,950	$1,577	$7,434	$4,636

Earnings per share (Note 7)
Basic:
Basic earnings per share	$0.15	$0.08	$0.37	$0.23
Basic weighted average shares	19,911	19,982	19,902	20,150

Diluted:
Diluted earnings per share	$0.15	$0.08	$0.37	$0.23
Diluted weighted average shares	20,095	20,077	20,016	20,246

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts in thousands)

	13 Weeks Ended (Unaudited)		39 Weeks Ended (Unaudited)
	November 30,	December 1,	November 30,	December 1,
	2025	2024	2025	2024

Net earnings	$2,950	$1,577	$7,434	$4,636
Other comprehensive earnings, net of tax:
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	115	295	544	1,311
Unrealized losses on marketable securities:
Unrealized holding losses arising during the period	(1)	(11)	(16)	(46)
Less: reclassification adjustment for losses included in net earnings	-	1	36	41
Other comprehensive earnings	114	285	564	1,306
Total comprehensive earnings	$3,064	$1,862	$7,998	$5,942

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	(Loss) Earnings	Shares	Amount

Balance, March 2, 2025	20,965,144	$2,096	$170,265	$(49,550)	$(665)	962,476	$(14,992)

Net earnings	-	-	-	2,080	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	215	-	-
Stock options exercised	-	-	(150)	-	-	(15,000)	228
Stock-based compensation	-	-	88	-	-	-	-
Repurchase of treasury shares	-	-	-	-	-	166,955	(2,165)
Cash dividends ($0.125 per share)	-	-	-	(2,499)	-	-	-

Balance, June 1, 2025	20,965,144	$2,096	$170,203	$(49,969)	$(450)	1,114,431	$(16,929)

Net earnings	-	-	-	2,404	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	235	-	-
Stock options exercised	-	-	(251)	-	-	(55,110)	837
Stock-based compensation	-	-	101	-	-	-	-
Cash dividends ($0.125 per share)	-	-	-	(2,482)	-	-	-

Balance, August 31, 2025	20,965,144	$2,096	$170,053	$(50,047)	$(215)	1,059,321	$(16,092)

Net earnings	-	-	-	2,950	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	114	-	-
Stock options exercised	-	-	(187)	-	-	(19,975)	303
Stock-based compensation	-	-	105	-	-	-	-
Cash dividends ($0.125 per share)	-	-	-	(2,488)	-	-	-

Balance, November 30, 2025	20,965,144	$2,096	$169,971	$(49,585)	$(101)	1,039,346	$(15,789)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)

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

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	39 Weeks Ended (Unaudited)
	November 30,	December 1,
	2025	2024
Cash flows from operating activities:
Net earnings	$7,434	$4,636
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash storm damage charge	-	887
Depreciation and amortization	1,388	1,391
Stock-based compensation	294	295
Provision for credit losses	19	12
Deferred income taxes	498	(188)
Amortization of bond premium	15	115
Loss on sale of marketable securities	50	57
Changes in operating assets and liabilities	(5,117)	(3,457)
Net cash provided by operating activities	4,581	3,748

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,502)	(258)
Purchases of marketable securities	(2,440)	(7,772)
Proceeds from sales and maturities of marketable securities	37,092	22,262
Net cash provided by investing activities	33,150	14,232

Cash flows from financing activities:
Dividends paid	(7,469)	(7,567)
Proceeds from exercise of stock options	780	26
Purchase of treasury stock	(2,165)	(4,252)
Net cash used in financing activities	(8,854)	(11,793)

Increase in cash and cash equivalents:	28,877	6,187
Cash and cash equivalents, beginning of period	21,621	6,567
Cash and cash equivalents, end of period	$50,498	$12,754

Supplemental disclosure of non-cash activities:
Addition to operating right-of-use asset from new operating lease liability	$-	$267

Supplemental cash flow information:
Cash paid during the period for income taxes, net of refunds	$6,828	$5,748

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share (unless otherwise stated), per share and option amounts)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Condensed Consolidated Balance Sheet and the Condensed Consolidated Statement of Shareholders’ Equity as of November 30, 2025, the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Earnings for the 13 weeks and 39 weeks ended November 30, 2025 and December 1, 2024, and the Condensed Consolidated Statements of Cash Flows for the 39 weeks ended November 30, 2025 and December 1, 2024 have been prepared by Park Aerospace Corp. (the “Company”), without audit. In the opinion of management, these unaudited Condensed Consolidated Financial Statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at November 30, 2025 and the results of operations and cash flows for all periods presented. The Condensed Consolidated Statements of Operations are not necessarily indicative of the results to be expected for the full fiscal year or any subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 2, 2025. There have been no significant changes to such accounting policies during the 39 weeks ended November 30, 2025.

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

The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying value due to their short-term nature. Certain assets and liabilities of the Company are required to be recorded at fair value on either a recurring or non-recurring basis. On a recurring basis, the Company records its marketable securities at fair value using Level 1 or Level 2 inputs. (See Note 3)

The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and any long-lived assets written down to fair value. To measure fair value of such assets, the Company uses Level 3 inputs consisting of techniques including an income approach and a market approach. The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the discounted cash flow analysis require the exercise of significant judgment, including judgment about appropriate discount rates, terminal values, growth rates and the amount and timing of expected future cash flows. With respect to goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that fair value is less than carrying value. If, based on that assessment, the Company believes it is more likely than not that fair value is less than carrying value, a goodwill impairment test is performed. There have been no changes in events or circumstances which required impairment charges to be recorded during the 13 weeks and 39 weeks ended November 30, 2025.

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

The following is a summary of available-for-sale securities:

	November 30, 2025
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$13,060	$13,060	$-	$-
Total marketable securities	$13,060	$13,060	$-	$-

	March 2, 2025
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$47,213	$47,213	$-	$-
Total marketable securities	$47,213	$47,213	$-	$-

The following table shows the amortized cost basis of, and gross unrealized gains and losses on, the Company’s available-for-sale securities:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses

November 30, 2025:
U.S. Treasury and other government securities	$13,199	$7	$146
Total marketable securities	$13,199	$7	$146

March 2, 2025:
U.S. Treasury and other government securities	$48,124	$24	$935
Total marketable securities	$48,124	$24	$935

The estimated fair values of such securities at November 30, 2025 by contractual maturity are shown below:

Due in one year or less	$11,596
Due after one year through five years	1,464
$13,060

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

	November 30,	March 2,
	2025	2025

Inventories:

Raw materials	$5,397	$4,768
Work-in-process	1,100	727
Finished goods	1,139	1,718
	$7,636	$7,213

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

Future minimum lease payments under non-cancellable operating leases as of November 30, 2025 are as follows:

Fiscal Year:
2026	$15
2027	59
2028	61
2029	65
2030	59
Thereafter	142
Total undiscounted operating lease payments	401
Less imputed interest	(73)
Present value of operating lease payments	$328

The above payment schedule includes renewal options that the Company is reasonably likely to exercise. Leases with an initial term of 12 months or less are not recorded on the Company’s Condensed Consolidated Balance Sheets. The Company recognizes lease expense for these leases on a straight-line basis over the terms of the leases.

For the 13 weeks and 39 weeks ended November 30, 2025, the Company’s operating lease expenses were $17 and $51, respectively. Cash payments of $43, pertaining to operating leases, are reflected in the cash flow statement under cash flows from operating activities.

The following table sets forth the right-of-use assets and operating lease liabilities as of November 30, 2025:

Operating right-of-use assets	$269

Operating lease liabilities	$43
Long-term operating lease liabilities	285
Total operating lease liabilities	$328

The Company’s weighted average remaining lease term for its operating leases is 5.8 years.

6. STOCK-BASED COMPENSATION

As of November 30, 2025, the Company had a 2018 Stock Option Plan (the “2018 Plan”) and no other stock-based compensation plan. The 2018 Plan was adopted by the Board of Directors of the Company on May 8, 2018, approved by the shareholders of the Company at the Annual Meeting of Shareholders of the Company on July 24, 2018, and amended by the shareholders of the Company on July 18, 2024 and provides for the grant of options to purchase up to 1,550,000 shares of common stock of the Company. Prior to the 2018 Plan, the Company had the 2002 Stock Option Plan (the “2002 Plan”) which had been approved by the Company’s shareholders and provided for the grant of stock options to directors and key employees of the Company. All options granted under the 2018 Plan and 2002 Plan have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant which, pursuant to the terms of such Plans, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted. Options granted under the Plans become exercisable 25% one year after the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire 10 years after the date of grant. Upon termination of employment or service as a director, all options held by the optionee that have not previously become exercisable shall terminate and all other options held by such optionee may be exercised, to the extent exercisable on the date of such termination, for a limited time after such termination. Any shares of common stock subject to an option under the 2018 Plan, which expires or is terminated unexercised as to such shares, shall again become available for issuance under the 2018 Plan.

During the 39 weeks ended November 30, 2025, the Company granted options to its directors and certain of its employees under the 2018 Plan to purchase a total of 148,700 shares of common stock. The future compensation expense to be recognized in earnings before income taxes is $476 and will be recorded on a straight-line basis over the requisite service period. The weighted average fair value of the granted options was $3.32 per share using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.10%-4.35%; expected volatility factor of 24.0%-27.3%; expected dividend yield of 3.57%; and estimated option term of 5.9-9.2 years.

The risk-free interest rates were based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the estimated terms of the options at the date of the grant. Volatility factors were based on historical volatility of the Company’s common stock. The expected dividend yields were based on the regular quarterly cash dividend per share most recently declared by the Company and on the exercise price of the options granted during the 13 weeks and 39 weeks ended November 30, 2025. The estimated term of the options was based on evaluations of the historical and expected future employee exercise behavior.

The future compensation expense to be recognized in earnings before income taxes for options outstanding at November 30, 2025 was $864, which is expected to be recognized ratably over a weighted average vesting period of 1.38 years.

The following is a summary of option activity for the 39 weeks ended November 30, 2025:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance, March 2, 2025	718,950	$12.15
Granted	148,700	14.00
Exercised	(90,085)	8.66
Terminated or expired	(26,725)	12.91
Balance, November 30, 2025	750,840	$12.91	6.85	$4,864
Vested and exercisable, November 30, 2025	430,667	$12.56	5.54	$2,939

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

The following table sets forth the calculation of basic and diluted earnings per share:

	13 Weeks Ended		39 Weeks Ended
	November 30, 2025	December 1, 2024	November 30, 2025	December 1, 2024

Net earnings	$2,950	$1,577	$7,434	$4,636

Weighted average common shares outstanding for basic EPS	19,911	19,982	19,902	20,150
Net effect of dilutive options	184	95	114	96
Weighted average shares outstanding for diluted EPS	20,095	20,077	20,016	20,246

Basic earnings per share	$0.15	$0.08	$0.37	$0.23

Diluted earnings per share	$0.15	$0.08	$0.37	$0.23

Potentially dilutive securities, which were not included in the computation of diluted earnings per share, because either the effect would have been anti-dilutive or the options’ exercise prices were greater than the average market price of the common stock, were 0 and 75,000 for the 13 weeks ended November 30, 2025 and December 1, 2024, respectively, and 161,000 and 53,000 for the 39 weeks ended November 30, 2025 and December 1, 2024, respectively.

8. SHAREHOLDERS’ EQUITY

On May 23, 2022, the Company announced that its Board of Directors authorized the Company’s purchase, on the open market and in privately negotiated transactions, of up to 1,500,000 additional shares of its common stock. This authorization supersedes any unused prior Board of Directors’ authorizations to purchase shares of the Company’s common stock. The Company purchased 166,955 and 180,547 shares of its common stock during the 39 weeks ended November 30, 2025 and September 1, 2024, respectively. As a result, the Company is authorized to purchase up to a total of 781,766 shares of its common stock, representing approximately 3.9% of the Company’s 19,925,798 total outstanding shares as of the close of business on January 7, 2026. There is no assurance the Company will purchase any shares pursuant to this Board of Directors’ authorization. Shares purchased by the Company, if any, will be retained as treasury stock and will be available for use under the Company’s stock option plan and for other corporate purposes.

9. INCOME TAXES

For the 13 weeks and 39 weeks ended November 30, 2025, the Company recorded income tax provisions from operations of $1,037 and $2,562, respectively, which included discrete income tax provisions of $(21) and $(59), respectively. For the 13 weeks and 39 weeks ended December 1, 2024, the Company recorded income tax provisions from operations of $559 and $1,685, respectively, which included discrete income tax provisions of $19 and $60, respectively.

The Company’s effective tax rates for the 13 weeks and 39 weeks ended November 30, 2025 were 26.0% and 25.6%, respectively, compared to 26.2% and 26.7% in the comparable prior periods. The effective tax rates for the 13 weeks and 39 weeks ended November 30, 2025 were higher than the U.S. statutory rate of 21% primarily due to state and local taxes and a discrete income tax provision for the accrual of interest related to unrecognized tax benefits. The effective rates for the 13 weeks and 39 weeks ended December 1, 2024 were higher than the U.S. statutory rate of 21% primarily due to state and local taxes and a discrete income tax provision for the accrual of interest related to unrecognized tax benefits.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, "Income Taxes", requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The Company has completed its initial assessment of the OBBBA corporate tax provisions which were enacted on July 4, 2025. OBBBA contained a number of U.S. corporate tax provisions, of which the Company elected to expense U.S. incurred research or experimental expenditures immediately and full bonus depreciation for certain assets placed into service after January 19, 2025. As a result of the Company’s elections, it is expected that in 2025 U.S. cash taxes will decrease with no material impact to its effective tax rate.

10. GEOGRAPHIC REGIONS

The Company’s products are sold to customers in North America, Asia and Europe. The Company’s manufacturing facility is located in Kansas. Sales are attributed to geographic regions based upon the region in which the materials were delivered to the customer. All of the Company’s long-lived assets are located in North America.

Financial information regarding the Company’s continuing operations by geographic region is as follows:

	13 Weeks Ended		39 Weeks Ended
	November 30, 2025	December 1, 2024	November 30, 2025	December 1, 2024

Sales:
North America	$16,787	$13,316	$46,913	$40,586
Asia	147	491	607	1,386
Europe	399	601	1,594	3,115
Total sales	$17,333	$14,408	$49,114	$45,087

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

Commitments

On March 27, 2025, Park and ArianeGroup SAS entered into an agreement under which Park would advance funds to ArianeGroup SAS against future purchases of RAYCARB C2®B product in the total amount of €4,587 payable in three installments in 2025, 2026, and 2027. The advance would be paid as follows: €1,376 was paid in April 2025 (actual cost of $1,564), €1,835 to be paid in the first quarter of fiscal 2027 (approximately $2,142 based on January 7, 2026 exchange rates) and €1,376 to be paid in the first quarter of fiscal 2028 (approximately $1,607 based on January 7, 2026 exchange rates). These advanced funds are to be used to help fund the purchase and installation, by ArianeGroup SAS, of additional manufacturing equipment for ArianeGroup SAS’ production of RAYCARB C2®B product. Under the agreement, the Company commits to purchase RAYCARB C2®B product through December 2033 at an estimated cost of €36,000. The Company has a remaining advance of $1,596 in Other Assets on the Condensed Consolidated Balance Sheet at November 30, 2025.

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

14. SUBSEQUENT EVENT

On January 13, 2026, the Company entered into an Equity Distribution Agreement with Needham & Company, LLC (“Needham”) and Citizens JMP Securities, LLC (“Citizens”) (the “Distribution Agreement”) with respect to an at the market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.10 per share, having an aggregate offering price of up to $50.0 million through Needham and Citizens as its sales agents or principals.  The Company is not obligated to sell any shares under the Distribution Agreement. Subject to the terms and conditions of the Distribution Agreement, Needham and Citizens will use commercially reasonable efforts, consistent with their normal trading and sales practices and applicable laws and regulations, to sell shares of the Company’s common stock from time to time based upon instructions received from the Company, including any price, time or size limits or other customary parameters or conditions specified, subject to certain limitations. Under the Distribution Agreement, Needham and Citizens may sell shares of the Company’s common stock by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended.   The issuance and sale, if any, of shares of the Company’s common stock under the Distribution Agreement will be made pursuant to a registration statement on Form S-3 that the Company expects to file with the U.S. Securities and Exchange Commission (“SEC”) on January 13, 2026, if and when that registration statement is declared effective. The offering will be described in a prospectus filed as part of the registration statement.

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

Financial Overview

The Company's net sales in the 13 weeks and 39 weeks ended November 30, 2025 were $17.3 million and $49.1 million, respectively, compared to $14.4 million and $45.1 million, respectively, in the 13 weeks and 39 weeks ended December 1, 2024. Net sales for the 13 weeks and 39 weeks ended November 30, 2025 were higher than in the comparable periods of the prior fiscal year. The increase for the 13 weeks and 39 week periods ended November 30, 2025 was primarily due to the robustness of the commercial and military equipment programs that the Company supplies.

The Company’s gross profits in the 13 weeks and 39 weeks ended November 30, 2025 were higher than the gross profits in the prior year’s comparable periods. The Company’s higher gross profits during the current 13 week and 39 week periods were primarily due to higher sales volumes, increased selling prices and a more favorable product mix.

The Company’s gross profit margins, measured as percentages of sales, were 34.1% and 32.0%, respectively, in the 13 weeks and 39 weeks ended November 30, 2025, compared to 26.6% and 28.1%, respectively, in the 13 weeks and 39 weeks ended December 1, 2024. The Company’s higher gross profit margins for the 13 weeks and 39 weeks ended November 30, 2025 compared to the prior year’s comparable periods were primarily due to higher sales volume, increased selling prices and more favorable sales mixes in the current periods.

The Company’s earnings before income taxes and net earnings increased 86.7% and 87.1%, respectively, in the 13 weeks ended November 30, 2025, compared to the 13 weeks ended December 1, 2024, primarily as a result of higher gross profit margins mentioned above and higher interest income in the current periods.

The Company’s earnings before income taxes and net earnings increased 58.1% and 60.4%, respectively, in the 39 weeks ended November 30, 2025, compared to the 39 weeks ended December 1, 2024, primarily due to the higher gross profit margins mentioned above, the previously reported charges incurred in the prior year related to the storm damage and higher interest income.

On May 19, 2024, the Company’s manufacturing facilities in Newton, Kansas were damaged by a strong storm which transited the area.  None of the Company’s manufacturing lines or equipment were damaged by the storm.  The roofs on all three buildings in the Company’s Newton, Kansas campus required repairs or replacement.  Also, multiple specialty HVAC units were damaged or destroyed. The Company recorded a charge of $1.1 million in the 39 weeks ended December 1, 2024 related to the damage and repair and downtime costs. There were no corresponding charges in the 39 weeks ended November 30, 2025.

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

Results of Operations:

The following table sets forth the components of the Condensed Consolidated Statements of Operations:

	13 Weeks Ended			39 Weeks Ended
(Amounts in thousands, except per share	November 30,	December 1,	%	November 30,	December 1,	%
amounts)	2025	2024	Change	2025	2024	Change

Net sales	$17,333	$14,408	20.3%	$49,114	$45,087	8.9%
Cost of sales	11,430	10,580	8.0%	33,377	32,403	3.0%
Gross profit	5,903	3,828	54.2%	15,737	12,684	24.1%
Selling, general and administrative expenses	2,259	1,982	14.0%	6,829	6,139	11.2%
Earnings from operations	3,644	1,846	97.4%	8,908	6,545	36.1%
Storm damage charge	-	-	0.0%	-	(1,098)	(100.0)%
Interest and other income	343	290	18.3%	1,088	874	24.5%
Earnings from operations before income taxes	3,987	2,136	86.7%	9,996	6,321	58.1%
Income tax provision (Note 9)	1,037	559	85.5%	2,562	1,685	52.0%
Net earnings	$2,950	$1,577	87.1%	$7,434	$4,636	60.4%

Earnings per share:
Basic:
Basic earnings per share	$0.15	$0.08	87.5%	$0.37	$0.23	60.9%

Diluted:
Diluted earnings per share	$0.15	$0.08	87.5%	$0.37	$0.23	60.9%

Net Sales

The Company's net sales in the 13 weeks and 39 weeks ended November 30, 2025, were $17.3 million and $49.1 million, respectively, compared to $14.4 million and $45.1 million, respectively, in the 13 weeks and 39 weeks ended December 1, 2024. Sales for the 13-week and 39-week periods ended November 30, 2025 were higher than the comparable period of the prior year, primarily due to higher sales to the space, commercial and military markets partially offset by lower sales in the business aircraft market.

Gross Profit

The Company’s gross profit in the 13 weeks and 39 weeks ended November 30, 2025 was higher than the gross profit in the prior year’s comparable periods due to higher sales, sales price increases, a more favorable product mix and lower labor costs which were partially offset by higher overhead costs, including higher insurance costs, utilities, repairs and maintenance costs and salaries and fringe benefits as well as higher direct material costs.

The Company’s gross profit margins, measured as a percentage of sales, were 34.1% and 32.0%, respectively, in the 13 weeks and 39 weeks ended November 30, 2025, compared to 26.6% and 28.1%, respectively, in the 13 weeks and 39 weeks ended December 1, 2024. The higher gross profit margin for the 13 weeks ended November 30, 2025 compared to the prior year’s comparable period, was primarily due to a more favorable sales mix as well as sales price increases, lower labor costs and lower overhead costs as a percentage of sales partially offset by higher waste costs. The higher gross profit margin for the 39 weeks ended November 30, 2025 compared to the prior year’s comparable period, was primarily due to a more favorable sales mix, sales price increases and lower labor costs partially offset by higher freight costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $277,000, or 14.0%, during the 13 weeks ended November 30, 2025 compared to the 13 weeks ended December 1, 2024, and these expenses, measured as percentages of sales, were 13.0% in the 13 weeks ended November 30, 2025 compared to 13.8% in the 13 weeks ended December 1, 2024. The increase in selling, general and administrative expenses, in dollars, during the 13 weeks ended November 30, 2025 was primarily due to higher salaries, fringe benefits, incentive compensation, profit sharing expenses, travel expenses and professional fees partially offset by lower freight out expense.

Selling, general and administrative expenses increased by $690,000, or 11.2%, during the 39 weeks ended November 30, 2025 compared to the 39 weeks ended December 1, 2024, and these expenses, measured as a percentage of sales, were 13.9% in the 39 weeks ended November 30, 2025 compared to 13.6% in the 39 weeks ended December 1, 2024. The increase in selling, general and administrative expenses during the 39 weeks ended November 30, 2025 was primarily due to the higher salaries, fringe benefits, incentive compensation, profit sharing expenses, travel expenses, research and development expenses and professional fees partially offset by lower freight out, advertising and trade show expenses.

Selling, general and administrative expenses included stock option expenses of $105,000 and $294,000, respectively, for the 13 weeks and 39 weeks ended November 30, 2025, compared to stock option expenses of $105,000 and $295,000 for the 13 weeks and 39 weeks ended December 1, 2024.

Earnings from Operations

For the reasons set forth above, the Company’s earnings from operations were $3.6 million and $8.9 million, respectively, for the 13 weeks and 39 weeks ended November 30, 2025, compared to $1.8 million and $6.5 million, respectively, for the 13 weeks and 39 weeks ended December 1, 2024.

Interest and Other Income

Interest and other income were $343,000 and $1,088,000, respectively, for the 13 weeks and 39 weeks ended November 30, 2025, compared to $290,000 and $874,000, respectively, for the prior year's comparable periods. Interest income increased 18.3% and 24.5%, respectively, for the 13 weeks and 39 weeks ended November 30, 2025, primarily due to interest received on tax refunds in the 39 weeks ended November 30, 2025 and a foreign exchange gain recorded related to a long-term supplier advance. During the 13 weeks and 39 weeks ended November 30, 2025, the Company earned interest income principally from its investments, which consisted primarily of short-term instruments and money market funds as well the tax refund noted above.

Income Tax Provision

For the 13 weeks and 39 weeks ended November 30, 2025, the Company recorded income tax provisions of $1.0 million and $2.6 million, respectively, which included net discrete income tax benefits of $(21,000) and $(59,000), respectively, for excess tax benefits from stock option exercises offset by the accrual of interest related to unrecognized tax benefits. For the 13 weeks and 39 weeks ended December 1, 2024, the Company recorded income tax provisions of $559,000 and $1.7 million, respectively, which included discrete income tax provisions of $19,000 and $60,000, respectively, for the accrual of interest related to unrecognized tax benefits.

The Company’s effective tax rates for the 13 weeks and 39 weeks ended November 30, 2025 were 26.0% and 25.6%, respectively, compared to 26.2% and 26.7%, respectively, in the prior year’s comparable periods. The effective tax rates for the 13 weeks and 39 weeks ended November 30, 2025 were higher than the U.S. statutory rate of 21% primarily due to state and local taxes and liabilities, and the accrual of interest related to unrecognized tax benefits offset by excess tax benefits on stock option exercises. The effective rates for the 13 weeks and 39 weeks ended December 1, 2024 were higher than the U.S. statutory rate of 21% primarily due to state and local taxes and the accrual of interest related to unrecognized tax benefits.

Net Earnings

For the reasons set forth above, the Company's net earnings for the 13 weeks and 39 weeks ended November 30, 2025 were $3.0 million and $7.4 million, respectively, compared to net earnings of $1.6 million and $4.6 million, respectively, for the 13 weeks and 39 weeks ended December 1, 2024.

Basic and Diluted Earnings Per Share

In the 13 weeks and 39 weeks ended November 30, 2025, basic and diluted earnings per share were $0.15 and $0.37, respectively, compared to basic and diluted earnings per share of $0.08 and $0.23, respectively, in the 13 weeks and 39 weeks ended December 1, 2024.

Liquidity and Capital Resources - Continuing Operations:

(Amounts in thousands)	November 30,	March 2,
	2025	2025	Change

Cash and cash equivalents and marketable securities	$63,558	$68,834	$(5,276)
Working capital	79,281	81,033	(1,752)

	39 Weeks Ended
(Amounts in thousands)	November 30,	December 1,
	2025	2024	Change

Net cash provided by operating activities	$4,581	$3,748	$833

Net cash provided by investing activities	33,150	14,232	18,918

Net cash (used in) financing activities	(8,854)	(11,793)	2,939

Cash and Marketable Securities

Of the $63.6 million of cash and cash equivalents and marketable securities at November 30, 2025, $32.0 million was owned by one of the Company’s wholly-owned foreign subsidiaries.

The change in cash and cash equivalents and marketable securities at November 30, 2025 compared to March 2, 2025 was the result of capital expenditures, the purchase of treasury shares, dividends paid to shareholders, the Company’s transition tax installment payment, and a number of additional factors. The significant changes in cash (used in) provided by operating activities was as follows:

●

accounts receivable decreased by 6% at November 30, 2025 compared to March 2, 2025 primarily due to improved collections in the 13 weeks ended November 30, 2025 than in the comparable period in the prior year;

●	inventories increased by 6% at November 30, 2025 compared to March 2, 2025 primarily due to timing of raw materials purchases;

●	prepaid and other current assets decreased by 4% at November 30, 2025 compared to March 2, 2025 primarily due to lower interest receivable balances;

●	other assets increased $1.6 million during the 39 weeks ended November 30, 2025 due to a long-term supplier advance paid during the first quarter of fiscal year 2026;

●	accounts payable increased by 30% at November 30, 2025 compared to March 2, 2025 primarily due to timing of vendor payments;

●	accrued liabilities increased by 2% at November 30, 2025 compared to March 2, 2025 due to higher accrued incentive compensation; and

●

income taxes payable decreased by 87% at November 30, 2025 compared to March 2, 2025 due to the payment of a $4.9 million transition tax installment payment in June 2025 partially offset by an increase as a result of increased taxable earnings in the 39 weeks ended November 30, 2025.

In addition, the Company paid $7.5 million in cash dividends in the 39-week period ended November 30, 2025 compared to $7.6 million in the 39-week period ended December 1, 2024. During the 39 weeks ended November 30, 2025, the Company repurchased shares of $2.2 million compared to $4.3 million of repurchases in the 39 weeks ended December 1, 2024. The Company had proceeds from the exercises of stock options of approximately $780,000 in the 39 weeks ended November 30, 2025 compared to proceeds from the exercises of stock options of $26,000 in the 39 weeks ended December 1, 2024.

Working Capital

The decrease in working capital at November 30, 2025 compared to March 2, 2025 was primarily due to a decrease in cash as a result of the payment of the long-term supplier advance of $1.6 million, treasury share repurchases of $2.2 million and the payment of $7.5 million of dividends.

The Company's current ratio (the ratio of current assets to current liabilities) was 15.8 to 1.0 at November 30, 2025, compared to 9.7 to 1.0 at March 2, 2025.

Cash Flows

During the 39 weeks ended November 30, 2025, the Company's net earnings, adjusted for depreciation and amortization, deferred income taxes, stock-based compensation, amortization of bond premium, provision for credit losses, loss on sale of marketable securities and changes in operating assets and liabilities, resulted in a $4.6 million operating cash inflow compared to a cash inflow of $3.7 million for the 39 weeks ended December 1, 2024. The increase was driven by the higher earnings and improved collections of accounts receivable partially offset by a payment of a $1.6 million long-term supplier advance during the 39 weeks ended November 30, 2025. During the same 39-week period, the Company expended $1,502,000 for the purchase of property, plant and equipment compared with $258,000 during the 39 weeks ended December 1, 2024. The Company paid $7.5 million in cash dividends in the 39-week period ended November 30, 2025 compared to $7.6 million in the 39-week period ended December 1, 2024. The Company purchased treasury shares of $2.2 million in the 39-week period ended November 30, 2025 compared to $4.3 million in the 39-week period ended December 1, 2024.

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

On January 13, 2026, the Company entered into an Equity Distribution Agreement with Needham & Company, LLC (“Needham”) and Citizens JMP Securities, LLC (“Citizens”) (the “Distribution Agreement”) under which the Company may offer and sell, from time to time, at its sole discretion, up to $50.0 million in shares of its common stock. The issuance and sale, if any, of shares of the Company’s common stock under the Distribution Agreement will be made pursuant to a registration statement on Form S-3 that the Company expects to file with the U.S. Securities and Exchange Commission (“SEC”) on January 13, 2026.  No sales will be made pursuant to the Distribution Agreement unless and until the registration statement on Form S-3 is declared effective by the SEC.

The Company is not aware of any circumstances or events that are reasonably likely to occur that could materially affect its liquidity. The Company further believes its balance sheet and financial position to be very strong.

Contractual Obligations:

The Company’s contractual obligations and other commercial commitments to make future payments under contracts, such as lease agreements, consist only of (i) operating lease commitments and (ii) commitments to purchase raw materials. In March 2025, the Company entered into an agreement with a supplier, ArianeGroup SAS, under which the Company would advance funds against future purchases. The agreement requires payments of €4,587 over three years, of which €1,376 was paid in April 2025 (actual cost of $1,564), €1,835 (approximately $2,142 based on January 7, 2026 exchange rates) is due in the first quarter of fiscal 2027 and €1,376 (approximately $1,607 based on January 7, 2026 exchange rates) is due in the first quarter of fiscal 2028. Under the agreement, the Company commits to purchase C2®B product through December 2033 at an estimated cost, in aggregate, of €36,000. The Company has no other long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments or contingent commitments, other than two standby letters of credit in the total amount of $140,000, that secure the Company’s obligations under its workers’ compensation insurance program.

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

The Company’s critical accounting policies that are important to the Condensed Consolidated Financial Statements and that entail, to a significant extent, the use of estimates and assumptions and the application of management’s judgment are described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 2, 2025. There have been no significant changes to such accounting policies during the 2026 fiscal year third quarter.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s market risk exposure at November 30, 2025 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended March 2, 2025.

Item 4. Controls and Procedures.

(a)    Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of November 30, 2025, the end of the quarterly fiscal period covered by this quarterly report. Based on such evaluation, the Company’s Chief Executive Officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The following table provides information with respect to shares of the Company’s common stock acquired by the Company during each month included in the Company’s 2026 fiscal year third quarter ended November 30, 2025.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

September 1 - September 30	-	$-	-

October 1 - October 31	-	$-	-

November 1 - November 30	-	$-	-

Total	-	$-	-	781,766	(a)

(a)	Aggregate number of shares available to be purchased by the Company pursuant to a share purchase authorization announced on May 23, 2022. Pursuant to such authorization, the Company is authorized to purchase its shares from time to time on the open market or in privately negotiated transactions.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at November 30, 2025 (unaudited) and March 2, 2025; (ii) Condensed Consolidated Statements of Operations for the 13 weeks and 39 weeks ended November 30, 2025 and December 1, 2024 (unaudited); (iii) Condensed Consolidated Statements of Comprehensive Earnings for the 13 weeks and 39 weeks ended November 30, 2025 and December 1, 2024 (unaudited); (iv) Condensed Consolidated Statements of Shareholders’ Equity at November 30, 2025 (unaudited) and December 1, 2024; and (v) Condensed Consolidated Statements of Cash Flows for the 39 weeks ended November 30, 2025 and December 1, 2024 (unaudited). * +

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at November 30, 2025 (unaudited) and March 2, 2025; (ii) Condensed Consolidated Statements of Operations for the 13 weeks and 39 weeks ended November 30, 2025 and December 1, 2024 (unaudited); (iii) Condensed Consolidated Statements of Comprehensive Earnings for the 13 weeks and 39 weeks ended November 30, 2025 and December 1, 2024 (unaudited); (iv) Condensed Consolidated Statements of Shareholders’ Equity at November 30, 2025 (unaudited) and December 1, 2024; and (v) Condensed Consolidated Statements of Cash Flows for the 39 weeks ended November 30, 2025 and December 1, 2024 (unaudited). * +

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

Park Aerospace Corp.
(Registrant)

Date: January 13, 2026	/s/ Brian E. Shore
Brian E. Shore
Chief Executive Officer
(principal executive officer)

Date: January 13, 2026	/s/ Christopher Goldner
Christopher Goldner
Vice President – Finance
(principal financial officer)
(principal accounting officer)