Form 10-K
period 2026-03-01
PARK AEROSPACE CORP
filed 2026-05-29
CIK 76267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 1, 2026

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

Title of Class	Aggregate Market Value	As of Close of Business On
Common Stock, par value $.10 per share	$352,886,100	August 31, 2025

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding	As of Close of Business On
Common Stock, par value $.10 per share	20,877,859	May 18, 2026

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Shareholders to be held July 21, 2026 incorporated by reference into Part III of this Report.

PART I

ITEM 1.	BUSINESS.

General

Park Aerospace Corp. (“Park”), and its subsidiaries (unless the context otherwise requires, Park and its subsidiaries are hereinafter called the “Company”), is an aerospace company which develops and manufactures solution and hot-melt advanced composite materials used to produce composite structures for the global aerospace markets. Park’s advanced composite materials include film adhesives and lightning strike protection materials. Park offers an array of composite materials specifically designed for hand lay-up or automated fiber placement (“AFP”) manufacturing applications. Park’s advanced composite materials are used to produce primary and secondary structures for jet engines, large and regional transport aircraft, military aircraft, Unmanned Aerial Vehicles (“UAVs”) commonly referred to as “drones”), business jets, general aviation aircraft and rotary wing aircraft. Park also offers specialty ablative materials for rocket motors and nozzles and specially designed materials for radome applications. As a complement to Park’s advanced composite materials offering, Park designs and fabricates composite parts, structures and assemblies and low-volume tooling for the aerospace industry. Target markets for Park’s composite parts and structures (which include Park’s proprietary composite SigmaStrut™ and AlphaStrut™ product lines) are, among others, prototype and development aircraft, special mission aircraft, spares for legacy military and civilian aircraft and exotic spacecraft. Park’s core capabilities are in the areas of polymer chemistry formulation and coating technology.

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

The Company is planning to build a new composites material manufacturing and development facility to support expected significantly increased demand and future opportunities for the Company’s commercial aircraft and defense-related businesses. The facility will be a fully functional and integrated plant that will include manufacturing and development activities. It will also include full production lab facilities, office space, storage and freezer space and ancillary equipment necessary to support all plan manufacturing operations. The site of this new location is currently being finalized and construction is expected to begin in fiscal year 2027.

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

Industry Background

The aerospace composite materials manufactured by the Company and its competitors are used primarily to fabricate light-weight, high-strength structures with specifically designed performance properties. Composite materials are typically highly specified combinations of resin formulations and reinforcements. Reinforcements can be unidirectional fibers, woven fabrics, or non-woven goods such as mats or felts. Resin formulations are typically highly proprietary and include various chemical and physical mixtures. The Company produces resin formulations using various epoxies, polyesters, phenolics, cyanate esters, polyimides and other complex matrices. The reinforcement combined with the resin is referred to as a “prepreg”. Aerospace composite materials can be broadly categorized as either thermosets or thermoplastics. While both material types require the addition of heat to form a consolidated laminate, thermoplastics can be reformed using additional heat. Once fully cured, thermoset materials cannot be further reshaped. The Company believes that the demand for thermoset advanced materials is greater than that for thermoplastics due to the fact that parts fabrication processes for continuous fiber reinforced thermoplastics require much higher temperatures and pressures and are, therefore, typically more capital intensive than parts fabrication processes for most thermoset materials.

The Company works with aerospace Original Equipment Manufacturers (“OEMs”), such as general aviation aircraft manufacturers and commercial aircraft manufacturers, and certain tier 1 suppliers (manufacturers of major components or systems such as engines, control systems, landing gear, braking systems, flight deck, avionics, aerostructures, electronic warfare systems and interior cabin products that are supplied to the OEMs) to qualify its aerospace composite materials or structures and assemblies for use on current and upcoming programs. The Company’s customers typically design and specify a material specifically to meet the requirements of the customer’s application and processing methods. Such customers sometimes work with a supplier to develop the specific resin system and reinforcement combination to match the application. Composite structure fabrication methods may include hand lay-up, resin infusion or more advanced automated lay-up processes. Automated lay-up processes include automated tape lay-up, automated fiber placement and filament winding. These automated fabrication processes require different material formats but similar materials to hand lay-up. After the lay-up process is completed, the material is cured by the addition of heat and pressure. Cure and consolidation processes typically include vacuum bag/oven curing, high pressure autoclave and press forming. After the structure has been cured, final finishing and trimming, and assembly of the structure, is performed by the fabricator or the Company.

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

During the Company’s 2026, 2025, and 2024 fiscal years, 39.3%, 39.8%, and 37.7%, respectively, of the Company’s total worldwide net sales were to affiliate and non-affiliate subtier suppliers of GE Aerospace, a leading manufacturer of aerospace engines. In addition, sales to Aerojet Rocketdyne accounted for 11.7% of the Company’s total worldwide sales in the 2026 fiscal year. During the 2026, 2025 and 2024 fiscal years, sales to no other customer of the Company equaled or exceeded 10% of the Company’s total worldwide sales. The loss of a major customer or of a group of customers could have a material adverse effect on the Company’s business or its consolidated results of operations or financial position.

Manufacturing

The Company’s manufacturing facilities for aerospace composite materials, film adhesives, and composite structures and assemblies are located in Newton, Kansas. The Company completed an expansion of its facilities in fiscal year 2024, which doubled the size of such facilities and added manufacturing capacity. The expansion includes enhanced and upgraded hot-melt film and tape lines and mixing and delivery systems, an expanded production lab, a new R&D lab, additional freezer and storage space and additional infrastructure to support the expanded operation. The new facility supports additional manufacturing capacity, which the Company is currently ramping up to meet increased demand. See “Operations” above.

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

The Company’s laboratories have been approved by several aerospace OEMs, and the Company has achieved certification pursuant to the National Aerospace and Defense Contractors Accreditation Program (“NADCAP”) for both non-metallic materials manufacturing and testing and composites fabrication. The Company believes its Newton, Kansas facility is one of the few facilities in the world with NADCAP accreditation for manufacturing both composite materials and composite structures. The Company has also received AS9100D certification for its quality management system for the manufacture of advanced composite materials and design and manufacturing of structures for aircraft and aerospace industries.

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

Backlog

The Company considers an item as backlog when it receives a purchase order specifying the number of units to be purchased, the purchase price, specifications and other customary terms and conditions. As of May 18, 2026, the unfilled portion of all purchase orders received by the Company, and believed by it to be firm, was approximately $51,425,000, compared to approximately $25,809,000 as of May 16, 2025. A major portion of the Company’s backlog consists of composite materials.

Various factors contribute to the size of the Company’s backlog. Accordingly, the foregoing information may not be indicative of the Company’s results of operations for any period subsequent to the fiscal year ended March 1, 2026.

Patents and Trademarks

The Company holds several patents and trademarks or licenses thereto. In the Company’s opinion, some of these patents and trademarks are important to its products. Generally, however, the Company does not believe that an inability to obtain new patents; or to defend existing, patents and trademarks would have a material adverse effect on the Company.

The Company’s Workforce

As of March 1, 2026, the Company had 125 employees. The Company’s success and future depends on the skills, experience, industry knowledge, passion and dedication of its workforce. The Company places significant focus and attention on attracting, developing and retaining its employees, as well as ensuring its workforce reflects Park’s principles of integrity, dedication and passion. These principles are intended to help ensure that every Park employee is held to his or her word, and that every Park employee continuously strives to excel. These two principles guide Park’s actions and the Company believes, foster a healthy work environment where all Park employees are treated with dignity and respect, irrespective of their backgrounds. The Company also believes that its principles are critical to fostering and maintaining what it calls Park’s “niche” culture of doing what others are unwilling or unable to do.

Employee health and safety is a top priority. Park’s safety performance has been an important focus of the Company. Safety performance is maintained by the Company ensuring appropriate safety equipment is installed and operational at all times and undertaking thorough reviews of any safety incidents that do occur.

The Company takes a comprehensive approach to developing its workforce, including by striving to use a fair recruiting process to select talented individuals. Park also believes that fair compensation, opportunities for career development, employee engagement, and a singular focus on the principles of integrity, dedication and passion, have cultivated a workforce that is diverse at all levels. Park believes that its principle-based approach to hiring and retention makes the Company a desirable workplace for employees of all backgrounds while improving business performance by maintaining the Company’s “niche” culture.

Environmental Matters

Aviation is one of the fastest growing sources of greenhouse gas emissions. Air travel is also considered to be one of the most carbon intensive activities an individual can undertake. Aircraft fuel efficiency is an important factor in addressing the reduction of greenhouse gas emissions. Park’s composite material products and the aircraft parts that are crafted using such products, enable aircraft to operate on substantially less fuel than would be the case using comparable aluminum-crafted aircraft parts. This reduced fuel consumption creates economic savings for end-users of applicable aircraft, while also substantially reducing the carbon based emissions of such aircraft.

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

A loss of one or more key customers could adversely affect the Company's profitability. The Company's customer base is concentrated, in part, because the Company's business strategy has been to develop long-term relationships with a select group of customers. During the Company's fiscal years ended March 1, 2026, March 2, 2025, and March 3, 2024, the Company's ten largest customers accounted for approximately 71%, 66%, and 64%, respectively, of net sales. The Company expects sales to a relatively small number of customers will continue to account for a significant portion of its net sales for the foreseeable future. See “Customers and End Markets” in Item 1 of Part I of this Report.

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

As with most companies, the Company has experienced cyber-attacks, attempts to breach the Company’s systems and other similar incidents, none of which have resulted in loss of data or materially affected the Company’s business, operations or financial results. The Company has addressed past cybersecurity breaches by working with leading providers of incident response, risk management and digital forensics services. In coordination with such service providers, Park also continues to update its infrastructure, security tools (including firewalls and anti-virus software), and employee training and processes, to protect against security incidents and to prevent their recurrence. While Company personnel have been tasked to detect and investigate such incidents, cybersecurity attacks and other data security breaches can and are expected to occur in the future and the Company may be unable to implement adequate preventive or remediation measures, as breach and disruption techniques change frequently and are generally not detected until after an incident has occurred.

The unauthorized use of the Company’s intellectual property and/or confidential or personal information or any material disruption in the systems that store such information could materially harm the Company’s competitive position, reduce the value of the Company’s investment in research and development (through the loss of trade secrets or other proprietary and competitively sensitive information) and other strategic initiatives, compromise personally identifiable information regarding customers or employees, delay the Company’s ability to access its information systems at critical times, cause operational disruptions and delays, jeopardize the security of the Company’s facilities or otherwise materially and adversely affect the Company’s business or financial results. Any intrusion may also result in material fines, penalties, governmental investigations and proceedings, litigation, diminished competitive advantages through reputational damage and increased operational expenses (including remediation and damage expenses). Many victims of cyber-attacks also are forced to pay significant ransoms or incur significant expenses to recover critical business systems and data. Additionally, the Company may incur additional costs to comply with its customers’, including the U.S. Government’s, requirements for data security and increased cybersecurity protections and standards. The Company may be similarly harmed if any of the foregoing incidents occur at third parties that are connected to the Company’s networks and that are not under the Company’s direct control.

The expansion of the Company’s operations may result in cost overruns, delays or other operational challenges that would negatively impact the Company’s business and results of operations.

The Company plans to expand its operations by building a new composite materials manufacturing plant. While the location of the new plan has not been finalized, construction is expected to begin in fiscal 2027. The planning, construction, start-up and ramp-up of a new manufacturing facility involve significant risks and uncertainties, including cost overruns, delays in finalizing the site, obtaining permits or approvals, contractor or supply chain disruptions, equipment procurement or installation issues, staffing challenges, delays in qualification or certification, and failure to achieve expected production levels or other anticipated benefits on the expected timeline or at all. In addition, the expansion may require significant management attention and capital resources and could result in inefficiencies or disruptions to the Company’s existing operations. Any of these factors could increase the Company’s costs, delay production, adversely affect the Company’s ability to meet customer demand and have a material adverse effect on the Company’s business and results of operations.

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

The Company’s operations could be impacted by catastrophic events outside our control, including severe weather conditions such as tornadoes, hurricanes, floods, earthquakes, storms, epidemics, pandemics, acts of war and terrorism. Any such event could cause a serious business disruption affecting the Company’s ability to produce and distribute products and could expose it to third-party liability claims. Additionally, such events could impact the Company’s suppliers, customers, and partners, which could cause energy and raw materials to be unavailable to the Company and could cause customers to be unable to purchase or accept the Company’s products and services. Any such occurrence could have a negative impact on the Company’s operations and financial results.

Operational risks may adversely impact the Company’s business or results of operations.

The Company’s operating results are subject to risks of manufacturing errors, process-control failures, quality escapes, foreign object debris or other operational mistakes that could result in scrap, rework, customer claims, delayed deliveries, loss of or damage to customer relationships, contractual liability, warranty or indemnity exposure, regulatory or customer review, or additional costs. Insufficient capacity threatens the Company’s ability to generate competitive profit margins and may expose it to liabilities related to contractual commitments. Operating results are also dependent on the Company’s ability to complete new construction projects on time, on budget and in accordance with performance requirements. Failure to do so may expose the business to loss of business opportunity and associated revenue which could have a negative impact on the Company’s operations and financial results.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C.  CYBERSECURITY

Safeguarding the Company’s information technology (“IT”) systems, intellectual property, and the confidential information and personal data that customers, suppliers, business partners, employees and others share is a critical concern. As such, the Company has processes in place to assess, identify, and manage material cybersecurity threats and incidents. The Company’s cybersecurity strategy includes policies, procedures, and technology that proactively safeguard its operations against cybersecurity threats. The Company utilizes IT that enables its team to access operational and financial performance data in real time, while identifying and helping to prevent cybersecurity threats and risks. The Company aims to incorporate industry best practices throughout its cybersecurity processes and its cybersecurity framework leverages internationally recognized standards, including the National Institute of Standards and Technology’s (“NIST”) Cybersecurity Framework (Identify, Protect, Detect, Respond and Recover). These processes incorporate preventative, detective and corrective controls to identify relevant cyber risks and include network and endpoint protection technologies that are designed to block and detect security events at the perimeter and within its network as well as evaluation and monitoring of detected security events. The Company continuously monitors activity and frequently scans applications and systems for vulnerabilities to cybersecurity threats. Continuous monitoring of the Company’s networks and systems for threats and vulnerabilities is a key component of the Company’s strategy, supported by the analysis of threat intelligence from external sources. This multi-layered approach enables early detection and facilitates prompt response to potential cybersecurity threats.

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

The Board of Directors oversees cybersecurity risk as part of its overall risk oversight function, and management reports cybersecurity matters to the Board of Directors from time to time.

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

ITEM 3.   LEGAL PROCEEDINGS.

No material pending legal proceedings.

ITEM 4.   MINE SAFETY DISCLOSURES.

None.

EXECUTIVE OFFICERS OF THE REGISTRANT.

Name	Title	Age

Brian E. Shore	Chief Executive Officer and Chairman of the Board of Directors	74

Mark A. Esquivel	President and Chief Operating Officer	53

Constantine Petropoulos	Senior Vice President – Chief Legal and Capital Markets Offfcer	48

Cory Nickel	Senior Vice President and General Manager	54

Christopher Goldner	Vice President – Finance	57

John Jamieson	Senior Vice President of Project Management	65

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

Mr. Petropoulos was elected Chief Legal and Capital Markets Officer on January 14, 2026 after rejoining Park Aerospace Corp. on February 10, 2025 as Senior Vice President - Administration and General Counsel. Prior to rejoining Park Aerospace Corp., Mr. Petropoulos served as Partner at Hughes, Hubbard & Reed, a prominent New York law firm, from May 2021 to July 2024. Prior to that, Mr. Petropoulos served as Senior Vice President and General Counsel of the Company from September 2014 to May 2021. Prior to his originally joining the Company in September 2014, Mr. Petropoulos had been Managing Attorney at Scientific Games Corporation in New York City since November 2011. From September 2007 to October 2011, he was Senior Corporate Counsel, Finance & Strategic Development at Coca-Cola HBC SA in Athens, Greece, and from October 2002 to September 2007, he was an attorney at Latham & Watkins LLP in New York City.

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

For the Fiscal Year Ended	Stock Price		Dividends
March 1, 2026	High	Low	Declared

First Quarter	$14.60	$11.97	$0.125
Second Quarter	20.72	13.48	0.125
Third Quarter	21.52	18.19	0.125
Fourth Quarter	28.37	18.69	0.125

For the Fiscal Year Ended	Stock Price		Dividends
March 2, 2025	High	Low	Declared

First Quarter	$16.96	$13.59	$0.125
Second Quarter	14.89	11.96	0.125
Third Quarter	15.57	12.70	0.125
Fourth Quarter	15.46	13.25	0.125

As of May 18, 2026, there were 383 holders of record of the Company’s Common Stock.

The Company expects, for the foreseeable future, to continue to pay regular cash dividends.

The following table provides information with respect to shares of the Company’s Common Stock acquired by the Company during each month included in the Company’s 2026 fiscal year fourth quarter ended March 1, 2026:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

December 1 - January 1	-	$-	-

January 2 -February 1	-	$-	-

February 2 - March 1	-	$-	-

Total	-	$-	-	781,766	(a)

(a)

Aggregate number of shares available to be purchased by the Company pursuant to a share purchase authorization announced on May 23, 2022. Pursuant to such authorization, the Company is authorized to purchase its shares from time to time on the open market or in privately negotiated transactions.

On May 18, 2022, the Company’s Board of Directors authorized the Company’s purchase, on the open market and in privately negotiated transactions, of up to 1,500,000 shares of its Common Stock. This represented approximately 7% of the Company’s 20,458,210 total outstanding shares as of the close of business on May 18, 2022. This authorization supersedes any unused prior Board of Directors’ authorizations to purchase shares of the Company’s Common Stock.  As of March 1, 2026, the Company had purchased 718,234 shares of the Company’s Common Stock pursuant to the above authorization.

As previously announced by the Company, shares purchased by the Company will be retained as treasury stock and will be available for use under the Company’s stock option plan and for other corporate purposes.

Stock Performance Graph

The graph set forth below compares the annual cumulative total return for the Company’s five fiscal years ended March 1, 2026 among the Company, the New York Stock Exchange Market Index (the “NYSE Index”), and the Nasdaq US Small Cap Aerospace and Defense Index (the “Nasdaq Index”). The returns of each company in the Nasdaq Index have been weighted according to the Company’s stock market capitalization. The graph has been prepared based on an assumed investment of $100 on March 1, 2021 and the reinvestment of dividends (where applicable).

	2021	2022	2023	2024	2025	2026
Park Aerospace Corp.	$100.00	$100.95	$122.63	$127.03	$121.75	$239.64
NYSE Index	$100.00	$111.77	$107.80	$126.75	$146.26	$175.23
NASDAQ US Small Cap Aerospace and Defense Index	$100.00	$96.04	$96.88	$107.62	$154.89	$317.39

ITEM 6.    [RESERVED].

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company’s fiscal year is the 52- or 53-week period ending the Sunday nearest to the last day of February. The 2026, 2025, and 2024 fiscal years ended on March 1, 2026, March 2, 2025, and March 3, 2024, respectively. The 2026 and 2025 fiscal years each consisted of 52 weeks and the 2024 fiscal year consisted of 53 weeks. Unless otherwise indicated in this Discussion and Analysis, all references to years and quarters in this Discussion and Analysis are to the Company’s fiscal years and fiscal quarters, and all annual and quarterly information in this Discussion and Analysis is for such fiscal years and quarters, respectively.

2026 Financial Overview

The Company's total net sales worldwide in 2026 were 18% higher than in 2025. The increase in sales was primarily driven by an increase in sales in the military and commercial aircraft markets and, to a lesser extent, higher sales in the space market, partially offset by lower sales in the Business Aircraft market.

The Company’s gross profit margin, measured as a percentage of sales, increased to 30.9% in 2026 from 28.4% in 2025. The higher gross profit margin was the result of higher sales prices, a more favorable sales mix and lower labor and overhead costs as a percentage of sales due to improved leverage of these costs.

The Company’s earnings from operations in 2026, as a percentage of sales, were 18.4% compared to 15.1% in 2025, primarily as a result of the higher sales and improved gross margin partially offset by higher selling, general and administrative expenses. The higher selling, general and administrative expenses were due to higher salaries and fringe benefits, travel expenses, professional fees, incentive compensation and research and development expenses in 2026. The Company’s net earnings in 2026 were 92% higher than in 2025, primarily due to an 18% increase in sales, higher gross margins, higher interest income in 2026 and a $1.1 million storm damage charge in 2025. These increases were offset by higher selling, general and administrative expenses in 2026 as well as higher income tax expense in 2026. While income taxes increased in whole dollars in 2026, the 2026 tax rate decreased compared to the 2025 tax rate primarily as the result of a deferred tax provision recorded in the fourth quarter of fiscal 2025 on unrepatriated foreign earnings partially offset by a higher benefit from the reduction in uncertain tax positions in 2025 as compared to 2026.

The Company continues to experience inflation in costs of raw materials and supplies, freight costs and other costs and expenses. The impact of inflation on the Company’s profits has been partially mitigated by the Company’s ability to adjust pricing for a large portion of its sales to pass the impact of inflation through to its customers. The Company also experienced increasing costs resulting from the imposition of duties, tariffs, and similar governmental charges by the United States and certain foreign jurisdictions on the products of its customers and suppliers. The impact of these tariffs and other duties was largely mitigated by the Company’s ability to adjust pricing to pass the impact of these costs through to its customers.

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

Results of Operations:

2026 Compared to 2025

	Year Ended
	March 1,	March 2,
(Amounts in thousands, except per share amounts)	2026	2025	Increase / (Decrease)

Net sales	$73,301	$62,026	$11,275	18%
Cost of sales	50,629	44,384	6,245	14%
Gross profit	22,672	17,642	5,030	29%
Selling, general and administrative expenses	9,172	8,246	926	11%
Earnings from operations	13,500	9,396	4,104	44%
Storm damage charge	-	(1,098)	1,098	-100%
Interest and other income	1,543	1,209	334	28%
Earnings before income taxes	15,043	9,507	5,536	58%
Income tax provision	3,771	3,625	146	4%
Net earnings	$11,272	$5,882	$5,390	92%

Earnings per share:
Basic earnings per share	$0.56	$0.29	$0.27	93%

Diluted earnings per share	$0.56	$0.29	$0.27	93%

Net Sales

The Company’s total net sales worldwide in 2026 were 18% higher than in 2025. Higher sales in 2026 were primarily driven by increased sales in the military, commercial aerospace and space markets partially offset by decreased sales in the business aircraft market.

Gross Profit

The Company’s gross profit margin, measured as a percentage of sales, increased to 30.9% in 2026 from 28.4% in 2025. The higher gross profit margin was the result of higher sales prices, a more favorable sales mix and lower labor and overhead costs as a percentage of sales due to improved leverage of these costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $0.9 million, or 11%, during 2026 compared to 2025. Such expenses, measured as percentages of sales, were 12.5% and 13.3% during 2026 and 2025, respectively.

The increase in selling, general and administrative expenses in 2026 was primarily due to higher salaries and fringe benefits as well as higher travel expenses, professional fees, incentive compensation and research and development expenses. These increases were offset by lower outbound freight costs in 2026.

Earnings from Operations

For the reasons set forth above, the Company’s earnings from operations were $13.5 million for 2026 compared to earnings from continuing operations of $9.4 million for 2025.

Storm Damage Charge

On May 19, 2024, the Company’s manufacturing facilities in Newton, Kansas were damaged by a strong storm which moved through the area.  None of the Company’s manufacturing lines or equipment were damaged by the storm.  Although the building structures are secure, the roofs on two of the three buildings in the Company’s Newton, Kansas campus needed significant repairs and the roof on one building needed to be replaced.  Also, multiple specialty HVAC units were damaged or destroyed.  These specialty HVAC units are necessary to control the temperature and humidity in certain manufacturing areas, quality laboratories and R&D laboratories, as required by certain specifications and certifications the Company is subject to.  The Company completed the repairs in the first quarter of 2026. The Company recorded a charge of $1.1 million in 2025 related to the damage and related repair and downtime costs.

Interest and Other Income/Expense

Interest and other income were $1.5 million in 2026 compared to $1.2 million in 2025. Higher weighted average interest rates in 2026 were offset by lower levels of marketable securities in 2026 due partially to share repurchases of $2.2 million in 2026, a $1.6 million advance payment made to a supplier in 2026 as well as a transition tax installment payment of $4.9 million made in the second quarter of 2026 related to the one-time transition tax on deemed repatriated earnings of non-US subsidiaries recorded in fiscal year 2018. During 2026 and 2025, the Company earned interest income principally from its investments, which were primarily in short-term instruments and money market funds.

Income Tax Provision

The Company’s effective income tax rate was 25.1% for 2026 compared to an effective rate of 38.1% for 2025. The decreased rate was due primarily to a deferred tax provision of $2.1 million recorded in the fourth quarter of fiscal 2025 on unrepatriated foreign earnings that the Company had previously considered to be indefinitely reinvested. Although the Company is currently involved in discussions with Asian industrial conglomerates regarding potential Asian based manufacturing joint ventures, the Company would consider contributing certain of its intellectual property to such joint ventures but would consider contributing only minimal capital to such joint ventures. Other than such potential joint ventures, the Company is not currently involved in any activities which would likely lead to the Company’s investment of such funds overseas. As a result, the Company has determined that it is unlikely that opportunities to invest these funds overseas will be realized in the foreseeable future, and, therefore, the Company has provided for the potential repatriation of such funds currently held by its Singapore subsidiary. In addition, 2025 effective income tax rate was positively impacted by U.S. federal rate and state income tax reductions in uncertain tax positions. The benefits from the reductions in 2025 were $1.1 million related to the expirations of statutes of limitations on tax positions taken in prior years regarding the taxability of funds repatriated from the Company’s subsidiary in Singapore and to the expiration of statutes of limitations related to state throw-back rates. The benefits from the reductions in uncertain tax positions in 2026 were not material. The decrease in the effective tax rate in 2026 was also due to the tax benefits from the exercise of nonqualified stock options in 2026.

Net Earnings from Operations

The Company’s net earnings for 2026 were $11.3 million compared to $5.9 million in 2025. The increase in net earnings was primarily due to higher net sales and related gross profit. As noted above, net earnings in 2025 included a $1.1 million charge related to storm damage incurred in May 2024 as well as a tax charge of $2.1 million for deferred taxes on undistributed foreign earnings. These charges were offset by a tax benefit from reduction in uncertain tax positions.

Basic and Diluted Earnings Per Share

Basic and diluted earnings per share for 2026 were $0.56 compared to basic and diluted earnings per share for 2025 of $0.29. The higher earnings per share in 2026 reflects higher earnings in 2026 due to the reasons detailed above as well as the negative impact in 2025 of the storm damage charge and tax charge related to undistributed foreign earnings.

2025 Compared to 2024

	Year Ended
	March 2,	March 3,
(Amounts in thousands, except per share amounts)	2025	2024	Increase / (Decrease)

Net sales	$62,026	$56,004	$6,022	11%
Cost of sales	44,384	39,470	4,914	12%
Gross profit	17,642	16,534	1,108	7%
Selling, general and administrative expenses	8,246	8,154	92	1%
Earnings from operations	9,396	8,380	1,016	12%
Storm damage charge	(1,098)	-	(1,098)	-100%
Interest and other income	1,209	1,053	156	15%
Earnings before income taxes	9,507	9,433	74	1%
Income tax provision	3,625	1,960	1,665	85%
Net earnings	$5,882	$7,473	$(1,591)	-21%

Earnings per share:
Basic:
Basic earnings per share	$0.29	$0.37	$(0.08)	-22%

Diluted:
Diluted earnings per share	$0.29	$0.37	$(0.08)	-22%

Net Sales

The Company’s total net sales worldwide in 2025 were 11% higher than in 2024. Higher sales in 2025 were primarily driven by increased sales in the military, commercial aerospace and business aircraft markets.

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

Storm Damage Charge

On May 19, 2024, the Company’s manufacturing facilities in Newton, Kansas were damaged by a strong storm which moved through the area.  None of the Company’s manufacturing lines or equipment were damaged by the storm.  Although the building structures are secure, the roofs on two of the three buildings in the Company’s Newton, Kansas campus needed significant repairs and the roof on one building needed to be replaced.  Also, multiple specialty HVAC units were damaged or destroyed.  These specialty HVAC units are necessary to control the temperature and humidity in certain manufacturing areas, quality laboratories and R&D laboratories, as required by certain specifications and certifications the Company is subject to.  The Company completed the repairs in the first quarter of 2026. The Company recorded a charge of $1.1 million in 2025 related to the damage and related repair and downtime costs.

Interest and Other Income/Expense

Interest and other income were $1.2 million in 2025 compared to $1.1 million in 2024. Higher weighted average interest rates in 2025 were offset by lower levels of marketable securities in 2025 due partially to share repurchases of $4.3 million in 2025 as well as a transition tax installment payment of $4.2 million made in the second quarter of 2025 related to the one-time transition tax on deemed repatriated earnings of non-US subsidiaries recorded in fiscal year 2018. During 2025 and 2024, the Company earned interest income principally from its investments, which were primarily in short-term instruments and money market funds.

Income Tax Provision

The Company’s effective income tax rate was 38.1% for 2025 compared to an effective rate of 20.8% for 2024. The increased rate was due primarily to a deferred tax provision of $2.1 million recorded in the fourth quarter of fiscal 2025 on unrepatriated foreign earnings that the Company had previously considered to be indefinitely reinvested. Although the Company is currently involved in discussions with Asian industrial conglomerates regarding potential Asian based manufacturing joint ventures, the Company would consider contributing certain of its intellectual property to such joint ventures but would consider contributing only minimal capital to such joint ventures. Other than such potential joint ventures, the Company is not currently involved in any activities which would likely lead to the Company’s investment of such funds overseas. As a result, the Company has determined that it is unlikely that opportunities to invest these funds overseas will be realized in the foreseeable future, and, therefore, the Company has provided for the potential repatriation of such funds currently held by its Singapore subsidiary. This increase in rate was offset by the U.S. federal rate and state income tax reductions in uncertain tax positions. The benefits from the reductions in 2025 and 2024 were $1.1 million and $0.6 million, respectively, related to the expirations of statutes of limitations on tax positions taken in prior years regarding the taxability of funds repatriated from the Company’s subsidiary in Singapore and to the expiration of statutes of limitations related to state throw-back rates.

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

Basic and Diluted Earnings Per Share

Basic and diluted earnings per share for 2025 were $0.29 compared to basic and diluted earnings per share for 2024 of $0.37. The lower earnings per share in 2025 reflects the impact of the storm damage charge as well the tax charge related to undistributed foreign earnings. These decreases were partially offset by higher sales in 2025 and a higher tax benefit from the reduction in uncertain tax positions in 2025 compared to 2024.

Liquidity and Capital Resources:

(Amounts in thousands)	March 1,	March 2,
	2026	2025	Decrease

Cash and marketable securities	$89,368	$68,834	$20,534
Working capital	102,714	81,033	21,681

From continuing operations	Fiscal Year Ended
(Amounts in thousands)	March 1,	March 2,	March 3,	Increase / (Decrease)
	2026	2025	2024	2026 vs. 2025	2025 vs. 2024

Net cash provided by operating activities	$11,499	$4,717	$4,408	$6,782	$309
Net cash provided by investing activities	34,851	23,987	31,388	10,864	(7,401)
Net cash provided by (used in) financing activities	10,523	(13,650)	(33,466)	24,173	19,816

On January 13, 2026, the Company entered into an Equity Distribution Agreement with Needham & Company, LLC (“Needham”) and Citizens JMP Securities, LLC (“Citizens”) (the “Distribution Agreement”) with respect to an “at the market offering” program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.10 per share, having an aggregate offering price of up to $50.0 million through Needham and Citizens as its sales agents.  The Company is not obligated to sell any shares under the Distribution Agreement. Subject to the terms and conditions of the Distribution Agreement, Needham and Citizens will use commercially reasonable efforts, consistent with their normal trading and sales practices and applicable laws and regulations, to sell shares of the Company’s common stock from time to time based upon instructions received from the Company, including any price, time or size limits or other customary parameters or conditions specified, subject to certain limitations. Under the Distribution Agreement, Needham and Citizens may sell shares of the Company’s common stock by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended.   The issuance and sale, if any, of shares of the Company’s common stock under the Distribution Agreement are made pursuant to a registration statement on Form S-3 that the Company filed with the U.S. Securities and Exchange Commission (“SEC”) on January 13, 2026 and was declared effective on January 21, 2026. The offering is described in a prospectus filed as part of the registration statement. During the fiscal year ended March 1, 2026, the Company sold 942,749 shares under the Distribution Agreement at an average price of $24.21 per share. Gross proceeds of $22.8 million were reduced by commissions and other expenses of $1.1 million resulting in net proceeds of $21.7 million. The remaining amount available to be sold under the Distribution Agreement as of March 1, 2026 was $27.2 million. The Company may, from time to time at its sole discretion, elect to sell additional shares of its common stock under the Distribution Agreement, subject to market conditions and other considerations.

Cash and Marketable Securities

The Company believes it has sufficient liquidity to fund its operating activities for the 12 months from the date of the filing of this Form 10-K Annual Report and for the foreseeable future thereafter. The Company expects the planned new composite materials manufacturing facility to be a significant capital project and, accordingly, anticipates funding-related expenditures from cash generated from operations, existing cash and marketable securities, and if appropriate, other available capital resources.

The change in cash and marketable securities as of March 1, 2026 compared to March 2, 2025 was primarily the result of the $21.7 million of proceeds from issuance of common stock under the “at the market offering” program described above and improved earnings in 2026 offset by repurchases of the Company’s common stock of $2.2 million in the first quarter of 2026, as well as a transition tax payment of $4.9 million made in the second quarter of 2026 and the payment of a supplier advance of $1.6 million made in the first quarter of 2026. The significant changes in cash provided by operating activities were as follows:

●

accounts receivable decreased by 15% as of March 1, 2026 compared to March 2, 2025 despite the increase in total net sales in the fourth quarter of 2026 compared to the fourth quarter of 2025; as the result of improved collections and the timing and mix of fourth quarter sales;

●

inventory increased 3% as of March 1, 2026 compared to March 2, 2025 due primarily to higher raw materials inventory to support first quarter shipments offset by lower finished goods inventory as of March 1, 2026;

●

prepaid expenses decreased 32% as of March 1, 2026 compared to March 2, 2025 due to lower prepaid taxes as a result of utilization of prior year overpayments and lower interest receivable as the result of lower levels of marketable securities;

●	accounts payable increased 46% as of March 1, 2026 compared to March 2, 2025 due primarily to the timing of raw material purchases and other expenses in the fourth quarter of 2026 compared to 2025;

●	accrued liabilities increased 21% as of March 1, 2026 compared to March 2, 2025 due primarily to an increase in professional fee accruals and incentive payroll accruals; and

●	income taxes payable decreased 88% as of March 1, 2026 compared to March 2, 2025 due to the payment of the final remaining transition tax installment in 2026.

In addition, the Company paid $10.0 million and $10.1 million in cash dividends during 2026 and 2025, respectively.

Working Capital

Working capital as of March 1, 2026 increased $21.7 million compared to March 2, 2025. This was primarily due to the increase in cash and cash equivalents and marketable securities and lower current income taxes payable partially offset by lower accounts receivable, as well as higher accounts payable and accrued liabilities.

The Company's current ratio (the ratio of current assets to current liabilities) was 18.2 to 1 as of March 1, 2026 compared to 9.7 to 1 as of March 2, 2025.

Cash Flows

During 2026, the Company's net earnings before non-cash storm damage charges, depreciation and amortization, stock-based compensation, provision for deferred income taxes, loss on sales of marketable securities, amortization of bond premium and gain on sale of fixed assets, were $14.3 million compared to $11.3 million in fiscal 2025 and $11.1 million in fiscal 2024. Such earnings were decreased by changes in operating assets and liabilities of $2.8 million, $6.6 million and $6.7 million in fiscal 2026, 2025 and 2024, respectively. This resulted in $11.5 million, $4.7 million and $4.4 million of cash provided by operating activities from continuing operations in fiscal 2026, 2025 and 2025, respectively. During 2026, the Company expended $2.0 million for the purchase of property, plant and equipment compared to $0.9 million during 2025, and $0.6 million in 2024. Proceeds from the sale and maturities of marketable securities, net of purchases of marketable securities were $36.9 million, $24.9 million, and $32.0 million in 2026, 2025 and 2024, respectively. In 2026, the Company had cash proceeds from the issuance of stock of $21.7 million. The Company paid $10.0 million, $10.1 million and $30.6 million in cash dividends in 2026, 2025 and 2024, respectively. The 2024 dividends paid included a special dividend of $20.5 million paid in the first quarter of that year.  The Company expended $2.2 million, $4.3 million and $2.9 million in 2026, 2025 and 2024, respectively, on repurchases of common stock.

Other Liquidity Factors

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

Contractual Obligations:

The Company's contractual obligations and other commercial commitments to make future payments under contracts, such as lease agreements, consist primarily of operating lease commitments, commitments to purchase raw materials and commitments to purchase equipment, as described in Note 9 of the Notes to Consolidated Financial Statements included elsewhere in this report. In March 2025, the Company entered into an agreement with a supplier, ArianeGroup SAS, under which the Company would advance funds against future purchases. The agreement requires payments of €4,587 over three years, of which €1,376 was paid in April 2025 (actual cost of $1,564), €1,835 was paid in May 2026 (actual cost of $2,156) and €1,376 (approximately $1,598 based on May 18, 2026 exchange rates) is due in the first quarter of fiscal 2028. The Company has no other long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments or contingent commitments, other than two standby letters of credit in the total amount of $0.1 million to secure the Company's obligations under its workers’ compensation insurance program.

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

In 2026, 2025 and 2024, the Company incurred approximately $43,000, $37,000 and $29,000, respectively, for remedial response and voluntary cleanup costs and related legal fees, and the Company received, or expects to receive, reimbursement pursuant to general liability insurance coverage for approximately $43,000, $37,000 and $29,000, respectively, of such amounts. While annual environmental remedial response and voluntary cleanup expenditures, including legal fees, have generally been constant from year to year, with increases over time, the Company expects it will be able to fund such expenditures from cash flow from operations. The timing of expenditures depends on a number of factors, including regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties. As of March 1, 2026 and March 2, 2025, there were no amounts recorded in accrued liabilities for environmental matters.

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

Interest Rate Risk – The exposure to market risks for changes in interest rates relates to the Company's short-term investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company’s short-term investment portfolio is managed in accordance with guidelines issued by the Company. These guidelines are designed to establish a high quality fixed income portfolio of government and highly rated corporate debt securities with a maximum weighted maturity of less than two years. Based on the average anticipated maturity of the investment portfolio at the end of the 2026 fiscal year, the Company does not believe that a hypothetical 10% fluctuation in short-term interest rates would have had a material impact on the consolidated results of operations or financial position of the Company.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Park Aerospace Corp. and Subsidiaries (the “Company”) as of March 1, 2026 and March 2, 2025 and the related consolidated statements of operations, comprehensive earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 1, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 1, 2026 and March 2, 2025, and the results of its operations and its cash flows for each of the years in the three-year period ended March 1, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

Melville, New York

May 29, 2026

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	March 1, 2026	March 2, 2025
ASSETS
Current assets:
Cash and cash equivalents	$78,494	$21,621
Marketable securities (Note 2)	10,874	47,213
Accounts receivable, less allowance for credit losses of $111 and $125, respectively	10,974	12,903
Inventories (Note 3)	7,411	7,213
Prepaid expenses and other current assets	918	1,344
Total current assets	108,671	90,294

Property, plant and equipment, net (Note 3)	21,828	21,650
Operating right-of-use assets (Note 9)	256	308
Goodwill and other intangible assets, net (Note 3)	9,776	9,776
Other assets	1,697	80
Total assets	$142,228	$122,108

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,681	$2,513
Operating lease liabilities (Note 9)	44	40
Accrued liabilities (Note 3)	1,598	1,318
Income taxes payable (Note 4)	634	5,390
Total current liabilities	5,957	9,261

Long-term operating lease liabilities (Note 9)	273	318
Deferred income taxes (Note 4)	6,009	5,304
Other liabilities (Note 4)	39	71
Total liabilities	12,278	14,954

Commitments and contingencies (Notes 9 and 10)

Shareholders' equity (Note 6):
Preferred stock, $1 par value per shares-authorized, 500,000 shares; issued, none	-	-
Common stock, $0.10 par value per shares-authorized, 60,000,000 shares; issued, 20,965,144 shares	2,096	2,096
Additional paid-in capital	177,483	170,265
Accumulated deficit	(48,238)	(49,550)
Accumulated other comprehensive loss	(65)	(665)
	131,276	122,146
Less treasury stock, at cost, 87,285 and 962,476 shares, respectively	(1,326)	(14,992)

Total shareholders' equity	129,950	107,154
Total liabilities and shareholders' equity	$142,228	$122,108

See Notes to Consolidated Financial Statements.

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Fiscal Year Ended
	March 1,	March 2,	March 3,
	2026	2025	2024

Net sales	$73,301	$62,026	$56,004
Cost of sales	50,629	44,384	39,470
Gross profit	22,672	17,642	16,534
Selling, general and administrative expenses	9,172	8,246	8,154
Earnings from operations	13,500	9,396	8,380
Storm damage charge	-	(1,098)	-
Interest and other income	1,543	1,209	1,053
Earnings from operations before income taxes	15,043	9,507	9,433
Income tax provision (Note 4)	3,771	3,625	1,960
Net earnings	$11,272	$5,882	$7,473

Earnings per share (Note 7)
Basic:
Basic earnings per share	$0.56	$0.29	$0.37
Basic weighted average shares	19,968	20,099	20,304

Diluted:
Diluted earnings per share	$0.56	$0.29	$0.37
Diluted weighted average shares	20,117	20,190	20,393

See Notes to Consolidated Financial Statements.

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts in thousands)

	Fiscal Year Ended
	March 1,	March 2,	March 3,
	2026	2025	2024

Net earnings	$11,272	$5,882	$7,473
Other comprehensive earnings (loss), net of tax:
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	584	1,615	1,844
Unrealized losses on marketable securities:
Unrealized holding losses arising during the period	(20)	(49)	(110)
Less: reclassification adjustment for losses included in net earnings	36	40	239
Other comprehensive earnings (loss)	600	1,606	1,973
Total comprehensive earnings	$11,872	$7,488	$9,446

See Notes to Consolidated Financial Statements.

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Amounts in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount

Balance, February 26, 2023	20,965,144	$2,096	$169,932	$(42,694)	$(4,244)	493,934	$(9,156)

Net earnings	-	-	-	7,473	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	1,973	-	-
Stock options exercised	-	-	(16)	-	-	(3,250)	54
Stock-based compensation	-	-	529	-	-	-	-
Repurchase of treasury shares	-	-	-	-	-	221,099	(2,880)
Cash dividends ($.50 per share)	-	-	-	(10,153)	-	-	-
Balance, March 3, 2024	20,965,144	2,096	170,445	(45,374)	(2,271)	711,783	(11,982)

Net earnings	-	-	-	5,882	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	1,606	-	-
Stock options exercised	-	-	(582)	-	-	(79,487)	1,242
Stock-based compensation	-	-	402	-	-	-	-
Repurchase of treasury shares	-	-	-	-	-	330,180	(4,252)
Cash dividends ($.50 per share)	-	-	-	(10,058)	-	-	-
Balance, March 2, 2025	20,965,144	2,096	170,265	(49,550)	(665)	962,476	(14,992)

Net earnings	-	-	-	11,272	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	600	-	-
Stock options exercised	-	-	(598)	-	-	(99,397)	1,510
Stock-based compensation	-	-	401	-	-	-	-
Shares sold under At the Market Offering Program, net of issuance costs	-	-	7,415	-	-	(942,749)	14,321
Repurchase of treasury shares	-	-	-	-	-	166,955	(2,165)
Cash dividends ($.50 per share)	-	-	-	(9,960)	-	-	-
Balance, March 1, 2026	20,965,144	$2,096	$177,483	$(48,238)	$(65)	87,285	$(1,326)

See Notes to Consolidated Financial Statements.

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Year Ended
	March 1,	March 2,	March 3,
	2026	2025	2024
Cash flows from operating activities:
Net earnings	$11,272	$5,882	$7,473
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash storm damage charge	-	887	-
Depreciation and amortization	1,860	1,851	1,402
Stock-based compensation	401	402	529
Allowance for credit losses	46	6	16
Provision for deferred income taxes	705	2,082	1,228
Amortization of bond premium	-	126	315
Loss on sale of marketable securities	50	57	184
Gain on sale of fixed assets	-	(22)	-
Changes in operating assets and liabilities:
Accounts receivable	1,883	(528)	(2,408)
Inventories	(198)	(809)	364
Prepaid expenses and other current assets	426	1,505	(5)
Other assets and liabilities	(1,638)	(1,079)	(554)
Accounts payable	1,168	(1,001)	(1,031)
Accrued liabilities	280	(668)	640
Income taxes payable	(4,756)	(3,974)	(3,745)
Net cash provided by operating activities	11,499	4,717	4,408

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,038)	(889)	(645)
Proceeds from sales of property, plant and equipment	-	22	-
Purchases of marketable securities	(2,440)	(7,772)	(7,690)
Proceeds from sales and maturities of marketable securities	39,329	32,626	39,723
Net cash provided by investing activities	34,851	23,987	31,388

Cash flows from financing activities:
Dividends paid	(9,960)	(10,058)	(30,624)
Proceeds from exercise of stock options	912	660	38
Proceeds from issuance of stock, net of issuance costs	21,736	-	-
Purchase of treasury stock	(2,165)	(4,252)	(2,880)
Net cash provided by (used in) financing activities	10,523	(13,650)	(33,466)

Increase in cash and cash equivalents	56,873	15,054	2,330
Cash and cash equivalents, beginning of year	21,621	6,567	4,237
Cash and cash equivalents, end of year	$78,494	$21,621	$6,567

Supplemental disclosure of non-cash activities:
Addition to operating right-of-use asset from new operating lease liability	$-	$267	$-

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three years ended March 1, 2026

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

c.

Accounting Period – The Company’s fiscal year is the 52- or 53-week period ending the Sunday nearest to the last day of February. The 2026 and 2025 fiscal years ended on March 1, 2026 and March 2, 2025, respectively, each consisted of 52 weeks while the 2024 fiscal year ended on March 3, 2024 consisted of 53 weeks.

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

The Company’s non-financial assets measured at fair value on a non-recurring basis, for purposes of calculating impairment, include goodwill and any long-lived assets written down to fair value. To measure fair value of such assets, the Company uses Level 3 inputs consisting of techniques including an income approach and a market approach. The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the discounted cash flow analysis require the exercise of significant judgment, including judgment about appropriate discount rates, terminal values, growth rates and the amount and timing of expected future cash flows. There were no transfers between levels within the fair value hierarchy during the 2026, 2025 or 2024 fiscal years.

e.

Cash and Cash Equivalents – The Company considers all money market securities and investments with contractual maturities at the date of purchase of 90 days or less to be cash equivalents. The Company had no debt securities included in cash equivalents as of March 1, 2026 or March 2, 2025. Certain of the Company’s cash and cash equivalents are in excess of U.S. government insurance. As of March 1, 2026 and March 2, 2025, $32,447 and $31,079, respectively, of the cash and marketable securities were owned by one of the Company’s wholly-owned foreign subsidiaries.

Supplemental cash flow information:

	Fiscal Year
	2026	2025	2024

Cash paid during the year for income taxes, net of refunds	$7,675	$5,754	$6,017

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

j.

Accounts Receivable – The Company’s accounts receivable are due from purchasers of the Company’s products. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within established payment terms and are stated at amounts due from customers net of an allowance for credit losses. Accounts outstanding longer than established payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the conditions of the general economy and the aerospace industry. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company writes off accounts receivable when they become uncollectible. The allowance for credit losses as of March 1, 2026, March 2, 2025, and March 3, 2024 were $111, $125 and $128, respectively.

k.

Valuation of Long-Lived Assets – The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Important factors that could trigger an impairment review include, but are not limited to, significant negative industry or economic trends and significant changes in the use of the Company's assets or strategy of the overall business. No impairments of long-lived assets were recognized in the 2026, 2025, or 2024 fiscal years.

l.

Goodwill and Other Intangible Assets – Goodwill is not amortized. Other intangible assets are amortized over their useful lives, which is 15 years, on a straight-line basis. The Company tests for impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. With respect to goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value is less than the carrying value. If, based on that assessment, the Company believes it is more likely than not that the fair value is less than the carrying value, a one-step goodwill impairment test is performed. The Company assesses the impairment of goodwill at least annually. The Company conducts its annual goodwill impairment test as of the first day of the fourth quarter. The Company concluded that there was no impairment in the 2026, 2025 or 2024 fiscal years.

m.

Shipping Costs – Most of the costs for third-party shippers for transporting products to customers are paid for or reimbursed by customers. The Company records minimal shipping costs in selling, general and administrative expenses.

n.

Property, Plant and Equipment – Property, plant and equipment are stated at cost less accumulated depreciation and amortization. The Company capitalizes additions, improvements and major renewals and expenses maintenance, repairs and minor renewals as incurred. Depreciation and amortization are computed principally by the straight-line method over the estimated useful lives of the assets. Machinery, equipment, furniture and fixtures are generally depreciated over 10 years. Building and leasehold improvements are generally depreciated over 25-30 years or the term of the lease, if shorter. The depreciation and amortization expenses associated with property, plant and equipment were $1,860, $1,851, and $1,396 for the 2026, 2025, and 2024 fiscal years, respectively.

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

2.	MARKETABLE SECURITIES

The following is a summary of available-for-sale securities:

	March 1, 2026
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$10,874	$10,874	$-	$-
Total marketable securities	$10,874	$10,874	$-	$-

	March 2, 2025
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$47,213	$47,213	$-	$-
Total marketable securities	$47,213	$47,213	$-	$-

The following tables show the amortized cost basis, gross unrealized gains and losses and gross realized gains and losses on the Company’s available-for-sale securities:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses
March 1, 2026:
U.S. Treasury and other government securities	$10,964	$2	$92
Total marketable securities	$10,964	$2	$92

March 2, 2025:
U.S. Treasury and other government securities	$48,124	$24	$935
Total marketable securities	$48,124	$24	$935

	Fiscal Year
	2026	2025	2024
Gross realized losses on sale	$50	$57	$184

The estimated fair values of such securities as of March 1, 2026, by contractual maturity, are shown below:

Due in one year or less	$10,874
$10,874

3.	OTHER CONSOLIDATED BALANCE SHEET DATA

Other consolidated balance sheet data consisted of the following:

	March 1,	March 2,
	2026	2025

Inventories:
Raw materials	$5,369	$4,768
Work-in-process	1,347	727
Finished goods	695	1,718
	$7,411	$7,213

Property, plant and equipment:
Land, buildings and improvements	$16,067	$15,826
Machinery, equipment, furniture and fixtures	34,568	32,771
	50,635	48,597
Less: accumulated depreciation and amortization	28,807	26,947
	$21,828	$21,650

Goodwill and other intangible assets:
Goodwill	$9,776	$9,776

Accrued liabilities:
Payroll and payroll related accruals	$802	$650
Workers' compensation	96	91
Professional fees	407	328
Property taxes	138	123
Other	155	126
	$1,598	$1,318

4.	INCOME TAXES

The income tax provision for continuing operations includes the following:

	Fiscal Year
	2026	2025	2024

Current:
Federal	$2,118	$802	$309
State and local	802	603	310
Foreign	146	138	113
	3,066	1,543	732

Deferred:
Federal	566	1,623	975
State and local	139	459	253
Foreign	-	-	-
	705	2,082	1,228
	$3,771	$3,625	$1,960

State income tax benefits from loss carryforwards to future years were recognized as deferred tax assets in the 2026, 2025 and 2024 fiscal years.

In the fourth quarter of fiscal 2025, the Company recorded a deferred tax provision for undistributed foreign earnings that were previously considered indefinitely reinvested. The Company recorded a deferred tax charge of $2,147 related to these undistributed earnings. While the Company has pursued, and continues to pursue, investment opportunities overseas for these funds, the Company no longer considers the funds to be indefinitely reinvested.

The Company’s pre-tax earnings from continuing operations in the United States and foreign locations are as follows:

	Fiscal Year
	2026	2025	2024

United States	$14,107	$8,619	$8,693
Foreign	936	888	740
Earnings before income taxes	$15,043	$9,507	$9,433

A reconciliation of the U.S. federal statutory rate to the Company’s effective income tax rate is as follows:

	Fiscal Year 2026
	Amount	Rate

Statutory U.S. federal tax rate	$3,159	21.0%

State and local taxes, net of federal income tax effect (a)	827	5.5%

Foreign tax rate effects - Singapore	(51)	(0.3%	)

Effect of cross border tax laws
Subpart F income	197	1.3%
Foreign derived intangible income	(41)	(0.3%	)
Unrepatriated foreign earnings	4	0.0%
Foreign tax credits	(146)	(1.0%	)

Nontaxable or nondeductible items	(29)	(0.2%	)

Tax credits - research & development	(51)	(0.3%	)

Change in uncertain tax positions	(32)	(0.2%	)

Other adjustments	(66)	(0.4%	)
	$3,771	25.1%

(a)	State taxes in Kansas made up the majority (greater than 50%) of the tax effect in this category

	Fiscal Year
	2025	2024

Statutory U.S. federal tax rate	21.0%	21.0%
State and local taxes, net of federal benefit	5.9%	5.8%
Foreign tax rate differentials	(0.3%)	(0.4%)
NQSO expirations and cancellations	0.9%	1.8%
Adjustment on tax accruals	(0.7%)	(1.0%)
Change in unrecognized tax benefits	(11.1%)	(6.1%)
Foreign tax credits	(1.5%)	0.0%
Deferred tax liability on undistributed foreign earnings	22.6%	0.0%
Subpart F	2.0%	0.0%
Permanent differences and other	(0.7%)	(0.3%)
	38.1%	20.8%

The Company had state net operating loss carryforwards of $1,611 and $386 as of March 1, 2026 and March 2, 2025, respectively, and total net foreign operating loss carryforwards of $7,791 as of both March 1, 2026 and March 2, 2025. The Company had valuation allowances against the remaining carryforwards as of March 1, 2026 and March 2, 2025. The state net operating loss carryforwards will expire in 2026 through 2041.

The Company had Arizona tax credits of $990 in both the 2026 and 2025 fiscal years for which there were valuation allowances as of March 1, 2026 and March 2, 2025.

The deferred tax asset valuation allowance of $2,938 as of March 1, 2026 relates to the above foreign net operating losses and state tax credit carryforwards from continuing operations for which the Company does not expect to realize any tax benefit. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities from continuing operations as of March 1, 2026 and March 2, 2025 were as follows:

	March 1,	March 2,
	2026	2025

Deferred tax assets:
Net operating loss carryforwards	$1,949	$1,948
Tax credits carryforward	990	990
Stock options	346	446
Other, net	511	953
	3,796	4,337
Valuation allowance on deferred tax assets	(2,938)	(2,938)
Total deferred tax assets, net of valuation allowance	858	1,399
Deferred tax liabilities:
Depreciation	(4,118)	(4,036)
Undistributed earnings	(2,220)	(2,147)
Other	(529)	(520)
Total deferred tax liabilities	(6,867)	(6,703)
Net deferred tax liability	$(6,009)	$(5,304)

The amount of cash taxes paid, net of refunds, by the Company during 2026 is as follows:

United States Federal	$7,151
United States State and Local
Kansas	475
Other	49
Total income tax payments, net of refunds	$7,675

As of March 1, 2026 and March 2, 2025, the Company had gross unrecognized tax benefits and related interest of $39 and $71, respectively, included in other liabilities.  If any portion of the unrecognized tax benefits as of March 1, 2026 were recognized, the Company’s effective tax rate would decrease. The change as of March 1, 2026 was due to a reduction in uncertain tax positions of $32 related to expiring statutes of limitations on tax positions taken in prior years regarding certain state tax related items.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for continuing operations is as follows:

	Unrecognized Tax Benefits
	March 1,	March 2,	March 3,
	2026	2025	2024

Balance, beginning of year	$52	$918	$1,424
Gross decreases - tax positions in prior period	(23)	(866)	(535)
Gross increases - current period tax positions	-	-	29
Balance, end of year	$29	$52	$918

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

A list of open tax years by major jurisdiction follows:

U.S. Federal	2024	-	2026
California	2023	-	2026
New York	2024	-	2026
Kansas	2024	-	2026
France	2024	-	2026
Singapore	2023	-	2026

The Company had $11 and $19 of accrued interest and penalties as of March 1, 2026 and March 2, 2025, respectively. The Company’s policy is to include applicable interest and penalties related to unrecognized tax benefits as a component of current income tax expense.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, "Income Taxes", requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The Company completed its assessment of the OBBBA corporate tax provisions which were enacted on July 4, 2025. OBBBA contained a number of U.S. corporate tax provisions, of which the Company elected to expense U.S. incurred research or experimental expenditures immediately and full bonus depreciation for certain assets placed into service after January 19, 2025. As a result of the Company’s elections, the Company’s U.S. cash taxes decreased in 2026 with no material impact to its effective tax rate.

On August 16, 2022, the Inflation Reduction Act was signed into law. The Inflation Reduction Act includes various tax provisions, which are effective for tax years beginning on or after January 1, 2023. For tax years beginning after December 31, 2021, the Tax Cuts & Jobs Act of 2017 eliminated the option to deduct research and development expenditures as incurred and instead required taxpayers to capitalize and amortize them over five or 15 years beginning in 2022. The Company incurred research and development expenses in the U.S. in 2025 and 2024 and, as such, the research and development expense addback is in the U.S. tax return for those years. This provision was eliminated by the OBBBA and the Company has elected to expense U.S. incurred research and development expenditures immediately in 2026.

The Company has no ongoing examinations of its federal returns.

5.	STOCK-BASED COMPENSATION

As of March 1, 2026, the Company had a 2018 Stock Option Plan (the “2018 Plan”) and no other stock-based compensation plan. The 2018 Plan was adopted by the Board of Directors of the Company on May 8, 2018 and approved by the shareholders of the Company at the Annual Meeting of Shareholders of the Company on July 24, 2018, and amended by the shareholders of the Company on July 18, 2024 and provides for the grant of options to purchase up to 1,550,000 shares of common stock of the Company. Prior to the 2018 Plan, the Company had the 2002 Stock Option Plan (the “2002 Plan”) which had been approved by the Company’s shareholders and provided for the grant of stock options to directors and key employees of the Company. All options granted under the 2018 Plan and 2002 Plan have exercise prices equal to the fair market value of the underlying Common Stock of the Company at the time of grant, which, pursuant to the terms of such Plans, is the reported closing price of the Common Stock on the New York Stock Exchange on the date preceding the date an option is granted. Options granted under the Plans become exercisable 25% one year after the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire 10 years after the date of grant. As of March 1, 2026, options to purchase a total of 755,363 shares of Common Stock were available for grant under the 2018 Plan, 738,228 shares of Common Stock of the Company were reserved for issuance upon exercise of stock options under the 2018 Plan and 2,250 shares of Common Stock of the Company were reserved for issuance upon exercise of stock options under the 2002 Plan.

The compensation expense for stock options includes an estimate for forfeitures and is recognized on a straight-line basis over the requisite service period.

The future compensation expense to be recognized in earnings before income taxes for options outstanding as of March 1, 2026 was $758, which is expected to be recognized ratably over a weighted average vesting period of 1.31 years.

The Company records its stock-based compensation at fair value. The weighted average fair value for options was estimated at the dates of grants, using the Black-Scholes option pricing model.

The following table represents the weighted average fair value and valuation assumptions used for options granted in the 2026, 2025, and 2024 fiscal years:

	Fiscal Year
	2026			2025			2024

Weighted average fair value per share of option grants		$3.32			$3.21			$3.01
Risk-free interest rates	4.10%	-	4.35%	4.23%	-	4.24%	3.61%	-	3.85%
Expected stock price volatility	24.0%	-	27.3%	28.7%	-	29.1%	28.5%	-	29.6%
Expected dividend yields		3.57%			3.77%			3.82%
Estimated option terms (in years)	5.9	-	9.2	5.8	-	8.6	4.9	-	8.3

The risk-free interest rates are based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the estimated term of the options at the date of grant. Volatility factors are based on historical volatility of the Company’s Common Stock. The expected dividend yields are based on the regular quarterly cash dividend per share most recently declared by the Company and on the exercise price of the options granted during the 2026 fiscal year. The estimated terms of the options are based on evaluations of the historical and expected future employee exercise behavior.

During the 2026, 2025 and 2024 fiscal years, the Company recorded non-cash charges of $16,000, $36,000 and $109,000, respectively, related to the modification of previously granted employee stock options resulting from the $1.00 per share special cash dividend paid by the Company in April 2023.

Information with respect to stock option activity follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance, February 26, 2023	670,425	$12.80
Granted	133,300	13.08
Exercised	(3,250)	11.83
Terminated or expired	(92,150)	15.69
Balance, March 3, 2024	708,325	$11.53
Granted	135,100	13.26
Exercised	(79,487)	8.30
Terminated or expired	(44,988)	12.51
Balance, March 2, 2025	718,950	$12.15
Granted	148,700	14.00
Exercised	(99,397)	9.18
Terminated or expired	(27,775)	12.95
Balance, March 1, 2026	740,478	$12.89	6.63	$10,015
Vested and exercisable, March 1, 2026	422,108	$12.53	5.33	$5,864
Expected to vest, March 1, 2026	703,454	$12.86	6.63	$9,535

The aggregate intrinsic values realized (the market value of the underlying shares on the date of exercise, less the exercise price, times the number of shares acquired) from the exercise of options during the 2026, 2025, and 2024 fiscal years were $869, $491, and $11, respectively.

A summary of the status of the Company’s non-vested options as of March 1, 2026, and changes during the fiscal year then ended, is presented below:

	Shares Subject to Options	Weighted Average Grant Date Fair Value

Non-vested, beginning of year	314,125	$2.90
Granted	148,700	3.32
Vested	(124,393)	2.84
Terminated or expired	(20,062)	2.64
Non-vested, end of year	318,370	$3.11

6.	SHAREHOLDERS’ EQUITY

Equity Distribution Agreement - On January 13, 2026, the Company entered into an Equity Distribution Agreement with Needham & Company, LLC (“Needham”) and Citizens JMP Securities, LLC (“Citizens”) (the “Distribution Agreement”) with respect to an at the market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.10 per share, having an aggregate offering price of up to $50,000 through Needham and Citizens as its sales agents or principals.  The Company is not obligated to sell any shares under the Distribution Agreement. Subject to the terms and conditions of the Distribution Agreement, Needham and Citizens will use commercially reasonable efforts, consistent with their normal trading and sales practices and applicable laws and regulations, to sell shares of the Company’s common stock from time to time based upon instructions received from the Company, including any price, time or size limits or other customary parameters or conditions specified, subject to certain limitations. Under the Distribution Agreement, Needham and Citizens may sell shares of the Company’s common stock by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended.   The issuance and sale, if any, of shares of the Company’s common stock under the Distribution Agreement are made pursuant to a registration statement on Form S-3 that the Company filed with the U.S. Securities and Exchange Commission (“SEC”) on January 13, 2026 and was declared effective on January 21, 2026. The offering is described in a prospectus filed as part of the registration statement. During the fiscal year ended March 1, 2026, the Company sold 942,749 shares under the Distribution Agreement for gross proceeds of $22,822. The Company incurred expenses, including commissions, legal and accounting fees of $1,086 related to the offering. The remaining amount available to be sold under the Distribution Agreement as of March 1, 2026 was $27,178.

Treasury Stock – On May 18, 2022, the Company’s Board of Directors authorized the Company’s purchase, on the open market and in privately negotiated transactions of up to 1,500,000 shares of its Common Stock which represented 7% of the Company’s 20,458,210 total outstanding shares of its Common Stock as of May 18, 2022. This authorization supersedes any unused prior Board of Directors’ authorizations to purchase shares of the Company’s Common Stock.  During the years ended March 1, 2026, March 2, 2025 and March 3, 2024, the Company repurchased 166,955, 330,180 and 221,099 shares, respectively, at a total cost of $2,165, $4,252 and $2,880, respectively. As of May 18, 2026, the amount remaining under the authorization was 781,766 shares which represent approximately 4% of the Company’s 20,877,859 total outstanding shares as of May 18, 2026.

Reserved Common Shares – As of March 1, 2026, 1,495,841 shares of Common Stock were reserved for issuance upon exercise of stock options.

Accumulated Other Comprehensive Earnings (Loss) – Accumulated balances related to each component of other comprehensive earnings were as follows:

	March 1, 2026	March 2, 2025

Unrealized losses on investments, net of taxes of $25 and $246, respectively	$(65)	$(665)
Accumulated balance	$(65)	$(665)

7.	EARNINGS PER SHARE

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

The following table sets forth the calculation of basic and diluted earnings per share:

	Fiscal Year
(Amounts in thousands, except per share amounts)	2026	2025	2024

Net earnings	$11,272	$5,882	$7,473

Weighted average common shares outstanding for basic EPS	19,968	20,099	20,304
Net effect of dilutive options	149	91	89
Weighted average shares outstanding for diluted EPS	20,117	20,190	20,393

Basic earnings per share	$0.56	$0.29	$0.37

Diluted earnings per share	$0.56	$0.29	$0.37

Potentially dilutive stock options, which were not included in the computation of diluted earnings per share because either the effect would have been antidilutive or the options’ exercise prices were greater than the average market price of the common stock, were 120,635, 103,713, and 94,263 for the 2026, 2025 and 2024 fiscal years, respectively.

8.	EMPLOYEE BENEFIT PLANS

Profit Sharing Plan – The Company has a non-contributory profit sharing retirement plan covering substantially all full-time employees in the United States. The plan may be modified or terminated at any time, but in no event may any portion of the contributions revert back to the Company. The Company’s estimated contributions are accrued at the end of each fiscal year and paid to the plan in the subsequent fiscal year. The Company’s contributions to the plan were $149 and $138 for fiscal years 2025 and 2024, respectively. The contribution for fiscal year 2026 has not been paid. Contributions are discretionary and may not exceed the amount allowable as a tax deduction under the Internal Revenue Code.

Savings Plan – The Company also sponsors a 401(k) retirement savings plan but has no financial obligations to plan participants in the form of matching contributions or otherwise.

9.	LEASES, COMMITMENTS AND SUPPLER ADVANCE

The Company has operating leases related to land, office space, warehouse space and equipment. All of the Company’s leases have been assessed to be operating leases. Renewal options are included in the lease terms to the extent the Company is reasonably certain to exercise the option. The exercise of lease renewal options is at the Company’s sole discretion. The amounts disclosed in our consolidated balance sheet as of March 1, 2026, pertaining to the right-of-use assets and lease liabilities, are measured on our current expectations of exercising our available renewal options. The incremental borrowing rate represents the Company’s ability to borrow on a collateralized basis over a term similar to the lease term. The leases typically contain renewal options for periods ranging from one year to 10 years and require the Company to pay real estate taxes and other operating costs. The latest land lease expiration is 2068 assuming exercise of all applicable renewal options by the Company. The Company’s existing leases are not subject to any restrictions or covenants which preclude its ability to pay dividends, obtain financing or exercise its available renewal options.

Future minimum lease payments under non-cancellable operating leases as of March 1, 2026 are as follows:

Fiscal Year:
2027	$59
2028	61
2029	65
2030	59
2031	16
Thereafter	126
Total undiscounted operating lease payments	386
Less imputed interest	(69)
Present value of operating lease payments	$317

The above payment schedule includes renewal options that the Company is reasonably likely to exercise. Leases with an initial term of 12 months or less are not recorded on the Company’s Consolidated Balance Sheets. The Company recognizes lease expense for leases on a straight-line basis over the terms of the leases.

During the 2026, 2025 and 2024 fiscal years, the Company’s operating lease expense was $68, $71 and $62, respectively. Cash payments of $57, $55 and $53 in the 2026, 2025 and 2024 fiscal years, respectively, pertaining to operating leases, are reflected in the Consolidated Statements of Cash Flows under cash flows from operating activities.

The following table sets forth the right-of-use assets and operating lease liabilities as of March 1, 2026:

Operating right-of-use assets	$256

Operating lease liabilities	$44
Long-term operating lease liabilities	273
Total operating lease liabilities	$317

The Company’s weighted average remaining lease terms for its operating leases were 5.59 and 6.34 years as of March 1, 2026 and March 2, 2025, respectively. The Company’s weighted average borrowing rates for its operating leases were 4.98% and 4.97% as of March 1, 2026 and March 2, 2025, respectively.

Rental expenses, inclusive of real estate taxes and other costs, were $291, $321, and $464 for the 2026, 2025, and 2024 fiscal years, respectively.

On March 27, 2025, Park and ArianeGroup SAS entered into an agreement under which Park would advance funds to ArianeGroup SAS against future purchases of RAYCARB C2®B product in the total amount of €4,587 payable in three installments in 2025, 2026, and 2027. The advance would be paid as follows: €1,376 was paid in April 2025 (actual cost of $1,564), €1,835 was paid in May 2026 (actual cost of $2,156) and €1,376 to be paid in the first quarter of fiscal 2028 (approximately $1,598 based on May 18, 2026 exchange rates). These advanced funds are to be used to help fund the purchase and installation, by ArianeGroup SAS, of additional manufacturing equipment for ArianeGroup SAS’ production of RAYCARB C2®B product. Under the agreement, the Company commits to purchase RAYCARB C2®B product through December 2033 at an estimated cost of €36,000. The Company has a remaining advance of $1,630 in Other Assets on the Consolidated Balance Sheet as of March 1, 2026.

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

Financial information regarding the Company’s continuing operations by geographic region is as follows:

	Fiscal Year
	2026	2025	2024

Sales:

North America	$70,193	$56,530	$50,295
Asia	1,240	1,792	1,330
Europe	1,868	3,704	4,379
Total sales	$73,301	$62,026	$56,004

Long-lived assets:

North America	$33,557	$31,814	$33,464
Asia	-	-	-
Europe	-	-	-
Total long-lived assets	$33,557	$31,814	$33,464

12.	OPERATING SEGMENT AND CUSTOMER CONCENTRATIONS

The Company operates in a single segment. The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The CODM assesses the performance of this reportable segment and allocates resources on a consolidated basis using the entity-wide revenues and expense information reported on the Consolidated Statement of Operations. The primary measure of segment profit is consolidated net income as reported on the Consolidated Statement of Operations. In addition, segment assets reviewed by the CODM are reported on the Company’s Consolidated Balance Sheet as total assets.

Customers – Net sales to affiliate and non-affiliate subtier suppliers of GE Aerospace were 39.3%, 39.8%, and 37.7% of the Company’s total worldwide sales in the 2026, 2025, and 2024 fiscal years, respectively. In addition, sales to Aerojet Rocketdyne accounted for 11.7% of the Company’s total worldwide sales in the 2026 fiscal year.

While no other customer accounted for 10% or more of the Company’s total worldwide net sales in the 2026, 2025, or 2024 fiscal years, the loss of a major customer or of a group of customers could have a material adverse effect on the Company’s business or consolidated results of operations or financial position.

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

Recently Adopted

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures. The amendments in the ASU provide changes to income tax disclosure requirements. The amendments in ASU 2023-09 were effective for public business entities for fiscal years beginning after December 15, 2024. Early adoption was permitted. The Company elected to not early adopt ASU 2023-09. The adoption of ASU 2023-09 did not have an impact on the Company’s Consolidated Financial Statements. The required disclosures have been included in Note 4.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a)    Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Vice President - Finance, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 1, 2026, the end of the fiscal year covered by this annual report. Based on such evaluation, the Company's Chief Executive Officer and Vice President – Finance have concluded that, as of the end of such fiscal year, the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Vice President - Finance, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 1, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control–Integrated Framework (2013). Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of March 1, 2026.

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

The information called for by this Item (except for information as to the Company's executive officers, which information appears elsewhere in this report) is incorporated by reference to the Company's definitive proxy statement for the 2026 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION.

The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2026 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2026 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2026 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

This information called for by this Item is incorporated by reference to the Company's definitive proxy statement for the 2026 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
		Page

(a) Documents filed as a part of this Report:

(1)	Consolidated Financial Statements:

	The following Consolidated Financial Statements of the Company are included in Part II, Item 8:

	Report of Independent Registered Public Accounting Firm (PCAOB ID 596)	38

	Consolidated Balance Sheets	39

	Consolidated Statements of Operations	40

	Consolidated Statements of Comprehensive Earnings	41

	Consolidated Statements of Shareholders' Equity	42

	Consolidated Statements of Cash Flows	43

	Notes to Consolidated Financial Statements (1-13)	44

(2)	Financial Statement Schedules:

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

	The information required by this Item relating to Exhibits to this Report is included in the Exhibit Index beginning on page 68 hereof.

ITEM 16.	FORM 10-K SUMMARY

Not Applicable

PARK AEROSPACE CORP. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Column C
Column A	Column B	Additions		Column D	Column E

Description	Balance at Beginning of Period	Costs and Expenses	Other	Reductions	Balance at End of Period

DEFERRED INCOME TAX ASSET VALUATION ALLOWANCE:

52 weeks ended March 1, 2026	$2,938,000	$-	$-	$-	$2,938,000
52 weeks ended March 2, 2025	$2,938,000	$-	$-	$-	$2,938,000
53 weeks ended March 3, 2024	$2,938,000	$-	$-	$-	$2,938,000

			Column D
Column A	Column B	Column C	Other		Column E

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Accounts Written Off (A)	Translation Adjustment	Balance at End of Period

ALLOWANCE FOR CREDIT LOSSES:

52 weeks ended March 1, 2026	$125,000	$46,200	$(60,200)	$-	$111,000
52 weeks ended March 2, 2025	$128,000	$6,000	$(9,000)	$-	$125,000
53 weeks ended March 3, 2024	$120,000	$16,000	$(8,000)	$-	$128,000

(A) Uncollectible amounts, net of recoveries

EXHIBIT INDEX

Exhibit Numbers	Description

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

99.1

Insider trading policies and procedures pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 (Reference is made to Exhibit 99.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2023, Commission File No. 1-4415, which is incorporated herein by reference)

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended March 1, 2026, formatted in XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 1, 2026 and March 2, 2025, (ii) Consolidated Statements of Operations for the years ended March 1, 2026, March 2, 2025, and March 3, 2024, (iii) Consolidated Statements of Comprehensive Earnings for the years ended March 1, 2026, March 2, 2025, and March 3, 2024, (iv) Consolidated Statements of Shareholders’ Equity for the years ended March 1, 2026, March 2, 2025, and March 3, 2024 and (v) Consolidated Statements of Cash Flows for the years ended March 1, 2026, March 2, 2025, and March 3, 2024,.*+

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: May 29, 2026	PARK AEROSPACE CORP.

	By:	/s/ Brian E. Shore
Brian E. Shore,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian E. Shore	Chairman of the Board, Chief Executive
Brian E. Shore	Officer and Director (principal executive
	officer)	May 29, 2026

/s/ Christopher Goldner	Vice President - Finance (principal financial
Christopher Goldner	officer and principal accounting officer)	May 29, 2026

/s/ Emily J. Groehl	Director	May 29, 2026
Emily J. Groehl

/s/ Yvonne Julian	Director	May 29, 2026
Yvonne Julian

/s/ Carl W. Smith	Director	May 29, 2026
Carl W. Smith

/s/ D. Bradley Thress	Director	May 29, 2026
D. Bradley Thress

/s/ Steven T. Warshaw	Director	May 29, 2026
Steven T. Warshaw