Form 10-Q
period 2026-05-31
PARK AEROSPACE CORP
filed 2026-07-20
CIK 76267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,751,211 as of July 7, 2026.

PARK AEROSPACE CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.                   Financial Statements.

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	May 31, 2026 (unaudited)	March 1, 2026*
ASSETS
Current assets
Cash and cash equivalents	$80,481	$78,494
Marketable securities (Note 3)	8,926	10,874
Accounts receivable, less allowance for credit losses of $115 and $111, respectively	10,842	10,974
Inventories (Note 4)	7,801	7,411
Prepaid expenses and other current assets	1,000	918
Total current assets	109,050	108,671

Property, plant and equipment, net	21,472	21,828
Operating right-of-use assets (Note 5)	243	256
Goodwill and other intangible assets	9,776	9,776
Other assets	3,813	1,697
Total assets	$144,354	$142,228

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,504	$3,681
Operating lease liability (Note 5)	45	44
Accrued liabilities	1,792	1,598
Income taxes payable	1,790	634
Total current liabilities	7,131	5,957

Long-term operating lease liability (Note 5)	262	273
Deferred income taxes (Note 9)	5,926	6,009
Other liabilities	40	39
Total liabilities	13,359	12,278

Commitments and contingencies (Note 11)

Shareholders' equity (Note 8)
Common stock	2,096	2,096
Additional paid-in capital	177,575	177,483
Accumulated deficit	(47,314)	(48,238)
Accumulated other comprehensive loss	(36)	(65)
	132,321	131,276
Less treasury stock, at cost	(1,326)	(1,326)
Total shareholders' equity	130,995	129,950
Total liabilities and shareholders' equity	$144,354	$142,228

* The condensed consolidated balance sheet at March 1, 2026 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	13 Weeks Ended (Unaudited)
	May 31,	June 1,
	2026	2025

Net sales	$18,312	$15,400
Cost of sales	11,936	10,682
Gross profit	6,376	4,718
Selling, general and administrative expenses	2,361	2,299
Earnings from operations	4,015	2,419
Interest and other income	786	355
Earnings from operations before income taxes	4,801	2,774
Income tax provision (Note 9)	1,268	694
Net earnings	$3,533	$2,080

Earnings per share (Note 7)
Basic:
Basic earnings per share	$0.17	$0.10
Basic weighted average shares	20,878	19,919

Diluted:
Diluted earnings per share	$0.17	$0.10
Diluted weighted average shares	21,228	19,968

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts in thousands)

	13 Weeks Ended (Unaudited)
	May 31,	June 1,
	2026	2025

Net earnings	$3,533	$2,080
Other comprehensive earnings, net of tax:
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	33	227
Unrealized losses on marketable securities:
Unrealized holding losses arising during the period	(4)	(12)
Other comprehensive earnings	29	215
Total comprehensive earnings	$3,562	$2,295

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount

Balance, March 1, 2026	20,965,144	$2,096	$177,483	$(48,238)	$(65)	87,285	$(1,326)

Net earnings	-	-	-	3,533	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	29	-	-
Stock-based compensation	-	-	92	-	-	-	-
Cash dividends ($0.125 per share)	-	-	-	(2,609)	-	-	-

Balance, May 31, 2026	20,965,144	$2,096	$177,575	$(47,314)	$(36)	87,285	$(1,326)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount

Balance, March 2, 2025	20,965,144	$2,096	$170,265	$(49,550)	$(665)	962,476	$(14,992)

Net earnings	-	-	-	2,080	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	215	-	-
Stock options exercised	-	-	(150)	-	-	(15,000)	228
Stock-based compensation	-	-	88	-	-	-	-
Repurchase of treasury shares	-	-	-	-	-	166,955	(2,165)
Cash dividends ($0.125 per share)	-	-	-	(2,499)	-	-	-

Balance, June 1, 2025	20,965,144	$2,096	$170,203	$(49,969)	$(450)	1,114,431	$(16,929)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	13 Weeks Ended (Unaudited)
	May 31,	June 1,
	2026	2025
Cash flows from operating activities:
Net earnings	$3,533	$2,080
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	469	456
Stock-based compensation	92	88
Allowance for credit losses	4	4
Deferred income taxes	(83)	(44)
Amortization of bond premium	(12)	1
Changes in operating assets and liabilities	(1,283)	(995)
Net cash provided by operating activities	2,720	1,590

Cash flows from investing activities:
Purchase of property, plant and equipment	(113)	(481)
Purchases of marketable securities	-	(2,440)
Proceeds from sales and maturities of marketable securities	1,989	4,920
Net cash provided by investing activities	1,876	1,999

Cash flows from financing activities:
Dividends paid	(2,609)	(2,499)
Proceeds from exercise of stock options	-	78
Purchase of treasury stock	-	(2,165)
Net cash used in financing activities	(2,609)	(4,586)

Increase (decrease) in cash and cash equivalents	1,987	(997)
Cash and cash equivalents, beginning of period	78,494	21,621
Cash and cash equivalents, end of period	$80,481	$20,624

Supplemental cash flow information:
Cash paid during the period for income taxes, net of refunds	$2	$-

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share (unless otherwise stated), per share and option amounts)

1. CONSOLIDATED FINANCIAL STATEMENTS

The Condensed Consolidated Balance Sheet and the Condensed Consolidated Statement of Shareholders’ Equity as of May 31, 2026, the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Earnings for the 13 weeks ended May 31, 2026 and June 1, 2025, and the Condensed Consolidated Statements of Cash Flows for the 13-week periods then ended have been prepared by Park Aerospace Corp. (the “Company”), without audit. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at May 31, 2026 and the results of operations and cash flows for all periods presented. The Condensed Consolidated Statements of Operations are not necessarily indicative of the results to be expected for the full fiscal year or any subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2026. There have been no significant changes to such accounting policies during the 13 weeks ended May 31, 2026.

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

The following is a summary of available-for-sale securities:

	May 31, 2026
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$8,926	$8,926	$-	$-
Total marketable securities	$8,926	$8,926	$-	$-

	March 1, 2026
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$10,874	$10,874	$-	$-
Total marketable securities	$10,874	$10,874	$-	$-

The following table shows the amortized cost basis of, and gross unrealized gains and losses on, the Company’s available-for-sale securities:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses

May 31, 2026:
U.S. Treasury and other government securities	$8,976	$-	$50
Total marketable securities	$8,976	$-	$50

March 1, 2026:
U.S. Treasury and other government securities	$10,964	$2	$92
Total marketable securities	$10,964	$2	$92

The estimated fair values of such securities at May 31, 2026 by contractual maturity are shown below:

Due in one year or less	$8,926

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

	May 31,	March 1,
	2026	2026

Inventories:

Raw materials	$5,609	$5,369
Work-in-process	1,606	1,347
Finished goods	586	695
	$7,801	$7,411

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

Future minimum lease payments under non-cancellable operating leases as of May 31, 2026 are as follows:

Fiscal Year:
2027	$44
2028	61
2029	65
2030	59
2031	16
Thereafter	127
Total undiscounted operating lease payments	372
Less imputed interest	(65)
Present value of operating lease payments	$307

The above payment schedule includes renewal options that the Company is reasonably likely to exercise. Leases with an initial term of 12 months or less are not recorded on the Company’s condensed consolidated balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the terms of the leases.

For the 13 weeks ended May 31, 2026 and June 1, 2025, the Company’s operating lease expenses were $17 and $17, respectively. Cash payments for the 13 weeks ended May 31, 2026 and June 1, 2025 of $15 and $14, respectively, pertaining to operating leases, are reflected in the cash flow statement under cash flows from operating activities.

The following table sets forth the right-of-use assets and operating lease liabilities as of May 31, 2026 and March 1, 2026:

	May 31,	March 1,
	2026	2026
Operating right-of-use assets	$243	$256

Operating lease liabilities	$45	$44
Long-term operating lease liabilities	262	273
Total operating lease liabilities	$307	$317

At May 31, 2026 and March 1, 2026, the Company’s weighted average remaining lease terms for its operating leases were 5.42 years and 5.59 years, respectively, and the weighted average borrowing rates for its operating leases were 4.98% and 4.98%, respectively.

6. STOCK-BASED COMPENSATION

As of May 31, 2026, the Company had a 2018 Stock Option Plan (the “2018 Plan”) and no other stock-based compensation plan. The 2018 Plan was adopted by the Board of Directors of the Company on May 8, 2018, approved by the shareholders of the Company at the Annual Meeting of Shareholders of the Company on July 24, 2018, and amended by the shareholders of the Company on July 18, 2024 and provides for the grant of options to purchase up to 1,550,000 shares of common stock of the Company. Prior to the 2018 Plan, the Company had the 2002 Stock Option Plan (the “2002 Plan”) which had been approved by the Company’s shareholders and provided for the grant of stock options to directors and key employees of the Company. All options granted under the 2018 Plan and 2002 Plan have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant which, pursuant to the terms of such Plans, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted. Options granted under the Plans become exercisable 25% one year after the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire 10 years after the date of grant. Upon termination of employment or service as a director, all options held by the optionee that have not previously become exercisable shall terminate and all other options held by such optionee may be exercised, to the extent exercisable on the date of such termination, for a limited time after such termination. Any shares of common stock subject to an option under the 2018 Plan, which expires or is terminated unexercised as to such shares, shall again become available for issuance under the 2018 Plan.

The future compensation expense to be recognized in earnings before income taxes for options outstanding at May 31, 2026 was $666, which is expected to be recognized ratably over a weighted average vesting period of 1.22 years.

The following is a summary of option activity for the 13 weeks ended May 31, 2026:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance, March 1, 2026	740,478	$12.89
Granted	-	-
Exercised	-	-
Terminated or expired	(700)	13.68
Balance, May 31, 2026	739,778	$12.89	6.38	$14,038
Vested and exercisable, May 31, 2026	477,974	$12.48	5.23	$9,269

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

The following table sets forth the calculation of basic and diluted earnings per share:

	13 Weeks Ended
	May 31, 2026	June 1, 2025

Net earnings	$3,533	$2,080

Weighted average common shares outstanding for basic EPS	20,878	19,919
Net effect of dilutive options	350	49
Weighted average shares outstanding for diluted EPS	21,228	19,968

Basic earnings per share	$0.17	$0.10

Diluted earnings per share	$0.17	$0.10

Potentially dilutive securities, which were not included in the computation of diluted earnings per share, because either the effect would have been anti-dilutive or the options’ exercise prices were greater than the average market price of the common stock, were 0 and 335,338 for the 13 weeks ended May 31, 2026 and June 1, 2025, respectively.

8. SHAREHOLDERS’ EQUITY

On May 23, 2022, the Company announced that its Board of Directors authorized the Company’s purchase, on the open market and in privately negotiated transactions, of up to 1,500,000 additional shares of its common stock. This authorization superseded any unused prior Board of Directors’ authorizations to purchase shares of the Company’s Common Stock. The Company purchased 0 and 166,955 shares of its common stock during the 13 weeks ended May 31, 2026 and June 1, 2025, respectively. As a result, the Company is authorized to purchase up to a total of 781,766 shares of its common stock, representing approximately 3.6% of the Company’s 21,751,211 total outstanding shares as of the close of business on July 7, 2026. There is no assurance the Company will purchase any shares pursuant to this Board of Directors’ authorization. Shares purchased by the Company, if any, will be retained as treasury stock and will be available for use under the Company’s stock option plan and for other corporate purposes.

On January 13, 2026, the Company entered into an Equity Distribution Agreement with Needham & Company, LLC (“Needham”) and Citizens JMP Securities, LLC (“Citizens”) (the “Distribution Agreement”) with respect to an at the market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.10 per share, having an aggregate offering price of up to $50,000 through Needham and Citizens as its sales agents or principals.  The Company is not obligated to sell any shares under the Distribution Agreement. Subject to the terms and conditions of the Distribution Agreement, Needham and Citizens will use commercially reasonable efforts, consistent with their normal trading and sales practices and applicable laws and regulations, to sell shares of the Company’s common stock from time to time based upon instructions received from the Company, including any price, time or size limits or other customary parameters or conditions specified, subject to certain limitations. Under the Distribution Agreement, Needham and Citizens may sell shares of the Company’s common stock by any method permitted by law deemed to be an "at-the-market offering program" as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. The issuance and sale, if any, of shares of the Company’s common stock under the Distribution Agreement are made pursuant to a registration statement on Form S-3 that the Company filed with the U.S. Securities and Exchange Commission (“SEC”) on January 13, 2026 and was declared effective on January 21, 2026. The offering is described in a prospectus filed as part of the registration statement. During the fiscal year ended March 1, 2026, the Company sold 942,749 shares under the Distribution Agreement for gross proceeds of $22,822. The Company incurred expenses, including commissions, legal and accounting fees of $1,086 related to the offering. In June 2026, the Company completed the program by selling 869,852 shares for gross proceeds of $27,174.

9. INCOME TAXES

For the 13 weeks ended May 31, 2026, the Company recorded an income tax provision of $1,268, which included a discrete income tax provision of $0. For the 13 weeks ended June 1, 2025, the Company recorded an income tax provision of $694, which included a discrete income tax provision of $(28).

The Company’s effective tax rate for the 13 weeks ended May 31, 2026 was 26.4% compared to 25.0% in the comparable prior year period. The effective tax rate for the 13 weeks ended May 31, 2026 was higher than the U.S. statutory rate of 21% primarily due to state and local taxes. The effective tax rate for the 13 weeks ended June 1, 2025 was higher than the U.S. statutory rate of 21% primarily due to state and local taxes and discrete income tax provisions for the accrual of interest related to unrecognized tax benefits.

10. GEOGRAPHIC REGIONS

The Company’s products are sold to customers in North America, Asia and Europe. The Company’s manufacturing facility is located in Kansas. Sales are attributed to geographic regions based upon the region in which the materials were delivered to the customer. All of the Company’s long-lived assets are located in North America.

Financial information regarding the Company’s operations by geographic region is as follows:

	13 Weeks Ended
	May 31, 2026	June 1, 2025

Net Sales:

North America	$17,164	$14,315
Asia	253	411
Europe	895	674
Total net sales	$18,312	$15,400

11. COMMITMENTS AND CONTINGENCIES

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

Commitments

On March 27, 2025, Park and ArianeGroup SAS entered into an agreement under which Park would advance funds to ArianeGroup SAS against future purchases of C2®B product in the total amount of €4,587 payable in three installments in 2025, 2026, and 2027. The advance is to be paid as follows: €1,376 was paid in April 2025 (actual cost of $1,564), €1,835 was paid in May 2026 (actual cost of $2,156) and €1,376 to be paid in the first quarter of fiscal 2028 (approximately $1,575 based on July 7, 2026 exchange rates). These advanced funds are to be used to help fund the purchase and installation, by ArianeGroup SAS, of additional manufacturing equipment for ArianeGroup SAS’ production of C2®B product. Under the agreement, the Company commits to purchase C2®B product through December 2033 at an estimated cost of €36,000. As of May 31, 2026, the unamortized balance of amounts previously advanced was approximately $3,749 and was included in Other assets on the Condensed Consolidated Balance Sheet.

12. OPERATING SEGMENT

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

13.  SUBSEQUENT EVENT

In July 2026, the Company entered into a sublease agreement covering approximately 18 acres of land in Tulsa, Oklahoma. The Company plans to build a new composites material manufacturing and development facility on the site. The facility will include full production lab facilities, office space, storage and freezer space and ancillary equipment necessary to support all planned manufacturing operations. The sublease commences on September 1, 2026 and has an initial term of 25 years with a renewal option for an additional 25 years. Annual rent under the sublease agreement for the initial five years of the sublease would be $269,469 with increases for each subsequent five-year period based upon the Consumer Price Index for All Urban Consumers, U.S,, City Average All Items as published by the United States Department of Commerce. The Company expects economic development incentives to offset a significant portion of rent expense.

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

Financial Overview

The Company's total net sales in the 13 weeks ended May 31, 2026 were $18.3 million compared to $15.4 million in the 13 weeks ended June 1, 2025. The increase in sales was due to higher sales in the commercial market driven by higher sales under the GE Aerospace jet engine programs and higher sales in the military market.

The Company’s gross profit margins, measured as percentages of sales, were 34.8% in the 13 weeks ended May 31, 2026 compared to 30.6% in the 13 weeks ended June 1, 2025. The higher gross profit margin for the 13 weeks ended May 31, 2026 was primarily due to the higher sales volume in the quarter which allowed for improved leverage of fixed overhead costs and a more favorable product mix.

The Company’s earnings from operations before income taxes and net earnings increased 73.1% and 69.9%, respectively, in the 13 weeks ended May 31, 2026 compared to the 13 weeks ended June 1, 2025, primarily as a result of the higher gross margins in the 13 weeks ended May 31, 2026 and higher interest income in the 13 weeks ended May 31, 2026 partially offset by higher selling, general and administrative expenses.

While the Company continues to experience inflation in costs of raw materials and supplies, freight costs and other costs and expenses, the impact of this has been largely mitigated by the Company’s ability to adjust pricing for a large portion of its sales. The impact of global tariffs has been minimal and been largely mitigated by the Company’s ability to adjust pricing of its products.

Programs in which the Company participates as a supplier are, in some cases, experiencing supply chain issues from other suppliers to the programs that could result in delays in production for certain customers of the Company. The Company’s sales may be affected by supply chain challenges experienced by its customers as a result of delays involving other suppliers.

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

Under a Business Partner Agreement with ArianeGroup SAS of Les Mureaux, France (“ArianeGroup”), ArianeGroup SAS appointed Park as its exclusive North American distributor of ArianeGroup’s RAYCARB C2®B NG proprietary product.  RAYCARB C2®B NG is used to produce ablative composite materials for critical rocketry and missile systems. Park is a long-term customer of ArianeGroup and uses ArianeGroup’s RAYCARB C2®B NG product in the production of many of Park’s key ablative materials, which Park supplies into critical rocket and missile programs. On March 27, 2025, Park and ArianeGroup entered into an agreement under which Park would advance funds to ArianeGroup against future purchases of C2®B product in the aggregate amount in Euros of €4,587,000 payable in three installments in 2025, 2026, and 2027. The Company has made the 2025 and 2026 advances while the 2027 advance will be made in the first quarter of fiscal year 2028. These advanced funds are being used to help fund the purchase and installation, by ArianeGroup, of additional manufacturing equipment for ArianeGroup’s production of C2®B product.

In July 2026, the Company entered into a sublease agreement covering approximately 18 acres of total land in Tulsa, Oklahoma. The Company plans to build a new composites material manufacturing and development facility on the site. The facility will include full production lab facilities, office space, storage and freezer space and ancillary equipment necessary to support all planned manufacturing operations. The sublease commences on September 1, 2026, and has an initial term of 25 years with a renewal option for an additional 25 years. Annual rent under the sublease agreement for the initial five years of the sublease would be $269,469 with increases for each subsequent five-year period based upon the Consumer Price Index for All Urban Consumers, U.S., City Average All Items as published by the United States Department of Commerce. The Company expects economic development incentives to offset a significant portion of the rent expense.

Results of Operations:

The following table sets forth the components of the condensed consolidated statements of operations:

	13 Weeks Ended
	May 31,	June 1,	%
	2026	2025	Change
(Amounts in thousands, except per share amounts)
Net sales	$18,312	$15,400	18.9%
Cost of sales	11,936	10,682	11.7%
Gross profit	6,376	4,718	35.1%
Selling, general and administrative expenses	2,361	2,299	2.7%
Earnings from operations	4,015	2,419	66.0%
Interest and other income	786	355	121.4%
Earnings from operations before income taxes	4,801	2,774	73.1%
Income tax provision	1,268	694	82.7%
Net earnings	$3,533	$2,080	69.9%

Earnings per share:
Basic:
Basic earnings per share	$0.17	$0.10	70.0%

Diluted:
Diluted earnings per share	$0.17	$0.10	70.0%

Net Sales

The Company's total net sales in the 13 weeks ended May 31, 2026 were $18.3 million compared to $15.4 million in the 13 weeks ended June 1, 2025. The increase in sales was primarily due to higher sales in the commercial and military markets reflecting increased demand in both markets.

Gross Profit

The Company’s gross profit margins, measured as percentages of sales, were 34.8% in the 13 weeks ended May 31, 2026 compared to 30.6% in the 13 weeks ended June 1, 2025. The higher gross profit margin for the 13 weeks ended May 31, 2026 was primarily due to the higher sales volume in the quarter which allowed for improved leverage of fixed overhead costs and a more favorable product mix, which was partially offset by higher waste in the current quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased compared to the prior year’s comparable period in dollars but decreased as a percentage of sales. These expenses, measured as percentages of sales, were 12.9% in the 13 weeks ended May 31, 2026 compared to 14.9% in the 13 weeks ended June 1, 2025. The increase in selling, general and administrative expenses in dollars was primarily due to higher research and development costs, higher freight costs and higher shareholder expenses partially offset by lower professional and legal fees. As a percentage of sales, the decrease in selling, general and administrative expenses is due to the increase in sales in the 13 weeks ended May 31, 2026.

Selling, general and administrative expenses included stock option expenses of $92,000 for the 13 weeks ended May 31, 2026, compared to stock option expenses of $88,000 in the 13 weeks ended June 1, 2025.

Earnings from Operations

For the reasons set forth above, the Company’s earnings from operations were $4.0 million for the 13 weeks ended May 31, 2026 compared to $2.4 million for the 13 weeks ended June 1, 2025.

Interest and Other Income

Interest and other income was $786,000 for the 13 weeks ended May 31, 2026, compared to $355,000 for the prior year’s comparable period. Interest income increased 121% for the 13 weeks ended May 31, 2026 primarily due to higher investment balances. Cash balances were higher in the 13 weeks ended May 31, 2026 as a result of stock sales in the prior quarter that resulted in net proceeds of $21.7 million under the Company’s at the market offering. During the 13 weeks ended May 31, 2026, the Company earned interest income principally from its cash and investments, which consisted primarily of short-term instruments and money market funds.

Income Tax Provision

For the 13 weeks ended May 31, 2026, the Company recorded an income tax provision of $1.3 million, which included a discrete income tax benefit of $0. For the 13 weeks ended June 1, 2025, the Company recorded an income tax provision of $694,000, which included a discrete income tax benefit of $(28,000) for the excess tax benefits of stock option exercises in the 13 weeks ended June 1, 2025 partially offset by the accrual of interest related to unrecognized tax benefits.

The Company’s effective tax rate for the 13 weeks ended May 31, 2026 was 26.4% compared to 25.0% in the prior year’s comparable period. The effective tax rate for the 13 weeks ended May 31, 2026 was higher than the U.S. statutory rate of 21% primarily due to state and local taxes. The effective rate for the 13 weeks ended June 1, 2025 was higher than the U.S. statutory rate of 21% primarily due to state and local taxes and the accrual of interest related to unrecognized tax benefits.

Net Earnings

For the reasons set forth above, the Company’s net earnings for the 13 weeks ended May 31, 2026 were $3.5 million compared to net earnings of $2.1 million for the 13 weeks ended June 1, 2025.

Basic and Diluted Earnings Per Share

In the 13 weeks ended May 31, 2026, basic and diluted earnings per share were $0.17 compared to basic and diluted earnings per share of $0.10 in the 13 weeks ended June 1, 2025.

Liquidity and Capital Resources:

(Amounts in thousands)	May 31,	March 1,
	2026	2026	Change

Cash and cash equivalents and marketable securities	$89,407	$89,368	$39
Working capital	101,919	102,714	(795)

	13 Weeks Ended
(Amounts in thousands)	May 31,	June 1,
	2026	2025	Change

Net cash provided by operating activities	$2,720	$1,590	$1,130
Net cash provided by investing activities	1,876	1,999	(123)
Net cash used in financing activities	(2,609)	(4,586)	1,977

Cash and Marketable Securities

Of the $89.4 million of cash and cash equivalents and marketable securities at May 31, 2026, $32.7 million was owned by one of the Company’s wholly-owned foreign subsidiaries.

The change in cash and cash equivalents and marketable securities at May 31, 2026 compared to March 1, 2026 was the result of higher cash collections due to the increased sales mostly offset by a supplier advance of $2.2 million paid in May 2026 and dividends paid to shareholders. The significant changes in cash provided by operating activities were as follows:

●	inventories increased by 5% at May 31, 2026 compared to March 1, 2026 primarily due to the timing of raw material purchases and production;

●

prepaid expenses and other current assets increased by 9% at May 31, 2026 compared to March 1, 2026 primarily due to higher prepaid information technology contracts and insurance partially offset by lower prepaid taxes;

●	other assets increased $2.1 million during the 13 weeks ended May 31, 2026 due to a long-term supplier advance paid during the quarter;

●	accounts payable decreased by 5% at May 31, 2026 compared to March 1, 2026 primarily due to the timing of supplier payments in the quarter;

●	accrued liabilities increased by 12% at May 31, 2026 compared to March 1, 2026 primarily due to higher accrued bonuses and profit sharing; and

●	income taxes payable increased 182% at May 31, 2026 compared to March 1, 2026 primarily due to earnings in the 13 weeks ended May 31, 2026.

In addition, the Company paid $2.6 million and $2.5 million in cash dividends in the 13-week period ended May 31, 2026 and the 13-week period ended June 1, 2025, respectively.

Working Capital

The decrease in working capital at May 31, 2026 compared to March 1, 2026 was due principally to the payment of a long-term advance to a supplier of $2.2 million during the period, lower marketable securities and higher current liabilities, partially offset by higher cash, inventories, and prepaid expenses at May 31, 2026.

The Company's current ratio (the ratio of current assets to current liabilities) was 15.3 to 1.0 at May 31, 2026 compared to 18.2 to 1.0 at March 1, 2026.

Cash Flows

During the 13 weeks ended May 31, 2026, the Company had operating cash flows of $2.7 million compared to $1.6 million for the 13 weeks ended June 1, 2025. During the same 13-week period, the Company expended $113,000 for the purchase of property, plant and equipment, compared with $481,000 during the 13 weeks ended June 1, 2025. The Company paid $2.6 million in cash dividends in the 13-week period ended May 31, 2026 compared to $2.5 million in cash dividends in the 13-week period ended June 1, 2025.

Other Liquidity Factors

The Company believes its financial resources will be sufficient, through the 12 months following the filing of this Form 10-Q Quarterly Report and for the foreseeable future thereafter, to provide for continued investment in working capital and property, plant and equipment and for general corporate purposes including the Company’s plans to build a new composites material manufacturing and development facility. The Company expects construction on the new facility to begin in fiscal year 2027. The Company’s financial resources are also available for purchases of the Company's common stock, cash dividend payments, appropriate acquisitions and other expansions of the Company's business.

The Company is not aware of any circumstances or events that are reasonably likely to occur that could materially affect its liquidity. The Company further believes its balance sheet and financial position to be very strong.

Contractual Obligations:

The Company’s contractual obligations and other commercial commitments to make future payments under contracts, such as lease agreements, consist primarily of operating lease commitments, commitments to purchase raw materials and remaining advance payable to ArianeGroup SAS. In March 2025, the Company entered into an agreement with a supplier, ArianeGroup SAS, under which the Company would advance funds against future purchases. The agreement requires payments of €4,587 over three years, of which €1,376 was paid in April 2025 (actual cost of $1,564), €1,835 was paid in May 2026 (actual cost of $2,156) and €1,376 (approximately $1,575 based on July 7, 2026 exchange rates) is due in the first quarter of fiscal 2028.  Under the agreement, the Company commits to purchase C2®B product through December 2033 at an estimated cost of €36,000. The Company has no other long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments or contingent commitments, other than two standby letters of credit in the total amount of $140,000, to secure the Company’s obligations under its workers’ compensation insurance program. In July 2026, the Company entered into a sublease agreement covering approximately 18 acres of total land in Tulsa, Oklahoma. The Company plans to build a new composites material manufacturing and development facility on the site. The facility will include full production lab facilities, office space, storage and freezer space and ancillary equipment necessary to support all planned manufacturing operations. The sublease commences on September 1, 2026, and has an initial term of 25 years with a renewal option for an additional 25 years. Annual rent under the sublease agreement for the initial five years of the sublease would be $269,469 with increases for each subsequent five-year period based upon the Consumer Price Index for All Urban Consumers, U.S., City Average All Items as published by the United States Department of Commerce. The Company expects economic development incentives to offset a significant portion of the rent expense.

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

The Company’s critical accounting policies that are important to the Condensed Consolidated Financial Statements and that entail, to a significant extent, the use of estimates and assumptions and the application of management’s judgment, are described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2026. There have been no significant changes to such accounting policies during the 2027 fiscal year first quarter.

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

Factors That May Affect Future Results;

Certain portions of this report which do not relate to historical financial information may be deemed to constitute forward-looking statements that are subject to various factors which could cause actual results to differ materially from the Company’s expectations or from results which might be projected, forecasted, estimated or budgeted by the Company in forward-looking statements. Such factors include, but are not limited to, general conditions in the aerospace industry, the Company’s competitive position, the status of the Company’s relationships with its customers, economic conditions in international markets, the cost and availability of raw materials, transportation and utilities, and the various factors set forth under the caption “Factors That May Affect Future Results” in Item 1 and in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s market risk exposure at May 31, 2026 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended March 1, 2026.

Item 4. Controls and Procedures.

(a)    Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of May 31, 2026, the end of the quarterly fiscal period covered by this quarterly report. Based on such evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes in the risk factors as previously disclosed in the Company’s Form 10-K Annual Report for the fiscal year ended March 1, 2026.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to shares of the Company’s common stock acquired by the Company during each month included in the Company’s 2027 fiscal year first quarter ended May 31, 2026:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

March 2 - April 1	-	$-	-

April 2 - May 1	-	$-	-

May 2 - May 31	-	$-	-

Total	-	$-	-	781,766	(a)

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2026, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at May 31, 2026 (unaudited) and March 1, 2026; (ii) Condensed Consolidated Statements of Operations for the 13 weeks ended May 31, 2026 and June 1, 2025 (unaudited); (iii) Condensed Consolidated Statements of Comprehensive Earnings for the 13 weeks ended May 31, 2026 and June 1, 2025 (unaudited); (iv) Condensed Consolidated Statements of Shareholders’ Equity at May 31, 2026 (unaudited) and June 1, 2025; and (v) Condensed Consolidated Statements of Cash Flows for the 13 weeks ended May 31, 2026 and June 1, 2025 (unaudited). * +

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2026, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at May 31, 2026 (unaudited) and March 1, 2026; (ii) Condensed Consolidated Statements of Operations for the 13 weeks ended May 31, 2026 and June 1, 2025 (unaudited); (iii) Condensed Consolidated Statements of Comprehensive Earnings for the 13 weeks ended May 31, 2026 and June 1, 2025 (unaudited); (iv) Condensed Consolidated Statements of Shareholders’ Equity at May 31, 2026 (unaudited) and June 1, 2025; and (v) Condensed Consolidated Statements of Cash Flows for the 13 weeks ended May 31, 2026 and June 1, 2025 (unaudited). * +

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

Park Aerospace Corp.
(Registrant)

/s/ Brian E. Shore
Date: July 20, 2026	Brian E. Shore
Chief Executive Officer
(principal executive officer)

/s/ Christopher Goldner
Date: July 20, 2026	Christopher Goldner
Vice President – Finance
(principal financial officer)
(principal accounting officer)