Form 10-Q
period 2026-08-30
PARK AEROSPACE CORP
filed 2026-10-13
CIK 76267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,031,235 as of October 5, 2026.

PARK AEROSPACE CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	August 30, 2026 (unaudited)	March 1, 2026*

ASSETS
Current assets
Cash and cash equivalents	$98,326	$78,494
Marketable securities (Note 3)	16,423	10,874
Accounts receivable, less allowance for credit losses of $119 and $111, respectively	14,834	10,974
Inventories (Note 4)	8,963	7,411
Prepaid expenses and other current assets	1,390	918
Total current assets	139,936	108,671

Property, plant and equipment, net	21,359	21,828
Operating right-of-use assets (Note 5)	230	256
Goodwill and other intangible assets	9,776	9,776
Other assets	3,782	1,697
Total assets	$175,083	$142,228

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,605	$3,681
Operating lease liability (Note 5)	46	44
Accrued liabilities	1,668	1,598
Income taxes payable	833	634
Total current liabilities	6,152	5,957

Long-term operating lease liability (Note 5)	250	273
Deferred income taxes (Note 9)	5,909	6,009
Other liabilities	40	39
Total liabilities	12,351	12,278

Commitments and contingencies (Note 11)

Shareholders' equity (Note 8)
Common stock	2,207	2,096
Additional paid-in capital	206,679	177,483
Accumulated deficit	(45,499)	(48,238)
Accumulated other comprehensive loss	(15)	(65)
	163,372	131,276
Less treasury stock, at cost	(640)	(1,326)
Total shareholders' equity	162,732	129,950
Total liabilities and shareholders' equity	$175,083	$142,228

* The Condensed Consolidated Balance Sheet at March 1, 2026 has been derived from the audited Consolidated Financial Statements at that date.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	13 Weeks Ended (Unaudited)		26 Weeks Ended (Unaudited)
	August 30,	August 31,	August 30,	August 31,
	2026	2025	2026	2025

Net sales	$20,791	$16,381	$39,103	$31,781
Cost of sales	13,656	11,265	25,592	21,947
Gross profit	7,135	5,116	13,511	9,834
Selling, general and administrative expenses	2,403	2,271	4,764	4,570
Earnings from operations	4,732	2,845	8,747	5,264
Interest and other income	839	390	1,625	745
Earnings from operations before income taxes	5,571	3,235	10,372	6,009
Income tax provision (Note 9)	1,037	831	2,305	1,525
Net earnings	$4,534	$2,404	$8,067	$4,484

Earnings per share (Note 7)
Basic:
Basic earnings per share	$0.21	$0.12	$0.38	$0.23
Basic weighted average shares	21,733	19,875	21,306	19,897

Diluted:
Diluted earnings per share	$0.21	$0.12	$0.37	$0.22
Diluted weighted average shares	21,920	19,986	21,574	19,977

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Amounts in thousands)

	13 Weeks Ended (Unaudited)		26 Weeks Ended (Unaudited)
	August 30,	August 31,	August 30,	August 31,
	2026	2025	2026	2025

Net earnings	$4,534	$2,404	$8,067	$4,484
Other comprehensive earnings, net of tax:
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	26	202	59	429
Unrealized losses on marketable securities:
Unrealized holding losses arising during the period	(5)	(3)	(9)	(15)
Less: reclassification adjustment for losses included in net earnings	-	36	-	36
Other comprehensive earnings	21	235	50	450
Total comprehensive earnings	$4,555	$2,639	$8,117	$4,934

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share and per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	(Loss) Earnings	Shares	Amount

Balance, March 1, 2026	20,965,144	$2,096	$177,483	$(48,238)	$(65)	87,285	$(1,326)

Net earnings	-	-	-	3,533	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	29	-	-
Stock-based compensation	-	-	92	-	-	-	-
Cash dividends ($0.125 per share)	-	-	-	(2,609)	-	-	-

Balance, May 31, 2026	20,965,144	$2,096	$177,575	$(47,314)	$(36)	87,285	$(1,326)

Net earnings	-	-	-	4,534	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	21	-	-
Stock options exercised	256,250	26	3,112	-	-	(27,274)	415
Stock-based compensation	-	-	84	-	-	-	-
Shares sold under At the Market Offering Program, net of issuance costs	852,000	85	25,908	-	-	(17,852)	271
Cash dividends ($0.125 per share)	-	-	-	(2,719)	-	-	-

Balance, August 30, 2026	22,073,394	$2,207	$206,679	$(45,499)	$(15)	42,159	$(640)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Deficit	(Loss) Earnings	Shares	Amount

Balance, March 2, 2025	20,965,144	$2,096	$170,265	$(49,550)	$(665)	962,476	$(14,992)

Net earnings	-	-	-	2,080	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	215	-	-
Stock options exercised	-	-	(150)	-	-	(15,000)	228
Stock-based compensation	-	-	88	-	-	-	-
Repurchase of treasury shares	-	-	-	-	-	166,955	(2,165)
Cash dividends ($0.125 per share)	-	-	-	(2,499)	-	-	-

Balance, June 1, 2025	20,965,144	$2,096	$170,203	$(49,969)	$(450)	1,114,431	$(16,929)

Net earnings	-	-	-	2,404	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	235	-	-
Stock options exercised	-	-	(251)	-	-	(55,110)	837
Stock-based compensation	-	-	101	-	-	-	-
Cash dividends ($0.125 per share)	-	-	-	(2,482)	-	-	-

Balance, August 31, 2025	20,965,144	$2,096	$170,053	$(50,047)	$(215)	1,059,321	$(16,092)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	26 Weeks Ended (Unaudited)
	August 30,	August 31,
	2026	2025
Cash flows from operating activities:
Net earnings	$8,067	$4,484
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	938	911
Stock-based compensation	176	189
Provision for credit losses	8	8
Deferred income taxes	(100)	237
Amortization of bond premium	(41)	8
Loss on sale of marketable securities	-	50
Changes in operating assets and liabilities	(7,778)	(6,414)
Net cash provided by (used in) operating activities	1,270	(527)

Cash flows from investing activities:
Purchase of property, plant and equipment	(469)	(664)
Purchases of marketable securities	(9,941)	(2,440)
Proceeds from sales and maturities of marketable securities	4,483	18,035
Net cash (used in) provided by investing activities	(5,927)	14,931

Cash flows from financing activities:
Dividends paid	(5,328)	(4,981)
Proceeds from exercise of stock options	3,553	664
Proceeds from issuance of stock, net of issuance costs	26,264	-
Purchase of treasury stock	-	(2,165)
Net cash provided by (used in) financing activities	24,489	(6,482)

Increase in cash and cash equivalents:	19,832	7,922
Cash and cash equivalents, beginning of period	78,494	21,621
Cash and cash equivalents, end of period	$98,326	$29,543

Supplemental cash flow information:
Cash paid during the period for income taxes, net of refunds	$2,205	$6,183

See Notes to Condensed Consolidated Financial Statements (Unaudited).

PARK AEROSPACE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share (unless otherwise stated), per share and option amounts)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Condensed Consolidated Balance Sheet and the Condensed Consolidated Statement of Shareholders’ Equity as of August 30, 2026, the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Earnings for the 13 weeks and 26 weeks ended August 30, 2026 and August 31, 2025, and the Condensed Consolidated Statements of Cash Flows for the 26 weeks ended August 30, 2026 and August 31, 2025 have been prepared by Park Aerospace Corp. (the “Company”), without audit. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at August 30, 2026 and the results of operations and cash flows for all periods presented. The Condensed Consolidated Statements of Operations are not necessarily indicative of the results to be expected for the full fiscal year or any subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2026. There have been no significant changes to such accounting policies during the 26 weeks ended August 30, 2026.

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

The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying value due to their short-term nature. Certain assets and liabilities of the Company are required to be recorded at fair value on either a recurring or non-recurring basis. On a recurring basis, the Company records its marketable securities at fair value using Level 1 or Level 2 inputs. (See Note 3)

The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and any long-lived assets written down to fair value. To measure fair value of such assets, the Company uses Level 3 inputs consisting of techniques including an income approach and a market approach. The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the discounted cash flow analysis require the exercise of significant judgment, including judgment about appropriate discount rates, terminal values, growth rates and the amount and timing of expected future cash flows. With respect to goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that fair value is less than carrying value. If, based on that assessment, the Company believes it is more likely than not that fair value is less than carrying value, a goodwill impairment test is performed. There have been no changes in events or circumstances which required impairment charges to be recorded during the 13 weeks and 26 weeks ended August 30, 2026.

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

The following is a summary of available-for-sale securities:

	August 30, 2026
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$16,423	$16,423	$-	$-
Total marketable securities	$16,423	$16,423	$-	$-

	March 1, 2026
	Total	Level 1	Level 2	Level 3

U.S. Treasury and other government securities	$10,874	$10,874	$-	$-
Total marketable securities	$10,874	$10,874	$-	$-

The following table shows the amortized cost basis of, and gross unrealized gains and losses on, the Company’s available-for-sale securities:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses

August 30, 2026:
U.S. Treasury and other government securities	$16,444	$-	$21
Total marketable securities	$16,444	$-	$21

March 1, 2026:
U.S. Treasury and other government securities	$10,964	$2	$92
Total marketable securities	$10,964	$2	$92

The estimated fair values of such securities at August 30, 2026 by contractual maturity are shown below:

Due in one year or less	$16,423

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

	August 30,	March 1,
	2026	2026

Inventories:

Raw materials	$6,240	$5,369
Work-in-process	1,433	1,347
Finished goods	1,290	695
	$8,963	$7,411

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

Future minimum lease payments under non-cancellable operating leases as of August 30, 2026 are as follows:

Fiscal Year:
2027	$30
2028	61
2029	65
2030	59
2031	16
Thereafter	127
Total undiscounted operating lease payments	358
Less imputed interest	(62)
Present value of operating lease payments	$296

The above payment schedule includes renewal options that the Company is reasonably likely to exercise. Leases with an initial term of 12 months or less are not recorded on the Company’s Condensed Consolidated Balance Sheet. The Company recognizes lease expense for these leases on a straight-line basis over the terms of the leases.

For the 13 weeks and 26 weeks ended August 30, 2026, the Company’s operating lease expenses were $17 and $34, respectively. Cash payments of $29, pertaining to operating leases, are reflected in the cash flow statement under cash flows from operating activities.

The following table sets forth the right-of-use assets and operating lease liabilities as of August 30, 2026 and March 1, 2026:

	August 30, 2026	March 1, 2026
Operating right-of-use assets	$230	$256

Operating lease liabilities	$46	$44
Long-term operating lease liabilities	250	273
Total operating lease liabilities	$296	$317

At August 30, 2026 and March 1, 2026, the Company’s weighted average remaining lease terms for its operating leases were 5.3 years and 5.6 years, respectively, and the weighted average borrowing rates for its operating leases were 4.99% and 4.98%, respectively.

In July 2026, the Company entered into a sublease agreement covering approximately 18 acres of land in Tulsa, Oklahoma. The Company plans to build a new composites material manufacturing and development facility on the site. The facility will include full production lab facilities, office space, storage and freezer space and ancillary equipment necessary to support all planned manufacturing operations. The sublease commences on September 1, 2026 and has an initial term of 25 years with a renewal option for an additional 25 years. Annual rent under the sublease agreement for the initial five years of the sublease would be $269 with increases for each subsequent five-year period based upon the Consumer Price Index for All Urban Consumers, U.S, City Average All Items as published by the U.S. Bureau of Labor Statistics ("BLS"). The Company expects economic development incentives to offset a significant portion of rent expense.

6. STOCK-BASED COMPENSATION

As of August 30, 2026, the Company had a 2018 Stock Option Plan (the “2018 Plan”) and no other stock-based compensation plan. The 2018 Plan was adopted by the Board of Directors of the Company on May 8, 2018, approved by the shareholders of the Company at the Annual Meeting of Shareholders of the Company on July 24, 2018, and amended by the shareholders of the Company on July 18, 2024 and provides for the grant of options to purchase up to 1,550,000 shares of common stock of the Company. Prior to the 2018 Plan, the Company had the 2002 Stock Option Plan (the “2002 Plan”) which had been approved by the Company’s shareholders and provided for the grant of stock options to directors and key employees of the Company. All options granted under the 2018 Plan and 2002 Plan have exercise prices equal to the fair market value of the underlying common stock of the Company at the time of grant which, pursuant to the terms of such Plans, is the reported closing price of the common stock on the New York Stock Exchange on the date preceding the date the option is granted. Options granted under the Plans become exercisable 25% one year after the date of grant, with an additional 25% exercisable each succeeding anniversary of the date of grant, and expire 10 years after the date of grant. Upon termination of employment or service as a director, all options held by the optionee that have not previously become exercisable shall terminate and all other options held by such optionee may be exercised, to the extent exercisable on the date of such termination, for a limited time after such termination. Any shares of common stock subject to an option under the 2018 Plan, which expires or is terminated unexercised as to such shares, shall again become available for issuance under the 2018 Plan.

During the 13 weeks and 26 weeks ended August 30, 2026, the Company granted options to an officer under the 2018 Plan to purchase a total of 25,000 shares of common stock. The future compensation expense to be recognized in earnings before income taxes is $299 and will be recorded on a straight-line basis over the requisite service period. The weighted average fair value of the granted options was $12.26 per share using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.48%; expected volatility factor of 27.1%; expected dividend yield of 1.31%; and estimated option term of 6.59 years.

The risk-free interest rates were based on U.S. Treasury rates at the date of grant with maturity dates approximately equal to the estimated term of the options at the date of the grant. Volatility factors were based on historical volatility of the Company’s common stock. The expected dividend yields were based on the regular quarterly cash dividend per share most recently declared by the Company and on the exercise price of the options granted during the 13 weeks and 26 weeks ended August 30, 2026. The estimated term of the options was based on evaluations of the historical and expected future employee exercise behavior.

The future compensation expense to be recognized in earnings before income taxes for options outstanding at August 30, 2026 was $881, which is expected to be recognized ratably over a weighted average vesting period of 1.53 years.

The following is a summary of option activity for the 26 weeks ended August 30, 2026:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance, March 1, 2026	740,478	$12.89
Granted	25,000	37.47
Exercised	(283,524)	12.53
Terminated or expired	(80,400)	12.88
Balance, August 30, 2026	401,554	$14.69	7.15	$7,243
Vested and exercisable, August 30, 2026	230,375	$12.85	6.12	$4,507

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

The following table sets forth the calculation of basic and diluted earnings per share:

	13 Weeks Ended		26 Weeks Ended
	August 30, 2026	August 31, 2025	August 30, 2026	August 31, 2025

Net earnings	$4,534	$2,404	$8,067	$4,484

Weighted average common shares outstanding for basic EPS	21,733	19,875	21,306	19,897
Net effect of dilutive options	187	111	268	80
Weighted average shares outstanding for diluted EPS	21,920	19,986	21,574	19,977

Basic earnings per share	$0.21	$0.12	$0.38	$0.23

Diluted earnings per share	$0.21	$0.12	$0.37	$0.22

Potentially dilutive securities, which were not included in the computation of diluted earnings per share, because either the effect would have been anti-dilutive or the options’ exercise prices were greater than the average market price of the common stock, were 25,000 and 147,000 for the 13 weeks ended August 30, 2026 and August 31, 2025, respectively, and 12,500 and 241,000 for the 26 weeks ended August 30, 2026 and August 31, 2025, respectively.

8. SHAREHOLDERS’ EQUITY

On May 23, 2022, the Company announced that its Board of Directors authorized the Company’s purchase, on the open market and in privately negotiated transactions, of up to 1,500,000 additional shares of its common stock. This authorization supersedes any unused prior Board of Directors’ authorizations to purchase shares of the Company’s common stock. The Company purchased 0 and 166,955 shares of its common stock during the 26 weeks ended August 30, 2026 and August 31, 2025, respectively. As a result, the Company is authorized to purchase up to a total of 781,766 shares of its common stock, representing approximately 3.5% of the Company’s 22,031,235 total outstanding shares as of the close of business on October 5, 2026. There is no assurance the Company will purchase any shares pursuant to this Board of Directors’ authorization. Shares purchased by the Company, if any, will be retained as treasury stock and will be available for use under the Company’s stock option plan and for other corporate purposes.

On January 13, 2026, the Company entered into an Equity Distribution Agreement with Needham & Company, LLC (“Needham”) and Citizens JMP Securities, LLC (“Citizens”) (the “Distribution Agreement”) with respect to an at the market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.10 per share, having an aggregate offering price of up to $50,000 through Needham and Citizens as its sales agents or principals.  The Company is not obligated to sell any shares under the Distribution Agreement. Subject to the terms and conditions of the Distribution Agreement, Needham and Citizens will use commercially reasonable efforts, consistent with their normal trading and sales practices and applicable laws and regulations, to sell shares of the Company’s common stock from time to time based upon instructions received from the Company, including any price, time or size limits or other customary parameters or conditions specified, subject to certain limitations. Under the Distribution Agreement, Needham and Citizens may sell shares of the Company’s common stock by any method permitted by law deemed to be an "at-the-market offering program" as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. The issuance and sale, if any, of shares of the Company’s common stock under the Distribution Agreement are made pursuant to a registration statement on Form S-3 that the Company filed with the U.S. Securities and Exchange Commission (“SEC”) on January 13, 2026 and was declared effective on January 21, 2026. The offering is described in a prospectus filed as part of the registration statement. During the fiscal year ended March 1, 2026, the Company sold 942,749 shares under the Distribution Agreement for gross proceeds of $22,822. The Company incurred expenses, including commissions, legal and accounting fees of $1,086 related to the offering. In June 2026, the Company completed the program by selling 869,852 shares for gross proceeds of $27,174. The Company incurred approximately $910 of commissions, legal and accounting fees related to the offering during the quarter ended August 30, 2026 resulting in net proceeds of $26,264.

9. INCOME TAXES

For the 13 weeks and 26 weeks ended August 30, 2026, the Company recorded income tax provisions from operations of $1,037 and $2,305, respectively, which included discrete income tax benefits of $430 and $430, respectively. For the 13 weeks and 26 weeks ended August 31, 2025, the Company recorded income tax provisions from operations of $831 and $1,525, respectively, which included discrete income tax benefits of $10 and $38, respectively.

The Company’s effective tax rates for the 13 weeks and 26 weeks ended August 30, 2026 were 18.6% and 22.2%, respectively, compared to 25.7% and 25.4%, respectively, in the prior year’s comparable periods. The effective tax rate for the 13 weeks ended August 30, 2026 was lower than the U.S. statutory rate of 21% due to the discrete tax benefits recorded in the period. Absent these benefits, the effective tax rate for the 13 weeks ended August 30, 2026 was higher than the U.S. statutory rate of 21% due to state and local taxes and liabilities. The effective rate for the 26 weeks ended August 30, 2026 was higher than the U.S. statutory rate of 21% primarily due to state and local taxes and liabilities, offset by excess tax benefits on stock option exercises. The effective tax rates for the 13 weeks and 26 weeks ended August 31, 2025 were higher than the U.S. statutory rate of 21% primarily due to state and local taxes and liabilities, and the accrual of interest related to unrecognized tax benefits offset by excess tax benefits on stock option exercises.

10. GEOGRAPHIC REGIONS

The Company’s products are sold to customers in North America, Asia and Europe. The Company’s manufacturing facility is located in Kansas. Sales are attributed to geographic regions based upon the region in which the materials were delivered to the customer. All of the Company’s long-lived assets are located in North America.

Financial information regarding the Company’s continuing operations by geographic region is as follows:

	13 Weeks Ended		26 Weeks Ended
	August 30, 2026	August 31, 2025	August 30, 2026	August 31, 2025

Sales:

North America	$19,234	$15,811	$36,398	$30,126
Asia	346	49	599	460
Europe	1,211	521	2,106	1,195
Total sales	$20,791	$16,381	$39,103	$31,781

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

Commitments

On March 27, 2025, Park and ArianeGroup SAS entered into an agreement under which Park would advance funds to ArianeGroup SAS against future purchases of C2®B product in the total amount of €4,587 payable in three installments. The advance would be paid as follows: €1,376 was paid in April 2025 (actual cost of $1,564), €1,835 was paid in May 2026 (actual cost of $2,156) and €1,376 that will be paid in the third quarter of fiscal 2027 (approximately $1,549 based on October 5, 2026 exchange rates). These advanced funds are to be used to help fund the purchase and installation, by ArianeGroup SAS, of additional manufacturing equipment for ArianeGroup SAS’ production of C2®B product. Under the agreement, the Company commits to purchase C2®B product through December 2033 at an estimated cost of €36,000. The Company had $3,720 of advances included in Other Assets on the Condensed Consolidated Balance Sheet at August 30, 2026.

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

Financial Overview

The Company's net sales in the 13 weeks and 26 weeks ended August 30, 2026 were $20.8 million and $39.1 million, respectively, compared to $16.4 million and $31.8 million, respectively, in the 13 weeks and 26 weeks ended August 31, 2025. The increase for the 13-week period was primarily due to higher sales to military and commercial markets partially offset by lower sales to the general aviation market. The increase in sales for the 26 weeks ended August 30, 2026 was due to higher sales to military and commercial markets. Sales in the 13-week and 26-week periods ended August 30, 2026 were negatively impacted by $0.9 million due to refunds to customers during the periods for amounts charged for tariffs in fiscal year 2026. The Company refunded these tariffs to customers subsequent to receiving refunds for these tariffs, which were originally paid in fiscal year 2026, from U.S. Customs and Border Protection during the second quarter of fiscal year 2027.

The Company’s gross profit in the 13 weeks ended August 30, 2026 was higher than the gross profit in the prior year’s comparable period due to the increase in sales, a more favorable product mix partially offset by higher materials, labor and overhead costs. The Company’s gross profit in the 26 weeks ended August 30, 2026 was higher than the gross profit in the prior year’s comparable period due to the higher sales in the period and a more favorable sales mix partially offset by the higher costs noted above. While sales were negatively impacted by the tariff refunds to customers, the impact was wholly offset by a reduction of cost of goods sold due to tariff refunds received by the Company during the quarter.

The Company’s gross profit margins, measured as percentages of sales, were 34.3% and 34.6%, respectively, in the 13 weeks and 26 weeks ended August 30, 2026, compared to 31.2% and 30.9%, respectively, in the 13 weeks and 26 weeks ended August 31, 2025. The higher gross profit margins for the 13 and 26 weeks ended August 30, 2026 compared to the prior year’s comparable periods were primarily due to higher sales in those periods, which allowed for improved leverage of fixed overhead costs and a more favorable sales mix partially offset by higher labor costs.

The Company’s earnings before income taxes and net earnings increased 72.2% and 88.6%, respectively, in the 13 weeks ended August 30, 2026, compared to the 13 weeks ended August 31, 2025, primarily as a result of higher gross profit margins mentioned above and higher interest and other income partially offset by higher selling, general and administrative costs.

The Company’s earnings before income taxes and net earnings increased 72.6% and 79.9%, respectively, in the 26 weeks ended August 30, 2026, compared to the 26 weeks ended August 31, 2025, primarily due to the higher gross profit margins mentioned above and higher interest and other income partially offset by higher selling, general and administrative expenses.

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

Under a Business Partner Agreement with ArianeGroup SAS of Les Mureaux, France (“ArianeGroup”), Park is the exclusive North American distributor of ArianeGroup’s RAYCARB C2®B NG proprietary product.  RAYCARB C2®B NG is used to produce ablative composite materials for critical rocket and missile systems. Park is a long-term customer of ArianeGroup and uses ArianeGroup’s RAYCARB C2®B NG product in the production of many of Park’s key ablative materials, which Park supplies into critical rocket and missile programs. On March 27, 2025, Park and ArianeGroup entered into an agreement under which Park would advance funds to ArianeGroup against future purchases of C2®B product in the total amount in Euros of €4,587,000 payable in three installments. These advanced funds are to be used to help fund the purchase and installation, by ArianeGroup, of additional manufacturing equipment for ArianeGroup’s production of C2®B product.

In July 2026, the Company entered into a sublease agreement covering approximately 18 acres of total land in Tulsa, Oklahoma. The Company plans to build a new composites material manufacturing and development facility on the site. The facility will include full production lab facilities, office space, storage and freezer space and ancillary equipment necessary to support all planned manufacturing operations. The sublease commences on September 1, 2026, and has an initial term of 25 years with a renewal option for an additional 25 years. Annual rent under the sublease agreement for the initial five years of the sublease would be $269,469 with increases for each subsequent five-year period based upon the Consumer Price Index for All Urban Consumers, U.S., City Average All Items as published by the U.S. Bureau of Labor Statistics (“BLS”). The Company expects economic development incentives to offset a significant portion of the rent expense.

Results of Operations:

The following table sets forth the components of the Condensed Consolidated Statements of Operations:

	13 Weeks Ended			26 Weeks Ended
(Amounts in thousands, except per share	August 30,	August 31,	%	August 30,	August 31,	%
amounts)	2026	2025	Change	2026	2025	Change

Net sales	$20,791	$16,381	26.9%	$39,103	$31,781	23.0%
Cost of sales	13,656	11,265	21.2%	25,592	21,947	16.6%
Gross profit	7,135	5,116	39.5%	13,511	9,834	37.4%
Selling, general and administrative expenses	2,403	2,271	5.8%	4,764	4,570	4.2%
Earnings from operations	4,732	2,845	66.3%	8,747	5,264	66.2%
Interest and other income	839	390	115.1%	1,625	745	118.1%
Earnings from operations before income taxes	5,571	3,235	72.2%	10,372	6,009	72.6%
Income tax provision (Note 9)	1,037	831	24.8%	2,305	1,525	51.1%
Net earnings	$4,534	$2,404	88.6%	$8,067	$4,484	79.9%

Earnings per share:
Basic:
Basic earnings per share	$0.21	$0.12	75.0%	$0.38	$0.23	65.2%

Diluted:
Diluted earnings per share	$0.21	$0.12	75.0%	$0.37	$0.22	68.2%

Net Sales

The Company's net sales in the 13 weeks and 26 weeks ended August 30, 2026, were $20.8 million and $39.1 million, respectively, compared to $16.4 million and $31.8 million, respectively, in the 13 weeks and 26 weeks ended August 31, 2025. Sales for the 13 weeks and 26 weeks ended August 30, 2026 were higher by 26.9% and 23.0%, respectively, primarily driven by higher sales in the military and commercial markets partially offset by lower sales in the general aviation market. Sales in the 13-week and 26-week periods ended August 30, 2026 were negatively impacted by $0.9 million due to refunds to customers during the periods for amounts charged for tariffs in fiscal year 2026. The Company refunded these tariffs to customers subsequent to receiving the refunds for these tariffs, which were originally paid in fiscal year 2026, from U.S. Customs and Border Protection during the second quarter of fiscal year 2027.

Gross Profit

The Company’s gross profits in the 13 weeks and 26 weeks ended August 30, 2026 were higher than the gross profits in the prior year’s comparable periods due to the higher sales mentioned above and a more favorable product mix partially offset by higher labor and overhead costs. The increased overhead costs were driven by higher salaries and fringe benefits, as well as increased utilities and shipping supplies.

The Company’s gross profit margins, measured as a percentage of sales, were 34.3% and 34.6%, respectively, in the 13 weeks and 26 weeks ended August 30, 2026, compared to 31.2% and 30.9%, respectively, in the 13 weeks and 26 weeks ended August 31, 2025. The higher gross profit margins for the 13 and 26 weeks ended August 30, 2026 compared to the prior year’s comparable periods, were primarily due to the higher sales volume in the 13-week and 26-week periods which allowed for improved leverage of fixed overhead costs and a more favorable product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $132,000, or 5.8%, during the 13 weeks ended August 30, 2026 compared to the 13 weeks ended August 31, 2025, and these expenses, measured as percentages of sales, were 11.6% in the 13 weeks ended August 30, 2026 compared to 13.9% in the 13 weeks ended August 31, 2025. The increase in selling, general and administrative expenses during the 13 weeks ended August 30, 2026 was primarily due to higher freight costs, incentive compensation, information technology expenses, shareholder expenses, professional fees and trade show costs partially offset by lower legal expenses.

Selling, general and administrative expenses increased by $194,000, or 4.2%, during the 26 weeks ended August 30, 2026 compared to the 26 weeks ended August 31, 2025, and these expenses, measured as a percentage of sales, were 12.2% in the 26 weeks ended August 30, 2026 compared to 14.4% in the 26 weeks ended August 31, 2025. The increase in selling, general and administrative expenses during the 26 weeks ended August 30, 2026 was primarily due to the expenses noted above.

Selling, general and administrative expenses included stock option expenses of $84,000 and $176,000, respectively, for the 13 weeks and 26 weeks ended August 30, 2026, compared to stock option expenses of $101,000 and $189,000 for the 13 weeks and 26 weeks ended August 31, 2025.

Earnings from Operations

For the reasons set forth above, the Company’s earnings from operations were $4.7 million and $8.7 million, respectively, for the 13 weeks and 26 weeks ended August 30, 2026, compared to $2.8 million and $5.3 million, respectively, for the 13 weeks and 26 weeks ended August 31, 2025.

Interest and Other Income

Interest and other income were $839,000 and $1,625,000, respectively, for the 13 weeks and 26 weeks ended August 30, 2026, compared to $390,000 and $745,000, respectively, for the prior year's comparable periods. Interest income increased 115.1% and 118.1%, respectively, for the 13 weeks and 26 weeks ended August 30, 2026, primarily due to higher cash and investment balances primarily driven by the cash raised from the Company’s $50 million At The Market stock offering conducted in the fourth quarter of fiscal year 2026 and the second quarter of fiscal year 2027 as well as higher returns on cash and investments. These increases were partially offset by interest received in the prior year on tax refunds. During the 13 weeks and 26 weeks ended August 31, 2025, the Company earned interest income principally from its cash and investments, which consisted primarily of short-term instruments and money market funds.

Income Tax Provision

For the 13 weeks and 26 weeks ended August 30, 2026, the Company recorded income tax provisions of $1.0 million and $2.3 million, respectively, which included discrete income tax benefits of $430,000 and $430,000, respectively, for excess tax benefits from stock option exercises. For the 13 weeks and 26 weeks ended August 31, 2025, the Company recorded income tax provisions of $831,000 and $1.5 million, respectively, which included discrete income tax benefits of $10,000 and $38,000, respectively, for the excess tax benefits from stock option exercises offset by the accrual of interest related to unrecognized tax benefits.

The Company’s effective tax rates for the 13 weeks and 26 weeks ended August 30, 2026 were 18.6% and 22.2%, respectively, compared to 25.7% and 25.4%, respectively, in the prior year’s comparable periods. The effective tax rate for the 13 weeks ended August 30, 2026 was lower than the U.S. statutory rate of 21% due to the discrete tax benefits recorded in the period. Absent these benefits, the effective tax rate for the 13 weeks was higher than the U.S. statutory rate of 21% due to state and local taxes and liabilities. The effective rate for the 26 weeks ended August 30, 2026 was higher than the U.S. statutory rate of 21% primarily due to state and local taxes and liabilities, offset by excess tax benefits on stock option exercises. The effective tax rates for the 13 weeks and 26 weeks ended August 31, 2025 were higher than the U.S. statutory rate of 21% primarily due to state and local taxes and liabilities, and the accrual of interest related to unrecognized tax benefits offset by excess tax benefits on stock option exercises.

Net Earnings

For the reasons set forth above, the Company's net earnings for the 13 weeks and 26 weeks ended August 30, 2026 were $4.5 million and $8.1 million, respectively, compared to net earnings of $2.4 million and $4.5 million, respectively, for the 13 weeks and 26 weeks ended August 31, 2025.

Basic and Diluted Earnings Per Share

In the 13 weeks and 26 weeks ended August 30, 2026, basic earnings per share were $0.21 and $0.38, respectively, and diluted earnings per share were $0.21 and $0.37, respectively. In the 13 weeks and 26 weeks ended August 31, 2025, basic earnings per share were $0.12 and $0.23, respectively, and diluted earnings per share were $0.12 and $0.22, respectively.

Liquidity and Capital Resources

(Amounts in thousands)	August 30,	March 1,
	2026	2026	Change

Cash and cash equivalents and marketable securities	$114,749	$89,368	$25,381
Working capital	133,784	102,714	31,070

	26 Weeks Ended
(Amounts in thousands)	August 30,	August 31,
	2026	2025	Change

Net cash provided by (used in) operating activities	$1,270	$(527)	$1,797
Net cash (used in) provided by investing activities	(5,927)	14,931	(20,858)
Net cash provided by (used in) financing activities	24,489	(6,482)	30,971

On January 13, 2026, the Company entered into an Equity Distribution Agreement with Needham & Company, LLC (“Needham”) and Citizens JMP Securities, LLC (“Citizens”) (the “Distribution Agreement”) with respect to an “at the market offering” program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.10 per share, having an aggregate offering price of up to $50.0 million through Needham and Citizens as its sales agents.  The Company is not obligated to sell any shares under the Distribution Agreement. Subject to the terms and conditions of the Distribution Agreement, Needham and Citizens will use commercially reasonable efforts, consistent with their normal trading and sales practices and applicable laws and regulations, to sell shares of the Company’s common stock from time to time based upon instructions received from the Company, including any price, time or size limits or other customary parameters or conditions specified, subject to certain limitations. Under the Distribution Agreement, Needham and Citizens may sell shares of the Company’s common stock by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. The issuance and sale, if any, of shares of the Company’s common stock under the Distribution Agreement are made pursuant to a registration statement on Form S-3 that the Company filed with the U.S. Securities and Exchange Commission (“SEC”) on January 13, 2026 and was declared effective on January 21, 2026. The offering is described in a prospectus filed as part of the registration statement. During the fiscal year ended March 1, 2026, the Company sold 942,749 shares under the Distribution Agreement at an average price of $24.21 per share. Gross proceeds of $22.8 million were reduced by commissions and other expenses of $1.1 million resulting in net proceeds of $21.7 million. During the quarter ended August 30, 2026, the Company completed sales under the program. During that period, the Company sold 869,852 shares at an average price of $31.24 per share. Gross proceeds of $27.2 million were reduced by commissions and other expenses of $0.9 million resulting in net proceeds of $26.3 million.

Cash and Marketable Securities

Of the $114.7 million of cash and cash equivalents and marketable securities at August 30, 2026, $32.8 million was owned by one of the Company’s wholly-owned foreign subsidiaries.

The change in cash and cash equivalents and marketable securities at August 30, 2026 compared to March 1, 2026 was the result of the $26.3 million of proceeds from the issuance of common stock under the “at the market offering” described above and improved earnings in the 26 weeks ended August 30, 2026. These increases were partially offset by capital expenditures, dividends paid to shareholders, and the payment of a supplier advance of $2.2 million paid in May 2026. The significant changes in cash provided by (used in) operating activities were as follows:

●

accounts receivable increased by 35% at August 30, 2026 compared to March 1, 2026 primarily due to the timing of sales in the 13 weeks ended August 30, 2026 compared to the 13 weeks ended March 1, 2026;

●

inventories increased by 21% at August 30, 2026 compared to March 1, 2026 primarily due to higher raw materials and finished goods inventories to support expected growth in the remainder of fiscal 2027;

●

prepaid and other current assets increased by 51% at August 30, 2026 compared to March 1, 2026 primarily due to higher accrued interest income balances on cash and investments as well as higher prepaid insurance and information technology contracts;

●	other assets increased $2.1 million during the 26 weeks ended August 30, 2026 due to a long-term supplier advance paid in May 2026;

●	accounts payable decreased by 2% at August 30, 2026 compared to March 1, 2026 primarily due to timing of vendor payments;

●

accrued liabilities increased by 4% at August 30, 2026 compared to March 1, 2026 primarily due to increases in profit sharing and vacation and sick pay accruals partially offset by decreases in bonus, and property tax accruals; and

●	income taxes payable increased by 31% at August 30, 2026 compared to March 1, 2026 due to higher earnings in fiscal 2027.

In addition, the Company paid $5.3 million in cash dividends in the 26-week period ended August 30, 2026 compared to $5.0 million in the 26-week period ended August 31, 2025. The Company received proceeds from stock option exercises of $3.6 million in the 26-week period ended August 30, 2026 compared to proceeds of $0.7 million from stock option exercises during the 26-week period ended August 31, 2025. While the Company did not repurchase shares in the 26 weeks ended August 30, 2026, the Company used cash of $2.2 million to repurchase shares during the 26 weeks ended August 31, 2025.

Working Capital

The increase in working capital at August 30, 2026 compared to March 1, 2026 was primarily due to higher cash and investment balances at August 30, 2026 for the reasons described above as well as higher accounts receivable and inventory balances.

The Company's current ratio (the ratio of current assets to current liabilities) was 22.7 to 1.0 at August 30, 2026, compared to 18.2 to 1.0 at March 1, 2026.

Cash Flows

During the 26 weeks ended August 30, 2026, the Company's net earnings, adjusted for depreciation and amortization, deferred income taxes, stock-based compensation, amortization of bond premium, provision for credit losses, loss on sale of marketable securities and changes in operating assets and liabilities, resulted in a $1.3 million operating cash inflow compared to a cash outflow of $0.5 million for the 26 weeks ended August 31, 2025. The increase was driven by increased earnings during the 26 weeks ended August 30, 2026. During the same 26-week period, the Company expended $469,000 for the purchase of property, plant and equipment compared with $664,000 during the 26 weeks ended August 31, 2025. The Company paid $5.3 million in cash dividends in the 26-week period ended August 30, 2026 compared to $5.0 million in the 26-week period ended August 31, 2025. The Company received proceeds from stock option exercises of $3.6 million during the 26 weeks ended August 30, 2026 compared to $0.7 million during the 26 weeks ended August 31, 2025. The Company purchased no treasury shares during the 26 weeks ended August 30, 2026 while it purchased $2.2 million in the 26-week period ended August 31, 2025.

Other Liquidity Factors

The Company believes its financial resources will be sufficient, through the 12 months following the filing of this Form 10-Q Quarterly Report and for the foreseeable future thereafter, to provide for continued investment in working capital and property, plant and equipment and for general corporate purposes, including the Company’s plans to build a new composites material manufacturing and development facility with an expected cost of approximately $65 million. The Company’s financial resources are also available for purchases of the Company's common stock, cash dividend payments, and appropriate acquisitions and other expansions of the Company's business.

The Company is not aware of any other circumstances or events that are reasonably likely to occur that could materially affect its liquidity. The Company further believes its balance sheet and financial position to be very strong.

Contractual Obligations:

The Company’s contractual obligations and other commercial commitments to make future payments under contracts, such as lease agreements, consist primarily of operating lease commitments, commitments to purchase raw materials and remaining advance payable to ArianeGroup SAS. In March 2025, the Company entered into an agreement with a supplier, ArianeGroup SAS, under which the Company would advance funds against future purchases. The agreement requires payments of €4,587,000 in three installments, of which €1,376,000 was paid in April 2025 (actual cost of $1,564,000), €1,835,000 was paid in May 2026 (actual cost of $2,156,000) and €1,376,000 (approximately $1,549,000 based on October 5, 2026 exchange rates) that will be paid in the third quarter of fiscal 2027.  Under the agreement, the Company commits to purchase C2®B product through December 2033 at an estimated cost of €36,000,000. The Company has no other long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments or contingent commitments, other than two standby letters of credit in the total amount of $140,000, to secure the Company’s obligations under its workers’ compensation insurance program. In July 2026, the Company entered into a sublease agreement covering approximately 18 acres of total land in Tulsa, Oklahoma. The Company plans to build a new composites material manufacturing and development facility on the site. The facility will include full production lab facilities, office space, storage and freezer space and ancillary equipment necessary to support all planned manufacturing operations. The sublease commences on September 1, 2026, and has an initial term of 25 years with a renewal option for an additional 25 years. Annual rent under the sublease agreement for the initial five years of the sublease would be $269,469 with increases for each subsequent five-year period based upon the Consumer Price Index for All Urban Consumers, U.S., City Average All Items as published by the U.S. Bureau of Labor Statistics (“BLS”). The Company expects economic development incentives to offset a significant portion of the rent expense.

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

The Company’s critical accounting policies that are important to the Condensed Consolidated Financial Statements and that entail, to a significant extent, the use of estimates and assumptions and the application of management’s judgment are described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2026. There have been no significant changes to such accounting policies during the 2027 fiscal year second quarter.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The Company’s market risk exposure at August 30, 2026 is consistent with, and not greater than, the types of market risk and amount of exposures presented in the Annual Report on Form 10-K for the fiscal year ended March 1, 2026.

Item 4.   Controls and Procedures.

(a)    Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of August 30, 2026, the end of the quarterly fiscal period covered by this quarterly report. Based on such evaluation, the Company’s Chief Executive Officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The following table provides information with respect to shares of the Company’s common stock acquired by the Company during each month included in the Company’s 2027 fiscal year second quarter ended August 30, 2026.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

June 1 - July 1	-	$-	-

July 2 - August 2	-	$-	-

August 3 - August 30	-	$-	-

Total	-	$-	-	781,766	(a)

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at August 30, 2026 (unaudited) and March 1, 2026; (ii) Condensed Consolidated Statements of Operations for the 13 weeks and 26 weeks ended August 30, 2026 and August 31, 2025 (unaudited); (iii) Condensed Consolidated Statements of Comprehensive Earnings for the 13 weeks and 26 weeks ended August 30, 2026 and August 31, 2025 (unaudited); (iv) Condensed Consolidated Statements of Shareholders’ Equity at August 30, 2026 and August 31, 2025 (unaudited); and (v) Condensed Consolidated Statements of Cash Flows for the 26 weeks ended August 30, 2026 and August 31, 2025 (unaudited). * +

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at August 30, 2026 (unaudited) and March 1, 2026; (ii) Condensed Consolidated Statements of Operations for the 13 weeks and 26 weeks ended August 30, 2026 and August 31, 2025 (unaudited); (iii) Condensed Consolidated Statements of Comprehensive Earnings for the 13 weeks and 26 weeks ended August 30, 2026 and August 31, 2025 (unaudited); (iv) Condensed Consolidated Statements of Shareholders’ Equity at August 30, 2026 and August 31, 2025 (unaudited); and (v) Condensed Consolidated Statements of Cash Flows for the 26 weeks ended August 30, 2026 and August 31, 2025 (unaudited). * +

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

Park Aerospace Corp.
(Registrant)

Date: October 13, 2026	/s/ Brian E. Shore
Brian E. Shore
Chairman of the Board and
Chief Executive Officer
(principal executive officer)

Date: October 13, 2026	/s/ Constantine Petropoulos
Constantine Petropoulos
Senior Vice President and Chief Financial Officer
(principal financial officer)

Date: October 13, 2026	/s/ Christopher Goldner
Christopher Goldner
Vice-President – Finance (principal accounting officer)